Form 10-K
period 2007-12-31
ASTORIA FINANCIAL CORP
filed 2008-02-29
CIK 910322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2007, based on the closing price for a share of the registrant’s Common Stock on that date as reported by the New York Stock Exchange, was $2.34 billion.

The number of shares of the registrant’s Common Stock outstanding as of February 15, 2008 was 96,049,314 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be utilized in connection with the Annual Meeting of Stockholders to be held on May 21, 2008 and any adjournment thereof, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2007, are incorporated by reference into Part III.

ASTORIA FINANCIAL CORPORATION
2007 ANNUAL REPORT ON FORM 10-K
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

Available Information

Our internet website address is www.astoriafederal.com. Financial information, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, can be obtained free of charge from our investor relations website at http://ir.astoriafederal.com. The above reports are available on our website immediately after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Such reports are also available on the SEC’s website at www.sec.gov/edgar/searchedgar/webusers.htm.

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans, most of which are secured by one-to-four family properties and, to a lesser extent, multi-family properties and commercial real estate. The remainder of the loan portfolio consists of a variety of construction loans and consumer and other loans. At December 31, 2007, our net loan portfolio totaled $16.08 billion, or 74.0% of total assets.

We originate mortgage loans either directly through our banking and loan production offices in New York or indirectly through brokers and our third party loan origination program. Mortgage loan originations and purchases totaled $4.23 billion for the year ended December 31, 2007 and $3.43 billion for the year ended December 31, 2006. Mortgage loan originations include originations of loans held-for-sale totaling $203.7 million for the year ended December 31, 2007 and $232.2 million for the year ended December 31, 2006. Our retail loan origination program accounted for $1.01 billion of originations during 2007 and $1.29 billion of originations during 2006. We also have an extensive broker network covering twenty-two states and the District of Columbia. Our broker loan origination program consists of relationships with mortgage brokers and accounted for $2.81 billion of originations during 2007 and $1.76 billion of originations during 2006. Our third party loan origination program includes relationships with other financial institutions and mortgage bankers covering twenty-nine states and the District of Columbia and accounted for purchases of $407.3 million during 2007 and $385.6 million during 2006. Mortgage loans purchased through our third party loan origination program are subject to the same underwriting standards as our retail and broker originations. Our various loan origination programs provide efficient and diverse delivery channels for deployment of our cash flows. Additionally, our broker and third party loan origination programs provide geographic diversification, reducing our exposure to concentrations of credit risk. At December 31, 2007, $5.58 billion, or 35.6% of our total mortgage loan portfolio was secured by properties located in New York and $10.10 billion, or 64.4%, of our total mortgage loan portfolio was secured by properties located in 41 other states and the District of Columbia. Excluding New York, we have a concentration of greater than 5.0% of our total mortgage loan portfolio in seven states: 10.2% in California, 9.9% in New Jersey, 8.7% in Connecticut, 8.0% in Illinois, 6.2% in Virginia, 5.4% in Maryland and 5.1% in Massachusetts. See the “Loan Portfolio Composition” table on page 8 and the “Loan Maturity, Repricing and Activity” tables on pages 8 and 9.

We outsource the servicing of our mortgage loan portfolio, including our portfolio of mortgage loans serviced for other investors to an unrelated third party under a sub-servicing agreement.

One-to-Four Family Mortgage Lending

Our primary lending emphasis is on the origination and purchase of first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner. To a much lesser degree, we make loans secured by non-owner occupied one-to-four family properties acquired as an investment by the borrower, although we discontinued originating such loans in January 2008. We also originate a limited number of second mortgage loans which are underwritten according to the same standards as first mortgage loans.

At December 31, 2007, $11.63 billion, or 72.5%, of our total loan portfolio consisted of one-to-four family mortgage loans, of which $11.23 billion, or 96.6%, were adjustable rate mortgage, or ARM, loans. Our ARM loan portfolio consists primarily of interest-only hybrid and hybrid ARM loans. We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods. We offer interest-only hybrid ARM loans, generally with thirty year terms, which have an initial fixed rate for three, five or seven years and convert into one year interest-only ARM loans at the end of the initial fixed rate period. However, effective January 2008, we no longer offer interest-only hybrid ARM loans with an initial fixed rate period of three years. Our interest-only ARM loans require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term. Our portfolio of one-to-four family interest-only ARM loans totaled $7.64 billion, or 65.7% of our one-to-four family mortgage loans, at December 31, 2007. We also offer hybrid ARM loans which initially have a fixed rate for three, five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period. The three, five and seven year hybrid ARM loans have terms of up to forty years and the ten year hybrid ARM loans have terms of up to thirty years. Our hybrid ARM loans require the borrower to make principal and interest payments during the entire loan term.

Within our one-to-four family mortgage loan portfolio of interest-only hybrid ARM loans, hybrid ARM loans and fixed rate loans, we have reduced documentation loan products. Reduced documentation loans are comprised of stated income, full asset, or SIFA, loans; stated income, stated asset, or SISA, loans; and Super Streamline loans. SIFA and SISA loans require a prospective borrower to complete a standard mortgage loan application while the Super Streamline product requires the completion of an abbreviated application and is, in effect, considered a “no documentation” loan. At December 31, 2007 our portfolio of one-to-four family reduced documentation loans totaled $2.89 billion, or 24.9% of our one-to-four family mortgage loans, and was comprised primarily of SIFA loans. During the 2007 second quarter, we discontinued originating SISA and Super Streamline loans and during the 2007 fourth quarter, we discontinued originating SIFA loans.

All ARM loans we offer have annual and lifetime interest rate ceilings and floors. ARM loans may be offered with an initial interest rate which is less than the fully indexed rate for the loan at the time of origination. We determine the initial discounted rate in accordance with market and competitive factors. We underwrite ARM loans using the initial rate, which may be a discounted rate. To recognize the credit risks associated with interest-only hybrid ARM loans, during the 2006 second quarter, we began underwriting our interest-only hybrid ARM loans based on a fully amortizing thirty year loan. Additionally, effective in 2007, in accordance with federal banking regulatory guidelines, we began underwriting our interest-only hybrid ARM loans at the higher of the fully indexed rate or the initial note rate. We use the same underwriting standards for our retail, broker and third party mortgage loan originations.

Our policy on owner-occupied, one-to-four family loans is to lend up to 80% of the appraised value of the property securing the loan. Prior to the fourth quarter of 2007, for mortgage loans which had a loan-to-value ratio of greater than 80%, we required the mortgagor to obtain private mortgage insurance. In addition, we offered a variety of proprietary products which allowed the borrower to obtain financing of up to 90% loan-to-value without private mortgage insurance, through a combination of a first mortgage loan with an 80% loan-to-value and a home equity line of credit for the additional 10%. This type of financing does not comprise a significant portion of our lending portfolio. During the fourth quarter of 2007, we revised our policy on originations of owner-occupied, one-to-four family loans to discontinue lending amounts in excess of 80% of the appraised value of the property securing the loan, except in the case of loans originated under our affordable housing program, which is consistent with our program for compliance with the Community Reinvestment Act, or CRA, and in the case of loans originated for sale. See “Regulation and Supervision – Community Reinvestment” for a further discussion of the CRA.

ARM loans pose credit risks somewhat greater than the risks posed by fixed rate loans primarily because, as interest rates rise, the underlying payments of the borrower increase when the loan is beyond its initial fixed rate period, increasing the potential for default. Interest-only ARM loans have an additional potential risk element when the loan payments adjust after the tenth anniversary of the loan to include principal payments resulting in a further increase in the underlying payments. We continue to prudently manage the greater risk posed by ARM and interest-only ARM loans through the application of sound underwriting practices and strong risk management systems.

Our reduced documentation loans also have additional elements of risk since not all of the information provided by the borrower is verified and in the case of the Super Streamline product, the information provided by the borrower is limited. However, each of these products requires the receipt of an appraisal of the real estate used as collateral for the mortgage loan and a credit report on the prospective borrower. The loans are priced according to our internal risk assessment of the loan giving consideration to the loan-to-value ratio, the potential borrower’s credit scores and various other credit criteria. SIFA loans require the verification of a potential borrower’s asset information on the loan application, but not the income information provided. SIFA loans comprised approximately 13% of our one-to-four family loan originations in 2007 and had an average loan-to-value ratio at origination of 66%. The SISA and Super Streamline loans represented only 1% of our 2007 originations.

Generally, we originate fifteen year and thirty year fixed rate one-to-four family mortgage loans for sale to various GSEs or other investors with servicing either retained or released. The sale of such loans is generally arranged through a master commitment either on a mandatory delivery or best efforts basis. Loans serviced for others totaled $1.27 billion at December 31, 2007.

One-to-four family loan originations and purchases totaled $3.82 billion in 2007 and $2.73 billion in 2006. One-to-four family loan originations include originations of loans held-for-sale totaling $203.7 million in 2007 and $232.2 million in 2006.

Multi-Family and Commercial Real Estate Lending

While we are primarily a one-to-four family mortgage lender, we also originate multi-family and commercial real estate loans. At December 31, 2007, $2.95 billion, or 18.4%, of our total loan portfolio consisted of multi-family mortgage loans and $1.03 billion, or 6.4%, of our total loan portfolio consisted of commercial real estate loans. During 2007, we originated $410.4 million of multi-family, commercial real estate and mixed use loans compared to $664.4 million in 2006. Mixed use loans are secured by properties which are intended for both residential and business use and are classified as multi-family or commercial real estate based on the greater number of residential versus commercial units.

The multi-family and commercial real estate loans in our portfolio consist of both fixed rate and adjustable rate loans which were originated at prevailing market rates. Multi-family and commercial real estate loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years. We also originate interest-only multi-family and commercial real estate loans to qualified borrowers. Such loans are underwritten on the basis of a fully amortizing loan. Multi-family and commercial real estate interest-only loans differ from one-to-four family interest-only loans in that the interest-only period for multi-family and commercial real estate loans generally ranges from one to five years and such loans typically provide for balloon payments at maturity. Our portfolio of multi-family and commercial real estate interest-only loans totaled $639.7 million, or 16.1% of our multi-family and commercial real estate loans, at December 31, 2007, and was comprised primarily of multi-family loans. In making multi-family and commercial real estate loans, we primarily consider the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and our lending experience with the borrower. Our current policy is to require a minimum debt service coverage ratio of 1.20 times for multi-family and commercial real estate loans. Additionally, on multi-family loans, our current policy is to finance up to 80% of the lesser of the purchase price or appraised value of the property securing the loan on purchases or 80% of the appraised value on refinances. On commercial real estate loans, our current policy is to finance up to 75% of the lesser of the purchase price or appraised value of the property securing the loan on purchases or 75% of the appraised value on refinances.

Our policy generally has been to originate multi-family and commercial real estate loans in the New York metropolitan area, which includes New York, New Jersey and Connecticut, although we have also originated loans in various other states, including Florida and Pennsylvania. Originations in states other than New York, New Jersey and Connecticut represented 12.0% of our total originations in 2007. We do not believe that current market pricing for multi-family and commercial real estate loans supports aggressively pursuing such loans given the additional risks associated with this type of lending and, therefore, are currently only originating such loans in the New York metropolitan area.

The majority of the multi-family loans in our portfolio are secured by six- to fifty-unit apartment buildings and mixed use properties (more residential than business units). As of December 31, 2007, our single largest multi-family credit had an outstanding balance of $16.3 million and was current and secured by a 276-unit apartment complex in Staten Island, New York. At December 31, 2007, the average balance of loans in our multi-family portfolio was approximately $900,000.

Commercial real estate loans are typically secured by retail stores, office buildings and mixed use properties (more business than residential units). As of December 31, 2007, our single largest commercial real estate credit had an outstanding principal balance of $7.5 million and was current and secured by a one-story retail building with 10 retail units in Ozone Park, New York. At December 31, 2007, the average balance of loans in our commercial real estate portfolio was approximately $1.1 million.

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

Construction Loans

At December 31, 2007, $77.7 million, or 0.5%, of our total loan portfolio consisted of construction loans. We offer construction loans for all types of residential properties and certain commercial real estate properties. Generally, construction loan terms run between one and two years and are interest-only, adjustable rate loans indexed to the prime rate. We generally offer construction loans up to a maximum of $10.0 million. As of December 31, 2007, our average construction loan commitment was approximately $3.3 million and the average outstanding balance of loans in our construction loan portfolio was approximately $1.9 million.

Construction lending involves additional credit risk to the lender as compared with other types of mortgage lending. This additional credit risk is attributable to the fact that loan funds are advanced upon the security of the project under construction, predicated on the present value of the property and the anticipated future value of the property upon completion of construction or development. Construction loans are funded monthly, based on the work completed, and are generally monitored by a professional construction engineer and our commercial real estate lending department. To a lesser extent, qualified bank appraisers and certified home inspectors are utilized to monitor less complex projects. We are not pursuing these types of loans in the current real estate market.

Consumer and Other Loans

At December 31, 2007, $356.8 million, or 2.2%, of our total loan portfolio consisted of consumer and other loans which were primarily home equity lines of credit. Our home equity lines of credit are originated on one-to-four family owner-occupied properties. Prior to the fourth quarter of 2007, these lines of credit were generally limited to aggregate outstanding indebtedness secured by up to 90% of the appraised value of the property. During the fourth quarter of 2007, we revised our policy on originations of home equity lines of credit to limit aggregate outstanding indebtedness to 75% of the appraised value of the property and only for loans where we hold the first lien mortgage on the property. Such lines of credit are underwritten based on our evaluation of the borrower’s ability to repay the debt. Home equity lines of credit are adjustable rate loans which are indexed to the prime rate and generally reset monthly.

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

Included in consumer and other loans were $20.5 million of commercial business loans at December 31, 2007. These loans are underwritten based upon the cash flow and earnings of the borrower and the value of the collateral securing such loans, if any.

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

For mortgage loans secured by one-to-four family properties, upon receipt of a completed application from a prospective borrower, we generally order a credit report, verify income and other information and, if necessary, obtain additional financial or credit related information. As previously discussed, reduced documentation loans have varied verification and documentation requirements. For mortgage loans secured by multi-family properties and commercial real estate, we obtain financial information concerning the operation of the property. Personal guarantees are generally not obtained with respect to multi-family and commercial real estate loans. An appraisal of the real estate used as collateral for mortgage loans is also obtained as part of the underwriting process. All appraisals are performed by licensed or certified appraisers, the majority of which are licensed independent third party appraisers. We have an internal appraisal review process to monitor third party appraisals. The Board of Directors annually reviews and approves our appraisal policy.

Loan Portfolio Composition

The following table sets forth the composition of our net loans receivable portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

	At December 31,

	2007		2006		2005		2004		2003

(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Mortgage loans (gross):
One-to-four family	$11,628,270	72.51%	$10,214,146	68.67%	$9,757,920	68.24%	$9,054,747	68.68%	$8,971,048	71.13%
Multi-family	2,945,546	18.36	2,987,531	20.09	2,826,807	19.77	2,558,935	19.41	2,230,414	17.69
Commercial real estate	1,031,812	6.43	1,100,218	7.40	1,075,914	7.52	944,859	7.17	880,296	6.98
Construction	77,723	0.48	140,182	0.94	137,012	0.96	117,766	0.89	99,046	0.79

Total mortgage loans	15,683,351	97.78	14,442,077	97.10	13,797,653	96.49	12,676,307	96.15	12,180,804	96.59

Consumer and other loans (gross):
Home equity	320,884	1.99	392,141	2.64	460,064	3.22	466,087	3.53	386,846	3.07
Commercial	20,494	0.13	22,262	0.15	24,644	0.17	21,819	0.17	21,937	0.17
Other	15,443	0.10	16,387	0.11	17,796	0.12	19,382	0.15	21,363	0.17

Total consumer and other loans	356,821	2.22	430,790	2.90	502,504	3.51	507,288	3.85	430,146	3.41

Total loans (gross)	16,040,172	100.00%	14,872,867	100.00%	14,300,157	100.00%	13,183,595	100.00%	12,610,950	100.00%

Net unamortized premiums and deferred loan costs	114,842		98,824		92,136		79,684		76,037

Total loans	16,155,014		14,971,691		14,392,293		13,263,279		12,686,987

Allowance for loan losses	(78,946)		(79,942)		(81,159)		(82,758)		(83,121)

Total loans, net	$16,076,068		$14,891,749		$14,311,134		$13,180,521		$12,603,866

Loan Maturity, Repricing and Activity

The following table shows the contractual maturities of our loans receivable at December 31, 2007 and does not reflect the effect of prepayments or scheduled principal amortization.

	At December 31, 2007

(In Thousands)	One-to- Four Family	Multi- Family	Commercial Real Estate	Construction	Consumer and Other	Total Loans Receivable

Amount due:
Within one year	$5,552	$5,446	$4,788	$69,947	$18,238	$103,971

After one year:
Over one to three years	16,530	17,987	7,608	7,776	13,351	63,252
Over three to five years	54,371	49,317	40,057	—	6,486	150,231
Over five to ten years	260,569	1,733,620	661,257	—	4,330	2,659,776
Over ten to twenty years	310,862	943,721	291,649	—	3,353	1,549,585
Over twenty years	10,980,386	195,455	26,453	—	311,063	11,513,357

Total due after one year	11,622,718	2,940,100	1,027,024	7,776	338,583	15,936,201

Total amount due	$11,628,270	$2,945,546	$1,031,812	$77,723	$356,821	$16,040,172

Net unamortized premiums and deferred loan costs						114,842
Allowance for loan losses						(78,946)

Loans receivable, net						$16,076,068

The following table sets forth at December 31, 2007, the dollar amount of our loans receivable contractually maturing after December 31, 2008, and whether such loans have fixed interest rates or adjustable interest rates. Our interest-only hybrid and hybrid ARM loans are classified as adjustable rate loans.

	Maturing After December 31, 2008

(In Thousands)	Fixed	Adjustable	Total

Mortgage loans:
One-to-four family	$389,887	$11,232,831	$11,622,718
Multi-family	372,994	2,567,106	2,940,100
Commercial real estate	102,100	924,924	1,027,024
Construction	—	7,776	7,776
Consumer and other loans	12,431	326,152	338,583

Total	$877,412	$15,058,789	$15,936,201

The following table sets forth our loan originations, purchases, sales and principal repayments for the periods indicated, including loans held-for-sale.

	For the Year Ended December 31,

(In Thousands)	2007	2006	2005

Mortgage loans (gross) (1):
At beginning of year	$14,457,975	$13,820,428	$12,698,725
Mortgage loans originated:
One-to-four family	3,412,315	2,346,056	2,380,388
Multi-family	363,648	524,645	683,643
Commercial real estate	46,777	139,723	269,269
Construction	1,993	36,975	114,507

Total mortgage loans originated	3,824,733	3,047,399	3,447,807

Purchases of mortgage loans (2)	407,316	385,567	874,529
Principal repayments	(2,786,822)	(2,579,143)	(2,820,437)
Sales of mortgage loans	(224,428)	(248,767)	(361,579)
Advances on construction loans in excess of (less than) originations	23,558	34,611	(15,285)
Transfer of loans to real estate owned	(10,749)	(897)	(2,107)
Net loans charged off	(2,908)	(1,223)	(1,225)

At end of year	$15,688,675	$14,457,975	$13,820,428

Consumer and other loans (gross) (3):
At beginning of year	$431,466	$503,511	$508,691
Consumer and other loans originated	153,715	216,373	295,495
Principal repayments	(225,536)	(286,670)	(297,843)
Sales of consumer and other loans	(1,243)	(1,754)	(2,458)
Net loans (charged off) recovered	(588)	6	(374)

At end of year	$357,814	$431,466	$503,511

(1)	Includes loans classified as held-for-sale totaling $5.3 million, $15.9 million and $22.8 million at December 31, 2007, 2006 and 2005, respectively.

(2)	Purchases of mortgage loans represent third party loan originations and are secured by one-to-four family properties.

(3)	Includes loans classified as held-for-sale totaling $993,000, $676,000 and $1.0 million at December 31, 2007, 2006 and 2005, respectively.

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

Non-performing Assets

Non-performing assets include non-accrual loans, mortgage loans delinquent 90 days or more and still accruing interest and real estate owned, or REO. Total non-performing assets increased $55.4 million to $115.4 million at December 31, 2007, from $60.0 million at December 31, 2006. Non-performing loans, the most significant component of non-performing assets, increased $46.9 million to $106.3 million at December 31, 2007, from $59.4 million at December 31, 2006. The increases in non-performing assets and non-performing loans were primarily due to an increase of $48.3 million in non-performing one-to-four family mortgage loans, of which $32.5 million were reduced documentation loans. The increase in non-performing loans and assets occurred primarily during the second half of 2007. We believe the increase is primarily due to the overall increase in our loan portfolio and the continued decline of the real estate and housing markets, as well as the overall economic environment. As a geographically diversified lender, we are not immune to negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing industry nationally. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. Despite the increase in non-performing loans at December 31, 2007, our non-performing loans continue to remain at low levels in relation to the size of our loan portfolio. The ratio of non-performing loans to total loans increased to 0.66% at December 31, 2007, from 0.40% at December 31, 2006. Our ratio of non-performing assets to total assets increased to 0.53% at December 31, 2007, from 0.28% at December 31, 2006. The allowance for loan losses as a percentage of total non-performing loans decreased to 74.25% at December 31, 2007, from 134.55% at December 31, 2006. For a further discussion of our non-performing assets and non-performing loans and the allowance for loan losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

During the year ended December 31, 2007, we sold $10.4 million of non-performing mortgage loans, primarily multi-family and commercial real estate loans. For further discussion of the sale of these loans, including the impact the sale may have had on our non-performing loans, non-performing assets and related ratios at December 31, 2007, see “Asset Quality” in Item 7, “MD&A.”

We discontinue accruing interest on mortgage loans when such loans become 90 days delinquent as to their interest due, even though in some instances the borrower has only missed two payments. At December 31, 2007, $38.3 million of mortgage loans classified as non-performing had missed only two payments, compared to $17.3 million at December 31, 2006. We discontinue accruing interest on consumer and other loans when such loans become 90 days delinquent as to their payment due. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted. In some circumstances, we continue to accrue interest on mortgage loans delinquent 90 days or more as to their maturity date, but not their interest due. Such loans totaled $474,000 at December 31, 2007 and $488,000 at December 31, 2006. In general, 90 days prior to a loan’s maturity, the borrower is reminded of the maturity date. Where the borrower has continued to make monthly payments to us and where we do not have a reason to believe that any loss will be incurred on the loan, we have treated these loans as current and have continued to accrue interest.

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried in other assets, net of allowances for losses, at the lower of cost or fair value less estimated selling costs. We maintain an allowance for losses representing decreases in value which are charged to income along with any additional expenses incurred on the property. Fair value is estimated through current appraisals, a drive-by inspection of the property or a market analysis of comparable homes in the area. Write-downs required at the time of acquisition are charged to the allowance for loan losses. The net carrying value of our REO totaled $9.1 million, net of an allowance for losses of $493,000, at December 31, 2007 and $627,000 at December 31, 2006 and consisted of one-to-four family properties. There was no allowance for losses on REO at December 31, 2006.

Classified Assets

Our Asset Review Department reviews and classifies our assets and independently reports the results of its reviews to our Board of Directors quarterly. Our Asset Classification Committee establishes policy relating to the internal classification of loans and also provides input to the Asset Review Department in its review of our assets.

Federal regulations and our policy require the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as special mention, substandard, doubtful or loss. An asset classified as special mention has potential weaknesses, which, if uncorrected, may result in the deterioration of the repayment prospects or in our credit position at some future date. An asset classified as substandard is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full satisfaction of the loan amount, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Those assets classified as substandard, doubtful or loss are considered adversely classified. See the table on page 71 for additional information on our classified assets.

If a loan is individually classified, an updated estimate of collateral value is obtained through an appraisal, where practical. In instances where we have not taken possession of the property or do not otherwise have access to the premises and therefore cannot obtain a complete appraisal, an estimated value of the property is obtained based primarily on a drive-by inspection and a comparison of the property securing the loan with similar properties in the area, by either a licensed appraiser or real estate broker for one-to-four family properties. For multi-family and commercial real estate properties, our internal Asset Review personnel estimate the collateral value based on an internal cash flow analysis, coupled with, in most cases, a drive-by inspection of the property. In circumstances for which we have determined that repayment of the loan will be based solely on the collateral and the unpaid balance of the loan is greater than the estimated fair value of such collateral, a specific valuation allowance is established for the difference between the carrying value and the fair value less estimated selling costs.

Impaired Loans

A loan is normally deemed impaired when it is probable we will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. A valuation allowance is established when the current estimated fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. Our impaired loans at December 31, 2007, net of their related allowance for loan losses of $6.3 million, totaled $48.8 million. Interest income recognized on impaired loans amounted to $2.4 million for the year ended December 31, 2007. For further detail on our impaired loans, see Note 4 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Allowance for Loan Losses

For a discussion of our accounting policy related to the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” in Item 7, “MD&A.”

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

Investment Activities

General

Our investment policy is designed to complement our lending activities, generate a favorable return without incurring undue interest rate and credit risk, enable us to manage the interest rate sensitivity of our overall assets and liabilities and provide and maintain liquidity, primarily through cash flow. In establishing our investment strategies, we consider our business and growth plans, the economic environment, our interest rate sensitivity position, the types of securities held and other factors. At December 31, 2007, our securities portfolio totaled $4.37 billion, or 20.1% of total assets.

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

Securities

Our securities portfolio is comprised primarily of mortgage-backed securities. At December 31, 2007, our mortgage-backed securities totaled $4.28 billion, or 97.9% of total securities, of which $4.23 billion, or 96.6% of total securities, were REMIC and CMO securities, substantially all of which had fixed rates. These securities provide liquidity, collateral for borrowings and minimal credit risk while providing appropriate returns and are an attractive alternative to other investments due to the wide variety of maturity and repayment options available. Of the REMIC and CMO securities portfolio, $3.96 billion, or 93.7%, are guaranteed by Fannie Mae, or FNMA, Freddie Mac, or FHLMC, or Ginnie Mae, or GNMA, as issuer. The balance of this portfolio is comprised of privately issued securities, substantially all of which have a credit rating of AAA. In addition to our REMIC and CMO securities, at December 31,

2007, we had $55.3 million, or 1.3% of total securities, in mortgage-backed pass-through certificates guaranteed by either FNMA, FHLMC or GNMA.

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

In addition to mortgage-backed securities, at December 31, 2007, we had $89.7 million of other securities, consisting primarily of FHLMC preferred stock, some of which, by their terms, may be called by the issuer, typically after the passage of a fixed period of time. At December 31, 2007, the amortized cost of callable securities totaled $83.5 million. Securities called during the year ended December 31, 2007 totaled $20.0 million.

At December 31, 2007, our securities available-for-sale totaled $1.31 billion and our securities held-to-maturity totaled $3.06 billion. For a further discussion of our securities portfolio, see the tables on pages 14, 15 and 16, Item 7, “MD&A,” and Note 1 and Note 3 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

As a member of the Federal Home Loan Bank, or FHLB, of New York, or FHLB-NY, Astoria Federal is required to maintain a specified investment in the capital stock of the FHLB-NY. See “Regulation and Supervision - Federal Home Loan Bank System.”

Repurchase Agreements

We invest in various money market instruments, including repurchase agreements (securities purchased under agreements to resell) and overnight and term federal funds, although at December 31, 2007 and 2006 we had no investments in federal funds sold. Money market instruments are used to invest our available funds resulting from cash flow and to help satisfy liquidity needs. For a further discussion of our repurchase agreements, see Item 7, “MD&A” and Note 1 and Note 2 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

	At December 31,

	2007		2006		2005

(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Securities available-for-sale:
Mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$1,138,139	86.67%	$1,315,254	84.29%	$1,567,312	85.12%
Non-GSE issuance	38,381	2.92	47,905	3.07	57,938	3.15
GSE pass-through certificates	53,202	4.05	65,956	4.23	93,124	5.06
FHLMC preferred and FNMA common stock	83,034	6.32	130,217	8.35	120,495	6.54
Other securities	550	0.04	993	0.06	2,482	0.13

Total securities available-for-sale	$1,313,306	100.00%	$1,560,325	100.00%	$1,841,351	100.00%

Securities held-to-maturity:
Mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$2,822,089	92.30%	$3,474,662	91.94%	$4,346,631	91.88%
Non-GSE issuance	227,278	7.43	283,017	7.49	354,395	7.49
GSE pass-through certificates	2,108	0.07	3,484	0.09	5,737	0.12
Obligations of states and political subdivisions and corporate debt securities	6,069	0.20	18,193	0.48	24,190	0.51

Total securities held-to-maturity	$3,057,544	100.00%	$3,779,356	100.00%	$4,730,953	100.00%

The table below sets forth certain information regarding the amortized costs, estimated fair values, weighted average yields and contractual maturities of our repurchase agreements, FHLB-NY stock, securities available-for-sale and securities held-to-maturity at December 31, 2007 and does not reflect the effect of prepayments or scheduled principal amortization on our REMICs, CMOs and pass-through certificates.

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total Securities

(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield

Repurchase agreements	$24,218	4.40%	$—	—%	$—	—%	$—	—%	$24,218	$24,218	4.40%

FHLB-NY stock (1)(2)	$—	—%	$—	—%	$—	—%	$201,490	8.40%	$201,490	$201,490	8.40%

Securities available-for-sale:
REMICs and CMOs:
GSE issuance	$14	6.55%	$—	—%	$—	—%	$1,184,615	3.96%	$1,184,629	$1,138,139	3.96%
Non-GSE issuance	—	—	—	—	120	5.68	40,606	3.71	40,726	38,381	3.71
GSE pass-through certificates	—	—	439	7.90	13,045	6.97	38,508	7.07	51,992	53,202	7.05
FHLMC preferred and FNMA common stock (1)	—	—	—	—	—	—	83,011	7.01	83,011	83,034	7.01
Other securities	25	5.25	525	4.51	—	—	—	—	550	550	4.54

Total securities available-for-sale	$39	5.72%	$964	6.05%	$13,165	6.96%	$1,346,740	4.23%	$1,360,908	$1,313,306	4.26%

Securities held-to-maturity:
REMICs and CMOs:
GSE issuance	$—	—%	$—	—%	$169,434	4.65%	$2,652,655	4.49%	$2,822,089	$2,784,400	4.50%
Non-GSE issuance	—	—	—	—	24	9.14	227,254	4.40	227,278	220,353	4.40
GSE pass-through certificates	33	8.46	93	9.51	1,884	7.22	98	9.54	2,108	2,192	7.45
Obligations of states and political subdivisions	—	—	—	—	915	6.50	5,154	6.50	6,069	6,069	6.50

Total securities held-to-maturity	$33	8.46%	$93	9.51%	$172,257	4.69%	$2,885,161	4.49%	$3,057,544	$3,013,014	4.50%

(1)	As equity securities have no maturities, they are classified in the over ten years category.

(2)	The carrying amount of FHLB-NY stock equals cost. The weighted average yield represents the 2007 fourth quarter dividend rate declared by the FHLB-NY in January 2008.

The following table sets forth the aggregate amortized cost and estimated fair value of our securities, substantially all of which are mortgage-backed securities, where the aggregate amortized cost of securities from a single issuer exceeds ten percent of our stockholders’ equity at December 31, 2007.

(In Thousands)	Amortized Cost	Estimated Fair Value

FHLMC	$2,573,985	$2,532,661
FNMA	1,441,045	1,401,762
FHLB-NY stock	201,490	201,490

Sources of Funds

General

Our primary source of funds is the cash flow provided by our investing activities, including principal and interest payments on loans and securities. Our other sources of funds are provided by operating activities (primarily net income) and financing activities, including deposits and borrowings.

Deposits

We offer a variety of deposit accounts with a range of interest rates and terms. We presently offer passbook and statement savings accounts, money market accounts, NOW and demand deposit accounts, Liquid certificates of deposit, or Liquid CDs, and certificates of deposit, which include all time deposits other than Liquid CDs. Liquid CDs have maturities of three months, require the maintenance of a minimum balance and allow depositors the ability to make periodic deposits to and withdrawals from their account. We consider Liquid CDs as part of our core deposits, along with savings accounts, money market accounts and NOW and demand deposit accounts, due to their depositor flexibility. At December 31, 2007, our deposits totaled $13.05 billion. Of the total deposit balance, $1.56 billion, or 11.9%, represent Individual Retirement Accounts. We held no brokered deposits at December 31, 2007.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on our sales and marketing efforts, including print advertising, competitive rates, quality service, our PEAK Process, new products and long-standing customer relationships to attract and retain these deposits. When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds. We continue to experience intense competition for deposits. However, we continue to maintain a strong level of core deposits, which has contributed to our low cost of funds. Core deposits represented 39.5% of total deposits at December 31, 2007.

For a further discussion of our deposits, see the following tables, Item 7, “MD&A,” and Note 7 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

The following table presents our deposit activity for the years indicated.

	For the Year Ended December 31,

(Dollars in Thousands)	2007	2006	2005

Opening balance	$13,224,024	$12,810,455	$12,323,257
Net (withdrawals) deposits	(630,625)	28,799	205,799
Interest credited	456,039	384,770	281,399

Ending balance	$13,049,438	$13,224,024	$12,810,455

Net (decrease) increase	$(174,586)	$413,569	$487,198

Percentage (decrease) increase	(1.32)%	3.23%	3.95%

The following table sets forth the maturity periods of our certificates of deposit and Liquid CDs in amounts of $100,000 or more at December 31, 2007.

(In Thousands)	Amount

Within three months	$1,379,561
Three to six months	731,479
Six to twelve months	686,856
Over twelve months	442,236

Total	$3,240,132

The following table sets forth the distribution of our average deposit balances for the periods indicated and the weighted average nominal interest rates for each category of deposit presented.

	For the Year Ended December 31,

	2007			2006			2005

(Dollars in Thousands)	Average Balance	Percent of Total	Weighted Average Nominal Rate	Average Balance	Percent of Total	Weighted Average Nominal Rate	Average Balance	Percent of Total	Weighted Average Nominal Rate

Savings	$2,014,253	15.22%	0.40%	$2,325,346	17.90%	0.40%	$2,742,417	21.74%	0.40%
Money market	379,634	2.87	0.99	536,549	4.13	0.98	804,855	6.38	0.93
NOW	863,679	6.53	0.11	885,456	6.81	0.10	936,848	7.43	0.10
Non-interest bearing NOW and demand deposit	601,784	4.55	—	614,675	4.73	—	632,571	5.01	—
Liquid CDs	1,549,774	11.71	4.62	1,092,533	8.41	4.52	350,923	2.78	3.01

Total	5,409,124	40.88	1.56	5,454,559	41.98	1.19	5,467,614	43.34	0.55

Certificates of deposit (1):
Within one year	2,064,884	15.60	4.72	1,624,868	12.50	4.28	809,136	6.41	2.35
One to three years	2,621,207	19.81	4.70	2,633,517	20.26	3.83	3,191,691	25.32	2.98
Three to five years	1,905,804	14.40	4.23	2,466,044	18.98	4.22	2,760,364	21.88	4.32
Over five years	14,306	0.11	4.19	22,043	0.17	4.18	54,856	0.43	4.53
Jumbo	1,217,566	9.20	4.90	793,368	6.11	4.63	330,617	2.62	3.25

Total	7,823,767	59.12	4.62	7,539,840	58.02	4.14	7,146,664	56.66	3.45

Total deposits	$13,232,891	100.00%	3.37%	$12,994,399	100.00%	2.90%	$12,614,278	100.00%	2.19%

(1) Terms indicated are original, not term remaining to maturity.

The following table presents, by rate categories, the remaining periods to maturity of our certificates of deposit and Liquid CDs outstanding at December 31, 2007 and the balances of our certificates of deposit and Liquid CDs outstanding at December 31, 2007, 2006 and 2005.

	Period to maturity from December 31, 2007				At December 31,

(In Thousands)	Within one year	One to two years	Two to three years	Over three years	2007	2006	2005

Certificates of deposit and Liquid CDs:
2.99% or less	$112,640	$2,788	$—	$—	$115,428	$145,721	$1,608,132
3.00% to 3.99%	682,488	113,865	23,397	9,478	829,228	1,612,583	4,076,948
4.00% to 4.99%	3,535,229	488,155	173,842	235,661	4,432,887	4,301,542	1,810,857
5.00% and over	3,118,438	402,524	251,452	195,587	3,968,001	3,102,119	585,032

Total	$7,448,795	$1,007,332	$448,691	$440,726	$9,345,544	$9,161,965	$8,080,969

Borrowings

Borrowings are used as a complement to deposit generation as a funding source for asset growth and are an integral part of our interest rate risk management strategy. We enter into reverse repurchase agreements (securities sold under agreements to repurchase) with nationally recognized primary securities dealers and the FHLB-NY. Reverse repurchase agreements are accounted for as borrowings and are secured by the securities sold under the agreements. We also obtain advances from the FHLB-NY which are generally secured by a blanket lien against, among other things, our one-to-four family mortgage loan portfolio and our investment in FHLB-NY stock. The maximum amount that the FHLB-NY will advance, for purposes other than for meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. See “Regulation and Supervision - Federal Home Loan Bank System.” Occasionally, we will obtain funds through the issuance of unsecured debt obligations. These obligations are classified as other borrowings in our consolidated statement of financial condition. At December 31, 2007, borrowings totaled $7.18 billion.

In addition, at December 31, 2007, we had a 12-month commitment for overnight and one month lines of credit with the FHLB-NY totaling $300.0 million, of which $113.0 million was outstanding under the overnight line of credit, which is included in total borrowings. The lines of credit expire on July 31, 2008 and are renewable annually. Both lines of credit are priced at the federal funds rate plus a spread and reprice daily.

Included in our borrowings are various obligations which, by their terms, may be called by the securities dealers and the FHLB-NY. At December 31, 2007, we had $1.13 billion of borrowings which are callable within one year and at various times thereafter, of which $1.00 billion have contractual remaining maturities of over five years. We also have $2.10 billion of borrowings which are callable in 2009 and at various times thereafter, of which $300.0 million are due in 2010, $850.0 million are due in 2012 and $950.0 million are due in 2017.

For further information regarding our borrowings, including our borrowings outstanding, average borrowings, maximum borrowings and weighted average interest rates at and for each of the years ended December 31, 2007, 2006 and 2005, see Item 7, “MD&A” and Note 8 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

Astoria Federal’s deposit gathering sources are primarily concentrated in the communities surrounding Astoria Federal’s banking offices in Queens, Kings (Brooklyn), Nassau, Suffolk and Westchester counties of New York. Astoria Federal ranked fourth in deposit market share, with an 8.4% market share, in the Long Island market, which includes the counties of Queens, Kings (Brooklyn), Nassau and Suffolk, based on the annual Federal Deposit Insurance Corporation, or FDIC, “Summary of Deposits - Market Share Report” dated June 30, 2007.

Astoria Federal originates mortgage loans through its banking and loan production offices in New York, through an extensive broker network covering twenty-two states and the District of Columbia and through a third party loan origination program covering twenty-nine states and the District of Columbia. Our various loan origination programs provide efficient and diverse delivery channels for deployment of our cash flows. Additionally, our broker and third party loan origination programs provide geographic diversification, reducing our exposure to concentrations of credit risk. During 2007, we reduced the number of states in which we originate and purchase one-to-four family loans due to the advanced economic declines in those markets.

The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger and have greater financial resources than we have. Additionally, over the past several years, various large out-of-state financial institutions have entered the New York metropolitan area market. All are our competitors to varying degrees. Our competition for loans, both locally and nationally, comes principally from mortgage banking companies, commercial banks, savings banks and savings and loan associations. However, turmoil in the marketplace has resulted in a number of mortgage companies exiting the market and, therefore, dislocations in the secondary residential mortgage market. These dislocations have led to fewer participants, and thus, less competition in mortgage originations, stricter underwriting standards and wider pricing spreads. We have experienced continued intense competition for deposits. Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. We also face competition for deposits from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies. During the second half of 2007, we faced a greater intensity of competition from certain larger financial institutions that have attempted to sustain their liquidity by offering retail deposits with rates above the market.

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

At December 31, 2007, the following were wholly-owned subsidiaries of Astoria Federal and are reported on a consolidated basis.

AF Agency, Inc. was formed in 1990 and makes tax-deferred annuities and a variety of mutual funds available to the customers of Astoria Federal through an unaffiliated third party vendor. Astoria Federal is reimbursed for expenses and administrative services it provides to AF Agency, Inc. Fees generated by AF Agency, Inc. totaled $9.0 million for the year ended December 31, 2007, which represented 11.9% of non-interest income.

Astoria Federal Savings and Loan Association Revocable Grantor Trust was formed in November 2000 in connection with the establishment of a BOLI program by Astoria Federal. Premiums paid to purchase BOLI in 2000 and 2002 totaled $350.0 million. The carrying amount of our investment in BOLI was $398.3 million, or 1.8% of total assets, at December 31, 2007. See Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of BOLI.

Astoria Federal Mortgage Corp. is an operating subsidiary through which Astoria Federal engages in lending activities outside the State of New York.

Fidata Service Corp., or Fidata, was incorporated in the State of New York in November 1982. Fidata qualifies as a Connecticut passive investment company, or PIC, and for alternative tax treatment under Article 9A of the New York State Tax Law. Fidata maintains offices in Norwalk, Connecticut and invests in loans secured by real property which qualify as intangible investments permitted to be held by a Connecticut PIC. Fidata mortgage loans totaled $6.84 billion at December 31, 2007.

Suffco Service Corporation, or Suffco, serves as document custodian for the loans of Astoria Federal and Fidata and certain loans being serviced for FNMA and other investors.

Marcus I Inc. was incorporated in the State of New York in April 2006 and was formed to serve as assignee of certain commercial loans in default. Marcus I Inc. had no assets or operations during 2007.

Astoria Federal has nine additional subsidiaries, one of which is a single purpose entity that has an interest in a real estate investment, which is not material to our financial condition, and seven of which are inactive and have no assets. The ninth such subsidiary serves as a holding company for one of the other eight.

Personnel

As of December 31, 2007, we had 1,494 full-time employees and 241 part-time employees, or 1,615 full time equivalents. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Regulation and Supervision

General

Astoria Federal is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and by the FDIC, as its deposit insurer. We, as a unitary savings and loan holding company, are regulated, examined and supervised by the OTS. Astoria Federal is a member of the FHLB-NY and its deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund, or DIF. We and Astoria Federal must file reports with the OTS concerning our activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other financial institutions. The OTS periodically performs safety and soundness examinations of Astoria Federal and us and tests our compliance with various regulatory requirements. The FDIC reserves the right to do so as well. The OTS has primary enforcement responsibility over federally chartered savings associations and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular federally chartered savings association and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

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

On October 4, 2006, the OTS and other federal bank regulatory authorities published the Interagency Guidance on Nontraditional Mortgage Product Risks, or the Guidance. The Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest-only loans. The Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection. For example, the Guidance indicates that originating interest-only loans with reduced documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower’s repayment capacity. Specifically, the Guidance indicates that a lender may accept a borrower’s statement as to the borrower’s income without obtaining verification only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity and that, for many borrowers, institutions should be able to readily document income.

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

On June 29, 2007, the OTS and other federal bank regulatory agencies issued a final Statement on Subprime Mortgage Lending, or the Statement, to address the growing concerns facing the subprime mortgage market, particularly with respect to rapidly rising subprime default rates that may indicate borrowers do not have the ability to repay adjustable rate subprime loans originated by financial institutions. In particular, the agencies expressed concern in the Statement that current underwriting practices do not take into account that many subprime borrowers are not prepared for “payment shock” and that the current subprime lending practices compound risk for financial institutions. The Statement describes the prudent safety and soundness and consumer protection standards that financial institutions should follow to ensure borrowers obtain loans that they can afford to repay. These standards include a fully indexed, fully amortized qualification for borrowers and cautions on risk-layering features, including an expectation that stated income and reduced documentation should be accepted only if there are documented mitigating factors that clearly minimize the need for verification of a borrower’s repayment capacity. Consumer protection standards include clear and balanced product disclosures to customers and limits on prepayment penalties that allow for a reasonable period of time, typically at least 60 days, for borrowers to refinance prior to the expiration of the initial fixed interest rate period without penalty. The Statement also reinforces the April 17, 2007 Interagency Statement on Working with Mortgage Borrowers, in which the federal bank regulatory agencies encouraged institutions to work constructively with residential borrowers who are financially unable or reasonably expected to be unable to meet their contractual payment obligations on their home loans.

We have evaluated the Guidance, the CRE Guidance and the Statement to determine our compliance and, as necessary, modified our risk management practices, underwriting guidelines and consumer protection standards. See “Lending Activities – One-to-Four Family Mortgage Lending and Multi-Family and Commercial Real Estate Lending” for a discussion of our loan product offerings and related underwriting standards and “Asset Quality” in Item 7, “MD&A” for information regarding our interest-only and reduced documentation loan portfolio composition.

Capital Requirements

The OTS capital regulations require federally chartered savings associations to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4% leverage (core) capital ratio and an 8% total risk-based capital ratio. In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Astoria Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Astoria Federal’s risk profile. At December 31, 2007, Astoria Federal exceeded each of its capital requirements with a tangible capital ratio of 6.58%, leverage capital ratio of 6.58% and total risk-based capital ratio of 12.04%.

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

Prompt Corrective Regulatory Action

FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” the severity of which depends upon the institution’s degree of capitalization. Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” and the plan must be guaranteed by any parent holding company. In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under the OTS regulations, generally, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 2007, Astoria Federal was considered “well capitalized” by the OTS, with a total risk-based capital ratio of 12.04%, Tier 1 risk-based capital ratio of 11.41% and leverage ratio of 6.58%.

Insurance of Deposit Accounts

The FDIC merged the Savings Association Insurance Fund and the Bank Insurance Fund to create the DIF on March 31, 2006. Astoria Federal is a member of the DIF and pays its deposit insurance assessments to the DIF.

Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under this new assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories, based on the institution’s most recent supervisory ratings and capital ratios. Base assessment rates range from two to four basis points for Risk Category I institutions and are seven basis points for Risk Category II institutions, twenty-five basis points for Risk Category III institutions and forty basis points for Risk Category IV institutions. For institutions within Risk Category I, assessment rates generally depend upon a combination of CAMELS (capital adequacy, asset quality, management, earnings, liquidity, sensitivity to market risk) component ratings and financial ratios, or for large institutions with long-term debt issuer ratings, such as Astoria Federal, assessment rates depend on a combination of long-term debt issuer ratings and CAMELS component ratings. The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than three basis points from one quarter to the next, that adjustments cannot result in rates more than three basis points above or below the base rates and that rates cannot be negative. Effective January 1, 2007, the FDIC set the assessment rates at three basis points above the base rates. Therefore, assessment rates currently range from five to forty-three basis points of deposits. As of September 30, 2007, Astoria Federal had an assessment rate of 5.16 basis points. From 1997 through 2006, under the previous risk-based assessment system, Astoria Federal had an assessment rate of 0 basis points.

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The FICO payments will continue until the FICO bonds mature in 2017 through 2019. Our total expense for the assessment for the FICO payments was $1.6 million in 2007 and $1.7 million in 2006. The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.

The FDIC also approved a One-Time Assessment Credit to institutions that were in existence on December 31, 1996 and paid deposit insurance assessments prior to that date, or are a successor to such an institution. Astoria Federal received a $14.0 million One-Time Assessment Credit which was used to offset 100% of the 2007 deposit insurance assessment, excluding the FICO payments. The remaining credit can be used to offset up to 90% of the deposit insurance assessments in future years. We estimate that our remaining credit will offset 90% of our 2008 deposit insurance assessment as well as a portion of our 2009 deposit insurance assessment.

Loans to One Borrower

Under the HOLA, savings associations are generally subject to the national bank limits on loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral. Astoria Federal is in compliance with applicable loans to one borrower limitations. At December 31, 2007, Astoria Federal’s largest aggregate amount of loans to one borrower totaled $100.0 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Astoria Federal.

Qualified Thrift Lender Test

The HOLA requires savings associations to meet a Qualified Thrift Lender, or QTL, test. Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2007, Astoria Federal maintained in excess of 92% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months in the year ended December 31, 2007. Therefore, Astoria Federal qualified under the QTL test.

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

The OTS regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments. As the subsidiary of a savings and loan holding company, Astoria Federal must file a notice with the OTS at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Astoria Federal must file an application to receive the approval of the OTS for a proposed capital distribution. During 2007, we were required to file applications with the OTS for proposed capital distributions.

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

Assessments

The OTS charges assessments to recover the costs of examining savings associations and their affiliates. These assessments are based on three components: the size of the association, on which the basic assessment is based; the association’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1.00 billion in trust assets, serviced for others loans aggregating more than $1.00 billion, or had certain off-balance sheet assets aggregating more than $1.00 billion. We also pay semi-annual assessments for the holding company. We paid a total of $2.9 million in assessments for each of the years ended December 31, 2007 and 2006.

Branching

The OTS regulations authorize federally chartered savings associations to branch nationwide to the extent allowed by federal statute. This permits federal savings and loan associations with interstate networks to more easily diversify their loan portfolios and lines of business geographically. OTS authority preempts any state law purporting to regulate branching by federal savings associations. All of Astoria Federal’s branches are located in New York.

Community Reinvestment

Under the CRA, as implemented by OTS regulations, a federally chartered savings association has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income areas. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a federally chartered savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The assessment focuses on three tests: (1) a lending test, to evaluate the institution’s record of making loans, including community development loans, in its designated assessment areas; (2) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and areas and small businesses; and (3) a service test, to evaluate the institution’s delivery of banking services throughout its CRA assessment area, including low and moderate income areas. The CRA also requires all institutions to make public disclosure of their CRA ratings. Astoria Federal has been rated as “outstanding” over its last six CRA examinations. Regulations require that we publicly disclose certain agreements that are in fulfillment of CRA. We have no such agreements in place at this time.

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

Astoria Federal was in compliance with the FHLB-NY minimum stock investment requirements with an investment in FHLB-NY stock at December 31, 2007 of $201.5 million. Dividends from the FHLB-NY to Astoria Federal amounted to $11.6 million for the year ended December 31, 2007, $7.8 million for the year ended December 31, 2006 and $6.0 million for the year ended December 31, 2005.

Federal Reserve System

FRB regulations require federally chartered savings associations to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $9.3 million and $43.9 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $43.9 million. The first $9.3 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Astoria Federal is in compliance with the foregoing requirements. Since required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Astoria Federal’s interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

Tax Bad Debt Reserves

Effective 1996, federal tax legislation modified the methods by which a thrift computes its bad debt deduction. As a result, Astoria Federal is required to claim a deduction equal to its actual loan loss experience, and the “reserve method” is no longer available. Any cumulative reserve additions (i.e., bad debt deductions) in excess of actual loss experience for tax years 1988 through 1995 were recaptured over a six year period. Generally, reserve balances as of December 31, 1987 will only be subject to recapture upon distribution of such reserves to shareholders. For a further discussion of bad debt reserves, see “Distributions.”

Distributions

To the extent that Astoria Federal makes “nondividend distributions” to shareholders, such distributions will be considered to result in distributions from Astoria Federal’s “base year reserve,” (i.e., its tax bad debt reserve as of December 31, 1987), to the extent thereof, and then from its supplemental tax-basis reserve for losses on loans, and an amount based on the amount distributed will be included in Astoria

Federal’s taxable income. Nondividend distributions include distributions in excess of Astoria Federal’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of Astoria Federal’s current or accumulated earnings and profits will not constitute nondividend distributions and, therefore, will not be included in Astoria Federal’s taxable income.

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

State and Local Taxation

The following is a general discussion of taxation in New York State and New York City, which are the two principal tax jurisdictions affecting our operations.

New York State Taxation

New York State imposes an annual franchise tax on banking corporations, based on net income allocable to New York State, at a rate of 7.1%. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, “alternative” net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. We were subject to the alternative minimum tax for New York State for the year ended December 31, 2007. In addition, New York State imposes a tax surcharge of 17.0% of the New York State Franchise Tax, calculated using an annual franchise tax rate of 9.0% (which represents the 2000 annual franchise tax rate), allocable to business activities carried on in the Metropolitan Commuter Transportation District. These taxes apply to us, Astoria Federal and certain of Astoria Federal’s subsidiaries. Certain other subsidiaries are subject to a general business corporation tax in lieu of the tax on banking corporations or are subject to taxes of other jurisdictions. The rules regarding the determination of net income allocated to New York State and alternative minimum taxes differ for these subsidiaries.

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

Astoria Federal presently satisfies the 60% Test. Although there can be no assurance that Astoria Federal will satisfy the 60% Test in the future, we believe that this level of qualifying assets can be maintained by Astoria Federal. Astoria Federal’s deduction for additions to its bad debt reserve with respect to qualifying loans may be computed using the experience method or a percentage equal to 32% of Astoria Federal’s taxable income, computed with certain modifications, without regard to Astoria Federal’s actual loan loss experience, and reduced by the amount of any addition permitted to the reserve for non-qualifying loans, or NYS Percentage of Taxable Income Method. Astoria Federal’s deduction with respect to non-

qualifying loans must be computed under the experience method which is based on its actual loan loss experience.

Under the experience method, the amount of a reasonable addition, in general, equals the amount necessary to increase the balance of the bad debt reserve at the close of the taxable year to the greater of (1) the amount that bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bears to the sum of the loans outstanding at the close of those six years, or (2) the balance of the bad debt reserve at the close of the base year (assuming that the loans outstanding have not declined since then). The “base year” for these purposes is the last taxable year beginning before the NYS Percentage of Taxable Income Method bad debt deduction was taken. Any deduction for the addition to the reserve for non-qualifying loans reduces the addition to the reserve for qualifying real property loans calculated under the NYS Percentage of Taxable Income Method. Each year Astoria Federal reviews the most favorable way to calculate the deduction attributable to an addition to the bad debt reserve. The experience method was used for the year ended December 31, 2007.

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

New York City Taxation

Astoria Federal is also subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Franchise Tax. New York City has enacted legislation regarding the use and treatment of tax bad debt reserves that is substantially similar to the New York State legislation described above. A significant portion of Astoria Federal’s entire net income is derived from outside of the New York City jurisdiction which has the effect of significantly reducing the New York City taxable income of Astoria Federal. We were subject to the alternative minimum tax for New York City (which is similar to the New York State alternative minimum tax) for the year ended December 31, 2007.

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

Some of our borrowings contain features that would allow them to be called prior to their contractual maturity. This would generally occur during periods of rising interest rates. If this were to occur, we would need to either renew the borrowings at a potentially higher rate of interest, which would negatively impact our net interest income, or repay such borrowings. If we sell securities or other assets to fund the repayment of such borrowings, any decline in estimated market value with respect to the securities or assets sold would be realized and could result in a loss upon such sale.

The flat-to-inverted yield curve which existed throughout 2006 and the first half of 2007 limited profitable growth opportunities and continued to put pressure on our net interest rate spread and net interest margin. The Federal Open Market Committee, or FOMC, reduced the discount rate and federal funds rate by 100 basis points during the second half of 2007 and by 125 basis points in January 2008 which resulted in a decrease in short-term interest rates and a more positively sloped yield curve.

Interest rates do and will continue to fluctuate, and we cannot predict future FRB actions or other factors that will cause rates to change. Accordingly, no assurance can be given that our net interest margin and net interest income will not remain under pressure.

Changes in interest rates may reduce our stockholders’ equity.

At December 31, 2007, $1.31 billion of our securities were classified as available-for-sale. The estimated fair value of our available-for-sale securities portfolio may increase or decrease depending on changes in interest rates. In general, as interest rates rise, the estimated fair value of our fixed rate securities portfolio will decrease. Our securities portfolio is comprised primarily of fixed rate securities. We increase or decrease stockholders’ equity by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax benefit, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. If these securities are never sold, the decrease will be recovered over the life of the securities.

Our results of operations are affected by economic conditions in the New York metropolitan area and nationally.

Our retail banking and a significant portion of our lending business (approximately 41% of our one-to-four family and 92% of our multi-family and commercial real estate mortgage loan portfolios at December 31, 2007) are concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut. As a result of this geographic concentration, our results of operations largely depend upon economic conditions in this area, although they also depend on economic conditions in other areas.

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

The second half of 2007 was highlighted by significant disruption and volatility in the financial and capital marketplaces. This turbulence has been attributable to a variety of factors, including the fallout associated with the subprime mortgage market. One aspect of this fallout has been significant deterioration in the activity of the secondary residential mortgage market. The disruptions have been exacerbated by the continued decline of the real estate and housing market along with significant mortgage loan related losses incurred by many lending institutions. The turmoil in the mortgage market has impacted the global markets as well as the domestic markets and led to a significant credit and liquidity crisis during the second half of 2007. In addition, the significant decline in economic growth, both nationally and globally, during the fourth quarter of 2007 has led to a national economy bordering on recession. As a geographically diversified lender, we are not immune to negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing industry nationally. During the second half of 2007, we have experienced an increase in non-performing loans and net loan charge-offs. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a further increase in delinquencies, causing a decrease in our interest income, or continue to have an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses.

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

We face intense competition both in making loans and attracting deposits. Our competition for loans, both locally and nationally, comes principally from mortgage banking companies, commercial banks, savings banks and savings and loan associations. Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. We also face competition for deposits from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies. During the second half of 2007, we faced a greater intensity of competition from certain larger financial institutions that have attempted to sustain their liquidity by offering retail deposits with rates above the market. Price competition for loans and deposits could result in earning less on our loans and paying more on our deposits, which would reduce our net interest income. Competition also makes it more difficult to grow our loan and deposit balances. Our profitability depends upon our continued ability to compete successfully in our market areas.

Multi-family and commercial real estate lending may expose us to increased lending risks.

While we are primarily a one-to-four family mortgage lender, we also originate multi-family and commercial real estate loans. At December 31, 2007, $2.95 billion, or 18%, of our total loan portfolio consisted of multi-family loans and $1.03 billion, or 6%, of our total loan portfolio consisted of commercial real estate loans. Multi-family and commercial real estate loans generally involve a greater degree of credit risk than one-to-four family loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by multi-family properties and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation.

We have originated multi-family and commercial real estate loans in areas other than the New York metropolitan area. Originations in states other than New York, New Jersey and Connecticut represented 12% of our total originations of multi-family and commercial real estate loans in 2007. At December 31, 2007, loans in states other than New York, New Jersey and Connecticut comprised 8% of the total multi-family and commercial real estate loan portfolio. We could be subject to additional risks with respect to multi-family and commercial real estate lending in areas other than the New York metropolitan area since we have less experience in these areas with this type of lending and less direct oversight of the local market and the borrowers’ operations.

While we continue to originate multi-family and commercial real estate loans, we do not believe that recent market pricing for multi-family and commercial real estate loans supports aggressively pursuing such loans given the additional risks associated with this type of lending and, therefore, are currently only originating multi-family and commercial real estate loans in the New York metropolitan area. The market for multi-family and commercial real estate loans does and will continue to change. Changes in market conditions may result in our election to pursue the originations of such loans in the future, including our resumption of originations outside of the New York metropolitan area.

Astoria Federal’s ability to pay dividends or lend funds to us is subject to regulatory limitations which, to the extent we need but are not able to access such funds, may prevent us from making future dividend payments or principal and interest payments due on our debt obligations.

We are a unitary savings and loan association holding company regulated by the OTS and almost all of our operating assets are owned by Astoria Federal. We rely primarily on dividends from Astoria Federal to pay cash dividends to our stockholders, to engage in share repurchase programs and to pay principal and interest on our debt obligations. The OTS regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments. As the subsidiary of a savings and loan association holding company, Astoria Federal must file a notice with the OTS at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Astoria Federal must file an application to receive the approval of the OTS for a proposed capital distribution. During 2007, we were required to file applications with the OTS for proposed capital distributions and we anticipate that in 2008 we will continue to be required to file such applications for proposed capital distributions.

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

If we do not receive sufficient cash dividends or are unable to borrow from Astoria Federal, then we may not have sufficient funds to pay dividends, repurchase our common stock or service our debt obligations.

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

We are obligated under a lease commitment through 2017 for our previous mortgage operating facility in Mineola, New York. At December 31, 2007, approximately two-thirds of this facility was sublet.

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

In one of the actions, entitled The Long Island Savings Bank, FSB et al vs. The United States, the U.S. Court of Federal Claims, or the Court of Federal Claims, rendered a decision on September 15, 2005 awarding us $435.8 million in damages from the U.S. government. No portion of the $435.8 million award was recognized in our consolidated financial statements. On December 14, 2005, the U.S. Government filed an appeal of such award and, on February 1, 2007, the United States Court of Appeals for the Federal Circuit, or Court of Appeals, reversed such award. On April 2, 2007, we filed a petition for rehearing or rehearing en banc. Acting en banc, the Court of Appeals returned the case to the original panel of judges for revision. The panel, on September 13, 2007, withdrew and vacated its earlier opinion and issued a new decision. This decision also reversed the award of $435.8 million in damages awarded to us by the Court of Federal Claims. We again filed with the Court of Appeals a petition for rehearing or rehearing en banc. On December 28, 2007, the Court of Appeals denied our petition. We are currently reviewing our options with respect to any further legal action that may be taken in this matter.

The other action is entitled Astoria Federal Savings and Loan Association vs. United States. The trial in this action took place during 2007 before the Court of Federal Claims. The Court of Federal Claims, by decision filed on January 8, 2008, awarded to us $16.0 million in damages from the U.S. Government. No portion of the $16.0 million award was recognized in our consolidated financial statements. We are currently reviewing the decision and anticipate that the U.S. Government may file an appeal, given its actions in similar cases.

The ultimate outcomes of the two actions pending against the United States and the timing of such outcomes are uncertain and there can be no assurance that we will benefit financially from such litigation. Legal expense related to these two actions has been recognized as it has been incurred.

McAnaney Litigation

In 2004, an action entitled David McAnaney and Carolyn McAnaney, individually and on behalf of all others similarly situated vs. Astoria Financial Corporation, et al. was commenced in the U.S. District Court for the Eastern District of New York, or the District Court. The action, commenced as a class action, alleges that in connection with the satisfaction of certain mortgage loans made by Astoria Federal, The Long Island Savings Bank, FSB, which was acquired by Astoria Federal in 1998, and their related entities, customers were charged attorney document preparation fees, recording fees and facsimile fees allegedly in violation of the federal Truth in Lending Act, the Real Estate Settlement Procedures Act, or RESPA, the Fair Debt Collection Act, or FDCA, the New York State Deceptive Practices Act, and alleges actions based upon unjust enrichment and common law fraud.

Astoria Federal previously moved to dismiss the amended complaint, which motion was granted in part and denied in part, dismissing claims based on violations of RESPA and FDCA. The District Court further determined that class certification would be considered prior to considering summary judgment. The District Court, on September 19, 2006, granted the plaintiff’s motion for class certification. Astoria Federal has denied the claims set forth in the complaint. Both we and the plaintiffs subsequently filed motions for summary judgment with the District Court. The District Court, on September 12, 2007, granted our motion for summary judgment on the basis that all named plaintiffs’ Truth in Lending claims are time barred. All other aspects of plaintiffs’ and defendant’s motions for summary judgment were dismissed without prejudice. The District Court found the named plaintiffs to be inadequate class representatives and provided plaintiffs’ counsel an opportunity to submit a motion for the substitution or intervention of new named plaintiffs. Plaintiffs’ counsel filed a motion with the District Court for partial reconsideration of its decision. The District Court, by order dated January 25, 2008, granted plaintiffs’ motion for partial reconsideration and again determined that all named plaintiffs’ Truth-in Lending claims are time barred. The District Court has given plaintiffs’ counsel until February 29, 2008 to move for substitution or intervention of new named plaintiffs. We currently do not believe this action will likely have a material adverse impact on our financial condition or results of operations. However, no assurance can be given at this time that this litigation will be resolved amicably, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended December 31, 2007 to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR ASTORIA FINANCIAL CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange, or NYSE, under the symbol “AF.” The table below shows the high and low sale prices reported on the NYSE for our common stock during the periods indicated.

	2007		2006

	High	Low	High	Low

First Quarter	$30.56	$26.31	$31.95	$27.25
Second Quarter	27.93	24.35	31.88	29.06
Third Quarter	27.80	22.47	31.75	28.85
Fourth Quarter	27.97	22.50	31.49	28.22

As of February 15, 2008, we had 3,452 shareholders of record. As of December 31, 2007, there were 95,728,562 shares of common stock outstanding.

The following schedule summarizes the cash dividends paid per common share for 2007 and 2006.

	2007	2006

First Quarter	$0.26	$0.24
Second Quarter	0.26	0.24
Third Quarter	0.26	0.24
Fourth Quarter	0.26	0.24

On January 23, 2008, our Board of Directors declared a quarterly cash dividend of $0.26 per common share, payable on March 3, 2008, to common stockholders of record as of the close of business on February 15, 2008. Our Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other factors.

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

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return on Astoria Financial Corporation common stock, or AFC Common Stock, during the five fiscal years ended December 31, 2007, with the cumulative total returns of both a broad market index, the Standard & Poor’s, or S&P, 500 Stock Index, and a peer group index, the Financials Sector of the S&P 400 Mid-cap Index. The comparison assumes $100 was invested on December 31, 2002 in AFC Common Stock and in each of the S&P indices and assumes that all of the dividends were reinvested.

AFC Common Stock, Market and Peer Group Indices

	AFC Common Stock	S&P 500 Stock Index	S&P Midcap 400 Financials Index

December 31, 2002	$100.00	$100.00	$100.00
December 31, 2003	140.99	128.68	134.43
December 31, 2004	155.42	142.69	161.15
December 31, 2005	176.53	149.70	177.31
December 31, 2006	186.91	173.34	205.44
December 31, 2007	149.96	182.86	179.29

The following table sets forth the repurchases of our common stock by month during the three months ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

October 1, 2007 through October 31, 2007	165,000	$26.47	165,000	9,202,300
November 1, 2007 through November 30, 2007	210,000	$24.40	210,000	8,992,300
December 1, 2007 through December 31, 2007	130,000	$24.57	130,000	8,862,300

Total	505,000	$25.12	505,000

All of the shares repurchased during the three months ended December 31, 2007 were repurchased under our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, which authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock outstanding, in open-market or privately negotiated transactions.

On May 18, 2007, our Chief Executive Officer, George L. Engelke, Jr., submitted his annual certification to the NYSE indicating that he was not aware of any violation by Astoria Financial Corporation of NYSE corporate governance listing standards as of the May 18, 2007 certification date.

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data. This financial data is derived in part from, and should be read in conjunction with, our consolidated financial statements and related notes.

	At December 31,

(In Thousands)	2007	2006	2005	2004	2003

Selected Financial Data:
Total assets	$21,719,368	$21,554,519	$22,380,271	$23,415,869	$22,461,594
Federal funds sold and repurchase agreements	24,218	71,694	182,803	267,578	65,926
Securities available-for-sale	1,313,306	1,560,325	1,841,351	2,406,883	2,654,992
Securities held-to-maturity	3,057,544	3,779,356	4,730,953	6,302,936	5,792,727
Loans receivable, net	16,076,068	14,891,749	14,311,134	13,180,521	12,603,866
Deposits	13,049,438	13,224,024	12,810,455	12,323,257	11,186,594
Borrowings, net	7,184,658	6,836,002	7,937,526	9,469,835	9,632,037
Stockholders’ equity	1,211,344	1,215,754	1,350,227	1,369,764	1,396,531

	For the Year Ended December 31,

(In Thousands, Except Per Share Data)	2007	2006	2005	2004	2003

Selected Operating Data:
Interest income	$1,105,322	$1,086,814	$1,082,987	$1,045,901	$1,057,291
Interest expense	771,794	696,429	604,207	575,335	677,753

Net interest income	333,528	390,385	478,780	470,566	379,538
Provision for loan losses	2,500	—	—	—	—

Net interest income after provision for loan losses	331,028	390,385	478,780	470,566	379,538
Non-interest income	75,790	91,350	102,199	80,084	119,561
General and administrative expense	231,273	221,803	228,734	225,011	205,877

Income before income tax expense	175,545	259,932	352,245	325,639	293,222
Income tax expense	50,723	85,035	118,442	106,102	96,376

Net income	124,822	174,897	233,803	219,537	196,846
Preferred dividends declared	—	—	—	—	4,500

Net income available to common shareholders	$124,822	$174,897	$233,803	$219,537	$192,346

Basic earnings per common share	$1.38	$1.85	$2.30	$2.03	$1.68
Diluted earnings per common share	$1.36	$1.80	$2.26	$2.00	$1.66

	At or For the Year Ended December 31,

	2007		2006		2005		2004		2003

Selected Financial Ratios and Other Data:

Return on average assets	0.58%		0.80%		1.02%		0.97%		0.87%
Return on average stockholders’ equity	10.39		13.73		17.06		15.81		13.26
Return on average tangible stockholders’ equity (1)	12.28		16.06		19.72		18.25		15.15

Average stockholders’ equity to average assets	5.57		5.83		5.99		6.12		6.54
Average tangible stockholders’ equity to average tangible assets (1)(2)	4.75		5.02		5.22		5.35		5.78
Stockholders’ equity to total assets	5.58		5.64		6.03		5.85		6.22
Tangible stockholders’ equity to tangible assets (tangible capital ratio) (1)(2)	4.77		4.82		5.25		5.10		5.44

Net interest rate spread (3)	1.50		1.76		2.11		2.09		1.72
Net interest margin (4)	1.62		1.87		2.19		2.17		1.78
Average interest-earning assets to average interest-bearing liabilities	1.03	x	1.03	x	1.03	x	1.03	x	1.02	x

General and administrative expense to average assets	1.07%		1.01%		1.00%		0.99%		0.91%
Efficiency ratio (5)	56.50		46.04		39.37		40.86		41.25

Cash dividends paid per common share	$1.04		$0.96		$0.80		$0.67		$0.57
Dividend payout ratio	76.47%		53.33%		35.40%		33.50%		34.34%

Asset Quality Ratios:

Non-performing loans to total loans (6)	0.66		0.40		0.45		0.25		0.23
Non-performing loans to total assets (6)	0.49		0.28		0.29		0.14		0.13
Non-performing assets to total assets (6)(7)	0.53		0.28		0.30		0.14		0.14
Allowance for loan losses to non-performing loans (6)	74.25		134.55		124.81		254.02		280.10
Allowance for loan losses to non-accrual loans	74.58		135.66		125.15		258.57		285.51
Allowance for loan losses to total loans	0.49		0.53		0.56		0.62		0.66

Other Data:

Number of deposit accounts	888,838		928,647		953,998		975,155		963,120
Mortgage loans serviced for others (in thousands)	$1,272,220		$1,363,591		$1,502,852		$1,670,062		$1,895,102
Full service banking offices	86		86		86		86		86
Regional lending offices	3		3		3		4		3
Full time equivalent employees	1,615		1,626		1,658		1,862		1,971

(1)	Tangible stockholders’ equity represents stockholders’ equity less goodwill.

(2)	Tangible assets represent assets less goodwill.

(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

(5)	Efficiency ratio represents general and administrative expense divided by the sum of net interest income plus non-interest income.

(6)

Non-performing loans consist of all non-accrual loans and all mortgage loans delinquent 90 days or more as to their maturity date but not their interest due and exclude loans which have been restructured and are accruing and performing in accordance with the restructured terms. Restructured accruing loans totaled $1.2 million, $1.5 million, $1.6 million, $2.8 million and $3.9 million at December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

(7)	Non-performing assets consist of all non-performing loans and real estate owned.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report.

Executive Summary

The following overview should be read in conjunction with our MD&A in its entirety.

As the premier Long Island community bank, our goals are to enhance shareholder value while building a solid banking franchise. We focus on growing our core businesses of mortgage lending and retail banking while maintaining strong asset quality and controlling operating expenses. Additionally, we continue to provide returns to shareholders through dividends and stock repurchases. We have been successful in achieving these goals over the past several years.

The second half of 2007 was highlighted by significant disruption and volatility in the financial and capital marketplaces. This turbulence has been attributable to a variety of factors, in particular the fallout associated with the subprime mortgage market. One aspect of this fallout has been significant deterioration in the activity of the secondary residential mortgage market. The disruptions have been exacerbated by the continued decline of the real estate and housing market along with significant mortgage loan related losses incurred by many lending institutions. Subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that we have ever actively pursued. Additionally, we continue to adhere to prudent underwriting standards. However, as a geographically diversified lender, we are not immune to negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing industry nationally. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.

Although these market conditions have generally had a negative impact on a majority of mortgage industry participants, they have also provided positive opportunities for prime portfolio lenders like us. The dislocations in the secondary residential mortgage market have led to fewer participants, and thus less competition in mortgage originations, stricter underwriting standards and wider pricing spreads. We expect these conditions will enable us to continue to grow our one-to-four family mortgage loan portfolio while enhancing our credit quality standards.

The turmoil in the mortgage market has impacted the global markets as well as the domestic markets and led to a significant credit and liquidity crisis during the second half of 2007. In addition, the significant decline in economic growth, both nationally and globally, during the fourth quarter of 2007 has led to a national economy bordering on recession. In response to these concerns, the FOMC reduced the discount rate and federal funds rate by 100 basis points during the second half of 2007 and by 125 basis points in January 2008. These decreases in short-term interest rates have resulted in a more positively sloped yield curve and should result in the eventual expansion of our net interest margin and improved opportunities for earnings growth. The flat-to-inverted yield curve which existed throughout 2006 and into the first half of 2007 limited profitable growth opportunities.

Our total loan portfolio increased during the year ended December 31, 2007. This increase was primarily due to an increase in one-to-four family mortgage loans as a result of strong loan originations and purchases reflecting our competitive pricing and the previously discussed dislocations in the secondary residential mortgage market.

Total deposits decreased during the year ended December 31, 2007. This decrease was primarily due to a decrease in savings, money market and NOW and demand deposits, partially offset by an increase in certificates of deposit. During the second half of 2007, as short-term market interest rates declined, retail deposit pricing remained at higher levels as certain larger financial institutions attempted to sustain their liquidity by offering deposit products with rates above the market. We have chosen to maintain our deposit pricing discipline, which has resulted in net deposit outflows, and instead have taken advantage of lower cost borrowings for funding some of our loan growth during the second half of 2007.

Our securities portfolio decreased during the year ended December 31, 2007, which is consistent with our strategy of reducing the portfolio through normal cash flow, as we remain focused on originations of mortgage loans and growth in our loan portfolio. Our borrowings portfolio increased during 2007, primarily as a result of our use of lower cost borrowings to fund some of our loan growth during the second half of the year.

Net income, the net interest margin and the net interest rate spread for 2007 decreased compared to the prior year. The decrease in net income was primarily due to decreases in net interest income and non-interest income, coupled with an increase in non-interest expense. The decrease in net interest income, as well as the decreases in the net interest margin and the net interest rate spread, were primarily the result of an increase in interest expense due to the cost of interest-bearing liabilities rising more rapidly than the yield on interest-earning assets. The interest rate environment, characterized by a flat-to-inverted yield curve during 2006 and into the first half of 2007, coupled with a very competitive environment for deposits, resulted in significant increases in the costs of our certificates of deposits, Liquid CDs and borrowings. The decrease in non-interest income for the year ended December 31, 2007 was primarily due to an other-than-temporary impairment write-down charge to reduce the carrying amount of our investment in two issues of FHLMC perpetual preferred securities and a decrease in mortgage banking income, net, partially offset by an increase in other non-interest income and a net gain on the sale of securities. The increase in non-interest expense was primarily due to increases in compensation and benefits expense and other expense, partially offset by a decrease in advertising expense. In addition, based on our evaluation of the previously discussed issues regarding the real estate and housing markets, as well as the overall economic environment, and in recognition of the increases in non-performing loans and net loan charge-offs during the second half of 2007, we determined that a provision for loan losses was warranted for the year ended December 31, 2007.

The decreases in short-term interest rates during the second half of 2007 and in January 2008 have produced a more positively sloped yield curve and a more favorable interest rate environment for us going forward. We anticipate the yield curve will remain positively sloped and steepen further in 2008 which should result in improved opportunities for earnings growth and an expansion of our net interest margin. Our focus going forward will be to continue to capitalize on residential mortgage market opportunities that result in improved loan volumes and mortgage spreads. Loan growth may be tempered somewhat as we have reduced the number of states in which we will originate and purchase residential mortgage loans due to the advanced economic declines in those markets. Deposit growth will remain a focus; however, if above market pricing continues, we expect to fund some of our loan growth with lower cost borrowings. We expect to continue to maintain tangible capital levels between 4.50% and 4.75%.

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

The primary considerations in establishing specific valuation allowances are the current estimated value of a loan’s underlying collateral and the loan’s payment history. We update our estimates of collateral value when loans are individually classified by our Asset Classification Committee as either substandard or doubtful, as well as for special mention and watch list loans in excess of $2.5 million and certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral. Updated estimates of collateral value are obtained through appraisals, where practical. In instances where we have not taken possession of the property or do not otherwise have access to the premises and therefore cannot obtain a complete appraisal, an estimate of the value of the property is obtained based primarily on a drive-by inspection and a comparison of the property securing the loan with similar properties in the area, by either a licensed appraiser or real estate broker for one-to-four family properties. For multi-family and commercial real estate properties, our internal Asset Review personnel estimate collateral value based on an internal cash flow analysis, coupled with, in most cases, a drive-by inspection of the property. Other current and anticipated economic conditions on which our specific valuation allowances rely are the impact that national and/or local economic and business conditions may have on borrowers, the impact that local real estate markets may have on collateral values, the level and direction of interest rates and their combined effect on real estate values and the ability of borrowers to service debt. For multi-family and commercial real estate loans, additional factors specific to a borrower or the underlying collateral are considered. These factors include, but are not limited to, the composition of tenancy, occupancy levels for the property, cash flow estimates and the existence of personal guarantees. We also review all regulatory notices, bulletins and memoranda with the purpose of identifying upcoming changes in regulatory conditions which may impact our calculation of specific valuation allowances. The OTS periodically reviews our reserve methodology during regulatory examinations and any comments regarding changes to reserves or loan classifications are considered by management in determining valuation allowances.

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

General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike specific allowances, have not been allocated to particular loans. The determination of the adequacy of the general valuation allowances takes into consideration a variety of factors. We segment our loan portfolio into like categories by composition and size and perform analyses against each category. These include historical loss experience and delinquency levels and trends. We analyze our historical loan loss experience by category (loan type) over 3, 5, 10, 12 and 16-year periods. Losses within each loan category are stress tested by applying the highest level of charge-offs and the lowest amount of recoveries as a percentage of the average portfolio balance during those respective time horizons. The resulting range of allowance percentages is used as an integral part of our judgment in developing estimated loss percentages to apply to the portfolio. We also consider the size, composition, risk profile, delinquency levels and cure rates of our portfolio, as well as our credit administration and asset management philosophies and procedures. We monitor property value trends in our market areas by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our general valuation allowances. In determining our allowance coverage percentages for non-performing loans, we consider our historical loss experience with respect to the ultimate disposition of the underlying collateral. In addition, we evaluate and consider the impact that existing and projected economic and market conditions may have on the portfolio, as well as known and inherent risks in the portfolio.

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

Our loss experience during the first nine months of 2007 was relatively consistent with our experience over the past several years, in that losses were primarily attributable to a small number of loans. During the fourth quarter of 2007, the continued decline in the housing and real estate markets, as well as the overall economic environment, contributed to an increase in our non-performing loans and net loan charge-offs. However, our 2007 analyses did not result in any change in our methodology for determining our general and specific valuation allowances or our emphasis on the factors that we consider in establishing such allowances. Accordingly, such analyses did not indicate that any material changes in our allowance coverage percentages were required. However, based on our evaluation of the current real estate and housing markets, as well as the overall economic environment, and in recognition of the increases in non-performing loans and net loan charge-offs during the second half of 2007, we determined that a provision for loan losses of $2.5 million was warranted for the year ended December 31, 2007. The balance of our allowance for loan losses was $78.9 million at December 31, 2007 and $79.9 million at December 31, 2006 and represents management’s best estimate of the probable inherent losses in our loan portfolio at the respective dates.

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

Valuation of MSR

The initial asset recognized for originated MSR is measured at fair value. The fair value of MSR is estimated by reference to current market prices of similar loans sold servicing released. MSR are amortized in proportion to and over the period of estimated net servicing income. MSR are assessed for impairment based on fair value at each reporting date. MSR impairment, if any, is recognized in a valuation allowance through charges to earnings. Increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance.

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

At December 31, 2007, our MSR, net, had an estimated fair value of $12.9 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.52%, a weighted average constant prepayment rate on mortgages of 13.45% and a weighted average life of 5.1 years. At December 31, 2006, our MSR, net, had an estimated fair value of $16.0 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.02%, a weighted average constant prepayment rate on mortgages of 13.23% and a weighted average life of 5.3 years.

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions generally have the most significant impact on the fair value of our MSR. In general, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR. Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time. Assuming an increase in interest rates of 100 basis points at December 31, 2007, the estimated fair value of our MSR would have been $3.6 million greater. Assuming a decrease in interest rates of 100 basis points at December 31, 2007, the estimated fair value of our MSR would have been $5.3 million lower.

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

At December 31, 2007, the carrying value of our goodwill totaled $185.2 million. On September 30, 2007, we performed our annual goodwill impairment test and determined the fair value of our reporting unit to be in excess of its carrying amount by $1.35 billion. Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.

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

Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer. GSE issuance mortgage-backed securities comprised 92% of our securities portfolio at December 31, 2007. Non-GSE issuance mortgage-backed securities at December 31, 2007 comprised 6% of our securities portfolio and had an amortized cost of $268.0 million, 15% of which are classified as available-for-sale and 85% of which are classified as held-to-maturity. Based on the disclosure documents for our non-GSE issuance securities, none were backed by pools consisting primarily of subprime mortgage loans. Our non-GSE issuance securities have either a AAA credit rating or an insurance wrap and they perform similarly to our GSE issuance securities. While the recent mortgage market conditions reflecting credit quality concerns might significantly impact lower grade securities, the impact on our non-GSE securities has not been significant. Based on the high quality of our investment portfolio, we do not believe that current market conditions will significantly impact the pricing of our portfolio or our ability to obtain reliable prices.

The fair value of our investment portfolio is primarily impacted by changes in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income. At December 31, 2007, we had 205 securities with an estimated fair value totaling $4.02 billion which had an unrealized loss totaling $94.4 million, substantially all of which have been in a continuous unrealized loss position for more than twelve months. Substantially all of these securities are guaranteed by a GSE as issuer. At December 31, 2007, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the estimated remaining life and high credit quality of the investments and our ability and intent to hold these investments until there is a full recovery of the unrealized loss, which may be until maturity.

During the 2007 fourth quarter, we recorded a $20.5 million other-than-temporary impairment write-down charge to reduce the carrying amount of our investment in two issues of FHLMC perpetual preferred securities to the securities’ market value of $83.0 million at December 31, 2007. The FHLMC perpetual preferred securities are investment grade securities, rated AA- by Standard & Poor’s and Aa3 by Moody’s Investors Service, held in our available-for-sale securities portfolio. Prior to recording the other-than-temporary impairment write-down charge, temporary impairment was recorded as an unrealized mark-to-market loss on securities available-for-sale and reflected, net of tax, as a reduction to stockholders’ equity through other comprehensive income/loss. Accordingly, the reclassification of the unrealized after-tax loss to an other-than-temporary impairment charge to earnings did not affect stockholders’ equity or related capital ratios. The decision to recognize the other-than-temporary impairment charge is based on the significant decline in the market value of these securities caused by the FHLMC’s recently announced negative financial results, capital raising activity and the unlikelihood of any near-term market value recovery.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. As mortgage interest rates increase, customers’ refinance activities tend to decelerate causing the cash flow from both our mortgage loan portfolio and our mortgage-backed securities portfolio to decrease. When mortgage rates decrease, the opposite tends to occur. Principal payments on loans and securities totaled $3.98 billion for the year ended December 31, 2007 and $4.12 billion for the year ended December 31, 2006. The net decrease in loan and securities repayments was the result of a decrease in securities repayments for the year ended December 31, 2007, compared to the year ended December 31, 2006, partially offset by an increase in loan repayments.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $207.8 million for the year ended December 31, 2007 and $216.7 million for the year ended December 31, 2006. Deposits decreased $174.6 million during the year ended December 31, 2007 and increased $413.6 million during the year ended December 31, 2006. The net decrease in deposits during the year ended December 31, 2007 was due to decreases in savings, money market and NOW and demand deposit accounts, partially offset by an increase in certificates of deposit. During the second half of 2007, as short-term market interest rates declined, certain retail deposit pricing remained at above market levels. We have maintained our deposit pricing discipline, which has resulted in net deposit outflows, and instead have taken advantage of lower cost borrowings for funding some of our loan growth during the second half of 2007. The net increase in deposits during the year ended December 31, 2006 was primarily attributable to increases in Liquid CDs and certificates of deposit as a result of the success of our marketing efforts and competitive pricing strategies which focused on attracting these types of deposits.

Net borrowings increased $348.7 million during the year ended December 31, 2007 and decreased $1.10 billion during the year ended December 31, 2006. The increase in net borrowings during the year ended December 31, 2007 is a result of our use of lower cost borrowings to fund some of our loan growth in the second half of 2007. The decrease in net borrowings during the year ended December 31, 2006 reflects our strategy of reducing the securities and borrowings portfolios through normal cash flow in response to the flat-to-inverted U.S. Treasury yield curve during that time.

Our primary use of funds is for the origination and purchase of mortgage loans. Gross mortgage loans originated and purchased during the year ended December 31, 2007 totaled $4.23 billion, of which $3.82 billion were originations and $407.3 million were purchases. This compares to gross mortgage loans originated and purchased during the year ended December 31, 2006, totaling $3.43 billion, of which $3.05 billion were originations and $385.6 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $203.7 million during the year ended December 31, 2007 and $232.2 million during the year ended December 31, 2006. The increase in mortgage loan originations is the result of an increase in one-to-four family loan originations, primarily attributable to mortgage refinance opportunities, our competitive pricing and the dislocations in the secondary residential mortgage market, partially offset by a decrease in multi-family and commercial real estate loan originations. Although we remain focused on the origination of one-to-four family, multi-family and commercial real estate loans, we do not believe that current market pricing for multi-family and commercial real estate loans supports aggressively pursuing such loans given the additional risks associated with this type of lending and, therefore, are currently only originating multi-family and commercial real estate loans in the New York metropolitan area which includes New York, New Jersey and Connecticut.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and repurchase agreements, our most liquid assets, totaled $118.2 million at December 31, 2007, compared to $205.7 million at December 31, 2006. At December 31, 2007, we have $2.68 billion in borrowings with a weighted average rate of 4.87% maturing over the next twelve months. We have the flexibility to either repay or rollover these borrowings as they mature.

The previously discussed disruption in the credit markets has not impacted our ability to engage in ordinary course borrowings. In addition, we have $7.45 billion in certificates of deposit and Liquid CDs with a weighted average rate of 4.68% maturing over the next twelve months.

The following table details borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates at December 31, 2007.

	Borrowings			Certificates of Deposit and Liquid CDs

(Dollars in Millions)	Amount		Weighted Average Rate	Amount	Weighted Average Rate

Contractual Maturity:
2008	$2,683	(1)	4.87%	$7,449	4.68%
2009	600		4.19	1,007	4.69
2010	600	(2)	4.44	449	4.90
2011	125	(3)	4.89	241	4.98
2012	1,100	(4)	4.70	187	4.94
2013 and thereafter	2,079	(5)	4.56	13	4.27

Total	$7,187		4.66%	$9,346	4.70%

(1)	Includes $583.0 million of overnight and other short-term borrowings with a weighted average rate of 4.38%.

(2)	Includes $300.0 million of borrowings, with a weighted average rate of 3.88%, which are callable by the counterparty in 2009 and at various times thereafter.

(3)	Callable by the counterparty in 2008 and at various times thereafter.

(4)	Includes $850.0 million of borrowings, with a weighted average rate of 4.39%, which are callable by the counterparty in 2009 and at various times thereafter.

(5)

Includes $1.00 billion of borrowings, with a weighted average rate of 4.21%, which are callable by the counterparty in 2008 and at various times thereafter and $950.0 million of borrowings, with a weighted average rate of 4.23%, which are callable by the counterparty in 2009 and at various times thereafter.

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

We have $20.0 million of 7.67% senior unsecured notes, which were issued in a private placement and mature in 2008. The terms of these notes preclude a sale of more than 30% of our deposit liabilities and preclude us from incurring long-term debt, which excludes debt of Astoria Federal incurred in the ordinary course of business, including FHLB-NY advances and reverse repurchase agreements, in excess of 90% of our consolidated stockholders’ equity. The terms also require that we maintain a consolidated capital to assets ratio of not less than 4.0%; a non-performing asset ratio, net of our allowance for loan losses, of less than 3.5% of assets; and a consolidated interest coverage ratio of at least 3.0 to 1.0. However, the terms of our 7.67% senior unsecured notes do not preclude our merger or sale of all or substantially all of our assets. As of December 31, 2007, we were in compliance with each of these covenants, and we do not anticipate these covenants will have a material effect on our operations.

We have $250.0 million of 5.75% senior unsecured notes which are due in 2012 and are redeemable, in whole or in part, at any time at a “make-whole” redemption price, together with accrued interest to the redemption date. The terms of these notes restrict our ability to sell, transfer or pledge as collateral the shares of Astoria Federal or any other significant subsidiary or of all, or substantially all, of the assets of Astoria Federal or any other significant subsidiary, other than in connection with a sale or transfer involving Astoria Financial Corporation.

Our ability to continue to access the capital markets for additional financing at favorable terms may be limited by, among other things, market demand, interest rates, our capital levels, Astoria Federal’s ability to pay dividends to Astoria Financial Corporation, our credit profile and ratings and our business model. We do not believe that the previously discussed disruption in the credit markets will materially impact our ability to access the capital markets. For further discussion of our debt obligations, see Note 8 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

We also continue to receive periodic capital distributions from Astoria Federal, consistent with applicable laws and regulations. During 2007, Astoria Federal paid dividends to Astoria Financial Corporation totaling $161.0 million.

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of principal and interest on its debt obligations and repurchases of common stock. Astoria Financial Corporation paid principal and interest on its debt obligations totaling $49.6 million in 2007. Our payment of dividends and repurchases of our common stock, totaled $175.3 million in 2007. Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal. Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation. During 2007, we were required to file applications with the OTS for proposed capital distributions and we anticipate that in 2008 we will continue to be required to file such applications for proposed capital distributions. For further discussion of limitations on capital distributions from Astoria Federal, see “Regulation and Supervision” in Item 1, “Business.”

We declared cash dividends on our common stock totaling $95.2 million during the year ended December 31, 2007 and $92.1 million during the year ended December 31, 2006. On January 23, 2008, we declared a quarterly cash dividend of $0.26 per share on shares of our common stock, payable on March 3, 2008, to stockholders of record as of the close of business on February 15, 2008.

During the year ended December 31, 2007, we completed our eleventh stock repurchase plan, which was approved by our Board of Directors on December 21, 2005 and authorized the purchase, at management’s discretion, of 10,000,000 shares, or approximately 10% of our common stock outstanding, through December 31, 2007 in open-market or privately negotiated transactions. On April 18, 2007, our Board of Directors approved our twelfth stock repurchase plan authorizing the purchase of 10,000,000 shares, or approximately 10% of our common stock outstanding, in open-market or privately negotiated transactions. Stock repurchases under our twelfth stock repurchase plan commenced immediately following the completion of the eleventh stock repurchase plan on July 30, 2007. Under these plans, during the year ended December 31, 2007, we repurchased 3,005,000 shares of our common stock, at an aggregate cost of $80.1 million, of which 1,137,700 shares were acquired pursuant to our twelfth stock repurchase plan. For further information on our common stock repurchases, see Item 5, “Market for Astoria Financial Corporation’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

See “Financial Condition” for a further discussion of the changes in stockholders’ equity.

At December 31, 2007, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.58%, leverage capital ratio of 6.58% and total risk-based capital ratio of 12.04%. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%. As of December 31, 2007, Astoria Federal continues to be a well capitalized institution.

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

Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments. Commitments to sell loans totaled $19.7 million at December 31, 2007 and represent obligations to sell loans either servicing retained or servicing released on a mandatory delivery or best efforts basis. We enter into commitments to sell loans as an economic hedge against our pipeline of fixed rate loans which we originate primarily for sale into the secondary market. The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.

The following table details our contractual obligations at December 31, 2007.

	Payments due by period

(In Thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Contractual Obligations:
Borrowings with original terms greater than three months	$6,603,866	$2,100,000	$1,200,000	$1,225,000	$2,078,866
Minimum rental payments due under non-cancelable operating leases	75,316	7,890	13,221	11,548	42,657
Commitments to originate and purchase loans (1)	423,541	423,541	—	—	—
Commitments to fund unused lines of credit (2)	397,046	397,046	—	—	—

Total	$7,499,769	$2,928,477	$1,213,221	$1,236,548	$2,121,523

(1)	Commitments to originate and purchase loans include commitments to originate loans held-for-sale of $21.3 million.

(2)	Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have contingent liabilities related to assets sold with recourse and standby letters of credit. We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market. The principal balance of loans sold with recourse amounted to $407.7 million at December 31, 2007. We estimate the liability for loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse. The carrying amount of this liability was immaterial at December 31, 2007. We also have a collateralized repurchase obligation due to the sale of certain long-term fixed rate municipal revenue bonds to an investment trust fund for proceeds that approximated par value. The trust fund has a put option that requires us to repurchase the securities for specified amounts prior to maturity under certain specified circumstances, as defined in the agreement. The outstanding option balance on the agreement totaled $10.7 million at December 31, 2007.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment to the third party, we would have to perform under the guarantee. Outstanding standby letters of credit totaled $1.5 million at December 31, 2007.

See Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for additional information regarding our commitments and contingent liabilities.

Comparison of Financial Condition and Operating Results for the Years Ended December 31, 2007 and 2006

Financial Condition

Total assets increased $164.8 million to $21.72 billion at December 31, 2007, from $21.55 billion at December 31, 2006. The increase in total assets primarily reflects an increase in loans receivable, partially offset by a decrease in securities.

Our total loan portfolio increased $1.19 billion to $16.16 billion at December 31, 2007, from $14.97 billion at December 31, 2006. This increase was primarily a result of an increase in our mortgage loan portfolio. Mortgage loans, net, increased $1.26 billion to $15.79 billion at December 31, 2007, from $14.53 billion at December 31, 2006. This increase was primarily due to an increase in our one-to-four family mortgage loan portfolio, partially offset by decreases in our multi-family, commercial real estate and construction mortgage loan portfolios. Gross mortgage loans originated and purchased during the year ended December 31, 2007 totaled $4.23 billion, of which $3.82 billion were originations and $407.3 million were purchases. This compares to gross mortgage loans originated and purchased during the year ended December 31, 2006 totaling $3.43 billion, of which $3.05 billion were originations and $385.6 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $203.7 million during the year ended December 31, 2007 and $232.2 million during the year ended December 31, 2006. The increase in mortgage loan originations is the result of an increase in one-to-four family loan originations, partially offset by a decrease in multi-family and commercial real estate loan originations. Mortgage loan repayments increased to $2.79 billion for the year ended December 31, 2007, from $2.58 billion for the year ended December 31, 2006.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans increased $1.42 billion to $11.63 billion at December 31, 2007, from $10.21 billion at December 31, 2006, and represented 72.5% of our total loan portfolio at December 31, 2007. One-to-four family loan originations and purchases totaled $3.82 billion for the year ended December 31, 2007 and $2.73 billion for the year ended December 31, 2006. The increase in one-to-four family loan originations is primarily attributable to mortgage refinance opportunities, our competitive pricing and the dislocations in the secondary residential mortgage market.

Our multi-family mortgage loan portfolio decreased $42.0 million to $2.95 billion at December 31, 2007, from $2.99 billion at December 31, 2006. Our commercial real estate loan portfolio decreased $68.4 million to $1.03 billion at December 31, 2007, from $1.10 billion at December 31, 2006. Multi-family and commercial real estate loan originations totaled $410.4 million for the year ended December 31, 2007 and $664.4 million for the year ended December 31, 2006. As previously discussed, we do not believe that current market pricing for multi-family and commercial real estate loans supports aggressively pursuing such loans given the additional risks associated with this type of lending. At December 31, 2007, the average loan balance within our combined multi-family and commercial real estate portfolio continues to be less than $1.0 million and the average loan-to-value ratio, based on current principal balance and original appraised value, continues to be less than 65%.

Our construction loan portfolio decreased $62.5 million to $77.7 million at December 31, 2007, from $140.2 million at December 31, 2006. This decrease is primarily the result of our decision to not pursue these types of loans in the current real estate market. Our consumer and other loan portfolio decreased $74.0 million to $356.8 million at December 31, 2007, from $430.8 million at December 31, 2006. This decrease is primarily the result of a decline in consumer demand for home equity lines of credit resulting from higher interest rates due to the increases in the prime rate during the first half of 2006.

Securities decreased $968.8 million to $4.37 billion at December 31, 2007, from $5.34 billion at December 31, 2006. This decrease, which reflects our previously discussed strategy of reducing the securities portfolio, was primarily the result of principal payments received. At December 31, 2007, our securities portfolio is comprised primarily of fixed rate REMIC and CMO securities. The amortized cost of our fixed rate REMICs and CMOs totaled $4.27 billion at December 31, 2007 and had a weighted average current coupon of 4.27%, a weighted average collateral coupon of 5.73% and a weighted average life of 3.1 years.

Deposits decreased $174.6 million to $13.05 billion at December 31, 2007, from $13.22 billion at December 31, 2006, primarily due to decreases in savings, money market and NOW and demand deposit accounts, partially offset by an increase in certificates of deposit. We continue to experience intense competition for deposits. During the second half of 2007, as short-term market interest rates declined, certain larger financial institutions attempted to sustain their liquidity by offering retail deposits at above market rates. In response, we have maintained our deposit pricing discipline, which has resulted in net deposit outflows, and instead have taken advantage of lower cost borrowings for funding some of our loan growth during the second half of 2007. Savings accounts decreased $237.8 million from December 31, 2006 to $1.89 billion at December 31, 2007. Money market accounts decreased $101.7 million from December 31, 2006 to $333.9 million at December 31, 2007. NOW and demand deposit accounts decreased $18.6 million from December 31, 2006 to $1.48 billion at December 31, 2007. The decreases in savings, money market and NOW and demand deposit accounts for the year ended December 31, 2007 were significantly lower than the decreases we had experienced during the year ended December 31, 2006. Certificates of deposit increased $183.7 million to $7.90 billion at December 31, 2007, from $7.71 billion at December 31, 2006. Our certificates of deposit increased primarily as a result of the success of our marketing efforts and competitive pricing strategies during the first half of 2007.

Total borrowings, net, increased $348.7 million to $7.18 billion at December 31, 2007, from $6.84 billion at December 31, 2006, primarily due to an increase in FHLB-NY advances, partially offset by a decrease in reverse repurchase agreements. The net increase in total borrowings is a result of our use of lower cost borrowings to fund some of our loan growth in the second half of 2007. For additional information, see “Liquidity and Capital Resources.”

Stockholders’ equity decreased to $1.21 billion at December 31, 2007, from $1.22 billion at December 31, 2006. The decrease in stockholders’ equity was the result of dividends declared of $95.2 million and common stock repurchased of $80.1 million. These decreases were partially offset by net income of $124.8 million, other comprehensive income, net of tax, of $18.9 million, stock-based compensation and the allocation of shares held by the employee stock ownership plan, or ESOP, of $16.3 million and the effect of stock options exercised and related tax benefit of $11.3 million. The increase in other comprehensive income is primarily due to the net increase in the fair value of our securities available-for-sale, due primarily to the write-down of the FHLMC preferred stock, coupled with an increase in the funded status of our pension and other postretirement benefits plans at December 31, 2007 as compared to December 31, 2006.

Results of Operations

General

Net income for the year ended December 31, 2007 decreased $50.1 million to $124.8 million, from $174.9 million for the year ended December 31, 2006. Diluted earnings per common share decreased to $1.36 per share for the year ended December 31, 2007, from $1.80 per share for the year ended December 31, 2006. Return on average assets decreased to 0.58% for the year ended December 31, 2007, from 0.80% for the year ended December 31, 2006. Return on average stockholders’ equity decreased to 10.39% for the year ended December 31, 2007, from 13.73% for the year ended December 31, 2006. Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, decreased to 12.28% for the year ended December 31, 2007, from 16.06% for the year ended December 31, 2006. The decreases in the returns on average assets, average stockholders’ equity and average tangible stockholders’ equity for the year ended December 31, 2007, compared to the year ended December 31, 2006, were primarily due to the decrease in net income.

Our results of operations for the year ended December 31, 2007 include a $20.5 million, before-tax ($13.3 million, after-tax), other-than-temporary impairment write-down charge to reduce the carrying amount of our investment in two issues of FHLMC perpetual preferred securities to the securities’ market value of $83.0 million at December 31, 2007. This charge reduced diluted earnings per common share by $0.14 per share for the year ended December 31, 2007. This charge also reduced our return on average assets by 6 basis points, return on average stockholders’ equity by 111 basis points, and return on average tangible stockholders’ equity by 131 basis points. For a further discussion of the other-than-temporary impairment write-down, see “Critical Accounting Policies - Securities Impairment.”

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

For the year ended December 31, 2007, net interest income decreased $56.9 million to $333.5 million, from $390.4 million for the year ended December 31, 2006. The decrease in net interest income for the year ended December 31, 2007 was primarily the result of an increase in interest expense due to the upward repricing of our liabilities which are more sensitive to increases in interest rates than our assets, partially offset by an increase in interest income. While the U.S. Treasury yield curve remained flat-to-inverted during 2006 and the first half of 2007, it did so at progressively higher levels of interest rates. These higher interest rates, coupled with a very competitive environment for deposits, resulted in significant increases in the costs of our certificates of deposit, borrowings and Liquid CDs.

The net interest margin decreased to 1.62% for the year ended December 31, 2007, from 1.87% for the year ended December 31, 2006. The net interest rate spread decreased to 1.50% for the year ended December 31, 2007, from 1.76% for the year ended December 31, 2006. The decreases in the net interest margin and net interest rate spread were primarily due to the cost of our interest-bearing liabilities rising more rapidly than the yield on our interest-earning assets. Our Liquid CDs, certificates of deposit and borrowings reprice more frequently, reflecting increases in interest rates more rapidly, than our mortgage loans and securities which have longer repricing intervals and terms. In addition, the average balances of our Liquid CDs and certificates of deposit, which have a higher average cost than our other deposit products, have increased significantly. The average balance of net interest-earning assets decreased $38.1 million to $614.0 million for the year ended December 31, 2007, from $652.1 million for the year ended December 31, 2006.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the years ended December 31, 2007, 2006 and 2005. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Year Ended December 31,

	2007				2006				2005

(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost

Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$10,995,688		$587,863	5.35%	$9,984,760		$510,105	5.11%	$9,461,023		$459,929	4.86%
Multi-family, commercial real estate and construction	4,171,915		254,536	6.10	4,204,883		259,242	6.17	3,862,281		239,119	6.19
Consumer and other loans (1)	397,476		30,178	7.59	478,447		35,735	7.47	526,071		31,160	5.92

Total loans	15,565,079		872,577	5.61	14,668,090		805,082	5.49	13,849,375		730,208	5.27
Mortgage-backed and other securities (2)	4,850,753		219,040	4.52	5,946,591		267,535	4.50	7,671,532		340,626	4.44
Federal funds sold and repurchase agreements	39,838		2,071	5.20	131,418		6,410	4.88	195,863		6,123	3.13
Federal Home Loan Bank stock	167,651		11,634	6.94	143,002		7,787	5.45	130,759		6,030	4.61

Total interest-earning assets	20,623,321		1,105,322	5.36	20,889,101		1,086,814	5.20	21,847,529		1,082,987	4.96

Goodwill	185,151				185,151				185,151
Other non-interest-earning assets	753,377				786,062				852,475

Total assets	$21,561,849				$21,860,314				$22,885,155

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,014,253		8,126	0.40	$2,325,346		9,362	0.40	$2,742,417		11,015	0.40
Money market	379,634		3,780	1.00	536,549		5,287	0.99	804,855		7,513	0.93
NOW and demand deposit	1,465,463		951	0.06	1,500,131		877	0.06	1,569,419		928	0.06
Liquid CDs	1,549,774		73,352	4.73	1,092,533		50,460	4.62	350,923		10,708	3.05

Total core deposits	5,409,124		86,209	1.59	5,454,559		65,986	1.21	5,467,614		30,164	0.55
Certificates of deposit	7,823,767		369,830	4.73	7,539,840		318,784	4.23	7,146,664		251,235	3.52

Total deposits	13,232,891		456,039	3.45	12,994,399		384,770	2.96	12,614,278		281,399	2.23
Borrowings	6,776,394		315,755	4.66	7,242,568		311,659	4.30	8,566,812		322,808	3.77

Total interest-bearing liabilities	20,009,285		771,794	3.86	20,236,967		696,429	3.44	21,181,090		604,207	2.85

Non-interest-bearing liabilities	351,080				349,170				333,522

Total liabilities	20,360,365				20,586,137				21,514,612
Stockholders’ equity	1,201,484				1,274,177				1,370,543

Total liabilities and stockholders’ equity	$21,561,849				$21,860,314				$22,885,155

Net interest income/ net interest rate spread (3)			$333,528	1.50%			$390,385	1.76%			$478,780	2.11%

Net interest-earning assets/ net interest margin (4)	$614,036			1.62%	$652,134			1.87%	$666,439			2.19%

Ratio of interest-earning assets to interest-bearing liabilities	1.03	x			1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2007 Compared to Year Ended December 31, 2006			Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Increase (Decrease)			Increase (Decrease)

(In Thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest-earning assets:
Mortgage loans:
One-to-four family	$53,118	$24,640	$77,758	$26,008	$24,168	$50,176
Multi-family, commercial real estate and construction	(1,923)	(2,783)	(4,706)	20,906	(783)	20,123
Consumer and other loans	(6,124)	567	(5,557)	(3,014)	7,589	4,575
Mortgage-backed and other securities	(49,675)	1,180	(48,495)	(77,631)	4,540	(73,091)
Federal funds sold and repurchase agreements	(4,735)	396	(4,339)	(2,433)	2,720	287
Federal Home Loan Bank stock	1,487	2,360	3,847	596	1,161	1,757

Total	(7,852)	26,360	18,508	(35,568)	39,395	3,827

Interest-bearing liabilities:
Savings	(1,236)	—	(1,236)	(1,653)	—	(1,653)
Money market	(1,561)	54	(1,507)	(2,674)	448	(2,226)
NOW and demand deposit	(21)	95	74	(51)	—	(51)
Liquid CDs	21,660	1,232	22,892	31,966	7,786	39,752
Certificates of deposit	12,333	38,713	51,046	14,476	53,073	67,549
Borrowings	(20,885)	24,981	4,096	(53,396)	42,247	(11,149)

Total	10,290	65,075	75,365	(11,332)	103,554	92,222

Net change in net interest income	$(18,142)	$(38,715)	$(56,857)	$(24,236)	$(64,159)	$(88,395)

Interest Income

Interest income for the year ended December 31, 2007 increased $18.5 million to $1.11 billion, from $1.09 billion for the year ended December 31, 2006. This increase was primarily the result of an increase in the average yield on interest-earning assets to 5.36% for the year ended December 31, 2007, from 5.20% for the year ended December 31, 2006, partially offset by a decrease of $265.8 million in the average balance of interest-earning assets to $20.62 billion for the year ended December 31, 2007, from $20.89 billion for the year ended December 31, 2006. The increase in the average yield on interest-earning assets was primarily the result of the overall increase in interest rates over the past several years. The decrease in the average balance of interest-earning assets was primarily due to a decrease in the average balances of mortgage-backed and other securities, federal funds sold and repurchase agreements and consumer and other loans, partially offset by an increase in the average balance of mortgage loans.

Interest income on one-to-four family mortgage loans increased $77.8 million to $587.9 million for the year ended December 31, 2007, from $510.1 million for the year ended December 31, 2006, which was primarily the result of an increase of $1.01 billion in the average balance of such loans, coupled with an increase in the average yield to 5.35% for the year ended December 31, 2007, from 5.11% for the year ended December 31, 2006. The increase in the average balance of one-to-four family mortgage loans was the result of strong levels of originations and purchases which have outpaced the levels of repayments over the past year. The increase in the average yield on one-to-four family mortgage loans was primarily due to the impact of the upward repricing of our adjustable rate mortgage loans, coupled with new originations at higher interest rates than the rates on the loans being repaid.

Interest income on multi-family, commercial real estate and construction loans decreased $4.7 million to $254.5 million for the year ended December 31, 2007, from $259.2 million for the year ended December 31, 2006, which was primarily the result of a decrease in the average yield to 6.10% for the year ended December 31, 2007, from 6.17% for the year ended December 31, 2006, coupled with a decrease of $33.0 million in the average balance of such loans. The decrease in the average yield on multi-family, commercial real estate and construction loans was primarily due to a decrease of $3.0 million in prepayment penalties to $6.8 million for the year ended December 31, 2007, compared to $9.8 million for the year ended December 31, 2006. The decrease in the average balance of multi-family, commercial real estate and construction loans reflects the levels of repayments which outpaced the levels of originations over the past year. Our originations of multi-family, commercial real estate and construction loans have declined in recent periods due primarily to the competitive market pricing previously discussed and our decision to not aggressively pursue such loans under current market conditions.

Interest income on consumer and other loans decreased $5.5 million to $30.2 million for the year ended December 31, 2007, from $35.7 million for the year ended December 31, 2006, primarily due to a decrease of $81.0 million in the average balance of the portfolio, partially offset by an increase in the average yield to 7.59% for the year ended December 31, 2007, from 7.47% for the year ended December 31, 2006. The decrease in the average balance of consumer and other loans was primarily the result of a decline in consumer demand for home equity lines of credit resulting from higher interest rates due to the increases in the prime rate during the first half of 2006. The increase in the average yield on consumer and other loans was primarily the result of an increase in the average yield on our home equity lines of credit due to the increase in the prime rate during the first half of 2006. Home equity lines of credit are adjustable rate loans which generally reset monthly and are indexed to the prime rate. Home equity lines of credit represented 89.9% of this portfolio at December 31, 2007.

Interest income on mortgage-backed and other securities decreased $48.5 million to $219.0 million for the year ended December 31, 2007, from $267.5 million for the year ended December 31, 2006. This decrease was primarily the result of a decrease of $1.10 billion in the average balance of the portfolio, reflecting our previously discussed strategy of reducing the securities portfolio. The average yield was 4.52% for the year ended December 31, 2007 and 4.50% for the year ended December 31, 2006.

Interest income on federal funds sold and repurchase agreements decreased $4.3 million to $2.1 million for the year ended December 31, 2007, primarily due to a decrease of $91.6 million in the average balance of the portfolio, partially offset by an increase in the average yield to 5.20% for the year ended December 31, 2007, from 4.88% for the year ended December 31, 2006. The increase in the average yield reflects the federal funds rate increases during the first half of 2006. Dividend income on FHLB-NY stock increased $3.8 million to $11.6 million for the year ended December 31, 2007, primarily due to an increase in the average yield to 6.94% for the year ended December 31, 2007, from 5.45% for the year ended December 31, 2006, coupled with an increase of $24.6 million in the average balance of FHLB-NY stock. The increase in the average yield was the result of increases in the dividend rates paid by the FHLB-NY. The increase in the average balance reflects the increase in the levels of FHLB-NY borrowings during 2007 compared to 2006.

Interest Expense

Interest expense for the year ended December 31, 2007 increased $75.4 million to $771.8 million, from $696.4 million for the year ended December 31, 2006. This increase was primarily the result of an increase in the average cost of total interest-bearing liabilities to 3.86% for the year ended December 31, 2007, from 3.44% for the year ended December 31, 2006. The increase in the average cost of interest-bearing liabilities was primarily due to the impact of higher interest rates on our certificates of deposit and borrowings, coupled with the increases in the average balances of Liquid CDs and certificates of deposit, which have a higher average cost than our other deposit products. The average balance of interest-bearing liabilities decreased $227.7 million to $20.01 billion for the year ended December 31, 2007, from

$20.24 billion for the year ended December 31, 2006, due to a decrease in the average balance of borrowings, partially offset by an increase in the average balance of deposits.

Interest expense on deposits increased $71.2 million to $456.0 million for the year ended December 31, 2007, from $384.8 million for the year ended December 31, 2006, primarily due to an increase in the average cost of total deposits to 3.45% for the year ended December 31, 2007, from 2.96% for the year ended December 31, 2006, coupled with an increase of $238.5 million in the average balance of total deposits. The increase in the average cost of total deposits was primarily due to the impact of higher interest rates on our certificates of deposit, coupled with the increases in the average balances of Liquid CDs and certificates of deposit. The increase in the average balance of total deposits was primarily the result of increases in the average balances of Liquid CDs and certificates of deposit, partially offset by decreases in the average balances of savings, money market and NOW and demand deposit accounts primarily as a result of continued competition for these types of deposits.

Interest expense on certificates of deposit increased $51.0 million to $369.8 million for the year ended December 31, 2007, from $318.8 million for the year ended December 31, 2006, primarily due to an increase in the average cost to 4.73% for the year ended December 31, 2007, from 4.23% for the year ended December 31, 2006, coupled with an increase of $283.9 million in the average balance. During the year ended December 31, 2007, $7.17 billion of certificates of deposit, with a weighted average rate of 4.73% and a weighted average maturity at inception of fifteen months, matured and $6.98 billion of certificates of deposit were issued or repriced, with a weighted average rate of 4.88% and a weighted average maturity at inception of ten months. Interest expense on Liquid CDs increased $22.9 million to $73.4 million for the year ended December 31, 2007, from $50.5 million for the year ended December 31, 2006, primarily due to an increase of $457.2 million in the average balance, coupled with an increase in the average cost to 4.73% for the year ended December 31, 2007, from 4.62% for the year ended December 31, 2006. The increases in the average balances of Liquid CDs and certificates of deposit were primarily a result of the success of our marketing efforts and competitive pricing strategies throughout 2006 and the first half of 2007 which focused on attracting these types of deposits. However, as previously discussed, certain larger financial institutions continued to offer retail deposits at above market rates during the second half of 2007 even as short-term market rates declined. Although we experienced net deposit outflows in the second half of 2007 as we maintained our pricing discipline, the increase in deposits in the first half of 2007 was sufficient to result in the increase of the average balances of Liquid CDs and certificates of deposit for the year.

Interest expense on savings accounts decreased $1.3 million to $8.1 million for the year ended December 31, 2007, from $9.4 million for the year ended December 31, 2006, as a result of a decrease of $311.1 million in the average balance. Interest expense on money market accounts decreased $1.5 million to $3.8 million for the year ended December 31, 2007, from $5.3 million for the year ended December 31, 2006, as a result of a decrease of $156.9 million in the average balance.

Interest expense on borrowings for the year ended December 31, 2007 increased $4.1 million to $315.8 million, from $311.7 million for the year ended December 31, 2006, resulting from an increase in the average cost to 4.66% for the year ended December 31, 2007, from 4.30% for the year ended December 31, 2006, substantially offset by a decrease of $466.2 million in the average balance. The increase in the average cost of borrowings reflects the upward repricing of borrowings which matured and were refinanced over the past year. The decrease in the average balance of borrowings was primarily the result of our strategy in 2006 and the first half of 2007 of reducing both the securities and borrowings portfolios through normal cash flow, while emphasizing deposit and loan growth.

Provision for Loan Losses

The provision for loan losses totaled $2.5 million for the year ended December 31, 2007, reflecting the higher levels of non-performing loans and net loan charge-offs experienced during the second half of 2007. No provision for loan losses was recorded for the year ended December 31, 2006. The allowance for loan losses was $78.9 million at December 31, 2007 and $79.9 million at December 31, 2006. The allowance for loan losses as a percentage of non-performing loans decreased to 74.25% at December 31,

2007, from 134.55% at December 31, 2006, primarily due to an increase in non-performing loans. The allowance for loan losses as a percentage of total loans was 0.49% at December 31, 2007 and 0.53% at December 31, 2006. We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, charge-off experience and non-accrual and non-performing loans. The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2007 and December 31, 2006.

We review our allowance for loan losses on a quarterly basis. Material factors considered during our quarterly review are our historical loss experience and the impact of current economic conditions. Our net loan charge-off experience was two basis points of average loans outstanding for the year ended December 31, 2007, compared to one basis point of average loans outstanding for the year ended December 31, 2006. Net loan charge-offs totaled $3.5 million for the year ended December 31, 2007 and $1.2 million for the year ended December 31, 2006. Net loan charge-offs during 2007 included a $1.5 million charge-off related to a non-performing construction loan which was sold. Net loan charge-offs during 2006 included a $947,000 charge-off related to a non-performing multi-family loan which was sold in 2006.

The composition of our loan portfolio, by property type, has remained relatively consistent over the last several years. At December 31, 2007, our loan portfolio was comprised of 73% one-to-four family mortgage loans, 18% multi-family mortgage loans, 6% commercial real estate loans and 3% other loan categories. Our loan-to-value ratios upon origination are low overall, have been consistent over the past several years and provide some level of protection in the event of default should property values decline. For further discussion of our loan-to-value ratios, see “Asset Quality.”

Our non-performing loans, which are comprised primarily of mortgage loans, increased $46.9 million to $106.3 million, or 0.66% of total loans, at December 31, 2007, from $59.4 million, or 0.40% of total loans, at December 31, 2006. This increase was primarily due to an increase in non-performing one-to-four family mortgage loans and occurred primarily during the second half 2007. Despite the increase in non-performing loans at December 31, 2007, our non-performing loans continue to remain at low levels relative to the size of our loan portfolio. We sold non-performing mortgage loans totaling $10.4 million, primarily multi-family and commercial real estate loans, during the year ended December 31, 2007. For further discussion of the sale of these loans, including the impact the sale may have had on our non-performing loans, non-performing assets and related ratios at December 31, 2007, see “Asset Quality.”

Our non-performing mortgage loans had an average loan-to-value ratio, based on current principal balance and original appraised value, of 73% at December 31, 2007 and 71% at December 31, 2006. The average age of our non-performing mortgage loans since origination was 3.5 years at December 31, 2007. In reviewing the loan-to-value ratios of our non-performing loans at December 31, 2007 and December 31, 2006, we determined that there was no additional inherent loss in our non-performing loan portfolio compared to the estimates included in our existing methodology. Additionally, we continue to adhere to prudent underwriting standards. We underwrite our one-to-four family mortgage loans primarily based upon our evaluation of the borrower’s ability to pay. We generally do not obtain updated estimates of collateral value for loans until classified or requested by our Asset Classification Committee. We monitor property value trends in our market areas to determine what impact, if any, such trends may have on our loan-to-value ratios and the adequacy of the allowance for loan losses. Based on our review of property value trends, including updated estimates of collateral value on classified loans, we do not believe the current decline in the housing market had a significant negative impact on the value of our non-performing loan collateral as of December 31, 2007. Since we determined there was sufficient collateral value to support our non-performing loans and we have not experienced a significantly higher level of related loan charge-offs, no change to our allowance coverage percentages was required as of December 31, 2007.

We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. Subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that we have ever actively pursued. Our loss experience for the first nine months of 2007 was relatively consistent with our experience over the past several years, in that losses were primarily attributable to a small number of loans. During the fourth quarter of 2007, the continued decline in the housing and real estate markets, as well as the overall economic environment, contributed to an increase in our non-performing loans and net loan charge-offs. As a geographically diversified lender, we are not immune to negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing industry nationally. Based on our evaluation of the issues regarding the real estate and housing markets, as well as the overall economic environment, and in recognition of the increases in non-performing loans and net loan charge-offs during the second half of 2007, we determined that a provision for loan losses was warranted for the year ended December 31, 2007.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality.”

Non-Interest Income

Non-interest income for the year ended December 31, 2007 decreased $15.6 million to $75.8 million, from $91.4 million for the year ended December 31, 2006. This decrease was primarily due to the $20.5 million other-than-temporary impairment write-down of securities, previously discussed under “Critical Accounting Policies - Securities Impairment,” and a decrease of $3.5 million in mortgage banking income, net. These decreases were partially offset by an increase of $6.4 million in other non-interest income, primarily due to the $5.5 million charge for the termination of our interest rate swap agreements in the 2006 first quarter, and a net gain on sales of securities in 2007 of $2.2 million related to the sale of an equity security. There were no sales of securities in 2006.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, decreased $3.5 million to $1.3 million for the year ended December 31, 2007, from $4.8 million for the year ended December 31, 2006. This decrease was primarily due to a provision recorded in the valuation allowance for the impairment of MSR of $951,000 for the year ended December 31, 2007, compared to a recovery of $2.0 million for the year ended December 31, 2006. The provision recorded for the year ended December 31, 2007 primarily reflects the lack of current market demand for MSR due to the turmoil in the credit market which has negatively impacted the pricing of loan servicing. The recovery recorded for the year ended December 31, 2006 primarily reflected the decrease in projected loan prepayment speeds at December 31, 2006 compared to December 31, 2005.

Non-Interest Expense

Non-interest expense increased $9.5 million to $231.3 million for the year ended December 31, 2007, from $221.8 million for the year ended December 31, 2006. This increase was primarily due to increases in compensation and benefits expense and other expense, partially offset by a decrease in advertising. Our percentage of general and administrative expense to average assets increased to 1.07% for the year ended December 31, 2007, from 1.01% for the year ended December 31, 2006, primarily due to the increase in general and administrative expense in 2007 compared to 2006.

Compensation and benefits expense increased $7.6 million to $124.0 million for the year ended December 31, 2007, compared to $116.4 million for the year ended December 31, 2006. This increase was primarily due to increases in salaries, incentive compensation, stock-based compensation and ESOP expense, partially offset by a decrease in the net periodic cost of pension benefits. The increase in salaries expense primarily reflects normal performance increases over the past year. The increase in stock-based compensation expense reflects the additional expense related to restricted stock granted in December 2006. The increase in ESOP expense primarily reflects an increase in shares released in 2007 as compared to 2006. The decrease in the net periodic cost of pension benefits was primarily the result of a decrease in the amortization of the net actuarial loss.

Other expense increased $3.4 million to $33.3 million for the year ended December 31, 2007 from $29.9 million for the year ended December 31, 2006, primarily due to increased legal fees and other costs as a result of the goodwill litigation. See Item 3, “Legal Proceedings,” for further discussion of the goodwill litigation.

Advertising expense decreased $1.1 million to $6.6 million for the year ended December 31, 2007, from $7.7 million for the year ended December 31, 2006, primarily due to a reduction in print advertising for certificates of deposit during the second half of 2007.

Income Tax Expense

For the year ended December 31, 2007, income tax expense totaled $50.7 million, representing an effective tax rate of 28.9%, compared to $85.0 million, representing an effective tax rate of 32.7%, for the year ended December 31, 2006. The decrease in the effective tax rate for the year ended December 31, 2007 was primarily the result of a decrease in pre-tax book income without any significant change in the amount of permanent differences, such as tax exempt income, coupled with tax benefits from the release of certain accruals for previous tax positions that have statutorily expired.

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

Mortgage loans, net, increased $652.7 million to $14.53 billion at December 31, 2006, from $13.88 billion at December 31, 2005. This increase was due primarily to increases in our one-to-four family and multi-family mortgage loan portfolios. Gross mortgage loans originated and purchased during the year ended December 31, 2006 totaled $3.43 billion, of which $3.05 billion were originations and $385.6 million were purchases. This compares to gross mortgage loans originated and purchased during the year ended December 31, 2005 totaling $4.32 billion, of which $3.45 billion were originations and $874.5 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $232.2 million during the year ended December 31, 2006 and $361.5 million during the year ended December 31, 2005. The decrease in mortgage loans originated and purchased is primarily attributable to the softening in the real estate market and the decrease in refinance activity due to increased interest rate levels. Mortgage loan repayments decreased to $2.58 billion for the year ended December 31, 2006, from $2.82 billion for the year ended December 31, 2005.

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

At December 31, 2006, the average loan balance within our combined multi-family and commercial real estate portfolio continued to be less than $1.0 million and the average loan-to-value ratio, based on current principal balance and original appraised value, continued to be less than 65%.

Securities decreased $1.23 billion to $5.34 billion at December 31, 2006, from $6.57 billion at December 31, 2005. This decrease was primarily the result of principal payments received of $1.25 billion and reflects our strategy of reducing the securities and borrowings portfolios. At December 31, 2006, our securities portfolio is comprised primarily of fixed rate REMIC and CMO securities. The amortized cost of our fixed rate REMICs and CMOs totaled $5.19 billion at December 31, 2006 and had a weighted average current coupon of 4.28%, a weighted average collateral coupon of 5.74% and a weighted average life of 3.5 years.

Deposits increased $413.6 million to $13.22 billion at December 31, 2006, from $12.81 billion at December 31, 2005, primarily due to increases in Liquid CDs and certificates of deposit, partially offset by decreases in savings, money market and NOW and demand deposit accounts. Liquid CDs increased $827.7 million to $1.45 billion at December 31, 2006, from $619.8 million at December 31, 2005. Certificates of deposit increased $253.3 million to $7.71 billion at December 31, 2006, from $7.46 billion at December 31, 2005. Our Liquid CDs and certificates of deposit increased primarily as a result of the success of our marketing efforts and competitive pricing strategies. We continued to experience intense competition for deposits. Savings accounts decreased $381.5 million since December 31, 2005 to $2.13 billion at December 31, 2006. Money market accounts decreased $213.1 million from December 31, 2005 to $435.7 million at December 31, 2006. NOW and demand deposit accounts decreased $72.9 million from December 31, 2005 to $1.50 billion at December 31, 2006. The decreases in savings and money market accounts may be indicative of increasing consumer demand for higher yielding investment alternatives.

Total borrowings, net, decreased $1.10 billion to $6.84 billion at December 31, 2006, from $7.94 billion at December 31, 2005, primarily due to a decrease in reverse repurchase agreements. The net decrease in total borrowings reflects our strategy of reducing the securities and borrowings portfolios.

Stockholders’ equity decreased to $1.22 billion at December 31, 2006, from $1.35 billion at December 31, 2005. The decrease in stockholders’ equity was the result of common stock repurchased of $251.2 million, dividends declared of $92.1 million and an adjustment of $19.2 million to accumulated other comprehensive loss upon adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” effective December 31, 2006. These decreases were partially offset by net income of $174.9 million, the effect of stock options exercised and related tax benefit of $28.8 million, stock-based compensation and the allocation of shares held by the ESOP of $14.0 million and other comprehensive income, net of tax, of $10.5 million, which was primarily due to the net increase in the fair value of our securities available-for-sale.

Results of Operations

General

Net income for the year ended December 31, 2006 decreased $58.9 million to $174.9 million, from $233.8 million for the year ended December 31, 2005. Diluted earnings per common share decreased to $1.80 per share for the year ended December 31, 2006, from $2.26 per share for the year ended December 31, 2005. Return on average assets decreased to 0.80% for the year ended December 31, 2006, from 1.02% for the year ended December 31, 2005. Return on average stockholders’ equity decreased to 13.73% for the year ended December 31, 2006, from 17.06% for the year ended December 31, 2005. Return on average tangible stockholders’ equity decreased to 16.06% for the year ended December 31, 2006, from 19.72% for the year ended December 31, 2005. The decreases in the returns on average assets, average stockholders’ equity and average tangible stockholders’ equity for the year ended December 31, 2006, compared to the year ended December 31, 2005, were primarily due to the decrease in net income, partially offset by the decreases in average assets and average stockholders’ equity.

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

Interest income on consumer and other loans increased $4.5 million to $35.7 million for the year ended December 31, 2006, from $31.2 million for the year ended December 31, 2005, primarily due to an increase in the average yield to 7.47% for the year ended December 31, 2006, from 5.92% for the year ended December 31, 2005, partially offset by a decrease of $47.6 million in the average balance of the portfolio. The increase in the average yield on consumer and other loans was primarily the result of an increase in the average yield on our home equity lines of credit due to the increases in the prime rate of 200 basis points during 2005 and 100 basis points during 2006. The decrease in the average balance of consumer and other loans was primarily the result of a decline in consumer demand for home equity lines of credit resulting from the increases in the prime rate. Home equity lines of credit represented 91.0% of this portfolio at December 31, 2006.

Interest income on mortgage-backed and other securities decreased $73.1 million to $267.5 million for the year ended December 31, 2006, from $340.6 million for the year ended December 31, 2005. This decrease was primarily the result of a decrease of $1.72 billion in the average balance of the portfolio, slightly offset by an increase in the average yield to 4.50% for the year ended December 31, 2006, from 4.44% for the year ended December 31, 2005. The decrease in the average balance of mortgage-backed and other securities reflects our strategy of reducing the securities and borrowings portfolios.

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

Interest expense on borrowings for the year ended December 31, 2006 decreased $11.1 million to $311.7 million, from $322.8 million for the year ended December 31, 2005, resulting from a decrease of $1.32 billion in the average balance, partially offset by an increase in the average cost to 4.30% for the year ended December 31, 2006, from 3.77% for the year ended December 31, 2005. The decrease in the average balance of borrowings was primarily the result of our strategy of reducing the securities and borrowings portfolios. The increase in the average cost of borrowings reflects the impact of the increase in interest rates compared to the prior year.

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

During the 2006 third quarter, we sold $10.1 million of non-performing loans, primarily multi-family and one-to-four family mortgage loans, of which $5.5 million were non-performing as of December 31, 2005. The remainder became non-performing during 2006. Since these loans were sold in the third quarter of 2006, we are unable to determine with any degree of certainty whether some or all of these loans would have remained non-performing as of December 31, 2006 had they not been sold, particularly in light of our aggressive collection efforts and prior experience with other borrowers. However, assuming the $10.1 million of non-performing loans sold were not sold and were both outstanding and non-performing at December 31, 2006, our non-performing loans would have totaled $69.5 million, or an increase of $4.5 million from December 31, 2005. Additionally, at December 31, 2006, our ratio of non-performing loans to total loans would have increased to 0.46% and the allowance for loan losses as a percentage of total non-performing loans would have decreased to 114.92%.

There has been a slow down in the housing market, particularly during the second half of 2006. We are closely monitoring the local and national real estate markets and other factors related to the risks inherent in the loan portfolio. We believe this slow down in the housing market has not had a discernable negative impact on our loan loss experience as measured by trends in our net loan charge-offs and losses on real estate owned. Our non-performing mortgage loans have not increased substantially and had an average loan-to-value ratio, based on current principal balance and original appraised value, of 71% at December 31, 2006 and 69% at December 31, 2005. The average age of our non-performing mortgage loans since origination was 3.7 years at December 31, 2006. Therefore, the majority of non-performing mortgage loans in our portfolio were originated prior to 2006 when real estate values were rising and, at December 31, 2006, would likely have current loan-to-value ratios equal to or lower than those at the origination date. In reviewing the negligible change in the loan-to-value ratios of our non-performing loans from 2005 to 2006, we determined that there was no additional inherent loss in our non-performing loan portfolio compared to the estimates included in our existing methodology. We underwrite our one-to-four family mortgage loans primarily based upon our evaluation of the borrower’s ability to pay. We generally do not obtain updated estimates of collateral value for loans until classified or requested by our Asset Classification Committee. We monitor property value trends in our market areas to determine what impact, if any, such trends may have on our loan-to-value ratios and the adequacy of the allowance for loan losses. Based on our review of property value trends, including updated estimates of collateral value on classified loans, we do not believe the current slow down in the housing market had a discernable negative impact on the value of our non-performing loan collateral as of December 31, 2006. Since we determined there was sufficient collateral value to support our non-performing loans and we have not experienced an increase in related loan charge-offs, no change to our allowance coverage percentages was required. Based on our evaluation of the foregoing factors, our 2006 analyses indicated that no provision for loan losses was warranted for the year ended December 31, 2006 and that our allowance for loan losses at December 31, 2006 was adequate.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality.”

Non-Interest Income

Non-interest income for the year ended December 31, 2006 decreased $10.8 million to $91.4 million, from $102.2 million for the year ended December 31, 2005. This decrease was primarily due to decreases in other non-interest income, customer service fees, mortgage banking income, net, and other loan fees.

Other non-interest income decreased $7.0 million to $1.5 million for the year ended December 31, 2006, from $8.5 million for the year ended December 31, 2005. This decrease was primarily due to the $5.5 million charge for the termination of our interest rate swap agreements in the 2006 first quarter, coupled with $1.7 million of non-recurring income recorded in 2005 related to a gain on the sale of an inactive subsidiary, gains recognized in a trust account previously established for certain former directors and a gain on the settlement of an insurance claim.

Customer service fees decreased $1.5 million to $64.8 million for the year ended December 31, 2006, from $66.3 million for the year ended December 31, 2005. The decrease was primarily due to decreases in ATM fees and other checking charges, partially offset by an increase in insufficient fund fees related to transaction accounts.

Mortgage banking income, net, decreased $1.2 million to $4.8 million, from $6.0 million for the year ended December 31, 2005. This decrease was primarily due to decreases in net gain on sales of loans, the recovery of the valuation allowance for the impairment of MSR and loan servicing fees, partially offset by a decrease in amortization of MSR. Net gain on sales of loans decreased $1.4 million to $2.1 million for the year ended December 31, 2006, from $3.5 million for the year ended December 31, 2005, primarily due to a reduction in the volume of loans sold. We recorded a recovery in the valuation allowance for the impairment of MSR of $2.0 million for the year ended December 31, 2006 and $2.7 million for the year ended December 31, 2005. Loan servicing fees decreased $557,000 to $4.5 million for the year ended December 31, 2006, from $5.0 million for the year ended December 31, 2005, primarily as a result of the decrease in the balance of loans serviced for others to $1.36 billion at December 31, 2006, from $1.50 billion at December 31, 2005. The decrease in the balance of loans serviced for others was the result of repayments in that portfolio exceeding the level of new servicing volume from loan sales. Amortization of MSR decreased $1.5 million to $3.7 million for the year ended December 31, 2006, from $5.2 million for the year ended December 31, 2005, primarily due to the increase in interest rates from the prior year resulting in lower levels of mortgage refinance activity in 2006.

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

Other expense decreased $5.1 million to $29.9 million for the year ended December 31, 2006 from $35.0 million for the year ended December 31, 2005. This decrease was primarily due to a decrease of $4.7 million in legal fees and various one-time charges totaling $581,000 in the 2005 third quarter related to the outsourcing of our mortgage loan servicing activities. The decrease in legal fees was primarily the result of the completion of the trial phase of the Long Island Savings Bank goodwill litigation in the first half of 2005, coupled with a reimbursement of $850,000 for certain legal fees in the 2006 third quarter related to the New York State Attorney General’s investigation of Independent Financial Marketing Group and its related entities, which is one of our service providers.

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

Income Tax Expense

For the year ended December 31, 2006, income tax expense totaled $85.0 million, representing an effective tax rate of 32.7%, compared to $118.4 million, representing an effective tax rate of 33.6%, for the year ended December 31, 2005. The decrease in the effective tax rate for the year ended December 31, 2006 was primarily the result of a decrease in pre-tax book income without any significant change in the amount of permanent differences, such as tax exempt income.

Asset Quality

As previously discussed, the composition of our loan portfolio, by property type, has remained relatively consistent over the last several years. At December 31, 2007, our loan portfolio was comprised of 73% one-to-four family mortgage loans, 18% multi-family mortgage loans, 6% commercial real estate loans and 3% other loan categories. This compares to 69% one-to-four family mortgage loans, 20% multi-family mortgage loans, 7% commercial real estate loans and 4% other loan categories at December 31, 2006.

The following table provides further details on the composition of our one-to-four family and multi-family and commercial real estate mortgage loan portfolios in dollar amounts and in percentages of the portfolio at the dates indicated.

	At December 31,

	2007		2006

		Percent of Total		Percent of Total
(Dollars in Thousands)	Amount		Amount

One-to-four family:
Full documentation interest-only	$5,415,787	46.57%	$4,023,693	39.39%
Full documentation amortizing	3,320,047	28.55	3,288,462	32.20
Reduced documentation interest-only	2,230,041	19.18	2,149,782	21.05
Reduced documentation amortizing	662,395	5.70	752,209	7.36

Total one-to-four family	$11,628,270	100.00%	$10,214,146	100.00%

Multi-family and commercial real estate:
Full documentation amortizing	$3,337,692	83.92%	$3,545,178	86.73%
Full documentation interest-only	639,666	16.08	542,571	13.27

Total multi-family and commercial real estate	$3,977,358	100.00%	$4,087,749	100.00%

We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods. During the second quarter of 2006, we began underwriting our one-to-four family interest-only hybrid ARM loans based on a fully amortizing thirty year loan. Additionally, effective in 2007, in accordance with federal banking regulatory guidelines, we began underwriting our one-to-four family interest-only hybrid ARM loans at the higher of the fully indexed rate or the initial note rate. Based on our underwriting standards and cumulative experience with our interest-only loans, these loans have performed as well as our fully amortizing loan products. Our non-performing interest-only one-to-four family mortgage loans as a percentage of total non-performing one-to-four family mortgage loans is consistent with our total interest-only one-to-four family mortgage loans as a percentage of our total one-to-four family mortgage loan portfolio. The respective allowance coverage factors utilized for interest-only and amortizing loans give appropriate recognition to the potential for increased risk of default (and risk of loss) attributable to payment increases on interest-only loans once principal amortization begins. Our interest-only multi-family and commercial real estate loans do not represent a material component of our loan portfolio. Our reduced documentation loans are comprised of SIFA, SISA and Super Streamline loans. During the 2007 second quarter, we discontinued originating SISA and Super Streamline loans and during the 2007 fourth quarter, we discontinued originating SIFA loans.

Our loan-to-value ratios upon origination are low overall and have been consistent over the past several years. The average loan-to-value ratios, based on current principal balance and original appraised value, of total one-to-four family loans outstanding as of December 31, 2007, by year of origination, were 65% for 2007, 67% for 2006, 69% for 2005, 68% for 2004 and 57% for pre-2004 originations. As of December 31, 2007, average loan-to-value ratios, based on current principal balance and original appraised value, of total multi-family and commercial real estate loans outstanding, by year of origination, were 65% for 2007, 67% for 2006, 66% for 2005, 63% for 2004 and 58% for pre-2004 originations.

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

Non-Performing Assets

The following table sets forth information regarding non-performing assets.

	At December 31,

(Dollars in Thousands)	2007	2006	2005	2004	2003

Non-accrual delinquent mortgage loans (1)	$104,378	$58,110	$64,351	$31,462	$28,321
Non-accrual delinquent consumer and other loans	1,476	818	500	544	792
Mortgage loans delinquent 90 days or more and still accruing interest (2)	474	488	176	573	563

Total non-performing loans	106,328	59,416	65,027	32,579	29,676
Real estate owned, net (3)	9,115	627	1,066	920	1,635

Total non-performing assets	$115,443	$60,043	$66,093	$33,499	$31,311

Non-performing loans to total loans	0.66%	0.40%	0.45%	0.25%	0.23%
Non-performing loans to total assets	0.49	0.28	0.29	0.14	0.13
Non-performing assets to total assets	0.53	0.28	0.30	0.14	0.14

(1)

Includes multi-family and commercial real estate loans totaling $14.2 million, $17.1 million, $28.6 million, $11.5 million and $6.1 million at December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

(2)	Mortgage loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest due.

(3)

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is carried in other assets, net of allowances for losses, at the lower of cost or fair value, less estimated selling costs. The allowance for losses at December 31, 2007 was $493,000. There was no allowance for losses at December 31, 2006, 2005, 2004 and 2003.

Total non-performing assets increased $55.4 million to $115.4 million at December 31, 2007, from $60.0 million at December 31, 2006. Non-performing loans, the most significant component of non-performing assets, increased $46.9 million to $106.3 million at December 31, 2007, from $59.4 million at December 31, 2006. The increases in non-performing assets and non-performing loans were primarily due to an increase of $48.3 million in non-performing one-to-four family mortgage loans, of which $32.5 million were reduced documentation loans. The increase in non-performing loans and assets occurred primarily during the second half of 2007. We believe the increase is primarily due to the overall increase in our loan portfolio and the continued decline of the real estate and housing markets, as well as the overall economic environment. Despite the increase in non-performing loans at December 31, 2007, our non-performing loans continue to remain at low levels in relation to the size of our loan portfolio. The ratio of non-performing loans to total loans increased to 0.66% at December 31, 2007, from 0.40% at December 31, 2006. Our ratio of non-performing assets to total assets increased to 0.53% at December 31, 2007, from 0.28% at December 31, 2006. The allowance for loan losses as a percentage of total non-performing loans decreased to 74.25% at December 31, 2007, from 134.55% at December 31, 2006.

During the year ended December 31, 2007, we sold $10.4 million of non-performing mortgage loans, primarily multi-family and commercial real estate loans, of which $2.3 million were non-performing as of December 31, 2006. The remainder became non-performing during 2007. We are unable to determine with any degree of certainty whether some or all of these loans would have remained non-performing as of December 31, 2007 had they not been sold, particularly in light of our aggressive collection efforts and prior experience with other borrowers. However, assuming the $10.4 million of non-performing loans sold were not sold and were both outstanding and non-performing at December 31, 2007, our non-performing loans would have totaled $116.7 million, or an increase of $57.3 million from December 31, 2006, and our non-performing assets would have totaled $125.8 million, or an increase of $65.8 million from December 31, 2006. Additionally, at December 31, 2007, our ratio of non-performing loans to total loans would have increased to 0.72%, our ratio of non-performing assets to total assets would have increased to 0.58% and the allowance for loan losses as a percentage of total non-performing loans would have decreased to 67.6%.

We discontinue accruing interest on mortgage loans when such loans become 90 days delinquent as to their interest due, even though in some instances the borrower has only missed two payments. At December 31, 2007, $38.3 million of mortgage loans classified as non-performing had missed only two payments, compared to $17.3 million at December 31, 2006. We discontinue accruing interest on consumer and other loans when such loans become 90 days delinquent as to their payment due.

The following table provides further details on the composition of our non-performing one-to-four family and multi-family and commercial real estate mortgage loans in dollar amounts, percentages of the portfolio and loan-to-value ratios, based on current principal balance and original appraised value, at the dates indicated.

	At December 31,

	2007			2006

(Dollars in Thousands)	Amount	Percent of Total	Loan -to- Value	Amount	Percent of Total	Loan -to- Value

Non-performing loans:

One-to-four family:
Full documentation interest-only	$24,127	26.99%	78%	$8,513	20.70%	77%
Full documentation amortizing	16,590	18.56	68	16,404	39.89	71
Reduced documentation interest-only	35,733	39.98	76	5,945	14.46	74
Reduced documentation amortizing	12,930	14.47	64	10,262	24.95	68

Total one-to-four family	$89,380	100.00%	73%	$41,124	100.00%	72%

Multi-family and commercial real estate:
Full documentation amortizing	$14,200	100.00%	69%	$17,474	100.00%	70%

At December 31, 2007, the geographic composition of our non-performing one-to-four family mortgage loans was consistent with the geographic composition of our one-to-four family mortgage loan portfolio and, as of December 31, 2007, did not indicate a negative trend in any one particular geographic location.

If all non-accrual loans at December 31, 2007, 2006 and 2005 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $6.7 million for the year ended December 31, 2007, $3.5 million for the year ended December 31, 2006 and $3.8 million for the year ended December 31, 2005. This compares to actual payments recorded as interest income, with respect to such loans, of $4.0 million for the year ended December 31, 2007, $1.8 million for the year ended December 31, 2006 and $2.4 million for the year ended December 31, 2005.

Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status. Restructured loans that are in compliance with their restructured terms totaled $1.2 million at December 31, 2007, $1.5 million at December 31, 2006, $1.6 million at December 31, 2005, $2.8 million at December 31, 2004 and $3.9 million at December 31, 2003.

In addition to non-performing assets, we had $829,000 of potential problem loans at December 31, 2007, compared to $734,000 at December 31, 2006. Such loans are 60-89 days delinquent as shown in the following table.

Delinquent Loans

The following table shows a comparison of delinquent loans at December 31, 2007, 2006 and 2005.

	60-89 Days Past Due		90 Days or More Past Due

(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount

At December 31, 2007:
Mortgage loans:
One-to-four family	7	$156	293	$89,380
Multi-family	—	—	20	14,200
Construction	—	—	2	1,272
Consumer and other loans	30	673	41	1,476

Total delinquent loans	37	$829	356	$106,328

Delinquent loans to total loans		0.01%		0.66%

At December 31, 2006:
Mortgage loans:
One-to-four family	2	$92	159	$41,124
Multi-family	—	—	21	14,627
Commercial real estate	—	—	5	2,847
Consumer and other loans	38	642	33	818

Total delinquent loans	40	$734	218	$59,416

Delinquent loans to total loans		0.00%		0.40%

At December 31, 2005:
Mortgage loans:
One-to-four family	6	$174	152	$35,727
Multi-family	1	101	26	26,256
Commercial real estate	—	—	6	2,544
Consumer and other loans	47	538	47	500

Total delinquent loans	54	$813	231	$65,027

Delinquent loans to total loans		0.01%		0.45%

Classified Assets

The following table sets forth the carrying value of our assets, exclusive of general valuation allowances, classified as special mention, substandard or doubtful at December 31, 2007. There were no assets classified as loss at December 31, 2007.

	Special Mention		Substandard		Doubtful

(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount

Loans:
Mortgage loans:
One-to-four family	—	$—	296	$89,402	—	$—
Multi-family	10	21,633	20	14,644	2	1,125
Commercial real estate	4	10,055	—	—	—	—
Construction	1	1,171	4	7,849	—	—
Consumer and other loans	—	—	41	1,476	—	—

Total loans	15	32,859	361	113,371	2	1,125
Real estate owned (one-to-four family)	—	—	35	9,115	—	—

Total classified assets	15	$32,859	396	$122,486	2	$1,125

Allowance for Losses

The following table sets forth changes in our allowances for losses on loans and REO for the periods indicated.

	At or For the Year Ended December 31,

(Dollars in Thousands)	2007	2006	2005	2004	2003

Allowance for losses on loans:
Balance at beginning of year	$79,942	$81,159	$82,758	$83,121	$83,546
Provision charged to operations	2,500	—	—	—	—
Charge-offs:
One-to-four family	(1,407)	(89)	(749)	(231)	(194)
Multi-family	(73)	(967)	—	—	—
Commercial real estate	(243)	(197)	(650)	—	—
Construction	(1,454)	—	—	—	—
Consumer and other loans	(752)	(312)	(706)	(656)	(1,142)

Total charge-offs	(3,929)	(1,565)	(2,105)	(887)	(1,336)

Recoveries:
One-to-four family	72	30	140	78	111
Multi-family	—	—	34	—	—
Commercial real estate	197	—	—	—	20
Consumer and other loans	164	318	332	446	780

Total recoveries	433	348	506	524	911

Net charge-offs	(3,496)	(1,217)	(1,599)	(363)	(425)

Balance at end of year	$78,946	$79,942	$81,159	$82,758	$83,121

Net charge-offs to average loans outstanding	0.02%	0.01%	0.01%	0.00%	0.00%
Allowance for loan losses to total loans	0.49	0.53	0.56	0.62	0.66
Allowance for loan losses to non-performing loans	74.25	134.55	124.81	254.02	280.10

Allowance for losses on REO:
Balance at beginning of year	$—	$—	$—	$—	$4
Provision charged to operations	493	121	56	—	4
Charge-offs	—	(121)	(56)	—	(8)

Balance at end of year	$493	$—	$—	$—	$—

The following table sets forth our allocation of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the allowance for loan losses allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance is available for losses applicable to the entire loan portfolio. The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2007, 2006, 2005, 2004 and 2003.

	At December 31,

	2007		2006		2005

(Dollars in Thousands)	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

One-to-four family	$41,400	72.51%	$35,242	68.67%	$34,051	68.24%
Multi-family	17,550	18.36	19,413	20.09	19,818	19.77
Commercial real estate	10,325	6.43	11,768	7.40	11,437	7.52
Construction	2,212	0.48	2,119	0.94	2,071	0.96
Consumer and other loans	7,459	2.22	11,400	2.90	13,782	3.51

Total allowance for loan losses	$78,946	100.00%	$79,942	100.00%	$81,159	100.00%

	At December 31,

	2004		2003

(Dollars in Thousands)	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

One-to-four family	$36,697	68.68%	$39,614	71.13%
Multi-family	18,124	19.41	16,440	17.69
Commercial real estate	11,785	7.17	11,006	6.98
Construction	1,996	0.89	1,695	0.79
Consumer and other loans	14,156	3.85	14,366	3.41

Total allowance for loan losses	$82,758	100.00%	$83,121	100.00%

Impact of Recent Accounting Standards and Interpretations

In December 2007, the FASB issued revised SFAS No. 141, “Business Combinations,” or SFAS No. 141(R). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration. SFAS No. 141(R) also enhances the disclosure requirements for business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. SFAS No. 141(R) is not expected to have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also amends SFAS No. 128, “Earnings per Share,” so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. SFAS No. 160 is not expected to have a material impact on our financial condition or results of operations.

In November 2007, the SEC issued Staff Accounting Bulletin, or SAB, No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109 provides views on the accounting for written loan commitments recorded at fair value under GAAP. SAB No. 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, SAB No. 109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 are applicable on a prospective basis to written loan commitments recorded at fair value under GAAP that are issued or modified in fiscal quarters beginning after December 15, 2007. SAB No. 109 is not expected to have a material impact on our financial condition or results of operations.

In June 2007, the FASB ratified a consensus reached by the Emerging Issues Task Force, or EITF, on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” which clarifies the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings under SFAS No. 123(R). The EITF concluded that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital. EITF Issue No. 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Retrospective application to previously issued financial statements is prohibited. EITF Issue No. 06-11 is not expected to have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. At the effective date, an entity may elect the fair value option for eligible items that exist at that date and report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Subsequent to the effective date, unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, cumulative unrealized gains and losses at that date are included in the cumulative-effect adjustment and those securities are to be reported as trading securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” but the accounting for a transfer to the trading category under SFAS No. 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption was permitted; however, we did not elect early adoption and therefore adopted the standard as of January 1, 2008. Upon adoption, we did not elect the fair value option for eligible items that existed at January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The expanded disclosures include a requirement to disclose fair value measurements according to a hierarchy, segregating measurements using (1) quoted prices in active markets for identical assets and liabilities, (2) significant other observable inputs and (3) significant unobservable inputs. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS No. 157 was issued to increase consistency and comparability in reporting fair values. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions are to be applied prospectively as of the beginning of the fiscal year in which the statement is initially applied, with certain exceptions. A transition adjustment, measured as the difference between the carrying amounts and the fair values of certain specific financial instruments at the date SFAS No. 157 is initially applied, is to be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. SFAS No. 157 will affect certain of our fair value disclosures, but is not expected to have a material impact on our financial condition or results of operations. The portion of our assets and liabilities with fair values based on unobservable inputs is not significant.

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

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods. The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the underlying collateral is located, seasonal factors, demographic variables and the assumability of the underlying mortgages.

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

The Gap Table includes $1.13 billion of callable borrowings classified according to their maturity dates, primarily in the more than five years category, which are callable within one year and at various times thereafter. The classifications of callable borrowings according to their maturity dates are based on our experience with, and expectations of, these types of instruments and the current interest rate environment. As indicated in the Gap Table, our one-year cumulative gap at December 31, 2007 was negative 24.01% compared to negative 21.06% at December 31, 2006.

	At December 31, 2007

(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total

Interest-earning assets:
Mortgage loans (1)	$4,601,323	$5,875,168	$4,746,143	$361,178	$15,583,812
Consumer and other loans (1)	329,004	21,847	5,487	—	356,338
Repurchase agreements	24,218	—	—	—	24,218
Securities available-for-sale	95,657	668,332	516,777	83,011	1,363,777
Securities held-to-maturity	684,601	2,001,617	376,102	358	3,062,678
FHLB-NY stock	—	—	—	201,490	201,490

Total interest-earning assets	5,734,803	8,566,964	5,644,509	646,037	20,592,313
Net unamortized purchase premiums and deferred costs (2)	34,111	37,658	32,619	2,451	106,839

Net interest-earning assets (3)	5,768,914	8,604,622	5,677,128	648,488	20,699,152

Interest-bearing liabilities:
Savings	241,274	401,910	401,910	846,524	1,891,618
Money market	145,968	90,846	90,846	6,254	333,914
NOW and demand deposit	115,411	230,834	230,834	901,283	1,478,362
Liquid CDs	1,447,341	—	—	—	1,447,341
Certificates of deposit	6,001,454	1,456,023	427,952	12,774	7,898,203
Borrowings, net	3,032,382	1,199,066	1,224,349	1,728,861	7,184,658

Total interest-bearing liabilities	10,983,830	3,378,679	2,375,891	3,495,696	20,234,096

Interest sensitivity gap	(5,214,916)	5,225,943	3,301,237	(2,847,208)	$465,056

Cumulative interest sensitivity gap	$(5,214,916)	$11,027	$3,312,264	$465,056

Cumulative interest sensitivity gap as a percentage of total assets	(24.01)%	0.05%	15.25%	2.14%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	52.52%	100.08%	119.79%	102.30%

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net interest income for the twelve month period beginning January 1, 2008 would decrease by approximately 9.85% from the base projection. At December 31, 2006, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2007 would have decreased by approximately 10.09% from the base projection. Assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points and remain at that level thereafter, our projected net interest income for the twelve month period beginning January 1, 2008 would increase by approximately 5.05% from the base projection. At December 31, 2006, in the down 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2007 would have increased by approximately 4.34% from the base projection.

Various shortcomings are inherent in both the Gap Table and NII sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time. Accordingly, although our NII sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis. These include income from BOLI and changes in the fair value of MSR. With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net income for the twelve month period beginning January 1, 2008 would increase by approximately $5.2 million. Conversely, assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points and remain at that level thereafter, our projected net income for the twelve month period beginning January 1, 2008 would decrease by approximately $8.0 million with respect to these items alone.

For information regarding our credit risk, see “Asset Quality,” in Item 7, “MD&A.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For our Consolidated Financial Statements, see the index on page 83.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

George L. Engelke, Jr., our Chairman and Chief Executive Officer, and Frank E. Fusco, our Executive Vice President, Treasurer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2007. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See page 84 for our Management Report on Internal Control Over Financial Reporting and page 85 for the related Report of Independent Registered Public Accounting Firm.

The Sarbanes-Oxley Act Section 302 Certifications regarding the quality of our public disclosures have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers who are not directors of Astoria Financial Corporation is presented in the tables under the headings “Board Nominees, Directors and Executive Officers,” “Committees and Meetings of the Board” and “Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 21, 2008, which will be filed with the SEC within 120 days from December 31, 2007, and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of our Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is presented under the heading “Committees and Meetings of the Board” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 21, 2008, which will be filed with the SEC within 120 days from December 31, 2007, and is incorporated herein by reference.

The Audit Committee Charter is available on our investor relations website at http://ir.astoriafederal.com under the heading “Corporate Governance.” In addition, copies of our Audit Committee Charter will be provided to shareholders upon written request to Astoria Financial Corporation, Investor Relations Department, One Astoria Federal Plaza, Lake Success, New York 11042 at no charge.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer and principal financial officer, which is available on our investor relations website at http://ir.astoriafederal.com under the heading “Corporate Governance.” In addition, copies of our code of business conduct and ethics will be provided upon written request to Astoria Financial Corporation, Investor Relations Department, One Astoria Federal Plaza, Lake Success, New York 11042 at no charge.

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

During the year ended December 31, 2007, there were no material changes to procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive (and director) compensation is included under the headings “Transactions with Certain Related Parties,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Option Exercises and Stock Vested Table,” “Pension Benefits Table,” “Potential Payments upon Termination or Change in Control,” “Director Compensation,” including related narratives, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 21, 2008 which will be filed with the SEC within 120 days from December 31, 2007, and is incorporated herein by reference.

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

Information relating to security ownership of certain beneficial owners and management is included under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 21, 2008, which will be filed with the SEC within 120 days from December 31, 2007, and is incorporated herein by reference.

The following table provides information as of December 31, 2007 with respect to compensation plans, including individual compensation arrangements, under which equity securities of Astoria Financial Corporation are authorized for issuance:

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (2)	9,313,007	$21.32	3,659,561

Equity compensation plans not approved by security holders	—	—	—

Total (3)	9,313,007	$21.32	3,659,561

(1)

Excluded is any employee benefit plan that is intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code, such as the Astoria Federal ESOP and the Astoria Federal Incentive Savings Plan. Also excluded are 466,339 shares of our common stock which represent unvested restricted stock awards made pursuant to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan, since such shares, while unvested, were issued and outstanding as of December 31, 2007. The only equity security issuable under the equity compensation plans referenced in the table is our common stock and the only equity compensation plans are stock option plans or arrangements which provide for the issuance of our common stock upon the exercise of options. In addition, the 2005 Employee Stock Plan also provides for the grant of equity settled stock appreciation rights and awards of restricted stock or equity settled restricted stock units and the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, or the 2007 Director Stock Plan, provides for awards of restricted stock. Of the number of securities to be issued and the number of securities remaining available in the above table, 1,224,100 and 3,559,561, respectively, were authorized pursuant to the 2005 Employee Stock Plan and of the number of securities remaining available in the above table, 100,000 were authorized pursuant to the 2007 Director Stock Plan.

(2)

With respect to equity compensation plans approved by security holders, included are 12,000 shares of our common stock with respect to which options were granted pursuant to the terms and conditions of the Long Island Bancorp, Inc. merger agreement, which was approved by our stockholders. This arrangement does not provide for the future issuance or grant of additional options, warrants or rights.

(3)

Of the shares available for future issuance, 3,559,561 were authorized pursuant to the 2005 Employee Stock Plan and 100,000 were authorized pursuant to the 2007 Director Stock Plan as of December 31, 2007. Both plans provide for automatic adjustments to outstanding options or grants upon certain changes in capitalization. In the event of any stock split, stock dividend or other event generally affecting the number of shares of our common stock held by each person who is then a record holder of our common stock, the number of shares covered by each outstanding option, grant or award and the number of shares available for grant under the plans shall be adjusted to account for such event.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is included under the headings “Transactions with Certain Related Persons,” “Compensation Committee Interlocks and Insider Participation” and “Director Independence” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 21, 2008, which will be filed with the SEC within 120 days from December 31, 2007, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services and the pre-approval of such services and fees is included under the headings “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees,” and in the related narrative, in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 21, 2008, which will be filed with the SEC within 120 days from December 31, 2007, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		See Index to Consolidated Financial Statements on page 83.

	2.	Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, “Financial Statements and Supplementary Data.”

(b)		Exhibits

		See Index of Exhibits on page 129.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

/s/	George L. Engelke, Jr.	Date: February 29, 2008

George L. Engelke, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	NAME	DATE

/s/	George L. Engelke, Jr.	February 29, 2008

George L. Engelke, Jr.
Chairman and Chief Executive Officer

/s/	Monte N. Redman	February 29, 2008

Monte N. Redman
President and Chief Operating Officer

/s/	Frank E. Fusco	February 29, 2008

Frank E. Fusco
Executive Vice President, Treasurer and
Chief Financial Officer

/s/	Gerard C. Keegan	February 29, 2008

Gerard C. Keegan
Vice Chairman, Chief Administrative
Officer and Director

/s/	Andrew M. Burger	February 29, 2008

Andrew M. Burger
Director

/s/	John J. Conefry, Jr.	February 29, 2008

John J. Conefry, Jr.
Director

/s/	Denis J. Connors	February 29, 2008

Denis J. Connors
Director

/s/	Peter C. Haeffner, Jr.	February 29, 2008

Peter C. Haeffner, Jr.
Director

/s/	Ralph F. Palleschi	February 29, 2008

Ralph F. Palleschi
Director

/s/	Leo J. Waters	February 29, 2008

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Astoria Financial Corporation; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Astoria Financial Corporation’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Astoria Financial Corporation management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the company’s internal control over financial reporting is effective based on those criteria.

Astoria Financial Corporation’s independent registered public accounting firm has issued an audit report on the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. This report appears on page 85.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Astoria Financial Corporation:

We have audited the internal control over financial reporting of Astoria Financial Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/     KPMG LLP
New York, New York
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Astoria Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astoria Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/     KPMG LLP
New York, New York
February 29, 2008

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,

(In Thousands, Except Share Data)	2007	2006

ASSETS:
Cash and due from banks	$93,972	$134,016
Repurchase agreements	24,218	71,694
Available-for-sale securities:
Encumbered	1,137,363	1,289,045
Unencumbered	175,943	271,280

	1,313,306	1,560,325
Held-to-maturity securities, fair value of $3,013,014 and $3,681,514, respectively:
Encumbered	2,839,017	3,442,079
Unencumbered	218,527	337,277

	3,057,544	3,779,356
Federal Home Loan Bank of New York stock, at cost	201,490	153,640
Loans held-for-sale, net	6,306	16,542
Loans receivable	16,155,014	14,971,691
Allowance for loan losses	(78,946)	(79,942)

Loans receivable, net	16,076,068	14,891,749
Mortgage servicing rights, net	12,910	15,944
Accrued interest receivable	79,132	78,761
Premises and equipment, net	139,563	145,231
Goodwill	185,151	185,151
Bank owned life insurance	398,280	385,952
Other assets	131,428	136,158

Total assets	$21,719,368	$21,554,519

LIABILITIES:
Deposits	$13,049,438	$13,224,024
Reverse repurchase agreements	3,730,000	4,480,000
Federal Home Loan Bank of New York advances	3,058,000	1,940,000
Other borrowings, net	396,658	416,002
Mortgage escrow funds	129,412	132,080
Accrued expenses and other liabilities	144,516	146,659

Total liabilities	20,508,024	20,338,765

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value (5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (200,000,000 shares authorized;166,494,888 shares issued; and 95,728,562 and 98,211,827 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	846,227	828,940
Retained earnings	1,883,902	1,856,528
Treasury stock (70,766,326 and 68,283,061 shares, at cost, respectively)	(1,459,865)	(1,390,495)
Accumulated other comprehensive loss	(39,476)	(58,330)
Unallocated common stock held by ESOP (5,761,391 and 6,155,918 shares, respectively)	(21,109)	(22,554)

Total stockholders’ equity	1,211,344	1,215,754

Total liabilities and stockholders’ equity	$21,719,368	$21,554,519

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

(In Thousands, Except Share Data)	2007	2006	2005

Interest income:
Mortgage loans:
One-to-four family	$587,863	$510,105	$459,929
Multi-family, commercial real estate and construction	254,536	259,242	239,119
Consumer and other loans	30,178	35,735	31,160
Mortgage-backed and other securities	219,040	267,535	340,626
Federal funds sold and repurchase agreements	2,071	6,410	6,123
Federal Home Loan Bank of New York stock	11,634	7,787	6,030

Total interest income	1,105,322	1,086,814	1,082,987

Interest expense:
Deposits	456,039	384,770	281,399
Borrowings	315,755	311,659	322,808

Total interest expense	771,794	696,429	604,207

Net interest income	333,528	390,385	478,780
Provision for loan losses	2,500	—	—

Net interest income after provision for loan losses	331,028	390,385	478,780

Non-interest income:
Customer service fees	62,961	64,823	66,256
Other loan fees	4,739	4,058	4,980
Gain on sales of securities	2,208	—	—
Other-than-temporary impairment write-down of securities	(20,484)	—	—
Mortgage banking income, net	1,334	4,845	6,015
Income from bank owned life insurance	17,109	16,129	16,446
Other	7,923	1,495	8,502

Total non-interest income	75,790	91,350	102,199

Non-interest expense:
General and administrative:
Compensation and benefits	124,036	116,408	119,417
Occupancy, equipment and systems	65,754	66,034	63,695
Federal deposit insurance premiums	1,595	1,672	1,760
Advertising	6,563	7,747	8,815
Other	33,325	29,942	35,047

Total non-interest expense	231,273	221,803	228,734

Income before income tax expense	175,545	259,932	352,245
Income tax expense	50,723	85,035	118,442

Net income	$124,822	$174,897	$233,803

Basic earnings per common share	$1.38	$1.85	$2.30

Diluted earnings per common share	$1.36	$1.80	$2.26

Basic weighted average common shares	90,490,118	94,754,732	101,476,376
Diluted weighted average common and common equivalent shares	92,092,725	97,280,150	103,408,637

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(In Thousands, Except Share Data)	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP	Deferred Compensation

Balance at December 31, 2004	$1,369,764	$1,665	$811,777	$1,623,571	$(1,013,726)	$(28,592)	$(24,931)	$—

Comprehensive income:
Net income	233,803	—	—	233,803	—	—	—	—
Other comprehensive loss, net of tax	(20,944)	—	—	—	—	(20,944)	—	—

Comprehensive income	212,859

Common stock repurchased (6,582,500 shares)	(180,944)	—	—	—	(180,944)	—	—	—
Dividends on common stock ($0.80 per share)	(81,199)	—	—	(81,199)	—	—	—	—
Exercise and acceleration of vesting of stock options and related tax benefit (1,048,283 shares issued)	20,488	—	4,385	(3,217)	19,320	—	—	—
Restricted stock grants (196,828 shares)	—	—	—	1,966	3,746	—	—	(5,712)
Stock-based compensation and allocation of ESOP stock	9,259	—	7,940	—	—	—	1,243	76

Balance at December 31, 2005	1,350,227	1,665	824,102	1,774,924	(1,171,604)	(49,536)	(23,688)	(5,636)

Reclassification of deferred compensation upon adoption of SFAS No. 123(R) as of January 1, 2006	—	—	(5,636)	—	—	—	—	5,636
Comprehensive income:
Net income	174,897	—	—	174,897	—	—	—	—
Other comprehensive income, net of tax	10,451	—	—	—	—	10,451	—	—

Comprehensive income	185,348

Common stock repurchased (8,395,000 shares)	(251,216)	—	—	—	(251,216)	—	—	—
Dividends on common stock ($0.96 per share)	(92,097)	—	—	(92,097)	—	—	—	—
Exercise of stock options and related tax benefit (1,361,347 shares issued)	28,766	—	6,144	(4,041)	26,663	—	—	—
Restricted stock grants (278,200 shares)	—	—	(8,507)	2,845	5,662	—	—	—
Stock-based compensation and allocation of ESOP stock	13,971	—	12,837	—	—	—	1,134	—
Adjustment to accumulated other comprehensive loss upon adoption of SFAS No. 158 as of December 31, 2006 (net of $13,959 tax benefit)	(19,245)	—	—	—	—	(19,245)	—	—

Balance at December 31, 2006	1,215,754	1,665	828,940	1,856,528	(1,390,495)	(58,330)	(22,554)	—

Adjustment to retained earnings upon adoption of EITF Issue No. 06-05 effective January 1, 2007	(509)	—	—	(509)	—	—	—	—
Comprehensive income:
Net income	124,822	—	—	124,822	—	—	—	—
Other comprehensive income, net of tax	18,854	—	—	—	—	18,854	—	—

Comprehensive income	143,676

Common stock repurchased (3,005,000 shares)	(80,055)	—	—	—	(80,055)	—	—	—
Dividends on common stock ($1.04 per share)	(95,176)	—	—	(95,176)	—	—	—	—
Exercise of stock options and related tax benefit (530,424 shares issued)	11,318	—	2,148	(1,685)	10,855	—	—	—
Forfeitures of restricted stock (8,689 shares)	10	—	258	(78)	(170)	—	—	—
Stock-based compensation and allocation of ESOP stock	16,326	—	14,881	—	—	—	1,445	—

Balance at December 31, 2007	$1,211,344	$1,665	$846,227	$1,883,902	$(1,459,865)	$(39,476)	$(21,109)	$—

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

(In Thousands)	2007	2006	2005

Cash flows from operating activities:
Net income	$124,822	$174,897	$233,803
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on mortgage loans and mortgage-backed securities	17,023	15,589	17,073
Net amortization of deferred costs on consumer and other loans, other securities and borrowings	3,780	4,347	4,743
Net provision for loan and real estate losses	2,993	121	56
Depreciation and amortization	13,384	13,865	13,946
Net gain on sales of loans and securities	(3,939)	(2,146)	(3,546)
Other-than-temporary impairment write-down of securities	20,484	—	—
Originations of loans held-for-sale	(205,538)	(233,923)	(363,855)
Proceeds from sales and principal repayments of loans held-for-sale	217,519	243,222	367,552
Stock-based compensation and allocation of ESOP stock	16,336	13,971	9,259
(Increase) decrease in accrued interest receivable	(371)	1,557	(1,174)
Mortgage servicing rights amortization, valuation allowance adjustments and capitalized amounts, net	3,034	558	297
Bank owned life insurance income and insurance proceeds received, net	(12,837)	(3,339)	(7,894)
Decrease (increase) in other assets	5,897	(3,136)	(26,232)
Increase (decrease) in accrued expenses and other liabilities	5,257	(8,864)	27,530

Net cash provided by operating activities	207,844	216,719	271,558

Cash flows from investing activities:
Originations of loans receivable	(3,830,671)	(3,088,055)	(3,390,543)
Loan purchases through third parties	(411,644)	(389,696)	(882,590)
Principal payments on loans receivable	3,011,822	2,865,055	3,118,423
Proceeds from sales of non-performing loans	10,412	10,148	—
Purchases of securities held-to-maturity	—	—	(177,599)
Purchases of securities available-for-sale	—	(25)	(25)
Principal payments on securities held-to-maturity	723,257	952,885	1,749,866
Principal payments on securities available-for-sale	245,871	299,242	530,439
Proceeds from sales of securities available-for-sale	2,434	—	—
Net (purchases) redemptions of Federal Home Loan Bank of New York stock	(47,850)	(8,393)	18,453
Proceeds from sales of real estate owned, net	1,888	1,222	2,002
Purchases of premises and equipment, net of proceeds from sales	(7,716)	(7,602)	(8,333)

Net cash (used in) provided by investing activities	(302,197)	634,781	960,093

Cash flows from financing activities:
Net (decrease) increase in deposits	(174,586)	413,569	487,198
Net increase (decrease) in borrowings with original terms of three months or less	18,000	(255,000)	(1,360,000)
Proceeds from borrowings with original terms greater than three months	3,200,000	825,000	800,000
Repayments of borrowings with original terms greater than three months	(2,870,000)	(1,674,000)	(970,000)
Net (decrease) increase in mortgage escrow funds	(2,668)	7,151	2,841
Common stock repurchased	(80,055)	(251,216)	(180,944)
Cash dividends paid to stockholders	(95,176)	(92,097)	(81,199)
Cash received for options exercised	9,170	22,622	16,103
Excess tax benefits from share-based payment arrangements	2,148	6,144	—

Net cash provided by (used in) financing activities	6,833	(997,827)	(1,286,001)

Net decrease in cash and cash equivalents	(87,520)	(146,327)	(54,350)

Cash and cash equivalents at beginning of year	205,710	352,037	406,387

Cash and cash equivalents at end of year	$118,190	$205,710	$352,037

Supplemental disclosures:
Cash paid during the year:
Interest	$766,769	$694,455	$606,084

Income taxes	$54,607	$84,441	$104,786

Additions to real estate owned	$10,869	$904	$2,203

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

(b) Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold and repurchase agreements with original maturities of three months or less. Astoria Federal is required by the Federal Reserve System to maintain non-interest bearing cash reserves equal to a percentage of certain deposits. The reserve requirement totaled $12.8 million at December 31, 2007 and $43.8 million at December 31, 2006.

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

(d) Securities

Management determines the appropriate classification of securities at the time of acquisition. Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Premiums and discounts are recognized as adjustments to interest income using the interest method over the remaining period to contractual maturity, adjusted for prepayments. Gains and losses on the sale of all securities are determined using the specific identification method and are reflected in earnings when realized. For the years ended December 31, 2007, 2006 and 2005, we did not maintain a trading portfolio. We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

temporary. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income.

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

From time to time, we have also sold certain non-performing loans held in portfolio. Upon our decision to sell such loans, we reclassify them to held-for-sale at the lower of cost or fair value, less estimated selling costs. Reductions in carrying values are reflected as a write-down of the recorded investment in the loans resulting in a new cost basis, with credit-related losses charged to the allowance for loan losses. Our non-performing loans are sold without recourse.

(f) Loans Receivable and Allowance for Loan Losses

Loans receivable are carried at the unpaid principal balances, net of unamortized premiums and discounts and deferred loan origination costs and fees, which are recognized as yield adjustments using the interest method. We amortize these amounts over the contractual life of the related loans, adjusted for prepayments.

The allowance for loan losses is established and maintained through a provision for loan losses based on our evaluation of the probable inherent losses in our loan portfolio. The allowance is increased by the provision for loan losses charged to earnings and is decreased by charge-offs, net of recoveries. Pursuant to our policy, loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible. We evaluate the adequacy of our allowance on a quarterly basis. The allowance is comprised of both specific valuation allowances and general valuation allowances.

Specific valuation allowances are established in connection with individual loan reviews and the asset classification process. Loans we individually review for impairment include all loans individually classified by the Asset Classification Committee, certain multi-family mortgage loans, commercial real estate loans and construction loans, loans modified in a troubled debt restructuring and selected large one-to-four family mortgage loans. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The primary considerations in establishing specific valuation allowances are the current estimated value of a loan’s underlying collateral and the loan’s payment history. We update our estimates of collateral value for loans meeting certain criteria based on new appraisals, where practical, or based on a drive-by inspection and a comparison of the property securing the loan with similar properties in the area for one-to-four family mortgage loans, or based on an internal cash flow analysis, generally coupled with a drive-by inspection of the property, for multi-family and commercial real estate loans. We also consider various current and anticipated economic conditions in determining our specific valuation allowances.

General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike specific allowances, have not been allocated to particular loans. The determination of the adequacy of the general valuation allowances takes into consideration a variety of factors. We consider our historical loss experience, the size, composition, risk profile, delinquency levels and cure rates of our portfolio, as well as our credit administration and asset management philosophies and procedures. We also monitor property value trends in our market areas in order to determine what impact, if any, such trends may

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

have on the level of our general valuation allowances. In addition, we evaluate and consider the impact that current and anticipated economic and market conditions may have on the portfolio, as well as known and inherent risks in the portfolio. After evaluating these variables, we determine appropriate allowance coverage percentages for each of our portfolio segments and the appropriate level of our allowance for loan losses. Our allowance coverage percentages are used to estimate the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances.

The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2007 and 2006. Actual results could differ from our estimates as a result of changes in economic or market conditions. Changes in estimates could result in a material change in the allowance for loan losses. While we believe that the allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, future adjustments may be necessary if portfolio performance or economic or market conditions differ substantially from the conditions that existed at the time of the initial determinations.

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

(g) Mortgage Servicing Rights

Effective January 1, 2007, we adopted Statement of Financial Accounting Standards, or SFAS, No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization method, which is consistent with prior GAAP, or the fair value measurement method for subsequent measurements. Additionally, at the initial adoption, SFAS No. 156 permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities, provided that the securities are identified in some manner as offsetting the entity’s exposure to changes in the fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. Upon our adoption of SFAS No. 156, we elected to apply the amortization method for measurements of our MSR and we did not reclassify any of our available-for-sale securities to trading securities.

We recognize as separate assets the rights to service mortgage loans. The right to service loans for others is generally obtained through the sale of loans with servicing retained. The initial asset recognized for originated MSR is measured at fair value. The fair value of MSR is estimated by reference to current market prices of similar loans sold servicing released. MSR are amortized in proportion to and over the period of estimated net servicing income. MSR are assessed for impairment based on fair value at each reporting date. MSR impairment, if any, is recognized in a valuation allowance through charges to earnings. Increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance. Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We outsource the servicing of our mortgage loan portfolio, including our portfolio of mortgage loans serviced for other investors, to an unrelated third party under a sub-servicing agreement. Fees paid under the sub-servicing agreement are reported in non-interest expense.

(h) Premises and Equipment

Land is carried at cost. Buildings and improvements, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization totaling $148.7 million at December 31, 2007 and $135.3 million at December 31, 2006. Buildings and improvements and furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the related leases or the estimated useful lives of the improved property.

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

As of December 31, 2007, the carrying value of our goodwill totaled $185.2 million. On September 30, 2007, we performed our annual goodwill impairment test and determined the fair value of our reporting unit to be in excess of its carrying amount by $1.35 billion. Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.

(j) Bank Owned Life Insurance

Effective January 1, 2007, we adopted Emerging Issues Task Force, or EITF, Issue No. 06-05, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” requires that the amount that could be realized under a life insurance contract as of the date of the statement of financial condition should be reported as an asset. The EITF concluded that a policyholder should consider any additional amounts (i.e., amounts other than cash surrender value) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable beyond one year from the surrender of the policy should be discounted to present value. Upon adoption of EITF Issue No. 06-05, we recorded an adjustment of $509,000 to reduce retained earnings and our investment in bank owned life insurance, or BOLI, to discount the deferred acquisition cost component of our BOLI investment to its present value. Adoption of EITF Issue No. 06-05 had no additional effect on the carrying amount of our BOLI investment.

BOLI is carried at the amount that could be realized under our life insurance contract as of the date of the statement of financial condition and is classified as a non-interest earning asset. Increases in the carrying value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are recorded as a reduction of the carrying value. The carrying value consists of cash surrender value of $378.2 million at December 31, 2007 and $360.7 million at December 31, 2006, claims stabilization reserve of $16.2 million at December 31, 2007 and $19.6 million at December 31, 2006 and deferred acquisition costs of $3.9 million at December 31, 2007 and $5.7 million at December 31, 2006. Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) and the deferred acquisition costs (costs incurred by the insurance carrier for the policy issuance) is guaranteed by the insurance carrier provided that certain conditions are met at the date of a contract surrender. We satisfied these conditions at December 31, 2007 and 2006.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(k) Real Estate Owned

Real estate acquired through foreclosure or by deed in lieu of foreclosure is initially recorded at the lower of cost or fair value, less estimated selling costs. Thereafter, we maintain an allowance for losses representing decreases in value which are charged to income along with any additional expenses incurred on the property. Fair value is estimated through current appraisals, a drive-by inspection of the property or a market analysis of comparable homes in the area. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Real estate owned, which is included in other assets, amounted to $9.1 million, net of an allowance for losses of $493,000, at December 31, 2007 and $627,000 at December 31, 2006. There was no allowance for losses on real estate owned at December 31, 2006.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

is recognized in income tax expense in the period that includes the enactment date. Certain tax benefits attributable to stock options and restricted stock are credited to additional paid-in-capital. Accruals of interest and penalties related to unrecognized tax benefits are recognized in income tax expense.

(o) Earnings Per Common Share

Basic earnings per common share, or EPS, is computed by dividing net income by the weighted-average common shares outstanding during the year. The weighted-average common shares outstanding includes the weighted-average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted stock and unallocated shares held by the Employee Stock Ownership Plan, or ESOP. For EPS calculations, ESOP shares that have been committed to be released are considered outstanding. ESOP shares that have not been committed to be released are excluded from outstanding shares on a weighted average basis for EPS calculations.

Diluted EPS is computed using the same method as basic EPS, but includes the effect of all dilutive potential common shares that were outstanding during the period, such as unexercised stock options and unvested shares of restricted stock, calculated using the treasury stock method. When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divide this sum by our average stock price to calculate shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.

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

We recognize the overfunded or underfunded status of our defined benefit pension plans and other postretirement benefit plan, which is measured as the difference between plan assets at fair value and the benefit obligation at the measurement date, in other assets or other liabilities in our consolidated statements of financial condition. Changes in the funded status are recognized through comprehensive income in the year in which the changes occur.

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

(q) Stock Incentive Plans

Effective January 1, 2006, we adopted revised SFAS No. 123, “Share-Based Payment,” or SFAS No. 123(R), which requires us to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS No. 123(R) applies to all awards granted after January 1, 2006 and to awards modified, repurchased or cancelled after that date. Additionally, beginning January 1, 2006, we recognize compensation cost for the portion of awards that were outstanding at that date and for which the requisite service had not been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for pro forma disclosures.

Prior to January 1, 2006, we applied the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock incentive plans. Accordingly, no stock-based compensation cost was reflected in net income for stock option grants, as all options

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

(s) Impact of Recent Accounting Standards and Interpretations

In December 2007, the FASB issued revised SFAS No. 141, “Business Combinations,” or SFAS No. 141(R). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration. SFAS No. 141(R) also enhances the disclosure requirements for business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. SFAS No. 141(R) is not expected to have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also amends SFAS No. 128, “Earnings per Share,” so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. SFAS No. 160 is not expected to have a material impact on our financial condition or results of operations.

In November 2007, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB, No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109 provides views on the accounting for written loan commitments recorded at fair value under GAAP. SAB No. 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, SAB No. 109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 are applicable on a prospective basis to written loan commitments recorded at fair value under GAAP that are issued or modified in fiscal quarters beginning after December 15, 2007. SAB No. 109 is not expected to have a material impact on our financial condition or results of operations.

In June 2007, the FASB ratified a consensus reached by the EITF on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” which clarifies the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings under SFAS No. 123(R). The EITF concluded that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital. EITF Issue No. 06-11 should be applied prospectively to the income tax

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Retrospective application to previously issued financial statements is prohibited. EITF Issue No. 06-11 is not expected to have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. At the effective date, an entity may elect the fair value option for eligible items that exist at that date and report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Subsequent to the effective date, unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, cumulative unrealized gains and losses at that date are included in the cumulative-effect adjustment and those securities are to be reported as trading securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” but the accounting for a transfer to the trading category under SFAS No. 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption was permitted; however, we did not elect early adoption and therefore adopted the standard as of January 1, 2008. Upon adoption, we did not elect the fair value option for eligible items that existed at January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The expanded disclosures include a requirement to disclose fair value measurements according to a hierarchy, segregating measurements using (1) quoted prices in active markets for identical assets and liabilities, (2) significant other observable inputs and (3) significant unobservable inputs. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS No. 157 was issued to increase consistency and comparability in reporting fair values. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions are to be applied prospectively as of the beginning of the fiscal year in which the statement is initially applied, with certain exceptions. A transition adjustment, measured as the difference between the carrying amounts and the fair values of certain specific financial instruments at the date SFAS No. 157 is initially applied, is to be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. SFAS No. 157 will affect certain of our fair value disclosures, but is not expected to have a material impact on our financial condition or results of operations. The portion of our assets and liabilities with fair values based on unobservable inputs is not significant.

(2) Repurchase Agreements

Repurchase agreements averaged $33.9 million during the year ended December 31, 2007 and $131.4 million during the year ended December 31, 2006. The maximum amount of such agreements outstanding at any month end was $67.2 million during the year ended December 31, 2007 and $241.9 million during the year ended December 31, 2006. As of December 31, 2007, one repurchase agreement totaling $24.2 million was outstanding. As of December 31, 2006, three repurchase agreements totaling $71.7 million were outstanding. The fair value of the securities held under these agreements was $24.6 million as of December 31, 2007 and $72.6 million as of December 31, 2006. None of the securities held under repurchase agreements were sold or repledged during the years ended December 31, 2007 and 2006.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(3) Securities

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 2007 and 2006 are as follows:

	At December 31, 2007

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale:
Mortgage-backed securities:
REMICs and CMOs (1):
GSE issuance	$1,184,629	$39	$(46,529)	$1,138,139
Non-GSE issuance	40,726	—	(2,345)	38,381
GSE pass-through certificates	51,992	1,269	(59)	53,202

Total mortgage-backed securities	1,277,347	1,308	(48,933)	1,229,722
FHLMC preferred and FNMA common stock	83,011	23	—	83,034
Other securities	550	—	—	550

Total securities available-for-sale	$1,360,908	$1,331	$(48,933)	$1,313,306

Held-to-maturity:
Mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$2,822,089	$883	$(38,572)	$2,784,400
Non-GSE issuance	227,278	—	(6,925)	220,353
GSE pass-through certificates	2,108	86	(2)	2,192

Total mortgage-backed securities	3,051,475	969	(45,499)	3,006,945
Obligations of states and political subdivisions	6,069	—	—	6,069

Total securities held-to-maturity	$3,057,544	$969	$(45,499)	$3,013,014

(1)  Real estate mortgage investment conduits and collateralized mortgage obligations

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	At December 31, 2006

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale:
Mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$1,386,136	$73	$(70,955)	$1,315,254
Non-GSE issuance	51,111	5	(3,211)	47,905
GSE pass-through certificates	64,995	1,052	(91)	65,956

Total mortgage-backed securities	1,502,242	1,130	(74,257)	1,429,115
FHLMC preferred and FNMA common stock	123,495	6,722	—	130,217
Other securities	1,001	—	(8)	993

Total securities available-for-sale	$1,626,738	$7,852	$(74,265)	$1,560,325

Held-to-maturity:
Mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$3,474,662	$58	$(88,307)	$3,386,413
Non-GSE issuance	283,017	—	(9,623)	273,394
GSE pass-through certificates	3,484	88	(2)	3,570

Total mortgage-backed securities	3,761,163	146	(97,932)	3,663,377
Obligations of states and political subdivisions and corporate debt securities	18,193	—	(56)	18,137

Total securities held-to-maturity	$3,779,356	$146	$(97,988)	$3,681,514

Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer. Based on the disclosure documents for our non-GSE issuance securities, none were backed by pools consisting primarily of subprime mortgage loans. Our non-GSE issuance securities have either a AAA credit rating or an insurance wrap and they perform similarly to our GSE issuance securities. Based on the high quality of our investment portfolio, when pricing our portfolio, we are able to readily obtain reliable prices.

The following tables set forth the estimated fair values of securities with gross unrealized losses at December 31, 2007 and 2006, segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer.

	At December 31, 2007

	Less Than Twelve Months		Twelve Months or Longer		Total

(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Available-for-sale:
REMICs and CMOs:
GSE issuance	$14	$(1)	$1,135,594	$(46,528)	$1,135,608	$(46,529)
Non-GSE issuance	428	(14)	37,953	(2,331)	38,381	(2,345)
GSE pass-through certificates	2,765	(9)	2,918	(50)	5,683	(59)

Total temporarily impaired securities available-for-sale	$3,207	$(24)	$1,176,465	$(48,909)	$1,179,672	$(48,933)

Held-to-maturity:
REMICs and CMOs:
GSE issuance	$102,787	$(250)	$2,513,243	$(38,322)	$2,616,030	$(38,572)
Non-GSE issuance	—	—	220,329	(6,925)	220,329	(6,925)
GSE pass-through certificates	26	(1)	52	(1)	78	(2)

Total temporarily impaired securities held-to-maturity	$102,813	$(251)	$2,733,624	$(45,248)	$2,836,437	$(45,499)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	At December 31, 2006

	Less Than Twelve Months		Twelve Months or Longer		Total

(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Available-for-sale:
REMICs and CMOs:
GSE issuance	$1,061	$(2)	$1,311,203	$(70,953)	$1,312,264	$(70,955)
Non-GSE issuance	275	(1)	47,309	(3,210)	47,584	(3,211)
GSE pass-through certificates	5,827	(30)	2,940	(61)	8,767	(91)
Other securities	—	—	592	(8)	592	(8)

Total temporarily impaired securities available-for-sale	$7,163	$(33)	$1,362,044	$(74,232)	$1,369,207	$(74,265)

Held-to-maturity:
REMICs and CMOs:
GSE issuance	$6,814	$(2)	$3,377,690	$(88,305)	$3,384,504	$(88,307)
Non-GSE issuance	—	—	273,368	(9,623)	273,368	(9,623)
GSE pass-through certificates	458	(1)	3	(1)	461	(2)
Obligations of states and political subdivisions and corporate debt securities	9,940	(56)	—	—	9,940	(56)

Total temporarily impaired securities held-to-maturity	$17,212	$(59)	$3,651,061	$(97,929)	$3,668,273	$(97,988)

The number of securities which had an unrealized loss totaled 205 at December 31, 2007 and 225 at December 31, 2006. Of the securities in an unrealized loss position, 93.6% at December 31, 2007 and 93.4% at December 31, 2006, based on estimated fair value, are obligations of GSEs. At December 31, 2007 and 2006, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment is directly related to the change in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. Therefore, as of December 31, 2007 and 2006, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the estimated remaining life and high credit quality of the investments and our ability and intent to hold these investments until there is a full recovery of the unrealized loss, which may be until maturity.

During the year ended December 31, 2007, we recorded a $20.5 million other-than-temporary impairment write-down charge to reduce the carrying amount of our investment in two issues of FHLMC perpetual preferred securities to the securities market value of $83.0 million at December 31, 2007, which is included as a component of non-interest income. There were no other-than-temporary impairment write-downs recorded for the years ended December 31, 2006 and 2005.

During the year ended December 31, 2007, proceeds from sales of securities from the available-for-sale portfolio totaled $2.4 million resulting in gross realized gains totaling $2.2 million. There were no sales of securities from the available-for-sale portfolio during the years ended December 31, 2006 and 2005.

The amortized cost and estimated fair value of debt securities at December 31, 2007, by contractual maturity, excluding mortgage-backed securities, are summarized in the following table. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. In addition, issuers of certain securities have the right to call obligations with or without prepayment penalties.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	At December 31, 2007

(In Thousands)	Amortized Cost	Estimated Fair Value

Available-for-sale:
Due in one year or less	$25	$25
Due after one year through five years	525	525

Total available-for-sale	$550	$550

Held-to-maturity:
Due after five years through ten years	$915	$915
Due after ten years	5,154	5,154

Total held-to-maturity	$6,069	$6,069

The balance of accrued interest receivable for securities totaled $15.7 million at December 31, 2007 and $19.5 million at December 31, 2006.

As of December 31, 2007, the amortized cost of the callable securities in our portfolio totaled $83.5 million, of which $70.5 million are callable within one year and at various times thereafter.

(4) Loans Receivable

Loans receivable, net are summarized as follows:

	At December 31,

(In Thousands)	2007	2006

Mortgage loans:
One-to-four family	$11,628,270	$10,214,146
Multi-family	2,945,546	2,987,531
Commercial real estate	1,031,812	1,100,218
Construction	77,723	140,182

	15,683,351	14,442,077
Net unamortized premiums and deferred loan origination costs	108,611	90,426

Total mortgage loans, net	15,791,962	14,532,503

Consumer and other loans:
Home equity	320,884	392,141
Commercial	20,494	22,262
Other	15,443	16,387

	356,821	430,790
Net unamortized premiums and deferred loan origination costs	6,231	8,398

Total consumer and other loans, net	363,052	439,188

Total loans	16,155,014	14,971,691
Allowance for loan losses	(78,946)	(79,942)

Loans receivable, net	$16,076,068	$14,891,749

Accrued interest receivable on all loans totaled $63.4 million at December 31, 2007 and $59.2 million at December 31, 2006.

Our one-to-four family loans receivable consist primarily of adjustable rate mortgage, or ARM, loans which consist primarily of interest-only hybrid and hybrid ARM loans. We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods. We offer interest-only hybrid ARM loans, which have an initial fixed rate for three, five or seven years and convert into one year interest-only ARM loans at the end of the initial fixed rate period. However, effective January 2008, we no longer offer interest-only hybrid ARM loans with an initial fixed rate period of three years. Our interest-only ARM loans require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term. We also offer hybrid ARM loans which initially have a fixed rate for three, five, seven or ten years and convert into one year ARM loans at the end of the

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

initial fixed rate period and require the borrower to make principal and interest payments during the entire loan term. During the second quarter of 2006, we began underwriting our one-to-four family interest-only hybrid ARM loans based on a fully amortizing thirty year loan. Additionally, effective in 2007, in accordance with federal banking regulatory guidelines, we began underwriting our one-to-four family interest-only hybrid ARM loans at the higher of the fully indexed rate or the initial note rate. We also originate interest-only multi-family and commercial real estate loans to qualified borrowers. Multi-family and commercial real estate interest-only loans differ from one-to-four family interest-only loans in that the interest-only period for multi-family and commercial real estate loans generally ranges from one to five years.

Within our one-to-four family mortgage loan portfolio we have reduced documentation loan products. Reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans which require a potential borrower to complete a standard mortgage loan application and require the verification of a potential borrower’s asset information on the loan application, but not the income information provided. In addition, SIFA loans require the receipt of an appraisal of the real estate used as collateral for the mortgage loan and a credit report on the prospective borrower. During the second quarter of 2007, we discontinued originating all reduced documentation loans except for SIFA loans which we discontinued originating during the fourth quarter of 2007.

The following table provides further details on the composition of our one-to-four family and multi-family and commercial real estate mortgage loan portfolios in dollar amounts and in percentages of the portfolio at the dates indicated.

	At December 31,

	2007		2006

(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total

One-to-four family:
Full documentation interest-only	$5,415,787	46.57%	$4,023,693	39.39%
Full documentation amortizing	3,320,047	28.55	3,288,462	32.20
Reduced documentation interest-only	2,230,041	19.18	2,149,782	21.05
Reduced documentation amortizing	662,395	5.70	752,209	7.36

Total one-to-four family	$11,628,270	100.00%	$10,214,146	100.00%

Multi-family and commercial real estate:
Full documentation amortizing	$3,337,692	83.92%	$3,545,178	86.73%
Full documentation interest-only	639,666	16.08	542,571	13.27

Total multi-family and commercial real estate	$3,977,358	100.00%	$4,087,749	100.00%

At December 31, 2007, $5.58 billion, or 35.6%, of our total mortgage loan portfolio was secured by properties located in New York. Excluding New York, we have a concentration of greater than 5.0% of our total mortgage loan portfolio in seven states: 10.2% in California, 9.9% in New Jersey, 8.7% in Connecticut, 8.0% in Illinois, 6.2% in Virginia, 5.4% in Maryland and 5.1% in Massachusetts.

Included in loans receivable were non-accrual loans totaling $105.9 million at December 31, 2007 and $58.9 million at December 31, 2006. If all non-accrual loans at December 31, 2007, 2006 and 2005 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $6.7 million for the year ended December 31, 2007, $3.5 million for the year ended December 31, 2006 and $3.8 million for the year ended December 31, 2005. This compares to actual payments recorded as interest income, with respect to such loans, of $4.0 million for the year ended December 31, 2007, $1.8 million for the year ended December 31, 2006 and $2.4 million for the year ended December 31, 2005. Loans delinquent 90 days or more and still accruing interest totaled $474,000 at December 31, 2007 and $488,000 at December 31, 2006. These loans are delinquent 90 days or more as to their maturity date but not their interest due.

During the year ended December 31, 2007, we sold certain non-performing mortgage loans totaling $10.4 million, primarily multi-family and commercial real estate loans. During the year ended December 31, 2006, we sold certain non-performing mortgage loans totaling $10.1 million, primarily multi-family and one-to-four family loans. There were no sales of non-performing loans during the year ended December 31, 2005. There were no non-performing loans held-for-sale at December 31, 2007. Non-performing loans held-for-sale totaled $150,000 at December 31, 2006.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables summarize information regarding our impaired mortgage loans:

	At December 31, 2007

(In Thousands)	Recorded Investment	Allowance for Loan Losses	Net Investment

One-to-four family	$31,480	$(2,676)	$28,804
Multi-family, commercial real estate and construction	23,619	(3,589)	20,030

Total impaired mortgage loans	$55,099	$(6,265)	$48,834

	At December 31, 2006

(In Thousands)	Recorded Investment	Allowance for Loan Losses	Net Investment

One-to-four family	$11,406	$(1,009)	$10,397
Multi-family, commercial real estate and construction	19,831	(5,158)	14,673

Total impaired mortgage loans	$31,237	$(6,167)	$25,070

Our average recorded investment in impaired loans was $37.0 million for the year ended December 31, 2007, $29.5 million for the year ended December 31, 2006 and $21.6 million for the year ended December 31, 2005. Interest income recognized on impaired loans, which was not materially different from cash-basis interest income, amounted to $2.4 million for the year ended December 31, 2007, $888,000 for the year ended December 31, 2006 and $1.3 million for the year ended December 31, 2005.

There was significant disruption and volatility in the financial and capital marketplaces during the second half of 2007. Turmoil in the mortgage market adversely impacted both domestic and global markets, and led to a significant credit and liquidity crisis. These market conditions were attributable to a variety of factors, including the fallout associated with the subprime mortgage market (a type of lending we have never actively pursued). The disruption has been exacerbated by the continued decline of the real estate and housing market. While we continue to adhere to prudent underwriting standards, we are a geographically diversified lender and, therefore, are not immune to negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing industry nationally. Decreases in real estate values could adversely affect the value of property used as collateral for our loans. Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings. A further increase in loan delinquencies would decrease our net interest income and may adversely impact our loan loss experience, causing increases in our provision and allowance for loan losses.

(5) Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

	For the Year Ended December 31,

(In Thousands)	2007	2006	2005

Balance at beginning of year	$79,942	$81,159	$82,758
Provision charged to operations	2,500	—	—
Charge-offs (net of recoveries of $433, $348 and $506, respectively)	(3,496)	(1,217)	(1,599)

Balance at end of year	$78,946	$79,942	$81,159

(6) Mortgage Servicing Rights

We own rights to service mortgage loans for investors with aggregate unpaid principal balances of $1.27 billion at December 31, 2007 and $1.36 billion at December 31, 2006, which are not reflected in the accompanying consolidated statements of financial condition. As described in Note 1(g), we outsource our mortgage loan servicing to a third party under a sub-servicing agreement.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At December 31, 2007, our MSR, net, had an estimated fair value of $12.9 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.52%, a weighted average constant prepayment rate on mortgages of 13.45% and a weighted average life of 5.1 years. At December 31, 2006, our MSR, net, had an estimated fair value of $16.0 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.02%, a weighted average constant prepayment rate on mortgages of 13.23% and a weighted average life of 5.3 years. As of December 31, 2007, estimated future MSR amortization through 2012 is as follows: $3.0 million for 2008, $2.6 million for 2009, $2.2 million for 2010, $1.8 million for 2011 and $1.5 million for 2012. Actual results will vary depending upon the level of repayments on the loans currently serviced.

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

MSR activity is summarized as follows:

	For the Year Ended December 31,

(In Thousands)	2007	2006	2005

Carrying amount before valuation allowance at beginning of year	$20,665	$23,173	$26,189
Additions - servicing obligations that result from transfers of financial assets	1,393	1,184	2,223
Amortization	(3,476)	(3,692)	(5,239)

Carrying amount before valuation allowance at end of year	18,582	20,665	23,173

Valuation allowance at beginning of year	(4,721)	(6,671)	(9,390)
(Provision for) recovery of valuation allowance	(951)	1,950	2,719

Valuation allowance at end of year	(5,672)	(4,721)	(6,671)

Net carrying amount at end of year	$12,910	$15,944	$16,502

Mortgage banking income, net, is summarized as follows:

	For the Year Ended December 31,

(In Thousands)	2007	2006	2005

Loan servicing fees	$4,045	$4,464	$5,021
Net gain on sales of loans	1,716	2,123	3,514
Amortization of MSR	(3,476)	(3,692)	(5,239)
(Provision for) recovery of valuation allowance on MSR	(951)	1,950	2,719

Total mortgage banking income, net	$1,334	$4,845	$6,015

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(7) Deposits

Deposits are summarized as follows:

	At December 31,

	2007			2006

(Dollars in Thousands)	Weighted Average Rate	Balance	Percent of Total	Weighted Average Rate	Balance	Percent of Total

Core deposits:
Savings	0.40%	$1,891,618	14.49%	0.40%	$2,129,416	16.10%
Money market	0.98	333,914	2.56	0.98	435,657	3.29
NOW	0.10	887,067	6.80	0.10	891,126	6.74
Non-interest bearing NOW and demand deposit	—	591,295	4.53	—	605,860	4.58
Liquid CDs	4.40	1,447,341	11.09	4.88	1,447,462	10.95

Total core deposits	1.46	5,151,235	39.47	1.53	5,509,521	41.66
Certificates of deposit	4.79	7,898,203	60.53	4.62	7,714,503	58.34

Total deposits	3.48%	$13,049,438	100.00%	3.33%	$13,224,024	100.00%

Liquid certificates of deposit, or Liquid CDs, have maturities of three months, require the maintenance of a minimum balance and allow depositors the ability to make periodic deposits to and withdrawals from their account. We consider Liquid CDs as part of our core deposits, along with savings accounts, money market accounts and NOW and demand deposit accounts. Certificates of deposit include all time deposits other than Liquid CDs. There were no brokered certificates of deposit at December 31, 2007 and 2006.

The aggregate amount of certificates of deposit and Liquid CDs with balances equal to or greater than $100,000 was $3.24 billion at December 31, 2007 and $2.97 billion at December 31, 2006.

Certificates of deposit and Liquid CDs at December 31, 2007 have scheduled maturities as follows:

Year	Weighted Average Rate	Balance	Percent of Total

	(In Thousands)
2008	4.68%	$7,448,795	79.70%
2009	4.69	1,007,332	10.78
2010	4.90	448,691	4.80
2011	4.98	241,050	2.58
2012	4.94	186,902	2.00
2013 and thereafter	4.27	12,774	0.14

Total	4.70%	$9,345,544	100.00%

Interest expense on deposits is summarized as follows:

	For the Year Ended December 31,

(In Thousands)	2007	2006	2005

Savings	$8,126	$9,362	$11,015
Money market	3,780	5,287	7,513
Interest-bearing NOW	951	877	928
Liquid CDs	73,352	50,460	10,708
Certificates of deposit	369,830	318,784	251,235

Total interest expense on deposits	$456,039	$384,770	$281,399

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(8) Borrowings

Borrowings are summarized as follows:

	At December 31,

	2007		2006

(Dollars in Thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Reverse repurchase agreements	$3,730,000	4.45%	$4,480,000	3.96%
FHLB-NY advances	3,058,000	4.60	1,940,000	5.00
Other borrowings, net	396,658	7.14	416,002	7.16

Total borrowings, net	$7,184,658	4.66%	$6,836,002	4.45%

Reverse Repurchase Agreements

The outstanding reverse repurchase agreements at December 31, 2007 and 2006 had original contractual maturities between three and ten years, are primarily fixed rate and were secured by mortgage-backed securities. The mortgage-backed securities collateralizing these agreements had an amortized cost of $4.04 billion and an estimated fair value of $3.95 billion, including accrued interest, at December 31, 2007 and an amortized cost of $4.82 billion and an estimated fair value of $4.66 billion, including accrued interest, at December 31, 2006.

The following is a summary of information relating to reverse repurchase agreements:

	At or For the Year Ended December 31,

(Dollars in Thousands)	2007	2006	2005

Average balance during the year	$4,106,164	$5,116,986	$6,751,096
Maximum balance at any month end during the year	4,580,000	5,680,000	7,580,000
Balance outstanding at end of the year	3,730,000	4,480,000	5,780,000
Weighted average interest rate during the year	4.23%	3.76%	3.54%
Weighted average interest rate at end of the year	4.45	3.96	3.57

Reverse repurchase agreements at December 31, 2007 have contractual maturities as follows:

Year	Amount

	(In Thousands)
2008	$1,580,000	(1)
2009	350,000
2010	100,000
2012	600,000	(2)
2015 and thereafter	1,100,000	(3)

Total	$3,730,000

(1)	Includes $100.0 million of borrowings due in 30 to 90 days and $1.48 billion of borrowings due after 90 days.

(2)	Callable in 2009 and at various times thereafter.

(3)

Includes $400.0 million of borrowings which are callable in 2008 and at various times thereafter and $700.0 million of borrowings which are callable in 2009 and at various times thereafter. Of the $700.0 million, $350.0 million have floating interest rates indexed to the three-month LIBOR which reset quarterly and convert to fixed rates during 2009.

FHLB-NY Advances

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of our stock in the FHLB-NY, certain qualifying mortgage loans and mortgage-backed and other securities not otherwise pledged in an amount at least equal to 110% of the advances outstanding.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following is a summary of information relating to FHLB-NY advances:

	At or For the Year Ended December 31,

(Dollars in Thousands)	2007	2006	2005

Average balance during the year	$2,263,874	$1,699,910	$1,370,701
Maximum balance at any month end during the year	3,061,000	1,940,000	1,813,000
Balance outstanding at end of the year	3,058,000	1,940,000	1,724,000
Weighted average interest rate during the year	4.80%	4.97%	3.64%
Weighted average interest rate at end of the year	4.60	5.00	4.50

FHLB-NY advances at December 31, 2007 have contractual maturities as follows:

Year	Amount

	(In Thousands)
2008	$1,083,000	(1)
2009	250,000
2010	500,000	(2)
2011	125,000	(3)
2012	250,000	(4)
2016 and thereafter	850,000	(5)

Total	$3,058,000

(1)	Includes $113.0 million of borrowings due overnight, $470.0 million of borrowings due in less than 30 days and $500.0 million of borrowings due after 90 days.

(2)	Includes $300.0 million of borrowings which are callable in 2009 and at various times thereafter.

(3)	Callable in 2008 and at various times thereafter.

(4)	Callable in 2009 and at various times thereafter.

(5)	Includes $600.0 million of borrowings which are callable in 2008 and at various times thereafter and $250.0 million of borrowings which are callable in 2009 and at various times thereafter.

At December 31, 2007, we had a 12-month commitment for overnight and one month lines of credit with the FHLB-NY totaling $300.0 million, of which $113.0 million was outstanding under the overnight line of credit. The lines of credit expire on July 31, 2008 and are renewable annually. Both lines of credit are priced at the federal funds rate plus a spread and reprice daily.

Other Borrowings

We have $250.0 million of senior unsecured notes due in 2012 bearing a fixed interest rate of 5.75% which were issued in 2002. The notes, which are designated as our 5.75% Senior Notes due 2012, Series B, are registered with the SEC. We may redeem all or part of the notes at any time at a “make-whole” redemption price, together with accrued interest to the redemption date. The carrying amount of the 5.75% senior unsecured notes was $248.2 million at December 31, 2007 and $247.9 million at December 31, 2006.

We issued $100.0 million of senior unsecured notes to a limited number of institutional investors in a private placement in 2001. The notes mature in 2008, bear a fixed interest rate of 7.67% and are not registered with the SEC. The notes require annual principal payments of $20.0 million which began in 2004. The carrying amount of the notes was $20.0 million at December 31, 2007 and $39.9 million at December 31, 2006.

Our finance subsidiary, Astoria Capital Trust I, issued in 1999, $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, in a private placement, and $3.9 million of common securities (which are the only voting securities of Astoria Capital Trust I), which are 100% owned by Astoria Financial Corporation, and used the proceeds to acquire Junior Subordinated Debentures issued by Astoria Financial Corporation. The Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I. The Junior Subordinated Debentures are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value. The Capital Securities have the same prepayment provisions as the Junior Subordinated Debentures. Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

agreement relating to the Capital Securities. The carrying amount of the Junior Subordinated Debentures was $128.4 million at December 31, 2007 and $128.2 million at December 31, 2006.

The terms of our other borrowings subject us to certain debt covenants. We were in compliance with these debt covenants at December 31, 2007.

Other borrowings at December 31, 2007 have contractual maturities as follows:

Year	Amount

(In Thousands)
2008	$20,000
2012	250,000
2029	128,866

Total	$398,866

Interest expense on borrowings is summarized as follows:

	For the Year Ended December 31,

(Dollars in Thousands)	2007	2006	2005

Reverse repurchase agreements	$176,167	$195,232	$242,255
FHLB-NY advances	109,730	85,310	50,400
Other borrowings	29,858	31,117	30,153

Total interest expense on borrowings	$315,755	$311,659	$322,808

(9) Stockholders’ Equity

On July 30, 2007, we completed our eleventh stock repurchase plan, which was approved by our board of directors on December 21, 2005, and authorized the purchase, at management’s discretion, of 10,000,000 shares, or approximately 10% of our common stock outstanding, through December 31, 2007 in open-market or privately negotiated transactions. On April 18, 2007, our board of directors approved our twelfth stock repurchase plan authorizing the purchase of 10,000,000 shares, or approximately 10% of our common stock outstanding in open-market or privately negotiated transactions. Stock repurchases under our twelfth stock repurchase plan commenced immediately following the completion of our eleventh stock repurchase plan. Under these plans, during 2007, we repurchased 3,005,000 shares of our common stock at an aggregate cost of $80.1 million, of which 1,137,700 shares of our common stock, at an aggregate cost of $28.8 million, were repurchased under our twelfth stock repurchase plan. At December 31, 2007, a total of 8,862,300 shares may be purchased under our twelfth stock repurchase plan.

We have a dividend reinvestment and stock purchase plan, or the Plan. Pursuant to the Plan, 300,000 shares of authorized and unissued common shares are reserved for use by the Plan, should the need arise. To date, all shares required by the Plan have been acquired in open market purchases.

We are subject to the laws of the State of Delaware which generally limit dividends to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over our statutory capital, or if there is no such excess, to our net profits for the current and/or immediately preceding fiscal year. Our ability to pay dividends, service our debt obligations and repurchase our common stock is dependent primarily upon receipt of dividend payments from Astoria Federal. The Office of Thrift Supervision, or OTS, regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments. Astoria Federal must file an application to receive the approval of the OTS for a proposed capital distribution if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year-to-date plus the retained net income for the preceding two years. During 2007, we were required to file such applications, all of which were approved by the OTS. Astoria Federal may not pay dividends to us if: (1) after paying those dividends, it would fail to meet applicable regulatory capital requirements; (2) the OTS notified Astoria Federal that it was in need of more than normal supervision; or (3) after making such distribution, the institution would become “undercapitalized” (as such term is used in the Federal Deposit Insurance Act). Payment of dividends by Astoria Federal also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(10) Derivative Instruments

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

Fair Value Hedges

We had two interest swap agreements designated and accounted for as fair value hedges aggregating $125.0 million (notional amount) which were terminated on March 8, 2006 at a cost of $5.5 million, pre-tax. The charge for the termination of these agreements is included as a component of other non-interest income in our consolidated statement of income for the year ended December 31, 2006.

Free-Standing Derivative Instruments

In connection with our mortgage banking activities, we had certain free-standing derivative instruments at December 31, 2007 and 2006. We had commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair values of these derivative instruments are immaterial to our financial condition and results of operations.

Cash Flow Hedges

In connection with the issuance of our 5.75% senior unsecured notes in 2002, we entered into an interest rate lock agreement designated and accounted for as a cash flow hedge of a forecasted transaction. The agreement was settled at the same time as the notes and the loss, net of tax, which is included in accumulated other comprehensive loss/income, is being reclassified into interest expense as a yield adjustment in the same periods in which the related interest on the notes affects earnings. The remaining after-tax amount included in accumulated other comprehensive loss totaled $916,000 at December 31, 2007 and $1.1 million at December 31, 2006. The after-tax amount to be reclassified into results of operations during 2008 totals $191,000.

(11) Commitments and Contingencies

Lease Commitments

At December 31, 2007, we were obligated through 2035 under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices. Rent expense under the operating leases totaled $8.6 million for the year ended December 31, 2007, $8.3 million for the year ended December 31, 2006 and $7.8 million for the year ended December 31, 2005.

The minimum rental payments due under the terms of the non-cancelable operating leases as of December 31, 2007, which have not been reduced by minimum sublease rentals of $17.3 million due in the future under non-cancelable subleases, are summarized below:

Year	Amount

(In Thousands)
2008	$7,890
2009	6,884
2010	6,337
2011	6,064
2012	5,484
2013 and thereafter	42,657

Total	$75,316

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Outstanding Commitments

We had outstanding commitments as follows:

	At December 31,

(In Thousands)	2007	2006

Mortgage loans - commitments to extend credit (1)	$412,990	$459,841
Mortgage loans - commitments to purchase	10,551	14,659
Home equity loans - unused lines of credit	325,028	357,975
Consumer and commercial loans - unused lines of credit	72,018	68,937
Commitments to sell loans	19,677	50,632

(1)

Includes commitments to originate loans held-for-sale of $21.3 million at December 31, 2007 and $38.7 million at December 31, 2006. Excluding commitments to originate loans held-for-sale, which are fixed rate loans, substantially all of the remaining mortgage loan commitments to extend credit are for hybrid ARM loans.

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

Assets Sold with Recourse

We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market. Recourse provisions vary but generally include fraud, early payment default (payment default within not greater than 120 days of sale) and adherence to underwriting or quality control guidelines. The principal balance of loans sold with recourse amounted to $407.7 million at December 31, 2007 and $475.6 million at December 31, 2006. We estimate the liability for loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse. The carrying amount of this liability was immaterial at December 31, 2007 and 2006.

We have a collateralized repurchase obligation due to the sale of certain long-term fixed rate municipal revenue bonds to an investment trust fund for proceeds that approximated par value. The trust fund has a put option that requires us to repurchase the securities for specified amounts prior to maturity under certain specified circumstances, as defined in the agreement. The outstanding option balance on the agreement totaled $10.7 million at December 31, 2007 and $13.9 million at December 31, 2006. Various GSE mortgage-backed securities, with an amortized cost of $20.0 million and a fair value of $20.7 million at December 31, 2007, have been pledged as collateral.

Guarantees

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment or performance to the third party, we would have to perform under the guarantee. Outstanding standby letters of credit totaled $1.5 million at December 31, 2007 and $2.1 million at December 31, 2006. The fair values of these obligations were immaterial at December 31, 2007 and 2006.

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

In one of the actions, entitled The Long Island Savings Bank, FSB et al vs. The United States, the U.S. Court of Federal Claims, or the Court of Federal Claims, rendered a decision on September 15, 2005 awarding us $435.8 million in damages from the U.S. government. No portion of the $435.8 million award was recognized in our consolidated financial statements. On December 14, 2005, the U.S. Government filed an appeal of such award and, on February 1, 2007, the United States Court of Appeals for the Federal Circuit, or Court of Appeals, reversed such award. On April 2, 2007, we filed a petition for rehearing or rehearing en banc. Acting en banc, the Court of Appeals returned the case to the original panel of judges for revision. The panel, on September 13, 2007, withdrew and vacated its earlier opinion and issued a new decision. This decision also reversed the award of $435.8 million in damages awarded to us by the Court of Federal Claims. We again filed with the Court of Appeals a petition for rehearing or rehearing en banc. On December 28, 2007, the Court of Appeals denied our petition. We are currently reviewing our options with respect to any further legal action that may be taken in this matter.

The other action is entitled Astoria Federal Savings and Loan Association vs. United States. The trial in this action took place during 2007 before the Court of Federal Claims. The Court of Federal Claims, by decision filed on January 8, 2008, awarded to us $16.0 million in damages from the U.S. Government. No portion of the $16.0 million award was recognized in our consolidated financial statements. We are currently reviewing the decision and anticipate that the U.S. Government may file an appeal, given its actions in similar cases.

The ultimate outcomes of the two actions pending against the United States and the timing of such outcomes are uncertain and there can be no assurance that we will benefit financially from such litigation. Legal expense related to these two actions has been recognized as it has been incurred.

McAnaney Litigation

In 2004, an action entitled David McAnaney and Carolyn McAnaney, individually and on behalf of all others similarly situated vs. Astoria Financial Corporation, et al. was commenced in the U.S. District Court for the Eastern District of New York, or the District Court. The action, commenced as a class action, alleges that in connection with the satisfaction of certain mortgage loans made by Astoria Federal, The Long Island Savings Bank, FSB, which was acquired by Astoria Federal in 1998, and their related entities, customers were charged attorney document preparation fees, recording fees and facsimile fees allegedly in violation of the federal Truth in Lending Act, the Real Estate Settlement Procedures Act, or RESPA, the Fair Debt Collection Act, or FDCA, and the New York State Deceptive Practices Act, and alleges actions based upon unjust enrichment and common law fraud.

Astoria Federal previously moved to dismiss the amended complaint, which motion was granted in part and denied in part, dismissing claims based on violations of RESPA and FDCA. The District Court further determined that class certification would be considered prior to considering summary judgment. The District Court, on September 19, 2006, granted the plaintiff’s motion for class certification. Astoria Federal has denied the claims set forth in the complaint. Both we and the plaintiffs subsequently filed motions for summary judgment with the District Court. The District Court, on September 12, 2007, granted our motion for summary judgment on the basis that all named plaintiffs’ Truth in Lending claims are time barred. All other aspects of plaintiffs’ and defendant’s motions for summary judgment were dismissed without prejudice. The District Court found the named plaintiffs to be inadequate class representatives and provided plaintiffs’ counsel an opportunity to submit a motion for the substitution or intervention of new named plaintiffs. Plaintiffs’ counsel filed a motion with the District Court for partial reconsideration of its decision. The District Court, by order dated January 25, 2008, granted plaintiffs’ motion for partial reconsideration and again determined that all named plaintiffs’ Truth-in Lending claims are time barred. The District Court has given plaintiffs’ counsel until February 29, 2008 to move for substitution or intervention of new named plaintiffs. We currently do not believe this action will likely have a material adverse impact on our financial condition or results of operations. However, no assurance can be given at this time that this litigation will be resolved amicably, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(12) Income Taxes

Income tax expense is summarized as follows:

	For the Year Ended December 31,

(In Thousands)	2007	2006	2005

Current
Federal	$60,924	$78,782	$114,606
State and local	(319)	3,121	6,103

Total current	60,605	81,903	120,709

Deferred
Federal	(9,882)	3,133	(1,316)
State and local	—	(1)	(951)

Total deferred	(9,882)	3,132	(2,267)

Total income tax expense	$50,723	$85,035	$118,442

Total income tax expense differed from the amounts computed by applying the federal income tax rate to income before income tax expense as a result of the following:

	For the Year Ended December 31,

(In Thousands)	2007	2006	2005

Expected income tax expense at statutory federal rate	$61,440	$90,976	$123,286
State and local taxes, net of federal tax effect	(207)	2,028	3,349
Tax exempt income (principally on BOLI)	(6,789)	(5,873)	(6,270)
Other, net	(3,721)	(2,096)	(1,923)

Total income tax expense	$50,723	$85,035	$118,442

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	At December 31,

(In Thousands)	2007	2006

Deferred tax assets:
Allowances for losses	$28,069	$21,410
Compensation and benefits (principally pension and other postretirement benefit plans)	20,191	25,662
Net unrealized loss on securities available-for-sale	16,079	27,535
Securities impairment write-downs	12,951	6,895
Effect of unrecognized tax benefits, related accrued interest and other deductible temporary differences	9,276	4,249

Total gross deferred tax assets	86,566	85,751

Deferred tax liabilities:
Mortgage loans (principally deferred loan origination costs)	(17,367)	(18,057)
Premises and equipment	(5,602)	(8,205)
Other	—	(610)

Total gross deferred tax liabilities	(22,969)	(26,872)

Net deferred tax assets (included in other assets)	$63,597	$58,879

We believe that our future results of operations and tax planning strategies will generate sufficient taxable income to enable us to realize our deferred tax assets.

We file income tax returns in the United States federal jurisdiction and in New York State and City jurisdictions. Certain of our subsidiaries also file income tax returns in various other state jurisdictions. With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2004. The Internal Revenue Service commenced examinations of our 2006 and 2005 federal income tax returns during 2007.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the year ended December 31, 2007. The amounts have not been reduced by the federal deferred tax effects of unrecognized state tax benefits.

(In Thousands)

Unrecognized tax benefits at January 1, 2007	$20,174
Reductions as a result of a lapse in the applicable statute of limitations	(3,685)

Unrecognized tax benefits at December 31, 2007	$16,489

It is reasonably possible that decreases in gross unrecognized tax benefits totaling $5.1 million may occur in 2008 as a result of a lapse in the applicable statute of limitations. If realized, all of our unrecognized tax benefits at December 31, 2007 would affect our effective income tax rate. After the related deferred tax effects, realization of those benefits would reduce income tax expense by $11.5 million.

In addition to the above unrecognized tax benefits, we have accrued liabilities totaling $5.5 million at December 31, 2007 for interest and penalties related to uncertain tax positions. During the year ended December 31, 2007, we accrued $1.5 million in interest on uncertain tax positions as an element of our income tax expense. Realization of all of our unrecognized tax benefits would result in a further reduction in income tax expense of $4.0 million for the reversal of accrued interest and penalties, net of the related deferred tax effects.

Astoria Federal’s retained earnings at December 31, 2007 and 2006 includes base-year bad debt reserves, created for tax purposes prior to 1988, totaling $165.8 million. A related deferred federal income tax liability of $58.0 million has not been recognized. Base-year reserves are subject to recapture in the unlikely event that Astoria Federal (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.

(13) Earnings Per Share

The following table is a reconciliation of basic and diluted EPS:

	For the Year Ended December 31,

	2007		2006		2005

(In Thousands, Except Per Share Data)	Basic EPS	Diluted EPS (1)	Basic EPS	Diluted EPS (2)	Basic EPS	Diluted EPS (3)

Net income	$124,822	$124,822	$174,897	$174,897	$233,803	$233,803

Total weighted average basic common shares outstanding	90,490	90,490	94,755	94,755	101,476	101,476
Effect of dilutive securities:
Options and unvested restricted stock	—	1,603	—	2,525	—	1,933

Total weighted average basic and diluted common shares outstanding	90,490	92,093	94,755	97,280	101,476	103,409

Earnings per common share	$1.38	$1.36	$1.85	$1.80	$2.30	$2.26

(1)

Options to purchase 2,729,384 shares of common stock and 53,458 shares of unvested restricted stock were outstanding during the year ended December 31, 2007, but were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.

(2)

Options to purchase 1,224,100 shares of common stock and 278,200 shares of unvested restricted stock were outstanding during the year ended December 31, 2006, but were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.

(3)

Options to purchase 1,224,100 shares of common stock were outstanding during the year ended December 31, 2005, but were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(14) Other Comprehensive Income/Loss

The components of accumulated other comprehensive loss at December 31, 2007 and 2006 and the changes during the year ended December 31, 2007 are as follows:

(In Thousands)	At December 31, 2006	Other Comprehensive Income	At December 31, 2007

Net unrealized loss on securities available-for-sale	$(37,961)	$11,080	$(26,881)
Net actuarial loss on pension plans and other postretirement benefits	(17,940)	6,632	(11,308)
Prior service cost on pension plans and other postretirement benefits	(1,322)	951	(371)
Loss on cash flow hedge	(1,107)	191	(916)

Accumulated other comprehensive loss	$(58,330)	$18,854	$(39,476)

The components of other comprehensive income/loss for the years ended December 31, 2007, 2006 and 2005 are as follows:

(In Thousands)	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount

For the Year Ended December 31, 2007
Net unrealized loss on securities available-for-sale:
Net unrealized holding gains on securities arising during the year	$1,281	$(617)	$664
Reclassification adjustment for net losses included in net income	18,276	(7,860)	10,416

	19,557	(8,477)	11,080
Net actuarial loss on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	9,738	(4,210)	5,528
Reclassification adjustment for net actuarial loss included in net income	1,889	(785)	1,104

	11,627	(4,995)	6,632
Prior service cost on pension plans and other postretirement benefits:
Prior service cost adjustment arising during the year	1,111	(473)	638
Reclassification adjustment for prior service cost included in net income	536	(223)	313

	1,647	(696)	951
Reclassification adjustment for loss on cash flow hedge included in net income	330	(139)	191

Other comprehensive income	$33,161	$(14,307)	$18,854

For the Year Ended December 31, 2006
Net unrealized holding gains on securities arising during the year	$17,485	$(7,350)	$10,135
Reclassification adjustment for loss on cash flow hedge included in net income	329	(138)	191
Minimum pension liability adjustment	216	(91)	125

Other comprehensive income	$18,030	$(7,579)	$10,451

For the Year Ended December 31, 2005
Net unrealized holding losses on securities arising during the year	$(36,374)	$15,291	$(21,083)
Reclassification adjustment for loss on cash flow hedge included in net income	330	(139)	191
Minimum pension liability adjustment	(90)	38	(52)

Other comprehensive loss	$(36,134)	$15,190	$(20,944)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(15) Benefit Plans

Pension Plans and Other Postretirement Benefits

The following tables set forth information regarding our defined benefit pension plans and other postretirement benefit plan.

	Pension Benefits		Other Postretirement Benefits

	At or For the Year Ended December 31,		At or For the Year Ended December 31,

(In Thousands)	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$186,122	$190,019	$19,124	$20,455
Service cost	3,314	3,458	464	498
Interest cost	10,497	10,183	1,026	1,014
Amendments	—	—	(1,112)	—
Actuarial gain	(14,501)	(8,287)	(2,002)	(1,708)
Benefits paid	(9,212)	(9,251)	(1,022)	(1,135)

Benefit obligation at end of year	176,220	186,122	16,478	19,124

Change in plan assets:
Fair value of plan assets at beginning of year	165,131	156,435	—	—
Actual return on plan assets	6,082	17,175	—	—
Employer payments for benefits on unfunded plans	761	772	1,022	1,135
Benefits paid	(9,212)	(9,251)	(1,022)	(1,135)

Fair value of plan assets at end of year	162,762	165,131	—	—

Funded status at end of year	$(13,458)	$(20,991)	$(16,478)	$(19,124)

Funded status at end of year recognized in consolidated statements of financial condition:
Other assets	$5,874	$—	$—	$—
Other liabilities	(19,332)	(20,991)	(16,478)	(19,124)

Funded status at end of year	$(13,458)	$(20,991)	$(16,478)	$(19,124)

The following table sets forth the pre-tax components of accumulated other comprehensive loss related to pension plans and other postretirement benefits. We expect that $851,000 in net actuarial loss and $206,000 in prior service cost will be recognized as components of net periodic cost in 2008.

	Pension Benefits		Other Postretirement Benefits

	At December 31,		At December 31,

(In Thousands)	2007	2006	2007	2006

Net actuarial loss (gain)	$22,799	$32,447	$(3,474)	$(1,495)
Prior service cost	1,057	1,423	(423)	858

Total accumulated other comprehensive loss (income)	$23,856	$33,870	$(3,897)	$(637)

The accumulated benefit obligation for all defined benefit pension plans was $162.4 million at December 31, 2007 and $168.7 million at December 31, 2006. The measurement date for our defined benefit pension plans and other postretirement benefit plan is December 31.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Included in the tables of pension benefits are the Astoria Federal Excess Benefit and Supplemental Benefit Plans, Astoria Federal Directors Retirement Plan, The Greater New York Savings Bank, or Greater, Directors’ Retirement Plan and Long Island Bancorp, Inc., or LIB, Directors’ Retirement Plan, which are unfunded plans. The projected benefit obligation and accumulated benefit obligation for these plans are as follows:

	At December 31,

(In Thousands)	2007	2006

Projected benefit obligation	$19,332	$19,448
Accumulated benefit obligation	17,115	16,829

The assumptions used to determine the benefit obligations at December 31 are as follows:

	Discount Rate		Rate of Compensation Increase

	2007	2006	2007	2006

Pension Benefit Plans:
Astoria Federal Pension Plan	6.45%	5.75%	5.10%	5.10%
Astoria Federal Excess Benefit and Supplemental Benefit Plans	6.34	5.75	6.10	6.10
Astoria Federal Directors’ Retirement Plan	6.22	5.75	4.00	4.00
Greater Directors’ Retirement Plan	5.83	5.75	N/A	N/A
LIB Directors’ Retirement Plan	5.32	5.75	N/A	N/A
Other Postretirement Benefit Plan:
Astoria Federal Retiree Health Care Plan	6.42	5.75	N/A	N/A

The components of net periodic cost and the related assumptions are as follows:

	Pension Benefits			Other Postretirement Benefits

	For the Year Ended December 31,			For the Year Ended December 31,

(In Thousands)	2007	2006	2005	2007	2006	2005

Service cost	$3,314	$3,458	$3,264	$464	$498	$504
Interest cost	10,497	10,183	9,856	1,026	1,014	1,037
Expected return on plan assets	(12,846)	(12,156)	(11,974)	—	—	—
Amortization of prior service cost	368	368	221	168	169	41
Recognized net actuarial loss (gain)	1,911	3,187	2,645	(22)	—	—

Net periodic cost	$3,244	$5,040	$4,012	$1,636	$1,681	$1,582

Assumptions used to determine the net periodic cost:

	Discount Rate		Expected Return on Plan Assets		Rate of Compensation Increase

	2007	2006	2007	2006	2007	2006

Pension Benefit Plans:
Astoria Federal Pension Plan	5.75%	5.50%	8.00%	8.00%	5.10%	5.00%
Astoria Federal Excess Benefit and Supplemental Benefit Plans	5.75	5.50	N/A	N/A	6.10	8.00
Astoria Federal Directors’ Retirement Plan	5.75	5.50	N/A	N/A	4.00	4.00
Greater Directors’ Retirement Plan	5.75	5.50	N/A	N/A	N/A	N/A
LIB Directors’ Retirement Plan	5.75	5.50	N/A	N/A	N/A	N/A
Other Postretirement Benefit Plan:
Astoria Federal Retiree Health Care Plan	5.75	5.50	N/A	N/A	N/A	N/A

To determine the expected return on plan assets, we consider the long-term historical return information on plan assets, the mix of investments that comprise plan assets and the historical returns on indices comparable to the fund classes in which the plan invests.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The assumed health care cost trend rates are as follows:

	At December 31,

	2007	2006

Health care cost trend rate assumed for next year	6.00%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2009	2009

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

(In Thousands)	One Percentage Point Increase	One Percentage Point Decrease

Effect on total service and interest cost components	$237	$(180)
Effect on the postretirement benefit obligation	1,658	(1,361)

The asset allocations, by asset category, for the Astoria Federal Pension Plan are as follows:

	Plan Assets At December 31,

	2007	2006

Asset Category:
Astoria Financial Corporation common stock	11.06%	14.12%
Insurance company pooled separate accounts and trust company trust funds	88.94	85.88

Total	100.00%	100.00%

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

We do not expect to make any contributions to the Astoria Federal Pension Plan during 2008 and no pension plan assets are expected to be returned to us.

Total benefits expected to be paid under our defined benefit pension plans and other postretirement benefit plan as of December 31, 2007, which reflect expected future service, as appropriate, are as follows:

	Pension	Other Postretirement
Year	Benefits	Benefits

	(In Thousands)
2008	$9,537	$1,232
2009	10,109	1,225
2010	10,477	1,178
2011	10,797	1,107
2012	11,182	1,061
2013-2017	62,219	5,175

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Incentive Savings Plan

Astoria Federal maintains a 401(k) incentive savings plan, or the 401(k) Plan, which provides for contributions by both Astoria Federal and its participating employees. Under the 401(k) Plan, which is a qualified, defined contribution pension plan, participants may contribute up to 15% of their pre-tax base salary, generally not to exceed $15,500 for the calendar year ended December 31, 2007. Matching contributions, if any, may be made at the discretion of Astoria Federal. No matching contributions were made for 2007, 2006 and 2005. Participants vest immediately in their own contributions and after a period of five years for Astoria Federal contributions.

Employee Stock Ownership Plan

Astoria Federal maintains an ESOP for its eligible employees, which is also a defined contribution pension plan. To fund the purchase of the ESOP shares, the ESOP borrowed funds from us. The ESOP loans bear an interest rate of 6.00%, mature on December 31, 2029 and are collateralized by our common stock purchased with the loan proceeds. Astoria Federal makes scheduled discretionary contributions to fund debt service. Astoria Federal’s contributions, prior to 2010, may be reduced by dividends paid on unallocated shares and investment earnings realized on such dividends. Beginning in 2010, dividends paid on unallocated shares will be credited to participant accounts as investment earnings. Dividends paid on unallocated shares, which reduced Astoria Federal’s contribution to the ESOP, totaled $6.4 million for the year ended December 31, 2007, $6.2 million for the year ended December 31, 2006 and $5.4 million for the year ended December 31, 2005. The ESOP loans had an aggregate outstanding principal balance of $30.8 million at December 31, 2007 and $32.1 million at December 31, 2006.

Shares purchased by the ESOP are held in trust for allocation among participants as the loans are repaid. Pursuant to the loan agreements, the number of shares released annually is based upon a specified percentage of aggregate eligible payroll for our covered employees. Shares allocated to participants totaled 394,527 for the year ended December 31, 2007, 309,355 for the year ended December 31, 2006 and 336,873 for the year ended December 31, 2005. Through December 31, 2007, 9,307,171 shares have been allocated to participants. As of December 31, 2007, 5,761,391 shares which had a fair value of $134.1 million remain unallocated. In addition to shares allocated, Astoria Federal makes an annual cash contribution to participant accounts. This cash contribution, which was funded from the dividends paid on unallocated shares, totaled $2.6 million for the year ended December 31, 2007, $2.8 million for the year ended December 31, 2006 and $2.4 million for the year ended December 31, 2005, and will total not less than $1.2 million each year through 2009. Beginning in 2010, the only cash contributions Astoria Federal is required to make are to fund debt service.

We recorded compensation expense relating to the ESOP of $13.0 million for the year ended December 31, 2007, $12.1 million for the year ended December 31, 2006 and $11.6 million for the year ended December 31, 2005, which was equal to the shares allocated by the ESOP multiplied by the average fair value of our common stock during the year of allocation, plus the cash contribution made to participant accounts.

(16) Stock Incentive Plans

In 2005, we adopted the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan. As a result of the adoption of this plan, the previous employee option plan was frozen and no further option grants were made pursuant to that plan. Under the 2005 Employee Stock Plan, 5,250,000 shares were reserved for option, restricted stock and/or stock appreciation right grants, of which 3,559,561 shares remain available for issuance of future grants at December 31, 2007. Historically, option and restricted stock grants to employees have occurred annually in December upon approval by our board of directors on the date of their regular monthly meeting, although no employee grants were made during 2007. Beginning in 2008, employee grants will generally occur annually in January, upon approval by our board of directors, on the third business day after we issue a press release announcing annual financial results for the prior year.

Restricted stock granted in 2006 vests approximately five years after the grant date. There were no options granted in 2006. Options and restricted stock granted in 2005 vest approximately three years after the grant date. Pursuant to the terms of the options granted under the 2005 Employee Stock Plan, such options have a maximum term of seven years, while options previously granted to employees under plans other than the 2005 Employee Stock Plan have a maximum term of ten years. In the event the grantee terminates his/her employment due to death or

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

disability, or in the event we experience a change in control, as defined and specified in the 2005 Employee Stock Plan, all options and restricted stock granted pursuant to such plan immediately vest. Additionally, most grants have accelerated vesting provisions in the event the grantee terminates his/her employment due to retirement, at or after normal retirement age as specified in such grants. Options granted under all plans were granted in tandem with limited stock appreciation rights exercisable only in the event we experience a change in control, as defined by the plans.

In 2007, we adopted the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, or the 2007 Director Stock Plan. As a result of the adoption of the 2007 Director Stock Plan, the 1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, or the 1999 Director Option Plan, was frozen and no further option grants were made pursuant to that plan. Under the 2007 Director Stock Plan, 100,000 shares of common stock were reserved for restricted stock grants, all of which remain available for issuance of future grants at December 31, 2007. Annual awards and discretionary grants, as such terms are defined in the plan, are authorized under the 2007 Director Stock Plan. Options granted to non-employee directors in 2007 were made pursuant to the 1999 Director Option Plan in January 2007, prior to the adoption of the 2007 Director Stock Plan. Option grants to non-employee directors have occurred annually on January 15th or the next business day. Commencing in 2008 and annually thereafter, annual awards will occur in January on the third business day after we issue a press release announcing annual financial results for the prior year. Discretionary grants may be made to eligible directors from time to time as consideration for services rendered or promised to be rendered. Such grants are made on such terms and conditions as determined by a committee of independent directors.

Under plans involving option grants to non-employee directors, all options granted have a maximum term of ten years and are exercisable immediately on their grant date. Options granted under all plans were granted in tandem with limited stock appreciation rights exercisable only in the event we experience a change in control, as defined by the plans. Under the 2007 Director Stock Plan, restricted stock awards will vest 100% on the third anniversary of the grant date, although awards will immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan. Shares awarded will be forfeited in the event a recipient ceases to be a director prior to the third anniversary of the grant date for any reason other than death, disability, mandatory retirement, involuntary termination or a change in control, as defined in the plan.

Restricted stock activity in our stock incentive plans for the year ended December 31, 2007 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at beginning of year	475,028	$29.93
Forfeited	(8,689)	(29.67)

Nonvested at end of year	466,339	29.94

Option activity in our stock incentive plans for the year ended December 31, 2007 is summarized as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at beginning of year	9,811,031	$21.08
Granted	48,000	29.72
Exercised	(530,424)	(17.29)
Expired	(15,600)	(27.84)

Outstanding at end of year	9,313,007	21.32

Options exercisable at end of year	8,088,907	20.16

At December 31, 2007, options outstanding and options exercisable each had a weighted average remaining contractual term of approximately 4.8 years and an aggregate intrinsic value of approximately $33.7 million.

The aggregate intrinsic value of options exercised totaled $5.5 million during the year ended December 31, 2007, $17.9 million during the year ended December 31, 2006 and $12.4 million during the year ended December 31, 2005. Shares issued upon the exercise of stock options are issued from treasury stock. We have an adequate number of treasury shares available for future stock option exercises.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the per share weighted-average fair value of options granted.

	For the Year Ended December 31,

	2007		2006		2005

	Options Granted	Weighted Average Grant Date Fair Value	Options Granted	Weighted Average Grant Date Fair Value	Options Granted	Weighted Average Grant Date Fair Value

Employees	—		—		1,224,100
Outside directors	48,000		54,000		60,000

	48,000	$4.88	54,000	$5.16	1,284,100	$4.83

The per share weighted-average fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,

	2007		2006		2005

Expected dividend yield	3.50%		3.22%		3.27%
Expected stock price volatility	19.59		20.94		21.28
Risk-free interest rate based upon equivalent-term U.S. Treasury rates	4.63		4.17		4.25
Expected option term	5.00	years	5.00	years	4.47	years

The per share weighted-average fair value of options was calculated using the above assumptions, based on our analyses of our historical experience and our judgments regarding future option exercise experience and market conditions. These assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. The Black-Scholes option pricing model also contains certain inherent limitations when applied to options which are not immediately exercisable and are not traded on public markets. The increase in the weighted-average expected option term from 2005 to 2006 reflects only the expected option term for non-employee director grants as there were no options granted to employees in 2006. The 2005 expected option term is a weighted average of non-employee director and employee expected option terms.

Total stock-based compensation expense recognized for stock options and restricted stock for the year ended December 31, 2007 totaled $3.8 million, net of taxes of $2.1 million, and totaled $2.7 million, net of taxes of $2.0 million, for the year ended December 31, 2006. The following table illustrates the effect on net income and EPS if we had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation for the year ended December 31, 2005.

(In Thousands, Except Per Share Data)	For the Year Ended December 31, 2005

Net income:
As reported	$233,803
Add: Total stock-based employee compensation expense included in net income as reported, net of related tax benefit of $69	118
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefit of $8,517	(11,803)

Pro forma	$222,118

Basic earnings per common share:
As reported	$2.30

Pro forma	$2.19

Diluted earnings per common share:
As reported	$2.26

Pro forma	$2.14

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Prior to our adoption of SFAS No. 123(R), we “recognized” compensation cost for purposes of the pro forma disclosures required by SFAS No. 123 over the stated vesting period regardless of whether or not an employee was retirement-eligible. As a result of our adoption of SFAS No. 123(R), the fair value of awards of equity instruments that have accelerated vesting provisions upon retirement which are granted to retirement-eligible employees on or after January 1, 2006 is recognized as compensation cost on the grant date, as the vesting conditions are considered non-substantive because, upon retirement, the award vests immediately regardless of the award’s stated vesting period. Additionally, for awards of equity instruments that have accelerated vesting provisions upon retirement which are granted to employees who will become retirement-eligible prior to the award’s stated vesting date, compensation cost will be recognized over the period to retirement eligibility, as it is shorter than the period to the stated vesting date. We recognized pre-tax stock-based compensation cost related to options and restricted stock awards granted to retirement-eligible employees prior to our adoption of SFAS 123(R) totaling $1.1 million for the years ended December 31, 2007 and 2006. At December 31, 2007, compensation cost of approximately $1.2 million will be recognized over the remaining stated vesting period for such awards granted to retirement-eligible employees.

At December 31, 2007, pre-tax compensation cost related to all nonvested awards of options and restricted stock not yet recognized totaled $9.9 million and will be recognized over a weighted average period of approximately 2.6 years.

On December 22, 2005, we accelerated the vesting of all outstanding unvested options which were granted to employees on December 17, 2003 and December 15, 2004 under the 2003 Employee Option Plan. On December 22, 2005 there were 1,402,950 unvested shares under the December 17, 2003 grants with an exercise price of $24.40 per share and a vest date of January 10, 2007 and 1,897,200 unvested shares under the December 15, 2004 grants with an exercise price of $26.63 and a vest date of January 10, 2008. In total, 64 employees were affected by the accelerated vesting. The fair value of our stock on the effective date of the acceleration was $29.72 per share, therefore, these options were in-the-money at the time of the acceleration. We recognized pre-tax compensation expense in 2005 of $111,000 as a result of the accelerated vesting of these options. The purpose of the acceleration was to eliminate compensation expense associated with these options in future periods upon our adoption of SFAS No. 123(R) effective January 1, 2006. The accelerated vesting eliminated pre-tax compensation expense which would have been recognized in future periods of approximately $10.4 million, including approximately $6.7 million for the year ended December 31, 2006 and approximately $3.7 million for the year ended December 31, 2007. Subsequent to December 22, 2005, shares acquired through the exercise of options granted on December 17, 2003 or December 15, 2004 may not be sold prior to the earlier of the date the optionee terminates employment with us or the original vesting date. A number of the options which were accelerated were intended to qualify as incentive stock options when granted. The accelerated vesting disqualified most of such options from incentive stock option tax treatment. Upon the optionees’ exercise of such disqualified options, we may realize certain tax benefits that would not have otherwise been available.

(17) Regulatory Matters

Federal law requires that savings associations, such as Astoria Federal, maintain minimum capital requirements. These capital standards are required to be no less stringent than standards applicable to national banks. At December 31, 2007 and 2006, Astoria Federal was in compliance with all regulatory capital requirements.

The following table sets forth information regarding the regulatory capital requirements applicable to Astoria Federal.

	At December 31, 2007

(Dollars in Thousands)	Capital Requirement	%	Actual Capital	%	Excess Capital	%

Tangible	$324,113	1.50%	$1,421,664	6.58%	$1,097,551	5.08%
Leverage	864,301	4.00	1,421,664	6.58	557,363	2.58
Risk-based	996,845	8.00	1,500,620	12.04	503,775	4.04

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	At December 31, 2006

(Dollars in Thousands)	Capital Requirement	%	Actual Capital	%	Excess Capital	%

Tangible	$321,027	1.50%	$1,415,484	6.61%	$1,094,457	5.11%
Leverage	856,072	4.00	1,415,484	6.61	559,412	2.61
Risk-based	978,819	8.00	1,498,451	12.25	519,632	4.25

Astoria Federal’s Tier I risked-based capital ratio was 11.41% at December 31, 2007 and 11.57% at December 31, 2006.

The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The regulators adopted rules which require them to take action against undercapitalized institutions, based upon the five categories of capitalization which FDICIA created: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The rules adopted generally provide that an insured institution whose total risk-based capital ratio is 10% or greater, Tier 1 risk-based capital ratio is 6% or greater, leverage capital ratio is 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the FDIC shall be considered a “well capitalized” institution. As of December 31, 2007 and 2006, Astoria Federal was a “well capitalized” institution.

(18) Fair Value of Financial Instruments

Quoted market prices available in formal trading marketplaces are typically the best evidence of fair value of financial instruments. In many cases, financial instruments we hold are not bought or sold in formal trading marketplaces. Accordingly, fair values are derived or estimated based on a variety of valuation techniques in the absence of quoted market prices. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any possible tax ramifications, estimated transaction costs, or any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument. Because no market exists for a certain portion of our financial instruments, fair value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics, and other such factors. These estimates are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. For these reasons and others, the estimated fair value disclosures presented herein do not represent our entire underlying value. As such, readers are cautioned in using this information for purposes of evaluating our financial condition and/or value either alone or in comparison with any other company.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the carrying amounts and estimated fair values of our financial instruments.

	At December 31,

	2007		2006

(In Thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets:
Repurchase agreements	$24,218	$24,218	$71,694	$71,694
Securities available-for-sale	1,313,306	1,313,306	1,560,325	1,560,325
Securities held-to-maturity	3,057,544	3,013,014	3,779,356	3,681,514
FHLB-NY stock	201,490	201,490	153,640	153,640
Loans held-for-sale, net	6,306	6,362	16,542	16,636
Loans receivable, net	16,076,068	16,068,813	14,891,749	14,793,294
MSR, net	12,910	12,932	15,944	15,969

Financial Liabilities:
Deposits	13,049,438	13,111,419	13,224,024	13,207,401
Borrowings, net	7,184,658	7,453,682	6,836,002	6,918,742

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Astoria Financial Corporation - Condensed Statements of Financial Condition

	At December 31,

(In Thousands)	2007	2006

Assets:
Cash	$1	$3
Repurchase agreements	24,218	71,694
Securities available-for-sale	—	125
ESOP loans receivable	30,754	32,052
Accrued interest receivable	3	80
Other assets	552	803
Investment in Astoria Federal	1,575,509	1,552,767
Investment in AF Insurance Agency, Inc.	816	1,330
Investment in Astoria Capital Trust I	3,929	3,929

Total assets	$1,635,782	$1,662,783

Liabilities and stockholders’ equity:
Other borrowings, net	$396,658	$416,002
Other liabilities	4,329	6,378
Amounts due to subsidiaries	23,451	24,649
Stockholders’ equity	1,211,344	1,215,754

Total liabilities and stockholders’ equity	$1,635,782	$1,662,783

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation - Condensed Statements of Income

	For the Year Ended December 31,

(In Thousands)	2007	2006	2005

Interest income:
Repurchase agreements and other securities	$1,759	$6,417	$6,130
ESOP loans receivable	1,923	1,973	2,027

Total interest income	3,682	8,390	8,157
Interest expense on borrowings	29,858	31,117	30,153

Net interest expense	26,176	22,727	21,996

Non-interest income	—	(5,401)	713
Cash dividends from subsidiaries	162,300	253,000	200,000

Non-interest expense:
Compensation and benefits	3,192	3,010	2,979
Other	2,720	3,207	2,901

Total non-interest expense	5,912	6,217	5,880

Income before income taxes and equity in (overdistributed) undistributed earnings of subsidiaries	130,212	218,655	172,837
Income tax benefit	13,293	14,235	11,238

Income before equity in (overdistributed) undistributed earnings of subsidiaries	143,505	232,890	184,075
Equity in (overdistributed) undistributed earnings of subsidiaries (1)	(18,683)	(57,993)	49,728

Net income	$124,822	$174,897	$233,803

(1)	The equity in overdistributed earnings of subsidiaries for the years ended December 31, 2007 and 2006 represent dividends paid to us in excess of our subsidiaries’ 2007 and 2006 earnings.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation - Condensed Statements of Cash Flows

	For the Year Ended December 31,

(In Thousands)	2007	2006	2005

Cash flows from operating activities:
Net income	$124,822	$174,897	$233,803
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in overdistributed (undistributed) earnings of subsidiaries	18,683	57,993	(49,728)
Decrease (increase) in accrued interest receivable	77	24	(26)
Amortization of premiums and deferred costs	986	1,043	1,148
(Increase) decrease in other assets, net of other liabilities and amounts due to subsidiaries	(9,556)	(11,345)	(4,848)

Net cash provided by operating activities	135,012	222,612	180,349

Cash flows from investing activities:
Principal payments on ESOP loans receivable	1,298	829	915
Principal payments on securities available-for-sale	125	—	—

Net cash provided by investing activities	1,423	829	915

Cash flows from financing activities:
Repayments of borrowings with original terms greater than three months	(20,000)	(20,000)	(20,000)
Common stock repurchased	(80,055)	(251,216)	(180,944)
Cash dividends paid to stockholders	(95,176)	(92,097)	(81,199)
Cash received for options exercised	9,170	22,622	16,103
Excess tax benefits from share-based payment arrangements	2,148	6,144	—

Net cash used in financing activities	(183,913)	(334,547)	(266,040)

Net decrease in cash and cash equivalents	(47,478)	(111,106)	(84,776)
Cash and cash equivalents at beginning of year	71,697	182,803	267,579

Cash and cash equivalents at end of year	$24,219	$71,697	$182,803

Supplemental disclosure:
Cash paid during the year for interest	$29,631	$30,547	$29,321

Q U A R T E R L Y   R E S U L T S   O F   O P E R A T I O N S   (Unaudited)

	For the Year Ended December 31, 2007

(In Thousands, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$271,969	$272,951	$277,632	$282,770
Interest expense	184,442	190,060	196,455	200,837

Net interest income	87,527	82,891	81,177	81,933
Provision for loan losses	—	—	500	2,000

Net interest income after provision for loan losses	87,527	82,891	80,677	79,933
Non-interest income	22,597	26,280	24,805	2,108	(1)

Total income	110,124	109,171	105,482	82,041
General and administrative expense	57,120	58,707	56,544	58,902

Income before income tax expense	53,004	50,464	48,938	23,139
Income tax expense	17,227	16,400	13,630	3,466

Net income	$35,777	$34,064	$35,308	$19,673

Basic earnings per common share	$0.39	$0.38	$0.39	$0.22
Diluted earnings per common share	$0.38	$0.37	$0.39	$0.22

(1)	Includes a $20.5 million charge for an other-than-temporary securities impairment write-down.

	For the Year Ended December 31, 2006

(In Thousands, Except Per Share Data)	First Quarter		Second Quarter	Third Quarter	Fourth Quarter

Interest income	$271,218		$271,189	$271,028	$273,379
Interest expense	159,672		169,873	180,361	186,523

Net interest income	111,546		101,316	90,667	86,856
Provision for loan losses	—		—	—	—

Net interest income after provision for loan losses	111,546		101,316	90,667	86,856
Non-interest income	18,897	(2)	25,727	22,864	23,862

Total income	130,443		127,043	113,531	110,718
General and administrative expense	56,309		55,219	53,315	56,960

Income before income tax expense	74,134		71,824	60,216	53,758
Income tax expense	25,200		24,061	19,122	16,652

Net income	$48,934		$47,763	$41,094	$37,106

Basic earnings per common share	$0.50		$0.50	$0.44	$0.40
Diluted earnings per common share	$0.49		$0.49	$0.43	$0.39

(2)	Includes a $5.5 million charge for the termination of our interest rate swap agreements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

3.1	Certificate of Incorporation of Astoria Financial Corporation, as amended effective as of June 3, 1998 and as further amended on September 6, 2006 and September 20, 2006. (1)

3.2	Bylaws of Astoria Financial Corporation, as amended May 19, 2004. (2)

4.1	Astoria Financial Corporation Specimen Stock Certificate. (3)

4.2	Federal Stock Charter of Astoria Federal Savings and Loan Association. (4)

4.3	Bylaws of Astoria Federal Savings and Loan Association, as amended effective April 19, 2006. (5)

4.4

Indenture, dated as of October 28, 1999, between Astoria Financial Corporation and Wilmington Trust Company, as Debenture Trustee, including as Exhibit A thereto the Form of Certificate of Exchange Junior Subordinated Debentures. (6)

4.5	Form of Certificate of Junior Subordinated Debenture. (6)

4.6	Form of Certificate of Exchange Junior Subordinated Debenture. (6)

4.7	Amended and Restated Declaration of Trust of Astoria Capital Trust I, dated as of October 28, 1999. (6)

4.8	Common Securities Guarantee Agreement of Astoria Financial Corporation, dated as of October 28, 1999. (6)

4.9	Form of Certificate Evidencing Common Securities of Astoria Capital Trust I. (6)

4.10	Form of Exchange Capital Security Certificate for Astoria Capital Trust I. (6)

4.11	Series A Capital Securities Guarantee Agreement of Astoria Financial Corporation, dated as of October 28, 1999. (6)

4.12	Form of Series B Capital Securities Guarantee Agreement of Astoria Financial Corporation. (6)

4.13	Form of Capital Security Certificate of Astoria Capital Trust I. (6)

4.14	Indenture between Astoria Financial Corporation and Wilmington Trust Company, as Debenture Trustee, dated as of October 16, 2002, relating to the Senior Notes due 2012. (7)

4.15	Form of 5.75% Senior Note due 2012, Series B. (7)

4.16	Astoria Financial Corporation Automatic Dividend Reinvestment and Stock Purchase Plan. (8)

Exhibit No.	Identification of Exhibit

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

Exhibits 10.8 through 10.57 are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(c) of this report.

10.8	Astoria Federal Savings and Loan Association and Astoria Financial Corporation Directors’ Retirement Plan, as amended and restated effective April 1, 2006. (5)

10.9	The Long Island Bancorp, Inc., Non-Employee Director Retirement Benefit Plan, as amended. (9)

10.10	Astoria Financial Corporation Death Benefit Plan for Outside Directors. (3)

10.11	Deferred Compensation Plan for Directors of Astoria Financial Corporation. (3)

10.12	1996 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as amended December 29, 2005. (10)

10.13	1996 Stock Option Plan for Outside Directors of Astoria Financial Corporation, as amended December 29, 2005. (10)

10.14	1999 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as amended December 29, 2005. (10)

10.15	1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, as amended December 29, 2005. (10)

10.16	2003 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as amended December 29, 2005. (10)

Exhibit No.	Identification of Exhibit

10.17	2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (11)

10.18	Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (12)

10.19

Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and George L. Engelke, Jr. utilized in connection with the award dated December 20, 2006 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (13)

10.20

Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients other than George L. Engelke, Jr. utilized in connection with awards dated December 20, 2006 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (13)

10.21	Astoria Federal Savings and Loan Association Annual Incentive Plan for Select Executives. (9)

10.22	Astoria Financial Corporation Executive Officer Annual Incentive Plan, as amended. (14)

10.23	Astoria Financial Corporation Amended and Restated Employment Agreement with George L. Engelke, Jr., dated as of January 1, 2000. (15)

10.24

Amendment to Astoria Financial Corporation Amended and Restated Employment Agreement with Executive Officer by and between Astoria Financial Corporation and George L. Engelke, Jr., entered into as of August 15, 2007. (16)

10.25	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with George L. Engelke, Jr., dated as of January 1, 2000. (15)

10.26

Amendment to Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Executive Officer by and between Astoria Federal Savings and Loan Association and George L. Engelke, Jr., entered into as of August 15, 2007. (16)

10.27	Astoria Financial Corporation Amended and Restated Employment Agreement with Gerard C. Keegan, dated as of January 1, 2000. (15)

10.28

Amendment to Astoria Financial Corporation Amended and Restated Employment Agreement with Executive Officer by and between Astoria Financial Corporation and Gerard C. Keegan, entered into as of August 15, 2007. (16)

10.29	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Gerard C. Keegan, dated as of January 1, 2000. (15)

10.30

Amendment to Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Executive Officer by and between Astoria Federal Savings and Loan Association and Gerard C. Keegan, entered into as of August 15, 2007. (16)

10.31	Astoria Financial Corporation Amended and Restated Employment Agreement with Arnold K. Greenberg dated as of January 1, 2000. (15)

Exhibit No.	Identification of Exhibit

10.32

Amendment to Astoria Financial Corporation Amended and Restated Employment Agreement with Executive Officer by and between Astoria Financial Corporation and Arnold K. Greenberg, entered into as of August 15, 2007. (16)

10.33	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Arnold K. Greenberg, dated as of January 1, 2000. (15)

10.34

Amendment to Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Executive Officer by and between Astoria Federal Savings and Loan Association and Arnold K. Greenberg, entered into as of August 15, 2007. (16)

10.35	Astoria Financial Corporation Employment Agreement with Gary T. McCann, dated as of December 1, 2003. (3)

10.36	Amendment to Astoria Financial Corporation Employment Agreement with Executive Officer by and between Astoria Financial Corporation and Gary T. McCann, entered into as of August 15, 2007. (16)

10.37	Astoria Federal Savings and Loan Association Employment Agreement with Gary T. McCann, dated as of December 1, 2003. (3)

10.38

Amendment to Astoria Federal Savings and Loan Association Employment Agreement with Executive Officer by and between Astoria Federal Savings and Loan Association and Gary T. McCann, entered into as of August 15, 2007. (16)

10.39	Astoria Financial Corporation Amended and Restated Employment Agreement with Monte N. Redman dated as of January 1, 2000. (15)

10.40

Amendment to Astoria Financial Corporation Amended and Restated Employment Agreement with Executive Officer by and between Astoria Financial Corporation and Monte N. Redman, entered into as of August 15, 2007. (16)

10.41	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Monte N. Redman, dated as of January 1, 2000. (15)

10.42

Amendment to Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Executive Officer by and between Astoria Federal Savings and Loan Association and Monte N. Redman, entered into as of August 15, 2007. (16)

10.43	Astoria Financial Corporation Amended and Restated Employment Agreement with Alan P. Eggleston dated as of January 1, 2000. (15)

10.44

Amendment to Astoria Financial Corporation Amended and Restated Employment Agreement with Executive Officer by and between Astoria Financial Corporation and Alan P. Eggleston, entered into as of August 15, 2007. (16)

10.45	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Alan P. Eggleston, dated as of January 1, 2000. (15)

10.46

Amendment to Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Executive Officer by and between Astoria Federal Savings and Loan Association and Alan P. Eggleston, entered into as of August 15, 2007. (16)

Exhibit No.	Identification of Exhibit

10.47	Astoria Financial Corporation Employment Agreement with Executive Officer by and between Astoria Financial Corporation and Frank E. Fusco, entered into as of August 15, 2007. (16)

10.48

Astoria Federal Savings and Loan Association Employment Agreement with Executive Officer by and between Astoria Federal Savings and Loan Association and Frank E. Fusco, entered into as of August 15, 2007. (16)

10.49	Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Josie Callari. (15)

10.50	Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert J. DeStefano. (15)

10.51	Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert T. Volk. (15)

10.52	Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Ira M. Yourman. (15)

10.53	Change of Control Severance Agreement, dated as of December 20, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Brian T. Edwards. (4)

10.54	Change of Control Severance Agreement, dated as of December 21, 2005, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Anthony S. DiCostanzo. (10)

10.55	Change of Control Severance Agreement, dated as of December 21, 2005, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Thomas E. Lavery. (10)

10.56	Change of Control Severance Agreement, dated as of December 21, 2005, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and William J. Mannix. (10)

10.57	Retirement Medical and Dental Benefit Policy for Senior Officers. (17)

12.1	Statement regarding computation of ratios. (*)

21.1	Subsidiaries of Astoria Financial Corporation. (*)

23.1	Consent of Independent Registered Public Accounting Firm. (*)

31.1	Certifications of Chief Executive Officer. (*)

31.2	Certifications of Chief Financial Officer. (*)

Exhibit No.	Identification of Exhibit

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

99.1	Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2008, which will be filed with the SEC within 120 days from December 31, 2007, is incorporated herein by reference.

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

(11)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement filed with the Securities and Exchange Commission on April 11, 2005 (File Number 001-11967).

(12)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 10, 2007 (File Number 001-11967).

(13)

Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 1, 2007 (File Number 001-11967), as amended by Astoria Financial Corporation’s Annual Report on Form 10-K/A, Amendment No. 1, for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on January 25, 2008 (File Number 001-11967).

(14)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 16, 2004 (File Number 001-11967).

(15)

Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 24, 2000 (File Number 000-22228).

(16)

Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on November 8, 2007 (File Number 001-11967), as amended by Astoria Financial Corporation’s Quarterly Report on Form 10-Q/A, Amendment No. 1, for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on January 25, 2008 (File Number 001-11967).

(17)

Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 25, 1998 (File Number 000-22228).