Form 10-Q
period 2008-03-31
ASTORIA FINANCIAL CORP
filed 2008-05-09
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the transition period from	to

Commission file number 001-11967

ASTORIA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-3170868
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

One Astoria Federal Plaza, Lake Success, New York	11042-1085
(Address of principal executive offices)	(Zip Code)

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
YES    X    NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as these items are defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer    X    Accelerated filer         Non-accelerated filer         Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES          NO    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, April 30, 2008

.01 Par Value	96,074,909

PART I — FINANCIAL INFORMATION

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	(Unaudited)
(In Thousands, Except Share Data)	At March 31, 2008	At December 31, 2007

ASSETS:
Cash and due from banks	$75,080	$93,972
Federal funds sold and repurchase agreements	335,160	24,218
Available-for-sale securities:
Encumbered	1,146,871	1,137,363
Unencumbered	198,369	175,943

	1,345,240	1,313,306
Held-to-maturity securities, fair value of $2,914,315 and $3,013,014, respectively:
Encumbered	2,747,067	2,839,017
Unencumbered	163,923	218,527

	2,910,990	3,057,544
Federal Home Loan Bank of New York stock, at cost	191,219	201,490
Loans held-for-sale, net	12,546	6,306
Loans receivable:
Mortgage loans, net	15,353,750	15,791,962
Consumer and other loans, net	347,799	363,052

	15,701,549	16,155,014
Allowance for loan losses	(80,083)	(78,946)

Loans receivable, net	15,621,466	16,076,068
Mortgage servicing rights, net	12,273	12,910
Accrued interest receivable	79,174	79,132
Premises and equipment, net	141,317	139,563
Goodwill	185,151	185,151
Bank owned life insurance	402,669	398,280
Other assets	141,893	131,428

Total assets	$21,454,178	$21,719,368

LIABILITIES:
Deposits:
Savings	$1,878,444	$1,891,618
Money market	321,039	333,914
NOW and demand deposit	1,495,023	1,478,362
Liquid certificates of deposit	1,390,368	1,447,341
Certificates of deposit	7,918,668	7,898,203

Total deposits	13,003,542	13,049,438
Reverse repurchase agreements	3,630,000	3,730,000
Federal Home Loan Bank of New York advances	2,825,000	3,058,000
Other borrowings, net	396,816	396,658
Mortgage escrow funds	167,423	129,412
Accrued expenses and other liabilities	200,930	144,516

Total liabilities	20,223,711	20,508,024

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value (5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, $.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 95,899,839 and 95,728,562 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	840,584	846,227
Retained earnings	1,890,678	1,883,902
Treasury stock (70,595,049 and 70,766,326 shares, at cost, respectively)	(1,457,755)	(1,459,865)
Accumulated other comprehensive loss	(23,946)	(39,476)
Unallocated common stock held by ESOP (5,665,905 and 5,761,391 shares, respectively)	(20,759)	(21,109)

Total stockholders’ equity	1,230,467	1,211,344

Total liabilities and stockholders’ equity	$21,454,178	$21,719,368

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,

(In Thousands, Except Share Data)	2008	2007

Interest income:
Mortgage loans:
One-to-four family	$153,598	$136,516
Multi-family, commercial real estate and construction	60,315	64,670
Consumer and other loans	5,432	8,194
Mortgage-backed and other securities	47,893	59,015
Federal funds sold and repurchase agreements	636	976
Federal Home Loan Bank of New York stock	4,222	2,598

Total interest income	272,096	271,969

Interest expense:
Deposits	110,203	110,358
Borrowings	81,107	74,084

Total interest expense	191,310	184,442

Net interest income	80,786	87,527
Provision for loan losses	4,000	-

Net interest income after provision for loan losses	76,786	87,527

Non-interest income:
Customer service fees	15,134	15,169
Other loan fees	1,039	1,218
Mortgage banking income, net	450	616
Income from bank owned life insurance	4,389	4,203
Other	1,425	1,391

Total non-interest income	22,437	22,597

Non-interest expense:
General and administrative:
Compensation and benefits	31,991	31,124
Occupancy, equipment and systems	16,904	16,521
Federal deposit insurance premiums	571	407
Advertising	1,073	1,915
Other	7,690	7,153

Total non-interest expense	58,229	57,120

Income before income tax expense	40,994	53,004
Income tax expense	12,091	17,227

Net income	$28,903	$35,777

Basic earnings per common share	$0.32	$0.39

Diluted earnings per common share	$0.32	$0.38

Dividends per common share	$0.26	$0.26

Basic weighted average common shares	89,472,902	91,423,546
Diluted weighted average common and common equivalent shares	90,969,684	93,565,256

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2008

(In Thousands, Except Share Data)	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP

Balance at December 31, 2007	$1,211,344	$1,665	$846,227	$1,883,902	$(1,459,865)	$(39,476)	$(21,109)

Comprehensive income:
Net income	28,903	-	-	28,903	-	-	-
Other comprehensive income, net of tax:
Net unrealized gain on securities	15,310	-	-	-	-	15,310	-
Reclassification of prior service cost	34	-	-	-	-	34	-
Reclassification of net actuarial loss	138	-	-	-	-	138	-
Reclassification of loss on cash flow hedge	48	-	-	-	-	48	-

Comprehensive income	44,433

Common stock repurchased (290,000 shares)	(7,409)	-	-	-	(7,409)	-	-

Dividends on common stock ($0.26 per share)	(23,397)	-	78	(23,475)	-	-	-

Exercise of stock options and related tax benefit (68,812 shares issued)	1,291	-	196	(325)	1,420	-	-

Restricted stock grants (394,840 shares)	-	-	(9,839)	1,693	8,146	-	-

Forfeitures of restricted stock (2,375 shares)	4	-	71	(20)	(47)	-	-

Stock-based compensation and allocation of ESOP stock	4,201	-	3,851	-	-	-	350

Balance at March 31, 2008	$1,230,467	$1,665	$840,584	$1,890,678	$(1,457,755)	$(23,946)	$(20,759)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,

(In Thousands)	2008	2007

Cash flows from operating activities:
Net income	$28,903	$35,777
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on mortgage loans and mortgage-backed securities	9,076	4,200
Net amortization of deferred costs on consumer and other loans, other securities and borrowings	748	1,023
Net provision for loan and real estate losses	4,520	-
Depreciation and amortization	3,390	3,349
Net gain on sales of loans	(327)	(395)
Originations of loans held-for-sale	(37,039)	(61,994)
Proceeds from sales and principal repayments of loans held-for-sale	31,127	52,391
Stock-based compensation and allocation of ESOP stock	4,205	4,278
(Increase) decrease in accrued interest receivable	(42)	1,205
Mortgage servicing rights amortization, valuation allowance adjustments and capitalized amounts, net	637	510
Income from bank owned life insurance	(4,389)	(4,203)
Increase in other assets	(13,906)	(11,088)
Increase in accrued expenses and other liabilities	56,678	38,979

Net cash provided by operating activities	83,581	64,032

Cash flows from investing activities:
Originations of loans receivable	(687,840)	(797,201)
Loan purchases through third parties	(58,836)	(96,189)
Principal payments on loans receivable	1,178,944	762,021
Proceeds from sales of non-performing loans	1,752	2,285
Principal payments on securities held-to-maturity	146,975	186,824
Principal payments on securities available-for-sale	48,945	79,564
Purchases of securities available-for-sale	(56,979)	-
Net redemptions of FHLB-NY stock	10,271	6,015
Proceeds from sales of real estate owned, net	781	379
Purchases of premises and equipment, net of proceeds from sales	(5,144)	(2,334)

Net cash provided by investing activities	578,869	141,364

Cash flows from financing activities:
Net (decrease) increase in deposits	(45,896)	197,982
Net decrease in borrowings with original terms of three months or less	(583,000)	(540,000)
Proceeds from borrowings with original terms greater than three months	350,000	1,300,000
Repayments of borrowings with original terms greater than three months	(100,000)	(1,200,000)
Net increase in mortgage escrow funds	38,011	40,908
Common stock repurchased	(7,409)	(28,345)
Cash dividends paid to stockholders	(23,475)	(23,925)
Cash received for options exercised	1,095	4,640
Excess tax benefits from share-based payment arrangements	274	1,630

Net cash used in financing activities	(370,400)	(247,110)

Net increase (decrease) in cash and cash equivalents	292,050	(41,714)
Cash and cash equivalents at beginning of period	118,190	205,710

Cash and cash equivalents at end of period	$410,240	$163,996

Supplemental disclosures:
Cash paid during the period:
Interest	$186,157	$177,455

Income taxes	$1,211	$893

Additions to real estate owned	$6,612	$210

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

In addition to Astoria Federal and AF Insurance Agency, Inc., we have another subsidiary, Astoria Capital Trust I, which is not consolidated with Astoria Financial Corporation for financial reporting purposes in accordance with Financial Accounting Standards Board, or FASB, revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, and $3.9 million of common securities which are 100% owned by Astoria Financial Corporation, and using the proceeds to acquire Junior Subordinated Debentures issued by Astoria Financial Corporation. The Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I. The Junior Subordinated Debentures are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value. The Capital Securities have the same prepayment provisions as the Junior Subordinated Debentures. Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement relating to the Capital Securities. See Note 9 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of our 2007 Annual Report on Form 10-K for restrictions on our subsidiaries’ ability to pay dividends to us.

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2008 and December 31, 2007, our results of operations for the three months ended March 31, 2008 and 2007, changes in our stockholders’ equity for the three months ended March 31, 2008 and our cash flows for the three months ended March 31, 2008 and 2007. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of March 31, 2008 and December 31, 2007, and amounts of revenues and expenses in the consolidated statements of income for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2007 audited consolidated financial statements and related notes included in our 2007 Annual Report on Form 10-K.

2. Earnings Per Share, or EPS

The following table is a reconciliation of basic and diluted EPS.

	For the Three Months Ended March 31,

	2008		2007

(In Thousands, Except Per Share Data)	Basic EPS	Diluted EPS (1)	Basic EPS	Diluted EPS (2)

Net income	$28,903	$28,903	$35,777	$35,777

Total weighted average basic common shares outstanding	89,473	89,473	91,424	91,424
Effect of dilutive securities:
Options	-	1,274	-	2,047
Restricted stock	-	223	-	94

Total weighted average basic and diluted common shares outstanding	89,473	90,970	91,424	93,565

Earnings per common share	$0.32	$0.32	$0.39	$0.38

(1)

Options to purchase 3,198,031 shares of common stock were outstanding during the three months ended March 31, 2008, but were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.

(2)

Options to purchase 1,314,100 shares of common stock and 213,400 shares of unvested restricted stock were outstanding during the three months ended March 31, 2007, but were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.

3. Stock Incentive Plans

On January 28, 2008, 380,400 shares of restricted stock were granted to select officers under the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan, and 14,440 shares of restricted stock were granted to directors under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, or the 2007 Director Stock Plan. Of the restricted stock granted to select officers in January 2008, 311,500 shares vest 100% on the fifth anniversary of the grant date and 68,900 shares vest 30% on the first anniversary of the grant date, an additional 30% vest on the second anniversary of the grant date and the remainder vest on the third anniversary of the grant date. In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2005 Employee Stock Plan, all restricted stock granted pursuant to such grants immediately vests. Under the 2007 Director Stock Plan, restricted stock awards vest 100% on the third anniversary of the grant date, although awards will immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.

Restricted stock activity in our stock incentive plans for the three months ended March 31, 2008 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2008	466,339	$29.94
Granted	394,840	24.92
Forfeited	(2,375)	(29.74)

Nonvested at March 31, 2008	858,804	27.63

Total stock-based compensation expense recognized for stock options and restricted stock for the three months ended March 31, 2008 totaled $1.2 million, net of taxes of $624,000, and totaled

$1.1 million, net of taxes of $582,000 for the three months ended March 31, 2007. At March 31, 2008, pre-tax compensation cost related to all nonvested awards of options and restricted stock not yet recognized totaled $17.9 million and will be recognized over a weighted average period of approximately 3.5 years.

4. Pension Plans and Other Postretirement Benefits

The following table sets forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan.

	Pension Benefits		Other Postretirement Benefits

	For the Three Months Ended March 31,		For the Three Months Ended March 31,

(In Thousands)	2008	2007	2008	2007

Service cost	$771	$872	$71	$132
Interest cost	2,775	2,629	257	274
Expected return on plan assets	(3,164)	(3,212)	-	-
Amortization of prior service cost (credit)	76	91	(25)	42
Recognized net actuarial loss (gain)	249	478	(36)	-

Net periodic cost	$707	$858	$267	$448

5. Premises and Equipment, net

Included in premises and equipment, net, is an office building with a net carrying value of $18.5 million which is classified as held-for-sale as of March 31, 2008. The office building, located in Lake Success, New York, formerly housed our lending operations, which were relocated in March 2008 to a facility which we currently lease in Mineola, New York. We performed an impairment analysis of the building and determined that the estimated fair value of the building exceeds the net carrying value and, as such, there is no impairment. Since the building is classified as held-for-sale, no future depreciation expense will be recorded.

6. Fair Value Measurement of Assets and Liabilities

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards, or SFAS, No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS No. 157 was issued to increase consistency and comparability in reporting fair values. Our adoption of SFAS No. 157 did not have a material impact on our financial condition or results of operations.

The following disclosures, which include certain disclosures which are generally not required in interim period financial statements, are included herein as a result of our adoption of SFAS No. 157.

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as mortgage servicing rights, or MSR, loans receivable and real estate owned, or REO. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets. Additionally, in connection with our mortgage banking activities we have commitments to fund loans held for sale and commitments to sell loans, which are considered free-standing derivative instruments, the fair values of which are not material to our financial condition or results of operations.

In accordance with SFAS No. 157, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

•

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

Securities available-for-sale

Our available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Approximately 94% of our securities available-for-sale portfolio consists of mortgage-backed securities. The fair values for substantially all of these securities are obtained from an independent nationally recognized pricing service. We use third party brokers to obtain prices for a small portion of the portfolio that we are not able to price using our third party pricing service. Our independent pricing service and third party brokers provide us with prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The remaining 6% of our securities available-for-sale portfolio is comprised primarily of Freddie Mac and Fannie Mae equity securities for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at March 31, 2008.

	Carrying Value at March 31, 2008

(In Thousands)	Total	Level 1	Level 2	Level 3

Securities available-for-sale	$1,345,240	$77,976	$1,267,264	$-

Following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

MSR, net

MSR are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.

Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. Fair value is estimated through current appraisals, where practical, or a drive-by inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and adjusted as necessary by management to reflect current market conditions and, as such, is classified as Level 3.

REO, net

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried, net of allowances for losses, at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker. As these properties are actively marketed, estimated fair value is periodically adjusted by management to reflect current market conditions and, as such, is classified as Level 3.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2008.

					Total Losses For the Three Months Ended March 31, 2008
	Carrying Value at March 31, 2008

(In Thousands)	Total	Level 1	Level 2	Level 3

MSR, net	$12,273	$-	$-	$12,273	$(3)
Impaired loans (1)	5,713	-	-	5,713	(2,171)
REO, net (2)	7,913	-	-	7,913	(1,138)

Total	$25,899	$-	$-	$25,899	$(3,312)

(1)	Losses for the three months ended March 31, 2008 were charged against the allowance for loan losses.

(2)

Losses for the three months ended March 31, 2008 were charged against the allowance for loan losses, in the case of a first write-down, upon the transfer of a loan to REO. All other losses for the three months ended March 31, 2008 were charged to REO expense.

7. Goodwill Litigation

We are a party to two actions against the United States, involving assisted acquisitions made in the early 1980’s and supervisory goodwill accounting utilized in connection therewith, or goodwill litigation, which could result in a gain.

In one of the actions, entitled The Long Island Savings Bank, FSB et al vs. The United States, the U.S. Court of Federal Claims, or the Court of Federal Claims, rendered a decision on September 15, 2005 awarding us $435.8 million in damages from the U.S. Government. No portion of the $435.8 million award was recognized in our consolidated financial statements. On February 1, 2007, the United States Court of Appeals for the Federal Circuit, or the Court of Appeals, reversed such award. On April 2, 2007, we filed a petition for rehearing or rehearing en banc. Acting en banc, the Court of Appeals returned the case to the original panel of judges for revision. The panel, on September 13, 2007, withdrew and vacated its earlier opinion and issued a new decision. This decision also reversed the award of $435.8 million in damages awarded to us by the Court of Federal Claims. We again filed with the Court of Appeals a petition for rehearing or rehearing en banc. On December 28, 2007, the Court of Appeals denied our petition. We have filed a petition for a Writ of Certiorari with the Supreme Court of the United States.

The other action is entitled Astoria Federal Savings and Loan Association vs. United States. The trial in this action took place during 2007 before the Court of Federal Claims. The Court of Federal Claims, by decision filed on January 8, 2008, awarded to us $16.0 million in damages from the U.S. Government. No portion of the $16.0 million award was recognized in our consolidated financial statements. The U.S. Government has filed a Notice of Appeal in such action.

The ultimate outcomes of the two actions pending against the United States and the timing of such outcomes are uncertain and there can be no assurance that we will benefit financially from such litigation. Legal expense related to these two actions has been recognized as it has been incurred.

8. Impact of Accounting Standards and Interpretations

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. At the effective date, an entity may elect the fair value option for eligible items that exist at that date and report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Subsequent to the effective date, unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards. Upon adoption, we did not elect the fair value option for eligible items that existed at January 1, 2008.

Effective January 1, 2008, we adopted Emerging Issues Task Force, or EITF, Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” which clarifies the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings under revised SFAS No. 123, “Share-Based Payment.” The EITF concluded that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital. Our adoption of EITF Issue No. 06-11 did not have a material impact on our financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for; and (3) how such items affect an entity’s financial position, performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 also encourages, but does not require, disclosures for earlier periods presented for comparative purposes at initial adoption. Since the provisions of SFAS No. 161 are disclosure related, our adoption of SFAS No. 161 will not have an impact on our financial condition or results of operations.

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

The national economy continues to border on, if not already having entered into, a recession and the housing and real estate markets continue to decline. The current operating environment is the result of the significant disruption and volatility in the financial and capital market places which began in the second half of 2007 and continued into the first quarter of 2008. Due to concerns over the economy, the Federal Open Market Committee, or FOMC, reduced the federal funds rate by 100 basis points during the second half of 2007 and by 200 basis points during the 2008 first quarter. These actions have resulted in a more positively sloped yield curve, as well as a reduction in mortgage loan rates, particularly by lenders participating in the jumbo hybrid adjustable rate mortgage, or ARM, market. This decrease in mortgage rates during the 2008 first quarter led to a significant increase in the levels of residential mortgage loan prepayments.

Total assets decreased during the three months ended March 31, 2008, primarily due to decreases in our loan and securities portfolios, partially offset by an increase in federal funds sold and repurchase agreements. The decrease in our loan portfolio was primarily a result of the significantly elevated levels of residential mortgage loan prepayments which exceeded our mortgage loan origination and purchase volume during the first three months of 2008. With respect to our mortgage loan origination and purchase volume during the 2008 first quarter, we experienced considerable fallout (the percentage of loan applications received which do not result in loan originations) from our mortgage loan application pipeline which existed at December 31, 2007 due primarily to the rapid decline in market interest rates, coupled with the further tightening of our underwriting standards in late 2007 and early 2008. The decrease in our securities portfolio is consistent with our strategy during 2007 of reducing this portfolio through normal cash flow. The increase in federal funds sold and repurchase agreements reflects the impact of cash flows from loan and securities repayments in excess of mortgage loan originations and purchases.

Total deposits decreased slightly during the three months ended March 31, 2008. Decreases in Liquid CDs, savings accounts and money market accounts were partially offset by increases in certificates of deposit and NOW and demand deposit accounts. We continue to experience intense competition for deposits. Certain larger financial institutions continue to offer retail deposits at above market rates. We have continued to maintain our deposit pricing discipline, which has resulted in net deposit outflows. Our borrowings portfolio decreased from December 31, 2007, as we deployed excess cash flows from loan and securities repayments to reduce short-term borrowings during the 2008 first quarter.

Net income, the net interest margin and the net interest rate spread for the three months ended March 31, 2008 decreased compared to the three months ended March 31, 2007. The decrease in net income was primarily due to a decrease in net interest income and an increase in provision for loan losses. The decreases in net interest income, the net interest margin and the net interest rate spread were primarily the result of the increase in interest expense on borrowings. Although interest income on one-to-four family mortgage loans increased for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, net income, net interest income, the net interest margin and the net interest rate spread were negatively impacted by accelerated loan premium amortization resulting from the substantial increase in mortgage loan prepayments. The provision for loan losses recorded during the three months ended March 31, 2008, reflects the increase in and composition of our delinquencies, non-performing loans and net loan charge-offs, as well as our evaluation of the housing and real estate markets and the overall economic environment. Although we have never actively participated in high-risk subprime residential lending, as a geographically diversified residential lender, we are not immune to negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing industry nationally.

We anticipate the yield curve will remain positively sloped for the remainder of 2008 providing opportunities for earnings growth and an expansion of our net interest margin. We expect that the net interest margin will expand in the 2008 second quarter as we increasingly realize the benefit of the repricing of maturing deposit and borrowing liabilities with existing rates that are above current market rates. The expected benefits from this repricing may be partially offset by additional loan premium amortization should mortgage loan prepayments accelerate from the level we experienced during the 2008 first quarter. However, we anticipate that loan growth should resume in the 2008 second quarter based on the significant increase in the mortgage loan application pipeline at March 31, 2008 compared to December 31, 2007. The mortgage loan application pipeline at March 31, 2008 includes loans submitted under our more stringent underwriting standards and with interest rates at or near current market rates, which we expect will lead to a reduction in fallout from our mortgage loan application pipeline. Deposit growth will remain a focus; however, in the near term, if competitive pricing continues, we expect to fund some of our loan growth with lower cost borrowings. We anticipate our asset quality should remain strong as we maintain our conservative underwriting standards. However, due to overall economic conditions and conditions in the real estate market, our non-performing loans and credit costs could increase somewhat during the remainder of 2008. Our tangible capital ratio target remains between 4.50% and 4.75%.

Available Information

Our internet website address is www.astoriafederal.com. Financial information, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, can be obtained free of charge from our Investor Relations website at http://ir.astoriafederal.com. The above reports are available on our website immediately after they are electronically filed with or furnished to the SEC. Such reports are also available on the SEC’s website at www.sec.gov/edgar/searchedgar/webusers.htm.

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of our 2007 Annual Report on Form 10-K, as supplemented by this report, contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition. These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors. The following description of these policies should be read in conjunction with the corresponding section of our 2007 Annual Report on Form 10-K.

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

Loan reviews are completed quarterly for all loans individually classified by our Asset Classification Committee. Individual loan reviews are generally completed annually for multi-family, commercial real estate and construction loans in excess of $2.5 million, commercial business loans in excess of $200,000, one-to-four family loans in excess of $1.0 million and debt restructurings. In addition, we generally review annually at least fifty percent of the outstanding balances of multi-family, commercial real estate and construction loans to single borrowers with concentrations in excess of $2.5 million.

The primary considerations in establishing specific valuation allowances are the current estimated value of a loan’s underlying collateral and the loan’s payment history. We update our estimates of collateral value when loans are individually classified by our Asset Classification Committee as either substandard or doubtful, as well as for special mention and watch list loans in excess of $2.5 million, for one-to-four family loans which are 180 days delinquent and certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral. Updated estimates of collateral value are obtained through appraisals, where practical. In instances where we have not taken possession of the property or do not otherwise have access to the premises and, therefore, cannot obtain a complete appraisal, an estimated value of the property is obtained based primarily on a drive-by inspection and a comparison of the property securing the loan with similar properties in the area, by either a licensed appraiser or real estate broker for one-to-four family properties. For multi-family and commercial real estate properties, our internal Asset Review personnel estimate the collateral value based on an internal cash flow analysis, coupled with, in most cases, a drive-by inspection of the property. Other current and anticipated economic conditions on which our specific valuation allowances rely are the impact that national and/or local economic and business conditions may have on borrowers, the impact that local real estate markets may have on collateral values, the level and direction of interest rates and their combined effect on real estate values and the ability of borrowers to service debt. For multi-family and commercial real estate loans, additional factors specific to a borrower or the underlying collateral are considered. These factors include, but are not limited to, the composition of tenancy, occupancy levels for the property, cash flow estimates and the existence of personal guarantees. We also review all regulatory notices, bulletins and memoranda with the purpose of identifying upcoming changes in regulatory conditions which may impact our calculation of specific valuation allowances. The Office of Thrift Supervision, or OTS, periodically reviews our reserve methodology during regulatory examinations and any comments regarding changes to reserves or loan classifications are considered by management in determining valuation allowances.

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

General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike specific allowances, have not been allocated to particular loans. The determination of the adequacy of the general valuation allowance takes into consideration a variety of factors. We segment our loan portfolio into like categories by composition and size and perform analyses against each category. These include historical loss experience and delinquency levels and trends. We analyze our historical loan loss experience by category (loan type) over 3, 5, 10, 12 and 16-year periods. Losses within each loan category are stress tested by applying the highest level of charge-offs and the lowest amount of recoveries as a percentage of the average portfolio balance during those respective time horizons. The resulting range of allowance percentages is used as an integral part of our judgment in developing estimated loss percentages to apply to the portfolio. We also consider the size, composition, risk profile, delinquency levels and cure rates of our portfolio, as well as our credit administration and asset management philosophies and procedures. We monitor property value trends in our market areas by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our general valuation allowances. In determining our allowance coverage percentages for non-performing loans, we consider our historical loss experience with respect to the ultimate disposition of the underlying collateral. In addition, we evaluate and consider the impact that existing and projected economic and market conditions may have on the portfolio, as well as known and inherent risks in the portfolio.

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

During the 2008 first quarter, the continued decline in the housing and real estate markets, as well as the overall economic environment, continued to contribute to an increase in our non-performing loans and net loan charge-offs. However, our 2008 analyses did not result in any change in our methodology for determining our general and specific valuation allowances or our emphasis on the factors that we consider in establishing such allowances. Accordingly, such analyses did not indicate that any material changes in our allowance coverage percentages were required. Effective January 1, 2008, we have revised our presentation of non-performing mortgage loans to report mortgage loans which have missed only two payments as 60-89 days delinquent instead of as non-accrual, which had been our previous practice. For further discussion of this change in presentation, see “Asset Quality - Non-Performing Assets.” At March 31, 2008, substantially all of the loans reported as 60-89 days delinquent would have been reported as non-accrual under the previous presentation. This migration did not have a significant impact on the evaluation of the allowance for loan losses. However, based on our evaluation of the current real estate and housing markets, the overall economic environment, and the increase in and composition of our delinquencies, non-performing loans and net loan charge-offs, we determined that a provision for loan losses of $4.0 million was warranted for the three months ended March 31, 2008. The balance of our allowance for loan losses was $80.1 million at March 31, 2008 and $78.9 million at December 31, 2007 and represents management’s best estimate of the probable inherent losses in our loan portfolio at the respective dates.

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

For additional information regarding our allowance for loan losses, see “Provision for Loan Losses” and “Asset Quality” in this document and Part II, Item 7, “MD&A,” in our 2007 Annual Report on Form 10-K.

Valuation of MSR

The initial asset recognized for originated MSR is measured at fair value. The fair value of MSR is estimated by reference to current market values of similar loans sold servicing released. MSR are amortized in proportion to and over the period of estimated net servicing income. MSR are assessed for impairment based on fair value at each reporting date. Impairment exists if the carrying value of MSR exceeds the estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations. MSR impairment, if any, is recognized in a valuation allowance through charges to earnings. Increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance.

At March 31, 2008, our MSR, net, had an estimated fair value of $12.3 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.55%, a weighted average constant prepayment rate on mortgages of 15.21% and a weighted average life of 4.6 years. At December 31, 2007, our MSR, net, had an estimated fair value of $12.9 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.52%, a weighted average constant prepayment rate on mortgages of 13.45% and a weighted average life of 5.1 years.

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions generally have the most significant impact on the fair value of our MSR. In general, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR. Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time. Assuming an increase in interest rates of 100 basis points at March 31, 2008, the estimated fair value of our MSR would have been $3.8 million greater. Assuming a decrease in interest rates of 100 basis points at March 31, 2008, the estimated fair value of our MSR would have been $5.8 million lower.

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

At March 31, 2008, the carrying amount of our goodwill totaled $185.2 million. On September 30, 2007 we performed our annual goodwill impairment test and determined the fair value of our reporting unit to be in excess of its carrying amount by $1.35 billion, using the quoted market price of our common stock on our impairment testing date as the basis for determining the fair value. Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.

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

Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a government sponsored enterprise, or GSE, as issuer. GSE issuance mortgage-backed securities comprised 92% of our securities portfolio at March 31, 2008. Non-GSE issuance mortgage-backed securities at March 31, 2008 comprised 6% of our securities portfolio and had an amortized cost of $255.8 million. Based on the disclosure documents for our non-GSE issuance securities, none were backed by pools consisting primarily of subprime mortgage loans. Substantially all of our non-GSE issuance securities have a AAA credit rating and they have performed similarly to our GSE issuance securities. While the current mortgage market conditions reflecting credit quality concerns might significantly impact lower grade securities, the impact on our non-GSE securities has not been significant. Based on the high quality of our investment portfolio, current market conditions have not significantly impacted the pricing of our portfolio or our ability to obtain reliable prices.

The fair value of our investment portfolio is primarily impacted by changes in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income. At March 31, 2008, we had 118 securities with an estimated fair value totaling $1.79 billion which had an unrealized loss totaling $44.9 million. Primarily all of these securities are guaranteed by a GSE as issuer. Of the securities in an unrealized loss position at March 31, 2008, $1.03 billion, with an unrealized loss of $34.9 million, have been in a continuous unrealized loss position for more than twelve months. At March 31, 2008, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the estimated remaining life and high credit quality of the investments and our ability and intent to hold these investments until there is a full recovery of the unrealized loss, which may be until maturity. There were no other-than-temporary impairment write-downs during the three months ended March 31, 2008.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. Principal payments on loans and securities totaled $1.37 billion for the three months ended March 31, 2008 and $1.03 billion for the three months ended March 31, 2007. The net increase in loan and securities repayments for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, was primarily the result of an increase in loan repayments, due primarily to significantly elevated levels of residential mortgage loan prepayments from refinance activity due to the decline in mortgage rates, partially offset by a decrease in securities repayments.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $83.6 million during the three months ended March 31, 2008 and $64.0 million during the three months ended March 31, 2007. Deposits decreased $45.9 million during the three months ended March 31, 2008 and increased $198.0 million during the three months ended March 31, 2007. The net decrease in deposits during the three months ended March 31, 2008 was primarily due to decreases in Liquid CDs, savings accounts and money market accounts, partially offset by increases in certificates of deposit and NOW and demand deposit accounts. Certain larger financial institutions continue to offer retail deposits at above market rates. We have maintained our deposit pricing discipline, which has resulted in net deposit outflows. The net increase in deposits for the three months ended March 31, 2007 was primarily attributable to increases in Liquid CDs and certificates of deposit as a result of the success of our marketing efforts and competitive pricing strategies which focused on attracting these types of deposits, coupled with a modest increase in NOW and demand deposit accounts.

Net borrowings decreased $332.8 million during the three months ended March 31, 2008 and $439.8 million during the three months ended March 31, 2007. The decrease in net borrowings during the three months ended March 31, 2008 was primarily the result of cash flows from mortgage loan and securities repayments exceeding mortgage loan originations and purchases. The decrease in net borrowings during the three months ended March 31, 2007 was the result of cash flows from deposit growth and securities repayments exceeding mortgage loan growth.

Our primary use of funds is for the origination and purchase of mortgage loans. Gross mortgage loans originated and purchased during the three months ended March 31, 2008 totaled $740.8 million, of which $682.6 million were originations and $58.2 million were purchases. This compares to gross mortgage loans originated and purchased during the three months ended March 31, 2007 totaling $896.0 million, of which $800.8 million were originations and $95.2 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $35.9 million during the three months ended March 31, 2008 and $61.3 million during the three months ended March 31, 2007. The decrease in mortgage loan originations was the result of decreases in both one-to-four family mortgage loan originations and multi-family and commercial real estate loan originations. The decrease in one-to-four family loan originations was a result of considerable fallout from the mortgage loan application pipeline which existed at December 31, 2007, due primarily to the rapid decline in market interest rates during the 2008 first quarter, coupled with the further tightening of our underwriting standards in late 2007 and early 2008. The decrease in multi-family and commercial real estate originations is the result of current market pricing for multi-family and commercial real estate loans which we do not believe supports aggressively pursuing such loans given the additional risks associated with this type of lending, and, therefore, as of March 31, 2008 we were only originating multi-family and commercial real estate loans in the New York metropolitan area which includes New York, New Jersey and Connecticut.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and federal funds sold and repurchase agreements, our most liquid assets, increased $292.0 million to $410.2 million at March 31, 2008, from $118.2 million at December 31, 2007. This increase was primarily the result of cash flows from loan and securities repayments exceeding mortgage loan originations and purchases. We expect to redeploy this additional liquidity into originations and purchases of loans and, to a lesser extent, purchases of securities and repayment of certain borrowings as they mature. At March 31, 2008, we have $2.20 billion in borrowings with a weighted average rate of 4.91% maturing over the next twelve months. We have the flexibility to either repay or rollover these borrowings as they mature. The continued disruption in the credit markets has not impacted our ability to engage in ordinary course borrowings. In addition, we have $7.60 billion in certificates of deposit and Liquid CDs with a weighted average rate of 4.32% maturing over the next twelve months. We expect to retain or replace a significant portion of such deposits based on our competitive pricing and historical experience.

The following table details our borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates at March 31, 2008.

	Borrowings			Certificates of Deposit and Liquid CDs

(Dollars in Millions)	Amount		Weighted Average Rate	Amount	Weighted Average Rate

Contractual Maturity:
Six months or less	$1,700		5.32%	$5,853	4.31%
Seven to twelve months	500		3.51	1,744	4.36
Thirteen to thirty-six months	1,350		4.28	1,282	4.75
Thirty-seven to sixty months	1,225	(1)	4.72	415	4.86
Over sixty months	2,079	(2)	4.24	15	4.31

Total	$6,854		4.55%	$9,309	4.40%

(1)

Includes $100.0 million of borrowings, with a rate of 5.02%, which are callable by the counterparty within the next six months and at various times thereafter, $225.0 million of borrowings, with a weighted average rate of 4.55%, which are callable by the counterparty within the next seven to twelve months and at various times thereafter, and $650.0 million of borrowings, with a weighted average rate of 4.33%, which are callable within the next thirteen to thirty-six months and at various times thereafter.

(2)

Includes $1.00 billion of borrowings, with a weighted average rate of 4.21%, which are callable by the counterparty within the next six months and at various times thereafter, $600.0 million of borrowings, with a weighted average rate of 3.97%, which are callable by the counterparty within the next seven to twelve months and at various times thereafter, and $350.0 million of borrowings, with a weighted average rate of 2.80%, which are callable by the counterparty within the next thirteen to thirty-six months and at various times thereafter.

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

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of principal and interest on its debt obligations and repurchases of common stock. Astoria Financial Corporation paid interest on its debt obligations totaling $767,000 during the three months ended March 31, 2008. Our payment of dividends and repurchases of our common stock totaled $30.9 million during the three months ended March 31, 2008. Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal. Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation. During the three months ended March 31, 2008, Astoria Federal paid dividends to Astoria Financial Corporation totaling $33.0 million.

On March 3, 2008, we paid a quarterly cash dividend of $0.26 per share on shares of our common stock outstanding as of the close of business on February 15, 2008 totaling $23.5 million. On April 16, 2008, we declared a quarterly cash dividend of $0.26 per share on shares of our common stock payable on June 2, 2008 to stockholders of record as of the close of business on May 15, 2008.

On April 18, 2007, our Board of Directors approved our twelfth stock repurchase plan authorizing the purchase of 10,000,000 shares, or approximately 10% of our common stock outstanding, in open-market or privately negotiated transactions. During the three months ended March 31, 2008, we repurchased 290,000 shares of our common stock, at an aggregate cost of $7.4 million. In total, as of March 31, 2008, we repurchased 1,427,700 shares of our common stock, at an aggregate cost of $36.2 million, under our twelfth stock repurchase plan. For further information on our common stock repurchases, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

See “Financial Condition” for a further discussion of the changes in stockholders’ equity.

At March 31, 2008, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.72%, leverage capital ratio of 6.72% and total risk-based capital ratio of 12.38%. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%. As of March 31, 2008, Astoria Federal continues to be a well capitalized institution.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit. Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments. Commitments to sell loans totaled $33.3 million at March 31, 2008. The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations. We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2007.

The following table details our contractual obligations at March 31, 2008.

	Payments due by period

(In Thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Contractual Obligations:
Borrowings with original terms greater than three months	$6,853,866	$2,200,000	$1,350,000	$1,225,000	$2,078,866
Commitments to originate and purchase loans (1)	596,544	596,544	-	-	-
Commitments to fund unused lines of credit (2)	387,395	387,395	-	-	-

Total	$7,837,805	$3,183,939	$1,350,000	$1,225,000	$2,078,866

(1)	Commitments to originate and purchase loans include commitments to originate loans held-for-sale of $27.8 million.

(2)	Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions as well as contingent liabilities related to assets sold with recourse and standby letters of credit. These liabilities and contingent liabilities as of March 31, 2008 have not changed significantly from December 31, 2007.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “MD&A,” in our 2007 Annual Report on Form 10-K.

Loan Portfolio

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

	At March 31, 2008		At December 31, 2007

(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total

Mortgage loans (gross):
One-to-four family	$11,275,550	72.32%	$11,628,270	72.51%
Multi-family	2,894,739	18.57	2,945,546	18.36
Commercial real estate	1,010,726	6.48	1,031,812	6.43
Construction	67,850	0.44	77,723	0.48

Total mortgage loans	15,248,865	97.81	15,683,351	97.78

Consumer and other loans (gross):
Home equity	310,302	1.99	320,884	1.99
Commercial	17,082	0.11	20,494	0.13
Other	14,637	0.09	15,443	0.10

Total consumer and other loans	342,021	2.19	356,821	2.22

Total loans (gross)	15,590,886	100.00%	16,040,172	100.00%
Net unamortized premiums and deferred loan costs	110,663		114,842

Total loans	15,701,549		16,155,014
Allowance for loan losses	(80,083)		(78,946)

Total loans, net	$15,621,466		$16,076,068

Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At March 31, 2008		At December 31, 2007

(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Securities available-for-sale:
Mortgage-backed securities:
REMICs and CMOs (1):
GSE issuance	$1,198,240	$1,180,904	$1,184,629	$1,138,139
Non-GSE issuance	38,651	35,919	40,726	38,381
GSE pass-through certificates	49,202	50,441	51,992	53,202

Total mortgage-backed securities	1,286,093	1,267,264	1,277,347	1,229,722
FHLMC preferred and FNMA common stock	83,011	77,926	83,011	83,034
Other securities	50	50	550	550

Total securities available-for-sale	$1,369,154	$1,345,240	$1,360,908	$1,313,306

Securities held-to-maturity:
Mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$2,685,952	$2,699,890	$2,822,089	$2,784,400
Non-GSE issuance	217,168	206,452	227,278	220,353
GSE pass-through certificates	1,896	1,999	2,108	2,192

Total mortgage-backed securities	2,905,016	2,908,341	3,051,475	3,006,945
Obligations of states and political subdivisions	5,974	5,974	6,069	6,069

Total securities held-to-maturity	$2,910,990	$2,914,315	$3,057,544	$3,013,014

(1)	Real estate mortgage investment conduits and collateralized mortgage obligations

Comparison of Financial Condition as of March 31, 2008 and December 31, 2007 and Operating Results for the Three Months Ended March 31, 2008 and 2007

Financial Condition

Total assets decreased $265.2 million to $21.45 billion at March 31, 2008, from $21.72 billion at December 31, 2007. The decrease in total assets primarily reflects decreases in loans receivable and securities, partially offset by an increase in federal funds sold and repurchase agreements.

Our total loan portfolio decreased $453.5 million to $15.70 billion at March 31, 2008, from $16.16 billion at December 31, 2007. This decrease was a result of the levels of repayments outpacing our mortgage loan origination and purchase volume during the three months ended March 31, 2008.

Mortgage loans, net, decreased $438.2 million to $15.35 billion at March 31, 2008, from $15.79 billion at December 31, 2007. This decrease was primarily due to a decrease in our one-to-four family mortgage loan portfolio resulting from significantly elevated levels of residential mortgage loan prepayments which exceeded our mortgage loan origination and purchase volume during the three months ended March 31, 2008. Mortgage loan repayments increased to $1.13 billion for the three months ended March 31, 2008, from $695.9 million for the three months ended March 31, 2007. The increase in mortgage loan repayments is primarily due to a decrease in interest rates and increased refinancing activity. Gross mortgage loans originated and purchased during the three months ended March 31, 2008 totaled $740.8 million, of which $682.6 million were originations and $58.2 million were purchases. This compares to gross mortgage loans originated and purchased during the three months ended March 31, 2007 totaling $896.0 million, of which $800.8 million were originations and $95.2 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $35.9 million during the three months ended March 31, 2008 and $61.3 million during the three months ended March 31, 2007.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans decreased $352.7 million to $11.28 billion at March 31, 2008, from $11.63 billion at December 31, 2007, and represented 72.3% of our total loan portfolio at March 31, 2008. One-to-four family loan originations and purchases totaled $673.5 million for the three months ended March 31, 2008 and $760.0 million for the three months ended March 31, 2007. The decrease in one-to-four family mortgage loan originations was the result of considerable fallout from our mortgage loan application pipeline which existed at December 31, 2007, which reflects the effect of the rapid decline in market interest rates during the 2008 first quarter, including a decline in mortgage loan rates by lenders participating in the jumbo hybrid ARM market, coupled with the tightening of our underwriting standards in late 2007 and early 2008. During the three months ended March 31, 2008, the loan-to-value ratio of our one-to-four family mortgage loan originations and purchases for portfolio averaged 58% and the loan amount averaged approximately $640,000.

Our multi-family mortgage loan portfolio decreased $50.8 million to $2.89 billion at March 31, 2008, from $2.95 billion at December 31, 2007. Our commercial real estate loan portfolio decreased $21.1 million to $1.01 billion at March 31, 2008, from $1.03 billion at December 31, 2007. Multi-family and commercial real estate loan originations totaled $67.2 million for the three months ended March 31, 2008 and $134.0 million for the three months ended March 31, 2007. As previously discussed, we do not believe that current market pricing for multi-family and commercial real estate loans supports aggressively pursuing such loans given the additional risks associated with this type of lending. During the three months ended March 31, 2008, the loan-to-value ratio of our combined multi-family and commercial real estate loan originations averaged 62% and the loan amount averaged approximately $1.5 million.

Our construction loan portfolio decreased $9.8 million to $67.9 million at March 31, 2008, from $77.7 million at December 31, 2007. This decrease is primarily the result of our decision to not pursue these types of loans in the current real estate market. Our consumer and other loan portfolio decreased $14.8 million to $342.0 million at March 31, 2008, from $356.8 million at December 31, 2007. This decrease is primarily the result of more stringent underwriting standards implemented in the 2007 fourth quarter, coupled with our decision to not aggressively pursue the origination of home equity lines of credit.

Securities decreased $114.6 million to $4.26 billion at March 31, 2008, from $4.37 billion at December 31, 2007. This decrease was primarily the result of principal payments received of $195.9 million, partially offset by purchases of $57.0 million and a net increase of $23.7 million in the fair value of our securities available-for-sale. We may continue to purchase securities to offset a portion of principal payments received thereby limiting the future reductions in this portfolio. At March 31, 2008, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities. The amortized cost of our fixed rate REMICs and CMOs totaled $4.13 billion at March 31, 2008 and had a weighted average current coupon of 4.27%, a weighted average collateral coupon of 5.72% and a weighted average life of 2.8 years. Federal funds sold and repurchase agreements increased $311.0 million to $335.2 million at March 31, 2008, from $24.2 million at December 31, 2007. This increase reflects the impact of cash flows from loan and securities repayments in excess of mortgage loan originations and purchases.

Deposits decreased $45.9 million to $13.00 billion at March 31, 2008, from $13.05 billion at December 31, 2007, primarily due to decreases in Liquid CDs, savings accounts and money market accounts, partially offset by increases in certificates of deposit and NOW and demand deposit accounts. We continue to experience intense competition for deposits. Certain larger financial institutions continue to offer retail deposits at above market rates. We have continued to maintain our deposit pricing discipline, which has resulted in net deposit outflows. Liquid CDs decreased $57.0 million, since December 31, 2007, to $1.39 billion at March 31, 2008. Savings accounts decreased $13.2 million since December 31, 2007 to $1.88 billion at March 31, 2008. Money market accounts decreased $12.9 million since December 31, 2007 to $321.0 million at March 31, 2008. Certificates of deposit increased $20.5 million, since December 31, 2007, to $7.92 billion at March 31, 2008. NOW and demand deposit accounts increased $16.7 million since December 31, 2007 to $1.50 billion at March 31, 2008.

Total borrowings, net, decreased $332.8 million to $6.85 billion at March 31, 2008, from $7.18 billion at December 31, 2007. The net decrease in total borrowings was primarily the result of cash flows from mortgage loan and securities repayments exceeding mortgage loan originations and purchases during the three months ended March 31, 2008. For additional information, see “Liquidity and Capital Resources.”

Stockholders’ equity increased $19.1 million to $1.23 billion at March 31, 2008, from $1.21 billion at December 31, 2007. The increase in stockholders’ equity was the result of net income of $28.9 million, other comprehensive income, net of tax, of $15.5 million, which was primarily due to the net increase in the fair value of our securities available-for-sale, stock-based compensation and the allocation of shares held by the employee stock ownership plan, or ESOP, of $4.2 million and the effect of stock options exercised and related tax benefit of $1.3 million. These increases were partially offset by dividends declared of $23.5 million and common stock repurchased of $7.4 million.

Results of Operations

General

Net income for the three months ended March 31, 2008 decreased $6.9 million to $28.9 million, from $35.8 million for the three months ended March 31, 2007. Diluted earnings per common share decreased to $0.32 per share for the three months ended March 31, 2008, from $0.38 per share for the three months ended March 31, 2007. Return on average assets decreased to 0.54% for the three months ended March 31, 2008, from 0.67% for the three months ended March 31, 2007. Return on average stockholders’ equity decreased to 9.46% for the three months ended March 31, 2008, from 11.81% for the three months ended March 31, 2007. Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, decreased to 11.15% for the three months ended March 31, 2008, from 13.93% for the three months ended March 31, 2007. The decreases in these returns were primarily due to the decrease in net income.

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

For the three months ended March 31, 2008, net interest income decreased $6.7 million to $80.8 million, from $87.5 million for the three months ended March 31, 2007. The net interest margin decreased to 1.57% for the three months ended March 31, 2008, from 1.71% for the three months ended March 31, 2007. The net interest rate spread decreased to 1.46% for the three months ended March 31, 2008, from 1.60% for the three months ended March 31, 2007. The decreases in net interest income, the net interest margin and the net interest rate spread for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, were primarily the result of an increase in interest expense on borrowings. The increase in interest expense on borrowings was the result of an increase in the average balance of borrowings due to our use of borrowings to fund some of our loan growth during the second half of 2007, coupled with an increase in the average cost of borrowings. Although interest income on one-to-four family mortgage loans increased for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, net interest income, the net interest margin and the net interest rate spread were negatively impacted by accelerated loan premium amortization resulting from the substantial increase in mortgage loan prepayments. The average balance of net interest-earning assets decreased slightly to $601.1 million for the three months ended March 31, 2008, from $603.5 million for the three months ended March 31, 2007.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2008 and 2007. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended March 31,

	2008				2007

(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost

				(Annualized)				(Annualized)

Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$11,621,739		$153,598	5.29%	$10,386,038		$136,516	5.26%
Multi-family, commercial real estate and construction	4,005,674		60,315	6.02	4,228,924		64,670	6.12
Consumer and other loans (1)	356,057		5,432	6.10	430,961		8,194	7.61

Total loans	15,983,470		219,345	5.49	15,045,923		209,380	5.57
Mortgage-backed and other securities (2)	4,296,912		47,893	4.46	5,230,750		59,015	4.51
Federal funds sold and repurchase agreements	94,168		636	2.70	74,480		976	5.24
FHLB-NY stock	196,115		4,222	8.61	148,670		2,598	6.99

Total interest-earning assets	20,570,665		272,096	5.29	20,499,823		271,969	5.31

Goodwill	185,151				185,151
Other non-interest-earning assets	784,963				759,771

Total assets	$21,540,779				$21,444,745

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$1,874,158		1,888	0.40	$2,099,668		2,087	0.40
Money market	323,951		804	0.99	421,912		1,037	0.98
NOW and demand deposit	1,446,491		312	0.09	1,464,753		211	0.06
Liquid CDs	1,424,505		14,493	4.07	1,524,410		18,536	4.86

Total core deposits	5,069,105		17,497	1.38	5,510,743		21,871	1.59
Certificates of deposit	7,892,672		92,706	4.70	7,699,828		88,487	4.60

Total deposits	12,961,777		110,203	3.40	13,210,571		110,358	3.34
Borrowings	7,007,827		81,107	4.63	6,685,759		74,084	4.43

Total interest-bearing liabilities	19,969,604		191,310	3.83	19,896,330		184,442	3.71

Non-interest-bearing liabilities	348,711				336,204

Total liabilities	20,318,315				20,232,534
Stockholders’ equity	1,222,464				1,212,211

Total liabilities and stockholders’ equity	$21,540,779				$21,444,745

Net interest income/net interest rate spread (3)			$80,786	1.46%			$87,527	1.60%

Net interest-earning assets/net interest margin (4)	$601,061			1.57%	$603,493			1.71%

Ratio of interest-earning assets to interest-bearing liabilities	1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

	Increase (Decrease)

(In Thousands)	Volume	Rate	Net

Interest-earning assets:
Mortgage loans:
One-to-four family	$16,301	$781	$17,082
Multi-family, commercial real estate and construction	(3,326)	(1,029)	(4,355)
Consumer and other loans	(1,290)	(1,472)	(2,762)
Mortgage-backed and other securities	(10,472)	(650)	(11,122)
Federal funds sold and repurchase agreements	214	(554)	(340)
FHLB-NY stock	941	683	1,624

Total	2,368	(2,241)	127

Interest-bearing liabilities:
Savings	(199)	-	(199)
Money market	(244)	11	(233)
NOW and demand deposit	(3)	104	101
Liquid CDs	(1,162)	(2,881)	(4,043)
Certificates of deposit	2,259	1,960	4,219
Borrowings	3,625	3,398	7,023

Total	4,276	2,592	6,868

Net change in net interest income	$(1,908)	$(4,833)	$(6,741)

Interest Income

Interest income totaled $272.1 million for the three months ended March 31, 2008, and $272.0 million for the three months ended March 31, 2007. The average balance of interest-earning assets increased $70.8 million to $20.57 billion for the three months ended March 31, 2008, from $20.50 billion for the three months ended March 31, 2007, which was offset by a decrease in the average yield on interest-earning assets to 5.29% for the three months ended March 31, 2008, from 5.31% for the three months ended March 31, 2007. The increase in the average balance of interest-earning assets was primarily due to an increase in the average balance of mortgage loans, substantially offset by a decrease in the average balance of mortgage-backed and other securities. The decrease in the average yield on interest-earning assets was primarily the result of decreases in the average yields on loans, mortgage-backed and other securities and federal funds sold and repurchase agreements, partially offset by the increase in the average yield on FHLB-NY stock.

Interest income on one-to-four family mortgage loans increased $17.1 million to $153.6 million for the three months ended March 31, 2008, from $136.5 million for the three months ended March 31, 2007, which was primarily the result of an increase of $1.24 billion in the average balance of such loans, coupled with an increase in the average yield to 5.29% for the three months ended March 31, 2008, from 5.26% for the three months ended March 31, 2007. The increase in the average balance of one-to-four family mortgage loans was the result of the strong levels of originations and purchases which outpaced the levels of repayments during 2007. The increase in the average yield on one-to-four family mortgage loans was primarily due to new originations at higher interest rates than the rates on loans repaid during 2007 and the impact of the upward repricing of our ARM loans, substantially offset by the impact of accelerated loan premium amortization as a result of significantly elevated residential mortgage loan repayments. Mortgage loan premium amortization totaled $9.7 million for the three months ended March 31, 2008, compared to $4.8 million for the three months ended March 31, 2007.

Interest income on multi-family, commercial real estate and construction loans decreased $4.4 million to $60.3 million for the three months ended March 31, 2008, from $64.7 million for the three months ended March 31, 2007, which was primarily the result of a decrease of $223.3 million in the average balance of such loans, coupled with a decrease in the average yield to 6.02% for the three months ended March 31, 2008, from 6.12% for the three months ended March 31, 2007. The decrease in the average balance of multi-family, commercial real estate and construction loans reflects the levels of repayments which outpaced the levels of originations over the past year. Our originations of multi-family, commercial real estate and construction loans have declined in recent periods due primarily to the competitive market pricing and our decision to not aggressively pursue such loans under current market conditions. The decrease in the average yield on multi-family, commercial real estate and construction loans reflects a decrease in the weighted average coupon rate of the portfolio. Prepayment penalties totaled $1.6 million for the three months ended March 31, 2008 and $1.8 million for the three months ended March 31, 2007.

Interest income on consumer and other loans decreased $2.8 million to $5.4 million for the three months ended March 31, 2008, from $8.2 million for the three months ended March 31, 2007, primarily due to a decrease in the average yield to 6.10% for the three months ended March 31, 2008, from 7.61% for the three months ended March 31, 2007, coupled with a decrease of $74.9 million in the average balance of the portfolio. The decrease in the average yield on consumer and other loans was primarily the result of a decrease in the average yield on our home equity lines of credit which are adjustable rate loans which generally reset monthly and are indexed to the prime rate which decreased 100 basis points during the second half of 2007 and 200 basis points during the 2008 first quarter. Home equity lines of credit represented 90.7% of this portfolio at March 31, 2008. The decrease in the average balance of consumer and other loans was primarily the result of the continued low levels of consumer demand for home equity lines of credit, coupled with more stringent underwriting standards implemented in the 2007 fourth quarter.

Interest income on mortgage-backed and other securities decreased $11.1 million to $47.9 million for the three months ended March 31, 2008, from $59.0 million for the three months ended March 31, 2007. This decrease was primarily the result of a decrease of $933.8 million in the average balance of the portfolio, coupled with a decrease in the average yield to 4.46% for the three months ended March 31, 2008, from 4.51% for the three months ended March 31, 2007. The decrease in the average balance of mortgage-backed and other securities reflects our previously discussed strategy of reducing the securities portfolio.

Interest income on federal funds sold and repurchase agreements decreased $340,000 to $636,000 for the three months ended March 31, 2008, primarily due to a decrease in the average yield to 2.70% for the three months ended March 31, 2008, from 5.24% for the three months ended March 31, 2007, partially offset by an increase of $19.7 million in the average balance of the portfolio. The decrease in the average yield reflects the FOMC federal funds rate decreases totaling 100 basis points during the second half of 2007 and 200 basis points during the 2008 first quarter. The increase in the average balance of federal funds sold and repurchase agreements reflects the cash flows from loan and securities repayments in excess of mortgage loan originations and purchases. Dividend income on FHLB-NY stock increased $1.6 million to $4.2 million for the three months ended March 31, 2008, primarily due to an increase of $47.4 million in the average balance of FHLB-NY stock, coupled with an increase in the average yield to 8.61% for the three months ended March 31, 2008, from 6.99% for the three months ended March 31, 2007.The increase in the average yield on FHLB-NY stock was the result of an increase in the dividend rate paid by the FHLB-NY. The increase in the average balance of FHLB-NY stock is primarily due to an increase in the levels of FHLB-NY borrowings.

Interest Expense

Interest expense for the three months ended March 31, 2008 increased $6.9 million to $191.3 million, from $184.4 million for the three months ended March 31, 2007. This increase was primarily the result of an increase of $73.3 million in the average balance of interest-bearing liabilities to $19.97 billion for the three months ended March 31, 2008, from $19.90 billion for the three months ended March 31, 2007, coupled with an increase in the average cost of interest-bearing liabilities to 3.83% for the three months ended March 31, 2008, from 3.71% for the three months ended March 31, 2007. The increase in the average balance of interest-bearing liabilities was primarily due to an increase in the average balance of borrowings and certificates of deposit, substantially offset by a decrease in the average balance of core deposits. The increase in the average cost of our interest-bearing liabilities was primarily due to increases in the average cost of borrowings and certificates of deposit, partially offset by a decrease in the average cost of Liquid CDs.

Interest expense on deposits decreased slightly to $110.2 million for the three months ended March 31, 2008, from $110.4 million for the three months ended March 31, 2007, primarily due to decreases in the average cost and average balance of core deposits, primarily Liquid CDs, substantially offset by increases in the average balance and average cost of certificates of deposit. The average balance of total deposits decreased $248.8 million to $12.96 billion for the three months ended March 31, 2008, from $13.21 billion for the three months ended March 31, 2007, primarily due to decreases in the average balances of savings accounts, Liquid CDs, money market accounts and NOW and demand deposit accounts, primarily as a result of continued competition for these types of deposits, partially offset by an increase in the average balance of certificates of deposit. The average cost of total deposits increased to 3.40% for the three months ended March 31, 2008, from 3.34% for the three months ended March 31, 2007, primarily due to the impact of higher interest rates during 2007 on our certificates of deposit, which have a higher average cost and balance than our other deposit products, partially offset by the impact of the decline in short-term interest rates over the past six months on our Liquid CDs.

Interest expense on certificates of deposit increased $4.2 million to $92.7 million for the three months ended March 31, 2008, from $88.5 million for the three months ended March 31, 2007, primarily due to an increase of $192.8 million in the average balance, coupled with an increase in the average cost to 4.70% for the three months ended March 31, 2008, from 4.60% for the three months ended March 31, 2007. The increase in the average balance of certificates of deposit was primarily a result of the success of our marketing efforts and competitive pricing strategies in the first half of 2007 which focused on attracting certificates of deposit. During the second half of 2007, as short-term market interest rates declined, certain larger financial institutions offered retail deposits at above market rates. Although we experienced net deposit outflows in the second half of 2007 as we maintained our pricing discipline, the increase in certificates of deposit during the first half of 2007 was sufficient to result in the increase in the average balance of certificates of deposit for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. The increase in the average cost of certificates of deposit reflects the growth during the first half of 2007, prior to the decline in short-term interest rates. During the three months ended March 31, 2008, $1.79 billion of certificates of deposit, with a weighted average rate of 4.63% and a weighted average maturity at inception of fourteen months, matured and $1.72 billion of certificates of deposit were issued or repriced, with a weighted average rate of 3.64% and a weighted average maturity at inception of seven months.

Interest expense on Liquid CDs decreased $4.0 million to $14.5 million for the three months ended March 31, 2008, from $18.5 million for the three months ended March 31, 2007, primarily due to a decrease in the average cost to 4.07% for the three months ended March 31, 2008, from 4.86% for the three months ended March 31, 2007, coupled with a decrease of $99.9 million in the average balance. The decrease in the average cost of Liquid CDs reflects the decline in short-term interest rates over the past six months. The decrease in the average balance of Liquid CDs is a result of our decision to maintain our pricing strategy over the past six months as short-term interest rates declined and certain other financial institutions offered retail deposits at above market interest rates.

Interest expense on borrowings for the three months ended March 31, 2008 increased $7.0 million to $81.1 million, from $74.1 million for the three months ended March 31, 2007, resulting from an increase of $322.1 million in the average balance, coupled with an increase in the average cost to 4.63% for the three months ended March 31, 2008, from 4.43% for the three months ended March 31, 2007. The increase in the average balance of borrowings was primarily the result of our use of lower cost borrowings to fund some of our loan growth during the second half of 2007. The increase in the average cost of borrowings reflects the upward repricing of borrowings which matured and were refinanced over the past year.

Provision for Loan Losses

We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. Subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that we have ever actively pursued. During the first quarter of 2008, the continued decline in the housing and real estate markets, as well as the overall economic environment, contributed to an increase in our non-performing loans and net loan charge-offs. As a geographically diversified lender, we are not immune to negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing industry nationally. Based on our evaluation of the issues regarding the real estate and housing markets, the overall economic environment, and the increase in and composition of our delinquencies, non-performing loans and net loan charge-offs, we determined that a provision for loan losses was warranted for the three months ended March 31, 2008.

The provision for loan losses totaled $4.0 million for the three months ended March 31, 2008, reflecting the continued higher levels of non-performing loans and net loan charge-offs experienced since the second half of 2007. No provision for loan losses was recorded for the three months ended March 31, 2007. The allowance for loan losses was $80.1 million at March 31, 2008 and $78.9 million at December 31, 2007. The allowance for loan losses as a percentage of non-performing loans decreased to 75.12% at March 31, 2008, from 115.97% at December 31, 2007, primarily due to an increase in non-performing loans. The allowance for loan losses as a percentage of total loans was 0.51% at March 31, 2008 and 0.49% at December 31, 2007. We

believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, delinquencies, charge-off experience and non-accrual and non-performing loans. The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at March 31, 2008 and December 31, 2007.

We review our allowance for loan losses on a quarterly basis. Material factors considered during our quarterly review include our historical loss experience, the composition and direction of loan delinquencies and the impact of current economic conditions. During the three months ended March 31, 2008, net loan charge-offs totaled $2.9 million, or seven basis points of average loans outstanding, annualized, for the three months ended March 31, 2008. This compares to net recoveries of $155,000, during the three months ended March 31, 2007. Net loan charge-offs during the three months ended March 31, 2008 included a $1.5 million charge-off related to a single construction loan.

The composition of our loan portfolio, by property type, has remained relatively consistent over the last several years. At March 31, 2008, our loan portfolio was comprised of 72% one-to-four family mortgage loans, 19% multi-family mortgage loans, 6% commercial real estate loans and 3% other loan categories. Our loan-to-value ratios upon origination are low overall, have been consistent over the past several years and provide some level of protection in the event of default should property values decline. At March 31, 2008, the average loan-to-value ratio of our mortgage loan portfolio was less than 65% based on current principal balances and original appraisal values. However, the markets in which we lend have experienced declines in real estate values which we have taken into account in evaluating our allowance for loan losses.

Our non-performing loans, which are comprised primarily of mortgage loans, increased $38.5 million to $106.6 million, or 0.68% of total loans, at March 31, 2008, from $68.1 million, or 0.42% of total loans, at December 31, 2007. This increase was primarily due to increases in non-performing one-to-four family and multi-family mortgage loans. Despite the increase in non-performing loans at March 31, 2008, our non-performing loans continue to remain at low levels relative to the size of our loan portfolio.

We continue to adhere to prudent underwriting standards. We underwrite our one-to-four family mortgage loans primarily based upon our evaluation of the borrower’s ability to pay. We generally do not obtain updated estimates of collateral value for loans until classified or requested by our Asset Classification Committee or, in the case of one-to-four family loans, when such loans are 180 days delinquent. We monitor property value trends in our market areas to determine what impact, if any, such trends may have on our loan-to-value ratios and the adequacy of the allowance for loan losses. Based on our review of property value trends, including updated estimates of collateral value on classified loans and related loan charge-offs, we believe the current decline in the housing market has had some negative impact on the value of our non-performing loan collateral as of March 31, 2008.

Effective January 1, 2008, we have revised our presentation of non-performing mortgage loans to report mortgage loans which have missed only two payments as 60-89 days delinquent instead of as non-accrual, which had been our previous practice. All of the non-performing loan, non-performing asset and related asset quality ratio data as of December 31, 2007 has been revised to conform to the current year presentation. For a further discussion of this change in presentation, see “Asset Quality.”

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality.”

Non-Interest Income

Non-interest income for the three months ended March 31, 2008 decreased slightly to $22.4 million, from $22.6 million for the three months ended March 31, 2007. The decrease was primarily due to a decrease of $179,000 in other loan fees and a decrease of $166,000 in mortgage banking income, net, partially offset by an increase of $186,000 in income from bank owned life insurance.

Non-Interest Expense

Non-interest expense increased $1.1 million to $58.2 million for the three months ended March 31, 2008, from $57.1 million for the three months ended March 31, 2007. This increase was primarily due to increases in compensation and benefits expense, other expense and occupancy, equipment and systems expense, partially offset by a decrease in advertising expense. Our percentage of general and administrative expense to average assets, annualized, was 1.08% for the three months ended March 31, 2008, compared to 1.07% for the three months ended March 31, 2007.

Compensation and benefits expense increased $867,000 to $32.0 million for the three months ended March 31, 2008, from $31.1 million for the three months ended March 31, 2007, primarily due to increases in salaries and incentive compensation expense, partially offset by a decrease in the net periodic cost of pension and other postretirement benefits, which is primarily the result of a decrease in the amortization of the net actuarial loss.

Other expense increased $537,000 to $7.7 million for the three months ended March 31, 2008, from $7.2 million for the three months ended March 31, 2007, primarily due to the provision for losses on real estate owned of $520,000 recorded for the three months ended March 31, 2008. Occupancy, equipment and systems expense increased $383,000 to $16.9 million for the three months ended March 31, 2008, from $16.5 million for the three months ended March 31, 2007. Advertising expense decreased $842,000 to $1.1 million for the three months ended March 31, 2008, from $1.9 million for the three months ended March 31, 2007, primarily due to a reduction in print advertising for certificates of deposit.

Income Tax Expense

For the three months ended March 31, 2008, income tax expense totaled $12.1 million representing an effective tax rate of 29.5%, compared to $17.2 million for the three months ended March 31, 2007, representing an effective tax rate of 32.5%. The decrease in the effective tax rate for the three months ended March 31, 2008 was primarily the result of a decrease in pre-tax book income without any significant change in the amount of permanent differences, such as tax exempt income.

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

The composition of our loan portfolio, by property type, has remained relatively consistent. At March 31, 2008, our loan portfolio was comprised of 72% one-to-four family mortgage loans, 19% multi-family mortgage loans, 6% commercial real estate loans and 3% other loan categories. This compares to 73% one-to-four family mortgage loans, 18% multi-family mortgage loans, 6% commercial real estate loans and 3% other loan categories at December 31, 2007.

The following table provides further details on the composition of our one-to-four family and multi-family and commercial real estate mortgage loan portfolios in dollar amounts and in percentages of the portfolio at the dates indicated.

	At March 31, 2008		At December 31, 2007

(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total

One-to-four family:
Full documentation interest-only (1)	$5,238,361	46.45%	$5,415,787	46.57%
Full documentation amortizing	3,275,124	29.05	3,320,047	28.55
Reduced documentation interest-only (1)(2)	2,133,898	18.93	2,230,041	19.18
Reduced documentation amortizing (2)	628,167	5.57	662,395	5.70

Total one-to-four family	$11,275,550	100.00%	$11,628,270	100.00%

Multi-family and commercial real estate:
Full documentation amortizing	$3,268,016	83.68%	$3,337,692	83.92%
Full documentation interest-only	637,449	16.32	639,666	16.08

Total multi-family and commercial real estate	$3,905,465	100.00%	$3,977,358	100.00%

(1)

Interest-only loans require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.

(2)

Reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans which require a potential borrower to complete a standard mortgage loan application and require the verification of a potential borrower’s asset information on the loan application, but not the income information provided. In addition, SIFA loans require the receipt of an appraisal of the real estate used as collateral for the mortgage loan and a credit report on the prospective borrower. We discontinued originating reduced documentation loans during the 2007 fourth quarter.

We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods. We are a portfolio lender and, as such, we review all data contained in borrower credit reports and do not base our underwriting decisions solely on FICO scores. We underwrite our one-to-four family interest-only hybrid ARM loans based on a fully amortizing thirty year loan using the higher of the fully indexed rate or the initial note rate.

Non-Performing Assets

Effective January 1, 2008, we have revised our presentation of non-performing mortgage loans to report mortgage loans which have missed only two payments as 60-89 days delinquent instead of as non-accrual, which had been our previous practice. This change was implemented to improve the transparency of loan migration through delinquency status (i.e., 30, 60 and 90 days delinquent); to be consistent with our presentation for reporting non-accrual consumer and other loans; and to improve comparability of our non-performing loan disclosures with other institutions. Under our revised presentation, mortgage loans are classified as non-accrual when such loans become 90 days delinquent as to their payment due date (missed three payments). Under our previous presentation, mortgage loans were classified as non-accrual when such loans became 90 days delinquent as to their interest due, even though in many instances the borrower had only missed two payments. Loans which had missed two payments and were previously reported as non-accrual as of December 31, 2007 totaling $38.3 million have been reclassified from non-accrual to 60-89 days delinquent as of December 31, 2007 to conform the December 31, 2007 information to the current year presentation. All of the asset quality information presented for December 31, 2007 has been revised to conform to the current year presentation.

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At March 31, 2008	At December 31, 2007

Non-accrual mortgage loans	$104,045	$66,126
Non-accrual consumer and other loans	2,061	1,476
Mortgage loans delinquent 90 days or more and still accruing interest (1)	498	474

Total non-performing loans	106,604	68,076
REO, net (2)	14,433	9,115

Total non-performing assets	$121,037	$77,191

Non-performing loans to total loans	0.68%	0.42%
Non-performing loans to total assets	0.50	0.31
Non-performing assets to total assets	0.56	0.36
Allowance for loan losses to non-performing loans	75.12	115.97
Allowance for loan losses to total loans	0.51	0.49

(1)	Mortgage loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest due.

(2)

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is carried in other assets, net of allowances for losses, at the lower of cost or fair value, less estimated selling costs. The allowance for losses was $883,000 at March 31, 2008 and $493,000 at December 31, 2007.

Total non-performing assets increased $43.8 million to $121.0 million at March 31, 2008, from $77.2 million at December 31, 2007. Non-performing loans, the most significant component of non-performing assets, increased $38.5 million to $106.6 million at March 31, 2008, from $68.1 million at December 31, 2007. As previously discussed, these increases were primarily due to increases in non-performing one-to-four family and multi-family mortgage loans. Despite the increase in non-performing loans at March 31, 2008, our non-performing loans continue to remain at low levels relative to the size of our loan portfolio. The ratio of non-performing loans to total loans was 0.68% at March 31, 2008 and 0.42% at December 31, 2007. The ratio of non-performing assets to total assets was 0.56% at March 31, 2008 and 0.36% at December 31, 2007. The allowance for loan losses as a percentage of total non-performing loans decreased to 75.12% at March 31, 2008, from 115.97% at December 31, 2007.

During the three months ended March 31, 2008, we sold a delinquent commercial real estate loan totaling $1.8 million. The sale of this loan did not have a material impact on our non-performing loans, non-performing assets and related ratios at March 31, 2008.

The following table provides further details on the composition of our non-performing one-to-four family and multi-family and commercial real estate mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At March 31, 2008		At December 31, 2007

(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total

Non-performing loans:

One-to-four family:
Full documentation interest-only	$20,138	22.79%	$16,748	27.79%
Full documentation amortizing	13,635	15.43	11,357	18.85
Reduced documentation interest-only	44,203	50.03	21,896	36.33
Reduced documentation amortizing	10,380	11.75	10,260	17.03

Total one-to-four family	$88,356	100.00%	$60,261	100.00%

Multi-family and commercial real estate:
Full documentation amortizing	$14,915	100.00%	$5,067	100.00%

The composition of our non-performing mortgage loans has been relatively consistent with the composition of our mortgage loan portfolio. The aggregate amounts of our non-performing one-to-four family interest-only and fully amortizing loans, as measured by their respective percentages of total non-performing one-to-four family loans, is consistent with the aggregate amounts of these types of loans, as measured by their respective percentages, of the entire one-to-four family portfolio. However, our non-performing reduced documentation interest-only loans have increased at a greater pace than our other non-performing loan categories during the first quarter of 2008.

At March 31, 2008, the geographic composition of our non-performing one-to-four family mortgage loans was consistent with the geographic composition of our one-to-four family mortgage loan portfolio and, as of March 31, 2008, did not indicate a negative trend in any one particular geographic location as detailed in the following table.

	At March 31, 2008

(Dollars in Millions)	Total One-to-Four Family Loans	Percent of Total One-to-Four Family Loans	Total Non-Performing One-to-Four Family Loans	Percent of Total Non-Performing One-to-Four Family Loans	Non-Performing Loans as Percent of State Totals

State:
New York Metro (1)	$4,720.6	42%	$35.5	40%	0.75%
California	1,443.9	13	5.6	6	0.39
Illinois	1,164.4	10	8.4	10	0.72
Virginia	956.6	8	10.0	11	1.05
Maryland	816.7	7	11.0	12	1.35
Massachusetts	734.7	7	4.3	5	0.59
Florida	349.1	3	6.3	7	1.80
Georgia	176.4	2	1.9	2	1.08
Pennsylvania	129.6	1	1.6	2	1.23
Washington	120.2	1	-	-	-
Washington D.C.	119.4	1	0.3	-	0.25
All other states (2)	544.0	5	3.5	5	0.64

Total	$11,275.6	100%	$88.4	100%	0.78%

(1)	Includes New York, New Jersey and Connecticut

(2)	Includes 29 states

We discontinue accruing interest on loans when they become 90 days delinquent as to their payment due date. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted. Prior to January 1, 2008, we discontinued accruing interest on mortgage loans when such loans became 90 days delinquent as to their interest due, even though in many instances the borrower had only missed two payments, and we discontinued accruing interest on consumer and other loans when such loans became 90 days delinquent as to their payment due date. The change in interest accrual for mortgage loans did not have a material impact on our interest income or accrued interest receivable.

If all non-accrual loans at March 31, 2008 and 2007 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $1.8 million for the three months ended March 31, 2008 and $1.2 million for the three months ended March 31, 2007. This compares to actual payments recorded as interest income, with respect to such loans, of $179,000 for the three months ended March 31, 2008 and $261,000 for the three months ended March 31, 2007. The foregone interest data for the period ended March 31, 2007 has not been revised for the current year change in presentation of non-accrual loans and, therefore, reflects foregone interest based on non-accrual loans totaling $67.5 million at March 31, 2007, as previously reported.

In addition to the non-performing loans, we had $54.2 million of potential problem loans at March 31, 2008, compared to $39.1 million at December 31, 2007. Such loans include loans which are 60-89 days delinquent as shown in the following table and certain other internally classified loans.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated. Delinquent loans are reported based on the number of days the loan payments are past due.

	At March 31, 2008				At December 31, 2007

	60-89 Days		90 Days or More		60-89 Days		90 Days or More

(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount

Mortgage loans:
One-to-four family	88	$27,339	266	$88,356	96	$29,275	204	$60,261
Multi-family	17	18,150	18	13,543	9	9,133	11	5,067
Commercial real estate	1	2,713	2	1,372	-	-	-	-
Construction	-	-	2	1,272	-	-	2	1,272
Consumer and other loans	31	551	41	2,061	30	673	41	1,476

Total delinquent loans	137	$48,753	329	$106,604	135	$39,081	258	$68,076

Delinquent loans to total loans		0.31%		0.68%		0.24%		0.42%

Allowance for Loan Losses

The following table sets forth the change in our allowance for losses on loans for the three months ended March 31, 2008.

(In Thousands)
Balance at December 31, 2007	$78,946
Provision charged to operations	4,000
Charge-offs:
One-to-four family	(1,357)
Construction	(1,484)
Consumer and other loans	(202)

Total charge-offs	(3,043)

Recoveries:
One-to-four family	103
Consumer and other loans	77

Total recoveries	180

Net charge-offs	(2,863)

Balance at March 31, 2008	$80,083

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2008 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. The Gap Table includes $1.83 billion of callable borrowings classified according to their maturity dates, primarily in the more than five years category, which are callable within one year and at various times thereafter. The classification of callable borrowings according to their maturity dates is based on our experience with, and expectations of, these types of instruments and the current interest rate environment. As indicated in the Gap Table, our one-year cumulative gap at March 31, 2008 was negative 16.57% compared to negative 24.01% at December 31, 2007. The change in our one-year cumulative gap is primarily due to an increase in projected mortgage loan repayments at March 31, 2008, as compared to December 31, 2007, resulting from current market interest rate declines.

	At March 31, 2008

(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total

Interest-earning assets:
Mortgage loans (1)	$5,417,483	$5,298,076	$4,090,988	$348,408	$15,154,955
Consumer and other loans (1)	318,728	21,847	1,298	-	341,873
Repurchase agreements	335,160	-	-	-	335,160
Securities available-for-sale	198,626	667,456	422,753	83,011	1,371,846
Securities held-to-maturity	777,344	2,001,448	136,649	263	2,915,704
FHLB-NY stock	-	-	-	191,219	191,219

Total interest-earning assets	7,047,341	7,988,827	4,651,688	622,901	20,310,757
Net unamortized purchase premiums and deferred costs (2)	39,276	33,380	28,257	2,344	103,257

Net interest-earning assets (3)	7,086,617	8,022,207	4,679,945	625,245	20,414,014

Interest-bearing liabilities:
Savings	239,582	399,126	399,126	840,610	1,878,444
Money market	140,857	87,414	87,414	5,354	321,039
NOW and demand deposit	115,867	231,746	231,746	915,664	1,495,023
Liquid CDs	1,390,368	-	-	-	1,390,368
Certificates of deposit	6,206,239	1,281,964	415,421	15,044	7,918,668
Borrowings, net	2,549,391	1,349,123	1,224,442	1,728,860	6,851,816

Total interest-bearing liabilities	10,642,304	3,349,373	2,358,149	3,505,532	19,855,358

Interest sensitivity gap	(3,555,687)	4,672,834	2,321,796	(2,880,287)	$558,656

Cumulative interest sensitivity gap	$(3,555,687)	$1,117,147	$3,438,943	$558,656

Cumulative interest sensitivity gap as a percentage of total assets	(16.57)%	5.21%	16.03%	2.60%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	66.59%	107.98%	121.03%	102.81%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.

(2)	Net unamortized purchase premiums and deferred costs are prorated.

(3)	Includes securities available-for-sale at amortized cost.

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning April 1, 2008 would decrease by approximately 5.70% from the base projection. At December 31, 2007, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2008 would have decreased by approximately 9.85% from the base projection. Assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points, our projected net interest income for the twelve month period beginning April 1, 2008 would increase by approximately 0.79% from the base projection. At December 31, 2007, in the down 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2008 would have increased by approximately 5.05% from the base projection.

Various shortcomings are inherent in both the Gap Table and NII sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time. Accordingly, although our NII sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis. These include income from bank owned life insurance and changes in the fair value of MSR. With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning April 1, 2008 would increase by approximately $5.1 million. Conversely, assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points, our projected net income for the twelve month period beginning April 1, 2008 would decrease by approximately $8.0 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and NII sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2007 Annual Report on Form 10-K.

ITEM 4.	Controls and Procedures

George L. Engelke, Jr., our Chairman and Chief Executive Officer, and Frank E. Fusco, our Executive Vice President, Treasurer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2008. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In one of the actions, entitled The Long Island Savings Bank, FSB et al vs. The United States, the Court of Federal Claims rendered a decision on September 15, 2005 awarding us $435.8 million in damages from the U.S. Government. No portion of the $435.8 million award was recognized in our consolidated financial statements. On February 1, 2007, the Court of Appeals reversed such award. On April 2, 2007, we filed a petition for rehearing or rehearing en banc. Acting en banc, the Court of Appeals returned the case to the original panel of judges for revision. The panel, on September 13, 2007, withdrew and vacated its earlier opinion and issued a new decision. This decision also reversed the award of $435.8 million in damages awarded to us by the Court of Federal Claims. We again filed with the Court of Appeals a petition for rehearing or rehearing en banc. On December 28, 2007, the Court of Appeals denied our petition. We have filed a petition for a Writ of Certiorari with the Supreme Court of the United States.

The other action is entitled Astoria Federal Savings and Loan Association vs. United States. The trial in this action took place during 2007 before the Court of Federal Claims. The Court of Federal Claims, by decision filed on January 8, 2008, awarded to us $16.0 million in damages from the U.S. Government. No portion of the $16.0 million award was recognized in our consolidated financial statements. The U.S. Government has filed a Notice of Appeal in such action.

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

Astoria Federal previously moved to dismiss the amended complaint, which motion was granted in part and denied in part, dismissing claims based on violations of RESPA and FDCA. The District Court further determined that class certification would be considered prior to considering summary judgment. The District Court, on September 19, 2006, granted the plaintiff’s motion for class certification. Astoria Federal has denied the claims set forth in the complaint. Both we and the plaintiffs subsequently filed motions for summary judgment with the District Court. The District Court, on September 12, 2007, granted our motion for summary judgment on the basis that all named plaintiffs’ Truth in Lending claims are time barred. All other aspects of plaintiffs’ and defendant’s motions for summary judgment were dismissed without prejudice. The District Court found the named plaintiffs to be inadequate class representatives and provided plaintiffs’ counsel an opportunity to submit a motion for the substitution or intervention of new named plaintiffs. Plaintiffs’ counsel filed a motion with the District Court for partial reconsideration of its decision. The District Court, by order dated January 25, 2008, granted plaintiffs’ motion for partial reconsideration and again determined that all named plaintiffs’ Truth-in Lending claims are time barred. Plaintiffs’ counsel subsequently submitted a motion to intervene or substitute plaintiff proposing a single substitute plaintiff. On April 18, 2008, we filed with the District Court our opposition to such motion. We currently do not believe this action will likely have a material adverse impact on our financial condition or results of operations. However, no assurance can be given at this time that this litigation will be resolved amicably, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

ITEM 1A.	Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2007 Annual Report on Form 10-K. There are no other material changes in risk factors relevant to our operations since December 31, 2007 except as discussed below.

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

In addition, the actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in mortgage prepayment rates and market interest rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the major factors affecting prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Due to concerns over the economy, the FOMC reduced the federal funds rate by 100 basis points during the second half of 2007 and by 200 basis points during the 2008 first quarter. These actions have resulted in a more positively sloped yield curve, as well as a reduction in mortgage loan rates, particularly by lenders participating in the jumbo hybrid ARM market. This decrease in mortgage rates during the 2008 first quarter led to a significant increase in the levels of residential mortgage loan prepayments.

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

Interest rates do and will continue to fluctuate, and we cannot predict future FRB actions or other factors that will cause rates to change. No assurance can be given that further changes in interest rates or further increases in mortgage loan prepayments will not have a negative impact on our net interest income, net interest rate spread or net interest margin.

Our results of operations are affected by economic conditions in the New York metropolitan area and nationally.

Our retail banking and a significant portion of our lending business (approximately 42% of our one-to-four family and 93% of our multi-family and commercial real estate mortgage loan portfolios at March 31, 2008) are concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut. As a result of this geographic concentration, our results of operations largely depend upon economic conditions in this area, although they also depend on economic conditions in other areas.

Decreases in real estate values could adversely affect the value of property used as collateral for our loans. At March 31, 2008, the average loan-to-value ratio of our mortgage loan portfolio was less than 65% based on current principal balances and original appraised values. However, no assurance can be given that the original appraised values are reflective of current market conditions as we have experienced declines in real estate values in all markets in which we lend. Adverse changes in the economy caused by inflation, recession, unemployment or other factors beyond our control may also have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings. Consequently, deterioration in economic conditions, particularly in the New York metropolitan area, could have a material adverse impact on the quality of our loan portfolio, which could result in an increase in delinquencies, causing a decrease in our interest income as well as an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses. Such deterioration could also adversely impact the demand for our products and services, and, accordingly, our results of operations.

The national economy continues to border on, if not already having entered into, a recession and the housing and real estate markets continue to decline. The current operating environment is the result of the significant disruption and volatility in the financial and capital market places which began in the second half of 2007 and continued into the first quarter of 2008. As a geographically diversified lender, we are not immune to negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing industry nationally. Over the past nine months, we have experienced an increase in non-performing loans and net loan charge-offs. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a further increase in delinquencies, causing a decrease in our interest income, or continue to have an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses.

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

On February 13, 2008, President George W. Bush signed into law the Recovery Rebates and Economic Stimulus for the American People Act of 2008, or Economic Stimulus Act, which temporarily raises the limit for conforming loans which may be sold to Fannie Mae or Freddie Mac. The temporary increase applies to loans originated in certain designated high-cost areas between July 1, 2007 and December 31, 2008. In accordance with the maximum conforming loan limits released on March 6, 2008 by the Office of Federal Housing Enterprise Oversight, Fannie Mae and Freddie Mac may temporarily purchase loans with a maximum original principal obligation of up to 125 percent of the area median home price in high-cost areas, not to exceed $729,750 for one-unit homes in the continental United States. The temporary limit was raised from a maximum of $417,000 for one-unit homes in the continental United States. The liquidity provided by Fannie Mae and Freddie Mac may permit other mortgage originators to begin to compete, or more aggressively compete, with us for jumbo mortgage loans. This may impact our ability to purchase and originate loans at the same levels as we have in the past or the profitability of such loans to us.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock by month during the three months ended March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

January 1, 2008 through January 31, 2008	95,000	$22.70	95,000	8,767,300

February 1, 2008 through February 29, 2008	70,000	$26.56	70,000	8,697,300

March 1, 2008 through March 31, 2008	125,000	$27.15	125,000	8,572,300

Total	290,000	$25.55	290,000

All of the shares repurchased during the three months ended March 31, 2008 were repurchased under our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, which authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock outstanding, in open-market or privately negotiated transactions.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

See Index of Exhibits on page 48.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

Dated:	May 9, 2008	By:	/s/	Frank E. Fusco

Frank E. Fusco
Executive Vice President
Treasurer and Chief Financial Officer
(Principal Accounting Officer)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

3.1	Astoria Financial Corporation Bylaws, as amended through March 19, 2008. (1)

10.1

Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and George L. Engelke, Jr. utilized in connection with the award dated January 28, 2008 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (*)

10.2

Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and Arnold K. Greenberg utilized in connection with the award dated January 28, 2008 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (*)

10.3

Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients other than George L. Engelke, Jr. and Arnold K. Greenberg utilized in connection with awards dated January 28, 2008 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (*)

10.4

Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards dated January 28, 2008 pursuant to the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (*)

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

*	Filed herewith.

(1)	Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K dated March 19, 2008, filed with the SEC on March 20, 2008 (File number 001-11967).