Form 10-Q
period 2008-06-30
ASTORIA FINANCIAL CORP
filed 2008-08-08
CIK 910322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-11967

ASTORIA FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3170868 (I.R.S. Employer Identification Number)

One Astoria Federal Plaza, Lake Success, New York (Address of principal executive offices)	11042-1085 (Zip Code)

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, July 31, 2008
.01 Par Value	95,825,535

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In Thousands, Except Share Data)	(Unaudited) At June 30, 2008	At December 31, 2007

ASSETS:
Cash and due from banks	$82,224	$93,972
Repurchase agreements	42,130	24,218
Available-for-sale securities:
Encumbered	1,101,996	1,137,363
Unencumbered	203,278	175,943

	1,305,274	1,313,306
Held-to-maturity securities, fair value of $2,861,882 and $3,013,014, respectively:
Encumbered	2,676,324	2,839,017
Unencumbered	221,931	218,527

	2,898,255	3,057,544
Federal Home Loan Bank of New York stock, at cost	200,260	201,490
Loans held-for-sale, net	10,465	6,306
Loans receivable:
Mortgage loans, net	15,840,358	15,791,962
Consumer and other loans, net	340,018	363,052

	16,180,376	16,155,014
Allowance for loan losses	(81,843)	(78,946)

Loans receivable, net	16,098,533	16,076,068
Mortgage servicing rights, net	12,816	12,910
Accrued interest receivable	78,651	79,132
Premises and equipment, net	140,161	139,563
Goodwill	185,151	185,151
Bank owned life insurance	397,170	398,280
Other assets	168,981	131,428

Total assets	$21,620,071	$21,719,368

LIABILITIES:
Deposits:
Savings	$1,886,470	$1,891,618
Money market	316,607	333,914
NOW and demand deposit	1,506,549	1,478,362
Liquid certificates of deposit	1,246,359	1,447,341
Certificates of deposit	8,133,061	7,898,203

Total deposits	13,089,046	13,049,438
Reverse repurchase agreements	3,450,000	3,730,000
Federal Home Loan Bank of New York advances	3,091,000	3,058,000
Other borrowings, net	396,975	396,658
Mortgage escrow funds	141,566	129,412
Accrued expenses and other liabilities	227,636	144,516

Total liabilities	20,396,223	20,508,024
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value (5,000,000 shares authorized; none issued and outstanding)	––	––
Common stock, $.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 95,935,535 and 95,728,562 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	846,343	846,227
Retained earnings	1,898,799	1,883,902
Treasury stock (70,559,353 and 70,766,326 shares, at cost, respectively)	(1,458,008)	(1,459,865)
Accumulated other comprehensive loss	(44,683)	(39,476)
Unallocated common stock held by ESOP (5,531,986 and 5,761,391 shares, respectively)	(20,268)	(21,109)

Total stockholders’ equity	1,223,848	1,211,344

Total liabilities and stockholders’ equity	$21,620,071	$21,719,368

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In Thousands, Except Share Data)	2008	2007	2008	2007

Interest income:
Mortgage loans:
One-to-four family	$152,247	$141,568	$305,845	$278,084
Multi-family, commercial real estate and construction	58,686	64,438	119,001	129,108
Consumer and other loans	4,177	7,812	9,609	16,006
Mortgage-backed and other securities	46,708	55,885	94,601	114,900
Federal funds sold and repurchase agreements	1,018	499	1,654	1,475
Federal Home Loan Bank of New York stock	3,803	2,749	8,025	5,347

Total interest income	266,639	272,951	538,735	544,920

Interest expense:
Deposits	97,851	114,096	208,054	224,454
Borrowings	76,208	75,964	157,315	150,048

Total interest expense	174,059	190,060	365,369	374,502

Net interest income	92,580	82,891	173,366	170,418
Provision for loan losses	7,000	—	11,000	—

Net interest income after provision for loan losses	85,580	82,891	162,366	170,418

Non-interest income:
Customer service fees	16,775	16,159	31,909	31,328
Other loan fees	1,090	1,110	2,129	2,328
Mortgage banking income, net	1,575	1,224	2,025	1,840
Income from bank owned life insurance	4,008	4,287	8,397	8,490
Other	1,385	3,500	2,810	4,891

Total non-interest income	24,833	26,280	47,270	48,877

Non-interest expense:
General and administrative:
Compensation and benefits	32,375	30,046	64,366	61,170
Occupancy, equipment and systems	16,847	16,494	33,751	33,015
Federal deposit insurance premiums	548	407	1,119	814
Advertising	1,550	1,977	2,623	3,892
Other	8,662	9,783	16,352	16,936

Total non-interest expense	59,982	58,707	118,211	115,827

Income before income tax expense	50,431	50,464	91,425	103,468
Income tax expense	16,981	16,400	29,072	33,627

Net income	$33,450	$34,064	$62,353	$69,841

Basic earnings per common share	$0.37	$0.38	$0.70	$0.77

Diluted earnings per common share	$0.37	$0.37	$0.69	$0.75

Dividends per common share	$0.26	$0.26	$0.52	$0.52

Basic weighted average common shares	89,550,934	90,704,749	89,511,918	91,062,161
Diluted weighted average common and common equivalent shares	90,859,457	92,166,978	90,914,571	92,864,131

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2008

(In Thousands, Except Share Data)	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP

Balance at December 31, 2007	$1,211,344	$1,665	$846,227	$1,883,902	$(1,459,865)	$(39,476)	$(21,109)
Comprehensive income:
Net income	62,353	—	—	62,353	—	—	—
Other comprehensive (loss) income, net of tax:
Net unrealized loss on securities	(5,609)	—	—	—	—	(5,609)	—
Reclassification of prior service cost	67	—	—	—	—	67	—
Reclassification of net actuarial loss	239	—	—	—	—	239	—
Reclassification of loss on cash flow hedge	96	—	—	—	—	96	—

Comprehensive income	57,146

Common stock repurchased (590,000 shares)	(14,596)	—	—	—	(14,596)	—	—
Dividends on common stock ($0.52 per share)	(46,801)	—	156	(46,957)	—	—	—
Exercise of stock options and related tax benefit (406,008 shares issued)	7,370	—	1,151	(2,166)	8,385	—	—
Restricted stock grants (394,840 shares)	—	—	(9,839)	1,693	8,146	—	—
Tax benefit shortfall on vested restricted stock	(6)	—	(6)	—	—	—	—
Forfeitures of restricted stock (3,875 shares)	4	—	108	(26)	(78)	—	—
Stock-based compensation and allocation of ESOP stock	9,387	—	8,546	—	—	—	841

Balance at June 30, 2008	$1,223,848	$1,665	$846,343	$1,898,799	$(1,458,008)	$(44,683)	$(20,268)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,

(In Thousands)	2008	2007

Cash flows from operating activities:
Net income	$62,353	$69,841
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on mortgage loans and mortgage-backed securities	17,174	9,530
Net amortization of deferred costs on consumer and other loans, other securities and borrowings	1,512	2,048
Net provision for loan and real estate losses	11,986	—
Depreciation and amortization	6,717	6,713
Net gain on sales of loans	(741)	(994)
Originations of loans held-for-sale	(76,804)	(130,647)
Proceeds from sales and principal repayments of loans held-for-sale	73,426	127,419
Stock-based compensation and allocation of ESOP stock	9,391	8,385
Decrease in accrued interest receivable	481	600
Mortgage servicing rights amortization, valuation allowance adjustments and capitalized amounts, net	94	590
Bank owned life insurance income and insurance proceeds received, net	1,110	(8,490)
Increase in other assets	(25,802)	(15,272)
Increase in accrued expenses and other liabilities	83,591	11,461

Net cash provided by operating activities	164,488	81,184

Cash flows from investing activities:
Originations of loans receivable	(2,155,856)	(2,033,525)
Loan purchases through third parties	(233,577)	(233,522)
Principal payments on loans receivable	2,308,139	1,636,196
Proceeds from sales of non-performing loans	12,536	5,608
Purchases of securities held-to-maturity	(166,549)	—
Purchases of securities available-for-sale	(106,645)	—
Principal payments on securities held-to-maturity	326,627	389,353
Principal payments on securities available-for-sale	107,073	143,059
Net redemptions (purchases) of Federal Home Loan Bank of New York stock	1,230	(1,961)
Proceeds from sales of real estate owned, net	5,284	585
Purchases of premises and equipment, net of proceeds from sales	(7,315)	(4,459)

Net cash provided by (used in) investing activities	90,947	(98,666)

Cash flows from financing activities:
Net increase in deposits	39,608	223,832
Net decrease in borrowings with original terms of three months or less	(217,000)	(438,000)
Proceeds from borrowings with original terms greater than three months	750,000	2,100,000
Repayments of borrowings with original terms greater than three months	(780,000)	(1,800,000)
Net increase in mortgage escrow funds	12,154	19,653
Common stock repurchased	(14,596)	(48,334)
Cash dividends paid to stockholders	(46,957)	(47,617)
Cash received for options exercised	6,219	7,076
Excess tax benefits from share-based payment arrangements	1,301	2,053

Net cash (used in) provided by financing activities	(249,271)	18,663

Net increase in cash and cash equivalents	6,164	1,181
Cash and cash equivalents at beginning of period	118,190	205,710

Cash and cash equivalents at end of period	$124,354	$206,891

Supplemental disclosures:
Cash paid during the period:
Interest	$369,499	$371,117

Income taxes	$32,448	$35,379

Additions to real estate owned	$15,284	$1,883

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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2008 and December 31, 2007, our results of operations for the three and six months ended June 30, 2008 and 2007, changes in our stockholders’ equity for the six months ended June 30, 2008 and our cash flows for the six months ended June 30, 2008 and 2007. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of June 30, 2008 and December 31, 2007, and amounts of revenues and expenses in the consolidated statements of income for the three and six months ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2007 audited consolidated financial statements and related notes included in our 2007 Annual Report on Form 10-K.

2. Earnings Per Share, or EPS

The following table is a reconciliation of basic and diluted EPS.

	For the Three Months Ended June 30,

	2008		2007

(In Thousands, Except Per Share Data)	Basic EPS	Diluted EPS (1)	Basic EPS	Diluted EPS (2)

Net income	$33,450	$33,450	$34,064	$34,064

Total weighted average basic common shares outstanding	89,551	89,551	90,705	90,705
Effect of dilutive securities:
Options	—	1,043	—	1,346
Restricted stock	—	265	—	116

Total weighted average basic and diluted common shares outstanding	89,551	90,859	90,705	92,167

Net earnings per common share	$0.37	$0.37	$0.38	$0.37

	For the Six Months Ended June 30,

	2008		2007

(In Thousands, Except Per Share Data)	Basic EPS	Diluted EPS (3)	Basic EPS	Diluted EPS (4)

Net income	$62,353	$62,353	$69,841	$69,841

Total weighted average basic common shares outstanding	89,512	89,512	91,062	91,062
Effect of dilutive securities:
Options	—	1,159	—	1,697
Restricted stock	—	244	—	105

Total weighted average basic and diluted common shares outstanding	89,512	90,915	91,062	92,864

Earnings per common share	$0.70	$0.69	$0.77	$0.75

(1)

Options to purchase 4,579,330 shares of common stock were outstanding during the three months ended June 30, 2008, but were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.

(2)

Options to purchase 3,179,650 shares of common stock were outstanding during the three months ended June 30, 2007, but were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.

(3)

Options to purchase 3,888,681 shares of common stock were outstanding during the six months ended June 30, 2008, but were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.

(4)

Options to purchase 2,245,308 shares of common stock and 106,700 shares of unvested restricted stock were outstanding during the six months ended June 30, 2007, but were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.

3. Stock Incentive Plans

On January 28, 2008, 380,400 shares of restricted stock were granted to select officers under the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan, and 14,440 shares of restricted stock were granted to directors under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, or the 2007 Director Stock Plan. Of the restricted stock granted to select officers in January 2008, 311,500 shares vest 100% on the fifth anniversary of the grant date and 68,900 shares vest 30% on the first anniversary of the grant date, 30% on the second anniversary of the grant date and 40% on the third anniversary of the grant date. In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2005 Employee Stock Plan, all restricted stock granted pursuant to such grants immediately vests. Under the 2007 Director Stock Plan, restricted stock awards vest 100% on the third anniversary of the grant date, although awards will immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.

Restricted stock activity in our stock incentive plans for the six months ended June 30, 2008 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2008	466,339	$29.94
Granted	394,840	24.92
Vested	(2,869)	(29.89)
Forfeited	(3,875)	(27.88)

Nonvested at June 30, 2008	854,435	27.63

Stock-based compensation expense recognized for stock options and restricted stock for the three months ended June 30, 2008 totaled $1.3 million, net of taxes of $688,000, and totaled $2.4 million, net of taxes of $1.3 million, for the six months ended June 30, 2008. Stock-based compensation expense recognized for stock options and restricted stock for the three months ended June 30, 2007 totaled $928,000, net of taxes of $500,000, and totaled $2.0 million, net of taxes of $1.1 million, for the six months ended June 30, 2007. At June 30, 2008, pre-tax compensation cost related to all nonvested awards of options and restricted stock not yet recognized totaled $16.0 million and will be recognized over a weighted average period of approximately 3.4 years.

4. Pension Plans and Other Postretirement Benefits

The following tables set forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan.

	Pension Benefits		Other Postretirement Benefits

	For the Three Months Ended June 30,		For the Three Months Ended June 30,

(In Thousands)	2008	2007	2008	2007

Service cost	$699	$785	$57	$100
Interest cost	2,731	2,620	253	239
Expected return on plan assets	(3,162)	(3,212)	—	—
Amortization of prior service cost (credit)	77	93	(25)	42
Recognized net actuarial loss (gain)	191	478	(35)	(11)

Net periodic cost	$536	$764	$250	$370

	Pension Benefits		Other Postretirement Benefits

	For the Six Months Ended June 30,		For the Six Months Ended June 30,

(In Thousands)	2008	2007	2008	2007

Service cost	$1,470	$1,657	$128	$232
Interest cost	5,506	5,249	510	513
Expected return on plan assets	(6,326)	(6,424)	—	—
Amortization of prior service cost (credit)	153	184	(50)	84
Recognized net actuarial loss (gain)	440	956	(71)	(11)

Net periodic cost	$1,243	$1,622	$517	$818

5. Premises and Equipment, net

Included in premises and equipment, net, is an office building with a net carrying value of $18.5 million which is classified as held-for-sale as of June 30, 2008. The office building, located in Lake Success, New York, formerly housed our lending operations, which were relocated in March 2008 to a facility which we currently lease in Mineola, New York. We performed an impairment analysis of the building and determined that the estimated fair value of the building exceeds the net carrying value and, as such, there is no impairment. Since the building is classified as held-for-sale, no future depreciation expense will be recorded.

6. Fair Value Measurements

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

Securities available-for-sale

Our available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Approximately 94% of our securities available-for-sale portfolio consists of mortgage-backed securities. The fair values for substantially all of these securities are obtained from an independent nationally recognized pricing service. We use third party brokers to obtain prices for a small portion of the portfolio that we are not able to price using our third party pricing service. Our independent pricing service and third party brokers provide us with prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The remaining 6% of our securities available-for-sale portfolio is comprised primarily of Freddie Mac preferred equity securities for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at June 30, 2008.

	Carrying Value at June 30, 2008

(In Thousands)	Total	Level 1	Level 2	Level 3

Securities available-for-sale	$1,305,274	$77,010	$1,228,264	$—

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

Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. Fair value is estimated through current appraisals, where practical, or a drive-by inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and adjusted as necessary, by management, to reflect current market conditions and, as such, is classified as Level 3.

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2008.

	Carrying Value at June 30, 2008				Losses For the Six Months Ended June 30, 2008

(In Thousands)	Total	Level 1	Level 2	Level 3

MSR, net	$12,816	$—	$—	$12,816	$—
Impaired loans (1)	12,620	—	—	12,620	3,297
REO, net (2)	12,249	—	—	12,249	3,460

Total	$37,685	$—	$—	$37,685	$6,757

(1)	Losses for the six months ended June 30, 2008 were charged against the allowance for loan losses.
(2)

Losses for the six months ended June 30, 2008 were charged against the allowance for loan losses, in the case of a first write-down, upon the transfer of a loan to REO. Losses subsequent to the transfer of a loan to REO were charged to REO expense.

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

In June 2008, the FASB issued Staff Position, or FSP, No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Our restricted stock awards are considered participating securities. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively to conform with the provisions of the FSP. Early application is not permitted. FSP No. EITF 03-6-1 is not expected to have a material impact on our computation of EPS.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 will be effective 60 days following the approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Any effect of applying the provisions of SFAS No. 162 shall be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Additionally, the accounting principles that were used before and after the application of SFAS No. 162 and the reason why applying SFAS No. 162 resulted in a change in accounting principle are to be disclosed. SFAS No. 162 is not expected to result in any changes in our accounting principles and, therefore, will not have an impact on our financial condition or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also amends SFAS No. 128 so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. SFAS No. 160 is not expected to have a material impact on our financial condition or results of operations.

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

As the premier Long Island community bank, our goals are to enhance shareholder value while building a solid banking franchise. We focus on growing our core businesses of mortgage portfolio lending and retail banking while maintaining strong asset quality and controlling operating expenses. Additionally, we continue to provide returns to shareholders through dividends and stock repurchases. We have been successful in achieving these goals over the past several years.

The national economy continues to border on, if not already having entered into, a recession and the housing and real estate markets continue to decline. The current operating environment is the result of the significant disruption and volatility in the financial and capital market places which began in the second half of 2007 and continued throughout the first half of 2008. Due to concerns over the economy, the Federal Open Market Committee, or FOMC, reduced the federal funds rate by 100 basis points during the second half of 2007 and by 225 basis points during the first half of 2008, primarily during the 2008 first quarter. These actions have resulted in a more positively sloped yield curve, as well as a reduction in mortgage loan interest rates. This decrease in mortgage loan interest rates led to a significant increase in the levels of residential mortgage loan prepayments during the first half of 2008 compared to the first half of 2007.

Total assets decreased slightly during the six months ended June 30, 2008, primarily due to a decrease in our securities portfolio, partially offset by an increase in our loan portfolio. The decrease in our securities portfolio is the result of cash flow from repayments exceeding purchases of securities. The increase in our total loan portfolio was primarily due to an increase in our one-to-four family mortgage loan portfolio, partially offset by decreases in each of our other loan portfolios. The increase in one-to-four family mortgage loans was attributable to strong originations and purchases of such loans which exceeded repayments during the 2008 second quarter, which more than offset the decrease in this loan portfolio which we experienced during the 2008 first quarter. During the 2008 first quarter, we experienced considerable fallout (the percentage of loan applications received which do not result in loan originations) from our mortgage loan application pipeline which existed at December 31, 2007 due primarily to the rapid decline in market interest rates, coupled with the further tightening of our underwriting standards in late 2007 and early 2008.

Total deposits increased slightly during the six months ended June 30, 2008. Increases in certificates of deposit and NOW and demand deposit accounts were substantially offset by decreases in Liquid CDs, money market accounts and savings accounts. We continue to experience intense competition for deposits; however, we have continued to maintain our deposit pricing discipline. Our borrowings portfolio decreased from December 31, 2007, as we deployed excess cash flows from loan and securities repayments to reduce short-term borrowings.

Net income for the three months ended June 30, 2008 was flat compared to the three months ended June 30, 2007 primarily due to an increase in net interest income, substantially offset by the provision for loan losses recorded in the 2008 second quarter, a decrease in non-interest income and an increase in non-interest expense. Net income for the six months ended June 30, 2008 decreased compared to the six months ended June 30, 2007 primarily due to the provision for loan losses recorded in 2008, a decrease in non-interest income and an increase in non-interest expense, partially offset by an increase in net interest income. The net interest margin and the net interest rate spread for the three and six months ended June 30, 2008 increased compared to the three and six months ended June 30, 2007.

The increases in net interest income, the net interest margin and the net interest rate spread for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007, were primarily due to decreases in interest expense, partially offset by decreases in interest income. The decrease in interest expense for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, was primarily due to decreases in the average cost of our Liquid CDs, certificates of deposit and borrowings and a decrease in the average balance of Liquid CDs, partially offset by increases in the average balances of certificates of deposit and borrowings. The decrease in interest expense for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, was primarily due to decreases in the average cost of Liquid CDs and certificates of deposit and a decrease in the average balance of Liquid CDs, partially offset by increases in the average balances of certificates of deposit and borrowings. The decreases in interest income for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007, were primarily due to decreases in the average yields on our interest earning assets. Although interest income on our one-to-four family mortgage loan portfolio increased for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007, net income, net interest income, the net interest margin and the net interest rate spread were negatively impacted by accelerated loan premium amortization resulting from the substantial increase in mortgage loan prepayments during the first half of 2008 compared to the first half of 2007.

The provision for loan losses recorded during the three and six months ended June 30, 2008 reflects the increase in and composition of our loan delinquencies, non-performing loans and net loan charge-offs, as well as our evaluation of the housing and real estate markets and the overall economic environment. Although we have never actively participated in high-risk subprime residential lending, as a geographically diversified residential lender, we are not immune to, and have been affected by, the negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing industry nationally. The decreases in non-interest income are primarily due to a gain recognized in the 2007 second quarter related to insurance proceeds. The increases in non-interest expense are primarily due to increases in compensation and benefits expense, partially offset by decreases in advertising and other expense.

We continue to anticipate a positively sloped yield curve for the remainder of 2008 which should provide opportunities for earnings growth and continued expansion of our net interest margin. We expect both loan and deposit growth to continue. We anticipate our asset quality should remain strong as we maintain our conservative underwriting standards. However, due to overall economic conditions and conditions in the real estate market, our non-performing loans and credit costs will continue to trend somewhat higher during the remainder of 2008. We expect the increased credit costs will be offset by the expansion of our net interest margin. Our tangible capital ratio target remains between 4.50% and 4.75%.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of our 2007 Annual Report on Form 10-K, as supplemented by our quarterly report on Form 10-Q for the quarter ended March 31, 2008 and this report, contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition. These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors. The following description of these policies should be read in conjunction with the corresponding section of our 2007 Annual Report on Form 10-K.

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

During the first half of 2008, the continued decline in the housing and real estate markets, as well as the overall economic environment, continued to contribute to an increase in our non-performing loans and net loan charge-offs. However, our 2008 analyses did not indicate that any material changes in our allowance coverage percentages were required. Accordingly, such analyses did not result in any change in our methodology for determining our general and specific valuation allowances or our emphasis on the factors that we consider in establishing such allowances. Effective January 1, 2008, we have revised our presentation of non-performing mortgage loans to report mortgage loans which have missed only two payments as 60-89 days delinquent instead of as non-accrual, which had been our previous practice. This change did not have a significant impact on the evaluation of the allowance for loan losses. For further discussion of this change in presentation, see “Asset Quality - Non-Performing Assets.” Based on our evaluation of the current real estate and housing markets, the overall economic environment, and the increase in and composition of our delinquencies, non-performing loans and net loan charge-offs, we determined that a provision for loan losses of $11.0 million was warranted for the six months ended June 30, 2008. The balance of our allowance for loan losses was $81.8 million at June 30, 2008 and $78.9 million at December 31, 2007 and represents management’s best estimate of the probable inherent losses in our loan portfolio at the respective dates.

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

At June 30, 2008, our MSR, net, had an estimated fair value of $12.8 million and were valued based on expected future cash flows considering a weighted average discount rate of 12.06%, a weighted average constant prepayment rate on mortgages of 11.87% and a weighted average life of 5.8 years. At December 31, 2007, our MSR, net, had an estimated fair value of $12.9 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.52%, a weighted average constant prepayment rate on mortgages of 13.45% and a weighted average life of 5.1 years.

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions generally have the most significant impact on the fair value of our MSR. In general, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR. Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time. Assuming an increase in interest rates of 100 basis points at June 30, 2008, the estimated fair value of our MSR would have been $2.1 million greater. Assuming a decrease in interest rates of 100 basis points at June 30, 2008, the estimated fair value of our MSR would have been $4.5 million lower.

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

At June 30, 2008, the carrying amount of our goodwill totaled $185.2 million. On September 30, 2007 we performed our annual goodwill impairment test and determined the fair value of our reporting unit to be in excess of its carrying amount by $1.35 billion, using the quoted market price of our common stock on our impairment testing date as the basis for determining the fair value. Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.

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

Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a government sponsored enterprise, or GSE, as issuer. GSE issuance mortgage-backed securities comprised 92% of our securities portfolio at June 30, 2008. Non-GSE issuance mortgage-backed securities at June 30, 2008 comprised 6% of our securities portfolio and had an amortized cost of $242.3 million. Based on the disclosure documents for our non-GSE issuance securities, none were backed by pools consisting primarily of subprime mortgage loans. Substantially all of our non-GSE issuance securities have a AAA credit rating and they have performed similarly to our GSE issuance securities. While the current mortgage market conditions reflecting credit quality concerns might significantly impact lower grade securities, the impact on our non-GSE securities has not been significant. Based on the high quality of our investment portfolio, current market conditions have not significantly impacted the pricing of our portfolio or our ability to obtain reliable prices.

The fair value of our investment portfolio is primarily impacted by changes in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income. At June 30, 2008, we had 156 securities with an estimated fair value totaling $3.34 billion which had an unrealized loss totaling $97.2 million. Primarily all of these securities are guaranteed by a GSE as issuer. Of the securities in an unrealized loss position at June 30, 2008, $959.0 million, with an unrealized loss of $58.4 million, have been in a continuous unrealized loss position for more than twelve months. At June 30, 2008, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the estimated remaining life and high credit quality of the investments and our ability and intent to hold these investments until there is a full recovery of the unrealized loss, which may be until maturity. There were no other-than-temporary impairment write-downs during the three and six months ended June 30, 2008.

For additional information regarding changes in the fair value of our securities, see Part II, Item 1A, “Risk Factors.”

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. Principal payments on loans and securities totaled $2.74 billion for the six months ended June 30, 2008 and $2.17 billion for the six months ended June 30, 2007. The net increase in loan and securities repayments for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, was primarily the result of an increase in loan repayments, due primarily to significantly elevated levels of residential mortgage loan prepayments from refinance activity due to the decline in mortgage loan interest rates, partially offset by a decrease in securities repayments.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $164.5 million for the six months ended June 30, 2008 and $81.2 million for the six months ended June 30, 2007. Deposits increased $39.6 million during the six months ended June 30, 2008 and $223.8 million during the six months ended June 30, 2007. The net increase in deposits for the six months ended June 30, 2008 was primarily due to increases in certificates of deposit and NOW and demand deposit accounts, substantially offset by decreases in Liquid CDs, money market accounts and savings accounts. We continue to experience intense competition for deposits; however, we have maintained our deposit pricing discipline. The net increase in deposits for the six months ended June 30, 2007 was primarily attributable to increases in Liquid CDs and certificates of deposit as a result of the success of our marketing efforts and competitive pricing strategies which focused on attracting these types of deposits.

Net borrowings decreased $246.7 million during the six months ended June 30, 2008 and $137.7 million during the six months ended June 30, 2007. The decrease in net borrowings during the six months ended June 30, 2008 was primarily the result of cash flows from mortgage loan and securities repayments exceeding mortgage loan originations and purchases. The decrease in net borrowings during the six months ended June 30, 2007 was the result of cash flows from deposit growth and securities repayments exceeding mortgage loan growth.

Our primary use of funds is for the origination and purchase of mortgage loans. Gross mortgage loans originated and purchased during the six months ended June 30, 2008 totaled $2.37 billion, of which $2.14 billion were originations and $231.3 million were purchases. This compares to gross mortgage loans originated and purchased during the six months ended June 30, 2007 totaling $2.28 billion, of which $2.05 billion were originations and $231.0 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $75.5 million during the six months ended June 30, 2008 and $129.9 million during the six months ended June 30, 2007. The increase in mortgage loan originations was the result of an increase in one-to-four family mortgage loan originations, partially offset by a decrease in multi-family and commercial real estate loan originations. Our one-to-four family mortgage loan originations and purchases during the 2008 second quarter were significantly higher than the first quarter of 2008. During the 2008 first quarter, we experienced considerable fallout from the mortgage loan application pipeline which existed at December 31, 2007, due primarily to the rapid decline in market interest rates during the 2008 first quarter, coupled with the further tightening of our underwriting standards in late 2007 and early 2008. However, our pipeline at the end of the 2008 first quarter included loan applications submitted under our more stringent underwriting standards and with interest rates at or near current market rates, resulting in increased one-to-four family mortgage loan originations during the 2008 second quarter. The decrease in multi-family and commercial real estate loan originations was the result of current market pricing for multi-family and commercial real estate loans which we do not believe supports aggressively pursuing such loans given the additional risks associated with this type of lending, coupled with the decline in demand for these types of loans. As of June 30, 2008 we were only originating multi-family and commercial real estate loans in the New York metropolitan area.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and repurchase agreements, our most liquid assets, totaled $124.4 million at June 30, 2008 and $118.2 million at December 31, 2007. At June 30, 2008, we had $2.19 billion in borrowings with a weighted average rate of 4.31% maturing over the next twelve months. We have the flexibility to either repay or rollover these borrowings as they mature. The continued disruption in the credit markets has not impacted our ability to engage in ordinary course borrowings. In addition, we had $7.59 billion in certificates of deposit and Liquid CDs at June 30, 2008 with a weighted average rate of 3.74% maturing over the next twelve months. We expect to retain or replace a significant portion of such deposits based on our competitive pricing and historical experience.

The following table details our borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates at June 30, 2008.

	Borrowings			Certificates of Deposit and Liquid CDs

(Dollars in Millions)	Amount		Weighted Average Rate	Amount		Weighted Average Rate

Contractual Maturity:
Six months or less	$1,686	(1)	4.39%	$4,972	(2)	3.84%
Seven to twelve months	500		4.05	2,619		3.56
Thirteen to thirty-six months	1,450		4.01	1,383		4.42
Thirty-seven to sixty months	1,225	(3)	4.72	386		4.70
Over sixty months	2,079	(4)	4.18	19		4.33

Total	$6,940		4.28%	$9,379		3.88%

(1)	Includes $366.0 million of overnight and other short-term borrowings with a weighted average rate of 2.37% and $1.32 billion of medium- and long-term borrowings with a weighted average rate of 4.95%.
(2)	Includes $1.25 billion of Liquid CDs with a weighted average rate of 2.47% and $3.72 billion of certificates of deposit with a weighted average rate of 4.29%.
(3)

Includes $125.0 million of borrowings, with a weighted average rate of 4.89%, which are callable by the counterparty within the next six months and at various times thereafter, $450.0 million of borrowings, with a weighted average rate of 4.63%, which are callable by the counterparty within the next seven to twelve months and at various times thereafter, and $400.0 million of borrowings, with a weighted average rate of 4.11%, which are callable within the next thirteen to thirty-six months and at various times thereafter.

(4)

Includes $1.00 billion of borrowings, with a weighted average rate of 4.21%, which are callable by the counterparty within the next six months and at various times thereafter and $950.0 million of borrowings, with a weighted average rate of 3.40%, which are callable by the counterparty within the next seven to twelve months and at various times thereafter.

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

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of principal and interest on its debt obligations and repurchases of common stock. Astoria Financial Corporation paid interest on its debt obligations totaling $14.0 million during the six months ended June 30, 2008. Our payment of dividends and repurchases of our common stock totaled $61.6 million during the six months ended June 30, 2008. Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal. Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation. During the six months ended June 30, 2008, Astoria Federal paid dividends to Astoria Financial Corporation totaling $88.0 million.

On July 3, 2008, our 7.67% senior unsecured notes, which were issued in a private placement, matured and the remaining principal balance of $20.0 million was repaid. As a result, we were released from the related debt covenants, previously disclosed in our 2007 Annual Report on Form 10-K, included in the terms of those notes.

On June 2, 2008, we paid a quarterly cash dividend of $0.26 per share on shares of our common stock outstanding as of the close of business on May 15, 2008 totaling $23.5 million. On July 16, 2008, we declared a quarterly cash dividend of $0.26 per share on shares of our common stock payable on September 2, 2008 to stockholders of record as of the close of business on August 15, 2008.

On April 18, 2007, our Board of Directors approved our twelfth stock repurchase plan authorizing the purchase of 10,000,000 shares, or approximately 10% of our common stock outstanding, in open-market or privately negotiated transactions. During the six months ended June 30, 2008, we repurchased 590,000 shares of our common stock, at an aggregate cost of $14.6 million. In total, as of June 30, 2008, we repurchased 1,727,700 shares of our common stock, at an aggregate cost of $43.4 million, under our twelfth stock repurchase plan. For further information on our common stock repurchases, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

See “Financial Condition” for a further discussion of the changes in stockholders’ equity.

At June 30, 2008, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.63%, leverage capital ratio of 6.63% and total risk-based capital ratio of 12.17%. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%. As of June 30, 2008, Astoria Federal continues to be a well capitalized institution.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit. Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments. Commitments to sell loans totaled $28.7 million at June 30, 2008. The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations. We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2007.

The following table details our contractual obligations at June 30, 2008.

	Payments due by period

(In Thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Contractual Obligations:
Borrowings with original terms greater than three months	$6,573,866	$1,820,000	$1,450,000	$1,225,000	$2,078,866
Commitments to originate and purchase loans (1)	618,620	618,620	—	—	—
Commitments to fund unused lines of credit (2)	376,213	376,213	—	—	—

Total	$7,568,699	$2,814,833	$1,450,000	$1,225,000	$2,078,866

(1)	Commitments to originate and purchase loans include commitments to originate loans held-for-sale of $24.1 million.
(2)	Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions as well as contingent liabilities related to assets sold with recourse and standby letters of credit. These liabilities and contingent liabilities as of June 30, 2008 have not changed significantly from December 31, 2007.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “MD&A,” in our 2007 Annual Report on Form 10-K.

Loan Portfolio

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

	At June 30, 2008		At December 31, 2007

(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total

Mortgage loans (gross):
One-to-four family	$11,825,962	73.61%	$11,628,270	72.51%
Multi-family	2,842,081	17.69	2,945,546	18.36
Commercial real estate	1,003,261	6.24	1,031,812	6.43
Construction	60,268	0.38	77,723	0.48

Total mortgage loans	15,731,572	97.92	15,683,351	97.78

Consumer and other loans (gross):
Home equity	307,222	1.91	320,884	1.99
Commercial	13,067	0.08	20,494	0.13
Other	14,383	0.09	15,443	0.10

Total consumer and other loans	334,672	2.08	356,821	2.22

Total loans (gross)	16,066,244	100.00%	16,040,172	100.00%
Net unamortized premiums and deferred loan costs	114,132		114,842

Total loans	16,180,376		16,155,014
Allowance for loan losses	(81,843)		(78,946)

Total loans, net	$16,098,533		$16,076,068

Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At June 30, 2008		At December 31, 2007

(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Securities available-for-sale:
Mortgage-backed securities:
REMICs and CMOs (1):
GSE issuance	$1,194,132	$1,147,326	$1,184,629	$1,138,139
Non-GSE issuance	36,809	33,187	40,726	38,381
GSE pass-through certificates	46,886	47,751	51,992	53,202

Total mortgage-backed securities	1,277,827	1,228,264	1,277,347	1,229,722
FHLMC preferred stock	82,996	76,940	82,996	82,996
Other securities	65	70	565	588

Total securities available-for-sale	$1,360,888	$1,305,274	$1,360,908	$1,313,306

Securities held-to-maturity:
Mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$2,685,134	$2,658,550	$2,822,089	$2,784,400
Non-GSE issuance	205,474	195,604	227,278	220,353
GSE pass-through certificates	1,771	1,852	2,108	2,192

Total mortgage-backed securities	2,892,379	2,856,006	3,051,475	3,006,945
Obligations of states and political subdivisions	5,876	5,876	6,069	6,069

Total securities held-to-maturity	$2,898,255	$2,861,882	$3,057,544	$3,013,014

(1)	Real estate mortgage investment conduits and collateralized mortgage obligations

Comparison of Financial Condition as of June 30, 2008 and December 31, 2007

and Operating Results for the Three and Six Months Ended June 30, 2008 and 2007

Financial Condition

Total assets decreased $99.3 million to $21.62 billion at June 30, 2008, from $21.72 billion at December 31, 2007. The decrease in total assets primarily reflects a decrease in securities, partially offset by increases in loans receivable and other assets.

Securities decreased $167.3 million to $4.20 billion at June 30, 2008, from $4.37 billion at December 31, 2007. This decrease was primarily the result of principal payments received of $433.7 million, partially offset by purchases of $273.2 million. We may continue to purchase securities to offset principal payments received. At June 30, 2008, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities. The amortized cost of our fixed rate REMICs and CMOs totaled $4.11 billion at June 30, 2008 and had a weighted average current coupon of 4.27%, a weighted average collateral coupon of 5.70% and a weighted average life of 3.2 years.

Our total loan portfolio increased $25.4 million to $16.18 billion at June 30, 2008, from $16.16 billion at December 31, 2007. The increase was a result of the levels of our mortgage loan origination and purchase volume outpacing the levels of repayments during the six months ended June 30, 2008.

Mortgage loans, net, increased $48.4 million to $15.84 billion at June 30, 2008, from $15.79 billion at December 31, 2007. This increase was primarily due to an increase in our one-to-four family mortgage loan portfolio, partially offset by decreases in our multi-family, commercial real estate and construction loan portfolios. Gross mortgage loans originated and purchased during the six months ended June 30, 2008 totaled $2.37 billion, of which $2.14 billion were originations and $231.3 million were purchases. This compares to gross mortgage loans originated and purchased during the six months ended June 30, 2007 totaling $2.28 billion, of which $2.05 billion were originations and $231.0 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $75.5 million during the six months ended June 30, 2008 and $129.9 million during the six months ended June 30, 2007. The increase in mortgage loan originations and purchases for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, was primarily due to an increase in one-to-four family mortgage loan originations, partially offset by a decrease in multi-family and commercial real estate loan originations. Mortgage loan repayments increased to $2.22 billion for the six months ended June 30, 2008, from $1.51 billion for the six months ended June 30, 2007. The increase in mortgage loan repayments was primarily due to a decrease in interest rates and increased refinance activity during the first half of 2008 compared to the first half of 2007.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans increased $197.7 million to $11.83 billion at June 30, 2008, from $11.63 billion at December 31, 2007, and represented 73.6% of our total loan portfolio at June 30, 2008. One-to-four family loan originations and purchases totaled $2.18 billion for the six months ended June 30, 2008 and $2.02 billion for the six months ended June 30, 2007. The increase in one-to-four family mortgage loan originations and purchases was primarily due to 2008 second quarter originations which were significantly higher than 2008 first quarter originations. During the 2008 first quarter, we experienced considerable fallout from the mortgage loan application pipeline which existed at December 31, 2007, due primarily to the rapid decline in market interest rates during the 2008 first quarter, coupled with the further tightening of our underwriting standards in late 2007 and early 2008. However, our pipeline at the end of the 2008 first quarter included loan applications submitted under our more stringent underwriting standards and with interest rates at or near current market interest rates, resulting in increased originations and growth in the one-to-four family mortgage loan portfolio during the 2008 second quarter. During the six months ended June 30, 2008, the loan-to-value ratio of our one-to-four family mortgage loan originations and purchases for portfolio averaged approximately 57% and the loan amount averaged approximately $675,000.

Our multi-family mortgage loan portfolio decreased $103.5 million to $2.84 billion at June 30, 2008, from $2.95 billion at December 31, 2007. Our commercial real estate loan portfolio decreased $28.6 million to $1.00 billion at June 30, 2008, from $1.03 billion at December 31, 2007. Multi-family and commercial real estate loan originations totaled $193.8 million for the six months ended June 30, 2008 and $253.9 million for the six months ended June 30, 2007. As previously discussed, we do not believe that current market pricing for multi-family and commercial real estate loans supports aggressively pursuing such loans given the additional risks associated with this type of lending. During the six months ended June 30, 2008, the loan-to-value ratio of our combined multi-family and commercial real estate loan originations averaged approximately 62% and the loan amount averaged approximately $1.8 million.

Our construction loan portfolio decreased $17.4 million to $60.3 million at June 30, 2008, from $77.7 million at December 31, 2007. This decrease was primarily the result of our decision to not pursue these types of loans in the current real estate market. Our consumer and other loan portfolio decreased $22.1 million to $334.7 million at June 30, 2008, from $356.8 million at December 31, 2007. This decrease was primarily the result of our decision to not aggressively pursue the origination of home equity lines of credit in the current economic environment, coupled with more stringent underwriting standards implemented in the 2007 fourth quarter. Other assets increased $37.6 million to $169.0 million at June 30, 2008, from $131.4 million at December 31, 2007, primarily due to increases in REO and the net deferred tax asset. For additional information on REO, see “Asset Quality.”

Deposits increased $39.6 million to $13.09 billion at June 30, 2008, from $13.05 billion at December 31, 2007, primarily due to increases in certificates of deposit and NOW and demand deposit accounts, substantially offset by decreases in Liquid CDs, money market accounts and savings accounts. Certificates of deposit increased $234.9 million since December 31, 2007 to $8.13 billion at June 30, 2008. NOW and demand deposit accounts increased $28.2 million since December 31, 2007 to $1.51 billion at June 30, 2008. Liquid CDs decreased $201.0 million since December 31, 2007 to $1.25 billion at June 30, 2008. Money market accounts decreased $17.3 million since December 31, 2007 to $316.6 million at June 30, 2008. Savings accounts decreased $5.1 million since December 31, 2007 to $1.89 billion at June 30, 2008. We continue to experience intense competition for deposits; however, we have continued to maintain our deposit pricing discipline.

Total borrowings, net, decreased $246.7 million to $6.94 billion at June 30, 2008, from $7.18 billion at December 31, 2007. The net decrease in total borrowings was primarily the result of cash flows from mortgage loan and securities repayments exceeding mortgage loan originations and purchases during the six months ended June 30, 2008. For additional information, see “Liquidity and Capital Resources.” Accrued expenses and other liabilities increased $83.1 million to $227.6 million at June 30, 2008, from $144.5 million at December 31, 2007. This increase primarily reflects an increase in our official checks. Prior to February 2008, we funded our liability for official checks daily through an outside processing service. Effective February 2008, we discontinued using the outside processing service.

Stockholders’ equity increased $12.5 million to $1.22 billion at June 30, 2008, from $1.21 billion at December 31, 2007. The increase in stockholders’ equity was the result of net income of $62.4 million, stock-based compensation and the allocation of shares held by the employee stock ownership plan, or ESOP, of $9.4 million and the effect of stock options exercised and related tax benefit of $7.4 million. These increases were partially offset by dividends declared of $47.0 million, common stock repurchased of $14.6 million and other comprehensive loss, net of tax, of $5.2 million, which was primarily due to the net decrease in the fair value of our securities available-for-sale.

Results of Operations

General

Net income for the three months ended June 30, 2008 decreased $614,000 to $33.5 million, from $34.1 million for the three months ended June 30, 2007. Diluted earnings per common share was $0.37 per share for the three months ended June 30, 2008 and 2007. Return on average assets was 0.62% for the three months ended June 30, 2008 and 0.63% for the three months ended June 30, 2007. Return on average stockholders’ equity decreased to 10.96% for the three months ended June 30, 2008, from 11.35% for the three months ended June 30, 2007. Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, decreased to 12.92% for the three months ended June 30, 2008, from 13.42%

for the three months ended June 30, 2007. The decreases in the returns on average stockholders’ equity and average tangible stockholders’ equity were due to the decrease in net income, coupled with the increase in the average balance of stockholders’ equity.

Net income for the six months ended June 30, 2008 decreased $7.4 million to $62.4 million, from $69.8 million for the six months ended June 30, 2007. Diluted earnings per common share decreased to $0.69 per share for the six months ended June 30, 2008, from $0.75 per share for the six months ended June 30, 2007. Return on average assets decreased to 0.58% for the six months ended June 30, 2008, from 0.65% for the six months ended June 30, 2007. Return on average stockholders’ equity decreased to 10.22% for the six months ended June 30, 2008, from 11.59% for the six months ended June 30, 2007. Return on average tangible stockholders’ equity decreased to 12.05% for the six months ended June 30, 2008, from 13.70% for the six months ended June 30, 2007. The decreases in these returns were primarily due to the decrease in net income.

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

For the three months ended June 30, 2008, net interest income increased $9.7 million to $92.6 million, from $82.9 million for the three months ended June 30, 2007, and increased $3.0 million to $173.4 million for the six months ended June 30, 2008, from $170.4 million for the six months ended June 30, 2007. The net interest margin increased to 1.81% for the three months ended June 30, 2008, from 1.62% for the three months ended June 30, 2007, and increased to 1.69% for the six months ended June 30, 2008, from 1.66% for the six months ended June 30, 2007. The net interest rate spread increased to 1.70% for the three months ended June 30, 2008, from 1.50% for the three months ended June 30, 2007, and increased to 1.58% for the six months ended June 30, 2008, from 1.55% for the six months ended June 30, 2007. The average balance of net interest-earning assets increased $16.4 million to $634.2 million for the three months ended June 30, 2008, from $617.8 million for the three months ended June 30, 2007, and increased $7.0 million to $617.7 million for the six months ended June 30, 2008, from $610.7 million for the six months ended June 30, 2007.

The increases in net interest income, the net interest margin and the net interest rate spread for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007, were primarily due to decreases in interest expense, partially offset by decreases in interest income. The decrease in interest expense for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, was primarily due to decreases in the average cost of our Liquid CDs, certificates of deposit and borrowings and a decrease in the average balance of Liquid CDs, partially offset by increases in the average balances of certificates of deposit and borrowings. The decrease in interest expense for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, was primarily due to decreases in the average cost of Liquid CDs and certificates of deposit and a decrease in the average balance of Liquid CDs, partially offset by increases in the average balances of certificates of deposit and borrowings. The decreases in interest income for the three and six months ended

June 30, 2008, compared to the three and six months ended June 30, 2007, were primarily due to decreases in the average yields on our interest earning assets. Although interest income on one-to-four family mortgage loans increased for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007, net income, net interest income, the net interest margin and the net interest rate spread were negatively impacted by accelerated loan premium amortization resulting from the substantial increase in mortgage loan prepayments during the first half of 2008 compared to the first half of 2007.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following tables set forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three and six months ended June 30, 2008 and 2007. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended June 30,

	2008				2007

(Dollars in Thousands)
Average Balance
			Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost

				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$11,558,547		$152,247	5.27%	$10,749,335		$141,568	5.27%
Multi-family, commercial real estate and construction	3,941,587		58,686	5.96	4,200,044		64,438	6.14
Consumer and other loans (1)	345,242		4,177	4.84	406,437		7,812	7.69

Total loans	15,845,376		215,110	5.43	15,355,816		213,818	5.57
Mortgage-backed and other securities (2)	4,234,398		46,708	4.41	4,964,564		55,885	4.50
Federal funds sold and repurchase agreements	183,413		1,018	2.22	37,742		499	5.29
FHLB-NY stock	194,783		3,803	7.81	155,056		2,749	7.09

Total interest-earning assets	20,457,970		266,639	5.21	20,513,178		272,951	5.32

Goodwill	185,151				185,151
Other non-interest-earning assets	844,802				763,554

Total assets	$21,487,923				$21,461,883

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$1,884,583		1,899	0.40	$2,061,648		2,074	0.40
Money market	317,185		799	1.01	391,139		970	0.99
NOW and demand deposit	1,508,664		319	0.08	1,495,582		214	0.06
Liquid CDs	1,302,494		8,894	2.73	1,659,796		20,241	4.88

Total core deposits	5,012,926		11,911	0.95	5,608,165		23,499	1.68
Certificates of deposit	8,008,650		85,940	4.29	7,724,775		90,597	4.69

Total deposits	13,021,576		97,851	3.01	13,332,940		114,096	3.42
Borrowings	6,802,152		76,208	4.48	6,562,399		75,964	4.63

Total interest-bearing liabilities	19,823,728		174,059	3.51	19,895,339		190,060	3.82

Non-interest-bearing liabilities	443,235				365,877

Total liabilities	20,266,963				20,261,216
Stockholders’ equity	1,220,960				1,200,667

Total liabilities and stockholders’ equity	$21,487,923				$21,461,883

Net interest income/net interest rate spread (3)			$92,580	1.70%			$82,891	1.50%

Net interest-earning assets/net interest margin (4)	$634,242			1.81%	$617,839			1.62%

Ratio of interest-earning assets to interest-bearing liabilities	1.03	x			1.03	x

______________
(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,

	2008				2007

(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost

				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$11,590,151		$305,845	5.28%	$10,568,690		$278,084	5.26%
Multi-family, commercial real estate and construction	3,973,630		119,001	5.99	4,214,404		129,108	6.13
Consumer and other loans (1)	350,650		9,609	5.48	418,631		16,006	7.65

Total loans	15,914,431		434,455	5.46	15,201,725		423,198	5.57
Mortgage-backed and other securities (2)	4,265,655		94,601	4.44	5,096,922		114,900	4.51
Federal funds sold and repurchase agreements	138,790		1,654	2.38	56,009		1,475	5.27
FHLB-NY stock	195,449		8,025	8.21	151,880		5,347	7.04

Total interest-earning assets	20,514,325		538,735	5.25	20,506,536		544,920	5.31

Goodwill	185,151				185,151
Other non-interest-earning assets	813,624				760,102

Total assets	$21,513,100				$21,451,789

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$1,879,370		3,787	0.40	$2,080,553		4,161	0.40
Money market	320,568		1,603	1.00	406,441		2,007	0.99
NOW and demand deposit	1,477,578		631	0.09	1,480,253		425	0.06
Liquid CDs	1,363,500		23,387	3.43	1,592,477		38,777	4.87

Total core deposits	5,041,016		29,408	1.17	5,559,724		45,370	1.63
Certificates of deposit	7,950,661		178,646	4.49	7,712,371		179,084	4.64

Total deposits	12,991,677		208,054	3.20	13,272,095		224,454	3.38
Borrowings	6,904,989		157,315	4.56	6,623,738		150,048	4.53

Total interest-bearing liabilities	19,896,666		365,369	3.67	19,895,833		374,502	3.76

Non-interest-bearing liabilities	395,973				351,122

Total liabilities	20,292,639				20,246,955
Stockholders’ equity	1,220,461				1,204,834

Total liabilities and stockholders’ equity	$21,513,100				$21,451,789

Net interest income/net interest rate spread (3)			$173,366	1.58%			$170,418	1.55%

Net interest-earning assets/net interest margin (4)	$617,659			1.69%	$610,703			1.66%

Ratio of interest-earning assets to interest-bearing liabilities	1.03	x			1.03	x

______________
(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007			Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

	Increase (Decrease)			Increase (Decrease)

(In Thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest-earning assets:
Mortgage loans:
One-to-four family	$10,679	$—	$10,679	$26,710	$1,051	$27,761
Multi-family, commercial real estate and construction	(3,896)	(1,856)	(5,752)	(7,221)	(2,886)	(10,107)
Consumer and other loans	(1,050)	(2,585)	(3,635)	(2,329)	(4,068)	(6,397)
Mortgage-backed and other securities	(8,078)	(1,099)	(9,177)	(18,535)	(1,764)	(20,299)
Federal funds sold and repurchase agreements	955	(436)	519	1,311	(1,132)	179
FHLB-NY stock	755	299	1,054	1,696	982	2,678

Total	(635)	(5,677)	(6,312)	1,632	(7,817)	(6,185)

Interest-bearing liabilities:
Savings	(175)	—	(175)	(374)	—	(374)
Money market	(190)	19	(171)	(424)	20	(404)
NOW and demand deposit	3	102	105	(1)	207	206
Liquid CDs	(3,725)	(7,622)	(11,347)	(5,035)	(10,355)	(15,390)
Certificates of deposit	3,250	(7,907)	(4,657)	5,439	(5,877)	(438)
Borrowings	2,738	(2,494)	244	6,286	981	7,267

Total	1,901	(17,902)	(16,001)	5,891	(15,024)	(9,133)

Net change in net interest income	$(2,536)	$12,225	$9,689	$(4,259)	$7,207	$2,948

Interest Income

Interest income decreased $6.4 million to $266.6 million for the three months ended June 30, 2008, from $273.0 million for the three months ended June 30, 2007, primarily due to a decrease in the average yield on interest-earning assets to 5.21% for the three months ended June 30, 2008, from 5.32% for the three months ended June 30, 2007. The decrease in the average yield on interest-earning assets was primarily the result of decreases in the average yields on total loans and mortgage-backed and other securities. The average balance of interest-earning assets decreased $55.2 million to $20.46 billion for the three months ended June 30, 2008, from $20.51 billion for the three months ended June 30, 2007, primarily due to a decrease in the average balance of mortgage-backed and other securities, substantially offset by increases in the average balances of total loans and federal funds sold and repurchase agreements.

Interest income on one-to-four family mortgage loans increased $10.6 million to $152.2 million for the three months ended June 30, 2008, from $141.6 million for the three months ended June 30, 2007, which was the result of an increase of $809.2 million in the average balance of such loans. The increase in the average balance of one-to-four family mortgage loans was the result of the strong levels of originations and purchases which outpaced the levels of repayments over the past year. The average yield on one-to-four family mortgage loans was 5.27% for both the three months ended June 30, 2008 and 2007. The average yield for the three months ended June 30, 2008 was negatively impacted by accelerated loan premium amortization resulting from the substantial increase in mortgage loan prepayments during the first half of 2008 compared to the first half of 2007. Net premium amortization on one-to-four family mortgage loans increased $2.7 million to $8.6 million for the three months ended June 30, 2008, from $5.9 million for the three months ended June 30, 2007. The increase in net premium amortization offset the impact of the upward repricing of our ARM loans and new originations at higher interest rates than the rates on loans repaid.

Interest income on multi-family, commercial real estate and construction loans decreased $5.7 million to $58.7 million for the three months ended June 30, 2008, from $64.4 million for the three months ended June 30, 2007, which was primarily the result of a decrease of $258.5 million in the average balance of such loans, coupled with a decrease in the average yield to 5.96% for the three months ended June 30, 2008, from 6.14% for the three months ended June 30, 2007. The decrease in the average balance of multi-family, commercial real estate and construction loans reflects the levels of repayments which outpaced the levels of originations over the past year. Our originations of multi-family, commercial real estate and construction loans have declined in recent periods due primarily to the competitive market pricing and our decision to not aggressively pursue such loans under current market conditions. The decrease in the average yield on multi-family, commercial real estate and construction loans reflects new loan originations at lower interest rates than the rates on the loans being repaid and/or remaining in the portfolio. Prepayment penalties totaled $1.4 million for the three months ended June 30, 2008 and $1.7 million for the three months ended June 30, 2007.

Interest income on consumer and other loans decreased $3.6 million to $4.2 million for the three months ended June 30, 2008, from $7.8 million for the three months ended June 30, 2007, primarily due to a decrease in the average yield to 4.84% for the three months ended June 30, 2008, from 7.69% for the three months ended June 30, 2007, coupled with a decrease of $61.2 million in the average balance of the portfolio. The decrease in the average yield on consumer and other loans was primarily the result of a decrease in the average yield on our home equity lines of credit which are adjustable rate loans which generally reset monthly and are indexed to the prime rate which decreased 100 basis points during the second half of 2007 and 225 basis points during the first half of 2008. Home equity lines of credit represented 91.8% of this portfolio at June 30, 2008. The decrease in the average balance of consumer and other loans was primarily the result of our decision to not aggressively pursue the origination of home equity lines of credit in the current economic environment, coupled with more stringent underwriting standards implemented in the 2007 fourth quarter.

Interest income on mortgage-backed and other securities decreased $9.2 million to $46.7 million for the three months ended June 30, 2008, from $55.9 million for the three months ended June 30, 2007. This decrease was primarily the result of a decrease of $730.2 million in the average balance of the portfolio, coupled with a decrease in the average yield to 4.41% for the three months ended June 30, 2008, from 4.50% for the three months ended June 30, 2007. The decrease in the average balance of mortgage-backed and other securities reflects our strategy in 2007 of reducing the securities portfolio through normal cash flow.

Interest income on federal funds sold and repurchase agreements increased $519,000 to $1.0 million for the three months ended June 30, 2008, primarily due to an increase of $145.7 million in the average balance of the portfolio, partially offset by a decrease in the average yield to 2.22% for the three months ended June 30, 2008, from 5.29% for the three months ended June 30, 2007. The increase in the average balance of federal funds sold and repurchase agreements reflects the excess cash flows from loan prepayments during the 2008 first quarter, which were used to fund loan originations during the 2008 second quarter. The decrease in the average yield reflects the previously discussed FOMC rate reductions.

Dividend income on Federal Home Loan Bank of New York, or FHLB-NY, stock increased $1.1 million to $3.8 million for the three months ended June 30, 2008, primarily due to an increase of $39.7 million in the average balance of FHLB-NY stock, coupled with an increase in the average yield to 7.81% for the three months ended June 30, 2008, from 7.09% for the three months ended June 30, 2007. The increase in the average balance of FHLB-NY stock was primarily due to an increase in the levels of FHLB-NY borrowings. The increase in the average yield on FHLB-NY stock was the result of an increase in the dividend rate paid by the FHLB-NY.

Interest income decreased $6.2 million to $538.7 million for the six months ended June 30, 2008, from $544.9 million for the six months ended June 30, 2007, primarily due to a decrease in the average yield on interest-earning assets to 5.25% for the six months ended June 30, 2008, from 5.31% for the six months ended June 30, 2007, partially offset by the slight increase in the average balance of interest-earning assets which totaled $20.51 billion for the six months ended June 30, 2008 and 2007. The slight increase in the average balance of interest-earning assets was primarily due to increases in the average balances of total loans and federal funds sold and repurchase agreements, substantially offset by a decrease in the average balance of mortgage-backed and other securities.

Interest income on one-to-four family mortgage loans increased $27.7 million to $305.8 million for the six months ended June 30, 2008, from $278.1 million for the six months ended June 30, 2007, which was primarily the result of an increase of $1.02 billion in the average balance of such loans, coupled with an increase in the average yield to 5.28% for the six months ended June 30, 2008, from 5.26% for the six months ended June 30, 2007. Net premium amortization on one-to-four family mortgage loans increased $7.4 million to $18.2 million for the six months ended June 30, 2008, from $10.8 million for the six months ended June 30, 2007.

Interest income on multi-family, commercial real estate and construction loans decreased $10.1 million to $119.0 million for the six months ended June 30, 2008, from $129.1 million for the six months ended June 30, 2007, which was primarily the result of a decrease of $240.8 million in the average balance of such loans, coupled with a decrease in the average yield to 5.99% for the six months ended June 30, 2008, from 6.13% for the six months ended June 30, 2007. Prepayment penalties totaled $3.0 million for the six months ended June 30, 2008 and $3.5 million for the six months ended June 30, 2007.

Interest income on consumer and other loans decreased $6.4 million to $9.6 million for the six months ended June 30, 2008, from $16.0 million for the six months ended June 30, 2007, primarily due to a decrease in the average yield to 5.48% for the six months ended June 30, 2008, from 7.65% for the six months ended June 30, 2007, coupled with a decrease of $68.0 million in the average balance of the portfolio.

Interest income on mortgage-backed and other securities decreased $20.3 million to $94.6 million for the six months ended June 30, 2008, from $114.9 million for the six months ended June 30, 2007. This decrease was primarily the result of a decrease of $831.3 million in the average balance of the portfolio, coupled with a decrease in the average yield to 4.44% for the six months ended June 30, 2008, from 4.51% for the six months ended June 30, 2007.

Interest income on federal funds sold and repurchase agreements increased $179,000 to $1.7 million for the six months ended June 30, 2008, primarily due to an increase of $82.8 million in the average balance of the portfolio, substantially offset by a decrease in the average yield to 2.38% for the six months ended June 30, 2008, from 5.27% for the six months ended June 30, 2007.

Dividend income on FHLB-NY stock increased $2.7 million to $8.0 million for the six months ended June 30, 2008, primarily due to an increase of $43.6 million in the average balance of FHLB-NY stock, coupled with an increase in the average yield to 8.21% for the six months ended June 30, 2008, from 7.04% for the six months ended June 30, 2007.

The principal reasons for the changes in the average yields and average balances of the various assets noted above for the six months ended June 30, 2008 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2008.

Interest Expense

Interest expense decreased $16.0 million to $174.1 million for the three months ended June 30, 2008, from $190.1 million for the three months ended June 30, 2007, primarily due to a decrease in the average cost of interest-bearing liabilities to 3.51% for the three months ended June 30, 2008, from 3.82% for the three months ended June 30, 2007, primarily due to the decreases in the average costs of certificates of deposit, Liquid CDs and borrowings. The average balance of interest-bearing liabilities decreased $71.6 million to $19.82 billion for the three months ended June 30, 2008, from $19.90 billion for the three months ended June 30, 2007, due to a decrease in the average balance of deposits, partially offset by an increase in the average balance of borrowings.

Interest expense on deposits decreased $16.2 million to $97.9 million for the three months ended June 30, 2008, from $114.1 million for the three months ended June 30, 2007, primarily due to a decrease in the average cost to 3.01% for the three months ended June 30, 2008, from 3.42% for the three months ended June 30, 2007. The decrease in the average cost of total deposits was primarily due to the impact of the decline in short-term interest rates over the past year on our Liquid CDs and our certificates of deposit which matured and were replaced at lower interest rates. The average balance of total deposits decreased $311.4 million to $13.02 billion for the three months ended June 30, 2008, from $13.33 billion for the three months ended June 30, 2007, primarily due to decreases in the average balances of Liquid CDs, savings accounts and money market accounts, partially offset by increases in the average balances of certificates of deposit.

Interest expense on Liquid CDs decreased $11.3 million to $8.9 million for the three months ended June 30, 2008, from $20.2 million for the three months ended June 30, 2007, primarily due to a decrease in the average cost to 2.73% for the three months ended June 30, 2008, from 4.88% for the three months ended June 30, 2007, coupled with a decrease of $357.3 million in the average balance. The decrease in the average cost of Liquid CDs reflects the decline in short-term interest rates over the past year. The decrease in the average balance of Liquid CDs was primarily a result of our decision to maintain our pricing discipline over the past year as short-term interest rates declined.

Interest expense on certificates of deposit decreased $4.7 million to $85.9 million for the three months ended June 30, 2008, from $90.6 million for the three months ended June 30, 2007, primarily due to a decrease in the average cost to 4.29% for the three months ended June 30, 2008, from 4.69% for the three months ended June 30, 2007, partially offset by an increase of $283.9 million in the average balance. The decrease in the average cost of certificates of deposit reflects the impact of the decrease in interest rates over the past year as certificates of deposit at higher rates matured and were replaced at lower interest rates. During the three months ended June 30, 2008, $2.65 billion of certificates of deposit, with a weighted average rate of 4.54% and a weighted average maturity at inception of twelve months, matured and $2.78 billion of certificates of deposit were issued or repriced, with a weighted average rate of 3.19% and a weighted average maturity at inception of eleven months. The increase in the average balance of certificates of deposit was primarily a result of the success of our marketing efforts and competitive pricing strategies during the 2008 second quarter.

Interest expense on borrowings increased slightly to $76.2 million for the three months ended June 30, 2008, from $76.0 million for the three months ended June 30, 2007, resulting from an increase of $239.8 million in the average balance, substantially offset by a decrease in the average cost to 4.48% for the three months ended June 30, 2008, from 4.63% for the three months ended June 30, 2007. The increase in the average balance of borrowings was primarily the result of our use of lower cost borrowings to fund some of our loan growth during the second half of 2007. The decrease in the average cost of borrowings reflects the impact of the decline in short-term interest rates over the past year on our short-term and variable rate borrowings, coupled with the downward repricing of borrowings which matured and were refinanced during the 2008 second quarter.

Interest expense decreased $9.1 million to $365.4 million for the six months ended June 30, 2008, from $374.5 million for the six months ended June 30, 2007, primarily due to a decrease in the average cost of interest-bearing liabilities to 3.67% for the six months ended June 30, 2008, from 3.76% for the six months ended June 30, 2007, primarily due to decreases in the average cost of Liquid CDs and certificates of deposit. The average balance of interest-bearing liabilities increased slightly and totaled $19.90 billion for the six months ended June 30, 2008 and 2007. The slight increase in the average balance of interest-bearing liabilities was due to an increase in the average balance of borrowings, substantially offset by a decrease in the average balance of deposits.

Interest expense on deposits decreased $16.4 million to $208.1 million for the six months ended June 30, 2008, from $224.5 million for the six months ended June 30, 2007, primarily due to a decrease in the average cost to 3.20% for the six months ended June 30, 2008, from 3.38% for the six months ended June 30, 2007. The average balance of total deposits decreased $280.4 million to $12.99 billion for the six months ended June 30, 2008, from $13.27 billion for the six months ended June 30, 2007, primarily due to decreases in the average balances of Liquid CDs, savings accounts and money market accounts, primarily as a result of continued competition for these types of deposits, partially offset by an increase in the average balance of certificates of deposit.

Interest expense on certificates of deposit decreased slightly to $178.6 million for the six months ended June 30, 2008, from $179.1 million for the six months ended June 30, 2007, primarily due to a decrease in the average cost to 4.49% for the six months ended June 30, 2008, from 4.64% for the six months ended June 30, 2007, substantially offset by an increase of $238.3 million in the average balance. During the six months ended June 30, 2008, $4.44 billion of certificates of deposit, with a weighted average rate of 4.57% and a weighted average maturity at inception of thirteen months, matured and $4.50 billion of certificates of deposit were issued or repriced, with a weighted average rate of 3.36% and a weighted average maturity at inception of ten months.

Interest expense on Liquid CDs decreased $15.4 million to $23.4 million for the six months ended June 30, 2008, from $38.8 million for the six months ended June 30, 2007, primarily due to a decrease in the average cost to 3.43% for the six months ended June 30, 2008, from 4.87% for the six months ended June 30, 2007, coupled with a decrease of $229.0 million in the average balance.

Interest expense on borrowings increased $7.3 million to $157.3 million for the six months ended June 30, 2008, from $150.0 million for the six months ended June 30, 2007, resulting from an increase of $281.3 million in the average balance, coupled with an increase in the average cost to 4.56% for the six months ended June 30, 2008, from 4.53% for the six months ended June 30, 2007. The increase in the average cost of borrowings reflects the upward repricing of borrowings which matured and were refinanced during 2007, substantially offset by the impact of the decline in short-term interest rates over the past year on our short-term and variable rate borrowings.

Except as otherwise noted, the principal reasons for the changes in the average costs and average balances of the various liabilities noted above for the six months ended June 30, 2008 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2008.

Provision for Loan Losses

We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. Subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that we have ever actively pursued. During the first half of 2008, the continued decline in the housing and real estate markets, as well as the overall economic environment, contributed to an increase in our non-performing loans and net loan charge-offs. As a geographically diversified lender, we are not immune to, and have been affected by, the negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing industry nationally. Based on our evaluation of the issues regarding the real estate and housing markets, the overall economic environment, and the increase in and composition of our delinquencies, non-performing loans and net loan charge-offs, we determined that a provision for loan losses was warranted for the three and six months ended June 30, 2008.

The provision for loan losses totaled $7.0 million for the three months ended June 30, 2008 and $11.0 million for the six months ended June 30, 2008, reflecting the continued higher levels of non-performing loans and net loan charge-offs experienced since the second half of 2007. No provision for loan losses was recorded for the three and six months ended June 30, 2007. The allowance for loan losses was $81.8 million at June 30, 2008 and $78.9 million at December 31, 2007. The allowance for loan losses as a percentage of non-performing loans decreased to 63.64% at June 30, 2008, from 115.97% at December 31, 2007, primarily due to an increase in non-performing loans. The allowance for loan losses as a percentage of total loans was 0.51% at June 30, 2008 and 0.49% at December 31, 2007. We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, delinquencies, charge-off experience and non-accrual and non-performing loans. The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at June 30, 2008 and December 31, 2007.

We review our allowance for loan losses on a quarterly basis. Material factors considered during our quarterly review include our historical loss experience, the composition and direction of loan delinquencies and the impact of current economic conditions. Net loan charge-offs totaled $5.2 million, or thirteen basis points of average loans outstanding, annualized, for the three months ended June 30, 2008 and $8.1 million, or ten basis points of average loans outstanding, annualized, for the six months ended June 30, 2008. This compares to net loan charge-offs of $698,000, or two basis points of average loans outstanding, annualized, for the three months ended June 30, 2007 and $543,000, or one basis point of average loans outstanding, annualized, for the six months ended June 30, 2007. Net loan charge-offs during the six months ended June 30, 2008 included a $1.5 million charge-off related to a single construction loan and a $1.4 million charge-off related to a single multi-family loan.

The composition of our loan portfolio, by property type, has remained relatively consistent over the last several years. At June 30, 2008, our loan portfolio was comprised of 74% one-to-four family mortgage loans, 18% multi-family mortgage loans, 6% commercial real estate loans and 2% consumer and other loan categories. Our loan-to-value ratios upon origination are low overall, have been consistent over the past several years and provide some level of protection in the event of default should property values decline. At June 30, 2008, the average loan-to-value ratio of our mortgage loan portfolio was less than 65% based on current principal balances and original appraisal values. However, the markets in which we lend have experienced declines in real estate values which we have taken into account in evaluating our allowance for loan losses.

Our non-performing loans, which are comprised primarily of mortgage loans, increased $60.5 million to $128.6 million, or 0.79% of total loans, at June 30, 2008, from $68.1 million, or 0.42% of total loans, at December 31, 2007. This increase was primarily due to increases in non-performing one-to-four family, multi-family and commercial real estate mortgage loans. Despite the increase in non-performing loans at June 30, 2008, our non-performing loans continue to remain at low levels relative to the size of our loan portfolio and those of other lending institutions.

We continue to adhere to prudent underwriting standards. We underwrite our one-to-four family mortgage loans primarily based upon our evaluation of the borrower’s ability to pay. We generally do not obtain updated estimates of collateral value for loans until classified or requested by our Asset Classification Committee or, in the case of one-to-four family loans, when such loans are 180 days delinquent. We monitor property value trends in our market areas to determine what impact, if any, such trends may have on our loan-to-value ratios and the adequacy of the allowance for loan losses. Based on our review of property value trends, including updated estimates of collateral value on classified loans and related loan charge-offs, we believe the current decline in the housing market has had some negative impact on the value of our non-performing loan collateral as of June 30, 2008.

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

Non-Interest Income

Non-interest income decreased $1.5 million to $24.8 million for the three months ended June 30, 2008, from $26.3 million for the three months ended June 30, 2007, and decreased $1.6 million to $47.3 million for the six months ended June 30, 2008, from $48.9 million for the six months ended June 30, 2007. These decreases were primarily due to decreases in other non-interest income, partially offset by increases in customer service fees.

Other non-interest income decreased $2.1 million to $1.4 million for the three months ended June 30, 2008, from $3.5 million for the three months ended June 30, 2007, and decreased $2.1 million to $2.8 million for the six months ended June 30, 2008, from $4.9 million for the six months ended June 30, 2007. These decreases were primarily due to a gain recognized in the 2007 second quarter related to insurance proceeds from an individual life insurance policy on a former executive.

Customer service fees increased $616,000 to $16.8 million for the three months ended June 30, 2008, from $16.2 million for the three months ended June 30, 2007, and increased $581,000 to $31.9 million for the six months ended June 30, 2008, from $31.3 million for the six months ended June 30, 2007. These increases were primarily due to increases in commissions received from sales of tax-deferred annuities and mutual funds through an unaffiliated third party vendor, partially offset by decreases in insufficient fund fees related to transaction accounts and ATM fees.

Non-Interest Expense

Non-interest expense increased $1.3 million to $60.0 million for the three months ended June 30, 2008, from $58.7 million for the three months ended June 30, 2007, primarily due to an increase in compensation and benefits expense, partially offset by a decrease in other expense. For the six months ended June 30, 2008, non-interest expense increased $2.4 million to $118.2 million, from $115.8 million for the six months ended June 30, 2007, primarily due to an increase in compensation and benefits expense, partially offset by decreases in advertising expense and other expense. Our percentage of general and administrative expense to average assets, annualized, was 1.12% for the three months ended June 30, 2008, compared to 1.09% for the three months ended June 30, 2007, and 1.10% for the six months ended June 30, 2008, compared to 1.08% for the six months ended June 30, 2007.

Compensation and benefits expense increased $2.4 million, to $32.4 million for the three months ended June 30, 2008, from $30.0 million for the three months ended June 30, 2007, and increased $3.2 million, to $64.4 million for the six months ended June 30, 2008, from $61.2 million for the six months ended June 30, 2007. These increases were primarily due to increases in salaries, incentive compensation, stock-based compensation, ESOP expense and medical insurance costs, partially offset by decreases in the net periodic cost of pension and other postretirement benefits, which were primarily the result of decreases in the amortization of the net actuarial loss.

Other expense decreased $1.1 million to $8.7 million for the three months ended June 30, 2008, from $9.8 million for the three months ended June 30, 2007, primarily due to a $2.0 million decrease in goodwill litigation expense, partially offset by a $1.1 million increase in REO expense. Other expense decreased $584,000 to $16.4 million for the six months ended June 30, 2008, from $16.9 million for the six months ended June 30, 2007, primarily due to a $2.1 million decrease in goodwill litigation expense, partially offset by a $1.8 million increase in REO related expense. Advertising expense decreased $1.3 million to $2.6 million for the six months ended

June 30, 2008, from $3.9 million for the six months ended June 30, 2007, primarily due to a reduction in print advertising for certificates of deposit during the 2008 first quarter.

Income Tax Expense

For the three months ended June 30, 2008, income tax expense totaled $17.0 million, representing an effective tax rate of 33.7%, compared to $16.4 million for the three months ended June 30, 2007, representing an effective tax rate of 32.5%. For the six months ended June 30, 2008, income tax expense totaled $29.1 million, representing an effective tax rate of 31.8%, compared to $33.6 million for the six months ended June 30, 2007, representing an effective tax rate of 32.5%.

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

The composition of our loan portfolio, by property type, has remained relatively consistent. At June 30, 2008, our loan portfolio was comprised of 74% one-to-four family mortgage loans, 18% multi-family mortgage loans, 6% commercial real estate loans and 2% consumer and other loan categories. This compares to 73% one-to-four family mortgage loans, 18% multi-family mortgage loans, 6% commercial real estate loans and 3% consumer and other loan categories at December 31, 2007.

The following table provides further details on the composition of our one-to-four family and multi-family and commercial real estate mortgage loan portfolios in dollar amounts and in percentages of the portfolio at the dates indicated.

	At June 30, 2008		At December 31, 2007

(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total

One-to-four family:
Full documentation interest-only (1)	$5,414,728	45.79%	$5,415,787	46.57%
Full documentation amortizing	3,793,144	32.07	3,320,047	28.55
Reduced documentation interest-only (1) (2)	2,029,700	17.16	2,230,041	19.18
Reduced documentation amortizing (2)	588,390	4.98	662,395	5.70

Total one-to-four family	$11,825,962	100.00%	$11,628,270	100.00%

Multi-family and commercial real estate:
Full documentation amortizing	$3,206,371	83.38%	$3,337,692	83.92%
Full documentation interest-only	638,971	16.62	639,666	16.08

Total multi-family and commercial real estate	$3,845,342	100.00%	$3,977,358	100.00%

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

Non-Performing Assets

Effective January 1, 2008, we have revised our presentation of non-performing mortgage loans to report mortgage loans which have missed only two payments as 60-89 days delinquent instead of as non-accrual, which had been our previous practice. This change was implemented to improve the transparency of loan migration through delinquency status (i.e., 30, 60 and 90 days delinquent); to be consistent with our presentation for reporting non-accrual consumer and other loans; and to improve comparability of our non-performing loan disclosures with other institutions. Under our revised presentation, mortgage loans are classified as non-accrual when such loans become 90 days delinquent as to their payment due date (missed three payments). Under our previous presentation, mortgage loans were classified as non-accrual when such loans became 90 days delinquent as to their interest due, even though in many instances the borrower had only missed two payments. At June 30, 2008, substantially all of the loans reported as 60-89 days delinquent would have been reported as non-accrual under the previous presentation. Loans which had missed two payments and were previously reported as non-accrual as of December 31, 2007 totaling $38.3 million have been reclassified from non-accrual to 60-89 days delinquent as of December 31, 2007 to conform the December 31, 2007 information to the current year presentation. All of the asset quality information presented for December 31, 2007 has been revised to conform to the current year presentation.

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At June 30, 2008	At December 31, 2007

Non-accrual mortgage loans	$126,399	$66,126
Non-accrual consumer and other loans	2,082	1,476
Mortgage loans delinquent 90 days or more and still accruing interest (1)	122	474

Total non-performing loans	128,603	68,076
REO, net (2)	18,249	9,115

Total non-performing assets	$146,852	$77,191

Non-performing loans to total loans	0.79%	0.42%
Non-performing loans to total assets	0.59	0.31
Non-performing assets to total assets	0.68	0.36
Allowance for loan losses to non-performing loans	63.64	115.97
Allowance for loan losses to total loans	0.51	0.49
(1)	Mortgage loans delinquent 90 days or more and still accruing interest consist primarily of loans delinquent 90 days or more as to their maturity date but not their interest due.
(2)

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is carried in other assets, net of allowances for losses, at the lower of cost or fair value, less estimated selling costs. The allowance for losses was $1.1 million at June 30, 2008 and $493,000 at December 31, 2007.

Total non-performing assets increased $69.7 million to $146.9 million at June 30, 2008, from $77.2 million at December 31, 2007. Non-performing loans, the most significant component of non-performing assets, increased $60.5 million to $128.6 million at June 30, 2008, from $68.1 million at December 31, 2007. As previously discussed, these increases were primarily due to increases in non-performing one-to-four family, multi-family and commercial real estate mortgage loans. During the first half of 2008, the continued decline in the housing and real estate markets, as well as the overall economic environment, continued to contribute to an increase in our non-performing loans. Despite the increase in non-performing loans at June 30, 2008, our non-performing loans continue to remain at low levels relative to the size of our loan portfolio. The ratio of non-performing loans to total loans was 0.79% at June 30, 2008 and 0.42% at December 31, 2007. The ratio of non-performing assets to total assets was 0.68% at June 30, 2008 and 0.36% at December 31, 2007. The allowance for loan losses as a percentage of total non-performing loans decreased to 63.64% at June 30, 2008, from 115.97% at December 31, 2007.

During the six months ended June 30, 2008, we sold $12.5 million of delinquent loans, primarily one-to-four family and multi-family mortgage loans. The sale of these loans did not have a material impact on our non-performing loans, non-performing assets and related ratios at June 30, 2008.

The following table provides further details on the composition of our non-performing one-to-four family and multi-family and commercial real estate mortgage loans in dollar amounts and in percentages of the portfolio, at the dates indicated.

	At June 30, 2008		At December 31, 2007

(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total

Non-performing loans:
One-to-four family:
Full documentation interest-only	$29,253	28.96%	$16,748	27.79%
Full documentation amortizing	12,756	12.63	11,357	18.85
Reduced documentation interest-only	49,299	48.80	21,896	36.33
Reduced documentation amortizing	9,712	9.61	10,260	17.03

Total one-to-four family	$101,020	100.00%	$60,261	100.00%

Multi-family and commercial real estate:
Full documentation amortizing	$17,595	71.68%	$5,067	100.00%
Full documentation interest-only	6,950	28.32	—	—

Total multi-family and commercial real estate	$24,545	100.00%	$5,067	100.00%

The aggregate amounts of our non-performing one-to-four family interest-only and fully amortizing loans, as measured by their respective percentages of total non-performing one-to-four family loans, is relatively consistent with the aggregate amounts of these types of loans, as measured by their respective percentages, of the entire one-to-four family portfolio. However, our non-performing reduced documentation interest-only loans have increased at a greater pace than our other non-performing loan categories during the first half of 2008.

At June 30, 2008, the geographic composition of our non-performing one-to-four family mortgage loans was consistent with the geographic composition of our one-to-four family mortgage loan portfolio and, as of June 30, 2008, did not indicate a negative trend in any one particular geographic location as detailed in the following table.

	At June 30, 2008

(Dollars in Millions)	Total One-to-Four Family Loans	Percent of Total One-to-Four Family Loans	Total Non-Performing One-to-Four Family Loans	Percent of Total Non-Performing One-to-Four Family Loans	Non-Performing Loans as Percent of State Totals

State:
New York Metro (1)	$4,947.8	42%	$33.3	33%	0.67%
California	1,420.8	12	8.9	9	0.63
Illinois	1,248.2	11	10.3	10	0.83
Virginia	955.3	8	13.4	13	1.40
Maryland	859.4	7	13.2	13	1.54
Massachusetts	798.9	7	4.7	5	0.59
Florida	333.9	3	8.5	8	2.55
Washington	208.7	2	—	—	—
Georgia	170.1	1	0.6	1	0.35
Washington D.C.	129.4	1	2.5	2	1.93
Pennsylvania	129.3	1	1.5	2	1.16
All other states (2)	624.2	5	4.1	4	0.66

Total	$11,826.0	100%	$101.0	100%	0.85%

(1)	Includes New York, New Jersey and Connecticut
(2)	Includes 29 states

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

If all non-accrual loans at June 30, 2008 and 2007 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $4.3 million for the six months ended June 30, 2008 and $2.1 million for the six months ended June 30, 2007. This compares to actual payments recorded as interest income, with respect to such loans, of $883,000 for the six months ended June 30, 2008 and $698,000 for the six months ended June 30, 2007. The foregone interest data for the period ended June 30, 2007 has not been revised for the current year change in presentation of non-accrual loans and, therefore, reflects foregone interest based on non-accrual loans totaling $63.4 million at June 30, 2007, as previously reported.

In addition to non-performing loans, we had $54.2 million of potential problem loans at June 30, 2008, compared to $39.1 million at December 31, 2007. Such loans include loans which are 60-89 days delinquent as shown in the following table and certain other internally classified loans.

Delinquent Loans

The following tables show a comparison of delinquent loans at June 30, 2008 and December 31, 2007. Delinquent loans are reported based on the number of days the loan payments are past due.

	At June 30, 2008

	30-59 Days		60-89 Days		90 Days or More

(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount

Mortgage loans:
One-to-four family	287	$84,819	92	$33,951	291	$101,020
Multi-family	45	43,354	9	13,676	24	20,464
Commercial real estate	6	4,097	2	1,230	3	4,081
Construction	—	—	1	1,667	2	956
Consumer and other loans	84	2,223	41	511	30	2,082

Total delinquent loans	422	$134,493	145	$51,035	350	$128,603

Delinquent loans to total loans		0.83%		0.32%		0.79%

	At December 31, 2007

	30-59 Days		60-89 Days		90 Days or More

(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount

Mortgage loans:
One-to-four family	327	$111,757	96	$29,275	204	$60,261
Multi-family	34	25,701	9	9,133	11	5,067
Commercial real estate	5	1,992	—	—	—	—
Construction	2	2,839	—	—	2	1,272
Consumer and other loans	96	2,136	30	673	41	1,476

Total delinquent loans	464	$144,425	135	$39,081	258	$68,076

Delinquent loans to total loans		0.89%		0.24%		0.42%

Allowance for Loan Losses

The following table sets forth the change in our allowance for losses on loans for the six months ended June 30, 2008.

(In Thousands)
Balance at December 31, 2007	$78,946
Provision charged to operations	11,000
Charge-offs:
One-to-four family	(5,070)
Multi-family	(1,366)
Construction	(1,484)
Consumer and other loans	(477)

Total charge-offs	(8,397)

Recoveries:
One-to-four family	166
Consumer and other loans	128

Total recoveries	294

Net charge-offs	(8,103)

Balance at June 30, 2008	$81,843

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2008 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. The Gap Table includes $2.18 billion of callable borrowings classified according to their maturity dates, primarily in the more than five years category, which are callable within one year and at various times thereafter. The classification of callable borrowings according to their maturity dates is based on our experience with, and expectations of, these types of instruments and the current interest rate environment. As indicated in the Gap Table, our one-year cumulative gap at June 30, 2008 was negative 20.14% compared to negative 24.01% at December 31, 2007. The change in our one-year cumulative gap is primarily due to an increase in projected mortgage loan repayments at June 30, 2008, as compared to December 31, 2007, coupled with a decrease in projected borrowings maturing and/or repricing at June 30, 2008, as compared to December 31, 2007.

	At June 30, 2008

(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total

Interest-earning assets:
Mortgage loans (1)	$5,023,576	$5,169,577	$4,851,456	$570,016	$15,614,625
Consumer and other loans (1)	309,579	4,390	3,279	16,233	333,481
Repurchase agreements	42,130	—	—	—	42,130
Securities available-for-sale	235,637	500,917	300,696	326,468	1,363,718
Securities held-to-maturity	643,151	1,100,170	900,293	259,115	2,902,729
FHLB-NY stock	—	—	—	200,260	200,260

Total interest-earning assets	6,254,073	6,775,054	6,055,724	1,372,092	20,456,943
Net unamortized purchase premiums and deferred costs (2)	36,662	34,286	32,687	3,193	106,828

Net interest-earning assets (3)	6,290,735	6,809,340	6,088,411	1,375,285	20,563,771

Interest-bearing liabilities:
Savings	240,434	400,950	400,950	844,136	1,886,470
Money market	140,182	86,454	86,454	3,517	316,607
NOW and demand deposit	116,863	233,738	233,738	922,210	1,506,549
Liquid CDs	1,246,359	—	—	—	1,246,359
Certificates of deposit	6,365,224	1,381,981	385,856	—	8,133,061
Borrowings, net	2,535,400	1,449,180	1,224,535	1,728,860	6,937,975

Total interest-bearing liabilities	10,644,462	3,552,303	2,331,533	3,498,723	20,027,021

Interest sensitivity gap	(4,353,727)	3,257,037	3,756,878	(2,123,438)	$536,750

Cumulative interest sensitivity gap	$(4,353,727)	$(1,096,690)	$2,660,188	$536,750

Cumulative interest sensitivity gap as a percentage of total assets	(20.14)%	(5.07)%	12.30%	2.48%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	59.10%	92.28%	116.09%	102.68%
(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.
(2)	Net unamortized purchase premiums and deferred costs are prorated.
(3)	Includes securities available-for-sale at amortized cost.
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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning July 1, 2008 would decrease by approximately 4.87% from the base projection. At December 31, 2007, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2008 would have decreased by approximately 9.85% from the base projection. Assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points, our projected net interest income for the twelve month period beginning July 1, 2008 would increase by approximately

2.46% from the base projection. At December 31, 2007, in the down 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2008 would have increased by approximately 5.05% from the base projection.

Various shortcomings are inherent in both the Gap Table and NII sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time. Accordingly, although our NII sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis. These include income from bank owned life insurance and changes in the fair value of MSR. With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning July 1, 2008 would increase by approximately $4.2 million. Conversely, assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points, our projected net income for the twelve month period beginning July 1, 2008 would decrease by approximately $7.8 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and NII sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2007 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

George L. Engelke, Jr., our Chairman and Chief Executive Officer, and Frank E. Fusco, our Executive Vice President, Treasurer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2008. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2007 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors,” in our March 31, 2008 Quarterly Report on Form 10-Q. There are no other material changes in risk factors relevant to our operations since March 31, 2008 except as discussed below.

Changes in the fair value of our securities may reduce our stockholders’ equity and net income.

At June 30, 2008, $1.31 billion of our securities were classified as available-for-sale. The estimated fair value of our available-for-sale securities portfolio may increase or decrease depending on changes in interest rates. In general, as interest rates rise, the estimated fair value of our fixed rate securities portfolio will decrease. Our securities portfolio is comprised primarily of fixed rate securities. We increase or decrease stockholders’ equity by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax benefit, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease will be recovered over the life of the securities. In the case of equity securities, such as our Freddie Mac preferred stock, which have no stated maturity, the declines in fair value may or may not be recovered over time.

We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors which we consider in our analysis include, but are not limited to, the severity and duration of the decline in fair value of the security, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, our intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income.

We own two preferred securities issued by Freddie Mac with an adjusted book value of $83.0 million and a related market value of $76.9 million at June 30, 2008. Subsequent to June 30, 2008, Freddie Mac has been subject to significant market disruption, as well as political and regulatory discussions, which has caused its preferred stock fair values to decline further. We will continue to monitor the fair value of the preferred stock we hold as related market events unfold as part of our ongoing other-than-temporary impairment evaluation process. No assurance can be given that we will not need to recognize an other-than-temporary impairment charge related to these securities if the fair values do not recover in the future.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock by month during the three months ended June 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

April 1, 2008 through April 30, 2008	110,000	$26.06	110,000	8,462,300
May 1, 2008 through May 31, 2008	90,000	$23.46	90,000	8,372,300
June 1, 2008 through June 30, 2008	100,000	$22.09	100,000	8,272,300

Total	300,000	$23.96	300,000

All of the shares repurchased during the three months ended June 30, 2008 were repurchased under our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, which authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock outstanding, in open-market or privately negotiated transactions.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of shareholders, referred to as the Annual Meeting, was held May 21, 2008. At the Annual Meeting, our shareholders re-elected George L. Engelke, Jr., Peter C. Haeffner, Jr. and Ralph F. Palleschi as directors, each to serve for a three year term and Leo J. Waters to serve for a two year term. In all cases, directors serve until their respective successors are duly elected and qualified. The shareholders also ratified our appointment of KPMG LLP as our independent registered public accounting firm for our 2008 fiscal year.

The number of votes cast with respect to each matter acted upon at the Annual Meeting was as follows:

(a)	Election of Directors:

	For	Withheld

George L. Engelke, Jr.	80,270,535	6,993,788
Peter C. Haeffner, Jr.	80,240,126	7,024,197
Ralph F. Palleschi	80,242,822	7,021,501
Leo J. Waters	85,875,723	1,388,600

There were no broker held non-voted shares represented at the meeting with respect to this proposal.

(b)	Ratification of the appointment of KPMG LLP as the independent registered public accounting firm of Astoria Financial Corporation for the 2008 fiscal year:

For:	78,609,245
Against:	8,588,651
Abstained:	66,427

There were no broker held non-voted shares represented at the meeting with respect to this proposal.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

See Index of Exhibits on page 53.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

Dated:	August 8, 2008	By:	/s/ Frank E. Fusco

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