Form 10-Q
period 2008-09-30
ASTORIA FINANCIAL CORP
filed 2008-11-07
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, October 31, 2008

.01 Par Value	95,862,075

PART I — FINANCIAL INFORMATION

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	(Unaudited)
	At	At
(In Thousands, Except Share Data)	September 30, 2008	December 31, 2007

ASSETS:
Cash and due from banks	$71,964	$93,972
Repurchase agreements	56,000	24,218
Available-for-sale securities:
Encumbered	1,051,338	1,137,363
Unencumbered	346,322	175,943
	1,397,660	1,313,306
Held-to-maturity securities, fair value of $2,730,051 and $3,013,014, respectively:
Encumbered	2,299,544	2,839,017
Unencumbered	461,929	218,527
	2,761,473	3,057,544
Federal Home Loan Bank of New York stock, at cost	226,835	201,490
Loans held-for-sale, net	8,748	6,306
Loans receivable:
Mortgage loans, net	16,384,459	15,791,962
Consumer and other loans, net	338,278	363,052
	16,722,737	16,155,014
Allowance for loan losses	(86,318)	(78,946)
Loans receivable, net	16,636,419	16,076,068
Mortgage servicing rights, net	11,485	12,910
Accrued interest receivable	82,381	79,132
Premises and equipment, net	138,533	139,563
Goodwill	185,151	185,151
Bank owned life insurance	401,443	398,280
Other assets	195,358	131,428
Total assets	$22,173,450	$21,719,368

LIABILITIES:
Deposits:
Savings	$1,842,781	$1,891,618
Money market	302,760	333,914
NOW and demand deposit	1,440,230	1,478,362
Liquid certificates of deposit	1,075,485	1,447,341
Certificates of deposit	8,447,927	7,898,203
Total deposits	13,109,183	13,049,438
Reverse repurchase agreements	3,050,000	3,730,000
Federal Home Loan Bank of New York advances	4,073,100	3,058,000
Other borrowings, net	377,124	396,658
Mortgage escrow funds	163,374	129,412
Accrued expenses and other liabilities	210,775	144,516
Total liabilities	20,983,556	20,508,024

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value (5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, $.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 95,829,245 and 95,728,562 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	850,777	846,227
Retained earnings	1,858,618	1,883,902
Treasury stock (70,665,643 and 70,766,326 shares, at cost, respectively)	(1,460,288)	(1,459,865)
Accumulated other comprehensive loss	(41,076)	(39,476)
Unallocated common stock held by ESOP (5,404,849 and 5,761,391 shares, respectively)	(19,802)	(21,109)
Total stockholders' equity	1,189,894	1,211,344
Total liabilities and stockholders' equity	$22,173,450	$21,719,368

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Share Data)	2008	2007	2008	2007
Interest income:
Mortgage loans:
One-to-four family	$163,154	$150,645	$468,999	$428,729
Multi-family, commercial real estate and construction	57,982	63,052	176,983	192,160
Consumer and other loans	4,103	7,472	13,712	23,478
Mortgage-backed and other securities	45,341	53,227	139,942	168,127
Federal funds sold and repurchase agreements	214	337	1,868	1,812
Federal Home Loan Bank of New York stock	3,148	2,899	11,173	8,246
Total interest income	273,942	277,632	812,677	822,552
Interest expense:
Deposits	92,967	116,950	301,021	341,404
Borrowings	73,902	79,505	231,217	229,553
Total interest expense	166,869	196,455	532,238	570,957
Net interest income	107,073	81,177	280,439	251,595
Provision for loan losses	13,000	500	24,000	500
Net interest income after provision for loan losses	94,073	80,677	256,439	251,095
Non-interest (loss) income:
Customer service fees	15,752	15,920	47,661	47,248
Other loan fees	927	1,153	3,056	3,481
Gain on sales of securities	-	1,992	-	1,992
Other-than-temporary impairment write-down of securities	(77,696)	-	(77,696)	-
Mortgage banking (loss) income, net	(281)	155	1,744	1,995
Income from bank owned life insurance	4,273	4,238	12,670	12,728
Other	1,727	1,347	4,537	6,238
Total non-interest (loss) income	(55,298)	24,805	(8,028)	73,682
Non-interest expense:
General and administrative:
Compensation and benefits	31,594	30,587	95,960	91,757
Occupancy, equipment and systems	16,460	16,159	50,211	49,174
Federal deposit insurance premiums	549	388	1,668	1,202
Advertising	2,346	1,390	4,969	5,282
Other	7,855	8,020	24,207	24,956
Total non-interest expense	58,804	56,544	177,015	172,371
(Loss) income before income tax (benefit) expense	(20,029)	48,938	71,396	152,406
Income tax (benefit) expense	(3,570)	13,630	25,502	47,257
Net (loss) income	$(16,459)	$35,308	$45,894	$105,149
Basic (loss) earnings per common share	$(0.18)	$0.39	$0.51	$1.16
Diluted (loss) earnings per common share	$(0.18)	$0.39	$0.51	$1.14
Dividends per common share	$0.26	$0.26	$0.78	$0.78
Basic weighted average common shares	89,546,664	90,174,456	89,523,584	90,763,008
Diluted weighted average common and
common equivalent shares	90,614,601	91,543,600	90,814,665	92,420,702

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2008

							Unallocated
						Accumulated	Common
			Additional			Other	Stock
		Common	Paid-in	Retained	Treasury	Comprehensive	Held
(In Thousands, Except Share Data)	Total	Stock	Capital	Earnings	Stock	Loss	by ESOP

Balance at December 31, 2007	$1,211,344	$1,665	$846,227	$1,883,902	$(1,459,865)	$(39,476)	$(21,109)

Comprehensive income:
Net income	45,894	-	-	45,894	-	-	-
Other comprehensive (loss) income, net of tax:
Net unrealized loss on securities	(2,204)	-	-	-	-	(2,204)	-
Reclassification of prior service cost	101	-	-	-	-	101	-
Reclassification of net actuarial loss	359	-	-	-	-	359	-
Reclassification of loss on cash flow hedge	144	-	-	-	-	144	-
Comprehensive income	44,294

Common stock repurchased (755,000 shares)	(18,090)	-	-	-	(18,090)	-	-

Dividends on common stock ($0.78 per share)	(70,145)	-	234	(70,379)	-	-	-

Exercise of stock options and related tax
benefit (464,718 shares issued)	8,429	-	1,296	(2,466)	9,599	-	-

Restricted stock grants (394,840 shares)	-	-	(9,839)	1,693	8,146	-	-

Tax benefit shortfall on vested restricted stock	(6)	-	(6)	-	-	-	-

Forfeitures of restricted stock (3,875 shares)	4	-	108	(26)	(78)	-	-

Stock-based compensation and allocation
of ESOP stock	14,064	-	12,757	-	-	-	1,307

Balance at September 30, 2008	$1,189,894	$1,665	$850,777	$1,858,618	$(1,460,288)	$(41,076)	$(19,802)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
(In Thousands)	2008	2007
Cash flows from operating activities:
Net income	$45,894	$105,149
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on mortgage loans and mortgage-backed securities	21,843	13,314
Net amortization of deferred costs on consumer and other loans, other securities and borrowings	2,200	2,956
Net provision for loan and real estate losses	25,515	500
Depreciation and amortization	9,878	10,068
Net gain on sales of loans and securities	(1,083)	(3,312)
Other-than-temporary impairment write-down of securities	77,696	-
Originations of loans held-for-sale	(109,004)	(173,007)
Proceeds from sales and principal repayments of loans held-for-sale	107,687	182,087
Stock-based compensation and allocation of ESOP stock	14,068	11,897
Increase in accrued interest receivable	(3,249)	(3,432)
Mortgage servicing rights amortization, valuation allowance adjustments and capitalized amounts, net	1,425	1,355
Bank owned life insurance income and insurance proceeds received, net	(3,163)	(8,456)
(Increase) decrease in other assets	(48,985)	505
Increase in accrued expenses and other liabilities	66,967	32,660
Net cash provided by operating activities	207,689	172,284
Cash flows from investing activities:
Originations of loans receivable	(3,324,411)	(3,027,656)
Loan purchases through third parties	(405,750)	(320,810)
Principal payments on loans receivable	3,080,819	2,333,411
Proceeds from sales of non-performing loans	14,394	9,413
Purchases of securities held-to-maturity	(166,549)	-
Purchases of securities available-for-sale	(322,285)	-
Principal payments on securities held-to-maturity	463,718	570,204
Principal payments on securities available-for-sale	158,110	201,966
Proceeds from sales of securities available-for-sale	-	2,218
Net purchases of Federal Home Loan Bank of New York stock	(25,345)	(26,991)
Proceeds from sales of real estate owned, net	9,237	893
Purchases of premises and equipment, net of proceeds from sales	(8,848)	(5,968)
Net cash used in investing activities	(526,910)	(263,320)
Cash flows from financing activities:
Net increase in deposits	59,745	41,971
Net increase (decrease) in borrowings with original terms of three months or less	565,100	(187,000)
Proceeds from borrowings with original terms greater than three months	1,550,000	2,700,000
Repayments of borrowings with original terms greater than three months	(1,800,000)	(2,420,000)
Net increase in mortgage escrow funds	33,962	35,351
Common stock repurchased	(18,090)	(67,369)
Cash dividends paid to stockholders	(70,379)	(71,143)
Cash received for options exercised	7,133	8,579
Excess tax benefits from share-based payment arrangements	1,524	2,394
Net cash provided by financing activities	328,995	42,783
Net increase (decrease) in cash and cash equivalents	9,774	(48,253)
Cash and cash equivalents at beginning of period	118,190	205,710
Cash and cash equivalents at end of period	$127,964	$157,457

Supplemental disclosures:
Cash paid during the period:
Interest	$534,442	$560,226
Income taxes	$51,215	$43,823
Additions to real estate owned	$23,700	$4,602

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2008 and December 31, 2007, our results of operations for the three and nine months ended September 30, 2008 and 2007, changes in our stockholders’ equity for the nine months ended September 30, 2008 and our cash flows for the nine months ended September 30, 2008 and 2007. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of September 30, 2008 and December 31, 2007, and amounts of revenues and expenses in the consolidated statements of income for the three and nine months ended September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2007 audited consolidated financial statements and related notes included in our 2007 Annual Report on Form 10-K.

2. Earnings Per Share, or EPS

The following table is a reconciliation of basic and diluted EPS.

	For the Three Months Ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
(In Thousands, Except Per Share Data)	EPS	EPS (1)	EPS	EPS (2)

Net (loss) income	$(16,459)	$(16,459)	$35,308	$35,308

Total weighted average basic common shares outstanding	89,547	89,547	90,174	90,174
Effect of dilutive securities:
Options	-	771	-	1,222
Restricted stock	-	297	-	148
Total weighted average basic and diluted common shares outstanding	89,547	90,615	90,174	91,544

Net (loss) earnings per common share	$(0.18)	$(0.18)	$0.39	$0.39

	For the Nine Months Ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
(In Thousands, Except Per Share Data)	EPS	EPS (3)	EPS	EPS (4)

Net income	$45,894	$45,894	$105,149	$105,149

Total weighted average basic common shares outstanding	89,524	89,524	90,763	90,763
Effect of dilutive securities:
Options	-	1,029	-	1,539
Restricted stock	-	262	-	119
Total weighted average basic and diluted common shares outstanding	89,524	90,815	90,763	92,421

Net earnings per common share	$0.51	$0.51	$1.16	$1.14

(1)
Options to purchase 4,579,330 shares of common stock were outstanding during the three months ended September 30, 2008, but were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.

(2)
Options to purchase 3,214,867 shares of common stock were outstanding during the three months ended September 30, 2007, but were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.

(3)
Options to purchase 4,118,897 shares of common stock were outstanding during the nine months ended September 30, 2008, but were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.

(4)
Options to purchase 2,568,495 shares of common stock and 71,133 shares of unvested restricted stock were outstanding during the nine months ended September 30, 2007, but were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.

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

Restricted stock activity in our stock incentive plans for the nine months ended September 30, 2008 is summarized as follows:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Nonvested at January 1, 2008	466,339	$29.94
Granted	394,840	24.92
Vested	(2,869)	(29.89)
Forfeited	(3,875)	(27.88)
Nonvested at September 30, 2008	854,435	27.63

Stock-based compensation expense is recognized on a straight-line basis over the vesting period. Stock-based compensation expense recognized for stock options and restricted stock for the three months ended September 30, 2008 totaled $1.3 million, net of taxes of $688,000, and totaled $3.7 million, net of taxes of $2.0 million, for the nine months ended September 30, 2008. Stock-based compensation expense recognized for stock options and restricted stock for the three months ended September 30, 2007 totaled $919,000, net of taxes of $495,000, and totaled $2.9 million, net of taxes of $1.6 million, for the nine months ended September 30, 2007. At September 30, 2008, pre-tax compensation cost related to all nonvested awards of options and restricted stock not yet recognized totaled $14.0 million and will be recognized over a weighted average period of approximately 3.4 years.

4.	Pension Plans and Other Postretirement Benefits

The following tables set forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan.

			Other Postretirement
	Pension Benefits		Benefits
	For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,
(In Thousands)	2008	2007	2008	2007
Service cost	$737	$829	$63	$116
Interest cost	2,753	2,624	255	257
Expected return on plan assets	(3,163)	(3,211)	-	-
Amortization of prior service cost (credit)	76	92	(24)	42
Recognized net actuarial loss (gain)	219	477	(36)	(6)
Net periodic cost	$622	$811	$258	$409

			Other Postretirement
	Pension Benefits		Benefits
	For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands)	2008	2007	2008	2007
Service cost	$2,207	$2,486	$191	$348
Interest cost	8,259	7,873	765	770
Expected return on plan assets	(9,489)	(9,635)	-	-
Amortization of prior service cost (credit)	229	276	(74)	126
Recognized net actuarial loss (gain)	659	1,433	(107)	(17)
Net periodic cost	$1,865	$2,433	$775	$1,227

5.	Premises and Equipment, net

Included in premises and equipment, net, is an office building with a net carrying value of $18.5 million which is classified as held-for-sale as of September 30, 2008. The office building, located in Lake Success, New York, formerly housed our lending operations, which were relocated in March 2008 to a facility which we currently lease in Mineola, New York. We performed an impairment analysis of the building and determined that the estimated fair value of the building exceeds the net carrying value and, as such, there is no impairment. Since the building is classified as held-for-sale, no future depreciation expense will be recorded.

6.	Income Taxes

Gross unrecognized tax benefits totaled $9.4 million at September 30, 2008 compared to $16.5 million at December 31, 2007. The decrease was primarily a result of a lapse in the applicable statute of limitations. It is reasonably possible that additional decreases in gross unrecognized tax benefits totaling $2.6 million may occur in the next twelve months as a result of a lapse in the applicable statute of limitations. If realized, all of our unrecognized tax benefits at September 30, 2008 would affect our effective income tax rate. After the related deferred tax effects, realization of those benefits would reduce income tax expense by $6.8 million.

In addition to the above unrecognized tax benefits, we have accrued liabilities for interest and penalties related to uncertain tax positions totaling $4.2 million at September 30, 2008 compared to $5.5 million at December 31, 2007. The decrease was primarily a result of a lapse in the applicable statute of limitations, partially offset by interest accrued during the nine months ended September 30, 2008. Realization of all of our unrecognized tax benefits would result in a further reduction in income tax expense of $3.1 million for the reversal of accrued interest and penalties, net of the related deferred tax effects.

7.	Fair Value Measurements

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

In October 2008, the FASB issued Staff Position, or FSP, No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which was effective upon issuance, including prior periods for which financial statements have not been issued. FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Our application of the guidance in FSP No. 157-3 did not have a material impact on our financial condition or results of operations or our determination of the fair value of our financial assets.

The SEC is currently conducting a study on fair value (mark-to-market) accounting as required by recently enacted legislation. The SEC is expected to submit a report of this study to Congress prior to year-end 2008 which will include consideration of the advisability and feasibility of modifications or alternatives to the standards provided for in SFAS No. 157. It is unclear at this time what effects, if any, the results of this report will have on mark-to-market accounting standards in the near future.

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

Securities available-for-sale
Our available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders' equity. Substantially all of our securities available-for-sale portfolio consists of mortgage-backed securities. The fair values for substantially all of these securities are obtained from an independent nationally recognized pricing service. We use third party brokers to obtain prices for a small portion of the portfolio that we are not able to price using our third party pricing service. Our independent pricing service and third party brokers provide us with prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. The fair values of the remaining securities in our available-for-sale portfolio are obtained from quoted market prices in active markets and, as such, are classified as Level 1.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at September 30, 2008.

	Carrying Value at September 30, 2008
(In Thousands)	Total	Level 1	Level 2	Level 3
Securities available-for-sale	$1,397,660	$5,326	$1,392,334	$-

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2008.

					Losses
					For the Nine
	Carrying Value at September 30, 2008				Months Ended
(In Thousands)	Total	Level 1	Level 2	Level 3	September 30, 2008
MSR, net	$11,485	$-	$-	$11,485	$-
Impaired loans (1)	24,472	-	-	24,472	4,362
REO, net (2)	17,785	-	-	17,785	5,854
Total	$53,742	$-	$-	$53,742	$10,216

(1)	Losses for the nine months ended September 30, 2008 were charged against the allowance for loan losses.
(2)
Losses for the nine months ended September 30, 2008 were charged against the allowance for loan losses, in the case of a first write-down, upon the transfer of a loan to REO. Losses subsequent to the transfer of a loan to REO were charged to REO expense.

8. Goodwill Litigation

We have been a party to two actions against the United States involving assisted acquisitions made in the early 1980’s and supervisory goodwill accounting utilized in connection therewith, or goodwill litigation.

In one of the actions, entitled The Long Island Savings Bank, FSB et al vs. The United States, the U.S. Court of Federal Claims, or the Court of Federal Claims, rendered a decision on September 15, 2005 awarding us $435.8 million in damages from the U.S. Government. No portion of the $435.8 million award was recognized in our consolidated financial statements. On February 1, 2007, the United States Court of Appeals for the Federal Circuit, or the Court of Appeals, reversed such award. On April 2, 2007, we filed a petition for rehearing or rehearing en banc. Acting en banc, the Court of Appeals returned the case to the original panel of judges for revision. The panel, on September 13, 2007, withdrew and vacated its earlier opinion and issued a new decision. This decision also reversed the award of $435.8 million in damages awarded to us by the Court of Federal Claims. We again filed with the Court of Appeals a petition for rehearing or rehearing en banc. On December 28, 2007, the Court of Appeals denied our petition. In March 2008, we filed a petition for a Writ of Certiorari with the Supreme Court of the United States. On October 6, 2008, the petition was denied, ending such litigation.

The other action is entitled Astoria Federal Savings and Loan Association vs. United States. The trial in this action took place during 2007 before the Court of Federal Claims. The Court of

Federal Claims, by decision filed on January 8, 2008, awarded to us $16.0 million in damages from the U.S. Government. No portion of the $16.0 million award was recognized in our consolidated financial statements. The U.S. Government has appealed such decision to the Court of Appeals, which appeal is pending.

The ultimate outcome of the remaining action pending against the United States and the timing of such outcome is uncertain and there can be no assurance that we will benefit financially from such litigation. Legal expense related to both of these actions has been recognized as it has been incurred.

9.	Impact of Accounting Standards and Interpretations

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. At the effective date, an entity may elect the fair value option for eligible items that exist at that date and report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Subsequent to the effective date, unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards. Upon adoption, we did not elect the fair value option for eligible items that existed at January 1, 2008.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Our restricted stock awards are considered participating securities. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively to conform with the provisions of the FSP. Early application is not permitted. FSP No. EITF 03-6-1 is not expected to have a material impact on our computation of EPS.

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

Forward-looking statements are based on various assumptions and analyses made by us in light of our management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

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

The national economy continued to falter with particular emphasis on the deterioration of the housing and real estate markets. The faltering economy has been marked by contractions in the availability of business and consumer credit, increases in borrowing rates, falling home prices, increasing home foreclosures and unemployment. In response, the Federal Open Market Committee, or FOMC, reduced the federal funds rate by 100 basis points in the second half of 2007 and an additional 225 basis points in the first half of 2008 which resulted in a more positively sloped yield curve. Additionally, in October 2008, the FOMC further reduced the federal funds rate by 100 basis points to 1.00%.

The disruption and volatility in the financial and capital markets over the past year has recently reached a crisis level as national and global credit markets ceased to function effectively, if at all. Financial entities across the spectrum have been affected by the lack of liquidity and continued credit deterioration, resulting in the failure, near failure or sale at depressed valuations of some of the nation’s largest financial institutions. Concern for the stability of the banking and financial systems reached a magnitude which has resulted in unprecedented government intervention on a global scale. At a domestic level, on October 3, 2008, the Emergency Economic Stabilization Act of 2008, or EESA, was signed into law providing for, among other things, $700 billion in funding to the U.S. Treasury to purchase troubled assets from financial institutions. Then, on October 14, 2008, the Treasury, the Board of Governors of the Federal Reserve System, or FRB, and the Federal Deposit Insurance Corporation, or FDIC, issued a joint statement announcing additional steps aimed at stabilizing the financial markets. First, the Treasury announced a $250 billion voluntary Capital Purchase Program, or CPP, that allows qualifying financial institutions to sell preferred shares to the Treasury which will be funded from the $700 billion allocated under the EESA. Second, the FDIC announced the Temporary Liquidity Guarantee Program, or TLGP, enabling the FDIC to temporarily guarantee certain newly-issued senior debt of all FDIC-insured institutions and certain holding companies, as well as fully insure all deposits in non-interest bearing transaction accounts. Third, to further increase access to funding for businesses in all sectors of the economy, the FRB announced further details of its Commercial Paper Funding Facility program, or CPFF, which provides a broad backstop for the commercial paper market. These actions were intended to restore confidence in the banking system, ease liquidity concerns and stabilize the rapidly deteriorating economy. For a further discussion on the economy and recent government actions, see Part II, Item 1A, “Risk Factors.”

As the premier Long Island community bank, our goals are to enhance shareholder value while building a solid banking franchise. We focus on growing our core businesses of mortgage portfolio lending and retail banking while maintaining strong asset quality and controlling operating expenses. We also provide returns to shareholders through dividends and stock repurchases. We have been successful in achieving these goals over the past several years.

Total assets increased during the nine months ended September 30, 2008, primarily due to an increase in our loan portfolio, partially offset by a decrease in our securities portfolio. The increase in our total loan portfolio was primarily due to an increase in our one-to-four family mortgage loan portfolio, partially offset by decreases in each of our other loan portfolios. The increase in one-to-four family mortgage loans was attributable to strong originations and purchases of such loans which exceeded repayments. The decrease in our securities portfolio is primarily the result of cash flow from repayments exceeding purchases of securities, coupled with a decline in the fair value of our securities available-for-sale, primarily due to the other-than-temporary impairment write-down of securities, or OTTI, charge recorded in the 2008 third quarter to reduce the carrying amount of our investments in two issues of Freddie Mac perpetual preferred securities to the securities’ market value at September 30, 2008. For a further discussion of the OTTI charge, see “Critical Accounting Policies - Securities Impairment.”

Total deposits increased slightly during the nine months ended September 30, 2008. This increase was due to an increase in our certificates of deposit which was substantially offset by decreases in all other deposit accounts, primarily our Liquid CDs. We continue to experience intense competition for deposits; however, we have continued to maintain our deposit pricing discipline. Our borrowings portfolio increased from December 31, 2007, primarily as a result of our use of lower cost borrowings to fund asset growth during the 2008 third quarter.

For the three months ended September 30, 2008, we recognized a net loss compared to net income for the three months ended September 30, 2007. Net income for the nine months ended September 30, 2008 decreased compared to the nine months ended September 30, 2007. These declines were primarily due to the OTTI charge and an increase in the provision for loan losses, partially offset by an increase in net interest income.

Net interest income, the net interest margin and the net interest rate spread for the three and nine months ended September 30, 2008 increased compared to the three and nine months ended September 30, 2007. These increases were due to decreases in interest expense, partially offset by decreases in interest income. The decreases in interest expense for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007, were primarily due to decreases in the average costs of our certificates of deposit, Liquid CDs and borrowings and decreases in the average balances of Liquid CDs, partially offset by increases in the average balances of borrowings and certificates of deposit. The decreases in interest income for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007, were primarily due to decreases in the average yields on our interest earning assets and decreases in the average balances of mortgage-backed and other securities and multi-family, commercial real estate and construction loans, partially offset by increases in the average balances of one-to-four family mortgage loans. Although interest income on our one-to-four family mortgage loans increased for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007, net interest income, the net interest margin and the net interest rate spread were negatively impacted by accelerated loan premium amortization resulting from the substantial increase in mortgage loan prepayments during the nine months ended September 2008, compared to the nine months ended September 30, 2007.

The provision for loan losses recorded during the three and nine months ended September 30, 2008 reflects the increase in and composition of our loan delinquencies, non-performing loans, net loan charge-offs and overall loan portfolio, as well as our evaluation of the continued deterioration of the housing and real estate markets and the weakness in the overall economy. Although we have never actively participated in high-risk subprime residential lending, as a geographically diversified residential lender, we are not immune to, and have been affected by, the negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing industry nationally, as well as economic and housing industry weaknesses in the New York metropolitan area specifically.

We expect our net interest margin will continue to increase in the 2008 fourth quarter, as we realize the full benefit from liabilities which repriced lower in the 2008 third quarter, the additional benefit from lower deposit costs in the 2008 fourth quarter and modest earning asset growth. With respect to asset quality, as the housing crisis continues and the economy remains weak with job losses increasing, the challenges facing residential lenders will continue. Accordingly, we expect our non-performing assets and loan delinquencies will increase somewhat in the 2008 fourth quarter, but should remain at manageable levels. Our tangible capital ratio target remains between 4.50% and 4.75%.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of our 2007 Annual Report on Form 10-K, as supplemented by our quarterly reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 and this report, contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition. These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors. The following description of these policies should be read in conjunction with the corresponding section of our 2007 Annual Report on Form 10-K.

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

Loan reviews are completed quarterly for all loans individually classified by our Asset Classification Committee. Individual loan reviews are generally completed annually for multi-family, commercial real estate and construction loans in excess of $2.0 million, commercial business loans in excess of $200,000, one-to-four family loans in excess of $1.0 million and debt restructurings. In addition, we generally review annually at least fifty percent of the outstanding balances of multi-family, commercial real estate and construction loans to single borrowers with concentrations in excess of $2.0 million.

The primary considerations in establishing specific valuation allowances are the current estimated value of a loan’s underlying collateral and the loan’s payment history. We update our estimates of collateral value when loans are individually classified by our Asset Classification Committee as either substandard or doubtful, as well as for special mention and watch list loans in excess of $2.0 million, one-to-four family loans which are 180 days delinquent and certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral. Updated estimates of collateral value are obtained through appraisals, where practical. In instances where we have not taken possession of the property or do not otherwise have access to the premises and, therefore, cannot obtain a complete appraisal, an estimated value of the property is obtained based primarily on a drive-by inspection and a comparison of the property securing the loan with similar properties in the area, by either a licensed appraiser or real estate broker for one-to-four family properties. For multi-family and commercial real estate properties, our internal Asset Review personnel estimate the collateral value based on an internal cash flow analysis, coupled with, in most cases, a drive-by inspection of the property. Other current and anticipated economic conditions on which our specific valuation allowances rely are the impact that national and/or local economic and business conditions may have on borrowers, the impact that local real estate markets may have on collateral values, the level and direction of interest rates and their combined effect on real estate values and the ability of borrowers to service debt. For multi-family and commercial real estate loans, additional factors specific to a borrower or the underlying collateral are considered. These factors include, but are not limited to, the composition of tenancy, occupancy levels for the property, cash flow estimates and, to a lesser degree, the existence of personal guarantees. We also review all regulatory notices, bulletins and memoranda with the purpose of identifying upcoming changes in regulatory conditions which may impact our calculation of specific valuation allowances. The Office of Thrift Supervision, or OTS, periodically reviews our reserve methodology during regulatory examinations and any comments regarding changes to reserves or loan classifications are considered by management in determining valuation allowances.

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

During 2008, the continued deterioration of the housing and real estate markets, as well as the weakness in the overall economy, contributed to an increase in our non-performing loans and net loan charge-offs. However, our 2008 analyses did not indicate that any material changes in our allowance coverage percentages were required. Accordingly, such analyses did not result in any change in our methodology for determining our general and specific valuation allowances or our emphasis on the factors that we consider in establishing such allowances. Effective January 1, 2008, we have revised our presentation of non-performing mortgage loans to report mortgage loans which have missed only two payments as 60-89 days delinquent instead of as non-accrual, which had been our previous practice. This change did not have a significant impact on the evaluation of the allowance for loan losses. For further discussion of this change in presentation, see “Asset Quality - Non-Performing Assets.” Based on our evaluation of the continued deterioration of the housing and real estate markets, the weakness in the overall economy and the increase in and composition of our delinquencies, non-performing loans, net loan charge-offs and overall loan portfolio, we determined that a provision for loan losses of $24.0 million was warranted for the nine months ended September 30, 2008. The balance of our allowance for loan losses was $86.3 million at September 30, 2008 and $78.9 million at December 31, 2007 and represents management’s best estimate of the probable inherent losses in our loan portfolio at the respective dates.

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

At September 30, 2008, our MSR, net, had an estimated fair value of $11.5 million and were valued based on expected future cash flows considering a weighted average discount rate of 13.00%, a weighted average constant prepayment rate on mortgages of 12.32% and a weighted average life of 5.6 years. At December 31, 2007, our MSR, net, had an estimated fair value of $12.9 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.52%, a weighted average constant prepayment rate on mortgages of 13.45% and a weighted average life of 5.1 years.

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions generally have the most significant impact on the fair value of our MSR. In general, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR. Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time. Assuming an increase in interest rates of 100 basis points at September 30, 2008, the estimated fair value of our MSR would have been $1.6 million greater. Assuming a decrease in interest rates of 100 basis points at September 30, 2008, the estimated fair value of our MSR would have been $3.5 million lower.

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

At September 30, 2008, the carrying amount of our goodwill totaled $185.2 million. On September 30, 2008, we performed our annual goodwill impairment test and determined the fair value of our reporting unit to be in excess of its carrying amount by $796.6 million, using the quoted market price of our common stock on our impairment testing date as the basis for determining the fair value. Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.

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

Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a government sponsored enterprise, or GSE, as issuer. GSE issuance mortgage-backed securities comprised 94% of our securities portfolio at September 30, 2008. Non-GSE issuance mortgage-backed securities at September 30, 2008 comprised 5% of our securities portfolio and had an amortized cost of $232.7 million. Based on the disclosure documents for our non-GSE issuance securities, none were backed by pools consisting primarily of subprime mortgage loans. Substantially all of our non-GSE issuance securities have a AAA credit rating and they have performed similarly to our GSE issuance securities. While the current mortgage market conditions reflecting credit quality concerns might significantly impact lower grade securities, the impact on our non-GSE securities has not been significant. Based on the high quality of our investment portfolio, current market conditions have not significantly impacted the pricing of our portfolio or our ability to obtain reliable prices.

The fair value of our investment portfolio is primarily impacted by changes in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income. At September 30, 2008, we had 148 securities with an estimated fair value totaling $3.13 billion which had an unrealized loss totaling $87.6 million. Primarily all of these securities are guaranteed by a GSE as issuer. Of the securities in an unrealized loss position at September 30, 2008, $922.7 million, with an unrealized loss of $62.5 million, have been in a continuous unrealized loss position for more than twelve months. At September 30, 2008, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the estimated remaining life and high credit quality of the investments and our ability and intent to hold these investments until there is a full recovery of the unrealized loss, which may be until maturity.

During the 2008 third quarter, we recorded a $77.7 million OTTI charge to reduce the carrying amount of our investment in two issues of Freddie Mac perpetual preferred securities to the securities’ market value of $5.3 million at September 30, 2008. The Freddie Mac perpetual preferred securities are held in our available-for-sale securities portfolio. Prior to recording the OTTI charge, temporary impairment was recorded as an unrealized mark-to-market loss on securities available-for-sale and reflected, net of tax, as a reduction to stockholders’ equity through other comprehensive income/loss. The decision to recognize the OTTI charge is based on the significant decline in the market value of these securities and the unlikelihood of any near-term market value recovery. The significant decline in the market value occurred primarily as a result of the reported financial difficulties of Freddie Mac and the subsequent announcement, on September 7, 2008, by the U.S. Department of Treasury and the Federal Housing Finance Agency, or FHFA, that, among other things, Freddie Mac was being placed under conservatorship, that the FHFA was assuming the powers of Freddie Mac’s Board and management and that dividends on Freddie Mac preferred stock were suspended indefinitely.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. Principal payments on loans and securities totaled $3.70 billion for the nine months ended September 30, 2008 and $3.11 billion for the nine months ended September 30, 2007. The net increase in loan and securities repayments for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, was primarily the result of an increase in loan repayments, due primarily to significantly elevated levels of residential mortgage loan prepayments from refinance activity due to the decline in mortgage loan interest rates, primarily in the first half of 2008, partially offset by a decrease in securities repayments.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $207.7 million for the nine months ended September 30, 2008 and $172.3 million for the nine months ended September 30, 2007. Deposits increased $59.7 million during the nine months ended September 30, 2008 and $42.0 million during the nine months ended September 30, 2007. The net increase in deposits for the nine months ended September 30, 2008 was primarily due to an increase in certificates of deposit, partially offset by decreases in all other deposit accounts, primarily Liquid CDs. The net increase in deposits for the nine months ended September 30, 2007 was primarily attributable to increases in certificates of deposit and Liquid CDs, partially offset by decreases in all other deposit accounts. We continue to experience intense competition for deposits; however, we have maintained our deposit pricing discipline.

Net borrowings increased $315.6 million during the nine months ended September 30, 2008 and increased $93.5 million during the nine months ended September 30, 2007. The increase in net borrowings during the nine months ended September 30, 2008 was primarily the result of our use of lower cost borrowings to fund asset growth in the 2008 third quarter. The increase in net borrowings during the nine months ended September 30, 2007 was the result of our use of lower cost borrowings to fund some of our loan growth in the 2007 third quarter.

Our primary use of funds is for the origination and purchase of mortgage loans. Gross mortgage loans originated and purchased during the nine months ended September 30, 2008 totaled $3.70 billion, of which $3.29 billion were originations and $402.3 million were purchases. This compares to gross mortgage loans originated and purchased during the nine months ended September 30, 2007 totaling $3.35 billion, of which $3.03 billion were originations and $317.4 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $107.5 million during the nine months ended September 30, 2008 and $171.5 million during the nine months ended September 30, 2007. The increase in mortgage loan originations and purchases was primarily due to an increase in one-to-four family mortgage loan originations. This increase in one-to-four family mortgage loan originations and purchases was primarily due to a reduction in mortgage loan interest rates in 2008 as compared to 2007. Multi-family and commercial real estate loan originations for the nine months ended September 30, 2008 were relatively flat compared to the nine months ended September 30, 2007 reflecting the continued market pricing for multi-family and commercial real estate loans which we do not believe supports aggressively pursuing such loans given the additional risks associated with this type of lending, coupled with the decline in demand for these types of loans. As of September 30, 2008, we are only offering to originate multi-family and commercial real estate loans in the New York metropolitan area.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and repurchase agreements, our most liquid assets, totaled $128.0 million at September 30, 2008 and $118.2 million at December 31, 2007. At September 30, 2008, we had $2.00 billion in borrowings with a weighted average rate of 3.02% maturing over the next twelve months. We have the flexibility to either repay or rollover these borrowings as they mature. The continued disruption in the credit markets has not impacted our ability to engage in ordinary course borrowings. In addition, we had $7.05 billion in certificates of deposit and Liquid CDs at September 30, 2008 with a weighted average rate of 3.56% maturing over the next twelve months. We expect to retain or replace a significant portion of such deposits based on our competitive pricing and historical experience.

The following table details our borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates at September 30, 2008.

	Borrowings			Certificates of Deposit and Liquid CDs
			Weighted			Weighted
			Average			Average
(Dollars in Millions)	Amount		Rate	Amount		Rate
Contractual Maturity:
Six months or less	$1,648	(1)	2.65%	$4,910	(2)	3.43%
Seven to twelve months	350		4.77	2,140		3.86
Thirteen to thirty-six months	2,300	(3)	3.89	2,067		4.27
Thirty-seven to sixty months	1,125	(4)	4.69	387		4.58
Over sixty months	2,079	(5)	4.19	19		4.33
Total	$7,502		3.86%	$9,523		3.76%

(1)	Includes $1.15 billion of overnight and other short-term borrowings with a weighted average rate of 2.27% and $500.0 million of medium- and long-term borrowings with a weighted average rate of 3.51%.
(2)	Includes $1.08 billion of Liquid CDs with a weighted average rate of 2.47% and $3.83 billion of certificates of deposit with a weighted average rate of 3.70%.
(3)	Includes $100.0 million of borrowings with a weighted average rate of 5.02% which are callable by the counterparty within the next six months and at various times thereafter.
(4)
Includes $225.0 million of borrowings, with a weighted average rate of 4.55%, which are callable by the counterparty within the next six months and at various times thereafter, $450.0 million of borrowings, with a weighted average rate of 4.51%, which are callable by the counterparty within the next seven to twelve months and at various times thereafter and $200.0 million of borrowings, with a weighted average rate of 3.90%, which are callable within the next thirteen to thirty-six months and at various times thereafter.

(5)
Includes $1.60 billion of borrowings, with a weighted average rate of 4.08%, which are callable by the counterparty within the next six months and at various times thereafter and $350.0 million of borrowings, with a weighted average rate of 2.63%, which are callable by the counterparty within the next seven to twelve months and at various times thereafter.

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

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of principal and interest on its debt obligations and repurchases of common stock. Astoria Financial Corporation paid principal and interest on its debt obligations totaling $34.8 million during the nine months ended September 30, 2008. Our payment of dividends and repurchases of our common stock totaled $88.5 million during the nine months ended September 30, 2008. Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal. Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation. During the nine months ended September 30, 2008, Astoria Federal paid dividends to Astoria Financial Corporation totaling $148.0 million.

The EESA authorizes the Treasury to establish the Troubled Asset Relief Program, or TARP, to purchase certain troubled assets from financial institutions, including banks and thrifts. Under the TARP, the Treasury may purchase residential and commercial mortgages, and securities, obligations or other instruments based on such mortgages, originated or issued on or before March 14, 2008 that the Secretary of the Treasury determines promotes market stability, as well as any other financial instrument that the Treasury, after consultation with the Chairman of the FRB, determines the purchase of which is necessary to promote market stability. In the case of a publicly-traded financial institution that sells troubled assets into the TARP, the Treasury must receive a warrant giving the Treasury the right to receive nonvoting common stock or preferred stock in such financial institution, or voting stock with respect to which the Treasury agrees not to exercise voting power, subject to certain de minimis exceptions. In addition, all financial institutions that sell troubled assets to the TARP and meet certain conditions will also be subject to certain executive compensation restrictions, which differ depending on how the troubled assets are acquired under the TARP.

Under the TARP, on October 14, 2008, the Treasury announced the CPP to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. Under the CPP, qualifying financial institutions are able to sell senior preferred shares to the Treasury, which will qualify as Tier 1 capital for regulatory capital purposes. The minimum amount of preferred shares that may be issued is equal to 1% of the institution’s risk-weighted assets, and the maximum amount that may be issued is the lesser of $25 billion and 3% of the institution's risk-weighted assets. If we participate in the program, the Treasury would also receive warrants to purchase our common stock with an aggregate market price equal to 15% of the senior preferred investment. In addition, we would also be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under this program. The Treasury expects to fund the senior preferred shares purchased under the program by year-end 2008.

On October 14, 2008, the FDIC approved the TLGP, the purpose of which is to strengthen confidence and encourage liquidity in the banking system. The TLGP permits the FDIC to (1) guarantee certain newly-issued senior unsecured debt issued by all FDIC-insured depository institutions and certain holding companies and (2) fully insure non-interest bearing transaction deposit accounts. Eligible institutions are covered under the TLGP at no cost for the first 30 days. Institutions that do not want to continue to participate in one or both parts of the TLGP must notify the FDIC of their election to opt out on or before December 5, 2008. Institutions that do not opt out will be subject to a fee, after the first 30 days, of 75 basis points per annum based on the amount of senior unsecured debt issued and a 10 basis point surcharge (annualized) will be added to the institution’s current insurance assessment for balances in non-interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.

In addition to establishing the TARP, the EESA also requires that the Secretary of the Treasury establish a program that will guarantee the principal of, and interest on, troubled assets originated or issued prior to March 14, 2008 in order to help restore liquidity and stability to the financial system. The Secretary of the Treasury will establish premiums for financial institutions that participate in this program and may provide for variations in such rates in accordance with the credit risk associated with the particular troubled asset being guaranteed.

We are evaluating whether and to what extent we may participate in any or all of the new programs described above.

On July 3, 2008, our 7.67% senior unsecured notes, which were issued in a private placement, matured and the remaining principal balance of $20.0 million was repaid. As a result, we were released from the related debt covenants, previously disclosed in our 2007 Annual Report on Form 10-K, included in the terms of those notes.

On September 2, 2008, we paid a quarterly cash dividend of $0.26 per share on shares of our common stock outstanding as of the close of business on August 15, 2008 totaling $23.4 million. On October 15, 2008, we declared a quarterly cash dividend of $0.26 per share on shares of our common stock payable on December 1, 2008 to stockholders of record as of the close of business on November 17, 2008.

On April 18, 2007, our Board of Directors approved our twelfth stock repurchase plan authorizing the purchase of 10,000,000 shares, or approximately 10% of our common stock outstanding, in open-market or privately negotiated transactions. During the nine months ended September 30, 2008, we repurchased 755,000 shares of our common stock, at an aggregate cost of $18.1 million. In total, as of September 30, 2008, we repurchased 1,892,700 shares of our common stock, at an aggregate cost of $46.9 million, under our twelfth stock repurchase plan. As of September 30, 2008, we are not currently repurchasing additional shares of our common stock. For further information on our common stock repurchases, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

See “Financial Condition” for a further discussion of the changes in stockholders’ equity.

At September 30, 2008, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.19%, leverage capital ratio of 6.19% and total risk-based capital ratio of 11.48%. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%. As of September 30, 2008, Astoria Federal continues to be a well capitalized institution. On October 17, 2008, the federal banking and thrift regulatory agencies announced that they will allow banks, bank holding companies and thrifts to recognize the effect of the tax change included in the EESA related to the treatment of gains or losses from the sale or exchange of Fannie Mae or Freddie Mac preferred stock in their third quarter 2008 regulatory capital calculations. Accordingly, the foregoing capital ratios take into account the effect of this change. For a discussion of this tax change, see “Results of Operations – General.”

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit. Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments. Commitments to sell loans totaled $27.3 million at September 30, 2008. The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations. We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2007.

The following table details our contractual obligations at September 30, 2008.

	Payments due by period
		Less than	One to	Three to	More than
(In Thousands)	Total	One Year	Three Years	Five Years	Five Years
Contractual Obligations:
Borrowings with original terms greater than three months	$6,353,866	$850,000	$2,300,000	$1,125,000	$2,078,866
Commitments to originate and purchase loans (1)	471,011	471,011	-	-	-
Commitments to fund unused lines of credit (2)	363,961	363,961	-	-	-
Total	$7,188,838	$1,684,972	$2,300,000	$1,125,000	$2,078,866

(1) Commitments to originate and purchase loans include commitments to originate loans held-for-sale of $21.3 million.
(2) Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions. For further information regarding these liabilities, see Note 6 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).” We also have contingent liabilities related to assets sold with recourse and standby letters of credit which have not changed significantly since December 31, 2007.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “MD&A,” in our 2007 Annual Report on Form 10-K.

Loan Portfolio

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

	At September 30, 2008		At December 31, 2007
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Mortgage loans (gross):
One-to-four family	$12,359,266	74.43%	$11,628,270	72.51%
Multi-family	2,884,717	17.37	2,945,546	18.36
Commercial real estate	970,285	5.84	1,031,812	6.43
Construction	58,073	0.35	77,723	0.48
Total mortgage loans	16,272,341	97.99	15,683,351	97.78
Consumer and other loans (gross):
Home equity	304,409	1.83	320,884	1.99
Commercial	14,522	0.09	20,494	0.13
Other	14,356	0.09	15,443	0.10
Total consumer and other loans	333,287	2.01	356,821	2.22
Total loans (gross)	16,605,628	100.00%	16,040,172	100.00%
Net unamortized premiums and
deferred loan costs	117,109		114,842
Total loans	16,722,737		16,155,014
Allowance for loan losses	(86,318)		(78,946)
Total loans, net	$16,636,419		$16,076,068

Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At September 30, 2008		At December 31, 2007
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Securities available-for-sale:
Mortgage-backed securities:
REMICs and CMOs (1):
GSE issuance	$1,365,280	$1,321,479	$1,184,629	$1,138,139
Non-GSE issuance	35,498	28,158	40,726	38,381
GSE pass-through certificates	41,869	42,697	51,992	53,202
Total mortgage-backed securities	1,442,647	1,392,334	1,277,347	1,229,722
Freddie Mac preferred stock	5,300	5,300	82,996	82,996
Other securities	40	26	565	588
Total securities available-for-sale	$1,447,987	$1,397,660	$1,360,908	$1,313,306
Securities held-to-maturity:
Mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$2,556,861	$2,535,108	$2,822,089	$2,784,400
Non-GSE issuance	197,186	187,434	227,278	220,353
GSE pass-through certificates	1,653	1,736	2,108	2,192
Total mortgage-backed securities	2,755,700	2,724,278	3,051,475	3,006,945
Obligations of states and political
subdivisions	5,773	5,773	6,069	6,069
Total securities held-to-maturity	$2,761,473	$2,730,051	$3,057,544	$3,013,014

(1) Real estate mortgage investment conduits and collateralized mortgage obligations

Comparison of Financial Condition as of September 30, 2008 and December 31, 2007 and Operating Results for the Three and Nine Months Ended September 30, 2008 and 2007

Financial Condition

Total assets increased $454.1 million to $22.17 billion at September 30, 2008, from $21.72 billion at December 31, 2007. The increase in total assets primarily reflects increases in loans receivable and other assets, partially offset by a decrease in securities.

Our total loan portfolio increased $567.7 million to $16.72 billion at September 30, 2008, from $16.16 billion at December 31, 2007. The increase was a result of the levels of our mortgage loan origination and purchase volume outpacing the levels of repayments during the nine months ended September 30, 2008.

Mortgage loans, net, increased $592.5 million to $16.38 billion at September 30, 2008, from $15.79 billion at December 31, 2007. This increase was primarily due to an increase in our one-to-four family mortgage loan portfolio, partially offset by decreases in our commercial real estate, multi-family and construction loan portfolios. Gross mortgage loans originated and purchased during the nine months ended September 30, 2008 totaled $3.70 billion, of which $3.29 billion were originations and $402.3 million were purchases. This compares to gross mortgage loans originated and purchased during the nine months ended September 30, 2007 totaling $3.35 billion, of which $3.03 billion were originations and $317.4 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $107.5 million during the nine months ended September 30, 2008 and $171.5 million during the nine months ended September 30, 2007. The increase in mortgage loan originations and purchases for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, was primarily due to an increase in one-to-four family mortgage loan originations. Mortgage loan repayments increased to $2.96 billion for the nine months ended September 30, 2008, from $2.15 billion for the nine months ended September 30, 2007. The increase in mortgage loan repayments, during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, was primarily due to a decrease in interest rates and increased refinance activity primarily during the first half of 2008.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans increased $731.0 million to $12.36 billion at September 30, 2008, from $11.63 billion at December 31, 2007, and represented 74.4% of our total loan portfolio at September 30, 2008. One-to-four family loan originations and purchases totaled $3.35 billion for the nine months ended September 30, 2008 and $3.00 billion for the nine months ended September 30, 2007. The increase in one-to-four family mortgage loan originations and purchases was primarily due to a reduction in mortgage loan interest rates in 2008 as compared to 2007. During the nine months ended September 30, 2008, the loan-to-value ratio of our one-to-four family mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 58% and the loan amount averaged approximately $680,000. Given the continued deterioration of the national housing market, no assurance can be given regarding current loan-to-value ratios of such loans.

Our multi-family mortgage loan portfolio decreased $60.8 million to $2.88 billion at September 30, 2008, from $2.95 billion at December 31, 2007. Our commercial real estate loan portfolio decreased $61.5 million to $970.3 million at September 30, 2008, from $1.03 billion at December 31, 2007. Multi-family and commercial real estate loan originations totaled $347.9 million for the nine months ended September 30, 2008 and $344.4 million for the nine months ended September 30, 2007. As previously discussed, we do not believe that current market pricing for multi-family and commercial real estate loans supports aggressively pursuing such loans given the additional risks associated with this type of lending. During the nine months ended September 30, 2008, the loan-to-value ratio of our combined multi-family and commercial real estate loan originations, at the time of origination, averaged approximately 57% and the loan amount averaged approximately $1.9 million. Given the continued deterioration of the national real estate market, no assurance can be given regarding current loan-to-value ratios of such loans.

Our construction loan portfolio decreased $19.6 million to $58.1 million at September 30, 2008, from $77.7 million at December 31, 2007. Our consumer and other loan portfolio, which is primarily comprised of home equity lines of credit, decreased $23.5 million to $333.3 million at September 30, 2008, from $356.8 million at December 31, 2007. These decreases were primarily the result of our decision to not aggressively pursue the origination of such loans in the current economic environment, coupled with more stringent underwriting standards for home equity lines of credit implemented in the 2007 fourth quarter and during 2008. Other assets increased $64.0 million to $195.4 million at September 30, 2008, from $131.4 million at December 31, 2007, primarily due to increases in the net deferred tax asset and REO. For additional information on REO, see “Asset Quality.”

Securities decreased $211.7 million to $4.16 billion at September 30, 2008, from $4.37 billion at December 31, 2007. This decrease was primarily the result of principal payments received of $621.8 million and the $77.7 million OTTI charge previously discussed under “Critical Accounting Policies – Securities Impairment,” partially offset by purchases of $488.8 million. We may continue to purchase securities to offset principal payments received. At September 30, 2008, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities. The amortized cost of our fixed rate REMICs and CMOs totaled $4.15 billion at September 30, 2008 and had a weighted average current coupon of 4.33%, a weighted average collateral coupon of 5.71% and a weighted average life of 3.0 years.

Deposits increased $59.7 million to $13.11 billion at September 30, 2008, from $13.05 billion at December 31, 2007, primarily due to an increase in certificates of deposit, substantially offset by decreases in all other deposit accounts, primarily Liquid CDs. Certificates of deposit increased $549.7 million since December 31, 2007 to $8.45 billion at September 30, 2008. Liquid CDs decreased $371.9 million since December 31, 2007 to $1.08 billion at September 30, 2008. Savings accounts decreased $48.8 million since December 31, 2007 to $1.84 billion at September 30, 2008. NOW and demand deposit accounts decreased $38.1 million since December 31, 2007 to $1.44 billion at September 30, 2008. Money market accounts decreased $31.2 million since December 31, 2007 to $302.8 million at September 30, 2008. We continue to experience intense competition for deposits; however, we have continued to maintain our deposit pricing discipline.

Total borrowings, net, increased $315.6 million to $7.50 billion at September 30, 2008, from $7.18 billion at December 31, 2007. The net increase in total borrowings was primarily the result of our use of lower cost borrowings to fund asset growth during the 2008 third quarter. For additional information, see “Liquidity and Capital Resources.” Accrued expenses and other liabilities increased $66.3 million to $210.8 million at September 30, 2008, from $144.5 million at December 31, 2007. This increase primarily reflects an increase in our official checks. Prior to February 2008, we funded our liability for official checks daily through an outside processing service. Effective February 2008, we discontinued using the outside processing service.

Stockholders' equity decreased $21.5 million to $1.19 billion at September 30, 2008, from $1.21 billion at December 31, 2007. The decrease in stockholders’ equity was the result of dividends declared of $70.4 million and common stock repurchased of $18.1 million. These decreases were partially offset by net income of $45.9 million, stock-based compensation and the allocation of shares held by the employee stock ownership plan, or ESOP, of $14.1 million and the effect of stock options exercised and related tax benefit of $8.4 million.

Results of Operations

General

Our results of operations for the three and nine months ended September 30, 2008 include a $77.7 million, before-tax ($57.9 million, after-tax), OTTI charge to reduce the carrying amount of our investment in two issues of Freddie Mac perpetual preferred securities to the securities’ market value of $5.3 million at September 30, 2008. This charge reduced diluted earnings per common share by $0.64 per share for the three and nine months ended September 30, 2008.

For the three months ended September 30, 2008 we recognized a net loss of $16.5 million, compared to net income of $35.3 million for the three months ended September 30, 2007. Diluted loss per common share was $0.18 per share for the three months ended September 30, 2008, compared to $0.39 diluted earnings per common share for the three months ended September 30, 2007. Return on average assets decreased to negative 0.30% for the three months ended September 30, 2008, from 0.66% for the three months ended September 30, 2007. Return on average stockholders’ equity decreased to negative 5.47% for the three months ended September 30, 2008, from 11.82% for the three months ended September 30, 2007. Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, decreased to negative 6.47% for the three months ended September 30, 2008, from 13.99% for the three months ended September 30, 2007.

Net income for the nine months ended September 30, 2008 decreased $59.2 million to $45.9 million, from $105.1 million for the nine months ended September 30, 2007. Diluted earnings per common share decreased to $0.51 per share for the nine months ended September 30, 2008, from $1.14 per share for the nine months ended September 30, 2007. Return on average assets decreased to 0.28% for the nine months ended September 30, 2008, from 0.65% for the nine months ended September 30, 2007. Return on average stockholders’ equity decreased to 5.04% for the nine months ended September 30, 2008, from 11.67% for the nine months ended September 30, 2007. Return on average tangible stockholders’ equity decreased to 5.95% for the nine months ended September 30, 2008, from 13.79% for the nine months ended September 30, 2007.

The tax benefit recognized on the OTTI charge was based on the treatment of the charge as a capital loss for income tax purposes which limited the tax benefit we recognized. The EESA includes a provision that changes the tax treatment of gains or losses from the sale or exchange of Fannie Mae or Freddie Mac preferred stock by an “applicable financial institution,” such as us, by stating that a gain or loss on Fannie Mae or Freddie Mac preferred stock shall be treated as ordinary gain or loss instead of capital gain or loss, as was previously the case. This change applies to our Freddie Mac preferred stock and, as a result, will enable us to recognize an additional tax benefit of approximately $7.4 million in the 2008 fourth quarter. For a further discussion of the OTTI charge, see “Critical Accounting Policies – Securities Impairment.”

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

For the three months ended September 30, 2008, net interest income increased $25.9 million to $107.1 million, from $81.2 million for the three months ended September 30, 2007, and increased $28.8 million to $280.4 million for the nine months ended September 30, 2008, from $251.6 million for the nine months ended September 30, 2007. The net interest margin increased to 2.06% for the three months ended September 30, 2008, from 1.58% for the three months ended September 30, 2007, and increased to 1.81% for the nine months ended September 30, 2008, from 1.63% for the nine months ended September 30, 2007. The net interest rate spread increased to 1.96% for the three months ended September 30, 2008 from 1.46% for the three months ended September 30, 2007, and increased to 1.71% for the nine months ended September 30, 2008, from 1.52% for the nine months ended September 30, 2007. The average balance of net interest-earning assets decreased $11.4 million to $593.8 million for the three months ended September 30, 2008, from $605.2 million for the three months ended September 30, 2007, and increased slightly to $609.6 million for the nine months ended September 30, 2008, from $608.9 million for the nine months ended September 30, 2007.

The increases in net interest income, the net interest margin and the net interest rate spread for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007, were primarily due to decreases in interest expense, partially offset by decreases in interest income. The decreases in interest expense for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007, were primarily due to decreases in the average costs of certificates of deposit, Liquid CDs and borrowings and decreases in the average balances of Liquid CDs, partially offset by increases in the average balances of borrowings and certificates of deposit. The decreases in interest income for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007, were primarily due to decreases in the average yields on our interest earning assets and decreases in the average balances of mortgage-backed and other securities and multi-family, commercial real estate and construction loans, partially offset by increases in the average balances of one-to-four family mortgage loans. Although interest income on one-to-four family mortgage loans increased for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007, net interest income, the net interest margin and the net interest rate spread were negatively impacted by accelerated loan premium amortization resulting from the substantial increase in mortgage loan prepayments during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following tables set forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three and nine months ended September 30, 2008 and 2007. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended September 30,
	2008				2007
				Average				Average
	Average			Yield/	Average			Yield/
(Dollars in Thousands)	Balance		Interest	Cost	Balance		Interest	Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$12,159,385		$163,154	5.37%	$11,171,094		$150,645	5.39%
Multi-family, commercial
real estate and construction	3,915,922		57,982	5.92	4,154,097		63,052	6.07
Consumer and other loans (1)	338,947		4,103	4.84	384,019		7,472	7.78
Total loans	16,414,254		225,239	5.49	15,709,210		221,169	5.63
Mortgage-backed and
other securities (2)	4,146,498		45,341	4.37	4,711,162		53,227	4.52
Federal funds sold and
repurchase agreements	40,133		214	2.13	25,631		337	5.26
FHLB-NY stock	215,409		3,148	5.85	166,938		2,899	6.95
Total interest-earning assets	20,816,294		273,942	5.26	20,612,941		277,632	5.39
Goodwill	185,151				185,151
Other non-interest-earning assets	881,458				749,522
Total assets	$21,882,903				$21,547,614

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings	$1,865,841		1,898	0.41	$1,983,161		2,016	0.41
Money market	312,224		811	1.04	365,919		926	1.01
NOW and demand deposit	1,477,188		336	0.09	1,453,669		214	0.06
Liquid CDs	1,157,399		7,195	2.49	1,570,599		18,501	4.71
Total core deposits	4,812,652		10,240	0.85	5,373,348		21,657	1.61
Certificates of deposit	8,259,422		82,727	4.01	7,946,982		95,293	4.80
Total deposits	13,072,074		92,967	2.84	13,320,330		116,950	3.51
Borrowings	7,150,428		73,902	4.13	6,687,400		79,505	4.76
Total interest-bearing liabilities	20,222,502		166,869	3.30	20,007,730		196,455	3.93
Non-interest-bearing liabilities	457,316				345,377
Total liabilities	20,679,818				20,353,107
Stockholders' equity	1,203,085				1,194,507
Total liabilities and stockholders'
equity	$21,882,903				$21,547,614

Net interest income/net interest
rate spread (3)			$107,073	1.96%			$81,177	1.46%

Net interest-earning assets/net
interest margin (4)	$593,792			2.06%	$605,211			1.58%

Ratio of interest-earning assets
to interest-bearing liabilities	1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30,
	2008				2007
				Average				Average
	Average			Yield/	Average			Yield/
(Dollars in Thousands)	Balance		Interest	Cost	Balance		Interest	Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$11,781,281		$468,999	5.31%	$10,771,698		$428,729	5.31%
Multi-family, commercial
real estate and construction	3,954,253		176,983	5.97	4,194,081		192,160	6.11
Consumer and other loans (1)	346,720		13,712	5.27	406,967		23,478	7.69
Total loans	16,082,254		659,694	5.47	15,372,746		644,367	5.59
Mortgage-backed and
other securities (2)	4,225,646		139,942	4.42	4,966,923		168,127	4.51
Federal funds sold and
repurchase agreements	105,665		1,868	2.36	45,772		1,812	5.28
FHLB-NY stock	202,151		11,173	7.37	156,955		8,246	7.00
Total interest-earning assets	20,615,716		812,677	5.26	20,542,396		822,552	5.34
Goodwill	185,151				185,151
Other non-interest-earning assets	834,947				756,862
Total assets	$21,635,814				$21,484,409

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings	$1,874,828		5,685	0.40	$2,047,732		6,177	0.40
Money market	317,766		2,414	1.01	392,785		2,933	1.00
NOW and demand deposit	1,477,447		967	0.09	1,471,293		639	0.06
Liquid CDs	1,294,298		30,582	3.15	1,585,104		57,278	4.82
Total core deposits	4,964,339		39,648	1.06	5,496,914		67,027	1.63
Certificates of deposit	8,054,333		261,373	4.33	7,791,434		274,377	4.70
Total deposits	13,018,672		301,021	3.08	13,288,348		341,404	3.43
Borrowings	6,987,400		231,217	4.41	6,645,192		229,553	4.61
Total interest-bearing liabilities	20,006,072		532,238	3.55	19,933,540		570,957	3.82
Non-interest-bearing liabilities	416,570				349,186
Total liabilities	20,422,642				20,282,726
Stockholders' equity	1,213,172				1,201,683
Total liabilities and stockholders'
equity	$21,635,814				$21,484,409

Net interest income/net interest
rate spread (3)			$280,439	1.71%			$251,595	1.52%

Net interest-earning assets/net
interest margin (4)	$609,644			1.81%	$608,856			1.63%

Ratio of interest-earning assets
to interest-bearing liabilities	1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Compared to			Compared to
	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Increase (Decrease)			Increase (Decrease)
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
One-to-four family	$13,078	$(569)	$12,509	$40,270	$-	$40,270
Multi-family, commercial
real estate and construction	(3,543)	(1,527)	(5,070)	(10,835)	(4,342)	(15,177)
Consumer and other loans	(799)	(2,570)	(3,369)	(3,125)	(6,641)	(9,766)
Mortgage-backed and other securities	(6,176)	(1,710)	(7,886)	(24,861)	(3,324)	(28,185)
Federal funds sold and
repurchase agreements	136	(259)	(123)	1,448	(1,392)	56
FHLB-NY stock	755	(506)	249	2,473	454	2,927
Total	3,451	(7,141)	(3,690)	5,370	(15,245)	(9,875)
Interest-bearing liabilities:
Savings	(118)	-	(118)	(492)	-	(492)
Money market	(141)	26	(115)	(549)	30	(519)
NOW and demand deposit	4	118	122	3	325	328
Liquid CDs	(4,050)	(7,256)	(11,306)	(9,242)	(17,454)	(26,696)
Certificates of deposit	3,629	(16,195)	(12,566)	9,072	(22,076)	(13,004)
Borrowings	5,311	(10,914)	(5,603)	11,723	(10,059)	1,664
Total	4,635	(34,221)	(29,586)	10,515	(49,234)	(38,719)
Net change in net interest income	$(1,184)	$27,080	$25,896	$(5,145)	$33,989	$28,844

Interest Income

Interest income decreased $3.7 million to $273.9 million for the three months ended September 30, 2008, from $277.6 million for the three months ended September 30, 2007, primarily due to a decrease in the average yield on interest-earning assets to 5.26% for the three months ended September 30, 2008, from 5.39% for the three months ended September 30, 2007, partially offset by an increase of $203.4 million in the average balance of interest-earning assets to $20.82 billion for the three months ended September 30, 2008, from $20.61 billion for the three months ended September 30, 2007. The decrease in the average yield on interest-earning assets was the result of decreases in the average yields on all asset categories. The increase in the average balance of interest-earning assets was primarily due to increases in the average balances of total loans and Federal Home Loan Bank of New York, or FHLB-NY, stock, partially offset by a decrease in the average balance of mortgage-backed and other securities.

Interest income on one-to-four family mortgage loans increased $12.6 million to $163.2 million for the three months ended September 30, 2008, from $150.6 million for the three months ended September 30, 2007, which was the result of an increase of $988.3 million in the average balance of such loans. The increase in the average balance of one-to-four family mortgage loans was the result of the strong levels of originations and purchases which have outpaced the levels of repayments over the past year. The average yield on one-to-four family mortgage loans was 5.37% for the three months ended September 30, 2008 and 5.39% for the three months ended September 30, 2007. The decrease in the average yield was the result of an increase in loan premium amortization resulting from an increase in mortgage loan prepayments during the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Net premium amortization on one-to-four family mortgage loans increased $739,000 to $5.1 million for the three months ended September 30, 2008, from $4.4 million for the three months ended September 30, 2007.

Interest income on multi-family, commercial real estate and construction loans decreased $5.1 million to $58.0 million for the three months ended September 30, 2008, from $63.1 million for the three months ended September 30, 2007, which was the result of a decrease of $238.2 million in the average balance of such loans, coupled with a decrease in the average yield to 5.92% for the three months ended September 30, 2008, from 6.07% for the three months ended September 30, 2007. The decrease in the average balance of multi-family, commercial real estate and construction loans reflects the levels of repayments which outpaced the levels of originations over the past year. Our originations of multi-family, commercial real estate and construction loans have declined over the past several years due primarily to the competitive market pricing and our decision to not aggressively pursue such loans under current market conditions. The decrease in the average yield on multi-family, commercial real estate and construction loans reflects new loan originations at lower interest rates than the rates on the loans being repaid and/or remaining in the portfolio, coupled with a decrease in prepayment penalties. Prepayment penalties decreased $690,000 to $967,000 for the three months ended September 30, 2008, from $1.7 million for the three months ended September 30, 2007.

Interest income on consumer and other loans decreased $3.4 million to $4.1 million for the three months ended September 30, 2008, from $7.5 million for the three months ended September 30, 2007, primarily due to a decrease in the average yield to 4.84% for the three months ended September 30, 2008, from 7.78% for the three months ended September 30, 2007, coupled with a decrease of $45.1 million in the average balance of the portfolio. The decrease in the average yield on consumer and other loans was primarily the result of a decrease in the average yield on our home equity lines of credit which are adjustable rate loans which generally reset monthly and are indexed to the prime rate which decreased 100 basis points during the second half of 2007 and 225 basis points during the first half of 2008. Home equity lines of credit represented 91.3% of this portfolio at September 30, 2008. The decrease in the average balance of consumer and other loans was primarily the result of our decision to not aggressively pursue the origination of home equity lines of credit in the current economic environment, coupled with more stringent underwriting standards implemented in the 2007 fourth quarter and during 2008.

Interest income on mortgage-backed and other securities decreased $7.9 million to $45.3 million for the three months ended September 30, 2008, from $53.2 million for the three months ended September 30, 2007. This decrease was primarily the result of a decrease of $564.7 million in the average balance of the portfolio, coupled with a decrease in the average yield to 4.37% for the three months ended September 30, 2008, from 4.52% for the three months ended September

30, 2007. The decrease in the average balance of mortgage-backed and other securities reflects our strategy in 2007 of reducing the securities portfolio through normal cash flow. The decrease in the average yield on mortgage-backed and other securities includes the effect of the suspension of dividend payments by the FHFA on our investment in two issues of Freddie Mac perpetual preferred securities during the 2008 third quarter.

Interest income decreased $9.9 million to $812.7 million for the nine months ended September 30, 2008, from $822.6 million for the nine months ended September 30, 2007, primarily due to a decrease in the average yield on interest-earning assets to 5.26% for the nine months ended September 30, 2008, from 5.34% for the nine months ended September 30, 2007, partially offset by an increase of $73.3 million in the average balance of interest-earning assets to $20.62 billion for the nine months ended September 30, 2008, from $20.54 billion for the nine months ended September 30, 2007. The decrease in the average yield on interest-earning assets was primarily the result of decreases in the average yields on total loans, mortgage-backed and other securities and federal funds sold and repurchase agreements. The increase in the average balance of interest-earning assets was primarily due to increases in the average balances of total loans, federal funds sold and repurchase agreements and FHLB-NY stock, partially offset by a decrease in the average balance of mortgage-backed and other securities.

Interest income on one-to-four family mortgage loans increased $40.3 million to $469.0 million for the nine months ended September 30, 2008, from $428.7 million for the nine months ended September 30, 2007, which was the result of an increase of $1.01 billion in the average balance of such loans. The average yield on one-to-four family mortgage loans was 5.31% for the nine months ended September 30, 2008 and 2007. The average yield for the nine months ended September 30, 2008 was negatively impacted by accelerated loan premium amortization resulting from the substantial increase in mortgage loan prepayments during the nine months ended September 30, 2008, which primarily occurred during the first half of 2008, compared to the nine months ended September 30, 2007. Net premium amortization on one-to-four family mortgage loans increased $8.2 million to $23.4 million for the nine months ended September 30, 2008, from $15.2 million for the nine months ended September 30, 2007.

Interest income on multi-family, commercial real estate and construction loans decreased $15.2 million to $177.0 million for the nine months ended September 30, 2008, from $192.2 million for the nine months ended September 30, 2007, which was primarily the result of a decrease of $239.8 million in the average balance of such loans, coupled with a decrease in the average yield to 5.97% for the nine months ended September 30, 2008, from 6.11% for the nine months ended September 30, 2007. Prepayment penalties decreased $1.2 million to $3.9 million for the nine months ended September 30, 2008, from $5.1 million for the nine months ended September 30, 2007.

Interest income on consumer and other loans decreased $9.8 million to $13.7 million for the nine months ended September 30, 2008, from $23.5 million for the nine months ended September 30, 2007, primarily due to a decrease in the average yield to 5.27% for the nine months ended September 30, 2008, from 7.69% for the nine months ended September 30, 2007, coupled with a decrease of $60.2 million in the average balance of the portfolio.

Interest income on mortgage-backed and other securities decreased $28.2 million to $139.9 million for the nine months ended September 30, 2008, from $168.1 million for the nine months ended September 30, 2007. This decrease was primarily the result of a decrease of $741.3 million in the average balance of the portfolio, coupled with a decrease in the average yield to 4.42% for the nine months ended September 30, 2008, from 4.51% for the nine months ended September 30, 2007.

Dividend income on FHLB-NY stock increased $2.9 million to $11.2 million for the nine months ended September 30, 2008, primarily due to an increase of $45.2 million in the average balance of FHLB-NY stock, coupled with an increase in the average yield to 7.37% for the nine months ended September 30, 2008, from 7.00% for the nine months ended September 30, 2007. The increase in the average balance of FHLB-NY stock was primarily due to an increase in the levels of FHLB-NY borrowings. The increase in the average yield on FHLB-NY stock was the result of an increase in the average dividend rate paid by the FHLB-NY during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.

Except as otherwise noted, the principal reasons for the changes in the average yields and average balances of the various assets noted above for the nine months ended September 30, 2008 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2008.

Interest Expense

Interest expense decreased $29.6 million to $166.9 million for the three months ended September 30, 2008, from $196.5 million for the three months ended September 30, 2007, primarily due to a decrease in the average cost of interest-bearing liabilities to 3.30% for the three months ended September 30, 2008, from 3.93% for the three months ended September 30, 2007, partially offset by an increase of $214.8 million in the average balance of interest-bearing liabilities to $20.22 billion for the three months ended September 30, 2008, from $20.01 billion for the three months ended September 30, 2007. The decrease in the average cost of interest-bearing liabilities was primarily due to decreases in the average costs of certificates of deposit, Liquid CDs and borrowings. The increase in the average balance of interest-bearing liabilities was primarily due to an increase in the average balance of borrowings and certificates of deposit, partially offset by a decrease in the average balance of Liquid CDs.

Interest expense on deposits decreased $24.0 million to $93.0 million for the three months ended September 30, 2008, from $117.0 million for the three months ended September 30, 2007, primarily due to a decrease in the average cost to 2.84% for the three months ended September 30, 2008, from 3.51% for the three months ended September 30, 2007, coupled with a decrease of $248.3 million in the average balance of total deposits to $13.07 billion for the three months ended September 30, 2008, from $13.32 billion for the three months ended September 30, 2007. The decrease in the average cost of total deposits was primarily due to the impact of the decline in short-term interest rates over the past year on our certificates of deposit and our Liquid CDs which matured and were replaced at lower interest rates. The decrease in the average balance of total deposits was primarily due to decreases in the average balances of Liquid CDs, savings accounts and money market accounts, primarily as a result of continued competition for these types of deposits, partially offset by increases in the average balances of certificates of deposit and NOW and demand deposit accounts.

Interest expense on Liquid CDs decreased $11.3 million to $7.2 million for the three months ended September 30, 2008, from $18.5 million for the three months ended September 30, 2007, primarily due to a decrease in the average cost to 2.49% for the three months ended September

30, 2008, from 4.71% for the three months ended September 30, 2007, coupled with a decrease of $413.2 million in the average balance. The decrease in the average cost of Liquid CDs reflects the decline in short-term interest rates over the past year. The decrease in the average balance of Liquid CDs was primarily a result of our decision to maintain our pricing discipline over the past year as short-term interest rates declined.

Interest expense on certificates of deposit decreased $12.6 million to $82.7 million for the three months ended September 30, 2008, from $95.3 million for the three months ended September 30, 2007, primarily due to a decrease in the average cost to 4.01% for the three months ended September 30, 2008, from 4.80% for the three months ended September 30, 2007, partially offset by an increase of $312.4 million in the average balance. The decrease in the average cost of certificates of deposit reflects the impact of the decrease in interest rates over the past year as certificates of deposit at higher rates matured and were replaced at lower interest rates. During the three months ended September 30, 2008, $2.34 billion of certificates of deposit, with a weighted average rate of 4.25% and a weighted average maturity at inception of eleven months, matured and $2.57 billion of certificates of deposit were issued or repriced, with a weighted average rate of 3.64% and a weighted average maturity at inception of twelve months. The increase in the average balance of certificates of deposit was primarily a result of the success of our marketing efforts and competitive pricing strategies.

Interest expense on borrowings decreased $5.6 million to $73.9 million for the three months ended September 30, 2008, from $79.5 million for the three months ended September 30, 2007, primarily due to a decrease in the average cost to 4.13% for the three months ended September 30, 2008, from 4.76% for the three months ended September 30, 2007, partially offset by an increase of $463.0 million in the average balance. The decrease in the average cost of borrowings reflects the impact of the decline in short-term interest rates over the past year on our short-term and variable rate borrowings, coupled with the downward repricing of borrowings which matured and were refinanced during 2008. The increase in the average balance of borrowings was primarily the result of our use of lower cost borrowings to fund some of our loan growth during the second half of 2007 and 2008.

Interest expense decreased $38.8 million to $532.2 million for the nine months ended September 30, 2008, from $571.0 million for the nine months ended September 30, 2007, primarily due to a decrease in the average cost of interest-bearing liabilities to 3.55% for the nine months ended September 30, 2008, from 3.82% for the nine months ended September 30, 2007, partially offset by an increase of $72.5 million in the average balance of interest-bearing liabilities to $20.01 billion for the nine months ended September 30, 2008, from $19.93 billion for the nine months ended September 30, 2007.

Interest expense on deposits decreased $40.4 million to $301.0 million for the nine months ended September 30, 2008, from $341.4 million for the nine months ended September 30, 2007, primarily due to a decrease in the average cost to 3.08% for the nine months ended September 30, 2008, from 3.43% for the nine months ended September 30, 2007, coupled with a decrease of $269.7 million in the average balance of total deposits to $13.02 billion for the nine months ended September 30, 2008, from $13.29 billion for the nine months ended September 30, 2007.

Interest expense on Liquid CDs decreased $26.7 million to $30.6 million for the nine months ended September 30, 2008, from $57.3 million for the nine months ended September 30, 2007, primarily due to a decrease in the average cost to 3.15% for the nine months ended September

30, 2008, from 4.82% for the nine months ended September 30, 2007, coupled with a decrease of $290.8 million in the average balance.

Interest expense on certificates of deposit decreased $13.0 million to $261.4 million for the nine months ended September 30, 2008, from $274.4 million for the nine months ended September 30, 2007, primarily due to a decrease in the average cost to 4.33% for the nine months ended September 30, 2008, from 4.70% for the nine months ended September 30, 2007, partially offset by an increase of $262.9 million in the average balance. During the nine months ended September 30, 2008, $6.78 billion of certificates of deposit, with a weighted average rate of 4.46% and a weighted average maturity at inception of twelve months, matured and $7.07 billion of certificates of deposit were issued or repriced, with a weighted average rate of 3.47% and a weighted average maturity at inception of ten months.

Interest expense on borrowings increased $1.6 million to $231.2 million for the nine months ended September 30, 2008, from $229.6 million for the nine months ended September 30, 2007, resulting from an increase of $342.2 million in the average balance, substantially offset by a decrease in the average cost to 4.41% for the nine months ended September 30, 2008, from 4.61% for the nine months ended September 30, 2007.

Except as otherwise noted, the principal reasons for the changes in the average costs and average balances of the various liabilities noted above for the nine months ended September 30, 2008 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2008.

Provision for Loan Losses

We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. Subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that we have ever actively pursued. During 2008, the continued deterioration of the housing and real estate markets, as well as the overall economic environment, contributed to an increase in our non-performing loans and net loan charge-offs. As a geographically diversified lender, we are not immune to, and have been affected by, the negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing industry nationally. Based on our evaluation of the issues regarding the continued deterioration of the housing and real estate markets and the overall economy, coupled with the increase in and composition of our delinquencies, non-performing loans, net loan charge-offs and overall loan portfolio, we determined that a provision for loan losses was warranted for the three and nine months ended September 30, 2008.

The provision for loan losses totaled $13.0 million for the three months ended September 30, 2008 and $24.0 million for the nine months ended September 30, 2008, reflecting the continued higher levels of non-performing loans and net loan charge-offs experienced since the second half of 2007. The provision for loan losses was $500,000 for the three and nine months ended September 30, 2007. The allowance for loan losses was $86.3 million at September 30, 2008 and $78.9 million at December 31, 2007. The allowance for loan losses as a percentage of non-performing loans decreased to 52.39% at September 30, 2008, from 115.97% at December 31, 2007, primarily due to an increase in non-performing loans. The allowance for loan losses as a percentage of total loans was 0.52% at September 30, 2008 and 0.49% at December 31, 2007. We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, delinquencies, charge-off experience and non-accrual and non-performing loans. The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at September 30, 2008 and December 31, 2007.

We review our allowance for loan losses on a quarterly basis. Material factors considered during our quarterly review include our historical loss experience, the composition and direction of loan delinquencies and the impact of current economic conditions. Net loan charge-offs totaled $8.5 million, or twenty-one basis points, annualized, of average loans outstanding for the three months ended September 30, 2008 and $16.6 million, or fourteen basis points, annualized, of average loans outstanding for the nine months ended September 30, 2008. This compares to net loan charge-offs of $1.6 million, or four basis points, annualized, of average loans outstanding for the three months ended September 30, 2007 and $2.2 million, or two basis points, annualized, of average loans outstanding for the nine months ended September 30, 2007.

The composition of our loan portfolio, by property type, has remained relatively consistent over the last several years. At September 30, 2008, our loan portfolio was comprised of 75% one-to-four family mortgage loans, 17% multi-family mortgage loans, 6% commercial real estate loans and 2% consumer and other loan categories. Our average loan-to-value ratios upon origination have been low overall, have been consistent over the past several years and provide some level of protection in the event of default should property values decline. At September 30, 2008, the average loan-to-value ratio of our mortgage loan portfolio was less than 65% based on current principal balances and original appraisal values. However, the markets in which we lend have experienced significant declines in real estate values which we have taken into account in evaluating our allowance for loan losses. No assurance can be given in any particular case that our loan-to-value ratios will provide full protection in the event of borrower default.

Our non-performing loans, which are comprised primarily of mortgage loans, increased $96.7 million to $164.8 million, or 0.99% of total loans, at September 30, 2008, from $68.1 million, or 0.42% of total loans, at December 31, 2007. This increase, which occurred throughout 2008, was primarily due to increases in non-performing one-to-four family and multi-family mortgage loans. Despite the increase in non-performing loans at September 30, 2008, our non-performing loans continue to remain at low levels relative to the size of our loan portfolio and those of other lending institutions.

We continue to adhere to prudent underwriting standards. We underwrite our one-to-four family mortgage loans primarily based upon our evaluation of the borrower’s ability to pay. We generally do not obtain updated estimates of collateral value for loans until classified or requested by our Asset Classification Committee or, in the case of one-to-four family loans, when such loans are 180 days delinquent. We monitor property value trends in our market areas to determine what impact, if any, such trends may have on our loan-to-value ratios and the adequacy of the allowance for loan losses. Based on our review of property value trends, including updated estimates of collateral value on classified loans and related loan charge-offs, we believe the deterioration in the housing market continues to have a negative impact on the value of our non-performing loan collateral as of September 30, 2008.

Effective January 1, 2008, we have revised our presentation of non-performing mortgage loans to report mortgage loans which have missed only two payments as 60-89 days delinquent instead of as non-accrual, which had been our previous practice. All of the non-performing loan, non-

performing asset and related asset quality ratio data as of December 31, 2007 has been revised to conform to the current year presentation. For a further discussion of this change in presentation, see “Asset Quality.”

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality.”

Non-Interest (Loss) Income

Non-interest (loss) income decreased $80.1 million for the three months ended September 30, 2008 to a loss of $55.3 million, compared to income of $24.8 million for the three months ended September 30, 2007, and decreased $81.7 million to a loss of $8.0 million for the nine months ended September 30, 2008, compared to income of $73.7 million for the nine months ended September 30, 2007. These decreases were primarily due to the OTTI charge of $77.7 million recorded in the 2008 third quarter, coupled with a gain on sales of securities of $2.0 million recorded in the 2007 third quarter. In addition, other non-interest income decreased $1.7 million to $4.5 million for the nine months ended September 30, 2008, primarily due to a gain recognized in the 2007 second quarter related to insurance proceeds from an individual life insurance policy on a former executive.

Non-Interest Expense

Non-interest expense increased $2.3 million to $58.8 million for the three months ended September 30, 2008, from $56.5 million for the three months ended September 30, 2007, primarily due to increases in compensation and benefits expense and advertising expense. For the nine months ended September 30, 2008, non-interest expense increased $4.6 million to $177.0 million, from $172.4 million for the nine months ended September 30, 2007, primarily due to increases in compensation and benefits expense and occupancy, equipment and systems expense, partially offset by a decrease in other expense. Our percentage of general and administrative expense to average assets, annualized, was 1.07% for the three months ended September 30, 2008, compared to 1.05% for the three months ended September 30, 2007, and 1.09% for the nine months ended September 30, 2008, compared to 1.07% for the nine months ended September 30, 2007.

Compensation and benefits expense increased $1.0 million, to $31.6 million for the three months ended September 30, 2008, from $30.6 million for the three months ended September 30, 2007. This increase was primarily due to increases in salaries, stock-based compensation, ESOP expense and medical insurance costs, partially offset by decreases in the net periodic cost of pension and other postretirement benefits, which were primarily the result of decreases in the amortization of the net actuarial loss. Advertising expense increased $956,000 to $2.3 million for the three months ended September 30, 2008, from $1.4 million for the three months ended September 30, 2007, primarily due to an increase in print advertising for certificates of deposit during the 2008 third quarter.

Compensation and benefits expense increased $4.2 million, to $96.0 million for the nine months ended September 30, 2008, from $91.8 million for the nine months ended September 30, 2007. The primary reasons for this increase are consistent with the reasons noted for the quarterly increase. Occupancy, equipment and systems expense increased $1.0 million to $50.2 million for the nine months ended September 30, 2008, from $49.2 million for the nine months ended

September 30, 2007, primarily due to an increase in office occupancy expense. Other expense decreased $749,000 to $24.2 million for the nine months ended September 30, 2008, from $25.0 million for the nine months ended September 30, 2007, primarily due to a decrease of $2.7 million in goodwill litigation expense, coupled with decreases in various other expense categories. These decreases were partially offset by an increase of $2.6 million in REO related expense.

As a result of the recent failures of a number of banks and thrifts, there have been significant losses incurred by the FDIC Deposit Insurance Fund, or DIF, resulting in a decline in the DIF reserve ratio to 1.01% as of June 30, 2008, which is significantly below the minimum reserve ratio of 1.15%. In response, on October 7, 2008, the FDIC adopted a restoration plan and proposal to increase the DIF through an increase in the rates banks pay for deposit insurance beginning in 2009. As currently written, the proposal will result in a significant increase in our federal deposit insurance premiums which will have a material impact on our results of operations beginning in 2009. For a further discussion of the FDIC restoration plan and proposal, see Part II, Item 1A, “Risk Factors.”

Income Tax Expense

For the three months ended September 30, 2008 we recognized an income tax benefit of $3.6 million, representing an effective tax rate of 17.8%, compared to income tax expense of $13.6 million for the three months ended September 30, 2007, representing an effective tax rate of 27.9%. For the nine months ended September 30, 2008, income tax expense totaled $25.5 million, representing an effective tax rate of 35.7%, compared to $47.3 million for the nine months ended September 30, 2007, representing an effective tax rate of 31.0%. The tax benefit recognized on the OTTI charge during the 2008 third quarter was based on the treatment of the charge as a capital loss for income tax purposes which limited the tax benefit we recognized. For additional information regarding the OTTI charge, see “Critical Accounting Policies - Securities Impairment” and “Results of Operations - General.” Partially offsetting the impact of the OTTI charge was a decrease in net unrecognized tax benefits and related accrued interest resulting from the release of accruals for previous tax positions that statutorily expired during the 2008 third quarter. For additional information regarding net unrecognized tax benefits, see Note 6 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

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

The composition of our loan portfolio, by property type, has remained relatively consistent. At September 30, 2008, our loan portfolio was comprised of 75% one-to-four family mortgage loans, 17% multi-family mortgage loans, 6% commercial real estate loans and 2% consumer and other loan categories. This compares to 73% one-to-four family mortgage loans, 18% multi-

family mortgage loans, 6% commercial real estate loans and 3% consumer and other loan categories at December 31, 2007.

The following table provides further details on the composition of our one-to-four family and multi-family and commercial real estate mortgage loan portfolios in dollar amounts and in percentages of the portfolio at the dates indicated.

	At September 30, 2008		At December 31, 2007
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
One-to-four family:
Full documentation interest-only (1)	$5,548,688	44.90%	$5,415,787	46.57%
Full documentation amortizing	4,283,289	34.66	3,320,047	28.55
Reduced documentation interest-only (1) (2)	1,961,958	15.87	2,230,041	19.18
Reduced documentation amortizing (2)	565,331	4.57	662,395	5.70
Total one-to-four family	$12,359,266	100.00%	$11,628,270	100.00%
Multi-family and commercial real estate:
Full documentation amortizing	$3,180,096	82.49%	$3,337,692	83.92%
Full documentation interest-only	674,906	17.51	639,666	16.08
Total multi-family and commercial real estate	$3,855,002	100.00%	$3,977,358	100.00%

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

Non-Performing Assets

Effective January 1, 2008, we have revised our presentation of non-performing mortgage loans to report mortgage loans which have missed only two payments as 60-89 days delinquent instead of as non-accrual, which had been our previous practice. This change was implemented to improve the transparency of loan migration through delinquency status (i.e., 30, 60 and 90 days delinquent); to be consistent with our presentation for reporting non-accrual consumer and other loans; and to improve comparability of our non-performing loan disclosures with other institutions. Under our revised presentation, mortgage loans are classified as non-accrual when such loans become 90 days delinquent as to their payment due date (missed three payments). Under our previous presentation, mortgage loans were classified as non-accrual when such loans became 90 days delinquent as to their interest due, even though in many instances the borrower had only missed two payments. At September 30, 2008, substantially all of the loans reported as 60-89 days delinquent would have been reported as non-accrual under the previous presentation. Loans which had missed two payments and were previously reported as non-accrual as of December 31, 2007 totaling $38.3 million have been reclassified from non-accrual to 60-89 days delinquent as of December 31, 2007 to conform the December 31, 2007 information to the current year presentation. All of the asset quality information presented for December 31, 2007 has been revised to conform to the current year presentation.

The following table sets forth information regarding non-performing assets at the dates indicated.

	At September 30,	At December 31,
(Dollars in Thousands)	2008	2007
Non-accrual mortgage loans	$162,979	$66,126
Non-accrual consumer and other loans	1,767	1,476
Mortgage loans delinquent 90 days or more and still accruing interest (1)	23	474
Total non-performing loans	164,769	68,076
REO, net (2)	22,294	9,115
Total non-performing assets	$187,063	$77,191

Non-performing loans to total loans	0.99%	0.42%
Non-performing loans to total assets	0.74	0.31
Non-performing assets to total assets	0.84	0.36
Allowance for loan losses to non-performing loans	52.39	115.97
Allowance for loan losses to total loans	0.52	0.49

(1)	Mortgage loans delinquent 90 days or more and still accruing interest consist primarily of loans delinquent 90 days or more as to their maturity date but not their interest due.
(2)
Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is carried in other assets, net of allowances for losses, at the lower of cost or fair value, less estimated selling costs. The allowance for losses was $1.3 million at September 30, 2008 and $493,000 at December 31, 2007.

Total non-performing assets increased $109.9 million to $187.1 million at September 30, 2008, from $77.2 million at December 31, 2007. Non-performing loans, the most significant component of non-performing assets, increased $96.7 million to $164.8 million at September 30, 2008, from $68.1 million at December 31, 2007. As previously discussed, these increases were primarily due to increases in non-performing one-to-four family mortgage loans of $66.7 million and multi-family mortgage loans of $27.0 million. During 2008, the continued deterioration of the housing and real estate markets, as well as the overall weakness in the economy, contributed to an increase in our non-performing loans.

Despite the increase in non-performing loans at September 30, 2008, our non-performing loans continue to remain at low levels relative to the size of our loan portfolio. The ratio of non-performing loans to total loans increased to 0.99% at September 30, 2008, from 0.42% at December 31, 2007. The ratio of non-performing assets to total assets increased to 0.84% at September 30, 2008, from 0.36% at December 31, 2007. The allowance for loan losses as a percentage of total non-performing loans decreased to 52.39% at September 30, 2008, from 115.97% at December 31, 2007.

During the nine months ended September 30, 2008, we sold $14.4 million of delinquent loans, primarily one-to-four family and multi-family mortgage loans. The sale of these loans did not have a material impact on our non-performing loans, non-performing assets and related ratios at September 30, 2008.

The following table provides further details on the composition of our non-performing one-to-four family and multi-family and commercial real estate mortgage loans in dollar amounts and in percentages of the portfolio, at the dates indicated.

	At September 30, 2008		At December 31, 2007
		Percent		Percent
		of		of
(Dollars in Thousands)	Amount	Total	Amount	Total
Non-performing loans:

One-to-four family:
Full documentation interest-only	$36,006	28.37%	$16,748	27.79%
Full documentation amortizing	10,611	8.36	11,357	18.85
Reduced documentation interest-only	65,008	51.22	21,896	36.33
Reduced documentation amortizing	15,292	12.05	10,260	17.03
Total one-to-four family	$126,917	100.00%	$60,261	100.00%

Multi-family and commercial real estate:
Full documentation amortizing	$26,670	79.33%	$5,067	100.00%
Full documentation interest-only	6,950	20.67	-	-
Total multi-family and commercial real estate	$33,620	100.00%	$5,067	100.00%

At September 30, 2008, the geographic composition of our non-performing one-to-four family mortgage loans was relatively consistent with the geographic composition of our one-to-four family mortgage loan portfolio and, as of September 30, 2008, did not indicate a significant negative trend in any one particular geographic location (other than Florida where only 3% of our one-to-four family mortgage loans are situated) as detailed in the following table.

	At September 30, 2008
	Total One-to-Four Family Loans	Percent of Total One-to-Four Family Loans	Total Non-Performing One-to-Four Family Loans	Percent of Total Non-Performing One-to-Four Family Loans	Non-Performing Loans as Percent of State/DC Totals

(Dollars in Millions)
State/DC:
New York Metro (1)	$5,212.5	42%	$38.2	30%	0.73%
California	1,408.4	11	17.4	14	1.24
Illinois	1,302.4	11	14.4	11	1.11
Virginia	962.9	8	13.2	10	1.37
Maryland	889.3	7	14.9	12	1.68
Massachusetts	841.7	7	5.0	4	0.59
Florida	321.7	3	13.0	10	4.04
Washington	269.7	2	-	-	-
Georgia	164.8	1	1.1	1	0.67
Washington D.C.	133.6	1	2.0	2	1.50
Pennsylvania	130.9	1	2.0	2	1.53
All other states (2)	721.4	6	5.7	4	0.79
Total	$12,359.3	100%	$126.9	100%	1.03%

(1)	Includes New York, New Jersey and Connecticut
(2)	Includes 29 states

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

If all non-accrual loans at September 30, 2008 and 2007 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $8.2 million for the nine months ended September 30, 2008 and $3.8 million for the nine months ended September 30, 2007. This compares to actual payments recorded as interest income, with respect to such loans, of $2.7 million for the nine months ended September 30, 2008 and $1.8 million for the nine months ended September 30, 2007. The foregone interest data for the period ended September 30, 2007 has not been revised for the current year change in presentation of non-accrual loans and, therefore, reflects foregone interest based on non-accrual loans totaling $79.2 million at September 30, 2007, as previously reported.

In addition to non-performing loans, we had $65.5 million of potential problem loans at September 30, 2008, compared to $39.1 million at December 31, 2007. Such loans include loans which are 60-89 days delinquent as shown in the following table and certain other internally classified loans.

Delinquent Loans

The following tables show a comparison of delinquent loans at September 30, 2008 and December 31, 2007. Delinquent loans are reported based on the number of days the loan payments are past due.

	At September 30, 2008
	30-59 Days		60-89 Days		90 Days or More
	Number		Number		Number
	of		of		of
(Dollars in Thousands)	Loans	Amount	Loans	Amount	Loans	Amount
Mortgage loans:
One-to-four family	336	$105,257	108	$39,731	369	$126,917
Multi-family	68	59,359	10	11,172	27	32,050
Commercial real estate	8	3,403	1	379	3	1,570
Construction	1	1,096	2	2,371	2	2,465
Consumer and other loans	87	1,866	37	1,089	33	1,767
Total delinquent loans	500	$170,981	158	$54,742	434	$164,769

Delinquent loans to total loans		1.02%		0.33%		0.99%

	At December 31, 2007
	30-59 Days		60-89 Days		90 Days or More
	Number		Number		Number
	of		of		of
(Dollars in Thousands)	Loans	Amount	Loans	Amount	Loans	Amount
Mortgage loans:
One-to-four family	327	$111,757	96	$29,275	204	$60,261
Multi-family	34	25,701	9	9,133	11	5,067
Commercial real estate	5	1,992	-	-	-	-
Construction	2	2,839	-	-	2	1,272
Consumer and other loans	96	2,136	30	673	41	1,476
Total delinquent loans	464	$144,425	135	$39,081	258	$68,076

Delinquent loans to total loans		0.89%		0.24%		0.42%

Allowance for Loan Losses

The following table sets forth the change in our allowance for losses on loans for the nine months ended September 30, 2008.

(In Thousands)
Balance at December 31, 2007	$78,946
Provision charged to operations	24,000
Charge-offs:
One-to-four family	(10,535)
Multi-family	(4,329)
Construction	(1,484)
Consumer and other loans	(868)
Total charge-offs	(17,216)
Recoveries:
One-to-four family	307
Construction	113
Consumer and other loans	168
Total recoveries	588
Net charge-offs	(16,628)
Balance at September 30, 2008	$86,318

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2008 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. The Gap Table includes $2.38 billion of callable borrowings classified according to their maturity dates, primarily in the more than five years category, which are callable within one year and at various times thereafter. The classification of callable borrowings according to their maturity dates is based on our experience with, and expectations of, these types of instruments and the current interest rate environment.

As indicated in the Gap Table, our one-year cumulative gap at September 30, 2008 was negative 22.43% compared to negative 24.01% at December 31, 2007.

	At September 30, 2008
		More than	More than
		One Year	Three Years
	One Year	to	to	More than
(Dollars in Thousands)	or Less	Three Years	Five Years	Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$3,871,239	$4,979,934	$6,510,573	$755,964	$16,117,710
Consumer and other loans (1)	306,064	4,111	3,138	18,584	331,897
Repurchase agreements	56,000	-	-	-	56,000
Securities available-for-sale	215,059	299,066	249,969	687,264	1,451,358
Securities held-to-maturity	450,442	727,867	567,707	1,019,624	2,765,640
FHLB-NY stock	-	-	-	226,835	226,835
Total interest-earning assets	4,898,804	6,010,978	7,331,387	2,708,271	20,949,440
Net unamortized purchase premiums and deferred costs (2)	28,550	33,647	44,911	2,463	109,571
Net interest-earning assets (3)	4,927,354	6,044,625	7,376,298	2,710,734	21,059,011
Interest-bearing liabilities:
Savings	235,034	391,590	391,590	824,567	1,842,781
Money market	134,278	82,734	82,734	3,014	302,760
NOW and demand deposit	112,651	225,314	225,314	876,951	1,440,230
Liquid CDs	1,075,485	-	-	-	1,075,485
Certificates of deposit	5,994,961	2,066,432	386,534	-	8,447,927
Borrowings, net	2,347,500	2,299,237	1,124,621	1,728,866	7,500,224
Total interest-bearing liabilities	9,899,909	5,065,307	2,210,793	3,433,398	20,609,407
Interest sensitivity gap	(4,972,555)	979,318	5,165,505	(722,664)	$449,604
Cumulative interest sensitivity gap	$(4,972,555)	$(3,993,237)	$1,172,268	$449,604

Cumulative interest sensitivity gap as a percentage of total assets	(22.43)%	(18.01)%	5.29%	2.03%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	49.77%	73.32%	106.83%	102.18%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.
(2)	Net unamortized purchase premiums and deferred costs are prorated.
(3)	Includes securities available-for-sale at amortized cost.

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning October 1, 2008 would decrease by approximately 9.12% from the base projection. At December 31, 2007, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2008 would have decreased by approximately 9.85% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indexes are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning October 1, 2008 would increase by approximately 3.04% from the base projection. At December 31, 2007, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2008 would have increased by approximately 3.33% from the base projection.

Various shortcomings are inherent in both the Gap Table and NII sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time. Accordingly, although our NII sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis. These include income from bank owned life insurance and changes in the fair value of MSR. With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning October 1, 2008 would increase by approximately $3.7 million. Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning October 1, 2008 would decrease by approximately $3.5 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and NII sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2007 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

George L. Engelke, Jr., our Chairman and Chief Executive Officer, and Frank E. Fusco, our Executive Vice President, Treasurer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2008. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Goodwill Litigation

We have been a party to two actions against the United States involving assisted acquisitions made in the early 1980’s and supervisory goodwill accounting utilized in connection therewith.

In one of the actions, entitled The Long Island Savings Bank, FSB et al vs. The United States, the Court of Federal Claims rendered a decision on September 15, 2005 awarding us $435.8 million in damages from the U.S. Government. No portion of the $435.8 million award was recognized in our consolidated financial statements. On February 1, 2007, the Court of Appeals reversed such award. On April 2, 2007, we filed a petition for rehearing or rehearing en banc. Acting en banc, the Court of Appeals returned the case to the original panel of judges for revision. The panel, on September 13, 2007, withdrew and vacated its earlier opinion and issued a new decision. This decision also reversed the award of $435.8 million in damages awarded to us by the Court of Federal Claims. We again filed with the Court of Appeals a petition for rehearing or rehearing en banc. On December 28, 2007, the Court of Appeals denied our petition. In March 2008, we filed a petition for a Writ of Certiorari with the Supreme Court of the United States. On October 6, 2008, the petition was denied, ending such litigation.

The other action is entitled Astoria Federal Savings and Loan Association vs. United States. The trial in this action took place during 2007 before the Court of Federal Claims. The Court of Federal Claims, by decision filed on January 8, 2008, awarded to us $16.0 million in damages from the U.S. Government. No portion of the $16.0 million award was recognized in our consolidated financial statements. The U.S. Government has appealed such decision to the Court of Appeals, which appeal is pending.

The ultimate outcome of the remaining action pending against the United States and the timing of such outcome is uncertain and there can be no assurance that we will benefit financially from such litigation. Legal expense related to both of these actions has been recognized as it has been incurred.

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

Astoria Federal previously moved to dismiss the amended complaint, which motion was granted in part and denied in part, dismissing claims based on violations of RESPA and FDCA. The District Court further determined that class certification would be considered prior to considering summary judgment. The District Court, on September 19, 2006, granted the plaintiff’s motion for class certification. Astoria Federal has denied the claims set forth in the complaint. Both we and the plaintiffs subsequently filed motions for summary judgment with the District Court. The District Court, on September 12, 2007, granted our motion for summary judgment on the basis that all named plaintiffs’ Truth in Lending claims are time barred. All other aspects of plaintiffs’ and defendant’s motions for summary judgment were dismissed without prejudice. The District Court found the named plaintiffs to be inadequate class representatives and provided plaintiffs’ counsel an opportunity to submit a motion for the substitution or intervention of new named plaintiffs. Plaintiffs’ counsel filed a motion with the District Court for partial reconsideration of its decision. The District Court, by order dated January 25, 2008, granted plaintiffs’ motion for partial reconsideration and again determined that all named plaintiffs’ Truth-in Lending claims are time barred. Plaintiffs’ counsel subsequently submitted a motion to intervene or substitute plaintiff proposing a single substitute plaintiff. On April 18, 2008, we filed with the District Court our opposition to such motion. The Court on September 29, 2008 granted Plaintiffs’ motion allowing a new single named plaintiff to be substituted. The Court also established a schedule for Plaintiff to amend the complaint, for Defendants to respond and for consideration of summary judgment on the merits. We currently do not believe this action will likely have a material adverse impact on our financial condition or results of operations. However, no assurance can be given at this time that this litigation will be resolved amicably, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

ITEM 1A. Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2007 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors,” in our March 31, 2008 and June 30, 2008 Quarterly Reports on Form 10-Q. There are no other material changes in risk factors relevant to our operations since June 30, 2008, except as discussed below.

Our results of operations are affected by economic conditions in the New York metropolitan area and nationally.

Our retail banking and a significant portion of our lending business (approximately 42% of our one-to-four family and 93% of our multi-family and commercial real estate mortgage loan portfolios at September 30, 2008) are concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut. As a result of this geographic concentration, our results of operations largely depend upon economic conditions in this area, although they also depend on economic conditions in other areas.

We are operating in a challenging and uncertain economic environment, both nationally and locally. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, decreases in real estate values could adversely affect the value of property used as collateral for our loans. At September 30, 2008, the average loan-to-value ratio of our mortgage loan portfolio was less than 65% based on current principal balances and original appraised values. However, no assurance can be given that the original appraised values are reflective of current market conditions as we have experienced significant declines in real estate values in all markets in which we lend.

We have seen increases in loan delinquencies and charge-offs in 2008, but at levels that are far less than many other institutions. Our non-performing loans, which are comprised primarily of mortgage loans, increased $96.7 million to $164.8 million, or 0.99% of total loans, at September 30, 2008, from $68.1 million, or 0.42% of total loans, at December 31, 2007. However, a further deterioration in national and local economic conditions, particularly in the New York metropolitan area, could have a material adverse impact on the quality of our loan portfolio, which could result in an increase in delinquencies, causing a decrease in our interest income as well as an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses. Such deterioration could also adversely impact the demand for our products and services, and, accordingly, our results of operations.

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

In response to the financial crises affecting the banking system and financial markets, the EESA was signed into law. Pursuant to the EESA, the Treasury has the authority to, among other things, purchase up to $700 billion of troubled assets (including mortgages, mortgage-backed securities and certain other financial instruments) from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Subsequently, the Treasury, the FRB and the FDIC issued a joint statement announcing additional steps aimed at stabilizing the financial markets. First, the Treasury announced the CPP, a $250 billion voluntary capital purchase program available to qualifying financial institutions that sell preferred shares to the Treasury. Second, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the TLGP, which is intended to strengthen confidence and encourage liquidity in the banking system by permitting the FDIC to (1) guarantee certain newly-issued senior unsecured debt issued by participating institutions and (2) fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions. Third, to further increase access to funding for businesses in all sectors of the economy, the FRB announced further details of its CPFF, which provides a broad backstop for the commercial paper market.

There can be no assurance, however, as to the actual impact that the foregoing or any other governmental program will have on the financial markets. The failure of any such program or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions and the national and regional economy is expected to materially and adversely affect our business, financial condition, results of operations, access to credit and the trading price of our common stock.

If we participate in the CPP, our ability to declare or pay dividends on any of our shares will be limited. Specifically, we will not be able to declare dividends payments on common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the senior preferred shares issued to the Treasury. Further, we will not be permitted to increase dividends on our common stock without the Treasury’s approval until the third anniversary of the investment unless the senior preferred stock issued to the Treasury has been redeemed or transferred. In addition, our ability to repurchase our shares will be restricted. The Treasury’s consent generally will be required for us to make any stock repurchase until the third anniversary of the investment by the Treasury unless the senior preferred stock issued to the Treasury has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if we are in arrears on the dividends on the senior preferred shares issued to the Treasury.

If we choose to participate in the program, we must also adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under this program. These standards would generally apply to our CEO, CFO and the three next most highly compensated officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation would likely increase the overall cost of our compensation programs. In conjunction with any purchase of senior preferred shares, the Treasury would receive warrants to purchase our common stock with an aggregate market price equal to 15% of the senior preferred investment. The warrants would be immediately exercisable and have a term of 10 years. Therefore, we could potentially be subject to the executive compensation and corporate governance restrictions for a 10 year time period if we participate in the CPP. We are currently evaluating whether or not we will participate in the CPP.

The FDIC recently adopted a restoration plan and issued a notice of proposed rulemaking and request for comment that would initially raise the assessment rate schedule, uniformly across all four risk categories into which the FDIC assigns insured institutions, by seven basis points (annualized) of insured deposits beginning on January 1, 2009. Under the proposed plan, beginning with the second quarter of 2009, the initial base assessment rates will range from 10 to 45 basis points depending on an institution’s risk category, with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits. Under the proposal the FDIC may continue to adopt actual rates that are higher without further notice-and-comment rulemaking subject to certain limitations. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could continue to raise insurance assessment rates in the future. The increased deposit insurance premiums proposed by the FDIC are expected to result in a significant increase in our non-interest expense, which will have a material impact on our results of operations beginning in 2009.

We expect to face increased regulation and supervision of our industry as a result of the existing financial crisis, and there will be additional requirements and conditions imposed on us to the extent that we participate in any of the programs established or to be established by the Treasury under the EESA or by the federal bank regulatory agencies. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock by month during the three months ended September 30, 2008.

			Total Number	Maximum
	Total		of Shares	Number of Shares
	Number of	Average	Purchased as Part	that May Yet Be
	Shares	Price Paid	of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Plans	Plans
July 1, 2008 through
July 31, 2008	110,000	$20.62	110,000	8,162,300
August 1, 2008 through
August 31, 2008	55,000	$22.27	55,000	8,107,300
September 1, 2008 through
September 30, 2008	-	-	-	8,107,300
Total	165,000	$21.17	165,000

All of the shares repurchased during the three months ended September 30, 2008 were repurchased under our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, which authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock outstanding, in open-market or privately negotiated transactions.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

See Index of Exhibits on page 59.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

Dated:	November 7, 2008	By:	/s/ Frank E. Fusco
Frank E. Fusco
Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Accounting Officer)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Index of Exhibits

Exhibit No.	Identification of Exhibit

10.1
Letter dated August 29, 2008 from Astoria Financial Corporation to Astoria Federal Savings and Loan Association Employee Stock Ownership Plan Trust regarding Amended and Restated Loan Agreement entered into as of January 1, 2000.

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