Form 10-K
period 2008-12-31
ASTORIA FINANCIAL CORP
filed 2009-02-27
CIK 910322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2008, based on the closing price for a share of the registrant's Common Stock on that date as reported by the New York Stock Exchange, was $1.85 billion.

The number of shares of the registrant's Common Stock outstanding as of February 17, 2009 was 97,067,064 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be utilized in connection with the Annual Meeting of Stockholders to be held on May 20, 2009 and any adjournment thereof, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2008, are incorporated by reference into Part  III.

ASTORIA FINANCIAL CORPORATION
2008 ANNUAL REPORT ON FORM 10-K
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

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans, most of which are secured by one-to-four family properties and, to a lesser extent, multi-family properties and commercial real estate.  The remainder of the loan portfolio consists of a variety of construction loans and consumer and other loans. At December 31, 2008, our net loan portfolio totaled $16.59 billion, or 75.5% of total assets.

We originate mortgage loans either directly through our banking and loan production offices in New York or indirectly through brokers and our third party loan origination program.  Mortgage loan originations and purchases totaled $4.31 billion for the year ended December 31, 2008 and $4.23 billion for the year ended December 31, 2007.  Mortgage loan originations include originations of loans held-for-sale totaling $134.8 million for the year ended December 31, 2008 and $203.7 million for the year ended December 31, 2007.  Our retail loan origination program accounted for $1.16 billion of originations during 2008 and $1.01 billion of originations during 2007.  We also have an extensive broker network covering eighteen states and the District of Columbia.  Our broker loan origination program consists of relationships with mortgage brokers and accounted for $2.67 billion of originations during 2008 and $2.81 billion of originations during 2007. Our third party loan origination program includes relationships with other financial institutions and mortgage bankers covering nineteen states and the District of Columbia and accounted for purchases of $479.1 million during 2008 and $407.3 million during 2007.  Mortgage loans purchased through our third party loan origination program are subject to the same underwriting standards as our retail and broker originations.  Our various loan origination programs provide efficient and diverse delivery channels for deployment of our cash flows. Additionally, our broker and third party loan origination programs provide geographic diversification, reducing our exposure to concentrations of credit risk.  At December 31, 2008, $6.01 billion, or 37.0%, of our total mortgage loan portfolio was secured by properties located in New York and $10.25 billion, or 63.0%, of our total mortgage loan portfolio was secured by properties located in 40 other states and the District of Columbia.  Excluding New York, we have a concentration of greater than 5.0% of our total mortgage loan portfolio in seven states:  8.9% in Connecticut, 8.7% in New Jersey, 8.4% in California, 8.2% in Illinois, 5.8% in Virginia, 5.5% in Maryland and 5.2% in Massachusetts.  See the “Loan Portfolio Composition” table on page 10 and the “Loan Maturity, Repricing and Activity” tables on pages 10 and 11.

We outsource the servicing of our mortgage loan portfolio, including our portfolio of mortgage loans serviced for other investors, to an unrelated third party under a sub-servicing agreement.

One-to-Four Family Mortgage Lending

Our primary lending emphasis is on the origination and purchase of first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner.  To a much lesser degree, we have made loans secured by non-owner occupied one-to-four family properties acquired as an investment by the borrower, although we discontinued originating such loans in January 2008.  We also originate a limited number of second mortgage loans.  At December 31, 2008, $12.35 billion, or 74.4%, of our total loan portfolio consisted of one-to-four family mortgage loans, of which $11.85 billion, or 96.0%, were interest-only hybrid and amortizing hybrid adjustable rate mortgage, or ARM, loans and $499.3 million, or 4.0%, were fixed rate loans.

We offer interest-only hybrid ARM loans with terms of up to forty years, which have an initial fixed rate for five or seven years and convert into one year interest-only ARM loans at the end of the initial fixed rate period.  Prior to January 2008, we also offered interest-only hybrid ARM loans with an initial fixed rate period of three years.  Our interest-only hybrid ARM loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  Our portfolio of one-to-four family interest-only hybrid ARM loans totaled $7.41 billion, or 60.1% of our total one-to-four family mortgage loan portfolio, at December 31, 2008.  We also offer amortizing hybrid ARM loans which initially have a fixed rate for three, five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period.  The three, five and seven year amortizing hybrid ARM loans have terms of up to forty years and the ten year amortizing hybrid ARM loans have terms of up to thirty years.  Our amortizing hybrid ARM loans require the borrower to make principal and interest payments during the entire loan term.  Our portfolio of one-to-four family amortizing hybrid ARM loans totaled $4.44 billion, or 35.9% of our total one-to-four family mortgage loan portfolio, at December 31, 2008.  We do not originate one year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.

Within our one-to-four family mortgage loan portfolio we have reduced documentation loan products.  Reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans.  To a lesser extent, our portfolio of reduced documentation loans also includes SISA (stated income, stated asset) and Super Streamline loans.  Reduced documentation loans include both hybrid ARM loans (interest-only and amortizing) and fixed rate loans.  SIFA and SISA loans require a prospective borrower to complete a standard mortgage loan application while the Super Streamline product requires the completion of an abbreviated application and is, in effect, considered a “no documentation” loan.  We discontinued originating SISA and Super Streamline loans in the 2007 second quarter and we discontinued originating SIFA loans in the 2007 fourth quarter.  As a result, effective January 2008, we no longer offer reduced documentation loans.  Our portfolio of one-to-four family reduced documentation loans totaled $2.46 billion, or 19.9% of our total one-to-four family mortgage loan portfolio, at December 31, 2008 and included $359.2 million of SISA loans and $36.9 million of Super Streamline loans.

Generally, ARM loans pose credit risks somewhat greater than the risks posed by fixed rate loans primarily because, as interest rates rise, the underlying payments of the borrower increase when the loan is beyond its initial fixed rate period, particularly if the interest rate during the initial fixed rate period was at a discounted rate, increasing the potential for default.  Interest-only hybrid ARM loans have an additional potential risk element when the loan payments adjust after the tenth anniversary of the loan to include principal payments, resulting in a further increase in the underlying payments.  Since our interest-only hybrid ARM loans have a relatively long period to the principal payment adjustment, we believe there is minimal additional credit risk compared to an amortizing loan due to the longer period for the borrower’s income to adjust to anticipated higher future payments.  Additionally, in recent years we began underwriting our interest-only hybrid ARM loans at the higher of the initial note rate or the fully indexed rate and previously did not offer loans with rates at deep discounts to the fully indexed rate.  Accordingly, we believe there is minimal additional credit risk compared to loans offered at their fully indexed rates.

Our reduced documentation loans have additional elements of risk since not all of the information provided by the borrower is verified and in the case of the Super Streamline product, the information provided by the borrower is limited.  SIFA loans required the verification of a potential borrower’s asset information on the loan application, but not the income information provided.  However, each of these products required the receipt of an appraisal of the real estate used as collateral for the mortgage loan and a credit report on the prospective borrower.  The loans were priced according to our internal risk assessment of the loan giving consideration to the loan-to-value ratio, the potential borrower’s credit scores and various other credit criteria.

We continue to manage the greater risk posed by our hybrid ARM loans (amortizing and interest-only) through the application of sound underwriting practices and risk management systems.  As a community bank, our lending risk management systems are comprised of the analyses we use to monitor our loan portfolio.  Our risk management systems and underwriting policies include a variety of factors and analyses.  These include, but are not limited to, the determination of the markets in which we lend; the products we offer and the pricing of those products; the evaluation of potential borrowers and the characteristics of the property supporting the loan; the monitoring and analyses of the performance of our portfolio, in the aggregate and by segment, at various points in time and trends over time; and our collection efforts and marketing of delinquent and non-performing loans and foreclosed properties.  We monitor our market areas and the performance and pricing of our various loan product offerings to determine the prudence of continuing to offer such loans and to determine what changes, if any, should be made to our product offerings and related underwriting.

The objective of our one-to-four family mortgage loan underwriting is to determine whether timely repayment of the debt can be expected and whether the property that secures the loan provides sufficient value to recover our investment in the event of a loan default.  We review each loan individually utilizing such documents as the loan application, credit report, verification forms, tax returns and any other documents relevant and necessary to qualify the potential borrower for the loan.  We analyze the credit and income profiles of potential borrowers and evaluate all aspects of the potential borrower’s credit history including credit scores. We do not base our underwriting decisions solely on credit scores.  We consider the potential borrower’s income, history of debt management and net worth.  We perform income and debt ratio analyses as part of the credit underwriting process.  Additionally, we obtain independent appraisals to establish collateral values to determine loan-to-value ratios.  We use the same underwriting standards for our retail, broker and third party mortgage loan originations.

Our current policy on owner-occupied, one-to-four family loans is to lend up to 75% of the appraised value of the property securing the loan, except in the case of loans originated under our affordable housing program, which is consistent with our program for compliance with the Community Reinvestment Act, or CRA, and in the case of loans originated for sale.  See “Regulation and Supervision – Community Reinvestment” for further discussion of the CRA.  Prior to the fourth quarter of 2007, our policy generally was to lend up to 80% of the appraised value of the property securing the loan and, for mortgage loans which had a loan-to-value ratio of greater than 80%, we required the mortgagor to obtain private mortgage insurance.  In addition, we offered a variety of proprietary products which allowed the borrower to obtain financing of up to 90% loan-to-value without private mortgage insurance, through a combination of a first mortgage loan with an 80% loan-to-value and a home equity line of credit for the additional 10%.  During the fourth quarter of 2007, we revised our policy on originations of owner-occupied, one-to-four family loans to discontinue lending amounts in excess of 80% of the appraised value of the property securing the loan and during the 2008 third quarter we revised our policy to discontinue lending amounts in excess of 75% of the appraised value of the property, with certain exceptions noted above.  We periodically review our loan product offerings and related underwriting and make changes as necessary in response to market conditions.

All interest-only and amortizing hybrid ARM loans we offer have annual and lifetime interest rate ceilings and floors.  Such loans may be offered with an initial interest rate which is less than the fully indexed rate for the loan at the time of origination, referred to as a discounted rate.  We determine the initial interest rate in accordance with market and competitive factors giving consideration to the spread over our funding sources in conjunction with our overall interest rate risk, or IRR, management strategies.  Prior to 2006, we would underwrite our interest-only hybrid ARM loans using the initial note rate, which may have been a discounted rate.  In 2006, to recognize the credit risks associated with such loans, we began underwriting our interest-only hybrid ARM loans based on a fully amortizing loan (in effect underwriting interest-only hybrid ARM loans as if they were amortizing hybrid ARM loans).  In 2007, we began underwriting our interest-only hybrid ARM loans at the higher of the fully indexed rate or the initial note rate.  In 2009, we began underwriting our interest-only and amortizing hybrid ARM loans at the higher of the fully indexed rate, the initial note rate or 6.00%.  We monitor credit risk on interest-only hybrid ARM loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner as we monitor credit risk on all interest-only hybrid ARM loans.  Our portfolio of one-to-four family interest only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaled $4.41 billion, or 59.5% of our total one-to-four family interest-only hybrid ARM loan portfolio, at December 31, 2008.

One-to-four family loan originations and purchases totaled $3.80 billion in 2008 and $3.82 billion in 2007.  One-to-four family loan originations include originations of loans held-for-sale totaling $134.8 million in 2008 and $203.7 million in 2007.  Generally, we originate fifteen year and thirty year fixed rate one-to-four family mortgage loans for sale to various GSEs or other investors with servicing either retained or released.  The sale of such loans is generally arranged through a master commitment either on a mandatory delivery or best efforts basis.  Loans serviced for others totaled $1.23 billion at December 31, 2008.

Multi-Family and Commercial Real Estate Lending

While we are primarily a one-to-four family mortgage lender, we also originate multi-family and commercial real estate loans.  At December 31, 2008, $2.91 billion, or 17.6%, of our total loan portfolio consisted of multi-family mortgage loans and $941.1 million, or 5.7%, of our total loan portfolio consisted of commercial real estate loans.  The multi-family and commercial real estate loans in our portfolio consist of both fixed rate and adjustable rate loans which were originated at prevailing market rates.  Multi-family and commercial real estate loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years.  We also originate interest-only multi-family and commercial real estate loans to qualified borrowers.  Such loans are underwritten on the basis of a fully amortizing loan.  Multi-family and commercial real estate interest-only loans differ from one-to-four family interest-only loans in that the interest-only period for multi-family and commercial real estate loans generally ranges from one to five years and such loans typically provide for balloon payments at maturity.  Our portfolio of multi-family and commercial real estate interest-only loans totaled $706.7 million, or 18.3% of our total multi-family and commercial real estate loan portfolio, at December 31, 2008 and was comprised primarily of multi-family loans.

In making multi-family and commercial real estate loans, we primarily consider the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and our lending experience with the borrower.  Our current policy is to require a minimum debt service coverage ratio of 1.20 times for multi-family and commercial real estate loans.  Additionally, on multi-family and commercial real estate loans, our current policy is to finance up to 75% of the lesser of the purchase price or appraised value of the property securing the loan on purchases or 75% of the appraised value on refinances.

Our policy generally has been to originate multi-family and commercial real estate loans in the New York metropolitan area, which includes New York, New Jersey and Connecticut, although we have, in the past, originated loans in various other states including Florida and Pennsylvania.  We discontinued originating loans outside of the New York metropolitan area in 2007.  During 2008, we originated $514.2 million of multi-family, commercial real estate and mixed use loans compared to $410.4 million in 2007.  Mixed use loans are secured by properties which are intended for both residential and business use and are classified as multi-family or commercial real estate based on the greater number of residential versus commercial units.  The increase in originations in 2008 is the result of favorable pricing opportunities on multi-family mortgage loan originations during the second half of 2008 as a result of the widening spreads between one-to-four family and multi-family loan pricing.  However, we do not believe the current real estate market and economic environment support aggressively pursuing multi-family and commercial real estate loans given the additional risks associated with this type of lending.  As of December 31, 2008, we are only offering to originate multi-family and commercial real estate loans to select customers in New York and New Jersey.

The majority of the multi-family loans in our portfolio are secured by six- to fifty-unit apartment buildings and mixed use properties (more residential than business units).  As of December 31, 2008, our single largest multi-family credit had an outstanding balance of $16.3 million and was current and secured by a 276-unit apartment complex in Staten Island, New York.  At December 31, 2008, the average balance of loans in our multi-family portfolio was approximately $960,000.

Commercial real estate loans are typically secured by retail stores, office buildings and mixed use properties (more business than residential units).  As of December 31, 2008, our single largest commercial real estate credit had an outstanding principal balance of $7.4 million and was current and  secured by a one-story retail building with 10 retail units in Ozone Park, New York.  At December 31, 2008, the average balance of loans in our commercial real estate portfolio was approximately $1.1 million.

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

Construction Loans

At December 31, 2008, $56.8 million, or 0.3%, of our total loan portfolio consisted of construction loans.  We offer construction loans for all types of residential properties and certain commercial real estate properties.  Generally, construction loan terms run between one and two years and are interest-only, adjustable rate loans indexed to the prime rate.  We generally offer construction loans up to a maximum of $10.0 million.  As of December 31, 2008, our average construction loan commitment was approximately $4.0 million and the average outstanding balance of loans in our construction loan portfolio was approximately $2.8 million.

Construction lending involves additional credit risk to the lender compared with other types of mortgage lending.  This additional credit risk is attributable to the fact that loan funds are advanced upon the security of the project under construction, predicated on the present value of the property and the anticipated future value of the property upon completion of construction or development.  Construction loans are funded, at the request of the borrower, not more than once per month, based on the work completed, and are generally monitored by a professional construction engineer and our commercial real estate lending department throughout the life of the project.  We are not originating construction loans in the current real estate market.

Consumer and Other Loans

At December 31, 2008, $335.4 million, or 2.0%, of our total loan portfolio consisted of consumer and other loans which were primarily home equity lines of credit.  Home equity lines of credit are adjustable rate loans which are indexed to the prime rate and generally reset monthly.  Such lines of credit are underwritten based on our evaluation of the borrower’s ability to repay the debt.

In the current economic environment, we are not aggressively pursuing the origination of home equity lines of credit.  We currently only originate such lines on one-to-four family owner-occupied properties located in New York State and only to borrowers where we hold the first lien mortgage on the property.  In addition, home equity lines of credit are currently limited to aggregate outstanding indebtedness secured by up to 60% of the appraised value of the property.  Prior to the 2007 fourth quarter, these lines of credit were generally limited to aggregate outstanding indebtedness secured by up to 90% of the appraised value of the property.  During the fourth quarter of 2007, we revised our policy on originations of home equity lines of credit to limit aggregate outstanding indebtedness to 75% of the appraised value of the property and only for loans where we hold the first lien mortgage on the property.  During the 2008 third quarter, we revised our policy to limit aggregate outstanding indebtedness to 60% of the appraised value of the property and only for properties located in New York State.

We also offer overdraft protection, lines of credit, commercial loans and passbook loans.  Consumer and other loans, with the exception of home equity and commercial lines of credit, are offered primarily on a fixed rate, short-term basis.  The underwriting standards we employ for consumer and other loans include a determination of the borrower’s payment history on other debts and an assessment of the borrower's ability to make payments on the proposed loan and other indebtedness.  In addition to the creditworthiness of the borrower, the underwriting process also includes a review of the value of the collateral, if any, in relation to the proposed loan amount.  Our consumer and other loans tend to have higher interest rates, shorter maturities and are considered to entail a greater risk of default than one-to-four family mortgage loans.

Included in consumer and other loans were $13.3 million of commercial business loans at December 31, 2008.  These loans are underwritten based upon the cash flow and earnings of the borrower and the value of the collateral securing such loans, if any.

Loan Approval Procedures and Authority

Except for individual loans in excess of $15.0 million or when the overall lending relationship exceeds $100.0 million (unless the Board of Directors has set a higher limit with respect to a particular borrower), mortgage loan approval authority has been delegated by the Board of Directors to our underwriters and Loan Committee, which consists of certain members of executive management and other Astoria Federal officers.  For loans between $10.0 million and $15.0 million, the approval of three executive officers and two non-officer directors is required.

For mortgage loans secured by one-to-four family properties, upon receipt of a completed application from a prospective borrower, we generally order a credit report, verify income and other information and, if necessary, obtain additional financial or credit related information.  Prior to January 2008, we offered reduced documentation loans which had varied verification and documentation requirements.  For mortgage loans secured by multi-family properties and commercial real estate, we obtain financial information concerning the operation of the property.  Personal guarantees are generally not obtained with respect to multi-family and commercial real estate loans.  An appraisal of the real estate used as collateral for mortgage loans is also obtained as part of the underwriting process.  All appraisals are performed by licensed or certified appraisers, the majority of which are licensed independent third party appraisers.  We have an internal appraisal review process to monitor third party appraisals.  The Board of Directors annually reviews and approves our appraisal policy.

Loan Portfolio Composition

The following table sets forth the composition of our net loans receivable portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans (gross):
One-to-four family	$12,349,617	74.42%	$11,628,270	72.51%	$10,214,146	68.67%	$9,757,920	68.24%	$9,054,747	68.68%
Multi-family	2,911,733	17.55	2,945,546	18.36	2,987,531	20.09	2,826,807	19.77	2,558,935	19.41
Commercial real estate	941,057	5.67	1,031,812	6.43	1,100,218	7.40	1,075,914	7.52	944,859	7.17
Construction	56,829	0.34	77,723	0.48	140,182	0.94	137,012	0.96	117,766	0.89

Total mortgage loans	16,259,236	97.98	15,683,351	97.78	14,442,077	97.10	13,797,653	96.49	12,676,307	96.15

Consumer and other loans (gross):
Home equity	307,831	1.85	320,884	1.99	392,141	2.64	460,064	3.22	466,087	3.53
Commercial	13,331	0.08	20,494	0.13	22,262	0.15	24,644	0.17	21,819	0.17
Other	14,216	0.09	15,443	0.10	16,387	0.11	17,796	0.12	19,382	0.15

Total consumer and other loans	335,378	2.02	356,821	2.22	430,790	2.90	502,504	3.51	507,288	3.85

Total loans (gross)	16,594,614	100.00%	16,040,172	100.00%	14,872,867	100.00%	14,300,157	100.00%	13,183,595	100.00%

Net unamortized premiums and deferred loan costs	117,830		114,842		98,824		92,136		79,684

Total loans	16,712,444		16,155,014		14,971,691		14,392,293		13,263,279

Allowance for loan losses	(119,029)		(78,946)		(79,942)		(81,159)		(82,758)

Total loans, net	$16,593,415		$16,076,068		$14,891,749		$14,311,134		$13,180,521

Loan Maturity, Repricing and Activity

The following table shows the contractual maturities of our loans receivable at December 31, 2008 and does not reflect the effect of prepayments or scheduled principal amortization.

	At December 31, 2008
(In Thousands)	One-to- Four Family	Multi- Family	Commercial Real Estate	Construction	Consumer and Other	Total Loans Receivable
Amount due:
Within one year	$7,253	$4,935	$2,341	$51,271	$13,762	$79,562

After one year:
Over one to three years	20,668	22,777	15,824	-	10,076	69,345
Over three to five years	81,260	166,715	93,785	5,558	5,789	353,107
Over five to ten years	190,257	1,992,722	617,305	-	2,685	2,802,969
Over ten to twenty years	499,980	606,810	190,407	-	2,164	1,299,361
Over twenty years	11,550,199	117,774	21,395	-	300,902	11,990,270
Total due after one year	12,342,364	2,906,798	938,716	5,558	321,616	16,515,052

Total amount due	$12,349,617	$2,911,733	$941,057	$56,829	$335,378	$16,594,614

Net unamortized premiums and deferred loan costs						117,830
Allowance for loan losses						(119,029)
Loans receivable, net						$16,593,415

The following table sets forth at December 31, 2008, the dollar amount of our loans receivable contractually maturing after December 31, 2009, and whether such loans have fixed interest rates or adjustable interest rates.  Our interest-only and amortizing hybrid ARM loans are classified as adjustable rate loans.

	Maturing After December 31, 2009
(In Thousands)	Fixed	Adjustable	Total
Mortgage loans:
One-to-four family	$496,488	$11,845,876	$12,342,364
Multi-family	371,333	2,535,465	2,906,798
Commercial real estate	96,548	842,168	938,716
Construction	-	5,558	5,558
Consumer and other loans	8,171	313,445	321,616
Total	$972,540	$15,542,512	$16,515,052

The following table sets forth our loan originations, purchases, sales and principal repayments for the periods indicated, including loans held-for-sale.
	For the Year Ended December 31,
(In Thousands)	2008	2007	2006
Mortgage loans (gross) (1):
At beginning of year	$15,688,675	$14,457,975	$13,820,428
Originations:
One-to-four family	3,319,575	3,412,315	2,346,056
Multi-family	458,175	363,648	524,645
Commercial real estate	55,984	46,777	139,723
Construction	-	1,993	36,975
Total originations	3,833,734	3,824,733	3,047,399
Purchases (2)	479,051	407,316	385,567
Principal repayments	(3,534,061)	(2,786,822)	(2,579,143)
Sales	(150,166)	(224,428)	(248,767)
Advances on construction loans in excess of originations	14,640	23,558	34,611
Transfer of loans to real estate owned	(39,877)	(10,749)	(897)
Net loans charged off	(27,863)	(2,908)	(1,223)
At end of year	$16,264,133	$15,688,675	$14,457,975

Consumer and other loans (gross) (3):
At beginning of year	$357,814	$431,466	$503,511
Originations and advances	138,901	153,715	216,373
Principal repayments	(157,752)	(225,536)	(286,670)
Sales	(2,153)	(1,243)	(1,754)
Net loans (charged off) recovered	(1,054)	(588)	6
At end of year	$335,756	$357,814	$431,466

(1)	Includes loans classified as held-for-sale totaling $4.9 million, $5.3 million and $15.9 million at December 31, 2008, 2007 and 2006, respectively.
(2)	Purchases of mortgage loans represent third party loan originations and are secured by one-to-four family properties.
(3)	Includes loans classified as held-for-sale totaling $378,000, $993,000 and $676,000 at December 31, 2008, 2007 and 2006, respectively.

Asset Quality

General

One of our key operating objectives has been and continues to be to maintain a high level of asset quality.  Our concentration on one-to-four family mortgage lending and the maintenance of sound credit standards for new loan originations have resulted in our maintaining a low level of non-performing assets relative to the size of our loan portfolio.  Through a variety of strategies, including, but not limited to, aggressive collection efforts and marketing of delinquent and non-performing loans and foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped maintain the strength of our financial condition.

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

Non-performing Assets

Effective January 1, 2008, we revised our presentation of non-performing mortgage loans to report mortgage loans which have missed only two payments as 60-89 days delinquent instead of as non-accrual, which had been our previous practice.  All of the non-performing loan, non-performing asset and related asset quality ratio data presented for prior years has been revised to conform to the current year presentation.  For further discussion of this change in presentation, see “Asset Quality’ in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

Non-performing assets include non-accrual loans, mortgage loans delinquent 90 days or more and still accruing interest and real estate owned, or REO.  Total non-performing assets increased $186.9 million to $264.1 million at December 31, 2008, from $77.2 million at December 31, 2007.  Non-performing loans, the most significant component of non-performing assets, increased $170.5 million to $238.6 million at December 31, 2008, from $68.1 million at December 31, 2007.  The increases in non-performing assets and non-performing loans were primarily due to increases in non-performing one-to-four family and multi-family mortgage loans.  In addition, REO increased during 2008, contributing to the increase in non-performing assets.  During 2008, the continued deterioration of the housing and real estate markets, as well as the overall weakness in the economy, contributed to an increase in our non-performing loans and net loan charge-offs.  As a geographically diversified residential lender, we have been affected by negative consequences arising from the ongoing economic recession and, in particular, the sharp downturn in the housing industry nationally, as well as economic and housing industry weaknesses in the New York metropolitan area specifically.  We are particularly vulnerable to the impact of a severe job loss recession.  We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  Despite the increase in non-performing loans at December 31, 2008, our non-performing loans continue to remain at low levels in relation to the size of our loan portfolio.  The ratio of non-performing loans to total loans increased to 1.43% at December 31, 2008, from 0.42% at December 31, 2007.  Our ratio of non-performing assets to total assets increased to 1.20% at December 31, 2008, from 0.36% at December 31, 2007.  The allowance for loan losses as a percentage of total non-performing loans decreased to 49.88% at December 31, 2008, from 115.97% at December 31, 2007.  For further discussion of our non-performing assets and non-performing loans and the allowance for loan losses, see Item 7, “MD&A.”

During the year ended December 31, 2008, we sold $15.5 million of delinquent and non-performing mortgage loans, primarily one-to-four family and multi-family loans.  The sale of these loans did not have a material impact on our non-performing loans, non-performing assets and related ratios at December 31, 2008.

We may from time to time agree to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.  Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months.  At December 31, 2008, loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $6.9 million.

We discontinue accruing interest on loans when such loans become 90 days delinquent as to their payment due date (missed three payments).  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.  Prior to January 1, 2008, we discontinued accruing interest on mortgage loans when such loans became 90 days delinquent as to their interest due, even though in many instances the borrower had only missed two payments, and we discontinued accruing interest on consumer and other loans when such loans became 90 days delinquent as to their payment due date.  In some circumstances, we continue to accrue interest on mortgage loans delinquent 90 days or more as to their maturity date, but not their interest due.  Such loans totaled $33,000 at December 31, 2008 and $474,000 at December 31, 2007.  In general, 90 days prior to a loan's maturity, the borrower is reminded of the maturity date.  Where the borrower has continued to make monthly payments to us and where we do not have a reason to believe that any loss will be incurred on the loan, we have treated these loans as current and have continued to accrue interest.

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried in other assets, net of allowances for losses, at the lower of cost or fair value less estimated selling costs.  Write-downs required at the time of acquisition are charged to the allowance for loan losses.  Thereafter, we maintain an allowance for losses representing decreases in value which are charged to income along with any additional expenses incurred on the property.  Fair value is estimated through current appraisals in conjunction with a drive-by inspection and comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair value is periodically adjusted to reflect current market conditions.  The net carrying value of our REO totaled $25.5 million, net of an allowance for losses of $2.0 million, at December 31, 2008 and $9.1 million, net of an allowance for losses of $493,000, at December 31, 2007.

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

If a loan is adversely classified, an updated estimate of collateral value is obtained through an appraisal, where practical.  In instances where we have not taken possession of the property or do not otherwise have access to the premises and therefore cannot obtain a complete appraisal, an estimated value of the property is obtained based primarily on a drive-by inspection and a comparison of the property securing the loan with similar properties in the area, by either a licensed appraiser or real estate broker for one-to-four family properties.  For multi-family and commercial real estate properties, we estimate the collateral value based on an internal cash flow analysis when current financial information is available, coupled with, in most cases, an inspection of the property.  In circumstances for which we have determined that repayment of the loan will be based solely on the collateral and the unpaid balance of the loan is greater than the estimated fair value of such collateral, a specific valuation allowance is established for the difference between the carrying value and the fair value less estimated selling costs.

Impaired Loans

A loan is generally deemed impaired when it is probable we will be unable to collect both principal and interest due according to the contractual terms of the loan agreement.  Loans we individually classify as impaired include multi-family mortgage loans, commercial real estate loans and construction loans with balances of over $1.0 million which have been classified by our Asset Review Department as either substandard-3 (our lowest substandard category) or doubtful, certain loans modified in a troubled debt restructuring and mortgage loans where a portion of the outstanding principal has been charged-off.  A valuation allowance is established when the current estimated fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan.  Our impaired loans at December 31, 2008, net of their related allowance for loan losses of $7.5 million, totaled $53.1 million.  Interest income recognized on impaired loans amounted to $1.1 million for the year ended December 31, 2008.  For further detail on our impaired loans, see Note 1 and Note 4 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Allowance for Loan Losses

For a discussion of our accounting policy related to the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” in Item 7, “MD&A.”

In addition to the requirements of U.S. generally accepted accounting principles, or GAAP, related to loss contingencies, a federally chartered savings association’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision, or OTS.  The OTS, in conjunction with the other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate valuation allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances.  It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the federal regulatory agencies.  While we believe that the allowance for loan losses has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ substantially from the conditions used in making our estimates at December 31, 2008.  In addition, there can be no assurance that the OTS or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not request that we alter our allowance for loan losses, thereby affecting our financial condition and earnings.

Investment Activities

General

Our investment policy is designed to complement our lending activities, generate a favorable return without incurring undue interest rate and credit risk, enable us to manage the interest rate sensitivity of our overall assets and liabilities and provide and maintain liquidity, primarily through cash flow.  In establishing our investment strategies, we consider our business and growth plans, the economic environment, our interest rate sensitivity position, the types of securities held and other factors.  At December 31, 2008, our securities portfolio totaled $4.04 billion, or 18.4% of total assets.

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

Securities

Our securities portfolio is comprised primarily of mortgage-backed securities.  At December 31, 2008, our mortgage-backed securities totaled $4.03 billion, or 99.8% of total securities, of which $3.99 billion, or 98.8% of total securities, were REMIC and CMO securities, substantially all of which had fixed rates.  Of the REMIC and CMO securities portfolio, $3.77 billion, or 94.5%, are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae as issuer.  The balance of this portfolio is comprised of privately issued securities, substantially all of which have a credit rating of AAA.  In addition to our REMIC and CMO securities, at December 31, 2008, we had $42.2 million, or 1.0% of total securities, in mortgage-backed pass-through certificates guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae.  These securities provide liquidity, collateral for borrowings and minimal credit risk while providing appropriate returns and are an attractive alternative to other investments due to the wide variety of maturity and repayment options available.

Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk.  However, mortgage-backed securities are more liquid than individual mortgage loans and more easily used to collateralize our borrowings.  In general, our mortgage-backed securities are weighted at no more than 20% for OTS risk-based capital purposes, compared to the 50% risk weighting assigned to most non-securitized one-to-four family mortgage loans.  While our mortgage-backed securities carry a reduced credit risk compared to our whole loans, they, along with whole loans, remain subject to the risk of a fluctuating interest rate environment.  Changes in interest rates affect both the prepayment rate and estimated fair value of mortgage-backed securities and mortgage loans.

In addition to mortgage-backed securities, at December 31, 2008, we had $6.8 million of other securities, consisting of obligations of states and political subdivisions and Freddie Mac preferred stock, some of which, by their terms, may be called by the issuer, typically after the passage of a fixed period of time.  At December 31, 2008, the amortized cost of callable securities totaled $5.3 million.  Securities called during the year ended December 31, 2008 totaled $500,000.

At December 31, 2008, our securities available-for-sale totaled $1.39 billion and our securities held-to-maturity totaled $2.65 billion.  For further discussion of our securities portfolio, see the tables on pages 16, 17 and 18, Item 7, “MD&A,” and Note 1 and Note 3 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

As a member of the Federal Home Loan Bank, or FHLB, of New York, or FHLB-NY, Astoria Federal is required to maintain a specified investment in the capital stock of the FHLB-NY. See “Regulation and Supervision - Federal Home Loan Bank System.”

Repurchase Agreements

We invest in various money market instruments, including repurchase agreements (securities purchased under agreements to resell) and overnight and term federal funds, although at December 31, 2008 and 2007 we had no investments in federal funds sold.  Money market instruments are used to invest our available funds resulting from cash flow and to help satisfy liquidity needs.  For further discussion of our repurchase agreements, see Note 1 and Note 2 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

	At December 31,
	2008		2007		2006
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Securities available-for-sale:
Mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$1,319,176	94.88%	$1,138,139	86.67%	$1,315,254	84.29%
Non-GSE issuance	29,440	2.12	38,381	2.92	47,905	3.07
GSE pass-through certificates	40,666	2.92	53,202	4.05	65,956	4.23
Freddie Mac preferred stock	1,132	0.08	82,996	6.32	109,900	7.04
Other securities	26	-	588	0.04	21,310	1.37
Total securities available-for-sale	$1,390,440	100.00%	$1,313,306	100.00%	$1,560,325	100.00%
Securities held-to-maturity:
Mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$2,451,155	92.61%	$2,822,089	92.30%	$3,474,662	91.94%
Non-GSE issuance	188,473	7.12	227,278	7.43	283,017	7.49
GSE pass-through certificates	1,558	0.06	2,108	0.07	3,484	0.09
Obligations of states and political subdivisions and corporate debt securities	5,676	0.21	6,069	0.20	18,193	0.48
Total securities held-to-maturity	$2,646,862	100.00%	$3,057,544	100.00%	$3,779,356	100.00%

The table below sets forth certain information regarding the amortized costs, estimated fair values, weighted average yields and contractual maturities of our repurchase agreements, FHLB-NY stock, securities available-for-sale and securities held-to-maturity at December 31, 2008 and does not reflect the effect of prepayments or scheduled principal amortization on our REMICs, CMOs and pass-through certificates.

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Estimated	Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
(Dollars in Thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

Repurchase agreements	$24,060	0.05%	$-	-%	$-	-%	$-	-%	$24,060	$24,060	0.05%

FHLB-NY stock (1)(2)	$-	-%	$-	-%	$-	-%	$211,900	1.09%	$211,900	$211,900	1.09%

Securities available-for-sale:
REMICs and CMOs:
GSE issuance	$-	-%	$-	-%	$99,111	4.28%	$1,224,893	4.26%	$1,324,004	$1,319,176	4.26%
Non-GSE issuance	-	-	-	-	31,753	3.42	2,042	3.53	33,795	29,440	3.43
GSE pass-through certificates	-	-	197	7.51	10,390	6.78	29,796	5.20	40,383	40,666	5.62
Freddie Mac preferred stock (1)(3)	-	-	-	-	-	-	5,300	-	5,300	1,132	-
Other securities (1)(3)	-	-	25	4.70	-	-	15	-	40	26	2.94
Total securities available-for-sale	$-	-%	$222	7.19%	$141,254	4.27%	$1,262,046	4.26%	$1,403,522	$1,390,440	4.26%

Securities held-to-maturity:
REMICs and CMOs:
GSE issuance	$-	-%	$-	-%	$186,247	4.62%	$2,264,908	4.48%	$2,451,155	$2,465,074	4.49%
Non-GSE issuance	-	-	-	-	28,816	4.57	159,657	4.40	188,473	171,586	4.43
GSE pass-through certificates	13	9.53	783	6.13	676	8.70	86	9.53	1,558	1,619	7.46
Obligations of states and political subdivisions	-	-	-	-	5,676	6.50	-	-	5,676	5,676	6.50
Total securities held-to-maturity	$13	9.53%	$783	6.13%	$221,415	4.67%	$2,424,651	4.48%	$2,646,862	$2,643,955	4.50%
(1)	Equity securities have no stated maturities and are therefore classified in the over ten years category.
(2)	The carrying amount of FHLB-NY stock equals cost. The weighted average yield represents the 2008 fourth quarter annualized dividend rate declared by the FHLB-NY in January 2009.
(3)
The weighted average yield of Freddie Mac preferred stock and Fannie Mae common stock, included in other securities, reflects the Federal Housing Finance Agency decision to suspend dividend payments indefinitely.

The following table sets forth the aggregate amortized cost and estimated fair value of our securities, substantially all of which are mortgage-backed securities, where the aggregate amortized cost of securities from a single issuer exceeds ten percent of our stockholders’ equity at December 31, 2008.

(In Thousands)	Amortized Cost	Estimated Fair Value
Freddie Mac	$2,347,304	$2,355,511
Fannie Mae	1,370,755	1,367,153
FHLB-NY stock	211,900	211,900

Sources of Funds

General

Our primary source of funds is the cash flow provided by our investing activities, including principal and interest payments on loans and securities.  Our other sources of funds are provided by operating activities (primarily net income) and financing activities, including deposits and borrowings.

Deposits

We offer a variety of deposit accounts with a range of interest rates and terms.  We presently offer passbook and statement savings accounts, money market accounts, NOW and demand deposit accounts, Liquid certificates of deposit, or Liquid CDs, and certificates of deposit, which include all time deposits other than Liquid CDs.  Liquid CDs have maturities of three months, require the maintenance of a minimum balance and allow depositors the ability to make periodic deposits to and withdrawals from their account.  We consider Liquid CDs as part of our core deposits, along with savings accounts, money market accounts and NOW and demand deposit accounts, due to their depositor flexibility.  At December 31, 2008, our deposits totaled $13.48 billion.  Of the total deposit balance, $1.61 billion, or 12.0%, represent Individual Retirement Accounts.  We held no brokered deposits at December 31, 2008.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition.  Our deposits are primarily obtained from areas surrounding our banking offices.  We rely primarily on our sales and marketing efforts, including print advertising, competitive rates, quality service, our PEAK Process, new products and long-standing customer relationships to attract and retain these deposits.  When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds.  During 2008, we continued to experience intense competition for deposits.  However, we continue to maintain a strong level of core deposits, which has contributed to our low cost of funds.  Core deposits represented 33.9% of total deposits at December 31, 2008.

For further discussion of our deposits, see the following tables, Item 7, “MD&A,” and Note 7 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

The following table presents our deposit activity for the years indicated.

	For the Year Ended December 31,
(Dollars in Thousands)	2008	2007	2006
Opening balance	$13,049,438	$13,224,024	$12,810,455
Net deposits (withdrawals)	36,589	(630,625)	28,799
Interest credited	393,897	456,039	384,770
Ending balance	$13,479,924	$13,049,438	$13,224,024
Net increase (decrease)	$430,486	$(174,586)	$413,569
Percentage increase (decrease)	3.30%	(1.32)%	3.23%

The following table sets forth the maturity periods of our certificates of deposit and Liquid CDs in amounts of $100,000 or more at December 31, 2008.

(In Thousands)	Amount
Within three months	$1,112,304
Three to six months	671,509
Six to twelve months	1,087,744
Over twelve months	614,620
Total	$3,486,177

The following table sets forth the distribution of our average deposit balances for the periods indicated and the weighted average nominal interest rates for each category of deposit presented.

	For the Year Ended December 31,
	2008			2007			2006
(Dollars in Thousands)	Average Balance	Percent of Total	Weighted Average Nominal Rate	Average Balance	Percent of Total	Weighted Average Nominal Rate	Average Balance	Percent of Total	Weighted Average Nominal Rate
Savings	$1,863,622	14.26%	0.40%	$2,014,253	15.22%	0.40%	$2,325,346	17.90%	0.40%
Money market	311,910	2.39	1.02	379,634	2.87	0.99	536,549	4.13	0.98
NOW	874,862	6.70	0.15	863,679	6.53	0.11	885,456	6.81	0.10
Non-interest bearing NOW and demand deposit	595,540	4.56	-	601,784	4.55	-	614,675	4.73	-
Liquid CDs	1,225,153	9.38	2.96	1,549,774	11.71	4.62	1,092,533	8.41	4.52
Total	4,871,087	37.29	0.99	5,409,124	40.88	1.56	5,454,559	41.98	1.19
Certificates of deposit (1):
Within one year	2,674,913	20.47	3.69	2,064,884	15.60	4.72	1,624,868	12.50	4.28
One to three years	2,601,828	19.92	4.57	2,621,207	19.81	4.70	2,633,517	20.26	3.83
Three to five years	1,393,834	10.67	4.40	1,905,804	14.40	4.23	2,466,044	18.98	4.22
Over five years	17,262	0.13	4.25	14,306	0.11	4.19	22,043	0.17	4.18
Jumbo	1,504,277	11.52	3.87	1,217,566	9.20	4.90	793,368	6.11	4.63
Total	8,192,114	62.71	4.12	7,823,767	59.12	4.62	7,539,840	58.02	4.14
Total deposits	$13,063,201	100.00%	2.96%	$13,232,891	100.00%	3.37%	$12,994,399	100.00%	2.90%

 (1)   Terms indicated are original, not term remaining to maturity.

The following table presents, by rate categories, the remaining periods to maturity of our certificates of deposit and Liquid CDs outstanding at December 31, 2008 and the balances of our certificates of deposit and Liquid CDs outstanding at December 31, 2008, 2007 and 2006.

	Period to maturity from December 31, 2008				At December 31,
(In Thousands)	Within one year	One to two years	Two to three years	Over three years	2008	2007	2006
Certificates of deposit and Liquid CDs:
2.99% or less	$1,689,042	$53,030	$10,585	$1,478	$1,754,135	$115,428	$145,721
3.00% to 3.99%	3,677,433	560,443	217,564	62,652	4,518,092	829,228	1,612,583
4.00% to 4.99%	1,475,795	746,389	249,132	285,033	2,756,349	4,432,887	4,301,542
5.00% and over	410,850	257,223	121,915	72,519	862,507	3,968,001	3,102,119
Total	$7,253,120	$1,617,085	$599,196	$421,682	$9,891,083	$9,345,544	$9,161,965

Borrowings

Borrowings are used as a complement to deposit generation as a funding source for asset growth and are an integral part of our IRR management strategy.  We enter into reverse repurchase agreements (securities sold under agreements to repurchase) with nationally recognized primary securities dealers and the FHLB-NY.  Reverse repurchase agreements are accounted for as borrowings and are secured by the securities sold under the agreements.  We also obtain advances from the FHLB-NY which are generally secured by a blanket lien against, among other things, our one-to-four family mortgage loan portfolio and our investment in FHLB-NY stock.  The maximum amount that the FHLB-NY will advance, for purposes other than for meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY.  See “Regulation and Supervision - Federal Home Loan Bank System.”  Occasionally, we will obtain funds through the issuance of unsecured debt obligations.  These obligations are classified as other borrowings in our consolidated statement of financial condition.  At December 31, 2008, borrowings totaled $6.97 billion.

At December 31, 2008, we had a 12-month commitment for overnight and one month lines of credit with the FHLB-NY totaling $300.0 million, of which $158.0 million was outstanding under the overnight line of credit and is included in total FHLB-NY advances.  The lines of credit expire on July 31, 2009 and are renewable annually.  Both lines of credit are priced at the federal funds rate plus a spread and reprice daily.

Included in our borrowings are various obligations which, by their terms, may be called by the securities dealers and the FHLB-NY.  At December 31, 2008, we had $3.23 billion of borrowings which are callable within one year and at various times thereafter, of which $300.0 million are due in 2010, $125.0 million are due in 2011, $850.0 million are due in 2012 and $1.95 billion have contractual remaining maturities of over five years.

For further information regarding our borrowings, including our borrowings outstanding, average borrowings, maximum borrowings and weighted average interest rates at and for each of the years ended December 31, 2008, 2007 and 2006, see Item 7, “MD&A” and Note 8 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

Astoria Federal’s deposit gathering sources are primarily concentrated in the communities surrounding Astoria Federal’s banking offices in Queens, Kings (Brooklyn), Nassau, Suffolk and Westchester counties of New York.  Astoria Federal ranked fourth in deposit market share, with an 8.0% market share, in the Long Island market, which includes the counties of Queens, Kings (Brooklyn), Nassau and Suffolk, based on the annual Federal Deposit Insurance Corporation, or FDIC, “Summary of Deposits - Market Share Report” dated June 30, 2008.

Astoria Federal originates mortgage loans through its banking and loan production offices in New York, through an extensive broker network covering eighteen states and the District of Columbia and through a third party loan origination program covering nineteen states and the District of Columbia.  Our various loan origination programs provide efficient and diverse delivery channels for deployment of our cash flows.  Additionally, our broker and third party loan origination programs provide geographic diversification, reducing our exposure to concentrations of credit risk.  During 2007 and 2008, we reduced the number of states in which we originate and purchase one-to-four family loans due to the advanced economic declines in those markets.

The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger and have greater financial resources than we have.  Additionally, over the past several years, various large out-of-state financial institutions have entered the New York metropolitan area market.  All are our competitors to varying degrees.  Our competition for loans, both locally and nationally, comes principally from mortgage banking companies, commercial banks, savings banks and savings and loan associations.  However, turmoil in the marketplace has resulted in a number of mortgage companies exiting the market which has led to fewer participants, and thus, less competition in mortgage originations, stricter underwriting standards and wider pricing spreads.  We have experienced continued intense competition for deposits during 2008.  Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions.  We also face competition for deposits from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies.

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

At December 31, 2008, the following were wholly-owned subsidiaries of Astoria Federal and are reported on a consolidated basis.

AF Agency, Inc. was formed in 1990 and makes various annuity products available to the customers of Astoria Federal through an unaffiliated third party vendor.  Astoria Federal is reimbursed for expenses and administrative services it provides to AF Agency, Inc.  Fees generated by AF Agency, Inc. totaled $11.3 million for the year ended December 31, 2008.

Astoria Federal Savings and Loan Association Revocable Grantor Trust was formed in November 2000 in connection with the establishment of a BOLI program by Astoria Federal.  Premiums paid to purchase BOLI in 2000 and 2002 totaled $350.0 million.  The carrying amount of our investment in BOLI was $401.3 million, or 1.8% of total assets, at December 31, 2008.  See Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of BOLI.

Astoria Federal Mortgage Corp. is an operating subsidiary through which Astoria Federal engages in lending activities outside the State of New York.

Fidata Service Corp., or Fidata, was incorporated in the State of New York in November 1982. Fidata qualifies as a Connecticut passive investment company, or PIC, and for alternative tax treatment under Article 9A of the New York State Tax Law.  Fidata maintains offices in Norwalk, Connecticut and invests in loans secured by real property which qualify as intangible investments permitted to be held by a Connecticut PIC.  Fidata mortgage loans totaled $6.89 billion at December 31, 2008.

Marcus I Inc. was incorporated in the State of New York in April 2006 and was formed to serve as assignee of certain loans in default and REO properties.  Marcus I Inc. assets totaled $8.3 million at December 31, 2008.

Suffco Service Corporation, or Suffco, serves as document custodian for the loans of Astoria Federal and Fidata and certain loans being serviced for Fannie Mae and other investors.

Astoria Federal has eight additional subsidiaries, one of which is a single purpose entity that has an interest in a real estate investment which is not material to our financial condition, and six of which are inactive and have no assets.  The eighth such subsidiary serves as a holding company for one of the other seven.

Personnel

As of December 31, 2008, we had 1,464 full-time employees and 221 part-time employees, or 1,575 full time equivalents.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

Recent Government Actions

The Emergency Economic Stabilization Act of 2008, or EESA, was signed into law on October 3, 2008 and  authorizes the U.S. Department of the Treasury, or Treasury, to establish the Troubled Asset Relief Program, or TARP, to purchase certain troubled assets from financial institutions, including banks and thrifts.  Under the TARP, the Treasury may purchase residential and commercial mortgages, and securities, obligations or other instruments based on such mortgages, originated or issued on or before March 14, 2008 that the Secretary of the Treasury determines promotes market stability, as well as any other financial instrument that the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, or FRB, determines the purchase of which is necessary to promote market stability.  In the case of a publicly-traded financial institution that sells troubled assets into the TARP, the Treasury must receive a warrant giving the Treasury the right to receive nonvoting common stock or preferred stock in such financial institution, or voting stock with respect to which the Treasury agrees not to exercise voting power, subject to certain de minimis exceptions.  In addition, all financial institutions that sell troubled assets to the TARP and meet certain conditions will also be subject to certain executive compensation restrictions, which differ depending on how the troubled assets are acquired under the TARP.

Under the TARP, on October 14, 2008, the Treasury announced the Capital Purchase Program, or CPP, to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers.  Under the CPP, qualifying financial institutions are able to sell senior preferred shares to the Treasury, which will qualify as Tier 1 capital for regulatory capital purposes.  The minimum amount of preferred shares that may be issued is equal to 1% of the institution’s risk-weighted assets, and the maximum amount that may be issued is the lesser of $25 billion or 3% of the institution's risk-weighted assets.  The Treasury would also receive warrants to purchase qualifying financial institutions’ common stock with an aggregate market price equal to 15% of the senior preferred investment.  In addition, qualifying financial institutions would also be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under this program.

On November 14, 2008, we filed an application with the OTS for the sale of $375.0 million in preferred stock and related warrants to the Treasury under the CPP.  On December 8, 2008, we received preliminary approval from the Treasury for this sale.  We have elected not to participate in the CPP after fully evaluating the related costs and benefits, as well as the potential impact on the long-term value of our shares, taking into account, among other things, our existing capital levels and business plan, the potential dilution and the likely additional regulatory burden associated with the CPP.

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

On June 29, 2007, the OTS and other federal bank regulatory agencies issued a final Statement on Subprime Mortgage Lending, or the Statement, to address the growing concerns facing the subprime mortgage market, particularly with respect to rapidly rising subprime default rates that may indicate borrowers do not have the ability to repay adjustable rate subprime loans originated by financial institutions.  In particular, the agencies expressed concern in the Statement that current underwriting practices do not take into account that many subprime borrowers are not prepared for “payment shock” and that the current subprime lending practices compound risk for financial institutions.  The Statement describes the prudent safety and soundness and consumer protection standards that financial institutions should follow to ensure borrowers obtain loans that they can afford to repay.  These standards include a fully indexed, fully amortized qualification for borrowers and cautions on risk-layering features, including an expectation that stated income and reduced documentation should be accepted only if there are documented mitigating factors that clearly minimize the need for verification of a borrower’s repayment capacity.  Consumer protection standards include clear and balanced product disclosures to customers and limits on prepayment penalties that allow for a reasonable period of time, typically at least 60 days, for borrowers to refinance prior to the expiration of the initial fixed interest rate period without penalty.  The Statement also reinforces the April 17, 2007 Interagency Statement on Working with Mortgage Borrowers, in which the federal bank regulatory agencies encouraged institutions to work constructively with residential borrowers who are financially unable or reasonably expected to be unable to meet their contractual payment obligations on their home loans.  In addition, the Statement referenced expanded guidance issued by the agencies by press release dated January 31, 2001.  According to the expanded guidance, subprime loans are loans to borrowers which display one or more characteristics of reduced payment capacity.  Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all subprime borrowers and may not match all markets or institutions’ specific subprime definitions, are set forth, including having a credit (FICO) score of 660 or below at the time of origination.  Within our loan portfolio, we have loans to borrowers who had FICO scores of 660 or below at the time of origination.  However, as we are a portfolio lender we review all data contained in borrower credit reports and do not base our underwriting decisions solely on FICO scores.  We believe the aforementioned loans, when made, were amply collateralized and otherwise conformed to our prime lending standards.  These loans are not a material component of our one-to-four family mortgage loan portfolio.

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

Capital Requirements

The OTS capital regulations require federally chartered savings associations to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4% leverage (core) capital ratio and an 8% total risk-based capital ratio.  In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary.  Astoria Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Astoria Federal’s risk profile.  At December 31, 2008, Astoria

Federal exceeded each of its capital requirements with a tangible capital ratio of 6.39%, leverage capital ratio of 6.39% and total risk-based capital ratio of 12.02%.

The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account IRR concentration of risk and the risks of non-traditional activities.  The OTS regulations do not include a specific IRR component of the risk-based capital requirement.  However, the OTS monitors the IRR of individual institutions through a variety of means, including an analysis of the change in net portfolio value, or NPV.  NPV is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities and, therefore, hypothetically represents the value of an institution’s net worth.  The OTS has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions.  In addition, OTS Thrift Bulletin 13a provides guidance on the management of IRR and the responsibility of boards of directors in that area.  The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding NPV analysis.  The OTS has not imposed any such requirements on Astoria Federal.

Prompt Corrective Regulatory Action

FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions.  Under this system, the banking regulators are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” the severity of which depends upon the institution’s degree of capitalization.  Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or  “critically undercapitalized,” and the plan must be guaranteed by any parent holding company.  In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion.  Under the OTS regulations, generally, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level.  As of December 31, 2008, Astoria Federal was considered “well capitalized” by the OTS, with a total risk-based capital ratio of 12.02%, Tier 1 risk-based capital ratio of 11.07% and leverage ratio of 6.39%.

Insurance of Deposit Accounts

The FDIC merged the Savings Association Insurance Fund and the Bank Insurance Fund to create the DIF on March 31, 2006.  Astoria Federal is a member of the DIF and pays its deposit insurance assessments to the DIF.

Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions.  Under this new assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories, based on the institution’s most recent supervisory ratings and capital ratios.  Base assessment rates range from two to four basis points for Risk Category I institutions and are seven basis points for Risk Category II institutions, twenty-five basis points for Risk Category III institutions and forty basis points for Risk Category IV institutions.  For institutions within Risk Category I, assessment rates generally depend upon a combination of CAMELS (capital adequacy, asset quality, management, earnings, liquidity, sensitivity to market risk) component ratings and financial ratios, or for large institutions with long-term debt issuer ratings, such as Astoria Federal, assessment rates depend on a combination of long-term debt issuer ratings and CAMELS component ratings.  The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than three basis points from one quarter to the next, that adjustments cannot result in rates more than three basis points above or below the base rates and that rates cannot be negative.  Effective January 1, 2007, the FDIC set the assessment rates at three basis points above the base rates.  Therefore, assessment rates ranged from five to forty-three basis points of deposits.  As of September 30, 2008, Astoria Federal had an assessment rate of 5.16 basis points.  From 1997 through 2006, under the previous risk-based assessment system, Astoria Federal had an assessment rate of 0 basis points.

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation.  The Financing Corporation payments will continue until the bonds mature in 2017 through 2019.  Our expense for these payments totaled $1.5 million in 2008 and $1.6 million in 2007.  The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF.  The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the designated reserve ratio of 1.25%.

The FDIC also approved a One-Time Assessment Credit to institutions that were in existence on December 31, 1996 and paid deposit insurance assessments prior to that date, or are a successor to such an institution.  Astoria Federal received a $14.0 million One-Time Assessment Credit which was used to offset 100% of the 2007 deposit insurance assessment and 90% of the 2008 deposit insurance assessment, excluding the Financing Corporation payments.  Our remaining credit will offset a portion of our 2009 deposit insurance assessment.  Our expense for FDIC deposit insurance premiums, excluding the Financing Corporation  payments, totaled $702,000 in 2008.

As a result of the recent failures of a number of banks and thrifts, there has been a significant increase in the loss provisions of the DIF of the FDIC.  This has resulted in a decline in the DIF reserve ratio.  Because the DIF reserve ratio declined below 1.15% and is expected to remain below 1.15%, the FDIC was required to establish a restoration plan to restore the reserve ratio to 1.15% within five years.  In order to restore the reserve ratio to 1.15%, the FDIC has adopted a final rule increasing assessment rates uniformly by 7 basis points (annualized) for the first quarter of 2009 and proposed other changes effective for the second quarter of 2009.  Under the proposed plan, beginning with the second quarter of 2009, the initial base assessment rates will range from 10 to 45 basis points depending on an institution’s risk category, with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits.  As currently written, the proposal will result in a significant increase in our federal deposit insurance premiums which will have a material impact on our results of operations beginning in 2009.  For further discussion of the FDIC restoration plan and proposal, see Item 1A, “Risk Factors.”

On October 3, 2008, the FDIC announced a temporary increase in deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009, in response to the financial crises affecting the banking system and financial markets.  On November 21, 2008, the FDIC adopted the Temporary Liquidity Guarantee Program, or TLGP, pursuant to its authority to prevent “systemic risk” in the U.S banking system. The TLGP was announced by the FDIC on October 14, 2008 as an initiative to counter the system-wide crisis in the nation’s financial sector.  Under the TLGP the FDIC will (1) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 under the Debt Guarantee Program and (2) fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions, through December 31, 2009 under the Transaction Account Guarantee Program.

Eligible institutions were covered under the TLGP at no cost for the first 30 days.  Institutions that did not want to continue to participate in one or both parts of the TLGP were required to notify the FDIC of their election to opt out on or before December 5, 2008.  Institutions that did not opt out are subject to a fee of up to 100 basis points per annum based on the amount of senior unsecured debt issued under the Debt Guarantee Program. Under the Transaction Account Guarantee Program, a 10 basis point surcharge will be added to the institution’s current insurance assessment, quarterly, for balances in non-interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.  The TLGP was due to expire in June of 2009, however, on February 10, 2009 the FDIC announced its intention to extend the TLGP through October 2009 for an additional premium.  We elected to participate in the TLGP.

On January 16, 2009, in an effort to further strengthen the financial system and U.S economy, the FDIC announced that it will soon propose rule changes to the TLGP to extend the maturity of the guarantee from three to up to 10 years where the debt is supported by collateral and the issuance supports new consumer lending.  Until the details of this extended program are finalized and published, we cannot determine to what extent, if any, we would participate in this program.

Loans to One Borrower

Under the HOLA, savings associations are generally subject to the national bank limits on loans to one borrower.  Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution's unimpaired capital and surplus.  Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral.  Astoria Federal is in compliance with applicable loans to one borrower limitations.  At December 31, 2008, Astoria Federal’s largest aggregate amount of loans to one borrower totaled $100.0 million.  All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Astoria Federal.

Qualified Thrift Lender Test

The HOLA requires savings associations to meet a Qualified Thrift Lender, or QTL, test.  Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months.  As of December 31, 2008, Astoria Federal maintained in excess of 93% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months in the year ended December 31, 2008.  Therefore, Astoria Federal qualified under the QTL test.

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

The OTS regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments.  As the subsidiary of a savings and loan holding company, Astoria Federal must file a notice with the OTS at least 30 days prior to each capital distribution.  However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Astoria Federal must file an application to receive the approval of the OTS for a proposed capital distribution.  During 2008, we were required to file applications with the OTS for proposed capital distributions.

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

Assessments

The OTS charges assessments to recover the costs of examining savings associations and their affiliates.  These assessments are based on three components: the size of the association, on which the basic assessment is based; the association’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1.00 billion in trust assets, serviced for others loans aggregating more than $1.00 billion, or had certain off-balance sheet assets aggregating more than $1.00 billion.  We also pay semi-annual assessments for the holding company.  We paid a total of $3.0 million in assessments for the  year ended December 31, 2008 and $2.9 million for the year ended December 31, 2007.

Branching

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

Community Reinvestment

Under the CRA, as implemented by OTS regulations, a federally chartered savings association has a continuing and affirmative obligation, consistent with its safe and sound operation, to ascertain and meet the credit needs of its entire community, including low and moderate income areas.  The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community.  The CRA requires the OTS, in connection with its examination of a federally chartered savings association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.  The assessment focuses on three tests:  (1) a lending test, to evaluate the institution’s record of making loans, including community development loans, in its designated assessment areas; (2) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and areas and small businesses; and (3) a service test, to evaluate the institution’s delivery of banking services throughout its CRA assessment area, including low and moderate income areas.  The CRA also requires all institutions to make public disclosure of their CRA ratings.  Astoria Federal has been rated as “outstanding” over its last six CRA examinations.   Regulations require that we publicly disclose certain agreements that are in fulfillment of CRA.  We have no such agreements in place at this time.

Transactions with Related Parties

Astoria Federal is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, or FRA, Regulation W issued by the FRB as well as additional limitations as adopted by the Director of the OTS.  OTS regulations regarding transactions with affiliates conform to Regulation W.  These provisions, among other things, prohibit, limit or place restrictions upon a savings institution extending credit to, or entering into certain transactions with, its affiliates (which for Astoria Federal would include us and our non-federally chartered savings association subsidiaries, if any), principal stockholders, directors and executive officers.  In addition, the OTS regulations include additional restrictions on savings associations under Section 11 of HOLA, including provisions prohibiting a savings association from making a loan to an affiliate that is engaged in non-bank holding company activities and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary.  The OTS regulations also include certain specific exemptions from these prohibitions.  The FRB and the OTS require each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W and the OTS regulations regarding transactions with affiliates.

Section 402 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley).  The prohibition, however, does not apply to loans advanced by an insured depository institution, such as Astoria Federal, that is subject to the insider lending restrictions of Section 22(h) of the FRA.

Standards for Safety and Soundness

Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the OTS, together with the other federal bank regulatory agencies, adopted guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, IRR exposure, asset growth, asset quality, earnings, compensation, fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.  In addition, the OTS adopted regulations pursuant to FDICIA to require a savings association that is given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the OTS.  If, after being so notified, a savings association fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing corrective actions and may issue an order directing other actions of the types to which a significantly undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA.  If a savings association fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.  For further discussion, see “Regulation and Supervision - Federally Chartered Savings Association Regulation - Prompt Corrective Regulatory Action.”

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

Privacy Protection

Astoria Federal is subject to OTS regulations implementing the privacy protection provisions of the Gramm-Leach Bliley Act, or Gramm-Leach. These regulations require Astoria Federal to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter.  The regulations also require Astoria Federal to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices.  In addition, to the extent its sharing of such information is not covered by an exception, Astoria Federal is required to provide its customers with the ability to “opt-out” of having Astoria Federal share their nonpublic personal information with unaffiliated third parties.

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

Astoria Federal was in compliance with the FHLB-NY minimum stock investment requirements with an investment in FHLB-NY stock at December 31, 2008 of $211.9 million.  Dividends from the FHLB-NY to Astoria Federal amounted to $13.1 million for the year ended December 31, 2008, $11.6 million for the year ended December 31, 2007 and $7.8 million for the year ended December 31, 2006.  We anticipate a reduction in dividend income on FHLB-NY stock in 2009.  On January 22, 2009, the FHLB-NY declared an initial dividend to be paid to member financial institutions on January 30, 2009 at the rate of 1.09% (annualized), with consideration of a supplement to that dividend after the FHLB-NY completes its other-than-temporary impairment, or OTTI, review of its securities portfolio.

Federal Reserve System

FRB regulations require federally chartered savings associations to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts).  A reserve of 3% is to be maintained against aggregate transaction accounts between $10.3 million and $44.4 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $44.4 million.  The first $10.3 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Astoria Federal is in compliance with the foregoing requirements.  Since required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Astoria Federal's interest-earning assets.  FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Pursuant to the EESA, the FRB announced on October 6, 2008, that the Federal Reserve Banks will begin to pay interest on depository institutions’ required and excess reserve balances.  Paying interest on required reserve balances should essentially eliminate the opportunity cost of holding required reserves, promoting efficiency in the banking sector.  The interest rate paid on required reserve balances is currently the average target federal funds rate over the reserve maintenance period. The rate on excess balances will be set equal to the lowest target federal funds rate in effect during the reserve maintenance period.  The payment of interest on excess reserves will permit the Federal Reserve to expand its balance sheet as necessary to provide the liquidity necessary to support financial stability.

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

Tax Bad Debt Reserves

Effective 1996, federal tax legislation modified the methods by which a thrift computes its bad debt deduction.  As a result, Astoria Federal is required to claim a deduction equal to its actual loan loss experience, and the “reserve method” is no longer available.  Any cumulative reserve additions (i.e., bad debt deductions) in excess of actual loss experience for tax years 1988 through 1995 were recaptured over a six year period.  Generally, reserve balances as of December 31, 1987 will only be subject to recapture upon distribution of such reserves to shareholders.  For further discussion of bad debt reserves, see “Distributions.”

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

Change in Tax Treatment of Fannie Mae and Freddie Mac Preferred Stock

Section 301 of the EESA changes the tax treatment of gains or losses from the sale or exchange of Fannie Mae or Freddie Mac preferred stock by an “applicable financial institution,” such as Astoria Federal, by stating that a gain or loss on Fannie Mae or Freddie Mac preferred stock shall be treated as ordinary gain or loss instead of capital gain or loss, as was previously the case.  This change, which was enacted in the 2008 fourth quarter, provides tax relief to banking organizations that have suffered losses on certain direct and indirect investments in Fannie Mae and Freddie Mac preferred stock.  As a result, we were able to recognize the tax effects of the OTTI charge on our investment in Freddie Mac preferred stock as an ordinary loss in our financial statements for the year ended December 31, 2008.

State and Local Taxation

The following is a general discussion of taxation in New York State and New York City, which are the two principal tax jurisdictions affecting our operations.

New York State Taxation

New York State imposes an annual franchise tax on banking corporations, based on net income allocable to New York State, at a rate of 7.1%.  If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, “alternative” net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed.  We were subject to the alternative minimum tax for New York State for the year ended December 31, 2008.  In addition, New York State imposes a tax surcharge of 17.0% of the New York State Franchise Tax, calculated using an annual franchise tax rate of 9.0% (which represents the 2000 annual franchise tax rate), allocable to business activities carried on in the Metropolitan Commuter Transportation District.  These taxes apply to us, Astoria Federal and certain of Astoria Federal’s subsidiaries.  Certain other subsidiaries are subject to a general business corporation tax in lieu of the tax on banking corporations or are subject to taxes of other jurisdictions.  The rules regarding the determination of net income allocated to New York State and alternative minimum taxes differ for these subsidiaries.

New York State passed legislation that incorporated the former provisions of Internal Revenue Code, or IRC, Section 593 into New York State tax law.  The impact of this legislation enabled Astoria Federal to defer the recapture of the New York State tax bad debt reserves that would have otherwise occurred as a result of the federal amendment to IRC Section 593.  The legislation also enabled Astoria Federal to continue to utilize the reserve method for computing its bad debt deduction.  Astoria Federal must meet certain definitional tests, primarily relating to its assets and the nature of its business to be a qualifying thrift and would then be permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at its taxable income.  Astoria Federal will be a qualifying thrift if, among other requirements, at least 60% of its assets are assets described in Section 1453(h)(1) of the New York State tax law, or the 60% Test.

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

Under the experience method, the amount of a reasonable addition, in general, equals the amount necessary to increase the balance of the bad debt reserve at the close of the taxable year to the greater of (1) the amount that bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bears to the sum of the loans outstanding at the close of those six years, or (2) the balance of the bad debt reserve at the close of the base year (assuming that the loans outstanding have not declined since then).  The “base year” for these purposes is the last taxable year beginning before the NYS Percentage of Taxable Income Method bad debt deduction was taken.  Any deduction for the addition to the reserve for non-qualifying loans reduces the addition to the reserve for qualifying real property loans calculated under the NYS Percentage of Taxable Income Method.  Each year Astoria Federal reviews the most favorable way to calculate the deduction attributable to an addition to the bad debt reserve.  The experience method was used for the year ended December 31, 2008.

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

Fidata qualifies for alternative tax treatment under Article 9A of the New York State tax law as a Connecticut PIC.  Fidata maintains an office in Norwalk, Connecticut and invests in loans secured by real property.  Such loans constitute intangible investments permitted to be held by a Connecticut PIC.

New York City Taxation

Astoria Federal is also subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Franchise Tax.  New York City has enacted legislation regarding the use and treatment of tax bad debt reserves that is substantially similar to the New York State legislation described above.  A significant portion of Astoria Federal’s entire net income is derived from outside of the New York City jurisdiction which has the effect of significantly reducing the New York City taxable income of Astoria Federal.  We were subject to the alternative minimum tax for New York City (which is similar to the New York State alternative minimum tax) for the year ended December 31, 2008.

ITEM 1A.	RISK FACTORS

The following is a summary of risk factors relevant to our operations which should be carefully reviewed.  These risk factors do not necessarily appear in the order of importance.

Changes in interest rates may reduce our net income.

Our earnings depend largely on the relationship between the yield on our interest-earning assets, primarily our mortgage loans and mortgage-backed securities, and the cost of our deposits and borrowings.  This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence market interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities and the level of non-performing assets.  Fluctuations in market interest rates affect customer demand for our products and services.  We are subject to IRR to the degree that our interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than our interest-earning assets.

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

Interest rates do and will continue to fluctuate.  The Federal Open Market Committee, or FOMC, reduced the federal funds rate by 100 basis points during the second half of 2007 and then an additional 400+ basis points during 2008 bringing the target rate to 0.00% to 0.25%.  We cannot predict future FOMC or FRB actions or other factors that will cause rates to change.  No assurance can be given that further changes in interest rates or further increases in mortgage loan prepayments will not have a negative impact on our net interest income, net interest rate spread or net interest margin.

Changes in the fair value of our securities may reduce our stockholders’ equity and net income.

At December 31, 2008, $1.39 billion of our securities were classified as available-for-sale.  The estimated fair value of our available-for-sale securities portfolio may increase or decrease depending on changes in interest rates.  In general, as interest rates rise, the estimated fair value of our fixed rate securities portfolio will decrease.  Our securities portfolio is comprised primarily of fixed rate securities.  We increase or decrease stockholders’ equity by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax benefit, under the category of accumulated other comprehensive income/loss.  Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share.  This decrease will occur even though the securities are not sold.  In the case of debt securities, if these securities are never sold, the decrease will be recovered over the life of the securities.  In the case of equity securities, such as our Freddie Mac preferred stock, which have no stated maturity, the declines in fair value may or may not be recovered over time.

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

We have, in the past, recorded OTTI charges.  We continue to monitor the fair value of our securities portfolio as part of our ongoing OTTI evaluation process.  No assurance can be given that we will not need to recognize OTTI charges related to securities in the future.

Declines in the market value of our common stock may have a material effect on the value of our reporting unit which could result in a goodwill impairment charge and adversely affect our results of operations.

At December 31, 2008, the carrying amount of our goodwill totaled $185.2 million.  We performed our annual goodwill impairment test on September 30, 2008 and determined the fair value of our reporting unit to be in excess of its carrying amount.  Accordingly, as of our annual impairment test date, and through December 31, 2008, there was no indication of goodwill impairment.  However, as economic conditions have worsened in our markets, our stock price has declined subsequent to December 31, 2008.  At January 31, 2009, our market capitalization was less than our total stockholders’ equity.  We considered this and other factors in our goodwill impairment analysis as of December 31, 2008.  No assurance can be given that we will not record an impairment loss on goodwill in 2009. However, our tangible capital ratio and Astoria Federal’s regulatory capital ratios would not be affected by this potential non-cash expense since goodwill is not included in these calculations.

Our results of operations are affected by economic conditions in the New York metropolitan area and nationally.

Our retail banking and a significant portion of our lending business (approximately 42% of our one-to-four family and 93% of our multi-family and commercial real estate mortgage loan portfolios at December 31, 2008) are concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut.  As a result of this geographic concentration, our results of operations largely depend upon economic conditions in this area, although they also depend on economic conditions in other areas.

We are operating in a challenging and uncertain economic environment, both nationally and locally.  Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the ongoing economic recession, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  In addition, decreases in real estate values could adversely affect the value of property used as collateral for our loans.  At December 31, 2008, the average loan-to-value ratio of our mortgage loan portfolio was less than 65% based on current principal balances and original appraised values.  However, no assurance can be given that the original appraised values are reflective of current market conditions as we have experienced significant declines in real estate values in all markets in which we lend.

We have experienced increases in loan delinquencies and charge-offs in 2008.  Our non-performing loans, which are comprised primarily of mortgage loans, increased $170.5 million to $238.6 million, or 1.43% of total loans, at December 31, 2008, from $68.1 million, or 0.42% of total loans, at December 31, 2007.  Our net loan charge-offs totaled $28.9 million for the year ended December 31, 2008 compared to $3.5 million for the year ended December 31, 2007.  Our provision for loan losses totaled $69.0 million for the year ended December 31, 2008, compared to $2.5 million for the year ended December 31, 2007.  As a residential lender, we are particularly vulnerable to the impact of a severe job loss recession.  Significant increases in job losses and unemployment will have a negative impact on the financial condition of residential borrowers and their ability to remain current on their mortgage loans.  A continuation or further deterioration in national and local economic conditions, including an accelerating pace of job losses, particularly in the New York metropolitan area, could have a material adverse impact on the quality of our loan portfolio, which could result in further increases in loan delinquencies, causing a decrease in our interest income as well as an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses and related provision and a decrease in net income.  Such deterioration could also adversely impact the demand for our products and services, and, accordingly, our results of operations.

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

While we are primarily a one-to-four family mortgage lender, we also originate multi-family and commercial real estate loans.  At December 31, 2008, $2.91 billion, or 18%, of our total loan portfolio consisted of multi-family loans and $941.1 million, or 6%, of our total loan portfolio consisted of commercial real estate loans.  Multi-family and commercial real estate loans generally involve a greater degree of credit risk than one-to-four family loans because they typically have larger balances and are more affected by adverse conditions in the economy.  Because payments on loans secured by multi-family properties and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation.

We have originated multi-family and commercial real estate loans in areas other than the New York metropolitan area.  At December 31, 2008, loans in states other than New York, New Jersey and Connecticut comprised 7% of the total multi-family and commercial real estate loan portfolio.  We could be subject to additional risks with respect to multi-family and commercial real estate lending in areas other than the New York metropolitan area since we have less experience in these areas with this type of lending and less direct oversight of the local market and the borrowers’ operations.

While we continue to originate multi-family and commercial real estate loans, we do not believe that the current real estate market and economic environment support aggressively pursuing multi-family and commercial real estate loans given the additional risks associated with this type of lending.  As of December 31, 2008, we are only offering to originate multi-family and commercial real estate loans to select customers in New York and New Jersey.  The market for multi-family and commercial real estate loans does and will continue to change.  Changes in market conditions may result in our election to pursue the originations of such loans in the future, including our resumption of originations outside of New York and New Jersey.

Astoria Federal’s ability to pay dividends or lend funds to us is subject to regulatory limitations which, to the extent we need but are not able to access such funds, may prevent us from making future dividend payments or principal and interest payments due on our debt obligations.

We are a unitary savings and loan association holding company regulated by the OTS and almost all of our operating assets are owned by Astoria Federal.  We rely primarily on dividends from Astoria Federal to pay cash dividends to our stockholders, to engage in share repurchase programs and to pay principal and interest on our debt obligations.  The OTS regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments.  As the subsidiary of a savings and loan association holding company, Astoria Federal must file a notice with the OTS at least 30 days prior to each capital distribution.  However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Astoria Federal must file an application to receive the approval of the OTS for a proposed capital distribution.  During 2008, we were required to file applications with the OTS for proposed capital distributions and we anticipate that in 2009 we will continue to be required to file such applications for proposed capital distributions.

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

On October 3, 2008, President Bush signed the EESA into law in response to the financial crises affecting the banking system and financial markets. Pursuant to the EESA, the Treasury has the authority to, among other things, purchase up to $700 billion of troubled assets (including mortgages, mortgage-backed securities and certain other financial instruments) from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  On October 14, 2008, the Treasury, the FRB and the FDIC issued a joint statement announcing additional steps aimed at stabilizing the financial markets.  First, the Treasury announced the CPP, a $250 billion voluntary capital purchase program available to qualifying financial institutions that sell preferred shares to the Treasury (to be funded from the $700 billion authorized for troubled asset purchases.)  Second, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the TLGP, which is intended to strengthen confidence and encourage liquidity in the banking system by permitting the FDIC to (1) guarantee certain newly issued senior unsecured debt issued by participating institutions under the Debt Guarantee Program and (2) fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount, under the Transaction Account Guarantee Program.  Third, to further increase access to funding for businesses in all sectors of the economy, the FRB announced further details of its Commercial Paper Funding Facility, or CPFF, which provides a broad backstop for the commercial paper market.  We currently participate in the TLGP, but not the CPP.

There can be no assurance, however, as to the actual impact that the foregoing or any other governmental program will have on the financial markets.  The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.  In addition, current initiatives of President Obama’s Administration, the possible enactment of recently proposed bankruptcy legislation, and the current level of foreclosure activities, may result in increased charge-offs which could materially and adversely affect our financial condition and results of operations.

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

We expect to face increased regulation and supervision of our industry as a result of the existing financial crisis, and there will be additional requirements and conditions imposed on us to the extent that we participate in any of the programs established or to be established by the Treasury or by the federal bank regulatory agencies.  Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate 85 full-service banking offices, of which 50 are owned and 35 are leased.  We own our principal executive office located in Lake Success, New York.  We are obligated under a lease commitment through 2017 for our mortgage operating facility in Mineola, New York.  At December 31, 2008, approximately two-thirds of this facility was sublet.  We also lease office facilities for our wholly-owned subsidiaries Fidata in Norwalk, Connecticut, and Suffco in Farmingdale, New York.  We believe such facilities are suitable and adequate for our operational needs.

We own an office building with a net carrying value of $18.5 million which is classified as held-for-sale as of December 31, 2008.  The office building, which is currently unoccupied, is located in Lake Success, New York and formerly housed our lending operations, which were relocated in March 2008 to the leased facility in Mineola, New York, discussed above.

For further information regarding our lease obligations, see Item 7, “MD&A” and Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

Astoria Federal previously moved to dismiss the amended complaint, which motion was granted in part and denied in part, dismissing claims based on violations of RESPA and FDCA.  The District Court further determined that class certification would be considered prior to considering summary judgment.  The District Court, on September 19, 2006, granted the plaintiff’s motion for class certification.  Astoria Federal has denied the claims set forth in the complaint.  Both we and the plaintiffs subsequently filed motions for summary judgment with the District Court.  The District Court, on September 12, 2007, granted our motion for summary judgment on the basis that all named plaintiffs’ Truth in Lending claims are time barred.  All other aspects of plaintiffs’ and defendants’ motions for summary judgment were dismissed without prejudice.  The District Court found the named plaintiffs to be inadequate class representatives and provided plaintiffs’ counsel an opportunity to submit a motion for the substitution or intervention of new named plaintiffs.  Plaintiffs’ counsel filed a motion with the District Court for partial reconsideration of its decision.  The District Court, by order dated January 25, 2008, granted plaintiffs’ motion for partial reconsideration and again determined that all named plaintiffs’ Truth-in Lending claims are time barred.  Plaintiffs’ counsel subsequently submitted a motion to intervene or substitute plaintiff proposing a single substitute plaintiff.  On April 18, 2008, we filed with the District Court our opposition to such motion.  The District Court on September 29, 2008 granted the plaintiffs’ motion allowing a new single named plaintiff to be substituted.  The District Court also established a schedule for the plaintiffs to amend the complaint, for the defendants to respond and for consideration of summary judgment on the merits.  During the fourth quarter of 2008, the plaintiffs amended their complaint to assert the claim of the new substitute plaintiff, the defendants answered denying such claims and both parties cross-moved for summary judgment and are awaiting the District Court’s decision.  We currently do not believe this action will likely have a material adverse impact on our financial condition or results of operations.  However, no assurance can be given at this time that this litigation will be resolved amicably, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended December 31, 2008 to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR ASTORIA FINANCIAL CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange, or NYSE, under the symbol “AF.”  The table below shows the high and low sale prices reported on the NYSE for our common stock during the periods indicated.

	2008		2007
	High	Low	High	Low
First Quarter	$29.13	$19.75	$30.56	$26.31
Second Quarter	29.26	20.00	27.93	24.35
Third Quarter	27.12	16.65	27.80	22.47
Fourth Quarter	21.48	13.59	27.97	22.50

As of February 17, 2009, we had 3,428 shareholders of record.  As of December 31, 2008, there were 95,881,132 shares of common stock outstanding.

The following schedule summarizes the cash dividends paid per common share for 2008 and 2007.

	2008	2007
First Quarter	$0.26	$0.26
Second Quarter	0.26	0.26
Third Quarter	0.26	0.26
Fourth Quarter	0.26	0.26

On January 28, 2009, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, payable on March 2, 2009, to common stockholders of record as of the close of business on February 17, 2009.  The decision to reduce the quarterly cash dividend was based on, among other things, the dividend payout ratio coupled with our strategy to retain capital in the current economic environment.  As in the past, our Board of Directors reviews the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other factors.

We are subject to the laws of the State of Delaware which generally limit dividends to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over our statutory capital, or if there is no such excess, to our net profits for the current and/or immediately preceding fiscal year.  We are also subject to certain financial covenants and other limitations pursuant to the terms of various debt instruments that have been issued by us, which could have an impact on our ability to pay dividends in certain circumstances.  See Item 7, “MD&A - Liquidity and Capital Resources” for further discussion of such financial covenants and other limitations.  Our payment of dividends is dependent, in large part, upon receipt of dividends from Astoria Federal.  Astoria Federal is subject to certain restrictions which may limit its ability to pay us dividends. See Item 1, “Business - Regulation and Supervision” and Note 9 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for an explanation of the impact of regulatory capital requirements on Astoria Federal’s ability to pay dividends.  See Item 1, “Business - Federal Taxation” and Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for an explanation of the tax impact of the unlikely event that Astoria Federal (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes;(2) redeems its stock; or (3) liquidates.

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return on Astoria Financial Corporation common stock, or AFC Common Stock, during the five fiscal years ended December 31, 2008, with the cumulative total returns of both a broad market index, the Standard & Poor’s, or S&P, 500 Stock Index, and a peer group index, the Financials Sector of the S&P 400 Mid-cap Index.  The comparison assumes $100 was invested on December 31, 2003 in AFC Common Stock and in each of the S&P indices and assumes that all of the dividends were reinvested.

AFC Common Stock, Market and Peer Group Indices

	AFC Common Stock	S&P 500 Stock Index	S&P Midcap 400 Financials Index
December 31, 2003	$100.00	$100.00	$100.00
December 31, 2004	110.24	110.88	119.88
December 31, 2005	125.21	116.33	131.90
December 31, 2006	132.57	134.70	152.82
December 31, 2007	106.36	142.10	133.37
December 31, 2008	79.14	89.53	97.78

During the three months ended December 31, 2008, there were no repurchases of our common stock.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock outstanding, in open-market or privately negotiated transactions.  At December 31, 2008, a maximum of 8,107,300 shares may yet be purchased under this plan.  As of December 31, 2008, we are not currently repurchasing additional shares of our common stock.

On May 22, 2008, our Chief Executive Officer, George L. Engelke, Jr., submitted his annual certification to the NYSE indicating that he was not aware of any violation by Astoria Financial Corporation of NYSE corporate governance listing standards as of the May 22, 2008 certification date.

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data.  This financial data is derived in part from, and should be read in conjunction with, our consolidated financial statements and related notes.

	At December 31,
(In Thousands)	2008	2007	2006	2005	2004
Selected Financial Data:
Total assets	$21,982,111	$21,719,368	$21,554,519	$22,380,271	$23,415,869
Repurchase agreements	24,060	24,218	71,694	182,803	267,578
Securities available-for-sale	1,390,440	1,313,306	1,560,325	1,841,351	2,406,883
Securities held-to-maturity	2,646,862	3,057,544	3,779,356	4,730,953	6,302,936
Loans receivable, net	16,593,415	16,076,068	14,891,749	14,311,134	13,180,521
Deposits	13,479,924	13,049,438	13,224,024	12,810,455	12,323,257
Borrowings, net	6,965,274	7,184,658	6,836,002	7,937,526	9,469,835
Stockholders' equity	1,181,769	1,211,344	1,215,754	1,350,227	1,369,764

	For the Year Ended December 31,
(In Thousands, Except Per Share Data)	2008	2007	2006	2005	2004
Selected Operating Data:
Interest income	$1,089,711	$1,105,322	$1,086,814	$1,082,987	$1,045,901
Interest expense	694,327	771,794	696,429	604,207	575,335
Net interest income	395,384	333,528	390,385	478,780	470,566
Provision for loan losses	69,000	2,500	-	-	-
Net interest income after provision for loan losses	326,384	331,028	390,385	478,780	470,566
Non-interest income	11,180	75,790	91,350	102,199	80,084
General and administrative expense	233,260	231,273	221,803	228,734	225,011
Income before income tax expense	104,304	175,545	259,932	352,245	325,639
Income tax expense	28,962	50,723	85,035	118,442	106,102
Net income	$75,342	$124,822	$174,897	$233,803	$219,537
Basic earnings per common share	$0.84	$1.38	$1.85	$2.30	$2.03
Diluted earnings per common share	$0.83	$1.36	$1.80	$2.26	$2.00

	At or For the Year Ended December 31,
	2008		2007		2006		2005		2004

Selected Financial Ratios and Other Data:

Return on average assets	0.35%		0.58%		0.80%		1.02%		0.97%
Return on average stockholders' equity	6.24		10.39		13.73		17.06		15.81
Return on average tangible stockholders' equity (1)	7.37		12.28		16.06		19.72		18.25

Average stockholders' equity to average assets	5.55		5.57		5.83		5.99		6.12
Average tangible stockholders' equity to average tangible assets (1)(2)	4.74		4.75		5.02		5.22		5.35
Stockholders' equity to total assets	5.38		5.58		5.64		6.03		5.85
Tangible stockholders' equity to tangible assets (tangible capital ratio) (1)(2)	4.57		4.77		4.82		5.25		5.10

Net interest rate spread (3)	1.80		1.50		1.76		2.11		2.09
Net interest margin (4)	1.91		1.62		1.87		2.19		2.17
Average interest-earning assets to average interest-bearing liabilities	1.03	x	1.03	x	1.03	x	1.03	x	1.03	x

General and administrative expense to average assets	1.07%		1.07%		1.01%		1.00%		0.99%
Efficiency ratio (5)	57.37		56.50		46.04		39.37		40.86

Cash dividends paid per common share	$1.04		$1.04		$0.96		$0.80		$0.67
Dividend payout ratio	125.30%		76.47%		53.33%		35.40%		33.50%

Asset Quality Ratios (6):

Non-performing loans to total loans (7)	1.43		0.42		0.28		0.26		0.15
Non-performing loans to total assets (7)	1.09		0.31		0.20		0.16		0.09
Non-performing assets to total assets (7)(8)	1.20		0.36		0.20		0.17		0.09
Allowance for loan losses to non-performing loans (7)	49.88		115.97		189.84		220.03		408.52
Allowance for loan losses to non-accrual loans	49.89		116.78		192.06		221.09		420.41
Allowance for loan losses to total loans	0.71		0.49		0.53		0.56		0.62

Other Data:

Number of deposit accounts	865,391		888,838		928,647		953,998		975,155
Mortgage loans serviced for others (in thousands)	$1,225,656		$1,272,220		$1,363,591		$1,502,852		$1,670,062
Full service banking offices	85		86		86		86		86
Regional lending offices	3		3		3		3		4
Full time equivalent employees	1,575		1,615		1,626		1,658		1,862

(1)	Tangible stockholders' equity represents stockholders' equity less goodwill.
(2)	Tangible assets represent assets less goodwill.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.
(5)	Efficiency ratio represents general and administrative expense divided by the sum of net interest income plus non-interest income.
(6)
Loans totaling $38.3 million, $17.3 million, $28.1 million and $12.3 million have been reclassified from non-accrual to 60-89 days delinquent as of December 31, 2007, 2006, 2005 and 2004, respectively, to conform to the current year presentation.  Asset quality ratios for these periods have been revised as necessary.

(7)
Non-performing loans consist of all non-accrual loans and all mortgage loans delinquent 90 days or more as to their maturity date   but not their interest due and exclude loans which have been restructured and are accruing and performing in accordance with the  restructured terms for a satisfactory period of time.  Restructured accruing loans totaled $1.1 million, $1.2 million, $1.5 million, $1.6 million and $2.8 million at December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

(8)	Non-performing assets consist of all non-performing loans and real estate owned.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report.

Executive Summary

The following overview should be read in conjunction with our MD&A in its entirety.

During 2008, the national economy continued to falter at an accelerating pace, with particular emphasis on the deterioration of the housing and real estate markets and rising unemployment.  The faltering economy has been marked by contractions in the availability of business and consumer credit, falling home prices, increasing home foreclosures and significant job losses.  The disruption and volatility in the financial and capital markets over the past year has reached a crisis level as national and global credit markets ceased to function effectively.  Financial entities across the spectrum have been affected by the lack of liquidity and continued credit deterioration, resulting in the failure, near failure or sale at depressed valuations of some of the nation’s largest financial institutions.  Concern for the stability of the banking and financial systems reached a magnitude which has resulted in unprecedented government intervention.  On October 3, 2008, the EESA was signed into law providing for, among other things, $700 billion in funding to the Treasury to purchase troubled assets from financial institutions.  Then, on October 14, 2008, the Treasury, the FRB and the FDIC issued a joint statement announcing additional steps aimed at stabilizing the financial markets.  First, the Treasury announced a voluntary CPP that allows qualifying financial institutions to sell preferred shares to the Treasury which will be funded from the $700 billion allocated under the EESA.  Second, the FDIC announced the TLGP enabling the FDIC to temporarily guarantee certain newly-issued senior unsecured debt of all participating FDIC-insured institutions and certain holding companies, as well as fully insure all deposits in non-interest bearing transaction accounts.  Third, to further increase access to funding for businesses in all sectors of the economy, the FRB announced further details of its CPFF, which provides a broad backstop for the commercial paper market.  These actions were intended to restore confidence in the banking system, ease liquidity concerns and stabilize the rapidly deteriorating economy.  We opted not to participate in the CPP, but did not opt out of the TLGP.  Additional stimulus proposals are currently being evaluated by Congress and additional efforts are expected to be approved in the near term.  Although it is unclear whether these proposals or efforts will be enacted into law, their provisions, or similar ones, could affect our lending activities or increase governmental oversight of our businesses and our corporate governance practices.

The FOMC has responded with monetary stimulus as well.  During the second half of 2007, the FOMC reduced the federal funds rate by 100 basis points and then an additional 400+ basis points in 2008, bringing the target rate to 0.00% to 0.25%.  For further discussion on the economy and recent government actions, see Item 1, “Business – Regulation and Supervision” and Item 1A, “Risk Factors.”

As the premier Long Island community bank, our goals are to enhance shareholder value while building a solid banking franchise.  We focus on growing our core businesses of mortgage portfolio lending and retail banking while maintaining strong asset quality and controlling operating expenses.  We also provide returns to shareholders through dividends and stock repurchases.

Our total loan portfolio increased during the year ended December 31, 2008.  This increase was due to an increase in one-to-four family mortgage loans partially offset by decreases in each of our other loan portfolios.  The increase in one-to-four family mortgage loans was attributable to strong originations and purchases of such loans which exceeded repayments.

Total deposits increased during the year ended December 31, 2008.  This increase was due to an increase in our certificates of deposit which was partially offset by decreases in all other deposit accounts, primarily our Liquid CDs.  During 2008, we continued to experience intense competition for deposits; however, we continued to maintain our deposit pricing discipline.

Our securities portfolio decreased during the year ended December 31, 2008, which is primarily the result of cash flow from repayments exceeding purchases of securities, coupled with an OTTI charge, discussed below.  Our borrowings portfolio decreased during 2008, primarily as a result of deposit growth which enabled us to repay a portion of matured borrowings.

Net income for the year ended December 31, 2008 decreased compared to the year ended December 31, 2007.  This decline was primarily due to the OTTI charge and an increase in the provision for loan losses, partially offset by an increase in net interest income.

Net interest income, the net interest margin and the net interest rate spread for the year ended December 31, 2008 increased compared to the year ended December 31, 2007.  These increases were due to a decrease in interest expense, partially offset by a decrease in interest income.  The decrease in interest expense for the year ended December 31, 2008, compared to the year ended December 31, 2007, was primarily due to decreases in the average costs of our certificates of deposit, borrowings and Liquid CDs and a decrease in the average balance of Liquid CDs, partially offset by increases in the average balances of certificates of deposit and borrowings.  The decrease in interest income for the year ended December 31, 2008, compared to the year ended December 31, 2007, was primarily due to decreases in the average yields on our interest earning assets and decreases in the average balances of mortgage-backed and other securities and multi-family, commercial real estate and construction loans, coupled with an increase in our non-performing loans, partially offset by an increase in the average balance of one-to-four family mortgage loans.  Although interest income on our one-to-four family mortgage loans increased for the year ended December 31, 2008, compared to the year ended December 31, 2007, net interest income, the net interest margin and the net interest rate spread were negatively impacted by accelerated loan premium amortization resulting from an increase in mortgage loan prepayments during the year ended December 31, 2008, primarily in the first half of 2008, compared to the year ended December 31, 2007.

During the 2008 third quarter, we recorded a $77.7 million OTTI charge to reduce the carrying amount of our investment in two issues of Freddie Mac perpetual preferred securities to the securities’ market values totaling $5.3 million at September 30, 2008.  The decision to recognize the OTTI charge was based on the decline in the market value of these securities in the 2008 third quarter and the unlikelihood of any near-term market value recovery.  The significant decline in the market value occurred primarily as a result of the reported financial difficulties of Freddie Mac and the subsequent announcement, on September 7, 2008, by the Treasury and the Federal Housing Finance Agency, or FHFA, that, among other things, Freddie Mac was being placed under conservatorship; that the FHFA was assuming the powers of Freddie Mac’s Board and management; and that dividends on Freddie Mac preferred stock were suspended indefinitely.

The provision for loan losses recorded during the year ended December 31, 2008 reflects the increase in and composition of our loan delinquencies, non-performing loans, net loan charge-offs and overall loan portfolio, as well as our evaluation of the continued deterioration of the housing and real estate markets and increasing weakness in the overall economy, particularly the accelerating pace of job losses.  As a residential lender, we are vulnerable to the impact of a severe job loss recession, due to its negative impact on the financial condition of residential borrowers and their ability to remain current on their mortgage loans.

We expect that loan growth will continue in 2009 as the opportunity for portfolio lending remains strong.  We expect deposit growth in 2009 will continue, particularly as the intense competition for core community deposits which we experienced in 2008 has recently abated.  Industry-wide increases in pension costs and FDIC insurance premiums coupled with potentially reduced dividends on FHLB-NY stock will have a negative impact on 2009 earnings.  With respect to asset quality, continued weakness in the real estate market exacerbated by a severe downturn in the economy presents challenges for all financial institutions in the year ahead.  Continued job losses coupled with declining real estate values will put increased pressure on the loan portfolio which, more than likely, will result in higher delinquencies and non-performing loans in 2009.  In January 2009, our Board of Directors reduced our regular quarterly cash dividend by 50% based on, among other things, the dividend payout ratio coupled with our strategy to retain capital in the current economic environment.  The Company expects to maintain its tangible capital ratio target at between 4.50% and 4.75% and Astoria Federal’s core and tangible capital ratios in excess of 6%.

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

Specific valuation allowances are established in connection with individual loan reviews and the asset classification process, including the procedures for impairment recognition under Statement of Financial Accounting Standards, or SFAS, No. 114, “Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an amendment of FASB Statement No. 114.”  Such evaluation, which includes a review of loans on which full collectibility is not reasonably assured, considers the current estimated fair value of the underlying collateral, if any, current and anticipated economic and regulatory conditions, current and historical loss experience of similar loans and other factors that determine risk exposure to arrive at an adequate loan loss allowance.

Loan reviews are completed quarterly for all loans individually classified by our Asset Classification Committee.  Individual loan reviews are generally completed annually for multi-family, commercial real estate and construction loans in excess of $2.0 million, commercial business loans in excess of $200,000, one-to-four family loans in excess of $1.0 million and troubled debt restructurings.  In addition, we generally review annually borrowing relationships whose combined outstanding balance exceeds $2.0 million.  Approximately fifty percent of the outstanding principal balance of these loans to a single borrowing entity will be reviewed.

The primary considerations in establishing specific valuation allowances are the current estimated value of a loan’s underlying collateral and the loan’s payment history.  We update our estimates of collateral value for non-performing multi-family, commercial real estate and construction loans in excess of $1.0 million, one-to-four family loans which are 180 days delinquent annually and certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral.  Updated estimates of collateral value are obtained through appraisals, where practical.  In instances where we have not taken possession of the property or do not otherwise have access to the premises and, therefore, cannot obtain a complete appraisal, an estimate of the value of the property is obtained based primarily on a drive-by inspection and a comparison of the property securing the loan with similar properties in the area, by either a licensed appraiser or real estate broker for one-to-four family properties.  For multi-family and commercial real estate properties, we estimate collateral value based on an internal cash flow analysis when current financial information is available, coupled with, in most cases, an inspection of the property.  Other current and anticipated economic conditions on which our specific valuation allowances rely are the impact that national and/or local economic and business conditions may have on borrowers, the impact that local real estate markets may have on collateral values, the level and direction of interest rates and their combined effect on real estate values and the ability of borrowers to service debt.  For multi-family and commercial real estate loans, additional factors specific to a borrower or the underlying collateral are considered.  These factors include, but are not limited to, the composition of tenancy, occupancy levels for the property, cash flow estimates and, to a lesser degree, the existence of personal guarantees.  We also review all regulatory notices, bulletins and memoranda with the purpose of identifying upcoming changes in regulatory conditions which may impact our calculation of specific valuation allowances.  The OTS periodically reviews our reserve methodology during regulatory examinations and any comments regarding changes to reserves or loan classifications are considered by management in determining valuation allowances.

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

General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike specific allowances, have not been allocated to particular loans.  The determination of the adequacy of the general valuation allowances takes into consideration a variety of factors.  We segment our one-to-four family loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans and year of origination and analyze our historical loss experience and delinquency levels and trends of these segments.  The resulting range of allowance percentages is used as an integral part of our judgment in developing estimated loss percentages to apply to the portfolio.  We segment our consumer and other loan portfolio by home equity lines of credit, business loans, revolving credit lines and installment loans and perform similar historical loss analyses.  We monitor credit risk on interest-only hybrid ARM loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner as we monitor credit risk on all interest-only hybrid ARM loans.  We monitor interest rate reset dates of our portfolio, in the aggregate, and the current interest rate environment and consider the impact, if any, on the borrowers’ ability to continue to make timely principal and interest payments in determining our allowance for loan losses.  We also consider the size, composition, risk profile, delinquency levels and cure rates of our portfolio, as well as our credit administration and asset management procedures.  We monitor property value trends in our market areas by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our general valuation allowances.  In determining our allowance coverage percentages for non-performing loans, we consider our historical loss experience with respect to the ultimate disposition of the underlying collateral.  In addition, we evaluate and consider the impact that current and anticipated economic and market conditions may have on the portfolio and known and inherent risks in the portfolio.

We also evaluate and consider our asset quality ratios as well as the allowance ratios and coverage percentages set forth in both peer group and regulatory agency data and any comments from the OTS resulting from their review of our general valuation allowance methodology during regulatory examinations.  Historically our non-performing loans have been a negligible percentage of our loan portfolio and our ratio of the allowance for loan losses to total loans was a more relevant factor in our assessment of the adequacy of the allowance for loan losses.  As our non-performing loans have increased during 2008, our ratio of the allowance for loan losses to non-performing loans has become a more relevant factor in our assessment process.  We evaluate these trends in combination with our primary focus on our historical loss experience and the impact of current economic conditions.  After evaluating these variables, we determine appropriate allowance coverage percentages for each of our portfolio segments and the appropriate level of our allowance for loan losses.  Our allowance coverage percentages are used to estimate the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances.  Our evaluation of general valuation allowances is inherently subjective because, even though it is based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance.  Therefore, we periodically review the actual performance and charge-off history of our portfolio and compare that to our previously determined allowance coverage percentages and specific valuation allowances.  In doing so, we evaluate the impact the previously mentioned variables may have had on the portfolio to determine which changes, if any, should be made to our assumptions and analyses.

During 2008, we began experiencing more significant increases in delinquencies, non-performing loans and net loan charge-offs primarily as a result of the decline in the housing and real estate markets, as well as the ongoing economic recession.  Our analyses of these trends indicated significant differences in the performance of various segments of our loan portfolio, particularly our full documentation versus our reduced documentation loans.  As a result of our assessments of these additional analyses in combination with our assessments of our other existing analyses, we modified certain allowance coverage percentages during the 2008 fourth quarter to estimate the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances.

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

Based on our evaluation of the continued deterioration of the housing and real estate markets, the weakness in the overall economy, in particular, the recent increase in unemployment, and the increase in and composition of our delinquencies, non-performing loans, net loan charge-offs and overall loan portfolio, we determined that a provision for loan losses of $69.0 million was warranted for the year ended December 31, 2008.  The balance of our allowance for loan losses was $119.0 million at December 31, 2008 and $78.9 million at December 31, 2007 and represents management’s best estimate of the probable inherent losses in our loan portfolio at the respective dates.

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

Valuation of MSR

The initial asset recognized for originated MSR is measured at fair value.  The fair value of MSR is estimated by reference to current market values of similar loans sold servicing released.  MSR are amortized in proportion to and over the period of estimated net servicing income.  We apply the amortization method for measurements of our MSR.  MSR are assessed for impairment based on fair value at each reporting date.  MSR impairment, if any, is recognized in a valuation allowance through charges to earnings.  Increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance.

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

At December 31, 2008, our MSR, net, had an estimated fair value of $8.2 million and were valued based on expected future cash flows considering a weighted average discount rate of 12.99%, a weighted average constant prepayment rate on mortgages of 17.26% and a weighted average life of 4.3 years.  At December 31, 2007, our MSR, net, had an estimated fair value of $12.9 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.52%, a weighted average constant prepayment rate on mortgages of 13.45% and a weighted average life of 5.1 years.

The fair value of MSR is highly sensitive to changes in assumptions.  Changes in prepayment speed assumptions generally have the most significant impact on the fair value of our MSR.  Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR.  As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR.  Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.  Assuming an increase in interest rates of 100 basis points at December 31, 2008, the estimated fair value of our MSR would have been $2.3 million greater.  Assuming a decrease in interest rates of 100 basis points at December 31, 2008, the estimated fair value of our MSR would have been $2.7 million lower.

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level.  Impairment exists when the carrying amount of goodwill exceeds its implied fair value.  For purposes of our goodwill impairment testing, we have identified a single reporting unit.  We consider the quoted market price of our common stock on our impairment testing date as an initial indicator of estimating the fair value of our reporting unit.  In addition, we consider our average stock price, both before and after our impairment test date, as well as market-based control premiums in determining the estimated fair value of our reporting unit.  If the estimated fair value of our reporting unit exceeds its carrying amount, further evaluation is not necessary.  However, if the fair value of our reporting unit is less than its carrying amount, further evaluation is required to compare the implied fair value of the reporting unit’s goodwill to its carrying amount to determine if a write-down of goodwill is required.

At December 31, 2008, the carrying amount of our goodwill totaled $185.2 million.  On September 30, 2008, we performed our annual goodwill impairment test and determined the estimated fair value of our reporting unit to be in excess of its carrying amount.  Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  Accordingly, we also evaluated goodwill for impairment as of December 31, 2008 due to the market’s continued contraction.  The results of this analysis also included market events occurring subsequent to year-end.  The estimated fair value of our reporting unit was in excess of its carrying amount at December 31, 2008.  No assurance can be given that we will not record an impairment loss on goodwill in 2009. However, our tangible capital ratio and Astoria Federal’s regulatory capital ratios would not be affected by this potential non-cash expense since goodwill is not included in these calculations. The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.

Securities Impairment

Our available-for-sale securities portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity.  Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.  The fair values for substantially all of our securities are obtained from an independent nationally recognized pricing service.  We use third party brokers to obtain prices for a small portion of the portfolio that we are not able to price using our third party pricing service.

Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer.  GSE issuance mortgage-backed securities comprised 94% of our securities portfolio at December 31, 2008.  Non-GSE issuance mortgage-backed securities at December 31, 2008 comprised 5% of our securities portfolio and had an amortized cost of $222.3 million, 15% of which are classified as available-for-sale and 85% of which are classified as held-to-maturity.  Substantially all of our non-GSE issuance securities have a AAA credit rating and they have performed similarly to our GSE issuance securities.  The current mortgage market conditions reflecting credit quality concerns have not significantly impacted our non-GSE securities.  Based on the high quality of our investment portfolio, current market conditions have not significantly impacted the pricing of our portfolio or our ability to obtain reliable prices.

The fair value of our investment portfolio is primarily impacted by changes in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income.  At December 31, 2008, we had 146 securities with an estimated fair value totaling $1.38 billion which had an unrealized loss totaling $41.3 million.  Primarily all of these securities are guaranteed by a GSE as issuer.  Of the securities in an unrealized loss position at December 31, 2008, $758.3 million, with an unrealized loss of $33.2 million, have been in a continuous unrealized loss position for more than twelve months.  At December 31, 2008, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the estimated remaining life and high credit quality of the investments and our ability and intent to hold these investments until there is a full recovery of the unrealized loss, which may be until maturity.

During the year ended December 31, 2008, we recorded a $77.7 million OTTI charge in the third quarter to reduce the carrying amount of our investment in two issues of Freddie Mac perpetual preferred securities to the securities’ market values totaling $5.3 million as of September 30, 2008.  The decision to recognize the OTTI charge was based on the severity of the decline in the market values of these securities in the 2008 third quarter and the unlikelihood of any near-term market value recovery.  The significant decline in the market value occurred primarily as a result of the reported financial difficulties of Freddie Mac and the subsequent announcement, on September 7, 2008, by the Treasury and the FHFA that, among other things, Freddie Mac was being placed under conservatorship; that the FHFA was assuming the powers of Freddie Mac’s Board and management; and that dividends on Freddie Mac preferred stock were suspended indefinitely.  At December 31, 2008, our Freddie Mac stock had an unrealized loss of $4.2 million.  Based on the short duration of the unrealized loss and the likelihood of a near-term market value recovery, this impairment was not deemed to be other-than-temporary.  During the year ended December 31, 2007, we recorded a $20.5 million OTTI charge in the fourth quarter to reduce the carrying amount of our Freddie Mac securities to the securities’ market values totaling $83.0 million at December 31, 2007.  The decision to recognize the OTTI charge was based on the severity of the decline in the market values of these securities, caused by Freddie Mac’s announcement of negative financial results and capital raising activity during the fourth quarter of 2007, and the unlikelihood of any near-term market value recovery.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities.  The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity.  As mortgage interest rates increase, customers’ refinance activities tend to decelerate causing the cash flow from both our mortgage loan portfolio and our mortgage-backed securities portfolio to decrease.  When mortgage rates decrease, the opposite tends to occur.  Principal payments on loans and securities totaled $4.47 billion for the year ended December 31, 2008 and $3.98 billion for the year ended December 31, 2007.  The net increase in loan and securities repayments for the year ended December 31, 2008, compared to the year ended December 31, 2007, was primarily the result of an increase in loan repayments, due primarily to elevated levels of residential mortgage loan prepayments from refinance activity primarily in the first half of 2008 due to the decline in mortgage loan interest rates, partially offset by a decrease in securities repayments.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings.  Net cash provided by operating activities totaled $235.9 million for the year ended December 31, 2008 and $207.8 million for the year ended December 31, 2007.  Deposits increased $430.5 million during the year ended December 31, 2008 and decreased $174.6 million during the year ended December 31, 2007. The net increase in deposits for the year ended December 31, 2008 was primarily due to an increase in certificates of deposit, partially offset by decreases in all other deposit accounts, primarily Liquid CDs.   The net decrease in deposits during the year ended December 31, 2007 was due to decreases in savings, money market and NOW and demand deposit accounts, partially offset by an increase in certificates of deposit.  We continued to experience intense competition for deposits during 2008; however, we have maintained our deposit pricing discipline.

Net borrowings decreased $219.4 million during the year ended December 31, 2008 and increased $348.7 million during the year ended December 31, 2007.  The decrease in net borrowings during the year ended December 31, 2008, was primarily the result of deposit growth which enabled us to repay a portion of matured borrowings.  The increase in net borrowings during the year ended December 31, 2007 was the result of our use of lower cost borrowings to fund some of our loan growth in the second half of 2007.

Our primary use of funds is for the origination and purchase of mortgage loans.  Gross mortgage loans originated and purchased during the year ended December 31, 2008 totaled $4.31 billion, of which $3.83 billion were originations and $479.1 million were purchases.  This compares to gross mortgage loans originated and purchased during the year ended December 31, 2007 totaling $4.23 billion, of which $3.82 billion were originations and $407.3 million were purchases.  Total mortgage loans originated include originations of loans held-for-sale totaling $134.8 million during the year ended December 31, 2008 and $203.7 million during the year ended December 31, 2007.  The increase in mortgage loan originations was primarily due to an increase in multi-family and commercial real estate loan originations.  During the second half of 2008 we were able to take advantage of favorable pricing opportunities on multi-family mortgage originations as a result of the widening spreads between one-to-four family and multi-family loan pricing.  However, we do not believe the current real estate market and economic environment support aggressively pursuing multi-family and commercial real estate loans given the additional risks associated with this type of lending.  As of December 31, 2008, we are only offering to originate multi-family and commercial real estate loans to select customers in New York and New Jersey.

We maintain liquidity levels to meet our operational needs in the normal course of our business.  The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities.  Cash and due from banks and repurchase agreements, our most liquid assets, totaled $100.3 million at December 31, 2008, compared to $118.2 million at December 31, 2007.  At December 31, 2008, we had $1.41 billion in borrowings with a weighted average rate of 2.06% maturing over the next twelve months.  We have the flexibility to either repay or rollover these borrowings as they mature. The continued disruption in the credit markets has not impacted our ability to engage in ordinary course borrowings.  In addition, we had $7.25 billion in certificates of deposit and Liquid CDs at December 31, 2008 with a weighted average rate of 3.46% maturing over the next twelve months.  We expect to retain or replace a significant portion of such deposits based on our competitive pricing and historical experience.

The following table details borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates at December 31, 2008.

				Certificates of Deposit
	Borrowings			and Liquid CDs
			Weighted			Weighted
			Average			Average
(Dollars in Millions)	Amount		Rate	Amount		Rate
Contractual Maturity:
2009	$1,413		2.06%	$7,253	(1)	3.46%
2010	1,350	(2)	3.93	1,617		4.19
2011	1,025	(3)	3.78	599		4.39
2012	1,100	(4)	4.70	240		4.70
2013	-		-	163		4.20
2014 and thereafter	2,079	(5)	4.15	19		4.33
Total	$6,967		3.72%	$9,891		3.68%

(1)	Includes $981.7 million of Liquid CDs with a weighted average rate of 2.32% and $6.27 billion of certificates of deposit with a weighted average rate of 3.63%.
(2)	Includes $300.0 million of borrowings, with a weighted average rate of 3.88%, which are callable by the counterparty in 2009 and at various times thereafter.
(3)	Includes $125.0 million of borrowings, with a weighted average rate of 4.89%, which are callable by the counterparty in 2009 and at various times thereafter.
(4)	Includes $850.0 million of borrowings, with a weighted average rate of 4.39%, which are callable by the counterparty in 2009 and at various times thereafter.
(5)	Includes $1.95 billion of borrowings, with a weighted average rate of 3.78%, which are callable by the counterparty in 2009 and at various times thereafter.

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

On July 3, 2008, our 7.67% senior unsecured notes, which were issued in a private placement, matured and the remaining principal balance of $20.0 million was repaid.  As a result, we were released from the related debt covenants included in the terms of those notes.

We have elected to participate in the FDIC’s TLGP which permits the FDIC to guarantee certain newly-issued senior unsecured debt prior to June 30, 2009 and fully insure our non-interest bearing transaction deposit accounts.  The FDIC guaranty would be backed by the full faith and credit of the United States of America.  The availability of the FDIC guaranty is expected to enhance our ability to generate additional liquidity.  Additionally, we have elected not to participate in the CPP and we have no plans to issue senior unsecured debt.  For further discussion of the TLGP and CPP, see Item 1, “Business – Regulation and Supervision.”

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

We also continue to receive periodic capital distributions from Astoria Federal, consistent with applicable laws and regulations.  During 2008, Astoria Federal paid dividends to Astoria Financial Corporation totaling $148.0 million.

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of principal and interest on its debt obligations and repurchases of common stock.  Astoria Financial Corporation paid principal and interest on its debt obligations totaling $48.1 million in 2008.  Our payment of dividends and repurchases of our common stock, totaled $111.9 million in 2008.  Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal.  Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation.  During 2008, we were required to file applications with the OTS for proposed capital distributions and we anticipate that in 2009 we will continue to be required to file such applications for proposed capital distributions.  For further discussion of limitations on capital distributions from Astoria Federal, see “Regulation and Supervision” in Item 1, “Business.”

We declared cash dividends on our common stock totaling $93.8 million during the year ended December 31, 2008 and $95.2 million during the year ended December 31, 2007.  On January 28, 2009, we declared a quarterly cash dividend of $0.13 per share on shares of our common stock, payable on March 2, 2009, to stockholders of record as of the close of business on February 17, 2009.  The decision to reduce the quarterly cash dividend was based on, among other things, the dividend payout ratio coupled with our strategy to retain capital in the current economic environment.

On April 18, 2007, our Board of Directors approved our twelfth stock repurchase plan authorizing the purchase of 10,000,000 shares, or approximately 10% of our common stock outstanding, in open-market or privately negotiated transactions. During the year ended December 31, 2008, we repurchased 755,000 shares of our common stock, at an aggregate cost of $18.1 million.  In total, as of December 31, 2008, we repurchased 1,892,700 shares of our common stock, at an aggregate cost of $46.9 million, under our twelfth stock repurchase plan.  As of December 31, 2008, we are not currently repurchasing additional shares of our common stock.  For further information on our common stock repurchases, see Item 5, “Market for Astoria Financial Corporation’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At December 31, 2008, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.39%, leverage capital ratio of 6.39% and total risk-based capital ratio of 12.02%.  The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%.  As of December 31, 2008, Astoria Federal continues to be a well capitalized institution.

Off-Balance Sheet Arrangements and Contractual Obligations

We are a party to financial instruments with off-balance sheet risk in the normal course of our business in order to meet the financing needs of our customers and in connection with our overall IRR management strategy.  These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk.  In accordance with GAAP, these instruments are either not recorded in the consolidated financial statements or are recorded in amounts that differ from the notional amounts.  Such instruments primarily include lending commitments and lease commitments as described below.

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

Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments.  Commitments to sell loans totaled $27.1 million at December 31, 2008 and represent obligations to sell loans either servicing retained or servicing released on a mandatory delivery or best efforts basis.  We enter into commitments to sell loans as an economic hedge against our pipeline of fixed rate loans which we originate primarily for sale into the secondary market.  The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.

The following table details our contractual obligations at December 31, 2008.

	Payments due by period
		Less than	One to	Three to	More than
(In Thousands)	Total	One Year	Three Years	Five Years	Five Years
Contractual Obligations:
Borrowings with original terms greater than three months	$6,153,866	$600,000	$2,375,000	$1,100,000	$2,078,866
Minimum rental payments due under non-cancelable operating leases	74,147	7,388	13,733	12,346	40,680
Commitments to originate and purchase loans (1)	196,084	196,084	-	-	-
Commitments to fund unused lines of credit (2)	349,117	349,117	-	-	-
Total	$6,773,214	$1,152,589	$2,388,733	$1,112,346	$2,119,546

(1)	Commitments to originate and purchase loans include commitments to originate loans held-for-sale of $27.1 million.
(2)	Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions.  For further information regarding these liabilities, see Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”  We also have contingent liabilities related to assets sold with recourse and standby letters of credit.  We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market.  The principal balance of loans sold with recourse amounted to $383.9 million at December 31, 2008.  We estimate the liability for loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse.  The carrying amount of this liability was immaterial at December 31, 2008.  We also have a collateralized repurchase obligation due to the sale of certain long-term fixed rate municipal revenue bonds to an investment trust fund for proceeds that approximated par value.  The trust fund has a put option that requires us to repurchase the securities for specified amounts prior to maturity under certain specified circumstances, as defined in the agreement.  The outstanding option balance on the agreement totaled $10.0 million at December 31, 2008.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  The guarantees generally extend for a term of up to one year and are fully collateralized.  For each guarantee issued, if the customer defaults on a payment or performance to the third party, we would have to perform under the guarantee.  Outstanding standby letters of credit totaled $245,000 at December 31, 2008.

See Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for additional information regarding our commitments and contingent liabilities.

Comparison of Financial Condition and Operating Results for the Years Ended December 31, 2008 and 2007

Financial Condition

Total assets increased $262.7 million to $21.98 billion at December 31, 2008, from $21.72 billion at December 31, 2007.  The increase in total assets primarily reflects increases in loans receivable and other assets, partially offset by a decrease in securities.

Our total loan portfolio increased $557.4 million to $16.71 billion at December 31, 2008, from $16.16 billion at December 31, 2007.  This increase was a result of the levels of our mortgage loan origination and purchase volume outpacing the levels of repayments during the year ended December 31, 2008.

Mortgage loans, net, increased $580.4 million to $16.37 billion at December 31, 2008, from $15.79 billion at December 31, 2007.  This increase was primarily due to an increase in our one-to-four family mortgage loan portfolio, partially offset by decreases in our commercial real estate, multi-family and construction loan portfolios.  Gross mortgage loans originated and purchased during the year ended December 31, 2008 totaled $4.31 billion, of which $3.83 billion were originations and $479.1 million were purchases.  This compares to gross mortgage loans originated and purchased during the year ended December 31, 2007 totaling $4.23 billion, of which $3.82 billion were originations and $407.3 million were purchases.  Total mortgage loans originated include originations of loans held-for-sale totaling $134.8 million during the year ended December 31, 2008 and $203.7 million during the year ended December 31, 2007.  The increase in mortgage loan originations was primarily due to an increase in multi-family and commercial real estate loan originations.  Mortgage loan repayments increased to $3.53 billion for the year ended December 31, 2008, from $2.79 billion for the year ended December 31, 2007.  The increase in mortgage loan repayments was primarily due to increased refinance activity and a decrease in interest rates, which occurred primarily during the first half of 2008.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans.  Our one-to-four family mortgage loans increased $721.3 million to $12.35 billion at December 31, 2008, from $11.63 billion at December 31, 2007, and represented 74.4% of our total loan portfolio at December 31, 2008.  The increase was primarily the result of strong levels of originations which outpaced repayments during the year ended December 31, 2008.  One-to-four family loan originations and purchases totaled $3.80 billion for the year ended December 31, 2008 and $3.82 billion for the year ended December 31, 2007.  During the year ended December 31, 2008, the loan-to-value ratio of our one-to-four family mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 57% and the loan amount averaged approximately $675,000.

Our multi-family mortgage loan portfolio decreased $33.8 million to $2.91 billion at December 31, 2008, from $2.95 billion at December 31, 2007.  Our commercial real estate loan portfolio decreased $90.8 million to $941.1 million at December 31, 2008, from $1.03 billion at December 31, 2007.  Multi-family and commercial real estate loan originations totaled $514.2 million for the year ended December 31, 2008 and $410.4 million for the year ended December 31, 2007.  During the second half of 2008 we were able to take advantage of favorable pricing opportunities on multi-family mortgage originations as a result of the widening spreads between one-to-four family and multi-family loan pricing.  As previously discussed, we do not believe the current real estate market and economic environment support aggressively pursuing multi-family and commercial real estate loans given the additional risks associated with this type of lending.  During the year ended December 31, 2008, the loan-to-value ratio of our combined multi-family and commercial real estate loan originations, at the time of origination, averaged approximately 56% and the loan amount averaged approximately $2.0 million.

Our construction loan portfolio decreased $20.9 million to $56.8 million at December 31, 2008, from $77.7 million at December 31, 2007.  Our consumer and other loan portfolio, which is primarily comprised of home equity lines of credit, decreased $21.4 million to $335.4 million at December 31, 2008, from $356.8 million at December 31, 2007.  These decreases were primarily the result of our decision to not aggressively pursue the origination of such loans in the current economic environment, coupled with more stringent underwriting standards for home equity lines of credit implemented in the 2007 fourth quarter and during 2008.  Other assets increased $88.5 million to $219.9 million at December 31, 2008, from $131.4 million at December 31, 2007, primarily due to increases in the net deferred tax asset and REO.  For additional information on REO, see “Asset Quality.”

Securities decreased $333.5 million to $4.04 billion at December 31, 2008, from $4.37 billion at December 31, 2007.  This decrease was primarily the result of principal payments received of $781.5 million and the $77.7 million OTTI charge previously discussed under “Executive Summary” and “Critical Accounting Policies – Securities Impairment,” partially offset by purchases of $488.8 million and a decrease of $34.5 million in the net unrealized loss on our securities available-for-sale.  We may continue to purchase securities to offset principal payments received.  At December 31, 2008, our securities portfolio is comprised primarily of fixed rate REMIC and CMO securities.  The amortized cost of our fixed rate REMICs and CMOs totaled $3.99 billion at December 31, 2008 and had a weighted average current coupon of 4.33%, a weighted average collateral coupon of 5.71% and a weighted average life of 1.8 years.

Deposits increased $430.5 million to $13.48 billion at December 31, 2008, from $13.05 billion at December 31, 2007, primarily due to an increase in certificates of deposit, partially offset by decreases in all other deposit accounts, primarily Liquid CDs.  Certificates of deposit increased $1.01 billion to $8.91 billion at December 31, 2008, from $7.90 billion at December 31, 2007, primarily as a result of our marketing efforts and competitive pricing strategies.  Liquid CDs decreased $465.6 million to $981.7 million at December 31, 2008, from $1.45 billion at December 31, 2007.  Savings accounts decreased $58.8 million from December 31, 2007 to $1.83 billion at December 31, 2008.  Money market accounts decreased $44.8 million from December 31, 2007 to $289.1 million at December 31, 2008.  NOW and demand deposit accounts decreased $11.4 million from December 31, 2007 to $1.47 billion at December 31, 2008.  We continued to experience intense competition for deposits during 2008; however, we continued to maintain our deposit pricing discipline.

Total borrowings, net, decreased $219.4 million to $6.97 billion at December 31, 2008, from $7.18 billion at December 31, 2007, primarily due to a decrease in reverse repurchase agreements and the maturity of the remaining principal balance of $20.0 million on our 7.67% senior unsecured notes, partially offset by an increase in FHLB-NY advances.  The net decrease in total borrowings was primarily the result of deposit growth which enabled us to repay a portion of our matured borrowings.  For additional information, see “Liquidity and Capital Resources.”

Accrued expenses and other liabilities increased $77.0 million to $221.5 million at December 31, 2008, from $144.5 million at December 31, 2007.  This increase primarily reflects the decrease in the funded status of our defined benefit pension plans at December 31, 2008, compared to December 31, 2007, resulting from the decrease in the fair value of pension plan assets, and an increase in our official checks.  Prior to February 2008, we funded our liability for official checks daily through an outside processing service.  Effective February 2008, we discontinued using the outside processing service.  These increases in accrued expenses and other liabilities were partially offset by decreases in accrued interest payable on borrowings and income taxes payable at December 31, 2008, compared to December 31, 2007.  For additional information on the funded status of our defined benefit pension plans, see Note 14 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Stockholders’ equity decreased $29.6 million to $1.18 billion at December 31, 2008, from $1.21 billion at December 31, 2007.  The decrease in stockholders' equity was the result of dividends declared of $93.8 million, an increase in accumulated other comprehensive loss of $22.4 million and common stock repurchased of $18.1 million.  These decreases were partially offset by net income of $75.3 million, stock-based compensation and the allocation of shares held by the employee stock ownership plan, or ESOP, of $19.6 million and the effect of stock options exercised and related tax benefit of $9.4 million.  The increase in accumulated other comprehensive loss was primarily due to a decrease in the funded status of our defined benefit pension plans at December 31, 2008, compared to December 31, 2007, partially offset by a decrease in the net unrealized loss on our securities available-for-sale.

Results of Operations

General

Net income for the year ended December 31, 2008 decreased $49.5 million to $75.3 million, from $124.8 million for the year ended December 31, 2007.  Diluted earnings per common share decreased to $0.83 per share for the year ended December 31, 2008, from $1.36 per share for the year ended December 31, 2007.  Return on average assets decreased to 0.35% for the year ended December 31, 2008, from 0.58% for the year ended December 31, 2007.  Return on average stockholders’ equity decreased to 6.24% for the year ended December 31, 2008, from 10.39% for the year ended December 31, 2007.  Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, decreased to 7.37% for the year ended December 31, 2008, from 12.28% for the year ended December 31, 2007.  The decreases in the returns on average assets, average stockholders’ equity and average tangible stockholders’ equity for the year ended December 31, 2008, compared to the year ended December 31, 2007, were primarily due to the decrease in net income.

Our results of operations for the year ended December 31, 2008 include a $77.7 million, before-tax ($50.5 million, after-tax), OTTI charge to reduce the carrying amount of our investment in two issues of Freddie Mac perpetual preferred securities to the securities’ market values totaling $5.3 million at September 30, 2008.  This charge reduced diluted earnings per common share by $0.56 per share for the year ended December 31, 2008.  This charge also reduced our return on average assets by 23 basis points, return on average stockholders’ equity by 418 basis points, and return on average tangible stockholders’ equity by 493 basis points.  Our results of operations for the year ended December 31, 2007 include a $20.5 million, before-tax ($13.3 million, after-tax), OTTI charge to reduce the carrying amount of our investment in two issues of Freddie Mac perpetual preferred securities to the securities’ market values totaling $83.0 million at December 31, 2007.  This charge reduced diluted earnings per common share by $0.14 per share for the year ended December 31, 2007.  This charge also reduced our return on average assets by 6 basis points, return on average stockholders’ equity by 111 basis points, and return on average tangible stockholders’ equity by 131 basis points.  For further discussion of the OTTI charges, see “Executive Summary” and “Critical Accounting Policies - Securities Impairment.”

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

For the year ended December 31, 2008, net interest income increased $61.9 million to $395.4 million, from $333.5 million for the year ended December 31, 2007.  The net interest margin increased to 1.91% for the year ended December 31, 2008, from 1.62% for the year ended December 31, 2007.  The net interest rate spread increased to 1.80% for the year ended December 31, 2008, from 1.50% for the year ended December 31, 2007.  The average balance of net interest-earning assets decreased slightly to $612.6 million for the year ended December 31, 2008, from $614.0 million for the year ended December 31, 2007.

The increases in net interest income, the net interest margin and the net interest rate spread for the year ended December 31, 2008, compared to the year ended December 31, 2007, were due to a decrease in interest expense, partially offset by a decrease in interest income.  The decrease in interest expense for the year ended December 31, 2008, compared to the year ended December 31, 2007, was primarily due to decreases in the average costs of certificates of deposit, borrowings and Liquid CDs and a decrease in the average balance of Liquid CDs, partially offset by increases in the average balances of certificates of deposit and borrowings.  The decrease in interest income for the year ended December 31, 2008, compared to the year ended December 31, 2007, was primarily due to decreases in the average yields on our interest-earning assets and decreases in the average balances of mortgage-backed and other securities and multi-family, commercial real estate and construction loans, partially offset by an increase in the average balance of one-to-four family mortgage loans.  Although interest income on one-to-four family mortgage loans increased for the year ended December 31, 2008, compared to the year ended December 31, 2007, net interest income, the net interest margin and the net interest rate spread were negatively impacted by accelerated loan premium amortization resulting from an increase in mortgage loan prepayments during the year ended December 31, 2008, primarily in the first half of 2008, compared to the year ended December 31, 2007.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the years ended December 31, 2008, 2007 and 2006.  Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown.  Average balances are derived from average daily balances.  The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Year Ended December 31,
	2008				2007				2006
				Average				Average				Average
	Average			Yield/	Average			Yield/	Average			Yield/
(Dollars in Thousands)	Balance		Interest	Cost	Balance		Interest	Cost	Balance		Interest	Cost
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$11,962,010		$637,297	5.33%	$10,995,688		$587,863	5.35%	$9,984,760		$510,105	5.11%
Multi-family, commercial real estate and construction	3,947,413		234,922	5.95	4,171,915		254,536	6.10	4,204,883		259,242	6.17
Consumer and other loans (1)	345,019		17,325	5.02	397,476		30,178	7.59	478,447		35,735	7.47
Total loans	16,254,442		889,544	5.47	15,565,079		872,577	5.61	14,668,090		805,082	5.49
Mortgage-backed and other securities (2)	4,194,320		185,160	4.41	4,850,753		219,040	4.52	5,946,591		267,535	4.50
Federal funds sold and repurchase agreements	88,650		1,939	2.19	39,838		2,071	5.20	131,418		6,410	4.88
FHLB-NY stock	207,535		13,068	6.30	167,651		11,634	6.94	143,002		7,787	5.45
Total interest-earning assets	20,744,947		1,089,711	5.25	20,623,321		1,105,322	5.36	20,889,101		1,086,814	5.20
Goodwill	185,151				185,151				185,151
Other non-interest-earning assets	820,216				753,377				786,062
Total assets	$21,750,314				$21,561,849				$21,860,314

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings	$1,863,622		7,551	0.41	$2,014,253		8,126	0.40	$2,325,346		9,362	0.40
Money market	311,910		3,189	1.02	379,634		3,780	1.00	536,549		5,287	0.99
NOW and demand deposit	1,470,402		1,290	0.09	1,465,463		951	0.06	1,500,131		877	0.06
Liquid CDs	1,225,153		36,792	3.00	1,549,774		73,352	4.73	1,092,533		50,460	4.62
Total core deposits	4,871,087		48,822	1.00	5,409,124		86,209	1.59	5,454,559		65,986	1.21
Certificates of deposit	8,192,114		345,075	4.21	7,823,767		369,830	4.73	7,539,840		318,784	4.23
Total deposits	13,063,201		393,897	3.02	13,232,891		456,039	3.45	12,994,399		384,770	2.96
Borrowings	7,069,155		300,430	4.25	6,776,394		315,755	4.66	7,242,568		311,659	4.30
Total interest-bearing liabilities	20,132,356		694,327	3.45	20,009,285		771,794	3.86	20,236,967		696,429	3.44
Non-interest-bearing liabilities	410,082				351,080				349,170
Total liabilities	20,542,438				20,360,365				20,586,137
Stockholders' equity	1,207,876				1,201,484				1,274,177
Total liabilities and stockholders' equity	$21,750,314				$21,561,849				$21,860,314

Net interest income/ net interest rate spread (3)			$395,384	1.80%			$333,528	1.50%			$390,385	1.76%

Net interest-earning assets/ net interest margin (4)	$612,591			1.91%	$614,036			1.62%	$652,134			1.87%
Ratio of interest-earning assets to interest-bearing liabilities	1.03	x			1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2008			Year Ended December 31, 2007
	Compared to			Compared to
	Year Ended December 31, 2007			Year Ended December 31, 2006
	Increase (Decrease)			Increase (Decrease)
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
One-to-four family	$51,636	$(2,202)	$49,434	$53,118	$24,640	$77,758
Multi-family, commercial real estate and construction	(13,462)	(6,152)	(19,614)	(1,923)	(2,783)	(4,706)
Consumer and other loans	(3,604)	(9,249)	(12,853)	(6,124)	567	(5,557)
Mortgage-backed and other securities	(28,716)	(5,164)	(33,880)	(49,675)	1,180	(48,495)
Federal funds sold and repurchase agreements	1,539	(1,671)	(132)	(4,735)	396	(4,339)
FHLB-NY stock	2,580	(1,146)	1,434	1,487	2,360	3,847
Total	9,973	(25,584)	(15,611)	(7,852)	26,360	18,508
Interest-bearing liabilities:
Savings	(733)	158	(575)	(1,236)	-	(1,236)
Money market	(668)	77	(591)	(1,561)	54	(1,507)
NOW and demand deposit	2	337	339	(21)	95	74
Liquid CDs	(13,314)	(23,246)	(36,560)	21,660	1,232	22,892
Certificates of deposit	16,975	(41,730)	(24,755)	12,333	38,713	51,046
Borrowings	13,253	(28,578)	(15,325)	(20,885)	24,981	4,096
Total	15,515	(92,982)	(77,467)	10,290	65,075	75,365
Net change in net interest income	$(5,542)	$67,398	$61,856	$(18,142)	$(38,715)	$(56,857)

Interest Income

Interest income for the year ended December 31, 2008 decreased $15.6 million to $1.09 billion, from $1.11 billion for the year ended December 31, 2007.  This decrease was primarily the result of a decrease in the average yield on interest-earning assets to 5.25% for the year ended December 31, 2008, from 5.36% for the year ended December 31, 2007, partially offset by an increase of $121.6 million in the average balance of interest-earning assets to $20.74 billion for the year ended December 31, 2008, from $20.62 billion for the year ended December 31, 2007.  The decrease in the average yield on interest-earning assets was the result of decreases in the average yields on all asset categories.  The increase in the average balance of interest-earning assets was primarily due to increases in the average balances of total loans, federal funds sold and repurchase agreements and FHLB-NY stock, partially offset by a decrease in the average balance of mortgage-backed and other securities.

Interest income on one-to-four family mortgage loans increased $49.4 million to $637.3 million for the year ended December 31, 2008, from $587.9 million for the year ended December 31, 2007, which was primarily the result of an increase of $966.3 million in the average balance of such loans. The increase in the average balance of one-to-four family mortgage loans was the result of strong levels of originations and purchases which have out paced the levels of repayments over the past year. The average yield was 5.33% for the year ended December 31, 2008 and 5.35% for the year ended December 31, 2007.  The decrease in the average yield for the year ended December 31, 2008 was primarily the result of an increase in loan premium amortization resulting from an increase in mortgage loan prepayments during the year ended December 31, 2008, primarily in the first half of 2008, compared to the year ended December 31, 2007.  Net premium amortization on one-to-four family mortgage loans increased $7.8 million to $27.3 million for the year ended December 31, 2008, from $19.5 million for the year ended December 31, 2007.

Interest income on multi-family, commercial real estate and construction loans decreased $19.6 million to $234.9 million for the year ended December 31, 2008, from $254.5 million for the year ended December 31, 2007, which was primarily the result of a decrease of $224.5 million in the average balance of such loans, coupled with a decrease in the average yield to 5.95% for the year ended December 31, 2008, from 6.10% for the year ended December 31, 2007.  The decrease in the average balance of multi-family, commercial real estate and construction loans reflects the levels of repayments which outpaced the levels of originations over the past year.  Our originations of multi-family, commercial real estate and construction loans have declined over the past several years due primarily to the competitive market pricing and our decision to not aggressively pursue such loans under prevailing market conditions.  However, originations of such loans increased during the year ended December 31, 2008, compared to the year ended December 31, 2007, as we were able to take advantage of favorable pricing opportunities on multi-family mortgage originations in the second half of 2008.  The decrease in the average yield on multi-family, commercial real estate and construction loans reflects new loan originations at lower interest rates than the rates on the loans being repaid and/or remaining in the portfolio, coupled with a decrease in prepayment penalties.  Prepayment penalties decreased $1.9 million to $4.9 million for the year ended December 31, 2008, from $6.8 million for the year ended December 31, 2007.

Interest income on consumer and other loans decreased $12.9 million to $17.3 million for the year ended December 31, 2008, from $30.2 million for the year ended December 31, 2007, primarily due to a decrease in the average yield to 5.02% for the year ended December 31, 2008, from 7.59% for the year ended December 31, 2007, coupled with a decrease of $52.5 million in the average balance of the portfolio.  The decrease in the average yield on consumer and other loans was primarily the result of a decrease in the average yield on our home equity lines of credit which are adjustable rate loans which generally reset monthly and are indexed to the prime rate which decreased 100 basis points during the second half of 2007 and 400 basis points during 2008.  Home equity lines of credit represented 91.8% of this portfolio at December 31, 2008.  The decrease in the average balance of consumer and other loans was primarily the result of our decision to not aggressively pursue the origination of home equity lines of credit in the current economic environment, coupled with more stringent underwriting standards implemented in the 2007 fourth quarter and during 2008.

Interest income on mortgage-backed and other securities decreased $33.8 million to $185.2 million for the year ended December 31, 2008, from $219.0 million for the year ended December 31, 2007.  This decrease was primarily the result of a decrease of $656.4 million in the average balance of the portfolio, coupled with a decrease in the average yield to 4.41% for the year ended December 31, 2008, from 4.52% for the year ended December 31, 2007.  The decrease in the average balance of mortgage-backed and other securities reflects our strategy in 2007 of reducing the securities portfolio through normal cash flow, coupled with repayments exceeding securities purchased in 2008.  The decrease in the average yield on mortgage-backed and other securities includes the effect of the suspension of dividend payments during the 2008 third quarter by the FHFA on our investment in two issues of Freddie Mac perpetual preferred securities.

Dividend income on FHLB-NY stock increased $1.5 million to $13.1 million for the year ended December 31, 2008, from $11.6 million for the year ended December 31, 2007, primarily due to an increase of $39.9 million in the average balance, partially offset by a decrease in the average yield to 6.30% for the year ended December 31, 2008, from 6.94% for the year ended December 31, 2007.  The increase in the average balance reflects the increase in the levels of FHLB-NY borrowings during 2008 compared to 2007.  The decrease in the average yield was the result of decreases in the dividend rates paid by the FHLB-NY during the second half of 2008, particularly in the 2008 fourth quarter.  We anticipate a further reduction in dividend income on FHLB-NY stock in 2009.  On January 22, 2009, the FHLB-NY declared an initial dividend to be paid to member financial institutions on January 30, 2009 at the rate of 1.09% (annualized), with consideration of a supplement to that dividend after the FHLB-NY completes its OTTI review of its securities portfolio.

Interest Expense

Interest expense for the year ended December 31, 2008 decreased $77.5 million to $694.3 million, from $771.8 million for the year ended December 31, 2007.  This decrease was primarily the result of a decrease in the average cost of total interest-bearing liabilities to 3.45% for the year ended December 31, 2008, from 3.86% for the year ended December 31, 2007, partially offset by an increase of $123.1 million in the average balance of interest-bearing liabilities to $20.13 billion for the year ended December 31, 2008, from $20.01 billion for the year ended December 31, 2007.  The decrease in the average cost of interest-bearing liabilities was primarily due to decreases in the average costs of certificates of deposit, borrowings and Liquid CDs.  The increase in the average balance of interest-bearing liabilities was primarily due to increases in the average balances of certificates of deposit and borrowings, partially offset by decreases in the average balances in all other deposit accounts, primarily Liquid CDs.

Interest expense on deposits decreased $62.1 million to $393.9 million for the year ended December 31, 2008, from $456.0 million for the year ended December 31, 2007, primarily due to a decrease in the average cost of total deposits to 3.02% for the year ended December 31, 2008, from 3.45% for the year ended December 31, 2007.  The decrease in the average cost of total deposits was primarily due to the impact of the decline in short-term interest rates over the past year on our certificates of deposit and our Liquid CDs which matured and were replaced at lower interest rates.  The average balance of total deposits decreased $169.7 million.  The decrease in the average balance of total deposits was primarily due to decreases in the average balances of Liquid CDs, savings accounts and money market accounts, primarily as a result of continued competition for these types of deposits, partially offset by an increase in the average balance of certificates of deposit.

Interest expense on Liquid CDs decreased $36.6 million to $36.8 million for the year ended December 31, 2008, from $73.4 million for the year ended December 31, 2007, primarily due to a decrease in the average cost to 3.00% for the year ended December 31, 2008, from 4.73% for the year ended December 31, 2007, coupled with a decrease of $324.6 million in the average balance.  The decrease in the average cost of Liquid CDs reflects the decline in short-term interest rates over the past year.  The decrease in the average balance of Liquid CDs was primarily a result of our decision to maintain our pricing discipline over the past year as short-term interest rates declined.

Interest expense on certificates of deposit decreased $24.7 million to $345.1 million for the year ended December 31, 2008, from $369.8 million for the year ended December 31, 2007, primarily due to a decrease in the average cost to 4.21% for the year ended December 31, 2008, from 4.73% for the year ended December 31, 2007, partially offset by an increase of $368.3 million in the average balance.  The decrease in the average cost of certificates of deposit reflects the impact of the decrease in interest rates over the past year as certificates of deposit at higher rates matured and were replaced at lower interest rates.  During the year ended December 31, 2008, $8.60 billion of certificates of deposit, with a weighted average rate of 4.38% and a weighted average maturity at inception of thirteen months, matured and $9.26 billion of certificates of deposit were issued or repriced, with a weighted average rate of 3.49% and a weighted average maturity at inception of eleven months.  The increase in the average balance of certificates of deposit was primarily a result of the success of our marketing efforts and competitive pricing strategies.

Interest expense on borrowings for the year ended December 31, 2008 decreased $15.4 million to $300.4 million, from $315.8 million for the year ended December 31, 2007, primarily due to a decrease in the average cost to 4.25% for the year ended December 31, 2008, from 4.66% for the year ended December 31, 2007, partially offset by an increase of $292.8 million in the average balance.  The decrease in the average cost of borrowings reflects the impact of the decline in short-term interest rates over the past year on our short-term and variable rate borrowings, coupled with the downward repricing of borrowings which matured and were refinanced during 2008.  The increase in the average balance of borrowings was primarily the result of our use of lower cost borrowings to fund some of our loan growth during the second half of 2007 and the third quarter of 2008.

Provision for Loan Losses

We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  During 2008, the continued deterioration of the housing and real estate markets, and increasing weakness in the overall economy, contributed to an increase in our delinquencies, non-performing loans and net loan charge-offs.  As a geographically diversified residential lender, we have been affected by negative consequences arising from the ongoing economic recession and, in particular, a sharp downturn in the housing industry nationally, as well as economic and housing industry weaknesses in the New York metropolitan area specifically.  We are particularly vulnerable to a job loss recession.  Based on our evaluation of the issues regarding the continued deterioration of the housing and real estate markets and the overall economy, coupled with the increase in and composition of our delinquencies, non-performing loans, net loan charge-offs and overall loan portfolio, we determined that a significant increase in the provision for loan losses was warranted during the year ended December 31, 2008.

The provision for loan losses totaled $69.0 million for the year ended December 31, 2008 and $2.5 million for the year ended December 31, 2007.  The increase in the provision for loan losses for the year ended December 31, 2008, compared to the year ended December 31, 2007, reflects the continued higher levels of non-performing loans and net loan charge-offs experienced since the second half of 2007, coupled with the significant rise in unemployment during the 2008 fourth quarter.  The allowance for loan losses was $119.0 million at December 31, 2008 and $78.9 million at December 31, 2007.  The allowance for loan losses as a percentage of total loans was 0.71% at December 31, 2008 and 0.49% at December 31, 2007.  The allowance for loan losses as a percentage of non-performing loans decreased to 49.88% at December 31, 2008, from 115.97% at December 31, 2007, primarily due to an increase in non-performing loans.  The increase in non-performing loans during 2008 resulted in a deterioration in our ratio of the allowance for loan losses to non-performing loans.  Historically, our non-performing loans have been a negligible percentage of our total loan portfolio and our ratio of the allowance for loan losses to total loans was a more relevant factor in our assessment of the adequacy of the total allowance for loan losses.  As such, our ratio of the allowance for loan losses to non-performing loans was exceptionally high and did not serve as a reasonable measure of the adequacy of our allowance for loan losses.  As our non-performing loans have increased, our ratio of the allowance for loan losses to non-performing loans has been declining and has become a more relevant factor in our assessment process.  We believe the ratio is at an appropriate level after consideration of the composition of our non-performing loans, our recent loss experience and the similar ratios of certain local peers.  The increases in non-performing loans during any period are taken into account when determining the allowance for loan losses because the coverage ratios we apply to our non-performing loans are higher than the coverage ratios applied to our performing loans.  Additionally, as required by our primary regulator, the OTS, we update our collateral values on one-to-four family loans which are 180 days past due.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its fair value less estimated selling costs.  Therefore certain losses inherent in our non-performing one-to-four family loans are being recognized at 180 days of delinquency and accordingly are charged off.  There are no material assumptions relied on by management which may not be apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, delinquencies, charge-off experience and non-accrual and non-performing loans.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2008 and December 31, 2007.

We review our allowance for loan losses on a quarterly basis.  Material factors considered during our quarterly review are our loss experience, the composition and direction of loan delinquencies and the impact of current economic conditions.  Net loan charge-offs totaled $28.9 million, or eighteen basis points of average loans outstanding for the year ended December 31, 2008, compared to $3.5 million, or two basis points of average loans outstanding for the year ended December 31, 2007.  The increase in net loan charge-offs was primarily due to increases in net charge-offs related to one-to-four family and multi-family mortgage loans.

The composition of our loan portfolio, by property type, has remained relatively consistent over the last several years.  At December 31, 2008, our loan portfolio was comprised of 74% one-to-four family mortgage loans, 18% multi-family mortgage loans, 6% commercial real estate loans and 2% other loan categories.  Our average loan-to-value ratios upon origination have been low overall, have been consistent over the past several years and provide some level of protection in the event of default should property values decline.  At December 31, 2008, the average loan-to-value ratio of our mortgage loan portfolio was less than 65% based on current principal balances and original appraisal values.  However, the markets in which we lend have experienced significant declines in real estate values which we have taken into account in evaluating our allowance for loan losses.  No assurance can be given in any particular case that our loan-to-value ratios will provide full protection in the event of borrower default.

Our non-performing loans, which are comprised primarily of mortgage loans, increased $170.5 million to $238.6 million, or 1.43% of total loans, at December 31, 2008, from $68.1 million, or 0.42% of total loans, at December 31, 2007.  This increase, which occurred throughout 2008, was primarily due to an increase in non-performing one-to-four family and multi-family mortgage loans.  Despite the increase in non-performing loans at December 31, 2008, our non-performing loans continue to remain at low levels relative to the size of our loan portfolio.

We continue to adhere to prudent underwriting standards.  We underwrite our one-to-four family mortgage loans primarily based upon our evaluation of the borrower’s ability to pay.  We generally do not obtain updated estimates of collateral value for loans until classified or requested by our Asset Classification Committee, or, in the case of one-to-four family loans, when such loans are 180 days delinquent.  We monitor property value trends in our market areas to determine what impact, if any, such trends may have on our loan-to-value ratios and the adequacy of the allowance for loan losses.  Based on our review of property value trends, including updated estimates of collateral value on classified loans and related loan charge-offs, we believe the deterioration in the housing market continues to have a negative impact on the value of our non-performing loan collateral as of December 31, 2008.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality.”

Non-Interest Income

Non-interest income for the year ended December 31, 2008 decreased $64.6 million to $11.2 million, from $75.8 million for the year ended December 31, 2007,  primarily due to an OTTI charge of $77.7 million for the year ended December 31, 2008, compared to $20.5 million for the year ended December 31, 2007.   For further discussion of the OTTI charges, see “Executive Summary” and “Critical Accounting Policies - Securities Impairment.”  In addition, gain on sales of securities, other non-interest income and mortgage banking income, net, decreased for the year ended December 31, 2008, compared to the year ended December 31, 2007.  The decrease in gain on sales of securities is the result of a gain of $2.2 million related to the sale of an equity security in 2007.  There were no sales of securities during 2008.  Other non-interest income decreased $1.8 million to $6.1 million for the year ended December 31, 2008, primarily due to a gain recognized in the 2007 second quarter related to insurance proceeds from an individual life insurance policy on a former executive.

Mortgage banking loss/income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, decreased $1.8 million to a net loss of $457,000 for the year ended December 31, 2008, compared to net income of $1.3 million for the year ended December 31, 2007.  This decrease was primarily due to the provision recorded in the valuation allowance for the impairment of MSR of $2.4 million for the year ended December 31, 2008, compared to $951,000 for the year ended December 31, 2007.  The increase in the provision for the year ended December 31, 2008, compared to the year ended December 31, 2007, reflects the lack of market demand for MSR due to the turmoil in the credit market which has negatively impacted the pricing of loan servicing, coupled with an increase in the projected loan prepayment speeds at December 31, 2008.

Non-Interest Expense

Non-interest expense increased $2.0 million to $233.3 million for the year ended December 31, 2008, from $231.3 million for the year ended December 31, 2007.  The increase in non-interest expense was attributable to increases in compensation and benefits expense, occupancy, equipment and systems expense, federal deposit insurance premiums and advertising expense, partially offset by a decrease in other expense.  Our percentage of general and administrative expense to average assets was 1.07% for the years ended December 31, 2008 and 2007.

As a result of the failures of a number of banks and thrifts during 2008, there have been significant losses incurred by the DIF, resulting in a decline in the DIF reserve ratio below the minimum reserve ratio of 1.15%.  In response, on October 7, 2008, the FDIC adopted a restoration plan and proposal to increase the DIF through an increase in the rates banks pay for deposit insurance beginning in 2009.  As currently written, the proposal will result in a significant increase in our federal deposit insurance premiums which will have a material impact on our results of operations beginning in 2009.  For further discussion of the FDIC restoration plan and proposal, see Item 1, “Business – Regulation and Supervision” and Item 1A, “Risk Factors.”

Our net periodic pension cost, which totaled $2.5 million for the year ended December 31, 2008 and is included in compensation and benefits expense, is expected to increase to approximately $14.5 million for the year ending December 31, 2009.  This increase is primarily the result of a decrease in the fair value of pension plan assets resulting from the decline in the equities markets during 2008 which contributed to the significant increase in the net actuarial loss included in accumulated other comprehensive loss as of December 31, 2008.

Income Tax Expense

For the year ended December 31, 2008, income tax expense totaled $29.0 million, representing an effective tax rate of 27.8%, compared to $50.7 million, representing an effective tax rate of 28.9%, for the year ended December 31, 2007.  The decrease in the effective tax rate for the year ended December 31, 2008 was primarily the result of a decrease in pre-tax book income without any significant change in the amount of permanent differences, such as tax exempt income, coupled with a decrease in net unrecognized tax benefits and related accrued interest resulting from the release of accruals for previous tax positions that statutorily expired during the 2008 third quarter.  For additional information regarding net unrecognized tax benefits, see Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

Securities decreased $968.8 million to $4.37 billion at December 31, 2007, from $5.34 billion at December 31, 2006.  This decrease, which reflects our strategy of reducing the securities portfolio, was primarily the result of principal payments received.  At December 31, 2007, our securities portfolio is comprised primarily of fixed rate REMIC and CMO securities.  The amortized cost of our fixed rate

REMICs and CMOs totaled $4.27 billion at December 31, 2007 and had a weighted average current coupon of 4.27%, a weighted average collateral coupon of 5.73% and a weighted average life of 3.1 years.

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

Stockholders’ equity decreased to $1.21 billion at December 31, 2007, from $1.22 billion at December 31, 2006.  The decrease in stockholders' equity was the result of dividends declared of $95.2 million and common stock repurchased of $80.1 million.  These decreases were partially offset by net income of $124.8 million, other comprehensive income, net of tax, of $18.9 million, stock-based compensation and the allocation of shares held by the ESOP of $16.3 million and the effect of stock options exercised and related tax benefit of $11.3 million.  The increase in other comprehensive income is primarily due to the net increase in the fair value of our securities available-for-sale, due primarily to the write-down of the Freddie Mac preferred stock, coupled with an increase in the funded status of our pension and other postretirement benefits plans at December 31, 2007 as compared to December 31, 2006.

Results of Operations

General

Net income for the year ended December 31, 2007 decreased $50.1 million to $124.8 million, from $174.9 million for the year ended December 31, 2006.  Diluted earnings per common share decreased to $1.36 per share for the year ended December 31, 2007, from $1.80 per share for the year ended December 31, 2006.  Return on average assets decreased to 0.58% for the year ended December 31, 2007, from 0.80% for the year ended December 31, 2006.  Return on average stockholders’ equity decreased to 10.39% for the year ended December 31, 2007, from 13.73% for the year ended December 31, 2006.  Return on average tangible stockholders’ equity decreased to 12.28% for the year ended December 31, 2007, from 16.06% for the year ended December 31, 2006.  The decreases in the returns on average assets, average stockholders’ equity and average tangible stockholders’ equity for the year ended December 31, 2007, compared to the year ended December 31, 2006, were primarily due to the decrease in net income.

Our results of operations for the year ended December 31, 2007 include a $20.5 million, before-tax ($13.3 million, after-tax), OTTI charge to reduce the carrying amount of our investment in two issues of Freddie Mac perpetual preferred securities to the securities’ market values totaling $83.0 million at December 31, 2007.  This charge reduced diluted earnings per common share by $0.14 per share for the year ended

December 31, 2007.  This charge also reduced our return on average assets by 6 basis points, return on average stockholders’ equity by 111 basis points, and return on average tangible stockholders’ equity by 131 basis points.  For a further discussion of the OTTI charge, see “Critical Accounting Policies - Securities Impairment.”

Net Interest Income

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

Interest income on one-to-four family mortgage loans increased $77.8 million to $587.9 million for the year ended December 31, 2007, from $510.1 million for the year ended December 31, 2006, which was primarily the result of an increase of $1.01 billion in the average balance of such loans, coupled with an increase in the average yield to 5.35% for the year ended December 31, 2007, from 5.11% for the year ended December 31, 2006.  The increase in the average balance of one-to-four family mortgage loans was the result of strong levels of originations and purchases which have outpaced the levels of repayments over the past year.  The increase in the average yield on one-to-four family mortgage loans was primarily due to the impact of the upward repricing of our ARM loans, coupled with new originations at higher interest rates than the rates on the loans being repaid.

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

Interest income on mortgage-backed and other securities decreased $48.5 million to $219.0 million for the year ended December 31, 2007, from $267.5 million for the year ended December 31, 2006.  This decrease was primarily the result of a decrease of $1.10 billion in the average balance of the portfolio, reflecting our strategy of reducing the securities portfolio.  The average yield was 4.52% for the year ended December 31, 2007 and 4.50% for the year ended December 31, 2006.

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

Interest expense on certificates of deposit increased $51.0 million to $369.8 million for the year ended December 31, 2007, from $318.8 million for the year ended December 31, 2006, primarily due to an increase in the average cost to 4.73% for the year ended December 31, 2007, from 4.23% for the year ended December 31, 2006, coupled with an increase of $283.9 million in the average balance.  During the year ended December 31, 2007, $7.17 billion of certificates of deposit, with a weighted average rate of 4.73% and a weighted average maturity at inception of fifteen months, matured and $6.98 billion of certificates of deposit were issued or repriced, with a weighted average rate of 4.88% and a weighted average maturity at inception of ten months.  Interest expense on Liquid CDs increased $22.9 million to $73.4 million for the year ended December 31, 2007, from $50.5 million for the year ended December 31, 2006, primarily due to an increase of $457.2 million in the average balance, coupled with an increase in the average cost to 4.73% for the year ended December 31, 2007, from 4.62% for the year ended December 31, 2006.  The increases in the average balances of Liquid CDs and certificates of deposit were primarily a result of the success of our marketing efforts and competitive pricing strategies throughout 2006 and the first half of 2007 which focused on attracting these types of deposits. However, certain larger financial institutions continued to offer retail deposits at above market rates during the second half of 2007 even as short-term market rates declined.  Although we experienced net deposit outflows in the second half of 2007 as we maintained our pricing discipline, the increase in deposits in the first half of 2007 was sufficient to result in the increase of the average balances of Liquid CDs and certificates of deposit for the year.

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

Provision for Loan Losses

The provision for loan losses totaled $2.5 million for the year ended December 31, 2007, reflecting the higher levels of non-performing loans and net loan charge-offs experienced during the second half of 2007.  No provision for loan losses was recorded for the year ended December 31, 2006.  The allowance for loan losses was $78.9 million at December 31, 2007 and $79.9 million at December 31, 2006.  The allowance for loan losses as a percentage of non-performing loans decreased to 115.97% at December 31, 2007, from 189.84% at December 31, 2006, primarily due to an increase in non-performing loans.  The allowance for loan losses as a percentage of total loans was 0.49% at December 31, 2007 and 0.53% at December 31, 2006.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, charge-off experience and non-accrual and non-performing loans.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2007 and December 31, 2006.

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

Our non-performing loans, which are comprised primarily of mortgage loans, increased $26.0 million to $68.1 million, or 0.42% of total loans, at December 31, 2007, from $42.1 million, or 0.28% of total loans, at December 31, 2006.  This increase was primarily due to an increase in non-performing one-to-four family mortgage loans and occurred primarily during the second half 2007.  Despite the increase in non-performing loans at December 31, 2007, our non-performing loans continue to remain at low levels relative to the size of our loan portfolio.  We sold non-performing mortgage loans totaling $10.4 million, primarily multi-family and commercial real estate loans, during the year ended December 31, 2007.  For further discussion of the sale of these loans, including the impact the sale may have had on our non-performing loans, non-performing assets and related ratios at December 31, 2007, see “Asset Quality.”

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

Non-Interest Income

Non-interest income for the year ended December 31, 2007 decreased $15.6 million to $75.8 million, from $91.4 million for the year ended December 31, 2006.  This decrease was primarily due to the $20.5 million OTTI charge, previously discussed under “Critical Accounting Policies - Securities Impairment,” and a decrease of $3.5 million in mortgage banking income, net.  These decreases were partially offset by an increase of $6.4 million in other non-interest income, primarily due to the $5.5 million charge for the termination of our interest rate swap agreements in the 2006 first quarter, and a net gain on sales of securities in 2007 of $2.2 million related to the sale of an equity security.  There were no sales of securities in 2006.

Mortgage banking income, net, decreased $3.5 million to $1.3 million for the year ended December 31, 2007, from $4.8 million for the year ended December 31, 2006.  This decrease was primarily due to a provision recorded in the valuation allowance for the impairment of MSR of $951,000 for the year ended December 31, 2007, compared to a recovery of $2.0 million for the year ended December 31, 2006.  The provision recorded for the year ended December 31, 2007 primarily reflects the lack of current market demand for MSR due to the turmoil in the credit market which has negatively impacted the pricing of loan servicing.  The recovery recorded for the year ended December 31, 2006 primarily reflected the decrease in projected loan prepayment speeds at December 31, 2006 compared to December 31, 2005.

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

Asset Quality

As previously discussed, the composition of our loan portfolio, by property type, has remained relatively consistent over the last several years.  At December 31, 2008, our loan portfolio was comprised of 74% one-to-four family mortgage loans, 18% multi-family mortgage loans, 6% commercial real estate loans and 2% other loan categories.  This compares to 73% one-to-four family mortgage loans, 18% multi-family mortgage loans, 6% commercial real estate loans and 3% other loan categories at December 31, 2007.  At December 31, 2008, 80% of our one-to-four family mortgage loan portfolio and 85% of our total mortgage loan portfolio is comprised of full documentation loans. At December 31, 2007, 75% of our one-to-four family mortgage loan portfolio and 82% of our total mortgage loan portfolio is comprised of full documentation loans.

The following table provides further details on the composition of our one-to-four family and multi-family and commercial real estate mortgage loan portfolios in dollar amounts and in percentages of the portfolio at the dates indicated.

	At December 31,
	2008		2007
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
One-to-four family:
Full documentation interest-only (1)	$5,501,989	44.55%	$5,415,787	46.57%
Full documentation amortizing	4,389,618	35.54	3,320,047	28.55
Reduced documentation interest-only (1)(2)	1,911,160	15.48	2,230,041	19.18
Reduced documentation amortizing (2)	546,850	4.43	662,395	5.70
Total one-to-four family	$12,349,617	100.00%	$11,628,270	100.00%
Multi-family and commercial real estate:
Full documentation amortizing	$3,146,103	81.66%	$3,337,692	83.92%
Full documentation interest-only	706,687	18.34	639,666	16.08
Total multi-family and commercial real estate	$3,852,790	100.00%	$3,977,358	100.00%

(1)
Includes interest-only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaling $4.41 billion at December 31, 2008 and $5.34 billion at December 31, 2007.

(2)
Includes SISA loans totaling $359.2 million at December 31, 2008 and $412.3 million at December 31, 2007 and Super Streamline loans totaling $36.9 million at December 31, 2008 and $47.3 million at December 31, 2007.

We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.  Prior to 2006 we would underwrite our one-to-four family interest-only hybrid ARM loans using the initial note rate, which may have been a discounted rate.  In 2006, we began underwriting our one-to-four family interest-only hybrid ARM loans based on a fully amortizing loan (in effect, underwriting interest-only hybrid ARM loans as if they were amortizing hybrid ARM loans).  Additionally, effective in 2007, we began underwriting our one-to-four family interest-only hybrid ARM loans at the higher of the fully indexed rate or the initial note rate.  In 2009, we began underwriting our one-to-four family interest-only and amortizing hybrid ARM loans at the higher of the fully indexed rate, the initial note rate or 6.00%.  Our reduced documentation loans are comprised primarily of SIFA loans.  To a lesser extent, our portfolio of reduced documentation loans also includes SISA loans and Super Streamline loans.  During the 2007 second quarter, we discontinued originating SISA and Super Streamline loans and during the 2007 fourth quarter, we discontinued originating SIFA loans.

Within our portfolio of one-to-four family mortgage loans, we have loans to borrowers who had credit (FICO) scores of 660 or below at the time of origination.  As a portfolio lender, we underwrite our loans considering all credit criteria, as well as collateral value, and do not base our underwriting decisions solely on FICO scores.  We believe the aforementioned loans, when originated, were amply collateralized and otherwise conformed to our prime lending standards and do not present a greater risk of collectibility or other asset quality risk compared to loans in our portfolio to other borrowers with higher credit scores.  These loans are not a material component of our one-to-four family mortgage loan portfolio.

Non-Performing Assets

Effective January 1, 2008, we revised our presentation of non-performing mortgage loans to report mortgage loans which have missed only two payments as 60-89 days delinquent instead of as non-accrual, which had been our previous practice.  This change was implemented to improve the transparency of loan migration through delinquency status (i.e., 30, 60 and 90 days delinquent); to be consistent with our presentation for reporting non-accrual consumer and other loans; and to improve comparability of our non-performing loan disclosures with other institutions.  Under our revised presentation, mortgage loans are classified as non-accrual when such loans become 90 days delinquent as to their payment due date (missed three payments).  Under our previous presentation, mortgage loans were classified as non-accrual when such loans became 90 days delinquent as to their interest due, even though in many instances the borrower had only missed two payments.  At December 31, 2008, substantially all of the mortgage loans reported as 60-89 days delinquent would have been reported as non-accrual under the previous presentation.  Loans which had missed two payments and were previously reported as non-accrual totaling $38.3 million as of December 31, 2007, $17.3 million as of December 31, 2006, $28.1 million as of December 31, 2005 and $12.3 million as of December 31, 2004 have been reclassified from non-accrual to 60-89 days delinquent to conform to the current year presentation.  All of the asset quality information presented as of December 31, 2007, 2006, 2005 and 2004 has been revised to conform to the current year presentation.

The following table sets forth information regarding non-performing assets.

	At December 31,
(Dollars in Thousands)	2008	2007	2006	2005	2004
Non-accrual delinquent mortgage loans (1)	$236,366	$66,126	$40,805	$36,209	$19,141
Non-accrual delinquent consumer and other loans	2,221	1,476	818	500	544
Mortgage loans delinquent 90 days or more and still accruing interest (2)	33	474	488	176	573
Total non-performing loans	238,620	68,076	42,111	36,885	20,258
REO, net (3)	25,481	9,115	627	1,066	920
Total non-performing assets	$264,101	$77,191	$42,738	$37,951	$21,178
Non-performing loans to total loans	1.43%	0.42%	0.28%	0.26%	0.15%
Non-performing loans to total assets	1.09	0.31	0.20	0.16	0.09
Non-performing assets to total assets	1.20	0.36	0.20	0.17	0.09

(1)
Includes multi-family and commercial real estate loans totaling $51.1 million, $5.1 million, $13.1 million, $18.6 million, and $5.3 million at December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

(2)	Mortgage loans delinquent 90 days or more and still accruing interest consist primarily of loans delinquent 90 days or more as to their maturity date but not their interest due.
(3)	REO is net of allowance for losses totaling $2.0 million at December 31, 2008 and $493,000 at December 31, 2007. There was no allowance for losses at December 31, 2006, 2005 and 2004.

Total non-performing assets increased $186.9 million to $264.1 million at December 31, 2008, from $77.2 million at December 31, 2007.  Non-performing loans, the most significant component of non-performing assets, increased $170.5 million to $238.6 million at December 31, 2008, from $68.1 million at December 31, 2007.  The increases in non-performing assets and non-performing loans were primarily due to increases in non-performing one-to-four family and multi-family mortgage loans.  In addition, REO increased during 2008, contributing to the increase in non-performing assets.  The continued deterioration of the housing and real estate markets during 2008, as well as the overall weakness in the economy, particularly rising unemployment, continued to contribute to an increase in our non-performing loans.  The increase in one-to-four family non-performing mortgage loans reflects a greater concentration in non-performing reduced documentation loans.  Reduced documentation loans represent only 20% of the one-to-four family mortgage loan portfolio, yet represent 61% of the one-to-four family non-performing mortgage loans at December 31, 2008.  Despite the increase in non-performing loans at December 31, 2008, our non-performing loans continue to remain at low levels in relation to the size of our loan portfolio.  The ratio of non-performing loans to total loans increased to 1.43% at December 31, 2008, from 0.42% at December 31, 2007.  Our ratio of non-performing assets to total assets increased to 1.20% at December 31, 2008, from 0.36% at December 31, 2007.  The allowance for loan losses as a percentage of total non-performing loans decreased to 49.88% at December 31, 2008, from 115.97% at December 31, 2007.  The allowance for loan losses as a percentage of total loans increased to 0.71% at December 31, 2008, from 0.49% at December 31, 2007.

We sold delinquent and non-performing mortgage loans totaling $15.5 million during the year ended December 31, 2008, primarily one-to-four family and multi-family loans, and $10.4 million during the year ended December 31, 2007, primarily multi-family and commercial real estate loans.  The sale of these loans did not have a material impact on our non-performing loans, non-performing assets and related ratios at December 31, 2008 and 2007.

The following table provides further details on the composition of our non-performing one-to-four family and multi-family and commercial real estate mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At December 31,
	2008		2007
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Non-performing loans:

One-to-four family:
Full documentation interest-only	$50,636	28.52%	$16,748	27.79%
Full documentation amortizing	18,565	10.46	11,357	18.85
Reduced documentation interest-only	92,863	52.30	21,896	36.33
Reduced documentation amortizing	15,478	8.72	10,260	17.03
Total one-to-four family	$177,542	100.00%	$60,261	100.00%

Multi-family and commercial real estate:
Full documentation amortizing	$43,097	84.35%	$5,067	100.00%
Full documentation interest-only	7,995	15.65	-	-
Total multi-family and commercial real estate	$51,092	100.00%	$5,067	100.00%

At December 31, 2008, the geographic composition of our non-performing one-to-four family mortgage loans was relatively consistent with the geographic composition of our one-to-four family mortgage loan portfolio and, as of December 31, 2008, did not indicate a significant negative trend in any one particular geographic location (other than Florida where only 3% of our one-to-four family mortgage loans are situated) as detailed in the following table.

	At December 31, 2008
				Percent of
			Total	Total	Non-Performing
		Percent of	Non-Performing	Non-Performing	Loans
	Total	Total	One-to-Four	One-to-Four	as Percent
	One-to-Four	One-to-Four	Family	Family	of State/DC
(Dollars in Millions)	Family Loans	Family Loans	Loans	Loans	Totals
State/DC:
New York Metro (1)	$5,235.1	42%	$50.2	29%	0.96%
California	1,366.2	11	28.3	16	2.07
Illinois	1,305.7	11	21.8	12	1.67
Virginia	942.9	8	17.9	10	1.90
Maryland	879.1	7	21.2	12	2.41
Massachusetts	839.1	7	7.5	4	0.89
Florida	315.1	3	15.3	9	4.86
Washington	291.1	2	-	-	-
Georgia	162.0	1	2.5	1	1.54
Pennsylvania	131.4	1	1.7	1	1.29
Washington, D.C.	129.7	1	2.5	1	1.93
North Carolina	125.5	1	1.1	1	0.88
All other states (2)	626.7	5	7.5	4	1.20
Total	$12,349.6	100%	$177.5	100%	1.44%

(1)	Includes New York, New Jersey and Connecticut
(2)	Includes 27 states

If all non-accrual loans at December 31, 2008, 2007 and 2006 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $15.7 million for the year ended December 31, 2008, $6.7 million for the year ended December 31, 2007 and $3.5 million for the year ended December 31, 2006.  This compares to actual payments recorded as interest income, with respect to such loans, of $7.1 million for the year ended December 31, 2008, $4.0 million for the year ended December 31, 2007 and $1.8 million for the year ended December 31, 2006.  The foregone interest data for the years ended December 31, 2007 and 2006 have not been adjusted for the revised presentation of non-accrual loans and, therefore, reflects foregone interest based on non-accrual loans totaling $105.9 million at December 31, 2007 and $58.9 million at December 31, 2006, as previously reported.

We may from time to time agree to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.  Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms.  At December 31, 2008, loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $6.9 million.  Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to performing status.  Restructured accruing loans totaled $1.1 million at December 31, 2008, $1.2 million at December 31, 2007, $1.5 million at December 31, 2006, $1.6 million at December 31, 2005 and $2.8 million at December 31, 2004.

In addition to non-performing assets, we had $84.2 million of potential problem loans at December 31, 2008, compared to $39.1 million at December 31, 2007.  Such loans include loans which are 60-89 days delinquent as shown in the following table and certain other internally classified loans.

Delinquent Loans

The following table shows a comparison of delinquent loans at December 31, 2008, 2007 and 2006.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days		60-89 Days		90 Days or More
	Number		Number		Number
	of		of		of
(Dollars in Thousands)	Loans	Amount	Loans	Amount	Loans	Amount
At December 31, 2008:
Mortgage loans:
One-to-four family	465	$145,989	135	$50,749	489	$177,542
Multi-family	64	63,015	16	13,125	50	50,392
Commercial real estate	11	16,612	4	5,123	1	700
Construction	1	1,133	-	-	5	7,765
Consumer and other loans	119	3,085	45	1,065	43	2,221
Total delinquent loans	660	$229,834	200	$70,062	588	$238,620
Delinquent loans to total loans		1.38%		0.42%		1.43%

At December 31, 2007:
Mortgage loans:
One-to-four family	327	$111,757	96	$29,275	204	$60,261
Multi-family	34	25,701	9	9,133	11	5,067
Commercial real estate	5	1,992	-	-	-	-
Construction	2	2,839	-	-	2	1,272
Consumer and other loans	96	2,136	30	673	41	1,476
Total delinquent loans	464	$144,425	135	$39,081	258	$68,076
Delinquent loans to total loans		0.89%		0.24%		0.42%

At December 31, 2006:
Mortgage loans:
One-to-four family	351	$100,551	52	$13,455	109	$27,761
Multi-family	49	31,384	8	3,655	13	10,972
Commercial real estate	9	5,436	1	287	4	2,560
Consumer and other loans	119	2,280	38	642	33	818
Total delinquent loans	528	$139,651	99	$18,039	159	$42,111
Delinquent loans to total loans		0.93%		0.12%		0.28%

Allowance for Losses

The following table sets forth changes in our allowances for losses on loans and REO for the periods indicated.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2008	2007	2006	2005	2004
Allowance for losses on loans:
Balance at beginning of year	$78,946	$79,942	$81,159	$82,758	$83,121
Provision charged to operations	69,000	2,500	-	-	-
Charge-offs:
One-to-four family	(17,973)	(1,407)	(89)	(749)	(231)
Multi-family	(9,249)	(73)	(967)	-	-
Commercial real estate	(190)	(243)	(197)	(650)	-
Construction	(1,484)	(1,454)	-	-	-
Consumer and other loans	(1,258)	(752)	(312)	(706)	(656)
Total charge-offs	(30,154)	(3,929)	(1,565)	(2,105)	(887)
Recoveries:
One-to-four family	911	72	30	140	78
Multi-family	9	-	-	34	-
Commercial real estate	-	197	-	-	-
Construction	113	-	-	-	-
Consumer and other loans	204	164	318	332	446
Total recoveries	1,237	433	348	506	524
Net charge-offs	(28,917)	(3,496)	(1,217)	(1,599)	(363)
Balance at end of year	$119,029	$78,946	$79,942	$81,159	$82,758

Net charge-offs to average loans outstanding	0.18%	0.02%	0.01%	0.01%	0.00%
Allowance for loan losses to total loans	0.71	0.49	0.53	0.56	0.62
Allowance for loan losses to non-performing loans	49.88	115.97	189.84	220.03	408.52

Allowance for losses on REO:
Balance at beginning of year	$493	$-	$-	$-	$-
Provision charged to operations	2,695	493	121	56	-
Charge-offs	(1,583)	-	(121)	(56)	-
Recoveries	423	-	-	-	-
Balance at end of year	$2,028	$493	$-	$-	$-

The following table sets forth our allocation of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated.

	At December 31,
	2008		2007		2006
		% of Loans		% of Loans		% of Loans
		to		to		to
(Dollars in Thousands)	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
One-to-four family	$71,082	74.42%	$41,400	72.51%	$35,242	68.67%
Multi-family	29,124	17.55	17,550	18.36	19,413	20.09
Commercial real estate	9,412	5.67	10,325	6.43	11,768	7.40
Construction	2,507	0.34	2,212	0.48	2,119	0.94
Consumer and other loans	6,904	2.02	7,459	2.22	11,400	2.90
Total allowance for loan losses	$119,029	100.00%	$78,946	100.00%	$79,942	100.00%

	At December 31,
	2005		2004
		% of Loans		% of Loans
		to		to
(Dollars in Thousands)	Amount	Total Loans	Amount	Total Loans
One-to-four family	$34,051	68.24%	$36,697	68.68%
Multi-family	19,818	19.77	18,124	19.41
Commercial real estate	11,437	7.52	11,785	7.17
Construction	2,071	0.96	1,996	0.89
Consumer and other loans	13,782	3.51	14,156	3.85
Total allowance for loan losses	$81,159	100.00%	$82,758	100.00%

The increase in the allowance for loan losses allocated to one-to-four family mortgage loans at December 31, 2008, compared to December 31, 2007, reflects the increase in and composition of our loan delinquencies, non-performing loans, net loan charge-offs and overall one-to-four family mortgage loan portfolio, as well as our evaluation of the continued deterioration of the housing and real estate markets and increasing weakness in the overall economy, particularly the accelerating pace of job losses.  The increase in the allowance for loan losses allocated to multi-family loans at December 31, 2008, compared to December 31, 2007, was primarily attributable to an increase in the levels of delinquencies and adversely classified multi-family loans.  The decrease in the allowance for loan losses allocated to commercial real estate loans at December 31, 2008, compared to December 31, 2007, reflects the decrease in the portfolio balance, coupled with the low level of actual net loan charge-offs we have experienced with commercial real estate loans.  The increase in the allowance for loan losses allocated to construction loans at December 31, 2008, compared to December 31, 2007, is primarily related to the increase in delinquencies and adversely classified construction loans, partially offset by a reduction in the portfolio balance.  The decrease in the allowance for loan losses allocated to consumer and other loans at December 31, 2008, compared to December 31, 2007, is primarily attributable to a decrease in this portfolio, as well as the low level of actual net loan charge-offs associated with such loans.  The portion of the allowance for loan losses allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance is available for losses applicable to the entire loan portfolio.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2008, 2007, 2006, 2005 and 2004.

Impact of Recent Accounting Standards and Interpretations

In December 2008, the FASB issued Staff Position, or FSP, No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The FSP clarifies that the objectives of the disclosures about postretirement benefit plan assets are to provide users of financial statements with an understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets.  In addition, the FSP expands the disclosures related to these overall objectives.  The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009.  Upon initial application, the disclosures are not required for earlier periods that are presented for comparative purposes, although earlier application is permitted.

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

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods.  The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment activity.  The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities.  Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the underlying collateral is located, seasonal factors, demographic variables and the assumability of the underlying mortgages.

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

The Gap Table includes $2.88 billion of callable borrowings classified according to their maturity dates, primarily in the more than three years to five years category and the more than five years category, which are callable within one year and at various times thereafter.  The classifications of callable borrowings according to their maturity dates are based on our experience with, and expectations of, these types of instruments and the current interest rate environment.

As indicated in the Gap Table, our one-year cumulative gap at December 31, 2008 was negative 19.06% compared to negative 24.01% at December 31, 2007.  The change in our one-year cumulative gap is primarily due to a decrease in projected borrowings maturing and/or repricing at December 31,

2008 as compared to December 31, 2007, partially offset by a decrease in projected mortgage loan and securities repayments at December 31, 2008 as compared to December 31, 2007.

	At December 31, 2008
		More than	More than
		One Year	Three Years
	One Year	to	to	More than
(Dollars in Thousands)	or Less	Three Years	Five Years	Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$4,372,594	$5,142,636	$6,363,209	$149,292	$16,027,731
Consumer and other loans (1)	308,911	2,848	1,413	20,363	333,535
Repurchase agreements	24,060	-	-	-	24,060
Securities available-for-sale	193,885	270,162	232,185	710,418	1,406,650
Securities held-to-maturity	391,238	647,103	521,171	1,091,171	2,650,683
FHLB-NY stock	-	-	-	211,900	211,900
Total interest-earning assets	5,290,688	6,062,749	7,117,978	2,183,144	20,654,559
Net unamortized purchase premiums and deferred costs (2)	32,712	35,486	44,547	(1,864)	110,881
Net interest-earning assets (3)	5,323,400	6,098,235	7,162,525	2,181,280	20,765,440
Interest-bearing liabilities:
Savings	233,726	389,454	389,454	820,156	1,832,790
Money market	128,878	78,990	78,990	2,277	289,135
NOW and demand deposit	115,843	231,698	231,698	887,677	1,466,916
Liquid CDs	981,733	-	-	-	981,733
Certificates of deposit	6,290,567	2,215,853	402,930	-	8,909,350
Borrowings, net	1,762,438	2,374,256	1,099,714	1,728,866	6,965,274
Total interest-bearing liabilities	9,513,185	5,290,251	2,202,786	3,438,976	20,445,198
Interest sensitivity gap	(4,189,785)	807,984	4,959,739	(1,257,696)	$320,242
Cumulative interest sensitivity gap	$(4,189,785)	$(3,381,801)	$1,577,938	$320,242

Cumulative interest sensitivity gap as a percentage of total assets	(19.06)%	(15.38)%	7.18%	1.46%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	55.96%	77.16%	109.28%	101.57%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.
(2)	Net unamortized purchase premiums and deferred costs are prorated.
(3)	Includes securities available-for-sale at amortized cost.

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning January 1, 2009 would decrease by approximately 4.37% from the base projection.  At December 31, 2007, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2008 would have decreased by approximately 9.85% from the base projection.  The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indexes are below 2.00%.  However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning January 1, 2009 would increase by approximately 1.77% from the base projection.  At December 31, 2007, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2008 would have increased by approximately 3.33% from the base projection.

Various shortcomings are inherent in both the Gap Table and NII sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, although our NII sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from BOLI and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning January 1, 2009 would increase by approximately $4.4 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning January 1, 2009 would decrease by approximately $2.9 million with respect to these items alone.

For information regarding our credit risk, see “Asset Quality,” in Item 7, “MD&A.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For our Consolidated Financial Statements, see the index on page 91.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

George L. Engelke, Jr., our Chairman and Chief Executive Officer, and Frank E. Fusco, our Executive Vice President, Treasurer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2008.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See page 92 for our Management Report on Internal Control Over Financial Reporting and page 93 for the related Report of Independent Registered Public Accounting Firm.

The Sarbanes-Oxley Act Section 302 Certifications regarding the quality of our public disclosures have been filed with the SEC as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers who are not directors of Astoria Financial Corporation is presented in the tables under the headings “Board Nominees, Directors and Executive Officers,” “Committees and Meetings of the Board” and “Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 20, 2009, which will be filed with the SEC within 120 days from December 31, 2008, and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of our Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is presented under the heading “Committees and Meetings of the Board” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 20, 2009, which will be filed with the SEC within 120 days from December 31, 2008, and is incorporated herein by reference.

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

During the year ended December 31, 2008, there were no material changes to procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive (and director) compensation is included under the headings “Transactions with Certain Related Parties,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal

Year-End Table,” “Option Exercises and Stock Vested Table,” “Pension Benefits Table,” “Potential Payments upon Termination or Change in Control,” “Director Compensation,” including related narratives, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 20, 2009 which will be filed with the SEC within 120 days from December 31, 2008, and is incorporated herein by reference.

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

Information relating to security ownership of certain beneficial owners and management is included under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 20, 2009, which will be filed with the SEC within 120 days from December 31, 2008, and is incorporated herein by reference.

The following table provides information as of December 31, 2008 with respect to compensation plans, including individual compensation arrangements, under which equity securities of Astoria Financial Corporation are authorized for issuance:

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,758,089	$ 21.67	3,283,509

Equity compensation plans not approved by security holders	-	-	-
Total (2)	8,758,089	$ 21.67	3,283,509

(1)
Excluded is any employee benefit plan that is intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code, such as the Astoria Federal ESOP and the Astoria Federal Incentive Savings Plan.  Also excluded are 831,982 shares of our common stock which represent unvested restricted stock awards made pursuant to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan, and 14,440 shares of our common stock which represent unvested restricted stock awards made pursuant to the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, or the 2007 Director Stock Plan, since such shares, while unvested, were issued and outstanding as of December 31, 2008.  The only equity security issuable under the equity compensation plans referenced in the table is our common stock and the only equity compensation plans are stock option plans or arrangements which provide for the issuance of our common stock upon the exercise of options.  In addition, the 2005 Employee Stock Plan also provides for the grant of equity settled stock appreciation rights and awards of restricted stock or equity settled restricted stock units and the 2007 Director Stock Plan provides for awards of restricted stock.  Of the number of securities to be issued and the number of securities remaining available in the above table, 1,217,200 and 3,197,949, respectively, were authorized pursuant to the 2005 Employee Stock Plan and of the number of securities remaining available in the above table, 85,560 were authorized pursuant to the 2007 Director Stock Plan.

(2)
Of the shares available for future issuance, 3,197,949 were authorized pursuant to the 2005 Employee Stock Plan and 85,560 were authorized pursuant to the 2007 Director Stock Plan as of December 31, 2008. Both plans provide for automatic adjustments to outstanding options or grants upon certain changes in capitalization. In the event of any stock split, stock dividend or other event generally affecting the number of shares of our common stock held by each person who is then a record holder of our common stock, the number of shares covered by each outstanding option, grant or award and the number of shares available for grant under the plans shall be adjusted to account for such event.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is included under the headings “Transactions with Certain Related Persons,” “Compensation Committee Interlocks and Insider Participation” and “Director Independence” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 20, 2009, which will be filed with the SEC within 120 days from December 31, 2008, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services and the pre-approval of such services and fees is included under the headings “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees,” and in the related narrative, in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 20, 2009, which will be filed with the SEC within 120 days from December 31, 2008, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

See Index to Consolidated Financial Statements on page 91.

2.	Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, “Financial Statements and Supplementary Data.”

(b)	Exhibits

See Index of Exhibits on page 138.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

/s/	George L. Engelke, Jr.	Date:	February 27, 2009
George L. Engelke, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	NAME	DATE

/s/	George L. Engelke, Jr.	February 27, 2009
George L. Engelke, Jr.
Chairman and Chief Executive Officer

/s/	Monte N. Redman	February 27, 2009
Monte N. Redman
President and Chief Operating Officer

/s/	Frank E. Fusco	February 27, 2009
Frank E. Fusco
Executive Vice President, Treasurer and
Chief Financial Officer

/s/	Gerard C. Keegan	February 27, 2009
Gerard C. Keegan
Vice Chairman, Chief Administrative
Officer and Director

/s/	Andrew M. Burger	February 27, 2009
Andrew M. Burger
Director

/s/	Denis J. Connors	February 27, 2009
Denis J. Connors
Director

/s/	Thomas J. Donahue	February 27, 2009
Thomas J. Donahue
Director

/s/	Peter C. Haeffner, Jr.	February 27, 2009
Peter C. Haeffner, Jr.
Director

/s/	Ralph F. Palleschi	February 27, 2009
Ralph F. Palleschi
Director

/s/	Thomas V. Powderly	February 27, 2009
Thomas V. Powderly
Director

/s/	Leo J. Waters	February 27, 2009
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

Astoria Financial Corporation management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment we believe that, as of December 31, 2008, the company’s internal control over financial reporting is effective based on those criteria.

Astoria Financial Corporation’s independent registered public accounting firm has issued an audit report on the effectiveness of the company’s internal control over financial reporting as of December 31, 2008.  This report appears on page 93.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Astoria Financial Corporation:

We have audited the internal control over financial reporting of Astoria Financial Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/     KPMG LLP
New York, New York
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Astoria Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astoria Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/     KPMG LLP
New York, New York
February 27, 2009

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
(In Thousands, Except Share Data)	2008	2007

ASSETS:
Cash and due from banks	$76,233	$93,972
Repurchase agreements	24,060	24,218
Available-for-sale securities:
Encumbered	1,017,769	1,137,363
Unencumbered	372,671	175,943
	1,390,440	1,313,306
Held-to-maturity securities, fair value of $2,643,955 and $3,013,014, respectively:
Encumbered	2,204,289	2,839,017
Unencumbered	442,573	218,527
	2,646,862	3,057,544
Federal Home Loan Bank of New York stock, at cost	211,900	201,490
Loans held-for-sale, net	5,272	6,306
Loans receivable	16,712,444	16,155,014
Allowance for loan losses	(119,029)	(78,946)
Loans receivable, net	16,593,415	16,076,068
Mortgage servicing rights, net	8,216	12,910
Accrued interest receivable	79,589	79,132
Premises and equipment, net	139,828	139,563
Goodwill	185,151	185,151
Bank owned life insurance	401,280	398,280
Other assets	219,865	131,428
Total assets	$21,982,111	$21,719,368

LIABILITIES:
Deposits	$13,479,924	$13,049,438
Reverse repurchase agreements	2,850,000	3,730,000
Federal Home Loan Bank of New York advances	3,738,000	3,058,000
Other borrowings, net	377,274	396,658
Mortgage escrow funds	133,656	129,412
Accrued expenses and other liabilities	221,488	144,516
Total liabilities	20,800,342	20,508,024

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value (5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, $.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 95,881,132 and 95,728,562 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	856,021	846,227
Retained earnings	1,864,257	1,883,902
Treasury stock (70,613,756 and 70,766,326 shares, at cost, respectively)	(1,459,211)	(1,459,865)
Accumulated other comprehensive loss	(61,865)	(39,476)
Unallocated common stock held by ESOP (5,212,668 and 5,761,391 shares, respectively)	(19,098)	(21,109)
Total stockholders' equity	1,181,769	1,211,344
Total liabilities and stockholders' equity	$21,982,111	$21,719,368
See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In Thousands, Except Share Data)	2008	2007	2006
Interest income:
Mortgage loans:
One-to-four family	$637,297	$587,863	$510,105
Multi-family, commercial real estate and construction	234,922	254,536	259,242
Consumer and other loans	17,325	30,178	35,735
Mortgage-backed and other securities	185,160	219,040	267,535
Federal funds sold and repurchase agreements	1,939	2,071	6,410
Federal Home Loan Bank of New York stock	13,068	11,634	7,787
Total interest income	1,089,711	1,105,322	1,086,814
Interest expense:
Deposits	393,897	456,039	384,770
Borrowings	300,430	315,755	311,659
Total interest expense	694,327	771,794	696,429
Net interest income	395,384	333,528	390,385
Provision for loan losses	69,000	2,500	-
Net interest income after provision for loan losses	326,384	331,028	390,385
Non-interest income:
Customer service fees	62,489	62,961	64,823
Other loan fees	3,985	4,739	4,058
Gain on sales of securities	-	2,208	-
Other-than-temporary impairment write-down of securities	(77,696)	(20,484)	-
Mortgage banking (loss) income, net	(457)	1,334	4,845
Income from bank owned life insurance	16,733	17,109	16,129
Other	6,126	7,923	1,495
Total non-interest income	11,180	75,790	91,350
Non-interest expense:
General and administrative:
Compensation and benefits	124,846	124,036	116,408
Occupancy, equipment and systems	66,553	65,754	66,034
Federal deposit insurance premiums	2,213	1,595	1,672
Advertising	7,116	6,563	7,747
Other	32,532	33,325	29,942
Total non-interest expense	233,260	231,273	221,803
Income before income tax expense	104,304	175,545	259,932
Income tax expense	28,962	50,723	85,035
Net income	$75,342	$124,822	$174,897
Basic earnings per common share	$0.84	$1.38	$1.85
Diluted earnings per common share	$0.83	$1.36	$1.80
Basic weighted average common shares	89,580,322	90,490,118	94,754,732
Diluted weighted average common and common equivalent shares	90,687,902	92,092,725	97,280,150

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

						Accumulated	Unallocated
			Additional			Other	Common
		Common	Paid-in	Retained	Treasury	Comprehensive	Stock Held	Deferred
(In Thousands, Except Share Data)	Total	Stock	Capital	Earnings	Stock	Loss	by ESOP	Compensation

Balance at December 31, 2005	$1,350,227	$1,665	$824,102	$1,774,924	$(1,171,604)	$(49,536)	$(23,688)	$(5,636)

Reclassification of deferred compensation upon adoption of SFAS No. 123(R) as of January 1, 2006	-	-	(5,636)	-	-	-	-	5,636
Comprehensive income:
Net income	174,897	-	-	174,897	-	-	-	-
Other comprehensive income, net of tax	10,451	-	-	-	-	10,451	-	-
Comprehensive income	185,348
Common stock repurchased (8,395,000 shares)	(251,216)	-	-	-	(251,216)	-	-	-
Dividends on common stock ($0.96 per share)	(92,097)	-	-	(92,097)	-	-	-	-
Exercise of stock options and related tax benefit (1,361,347 shares issued)	28,766	-	6,144	(4,041)	26,663	-	-	-
Restricted stock grants (278,200 shares)	-	-	(8,507)	2,845	5,662	-	-	-
Stock-based compensation and allocation of ESOP stock	13,971	-	12,837	-	-	-	1,134	-
Adjustment to accumulated other comprehensive loss upon adoption of SFAS No. 158 as of December 31, 2006 (net of $13,959 tax benefit)	(19,245)	-	-	-	-	(19,245)	-	-
Balance at December 31, 2006	1,215,754	1,665	828,940	1,856,528	(1,390,495)	(58,330)	(22,554)	-

Adjustment to retained earnings upon adoption of EITF Issue No. 06-05 effective January 1, 2007	(509)	-	-	(509)	-	-	-	-
Comprehensive income:
Net income	124,822	-	-	124,822	-	-	-	-
Other comprehensive income, net of tax	18,854	-	-	-	-	18,854	-	-
Comprehensive income	143,676
Common stock repurchased (3,005,000 shares)	(80,055)	-	-	-	(80,055)	-	-	-
Dividends on common stock ($1.04 per share)	(95,176)	-	-	(95,176)	-	-	-	-
Exercise of stock options and related tax benefit (530,424 shares issued)	11,318	-	2,148	(1,685)	10,855	-	-	-
Forfeitures of restricted stock (8,689 shares)	10	-	258	(78)	(170)	-	-	-
Stock-based compensation and allocation of ESOP stock	16,326	-	14,881	-	-	-	1,445	-
Balance at December 31, 2007	1,211,344	1,665	846,227	1,883,902	(1,459,865)	(39,476)	(21,109)	-

Comprehensive income:
Net income	75,342	-	-	75,342	-	-	-	-
Other comprehensive loss, net of tax	(22,389)	-	-	-	-	(22,389)	-	-
Comprehensive income	52,953
Common stock repurchased (755,000 shares)	(18,090)	-	-	-	(18,090)	-	-	-
Dividends on common stock ($1.04 per share)	(93,500)	-	311	(93,811)	-	-	-	-
Exercise of stock options and related tax benefit (524,618 shares issued)	9,404	-	1,362	(2,795)	10,837	-	-	-
Restricted stock grants (394,840 shares)	-	-	(9,839)	1,693	8,146	-	-	-
Tax benefit shortfall on vested restricted stock	(6)	-	(6)	-	-	-	-	-
Forfeitures of restricted stock (11,888 shares)	17	-	330	(74)	(239)	-	-	-
Stock-based compensation and allocation of ESOP stock	19,647	-	17,636	-	-	-	2,011	-
Balance at December 31, 2008	$1,181,769	$1,665	$856,021	$1,864,257	$(1,459,211)	$(61,865)	$(19,098)	$-

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In Thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$75,342	$124,822	$174,897
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on mortgage loans and mortgage-backed securities	25,239	17,023	15,589
Net amortization of deferred costs on consumer and other loans, other securities and borrowings	2,845	3,780	4,347
Net provision for loan and real estate losses	71,695	2,993	121
Depreciation and amortization	12,907	13,384	13,865
Net gain on sales of loans and securities	(1,346)	(3,939)	(2,146)
Other-than-temporary impairment write-down of securities	77,696	20,484	-
Originations of loans held-for-sale	(136,211)	(205,538)	(233,923)
Proceeds from sales and principal repayments of loans held-for-sale	137,770	216,126	242,038
Stock-based compensation and allocation of ESOP stock	19,664	16,336	13,971
(Increase) decrease in accrued interest receivable	(457)	(371)	1,557
Mortgage servicing rights amortization and valuation allowance adjustments	5,559	4,427	1,742
Bank owned life insurance income and insurance proceeds received, net	(3,000)	(12,837)	(3,339)
(Increase) decrease in other assets	(60,933)	5,897	(3,136)
Increase (decrease) in accrued expenses and other liabilities	9,092	5,257	(8,864)
Net cash provided by operating activities	235,862	207,844	216,719
Cash flows from investing activities:
Originations of loans receivable	(3,880,451)	(3,830,671)	(3,088,055)
Loan purchases through third parties	(483,035)	(411,644)	(389,696)
Principal payments on loans receivable	3,691,325	3,011,822	2,865,055
Proceeds from sales of delinquent and non-performing loans	15,455	10,412	10,148
Purchases of securities held-to-maturity	(166,549)	-	-
Purchases of securities available-for-sale	(322,285)	-	(25)
Principal payments on securities held-to-maturity	578,673	723,257	952,885
Principal payments on securities available-for-sale	202,818	245,871	299,242
Proceeds from sales of securities available-for-sale	-	2,434	-
Net purchases of Federal Home Loan Bank of New York stock	(10,410)	(47,850)	(8,393)
Proceeds from sales of real estate owned, net	21,334	1,888	1,222
Purchases of premises and equipment, net of proceeds from sales	(13,172)	(7,716)	(7,602)
Net cash (used in) provided by investing activities	(366,297)	(302,197)	634,781
Cash flows from financing activities:
Net increase (decrease) in deposits	430,486	(174,586)	413,569
Net increase (decrease) in borrowings with original terms of three months or less	230,000	18,000	(255,000)
Proceeds from borrowings with original terms greater than three months	1,650,000	3,200,000	825,000
Repayments of borrowings with original terms greater than three months	(2,100,000)	(2,870,000)	(1,674,000)
Net increase (decrease) in mortgage escrow funds	4,244	(2,668)	7,151
Common stock repurchased	(18,090)	(80,055)	(251,216)
Cash dividends paid to stockholders	(93,811)	(95,176)	(92,097)
Cash received for options exercised	8,042	9,170	22,622
Excess tax benefits from share-based payment arrangements	1,667	2,148	6,144
Net cash provided by (used in) financing activities	112,538	6,833	(997,827)
Net decrease in cash and cash equivalents	(17,897)	(87,520)	(146,327)
Cash and cash equivalents at beginning of year	118,190	205,710	352,037
Cash and cash equivalents at end of year	$100,293	$118,190	$205,710

Supplemental disclosures:
Cash paid during the year:
Interest	$703,905	$766,769	$694,455
Income taxes	$80,325	$54,607	$84,441
Additions to real estate owned	$40,395	$10,869	$904

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The estimate of our allowance for loan losses, the valuation of mortgage servicing rights, or MSR, and impairment judgments regarding goodwill and securities are particularly critical because they involve a higher degree of complexity and subjectivity and require estimates and assumptions about highly uncertain matters.  Actual results may differ from our estimates and assumptions.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(b)  Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold and repurchase agreements with original maturities of three months or less.  Astoria Federal is required by the Federal Reserve System to maintain cash reserves equal to a percentage of certain deposits.  The reserve requirement totaled $15.2 million at December 31, 2008 and $12.8 million at December 31, 2007.  Prior to October 2008, we did not receive interest on our cash reserves at the Federal Reserve Bank.  Effective October 1, 2008 as a result of the Emergency Economic Stabilization Act of 2008, we began earning interest on our cash reserves at a rate of interest indexed to the target federal funds rates.

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

(d)  Securities

Securities are classified as held-to-maturity, available-for-sale or trading.  Management determines the appropriate classification of securities at the time of acquisition.  Our available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders' equity.  Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.  Premiums and discounts are recognized as adjustments to interest income using the interest method over the remaining period to contractual maturity, adjusted for prepayments.  Gains and losses on the sale of all securities are determined using the specific identification method and are reflected in earnings when realized.  For the years ended December 31, 2008, 2007

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

and 2006, we did not maintain a trading portfolio.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income.

(e)  Federal Home Loan Bank of New York Stock

As a member of the Federal Home Loan Bank of New York, or FHLB-NY, we are required to acquire and hold shares of the FHLB-NY Class B stock.  Our holding requirement varies based on our activities, primarily our outstanding borrowings, with the FHLB-NY.  Our investment in FHLB-NY stock is carried at cost.  We conduct a periodic review and evaluation of our FHLB-NY stock to determine if any impairment exists.

(f)  Loans Held-for-Sale

Generally, we originate fifteen year and thirty year fixed rate one-to-four family mortgage loans for sale to various government-sponsored enterprises, or GSEs, or other investors on a servicing released or retained basis.  The sale of such loans is generally arranged through a master commitment on a mandatory delivery or best efforts basis.  In addition, student loans are sold to the Student Loan Marketing Association generally before repayment begins during the grace period of the loan.  We discontinued originations of student loans during 2008.

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

From time to time, we have also sold certain delinquent and non-performing loans held in portfolio.  Upon our decision to sell such loans, we reclassify them to held-for-sale at the lower of cost or fair value, less estimated selling costs.  Reductions in carrying values are reflected as a write-down of the recorded investment in the loans resulting in a new cost basis, with credit-related losses charged to the allowance for loan losses.  Our delinquent and non-performing loans are sold without recourse and we generally do not provide financing.

(g)  Loans Receivable and Allowance for Loan Losses

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

Specific valuation allowances are established in connection with individual loan reviews and the asset classification process.  Loans we individually classify as impaired include multi-family mortgage loans, commercial real estate loans and construction loans with balances of over $1.0 million which have been classified by our Asset Review Department as either substandard-3 or doubtful, certain loans modified in a troubled debt restructuring and mortgage loans where a portion of the outstanding principal has been charged-off.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  The primary considerations in establishing specific valuation allowances are the current estimated value of a loan’s underlying collateral and the loan’s payment history.  We update our estimates of collateral value for loans meeting certain criteria based on new

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

appraisals, where practical, or based on a drive-by inspection and a comparison of the property securing the loan with similar properties in the area for one-to-four family mortgage loans, or based on an internal cash flow analysis, generally coupled with a drive-by inspection of the property, for multi-family and commercial real estate loans.  We also consider various current and anticipated economic conditions in determining our specific valuation allowances.

General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike specific allowances, have not been allocated to particular loans.  The determination of the adequacy of the general valuation allowances takes into consideration a variety of factors.  We consider our loss experience, the size, composition, risk profile, delinquency levels and cure rates of our portfolio, as well as our credit administration and asset management procedures.  We also monitor property value trends in our market areas in order to determine what impact, if any, such trends may have on the level of our general valuation allowances.  In addition, we evaluate and consider the impact that current and anticipated economic and market conditions may have on the portfolio, our asset quality ratios and known and inherent risks in the portfolio.  After evaluating these variables, we determine appropriate allowance coverage percentages for each of our portfolio segments and the appropriate level of our allowance for loan losses.  Our allowance coverage percentages are used to estimate the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances.

The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2008 and 2007.  Actual results could differ from our estimates as a result of changes in economic or market conditions and may also be impacted by U.S. government actions.  Changes in estimates could result in a material change in the estimate of the allowance for loan losses.  While we believe that the allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio at this time, future adjustments may be necessary if portfolio performance or economic or market conditions differ substantially from the conditions that existed at the time of the initial estimates.

We discontinue accruing interest on loans when such loans become 90 days delinquent as to their payment due date (missed three payments).  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.  Prior to January 1, 2008, we discontinued accruing interest on mortgage loans when such loans became 90 days delinquent as to their interest due, even though in many instances the borrower had only missed two payments, and we discontinued accruing interest on consumer and other loans when such loans became 90 days delinquent as to their payment due date.  In some circumstances, we continue to accrue interest on mortgage loans delinquent 90 days or more as to their maturity date but not their interest due.  Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months.

(h)  Mortgage Servicing Rights

We recognize as separate assets the rights to service mortgage loans.  The right to service loans for others is generally obtained through the sale of loans with servicing retained.  The initial asset recognized for originated MSR is measured at fair value.  The fair value of MSR is estimated by reference to current market values of similar loans sold servicing released.  MSR are amortized in proportion to and over the period of estimated net servicing income.  We apply the amortization method for measurements of our MSR.  MSR are assessed for impairment based on fair value at each reporting date.  MSR impairment, if any, is recognized in a valuation allowance through charges to earnings.  Increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance.  Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(i) Premises and Equipment

Land is carried at cost.  Buildings and improvements, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization totaling $154.3 million at December 31, 2008 and $148.7 million at December 31, 2007.  Buildings and improvements and furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized using the straight-line method over the shorter of the term of the related leases or the estimated useful lives of the improved property.

Included in premises and equipment, net, is an office building with a net carrying value of $18.5 million which is classified as held-for-sale as of December 31, 2008.  The office building, which is currently unoccupied, is located in Lake Success, New York, and formerly housed our lending operations, which were relocated in March 2008 to a facility which we currently lease in Mineola, New York.  We performed an impairment analysis of the building and determined that the estimated fair value of the building exceeds the net carrying value and, as such, there is no impairment.  Since the building is classified as held-for-sale, no future depreciation expense will be recorded.

(j)  Goodwill

Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level.  For purposes of our goodwill impairment testing, we have identified a single reporting unit.  We consider the quoted market price of our common stock on our impairment testing date as an initial indicator of estimating the fair value of our reporting unit.  In addition, we consider our average stock price, both before and after our impairment test date, as well as market-based control premiums in determining the estimated fair value of our reporting unit.  If the estimated fair value of our reporting unit exceeds its carrying amount, further evaluation is not necessary.  However, if the fair value of our reporting unit is less than its carrying amount, further evaluation is required to compare the implied fair value of the reporting unit’s goodwill to its carrying amount to determine if a write-down of goodwill is required.

As of December 31, 2008, the carrying amount of our goodwill totaled $185.2 million.  On September 30, 2008, we performed our annual goodwill impairment test and determined the estimated fair value of our reporting unit to be in excess of its carrying amount.  Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  Accordingly, we also evaluated goodwill for impairment as of December 31, 2008 due to the market’s continued contraction.  The results of this analysis also considered market events occurring subsequent to year-end.  The estimated fair value of our reporting unit was in excess of its carrying amount at December 31, 2008.  No assurance can be given that we will not record an impairment loss on goodwill in 2009. However, our tangible capital ratio and Astoria Federal’s regulatory capital ratios would not be affected by this potential non-cash expense since goodwill is not included in these calculations.

(k)  Bank Owned Life Insurance

BOLI is carried at the amount that could be realized under our life insurance contract as of the date of the statement of financial condition and is classified as a non-interest earning asset.  Increases in the carrying value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are recorded as a reduction of the carrying value.  The carrying value consists of cash surrender value of $375.9 million at December 31, 2008 and $378.2 million at December 31, 2007, claims stabilization reserve of $22.9 million at December 31, 2008 and $16.2 million at December 31, 2007 and deferred acquisition costs of $2.5 million at December 31, 2008 and $3.9 million at December 31, 2007.  Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) and the deferred acquisition costs (costs incurred by the insurance carrier for the policy issuance) is guaranteed by the insurance carrier provided that certain conditions are met at the date of a contract surrender.  We satisfied these conditions at December 31, 2008 and 2007.

(l)  Real Estate Owned

Real estate owned, or REO, represents real estate acquired through foreclosure or by deed in lieu of foreclosure and is initially recorded at the lower of cost or fair value, less estimated selling costs.  Write-downs required at the time of acquisition are charged to the allowance for loan losses.  Thereafter, we maintain an allowance for losses

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

representing decreases in the properties’ estimated fair value which are charged to income along with any additional property maintenance and protection expenses incurred in owning the property.  REO, which is included in other assets, amounted to $25.5 million, net of an allowance for losses of $2.0 million, at December 31, 2008 and $9.1 million, net of an allowance for losses of $493,000, at December 31, 2007.

(m)  Reverse Repurchase Agreements (Securities Sold Under Agreements to Repurchase)

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

(n)  Derivative Instruments

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

(o)  Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates, applicable to future years, to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  Certain tax benefits attributable to stock options and restricted stock, including the tax benefit related to dividends paid on unvested restricted stock awards, are credited to additional paid-in-capital.  Accruals of interest and penalties related to unrecognized tax benefits are recognized in income tax expense.

(p)  Earnings Per Common Share

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

this sum by our average stock price to calculate shares repurchased.  The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.

(q)  Employee Benefits

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

We record compensation expense related to the ESOP at an amount equal to the shares allocated by the ESOP multiplied by the average fair value of our common stock during the year of allocation, plus the cash contributions made to participant accounts.   The difference between the fair value of shares for the period and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

(r)  Stock Incentive Plans

We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of awards granted after January 1, 2006 and to awards modified, repurchased or cancelled after that date.  Additionally, we recognize compensation cost for the portion of awards that were outstanding at January 1, 2006 and for which the requisite service had not been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123, “Share Based Payments,” for pro forma disclosures.  Compensation cost related to restricted stock grants and stock option grants is recognized on a straight-line basis over the requisite service period.  The fair value of restricted stock awards is based on the closing market value as reported on the New York Stock Exchange on the grant date.

(s)  Segment Reporting

As a community-oriented financial institution, substantially all of our operations involve the delivery of loan and deposit products to customers. We make operating decisions and assess performance based on an ongoing review of these community banking operations, which constitute our only operating segment for financial reporting purposes.

(t)  Impact of Recent Accounting Standards and Interpretations

In December 2008, the FASB issued Staff Position, or FSP, No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The FSP clarifies that the objectives of the disclosures about postretirement benefit plan assets are to provide users of financial statements with an understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets.  In addition, the FSP expands the disclosures related to these overall objectives.  The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009.  Upon initial application, the disclosures are not required for earlier periods that are presented for comparative purposes, although earlier application is permitted.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for; and (3) how such items affect an entity’s financial position, performance and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 also encourages, but does not require, disclosures for earlier periods presented for comparative purposes at initial adoption.  Since the provisions of SFAS No. 161 are disclosure related, our adoption of SFAS No. 161 will not have an impact on our financial condition or results of operations.

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

(2)  Repurchase Agreements

Repurchase agreements averaged $32.5 million during the year ended December 31, 2008 and $33.9 million during the year ended December 31, 2007.  The maximum amount of such agreements outstanding at any month end was $121.5 million during the year ended December 31, 2008 and $67.2 million during the year ended December 31, 2007.  As of December 31, 2008, one repurchase agreement totaling $24.1 million was outstanding.  As of

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2007, one repurchase agreement totaling $24.2 million was outstanding.  The fair value of the securities held under these agreements was $24.7 million as of December 31, 2008 and $24.6 million as of December 31, 2007.  None of the securities held under repurchase agreements were sold or repledged during the years ended December 31, 2008 and 2007.

(3)  Securities

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 2008 and 2007 are as follows:

	At December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Mortgage-backed securities:
REMICs and CMOs (1):
GSE issuance	$1,324,004	$8,642	$(13,470)	$1,319,176
Non-GSE issuance	33,795	-	(4,355)	29,440
GSE pass-through certificates	40,383	487	(204)	40,666
Total mortgage-backed securities	1,398,182	9,129	(18,029)	1,389,282
Freddie Mac preferred stock	5,300	-	(4,168)	1,132
Other securities	40	-	(14)	26
Total securities available-for-sale	$1,403,522	$9,129	$(22,211)	$1,390,440
Held-to-maturity:
Mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$2,451,155	$16,119	$(2,200)	$2,465,074
Non-GSE issuance	188,473	-	(16,887)	171,586
GSE pass-through certificates	1,558	61	-	1,619
Total mortgage-backed securities	2,641,186	16,180	(19,087)	2,638,279
Obligations of states and political subdivisions	5,676	-	-	5,676
Total securities held-to-maturity	$2,646,862	$16,180	$(19,087)	$2,643,955

(1) Real estate mortgage investment conduits and collateralized mortgage obligations.

	At December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$1,184,629	$39	$(46,529)	$1,138,139
Non-GSE issuance	40,726	-	(2,345)	38,381
GSE pass-through certificates	51,992	1,269	(59)	53,202
Total mortgage-backed securities	1,277,347	1,308	(48,933)	1,229,722
Freddie Mac preferred stock	82,996	-	-	82,996
Other securities	565	23	-	588
Total securities available-for-sale	$1,360,908	$1,331	$(48,933)	$1,313,306
Held-to-maturity:
Mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$2,822,089	$883	$(38,572)	$2,784,400
Non-GSE issuance	227,278	-	(6,925)	220,353
GSE pass-through certificates	2,108	86	(2)	2,192
Total mortgage-backed securities	3,051,475	969	(45,499)	3,006,945
Obligations of states and political subdivisions	6,069	-	-	6,069
Total securities held-to-maturity	$3,057,544	$969	$(45,499)	$3,013,014

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer.  Substantially all of our non-GSE issuance securities have a AAA credit rating and they have performed similarly to our GSE issuance securities.  The current mortgage market conditions reflecting credit quality concerns have not had a significant impact on our non-GSE securities.  Based on the high quality of our investment portfolio, current market conditions have not significantly impacted the pricing of our portfolio or our ability to obtain reliable prices.

The following tables set forth the estimated fair values of securities with gross unrealized losses at December 31, 2008 and 2007, segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer.

	At December 31, 2008
	Less Than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
REMICs and CMOs:
GSE issuance	$167,797	$(499)	$537,772	$(12,971)	$705,569	$(13,470)
Non-GSE issuance	962	(50)	28,205	(4,305)	29,167	(4,355)
GSE pass-through certificates	18,013	(169)	1,389	(35)	19,402	(204)
Freddie Mac preferred stock	1,132	(4,168)	-	-	1,132	(4,168)
Other securities	1	(13)	1	(1)	2	(14)
Total temporarily impaired securities available-for-sale	$187,905	$(4,899)	$567,367	$(17,312)	$755,272	$(22,211)
Held-to-maturity:
REMICs and CMOs:
GSE issuance	$357,335	$(1,202)	$95,249	$(998)	$452,584	$(2,200)
Non-GSE issuance	75,830	(1,991)	95,733	(14,896)	171,563	(16,887)
Total temporarily impaired securities held-to-maturity	$433,165	$(3,193)	$190,982	$(15,894)	$624,147	$(19,087)

	At December 31, 2007
	Less Than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
REMICs and CMOs:
GSE issuance	$14	$(1)	$1,135,594	$(46,528)	$1,135,608	$(46,529)
Non-GSE issuance	428	(14)	37,953	(2,331)	38,381	(2,345)
GSE pass-through certificates	2,765	(9)	2,918	(50)	5,683	(59)
Total temporarily impaired securities available-for-sale	$3,207	$(24)	$1,176,465	$(48,909)	$1,179,672	$(48,933)
Held-to-maturity:
REMICs and CMOs:
GSE issuance	$102,787	$(250)	$2,513,243	$(38,322)	$2,616,030	$(38,572)
Non-GSE issuance	-	-	220,329	(6,925)	220,329	(6,925)
GSE pass-through certificates	26	(1)	52	(1)	78	(2)
Total temporarily impaired securities held-to-maturity	$102,813	$(251)	$2,733,624	$(45,248)	$2,836,437	$(45,499)
The number of securities which had an unrealized loss totaled 146 at December 31, 2008 and 205 at December 31, 2007.  Of the securities in an unrealized loss position, 85.4% at December 31, 2008 and 93.6% at December 31, 2007, based on estimated fair value, are obligations of GSEs.  At December 31, 2008 and 2007, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment is directly related to the change in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  Therefore, as of

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2008 and 2007, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the estimated remaining life and high credit quality of the investments and our ability and intent to hold these investments until there is a full recovery of the unrealized loss, which may be until maturity.

During the year ended December 31, 2008, we recorded a $77.7 million other-than-temporary impairment, or OTTI, charge in the third quarter to reduce the carrying amount of our investment in two issues of Freddie Mac perpetual preferred securities to the securities’ market values totaling $5.3 million as of September 30, 2008.  The decision to recognize the OTTI charge was based on the severity of the decline in the market values of these securities in the 2008 third quarter and the unlikelihood of any near-term market value recovery.  The significant decline in the market value occurred primarily as a result of the reported financial difficulties of Freddie Mac and the subsequent announcement, on September 7, 2008, by the U.S. Department of Treasury and the Federal Housing Finance Agency, or FHFA, that, among other things, Freddie Mac was being placed under conservatorship; that the FHFA was assuming the powers of Freddie Mac’s Board and management; and that dividends on Freddie Mac preferred stock were suspended indefinitely.  At December 31, 2008, our Freddie Mac stock had an unrealized loss of $4.2 million.  Based on the short duration of the unrealized loss and the likelihood of a possible near-term market value recovery, this impairment was not deemed to be other-than-temporary.  During the year ended December 31, 2007, we recorded a $20.5 million OTTI charge in the fourth quarter to reduce the carrying amount of our Freddie Mac securities to the securities’ market values totaling $83.0 million at December 31, 2007.  The decision to recognize the OTTI charge was based on the severity of the decline in the market values of these securities, caused by Freddie Mac’s announcement of negative financial results and capital raising activity during the fourth quarter of 2007, and the unlikelihood of any near-term market value recovery.  There were no OTTI charges during the year ended December 31, 2006.  OTTI charges are included as a component of non-interest income.

During the year ended December 31, 2007, proceeds from sales of securities from the available-for-sale portfolio totaled $2.4 million resulting in gross realized gains totaling $2.2 million.  There were no sales of securities from the available-for-sale portfolio during the years ended December 31, 2008 and 2006.

At December 31, 2008, we had available-for-sale debt securities, excluding mortgage-backed securities, with an amortized cost and fair value of $25,000, maturing in 2010.  Held-to-maturity debt securities, excluding mortgage-backed securities, with an amortized cost and fair value of $5.7 million at December 31, 2008, will mature between 2017 and 2018.  Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.  In addition, issuers of certain securities have the right to call obligations with or without prepayment penalties.

The balance of accrued interest receivable for securities totaled $14.7 million at December 31, 2008 and $15.7 million at December 31, 2007.

As of December 31, 2008, the amortized cost of the callable securities in our portfolio totaled $5.3 million, all of which are callable within one year and at various times thereafter.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(4)  Loans Receivable

Loans receivable, net, are summarized as follows:

	At December 31,
(In Thousands)	2008	2007
Mortgage loans:
One-to-four family	$12,349,617	$11,628,270
Multi-family	2,911,733	2,945,546
Commercial real estate	941,057	1,031,812
Construction	56,829	77,723
	16,259,236	15,683,351
Net unamortized premiums and deferred loan origination costs	113,147	108,611
Total mortgage loans, net	16,372,383	15,791,962
Consumer and other loans:
Home equity	307,831	320,884
Commercial	13,331	20,494
Other	14,216	15,443
	335,378	356,821
Net unamortized premiums and deferred loan origination costs	4,683	6,231
Total consumer and other loans, net	340,061	363,052
Total loans	16,712,444	16,155,014
Allowance for loan losses	(119,029)	(78,946)
Loans receivable, net	$16,593,415	$16,076,068

Accrued interest receivable on all loans totaled $64.8 million at December 31, 2008 and $63.4 million at December 31, 2007.

Our one-to-four family mortgage loans consist primarily of interest-only hybrid and amortizing hybrid adjustable rate mortgage, or ARM, loans.  We offer interest-only hybrid ARM loans, which have an initial fixed rate for five or seven years and convert into one year interest-only ARM loans at the end of the initial fixed rate period.  Prior to January 2008, we also offered interest-only hybrid ARM loans with an initial fixed rate period of three years.  Our interest-only hybrid ARM loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  We also offer amortizing hybrid ARM loans which initially have a fixed rate for three, five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period and require the borrower to make principal and interest payments during the entire loan term.  We do not originate one year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  Our interest-only and amortizing hybrid ARM loans may be offered with an initial interest rate which is less than the fully indexed rate for the loan at the time of origination, referred to as a discounted rate.  We determine the initial interest rate in accordance with market and competitive factors giving consideration to the spread over our funding sources in conjunction with our overall interest rate risk management strategies.  We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.  We also originate interest-only multi-family and commercial real estate loans to qualified borrowers.  Multi-family and commercial real estate interest-only loans differ from one-to-four family interest-only loans in that the interest-only period for multi-family and commercial real estate loans generally ranges from one to five years.

Within our one-to-four family mortgage loan portfolio we have reduced documentation loan products.  Reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans.  To a lesser extent, our portfolio of reduced documentation loans also includes SISA (stated income, stated asset) loans and Super Streamline loans.  SIFA and SISA loans require a prospective borrower to complete a standard mortgage loan application while the Super Streamline product requires the completion of an abbreviated application and is, in effect, considered a “no documentation” loan.  Reduced documentation loans require the receipt of an appraisal of the real estate used as collateral for the mortgage loan and a credit report on the prospective borrower.  In addition, SIFA loans require the verification of a potential borrower’s asset information on the loan application, but not the income information provided.  During the second quarter of 2007, we discontinued originating SISA and Super Streamline loans and during the fourth quarter of 2007, we discontinued originating SIFA loans.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table provides further details on the composition of our one-to-four family and multi-family and commercial real estate mortgage loan portfolios in dollar amounts and in percentages of the portfolio at the dates indicated.

	At December 31,
	2008		2007
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
One-to-four family:
Full documentation interest-only (1)	$5,501,989	44.55%	$5,415,787	46.57%
Full documentation amortizing	4,389,618	35.54	3,320,047	28.55
Reduced documentation interest-only (1) (2)	1,911,160	15.48	2,230,041	19.18
Reduced documentation amortizing (2)	546,850	4.43	662,395	5.70
Total one-to-four family	$12,349,617	100.00%	$11,628,270	100.00%
Multi-family and commercial real estate:
Full documentation amortizing	$3,146,103	81.66%	$3,337,692	83.92%
Full documentation interest-only	706,687	18.34	639,666	16.08
Total multi-family and commercial real estate	$3,852,790	100.00%	$3,977,358	100.00%

(1)
Includes interest-only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaling $4.41 billion at December 31, 2008 and $5.34 billion at December 31, 2007.

(2)
Includes SISA loans totaling $359.2 million at December 31, 2008 and $412.3 million at December 31, 2007 and Super Streamline loans totaling $36.9 million at December 31, 2008 and $47.3 million at December 31, 2007.

The following table provides further details on the composition of our non-performing one-to-four family and multi-family and commercial real estate mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At December 31,
	2008		2007
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Non-performing loans:

One-to-four family:
Full documentation interest-only	$50,636	28.52%	$16,748	27.79%
Full documentation amortizing	18,565	10.46	11,357	18.85
Reduced documentation interest-only	92,863	52.30	21,896	36.33
Reduced documentation amortizing	15,478	8.72	10,260	17.03
Total one-to-four family	$177,542	100.00%	$60,261	100.00%

Multi-family and commercial real estate:
Full documentation amortizing	$43,097	84.35%	$5,067	100.00%
Full documentation interest-only	7,995	15.65	-	-
Total multi-family and commercial real estate	$51,092	100.00%	$5,067	100.00%

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table details the percentage of our total one-to-four family mortgage loans as of December 31, 2008 by state where we have a concentration of greater than 5% of our total one-to-four family mortgage loans or total non-performing one-to-four family mortgage loans.

		Percent of Total
	Percent of Total	Non-Performing
	One-to-Four	One-to-Four
State	Family Loans	Family Loans
New York	23%	10%
California	11	16
Illinois	11	12
Connecticut	11	7
New Jersey	8	12
Virginia	8	10
Maryland	7	12
Massachusetts	7	4
Florida	3	9

Included in loans receivable were non-accrual loans totaling $238.6 million at December 31, 2008 and $67.6 million at December 31, 2007.  Effective January 1, 2008, we revised our presentation of non-performing mortgage loans to report mortgage loans which have missed only two payments as 60-89 days delinquent instead of as non-accrual, which had been our previous practice.  As of December 31, 2007, loans totaling $38.3 million which had missed two payments and were previously reported as non-accrual have been reclassified from non-accrual to 60-89 days delinquent to conform the December 31, 2007 information to the current year presentation.

We may from time to time agree to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.  At December 31, 2008, loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $6.9 million.

If all non-accrual loans at December 31, 2008, 2007 and 2006 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $15.7 million for the year ended December 31, 2008, $6.7 million for the year ended December 31, 2007 and $3.5 million for the year ended December 31, 2006.  This compares to actual payments recorded as interest income, with respect to such loans, of $7.1 million for the year ended December 31, 2008, $4.0 million for the year ended December 31, 2007 and $1.8 million for the year ended December 31, 2006.  The foregone interest data for the years ended December 31, 2007 and 2006 has not been adjusted for the revised presentation of non-accrual loans and, therefore, reflects foregone interest based on non-accrual loans totaling $105.9 million at December 31, 2007 and $58.9 million at December 31, 2006, as previously reported.  Loans delinquent 90 days or more and still accruing interest totaled $33,000 at December 31, 2008 and $474,000 at December 31, 2007.  These loans are delinquent 90 days or more as to their maturity date but not their interest due.

We sold certain delinquent and non-performing mortgage loans totaling $15.5 million during the year ended December 31, 2008, primarily one-to-four family and multi-family loans, $10.4 million during the year ended December 31, 2007, primarily multi-family and commercial real estate loans, and $10.1 million during the year ended December 31, 2006, primarily multi-family and one-to-four family loans.  There were no non-performing loans held-for-sale at December 31, 2008 and 2007.

The following tables summarize information regarding our impaired mortgage loans.  Impaired one-to-four family mortgage loans consist primarily of loans where a portion of the outstanding principal has been charged off.

	At December 31, 2008
		Allowance
	Recorded	for Loan	Net
(In Thousands)	Investment	Losses	Investment
One-to-four family	$39,967	$(612)	$39,355
Multi-family, commercial real estate and construction	20,608	(6,888)	13,720
Total impaired mortgage loans	$60,575	$(7,500)	$53,075

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	At December 31, 2007
		Allowance
	Recorded	for Loan	Net
(In Thousands)	Investment	Losses	Investment
One-to-four family	$31,480	$(2,676)	$28,804
Multi-family, commercial real estate and construction	23,619	(3,589)	20,030
Total impaired mortgage loans	$55,099	$(6,265)	$48,834

Our average recorded investment in impaired loans was $55.6 million for the year ended December 31, 2008, $37.0 million for the year ended December 31, 2007 and $29.5 million for the year ended December 31, 2006.  Interest income recognized on impaired loans, which was not materially different from cash-basis interest income, amounted to $1.1 million for the year ended December 31, 2008, $2.4 million for the year ended December 31, 2007 and $888,000 for the year ended December 31, 2006.

The national economy continued to falter during 2008 with particular emphasis on the deterioration of the housing and real estate markets.  The faltering economy has been marked by contractions in the availability of business and consumer credit, falling home prices, increasing home foreclosures and rising unemployment.  As a geographically diversified residential lender, we have been affected by negative consequences arising from the ongoing economic recession and, in particular, a sharp downturn in the housing industry nationally, as well as economic and housing industry weaknesses in the New York metropolitan area specifically.  We are particularly vulnerable to the impact of a severe job loss recession.  Decreases in real estate values could adversely affect the value of property used as collateral for our loans.  Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings.  Further increases in loan delinquencies will decrease our net interest income and will likely adversely impact our loan loss experience, causing further increases in our allowance for loan losses and related provision.

(5)  Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2008	2007	2006
Balance at beginning of year	$78,946	$79,942	$81,159
Provision charged to operations	69,000	2,500	-
Charge-offs:
One-to-four family	(17,973)	(1,407)	(89)
Multi-family	(9,249)	(73)	(967)
Commercial real estate	(190)	(243)	(197)
Construction	(1,484)	(1,454)	-
Consumer and other loans	(1,258)	(752)	(312)
Total charge-offs	(30,154)	(3,929)	(1,565)
Recoveries:
One-to-four family	911	72	30
Multi-family	9	-	-
Commercial real estate	-	197	-
Construction	113	-	-
Consumer and other loans	204	164	318
Total recoveries	1,237	433	348
Net charge-offs	(28,917)	(3,496)	(1,217)
Balance at end of year	$119,029	$78,946	$79,942

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(6)  Mortgage Servicing Rights

We own rights to service mortgage loans for investors with aggregate unpaid principal balances of $1.23 billion at December 31, 2008 and $1.27 billion at December 31, 2007, which are not reflected in the accompanying consolidated statements of financial condition.  As described in Note 1(h), we outsource our mortgage loan servicing to a third party under a sub-servicing agreement.

At December 31, 2008, our MSR, net, had an estimated fair value of $8.2 million and were valued based on expected future cash flows considering a weighted average discount rate of 12.99%, a weighted average constant prepayment rate on mortgages of 17.26% and a weighted average life of 4.3 years.  At December 31, 2007, our MSR, net, had an estimated fair value of $12.9 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.52%, a weighted average constant prepayment rate on mortgages of 13.45% and a weighted average life of 5.1 years.  As of December 31, 2008, estimated future MSR amortization through 2013 is as follows:  $4.5 million for 2009, $3.3 million for 2010, $2.4 million for 2011, $1.7 million for 2012 and $1.2 million for 2013.  Actual results will vary depending upon the level of repayments on the loans currently serviced.

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

MSR activity is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2008	2007	2006
Carrying amount before valuation allowance at beginning of year	$18,582	$20,665	$23,173
Additions - servicing obligations that result from transfers of financial assets	865	1,393	1,184
Amortization	(3,160)	(3,476)	(3,692)
Carrying amount before valuation allowance at end of year	16,287	18,582	20,665
Valuation allowance at beginning of year	(5,672)	(4,721)	(6,671)
(Provision for) recovery of valuation allowance	(2,399)	(951)	1,950
Valuation allowance at end of year	(8,071)	(5,672)	(4,721)
Net carrying amount at end of year	$8,216	$12,910	$15,944

Mortgage banking (loss) income, net, is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2008	2007	2006
Loan servicing fees	$3,780	$4,045	$4,464
Net gain on sales of loans	1,322	1,716	2,123
Amortization of MSR	(3,160)	(3,476)	(3,692)
(Provision for) recovery of valuation allowance on MSR	(2,399)	(951)	1,950
Total mortgage banking (loss) income, net	$(457)	$1,334	$4,845

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(7) Deposits

Deposits are summarized as follows:

	At December 31,
	2008			2007
	Weighted			Weighted
	Average		Percent	Average		Percent
(Dollars in Thousands)	Rate	Balance	of Total	Rate	Balance	of Total
Core deposits:
Savings	0.40%	$1,832,790	13.60%	0.40%	$1,891,618	14.49%
Money market	1.03	289,135	2.14	0.98	333,914	2.56
NOW	0.10	898,638	6.67	0.10	887,067	6.80
Non-interest bearing NOW and demand deposit	-	568,278	4.22	-	591,295	4.53
Liquid CDs	2.32	981,733	7.28	4.40	1,447,341	11.09
Total core deposits	0.74	4,570,574	33.91	1.46	5,151,235	39.47
Certificates of deposit	3.83	8,909,350	66.09	4.79	7,898,203	60.53
Total deposits	2.78%	$13,479,924	100.00%	3.48%	$13,049,438	100.00%

Liquid certificates of deposit, or Liquid CDs, have maturities of three months, require the maintenance of a minimum balance and allow depositors the ability to make periodic deposits to and withdrawals from their account.  We consider Liquid CDs as part of our core deposits, along with savings accounts, money market accounts and NOW and demand deposit accounts.  Certificates of deposit include all time deposits other than Liquid CDs.  There were no brokered certificates of deposit at December 31, 2008 and 2007.

The aggregate amount of certificates of deposit and Liquid CDs with balances equal to or greater than $100,000 was $3.49 billion at December 31, 2008 and $3.24 billion at December 31, 2007.

Certificates of deposit and Liquid CDs at December 31, 2008 have scheduled maturities as follows:

	Weighted		Percent
	Average		of
Year	Rate	Balance	Total
	(In Thousands)
2009	3.46%	$7,253,120	73.32%
2010	4.19	1,617,085	16.35
2011	4.39	599,196	6.06
2012	4.70	239,866	2.43
2013	4.20	163,064	1.65
2014 and thereafter	4.33	18,752	0.19
Total	3.68%	$9,891,083	100.00%

Interest expense on deposits is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2008	2007	2006
Savings	$7,551	$8,126	$9,362
Money market	3,189	3,780	5,287
Interest-bearing NOW	1,290	951	877
Liquid CDs	36,792	73,352	50,460
Certificates of deposit	345,075	369,830	318,784
Total interest expense on deposits	$393,897	$456,039	$384,770

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(8)  Borrowings

Borrowings are summarized as follows:

	At December 31,
	2008		2007
		Weighted		Weighted
		Average		Average
(Dollars in Thousands)	Amount	Rate	Amount	Rate
Reverse repurchase agreements	$2,850,000	3.68%	$3,730,000	4.45%
FHLB-NY advances	3,738,000	3.40	3,058,000	4.60
Other borrowings, net	377,274	7.11	396,658	7.14
Total borrowings, net	$6,965,274	3.72%	$7,184,658	4.66%

Reverse Repurchase Agreements

The outstanding reverse repurchase agreements at December 31, 2008 and 2007 had original contractual maturities between two and ten years, are primarily fixed rate and were secured by mortgage-backed securities.  The mortgage-backed securities collateralizing these agreements had an amortized cost of $3.24 billion and an estimated fair value of $3.25 billion, including accrued interest, at December 31, 2008 and an amortized cost of $4.04 billion and an estimated fair value of $3.95 billion, including accrued interest, at December 31, 2007 and are classified as encumbered securities on the consolidated statements of financial condition.

The following is a summary of information relating to reverse repurchase agreements.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2008	2007	2006
Average balance during the year	$3,315,628	$4,106,164	$5,116,986
Maximum balance at any month end during the year	3,730,000	4,580,000	5,680,000
Balance outstanding at end of the year	2,850,000	3,730,000	4,480,000
Weighted average interest rate during the year	4.05%	4.23%	3.76%
Weighted average interest rate at end of the year	3.68	4.45	3.96

Reverse repurchase agreements at December 31, 2008 have contractual maturities as follows:

Year	Amount
	(In Thousands)
2009	$350,000	(1)
2010	400,000
2011	400,000
2012	600,000	(2)
2015 and thereafter	1,100,000	(2) (3)
Total	$2,850,000

(1)	Includes $200.0 million of borrowings due in 30 to 90 days and $150.0 million of borrowings due after 90 days.
(2)	Callable in 2009 and at various times thereafter.
(3)	Includes $350.0 million of borrowings which have floating interest rates indexed to the three-month LIBOR which reset quarterly and convert to fixed rates during 2009.

FHLB-NY Advances

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of our stock in the FHLB-NY, certain qualifying mortgage loans and mortgage-backed and other securities not otherwise pledged in an amount at least equal to 110% of the advances outstanding.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following is a summary of information relating to FHLB-NY advances.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2008	2007	2006
Average balance during the year	$3,366,510	$2,263,874	$1,699,910
Maximum balance at any month end during the year	4,196,000	3,061,000	1,940,000
Balance outstanding at end of the year	3,738,000	3,058,000	1,940,000
Weighted average interest rate during the year	3.98%	4.80%	4.97%
Weighted average interest rate at end of the year	3.40	4.60	5.00

FHLB-NY advances at December 31, 2008 have contractual maturities as follows:

Year	Amount
	(In Thousands)
2009	$1,063,000	(1)
2010	950,000	(2)
2011	625,000	(3)
2012	250,000	(4)
2016 and thereafter	850,000	(4)
Total	$3,738,000

(1)	Includes $158.0 million of borrowings due overnight, $655.0 million of borrowings due in less than 30 days and $250.0 million of borrowings due after 90 days.
(2)	Includes $300.0 million of borrowings which are callable in 2009 and at various times thereafter.
(3)	Includes $125.0 million of borrowings which are callable in 2009 and at various times thereafter.
(4)	Callable in 2009 and at various times thereafter.

At December 31, 2008, we had a 12-month commitment for overnight and one month lines of credit with the FHLB-NY totaling $300.0 million, of which $158.0 million was outstanding under the overnight line of credit.  The lines of credit expire on July 31, 2009 and are renewable annually.  Both lines of credit are priced at the federal funds rate plus a spread and reprice daily.

Other Borrowings

We have $250.0 million of senior unsecured notes due in 2012 bearing a fixed interest rate of 5.75% which were issued in 2002.  The notes, which are designated as our 5.75% Senior Notes due 2012, Series B, are registered with the SEC.  We may redeem all or part of the notes at any time at a “make-whole” redemption price, together with accrued interest to the redemption date.  The carrying amount of the notes was $248.6 million at December 31, 2008 and $248.2 million at December 31, 2007.

Our finance subsidiary, Astoria Capital Trust I, issued in 1999, $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, in a private placement, and $3.9 million of common securities (which are the only voting securities of Astoria Capital Trust I), which are 100% owned by Astoria Financial Corporation, and used the proceeds to acquire Junior Subordinated Debentures issued by Astoria Financial Corporation.  The Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I.  The Junior Subordinated Debentures are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value.  The Capital Securities have the same prepayment provisions as the Junior Subordinated Debentures.  Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement relating to the Capital Securities.  The carrying amount of the Junior Subordinated Debentures was $128.7 million at December 31, 2008 and $128.4 million at December 31, 2007.

We issued $100.0 million of senior unsecured notes to a limited number of institutional investors in a private placement in 2001.  The notes, which matured on July 3, 2008, required annual principal payments of $20.0 million which began in 2004.  The notes had a fixed interest rate of 7.67% and were not registered with the SEC.  The carrying amount of the notes was $20.0 million at December 31, 2007.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The terms of our other borrowings subject us to certain debt covenants.  We were released from the debt covenants related to the 7.67% senior unsecured notes upon maturity of these notes on July 3, 2008.  We were in compliance with the debt covenants on our remaining other borrowings at December 31, 2008.

Other borrowings at December 31, 2008 have contractual maturities as follows:

Year	Amount
(In Thousands)
2012	$250,000
2029	128,866
Total	$378,866

Interest expense on borrowings is summarized as follows:

	For the Year Ended December 31,
(Dollars in Thousands)	2008	2007	2006
Reverse repurchase agreements	$136,655	$176,167	$195,232
FHLB-NY advances	135,492	109,730	85,310
Other borrowings	28,283	29,858	31,117
Total interest expense on borrowings	$300,430	$315,755	$311,659

(9)  Stockholders' Equity

On April 18, 2007, our board of directors approved our twelfth stock repurchase plan authorizing the purchase of 10,000,000 shares, or approximately 10% of our common stock outstanding in open-market or privately negotiated transactions.  Under this plan, we repurchased 755,000 shares of our common stock at an aggregate cost of $18.1 million during 2008.  At December 31, 2008, a total of 8,107,300 shares may be purchased under our twelfth stock repurchase plan.  As of December 31, 2008, we are not currently repurchasing additional shares of our common stock.

We have a dividend reinvestment and stock purchase plan, or the Plan.  Pursuant to the Plan, 300,000 shares of authorized and unissued common shares are reserved for use by the Plan, should the need arise.  To date, all shares required by the Plan have been acquired in open market purchases.

We are subject to the laws of the State of Delaware which generally limit dividends to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over our statutory capital, or if there is no such excess, to our net profits for the current and/or immediately preceding fiscal year.  Our ability to pay dividends, service our debt obligations and repurchase our common stock is dependent primarily upon receipt of dividend payments from Astoria Federal.  The Office of Thrift Supervision, or OTS, regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments.  Astoria Federal must file an application to receive the approval of the OTS for a proposed capital distribution if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year-to-date plus the retained net income for the preceding two years.  During 2008, we were required to file such applications, all of which were approved by the OTS.  Astoria Federal may not pay dividends to us if: (1) after paying those dividends, it would fail to meet applicable regulatory capital requirements; (2) the OTS notified Astoria Federal that it was in need of more than normal supervision; or (3) after making such distribution, the institution would become “undercapitalized” (as such term is used in the Federal Deposit Insurance Act).  Payment of dividends by Astoria Federal also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.

(10)  Commitments and Contingencies

Lease Commitments

At December 31, 2008, we were obligated through 2035 under various non-cancelable operating leases on buildings and land used for office space and banking purposes.  These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Rent expense under the operating leases totaled $9.1 million for the year ended December 31, 2008, $8.6 million for the year ended December 31, 2007 and $8.3 million for the year ended December 31, 2006.

The minimum rental payments due under the terms of the non-cancelable operating leases as of December 31, 2008, which have not been reduced by minimum sublease rentals of $15.6 million due in the future under non-cancelable subleases, are summarized below:

Year	Amount
(In Thousands)
2009	$7,388
2010	7,005
2011	6,728
2012	6,279
2013	6,067
2014 and thereafter	40,680
Total	$74,147

Outstanding Commitments

We had outstanding commitments as follows:

	At December 31,
(In Thousands)	2008	2007
Mortgage loans - commitments to extend credit (1)	$166,674	$412,990
Mortgage loans - commitments to purchase	29,410	10,551
Home equity loans - unused lines of credit	280,597	325,028
Consumer and commercial loans - unused lines of credit	68,520	72,018
Commitments to sell loans	27,146	19,677

(1)
Includes commitments to originate loans held-for-sale of $27.1 million at December 31, 2008 and $21.3 million at December 31, 2007.  Excluding commitments to originate loans held-for-sale, which are fixed rate loans, substantially all of the remaining mortgage loan commitments to extend credit are for hybrid ARM loans.

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

Assets Sold with Recourse

We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market.  Recourse provisions vary but generally include fraud, early payment default (payment default within not greater than 120 days of sale) and adherence to underwriting or quality control guidelines.  The principal balance of loans sold with recourse amounted to $383.9 million at December 31, 2008 and $407.7 million at December 31, 2007.  We estimate the liability for loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse.  The carrying amount of this liability was immaterial at December 31, 2008 and 2007.

We have a collateralized repurchase obligation due to the sale of certain long-term fixed rate municipal revenue bonds to an investment trust fund for proceeds that approximated par value.  The trust fund has a put option that requires us to repurchase the securities for specified amounts prior to maturity under certain specified circumstances, as defined in the agreement.  The outstanding option balance on the agreement totaled $10.0 million at December 31, 2008 and $10.7 million at December 31, 2007.  Various GSE mortgage-backed securities, with an amortized cost of $15.2 million and a fair value of $15.4 million at December 31, 2008, have been pledged as collateral.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Guarantees

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  The guarantees generally extend for a term of up to one year and are fully collateralized.  For each guarantee issued, if the customer defaults on a payment or performance to the third party, we would have to perform under the guarantee.  Outstanding standby letters of credit totaled $245,000 at December 31, 2008 and $1.5 million at December 31, 2007.  The fair values of these obligations were immaterial at December 31, 2008 and 2007.

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

Astoria Federal previously moved to dismiss the amended complaint, which motion was granted in part and denied in part, dismissing claims based on violations of RESPA and FDCA.  The District Court further determined that class certification would be considered prior to considering summary judgment.  The District Court, on September 19, 2006, granted the plaintiff’s motion for class certification.  Astoria Federal has denied the claims set forth in the complaint.  Both we and the plaintiffs subsequently filed motions for summary judgment with the District Court.  The District Court, on September 12, 2007, granted our motion for summary judgment on the basis that all named plaintiffs’ Truth in Lending claims are time barred.  All other aspects of plaintiffs’ and defendants’ motions for

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

summary judgment were dismissed without prejudice.  The District Court found the named plaintiffs to be inadequate class representatives and provided plaintiffs’ counsel an opportunity to submit a motion for the substitution or intervention of new named plaintiffs.  Plaintiffs’ counsel filed a motion with the District Court for partial reconsideration of its decision.  The District Court, by order dated January 25, 2008, granted plaintiffs’ motion for partial reconsideration and again determined that all named plaintiffs’ Truth-in Lending claims are time barred.  Plaintiffs’ counsel subsequently submitted a motion to intervene or substitute plaintiff proposing a single substitute plaintiff.  On April 18, 2008, we filed with the District Court our opposition to such motion.  The District Court on September 29, 2008 granted the plaintiffs’ motion allowing a new single named plaintiff to be substituted.  The District Court also established a schedule for the plaintiffs to amend the complaint, for the defendants to respond and for consideration of summary judgment on the merits.  During the fourth quarter of 2008, the plaintiffs amended their complaint to assert the claim of the new substitute plaintiff, the defendants answered denying such claims and both parties cross-moved for summary judgment and are awaiting the District Court’s decision.  We currently do not believe this action will likely have a material adverse impact on our financial condition or results of operations.  However, no assurance can be given at this time that this litigation will be resolved amicably, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

(11)  Income Taxes

Income tax expense is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2008	2007	2006
Current
Federal	$78,120	$60,924	$78,782
State and local	(3,805)	(319)	3,121
Total current	74,315	60,605	81,903
Deferred
Federal	(45,169)	(9,882)	3,133
State and local	(184)	-	(1)
Total deferred	(45,353)	(9,882)	3,132
Total income tax expense	$28,962	$50,723	$85,035

Total income tax expense differed from the amounts computed by applying the federal income tax rate to income before income tax expense as a result of the following:

	For the Year Ended December 31,
(In Thousands)	2008	2007	2006
Expected income tax expense at statutory federal rate	$36,506	$61,440	$90,976
State and local taxes, net of federal tax effect	(2,593)	(207)	2,028
Tax exempt income (principally on BOLI)	(5,994)	(6,789)	(5,873)
Other, net	1,043	(3,721)	(2,096)
Total income tax expense	$28,962	$50,723	$85,035

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	At December 31,
(In Thousands)	2008	2007
Deferred tax assets:
Allowances for losses	$44,197	$28,069
Compensation and benefits (principally pension and other postretirement benefit plans)	47,219	20,191
Net unrealized loss on securities available-for-sale	4,480	16,079
Securities impairment write-downs	40,145	12,951
Effect of unrecognized tax benefits, related accrued interest and other deductible temporary differences	5,534	9,276
Total gross deferred tax assets	141,575	86,566
Deferred tax liabilities:
Mortgage loans (principally deferred loan origination costs)	(15,793)	(17,367)
Premises and equipment	(4,790)	(5,602)
Total gross deferred tax liabilities	(20,583)	(22,969)
Net deferred tax assets (included in other assets)	$120,992	$63,597

We believe that our future results of operations and tax planning strategies will generate sufficient taxable income to enable us to realize our deferred tax assets.

We file income tax returns in the United States federal jurisdiction and in New York State and City jurisdictions.  Certain of our subsidiaries also file income tax returns in various other state jurisdictions.  With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2005.  The Internal Revenue Service completed examinations of our 2006 and 2005 federal income tax returns during 2008.

The following is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the years ended December 31, 2008 and 2007.  The amounts have not been reduced by the federal deferred tax effects of unrecognized state tax benefits.

	For the Year Ended December 31,
(In Thousands)	2008	2007
Unrecognized tax benefits at beginning of year	$16,489	$20,174
Reductions as a result of tax positions taken during a prior period	(5,249)	-
Reductions as a result of a lapse in the applicable statute of limitations	(5,102)	(3,685)
Reductions relating to settlement with taxing authorities	(125)	-
Unrecognized tax benefits at end of year	$6,013	$16,489

It is reasonably possible that decreases in gross unrecognized tax benefits totaling $2.6 million may occur in 2009 as a result of a lapse in the applicable statute of limitations.  If realized, all of our unrecognized tax benefits at December 31, 2008 would affect our effective income tax rate.  After the related deferred tax effects, realization of those benefits would reduce income tax expense by $4.6 million.

In addition to the above unrecognized tax benefits, we have accrued liabilities for interest and penalties related to uncertain tax positions totaling $3.6 million at December 31, 2008 and $5.5 million at December 31, 2007.  We accrued interest and penalties on uncertain tax positions as an element of our income tax expense totaling $1.4 million during the year ended December 31, 2008 and $1.5 million during the year ended December 31, 2007.  Realization of all of our unrecognized tax benefits would result in a further reduction in income tax expense of $2.6 million for the reversal of accrued interest and penalties, net of the related deferred tax effects.

Astoria Federal’s retained earnings at December 31, 2008 and 2007 includes base-year bad debt reserves, created for tax purposes prior to 1988, totaling $165.8 million.  A related deferred federal income tax liability of $58.0 million has not been recognized.  Base-year reserves are subject to recapture in the unlikely event that Astoria Federal (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(12)  Earnings Per Share

The following table is a reconciliation of basic and diluted EPS:

	For the Year Ended December 31,
	2008		2007		2006
	Basic	Diluted	Basic	Diluted	Basic	Diluted
(In Thousands, Except Per Share Data)	EPS	EPS (1)	EPS	EPS (2)	EPS	EPS (3)
Net income	$75,342	$75,342	$124,822	$124,822	$174,897	$174,897
Total weighted average basic common shares outstanding	89,580	89,580	90,490	90,490	94,755	94,755
Effect of dilutive securities:
Options	-	827	-	1,469	-	2,489
Restricted stock	-	281	-	134	-	36
Total weighted average basic and diluted common shares outstanding	89,580	90,688	90,490	92,093	94,755	97,280
Earnings per common share	$0.84	$0.83	$1.38	$1.36	$1.85	$1.80

(1)
Options to purchase 4,624,597 shares of common stock and 76,798 shares of unvested restricted stock were outstanding during the year ended December 31, 2008, but were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.

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

(13)  Other Comprehensive Income/Loss

The components of accumulated other comprehensive loss at December 31, 2008 and 2007 and the changes during the year ended December 31, 2008 are as follows:

		Other
	At	Comprehensive	At
(In Thousands)	December 31, 2007	Income (Loss)	December 31, 2008
Net unrealized loss on securities available-for-sale	$(26,881)	$21,540	$(5,341)
Net actuarial loss on pension plans and other postretirement benefits	(11,308)	(44,255)	(55,563)
Prior service cost on pension plans and other postretirement benefits	(371)	134	(237)
Loss on cash flow hedge	(916)	192	(724)
Accumulated other comprehensive loss	$(39,476)	$(22,389)	$(61,865)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The components of other comprehensive income/loss for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Before Tax	Tax	After Tax
(In Thousands)	Amount	Benefit (Expense)	Amount

For the Year Ended December 31, 2008
Net unrealized gain on securities available-for-sale:
Net unrealized holding losses on securities arising during the year	$(44,557)	$15,595	$(28,962)
Reclassification adjustment for net losses included in net income	77,696	(27,194)	50,502
	33,139	(11,599)	21,540
Net actuarial loss on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	(68,822)	24,088	(44,734)
Reclassification adjustment for net actuarial loss included in net income	737	(258)	479
	(68,085)	23,830	(44,255)
Reclassification adjustment for prior service cost included in net income	206	(72)	134

Reclassification adjustment for loss on cash flow hedge included in net income	331	(139)	192
Other comprehensive loss	$(34,409)	$12,020	$(22,389)

For the Year Ended December 31, 2007
Net unrealized loss on securities available-for-sale:
Net unrealized holding gains on securities arising during the year	$1,281	$(617)	$664
Reclassification adjustment for net losses included in net income	18,276	(7,860)	10,416
	19,557	(8,477)	11,080
Net actuarial loss on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	9,738	(4,210)	5,528
Reclassification adjustment for net actuarial loss included in net income	1,889	(785)	1,104
	11,627	(4,995)	6,632
Prior service cost on pension plans and other postretirement benefits:
Prior service cost adjustment arising during the year	1,111	(473)	638
Reclassification adjustment for prior service cost included in net income	536	(223)	313
	1,647	(696)	951
Reclassification adjustment for loss on cash flow hedge included in net income	330	(139)	191
Other comprehensive income	$33,161	$(14,307)	$18,854

For the Year Ended December 31, 2006
Net unrealized holding gains on securities arising during the year	$17,485	$(7,350)	$10,135
Reclassification adjustment for loss on cash flow hedge included in net income	329	(138)	191
Minimum pension liability adjustment	216	(91)	125
Other comprehensive income	$18,030	$(7,579)	$10,451

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(14)  Benefit Plans

Pension Plans and Other Postretirement Benefits

The following tables set forth information regarding our defined benefit pension plans and other postretirement benefit plan.

			Other Postretirement
	Pension Benefits		Benefits
	At or For the Year Ended		At or For the Year Ended
	December 31,		December 31,
(In Thousands)	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$176,220	$186,122	$16,478	$19,124
Service cost	2,942	3,314	255	464
Interest cost	11,012	10,497	1,020	1,026
Amendments	-	-	-	(1,112)
Actuarial loss (gain)	11,845	(14,501)	1,309	(2,002)
Benefits paid	(9,753)	(9,212)	(889)	(1,022)
Benefit obligation at end of year	192,266	176,220	18,173	16,478
Change in plan assets:
Fair value of plan assets at beginning of year	162,762	165,131	-	-
Actual return on plan assets	(43,016)	6,082	-	-
Employer payments for benefits on unfunded plans	786	761	889	1,022
Benefits paid	(9,753)	(9,212)	(889)	(1,022)
Fair value of plan assets at end of year	110,779	162,762	-	-
Funded status at end of year	$(81,487)	$(13,458)	$(18,173)	$(16,478)

Funded status at end of year recognized in consolidated statements of financial condition:
Other assets	$-	$5,874	$-	$-
Other liabilities	(81,487)	(19,332)	(18,173)	(16,478)
Funded status at end of year	$(81,487)	$(13,458)	$(18,173)	$(16,478)
The following table sets forth the pre-tax components of accumulated other comprehensive loss related to pension plans and other postretirement benefits.  We expect that $8.2 million in net actuarial loss and $148,000 in prior service cost will be recognized as components of net periodic cost in 2009.

	Pension Benefits		Other Postretirement Benefits
	At December 31,		At December 31,
(In Thousands)	2008	2007	2008	2007
Net actuarial loss (gain)	$89,433	$22,799	$(2,023)	$(3,474)
Prior service cost (credit)	752	1,057	(324)	(423)
Total accumulated other comprehensive loss (income)	$90,185	$23,856	$(2,347)	$(3,897)

The accumulated benefit obligation for all defined benefit pension plans was $174.9 million at December 31, 2008 and $162.4 million at December 31, 2007.

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

	At December 31,
(In Thousands)	2008	2007
Projected benefit obligation	$19,797	$19,332
Accumulated benefit obligation	17,763	17,115

The assumptions used to determine the benefit obligations at December 31 are as follows:

			Rate of
	Discount Rate		Compensation Increase
	2008	2007	2008	2007
Pension Benefit Plans:
Astoria Federal Pension Plan	5.92%	6.45%	5.10%	5.10%
Astoria Federal Excess Benefit and Supplemental Benefit Plans	6.25	6.34	6.10	6.10
Astoria Federal Directors’ Retirement Plan	6.34	6.22	4.00	4.00
Greater Directors’ Retirement Plan	6.08	5.83	N/A	N/A
LIB Directors’ Retirement Plan	5.43	5.32	N/A	N/A
Other Postretirement Benefit Plan:
Astoria Federal Retiree Health Care Plan	6.03	6.42	N/A	N/A

The components of net periodic cost and the related assumptions are as follows:

	Pension Benefits			Other Postretirement Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
(In Thousands)	2008	2007	2006	2008	2007	2006
Service cost	$2,942	$3,314	$3,458	$255	$464	$498
Interest cost	11,012	10,497	10,183	1,020	1,026	1,014
Expected return on plan assets	(12,652)	(12,846)	(12,156)	-	-	-
Amortization of prior service cost (credit)	305	368	368	(99)	168	169
Recognized net actuarial loss (gain)	879	1,911	3,187	(142)	(22)	-
Net periodic cost	$2,486	$3,244	$5,040	$1,034	$1,636	$1,681

			Expected Return		Rate of
Assumptions used to determine	Discount Rate		on Plan Assets		Compensation Increase
the net periodic cost:	2008	2007	2008	2007	2008	2007

Pension Benefit Plans:
Astoria Federal Pension Plan	6.45%	5.75%	8.00%	8.00%	5.10%	5.10%
Astoria Federal Excess Benefit and Supplemental Benefit Plans	6.34	5.75	N/A	N/A	6.10	6.10
Astoria Federal Directors’ Retirement Plan	6.22	5.75	N/A	N/A	4.00	4.00
Greater Directors’ Retirement Plan	5.83	5.75	N/A	N/A	N/A	N/A
LIB Directors' Retirement Plan	5.32	5.75	N/A	N/A	N/A	N/A
Other Postretirement Benefit Plan:
Astoria Federal Retiree Health Care Plan	6.42	5.75	N/A	N/A	N/A	N/A

To determine the expected return on plan assets, we consider the long-term historical return information on plan assets, the mix of investments that comprise plan assets and the historical returns on indices comparable to the fund classes in which the plan invests.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The assumed health care cost trend rates are as follows:

	At December 31,
	2008	2007
Health care cost trend rate assumed for next year	8.00%	6.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2009

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage	One Percentage
(In Thousands)	Point Increase	Point Decrease
Effect on total service and interest cost components	$166	$(132)
Effect on the postretirement benefit obligation	2,017	(1,626)

The asset allocations, by asset category, for the Astoria Federal Pension Plan are as follows:

	Plan Assets At December 31,
	2008	2007
Asset Category:
Astoria Financial Corporation common stock	11.50%	11.06%
Insurance company pooled separate accounts and trust company trust funds	88.45	88.94
Cash	0.05	-
Total	100.00%	100.00%

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

During 2008, we did not make any contributions to the Astoria Federal Pension Plan.  While no contributions are required in 2009 by funding regulations or laws, a discretionary contribution of up to $4.0 million is being considered for 2009 to avoid benefit restrictions.  The uncertain regulatory environment around the Pension Protection Act of 2006 funding rules preclude us from determining an exact contribution amount at this time.  No pension plan assets are expected to be returned to us.

Total benefits expected to be paid under our defined benefit pension plans and other postretirement benefit plan as of December 31, 2008, which reflect expected future service, as appropriate, are as follows:

	Pension	Other Postretirement
Year	Benefits	Benefits
	(In Thousands)
2009	$10,108	$1,265
2010	10,451	1,234
2011	10,792	1,186
2012	11,163	1,161
2013	11,562	1,144
2014-2018	64,739	5,742

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Incentive Savings Plan

Astoria Federal maintains a 401(k) incentive savings plan, or the 401(k) Plan, which provides for contributions by both Astoria Federal and its participating employees.  Under the 401(k) Plan, which is a qualified, defined contribution pension plan, participants may contribute up to 15% of their pre-tax base salary, generally not to exceed $15,500 for the calendar year ended December 31, 2008.  Matching contributions, if any, may be made at the discretion of Astoria Federal.  No matching contributions were made for 2008, 2007 and 2006.  Participants vest immediately in their own contributions and after a period of five years for Astoria Federal contributions.

Employee Stock Ownership Plan

Astoria Federal maintains an ESOP for its eligible employees, which is also a defined contribution pension plan.  To fund the purchase of the ESOP shares, the ESOP borrowed funds from us.  The ESOP loans bear an interest rate of 6.00%, mature on December 31, 2029 and are collateralized by our common stock purchased with the loan proceeds.  Astoria Federal makes scheduled contributions to fund debt service.  Astoria Federal's contributions, prior to 2010, may be reduced by dividends paid on unallocated shares and investment earnings realized on such dividends.  Beginning in 2010, dividends paid on unallocated shares will be credited to participant accounts as investment earnings.  Dividends paid on unallocated shares, which reduced Astoria Federal’s contribution to the ESOP, totaled $6.0 million for the year ended December 31, 2008, $6.4 million for the year ended December 31, 2007 and $6.2 million for the year ended December 31, 2006.  The ESOP loans had an aggregate outstanding principal balance of $28.6 million at December 31, 2008 and $30.8 million at December 31, 2007.

Shares purchased by the ESOP are held in trust for allocation among participants as the loans are repaid.  Pursuant to the loan agreements, the number of shares released annually is based upon a specified percentage of aggregate eligible payroll for our covered employees.  Shares allocated to participants totaled 548,723 for the year ended December 31, 2008, 394,527 for the year ended December 31, 2007 and 309,355 for the year ended December 31, 2006.  Through December 31, 2008, 9,855,894 shares have been allocated to participants.  As of December 31, 2008, 5,212,668 shares which had a fair value of $85.9 million remain unallocated.  In addition to shares allocated, Astoria Federal makes an annual cash contribution to participant accounts.  This cash contribution totaled $2.3 million for the year ended December 31, 2008, $2.6 million for the year ended December 31, 2007 and $2.8 million for the year ended December 31, 2006, and will total not less than $1.2 million in 2009.  Beginning in 2010, the only cash contributions Astoria Federal is required to make are to fund debt service.

We recorded compensation expense related to the ESOP totaling $14.3 million for the year ended December 31, 2008, $13.0 million for the year ended December 31, 2007 and $12.1 million for the year ended December 31, 2006.

(15)  Stock Incentive Plans

In 2005, we adopted the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan.  As a result of the adoption of this plan, the previous employee option plan was frozen and no further option grants were made pursuant to that plan.  Under the 2005 Employee Stock Plan, 5,250,000 shares were reserved for option, restricted stock and/or stock appreciation right grants, of which 3,197,949 shares remain available for issuance of future grants at December 31, 2008.  Historically, grants to employees have occurred annually in December upon approval by our board of directors on the date of their regular monthly meeting.  Beginning in 2008, employee grants generally occur annually, upon approval by our board of directors, on the third business day after we issue a press release announcing annual financial results for the prior year.

During 2008, 380,400 shares of restricted stock were granted to select officers, of which 311,500 shares vest 100% on the fifth anniversary of the grant date and 68,900 shares vest 30% on the first anniversary of the grant date, 30% on the second anniversary of the grant date and 40% on the third anniversary of the grant date.  No restricted stock was granted in 2007.  Restricted stock granted in 2006 vests approximately five years after the grant date.  There were no options granted in 2008, 2007 and 2006.  Options and restricted stock granted in 2005 vest approximately three years after the grant date.  Pursuant to the terms of the options granted under the 2005 Employee Stock Plan, such options have a maximum term of seven years, while options previously granted to employees under plans other than the 2005 Employee Stock Plan have a maximum term of ten years.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2005 Employee Stock Plan, all options and restricted stock granted pursuant to such plan immediately vest.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Additionally, certain grants have accelerated vesting provisions in the event the grantee terminates his/her employment due to retirement, at or after normal retirement age as specified in such grants.  Options granted under all plans were granted in tandem with limited stock appreciation rights exercisable only in the event we experience a change in control, as defined by the plans.

In 2007, we adopted the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, or the 2007 Director Stock Plan.  As a result of the adoption of the 2007 Director Stock Plan, the 1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, or the 1999 Director Option Plan, was frozen and no further option grants were made pursuant to that plan.  Under the 2007 Director Stock Plan, 100,000 shares of common stock were reserved for restricted stock grants, of which 14,440 shares of restricted stock were granted in 2008 and 85,560 remain available for issuance of future grants at December 31, 2008.  Annual awards and discretionary grants, as such terms are defined in the plan, are authorized under the 2007 Director Stock Plan.  Options granted to non-employee directors in 2007 were made pursuant to the 1999 Director Option Plan in January 2007, prior to the adoption of the 2007 Director Stock Plan.  Option grants to non-employee directors have occurred annually on January 15th or the next business day.  Commencing in 2008 and annually thereafter, annual awards occur on the third business day after we issue a press release announcing annual financial results for the prior year.  Discretionary grants may be made to eligible directors from time to time as consideration for services rendered or promised to be rendered.  Such grants are made on such terms and conditions as determined by a committee of independent directors.

Under the 2007 Director Stock Plan, restricted stock awards vest 100% on the third anniversary of the grant date, although awards immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.  Shares awarded will be forfeited in the event a recipient ceases to be a director prior to the third anniversary of the grant date for any reason other than death, disability, mandatory retirement, involuntary termination or a change in control, as defined in the plan.  Under prior plans involving option grants to non-employee directors, all options granted have a maximum term of ten years and were exercisable immediately on their grant date.  Options granted under all plans were granted in tandem with limited stock appreciation rights exercisable only in the event we experience a change in control, as defined by the plans.

Restricted stock activity in our stock incentive plans for the year ended December 31, 2008 is summarized as follows:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of year	466,339	$29.94
Granted	394,840	24.92
Vested	(2,869)	(29.89)
Forfeited	(11,888)	(27.77)
Nonvested at end of year	846,422	27.63

The aggregate fair value on the vest date of restricted stock awards which vested during the year ended December 31, 2008 totaled $68,000.

Option activity in our stock incentive plans for the year ended December 31, 2008 is summarized as follows:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at beginning of year	9,313,007	$21.32
Exercised	(524,618)	(15.33)
Expired	(23,400)	(26.04)
Forfeited	(6,900)	(29.02)
Outstanding at end of year	8,758,089	21.67
Options exercisable at end of year	7,545,239	20.48

At December 31, 2008, options outstanding and options exercisable each had a weighted average remaining contractual term of approximately 4.0 years and an aggregate intrinsic value of approximately $3.9 million.

The aggregate intrinsic value of options exercised totaled $4.2 million during the year ended December 31, 2008, $5.5 million during the year ended December 31, 2007 and $17.9 million during the year ended December 31, 2006.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Shares issued upon the exercise of stock options are issued from treasury stock.  We have an adequate number of treasury shares available for future stock option exercises.

During the year ended December 31, 2007, 48,000 options were granted to outside directors with a weighted average grant date fair value of $4.88 per share.  During the year ended December 31, 2006, 54,000 options were granted to outside directors with a weighted average grant date fair value of $5.16 per share.  The Black-Scholes option pricing model was used to estimate the per share weighted average fair value of option grants on the date of grant using the following assumptions:

	For the Year Ended December 31,
	2007	2006
Expected dividend yield	3.50%	3.22%
Expected stock price volatility	19.59	20.94
Risk-free interest rate based upon equivalent-term U.S. Treasury rates	4.63	4.17
Expected option term	5 years	5 years

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

Stock-based compensation expense recognized for stock options and restricted stock totaled $5.0 million, net of taxes of $2.7 million, for the year ended December 31, 2008, $3.8 million, net of taxes of $2.1 million, for the year ended December 31, 2007 and $2.7 million, net of taxes of $2.0 million, for the year ended December 31, 2006.  At December 31, 2008, pre-tax compensation cost related to all nonvested awards of options and restricted stock not yet recognized totaled $11.8 million and will be recognized over a weighted average period of approximately 3.4 years.

The fair value of awards of equity instruments that have accelerated vesting provisions upon retirement which are granted to retirement-eligible employees and non-employee directors on or after January 1, 2006 is recognized as compensation cost on the grant date, as the vesting conditions are considered non-substantive because, upon retirement, the award vests immediately regardless of the award’s stated vesting period.  Additionally, for awards of equity instruments that have accelerated vesting provisions upon retirement which are granted to employees and non-employee directors who will become retirement-eligible prior to the award’s stated vesting date, compensation cost is recognized over the period to retirement eligibility, as it is shorter than the period to the stated vesting date.  Prior to our adoption of SFAS No. 123(R), we “recognized” compensation cost for purposes of the pro forma disclosures required by SFAS No. 123 over the stated vesting period regardless of whether or not an employee was retirement-eligible.  Pre-tax stock-based compensation cost includes $1.2 million for the year ended December 31, 2008 and $1.1 million for each of the years ended December 31, 2007 and 2006 related to options and restricted stock awards granted to retirement-eligible employees prior to our adoption of SFAS 123(R).

(16)  Regulatory Matters

Federal law requires that savings associations, such as Astoria Federal, maintain minimum capital requirements.  These capital standards are required to be no less stringent than standards applicable to national banks.  At December 31, 2008 and 2007, Astoria Federal was in compliance with all regulatory capital requirements.

The following table sets forth information regarding the regulatory capital requirements applicable to Astoria Federal.

	At December 31, 2008
	Capital		Actual		Excess
(Dollars in Thousands)	Requirement	%	Capital	%	Capital	%
Tangible	$326,930	1.50%	$1,393,744	6.39%	$1,066,814	4.89%
Leverage	871,813	4.00	1,393,744	6.39	521,931	2.39
Risk-based	1,006,859	8.00	1,512,773	12.02	505,914	4.02

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	At December 31, 2007
	Capital		Actual		Excess
(Dollars in Thousands)	Requirement	%	Capital	%	Capital	%
Tangible	$324,113	1.50%	$1,421,664	6.58%	$1,097,551	5.08%
Leverage	864,301	4.00	1,421,664	6.58	557,363	2.58
Risk-based	996,845	8.00	1,500,620	12.04	503,775	4.04

Astoria Federal’s Tier I risked-based capital ratio was 11.07% at December 31, 2008 and 11.41% at December 31, 2007.

The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established a system of prompt corrective action to resolve the problems of undercapitalized institutions.  The regulators adopted rules which require them to take action against undercapitalized institutions, based upon the five categories of capitalization which FDICIA created: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  The rules adopted generally provide that an insured institution whose total risk-based capital ratio is 10% or greater, Tier 1 risk-based capital ratio is 6% or greater, leverage capital ratio is 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the FDIC shall be considered a “well capitalized” institution.  As of December 31, 2008 and 2007, Astoria Federal was a “well capitalized” institution.

(17)  Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures.  SFAS No. 157 was issued to increase consistency and comparability in reporting fair values.  Our adoption of SFAS No. 157 did not have a material impact on our financial condition or results of operations.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which was effective upon issuance, including prior periods for which financial statements have not been issued.  FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  Our application of the guidance in FSP No. 157-3 did not have a material impact on our financial condition or results of operations or our determination of the fair value of our financial assets.

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Our securities available-for-sale are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as MSR, loans receivable and REO.  These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.  Additionally, in connection with our mortgage banking activities we have commitments to fund loans held-for-sale and commitments to sell loans, which are considered free-standing derivative instruments, the fair values of which are not material to our financial condition or results of operations.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Securities available-for-sale
Our available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders' equity.  Substantially all of our securities available-for-sale portfolio consists of mortgage-backed securities.  The fair values for substantially all of these securities are obtained from an independent nationally recognized pricing service.  We use third party brokers to obtain prices for a small portion of the portfolio that we are not able to price using our third party pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, available trade information, bids, offers, reference data, monthly payment information and collateral performance.  At December 31, 2008, 98% of our available-for-sale securities portfolio was comprised of GSE securities for which an active market exists for similar securities, making observable inputs readily available.  Additionally, our pricing service has indicated that if they do not have sufficient objectively verifiable information to continue to support a security’s valuation, they will discontinue evaluating the security until such information can be obtained.

We review the documentation provided by our independent pricing service regarding their analysis of SFAS No. 157, as well as their summary of inputs utilized by asset class and evaluation methodology summaries.  We analyze changes in the pricing service fair values from month to month taking into consideration changes in market conditions including changes in mortgage spreads, changes in treasury yields and changes in generic pricing on 15 year and 30 year securities.  Each month we conduct a review of the estimated values of our fixed rate REMICs and CMOs available-for-sale which represent substantially all of these securities priced by our pricing service.  We generate prices based upon a “spread matrix” approach for estimating values.  Market spreads are obtained from independent third party firms who trade these types of securities.  Any notable differences between the pricing service prices and “spread matrix” prices on individual securities are analyzed further, including a review of prices provided by other independent parties, a yield analysis and review of average life changes using Bloomberg analytics and a review of historical pricing on the particular security.  Based upon our review of the information and prices provided by our pricing service, the fair values of securities incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.  The fair values of the remaining securities in our available-for-sale portfolio are obtained from quoted market prices for identical instruments in active markets and, as such, are classified as Level 1.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at December 31, 2008.

	Carrying Value at December 31, 2008
(In Thousands)	Total	Level 1	Level 2	Level 3
Securities available-for-sale	$1,390,440	$1,158	$1,389,282	$-

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

MSR, net
MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Loans Receivable, net
Loans which meet certain criteria are evaluated individually for impairment.  Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs.  Fair value is estimated through current appraisals, where practical, or a drive-by inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and adjusted as necessary, by management, to reflect current market conditions and, as such, is classified as Level 3.

REO, net
The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair value is periodically adjusted by management to reflect current market conditions and, as such, is classified as Level 3.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at December 31, 2008.

					Losses
					For the Year
	Carrying Value at December 31, 2008				Ended
(In Thousands)	Total	Level 1	Level 2	Level 3	December 31, 2008
MSR, net	$8,216	$-	$-	$8,216	$2,399
Impaired loans (1)	32,513	-	-	32,513	6,534
REO, net (2)	22,752	-	-	22,752	9,052
Total	$63,481	$-	$-	$63,481	$17,985

(1)	Losses for the year ended December 31, 2008 were charged against the allowance for loan losses.
(2)
Losses for the year ended December 31, 2008 were charged against the allowance for loan losses, in the case of a first write-down, upon the transfer of a loan to REO.  Losses subsequent to the transfer of a loan to REO were charged to REO expense.

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

The following table summarizes the carrying amounts and estimated fair values of our financial instruments which were carried on the consolidated financial statements at either cost or at lower of cost or fair value, in accordance with GAAP, and not measured or recorded at fair value on a recurring basis.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	At December 31,
	2008		2007
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Repurchase agreements	$24,060	$24,060	$24,218	$24,218
Securities held-to-maturity	2,646,862	2,643,955	3,057,544	3,013,014
FHLB-NY stock	211,900	211,900	201,490	201,490
Loans held-for-sale, net	5,272	5,391	6,306	6,362
Loans receivable, net (1)	16,593,415	16,843,033	16,076,068	16,068,813
MSR, net (1)	8,216	8,236	12,910	12,932

Financial Liabilities:
Deposits	13,479,924	13,636,753	13,049,438	13,111,419
Borrowings, net	6,965,274	7,567,454	7,184,658	7,453,682

(1)  Includes totals for assets measured at fair value on a non-recurring basis as disclosed in Note 17.

Methods and assumptions used to estimate fair values are as follows:

Repurchase agreements
The carrying amounts of repurchase agreements approximate fair values since all mature in one month or less.

Securities held-to-maturity
The fair values for substantially all of our securities are obtained from an independent nationally recognized pricing service.

FHLB-NY stock
The carrying amount of FHLB-NY stock equals cost.  The fair value of FHLB-NY stock is based on redemption at par value.

Loans held-for-sale, net
The fair values of loans held-for-sale are estimated by discounting the expected future cash flow.  The discount rates used are based on market rates for new loans of similar type and purpose, adjusted for servicing cost.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Deposits
The fair values of deposits with no stated maturity, such as savings accounts, NOW accounts, money market accounts and demand deposit accounts, are equal to the amount payable on demand.  The fair values of certificates of deposit and Liquid CDs are based on discounted contractual cash flows using the weighted average remaining life of the portfolio discounted by the corresponding LIBOR Swap Curve as posted by the OTS.

Borrowings, net
The fair values of callable borrowings are based upon third party dealers’ estimated market values.  The fair values of non-callable borrowings are based on discounted cash flows using the weighted average remaining life of the portfolio discounted by the corresponding FHLB nominal funding rate.

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

Astoria Financial Corporation - Condensed Statements of Financial Condition

	At December 31,
(In Thousands)	2008	2007
Assets:
Cash	$5	$1
Repurchase agreements	24,060	24,218
ESOP loans receivable	28,565	30,754
Other assets	437	555
Investment in Astoria Federal	1,525,925	1,575,509
Investment in AF Insurance Agency, Inc.	874	816
Investment in Astoria Capital Trust I	3,929	3,929
Total assets	$1,583,795	$1,635,782
Liabilities and stockholders’ equity:
Other borrowings, net	$377,274	$396,658
Other liabilities	3,563	4,329
Amounts due to subsidiaries	21,189	23,451
Stockholders' equity	1,181,769	1,211,344
Total liabilities and stockholders’ equity	$1,583,795	$1,635,782

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation - Condensed Statements of Income

	For the Year Ended December 31,
(In Thousands)	2008	2007	2006
Interest income:
Repurchase agreements and other securities	$627	$1,759	$6,417
ESOP loans receivable	1,845	1,923	1,973
Total interest income	2,472	3,682	8,390
Interest expense on borrowings	28,283	29,858	31,117
Net interest expense	25,811	26,176	22,727
Non-interest income	-	-	(5,401)
Cash dividends from subsidiaries	148,800	162,300	253,000
Non-interest expense:
Compensation and benefits	3,730	3,192	3,010
Other	2,947	2,720	3,207
Total non-interest expense	6,677	5,912	6,217
Income before income taxes and equity in overdistributed earnings of subsidiaries	116,312	130,212	218,655
Income tax benefit	11,287	13,293	14,235
Income before equity in overdistributed earnings of subsidiaries	127,599	143,505	232,890
Equity in overdistributed earnings of subsidiaries (1)	(52,257)	(18,683)	(57,993)
Net income	$75,342	$124,822	$174,897

(1)	The equity in overdistributed earnings of subsidiaries represents dividends paid to us in excess of our subsidiaries' earnings.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation - Condensed Statements of Cash Flows

	For the Year Ended December 31,
(In Thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$75,342	$124,822	$174,897
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in overdistributed earnings of subsidiaries	52,257	18,683	57,993
Amortization of premiums and deferred costs	945	986	1,043
Increase in other assets, net of other liabilities and amounts due to subsidiaries	(8,695)	(9,479)	(11,321)
Net cash provided by operating activities	119,849	135,012	222,612
Cash flows from investing activities:
Principal payments on ESOP loans receivable	2,189	1,298	829
Principal payments on securities available-for-sale	-	125	-
Net cash provided by investing activities	2,189	1,423	829
Cash flows from financing activities:
Repayments of borrowings with original terms greater than three months	(20,000)	(20,000)	(20,000)
Common stock repurchased	(18,090)	(80,055)	(251,216)
Cash dividends paid to stockholders	(93,811)	(95,176)	(92,097)
Cash received for options exercised	8,042	9,170	22,622
Excess tax benefits from share-based payment arrangements	1,667	2,148	6,144
Net cash used in financing activities	(122,192)	(183,913)	(334,547)
Net decrease in cash and cash equivalents	(154)	(47,478)	(111,106)
Cash and cash equivalents at beginning of year	24,219	71,697	182,803
Cash and cash equivalents at end of year	$24,065	$24,219	$71,697

Supplemental disclosure:
Cash paid during the year for interest	$28,096	$29,631	$30,547

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	For the Year Ended December 31, 2008
	First	Second	Third		Fourth
(In Thousands, Except Per Share Data)	Quarter	Quarter	Quarter		Quarter
Interest income	$272,096	$266,639	$273,942		$277,034
Interest expense	191,310	174,059	166,869		162,089
Net interest income	80,786	92,580	107,073		114,945
Provision for loan losses	4,000	7,000	13,000		45,000
Net interest income after provision for loan losses	76,786	85,580	94,073		69,945
Non-interest income (loss)	22,437	24,833	(55,298	) (1)	19,208
Total income	99,223	110,413	38,775		89,153
General and administrative expense	58,229	59,982	58,804		56,245
Income (loss) before income tax expense (benefit)	40,994	50,431	(20,029)		32,908
Income tax expense (benefit)	12,091	16,981	(3,570)		3,460	(2)
Net income (loss)	$28,903	$33,450	$(16,459)		$29,448
Basic earnings (loss) per common share	$0.32	$0.37	$(0.18)		$0.33
Diluted earnings (loss) per common share	$0.32	$0.37	$(0.18)		$0.33

(1)  Includes a $77.7 million OTTI charge.
(2)  Includes a $7.4 million tax adjustment related to the third quarter 2008 OTTI charge.

	For the Year Ended December 31, 2007
	First	Second	Third	Fourth
(In Thousands, Except Per Share Data)	Quarter	Quarter	Quarter	Quarter
Interest income	$271,969	$272,951	$277,632	$282,770
Interest expense	184,442	190,060	196,455	200,837
Net interest income	87,527	82,891	81,177	81,933
Provision for loan losses	-	-	500	2,000
Net interest income after provision for loan losses	87,527	82,891	80,677	79,933
Non-interest income	22,597	26,280	24,805	2,108	(3)
Total income	110,124	109,171	105,482	82,041
General and administrative expense	57,120	58,707	56,544	58,902
Income before income tax expense	53,004	50,464	48,938	23,139
Income tax expense	17,227	16,400	13,630	3,466
Net income	$35,777	$34,064	$35,308	$19,673
Basic earnings per common share	$0.39	$0.38	$0.39	$0.22
Diluted earnings per common share	$0.38	$0.37	$0.39	$0.22

(3)  Includes a $20.5 million OTTI charge.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

3.1	Certificate of Incorporation of Astoria Financial Corporation, as amended effective as of June 3, 1998 and as further amended on September 6, 2006 and September 20, 2006. (1)

3.2	Bylaws of Astoria Financial Corporation, as amended March 19, 2008. (2)

4.1	Astoria Financial Corporation Specimen Stock Certificate. (3)

4.2	Federal Stock Charter of Astoria Federal Savings and Loan Association. (4)

4.3	Bylaws of Astoria Federal Savings and Loan Association, as amended effective April 19, 2006. (5)

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

10.8
Letter dated August 29, 2008 from Astoria Financial Corporation to Astoria Federal Savings and Loan Association Employee Stock Ownership Trust regarding Amended and Restated Loan Agreement entered into as of January 1, 2000. (9)

Exhibits 10.9 through 10.52 are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(c) of this report.

10.9
Astoria Federal Savings and Loan Association and Astoria Financial Corporation Directors’ Retirement Plan, as amended and restated effective April 1, 2006 and further amended and restated effective January 1, 2009. (*)

10.10	The Long Island Bancorp, Inc., Non-Employee Directors Retirement Benefit Plan, as amended June 24, 1997 and as further Amended December 31, 2008. (*)

10.11	Astoria Financial Corporation Death Benefit Plan for Outside Directors. (3)

10.12	Astoria Financial Corporation Death Benefit Plan for Outside Directors - Amendment No. 1. (*)

10.13	Deferred Compensation Plan for Directors of Astoria Financial Corporation as Amended Effective January 1, 2009. (*)

10.14	1996 Stock Option Plan for Outside Directors of Astoria Financial Corporation, as amended December 29, 2005. (10)

Exhibit No.	Identification of Exhibit

10.15	1999 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as amended December 29, 2005. (10)

10.16	1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, as amended December 29, 2005. (10)

10.17	2003 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as amended December 29, 2005. (10)

10.18	2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (11)

10.19	Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (12)

10.20
Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and George L. Engelke, Jr. utilized in connection with the award dated December 20, 2006 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (13)

10.21
Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients other than George L. Engelke, Jr. utilized in connection with awards dated December 20, 2006 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (13)

10.22
Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and George L. Engelke, Jr. utilized in connection with the award dated January 28, 2008 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (14)

10.23
Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and Arnold K. Greenberg utilized in connection with the award dated January 28, 2008 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (14)

10.24
Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients other than George L. Engelke, Jr. and Arnold K. Greenberg utilized in connection with awards dated January 28, 2008 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (14)

10.25
Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards dated January 28, 2008 pursuant to the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (14)

10.26	Astoria Federal Savings and Loan Association Annual Incentive Plan for Select Executives. (15)

Exhibit No.	Identification of Exhibit

10.27	Astoria Financial Corporation Executive Officer Annual Incentive Plan, as amended. (16)

10.28	Astoria Financial Corporation Amended and Restated Employment Agreement with George L. Engelke, Jr., entered into as of January 1, 2009. (*)

10.29	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with George L. Engelke, Jr., entered into as of January 1, 2009. (*)

10.30	Astoria Financial Corporation Amended and Restated Employment Agreement with Gerard C. Keegan, entered into as of January 1, 2009. (*)

10.31	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Gerard C. Keegan, entered into as of January 1, 2009. (*)

10.32	Astoria Financial Corporation Amended and Restated Employment Agreement with Arnold K. Greenberg entered into as of January 1, 2009. (*)

10.33	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Arnold K. Greenberg, entered into as of January 1, 2009. (*)

10.34	Astoria Financial Corporation Amended and Restated Employment Agreement with Gary T. McCann, entered into as of January 1, 2009. (*)

10.35	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Gary T. McCann, entered into as of January 1, 2009. (*)

10.36	Astoria Financial Corporation Amended and Restated Employment Agreement with Monte N. Redman entered into as of January 1, 2009. (*)

10.37	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Monte N. Redman, entered into as of January 1, 2009. (*)

10.38	Astoria Financial Corporation Amended and Restated Employment Agreement with Alan P. Eggleston entered into as of January 1, 2009. (*)

10.39	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Alan P. Eggleston, entered into as of January 1, 2009. (*)

10.40	Astoria Financial Corporation Amended and Restated Employment Agreement with Frank E. Fusco, entered into as of January 1, 2009. (*)

10.41	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Frank E. Fusco, entered into as of January 1, 2009. (*)

10.42
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Josie Callari. (*)

10.43
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert J. DeStefano. (*)

Exhibit No.	Identification of Exhibit

10.44
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert T. Volk. (*)

10.45
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Ira M. Yourman. (*)

10.46
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Brian T. Edwards. (*)

10.47
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Anthony S. DiCostanzo. (*)

10.48
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Thomas E. Lavery. (*)

10.49
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and William J. Mannix, Jr. (*)

10.50	Astoria Federal Savings and Loan Association Excess Benefit Plan, as amended effective January 1, 2009. (*)

10.51	Astoria Federal Savings and Loan Association Supplemental Benefit Plan, as amended effective January 1, 2009. (*)

10.52	Astoria Federal Savings and Loan Association’s Amended and Restated Retirement Medical and Dental Benefit Policy for Senior Officers (Vice Presidents & Above). (*)

12.1	Statement regarding computation of ratios. (*)

21.1	Subsidiaries of Astoria Financial Corporation. (*)

23.1	Consent of Independent Registered Public Accounting Firm. (*)

31.1	Certifications of Chief Executive Officer. (*)

31.2	Certifications of Chief Financial Officer. (*)

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

Exhibit No.	Identification of Exhibit

99.1	Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2009, which will be filed with the SEC within 120 days from December 31, 2008, is incorporated herein by reference.

(*)
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

(2)
Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K, dated March 19, 2008, filed with the Securities and Exchange Commission on March 20, 2008 (File Number 001-11967).

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

(9)
Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008 (File Number 001-11967).

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

(14)
Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 9, 2008 (File Number 001-11967).

(15)
Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 24, 1999 (File Number 000-22228).

(16)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 16, 2004 (File Number 001-11967).