Form 10-Q
period 2009-03-31
ASTORIA FINANCIAL CORP
filed 2009-05-08
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
YES  ☒ NO ☐

Indicate  by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as these items are defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, April 30, 2009

.01 Par Value	97,058,454

PART I — FINANCIAL INFORMATION

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	(Unaudited)
	At	At
(In Thousands, Except Share Data)	March 31, 2009	December 31, 2008

ASSETS:
Cash and due from banks	$146,697	$76,233
Repurchase agreements	38,050	24,060
Available-for-sale securities:
Encumbered	1,067,374	1,017,769
Unencumbered	178,551	372,671
	1,245,925	1,390,440
Held-to-maturity securities, fair value of $2,466,064 and $2,643,955, respectively:
Encumbered	1,934,668	2,204,289
Unencumbered	502,057	442,573
	2,436,725	2,646,862
Federal Home Loan Bank of New York stock, at cost	183,547	211,900
Loans held-for-sale, net	41,850	5,272
Loans receivable:
Mortgage loans, net	16,083,635	16,372,383
Consumer and other loans, net	338,224	340,061
	16,421,859	16,712,444
Allowance for loan losses	(149,187)	(119,029)
Loans receivable, net	16,272,672	16,593,415
Mortgage servicing rights, net	7,656	8,216
Accrued interest receivable	78,006	79,589
Premises and equipment, net	139,210	139,828
Goodwill	185,151	185,151
Bank owned life insurance	399,025	401,280
Other assets	230,267	219,865
Total assets	$21,404,781	$21,982,111

LIABILITIES:
Deposits:
Savings	$1,890,372	$1,832,790
Money market	308,352	289,135
NOW and demand deposit	1,529,856	1,466,916
Liquid certificates of deposit	977,387	981,733
Certificates of deposit	8,923,211	8,909,350
Total deposits	13,629,178	13,479,924
Reverse repurchase agreements	2,650,000	2,850,000
Federal Home Loan Bank of New York advances	3,110,000	3,738,000
Other borrowings, net	377,423	377,274
Mortgage escrow funds	158,505	133,656
Accrued expenses and other liabilities	278,864	221,488
Total liabilities	20,203,970	20,800,342

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value (5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, $.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 97,058,454 and 95,881,132 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	848,826	856,021
Retained earnings	1,846,428	1,864,257
Treasury stock (69,436,434 and 70,613,756 shares, at cost, respectively)	(1,434,881)	(1,459,211)
Accumulated other comprehensive loss	(43,188)	(61,865)
Unallocated common stock held by ESOP (4,923,564 and 5,212,668 shares, respectively)	(18,039)	(19,098)
Total stockholders' equity	1,200,811	1,181,769
Total liabilities and stockholders' equity	$21,404,781	$21,982,111

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
(In Thousands, Except Share Data)	2009	2008
Interest income:
Mortgage loans:
One-to-four family	$162,940	$153,598
Multi-family, commercial real estate and construction	56,614	60,315
Consumer and other loans	2,678	5,432
Mortgage-backed and other securities	43,104	47,893
Federal funds sold and repurchase agreements	16	636
Federal Home Loan Bank of New York stock	1,686	4,222
Total interest income	267,038	272,096
Interest expense:
Deposits	90,760	110,203
Borrowings	64,601	81,107
Total interest expense	155,361	191,310
Net interest income	111,677	80,786
Provision for loan losses	50,000	4,000
Net interest income after provision for loan losses	61,677	76,786
Non-interest income:
Customer service fees	14,839	15,134
Other loan fees	939	1,039
Gain on sales of securities	2,112	-
Other-than-temporary impairment write-down of securities	(5,300)	-
Mortgage banking income, net	469	450
Income from bank owned life insurance	1,979	4,389
Other	904	1,425
Total non-interest income	15,942	22,437
Non-interest expense:
General and administrative:
Compensation and benefits	34,000	31,991
Occupancy, equipment and systems	16,331	16,904
Federal deposit insurance premiums	3,905	571
Advertising	1,559	1,073
Other	8,166	7,690
Total non-interest expense	63,961	58,229
Income before income tax expense	13,658	40,994
Income tax expense	4,862	12,091
Net income	$8,796	$28,903
Basic earnings per common share	$0.10	$0.32
Diluted earnings per common share	$0.10	$0.32
Dividends per common share	$0.13	$0.26
Basic weighted average common shares	90,213,163	89,472,902
Diluted weighted average common and common equivalent shares	90,443,387	90,969,684

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Three Months Ended March 31, 2009

							Unallocated
						Accumulated	Common
			Additional			Other	Stock
		Common	Paid-in	Retained	Treasury	Comprehensive	Held
(In Thousands, Except Share Data)	Total	Stock	Capital	Earnings	Stock	Loss	by ESOP

Balance at December 31, 2008	$1,181,769	$1,665	$856,021	$1,864,257	$(1,459,211)	$(61,865)	$(19,098)

Comprehensive income:
Net income	8,796	-	-	8,796	-	-	-
Other comprehensive income, net of tax:
Net unrealized gain on securities	17,266	-	-	-	-	17,266	-
Reclassification of prior service cost	24	-	-	-	-	24	-
Reclassification of net actuarial loss	1,340	-	-	-	-	1,340	-
Reclassification of loss on cash flow hedge	47	-	-	-	-	47	-
Comprehensive income	27,473

Dividends on common stock ($0.13 per share)	(11,859)	-	82	(11,941)	-	-	-

Exercise of stock options and related tax benefit (18,000 shares issued)	270	-	18	(119)	371	-	-

Restricted stock grants (1,170,232 shares)	-	-	(9,585)	(14,598)	24,183	-	-

Tax benefit shortfall on vested restricted stock	(997)	-	(997)	-	-	-	-

Forfeitures of restricted stock (10,910 shares)	10	-	201	33	(224)	-	-

Stock-based compensation and allocation of ESOP stock	4,145	-	3,086	-	-	-	1,059

Balance at March 31, 2009	$1,200,811	$1,665	$848,826	$1,846,428	$(1,434,881)	$(43,188)	$(18,039)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
(In Thousands)	2009	2008
Cash flows from operating activities:
Net income	$8,796	$28,903
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on mortgage loans and mortgage-backed securities	4,352	9,076
Net amortization of deferred costs on consumer and other loans and borrowings	651	748
Net provision for loan and real estate losses	51,000	4,520
Depreciation and amortization	2,823	3,390
Net gain on sales of loans and securities	(2,757)	(327)
Other-than-temporary impairment write-down of securities	5,300	-
Originations of loans held-for-sale	(80,843)	(37,039)
Proceeds from sales and principal repayments of loans held-for-sale	44,411	30,931
Stock-based compensation and allocation of ESOP stock	4,155	4,205
Decrease (increase) in accrued interest receivable	1,583	(42)
Mortgage servicing rights amortization and valuation allowance adjustments	1,086	833
Bank owned life insurance income and insurance proceeds received, net	2,255	(4,389)
Increase in other assets	(16,421)	(13,906)
Increase in accrued expenses and other liabilities	59,476	56,678
Net cash provided by operating activities	85,867	83,581
Cash flows from investing activities:
Originations of loans receivable	(377,824)	(687,840)
Loan purchases through third parties	(49,439)	(58,836)
Principal payments on loans receivable	666,817	1,178,944
Proceeds from sales of delinquent and non-performing loans	11,993	1,752
Purchases of securities available-for-sale	-	(56,979)
Principal payments on securities held-to-maturity	210,680	146,975
Principal payments on securities available-for-sale	77,591	48,945
Proceeds from sales of securities available-for-sale	91,391	-
Net redemptions of Federal Home Loan Bank of New York stock	28,353	10,271
Proceeds from sales of real estate owned, net	7,713	781
Purchases of premises and equipment, net of proceeds from sales	(2,205)	(5,144)
Net cash provided by investing activities	665,070	578,869
Cash flows from financing activities:
Net increase (decrease) in deposits	149,254	(45,896)
Net decrease in borrowings with original terms of three months or less	(813,000)	(583,000)
Proceeds from borrowings with original terms greater than three months	185,000	350,000
Repayments of borrowings with original terms greater than three months	(200,000)	(100,000)
Net increase in mortgage escrow funds	24,849	38,011
Common stock repurchased	-	(7,409)
Cash dividends paid to stockholders	(11,941)	(23,475)
Cash received for options exercised	252	1,095
Tax benefit (shortfall) excess from share-based payment arrangements, net	(897)	274
Net cash used in financing activities	(666,483)	(370,400)
Net increase in cash and cash equivalents	84,454	292,050
Cash and cash equivalents at beginning of period	100,293	118,190
Cash and cash equivalents at end of period	$184,747	$410,240

Supplemental disclosures:
Cash paid during the period:
Interest	$148,935	$186,157
Income taxes	$8,136	$1,211
Additions to real estate owned	$13,405	$6,612

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In addition to Astoria Federal and AF Insurance Agency, Inc., we have another subsidiary, Astoria Capital Trust I, which is not consolidated with Astoria Financial Corporation for financial reporting purposes in accordance with Financial Accounting Standards Board, or FASB, revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”  Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, and $3.9 million of common securities which are 100% owned by Astoria Financial Corporation, and using the proceeds to acquire Junior Subordinated Debentures issued by Astoria Financial Corporation.  The Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I.  The Junior Subordinated Debentures are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value.  The Capital Securities have the same prepayment provisions as the Junior Subordinated Debentures.  Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement relating to the Capital Securities.  See Note 9 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of our 2008 Annual Report on Form 10-K for restrictions on our subsidiaries’ ability to pay dividends to us.

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2009 and December 31, 2008, our results of operations for the three months ended March 31, 2009 and 2008, changes in our stockholders’ equity for the three months ended March 31, 2009 and our cash flows for the three months ended March 31, 2009 and 2008.  In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of March 31, 2009 and December 31, 2008, and amounts of revenues and expenses in the consolidated statements of income for the three months ended March 31, 2009 and 2008.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the remainder of the year.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2008 audited consolidated financial statements and related notes included in our 2008 Annual Report on Form 10-K.

2.	Securities

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At March 31, 2009		At December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Available-for-sale:
Mortgage-backed securities:
REMICs and CMOs (1):
GSE (2) issuance	$1,160,236	$1,174,146	$1,324,004	$1,319,176
Non-GSE issuance	32,372	30,358	33,795	29,440
GSE pass-through certificates	39,075	39,809	40,383	40,666
Total mortgage-backed securities	1,231,683	1,244,313	1,398,182	1,389,282
Freddie Mac preferred stock	-	1,586	5,300	1,132
Other securities	40	26	40	26
Total securities available-for-sale	$1,231,723	$1,245,925	$1,403,522	$1,390,440
Held-to-maturity:
Mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$2,266,873	$2,308,601	$2,451,155	$2,465,074
Non-GSE issuance	163,447	150,994	188,473	171,586
GSE pass-through certificates	1,403	1,467	1,558	1,619
Total mortgage-backed securities	2,431,723	2,461,062	2,641,186	2,638,279
Obligations of states and political subdivisions	5,002	5,002	5,676	5,676
Total securities held-to-maturity	$2,436,725	$2,466,064	$2,646,862	$2,643,955

(1)	Real estate mortgage investment conduits and collateralized mortgage obligations
(2)	Government-sponsored enterprise

The following tables set forth the estimated fair values of securities with gross unrealized losses at March 31, 2009 and December 31, 2008, segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer.

	At March 31, 2009
	Less Than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
REMICs and CMOs:
GSE issuance	$1,008	$(2)	$262,195	$(775)	$263,203	$(777)
Non-GSE issuance	843	(6)	29,515	(2,008)	30,358	(2,014)
GSE pass-through certificates	4,489	(41)	1,436	(17)	5,925	(58)
Other securities	1	(13)	1	(1)	2	(14)
Total temporarily impaired securities available-for-sale	$6,341	$(62)	$293,147	$(2,801)	$299,488	$(2,863)
Held-to-maturity:
REMICs and CMOs:
GSE issuance	$5,026	$(10)	$-	$-	$5,026	$(10)
Non-GSE issuance	-	-	150,971	(12,454)	150,971	(12,454)
Total temporarily impaired securities held-to-maturity	$5,026	$(10)	$150,971	$(12,454)	$155,997	$(12,464)

	At December 31, 2008
	Less Than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
REMICs and CMOs:
GSE issuance	$167,797	$(499)	$537,772	$(12,971)	$705,569	$(13,470)
Non-GSE issuance	962	(50)	28,205	(4,305)	29,167	(4,355)
GSE pass-through certificates	18,013	(169)	1,389	(35)	19,402	(204)
Freddie Mac preferred stock	1,132	(4,168)	-	-	1,132	(4,168)
Other securities	1	(13)	1	(1)	2	(14)
Total temporarily impaired securities available-for-sale	$187,905	$(4,899)	$567,367	$(17,312)	$755,272	$(22,211)
Held-to-maturity:
REMICs and CMOs:
GSE issuance	$357,335	$(1,202)	$95,249	$(998)	$452,584	$(2,200)
Non-GSE issuance	75,830	(1,991)	95,733	(14,896)	171,563	(16,887)
Total temporarily impaired securities held-to-maturity	$433,165	$(3,193)	$190,982	$(15,894)	$624,147	$(19,087)

The number of securities which had an unrealized loss totaled 81 at March 31, 2009 and 146 at December 31, 2008.  At March 31, 2009 and December 31, 2008, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment is directly related to the change in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  Therefore, as of March 31, 2009 and December 31, 2008, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the estimated remaining life and high credit quality of the investments and our ability and intent to hold these investments until there is a full recovery of the unrealized loss, which may be until maturity.

During the three months ended March 31, 2009, we recorded a $5.3 million other-than-temporary impairment, or OTTI, charge to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities.  OTTI charges are included as a component of non-interest income and are discussed in greater detail below.

There were no OTTI charges during the three months ended March 31, 2008.  During the 2008 third quarter, we recorded a $77.7 million OTTI charge to reduce the cost basis of our Freddie Mac preferred securities to their market values totaling $5.3 million as of September 30, 2008.  The decision to recognize the OTTI charge in the 2008 third quarter was based on the severity of the decline in the market values of these securities during the quarter and the unlikelihood of any near-term market value recovery.  The significant decline in the market value occurred primarily as a result of the reported financial difficulties of Freddie Mac and the announcement by the U.S. Department of Treasury and the Federal Housing Finance Agency, or FHFA, that, among other things, Freddie Mac was being placed under conservatorship; that the FHFA was assuming the powers of Freddie Mac’s Board and management; and that dividends on Freddie Mac preferred stock were suspended indefinitely.  At December 31, 2008, our Freddie Mac stock had an unrealized loss of $4.2 million.  Although the market values of these securities declined from September 30, 2008 to December 31, 2008, they also reflected a significant amount of price volatility and had traded near or above our cost basis during the 2008 fourth quarter.  Additionally, shortly after December 31, 2008, the securities again traded at market prices close to our cost basis established at September 30, 2008.  In reviewing the changes in the market values during and subsequent to the 2008 fourth quarter, we believed that the changes were not due to company specific news, either positive or negative, but appeared to be more reflective of the volatility in the equity and bond markets.  We believed that the volatility measures, the trades near or above our cost basis during the 2008 fourth quarter and the significant increase in values shortly after December 31, 2008 provided sufficient evidence to support the likelihood of a possible near-term recovery in market value.  Based on the likelihood of a possible near-term market value recovery, coupled with the short duration of the unrealized loss and no significant change in the status of Freddie Mac, economic or otherwise, we concluded this impairment was not other-than-temporary at December 31, 2008.

During the 2009 first quarter, the market values of these securities trended downward from the values observed in the beginning of January.  Our analysis of the market value trends indicated that there was no longer a likelihood of a near-term market value recovery.  Based on the increased duration of the unrealized loss and the unlikelihood of a near-term market value recovery, we concluded, as of March 31, 2009, our Freddie Mac preferred securities were other-than-temporarily impaired and of such little value that a write-off of our remaining cost basis was warranted.  At March 31, 2009, the securities’ market values totaled $1.6 million which is recorded as an unrealized gain on our available-for-sale securities.

For additional information regarding securities impairment, see “Critical Accounting Policies” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

During the three months ended March 31, 2009, proceeds from sales of securities from the available-for-sale portfolio totaled $91.4 million resulting in gross realized gains of $2.1 million.  There were no sales of securities from the available-for-sale portfolio during the three months ended March 31, 2008.

3.	Loans Receivable

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

	At March 31, 2009		At December 31, 2008
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Mortgage loans (gross):
One-to-four family	$12,157,308	74.55%	$12,349,617	74.42%
Multi-family	2,837,382	17.40	2,911,733	17.55
Commercial real estate	920,711	5.65	941,057	5.67
Construction	57,550	0.35	56,829	0.34
Total mortgage loans	15,972,951	97.95	16,259,236	97.98
Consumer and other loans (gross):
Home equity	307,327	1.89	307,831	1.85
Commercial	13,015	0.08	13,331	0.08
Other	13,527	0.08	14,216	0.09
Total consumer and other loans	333,869	2.05	335,378	2.02
Total loans (gross)	16,306,820	100.00%	16,594,614	100.00%
Net unamortized premiums and deferred loan costs	115,039		117,830
Total loans	16,421,859		16,712,444
Allowance for loan losses	(149,187)		(119,029)
Total loans, net	$16,272,672		$16,593,415

Activity in the allowance for loan losses is summarized as follows:

For the
Three Months
Ended
(In Thousands)	March 31, 2009
Balance at December 31, 2008	$119,029
Provision charged to operations	50,000
Charge-offs	(20,787)
Recoveries	945
Balance at March 31, 2009	$149,187

For additional information regarding the composition of our loan portfolio, non-performing loans and our allowance for loan losses, see “Asset Quality” in Item 2, “MD&A.”

4.	Earnings Per Share, or EPS

Effective January 1, 2009, we adopted FASB Staff Position, or FSP, No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method described in Statement of Financial Accounting Standard, or SFAS, No. 128, “Earnings per Share.”  Our restricted stock awards are considered participating securities pursuant to the FSP.  We calculated basic and diluted EPS under both the treasury stock method and the two-class method.  For the three months ended March 31, 2009 and 2008, there was no difference in the per share amounts calculated under the two methods.

The following table is a reconciliation of basic and diluted EPS.

	For the Three Months Ended March 31,
	2009		2008
	Basic	Diluted	Basic	Diluted
(In Thousands, Except Per Share Data)	EPS	EPS (1)	EPS	EPS (2)

Net income	$8,796	$8,796	$28,903	$28,903

Total weighted average basic
common shares outstanding	90,213	90,213	89,473	89,473
Effect of dilutive securities:
Options	-	-	-	1,274
Restricted stock	-	230	-	223
Total weighted average basic and
diluted common shares outstanding	90,213	90,443	89,473	90,970

Earnings per common share	$0.10	$0.10	$0.32	$0.32

(1)
Options to purchase 8,680,865 shares of common stock and 548,958 shares of unvested restricted stock were outstanding during the three months ended March 31, 2009, but were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.

(2)
Options to purchase 3,198,031 shares of common stock were outstanding during the three months ended March 31, 2008, but were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.

5.	Stock Incentive Plans

On February 2, 2009, 1,126,280 shares of restricted stock were granted to select officers under the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and

Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan, and 43,952 shares of restricted stock were granted to directors under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, or the 2007 Director Stock Plan.  Of the restricted stock granted to select officers, 204,570 shares vest one-third per year and 921,710 shares vest one-fifth per year on December 15, beginning December 15, 2009.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2005 Employee Stock Plan, all restricted stock granted pursuant to such grants immediately vests.  Under the 2007 Director Stock Plan, restricted stock awards vest 100% on the third anniversary of the grant date, although awards will immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.

Restricted stock activity in our stock incentive plans for the three months ended March 31, 2009 is summarized as follows:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2009	846,422	$27.63
Granted	1,170,232	8.19
Vested	(207,852)	28.61
Forfeited	(10,910)	18.43
Nonvested at March 31, 2009	1,797,892	14.92

Stock-based compensation expense is recognized on a straight-line basis over the vesting period  and totaled $899,000, net of taxes of $484,000, for the three months ended March 31, 2009, and $1.2 million, net of taxes of $624,000, for the three months ended March 31, 2008.  At March 31, 2009, pre-tax compensation cost related to all nonvested awards of restricted stock not yet recognized totaled $20.0 million and will be recognized over a weighted average period of approximately 3.7 years.

6.	Pension Plans and Other Postretirement Benefits

The following table sets forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan.

			Other Postretirement
	Pension Benefits		Benefits
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
(In Thousands)	2009	2008	2009	2008
Service cost	$871	$771	$81	$71
Interest cost	2,812	2,775	267	257
Expected return on plan assets	(2,129)	(3,164)	-	-
Amortization of prior service cost (credit)	62	76	(25)	(25)
Recognized net actuarial loss (gain)	2,062	249	-	(36)
Net periodic cost	$3,678	$707	$323	$267

7.	Premises and Equipment, net

Included in premises and equipment, net, is an office building with a net carrying value of $18.5 million which is classified as held-for-sale as of March 31, 2009.  The office building, which is currently unoccupied, is located in Lake Success, New York, and formerly housed our lending operations, which were relocated in March 2008 to a facility which we currently lease in Mineola, New York.  We performed an impairment analysis of the building and determined that the estimated fair value of the building exceeds the net carrying value and, as such, there is no impairment.  Since the building is classified as held-for-sale, no depreciation expense is recorded.

8.	Fair Value Measurements

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

In accordance with SFAS No. 157, “Fair Value Measurements,” we group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.  These levels are:

●	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

●
Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

●
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

Securities available-for-sale
Our available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders' equity.  Substantially all of our securities available-for-sale portfolio consists of mortgage-backed securities.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, available trade information, bids, offers, reference data, monthly payment information and collateral performance.  At March 31, 2009, 98% of our available-for-sale securities portfolio was comprised of GSE securities for which an active market exists for similar securities, making observable inputs readily available.  Additionally, our pricing service has indicated that if they do not have sufficient objectively verifiable information to continue to support a security’s valuation, they will discontinue evaluating the security until such information can be obtained.

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at March 31, 2009.

	Carrying Value at March 31, 2009
(In Thousands)	Total	Level 1	Level 2	Level 3
Securities available-for-sale	$1,245,925	$1,612	$1,244,313	$-

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

Loans receivable, net
Loans which meet certain criteria are evaluated individually for impairment.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs.  Fair value is estimated through current appraisals, broker opinions or automated valuation models and adjusted as necessary, by management, to reflect current market conditions and, as such, is classified as Level 3.

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2009.

					Total Losses
					For the Three
	Carrying Value at March 31, 2009				Months Ended
(In Thousands)	Total	Level 1	Level 2	Level 3	March 31, 2009
MSR, net	$7,656	$-	$-	$7,656	$-
Impaired loans (1)	21,578	-	-	21,578	(5,294)
REO, net (2)	22,505	-	-	22,505	(6,456)
Total	$51,739	$-	$-	$51,739	$(11,750)

(1)	Losses for the three months ended March 31, 2009 were charged against the allowance for loan losses.
(2)
Losses for the three months ended March 31, 2009 were charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to REO.  Losses subsequent to the transfer of a loan to REO were charged to REO expense.

9.	Goodwill Litigation

We have been a party to an action against the United States involving an assisted acquisition made in the early 1980’s and supervisory goodwill accounting utilized in connection therewith.  The trial in this action, entitled Astoria Federal Savings and Loan Association vs. United States, took place during 2007 before the U.S. Court of Federal Claims.  The U.S. Court of Federal Claims, by decision filed on January 8, 2008, awarded to us $16.0 million in damages from the U.S. Government.  No portion of the $16.0 million award was recognized in our consolidated financial statements.  The U.S. Government has appealed such decision to the U.S. Court of Appeals for the Federal Circuit, which appeal is pending.  The ultimate outcome of this action and the timing of such outcome is uncertain and there can be no assurance that we will benefit financially from such litigation.  Legal expense related to this action has been recognized as it has been incurred.

10.	Impact of Accounting Standards and Interpretations

In April 2009, the FASB issued three Staff Positions:  FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments;” FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly;” and FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  All of these FSPs are effective for interim and annual reporting periods ending after June 15, 2009 and do not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption.  Early adoption is permitted for periods ending after March

15, 2009.  However,  FSP No. FAS 157-4 and FSP No. FAS 115-2 and FAS 124-2 must be early adopted together and an entity must elect to early adopt all three FSPs in order to early adopt FSP No. FAS 107-1 and APB 28-1.  We have not elected to early adopt any of these FSPs.

FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  In addition, this FSP requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments as well as any changes in the methods and significant assumptions used during the period.  Since the provisions of FSP No. 107-1 and APB 28-1 are disclosure related, our adoption will not have an impact on our financial condition or results of operations.

FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for an asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP No. FAS 157-4 amends SFAS No. 157 to require that a reporting entity disclose in interim and annual periods the inputs and valuation techniques used to measure fair value and include a discussion of changes in valuation techniques and related inputs, if any, during the period.  This FSP also requires a reporting entity to define major categories for equity and debt securities based on the nature and risks of the securities, consistent with the major security types as described in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended.  Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate.  In the period of adoption, a reporting entity shall disclose changes, if any, in valuation techniques and related inputs resulting from the application of this FSP and quantify the total effect of the change in valuation techniques and related inputs, if practicable, by major category.  We do not expect our adoption of FSP No. FAS 157-4 to result in a change in valuation techniques and related inputs, or their application.  Therefore, our adoption of FSP No. 157-4 is not expected to have a material impact on our financial condition or results of operations.

FSP No. 115-2 and FAS 124-2 amends existing OTTI guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  This FSP modifies the existing requirements for recognizing OTTI on debt securities and changes the presentation and amount of the OTTI recognized in the statement of earnings.  This FSP also modifies the accounting for debt securities after an OTTI.  This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities.  This FSP expands and increases the frequency of existing disclosures about OTTI for debt and equity securities, including a more detailed, risk-oriented breakdown of major security types and requires that certain annual disclosures, including the aging of securities with unrealized losses, be made for interim periods.  This FSP also requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.  FSP No. 115-2 and FAS 124-2 shall be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted.  For debt securities held at the beginning of the interim period of adoption for which an OTTI was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income.  As of March 31, 2009, we have not previously recognized OTTI on any debt securities.  Therefore, our initial adoption of this FSP will not require such adjustments.  We do not expect our adoption of FSP No. 115-2 and FAS 124-2 to have a material impact on our financial condition or results of operations.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The FSP clarifies that the objectives of the disclosures about postretirement benefit plan assets are to provide users of financial statements with an understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets.  In addition, the FSP expands the disclosures related to these overall objectives.  The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009.  Upon initial application, the disclosures are not required for earlier periods that are presented for comparative purposes, although earlier application is permitted.

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

During the first quarter of 2009, the national economy remained in a recession, with particular emphasis on the continuing deterioration of the housing and real estate markets and rising unemployment.  During the three months ended March 31, 2009, job losses accelerated further to 2.4 million jobs and the unemployment rate increased to 8.5% for March 2009.  During 2008, the economy was marked by contractions in the availability of business and consumer credit, falling home prices, increasing home foreclosures and significant job losses.  The disruption and volatility in the financial and capital markets reached a crisis level as national and global credit markets ceased to function effectively.  Financial entities across the spectrum have been affected by the lack of liquidity and credit deterioration, resulting in the failure, near failure or sale at depressed valuations of some of the nation’s largest financial institutions.  Concern for the stability of the banking and financial systems reached a magnitude which has resulted in unprecedented government intervention during 2008 including, but not limited to, the passage of the Emergency Economic Stabilization Act of 2008, or EESA, the implementation of the Capital Purchase Program, or CPP, the Temporary Liquidity Guarantee Program, or TLGP, the Troubled Asset Relief Program, or TARP, and Commercial Paper Funding Facility, or CPFF, all of which are described in greater detail in Item 1. “Business” and Item 1A. “Risk Factors” of our 2008 Annual Report on Form 10-K.  During the 2009 first quarter, some of these programs have been expanded to stimulate the economy and stabilize the housing market.  To date, the overall impact of these programs on the economy has been minimal and it will take time for the benefits to be realized.

The Federal Open Market Committee, or FOMC, has responded with monetary stimulus as well.  The FOMC reduced the federal funds rate by 400+ basis points in 2008, bringing the target rate to 0.00% to 0.25%, where it remained during the 2009 first quarter.

As the premier Long Island community bank, our goals are to enhance shareholder value while building a solid banking franchise.  We focus on growing our core businesses of mortgage portfolio lending and retail banking while maintaining strong asset quality and controlling operating expenses.  We also provide returns to shareholders through dividends and stock repurchases, although we have currently suspended our stock repurchase program and reduced our dividend to preserve and grow capital during this period of widespread economic distress.

Total assets decreased during the three months ended March 31, 2009, primarily due to decreases in our securities and loan portfolios.  The decrease in our securities portfolio was primarily the result of cash flow from repayments and sales.  The decrease in our loan portfolio was primarily due to decreases in our one-to-four family, multi-family and commercial real estate mortgage loan portfolios resulting from repayments outpacing origination and purchase volume.  Repayments continue to rise as more loans in our portfolio qualify under the expanded conforming loan limits and refinance into fixed rate mortgages.  At the same time, more applications are failing to close as borrowers do not meet our strict underwriting criteria, particularly with respect to requirements for maximum loan-to-value ratios.

Total deposits increased during the three months ended March 31, 2009.  This increase was due to increases in all deposit accounts, except Liquid certificates of deposit, or Liquid CDs, which decreased slightly.  The increase in deposits reflects the diminished intense competition for core community deposits which we experienced during 2008 as credit markets have eased somewhat and larger institutions have utilized these alternative funding sources.  Deposit growth and cash flows from mortgage loan and securities repayments exceeding mortgage loan originations and purchases enabled us to repay a portion of our matured borrowings during the three months ended March 31, 2009, which resulted in a decrease in our borrowings portfolio from December 31, 2008.

Net income for the three months ended March 31, 2009 decreased compared to the three months ended March 31, 2008.  This decrease was primarily due to increases in the provision for loan losses and non-interest expense and a decrease in non-interest income, partially offset by an increase in net interest income.

Net interest income, the net interest margin and the net interest rate spread for the three months ended March 31, 2009 increased compared to the three months ended March 31, 2008.  These increases were due to a decrease in interest expense, partially offset by a decrease in interest income.  The decrease in interest expense was primarily due to decreases in the average costs of our certificates of deposit, borrowings and Liquid CDs, coupled with decreases in the average balances of borrowings and Liquid CDs, partially offset by an increase in the average balance of certificates of deposit.  The decrease in interest income was primarily due to decreases in the average balances of mortgage-backed and other securities and multi-family, commercial real estate and construction loans, and decreases in the average yields on consumer and other loans, Federal Home Loan Bank-New York, or FHLB-NY, stock and multi-family, commercial real estate and construction loans, coupled with an increase in our non-performing loans, partially offset by an increase in the average balance of one-to-four family mortgage loans.

The provision for loan losses recorded during the three months ended March 31, 2009 reflects the increase in and composition of our loan delinquencies, non-performing loans, net loan charge-offs and overall loan portfolio, as well as our evaluation of the continued deterioration of the housing and real estate markets and overall economy, particularly the continued accelerated pace of job losses.  As a residential lender, we are vulnerable to the impact of a severe job loss recession, due to its negative impact on the financial condition of residential borrowers and their ability to remain current on their mortgage loans.  The decrease in non-interest income was primarily due to a $5.3 million OTTI charge to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities, as discussed in Note 2 of “Notes to Consolidated Financial Statements” in Item 1, “Financial Statements (Unaudited),” and a decrease in income from bank owned life insurance, or BOLI.  The increase in non-interest expense was primarily due to increases in federal deposit insurance premiums and compensation and benefits expense, primarily due to an increase in the net periodic cost of pension and other postretirement benefits.

We expect deposit growth in 2009 will continue, particularly as the intense competition for core community deposits has diminished, and we expect increases in net interest income and the net interest margin going forward as we begin to realize the benefit from certificates of deposit, with interest rates that are considerably above current market rates, which mature during the 2009 second and third quarters.  However, continued job losses and overall economic weakness coupled with declining real estate values will put increased pressure on the loan portfolio which, more than likely, will result in somewhat higher delinquencies and non-performing loans; but credit costs in 2009 should remain manageable.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of our 2008 Annual Report on Form 10-K, as supplemented by this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section of our 2008 Annual Report on Form 10-K.

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

Loan reviews are completed quarterly for all loans individually classified by our Asset Classification Committee.  Individual loan reviews are generally completed annually for multi-family, commercial real estate and construction mortgage loans in excess of $2.0 million, commercial business loans in excess of $200,000, one-to-four family mortgage loans in excess of $1.0 million and troubled debt restructurings.  In addition, we generally review annually borrowing relationships whose combined outstanding balance exceeds $2.0 million.  Approximately fifty percent of the outstanding principal balance of these loans to a single borrowing entity will be reviewed annually.

The primary considerations in establishing specific valuation allowances are the current estimated value of a loan’s underlying collateral and the loan’s payment history.  We update our estimates of collateral value for non-performing multi-family, commercial real estate and construction mortgage loans in excess of $1.0 million and one-to-four family mortgage loans which are 180 days delinquent, annually, and certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral.  For one-to-four family mortgage loans, updated estimates of collateral value are obtained through appraisals, broker opinions or automated valuation models.  For multi-family and commercial real estate properties, we estimate collateral value through appraisals or based on an internal cash flow analysis when current financial information is available, coupled with, in most cases, an inspection of the property.  Other current and anticipated economic conditions on which our specific valuation allowances rely are the impact that national and/or local economic and business conditions may have on borrowers, the impact that local real estate markets may have on collateral values, the level and direction of interest rates and their combined effect on real estate values and the ability of borrowers to service debt.  For multi-family and commercial real estate loans, additional factors specific to a borrower or the underlying collateral are considered.  These factors include, but are not limited to, the composition of tenancy, occupancy levels for the property, cash flow estimates and, to a lesser degree, the existence of personal guarantees.  We also review all regulatory notices, bulletins and memoranda with the purpose of identifying upcoming changes in regulatory conditions which may impact our calculation of specific valuation allowances.  The Office of Thrift Supervision, or OTS, periodically reviews our reserve methodology during regulatory examinations and any comments regarding changes to reserves or loan classifications are considered by management in determining valuation allowances.

Pursuant to our policy, loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible, or, in the case of one-to-four family mortgage loans, at 180 days past due for the portion of the recorded investment in the loan in excess of the estimated fair value of the underlying collateral less estimated selling costs.  The determination of the loans on which full collectibility is not reasonably assured, the estimates of the fair value of the underlying collateral and the assessment of economic and regulatory conditions are subject to assumptions and judgments by management.  Specific valuation allowances could differ materially as a result of changes in these assumptions and judgments.

General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities which, unlike specific allowances, have not been allocated to particular loans.  The determination of the adequacy of the general valuation allowances takes into consideration a variety of factors.  We segment our one-to-four family mortgage loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans and year of origination and analyze our historical loss experience and delinquency levels and trends of these segments.  The resulting range of allowance percentages is used as an integral part of our judgment in developing estimated loss percentages to apply to the portfolio segments.  We segment our consumer and other loan portfolio by home equity lines of credit, business loans, revolving credit lines and installment loans and perform similar historical loss analyses.  We monitor credit risk on interest-only hybrid adjustable rate mortgage, or ARM, loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner as we monitor credit risk on all interest-only hybrid ARM loans.  We monitor interest rate reset dates of our portfolio, in the aggregate, and the current interest rate environment and consider the impact, if any, on the borrowers’ ability to continue to make timely principal and interest payments in determining our allowance for loan losses.  We also consider the size, composition, risk profile, delinquency levels and cure rates of our portfolio, as well as our credit administration and asset management procedures.  We monitor property value trends in our market areas by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our general valuation allowances.  In determining our allowance coverage percentages for non-performing loans, we consider our historical loss experience with respect to the ultimate disposition of the underlying collateral.  In addition, we evaluate and consider the impact that current and anticipated economic and market conditions may have on the portfolio and known and inherent risks in the portfolio.

Consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses issued by the Federal Financial Regulatory Agencies in December 2006, we use ratio analyses as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses.  As such, we evaluate and consider our asset quality ratios as well as the allowance ratios and coverage percentages set forth in both peer group and regulatory agency data.  We also consider any comments from the OTS resulting from their review of our general valuation allowance methodology during regulatory examinations.  We consider the observed trends in our asset quality ratios in combination with our primary focus on our historical loss experience and the impact of current economic conditions.  After evaluating these variables, we determine appropriate allowance coverage percentages for each of our portfolio segments and the appropriate level of our allowance for loan losses.  We do not determine the appropriate level of our allowance for loan losses based exclusively on a single factor or asset quality ratio.  Our evaluation of general valuation allowances is inherently subjective because, even though it is based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance.  Therefore, we periodically review the actual performance and charge-off history of our portfolio and compare that to our previously determined allowance coverage percentages and specific valuation allowances.  In doing so, we evaluate the impact the previously mentioned variables may have had on the portfolio to determine which changes, if any, should be made to our assumptions and analyses.

As a result of our updated charge-off and loss analyses, we modified certain allowance coverage percentages during the 2009 first quarter to be more reflective of our current estimates of the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances.  Based on our evaluation of the continued deterioration of the housing and real estate markets and overall economy, in particular, the significant increase in unemployment during the 2009 first quarter and 2008 fourth quarter, and the increase in and composition of our delinquencies, non-performing loans and net loan charge-offs, we determined that an allowance for loan losses of $149.2 million was required at March 31, 2009, compared to $119.0 million at December 31, 2008, resulting in a provision for loan losses of $50.0 million for the three months ended March 31, 2009.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at the reporting dates.

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

For additional information regarding our allowance for loan losses, see “Provision for Loan Losses” and “Asset Quality” in this document and Part II, Item 7, “MD&A,” in our 2008 Annual Report on Form 10-K.

Valuation of MSR

The initial asset recognized for originated MSR is measured at fair value.  The fair value of MSR is estimated by reference to current market values of similar loans sold servicing released.  MSR are amortized in proportion to and over the period of estimated net servicing income.  We apply the amortization method for measurement of our MSR.  MSR are assessed for impairment based on fair value at each reporting date.  Impairment exists if the carrying value of MSR exceeds the estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations.  MSR impairment, if any, is recognized in a valuation allowance through charges to earnings.  Increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance.

At March 31, 2009, our MSR, net, had an estimated fair value of $7.7 million and were valued based on expected future cash flows considering a weighted average discount rate of 11.50%, a weighted average constant prepayment rate on mortgages of 17.40% and a weighted average life of 4.1 years.  At December 31, 2008, our MSR, net, had an estimated fair value of $8.2 million and were valued based on expected future cash flows considering a weighted average discount rate of 12.99%, a weighted average constant prepayment rate on mortgages of 17.26% and a weighted average life of 4.3 years.

The fair value of MSR is highly sensitive to changes in assumptions.  Changes in prepayment speed assumptions generally have the most significant impact on the fair value of our MSR.  Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR.  As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR.  Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.  Assuming an increase in interest rates of 100 basis points at March 31, 2009, the estimated fair value of our MSR would have been $2.8 million greater.  Assuming a decrease in interest rates of 100 basis points at March 31, 2009, the estimated fair value of our MSR would have been $1.9 million lower.

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

At March 31, 2009, the carrying amount of our goodwill totaled $185.2 million.  On September 30, 2008, we performed our annual goodwill impairment test and determined the estimated fair value of our reporting unit to be in excess of its carrying amount.  Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  Accordingly, we also evaluated goodwill for impairment as of March 31, 2009 and December 31, 2008 due to the decline in our market capitalization.  The results of these analyses also included market events occurring subsequent to the evaluation dates.  Based on our evaluations at March 31, 2009 and December 31, 2008, there was no indication of goodwill impairment.  No assurance can be given that we will not record an impairment loss on goodwill in a subsequent period. However, our tangible capital ratio and Astoria Federal’s regulatory capital ratios would not be affected by this potential non-cash expense since goodwill is not included in these calculations. The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.

Securities Impairment

Our available-for-sale securities portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity.  Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.  The fair values for our securities are obtained from an independent nationally recognized pricing service.

Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer.  GSE issuance mortgage-backed securities comprised 95% of our securities portfolio at March 31, 2009.  Non-GSE issuance mortgage-backed securities at March 31, 2009 comprised 5% of our securities portfolio and had an amortized cost of $195.8 million, 17% of which are classified as available-for-sale and 83% of which are classified as held-to-maturity.  Substantially all of our non-GSE issuance securities have a AAA credit rating and they have performed similarly to our GSE issuance securities.  The current mortgage market conditions reflecting credit quality concerns have not significantly impacted the performance of our non-GSE securities.  Based on the high quality of our investment portfolio, current market conditions have not significantly impacted the pricing of our portfolio or our ability to obtain reliable prices.

The fair value of our investment portfolio is primarily impacted by changes in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income.  At March 31, 2009, we had 81 securities with an estimated fair value totaling $455.5 million which had an unrealized loss totaling $15.3 million, substantially all of which have been in a continuous unrealized loss position for more than twelve months.  At March 31, 2009, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the estimated remaining life and high credit quality of the investments and our ability and intent to hold these investments until there is a full recovery of the unrealized loss, which may be until maturity.

During the three months ended March 31, 2009, we recorded a $5.3 million OTTI charge to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities.  For additional information regarding securities impairment and the OTTI charge, see Note 2 of “Notes to Consolidated Financial Statements” in Item 1, “Financial Statements (Unaudited).”  There were no OTTI charges during the three months ended March 31, 2008.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities.  The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity.  Principal payments on loans and securities totaled $955.1 million for the three months ended March 31, 2009 and $1.37 billion for the three months ended March 31, 2008.  The net decrease in loan and securities repayments for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, was primarily the result of a decrease in loan repayments, primarily due to significantly elevated levels of residential mortgage loan prepayments from refinance activity during the 2008 first quarter resulting from a rapid decline in mortgage loan interest rates during that time, partially offset by an increase in securities repayments.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings.  Net cash provided by operating activities totaled $85.9 million during the three months ended March 31, 2009 and $83.6 million during the three months ended March 31, 2008.  Deposits increased $149.3 million during the three months ended March 31, 2009 and decreased $45.9 million during the three months ended March 31, 2008.  The net increase in deposits for the three months ended March 31, 2009 was due to increases in all deposit accounts, except Liquid CDs which decreased slightly, and reflects the diminished intense competition for core community deposits which we experienced during 2008 as credit markets have eased somewhat and larger institutions have utilized these alternative funding sources.  The net decrease in deposits for the three months ended March 31, 2008 was primarily attributable to decreases in Liquid CDs, savings accounts and money market accounts, partially offset by increases in certificates of deposit and NOW and demand deposit accounts.  During 2008, certain larger financial institutions continued to offer retail deposits at above market rates.  We maintained our deposit pricing discipline, which resulted in net deposit outflows.

Net borrowings decreased $827.9 million during the three months ended March 31, 2009 and $332.8 million during the three months ended March 31, 2008.  The decrease in net borrowings during the three months ended March 31, 2009 was primarily the result of deposit growth and cash flows from mortgage loan and securities repayments exceeding mortgage loan originations and purchases which enabled us to repay a portion of our matured borrowings.  The decrease in net borrowings during the three months ended March 31, 2008 was the result of cash flows from mortgage loan and securities repayments exceeding mortgage loan originations and purchases.

Our primary use of funds is for the origination and purchase of mortgage loans.  Gross mortgage loans originated and purchased for portfolio during the three months ended March 31, 2009 totaled $391.9 million, of which $342.9 million were originations and $49.0 million were purchases.  This compares to gross mortgage loans originated and purchased for portfolio during the three months ended March 31, 2008 totaling $704.9 million, of which $646.7 million were originations and $58.2 million were purchases.  The decrease in mortgage loan originations and purchases was primarily due to a decrease in one-to-four family mortgage loan originations and purchases.  The 2009 first quarter one-to-four family mortgage loan origination and purchase volume was negatively affected by significant fallout from our mortgage loan application pipeline due to, among other things, the fact that potential borrowers are not qualifying under our strict underwriting guidelines, particularly with respect to requirements for maximum loan-to-value ratios.  In addition, we originated loans held-for-sale totaling $80.8 million during the three months ended March 31, 2009 and $35.9 million during the three months ended March 31, 2008.  The increase in originations of loans held-for-sale reflects the impact of the expanded conforming loan limits and rapid decline in interest rates for these fixed rate products.  Multi-family and commercial real estate loan originations for the three months ended March 31, 2009 also decreased compared to the three months ended March 31, 2008.  We do not believe the current real estate market and economic environment support aggressively pursuing multi-family and commercial real estate loans given the additional risks associated with this type of lending.  As of March 31, 2009, we are only offering to originate multi-family and commercial real estate loans to select existing customers in New York and New Jersey.

We maintain liquidity levels to meet our operational needs in the normal course of our business.  The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities.  Cash and due from banks and repurchase agreements, our most liquid assets, increased $84.4 million to $184.7 million at March 31, 2009, from $100.3 million at December 31, 2008.  At March 31, 2009, we had $700.0 million in borrowings with a weighted average rate of 4.87% maturing over the next twelve months.  We have the flexibility to either repay or rollover these borrowings as they mature.  The continued disruption in the credit markets has not impacted our ability to engage in ordinary course borrowings.  In addition, we had $7.74 billion in certificates of deposit and Liquid CDs at March 31, 2009 with a weighted average rate of 3.24% maturing over the next twelve months.  We expect to retain or replace a significant portion of such deposits based on our competitive pricing and historical experience.

The following table details our borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates at March 31, 2009.

				Certificates of Deposit
	Borrowings			and Liquid CDs
			Weighted			Weighted
			Average			Average
(Dollars in Millions)	Amount		Rate	Amount		Rate
Contractual Maturity:
Twelve months or less	$700		4.87%	$7,738	(1)	3.24%
Thirteen to thirty-six months	2,460	(2)	3.63	1,745		4.04
Thirty-seven to sixty months	900	(3)	4.72	398		4.29
Over sixty months	2,079	(4)	4.15	20		4.31
Total	$6,139		4.11%	$9,901		3.43%

(1)	Includes $977.4 million of Liquid CDs with a weighted average rate of 1.69% and $6.76 billion of certificates of deposit with a weighted average rate of 3.46%.
(2)	Includes $625.0 million of borrowings, with a weighted average rate of 4.31%, which are callable by the counterparty within the next twelve months and at various times thereafter.
(3)	Includes $650.0 million of borrowings, with a weighted average rate of 4.33%, which are callable by the counterparty within the next twelve months and at various times thereafter.
(4)	Includes $1.95 billion of borrowings, with a weighted average rate of 3.77%, which are callable by the counterparty within the next twelve months and at various times thereafter.

Additional sources of liquidity at the holding company level have included issuances of securities into the capital markets, including private issuances of trust preferred securities and senior debt.  Holding company debt obligations are included in other borrowings.  Our ability to continue to access the capital markets for additional financing at favorable terms may be limited by, among other things, market conditions, interest rates, our capital levels, Astoria Federal’s ability to pay dividends to Astoria Financial Corporation, our credit profile and ratings and our business model.

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of principal and interest on its debt obligations and repurchases of common stock, although as of March 31, 2009 we are not currently repurchasing additional shares of our common stock.  Our payment of dividends totaled $11.9 million during the three months ended March 31, 2009.  Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal.  Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation.  During the three months ended March 31, 2009, Astoria Federal paid dividends to Astoria Financial Corporation totaling $25.7 million.

We have elected to participate in the Federal Deposit Insurance Corporation’s, or FDIC, TLGP which permits the FDIC to guarantee certain newly-issued senior unsecured debt prior to October 31, 2009 and fully insure our non-interest bearing transaction deposit accounts.  The FDIC guaranty would be backed by the full faith and credit of the United States of America.  The availability of the FDIC guaranty is expected to enhance our ability to generate additional liquidity.  However, we have not issued and we have no plans to issue, senior unsecured debt.  In addition, we have elected not to participate in the CPP.

On March 2, 2009, we paid a quarterly cash dividend of $0.13 per share on shares of our common stock outstanding as of the close of business on February 17, 2009 totaling $11.9 million.  On April 22, 2009, we declared a quarterly cash dividend of $0.13 per share on shares of our common stock payable on June 1, 2009 to stockholders of record as of the close of business on May 15, 2009.

Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock outstanding, in open-market or privately negotiated transactions.  During the three months ended March 31, 2009, there were no repurchases of our common stock.  At March 31, 2009, a maximum of 8,107,300 shares may yet be purchased under this plan.

See “Financial Condition” for a further discussion of the changes in stockholders’ equity.

At March 31, 2009, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.55%, leverage capital ratio of 6.55% and total risk-based capital ratio of 12.45%.  The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%.  As of March 31, 2009, Astoria Federal continues to be a well capitalized institution.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments.  Commitments to sell loans totaled $95.5 million at March 31, 2009.  The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.  We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2008.

The following table details our contractual obligations at March 31, 2009.

	Payments due by period
		Less than	One to	Three to	More than
(In Thousands)	Total	One Year	Three Years	Five Years	Five Years
Contractual Obligations:
Borrowings with original terms greater than three months	$6,138,866	$700,000	$2,460,000	$900,000	$2,078,866
Commitments to originate and purchase loans (1)	343,112	343,112	-	-	-
Commitments to fund unused lines of credit (2)	332,802	332,802	-	-	-
Total	$6,814,780	$1,375,914	$2,460,000	$900,000	$2,078,866

(1)  Commitments to originate and purchase loans include commitments to originate loans held-for-sale of $69.9 million.
(2)  Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions as well as contingent liabilities related to assets sold with recourse and standby letters of credit.  These liabilities and contingent liabilities as of March 31, 2009 have not changed significantly from December 31, 2008.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “MD&A,” in our 2008 Annual Report on Form 10-K.

Comparison of Financial Condition as of March 31, 2009 and December 31, 2008 and Operating Results for the Three Months Ended March 31, 2009 and 2008

Financial Condition

Total assets decreased $577.3 million to $21.40 billion at March 31, 2009, from $21.98 billion at December 31, 2008.  The decrease in total assets primarily reflects decreases in securities and loans receivable.

Our total loan portfolio decreased $290.6 million to $16.42 billion at March 31, 2009, from $16.71 billion at December 31, 2008.  This decrease was primarily the result of the levels of repayments outpacing our mortgage loan origination and purchase volume during the three months ended March 31, 2009, coupled with an increase of $30.2 million in the allowance for loan losses to $149.2 million at March 31, 2009, from $119.0 million at December 31, 2008.  For additional information on the allowance for loan losses, see “Provision for Loan Losses” and “Asset Quality.”

Mortgage loans, net, decreased $288.7 million to $16.08 billion at March 31, 2009, from $16.37 billion at December 31, 2008.  This decrease was primarily due to decreases in our one-to-four family, multi-family and commercial real estate mortgage loan portfolios.  Mortgage loan repayments decreased to $636.4 million for the three months ended March 31, 2009, from $1.13 billion for the three months ended March 31, 2008, primarily due to significantly elevated levels of residential mortgage loan prepayments from refinance activity during the 2008 first quarter resulting from a rapid decline in interest rates during that period.  Gross mortgage loans originated and purchased for portfolio during the three months ended March 31, 2009 totaled $391.9 million, of which $342.9 million were originations and $49.0 million were purchases.  This compares to gross mortgage loans originated and purchased for portfolio during the three months ended March 31, 2008 totaling $704.9 million, of which $646.7 million were originations and $58.2 million were purchases.  In addition, we originated loans held-for-sale totaling $80.8 million during the three months ended March 31, 2009 and $35.9 million during the three months ended March 31, 2008.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans.  Our one-to-four family mortgage loans decreased $192.3 million to $12.16 billion at March 31, 2009, from $12.35 billion at December 31, 2008, and represented 74.6% of our total loan portfolio at March 31, 2009.  The decrease was primarily the result of the levels of repayments which outpaced our originations and purchases during the three months ended March 31, 2009.  One-to-four family mortgage loan originations and purchases for portfolio totaled $382.5 million for the three months ended March 31, 2009 and $637.6 million for the three months ended March 31, 2008.  The 2009 first quarter one-to-four family mortgage loan origination and purchase volume was negatively affected by significant fallout from our mortgage loan application pipeline due to, among other things, the fact that potential borrowers are not qualifying under our strict underwriting guidelines, particularly with respect to requirements for maximum loan-to-value ratios.  Further impacting one-to-four family originations is the expanded conforming loan limits resulting in more borrowers opting for thirty-year fixed rate mortgages which we do not retain for portfolio.  During the three months ended March 31, 2009, the loan-to-value ratio of our one-to-four family mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 55% and the loan amount averaged approximately $730,000.

Our multi-family mortgage loan portfolio decreased $74.4 million to $2.84 billion at March 31, 2009, from $2.91 billion at December 31, 2008.  Our commercial real estate loan portfolio decreased $20.4 million to $920.7 million at March 31, 2009, from $941.1 million at December 31, 2008.  Multi-family and commercial real estate loan originations totaled $9.4 million for the three months ended March 31, 2009 and $67.2 million for the three months ended March 31, 2008.  We do not believe the current real estate market, economic environment and competitive pricing support aggressively pursuing multi-family and commercial real estate loans given the additional risks associated with this type of lending.

Securities decreased $354.7 million to $3.68 billion at March 31, 2009, from $4.04 billion at December 31, 2008.  This decrease was primarily the result of principal payments received of $288.3 million, sales of $89.3 million and the $5.3 million OTTI charge previously discussed, partially offset by a net increase of $27.3 million in the fair value of our securities available-for-sale.  For additional information regarding our securities portfolio and the OTTI charge, see Note 2 of “Notes to Consolidated Financial Statements,” in Item 1, “Financial Statements (Unaudited).” At March 31, 2009, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities.  The amortized cost of our fixed rate REMICs and CMOs totaled $3.62 billion at March 31, 2009 and had a weighted average current coupon of 4.30%, a weighted average collateral coupon of 5.70% and a weighted average life of 1.7 years.

Deposits increased $149.3 million to $13.63 billion at March 31, 2009, from $13.48 billion at December 31, 2008, due to increases in all deposit accounts, except Liquid CDs which decreased slightly.  The increase in deposits reflects the diminished intense competition for core community deposits which we experienced during 2008.  NOW and demand deposit accounts increased $62.9 million since December 31, 2008 to $1.53 billion at March 31, 2009.  Savings accounts increased $57.6 million since December 31, 2008 to $1.89 billion at March 31, 2009.  Money market accounts increased $19.2 million since December 31, 2008 to $308.4 million at March 31, 2009.  Certificates of deposit increased $13.9 million since December 31, 2008 to $8.92 billion at March 31, 2009.  Liquid CDs decreased $4.3 million since December 31, 2008 to $977.4 million at March 31, 2009.

Total borrowings, net, decreased $827.9 million to $6.14 billion at March 31, 2009, from $6.97 billion at December 31, 2008.  The decrease in total borrowings was primarily the result of deposit growth and cash flows from mortgage loan and securities repayments exceeding mortgage loan originations and purchases which enabled us to repay a portion of our matured borrowings.  For additional information, see “Liquidity and Capital Resources.”

Stockholders’ equity increased $19.0 million to $1.20 billion at March 31, 2009, from $1.18 billion at December 31, 2008.  The increase in stockholders’ equity was due to a decrease in accumulated other comprehensive loss of $18.7 million, primarily due to a net unrealized gain on securities, net income of $8.8 million and stock-based compensation and the allocation of shares held by the employee stock ownership plan, or ESOP, of $4.1 million.  These increases were partially offset by dividends declared of $11.9 million.

Results of Operations

General

Net income for the three months ended March 31, 2009 decreased $20.1 million to $8.8 million, from $28.9 million for the three months ended March 31, 2008.  Diluted earnings per common share decreased to $0.10 per share for the three months ended March 31, 2009, from $0.32 per share for the three months ended March 31, 2008.  Return on average assets decreased to 0.16% for the three months ended March 31, 2009, from 0.54% for the three months ended March 31, 2008.  Return on average stockholders’ equity decreased to 2.96% for the three months ended March 31, 2009, from 9.46% for the three months ended March 31, 2008.  Return on average tangible stockholders’ equity decreased to 3.50% for the three months ended March 31, 2009, from 11.15% for the three months ended March 31, 2008.  The decreases in these returns were primarily due to the decrease in net income.

Our results of operations for the three months ended March 31, 2009 include a $5.3 million, before-tax ($3.4 million, after-tax), OTTI charge to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities.  This charge reduced diluted earnings per common share by $0.04 per share for the three months ended March 31, 2009.  This charge also reduced our return on average assets by 7 basis points, return on average stockholders’ equity by 115 basis points, and return on average tangible stockholders’ equity by 137 basis points.  For further discussion of the OTTI charge, see Note 2 of “Notes to Consolidated Financial Statements” in Item 1, “Financial Statements (Unaudited).”

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

For the three months ended March 31, 2009, net interest income increased $30.9 million to $111.7 million, from $80.8 million for the three months ended March 31, 2008.  The net interest margin increased to 2.16% for the three months ended March 31, 2009, from 1.57% for the three months ended March 31, 2008.  The net interest rate spread increased to 2.07% for the three months ended March 31, 2009, from 1.46% for the three months ended March 31, 2008.  The average balance of net interest-earning assets decreased $39.6 million to $561.5 million for the three months ended March 31, 2009, from $601.1 million for the three months ended March 31, 2008.

The increases in net interest income, the net interest margin and the net interest rate spread for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, were due to a decrease in interest expense, partially offset by a decrease in interest income.  The decrease in interest expense for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, was primarily due to decreases in the average costs of certificates of deposit, borrowings and Liquid CDs, coupled with decreases in the average balances of borrowings and Liquid CDs, partially offset by an increase in the average balance of certificates of deposit.  The decrease in interest income for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, was primarily due to decreases in the average balances of mortgage-backed and other securities and multi-family, commercial real estate and construction loans and decreases in the average yields on consumer and other loans, FHLB-NY stock and multi-family, commercial real estate and construction loans, coupled with an increase in non-performing loans, partially offset by an increase in the average balance of one-to-four family mortgage loans.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2009 and 2008.  Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown.  Average balances are derived from average daily balances.  The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended March 31,
	2009				2008
				Average				Average
	Average			Yield/	Average			Yield/
(Dollars in Thousands)	Balance		Interest	Cost	Balance		Interest	Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$12,373,027		$162,940	5.27%	$11,621,739		$153,598	5.29%
Multi-family, commercial real estate and construction	3,862,820		56,614	5.86	4,005,674		60,315	6.02
Consumer and other loans (1)	340,389		2,678	3.15	356,057		5,432	6.10
Total loans	16,576,236		222,232	5.36	15,983,470		219,345	5.49
Mortgage-backed and other securities (2)	3,884,464		43,104	4.44	4,296,912		47,893	4.46
Federal funds sold and repurchase agreements	29,451		16	0.22	94,168		636	2.70
FHLB-NY stock	193,887		1,686	3.48	196,115		4,222	8.61
Total interest-earning assets	20,684,038		267,038	5.16	20,570,665		272,096	5.29
Goodwill	185,151				185,151
Other non-interest-earning assets	853,628				784,963
Total assets	$21,722,817				$21,540,779

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings	$1,849,591		1,847	0.40	$1,874,158		1,888	0.40
Money market	294,873		679	0.92	323,951		804	0.99
NOW and demand deposit	1,468,953		278	0.08	1,446,491		312	0.09
Liquid CDs	979,723		4,977	2.03	1,424,505		14,493	4.07
Total core deposits	4,593,140		7,781	0.68	5,069,105		17,497	1.38
Certificates of deposit	8,999,236		82,979	3.69	7,892,672		92,706	4.70
Total deposits	13,592,376		90,760	2.67	12,961,777		110,203	3.40
Borrowings	6,530,207		64,601	3.96	7,007,827		81,107	4.63
Total interest-bearing liabilities	20,122,583		155,361	3.09	19,969,604		191,310	3.83
Non-interest-bearing liabilities	410,152				348,711
Total liabilities	20,532,735				20,318,315
Stockholders' equity	1,190,082				1,222,464
Total liabilities and stockholders' equity	$21,722,817				$21,540,779

Net interest income/net interest rate spread (3)			$111,677	2.07%			$80,786	1.46%

Net interest-earning assets/net interest margin (4)	$561,455			2.16%	$601,061			1.57%

Ratio of interest-earning assets to interest-bearing liabilities	1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2009
	Compared to
	Three Months Ended March 31, 2008
	Increase (Decrease)
(In Thousands)	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
One-to-four family	$9,924	$(582)	$9,342
Multi-family, commercial real estate and construction	(2,121)	(1,580)	(3,701)
Consumer and other loans	(230)	(2,524)	(2,754)
Mortgage-backed and other securities	(4,575)	(214)	(4,789)
Federal funds sold and repurchase agreements	(265)	(355)	(620)
FHLB-NY stock	(47)	(2,489)	(2,536)
Total	2,686	(7,744)	(5,058)
Interest-bearing liabilities:
Savings	(41)	-	(41)
Money market	(70)	(55)	(125)
NOW and demand deposit	5	(39)	(34)
Liquid CDs	(3,653)	(5,863)	(9,516)
Certificates of deposit	11,896	(21,623)	(9,727)
Borrowings	(5,285)	(11,221)	(16,506)
Total	2,852	(38,801)	(35,949)
Net change in net interest income	$(166)	$31,057	$30,891

Interest Income

Interest income decreased $5.1 million to $267.0 million for the three months ended March 31, 2009, from $272.1 million for the three months ended March 31, 2008, primarily due to a decrease in the average yield on interest-earning assets to 5.16% for the three months ended March 31, 2009, from 5.29% for the three months ended March 31, 2008, partially offset by an increase of $113.4 million in the average balance of interest-earning assets to $20.68 billion for the three months ended March 31, 2009, from $20.57 billion for the three months ended March 31, 2008.  The decrease in the average yield on interest-earning assets was primarily the result of decreases in the average yields on consumer and other loans, FHLB-NY stock and multi-family, commercial real estate and construction loans.  The increase in the average balance of interest-earning assets was primarily due to an increase in the average balance of one-to-four family mortgage loans, partially offset by decreases in the average balances of mortgage-backed and other securities and multi-family, commercial real estate and construction loans.

Interest income on one-to-four family mortgage loans increased $9.3 million to $162.9 million for the three months ended March 31, 2009, from $153.6 million for the three months ended March 31, 2008, which was the result of an increase of $751.3 million in the average balance of such loans.  The increase in the average balance of one-to-four family mortgage loans was the result of the strong levels of originations and purchases which outpaced the levels of repayments during 2008.  The average yield on one-to-four family mortgage loans was 5.27% for the three months ended March 31, 2009 and 5.29% for the three months ended March 31, 2008.  The decrease in the average yield was primarily due to new originations at lower interest rates than the rates on loans repaid during 2008, the impact of the downward repricing of our ARM loans and the increase in non-performing loans, substantially offset by a decrease in loan premium amortization.  Net premium amortization on one-to-four family mortgage loans decreased $4.4 million to $5.3 million for the three months ended March 31, 2009, from $9.7 million for the three months ended March 31, 2008.  This decrease reflects the decrease in mortgage loan prepayments for the three months ended March 31, 2009, compared to the three months ended March 31, 2008 which were significantly elevated as a result of a rapid decline in mortgage loan interest rates and increased refinance activity during the 2008 first quarter.

Interest income on multi-family, commercial real estate and construction loans decreased $3.7 million to $56.6 million for the three months ended March 31, 2009, from $60.3 million for the three months ended March 31, 2008, which was primarily the result of a decrease of $142.9 million in the average balance of such loans, coupled with a decrease in the average yield to 5.86% for the three months ended March 31, 2009, from 6.02% for the three months ended March 31, 2008.  The decrease in the average balance of multi-family, commercial real estate and construction loans reflects the levels of repayments which outpaced the levels of originations over the past year.  Our originations of multi-family, commercial real estate and construction loans have declined over the past several years due primarily to the competitive market pricing and our decision to not aggressively pursue such loans under prevailing market conditions.  The decrease in the average yield on multi-family, commercial real estate and construction loans reflects the increase in non-performing loans, coupled with a decrease in prepayment penalties.  Prepayment penalties decreased $1.1 million to $504,000 for the three months ended March 31, 2009, from $1.6 million for the three months ended March 31, 2008.

Interest income on consumer and other loans decreased $2.7 million to $2.7 million for the three months ended March 31, 2009, from $5.4 million for the three months ended March 31, 2008, primarily due to a decrease in the average yield to 3.15% for the three months ended March 31, 2009, from 6.10% for the three months ended March 31, 2008, coupled with a decrease of $15.7 million in the average balance of the portfolio.  The decrease in the average yield on consumer and other loans was primarily the result of a decrease in the average yield on our home equity lines of credit which are adjustable rate loans which generally reset monthly and are indexed to the prime rate which decreased 400 basis points during 2008.  Home equity lines of credit represented 92.1% of this portfolio at March 31, 2009.  The decrease in the average balance of consumer and other loans was primarily the result of our decision to not aggressively pursue the origination of home equity lines of credit in the current economic environment, coupled with the impact of our stringent underwriting standards.

Interest income on mortgage-backed and other securities decreased $4.8 million to $43.1 million for the three months ended March 31, 2009, from $47.9 million for the three months ended March 31, 2008.  This decrease was primarily the result of a decrease of $412.4 million in the average balance of the portfolio, resulting from repayments exceeding securities purchased during 2008, coupled with a slight decrease in the average yield on mortgage-backed and other securities to 4.44% for the three months ended March 31, 2009 from 4.46% for the three months ended March 31, 2008.

Dividend income on FHLB-NY stock decreased $2.5 million to $1.7 million for the three months ended March 31, 2009, from $4.2 million for the three months ended March 31, 2008, primarily due to a decrease in the average yield to 3.48% for the three months ended March 31, 2009, from 8.61% for the three months ended March 31, 2008. The decrease in the average yield on FHLB-NY stock was the result of a decrease in the dividend rate paid by the FHLB-NY during the three months ended March 31, 2009, compared to the three months ended March 31, 2008.

Interest Expense

Interest expense decreased $35.9 million to $155.4 million for the three months ended March 31, 2009, from $191.3 million for the three months ended March 31, 2008, primarily due to a decrease in the average cost of interest-bearing liabilities to 3.09% for the three months ended March 31, 2009, from 3.83% for the three months ended March 31, 2008, partially offset by an increase of $153.0 million in the average balance of interest-bearing liabilities to $20.12 billion for the three months ended March 31, 2009, from $19.97 billion for the three months ended March 31, 2008.  The decrease in the average cost of interest-bearing liabilities was primarily due to decreases in the average costs of certificates of deposit, Liquid CDs and borrowings.  The increase in the average balance of interest-bearing liabilities was primarily due to an increase in the average balance of certificates of deposit, partially offset by decreases in the average balances of borrowings and Liquid CDs.

Interest expense on deposits decreased $19.4 million to $90.8 million for the three months ended March 31, 2009, from $110.2 million for the three months ended March 31, 2008, primarily due to a decrease in the average cost to 2.67% for the three months ended March 31, 2009, from 3.40% for the three months ended March 31, 2008, partially offset by an increase of $630.6 million in the average balance of total deposits to $13.59 billion for the three months ended March 31, 2009, from $12.96 billion for the three months ended March 31, 2008.  The decrease in the average cost of total deposits was primarily due to the impact of the decline in short-term interest rates during 2008 on our certificates of deposit and our Liquid CDs which matured and were replaced at lower interest rates.  The increase in the average balance of total deposits was primarily due to an increase in the average balance of certificates of deposit, partially offset by a decrease in the average balance of Liquid CDs.

Interest expense on certificates of deposit decreased $9.7 million to $83.0 million for the three months ended March 31, 2009, from $92.7 million for the three months ended March 31, 2008, primarily due to a decrease in the average cost to 3.69% for the three months ended March 31, 2009, from 4.70% for the three months ended March 31, 2008, partially offset by an increase of $1.11 billion in the average balance.  The decrease in the average cost of certificates of deposit reflects the impact of the decrease in interest rates during 2008 as certificates of deposit at higher rates matured and were replaced at lower interest rates.  The increase in the average balance of certificates of deposit was primarily a result of the success of our marketing efforts and competitive pricing strategies.

Interest expense on Liquid CDs decreased $9.5 million to $5.0 million for the three months ended March 31, 2009, from $14.5 million for the three months ended March 31, 2008, primarily due to a decrease in the average cost to 2.03% for the three months ended March 31, 2009, from 4.07% for the three months ended March 31, 2008, coupled with a decrease of $444.8 million in the average balance.  The decrease in the average cost of Liquid CDs reflects the decline in short-term interest rates during 2008.  The decrease in the average balance of Liquid CDs was primarily a result of our decision to maintain our pricing discipline during 2008 as short-term interest rates declined.

Interest expense on borrowings decreased $16.5 million to $64.6 million for the three months ended March 31, 2009, from $81.1 million for the three months ended March 31, 2008, primarily due to a decrease in the average cost to 3.96% for the three months ended March 31, 2009, from 4.63% for the three months ended March 31, 2008, coupled with a decrease of $477.6 million in the average balance.  The decrease in the average cost of borrowings reflects the impact of the decline in interest rates during 2008 on our variable rate borrowings, coupled with the downward repricing of borrowings which matured and were refinanced during 2008.  The decrease in the average balance of borrowings is the result of deposit growth and cash flows from mortgage loan and securities repayments exceeding mortgage loan originations and purchases and securities purchases which enabled us to repay a portion of our matured borrowings.

Provision for Loan Losses

We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  The continued deterioration of the housing and real estate markets and overall economy contributed to an increase in our delinquencies, non-performing loans and net loan charge-offs in the 2009 first quarter.  As a geographically diversified residential lender, we have been affected by negative consequences arising from the ongoing economic recession and, in particular, a sharp downturn in the housing industry nationally, as well as economic and housing industry weaknesses in the New York metropolitan area.  We are particularly vulnerable to a job loss recession.  Based on our evaluation of the issues regarding the continued deterioration of the housing and real estate markets and overall economy, coupled with the increase in and composition of our delinquencies, non-performing loans and net loan charge-offs, we determined that an increase in the allowance for loan losses was warranted at March 31, 2009.

The allowance for loan losses was $149.2 million at March 31, 2009 and $119.0 million at December 31, 2008.  The provision for loan losses totaled $50.0 million for the three months ended March 31, 2009 and $4.0 million for the three months ended March 31, 2008.  During 2008 and the first quarter of 2009, the continued deterioration in the housing and real estate markets, and increasing weakness in the economy, and, in particular, the unemployment rate, contributed to increases in our delinquencies, non-performing loans and charge-offs.  These deteriorating market conditions, and related impact on our portfolio, accelerated significantly during the 2008 fourth quarter and 2009 first quarter.  Accordingly, we increased our allowance for loan losses, through increasing provisions for loan losses, each quarter throughout 2008 and the first quarter of 2009.  The allowance for loan losses as a percentage of total loans increased to 0.91% at March 31, 2009, from 0.71% at December 31, 2008, primarily due to the increase in the allowance for loan losses.  The allowance for loan losses as a percentage of non-performing loans decreased to 44.33% at March 31, 2009, from 49.88% at December 31, 2008, primarily due to the increase in non-performing loans, partially offset by the increase in the allowance for loan losses.  The increases in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages we apply to our non-performing loans are higher than the allowance coverage percentages applied to our performing loans.

As previously discussed, we use ratio analyses as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses.  The adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio.  Our analysis of loss severity, defined as the ratio of the difference between the outstanding loan balance plus escrow advances and our net proceeds on final disposition of the asset (typically the sale of REO) to the outstanding loan balance plus escrow advances on one-to-four family loans, during all of 2008 indicates a loss severity of approximately 25%.  This analysis reviewed 58 one-to-four family REO sales which occurred throughout 2008 and included both full documentation loans and reduced documentation loans in a variety of states with varying years of origination.  A similar analysis of 2008 charge-offs on multi-family and commercial real estate loans indicates an average loss severity of approximately 35%.  We consider our average multi-family and commercial real estate loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses.  However, the uniqueness of each multi-family and commercial real estate loan, particularly those within New York City, many of which are rent stabilized, is also factored into our analyses.  We also obtain updated estimates of collateral value on our non-performing multi-family and commercial real estate loans in excess of $1.0 million.  We believe utilizing the loss experience of the past year is most reflective of the current economic and real estate downturn rather than our long-term historical experience which we used previously.  The ratio of the allowance for loan losses to non-performing loans stood at approximately 44% at March 31, 2009, almost double our average loss severity experience for our mortgage loan portfolios, indicating that our allowance for loan losses would be more than adequate to cover potential losses.  Additionally, as discussed later, consideration of our accounting for loans delinquent 180 days or more provides further insight when analyzing these ratios.  We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time.

Although the ratio of the allowance for loan losses to non-performing loans declined at March 31, 2009, compared to December 31, 2008, several other, more relevant, asset quality metrics continued to move directionally consistent with the increasing trend in our delinquencies reflecting our analyses and views of the increasing risk in the portfolio; namely, the increase in the total allowance for loan losses and the ratio of the allowance for loan losses to total loans.  These increases reflect our growing uncertainty of potential losses in the portfolio due to the adverse economic trends, and have resulted in an increase in the qualitative component of our allowance for losses over and above our quantitative metrics.

Additionally, when analyzing our asset quality trends, consideration must be given to our accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio.  Included in our non-performing loans are one-to-four family mortgage loans which are 180 days or more past due.  Our primary federal banking regulator, the OTS, requires us to update our collateral values on one-to-four family mortgage loans which are 180 days past due.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its fair value less estimated selling costs.  Therefore certain losses inherent in our non-performing one-to-four family loans are being recognized at 180 days of delinquency and accordingly are charged off.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  In effect, these loans have been written down to their fair value less estimated selling costs and the inherent loss has been recognized.  Therefore, when reviewing the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs should be considered.  At March 31, 2009, non-performing loans included $127.5 million of one-to-four family loans which were 180 days or more past due which had a related allowance for loan losses totaling $6.9 million.  Excluding one-to-four family loans which were 180 days or more past due at March 31, 2009 and their related allowance, our ratio of the allowance for loan losses to non-performing loans would be approximately 70%, which is more than double our average loss severity experience for our mortgage loan portfolios.  This compares to our reported ratio of the allowance for loan losses to non-performing loans at March 31, 2009 of approximately 44%.

We review our allowance for loan losses on a quarterly basis.  Material factors considered during our quarterly review are our loss experience, the composition and direction of loan delinquencies and the impact of current economic conditions.  Net loan charge-offs totaled $19.8 million, or forty-eight basis points of average loans outstanding, annualized, for the three months ended March 31, 2009, compared to $2.9 million, or seven basis points of average loans outstanding, annualized, for the three months ended March 31, 2008.  The increase in net loan charge-offs was primarily due to increases in net charge-offs related to one-to-four family and multi-family mortgage loans.  For the three months ended March 31, 2009, one-to-four family mortgage loan charge-offs totaled $11.9 million and multi-family mortgage loan charge-offs totaled $8.1 million.  Our non-performing loans, which are comprised primarily of mortgage loans, increased $98.0 million to $336.6 million, or 2.05% of total loans, at March 31, 2009, from $238.6 million, or 1.43% of total loans, at December 31, 2008.  This increase was primarily due to increases in non-performing one-to-four family mortgage loans totaling $68.0 million and multi-family mortgage loans and commercial real estate loans totaling $30.4 million.

We continue to adhere to prudent underwriting standards.  We underwrite our one-to-four family mortgage loans primarily based upon our evaluation of the borrower’s ability to pay.  We obtain updated estimates of collateral value for loans when classified or requested by our Asset Classification Committee, or, in the case of one-to-four family mortgage loans, when such loans are 180 days delinquent.  We monitor property value trends in our market areas to determine what impact, if any, such trends may have on our loan-to-value ratios and the adequacy of the allowance for loan losses.  Based on our review of property value trends, including updated estimates of collateral value on classified loans and related loan charge-offs, we believe the deterioration in the housing market continues to have a negative impact on the value of our non-performing loan collateral as of March 31, 2009.

During the 2008 fourth quarter, our allowance for loan losses increased $32.7 million to $119.0 million at December 31, 2008, from $86.3 million at September 30, 2008, and we recorded a provision for loan losses totaling $45.0 million.  The significant increase in our allowance for loan losses and related provision for loan losses in the 2008 fourth quarter reflected the significant increases in delinquencies, non-performing loans and charge-offs, coupled with an increase in the unemployment rate to 7.2% for December 2008 and an increase in job losses which totaled 1.6 million during the 2008 fourth quarter.  In addition, as a result of our 2008 fourth quarter analysis of our loan loss experience, we further segmented our one-to-four family loan portfolio by (1) interest-only and amortizing; (2) full documentation and reduced documentation; and (3) year of origination and modified certain allowance coverage percentages.  During the 2009 first quarter, similar to the 2008 fourth quarter trends, we experienced significant increases in delinquencies, non-performing loans and charge-offs, along with a further acceleration of job losses which totaled 2.4 million for the 2009 first quarter and a further increase in the unemployment rate to 8.5% for March 2009.  Additionally, as a result of our updated charge-off and loss analysis, we modified certain allowance coverage percentages during the 2009 first quarter to be more reflective of our current estimates of the amount of probable inherent losses in our loan portfolio.  The combination of these factors resulted in the increase in our allowance for loan losses to $149.2 million at March 31, 2009 and a provision for loan losses totaling $50.0 million for the 2009 first quarter.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, delinquencies, charge-off experience, non-accrual and non-performing loans and the current economic environment.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at March 31, 2009 and December 31, 2008.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality.”

Non-Interest Income

Non-interest income decreased $6.5 million to $15.9 million for the three months ended March 31, 2009, compared to $22.4 million for the three months ended March 31, 2008, primarily due to the $5.3 million OTTI charge previously discussed and a decrease in income on BOLI, partially offset by a gain on sales of securities in the 2009 first quarter.

Income on BOLI decreased $2.4 million to $2.0 million for the three months ended March 31, 2009, from $4.4 million for the three months ended March 31, 2008, primarily due to a reduction in the crediting rate paid on our investment reflecting the overall decline in market interest rates.  During the three months ended March 31, 2009, proceeds from sales of securities from the available-for-sale portfolio totaled $91.4 million resulting in gross realized gains totaling $2.1 million.  There were no sales of securities from the available-for-sale portfolio during the three months ended March 31, 2008.

Non-Interest Expense

Non-interest expense increased $5.8 million to $64.0 million for the three months ended March 31, 2009, from $58.2 million for the three months ended March 31, 2008.  This increase was primarily due to increases in federal deposit insurance premiums and compensation and benefits expense.  Our percentage of general and administrative expense to average assets, annualized, increased to 1.18% for the three months ended March 31, 2009, from 1.08% for the three months ended March 31, 2008, primarily due to the increase in non-interest expense.

Federal deposit insurance premiums increased $3.3 million to $3.9 million for the three months ended March 31, 2009, from $571,000 for the three months ended March 31, 2008, reflecting the increase in our assessment rate effective January 1, 2009 resulting from the FDIC restoration plan to increase the Deposit Insurance Fund, or DIF, reserve ratio.  The FDIC adopted the plan in response to significant losses incurred by the DIF due to the failures of a number of banks and thrifts which resulted in a decline in the DIF reserve ratio below the minimum reserve ratio of 1.15%.  The FDIC’s restoration plan also includes an additional increase in the assessment rates effective for the 2009 second quarter and the FDIC adopted an interim rule, with request for comment, imposing a 20 basis point emergency special assessment on June 30, 2009, which will be collected on September 30, 2009.  In addition, during the 2009 first quarter we utilized the remaining balance of our FDIC One-Time Assessment Credit to offset a portion of our deposit insurance assessment.  As a result, our federal deposit insurance premiums will increase further during the remainder of 2009.  For a further discussion of the FDIC restoration plan and proposal, see Part II, Item 1A, “Risk Factors.”

Compensation and benefits expense increased $2.0 million to $34.0 million for the three months ended March 31, 2009, from $32.0 million for the three months ended March 31, 2008, primarily due to an increase in the net periodic cost of pension and other postretirement benefits, partially offset by a decrease in corporate incentive bonuses. The increase in the net periodic cost of pension and other postretirement benefits primarily reflects an increase in the amortization of the net actuarial loss and a decrease in the expected return on plan assets which are primarily the result of the decrease in the fair value of pension plan assets resulting from the decline in the equities markets in 2008.

Income Tax Expense

For the three months ended March 31, 2009, income tax expense totaled $4.9 million representing an effective tax rate of 35.6%, compared to $12.1 million for the three months ended March 31, 2008, representing an effective tax rate of 29.5%.  The increase in the effective tax rate for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, reflects a reduction in pre-tax book income without a reduction in state and local taxes and non-deductible expenses, such as ESOP related expense.

Asset Quality

One of our key operating objectives has been and continues to be to maintain a high level of asset quality.  Although the continued deterioration in the economy and real estate market resulted in an increase in non-performing loans, we believe our sound underwriting standards for new loan originations have resulted in our maintaining a low level of non-performing loans relative to the size of our loan portfolio.  Through a variety of strategies, including, but not limited to, aggressive collection efforts and the marketing of delinquent and non-performing loans and foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped to maintain the strength of our financial condition.

The composition of our loan portfolio, by property type, has remained relatively consistent over the last several years.  At March 31, 2009, our loan portfolio was comprised of 75% one-to-four family mortgage loans, 17% multi-family mortgage loans, 6% commercial real estate loans and 2% other loan categories.  This compares to 74% one-to-four family mortgage loans, 18% multi-family mortgage loans, 6% commercial real estate loans and 2% other loan categories at December 31, 2008.  At March 31, 2009 and December 31, 2008, full documentation loans comprise 80% of our one-to-four family mortgage loan portfolio and 85% of our total mortgage loan portfolio.

The following table provides further details on the composition of our one-to-four family and multi-family and commercial real estate mortgage loan portfolios in dollar amounts and in percentages of the portfolio at the dates indicated.

	At March 31, 2009		At December 31, 2008
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
One-to-four family:
Full documentation interest-only (1)	$5,352,118	44.02%	$5,501,989	44.55%
Full documentation amortizing	4,430,268	36.44	4,389,618	35.54
Reduced documentation interest-only (1)(2)	1,845,136	15.18	1,911,160	15.48
Reduced documentation amortizing (2)	529,786	4.36	546,850	4.43
Total one-to-four family	$12,157,308	100.00%	$12,349,617	100.00%
Multi-family and commercial real estate:
Full documentation amortizing	$3,067,827	81.63%	$3,146,103	81.66%
Full documentation interest-only	690,266	18.37	706,687	18.34
Total multi-family and commercial real estate	$3,758,093	100.00%	$3,852,790	100.00%

(1)
Interest-only loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  One-to-four family interest-only loans include interest-only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaling $4.21 billion at March 31, 2009 and $4.41 billion at December 31, 2008.

(2)
One-to-four family reduced documentation loans include SISA loans totaling $349.5 million at March 31, 2009 and $359.2 million at December 31, 2008 and Super Streamline loans totaling $34.3 million at March 31, 2009 and $36.9 million at December 31, 2008.

We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.  Additionally, we do not originate one-year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  Prior to 2006 we would underwrite our one-to-four family interest-only hybrid ARM loans using the initial note rate, which may have been a discounted rate.  In 2006, we began underwriting our one-to-four family interest-only hybrid ARM loans based on a fully amortizing loan (in effect, underwriting interest-only hybrid ARM loans as if they were amortizing hybrid ARM loans).  In 2007, we began underwriting our one-to-four family interest-only hybrid ARM loans at the higher of the fully indexed rate or the initial note rate.  In 2009, we began underwriting our one-to-four family interest-only and amortizing hybrid ARM loans at the higher of the fully indexed rate, the initial note rate or 6.00%.  Within our one-to-four family mortgage loan portfolio we have reduced documentation loan products.  Reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans.  To a lesser extent, our portfolio of reduced documentation loans also includes SISA (stated income, stated asset) and Super Streamline loans.  Reduced documentation loans include both hybrid ARM loans (interest-only and amortizing) and fixed rate loans.  SIFA and SISA loans require a prospective borrower to complete a standard mortgage loan application while the Super Streamline product requires the completion of an abbreviated application and is, in effect, considered a “no documentation” loan.  Effective January 2008 we no longer offer reduced documentation loans.

The market does not apply a uniform definition of what constitutes “subprime” lending.  Our reference to subprime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the OTS and the other federal bank regulatory agencies, or the Agencies, on June 29, 2007, which further references the “Expanded Guidance for Subprime Lending Programs,” or the Expanded Guidance, issued by the Agencies by press release dated January 31, 2001.  In the Expanded Guidance, the Agencies indicated that subprime lending does not refer to individual subprime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards.  The Agencies recognize that many prime loan portfolios will contain such accounts.  The Agencies also excluded prime loans that develop credit problems after acquisition and community development loans from the subprime arena.  According to the

Expanded Guidance, subprime loans are other loans to borrowers which display one or more characteristics of reduced payment capacity.  Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all subprime borrowers and may not match all markets or institutions’ specific subprime definitions, are set forth, including having a credit (FICO) score of 660 or below.  However, we do not associate a particular FICO score with our definition of sub-prime loans.  Consistent with the guidance provided by federal bank regulatory agencies, we consider sub-prime loans to be loans to borrowers with a credit history containing one or more of the following at the time of origination: (1) bankruptcy within the last four years; (2) foreclosure within the last two years; or (3) two 30 day mortgage delinquencies in the last twelve months.  In addition, sub-prime loans generally display the risk layering of the following features: high debt-to-income ratio (50/50); low or no cash reserves; current loan-to-value ratios over 90%; 2/28, 3/27 or negative amortization loan products; or reduced or no documentation loans.  Our underwriting standards would generally preclude us from originating loans to borrowers with a credit history containing a bankruptcy within the last four years, a foreclosure within the last two years or two 30 day mortgage delinquencies in the last twelve months.  Based upon the definition and exclusions described above, we are a prime lender.  Within our portfolio of one-to-four family mortgage loans, we have loans to borrowers who had FICO scores of 660 or below at the time of origination. However, as a portfolio lender we underwrite our loans considering all credit criteria, as well as collateral value, and do not base our underwriting decisions solely on FICO scores.  Based on our underwriting criteria, particularly the average loan-to-value ratios at origination, we consider our loans to borrowers with FICO scores of 660 or below at origination to be prime loans.

Although FICO scores are considered as part of our underwriting process, they have not always been recorded on our mortgage loan system and are not available for all of the one-to-four family mortgage loans on our mortgage loan system.  However, substantially all of our one-to-four family mortgage loans originated since March 2005 have credit scores available on our mortgage loan system.  At March 31, 2009, one-to-four family mortgage loans which had FICO scores available on our mortgage loan system totaled $10.09 billion, or 83% of our total one-to-four family mortgage loan portfolio, of which $606.9 million, or 6%, had FICO scores of 660 or below at the date of origination.  At December 31, 2008, one-to-four family mortgage loans which had FICO scores available on our mortgage loan system totaled $10.15 billion, or 82% of our total one-to-four family mortgage loan portfolio, of which $621.3 million, or 6%, had FICO scores of 660 or below at the date of origination. We do not have FICO scores recorded on our mortgage loan system for 17% of our one-to-four family mortgage loans at March 31, 2009 and 18% of our one-to-four family mortgage loans at December 31, 2008.  Consistent with our one-to-four family mortgage loan portfolio composition, substantially all of our loans to borrowers with known FICO scores of 660 or below are hybrid ARM loans.  Of these loans, 75% are interest-only and 25% are amortizing at March 31, 2009 and December 31, 2008.  In addition, at March 31, 2009, 67% of our loans to borrowers with known FICO scores of 660 or below were full documentation loans and 33% were reduced documentation loans and at December 31, 2008, 66% of our loans to borrowers with known FICO scores of 660 or below were full documentation loans and 34% were reduced documentation loans. We believe the aforementioned loans, when originated, were amply collateralized and otherwise conformed to our prime lending standards and do not present a greater risk of loss or other asset quality risk relative to comparable loans in our portfolio to other borrowers with higher credit scores.  Of our one-to-four family mortgage loans without a FICO score available on our mortgage loan system at March 31, 2009 and December 31, 2008, 63% are amortizing hybrid ARM loans, 28% are interest-only hybrid ARM loans and 9% are amortizing fixed rate loans.  In addition, 78% of such loans at March 31, 2009 are full documentation loans and 22% are reduced documentation loans and  79% of such loans at December 31, 2008 are full documentation loans and 21% are reduced documentation loans.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

	At March 31,	At December 31,
(Dollars in Thousands)	2009	2008
Non-accrual delinquent mortgage loans	$332,977	$236,366
Non-accrual delinquent consumer and other loans	2,370	2,221
Mortgage loans delinquent 90 days or more and still accruing interest (1)	1,227	33
Total non-performing loans	336,574	238,620
REO, net (2)	30,173	25,481
Total non-performing assets	$366,747	$264,101

Non-performing loans to total loans	2.05%	1.43%
Non-performing loans to total assets	1.57	1.09
Non-performing assets to total assets	1.71	1.20
Allowance for loan losses to non-performing loans	44.33	49.88
Allowance for loan losses to total loans	0.91	0.71

(1)	Mortgage loans delinquent 90 days or more and still accruing interest consist primarily of loans delinquent 90 days or more as to their maturity date but not their interest due.
(2)	REO is net of allowance for losses totaling $2.6 million at March 31, 2009 and $2.0 million at December 31, 2008.

Total non-performing assets increased $102.6 million to $366.7 million at March 31, 2009, from $264.1 million at December 31, 2008.  Non-performing loans, the most significant component of non-performing assets, increased $98.0 million to $336.6 million at March 31, 2009, from $238.6 million at December 31, 2008.  These increases were primarily due to an increase of $68.0 million in non-performing one-to-four family mortgage loans, coupled with an increase of $30.4 million in non-performing multi-family and commercial real estate mortgage loans.  The continued deterioration of the housing and real estate markets during 2008 and the first quarter of 2009, as well as the overall weakness in the economy, particularly rising unemployment, continued to contribute to an increase in our non-performing loans.  The increase in non-performing one-to-four family mortgage loans reflects a greater concentration in non-performing reduced documentation loans.  Reduced documentation loans represent only 20% of the one-to-four family mortgage loan portfolio, yet represent 60% of non-performing one-to-four family mortgage loans at March 31, 2009.  The ratio of non-performing loans to total loans increased to 2.05% at March 31, 2009, from 1.43% at December 31, 2008.  The ratio of non-performing assets to total assets increased to 1.71% at March 31, 2009, from 1.20% at December 31, 2008.

During the three months ended March 31, 2009, we sold $12.0 million of delinquent and non-performing mortgage loans, primarily multi-family mortgage loans.  The sale of these loans did not have a material impact on our non-performing loans, non-performing assets and related ratios at March 31, 2009.

The following table provides further details on the composition of our non-performing one-to-four family and multi-family and commercial real estate mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At March 31, 2009		At December 31, 2008
		Percent		Percent
		of		of
(Dollars in Thousands)	Amount	Total	Amount	Total
Non-performing loans:

One-to-four family:
Full documentation interest-only	$68,909	28.07%	$50,636	28.52%
Full documentation amortizing	30,038	12.23	18,565	10.46
Reduced documentation interest-only	130,354	53.10	92,863	52.30
Reduced documentation amortizing	16,214	6.60	15,478	8.72
Total one-to-four family	$245,515	100.00%	$177,542	100.00%

Multi-family and commercial real estate:
Full documentation amortizing	$59,629	73.20%	$43,097	84.35%
Full documentation interest-only	21,830	26.80	7,995	15.65
Total multi-family and commercial real estate	$81,459	100.00%	$51,092	100.00%

At March 31, 2009, the geographic composition of our non-performing one-to-four family mortgage loans was relatively consistent with the geographic composition of our one-to-four family mortgage loan portfolio as detailed in the following table.

	One-to-Four Family Mortgage Loans
	At March 31, 2009
				Percent of	Non-Performing
			Total	Total	Loans
		Percent of	Non-Performing	Non-Performing	as Percent of
(Dollars in Millions)	Total Loans	Total Loans	Loans	Loans	State Totals
State:
New York	$2,875.8	23.7%	$21.9	8.9%	0.76%
Illinois	1,309.5	10.8	29.0	11.8	2.21
California	1,304.9	10.7	38.4	15.6	2.94
Connecticut	1,276.8	10.5	16.8	6.8	1.32
New Jersey	996.6	8.2	27.7	11.3	2.78
Virginia	905.4	7.4	24.6	10.0	2.72
Maryland	854.5	7.0	30.0	12.3	3.51
Massachusetts	838.9	6.9	12.4	5.1	1.48
Washington	322.7	2.7	-	-	-
Florida	305.3	2.5	22.6	9.2	7.40
All other states (1)	1,166.9	9.6	22.1	9.0	1.89
Total	$12,157.3	100.0%	$245.5	100.0%	2.02%

(1)	Includes 30 states and Washington, D.C.

At March 31, 2009, the geographic composition of our non-performing multi-family and commercial real estate mortgage loans was 70% in the New York metropolitan area, 26% in Florida and 4% in various other states.

We discontinue accruing interest on loans when they become 90 days delinquent as to their payment due date.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.

If all non-accrual loans at March 31, 2009 and 2008 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $5.1 million for the three months ended March 31, 2009 and $1.8 million for the three months ended March 31, 2008.  This compares to actual payments recorded as interest income, with respect to such loans, of $714,000 for the three months ended March 31, 2009 and $179,000 for the three months ended March 31, 2008.

We may from time to time agree to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.  Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months.  Loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $34.7 million at March 31, 2009 and $6.9 million at December 31, 2008.  Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to performing status.  Restructured accruing loans totaled $1.3 million at March 31, 2009 and $1.1 million at December 31, 2008.

In addition to non-performing loans, we had $110.0 million of potential problem loans at March 31, 2009, compared to $84.2 million at December 31, 2008.  Such loans include loans which are 60-89 days delinquent as shown in the following table and certain other internally classified loans.

Delinquent Loans

The following table shows a comparison of delinquent loans at March 31, 2009 and December 31, 2008.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days		60-89 Days		90 Days or More
	Number		Number		Number
	of		of		of
(Dollars in Thousands)	Loans	Amount	Loans	Amount	Loans	Amount

At March 31, 2009:
Mortgage loans:
One-to-four family	445	$150,869	172	$64,664	653	$245,515
Multi-family	57	58,070	26	35,583	53	66,110
Commercial real estate	7	4,158	3	3,405	9	15,349
Construction	-	-	1	791	5	7,230
Consumer and other loans	90	2,805	32	1,212	55	2,370
Total delinquent loans	599	$215,902	234	$105,655	775	$336,574

Delinquent loans to total loans		1.31%		0.64%		2.05%

At December 31, 2008:
Mortgage loans:
One-to-four family	465	$145,989	135	$50,749	489	$177,542
Multi-family	64	63,015	16	13,125	50	50,392
Commercial real estate	11	16,612	4	5,123	1	700
Construction	1	1,133	-	-	5	7,765
Consumer and other loans	119	3,085	45	1,065	43	2,221
Total delinquent loans	660	$229,834	200	$70,062	588	$238,620

Delinquent loans to total loans		1.38%		0.42%		1.43%

Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

For the
Three Months
Ended
(In Thousands)	March 31, 2009
Balance at December 31, 2008	$119,029
Provision charged to operations	50,000
Charge-offs:
One-to-four family	(11,920)
Multi-family	(8,131)
Construction	(334)
Consumer and other loans	(402)
Total charge-offs	(20,787)
Recoveries:
One-to-four family	697
Multi-family	197
Commercial real estate	27
Consumer and other loans	24
Total recoveries	945
Net charge-offs	(19,842)
Balance at March 31, 2009	$149,187

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2009 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The Gap Table includes $2.98 billion of callable borrowings classified according to their maturity dates, primarily in the more than five years category, which are callable within one year and at various times thereafter.  The classifications of callable borrowings according to their maturity dates are based on our experience with, and expectations of, these types of instruments and the current interest rate environment.  As indicated in the Gap Table, our one-year cumulative gap at March 31, 2009 was negative 11.42% compared to negative 19.06% at December 31, 2008.  The change in the one-year cumulative gap is primarily due to an increase in projected securities and mortgage loan repayments at March 31, 2009, compared to December 31, 2008, primarily due to increased refinance activity, coupled with a decrease in projected borrowings maturing and/or repricing at March 31, 2009, compared to December 31, 2008, primarily due to the repayment of a portion of our matured borrowings during the three months ended March 31, 2009.

	At March 31, 2009
		More than	More than
		One Year	Three Years
	One Year	to	to	More than
(Dollars in Thousands)	or Less	Three Years	Five Years	Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$4,929,827	$5,666,524	$4,547,979	$535,855	$15,680,185
Consumer and other loans (1)	308,638	4,311	2,517	16,445	331,911
Repurchase agreements	38,050	-	-	-	38,050
Securities available-for-sale	426,951	461,367	235,175	110,638	1,234,131
Securities held-to-maturity	1,011,304	995,589	398,017	35,096	2,440,006
FHLB-NY stock	-	-	-	183,547	183,547
Total interest-earning assets	6,714,770	7,127,791	5,183,688	881,581	19,907,830
Net unamortized purchase premiums and deferred costs (2)	35,409	38,486	31,713	3,742	109,350
Net interest-earning assets (3)	6,750,179	7,166,277	5,215,401	885,323	20,017,180
Interest-bearing liabilities:
Savings	241,094	401,718	401,718	845,842	1,890,372
Money market	137,218	84,822	84,822	1,490	308,352
NOW and demand deposit	108,835	217,682	217,682	985,657	1,529,856
Liquid CDs	977,387	-	-	-	977,387
Certificates of deposit	6,781,062	1,744,475	397,674	-	8,923,211
Borrowings, net	949,495	2,459,256	899,806	1,828,866	6,137,423
Total interest-bearing liabilities	9,195,091	4,907,953	2,001,702	3,661,855	19,766,601
Interest sensitivity gap	(2,444,912)	2,258,324	3,213,699	(2,776,532)	$250,579
Cumulative interest sensitivity gap	$(2,444,912)	$(186,588)	$3,027,111	$250,579

Cumulative interest sensitivity gap as a percentage of total assets	(11.42)%	(0.87)%	14.14%	1.17%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	73.41%	98.68%	118.80%	101.27%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.
(2)	Net unamortized purchase premiums and deferred costs are prorated.
(3)	Includes securities available-for-sale at amortized cost.

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning April 1, 2009 would decrease by approximately 1.32% from the base projection.  At December 31, 2008, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2009 would have decreased by approximately 4.37% from the base projection.  The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indexes are below 2.00%.  However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning April 1, 2009 would decrease by approximately 0.53% from the base projection.  At December 31, 2008, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2009 would have increased by approximately 1.77% from the base projection.  The down 100 basis point scenarios include some limitations as well since certain indices, yields and costs are already below 1.00%.

Various shortcomings are inherent in both the Gap Table and NII sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, although our NII sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from BOLI and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning April 1, 2009 would increase by approximately $4.7 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning April 1, 2009 would decrease by approximately $2.1 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and NII sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2008 Annual Report on Form 10-K.

ITEM 4.  Controls and Procedures

George L. Engelke, Jr., our Chairman and Chief Executive Officer, and Frank E. Fusco, our Executive Vice President, Treasurer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2009.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Goodwill Litigation

We have been a party to an action against the United States involving an assisted acquisition made in the early 1980’s and supervisory goodwill accounting utilized in connection therewith.  The trial in this action, entitled Astoria Federal Savings and Loan Association vs. United States, took place during 2007 before the U.S. Court of Federal Claims.  The U.S. Court of Federal Claims, by decision filed on January 8, 2008, awarded to us $16.0 million in damages from the U.S. Government.  No portion of the $16.0 million award was recognized in our consolidated financial statements.  The U.S. Government has appealed such decision to the U.S. Court of Appeals for the Federal Circuit, which appeal is pending.  The ultimate outcome of this action and the timing of such outcome is uncertain and there can be no assurance that we will benefit financially from such litigation.  Legal expense related to this action has been recognized as it has been incurred.

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

ITEM 1A.  Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2008 Annual Report on Form 10-K.  There are no other material changes in risk factors relevant to our operations since December 31, 2008 except as discussed below.

Declines in the market value of our common stock may have a material effect on the value of our reporting unit which could result in a goodwill impairment charge and adversely affect our results of operations.

At March 31, 2009, the carrying amount of our goodwill totaled $185.2 million.  We performed our annual goodwill impairment test on September 30, 2008 and determined the estimated fair value of our reporting unit to be in excess of its carrying amount.  Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment.  We also evaluated goodwill for impairment as of March 31, 2009 and December 31, 2008 due to the decline in our market capitalization.  Based on our evaluations at March 31, 2009 and December 31, 2008, there was no indication of goodwill impairment.  Our market capitalization continues to be less than our total stockholders’ equity at April 30, 2009.  We considered this and other factors in our goodwill

impairment analyses.  No assurance can be given that we will not record an impairment loss on goodwill in a subsequent period.   However, our tangible capital ratio and Astoria Federal’s regulatory capital ratios would not be affected by this potential non-cash expense since goodwill is not included in these calculations.

Our results of operations are affected by economic conditions in the New York metropolitan area and nationally.

Our retail banking and a significant portion of our lending business (approximately 42% of our one-to-four family and 93% of our multi-family and commercial real estate mortgage loan portfolios at March 31, 2009) are concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut.  As a result of this geographic concentration, our results of operations largely depend upon economic conditions in this area, although they also depend on economic conditions in other areas.

We are operating in a challenging and uncertain economic environment, both nationally and locally.  Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the ongoing economic recession, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  In addition, decreases in real estate values could adversely affect the value of property used as collateral for our loans.  At March 31, 2009, the average loan-to-value ratio of our mortgage loan portfolio was less than 65% based on current principal balances and original appraised values.  However, no assurance can be given that the original appraised values are reflective of current market conditions as we have experienced significant declines in real estate values in all markets in which we lend.

We have experienced increases in loan delinquencies and charge-offs in 2009.  Our non-performing loans, which are comprised primarily of mortgage loans, increased $98.0 million to $336.6 million, or 2.05% of total loans, at March 31, 2009, from $238.6 million, or 1.43% of total loans, at December 31, 2008.  Our net loan charge-offs totaled $19.8 million for the three months ended March 31, 2009 compared to $12.3 million for the three months ended December 31, 2008 and $28.9 million for the year ended December 31, 2008.  Our provision for loan losses totaled $50.0 million for the three months ended March 31, 2009, compared to $45.0 million for the three months ended December 31, 2008 and $69.0 million for the year ended December 31, 2008.  As a residential lender, we are particularly vulnerable to the impact of a severe job loss recession.  Significant increases in job losses and unemployment will have a negative impact on the financial condition of residential borrowers and their ability to remain current on their mortgage loans.  A continuation or further deterioration in national and local economic conditions, including an accelerating pace of job losses, particularly in the New York metropolitan area, could have a material adverse impact on the quality of our loan portfolio, which could result in further increases in loan delinquencies, causing a decrease in our interest income as well as an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses and related provision and a decrease in net income.  Such deterioration could also adversely impact the demand for our products and services, and, accordingly, our results of operations.

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

On October 3, 2008, President Bush signed the EESA into law in response to the financial crises affecting the banking system and financial markets. Pursuant to the EESA, the Treasury has the authority to, among other things, purchase up to $700 billion of troubled assets (including mortgages, mortgage-backed securities and certain other financial instruments) from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  On October 14, 2008, the Treasury, the Board of Governors of the Federal Reserve System, or FRB, and the FDIC issued a joint statement announcing additional steps aimed at stabilizing the financial markets.  First, the Treasury announced the CPP, a $250 billion voluntary capital purchase program available to qualifying financial institutions that sell preferred shares to the Treasury (to be funded from the $700 billion authorized for troubled asset purchases.)  Second, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the TLGP, which is intended to strengthen confidence and encourage liquidity in the banking system by permitting the FDIC to (1) guarantee certain newly issued senior unsecured debt issued by participating institutions under the Debt Guarantee Program and (2) fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount, under the Transaction Account Guarantee Program.  Third, to further increase access to funding for businesses in all sectors of the economy, the FRB announced further details of its CPFF which provides a broad backstop for the commercial paper market.  We currently participate in the TLGP, but not the CPP.

On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the FRB, announced the Public-Private Investment Program, or PPIP, to address the challenge of legacy loans and securities, as part of its efforts to repair balance sheets throughout the financial system and ensure that credit is available to households and businesses.  The PPIP has two discrete components: (1) The Legacy Loan Program, which is designed to facilitate the sale of commercial and residential whole loans and “other assets” currently held by U.S. banks, and (2) The Legacy Securities Program which is designed to facilitate the sale of legacy residential mortgage backed securities and commercial mortgage backed securities initially rated AAA and currently held by Financial Institutions (as defined under the EESA).  The PPIP is intended to provide opportunities for banks and financial institutions seeking to sell loans and securities.

On March 4, 2009, the U.S. Treasury announced guidelines for the “Making Home Affordable” loan modification program.  Under the $75 billion program, the U.S. Treasury, working with other federal agencies such as the FDIC, has undertaken a comprehensive multi-part strategy to prevent millions of foreclosures.  Among other things, this program intends for the U.S. Treasury to partner with financial institutions and investors to reduce certain homeowners’ monthly mortgage payments.  The program provides mortgage holders and servicers financial incentives to modify existing first mortgages of certain qualifying homeowners.  Under this program, the U.S. Treasury also shares in certain costs associated with reductions in monthly payment amounts.  At this time, it is uncertain how beneficial this program will be to our borrowers or us and, therefore, we have not yet decided whether we will participate in this program, which is voluntary.

There can be no assurance, however, as to the actual impact that the foregoing or any other governmental program will have on the financial markets.  The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.  In addition, current initiatives of President Obama’s Administration, the possible enactment of recently proposed bankruptcy legislation, including “cramdown” provisions, and the current level of foreclosure activities, may result in increased charge-offs which could materially and adversely affect our financial condition and results of operations.

The FDIC recently adopted a restoration plan that raised the assessment rate schedule, uniformly across all four risk categories into which the FDIC assigns insured institutions, by seven basis points (annualized) of insured deposits beginning on January 1, 2009.  Additionally, beginning with the second quarter of 2009, the initial base assessment rates will increase further ranging from 12 to 45 basis points depending on an institution’s risk category, with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits.  The FDIC also adopted an interim rule, with request for comment, imposing a 20 basis point emergency special assessment on June 30, 2009 which will be collected on September 30, 2009 and allowing the FDIC to impose possible additional special assessments of up to 10 basis points thereafter to maintain public confidence in the DIF.  If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected.  The FDIC has exercised this authority several times in the past and could continue to raise insurance assessment rates in the future.  The increased deposit insurance premiums adopted and proposed by the FDIC will result in a significant increase in our non-interest expense, which will have a material impact on our results of operations.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, there were no repurchases of our common stock.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock outstanding, in open-market or privately negotiated transactions.  At March 31, 2009, a maximum of 8,107,300 shares may yet be purchased under this plan.  As of March 31, 2009, we are not currently repurchasing additional shares of our common stock.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

See Index of Exhibits on page 55.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

Dated:	May 8, 2009	By:	/s/ Frank E. Fusco
Frank E. Fusco
Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Accounting Officer)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

10.1
Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees.

10.2
Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the Astoria Financial Corporation 2007 Non-employee Director Stock Plan.

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