Form 10-Q
period 2009-06-30
ASTORIA FINANCIAL CORP
filed 2009-08-07
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, July 31, 2009

.01 Par Value	97,046,374

PART I — FINANCIAL INFORMATION

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	(Unaudited)
	At	At
(In Thousands, Except Share Data)	June 30, 2009	December 31, 2008

ASSETS:
Cash and due from banks	$406,341	$76,233
Repurchase agreements	29,790	24,060
Available-for-sale securities:
Encumbered	983,412	1,017,769
Unencumbered	143,847	372,671
	1,127,259	1,390,440
Held-to-maturity securities, fair value of $2,425,467 and $2,643,955, respectively:
Encumbered	1,845,334	2,204,289
Unencumbered	539,347	442,573
	2,384,681	2,646,862
Federal Home Loan Bank of New York stock, at cost	177,454	211,900
Loans held-for-sale, net	91,184	5,272
Loans receivable:
Mortgage loans, net	15,638,589	16,372,383
Consumer and other loans, net	334,317	340,061
	15,972,906	16,712,444
Allowance for loan losses	(160,271)	(119,029)
Loans receivable, net	15,812,635	16,593,415
Mortgage servicing rights, net	9,602	8,216
Accrued interest receivable	75,010	79,589
Premises and equipment, net	137,420	139,828
Goodwill	185,151	185,151
Bank owned life insurance	401,493	401,280
Other assets	263,308	219,865
Total assets	$21,101,328	$21,982,111

LIABILITIES:
Deposits:
Savings	$1,942,933	$1,832,790
Money market	321,005	289,135
NOW and demand deposit	1,558,429	1,466,916
Liquid certificates of deposit	904,283	981,733
Certificates of deposit	8,883,531	8,909,350
Total deposits	13,610,181	13,479,924
Reverse repurchase agreements	2,550,000	2,850,000
Federal Home Loan Bank of New York advances	2,960,000	3,738,000
Other borrowings, net	377,573	377,274
Mortgage escrow funds	132,831	133,656
Accrued expenses and other liabilities	273,099	221,488
Total liabilities	19,903,684	20,800,342

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value (5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, $.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 97,058,454 and 95,881,132 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	851,781	856,021
Retained earnings	1,837,187	1,864,257
Treasury stock (69,436,434 and 70,613,756 shares, at cost, respectively)	(1,434,881)	(1,459,211)
Accumulated other comprehensive loss	(41,150)	(61,865)
Unallocated common stock held by ESOP (4,628,634 and 5,212,668 shares, respectively)	(16,958)	(19,098)
Total stockholders' equity	1,197,644	1,181,769
Total liabilities and stockholders' equity	$21,101,328	$21,982,111

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Share Data)	2009	2008	2009	2008
Interest income:
Mortgage loans:
One-to-four family	$154,547	$152,247	$317,487	$305,845
Multi-family, commercial real estate and construction	55,978	58,686	112,592	119,001
Consumer and other loans	2,657	4,177	5,335	9,609
Mortgage-backed and other securities	37,223	46,708	80,327	94,601
Federal funds sold, repurchase agreements and interest-earning cash accounts	215	1,018	231	1,654
Federal Home Loan Bank of New York stock	2,677	3,803	4,363	8,025
Total interest income	253,297	266,639	520,335	538,735
Interest expense:
Deposits	81,961	97,851	172,721	208,054
Borrowings	62,282	76,208	126,883	157,315
Total interest expense	144,243	174,059	299,604	365,369
Net interest income	109,054	92,580	220,731	173,366
Provision for loan losses	50,000	7,000	100,000	11,000
Net interest income after provision for loan losses	59,054	85,580	120,731	162,366
Non-interest income:
Customer service fees	14,240	16,775	29,079	31,909
Other loan fees	939	1,090	1,878	2,129
Gain on sales of securities	-	-	2,112	-
Other-than-temporary impairment write-down of securities	-	-	(5,300)	-
Mortgage banking income, net	3,357	1,575	3,826	2,025
Income from bank owned life insurance	2,468	4,008	4,447	8,397
Other	(574)	1,385	330	2,810
Total non-interest income	20,430	24,833	36,372	47,270
Non-interest expense:
General and administrative:
Compensation and benefits	33,363	32,375	67,363	64,366
Occupancy, equipment and systems	16,065	16,847	32,396	33,751
Federal deposit insurance premiums	6,899	548	10,804	1,119
Federal deposit insurance special assessment	9,851	-	9,851	-
Advertising	1,221	1,550	2,780	2,623
Other	8,622	8,662	16,788	16,352
Total non-interest expense	76,021	59,982	139,982	118,211
Income before income tax expense	3,463	50,431	17,121	91,425
Income tax expense	763	16,981	5,625	29,072
Net income	$2,700	$33,450	$11,496	$62,353
Basic earnings per common share	$0.03	$0.37	$0.12	$0.69
Diluted earnings per common share	$0.03	$0.37	$0.12	$0.68
Dividends per common share	$0.13	$0.26	$0.26	$0.52
Basic weighted average common shares	90,525,669	89,550,934	90,370,279	89,511,918
Diluted weighted average common and common equivalent shares	90,525,669	90,594,880	90,370,400	90,670,546

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Six Months Ended June 30, 2009

							Unallocated
						Accumulated	Common
			Additional			Other	Stock
		Common	Paid-in	Retained	Treasury	Comprehensive	Held
(In Thousands, Except Share Data)	Total	Stock	Capital	Earnings	Stock	Loss	by ESOP

Balance at December 31, 2008	$1,181,769	$1,665	$856,021	$1,864,257	$(1,459,211)	$(61,865)	$(19,098)

Comprehensive income:
Net income	11,496	-	-	11,496	-	-	-
Other comprehensive income, net of tax:
Net unrealized gain on securities	17,891	-	-	-	-	17,891	-
Reclassification of prior service cost	48	-	-	-	-	48	-
Reclassification of net actuarial loss	2,680	-	-	-	-	2,680	-
Reclassification of loss on cash flow hedge	96	-	-	-	-	96	-
Comprehensive income	32,211

Dividends on common stock ($0.26 per share)	(23,718)	-	164	(23,882)	-	-	-

Exercise of stock options and related tax benefit (18,000 shares issued)	270	-	18	(119)	371	-	-

Restricted stock grants (1,170,232 shares)	-	-	(9,585)	(14,598)	24,183	-	-

Tax benefit shortfall on vested restricted stock	(1,009)	-	(1,009)	-	-	-	-

Forfeitures of restricted stock (10,910 shares)	10	-	201	33	(224)	-	-

Stock-based compensation and allocation of ESOP stock	8,111	-	5,971	-	-	-	2,140

Balance at June 30, 2009	$1,197,644	$1,665	$851,781	$1,837,187	$(1,434,881)	$(41,150)	$(16,958)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
(In Thousands)	2009	2008
Cash flows from operating activities:
Net income	$11,496	$62,353
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on mortgage loans and mortgage-backed securities	11,642	17,174
Net amortization of deferred costs on consumer and other loans and borrowings	1,306	1,512
Net provision for loan and real estate losses	101,529	11,986
Depreciation and amortization	5,532	6,717
Net gain on sales of loans and securities	(4,849)	(741)
Other-than-temporary impairment write-down of securities	5,300	-
Lower of cost or market write-down of premises and equipment held-for-sale	1,588	-
Originations of loans held-for-sale	(248,058)	(76,804)
Proceeds from sales and principal repayments of loans held-for-sale	181,494	72,908
Stock-based compensation and allocation of ESOP stock	8,121	9,391
Decrease in accrued interest receivable	4,579	481
Mortgage servicing rights amortization and valuation allowance adjustments, net	740	612
Bank owned life insurance income and insurance proceeds received, net	(213)	1,110
Increase in other assets	(48,669)	(25,802)
Increase in accrued expenses and other liabilities	55,810	83,591
Net cash provided by operating activities	87,348	164,488
Cash flows from investing activities:
Originations of loans receivable	(1,001,654)	(2,155,856)
Loan purchases through third parties	(129,879)	(233,577)
Principal payments on loans receivable	1,724,412	2,308,139
Proceeds from sales of delinquent and non-performing loans	23,694	12,536
Purchases of securities held-to-maturity	(300,820)	(166,549)
Purchases of securities available-for-sale	-	(106,645)
Principal payments on securities held-to-maturity	564,050	326,627
Principal payments on securities available-for-sale	197,648	107,073
Proceeds from sales of securities available-for-sale	91,391	-
Net redemptions of Federal Home Loan Bank of New York stock	34,446	1,230
Proceeds from sales of real estate owned, net	22,939	5,284
Purchases of premises and equipment, net of proceeds from sales	(4,712)	(7,315)
Net cash provided by investing activities	1,221,515	90,947
Cash flows from financing activities:
Net increase in deposits	130,257	39,608
Net decrease in borrowings with original terms of three months or less	(813,000)	(217,000)
Proceeds from borrowings with original terms greater than three months	235,000	750,000
Repayments of borrowings with original terms greater than three months	(500,000)	(780,000)
Net (decrease) increase in mortgage escrow funds	(825)	12,154
Common stock repurchased	-	(14,596)
Cash dividends paid to stockholders	(23,882)	(46,957)
Cash received for options exercised	252	6,219
Tax benefit (shortfall) excess from share-based payment arrangements, net	(827)	1,301
Net cash used in financing activities	(973,025)	(249,271)
Net increase in cash and cash equivalents	335,838	6,164
Cash and cash equivalents at beginning of period	100,293	118,190
Cash and cash equivalents at end of period	$436,131	$124,354

Supplemental disclosures:
Cash paid during the period:
Interest	$299,391	$369,499
Income taxes	$43,535	$32,448
Additions to real estate owned	$30,930	$15,284

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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2009 and December 31, 2008, our results of operations for the three and six months ended June 30, 2009 and 2008, changes in our stockholders’ equity for the six months ended June 30, 2009 and our cash flows for the six months ended June 30, 2009 and 2008.  In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of June 30, 2009 and December 31, 2008, and amounts of revenues and expenses in the consolidated statements of income for the three and six months ended June 30, 2009 and 2008.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations to be expected for the remainder of the year.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

In the 2009 second quarter, we adopted Statement of Financial Accounting Standards, or SFAS, No. 165, “Subsequent Events,” which sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 applies to the accounting for and disclosure of subsequent events not addressed in other applicable GAAP.  In accordance with SFAS No. 165, in preparing these financial statements, we have evaluated events occurring subsequent to June 30, 2009 through August 7, 2009, the date our financial statements were issued, for potential recognition and disclosure.

These consolidated financial statements should be read in conjunction with our December 31, 2008 audited consolidated financial statements and related notes included in our 2008 Annual Report on Form 10-K.

2.      Securities

Effective April 1, 2009, we adopted FASB Staff Position, or FSP, No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends existing other-than-temporary-impairment, or OTTI, guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  This FSP modifies the existing requirements for recognizing OTTI on debt securities but does not amend existing recognition and measurement guidance related to OTTI of equity securities.  This FSP expands and increases the frequency of existing disclosures about OTTI for debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.  As of June 30, 2009, we have not recognized OTTI on any debt securities.  Our adoption of FSP No. 115-2 and FAS 124-2 did not have a material impact on our financial condition or results of operations.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Residential mortgage-backed securities:
REMICs and CMOs (1):
GSE (2) issuance	$1,043,884	$17,065	$(3,037)	$1,057,912
Non-GSE issuance	30,251	12	(2,415)	27,848
GSE pass-through certificates	37,833	771	(31)	38,573
Total mortgage-backed securities	1,111,968	17,848	(5,483)	1,124,333
Freddie Mac preferred stock	-	2,900	-	2,900
Other securities	40	-	(14)	26
Total securities available-for-sale	$1,112,008	$20,748	$(5,497)	$1,127,259
Held-to-maturity:
Residential mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$2,010,413	$44,634	$-	$2,055,047
Non-GSE issuance	117,102	27	(3,644)	113,485
GSE pass-through certificates	1,312	62	-	1,374
Total mortgage-backed securities	2,128,827	44,723	(3,644)	2,169,906
Obligations of U.S. government and GSEs	250,946	61	(354)	250,653
Obligations of states and political subdivisions	4,908	-	-	4,908
Total securities held-to-maturity	$2,384,681	$44,784	$(3,998)	$2,425,467

(1)     Real estate mortgage investment conduits and collateralized mortgage obligations
(2)     Government-sponsored enterprise

	At December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Residential mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$1,324,004	$8,642	$(13,470)	$1,319,176
Non-GSE issuance	33,795	-	(4,355)	29,440
GSE pass-through certificates	40,383	487	(204)	40,666
Total mortgage-backed securities	1,398,182	9,129	(18,029)	1,389,282
Freddie Mac preferred stock	5,300	-	(4,168)	1,132
Other securities	40	-	(14)	26
Total securities available-for-sale	$1,403,522	$9,129	$(22,211)	$1,390,440
Held-to-maturity:
Residential mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$2,451,155	$16,119	$(2,200)	$2,465,074
Non-GSE issuance	188,473	-	(16,887)	171,586
GSE pass-through certificates	1,558	61	-	1,619
Total mortgage-backed securities	2,641,186	16,180	(19,087)	2,638,279
Obligations of states and political subdivisions	5,676	-	-	5,676
Total securities held-to-maturity	$2,646,862	$16,180	$(19,087)	$2,643,955

The following tables set forth the estimated fair values of securities with gross unrealized losses at June 30, 2009 and December 31, 2008, segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer.

	At June 30, 2009
	Less Than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
REMICs and CMOs:
GSE issuance	$235,794	$(3,037)	$-	$-	$235,794	$(3,037)
Non-GSE issuance	-	-	27,078	(2,415)	27,078	(2,415)
GSE pass-through certificates	4,160	(24)	656	(7)	4,816	(31)
Other securities	1	(13)	1	(1)	2	(14)
Total temporarily impaired securities available-for-sale	$239,955	$(3,074)	$27,735	$(2,423)	$267,690	$(5,497)
Held-to-maturity:
REMICs and CMOs:
Non-GSE issuance	$782	$(1)	$97,937	$(3,643)	$98,719	$(3,644)
Obligations of U.S. government and GSEs	200,591	(354)	-	-	200,591	(354)
Total temporarily impaired securities held-to-maturity	$201,373	$(355)	$97,937	$(3,643)	$299,310	$(3,998)

	At December 31, 2008
	Less Than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
REMICs and CMOs:
GSE issuance	$167,797	$(499)	$537,772	$(12,971)	$705,569	$(13,470)
Non-GSE issuance	962	(50)	28,205	(4,305)	29,167	(4,355)
GSE pass-through certificates	18,013	(169)	1,389	(35)	19,402	(204)
Freddie Mac preferred stock	1,132	(4,168)	-	-	1,132	(4,168)
Other securities	1	(13)	1	(1)	2	(14)
Total temporarily impaired securities available-for-sale	$187,905	$(4,899)	$567,367	$(17,312)	$755,272	$(22,211)
Held-to-maturity:
REMICs and CMOs:
GSE issuance	$357,335	$(1,202)	$95,249	$(998)	$452,584	$(2,200)
Non-GSE issuance	75,830	(1,991)	95,733	(14,896)	171,563	(16,887)
Total temporarily impaired securities held-to-maturity	$433,165	$(3,193)	$190,982	$(15,894)	$624,147	$(19,087)

We held 60 securities which had an unrealized loss at June 30, 2009 and 146 at December 31, 2008.  At June 30, 2009 and December 31, 2008, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment is directly related to the change in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  None of the unrealized losses are related to credit losses.  Therefore, as of June 30, 2009 and December 31, 2008, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the estimated remaining life and high credit quality of the investments and the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

During the six months ended June 30, 2009, we recorded a $5.3 million OTTI charge to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities.  There were no OTTI charges during the six months ended June 30, 2008.  OTTI charges are included as a component of non-interest income and are discussed in greater detail below.

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

During the 2009 first quarter, the market values of these securities trended downward from the values observed in the beginning of January.  Our analysis of the market value trends indicated that there was no longer a likelihood of a near-term market value recovery.  Based on the increased duration of the unrealized loss and the unlikelihood of a near-term market value recovery, we concluded, as of March 31, 2009, our Freddie Mac preferred securities were other-than-temporarily impaired and of such little value that a write-off of our remaining cost basis was warranted.  At June 30, 2009, the securities’ market values totaled $2.9 million which is recorded as an unrealized gain on our available-for-sale securities.

For additional information regarding securities impairment, see “Critical Accounting Policies” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

During the six months ended June 30, 2009, proceeds from sales of securities from the available-for-sale portfolio totaled $91.4 million resulting in gross realized gains of $2.1 million.  There were no sales of securities from the available-for-sale portfolio during the six months ended June 30, 2008.  Gains and losses on the sale of all securities are determined using the specific identification method.

The amortized cost and estimated fair value of debt securities at June 30, 2009, by contractual maturity, excluding mortgage-backed securities, are summarized in the following table.  Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.  In addition, issuers of certain securities have the right to call obligations with or without prepayment penalties.

	At June 30, 2009
		Estimated
	Amortized	Fair
(In Thousands)	Cost	Value
Available-for-sale:
Due in one year or less	$25	$25
Total available-for-sale	$25	$25
Held-to-maturity:
Due after one year through five years	$250,946	$250,653
Due after five years through ten years	4,908	4,908
Total held-to-maturity	$255,854	$255,561

The balance of accrued interest receivable for securities totaled $11.8 million at June 30, 2009 and $14.7 million at December 31, 2008.

As of June 30, 2009, the amortized cost of the callable securities in our portfolio totaled $251.0 million, all of which are callable within one year and at various times thereafter.

3.      Loans Held-for-Sale, net

Loans held-for-sale, net, includes fifteen and thirty year conforming fixed rate one-to-four family mortgage loans originated for sale as well as certain non-performing loans.  From time to time, we have sold certain delinquent and non-performing loans held in portfolio.  Upon our decision to sell such loans, we reclassify them to held-for-sale at the lower of cost or fair value, less estimated selling costs.  Non-performing loans held-for-sale, included in loans held-for-sale, net, totaled $18.7 million as of June 30, 2009.  There were no non-performing loans held-for-sale at December 31, 2008.

4.      Loans Receivable, net

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

	At June 30, 2009		At December 31, 2008
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Mortgage loans (gross):
One-to-four family	$11,895,071	74.99%	$12,349,617	74.42%
Multi-family	2,698,100	17.01	2,911,733	17.55
Commercial real estate	888,477	5.60	941,057	5.67
Construction	50,184	0.32	56,829	0.34
Total mortgage loans	15,531,832	97.92	16,259,236	97.98
Consumer and other loans (gross):
Home equity	303,207	1.91	307,831	1.85
Commercial	13,481	0.08	13,331	0.08
Other	13,554	0.09	14,216	0.09
Total consumer and other loans	330,242	2.08	335,378	2.02
Total loans (gross)	15,862,074	100.00%	16,594,614	100.00%
Net unamortized premiums and deferred loan costs	110,832		117,830
Total loans	15,972,906		16,712,444
Allowance for loan losses	(160,271)		(119,029)
Total loans, net	$15,812,635		$16,593,415

Activity in the allowance for loan losses is summarized as follows:

For the
Six Months
Ended
(In Thousands)	June 30, 2009
Balance at December 31, 2008	$119,029
Provision charged to operations	100,000
Charge-offs	(61,204)
Recoveries	2,446
Balance at June 30, 2009	$160,271

For additional information regarding the composition of our loan portfolio, non-performing loans and our allowance for loan losses, see “Asset Quality” in Item 2, “MD&A.”

5.      Earnings Per Share, or EPS

Effective January 1, 2009, we adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are to be included in the computation of EPS pursuant to the two-class method.  Our restricted stock awards are considered participating securities pursuant to the FSP.  The two-class method excludes from EPS calculations any dividends paid to participating securities and any undistributed earnings attributable to participating securities from the numerator and excludes the dilutive impact of the participating securities from the denominator.  Prior period EPS data has been presented in accordance with FSP No. EITF 03-6-1.

The following table is a reconciliation of basic and diluted EPS.

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
(In Thousands, Except Per Share Data)	2009	2008	2009	2008
Net income	$2,700	$33,450	$11,496	$62,353
Income allocated to participating securities (restricted stock)	(234)	(316)	(459)	(578)
Income attributable to common shareholders	$2,466	$33,134	$11,037	$61,775

Average number of common shares outstanding – basic	90,526	89,551	90,370	89,512
Dilutive effect of stock options (1)	-	1,044	-	1,159
Average number of common shares outstanding – diluted	90,526	90,595	90,370	90,671

Income per common share attributable to common shareholders:
Basic	$0.03	$0.37	$0.12	$0.69
Diluted	$0.03	$0.37	$0.12	$0.68

(1)
Excludes options to purchase 8,651,295 shares of common stock which were outstanding during the three months ended June 30, 2009; options to purchase 4,579,330 shares of common stock which were outstanding during the three months  ended June 30, 2008; options to purchase 8,666,080 shares of common stock which were outstanding during the six months ended June 30, 2009; and options to purchase 3,888,681 shares of common stock which were outstanding during the six months ended June 30, 2008 because their inclusion would be anti-dilutive.

6.	Stock Incentive Plans

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

Restricted stock activity in our stock incentive plans for the six months ended June 30, 2009 is summarized as follows:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2009	846,422	$27.63
Granted	1,170,232	8.19
Vested	(215,151)	28.06
Forfeited	(10,910)	18.43
Nonvested at June 30, 2009	1,790,593	14.93

Stock-based compensation expense is recognized on a straight-line basis over the vesting period  and totaled $978,000, net of taxes of $527,000, for the three months ended June 30, 2009 and $1.9 million, net of taxes of $1.0 million, for the six months ended June 30, 2009.  Stock-based compensation expense recognized for the three months ended June 30, 2008 totaled $1.3 million, net of taxes of $688,000, and totaled $2.4 million, net of taxes of $1.3 million, for the six months ended June 30, 2008.  At June 30, 2009, pre-tax compensation cost related to all nonvested awards of restricted stock not yet recognized totaled $18.4 million and will be recognized over a weighted average period of approximately 3.5 years.

7.      Pension Plans and Other Postretirement Benefits

The following tables set forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan.

			Other Postretirement
	Pension Benefits		Benefits
	For the Three Months Ended		For the Three Months Ended
	June 30,		June 30,
(In Thousands)	2009	2008	2009	2008
Service cost	$871	$699	$81	$57
Interest cost	2,812	2,731	268	253
Expected return on plan assets	(2,129)	(3,162)	-	-
Amortization of prior service cost (credit)	62	77	(25)	(25)
Recognized net actuarial loss (gain)	2,062	191	(1)	(35)
Net periodic cost	$3,678	$536	$323	$250

			Other Postretirement
	Pension Benefits		Benefits
	For the Six Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands)	2009	2008	2009	2008
Service cost	$1,742	$1,470	$162	$128
Interest cost	5,624	5,506	535	510
Expected return on plan assets	(4,258)	(6,326)	-	-
Amortization of prior service cost (credit)	124	153	(50)	(50)
Recognized net actuarial loss (gain)	4,124	440	(1)	(71)
Net periodic cost	$7,356	$1,243	$646	$517

8.      Premises and Equipment, net

Included in premises and equipment, net, is an office building with a carrying value of $16.9 million which is classified as held-for-sale as of June 30, 2009.  The office building, which is currently unoccupied, is located in Lake Success, New York, and formerly housed our lending operations, which were relocated in March 2008 to a facility which we currently lease in Mineola, New York.  During the 2009 second quarter, we recorded a lower of cost or market write-down of $1.6 million to reduce the carrying amount of the building to its estimated fair value less selling costs.  This charge is included in other non-interest income in the consolidated statements of income for the three and six months ended June 30, 2009.  Since the building is classified as held-for-sale, no depreciation expense is recorded.  See Note 9 for additional information on the estimated fair value of the building.

9.      Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Our securities available-for-sale are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as mortgage servicing rights, or MSR, loans receivable, certain assets held-for-sale and real estate owned, or REO.  These non-recurring fair value adjustments involve the application of lower of cost or market accounting or write-downs of individual assets.  Additionally, in connection with our mortgage banking activities we have commitments to fund loans held-for-sale and commitments to sell loans, which are considered free-standing derivative instruments, the fair values of which are not material to our financial condition or results of operations.

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

Effective April 1, 2009, we adopted FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly.  Our adoption of FSP No. FAS 157-4 did not result in a change in valuation techniques and related inputs, or their application.  Therefore, our adoption of FSP No. 157-4 did not have a material impact on our financial condition or results of operations.

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

Securities available-for-sale
Our available-for-sale securities portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders' equity.

Residential mortgage-backed securities
Substantially all of our securities available-for-sale portfolio consists of mortgage-backed securities.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, available trade information, bids, offers, reference data, monthly payment information and collateral performance.  At June 30, 2009, 98% of our available-for-sale residential mortgage-backed securities portfolio was comprised of GSE securities for which an active market exists for similar securities, making observable inputs readily available.

We analyze changes in the pricing service fair values from month to month taking into consideration changes in market conditions including changes in mortgage spreads, changes in treasury yields and changes in generic pricing on 15 year and 30 year securities.  Each month we conduct a review of the estimated values of our fixed rate REMICs and CMOs available-for-sale which represent substantially all of these securities priced by our pricing service.  We generate prices based upon a “spread matrix” approach for estimating values.  Market spreads are obtained from independent third party firms who trade these types of securities.  Any notable differences between the pricing service prices and “spread matrix” prices on individual securities are analyzed further, including a review of prices provided by other independent parties, a yield analysis and review of average life changes using Bloomberg analytics and a review of historical pricing on the particular security.  Based upon our review of the prices provided by our pricing service, the fair values of securities incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

Other securities
The fair values of the other securities in our available-for-sale portfolio are obtained from quoted market prices for identical instruments in active markets and, as such, are classified as Level 1.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at June 30, 2009.

	Carrying Value at June 30, 2009
(In Thousands)	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,057,912	$-	$1,057,912	$-
Non-GSE issuance REMICs and CMOs	27,848	-	27,848	-
GSE pass-through certificates	38,573	-	38,573	-
Other securities	2,926	2,926	-	-
Total securities available-for-sale	$1,127,259	$2,926	$1,124,333	$-

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Non-performing loans held-for-sale, net
Fair values of non-performing loans held-for-sale are estimated through either bids received on the loans or a discounted cash flow analysis of the underlying collateral and adjusted as necessary, by management, to reflect current market conditions and, as such, are classified as Level 3.

Loans receivable, net (impaired loans)
Loans which meet certain criteria are evaluated individually for impairment.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs.  Fair values are estimated through current appraisals, broker opinions or automated valuation models and adjusted as necessary, by management, to reflect current market conditions and, as such, are classified as Level 3.

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

Premises and equipment held-for-sale, net
Premises and equipment held-for-sale is measured at the lower of its carrying value or estimated fair value less estimated selling costs.  Fair value is estimated based on reasonable offers recently received on the property and, as such, is classified as Level 3.

REO, net
REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried, net of allowances for losses, at the lower of cost or fair value less estimated selling costs.  The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2009.

					Total Losses
					For the Six
	Carrying Value at June 30, 2009				Months Ended
(In Thousands)	Total	Level 1	Level 2	Level 3	June 30, 2009
Non-performing loans held-for-sale, net (1)	$18,684	$-	$-	$18,684	$10,851
Impaired loans (1)	71,618	-	-	71,618	17,726
MSR, net	9,602	-	-	9,602	-
Premises and equipment held-for-sale, net (2)	16,880	-	-	16,880	1,588
REO, net (3)	27,709	-	-	27,709	12,031
Total	$144,493	$-	$-	$144,493	$42,196

(1)	Losses for the six months ended June 30, 2009 were charged against the allowance for loan losses.
(2)	Losses for the six months ended June 30, 2009 were charged against other non-interest income.
(3)
Losses for the six months ended June 30, 2009 were charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to REO.  Losses subsequent to the transfer of a loan to REO were charged to REO expense.

10.    Fair Value of Financial Instruments

Effective April 1, 2009, we adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  In addition, this FSP requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments as well as any changes in the methods and significant assumptions used during the period.  Since the provisions of FSP No. 107-1 and APB 28-1 are disclosure related, our adoption did not have an impact on our financial condition or results of operations.

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

	At June 30, 2009		At December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Repurchase agreements	$29,790	$29,790	$24,060	$24,060
Securities held-to-maturity	2,384,681	2,425,467	2,646,862	2,643,955
FHLB-NY stock	177,454	177,454	211,900	211,900
Loans held-for-sale, net (1)	91,184	91,450	5,272	5,391
Loans receivable, net (1)	15,812,635	16,040,970	16,593,415	16,843,033
MSR, net (1)	9,602	9,621	8,216	8,236

Financial Liabilities:
Deposits	13,610,181	13,783,571	13,479,924	13,636,753
Borrowings, net	5,887,573	6,346,820	6,965,274	7,567,454

(1)  Includes totals for assets measured at fair value on a non-recurring basis as disclosed in Note 9.

Methods and assumptions used to estimate fair values are as follows:

Repurchase agreements
The carrying amounts of repurchase agreements approximate fair values since all mature in one month or less.

Securities held-to-maturity
The fair values for substantially all of our securities are obtained from an independent nationally recognized pricing service.

Federal Home Loan Bank-New York, or FHLB-NY, stock
The carrying amount of FHLB-NY stock equals cost.  The fair value of FHLB-NY stock is based on redemption at par value.

Loans held-for-sale, net
The fair values of loans held-for-sale are estimated by reference to published pricing for similar loans sold in the secondary market.  The fair values of non-performing loans held-for-sale are estimated through either bids received on such loans or a discounted cash flow analysis adjusted to reflect current market conditions.

Loans receivable, net
Fair values of loans are estimated by reference to published pricing for similar loans sold in the secondary market.  Loans are grouped by similar characteristics.  The loans are first segregated by type, such as one-to-four family, multi-family, commercial real estate, construction and consumer and other, and then further segregated into fixed and adjustable rate and seasoned and nonseasoned categories.  Published pricing is based on new loans of similar type and purpose, adjusted, when necessary, for factors such as servicing cost, credit risk, interest rate and remaining term.

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

Deposits
The fair values of deposits with no stated maturity, such as savings accounts, NOW accounts, money market accounts and demand deposit accounts, are equal to the amount payable on demand.  The fair values of certificates of deposit and Liquid certificates of deposit, or Liquid CDs, are based on discounted contractual cash flows using the weighted average remaining life of the portfolio discounted by the corresponding LIBOR Swap Curve as posted by the Office of Thrift Supervision, or OTS.

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

11.    Goodwill Litigation

We have been a party to an action against the United States involving an assisted acquisition made in the early 1980’s and supervisory goodwill accounting utilized in connection therewith.  The trial in this action, entitled Astoria Federal Savings and Loan Association vs. United States, took place during 2007 before the U.S. Court of Federal Claims, or Federal Claims Court.  The Federal Claims Court, by decision filed on January 8, 2008, awarded to us $16.0 million in damages from the U.S. Government.  No portion of the $16.0 million award was recognized in our consolidated financial statements.  The U.S. Government appealed such decision to the U.S. Court of Appeals for the Federal Circuit, or Court of Appeals.

In an opinion dated May 28, 2009, the Court of Appeals affirmed in part and reversed in part the lower court’s ruling and remanded the case to the Federal Claims Court for further proceedings.  The original damage award was primarily based on a request for damages for lost profits covering the period 1990 to 1995.  The Court of Appeals directed the Federal Claims Court to re-examine the period from 1990 to July 1992 with respect to the calculation of lost profits as impacted by certain growth restrictions that otherwise may have been imposed by bank regulatory authorities.

The ultimate outcome of this action and the timing of such outcome is uncertain and there can be no assurance that we will benefit financially from such litigation.  Legal expense related to this action has been recognized as it has been incurred.

12.    Impact of Accounting Standards and Interpretations

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to eliminate the concept of a qualifying special-purpose entity; change the requirements for derecognizing financial assets; and require additional disclosures.  SFAS No. 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  SFAS No. 167 amends FIN 46(R) and changes the consolidation guidance applicable to a variable interest entity.  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a variable interest entity, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  SFAS No. 167 also requires continuous reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  Qualifying special-purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective.  SFAS No. 166 and SFAS No. 167 are effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009.  We are currently evaluating the impact SFAS No. 166 and SFAS No. 167 will have on our financial condition and results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.”  SFAS 168 provides for the FASB Accounting Standards CodificationTM, or the Codification, to become the single official source of authoritative, nongovernmental GAAP.  The Codification did not change GAAP but reorganizes the literature.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  SFAS No. 168 will impact our future disclosures since all future references to authoritative accounting literature will be references to sections within the Codification.

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

During the first half of 2009, the national economy remained in a recession, with particular emphasis on the continuing deterioration of the housing and real estate markets and rising unemployment.  During the six months ended June 30, 2009, job losses totaled 3.3 million and the unemployment rate increased to 9.5% for June 2009.  Although there was a continued deterioration of the economy in the 2009 second quarter, it was an improvement over the 2008 fourth quarter, during which time the disruption and volatility in the financial and capital markets reached a crisis level as national and global credit markets ceased to function effectively, and the 2009 first quarter.  Concern for the stability of the banking and financial systems reached a magnitude which has resulted in unprecedented government intervention including, but not limited to, the passage of the Emergency Economic Stabilization Act of 2008, or EESA, the implementation of the Capital Purchase Program, or CPP, the Temporary Liquidity Guarantee Program, or TLGP, the Troubled Asset Relief Program, or TARP, the Commercial Paper Funding Facility, or CPFF, the Capital Assistance Program, or CAP, the Supervisory Capital Assessment Program, or SCAP, and the Public-Private Investment Program, or PPIP, which are described in greater detail in Part II, Item 1A. “Risk Factors” in this document and in Item 1. “Business” of our 2008 Annual Report on Form 10-K.  During the first half of 2009, some of these programs have been expanded to stimulate the economy and stabilize the housing market.

The Federal Open Market Committee, or FOMC, has responded with monetary stimulus as well.  The FOMC reduced the federal funds rate by 400+ basis points in 2008, bringing the target rate to 0.00% to 0.25%, where it remained during the first half of 2009.

As the premier Long Island community bank, our goals are to enhance shareholder value while building a solid banking franchise.  We focus on growing our core businesses of mortgage portfolio lending and retail banking while maintaining strong asset quality and controlling operating expenses.  We also provide returns to shareholders through dividends and stock repurchases although we have currently suspended our stock repurchase program and reduced our dividend to preserve and grow capital during this period of widespread economic distress.

Total assets decreased during the six months ended June 30, 2009, primarily due to decreases in our loan and securities portfolios, partially offset by an increase in cash and due from banks.  The decrease in our loan portfolio was primarily due to decreases in our one-to-four family, multi-family and commercial real estate mortgage loan portfolios resulting from repayments outpacing origination and purchase volume.  Repayments continue to rise as more loans in our portfolio qualify under the expanded loan amount limits that conform to GSE guidelines, or the expanded conforming loan limits, and refinance into fixed rate mortgages.  At the same time, a greater percentage of applications are failing to result in closed loans as borrowers do not meet our strict underwriting criteria, particularly with respect to requirements related to maximum loan-to-value ratios.  The decrease in our securities portfolio was primarily the result of cash flow from repayments and sales exceeding securities purchased.  The increase in cash and due from banks reflects excess liquidity at June 30, 2009, resulting from the increase in repayment activity, which we expect to deploy into higher yielding assets during the second half of 2009.

Total deposits increased during the six months ended June 30, 2009.  This increase was due to increases in low cost savings accounts, money market accounts and NOW and demand deposit accounts, partially offset by decreases in Liquid CDs and certificates of deposit.  The increase in deposits reflects the decrease in competition for core community deposits, from that which we experienced during 2008, as credit markets have eased somewhat and larger institutions have utilized these alternative funding sources.  During the 2009 second quarter, we reduced our focus on certificates of deposit to slow deposit growth to offset the impact of accelerated prepayment activity in our loan and securities portfolios.  Cash flows from mortgage loan and securities repayments and deposit growth in excess of mortgage loan originations and purchases and securities purchases enabled us to repay a portion of our matured borrowings during the six months ended June 30, 2009, which resulted in a decrease in our borrowings portfolio from December 31, 2008.

Net income for the three and six months ended June 30, 2009 decreased compared to the three and six months ended June 30, 2008.  These decreases were primarily due to increases in the provision for loan losses and non-interest expense and decreases in non-interest income, partially offset by increases in net interest income.

Net interest income, the net interest margin and the net interest rate spread for the three and six months ended June 30, 2009 increased compared to the three and six months ended June 30, 2008.  These increases were due to decreases in interest expense, partially offset by decreases in interest income.  The decreases in interest expense were primarily due to decreases in the average costs of our certificates of deposit, borrowings and Liquid CDs, coupled with decreases in the average balances of borrowings and Liquid CDs, partially offset by increases in the average balances of certificates of deposit.  The decreases in interest income were primarily due to decreases in the average yields on interest-earning assets, due in part to increases in our non-performing loans, and decreases in the average balances of mortgage-backed and other securities and multi-family, commercial real estate and construction loans, partially offset by increases in the average balances of one-to-four family mortgage loans.

The provisions for loan losses recorded during the three and six months ended June 30, 2009 reflect the increase in and composition of our loan delinquencies, non-performing loans and net loan charge-offs, as well as our evaluation of the continued deterioration of the housing and real estate markets and overall economy, particularly the continued pace of job losses.  As a residential lender, we are vulnerable to the impact of a severe job loss recession, due to its negative impact on the financial condition of residential borrowers and their ability to remain current on their mortgage loans.  The decrease in non-interest income for the three months ended June 30, 2009 was due to decreases in customer service fees, other non-interest income and income from bank owned life insurance, or BOLI, partially offset by an increase in mortgage banking income, net.  For the six months ended June 30, 2009, the decrease in non-interest income was due to a $5.3 million OTTI charge to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities, discussed in Note 2 of “Notes to Consolidated Financial Statements” in Item 1, “Financial Statements (Unaudited),” and decreases in income from BOLI, customer service fees and other non-interest income, partially offset by increases in gain on sales of securities and mortgage banking income, net.  The increases in non-interest expense for the three and six months ended June 30, 2009 were primarily due to a $9.9 million federal deposit insurance corporation, or FDIC, special assessment and a significant increase in regular FDIC insurance premiums, coupled with an increase in compensation and benefits expense, primarily pension expense, partially offset by a decrease in occupancy, equipment and systems expense.

We expect increases in net interest income and the net interest margin going forward as we begin to realize the benefit from the deployment of excess liquidity, coupled with significant certificate of deposit maturities, with interest rates that are considerably above current market rates, throughout the remainder of 2009.  With respect to loan growth, our mortgage loan pipeline has increased as of June 30, 2009; however, lower market rates for thirty-year conforming mortgage loans, which we do not retain for our portfolio, coupled with the increased conforming loan limits in many of our markets, are expected to accelerate loan prepayments in our one-to-four family mortgage loan portfolio and will temper loan growth in the near term.  We expect that job losses and overall economic weakness will continue to put pressure on borrowers which may result in somewhat higher delinquencies and non-performing loans; however, credit costs in 2009 should remain manageable.

Available Information

Our internet website address is www.astoriafederal.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports can be obtained free of charge from our Investor Relations website at http://ir.astoriafederal.com.  The above reports are available on our website immediately after they are electronically filed with or furnished to the SEC.  Such reports are also available on the SEC’s website at www.sec.gov/edgar/searchedgar/webusers.htm.

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of our 2008 Annual Report on Form 10-K, as supplemented by our quarterly report on Form 10-Q for the quarter ended March 31, 2009 and this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section of our 2008 Annual Report on Form 10-K.

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

The primary considerations in establishing specific valuation allowances are the current estimated value of a loan’s underlying collateral and the loan’s payment history.  We update our estimates of collateral value for non-performing multi-family, commercial real estate and construction mortgage loans in excess of $1.0 million and one-to-four family mortgage loans which are 180 days delinquent, annually, and certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral.  For one-to-four family mortgage loans, updated estimates of collateral value are obtained through appraisals, broker opinions or automated valuation models.  For multi-family and commercial real estate properties, we estimate collateral value through appraisals or internal cash flow analyses when current financial information is available, coupled with, in most cases, an inspection of the property.  Other current and anticipated economic conditions on which our specific valuation allowances rely are the impact that national and/or local economic and business conditions may have on borrowers, the impact that local real estate markets may have on collateral values, the level and direction of interest rates and their combined effect on real estate values and the ability of borrowers to service debt.  For multi-family and commercial real estate loans, additional factors specific to a borrower or the underlying collateral are considered.  These factors include, but are not limited to, the composition of tenancy, occupancy levels for the property, location of the property, cash flow estimates and, to a lesser degree, the existence of personal guarantees.  We also review all regulatory notices, bulletins and memoranda with the purpose of identifying upcoming changes in regulatory conditions which may impact our calculation of specific valuation allowances.  The OTS periodically reviews our reserve methodology during regulatory examinations and any comments regarding changes to reserves or loan classifications are considered by management in determining valuation allowances.

Pursuant to our policy, loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible, or, in the case of one-to-four family mortgage loans, at 180 days past due for the portion of the recorded investment in the loan in excess of the estimated fair value of the underlying collateral less estimated selling costs.  The determination of the loans on which full collectibility is not reasonably assured, the estimates of the fair value of the underlying collateral and the assessment of economic and regulatory conditions are subject to assumptions and judgments by management.  Specific valuation allowances and charge-off amounts could differ materially as a result of changes in these assumptions and judgments.

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

As a result of our updated charge-off and loss analyses, we modified certain allowance coverage percentages during the first and second quarters of 2009 to reflect our current estimates of the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances.  Based on our evaluation of the continued deterioration of the housing and real estate markets and overall economy, in particular, the significant increase in unemployment during the first half of 2009, and the increase in and composition of our delinquencies, non-performing loans and net loan charge-offs, we determined that an allowance for loan losses of $160.3 million was required at June 30, 2009, compared to $119.0 million at December 31, 2008, resulting in a provision for loan losses of $100.0 million for the six months ended June 30, 2009.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at the reporting dates.

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

At June 30, 2009, our MSR, net, had an estimated fair value of $9.6 million and were valued based on expected future cash flows considering a weighted average discount rate of 11.40%, a weighted average constant prepayment rate on mortgages of 14.90% and a weighted average life of 4.9 years.  At December 31, 2008, our MSR, net, had an estimated fair value of $8.2 million and were valued based on expected future cash flows considering a weighted average discount rate of 12.99%, a weighted average constant prepayment rate on mortgages of 17.26% and a weighted average life of 4.3 years.

The fair value of MSR is highly sensitive to changes in assumptions.  Changes in prepayment speed assumptions generally have the most significant impact on the fair value of our MSR.  Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR.  As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR.  Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.  Assuming an increase in interest rates of 100 basis points at June 30, 2009, the estimated fair value of our MSR would have been $2.4 million greater.  Assuming a decrease in interest rates of 100 basis points at June 30, 2009, the estimated fair value of our MSR would have been $3.3 million lower.

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

At June 30, 2009, the carrying amount of our goodwill totaled $185.2 million.  On September 30, 2008, we performed our annual goodwill impairment test and determined the estimated fair value of our reporting unit to be in excess of its carrying amount.  Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  Accordingly, we also evaluated goodwill for impairment as of June 30, 2009, March 31, 2009 and December 31, 2008 due to the decline in our market capitalization.  Based on these evaluations, there was no indication of goodwill impairment.  Our market capitalization continues to be less than our total stockholders’ equity at July 31, 2009.  We considered this and other factors in our goodwill impairment analyses.  No assurance can be given that we will not record an impairment loss on goodwill in a subsequent period.  However, our tangible capital ratio (stockholders’ equity less goodwill divided by total assets less goodwill) and Astoria Federal’s regulatory capital ratios would not be affected by this potential non-cash expense since goodwill is not included in these calculations.  The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.

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

Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer.  GSE issuance mortgage-backed securities comprised 89% of our securities portfolio at June 30, 2009.  Non-GSE issuance mortgage-backed securities at June 30, 2009 comprised 4% of our securities portfolio and had an amortized cost of $147.4 million, 21% of which are classified as available-for-sale and 79% of which are classified as held-to-maturity.

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

The fair value of our investment portfolio is primarily impacted by changes in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of OTTI considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income.  At June 30, 2009, we had 60 securities with an estimated fair value totaling $567.0 million which had an unrealized loss totaling $9.5 million.  Of the securities in an unrealized loss position at June 30, 2009, $125.7 million, with an unrealized loss of $6.1 million, have been in a continuous unrealized loss position for more than twelve months.  At June 30, 2009, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the estimated remaining life and high credit quality of the investments and the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

During the six months ended June 30, 2009, we recorded a $5.3 million OTTI charge to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities.  For additional information regarding securities impairment and the OTTI charge, see Note 2 of “Notes to Consolidated Financial Statements” in Item 1, “Financial Statements (Unaudited).”  There were no OTTI charges during the six months ended June 30, 2008.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities.  The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity.  Principal payments on loans and securities totaled $2.49 billion for the six months ended June 30, 2009 and $2.74 billion for the six months ended June 30, 2008.  The net decrease in loan and securities repayments for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, was primarily the result of a decrease in loan repayments, primarily due to significantly elevated levels of residential mortgage loan prepayments from refinance activity during the first quarter of 2008 due to a decline in mortgage loan interest rates during that time, partially offset by an increase in securities repayments during the first half of 2009.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings.  Net cash provided by operating activities totaled $87.3 million for the six months ended June 30, 2009 and $164.5 million for the six months ended June 30, 2008.  Deposits increased $130.3 million during the six months ended June 30, 2009 and $39.6 million during the six months ended June 30, 2008.  The net increase in deposits for the six months ended June 30, 2009 was due to increases in savings accounts, NOW and demand deposit accounts and money market accounts, partially offset by decreases in Liquid CDs and certificates of deposit, and reflects the decrease in competition for core community deposits, from that which we experienced during 2008, as credit markets have eased somewhat and larger institutions have utilized these alternative funding sources.  The net increase in deposits for the six months ended June 30, 2008 was primarily due to increases in certificates of deposit and NOW and demand deposit accounts, substantially offset by decreases in Liquid CDs, money market accounts and savings accounts.  During 2008, we continued to experience intense competition for deposits, however, we maintained our deposit pricing discipline.

Net borrowings decreased $1.08 billion during the six months ended June 30, 2009 and decreased $246.7 million during the six months ended June 30, 2008.  The decreases in net borrowings during the six months ended June 30, 2009 and 2008 were primarily the result of cash flows from mortgage loan and securities repayments and deposit growth exceeding mortgage loan originations and purchases and securities purchases which enabled us to repay a portion of matured borrowings.

Our primary use of funds is for the origination and purchase of mortgage loans.  Gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2009 totaled $1.06 billion, of which $932.4 million were originations and $128.8 million were purchases.  This compares to gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2008 totaling $2.30 billion, of which $2.07 billion were originations and $231.3 million were purchases.  The decrease in mortgage loan originations and purchases was primarily due to a decrease in one-to-four family mortgage loan originations and purchases, coupled with a decrease in multi-family and commercial real estate loan originations.  One-to-four family mortgage loan origination and purchase volume has been negatively affected by the expanded conforming loan limits resulting in more borrowers opting for thirty-year fixed rate mortgages which we do not retain for portfolio, coupled with continued fallout from our mortgage loan application pipeline due to, among other things, the fact that potential borrowers are not qualifying under our strict underwriting guidelines, particularly with respect to requirements related to maximum loan-to-value ratios.  We originated loans held-for-sale totaling $248.0 million during the six months ended June 30, 2009 and $75.5 million during the six months ended June 30, 2008.  The increase in originations of loans held-for-sale reflects the impact of the expanded conforming loan limits and rapid decline in interest rates for these fixed rate products.  The decrease in multi-family and commercial real estate loan originations reflects that we are currently only offering to originate such loans to select existing customers in New York.  During the 2009 second quarter, we purchased securities to utilize a portion of the cash flows from mortgage loan and securities repayments and deposit growth in excess of mortgage loan originations and purchases.  Purchases of securities totaled $300.8 million during the six months ended June 30, 2009 and $273.2 million during the six months ended June 30, 2008.

We maintain liquidity levels to meet our operational needs in the normal course of our business.  The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities.  Cash and due from banks and repurchase agreements, our most liquid assets, increased $335.8 million to $436.1 million at June 30, 2009, from $100.3 million at December 31, 2008, primarily due to cash flows from repayment activity which were not redeployed by the end of the 2009 second quarter, which we expect to deploy into higher yielding assets during the second half of 2009.  At June 30, 2009, we had $600.0 million in borrowings with a weighted average rate of 4.48% maturing over the next twelve months.  We have the flexibility to either repay or rollover these borrowings as they mature.  In addition, we had $7.51 billion in certificates of deposit and Liquid CDs at June 30, 2009 with a weighted average rate of 2.83% maturing over the next twelve months.  We expect to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates at June 30, 2009.

				Certificates of Deposit
	Borrowings			and Liquid CDs
			Weighted			Weighted
			Average			Average
(Dollars in Millions)	Amount		Rate	Amount		Rate
Contractual Maturity:
Twelve months or less	$600		4.48%	$7,514	(1)	2.83%
Thirteen to thirty-six months	2,560	(2)	3.72	1,749		3.97
Thirty-seven to sixty months	650	(3)	4.74	505		3.85
Over sixty months	2,079	(4)	4.67	20		4.31
Total	$5,889		4.25%	$9,788		3.09%

(1)	Includes $904.3 million of Liquid CDs with a weighted average rate of 0.95% and $6.61 billion of certificates of deposit with a weighted average rate of 3.09%.
(2)	Includes $875.0 million of borrowings, with a weighted average rate of 4.41%, which are callable by the counterparty within the next twelve months and at various times thereafter.
(3)	Includes $400.0 million of borrowings, with a weighted average rate of 4.11%, which are callable by the counterparty within the next twelve months and at various times thereafter.
(4)	Includes $1.95 billion of borrowings, with a weighted average rate of 4.34%, which are callable by the counterparty within the next twelve months and at various times thereafter.

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

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of interest on its debt obligations and repurchases of common stock, although as of June 30, 2009 we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.  Astoria Financial Corporation paid interest on its debt obligations totaling $13.3 million during the six months ended June 30, 2009.  Our payment of dividends totaled $23.9 million during the six months ended June 30, 2009.  Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal.  Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation.  During the six months ended June 30, 2009, Astoria Federal paid dividends to Astoria Financial Corporation totaling $42.7 million.

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

On June 1, 2009, we paid a quarterly cash dividend of $0.13 per share on shares of our common stock outstanding as of the close of business on May 15, 2009 totaling $11.9 million. On July 22, 2009, we declared a quarterly cash dividend of $0.13 per share on shares of our common stock payable on September 1, 2009 to stockholders of record as of the close of business on August 17, 2009.

Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock outstanding, in open-market or privately negotiated transactions.  During the six months ended June 30, 2009, there were no repurchases of our common stock.  At June 30, 2009, a maximum of 8,107,300 shares may yet be purchased under this plan.

See “Financial Condition” for a further discussion of the changes in stockholders’ equity.

At June 30, 2009, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.62%, leverage capital ratio of 6.62% and total risk-based capital ratio of 12.73%.  The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%.  Astoria Federal’s Tier 1 risk-based capital ratio was 11.46% at June 30, 2009.  As of June 30, 2009, Astoria Federal continues to be a well capitalized institution for all bank regulatory purposes.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments.  Commitments to sell loans totaled $117.8 million at June 30, 2009.  The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.  We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2008.

The following table details our contractual obligations at June 30, 2009.

	Payments due by period
		Less than	One to	Three to	More than
(In Thousands)	Total	One Year	Three Years	Five Years	Five Years
Contractual Obligations:
Borrowings with original terms greater than three months	$5,888,866	$600,000	$2,560,000	$650,000	$2,078,866
Commitments to originate and purchase loans (1)	664,477	664,477	-	-	-
Commitments to fund unused lines of credit (2)	327,517	327,517	-	-	-
Total	$6,880,860	$1,591,994	$2,560,000	$650,000	$2,078,866

(1)  Commitments to originate and purchase loans include commitments to originate loans held-for-sale of $71.6 million.
(2)  Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions as well as contingent liabilities related to assets sold with recourse and standby letters of credit.  These liabilities and contingent liabilities as of June 30, 2009 have not changed significantly from December 31, 2008.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “MD&A,” in our 2008 Annual Report on Form 10-K.

Comparison of Financial Condition as of June 30, 2009 and December 31, 2008 and Operating Results for the Three and Six Months Ended June 30, 2009 and 2008

Financial Condition

Total assets decreased $880.8 million to $21.10 billion at June 30, 2009, from $21.98 billion at December 31, 2008.  The decrease in total assets primarily reflects decreases in loans receivable and securities, partially offset by an increase in cash and due from banks.

Loans receivable, net, decreased $780.8 million to $15.81 billion at June 30, 2009, from $16.59 billion at December 31, 2008.  This decrease was a result of the levels of repayments outpacing our mortgage loan origination and purchase volume during the six months ended June 30, 2009, coupled with an increase of $41.3 million in the allowance for loan losses to $160.3 million at June 30, 2009, from $119.0 million at December 31, 2008.  For additional information on the allowance for loan losses, see “Provision for Loan Losses” and “Asset Quality.”

Mortgage loans, net, decreased $733.8 million to $15.64 billion at June 30, 2009, from $16.37 billion at December 31, 2008.  This decrease was primarily due to decreases in our one-to-four family, multi-family and commercial real estate mortgage loan portfolios.  Mortgage loan repayments decreased to $1.66 billion for the six months ended June 30, 2009, from $2.22 billion for the six months ended June 30, 2008, primarily due to significantly elevated levels of residential mortgage loan prepayments from refinance activity during the first quarter of 2008 due to a decline in mortgage loan interest rates during that time.  Gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2009 totaled $1.06 billion, of which $932.4 million were originations and $128.8 million were purchases. This compares to gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2008 totaling $2.30 billion, of which $2.07 billion were originations and $231.3 million were purchases.  In addition, we originated loans held-for-sale totaling $248.0 million during the six months ended June 30, 2009 and $75.5 million during the six months ended June 30, 2008.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans.  Our one-to-four family mortgage loans decreased $454.5 million to $11.90 billion at June 30, 2009, from $12.35 billion at December 31, 2008, and represented 75.0% of our total loan portfolio at June 30, 2009.  The decrease was primarily the result of the levels of repayments which outpaced our originations and purchases during the six months ended June 30, 2009.  One-to-four family mortgage loan originations and purchases for portfolio totaled $1.05 billion for the six months ended June 30, 2009 and $2.10 billion for the six months ended June 30, 2008.  One-to-four family mortgage loan origination and purchase volume has been negatively affected by the expanded conforming loan limits resulting in more borrowers opting for thirty-year fixed rate mortgages which we do not retain for portfolio, coupled with continued fallout from our mortgage loan application pipeline due to, among other things, the fact that potential borrowers are not qualifying under our strict underwriting guidelines, particularly with respect to requirements related to maximum loan-to-value ratios. During the six months ended June 30, 2009, the loan-to-value ratio of our one-to-four family mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 56% and the loan amount averaged approximately $720,000.

Our multi-family mortgage loan portfolio decreased $213.6 million to $2.70 billion at June 30, 2009, from $2.91 billion at December 31, 2008.  Our commercial real estate loan portfolio decreased $52.6 million to $888.5 million at June 30, 2009, from $941.1 million at December 31, 2008.  Multi-family and commercial real estate loan originations totaled $10.2 million for the six months ended June 30, 2009 and $193.8 million for the six months ended June 30, 2008.  We are currently only offering to originate such loans to select existing customers in New York.

Securities decreased $525.4 million to $3.51 billion at June 30, 2009, from $4.04 billion at December 31, 2008.  This decrease was primarily the result of principal payments received of $761.7 million, sales of $89.3 million and the $5.3 million OTTI charge previously discussed, partially offset by purchases of $300.8 million and a net increase of $28.3 million in the fair value of our securities available-for-sale.  For additional information regarding our securities portfolio and the OTTI charge, see Note 2 of “Notes to Consolidated Financial Statements,” in Item 1, “Financial Statements (Unaudited).” At June 30, 2009, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities.  The amortized cost of our fixed rate REMICs and CMOs totaled $3.20 billion at June 30, 2009 and had a weighted average current coupon of 4.28%, a weighted average collateral coupon of 5.67% and a weighted average life of 1.9 years.

Cash and due from banks increased $330.1 million to $406.3 million at June 30, 2009, from $76.2 million at December 31, 2008. This increase reflects the cash flows from mortgage loan and securities repayments and deposit growth in excess of mortgage loan originations and purchases and securities purchases which were not redeployed by the end of the 2009 second quarter.

Deposits increased $130.3 million to $13.61 billion at June 30, 2009, from $13.48 billion at December 31, 2008, due to increases in savings accounts, money market accounts and NOW and demand deposit accounts, partially offset by decreases in Liquid CDs and certificates of deposit.  The increase in deposits reflects the diminished intense competition for core community deposits from that which we experienced during 2008. Savings accounts increased $110.1 million since December 31, 2008 to $1.94 billion at June 30, 2009.  NOW and demand deposit accounts increased $91.5 million since December 31, 2008 to $1.56 billion at June 30, 2009.  Money market accounts increased $31.9 million since December 31, 2008 to $321.0 million at June 30,

2009.  Liquid CDs decreased $77.5 million since December 31, 2008 to $904.3 million at June 30, 2009.  Certificates of deposit decreased $25.8 million since December 31, 2008 to $8.88 billion at June 30, 2009.  During the 2009 second quarter, we reduced our focus on certificates of deposit to slow deposit growth to offset the impact of accelerated prepayment activity in our loan and securities portfolios.

Total borrowings, net, decreased $1.08 billion to $5.89 billion at June 30, 2009, from $6.97 billion at December 31, 2008.  The decrease in total borrowings was primarily the result of cash flows from mortgage loan and securities repayments and deposit growth exceeding mortgage loan originations and purchases and securities purchases which enabled us to repay a portion of our matured borrowings.  For additional information, see “Liquidity and Capital Resources.”

Stockholders’ equity increased $15.9 million to $1.20 billion at June 30, 2009, from $1.18 billion at December 31, 2008.  The increase in stockholders’ equity was due to a decrease in accumulated other comprehensive loss of $20.7 million, primarily due to a net unrealized gain on securities available-for-sale, net income of $11.5 million and stock-based compensation and the allocation of shares held by the employee stock ownership plan, or ESOP, of $8.1 million.  These increases were partially offset by dividends declared of $23.9 million.

Results of Operations

General

Net income for the three months ended June 30, 2009 decreased $30.8 million to $2.7 million, from $33.5 million for the three months ended June 30, 2008.  Diluted earnings per common share decreased to $0.03 per share for the three months ended June 30, 2009, from $0.37 per share for the three months ended June 30, 2008.  Return on average assets decreased to 0.05% for the three months ended June 30, 2009, from 0.62% for the three months ended June 30, 2008.  Return on average stockholders’ equity decreased to 0.90% for the three months ended June 30, 2009, from 10.96% for the three months ended June 30, 2008.  Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, decreased to 1.06% for the three months ended June 30, 2009, from 12.92% for the three months ended June 30, 2008.

Net income for the six months ended June 30, 2009 decreased $50.9 million to $11.5 million, from $62.4 million for the six months ended June 30, 2008.  Diluted earnings per common share decreased to $0.12 per share for the six months ended June 30, 2009,  from $0.68 per share for the six months ended June 30, 2008.  Return on average assets decreased to 0.11% for the six months ended June 30, 2009, from 0.58% for the six months ended June 30, 2008.  Return on average stockholders’ equity decreased to 1.92% for the six months ended June 30, 2009, from 10.22% for the six months ended June 30, 2008.  Return on average tangible stockholders’ equity decreased to 2.28% for the six months ended June 30, 2009, from 12.05% for the six months ended June 30, 2008.  The decreases in the returns on average assets, average stockholders’ equity and average tangible stockholders’ equity for the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008, were primarily due to the decreases in net income.

Our results of operations for the three and six months ended June 30, 2009 include a $9.9 million, before-tax ($6.4 million, after-tax), FDIC special assessment and a $1.6 million, before-tax ($1.0 million, after-tax) lower of cost or market write-down of premises and equipment held-for-sale.  Our results of operations for the six months ended June 30, 2009 also include a $5.3 million, before-tax ($3.4 million, after-tax), OTTI charge to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities.  For the three months ended June 30, 2009, these charges reduced diluted earnings per common share by $0.08 per share, return on average assets by 14 basis points, return on average stockholders’ equity by 248 basis points and return on average tangible stockholders’ equity by 293 basis points.  For the six months ended June 30, 2009, these charges reduced diluted earnings per common share by $0.12 per share, return on average assets by 10 basis points, return on average stockholders’ equity by 183 basis points and return on average tangible stockholders’ equity by 215 basis points.  For further discussion of the FDIC special assessment, see “Non-Interest Expense.”  For further discussion of the lower of cost or market write-down of premises and equipment held-for-sale, see Note 8 and Note 9 and for further discussion of the OTTI charge, see Note 2 of “Notes to Consolidated Financial Statements” in Item 1, “Financial Statements (Unaudited).”

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

For the three months ended June 30, 2009, net interest income increased $16.5 million to $109.1 million, from $92.6 million for the three months ended June 30, 2008, and increased $47.3 million to $220.7 million for the six months ended June 30, 2009, from $173.4 million for the six months ended June 30, 2008.  The net interest margin increased to 2.16% for the three and six months ended June 30, 2009, from 1.81% for the three months ended June 30, 2008 and 1.69% for the six months ended June 30, 2008.  The net interest rate spread increased to 2.07% for the three and six months ended June 30, 2009, from 1.70% for the three months ended June 30, 2008 and 1.58% for the six months ended June 30, 2008.  The average balance of net interest-earning assets increased slightly to $636.4 million for the three months ended June 30, 2009, from $634.2 million for the three months ended June 30, 2008, and increased $12.5 million to $630.2 million for the six months ended June 30, 2009, from $617.7 million for the six months ended June 30, 2008.

The increases in net interest income, the net interest margin and the net interest rate spread for the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008, were due to decreases in interest expense, partially offset by decreases in interest income.  The decreases in interest expense for the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008, were primarily due to decreases in the average costs of certificates of deposit, borrowings and Liquid CDs and decreases in the average balances of borrowings and Liquid CDs, partially offset by increases in the average balances of certificates of deposit.  The decreases in interest income for the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008, were primarily due to decreases in the average yields on interest-earning assets, due in part to increases in our non-performing loans, and decreases in the average balances of mortgage-backed and other securities and multi-family, commercial real estate and construction loans, partially offset by increases in the average balances of one-to-four family mortgage loans.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following tables set forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three and six months ended June 30, 2009 and 2008.  Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown.  Average balances are derived from average daily balances.  The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended June 30,
	2009				2008
				Average				Average
	Average			Yield/	Average			Yield/
(Dollars in Thousands)	Balance		Interest	Cost	Balance		Interest	Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$12,143,060		$154,547	5.09%	$11,558,547		$152,247	5.27%
Multi-family, commercial real estate and construction	3,745,255		55,978	5.98	3,941,587		58,686	5.96
Consumer and other loans (1)	337,085		2,657	3.15	345,242		4,177	4.84
Total loans	16,225,400		213,182	5.26	15,845,376		215,110	5.43
Mortgage-backed and
other securities (2)	3,389,962		37,223	4.39	4,234,398		46,708	4.41
Federal funds sold, repurchase
agreements and interest-
earning cash accounts	373,430		215	0.23	183,413		1,018	2.22
FHLB-NY stock	178,107		2,677	6.01	194,783		3,803	7.81
Total interest-earning assets	20,166,899		253,297	5.02	20,457,970		266,639	5.21
Goodwill	185,151				185,151
Other non-interest-earning assets	864,792				844,802
Total assets	$21,216,842				$21,487,923

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings	$1,927,125		1,945	0.40	$1,884,583		1,899	0.40
Money market	317,167		607	0.77	317,185		799	1.01
NOW and demand deposit	1,550,791		269	0.07	1,508,664		319	0.08
Liquid CDs	943,623		2,956	1.25	1,302,494		8,894	2.73
Total core deposits	4,738,706		5,777	0.49	5,012,926		11,911	0.95
Certificates of deposit	8,822,247		76,184	3.45	8,008,650		85,940	4.29
Total deposits	13,560,953		81,961	2.42	13,021,576		97,851	3.01
Borrowings	5,969,501		62,282	4.17	6,802,152		76,208	4.48
Total interest-bearing liabilities	19,530,454		144,243	2.95	19,823,728		174,059	3.51
Non-interest-bearing liabilities	485,819				443,235
Total liabilities	20,016,273				20,266,963
Stockholders' equity	1,200,569				1,220,960
Total liabilities and stockholders' equity	$21,216,842				$21,487,923

Net interest income/net interest rate spread (3)			$109,054	2.07%			$92,580	1.70%

Net interest-earning assets/net interest margin (4)	$636,445			2.16%	$634,242			1.81%

Ratio of interest-earning assets to interest-bearing liabilities	1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,
	2009				2008
				Average				Average
	Average			Yield/	Average			Yield/
(Dollars in Thousands)	Balance		Interest	Cost	Balance		Interest	Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$12,257,408		$317,487	5.18%	$11,590,151		$305,845	5.28%
Multi-family, commercial
real estate and construction	3,803,712		112,592	5.92	3,973,630		119,001	5.99
Consumer and other loans (1)	338,727		5,335	3.15	350,650		9,609	5.48
Total loans	16,399,847		435,414	5.31	15,914,431		434,455	5.46
Mortgage-backed and
other securities (2)	3,635,847		80,327	4.42	4,265,655		94,601	4.44
Federal funds sold, repurchase
agreements and interest-
earning cash accounts	233,408		231	0.20	138,790		1,654	2.38
FHLB-NY stock	185,954		4,363	4.69	195,449		8,025	8.21
Total interest-earning assets	20,455,056		520,335	5.09	20,514,325		538,735	5.25
Goodwill	185,151				185,151
Other non-interest-earning assets	827,412				813,624
Total assets	$21,467,619				$21,513,100

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings	$1,888,572		3,792	0.40	$1,879,370		3,787	0.40
Money market	306,082		1,286	0.84	320,568		1,603	1.00
NOW and demand deposit	1,510,098		547	0.07	1,477,578		631	0.09
Liquid CDs	961,573		7,933	1.65	1,363,500		23,387	3.43
Total core deposits	4,666,325		13,558	0.58	5,041,016		29,408	1.17
Certificates of deposit	8,910,252		159,163	3.57	7,950,661		178,646	4.49
Total deposits	13,576,577		172,721	2.54	12,991,677		208,054	3.20
Borrowings	6,248,305		126,883	4.06	6,904,989		157,315	4.56
Total interest-bearing liabilities	19,824,882		299,604	3.02	19,896,666		365,369	3.67
Non-interest-bearing liabilities	448,195				395,973
Total liabilities	20,273,077				20,292,639
Stockholders' equity	1,194,542				1,220,461
Total liabilities and stockholders' equity	$21,467,619				$21,513,100

Net interest income/net interest rate spread (3)			$220,731	2.07%			$173,366	1.58%

Net interest-earning assets/net interest margin (4)	$630,174			2.16%	$617,659			1.69%

Ratio of interest-earning assets to interest-bearing liabilities	1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Compared to			Compared to
	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Increase (Decrease)			Increase (Decrease)
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
One-to-four family	$7,582	$(5,282)	$2,300	$17,481	$(5,839)	$11,642
Multi-family, commercial
real estate and construction	(2,906)	198	(2,708)	(5,033)	(1,376)	(6,409)
Consumer and other loans	(97)	(1,423)	(1,520)	(317)	(3,957)	(4,274)
Mortgage-backed and other securities	(9,274)	(211)	(9,485)	(13,851)	(423)	(14,274)
Federal funds sold, repurchase
agreements and interest-
earning cash accounts	548	(1,351)	(803)	684	(2,107)	(1,423)
FHLB-NY stock	(305)	(821)	(1,126)	(373)	(3,289)	(3,662)
Total	(4,452)	(8,890)	(13,342)	(1,409)	(16,991)	(18,400)
Interest-bearing liabilities:
Savings	46	-	46	5	-	5
Money market	-	(192)	(192)	(70)	(247)	(317)
NOW and demand deposit	5	(55)	(50)	20	(104)	(84)
Liquid CDs	(2,001)	(3,937)	(5,938)	(5,598)	(9,856)	(15,454)
Certificates of deposit	8,158	(17,914)	(9,756)	19,892	(39,375)	(19,483)
Borrowings	(8,897)	(5,029)	(13,926)	(14,135)	(16,297)	(30,432)
Total	(2,689)	(27,127)	(29,816)	114	(65,879)	(65,765)
Net change in net interest income	$(1,763)	$18,237	$16,474	$(1,523)	$48,888	$47,365

Interest Income

Interest income decreased $13.3 million to $253.3 million for the three months ended June 30, 2009, from $266.6 million for the three months ended June 30, 2008,  primarily due to a decrease in the average yield on interest-earning assets to 5.02% for the three months ended June 30, 2009, from 5.21% for the three months ended June 30, 2008, coupled with a decrease of $291.1 million in the average balance of interest-earning assets to $20.17 billion for the three months ended June 30, 2009, from $20.46 billion for the three months ended June 30, 2008.  The decrease in the average yield on interest-earning assets was the result of decreases in the average yields on substantially all asset categories.  The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balances of mortgage-backed and other securities and multi-family, commercial real estate and construction loans, partially offset by increases in the average balances of one-to-four family mortgage loans and federal funds sold, repurchase agreements and interest-earning cash accounts.

Interest income on one-to-four family mortgage loans increased $2.3 million to $154.5 million for the three months ended June 30, 2009, from $152.2 million for the three months ended June 30, 2008, primarily due to an increase of $584.5 million in the average balance of such loans, partially offset by a decrease in the average yield to 5.09% for the three months ended June 30, 2009, from 5.27% for the three months ended June 30, 2008.  The increase in the average balance of one-to-four family mortgage loans was the result of originations and purchases which outpaced the levels of repayments over the past year.  The decrease in the average yield was primarily due to new originations at lower interest rates than the rates on loans repaid over the past year, the impact of the downward repricing of our ARM loans and the increase in non-performing loans, partially offset by a decrease in loan premium amortization.  Net premium amortization on one-to-four family mortgage loans decreased $525,000 to $8.0 million for the three months ended June 30, 2009, from $8.6 million for the three months ended June 30, 2008.  This decrease reflects the decrease in mortgage loan prepayments for the three months ended June 30, 2009, compared to the three months ended June 30, 2008.

Interest income on multi-family, commercial real estate and construction loans decreased $2.7 million to $56.0 million for the three months ended June 30, 2009, from $58.7 million for the three months ended June 30, 2008, primarily due to a decrease of $196.3 million in the average balance of such loans.  The decrease in the average balance of multi-family, commercial real estate and construction loans reflects the levels of repayments which outpaced the levels of originations over the past year.  Our originations of multi-family, commercial real estate and construction loans have declined over the past several years due primarily to the competitive market pricing and our decision to not aggressively pursue such loans.  The average yield on multi-family, commercial real estate and construction loans was 5.98% for the three months ended June 30, 2009 and 5.96% for the three months ended June 30, 2008.  Prepayment penalties decreased $308,000 to $1.1 million for the three months ended June 30, 2009, from $1.4 million for the three months ended June 30, 2008.

Interest income on consumer and other loans decreased $1.5 million to $2.7 million for the three months ended June 30, 2009, from $4.2 million for the three months ended June 30, 2008, primarily due to a decrease in the average yield to 3.15% for the three months ended June 30, 2009, from 4.84% for the three months ended June 30, 2008, coupled with a decrease of $8.2 million in the average balance of the portfolio.  The decrease in the average yield on consumer and other loans was primarily the result of a decrease in the average yield on our home equity lines of credit which are adjustable rate loans which generally reset monthly and are indexed to the prime rate which decreased 400 basis points during 2008.  Home equity lines of credit represented 91.8% of this portfolio at June 30, 2009.  The decrease in the average balance of consumer and other loans was primarily the result of our decision to not aggressively pursue the origination of home equity lines of credit in the current economic environment, coupled with the impact of our stringent underwriting standards.

Interest income on mortgage-backed and other securities decreased $9.5 million to $37.2 million for the three months ended June 30, 2009, from $46.7 million for the three months ended June 30, 2008.  This decrease was primarily due to a decrease of $844.4 million in the average balance of the portfolio, resulting from repayments exceeding securities purchased over the past year.  The average yield on mortgage-backed and other securities decreased slightly to 4.39% for the three months ended June 30, 2009, from 4.41% for the three months ended June 30, 2008.

Interest income on federal funds sold, repurchase agreements and interest-earning cash accounts decreased $803,000 to $215,000 for the three months ended June 30, 2009, from $1.0 million for the three months ended June 30, 2008, primarily due to a decrease in the average yield to 0.23%

for the three months ended June 30, 2009, from 2.22% for the three months ended June 30, 2008, partially offset by an increase of $190.0 million in the average balance.  The decrease in the average yield reflects the decline in short-term interest rates during 2008.  The increase in the average balance is a result of excess cash flow from loan and securities repayments.

Dividend income on FHLB-NY stock decreased $1.1 million to $2.7 million for the three months ended June 30, 2009, from $3.8 million for the three months ended June 30, 2008, primarily due to a decrease in the average yield to 6.01% for the three months ended June 30, 2009, from 7.81% for the three months ended June 30, 2008.  The decrease in the average yield on FHLB-NY stock was the result of a decrease in the dividend rate paid by the FHLB-NY during the three months ended June 30, 2009, compared to the three months ended June 30, 2008.

Interest income decreased $18.4 million to $520.3 million for the six months ended June 30, 2009, from $538.7 million for the six months ended June 30, 2008, primarily due to a decrease in the average yield on interest-earning assets to 5.09% for the six months ended June 30, 2009, from 5.25% for the six months ended June 30, 2008, coupled with a decrease of $59.3 million in the average balance of interest-earning assets to $20.46 billion for the six months ended June 30, 2009, from $20.51 billion for the six months ended June 30, 2008.

Interest income on one-to-four family mortgage loans increased $11.7 million to $317.5 million for the six months ended June 30, 2009, from $305.8 million for the six months ended June 30, 2008, primarily due to an increase of $667.3 million in the average balance of such loans, partially offset by a decrease in the average yield to 5.18% for the six months ended June 30, 2009, from 5.28% for the six months ended June 30, 2008.  Net premium amortization on one-to-four family mortgage loans decreased $4.9 million to $13.3 million for the six months ended June 30, 2009, from $18.2 million for the six months ended June 30, 2008.

Interest income on multi-family, commercial real estate and construction loans decreased $6.4 million to $112.6 million for the six months ended June 30, 2009, from $119.0 million for the six months ended June 30, 2008, primarily due to a decrease of $169.9 million in the average balance of such loans, coupled with a decrease in the average yield to 5.92% for the six months ended June 30, 2009, from 5.99% for the six months ended June 30, 2008.  The decrease in the average yield on multi-family, commercial real estate and construction loans reflects the increase in non-performing loans, coupled with a decrease in prepayment penalties.  Prepayment penalties decreased $1.4 million to $1.6 million for the six months ended June 30, 2009, from $3.0 million for the six months ended June 30, 2008.

Interest income on consumer and other loans decreased $4.3 million to $5.3 million for the six months ended June 30, 2009, from $9.6 million for the six months ended June 30, 2008, primarily due to a decrease in the average yield to 3.15% for the six months ended June 30, 2009, from 5.48% for the six months ended June 30, 2008, coupled with a decrease of $11.9 million in the average balance of the portfolio.

Interest income on mortgage-backed and other securities decreased $14.3 million to $80.3 million for the six months ended June 30, 2009, from $94.6 million for the six months ended June 30, 2008.  This decrease was primarily the result of a decrease of $629.8 million in the average balance of the portfolio.  The average yield on mortgage-backed and other securities decreased slightly to 4.42% for the six months ended June 30, 2009, from 4.44% for the six months ended June 30, 2008.

Interest income on federal funds sold, repurchase agreements and interest-earning cash accounts decreased $1.4 million to $231,000 for the six months ended June 30, 2009, from $1.7 million for the six months ended June 30, 2008, primarily due to a decrease in the average yield to 0.20% for the six months ended June 30, 2009, from 2.38% for the six months ended June 30, 2008, partially offset by an increase of $94.6 million in the average balance.

Dividend income on FHLB-NY stock decreased $3.6 million to $4.4 million for the six months ended June 30, 2009, from $8.0 million for the six months ended June 30, 2008, primarily due to a decrease in the average yield to 4.69% for the six months ended June 30, 2009, from 8.21% for the six months ended June 30, 2008.

Except as otherwise noted, the principal reasons for the changes in the average yields and average balances of the various assets noted above for the six months ended June 30, 2009 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2009.

Interest Expense

Interest expense decreased $29.9 million to $144.2 million for the three months ended June 30, 2009, from $174.1 million for the three months ended June 30, 2008, primarily due to a decrease in the average cost of interest-bearing liabilities to 2.95% for the three months ended June 30, 2009, from 3.51% for the three months ended June 30, 2008, coupled with a $293.3 million decrease in the average balance of interest-bearing liabilities to $19.53 billion for the three months ended June 30, 2009, from $19.82 billion for the three months ended June 30, 2008.  The decrease in the average cost of interest-bearing liabilities was primarily due to decreases in the average costs of certificates of deposit, borrowings and Liquid CDs.  The decrease in the average balance of interest-bearing liabilities was due to the decreases in the average balances of borrowings and Liquid CDs, partially offset by an increase in the average balance of certificates of deposit.

Interest expense on deposits decreased $15.9 million to $82.0 million for the three months ended June 30, 2009, from $97.9 million for the three months ended June 30, 2008, primarily due to a decrease in the average cost to 2.42% for the three months ended June 30, 2009, from 3.01% for the three months ended June 30, 2008, partially offset by an increase of $539.4 million in the average balance of total deposits to $13.56 billion for the three months ended June 30, 2009, from $13.02 billion for the three months ended June 30, 2008.  The decrease in the average cost of total deposits was primarily due to the impact of the decline in short-term interest rates during 2008 on our Liquid CDs and certificates of deposit which matured and were replaced at lower interest rates.  The increase in the average balance of total deposits was primarily due to an increase in the average balance of certificates of deposit, partially offset by a decrease in the average balance of Liquid CDs.

Interest expense on certificates of deposit decreased $9.7 million to $76.2 million for the three months ended June 30, 2009, from $85.9 million for the three months ended June 30, 2008, primarily due to a decrease in the average cost to 3.45% for the three months ended June 30, 2009, from 4.29% for the three months ended June 30, 2008, partially offset by an increase of $813.6 million in the average balance.  The decrease in the average cost of certificates of deposit reflects the impact of the decrease in interest rates during 2008 as certificates of deposit at higher rates matured and were replaced at lower interest rates.  The increase in the average balance of certificates of deposit was primarily a result of the success of our marketing efforts and competitive pricing strategies, particularly during the 2008 fourth quarter and 2009 first quarter.

During the three months ended June 30, 2009, $1.92 billion of certificates of deposit, with a weighted average rate of 3.46% and a weighted average maturity at inception of twelve months, matured and $1.80 billion of certificates of deposit were issued or repriced, with a weighted average rate of 1.86% and a weighted average maturity at inception of fourteen months.

Interest expense on Liquid CDs decreased $5.9 million to $3.0 million for the three months ended June 30, 2009, from $8.9 million for the three months ended June 30, 2008, primarily due to a decrease in the average cost to 1.25% for the three months ended June 30, 2009, from 2.73% for the three months ended June 30, 2008, coupled with a decrease of $358.9 million in the average balance.  The decrease in the average cost of Liquid CDs reflects the decline in short-term interest rates during 2008.  The decrease in the average balance of Liquid CDs was primarily a result of our decision to maintain our pricing discipline as short-term interest rates declined.

Interest expense on borrowings decreased $13.9 million to $62.3 million for the three months ended June 30, 2009, from $76.2 million for the three months ended June 30, 2008, primarily due to a decrease of $832.7 million in the average balance, coupled with a decrease in the average cost to 4.17% for the three months ended June 30, 2009, from 4.48% for the three months ended June 30, 2008.  The decrease in the average balance of borrowings is the result of cash flows from mortgage loan and securities repayments and deposit growth exceeding mortgage loan originations and purchases and securities purchases which enabled us to repay a portion of our matured borrowings.  The decrease in the average cost of borrowings reflects the impact of the decline in interest rates on our variable rate borrowings, coupled with the downward repricing of borrowings which matured and were refinanced over the past year.

Interest expense decreased $65.8 million to $299.6 million for the six months ended June 30, 2009, from $365.4 million for the six months ended June 30, 2008,  primarily due to a decrease in the average cost of interest-bearing liabilities to 3.02% for the six months ended June 30, 2009, from 3.67% for the six months ended June 30, 2008.  The average balance of interest-bearing liabilities decreased slightly to $19.82 billion for the six months ended June 30, 2009, from $19.90 billion for the six months ended June 30, 2008.

Interest expense on deposits decreased $35.4 million to $172.7 million for the six months ended June 30, 2009, from $208.1 million for the six months ended June 30, 2008, primarily due to a decrease in the average cost to 2.54% for the six months ended June 30, 2009, from 3.20% for the six months ended June 30, 2008, partially offset by an increase of $584.9 million in the average balance of total deposits to $13.58 billion for the six months ended June 30, 2009, from $12.99 billion for the six months ended June 30, 2008.

Interest expense on certificates of deposit decreased $19.4 million to $159.2 million for the six months ended June 30, 2009, from $178.6 million for the six months ended June 30, 2008, primarily due to a decrease in the average cost to 3.57% for the six months ended June 30, 2009, from 4.49% for the six months ended June 30, 2008, partially offset by an increase of $959.6 million in the average balance.  During the six months ended June 30, 2009, $4.25 billion of certificates of deposit, with a weighted average rate of 3.37% and a weighted average maturity at inception of twelve months, matured and $4.06 billion of certificates of deposit were issued or repriced, with a weighted average rate of 2.19% and a weighted average maturity at inception of twelve months.

Interest expense on Liquid CDs decreased $15.5 million to $7.9 million for the six months ended June 30, 2009, from $23.4 million for the six months ended June 30, 2008, primarily due to a decrease in the average cost to 1.65% for the six months ended June 30, 2009, from 3.43% for the six months ended June 30, 2008, coupled with a decrease of $401.9 million in the average balance.

Interest expense on borrowings decreased $30.4 million to $126.9 million for the six months ended June 30, 2009, from $157.3 million for the six months ended June 30, 2008, primarily due to a decrease in the average cost to 4.06% for the six months ended June 30, 2009, from 4.56% for the six months ended June 30, 2008, coupled with a decrease of $656.7 million in the average balance.

The principal reasons for the changes in the average costs and average balances of the various liabilities noted above for the six months ended June 30, 2009 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2009.

Provision for Loan Losses

We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  The continued deterioration of the housing and real estate markets and overall economy contributed to an increase in our delinquencies, non-performing loans and net loan charge-offs during the six months ended June 30, 2009.  Net charge-offs were also impacted by the sale and reclassification to held-for-sale of certain delinquent and non-performing loans.  As a geographically diversified residential lender, we have been affected by negative consequences arising from the ongoing economic recession and, in particular, a sharp downturn in the housing industry nationally, as well as economic and housing industry weaknesses in the New York metropolitan area.  We are particularly vulnerable to a job loss recession.  Based on our evaluation of the issues regarding the continued deterioration of the housing and real estate markets and overall economy, coupled with the increase in and composition of our delinquencies, non-performing loans and net loan charge-offs, we determined that an increase in the allowance for loan losses was warranted at June 30, 2009.

The allowance for loan losses was $160.3 million at June 30, 2009, and $119.0 million at December 31, 2008.  The provision for loan losses totaled $50.0 million for the three months ended June 30, 2009 and $100.0 million for the six months ended June 30, 2009.  The provision for loan losses totaled $7.0 million for the three months ended June 30, 2008 and $11.0 million for the six months ended June 30, 2008.  The increases in the provisions for loan losses for the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008, reflect the increases in the allowance for loan losses resulting from the continued deterioration in the housing and real estate markets and increasing weakness in the economy, in particular, the increase in the unemployment rate, which contributed to increases in our delinquencies, non-performing loans and charge-offs throughout 2008 and the first half of 2009.  Accordingly, we increased our allowance for loan losses each quarter in 2008 as well as for the 2009 first and second quarters.  The allowance for loan losses as a percentage of total loans increased to 1.00% at June 30, 2009, from 0.71% at December 31, 2008, primarily due to the increase in the allowance for loan losses.  The allowance for loan losses as a percentage of non-performing loans decreased to 44.52% at June 30, 2009, from 49.88% at December 31, 2008, primarily due to the increase in non-performing loans, partially offset by the increase in the allowance for loan losses.  The increases in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages we apply to our non-performing loans are higher than the allowance coverage percentages applied to our performing loans.

As previously discussed, we use ratio analyses as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses.  The adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio.  Our analysis of loss severity during the 2009 second quarter, defined as the ratio of the difference between the loan’s unpaid principal balance plus escrow advances and our net proceeds on final disposition of the asset (typically the sale of REO) to the loan’s unpaid principal balance plus escrow advances, on one-to-four family loans during the twelve months ended March 31, 2009, indicates a loss severity of approximately 26%.  This analysis reviewed 76 one-to-four family REO sales which occurred during the twelve months ended March 31, 2009 and included both full documentation loans and reduced documentation loans in a variety of states with varying years of origination.  An analysis of charge-offs on multi-family, commercial real estate and construction loans, primarily related to loan sales, during the twelve months ended March 31, 2009, indicates an average loss severity of approximately 38%.  We consider our average multi-family, commercial real estate and construction loan loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses.  However, the uniqueness of each multi-family, commercial real estate and construction loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses.  We also obtain updated estimates of collateral value on our non-performing multi-family, commercial real estate and construction loans in excess of $1.0 million.  We believe that using the loss experience of the past year (twelve months prior to the quarterly analysis) is reflective of the current economic and real estate downturn.  The ratio of the allowance for loan losses to non-performing loans was approximately 45% at June 30, 2009, which exceeds our average loss severity experience for our mortgage loan portfolios, indicating that our allowance for loan losses should be adequate to cover potential losses.  Additionally, as discussed later, consideration of our accounting for loans delinquent 180 days or more provides further insight when analyzing these ratios.  We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time.

Although the ratio of the allowance for loan losses to non-performing loans declined at June 30, 2009, compared to December 31, 2008, several other asset quality metrics continued to move directionally consistent with the increasing trend in our delinquencies reflecting our analyses and views of the increasing risk in the portfolio; namely, the increase in the total allowance for loan losses and the ratio of the allowance for loan losses to total loans.  Additionally, when analyzing our asset quality trends, consideration must be given to our accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio.  Included in our non-performing loans are one-to-four family mortgage loans which are 180 days or more past due.  Our primary federal banking regulator, the OTS, requires us to update our collateral values on one-to-four family mortgage loans which are 180 days past due.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its fair value less estimated selling costs.  Therefore certain losses inherent in our non-performing one-to-four family mortgage loans are being recognized at 180 days of delinquency and accordingly are charged off.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  In effect, these loans have been written down to their fair value less estimated selling costs and the inherent loss has been recognized.  Therefore, when reviewing the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-

offs should be considered.  At June 30, 2009, non-performing loans included one-to-four family mortgage loans which were 180 days or more past due totaling $166.5 million, net of the charge-offs related to such loans, which had a related allowance for loan losses totaling $7.9 million.  Excluding one-to-four family mortgage loans which were 180 days or more past due at June 30, 2009 and their related allowance, our ratio of the allowance for loan losses to non-performing loans would be approximately 79%, which is more than double our average loss severity experience for our mortgage loan portfolios.  This compares to our reported ratio of the allowance for loan losses to non-performing loans at June 30, 2009 of approximately 45%.

We review our allowance for loan losses on a quarterly basis.  Material factors considered during our quarterly review are our loss experience, the composition and direction of loan delinquencies and the impact of current economic conditions.  Net loan charge-offs totaled $38.9 million, or ninety-six basis points of average loans outstanding, annualized, for the three months ended June 30, 2009 and $58.8 million, or seventy-two basis points of average loans outstanding, annualized, for the six months ended June 30, 2009.  This compares to net loan charge-offs of $5.2 million, or thirteen basis points of average loans outstanding, annualized, for the three months ended June 30, 2008 and $8.1 million, or ten basis points of average loans outstanding, annualized, for the six months ended June 30, 2008.  For the three months ended June 30, 2009, one-to-four family mortgage loan net charge-offs increased $16.9 million to $20.6 million and multi-family, commercial real estate and construction loan net charge-offs increased $16.4 million to $17.7 million, compared to the three months ended June 30, 2008.  For the six months ended June 30, 2009, one-to-four family mortgage loan net charge-offs increased $26.9 million to $31.8 million and multi-family, commercial real estate and construction loan net charge-offs increased $23.1 million to $26.0 million, compared to the six months ended June 30, 2008.  The increase in one-to-four family charge-offs for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, was primarily attributable to a $17.5 million increase in charge-offs on loans 180 days or more past due.  The increase in multi-family, commercial real estate and construction loan charge-offs for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, was attributable to $11.9 million in charge-offs related to loans sold during the first half of 2009 and $10.9 million in charge-offs related to loans transferred to held-for-sale during the 2009 second quarter.  Our non-performing loans, which are comprised primarily of mortgage loans, increased $121.4 million to $360.0 million, or 2.25% of total loans, at June 30, 2009, from $238.6 million, or 1.43% of total loans, at December 31, 2008.  This increase was primarily due to increases of $110.4 million in non-performing one-to-four family mortgage loans and $9.3 million in non-performing multi-family, commercial real estate and construction loans.  We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  If the sale and reclassification to held-for-sale of certain non-performing multi-family, commercial real estate and construction loans during the first half of 2009 had not occurred, the increase in non-performing multi-family, commercial real estate and construction loans would have been $65.2 million greater, which amount is gross of the $22.8 million in charge-offs taken on such loans.

We continue to adhere to prudent underwriting standards.  We underwrite our one-to-four family mortgage loans primarily based upon our evaluation of the borrower’s ability to pay.  We obtain updated estimates of collateral value for loans when classified or requested by our Asset Classification Committee, or, in the case of one-to-four family mortgage loans, when such loans are 180 days delinquent.  We monitor property value trends in our market areas to determine what impact, if any, such trends may have on our loan-to-value ratios and the adequacy of the allowance for loan losses.  Based on our review of property value trends, including updated estimates of collateral value on classified loans and related loan charge-offs, we believe the deterioration in the housing market continues to have a negative impact on the value of our non-performing loan collateral as of June 30, 2009.

During the 2009 first quarter, we experienced significant increases in delinquencies, non-performing loans and charge-offs, along with a further acceleration of job losses which totaled 2.0 million for the 2009 first quarter, and a further increase in the unemployment rate to 8.5% for March 2009.  Additionally, as a result of our updated charge-off and loss analysis, we modified certain allowance coverage percentages during the 2009 first quarter to be more reflective of our current estimates of the amount of probable inherent losses in our loan portfolio.  The combination of these factors resulted in the increase in our allowance for loan losses to $149.2 million at March 31, 2009 and a provision for loan losses totaling $50.0 million for the 2009 first quarter.  Delinquencies, non-performing loans and charge-offs continued to increase in the 2009 second quarter.  Job losses totaled 1.3 million in the 2009 second quarter and the unemployment rate increased to 9.5% for June 2009.  We have continued to update our charge-off and loss analysis during the 2009 second quarter and have modified our allowance coverage percentages accordingly.  As a result of these factors, we increased our allowance for loan losses to $160.3 million at June 30, 2009 and recorded a provision for loan losses totaling $50.0 million for the three months ended June 30, 2009, resulting in a provision for loan losses totaling $100.0 million for the first half of 2009.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, delinquencies, charge-off experience, non-accrual and non-performing loans and the current economic environment.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at June 30, 2009 and December 31, 2008.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality.”

Non-Interest Income

Non-interest income decreased $4.4 million to $20.4 million for the three months ended June 30, 2009, from $24.8 million for the three months ended June 30, 2008, primarily due to decreases in customer service fees, other non-interest income and income from BOLI, partially offset by an increase in mortgage banking income, net.  For the six months ended June 30, 2009, non-interest income decreased $10.9 million to $36.4 million, from $47.3 million for the six months ended June 30, 2008, primarily due to the $5.3 million OTTI charge previously discussed and decreases in income from BOLI, customer service fees and other non-interest income, partially offset by increases in gain on sales of securities and mortgage banking income, net.

Customer service fees decreased $2.6 million to $14.2 million for the three months ended June 30, 2009, from $16.8 million for the three months ended June 30, 2008, and decreased $2.8 million to $29.1 million for the six months ended June 30, 2009, from $31.9 million for the six months ended June 30, 2008.  These decreases were primarily due to decreases in commissions on sales of annuities, insufficient fund fees related to transaction accounts, ATM fees and other checking charges.

Income from BOLI decreased $1.5 million to $2.5 million for the three months ended June 30, 2009, from $4.0 million for the three months ended June 30, 2008, and decreased $4.0 million to $4.4 million for the six months ended June 30, 2009, from $8.4 million for the six months ended June 30, 2008.  These decreases were primarily due to a reduction in the crediting rate paid on our investment reflecting the overall decline in market interest rates.

Other non-interest income decreased $2.0 million to a loss of $574,000 for the three months ended June 30, 2009, compared to income of $1.4 million for the three months ended June 30, 2008.  For the six months ended June 30, 2009, other non-interest income decreased $2.5 million to $330,000 for the six months ended June 30, 2009, from $2.8 million for the six months ended June 30, 2008.  These decreases were primarily due to the $1.6 million lower of cost or market write-down on premises and equipment held-for-sale recorded in the 2009 second quarter, coupled with losses recognized in a trust account previously established for certain former directors.  See Note 8 and Note 9 of “Notes to Consolidated Financial Statements,” in Item 1, “Financial Statements (Unaudited)” for a further discussion of the lower of cost or market write-down.

During the six months ended June 30, 2009, we sold mortgage-backed securities from the available-for-sale portfolio with an amortized cost of $89.3 million resulting in gross realized gains totaling $2.1 million.  There were no sales of securities from the available-for-sale portfolio during the six months ended June 30, 2008.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, increased $1.8 million to $3.4 million for the three months ended June 30, 2009, from $1.6 million for the three months ended June 30, 2008, and increased $1.8 million to $3.8 million for the six months ended June 30, 2009, from $2.0 million for the six months ended June 30, 2008.  These increases were primarily due to increases in net gain on sales of loans which reflects an increase in the volume of loans sold, coupled with more favorable pricing opportunities, during the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008.  We generally sell our fifteen and thirty year conforming fixed rate one-to-four family mortgage loan production.  The expanded conforming loans limits and decline in interest rates have resulted in increased consumer demand for these fixed rate products.

Non-Interest Expense

Non-interest expense increased $16.0 million to $76.0 million for the three months ended June 30, 2009, from $60.0 million for the three months ended June 30, 2008, and increased $21.8 million to $140.0 million for the six months ended June 30, 2009, from $118.2 million for the six months ended June 30, 2008.  These increases were primarily due to an FDIC special assessment in the 2009 second quarter and a significant increase in regular FDIC insurance premiums, coupled with an increase in compensation and benefits expense, partially offset by a decrease in occupancy, equipment and systems expense.  Our percentage of general and administrative expense to average assets, annualized, increased to 1.43% for the three months ended June 30, 2009, compared to 1.12% for the three months ended June 30, 2008, and increased to 1.30% for the six months ended June 30, 2009, compared to 1.10% for the six months ended June 30, 2008.  The increases in these ratios were primarily due to the increases in general and administrative expense for the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008.

Non-interest expense for the three and six months ended June 30, 2009 includes a $9.9 million FDIC special assessment.  The FDIC adopted a restoration plan to increase the Deposit Insurance Fund, or DIF, in response to significant losses incurred by the DIF due to the failures of a number of banks and thrifts which resulted in a decline in the DIF reserve ratio below the minimum reserve ratio of 1.15% and to help maintain public confidence in the banking system.  The restoration plan included an increase in assessment rates for the 2009 first quarter with an additional increase beginning in the 2009 second quarter.  In addition, an emergency special assessment of five basis points on each FDIC-insured depository institution's assets minus its Tier 1 capital, as of June 30, 2009, was imposed. The special assessment will be collected on September 30, 2009.  The special assessment increased our ratio of general and administrative expense to average assets by 18 basis points for the three months ended June 30, 2009 and by 9 basis points for the six months ended June 30, 2009.  For a further discussion of the FDIC restoration plan, see Part II, Item 1A, “Risk Factors.”

Regular FDIC insurance premiums increased $6.4 million to $6.9 million for the three months ended June 30, 2009, from $548,000 for the three months ended June 30, 2008, and increased $9.7 million to $10.8 million for the six months ended June 30, 2009, from $1.1 million for the six months ended June 30, 2008.  These increases reflect the increases in our assessment rates for the 2009 first and second quarters resulting from the FDIC restoration plan. In addition, during the 2009 first quarter we utilized the remaining balance of our FDIC One-Time Assessment Credit to offset a portion of our deposit insurance assessment.

Compensation and benefits expense increased $1.0 million, to $33.4 million for the three months ended June 30, 2009, from $32.4 million for the three months ended June 30, 2008, and increased $3.0 million to $67.4 million for the six months ended June 30, 2009, from $64.4 million for the six months ended June 30, 2008.  These increases were primarily due to increases in the net periodic cost of pension and other postretirement benefits, partially offset by decreases in corporate incentive bonuses and ESOP related expense.  The increase in the net periodic cost of pension and other postretirement benefits primarily reflects an increase in the amortization of the net actuarial loss and a decrease in the expected return on plan assets which are primarily the result of the decrease in the fair value of pension plan assets resulting from the decline in the equities markets in 2008.  Occupancy, equipment and systems expense decreased $782,000 to $16.1 million for the three months ended June 30, 2009, from $16.8 million for the three months ended June 30, 2008 and $1.4 million to $32.4 million for the six months ended June 30, 2009, from $33.8 million for the six months ended June 30, 2008, primarily due to decreases in depreciation expense.  Included in other non-interest expense is REO related expense which increased $1.2 million to $2.2 million for the three months ended June 30, 2009 and increased $2.4 million to $4.2 million for the six months ended June 30, 2009.  The increases in REO related expense reflect the increasing balance of REO.  These increases were substantially offset by decreases in legal fees and other costs, primarily related to the goodwill litigation.  See Item 1, “Legal Proceedings,” for a further discussion of the goodwill litigation.

Income Tax Expense

For the three months ended June 30, 2009, income tax expense totaled $763,000, representing an effective tax rate of 22.0%, compared to income tax expense of $17.0 million for the three months ended June 30, 2008, representing an effective tax rate of 33.7%.  The decrease in the effective tax rate for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, reflects a significant reduction in pre-tax book income without any significant changes in the net favorable permanent differences.  For the six months ended June 30, 2009, income tax expense totaled $5.6 million, representing an effective tax rate of 32.9%, compared to $29.1 million for the six months ended June 30, 2008, representing an effective tax rate of 31.8%.

Asset Quality

One of our key operating objectives has been and continues to be to maintain a high level of asset quality.  Although the continued deterioration in the economy and real estate market resulted in an increase in non-performing loans, we continue to employ sound underwriting standards for new loan originations.  Through a variety of strategies, including, but not limited to, aggressive collection efforts and the marketing of delinquent and non-performing loans and foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped to maintain the strength of our financial condition.

The composition of our loan portfolio, by property type, has remained relatively consistent over the last several years.  At June 30, 2009, our loan portfolio was comprised of 75% one-to-four family mortgage loans, 17% multi-family mortgage loans, 6% commercial real estate loans and 2% other loan categories.  This compares to 74% one-to-four family mortgage loans, 18% multi-family mortgage loans, 6% commercial real estate loans and 2% other loan categories at December 31, 2008.  At June 30, 2009, full documentation loans comprise 81% of our one-to-four family mortgage loan portfolio, compared to 80% at December 31, 2008.  At June 30, 2009 and at December 31, 2008, full documentation loans comprise 85% of our total mortgage loan portfolio.

The following table provides further details on the composition of our one-to-four family and multi-family and commercial real estate mortgage loan portfolios in dollar amounts and percentages of the portfolio at the dates indicated.

	At June 30, 2009		At December 31, 2008
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
One-to-four family:
Full documentation interest-only (1)	$5,093,347	42.82%	$5,501,989	44.55%
Full documentation amortizing	4,538,730	38.16	4,389,618	35.54
Reduced documentation interest-only (1)(2)	1,757,579	14.77	1,911,160	15.48
Reduced documentation amortizing (2)	505,415	4.25	546,850	4.43
Total one-to-four family	$11,895,071	100.00%	$12,349,617	100.00%
Multi-family and commercial real estate:
Full documentation amortizing	$2,968,149	82.76%	$3,146,103	81.66%
Full documentation interest-only	618,428	17.24	706,687	18.34
Total multi-family and commercial real estate	$3,586,577	100.00%	$3,852,790	100.00%

(1)
Interest-only loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  One-to-four family interest-only loans include interest-only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaling $3.94 billion at June 30, 2009 and $4.41 billion at December 31, 2008.

(2)
One-to-four family reduced documentation loans include SISA loans totaling $337.6 million at June 30, 2009 and $359.2 million at December 31, 2008 and Super Streamline loans totaling $31.7 million at June 30, 2009 and $36.9 million at December 31, 2008.

We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.  Additionally, we do not originate one-year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  Prior to 2006 we would underwrite our one-to-four family interest-only hybrid ARM loans using the initial note rate, which may have been a discounted rate.  In 2006, we began underwriting our one-to-four family interest-only hybrid ARM loans based on a fully amortizing loan (in effect, underwriting interest-only hybrid ARM loans as if they were amortizing hybrid ARM loans).  In 2007, we began underwriting our one-to-four family interest-only hybrid ARM loans at the higher of the fully indexed rate or the initial note rate.  In 2009, we began underwriting our one-to-four family interest-only and amortizing hybrid ARM loans at the higher of the fully indexed rate, the initial note rate or 6.00%.  Within our one-to-four family mortgage loan portfolio we have reduced documentation loan products.  Reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans.  To a lesser extent, our portfolio of reduced documentation loans also includes SISA (stated income, stated asset) and Super Streamline loans.  Reduced documentation loans include both hybrid ARM loans (interest-only and amortizing) and fixed rate loans.  SIFA and SISA loans required a prospective borrower to complete a standard mortgage loan application while the Super Streamline product required the completion of an abbreviated application and is, in effect, considered a “no documentation” loan.  Effective January 2008 we no longer offer reduced documentation loans.

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

Although FICO scores are considered as part of our underwriting process, they have not always been recorded on our mortgage loan system and are not available for all of the one-to-four family mortgage loans on our mortgage loan system.  However, substantially all of our one-to-four family mortgage loans originated since March 2005 have credit scores available on our mortgage loan system.  At June 30, 2009, one-to-four family mortgage loans which had FICO scores available on our mortgage loan system totaled $9.95 billion, or 84% of our total one-to-four family mortgage loan portfolio, of which $583.9 million, or 6%, had FICO scores of 660 or below at the date of origination.  At December 31, 2008, one-to-four family mortgage loans which had FICO scores available on our mortgage loan system totaled $10.15 billion, or 82% of our total one-to-four family mortgage loan portfolio, of which $621.3 million, or 6%, had FICO scores of 660 or below at the date of origination. We do not have FICO scores recorded on our mortgage loan system for 16% of our one-to-four family mortgage loans at June 30, 2009 and 18% of our one-to-four family mortgage loans at December 31, 2008.  Consistent with our one-to-four family mortgage loan portfolio composition, substantially all of our loans to borrowers with known FICO scores of 660 or below are hybrid ARM loans.  Of these loans, 75% are interest-only and 25% are amortizing at June 30, 2009 and December 31, 2008.  In addition, at June 30, 2009, 67% of our loans to borrowers with known FICO scores of 660 or below were full documentation loans and 33% were reduced documentation loans and at December 31, 2008, 66% of our loans to borrowers with known FICO scores of 660 or below were full documentation loans and 34% were reduced documentation loans.  We believe the aforementioned loans, when originated, were amply collateralized and otherwise conformed to our prime lending standards and do not present a greater risk of loss or other asset quality risk relative to comparable loans in our portfolio to other borrowers with higher credit scores.  Of our one-to-four family mortgage loans without a FICO score available on our mortgage loan system at June 30, 2009 and December 31, 2008, 63% are amortizing hybrid ARM loans, 28% are interest-only hybrid ARM loans and 9% are amortizing fixed rate loans.  In addition, 78% of such loans at June 30, 2009 are full documentation loans and 22% are reduced documentation loans and  79% of such loans at December 31, 2008 are full documentation loans and 21% are reduced documentation loans.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

	At June 30,	At December 31,
(Dollars in Thousands)	2009	2008
Non-accrual delinquent mortgage loans	$351,407	$236,366
Non-accrual delinquent consumer and other loans	3,935	2,221
Mortgage loans delinquent 90 days or more and
still accruing interest (1)	4,660	33
Total non-performing loans	360,002	238,620
REO, net (2)	31,943	25,481
Total non-performing assets	$391,945	$264,101

Non-performing loans to total loans	2.25%	1.43%
Non-performing loans to total assets	1.71	1.09
Non-performing assets to total assets	1.86	1.20
Allowance for loan losses to non-performing loans	44.52	49.88
Allowance for loan losses to total loans	1.00	0.71

(1)	Mortgage loans delinquent 90 days or more and still accruing interest consist primarily of loans delinquent 90 days or more as to their maturity date but not their interest due.
(2)	REO, substantially all of which are one-to-four family properties, is net of allowance for losses totaling $2.5 million at June 30, 2009 and $2.0 million at December 31, 2008.

Total non-performing assets increased $127.8 million to $391.9 million at June 30, 2009, from $264.1 million at December 31, 2008.  Non-performing loans, the most significant component of non-performing assets, increased $121.4 million to $360.0 million at June 30, 2009, from $238.6 million at December 31, 2008.  These increases were primarily due to an increase of $110.4 million in non-performing one-to-four family mortgage loans, coupled with an increase of $9.3 million in non-performing multi-family, commercial real estate and construction loans.  The continued deterioration of the housing and real estate markets during 2008 and the first half of 2009, as well as the overall weakness in the economy, particularly rising unemployment, continued to contribute to an increase in our non-performing loans.  The increase in non-performing one-to-four family mortgage loans reflects a greater concentration in non-performing reduced documentation loans.  Reduced documentation loans represent only 19% of the one-to-four family mortgage loan portfolio, yet represent 60% of non-performing one-to-four family mortgage loans at June 30, 2009.  The ratio of non-performing loans to total loans increased to 2.25% at June 30, 2009, from 1.43% at December 31, 2008.  The ratio of non-performing assets to total assets increased to 1.86% at June 30, 2009, from 1.20% at December 31, 2008.

As previously, discussed, we proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  During the six months ended June 30, 2009, we sold $23.7 million, net of charge-offs of $11.9 million, of delinquent and non-performing mortgage loans, primarily multi-family mortgage loans.  In addition, at June 30, 2009, included in loans held-for-sale, net, are $18.7 million, net of charge-offs of $10.9 million, of non-performing loans held-for-sale, primarily multi-family mortgage loans.  Such loans are excluded from non-performing loans, non-performing assets and related ratios.  There were no non-performing loans held-for-sale at December 31, 2008.  Assuming we did not sell or reclassify to held-for-sale any non-performing loans during the first half of 2009, our non-performing loans and non-performing assets at June 30, 2009 would have been $65.2 million higher.  Additionally, the ratio of non-performing loans to total loans would have been 41 basis points higher, the ratio of non-performing assets to total assets would have been 31 basis points higher and the ratio of the allowance for loan losses to non-performing loans would have been 147 basis points lower.

The following table provides further details on the composition of our non-performing one-to-four family and multi-family and commercial real estate mortgage loans in dollar amounts and in percentages of the portfolio, at the dates indicated.

	At June 30, 2009		At December 31, 2008
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Non-performing loans:

One-to-four family:
Full documentation interest-only	$79,183	27.50%	$50,636	28.52%
Full documentation amortizing	37,198	12.92	18,565	10.46
Reduced documentation interest-only	151,258	52.54	92,863	52.30
Reduced documentation amortizing	20,261	7.04	15,478	8.72
Total one-to-four family	$287,900	100.00%	$177,542	100.00%

Multi-family and commercial real estate:
Full documentation amortizing	$41,696	69.75%	$43,097	84.35%
Full documentation interest-only	18,085	30.25	7,995	15.65
Total multi-family and commercial real estate	$59,781	100.00%	$51,092	100.00%

The following table provides further details on the geographic composition of both our total and non-performing one-to-four family mortgage loans as of June 30, 2009.

	One-to-Four Family Mortgage Loans
	At June 30, 2009
				Percent of	Non-Performing
			Total	Total	Loans
		Percent of	Non-Performing	Non-Performing	as Percent of
(Dollars in Millions)	Total Loans	Total Loans	Loans	Loans	State Totals
State:
New York	$2,904.2	24.3%	$31.0	10.8%	1.07%
Illinois	1,310.1	11.0	30.9	10.7	2.36
California	1,235.4	10.4	47.9	16.5	3.88
Connecticut	1,234.9	10.4	24.1	8.4	1.95
New Jersey	962.2	8.1	28.4	9.9	2.95
Virginia	854.7	7.2	24.5	8.5	2.87
Massachusetts	839.8	7.1	14.9	5.2	1.77
Maryland	815.2	6.9	37.7	13.1	4.62
Washington	320.1	2.7	2.3	0.8	0.72
Florida	289.9	2.4	20.6	7.2	7.11
All other states (1)	1,128.6	9.5	25.6	8.9	2.27
Total	$11,895.1	100.0%	$287.9	100.0%	2.42%

(1)	Includes 29 states and Washington, D.C.

At June 30, 2009, the geographic composition of our multi-family and commercial real estate mortgage loan portfolio was 93% in the New York metropolitan area, 3% in Florida and 4% in various other states and the geographic composition of non-performing multi-family and commercial real estate mortgage loans was 69% in the New York metropolitan area, 30% in Florida and 1% in Massachusetts.

We discontinue accruing interest on loans when they become 90 days delinquent as to their payment due date.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.

If all non-accrual loans at June 30, 2009 and 2008 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $10.9 million for the six months ended June 30, 2009 and $4.3 million for the six months ended June 30, 2008.  This compares to actual payments recorded as interest income, with respect to such loans, of $2.9 million for the six months ended June 30, 2009 and $883,000 for the six months ended June 30, 2008.

We may from time to time agree to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.  Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months.  Loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $47.8 million at June 30, 2009 and $6.9 million at December 31, 2008.  Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to performing status.  Restructured accruing loans totaled $1.8 million at June 30, 2009 and $1.1 million at December 31, 2008.

In addition to non-performing loans, we had $138.5 million of potential problem loans at June 30, 2009, compared to $84.2 million at December 31, 2008.  Such loans include loans which are 60-89 days delinquent as shown in the following table and certain other internally classified loans.

Delinquent Loans

The following table shows a comparison of delinquent loans at June 30, 2009 and December 31, 2008.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days		60-89 Days		90 Days or More
	Number		Number		Number
	of		of		of
(Dollars in Thousands)	Loans	Amount	Loans	Amount	Loans	Amount

At June 30, 2009:
Mortgage loans:
One-to-four family	445	$148,844	190	$67,405	764	$287,900
Multi-family	60	49,368	24	25,119	47	55,292
Commercial real estate	5	3,229	5	5,032	4	4,489
Construction	1	7,164	1	10,994	3	8,386
Consumer and other loans	77	1,863	28	1,199	59	3,935
Total delinquent loans	588	$210,468	248	$109,749	877	$360,002
Delinquent loans to total loans		1.32%		0.69%		2.25%

At December 31, 2008:
Mortgage loans:
One-to-four family	465	$145,989	135	$50,749	489	$177,542
Multi-family	64	63,015	16	13,125	50	50,392
Commercial real estate	11	16,612	4	5,123	1	700
Construction	1	1,133	-	-	5	7,765
Consumer and other loans	119	3,085	45	1,065	43	2,221
Total delinquent loans	660	$229,834	200	$70,062	588	$238,620
Delinquent loans to total loans		1.38%		0.42%		1.43%

Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

For the
Six Months
Ended
(In Thousands)	June 30, 2009
Balance at December 31, 2008	$119,029
Provision charged to operations	100,000
Charge-offs:
One-to-four family (1)	(33,941)
Multi-family	(23,528)
Commercial real estate	(1,616)
Construction	(1,091)
Consumer and other loans	(1,028)
Total charge-offs	(61,204)
Recoveries:
One-to-four family	2,146
Multi-family	222
Commercial real estate	27
Consumer and other loans	51
Total recoveries	2,446
Net charge-offs	(58,758)
Balance at June 30, 2009	$160,271

 (1)  Includes $22.4 million of charge-offs related to reduced documentation loans.

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2009 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The Gap Table includes $3.23 billion of callable borrowings classified according to their maturity dates, primarily in the more than one year to three years and more than five years categories, which are callable within one year and at various times thereafter.  In addition, the Gap Table includes callable securities with an amortized cost of $250.9 million classified according to their maturity dates, in the more than one year to three years and more than three years to five years categories, which are callable within one year and at various times thereafter.  The classifications of callable borrowings and securities according to their maturity dates are based on our experience with, and expectations of, these types of instruments and the current interest rate environment.  As indicated in the Gap Table, our one-year cumulative gap at June 30, 2009 was negative 5.05% compared to negative 19.06% at December 31, 2008.  The change in the one-year cumulative gap is primarily due to an increase in projected securities and mortgage loan repayments at June 30, 2009, compared to December 31, 2008, primarily due to increased refinance activity, coupled with a decrease in projected borrowings maturing and/or repricing at June 30, 2009, compared to December 31, 2008, primarily due to the repayment of a portion of our matured borrowings during the six months ended June 30, 2009.

	At June 30, 2009
		More than	More than
		One Year	Three Years
	One Year	to	to	More than
(Dollars in Thousands)	or Less	Three Years	Five Years	Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$5,609,223	$5,307,219	$3,788,465	$561,636	$15,266,543
Consumer and other loans (1)	303,217	5,180	3,312	15,004	326,713
Repurchase agreements	29,790	-	-	-	29,790
Securities available-for-sale	458,409	434,951	184,984	35,731	1,114,075
Securities held-to-maturity	1,130,104	991,992	262,943	2,596	2,387,635
FHLB-NY stock	-	-	-	177,454	177,454
Total interest-earning assets	7,530,743	6,739,342	4,239,704	792,421	19,302,210
Net unamortized purchase premiums and deferred costs (2)	39,745	35,713	26,309	4,044	105,811
Net interest-earning assets (3)	7,570,488	6,775,055	4,266,013	796,465	19,408,021
Interest-bearing liabilities:
Savings	247,742	412,926	412,926	869,339	1,942,933
Money market	142,090	88,758	88,758	1,399	321,005
NOW and demand deposit	111,331	222,674	222,674	1,001,750	1,558,429
Liquid CDs	904,283	-	-	-	904,283
Certificates of deposit	6,630,173	1,748,356	505,002	-	8,883,531
Borrowings, net	599,552	2,559,256	649,899	2,078,866	5,887,573
Total interest-bearing liabilities	8,635,171	5,031,970	1,879,259	3,951,354	19,497,754
Interest sensitivity gap	(1,064,683)	1,743,085	2,386,754	(3,154,889)	$(89,733)
Cumulative interest sensitivity gap	$(1,064,683)	$678,402	$3,065,156	$(89,733)

Cumulative interest sensitivity gap as a percentage of total assets	(5.05)%	3.21%	14.53%	(0.43)%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	87.67%	104.96%	119.72%	99.54%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.
(2)	Net unamortized purchase premiums and deferred costs are prorated.
(3)	Includes securities available-for-sale at amortized cost.

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning July 1, 2009 would increase by approximately 0.30% from the base projection. At December 31, 2008, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2009 would have decreased by approximately 4.37% from the base projection.  The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indexes are below 2.00%.  However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning July 1, 2009 would decrease by approximately 2.40% from the base projection.  At December 31, 2008, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2009 would have increased by approximately 1.77% from the base projection.  The down 100 basis point scenarios include some limitations as well since certain indices, yields and costs are already below 1.00%.

Various shortcomings are inherent in both the Gap Table and NII sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, although our NII sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from BOLI and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning July 1, 2009 would increase by approximately $4.4 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning July 1, 2009 would decrease by approximately $3.1 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and NII sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2008 Annual Report on Form 10-K.

ITEM 4.  Controls and Procedures

George L. Engelke, Jr., our Chairman and Chief Executive Officer, and Frank E. Fusco, our Executive Vice President, Treasurer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2009.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

In the ordinary course of our business, we are routinely made a defendant in or a party to pending or threatened legal actions or proceedings which, in some cases, seek substantial monetary damages from or other forms of relief against us.  In our opinion, after consultation with legal counsel, we believe it unlikely that such actions or proceedings will have a material adverse effect on our financial condition, results of operations or liquidity.

Goodwill Litigation

We have been a party to an action against the United States involving an assisted acquisition made in the early 1980’s and supervisory goodwill accounting utilized in connection therewith.  The trial in this action, entitled Astoria Federal Savings and Loan Association vs. United States, took place during 2007 before the Federal Claims Court.  The Federal Claims Court, by decision filed on January 8, 2008, awarded to us $16.0 million in damages from the U.S. Government.  No portion of the $16.0 million award was recognized in our consolidated financial statements.  The U.S. Government appealed such decision to the Court of Appeals.

In an opinion dated May 28, 2009, the Court of Appeals affirmed in part and reversed in part the lower court’s ruling and remanded the case to the Federal Claims Court for further proceedings.  The original damage award was primarily based on a request for damages for lost profits covering the period 1990 to 1995.  The Court of Appeals directed the Federal Claims Court to re-examine the period from 1990 to July 1992 with respect to the calculation of lost profits as impacted by certain growth restrictions that otherwise may have been imposed by bank regulatory authorities.

The ultimate outcome of this action and the timing of such outcome is uncertain and there can be no assurance that we will benefit financially from such litigation.  Legal expense related to this action has been recognized as it has been incurred.

ITEM 1A.  Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2008 Annual Report on Form 10-K and Part II, Item 1A. “Risk Factors,” in our March 31, 2009 Quarterly Report on Form 10-Q.  There are no other material changes in risk factors relevant to our operations since March 31, 2009 except as discussed below.

Our results of operations are affected by economic conditions in the New York metropolitan area and nationally.

Our retail banking and a significant portion of our lending business (approximately 43% of our one-to-four family and 93% of our multi-family and commercial real estate mortgage loan portfolios at June 30, 2009) are concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut.  As a result of this geographic concentration, our results of operations largely depend upon economic conditions in this area, although they also depend on economic conditions in other areas.

We are operating in a challenging and uncertain economic environment, both nationally and locally.  Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the ongoing economic recession, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  In addition, decreases in real estate values could adversely affect the value of property used as collateral for our loans.  At June 30, 2009, the average loan-to-value ratio of our mortgage loan portfolio was less than 65% based on current principal balances and original appraised values.  However, no assurance can be given that the original appraised values are reflective of current market conditions as we have experienced significant declines in real estate values in all markets in which we lend.

We have experienced increases in loan delinquencies and charge-offs in 2009.  Our non-performing loans, which are comprised primarily of mortgage loans, increased $121.4 million to $360.0 million, or 2.25% of total loans, at June 30, 2009, from $238.6 million, or 1.43% of total loans, at December 31, 2008.  Our net loan charge-offs totaled $38.9 million for the three months ended June 30, 2009 compared to $19.8 million for the three months ended March 31, 2009 and $28.9 million for the year ended December 31, 2008.  Our provision for loan losses totaled $50.0 million for the three months ended June 30, 2009 and March 31, 2009, compared to $69.0 million for the year ended December 31, 2008.  As a residential lender, we are particularly vulnerable to the impact of a severe job loss recession.  Significant increases in job losses and unemployment will have a negative impact on the financial condition of residential borrowers and their ability to remain current on their mortgage loans.  A continuation or further deterioration in national and local economic conditions, including an accelerating pace of job losses, particularly in the New York metropolitan area, could have a material adverse impact on the quality of our loan portfolio, which could result in further increases in loan delinquencies, causing a decrease in our interest income as well as an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses and related provision and a decrease in net income.  Such deterioration could also adversely impact the demand for our products and services, and, accordingly, our results of operations.

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

During 2008 and 2009, there has been unprecedented government intervention in response to the financial crises affecting the banking system and financial markets. In October 2008, President Bush signed the EESA into law, which granted the Treasury the authority to, among other things, purchase up to $700 billion of troubled assets (including mortgages, mortgage-backed securities and certain other financial instruments) from financial institutions to stabilize and provide liquidity to the U.S. financial markets. Shortly thereafter, the Treasury, the Board of Governors of the Federal Reserve System, or FRB, and the FDIC announced additional steps aimed at stabilizing the financial markets. First, the Treasury announced the CPP, a $250 billion voluntary capital purchase program under which qualifying financial institutions may sell preferred shares to the Treasury (to be funded from the $700 billion authorized for troubled asset purchases.) Second, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the TLGP, which permits the FDIC to (1) guarantee certain newly issued senior unsecured debt issued by participating institutions under the Debt Guarantee Program and (2) fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount, under the Transaction Account Guarantee Program. Third, the FRB announced further details of its CPFF, which provides a broad backstop for the commercial paper market.  We currently participate in the TLGP, but not the CPP or the CPFF.

In February 2009, the Treasury announced the terms and conditions for the CAP.  The purpose of the CAP is to restore confidence throughout the financial system that the nation’s largest banking institutions have a sufficient capital cushion against larger than expected future losses and to support lending to creditworthy borrowers.  The CAP consists of two core elements. The first is a forward-looking capital assessment to determine whether any of the major U.S. banking organizations need to establish an additional capital buffer during this period of heightened uncertainty. The second is access for qualifying financial institutions to contingent common equity provided by the U.S. government as a bridge to private capital in the future.  We are not participating in the CAP program.

As a complement to the CAP, the FRB and other U.S. federal banking regulators were engaged in a comprehensive capital assessment exercise, the SCAP, with each of the 19 largest U.S. bank holding companies.  The federal banking regulators measured how much of an additional capital buffer, if any, each institution would need to establish to ensure that it would have sufficient capital to comfortably exceed minimum regulatory requirements at year-end 2010.  As a result of SCAP, many of the 19 institutions underwent capital raising or restructuring transactions to improve their capital base.

In March 2009, the Treasury announced guidelines for the “Making Home Affordable” loan modification program. Among other things, this program intends for the Treasury to partner with financial institutions and investors to reduce certain homeowners’ monthly mortgage payments and provides mortgage holders and servicers financial incentives to modify existing first mortgages of certain qualifying homeowners. Under this program, the Treasury also shares in certain costs associated with reductions in monthly payment amounts.

Also in March 2009, the Treasury, in conjunction with the FDIC and the FRB, announced the PPIP to address the challenge of legacy loans and securities, as part of its efforts to repair balance sheets throughout the financial system and ensure that credit is available to households and businesses. The PPIP has two discrete components: (1) The Legacy Loan Program, or LLP, which is designed to facilitate the sale of commercial and residential whole loans and “other assets” currently held by U.S. banks, and (2) The Legacy Securities Program, which is designed to facilitate the sale of legacy residential mortgage backed securities and commercial mortgage backed securities initially rated AAA and currently held by Financial Institutions (as defined under the EESA). In June 2009, the FDIC formally announced that the development of the LLP would continue, but that a previously planned pilot sale of assets by open banks would be postponed. We do not expect to participate in either PPIP program.

There can be no assurance as to the actual impact that the foregoing programs or any other governmental program will have on the financial markets and the economy.  A continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. In addition, we expect to face increased regulation and supervision of our industry as a result of the existing financial crisis, and there will be additional requirements and conditions imposed on us to the extent that we participate in any of the programs established or to be established by the Treasury or by the federal bank regulatory agencies. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.

The potential adoption of significant aspects of the Obama Administration Reform Plan may have a material effect on our operations.

In June 2009, the Obama Administration released a white paper setting forth its comprehensive plan for financial regulatory reform, or the Reform Plan.  The Reform Plan contains a number of recommendations and proposals that are intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. Most significantly for us, the Reform Plan contains proposals eliminating the federal thrift charter, which would result in Astoria Federal becoming a national bank, Astoria Financial Corporation becoming a bank holding company subject to consolidated capital requirements and Bank Holding Company Act activity limitations and potential significant erosion of federal preemption of state law.

Legislation has been introduced in Congress to implement the Reform Plan.  This legislation is in an early stage of consideration in Congress and at this point in time it cannot be determined which provisions of the Reform Plan will result in final legislation.  If the more significant provisions of the Reform Plan become law, our operations would be significantly affected.

The FDIC’s recently adopted restoration plan and the related increased assessment rate schedule may have a material effect on our results of operations.

The FDIC adopted a restoration plan that raised the deposit insurance assessment rate schedule, uniformly across all four risk categories into which the FDIC assigns insured institutions, by seven basis points (annualized) of insured deposits beginning on January 1, 2009. Additionally, beginning with the second quarter of 2009, the initial base assessment rates were increased further depending on an institution’s risk category, with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits. The FDIC also adopted a final rule in May 2009, imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which will be collected on September 30, 2009.  Our FDIC special assessment was in the amount of $9.9 million, greatly increasing our non-interest expense for the three and six months ended June 30, 2009.  The final rule also allows the FDIC to impose possible additional special assessments of up to five basis points thereafter to maintain public confidence in the DIF. There is no guarantee that the higher premiums and special assessments described above will be sufficient for the DIF to meet its funding requirements, which may necessitate further special assessments or increases in deposit insurance premiums.  Any such future assessments or increases could have a further material impact on our results of operations.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2009, there were no repurchases of our common stock.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock outstanding, in open-market or privately negotiated transactions.  At June 30, 2009, a maximum of 8,107,300 shares may yet be purchased under this plan.  As of June 30, 2009, we are not currently repurchasing additional shares of our common stock.

ITEM 3.     Defaults Upon Senior Securities

Not applicable.

ITEM 4.     Submission of Matters to a Vote of Security Holders

Our Annual Meeting of shareholders, referred to as the Annual Meeting, was held May 20, 2009.  At the Annual Meeting, our shareholders re-elected Gerard C. Keegan, Denis J. Connors and Thomas J. Donahue as directors, each to serve for a three year term.  In all cases, directors serve until their respective successors are duly elected and qualified.  The shareholders also approved an amendment to the Astoria Financial Corporation Executive Officer Annual Incentive Plan and ratified our appointment of KPMG LLP as our independent registered public accounting firm for our 2009 fiscal year.

The number of votes cast with respect to each matter acted upon at the Annual Meeting was as follows:

(a)	Election of Directors:

	For	Withheld

Gerard C. Keegan	76,828,942	13,292,644
Denis J. Connors	75,412,076	14,709,510
Thomas J. Donahue	76,846,657	13,274,929

There were no broker held non-voted shares represented at the meeting with respect to this proposal.

(b)	Approval of an amendment to the Astoria Financial Corporation Executive Officer Annual Incentive Plan:

For:	70,237,294
Against:	8,134,498
Abstained:	552,542

There were 11,197,252 broker held non-voted shares represented at the meeting with respect to this proposal.

(c)	Ratification of the appointment of KPMG LLP as the independent registered public accounting firm of Astoria Financial Corporation for the 2009 fiscal year:

For:	83,982,043
Against:	5,890,087
Abstained:	249,456

There were no broker held non-voted shares represented at the meeting with respect to this proposal.

ITEM 5.     Other Information

Not applicable.

ITEM 6.     Exhibits

See Index of Exhibits on page 66.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

Dated:	August 7, 2009	By:	/s/ Frank E. Fusco
Frank E. Fusco
Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Accounting Officer)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

4.1	Astoria Federal Savings and Loan Association Bylaws, as amended effective May 20, 2009.

31.1	Certifications of Chief Executive Officer.

31.2	Certifications of Chief Financial Officer.

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