Form 10-Q
period 2009-09-30
ASTORIA FINANCIAL CORP
filed 2009-11-06
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, October 30, 2009

.01 Par Value	97,048,374

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	(Unaudited)
	At	At
(In Thousands, Except Share Data)	September 30, 2009	December 31, 2008

ASSETS:
Cash and due from banks	$87,137	$76,233
Repurchase agreements	45,380	24,060
Available-for-sale securities:
Encumbered	884,555	1,017,769
Unencumbered	69,521	372,671
	954,076	1,390,440
Held-to-maturity securities, fair value of $2,575,908 and $2,643,955, respectively:
Encumbered	1,884,514	2,204,289
Unencumbered	633,718	442,573
	2,518,232	2,646,862
Federal Home Loan Bank of New York stock, at cost	177,199	211,900
Loans held-for-sale, net	34,841	5,272
Loans receivable:
Mortgage loans, net	15,634,222	16,372,383
Consumer and other loans, net	335,585	340,061
	15,969,807	16,712,444
Allowance for loan losses	(176,638)	(119,029)
Loans receivable, net	15,793,169	16,593,415
Mortgage servicing rights, net	9,211	8,216
Accrued interest receivable	74,012	79,589
Premises and equipment, net	136,532	139,828
Goodwill	185,151	185,151
Bank owned life insurance	403,624	401,280
Other assets	254,715	219,865
Total assets	$20,673,279	$21,982,111

LIABILITIES:
Deposits:
Savings	$1,959,171	$1,832,790
Money market	330,299	289,135
NOW and demand deposit	1,522,017	1,466,916
Liquid certificates of deposit	812,141	981,733
Certificates of deposit	8,594,991	8,909,350
Total deposits	13,218,619	13,479,924
Reverse repurchase agreements	2,500,000	2,850,000
Federal Home Loan Bank of New York advances	2,960,000	3,738,000
Other borrowings, net	377,723	377,274
Mortgage escrow funds	150,396	133,656
Accrued expenses and other liabilities	260,662	221,488
Total liabilities	19,467,400	20,800,342

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value (5,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock, $.01 par value (200,000,000 shares authorized;
166,494,888 shares issued; and 97,048,374 and 95,881,132
shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	854,050	856,021
Retained earnings	1,833,377	1,864,257
Treasury stock (69,446,514 and 70,613,756 shares, at cost, respectively)	(1,435,090)	(1,459,211)
Accumulated other comprehensive loss	(31,442)	(61,865)
Unallocated common stock held by ESOP (4,553,093 and 5,212,668
shares, respectively)	(16,681)	(19,098)
Total stockholders' equity	1,205,879	1,181,769
Total liabilities and stockholders' equity	$20,673,279	$21,982,111

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Share Data)	2009	2008	2009	2008
Interest income:
Mortgage loans:
One-to-four family	$147,765	$163,154	$465,252	$468,999
Multi-family, commercial real estate and construction	52,947	57,982	165,539	176,983
Consumer and other loans	2,760	4,103	8,095	13,712
Mortgage-backed and other securities	35,980	45,341	116,307	139,942
Federal funds sold, repurchase agreements and interest earning cash accounts	163	214	394	1,868
Federal Home Loan Bank of New York stock	2,487	3,148	6,850	11,173
Total interest income	242,102	273,942	762,437	812,677
Interest expense:
Deposits	75,348	92,967	248,069	301,021
Borrowings	63,671	73,902	190,554	231,217
Total interest expense	139,019	166,869	438,623	532,238
Net interest income	103,083	107,073	323,814	280,439
Provision for loan losses	50,000	13,000	150,000	24,000
Net interest income after provision for loan losses	53,083	94,073	173,814	256,439
Non-interest income (loss):
Customer service fees	14,186	15,752	43,265	47,661
Other loan fees	959	927	2,837	3,056
Gain on sales of securities	3,820	-	5,932	-
Other-than-temporary impairment write-down of securities	-	(77,696)	(5,300)	(77,696)
Mortgage banking income (loss), net	883	(279)	4,762	1,786
Income from bank owned life insurance	2,131	4,273	6,578	12,670
Other	(1,899)	1,725	(1,622)	4,495
Total non-interest income (loss)	20,080	(55,298)	56,452	(8,028)
Non-interest expense:
General and administrative:
Compensation and benefits	31,850	31,594	99,213	95,960
Occupancy, equipment and systems	15,969	16,460	48,365	50,211
Federal deposit insurance premiums	6,928	549	17,732	1,668
Federal deposit insurance special assessment	-	-	9,851	-
Advertising	961	2,346	3,741	4,969
Other	7,531	7,855	24,319	24,207
Total non-interest expense	63,239	58,804	203,221	177,015
Income (loss) before income tax expense (benefit)	9,924	(20,029)	27,045	71,396
Income tax expense (benefit)	1,876	(3,570)	7,501	25,502
Net income (loss)	$8,048	$(16,459)	$19,544	$45,894
Basic earnings (loss) per common share	$0.09	$(0.19)	$0.21	$0.51
Diluted earnings (loss) per common share	$0.09	$(0.19)	$0.21	$0.50
Dividends per common share	$0.13	$0.26	$0.39	$0.78
Basic weighted average common shares	90,696,563	89,546,664	90,480,277	89,523,584
Diluted weighted average common and
common equivalent shares	90,702,558	89,546,664	90,482,356	90,552,829

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2009

							Unallocated
						Accumulated	Common
			Additional			Other	Stock
		Common	Paid-in	Retained	Treasury	Comprehensive	Held
(In Thousands, Except Share Data)	Total	Stock	Capital	Earnings	Stock	Loss	by ESOP

Balance at December 31, 2008	$1,181,769	$1,665	$856,021	$1,864,257	$(1,459,211)	$(61,865)	$(19,098)

Comprehensive income:
Net income	19,544	-	-	19,544	-	-	-
Other comprehensive income, net of tax:
Net unrealized gain on securities	26,220	-	-	-	-	26,220	-
Reclassification of prior service cost	72	-	-	-	-	72	-
Reclassification of net actuarial loss	3,988	-	-	-	-	3,988	-
Reclassification of loss on cash flow hedge	143	-	-	-	-	143	-
Comprehensive income	49,967

Dividends on common stock ($0.39 per share)	(35,574)	-	245	(35,819)	-	-	-

Exercise of stock options and related tax benefit (18,000 shares issued)	270	-	18	(119)	371	-	-

Restricted stock grants (1,172,232 shares)	-	-	(9,606)	(14,618)	24,224	-	-

Tax benefit shortfall on stock-based compensation	(1,048)	-	(1,048)	-	-	-	-

Forfeitures of restricted stock (22,990 shares)	17	-	359	132	(474)	-	-

Stock-based compensation and allocation of ESOP stock	10,478	-	8,061	-	-	-	2,417

Balance at September 30, 2009	$1,205,879	$1,665	$854,050	$1,833,377	$(1,435,090)	$(31,442)	$(16,681)

See accompanying Notes to Consolidated Financial Statements

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
(In Thousands)	2009	2008
Cash flows from operating activities:
Net income	$19,544	$45,894
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on mortgage loans and mortgage-backed securities	20,574	21,843
Net amortization of deferred costs on consumer and other loans and borrowings	1,899	2,200
Net provision for loan and real estate losses	151,111	25,515
Depreciation and amortization	8,199	9,878
Net gain on sales of loans and securities	(10,686)	(1,083)
Other-than-temporary impairment write-down of securities	5,300	77,696
Lower of cost or market write-down of assets held-for-sale	4,436	-
Originations of loans held-for-sale	(333,364)	(109,004)
Proceeds from sales and principal repayments of loans held-for-sale	321,354	106,964
Stock-based compensation and allocation of ESOP stock	10,495	14,068
Decrease (increase) in accrued interest receivable	5,577	(3,249)
Mortgage servicing rights amortization and valuation allowance adjustments, net	2,788	2,148
Bank owned life insurance income and insurance proceeds received, net	(2,344)	(3,163)
Increase in other assets	(35,150)	(48,985)
Increase in accrued expenses and other liabilities	45,422	66,967
Net cash provided by operating activities	215,155	207,689
Cash flows from investing activities:
Originations of loans receivable	(2,072,138)	(3,324,411)
Loan purchases through third parties	(275,749)	(405,750)
Principal payments on loans receivable	2,868,045	3,080,819
Proceeds from sales of delinquent and non-performing loans	35,591	14,394
Purchases of securities held-to-maturity	(706,630)	(166,549)
Purchases of securities available-for-sale	-	(322,285)
Principal payments on securities held-to-maturity	836,508	463,718
Principal payments on securities available-for-sale	295,724	158,110
Proceeds from sales of securities available-for-sale	182,844	-
Net redemptions (purchases) of Federal Home Loan Bank of New York stock	34,701	(25,345)
Proceeds from sales of real estate owned, net	33,581	9,237
Purchases of premises and equipment, net of proceeds from sales	(6,491)	(8,848)
Net cash provided by (used in) investing activities	1,225,986	(526,910)
Cash flows from financing activities:
Net (decrease) increase in deposits	(261,305)	59,745
Net (decrease) increase in borrowings with original terms of three months or less	(813,000)	565,100
Proceeds from borrowings with original terms greater than three months	235,000	1,550,000
Repayments of borrowings with original terms greater than three months	(550,000)	(1,800,000)
Net increase in mortgage escrow funds	16,740	33,962
Common stock repurchased	-	(18,090)
Cash dividends paid to stockholders	(35,819)	(70,379)
Cash received for options exercised	252	7,133
Tax benefit (shortfall) excess from share-based payment arrangements, net	(785)	1,524
Net cash (used in) provided by financing activities	(1,408,917)	328,995
Net increase in cash and cash equivalents	32,224	9,774
Cash and cash equivalents at beginning of period	100,293	118,190
Cash and cash equivalents at end of period	$132,517	$127,964

Supplemental disclosures:
Cash paid during the period:
Interest	$431,458	$534,442
Income taxes	$47,134	$51,215
Additions to real estate owned	$50,679	$23,700
Loans transferred to held-for-sale	$55,027	$14,394

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

In addition to Astoria Federal and AF Insurance Agency, Inc., we have another subsidiary, Astoria Capital Trust I, which is not consolidated with Astoria Financial Corporation for financial reporting purposes.  Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, and $3.9 million of common securities which are 100% owned by Astoria Financial Corporation, and using the proceeds to acquire Junior Subordinated Debentures issued by Astoria Financial Corporation.  The Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I.  The Junior Subordinated Debentures are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value.  The Capital Securities have the same prepayment provisions as the Junior Subordinated Debentures.  Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement relating to the Capital Securities.  See Note 9 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of our 2008 Annual Report on Form 10-K for restrictions on our subsidiaries’ ability to pay dividends to us.

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2009 and December 31, 2008, our results of operations for the three and nine months ended September 30, 2009 and 2008, changes in our stockholders’ equity for the nine months ended September 30, 2009 and our cash flows for the nine months ended September 30, 2009 and 2008.  In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of September 30, 2009 and December 31, 2008, and amounts of revenues and expenses in the consolidated statements of income for the three and nine months ended September 30, 2009 and 2008.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the remainder of the year.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.  In preparing these financial statements, we have evaluated events occurring subsequent to September 30, 2009 through November 6, 2009, the date our financial statements were issued, for potential recognition and disclosure.

Effective July 1, 2009, we adopted the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM, or the FASB ASC, which is now the source of authoritative, nongovernmental GAAP.  While the FASB ASC did not change GAAP, all existing authoritative accounting literature, with certain exceptions, was superseded and codified into the FASB ASC.  The references to authoritative accounting literature contained in our disclosures have been modified to refer to general accounting topics within the FASB ASC.

These consolidated financial statements should be read in conjunction with our December 31, 2008 audited consolidated financial statements and related notes included in our 2008 Annual Report on Form 10-K.

2.      Securities

In April 2009, the FASB issued new accounting guidance, which we adopted on April 1, 2009, which amended previous other-than-temporary-impairment, or OTTI, guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  This guidance modified previous requirements for recognizing OTTI on debt securities but did not amend existing recognition and measurement guidance related to OTTI of equity securities.  This guidance expanded and increased the frequency of existing disclosures about OTTI for debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.  As of September 30, 2009, we have not recognized OTTI on any debt securities.  Our adoption of this guidance did not have a material impact on our financial condition or results of operations.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Residential mortgage-backed securities:
REMICs and CMOs (1):
GSE (2) issuance	$861,511	$20,903	$(5)	$882,409
Non-GSE issuance	28,666	-	(584)	28,082
GSE pass-through certificates	36,330	797	(20)	37,107
Total mortgage-backed securities	926,507	21,700	(609)	947,598
Freddie Mac preferred stock	-	6,452	-	6,452
Other securities	40	-	(14)	26
Total securities available-for-sale	$926,547	$28,152	$(623)	$954,076
Held-to-maturity:
Residential mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$2,164,447	$58,125	$(251)	$2,222,321
Non-GSE issuance	96,934	32	(2,368)	94,598
GSE pass-through certificates	1,199	63	-	1,262
Total mortgage-backed securities	2,262,580	58,220	(2,619)	2,318,181
Obligations of U.S. government and GSEs	250,950	2,075	-	253,025
Obligations of states and political subdivisions	4,702	-	-	4,702
Total securities held-to-maturity	$2,518,232	$60,295	$(2,619)	$2,575,908

(1) Real estate mortgage investment conduits and collateralized mortgage obligations
(2) Government-sponsored enterprise

	At December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Residential mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$1,324,004	$8,642	$(13,470)	$1,319,176
Non-GSE issuance	33,795	-	(4,355)	29,440
GSE pass-through certificates	40,383	487	(204)	40,666
Total mortgage-backed securities	1,398,182	9,129	(18,029)	1,389,282
Freddie Mac preferred stock	5,300	-	(4,168)	1,132
Other securities	40	-	(14)	26
Total securities available-for-sale	$1,403,522	$9,129	$(22,211)	$1,390,440
Held-to-maturity:
Residential mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$2,451,155	$16,119	$(2,200)	$2,465,074
Non-GSE issuance	188,473	-	(16,887)	171,586
GSE pass-through certificates	1,558	61	-	1,619
Total mortgage-backed securities	2,641,186	16,180	(19,087)	2,638,279
Obligations of states and political subdivisions	5,676	-	-	5,676
Total securities held-to-maturity	$2,646,862	$16,180	$(19,087)	$2,643,955

The following tables set forth the estimated fair values of securities with gross unrealized losses at September 30, 2009 and December 31, 2008, segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer.

	At September 30, 2009
	Less Than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
REMICs and CMOs:
GSE issuance	$668	$(5)	$-	$-	$668	$(5)
Non-GSE issuance	776	(41)	27,306	(543)	28,082	(584)
GSE pass-through certificates	3,076	(13)	575	(7)	3,651	(20)
Other securities	-	-	2	(14)	2	(14)
Total temporarily impaired securities available-for-sale	$4,520	$(59)	$27,883	$(564)	$32,403	$(623)
Held-to-maturity:
REMICs and CMOs:
GSE issuance	$49,821	$(251)	$-	$-	$49,821	$(251)
Non-GSE issuance	-	-	82,785	(2,368)	82,785	(2,368)
Total temporarily impaired securities held-to-maturity	$49,821	$(251)	$82,785	$(2,368)	$132,606	$(2,619)

	At December 31, 2008
	Less Than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
REMICs and CMOs:
GSE issuance	$167,797	$(499)	$537,772	$(12,971)	$705,569	$(13,470)
Non-GSE issuance	962	(50)	28,205	(4,305)	29,167	(4,355)
GSE pass-through certificates	18,013	(169)	1,389	(35)	19,402	(204)
Freddie Mac preferred stock	1,132	(4,168)	-	-	1,132	(4,168)
Other securities	1	(13)	1	(1)	2	(14)
Total temporarily impaired securities available-for-sale	$187,905	$(4,899)	$567,367	$(17,312)	$755,272	$(22,211)
Held-to-maturity:
REMICs and CMOs:
GSE issuance	$357,335	$(1,202)	$95,249	$(998)	$452,584	$(2,200)
Non-GSE issuance	75,830	(1,991)	95,733	(14,896)	171,563	(16,887)
Total temporarily impaired securities held-to-maturity	$433,165	$(3,193)	$190,982	$(15,894)	$624,147	$(19,087)

We held 56 securities which had an unrealized loss at September 30, 2009 and 146 at December 31, 2008.  At September 30, 2009 and December 31, 2008, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment is directly related to the change in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  None of the unrealized losses are related to credit losses.  Therefore, at September 30, 2009 and December 31, 2008, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

During the nine months ended September 30, 2009, we recorded a $5.3 million OTTI charge to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities.  OTTI charges are included as a component of non-interest income in the consolidated statements of income and are discussed in greater detail below.

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

During the 2009 first quarter, the market values of these securities trended downward from the values observed in the beginning of January.  Our analysis of the market value trends indicated that there was no longer a likelihood of a near-term market value recovery.  Based on the increased duration of the unrealized loss and the unlikelihood of a near-term market value recovery, we concluded, as of March 31, 2009, our Freddie Mac preferred securities were other-than-temporarily impaired and of such little value that a write-off of our remaining cost basis was warranted.  At September 30, 2009, the securities’ market values totaled $6.5 million which is recorded as an unrealized gain on our available-for-sale securities.

For additional information regarding securities impairment, see “Critical Accounting Policies” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

During the nine months ended September 30, 2009, proceeds from sales of securities from the available-for-sale portfolio totaled $182.8 million resulting in gross realized gains of $5.9 million.  There were no sales of securities from the available-for-sale portfolio during the nine months ended September 30, 2008.  Gains and losses on the sale of all securities are determined using the specific identification method.

The amortized cost and estimated fair value of debt securities at September 30, 2009, by contractual maturity, excluding mortgage-backed securities, are summarized in the following table.  Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.  In addition, issuers of certain securities have the right to call obligations with or without prepayment penalties.

	At September 30, 2009
		Estimated
	Amortized	Fair
(In Thousands)	Cost	Value
Available-for-sale:
Due in one year or less	$25	$25
Total available-for-sale	$25	$25
Held-to-maturity:
Due after one year through five years	$250,950	$253,025
Due after five years through ten years	4,702	4,702
Total held-to-maturity	$255,652	$257,727

The balance of accrued interest receivable for securities totaled $13.0 million at September 30, 2009 and $14.7 million at December 31, 2008.

As of September 30, 2009, the amortized cost of the callable securities in our portfolio totaled $251.0 million, all of which are callable within one year and at various times thereafter.

3.      Loans Held-for-Sale, net

Loans held-for-sale, net, includes fifteen and thirty year conforming fixed rate one-to-four family mortgage loans originated for sale as well as certain non-performing loans.  From time to time, we have sold certain delinquent and non-performing loans held in portfolio.  Upon our decision to sell such loans, we reclassify them to held-for-sale at the lower of cost or fair value, less estimated selling costs.  Non-performing loans held-for-sale, included in loans held-for-sale, net, totaled $16.6 million, net of a $2.8 million valuation allowance, as of September 30, 2009.  During the 2009 third quarter, we recorded a lower of cost or market write-down totaling $2.8 million which is included in other non-interest income in the consolidated statements of income.  There were no non-performing loans held-for-sale at December 31, 2008.

4.      Loans Receivable, net

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

	At September 30, 2009		At December 31, 2008
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Mortgage loans (gross):
One-to-four family	$12,005,690	75.70%	$12,349,617	74.42%
Multi-family	2,618,996	16.51	2,911,733	17.55
Commercial real estate	876,697	5.53	941,057	5.67
Construction	27,186	0.17	56,829	0.34
Total mortgage loans	15,528,569	97.91	16,259,236	97.98
Consumer and other loans (gross):
Home equity	304,103	1.91	307,831	1.85
Commercial	13,650	0.09	13,331	0.08
Other	13,998	0.09	14,216	0.09
Total consumer and other loans	331,751	2.09	335,378	2.02
Total loans (gross)	15,860,320	100.00%	16,594,614	100.00%
Net unamortized premiums and deferred loan costs	109,487		117,830
Total loans	15,969,807		16,712,444
Allowance for loan losses	(176,638)		(119,029)
Total loans, net	$15,793,169		$16,593,415

Activity in the allowance for loan losses is summarized as follows:

For the
Nine Months
Ended
(In Thousands)	September 30, 2009
Balance at December 31, 2008	$119,029
Provision charged to operations	150,000
Charge-offs	(96,904)
Recoveries	4,513
Balance at September 30, 2009	$176,638

For additional information regarding the composition of our loan portfolio, non-performing loans and our allowance for loan losses, see “Asset Quality” in Item 2, “MD&A.”

5.      Premises and Equipment, net

Included in premises and equipment, net, is an office building with a carrying value of $16.9 million which was classified as held-for-sale prior to September 30, 2009.  The office building, which is currently unoccupied, is located in Lake Success, New York, and formerly housed our lending operations, which were relocated in March 2008 to a facility which we currently lease in Mineola, New York.  During the 2009 second quarter, we recorded a lower of cost or market write-down of $1.6 million to reduce the carrying amount of the building to its estimated fair value less selling costs.  This charge is included in other non-interest income in the consolidated statements of income.  Due to the current economy and real estate market, we have been unable to sell the building at a reasonable price within a reasonable period of time.  Therefore, as of September 30, 2009, the office building is no longer classified as held-for-sale.  We will resume depreciation of the building over its remaining useful life, based on the current carrying value of $16.9 million, beginning October 2009.

6.      Income Taxes

Gross unrecognized tax benefits totaled $4.0 million at September 30, 2009 compared to $6.0 million at December 31, 2008.  The decrease was primarily a result of settlements with taxing authorities coupled with reductions resulting from tax positions taken during a prior period.  It is reasonably possible that additional decreases in gross unrecognized tax benefits totaling $2.6 million may occur in the next twelve months as a result of a lapse in the applicable statute of limitations.  If realized, all of our unrecognized tax benefits at September 30, 2009 would affect our effective income tax rate.  After the related deferred tax effects, realization of those benefits would reduce income tax expense by $3.0 million.

In addition to the above unrecognized tax benefits, we have accrued liabilities for interest and penalties related to uncertain tax positions totaling $2.7 million at September 30, 2009 compared to $3.6 million at December 31, 2008.  The decrease was primarily a result of settlements with taxing authorities, partially offset by interest accrued during the nine months ended September 30, 2009.  Realization of all of our unrecognized tax benefits would result in a further reduction in income tax expense of $2.0 million for the reversal of accrued interest and penalties, net of the related deferred tax effects.

7.      Earnings Per Share, or EPS

In June 2008, the FASB issued additional accounting guidance, which we adopted on January 1, 2009, related to participating securities which clarified the treatment of such securities for EPS computation purposes.  The guidance concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are to be included in the computation of EPS pursuant to the two-class method.  Our restricted stock awards are considered participating securities pursuant to this guidance.  The two-class method excludes from EPS calculations any dividends paid to participating securities and any undistributed earnings attributable to participating securities from the numerator and excludes the dilutive impact of the participating securities from the denominator.  Prior period EPS data has been presented in accordance with this guidance.

The following table is a reconciliation of basic and diluted EPS.

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
(In Thousands, Except Per Share Data)	2009	2008	2009	2008
Net income (loss)	$8,048	$(16,459)	$19,544	$45,894
Income allocated to participating securities (restricted stock)	(224)	(222)	(683)	(664)
Income (loss) attributable to common shareholders	$7,824	$(16,681)	$18,861	$45,230

Average number of common shares outstanding – basic	90,697	89,547	90,480	89,524
Dilutive effect of stock options (1)	6	-	2	1,029
Average number of common shares outstanding – diluted	90,703	89,547	90,482	90,553

Income (loss) per common share attributable to common shareholders:
Basic	$0.09	$(0.19)	$0.21	$0.51
Diluted	$0.09	$(0.19)	$0.21	$0.50

(1)
Excludes options to purchase 8,044,830 shares of common stock which were outstanding during the three months ended September 30, 2009; options to purchase 8,850,966 shares of common stock which were outstanding during the three months ended September 30, 2008; options to purchase 8,458,997 shares of common stock which were outstanding during the nine months ended September 30, 2009; and options to purchase 4,118,897 shares of common stock which were outstanding during the nine months ended September 30, 2008 because their inclusion would be anti-dilutive.

8.      Stock Incentive Plans

During 2009, 1,126,280 shares of restricted stock were granted to select officers under the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan, and 45,952 shares of restricted stock were granted to directors under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, or the 2007 Director Stock Plan.  Of the restricted stock granted to select officers, 204,570 shares vest one-third per year and 921,710 shares vest one-fifth per year on December 15, beginning December 15, 2009.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2005 Employee Stock Plan, all restricted stock granted pursuant to such grants immediately vests.  The restricted stock granted in 2009 under the 2007 Director Stock Plan vests 100% on February 2, 2012, although awards will immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.

Restricted stock activity in our stock incentive plans for the nine months ended September 30, 2009 is summarized as follows:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2009	846,422	$27.63
Granted	1,172,232	8.19
Vested	(218,151)	28.09
Forfeited	(22,990)	15.60
Nonvested at September 30, 2009	1,777,513	14.91

Stock-based compensation expense is recognized on a straight-line basis over the vesting period  and totaled $938,000, net of taxes of $505,000, for the three months ended September 30, 2009 and totaled $2.8 million, net of taxes of $1.5 million, for the nine months ended September 30, 2009.  Stock-based compensation expense recognized for the three months ended September 30, 2008 totaled $1.3 million, net of taxes of $688,000, and totaled $3.7 million, net of taxes of $2.0 million, for the nine months ended September 30, 2008.  At September 30, 2009, pre-tax compensation cost related to all nonvested awards of restricted stock not yet recognized totaled $17.0 million and will be recognized over a weighted average period of approximately 3.3 years.

9.      Pension Plans and Other Postretirement Benefits

The following tables set forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan.

			Other Postretirement
	Pension Benefits		Benefits
	For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,
(In Thousands)	2009	2008	2009	2008
Service cost	$842	$737	$80	$63
Interest cost	2,799	2,753	298	255
Expected return on plan assets	(2,125)	(3,163)	-	-
Amortization of prior service cost (credit)	61	76	(24)	(24)
Recognized net actuarial loss (gain)	2,012	219	1	(36)
Net periodic cost	$3,589	$622	$355	$258

			Other Postretirement
	Pension Benefits		Benefits
	For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands)	2009	2008	2009	2008
Service cost	$2,584	$2,207	$242	$191
Interest cost	8,423	8,259	833	765
Expected return on plan assets	(6,383)	(9,489)	-	-
Amortization of prior service cost (credit)	185	229	(74)	(74)
Recognized net actuarial loss (gain)	6,136	659	-	(107)
Net periodic cost	$10,945	$1,865	$1,001	$775

10.    Fair Value Measurements

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

We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  GAAP requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In April 2009, the FASB issued additional accounting guidance, which we adopted on April 1, 2009, for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly.  Our adoption of this guidance did not result in a change in valuation techniques and related inputs, or their application, and therefore did not have any material impact on our financial condition or results of operations.

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

Securities available-for-sale
Our available-for-sale securities portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders' equity.

Residential mortgage-backed securities
Substantially all of our securities available-for-sale portfolio consists of mortgage-backed securities.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, available trade information, bids, offers, reference data, monthly payment information and collateral performance.  At September 30, 2009, 97% of our available-for-sale residential mortgage-backed securities portfolio was comprised of GSE securities for which an active market exists for similar securities, making observable inputs readily available.

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at September 30, 2009.

	Carrying Value at September 30, 2009
(In Thousands)	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$882,409	$-	$882,409	$-
Non-GSE issuance REMICs and CMOs	28,082	-	28,082	-
GSE pass-through certificates	37,107	-	37,107	-
Other securities	6,478	6,478	-	-
Total securities available-for-sale	$954,076	$6,478	$947,598	$-

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2009.

					Total Losses
					For the Nine
	Carrying Value at September 30, 2009				Months Ended
(In Thousands)	Total	Level 1	Level 2	Level 3	September 30, 2009
Non-performing loans held-for-sale, net (1)	$16,574	$-	$-	$16,574	$17,639
Impaired loans (2)	111,483	-	-	111,483	28,562
MSR, net	9,211	-	-	9,211	-
REO, net (3)	37,432	-	-	37,432	15,754
Total	$174,700	$-	$-	$174,700	$61,955

(1)
Losses for the nine months ended September 30, 2009 were charged against the allowance for loan losses in the case of a write-down upon the reclassification of a loan to held-for-sale.  Losses subsequent to the reclassification of a loan to held-for-sale were charged to other non-interest income.

(2)	Losses for the nine months ended September 30, 2009 were charged against the allowance for loan losses.
(3)
Losses for the nine months ended September 30, 2009 were charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to REO.  Losses subsequent to the transfer of a loan to REO were charged to REO expense.

11.    Fair Value of Financial Instruments

In April 2009, the FASB issued new accounting guidance, which we adopted on April 1, 2009, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  In addition, this guidance requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments as well as any changes in the methods and significant assumptions used during the period.  Since this guidance is disclosure related, our adoption did not have an impact on our financial condition or results of operations.

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

	At September 30, 2009		At December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Repurchase agreements	$45,380	$45,380	$24,060	$24,060
Securities held-to-maturity	2,518,232	2,575,908	2,646,862	2,643,955
FHLB-NY stock	177,199	177,199	211,900	211,900
Loans held-for-sale, net (1)	34,841	35,476	5,272	5,391
Loans receivable, net (1)	15,793,169	16,165,038	16,593,415	16,843,033
MSR, net (1)	9,211	9,229	8,216	8,236

Financial Liabilities:
Deposits	13,218,619	13,383,683	13,479,924	13,636,753
Borrowings, net	5,837,723	6,331,893	6,965,274	7,567,454

(1)  Includes totals for assets measured at fair value on a non-recurring basis as disclosed in Note 10.

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

Outstanding commitments
Outstanding commitments include (1) commitments to extend credit and unadvanced lines of credit for which fair values were estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers and (2) commitments to sell residential mortgage loans for which fair values were estimated based on current secondary market prices for commitments with similar terms.  Due to the short-term nature of our outstanding commitments, the fair values of these commitments are immaterial to our financial condition and are not presented in the table above.

12.    Goodwill Litigation

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

13.    Impact of Accounting Standards and Interpretations

In December 2008, the FASB issued new accounting guidance related to employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This guidance clarifies that the objectives of the disclosures about postretirement benefit plan assets are to provide users of financial statements with an understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets.  In addition, this guidance expands the disclosures related to these overall objectives.  The disclosures about plan assets required by this guidance are effective for fiscal years ending after December 15, 2009.  Upon initial application, the disclosures are not required for earlier periods that are presented for comparative purposes, although earlier application is permitted.

In June 2009, the FASB issued new accounting guidance related to accounting for transfers of financial assets.  This guidance eliminates the concept of a qualifying special-purpose entity; changes the requirements for derecognizing financial assets; and requires additional disclosures.  This guidance enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  This guidance is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009.  We are currently evaluating the impact this guidance will have on our financial condition and results of operations.

In June 2009, the FASB issued new accounting guidance to improve financial reporting by companies involved with variable interest entities.  This guidance amends existing guidance for determining whether an entity is a variable interest entity and amends the criteria for identification of the primary beneficiary of a variable interest entity by requiring a qualitative analysis rather than a quantitative analysis; and requires continuous reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This guidance is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009.  We are currently evaluating the impact this guidance will have on our financial condition and results of operations.

In August 2009, the FASB issued new accounting guidance related to the measurement of the fair value of a liability in the absence of a quoted price in an active market for an identical liability.  This guidance is effective for the first reporting period, including interim periods, beginning after August 2009, with early application permitted if financial statements for prior periods have not been issued.  Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate.  In the period of adoption, a reporting entity shall disclose a change, if any, in valuation technique and related inputs resulting from the application of this guidance and quantify the total effect, if practicable.  As we do not have any material liabilities measured at fair value on a recurring or non-recurring basis, this guidance will not have a material effect on our financial condition or results of operations.

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

During the nine months ended September 30, 2009, the national economy remained in a recession, with continued weakness in the housing and real estate markets and rising unemployment.  During the nine months ended September 30, 2009, job losses totaled 4.1 million and the unemployment rate increased to 9.8% for September 2009.  Although there was continued weakness in the economy during the 2009 third quarter, the nine months ended September 30, 2009 have shown a gradual improvement over the 2008 fourth quarter, during which time the disruption and volatility in the financial and capital markets reached a crisis level as national and global credit markets ceased to function effectively.  Concern for the stability of the banking and financial systems reached a magnitude which resulted in unprecedented government intervention including, but not limited to, the passage of the Emergency Economic Stabilization Act of 2008 and the implementation of the Capital Purchase Program, or CPP, the Temporary Liquidity Guarantee Program, or TLGP, the Troubled Asset Relief Program, the Commercial Paper Funding Facility, the Capital Assistance Program, the Supervisory Capital Assessment Program and the Public-Private Investment Program, which are described in greater detail in Part II, Item 1A. “Risk Factors” in our June 30, 2009 Quarterly Report on Form 10-Q and in Item 1. “Business” of our 2008 Annual Report on Form 10-K.  During 2009, some of these programs were expanded to stimulate the economy and stabilize the housing market.

The Federal Open Market Committee, or FOMC, has responded with monetary stimulus as well.  The FOMC reduced the federal funds rate by 400+ basis points in 2008, bringing the target rate to 0.00% to 0.25%, where it remained through September 30, 2009.

As the premier Long Island community bank, our goals are to enhance shareholder value while building a solid banking franchise.  We focus on growing our core businesses of mortgage portfolio lending and retail banking while maintaining strong asset quality and controlling operating expenses.  We also provide returns to shareholders through dividends and stock repurchases although we have currently suspended our stock repurchase program and reduced our dividend to preserve capital and increase our capital ratios during this period of widespread economic distress.

Total assets decreased during the nine months ended September 30, 2009, primarily due to decreases in our loan and securities portfolios.  The decrease in our loan portfolio was primarily due to decreases in each of our mortgage loan portfolios, primarily one-to-four family and multi-family loans, resulting from repayments outpacing origination and purchase volume.  Repayments remained at elevated levels as interest rates on thirty year fixed rate mortgages declined and more loans in our portfolio qualified under the expanded loan amount limits that conform to GSE guidelines, or the expanded conforming loan limits, and were refinanced into fixed rate mortgages.  During the 2009 second quarter, in response to declining customer demand for adjustable rate products, we began originating and retaining for portfolio jumbo fifteen year mortgage loans.  The decrease in our securities portfolio was primarily the result of cash flow from repayments and sales exceeding securities purchased.

Total deposits decreased during the nine months ended September 30, 2009.  This decrease was primarily due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, money market and NOW and demand deposit accounts.  The increases in low cost savings, money market and NOW and demand deposit accounts reflect the decrease in competition for core community deposits, from that which we experienced during 2008, as credit markets have eased somewhat and larger institutions have utilized these alternative funding sources.  Deposits decreased during the 2009 third quarter as we reduced our focus on certificates of deposit to offset the impact of accelerated prepayment activity in our loan and securities portfolios.  Cash flows from mortgage loan and securities repayments, coupled with deposit growth during the first half of 2009, in excess of mortgage loan originations and purchases and securities purchases enabled us to repay a portion of our matured borrowings during the first half of 2009, which resulted in a decrease in our borrowings portfolio from December 31, 2008.

Net income increased for the three months ended September 30, 2009, compared to a net loss for the three months ended September 30, 2008.  This increase is primarily due to a decrease in OTTI charges resulting from a $77.7 million, pre-tax, OTTI charge recorded in the 2008 third quarter related to our investment in two issues of Freddie Mac perpetual preferred securities, discussed in Note 2 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited),” partially offset by increases in the provision for loan losses and non-interest expense and a decrease in net interest income.  Net income for the nine months ended September 30, 2009 decreased compared to the nine months ended September 30, 2008.  This decrease was primarily due to increases in the provision for loan losses and non-interest expense, partially offset by a decrease in OTTI charges and an increase in net interest income.

Net interest income decreased for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, due to a decrease in interest income, substantially offset by a decrease in interest expense.  For the nine months ended September 30, 2009, net interest income increased, compared to the nine months ended September 30, 2008, as a result of a decrease in interest expense, partially offset by a decrease in interest income.  The net interest margin and the net interest rate spread for the three and nine months ended September 30, 2009 increased compared to the three and nine months ended September 30, 2008.  The decreases in interest income were primarily due to decreases in the average yields on interest-earning assets, due in part to increases in our non-performing loans, and decreases in the average balances of mortgage-backed and other securities and multi-family, commercial real estate and construction loans, which, for the nine months ended September 30, 2009, were partially offset by an increase in the average balance of one-to-four family mortgage loans.  The decreases in interest expense were primarily due to decreases in the average costs of our certificates of deposit and Liquid CDs and decreases in the average balances of borrowings and Liquid CDs, partially offset by increases in the average balances of certificates of deposit.  Also contributing to the decrease in interest expense for the nine months ended September 30, 2009 was a decrease in the average cost of our borrowings.

The provisions for loan losses recorded during the three and nine months ended September 30, 2009 reflect the increase in and composition of our loan delinquencies, non-performing loans and net loan charge-offs, as well as our evaluation of the continued weakness in the housing and real estate markets and overall economy, particularly the continued pace of job losses.  As a primarily residential lender, we are vulnerable to the impact of a severe job loss recession, due to its negative impact on the financial condition of residential borrowers and their ability to remain current on their mortgage loans.  Non-interest income increased primarily due to the decreases in OTTI charges, coupled with increases in gain on sales of securities and mortgage banking income, net, partially offset by decreases in other non-interest income, income from BOLI and customer service fees.  The increase in non-interest expense for the three months ended September 30, 2009 was primarily due to a significant increase in regular Federal Deposit Insurance Corporation, or FDIC, insurance premiums, partially offset by a decrease in advertising expense.  For the nine months ended September 30, 2009, the increase in non-interest expense was primarily due to a significant increase in regular FDIC insurance premiums, the second quarter $9.9 million FDIC special assessment and an increase in compensation and benefits expense, primarily pension expense, partially offset by decreases in occupancy, equipment and systems expense and advertising expense.

Although the economy is beginning to show signs of improvement, we continue to face challenges associated with high unemployment and depressed real estate values.  We expect that job losses and economic weakness will continue to strain the financial condition of prime residential borrowers and their ability to remain current on their mortgage loans and the ability of tenants to pay rent in multi-family properties.  This may result in somewhat higher non-performing loans and total delinquencies, although total loan delinquencies have recently shown signs of stabilizing.  We are encouraged by the consecutive quarterly decline in 30 to 89 day loan delinquencies.  If this trend continues, it should have a positive impact on future credit costs.  In the near term, as a result of low interest rates for thirty year conforming mortgage loans, which we do not retain for our portfolio, coupled with the expanded conforming loan limits in many of the markets we operate in, loan prepayments will remain elevated and temper loan growth.  We expect modest increases in the net interest margin going forward as we begin to realize the benefit from the reduction in excess liquidity and the significant certificate of deposit repricing opportunities in the 2009 fourth quarter and 2010 first quarter.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of our 2008 Annual Report on Form 10-K, as supplemented by our quarterly reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 and this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section of our 2008 Annual Report on Form 10-K.

Allowance for Loan Losses

Our allowance for loan losses is established and maintained through a provision for loan losses based on our evaluation of the probable inherent losses in our loan portfolio.  We evaluate the adequacy of our allowance on a quarterly basis.  The allowance is comprised of both specific valuation allowances and general valuation allowances.

Specific valuation allowances are established in connection with individual loan reviews and the asset classification process, including the procedures for impairment recognition under GAAP.  Such evaluation, which includes a review of loans on which full collectibility is not reasonably assured, considers the current estimated fair value of the underlying collateral, if any, current and anticipated economic and regulatory conditions, current and historical loss experience of similar loans and other factors that determine risk exposure to arrive at an adequate loan loss allowance.

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

The primary considerations in establishing specific valuation allowances are the current estimated value of a loan’s underlying collateral and the loan’s payment history.  We update our estimates of collateral value for non-performing multi-family, commercial real estate and construction mortgage loans in excess of $1.0 million and one-to-four family mortgage loans which are 180 days or more delinquent, annually, and certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral.  For one-to-four family mortgage loans, updated estimates of collateral value are obtained through appraisals, broker opinions or automated valuation models.  For multi-family and commercial real estate properties, we estimate collateral value through appraisals or internal cash flow analyses when current financial information is available, coupled with, in most cases, an inspection of the property.  Other current and anticipated economic conditions on which our specific valuation allowances rely are the impact that national and/or local economic and business conditions may have on borrowers, the impact that local real estate markets may have on collateral values, the level and direction of interest rates and their combined effect on real estate values and the ability of borrowers to service debt.  For multi-family and commercial real estate loans, additional factors specific to a borrower or the underlying collateral are considered.  These factors include, but are not limited to, the composition of tenancy, occupancy levels for the property, location of the property, cash flow estimates and, to a lesser degree, the existence of personal guarantees.  We also review all regulatory notices, bulletins and memoranda with the purpose of identifying upcoming changes in regulatory conditions which may impact our calculation of specific valuation allowances.  The OTS periodically reviews our reserve methodology during regulatory examinations and any comments regarding changes to reserves or loan classifications are considered by management in determining valuation allowances.

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

As a result of our updated charge-off and loss analyses, we modified certain allowance coverage percentages during each quarter of 2009 to reflect our current estimates of the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances.  Based on our evaluation of the continued weakness in the housing and real estate markets and overall economy, in particular, the significant increase in unemployment, and the increase in and composition of our delinquencies, non-performing loans and net loan charge-offs, we determined that an allowance for loan losses of $176.6 million was required at September 30, 2009, compared to $119.0 million at December 31, 2008, resulting in a provision for loan losses of $150.0 million for the nine months ended September 30, 2009.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at the reporting dates.

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

At September 30, 2009, our MSR, net, had an estimated fair value of $9.2 million and were valued based on expected future cash flows considering a weighted average discount rate of 11.04%, a weighted average constant prepayment rate on mortgages of 18.69% and a weighted average life of 4.2 years.  At December 31, 2008, our MSR, net, had an estimated fair value of $8.2 million and were valued based on expected future cash flows considering a weighted average discount rate of 12.99%, a weighted average constant prepayment rate on mortgages of 17.26% and a weighted average life of 4.3 years.

The fair value of MSR is highly sensitive to changes in assumptions.  Changes in prepayment speed assumptions generally have the most significant impact on the fair value of our MSR.  Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR.  As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR.  Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.  Assuming an increase in interest rates of 100 basis points at September 30, 2009, the estimated fair value of our MSR would have been $3.2 million greater.  Assuming a decrease in interest rates of 100 basis points at September 30, 2009, the estimated fair value of our MSR would have been $3.4 million lower.

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

At September 30, 2009, the carrying amount of our goodwill totaled $185.2 million.  On September 30, 2009, we performed our annual goodwill impairment test and determined the estimated fair value of our reporting unit to be in excess of its carrying amount.  Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.

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

Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer.  GSE issuance mortgage-backed securities comprised 89% of our securities portfolio at September 30, 2009.  Non-GSE issuance mortgage-backed securities at September 30, 2009 comprised 4% of our securities portfolio and had an amortized cost of $125.6 million, 23% of which are classified as available-for-sale and 77% of which are classified as held-to-maturity.  Substantially all of our non-GSE issuance securities have a AAA credit rating and they have performed similarly to our GSE issuance securities.  The current mortgage market conditions reflecting credit quality concerns have not significantly impacted the performance of our non-GSE securities.  Based on the high quality of our investment portfolio, current market conditions have not significantly impacted the pricing of our portfolio or our ability to obtain reliable prices.

The fair value of our investment portfolio is primarily impacted by changes in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of OTTI considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income.  At September 30, 2009, we had 56 securities with an estimated fair value totaling $165.0 million which had an unrealized loss totaling $3.2 million.  Of the securities in an unrealized loss position at September 30, 2009, $110.7 million, with an unrealized loss of $2.9 million, have been in a continuous unrealized loss position for more than twelve months.  At September 30, 2009, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

During the nine months ended September 30, 2009, we recorded a $5.3 million OTTI charge to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities.  During the nine months ended September 30, 2008, we recorded a $77.7 million OTTI charge to reduce the carrying amount of our investment in these securities to their market value of $5.3 million at September 30, 2008.  For additional information regarding securities impairment and the OTTI charges, see Note 2 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities.  The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity.  Principal payments on loans and securities totaled $4.00 billion for the nine months ended September 30, 2009 and $3.70 billion for the nine months ended September 30, 2008.  The net increase in loan and securities repayments for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, was primarily due to an increase in securities repayments, partially offset by a decrease in loan repayments.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings.  Net cash provided by operating activities totaled $215.2 million for the nine months ended September 30, 2009 and $207.7 million for the nine months ended September 30, 2008.  Deposits decreased $261.3 million during the nine months ended September 30, 2009 and increased $59.7 million during the nine months ended September 30, 2008.  The net decrease in deposits for the nine months ended September 30, 2009 was primarily due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, money market and NOW and demand deposit accounts.  The increases in low cost savings, money market and NOW and demand deposit accounts reflect the decrease in competition for core community deposits, from that which we experienced during 2008, as credit markets have eased somewhat and larger institutions have utilized these alternative funding sources.  Deposits decreased during the 2009 third quarter as we reduced our focus on certificates of deposit to offset the impact of accelerated prepayment activity in our loan and securities portfolios.  The net increase in deposits for the nine months ended September 30, 2008 was primarily due to an increase in certificates of deposit, partially offset by decreases in all other deposit accounts, primarily Liquid CDs.

Net borrowings decreased $1.13 billion during the nine months ended September 30, 2009 and increased $315.6 million during the nine months ended September 30, 2008.  The decrease in net borrowings during the nine months ended September 30, 2009 was primarily the result of cash flows from mortgage loan and securities repayments, coupled with deposit growth during the first half of 2009, in excess of mortgage loan originations and purchases and securities purchases which enabled us to repay a portion of our matured borrowings during the first half of 2009.  The increase in net borrowings during the nine months ended September 30, 2008 was primarily the result of our use of lower cost borrowings to fund asset growth, particularly in the 2008 third quarter.

Our primary use of funds is for the origination and purchase of mortgage loans.  Gross mortgage loans originated and purchased for portfolio during the nine months ended September 30, 2009 totaled $2.24 billion, of which $1.97 billion were originations and $273.5 million were purchases.  This compares to gross mortgage loans originated and purchased for portfolio during the nine months ended September 30, 2008 totaling $3.59 billion, of which $3.19 billion were originations and $402.3 million were purchases.  The decrease in mortgage loan originations and purchases was due to a decrease in one-to-four family mortgage loan originations and purchases, coupled with a decrease in multi-family and commercial real estate loan originations.  One-to-four family mortgage loan origination and purchase volume has been negatively affected by decreases in interest rates on thirty year fixed rate mortgages and the expanded conforming loan limits resulting in more borrowers opting for thirty year fixed rate mortgages which we do not retain for portfolio.  We originated loans held-for-sale totaling $333.3 million during the nine months ended September 30, 2009, compared to $107.5 million during the nine months ended September 30, 2008.  The increase in originations of loans held-for-sale reflects the impact of the expanded conforming loan limits and rapid decline in interest rates for these fixed rate products.  The decrease in multi-family and commercial real estate loan originations reflects our decision to currently only offer such loans to select existing customers in New York.  During the nine months ended September 30, 2009, we purchased securities to utilize a portion of the cash flows from mortgage loan and securities repayments in excess of mortgage loan originations and purchases.  Purchases of securities totaled $706.6 million during the nine months ended September 30, 2009 and $488.8 million during the nine months ended September 30, 2008.

We maintain liquidity levels to meet our operational needs in the normal course of our business.  The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities.  Cash and due from banks and repurchase agreements, our most liquid assets, increased $32.2 million to $132.5 million at September 30, 2009, from $100.3 million at December 31, 2008.  At September 30, 2009, we had $1.15 billion in borrowings with a weighted average rate of 3.79% maturing over the next twelve months.  We have the flexibility to either repay or rollover these borrowings as they mature.  In addition, we had $7.23 billion in certificates of deposit and Liquid CDs at September 30, 2009 with a weighted average rate of 2.68% maturing over the next twelve months.  We have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates at September 30, 2009.

				Certificates of Deposit
	Borrowings			and Liquid CDs
			Weighted			Weighted
			Average			Average
(Dollars in Millions)	Amount		Rate	Amount		Rate
Contractual Maturity:
Twelve months or less	$1,150		3.79%	$7,230	(1)	2.68%
Thirteen to thirty-six months	2,160	(2)	3.92	1,654		3.79
Thirty-seven to sixty months	450	(3)	4.93	521		3.67
Over sixty months	2,079	(4)	4.67	2		3.97
Total	$5,839		4.24%	$9,407		2.93%

(1)	Includes $812.1 million of Liquid CDs with a weighted average rate of 0.64% and $6.42 billion of certificates of deposit with a weighted average rate of 2.94%.
(2)	Includes $1.08 billion of borrowings, with a weighted average rate of 4.39%, which are callable by the counterparty within the next three months and at various times thereafter.
(3)	Includes $200.0 million of borrowings, with a weighted average rate of 3.90%, which are callable by the counterparty within the next three months and at various times thereafter.
(4)	Includes $1.95 billion of borrowings, with a weighted average rate of 4.34%, which are callable by the counterparty within the next three months and at various times thereafter.

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

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of interest on its debt obligations and repurchases of common stock, although as of September 30, 2009 we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.  Astoria Financial Corporation paid interest on its debt obligations totaling $13.3 million during the nine months ended September 30, 2009.  Our payment of dividends totaled $35.8 million during the nine months ended September 30, 2009.  Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal.  Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation.  During the nine months ended September 30, 2009, Astoria Federal paid dividends to Astoria Financial Corporation totaling $68.6 million.

We have elected to participate in the FDIC’s TLGP which permits the FDIC to guarantee certain senior unsecured debt issued prior to October 31, 2009 and fully insure our non-interest bearing transaction deposit accounts through June 30, 2010.  The debt guarantee component of the TLGP concluded on October 31, 2009; however, the FDIC has established a limited emergency guarantee facility, for debt issued on or before April 30, 2010, that will be available on an application basis to TLGP participants that are unable to issue non-guaranteed debt to replace maturing senior unsecured debt because of market disruptions or other circumstances beyond their control.  We have not issued any senior unsecured debt since the FDIC’s adoption of the TLGP and we do not have any senior unsecured debt maturing prior to April 30, 2010.  In addition, we have elected not to participate in the CPP.

On September 1, 2009, we paid a quarterly cash dividend of $0.13 per share on shares of our common stock outstanding as of the close of business on August 17, 2009 totaling $11.9 million. On October 21, 2009, we declared a quarterly cash dividend of $0.13 per share on shares of our common stock payable on December 1, 2009 to stockholders of record as of the close of business on November 16, 2009.

Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  During the nine months ended September 30, 2009, there were no repurchases of our common stock.  At September 30, 2009, a maximum of 8,107,300 shares may yet be purchased under this plan.

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At September 30, 2009, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.72%, leverage capital ratio of 6.72% and total risk-based capital ratio of 12.77%.  The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%.  Astoria Federal’s Tier 1 risk-based capital ratio was 11.49% at September 30, 2009.  As of September 30, 2009, Astoria Federal continues to be a well capitalized institution for all bank regulatory purposes.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments.  Commitments to sell loans totaled $59.6 million at September 30, 2009.  The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.  We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2008.

The following table details our contractual obligations at September 30, 2009.

	Payments due by period
		Less than	One to	Three to	More than
(In Thousands)	Total	One Year	Three Years	Five Years	Five Years
Contractual Obligations:
Borrowings with original terms greater than three months	$5,838,866	$1,150,000	$2,160,000	$450,000	$2,078,866
Commitments to originate and purchase loans (1)	604,736	604,736	-	-	-
Commitments to fund unused lines of credit (2)	316,027	316,027	-	-	-
Total	$6,759,629	$2,070,763	$2,160,000	$450,000	$2,078,866

(1)  Commitments to originate and purchase loans include commitments to originate loans held-for-sale of $50.2 million.
(2)  Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions.  For further information regarding these liabilities, see Note 6 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”  We also have contingent liabilities related to assets sold with recourse and standby letters of credit which have not changed significantly from December 31, 2008.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “MD&A,” in our 2008 Annual Report on Form 10-K.

Comparison of Financial Condition as of September 30, 2009 and December 31, 2008 and Operating Results for the Three and Nine Months Ended September 30, 2009 and 2008

Financial Condition

Total assets decreased $1.31 billion to $20.67 billion at September 30, 2009, from $21.98 billion at December 31, 2008.  The decrease in total assets primarily reflects decreases in loans receivable and securities.

Loans receivable, net, decreased $800.2 million to $15.79 billion at September 30, 2009, from $16.59 billion at December 31, 2008.  This decrease was a result of the levels of repayments outpacing our mortgage loan origination and purchase volume during the nine months ended September 30, 2009, coupled with an increase of $57.6 million in the allowance for loan losses to $176.6 million at September 30, 2009, from $119.0 million at December 31, 2008.  For additional information on the allowance for loan losses, see “Provision for Loan Losses” and “Asset Quality.”

Mortgage loans, net, decreased $738.2 million to $15.63 billion at September 30, 2009, from $16.37 billion at December 31, 2008.  This decrease was due to decreases in each of our mortgage loan portfolios, primarily one-to-four family and multi-family loans.  Mortgage loan repayments decreased to $2.78 billion for the nine months ended September 30, 2009, from $2.96 billion for the nine months ended September 30, 2008.  Gross mortgage loans originated and purchased for portfolio during the nine months ended September 30, 2009 totaled $2.24 billion, of which $1.97 billion were originations and $273.5 million were purchases. This compares to gross mortgage loans originated and purchased for portfolio during the nine months ended September 30, 2008 totaling $3.59 billion, of which $3.19 billion were originations and $402.3 million were purchases.  In addition, we originated loans held-for-sale totaling $333.3 million during the nine months ended September 30, 2009 and $107.5 million during the nine months ended September 30, 2008.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans.  Our one-to-four family mortgage loans decreased $343.9 million to $12.01 billion at September 30, 2009, from $12.35 billion at December 31, 2008, and represented 75.7% of our total loan portfolio at September 30, 2009.  The decrease was primarily the result of the levels of repayments which outpaced our originations and purchases during the nine months ended September 30, 2009.  One-to-four family mortgage loan originations and purchases for portfolio totaled $2.23 billion for the nine months ended September 30, 2009 and $3.24 billion for the nine months ended September 30, 2008.  One-to-four family mortgage loan origination and purchase volume for portfolio has been negatively affected by declining interest rates for thirty year fixed rate mortgages and the expanded conforming loan limits resulting in more borrowers opting for thirty year fixed rate mortgages which we do not retain for portfolio.  During the nine months ended September 30, 2009, the loan-to-value ratio of our one-to-four family mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 57% and the loan amount averaged approximately $725,000.

Our multi-family mortgage loan portfolio decreased $292.7 million to $2.62 billion at September 30, 2009, from $2.91 billion at December 31, 2008.  Our commercial real estate loan portfolio decreased $64.4 million to $876.7 million at September 30, 2009, from $941.1 million at December 31, 2008.  Multi-family and commercial real estate loan originations totaled $10.2 million for the nine months ended September 30, 2009 and $347.9 million for the nine months ended September 30, 2008.  We are currently only offering to originate such loans to select existing customers in New York and did not originate any such loans during the 2009 third quarter.

Securities decreased $565.0 million to $3.47 billion at September 30, 2009, from $4.04 billion at December 31, 2008.  This decrease was primarily the result of principal payments received of $1.13 billion, sales of $176.9 million and the $5.3 million OTTI charge previously discussed, partially offset by purchases of $706.6 million and a net increase of $40.6 million in the fair value of our securities available-for-sale.  For additional information regarding our securities portfolio and the OTTI charge, see Note 2 of Notes to Consolidated Financial Statements, in Item 1, “Financial Statements (Unaudited).” At September 30, 2009, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities.  The amortized cost of our fixed rate REMICs and CMOs totaled $3.15 billion at September 30, 2009 and had a weighted average current coupon of 4.19%, a weighted average collateral coupon of 5.69% and a weighted average life of 1.9 years.

Deposits decreased $261.3 million to $13.22 billion at September 30, 2009, from $13.48 billion at December 31, 2008, primarily due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, money market and NOW and demand deposit accounts.  Certificates of deposit decreased $314.4 million since December 31, 2008 to $8.59 billion at September 30, 2009.  Liquid CDs decreased $169.6 million since December 31, 2008 to $812.1 million at September 30, 2009.  Savings accounts increased $126.4 million since December 31, 2008 to $1.96 billion at September 30, 2009.  NOW and demand deposit accounts increased $55.1 million since December 31, 2008 to $1.52 billion at September 30, 2009.  Money market accounts increased $41.2 million since December 31, 2008 to $330.3 million at September 30, 2009.  The increases in savings, NOW and demand deposit and money market accounts reflects the diminished intense competition for core community deposits from that which we experienced during 2008.  Deposits decreased during the 2009 third quarter as we reduced our focus on certificates of deposit to offset the impact of accelerated prepayment activity in our loan and securities portfolios.

Total borrowings, net, decreased $1.13 billion to $5.84 billion at September 30, 2009, from $6.97 billion at December 31, 2008.  The decrease in total borrowings was primarily the result of cash flows from mortgage loan and securities repayments, coupled with deposit growth during the first half of 2009, in excess of mortgage loan originations and purchases and securities purchases which enabled us to repay a portion of our matured borrowings during the first half of 2009.

Stockholders' equity increased $24.1 million to $1.21 billion at September 30, 2009, from $1.18 billion at December 31, 2008.  The increase in stockholders’ equity was due to a decrease in accumulated other comprehensive loss of $30.4 million, primarily due to a net unrealized gain on securities available-for-sale, net income of $19.5 million and stock-based compensation and the allocation of shares held by the employee stock ownership plan, or ESOP, of $10.5 million.  These increases were partially offset by dividends declared of $35.8 million.

Results of Operations

General

Net income for the three months ended September 30, 2009 increased $24.5 million to $8.0 million, from a net loss of $16.5 million for the three months ended September 30, 2008.  Diluted earnings per common share was $0.09 per share for the three months ended September 30, 2009,  compared to $0.19 diluted loss per common share for the three months ended September 30, 2008.  Return on average assets increased to 0.15% for the three months ended September 30, 2009, from negative 0.30% for the three months ended September 30, 2008.  Return on average stockholders’ equity increased to 2.69% for the three months ended September 30, 2009, from negative 5.47% for the three months ended September 30, 2008.  Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, increased to 3.18% for the three months ended September 30, 2009, from negative 6.47% for the three months ended September 30, 2008.  The increases in these returns were primarily due to the increase in net income.

Net income for the nine months ended September 30, 2009 decreased $26.4 million to $19.5 million, from $45.9 million for the nine months ended September 30, 2008.  Diluted earnings per common share decreased to $0.21 per share for the nine months ended September 30, 2009, from $0.50 per share for the nine months ended September 30, 2008.  Return on average assets decreased to 0.12% for the nine months ended September 30, 2009, from 0.28% for the nine months ended September 30, 2008.  Return on average stockholders’ equity decreased to 2.18% for the nine months ended September 30, 2009, from 5.04% for the nine months ended September 30, 2008.  Return on average tangible stockholders’ equity decreased to 2.58% for the nine months ended September 30, 2009, from 5.95% for the nine months ended September 30, 2008.  The decreases in these returns were primarily due to the decrease in net income.

Our results of operations for the nine months ended September 30, 2009 include a $9.9 million, before-tax ($6.4 million, after-tax), FDIC special assessment, a $5.3 million, before-tax ($3.4 million, after-tax), OTTI charge to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities and a $1.6 million, before-tax ($1.0 million, after-tax), lower of cost or market write-down of premises and equipment held-for-sale.  These charges reduced diluted earnings per common share by $0.12 per share for the nine months ended September 30, 2009.  These charges also reduced our return on average assets by 7 basis points, return on average stockholders’ equity by 121 basis points and return on average tangible stockholders’ equity by 143 basis points for the nine months ended September 30, 2009.

Our results of operations for the three and nine months ended September 30, 2008 include a $77.7 million, before-tax ($57.9 million, after-tax), OTTI charge to reduce the carrying amount of our investment in two issues of Freddie Mac perpetual preferred securities to their market value of $5.3 million at September 30, 2008.  For the three and nine months ended September 30, 2008, this charge reduced diluted earnings per common share by $0.64 per share. For the three months ended September 30, 2008, this charge reduced our return on average assets by 106 basis points, return on average stockholders’ equity by 1,924 basis points and return on average tangible stockholders’ equity by 2,275 basis points.  For the nine months ended September 30, 2008, this charge reduced our return on average assets by 36 basis points, return on average stockholders’ equity by 637 basis points and return on average tangible stockholders’ equity by 751 basis points.  The tax benefit recognized on this charge was based on the treatment of the charge as a capital loss for income tax purposes which limited the tax benefit we recognized during the three and nine months ended September 30, 2008.  The tax treatment of gains or losses from the sale or exchange of Fannie Mae or Freddie Mac preferred stock by an “applicable financial institution,” such as us, was changed in the 2008 fourth quarter, to treat the charge as an ordinary loss for income tax purposes, and enabled us to recognize an additional tax benefit of $7.4 million in the 2008 fourth quarter.

For further discussion of the FDIC special assessment, see “Non-Interest Expense.”  See Note 2 for further discussion of the OTTI charges and see Note 5 for further discussion of the lower of cost or market write-down of premises and equipment held-for-sale in Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

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

For the three months ended September 30, 2009, net interest income decreased $4.0 million to $103.1 million, from $107.1 million for the three months ended September 30, 2008, primarily due to a decrease in interest income, substantially offset by a decrease in interest expense.  For the nine months ended September 30, 2009, net interest income increased $43.4 million to $323.8 million for the nine months ended September 30, 2009, from $280.4 million for the nine months ended September 30, 2008, primarily due to a decrease in interest expense, partially offset by a decrease in interest income.  The net interest margin increased to 2.07% for the three months ended September 30, 2009, from 2.06% for the three months ended September 30, 2008 and increased to 2.13% for the nine months ended September 30, 2009, from 1.81% for the nine months ended September 30, 2008.  The net interest rate spread increased to 1.98% for the three months ended September 30, 2009, from 1.96% for the three months ended September 30, 2008 and increased to 2.03% for the nine months ended September 30, 2009, from 1.71% for the nine months ended September 30, 2008.  The average balance of net interest-earning assets increased $40.9 million to $634.7 million for the three months ended September 30, 2009, from $593.8 million for the three months ended September 30, 2008, and increased $22.1 million to $631.7 million for the nine months ended September 30, 2009, from $609.6 million for the nine months ended September 30, 2008.

The decreases in interest income for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008, were primarily due to decreases in the average yields on interest-earning assets and decreases in the average balances of mortgage-backed and other securities and multi-family, commercial real estate and construction loans, which, for the nine months ended September 30, 2009, were partially offset by an increase in the average balance of one-to-four family mortgage loans.  The decreases in interest expense for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008, were primarily due to decreases in the average costs of certificates of deposit and Liquid CDs and decreases in the average balances of borrowings and Liquid CDs, partially offset by increases in the average balances of certificates of deposit.  Also contributing to the decrease in interest expense for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, was a decrease in the average cost of our borrowings.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following tables set forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three and nine months ended September 30, 2009 and 2008.  Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown.  Average balances are derived from average daily balances.  The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended September 30,
	2009				2008
				Average				Average
	Average			Yield/	Average			Yield/
(Dollars in Thousands)	Balance		Interest	Cost	Balance		Interest	Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$12,071,749		$147,765	4.90%	$12,159,385		$163,154	5.37%
Multi-family, commercial
real estate and construction	3,610,912		52,947	5.87	3,915,922		57,982	5.92
Consumer and other loans (1)	334,282		2,760	3.30	338,947		4,103	4.84
Total loans	16,016,943		203,472	5.08	16,414,254		225,239	5.49
Mortgage-backed and
other securities (2)	3,451,257		35,980	4.17	4,146,498		45,341	4.37
Repurchase agreements and
interest-earning cash accounts	299,242		163	0.22	40,133		214	2.13
FHLB-NY stock	177,285		2,487	5.61	215,409		3,148	5.85
Total interest-earning assets	19,944,727		242,102	4.86	20,816,294		273,942	5.26
Goodwill	185,151				185,151
Other non-interest-earning assets	856,892				881,458
Total assets	$20,986,770				$21,882,903

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings	$1,950,731		1,989	0.41	$1,865,841		1,898	0.41
Money market	328,826		447	0.54	312,224		811	1.04
NOW and demand deposit	1,545,609		258	0.07	1,477,188		336	0.09
Liquid CDs	860,239		1,708	0.79	1,157,399		7,195	2.49
Total core deposits	4,685,405		4,402	0.38	4,812,652		10,240	0.85
Certificates of deposit	8,738,587		70,946	3.25	8,259,422		82,727	4.01
Total deposits	13,423,992		75,348	2.25	13,072,074		92,967	2.84
Borrowings	5,886,006		63,671	4.33	7,150,428		73,902	4.13
Total interest-bearing liabilities	19,309,998		139,019	2.88	20,222,502		166,869	3.30
Non-interest-bearing liabilities	478,697				457,316
Total liabilities	19,788,695				20,679,818
Stockholders' equity	1,198,075				1,203,085
Total liabilities and stockholders'
equity	$20,986,770				$21,882,903

Net interest income/net interest
rate spread (3)			$103,083	1.98%			$107,073	1.96%

Net interest-earning assets/net
interest margin (4)	$634,729			2.07%	$593,792			2.06%

Ratio of interest-earning assets
to interest-bearing liabilities	1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30,
	2009				2008
				Average				Average
	Average			Yield/	Average			Yield/
(Dollars in Thousands)	Balance		Interest	Cost	Balance		Interest	Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$12,194,836		$465,252	5.09%	$11,781,281		$468,999	5.31%
Multi-family, commercial
real estate and construction	3,738,746		165,539	5.90	3,954,253		176,983	5.97
Consumer and other loans (1)	337,229		8,095	3.20	346,720		13,712	5.27
Total loans	16,270,811		638,886	5.24	16,082,254		659,694	5.47
Mortgage-backed and
other securities (2)	3,573,641		116,307	4.34	4,225,646		139,942	4.42
Federal funds sold, repurchase
agreements and interest-
earning cash accounts	255,594		394	0.21	105,665		1,868	2.36
FHLB-NY stock	183,032		6,850	4.99	202,151		11,173	7.37
Total interest-earning assets	20,283,078		762,437	5.01	20,615,716		812,677	5.26
Goodwill	185,151				185,151
Other non-interest-earning assets	837,257				834,947
Total assets	$21,305,486				$21,635,814

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings	$1,909,519		5,781	0.40	$1,874,828		5,685	0.40
Money market	313,747		1,733	0.74	317,766		2,414	1.01
NOW and demand deposit	1,522,064		805	0.07	1,477,447		967	0.09
Liquid CDs	927,424		9,641	1.39	1,294,298		30,582	3.15
Total core deposits	4,672,754		17,960	0.51	4,964,339		39,648	1.06
Certificates of deposit	8,852,402		230,109	3.47	8,054,333		261,373	4.33
Total deposits	13,525,156		248,069	2.45	13,018,672		301,021	3.08
Borrowings	6,126,211		190,554	4.15	6,987,400		231,217	4.41
Total interest-bearing liabilities	19,651,367		438,623	2.98	20,006,072		532,238	3.55
Non-interest-bearing liabilities	458,474				416,570
Total liabilities	20,109,841				20,422,642
Stockholders' equity	1,195,645				1,213,172
Total liabilities and stockholders'
equity	$21,305,486				$21,635,814

Net interest income/net interest
rate spread (3)			$323,814	2.03%			$280,439	1.71%

Net interest-earning assets/net
interest margin (4)	$631,711			2.13%	$609,644			1.81%

Ratio of interest-earning assets
to interest-bearing liabilities	1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Compared to			Compared to
	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Increase (Decrease)			Increase (Decrease)
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
One-to-four family	$(1,171)	$(14,218)	$(15,389)	$16,113	$(19,860)	$(3,747)
Multi-family, commercial
real estate and construction	(4,543)	(492)	(5,035)	(9,418)	(2,026)	(11,444)
Consumer and other loans	(55)	(1,288)	(1,343)	(366)	(5,251)	(5,617)
Mortgage-backed and other securities	(7,354)	(2,007)	(9,361)	(21,154)	(2,481)	(23,635)
Federal funds sold, repurchase
agreements and interest-
earning cash accounts	292	(343)	(51)	1,178	(2,652)	(1,474)
FHLB-NY stock	(537)	(124)	(661)	(980)	(3,343)	(4,323)
Total	(13,368)	(18,472)	(31,840)	(14,627)	(35,613)	(50,240)
Interest-bearing liabilities:
Savings	91	-	91	96	-	96
Money market	41	(405)	(364)	(30)	(651)	(681)
NOW and demand deposit	12	(90)	(78)	34	(196)	(162)
Liquid CDs	(1,500)	(3,987)	(5,487)	(7,048)	(13,893)	(20,941)
Certificates of deposit	4,595	(16,376)	(11,781)	24,176	(55,440)	(31,264)
Borrowings	(13,645)	3,414	(10,231)	(27,506)	(13,157)	(40,663)
Total	(10,406)	(17,444)	(27,850)	(10,278)	(83,337)	(93,615)
Net change in net interest income	$(2,962)	$(1,028)	$(3,990)	$(4,349)	$47,724	$43,375

Interest Income

Interest income decreased $31.8 million to $242.1 million for the three months ended September 30, 2009, from $273.9 million for the three months ended September 30, 2008, primarily due to a decrease in the average yield on interest-earning assets to 4.86% for the three months ended September 30, 2009, from 5.26% for the three months ended September 30, 2008, coupled with a decrease of $871.6 million in the average balance of interest-earning assets to $19.94 billion for the three months ended September 30, 2009, from $20.82 billion for the three months ended September 30, 2008.  The decrease in the average yield on interest-earning assets was the result of decreases in the average yields on all asset categories.  The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balances of mortgage-backed and other securities and mortgage loans, partially offset by an increase in the average balance of repurchase agreements and interest-earning cash accounts.

Interest income on one-to-four family mortgage loans decreased $15.4 million to $147.8 million for the three months ended September 30, 2009, from $163.2 million for the three months ended September 30, 2008, primarily due to a decrease in the average yield to 4.90% for the three months ended September 30, 2009, from 5.37% for the three months ended September 30, 2008, coupled with a slight decrease in the average balance of such loans.  The decrease in the average yield was primarily due to new originations at lower interest rates than the rates on loans repaid over the past year, the impact of the downward repricing of our ARM loans, the increase in non-performing loans and an increase in loan premium amortization.  Net premium amortization on one-to-four family mortgage loans increased $4.2 million to $9.3 million for the three months ended September 30, 2009, from $5.1 million for the three months ended September 30, 2008.  This increase reflects the increase in mortgage loan prepayments for the three months ended September 30, 2009, compared to the three months ended September 30, 2008.

Interest income on multi-family, commercial real estate and construction loans decreased $5.1 million to $52.9 million for the three months ended September 30, 2009, from $58.0 million for the three months ended September 30, 2008, primarily due to a decrease of $305.0 million in the average balance of such loans, coupled with a decrease in the average yield to 5.87% for the three months ended September 30, 2009, from 5.92% for the three months ended September 30, 2008.  The decrease in the average balance of multi-family, commercial real estate and construction loans reflects the levels of repayments which outpaced the levels of originations over the past year.  Our portfolio of multi-family, commercial real estate and construction loans has declined over the past several years due primarily to the competitive market pricing and our decision to not aggressively pursue such loans.  The decrease in the average yield on multi-family, commercial real estate and construction loans reflects the increase in non-performing loans, coupled with a decrease in prepayment penalties.  Prepayment penalties decreased $411,000 to $556,000 for the three months ended September 30, 2009, from $967,000 for the three months ended September 30, 2008.

Interest income on consumer and other loans decreased $1.3 million to $2.8 million for the three months ended September 30, 2009, from $4.1 million for the three months ended September 30, 2008, primarily due to a decrease in the average yield to 3.30% for the three months ended September 30, 2009, from 4.84% for the three months ended September 30, 2008.  The decrease in the average yield on consumer and other loans was primarily the result of a decrease in the average yield on our home equity lines of credit which are adjustable rate loans which generally reset monthly and are indexed to the prime rate which decreased 400 basis points during 2008.  Home equity lines of credit represented 91.7% of this portfolio at September 30, 2009.

Interest income on mortgage-backed and other securities decreased $9.3 million to $36.0 million for the three months ended September 30, 2009, from $45.3 million for the three months ended September 30, 2008.  This decrease was primarily due to a decrease of $695.2 million in the average balance of the portfolio, coupled with a decrease in the average yield to 4.17% for the three months ended September 30, 2009, from 4.37% for the three months ended September 30, 2008.  The decrease in the average balance of mortgage-backed and other securities is the result of repayments and sales exceeding securities purchased over the past year.  The decrease in the average yield was primarily due to elevated repayment levels of higher yielding securities and purchases of new securities with lower coupons than the weighted average coupon for the portfolio.

Interest income decreased $50.3 million to $762.4 million for the nine months ended September 30, 2009, from $812.7 million for the nine months ended September 30, 2008, primarily due to a decrease in the average yield on interest-earning assets to 5.01% for the nine months ended

September 30, 2009, from 5.26% for the nine months ended September 30, 2008, coupled with a decrease of $332.6 million in the average balance of interest-earning assets to $20.28 billion for the nine months ended September 30, 2009, from $20.62 billion for the nine months ended September 30, 2008.  The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balances of mortgage-backed and other securities and multi-family, commercial real estate and construction loans, partially offset by increases in the average balances of one-to-four family mortgage loans and federal funds sold, repurchase agreements and interest-earning cash accounts.

Interest income on one-to-four family mortgage loans decreased $3.7 million to $465.3 million for the nine months ended September 30, 2009, from $469.0 million for the nine months ended September 30, 2008, primarily due to a decrease in the average yield to 5.09% for the nine months ended September 30, 2009, from 5.31% for the nine months ended September 30, 2008, substantially offset by an increase of $413.6 million in the average balance of such loans. Net premium amortization on one-to-four family mortgage loans decreased $746,000 to $22.6 million for the nine months ended September 30, 2009, from $23.4 million for the nine months ended September 30, 2008.  The increase in the average balance of one-to-four family mortgage loans reflects the levels of originations and purchases which outpaced the levels of repayments over the past year.

Interest income on multi-family, commercial real estate and construction loans decreased $11.5 million to $165.5 million for the nine months ended September 30, 2009, from $177.0 million for the nine months ended September 30, 2008, primarily due to a decrease of $215.5 million in the average balance of such loans, coupled with a decrease in the average yield to 5.90% for the nine months ended September 30, 2009, from 5.97% for the nine months ended September 30, 2008.  Prepayment penalties decreased $1.8 million to $2.1 million for the nine months ended September 30, 2009, from $3.9 million for the nine months ended September 30, 2008.

Interest income on consumer and other loans decreased $5.6 million to $8.1 million for the nine months ended September 30, 2009, from $13.7 million for the nine months ended September 30, 2008, primarily due to a decrease in the average yield to 3.20% for the nine months ended September 30, 2009, from 5.27% for the nine months ended September 30, 2008, coupled with a decrease of $9.5 million in the average balance of the portfolio.  The decrease in the average balance of consumer and other loans was primarily the result of our decision to not aggressively pursue the origination of home equity lines of credit in the current economic environment.

Interest income on mortgage-backed and other securities decreased $23.6 million to $116.3 million for the nine months ended September 30, 2009, from $139.9 million for the nine months ended September 30, 2008.  This decrease was primarily the result of a decrease of $652.0 million in the average balance of the portfolio, coupled with a decrease in the average yield to 4.34% for the nine months ended September 30, 2009, from 4.42% for the nine months ended September 30, 2008.

Dividend income on FHLB-NY stock decreased $4.3 million to $6.9 million for the nine months ended September 30, 2009, from $11.2 million for the nine months ended September 30, 2008, primarily due to a decrease in the average yield to 4.99% for the nine months ended September 30, 2009, from 7.37% for the nine months ended September 30, 2008.  The decrease in the average yield was the result of a decrease in the dividend rate paid by the FHLB-NY during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.

Interest income on federal funds sold, repurchase agreements and interest-earning cash accounts decreased $1.5 million to $394,000 for the nine months ended September 30, 2009, from $1.9 million for the nine months ended September 30, 2008, primarily due to a decrease in the average yield to 0.21% for the nine months ended September 30, 2009, from 2.36% for the nine months ended September 30, 2008, partially offset by an increase of $149.9 million in the average balance.  The decrease in the average yield reflects the decline in short-term interest rates during 2008.  The increase in the average balance was a result of excess cash flow from loan and securities repayments during the 2009 second and third quarters.

Except as otherwise noted, the principal reasons for the changes in the average yields and average balances of the various assets noted above for the nine months ended September 30, 2009 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2009.

Interest Expense

Interest expense decreased $27.9 million to $139.0 million for the three months ended September 30, 2009, from $166.9 million for the three months ended September 30, 2008, primarily due to a decrease in the average cost of interest-bearing liabilities to 2.88% for the three months ended September 30, 2009, from 3.30% for the three months ended September 30, 2008, coupled with a decrease of $912.5 million in the average balance of interest-bearing liabilities to $19.31 billion for the three months ended September 30, 2009, from $20.22 billion for the three months ended September 30, 2008.  The decrease in the average cost of interest-bearing liabilities was primarily due to decreases in the average costs of certificates of deposit and Liquid CDs, partially offset by an increase in the average cost of borrowings.  The decrease in the average balance of interest-bearing liabilities was primarily due to the decreases in the average balances of borrowings and Liquid CDs, partially offset by an increase in the average balance of certificates of deposit.

Interest expense on deposits decreased $17.7 million to $75.3 million for the three months ended September 30, 2009, from $93.0 million for the three months ended September 30, 2008, primarily due to a decrease in the average cost to 2.25% for the three months ended September 30, 2009, from 2.84% for the three months ended September 30, 2008, partially offset by an increase of $351.9 million in the average balance of total deposits to $13.42 billion for the three months ended September 30, 2009, from $13.07 billion for the three months ended September 30, 2008.  The decrease in the average cost of total deposits was primarily due to the impact of the decline in short-term interest rates during 2008 on our Liquid CDs and certificates of deposit which matured and were replaced at lower interest rates.  The increase in the average balance of total deposits was primarily due to an increase in the average balance of certificates of deposit, partially offset by a decrease in the average balance of Liquid CDs.

Interest expense on certificates of deposit decreased $11.8 million to $70.9 million for the three months ended September 30, 2009, from $82.7 million for the three months ended September 30, 2008, primarily due to a decrease in the average cost to 3.25% for the three months ended September 30, 2009, from 4.01% for the three months ended September 30, 2008, partially offset by an increase of $479.2 million in the average balance.  The decrease in the average cost of certificates of deposit reflects the impact of the decrease in interest rates during 2008 as certificates of deposit at higher rates matured and were replaced at lower interest rates.  The increase in the average balance of certificates of deposit was primarily a result of the success of our marketing efforts and competitive pricing strategies, particularly during the 2008 fourth quarter and 2009 first quarter.  During the three months ended September 30, 2009, $1.15 billion of certificates of deposit, with a weighted average rate of 3.18% and a weighted average maturity at inception of thirteen months, matured and $786.8 million of certificates of deposit were issued or repriced, with a weighted average rate of 1.40% and a weighted average maturity at inception of fourteen months.

Interest expense on Liquid CDs decreased $5.5 million to $1.7 million for the three months ended September 30, 2009, from $7.2 million for the three months ended September 30, 2008, primarily due to a decrease in the average cost to 0.79% for the three months ended September 30, 2009, from 2.49% for the three months ended September 30, 2008, coupled with a decrease of $297.2 million in the average balance.  The decrease in the average cost of Liquid CDs reflects the decline in short-term interest rates during 2008 and 2009.  The decrease in the average balance of Liquid CDs was primarily a result of our decision to maintain our pricing discipline as short-term interest rates declined.

Interest expense on borrowings decreased $10.2 million to $63.7 million for the three months ended September 30, 2009, from $73.9 million for the three months ended September 30, 2008, primarily due to a decrease of $1.26 billion in the average balance, partially offset by an increase in the average cost to 4.33% for the three months ended September 30, 2009, from 4.13% for the three months ended September 30, 2008.  The decrease in the average balance of borrowings is the result of cash flows from mortgage loan and securities repayments, coupled with deposit growth during the first half of 2009, exceeding mortgage loan originations and purchases and securities purchases which enabled us to repay a portion of our matured borrowings during the first half of 2009. The increase in the average cost of borrowings reflects the upward repricing of our variable rate borrowings which reset into higher fixed rates during the 2009 second quarter.

Interest expense decreased $93.6 million to $438.6 million for the nine months ended September 30, 2009, from $532.2 million for the nine months ended September 30, 2008, primarily due to a decrease in the average cost of interest-bearing liabilities to 2.98% for the nine months ended September 30, 2009, from 3.55% for the nine months ended September 30, 2008, coupled with a decrease of $354.7 million in the average balance of interest-bearing liabilities to $19.65 billion for the nine months ended September 30, 2009, from $20.01 billion for the nine months ended September 30, 2008.  The decrease in the average cost of interest-bearing liabilities was primarily due to decreases in the average costs of certificates of deposit, Liquid CDs and borrowings.

Interest expense on deposits decreased $52.9 million to $248.1 million for the nine months ended September 30, 2009, from $301.0 million for the nine months ended September 30, 2008, primarily due to a decrease in the average cost to 2.45% for the nine months ended September 30, 2009, from 3.08% for the nine months ended September 30, 2008, partially offset by an increase of $506.5 million in the average balance of total deposits to $13.53 billion for the nine months ended September 30, 2009, from $13.02 billion for the nine months ended September 30, 2008.

Interest expense on certificates of deposit decreased $31.3 million to $230.1 million for the nine months ended September 30, 2009, from $261.4 million for the nine months ended September 30, 2008, primarily due to a decrease in the average cost to 3.47% for the nine months ended September 30, 2009, from 4.33% for the nine months ended September 30, 2008, partially offset by an increase of $798.1 million in the average balance.  During the nine months ended September 30, 2009, $5.40 billion of certificates of deposit, with a weighted average rate of 3.33% and a weighted average maturity at inception of twelve months, matured and $4.85 billion of certificates of deposit were issued or repriced, with a weighted average rate of 2.06% and a weighted average maturity at inception of thirteen months.

Interest expense on Liquid CDs decreased $21.0 million to $9.6 million for the nine months ended September 30, 2009, from $30.6 million for the nine months ended September 30, 2008, primarily due to a decrease in the average cost to 1.39% for the nine months ended September 30, 2009, from 3.15% for the nine months ended September 30, 2008, coupled with a decrease of $366.9 million in the average balance.

Interest expense on borrowings decreased $40.6 million to $190.6 million for the nine months ended September 30, 2009, from $231.2 million for the nine months ended September 30, 2008, primarily due to a decrease of $861.2 million in the average balance, coupled with a decrease in the average cost to 4.15% for the nine months ended September 30, 2009, from 4.41% for the nine months ended September 30, 2008.  The decrease in the average cost of borrowings reflects the impact of the decline in interest rates on our variable rate borrowings, coupled with the downward repricing of borrowings which matured and were refinanced over the past year.

Except as otherwise noted, the principal reasons for the changes in the average costs and average balances of the various liabilities noted above for the nine months ended September 30, 2009 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2009.

Provision for Loan Losses

We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  The continued weakness in the housing and real estate markets and overall economy contributed to an increase in our delinquencies, non-performing loans and net loan charge-offs during the nine months ended September 30, 2009.  Net charge-offs were also impacted by the sale and reclassification to held-for-sale of certain delinquent and non-performing loans.  As a geographically diversified residential lender, we have been affected by negative consequences arising from the ongoing economic recession and, in particular, a sharp downturn in the housing industry nationally, as well as economic and housing industry weaknesses in the New York metropolitan area.  We are particularly vulnerable to a job loss recession.  Based on our evaluation of the issues regarding the continued weakness in the housing and real estate markets and overall economy, coupled with the increase in and composition of our delinquencies, non-performing loans and net loan charge-offs, we determined that an increase in the allowance for loan losses was warranted at September 30, 2009.

The allowance for loan losses was $176.6 million at September 30, 2009 and $119.0 million at December 31, 2008.  The provision for loan losses increased $37.0 million to $50.0 million for the three months ended September 30, 2009, from $13.0 million for the three months ended September 30, 2008, and increased $126.0 million to $150.0 million for the nine months ended September 30, 2009, from $24.0 million for the nine months ended September 30, 2008.  The increases in the provisions for loan losses for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008, reflect the increases in the allowance for loan losses resulting from the deterioration in the housing and real estate markets and the economy during 2008 and into 2009, in particular, the increase in the unemployment rate, which contributed to increases in our delinquencies, non-performing loans and charge-offs throughout 2008 and 2009.  Accordingly, we increased our allowance for loan losses each quarter in 2008 and 2009.  The allowance for loan losses as a percentage of total loans increased to 1.11% at September 30, 2009, from 0.71% at December 31, 2008, primarily due to the increase in the allowance for loan losses.  The allowance for loan losses as a percentage of non-performing loans decreased to 43.25% at September 30, 2009, from 49.88% at December 31, 2008, primarily due to the increase in non-performing loans, partially offset by the increase in the allowance for loan losses.  The increases in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages we apply to our non-performing loans are higher than the allowance coverage percentages applied to our performing loans.

As previously discussed, we use ratio analyses as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses.  The adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio.  Our analysis of loss severity during the 2009 third quarter, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO) to the loan’s original principal balance on one-to-four family loans during the twelve months ended June 30, 2009, indicates a loss severity of approximately 27%.  This analysis primarily reviewed one-to-four family REO sales which occurred during the twelve months ended June 30, 2009 and included both full documentation loans and reduced documentation loans in a variety of states with varying years of origination.  An analysis of charge-offs on multi-family, commercial real estate and construction loans, primarily related to loan sales, during the twelve months ended June 30, 2009, indicates an average loss severity of approximately 38%.  We consider our average multi-family, commercial real estate and construction loan loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses.  However, the uniqueness of each multi-family, commercial real estate and construction loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses.  We also obtain updated estimates of collateral value on our non-performing multi-family, commercial real estate and construction loans in excess of $1.0 million.  We believe that using the loss experience of the past year (twelve months prior to the quarterly analysis) is reflective of the current economic and real estate downturn.  The ratio of the allowance for loan losses to non-performing loans was approximately 43% at September 30, 2009, which exceeds our average loss severity experience for our mortgage loan portfolios, indicating that our allowance for loan losses should be adequate to cover potential losses.  Additionally, as discussed later, consideration of our accounting for loans delinquent 180 days or more provides further insight when analyzing our asset quality ratios.  We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time.

Although the ratio of the allowance for loan losses to non-performing loans declined at September 30, 2009, compared to December 31, 2008, several other asset quality metrics continued to move directionally consistent with the increasing trend in our delinquencies reflecting our analyses and views of the increasing risk in the portfolio; namely, the increase in the total allowance for loan losses and the ratio of the allowance for loan losses to total loans.  Additionally, when analyzing our asset quality trends, consideration must be given to our accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio.  Included in our non-performing loans are one-to-four family mortgage loans which are 180 days or more past due.  Our primary federal banking regulator, the OTS, requires us to update our collateral values on one-to-four family mortgage loans which are 180 days past due.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its fair value less estimated selling costs.  Therefore certain losses inherent in our non-performing one-to-four family mortgage loans are being recognized at 180 days of delinquency and annually thereafter and accordingly are charged off. The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  In effect, these loans have been written down to their fair value less estimated selling costs and the inherent loss has been recognized.  Therefore, when reviewing the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs should be considered.  At September 30, 2009, non-performing loans included one-to-four family mortgage loans which were 180 days or more past due totaling $195.6 million, net of the charge-offs related to such loans, which had a related allowance for loan losses totaling $7.8 million.  Excluding one-to-four family mortgage loans which were 180 days or more past due at September 30, 2009 and their related allowance, our ratio of the allowance for loan losses to non-performing loans would be approximately 79%, which is substantially more than our average loss severity experience for our mortgage loan portfolios.  This compares to our reported ratio of the allowance for loan losses to non-performing loans at September 30, 2009 of approximately 43%.

We review our allowance for loan losses on a quarterly basis.  Material factors considered during our quarterly review are our loss experience, the composition and direction of loan delinquencies and the impact of current economic conditions.  Net loan charge-offs totaled $33.6 million, or eighty-four basis points of average loans outstanding, annualized, for the three months ended September 30, 2009 and $92.4 million, or seventy-six basis points of average loans outstanding, annualized, for the nine months ended September 30, 2009.  This compares to net loan charge-offs of $8.5 million, or twenty-one basis points of average loans outstanding, annualized, for the three months ended September 30, 2008 and $16.6 million, or fourteen basis points of average loans outstanding, annualized, for the nine months ended September 30, 2008.  For the three months ended September 30, 2009, one-to-four family mortgage loan net charge-offs increased $16.8 million to $22.1 million and multi-family, commercial real estate and construction loan net charge-offs increased $8.2 million to $11.1 million, compared to the three months ended September 30, 2008.  For the nine months ended September 30, 2009, one-to-four family mortgage loan net charge-offs increased $43.7 million to $53.9 million and multi-family, commercial real estate and construction loan net charge-offs increased $31.4 million to $37.1 million, compared to the nine months ended September 30, 2008.  The increase in one-to-four family charge-offs for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, was primarily attributable to a $29.2 million increase in charge-offs on loans 180 days or more past due.  The increase in multi-family, commercial real estate and construction loan charge-offs for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, was primarily due to $33.3 million in net charge-offs related to certain delinquent and non-performing loans sold or transferred to held-for-sale during the nine months ended September 30, 2009.  Our non-performing loans, which are comprised primarily of mortgage loans, increased $169.9 million to $408.5 million, or 2.56% of total loans, at September 30, 2009, from $238.6 million, or 1.43% of total loans, at December 31, 2008.  This increase was primarily due to increases of $146.3 million in non-performing one-to-four family mortgage loans and $22.0 million in non-performing multi-family, commercial real estate and construction loans.  We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  If the sale and reclassification to held-for-sale of certain delinquent and non-performing loans, primarily multi-family, commercial real estate and construction loans, during the nine months ended September 30, 2009 had not occurred, the increase in non-performing loans would have been $88.6 million greater, which amount is gross of $33.6 million in net charge-offs and $2.8 million in lower of cost or market write-downs taken on such loans.

We continue to adhere to prudent underwriting standards.  We underwrite our one-to-four family mortgage loans primarily based upon our evaluation of the borrower’s ability to pay.  We obtain updated estimates of collateral value for loans when classified or requested by our Asset Classification Committee, or, in the case of one-to-four family mortgage loans, when such loans are 180 days delinquent and annually thereafter.  We monitor property value trends in our market areas to determine what impact, if any, such trends may have on our loan-to-value ratios and the adequacy of the allowance for loan losses.  Based on our review of property value trends, including updated estimates of collateral value on classified loans and related loan charge-offs, we believe the weakness in the housing market continues to have a negative impact on the value of our non-performing loan collateral as of September 30, 2009.

During the 2009 first quarter, we experienced increases in delinquencies, non-performing loans and charge-offs, along with a further acceleration of job losses which totaled 2.0 million for the 2009 first quarter, and a further increase in the unemployment rate to 8.5% for March 2009. Additionally, as a result of our updated charge-off and loss analysis, we modified certain allowance coverage percentages during the 2009 first quarter to be more reflective of our current estimates of the amount of probable inherent losses in our loan portfolio.  The combination of these factors resulted in the increase in our allowance for loan losses to $149.2 million at March 31, 2009 and a provision for loan losses of $50.0 million for the 2009 first quarter.  Delinquencies, non-performing loans and charge-offs continued to increase in the 2009 second quarter.  Job losses totaled 1.3 million in the 2009 second quarter and the unemployment rate increased to 9.5% for June 2009.  We continued to update our charge-off and loss analysis during the 2009 second quarter and modified our allowance coverage percentages accordingly.  The combination of these factors resulted in an increase in our allowance for loan losses to $160.3 million at June 30, 2009 and a provision for loan losses of $50.0 million for the 2009 second quarter.  During the 2009 third quarter, increases in delinquencies, non-performing loans and charge-offs continued.  The nation experienced continued job losses, which totaled 768,000 during the 2009 third quarter, and the unemployment rate increased to 9.8% for September 2009.  We continued to update our charge-off and loss analysis during the 2009 third quarter and have modified our allowance coverage percentages accordingly.  As a result of these factors, we increased our allowance for loan losses to $176.6 million at September 30, 2009 and recorded a provision for loan losses of $50.0 million for the 2009 third quarter, resulting in a provision for loan losses totaling $150.0 million for the nine months ended September 30, 2009.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, delinquencies, charge-off experience, non-accrual and non-performing loans and the current economic environment.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at September 30, 2009 and December 31, 2008.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality.”

Non-Interest Income

Non-interest income (loss) increased $75.4 million to income of $20.1 million for the three months ended September 30, 2009, compared to a loss of $55.3 million for the three months ended September 30, 2008, and increased $64.5 million to income of $56.5 million for the nine months ended September 30, 2009, compared to a loss of $8.0 million for the nine months ended September 30, 2008.  These increases were primarily due to decreases in OTTI charges and increases in gain on sales of securities and mortgage banking income, net, partially offset by decreases in other non-interest income, income from BOLI and customer service fees.

During the nine months ended September 30, 2009, we recorded a $5.3 million OTTI charge related to our investment in two issues of Freddie Mac perpetual preferred securities.  There were no OTTI charges during the three months ended September 30, 2009.  This compares to an OTTI charge of $77.7 million for the three and nine months ended September 30, 2008 related to these securities.  For further discussion of the OTTI charges, see Note 2 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

During the three months ended September 30, 2009, we sold mortgage-backed securities from the available-for-sale portfolio with an amortized cost of $87.6 million resulting in gross realized gains totaling $3.8 million and during the nine months ended September 30, 2009, we sold mortgage-backed securities from the available-for-sale portfolio with an amortized cost of $176.9 million resulting in gross realized gains totaling $5.9 million.  There were no sales of securities during the three and nine months ended September 30, 2008.

Mortgage banking income (loss), net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, increased $1.2 million to income of $883,000 for the three months ended September 30, 2009, compared to a loss of $279,000 for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, mortgage banking income, net, increased $3.0 million to $4.8 million, from $1.8 million for the nine months ended September 30, 2008.  These increases were primarily due to increases in net gain on sales of loans. The increases in net gain on sales of loans reflects increases in the volume of loans sold during the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008.  We generally sell our fifteen and thirty year conforming fixed rate one-to-four family mortgage loan production.  The expanded conforming loans limits and decline in interest rates on thirty year mortgages have resulted in increased consumer demand for these fixed rate products resulting in significantly higher levels of loans sold.

Other non-interest income decreased $3.6 million to a loss of $1.9 million for the three months ended September 30, 2009, compared to income of $1.7 million for the three months ended September 30, 2008, and decreased $6.1 million to a loss of $1.6 million for the nine months ended September 30, 2009, compared to income of $4.5 million for the nine months ended September 30, 2008.  These decreases were primarily due to a $2.8 million lower of cost or market write-down on non-performing loans held-for-sale recorded in the 2009 third quarter, and, for the nine months ended September 30, 2009, a $1.6 million lower of cost or market write-down on premises and equipment held-for-sale at June 30, 2009 which was recorded in the 2009 second quarter.  In addition, other non-interest income for the three and nine months ended September 30, 2008 include a gain on sale of a vacant parcel of land and we recognized investment losses during the three and nine months ended September 30, 2009 related to a trust account previously established for certain former directors by one of the banks we acquired, compared to income for the three and nine months ended September 30, 2008.  See Note 3 and Note 10 for further discussion of non-performing loans held-for-sale and the related lower of cost or market write-down and Note 5 for further discussion of the lower of cost or market write-down on premises and equipment held-for-sale in Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

Income from BOLI decreased $2.2 million to $2.1 million for the three months ended September 30, 2009, from $4.3 million for the three months ended September 30, 2008, and decreased $6.1 million to $6.6 million for the nine months ended September 30, 2009, from $12.7 million for the nine months ended September 30, 2008.  These decreases were primarily due to a reduction in the crediting rate paid on our investment reflecting the overall decline in market interest rates.

Customer service fees decreased $1.6 million to $14.2 million for the three months ended September 30, 2009, from $15.8 million for the three months ended September 30, 2008, and decreased $4.4 million to $43.3 million for the nine months ended September 30, 2009, from $47.7 million for the nine months ended September 30, 2008.  These decreases were primarily due to decreases in insufficient fund fees related to transaction accounts, commissions on sales of annuities, other checking charges, ATM fees and minimum balance fees.

Non-Interest Expense

Non-interest expense increased $4.4 million to $63.2 million for the three months ended September 30, 2009, from $58.8 million for the three months ended September 30, 2008, primarily due to a significant increase in regular FDIC insurance premiums, partially offset by a decrease in advertising expense.  For the nine months ended September 30, 2009, non-interest expense increased $26.2 million to $203.2 million, from $177.0 million for the nine months ended September 30, 2008, also primarily due to an increase in regular FDIC insurance premiums, coupled with an FDIC special assessment and an increase in compensation and benefits expense, partially offset by decreases in occupancy, equipment and systems expense and advertising expense.  Our percentage of general and administrative expense to average assets, annualized, increased to 1.21% for the three months ended September 30, 2009, compared to 1.07% for the three months ended September 30, 2008, and increased to 1.27% for the nine months ended September 30, 2009, compared to 1.09% for the nine months ended September 30, 2008.  The increases in these ratios were primarily due to the increases in general and administrative expense for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008.

Regular FDIC insurance premiums increased $6.4 million to $6.9 million for the three months ended September 30, 2009, from $549,000 for the three months ended September 30, 2008, and increased $16.0 million to $17.7 million for the nine months ended September 30, 2009, from $1.7 million for the nine months ended September 30, 2008.  These increases reflect the increases in our assessment rates for 2009 resulting from the FDIC restoration plan described below.  In addition, during the 2009 first quarter we utilized the remaining balance of our FDIC One-Time Assessment Credit to offset a portion of our deposit insurance assessment.  Non-interest expense for the nine months ended September 30, 2009 also includes a $9.9 million FDIC special assessment.  The FDIC adopted a restoration plan to increase the Deposit Insurance Fund, or DIF, in response to significant losses incurred by the DIF due to the failures of a number of banks and thrifts which resulted in a decline in the DIF reserve ratio below the minimum reserve ratio of 1.15% and to help maintain public confidence in the banking system.  The restoration plan included an increase in assessment rates for the 2009 first quarter with an additional increase for the 2009 second quarter.  In addition, an emergency special assessment of five basis points on each FDIC-insured depository institution's assets minus its Tier 1 capital, as of June 30, 2009, was imposed.  The special assessment was collected on September 30, 2009.  The special assessment increased our ratio of general and administrative expense to average assets by six basis points for the nine months ended September 30, 2009. For further discussion of the FDIC restoration plan, see Part II, Item 1A, “Risk Factors.”

Compensation and benefits expense increased $256,000 to $31.9 million for the three months ended September 30, 2009, from $31.6 million for the three months ended September 30, 2008, and increased $3.2 million to $99.2 million for the nine months ended September 30, 2009, from $96.0 million for the nine months ended September 30, 2008, primarily due to increases in the net periodic cost of pension and other postretirement benefits and salaries, partially offset by decreases in corporate incentive bonuses, ESOP related expense and stock-based compensation costs.  The increases in the net periodic cost of pension and other postretirement benefits primarily reflect increases in the amortization of the net actuarial loss and decreases in the expected return on plan assets which are primarily the result of the decrease in the fair value of pension plan assets resulting from the decline in the equities markets in 2008.

Occupancy, equipment and systems expense decreased $491,000 to $16.0 million for the three months ended September 30, 2009, from $16.5 million for the three months ended September 30, 2008 and decreased $1.8 million to $48.4 million for the nine months ended September 30, 2009, from $50.2 million for the nine months ended September 30, 2008, primarily due to a decrease in depreciation expense.  Advertising expense decreased $1.4 million to $961,000 for the three months ended September 30, 2009, from $2.3 million for the three months ended September 30, 2008, and decreased $1.3 million to $3.7 million for the nine months ended September 30, 2009, from $5.0 million for the nine months ended September 30, 2008, primarily due to a reduction in print advertising related to certificates of deposit.

Included in other non-interest expense is REO related expense which increased $2.3 million to $5.1 million for the nine months ended September 30, 2009, from $2.8 million for the nine months ended September 30, 2008, reflecting the increasing balance of REO.  This increase was substantially offset by a decrease in legal fees and other costs, primarily related to the goodwill litigation.

Income Tax Expense

For the three months ended September 30, 2009, income tax expense totaled $1.9 million, representing an effective tax rate of 18.9%, compared to an income tax benefit of $3.6 million for the three months ended September 30, 2008, representing an effective tax benefit rate of 17.8%.  The increase in the effective tax rate for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, reflects a significant increase in pre-tax book income, coupled with a reduction in the amount of net unrecognized tax benefits and related accrued interest released from accruals, partially offset by the impact of the limitation of the tax benefit recognized on the OTTI charge during the 2008 third quarter as the charge was treated as a capital loss for income tax purposes.  For the nine months ended September 30, 2009, income tax expense totaled $7.5 million, representing an effective tax rate of 27.7%, compared to $25.5 million for the nine months ended September 30, 2008, representing an effective tax rate of 35.7%.  The decrease in the effective tax rate for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, reflects a significant reduction in pre-tax book income, coupled with the impact of the limitation of the tax benefit recognized on the OTTI charge during the 2008 third quarter, partially offset by a reduction in the amount of net unrecognized tax benefits and related accrued interest released from accruals.  See Note 2 for additional information regarding the OTTI charge and see Note 6 for additional information regarding net unrecognized tax benefits and related accrued interest in Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

Asset Quality

One of our key operating objectives has been and continues to be to maintain a high level of asset quality.  Although the continued weakness in the economy and real estate market resulted in an increase in non-performing loans, we continue to employ sound underwriting standards for new loan originations.  Through a variety of strategies, including, but not limited to, aggressive collection efforts and the marketing of delinquent and non-performing loans and foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped to maintain the strength of our financial condition.

The composition of our loan portfolio, by property type, has remained relatively consistent over the last several years.  At September 30, 2009, our loan portfolio was comprised of 76% one-to-four family mortgage loans, 16% multi-family mortgage loans, 6% commercial real estate loans and 2% other loan categories.  This compares to 74% one-to-four family mortgage loans, 18% multi-family mortgage loans, 6% commercial real estate loans and 2% other loan categories at December 31, 2008.  At September 30, 2009, full documentation loans comprise 82% of our one-to-four family mortgage loan portfolio, compared to 80% at December 31, 2008.  At September 30, 2009, full documentation loans comprise 86% of our total mortgage loan portfolio, compared to 85% at December 31, 2008.

The following table provides further details on the composition of our one-to-four family and multi-family and commercial real estate mortgage loan portfolios in dollar amounts and percentages of the portfolio at the dates indicated.

	At September 30, 2009		At December 31, 2008
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
One-to-four family:
Full documentation interest-only (1)	$4,933,145	41.09%	$5,501,989	44.55%
Full documentation amortizing	4,928,392	41.05	4,389,618	35.54
Reduced documentation interest-only (1)(2)	1,657,368	13.81	1,911,160	15.48
Reduced documentation amortizing (2)	486,785	4.05	546,850	4.43
Total one-to-four family	$12,005,690	100.00%	$12,349,617	100.00%
Multi-family and commercial real estate:
Full documentation amortizing	$2,911,296	83.28%	$3,146,103	81.66%
Full documentation interest-only	584,397	16.72	706,687	18.34
Total multi-family and commercial real estate	$3,495,693	100.00%	$3,852,790	100.00%

(1)
Interest-only loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  One-to-four family interest-only loans include interest-only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaling $3.70 billion at September 30, 2009 and $4.41 billion at December 31, 2008.

(2)
One-to-four family reduced documentation loans include SISA loans totaling $322.5 million at September 30, 2009 and $359.2 million at December 31, 2008 and Super Streamline loans totaling $29.8 million at September 30, 2009 and $36.9 million at December 31, 2008.

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

The market does not apply a uniform definition of what constitutes “subprime” lending.  Our reference to subprime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the OTS and the other federal bank regulatory agencies, or the Agencies, on  June 29, 2007, which further references the “Expanded Guidance for Subprime Lending Programs,” or the Expanded Guidance, issued by the Agencies by press release dated January 31, 2001.  In the Expanded Guidance, the Agencies indicated that subprime lending does not refer to individual subprime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards.  The Agencies recognize that many prime loan portfolios will contain such accounts.  The Agencies also excluded prime loans that develop credit problems after acquisition and community development loans from the subprime arena.  According to the Expanded Guidance, subprime loans are other loans to borrowers which display one or more characteristics of reduced payment capacity.  Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all subprime borrowers and may not match all markets or institutions’ specific subprime definitions, are set forth, including having a credit (FICO) score of 660 or below.  However, we do not associate a particular FICO score with our definition of subprime loans.  Consistent with the guidance provided by federal bank regulatory agencies, we consider subprime loans to be loans to borrowers with a credit history containing one or more of the following at the time of origination: (1) bankruptcy within the last four years; (2) foreclosure within the last two years; or (3) two 30 day mortgage delinquencies in the last twelve months.  In addition, subprime loans generally display the risk layering of the following features: high debt-to-income ratio (50/50); low or no cash reserves; current loan-to-value ratios over 90%; 2/28, 3/27 or negative amortization loan products; or reduced or no documentation loans.  Our underwriting standards would generally preclude us from originating loans to borrowers with a credit history containing a bankruptcy within the last four years, a foreclosure within the last two years or two 30 day mortgage delinquencies in the last twelve months.  Based upon the definition and exclusions described above, we are a prime lender.  Within our portfolio of one-to-four family mortgage loans, we have loans to borrowers who had FICO scores of 660 or below at the time of origination. However, as a portfolio lender we underwrite our loans considering all credit criteria, as well as collateral value, and do not base our underwriting decisions solely on FICO scores.  Based on our underwriting criteria, particularly the average loan-to-value ratios at origination, we consider our loans to borrowers with FICO scores of 660 or below at origination to be prime loans.

Although FICO scores are considered as part of our underwriting process, they have not always been recorded on our mortgage loan system and are not available for all of the one-to-four family mortgage loans on our mortgage loan system.  However, substantially all of our one-to-four family mortgage loans originated since March 2005 have credit scores available on our mortgage loan system.  At September 30, 2009, one-to-four family mortgage loans which had FICO scores available on our mortgage loan system totaled $10.18 billion, or 85% of our total one-to-four family mortgage loan portfolio, of which $564.6 million, or 6%, had FICO scores of 660 or below at the date of origination.  At December 31, 2008, one-to-four family mortgage loans which had FICO scores available on our mortgage loan system totaled $10.15 billion, or 82% of our total one-to-four family mortgage loan portfolio, of which $621.3 million, or 6%, had FICO scores of 660 or below at the date of origination. We do not have FICO scores recorded on our mortgage loan system for 15% of our one-to-four family mortgage loans at September 30, 2009 and 18% of our one-to-four family mortgage loans at December 31, 2008.  Consistent with our one-to-four family mortgage loan portfolio composition, substantially all of our loans to borrowers with known FICO scores of 660 or below are hybrid ARM loans.  Of these loans, 75% are interest-only and 25% are amortizing at September 30, 2009 and December 31, 2008.  In addition, at September 30, 2009, 67% of our loans to borrowers with known FICO scores of 660 or below were full documentation loans and 33% were reduced documentation loans and at December 31, 2008, 66% of our loans to borrowers with known FICO scores of 660 or below were full documentation loans and 34% were reduced documentation loans.  We believe the aforementioned loans, when originated, were amply collateralized and otherwise conformed to our prime lending standards and do not present a greater risk of loss or other asset quality risk relative to comparable loans in our portfolio to other borrowers with higher credit scores.  Of our one-to-four family mortgage loans without a FICO score available on our mortgage loan system at September 30, 2009, 64% are amortizing hybrid ARM loans, 27% are interest-only hybrid ARM loans and 9% are amortizing fixed rate loans, and at December 31, 2008, 63% are amortizing hybrid ARM loans, 28% are interest-only hybrid ARM loans and 9% are amortizing fixed rate loans.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

	At September 30,	At December 31,
(Dollars in Thousands)	2009	2008
Non-accrual delinquent mortgage loans	$404,658	$236,366
Non-accrual delinquent consumer and other loans	3,779	2,221
Mortgage loans delinquent 90 days or more and
still accruing interest (1)	21	33
Total non-performing loans	408,458	238,620
REO, net (2)	41,468	25,481
Total non-performing assets	$449,926	$264,101

Non-performing loans to total loans	2.56%	1.43%
Non-performing loans to total assets	1.98	1.09
Non-performing assets to total assets	2.18	1.20
Allowance for loan losses to non-performing loans	43.25	49.88
Allowance for loan losses to total loans	1.11	0.71

(1)	Mortgage loans delinquent 90 days or more and still accruing interest consist primarily of loans delinquent 90 days or more as to their maturity date but not their interest due.
(2)	REO, substantially all of which are one-to-four family properties, is net of allowance for losses totaling $1.3 million at September 30, 2009 and $2.0 million at December 31, 2008.

Total non-performing assets increased $185.8 million to $449.9 million at September 30, 2009, from $264.1 million at December 31, 2008.  This increase was due to an increase in non-performing loans, coupled with an increase of $16.0 million in REO, net.  Non-performing loans, the most significant component of non-performing assets, increased $169.9 million to $408.5 million at September 30, 2009, from $238.6 million at December 31, 2008.  These increases were primarily due to an increase of $146.3 million in non-performing one-to-four family mortgage loans, coupled with an increase of $22.0 million in non-performing multi-family, commercial real estate and construction loans.  The continued weakness in the housing and real estate markets, as well as the overall economy, particularly rising unemployment, continued to contribute to an increase in our non-performing loans.  The increase in non-performing one-to-four family mortgage loans reflects a greater concentration in non-performing reduced documentation loans.  Reduced documentation loans represent only 18% of the one-to-four family mortgage loan portfolio, yet represent 58% of non-performing one-to-four family mortgage loans at September 30, 2009.  The ratio of non-performing loans to total loans increased to 2.56% at September 30, 2009, from 1.43% at December 31, 2008.  The ratio of non-performing assets to total assets increased to 2.18% at September 30, 2009, from 1.20% at December 31, 2008.

As previously discussed, we proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  During the nine months ended September 30, 2009, we sold $35.6 million, net of charge-offs of $18.8 million, of delinquent and non-performing mortgage loans, primarily multi-family, commercial real estate and construction loans.  In addition, at September 30, 2009, included in loans held-for-sale, net, are $16.6 million, net of charge-offs of $14.8 million and lower of cost or market write-downs of $2.8 million, of non-performing multi-family and construction loans held-for-sale.  Such loans are excluded from non-performing loans, non-performing assets and related ratios.  There were no non-performing loans held-for-sale at December 31, 2008.  Assuming we did not sell or reclassify to held-for-sale any non-performing loans during 2009, at September 30, 2009 our non-performing loans and non-performing assets would have been $88.6 million higher and our allowance for loan losses would have been $33.6 million higher.  Additionally, the ratio of non-performing loans to total loans would have been 55 basis points higher, the ratio of non-performing assets to total assets would have been 42 basis points higher and the ratio of the allowance for loan losses to non-performing loans would have been 96 basis points lower.

The following table provides further details on the composition of our non-performing one-to-four family and multi-family and commercial real estate mortgage loans in dollar amounts and in percentages of the portfolio, at the dates indicated.

	At September 30, 2009		At December 31, 2008
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Non-performing loans:

One-to-four family:
Full documentation interest-only	$96,060	29.66%	$50,636	28.52%
Full documentation amortizing	41,064	12.68	18,565	10.46
Reduced documentation interest-only	161,851	49.98	92,863	52.30
Reduced documentation amortizing	24,871	7.68	15,478	8.72
Total one-to-four family	$323,846	100.00%	$177,542	100.00%

Multi-family and commercial real estate:
Full documentation amortizing	$44,590	59.16%	$43,097	84.35%
Full documentation interest-only	30,785	40.84	7,995	15.65
Total multi-family and commercial real estate	$75,375	100.00%	$51,092	100.00%

The following table provides further details on the geographic composition of both our total and non-performing one-to-four family mortgage loans as of September 30, 2009.

	One-to-Four Family Mortgage Loans
	At September 30, 2009
				Percent of	Non-Performing
			Total	Total	Loans
		Percent of	Non-Performing	Non-Performing	as Percent of
(Dollars in Millions)	Total Loans	Total Loans	Loans	Loans	State Totals
State:
New York	$3,030.6	25.3%	$35.3	10.9%	1.16%
Illinois	1,392.8	11.6	39.4	12.2	2.83
Connecticut	1,242.1	10.3	27.2	8.4	2.19
California	1,156.4	9.6	53.8	16.5	4.65
New Jersey	948.0	7.9	36.5	11.3	3.85
Massachusetts	849.3	7.1	17.4	5.4	2.05
Virginia	823.9	6.9	21.1	6.5	2.56
Maryland	795.2	6.6	38.9	12.0	4.89
Washington	341.0	2.8	2.9	0.9	0.85
Florida	277.5	2.3	23.8	7.4	8.58
All other states (1)	1,148.9	9.6	27.5	8.5	2.39
Total	$12,005.7	100.0%	$323.8	100.0%	2.70%

(1)	Includes 29 states and Washington, D.C.

At September 30, 2009, the geographic composition of our multi-family and commercial real estate mortgage loan portfolio was 93% in the New York metropolitan area, 3% in Florida and 4% in various other states and the geographic composition of non-performing multi-family and commercial real estate mortgage loans was 62% in the New York metropolitan area, 37% in Florida and 1% in Massachusetts.

We discontinue accruing interest on loans when they become 90 days delinquent as to their payment due date.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.

If all non-accrual loans at September 30, 2009 and 2008 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $18.8 million for the nine months ended September 30, 2009 and $8.2 million for the nine months ended September 30, 2008.  This compares to actual payments recorded as interest income, with respect to such loans, of $6.4 million for the nine months ended September 30, 2009 and $2.7 million for the nine months ended September 30, 2008.

We may from time to time agree to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.  Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months.  Loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $55.4 million at September 30, 2009 and $6.9 million at December 31, 2008.  Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to performing status.  Restructured accruing loans totaled $22.9 million at September 30, 2009 and $1.1 million at December 31, 2008.

In addition to non-performing loans, we had $108.9 million of potential problem loans at September 30, 2009, compared to $84.2 million at December 31, 2008.  Such loans include loans which are 60-89 days delinquent as shown in the following table and certain other internally classified loans.

Delinquent Loans

The following table shows a comparison of delinquent loans at September 30, 2009 and December 31, 2008.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days		60-89 Days		90 Days or More
	Number		Number		Number
	of		of		of
(Dollars in Thousands)	Loans	Amount	Loans	Amount	Loans	Amount

At September 30, 2009:
Mortgage loans:
One-to-four family	497	$164,428	181	$60,512	868	$323,846
Multi-family	42	25,159	11	11,254	62	65,394
Commercial real estate	7	4,159	1	2,047	8	9,981
Construction	-	-	-	-	2	5,458
Consumer and other loans	95	3,814	42	2,062	64	3,779
Total delinquent loans	641	$197,560	235	$75,875	1,004	$408,458
Delinquent loans to total loans		1.24%		0.48%		2.56%

At December 31, 2008:
Mortgage loans:
One-to-four family	465	$145,989	135	$50,749	489	$177,542
Multi-family	64	63,015	16	13,125	50	50,392
Commercial real estate	11	16,612	4	5,123	1	700
Construction	1	1,133	-	-	5	7,765
Consumer and other loans	119	3,085	45	1,065	43	2,221
Total delinquent loans	660	$229,834	200	$70,062	588	$238,620
Delinquent loans to total loans		1.38%		0.42%		1.43%

Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

For the
Nine Months
Ended
(In Thousands)	September 30, 2009
Balance at December 31, 2008	$119,029
Provision charged to operations	150,000
Charge-offs:
One-to-four family (1)	(57,569)
Multi-family	(25,808)
Commercial real estate	(1,711)
Construction	(10,361)
Consumer and other loans	(1,455)
Total charge-offs	(96,904)
Recoveries:
One-to-four family (1)	3,629
Multi-family	753
Commercial real estate	27
Construction	16
Consumer and other loans	88
Total recoveries	4,513
Net charge-offs	(92,391)
Balance at September 30, 2009	$176,638

(1)  Includes $36.1 million of net charge-offs related to reduced documentation loans.

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2009 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The Gap Table includes $3.23 billion of callable borrowings classified according to their maturity dates, primarily in the more than one year to three years and more than five years categories, which are callable within three months and at various times thereafter.  In addition, the Gap Table includes callable securities with an amortized cost of $251.0 million classified according to their maturity dates, in the more than one year to three years and more than three years to five years categories, which are callable within one year and at various times thereafter.  The classifications of callable borrowings and securities according to their maturity dates are based on our experience with, and expectations of, these types of instruments and the current interest rate environment.  As indicated in the Gap Table, our one-year cumulative gap at September 30, 2009 was negative 9.57% compared to negative 19.06% at December 31, 2008.  The change in the one-year cumulative gap is primarily due to an increase in projected mortgage loan and securities repayments at September 30, 2009, compared to December 31, 2008, primarily due to increased refinance activity, coupled with a decrease in projected borrowings maturing and/or repricing at September 30, 2009, compared to December 31, 2008, primarily due to the repayment of a portion of our matured borrowings during the nine months ended September 30, 2009.

	At September 30, 2009
		More than	More than
		One Year	Three Years
	One Year	to	to	More than
(Dollars in Thousands)	or Less	Three Years	Five Years	Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$5,411,218	$5,600,411	$3,662,404	$484,291	$15,158,324
Consumer and other loans (1)	303,994	4,522	2,855	17,008	328,379
Repurchase agreements	45,380	-	-	-	45,380
Securities available-for-sale	296,771	317,646	190,154	123,673	928,244
Securities held-to-maturity	812,325	971,918	596,480	137,301	2,518,024
FHLB-NY stock	-	-	-	177,199	177,199
Total interest-earning assets	6,869,688	6,894,497	4,451,893	939,472	19,155,550
Net unamortized purchase premiums and deferred costs (2)	39,926	39,068	25,572	3,432	107,998
Net interest-earning assets (3)	6,909,614	6,933,565	4,477,465	942,904	19,263,548
Interest-bearing liabilities:
Savings	249,698	416,358	416,358	876,757	1,959,171
Money market	146,038	91,422	91,422	1,417	330,299
NOW and demand deposit	111,031	222,074	222,074	966,838	1,522,017
Liquid CDs	812,141	-	-	-	812,141
Certificates of deposit	6,419,712	1,653,871	521,408	-	8,594,991
Borrowings, net	1,149,609	2,159,248	450,000	2,078,866	5,837,723
Total interest-bearing liabilities	8,888,229	4,542,973	1,701,262	3,923,878	19,056,342
Interest sensitivity gap	(1,978,615)	2,390,592	2,776,203	(2,980,974)	$207,206
Cumulative interest sensitivity gap	$(1,978,615)	$411,977	$3,188,180	$207,206

Cumulative interest sensitivity gap as a percentage of total assets	(9.57)%	1.99%	15.42%	1.00%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	77.74%	103.07%	121.07%	101.09%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.
(2)	Net unamortized purchase premiums and deferred costs are prorated.
(3)	Includes securities available-for-sale at amortized cost.

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning October 1, 2009 would decrease by approximately 0.71% from the base projection. At December 31, 2008, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2009 would have decreased by approximately 4.37% from the base projection.  The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indexes are below 2.00%.  However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning October 1, 2009 would decrease by approximately 1.45% from the base projection.  At December 31, 2008, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2009 would have increased by approximately 1.77% from the base projection.  The down 100 basis point scenarios include some limitations as well since certain indices, yields and costs are already below 1.00%.

Various shortcomings are inherent in both the Gap Table and NII sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, although our NII sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from BOLI and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning October 1, 2009 would increase by approximately $5.0 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning October 1, 2009 would decrease by approximately $3.1 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and NII sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2008 Annual Report on Form 10-K.

ITEM 4.   Controls and Procedures

George L. Engelke, Jr., our Chairman and Chief Executive Officer, and Frank E. Fusco, our Executive Vice President, Treasurer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2009.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

McAnaney Litigation

In 2004, an action entitled David McAnaney and Carolyn McAnaney, individually and on behalf of all others similarly situated vs. Astoria Financial Corporation, et al. was commenced in the U.S. District Court for the Eastern District of New York, or the District Court.  The action, commenced as a class action, alleges that in connection with the satisfaction of certain mortgage loans made by Astoria Federal, The Long Island Savings Bank, FSB, which was acquired by Astoria Federal in 1998, and their related entities, customers were charged attorney document preparation fees, recording fees and facsimile fees allegedly in violation of the federal Truth in Lending Act, the Real Estate Settlement Procedures Act, or RESPA, the Fair Debt Collection Act, or FDCA, the New York State Deceptive Practices Act, and alleges actions based upon breach of contract, unjust enrichment and common law fraud.

Astoria Federal previously moved to dismiss the amended complaint, which motion was granted in part and denied in part, dismissing claims based on violations of RESPA and FDCA.  The District Court further determined that class certification would be considered prior to considering summary judgment.  The District Court, on September 19, 2006, granted the plaintiff’s motion for class certification.  Astoria Federal has denied the claims set forth in the complaint.  Both we and the plaintiffs subsequently filed motions for summary judgment with the District Court.  The District Court, on September 12, 2007, granted our motion for summary judgment on the basis that all named plaintiffs’ Truth in Lending claims are time barred.  All other aspects of plaintiffs’ and defendants’ motions for summary judgment were dismissed without prejudice.  The District Court found the named plaintiffs to be inadequate class representatives and provided plaintiffs’ counsel an opportunity to submit a motion for the substitution or intervention of new named plaintiffs.  Plaintiffs’ counsel filed a motion with the District Court for partial reconsideration of its decision.  The District Court, by order dated January 25, 2008, granted plaintiffs’ motion for partial reconsideration and again determined that all named plaintiffs’ Truth-in Lending claims are time barred.  Plaintiffs’ counsel subsequently submitted a motion to intervene or substitute plaintiff proposing a single substitute plaintiff.  On April 18, 2008, we filed with the District Court our opposition to such motion.  The District Court on September 29, 2008 granted the plaintiffs’ motion allowing a new single named plaintiff to be substituted.  The District Court also established a schedule for the plaintiffs to amend the complaint, for the defendants to respond and for consideration of summary judgment on the merits.  During the fourth quarter of 2008, the plaintiffs amended their complaint to assert the claim of the new substitute plaintiff, the defendants answered denying such claims and both parties cross-moved for summary judgment.  On September 29, 2009, the District Court issued a decision regarding the parties’ cross motions for summary judgment.  Plaintiff’s motion was denied in its entirety.  The defendant’s motion was granted in part and denied in part.  All claims asserted against Astoria Financial Corporation and Long Island Bancorp, Inc. were dismissed.  All remaining claims against Astoria Federal were dismissed, except those based upon alleged violations of the federal Truth in Lending Act, the New York State Deceptive Practices Act and breach of contract.  The District Court held, with respect to these claims, that there exist triable issues of fact.

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

ITEM 1A.  Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2008 Annual Report on Form 10-K and Part II, Item 1A. “Risk Factors,” in our March 31, 2009 and June 30, 2009 Quarterly Reports on Form 10-Q.  There are no other material changes in risk factors relevant to our operations since June 30, 2009 except as discussed below.

Our results of operations are affected by economic conditions in the New York metropolitan area and nationally.

Our retail banking and a significant portion of our lending business (approximately 43% of our one-to-four family and 93% of our multi-family and commercial real estate mortgage loan portfolios at September 30, 2009) are concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut.  As a result of this geographic concentration, our results of operations largely depend upon economic conditions in this area, although they also depend on economic conditions in other areas.

We are operating in a challenging and uncertain economic environment, both nationally and locally.  Financial institutions continue to be affected by continued weakness in the real estate market and constrained financial markets.  Declines in real estate values, home sales volumes and financial stress on borrowers as a result of the economic recession, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  In addition, decreases in real estate values could adversely affect the value of property used as collateral for our loans.  At September 30, 2009, the average loan-to-value ratio of our mortgage loan portfolio was less than 65% based on current principal balances and original appraised values.  However, no assurance can be given that the original appraised values are reflective of current market conditions as we have experienced significant declines in real estate values in all markets in which we lend.

We have experienced increases in loan delinquencies and charge-offs in 2009.  Our non-performing loans, which are comprised primarily of mortgage loans, increased $169.9 million to $408.5 million, or 2.56% of total loans, at September 30, 2009, from $238.6 million, or 1.43% of total loans, at December 31, 2008.  Our net loan charge-offs totaled $33.6 million for the three months ended September 30, 2009, compared to $38.9 million for the three months ended June 30, 2009, $19.8 million for the three months ended March 31, 2009 and $28.9 million for the year ended December 31, 2008.  Our provision for loan losses totaled $50.0 million for each quarter during 2009 or $150.0 million for the nine months ended September 30, 2009, compared to $69.0 million for the year ended December 31, 2008.  As a residential lender, we are particularly vulnerable to the impact of a severe job loss recession.  Significant increases in job losses and unemployment will have a negative impact on the financial condition of residential borrowers and their ability to remain current on their mortgage loans.  Continued weakness or further deterioration in national and local economic conditions, including an accelerating pace of job losses, particularly in the New York metropolitan area, could have a material adverse impact on the quality of our loan portfolio, which could result in further increases in loan delinquencies, causing a decrease in our interest income as well as an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses and related provision and a decrease in net income.  Such deterioration could also adversely impact the demand for our products and services, and, accordingly, our results of operations.

The FDIC’s recently adopted restoration plan and the related increased assessment rate schedule may have a material effect on our results of operations.

In 2008, the FDIC adopted a restoration plan that raised the deposit insurance assessment rate schedule, uniformly across all four risk categories into which the FDIC assigns insured institutions, by seven basis points (annualized) of insured deposits beginning on January 1, 2009. Additionally, beginning with the second quarter of 2009, the initial base assessment rates were increased further depending on an institution’s risk category, with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits.  Our deposit insurance assessments totaled $17.7 million for the nine months ended September 30, 2009, compared to $1.7 million for the nine months ended September 30, 2008.

The FDIC also adopted a final rule in May 2009, imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009.  Our FDIC special assessment totaled $9.9 million for the nine months ended September 30, 2009.

On September 29, 2009, the FDIC adopted an amendment to the restoration plan that increases the deposit insurance assessment rate schedule uniformly across all four risk categories by three basis points (annualized) of insured deposits beginning January 1, 2011.  In addition, the FDIC issued a notice of proposed rulemaking and request for comment which would require insured depository institutions to prepay their quarterly deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009, together with their regular deposit insurance assessment for the third quarter of 2009.  We expect we would have to prepay approximately $100.0 million in deposit insurance assessments on December 30, 2009 if the prepayment proposal is adopted.

There is no guarantee that the higher premiums, special assessment and assessment prepayment described above will be sufficient for the DIF to meet its funding requirements, which may necessitate further special assessments or increases in deposit insurance premiums.  Any such future assessments or increases could have a further material impact on our results of operations.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2009, there were no repurchases of our common stock.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock outstanding, in open-market or privately negotiated transactions.  At September 30, 2009, a maximum of 8,107,300 shares may yet be purchased under this plan.
 As of September 30, 2009, we are not currently repurchasing additional shares of our common stock.

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

Astoria Financial Corporation

Dated:	November 6, 2009	By:	/s/ Frank E. Fusco
Frank E. Fusco
Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Accounting Officer)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Index of Exhibits

Exhibit No.	Identification of Exhibit

4.1	Astoria Federal Savings and Loan Association Bylaws, as amended effective August 19, 2009.

31.1	Certifications of Chief Executive Officer.

31.2	Certifications of Chief Financial Officer.

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