Form 10-K
period 2009-12-31
ASTORIA FINANCIAL CORP
filed 2010-02-26
CIK 910322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2009, based on the closing price for a share of the registrant's Common Stock on that date as reported by the New York Stock Exchange, was $795.5 million.

The number of shares of the registrant's Common Stock outstanding as of February 16, 2010 was 97,902,035 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be utilized in connection with the Annual Meeting of Stockholders to be held on  May 19, 2010 and any adjournment thereof, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2009, are incorporated by reference into Part  III.

ASTORIA FINANCIAL CORPORATION
2009 ANNUAL REPORT ON FORM 10-K

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

Forward-looking statements are based on various assumptions and analyses made by us in light of our management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  These factors include, without limitation, the following:

●	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;
●	there may be increases in competitive pressure among financial institutions or from non-financial institutions;
●	changes in the interest rate environment may reduce interest margins or affect the value of our investments;
●	changes in deposit flows, loan demand or real estate values may adversely affect our business;
●	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;
●
general economic conditions, either nationally or locally in some or all areas in which we do business, or conditions in the real estate or securities markets or the banking industry may be less favorable than we currently anticipate;

●	legislative or regulatory changes may adversely affect our business;
●	technological changes may be more difficult or expensive than we anticipate;
●	success or consummation of new business initiatives may be more difficult or expensive than we anticipate; or
●
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

In addition to Astoria Federal, Astoria Financial Corporation has two other subsidiaries, AF Insurance Agency, Inc. and Astoria Capital Trust I.  AF Insurance Agency, Inc. is a licensed life insurance agency.  Through contractual agreements with various third parties, AF Insurance Agency, Inc. makes insurance products available primarily to the customers of Astoria Federal.  AF Insurance Agency, Inc. is a wholly-owned subsidiary which is consolidated with Astoria Financial Corporation for financial reporting purposes.  Our other subsidiary, Astoria Capital Trust I, is not consolidated with Astoria Financial Corporation for financial reporting purposes.  Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, and $3.9 million of common securities (which are the only voting securities of Astoria Capital Trust I), which are 100% owned by Astoria Financial Corporation, and using the proceeds to acquire Junior Subordinated Debentures issued by Astoria Financial Corporation.  Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement relating to the Capital Securities.

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

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans, most of which are secured by one-to-four family properties and, to a lesser extent, multi-family properties and commercial real estate.  The remainder of the loan portfolio consists of a variety of construction loans and consumer and other loans. At December 31, 2009, our net loan portfolio totaled $15.59 billion, or 77.0% of total assets.

We originate mortgage loans either directly through our banking and loan production offices in New York or indirectly through brokers and our third party loan origination program.  Mortgage loan originations and purchases for portfolio totaled $3.16 billion for the year ended December 31, 2009 and $4.18 billion for the year ended December 31, 2008.  Our retail loan origination program accounted for $781.0 million of portfolio originations during 2009 and $1.03 billion during 2008.  We also have an extensive broker network covering sixteen states and the District of Columbia.  Our broker loan origination program consists of relationships with mortgage brokers and accounted for $1.99 billion of portfolio originations during 2009 and $2.67 billion during 2008. Our third party loan origination program includes relationships with other financial institutions and mortgage bankers covering seventeen states and the District of Columbia and accounted for portfolio purchases of $390.3 million during 2009 and $479.1 million during 2008.  Mortgage loans purchased through our third party loan origination program are subject to the same underwriting standards as our retail and broker originations.  Our various loan origination programs provide efficient and diverse delivery channels for deployment of our cash flows. Additionally, our broker and third party loan origination programs provide geographic diversification, reducing our exposure to concentrations of credit risk.  At December 31, 2009, $5.85 billion, or 38.1%, of our total mortgage loan portfolio was secured by properties located in New York and $9.49 billion, or 61.9%, of our total mortgage loan portfolio was secured by properties located in 38 other states and the District of Columbia.  Excluding New York, we have a concentration of greater than 5.0% of our total mortgage loan portfolio in seven states:  9.5% in Illinois, 8.6% in Connecticut, 8.2% in New Jersey, 7.0% in California, 5.5% in Massachusetts, 5.1% in Virginia, and 5.1% in Maryland.  See the “Loan Portfolio Composition” table and the “Loan Maturity, Repricing and Activity” tables.

We also originate mortgage loans for sale.  Generally, we originate fifteen and thirty year fixed rate one-to-four family mortgage loans that conform to GSE guidelines for sale to various GSEs or other investors on a servicing released or retained basis.  The sale of such loans is generally arranged through a master commitment on a mandatory delivery or best efforts basis.  Originations of one-to-four family mortgage loans held-for-sale totaled $412.4 million in 2009 and $134.8 million in 2008, substantially all of which were originated through our retail loan origination program.  Loans serviced for others totaled $1.38 billion at December 31, 2009.

We outsource the servicing of our mortgage loan portfolio, including our portfolio of mortgage loans serviced for other investors, to an unrelated third party under a sub-servicing agreement.

One-to-Four Family Mortgage Lending

Our primary lending emphasis is on the origination and purchase of first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner.  To a much lesser degree, we have made loans secured by non-owner occupied one-to-four family properties acquired as an investment by the borrower, although we discontinued originating such loans in January 2008.  We also originate a limited number of second mortgage loans.  At December 31, 2009, $11.90 billion, or 75.9%, of our total loan portfolio consisted of one-to-four family mortgage loans, of which $11.01 billion, or 92.6%, were interest-only hybrid and amortizing hybrid adjustable rate mortgage, or ARM, loans and $883.9 million, or 7.4%, were fixed rate loans.  One-to-four family loan originations and purchases for portfolio totaled $3.15 billion in 2009 and $3.66 billion in 2008.

We offer interest-only hybrid ARM loans with terms of up to forty years, which have an initial fixed rate for five or seven years and convert into one year interest-only ARM loans at the end of the initial fixed rate period.  Prior to January 2008, we also offered interest-only hybrid ARM loans with an initial fixed rate period of three years.  Our interest-only hybrid ARM loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  Our portfolio of one-to-four family interest-only hybrid ARM loans totaled $6.26 billion, or 52.7% of our total one-to-four family mortgage loan portfolio, at December 31, 2009.  We also offer amortizing hybrid ARM loans which initially have a fixed rate for three, five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period.  The three, five and seven year amortizing hybrid ARM loans have terms of up to forty years and the ten year amortizing hybrid ARM loans have terms of up to thirty years.  Our amortizing hybrid ARM loans require the borrower to make principal and interest payments during the entire loan term.  Our portfolio of one-to-four family amortizing hybrid ARM loans totaled $4.75 billion, or 39.9% of our total one-to-four family mortgage loan portfolio, at December 31, 2009.  We do not originate one year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.  During the 2009 second quarter, in response to declining customer demand for adjustable rate products, we began originating and retaining for portfolio jumbo fifteen year fixed rate mortgage loans.

Within our one-to-four family mortgage loan portfolio we have reduced documentation loan products.  Reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans.  To a lesser extent, our portfolio of reduced documentation loans also includes SISA (stated income, stated asset) and Super Streamline loans.  Reduced documentation loans include both hybrid ARM loans (interest-only and amortizing) and fixed rate loans.  SIFA and SISA loans require a prospective borrower to complete a standard mortgage loan application while the Super Streamline product requires the completion of an abbreviated application and is, in effect, considered a “no documentation” loan.  During the fourth quarter of 2007, we stopped offering reduced documentation loans.  Reduced documentation loans in our one-to-four family mortgage loan portfolio totaled $2.05 billion, or 17.3% of our total one-to-four family mortgage loan portfolio at December 31, 2009 and included $310.7 million of SISA loans and $28.4 million of Super Streamline loans.

Generally, ARM loans pose credit risks somewhat greater than the risks posed by fixed rate loans primarily because, as interest rates rise, the underlying payments of the borrower increase when the loan is beyond its initial fixed rate period, particularly if the interest rate during the initial fixed rate period was at a discounted rate, increasing the potential for default.  Interest-only hybrid ARM loans have an additional potential risk element when the loan payments adjust after the tenth anniversary of the loan to include principal payments, resulting in a further increase in the underlying payments.  Since our interest-only hybrid ARM loans have a relatively long period to the principal payment adjustment, we believe this alleviates some of the additional credit risk due to the longer period for the borrower’s income to adjust to anticipated higher future payments.  Additionally, we consider these risk factors in our underwriting of such loans and we do not offer loans with initial rates at deep discounts to the fully indexed rate.

Our reduced documentation loans have additional elements of risk since not all of the information provided by the borrower was verified and in the case of the Super Streamline product, the information provided by the borrower was limited.  SIFA loans required the verification of a potential borrower’s asset information on the loan application, but not the income information provided.  However, each of these products required the receipt of an appraisal of the real estate used as collateral for the mortgage loan and a credit report on the prospective borrower.  The loans were priced according to our internal risk assessment of the loan giving consideration to the loan-to-value ratio, the potential borrower’s credit scores and various other credit criteria.

We continue to manage the greater risk posed by our hybrid ARM loans (amortizing and interest-only) through the application of sound underwriting policies and risk management procedures.  Our risk management procedures and underwriting policies include a variety of factors and analyses.  These include, but are not limited to, the determination of the markets in which we lend; the products we offer and the pricing of those products; the evaluation of potential borrowers and the characteristics of the property supporting the loan; the monitoring and analyses of the performance of our portfolio, in the aggregate and by segment, at various points in time and trends over time; and our collection efforts and marketing of delinquent and non-performing loans and foreclosed properties.  We monitor our market areas and the performance and pricing of our various loan product offerings to determine the prudence of continuing to offer such loans and to determine what changes, if any, should be made to our product offerings and related underwriting.

The objective of our one-to-four family mortgage loan underwriting is to determine whether timely repayment of the debt can be expected and whether the property that secures the loan provides sufficient value to recover our investment in the event of a loan default.  We review each loan individually utilizing such documents as the loan application, credit report, verification forms, tax returns and any other documents relevant and necessary to qualify the potential borrower for the loan.  We analyze the credit and income profiles of potential borrowers and evaluate various aspects of the potential borrower’s credit history including credit scores. We do not base our underwriting decisions solely on credit scores.  We consider the potential borrower’s income, liquidity, history of debt management and net worth.  We perform income and debt ratio analyses as part of the credit underwriting process.  Additionally, we obtain independent appraisals to establish collateral values to determine loan-to-value ratios.  We use the same underwriting standards for our retail, broker and third party mortgage loan originations.

Our current policy on owner-occupied, one-to-four family mortgage loans is to lend up to 75% of the appraised value of the property securing the loan, except in the case of loans originated under our affordable housing program, which is consistent with our program for compliance with the Community Reinvestment Act, or CRA, and in the case of loans originated for sale.  See “Regulation and Supervision - Community Reinvestment” for further discussion of the CRA.  Prior to the fourth quarter of 2007, our policy generally was to lend up to 80% of the appraised value of the property securing the loan and, for mortgage loans which had a loan-to-value ratio of greater than 80%, we required the mortgagor to obtain private mortgage insurance.  In addition, we offered a variety of proprietary products which allowed the borrower to obtain financing of up to 90% loan-to-value without private mortgage insurance, through a combination of a first mortgage loan with an 80% loan-to-value and a home equity line of credit for the additional 10%.  During the fourth quarter of 2007, we revised our policy on originations of owner-occupied, one-to-four family mortgage loans to discontinue lending amounts in excess of 80% of the appraised value of the property securing the loan and during the 2008 third quarter we revised our policy to discontinue lending amounts in excess of 75% of the appraised value of the property, with certain exceptions noted above.  We periodically review our loan product offerings and related underwriting and make changes as necessary in response to market conditions.

All interest-only and amortizing hybrid ARM loans we offer have annual and lifetime interest rate ceilings and floors.  Such loans may be offered with an initial interest rate which is less than the fully indexed rate for the loan at the time of origination, referred to as a discounted rate.  We determine the initial interest rate in accordance with market and competitive factors giving consideration to the spread over our funding sources in conjunction with our overall interest rate risk, or IRR, management strategies.  Prior to 2006, we would underwrite our interest-only hybrid ARM loans using the initial note rate, which may have been a discounted rate.  In 2006, to recognize the credit risks associated with such loans, we began underwriting our interest-only hybrid ARM loans based on a fully amortizing loan (in effect underwriting interest-only hybrid ARM loans as if they were amortizing hybrid ARM loans).  In 2007, we began underwriting our interest-only hybrid ARM loans at the higher of the fully indexed rate or the initial note rate.  In 2009, we began underwriting our interest-only and amortizing hybrid ARM loans at the higher of the fully indexed rate, the initial note rate or 6.00%.  We monitor credit risk on interest-only hybrid ARM loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner as we monitor credit risk on all interest-only hybrid ARM loans.  Our portfolio of one-to-four family interest only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaled $3.50 billion, or 29.4% of our total one-to-four family mortgage loan portfolio, at December 31, 2009.

Multi-Family and Commercial Real Estate Lending

While we are primarily a one-to-four family mortgage lender, we also originate multi-family and commercial real estate loans.  At December 31, 2009, $2.56 billion, or 16.3%, of our total loan portfolio consisted of multi-family mortgage loans and $866.8 million, or 5.5%, of our total loan portfolio consisted of commercial real estate loans.  The multi-family and commercial real estate loans in our portfolio consist of both fixed rate and adjustable rate loans which were originated at prevailing market rates.  Multi-family and commercial real estate loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years.  We have also originated interest-only multi-family and commercial real estate loans to qualified borrowers.  Such loans were underwritten on the basis of a fully amortizing loan.  Multi-family and commercial real estate interest-only loans differ from one-to-four family interest-only loans in that the interest-only period for multi-family and commercial real estate loans generally ranges from one to five years and such loans typically provide for balloon payments at maturity.  During the 2009 first quarter, we stopped originating interest-only multi-family and commercial real estate loans.  Our portfolio of multi-family and commercial real estate interest-only loans totaled $564.3 million, or 16.5% of our total multi-family and commercial real estate loan portfolio at December 31, 2009 and was comprised primarily of multi-family loans.

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

Our policy generally has been to originate multi-family and commercial real estate loans in the New York metropolitan area, which includes New York, New Jersey and Connecticut, although prior to 2008 we originated loans in various other states including Florida and Pennsylvania.  During 2009, we originated $11.5 million of multi-family, commercial real estate and mixed use loans, primarily during the 2009 first quarter, compared to $514.2 million in 2008.  Mixed use loans are secured by properties which are intended for both residential and business use and are classified as multi-family or commercial real estate based on the greater number of residential versus commercial units.  We do not believe the current real estate market and economic environment support aggressively pursuing the origination of multi-family and commercial real estate loans, given the additional risks associated with this type of lending.  As a result, we are currently only offering to originate multi-family and commercial real estate loans to select existing customers in New York.

The majority of the multi-family loans in our portfolio are secured by six- to fifty-unit apartment buildings and mixed use properties (more residential than business units).  As of December 31, 2009, our single largest multi-family credit had an outstanding balance of $16.3 million, was current and was secured by a 276-unit apartment complex in Staten Island, New York.  At December 31, 2009, the average balance of loans in our multi-family portfolio was approximately $955,000.

Commercial real estate loans are typically secured by retail stores, office buildings and mixed use properties (more business than residential units).  As of December 31, 2009, our single largest commercial real estate credit had an outstanding principal balance of $7.3 million, was current and  was secured by a one-story retail building with 10 retail units in Ozone Park, New York.  At December 31,

2009, the average balance of loans in our commercial real estate portfolio was approximately $1.1 million.

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

Construction Loans

At December 31, 2009, $23.6 million, or 0.2%, of our total loan portfolio consisted of construction loans.  We offer construction loans for all types of residential properties and certain commercial real estate properties.  Generally, construction loan terms run between one and two years and are interest-only, adjustable rate loans indexed to the prime rate.  We generally offer construction loans up to a maximum of $10.0 million.  As of December 31, 2009, our average construction loan commitment was approximately $4.4 million and the average outstanding balance of loans in our construction loan portfolio was approximately $2.6 million.

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

Consumer and Other Loans

At December 31, 2009, $330.0 million, or 2.1%, of our total loan portfolio consisted of consumer and other loans which were primarily home equity lines of credit.  Home equity lines of credit are adjustable rate loans which are indexed to the prime rate and generally reset monthly.  Such lines of credit are underwritten based on our evaluation of the borrower’s ability to repay the debt.

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

Included in consumer and other loans were $13.6 million of commercial business loans at December 31, 2009.  These loans are underwritten based upon the cash flow and earnings of the borrower and the value of the collateral securing such loans, if any.

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

For mortgage loans secured by one-to-four family properties, upon receipt of a completed application from a prospective borrower, we generally order a credit report, verify income and other information and, if necessary, obtain additional financial or credit related information.  For mortgage loans secured by multi-family properties and commercial real estate, we obtain financial information concerning the operation of the property as well as credit information on the principal and borrower entity.  Personal guarantees are generally not obtained with respect to multi-family and commercial real estate loans.  An appraisal of the real estate used as collateral for mortgage loans is also obtained as part of the underwriting process.  All appraisals are performed by licensed or certified appraisers, the majority of which are licensed independent third party appraisers.  We have an internal appraisal review process to monitor third party appraisals.  The Board of Directors annually reviews and approves our appraisal policy.

Loan Portfolio Composition

The following table sets forth the composition of our net loans receivable portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Mortgage loans (gross):
One-to-four family	$11,895,362	75.88%	$12,349,617	74.42%	$11,628,270	72.51%	$10,214,146	68.67%	$9,757,920	68.24%
Multi-family	2,559,058	16.33	2,911,733	17.55	2,945,546	18.36	2,987,531	20.09	2,826,807	19.77
Commercial real estate	866,804	5.53	941,057	5.67	1,031,812	6.43	1,100,218	7.40	1,075,914	7.52
Construction	23,599	0.15	56,829	0.34	77,723	0.48	140,182	0.94	137,012	0.96
Total mortgage loans	15,344,823	97.89	16,259,236	97.98	15,683,351	97.78	14,442,077	97.10	13,797,653	96.49
Consumer and other loans (gross):
Home equity	302,410	1.93	307,831	1.85	320,884	1.99	392,141	2.64	460,064	3.22
Commercial	13,588	0.09	13,331	0.08	20,494	0.13	22,262	0.15	24,644	0.17
Other	14,020	0.09	14,216	0.09	15,443	0.10	16,387	0.11	17,796	0.12
Total consumer and other loans	330,018	2.11	335,378	2.02	356,821	2.22	430,790	2.90	502,504	3.51
Total loans (gross)	15,674,841	100.00%	16,594,614	100.00%	16,040,172	100.00%	14,872,867	100.00%	14,300,157	100.00%
Net unamortized premiums
and deferred loan costs	105,881		117,830		114,842		98,824		92,136
Total loans	15,780,722		16,712,444		16,155,014		14,971,691		14,392,293
Allowance for loan losses	(194,049)		(119,029)		(78,946)		(79,942)		(81,159)
Total loans, net	$15,586,673		$16,593,415		$16,076,068		$14,891,749		$14,311,134

Loan Maturity, Repricing and Activity

The following table shows the contractual maturities of our loans receivable at December 31, 2009 and does not reflect the effect of prepayments or scheduled principal amortization.

	At December 31, 2009
	One-to-				Consumer	Total
	Four	Multi-	Commercial		and	Loans
(In Thousands)	Family	Family	Real Estate	Construction	Other	Receivable
Amount due:
Within one year	$20,097	$8,146	$2,115	$16,478	$12,084	$58,920
After one year:
Over one to three years	23,469	53,456	27,127	7,121	11,373	122,546
Over three to five years	79,623	252,633	155,059	-	6,567	493,882
Over five to ten years	160,660	1,722,423	511,418	-	1,346	2,395,847
Over ten to twenty years	910,244	432,516	152,805	-	3,164	1,498,729
Over twenty years	10,701,269	89,884	18,280	-	295,484	11,104,917
Total due after one year	11,875,265	2,550,912	864,689	7,121	317,934	15,615,921
Total amount due	$11,895,362	$2,559,058	$866,804	$23,599	$330,018	$15,674,841
Net unamortized premiums and deferred loan costs						105,881
Allowance for loan losses						(194,049)
Loans receivable, net						$15,586,673

The following table sets forth at December 31, 2009, the dollar amount of our loans receivable contractually maturing after December 31, 2010, and whether such loans have fixed interest rates or adjustable interest rates.  Our interest-only and amortizing hybrid ARM loans are classified as adjustable rate loans.

	Maturing After December 31, 2010
(In Thousands)	Fixed	Adjustable	Total
Mortgage loans:
One-to-four family	$881,629	$10,993,636	$11,875,265
Multi-family	339,715	2,211,197	2,550,912
Commercial real estate	85,112	779,577	864,689
Construction	-	7,121	7,121
Consumer and other loans	7,958	309,976	317,934
Total	$1,314,414	$14,301,507	$15,615,921

The following table sets forth our loan originations, purchases, sales and principal repayments for the periods indicated, including loans held-for-sale.

	For the Year Ended December 31,
(In Thousands)	2009	2008	2007
Mortgage loans (gross) (1):
At beginning of year	$16,264,133	$15,688,675	$14,457,975
Originations:
One-to-four family	3,168,615	3,319,575	3,412,315
Multi-family	10,352	458,175	363,648
Commercial real estate	1,135	55,984	46,777
Construction	-	-	1,993
Total originations	3,180,102	3,833,734	3,824,733
Purchases (2)	390,297	479,051	407,316
Principal repayments	(3,824,444)	(3,534,061)	(2,786,822)
Sales	(442,817)	(150,166)	(224,428)
Advances on construction loans in
excess of originations	6,190	14,640	23,558
Transfer of loans to real estate owned	(70,638)	(39,877)	(10,749)
Net loans charged off	(123,014)	(27,863)	(2,908)
At end of year	$15,379,809	$16,264,133	$15,688,675
Consumer and other loans (gross) (3):
At beginning of year	$335,756	$357,814	$431,466
Originations and advances	110,415	138,901	153,715
Principal repayments	(113,774)	(157,752)	(225,536)
Sales	-	(2,153)	(1,243)
Net loans charged off	(1,966)	(1,054)	(588)
At end of year	$330,431	$335,756	$357,814

(1)
Includes loans classified as held-for-sale totaling $35.0 million, $4.9 million and $5.3 million at December 31, 2009, 2008 and 2007, respectively, exclusive of a $1.1 million valuation allowance at December 31, 2009.

(2)	Purchases of mortgage loans represent third party loan originations and are secured by one-to-four family properties.
(3)	Includes loans classified as held-for-sale totaling $413,000, $378,000 and $993,000 at December 31, 2009, 2008 and 2007, respectively.

Asset Quality

General

One of our key operating objectives has been and continues to be to maintain a high level of asset quality.  Although the continued weakness in the economy and real estate market resulted in an increase in non-performing loans, we continue to employ sound underwriting standards for new loan originations. Through a variety of strategies, including, but not limited to, collection efforts and the marketing of delinquent and non-performing loans and foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped to maintain the strength of our financial condition.

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

Non-performing Assets

Non-performing assets include non-accrual loans, mortgage loans delinquent 90 days or more and still accruing interest and real estate owned, or REO.  Total non-performing assets increased $190.7 million to $454.8 million at December 31, 2009, from $264.1 million at December 31, 2008.  This increase was due to an increase in non-performing loans, coupled with an increase of $20.7 million in REO, net.  Non-performing loans, the most significant component of non-performing assets, increased $170.0 million to $408.6 million at December 31, 2009, from $238.6 million at December 31, 2008.  The increase in non-performing loans was primarily due to an increase in non-performing one-to-four family mortgage loans, coupled with an increase in non-performing multi-family, commercial real estate and construction loans.  The continued weakness in the housing and real estate markets and overall economy contributed to an increase in our delinquencies, non-performing loans and net loan charge-offs during the year ended December 31, 2009.  As a geographically diversified residential lender, we have been affected by negative consequences arising from the economic recession that continued throughout most of 2009 and, in particular, a sharp downturn in the housing industry nationally, as well as economic and housing industry weaknesses in the New York metropolitan area.  We are particularly vulnerable to a job loss recession.  We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  The ratio of non-performing loans to total loans increased to 2.59% at December 31, 2009, from 1.43% at December 31, 2008.  The ratio of non-performing assets to total assets increased to 2.25% at December 31, 2009, from 1.20% at December 31, 2008.  The allowance for loan losses as a percentage of total non-performing loans was 47.49% at December 31, 2009 and 49.88% at December 31, 2008.  For further discussion of our non-performing assets, non-performing loans and the allowance for loan losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  During the year ended December 31, 2009, we sold $51.5 million, net of $34.2 million in net charge-offs and $1.2 million in net lower of cost or market write-downs, of delinquent and non-performing mortgage loans, primarily multi-family, commercial real estate and construction loans.  In addition, at December 31, 2009, included in loans held-for-sale, net, are $6.9 million, net of $6.8 million in charge-offs and a $1.1 million lower of cost or market valuation allowance, of non-performing multi-family and commercial real estate loans held-for-sale.  Such loans are excluded from non-performing loans, non-performing assets and related ratios.  There were no non-performing loans held-for-sale at December 31, 2008.

From time to time, we agree to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.  Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms generally for a period of six months.  Loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $57.2 million at December 31, 2009 and $6.9 million at December 31, 2008.  Excluded from non-performing loans are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to performing status.  Restructured accruing loans totaled $26.0 million at December 31, 2009 and $1.1 million at December 31, 2008.

We discontinue accruing interest on loans when such loans become 90 days delinquent as to their payment due date (missed three payments).  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.  In some circumstances, we continue to accrue interest on mortgage loans delinquent 90 days or more as to their maturity date, but not their interest due.  Such loans totaled $600,000 at December 31, 2009 and $33,000 at December 31, 2008.  In general, 90 days prior to a loan's maturity, the borrower is reminded of the maturity date.  Where the borrower has continued to make monthly payments to us and where we do not have a reason to believe that any loss will be incurred on the loan, we have treated these loans as current and have continued to accrue interest.

We update our estimates of collateral value for non-performing multi-family, commercial real estate and construction mortgage loans in excess of $1.0 million and one-to-four family mortgage loans which are 180 days or more delinquent, annually, and certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral.  For one-to-four family mortgage loans, updated estimates of collateral value are obtained through automated valuation models.  For multi-family and commercial real estate properties, we estimate collateral value through appraisals or internal cash flow analyses when current financial information is available, coupled with, in most cases, an inspection of the property.

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Write-downs required at the time of acquisition are charged to the allowance for loan losses.  Thereafter, we maintain an allowance for losses representing decreases in the properties’ estimated fair value which are charged to income along with any additional property maintenance and protection expenses incurred in owning the property.  Fair value is estimated through current appraisals in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair value is periodically adjusted to reflect current market conditions.  At December 31, 2009 we had 165 REO properties totaling $46.2 million, net of an allowance for losses of $816,000, and at December 31, 2008 we had 93 REO properties totaling $25.5 million, net of an allowance for losses of $2.0 million.

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

Impaired Loans

A loan is generally deemed impaired when it is probable we will be unable to collect both principal and interest due according to the contractual terms of the loan agreement.  Loans we individually classify as impaired include multi-family, commercial real estate and construction mortgage loans with balances of over $1.0 million which have been classified by our Asset Review Department as either substandard-3 or doubtful, certain loans modified in a troubled debt restructuring and mortgage loans where a portion of the outstanding principal has been charged-off.  A valuation allowance is established when the current estimated fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan.  Impaired loans totaled $223.2 million, net of their related allowance for loan losses of $23.9 million, at December 31, 2009 and $53.1 million, net of their related allowance for loan losses of $7.5 million, at December 31, 2008.  Interest income recognized on impaired loans amounted to $6.2 million for the year ended December 31, 2009.  For further detail on our impaired loans, see Note 1 and Note 5 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Allowance for Loan Losses

For a discussion of our accounting policy related to the allowance for loan losses, see “Critical Accounting Policies - Allowance for Loan Losses” in Item 7, “MD&A.”

In addition to the requirements of U.S. generally accepted accounting principles, or GAAP, related to loss contingencies, a federally chartered savings association’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision, or OTS.  The OTS, in conjunction with the other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate valuation allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances.  It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the federal regulatory agencies.  While we believe that the allowance for loan losses has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ substantially from the conditions used in making our estimates at December 31, 2009.  In addition, there can be no assurance that the OTS or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not request that we alter our allowance for loan losses, thereby affecting our financial condition and earnings.

Investment Activities

General

Our investment policy is designed to complement our lending activities, generate a favorable return without incurring undue interest rate and credit risk, enable us to manage the interest rate sensitivity of our overall assets and liabilities and provide and maintain liquidity, primarily through cash flow.  In establishing our investment strategies, we consider our business and growth plans, the economic environment, our interest rate sensitivity position, the types of securities held and other factors.  At December 31, 2009, our securities portfolio totaled $3.18 billion, or 15.7% of total assets.

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

Securities

Our securities portfolio is comprised primarily of mortgage-backed securities.  At December 31, 2009, our mortgage-backed securities totaled $2.92 billion, or 91.8% of total securities, of which $2.88 billion, or 90.7% of total securities, were REMIC and CMO securities, substantially all of which had fixed rates.  Of the REMIC and CMO securities portfolio, $2.78 billion, or 96.2%, are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae as issuer.  The balance of this portfolio is comprised of privately issued securities, substantially all of which have a credit rating of AAA.  In addition to our REMIC and CMO securities, at December 31, 2009, we had $35.5 million, or 1.1% of total securities, in mortgage-backed pass-through certificates guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae.  These securities provide liquidity, collateral for borrowings and minimal credit risk while providing appropriate returns and are an attractive alternative to other investments due to the wide variety of maturity and repayment options available.

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

In addition to mortgage-backed securities, at December 31, 2009, we had $259.3 million of other securities, consisting of obligations of the U.S. government and GSEs, obligations of states and political subdivisions and Freddie Mac preferred stock, some of which, by their terms, may be called by the issuer, typically after the passage of a fixed period of time.  At December 31, 2009, the amortized cost of callable securities totaled $251.0 million.  No securities were called during the year ended December 31, 2009.

At December 31, 2009, our securities available-for-sale totaled $860.7 million and our securities held-to-maturity totaled $2.32 billion.  For further discussion of our securities portfolio, see the following tables, Item 7, “MD&A,” and Note 1 and Note 3 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

As a member of the Federal Home Loan Bank, or FHLB, of New York, or FHLB-NY, Astoria Federal is required to maintain a specified investment in the capital stock of the FHLB-NY. See “Regulation and Supervision - Federal Home Loan Bank System.”

Repurchase Agreements

We invest in various money market instruments, including repurchase agreements (securities purchased under agreements to resell) and overnight and term federal funds, although at December 31, 2009 and 2008 we had no investments in federal funds sold.  Money market instruments are used to invest our available funds resulting from cash flow and to help satisfy liquidity needs.  For further discussion of our repurchase agreements, see Note 1 and Note 2 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

	At December 31,
	2009		2008		2007
		Percent		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total	Amount	of Total
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$796,240	92.52%	$1,319,176	94.88%	$1,138,139	86.67%
Non-GSE issuance REMICs and CMOs	26,269	3.05	29,440	2.12	38,381	2.92
GSE pass-through certificates	34,375	3.99	40,666	2.92	53,202	4.05
Freddie Mac preferred stock	3,784	0.44	1,132	0.08	82,996	6.32
Other securities	26	-	26	-	588	0.04
Total securities available-for-sale	$860,694	100.00%	$1,390,440	100.00%	$1,313,306	100.00%
Securities held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,979,296	85.38%	$2,451,155	92.61%	$2,822,089	92.30%
Non-GSE issuance REMICs and CMOs	82,014	3.54	188,473	7.12	227,278	7.43
GSE pass-through certificates	1,097	0.05	1,558	0.06	2,108	0.07
Obligations of U.S. government and GSEs	250,955	10.83	-	-	-	-
Obligations of states and political
subdivisions	4,523	0.20	5,676	0.21	6,069	0.20
Total securities held-to-maturity	$2,317,885	100.00%	$2,646,862	100.00%	$3,057,544	100.00%

The following table sets forth certain information regarding the amortized costs, estimated fair values, weighted average yields and contractual maturities of our repurchase agreements, FHLB-NY stock, securities available-for-sale and securities held-to-maturity at December 31, 2009 and does not reflect the effect of prepayments or scheduled principal amortization on our REMICs, CMOs and pass-through certificates.

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Estimated	Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
(Dollars in Thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
Repurchase agreements	$40,030	0.02%	$-	-%	$-	-%	$-	-%	$40,030	$40,030	0.02%
FHLB-NY stock (1)(2)	$-	-%	$-	-%	$-	-%	$178,929	5.60%	$178,929	$178,929	5.60%
Securities available-for-sale:
REMICs and CMOs:
GSE issuance	$-	-%	$-	-%	$58,974	4.22%	$718,124	4.02%	$777,098	$796,240	4.04%
Non-GSE issuance	-	-	-	-	26,663	3.32	502	2.91	27,165	26,269	3.31
GSE pass-through certificates	-	-	3,087	6.49	4,817	6.57	25,537	3.40	33,441	34,375	4.14
Freddie Mac preferred stock (1)(3)	-	-	-	-	-	-	-	-	-	3,784	-
Other securities (1)(3)	25	4.70	-	-	-	-	15	-	40	26	2.94
Total securities available-for-sale	$25	4.70%	$3,087	6.49%	$90,454	4.08%	$744,178	4.00%	$837,744	$860,694	4.02%
Securities held-to-maturity:
REMICs and CMOs:
GSE issuance	$-	-%	$-	-%	$249,554	4.10%	$1,729,742	4.29%	$1,979,296	$2,029,683	4.27%
Non-GSE issuance	-	-	-	-	19,830	4.52	62,184	4.36	82,014	79,833	4.40
GSE pass-through certificates	3	10.03	551	6.23	495	8.54	48	9.53	1,097	1,163	7.43
Obligations of U.S. government and GSEs	-	-	250,955	2.54	-	-	-	-	250,955	252,318	2.54
Obligations of states and political subdivisions	-	-	-	-	4,523	6.50	-	-	4,523	4,523	6.50
Total securities held-to-maturity	$3	10.03%	$251,506	2.55%	$274,402	4.18%	$1,791,974	4.29%	$2,317,885	$2,367,520	4.09%

(1)	Equity securities have no stated maturities and are therefore classified in the over ten years category.
(2)	The carrying amount of FHLB-NY stock equals cost. The weighted average yield represents the 2009 fourth quarter annualized dividend rate declared by the FHLB-NY in January 2010.
(3)
The weighted average yield of Freddie Mac preferred stock and Fannie Mae common stock, included in other securities, reflects the Federal Housing Finance Agency decision to suspend dividend payments indefinitely.

The following table sets forth the aggregate amortized cost and estimated fair value of our securities, substantially all of which are mortgage-backed securities, where the aggregate amortized cost of securities from a single issuer exceeds ten percent of our stockholders’ equity at December 31, 2009.

	Amortized	Estimated
(In Thousands)	Cost	Fair Value
Freddie Mac	$1,599,643	$1,646,457
Fannie Mae	987,793	1,012,611
FHLB (1)	278,887	279,328

(1) Includes FHLB-NY stock.

Sources of Funds

General

Our primary source of funds is the cash flow provided by our investing activities, including principal and interest payments on loans and securities.  Our other sources of funds are provided by operating activities (primarily net income) and financing activities, including deposits and borrowings.

Deposits

We offer a variety of deposit accounts with a range of interest rates and terms.  We presently offer passbook and statement savings accounts, money market accounts, NOW and demand deposit accounts, Liquid certificates of deposit, or Liquid CDs, and certificates of deposit, which include all time deposits other than Liquid CDs.  Liquid CDs have maturities of three months, require the maintenance of a minimum balance and allow depositors the ability to make periodic deposits to and withdrawals from their account.  We consider Liquid CDs as part of our core deposits, along with savings accounts, money market accounts and NOW and demand deposit accounts, due to their depositor flexibility.  At December 31, 2009, our deposits totaled $12.81 billion.  Of the total deposit balance, $1.62 billion, or 12.6%, represent Individual Retirement Accounts.  We held no brokered deposits at December 31, 2009.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition.  Our deposits are primarily obtained from areas surrounding our banking offices.  We rely primarily on our sales and marketing efforts, including print advertising, competitive rates, quality service, our PEAK Process, new products and long-standing customer relationships to attract and retain these deposits.  When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds.  Our strong level of core deposits has contributed to our low cost of funds.  Core deposits represented 36.9% of total deposits at December 31, 2009.

For further discussion of our deposits, see the following tables, Item 7, “MD&A,” and Note 8 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

The following table presents our deposit activity for the years indicated.

	For the Year Ended December 31,
(Dollars in Thousands)	2009	2008	2007
Opening balance	$13,479,924	$13,049,438	$13,224,024
Net (withdrawals) deposits	(983,057)	36,589	(630,625)
Interest credited	315,371	393,897	456,039
Ending balance	$12,812,238	$13,479,924	$13,049,438
Net (decrease) increase	$(667,686)	$430,486	$(174,586)
Percentage (decrease) increase	(4.95)%	3.30%	(1.32)%

The following table sets forth the maturity periods of our certificates of deposit and Liquid CDs in amounts of $100,000 or more at December 31, 2009.

(In Thousands)	Amount
Within three months	$1,174,461
Three to six months	547,521
Six to twelve months	523,743
Over twelve months	725,066
Total	$2,970,791

The following table sets forth the distribution of our average deposit balances for the periods indicated and the weighted average nominal interest rates for each category of deposit presented.

	For the Year Ended December 31,
	2009			2008			2007
			Weighted			Weighted			Weighted
			Average			Average			Average
	Average	Percent	Nominal	Average	Percent	Nominal	Average	Percent	Nominal
(Dollars in Thousands)	Balance	of Total	Rate	Balance	of Total	Rate	Balance	of Total	Rate
Savings	$1,928,842	14.40%	0.40%	$1,863,622	14.26%	0.40%	$2,014,253	15.22%	0.40%
Money market	317,168	2.37	0.66	311,910	2.39	1.02	379,634	2.87	0.99
NOW	934,313	6.98	0.11	874,862	6.70	0.15	863,679	6.53	0.11
Non-interest bearing NOW
and demand deposit	599,818	4.48	-	595,540	4.56	-	601,784	4.55	-
Liquid CDs	884,436	6.60	1.20	1,225,153	9.38	2.96	1,549,774	11.71	4.62
Total	4,664,577	34.83	0.46	4,871,087	37.29	0.99	5,409,124	40.88	1.56
Certificates of deposit (1):
Within one year	2,967,210	22.15	2.58	2,674,913	20.47	3.69	2,064,884	15.60	4.72
One to three years	2,980,661	22.26	3.84	2,601,828	19.92	4.57	2,621,207	19.81	4.70
Three to five years	1,250,321	9.34	4.31	1,393,834	10.67	4.40	1,905,804	14.40	4.23
Over five years	13,955	0.10	4.22	17,262	0.13	4.25	14,306	0.11	4.19
Jumbo	1,516,433	11.32	2.86	1,504,277	11.52	3.87	1,217,566	9.20	4.90
Total	8,728,580	65.17	3.31	8,192,114	62.71	4.12	7,823,767	59.12	4.62
Total deposits	$13,393,157	100.00%	2.32%	$13,063,201	100.00%	2.96%	$13,232,891	100.00%	3.37%

 (1)   Terms indicated are original, not term remaining to maturity.

The following table presents, by rate categories, the remaining periods to maturity of our certificates of deposit and Liquid CDs outstanding at December 31, 2009 and the balances of our certificates of deposit and Liquid CDs outstanding at December 31, 2009, 2008 and 2007.

	Period to maturity from December 31, 2009				At December 31,
	Within	One to two	Two to three	Over three
(In Thousands)	one year	years	years	years	2009	2008	2007
Certificates of deposit and
Liquid CDs:
1.99% or less	$2,687,568	$219,731	$20,303	$1,066	$2,928,668	$118,354	$87,525
2.00% to 2.99%	1,201,056	140,848	581,679	36,643	1,960,226	1,635,781	27,903
3.00% to 3.99%	1,384,683	343,562	157,149	285,473	2,170,867	4,518,092	829,228
4.00% to 4.99%	756,299	251,882	143,147	124,573	1,275,901	2,756,349	4,432,887
5.00% and over	263,997	124,008	73,347	48	461,400	862,507	3,968,001
Total	$6,293,603	$1,080,031	$975,625	$447,803	$8,797,062	$9,891,083	$9,345,544

Borrowings

Borrowings are used as a complement to deposit generation as a funding source for asset growth and are an integral part of our IRR management strategy.  We enter into reverse repurchase agreements (securities sold under agreements to repurchase) with nationally recognized primary securities dealers and the FHLB-NY.  Reverse repurchase agreements are accounted for as borrowings and are secured by the securities sold under the agreements.  We also obtain advances from the FHLB-NY which are generally secured by a blanket lien against, among other things, our one-to-four family mortgage loan portfolio and our investment in FHLB-NY stock.  The maximum amount that the FHLB-NY will advance, for purposes other than for meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY.  See “Regulation and Supervision - Federal Home Loan Bank System.”  Occasionally, we will obtain funds through the issuance of unsecured debt obligations.  These obligations are classified as other borrowings in our consolidated statements of financial condition.  At December 31, 2009, borrowings totaled $5.88 billion.

At December 31, 2009, we had a 12-month commitment for overnight and one month lines of credit with the FHLB-NY totaling $300.0 million, of which $90.0 million was outstanding under the overnight line of credit and is included in total FHLB-NY advances.  The lines of credit expire on August 9, 2010 and are renewable annually.  Both lines of credit are priced at the federal funds rate plus a spread and reprice daily.

Included in our borrowings are various obligations which, by their terms, may be called by the securities dealers and the FHLB-NY.  At December 31, 2009, we had $2.93 billion of borrowings which are callable within one year and at various times thereafter, of which $125.0 million are due in 2011, $850.0 million are due in 2012 and $1.95 billion have contractual remaining maturities of over five years.

For further information regarding our borrowings, including our borrowings outstanding, average borrowings, maximum borrowings and weighted average interest rates at and for each of the years ended December 31, 2009, 2008 and 2007, see Item 7, “MD&A” and Note 9 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

Astoria Federal’s deposit gathering sources are primarily concentrated in the communities surrounding Astoria Federal’s banking offices in Queens, Kings (Brooklyn), Nassau, Suffolk and Westchester counties of New York.  Astoria Federal ranked fourth in deposit market share, with an 8.1% market share, in the Long Island market, which includes the counties of Queens, Kings (Brooklyn), Nassau and Suffolk, based on the annual Federal Deposit Insurance Corporation, or FDIC, “Summary of Deposits - Market Share Report” dated June 30, 2009.

Astoria Federal originates mortgage loans through its banking and loan production offices in New York, through an extensive broker network covering sixteen states and the District of Columbia and through a third party loan origination program covering seventeen states and the District of Columbia.  Our various loan origination programs provide efficient and diverse delivery channels for deployment of our cash flows.  Additionally, our broker and third party loan origination programs provide geographic diversification, reducing our exposure to concentrations of credit risk.  Over the past several years, due to the advanced economic declines in certain markets, we have reduced the number of states in which we originate and purchase one-to-four family mortgage loans.

The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger and have greater financial resources than we have.  Our competition for loans, both locally and nationally, comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies and credit unions.  Additionally, over the past year, we have faced increased competition as a result of the U.S. government’s intervention in the mortgage and credit markets, particularly from the government’s purchase of U.S. Treasury and mortgage-backed securities and the expansion of loan amount limits that conform to GSE guidelines, or the expanded conforming loan limits.  This has resulted in a narrowing of mortgage spreads, lower yields and accelerated mortgage prepayments.  While competition for deposits remains intense, during 2009 we experienced a decrease in competition for core community deposits, from that which we experienced during 2008.  Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions.  We also face competition for deposits from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies.

Subsidiary Activities

We have two direct wholly-owned subsidiaries, Astoria Federal and AF Insurance Agency, Inc., which are reported on a consolidated basis.  AF Insurance Agency, Inc. is a licensed life insurance agency.  Through contractual agreements with various third parties, AF Insurance Agency, Inc. makes insurance products available primarily to the customers of Astoria Federal.

We have one other direct subsidiary, Astoria Capital Trust I, which is not consolidated with Astoria Financial Corporation for financial reporting purposes.  Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million of Capital Securities and $3.9 million of common securities and using the proceeds to acquire $128.9 million of Junior Subordinated Debentures issued by us.  The Junior Subordinated Debentures have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I.  The Junior Subordinated Debentures are prepayable, in whole or in part, at our option as of November 1, 2009 at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value.  The Capital Securities have the same prepayment provisions as the Junior Subordinated Debentures.  See Note 9 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of Astoria Capital Trust I, the Capital Securities and the Junior Subordinated Debentures.

At December 31, 2009, the following were wholly-owned subsidiaries of Astoria Federal and are reported on a consolidated basis.

AF Agency, Inc. was formed in 1990 and makes various annuity products available to the customers of Astoria Federal through an unaffiliated third party vendor.  Astoria Federal is reimbursed for expenses and administrative services it provides to AF Agency, Inc.  Fees generated by AF Agency, Inc. totaled $11.5 million for the year ended December 31, 2009.

Astoria Federal Savings and Loan Association Revocable Grantor Trust was formed in November 2000 in connection with the establishment of a BOLI program by Astoria Federal.  Premiums paid to purchase BOLI in 2000 and 2002 totaled $350.0 million.  The carrying amount of our investment in BOLI was $401.7 million, or 2.0% of total assets, at December 31, 2009.  See Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of BOLI.

Astoria Federal Mortgage Corp. is an operating subsidiary through which Astoria Federal engages in lending activities outside the State of New York.

Fidata Service Corp., or Fidata, was incorporated in the State of New York in November 1982. Fidata qualifies as a Connecticut passive investment company, or PIC, and for alternative tax treatment under Article 9A of the New York State Tax Law.  Fidata maintains offices in Norwalk, Connecticut and invests in loans secured by real property which qualify as intangible investments permitted to be held by a Connecticut PIC.  Fidata mortgage loans totaled $6.80 billion at December 31, 2009.

Marcus I Inc. was incorporated in the State of New York in April 2006 and was formed to serve as assignee of certain loans in default and REO properties.  Marcus I Inc. assets were not material to our financial condition at December 31, 2009.

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

Personnel

As of December 31, 2009, we had 1,485 full-time employees and 214 part-time employees, or 1,592 full time equivalents.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

Proposed Government Actions
On December 11, 2009, the House of Representatives passed the Wall Street Reform and Consumer Protection Act of 2009, or the Reform Bill. The Reform Bill is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. The Reform Bill, among other things, would create three new governmental agencies: the Financial Services Oversight Council, the Federal Insurance Office and the Consumer Financial Protection Agency, or the CFPA. The CFPA would have the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations.  In addition, the Reform Bill would establish a Division of Thrift Supervision, or the Division, within the Office of the Comptroller of the Currency, or OCC, and abolish the OTS and transfer its functions and personnel to the Division.  The Reform Bill preserves the federal thrift charter for thrifts, such as Astoria Federal.  Most significantly for us, the Reform Bill contains provisions which would result in thrift holding companies, such as Astoria Financial Corporation, becoming bank holding companies subject to consolidated capital requirements, Bank Holding Company Act limitations and supervision by the Board of Governors of the Federal Reserve System, or FRB.  Similar legislation is being currently considered by the Senate’s Banking Committee.  The Senate’s proposed legislation contemplates elimination of the federal thrift charter with federal thrifts being regulated by a proposed  new federal banking agency.  The exact requirements and timing of any final legislation cannot be determined at this time.

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

On June 29, 2007, the OTS and other federal bank regulatory agencies, or the Agencies, issued the “Statement on Subprime Mortgage Lending,” or the Statement, to address the growing concerns facing the subprime mortgage market, particularly with respect to rapidly rising subprime default rates that may indicate borrowers do not have the ability to repay adjustable rate subprime loans originated by financial institutions.  In particular, the Agencies expressed concern in the Statement that current underwriting practices do not take into account that many subprime borrowers are not prepared for “payment shock” and that the current subprime lending practices compound risk for financial institutions.  The Statement describes the prudent safety and soundness and consumer protection standards that financial institutions should follow to ensure borrowers obtain loans that they can afford to repay.  The Statement also reinforces the April 17, 2007 Interagency Statement on Working with Mortgage Borrowers, in which the federal bank regulatory agencies encouraged institutions to work constructively with residential borrowers who are financially unable or reasonably expected to be unable to meet their contractual payment obligations on their home loans.

On October 30, 2009, the Agencies adopted a policy statement supporting prudent commercial real estate mortgage loan workouts, or the Policy Statement. The Policy Statement provides guidance for examiners, and for financial institutions that are working with commercial real estate mortgage loan borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties. The Policy Statement details risk-management practices for loan workouts that support prudent and pragmatic credit and business decision-making within the framework of financial accuracy, transparency, and timely loss recognition.  Financial institutions that implement prudent loan workout arrangements after performing comprehensive reviews of borrowers' financial conditions will not be subject to criticism for engaging in these efforts, even if the restructured loans have weaknesses that result in adverse credit classifications. In addition, performing loans, including those renewed or restructured on reasonable modified terms, made to creditworthy borrowers, will not be subject to adverse classification solely because the value of the underlying collateral declined.  The Policy Statement reiterates existing guidance that examiners are expected to take a balanced approach in assessing institutions’ risk-management practices for loan workout activities.

We have evaluated the Guidance, the CRE Guidance, the Statement and the Policy Statement to determine our compliance and, as necessary, modified our risk management practices, underwriting guidelines and consumer protection standards.  See “Lending Activities – One-to-Four Family Mortgage Lending and Multi-Family and Commercial Real Estate Lending” for a discussion of our loan product offerings and related underwriting standards and “Asset Quality” in Item 7, “MD&A” for information regarding our loan portfolio composition.

Capital Requirements

The OTS capital regulations require federally chartered savings associations to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4% leverage (core) capital ratio and an 8% total risk-based capital ratio.  In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary.  Astoria Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Astoria Federal’s risk profile.  At December 31, 2009, Astoria Federal exceeded each of its capital requirements with a tangible capital ratio of 6.89%, leverage capital ratio of 6.89% and total risk-based capital ratio of 12.99%.

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

In January 2010, the Agencies released an Advisory on Interest Rate Risk Management, or the IRR Advisory, to remind institutions of the supervisory expectations regarding sound practices for managing IRR.  While some degree of IRR is inherent in the business of banking, the Agencies expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposures, and IRR management should be an integral component of an institution’s risk management infrastructure.  The Agencies expect all institutions to manage their IRR exposures using processes and systems commensurate with their earnings and capital levels, complexity, business model, risk profile and scope of operations, and the IRR Advisory reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing, and internal controls related to the IRR exposures of institutions.

The IRR Advisory encourages institutions to use a variety of techniques to measure IRR exposure which includes simple maturity gap analysis, income measurement and valuation measurement for assessing the impact of changes in market rates as well as simulation modeling to measure IRR exposure.  Institutions are encouraged to use the full complement of analytical capabilities of their IRR simulation models.  The IRR Advisory also reminds institutions that stress testing, which includes both scenario and sensitivity analysis, is an integral component of IRR management.  The IRR Advisory indicates that institutions should regularly assess IRR exposures beyond typical industry conventions, including changes in rates of greater magnitude (for example, up and down 300 and 400 basis points as compared to up and down 200 basis points which is the general practice) across different tenors to reflect changing slopes and twists of the yield curve.

The IRR Advisory emphasizes that effective IRR management not only involves the identification and measurement of IRR, but also provides for appropriate actions to control this risk.  The adequacy and effectiveness of an institution’s IRR management process and the level of its IRR exposure are critical factors in the Agencies’ evaluation of an institution’s sensitivity to changes in interest rates and capital adequacy.

Prompt Corrective Regulatory Action

FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions.  Under this system, the banking regulators are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” the severity of which depends upon the institution’s degree of capitalization.  Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or  “critically undercapitalized,” and the plan must be guaranteed by any parent holding company.  In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion.  Under the OTS regulations, generally, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level.  As of December 31, 2009, Astoria Federal was considered “well capitalized” by the OTS, with a total risk-based capital ratio of 12.99%, Tier 1 risk-based capital ratio of 11.72% and leverage ratio of 6.89%.

Insurance of Deposit Accounts

The FDIC merged the Savings Association Insurance Fund and the Bank Insurance Fund to create the DIF on March 31, 2006.  Astoria Federal is a member of the DIF and pays its deposit insurance assessments to the DIF.

Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions.  From 1997 through 2006, under the previous risk-based assessment system, Astoria Federal had an assessment rate of 0 basis points.  Under the new assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories, based on the institution’s most recent supervisory ratings and capital ratios.  For institutions within Risk Category I, assessment rates generally depend upon a combination of CAMELS (capital adequacy, asset quality, management, earnings, liquidity, sensitivity to market risk) component ratings and financial ratios, or for large institutions with long-term debt issuer ratings, such as Astoria Federal, assessment rates depend on a combination of long-term debt issuer ratings, CAMELS component ratings and financial ratios.  The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than three basis points from one quarter to the next, that adjustments cannot result in rates more than three basis points above or below the base rates and that rates cannot be negative.  The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF.  The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the designated reserve ratio of 1.25%.

As a result of the recent failures of a number of banks and thrifts, there has been a significant increase in the loss provisions of the DIF of the FDIC.  This has resulted in a decline in the DIF reserve ratio.  Because the DIF reserve ratio declined below 1.15% and is expected to remain below 1.15%, the FDIC was required to establish a restoration plan to restore the reserve ratio to 1.15% within a period of five years, which was subsequently extended to eight years.  In order to restore the reserve ratio to 1.15%, on February 27, 2009, the FDIC adopted a final rule which set the initial base assessment rates beginning April 1, 2009 and provided for the following adjustments to an institution's assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount.  The current initial base assessment rates range from twelve to sixteen basis points for Risk Category I institutions and are twenty-two basis points for Risk Category II institutions, thirty-two basis points for Risk Category III institutions and forty-five basis points for Risk Category IV institutions.  Total base assessment rates, after applying all possible adjustments, currently range from seven to seventy-seven and one-half basis points of deposits.

In 2006, institutions that were in existence on December 31, 1996 and paid deposit insurance assessments prior to that date, or were a successor to such an institution, were granted a One-Time Assessment Credit under the Federal Deposit Insurance Reform Act of 2005.  Astoria Federal received a $14.0 million One-Time Assessment Credit which was used to offset 100% of the 2007 deposit insurance assessment and 90% of the 2008 deposit insurance assessment.  During the 2009 first quarter, we utilized the remaining balance of this credit.  Our expense for FDIC deposit insurance assessments totaled $22.7 million in 2009, compared to $702,000 in 2008.

On September 29, 2009, the FDIC adopted an amendment to the restoration plan that increases the deposit insurance assessment rate schedule uniformly across all four risk categories by three basis points (annualized) of insured deposits beginning January 1, 2011.  In addition, on November 12, 2009, the FDIC adopted a final rule which required insured depository institutions to prepay their projected quarterly deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009, together with their regular deposit insurance assessment for the third quarter of 2009.  Our payment on December 30, 2009 totaled $105.7 million.

The FDIC adopted a final rule in May 2009 imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009.  Our FDIC special assessment totaled $9.9 million for the year ended December 31, 2009.

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation.  The Financing Corporation payments will continue until the bonds mature in 2017 through 2019.  Our expense for these payments totaled $1.5 million in 2009 and 2008.

On October 3, 2008, the FDIC announced a temporary increase in the standard maximum deposit insurance amount from $100,000 to $250,000 per depositor through December 31, 2009, in response to the financial crises affecting the banking system and financial markets.  On May 20, 2009, President Obama signed the Helping Families Save Their Homes Act of 2009, which, among other provisions, extended the expiration date of the temporary increase in the standard maximum deposit insurance amount from December 31, 2009 to December 31, 2013.  To reflect this extension, the FDIC adopted a final rule on September 17, 2009 extending the increase in deposit insurance from $100,000 to $250,000 per depositor through December 31, 2013.

On November 21, 2008, the FDIC adopted the Temporary Liquidity Guarantee Program, or TLGP, pursuant to its authority to prevent “systemic risk” in the U.S. banking system. The TLGP was announced by the FDIC on October 14, 2008 as an initiative to counter the system-wide crisis in the nation’s financial sector.  The TLGP includes a Debt Guarantee Program and a Transaction Account Guarantee Program.  We participate in the TLGP.

Under the Transaction Account Guarantee Program of the TLGP, or the TAGP, the FDIC will fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions through June 30, 2010, as extended on August 26, 2009.  For institutions participating in the TAGP, a ten basis point annualized fee was added to the institution’s quarterly insurance assessment for balances in non-interest bearing transaction accounts that exceeded the existing deposit insurance limit of $250,000.  Beginning in 2010, this fee will increase to fifteen, twenty or twenty-five basis points based on a participating entity’s risk category rating.  Our expense for the TAGP totaled $124,000 in 2009.

Under the Debt Guarantee Program of the TLGP, the FDIC will guarantee, through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009, as extended on June 3, 2009.  Although the debt guarantee component of the TLGP concluded on October 31, 2009, the FDIC has established a limited emergency guarantee facility for debt issued on or before April 30, 2010, that will be available on an application basis to TLGP participants that are unable to issue non-guaranteed debt to replace maturing senior unsecured debt because of market disruptions or other circumstances beyond their control.  We have not issued any senior unsecured debt since the FDIC’s adoption of the TLGP and we do not have any senior unsecured debt maturing prior to April 30, 2010.

Loans to One Borrower

Under the HOLA, savings associations are generally subject to the national bank limits on loans to one borrower.  Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution's unimpaired capital and surplus.  Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral.  Astoria Federal is in compliance with applicable loans to one borrower limitations.  At December 31, 2009, Astoria Federal’s largest aggregate amount of loans to one borrower totaled $77.3 million.  All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Astoria Federal.

Qualified Thrift Lender Test

The HOLA requires savings associations to meet a Qualified Thrift Lender, or QTL, test.  Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months.  As of December 31, 2009, Astoria Federal maintained in excess of 91% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months in the year ended December 31, 2009.  Therefore, Astoria Federal qualified under the QTL test.

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

The OTS regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments.  As the subsidiary of a savings and loan holding company, Astoria Federal must file a notice with the OTS at least 30 days prior to each capital distribution.  However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Astoria Federal must file an application to receive the approval of the OTS for a proposed capital distribution.  During 2009, we were required to file applications with the OTS for proposed capital distributions.  Astoria Federal paid dividends to Astoria Financial Corporation totaling $81.2 million in 2009.

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

Assessments

The OTS charges assessments to recover the costs of examining savings associations and their affiliates.  These assessments are based on three components: the size of the association, on which the basic assessment is based; the association’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1.00 billion in trust assets, serviced for others loans aggregating more than $1.00 billion, or had certain off-balance sheet assets aggregating more than $1.00 billion.  We also pay semi-annual assessments for the holding company.  We paid a total of $3.1 million in assessments for the  year ended December 31, 2009 and $3.0 million for the year ended December 31, 2008.

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

Community Reinvestment

Under the CRA, as implemented by OTS regulations, a federally chartered savings association has a continuing and affirmative obligation, consistent with its safe and sound operation, to ascertain and meet the credit needs of its entire community, including low and moderate income areas.  The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community.  The CRA requires the OTS, in connection with its examination of a federally chartered savings association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.  The assessment focuses on three tests:  (1) a lending test, to evaluate the institution’s record of making loans, including community development loans, in its designated assessment areas; (2) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and areas and small businesses; and (3) a service test, to evaluate the institution’s delivery of banking services throughout its CRA assessment area, including low and moderate income areas.  The CRA also requires all institutions to make public disclosure of their CRA ratings.  Astoria Federal has been rated as “outstanding” over its last seven CRA examinations.   Regulations require that we publicly disclose certain agreements that are in fulfillment of CRA.  We have no such agreements in place at this time.

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

Astoria Federal was in compliance with the FHLB-NY minimum stock investment requirements with an investment in FHLB-NY stock at December 31, 2009 of $178.9 million.  Dividends from the FHLB-NY to Astoria Federal amounted to $9.4 million for the year ended December 31, 2009.  On January 22, 2010, the FHLB-NY declared a dividend to be paid to member financial institutions on January 29, 2010 at the rate of 5.60% (annualized).

Federal Reserve System

FRB regulations require federally chartered savings associations to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts).  A reserve of 3% is to be maintained against aggregate transaction accounts between $10.7 million and $55.2 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $55.2 million.  The first $10.7 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Astoria Federal is in compliance with the foregoing requirements.

Required reserves must be maintained in the form of either vault cash, an account at a Federal Reserve Bank or a pass-through account as defined by the FRB.  Pursuant to the Emergency Economic Stabilization Act of 2008, or EESA, the FRB announced on October 6, 2008, that the Federal Reserve Banks will begin to pay interest on depository institutions’ required and excess reserve balances.  Paying interest on required reserve balances should essentially eliminate the opportunity cost of holding required reserves, promoting efficiency in the banking sector.  The interest rate paid on required reserve balances is currently the average target federal funds rate over the reserve maintenance period. The rate on excess balances will be set equal to the lowest target federal funds rate in effect during the reserve maintenance period.  The payment of interest on excess reserves will permit the Federal Reserve to expand its balance sheet as necessary to provide the liquidity necessary to support financial stability.

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

Change in Tax Treatment of Fannie Mae and Freddie Mac Preferred Stock

Section 301 of the EESA changes the tax treatment of gains or losses from the sale or exchange of Fannie Mae or Freddie Mac preferred stock by an “applicable financial institution,” such as Astoria Federal, by stating that a gain or loss on Fannie Mae or Freddie Mac preferred stock shall be treated as ordinary gain or loss instead of capital gain or loss, as was previously the case.  This change, which was enacted in the 2008 fourth quarter, provides tax relief to banking organizations that have suffered losses on certain direct and indirect investments in Fannie Mae and Freddie Mac preferred stock.  As a result, we recognize the tax effects of other-than-temporary impairment, or OTTI, charges on our investment in Freddie Mac preferred stock as an ordinary loss in our financial statements.

State and Local Taxation

The following is a general discussion of taxation in New York State and New York City, which are the two principal tax jurisdictions affecting our operations.

New York State Taxation

New York State imposes an annual franchise tax on banking corporations, based on net income allocable to New York State, at a rate of 7.1%.  If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, “alternative” net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed.  We were subject to the alternative minimum tax for New York State for the year ended December 31, 2009.  In addition, New York State imposes a tax surcharge of 17.0% of the New York State Franchise Tax, calculated using an annual franchise tax rate of 9.0% (which represents the 2000 annual franchise tax rate), allocable to business activities carried on in the Metropolitan Commuter Transportation District.  These taxes apply to us, Astoria Federal and certain of Astoria Federal’s subsidiaries.  Certain other subsidiaries are subject to a general business corporation tax in lieu of the tax on banking corporations or are subject to taxes of other jurisdictions.  The rules regarding the determination of net income allocated to New York State and alternative minimum taxes differ for these subsidiaries.

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

Under the experience method, the amount of a reasonable addition, in general, equals the amount necessary to increase the balance of the bad debt reserve at the close of the taxable year to the greater of (1) the amount that bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bears to the sum of the loans outstanding at the close of those six years, or (2) the balance of the bad debt reserve at the close of the base year (assuming that the loans outstanding have not declined since then).  The “base year” for these purposes is the last taxable year beginning before the NYS Percentage of Taxable Income Method bad debt deduction was taken.  Any deduction for the addition to the reserve for non-qualifying loans reduces the addition to the reserve for qualifying real property loans calculated under the NYS Percentage of Taxable Income Method.  Each year Astoria Federal reviews the most favorable way to calculate the deduction attributable to an addition to the bad debt reserve.  The experience method was used for the year ended December 31, 2009.

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

New York City Taxation

Astoria Federal is also subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Franchise Tax.  New York City has enacted legislation regarding the use and treatment of tax bad debt reserves that is substantially similar to the New York State legislation described above.  A significant portion of Astoria Federal’s entire net income is derived from outside of the New York City jurisdiction which has the effect of significantly reducing the New York City taxable income of Astoria Federal.  We were subject to the alternative minimum tax for New York City (which is similar to the New York State alternative minimum tax) for the year ended December 31, 2009.

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

At December 31, 2009, $2.93 billion of our borrowings contain features that would allow them to be called prior to their contractual maturity.  This would generally occur during periods of rising interest rates.  If this were to occur, we would need to either renew the borrowings at a potentially higher rate of interest, which would negatively impact our net interest income, or repay such borrowings.  If we sell securities or other assets to fund the repayment of such borrowings, any decline in estimated market value with respect to the securities or assets sold would be realized and could result in a loss upon such sale.

Interest rates do and will continue to fluctuate.  The Federal Open Market Committee, or FOMC, reduced the federal funds rate by 400+ basis points during 2008 bringing the target rate to 0.00% to 0.25%.  We cannot predict future FOMC or FRB actions or other factors that will cause rates to change.  No assurance can be given that further changes in interest rates or further increases in mortgage loan prepayments will not have a negative impact on our net interest income, net interest rate spread or net interest margin.

Changes in the fair value of our securities may reduce our stockholders’ equity and net income.

At December 31, 2009, $860.7 million of our securities were classified as available-for-sale.  The estimated fair value of our available-for-sale securities portfolio may increase or decrease depending on changes in interest rates.  In general, as interest rates rise, the estimated fair value of our fixed rate securities portfolio will decrease.  Our securities portfolio is comprised primarily of fixed rate securities.  We increase or decrease stockholders’ equity by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax effect, under the category of accumulated other comprehensive income/loss.  Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share.  This decrease will occur even though the securities are not sold.  In the case of debt securities, if these securities are never sold, the decrease will be recovered over the life of the securities.  In the case of equity securities, such as our Freddie Mac preferred stock, which have no stated maturity, the declines in fair value may or may not be recovered over time.

We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors which we consider in our analysis include, but are not limited to, the severity and duration of the decline in fair value of the security, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, our intent and ability to not sell the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery.   We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.

We have, in the past, recorded OTTI charges.  We continue to monitor the fair value of our securities portfolio as part of our ongoing OTTI evaluation process.  No assurance can be given that we will not need to recognize OTTI charges related to securities in the future.

Our results of operations are affected by economic conditions in the New York metropolitan area and nationally.

Our retail banking and a significant portion of our lending business (approximately 44% of our one-to-four family and 94% of our multi-family and commercial real estate mortgage loan portfolios at December 31, 2009) are concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut.  As a result of this geographic concentration, our results of operations largely depend upon economic conditions in this area, although they also depend on economic conditions in other areas.

We are operating in a challenging and uncertain economic environment, both nationally and locally.  Financial institutions continue to be affected by continued weakness in the real estate market and constrained financial markets.  Declines in real estate values, home sales volumes and financial stress on borrowers as a result of the economic recession, including job losses, have had an adverse effect on our borrowers and their customers, which has adversely affected our results of operations and may continue to do so in the future, as well as adversely affect our financial condition.  In addition, decreases in real estate values have adversely affected the value of property used as collateral for our loans.  At December 31, 2009, the average loan-to-value ratio of our mortgage loan portfolio was less than 62% based on current principal balances and original appraised values.  However, no assurance can be given that the original appraised values are reflective of current market conditions as we have experienced significant declines in real estate values in all markets in which we lend.

We have experienced significant increases in loan delinquencies and charge-offs in 2009.  Our non-performing loans, which are comprised primarily of mortgage loans, increased $170.0 million to $408.6 million, or 2.59% of total loans, at December 31, 2009, from $238.6 million, or 1.43% of total loans, at December 31, 2008.  Our net loan charge-offs totaled $125.0 million for the year ended December 31, 2009, compared to $28.9 million for the year ended December 31, 2008.  Our provision for loan losses totaled $200.0 million for the year ended December 31, 2009, compared to $69.0 million for the year ended December 31, 2008.  Within our loan portfolio, we had $2.05 billion of one-to-four family reduced documentation mortgage loans at December 31, 2009.  As a residential lender, we are particularly vulnerable to the impact of a severe job loss recession.  Significant increases in job losses and unemployment have had a negative impact on the financial condition of residential borrowers and their ability to remain current on their mortgage loans.  Continued weakness or further deterioration in national and local economic conditions, including an accelerating pace of job losses, particularly in the New York metropolitan area, could have a further material adverse impact on the quality of our loan portfolio, which could result in further increases in loan delinquencies, causing a decrease in our interest income as well as an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses and related provision and a decrease in net income.  Such deterioration could also adversely impact the demand for our products and services, and, accordingly, our results of operations.

Strong competition within our market areas could hurt our profits and slow growth.

The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger and have greater financial resources than we have.  We face intense competition both in making loans and attracting deposits.  Our competition for loans, both locally and nationally, comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies and credit unions.  Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions.  We also face competition for deposits from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies.  Price competition for loans and deposits could result in earning less on our loans and paying more on our deposits, which would reduce our net interest income.  Competition also makes it more difficult to grow our loan and deposit balances.  Our profitability depends upon our continued ability to compete successfully in our market areas.

Multi-family and commercial real estate lending may expose us to increased lending risks.

While we are primarily a one-to-four family mortgage lender, we also originate multi-family and commercial real estate loans.  At December 31, 2009, $2.56 billion, or 16%, of our total loan portfolio consisted of multi-family loans and $866.8 million, or 6%, of our total loan portfolio consisted of commercial real estate loans.  Multi-family and commercial real estate loans generally involve a greater degree of credit risk than one-to-four family mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy.  Because payments on loans secured by multi-family properties and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation.  At December 31, 2009, non-performing multi-family and commercial real estate loans totaled $68.2 million, or 1.99% of our total portfolio of multi-family and commercial real estate loans.

We have originated multi-family and commercial real estate loans in areas other than the New York metropolitan area.  At December 31, 2009, loans in states other than New York, New Jersey and Connecticut comprised 6% of the total multi-family and commercial real estate loan portfolio.  We could be subject to additional risks with respect to multi-family and commercial real estate lending in areas other than the New York metropolitan area since we have less experience in these areas with this type of lending and less direct oversight of the local market and the borrowers’ operations.

We do not believe that the current real estate market and economic environment support aggressively pursuing multi-family and commercial real estate loans given the additional risks associated with this type of lending.  As a result, we only originated $11.5 million of such loans in 2009 and as of December 31, 2009, we are only offering to originate multi-family and commercial real estate loans to select existing customers in New York.  The market for multi-family and commercial real estate loans does and will continue to change.  Changes in market conditions may result in our election to pursue the originations of such loans in the future, including our resumption of originations outside of New York.

Astoria Federal’s ability to pay dividends or lend funds to us is subject to regulatory limitations which, to the extent we need but are not able to access such funds, may prevent us from making future dividend payments or principal and interest payments due on our debt obligations.

We are a unitary savings and loan association holding company regulated by the OTS and almost all of our operating assets are owned by Astoria Federal.  We rely primarily on dividends from Astoria Federal to pay cash dividends to our stockholders, to engage in share repurchase programs and to pay principal and interest on our debt obligations.  The OTS regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments.  As the subsidiary of a savings and loan association holding company, Astoria Federal must file a notice with the OTS at least 30 days prior to each capital distribution.  However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Astoria Federal must file an application to receive the approval of the OTS for a proposed capital distribution.  During 2009, we were required to file applications with the OTS for proposed capital distributions and we anticipate that in 2010 we will continue to be required to file such applications for proposed capital distributions.

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

During 2008 and 2009, there was unprecedented government intervention in response to the financial crises affecting the banking system and financial markets, including:

●
The enactment of the EESA in October 2008, which gave the U.S. Department of the Treasury, or the Treasury, the authority to, among other things, purchase up to $700 billion of troubled assets from financial institutions;

●
The announcements shortly thereafter by the Treasury, the FDIC and the FRB, respectively, of (1) the Capital Purchase Program, or CPP, a $250 billion voluntary capital purchase program under which qualifying financial institutions were given the ability to sell preferred shares to the Treasury, (2) the TLGP and (3) further details of the Commercial Paper Funding Facility, or CPFF, which provides a broad backstop for the commercial paper market;

●
The announcement by the Treasury in February 2009 of the Capital Assistance Program, or CAP, under which qualifying financial institutions were provided access to contingent common equity provided by the U.S. government as a bridge to private capital in the future;

●
The announcement by the federal banking regulators of the Supervisory Capital Assessment Program, or the SCAP, under which the federal banking regulators measured how much of an additional capital buffer, if any, each of the nineteen largest U.S. bank holding companies would need to establish to ensure that it would have sufficient capital to comfortably exceed minimum regulatory requirements at December 31, 2010, as a result of which many of the nineteen institutions underwent capital raising or restructuring transactions to improve their capital base; and

●
The announcement by the Treasury in March 2009, in conjunction with the FDIC and the FRB, of the Public-Private Investment Program, or PPIP, which consists of two discrete components: (1) the Legacy Loan Program, which was designed to facilitate the sale of commercial and residential whole loans and other assets currently held by U.S. banks, and (2) the Legacy Securities Program, which was designed to facilitate the sale of legacy residential mortgage-backed securities and commercial mortgage-backed securities initially rated AAA and currently held by financial institutions, as defined under the EESA.

We currently participate in the TLGP, but we did not participate in the CPP, the CPFF or the CAP, and we do not expect to participate in either PPIP program.

Although it appears that there has been some stabilization of the U.S. financial markets as a result of the foregoing programs and other actions taken by the U.S. government, there can be no assurance as to the actual impact that such programs or any other governmental program will have on the financial markets and the economy in the future. The financial market and economic conditions that existed during 2008 and 2009 have had an adverse affect on our financial condition and results of operations for the year ended December 31, 2009, and to the extent that such conditions continue or worsen, could also adversely affect our business, access to credit or the trading price of our common stock.  In addition, we expect to face increased regulation and supervision of our industry as a result of the financial crisis in the banking and financial markets, and there will be additional requirements and conditions imposed on us to the extent that we participate in any of the programs established or to be established by the Treasury or by the federal bank regulatory agencies. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.

The potential adoption of significant aspects of proposed regulatory reform legislation may have a material effect on our operations.

On December 11, 2009, the House of Representatives passed the Reform Bill. The Reform Bill is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. The Reform Bill, among other things, would create three new governmental agencies: the Financial Services Oversight Council, the Federal Insurance Office and the CFPA. The CFPA would have the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations. In addition, the Reform Bill would establish the Division within the OCC to abolish the OTS and transfer its functions and personnel to the Division.  The Reform Bill preserves the federal thrift charter for thrifts, such as Astoria Federal.  Most significantly for us, the Reform Bill contains provisions which would result in thrift holding companies, such as Astoria Financial Corporation, becoming bank holding companies subject to consolidated capital requirements, Bank Holding Company Act limitations and supervision by the FRB.

Similar legislation is being currently considered by the Senate’s Banking Committee.  The Senate’s proposed legislation contemplates elimination of the federal thrift charter with federal thrifts being regulated by a proposed new federal banking agency.  The exact requirements and timing of any final legislation cannot be determined at this time.  If the more significant provisions of the Reform Bill or the Senate’s proposed legislation become final, our operations would be significantly affected.

The FDIC’s restoration plan and the related increased assessment rate schedule may have a further material effect on our results of operations.

In February 2009, the FDIC adopted a final rule which set the initial base assessment rates beginning April 1, 2009 and provided for the following adjustments to an institution's assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount.  Our federal deposit insurance premiums totaled $24.3 million for the year ended December 31, 2009, compared to $2.2 million for the year ended December 31, 2008.

The FDIC adopted a final rule in May 2009 imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009.  Our FDIC special assessment totaled $9.9 million for the year ended December 31, 2009.

On September 29, 2009, the FDIC adopted an amendment to the restoration plan that increases the deposit insurance assessment rate schedule uniformly across all four risk categories by three basis points (annualized) of insured deposits beginning January 1, 2011.  In addition, on November 12, 2009, the FDIC adopted a final rule which required insured depository institutions to prepay their projected quarterly deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009, together with their regular deposit insurance assessment for the third quarter of 2009.  Our payment on December 30, 2009 totaled $105.7 million.

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

We operate 85 full-service banking offices, of which 50 are owned and 35 are leased.  We own our principal executive office located in Lake Success, New York.  We are obligated under a lease commitment through 2017 for our mortgage operating facility in Mineola, New York.  At December 31, 2009, approximately two-thirds of this facility was sublet.  We also lease office facilities for our wholly-owned subsidiaries Fidata in Norwalk, Connecticut, and Suffco in Farmingdale, New York.  We believe such facilities are suitable and adequate for our operational needs.  For further information regarding our lease obligations, see Item 7, “MD&A” and Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

We own an office building with a net carrying value of $16.7 million at December 31, 2009 which was classified as held-for-sale prior to September 30, 2009.  The office building, which is currently unoccupied, is located in Lake Success, New York and formerly housed our lending operations, which were relocated in March 2008 to the leased facility in Mineola, New York, discussed above.  Due to economic and real estate market conditions, we were unable to sell the building at a reasonable price within a reasonable period of time.  Therefore, as of September 30, 2009, the office building is no longer classified as held-for-sale.  For further information regarding this office building, see Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

Goodwill Litigation

We have been a party to an action against the United States involving an assisted acquisition made in the early 1980’s and supervisory goodwill accounting utilized in connection therewith.  The trial in this action, entitled Astoria Federal Savings and Loan Association vs. United States, took place during 2007 before the U.S. Court of Federal Claims, or the Federal Claims Court.  The Federal Claims Court, by decision filed on January 8, 2008, awarded to us $16.0 million in damages from the U.S. Government.  No portion of the $16.0 million award was recognized in our consolidated financial statements.  The U.S. Government appealed such decision to the U.S. Court of Appeals for the Federal Circuit, or the Court of Appeals.

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

We believe the claims are without merit and will defend ourselves vigorously.  However, there can be no assurances that the costs to defend ourselves would not exceed any potential settlement or that any such settlement would not have a material effect on our operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended December 31, 2009 to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR ASTORIA FINANCIAL CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange, or NYSE, under the symbol “AF.”  The table below shows the high and low sale prices reported by the NYSE for our common stock during the periods indicated.

	2009		2008
	High	Low	High	Low
First Quarter	$17.25	$5.85	$29.13	$19.75
Second Quarter	10.82	6.62	29.26	20.00
Third Quarter	11.84	7.98	30.00	16.65
Fourth Quarter	13.18	9.24	21.48	13.59

As of February 16, 2010, we had 3,358 shareholders of record.  As of December 31, 2009, there were 97,083,607 shares of common stock outstanding.

The following schedule summarizes the cash dividends paid per common share for 2009 and 2008.

	2009	2008
First Quarter	$0.13	$0.26
Second Quarter	0.13	0.26
Third Quarter	0.13	0.26
Fourth Quarter	0.13	0.26

On January 27, 2010, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, payable on March 1, 2010, to common stockholders of record as of the close of business on February 16, 2010.  As in the past, our Board of Directors reviews the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other factors.  In 2009, the decision to reduce the quarterly cash dividend was based on, among other things, the dividend payout ratio coupled with our strategy to retain capital in the current economic environment.

We are subject to the laws of the State of Delaware which generally limit dividends to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over our statutory capital, or if there is no such excess, to our net profits for the current and/or immediately preceding fiscal year.  We are also subject to certain financial covenants and other limitations pursuant to the terms of various debt instruments that have been issued by us, which could have an impact on our ability to pay dividends in certain circumstances.  See Item 7, “MD&A - Liquidity and Capital Resources” for further discussion of such financial covenants and other limitations.  Our payment of dividends is dependent, in large part, upon receipt of dividends from Astoria Federal.  Astoria Federal is subject to certain restrictions which may limit its ability to pay us dividends. See Item 1, “Business - Regulation and Supervision” and Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for an explanation of the impact of regulatory capital requirements on Astoria Federal’s ability to pay dividends.  See Item 1, “Business - Federal Taxation” and Note 12 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for an explanation of the tax impact of the unlikely event that Astoria Federal (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes; (2) redeems its stock; or (3) liquidates.

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return on Astoria Financial Corporation common stock, or AFC Common Stock, during the five fiscal years ended December 31, 2009, with the cumulative total returns of both a broad market index, the Standard & Poor’s, or S&P, 500 Stock Index, and a peer group index, the Financials Sector of the S&P 400 Mid-cap Index.  The comparison assumes $100 was invested on December 31, 2004 in AFC Common Stock and in each of the S&P indices and assumes that all of the dividends were reinvested.

AFC Common Stock, Market and Peer Group Indices

	AFC Common Stock	S&P 500 Stock Index	S&P Midcap 400 Financials Index
December 31, 2004	$100.00	$100.00	$100.00
December 31, 2005	113.58	104.91	110.02
December 31, 2006	120.26	121.48	127.48
December 31, 2007	96.49	128.16	111.25
December 31, 2008	71.79	80.74	81.57
December 31, 2009	57.51	102.11	92.06

As of December 31, 2009, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At December 31, 2009, a maximum of 8,107,300 shares may yet be purchased under this plan.

On May 27, 2009, our Chief Executive Officer, George L. Engelke, Jr., submitted his annual certification to the NYSE indicating that he was not aware of any violation by Astoria Financial Corporation of NYSE corporate governance listing standards as of the May 27, 2009 certification date.

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data.  This financial data is derived in part from, and should be read in conjunction with, our consolidated financial statements and related notes.

	At December 31,
(In Thousands)	2009	2008	2007	2006	2005
Selected Financial Data:
Total assets	$20,252,179	$21,982,111	$21,719,368	$21,554,519	$22,380,271
Repurchase agreements	40,030	24,060	24,218	71,694	182,803
Securities available-for-sale	860,694	1,390,440	1,313,306	1,560,325	1,841,351
Securities held-to-maturity	2,317,885	2,646,862	3,057,544	3,779,356	4,730,953
Loans receivable, net	15,586,673	16,593,415	16,076,068	14,891,749	14,311,134
Deposits	12,812,238	13,479,924	13,049,438	13,224,024	12,810,455
Borrowings, net	5,877,834	6,965,274	7,184,658	6,836,002	7,937,526
Stockholders' equity	1,208,614	1,181,769	1,211,344	1,215,754	1,350,227

	For the Year Ended December 31,
(In Thousands, Except Per Share Data)	2009	2008	2007	2006	2005
Selected Operating Data:
Interest income	$997,541	$1,089,711	$1,105,322	$1,086,814	$1,082,987
Interest expense	568,772	694,327	771,794	696,429	604,207
Net interest income	428,769	395,384	333,528	390,385	478,780
Provision for loan losses	200,000	69,000	2,500	-	-
Net interest income after provision for loan losses	228,769	326,384	331,028	390,385	478,780
Non-interest income	79,801	11,180	75,790	91,350	102,199
General and administrative expense	270,056	233,260	231,273	221,803	228,734
Income before income tax expense	38,514	104,304	175,545	259,932	352,245
Income tax expense	10,830	28,962	50,723	85,035	118,442
Net income	$27,684	$75,342	$124,822	$174,897	$233,803
Basic earnings per common share	$0.30	$0.83	$1.37	$1.84	$2.30
Diluted earnings per common share	$0.30	$0.82	$1.35	$1.79	$2.26

	At or For the Year Ended December 31,
	2009		2008		2007		2006		2005

Selected Financial Ratios and Other Data:

Return on average assets	0.13%		0.35%		0.58%		0.80%		1.02%
Return on average stockholders' equity	2.31		6.24		10.39		13.73		17.06
Return on average tangible stockholders' equity (1)	2.74		7.37		12.28		16.06		19.72

Average stockholders' equity to average assets	5.68		5.55		5.57		5.83		5.99
Average tangible stockholders' equity
to average tangible assets (1)(2)	4.84		4.74		4.75		5.02		5.22
Stockholders' equity to total assets	5.97		5.38		5.58		5.64		6.03
Tangible stockholders' equity to tangible
assets (tangible capital ratio) (1)(2)	5.10		4.57		4.77		4.82		5.25

Net interest rate spread (3)	2.04		1.80		1.50		1.76		2.11
Net interest margin (4)	2.13		1.91		1.62		1.87		2.19
Average interest-earning assets to average
interest-bearing liabilities	1.03	x	1.03	x	1.03	x	1.03	x	1.03	x

General and administrative expense to average assets	1.28%		1.07%		1.07%		1.01%		1.00%
Efficiency ratio (5)	53.10		57.37		56.50		46.04		39.37

Cash dividends paid per common share	$0.52		$1.04		$1.04		$0.96		$0.80
Dividend payout ratio	173.33%		126.83%		77.04%		53.63%		35.40%

Asset Quality Ratios:

Non-performing loans to total loans (6)	2.59		1.43		0.42		0.28		0.26
Non-performing loans to total assets (6)	2.02		1.09		0.31		0.20		0.16
Non-performing assets to total assets (6)(7)	2.25		1.20		0.36		0.20		0.17
Allowance for loan losses to non-performing loans (6)	47.49		49.88		115.97		189.84		220.03
Allowance for loan losses to non-accrual loans	47.56		49.89		116.78		192.06		221.09
Allowance for loan losses to total loans	1.23		0.71		0.49		0.53		0.56

Other Data:

Number of deposit accounts	817,632		865,391		888,838		928,647		953,998
Mortgage loans serviced for others (in thousands)	$1,379,259		$1,225,656		$1,272,220		$1,363,591		$1,502,852
Full service banking offices	85		85		86		86		86
Regional lending offices	3		3		3		3		3
Full time equivalent employees	1,592		1,575		1,615		1,626		1,658

(1)	Tangible stockholders' equity represents stockholders' equity less goodwill.
(2)	Tangible assets represent assets less goodwill.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.
(5)	Efficiency ratio represents general and administrative expense divided by the sum of net interest income plus non-interest income.
(6)
Non-performing loans consist of all non-accrual loans and all mortgage loans delinquent 90 days or more as to their maturity date but not their interest due and exclude loans held-for-sale and loans which have been restructured and are accruing and performing in accordance with the restructured terms for a satisfactory period of time.  Restructured accruing loans totaled $26.0 million, $1.1 million, $1.2 million, $1.5 million and $1.6 million at December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

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

The national economy remained in a recession throughout most of 2009, with continued weakness in the housing and real estate markets and rising unemployment.  During the year ended December 31, 2009, job losses totaled 4.8 million and the unemployment rate increased to 10.0% for December 2009.  Although there was continued weakness in the economy during the 2009 fourth quarter, the year ended December 31, 2009 has shown a gradual improvement over the 2008 fourth quarter, during which time the disruption and volatility in the financial and capital markets reached a crisis level as national and global credit markets ceased to function effectively.  Concern for the stability of the banking and financial systems reached a magnitude which resulted in unprecedented government intervention including, but not limited to, the passage of the EESA and the implementation of the CPP, the TLGP, the CPFF, the CAP, the SCAP and the PPIP, which are described in greater detail in Item 1A, “Risk Factors.”

The FOMC responded with monetary stimulus as well.  The FOMC reduced the federal funds rate by 400+ basis points in 2008, bringing the target rate to 0.00% to 0.25%, where it remained through December 31, 2009.  For further discussion on the economy and recent government actions, see Item 1, “Business – Regulation and Supervision” and Item 1A, “Risk Factors.”

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

Total assets decreased during the year ended December 31, 2009, primarily due to decreases in our loan and securities portfolios.  The decrease in our loan portfolio was primarily due to decreases in our one-to-four family and multi-family mortgage loan portfolios, resulting from repayments outpacing origination and purchase volume.  Repayments remained at elevated levels as interest rates on thirty year fixed rate mortgages remained at historic lows and more loans in our portfolio qualified under the expanded conforming loan limits and were refinanced into fixed rate mortgages.  During the 2009 second quarter, in response to declining customer demand for adjustable rate products, we began originating and retaining for portfolio jumbo fifteen year fixed rate mortgage loans.  The decrease in our securities portfolio was primarily the result of cash flow from repayments and sales exceeding securities purchased.

Total deposits decreased during the year ended December 31, 2009.  This decrease was primarily due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, money market and NOW and demand deposit accounts.  The increases in low cost savings, money market and NOW and demand deposit accounts reflect the decrease in competition for core community deposits, from that which we experienced during 2008.  Deposits decreased during the latter half of 2009 as we reduced our focus on certificates of deposit to offset the impact of accelerated prepayment activity in our loan and securities portfolios.  Cash flows from mortgage loan and securities repayments, coupled with deposit growth during the first half of 2009, in excess of mortgage loan originations and purchases and securities purchases enabled us to repay a portion of our matured borrowings during the first half of 2009, which resulted in a decrease in our borrowings portfolio from December 31, 2008.

Net income for the year ended December 31, 2009 decreased compared to the year ended December 31, 2008.  This decrease was primarily due to increases in the provision for loan losses and non-interest expense, partially offset by a decrease in OTTI charges and an increase in net interest income.  During 2009, we continued to be affected by the continued weakness in the housing and real estate markets and overall economy, particularly the high unemployment rate.  As a primarily residential lender, we are vulnerable to the impact of a severe job loss recession, due to its negative impact on the financial condition of residential borrowers and their ability to remain current on their mortgage loans.  As a result, we experienced an increase in loan delinquencies, causing a decrease in our interest income, as well as an adverse impact on our loan loss experience, reflected in an increase in our charge-offs, allowance for loan losses and related provision.

Net interest income, the net interest margin and the net interest rate spread for the year ended December 31, 2009 increased compared to the year ended December 31, 2008, primarily due to the cost of interest-bearing liabilities declining more rapidly than the yield on interest-earning assets.  Interest expense for the year ended December 31, 2009 decreased compared to the year ended December 31, 2008, primarily due to decreases in the average costs of our certificates of deposit and Liquid CDs and decreases in the average balances of borrowings and Liquid CDs, partially offset by an increase in the average balance of certificates of deposit.  Interest income for the year ended December 31, 2009 decreased compared to the year ended December 31, 2008, primarily due to decreases in the average yields on our interest-earning assets, primarily one-to-four family mortgage loans due in part to increases in our non-performing loans, and decreases in the average balances of mortgage-backed and other securities and multi-family, commercial real estate and construction loans, partially offset by an increase in the average balance of one-to-four family mortgage loans.

The provision for loan losses recorded during the year ended December 31, 2009 reflects the increase in and composition of our loan delinquencies, non-performing loans and net loan charge-offs, as well as our evaluation of the continued weakness in the housing and real estate markets and overall economy, particularly the high unemployment rate.  Non-interest income increased primarily due to the decrease in OTTI charges, coupled with increases in gain on sales of securities and mortgage banking income, net, partially offset by decreases in income from BOLI, customer service fees and other non-interest income.  During the 2009 first quarter, we recorded a $5.3 million OTTI charge to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities.  During the 2008 third quarter, we recorded a $77.7 million OTTI charge to reduce the carrying amount of our investment in the Freddie Mac perpetual preferred securities to the securities’ market values totaling $5.3 million at September 30, 2008.  See “Critical Accounting Policies - Securities Impairment” for a further discussion of these OTTI charges.  The increase in non-interest expense was primarily due to a significant increase in regular FDIC insurance premiums, the $9.9 million FDIC special assessment and an increase in compensation and benefits expense, primarily pension expense, partially offset by decreases in occupancy, equipment and systems expense and advertising expense.

Despite high unemployment and a weak housing market, we continue to remain cautiously optimistic as the economy begins to show signs of improvement.  In the near term, as a result of the U.S. government’s efforts to keep residential mortgage rates artificially low coupled with the expanded conforming loan limits in many of the markets we operate in, loan prepayments will remain high and restrain loan and balance sheet growth.  If and when these government programs subside, mortgage rates should return to normal market levels and we should resume loan and balance sheet growth at reasonable spreads.  With respect to the net interest margin, we expect modest increases in the first half of 2010 as we continue to realize the benefit from significant certificate of deposit repricing opportunities.

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

The following is a description of these critical accounting policies and an explanation of the methods and assumptions underlying their application.

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

The primary considerations in establishing specific valuation allowances are the current estimated value of a loan’s underlying collateral and the loan’s payment history.  We update our estimates of collateral value for non-performing multi-family, commercial real estate and construction mortgage loans in excess of $1.0 million and one-to-four family mortgage loans which are 180 days or more delinquent, annually, and certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral.  For one-to-four family mortgage loans, updated estimates of collateral value are obtained through automated valuation models.  For multi-family and commercial real estate properties, we estimate collateral value through appraisals or internal cash flow analyses when current financial information is available, coupled with, in most cases, an inspection of the property.  Other current and anticipated economic conditions on which our specific valuation allowances rely are the impact that national and/or local economic and business conditions may have on borrowers, the impact that local real estate markets may have on collateral values, the level and direction of interest rates and their combined effect on real estate values and the ability of borrowers to service debt.  For multi-family and commercial real estate loans, additional factors specific to a borrower or the underlying collateral are considered.  These factors include, but are not limited to, the composition of tenancy, occupancy levels for the property, location of the property, cash flow estimates and, to a lesser degree, the existence of personal guarantees.  We also review all regulatory notices, bulletins and memoranda with the purpose of identifying upcoming changes in regulatory conditions which may impact our calculation of specific valuation allowances.  The OTS periodically reviews our reserve methodology during regulatory examinations and any comments regarding changes to reserves or loan classifications are considered by management in determining valuation allowances.

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

General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, which, unlike specific allowances, have not been allocated to particular loans.  The determination of the adequacy of the general valuation allowances takes into consideration a variety of factors.  We segment our one-to-four family mortgage loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans and year of origination and analyze our historical loss experience and delinquency levels and trends of these segments.  The resulting range of allowance percentages is used as an integral part of our judgment in developing estimated loss percentages to apply to the portfolio segments.  We segment our consumer and other loan portfolio by home equity lines of credit, business loans, revolving credit lines and installment loans and perform similar historical loss analyses.  We monitor credit risk on interest-only hybrid ARM loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner that we monitor credit risk on all interest-only hybrid ARM loans.  We monitor interest rate reset dates of our portfolio, in the aggregate, and the current interest rate environment and consider the impact, if any, on borrowers’ ability to continue to make timely principal and interest payments in determining our allowance for loan losses.  We also consider the size, composition, risk profile, delinquency levels and cure rates of our portfolio, as well as our credit administration and asset management procedures.  We monitor property value trends in our market areas by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our general valuation allowances.  In determining our allowance coverage percentages for non-performing loans, we consider our historical loss experience with respect to the ultimate disposition of the underlying collateral.  In addition, we evaluate and consider the impact that current and anticipated economic and market conditions may have on the portfolio and known and inherent risks in the portfolio.

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

As a result of our updated charge-off and loss analyses, we modified certain allowance coverage percentages during each quarter of 2009 to reflect our current estimates of the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances.  Based on our evaluation of the continued weakness in the housing and real estate markets and overall economy, in particular, the continued high unemployment rate and the increase in and composition of our delinquencies, non-performing loans and net loan charge-offs, we determined that an allowance for loan losses of $194.0 million was required at December 31, 2009, compared to $119.0 million at December 31, 2008, resulting in a provision for loan losses of $200.0 million for the year ended December 31, 2009.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at the reporting dates.

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

At December 31, 2009, our MSR, net, had an estimated fair value of $8.9 million and were valued based on expected future cash flows considering a weighted average discount rate of 11.02%, a weighted average constant prepayment rate on mortgages of 20.85% and a weighted average life of 3.8 years.  At December 31, 2008, our MSR, net, had an estimated fair value of $8.2 million and were valued based on expected future cash flows considering a weighted average discount rate of 12.99%, a weighted average constant prepayment rate on mortgages of 17.26% and a weighted average life of 4.3 years.

The fair value of MSR is highly sensitive to changes in assumptions.  Changes in prepayment speed assumptions generally have the most significant impact on the fair value of our MSR.  Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR.  As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR.  Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.  Assuming an increase in interest rates of 100 basis points at December 31, 2009, the estimated fair value of our MSR would have been $2.6 million greater.  Assuming a decrease in interest rates of 100 basis points at December 31, 2009, the estimated fair value of our MSR would have been $3.8 million lower.

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

At December 31, 2009, the carrying amount of our goodwill totaled $185.2 million.  On September 30, 2009, we performed our annual goodwill impairment test and determined the estimated fair value of our reporting unit to be in excess of its carrying amount.  Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.

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

Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer.  GSE issuance mortgage-backed securities comprised 88% of our securities portfolio at December 31, 2009.  Non-GSE issuance mortgage-backed securities at December 31, 2009 comprised 3% of our securities portfolio and had an amortized cost of $109.2 million, 25% of which are classified as available-for-sale and 75% of which are classified as held-to-maturity.  Substantially all of our non-GSE issuance securities have a AAA credit rating and they have performed similarly to our GSE issuance securities.  Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices.

The fair value of our investment portfolio is primarily impacted by changes in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of OTTI considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.  At December 31, 2009, we had 46 securities with an estimated fair value totaling $99.9 million which had an unrealized loss totaling $3.1 million, substantially all of which have been in a continuous unrealized loss position for more than twelve months.  At December 31, 2009, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

We recorded OTTI charges totaling $5.3 million for the year ended December 31, 2009 and $77.7 million for the year ended December 31, 2008.  OTTI charges are included as a component of non-interest income in the consolidated statements of income and are discussed in greater detail below.

During the 2008 third quarter, we recorded a $77.7 million OTTI charge to reduce the cost basis of our investment in two issues of Freddie Mac perpetual preferred securities to their market values totaling $5.3 million as of September 30, 2008.  The decision to recognize the OTTI charge in the 2008 third quarter was based on the severity of the decline in the market values of these securities during the quarter and the unlikelihood of any near-term market value recovery.  The significant decline in the market value occurred primarily as a result of the reported financial difficulties of Freddie Mac and the announcement by the Treasury and the Federal Housing Finance Agency, or FHFA, that among other things, Freddie Mac was being placed under conservatorship; that the FHFA was assuming the powers of Freddie Mac’s Board and management; and that dividends on Freddie Mac preferred stock were suspended indefinitely.  At December 31, 2008, our investment in Freddie Mac preferred securities had an unrealized loss of $4.2 million.  Although the market values of these securities declined from September 30, 2008 to December 31, 2008, they also reflected a significant amount of price volatility and had traded near or above our cost basis during the 2008 fourth quarter.  Additionally, shortly after December 31, 2008, the securities again traded at market prices close to our cost basis established at September 30, 2008.  In reviewing the changes in the market values during and subsequent to the 2008 fourth quarter, we believed that the changes were not due to company specific news, either positive or negative, but appeared to be more reflective of the volatility in the equity and bond markets.  We believed that the volatility measures, the trades near or above our cost basis during the 2008 fourth quarter and the significant increase in values shortly after December 31, 2008 provided sufficient evidence to support the likelihood of a possible near-term recovery in market value.  Based on the likelihood of a possible near-term market value recovery, coupled with the short duration of the unrealized loss and no significant change in the status of Freddie Mac, economic or otherwise, we concluded this impairment was not other-than-temporary at December 31, 2008.

During the 2009 first quarter, the market values of these securities trended downward from the values observed in the beginning of January 2009.  Our analysis of the market value trends indicated that there was no longer a likelihood of a near-term market value recovery.  Based on the increased duration of the unrealized loss and the unlikelihood of a near-term market value recovery, we concluded, as of March 31, 2009, our Freddie Mac preferred securities were other-than-temporarily impaired and of such little value that a write-off of our remaining cost basis was warranted.  At December 31, 2009, the securities’ market values totaled $3.8 million which is recorded as an unrealized gain on our available-for-sale securities.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities.  The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity.  As mortgage interest rates increase, customers’ refinance activities tend to decelerate causing the cash flow from both our mortgage loan portfolio and our mortgage-backed securities portfolio to decrease.  When mortgage rates decrease, the opposite tends to occur.  Principal payments on loans and securities totaled $5.33 billion for the year ended December 31, 2009 and $4.47 billion for the year ended December 31, 2008.  The net increase in loan and securities repayments for the year ended December 31, 2009, compared to the year ended December 31, 2008, was due to increases in both securities repayments and loan repayments, primarily due to the decreases in interest rates for thirty year fixed rate mortgages, coupled with the expanded conforming loan limits.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings.  Net cash provided by operating activities totaled $168.3 million for the year ended December 31, 2009 and $235.9 million for the year ended December 31, 2008.  Deposits decreased $667.7 million during the year ended December 31, 2009 and increased $430.5 million during the year ended December 31, 2008. The net decrease in deposits for the year ended December 31, 2009 was primarily due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, NOW and demand deposit and money market accounts.  During the second half of 2009, we reduced our focus on certificates of deposit to offset the impact of accelerated prepayment activity in our loan and securities portfolios.  The increases in low cost savings, NOW and demand deposit and money market accounts during 2009 reflect the decrease in competition for core community deposits, from that which we experienced during 2008.  The net increase in deposits during the year ended December 31, 2008 was primarily due to an increase in certificates of deposit, partially offset by decreases in all other deposit accounts, primarily Liquid CDs.

Net borrowings decreased $1.09 billion during the year ended December 31, 2009 and decreased $219.4 million during the year ended December 31, 2008.  The decrease in net borrowings during the year ended December 31, 2009, was primarily the result of cash flows from mortgage loan and securities repayments, coupled with deposit growth during the first half of 2009, in excess of mortgage loan originations and purchases and securities purchases which enabled us to repay a portion of our matured borrowings during the first half of 2009.  The decrease in net borrowings during the year ended December 31, 2008 was primarily the result of deposit growth which enabled us to repay a portion of matured borrowings.

Our primary use of funds is for the origination and purchase of mortgage loans.  Gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2009 totaled $3.16 billion, of which $2.77 billion were originations and $390.3 million were purchases.  This compares to gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2008 totaling $4.18 billion, of which $3.70 billion were originations and $479.1 million were purchases.  The decrease in mortgage loan originations and purchases was due to decreases in both one-to-four family loan originations and purchases and multi-family and commercial real estate loan originations.  One-to-four family mortgage loan origination and purchase volume for portfolio has been negatively affected by the decreases in interest rates for thirty year fixed rate mortgages and the expanded conforming loan limits resulting in more borrowers opting for thirty year fixed rate mortgages which we do not retain for portfolio.  We originated loans held-for-sale totaling $412.4 million during the year ended December 31, 2009, compared to $134.8 million during the year ended December 31, 2008.  The increase in originations of loans held-for-sale reflects the impact of the expanded conforming loan limits and rapid decline in interest rates for these fixed rate products.  The decrease in multi-family and commercial real estate loan originations reflects our decision to currently only offer such loans to select existing customers in New York.  During the year ended December 31, 2009, we purchased securities to utilize a portion of the cash flows from mortgage loan and securities repayments in excess of mortgage loan originations and purchases.  Purchases of securities totaled $706.6 million during the year ended December 31, 2009 and $488.8 million during the year ended December 31, 2008.

We maintain liquidity levels to meet our operational needs in the normal course of our business.  The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities.  Cash and due from banks and repurchase agreements, our most liquid assets, totaled $111.6 million at December 31, 2009, compared to $100.3 million at December 31, 2008.  At December 31, 2009, we had $1.54 billion in borrowings with a weighted average rate of 3.56% maturing over the next twelve months.  We have the flexibility to either repay or rollover these borrowings as they mature. In addition, we had $6.29 billion in certificates of deposit and Liquid CDs at December 31, 2009 with a weighted average rate of 2.32% maturing over the next twelve months.  We have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates at December 31, 2009.

				Certificates of Deposit
	Borrowings			and Liquid CDs
			Weighted			Weighted
			Average			Average
(Dollars in Millions)	Amount		Rate	Amount		Rate
Contractual Maturity:
2010	$1,540		3.56%	$6,293	(1)	2.32%
2011	1,116	(2)	3.64	1,080		3.39
2012	1,144	(3)	4.62	976		3.15
2013	-		-	178		4.06
2014	-		-	269		3.12
2015 and thereafter	2,079	(4)	4.67	1		3.79
Total	$5,879		4.17%	$8,797		2.60%

(1)	Includes $711.5 million of Liquid CDs with a weighted average rate of 0.50% and $5.58 billion of certificates of deposit with a weighted average rate of 2.55%.
(2)	Includes $125.0 million of borrowings, with a weighted average rate of 4.89%, which are callable by the counterparty in 2010 and at various times thereafter.
(3)	Includes $850.0 million of borrowings, with a weighted average rate of 4.39%, which are callable by the counterparty in 2010 and at various times thereafter.
(4)	Includes $1.95 billion of borrowings, with a weighted average rate of 4.34%, which are callable by the counterparty in 2010 and at various times thereafter.

Additional sources of liquidity at the holding company level have included issuances of securities into the capital markets, including private issuances of trust preferred securities and senior debt.  Holding company debt obligations, which are included in other borrowings, are further described below.

Our Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are prepayable, in whole or in part, at our option as of November 1, 2009 at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value.  The terms of the Junior Subordinated Debentures limit our ability to pay dividends or otherwise make distributions if we are in default or have elected to defer interest payments otherwise due under the Junior Subordinated Debentures.  Such limitations do not apply, however, to dividends payable in shares of our common stock or to stock that has been issued pursuant to our dividend reinvestment plan or our equity incentive plans.  The Junior Subordinated Debentures were issued to Astoria Capital Trust I as part of the transaction in which Astoria Capital Trust I privately issued trust preferred securities.

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

We have elected to participate in the FDIC’s TLGP which permits the FDIC to guarantee certain senior unsecured debt issued prior to October 31, 2009 and fully insure our non-interest bearing transaction deposit accounts through June 30, 2010.  The debt guarantee component of the TLGP concluded on October 31, 2009; however, the FDIC has established a limited emergency guarantee facility, for debt issued on or before April 30, 2010, that will be available on an application basis to TLGP participants that are unable to issue non-guaranteed debt to replace maturing senior unsecured debt because of market disruptions or other circumstances beyond their control.  We have not issued any senior unsecured debt since the FDIC’s adoption of the TLGP and we do not have any senior unsecured debt maturing prior to April 30, 2010.  In addition, we have elected not to participate in the CPP. For further discussion of the TLGP and CPP, see Item 1, “Business – Regulation and Supervision,” and Item 1A, “Risk Factors.”

Our ability to continue to access the capital markets for additional financing at favorable terms may be limited by, among other things, market conditions, interest rates, our capital levels, Astoria Federal’s ability to pay dividends to Astoria Financial Corporation, our credit profile and ratings and our business model.  For further discussion of our debt obligations, see Note 9 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

We also continue to receive periodic capital distributions from Astoria Federal, consistent with applicable laws and regulations.  During 2009, Astoria Federal paid dividends to Astoria Financial Corporation totaling $81.2 million.

Astoria Financial Corporation’s primary uses of funds include payment of interest on its debt obligations, payment of dividends and repurchases of common stock.  During 2009, Astoria Financial Corporation paid interest totaling $26.6 million and dividends totaling $47.8 million.  On January 27, 2010, we declared a quarterly cash dividend of $0.13 per share on shares of our common stock payable on March 1, 2010 to stockholders of record as of the close of business on February 16, 2010.  As of December 31, 2009, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions. As of December 31, 2009, a maximum of 8,107,300 shares may yet be purchased under this plan.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal.  Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation.  During 2009, we were required to file applications with the OTS for proposed capital distributions and we anticipate that in 2010 we will continue to be required to file such applications for proposed capital distributions.  For further discussion of limitations on capital distributions from Astoria Federal, see Item 1, “Business - Regulation and Supervision.”

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At December 31, 2009, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.89%, leverage capital ratio of 6.89% and total risk-based capital ratio of 12.99%.  The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%.  Astoria Federal’s Tier 1 risk-based capital ratio was 11.72% as of December 31, 2009.  As of December 31, 2009, Astoria Federal continues to be a well capitalized institution for all bank regulatory purposes.

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

Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments.  Commitments to sell loans totaled $71.0 million at December 31, 2009 and represent obligations to sell loans either servicing retained or servicing released on a mandatory delivery or best efforts basis.  We enter into commitments to sell loans as an economic hedge against our pipeline of fixed rate loans which we originate primarily for sale into the secondary market.  The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.

The following table details our contractual obligations at December 31, 2009.

	Payments due by period
(In Thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual Obligations:
Borrowings with original terms greater than three months	$5,788,866	$1,450,000	$2,260,000	$-	$2,078,866
Minimum rental payments due under non-cancelable
operating leases	70,371	7,274	13,702	12,343	37,052
Commitments to originate and purchase loans (1)	553,333	553,333	-	-	-
Commitments to fund unused lines of credit (2)	306,809	306,809	-	-	-
Total	$6,719,379	$2,317,416	$2,273,702	$12,343	$2,115,918

(1)	Commitments to originate and purchase loans include commitments to originate loans held-for-sale of $53.4 million.
(2)	Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions.  For further information regarding these liabilities, see Note 12 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”  We also have contingent liabilities related to assets sold with recourse and standby letters of credit.  We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market.  The principal balance of loans sold with recourse amounted to $314.2 million at December 31, 2009.  We estimate the liability for loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse.  The carrying amount of this liability was immaterial at December 31, 2009.  We also have a collateralized repurchase obligation due to the sale of certain long-term fixed rate municipal revenue bonds to an investment trust fund for proceeds that approximated par value.  The trust fund has a put option that requires us to repurchase the securities for specified amounts prior to maturity under certain specified circumstances, as defined in the agreement.  The outstanding option balance on the agreement totaled $8.3 million at December 31, 2009.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  The guarantees generally extend for a term of up to one year and are fully collateralized.  For each guarantee issued, if the customer defaults on a payment or performance to the third party, we would have to perform under the guarantee.  Outstanding standby letters of credit totaled $295,000 at December 31, 2009.

See Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for additional information regarding our commitments and contingent liabilities.

Comparison of Financial Condition and Operating Results for the Years Ended December 31, 2009 and 2008

Financial Condition

Total assets decreased $1.73 billion to $20.25 billion at December 31, 2009, from $21.98 billion at December 31, 2008.  The decrease in total assets is primarily due to decreases in loans receivable and securities.

Loans receivable, net, decreased $1.00 billion to $15.59 billion at December 31, 2009, from $16.59 billion at December 31, 2008.  This decrease was a result of the levels of repayments outpacing our mortgage loan origination and purchase volume during the year ended December 31, 2009, coupled with an increase of $75.0 million in the allowance for loan losses to $194.0 million at December 31, 2009, from $119.0 million at December 31, 2008.  For additional information on the allowance for loan losses, see “Provision for Loan Losses” and “Asset Quality.”

Mortgage loans, net, decreased $925.3 million to $15.45 billion at December 31, 2009, from $16.37 billion at December 31, 2008.  This decrease was due to decreases in each of our mortgage loan portfolios, primarily one-to-four family and multi-family loans.  Mortgage loan repayments increased to $3.82 billion for the year ended December 31, 2009, from $3.53 billion for the year ended December 31, 2008.  Gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2009 totaled $3.16 billion, of which $2.77 billion were originations and $390.3 million were purchases. This compares to gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2008 totaling $4.18 billion, of which $3.70 billion were originations and $479.1 million were purchases.  In addition, we originated loans held-for-sale totaling $412.4 million during the year ended December 31, 2009 and $134.8 million during the year ended December 31, 2008.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans.  Our one-to-four family mortgage loans decreased $454.3 million to $11.90 billion at December 31, 2009, from $12.35 billion at December 31, 2008, and represented 75.9% of our total loan portfolio at December 31, 2009.  The decrease was primarily the result of the levels of repayments which outpaced our originations and purchases during the year ended December 31, 2009.  One-to-four family mortgage loan originations and purchases for portfolio totaled $3.15 billion for the year ended December 31, 2009 and $3.66 billion for the year ended December 31, 2008.  One-to-four family mortgage loan origination and purchase volume for portfolio has been negatively affected by the decreases in interest rates for thirty year fixed rate mortgages and the expanded conforming loan limits resulting in more borrowers opting for thirty year fixed rate mortgages which we do not retain for portfolio.  During the 2009 second quarter, in response to declining customer demand for adjustable rate products, we began originating and retaining for portfolio jumbo fifteen year fixed rate mortgage loans.  During the year ended December 31, 2009, the loan-to-value ratio of our one-to-four family mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 58% and the loan amount averaged approximately $715,000.

Our multi-family mortgage loan portfolio decreased $352.7 million to $2.56 billion at December 31, 2009, from $2.91 billion at December 31, 2008.  Our commercial real estate loan portfolio decreased $74.3 million to $866.8 million at December 31, 2009, from $941.1 million at December 31, 2008.  Our construction loan portfolio decreased $33.2 million to $23.6 million at December 31, 2009, from $56.8 million at December 31, 2008.  Multi-family and commercial real estate loan originations totaled $11.5 million for the year ended December 31, 2009 and $514.2 million for the year ended December 31, 2008.  We did not originate any construction loans during 2009 and 2008.  We are currently only offering to originate multi-family and commercial real estate mortgage loans to select existing customers in New York and our 2009 originations primarily occurred during the 2009 first quarter.

Securities decreased $858.7 million to $3.18 billion at December 31, 2009, from $4.04 billion at December 31, 2008.  This decrease was primarily the result of principal payments received of $1.39 billion, sales of $204.1 million and the $5.3 million OTTI charge previously discussed under “Critical Accounting Policies – Securities Impairment,” partially offset by purchases of $706.6 million and a net increase of $36.0 million in the fair value of our securities available-for-sale.  At December 31, 2009, our securities portfolio is comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost totaling $2.86 billion, a weighted average current coupon of 4.17%, a weighted average collateral coupon of 5.69% and a weighted average life of 1.9 years.

Other assets increased $123.5 million to $317.9 million at December 31, 2009, from $194.4 million at December 31, 2008, primarily due to the three year FDIC deposit insurance premium prepayment in December 2009.  During the 2009 fourth quarter, the FDIC adopted a final rule which required insured depository institutions to prepay their quarterly deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009, together with their regular deposit insurance assessment for the third quarter of 2009.

Deposits decreased $667.7 million to $12.81 billion at December 31, 2009, from $13.48 billion at December 31, 2008, primarily due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, NOW and demand deposit and money market accounts.  Certificates of deposit decreased $823.8 million since December 31, 2008 to $8.09 billion at December 31, 2009.  Liquid CDs decreased $270.2 million since December 31, 2008 to $711.5 million at December 31, 2009.  Savings accounts increased $208.9 million since December 31, 2008 to $2.04 billion at December 31, 2009.  NOW and demand deposit accounts increased $179.7 million since December 31, 2008 to $1.65 billion at December 31, 2009.  Money market accounts increased $37.7 million since December 31, 2008 to $326.8 million at December 31, 2009.  The increases in savings, NOW and demand deposit and money market accounts reflect the diminished intense competition for core community deposits from that which we experienced during 2008.  Deposits decreased during the second half of 2009 as we reduced our focus on certificates of deposit to offset the impact of accelerated prepayment activity in our loan and securities portfolios.

Total borrowings, net, decreased $1.09 billion to $5.88 billion at December 31, 2009, from $6.97 billion at December 31, 2008.  The net decrease in total borrowings was primarily the result of cash flows from mortgage loan and securities repayments, coupled with deposit growth during the first half of 2009, in excess of mortgage loan originations and purchases and securities purchases which enabled us to repay a portion of our matured borrowings during the first half of 2009.

Stockholders' equity increased $26.8 million to $1.21 billion at December 31, 2009, from $1.18 billion at December 31, 2008.  The increase in stockholders’ equity was due to a decrease in accumulated other comprehensive loss of $32.1 million, net income of $27.7 million and stock-based compensation and the allocation of shares held by the employee stock ownership plan, or ESOP, of $14.6 million.  These increases were partially offset by dividends declared of $47.8 million.  The decrease in accumulated other comprehensive loss was primarily due to a net unrealized gain on securities available-for-sale, coupled with an increase in the funded status of our defined benefit pension plans at December 31, 2009, compared to December 31, 2008.

Results of Operations

General

Net income for the year ended December 31, 2009 decreased $47.6 million to $27.7 million, from $75.3 million for the year ended December 31, 2008.  Diluted earnings per common share decreased to $0.30 per share for the year ended December 31, 2009, from $0.82 per share for the year ended December 31, 2008.  Return on average assets decreased to 0.13% for the year ended December 31, 2009, from 0.35% for the year ended December 31, 2008.  Return on average stockholders’ equity decreased to 2.31% for the year ended December 31, 2009, from 6.24% for the year ended December 31, 2008.  Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, decreased to 2.74% for the year ended December 31, 2009, from 7.37% for the year ended December 31, 2008.  The decreases in the returns on average assets, average stockholders’ equity and average tangible stockholders’ equity for the year ended December 31, 2009, compared to the year ended December 31, 2008, were primarily due to the decrease in net income.

Our results of operations for the year ended December 31, 2009 include a $9.9 million, before-tax ($6.4 million, after-tax), FDIC special assessment, a $5.3 million, before-tax ($3.4 million, after-tax), OTTI charge to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities and a $1.6 million, before-tax ($1.0 million, after-tax), lower of cost or market write-down of premises and equipment held-for-sale.  These charges reduced diluted earnings per common share by $0.12 per share for the year ended December 31, 2009.  These charges also reduced our return on average assets by 5 basis points, return on average stockholders’ equity by 91 basis points and return on average tangible stockholders’ equity by 107 basis points for the year ended December 31, 2009.

Our results of operations for the year ended December 31, 2008 include a $77.7 million, before-tax ($50.5 million, after-tax), OTTI charge to reduce the carrying amount of our Freddie Mac preferred securities to their market values totaling $5.3 million at September 30, 2008.  This charge reduced diluted earnings per common share by $0.56 per share for the year ended December 31, 2008.  This charge also reduced our return on average assets by 23 basis points, return on average stockholders’ equity by 418 basis points, and return on average tangible stockholders’ equity by 493 basis points.

For further discussion of the FDIC special assessment, see “Non-Interest Expense.”  For further discussion of the OTTI charges, see “Critical Accounting Policies - Securities Impairment.”  For further discussion of the lower of cost or market write-down of premises and equipment held-for-sale, see Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

For the year ended December 31, 2009, net interest income increased $33.4 million to $428.8 million, from $395.4 million for the year ended December 31, 2008.  The net interest margin increased to 2.13% for the year ended December 31, 2009, from 1.91% for the year ended December 31, 2008.  The net interest rate spread increased to 2.04% for the year ended December 31, 2009, from 1.80% for the year ended December 31, 2008.  The average balance of net interest-earning assets increased $29.2 million to $641.8 million for the year ended December 31, 2009, from $612.6 million for the year ended December 31, 2008.

The increases in net interest income, the net interest margin and the net interest rate spread for the year ended December 31, 2009, compared to the year ended December 31, 2008, were primarily due to the cost of interest-bearing liabilities declining more rapidly than the yields on interest-earning assets.  Interest expense for the year ended December 31, 2009 decreased, compared to the year ended December 31, 2008, primarily due to decreases in the average costs of our certificates of deposit and Liquid CDs and decreases in the average balances of borrowings and Liquid CDs, partially offset by an increase in the average balance of certificates of deposit.  Interest income for the year ended December 31, 2009 decreased, compared to the year ended December 31, 2008, primarily due to decreases in the average yields on our interest-earning assets, primarily one-to-four family mortgage loans due in part to increases in our non-performing loans, and decreases in the average balances of mortgage-backed and other securities and multi-family, commercial real estate and construction loans, partially offset by an increase in the average balance of one-to-four family mortgage loans.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the years ended December 31, 2009, 2008 and 2007.  Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown.  Average balances are derived from average daily balances.  The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Year Ended December 31,
			2009				2008				2007
				Average				Average				Average
	Average			Yield/	Average			Yield/	Average			Yield/
(Dollars in Thousands)	Balance		Interest	Cost	Balance		Interest	Cost	Balance		Interest	Cost
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$12,166,413		$609,724	5.01%	$11,962,010		$637,297	5.33%	$10,995,688		$587,863	5.35%
Multi-family, commercial
real estate and construction	3,680,486		217,480	5.91	3,947,413		234,922	5.95	4,171,915		254,536	6.10
Consumer and other loans (1)	336,545		10,882	3.23	345,019		17,325	5.02	397,476		30,178	7.59
Total loans	16,183,444		838,086	5.18	16,254,442		889,544	5.47	15,565,079		872,577	5.61
Mortgage-backed and
other securities (2)	3,494,966		149,655	4.28	4,194,320		185,160	4.41	4,850,753		219,040	4.52
Federal funds sold, repurchase
agreements and interest-
earning cash accounts	226,689		448	0.20	88,650		1,939	2.19	39,838		2,071	5.20
FHLB-NY stock	181,472		9,352	5.15	207,535		13,068	6.30	167,651		11,634	6.94
Total interest-earning assets	20,086,571		997,541	4.97	20,744,947		1,089,711	5.25	20,623,321		1,105,322	5.36
Goodwill	185,151				185,151				185,151
Other non-interest-earning assets	822,036				820,216				753,377
Total assets	$21,093,758				$21,750,314				$21,561,849

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings	$1,928,842		7,806	0.40	$1,863,622		7,551	0.41	$2,014,253		8,126	0.40
Money market	317,168		2,095	0.66	311,910		3,189	1.02	379,634		3,780	1.00
NOW and demand deposit	1,534,131		1,064	0.07	1,470,402		1,290	0.09	1,465,463		951	0.06
Liquid CDs	884,436		10,659	1.21	1,225,153		36,792	3.00	1,549,774		73,352	4.73
Total core deposits	4,664,577		21,624	0.46	4,871,087		48,822	1.00	5,409,124		86,209	1.59
Certificates of deposit	8,728,580		293,747	3.37	8,192,114		345,075	4.21	7,823,767		369,830	4.73
Total deposits	13,393,157		315,371	2.35	13,063,201		393,897	3.02	13,232,891		456,039	3.45
Borrowings	6,051,655		253,401	4.19	7,069,155		300,430	4.25	6,776,394		315,755	4.66
Total interest-bearing liabilities	19,444,812		568,772	2.93	20,132,356		694,327	3.45	20,009,285		771,794	3.86
Non-interest-bearing liabilities	451,677				410,082				351,080
Total liabilities	19,896,489				20,542,438				20,360,365
Stockholders' equity	1,197,269				1,207,876				1,201,484
Total liabilities and
stockholders' equity	$21,093,758				$21,750,314				$21,561,849

Net interest income/
net interest rate spread (3)			$428,769	2.04%			$395,384	1.80%			$333,528	1.50%

Net interest-earning assets/ net interest margin (4)	$641,759			2.13%	$612,591			1.91%	$614,036			1.62%

Ratio of interest-earning assets to interest-bearing liabilities	1.03	x			1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2009			Year Ended December 31, 2008
	Compared to			Compared to
	Year Ended December 31, 2008			Year Ended December 31, 2007
	Increase (Decrease)			Increase (Decrease)
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
One-to-four family	$10,853	$(38,426)	$(27,573)	$51,636	$(2,202)	$49,434
Multi-family, commercial
real estate and construction	(15,865)	(1,577)	(17,442)	(13,462)	(6,152)	(19,614)
Consumer and other loans	(415)	(6,028)	(6,443)	(3,604)	(9,249)	(12,853)
Mortgage-backed and
other securities	(30,171)	(5,334)	(35,505)	(28,716)	(5,164)	(33,880)
Federal funds sold, repurchase
agreements and interest-
earning cash accounts	1,286	(2,777)	(1,491)	1,539	(1,671)	(132)
FHLB-NY stock	(1,514)	(2,202)	(3,716)	2,580	(1,146)	1,434
Total	(35,826)	(56,344)	(92,170)	9,973	(25,584)	(15,611)
Interest-bearing liabilities:
Savings	370	(115)	255	(733)	158	(575)
Money market	53	(1,147)	(1,094)	(668)	77	(591)
NOW and demand deposit	59	(285)	(226)	2	337	339
Liquid CDs	(8,308)	(17,825)	(26,133)	(13,314)	(23,246)	(36,560)
Certificates of deposit	21,325	(72,653)	(51,328)	16,975	(41,730)	(24,755)
Borrowings	(42,829)	(4,200)	(47,029)	13,253	(28,578)	(15,325)
Total	(29,330)	(96,225)	(125,555)	15,515	(92,982)	(77,467)
Net change in net interest
income	$(6,496)	$39,881	$33,385	$(5,542)	$67,398	$61,856

Interest Income

Interest income for the year ended December 31, 2009 decreased $92.2 million to $997.5 million, from $1.09 billion for the year ended December 31, 2008, primarily due to a decrease in the average yield on interest-earning assets to 4.97% for the year ended December 31, 2009, from 5.25% for the year ended December 31, 2008, coupled with a decrease of $658.4 million in the average balance of interest-earning assets to $20.09 billion for the year ended December 31, 2009, from $20.74 billion for the year ended December 31, 2008.  The decrease in the average yield on interest-earning assets was the result of decreases in the average yields on all asset categories.  The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balances of mortgage-backed and other securities and multi-family, commercial real estate and construction loans, partially offset by increases in the average balances of one-to-four family mortgage loans and federal funds sold, repurchase agreements and interest-earning cash accounts.

Interest income on one-to-four family mortgage loans decreased $27.6 million to $609.7 million for the year ended December 31, 2009, from $637.3 million for the year ended December 31, 2008, primarily due to a decrease in the average yield to 5.01% for the year ended December 31, 2009, from 5.33% for the year ended December 31, 2008, partially offset by an increase of $204.4 million in the average balance of such loans.  The decrease in the average yield for the year ended December 31, 2009 was primarily due to new originations at lower interest rates than the rates on the existing portfolio, the impact of the downward repricing of our ARM loans, the increase in non-performing loans and an increase in loan premium amortization.  Net premium amortization on one-to-four family mortgage loans increased $4.4 million to $31.7 million for the year ended December 31, 2009, from $27.3 million for the year ended December 31, 2008.

Interest income on multi-family, commercial real estate and construction loans decreased $17.4 million to $217.5 million for the year ended December 31, 2009, from $234.9 million for the year ended December 31, 2008, primarily due to a decrease of $266.9 million in the average balance of such loans, coupled with a decrease in the average yield to 5.91% for the year ended December 31, 2009, from 5.95% for the year ended December 31, 2008.  The decrease in the average balance of multi-family, commercial real estate and construction loans reflects the levels of repayments which outpaced the levels of originations over the past year, coupled with the impact of the sale of certain delinquent and non-performing loans during 2009.  Our portfolio of multi-family, commercial real estate and construction loans has declined over the past several years due primarily to the competitive market pricing and our decision to not aggressively pursue such loans in the current economic environment.  The decrease in the average yield on multi-family, commercial real estate and construction loans reflects the increase in non-performing loans, coupled with a decrease in prepayment penalties.  Prepayment penalties decreased $2.5 million to $2.4 million for the year ended December 31, 2009, from $4.9 million for the year ended December 31, 2008.

Interest income on consumer and other loans decreased $6.4 million to $10.9 million for the year ended December 31, 2009, from $17.3 million for the year ended December 31, 2008, primarily due to a decrease in the average yield to 3.23% for the year ended December 31, 2009, from 5.02% for the year ended December 31, 2008.  The decrease in the average yield on consumer and other loans was primarily the result of a decrease in the average yield on our home equity lines of credit which are adjustable rate loans which generally reset monthly and are indexed to the prime rate which decreased 400 basis points during 2008.  Home equity lines of credit represented 91.6% of this portfolio at December 31, 2009.

Interest income on mortgage-backed and other securities decreased $35.5 million to $149.7 million for the year ended December 31, 2009, from $185.2 million for the year ended December 31, 2008.  This decrease was primarily the result of a decrease of $699.4 million in the average balance of the portfolio, coupled with a decrease in the average yield to 4.28% for the year ended December 31, 2009, from 4.41% for the year ended December 31, 2008.  The decrease in the average balance of mortgage-backed and other securities is the result of repayments and sales exceeding securities purchased over the past year.  The decrease in the average yield on mortgage-backed and other securities was primarily due to elevated repayment levels of higher yielding securities and purchases of new securities with lower coupons than the weighted average coupon for the portfolio.

Dividend income on FHLB-NY stock decreased $3.7 million to $9.4 million for the year ended December 31, 2009, from $13.1 million for the year ended December 31, 2008, primarily due to a decrease in the average yield to 5.15% for the year ended December 31, 2009, from 6.30% for the year ended December 31, 2008, coupled with a decrease of $26.1 million in the average balance.  The decrease in the average yield was the result of a decrease in the dividend rate paid by the FHLB-NY during the year ended December 31, 2009, compared to the year ended December 31, 2008.  The decrease in the average balance of FHLB-NY stock reflects the decrease in the levels of FHLB-NY borrowings over the past year.

Interest income on federal funds sold, repurchase agreements and interest-earning cash accounts decreased $1.5 million to $448,000 for the year ended December 31, 2009, from $1.9 million for the year ended December 31, 2008, primarily due to a decrease in the average yield to 0.20% for the year ended December 31, 2009, from 2.19% for the year ended December 31, 2008, partially offset by an increase of $138.0 million in the average balance.  The decrease in the average yield reflects the decline in short-term interest rates during 2008.  The increase in the average balance was a result of excess cash flow from loan and securities repayments during 2009.

Interest Expense

Interest expense for the year ended December 31, 2009 decreased $125.5 million to $568.8 million, from $694.3 million for the year ended December 31, 2008, primarily due to a decrease in the average cost of interest-bearing liabilities to 2.93% for the year ended December 31, 2009, from 3.45% for the year ended December 31, 2008, coupled with a decrease of $687.5 million in the average balance of interest-bearing liabilities to $19.44 billion for the year ended December 31, 2009, from $20.13 billion for the year ended December 31, 2008.  The decrease in the average cost of interest-bearing liabilities was primarily due to decreases in the average costs of certificates of deposit and Liquid CDs.  The decrease in the average balance of interest-bearing liabilities was primarily due to decreases in the average balances of borrowings and Liquid CDs, partially offset by an increase in the average balance of certificates of deposit.

Interest expense on deposits decreased $78.5 million to $315.4 million for the year ended December 31, 2009, from $393.9 million for the year ended December 31, 2008, primarily due to a decrease in the average cost of total deposits to 2.35% for the year ended December 31, 2009, from 3.02% for the year ended December 31, 2008, partially offset by an increase of $330.0 million in the average balance of total deposits to $13.39 billion for the year ended December 31, 2009, from $13.06 billion for the year ended December 31, 2008.  The decrease in the average cost of total deposits was primarily due to the impact of the decline in short-term interest rates during 2008 on our Liquid CDs and certificates of deposit which matured and were replaced at lower interest rates.  The increase in the average balance of total deposits was primarily due to an increase in the average balance of certificates of deposit, partially offset by a decrease in the average balance of Liquid CDs.

Interest expense on certificates of deposit decreased $51.4 million to $293.7 million for the year ended December 31, 2009, from $345.1 million for the year ended December 31, 2008, primarily due to a decrease in the average cost to 3.37% for the year ended December 31, 2009, from 4.21% for the year ended December 31, 2008, partially offset by an increase of $536.5 million in the average balance.  The decrease in the average cost of certificates of deposit reflects the impact of the decrease in interest rates during 2008 as certificates of deposit at higher rates matured during 2009 and were replaced at lower interest rates.  During the year ended December 31, 2009, $7.59 billion of certificates of deposit with a weighted average rate of 3.31% matured and $6.47 billion of certificates of deposit were issued or repriced with a weighted average rate of 1.94%.  The increase in the average balance of certificates of deposit was primarily a result of the success of our marketing efforts and competitive pricing strategies, particularly during the 2008 fourth quarter and 2009 first quarter.  However, we reduced our focus on certificates of deposit during the second half of 2009 in response to the acceleration of mortgage loan and securities repayments.

Interest expense on Liquid CDs decreased $26.1 million to $10.7 million for the year ended December 31, 2009, from $36.8 million for the year ended December 31, 2008, primarily due to a decrease in the average cost to 1.21% for the year ended December 31, 2009, from 3.00% for the year ended December 31, 2008, coupled with a decrease of $340.7 million in the average balance.  The decrease in the average cost of Liquid CDs reflects the decline in short-term interest rates during 2008 and 2009.  The decrease in the average balance of Liquid CDs was primarily a result of our decision to maintain our pricing discipline as short-term interest rates declined.

Interest expense on borrowings decreased $47.0 million to $253.4 million for the year ended December 31, 2009, from $300.4 million for the year ended December 31, 2008, primarily due to a decrease of $1.02 billion in the average balance, coupled with a decrease in the average cost to 4.19% for the year ended December 31, 2009, from 4.25% for the year ended December 31, 2008.  The decrease in the average balance of borrowings is the result of cash flows from mortgage loan and securities repayments, coupled with deposit growth during the first half of 2009, exceeding mortgage loan originations and purchases and securities purchases which enabled us to repay a portion of our matured borrowings, primarily during the first half of 2009. The decrease in the average cost of borrowings reflects the impact of the decline in interest rates on our variable rate borrowings, coupled with the downward repricing of borrowings which matured and were refinanced over the past year.

Provision for Loan Losses

We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  The continued weakness in the housing and real estate markets and overall economy contributed to an increase in our delinquencies, non-performing loans and net loan charge-offs during the year ended December 31, 2009.  Net charge-offs were also impacted by the sale and reclassification to held-for-sale of certain delinquent and non-performing loans.  As a geographically diversified residential lender, we have been affected by negative consequences arising from the economic recession that continued throughout most of 2009 and, in particular, a sharp downturn in the housing industry nationally, as well as economic and housing industry weaknesses in the New York metropolitan area.  We are particularly vulnerable to a job loss recession.  Based on our evaluation of the issues regarding the continued weakness in the housing and real estate markets and overall economy, coupled with the increase in and composition of our delinquencies, non-performing loans and net loan charge-offs, we determined that an increase in the allowance for loan losses was warranted at December 31, 2009.

The allowance for loan losses was $194.0 million at December 31, 2009 and $119.0 million at December 31, 2008.  The provision for loan losses increased $131.0 million to $200.0 million for the year ended December 31, 2009, from $69.0 million for the year ended December 31, 2008.  The increase in the provision for loan losses for the year ended December 31, 2009, compared to the year ended December 31, 2008, reflects the increase in the allowance for loan losses resulting from the deterioration in the housing and real estate markets and the economy during 2008 and into 2009, in particular, the increase in the unemployment rate, which contributed to increases in our delinquencies, non-performing loans and net loan charge-offs throughout 2008 and 2009.  Accordingly, we increased our allowance for loan losses each quarter in 2008 and 2009.  The allowance for loan losses as a percentage of total loans increased to 1.23% at December 31, 2009, from 0.71% at December 31, 2008, primarily due to the increase in the allowance for loan losses.  The allowance for loan losses as a percentage of non-performing loans decreased to 47.49% at December 31, 2009 from 49.88% at December 31, 2008, primarily due to the increase in non-performing loans, partially offset by the increase in the allowance for loan losses.  The increases in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages we apply to our non-performing loans are higher than the allowance coverage percentages applied to our performing loans.

As previously discussed, we use ratio analyses as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses.  The adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio.  Our analysis of loss severity during the 2009 fourth quarter, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO) to the loan’s original principal balance on one-to-four family mortgage loans during the twelve months ended September 30, 2009, indicated an average loss severity of approximately 27%.  This analysis primarily reviewed one-to-four family REO sales which occurred during the twelve months ended September 30, 2009 and included both full documentation loans and reduced documentation loans in a variety of states with varying years of origination.  An analysis of charge-offs on multi-family, commercial real estate and construction loans, primarily related to loan sales, during the twelve months ended September 30, 2009, indicated an average loss severity of approximately 40%.  We consider our loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses.  However, the uniqueness of each multi-family, commercial real estate and construction loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses.  We also obtain updated estimates of collateral value on our non-performing multi-family, commercial real estate and construction loans in excess of $1.0 million.

We believe that using the loss experience of the past year (twelve months prior to the quarterly analysis) is reflective of the current economic and real estate downturn.  The ratio of the allowance for loan losses to non-performing loans was approximately 47% at December 31, 2009, which exceeds our average loss severity experience for our mortgage loan portfolios, indicating that our allowance for loan losses should be adequate to cover potential losses.  Additionally, as discussed later, consideration of our accounting for loans delinquent 180 days or more provides further insight when analyzing our asset quality ratios.  We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time.

Although the ratio of the allowance for loan losses to non-performing loans declined slightly at December 31, 2009, compared to December 31, 2008, several other asset quality metrics continued to move directionally consistent with the increasing trend in our delinquencies reflecting our analyses and views of the risk in the portfolio; namely, the increase in the total allowance for loan losses and the ratio of the allowance for loan losses to total loans.  Additionally, when analyzing our asset quality trends, consideration must be given to our accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio.  Included in our non-performing loans are one-to-four family mortgage loans which are 180 days or more past due.  Our primary federal banking regulator, the OTS, requires us to update our collateral values on one-to-four family mortgage loans which are 180 days past due.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its fair value less estimated selling costs.  Therefore certain losses inherent in our non-performing one-to-four family mortgage loans are being recognized at 180 days of delinquency and annually thereafter and accordingly are charged off.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  In effect, these loans have been written down to their fair value less estimated selling costs and the inherent loss has been recognized.  Therefore, when reviewing the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs should be considered.  At December 31, 2009, non-performing loans included one-to-four family mortgage loans which were 180 days or more past due totaling $228.5 million, net of the charge-offs related to such loans, which had a related allowance for loan losses totaling $9.6 million.  Excluding one-to-four family mortgage loans which were 180 days or more past due at December 31, 2009 and their related allowance, our ratio of the allowance for loan losses to non-performing loans would be approximately 102%, which is substantially more than our average loss severity experience for our mortgage loan portfolios.  This compares to our reported ratio of the allowance for loan losses to non-performing loans at December 31, 2009 of approximately 47%.

We review our allowance for loan losses on a quarterly basis.  Material factors considered during our quarterly review are our loss experience, the composition and direction of loan delinquencies and the impact of current economic conditions.  Net loan charge-offs totaled $125.0 million, or seventy-seven basis points of average loans outstanding, for the year ended December 31, 2009, compared to net loan charge-offs of $28.9 million, or eighteen basis points of average loans outstanding for the year ended December 31, 2008.  For the year ended December 31, 2009, one-to-four family mortgage loan net charge-offs increased $59.7 million to $76.8 million and multi-family, commercial real estate and construction loan net charge-offs increased $35.5 million to $46.3 million, compared to the year ended December 31, 2008.  The increase in one-to-four family charge-offs for the year ended December 31, 2009, compared to the year ended December 31, 2008, was primarily attributable to an increase of $42.9 million in charge-offs on loans 180 days or more past due.  The increase in multi-family, commercial real estate and construction loan charge-offs for the year ended December 31, 2009, compared to the year ended December 31, 2008, was primarily due to $40.7 million in net charge-offs related to certain delinquent and non-performing loans sold or transferred to held-for-sale during the year ended December 31, 2009.  Our non-performing loans, which are comprised primarily of mortgage loans, increased $170.0 million to $408.6 million, or 2.59% of total loans, at December 31, 2009, from $238.6 million, or 1.43% of total loans, at December 31, 2008.  This increase was primarily due to increases of $152.5 million in non-performing one-to-four family mortgage loans and $14.8 million in non-performing multi-family, commercial real estate and construction loans.  We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  If the sale and reclassification to held-for-sale of certain delinquent and non-performing loans, primarily multi-family, commercial real estate and construction loans, during the year ended December 31, 2009 had not occurred, the increase in non-performing loans would have been $101.7 million greater, which amount is gross of $40.9 million in net charge-offs and $2.3 million in net lower of cost or market write-downs taken on such loans.

We continue to adhere to prudent underwriting standards.  We underwrite our one-to-four family mortgage loans primarily based upon our evaluation of the borrower’s ability to pay.  We obtain updated estimates of collateral value for non-performing multi-family, commercial real estate and construction loans with balances in excess of $1.0 million or for other classified loans when requested by our Asset Classification Committee, or, in the case of one-to-four family mortgage loans, when such loans are 180 days delinquent and annually thereafter.  We monitor property value trends in our market areas to determine what impact, if any, such trends may have on our loan-to-value ratios and the adequacy of the allowance for loan losses.  Based on our review of property value trends, including updated estimates of collateral value and related loan charge-offs, we believe the weakness in the housing market continues to have a negative impact on the value of our non-performing loan collateral as of December 31, 2009.

During the 2009 first quarter, we experienced increases in delinquencies, non-performing loans and charge-offs, along with a further acceleration of job losses which totaled 2.0 million for the 2009 first quarter, at the time of our analysis, and a further increase in the unemployment rate to 8.5% for March 2009. Additionally, as a result of our updated charge-off and loss analysis, we modified certain allowance coverage percentages during the 2009 first quarter to be more reflective of our current estimates of the amount of probable inherent losses in our loan portfolio.  The combination of these factors resulted in the increase in our allowance for loan losses to $149.2 million at March 31, 2009 and a provision for loan losses of $50.0 million for the 2009 first quarter.  Delinquencies, non-performing loans and charge-offs continued to increase in the 2009 second quarter.  Job losses totaled 1.3 million in the 2009 second quarter, at the time of our analysis, and the unemployment rate increased to 9.5% for June 2009.  We continued to update our charge-off and loss analysis during the 2009 second quarter and modified our allowance coverage percentages accordingly.  The combination of these factors resulted in an increase in our allowance for loan losses to $160.3 million at June 30, 2009 and a provision for loan losses of $50.0 million for the 2009 second quarter.  During the 2009 third quarter, increases in delinquencies, non-performing loans and charge-offs continued.  The nation experienced continued job losses, which totaled 768,000 during the 2009 third quarter, at the time of our analysis, and the unemployment rate increased to 9.8% for September 2009.  We continued to update our charge-off and loss analysis during the 2009 third quarter and modified our allowance coverage percentages accordingly.  The combination of these factors resulted in an increase in our allowance for loan losses to $176.6 million at September 30, 2009 and a provision for loan losses of $50.0 million for the 2009 third quarter.   During the 2009 fourth quarter, non-performing loans were flat, however, charge-offs continued and 30 day multi-family and commercial real estate loan delinquencies increased.  Job losses totaled 208,000, at the time of our analysis, and the unemployment rate increased to 10.0% for December 31, 2009.  We continued to update our charge-off and loss analysis during the 2009 fourth quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, we increased our allowance for loan losses to $194.0 million at December 31, 2009 and recorded a provision for loan losses of $50.0 million for the 2009 fourth quarter, resulting in a provision for loan losses totaling $200.0 million for the year ended December 31, 2009.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, delinquencies, charge-off experience, non-accrual and non-performing loans and the current economic environment.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2009 and December 31, 2008.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies - Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality.”

Non-Interest Income

Non-interest income increased $68.6 million to $79.8 million for the year ended December 31, 2009, from $11.2 million for the year ended December 31, 2008.  This increase was primarily due to a decrease in OTTI charges and increases in gain on sales of securities and mortgage banking income, net, partially offset by decreases in income from BOLI, other non-interest income and customer service fees.

During the year ended December 31, 2009, we recorded a $5.3 million OTTI charge related to our investment in two issues of Freddie Mac perpetual preferred securities.  This compares to an OTTI charge of $77.7 million for the year ended December 31, 2008 related to these securities.   For further discussion of the OTTI charges, see “Critical Accounting Policies - Securities Impairment.”

During the year ended December 31, 2009, we sold mortgage-backed securities from the available-for-sale portfolio with an amortized cost of $204.1 million resulting in gross realized gains totaling $7.4 million.  There were no sales of securities during the year ended December 31, 2008.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, increased $6.0 million to income of $5.6 million for the year ended December 31, 2009, compared to a loss of $413,000 for the year ended December 31, 2008.  This increase was primarily due to an increase of $4.4 million in net gain on sales of loans, coupled with a recovery recorded in the valuation allowance for the impairment of MSR of $251,000 for the year ended December 31, 2009, compared to a provision of $2.4 million for the year ended December 31, 2008. The increase in net gain on sales of loans reflects an increase in the volume of loans sold during the year ended December 31, 2009, compared to the year ended December 31, 2008.  We generally sell our fifteen and thirty year conforming fixed rate one-to-four family mortgage loan production.  The expanded conforming loans limits and decline in interest rates on thirty year mortgages have resulted in increased consumer demand for these fixed rate products resulting in significantly higher levels of loans sold.  The provision recorded in the valuation allowance for the impairment of MSR for the year ended December 31, 2008 reflected the lack of market demand for MSR due to the turmoil in the credit markets at that time which negatively impacted the pricing of loan servicing, coupled with an increase in the projected loan prepayment speeds at December 31, 2008 compared to December 31, 2007.

Income from BOLI decreased $7.7 million to $9.0 million for the year ended December 31, 2009, from $16.7 million for the year ended December 31, 2008, primarily due to a reduction in the crediting rate paid on our investment reflecting the overall decline in market interest rates.  Customer service fees decreased $4.6 million to $57.9 million for the year ended December 31, 2009, from $62.5 million for the year ended December 31, 2008, primarily due to decreases in insufficient fund fees related to transaction accounts, commissions on sales of annuities, other checking charges, ATM fees and minimum balance fees.

Other non-interest income decreased $4.7 million to $1.4 million for the year ended December 31, 2009, from $6.1 million for the year ended December 31, 2008.  This decrease was primarily due to net lower of cost or market write-downs on non-performing loans held-for-sale totaling $2.3 million and a $1.6 million lower of cost or market write-down on premises and equipment held-for-sale recorded during 2009.  See Note 4 and Note 18 for further discussion of non-performing loans held-for-sale and the related lower of cost or market write-down and Note 1 for further discussion of the lower of cost or market write-down on premises and equipment held-for-sale in Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Non-Interest Expense

Non-interest expense increased $36.8 million to $270.1 million for the year ended December 31, 2009, from $233.3 million for the year ended December 31, 2008.  The increase in non-interest expense was primarily due to a significant increase in regular FDIC insurance premiums, coupled with an FDIC special assessment and an increase in compensation and benefits expense, partially offset by decreases in occupancy, equipment and systems expense and advertising expense.  Our percentage of general and administrative expense to average assets increased to 1.28% for the year ended December 31, 2009, compared to 1.07% for the year ended December 31, 2008, primarily due to the increase in general and administrative expense in 2009 compared to 2008.

Regular FDIC insurance premiums increased $22.1 million to $24.3 million for the year ended December 31, 2009, from $2.2 million for the year ended December 31, 2008.  This increase reflects the increases in our assessment rates during 2009 resulting from the FDIC restoration plan described below.  In addition, during the 2009 first quarter we utilized the remaining balance of our FDIC One-Time Assessment Credit to offset a portion of our deposit insurance assessment.  Non-interest expense for the year ended December 31, 2009 also includes a $9.9 million FDIC special assessment.  The FDIC adopted a restoration plan to increase the DIF in response to significant losses incurred by the DIF due to the failures of a number of banks and thrifts which resulted in a decline in the DIF reserve ratio below the minimum reserve ratio of 1.15% and to help maintain public confidence in the banking system.  The restoration plan included an increase in assessment rates for the 2009 first quarter with an additional increase for the 2009 second quarter.  In addition, an emergency special assessment of five basis points on each FDIC-insured depository institution's assets minus its Tier 1 capital, as of June 30, 2009, was imposed.  The special assessment was collected on September 30, 2009.  The special assessment increased our ratio of general and administrative expense to average assets by five basis points for the year ended December 31, 2009.  For further discussion of the FDIC restoration plan, see Item 1, “Business - Regulation and Supervision,” and Item 1A, “Risk Factors.”

Compensation and benefits expense increased $8.5 million to $133.3 million for the year ended December 31, 2009, from $124.8 million for the year ended December 31, 2008, primarily due to increases in the net periodic cost of pension and other postretirement benefits, partially offset by decreases in ESOP related expense.  The increase in the net periodic cost of pension and other postretirement benefits primarily reflects an increase in the amortization of the net actuarial loss and a decrease in the expected return on plan assets which are primarily the result of the decrease in the fair value of pension plan assets resulting from the decline in the equities markets in 2008.

Occupancy, equipment and systems expense decreased $1.9 million to $64.7 million for the year ended December 31, 2009, from $66.6 million for the year ended December 31, 2008, primarily due to a decrease in depreciation expense.  Advertising expense decreased $1.7 million to $5.4 million for the year ended December 31, 2009, from $7.1 million for the year ended December 31, 2008, primarily due to a reduction in print advertising related to certificates of deposit.

Included in other non-interest expense is REO related expense which increased $2.1 million to $6.9 million for the year ended December 31, 2009, from $4.8 million for the year ended December 31, 2008, reflecting an increase of $20.7 million in the balance of REO to $46.2 million at December 31, 2009.  The increase in REO related expense was substantially offset by a decrease in legal fees and other costs, primarily related to the goodwill litigation.

Income Tax Expense

For the year ended December 31, 2009, income tax expense totaled $10.8 million, representing an effective tax rate of 28.1%, compared to $29.0 million, representing an effective tax rate of 27.8%, for the year ended December 31, 2008.  For additional information regarding income taxes, see Note 12 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

Mortgage loans, net, increased $580.4 million to $16.37 billion at December 31, 2008, from $15.79 billion at December 31, 2007.  This increase was primarily due to an increase in our one-to-four family mortgage loan portfolio, partially offset by decreases in our commercial real estate, multi-family and construction loan portfolios.  Gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2008 totaled $4.18 billion, of which $3.70 billion were originations and $479.1 million were purchases.  This compares to gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2007 totaling $4.03 billion, of which $3.62 billion were originations and $407.3 million were purchases.  In addition, we originated loans held-for-sale totaling $134.8 million during the year ended December 31, 2008 and $203.7 million during the year ended December 31, 2007.  The increase in mortgage loan originations was primarily due to an increase in multi-family and commercial real estate loan originations.  Mortgage loan repayments increased to $3.53 billion for the year ended December 31, 2008, from $2.79 billion for the year ended December 31, 2007.  The increase in mortgage loan repayments was primarily due to increased refinance activity and a decrease in interest rates, which occurred primarily during the first half of 2008.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans.  Our one-to-four family mortgage loans increased $721.3 million to $12.35 billion at December 31, 2008, from $11.63 billion at December 31, 2007, and represented 74.4% of our total loan portfolio at December 31, 2008.  The increase was primarily the result of strong levels of originations which outpaced repayments during the year ended December 31, 2008.  One-to-four family loan originations and purchases for portfolio totaled $3.66 billion for the year ended December 31, 2008 and $3.62 billion for the year ended December 31, 2007.  During the year ended December 31, 2008, the loan-to-value ratio of our one-to-four family mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 57% and the loan amount averaged approximately $675,000.

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

Our construction loan portfolio decreased $20.9 million to $56.8 million at December 31, 2008, from $77.7 million at December 31, 2007.  Our consumer and other loan portfolio, which is primarily comprised of home equity lines of credit, decreased $21.4 million to $335.4 million at December 31, 2008, from $356.8 million at December 31, 2007.  These decreases were primarily the result of our decision to not aggressively pursue the origination of such loans in the current economic environment, coupled with more stringent underwriting standards for home equity lines of credit implemented in the 2007 fourth quarter and during 2008.  Other assets increased $72.1 million to $194.4 million at December 31, 2008, from $122.3 million at December 31, 2007, primarily due to an increase in the net deferred tax asset.

Securities decreased $333.5 million to $4.04 billion at December 31, 2008, from $4.37 billion at December 31, 2007.  This decrease was primarily the result of principal payments received of $781.5 million and the $77.7 million OTTI charge discussed in “Critical Accounting Policies – Securities Impairment,” partially offset by purchases of $488.8 million and a decrease of $34.5 million in the net unrealized loss on our securities available-for-sale.  At December 31, 2008, our securities portfolio is comprised primarily of fixed rate REMIC and CMO securities.  The amortized cost of our fixed rate REMICs and CMOs totaled $3.99 billion at December 31, 2008 and had a weighted average current coupon of 4.33%, a weighted average collateral coupon of 5.71% and a weighted average life of 1.8 years.

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

Accrued expenses and other liabilities increased $77.0 million to $221.5 million at December 31, 2008, from $144.5 million at December 31, 2007.  This increase primarily reflects the decrease in the funded status of our defined benefit pension plans at December 31, 2008, compared to December 31, 2007, resulting from the decrease in the fair value of pension plan assets, and an increase in our official checks.  Prior to February 2008, we funded our liability for official checks daily through an outside processing service.  Effective February 2008, we discontinued using the outside processing service.  These increases in accrued expenses and other liabilities were partially offset by decreases in accrued interest payable on borrowings and income taxes payable at December 31, 2008, compared to December 31, 2007.  For additional information on the funded status of our defined benefit pension plans, see Note 15 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Stockholders’ equity decreased $29.6 million to $1.18 billion at December 31, 2008, from $1.21 billion at December 31, 2007.  The decrease in stockholders' equity was the result of dividends declared of $93.8 million, an increase in accumulated other comprehensive loss of $22.4 million and common stock repurchased of $18.1 million.  These decreases were partially offset by net income of $75.3 million, stock-based compensation and the allocation of shares held by the ESOP of $19.6 million and the effect of stock options exercised and related tax benefit of $9.4 million.  The increase in accumulated other comprehensive loss was primarily due to a decrease in the funded status of our defined benefit pension plans at December 31, 2008, compared to December 31, 2007, partially offset by a decrease in the net unrealized loss on our securities available-for-sale.

Results of Operations

General

Net income for the year ended December 31, 2008 decreased $49.5 million to $75.3 million, from $124.8 million for the year ended December 31, 2007.  Diluted earnings per common share decreased to $0.82 per share for the year ended December 31, 2008, from $1.35 per share for the year ended December 31, 2007.  Return on average assets decreased to 0.35% for the year ended December 31, 2008, from 0.58% for the year ended December 31, 2007.  Return on average stockholders’ equity decreased to 6.24% for the year ended December 31, 2008, from 10.39% for the year ended December 31, 2007.  Return on average tangible stockholders’ equity decreased to 7.37% for the year ended December 31, 2008, from 12.28% for the year ended December 31, 2007.  The decreases in the returns on average assets, average stockholders’ equity and average tangible stockholders’ equity for the year ended December 31, 2008, compared to the year ended December 31, 2007, were primarily due to the decrease in net income.

Our results of operations for the year ended December 31, 2008 include a $77.7 million, before-tax ($50.5 million, after-tax), OTTI charge to reduce the carrying amount of our investment in two issues of Freddie Mac perpetual preferred securities to the securities’ market values totaling $5.3 million at September 30, 2008.  This charge reduced diluted earnings per common share by $0.56 per share for the year ended December 31, 2008.  This charge also reduced our return on average assets by 23 basis points, return on average stockholders’ equity by 418 basis points, and return on average tangible stockholders’ equity by 493 basis points.  Our results of operations for the year ended December 31, 2007 include a $20.5 million, before-tax ($13.3 million, after-tax), OTTI charge to reduce the carrying amount of our investment in two issues of Freddie Mac perpetual preferred securities to the securities’ market values totaling $83.0 million at December 31, 2007.  This charge reduced diluted earnings per common share by $0.14 per share for the year ended December 31, 2007.  This charge also reduced our return on average assets by 6 basis points, return on average stockholders’ equity by 111 basis points, and return on average tangible stockholders’ equity by 131 basis points.  For a discussion of OTTI charges, see “Critical Accounting Policies - Securities Impairment.”

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

Interest expense on certificates of deposit decreased $24.7 million to $345.1 million for the year ended December 31, 2008, from $369.8 million for the year ended December 31, 2007, primarily due to a decrease in the average cost to 4.21% for the year ended December 31, 2008, from 4.73% for the year ended December 31, 2007, partially offset by an increase of $368.3 million in the average balance.  The decrease in the average cost of certificates of deposit reflects the impact of the decrease in interest rates over the past year as certificates of deposit at higher rates matured and were replaced at lower interest rates.  During the year ended December 31, 2008, $8.60 billion of certificates of deposit, with a weighted average rate of 4.38% matured and $9.26 billion of certificates of deposit were issued or repriced, with a weighted average rate of 3.49%.  The increase in the average balance of certificates of deposit was primarily a result of the success of our marketing efforts and competitive pricing strategies.

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

Provision for Loan Losses

During 2008, the continued deterioration of the housing and real estate markets, and increasing weakness in the overall economy, contributed to an increase in our delinquencies, non-performing loans and net loan charge-offs.  As a geographically diversified residential lender, we have been affected by negative consequences arising from the ongoing economic recession and, in particular, a sharp downturn in the housing industry nationally, as well as economic and housing industry weaknesses in the New York metropolitan area specifically.  We are particularly vulnerable to a job loss recession.  Based on our evaluation of the issues regarding the continued deterioration of the housing and real estate markets and the overall economy, coupled with the increase in and composition of our delinquencies, non-performing loans, net loan charge-offs and overall loan portfolio, we determined that a significant increase in the allowance for loan losses and related provision was warranted during the year ended December 31, 2008.

The allowance for loan losses was $119.0 million at December 31, 2008 and $78.9 million at December 31, 2007.  The provision for loan losses totaled $69.0 million for the year ended December 31, 2008 and $2.5 million for the year ended December 31, 2007.  The increase in the allowance for loan losses and related provision for the year ended December 31, 2008, compared to the year ended December 31, 2007, reflects the continued higher levels of non-performing loans and net loan charge-offs experienced since the second half of 2007, coupled with the significant rise in unemployment during the 2008 fourth quarter.  The allowance for loan losses as a percentage of total loans was 0.71% at December 31, 2008 and 0.49% at December 31, 2007.  The allowance for loan losses as a percentage of non-performing loans decreased to 49.88% at December 31, 2008, from 115.97% at December 31, 2007, primarily due to an increase in non-performing loans.  The increases in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages we apply to our non-performing loans are higher than the allowance coverage percentages applied to our performing loans.

As previously discussed, we use ratio analyses as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses.  The adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio.  Our analysis of loss severity on one-to-four family loans during all of 2008 indicated an average loss severity of approximately 25%.  This analysis reviewed one-to-four family REO sales which occurred throughout 2008 and included both full documentation loans and reduced documentation loans in a variety of states with varying years of origination.  A similar analysis of 2008 charge-offs on multi-family and commercial real estate loans indicated an average loss severity of approximately 35%.  We consider our loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses.  However, the uniqueness of each multi-family and commercial real estate loan, particularly those within New York City, many of which are rent stabilized, is also factored into our analyses.  We also obtain updated estimates of collateral value on our non-performing multi-family and commercial real estate loans in excess of $1.0 million.  We believe utilizing the loss experience of the past year is most reflective of the current economic and real estate downturn rather than our long-term historical experience which we used previously.  At December 31, 2007, the reported ratio of the allowance for loan losses to non-performing loans of approximately 116% was well in excess of our average loss severity experience for our mortgage loan portfolios.  At December 31, 2008, the ratio of the allowance for loan losses to non-performing loans was approximately 50%; almost double our average loss severity experience for our mortgage loan portfolios, indicating that our allowance for loan losses would be adequate to cover potential losses.  Additionally, as discussed later, consideration of our accounting for loans delinquent 180 days or more provides further insight when analyzing these ratios.  We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time.

Although the ratio of the allowance for loan losses to non-performing loans continued to decline for the year, several other asset quality metrics continued to move directionally consistent with the increasing trend in our delinquencies reflecting our analyses and views of the increasing risk in the portfolio; namely, the increase in the total allowance for loan losses and the ratio of the allowance for loan losses to total loans.  These increases reflect our growing uncertainty of potential losses in the portfolio throughout 2008 due to the adverse economic trends, and have resulted in an increase in the qualitative component of our allowance for losses over and above our quantitative metrics.

Additionally, when analyzing our asset quality trends, consideration must be given to our accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio.  Included in our non-performing loans are one-to-four family loans which are 180 days or more past due.  Our primary federal banking regulator, the OTS, requires us to update our collateral values on one-to-four family loans which are 180 days past due.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its fair value less estimated selling costs.  Therefore certain losses inherent in our non-performing one-to-four family loans are being recognized at 180 days of delinquency and accordingly are charged off.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  In effect, these loans have been written down to their fair value less estimated selling costs and the inherent loss has been recognized.  Therefore, when reviewing the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs should be considered.  At December 31, 2008, non-performing loans included $87.7 million of one-to-four family loans which were 180 days or more past due which had a related allowance for loan losses totaling $4.5 million.  Excluding one-to-four family loans which were 180 days or more past due at December 31, 2008 and their related allowance, our ratio of the allowance for loan losses to non-performing loans would be approximately 76% which was almost three times our average loss severity experience for our mortgage loan portfolios.  This compares to our reported ratio of the allowance for loan losses to non-performing loans at December 31, 2008 of approximately 50%.

We review our allowance for loan losses on a quarterly basis.  Material factors considered during our quarterly review are our loss experience, the composition and direction of loan delinquencies and the impact of current economic conditions.  Net loan charge-offs totaled $28.9 million, or eighteen basis points of average loans outstanding for the year ended December 31, 2008, compared to $3.5 million, or two basis points of average loans outstanding for the year ended December 31, 2007.  The increase in net loan charge-offs was primarily due to increases in net charge-offs related to one-to-four family and multi-family mortgage loans.  For the year ended December 31, 2008, one-to-four family mortgage loan charge-offs totaled $18.0 million and multi-family and commercial real estate mortgage loan charge-offs totaled $9.4 million.

The composition of our loan portfolio, by property type, has remained relatively consistent over the last several years.  At December 31, 2008, our loan portfolio was comprised of 74% one-to-four family mortgage loans, 18% multi-family mortgage loans, 6% commercial real estate loans and 2% other loan categories.  Our average loan-to-value ratios upon origination have been low overall, have been consistent over the past several years and provide the primary source of protection in the event of default.  At December 31, 2008, the average loan-to-value ratio of our mortgage loan portfolio was less than 63% based on current principal balances and original appraisal values.  However, the markets in which we lend have experienced significant declines in real estate values which we have taken into account in evaluating our allowance for loan losses.  No assurance can be given in any particular case that our loan-to-value ratios will provide adequate protection in the event of borrower default.

Our non-performing loans, which are comprised primarily of mortgage loans, increased $170.5 million to $238.6 million, or 1.43% of total loans, at December 31, 2008, from $68.1 million, or 0.42% of total loans, at December 31, 2007.  This increase, which occurred throughout 2008, was primarily due to increases in non-performing one-to-four family mortgage loans totaling $117.3 million and multi-family mortgage loans totaling $45.3 million.  Despite the increase in non-performing loans at December 31, 2008, our non-performing loans continue to remain at low levels relative to the size of our loan portfolio.

We continue to adhere to prudent underwriting standards.  We underwrite our one-to-four family mortgage loans primarily based upon our evaluation of the borrower’s ability to pay.  We obtain updated estimates of collateral value for non-performing multi-family, commercial real estate and construction loans with balances in excess of $1.0 million or for other classified loans when requested by our Asset Classification Committee, or, in the case of one-to-four family mortgage loans, when such loans are 180 days delinquent and annually thereafter.  We monitor property value trends in our market areas to determine what impact, if any, such trends may have on our loan-to-value ratios and the adequacy of the allowance for loan losses.  Based on our review of property value trends, including updated estimates of collateral value on classified loans and related loan charge-offs, we believe the deterioration in the housing market continues to have a negative impact on the value of our non-performing loan collateral as of December 31, 2008.

During 2008, the continued deterioration in the housing and real estate markets, and increasing weakness in the economy, and, in particular, the unemployment rate, contributed to increases in our delinquencies, non-performing loans and net charge-offs.  These deteriorating market conditions, and related impact on our portfolio, exhibited significant acceleration during the 2008 fourth quarter.  Accordingly, we increased our allowance for loan losses, through increasing provisions for loan losses, each quarter throughout 2008.  The increases in our allowance for loan losses and related provision were directionally consistent with the progressive increases we experienced in 2008 in our delinquencies, non-performing loans and charge-offs.  Although the increases in our non-performing loans resulted in the reduction of our ratio of the allowance for loan losses to non-performing loans, the ratio remained well in excess of our actual loss experience.

During the 2008 fourth quarter, our allowance for loan losses increased $32.7 million to $119.0 million at December 31, 2008, from $86.3 million at September 30, 2008 and we recorded a provision for loan losses totaling $45.0 million.  The significant increase in our allowance for loan losses and related provision for loan losses in the 2008 fourth quarter reflects the significant changes in many of the aforementioned variables, in particular the following.  The first factor contributing to this increase was the significant increase in delinquencies, non-performing loans and charge-offs during the 2008 fourth quarter.  Delinquencies increased $148.0 million to $538.5 million at December 31, 2008 from $390.5 million at September 30, 2008; non-performing loans increased $73.8 million to $238.6 million at December 31, 2008 from $164.8 million at September 30, 2008; and charge-offs increased $4.1 million to $12.9 million for the 2008 fourth quarter compared to $8.8 million for the 2008 third quarter.  The second factor we considered which contributed to the increase in our allowance for loan losses was the significant increase in the unemployment rate and job losses during the 2008 fourth quarter.  During the 2008 fourth quarter, the unemployment rate ranged from 6.50% to 7.20% and job losses for the quarter totaled 1.6 million, at the time of our analysis, which was more than triple the job losses experienced in the third quarter.  This significant increase in job losses corresponds to the increase in our non-performing loans at December 31, 2008 compared to September 30, 2008 and increases the inherent risk in our loan portfolio which we considered in determining our allowance for loan losses.  The third factor contributing to the increase in our allowance for loan losses was our updated analysis of our loan loss experience.  During 2008 we began experiencing more significant increases in delinquencies, non-performing loans and charge-offs, primarily as a result of the decline in the housing and real estate markets, as well as the ongoing economic recession.  Our analyses of these trends indicated significant differences in the performance of various segments of our loan portfolio, particularly our full documentation versus our reduced documentation loans.  During the 2008 fourth quarter, as a result of our assessments of our analyses, we further segmented our one-to-four family loan portfolio by (1) interest-only and amortizing; (2) full documentation and reduced documentation; and (3) year of origination and modified certain allowance coverage percentages.

Each of the above factors were either not present prior to the 2008 fourth quarter or were not of the same magnitude of change which we experienced in the 2008 fourth quarter.  We believe that our allowance for loan losses and related provision for loan losses are reflective of and consistent with the overall market trends as well as the performance of our portfolio and the significant increase in our allowance for loan losses and related provision during the fourth quarter reflects the unforeseen and significant increases in job losses, the unemployment rate and loan delinquencies during that quarter.  There are no material assumptions relied on by management which may not be apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, delinquencies, charge-off experience and non-accrual and non-performing loans.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2008 and December 31, 2007.

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

Mortgage banking loss/income, net, decreased $1.8 million to a net loss of $413,000 for the year ended December 31, 2008, compared to net income of $1.3 million for the year ended December 31, 2007.  This decrease was primarily due to the provision recorded in the valuation allowance for the impairment of MSR of $2.4 million for the year ended December 31, 2008, compared to $951,000 for the year ended December 31, 2007.  The increase in the provision for the year ended December 31, 2008, compared to the year ended December 31, 2007, reflects the lack of market demand for MSR due to the turmoil in the credit market which has negatively impacted the pricing of loan servicing, coupled with an increase in the projected loan prepayment speeds at December 31, 2008.

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

Income Tax Expense

For the year ended December 31, 2008, income tax expense totaled $29.0 million, representing an effective tax rate of 27.8%, compared to $50.7 million, representing an effective tax rate of 28.9%, for the year ended December 31, 2007.  The decrease in the effective tax rate for the year ended December 31, 2008 was primarily the result of a decrease in pre-tax book income without any significant change in the amount of permanent differences, such as tax exempt income, coupled with a decrease in net unrecognized tax benefits and related accrued interest resulting from the release of accruals for previous tax positions that statutorily expired during the 2008 third quarter.  For additional information regarding net unrecognized tax benefits, see Note 12 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Asset Quality

As previously discussed, the composition of our loan portfolio, by property type, has remained relatively consistent over the last several years.  At December 31, 2009, our loan portfolio was comprised of 76% one-to-four family mortgage loans, 16% multi-family mortgage loans, 6% commercial real estate loans and 2% other loan categories.  This compares to 74% one-to-four family mortgage loans, 18% multi-family mortgage loans, 6% commercial real estate loans and 2% other loan categories at December 31, 2008.  At December 31, 2009, full documentation loans comprise 83% of our one-to-four family mortgage loan portfolio, compared to 80% at December 31, 2008.  At December 31, 2009, full documentation loans comprise 87% of our total mortgage loan portfolio, compared to 85% at December 31, 2008.

The following table provides further details on the composition of our one-to-four family and multi-family and commercial real estate mortgage loan portfolios in dollar amounts and in percentages of the portfolio at the dates indicated.

	At December 31,
	2009		2008
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
One-to-four family:
Full documentation interest-only (1)	$4,688,796	39.42%	$5,501,989	44.55%
Full documentation amortizing	5,152,021	43.31	4,389,618	35.54
Reduced documentation interest-only (1)(2)	1,576,378	13.25	1,911,160	15.48
Reduced documentation amortizing (2)	478,167	4.02	546,850	4.43
Total one-to-four family	$11,895,362	100.00%	$12,349,617	100.00%
Multi-family and commercial real estate:
Full documentation amortizing	$2,861,607	83.53%	$3,146,103	81.66%
Full documentation interest-only	564,255	16.47	706,687	18.34
Total multi-family and commercial real estate	$3,425,862	100.00%	$3,852,790	100.00%

(1)
Includes interest-only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaling $3.50 billion at December 31, 2009 and $4.41 billion at December 31, 2008.

(2)
Includes SISA loans totaling $310.7 million at December 31, 2009 and $359.2 million at December 31, 2008 and Super Streamline loans totaling $28.4 million at December 31, 2009 and $36.9 million at December 31, 2008.

We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.  Additionally, we do not originate one-year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans which have passed their initial fixed rate period.  Prior to 2006 we would underwrite our one-to-four family interest-only hybrid ARM loans using the initial note rate, which may have been a discounted rate.  In 2006, we began underwriting our one-to-four family interest-only hybrid ARM loans based on a fully amortizing loan (in effect, underwriting interest-only hybrid ARM loans as if they were amortizing hybrid ARM loans).  In 2007, we began underwriting our one-to-four family interest-only hybrid ARM loans at the higher of the fully indexed rate or the initial note rate.  In 2009, we began underwriting our one-to-four family interest-only and amortizing hybrid ARM loans at the higher of the fully indexed rate, the initial note rate or 6.00%.  Our reduced documentation loans are comprised primarily of SIFA loans.  To a lesser extent, reduced documentation loans in our portfolio also include SISA loans and Super Streamline loans.  During the fourth quarter of 2007, we stopped offering reduced documentation loans.

The market does not apply a uniform definition of what constitutes “subprime” lending.  Our reference to subprime lending relies upon the Statement which further references the “Expanded Guidance for Subprime Lending Programs,” or the Expanded Guidance, issued by the Agencies by press release dated January 31, 2001.  In the Expanded Guidance, the Agencies indicated that subprime lending does not refer to individual subprime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards.  The Agencies recognize that many prime loan portfolios will contain such accounts.  The Agencies also excluded prime loans that develop credit problems after acquisition and community development loans from the subprime arena.  According to the Expanded Guidance, subprime loans are other loans to borrowers which display one or more characteristics of reduced payment capacity.  Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all subprime borrowers and may not match all markets or institutions’ specific subprime definitions, are set forth, including having a credit (FICO) score of 660 or below.  However, we do not associate a particular FICO score with our definition of subprime loans.  Consistent with the guidance provided by federal bank regulatory agencies, we consider subprime loans to be loans to borrowers with a credit history containing one or more of the following at the time of origination: (1) bankruptcy within the last four years; (2) foreclosure within the last two years; or (3) two

30 day mortgage delinquencies in the last twelve months.  In addition, subprime loans generally display the risk layering of the following features: high debt-to-income ratio (50/50); low or no cash reserves; current loan-to-value ratios over 90%; 2/28, 3/27 or negative amortization loan products; or reduced or no documentation loans.  Our underwriting standards would generally preclude us from originating loans to borrowers with a credit history containing a bankruptcy within the last four years, a foreclosure within the last two years or two 30 day mortgage delinquencies in the last twelve months.  Based upon the definition and exclusions described above, we are a prime lender.  Within our portfolio of one-to-four family mortgage loans, we have loans to borrowers who had FICO scores of 660 or below at the time of origination. However, as a portfolio lender we underwrite our loans considering all credit criteria, as well as collateral value, and do not base our underwriting decisions solely on FICO scores.  Based on our underwriting criteria, particularly the average loan-to-value ratios at origination, we consider our loans to borrowers with FICO scores of 660 or below at origination to be prime loans.

Although FICO scores are considered as part of our underwriting process, they have not always been recorded on our mortgage loan system and are not available for all of the one-to-four family mortgage loans on our mortgage loan system.  However, substantially all of our one-to-four family mortgage loans originated since March 2005 have credit scores available on our mortgage loan system.  At December 31, 2009, one-to-four family mortgage loans which had FICO scores available on our mortgage loan system totaled $10.17 billion, or 85% of our total one-to-four family mortgage loan portfolio, of which $542.3 million, or 5%, had FICO scores of 660 or below at the date of origination.  At December 31, 2008, one-to-four family mortgage loans which had FICO scores available on our mortgage loan system totaled $10.15 billion, or 82% of our total one-to-four family mortgage loan portfolio, of which $621.3 million, or 6%, had FICO scores of 660 or below at the date of origination. We do not have FICO scores recorded on our mortgage loan system for 15% of our one-to-four family mortgage loans at December 31, 2009 and 18% of our one-to-four family mortgage loans at December 31, 2008.  Consistent with our one-to-four family mortgage loan portfolio composition, substantially all of our loans to borrowers with known FICO scores of 660 or below are hybrid ARM loans.  Of these loans, 75% are interest-only and 25% are amortizing at December 31, 2009 and December 31, 2008.  In addition, at December 31, 2009, 67% of our loans to borrowers with known FICO scores of 660 or below were full documentation loans and 33% were reduced documentation loans and at December 31, 2008, 66% of our loans to borrowers with known FICO scores of 660 or below were full documentation loans and 34% were reduced documentation loans.  We believe the aforementioned loans, when originated, were amply collateralized and otherwise conformed to our prime lending standards and do not present a greater risk of loss or other asset quality risk relative to comparable loans in our portfolio to other borrowers with higher credit scores.  Of our one-to-four family mortgage loans without a FICO score available on our mortgage loan system at December 31, 2009, 64% are amortizing hybrid ARM loans, 27% are interest-only hybrid ARM loans and 9% are amortizing fixed rate loans, and at December 31, 2008, 63% are amortizing hybrid ARM loans, 28% are interest-only hybrid ARM loans and 9% are amortizing fixed rate loans.

Non-Performing Assets

The following table sets forth information regarding non-performing assets.

	At December 31,
(Dollars in Thousands)	2009	2008	2007	2006	2005
Non-accrual delinquent mortgage loans	$403,148	$236,366	$66,126	$40,805	$36,209
Non-accrual delinquent consumer and other loans	4,824	2,221	1,476	818	500
Mortgage loans delinquent 90 days or more and
still accruing interest (1)	600	33	474	488	176
Total non-performing loans (2)	408,572	238,620	68,076	42,111	36,885
REO, net (3)	46,220	25,481	9,115	627	1,066
Total non-performing assets	$454,792	$264,101	$77,191	$42,738	$37,951
Non-performing loans to total loans	2.59%	1.43%	0.42%	0.28%	0.26%
Non-performing loans to total assets	2.02	1.09	0.31	0.20	0.16
Non-performing assets to total assets	2.25	1.20	0.36	0.20	0.17

(1)	Mortgage loans delinquent 90 days or more and still accruing interest consist primarily of loans delinquent 90 days or more as to their maturity date but not their interest due.
(2)
Non-performing loans exclude loans which have been restructured and are accruing and performing in accordance with the restructured terms for a satisfactory period of time.  Restructured accruing loans totaled $26.0 million, $1.1 million, $1.2 million, $1.5 million and $1.6 million at December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(3)
REO, substantially all of which are one-to-four family properties, is net of allowance for losses totaling $816,000 at December 31, 2009, $2.0 million at December 31, 2008 and $493,000 at December 31, 2007.  There was no allowance for losses at December 31, 2006 and 2005.

Total non-performing assets increased $190.7 million to $454.8 million at December 31, 2009, from $264.1 million at December 31, 2008.  This increase was due to an increase in non-performing loans, coupled with an increase of $20.7 million in REO, net.  Non-performing loans, the most significant component of non-performing assets, increased $170.0 million to $408.6 million at December 31, 2009, from $238.6 million at December 31, 2008.  The increase in non-performing loans was primarily due to an increase of $152.5 million in non-performing one-to-four family mortgage loans, coupled with an increase of $14.8 million in non-performing multi-family, commercial real estate and construction loans.  The continued weakness in the housing and real estate markets, as well as the overall economy, particularly the continued high unemployment rate, continued to contribute to an increase in our non-performing loans.  The increase in non-performing one-to-four family mortgage loans reflects a greater concentration in non-performing reduced documentation loans.  Reduced documentation loans represent only 17% of the one-to-four family mortgage loan portfolio, yet represent 55% of non-performing one-to-four family mortgage loans at December 31, 2009.  The ratio of non-performing loans to total loans increased to 2.59% at December 31, 2009, from 1.43% at December 31, 2008.  The ratio of non-performing assets to total assets increased to 2.25% at December 31, 2009, from 1.20% at December 31, 2008.  The allowance for loan losses as a percentage of total non-performing loans was 47.49% at December 31, 2009 and 49.88% at December 31, 2008.  The allowance for loan losses as a percentage of total loans increased to 1.23% at December 31, 2009, from 0.71% at December 31, 2008.

As previously discussed, we proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  During the year ended December 31, 2009, we sold $51.5 million, net of $34.2 million in net charge-offs and $1.2 million in net lower of cost or market write-downs, of delinquent and non-performing mortgage loans, primarily multi-family, commercial real estate and construction loans.  In addition, at December 31, 2009, included in loans held-for-sale, net, are $6.9 million, net of $6.8 million in net charge-offs and a $1.1 million lower of cost or market valuation allowance, of non-performing multi-family and commercial real estate loans held-for-sale.  Such loans are excluded from non-performing loans, non-performing assets and related ratios.  There were no non-performing loans held-for-sale at December 31, 2008.  Assuming we did not sell or reclassify to held-for-sale any non-performing loans during 2009, at December 31, 2009 our non-performing loans and non-

performing assets would have been $101.7 million higher and our allowance for loan losses would have been $40.9 million higher.  Additionally, the ratio of non-performing loans to total loans would have been 64 basis points higher, the ratio of non-performing assets to total assets would have been 50 basis points higher and the ratio of the allowance for loan losses to non-performing loans would have been 144 basis points lower.

The following table provides further details on the composition of our non-performing one-to-four family and multi-family and commercial real estate mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At December 31,
	2009		2008
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Non-performing one-to-four family:
Full documentation interest-only	$106,441	32.25%	$50,636	28.52%
Full documentation amortizing	40,875	12.38	18,565	10.46
Reduced documentation interest-only	158,164	47.92	92,863	52.30
Reduced documentation amortizing	24,602	7.45	15,478	8.72
Total non-performing one-to-four family	$330,082	100.00%	$177,542	100.00%
Non-performing multi-family and
commercial real estate:
Full documentation amortizing	$42,637	62.51%	$43,097	84.35%
Full documentation interest-only	25,571	37.49	7,995	15.65
Total non-performing multi-family and
commercial real estate	$68,208	100.00%	$51,092	100.00%

The following table provides details on the geographic composition of both our total and non-performing one-to-four family mortgage loans as of December 31, 2009.

	One-to-Four Family Mortgage Loans
	At December 31, 2009
					Non-Performing
				Percent of	Loans
			Total	Total	as Percent
		Percent of	Non-Performing	Non-Performing	of
(Dollars in Millions)	Total Loans	Total Loans	Loans	Loans	State Totals
State:
New York	$3,079.6	25.8%	$41.4	12.5%	1.34%
Illinois	1,435.7	12.1	41.5	12.6	2.89
Connecticut	1,200.4	10.1	28.6	8.7	2.38
California	1,077.7	9.1	52.2	15.8	4.84
New Jersey	921.9	7.8	41.6	12.6	4.51
Massachusetts	833.3	7.0	16.7	5.1	2.00
Virginia	785.2	6.6	16.2	4.9	2.06
Maryland	761.3	6.4	38.1	11.5	5.00
Washington	354.7	3.0	2.9	0.9	0.82
Florida	267.7	2.3	26.1	7.9	9.75
All other states (1)	1,177.9	9.8	24.8	7.5	2.11
Total	$11,895.4	100.0%	$330.1	100.0%	2.78%

(1)	Includes 29 states and Washington, D.C.

At December 31, 2009, the geographic composition of our multi-family and commercial real estate mortgage loan portfolio was 94% in the New York metropolitan area, 3% in Florida and 3% in various other states and the geographic composition of non-performing multi-family and commercial real estate mortgage loans was 65% in the New York metropolitan area, 29% in Florida, 5% in Illinois and 1% in Massachusetts.

If all non-accrual loans at December 31, 2009, 2008 and 2007 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $25.5 million for the year ended December 31, 2009, $15.7 million for the year ended December 31, 2008 and $6.7 million for the year ended December 31, 2007.  This compares to actual payments recorded as interest income, with respect to such loans, of $9.8 million for the year ended December 31, 2009, $7.1 million for the year ended December 31, 2008 and $4.0 million for the year ended December 31, 2007.

Loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $57.2 million at December 31, 2009 and $6.9 million at December 31, 2008.  Excluded from non-performing loans are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to performing status.  Restructured accruing loans totaled $26.0 million at December 31, 2009 and $1.1 million at December 31, 2008.

In addition to non-performing loans, we had $145.9 million of potential problem loans at December 31, 2009, compared to $84.2 million at December 31, 2008.  Such loans include loans which are 60-89 days delinquent as shown in the following table and certain other internally classified loans.

Delinquent Loans

The following table shows a comparison of delinquent loans at December 31, 2009, 2008 and 2007.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days		60-89 Days		90 Days or More
	Number		Number		Number
	of		of		of
(Dollars in Thousands)	Loans	Amount	Loans	Amount	Loans	Amount
At December 31, 2009:
Mortgage loans:
One-to-four family	431	$146,918	182	$62,522	936	$330,082
Multi-family	64	48,137	18	12,392	53	59,526
Commercial real estate	8	13,512	-	-	4	8,682
Construction	-	-	-	-	2	5,458
Consumer and other loans	136	4,327	39	1,400	61	4,824
Total delinquent loans	639	$212,894	239	$76,314	1,056	$408,572
Delinquent loans to total loans		1.35%		0.48%		2.59%

At December 31, 2008:
Mortgage loans:
One-to-four family	465	$145,989	135	$50,749	489	$177,542
Multi-family	64	63,015	16	13,125	50	50,392
Commercial real estate	11	16,612	4	5,123	1	700
Construction	1	1,133	-	-	5	7,765
Consumer and other loans	119	3,085	45	1,065	43	2,221
Total delinquent loans	660	$229,834	200	$70,062	588	$238,620
Delinquent loans to total loans		1.38%		0.42%		1.43%

At December 31, 2007:
Mortgage loans:
One-to-four family	327	$111,757	96	$29,275	204	$60,261
Multi-family	34	25,701	9	9,133	11	5,067
Commercial real estate	5	1,992	-	-	-	-
Construction	2	2,839	-	-	2	1,272
Consumer and other loans	96	2,136	30	673	41	1,476
Total delinquent loans	464	$144,425	135	$39,081	258	$68,076
Delinquent loans to total loans		0.89%		0.24%		0.42%

Allowance for Losses

The following table sets forth changes in our allowances for losses on loans and REO for the periods indicated.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2009	2008	2007	2006	2005
Allowance for losses on loans:
Balance at beginning of year	$119,029	$78,946	$79,942	$81,159	$82,758
Provision charged to operations	200,000	69,000	2,500	-	-
Charge-offs:
One-to-four family	(83,713)	(17,973)	(1,407)	(89)	(749)
Multi-family	(34,363)	(9,249)	(73)	(967)	-
Commercial real estate	(2,666)	(190)	(243)	(197)	(650)
Construction	(10,361)	(1,484)	(1,454)	-	-
Consumer and other loans	(2,096)	(1,258)	(752)	(312)	(706)
Total charge-offs	(133,199)	(30,154)	(3,929)	(1,565)	(2,105)
Recoveries:
One-to-four family	6,956	911	72	30	140
Multi-family	1,036	9	-	-	34
Commercial real estate	81	-	197	-	-
Construction	16	113	-	-	-
Consumer and other loans	130	204	164	318	332
Total recoveries	8,219	1,237	433	348	506
Net charge-offs	(124,980)	(28,917)	(3,496)	(1,217)	(1,599)
Balance at end of year	$194,049	$119,029	$78,946	$79,942	$81,159

Net charge-offs to average loans outstanding	0.77%	0.18%	0.02%	0.01%	0.01%
Allowance for loan losses to total loans	1.23	0.71	0.49	0.53	0.56
Allowance for loan losses to non-performing loans	47.49	49.88	115.97	189.84	220.03

Allowance for losses on REO:
Balance at beginning of year	$2,028	$493	$-	$-	$-
Provision charged to operations	1,297	2,695	493	121	56
Charge-offs	(4,943)	(1,583)	-	(121)	(56)
Recoveries	2,434	423	-	-	-
Balance at end of year	$816	$2,028	$493	$-	$-

The following table sets forth our allocation of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated.

	At December 31,
	2009		2008		2007
		% of Loans		% of Loans		% of Loans
		to		to		to
(Dollars in Thousands)	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
One-to-four family	$113,288	75.88%	$71,082	74.42%	$41,400	72.51%
Multi-family	58,817	16.33	29,124	17.55	17,550	18.36
Commercial real estate	10,638	5.53	9,412	5.67	10,325	6.43
Construction	4,328	0.15	2,507	0.34	2,212	0.48
Consumer and other loans	6,978	2.11	6,904	2.02	7,459	2.22
Total allowance for loan losses	$194,049	100.00%	$119,029	100.00%	$78,946	100.00%

	At December 31,
	2006		2005
		% of Loans		% of Loans
		to		to
(Dollars in Thousands)	Amount	Total Loans	Amount	Total Loans
One-to-four family	$35,242	68.67%	$34,051	68.24%
Multi-family	19,413	20.09	19,818	19.77
Commercial real estate	11,768	7.40	11,437	7.52
Construction	2,119	0.94	2,071	0.96
Consumer and other loans	11,400	2.90	13,782	3.51
Total allowance for loan losses	$79,942	100.00%	$81,159	100.00%

The increase in the allowance for loan losses allocated to one-to-four family mortgage loans at December 31, 2009, compared to December 31, 2008, reflects the increase in and composition of our loan delinquencies, non-performing loans and net loan charge-offs, as well as our evaluation of the continued weakness in the housing and real estate markets and overall economy, in particular the continued high unemployment rate during 2009.  The increase in the allowance for loan losses allocated to multi-family loans at December 31, 2009, compared to December 31, 2008 was primarily attributable to an increase in non-performing and adversely classified multi-family loans, coupled with increases in our charge-off and loss severity experience during 2009 and a significant increase in 30 day delinquencies during the 2009 fourth quarter.  The increase in the allowance for loan losses allocated to commercial real estate loans at December 31, 2009, compared to December 31, 2008, primarily reflects the increase in non-performing and adversely classified commercial real estate loans.  The increase in the allowance for loan losses allocated to construction loans at December 31, 2009, compared to December 31, 2008, is primarily related to the increase in adversely classified construction loans, coupled with an increase in our charge-off experience.  The portion of the allowance for loan losses allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance is available for losses applicable to the entire loan portfolio.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2009, 2008, 2007, 2006 and 2005.

Impact of Recent Accounting Standards and Interpretations

Effective July 1, 2009, we adopted the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM, or the FASB ASC, which is now the source of authoritative, nongovernmental GAAP.  While the FASB ASC did not change GAAP, all existing authoritative accounting literature, with certain exceptions, was superseded and codified into the FASB ASC.  As such, the references to authoritative accounting literature contained in our disclosures have been modified.

In January 2010, the FASB issued Accounting Standards Update, or ASU, 2010-06, “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements,” which amends Subtopic 820-10 of the FASB ASC to require new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements and the roll forward of activity in Level 3 fair value measurements.  ASU 2010-06 also clarifies existing disclosure requirements regarding the level of disaggregation of each class of assets and liabilities within a line item in the statement of financial condition and clarifies that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 fair value measurements.  The update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures about the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  Since the provisions of ASU 2010-06 are disclosure related, our adoption of this guidance will not have an impact on our financial condition or results of operations.

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets,” which amends the FASB ASC as a result of Statement of Financial Accounting Standards, or SFAS, No. 166, “Accounting for Transfers of Financial Assets,” issued by the FASB in June 2009.  This new accounting guidance eliminates the concept of a qualifying special-purpose entity; changes the requirements for derecognizing financial assets; and requires additional disclosures.  This guidance enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  This guidance is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009.  This guidance is not expected to have a material impact on our financial condition or results of operations.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amends the FASB ASC as a result of SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the FASB in June 2009.  This new accounting guidance was issued to improve financial reporting by companies involved with variable interest entities.  This guidance amends existing guidance for determining whether an entity is a variable interest entity and amends the criteria for identification of the primary beneficiary of a variable interest entity by requiring a qualitative analysis rather than a quantitative analysis; and requires continuous reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This guidance is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009.  This guidance is not expected to have a material impact on our financial condition or results of operations.

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

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods.  The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment activity.  The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities.  Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the underlying collateral is located, seasonal factors, demographic variables and the assumability of the underlying mortgages.

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

The Gap Table includes $2.93 billion of callable borrowings classified according to their maturity dates in the more than one year to three years and the more than five years categories, which are callable within one year and at various times thereafter.  In addition, the Gap Table includes callable securities with an amortized cost of $251.0 million classified according to their maturity dates, in the more than one year to three years and more than three years to five years categories, which are callable within one year and at various times thereafter.  The classifications of callable borrowings and securities according to their maturity dates are based on our experience with, and expectations of, these types of instruments and the current interest rate environment.

As indicated in the Gap Table, our one-year cumulative gap at December 31, 2009 was negative 6.77% compared to negative 19.06% at December 31, 2008.  The change in the one-year cumulative gap is primarily due to an increase in projected mortgage loan and securities repayments and/or repricing at December 31, 2009, compared to December 31, 2008, primarily due to increased refinance activity and a higher balance of one year ARM loans, coupled with a decrease in projected certificates of deposit, Liquid CDs and borrowings maturing and/or repricing at December 31, 2009, compared to December 31, 2008.

	At December 31, 2009
		More than	More than
		One Year	Three Years
	One Year	to	to	More than
(Dollars in Thousands)	or Less	Three Years	Five Years	Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$5,497,849	$5,151,422	$3,777,244	$548,421	$14,974,936
Consumer and other loans (1)	318,677	6,807	5	118	325,607
Repurchase agreements	40,030	-	-	-	40,030
Securities available-for-sale	269,556	286,216	173,530	109,874	839,176
Securities held-to-maturity	820,989	981,860	416,714	98,034	2,317,597
FHLB-NY stock	-	-	-	178,929	178,929
Total interest-earning assets	6,947,101	6,426,305	4,367,493	935,376	18,676,275
Net unamortized purchase premiums
and deferred costs (2)	39,856	35,235	25,925	3,721	104,737
Net interest-earning assets (3)	6,986,957	6,461,540	4,393,418	939,097	18,781,012
Interest-bearing liabilities:
Savings	260,270	433,902	433,902	913,627	2,041,701
Money market	144,070	90,678	90,678	1,416	326,842
NOW and demand deposit	118,099	236,210	236,210	1,056,114	1,646,633
Liquid CDs	711,509	-	-	-	711,509
Certificates of deposit	5,583,518	2,055,323	446,712	-	8,085,553
Borrowings, net	1,539,628	2,259,340	-	2,078,866	5,877,834
Total interest-bearing liabilities	8,357,094	5,075,453	1,207,502	4,050,023	18,690,072
Interest sensitivity gap	(1,370,137)	1,386,087	3,185,916	(3,110,926)	$90,940
Cumulative interest sensitivity gap	$(1,370,137)	$15,950	$3,201,866	$90,940

Cumulative interest sensitivity
gap as a percentage of total assets	(6.77)%	0.08%	15.81%	0.45%
Cumulative net interest-earning
assets as a percentage of
interest-bearing liabilities	83.61%	100.12%	121.87%	100.49%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.
(2)	Net unamortized purchase premiums and deferred costs are prorated.
(3)	Includes securities available-for-sale at amortized cost.

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning January 1, 2010 would increase by approximately 1.16% from the base projection.  At December 31, 2008, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2009 would have decreased by approximately 4.37% from the base projection.  The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indexes are below 2.00%.  However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning January 1, 2010 would decrease by approximately 2.53% from the base projection.  At December 31, 2008, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2009 would have increased by approximately 1.77% from the base projection.

Various shortcomings are inherent in both the Gap Table and NII sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, although our NII sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from BOLI and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning January 1, 2010 would increase by approximately $4.7 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning January 1, 2010 would decrease by approximately $3.4 million with respect to these items alone.

For information regarding our credit risk, see “Asset Quality,” in Item 7, “MD&A.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For our Consolidated Financial Statements, see the index on page 97.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

George L. Engelke, Jr., our Chairman and Chief Executive Officer, and Frank E. Fusco, our Executive Vice President, Treasurer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2009.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See page 98 for our Management Report on Internal Control Over Financial Reporting and page 99 for the related Report of Independent Registered Public Accounting Firm.

The Sarbanes-Oxley Act Section 302 Certifications regarding the quality of our public disclosures have been filed with the SEC as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers who are not directors of Astoria Financial Corporation is presented in the tables under the headings “Board Nominees, Directors and Executive Officers,” “Committees and Meetings of the Board” and “Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 19, 2010, which will be filed with the SEC within 120 days from December 31, 2009, and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of our Board of Directors, including information regarding an audit committee financial expert serving on the audit committee, is presented under the heading “Committees and Meetings of the Board” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 19, 2010, which will be filed with the SEC within 120 days from December 31, 2009, and is incorporated herein by reference.

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

During the year ended December 31, 2009, there were no material changes to procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive (and director) compensation is included under the headings “Transactions with Certain Related Parties,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Option Exercises and Stock Vested Table,” “Pension Benefits Table,” “Potential Payments upon Termination or Change in Control,” “Director Compensation,” including related narratives, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 19, 2010 which will be filed with the SEC within 120 days from December 31, 2009, and is incorporated herein by reference.

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

Information relating to security ownership of certain beneficial owners and management is included under the headings “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Securities Authorized for Issuance Under Equity Compensation Plans Table,” and related narrative, in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 19, 2010, which will be filed with the SEC within 120 days from December 31, 2009, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is included under the headings “Transactions with Certain Related Persons,” “Compensation Committee Interlocks and Insider Participation” and “Director Independence” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 19, 2010, which will be filed with the SEC within 120 days from December 31, 2009, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services and the pre-approval of such services and fees is included under the headings “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees,” and in the related narrative, in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 19, 2010, which will be filed with the SEC within 120 days from December 31, 2009, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

See Index to Consolidated Financial Statements on page 97.

2.	Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, “Financial Statements and Supplementary Data.”

(b)	Exhibits

See Index of Exhibits on page 145.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

/s/	George L. Engelke, Jr.	Date:	February 26, 2010
George L. Engelke, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	NAME	DATE

/s/	George L. Engelke, Jr.	February 26, 2010
George L. Engelke, Jr.
Chairman and Chief Executive Officer

/s/	Monte N. Redman	February 26, 2010
Monte N. Redman
President and Chief Operating Officer

/s/	Frank E. Fusco	February 26, 2010
Frank E. Fusco
Executive Vice President, Treasurer and
Chief Financial Officer

/s/	Gerard C. Keegan	February 26, 2010
Gerard C. Keegan
Vice Chairman, Chief Administrative
Officer and Director

/s/	John J. Conefry, Jr.	February 26, 2010
John J. Conefry, Jr.
Vice Chairman and Director

/s/	John R. Chrin	February 26, 2010
John R. Chrin
Director

/s/	Denis J. Connors	February 26, 2010
Denis J. Connors
Director

/s/	Peter C. Haeffner, Jr.	February 26, 2010
Peter C. Haeffner, Jr.
Director

/s/	Brian M. Leeney	February 26, 2010
Brian M. Leeney
Director

/s/	Ralph F. Palleschi	February 26, 2010
Ralph F. Palleschi
Director

/s/	Thomas V. Powderly	February 26, 2010
Thomas V. Powderly
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

Astoria Financial Corporation management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment we believe that, as of December 31, 2009 the company’s internal control over financial reporting is effective based on those criteria.

Astoria Financial Corporation’s independent registered public accounting firm has issued an audit report on the effectiveness of the company’s internal control over financial reporting as of December 31, 2009.  This report appears on page 99.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Astoria Financial Corporation:

We have audited the internal control over financial reporting of Astoria Financial Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/     KPMG LLP
New York, New York
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Astoria Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astoria Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/     KPMG LLP
New York, New York
February 26, 2010

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
(In Thousands, Except Share Data)	2009	2008

ASSETS:
Cash and due from banks	$71,540	$76,233
Repurchase agreements	40,030	24,060
Available-for-sale securities:
Encumbered	798,367	1,017,769
Unencumbered	62,327	372,671
	860,694	1,390,440
Held-to-maturity securities, fair value of $2,367,520 and $2,643,955, respectively:
Encumbered	1,955,163	2,204,289
Unencumbered	362,722	442,573
	2,317,885	2,646,862
Federal Home Loan Bank of New York stock, at cost	178,929	211,900
Loans held-for-sale, net	34,274	5,272
Loans receivable	15,780,722	16,712,444
Allowance for loan losses	(194,049)	(119,029)
Loans receivable, net	15,586,673	16,593,415
Mortgage servicing rights, net	8,850	8,216
Accrued interest receivable	66,121	79,589
Premises and equipment, net	136,195	139,828
Goodwill	185,151	185,151
Bank owned life insurance	401,735	401,280
Real estate owned, net	46,220	25,481
Other assets	317,882	194,384
Total assets	$20,252,179	$21,982,111

LIABILITIES:
Deposits	$12,812,238	$13,479,924
Reverse repurchase agreements	2,500,000	2,850,000
Federal Home Loan Bank of New York advances	3,000,000	3,738,000
Other borrowings, net	377,834	377,274
Mortgage escrow funds	114,036	133,656
Accrued expenses and other liabilities	239,457	221,488
Total liabilities	19,043,565	20,800,342

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value (5,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock, $.01 par value (200,000,000 shares authorized;
166,494,888 shares issued; and 97,083,607 and 95,881,132
shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	857,662	856,021
Retained earnings	1,829,199	1,864,257
Treasury stock (69,411,281 and 70,613,756 shares, at cost, respectively)	(1,434,362)	(1,459,211)
Accumulated other comprehensive loss	(29,779)	(61,865)
Unallocated common stock held by ESOP (4,304,635 and 5,212,668
shares, respectively)	(15,771)	(19,098)
Total stockholders' equity	1,208,614	1,181,769
Total liabilities and stockholders' equity	$20,252,179	$21,982,111

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In Thousands, Except Share Data)	2009	2008	2007
Interest income:
Mortgage loans:
One-to-four family	$609,724	$637,297	$587,863
Multi-family, commercial real
estate and construction	217,480	234,922	254,536
Consumer and other loans	10,882	17,325	30,178
Mortgage-backed and other securities	149,655	185,160	219,040
Federal funds sold, repurchase agreements and
interest-earning cash accounts	448	1,939	2,071
Federal Home Loan Bank of New York stock	9,352	13,068	11,634
Total interest income	997,541	1,089,711	1,105,322
Interest expense:
Deposits	315,371	393,897	456,039
Borrowings	253,401	300,430	315,755
Total interest expense	568,772	694,327	771,794
Net interest income	428,769	395,384	333,528
Provision for loan losses	200,000	69,000	2,500
Net interest income after provision for loan losses	228,769	326,384	331,028
Non-interest income:
Customer service fees	57,887	62,489	62,961
Other loan fees	3,918	3,985	4,739
Gain on sales of securities	7,426	-	2,208
Other-than-temporary impairment write-down of securities	(5,300)	(77,696)	(20,484)
Mortgage banking income (loss), net	5,567	(413)	1,348
Income from bank owned life insurance	8,950	16,733	17,109
Other	1,353	6,082	7,909
Total non-interest income	79,801	11,180	75,790
Non-interest expense:
General and administrative:
Compensation and benefits	133,318	124,846	124,036
Occupancy, equipment and systems	64,685	66,553	65,754
Federal deposit insurance premiums	24,300	2,213	1,595
Federal deposit insurance special assessment	9,851	-	-
Advertising	5,404	7,116	6,563
Other	32,498	32,532	33,325
Total non-interest expense	270,056	233,260	231,273
Income before income tax expense	38,514	104,304	175,545
Income tax expense	10,830	28,962	50,723
Net income	$27,684	$75,342	$124,822
Basic earnings per common share	$0.30	$0.83	$1.37
Diluted earnings per common share	$0.30	$0.82	$1.35
Basic weighted average common shares	90,593,060	89,580,322	90,490,118
Diluted weighted average common and
common equivalent shares	90,602,189	90,406,527	91,958,723

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

						Accumulated	Unallocated Common
			Additional			Other	Stock
		Common	Paid-in	Retained	Treasury	Comprehensive	Held
(In Thousands, Except Share Data)	Total	Stock	Capital	Earnings	Stock	Loss	by ESOP

Balance at December 31, 2006	$1,215,754	$1,665	$828,940	$1,856,528	$(1,390,495)	$(58,330)	$(22,554)

Adjustment upon adoption of BOLI related
accounting guidance	(509)	-	-	(509)	-	-	-
Comprehensive income:
Net income	124,822	-	-	124,822	-	-	-
Other comprehensive income, net of tax	18,854	-	-	-	-	18,854	-
Comprehensive income	143,676
Common stock repurchased (3,005,000 shares)	(80,055)	-	-	-	(80,055)	-	-
Dividends on common stock ($1.04 per share)	(95,176)	-	-	(95,176)	-	-	-
Exercise of stock options and related tax
benefit (530,424 shares issued)	11,318	-	2,148	(1,685)	10,855	-	-
Forfeitures of restricted stock (8,689 shares)	10	-	258	(78)	(170)	-	-
Stock-based compensation and allocation
of ESOP stock	16,326	-	14,881	-	-	-	1,445
Balance at December 31, 2007	1,211,344	1,665	846,227	1,883,902	(1,459,865)	(39,476)	(21,109)

Comprehensive income:
Net income	75,342	-	-	75,342	-	-	-
Other comprehensive loss, net of tax	(22,389)	-	-	-	-	(22,389)	-
Comprehensive income	52,953
Common stock repurchased (755,000 shares)	(18,090)	-	-	-	(18,090)	-	-
Dividends on common stock ($1.04 per share)	(93,500)	-	311	(93,811)	-	-	-
Exercise of stock options and related tax benefit
(524,618 shares issued)	9,404	-	1,362	(2,795)	10,837	-	-
Restricted stock grants (394,840 shares)	-	-	(9,839)	1,693	8,146	-	-
Tax benefit shortfall on vested restricted stock	(6)	-	(6)	-	-	-	-
Forfeitures of restricted stock (11,888 shares)	17	-	330	(74)	(239)	-	-
Stock-based compensation and allocation
of ESOP stock	19,647	-	17,636	-	-	-	2,011
Balance at December 31, 2008	1,181,769	1,665	856,021	1,864,257	(1,459,211)	(61,865)	(19,098)

Comprehensive income:
Net income	27,684	-	-	27,684	-	-	-
Other comprehensive income, net of tax	32,086	-	-	-	-	32,086	-
Comprehensive income	59,770
Dividends on common stock ($0.52 per share)	(47,432)	-	326	(47,758)	-	-	-
Exercise of stock options and related tax benefit
(51,233 shares issued)	612	-	34	(480)	1,058	-	-
Restricted stock grants (1,174,232 shares)	-	-	(9,629)	(14,636)	24,265	-	-
Tax benefit shortfall on stock-based compensation	(762)	-	(762)	-	-	-	-
Forfeitures of restricted stock (22,990 shares)	17	-	359	132	(474)	-	-
Stock-based compensation and allocation
of ESOP stock	14,640	-	11,313	-	-	-	3,327
Balance at December 31, 2009	$1,208,614	$1,665	$857,662	$1,829,199	$(1,434,362)	$(29,779)	$(15,771)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In Thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$27,684	$75,342	$124,822
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on mortgage loans and mortgage backed securities	29,418	25,239	17,023
Net amortization of deferred costs on consumer and other loans,
other securities and borrowings	2,454	2,845	3,780
Net provision for loan and real estate losses	201,297	71,695	2,993
Depreciation and amortization	11,003	12,907	13,384
Net gain on sales of loans and securities	(14,142)	(1,346)	(3,939)
Other-than-temporary impairment write-down of securities	5,300	77,696	20,484
Lower of cost or market write-down of assets held-for-sale	3,864	-	-
Originations of loans held-for-sale	(412,400)	(136,211)	(205,538)
Proceeds from sales and principal repayments of loans held-for-sale	391,427	137,770	216,126
Stock-based compensation and allocation of ESOP stock	14,657	19,664	16,336
Decrease (increase) in accrued interest receivable	13,468	(457)	(371)
Mortgage servicing rights amortization and valuation allowance adjustments, net	3,920	5,559	4,427
Bank owned life insurance income and insurance proceeds received, net	(455)	(3,000)	(12,837)
(Increase) decrease in other assets	(139,738)	(60,933)	5,897
Increase in accrued expenses and other liabilities	30,519	9,092	5,257
Net cash provided by operating activities	168,276	235,862	207,844
Cash flows from investing activities:
Originations of loans receivable	(2,904,338)	(3,880,451)	(3,830,671)
Loan purchases through third parties	(393,558)	(483,035)	(411,644)
Principal payments on loans receivable	3,938,111	3,691,325	3,011,822
Proceeds from sales of delinquent and non-performing loans	52,505	15,455	10,412
Purchases of securities held-to-maturity	(706,630)	(166,549)	-
Purchases of securities available-for-sale	-	(322,285)	-
Principal payments on securities held-to-maturity	1,036,933	578,673	723,257
Principal payments on securities available-for-sale	357,515	202,818	245,871
Proceeds from sales of securities available-for-sale	211,553	-	2,434
Net redemptions (purchases) of Federal Home Loan Bank of New York stock	32,971	(10,410)	(47,850)
Proceeds from sales of real estate owned, net	49,785	21,334	1,888
Purchases of premises and equipment, net of proceeds from sales	(8,958)	(13,172)	(7,716)
Net cash provided by (used in) investing activities	1,665,889	(366,297)	(302,197)
Cash flows from financing activities:
Net (decrease) increase in deposits	(667,686)	430,486	(174,586)
Net (decrease) increase in borrowings with original terms of three months or less	(723,000)	230,000	18,000
Proceeds from borrowings with original terms greater than three months	235,000	1,650,000	3,200,000
Repayments of borrowings with original terms greater than three months	(600,000)	(2,100,000)	(2,870,000)
Net (decrease) increase in mortgage escrow funds	(19,620)	4,244	(2,668)
Common stock repurchased	-	(18,090)	(80,055)
Cash dividends paid to stockholders	(47,758)	(93,811)	(95,176)
Cash received for options exercised	578	8,042	9,170
Tax benefit (shortfall) excess from share-based payment arrangements, net	(402)	1,667	2,148
Net cash (used in) provided by financing activities	(1,822,888)	112,538	6,833
Net increase (decrease) in cash and cash equivalents	11,277	(17,897)	(87,520)
Cash and cash equivalents at beginning of year	100,293	118,190	205,710
Cash and cash equivalents at end of year	$111,570	$100,293	$118,190

Supplemental disclosures:
Cash paid during the year:
Interest	$568,025	$703,905	$766,769
Income taxes	$60,335	$80,325	$54,607
Additions to real estate owned	$71,821	$40,395	$10,869
Loans transferred to held-for-sale	$60,646	$15,455	$10,412

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

The accompanying consolidated financial statements include the accounts of Astoria Financial Corporation and its wholly-owned subsidiaries: Astoria Federal Savings and Loan Association and its subsidiaries, referred to as Astoria Federal, and AF Insurance Agency, Inc.  AF Insurance Agency, Inc. is a licensed life insurance agency which, through contractual agreements with various third parties, makes insurance products available primarily to the customers of Astoria Federal.  As used in this annual report, “we,” “us” and “our” refer to Astoria Financial Corporation and its consolidated subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

In addition to Astoria Federal and AF Insurance Agency, Inc., we have another subsidiary, Astoria Capital Trust I, which is not consolidated with Astoria Financial Corporation for financial reporting purposes.  See Note 9 for further discussion of Astoria Capital Trust I.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The estimate of our allowance for loan losses, the valuation of mortgage servicing rights, or MSR, and impairment judgments regarding goodwill and securities are particularly critical because they involve a higher degree of complexity and subjectivity and require estimates and assumptions about highly uncertain matters.  Actual results may differ from our estimates and assumptions.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.  In preparing these financial statements, we have evaluated events occurring subsequent to December 31, 2009 through February 26, 2010, the date our financial statements were issued, for potential recognition and disclosure.

Effective July 1, 2009, we adopted the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM, or the FASB ASC, which is now the source of authoritative, nongovernmental GAAP.  While the FASB ASC did not change GAAP, all existing authoritative accounting literature, with certain exceptions, was superseded and codified into the FASB ASC.  As such, the references to authoritative accounting literature contained in our disclosures have been modified.

(b)	Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold and repurchase agreements with original maturities of three months or less.  Astoria Federal is required by the Federal Reserve System to maintain cash reserves equal to a percentage of certain deposits.  The reserve requirement totaled $41.8 million at December 31, 2009 and $15.2 million at December 31, 2008.

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

Securities are classified as held-to-maturity, available-for-sale or trading.  Management determines the appropriate classification of securities at the time of acquisition.  Our available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders' equity.  Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.  Premiums and discounts are recognized as adjustments to interest income using the interest method over the remaining period to contractual maturity, adjusted for prepayments.  Gains and losses on the sale of all securities are determined using the specific identification method and are reflected in earnings when realized.  For the years ended December 31, 2009, 2008 and 2007, we did not maintain a trading portfolio.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.

(e)	Federal Home Loan Bank of New York Stock

As a member of the Federal Home Loan Bank, or FHLB, of New York, or FHLB-NY, we are required to acquire and hold shares of the FHLB-NY Class B stock.  Our holding requirement varies based on our activities, primarily our outstanding borrowings, with the FHLB-NY.  Our investment in FHLB-NY stock is carried at cost.  We conduct a periodic review and evaluation of our FHLB-NY stock to determine if any impairment exists.

(f)	Loans Held-for-Sale

Loans held-for-sale, net, includes fifteen and thirty year conforming fixed rate one-to-four family mortgage loans originated for sale as well as certain non-performing loans.

Generally, we originate fifteen and thirty year conforming fixed rate one-to-four family mortgage loans for sale to various government-sponsored enterprises, or GSEs, or other investors on a servicing released or retained basis.  The sale of such loans is generally arranged through a master commitment on a mandatory delivery or best efforts basis.  Loans held-for-sale are carried at the lower of cost or estimated fair value, as determined on an aggregate basis.  Net unrealized losses, if any, are recognized in a valuation allowance through charges to earnings.  Premiums and discounts and origination fees and costs on loans held-for-sale are deferred and recognized as a component of the gain or loss on sale.  Gains and losses on sales of loans held-for-sale are included in mortgage banking income, net, recognized on settlement dates and are determined by the difference between the sale proceeds and the carrying value of the loans.  These transactions are accounted for as sales based on our satisfaction of the criteria for such accounting which provide that, as transferor, we have surrendered control over the loans.

We have also sold certain delinquent and non-performing loans held in portfolio.  Upon our decision to sell such loans, we reclassify them to held-for-sale at the lower of cost or fair value, less estimated selling costs.  Reductions in carrying values are reflected as a write-down of the recorded investment in the loans resulting in a new cost basis, with credit-related losses charged to the allowance for loan losses.  Such loans are assessed for impairment based on fair value at each reporting date.  Lower of cost or market write-downs, if any, are recognized in a valuation allowance through charges to earnings and are included in other non-interest income along with gains and losses recognized on sales of such loans.  Increases in the fair value of non-performing loans held-for-sale are recognized only up to the amount of the previously recognized valuation allowances.  Our delinquent and non-performing loans are sold without recourse and we do not provide financing.  See Note 4 for further discussion of non-performing loans held-for-sale.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(g)	Loans Receivable and Allowance for Loan Losses

Loans receivable are carried at the unpaid principal balances, net of unamortized premiums and discounts and deferred loan origination costs and fees, which are recognized as yield adjustments using the interest method.  We amortize these amounts over the contractual life of the related loans, adjusted for prepayments.

The allowance for loan losses is established and maintained through a provision for loan losses based on our evaluation of the probable inherent losses in our loan portfolio.  The allowance is increased by the provision for loan losses charged to earnings and is decreased by charge-offs, net of recoveries.  Pursuant to our policy, loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible, or, in the case of one-to-four family mortgage loans, at 180 days past due and annually thereafter, for the portion of the recorded investment in the loan in excess of the estimated fair value of the underlying collateral less estimated selling costs.  We evaluate the adequacy of our allowance on a quarterly basis.  The allowance is comprised of both specific valuation allowances and general valuation allowances.

Specific valuation allowances are established in connection with individual loan reviews and the asset classification process.  Loans we individually classify as impaired include multi-family, commercial real estate and construction mortgage loans with balances of over $1.0 million which have been classified by our Asset Classification Committee as either substandard-3 or doubtful, certain loans modified in a troubled debt restructuring and mortgage loans where a portion of the outstanding principal has been charged-off.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  The primary considerations in establishing specific valuation allowances are the current estimated value of a loan’s underlying collateral and the loan’s payment history.  We update our estimates of collateral value for loans meeting certain criteria.   For one-to-four family mortgage loans, updated estimates of collateral value are obtained through automated valuation models. For multi-family and commercial real estate properties, we estimate collateral value through appraisals or internal cash flow analyses, when current financial information is available, coupled with, in most cases, an inspection of the property.  We also consider various current and anticipated economic conditions in determining our specific valuation allowances.

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

The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2009 and 2008.  Actual results could differ from our estimates as a result of changes in economic or market conditions.  Changes in estimates could result in a material change in the allowance for loan losses.  While we believe that the allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio at this time, future adjustments may be necessary if portfolio performance or economic or market conditions differ substantially from the conditions that existed at the time of the initial determinations.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

From time to time, we agree to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.  Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms generally for a period of six months.  Loans modified in a troubled debt restructuring which have complied with the terms of their restructure agreement for a satisfactory period of time are excluded from non-performing assets.

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

Land is carried at cost.  Buildings and improvements, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization totaling $163.3 million at December 31, 2009 and $154.3 million at December 31, 2008.  Buildings and improvements and furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized using the straight-line method over the shorter of the term of the related leases or the estimated useful lives of the improved property.

Included in premises and equipment, net, is an office building with a net carrying value of $16.7 million at December 31, 2009 and $18.5 million at December 31, 2008, which was classified as held-for-sale prior to September 30, 2009.  The office building, which is currently unoccupied, is located in Lake Success, New York, and formerly housed our lending operations, which were relocated in March 2008 to a facility which we currently lease in Mineola, New York.  During the 2009 second quarter, we recorded a lower of cost or market write-down of $1.6 million to reduce the carrying amount of the building to its estimated fair value less selling costs.  This charge is included in other non-interest income.  Due to economic and real estate market conditions, we were unable to sell the building at a reasonable price within a reasonable period of time.  Therefore, as of September 30, 2009, the office building is no longer classified as held-for-sale. No depreciation expense was recorded while the building was classified as held-for-sale. We resumed depreciation of the building in October 2009 over its remaining useful life based on the carrying value at September 30, 2009 of $16.9 million.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

As of December 31, 2009, the carrying amount of our goodwill totaled $185.2 million.  On September 30, 2009, we performed our annual goodwill impairment test and determined the estimated fair value of our reporting unit to be in excess of its carrying amount.  Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.

(k)	Bank Owned Life Insurance

Bank owned life insurance, or BOLI, is carried at the amount that could be realized under our life insurance contract as of the date of the statement of financial condition and is classified as a non-interest earning asset.  Increases in the carrying value are recorded as non-interest income and insurance proceeds received are recorded as a reduction of the carrying value.  The carrying value consists of cash surrender value of $376.2 million at December 31, 2009 and $375.9 million at December 31, 2008, claims stabilization reserve of $24.4 million at December 31, 2009 and $22.9 million at December 31, 2008 and deferred acquisition costs of $1.1 million at December 31, 2009 and $2.5 million at December 31, 2008.  Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) and the deferred acquisition costs (costs incurred by the insurance carrier for the policy issuance) is guaranteed by the insurance carrier provided that certain conditions are met at the date of a contract surrender.  We satisfied these conditions at December 31, 2009 and 2008.

(l)	Real Estate Owned

Real estate owned, or REO, represents real estate acquired through foreclosure or by deed in lieu of foreclosure and is initially recorded at the lower of cost or fair value, less estimated selling costs.  Write-downs required at the time of acquisition are charged to the allowance for loan losses.  Thereafter, we maintain an allowance for losses, representing decreases in the properties’ estimated fair value, through charges to earnings.  Such charges are included in other non-interest expense along with any additional property maintenance and protection expenses incurred in owning the property.  REO is reported net of an allowance for losses of $816,000 at December 31, 2009 and $2.0 million at December 31, 2008.

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

As part of our interest rate risk management, we may utilize, from time-to-time, derivative instruments which are recorded as either assets or liabilities in the consolidated statements of financial condition at fair value.  Changes in the fair values of derivatives are reported in our results of operations or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.  We may also enter into derivative

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

instruments with no hedging designation.  Changes in the fair values of these derivatives are recognized currently in our results of operations, generally in other non-interest expense.  We do not use derivatives for trading purposes.

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

(p)	Earnings Per Share

In June 2008, the FASB issued additional accounting guidance, which we adopted on January 1, 2009, related to participating securities which clarified the treatment of such securities for earnings per share, or EPS, computation purposes.  The guidance concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are to be included in the computation of EPS pursuant to the two-class method.  Our restricted stock awards are considered participating securities pursuant to this guidance.  Prior period EPS data has been presented in accordance with this guidance.

Basic EPS is computed pursuant to the two-class method by dividing net income less dividends paid on participating securities and any undistributed earnings attributable to participating securities by the weighted-average common shares outstanding during the year.  The weighted-average common shares outstanding includes the weighted-average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted stock and unallocated shares held by the Employee Stock Ownership Plan, or ESOP.  For EPS calculations, ESOP shares that have been committed to be released are considered outstanding.  ESOP shares that have not been committed to be released are excluded from outstanding shares on a weighted average basis for EPS calculations.

Diluted EPS is computed using the same method as basic EPS, but includes the effect of dilutive potential common shares that were outstanding during the period, such as unexercised stock options, calculated using the treasury stock method.  When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options; and (3) the average unamortized compensation costs related to stock options.  We then divide this sum by our average stock price to calculate shares repurchased.  The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of awards.  Compensation cost related to restricted stock grants and stock option grants is recognized on a straight-line basis over the requisite service period which is the earlier of the awards’ stated vesting date or the employees’ or non-employee directors’ retirement eligibility date for awards that have accelerated vesting provisions upon retirement.  The fair value of restricted stock awards is based on the closing market value as reported on the New York Stock Exchange on the grant date.

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

(t)	Impact of Recent Accounting Standards and Interpretations

In January 2010, the FASB issued Accounting Standards Update, or ASU, 2010-06, “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements,” which amends Subtopic 820-10 of the FASB ASC to require new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements and the roll forward of activity in Level 3 fair value measurements.  ASU 2010-06 also clarifies existing disclosure requirements regarding the level of disaggregation of each class of assets and liabilities within a line item in the statement of financial condition and clarifies that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 fair value measurements.  The update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures about the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  Since the provisions of ASU 2010-06 are disclosure related, our adoption of this guidance will not have an impact on our financial condition or results of operations.

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets,” which amends the FASB ASC as a result of Statement of Financial Accounting Standards, or SFAS, No. 166, “Accounting for Transfers of Financial Assets,” issued by the FASB in June 2009.  This new accounting guidance eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures.  This guidance enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  This guidance is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009.  This guidance is not expected to have a material impact on our financial condition or results of operations.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amends the FASB ASC as a result of SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the FASB in June 2009.  This new accounting guidance was issued to improve financial reporting by companies involved with variable interest entities.  This guidance amends existing guidance for determining whether an entity is a variable interest entity, amends the criteria for identification of the primary beneficiary of a variable interest entity by requiring a qualitative analysis rather than a quantitative analysis and requires continuous reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This guidance is effective as of the beginning of a reporting entity’s first

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

annual reporting period that begins after November 15, 2009.  This guidance is not expected to have a material impact on our financial condition or results of operations.

(2)	Repurchase Agreements

Repurchase agreements averaged $31.8 million during the year ended December 31, 2009 and $32.5 million during the year ended December 31, 2008.  The maximum amount of such agreements outstanding at any month end was $56.5 million during the year ended December 31, 2009 and $121.5 million during the year ended December 31, 2008.  As of December 31, 2009, one repurchase agreement totaling $40.0 million was outstanding.  As of December 31, 2008, one repurchase agreement totaling $24.1 million was outstanding.  The fair value of the securities held under these agreements was $40.7 million as of December 31, 2009 and $24.7 million as of December 31, 2008.  None of the securities held under repurchase agreements were sold or repledged during the years ended December 31, 2009 and 2008.

(3)	Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs (1)	$777,098	$19,157	$(15)	$796,240
Non-GSE issuance REMICs and CMOs	27,165	3	(899)	26,269
GSE pass-through certificates	33,441	941	(7)	34,375
Total residential mortgage-backed securities	837,704	20,101	(921)	856,884
Freddie Mac preferred stock	-	3,784	-	3,784
Other securities	40	-	(14)	26
Total securities available-for-sale	$837,744	$23,885	$(935)	$860,694
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,979,296	$50,387	$-	$2,029,683
Non-GSE issuance REMICs and CMOs	82,014	33	(2,214)	79,833
GSE pass-through certificates	1,097	66	-	1,163
Total residential mortgage-backed securities	2,062,407	50,486	(2,214)	2,110,679
Obligations of U.S. government and GSEs	250,955	1,363	-	252,318
Obligations of states and political subdivisions	4,523	-	-	4,523
Total securities held-to-maturity	$2,317,885	$51,849	$(2,214)	$2,367,520

(1)	Real estate mortgage investment conduits and collateralized mortgage obligations.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	At December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,324,004	$8,642	$(13,470)	$1,319,176
Non-GSE issuance REMICs and CMOs	33,795	-	(4,355)	29,440
GSE pass-through certificates	40,383	487	(204)	40,666
Total residential mortgage-backed securities	1,398,182	9,129	(18,029)	1,389,282
Freddie Mac preferred stock	5,300	-	(4,168)	1,132
Other securities	40	-	(14)	26
Total securities available-for-sale	$1,403,522	$9,129	$(22,211)	$1,390,440
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$2,451,155	$16,119	$(2,200)	$2,465,074
Non-GSE issuance REMICs and CMOs	188,473	-	(16,887)	171,586
GSE pass-through certificates	1,558	61	-	1,619
Total residential mortgage-backed securities	2,641,186	16,180	(19,087)	2,638,279
Obligations of states and political subdivisions	5,676	-	-	5,676
Total securities held-to-maturity	$2,646,862	$16,180	$(19,087)	$2,643,955

Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer.  Substantially all of our non-GSE issuance securities have a AAA credit rating and they have performed similarly to our GSE issuance securities.  Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices.

The following tables set forth the estimated fair values of securities with gross unrealized losses at December 31, 2009 and 2008, segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer.

	At December 31, 2009
	Less Than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
GSE issuance REMICs and CMOs	$1,489	$(15)	$-	$-	$1,489	$(15)
Non-GSE issuance REMICs and CMOs	549	(54)	25,557	(845)	26,106	(899)
GSE pass-through certificates	1,309	(4)	377	(3)	1,686	(7)
Other securities	-	-	1	(14)	1	(14)
Total temporarily impaired securities
available-for-sale	$3,347	$(73)	$25,935	$(862)	$29,282	$(935)
Total temporarily impaired securities
held-to-maturity:
Non-GSE issuance REMICs and CMOs	$-	$-	$70,589	$(2,214)	$70,589	$(2,214)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	At December 31, 2008
	Less Than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
GSE issuance REMICs and CMOs	$167,797	$(499)	$537,772	$(12,971)	$705,569	$(13,470)
Non-GSE issuance REMICs and CMOs	962	(50)	28,205	(4,305)	29,167	(4,355)
GSE pass-through certificates	18,013	(169)	1,389	(35)	19,402	(204)
Freddie Mac preferred stock	1,132	(4,168)	-	-	1,132	(4,168)
Other securities	1	(13)	1	(1)	2	(14)
Total temporarily impaired securities
available-for-sale	$187,905	$(4,899)	$567,367	$(17,312)	$755,272	$(22,211)
Held-to-maturity:
GSE issuance REMICs and CMOs	$357,335	$(1,202)	$95,249	$(998)	$452,584	$(2,200)
Non-GSE issuance REMICs and CMOs	75,830	(1,991)	95,733	(14,896)	171,563	(16,887)
Total temporarily impaired securities
held-to-maturity	$433,165	$(3,193)	$190,982	$(15,894)	$624,147	$(19,087)

We held 46 securities which had an unrealized loss at December 31, 2009 and 146 at December 31, 2008.  At December 31, 2009 and 2008, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment is directly related to the change in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.   None of the unrealized losses are related to credit losses.  Therefore, at December 31, 2009 and 2008, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

We recorded OTTI charges totaling $5.3 million for the year ended December 31, 2009, $77.7 million for the year ended December 31, 2008 and $20.5 million for the year ended December 31, 2007.  OTTI charges are included as a component of non-interest income in the consolidated statements of income and are discussed in greater detail below.

During the 2007 fourth quarter, we recorded a $20.5 million OTTI charge to reduce the cost basis of our investment in two issues of Freddie Mac perpetual preferred securities to their market values totaling $83.0 million at December 31, 2007.  The decision to recognize the OTTI charge in the 2007 fourth quarter was based on the severity of the decline in the market values of these securities, caused by Freddie Mac’s announcement of negative financial results and capital raising activity during the quarter, and the unlikelihood of any near-term market value recovery.

During the 2008 third quarter, we recorded a $77.7 million OTTI charge to reduce the cost basis of our Freddie Mac preferred securities to their market values totaling $5.3 million as of September 30, 2008.  The decision to recognize the OTTI charge in the 2008 third quarter was based on the severity of the decline in the market values of these securities during the quarter and the unlikelihood of any near-term market value recovery.  The significant decline in the market value occurred primarily as a result of the reported financial difficulties of Freddie Mac and the announcement by the U.S. Department of Treasury and the Federal Housing Finance Agency, or FHFA, that, among other things, Freddie Mac was being placed under conservatorship; that the FHFA was assuming the powers of Freddie Mac’s Board and management; and that dividends on Freddie Mac preferred stock were suspended indefinitely.  At December 31, 2008, our investment in Freddie Mac preferred securities had an unrealized loss of $4.2 million.  Although the market values of these securities declined from September 30, 2008 to December 31, 2008, they also reflected a significant amount of price volatility and had traded near or above our cost basis during the 2008 fourth quarter.  Additionally, shortly after December 31, 2008, the securities again traded at market prices close to our cost basis established at September 30, 2008.  In reviewing the changes in the market values during and subsequent to the 2008 fourth quarter, we believed that the changes were not due to company specific news, either positive or negative, but appeared to be more reflective of the volatility in the equity and bond markets.  We believed that the volatility measures, the trades near or above our cost basis during the 2008 fourth quarter and the

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

significant increase in values shortly after December 31, 2008 provided sufficient evidence to support the likelihood of a possible near-term recovery in market value.  Based on the likelihood of a possible near-term market value recovery, coupled with the short duration of the unrealized loss and no significant change in the status of Freddie Mac, economic or otherwise, we concluded this impairment was not other-than-temporary at December 31, 2008.

During the 2009 first quarter, the market values of these securities trended downward from the values observed in the beginning of January 2009.  Our analysis of the market value trends indicated that there was no longer a likelihood of a near-term market value recovery.  Based on the increased duration of the unrealized loss and the unlikelihood of a near-term market value recovery, we concluded, as of March 31, 2009, our Freddie Mac preferred securities were other-than-temporarily impaired and of such little value that a write-off of our remaining cost basis was warranted.  At December 31, 2009, the securities’ market values totaled $3.8 million, which is recorded as an unrealized gain on our available-for-sale securities.

During the year ended December 31, 2009, proceeds from sales of securities from the available-for-sale portfolio totaled $211.6 million resulting in gross realized gains totaling $7.4 million.  During the year ended December 31, 2007, proceeds from sales of securities from the available-for-sale portfolio totaled $2.4 million resulting in gross realized gains totaling $2.2 million.  There were no sales of securities from the available-for-sale portfolio during the year ended December 31, 2008.

The amortized cost and estimated fair value of debt securities at December 31, 2009, by contractual maturity, excluding mortgage-backed securities, are summarized in the following table.  Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.  In addition, issuers of certain securities have the right to call obligations with or without prepayment penalties.

	At December 31, 2009
		Estimated
	Amortized	Fair
(In Thousands)	Cost	Value
Available-for-sale:
Due in one year or less	$25	$25
Total available-for-sale	$25	$25
Held-to-maturity:
Due after one year through five years	$250,955	$252,318
Due after five years through ten years	4,523	4,523
Total held-to-maturity	$255,478	$256,841

The balance of accrued interest receivable for securities totaled $10.3 million at December 31, 2009 and $14.7 million at December 31, 2008.

As of December 31, 2009, the amortized cost of the callable securities in our portfolio totaled $251.0 million, all of which are callable within one year and at various times thereafter.

(4)	Non-performing Loans Held-for-Sale

Loans held-for-sale, net, include non-performing multi-family and commercial real estate loans held-for-sale which totaled $6.9 million, net of a $1.1 million valuation allowance, at December 31, 2009.  There were no non-performing loans held-for-sale at December 31, 2008.

We sold certain delinquent and non-performing mortgage loans totaling $51.5 million, net of charge-offs of $34.2 million, during the year ended December 31, 2009, primarily multi-family, commercial real estate and construction loans, $15.5 million, net of charge-offs of $1.9 million, during the year ended December 31, 2008, primarily one-to-four family and multi-family loans, and $10.4 million, net of charge-offs of $1.8 million, during the year ended December 31, 2007, primarily multi-family and commercial real estate loans.  For the year ended December 31, 2009, net gain on sales of non-performing loans totaled $998,000.  Net loss on sales of non-performing loans totaled $44,000 for the year ended December 31, 2008 and $14,000 for the year ended December 31, 2007.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We recorded net lower of cost or market impairment write-downs on non-performing loans held-for-sale totaling $2.3 million for the year ended December 31, 2009.  There were no lower of cost or market impairment write-downs on non-performing loans held-for-sale for the years ended December 31, 2008 and 2007.

(5)	Loans Receivable

Loans receivable, net, are summarized as follows:

	At December 31,
(In Thousands)	2009	2008
Mortgage loans:
One-to-four family	$11,895,362	$12,349,617
Multi-family	2,559,058	2,911,733
Commercial real estate	866,804	941,057
Construction	23,599	56,829
	15,344,823	16,259,236
Net unamortized premiums and
deferred loan origination costs	102,292	113,147
Total mortgage loans, net	15,447,115	16,372,383
Consumer and other loans:
Home equity	302,410	307,831
Commercial	13,588	13,331
Other	14,020	14,216
	330,018	335,378
Net unamortized premiums and
deferred loan origination costs	3,589	4,683
Total consumer and other loans, net	333,607	340,061
Total loans	15,780,722	16,712,444
Allowance for loan losses	(194,049)	(119,029)
Loans receivable, net	$15,586,673	$16,593,415

Accrued interest receivable on all loans totaled $55.8 million at December 31, 2009 and $64.8 million at December 31, 2008.

Our one-to-four family mortgage loans consist primarily of interest-only hybrid and amortizing hybrid adjustable rate mortgage, or ARM, loans.  We offer interest-only hybrid ARM loans, which have an initial fixed rate for five or seven years and convert into one year interest-only ARM loans at the end of the initial fixed rate period.  Prior to January 2008, we also offered interest-only hybrid ARM loans with an initial fixed rate period of three years.  Our interest-only hybrid ARM loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  We also offer amortizing hybrid ARM loans which initially have a fixed rate for three, five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period and require the borrower to make principal and interest payments during the entire loan term.  We do not originate one year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  Our interest-only and amortizing hybrid ARM loans may be offered with an initial interest rate which is less than the fully indexed rate for the loan at the time of origination, referred to as a discounted rate.  We determine the initial interest rate in accordance with market and competitive factors giving consideration to the spread over our funding sources in conjunction with our overall interest rate risk management strategies.  We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.  We have also originated interest-only multi-family and commercial real estate loans to qualified borrowers.  Multi-family and commercial real estate interest-only loans differ from one-to-four family interest-only loans in that the interest-only period for multi-family and commercial real estate loans generally ranges from one to five years.  During the 2009 first quarter, we stopped originating interest-only multi-family and commercial real estate loans.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Within our one-to-four family mortgage loan portfolio we have reduced documentation loan products.  Reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans.  To a lesser extent, reduced documentation loans in our portfolio also include SISA (stated income, stated asset) loans and Super Streamline loans.  SIFA and SISA loans require a prospective borrower to complete a standard mortgage loan application while the Super Streamline product requires the completion of an abbreviated application and is, in effect, considered a “no documentation” loan.  Reduced documentation loans require the receipt of an appraisal of the real estate used as collateral for the mortgage loan and a credit report on the prospective borrower.  In addition, SIFA loans require the verification of a potential borrower’s asset information on the loan application, but not the income information provided.  During the fourth quarter of 2007, we stopped offering reduced documentation loans.

The following table provides further details on the composition of our one-to-four family and multi-family and commercial real estate mortgage loan portfolios in dollar amounts and in percentages of the portfolio at the dates indicated.

	At December 31,
	2009		2008
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
One-to-four family:
Full documentation interest-only (1)	$4,688,796	39.42%	$5,501,989	44.55%
Full documentation amortizing	5,152,021	43.31	4,389,618	35.54
Reduced documentation interest-only (1) (2)	1,576,378	13.25	1,911,160	15.48
Reduced documentation amortizing (2)	478,167	4.02	546,850	4.43
Total one-to-four family	$11,895,362	100.00%	$12,349,617	100.00%
Multi-family and commercial real estate:
Full documentation amortizing	$2,861,607	83.53%	$3,146,103	81.66%
Full documentation interest-only	564,255	16.47	706,687	18.34
Total multi-family and commercial real estate	$3,425,862	100.00%	$3,852,790	100.00%

(1)
Includes interest-only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaling $3.50 billion at December 31, 2009 and $4.41 billion at December 31, 2008.

(2)
Includes SISA loans totaling $310.7 million at December 31, 2009 and $359.2 million at December 31, 2008 and Super Streamline loans totaling $28.4 million at December 31, 2009 and $36.9 million at December 31, 2008.

The following table provides details on the composition of our non-performing one-to-four family and multi-family and commercial real estate mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At December 31,
	2009		2008
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Non-performing one-to-four family:
Full documentation interest-only	$106,441	32.25%	$50,636	28.52%
Full documentation amortizing	40,875	12.38	18,565	10.46
Reduced documentation interest-only	158,164	47.92	92,863	52.30
Reduced documentation amortizing	24,602	7.45	15,478	8.72
Total non-performing one-to-four family	$330,082	100.00%	$177,542	100.00%
Non-performing multi-family and
commercial real estate:
Full documentation amortizing	$42,637	62.51%	$43,097	84.35%
Full documentation interest-only	25,571	37.49	7,995	15.65
Total non-performing multi-family
and commercial real estate	$68,208	100.00%	$51,092	100.00%

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table details the percentage of our total one-to-four family mortgage loans as of December 31, 2009 by state where we have a concentration of greater than 5% of our total one-to-four family mortgage loans or total non-performing one-to-four family mortgage loans.

		Percent of Total
	Percent of Total	Non-Performing
	One-to-Four	One-to-Four
State	Family Loans	Family Loans
New York	25.8%	12.5%
Illinois	12.1	12.6
Connecticut	10.1	8.7
California	9.1	15.8
New Jersey	7.8	12.6
Massachusetts	7.0	5.1
Virginia	6.6	4.9
Maryland	6.4	11.5
Florida	2.3	7.9

Included in loans receivable were non-accrual loans totaling $408.0 million at December 31, 2009 and $238.6 million at December 31, 2008.  If all non-accrual loans at December 31, 2009, 2008 and 2007 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $25.5 million for the year ended December 31, 2009, $15.7 million for the year ended December 31, 2008 and $6.7 million for the year ended December 31, 2007.  This compares to actual payments recorded as interest income, with respect to such loans, of $9.8 million for the year ended December 31, 2009, $7.1 million for the year ended December 31, 2008 and $4.0 million for the year ended December 31, 2007.  Loans delinquent 90 days or more and still accruing interest totaled $600,000 at December 31, 2009 and $33,000 at December 31, 2008.  These loans consist primarily of loans which are delinquent 90 days or more as to their maturity date but not their interest due.

Loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $57.2 million at December 31, 2009 and $6.9 million at December 31, 2008.  Excluded from non-performing loans are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to performing status.  Restructured accruing loans totaled $26.0 million at December 31, 2009 and $1.1 million at December 31, 2008.

The following tables summarize information regarding our impaired mortgage loans.  Impaired one-to-four family mortgage loans consist primarily of loans where a portion of the outstanding principal has been charged off.

	At December 31, 2009
		Allowance
	Recorded	for Loan	Net
(In Thousands)	Investment	Losses	Investment
One-to-four family	$173,339	$(6,154)	$167,185
Multi-family, commercial real estate
and construction	73,827	(17,788)	56,039
Total impaired mortgage loans	$247,166	$(23,942)	$223,224

	At December 31, 2008
		Allowance
	Recorded	for Loan	Net
(In Thousands)	Investment	Losses	Investment
One-to-four family	$39,967	$(612)	$39,355
Multi-family, commercial real estate
and construction	20,608	(6,888)	13,720
Total impaired mortgage loans	$60,575	$(7,500)	$53,075

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Our average recorded investment in impaired loans was $155.8 million for the year ended December 31, 2009, $55.6 million for the year ended December 31, 2008 and $37.0 million for the year ended December 31, 2007.  Interest income recognized on impaired loans amounted to $6.2 million for the year ended December 31, 2009, $1.1 million for the year ended December 31, 2008 and $2.4 million for the year ended December 31, 2007.

As a geographically diversified residential lender, we have been affected by negative consequences arising from the economic recession that continued throughout most of 2009 and, in particular, a sharp downturn in the housing industry nationally, as well as economic and housing industry weaknesses in the New York metropolitan area.  We are particularly vulnerable to a job loss recession.  Decreases in real estate values could adversely affect the value of property used as collateral for our loans.  Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings.  Further increases in loan delinquencies will decrease our net interest income and will likely adversely impact our loan loss experience, causing further increases in our allowance for loan losses and related provision.

(6)	Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2009	2008	2007
Balance at beginning of year	$119,029	$78,946	$79,942
Provision charged to operations	200,000	69,000	2,500
Charge-offs:
One-to-four family	(83,713)	(17,973)	(1,407)
Multi-family	(34,363)	(9,249)	(73)
Commercial real estate	(2,666)	(190)	(243)
Construction	(10,361)	(1,484)	(1,454)
Consumer and other loans	(2,096)	(1,258)	(752)
Total charge-offs	(133,199)	(30,154)	(3,929)
Recoveries:
One-to-four family	6,956	911	72
Multi-family	1,036	9	-
Commercial real estate	81	-	197
Construction	16	113	-
Consumer and other loans	130	204	164
Total recoveries	8,219	1,237	433
Net charge-offs	(124,980)	(28,917)	(3,496)
Balance at end of year	$194,049	$119,029	$78,946

(7)	Mortgage Servicing Rights

We own rights to service mortgage loans for investors with aggregate unpaid principal balances of $1.38 billion at December 31, 2009 and $1.23 billion at December 31, 2008, which are not reflected in the accompanying consolidated statements of financial condition.  As described in Note 1(h), we outsource our mortgage loan servicing to a third party under a sub-servicing agreement.

At December 31, 2009, our MSR, net, had an estimated fair value of $8.9 million and were valued based on expected future cash flows considering a weighted average discount rate of 11.02%, a weighted average constant prepayment rate on mortgages of 20.85% and a weighted average life of 3.8 years.  At December 31, 2008, our MSR, net, had an estimated fair value of $8.2 million and were valued based on expected future cash flows considering a weighted average discount rate of 12.99%, a weighted average constant prepayment rate on mortgages of 17.26% and a weighted average life of 4.3 years.    As of December 31, 2009, estimated future MSR amortization through 2014 is as follows:  $3.0 million for 2010, $2.5 million for 2011, $2.1 million for 2012, $1.7 million for 2013 and $1.4 million for 2014.  Actual results will vary depending upon the level of repayments on the loans currently serviced.

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

MSR activity is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2009	2008	2007
Carrying amount before valuation allowance
at beginning of year	$16,287	$18,582	$20,665
Additions - servicing obligations that result from
transfers of financial assets	4,554	865	1,393
Amortization	(4,171)	(3,160)	(3,476)
Carrying amount before valuation allowance at end of year	16,670	16,287	18,582
Valuation allowance at beginning of year	(8,071)	(5,672)	(4,721)
Recovery of (provision for) valuation allowance	251	(2,399)	(951)
Valuation allowance at end of year	(7,820)	(8,071)	(5,672)
Net carrying amount at end of year	$8,850	$8,216	$12,910

Mortgage banking income (loss), net, is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2009	2008	2007
Loan servicing fees	$3,769	$3,780	$4,045
Net gain on sales of loans	5,718	1,366	1,730
Amortization of MSR	(4,171)	(3,160)	(3,476)
Recovery of (provision for) valuation allowance on MSR	251	(2,399)	(951)
Total mortgage banking income (loss), net	$5,567	$(413)	$1,348

(8)	Deposits

Deposits are summarized as follows:

	At December 31,
	2009			2008
	Weighted			Weighted
	Average		Percent	Average		Percent
(Dollars in Thousands)	Rate	Balance	of Total	Rate	Balance	of Total
Core deposits:
Savings	0.40%	$2,041,701	15.94%	0.40%	$1,832,790	13.60%
Money market	0.44	326,842	2.55	1.03	289,135	2.14
NOW	0.10	1,031,705	8.05	0.10	898,638	6.67
Non-interest bearing NOW
and demand deposit	-	614,928	4.80	-	568,278	4.22
Liquid CDs	0.50	711,509	5.55	2.32	981,733	7.28
Total core deposits	0.30	4,726,685	36.89	0.74	4,570,574	33.91
Certificates of deposit	2.79	8,085,553	63.11	3.83	8,909,350	66.09
Total deposits	1.87%	$12,812,238	100.00%	2.78%	$13,479,924	100.00%

Liquid certificates of deposit, or Liquid CDs, have maturities of three months, require the maintenance of a minimum balance and allow depositors the ability to make periodic deposits to and withdrawals from their account.  We consider Liquid CDs as part of our core deposits, along with savings accounts, money market accounts and

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOW and demand deposit accounts.  Certificates of deposit include all time deposits other than Liquid CDs.  There were no brokered certificates of deposit at December 31, 2009 and 2008.

The aggregate amount of certificates of deposit and Liquid CDs with balances equal to or greater than $100,000 was $2.97 billion at December 31, 2009 and $3.49 billion at December 31, 2008.

Certificates of deposit and Liquid CDs at December 31, 2009 have scheduled maturities as follows:

	Weighted		Percent
	Average		of
Year	Rate	Balance	Total
	(In Thousands)
2010	2.32%	$6,293,603	71.54%
2011	3.39	1,080,031	12.28
2012	3.15	975,625	11.09
2013	4.06	177,861	2.02
2014	3.12	268,851	3.06
2015 and thereafter	3.79	1,091	0.01
Total	2.60%	$8,797,062	100.00%

Interest expense on deposits is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2009	2008	2007
Savings	$7,806	$7,551	$8,126
Money market	2,095	3,189	3,780
Interest-bearing NOW	1,064	1,290	951
Liquid CDs	10,659	36,792	73,352
Certificates of deposit	293,747	345,075	369,830
Total interest expense on deposits	$315,371	$393,897	$456,039

(9)	Borrowings

Borrowings are summarized as follows:

	At December 31,
	2009		2008
		Weighted		Weighted
		Average		Average
(Dollars in Thousands)	Amount	Rate	Amount	Rate
Reverse repurchase agreements	$2,500,000	4.13%	$2,850,000	3.68%
FHLB-NY advances	3,000,000	3.84	3,738,000	3.40
Other borrowings, net	377,834	7.11	377,274	7.11
Total borrowings, net	$5,877,834	4.17%	$6,965,274	3.72%

Reverse Repurchase Agreements

The outstanding reverse repurchase agreements at December 31, 2009 and 2008 had original contractual maturities between two and ten years, are primarily fixed rate and were secured by mortgage-backed securities.  The mortgage-backed securities collateralizing these agreements had an amortized cost of $2.74 billion and an estimated fair value of $2.81 billion, including accrued interest, at December 31, 2009 and an amortized cost of $3.24 billion and an estimated fair value of $3.25 billion, including accrued interest, at December 31, 2008 and are classified as encumbered securities on the consolidated statements of financial condition.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following is a summary of information relating to reverse repurchase agreements.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2009	2008	2007
Average balance during the year	$2,619,178	$3,315,628	$4,106,164
Maximum balance at any month end during the year	2,850,000	3,730,000	4,580,000
Balance outstanding at end of the year	2,500,000	2,850,000	3,730,000
Weighted average interest rate during the year	3.96%	4.05%	4.23%
Weighted average interest rate at end of the year	4.13	3.68	4.45

Reverse repurchase agreements at December 31, 2009 have contractual maturities as follows:

Year	Amount
	(In Thousands)
2010	$400,000	(1)
2011	400,000
2012	600,000	(2)
2015	200,000	(2)
2017	900,000	(2)
Total	$2,500,000

(1)	Includes $100.0 million of borrowings due in 30 to 90 days and $300.0 million of borrowings due after 90 days.
(2)	Callable in 2010 and at various times thereafter.

FHLB-NY Advances

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of our stock in the FHLB-NY, certain qualifying mortgage loans and mortgage-backed and other securities not otherwise pledged in an amount at least equal to 110% of the advances outstanding.

The following is a summary of information relating to FHLB-NY advances.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2009	2008	2007
Average balance during the year	$3,054,916	$3,366,510	$2,263,874
Maximum balance at any month end during the year	3,509,000	4,196,000	3,061,000
Balance outstanding at end of the year	3,000,000	3,738,000	3,058,000
Weighted average interest rate during the year	3.93%	3.98%	4.80%
Weighted average interest rate at end of the year	3.84	3.40	4.60

FHLB-NY advances at December 31, 2009 have contractual maturities as follows:

Year	Amount
	(In Thousands)
2010	$1,140,000	(1)
2011	716,000	(2)
2012	294,000	(3)
2016	200,000	(4)
2017	650,000	(4)
Total	$3,000,000

(1)	Includes $90.0 million of borrowings due overnight, $200.0 million of borrowings due in 30 to 90 days and $850.0 million of borrowings due after 90 days.
(2)	Includes $125.0 million of borrowings which are callable in 2010 and at various times thereafter.
(3)	Includes $250.0 million of borrowings which are callable in 2010 and at various times thereafter.
(4)	Callable in 2010 and at various times thereafter.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At December 31, 2009, we had a 12-month commitment for overnight and one month lines of credit with the FHLB-NY totaling $300.0 million, of which $90.0 million was outstanding under the overnight line of credit.  The lines of credit expire on August 9, 2010 and are renewable annually.  Both lines of credit are priced at the federal funds rate plus a spread and reprice daily.

Other Borrowings

We have $250.0 million of senior unsecured notes due in 2012 bearing a fixed interest rate of 5.75% which were issued in 2002.  The notes, which are designated as our 5.75% Senior Notes due 2012, Series B, are registered with the Securities and Exchange Commission.  We may redeem all or part of the notes at any time at a “make-whole” redemption price, together with accrued interest to the redemption date.  The carrying amount of the notes was $248.9 million at December 31, 2009 and $248.6 million at December 31, 2008.

Our finance subsidiary, Astoria Capital Trust I, issued in 1999, $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, in a private placement, and $3.9 million of common securities (which are the only voting securities of Astoria Capital Trust I), which are 100% owned by Astoria Financial Corporation, and used the proceeds to acquire Junior Subordinated Debentures issued by Astoria Financial Corporation.  The Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I.  The Junior Subordinated Debentures are prepayable, in whole or in part, at our option as of November 1, 2009 at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value.  The Capital Securities have the same prepayment provisions as the Junior Subordinated Debentures.  Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement relating to the Capital Securities.  The carrying amount of the Junior Subordinated Debentures was $128.9 million at December 31, 2009 and $128.7 million at December 31, 2008.

The terms of our other borrowings subject us to certain debt covenants. We were in compliance with such covenants at December 31, 2009.

Interest expense on borrowings is summarized as follows:

	For the Year Ended December 31,
(Dollars in Thousands)	2009	2008	2007
Reverse repurchase agreements	$105,078	$136,655	$176,167
FHLB-NY advances	120,870	135,492	109,730
Other borrowings	27,453	28,283	29,858
Total interest expense on borrowings	$253,401	$300,430	$315,755

(10)	Stockholders' Equity

On April 18, 2007, our board of directors approved our twelfth stock repurchase plan authorizing the purchase of 10,000,000 shares, or approximately 10% of our common stock outstanding in open-market or privately negotiated transactions.  There were no repurchases of our common stock under this plan during the year ended December 31, 2009.  At December 31, 2009, a total of 8,107,300 shares may be purchased under our twelfth stock repurchase plan.  As of December 31, 2009, we are not currently repurchasing additional shares of our common stock.

We have a dividend reinvestment and stock purchase plan, or the Plan.  Pursuant to the Plan, 300,000 shares of authorized and unissued common shares are reserved for use by the Plan, should the need arise.  To date, all shares required by the Plan have been acquired in open market purchases.

We are subject to the laws of the State of Delaware which generally limit dividends to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over our statutory capital, or if there is no such excess, to our net profits for the current and/or immediately preceding fiscal year.  Our ability to pay dividends, service our debt obligations and repurchase our common stock is dependent primarily upon receipt of dividend payments from Astoria Federal.  The Office of Thrift Supervision, or OTS, regulates all capital distributions by

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Federal directly or indirectly to us, including dividend payments.  Astoria Federal must file an application to receive the approval of the OTS for a proposed capital distribution if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year-to-date plus the retained net income for the preceding two years.  During 2009, we were required to file such applications, all of which were approved by the OTS.  Astoria Federal may not pay dividends to us if: (1) after paying those dividends, it would fail to meet applicable regulatory capital requirements; (2) the OTS notified Astoria Federal that it was in need of more than normal supervision; or (3) after making such distribution, the institution would become “undercapitalized” (as such term is used in the Federal Deposit Insurance Act).  Payment of dividends by Astoria Federal also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.  Astoria Federal Savings paid dividends to Astoria Financial Corporation totaling $81.2 million during 2009.

(11)	Commitments and Contingencies

Lease Commitments

At December 31, 2009, we were obligated through 2035 under various non-cancelable operating leases on buildings and land used for office space and banking purposes.  These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices.  Rent expense under the operating leases totaled $8.6 million for the year ended December 31, 2009, $9.1 million for the year ended December 31, 2008 and $8.6 million for the year ended December 31, 2007.

The minimum rental payments due under the terms of the non-cancelable operating leases as of December 31, 2009, which have not been reduced by minimum sublease rentals of $13.5 million due in the future under non-cancelable subleases, are summarized below:

Year	Amount
(In Thousands)
2010	$7,274
2011	7,074
2012	6,628
2013	6,436
2014	5,907
2015 and thereafter	37,052
Total	$70,371

Outstanding Commitments

We had outstanding commitments as follows:

	At December 31,
(In Thousands)	2009	2008
Mortgage loans:
Commitments to extend credit - adjustable rate	$333,430	$127,873
Commitments to extend credit - fixed rate	129,166	38,801
Commitments to purchase - adjustable rate	62,951	24,129
Commitments to purchase - fixed rate	27,786	5,281
Home equity loans - unused lines of credit	242,600	280,597
Consumer and commercial loans - unused lines of credit	64,209	68,520
Commitments to sell loans	70,993	27,146

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

on a case-by-case basis.  Our maximum exposure to credit risk is represented by the contractual amount of the instruments.

Assets Sold with Recourse

We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market.  Recourse provisions vary but generally include fraud, early payment default (payment default within not greater than 120 days of sale) and adherence to underwriting or quality control guidelines.  The principal balance of loans sold with recourse amounted to $314.2 million at December 31, 2009 and $383.9 million at December 31, 2008.  We estimate the liability for loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse.  The carrying amount of this liability was immaterial at December 31, 2009 and 2008.

We have a collateralized repurchase obligation due to the sale of certain long-term fixed rate municipal revenue bonds to an investment trust fund for proceeds that approximated par value.  The trust fund has a put option that requires us to repurchase the securities for specified amounts prior to maturity under certain specified circumstances, as defined in the agreement.  The outstanding option balance on the agreement totaled $8.3 million at December 31, 2009 and $10.0 million at December 31, 2008.  Various GSE mortgage-backed securities, with an amortized cost of $11.8 million and a fair value of $12.3 million at December 31, 2009, have been pledged as collateral.

Guarantees

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  The guarantees generally extend for a term of up to one year and are fully collateralized.  For each guarantee issued, if the customer defaults on a payment or performance to the third party, we would have to perform under the guarantee.  Outstanding standby letters of credit totaled $295,000 at December 31, 2009 and $245,000 at December 31, 2008.  The fair values of these obligations were immaterial at December 31, 2009 and 2008.

Litigation

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Astoria Federal previously moved to dismiss the amended complaint, which motion was granted in part and denied in part, dismissing claims based on violations of RESPA and FDCA.  The District Court further determined that class certification would be considered prior to considering summary judgment.  The District Court, on September 19, 2006, granted the plaintiff’s motion for class certification.  Astoria Federal has denied the claims set forth in the complaint.  Both we and the plaintiffs subsequently filed motions for summary judgment with the District Court.  The District Court, on September 12, 2007, granted our motion for summary judgment on the basis that all named plaintiffs’ Truth in Lending claims are time barred.  All other aspects of plaintiffs’ and defendants’ motions for summary judgment were dismissed without prejudice.  The District Court found the named plaintiffs to be inadequate class representatives and provided plaintiffs’ counsel an opportunity to submit a motion for the substitution or intervention of new named plaintiffs.  Plaintiffs’ counsel filed a motion with the District Court for partial reconsideration of its decision.  The District Court, by order dated January 25, 2008, granted plaintiffs’ motion for partial reconsideration and again determined that all named plaintiffs’ Truth-in Lending claims are time barred.  Plaintiffs’ counsel subsequently submitted a motion to intervene or substitute plaintiff proposing a single substitute plaintiff.  On April 18, 2008, we filed with the District Court our opposition to such motion.  The District Court on September 29, 2008 granted the plaintiffs’ motion allowing a new single named plaintiff to be substituted.  The District Court also established a schedule for the plaintiffs to amend the complaint, for the defendants to respond and for consideration of summary judgment on the merits.  During the fourth quarter of 2008, the plaintiffs amended their complaint to assert the claim of the new substitute plaintiff, the defendants answered denying such claims and both parties cross-moved for summary judgment.  On September 29, 2009, the District Court issued a decision regarding the parties’ cross motions for summary judgment.  Plaintiff’s motion was denied in its entirety.  The defendant’s motion was granted in part and denied in part.  All claims asserted against Astoria Financial Corporation and Long Island Bancorp, Inc., were dismissed.  All remaining claims against Astoria Federal were dismissed, except those based upon alleged violations of the federal Truth in Lending Act, the New York State Deceptive Practices Act and breach of contract.  The District Court held, with respect to these claims, that there exist triable issues of fact.

We believe the claims are without merit and will defend ourselves vigorously.  However, there can be no assurances that the costs to defend ourselves would not exceed any potential settlement or that any such settlement would not have a material effect on our operations.

(12)	Income Taxes

Income tax expense is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2009	2008	2007
Current
Federal	$55,165	$78,120	$60,924
State and local	4,224	(3,805)	(319)
Total current	59,389	74,315	60,605
Deferred
Federal	(46,995)	(45,169)	(9,882)
State and local	(1,564)	(184)	-
Total deferred	(48,559)	(45,353)	(9,882)
Total income tax expense	$10,830	$28,962	$50,723

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Total income tax expense differed from the amounts computed by applying the federal income tax rate to income before income tax expense as a result of the following:

	For the Year Ended December 31,
(In Thousands)	2009	2008	2007
Expected income tax expense at statutory federal rate	$13,480	$36,506	$61,440
State and local taxes, net of federal tax effect	1,729	(2,593)	(207)
Tax exempt income (principally on BOLI)	(3,248)	(5,994)	(6,789)
Other, net	(1,131)	1,043	(3,721)
Total income tax expense	$10,830	$28,962	$50,723

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	At December 31,
(In Thousands)	2009	2008
Deferred tax assets:
Allowances for losses	$79,387	$44,197
Compensation and benefits (principally pension and other
postretirement benefit plans)	45,842	47,219
Net unrealized loss on securities available-for-sale	-	4,480
Securities impairment write-downs	42,293	40,145
Effect of unrecognized tax benefits, related accrued
interest and other deductible temporary differences	5,752	5,534
Total gross deferred tax assets	173,274	141,575
Deferred tax liabilities:
Mortgage loans (principally deferred loan origination costs)	(9,599)	(15,793)
Premises and equipment	(3,699)	(4,790)
Net unrealized gain on securities available-for-sale	(8,291)	-
Total gross deferred tax liabilities	(21,589)	(20,583)
Net deferred tax assets (included in other assets)	$151,685	$120,992

We believe that our recent historical and future results of operations and tax planning strategies will more likely than not generate sufficient taxable income to enable us to realize our net deferred tax assets.

We file income tax returns in the United States federal jurisdiction and in New York State and City jurisdictions.  Certain of our subsidiaries also file income tax returns in various other state jurisdictions.  With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2006.

The following is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the years ended December 31, 2009 and 2008.  The amounts have not been reduced by the federal deferred tax effects of unrecognized state tax benefits.

	For the Year Ended December 31,
(In Thousands)	2009	2008
Unrecognized tax benefits at beginning of year	$6,013	$16,489
Additions as a result of a tax position taken during the current period	731	-
Additions as a result of a tax position taken during a prior period	3,177	-
Reductions as a result of tax positions taken during a prior period	(1,033)	(5,249)
Reductions as a result of a lapse in the applicable statute of limitations	(2,594)	(5,102)
Reductions relating to settlement with taxing authorities	(1,021)	(125)
Unrecognized tax benefits at end of year	$5,273	$6,013

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

It is reasonably possible that decreases in gross unrecognized tax benefits totaling $1.6 million may occur in 2010 as a result of a lapse in the applicable statute of limitations.  If realized, all of our unrecognized tax benefits at December 31, 2009 would affect our effective income tax rate.  After the related deferred tax effects, realization of those benefits would reduce income tax expense by $3.8 million.

In addition to the above unrecognized tax benefits, we have accrued liabilities for interest and penalties related to uncertain tax positions totaling $2.0 million at December 31, 2009 and $3.6 million at December 31, 2008.  We accrued interest and penalties on uncertain tax positions as an element of our income tax expense totaling $1.1 million during the year ended December 31, 2009, $1.4 million during the year ended December 31, 2008 and $1.5 million during the year ended December 31, 2007.  Realization of all of our unrecognized tax benefits would result in a further reduction in income tax expense of $1.3 million for the reversal of accrued interest and penalties, net of the related deferred tax effects.

Astoria Federal’s retained earnings at December 31, 2009 and 2008 includes base-year bad debt reserves, created for tax purposes prior to 1988, totaling $165.8 million.  A related deferred federal income tax liability of $58.0 million has not been recognized.  Base-year reserves are subject to recapture in the unlikely event that Astoria Federal (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.

(13)	Earnings Per Share

The following table is a reconciliation of basic and diluted EPS:

	For the Year Ended December 31,
(In Thousands, Except Per Share Data)	2009	2008	2007
Net income	$27,684	$75,342	$124,822
Income allocated to participating securities (restricted stock)	(914)	(871)	(634)
Income attributable to common shareholders	$26,770	$74,471	$124,188

Average number of common shares outstanding – basic	90,593	89,580	90,490
Dilutive effect of stock options (1)	9	827	1,469
Average number of common shares outstanding – diluted	90,602	90,407	91,959
Income per common share attributable to common shareholders:
Basic	$0.30	$0.83	$1.37
Diluted	$0.30	$0.82	$1.35

(1)
Excludes options to purchase 8,355,455 shares of common stock which were outstanding during the year ended December 31, 2009; options to purchase 4,624,597 shares of common stock which were outstanding during the year ended December 31, 2008; and options to purchase 2,729,384 shares of common stock which were outstanding during the year ended December 31, 2007 because their inclusion would be anti-dilutive.

(14)	Other Comprehensive Income/Loss

The components of accumulated other comprehensive loss at December 31, 2009 and 2008 and the changes during the year ended December 31, 2009 are as follows:

	At	Other	At
(In Thousands)	December 31, 2008	Comprehensive Income	December 31, 2009
Net unrealized (loss) gain on securities available-for-sale	$(5,341)	$23,553	$18,212
Net actuarial loss on pension plans and other
postretirement benefits	(55,563)	8,244	(47,319)
Prior service cost on pension plans and other
postretirement benefits	(237)	96	(141)
Loss on cash flow hedge	(724)	193	(531)
Accumulated other comprehensive loss	$(61,865)	$32,086	$(29,779)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The components of other comprehensive income/loss for the years ended December 31, 2009, 2008 and 2007 are as follows:

(In Thousands)	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount

For the Year Ended December 31, 2009
Net unrealized gain on securities available-for-sale:
Net unrealized holding gains on securities arising during the year	$38,449	$(13,517)	$24,932
Reclassification adjustment for net gains included in net income	(2,126)	747	(1,379)
	36,323	(12,770)	23,553
Net actuarial loss on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	4,190	(1,405)	2,785
Reclassification adjustment for net actuarial loss
included in net income	8,212	(2,753)	5,459
	12,402	(4,158)	8,244
Reclassification adjustment for prior service cost
included in net income	148	(52)	96

Reclassification adjustment for loss on cash flow hedge
included in net income	329	(136)	193
Other comprehensive income	$49,202	$(17,116)	$32,086

For the Year Ended December 31, 2008
Net unrealized gain on securities available-for-sale:
Net unrealized holding losses on securities arising during the year	$(44,557)	$15,595	$(28,962)
Reclassification adjustment for net losses included in net income	77,696	(27,194)	50,502
	33,139	(11,599)	21,540
Net actuarial loss on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	(68,822)	24,088	(44,734)
Reclassification adjustment for net actuarial loss
included in net income	737	(258)	479
	(68,085)	23,830	(44,255)
Reclassification adjustment for prior service cost
included in net income	206	(72)	134

Reclassification adjustment for loss on cash flow hedge
included in net income	331	(139)	192
Other comprehensive loss	$(34,409)	$12,020	$(22,389)

For the Year Ended December 31, 2007
Net unrealized loss on securities available-for-sale:
Net unrealized holding gains on securities arising during the year	$1,281	$(617)	$664
Reclassification adjustment for net losses included in net income	18,276	(7,860)	10,416
	19,557	(8,477)	11,080
Net actuarial loss on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	9,738	(4,210)	5,528
Reclassification adjustment for net actuarial loss
included in net income	1,889	(785)	1,104
	11,627	(4,995)	6,632
Prior service cost on pension plans and other postretirement benefits:
Prior service cost adjustment arising during the year	1,111	(473)	638
Reclassification adjustment for prior service cost
included in net income	536	(223)	313
	1,647	(696)	951
Reclassification adjustment for loss on cash flow hedge
included in net income	330	(139)	191
Other comprehensive income	$33,161	$(14,307)	$18,854

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(15)	Benefit Plans

Effective for the year ended December 31, 2009, we adopted new accounting guidance related to employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan which are effective for fiscal years ending after December 15, 2009.  This guidance clarifies that the objectives of the disclosures about postretirement benefit plan assets are to provide users of financial statements with an understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets.  In addition, this guidance expands the disclosures related to these overall objectives.  Upon initial application, the disclosures are not required for earlier periods that are presented for comparative purposes, although earlier application is permitted.

Pension Plans and Other Postretirement Benefits

The following tables set forth information regarding our defined benefit pension plans and other postretirement benefit plan.

			Other Postretirement
	Pension Benefits		Benefits
	At or For the Year Ended		At or For the Year Ended
	December 31,		December 31,
(In Thousands)	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$192,266	$176,220	$18,173	$16,478
Service cost	3,484	2,942	323	255
Interest cost	11,341	11,012	1,110	1,020
Actuarial loss	5,197	11,845	969	1,309
Benefits paid	(10,849)	(9,753)	(1,001)	(889)
Benefit obligation at end of year	201,439	192,266	19,574	18,173
Change in plan assets:
Fair value of plan assets at beginning of year	110,779	162,762	-	-
Actual return on plan assets	18,866	(43,016)	-	-
Employer payments for benefits on unfunded plans	2,167	786	1,001	889
Benefits paid	(10,849)	(9,753)	(1,001)	(889)
Fair value of plan assets at end of year	120,963	110,779	-	-
Funded status at end of year	$(80,476)	$(81,487)	$(19,574)	$(18,173)

The underfunded pension benefits and other postretirement benefits at December 31, 2009 and 2008 are included in other liabilities in our consolidated statements of financial condition.

The following table sets forth the pre-tax components of accumulated other comprehensive loss related to pension plans and other postretirement benefits.  We expect that $6.4 million in net actuarial loss and $148,000 in prior service cost will be recognized as components of net periodic cost in 2010.

			Other Postretirement
	Pension Benefits		Benefits
	At December 31,		At December 31,
(In Thousands)	2009	2008	2009	2008
Net actuarial loss (gain)	$76,062	$89,433	$(1,054)	$(2,023)
Prior service cost (credit)	505	752	(225)	(324)
Total accumulated other comprehensive loss (income)	$76,567	$90,185	$(1,279)	$(2,347)

The accumulated benefit obligation for all defined benefit pension plans was $182.8 million at December 31, 2009 and $174.9 million at December 31, 2008.

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

	At December 31,
(In Thousands)	2009	2008
Projected benefit obligation	$23,365	$19,797
Accumulated benefit obligation	20,579	17,763

The assumptions used to determine the benefit obligations at December 31 are as follows:

			Rate of
	Discount Rate		Compensation Increase
	2009	2008	2009	2008
Pension Benefit Plans:
Astoria Federal Pension Plan	5.91%	5.92%	5.10%	5.10%
Astoria Federal Excess Benefit and
Supplemental Benefit Plans	5.70	6.25	6.10	6.10
Astoria Federal Directors’ Retirement Plan	5.33	6.34	4.00	4.00
Greater Directors’ Retirement Plan	5.13	6.08	N/A	N/A
LIB Directors’ Retirement Plan	2.68	5.43	N/A	N/A
Other Postretirement Benefit Plan:
Astoria Federal Retiree Health Care Plan	5.90	6.03	N/A	N/A

The components of net periodic cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
(In Thousands)	2009	2008	2007	2009	2008	2007
Service cost	$3,484	$2,942	$3,314	$323	$255	$464
Interest cost	11,341	11,012	10,497	1,110	1,020	1,026
Expected return on plan assets	(8,510)	(12,652)	(12,846)	-	-	-
Amortization of prior service cost (credit)	247	305	368	(99)	(99)	168
Recognized net actuarial loss (gain)	8,212	879	1,911	-	(142)	(22)
Net periodic cost	$14,774	$2,486	$3,244	$1,334	$1,034	$1,636

The assumptions used to determine the net periodic cost for the years ended December 31, 2009 and 2008 are as follows:

			Expected Return		Rate of
	Discount Rate		on Plan Assets		Compensation Increase
	2009	2008	2009	2008	2009	2008
Pension Benefit Plans:
Astoria Federal Pension Plan	5.92%	6.45%	8.00%	8.00%	5.10%	5.10%
Astoria Federal Excess Benefit and
Supplemental Benefit Plans	6.25	6.34	N/A	N/A	6.10	6.10
Astoria Federal Directors’ Retirement Plan	6.34	6.22	N/A	N/A	4.00	4.00
Greater Directors’ Retirement Plan	6.08	5.83	N/A	N/A	N/A	N/A
LIB Directors' Retirement Plan	5.43	5.32	N/A	N/A	N/A	N/A
Other Postretirement Benefit Plan:
Astoria Federal Retiree Health Care Plan	6.03	6.42	N/A	N/A	N/A	N/A

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

To determine the expected return on plan assets, we consider the long-term historical return information on plan assets, the mix of investments that comprise plan assets and the historical returns on indices comparable to the fund classes in which the plan invests.

The assumed health care cost trend rates are as follows:

	At December 31,
	2009	2008
Health care cost trend rate assumed for next year	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2015
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage	One Percentage
(In Thousands)	Point Increase	Point Decrease
Effect on total service and interest cost components	$229	$(180)
Effect on the postretirement benefit obligation	2,546	(2,046)

During 2009, we did not make any contributions to the Astoria Federal Pension Plan.  We expect to contribute approximately $2.5 million to the Astoria Federal Pension Plan during 2010 in accordance with funding regulations and laws and to avoid benefit restrictions.  No pension plan assets are expected to be returned to us.

Total benefits expected to be paid under our defined benefit pension plans and other postretirement benefit plan as of December 31, 2009, which reflect expected future service, as appropriate, are as follows:

	Pension	Other Postretirement
Year	Benefits	Benefits
	(In Thousands)
2010	$18,402	$1,163
2011	12,590	1,153
2012	11,606	1,135
2013	10,828	1,131
2014	11,007	1,133
2015-2019	66,577	5,953

The Astoria Federal Pension Plan’s assets are carried at fair value on a recurring basis.  Other than the Astoria Financial Corporation common stock, the plan assets are managed by Prudential Retirement Insurance and Annuity Company, or PRIAC.  The asset allocations, by asset category, for the Astoria Federal Pension Plan are as follows:

	At December 31,
(In Thousands)	2009	2008
PRIAC Pooled Separate Accounts (1)	$105,930	$93,036
Astoria Financial Corporation common stock	10,028	12,744
PRIAC Guaranteed Deposit Account	4,992	4,939
Cash	13	60
Total	$120,963	$110,779

(1)
At December 31, 2009, consists of 42% large-cap equity securities, 35% debt securities, 10% international equities, 8% small-cap equity securities and 5% mid-cap equity securities and at December 31, 2008, consists of 41% large-cap equity securities, 37% debt securities, 9% small-cap equity securities, 8% international equities and 5% mid-cap equity securities.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The overall strategy of the Astoria Federal Pension Plan investment policy is to have a diverse portfolio that reasonably spans established risk/return levels, preserves liquidity and provides long-term investment returns equal to or greater than the actuarial assumptions.  The strategy allows for a moderate risk approach in order to achieve greater long-term asset growth.  The asset mix within the various insurance company pooled separate accounts and trust company trust funds can vary but should not be more than 80% in equity securities, 50% in debt securities and 25% in liquidity funds. Within equity securities, the mix is further clarified to have ranges not to exceed 10% in any one company, 30% in any one industry, 50% in funds that mirror the S&P 500, 50% in large-cap equity securities, 20% in mid-cap equity securities, 20% in small-cap equity securities and 10% in international equities.  In addition, up to 15% of total plan assets may be held in Astoria Financial Corporation common stock.  However, the Astoria Federal Pension Plan will not acquire Astoria Financial Corporation common stock to the extent that, immediately after the acquisition, such common stock would represent more than 10% of total plan assets.

The Astoria Federal Pension Plan groups its assets at fair values in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.  These levels are described in Note 18.  The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

PRIAC Pooled Separate Accounts
The fair value of the Astoria Federal Pension Plan’s investments in the PRIAC Pooled Separate Accounts is based on the fair value of the underlying securities included in the pooled accounts which consist of equity securities and bonds.  Investments in these accounts are represented by units and a per unit value.  The unit values are calculated by PRIAC.  For the underlying equity securities, PRIAC obtains closing market prices for those securities traded on a national exchange.  For bonds, PRIAC obtains prices from a third party pricing service using inputs such as benchmark yields, reported trades, broker/dealer quotes and issuer spreads.  Prices are reviewed by PRIAC and are challenged if PRIAC believes the price is not reflective of fair value.  These investments are included in Level 2.

Astoria Financial Corporation common stock
The fair value of the Astoria Federal Pension Plan’s investment in Astoria Financial Corporation common stock is obtained from a quoted market price in an active market and, as such, is classified as Level 1.

PRIAC Guaranteed Deposit Account
The fair value of the Astoria Federal Pension Plan’s investments in the PRIAC Guaranteed Deposit Account approximates the fair value of the underlying investments by discounting expected future investment cash flows from both investment income and repayment of principal for each investment purchased directly for the general account.  The discount rates assumed in the calculation reflect both the current level of market rates and spreads appropriate to the quality, average life and type of investment being valued.  This investment is included in Level 3.

The following table provides the level of valuation assumptions used to determine the carrying value of the Astoria Federal Pension Plan’s assets which are measured at fair value on a recurring basis at December 31, 2009.

	Carrying Value at December 31, 2009
(In Thousands)	Total	Level 1	Level 2	Level 3
PRIAC Pooled Separate Accounts	$105,930	$-	$105,930	$-
Astoria Financial Corporation common stock	10,028	10,028	-	-
PRIAC Guaranteed Deposit Account	4,992	-	-	4,992
Cash	13	13	-	-
Total	$120,963	$10,041	$105,930	$4,992

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth a summary of changes in the fair value of the Astoria Federal Pension Plan’s level 3 assets for the year ended December 31, 2009.

(In Thousands)	Level 3 Assets
Fair value at beginning of year	$4,939
Total net gain (realized and unrealized) included in change in net assets (1)	852
Purchases and sales, net	(799)
Fair value at end of year	$4,992

(1)  Includes $54,000 unrealized loss related to assets held at December 31, 2009.

Incentive Savings Plan

Astoria Federal maintains a 401(k) incentive savings plan, or the 401(k) Plan, which provides for contributions by both Astoria Federal and its participating employees.  Under the 401(k) Plan, which is a qualified, defined contribution pension plan, participants may contribute up to 15% of their pre-tax base salary, generally not to exceed $16,500 for the calendar year ended December 31, 2009.  Matching contributions, if any, may be made at the discretion of Astoria Federal.  No matching contributions were made for 2009, 2008 and 2007.  Participants vest immediately in their own contributions and after a period of five years for Astoria Federal contributions.

Employee Stock Ownership Plan

Astoria Federal maintains an ESOP for its eligible employees, which is also a defined contribution pension plan.  To fund the purchase of the ESOP shares, the ESOP borrowed funds from us.  The ESOP loans bear an interest rate of 6.00%, mature on December 31, 2029 and are collateralized by our common stock purchased with the loan proceeds.   Astoria Federal makes scheduled contributions to fund debt service.  The ESOP loans had an aggregated outstanding principal balance of $24.2 million at December 31, 2009 and $28.6 million at December 31, 2008.

Shares purchased by the ESOP are held in trust for allocation among participants as the loans are repaid.  Pursuant to the loan agreements, the number of shares released annually is based upon a specified percentage of aggregate eligible payroll for our covered employees.  Shares allocated to participants totaled 908,033 for the year ended December 31, 2009, 548,723 for the year ended December 31, 2008 and 394,527 for the year ended December 31, 2007.  Through December 31, 2009, 10,763,927 shares have been allocated to participants.  As of December 31, 2009, 4,304,635 shares which had a fair value of $53.5 million remain unallocated.

In addition to shares allocated, Astoria Federal makes an annual cash contribution to participant accounts.  This cash contribution totaled $1.5 million for the year ended December 31, 2009, $2.3 million for the year ended December 31, 2008 and $2.6 million for the year ended December 31, 2007.  Beginning in 2010, the cash contribution will be in an amount equal to dividends paid on unallocated shares.

Astoria Federal’s contributions may be reduced by dividends paid on unallocated shares and investment earnings realized on such dividends.  Dividends paid on unallocated shares, which reduced Astoria Federal’s contribution to the ESOP, totaled $2.7 million for the year ended December 31, 2009, $6.0 million for the year ended December 31, 2008 and $6.4 million for the year ended December 31, 2007.

Compensation expense related to the ESOP totaled $10.3 million for the year ended December 31, 2009, $14.3 million for the year ended December 31, 2008 and $13.0 million for the year ended December 31, 2007.

(16)	Stock Incentive Plans

Under the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan, 5,250,000 shares were reserved for option, restricted stock and/or stock appreciation right grants, of which 2,103,389 shares remain available for issuance of future grants at December 31, 2009.  Employee grants generally occur annually, upon approval by our board of directors, on the third business day after we issue a press release announcing annual financial results for the prior year.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

During 2009, 1,126,280 shares of restricted stock were granted to select officers, of which 204,570 shares vest one-third per year and 921,710 shares vest one-fifth per year on December 15, beginning December 15, 2009.  During 2008, 380,400 shares of restricted stock were granted to select officers, of which 311,500 shares vest 100% on the fifth anniversary of the grant date and 68,900 shares vest 30% on the first anniversary of the grant date, 30% on the second anniversary of the grant date and 40% on the third anniversary of the grant date.  No restricted stock was granted in 2007.  Restricted stock granted in 2006 vests approximately five years after the grant date.  Options and restricted stock granted in 2005 vested in January 2009.  There were no option grants subsequent to 2005.  Pursuant to the terms of the options granted under the 2005 Employee Stock Plan, such options have a maximum term of seven years, while options previously granted to employees under plans other than the 2005 Employee Stock Plan have a maximum term of ten years.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2005 Employee Stock Plan, all options and restricted stock granted pursuant to such plan immediately vest.  Additionally, certain grants have accelerated vesting provisions in the event the grantee terminates his/her employment due to retirement, at or after normal retirement age as specified in such grants.  Options granted under all plans were granted in tandem with limited stock appreciation rights exercisable only in the event we experience a change in control, as defined by the plans.

Under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, or the 2007 Director Stock Plan, 100,000 shares of common stock were reserved for restricted stock grants, of which 47,952 shares of restricted stock were granted in 2009 and 37,608 shares remain available at December 31, 2009 for issuance of future grants.  Annual awards and discretionary grants, as such terms are defined in the plan, are authorized under the 2007 Director Stock Plan.  Annual awards to non-employee directors occur on the third business day after we issue a press release announcing annual financial results for the prior year.  Discretionary grants may be made to eligible directors from time to time as consideration for services rendered or promised to be rendered.  Such grants are made on such terms and conditions as determined by a committee of independent directors.

Under the 2007 Director Stock Plan, restricted stock granted vests approximately three years after the grant date, although awards immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.  Shares awarded will be forfeited in the event a recipient ceases to be a director prior to the vest date for any reason other than death, disability, mandatory retirement, involuntary termination or a change in control, as defined in the plan.  Under prior plans involving option grants to non-employee directors, all options granted have a maximum term of ten years and were exercisable immediately on their grant date.  Options granted under all plans were granted in tandem with limited stock appreciation rights exercisable only in the event we experience a change in control, as defined by the plans.

Restricted stock activity in our stock incentive plans for the year ended December 31, 2009 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	846,422	$27.63
Granted	1,174,232	8.20
Vested	(475,244)	(17.39)
Forfeited	(22,990)	(15.60)
Nonvested at end of year	1,522,420	16.02

The aggregate fair value on the vest date of restricted stock awards which vested during the year ended December 31, 2009 totaled $6.1 million.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Option activity in our stock incentive plans for the year ended December 31, 2009 is summarized as follows:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at beginning of year	8,758,089	$21.67
Exercised	(54,359)	(11.29)
Expired	(646,900)	(12.27)
Outstanding and exercisable at end of year	8,056,830	22.49

At December 31, 2009, options outstanding and exercisable had a weighted average remaining contractual term of approximately 3.2 years and an aggregate intrinsic value of approximately $38,000.

The aggregate intrinsic value of options exercised totaled $103,000 during the year ended December 31, 2009, $4.2 million during the year ended December 31, 2008 and $5.5 million during the year ended December 31, 2007.  Shares issued upon the exercise of stock options are issued from treasury stock.  We have an adequate number of treasury shares available for future stock option exercises.

During the year ended December 31, 2007, 48,000 options were granted to outside directors with a grant date fair value of $4.88 per share.   The Black-Scholes option pricing model was used to estimate the per share fair value of option grants on the date of grant using an expected dividend yield of 3.50%, an expected stock price volatility of 19.59%, a risk-free interest rate based upon equivalent-term U.S. Treasury rates of 4.63% and an expected option term of five years. Such assumptions were based on our analyses of our historical experience and our judgments regarding future option exercise experience and market conditions.  These assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  The Black-Scholes option pricing model also contains certain inherent limitations when applied to options which are not immediately exercisable and are not traded on public markets.

Stock-based compensation expense recognized for stock options and restricted stock totaled $3.8 million, net of taxes of $2.0 million, for the year ended December 31, 2009, $5.0 million, net of taxes of $2.7 million, for the year ended December 31, 2008 and $3.8 million, net of taxes of $2.1 million, for the year ended December 31, 2007.  At December 31, 2009, pre-tax compensation cost related to all nonvested awards of restricted stock not yet recognized totaled $15.6 million and will be recognized over a weighted average period of approximately 3.0 years.

Pre-tax stock-based compensation cost includes $27,000 for the year ended December 31, 2009, $1.2 million for the year ended December 31, 2008 and $1.1 million for the year ended December 31, 2007 related to options and restricted stock awards granted to retirement-eligible employees prior to our adoption of the revised equity based compensation accounting guidance effective January 1, 2006.  Compensation cost for such awards was recognized over the stated vesting period.

(17)	Regulatory Matters

Federal law requires that savings associations, such as Astoria Federal, maintain minimum capital requirements.  These capital standards are required to be no less stringent than standards applicable to national banks.  At December 31, 2009 and 2008, Astoria Federal was in compliance with all regulatory capital requirements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth information regarding the regulatory capital requirements applicable to Astoria Federal.

	At December 31, 2009
	Capital		Actual		Excess
(Dollars in Thousands)	Requirement	%	Capital	%	Capital	%
Tangible	$300,081	1.50%	$1,377,589	6.89%	$1,077,508	5.39%
Leverage	800,216	4.00	1,377,589	6.89	577,373	2.89
Risk-based	940,122	8.00	1,526,762	12.99	586,640	4.99

	At December 31, 2008
	Capital		Actual		Excess
(Dollars in Thousands)	Requirement	%	Capital	%	Capital	%
Tangible	$326,930	1.50%	$1,393,744	6.39%	$1,066,814	4.89%
Leverage	871,813	4.00	1,393,744	6.39	521,931	2.39
Risk-based	1,006,859	8.00	1,512,773	12.02	505,914	4.02

Astoria Federal’s Tier I risk-based capital ratio was 11.72% at December 31, 2009 and 11.07% at December 31, 2008.

The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established a system of prompt corrective action to resolve the problems of undercapitalized institutions.  The regulators adopted rules which require them to take action against undercapitalized institutions, based upon the five categories of capitalization which FDICIA created: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  The rules adopted generally provide that an insured institution whose total risk-based capital ratio is 10% or greater, Tier 1 risk-based capital ratio is 6% or greater, leverage capital ratio is 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Federal Deposit Insurance Corporation shall be considered a “well capitalized” institution.  As of December 31, 2009 and 2008, Astoria Federal was a “well capitalized” institution.

(18)	Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Our securities available-for-sale are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as MSR, loans receivable, certain assets held-for-sale and REO.  These non-recurring fair value adjustments involve the application of lower of cost or market accounting or write-downs of individual assets.  Additionally, in connection with our mortgage banking activities we have commitments to fund loans held-for-sale and commitments to sell loans, which are considered free-standing derivative instruments, the fair values of which are not material to our financial condition or results of operations.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, with additional considerations when the volume and level of activity for an asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly.  GAAP requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

Securities available-for-sale
Our available-for-sale securities portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders' equity.

Residential mortgage-backed securities
Substantially all of our securities available-for-sale portfolio consists of mortgage-backed securities.  The fair values for these securities are obtained from an independent nationally recognized pricing service. Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, available trade information, bids, offers, reference data, monthly payment information and collateral performance.  At December 31, 2009, 97% of our available-for-sale residential mortgage-backed securities portfolio was comprised of GSE securities for which an active market exists for similar securities, making observable inputs readily available.

We analyze changes in the pricing service fair values from month to month taking into consideration changes in market conditions including changes in mortgage spreads, changes in treasury yields and changes in generic pricing on fifteen year and thirty year securities.  Each month we conduct a review of the estimated values of our fixed rate REMICs and CMOs available-for-sale which represent substantially all of these securities priced by our pricing service.  We generate prices based upon a “spread matrix” approach for estimating values.  Market spreads are obtained from independent third party firms who trade these types of securities.  Any notable differences between the pricing service prices and “spread matrix” prices on individual securities are analyzed further, including a review of prices provided by other independent parties, a yield analysis and review of average life changes using Bloomberg analytics and a review of historical pricing on the particular security.  Based upon our review of the prices provided by our pricing service, the fair values of securities incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

Other securities
The fair values of the other securities in our available-for-sale portfolio are obtained from quoted market prices for identical instruments in active markets and, as such, are classified as Level 1.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at December 31, 2009.

	Carrying Value at December 31, 2009
(In Thousands)	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$796,240	$-	$796,240	$-
Non-GSE issuance REMICs and CMOs	26,269	-	26,269	-
GSE pass-through certificates	34,375	-	34,375	-
Other securities	3,810	3,810	-	-
Total securities available-for-sale	$860,694	$3,810	$856,884	$-

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

REO, net
The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at December 31, 2009.

					Losses
					For the Year
	Carrying Value at December 31, 2009				Ended
(In Thousands)	Total	Level 1	Level 2	Level 3	December 31, 2009
Non-performing loans held-for-sale, net (1)	$6,865	$-	$-	$6,865	$7,835
Impaired loans (2)	145,250	-	-	145,250	42,372
MSR, net	8,850	-	-	8,850	-
REO, net (3)	43,958	-	-	43,958	17,537
Total	$204,923	$-	$-	$204,923	$67,744

(1)
Losses for the year ended December 31, 2009 were charged against the allowance for loan losses in the case of a write-down upon the reclassification of a loan to held-for-sale.  Losses subsequent to the reclassification of a loan to held-for-sale were charged to other non-interest income.

(2)	Losses for the year ended December 31, 2009 were charged against the allowance for loan losses.
(3)
Losses for the year ended December 31, 2009 were charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to REO.  Losses subsequent to the transfer of a loan to REO were charged to REO expense.

(19)	Fair Value of Financial Instruments

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The following table summarizes the carrying amounts and estimated fair values of our financial instruments which are carried on the consolidated statements of financial condition at either cost or at lower of cost or fair value, in accordance with GAAP, and not measured or recorded at fair value on a recurring basis.

	At December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Repurchase agreements	$40,030	$40,030	$24,060	$24,060
Securities held-to-maturity	2,317,885	2,367,520	2,646,862	2,643,955
FHLB-NY stock	178,929	178,929	211,900	211,900
Loans held-for-sale, net (1)	34,274	34,585	5,272	5,391
Loans receivable, net (1)	15,586,673	16,030,427	16,593,415	16,843,033
MSR, net (1)	8,850	8,866	8,216	8,236

Financial Liabilities:
Deposits	12,812,238	12,978,569	13,479,924	13,636,753
Borrowings, net	5,877,834	6,332,288	6,965,274	7,567,454

(1)  Includes totals for assets measured at fair value on a non-recurring basis as disclosed in Note 18.

Methods and assumptions used to estimate fair values are as follows:

Repurchase agreements
The carrying amounts of repurchase agreements approximate fair values since all mature in one month or less.

Securities held-to-maturity
The fair values for substantially all of our securities held-to-maturity are obtained from an independent nationally recognized pricing service using similar methods and assumptions as used for our securities available-for-sale which are described further in Note 18.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

This technique of estimating fair value is extremely sensitive to the assumptions and estimates used.  While we have attempted to use assumptions and estimates which are the most reflective of the loan portfolio and the current market, a greater degree of subjectivity is inherent in determining these fair values than for fair values obtained from formal trading marketplaces.  In addition, our valuation method for loans, which is consistent with accounting guidance, does not fully incorporate an exit price approach to fair value.

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

Astoria Financial Corporation - Condensed Statements of Financial Condition

	At December 31,
(In Thousands)	2009	2008
Assets:
Cash	$2	$5
Repurchase agreements	40,030	24,060
ESOP loans receivable	24,245	28,565
Other assets	606	437
Investment in Astoria Federal	1,538,084	1,525,925
Investment in AF Insurance Agency, Inc.	1,106	874
Investment in Astoria Capital Trust I	3,929	3,929
Total assets	$1,608,002	$1,583,795
Liabilities and stockholders’ equity:
Other borrowings, net	$377,834	$377,274
Other liabilities	3,497	3,563
Amounts due to subsidiaries	18,057	21,189
Stockholders' equity	1,208,614	1,181,769
Total liabilities and stockholders’ equity	$1,608,002	$1,583,795

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation - Condensed Statements of Income

	For the Year Ended December 31,
(In Thousands)	2009	2008	2007
Interest income:
Repurchase agreements	$47	$627	$1,759
ESOP loans receivable	1,714	1,845	1,923
Total interest income	1,761	2,472	3,682
Interest expense on borrowings	27,453	28,283	29,858
Net interest expense	25,692	25,811	26,176
Non-interest income	-	-	-
Cash dividends from subsidiaries	82,064	148,800	162,300
Non-interest expense:
Compensation and benefits	3,989	3,730	3,192
Other	2,865	2,947	2,720
Total non-interest expense	6,854	6,677	5,912
Income before income taxes and equity in
overdistributed earnings of subsidiaries	49,518	116,312	130,212
Income tax benefit	11,307	11,287	13,293
Income before equity in overdistributed
earnings of subsidiaries	60,825	127,599	143,505
Equity in overdistributed earnings
of subsidiaries (1)	(33,141)	(52,257)	(18,683)
Net income	$27,684	$75,342	$124,822

(1)	The equity in overdistributed earnings of subsidiaries represents dividends paid to us in excess of our subsidiaries' earnings.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation - Condensed Statements of Cash Flows

	For the Year Ended December 31,
(In Thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$27,684	$75,342	$124,822
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in overdistributed earnings of
subsidiaries	33,141	52,257	18,683
Amortization of premiums and deferred costs	890	945	986
Increase in other assets, net of other liabilities
and amounts due to subsidiaries	(2,486)	(8,695)	(9,479)
Net cash provided by operating activities	59,229	119,849	135,012
Cash flows from investing activities:
Principal payments on ESOP loans receivable	4,320	2,189	1,298
Principal payments on securities available-for-sale	-	-	125
Net cash provided by investing activities	4,320	2,189	1,423
Cash flows from financing activities:
Repayments of borrowings with original terms greater
than three months	-	(20,000)	(20,000)
Common stock repurchased	-	(18,090)	(80,055)
Cash dividends paid to stockholders	(47,758)	(93,811)	(95,176)
Cash received for options exercised	578	8,042	9,170
Tax benefit (shortfall) excess from share-based
payment arrangements, net	(402)	1,667	2,148
Net cash used in financing activities	(47,582)	(122,192)	(183,913)
Net increase (decrease) in cash and cash equivalents	15,967	(154)	(47,478)
Cash and cash equivalents at beginning of year	24,065	24,219	71,697
Cash and cash equivalents at end of year	$40,032	$24,065	$24,219

Supplemental disclosure:
Cash paid during the year for interest	$26,563	$28,096	$29,631

QUARTERLY RESULTS O F OPERATIONS (Unaudited)

	For the Year Ended December 31, 2009
	First		Second		Third	Fourth
(In Thousands, Except Per Share Data)	Quarter		Quarter		Quarter	Quarter
Interest income	$267,038		$253,297		$242,102	$235,104
Interest expense	155,361		144,243		139,019	130,149
Net interest income	111,677		109,054		103,083	104,955
Provision for loan losses	50,000		50,000		50,000	50,000
Net interest income after provision for loan losses	61,677		59,054		53,083	54,955
Non-interest income	15,942	(1)	20,430		20,080	23,349
Total income	77,619		79,484		73,163	78,304
General and administrative expense	63,961		76,021	(2)	63,239	66,835
Income before income tax expense	13,658		3,463		9,924	11,469
Income tax expense	4,862		763		1,876	3,329
Net income	$8,796		$2,700		$8,048	$8,140
Basic earnings per common share	$0.10		$0.03		$0.09	$0.09
Diluted earnings per common share	$0.10		$0.03		$0.09	$0.09

(1)	Includes a $5.3 million OTTI charge.
(2)	Includes a $9.9 million FDIC special assessment.

	For the Year Ended December 31, 2008
	First	Second	Third		Fourth
(In Thousands, Except Per Share Data)	Quarter	Quarter	Quarter		Quarter
Interest income	$272,096	$266,639	$273,942		$277,034
Interest expense	191,310	174,059	166,869		162,089
Net interest income	80,786	92,580	107,073		114,945
Provision for loan losses	4,000	7,000	13,000		45,000
Net interest income after provision for loan losses	76,786	85,580	94,073		69,945
Non-interest income (loss)	22,437	24,833	(55,298	) (3)	19,208
Total income	99,223	110,413	38,775		89,153
General and administrative expense	58,229	59,982	58,804		56,245
Income (loss) before income tax expense (benefit)	40,994	50,431	(20,029)		32,908
Income tax expense (benefit)	12,091	16,981	(3,570)		3,460	(4)
Net income (loss)	$28,903	$33,450	$(16,459)		$29,448
Basic earnings (loss) per common share	$0.32	$0.37	$(0.19)		$0.33
Diluted earnings (loss) per common share	$0.32	$0.37	$(0.19)		$0.32

(3)	Includes a $77.7 million OTTI charge.
(4)	Includes a $7.4 million tax adjustment related to the third quarter 2008 OTTI charge.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

3.1	Certificate of Incorporation of Astoria Financial Corporation, as amended effective as of June 3, 1998 and as further amended on September 6, 2006 and September 20, 2006. (1)

3.2	Bylaws of Astoria Financial Corporation, as amended March 19, 2008. (2)

4.1	Astoria Financial Corporation Specimen Stock Certificate. (3)

4.2	Federal Stock Charter of Astoria Federal Savings and Loan Association. (4)

4.3	Bylaws of Astoria Federal Savings and Loan Association, as amended effective August 19, 2009. (5)

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

10.8
Letter dated August 29, 2008 from Astoria Financial Corporation to Astoria Federal Savings and Loan Association Employee Stock Ownership Plan Trust regarding Amended and Restated Loan Agreement entered into as of January 1, 2000. (9)

Exhibits 10.9 through 10.54 are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(c) of this report.

10.9
Astoria Federal Savings and Loan Association and Astoria Financial Corporation Directors’ Retirement Plan, as amended and restated effective April 1, 2006 and further amended and restated effective January 1, 2009. (10)

10.10	The Long Island Bancorp, Inc., Non-Employee Directors Retirement Benefit Plan, as amended June 24, 1997 and as further Amended December 31, 2008. (10)

10.11	Astoria Financial Corporation Death Benefit Plan for Outside Directors. (3)

10.12	Astoria Financial Corporation Death Benefit Plan for Outside Directors - Amendment No. 1. (10)

10.13	Deferred Compensation Plan for Directors of Astoria Financial Corporation as Amended Effective January 1, 2009. (10)

10.14	1999 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as amended December 29, 2005. (11)

Exhibit No.	Identification of Exhibit

10.15	1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, as amended December 29, 2005. (11)

10.16	2003 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as amended December 29, 2005. (11)

10.17	2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (12)

10.18	Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (13)

10.19
Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and George L. Engelke, Jr. utilized in connection with the award dated December 20, 2006 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (14)

10.20
Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients other than George L. Engelke, Jr. utilized in connection with awards dated December 20, 2006 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (14)

10.21
Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and George L. Engelke, Jr. utilized in connection with the award dated January 28, 2008 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (15)

10.22
Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and Arnold K. Greenberg utilized in connection with the award dated January 28, 2008 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (15)

10.23
Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients other than George L. Engelke, Jr. and Arnold K. Greenberg utilized in connection with awards dated January 28, 2008 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (15)

10.24
Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards dated January 28, 2008 pursuant to the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (15)

10.25
Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (16)

Exhibit No.	Identification of Exhibit

10.26
Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the Astoria Financial Corporation 2007 Non-employee Director Stock Plan. (16)

10.27	Astoria Federal Savings and Loan Association Annual Incentive Plan for Select Executives. (17)

10.28	Amendment No. 1 to the Astoria Federal Savings and Loan Association Annual Incentive Plan for Select Executives effective December 31, 2008, dated November 12, 2009. (*)

10.29	Astoria Financial Corporation Executive Officer Annual Incentive Plan, as amended. (18)

10.30	Astoria Financial Corporation Amended and Restated Employment Agreement with George L. Engelke, Jr., entered into as of January 1, 2009. (10)

10.31	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with George L. Engelke, Jr., entered into as of January 1, 2009. (10)

10.32	Astoria Financial Corporation Amended and Restated Employment Agreement with Gerard C. Keegan, entered into as of January 1, 2009. (10)

10.33	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Gerard C. Keegan, entered into as of January 1, 2009. (10)

10.34	Astoria Financial Corporation Amended and Restated Employment Agreement with Arnold K. Greenberg entered into as of January 1, 2009. (10)

10.35	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Arnold K. Greenberg, entered into as of January 1, 2009. (10)

10.36	Astoria Financial Corporation Amended and Restated Employment Agreement with Gary T. McCann, entered into as of January 1, 2009. (10)

10.37	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Gary T. McCann, entered into as of January 1, 2009. (10)

10.38	Astoria Financial Corporation Amended and Restated Employment Agreement with Monte N. Redman entered into as of January 1, 2009. (10)

10.39	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Monte N. Redman, entered into as of January 1, 2009. (10)

10.40	Astoria Financial Corporation Amended and Restated Employment Agreement with Alan P. Eggleston entered into as of January 1, 2009. (10)

10.41	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Alan P. Eggleston, entered into as of January 1, 2009. (10)

10.42	Astoria Financial Corporation Amended and Restated Employment Agreement with Frank E. Fusco, entered into as of January 1, 2009. (10)

Exhibit No.	Identification of Exhibit

10.43	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Frank E. Fusco, entered into as of January 1, 2009. (10)

10.44
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Josie Callari. (10)

10.45
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert J. DeStefano. (10)

10.46
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert T. Volk. (10)

10.47
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Ira M. Yourman. (10)

10.48
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Brian T. Edwards. (10)

10.49
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Anthony S. DiCostanzo. (10)

10.50
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Thomas E. Lavery. (10)

10.51
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and William J. Mannix, Jr. (10)

10.52	Astoria Federal Savings and Loan Association Excess Benefit Plan, as amended effective January 1, 2009. (10)

10.53	Astoria Federal Savings and Loan Association Supplemental Benefit Plan, as amended effective January 1, 2009. (10)

10.54	Astoria Federal Savings and Loan Association’s Amended and Restated Retirement Medical and Dental Benefit Policy for Senior Officers (Vice Presidents & Above). (10)

12.1	Statement regarding computation of ratios. (*)

21.1	Subsidiaries of Astoria Financial Corporation. (*)

23.1	Consent of Independent Registered Public Accounting Firm. (*)

31.1	Certifications of Chief Executive Officer. (*)

31.2	Certifications of Chief Financial Officer. (*)

Exhibit No.	Identification of Exhibit

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

99.1	Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2010, which will be filed with the SEC within 120 days from December 31, 2009, is incorporated herein by reference.

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

(5)
Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Securities and Exchange Commission on November 6, 2009 (File Number 001-11967).

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

(10)
Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009 (File Number 001-11967).

(11)
Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 10, 2006 (File Number 001-11967).

(12)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement filed with the Securities and Exchange Commission on April 11, 2005 (File Number 001-11967).

(13)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 10, 2007 (File Number 001-11967).

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

(15)
Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 9, 2008 (File Number 001-11967).

(16)
Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 8, 2009 (File Number 001-11967).

(17)
Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 24, 1999 (File Number 000-22228).

(18)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 13, 2009 (File Number 001-11967).