Form 10-Q
period 2010-03-31
ASTORIA FINANCIAL CORP
filed 2010-05-07
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, April 30, 2010

.01 Par Value	97,895,929

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	(Unaudited)
(In Thousands, Except Share Data)	At March 31, 2010	At December 31, 2009
Assets:
Cash and due from banks	$54,818	$71,540
Repurchase agreements	54,400	40,030
Available-for-sale securities:
Encumbered	732,662	798,367
Unencumbered	58,960	62,327
	791,622	860,694
Held-to-maturity securities, fair value of $2,435,777 and $2,367,520, respectively:
Encumbered	1,916,890	1,955,163
Unencumbered	462,253	362,722
	2,379,143	2,317,885
Federal Home Loan Bank of New York stock, at cost	178,090	178,929
Loans held-for-sale, net	23,637	34,274
Loans receivable:
Mortgage loans, net	15,308,082	15,447,115
Consumer and other loans, net	329,726	333,607
	15,637,808	15,780,722
Allowance for loan losses	(210,748)	(194,049)
Loans receivable, net	15,427,060	15,586,673
Mortgage servicing rights, net	9,263	8,850
Accrued interest receivable	68,461	66,121
Premises and equipment, net	135,677	136,195
Goodwill	185,151	185,151
Bank owned life insurance	403,711	401,735
Real estate owned, net	49,302	46,220
Other assets	300,708	317,882
Total assets	$20,061,043	$20,252,179
Liabilities:
Deposits:
Savings	$2,110,356	$2,041,701
Money market	331,362	326,842
NOW and demand deposit	1,654,089	1,646,633
Liquid certificates of deposit	644,787	711,509
Certificates of deposit	7,944,241	8,085,553
Total deposits	12,684,835	12,812,238
Reverse repurchase agreements	2,400,000	2,500,000
Federal Home Loan Bank of New York advances	2,984,000	3,000,000
Other borrowings, net	377,927	377,834
Mortgage escrow funds	152,354	114,036
Accrued expenses and other liabilities	245,419	239,457
Total liabilities	18,844,535	19,043,565

Stockholders' Equity:
Preferred stock, $1.00 par value (5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, $.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 97,895,929 and 97,083,607 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	851,191	857,662
Retained earnings	1,823,683	1,829,199
Treasury stock (68,598,959 and 69,411,281 shares, at cost, respectively)	(1,417,575)	(1,434,362)
Accumulated other comprehensive loss	(27,539)	(29,779)
Unallocated common stock held by ESOP (4,071,488 and 4,304,635 shares, respectively)	(14,917)	(15,771)
Total stockholders' equity	1,216,508	1,208,614
Total liabilities and stockholders' equity	$20,061,043	$20,252,179

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
(In Thousands, Except Share Data)	2010	2009
Interest income:
Mortgage loans:
One-to-four family	$140,954	$162,940
Multi-family, commercial real estate and construction	51,125	56,614
Consumer and other loans	2,651	2,678
Mortgage-backed and other securities	31,347	43,104
Repurchase agreements and interest-earning cash accounts	15	16
Federal Home Loan Bank of New York stock	2,496	1,686
Total interest income	228,588	267,038
Interest expense:
Deposits	53,542	90,760
Borrowings	60,694	64,601
Total interest expense	114,236	155,361
Net interest income	114,352	111,677
Provision for loan losses	45,000	50,000
Net interest income after provision for loan losses	69,352	61,677
Non-interest income:
Customer service fees	13,293	14,839
Other loan fees	706	939
Gain on sales of securities	-	2,112
Other-than-temporary impairment write-down of securities	-	(5,300)
Mortgage banking income, net	1,557	496
Income from bank owned life insurance	1,976	1,979
Other	1,160	877
Total non-interest income	18,692	15,942
Non-interest expense:
General and administrative:
Compensation and benefits	35,251	34,000
Occupancy, equipment and systems	16,449	16,331
Federal deposit insurance premiums	6,597	3,905
Advertising	1,820	1,559
Other	8,142	8,166
Total non-interest expense	68,259	63,961
Income before income tax expense	19,785	13,658
Income tax expense	6,859	4,862
Net income	$12,926	$8,796
Basic earnings per common share	$0.14	$0.10
Diluted earnings per common share	$0.14	$0.10
Basic weighted average common shares	91,460,463	90,213,163
Diluted weighted average common and common equivalent shares	91,460,597	90,213,406

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Three Months Ended March 31, 2010

						Accumulated	Unallocated
			Additional			Other	Common
		Common	Paid-in	Retained	Treasury	Comprehensive	Stock Held
(In Thousands, Except Share Data)	Total	Stock	Capital	Earnings	Stock	Loss	by ESOP
Balance at December 31, 2009	$1,208,614	$1,665	$857,662	$1,829,199	$(1,434,362)	$(29,779)	$(15,771)

Comprehensive income:
Net income	12,926	-	-	12,926	-	-	-
Other comprehensive income, net of tax:
Net unrealized gain on securities	1,131	-	-	-	-	1,131	-
Reclassification of prior service cost	24	-	-	-	-	24	-
Reclassification of net actuarial loss	1,038	-	-	-	-	1,038	-
Reclassification of loss on cash flow hedge	47	-	-	-	-	47	-
Comprehensive income	15,166

Dividends on common stock ($0.13 per share)	(12,069)	-	106	(12,175)	-	-	-

Exercise of stock options and related tax benefit (12,000 shares issued)	126	-	14	(136)	248	-	-

Restricted stock grants (806,428 shares)	-	-	(10,484)	(6,181)	16,665	-	-

Tax benefit shortfall on stock-based compensation	(87)	-	(87)	-	-	-	-

Forfeitures of restricted stock (6,106 shares)	4	-	80	50	(126)	-	-

Stock-based compensation and allocation of ESOP stock	4,754	-	3,900	-	-	-	854

Balance at March 31, 2010	$1,216,508	$1,665	$851,191	$1,823,683	$(1,417,575)	$(27,539)	$(14,917)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
(In Thousands)	2010	2009
Cash flows from operating activities:
Net income	$12,926	$8,796
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on mortgage loans and mortgage-backed securities	8,024	4,352
Net amortization of deferred costs on consumer and other loans, other securities and borrowings	525	651
Net provision for loan and real estate losses	45,365	51,000
Depreciation and amortization	2,790	2,823
Net gain on sales of loans and securities	(1,054)	(2,757)
Other-than-temporary impairment write-down of securities	-	5,300
Originations of loans held-for-sale	(60,806)	(80,843)
Proceeds from sales and principal repayments of loans held-for-sale	79,762	44,411
Stock-based compensation and allocation of ESOP stock	4,758	4,155
(Increase) decrease in accrued interest receivable	(2,340)	1,583
Mortgage servicing rights amortization and valuation allowance adjustments, net	485	1,086
Bank owned life insurance income and insurance proceeds received, net	(1,976)	2,255
Decrease (increase) in other assets	16,309	(16,421)
Increase in accrued expenses and other liabilities	7,602	59,476
Net cash provided by operating activities	112,370	85,867
Cash flows from investing activities:
Originations of loans receivable	(725,457)	(377,824)
Loan purchases through third parties	(140,421)	(49,439)
Principal payments on loans receivable	936,420	666,817
Proceeds from sales of delinquent and non-performing loans	8,697	11,993
Purchases of securities held-to-maturity	(308,656)	-
Principal payments on securities held-to-maturity	247,081	210,680
Principal payments on securities available-for-sale	70,807	77,591
Proceeds from sales of securities available-for-sale	-	91,391
Net redemptions of Federal Home Loan Bank of New York stock	839	28,353
Proceeds from sales of real estate owned, net	15,355	7,713
Purchases of premises and equipment, net of proceeds from sales	(2,272)	(2,205)
Net cash provided by investing activities	102,393	665,070
Cash flows from financing activities:
Net (decrease) increase in deposits	(127,403)	149,254
Net decrease in borrowings with original terms of three months or less	(16,000)	(813,000)
Proceeds from borrowings with original terms greater than three months	200,000	185,000
Repayments of borrowings with original terms greater than three months	(300,000)	(200,000)
Net increase in mortgage escrow funds	38,318	24,849
Cash dividends paid to stockholders	(12,175)	(11,941)
Cash received for options exercised	112	252
Tax benefit excess (shortfall) from share-based payment arrangements, net	33	(897)
Net cash used in financing activities	(217,115)	(666,483)
Net (decrease) increase in cash and cash equivalents	(2,352)	84,454
Cash and cash equivalents at beginning of period	111,570	100,293
Cash and cash equivalents at end of period	$109,218	$184,747
Supplemental disclosures:
Cash paid during the period:
Interest	$108,826	$148,935
Income taxes	$4,660	$8,136
Additions to real estate owned	$18,802	$13,405
Loans transferred to held-for-sale	$16,860	$11,993

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In addition to Astoria Federal and AF Insurance Agency, Inc., we have another subsidiary, Astoria Capital Trust I, which is not consolidated with Astoria Financial Corporation for financial reporting purposes.  Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, and $3.9 million of common securities which are 100% owned by Astoria Financial Corporation, and using the proceeds to acquire Junior Subordinated Debentures issued by Astoria Financial Corporation.  The Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I.  The Junior Subordinated Debentures are prepayable, in whole or in part, at our option at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value.  The Capital Securities have the same prepayment provisions as the Junior Subordinated Debentures.  Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement relating to the Capital Securities.  See Note 10 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of our 2009 Annual Report on Form 10-K for restrictions on our subsidiaries’ ability to pay dividends to us.

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2010 and December 31, 2009, our results of operations for the three months ended March 31, 2010 and 2009, changes in our stockholders’ equity for the three months ended March 31, 2010 and our cash flows for the three months ended March 31, 2010 and 2009.  In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of March 31, 2010 and December 31, 2009, and amounts of revenues and expenses in the consolidated statements of income for the three months ended March 31, 2010 and 2009.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the remainder of the year.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2009 audited consolidated financial statements and related notes included in our 2009 Annual Report on Form 10-K.

2.	Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At March 31, 2010
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE (1) issuance REMICs and CMOs (2)	$708,794	$20,622	$(3)	$729,413
Non-GSE issuance REMICs and CMOs	25,872	-	(1,026)	24,846
GSE pass-through certificates	32,393	1,123	(5)	33,511
Total residential mortgage-backed securities	767,059	21,745	(1,034)	787,770
Freddie Mac preferred stock	-	3,826	-	3,826
Other securities	40	-	(14)	26
Total securities available-for-sale	$767,099	$25,571	$(1,048)	$791,622
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$2,051,130	$57,147	$(623)	$2,107,654
Non-GSE issuance REMICs and CMOs	71,617	23	(1,239)	70,401
GSE pass-through certificates	1,009	62	-	1,071
Total residential mortgage-backed securities	2,123,756	57,232	(1,862)	2,179,126
Obligations of U.S. government and GSEs	250,959	1,264	-	252,223
Obligations of states and political subdivisions	4,428	-	-	4,428
Total securities held-to-maturity	$2,379,143	$58,496	$(1,862)	$2,435,777

(1)  Government-sponsored enterprise
(2)  Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2009
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$777,098	$19,157	$(15)	$796,240
Non-GSE issuance REMICs and CMOs	27,165	3	(899)	26,269
GSE pass-through certificates	33,441	941	(7)	34,375
Total residential mortgage-backed securities	837,704	20,101	(921)	856,884
Freddie Mac preferred stock	-	3,784	-	3,784
Other securities	40	-	(14)	26
Total securities available-for-sale	$837,744	$23,885	$(935)	$860,694
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,979,296	$50,387	$-	$2,029,683
Non-GSE issuance REMICs and CMOs	82,014	33	(2,214)	79,833
GSE pass-through certificates	1,097	66	-	1,163
Total residential mortgage-backed securities	2,062,407	50,486	(2,214)	2,110,679
Obligations of U.S. government and GSEs	250,955	1,363	-	252,318
Obligations of states and political subdivisions	4,523	-	-	4,523
Total securities held-to-maturity	$2,317,885	$51,849	$(2,214)	$2,367,520

The following tables set forth the estimated fair values of securities with gross unrealized losses at March 31, 2010 and December 31, 2009, segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer.

			At March 31, 2010
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
GSE issuance REMICs and CMOs	$375	$(3)	$-	$-	$375	$(3)
Non-GSE issuance REMICs and CMOs	713	(34)	24,133	(992)	24,846	(1,026)
GSE pass-through certificates	657	(4)	132	(1)	789	(5)
Other securities	-	-	1	(14)	1	(14)
Total temporarily impaired securities available-for-sale	$1,745	$(41)	$24,266	$(1,007)	$26,011	$(1,048)
Held-to-maturity:
GSE issuance REMICs and CMOs	$45,335	$(623)	$-	$-	$45,335	$(623)
Non-GSE issuance REMICs and CMOs	-	-	63,823	(1,239)	63,823	(1,239)
Total temporarily impaired securities held-to-maturity	$45,335	$(623)	$63,823	$(1,239)	$109,158	$(1,862)

			At December 31, 2009
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
GSE issuance REMICs and CMOs	$1,489	$(15)	$-	$-	$1,489	$(15)
Non-GSE issuance REMICs and CMOs	549	(54)	25,557	(845)	26,106	(899)
GSE pass-through certificates	1,309	(4)	377	(3)	1,686	(7)
Other securities	-	-	1	(14)	1	(14)
Total temporarily impaired securities available-for-sale	$3,347	$(73)	$25,935	$(862)	$29,282	$(935)
Total temporarily impaired securities held-to-maturity:
Non-GSE issuance REMICs and CMOs	$-	$-	$70,589	$(2,214)	$70,589	$(2,214)

We held 43 securities which had an unrealized loss at March 31, 2010 and 46 at December 31, 2009.  At March 31, 2010 and December 31, 2009, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment is directly related to the change in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  None of the unrealized losses are related to credit losses.  Therefore, at March 31, 2010 and December 31, 2009, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

There were no other-than-temporary impairment, or OTTI, write-down of securities charges during the three months ended March 31, 2010.  During the three months ended March 31, 2009, we recorded a $5.3 million OTTI charge to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities.  Our analysis of the market value trends of these securities indicated that based on the duration of the unrealized loss and the unlikelihood of a near-term market value recovery, as of March 31, 2009, our Freddie Mac preferred securities were other-than-temporarily impaired and of such little value that a write-off of our remaining cost basis was warranted.  The securities’ market values totaled $3.8 million at March 31, 2010, which is recorded as an unrealized gain on our available-for-sale securities.  OTTI charges are included as a component of non-interest income in the consolidated statements of income.

For additional information regarding securities impairment, see “Critical Accounting Policies” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

There were no sales of securities from the available-for-sale portfolio during the three months ended March 31, 2010.  During the three months ended March 31, 2009, proceeds from sales of securities from the available-for-sale portfolio totaled $91.4 million resulting in gross realized gains of $2.1 million.  Gains and losses on the sale of all securities are determined using the specific identification method.

The amortized cost and estimated fair value of debt securities at March 31, 2010, by contractual maturity, excluding mortgage-backed securities, are summarized in the following table.  Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.  In addition, issuers of certain securities have the right to call obligations with or without prepayment penalties.

	At March 31, 2010
(In Thousands)	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$25	$25
Total available-for-sale	$25	$25
Held-to-maturity:
Due after one year through five years	$250,959	$252,223
Due after five years through ten years	4,428	4,428
Total held-to-maturity	$255,387	$256,651

The balance of accrued interest receivable for securities totaled $11.7 million at March 31, 2010 and $10.3 million at December 31, 2009.

As of March 31, 2010, the amortized cost of the callable securities in our portfolio totaled $251.0 million, all of which are callable within one year and at various times thereafter.

3.	Non-performing Loans Held-for-Sale, net

Non-performing loans held-for-sale are included in loans held-for-sale, net, and totaled $15.0 million, net of a $681,000 valuation allowance, as of March 31, 2010 and totaled $6.9 million, net of a $1.1 million valuation allowance, at December 31, 2009.

We sold certain delinquent and non-performing mortgage loans totaling $8.7 million, net of charge-offs of $3.3 million, during the three months ended March 31, 2010, consisting of multi-

family and commercial real estate loans, and $12.0 million, net of charge-offs of $7.1 million, during the three months ended March 31, 2009, consisting primarily of multi-family loans.  For the three months ended March 31, 2010, net gain on sales of non-performing loans totaled $5,000.  Net loss on sales of non-performing loans totaled $27,000 for the three months ended March 31, 2009.

4.	Loans Receivable, net

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

	At March 31, 2010		At December 31, 2009
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Mortgage loans (gross):
One-to-four family	$11,846,514	76.26%	$11,895,362	75.88%
Multi-family	2,490,070	16.03	2,559,058	16.33
Commercial real estate	851,113	5.48	866,804	5.53
Construction	20,853	0.13	23,599	0.15
Total mortgage loans	15,208,550	97.90	15,344,823	97.89
Consumer and other loans (gross):
Home equity	298,745	1.92	302,410	1.93
Commercial	13,894	0.09	13,588	0.09
Other	13,717	0.09	14,020	0.09
Total consumer and other loans	326,356	2.10	330,018	2.11
Total loans (gross)	15,534,906	100.00%	15,674,841	100.00%
Net unamortized premiums and deferred loan costs	102,902		105,881
Total loans	15,637,808		15,780,722
Allowance for loan losses	(210,748)		(194,049)
Total loans, net	$15,427,060		$15,586,673

Activity in the allowance for loan losses is summarized as follows:

(In Thousands)	For the Three Months Ended March 31, 2010
Balance at January 1, 2010	$194,049
Provision charged to operations	45,000
Charge-offs	(31,636)
Recoveries	3,335
Balance at March 31, 2010	$210,748

For additional information regarding the composition of our loan portfolio, non-performing loans and our allowance for loan losses, see “Asset Quality” in Item 2, “MD&A.”

5.	Income Taxes

Gross unrecognized tax benefits totaled $3.0 million at March 31, 2010 compared to $5.3 million at December 31, 2009.  The decrease was primarily a result of settlements with taxing authorities.  It is reasonably possible that additional decreases in gross unrecognized tax benefits totaling $1.1 million may occur in the next twelve months as a result of settlements with taxing authorities.  If realized, all of our unrecognized tax benefits at March 31, 2010 would affect our effective income tax rate.  After the related deferred tax effects, realization of those benefits would reduce income tax expense by $2.3 million.

In addition to the above unrecognized tax benefits, we have accrued liabilities for interest and penalties related to uncertain tax positions totaling $1.6 million at March 31, 2010 compared to $2.0 million at December 31, 2009.  The decrease was primarily a result of settlements with taxing authorities, partially offset by interest accrued during the three months ended March 31, 2010.  Realization of all of our unrecognized tax benefits would result in a further reduction in income tax expense of $1.1 million for the reversal of accrued interest and penalties, net of the related deferred tax effects.

6.	Earnings Per Share, or EPS

The following table is a reconciliation of basic and diluted EPS.

	For the Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2010	2009
Net income	$12,926	$8,796
Income allocated to participating securities (restricted stock)	(312)	(225)
Income attributable to common shareholders	$12,614	$8,571
Average number of common shares outstanding – basic	91,460	90,213
Dilutive effect of stock options (1)	1	-
Average number of common shares outstanding – diluted	91,461	90,213
Income per common share attributable to common shareholders:
Basic	$0.14	$0.10
Diluted	$0.14	$0.10

(1)
Excludes options to purchase 8,033,330 shares of common stock which were outstanding during the three months ended March 31, 2010 and options to purchase 8,680,865 shares of common stock which were outstanding during the three months ended March 31, 2009 because their inclusion would be anti-dilutive.

7.	Stock Incentive Plans

On February 1, 2010, 778,740 shares of restricted stock were granted to select officers under the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan, and 27,688 shares of restricted stock were granted to directors under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, or the 2007 Director Stock Plan.  Of the restricted stock granted to select officers, 135,720 shares vest one-third per year and 643,020 shares vest one-fifth per year on December 14th, beginning December 14, 2010.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2005 Employee Stock Plan, all restricted stock granted pursuant to such grants immediately vests.  The restricted stock granted in 2010 under the 2007 Director Stock Plan vests 100% on February 1, 2013, although awards will immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.

Restricted stock activity in our stock incentive plans for the three months ended March 31, 2010 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	1,522,420	$16.02
Granted	806,428	13.00
Vested	(21,470)	(25.13)
Forfeited	(6,106)	(13.16)
Nonvested at March 31, 2010	2,301,272	14.88

Stock-based compensation expense is recognized on a straight-line basis over the vesting period  and totaled $1.2 million, net of taxes of $640,000, for the three months ended March 31, 2010, and $899,000, net of taxes of $484,000, for the three months ended March 31, 2009.  At March 31, 2010, pre-tax compensation cost related to all nonvested awards of restricted stock not yet recognized totaled $24.2 million and will be recognized over a weighted average period of approximately 3.5 years.

8.	Pension Plans and Other Postretirement Benefits

The following table sets forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan.

			Other Postretirement
	Pension Benefits		Benefits
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
(In Thousands)	2010	2009	2010	2009
Service cost	$933	$871	$89	$81
Interest cost	2,899	2,812	283	267
Expected return on plan assets	(2,355)	(2,129)	-	-
Amortization of prior service cost (credit)	62	62	(25)	(25)
Recognized net actuarial loss	1,602	2,062	-	-
Net periodic cost	$3,141	$3,678	$347	$323

9.	Fair Value Measurements

On January 1, 2010, we adopted Accounting Standards Update, or ASU, 2010-06, “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements,” which amends Subtopic 820-10 of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, to require new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements and the roll forward of activity in Level 3 fair value measurements.  ASU 2010-06 also clarifies existing disclosure requirements regarding the level of disaggregation of each class of assets and liabilities within a line item in the statement of financial condition and clarifies that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 fair value measurements.  The update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets.  The new disclosures about the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  Since the provisions of ASU 2010-06 are disclosure related, our adoption of this guidance did not have an impact on our financial condition or results of operations.

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

Residential mortgage-backed securities
Substantially all of our securities available-for-sale portfolio consists of mortgage-backed securities.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  At March 31, 2010, 97% of our available-for-sale residential mortgage-backed securities portfolio was comprised of GSE securities for which an active market exists for similar securities, making observable inputs readily available.

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

The following tables set forth the carrying value of our assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurement falls at March 31, 2010 and December 31, 2009.

	Carrying Value at March 31, 2010
(In Thousands)	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$729,413	$-	$729,413	$-
Non-GSE issuance REMICs and CMOs	24,846	-	24,846	-
GSE pass-through certificates	33,511	-	33,511	-
Other securities	3,852	3,852	-	-
Total securities available-for-sale	$791,622	$3,852	$787,770	$-

	Carrying Value at December 31, 2009
(In Thousands)	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$796,240	$-	$796,240	$-
Non-GSE issuance REMICs and CMOs	26,269	-	26,269	-
GSE pass-through certificates	34,375	-	34,375	-
Other securities	3,810	3,810	-	-
Total securities available-for-sale	$860,694	$3,810	$856,884	$-

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Non-performing loans held-for-sale, net
Non-performing loans held-for-sale are comprised primarily of multi-family mortgage loans at March 31, 2010 and December 31, 2009.  Fair values of non-performing loans held-for-sale are estimated through either bids received on the loans or a discounted cash flow analysis of the underlying collateral and adjusted as necessary, by management, to reflect current market conditions and, as such, are classified as Level 3.

Loans receivable, net (impaired loans)
Loans which meet certain criteria are evaluated individually for impairment.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans are comprised primarily of one-to-four family mortgage loans at March 31, 2010 and December 31, 2009.  Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs.  Fair values are estimated through current appraisals, broker opinions or automated valuation models and adjusted as necessary, by management, to reflect current market conditions and, as such, are classified as Level 3.  Substantially all of the impaired loans at March 31, 2010 and December 31, 2009 for which a fair value adjustment was recognized were one-to-four family mortgage loans.

MSR, net
The right to service loans for others is generally obtained through the sale of one-to-four family mortgage loans with servicing retained.  MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At March 31, 2010, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 10.99%, a weighted average constant prepayment rate on mortgages of 20.42% and a weighted average life of 3.8 years.  At December 31, 2009, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 11.02%, a weighted average constant prepayment rate on mortgages of 20.85% and a weighted average life of 3.8 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

REO, net
REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure, all of which are one-to-four family properties at March 31, 2010 and December 31, 2009, and is carried, net of allowances for losses, at the lower of cost or fair value less estimated selling costs.  The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

The following tables set forth the carrying value of our assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurement falls at March 31, 2010 and December 31, 2009.

	Carrying Value at March 31, 2010
(In Thousands)	Total	Level 1	Level 2	Level 3
Non-performing loans held-for-sale, net	$15,033	$-	$-	$15,033
Impaired loans	165,186	-	-	165,186
MSR, net	9,263	-	-	9,263
REO, net	47,103	-	-	47,103
Total	$236,585	$-	$-	$236,585

	Carrying Value at December 31, 2009
(In Thousands)	Total	Level 1	Level 2	Level 3
Non-performing loans held-for-sale, net	$6,865	$-	$-	$6,865
Impaired loans	145,250	-	-	145,250
MSR, net	8,850	-	-	8,850
REO, net	43,958	-	-	43,958
Total	$204,923	$-	$-	$204,923

The following table provides information regarding the losses recognized on our assets measured at fair value on a non-recurring basis for the three months ended March 31, 2010 and 2009.

	Losses For The
	Three Months Ended
	March 31,
(In Thousands)	2010	2009
Non-performing loans held-for-sale, net (1)	$5,571	$-
Impaired loans (2)	16,649	5,294
MSR, net	-	-
REO, net (3)	6,351	6,456
Total	$28,571	$11,750

(1)
Losses are charged against the allowance for loan losses in the case of a write-down upon the reclassification of a loan to held-for-sale.  Losses subsequent to the reclassification of a loan to held-for-sale are charged to other non-interest income.

(2)	Losses are charged against the allowance for loan losses.
(3)
Losses are charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to REO.  Losses subsequent to the transfer of a loan to REO are charged to REO expense which is a component of other non-interest expense.

10.	Fair Value of Financial Instruments

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

	At March 31, 2010		At December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Repurchase agreements	$54,400	$54,400	$40,030	$40,030
Securities held-to-maturity	2,379,143	2,435,777	2,317,885	2,367,520
FHLB-NY stock	178,090	178,090	178,929	178,929
Loans held-for-sale, net (1)	23,637	23,832	34,274	34,585
Loans receivable, net (1)	15,427,060	15,953,802	15,586,673	16,030,427
MSR, net (1)	9,263	9,277	8,850	8,866
Financial Liabilities:
Deposits	12,684,835	12,869,691	12,812,238	12,978,569
Borrowings, net	5,761,927	6,193,930	5,877,834	6,332,288

(1)	Includes totals for assets measured at fair value on a non-recurring basis as disclosed in Note 9.

Methods and assumptions used to estimate fair values are as follows:

Repurchase agreements
The carrying amounts of repurchase agreements approximate fair values since all mature in one month or less.

Securities held-to-maturity
The fair values for substantially all of our securities held-to-maturity are obtained from an independent nationally recognized pricing service using similar methods and assumptions as used for our securities available-for-sale which are described further in Note 9.

Federal Home Loan Bank of New York, or FHLB-NY, stock
The carrying amount of FHLB-NY stock equals cost.  The fair value of FHLB-NY stock is based on redemption at par value.

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

Outstanding commitments
Outstanding commitments include (1) commitments to extend credit and unadvanced lines of credit for which fair values were estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions and (2) commitments to sell residential mortgage loans for which fair values were estimated based on current secondary market prices for commitments with similar terms.  The fair values of these commitments are immaterial to our financial condition and are not presented in the table above.

11.	Litigation

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

On April 12, 2010, we agreed to a final binding settlement of this matter with the U.S. Government in an amount equal to $6.2 million.  Legal expense related to this matter has been recognized as it has been incurred.  The settlement will be recognized in our consolidated statement of income in April 2010.

Automated Transactions LLC Litigation
On November 20, 2009, an action entitled Automated Transactions LLC v. Astoria Financial Corporation and Astoria Federal Savings and Loan Association was commenced in the United States District Court for the Southern District of New York against us by Automated Transactions LLC, alleging patent infringement involving integrated banking and transaction machines that we utilize.  We were served with the summons and complaint in such action on March 2, 2010.  We understand that the term “integrated banking and transaction machines” is intended to include automated teller machines.  The plaintiff also filed a similar suit on the same day against another financial institution and its holding company.  The plaintiff seeks unspecified monetary damages and an injunction preventing us from continuing to utilize the allegedly infringing machines.  We are vigorously defending this lawsuit, and filed an answer and counterclaims to the plaintiff’s complaint on March 23, 2010, to which the plaintiff filed a reply on April 12, 2010.  We have also tendered requests for indemnification from the manufacturer and from the transaction processor utilized with respect to the accused products, and have filed a third party complaint against the manufacturer and the processor for indemnification and contribution.  An adverse result in this lawsuit may include an award of monetary damages, on-going royalty obligations, and/or may result in a change in our business practice, which could result in a loss of revenue.  No assurance can be given at this time that this litigation will be resolved amicably, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

12.	Impact of Accounting Standards and Interpretations

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets,” which amends the FASB ASC as a result of Statement of Financial Accounting Standards, or SFAS, No. 166, “Accounting for Transfers of Financial Assets,” issued by the FASB in June 2009.  This new accounting guidance eliminates the concept of a qualifying special-purpose entity; changes the requirements for derecognizing financial assets; and requires additional disclosures.  This guidance enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  Our adoption of this guidance on January 1, 2010 did not have a material impact on our financial condition or results of operations.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amends the FASB ASC as a result of SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the FASB in June 2009.  This new accounting guidance was issued to improve financial reporting by companies involved with variable interest entities.  This guidance amends existing guidance for determining whether an entity is a variable interest entity, amends the criteria for identification of the primary beneficiary of a variable interest entity by requiring a qualitative analysis rather than a quantitative analysis and requires continuous reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  Our adoption of this guidance on January 1, 2010 did not have a material impact on our financial condition or results of operations.

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

As the premier Long Island community bank, our goals are to enhance shareholder value while building a solid banking franchise.  We focus on growing our core businesses of mortgage portfolio lending and retail banking while maintaining strong asset quality and controlling operating expenses.  We also provide returns to shareholders through dividends and stock repurchases although we have suspended our stock repurchase program to preserve capital and increase our capital ratios in the current economic environment.

During the three months ended March 31, 2010, the national economy continued to show signs of improvement as evidenced by, among other things, a decrease in the unemployment rate from December 2009 and nominal job growth.  However, weaknesses in the housing and real estate markets persist and unemployment levels remain elevated with a national unemployment rate of 9.7% for March 2010.

Total assets decreased during the three months ended March 31, 2010, primarily due to a decrease in our loan portfolio.  The decrease in our loan portfolio was primarily due to decreases in each of our mortgage loan portfolios, primarily multi-family and one-to-four family mortgage loans, resulting from repayments which outpaced our origination and purchase volume.  One-to-four family loan repayments remained at elevated levels as interest rates on thirty year fixed rate mortgages remained at historic lows and more loans in our portfolio qualified under the expanded loan amount limits that conform to GSE guidelines, or the expanded conforming loan limits, and were refinanced into fixed rate mortgages.  In response to declining customer demand for adjustable rate products, we currently originate and retain for portfolio jumbo fifteen year fixed rate mortgage loans.  The securities portfolio decreased slightly as securities repayments were substantially offset by securities purchases during the first quarter.

Total deposits decreased during the three months ended March 31, 2010, primarily due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, NOW and demand deposit and money market accounts.  During the 2010 first quarter, we continued to allow high cost certificates of deposit to run off as total assets declined.  The increases in low cost savings, NOW and demand deposit and money market accounts appear to reflect customer preference for the liquidity these types of deposits provide over the rates currently offered for long term certificates of deposit.  Cash flows from mortgage loan repayments in excess of mortgage loan originations and purchases enabled us to repay a portion of our matured borrowings during the 2010 first quarter, which resulted in a decrease in our borrowings portfolio from December 31, 2009.

Net income increased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  This increase was primarily due to increases in net interest income and non-interest income and a decrease in provision for loan losses, partially offset by an increase in non-interest expense.

Net interest income, the net interest margin and the net interest rate spread for the three months ended March 31, 2010 increased compared to the three months ended March 31, 2009, primarily due to the cost of interest-bearing liabilities declining more rapidly than the yield on interest-earning assets.  Interest expense for the three months ended March 31, 2010 decreased compared to the three months ended March 31, 2009, primarily due to a decrease in the average cost of certificates of deposit and Liquid CDs, coupled with decreases in the average balances of certificates of deposit, borrowings and Liquid CDs.  Interest income for the three months ended March 31, 2010 decreased compared to the three months ended March 31, 2009, primarily due to decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities, coupled with decreases in the average balances of mortgage-backed and other securities, multi-family, commercial real estate and construction loans and one-to-four family mortgage loans.

The allowance for loan losses and non-performing loans increased somewhat from December 31, 2009 to March 31, 2010, however, there was a decrease in the provision for loan losses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 which is the first reduction in the level of the provision in four quarters. The decrease reflects the beginning of a stabilizing trend in overall credit quality, particularly the decrease in early stage loan delinquencies, while recognizing continued challenges represented by current economic conditions.  The increase in the allowance for loan losses for the three months ended March 31, 2010 reflects the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, as well as our evaluation of the continued weakness in the housing and real estate markets and overall economy, particularly the high unemployment rate.

The increase in non-interest income for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to the OTTI charge recorded in the 2009 first quarter and an increase in mortgage banking income, net, partially offset by a gain on sales of securities recorded in the 2009 first quarter and a decrease in customer service fees.  The increase in non-interest expense for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to an increase in Federal Deposit Insurance Corporation, or FDIC, insurance premiums and an increase in compensation and benefits expense.

While it appears that a moderate economic recovery is underway, the housing market remains weak and high unemployment persists, which may restrain the pace of the recovery.  The long-term outlook for credit is improving which should result in declining credit costs and improved financial performance during the remainder of 2010.  Assuming the interest rate for thirty year fixed rate conforming mortgage loans increases, we would anticipate that loan prepayments should decline, which should result in mortgage loan portfolio growth during the second half of

2010.  However, we currently expect a decline in the mortgage loan portfolio in the 2010 second quarter.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” of our 2009 Annual Report on Form 10-K, as supplemented by this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section of our 2009 Annual Report on Form 10-K.

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

The primary considerations in establishing specific valuation allowances are the current estimated value of a loan’s underlying collateral and the loan’s payment history.  We update our estimates of collateral value for non-performing multi-family, commercial real estate and construction mortgage loans in excess of $1.0 million and one-to-four family mortgage loans which are 180 days or more delinquent, annually, and certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral.  For one-to-four family mortgage loans, updated estimates of collateral value are obtained primarily through automated valuation models.  For multi-family and commercial real estate properties, we estimate collateral value through appraisals or internal cash flow analyses when current financial information is available, coupled with, in most cases, an inspection of the property.  Other current and anticipated economic conditions on which our specific valuation allowances rely are the impact that national and/or local economic and business conditions may have on borrowers, the impact that local real estate markets may have on collateral values, the level and direction of interest rates and their combined effect on real estate values and the ability of borrowers to service debt.  For multi-family and commercial real estate loans, additional factors specific to a borrower or the underlying collateral are considered.  These factors include, but are not limited to, the composition of tenancy, occupancy levels for the property, location of the property, cash flow estimates and, to a lesser degree, the existence of personal guarantees.  We also review all regulatory notices, bulletins and memoranda with the purpose of identifying upcoming changes in regulatory conditions which may impact our calculation of specific valuation allowances.  The OTS periodically reviews our reserve methodology during regulatory examinations and any comments regarding changes to reserves or loan classifications are considered by management in determining valuation allowances.

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

As a result of our updated charge-off and loss analyses, we modified certain allowance coverage percentages during the 2010 first quarter to reflect our current estimates of the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances.  Based on our evaluation of the continued weakness in the housing and real estate markets and overall economy, in particular, the continued high unemployment rate and the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, we determined that an allowance for loan losses of $210.7 million was required at March 31, 2010, compared to $194.0 million at December 31, 2009, resulting in a provision for loan losses of $45.0 million for the three months ended March 31, 2010.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at the reporting dates.

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

For additional information regarding our allowance for loan losses, see “Provision for Loan Losses” and “Asset Quality” in this document and Part II, Item 7, “MD&A,” in our 2009 Annual Report on Form 10-K.

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

At March 31, 2010, our MSR, net, had an estimated fair value of $9.3 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.99%, a weighted average constant prepayment rate on mortgages of 20.42% and a weighted average life of 3.8 years.  At December 31, 2009, our MSR, net, had an estimated fair value of $8.9 million and were valued based on expected future cash flows considering a weighted average discount rate of 11.02%, a weighted average constant prepayment rate on mortgages of 20.85% and a weighted average life of 3.8 years.

The fair value of MSR is highly sensitive to changes in assumptions.  Changes in prepayment speed assumptions generally have the most significant impact on the fair value of our MSR.  Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR.  As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR.  Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.  Assuming an increase in interest rates of 100 basis points at March 31, 2010, the estimated fair value of our MSR would have been $3.2 million greater.  Assuming a decrease in interest rates of 100 basis points at March 31, 2010, the estimated fair value of our MSR would have been $2.9 million lower.

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

At March 31, 2010, the carrying amount of our goodwill totaled $185.2 million.  On September 30, 2009, we performed our annual goodwill impairment test and determined the estimated fair value of our reporting unit to be in excess of its carrying amount.  Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.

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

Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer.  GSE issuance mortgage-backed securities comprised 89% of our securities portfolio at March 31, 2010.  Non-GSE issuance mortgage-backed securities at March 31, 2010 comprised 3% of our securities portfolio and had an amortized cost of $97.5 million, 27% of which are classified as available-for-sale and 73% of which are classified as held-to-maturity.  Substantially all of our non-GSE issuance securities have a AAA credit rating and they have performed similarly to our GSE issuance securities.  Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices.

The fair value of our investment portfolio is primarily impacted by changes in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of OTTI considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.  At March 31, 2010, we had 43 securities with an estimated fair value totaling $135.2 million which had an unrealized loss totaling $2.9 million.  Of the securities in an unrealized loss position at March 31, 2010, $88.1 million, with an unrealized loss of $2.2 million, have been in a continuous unrealized loss position for more than twelve months.  At March 31, 2010, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

There were no OTTI charges during the three months ended March 31, 2010.  During the three months ended March 31, 2009, we recorded a $5.3 million OTTI charge to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities.  For additional information regarding securities impairment and the OTTI charge, see Note 2 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities.  The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity.  Principal payments on loans and securities totaled $1.25 billion for the three months ended March 31, 2010 and $955.1 million for the three months ended March 31, 2009.  The increase in loan and securities repayments for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, was primarily due to an increase in loan repayments which reflects the continued historic low interest rates for thirty year fixed rate mortgages, coupled with the expanded conforming loan limits.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings.  Net cash provided by operating activities totaled $112.4 million during the three months ended March 31, 2010 and $85.9 million during the three months ended March 31, 2009.  Deposits decreased $127.4 million during the three months ended March 31, 2010 and increased $149.3 million during the three months ended March 31, 2009.  The net decrease in deposits for the three months ended March 31, 2010 was primarily due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, NOW and demand deposit and money market accounts.  During the 2010 first quarter, we continued to allow high cost certificates of deposit to run off as total assets declined.  The increases in low cost savings, NOW and demand deposit and money market accounts during the 2010 first quarter appear to reflect customer preference for the liquidity these types of deposits provide over the rates currently offered for long term certificates of deposit.  The net increase in deposits for the three months ended March 31, 2009 was due to increases in all deposit accounts, except Liquid CDs which decreased slightly, and reflects the diminished intense competition for core community deposits, from that which we experienced during 2008.

Net borrowings decreased $115.9 million during the three months ended March 31, 2010 and decreased $827.9 million during the three months ended March 31, 2009.  The decrease in net borrowings for the three months ended March 31, 2010 was primarily due to cash flows from mortgage loan repayments in excess of mortgage loan originations and purchases which enabled us to repay a portion of our matured borrowings.  The decrease in net borrowings during the three months ended March 31, 2009 was primarily the result of deposit growth and cash flows from mortgage loan and securities repayments exceeding mortgage loan originations and purchases which enabled us to repay a portion of our matured borrowings.

Our primary use of funds is for the origination and purchase of mortgage loans.  Gross mortgage loans originated and purchased for portfolio during the three months ended March 31, 2010 totaled $838.9 million, of which $699.6 million were originations and $139.3 million were purchases, all of which were one-to-four family mortgage loans.  One-to-four family mortgage loan origination and purchase volume for portfolio has been negatively affected by the historic low interest rates on thirty year fixed rate mortgages and the expanded conforming loan limits resulting in more borrowers opting for thirty year fixed rate mortgages which we do not retain for portfolio.  This compares to gross mortgage loans originated and purchased for portfolio during the three months ended March 31, 2009 totaling $391.9 million, of which $342.9 million were originations and $49.0 million were purchases, substantially all of which were one-to-four family mortgage loans.  Our 2009 first quarter one-to-four family mortgage loan origination and purchase volume was negatively affected by significant fallout from our mortgage loan application pipeline.  We also originated loans held-for-sale totaling $60.8 million during the three months ended March 31, 2010 and $80.8 million during the three months ended March 31, 2009.  During the three months ended March 31, 2010, we purchased securities to offset the cash flows from securities repayments.  Purchases of securities totaled $308.7 million during the three months ended March 31, 2010.  There were no purchases of securities during the three months ended March 31, 2009.

We maintain liquidity levels to meet our operational needs in the normal course of our business.  The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities.  Cash and due from banks and repurchase agreements, our most liquid assets, totaled $109.2 million at March 31, 2010, compared to $111.6 million at December 31, 2009.  At March 31, 2010, we had $1.64 billion in borrowings with a weighted average rate of 3.25% maturing over the next twelve months.  We have the flexibility to either repay or rollover these borrowings as they mature.  In addition, we had $5.61 billion in certificates of deposit and Liquid CDs at March 31, 2010 with a weighted average rate of 1.83% maturing over the next twelve months.  We have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates at March 31, 2010.

				Certificates of Deposit
	Borrowings			and Liquid CDs
			Weighted			Weighted
			Average			Average
(Dollars in Millions)	Amount		Rate	Amount		Rate
Contractual Maturity:
Twelve months or less	$1,640		3.25%	$5,605	(1)	1.83%
Thirteen to thirty-six months	1,944	(2)	4.23	2,343		3.11
Thirty-seven to sixty months	200	(3)	3.27	641		3.36
Over sixty months	1,979	(4)	4.70	-		-
Total	$5,763		4.08%	$8,589		2.29%

(1)	Includes $644.8 million of Liquid CDs with a weighted average rate of 0.50% and $4.96 billion of certificates of deposit with a weighted average rate of 2.00%.
(2)	Includes $975.0 million of borrowings, with a weighted average rate of 4.45%, which are callable by the counterparty within the next twelve months and at various times thereafter.
(3)	Includes $100.0 million of borrowings, with a rate of 4.16%, which are callable by the counterparty within the next twelve months and at various times thereafter.
(4)	Includes $1.85 billion of borrowings, with a weighted average rate of 4.35%, which are callable by the counterparty within the next twelve months and at various times thereafter.

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

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of interest on its debt obligations and repurchases of common stock.  On March 1, 2010, we paid a quarterly cash dividend of $0.13 per share on shares of our common stock outstanding as of the close of business on February 16, 2010 totaling $12.2 million.  On April 21, 2010, we declared a quarterly cash dividend of $0.13 per share on shares of our common stock payable on June 1, 2010 to stockholders of record as of the close of business on May 17, 2010.  As of March 31, 2010, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At March 31, 2010, a maximum of 8,107,300 shares may yet be purchased under this plan.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal.  Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation.  During the three months ended March 31, 2010, Astoria Federal paid dividends to Astoria Financial Corporation totaling $25.9 million.

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At March 31, 2010, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.94%, leverage capital ratio of 6.94% and total risk-based capital ratio of 13.11%.  The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%.  Astoria Federal’s Tier 1 risk-based capital ratio was 11.84% at March 31, 2010.  As of March 31, 2010, Astoria Federal continues to be a well capitalized institution for all bank regulatory purposes.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments.  Commitments to sell loans totaled $38.9 million at March 31, 2010.  The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.  We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2009.

The following table details our contractual obligations at March 31, 2010.

	Payments due by period
		Less than	One to	Three to	More than
(In Thousands)	Total	One Year	Three Years	Five Years	Five Years
Contractual Obligations:
Borrowings with original terms greater than three months	$5,688,866	$1,566,000	$1,944,000	$200,000	$1,978,866
Commitments to originate and purchase loans (1)	432,324	432,324	-	-	-
Commitments to fund unused lines of credit (2)	304,031	304,031	-	-	-
Total	$6,425,221	$2,302,355	$1,944,000	$200,000	$1,978,866

(1)	Commitments to originate and purchase loans include commitments to originate loans held-for-sale of $32.8 million.
(2)	Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions.  For further information regarding these liabilities, see Note 5 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”  We also have contingent liabilities related to assets sold with recourse and standby letters of credit which have not changed significantly from December 31, 2009.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “MD&A,” in our 2009 Annual Report on Form 10-K.

Comparison of Financial Condition as of March 31, 2010 and December 31, 2009 and Operating Results for the Three Months Ended March 31, 2010 and 2009

Financial Condition

Total assets decreased $191.1 million to $20.06 billion at March 31, 2010, from $20.25 billion at December 31, 2009.  The decrease in total assets primarily reflects a decrease in loans receivable.

Loans receivable, net, decreased $159.6 million to $15.43 billion at March 31, 2010, from $15.59 billion at December 31, 2009.  This decrease was primarily due to a decrease in our mortgage loan portfolio resulting from elevated levels of repayments which outpaced our origination and purchase volume during the three months ended March 31, 2010, coupled with an increase of $16.7 million in the allowance for loan losses to $210.7 million at March 31, 2010, from $194.0 million at December 31, 2009.  For additional information on the allowance for loan losses, see “Provision for Loan Losses” and “Asset Quality.”

Mortgage loans, net, decreased $139.0 million to $15.31 billion at March 31, 2010, from $15.45 billion at December 31, 2009.  This decrease was due to decreases in each of our mortgage loan portfolios, primarily multi-family and one-to-four family mortgage loans.  Mortgage loan repayments increased to $912.2 million for the three months ended March 31, 2010, from $636.4 million for the three months ended March 31, 2009.  Gross mortgage loans originated and purchased for portfolio during the three months ended March 31, 2010 totaled $838.9 million, of which $699.6 million were originations and $139.3 million were purchases, all of which were one-to-four family mortgage loans.  This compares to gross mortgage loans originated and purchased for portfolio totaling $917.7 million during the three months ended December 31, 2009, of which $800.9 million were originations and $116.8 million were purchases, and $391.9 million during the three months ended March 31, 2009, of which $342.9 million were originations and $49.0 million were purchases, substantially all of which were one-to-four family mortgage loans.  In addition, we originated loans held-for-sale totaling $60.8 million during the three months ended March 31, 2010, compared to $79.0 million during the three months ended December 31, 2009 and $80.8 million during the three months ended March 31, 2009.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans.  Our one-to-four family mortgage loan portfolio decreased $48.8 million to $11.85 billion at March 31, 2010, from $11.90 billion at December 31, 2009, and represented 76.3% of our total loan portfolio at March 31, 2010.  The decrease was primarily the result of the levels of repayments which outpaced our originations and purchases during the three months ended March 31, 2010.  One-to-four family mortgage loan origination and purchase volume for portfolio has been negatively affected by the historic low interest rates for thirty year fixed rate mortgages and the expanded conforming loan limits resulting in more borrowers opting for thirty year fixed rate mortgages which we do not retain for portfolio.  During the three months ended March 31, 2010, the loan-to-value ratio of our one-to-four family mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 62% and the loan amount averaged approximately $720,000.

Our multi-family mortgage loan portfolio decreased $69.0 million to $2.49 billion at March 31, 2010, from $2.56 billion at December 31, 2009.  Our commercial real estate loan portfolio decreased $15.7 million to $851.1 million at March 31, 2010, from $866.8 million at December

31, 2009.  The decreases in these loan portfolios are attributable to repayments, the sale or transfer to held-for-sale of various delinquent and non-performing loans and the absence of new multi-family and commercial real estate loan originations.  We are currently only offering to originate multi-family and commercial real estate loans to select existing customers in New York and did not originate any such loans during the 2010 first quarter.  Multi-family and commercial real estate loan originations totaled $9.4 million for the three months ended March 31, 2009 and $11.5 million for the year ended December 31, 2009.

Securities decreased slightly to $3.17 billion at March 31, 2010, from $3.18 billion at December 31, 2009.  This decrease was primarily the result of principal payments received of $317.9 million, substantially offset by purchases of $308.7 million.  For additional information regarding our securities portfolio, see Note 2 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).” At March 31, 2010, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities.  The amortized cost of our fixed rate REMICs and CMOs totaled $2.85 billion at March 31, 2010 and had a weighted average current coupon of 4.13%, a weighted average collateral coupon of 5.60% and a weighted average life of 2.1 years.

Deposits decreased $127.4 million to $12.68 billion at March 31, 2010, from $12.81 billion at December 31, 2009, primarily due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, NOW and demand deposit and money market accounts.  Certificates of deposit decreased $141.3 million since December 31, 2009 to $7.94 billion at March 31, 2010.  Liquid CDs decreased $66.7 million since December 31, 2009 to $644.8 million at March 31, 2010.  Savings accounts increased $68.7 million since December 31, 2009 to $2.11 billion at March 31, 2010.  NOW and demand deposit accounts increased $7.5 million since December 31, 2009 to $1.65 billion at March 31, 2010.  Money market accounts increased $4.5 million since December 31, 2009 to $331.4 million at March 31, 2010.  During the 2010 first quarter, we continued to allow high cost certificates of deposit to run off as total assets declined.  The increases in low cost savings, NOW and demand deposit and money market accounts during the 2010 first quarter appear to reflect customer preference for the liquidity these types of deposits provide over the rates currently offered on long term certificates of deposit.

Total borrowings, net, decreased $115.9 million to $5.76 billion at March 31, 2010, from $5.88 billion at December 31, 2009.  The decrease in total borrowings was primarily due to cash flows from mortgage loan repayments in excess of mortgage loan originations and purchases which enabled us to repay a portion of our matured borrowings during the 2010 first quarter.

Stockholders’ equity increased $7.9 million to $1.22 billion at March 31, 2010, from $1.21 billion at December 31, 2009.  The increase in stockholders’ equity was due to net income of $12.9 million, stock-based compensation and the allocation of shares held by the employee stock ownership plan, or ESOP, of $4.8 million and a decrease in accumulated other comprehensive loss of $2.2 million.  These increases were partially offset by dividends declared of $12.2 million.

Results of Operations

General

Net income for the three months ended March 31, 2010 increased $4.1 million to $12.9 million, from $8.8 million for the three months ended March 31, 2009.  Diluted earnings per common share increased to $0.14 per share for the three months ended March 31, 2010, from $0.10 per share for the three months ended March 31, 2009.  Return on average assets increased to 0.26% for the three months ended March 31, 2010, from 0.16% for the three months ended March 31, 2009, primarily due to the increase in net income, coupled with a decrease in average assets.  Return on average stockholders’ equity increased to 4.27% for the three months ended March 31, 2010, from 2.96% for the three months ended March 31, 2009.  Return on average tangible stockholders’ equity increased to 5.04% for the three months ended March 31, 2010, from 3.50% for the three months ended March 31, 2009.  The increases in the returns on average stockholders’ equity and average tangible stockholders’ equity for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, were primarily due to the increase in net income.

Our results of operations for the three months ended March 31, 2009 include a $5.3 million, before-tax ($3.4 million, after-tax), OTTI charge to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities.  This charge reduced diluted earnings per common share by $0.04 per share for the three months ended March 31, 2009.  This charge also reduced our return on average assets by 7 basis points, return on average stockholders’ equity by 115 basis points and return on average tangible stockholders’ equity by 137 basis points.  For further discussion of the OTTI charge, see Note 2 of “Notes to Consolidated Financial Statements” in Item 1, “Financial Statements (Unaudited).”

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

For the three months ended March 31, 2010, net interest income increased $2.7 million to $114.4 million, from $111.7 million for the three months ended March 31, 2009.  The net interest margin increased to 2.39% for the three months ended March 31, 2010, from 2.16% for the three months ended March 31, 2009.  The net interest rate spread increased to 2.32% for the three months ended March 31, 2010, from 2.07% for the three months ended March 31, 2009.  The average balance of net interest-earning assets decreased $10.8 million to $550.7 million for the three months ended March 31, 2010, from $561.5 million for the three months ended March 31, 2009.

The increases in net interest income, the net interest margin and the net interest rate spread for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, were primarily due to the costs of our interest-bearing liabilities declining more rapidly than the yields on our interest-earning assets.  Interest expense for the three months ended March 31, 2010 decreased, compared to the three months ended March 31, 2009, primarily due to decreases in the average cost of certificates of deposit and Liquid CDs, coupled with decreases in the average balances of certificates of deposit, borrowings and Liquid CDs.  Interest income for the three months ended March 31, 2010 decreased, compared to the three months ended March 31, 2009, primarily due to decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities, coupled with decreases in the average balances of mortgage-backed and other securities, multi-family, commercial real estate and construction loans and one-to-four family mortgage loans.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2010 and 2009.  Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown.  Average balances are derived from average daily balances.  The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended March 31,
	2010				2009
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$12,003,619		$140,954	4.70%	$12,373,027		$162,940	5.27%
Multi-family, commercial real estate and construction	3,426,708		51,125	5.97	3,862,820		56,614	5.86
Consumer and other loans (1)	332,355		2,651	3.19	340,389		2,678	3.15
Total loans	15,762,682		194,730	4.94	16,576,236		222,232	5.36
Mortgage-backed and other securities (2)	3,139,875		31,347	3.99	3,884,464		43,104	4.44
Repurchase agreements and interest-earning cash accounts	81,361		15	0.07	29,451		16	0.22
FHLB-NY stock	183,279		2,496	5.45	193,887		1,686	3.48
Total interest-earning assets	19,167,197		228,588	4.77	20,684,038		267,038	5.16
Goodwill	185,151				185,151
Other non-interest-earning assets	897,307				853,628
Total assets	$20,249,655				$21,722,817

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,069,767		2,065	0.40	$1,849,591		1,847	0.40
Money market	328,994		358	0.44	294,873		679	0.92
NOW and demand deposit	1,615,957		257	0.06	1,468,953		278	0.08
Liquid CDs	672,635		823	0.49	979,723		4,977	2.03
Total core deposits	4,687,353		3,503	0.30	4,593,140		7,781	0.68
Certificates of deposit	7,986,739		50,039	2.51	8,999,236		82,979	3.69
Total deposits	12,674,092		53,542	1.69	13,592,376		90,760	2.67
Borrowings	5,942,452		60,694	4.09	6,530,207		64,601	3.96
Total interest-bearing liabilities	18,616,544		114,236	2.45	20,122,583		155,361	3.09
Non-interest-bearing liabilities	422,655				410,152
Total liabilities	19,039,199				20,532,735
Stockholders’ equity	1,210,456				1,190,082
Total liabilities and stockholders’ equity	$20,249,655				$21,722,817

Net interest income/net interest rate spread (3)			$114,352	2.32%			$111,677	2.07%

Net interest-earning assets/net interest margin (4)	$550,653			2.39%	$561,455			2.16%

Ratio of interest-earning assets to interest-bearing liabilities	1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
	Increase (Decrease)
(In Thousands)	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
One-to-four family	$(4,756)	$(17,230)	$(21,986)
Multi-family, commercial real estate and construction	(6,528)	1,039	(5,489)
Consumer and other loans	(62)	35	(27)
Mortgage-backed and other securities	(7,691)	(4,066)	(11,757)
Repurchase agreements and interest-earning cash accounts	15	(16)	(1)
FHLB-NY stock	(97)	907	810
Total	(19,119)	(19,331)	(38,450)
Interest-bearing liabilities:
Savings	218	-	218
Money market	70	(391)	(321)
NOW and demand deposit	36	(57)	(21)
Liquid CDs	(1,214)	(2,940)	(4,154)
Certificates of deposit	(8,573)	(24,367)	(32,940)
Borrowings	(5,973)	2,066	(3,907)
Total	(15,436)	(25,689)	(41,125)
Net change in net interest income	$(3,683)	$6,358	$2,675

Interest Income

Interest income decreased $38.4 million to $228.6 million for the three months ended March 31, 2010, from $267.0 million for the three months ended March 31, 2009, due to the combined effect of a decrease in the average yield on interest-earning assets to 4.77% for the three months ended March 31, 2010, from 5.16% for the three months ended March 31, 2009 and a decrease of $1.51 billion in the average balance of interest-earning assets to $19.17 billion for the three months ended March 31, 2010, from $20.68 billion for the three months ended March 31, 2009.   The decrease in the average yield on interest-earning assets was primarily due to decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities.  The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balances of mortgage-backed and other securities, multi-family, commercial real estate and construction loans and one-to-four family mortgage loans.

Interest income on one-to-four family mortgage loans decreased $21.9 million to $141.0 million for the three months ended March 31, 2010, from $162.9 million for the three months ended March 31, 2009, primarily due to a decrease in the average yield to 4.70% for the three months ended March 31, 2010, from 5.27% for the three months ended March 31, 2009, coupled with a $369.4 million decrease in the average balance of such loans.  The decrease in the average yield was primarily due to new originations at lower interest rates than the rates on loans repaid over the past year, the impact of the downward repricing of our ARM loans, the increase in non-performing loans, and an increase in loan premium amortization.  Net premium amortization on one-to-four family mortgage loans increased $2.5 million to $7.8 million for the three months ended March 31, 2010, from $5.3 million for the three months ended March 31, 2009.  This increase reflects the increase in mortgage loan prepayments for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  The decrease in the average balance of one-to-four family mortgage loans was primarily due to the elevated levels of prepayments over the past year which have outpaced the levels of originations and purchases.

Interest income on multi-family, commercial real estate and construction loans decreased $5.5 million to $51.1 million for the three months ended March 31, 2010, from $56.6 million for the three months ended March 31, 2009, primarily due to a decrease of $436.1 million in the average balance of such loans, partially offset by an increase in the average yield to 5.97% for the three months ended March 31, 2010, from 5.86% for the three months ended March 31, 2009.  The decrease in the average balance of multi-family, commercial real estate and construction loans reflects our decision to only selectively pursue such loans in the current economic environment. The increase in the average yield on multi-family, commercial real estate and construction loans reflects a decrease in non-performing loans for the 2010 first quarter compared to the 2009 first quarter, due primarily to the sale of certain delinquent and non-performing loans over the past year, coupled with the upward repricing of our ARM loans.  Multi-family and commercial real estate loans are tied to a higher index than one-to-four family mortgage loans and in some cases has resulted in those mortgages repricing higher than their initial rate.  Prepayment penalties increased $64,000 to $568,000 for the three months ended March 31, 2010, from $504,000 for the three months ended March 31, 2009.

Interest income on mortgage-backed and other securities decreased $11.8 million to $31.3 million for the three months ended March 31, 2010, from $43.1 million for the three months ended March 31, 2009.  This decrease was primarily due to a decrease of $744.6 million in the average balance of the portfolio, coupled with a decrease in the average yield to 3.99% for the three months ended March 31, 2010, from 4.44% for the three months ended March 31, 2009.  The decrease in the average balance of mortgage-backed and other securities was the result of repayments and sales exceeding securities purchased over the past year.  The decrease in the average yield was primarily due to elevated repayment levels of higher yielding securities and purchases of new securities with lower coupons than the weighted average coupon for the portfolio.

Dividend income on FHLB-NY stock increased $810,000 to $2.5 million for the three months ended March 31, 2010, from $1.7 million for the three months ended March 31, 2009, primarily due to an increase in the average yield to 5.45% for the three months ended March 31, 2010, from 3.48% for the three months ended March 31, 2009, partially offset by a $10.6 million decrease in the average balance. The increase in the average yield was the result of an increase in the dividend rate paid by the FHLB-NY during the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  The decrease in the average balance of FHLB-NY stock reflects a reduction in the level of FHLB-NY borrowings for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.

Interest Expense

Interest expense decreased $41.2 million to $114.2 million for the three months ended March 31, 2010, from $155.4 million for the three months ended March 31, 2009, primarily due to a decrease in the average cost of interest-bearing liabilities to 2.45% for the three months ended

March 31, 2010, from 3.09% for the three months ended March 31, 2009, coupled with  a decrease of $1.50 billion in the average balance of interest-bearing liabilities to $18.62 billion for the three months ended March 31, 2010, from $20.12 billion for the three months ended March 31, 2009.  The decrease in the average cost of interest-bearing liabilities was the result of a decrease in the average cost of deposits, primarily certificates of deposit and Liquid CDs, partially offset by an increase in the average cost of borrowings.  The decrease in the average balance of interest-bearing liabilities was primarily due to decreases in the average balances of certificates of deposit, borrowings and Liquid CDs.

Interest expense on deposits decreased $37.3 million to $53.5 million for the three months ended March 31, 2010, from $90.8 million for the three months ended March 31, 2009, primarily due to a decrease in the average cost to 1.69% for the three months ended March 31, 2010, from 2.67% for the three months ended March 31, 2009, coupled with a decrease of $918.3 million in the average balance of total deposits to $12.67 billion for the three months ended March 31, 2010, from $13.59 billion for the three months ended March 31, 2009.  The decrease in the average cost of total deposits was primarily due to the impact of the decline in short-term interest rates during 2009 on our Liquid CDs and certificates of deposit which matured and were replaced at lower interest rates.  The decrease in the average balance of total deposits was primarily due to decreases in the average balances of certificates of deposit and Liquid CDs, partially offset by increases in the average balances of savings, NOW and demand deposit and money market accounts.

Interest expense on certificates of deposit decreased $33.0 million to $50.0 million for the three months ended March 31, 2010, from $83.0 million for the three months ended March 31, 2009, primarily due to a decrease in the average cost to 2.51% for the three months ended March 31, 2010, from 3.69% for the three months ended March 31, 2009, coupled with a decrease of $1.01 billion in the average balance.  The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates.  The decrease in the average balance of certificates of deposit was primarily the result of our reduced focus on certificates of deposit since the second half of 2009 in response to the acceleration of mortgage loan and securities repayments.  During the three months ended March 31, 2010, $2.49 billion of certificates of deposit, with a weighted average rate of 2.89% and a weighted average maturity at inception of fourteen months, matured and $2.29 billion of certificates of deposit were issued or repriced, with a weighted average rate of 1.63% and a weighted average maturity at inception of eighteen months.

Interest expense on Liquid CDs decreased $4.2 million to $823,000 for the three months ended March 31, 2010, from $5.0 million for the three months ended March 31, 2009, primarily due to a decrease in the average cost to 0.49% for the three months ended March 31, 2010, from 2.03% for the three months ended March 31, 2009, coupled with a decrease of $307.1 million in the average balance.  The decrease in the average cost of Liquid CDs reflects the decline in short-term interest rates during 2009.  The decrease in the average balance of Liquid CDs was primarily a result of our decision to maintain our pricing discipline as short-term interest rates declined.

Interest expense on borrowings decreased $3.9 million to $60.7 million for the three months ended March 31, 2010, from $64.6 million for the three months ended March 31, 2009, primarily due to a decrease of $587.8 million in the average balance, partially offset by an increase in the average cost to 4.09% for the three months ended March 31, 2010, from 3.96% for the three months ended March 31, 2009.  The decrease in the average balance of borrowings was the result of cash flows from mortgage loan and securities repayments, coupled with deposit growth during the first half of 2009, exceeding mortgage loan originations and purchases and securities purchases which enabled us to repay a portion of our matured borrowings, primarily during the first half of 2009.  The increase in the average cost of borrowings reflects the upward repricing of our variable rate borrowings which reset into higher fixed rates during the 2009 second quarter.

Provision for Loan Losses

We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  As a geographically diversified residential lender, we have been affected by negative consequences arising from the economic recession that continued throughout most of 2009 and, in particular, a sharp downturn in the housing industry nationally, as well as economic and housing industry weaknesses in the New York metropolitan area.  We are particularly vulnerable to a job loss recession.  Although the national economy continued to show signs of improvement during the 2010 first quarter, based on our evaluation of the continued weakness in the housing and real estate markets and overall economy, in particular, the continued high unemployment rate, and the levels and composition of our delinquencies, non-performing loans and net loan charge-offs, we determined that an increase in the allowance for loan losses was warranted at March 31, 2010.

The allowance for loan losses was $210.7 million at March 31, 2010 and $194.0 million at December 31, 2009.  The provision for loan losses decreased $5.0 million to $45.0 million for the three months ended March 31, 2010, from $50.0 million for the three months ended March 31, 2009.  The decrease in the provision for loan losses for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, is the first reduction in the level of the provision in four quarters.  The decrease reflects the beginning of a stabilizing trend in overall credit quality, particularly the decrease in early stage loan delinquencies (loans 30-89 days delinquent), while recognizing continued challenges represented by current economic conditions.  The increase in the allowance for loan losses for the three months ended March 31, 2010 reflects the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, as well as our evaluation of the continued weakness in the housing and real estate markets and overall economy, particularly the high unemployment rate.  The allowance for loan losses as a percentage of total loans increased to 1.35% at March 31, 2010, from 1.23% at December 31, 2009, primarily due to the increase in the allowance for loan losses.  The allowance for loan losses as a percentage of non-performing loans increased to 50.29% at March 31, 2010, from 47.49% at December 31, 2009, primarily due to the increase in the allowance for loan losses, partially offset by the increase in non-performing loans.  The increases in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages we apply to our non-performing loans are higher than the allowance coverage percentages applied to our performing loans.

As previously discussed, we use ratio analyses as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses.  The adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio.  Our analysis of loss severity during the 2010 first quarter, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO) to the loan’s original principal balance on one-to-four family mortgage loans during the twelve months ended December 31,

2009, indicated an average loss severity of approximately 28%.  This analysis primarily reviewed one-to-four family REO sales which occurred during the twelve months ended December 31, 2009 and included both full documentation and reduced documentation loans in a variety of states with varying years of origination.  An analysis of charge-offs on multi-family, commercial real estate and construction loans, primarily related to loan sales, during the twelve months ended December 31, 2009, indicated an average loss severity of approximately 41%.  We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses.  However, the uniqueness of each multi-family, commercial real estate and construction loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses.  We also obtain updated estimates of collateral value on our non-performing multi-family, commercial real estate and construction loans in excess of $1.0 million.  We believe that using the loss experience of the past year (twelve months prior to the quarterly analysis) is reflective of the current economic and real estate environment.  The ratio of the allowance for loan losses to non-performing loans was approximately 50% at March 31, 2010, which exceeds our average loss severity experience for our mortgage loan portfolios, indicating that our allowance for loan losses should be adequate to cover potential losses.  Additionally, as discussed later, consideration of our accounting for loans delinquent 180 days or more provides further insight when analyzing our asset quality ratios.  We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time.

When analyzing our asset quality trends, consideration must be given to our accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio.  Included in our non-performing loans are one-to-four family mortgage loans which are 180 days or more past due.  Our primary federal banking regulator, the OTS, requires us to update our collateral values on one-to-four family mortgage loans which are 180 days past due.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its fair value less estimated selling costs.  Therefore certain losses inherent in our non-performing one-to-four family mortgage loans are being recognized at 180 days of delinquency and annually thereafter and accordingly are charged off.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  In effect, these loans have been written down to their fair value less estimated selling costs and the inherent loss has been recognized.  Therefore, when reviewing the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs should be considered.  At March 31, 2010, non-performing loans included one-to-four family mortgage loans which were 180 days or more past due totaling $246.1 million, net of the charge-offs related to such loans, which had a related allowance for loan losses totaling $10.9 million.  Excluding one-to-four family mortgage loans which were 180 days or more past due at March 31, 2010 and their related allowance, our ratio of the allowance for loan losses to non-performing loans would be approximately 116%.  The slight increase in the allowance for loan losses as a percentage of non-performing loans as well as the allowance for loan losses as a percentage of total loans at March 31, 2010 compared to December 31, 2009 reflects the continued challenges in the economy and high unemployment levels as well as the continued elevated levels of non-performing loans and net loan charge-offs.

We review our allowance for loan losses on a quarterly basis.  Material factors considered during our quarterly review are our loss experience, the composition and direction of loan delinquencies and the impact of current economic conditions.  Net loan charge-offs totaled $28.3 million, or seventy-two basis points of average loans outstanding, annualized, for the three months ended March 31, 2010, compared to $19.8 million, or forty-eight basis points of average loans outstanding, annualized, for the three months ended March 31, 2009.  For the three months ended March 31, 2010, one-to-four family mortgage loan net charge-offs increased $6.2 million to $17.4 million and multi-family, commercial real estate and construction loan net charge-offs increased $2.4 million to $10.6 million, compared to the three months ended March 31, 2009.  The increase in one-to-four family mortgage loan net charge-offs for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, was primarily attributable to an increase of $7.9 million in charge-offs on loans 180 days or more past due.  Our non-performing loans, which are comprised primarily of mortgage loans, increased $10.5 million to $419.1 million, or 2.68% of total loans, at March 31, 2010, from $408.6 million, or 2.59% of total loans, at December 31, 2009.  This increase was primarily due to an increase of $19.5 million in non-performing one-to-four family mortgage loans, partially offset by a decrease of $9.1 million in non-performing multi-family, commercial real estate and construction loans. We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  If the sale and reclassification to held-for-sale of certain delinquent and non-performing loans, primarily multi-family mortgage loans, during the three months ended March 31, 2010 had not occurred, the increase in non-performing loans would have been $25.7 million greater, which amount is gross of $8.0 million in net charge-offs taken on such loans.

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

During the 2010 first quarter, total delinquencies decreased reflecting a decrease in 30-89 day delinquent loans, partially offset by an increase in non-performing loans.  The unemployment rate decreased slightly to 9.7% for March 2010 and there was nominal job gains for the quarter totaling 162,000 at the time of our analysis.  Net loan charge-offs also decreased for the 2010 first quarter compared to the 2009 fourth quarter.  We continued to update our charge-off and loss analysis during the 2010 first quarter and modified our allowance coverage percentages accordingly.  The combination of these factors, as well as our evaluation of the continued weakness in the housing and real estate markets and overall economy, resulted in an increase in our allowance for loan losses to $210.7 million at March 31, 2010 and a provision for loan losses of $45.0 million for the 2010 first quarter.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, delinquencies, charge-off experience, non-accrual and non-performing loans and the current economic environment.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at March 31, 2010 and December 31, 2009.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality.”

Non-Interest Income

Non-interest income increased $2.8 million to $18.7 million for the three months ended March 31, 2010, from $15.9 million for the three months ended March 31, 2009.  This increase was primarily due to the previously discussed $5.3 million OTTI charge recorded in the 2009 first quarter and an increase in mortgage banking income, net, partially offset by a gain on sales of securities recorded in the 2009 first quarter and a decrease in customer service fees.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, increased $1.1 million to $1.6 million for the three months ended March 31, 2010, from $496,000 for the three months ended March 31, 2009, primarily due to an increase in net gain on sales of loans and a decrease in amortization of MSR.  The increase in net gain on sales of loans reflects an increase in the volume of loans sold during the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  We generally sell our fifteen and thirty year conforming fixed rate one-to-four family mortgage loan production.  The expanded conforming loans limits and historic low interest rates on thirty year mortgages have resulted in increased consumer demand for these fixed rate products resulting in higher levels of loans sold.

Customer service fees decreased $1.5 million to $13.3 million for the three months ended March 31, 2010, from $14.8 million for the three months ended March 31, 2009, primarily due to decreases in commissions on sales of annuities and insufficient fund fees related to transaction accounts.  There were no sales of securities during the three months ended March 31, 2010.  During the three months ended March 31, 2009, proceeds from the sales of securities from the available-for-sale portfolio totaled $91.4 million resulting in gross realized gains totaling $2.1 million.

Non-Interest Expense

Non-interest expense increased $4.3 million to $68.3 million for the three months ended March 31, 2010, from $64.0 million for the three months ended March 31, 2009.  This increase was primarily due to an increase in FDIC insurance premiums and an increase in compensation and benefits expense.  Our percentage of general and administrative expense to average assets, annualized, increased to 1.35% for the three months ended March 31, 2010, from 1.18% for the three months ended March 31, 2009, due to the increase in general and administrative expense, coupled with a decrease in average assets.

FDIC insurance premiums increased $2.7 million to $6.6 million for the three months ended March 31, 2010, from $3.9 million for the three months ended March 31, 2009, reflecting the increases in our assessment rates during 2009 resulting from the FDIC restoration plan to increase the Deposit Insurance Fund, or DIF.  In addition, during the 2009 first quarter we utilized the remaining balance of our FDIC One-Time Assessment Credit to offset a portion of our deposit insurance assessment.  The restoration plan included an increase in assessment rates for the 2009 first quarter with an additional increase beginning in the 2009 second quarter.  For a further discussion of the FDIC restoration plan, including recent proposed rulemaking that could further increase our FDIC insurance premiums, see Part II, Item 1A, “Risk Factors.”

Compensation and benefits expense increased $1.3 million to $35.3 million for the three months ended March 31, 2010, from $34.0 million for the three months ended March 31, 2009, primarily due to increases in officer incentive accruals, stock-based compensation costs, ESOP related expense and salaries, partially offset by a decrease in the net periodic cost of pension and other postretirement benefits.  The decrease in the net periodic cost of pension and other postretirement benefits primarily reflects a decrease in the amortization of the net actuarial loss and an increase in the expected return on plan assets.

Income Tax Expense

For the three months ended March 31, 2010, income tax expense totaled $6.9 million, representing an effective tax rate of 34.7%, compared to $4.9 million for the three months ended March 31, 2009, representing an effective tax rate of 35.6%.  The decrease in the effective tax rate for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, reflects an increase in pretax book income with a reduction in state and local taxes.

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

The composition of our loan portfolio, by property type, has remained relatively consistent over the last several years.  At March 31, 2010 and December 31, 2009, our loan portfolio was comprised of 76% one-to-four family mortgage loans, 16% multi-family mortgage loans, 6% commercial real estate loans and 2% other loan categories. At March 31, 2010 and December 31, 2009, full documentation loans comprise 83% of our one-to-four family mortgage loan portfolio and 87% of our total mortgage loan portfolio.

The following table provides further details on the composition of our one-to-four family and multi-family and commercial real estate mortgage loan portfolios in dollar amounts and percentages of the portfolio at the dates indicated.

	At March 31, 2010		At December 31, 2009
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
One-to-four family:
Full documentation interest-only (1)	$4,486,773	37.87%	$4,688,796	39.42%
Full documentation amortizing	5,379,615	45.42	5,152,021	43.31
Reduced documentation interest-only (1)(2)	1,510,688	12.75	1,576,378	13.25
Reduced documentation amortizing (2)	469,438	3.96	478,167	4.02
Total one-to-four family	$11,846,514	100.00%	$11,895,362	100.00%
Multi-family and commercial real estate:
Full documentation amortizing	$2,787,524	83.43%	$2,861,607	83.53%
Full documentation interest-only	553,659	16.57	564,255	16.47
Total multi-family and commercial real estate	$3,341,183	100.00%	$3,425,862	100.00%

(1)
Interest-only loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  One-to-four family interest-only loans include interest-only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaling $3.34 billion at March 31, 2010 and $3.50 billion at December 31, 2009.

(2)	One-to-four family reduced documentation loans include SISA loans totaling $301.9 million at March 31, 2010 and $310.7 million at December 31, 2009.

We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.  Additionally, we do not originate one-year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  Prior to 2006 we would underwrite our one-to-four family interest-only hybrid ARM loans using the initial note rate, which may have been a discounted rate.  In 2006, we began underwriting our one-to-four family interest-only hybrid ARM loans based on a fully amortizing loan (in effect, underwriting interest-only hybrid ARM loans as if they were amortizing hybrid ARM loans).  In 2007, we began underwriting our one-to-four family interest-only hybrid ARM loans at the higher of the fully indexed rate or the initial note rate.  In 2009, we began underwriting our one-to-four family interest-only and amortizing hybrid ARM loans at the higher of the fully indexed rate, the initial note rate or 6.00%.  Our reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans.  To a lesser extent, reduced documentation loans in our portfolio also include SISA (stated income, stated asset) loans.  Reduced documentation loans include both hybrid ARM loans (interest-only and amortizing) and fixed rate loans.  SIFA and SISA loans required a prospective borrower to complete a standard mortgage loan application.  During the fourth quarter of 2007, we stopped offering reduced documentation loans.

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

Although FICO scores are considered as part of our underwriting process, they have not always been recorded on our mortgage loan system and are not available for all of the one-to-four family mortgage loans on our mortgage loan system.  However, substantially all of our one-to-four family mortgage loans originated since March 2005 have credit scores available on our mortgage loan system.  At March 31, 2010, one-to-four family mortgage loans which had FICO scores available on our mortgage loan system totaled $10.18 billion, or 86% of our total one-to-four family mortgage loan portfolio, of which $524.6 million, or 5%, had FICO scores of 660 or below at the date of origination.  At December 31, 2009, one-to-four family mortgage loans which had FICO scores available on our mortgage loan system totaled $10.17 billion, or 85% of our total one-to-four family mortgage loan portfolio, of which $542.3 million, or 5%, had FICO scores of 660 or below at the date of origination.  Of our one-to-four family mortgage loans to borrowers with known FICO scores of 660 or below, 74% are interest-only hybrid ARM loans, 25% are amortizing hybrid ARM loans and 1% are amortizing fixed rate loans at March 31, 2010 and December 31, 2009.  In addition, at March 31, 2010, 66% of our loans to borrowers with known FICO scores of 660 or below were full documentation loans and 34% were reduced documentation loans and at December 31, 2009, 67% of our loans to borrowers with known FICO scores of 660 or below were full documentation loans and 33% were reduced documentation loans. We believe the aforementioned loans, when originated, were amply collateralized and otherwise conformed to our prime lending standards and do not present a greater risk of loss or other asset quality risk relative to comparable loans in our portfolio to other borrowers with higher credit scores.  We do not have FICO scores recorded on our mortgage loan system for 14% of our one-to-four family mortgage loans at March 31, 2010 and 15% of our one-to-four family mortgage loans at December 31, 2009.  Of our one-to-four family mortgage loans without a FICO score available on our mortgage loan system at March 31, 2010,

65% are amortizing hybrid ARM loans, 27% are interest-only hybrid ARM loans and 8% are amortizing fixed rate loans, and at December 31, 2009, 64% are amortizing hybrid ARM loans, 27% are interest-only hybrid ARM loans and 9% are amortizing fixed rate loans.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At March 31, 2010	At December 31, 2009
Non-accrual delinquent mortgage loans	$413,300	$403,148
Non-accrual delinquent consumer and other loans	4,906	4,824
Mortgage loans delinquent 90 days or more and
still accruing interest (1)	846	600
Total non-performing loans (2)	419,052	408,572
REO, net (3)	49,302	46,220
Total non-performing assets	$468,354	$454,792
Non-performing loans to total loans	2.68%	2.59%
Non-performing loans to total assets	2.09	2.02
Non-performing assets to total assets	2.33	2.25
Allowance for loan losses to non-performing loans	50.29	47.49
Allowance for loan losses to total loans	1.35	1.23

(1)	Mortgage loans delinquent 90 days or more and still accruing interest consist primarily of loans delinquent 90 days or more as to their maturity date but not their interest due.
(2)
Non-performing loans exclude loans which have been restructured and are accruing and performing in accordance with the restructured terms for a satisfactory period of time.  Restructured accruing loans totaled $28.2 million at March 31, 2010 and $26.0 million at December 31, 2009.

(3)	REO, all of which are one-to-four family properties, is net of allowance for losses totaling $773,000 at March 31, 2010 and $816,000 at December 31, 2009.

Total non-performing assets increased $13.6 million to $468.4 million at March 31, 2010, from $454.8 million at December 31, 2009.  This increase was due to an increase in non-performing loans, coupled with an increase of $3.1 million in REO, net.  Non-performing loans, the most significant component of non-performing assets, increased $10.5 million to $419.1 million at March 31, 2010, from $408.6 million at December 31, 2009.  This increase was primarily due to an increase of $19.5 million in non-performing one-to-four family mortgage loans, partially offset by a decrease of $9.1 million in non-performing multi-family, commercial real estate and construction loans.  The increase in non-performing one-to-four family mortgage loans reflects a greater concentration in non-performing reduced documentation loans.  Reduced documentation loans represent only 17% of the one-to-four family mortgage loan portfolio, yet represent 56% of non-performing one-to-four family mortgage loans at March 31, 2010.  The ratio of non-performing loans to total loans increased to 2.68% at March 31, 2010, from 2.59% at December 31, 2009.  The ratio of non-performing assets to total assets increased to 2.33% at March 31, 2010, from 2.25% at December 31, 2009.

As previously discussed, we proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  During the three months ended March 31, 2010, we sold $8.7 million, net of $3.3 million in net charge-offs, of delinquent and non-performing mortgage loans, consisting of multi-family and commercial real estate loans.  In addition, included in loans held-for-sale, net, are non-performing loans totaling $15.0 million, net of $11.1 million in net charge-offs and a $681,000 lower of cost or market valuation allowance, at March 31, 2010 and $6.9 million, net of $6.8 million in net charge-offs and a $1.1 million lower of cost or market valuation allowance, at December 31, 2009.  Such loans, which are primarily multi-family mortgage loans, are excluded from non-performing loans, non-performing assets and related ratios.  Assuming we did not sell or reclassify to held-for-sale any non-performing loans during 2010, at March 31, 2010 our non-performing loans and non-performing assets would have been $25.7 million higher and our allowance for loan losses would have been $8.0 million higher.  Additionally, the ratio of non-performing loans to total loans would have been 16 basis points higher, the ratio of non-performing assets to total assets would have been 13 basis points higher and the ratio of the allowance for loan losses to non-performing loans would have been 110 basis points lower.

The following table provides further details on the composition of our non-performing one-to-four family and multi-family and commercial real estate mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At March 31, 2010		At December 31, 2009
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Non-performing one-to-four family:
Full documentation interest-only	$111,834	31.99%	$106,441	32.25%
Full documentation amortizing	41,318	11.82	40,875	12.38
Reduced documentation interest-only	167,994	48.07	158,164	47.92
Reduced documentation amortizing	28,397	8.12	24,602	7.45
Total non-performing one-to-four family	$349,543	100.00%	$330,082	100.00%
Non-performing multi-family and commercial real estate:
Full documentation amortizing	$33,575	58.92%	$42,637	62.51%
Full documentation interest-only	23,411	41.08	25,571	37.49
Total non-performing multi-family and commercial real estate	$56,986	100.00%	$68,208	100.00%

The following table provides details on the geographic composition of both our total and non-performing one-to-four family mortgage loans as of March 31, 2010.

	One-to-Four Family Mortgage Loans
	At March 31, 2010
				Percent of	Non-Performing
			Total	Total	Loans
		Percent of	Non-Performing	Non-Performing	as Percent of
(Dollars in Millions)	Total Loans	Total Loans	Loans	Loans	State Totals
State:
New York	$3,121.1	26.3%	$47.4	13.7%	1.52%
Illinois	1,476.6	12.5	45.5	13.0	3.08
Connecticut	1,155.9	9.8	31.6	9.0	2.73
California	1,022.9	8.6	44.2	12.6	4.32
New Jersey	898.6	7.6	48.0	13.7	5.34
Massachusetts	843.4	7.1	16.0	4.6	1.90
Virginia	758.0	6.4	20.3	5.8	2.68
Maryland	742.7	6.3	39.8	11.4	5.36
Washington	355.7	3.0	2.9	0.8	0.82
Florida	256.4	2.2	26.9	7.7	10.49
All other states (1)	1,215.2	10.2	26.9	7.7	2.21
Total	$11,846.5	100.0%	$349.5	100.0%	2.95%

(1)	Includes 28 states and Washington, D.C.

At March 31, 2010, the geographic composition of our multi-family and commercial real estate mortgage loan portfolio was 93% in the New York metropolitan area, 3% in Florida and 4% in various other states and the geographic composition of non-performing multi-family and commercial real estate mortgage loans was 65% in the New York metropolitan area, 27% in Florida, 5% in Illinois, 2% in Pennsylvania and 1% in Massachusetts.

We discontinue accruing interest on loans when they become 90 days delinquent as to their payment due date.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.

If all non-accrual loans at March 31, 2010 and 2009 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $6.4 million for the three months ended March 31, 2010 and $5.1 million for the three months ended March 31, 2009.  This compares to actual payments recorded as interest income, with respect to such loans, of $1.3 million for the three months ended March 31, 2010 and $714,000 for the three months ended March 31, 2009.

We may agree to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.  Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms generally for a period of six months.  Loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $59.9 million at March 31, 2010 and $57.2 million at December 31, 2009.  Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to performing status.  Restructured accruing loans totaled $28.2 million at March 31, 2010 and $26.0 million at December 31, 2009.

In addition to non-performing loans, we had $148.0 million of potential problem loans at March 31, 2010, compared to $145.9 million at December 31, 2009.  Such loans include loans which are 60-89 days delinquent as shown in the following table and certain other internally classified loans.

Delinquent Loans

The following table shows a comparison of delinquent loans at March 31, 2010 and December 31, 2009.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days		60-89 Days		90 Days or More
	Number		Number		Number
	of		of		of
(Dollars in Thousands)	Loans	Amount	Loans	Amount	Loans	Amount
At March 31, 2010:
Mortgage loans:
One-to-four family	408	$136,400	169	$62,593	994	$349,543
Multi-family	46	34,089	18	11,963	45	52,511
Commercial real estate	11	9,882	5	6,300	5	4,475
Construction	-	-	1	215	3	7,617
Consumer and other loans	111	5,262	29	1,674	61	4,906
Total delinquent loans	576	$185,633	222	$82,745	1,108	$419,052
Delinquent loans to total loans		1.19%		0.53%		2.68%

At December 31, 2009:
Mortgage loans:
One-to-four family	431	$146,918	182	$62,522	936	$330,082
Multi-family	64	48,137	18	12,392	53	59,526
Commercial real estate	8	13,512	-	-	4	8,682
Construction	-	-	-	-	2	5,458
Consumer and other loans	136	4,327	39	1,400	61	4,824
Total delinquent loans	639	$212,894	239	$76,314	1,056	$408,572
Delinquent loans to total loans		1.35%		0.48%		2.59%

Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

For the Three Months Ended
(In Thousands)	March 31, 2010
Balance at January 1, 2010	$194,049
Provision charged to operations	45,000
Charge-offs:
One-to-four family (1)	(20,690)
Multi-family	(6,308)
Commercial real estate	(4,305)
Consumer and other loans	(333)
Total charge-offs	(31,636)
Recoveries:
One-to-four family (1)	3,311
Multi-family	4
Consumer and other loans	20
Total recoveries	3,335
Net charge-offs	(28,301)
Balance at March 31, 2010	$210,748

(1) Includes $9.1 million of net charge-offs related to reduced documentation loans.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2010 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The Gap Table includes $2.93 billion of callable borrowings classified according to their maturity dates, primarily in the more than one year to three years and more than five years categories, which are callable within one year and at various times thereafter.  In addition, the Gap Table includes callable securities with an amortized cost of $251.0 million classified according to their maturity dates, in the more than one year to three years and more than three years to five years categories, which are callable within one year and at various times thereafter.  The classifications of callable borrowings and securities according to their maturity dates are based on our experience with, and expectations of, these types of instruments and the current interest rate environment.  As indicated in the Gap Table, our one-year cumulative gap at March 31, 2010 was negative 5.91% compared to negative 6.77% at December 31, 2009.

	At March 31, 2010
		More than	More than
		One Year	Three Years
	One Year	to	to	More than
(Dollars in Thousands)	or Less	Three Years	Five Years	Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$5,104,353	$4,824,619	$4,222,735	$665,927	$14,817,634
Consumer and other loans (1)	321,445	33	-	379	321,857
Repurchase agreements and interest-earning cash accounts	79,311	-	-	-	79,311
Securities available-for-sale	264,096	333,906	145,119	25,248	768,369
Securities held-to-maturity	786,787	1,207,007	373,541	4,669	2,372,004
FHLB-NY stock	-	-	-	178,090	178,090
Total interest-earning assets	6,555,992	6,365,565	4,741,395	874,313	18,537,265
Net unamortized purchase premiums and deferred costs (2)	38,843	35,673	29,671	4,584	108,771
Net interest-earning assets (3)	6,594,835	6,401,238	4,771,066	878,897	18,646,036
Interest-bearing liabilities:
Savings	269,102	448,446	448,446	944,362	2,110,356
Money market	145,606	92,166	92,166	1,424	331,362
NOW and demand deposit	120,007	240,026	240,026	1,054,030	1,654,089
Liquid CDs	644,787	-	-	-	644,787
Certificates of deposit	4,961,035	2,342,472	640,734	-	7,944,241
Borrowings, net	1,639,628	1,943,433	200,000	1,978,866	5,761,927
Total interest-bearing liabilities	7,780,165	5,066,543	1,621,372	3,978,682	18,446,762
Interest sensitivity gap	(1,185,330)	1,334,695	3,149,694	(3,099,785)	$199,274
Cumulative interest sensitivity gap	$(1,185,330)	$149,365	$3,299,059	$199,274

Cumulative interest sensitivity gap as a percentage of total assets	(5.91)%	0.74%	16.45%	0.99%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	84.76%	101.16%	122.80%	101.08%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.
(2)	Net unamortized purchase premiums and deferred costs are prorated.
(3)	Includes securities available-for-sale at amortized cost.

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

We perform analyses of interest rate increases and decreases of up to 300 basis points although changes in interest rates of 200 basis points is a more common and reasonable scenario for analytical purposes.  Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning April 1, 2010 would increase by approximately 0.18% from the base projection.  At December 31, 2009, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2010 would have increased by approximately 1.16% from the base projection.  The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indexes are below 2.00%.  However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning April 1, 2010 would decrease by approximately 1.73% from the base projection.  At December 31, 2009, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2010 would have decreased by approximately 2.53% from the base projection.  The down 100 basis point scenarios include some limitations as well since certain indices, yields and costs are already below 1.00%.

Various shortcomings are inherent in both the Gap Table and NII sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, although our NII sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from bank owned life insurance and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning April 1, 2010 would increase by approximately $5.2 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning April 1, 2010 would decrease by approximately $2.8 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and NII sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2009 Annual Report on Form 10-K.

ITEM 4.	Controls and Procedures

George L. Engelke, Jr., our Chairman and Chief Executive Officer, and Frank E. Fusco, our Executive Vice President, Treasurer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2010.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 12, 2010, we agreed to a final binding settlement of this matter with the U.S. Government in an amount equal to $6.2 million.  Legal expense related to this matter has been recognized as it has been incurred.  The settlement will be recognized in our consolidated statement of income in April 2010.

Automated Transactions LLC Litigation

On November 20, 2009, an action entitled Automated Transactions LLC v. Astoria Financial Corporation and Astoria Federal Savings and Loan Association was commenced in the United States District Court for the Southern District of New York against us by Automated Transactions LLC, alleging patent infringement involving integrated banking and transaction machines that we utilize.  We were served with the summons and complaint in such action on March 2, 2010.  We understand that the term “integrated banking and transaction machines” is intended to include automated teller machines.  The plaintiff also filed a similar suit on the same day against another financial institution and its holding company.  The plaintiff seeks unspecified monetary damages and an injunction preventing us from continuing to utilize the allegedly infringing machines.  We are vigorously defending this lawsuit, and filed an answer and counterclaims to the plaintiff’s complaint on March 23, 2010, to which the plaintiff filed a reply on April 12, 2010.  We have also tendered requests for indemnification from the manufacturer and from the transaction processor utilized with respect to the accused products, and have filed a third party complaint against the manufacturer and the processor for indemnification and contribution.  An adverse result in this lawsuit may include an award of monetary damages, on-going royalty obligations, and/or may result in a change in our business practice, which could result in a loss of revenue.  No assurance can be given at this time that this litigation will be resolved amicably, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

ITEM 1A.	Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2009 Annual Report on Form 10-K.  There are no other material changes in risk factors relevant to our operations since December 31, 2009 except as discussed below.

The potential adoption of significant aspects of proposed regulatory reform legislation may have a material effect on our operations.

On December 11, 2009, the House of Representatives passed the Wall Street Reform and Consumer Protection Act of 2009, or the Reform Bill. The Reform Bill is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. The Reform Bill, among other things, would create three new governmental agencies: the Financial Services Oversight Council, the Federal Insurance Office and the Consumer Financial Protection Agency, or the CFPA. The CFPA would have the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations. In addition, the Reform Bill would establish the Division of Thrift Supervision within the Office of the Comptroller of the Currency, or OCC, to abolish the OTS and transfer its functions and personnel to the Division of Thrift Supervision.  The Reform Bill preserves the federal thrift charter for thrifts, such as Astoria Federal.  Most significantly for us, the Reform Bill contains provisions which would result in thrift holding companies, such as Astoria Financial Corporation, becoming bank holding companies subject to consolidated capital requirements, Bank Holding Company Act limitations and supervision by the Board of Governors of the Federal Reserve System, or FRB.

On March 15, 2010, Senate Banking Committee Chairman Christopher Dodd released a revised draft of financial regulatory reform legislation, the Restoring American Financial Stability Act.  On March 22, 2010, the Senate Banking Committee voted to report Chairman Dodd’s bill to the full Senate for consideration, as modified.  Like the Reform Bill, Chairman Dodd’s bill contemplates the elimination of the OTS and the transfer of supervisory authority over federal thrifts to the OCC.  Unlike the Reform Bill, Chairman Dodd’s bill does not eliminate the thrift holding company, nor does it expressly provide that thrift holding companies would be regulated as bank holding companies.  Instead, under Chairman Dodd’s bill, thrift holding companies would survive, with holding companies of federal thrifts with less than $50 billion in consolidated assets, like us, being regulated by the OCC.  However, under Chairman Dodd’s bill, the FRB would have rulemaking authority over all thrift holding companies, regardless of size, as well as over all bank holding companies, though the FRB must consult with the OCC and the FDIC before proposing or adopting regulations that apply to holding companies of federal thrifts with less than $50 billion in consolidated assets.  If the FRB obtains rulemaking authority over thrift holding companies, as proposed in Chairman Dodd’s bill, existing thrift holding companies, like us, may become subject to consolidated capital requirements, activities restrictions and other new regulatory requirements to which they may not have previously been subject.

The exact requirements and timing of any final legislation cannot be determined at this time.  If the more significant provisions of the Reform Bill or Chairman Dodd’s bill become final, our operations would be significantly affected.

The FDIC’s restoration plan and the related proposed rulemaking may have a further material effect on our results of operations.

The failures of a number of banks and thrifts over the past several years has resulted in a significant increase in the loss provisions of the DIF of the FDIC. This has resulted in a decline in the DIF reserve ratio. Because the DIF reserve ratio declined below 1.15% and is expected to remain below 1.15%, the FDIC was required to establish a restoration plan to restore the reserve ratio to 1.15% within a period of five years, which was subsequently extended to eight years.  In February 2009, the FDIC adopted a final rule which set the initial base assessment rates beginning April 1, 2009 and provided for the following adjustments to an institution's assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt; (2) an increase for secured liabilities in excess of 25% of domestic deposits; and (3) for institutions not placed in the lowest risk category for assessment purposes, an increase for brokered deposits above a threshold amount.  Additionally, in September 2009, the FDIC adopted an amendment to the restoration plan that increases the deposit insurance assessment rate schedule by 3 basis points (annualized) of insured deposits beginning January 1, 2011.

On April 13, 2010, the Board of Directors of the FDIC approved a Notice of Proposed Rulemaking to revise the deposit insurance assessment system for large institutions that pose unique and concentrated risks to the DIF.  The FDIC proposes to revise the assessment system applicable to large institutions to better capture risk at the time an institution assumes the risk, to better differentiate institutions during periods of good economic and banking conditions based on how they would fare during periods of stress or economic downturns, and to better take into account the losses that the FDIC may incur if an institution fails.  Under the proposal, risk categories and long-term debt ratings would no longer be used to categorize large institutions for purposes of assigning a range of potential assessment rates, but the FDIC would continue to use the supervisory ratings as a factor in measuring risk.  The FDIC would replace the financial ratios currently used with two scorecards: one for large institutions and the other for highly complex institutions.  A highly complex institution would be defined as an insured depository institution with greater than $50 billion in total assets that is wholly owned by a parent company with more than $500 billion in total assets.  A large institution would be defined as an insured depository institution with $10 billion or greater in total assets for at least four consecutive quarters.  Accordingly, we would be considered a large institution under the proposal.

Each scorecard would have two components—a performance score and loss severity score.  The two scores would be combined to produce a total score, which would be translated into an initial assessment rate.  Similar to the current system, the FDIC would retain an ability to make limited discretionary adjustments.  The FDIC proposes that the Board of Directors of the FDIC adopt new initial and total base assessment rate schedules effective January 1, 2011.  For large institutions, the initial base assessment rate would range from 10 to 50 basis points, and the total base assessment rate would range from 5 to 85 basis points, effective January 1, 2011 (excluding the aforementioned 3 basis point increase in assessment rates beginning January 1, 2011).

The potential effects on us of this Notice of Proposed Rulemaking are unknown at this time.  However, if adopted as proposed, these new rules could result in even higher FDIC deposit insurance assessments effective January 1, 2011, which could further increase non-interest expense and have a material impact on our results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, there were no repurchases of our common stock.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock outstanding, in open-market or privately negotiated transactions.  At March 31, 2010, a maximum of 8,107,300 shares may yet be purchased under this plan.  As of March 31, 2010, we are not currently repurchasing additional shares of our common stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

See Index of Exhibits on page 59.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

Dated:	May 7, 2010	By:	/s/	Frank E. Fusco
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