Form 10-Q
period 2010-06-30
ASTORIA FINANCIAL CORP
filed 2010-08-06
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, July 30, 2010

.01 Par Value	97,877,469

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	(Unaudited)
(In Thousands, Except Share Data)	At June 30, 2010	At December 31, 2009
Assets:
Cash and due from banks	$319,997	$71,540
Repurchase agreements	41,900	40,030
Available-for-sale securities:
Encumbered	614,269	798,367
Unencumbered	114,347	62,327
Total available-for-sale securities	728,616	860,694
Held-to-maturity securities, fair value of $2,069,935 and $2,367,520, respectively:
Encumbered	1,817,737	1,955,163
Unencumbered	190,372	362,722
Total held-to-maturity securities	2,008,109	2,317,885
Federal Home Loan Bank of New York stock, at cost	185,768	178,929
Loans held-for-sale, net	34,859	34,274
Loans receivable:
Mortgage loans, net	15,039,766	15,447,115
Consumer and other loans, net	326,561	333,607
Total loans receivable	15,366,327	15,780,722
Allowance for loan losses	(210,999)	(194,049)
Loans receivable, net	15,155,328	15,586,673
Mortgage servicing rights, net	8,649	8,850
Accrued interest receivable	65,653	66,121
Premises and equipment, net	133,765	136,195
Goodwill	185,151	185,151
Bank owned life insurance	406,087	401,735
Real estate owned, net	54,428	46,220
Other assets	341,688	317,882
Total assets	$19,669,998	$20,252,179
Liabilities:
Deposits:
Savings	$2,183,350	$2,041,701
Money market	337,455	326,842
NOW and demand deposit	1,687,163	1,646,633
Liquid certificates of deposit	607,853	711,509
Certificates of deposit	7,432,620	8,085,553
Total deposits	12,248,441	12,812,238
Reverse repurchase agreements	2,200,000	2,500,000
Federal Home Loan Bank of New York advances	3,235,000	3,000,000
Other borrowings, net	378,019	377,834
Mortgage escrow funds	131,578	114,036
Accrued expenses and other liabilities	249,915	239,457
Total liabilities	18,442,953	19,043,565

Stockholders' Equity:
Preferred stock, $1.00 par value (5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, $.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 97,891,753 and 97,083,607 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	855,352	857,662
Retained earnings	1,827,098	1,829,199
Treasury stock (68,603,135 and 69,411,281 shares, at cost, respectively)	(1,417,661)	(1,434,362)
Accumulated other comprehensive loss	(25,092)	(29,779)
Unallocated common stock held by ESOP (3,907,866 and 4,304,635 shares, respectively)	(14,317)	(15,771)
Total stockholders' equity	1,227,045	1,208,614
Total liabilities and stockholders' equity	$19,669,998	$20,252,179

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Share Data)	2010	2009	2010	2009
Interest income:
Mortgage loans:
One-to-four family	$136,750	$154,547	$277,704	$317,487
Multi-family, commercial real estate and construction	49,598	55,978	100,723	112,592
Consumer and other loans	2,668	2,657	5,319	5,335
Mortgage-backed and other securities	29,636	37,223	60,983	80,327
Repurchase agreements and interest-earning cash accounts	54	215	69	231
Federal Home Loan Bank of New York stock	1,921	2,677	4,417	4,363
Total interest income	220,627	253,297	449,215	520,335
Interest expense:
Deposits	49,496	81,961	103,038	172,721
Borrowings	59,182	62,282	119,876	126,883
Total interest expense	108,678	144,243	222,914	299,604
Net interest income	111,949	109,054	226,301	220,731
Provision for loan losses	35,000	50,000	80,000	100,000
Net interest income after provision for loan losses	76,949	59,054	146,301	120,731
Non-interest income:
Customer service fees	13,372	14,240	26,665	29,079
Other loan fees	866	939	1,572	1,878
Gain on sales of securities	-	-	-	2,112
Other-than-temporary impairment write-down of securities	-	-	-	(5,300)
Mortgage banking income, net	600	3,383	2,157	3,879
Income from bank owned life insurance	2,376	2,468	4,352	4,447
Other	5,958	(600)	7,118	277
Total non-interest income	23,172	20,430	41,864	36,372
Non-interest expense:
General and administrative:
Compensation and benefits	34,634	33,363	69,885	67,363
Occupancy, equipment and systems	16,637	16,065	33,086	32,396
Federal deposit insurance premiums	6,616	6,899	13,213	10,804
Federal deposit insurance special assessment	-	9,851	-	9,851
Advertising	994	1,221	2,814	2,780
Other	16,947	8,622	25,089	16,788
Total non-interest expense	75,828	76,021	144,087	139,982
Income before income tax expense	24,293	3,463	44,078	17,121
Income tax expense	8,747	763	15,606	5,625
Net income	$15,546	$2,700	$28,472	$11,496
Basic earnings per common share	$0.17	$0.03	$0.30	$0.12
Diluted earnings per common share	$0.17	$0.03	$0.30	$0.12
Basic weighted average common shares	91,621,997	90,525,669	91,541,675	90,370,279
Diluted weighted average common and common equivalent shares	91,621,997	90,525,669	91,541,742	90,370,400

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Six Months Ended June 30, 2010

						Accumulated	Unallocated
			Additional			Other	Common
		Common	Paid-in	Retained	Treasury	Comprehensive	Stock Held
(In Thousands, Except Share Data)	Total	Stock	Capital	Earnings	Stock	Loss	by ESOP
Balance at December 31, 2009	$1,208,614	$1,665	$857,662	$1,829,199	$(1,434,362)	$(29,779)	$(15,771)

Comprehensive income:
Net income	28,472	-	-	28,472	-	-	-
Other comprehensive income, net of tax:
Net unrealized gain on securities	2,469	-	-	-	-	2,469	-
Reclassification of prior service cost	48	-	-	-	-	48	-
Reclassification of net actuarial loss	2,075	-	-	-	-	2,075	-
Reclassification of loss on cash flow hedge	95	-	-	-	-	95	-
Comprehensive income	33,159

Dividends on common stock ($0.26 per share)	(24,349)	-	-	(24,349)	-	-	-

Restricted stock grants (806,428 shares)	-	-	(10,484)	(6,181)	16,665	-	-

Forfeitures of restricted stock (10,282 shares)	-	-	125	87	(212)	-	-

Exercise of stock options (12,000 shares issued)	112	-	-	(136)	248	-	-

Stock-based compensation	3,912	-	3,906	6	-	-	-

Net tax benefit excess from stock-based compensation	124	-	124	-	-	-	-

Allocation of ESOP stock	5,473	-	4,019	-	-	-	1,454

Balance at June 30, 2010	$1,227,045	$1,665	$855,352	$1,827,098	$(1,417,661)	$(25,092)	$(14,317)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
(In Thousands)	2010	2009
Cash flows from operating activities:
Net income	$28,472	$11,496
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on loans	16,207	14,246
Net amortization (accretion) on securities and borrowings	870	(1,298)
Net provision for loan and real estate losses	80,829	101,529
Depreciation and amortization	5,593	5,532
Net gain on sales of loans and securities	(1,973)	(4,849)
Other-than-temporary impairment write-down of securities	-	5,300
Other asset impairment charges	1,612	1,588
Originations of loans held-for-sale	(115,237)	(248,058)
Proceeds from sales and principal repayments of loans held-for-sale	123,299	181,494
Stock-based compensation and allocation of ESOP stock	9,385	8,121
Decrease in accrued interest receivable	468	4,579
Mortgage servicing rights amortization and valuation allowance adjustments, net	1,486	740
Bank owned life insurance income and insurance proceeds received, net	(4,352)	(213)
Increase in other assets	(25,724)	(48,669)
Increase in accrued expenses and other liabilities	13,737	55,810
Net cash provided by operating activities	134,672	87,348
Cash flows from investing activities:
Originations of loans receivable	(1,406,022)	(1,001,654)
Loan purchases through third parties	(245,332)	(129,879)
Principal payments on loans receivable	1,901,613	1,724,412
Proceeds from sales of delinquent and non-performing loans	22,987	23,694
Purchases of securities held-to-maturity	(390,890)	(300,820)
Principal payments on securities held-to-maturity	699,839	564,050
Principal payments on securities available-for-sale	135,917	197,648
Proceeds from sales of securities available-for-sale	-	91,391
Net (purchases) redemptions of Federal Home Loan Bank of New York stock	(6,839)	34,446
Proceeds from sales of real estate owned, net	44,428	22,939
Purchases of premises and equipment, net of proceeds from sales	(4,678)	(4,712)
Net cash provided by investing activities	751,023	1,221,515
Cash flows from financing activities:
Net (decrease) increase in deposits	(563,797)	130,257
Net decrease in borrowings with original terms of three months or less	(90,000)	(813,000)
Proceeds from borrowings with original terms greater than three months	525,000	235,000
Repayments of borrowings with original terms greater than three months	(500,000)	(500,000)
Net increase (decrease) in mortgage escrow funds	17,542	(825)
Cash dividends paid to stockholders	(24,349)	(23,882)
Cash received for options exercised	112	252
Net tax benefit excess (shortfall) from stock-based compensation	124	(827)
Net cash used in financing activities	(635,368)	(973,025)
Net increase in cash and cash equivalents	250,327	335,838
Cash and cash equivalents at beginning of period	111,570	100,293
Cash and cash equivalents at end of period	$361,897	$436,131
Supplemental disclosures:
Interest paid	$223,801	$299,391
Income taxes paid	$37,605	$43,535
Additions to real estate owned	$46,565	$30,930
Loans transferred to held-for-sale	$34,528	$42,378

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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2010 and December 31, 2009, our results of operations for the three and six months ended June 30, 2010 and 2009, changes in our stockholders’ equity for the six months ended June 30, 2010 and our cash flows for the six months ended June 30, 2010 and 2009.  In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of June 30, 2010 and December 31, 2009, and amounts of revenues and expenses in the consolidated statements of income for the three and six months ended June 30, 2010 and 2009.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the remainder of the year.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2009 audited consolidated financial statements and related notes included in our 2009 Annual Report on Form 10-K.

2.     Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At June 30, 2010
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE (1) issuance REMICs and CMOs (2)	$646,453	$24,294	$-	$670,747
Non-GSE issuance REMICs and CMOs	24,337	2	(577)	23,762
GSE pass-through certificates	31,329	1,196	-	32,525
Total residential mortgage-backed securities	702,119	25,492	(577)	727,034
Freddie Mac preferred stock	-	1,582	-	1,582
Other securities	15	-	(15)	-
Total securities available-for-sale	$702,134	$27,074	$(592)	$728,616
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,939,196	$62,344	$(199)	$2,001,341
Non-GSE issuance REMICs and CMOs	63,669	8	(385)	63,292
GSE pass-through certificates	913	58	-	971
Total residential mortgage-backed securities	2,003,778	62,410	(584)	2,065,604
Obligations of states and political subdivisions	4,331	-	-	4,331
Total securities held-to-maturity	$2,008,109	$62,410	$(584)	$2,069,935

(1)  Government-sponsored enterprise
(2)  Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2009
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$777,098	$19,157	$(15)	$796,240
Non-GSE issuance REMICs and CMOs	27,165	3	(899)	26,269
GSE pass-through certificates	33,441	941	(7)	34,375
Total residential mortgage-backed securities	837,704	20,101	(921)	856,884
Freddie Mac preferred stock	-	3,784	-	3,784
Other securities	40	-	(14)	26
Total securities available-for-sale	$837,744	$23,885	$(935)	$860,694
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,979,296	$50,387	$-	$2,029,683
Non-GSE issuance REMICs and CMOs	82,014	33	(2,214)	79,833
GSE pass-through certificates	1,097	66	-	1,163
Total residential mortgage-backed securities	2,062,407	50,486	(2,214)	2,110,679
Obligations of U.S. government and GSEs	250,955	1,363	-	252,318
Obligations of states and political subdivisions	4,523	-	-	4,523
Total securities held-to-maturity	$2,317,885	$51,849	$(2,214)	$2,367,520

The following tables set forth the estimated fair values of securities with gross unrealized losses at the dates indicated, segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer.

	At June 30, 2010
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Non-GSE issuance REMICs and CMOs	$608	$(24)	$22,784	$(553)	$23,392	$(577)
Other securities	-	-	-	(15)	-	(15)
Total temporarily impaired securities available-for-sale	$608	$(24)	$22,784	$(568)	$23,392	$(592)
Held-to-maturity:
GSE issuance REMICs and CMOs	$26,841	$(199)	$-	$-	$26,841	$(199)
Non-GSE issuance REMICs and CMOs	-	-	59,137	(385)	59,137	(385)
Total temporarily impaired securities held-to-maturity	$26,841	$(199)	$59,137	$(385)	$85,978	$(584)

	At December 31, 2009
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
GSE issuance REMICs and CMOs	$1,489	$(15)	$-	$-	$1,489	$(15)
Non-GSE issuance REMICs and CMOs	549	(54)	25,557	(845)	26,106	(899)
GSE pass-through certificates	1,309	(4)	377	(3)	1,686	(7)
Other securities	-	-	1	(14)	1	(14)
Total temporarily impaired securities available-for-sale	$3,347	$(73)	$25,935	$(862)	$29,282	$(935)
Total temporarily impaired securities held-to-maturity:
Non-GSE issuance REMICs and CMOs	$-	$-	$70,589	$(2,214)	$70,589	$(2,214)

We held 32 securities which had an unrealized loss at June 30, 2010 and 46 at December 31, 2009.  At June 30, 2010 and December 31, 2009, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment is directly related to the change in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  None of the unrealized losses are related to credit losses.  Therefore, at June 30, 2010 and December 31, 2009, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security

There were no other-than-temporary impairment, or OTTI, write-down of securities charges during the six months ended June 30, 2010.  During the six months ended June 30, 2009, we recorded a $5.3 million OTTI charge to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities.  Our analysis of the market value trends of these securities indicated that based on the duration of the unrealized loss and the unlikelihood of a near-term market value recovery, as of March 31, 2009, our Freddie Mac preferred securities were other-than-temporarily impaired and of such little value that a write-off of our remaining cost basis was warranted.  The securities’ market values totaled $1.6 million at June 30, 2010, which is recorded as an unrealized gain on our available-for-sale securities.  OTTI charges are included as a component of non-interest income in the consolidated statements of income.

For additional information regarding securities impairment, see “Critical Accounting Policies” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

There were no sales of securities from the available-for-sale portfolio during the six months ended June 30, 2010.  During the six months ended June 30, 2009, proceeds from sales of securities from the available-for-sale portfolio totaled $91.4 million resulting in gross realized gains of $2.1 million.  Gains and losses on the sale of all securities are determined using the specific identification method.

Held-to-maturity debt securities, excluding mortgage-backed securities, had an amortized cost and fair value of $4.3 million at June 30, 2010.  These securities will mature between 2017 and 2018.  Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The balance of accrued interest receivable for securities totaled $9.3 million at June 30, 2010 and $10.3 million at December 31, 2009.

3.     Loans Held-for-Sale, net

Loans held-for-sale, net, includes fifteen and thirty year conforming fixed rate one-to-four family mortgage loans originated for sale as well as certain non-performing loans.  Over the past several years we have sold certain delinquent and non-performing loans held in portfolio.  Upon our decision to sell such loans, we reclassify them to held-for-sale at the lower of cost or fair value, less estimated selling costs.  Non-performing loans held-for-sale, included in loans held-for-sale, net, totaled $13.9 million, net of a $117,000 valuation allowance, as of June 30, 2010 and totaled $6.9 million, net of a $1.1 million valuation allowance, at December 31, 2009.  Non-performing loans held-for-sale consisted primarily of multi-family and commercial real estate loans at June 30, 2010 and December 31, 2009.

We sold certain delinquent and non-performing mortgage loans totaling $22.6 million, net of charge-offs of $12.3 million, during the six months ended June 30, 2010, primarily multi-family and commercial real estate loans, and $23.7 million, net of charge-offs of $11.9 million, during the six months ended June 30, 2009, primarily multi-family loans.  Net gain on sales of non-performing loans totaled $352,000 for the three months ended June 30, 2010 and $357,000 for the six months ended June 30, 2010.  Net loss on sales of non-performing loans totaled $26,000 for the three months ended June 30, 2009 and $53,000 for the six months ended June 30, 2009.

We recorded net lower of cost or market write-downs on non-performing loans held-for-sale totaling $97,000 for the three and six months ended June 30, 2010.  There were no lower of cost or market write-downs for the six months ended June 30, 2009.

4.     Loans Receivable, net

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At June 30, 2010		At December 31, 2009
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Mortgage loans (gross):
One-to-four family	$11,708,982	76.69%	$11,895,362	75.88%
Multi-family	2,397,171	15.70	2,559,058	16.33
Commercial real estate	820,922	5.38	866,804	5.53
Construction	16,665	0.11	23,599	0.15
Total mortgage loans	14,943,740	97.88	15,344,823	97.89
Consumer and other loans (gross):
Home equity	295,769	1.94	302,410	1.93
Commercial	14,014	0.09	13,588	0.09
Other	13,670	0.09	14,020	0.09
Total consumer and other loans	323,453	2.12	330,018	2.11
Total loans (gross)	15,267,193	100.00%	15,674,841	100.00%
Net unamortized premiums and deferred loan costs	99,134		105,881
Total loans	15,366,327		15,780,722
Allowance for loan losses	(210,999)		(194,049)
Total loans, net	$15,155,328		$15,586,673

Activity in the allowance for loan losses is summarized as follows:

(In Thousands)	For the Six Months Ended June 30, 2010
Balance at January 1, 2010	$194,049
Provision charged to operations	80,000
Charge-offs	(72,048)
Recoveries	8,998
Balance at June 30, 2010	$210,999

For additional information regarding the composition of our loan portfolio, non-performing loans and our allowance for loan losses, see “Asset Quality” in Item 2, “MD&A.”

5.     Premises and Equipment, net

Included in premises and equipment, net, is an office building with a net carrying value of $14.9 million at June 30, 2010 and $16.7 million at December 31, 2009, which was classified as held-for-sale prior to September 30, 2009.  The building, which is currently unoccupied, is located in Lake Success, New York, and formerly housed our lending operations, which were relocated in March 2008 to a facility which we currently lease in Mineola, New York.  During the 2009 second quarter, we recorded a lower of cost or market write-down of $1.6 million to reduce the carrying amount of the building to its estimated fair value less selling costs as of June 30, 2009.  Due to economic and real estate market conditions, we were unable to sell the building at a reasonable price within a reasonable period of time.  Therefore, as of September 30, 2009, the building was no longer classified as held-for-sale.  No depreciation expense was recorded while the building was classified as held-for-sale.  We resumed depreciation of the building in October 2009 over its remaining useful life based on the carrying value of $16.9 million at September 30, 2009.

During the 2010 second quarter, we received several indications of interest on the building which we are currently evaluating.  Negotiations with potential buyers indicate a current market value below the carrying value of the building.  As a result, we evaluated the building for impairment and recorded an impairment write-down of $1.5 million to reduce the carrying amount of the building to its estimated fair value less selling costs as of June 30, 2010.

The charges for the impairment write-down recorded in the 2010 second quarter and the lower of cost or market write-down recorded in the 2009 second quarter are included in other non-interest income in the consolidated statements of income.

6.     Income Taxes

Gross unrecognized tax benefits totaled $3.2 million at June 30, 2010 compared to $5.3 million at December 31, 2009.  The decrease was primarily a result of settlements with taxing authorities.  It is reasonably possible that additional decreases in gross unrecognized tax benefits totaling $1.1 million may occur in the next twelve months as a result of settlements with taxing authorities.  If realized, all of our unrecognized tax benefits at June 30, 2010 would affect our effective income tax rate.  After the related deferred tax effects, realization of those benefits would reduce income tax expense by $2.4 million.

In addition to the above unrecognized tax benefits, we have accrued liabilities for interest and penalties related to uncertain tax positions totaling $1.7 million at June 30, 2010 compared to $2.0 million at December 31, 2009.  The decrease was primarily a result of settlements with taxing authorities, partially offset by interest accrued during the six months ended June 30, 2010.  Realization of all of our unrecognized tax benefits would result in a further reduction in income tax expense of $1.1 million for the reversal of accrued interest and penalties, net of the related deferred tax effects.

7.	Earnings Per Share

The following table is a reconciliation of basic and diluted earnings per share, or EPS.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2010	2009	2010	2009
Net income	$15,546	$2,700	$28,472	$11,496
Income allocated to participating securities (restricted stock)	(379)	(234)	(688)	(459)
Income attributable to common shareholders	$15,167	$2,466	$27,784	$11,037
Average number of common shares outstanding – basic	91,622	90,526	91,542	90,370
Dilutive effect of stock options (1)	-	-	-	-
Average number of common shares outstanding – diluted	91,622	90,526	91,542	90,370
Income per common share attributable to common shareholders:
Basic	$0.17	$0.03	$0.30	$0.12
Diluted	$0.17	$0.03	$0.30	$0.12

(1)
Excludes options to purchase 7,999,253 shares of common stock which were outstanding during the three months ended June 30, 2010; options to purchase 8,651,295 shares of common stock which were outstanding during the three months ended June 30, 2009; options to purchase 8,016,292 shares of common stock which were outstanding during the six months ended June 30, 2010; and options to purchase 8,666,080 shares of common stock which were outstanding during the six months ended June 30, 2009 because their inclusion would be anti-dilutive.

8.	Stock Incentive Plans

On February 1, 2010, 778,740 shares of restricted stock were granted to select officers under the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan, and 27,688 shares of restricted stock were granted to directors under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, or the 2007 Director Stock Plan.  Of the restricted stock granted to select officers, 135,720 shares vest one-third per year and 643,020 shares vest one-fifth per year on December 14th of each year, beginning December 14, 2010.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2005 Employee Stock Plan, all restricted stock granted pursuant to such grants immediately vests.  The restricted stock granted in 2010 under the 2007 Director Stock Plan vests 100% on February 1, 2013, although awards will immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.

Restricted stock activity in our stock incentive plans for the six months ended June 30, 2010 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	1,522,420	$16.02
Granted	806,428	13.00
Vested	(32,230)	(20.93)
Forfeited	(10,282)	(12.09)
Nonvested at June 30, 2010	2,286,336	14.90

Stock-based compensation expense is recognized on a straight-line basis over the vesting period  and totaled $1.4 million, net of taxes of $739,000, for the three months ended June 30, 2010 and totaled $2.5 million, net of taxes of $1.4 million, for the six months ended June 30, 2010.  Stock-based compensation expense recognized for the three months ended June 30, 2009 totaled $978,000, net of taxes of $527,000, and totaled $1.9 million, net of taxes of $1.0 million, for the six months ended June 30, 2009.  At June 30, 2010, pre-tax compensation cost related to all nonvested awards of restricted stock not yet recognized totaled $22.1 million and will be recognized over a weighted average period of approximately 3.3 years.

9.	Pension Plans and Other Postretirement Benefits

The following tables set forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan.

			Other Postretirement
	Pension Benefits		Benefits
	For the Three Months Ended		For the Three Months Ended
	June 30,		June 30,
(In Thousands)	2010	2009	2010	2009
Service cost	$934	$871	$90	$81
Interest cost	2,897	2,812	283	268
Expected return on plan assets	(2,356)	(2,129)	-	-
Amortization of prior service cost (credit)	62	62	(25)	(25)
Recognized net actuarial loss (gain)	1,603	2,062	-	(1)
Net periodic cost	$3,140	$3,678	$348	$323

			Other Postretirement
	Pension Benefits		Benefits
	For the Six Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands)	2010	2009	2010	2009
Service cost	$1,867	$1,742	$179	$162
Interest cost	5,796	5,624	566	535
Expected return on plan assets	(4,711)	(4,258)	-	-
Amortization of prior service cost (credit)	124	124	(50)	(50)
Recognized net actuarial loss (gain)	3,205	4,124	-	(1)
Net periodic cost	$6,281	$7,356	$695	$646

10.	Fair Value Measurements

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

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Our securities available-for-sale are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as mortgage servicing rights, or MSR, loans receivable, certain assets held-for-sale and real estate owned, or REO.  These non-recurring fair value adjustments involve the application of lower of cost or market accounting or impairment write-downs of individual assets.  Additionally, in connection with our mortgage banking activities we have commitments to fund loans held-for-sale and commitments to sell loans, which are considered free-standing derivative instruments, the fair values of which are not material to our financial condition or results of operations.

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

Residential mortgage-backed securities
Substantially all of our securities available-for-sale portfolio consists of mortgage-backed securities.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  At June 30, 2010, 97% of our available-for-sale residential mortgage-backed securities portfolio was comprised of GSE securities for which an active market exists for similar securities, making observable inputs readily available.

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

The following tables set forth the carrying value of our assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurement falls at the dates indicated.

	Carrying Value at June 30, 2010
(In Thousands)	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$670,747	$-	$670,747	$-
Non-GSE issuance REMICs and CMOs	23,762	-	23,762	-
GSE pass-through certificates	32,525	-	32,525	-
Other securities	1,582	1,582	-	-
Total securities available-for-sale	$728,616	$1,582	$727,034	$-

	Carrying Value at December 31, 2009
(In Thousands)	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$796,240	$-	$796,240	$-
Non-GSE issuance REMICs and CMOs	26,269	-	26,269	-
GSE pass-through certificates	34,375	-	34,375	-
Other securities	3,810	3,810	-	-
Total securities available-for-sale	$860,694	$3,810	$856,884	$-

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Non-performing loans held-for-sale, net
Non-performing loans held-for-sale are comprised primarily of multi-family and commercial real estate mortgage loans at June 30, 2010 and December 31, 2009.  Fair values of non-performing loans held-for-sale are estimated through either bids received on the loans or a discounted cash flow analysis of the underlying collateral and adjusted as necessary, by management, to reflect current market conditions and, as such, are classified as Level 3.

Loans receivable, net (impaired loans)
Loans which meet certain criteria are evaluated individually for impairment.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans are comprised primarily of one-to-four family mortgage loans at June 30, 2010 and December 31, 2009.  Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs.  Fair values are estimated through current appraisals, broker opinions or automated valuation models and adjusted as necessary, by management, to reflect current market conditions and, as such, are classified as Level 3.  Substantially all of the impaired loans at June 30, 2010 and December 31, 2009 for which a fair value adjustment was recognized were one-to-four family mortgage loans.

MSR, net
The right to service loans for others is generally obtained through the sale of one-to-four family mortgage loans with servicing retained.  MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At June 30, 2010, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 10.98%, a weighted average constant prepayment rate on mortgages of 22.68% and a weighted average life of 3.5 years.  At December 31, 2009, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 11.02%, a weighted average constant prepayment rate on mortgages of 20.85% and a weighted average life of 3.8 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

Premises and Equipment, net
Included in premises and equipment, net, is an office building, which was classified as held-for-sale prior to September 30, 2009 and was measured at the lower of its carrying value or estimated fair value less estimated selling costs.  During the 2009 second quarter, we recorded a lower of cost or market write-down to reduce the carrying amount of the building to its estimated fair value less selling costs.  During the 2010 second quarter, we evaluated the building for impairment and recorded an impairment write-down to reduce the carrying amount of the building to its estimated fair value less selling costs as of June 30, 2010.  Fair value was estimated based on negotiations for the sale of the property with potential buyers and, as such, is classified as Level 3.

REO, net
REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure, substantially all of which are one-to-four family properties at June 30, 2010 and December 31, 2009, and is carried, net of allowances for losses, at the lower of cost or fair value less estimated selling costs.  The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

The following tables set forth the carrying value of those of our assets which were measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurement falls at the dates indicated.

	Carrying Value at June 30, 2010
(In Thousands)	Total	Level 1	Level 2	Level 3
Non-performing loans held-for-sale, net	$13,949	$-	$-	$13,949
Impaired loans	176,357	-	-	176,357
MSR, net	8,649	-	-	8,649
Premises and equipment, net	14,948	-	-	14,948
REO, net	44,356	-	-	44,356
Total	$258,259	$-	$-	$258,259

	Carrying Value at December 31, 2009
(In Thousands)	Total	Level 1	Level 2	Level 3
Non-performing loans held-for-sale, net	$6,865	$-	$-	$6,865
Impaired loans	145,250	-	-	145,250
MSR, net	8,850	-	-	8,850
REO, net	43,958	-	-	43,958
Total	$204,923	$-	$-	$204,923

The following table provides information regarding the losses recognized on our assets measured at fair value on a non-recurring basis for the six months ended June 30, 2010 and 2009.

	Losses For The
	Six Months Ended
	June 30,
(In Thousands)	2010	2009
Non-performing loans held-for-sale, net (1)	$11,936	$10,851
Impaired loans (2)	31,753	17,726
MSR, net	-	-
Premises and equipment, net (3)	1,515	1,588
REO, net (4)	11,065	12,031
Total	$56,269	$42,196

(1)
Losses are charged against the allowance for loan losses in the case of a write-down upon the reclassification of a loan to held-for-sale.  Losses subsequent to the reclassification of a loan to held-for-sale are charged to other non-interest income.

(2)	Losses are charged against the allowance for loan losses.
(3)	Losses are charged to other non-interest income.
(4)
Losses are charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to REO.  Losses subsequent to the transfer of a loan to REO are charged to REO expense which is a component of other non-interest expense.

11.	Fair Value of Financial Instruments

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

	At June 30, 2010		At December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Repurchase agreements	$41,900	$41,900	$40,030	$40,030
Securities held-to-maturity	2,008,109	2,069,935	2,317,885	2,367,520
FHLB-NY stock	185,768	185,768	178,929	178,929
Loans held-for-sale, net (1)	34,859	35,829	34,274	34,585
Loans receivable, net (1)	15,155,328	15,699,650	15,586,673	16,030,427
MSR, net (1)	8,649	8,663	8,850	8,866
Financial Liabilities:
Deposits	12,248,441	12,455,599	12,812,238	12,978,569
Borrowings, net	5,813,019	6,326,186	5,877,834	6,332,288

(1)  Includes totals for assets measured at fair value on a non-recurring basis as disclosed in Note 10.

Methods and assumptions used to estimate fair values are as follows:

Repurchase agreements
The carrying amounts of repurchase agreements approximate fair values since all mature in one month or less.

Securities held-to-maturity
The fair values for substantially all of our securities held-to-maturity are obtained from an independent nationally recognized pricing service using similar methods and assumptions as used for our securities available-for-sale which are described further in Note 10.

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

On April 12, 2010, we entered into a final binding settlement of this matter with the U.S. Government in an amount equal to $6.2 million.  Legal expense related to this matter has been recognized as it has been incurred.  The settlement was recognized in other non-interest income in our consolidated statements of income for the three and six months ended June 30, 2010.

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

During the fourth quarter of 2008, both parties cross-moved for summary judgment.  On September 29, 2009, the District Court issued a decision regarding the parties' cross motions for summary judgment.  Plaintiff's motion was denied in its entirety.  Our motion was granted in part and denied in part.  All claims asserted against Astoria Financial Corporation and Long Island Bancorp, Inc. were dismissed.  All remaining claims against Astoria Federal were dismissed, except those based upon alleged violations of the federal Truth in Lending Act, the New York State Deceptive Practices Act and breach of contract.  The District Court held, with respect to these claims, that there exist triable issues of fact.  For further information regarding the history of this action, see Part I, Item 3, “Legal Proceedings,” in our 2009 Annual Report on Form 10-K.

On June 29, 2010, we reached an agreement in principle to settle the remaining claims in such action in the amount of $7.9 million.  A stipulation, or the Agreement, detailing the terms of that settlement was entered into on July 30, 2010.  In entering into the Agreement, we did not acknowledge any liability in the matter and further indicated that the Agreement is intended to resolve all claims arising from or related to the aforementioned case.  The Agreement is subject to approval by the District Court.  The settlement was recognized in other non-interest expense in our consolidated statements of income for the three and six months ended June 30, 2010.

Automated Transactions LLC Litigation
On November 20, 2009, an action entitled Automated Transactions LLC v. Astoria Financial Corporation and Astoria Federal Savings and Loan Association was commenced in the U.S. District Court for the Southern District of New York, or the Southern District Court, against us by Automated Transactions LLC, alleging patent infringement involving integrated banking and transaction machines, including automated teller machines, that we utilize.  We were served with the summons and complaint in such action on March 2, 2010.  The plaintiff also filed a similar suit on the same day against another financial institution and its holding company.  The plaintiff seeks unspecified monetary damages and an injunction preventing us from continuing to utilize the allegedly infringing machines.  We are vigorously defending this lawsuit, and filed an answer and counterclaims to the plaintiff’s complaint on March 23, 2010, to which the plaintiff filed a reply on April 12, 2010.  On May 18, 2010 the plaintiff filed an amended complaint at the direction of the Southern District Court, containing substantially the same allegations as the original complaint. On May 27, 2010 we moved to dismiss the amended complaint which motion is currently pending before the Southern District Court.  An adverse result in this lawsuit may include an award of monetary damages, on-going royalty obligations, and/or may result in a change in our business practice, which could result in a loss of revenue.

We have tendered requests for indemnification from the manufacturer and from the transaction processor utilized with respect to the integrated banking and transaction machines, and have filed a third party complaint against the manufacturer and the transaction processor for indemnification and contribution with respect to the lawsuit by Automated Transactions LLC.

No assurance can be given at this time that the litigation against us will be resolved amicably, that if this litigation results in an adverse decision that we will be successful in seeking indemnification, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

13.	Impact of Accounting Standards and Interpretations

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which amends existing disclosure guidance to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses.  The amendments require an entity to disclose credit quality indicators, past due information and modifications of its financing receivables.  The objective of these expanded disclosures is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  For public entities, the disclosures required by this guidance as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures required by this guidance about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Comparative disclosures for reporting periods ending after initial adoption are required.  Since the provisions of ASU 2010-20 are disclosure related, our adoption of this guidance will not have an impact on our financial condition or results of operations.

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

As the premier Long Island community bank, our goals are to enhance shareholder value while building a solid banking franchise.  We focus on growing our core businesses of mortgage portfolio lending and retail banking while maintaining strong asset quality and controlling operating expenses.  We also provide returns to shareholders through dividends.

During the six months ended June 30, 2010, the national economy continued to show signs of improvement as evidenced by, among other things, a decrease in the unemployment rate from December 2009 and moderate job growth.  However, softness in the housing and real estate markets persist and unemployment levels remain elevated with a national unemployment rate of 9.5% for June 2010 compared to 10.0% for December 2009.  On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Reform Act.  The Reform Act is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.  Certain aspects of the Reform Act will have an impact on us, as described in more detail in Part II,    Item 1A, “Risk Factors.”

Total assets decreased during the six months ended June 30, 2010, primarily due to decreases in our securities and loan portfolios, partially offset by an increase in cash and due from banks.  The decrease in our securities portfolio was primarily due to cash flows from repayments and calls exceeding securities purchased which reflects our decision to limit purchases of securities in the current low interest rate environment.  The decrease in our loan portfolio was primarily due to decreases in each of our mortgage loan portfolios, primarily one-to-four family  and multi-family mortgage loans, resulting from repayments which outpaced our origination and purchase volume.  One-to-four family loan repayments remained at elevated levels as interest rates on thirty year fixed rate mortgages remained at historic lows and more loans in our portfolio qualified under the expanded loan limits that conform to GSE guidelines, or the expanded conforming loan limits, and were refinanced into fixed rate mortgages.  The decrease in the loan portfolio reflects our decision not to aggressively compete against the thirty year fixed rate mortgage market in the current low interest rate environment.  In response to declining customer demand for adjustable rate products, we currently originate and retain for portfolio jumbo fifteen year fixed rate mortgage loans.  The increase in cash and due from banks reflects the cash flows from securities calls and new borrowings which were not redeployed by the end of the 2010 second quarter.

Total deposits decreased during the six months ended June 30, 2010, due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, NOW and demand deposit and money market accounts.  During the first half of 2010, we continued to allow high cost certificates of deposit to run off as total assets declined.  The increases in low cost savings, NOW and demand deposit and money market accounts appear to reflect customer preference for the liquidity these types of deposits provide over the rates currently offered for longer term certificates of deposit.  We have, however, recently begun to offer aggressive rates on long term certificates of deposit to extend these deposits.  Borrowings were down slightly from December 31, 2009.  During the latter half of the 2010 second quarter, we increased longer-term borrowings to take advantage of the current rates on such borrowings in anticipation of borrowings scheduled to mature in the 2010 third quarter.  Our efforts to extend certificates of deposit and borrowings aid in our interest rate risk management by reducing our exposure to rising interest rates.

Net income increased for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009.  These increases were primarily due to decreases in provision for loan losses, coupled with increases in net interest income and non-interest income, partially offset by increases in income tax expense.  For the six months ended June 30, 2010, these increases were also partially offset by an increase in non-interest expense.

The allowance for loan losses and non-performing loans increased somewhat from December 31, 2009 to June 30, 2010, but remained relatively the same from March 31, 2010.  The provision for loan losses decreased for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009.  The decreases reflect the stabilizing trend in overall asset quality experienced in 2010.  The allowance for loan losses at June 30, 2010 reflects the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, as well as our evaluation of the housing and real estate markets and overall economy.

Net interest income, the net interest margin and the net interest rate spread for the three and six months ended June 30, 2010 increased compared to the three and six months ended June 30, 2009, primarily due to the cost of interest-bearing liabilities declining more rapidly than the yield on interest-earning assets.  This net cost savings is reflective of the magnitude and timing of the downward repricing of our liabilities in the current low interest rate environment.  Interest expense for the three and six months ended June 30, 2010 decreased, compared to the three and six months ended June 30, 2009, primarily due to decreases in the average costs of certificates of deposit and Liquid CDs, coupled with decreases in the average balances of certificates of deposit, borrowings and Liquid CDs.  Interest income for the three and six months ended June 30, 2010 decreased, compared to the three and six months ended June 30, 2009, primarily due to decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities, coupled with decreases in the average balances of multi-family, commercial real estate and construction loans, mortgage-backed and other securities and one-to-four family mortgage loans.

The increase in non-interest income for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to the Goodwill Litigation settlement recorded in other non-interest income in the 2010 second quarter, partially offset by decreases in mortgage banking income, net, and customer service fees.  The increase in non-interest income for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to the Goodwill Litigation settlement and the OTTI charge recorded in the 2009 first quarter, partially offset by a decrease in customer service fees, a gain on sales of securities recorded in the 2009 first quarter and a decrease in mortgage banking income, net.

Non-interest expense for the three months ended June 30, 2010 decreased slightly compared to the three months ended June 30, 2009 primarily due to the Federal Deposit Insurance Corporation, or FDIC, special assessment recorded in the 2009 second quarter, substantially offset by the McAnaney Litigation settlement, recorded in other non-interest expense, in the 2010 second quarter and an increase in compensation and benefits expense.  The increase in non-interest expense for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to the McAnaney Litigation settlement and increases in compensation and benefits expense and FDIC insurance premiums, partially offset by the absence of the FDIC special assessment.   Income tax expense increased for the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009 primarily due to the increases in pre-tax income.  For further discussion of the Goodwill and McAnaney Litigation settlements, see Note 12 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

With the national economic recovery underway, and despite the fact that the pace of the recovery appears to be moderating and the housing market remains soft, the long-term outlook for our credit quality is improving which we believe should result in lower credit costs and further improvement in our financial performance during the remainder of 2010.  Due to the fact that the U.S. government continues to subsidize the residential mortgage market with programs designed to keep the interest rate for thirty year fixed rate conforming mortgage loans below normal market rate levels, coupled with expanded conforming loan limits in many of the markets we operate in, we do not anticipate our loan production increasing at this time which, more than likely, will result in a slight decline in our loan portfolio and balance sheet for the remainder of 2010.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” of our 2009 Annual Report on Form 10-K, as supplemented by our quarterly report on Form 10-Q for the quarter ended March 31, 2010 and this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section of our 2009 Annual Report on Form 10-K.

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

Pursuant to our policy, loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible, or, in the case of one-to-four family mortgage loans, at 180 days past due, and annually thereafter, for the portion of the recorded investment in the loan in excess of the estimated fair value of the underlying collateral less estimated selling costs.  The determination of the loans on which full collectibility is not reasonably assured, the estimates of the fair value of the underlying collateral and the assessment of economic and regulatory conditions are subject to assumptions and judgments by management.  Specific valuation allowances and charge-off amounts could differ materially as a result of changes in these assumptions and judgments.

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

As a result of our updated charge-off and loss analyses, we modified certain allowance coverage percentages during the 2010 first and second quarters to reflect our current estimates of the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances.  Based on our evaluation of the housing and real estate markets and overall economy, in particular, the unemployment rate and the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, we determined that an allowance for loan losses of $211.0 million was required at June 30, 2010, compared to $210.7 million at March 31, 2010 and $194.0 million at December 31, 2009, resulting in a provision for loan losses of $80.0 million for the six months ended June 30, 2010.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at the reporting dates.

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

At June 30, 2010, our MSR, net, had an estimated fair value of $8.7 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.98%, a weighted average constant prepayment rate on mortgages of 22.68% and a weighted average life of 3.5 years.  At December 31, 2009, our MSR, net, had an estimated fair value of $8.9 million and were valued based on expected future cash flows considering a weighted average discount rate of 11.02%, a weighted average constant prepayment rate on mortgages of 20.85% and a weighted average life of 3.8 years.

The fair value of MSR is highly sensitive to changes in assumptions.  Changes in prepayment speed assumptions generally have the most significant impact on the fair value of our MSR.  Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR.  As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR.  Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.  Assuming an increase in interest rates of 100 basis points at June 30, 2010, the estimated fair value of our MSR would have been $3.4 million greater.  Assuming a decrease in interest rates of 100 basis points at June 30, 2010, the estimated fair value of our MSR would have been $3.2 million lower.

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

At June 30, 2010, the carrying amount of our goodwill totaled $185.2 million.  On September 30, 2009, we performed our annual goodwill impairment test and determined the estimated fair value of our reporting unit to be in excess of its carrying amount.  Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.

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

Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer.  GSE issuance mortgage-backed securities comprised 97% of our securities portfolio at June 30, 2010.  Non-GSE issuance mortgage-backed securities at June 30, 2010 comprised 3% of our securities portfolio and had an amortized cost of $88.0 million, 28% of which are classified as available-for-sale and 72% of which are classified as held-to-maturity.  Substantially all of our non-GSE issuance securities have a AAA credit rating and they have performed similarly to our GSE issuance securities.  Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices.

The fair value of our investment portfolio is primarily impacted by changes in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of OTTI considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.  At June 30, 2010, we had 32 securities with an estimated fair value totaling $109.4 million which had an unrealized loss totaling $1.2 million.  Of the securities in an unrealized loss position at June 30, 2010, $81.9 million, with an unrealized loss of $953,000, have been in a continuous unrealized loss position for more than twelve months.  At June 30, 2010, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

There were no OTTI charges during the six months ended June 30, 2010.  During the six months ended June 30, 2009, we recorded a $5.3 million OTTI charge to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities.  For additional information regarding securities impairment and the OTTI charge, see Note 2 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities.  The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity.  Principal payments on loans and securities totaled $2.74 billion for the six months ended June 30, 2010 and $2.49 billion for the six months ended June 30, 2009.  The increase in loan and securities repayments for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, was due to an increase in loan repayments which reflects the continued historic low interest rates for thirty year fixed rate mortgages and expanded conforming loan limits, coupled with an increase in securities repayments primarily as a result of securities which were called during the 2010 second quarter.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings.  Net cash provided by operating activities totaled $134.7 million during the six months ended June 30, 2010 and $87.3 million during the six months ended June 30, 2009.  Deposits decreased $563.8 million during the six months ended June 30, 2010 and increased $130.3 million during the six months ended June 30, 2009.  The net decrease in deposits for the six months ended June 30, 2010 was primarily due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, NOW and demand deposit and money market accounts.  During the first half of 2010, we continued to allow high cost certificates of deposit to run off as total assets declined.  The increases in low cost savings, NOW and demand deposit and money market accounts during the first half of 2010 appear to reflect customer preference for the liquidity these types of deposits provide over the rates currently offered for longer term certificates of deposit.  We have, however, recently begun to offer aggressive rates on long term certificates of deposit to extend these deposits.  The net increase in deposits for the six months ended June 30, 2009 was due to increases in savings, NOW and demand deposit and money market accounts, partially offset by decreases in Liquid CDs and certificates of deposit, and reflects the decrease in competition for core community deposits from that which we experienced during 2008.

Net borrowings decreased $64.8 million during the six months ended June 30, 2010 and decreased $1.08 billion during the six months ended June 30, 2009.  During the latter half of the 2010 second quarter, we increased longer term borrowings to take advantage of the current rates on such borrowings in anticipation of borrowings scheduled to mature in the 2010 third quarter.  The decrease in net borrowings during the six months ended June 30, 2009 was primarily the result of cash flows from mortgage loan and securities repayments and deposit growth exceeding mortgage loan originations and purchases and securities purchases which enabled us to repay a portion of our matured borrowings.

Our primary use of funds is for the origination and purchase of mortgage loans.  Gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2010 totaled $1.60 billion, of which $1.35 billion were originations and $243.4 million were purchases, all of which were one-to-four family mortgage loans.  This compares to gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2009 totaling $1.06 billion, of which $932.4 million were originations and $128.8 million were purchases, substantially all of which were one-to-four family mortgage loans.  Overall one-to-four family mortgage loan origination and purchase volume for portfolio has been negatively affected by the historic low interest rates on thirty year fixed rate mortgages and the expanded conforming loan limits resulting in more borrowers opting for thirty year fixed rate mortgages which we do not retain for portfolio.  Additionally, one-to-four family mortgage loan origination and purchase volume during the first half of 2009 was negatively affected by wider funding and mortgage interest rate spreads over market indices coupled with continued fallout from our mortgage loan application pipeline and an upward trend in interest rates.  We also originated loans held-for-sale totaling $115.2 million during the six months ended June 30, 2010 and $248.0 million during the six months ended June 30, 2009.  During the six months ended June 30, 2010 and 2009, we purchased securities to partially offset the cash flows from securities repayments.  Purchases of securities totaled $390.9 million during the six months ended June 30, 2010 and $300.8 million during the six months ended June 30, 2009.

We maintain liquidity levels to meet our operational needs in the normal course of our business.  The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities.  Cash and due from banks and repurchase agreements, our most liquid assets, increased $250.3 million to $361.9 million at June 30, 2010, from $111.6 million at December 31, 2009.  This increase reflects the cash flows from securities calls and new borrowings which were not redeployed by the end of the 2010 second quarter.  At June 30, 2010, we had $1.59 billion in borrowings with a weighted average rate of 3.39% maturing over the next twelve months.  We have the flexibility to either repay or rollover these borrowings as they mature.  In addition, we had $5.2 billion in certificates of deposit and Liquid CDs at June 30, 2010 with a weighted average rate of 1.76% maturing over the next twelve months.  We have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.  As previously discussed, our efforts to extend certificates of deposit and borrowings aid in our interest rate risk management by reducing our exposure to rising interest rates.

The following table details our borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates at June 30, 2010.

				Certificates of Deposit
	Borrowings			and Liquid CDs
			Weighted			Weighted
			Average			Average
(Dollars in Millions)	Amount		Rate	Amount		Rate
Contractual Maturity:
Twelve months or less	$1,591		3.39%	$5,217	(1)	1.76%
Thirteen to thirty-six months	1,769	(2)	4.24	2,072		2.94
Thirty-seven to sixty months	575	(3)	2.79	751		3.25
Over sixty months	1,879	(4)	4.72	-		-
Total	$5,814		4.02%	$8,040		2.20%

(1)	Includes $607.9 million of Liquid CDs with a weighted average rate of 0.50% and $4.61 billion of certificates of deposit with a weighted average rate of 1.92%.
(2)	Includes $975.0 million of borrowings, with a weighted average rate of 4.45%, which are callable by the counterparty within the next three months and at various times thereafter.
(3)	Includes $200.0 million of borrowings, with an average rate of 4.18%, which are callable by the counterparty within the next three months and at various times thereafter.
(4)	Includes $1.75 billion of borrowings, with a weighted average rate of 4.35%, which are callable by the counterparty within the next three months and at various times thereafter.

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

On May 19, 2010, we filed an automatic shelf registration statement on Form S-3 with the SEC, which was declared effective immediately upon filing.  This shelf registration statement allows us to periodically offer and sell, from time to time, in one or more offerings, individually or in any combination, common stock, preferred stock, debt securities, capital securities, guarantees, warrants to purchase common stock or preferred stock and units consisting of one or more of the foregoing.  The shelf registration statement provides us with greater capital management flexibility and enables us to readily access the capital markets in order to pursue growth opportunities that may become available to us in the future or should there be any changes in the regulatory environment that call for increased capital requirements.  Although the shelf registration statement does not limit the amount of the foregoing items that we may offer and sell pursuant to the shelf registration statement, our ability and any decision to do so is subject to market conditions and our capital needs.   At this time, we do not have any immediate plans or current commitments to sell securities under the shelf registration statement.

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of interest on its debt obligations and repurchases of common stock.  On June 1, 2010, we paid a quarterly cash dividend of $0.13 per share on shares of our common stock outstanding as of the close of business on May 17, 2010 totaling $12.2 million.  On July 21, 2010, we declared a quarterly cash dividend of $0.13 per share on shares of our common stock payable on  September 1, 2010 to stockholders of record as of the close of business on August 16, 2010.  As of June 30, 2010, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At June 30, 2010, a maximum of 8,107,300 shares may yet be purchased under this plan.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal.  Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation.  During the six months ended June 30, 2010, Astoria Federal paid dividends to Astoria Financial Corporation totaling $38.6 million.

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At June 30, 2010, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 7.15%, leverage capital ratio of 7.15% and total risk-based capital ratio of 13.47%.  The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%.  Astoria Federal’s Tier 1 risk-based capital ratio was 12.21% at June 30, 2010.  As of June 30, 2010, Astoria Federal continues to be a well capitalized institution for all bank regulatory purposes.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments.  Commitments to sell loans totaled $60.9 million at June 30, 2010.  The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.  We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2009.

The following table details our contractual obligations at June 30, 2010.

	Payments due by period
		Less than	One to	Three to	More than
(In Thousands)	Total	One Year	Three Years	Five Years	Five Years
Contractual Obligations:
Borrowings with original terms greater than three months	$5,813,866	$1,591,000	$1,769,000	$575,000	$1,878,866
Commitments to originate and purchase loans (1)	396,580	396,580	-	-	-
Commitments to fund unused lines of credit (2)	294,376	294,376	-	-	-
Total	$6,504,822	$2,281,956	$1,769,000	$575,000	$1,878,866

(1) Commitments to originate and purchase loans include commitments to originate loans held-for-sale of $38.2 million.
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

Comparison of Financial Condition as of June 30, 2010 and December 31, 2009 and Operating Results for the Three and Six Months Ended June 30, 2010 and 2009

Financial Condition

Total assets decreased $582.2 million to $19.67 billion at June 30, 2010, from $20.25 billion at December 31, 2009.  The decrease in total assets primarily reflects decreases in securities and loans receivable, partially offset by an increase in cash and due from banks.

Loans receivable, net, decreased $431.3 million to $15.16 billion at June 30, 2010, from $15.59 billion at December 31, 2009.  This decrease was a result of repayments outpacing our mortgage loan origination and purchase volume during the six months ended June 30, 2010, coupled with an increase of $17.0 million in the allowance for loan losses to $211.0 million at June 30, 2010, from $194.0 million at December 31, 2009.  For additional information on the allowance for loan losses, see “Provision for Loan Losses” and “Asset Quality.”

Mortgage loans, net, decreased $407.3 million to $15.04 billion at June 30, 2010, from $15.45 billion at December 31, 2009.  This decrease was due to decreases in each of our mortgage loan portfolios, primarily one-to-four family and multi-family mortgage loans.  Mortgage loan repayments increased to $1.85 billion for the six months ended June 30, 2010, from $1.66 billion for the six months ended June 30, 2009.  Gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2010 totaled $1.60 billion, of which $1.35 billion were originations and $243.4 million were purchases, all of which were one-to-four family mortgage loans.  This compares to gross mortgage loans originated and purchased for portfolio totaling $1.06 billion during the six months ended June 30, 2009, of which $932.4 million were originations and $128.8 million were purchases, substantially all of which were one-to-four family mortgage loans.  In addition, we originated loans held-for-sale totaling $115.2 million during the six months ended June 30, 2010, compared to $248.0 million during the six months ended June 30, 2009.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans.  Our one-to-four family mortgage loan portfolio decreased $186.4 million to $11.71 billion at June 30, 2010, from $11.90 billion at December 31, 2009, and represented 76.7% of our total loan portfolio at June 30, 2010.  The decrease was primarily the result of the levels of repayments which outpaced our originations and purchases during the six months ended June 30, 2010.  One-to-four family mortgage loan origination and purchase volume for portfolio has been negatively affected by the historic low interest rates for thirty year fixed rate mortgages and the expanded conforming loan limits resulting in more borrowers opting for thirty year fixed rate mortgages which we do not retain for portfolio.  During the six months ended June 30, 2010, the loan-to-value ratio of our one-to-four family mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 61% and the loan amount averaged approximately $737,000.

Our multi-family mortgage loan portfolio decreased $161.9 million to $2.40 billion at June 30, 2010, from $2.56 billion at December 31, 2009.  Our commercial real estate loan portfolio decreased $45.9 million to $820.9 million at June 30, 2010, from $866.8 million at December 31, 2009.  The decreases in these loan portfolios are attributable to repayments, the sale or transfer to held-for-sale of various delinquent and non-performing loans and the absence of new multi-family and commercial real estate loan originations.  We are currently only offering to originate multi-family and commercial real estate loans to select existing customers in New York and did not originate any such loans during the first half of 2010.  Multi-family and commercial real estate loan originations totaled $11.5 million for the year ended December 31, 2009, and were primarily originated in the first quarter of 2009.

Securities decreased $441.9 million to $2.74 billion at June 30, 2010, from $3.18 billion at December 31, 2009.  This decrease was primarily the result of principal payments received of $835.8 million, including $251.0 million related to securities which were called, partially offset by purchases of $390.9 million.  At June 30, 2010, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities.  The amortized cost of our fixed rate REMICs and CMOs totaled $2.67 billion at June 30, 2010 and had a weighted average current coupon of 4.12%, a weighted average collateral coupon of 5.57% and a weighted average life of 1.9 years.  For additional information regarding our securities portfolio, see Note 2 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

Cash and due from banks increased $248.5 million to $320.0 million at June 30, 2010, from $71.5 million at December 31, 2009.  This increase reflects the cash flows from securities calls and new borrowings which were not redeployed by the end of the 2010 second quarter.

Deposits decreased $563.8 million to $12.25 billion at June 30, 2010, from $12.81 billion at December 31, 2009, due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, NOW and demand deposit and money market accounts.  Certificates of deposit decreased $652.9 million since December 31, 2009 to $7.43 billion at June 30, 2010.  Liquid CDs decreased $103.7 million since December 31, 2009 to $607.9 million at June 30, 2010.  Savings accounts increased $141.6 million since December 31, 2009 to $2.18 billion at June 30, 2010.  NOW and demand deposit accounts increased $40.5 million since December 31, 2009 to $1.69 billion at June 30, 2010.  Money market accounts increased $10.6 million since December 31, 2009 to $337.5 million at June 30, 2010.  During the first half of 2010, we continued to allow high cost certificates of deposit to run off as total assets declined.  The increases in low cost savings, NOW and demand deposit and money market accounts during the first half of 2010 appear to reflect customer preference for the liquidity these types of deposits provide over the rates currently offered on longer term certificates of deposit.  We have, however, recently begun to offer aggressive rates on long term certificates of deposit to extend these deposits.

Total borrowings, net, decreased $64.8 million to $5.81 billion at June 30, 2010, from $5.88 billion at December 31, 2009.  During the latter half of the 2010 second quarter, we increased longer term borrowings to take advantage of the current rates on such borrowings in anticipation of borrowings scheduled to mature in the 2010 third quarter.

Stockholders’ equity increased $18.4 million to $1.23 billion at June 30, 2010, from $1.21 billion at December 31, 2009.  The increase in stockholders’ equity was due to net income of $28.5 million, the allocation of shares held by the employee stock ownership plan, or ESOP, of $5.5 million, a decrease in accumulated other comprehensive loss of $4.7 million and stock-based compensation of $3.9 million.  These increases were partially offset by dividends declared of $24.3 million.

Results of Operations

General

Net income for the three months ended June 30, 2010 increased $12.8 million to $15.5 million, from $2.7 million for the three months ended June 30, 2009.  Diluted earnings per common share increased to $0.17 per share for the three months ended June 30, 2010, from $0.03 per share for the three months ended June 30, 2009.  Return on average assets increased to 0.31% for the three months ended June 30, 2010, from 0.05% for the three months ended June 30, 2009.  Return on average stockholders’ equity increased to 5.09% for the three months ended June 30, 2010, from 0.90% for the three months ended June 30, 2009.  Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, increased to 6.01% for the three months ended June 30, 2010, from 1.06% for the three months ended June 30, 2009.

Net income for the six months ended June 30, 2010 increased $17.0 million to $28.5 million, from $11.5 million for the six months ended June 30, 2009.  Diluted earnings per common share increased to $0.30 per share for the six months ended June 30, 2010,  from $0.12 per share for the six months ended June 30, 2009.  Return on average assets increased to 0.28% for the six months ended June 30, 2010, from 0.11% for the six months ended June 30, 2009.  Return on average stockholders’ equity increased to 4.69% for the six months ended June 30, 2010, from 1.92% for the six months ended June 30, 2009.  Return on average tangible stockholders’ equity increased to 5.53% for the six months ended June 30, 2010, from 2.28% for the six months ended June 30, 2009.  The increases in the returns on average assets for the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009, were primarily due to the increases in net income, coupled with the decreases in average assets.  The increases in the returns on average stockholders’ equity and average tangible stockholders’ equity for the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009, were primarily due to the increases in net income.

Our results of operations for the three and six months ended June 30, 2010 include $6.2 million ($4.0 million, after tax) of non-interest income related to the Goodwill Litigation settlement, $7.9 million ($5.1 million, after tax) of non-interest expense related to the McAnaney Litigation settlement, and a $1.5 million ($981,000, after tax) charge against non-interest income related to an impairment write-down of premises and equipment.  For the three months ended June 30, 2010, these net charges reduced diluted earnings per common share by $0.02 per share, return on average assets by 4 basis points, return on average stockholders’ equity by 69 basis points and return on average tangible stockholders’ equity by 80 basis points.  For the six months ended June 30, 2010, these net charges reduced diluted earnings per common share by $0.02 per share, return on average assets by 2 basis points, return on average stockholders’ equity by 34 basis points and return on average tangible stockholders’ equity by 40 basis points.  For further discussion of the litigation settlements, see Note 12 and for further discussion of the impairment write-down of premises and equipment, see Note 5 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

Our results of operations for the three and six months ended June 30, 2009 include $9.9 million ($6.4 million, after-tax) of non-interest expense related to the FDIC special assessment and a $1.6 million ($1.0 million, after-tax) charge against non-interest income related to a lower of cost or market write-down of premises and equipment held-for-sale.  Our results of operations for the six months ended June 30, 2009 also include a $5.3 million ($3.4 million, after-tax) OTTI charge to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities.  For the three months ended June 30, 2009, these charges reduced diluted earnings per common share by $0.08 per share, return on average assets by 14 basis points, return on average stockholders’ equity by 248 basis points and return on average tangible stockholders’ equity by 293 basis points.  For the six months ended June 30, 2009, these charges reduced diluted earnings per common share by $0.12 per share, return on average assets by 10 basis points, return on average stockholders’ equity by 183 basis points and return on average tangible stockholders’ equity by 215 basis points.  For further discussion of the FDIC special assessment, see “Non-Interest Expense.”  For further discussion of the lower of cost or market write-down of premises and equipment held-for-sale, see Note 5 and for further discussion of the OTTI charge, see Note 2 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

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

For the three months ended June 30, 2010, net interest income increased $2.8 million to $111.9 million, from $109.1 million for the three months ended June 30, 2009, and increased $5.6 million to $226.3 million for the six months ended June 30, 2010, from $220.7 million for the six months ended June 30, 2009.  The net interest margin increased to 2.37% for the three months ended June 30, 2010, from 2.16% for the three months ended June 30, 2009, and increased to 2.38% for the six months ended June 30, 2010, from 2.16% for the six months ended June 30, 2009.  The net interest rate spread increased to 2.30% for the three months ended June 30, 2010, from 2.07% for the three months ended June 30, 2009, and increased to 2.31% for the six months ended June 30, 2010, from 2.07% for the six months ended June 30, 2009.  The average balance of net interest-earning assets decreased $32.8 million to $603.6 million for the three months ended June 30, 2010, from $636.4 million for the three months ended June 30, 2009, and decreased $52.9 million to $577.3 million for the six months ended June 30, 2010, from $630.2 million for the six months ended June 30, 2009.

The increases in net interest income, the net interest margin and the net interest rate spread for the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009, were primarily due to the costs of our interest-bearing liabilities declining more rapidly than the yields on our interest-earning assets.  Interest expense for the three and six months ended June 30, 2010 decreased, compared to the three and six months ended June 30, 2009, primarily due to decreases in the average costs of certificates of deposit and Liquid CDs, coupled with decreases in the average balances of certificates of deposit, borrowings and Liquid CDs.  Interest income for the three and six months ended June 30, 2010 decreased, compared to the three and six months ended June 30, 2009, primarily due to decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities, coupled with decreases in the average balances of multi-family, commercial real estate and construction loans, mortgage-backed and other securities and one-to-four family mortgage loans.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following tables set forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three and six months ended June 30, 2010 and 2009.  Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown.  Average balances are derived from average daily balances.  The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended June 30,
	2010				2009
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$11,891,353		$136,750	4.60%	$12,143,060		$154,547	5.09%
Multi-family, commercial real estate and construction	3,332,007		49,598	5.95	3,745,255		55,978	5.98
Consumer and other loans (1)	328,613		2,668	3.25	337,085		2,657	3.15
Total loans	15,551,973		189,016	4.86	16,225,400		213,182	5.26
Mortgage-backed and other securities (2)	3,003,555		29,636	3.95	3,389,962		37,223	4.39
Repurchase agreements and interest- earning cash accounts	127,810		54	0.17	373,430		215	0.23
FHLB-NY stock	174,339		1,921	4.41	178,107		2,677	6.01
Total interest-earning assets	18,857,677		220,627	4.68	20,166,899		253,297	5.02
Goodwill	185,151				185,151
Other non-interest-earning assets	852,970				864,792
Total assets	$19,895,798				$21,216,842

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,150,272		2,167	0.40	$1,927,125		1,945	0.40
Money market	337,851		374	0.44	317,167		607	0.77
NOW and demand deposit	1,684,022		271	0.06	1,550,791		269	0.07
Liquid CDs	622,381		769	0.49	943,623		2,956	1.25
Total core deposits	4,794,526		3,581	0.30	4,738,706		5,777	0.49
Certificates of deposit	7,732,442		45,915	2.38	8,822,247		76,184	3.45
Total deposits	12,526,968		49,496	1.58	13,560,953		81,961	2.42
Borrowings	5,727,065		59,182	4.13	5,969,501		62,282	4.17
Total interest-bearing liabilities	18,254,033		108,678	2.38	19,530,454		144,243	2.95
Non-interest-bearing liabilities	421,163				485,819
Total liabilities	18,675,196				20,016,273
Stockholders’ equity	1,220,602				1,200,569
Total liabilities and stockholders’ equity	$19,895,798				$21,216,842

Net interest income/net interest rate spread (3)			$111,949	2.30%			$109,054	2.07%

Net interest-earning assets/net interest margin (4)	$603,644			2.37%	$636,445			2.16%

Ratio of interest-earning assets to interest-bearing liabilities	1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,
	2010				2009
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$11,947,176		$277,704	4.65%	$12,257,408		$317,487	5.18%
Multi-family, commercial real estate and construction	3,379,096		100,723	5.96	3,803,712		112,592	5.92
Consumer and other loans (1)	330,474		5,319	3.22	338,727		5,335	3.15
Total loans	15,656,746		383,746	4.90	16,399,847		435,414	5.31
Mortgage-backed and other securities (2)	3,071,338		60,983	3.97	3,635,847		80,327	4.42
Repurchase agreements and interest- earning cash accounts	104,714		69	0.13	233,408		231	0.20
FHLB-NY stock	178,784		4,417	4.94	185,954		4,363	4.69
Total interest-earning assets	19,011,582		449,215	4.73	20,455,056		520,335	5.09
Goodwill	185,151				185,151
Other non-interest-earning assets	874,848				827,412
Total assets	$20,071,581				$21,467,619

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,110,242		4,232	0.40	$1,888,572		3,792	0.40
Money market	333,447		732	0.44	306,082		1,286	0.84
NOW and demand deposit	1,650,178		528	0.06	1,510,098		547	0.07
Liquid CDs	647,369		1,592	0.49	961,573		7,933	1.65
Total core deposits	4,741,236		7,084	0.30	4,666,325		13,558	0.58
Certificates of deposit	7,858,888		95,954	2.44	8,910,252		159,163	3.57
Total deposits	12,600,124		103,038	1.64	13,576,577		172,721	2.54
Borrowings	5,834,163		119,876	4.11	6,248,305		126,883	4.06
Total interest-bearing liabilities	18,434,287		222,914	2.42	19,824,882		299,604	3.02
Non-interest-bearing liabilities	421,905				448,195
Total liabilities	18,856,192				20,273,077
Stockholders’ equity	1,215,389				1,194,542
Total liabilities and stockholders’ equity	$20,071,581				$21,467,619

Net interest income/net interest rate spread (3)			$226,301	2.31%			$220,731	2.07%

Net interest-earning assets/net interest margin (4)	$577,295			2.38%	$630,174			2.16%

Ratio of interest-earning assets to interest-bearing liabilities	1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009			Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
	Increase (Decrease)			Increase (Decrease)
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
One-to-four family	$(3,153)	$(14,644)	$(17,797)	$(7,889)	$(31,894)	$(39,783)
Multi-family, commercial real estate and construction	(6,102)	(278)	(6,380)	(12,627)	758	(11,869)
Consumer and other loans	(70)	81	11	(133)	117	(16)
Mortgage-backed and other securities	(4,037)	(3,550)	(7,587)	(11,683)	(7,661)	(19,344)
Repurchase agreements and interest-earning cash accounts	(115)	(46)	(161)	(99)	(63)	(162)
FHLB-NY stock	(56)	(700)	(756)	(172)	226	54
Total	(13,533)	(19,137)	(32,670)	(32,603)	(38,517)	(71,120)
Interest-bearing liabilities:
Savings	222	-	222	440	-	440
Money market	39	(272)	(233)	106	(660)	(554)
NOW and demand deposit	30	(28)	2	52	(71)	(19)
Liquid CDs	(785)	(1,402)	(2,187)	(2,012)	(4,329)	(6,341)
Certificates of deposit	(8,622)	(21,647)	(30,269)	(17,165)	(46,044)	(63,209)
Borrowings	(2,508)	(592)	(3,100)	(8,544)	1,537	(7,007)
Total	(11,624)	(23,941)	(35,565)	(27,123)	(49,567)	(76,690)
Net change in net interest income	$(1,909)	$4,804	$2,895	$(5,480)	$11,050	$5,570

Interest Income

Interest income decreased $32.7 million to $220.6 million for the three months ended June 30, 2010, from $253.3 million for the three months ended June 30, 2009, due to a decrease in the average yield on interest-earning assets to 4.68% for the three months ended June 30, 2010, from 5.02% for the three months ended June 30, 2009, coupled with a decrease of $1.31 billion in the average balance of interest-earning assets to $18.86 billion for the three months ended June 30, 2010, from $20.17 billion for the three months ended June 30, 2009.  The decrease in the average yield on interest-earning assets was primarily due to decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities.  The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balances of multi-family, commercial real estate and construction loans, mortgage-backed and other securities and one-to-four family mortgage loans.

Interest income on one-to-four family mortgage loans decreased $17.7 million to $136.8 million for the three months ended June 30, 2010, from $154.5 million for the three months ended June 30, 2009, due to a decrease in the average yield to 4.60% for the three months ended June 30, 2010, from 5.09% for the three months ended June 30, 2009, coupled with a decrease of $251.7 million in the average balance of such loans.  The decrease in the average yield was primarily due to new originations at lower interest rates than the rates on loans repaid over the past year, the impact of the downward repricing of our ARM loans and the increase in non-performing loans.  The decrease in the average balance of one-to-four family mortgage loans was primarily due to the levels of repayments over the past year which have outpaced the levels of originations and purchases.  The lower interest rates and decrease in the average balance are attributable to the U.S. government subsidizing the residential mortgage market with programs designed to keep the interest rate for thirty year fixed rate conforming mortgage loans below normal market rate levels, coupled with expanded conforming loan limits.  Net premium amortization on one-to-four family mortgage loans decreased $466,000 to $7.6 million for the three months ended June 30, 2010, from $8.0 million for the three months ended June 30, 2009.

Interest income on multi-family, commercial real estate and construction loans decreased $6.4 million to $49.6 million for the three months ended June 30, 2010, from $56.0 million for the three months ended June 30, 2009, due to a decrease of $413.2 million in the average balance of such loans, coupled with a decrease in the average yield to 5.95% for the three months ended June 30, 2010, from 5.98% for the three months ended June 30, 2009.  The decrease in the average balance of multi-family, commercial real estate and construction loans reflects our decision to only selectively pursue such loans in the current economic environment.  The decrease in the average yield on multi-family, commercial real estate and construction loans reflects a decrease in prepayment penalties, partially offset by a decrease in non-performing loans for the 2010 second quarter compared to the 2009 second quarter and the upward repricing of our ARM loans.  Multi-family and commercial real estate loans are tied to a higher index than one-to-four family mortgage loans and in some cases has resulted in those mortgages repricing higher than their initial rate.  Prepayment penalties decreased $407,000 to $660,000 for the three months ended June 30, 2010, from $1.1 million for the three months ended June 30, 2009.

Interest income on mortgage-backed and other securities decreased $7.6 million to $29.6 million for the three months ended June 30, 2010, from $37.2 million for the three months ended June 30, 2009.  This decrease was due to a decrease of $386.4 million in the average balance of the portfolio, coupled with a decrease in the average yield to 3.95% for the three months ended June 30, 2010, from 4.39% for the three months ended June 30, 2009.  The decrease in the average balance of mortgage-backed and other securities was the result of repayments, calls and sales exceeding securities purchased over the past year.  The decrease in the average yield was primarily due to elevated repayment levels of higher yielding securities and purchases of new securities with lower coupons in the prevailing lower interest rate environment than the weighted average coupon for the portfolio.

Dividend income on FHLB-NY stock decreased $756,000 to $1.9 million for the three months ended June 30, 2010, from $2.7 million for the three months ended June 30, 2009, primarily due to a decrease in the average yield to 4.41% for the three months ended June 30, 2010, from 6.01% for the three months ended June 30, 2009.  The decrease in the average yield on FHLB-NY stock was the result of a decrease in the dividend rate paid by the FHLB-NY during the three months ended June 30, 2010, compared to the three months ended June 30, 2009.

Interest income decreased $71.1 million to $449.2 million for the six months ended June 30, 2010, from $520.3 million for the six months ended June 30, 2009, due to a decrease in the average yield on interest-earning assets to 4.73% for the six months ended June 30, 2010, from 5.09% for the six months ended June 30, 2009, coupled with a decrease of $1.45 billion in the average balance of interest-earning assets to $19.01 billion for the six months ended June 30, 2010, from $20.46 billion for the six months ended June 30, 2009.

Interest income on one-to-four family mortgage loans decreased $39.8 million to $277.7 million for the six months ended June 30, 2010, from $317.5 million for the six months ended June 30, 2009, due to a decrease in the average yield to 4.65% for the six months ended June 30, 2010, from 5.18% for the six months ended June 30, 2009, coupled with a decrease of $310.2 million in the average balance of such loans.  The decrease in the average yield was primarily due to new originations at lower interest rates than the rates on loans repaid over the past year, the impact of the downward repricing of our ARM loans, the increase in non-performing loans and an increase in loan premium amortization.  Net premium amortization on one-to-four family mortgage loans increased $2.1 million to $15.4 million for the six months ended June 30, 2010, from $13.3 million for the six months ended June 30, 2009.  This increase reflects the increase in mortgage loan prepayments for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.

Interest income on multi-family, commercial real estate and construction loans decreased $11.9 million to $100.7 million for the six months ended June 30, 2010, from $112.6 million for the six months ended June 30, 2009, due to a decrease of $424.6 million in the average balance of such loans, slightly offset by an increase in the average yield to 5.96% for the six months ended June 30, 2010, from 5.92% for the six months ended June 30, 2009.  The increase in the average yield on multi-family, commercial real estate and construction loans reflects a decrease in non-performing loans for the first half of 2010 compared to the first half of 2009 and the upward repricing of our ARM loans, partially offset by a decrease in prepayment penalties.  Prepayment penalties decreased $343,000 to $1.2 million for the six months ended June 30, 2010, from $1.6 million for the six months ended June 30, 2009.

Interest income on mortgage-backed and other securities decreased $19.3 million to $61.0 million for the six months ended June 30, 2010, from $80.3 million for the six months ended June 30, 2009.  This decrease was the result of a decrease of $564.5 million in the average balance of the portfolio, coupled with a decrease in the average yield to 3.97% for the six months ended June 30, 2010, from 4.42% for the six months ended June 30, 2009.

Except as otherwise noted, the principal reasons for the changes in the average yields and average balances of the various assets noted above for the six months ended June 30, 2010 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2010.

Interest Expense

Interest expense decreased $35.5 million to $108.7 million for the three months ended June 30, 2010, from $144.2 million for the three months ended June 30, 2009, due to a decrease in the average cost of interest-bearing liabilities to 2.38% for the three months ended June 30, 2010, from 2.95% for the three months ended June 30, 2009, coupled with a decrease of $1.28 billion in the average balance of interest-bearing liabilities to $18.25 billion for the three months ended June 30, 2010, from $19.53 billion for the three months ended June 30, 2009.  The decrease in the average cost of interest-bearing liabilities was primarily due to decreases in the average costs of certificates of deposit and Liquid CDs.  The decrease in the average balance of interest-

bearing liabilities was primarily due to decreases in the average balances of certificates of deposit, borrowings and Liquid CDs.

Interest expense on deposits decreased $32.5 million to $49.5 million for the three months ended June 30, 2010, from $82.0 million for the three months ended June 30, 2009, due to a decrease in the average cost to 1.58% for the three months ended June 30, 2010, from 2.42% for the three months ended June 30, 2009, coupled with a decrease of $1.03 billion in the average balance of total deposits to $12.53 billion for the three months ended June 30, 2010, from $13.56 billion for the three months ended June 30, 2009.  The decrease in the average cost of total deposits was primarily due to the impact of the decline in short-term interest rates during 2009 on our certificates of deposit and Liquid CDs which matured and were replaced at lower interest rates.  The decrease in the average balance of total deposits was primarily due to decreases in the average balances of certificates of deposit and Liquid CDs, partially offset by increases in the average balances of savings, NOW and demand deposit and money market accounts.

Interest expense on certificates of deposit decreased $30.3 million to $45.9 million for the three months ended June 30, 2010, from $76.2 million for the three months ended June 30, 2009, due to a decrease in the average cost to 2.38% for the three months ended June 30, 2010, from 3.45% for the three months ended June 30, 2009, coupled with a decrease of $1.09 billion in the average balance.  The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates.  The decrease in the average balance of certificates of deposit was primarily the result of our reduced focus on certificates of deposit since the second half of 2009 in response to the acceleration of mortgage loan and securities repayments.  During the three months ended June 30, 2010, $1.49 billion of certificates of deposit, with a weighted average rate of 2.04% and a weighted average maturity at inception of twelve months, matured and $929.0 million of certificates of deposit were issued or repriced, with a weighted average rate of 1.05% and a weighted average maturity at inception of seventeen months.

Interest expense on Liquid CDs decreased $2.2 million to $769,000 for the three months ended June 30, 2010, from $3.0 million for the three months ended June 30, 2009, due to a decrease in the average cost to 0.49% for the three months ended June 30, 2010, from 1.25% for the three months ended June 30, 2009, coupled with a decrease of $321.2 million in the average balance.  The decrease in the average cost of Liquid CDs reflects the decline in short-term interest rates during 2009.  The decrease in the average balance of Liquid CDs was primarily a result of our decision to maintain our pricing discipline as short-term interest rates declined.

Interest expense on borrowings decreased $3.1 million to $59.2 million for the three months ended June 30, 2010, from $62.3 million for the three months ended June 30, 2009, due to a decrease of $242.4 million in the average balance, coupled with a decrease in the average cost to 4.13% for the three months ended June 30, 2010, from 4.17% for the three months ended June 30, 2009.  The decrease in the average balance of borrowings was the result of cash flows from mortgage loan and securities repayments exceeding mortgage loan originations and purchases and securities purchases which enabled us to repay a portion of our matured borrowings.

Interest expense decreased $76.7 million to $222.9 million for the six months ended June 30, 2010, from $299.6 million for the six months ended June 30, 2009,  due to a decrease in the average cost of interest-bearing liabilities to 2.42% for the six months ended June 30, 2010, from 3.02% for the six months ended June 30, 2009, coupled with a decrease of $1.39 billion in the average balance of interest-bearing liabilities to $18.43 billion for the six months ended June 30, 2010, from $19.82 billion for the six months ended June 30, 2009.

Interest expense on deposits decreased $69.7 million to $103.0 million for the six months ended June 30, 2010, from $172.7 million for the six months ended June 30, 2009, due to a decrease in the average cost to 1.64% for the six months ended June 30, 2010, from 2.54% for the six months ended June 30, 2009, coupled with a decrease of $976.5 million in the average balance of total deposits to $12.60 billion for the six months ended June 30, 2010, from $13.58 billion for the six months ended June 30, 2009.

Interest expense on certificates of deposit decreased $63.2 million to $96.0 million for the six months ended June 30, 2010, from $159.2 million for the six months ended June 30, 2009, due to a decrease in the average cost to 2.44% for the six months ended June 30, 2010, from 3.57% for the six months ended June 30, 2009, coupled with a decrease of $1.05 billion in the average balance.  During the six months ended June 30, 2010, $3.97 billion of certificates of deposit, with a weighted average rate of 2.58% and a weighted average maturity at inception of thirteen months, matured and $3.22 billion of certificates of deposit were issued or repriced, with a weighted average rate of 1.47% and a weighted average maturity at inception of eighteen months.

Interest expense on Liquid CDs decreased $6.3 million to $1.6 million for the six months ended June 30, 2010, from $7.9 million for the six months ended June 30, 2009, due to a decrease in the average cost to 0.49% for the six months ended June 30, 2010, from 1.65% for the six months ended June 30, 2009, coupled with a decrease of $314.2 million in the average balance.

Interest expense on borrowings decreased $7.0 million to $119.9 million for the six months ended June 30, 2010, from $126.9 million for the six months ended June 30, 2009, due to a decrease of $414.1 million in the average balance, partially offset by an increase in the average cost to 4.11% for the six months ended June 30, 2010, from 4.06% for the six months ended June 30, 2009.  The increase in the average cost of borrowings reflects the upward repricing of long term variable rate borrowings which reset into higher fixed rates during the 2009 second quarter.

Except as otherwise noted, the principal reasons for the changes in the average costs and average balances of the various liabilities noted above for the six months ended June 30, 2010 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2010.

Provision for Loan Losses

We review our allowance for loan losses on a quarterly basis.  Material factors considered during our quarterly review are our loss experience, the composition and direction of loan delinquencies and the impact of current economic conditions.  We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  As a geographically diversified residential lender, we have been affected by negative consequences arising from the economic recession that continued throughout most of 2009 and, in particular, a sharp downturn in the housing industry nationally, as well as economic and housing industry weaknesses in the New York metropolitan area.  We are particularly vulnerable to a job loss recession and although the national economy continued to show signs of improvement during the first half of 2010, the pace of the recovery appears to have moderated during the 2010 second quarter.

The allowance for loan losses was $211.0 million at June 30, 2010, $210.7 million at March 31, 2010 and $194.0 million at December 31, 2009.  The allowance for loan losses reflects the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, as well as our evaluation of the housing and real estate markets and overall economy, particularly the unemployment rate.  The provision for loan losses decreased $15.0 million to $35.0 million for the three months ended June 30, 2010, from $50.0 million for the three months ended June 30, 2009, and decreased $20.0 million to $80.0 million for the six months ended June 30, 2010, from $100.0 million for the six months ended June 30, 2009.  The decreases in the provision for loan losses reflect the continuing stabilizing trend in overall asset quality.  The allowance for loan losses as a percentage of total loans increased to 1.37% at June 30, 2010, from 1.23% at December 31, 2009, primarily due to the increase in the allowance for loan losses, coupled with a decrease in total loans.  The allowance for loan losses as a percentage of non-performing loans increased to 50.83% at June 30, 2010, from 50.29% at March 31, 2010 and 47.49% at December 31, 2009, primarily due to the increase in the allowance for loan losses, partially offset by the slight increase in non-performing loans.  Non-performing loans totaled $415.1 million at June 30, 2010, $419.1 million at March 31, 2010 and $408.6 million at December 31, 2009.  The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages we apply to our non-performing loans are higher than the allowance coverage percentages applied to our performing loans.

When analyzing our asset quality trends, consideration must be given to our accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio.  Included in our non-performing loans are one-to-four family mortgage loans which are 180 days or more past due.  Our primary federal banking regulator, the OTS, requires us to update our collateral values on one-to-four family mortgage loans which are 180 days past due.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its fair value less estimated selling costs.  Therefore certain losses inherent in our non-performing one-to-four family mortgage loans are being recognized at 180 days of delinquency and annually thereafter and accordingly are charged off.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  In effect, these loans have been written down to their fair value less estimated selling costs and the inherent loss has been recognized.  Therefore, when reviewing the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs should be considered.  At June 30, 2010, non-performing loans included one-to-four family mortgage loans which were 180 days or more past due totaling $245.4 million, net of the charge-offs related to such loans, which had a related allowance for loan losses totaling $6.8 million. Excluding one-to-four family mortgage loans which were 180 days or more past due at June 30, 2010 and their related allowance, our ratio of the allowance for loan losses to non-performing loans would be approximately 120%.  The slight increase in the allowance for loan losses as a percentage of non-performing loans as well as the allowance for loan losses as a percentage of total loans at June 30, 2010 compared to December 31, 2009 reflects the continued challenges in the economy and high unemployment levels as well as the continued elevated levels of non-performing loans and net loan charge-offs.

As previously discussed, we use ratio analyses as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses.  The adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio.  We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time. Our analysis of loss severity during the 2010 second quarter, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO) to the loan’s original principal balance on one-to-four family mortgage loans during the twelve months ended March 31, 2010, indicated an average loss severity of approximately 27% compared to approximately 28% for the twelve months ended December 31, 2009.  This analysis primarily reviewed one-to-four family REO sales which occurred during the twelve months ended March 31, 2010 and included both full documentation and reduced documentation loans in a variety of states with varying years of origination.  An analysis of charge-offs on multi-family, commercial real estate and construction loans, primarily related to loan sales, during the twelve months ended March 31, 2010, indicated an average loss severity of approximately 40% compared to approximately 41% for the twelve months ended December 31, 2009.  We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses. However, the uniqueness of each multi-family, commercial real estate and construction loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses.  We also obtain updated estimates of collateral value on our non-performing multi-family, commercial real estate and construction loans in excess of $1.0 million.  We believe that using the loss experience of the past year (twelve months prior to the quarterly analysis) is reflective of the current economic and real estate environment.  The ratio of the allowance for loan losses to non-performing loans was approximately 51% at June 30, 2010, which exceeds our average loss severity experience for our mortgage loan portfolios, indicating that our allowance for loan losses should be adequate to cover potential losses.

Net loan charge-offs totaled $34.7 million, or eighty-nine basis points of average loans outstanding, annualized, for the three months ended June 30, 2010 and $63.1 million, or eighty-one basis points of average loans outstanding, annualized, for the six months ended June 30, 2010.  This compares to net loan charge-offs of $38.9 million, or ninety-six basis points of average loans outstanding, annualized, for the three months ended June 30, 2009 and $58.8 million, or seventy-two basis points of average loans outstanding, annualized, for the six months ended June 30, 2009.  The decrease in net loan charge-offs for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, was primarily due to a decrease in multi-family, commercial real estate and construction loan net charge-offs.  The increase in net loan charge-offs for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, was primarily due to an increase in one-to-four family loan charge-offs during the 2010 first quarter on loans 180 days or more past due.  Our non-performing loans, which are comprised primarily of mortgage loans, increased $6.5 million to $415.1 million, or 2.70% of total loans, at June 30, 2010, from $408.6 million, or 2.59% of total loans, at December 31, 2009.  This increase was primarily due to an increase of $20.6 million in non-performing one-to-four family mortgage loans, partially offset by a decrease of $14.5 million in non-performing multi-family, commercial real estate and construction loans.  We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  If the sale and reclassification to held-for-sale of certain delinquent and non-performing mortgage loans, primarily multi-family and commercial real estate loans, during the six months ended June 30, 2010 had not occurred, the increase in non-performing loans would have been $57.3 million greater, which amount is gross of $22.9 million in net charge-offs and lower of cost or market write-downs taken on such loans.

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

During the 2010 first quarter, total delinquencies decreased reflecting a decrease in 30-89 day delinquent loans, partially offset by an increase in non-performing loans.  The unemployment rate decreased slightly to 9.7% for March 2010 and there were nominal job gains for the quarter totaling 162,000 at the time of our analysis.  Net loan charge-offs also decreased for the 2010 first quarter compared to the 2009 fourth quarter.  We continued to update our charge-off and loss analysis during the 2010 first quarter and modified our allowance coverage percentages accordingly.  The combination of these factors, as well as our evaluation of the continued weakness in the housing and real estate markets and overall economy, resulted in an increase in our allowance for loan losses to $210.7 million at March 31, 2010 and a provision for loan losses of $45.0 million for the 2010 first quarter.  During the 2010 second quarter, total delinquencies increased primarily due to an increase in 30-59 day delinquent loans, primarily attributable to two borrowing relationships totaling $33.1 million at June 30, 2010 for which the June loan payments were received shortly after June 30, 2010, partially offset by decreases in 60-89 day delinquent loans and non-performing loans.  The unemployment rate decreased further to 9.5% and there were job gains for the quarter totaling 621,000 at the time of our analysis.  Net loan charge-offs increased for the 2010 second quarter compared to the 2010 first quarter, primarily due to an increase in non-performing loans sold or reclassified to held-for-sale and their related charge-offs during the 2010 second quarter.  We continued to update our charge-off and loss analysis during the 2010 second quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses remained flat compared to March 31, 2010 and totaled $211.0 million at June 30, 2010 which resulted in a provision for loan losses totaling $35.0 million for the three months ended June 30, 2010 and $80.0 million for the six months ended June 30, 2010.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, delinquencies, charge-off experience, non-accrual and non-performing loans and the current economic environment.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at June 30, 2010 and December 31, 2009.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality.”

Non-Interest Income

Non-interest income increased $2.8 million to $23.2 million for the three months ended June 30, 2010, from $20.4 million for the three months ended June 30, 2009, primarily due to an increase in other non-interest income, partially offset by decreases in mortgage banking income, net, and customer service fees.  For the six months ended June 30, 2010, non-interest income increased $5.5 million to $41.9 million, from $36.4 million for the six months ended June 30, 2009, primarily due to an increase in other non-interest income and a $5.3 million OTTI charge recorded in the 2009 first quarter, partially offset by a decrease in customer service fees, a gain on sales of securities recorded in the 2009 first quarter and a decrease in mortgage banking income, net.

Other non-interest income increased $6.6 million to $6.0 million for the three months ended June 30, 2010, from a loss of $600,000 for the three months ended June 30, 2009, and increased $6.8 million to $7.1 million for the six months ended June 30, 2010, from $277,000 for the six months ended June 30, 2009.  These increases were primarily due to the Goodwill Litigation settlement payment we received in the 2010 second quarter of $6.2 million and losses recognized for the three and six months ended June 30, 2009 in a trust account previously established for certain former directors.  For further information regarding the settlement of the Goodwill Litigation, see Part II, Item 1, “Legal Proceedings.”   In addition, other non-interest income includes asset impairment charges totaling $1.5 million for the three and six months ended June 30, 2010 and $1.6 million for the three and six months ended June 30, 2009 related to an office building previously held-for-sale included in premises and equipment, net.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, decreased $2.8 million to $600,000 for the three months ended June 30, 2010, from $3.4 million for the three months ended June 30, 2009, and decreased $1.7 million to $2.2 million for the six months ended June 30, 2010, from $3.9 million for the six months ended June 30, 2009.  These decreases were primarily due to changes in the valuation allowance adjustments for the impairment of MSR and net gains on sales of loans.  We recorded a provision of $202,000 in the valuation allowance for the impairment of MSR for the three months ended June 30, 2010, compared to a recovery of $1.4 million for the three months ended June 30, 2009, and a recovery of $130,000 for the six months ended June 30, 2010, compared to a recovery of $1.6 million for the six months ended June 30, 2009.  The recoveries recorded in the valuation allowance for the impairment of MSR for the three and six months ended June 30, 2009 reflected an improvement in market conditions during 2009 from that which existed in the 2008 fourth quarter when a lack of market demand for MSR due to the turmoil in the credit markets at that time negatively impacted the pricing of loan servicing.  The decreases in net gain on sales of loans reflect decreases in the volume of loans sold and less favorable pricing opportunities during the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009.  We generally sell our fifteen and thirty year conforming fixed rate one-to-four family mortgage loan production.  The expanded conforming loans limits and historic low interest rates on thirty year mortgages resulted in increased consumer demand for these fixed rate products during 2009 resulting in higher levels of loans sold.  However, the interest rate on thirty year conforming fixed rate mortgage loans remained above 5.00% for most of the first half of 2010 resulting in a reduction in the levels of originations and sales of such loans during the 2010 second quarter.

Customer service fees decreased $868,000 to $13.4 million for the three months ended June 30, 2010, from $14.2 million for the three months ended June 30, 2009, and decreased $2.4 million to $26.7 million for the six months ended June 30, 2010, from $29.1 million for the six months ended June 30, 2009.  These decreases were primarily due to decreases in commissions on sales of annuities and insufficient fund fees related to transaction accounts.

There were no sales of securities from the available-for-sale portfolio during the three and six months ended June 30, 2010.  During the six months ended June 30, 2009, we sold mortgage-backed securities from the available-for-sale portfolio with an amortized cost of $89.3 million resulting in gross realized gains totaling $2.1 million.

Non-Interest Expense

Non-interest expense totaled $75.8 million for the three months ended June 30, 2010, compared to $76.0 million for the three months ended June 30, 2009.  The $9.9 million FDIC special assessment recorded in the 2009 second quarter was substantially offset by the increase in other non-interest expense resulting from the settlement of the McAnaney Litigation in which we agreed to pay $7.9 million which was recorded in the 2010 second quarter and an increase in compensation and benefits expense.  For further information regarding the settlement of the McAnaney Litigation, see Part II, Item 1, “Legal Proceedings.”  Non-interest expense increased $4.1 million to $144.1 million for the six months ended June 30, 2010, from $140.0 million for the six months ended June 30, 2009, primarily due to an increase in other non-interest expense resulting from the McAnaney Litigation settlement and increases in compensation and benefits expense and FDIC insurance premiums, partially offset by the absence of the FDIC special assessment.  Included in other non-interest expense is REO related expense which totaled $2.0 million for the three months ended June 30, 2010, compared to $2.2 million for the three months ended June 30, 2009, and $3.7 million for the six months ended June 30, 2010, compared to $4.2 million for the six months ended June 30, 2009.  Our percentage of general and administrative expense to average assets, annualized, increased to 1.52% for the three months ended June 30, 2010, from 1.43% for the three months ended June 30, 2009, and increased to 1.44% for the six months ended June 30, 2010, from 1.30% for the six months ended June 30, 2009.  The increases in these ratios were primarily due to the decreases in average assets for the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009.

Compensation and benefits expense increased $1.2 million to $34.6 million for the three months ended June 30, 2010, from $33.4 million for the three months ended June 30, 2009 and $2.5 million to $69.9 million for the six months ended June 30, 2010, from $67.4 million for the six months ended June 30, 2009, primarily due to increases in stock-based compensation costs, officer incentive accruals, salaries and ESOP related expense, partially offset by decreases in the net periodic cost of pension and other postretirement benefits.  The decreases in the net periodic cost of pension and other postretirement benefits primarily reflect the decreases in the amortization of the net actuarial loss and the increases in the expected return on plan assets.

FDIC insurance premiums increased $2.4 million to $13.2 million for the six months ended June 30, 2010, from $10.8 million for the six months ended June 30, 2009, reflecting the increases in our assessment rates during 2009 resulting from the FDIC restoration plan to increase the Deposit Insurance Fund, or DIF.  In addition, during the 2009 first quarter we utilized the remaining balance of our FDIC One-Time Assessment Credit to offset a portion of our deposit insurance assessment.  The restoration plan included an increase in assessment rates for the 2009 first quarter with an additional increase beginning in the 2009 second quarter.  In addition, an emergency special assessment of five basis points on each FDIC-insured depository institution’s assets minus its Tier 1 capital, as of June 30, 2009, was imposed.  The special assessment increased our ratio of general and administrative expense to average assets by eighteen basis points for the three months ended June 30, 2009 and by nine basis points for the six months ended June 30, 2009.

Income Tax Expense

For the three months ended June 30, 2010, income tax expense totaled $8.7 million, representing an effective tax rate of 36.0%, compared to $763,000 for the three months ended June 30, 2009, representing an effective tax rate of 22.0%.  The increase in the effective tax rate for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, reflects a significant increase in pre-tax book income without any significant changes in net favorable permanent differences.  For the six months ended June 30, 2010, income tax expense totaled $15.6 million, representing an effective tax rate of 35.4%, compared to $5.6 million for the six months ended June 30, 2009, representing an effective tax rate of 32.9%.

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

The composition of our loan portfolio, by property type, has remained relatively consistent over the last several years.  At June 30, 2010, our loan portfolio was comprised of 77% one-to-four family mortgage loans, 16% multi-family mortgage loans, 5% commercial real estate loans and 2% other loan categories.  This compares to 76% one-to-four family mortgage loans, 16% multi-family mortgage loans, 6% commercial real estate loans and 2% other loan categories at December 31, 2009.  At June 30, 2010, full documentation loans comprised 84% of our one-to-four family mortgage loan portfolio, compared to 83% at December 31, 2009.  At June 30, 2010 and December 31, 2009, full documentation loans comprised 87% of our total mortgage loan portfolio.

The following table provides further details on the composition of our one-to-four family and multi-family and commercial real estate mortgage loan portfolios in dollar amounts and percentages of the portfolio at the dates indicated.

	At June 30, 2010		At December 31, 2009
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
One-to-four family:
Full documentation interest-only (1)	$4,313,951	36.84%	$4,688,796	39.42%
Full documentation amortizing	5,491,781	46.91	5,152,021	43.31
Reduced documentation interest-only (1)(2)	1,443,044	12.32	1,576,378	13.25
Reduced documentation amortizing (2)	460,206	3.93	478,167	4.02
Total one-to-four family	$11,708,982	100.00%	$11,895,362	100.00%
Multi-family and commercial real estate:
Full documentation amortizing	$2,738,947	85.11%	$2,861,607	83.53%
Full documentation interest-only	479,146	14.89	564,255	16.47
Total multi-family and commercial real estate	$3,218,093	100.00%	$3,425,862	100.00%

(1)
Interest-only loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  One-to-four family interest-only loans include interest-only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaling $3.18 billion at  June 30, 2010 and $3.50 billion at December 31, 2009.

(2)	One-to-four family reduced documentation loans include SISA loans totaling $291.5 million at June 30, 2010 and $310.7 million at December 31, 2009.

We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.  Additionally, we do not originate one-year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  Prior to 2006 we would underwrite our one-to-four family interest-only hybrid ARM loans using the initial note rate, which may have been a discounted rate.  In 2006, we began underwriting our one-to-four family interest-only hybrid ARM loans based on a fully amortizing loan (in effect, underwriting interest-only hybrid ARM loans as if they were amortizing hybrid ARM loans).  In 2007, we began underwriting our one-to-four family interest-only hybrid ARM loans at the higher of the fully indexed rate or the initial note rate.  In 2009, we began underwriting our one-to-four family interest-only and amortizing hybrid ARM loans at the higher of the fully indexed rate, the initial note rate or 6.00%.  During the 2010 second quarter, we reduced the underwriting interest rate floor from 6.00% to 5.00% to reflect the current interest rate environment.  Our reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans.  To a lesser extent, reduced documentation loans in our portfolio also include SISA (stated income, stated asset) loans.  Reduced documentation loans include both hybrid ARM loans (interest-only and amortizing) and fixed rate loans.  SIFA and SISA loans required a prospective borrower to complete a standard mortgage loan application.  During the fourth quarter of 2007, we stopped offering reduced documentation loans.

The market does not apply a uniform definition of what constitutes “subprime” lending.  Our reference to subprime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the OTS and the other federal bank regulatory agencies, or the Agencies, on June 29, 2007, which further references the “Expanded Guidance for Subprime Lending Programs,” or the Expanded Guidance, issued by the Agencies by press release dated January 31, 2001.  In the Expanded Guidance, the Agencies indicated that subprime lending does not refer to individual subprime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards.  The Agencies recognize that many prime loan portfolios will contain such accounts.  The Agencies also excluded prime loans that develop credit problems after acquisition and community development loans from the subprime arena.  According to the Expanded Guidance, subprime loans are other loans to borrowers which display one or more characteristics of reduced payment capacity.  Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all subprime borrowers and may not match all markets or institutions’ specific subprime definitions, are set forth, including having a credit (FICO) score of 660 or below.  However, we do not associate a particular FICO score with our definition of subprime loans.  Consistent with the guidance provided by federal bank regulatory agencies, we consider subprime loans to be loans to borrowers with a credit history containing one or more of the following at the time of origination: (1) bankruptcy within the last four years; (2) foreclosure within the last two years; or (3) two 30 day mortgage delinquencies in the last twelve months.  In addition, subprime loans generally display the risk layering of the following features: high debt-to-income ratio (50/50); low or no cash reserves; current loan-to-value ratios over 90%; 2/28, 3/27 or negative amortization loan products; or reduced or no documentation loans.  Our current underwriting standards would generally preclude us from originating loans to borrowers with a credit history containing a bankruptcy or foreclosure within the last five years or two 30 day mortgage delinquencies in the last twelve months.  Based upon the definition and exclusions described above, we are a prime lender.  Within our portfolio of one-to-four family mortgage loans, we have loans to borrowers who had FICO scores of 660 or below at the time of origination. However, as a portfolio lender we underwrite our loans considering all credit criteria, as well as collateral value, and do not base our underwriting decisions solely on FICO scores.  Based on our underwriting criteria, particularly the average loan-to-value ratios at origination, we consider our loans to borrowers with FICO scores of 660 or below at origination to be prime loans.

Although FICO scores are considered as part of our underwriting process, they have not always been recorded on our mortgage loan system and are not available for all of the one-to-four family mortgage loans on our mortgage loan system.  However, substantially all of our one-to-four family mortgage loans originated since March 2005 have credit scores available on our mortgage loan system.  At June 30, 2010, one-to-four family mortgage loans which had FICO scores available on our mortgage loan system totaled $10.11 billion, or 86% of our total one-to-four family mortgage loan portfolio, of which $505.5 million, or 5%, had FICO scores of 660 or below at the date of origination.  At December 31, 2009, one-to-four family mortgage loans which had FICO scores available on our mortgage loan system totaled $10.17 billion, or 85% of our total one-to-four family mortgage loan portfolio, of which $542.3 million, or 5%, had FICO scores of 660 or below at the date of origination. Of our one-to-four family mortgage loans to borrowers with known FICO scores of 660 or below, 73% are interest-only hybrid ARM loans, 26% are amortizing hybrid ARM loans and 1% are amortizing fixed rate loans at June 30, 2010 and 74% are interest-only hybrid ARM loans, 25% are amortizing hybrid ARM loans and 1% are amortizing fixed rate loans at December 31, 2009.  In addition, at June 30, 2010 and December 31, 2009, 67% of our loans to borrowers with known FICO scores of 660 or below were full documentation loans and 33% were reduced documentation loans.  We believe the aforementioned loans, when originated, were amply collateralized and otherwise conformed to our prime lending standards and do not present a greater risk of loss or other asset quality risk relative to comparable loans in our portfolio to other borrowers with higher credit scores.  We do not have FICO scores recorded on our mortgage loan system for 14% of our one-to-four family mortgage loans at June 30, 2010 and 15% of our one-to-four family mortgage loans at December

31, 2009.  Of our one-to-four family mortgage loans without a FICO score available on our mortgage loan system at June 30, 2010, 65% are amortizing hybrid ARM loans, 27% are interest-only hybrid ARM loans and 8% are amortizing fixed rate loans, and at December 31, 2009, 64% are amortizing hybrid ARM loans, 27% are interest-only hybrid ARM loans and 9% are amortizing fixed rate loans.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At June 30, 2010	At December 31, 2009
Non-accrual delinquent mortgage loans	$ 409,342	$ 403,148
Non-accrual delinquent consumer and other loans	5,308	4,824
Mortgage loans delinquent 90 days or more and
still accruing interest (1)	455	600
Total non-performing loans (2)	415,105	408,572
REO, net (3)	54,428	46,220
Total non-performing assets	$ 469,533	$ 454,792
Non-performing loans to total loans	2.70%	2.59%
Non-performing loans to total assets	2.11	2.02
Non-performing assets to total assets	2.39	2.25
Allowance for loan losses to non-performing loans	50.83	47.49
Allowance for loan losses to total loans	1.37	1.23

(1)	Mortgage loans delinquent 90 days or more and still accruing interest consist primarily of loans delinquent 90 days or more as to their maturity date but not their interest due.
(2)
Non-performing loans exclude loans which have been restructured and are accruing and performing in accordance with the restructured terms for a satisfactory period of time.  Restructured accruing loans totaled $34.4 million at June 30, 2010 and $26.0 million at December 31, 2009.

(3)	REO, substantially all of which are one-to-four family properties, is net of allowance for losses totaling $698,000 at June 30, 2010 and $816,000 at December 31, 2009.

Total non-performing assets increased $14.7 million to $469.5 million at June 30, 2010, from $454.8 million at December 31, 2009.  This increase was due to an increase of $8.2 million in REO, net, coupled with an increase in non-performing loans.  Non-performing loans, the most significant component of non-performing assets, increased $6.5 million to $415.1 million at June 30, 2010, from $408.6 million at December 31, 2009.  This increase was primarily due to an increase of $20.6 million in non-performing one-to-four family mortgage loans, partially offset by a decrease of $14.5 million in non-performing multi-family, commercial real estate and construction loans.  Non-performing one-to-four family mortgage loans reflect a greater concentration in non-performing reduced documentation loans.  Reduced documentation loans represent only 16% of the one-to-four family mortgage loan portfolio, yet represent 55% of non-performing one-to-four family mortgage loans at June 30, 2010.  The ratio of non-performing loans to total loans increased to 2.70% at June 30, 2010, from 2.59% at December 31, 2009.  The ratio of non-performing assets to total assets increased to 2.39% at June 30, 2010, from 2.25% at December 31, 2009.

As previously discussed, we proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  During the six months ended June 30, 2010, we sold $22.6 million, net of $12.3 million in net charge-offs, of delinquent and non-performing mortgage loans, primarily multi-family and commercial real estate loans.  In addition, included in loans held-for-sale, net, are delinquent and non-performing mortgage loans totaling $13.9 million, net of $11.8 million in net charge-offs and a $117,000 lower of cost or market valuation allowance, at June 30, 2010 and $6.9 million, net of $6.8 million in net charge-offs and a $1.1 million lower of cost or market valuation allowance, at December 31, 2009.  Such loans, which are primarily multi-family and commercial real estate loans, are excluded from non-performing loans, non-performing assets and related ratios.  Assuming we did not sell or reclassify to held-for-sale any delinquent and non-performing loans during 2010, at June 30, 2010 our non-performing loans and non-performing assets would have been $57.3 million higher and our allowance for loan losses would have been $22.7 million higher.  Additionally, the ratio of non-performing loans to total loans would have been 37 basis points higher, the ratio of non-performing assets to total assets would have been 29 basis points higher and the ratio of the allowance for loan losses to non-performing loans would have been 135 basis points lower.

The following table provides further details on the composition of our non-performing one-to-four family and multi-family and commercial real estate mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At June 30, 2010		At December 31, 2009
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Non-performing one-to-four family:
Full documentation interest-only	$116,881	33.33%	$106,441	32.25%
Full documentation amortizing	39,660	11.31	40,875	12.38
Reduced documentation interest-only	166,420	47.47	158,164	47.92
Reduced documentation amortizing	27,682	7.89	24,602	7.45
Total non-performing one-to-four family	$350,643	100.00%	$330,082	100.00%
Non-performing multi-family and commercial real estate:
Full documentation amortizing	$34,115	63.53%	$42,637	62.51%
Full documentation interest-only	19,581	36.47	25,571	37.49
Total non-performing multi-family and commercial real estate	$53,696	100.00%	$68,208	100.00%

The following table provides details on the geographic composition of both our total and non-performing one-to-four family mortgage loans as of June 30, 2010.

	One-to-Four Family Mortgage Loans
	At June 30, 2010
				Percent of	Non-Performing
			Total	Total	Loans
		Percent of	Non-Performing	Non-Performing	as Percent of
(Dollars in Millions)	Total Loans	Total Loans	Loans	Loans	State Totals
State:
New York	$3,157.5	27.0%	$44.2	12.7%	1.40%
Illinois	1,463.3	12.5	51.6	14.7	3.53
Connecticut	1,114.3	9.5	29.6	8.4	2.66
California	975.6	8.3	45.3	12.9	4.64
New Jersey	878.8	7.5	49.6	14.1	5.64
Massachusetts	831.3	7.1	14.6	4.2	1.76
Virginia	738.4	6.3	20.5	5.8	2.78
Maryland	721.9	6.2	39.8	11.4	5.51
Washington	350.3	3.0	2.4	0.7	0.69
Florida	246.4	2.1	26.2	7.5	10.63
All other states (1)	1,231.2	10.5	26.8	7.6	2.18
Total	$11,709.0	100.0%	$350.6	100.0%	2.99%

(1)	Includes 28 states and Washington, D.C.

At June 30, 2010, the geographic composition of our multi-family and commercial real estate mortgage loan portfolio was 94% in the New York metropolitan area, 3% in Florida and 3% in various other states and the geographic composition of non-performing multi-family and commercial real estate mortgage loans was 87% in the New York metropolitan area, 10% in Florida, 2% in Illinois and 1% in Massachusetts.

We discontinue accruing interest on loans when they become 90 days delinquent as to their payment due date.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.

If all non-accrual loans at June 30, 2010 and 2009 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $12.8 million for the six months ended June 30, 2010 and $10.9 million for the six months ended June 30, 2009.  This compares to actual payments recorded as interest income, with respect to such loans, of $3.3 million for the six months ended June 30, 2010 and $2.9 million for the six months ended June 30, 2009.

We may agree to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.  Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms generally for a period of six months.  Loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $51.8 million at June 30, 2010 and $57.2 million at December 31, 2009.  Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to accrual status.  Restructured accruing loans totaled $34.4 million at June 30, 2010 and $26.0 million at December 31, 2009.

In addition to non-performing loans, we had $162.2 million of potential problem loans at June 30, 2010, compared to $145.9 million at December 31, 2009.  Such loans include loans which are 60-89 days delinquent as shown in the following table and certain other internally classified loans.

Delinquent Loans

The following table shows a comparison of delinquent loans at June 30, 2010 and December 31, 2009.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days		60-89 Days		90 Days or More
	Number		Number		Number
	of		of		of
(Dollars in Thousands)	Loans	Amount	Loans	Amount	Loans	Amount
At June 30, 2010:
Mortgage loans:
One-to-four family	456	$148,032	175	$60,789	1,016	$350,643
Multi-family	53	68,451	10	7,099	43	52,115
Commercial real estate	11	9,351	5	7,479	3	1,581
Construction	-	-	-	-	2	5,458
Consumer and other loans	92	5,080	38	2,101	62	5,308
Total delinquent loans	612	$230,914	228	$77,468	1,126	$415,105
Delinquent loans to total loans		1.50%		0.50%		2.70%

At December 31, 2009:
Mortgage loans:
One-to-four family	431	$146,918	182	$62,522	936	$330,082
Multi-family	64	48,137	18	12,392	53	59,526
Commercial real estate	8	13,512	-	-	4	8,682
Construction	-	-	-	-	2	5,458
Consumer and other loans	136	4,327	39	1,400	61	4,824
Total delinquent loans	639	$212,894	239	$76,314	1,056	$408,572
Delinquent loans to total loans		1.35%		0.48%		2.59%

Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

(In Thousands)	For the Six Months Ended June 30, 2010
Balance at January 1, 2010	$194,049
Provision charged to operations	80,000
Charge-offs:
One-to-four family (1)	(45,651)
Multi-family	(17,511)
Commercial real estate	(6,565)
Construction	(1,470)
Consumer and other loans	(851)
Total charge-offs	(72,048)
Recoveries:
One-to-four family (1)	8,128
Multi-family	102
Commercial real estate	725
Consumer and other loans	43
Total recoveries	8,998
Net charge-offs	(63,050)
Balance at June 30, 2010	$210,999

(1) Includes $21.6 million of net charge-offs related to reduced documentation loans.

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

As a financial institution, the primary component of our market risk is interest rate risk.  The objective of our interest rate risk management policy is to maintain an appropriate mix and level of assets, liabilities and off-balance sheet items to enable us to meet our earnings and/or growth objectives, while maintaining specified minimum capital levels as required by the OTS, in the case of Astoria Federal, and as established by our Board of Directors.  We use a variety of analyses to monitor, control and adjust our asset and liability positions, primarily interest rate sensitivity gap analysis, or gap analysis, and net interest income sensitivity analysis.  Additional interest rate risk modeling is done by Astoria Federal in conformity with OTS requirements.

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2010 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The Gap Table includes $2.93 billion of callable borrowings classified according to their maturity dates, primarily in the more than one year to three years and more than five years categories, which are callable within one year and at various times thereafter.  The classification of callable borrowings according to their maturity dates is based on our experience with, and expectations of, these types of instruments and the current interest rate environment.  As indicated in the Gap Table, our one-year cumulative gap at June 30, 2010 was negative 3.99% compared to negative 6.77% at December 31, 2009.

	At June 30, 2010
		More than	More than
		One Year	Three Years
	One Year	to	to	More than
(Dollars in Thousands)	or Less	Three Years	Five Years	Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$5,018,534	$4,708,590	$4,004,315	$837,350	$14,568,789
Consumer and other loans (1)	317,594	30	24	510	318,158
Repurchase agreements and interest-earning cash accounts	329,669	-	-	-	329,669
Securities available-for-sale	236,243	286,998	145,397	34,622	703,260
Securities held-to-maturity	633,183	725,493	340,640	300,655	1,999,971
FHLB-NY stock	-	-	-	185,768	185,768
Total interest-earning assets	6,535,223	5,721,111	4,490,376	1,358,905	18,105,615
Net unamortized purchase premiums and deferred costs (2)	37,789	33,981	27,926	6,450	106,146
Net interest-earning assets (3)	6,573,012	5,755,092	4,518,302	1,365,355	18,211,761
Interest-bearing liabilities:
Savings	278,450	463,902	463,902	977,096	2,183,350
Money market	147,754	94,134	94,134	1,433	337,455
NOW and demand deposit	122,527	245,066	245,066	1,074,504	1,687,163
Liquid CDs	607,853	-	-	-	607,853
Certificates of deposit	4,610,871	2,071,211	750,538	-	7,432,620
Borrowings, net	1,590,628	1,768,525	575,000	1,878,866	5,813,019
Total interest-bearing liabilities	7,358,083	4,642,838	2,128,640	3,931,899	18,061,460
Interest sensitivity gap	(785,071)	1,112,254	2,389,662	(2,566,544)	$150,301
Cumulative interest sensitivity gap	$(785,071)	$327,183	$2,716,845	$150,301

Cumulative interest sensitivity gap as a percentage of total assets	(3.99)%	1.66%	13.81%	0.76%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	89.33%	102.73%	119.23%	100.83%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.
(2)	Net unamortized purchase premiums and deferred costs are prorated.
(3)	Includes securities available-for-sale at amortized cost.

Net Interest Income Sensitivity Analysis

In managing interest rate risk, we also use an internal income simulation model for our net interest income sensitivity analyses.  These analyses measure changes in projected net interest income over various time periods resulting from hypothetical changes in interest rates.  The interest rate scenarios most commonly analyzed reflect gradual and reasonable changes over a specified time period, which is typically one year.  The base net interest income projection utilizes similar assumptions as those reflected in the Gap Table, assumes that cash flows are reinvested in similar assets and liabilities and that interest rates as of the reporting date remain constant over the projection period.  For each alternative interest rate scenario, corresponding changes in the cash flow and repricing assumptions of each financial instrument are made to determine the impact on net interest income.

We perform analyses of interest rate increases and decreases of up to 300 basis points although changes in interest rates of 200 basis points is a more common and reasonable scenario for analytical purposes.  Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning July 1, 2010 would increase by approximately 0.78% from the base projection. At December 31, 2009, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2010 would have increased by approximately 1.16% from the base projection.  The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%.  However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning July 1, 2010 would decrease by approximately 2.04% from the base projection.  At December 31, 2009, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2010 would have decreased by approximately 2.53% from the base projection.  The down 100 basis point scenarios include some limitations as well since certain indices, yields and costs are already below 1.00%.

Various shortcomings are inherent in both the Gap Table and net interest income sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, although our net interest income sensitivity analyses may provide an indication of our interest rate risk exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from bank owned life insurance and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning July 1, 2010 would increase by approximately $5.1 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning July 1, 2010 would decrease by approximately $3.0 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and net interest income sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2009 Annual Report on Form 10-K.

ITEM 4.   Controls and Procedures

George L. Engelke, Jr., our Chairman and Chief Executive Officer, and Frank E. Fusco, our Executive Vice President, Treasurer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2010.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 12, 2010, we entered into a final binding settlement of this matter with the U.S. Government in an amount equal to $6.2 million.  Legal expense related to this matter has been recognized as it has been incurred.  The settlement was recognized in other non-interest income in our consolidated statements of income for the three and six months ended June 30, 2010.

McAnaney Litigation
In 2004, an action entitled David McAnaney and Carolyn McAnaney, individually and on behalf of all others similarly situated vs. Astoria Financial Corporation, et al. was commenced in the District Court.  The action, commenced as a class action, alleges that in connection with the satisfaction of certain mortgage loans made by Astoria Federal, The Long Island Savings Bank, FSB, which was acquired by Astoria Federal in 1998, and their related entities, customers were charged attorney document preparation fees, recording fees and facsimile fees allegedly in violation of the federal Truth in Lending Act, RESPA, FDCA and the New York State Deceptive Practices Act, and alleges actions based upon breach of contract, unjust enrichment and common law fraud.

During the fourth quarter of 2008, both parties cross-moved for summary judgment.  On September 29, 2009, the District Court issued a decision regarding the parties' cross motions for summary judgment.  Plaintiff's motion was denied in its entirety.  Our motion was granted in part and denied in part.  All claims asserted against Astoria Financial Corporation and Long Island Bancorp, Inc. were dismissed.  All remaining claims against Astoria Federal were dismissed, except those based upon alleged violations of the federal Truth in Lending Act, the New York State Deceptive Practices Act and breach of contract.  The District Court held, with respect to these claims, that there exist triable issues of fact.  For further information regarding the history of this action, see Part I, Item 3, “Legal Proceedings,” in our 2009 Annual Report on Form 10-K.

On June 29, 2010, we reached an agreement in principle to settle the remaining claims in such action in the amount of $7.9 million.  A stipulation, or the Agreement, detailing the terms of that settlement was entered into on July 30, 2010.  In entering into the Agreement, we did not acknowledge any liability in the matter and further indicated that the Agreement is intended to resolve all claims arising from or related to the aforementioned case.  The Agreement is subject to approval by the District Court.  The settlement was recognized in other non-interest expense in our consolidated statements of income for the three and six months ended June 30, 2010.

Automated Transactions LLC Litigation

On November 20, 2009, an action entitled Automated Transactions LLC v. Astoria Financial Corporation and Astoria Federal Savings and Loan Association was commenced in the Southern District Court, against us by Automated Transactions LLC, alleging patent infringement involving integrated banking and transaction machines, including automated teller machines, that we utilize.  We were served with the summons and complaint in such action on March 2, 2010.  The plaintiff also filed a similar suit on the same day against another financial institution and its holding company.  The plaintiff seeks unspecified monetary damages and an injunction preventing us from continuing to utilize the allegedly infringing machines.  We are vigorously defending this lawsuit, and filed an answer and counterclaims to the plaintiff’s complaint on March 23, 2010, to which the plaintiff filed a reply on April 12, 2010.  On May 18, 2010 the plaintiff filed an amended complaint at the direction of the Southern District Court, containing substantially the same allegations as the original complaint. On May 27, 2010 we moved to dismiss the amended complaint which motion is currently pending before the Southern District Court.  An adverse result in this lawsuit may include an award of monetary damages, on-going royalty obligations, and/or may result in a change in our business practice, which could result in a loss of revenue.

We have tendered requests for indemnification from the manufacturer and from the transaction processor utilized with respect to the integrated banking and transaction machines, and have filed a third party complaint against the manufacturer and the transaction processor for indemnification and contribution with respect to the lawsuit by Automated Transactions LLC.

No assurance can be given at this time that the litigation against us will be resolved amicably, that if this litigation results in an adverse decision that we will be successful in seeking indemnification, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

ITEM 1A.   Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2009 Annual Report on Form 10-K and Part II, Item 1A. “Risk Factors,” in our March 31, 2010 Quarterly Report on Form 10-Q.  There are no other material changes in risk factors relevant to our operations since March 31, 2010 except as discussed below.

The recent adoption of regulatory reform legislation may have a material effect on our operations and capital requirements.

On July 21, 2010, President Obama signed into law the Reform Act. The Reform Act is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. There are many provisions of the Reform Act which are to be implemented through regulations to be adopted by the federal bank regulatory agencies within specified time frames following the effective date of the Reform Act, which creates a risk of uncertainty as to the effect that such provisions will ultimately have.  Although it is not possible for us to determine at this time whether the Reform Act will have a material effect on our business, financial condition or results of operations, we believe the following provisions of the Reform Act will have an impact on us:

•
New Regulatory Regime.  On July 21, 2011, unless the Secretary of the Treasury opts to delay such date for up to an additional six months, the OTS will be eliminated and the Office of the Comptroller of the Currency, or OCC, will take over the regulation of all federal savings associations, such as Astoria Federal.  The Board of Governors of the Federal Reserve System, or FRB, will acquire the OTS’s authority over all savings and loan holding companies, such as Astoria Financial Corporation, and will also become the supervisor of all subsidiaries of savings and loan holding companies other than depository institutions.  As a result, we will now be subject to regulation, supervision and examination by two federal banking agencies, the OCC and the FRB, rather than just by the OTS, as is currently the case.  The Reform Act also provides for the creation of the Bureau of Consumer Financial Protection, or the CFPB. The CFPB will have the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations and, with respect to institutions with more than $10 billion in assets, such as Astoria Federal, the CFPB will have exclusive examination and enforcement authority with respect to such laws and regulations.  As a new independent bureau within the FRB, it is possible that the CFPB will focus more attention on consumers and may impose requirements more severe than the previous bank regulatory agencies.

•
Consolidated Holding Company Capital Requirements.  The Reform Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies.  These requirements must be no less than those to which insured depository institutions are currently subject, and the new requirements will effectively eliminate the use of trust preferred securities as a component of Tier 1 capital for depository institution holding companies of our size.  As a result, on the fifth anniversary of the effective date of the Reform Act, we will become subject to consolidated capital requirements which we have not been subject to previously, and we will not be permitted to include our Capital Securities as a component of Tier 1 capital when we become subject to these consolidated capital requirements.

•
Deposit Insurance Assessments.  The Reform Act increases the minimum designated reserve ratio for the DIF from 1.15% to 1.35% of insured deposits, which must be reached by September 30, 2020, and provides that in setting the assessments necessary to meet the new requirement, the FDIC shall offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion in assets, such as Astoria Federal.  In addition, deposit insurance assessments will now be based on our average consolidated total assets minus our average tangible equity, rather than on our deposit bases.  As a result of these provisions, our deposit insurance premiums are expected to increase, and the increase may be substantial.

•
Roll Back of Federal Preemption.  The Reform Act significantly rolls back the federal preemption of state consumer protection laws that is currently enjoyed by federal savings associations and national banks by (1) requiring that a state consumer financial law prevent or significantly interfere with the exercise of a federal savings association’s or national bank’s powers before it can be preempted, (2) mandating that any preemption decision be made on a case by case basis rather than a blanket rule; and (3) ending the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations.  As a result, we may now be subject to state consumer protection laws in each state where we do business, and those laws may be interpreted and enforced differently in different states.

The Reform Act also includes provisions, subject to further rulemaking by the federal bank regulatory agencies, that may affect our future operations, including provisions that create minimum standards for the origination of mortgages, restrict proprietary trading by banking entities, restrict the sponsorship of and investment in hedge funds and private equity funds by banking entities and that remove certain obstacles to the conversion of savings associations to national banks.  We will not be able to determine the impact of these provisions until final rules are promulgated to implement these provisions and other regulatory guidance is provided interpreting these provisions.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2010, there were no repurchases of our common stock.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At June 30, 2010, a maximum of 8,107,300 shares may yet be purchased under this plan.  As of June 30, 2010, we are not currently repurchasing additional shares of our common stock.

ITEM 3.   Defaults Upon Senior Securities

Not applicable.

ITEM 4.   (Removed and Reserved)

ITEM 5.    Other Information

Not applicable.

ITEM 6.   Exhibits

See Index of Exhibits on page 68.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

Dated: August 6, 2010	By:	/s/ Frank E. Fusco
Frank E. Fusco
Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Accounting Officer)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

4.1	Astoria Financial Corporation Specimen Stock Certificate. (1)

4.2	Bylaws of Astoria Federal Savings and Loan Association, as amended effective June 16, 2010. (*)

10.1	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and George L. Engelke, Jr. dated as of April 21, 2010. (2)

10.2	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and George L. Engelke, Jr. dated as of April 21, 2010. (2)

10.3	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Monte N. Redman dated as of April 21, 2010. (2)

10.4	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Monte N. Redman dated as of April 21, 2010. (2)

10.5	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Gerard C. Keegan dated as of April 21, 2010. (2)

10.6	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Gerard C. Keegan dated as of April 21, 2010. (2)

10.7	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Alan P. Eggleston dated as of April 21, 2010. (2)

10.8	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Alan P. Eggleston dated as of April 21, 2010. (2)

10.9	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Frank E. Fusco dated as of April 21, 2010. (2)

10.10	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Frank E. Fusco dated as of April 21, 2010. (2)

Exhibit No.	Identification of Exhibit

10.11	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Arnold K. Greenberg dated as of April 21, 2010. (2)

10.12	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Arnold K. Greenberg dated as of April 21, 2010. (2)

10.13	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Gary T. McCann dated as of April 21, 2010. (2)

10.14	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Gary T. McCann dated as of April 21, 2010. (2)

10.15
Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association and Josie Callari dated as of April 21, 2010. (2)

10.16
Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association and Anthony S. DiCostanzo dated as of April 21, 2010. (2)

10.17
Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association and Brian T. Edwards dated as of April 21, 2010. (2)

10.18
Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association and Thomas E. Lavery dated as of April 21, 2010. (2)

10.19
Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association and William J. Mannix, Jr. dated as of April 21, 2010. (2)

10.20
Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association and Robert T. Volk dated as of April 21, 2010. (2)

10.21
Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association and Ira M. Yourman dated as of April 21, 2010. (2)

10.22
Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association and Robert J. DeStefano dated as of April 21, 2010. (2)

Exhibit No.	Identification of Exhibit

31.1	Certifications of Chief Executive Officer. (*)

31.2	Certifications of Chief Financial Officer. (*)

32.1
Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.  Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.  (*)

32.2
Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.  Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.  (*)

101.1
The following financial information from Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 formatted in XBRL: (1) Consolidated Statements of Financial Condition at June 30, 2010 and December 31, 2009; (2) Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009; (3) Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2010;          (4) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.  Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act and Sections 11 and 12 of the Securities Act or otherwise subject to the liability of those sections.  (*)

(*) Filed herewith.

(1)	Incorporated by reference to Astoria Financial Corporation’s Registration Statement on Form S-3 dated and filed with the SEC on May 19, 2010 (File number 333-166957).

(2)	Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K dated and filed with the SEC on April 22, 2010 (File number 001-11967).