Form 10-Q
period 2010-09-30
ASTORIA FINANCIAL CORP
filed 2010-11-05
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, October 29, 2010

.01 Par Value	97,877,469

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Consolidated Statements of Financial Condition at September 30, 2010
	and December 31, 2009	2

	Consolidated Statements of Income for the Three and Nine Months
	Ended September 30, 2010 and September 30, 2009	3

	Consolidated Statement of Changes in Stockholders' Equity for the
	Nine Months Ended September 30, 2010	4

	Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2010 and September 30, 2009	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	60

Item 4.	Controls and Procedures	63

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	63

Item 1A.	Risk Factors	65

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3.	Defaults Upon Senior Securities	66

Item 4.	(Removed and Reserved)	66

Item 5.	Other Information	66

Item 6.	Exhibits	66

Signature		66

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	(Unaudited)
(In Thousands, Except Share Data)	At September 30, 2010	At December 31, 2009
Assets:
Cash and due from banks	$241,514	$71,540
Repurchase agreements	32,040	40,030
Available-for-sale securities:
Encumbered	587,535	798,367
Unencumbered	70,350	62,327
Total available-for-sale securities	657,885	860,694
Held-to-maturity securities, fair value of $1,996,017 and $2,367,520, respectively:
Encumbered	1,750,784	1,955,163
Unencumbered	182,534	362,722
Total held-to-maturity securities	1,933,318	2,317,885
Federal Home Loan Bank of New York stock, at cost	163,501	178,929
Loans held-for-sale, net	35,338	34,274
Loans receivable:
Mortgage loans, net	14,577,036	15,447,115
Consumer and other loans, net	322,157	333,607
Total loans receivable	14,899,193	15,780,722
Allowance for loan losses	(206,231)	(194,049)
Loans receivable, net	14,692,962	15,586,673
Mortgage servicing rights, net	8,030	8,850
Accrued interest receivable	61,768	66,121
Premises and equipment, net	133,735	136,195
Goodwill	185,151	185,151
Bank owned life insurance	408,470	401,735
Real estate owned, net	64,763	46,220
Other assets	318,374	317,882
Total assets	$18,936,849	$20,252,179
Liabilities:
Deposits:
Savings	$2,234,606	$2,041,701
Money market	349,883	326,842
NOW and demand deposit	1,662,000	1,646,633
Liquid certificates of deposit	546,626	711,509
Certificates of deposit	7,314,171	8,085,553
Total deposits	12,107,286	12,812,238
Reverse repurchase agreements	2,100,000	2,500,000
Federal Home Loan Bank of New York advances	2,735,000	3,000,000
Other borrowings, net	378,111	377,834
Mortgage escrow funds	146,678	114,036
Accrued expenses and other liabilities	228,083	239,457
Total liabilities	17,695,158	19,043,565

Stockholders' Equity:
Preferred stock, $1.00 par value (5,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock, $.01 par value (200,000,000 shares authorized;
166,494,888 shares issued; and 97,877,469 and 97,083,607
shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	859,880	857,662
Retained earnings	1,836,456	1,829,199
Treasury stock (68,617,419 and 69,411,281 shares, at cost, respectively)	(1,417,956)	(1,434,362)
Accumulated other comprehensive loss	(24,876)	(29,779)
Unallocated common stock held by ESOP (3,678,768 and 4,304,635
shares, respectively)	(13,478)	(15,771)
Total stockholders' equity	1,241,691	1,208,614
Total liabilities and stockholders' equity	$18,936,849	$20,252,179

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Share Data)	2010	2009	2010	2009
Interest income:
One-to-four family mortgage loans	$130,936	$147,765	$408,640	$465,252
Multi-family, commercial real estate and construction
mortgage loans	48,446	52,947	149,169	165,539
Consumer and other loans	2,656	2,760	7,975	8,095
Mortgage-backed and other securities	25,336	35,980	86,319	116,307
Repurchase agreements and interest-earning cash accounts	188	163	257	394
Federal Home Loan Bank of New York stock	1,999	2,487	6,416	6,850
Total interest income	209,561	242,102	658,776	762,437
Interest expense:
Deposits	46,144	75,348	149,182	248,069
Borrowings	57,392	63,671	177,268	190,554
Total interest expense	103,536	139,019	326,450	438,623
Net interest income	106,025	103,083	332,326	323,814
Provision for loan losses	20,000	50,000	100,000	150,000
Net interest income after provision for loan losses	86,025	53,083	232,326	173,814
Non-interest income:
Customer service fees	12,463	14,186	39,128	43,265
Other loan fees	974	959	2,546	2,837
Gain on sales of securities	-	3,820	-	5,932
Other-than-temporary impairment write-down of securities	-	-	-	(5,300)
Mortgage banking income, net	631	883	2,788	4,762
Income from bank owned life insurance	2,383	2,131	6,735	6,578
Other	2,161	(1,899)	9,279	(1,622)
Total non-interest income	18,612	20,080	60,476	56,452
Non-interest expense:
General and administrative:
Compensation and benefits	35,999	31,850	105,884	99,213
Occupancy, equipment and systems	16,506	15,969	49,592	48,365
Federal deposit insurance premiums	6,509	6,928	19,722	17,732
Federal deposit insurance special assessment	-	-	-	9,851
Advertising	1,743	961	4,557	3,741
Other	10,147	7,531	35,236	24,319
Total non-interest expense	70,904	63,239	214,991	203,221
Income before income tax expense	33,733	9,924	77,811	27,045
Income tax expense	12,282	1,876	27,888	7,501
Net income	$21,451	$8,048	$49,923	$19,544
Basic earnings per common share	$0.23	$0.09	$0.53	$0.21
Diluted earnings per common share	$0.23	$0.09	$0.53	$0.21
Basic weighted average common shares	91,863,115	90,696,563	91,650,000	90,480,277
Diluted weighted average common and
common equivalent shares	91,863,115	90,702,558	91,650,045	90,482,356

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2010

						Accumulated	Unallocated
			Additional			Other	Common
		Common	Paid-in	Retained	Treasury	Comprehensive	Stock Held
(In Thousands, Except Share Data)	Total	Stock	Capital	Earnings	Stock	Loss	by ESOP
Balance at December 31, 2009	$1,208,614	$1,665	$857,662	$1,829,199	$(1,434,362)	$(29,779)	$(15,771)

Comprehensive income:
Net income	49,923	-	-	49,923	-	-	-
Other comprehensive income, net of tax:
Net unrealized gain on securities	1,555	-	-	-	-	1,555	-
Reclassification of prior service cost	72	-	-	-	-	72	-
Reclassification of net actuarial loss	3,133	-	-	-	-	3,133	-
Reclassification of loss on cash flow hedge	143	-	-	-	-	143	-
Comprehensive income	54,826

Dividends on common stock ($0.39 per share)	(36,520)	-	-	(36,520)	-	-	-

Restricted stock grants (806,428 shares)	-	-	(10,484)	(6,181)	16,665	-	-

Forfeitures of restricted stock (24,566 shares)	-	-	360	147	(507)	-	-

Exercise of stock options (12,000 shares issued)	112	-	-	(136)	248	-	-

Stock-based compensation	5,941	-	5,917	24	-	-	-

Net tax benefit excess from stock-based
compensation	212	-	212	-	-	-	-

Allocation of ESOP stock	8,506	-	6,213	-	-	-	2,293

Balance at September 30, 2010	$1,241,691	$1,665	$859,880	$1,836,456	$(1,417,956)	$(24,876)	$(13,478)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
(In Thousands)	2010	2009
Cash flows from operating activities:
Net income	$49,923	$19,544
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on loans	24,584	23,986
Net amortization (accretion) on securities and borrowings	1,683	(1,513)
Net provision for loan and real estate losses	102,036	151,111
Depreciation and amortization	8,436	8,199
Net gain on sales of loans and securities	(3,659)	(10,686)
Other-than-temporary impairment write-down of securities	-	5,300
Other asset impairment charges	1,519	4,436
Originations of loans held-for-sale	(171,086)	(333,364)
Proceeds from sales and principal repayments of loans held-for-sale	183,316	321,354
Stock-based compensation and allocation of ESOP stock	14,447	10,495
Decrease in accrued interest receivable	4,353	5,577
Mortgage servicing rights amortization and valuation allowance adjustments, net	2,713	2,788
Bank owned life insurance income and insurance proceeds received, net	(6,735)	(2,344)
Increase in other assets	(1,738)	(35,150)
(Decrease) increase in accrued expenses and other liabilities	(6,425)	45,422
Net cash provided by operating activities	203,367	215,155
Cash flows from investing activities:
Originations of loans receivable	(1,959,185)	(2,072,138)
Loan purchases through third parties	(363,323)	(275,749)
Principal payments on loans receivable	2,960,693	2,868,045
Proceeds from sales of delinquent and non-performing loans	37,583	35,591
Purchases of securities held-to-maturity	(563,456)	(706,630)
Principal payments on securities held-to-maturity	946,413	836,508
Principal payments on securities available-for-sale	205,782	295,724
Proceeds from sales of securities available-for-sale	-	182,844
Net redemptions of Federal Home Loan Bank of New York stock	15,428	34,701
Proceeds from sales of real estate owned, net	59,679	33,581
Purchases of premises and equipment, net of proceeds from sales	(7,491)	(6,491)
Net cash provided by investing activities	1,332,123	1,225,986
Cash flows from financing activities:
Net decrease in deposits	(704,952)	(261,305)
Net decrease in borrowings with original terms of three months or less	(90,000)	(813,000)
Proceeds from borrowings with original terms greater than three months	525,000	235,000
Repayments of borrowings with original terms greater than three months	(1,100,000)	(550,000)
Net increase in mortgage escrow funds	32,642	16,740
Cash dividends paid to stockholders	(36,520)	(35,819)
Cash received for options exercised	112	252
Net tax benefit excess (shortfall) from stock-based compensation	212	(785)
Net cash used in financing activities	(1,373,506)	(1,408,917)
Net increase in cash and cash equivalents	161,984	32,224
Cash and cash equivalents at beginning of period	111,570	100,293
Cash and cash equivalents at end of period	$273,554	$132,517
Supplemental disclosures:
Interest paid	$321,646	$431,458
Income taxes paid	$38,445	$47,134
Additions to real estate owned	$71,257	$50,679
Loans transferred to held-for-sale	$52,600	$55,027

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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2010 and December 31, 2009, our results of operations for the three and nine months ended September 30, 2010 and 2009, changes in our stockholders’ equity for the nine months ended September 30, 2010 and our cash flows for the nine months ended September 30, 2010 and 2009.  In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of September 30, 2010 and December 31, 2009, and amounts of revenues and expenses in the consolidated statements of income for the three and nine months ended September 30, 2010 and 2009.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the remainder of the year.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2009 audited consolidated financial statements and related notes included in our 2009 Annual Report on Form 10-K.

2.      Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At September 30, 2010
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE (1) issuance REMICs and CMOs (2)	$579,525	$23,303	$-	$602,828
Non-GSE issuance REMICs and CMOs	22,759	4	(496)	22,267
GSE pass-through certificates	30,114	1,221	(1)	31,334
Total residential mortgage-backed securities	632,398	24,528	(497)	656,429
Freddie Mac preferred stock	-	1,456	-	1,456
Other securities	15	-	(15)	-
Total securities available-for-sale	$632,413	$25,984	$(512)	$657,885
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,851,106	$61,259	$(28)	$1,912,337
Non-GSE issuance REMICs and CMOs	52,145	1,141	(58)	53,228
GSE pass-through certificates	835	48	-	883
Total residential mortgage-backed securities	1,904,086	62,448	(86)	1,966,448
Obligations of U.S. government and GSEs	25,000	337	-	25,337
Obligations of states and political subdivisions	4,232	-	-	4,232
Total securities held-to-maturity	$1,933,318	$62,785	$(86)	$1,996,017

(1)  Government-sponsored enterprise
(2)  Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2009
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$777,098	$19,157	$(15)	$796,240
Non-GSE issuance REMICs and CMOs	27,165	3	(899)	26,269
GSE pass-through certificates	33,441	941	(7)	34,375
Total residential mortgage-backed securities	837,704	20,101	(921)	856,884
Freddie Mac preferred stock	-	3,784	-	3,784
Other securities	40	-	(14)	26
Total securities available-for-sale	$837,744	$23,885	$(935)	$860,694
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,979,296	$50,387	$-	$2,029,683
Non-GSE issuance REMICs and CMOs	82,014	33	(2,214)	79,833
GSE pass-through certificates	1,097	66	-	1,163
Total residential mortgage-backed securities	2,062,407	50,486	(2,214)	2,110,679
Obligations of U.S. government and GSEs	250,955	1,363	-	252,318
Obligations of states and political subdivisions	4,523	-	-	4,523
Total securities held-to-maturity	$2,317,885	$51,849	$(2,214)	$2,367,520

The following tables set forth the estimated fair values of securities with gross unrealized losses at the dates indicated, segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer.

	At September 30, 2010
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Non-GSE issuance REMICs and CMOs	$139	$(1)	$21,770	$(495)	$21,909	$(496)
GSE pass-through certificates	176	(1)	-	-	176	(1)
Other securities	-	-	-	(15)	-	(15)
Total temporarily impaired securities available-for-sale	$315	$(2)	$21,770	$(510)	$22,085	$(512)
Held-to-maturity:
GSE issuance REMICs and CMOs	$44,725	$(28)	$-	$-	$44,725	$(28)
Non-GSE issuance REMICs and CMOs	-	-	1,766	(58)	1,766	(58)
Total temporarily impaired securities held-to-maturity	$44,725	$(28)	$1,766	$(58)	$46,491	$(86)

	At December 31, 2009
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
GSE issuance REMICs and CMOs	$1,489	$(15)	$-	$-	$1,489	$(15)
Non-GSE issuance REMICs and CMOs	549	(54)	25,557	(845)	26,106	(899)
GSE pass-through certificates	1,309	(4)	377	(3)	1,686	(7)
Other securities	-	-	1	(14)	1	(14)
Total temporarily impaired securities available-for-sale	$3,347	$(73)	$25,935	$(862)	$29,282	$(935)
Total temporarily impaired securities held-to-maturity:
Non-GSE issuance REMICs and CMOs	$-	$-	$70,589	$(2,214)	$70,589	$(2,214)

We held 26 securities which had an unrealized loss at September 30, 2010 and 46 at December 31, 2009.  At September 30, 2010 and December 31, 2009, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment is directly related to the change in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  None of the unrealized losses are related to credit losses.  Therefore, at September 30, 2010 and December 31, 2009, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

There were no other-than-temporary impairment, or OTTI, write-down of securities charges during the nine months ended September 30, 2010.  During the nine months ended September 30, 2009, we recorded a $5.3 million OTTI charge to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities.  Our analysis of the market value trends of these securities indicated that based on the duration of the unrealized loss and the unlikelihood of a near-term market value recovery, as of March 31, 2009, our Freddie Mac preferred securities were other-than-temporarily impaired and of such little value that a write-off of our remaining cost basis was warranted.  The securities’ market values totaled $1.5 million at September 30, 2010, which is recorded as an unrealized gain on our available-for-sale securities.  OTTI charges are included as a component of non-interest income in the consolidated statements of income.

For additional information regarding securities impairment, see “Critical Accounting Policies” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

There were no sales of securities from the available-for-sale portfolio during the nine months ended September 30, 2010.  During the nine months ended September 30, 2009, proceeds from sales of securities from the available-for-sale portfolio totaled $182.8 million resulting in gross realized gains of $5.9 million.  Gains and losses on the sale of all securities are determined using the specific identification method.

Held-to-maturity debt securities, excluding mortgage-backed securities, had an amortized cost of $29.2 million and a fair value of $29.6 million at September 30, 2010.  These securities will mature between 2017 and 2018.  Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The balance of accrued interest receivable for securities totaled $8.6 million at September 30, 2010 and $10.3 million at December 31, 2009.

At September 30, 2010, we held one security with an amortized cost of $25.0 million which is callable within one year and at various times thereafter.

3.      Loans Held-for-Sale, net

Loans held-for-sale, net, includes fifteen and thirty year conforming fixed rate one-to-four family mortgage loans originated for sale as well as certain non-performing loans.  Over the past several years we have sold certain delinquent and non-performing loans held in portfolio.  Upon our decision to sell such loans, we reclassify them to held-for-sale at the lower of cost or fair value, less estimated selling costs.  Non-performing loans held-for-sale, included in loans held-for-sale, net, totaled $17.4 million at September 30, 2010 and $6.9 million, net of a $1.1 million valuation allowance, at December 31, 2009.  Non-performing loans held-for-sale consisted primarily of multi-family and commercial real estate loans at September 30, 2010 and December 31, 2009.

We sold certain delinquent and non-performing mortgage loans totaling $36.4 million, net of charge-offs of $20.9 million, during the nine months ended September 30, 2010, primarily multi-family and commercial real estate loans, and $35.6 million, net of charge-offs of $18.8 million, during the nine months ended September 30, 2009, primarily multi-family, commercial real estate and construction loans.  Net gain on sales of non-performing loans totaled $828,000 for the three months ended September 30, 2010 and $1.2 million for the nine months ended September 30, 2010.  Net loss on sales of non-performing loans totaled $45,000 for the three months ended September 30, 2009 and $98,000 for the nine months ended September 30, 2009.

We recorded net lower of cost or market recoveries on non-performing loans held-for-sale totaling $93,000 for the three months ended September 30, 2010 and net lower of cost or market write-downs on non-performing loans held-for-sale totaling $4,000 for the nine months ended September 30, 2010.  Net lower of cost or market write-downs totaled $2.8 million for the three and nine months ended September 30, 2009.  Net lower of cost or market write-downs on non-performing loans held-for-sale are included in other non-interest income in the consolidated statements of income.

4.      Loans Receivable, net

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At September 30, 2010		At December 31, 2009
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Mortgage loans (gross):
One-to-four family	$11,368,864	76.77%	$11,895,362	75.88%
Multi-family	2,309,120	15.60	2,559,058	16.33
Commercial real estate	793,387	5.36	866,804	5.53
Construction	15,693	0.11	23,599	0.15
Total mortgage loans	14,487,064	97.84	15,344,823	97.89
Consumer and other loans (gross):
Home equity	290,631	1.97	302,410	1.93
Commercial	15,097	0.10	13,588	0.09
Other	13,618	0.09	14,020	0.09
Total consumer and other loans	319,346	2.16	330,018	2.11
Total loans (gross)	14,806,410	100.00%	15,674,841	100.00%
Net unamortized premiums and deferred loan costs	92,783		105,881
Total loans	14,899,193		15,780,722
Allowance for loan losses	(206,231)		(194,049)
Total loans, net	$14,692,962		$15,586,673

Activity in the allowance for loan losses is summarized as follows:

(In Thousands)	For the Nine Months Ended September 30, 2010
Balance at January 1, 2010	$194,049
Provision charged to operations	100,000
Charge-offs	(101,204)
Recoveries	13,386
Balance at September 30, 2010	$206,231

For additional information regarding the composition of our loan portfolio, non-performing loans and our allowance for loan losses, see “Asset Quality” in Item 2, “MD&A.”

5.      Premises and Equipment, net

Included in premises and equipment, net, is an office building with a net carrying value of $14.8 million at September 30, 2010 and $16.7 million at December 31, 2009, which was classified as held-for-sale prior to September 30, 2009.  The building, which is currently unoccupied, is located in Lake Success, New York, and formerly housed our lending operations, which were relocated in March 2008 to a facility which we currently lease in Mineola, New York.  During the 2009 second quarter, we recorded a lower of cost or market write-down of $1.6 million to reduce the carrying amount of the building to its estimated fair value less selling costs as of June 30, 2009.  Due to economic and real estate market conditions, we were unable to sell the building at a reasonable price within a reasonable period of time.  Therefore, as of September 30, 2009, the building was no longer classified as held-for-sale.  No depreciation expense was recorded while the building was classified as held-for-sale.  We resumed depreciation of the building in October 2009 over its remaining useful life based on the carrying value of $16.9 million at September 30, 2009.

During the 2010 second quarter, several indications of interest on the building and negotiations with potential buyers indicated a current market value below the carrying value of the building.  As a result, we evaluated the building for impairment and recorded an impairment write-down of $1.5 million to reduce the carrying amount of the building to its estimated fair value less selling costs as of June 30, 2010.

Impairment and lower of cost or market write-downs on premises and equipment are included in other non-interest income in the consolidated statements of income.

6.      Income Taxes

Gross unrecognized tax benefits totaled $3.3 million at September 30, 2010 compared to $5.3 million at December 31, 2009.  The decrease was primarily a result of settlements with taxing authorities.  It is reasonably possible that additional decreases in gross unrecognized tax benefits totaling $1.1 million may occur in the next twelve months as a result of settlements with taxing authorities.  If realized, all of our unrecognized tax benefits at September 30, 2010 would affect our effective income tax rate.  After the related federal tax effects, realization of those benefits would reduce income tax expense by $2.5 million.

In addition to the above unrecognized tax benefits, we have accrued liabilities for interest and penalties related to uncertain tax positions totaling $1.7 million at September 30, 2010 compared to $2.0 million at December 31, 2009.  The decrease was primarily a result of settlements with taxing authorities, partially offset by interest accrued during the nine months ended September 30, 2010.  Realization of all of our unrecognized tax benefits would result in a further reduction in income tax expense of $1.2 million for the reversal of accrued interest and penalties, net of the related federal tax effects.

7.      Earnings Per Share

The following table is a reconciliation of basic and diluted earnings per share, or EPS.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Data)	2010	2009	2010	2009
Net income	$21,451	$8,048	$49,923	$19,544
Income allocated to participating securities (restricted stock)	(502)	(224)	(1,185)	(683)
Income attributable to common shareholders	$20,949	$7,824	$48,738	$18,861
Average number of common shares outstanding – basic	91,863	90,697	91,650	90,480
Dilutive effect of stock options (1)	-	6	-	2
Average number of common shares outstanding – diluted	91,863	90,703	91,650	90,482
Income per common share attributable to common shareholders:
Basic	$0.23	$0.09	$0.53	$0.21
Diluted	$0.23	$0.09	$0.53	$0.21

(1)
Excludes options to purchase 7,939,626 shares of common stock which were outstanding during the three months ended September 30, 2010; options to purchase 8,044,830 shares of common stock which were outstanding during the three months ended September 30, 2009; options to purchase 7,990,736 shares of common stock which were outstanding during the nine months ended September 30, 2010 and options to purchase 8,458,997 shares of common stock which were outstanding during the nine months ended September 30, 2009 because their inclusion would be anti-dilutive.

8.      Stock Incentive Plans

On February 1, 2010, 778,740 shares of restricted stock were granted to select officers under the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan, and 27,688 shares of restricted stock were granted to directors under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, or the 2007 Director Stock Plan.  Of the restricted stock granted to select officers, 135,720 shares vest one-third per year and 643,020 shares vest one-fifth per year on December 14th of each year, beginning December 14, 2010.  In the event the grantee terminates their employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2005 Employee Stock Plan, all restricted stock granted pursuant to such grants immediately vests.  The restricted stock granted in 2010 under the 2007 Director Stock Plan vests 100% on February 1, 2013, although awards will immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.

Restricted stock activity in our stock incentive plans for the nine months ended September 30, 2010 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	1,522,420	$16.02
Granted	806,428	13.00
Vested	(32,230)	(20.93)
Forfeited	(24,566)	(14.63)
Nonvested at September 30, 2010	2,272,052	14.89

Stock-based compensation expense is recognized on a straight-line basis over the vesting period  and totaled $1.3 million, net of taxes of $715,000, for the three months ended September 30, 2010 and $3.8 million, net of taxes of $2.1 million, for the nine months ended September 30, 2010.  Stock-based compensation expense totaled $938,000, net of taxes of $505,000, for the three months ended September 30, 2009 and $2.8 million, net of taxes of $1.5 million, for the nine months ended September 30, 2009.  At September 30, 2010, pre-tax compensation cost related to all nonvested awards of restricted stock not yet recognized totaled $20.1 million and will be recognized over a weighted average period of approximately 3.1 years.

9.      Pension Plans and Other Postretirement Benefits

The following tables set forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan.

			Other Postretirement
	Pension Benefits		Benefits
	For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,
(In Thousands)	2010	2009	2010	2009
Service cost	$928	$842	$139	$80
Interest cost	2,905	2,799	358	298
Expected return on plan assets	(2,354)	(2,125)	-	-
Amortization of prior service cost (credit)	61	61	(24)	(24)
Recognized net actuarial loss	1,633	2,012	-	1
Net periodic cost	$3,173	$3,589	$473	$355

			Other Postretirement
	Pension Benefits		Benefits
	For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands)	2010	2009	2010	2009
Service cost	$2,795	$2,584	$318	$242
Interest cost	8,701	8,423	924	833
Expected return on plan assets	(7,065)	(6,383)	-	-
Amortization of prior service cost (credit)	185	185	(74)	(74)
Recognized net actuarial loss	4,838	6,136	-	-
Net periodic cost	$9,454	$10,945	$1,168	$1,001

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

Residential mortgage-backed securities
Substantially all of our securities available-for-sale portfolio consists of mortgage-backed securities.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  At September 30, 2010, 97% of our available-for-sale residential mortgage-backed securities portfolio was comprised of GSE securities for which an active market exists for similar securities, making observable inputs readily available.

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

	Carrying Value at September 30, 2010
(In Thousands)	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$602,828	$-	$602,828	$-
Non-GSE issuance REMICs and CMOs	22,267	-	22,267	-
GSE pass-through certificates	31,334	-	31,334	-
Other securities	1,456	1,456	-	-
Total securities available-for-sale	$657,885	$1,456	$656,429	$-

	Carrying Value at December 31, 2009
(In Thousands)	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$796,240	$-	$796,240	$-
Non-GSE issuance REMICs and CMOs	26,269	-	26,269	-
GSE pass-through certificates	34,375	-	34,375	-
Other securities	3,810	3,810	-	-
Total securities available-for-sale	$860,694	$3,810	$856,884	$-

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Non-performing loans held-for-sale, net
Non-performing loans held-for-sale are comprised primarily of multi-family and commercial real estate mortgage loans at September 30, 2010 and December 31, 2009.  Fair values of non-performing loans held-for-sale are estimated through either bids received on the loans or a discounted cash flow analysis of the underlying collateral and adjusted as necessary, by management, to reflect current market conditions and, as such, are classified as Level 3.

Loans receivable, net (impaired loans)
Loans which meet certain criteria are evaluated individually for impairment.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans are comprised primarily of one-to-four family mortgage loans at September 30, 2010 and December 31, 2009.  Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs.  Fair values are estimated through current appraisals, broker opinions or automated valuation models and adjusted as necessary, by management, to reflect current market conditions and, as such, are classified as Level 3.  Substantially all of the impaired loans at September 30, 2010 and December 31, 2009 for which a fair value adjustment was recognized were one-to-four family mortgage loans.

MSR, net
The right to service loans for others is generally obtained through the sale of one-to-four family mortgage loans with servicing retained.  MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At September 30, 2010, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 10.97%, a weighted average constant prepayment rate on mortgages of 23.11% and a weighted average life of 3.5 years.  At December 31, 2009, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 11.02%, a weighted average constant prepayment rate on mortgages of 20.85% and a weighted average life of 3.8 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

REO, net
REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure, substantially all of which are one-to-four family properties at September 30, 2010 and December 31, 2009, and is carried, net of allowances for losses, at the lower of cost or fair value less estimated selling costs.  The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

The following table sets forth the carrying value of those of our assets which were measured at fair value on a non-recurring basis at the dates indicated.  The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	Carrying Value
(In Thousands)	At September 30, 2010	At December 31, 2009
Non-performing loans held-for-sale, net	$17,353	$6,865
Impaired loans	190,071	145,250
MSR, net	8,030	8,850
REO, net	55,224	43,958
Total	$270,678	$204,923

The following table provides information regarding the losses recognized on our assets measured at fair value on a non-recurring basis for the periods indicated.

	For the Nine
	Months Ended
	September 30,
(In Thousands)	2010	2009
Non-performing loans held-for-sale, net (1)	$8,186	$17,639
Impaired loans (2)	41,706	28,562
MSR, net (3)	221	-
REO, net (4)	13,081	15,754
Total	$63,194	$61,955

(1)
Losses are charged against the allowance for loan losses in the case of a write-down upon the reclassification of a loan to held-for-sale.  Losses subsequent to the reclassification of a loan to held-for-sale are charged to other non-interest income.

(2)	Losses are charged against the allowance for loan losses.
(3)	Losses are charged to mortgage banking income, net.
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

	At September 30, 2010		At December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Repurchase agreements	$32,040	$32,040	$40,030	$40,030
Securities held-to-maturity	1,933,318	1,996,017	2,317,885	2,367,520
FHLB-NY stock	163,501	163,501	178,929	178,929
Loans held-for-sale, net (1)	35,338	35,976	34,274	34,585
Loans receivable, net (1)	14,692,962	15,254,506	15,586,673	16,030,427
MSR, net (1)	8,030	8,043	8,850	8,866
Financial Liabilities:
Deposits	12,107,286	12,318,127	12,812,238	12,978,569
Borrowings, net	5,213,111	6,093,431	5,877,834	6,332,288

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

Loans held-for-sale, net
The fair values of fifteen and thirty year conforming fixed rate one-to-four family mortgage loans originated for sale are estimated by reference to published pricing for similar loans sold in the secondary market.  The fair values of non-performing loans held-for-sale are estimated through either bids received on such loans or a discounted cash flow analysis adjusted to reflect current market conditions.

Loans receivable, net
Fair values of loans are estimated by reference to published pricing for similar loans sold in the secondary market.  Loans are grouped by similar characteristics.  The loans are first segregated by type, such as one-to-four family, multi-family, commercial real estate, construction and consumer and other, and then further segregated into fixed and adjustable rate categories.  Published pricing is based on new loans of similar type and purpose, adjusted, when necessary, for factors such as servicing cost, credit risk, interest rate and remaining term.

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

On June 29, 2010, we reached an agreement in principle to settle the remaining claims in such action in the amount of $7.9 million.  A stipulation, or the Agreement, detailing the terms of that settlement was entered into on July 30, 2010.  In entering into the Agreement, we did not acknowledge any liability in the matter and further indicated that the Agreement is intended to resolve all claims arising from or related to the aforementioned case.  The Agreement, which received preliminary approval from the District Court on September 13, 2010, is subject to final approval by the District Court.  The settlement was recognized in other non-interest expense in our consolidated statements of income during the 2010 second quarter.

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

We have tendered requests for indemnification from the manufacturer and from the transaction processor utilized with respect to the integrated banking and transaction machines and have filed a third party complaint against the manufacturer and the transaction processor for indemnification and contribution with respect to the lawsuit by Automated Transactions LLC.

We cannot at this time estimate the possible loss or range of loss, if any.  No assurance can be given at this time that the litigation against us will be resolved amicably, that if this litigation results in an adverse decision that we will be successful in seeking indemnification, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

City of New York Notice of Determination
By “Notice of Determination” dated September 14, 2010, the City of New York has notified us of an alleged tax deficiency in the amount of $5.2 million, including interest and penalties, related to our 2006 tax year.  The deficiency relates to our operation of two subsidiaries of Astoria Federal, Fidata Service Corp., or Fidata, and Astoria Federal Mortgage Corp., or AF Mortgage.  Fidata is a passive investment company which maintains offices in Connecticut.  AF Mortgage is an operating subsidiary through which Astoria Federal engages in lending activities outside the State of New York.  We disagree with the assertion of the tax deficiency and we intend to file a Petition for Hearing with the City of New York to oppose the Notice of Determination.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at September 30, 2010 with respect to this matter.

No assurance can be given as to whether or to what extent we will be required to pay the amount of the tax deficiency asserted by the City of New York, whether additional tax will be assessed for years subsequent to 2006, that this matter will not be costly to oppose, that this matter will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

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

Astoria Financial Corporation is a Delaware corporation organized as the unitary savings and loan association holding company of Astoria Federal.  Our primary business is the operation of Astoria Federal.  Astoria Federal's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities and borrowings, primarily in one-to-four family mortgage loans and mortgage-backed securities, and to a lesser extent multi-family and commercial real estate mortgage loans.  Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and the interest paid on our deposits and borrowings.  Our earnings are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

As the premier Long Island community bank, our goals are to enhance shareholder value while building a solid banking franchise.  We focus on growing our core businesses of mortgage portfolio lending and retail banking while maintaining strong asset quality and controlling operating expenses.  We also provide returns to shareholders through dividends.

During the nine months ended September 30, 2010, the national economy continued to show signs of improvement as evidenced by, among other things, a decrease in the unemployment rate from December 2009 and moderate job growth.  However, softness in the housing and real estate markets persist and unemployment levels remain elevated with a national unemployment rate of 9.6% for September 2010.  On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Reform Act.  The Reform Act is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.  As described in more detail in Part II, Item 1A, “Risk Factors,” in our June 30, 2010 Quarterly Report on Form 10-Q, certain aspects of the Reform Act will have an impact on us, including the combination of our primary regulator, the OTS, with the Office of the Comptroller of the Currency, the imposition of consolidated holding company capital requirements, changes to deposit insurance assessments and the roll back of federal preemption applicable to certain of our operations.

Total assets decreased during the nine months ended September 30, 2010, primarily due to decreases in our loan and securities portfolios, partially offset by an increase in cash and due from banks.  The decrease in our loan portfolio was primarily due to decreases in each of our mortgage loan portfolios, primarily one-to-four family and multi-family mortgage loans, resulting from repayments which outpaced our origination and purchase volume.  One-to-four family loan repayments remained at elevated levels as interest rates on thirty year fixed rate mortgages remained at historic lows and more loans in our portfolio qualified under the expanded loan limits that conform to GSE guidelines, or the expanded conforming loan limits, and were refinanced into fixed rate mortgages.  The decrease in the loan portfolio reflects our decision not to aggressively compete against the thirty year fixed rate mortgage market in the current low interest rate environment.  In response to declining customer demand for adjustable rate products, we currently originate and retain for portfolio jumbo fifteen year fixed rate mortgage loans.  The decrease in our securities portfolio was primarily due to cash flows from repayments exceeding securities purchased which reflects our decision to limit purchases of securities in the current low interest rate environment.  The increase in cash and due from banks reflects the cash flows from mortgage loan and securities repayments in excess of mortgage loan originations and purchases, securities purchases, deposit outflows and the repayment of borrowings, which were not redeployed by the end of the 2010 third quarter.

Total deposits decreased during the nine months ended September 30, 2010, due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, money market and  NOW and demand deposit accounts.  During the nine months ended September 30, 2010, we continued to allow high cost certificates of deposit to run off as total assets declined.  The increases in low cost savings, money market and NOW and demand deposit accounts appear to reflect customer preference for the liquidity these types of deposits provide over the rates currently offered for longer term certificates of deposit.  Cash flows from mortgage loan repayments and securities repayments in excess of mortgage loan originations and purchases, securities purchases and deposit outflows enabled us to repay a portion of our matured borrowings during the nine months ended September 30, 2010, which resulted in a decrease in our borrowings portfolio from December 31, 2009.  During the latter half of the 2010 second quarter, we increased longer term borrowings to take advantage of the then current rates on such borrowings and during most of the 2010 third quarter, we offered aggressive rates on long term certificates of deposit to extend the maturities of these deposits.  Our efforts to extend the maturities of certificates of deposit and borrowings aid in our interest rate risk management by reducing our exposure to rising interest rates.

Net income increased for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009.  These increases were primarily due to decreases in provision for loan losses and increases in net interest income, partially offset by increases in non-interest expense and income tax expense.  An increase in non-interest income also contributed to the increase in net income for the nine months ended September 30, 2010, although non-interest income decreased for the three months ended September 30, 2010.

The allowance for loan losses increased from December 31, 2009 to September 30, 2010, although the balance declined from June 30, 2010.  Total loan delinquencies, including non-performing loans, remained relatively flat during the first half of 2010, but declined during the 2010 third quarter resulting in a decrease from December 31, 2009 to September 30, 2010.  The provision for loan losses decreased for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009.  These decreases reflect the stabilizing trend in overall asset quality experienced in 2010.  The allowance for loan losses at September 30, 2010 reflects the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, as well as our evaluation of the housing and real estate markets and overall economy.

Net interest income, the net interest margin and the net interest rate spread for the three and nine months ended September 30, 2010 increased compared to the three and nine months ended September 30, 2009, primarily due to the costs of interest-bearing liabilities declining more rapidly than the yields on interest-earning assets.  This net cost savings is reflective of the magnitude and timing of the downward repricing of our liabilities in the current low interest rate environment.  Interest expense for the three and nine months ended September 30, 2010 decreased, compared to the three and nine months ended September 30, 2009, primarily due to decreases in the average costs and average balances of certificates of deposit, coupled with decreases in the average balances of borrowings.  Interest income for the three and nine months ended September 30, 2010 decreased, compared to the three and nine months ended September 30, 2009, primarily due to decreases in the average balances of mortgage loans and mortgage-backed and other securities, coupled with decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities.

Non-interest income for the three months ended September 30, 2010 decreased, compared to the three months ended September 30, 2009, primarily due to the absence of gain on sales of securities in 2010 and a decrease in customer service fees, partially offset by an increase in other non-interest income.  Non-interest income for the nine months ended September 30, 2010 increased, compared to the nine months ended September 30, 2009, primarily due to the settlement of the action entitled Astoria Federal Savings and Loan Association vs. United States, or Goodwill Litigation, recorded in other non-interest income in the 2010 second quarter and the OTTI charge recorded in the 2009 first quarter, partially offset by the absence of gain on sales of securities in 2010 and decreases in customer service fees and mortgage banking income, net.  For further discussion of the Goodwill Litigation settlement, see Part II, Item 1, “Legal Proceedings,” in our June 30, 2010 Quarterly Report on Form 10-Q.

The increase in non-interest expense for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to an increase in compensation and benefits expense and other non-interest expense.  The increase in non-interest expense for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to the McAnaney Litigation settlement recorded in other non-interest expense in the 2010 second quarter and increases in compensation and benefits expense and Federal Deposit Insurance Corporation, or FDIC, insurance premiums, partially offset by the FDIC special assessment recorded in the 2009 second quarter.   Income tax expense increased for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 primarily due to the increases in pre-tax income.  For further discussion of the McAnaney Litigation settlement, see Part II, Item 1, “Legal Proceedings.”

Although we remain cautiously optimistic with respect to the outlook for credit quality and expect credit costs will continue to decline over the next several quarters resulting in improved financial performance, the operating environment for residential mortgage portfolio lenders remains challenging.  The U.S. government continues to subsidize the residential mortgage market with programs designed to keep the interest rate for thirty year fixed rate conforming mortgage loans, which we originate but do not retain for our portfolio, below normal market rate levels.  The U.S. Congress recently extended through September 2011 the expanded conforming loan limits in many of our operating markets.  Therefore, we anticipate elevated levels of mortgage prepayment activity will continue to outpace our loan production.  This will, more than likely, result in a further near term decline in our mortgage loan portfolio and balance sheet.  We anticipate maintaining a relatively stable net interest margin which, when coupled with lower credit costs, should mitigate the earnings impact from a smaller balance sheet.  We will continue to strengthen our balance sheet by continuing to originate quality residential mortgage loans for portfolio.  We expect capital levels will continue to increase as earnings continue to improve which should position us to take advantage of future balance sheet growth opportunities that may arise.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” of our 2009 Annual Report on Form 10-K, as supplemented by our  March 31, 2010 and June 30, 2010 Quarterly Reports on Form 10-Q and this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section of our 2009 Annual Report on Form 10-K.

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

As a result of our updated charge-off and loss analyses, we modified certain allowance coverage percentages during each quarter of 2010 to reflect our current estimates of the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances.  Based on our evaluation of the housing and real estate markets and overall economy, in particular, the unemployment rate and the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, we determined that an allowance for loan losses of $206.2 million was required at September 30, 2010, compared to $211.0 million at June 30, 2010, $210.7 million at March 31, 2010 and $194.0 million at December 31, 2009, resulting in a provision for loan losses of $100.0 million for the nine months ended September 30, 2010.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at the reporting dates.

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

At September 30, 2010, our MSR, net, had an estimated fair value of $8.0 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.97%, a weighted average constant prepayment rate on mortgages of 23.11% and a weighted average life of 3.5 years.  At December 31, 2009, our MSR, net, had an estimated fair value of $8.9 million and were valued based on expected future cash flows considering a weighted average discount rate of 11.02%, a weighted average constant prepayment rate on mortgages of 20.85% and a weighted average life of 3.8 years.

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

At September 30, 2010, the carrying amount of our goodwill totaled $185.2 million.  On September 30, 2010, we performed our annual goodwill impairment test and determined the estimated fair value of our reporting unit to be in excess of its carrying amount.  Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.

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

Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer.  GSE issuance mortgage-backed securities comprised 96% of our securities portfolio at September 30, 2010.  Non-GSE issuance mortgage-backed securities at September 30, 2010 comprised 3% of our securities portfolio and had an amortized cost of $74.9 million, 30% of which are classified as available-for-sale and 70% of which are classified as held-to-maturity.  Substantially all of our non-GSE issuance securities have a AAA credit rating and they have performed similarly to our GSE issuance securities.  Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices.

The fair value of our investment portfolio is primarily impacted by changes in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of OTTI considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.  At September 30, 2010, we had 26 securities with an estimated fair value totaling $68.6 million which had an unrealized loss totaling $598,000.  Of the securities in an unrealized loss position at September 30, 2010, $23.5 million, with an unrealized loss of $568,000, have been in a continuous unrealized loss position for more than twelve months.  At September 30, 2010, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

There were no OTTI charges during the nine months ended September 30, 2010.  During the nine months ended September 30, 2009, we recorded a $5.3 million OTTI charge to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities.  For additional information regarding securities impairment and the OTTI charge, see Note 2 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities.  The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity.  Principal payments on loans and securities totaled $4.11 billion for the nine months ended September 30, 2010 and $4.00 billion for the nine months ended September 30, 2009.  The increase in loan and securities repayments for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was due to an increase in loan repayments from customers refinancing their adjustable rate loans during the continued historic low interest rate environment for thirty year fixed rate mortgages, which we originate but do not retain for our portfolio, and expanded conforming loan limits. The increase also reflects an increase in securities repayments and calls of higher yielding securities.  The underlying collateral for our securities portfolio is also primarily fixed rate mortgage loans.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings.  However, for the nine months ended September 30, 2010 and 2009, net deposit and borrowing activity resulted in a use of funds.  Net cash provided by operating activities totaled $203.4 million during the nine months ended September 30, 2010 and $215.2 million during the nine months ended September 30, 2009.  Deposits decreased $705.0 million during the nine months ended September 30, 2010 and decreased $261.3 million during the nine months ended September 30, 2009.  The net decreases in deposits for the nine months ended September 30, 2010 and 2009 were primarily due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, money market and NOW and demand deposit accounts.  During the nine months ended September 30, 2010, we continued to allow high cost certificates of deposit to run off as total assets declined.  The increases in low cost savings, money market and NOW and demand deposit accounts during the nine months ended September 30, 2010 appear to reflect customer preference for the liquidity these types of deposits provide over the rates currently offered for longer term certificates of deposit.  The increases in these types of accounts during the nine months ended September 30, 2009 reflected the decrease in competition for core community deposits from that which we experienced during 2008.

Net borrowings decreased $664.7 million during the nine months ended September 30, 2010 and decreased $1.13 billion during the nine months ended September 30, 2009.  The decrease in net borrowings during the nine months ended September 30, 2010 was primarily due to cash flows from mortgage loan and securities repayments in excess of mortgage loan originations and purchases, securities purchases and deposit outflow which enabled us to repay a portion of our matured borrowings.  The decrease in net borrowings during the nine months ended September 30, 2009 was primarily the result of cash flows from mortgage loan and securities repayments, coupled with deposit growth during the first half of 2009, in excess of mortgage loan originations and purchases and securities purchases which enabled us to repay a portion of our matured borrowings during the first half of 2009.

During the latter half of the 2010 second quarter, we increased longer term borrowings to take advantage of the then current rates on such borrowings and during most of the 2010 third quarter, we offered aggressive rates on long term certificates of deposit to extend the maturities of these deposits.  As previously discussed, our efforts to extend the maturities of certificates of deposit and borrowings aid in our interest rate risk management by reducing our exposure to rising interest rates.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities.  Gross mortgage loans originated and purchased for portfolio during the nine months ended September 30, 2010 totaled $2.24 billion, of which $1.88 billion were originations and $360.2 million were purchases, all of which were one-to-four family mortgage loans.  This compares to gross mortgage loans originated and purchased for portfolio during the nine months ended September 30, 2009 totaling $2.24 billion, of which $1.97 billion were originations and $273.5 million were purchases, substantially all of which were one-to-four family mortgage loans.  Overall one-to-four family mortgage loan origination and purchase volume for portfolio has been negatively affected by the historic low interest rates on thirty year fixed rate mortgages and the expanded conforming loan limits resulting in more borrowers opting for thirty year fixed rate mortgages which we do not retain for portfolio.  Purchases of securities totaled $563.5 million during the nine months ended September 30, 2010 and $706.6 million during the nine months ended September 30, 2009.

Our policies and procedures with respect to managing funding and liquidity risk are established to ensure our safe and sound operation in compliance with applicable bank regulatory requirements.  Our liquidity management process is sufficient to meet our daily funding needs and cover both expected and unexpected deviations from normal daily operations.  Processes are in place to appropriately identify, measure, monitor and control liquidity and funding risk.  The primary tools we use for measuring and managing liquidity risk include cash flow projections, diversified funding sources, stress testing, a cushion of liquid assets, and a formal, well developed contingency funding plan.

We maintain liquidity levels to meet our operational needs in the normal course of our business.  The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities.  Cash and due from banks and repurchase agreements, our most liquid assets, increased $162.0 million to $273.6 million at September 30, 2010, from $111.6 million at December 31, 2009.  This increase reflects the cash flows from mortgage loan and securities repayments in excess of mortgage loan originations and purchases, securities purchases, deposit outflows and the repayment of borrowings, which were not redeployed by the end of the 2010 third quarter.  At September 30, 2010, we had $1.39 billion in borrowings with a weighted average rate of 3.67% maturing over the next twelve months.  We have the flexibility to either repay or rollover these borrowings as they mature.  In addition, we had $4.87 billion in certificates of deposit and Liquid CDs at September 30, 2010 with a weighted average rate of 1.69% maturing over the next twelve months.  We have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.  However, should our balance sheet continue to contract, we may see a reduction in borrowings and/or deposits.

The following table details our borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates at September 30, 2010.

				Certificates of Deposit
	Borrowings			and Liquid CDs
			Weighted			Weighted
			Average			Average
(Dollars in Millions)	Amount		Rate	Amount		Rate
Contractual Maturity:
Twelve months or less	$1,391		3.67%	$4,872	(1)	1.69%
Thirteen to thirty-six months	1,544	(2)	4.04	2,065		2.79
Thirty-seven to sixty months	400	(3)	3.13	924		3.10
Over sixty months	1,879	(4)	4.72	-		-
Total	$5,214		4.12%	$7,861		2.14%

(1)	Includes $546.6 million of Liquid CDs with a weighted average rate of 0.38% and $4.33 billion of certificates of deposit with a weighted average rate of 1.86%.
(2)	Includes $875.0 million of borrowings, with a weighted average rate of 4.38%, which are callable by the counterparty within the next three months and at various times thereafter.
(3)	Includes $200.0 million of borrowings, with an average rate of 4.18%, which are callable by the counterparty within the next three months and at various times thereafter.
(4)	Includes $1.75 billion of borrowings, with a weighted average rate of 4.35%, which are callable by the counterparty within the next three months and at various times thereafter.

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

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of interest on its debt obligations and repurchases of common stock.  During the nine months ended September 30, 2010, Astoria Financial Corporation paid interest totaling $13.3 million and dividends totaling $36.5 million.  On October 20, 2010, we declared a quarterly cash dividend of $0.13 per share on shares of our common stock payable on December 1, 2010 to stockholders of record as of the close of business on November 15, 2010.   As of September 30, 2010, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At September 30, 2010, a maximum of 8,107,300 shares may yet be purchased under this plan.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal.  Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation.  During the nine months ended September 30, 2010, Astoria Federal paid dividends to Astoria Financial Corporation totaling $38.6 million.  On October 5, 2010, Astoria Federal paid a dividend to Astoria Financial Corporation totaling $26.0 million.

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At September 30, 2010, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 7.59%, leverage capital ratio of 7.59% and total risk-based capital ratio of 14.13%.  The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%.  Astoria Federal’s Tier 1 risk-based capital ratio was 12.87% at September 30, 2010.  As of September 30, 2010, Astoria Federal continues to be a well capitalized institution for all bank regulatory purposes.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments.  Commitments to sell loans totaled $100.9 million at September 30, 2010.  The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.  We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2009.

The following table details our contractual obligations at September 30, 2010.

	Payments due by period
		Less than	One to	Three to	More than
(In Thousands)	Total	One Year	Three Years	Five Years	Five Years
On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$5,213,866	$1,391,000	$1,544,000	$400,000	$1,878,866
Off-balance sheet contractual obligations:
Commitments to originate and purchase loans (1)	346,756	346,756	-	-	-
Commitments to fund unused lines of credit (2)	281,647	281,647	-	-	-
Total	$5,842,269	$2,019,403	$1,544,000	$400,000	$1,878,866

(1)  Commitments to originate and purchase loans include commitments to originate loans held-for-sale of $84.0 million.
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

Comparison of Financial Condition as of September 30, 2010 and December 31, 2009 and Operating Results for the Three and Nine Months Ended September 30, 2010 and 2009

Financial Condition

Total assets decreased $1.31 billion to $18.94 billion at September 30, 2010, from $20.25 billion at December 31, 2009.  The decrease in total assets primarily reflects decreases in loans receivable and securities, partially offset by an increase in cash and due from banks.

Loans receivable, net, decreased $893.7 million to $14.69 billion at September 30, 2010, from $15.59 billion at December 31, 2009.  This decrease was a result of repayments outpacing our mortgage loan origination and purchase volume during the nine months ended September 30, 2010, coupled with an increase of $12.2 million in the allowance for loan losses to $206.2 million at September 30, 2010, from $194.0 million at December 31, 2009.  For additional information on the allowance for loan losses, see “Provision for Loan Losses” and “Asset Quality.”

Mortgage loans, net, decreased $870.1 million to $14.58 billion at September 30, 2010, from $15.45 billion at December 31, 2009.  This decrease was due to decreases in each of our mortgage loan portfolios, primarily one-to-four family and multi-family mortgage loans.  Mortgage loan repayments increased to $2.89 billion for the nine months ended September 30, 2010, from $2.78 billion for the nine months ended September 30, 2009.  Gross mortgage loans originated and purchased for portfolio during the nine months ended September 30, 2010 totaled $2.24 billion, of which $1.88 billion were originations and $360.2 million were purchases, all of which were one-to-four family mortgage loans. This compares to gross mortgage loans originated and purchased for portfolio totaling $2.24 billion during the nine months ended

September 30, 2009, of which $1.97 billion were originations and $273.5 million were purchases, substantially all of which were one-to-four family mortgage loans.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans.  Our one-to-four family mortgage loan portfolio decreased $526.5 million to $11.37 billion at September 30, 2010, from $11.90 billion at December 31, 2009, and represented 76.8% of our total loan portfolio at September 30, 2010.  The decrease was primarily the result of the levels of repayments which outpaced our originations and purchases during the nine months ended September 30, 2010.  One-to-four family mortgage loan origination and purchase volume for portfolio has been negatively affected by the historic low interest rates for thirty year fixed rate mortgages and the expanded conforming loan limits resulting in more borrowers opting for thirty year fixed rate mortgages which we do not retain for portfolio.  During the nine months ended September 30, 2010, the loan-to-value ratio of our one-to-four family mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 62% and the loan amount averaged approximately $734,000.

Our multi-family mortgage loan portfolio decreased $249.9 million to $2.31 billion at September 30, 2010, from $2.56 billion at December 31, 2009.  Our commercial real estate loan portfolio decreased $73.4 million to $793.4 million at September 30, 2010, from $866.8 million at December 31, 2009.  The decreases in these loan portfolios are attributable to repayments, the sale or transfer to held-for-sale of certain delinquent and non-performing loans and the absence of new multi-family and commercial real estate loan originations.  We are currently only offering to originate multi-family and commercial real estate loans to select existing customers in New York and did not originate any such loans during the nine months ended September 30, 2010. Multi-family and commercial real estate loan originations totaled $11.5 million for the year ended December 31, 2009, and were primarily originated in the first quarter of 2009.

Securities decreased $587.4 million to $2.59 billion at September 30, 2010, from $3.18 billion at December 31, 2009.  This decrease was primarily the result of principal payments received of $1.15 billion, including $251.0 million related to securities which were called, partially offset by purchases of $563.5 million.  At September 30, 2010, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities.  The amortized cost of our fixed rate REMICs and CMOs totaled $2.50 billion at September 30, 2010 and had a weighted average current coupon of 4.02%, a weighted average collateral coupon of 5.55% and a weighted average life of 1.8 years.  For additional information regarding our securities portfolio, see Note 2 of Notes to Consolidated Financial Statements, in Item 1, “Financial Statements (Unaudited).”

Cash and due from banks increased $170.0 million to $241.5 million at September 30, 2010, from $71.5 million at December 31, 2009.  This increase reflects the cash flows from mortgage loan and securities repayments in excess of mortgage loan originations and purchases, securities purchases, deposit outflow and the repayment of borrowings, which were not redeployed by the end of the 2010 third quarter.

Deposits decreased $705.0 million to $12.11 billion at September 30, 2010, from $12.81 billion at December 31, 2009, due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, money market and NOW and demand deposit accounts.  Certificates of deposit decreased $771.4 million since December 31, 2009 to $7.31 billion at September 30, 2010.  Liquid CDs decreased $164.9 million since December 31, 2009 to $546.6 million at

September 30, 2010.  Savings accounts increased $192.9 million since December 31, 2009 to $2.23 billion at September 30, 2010.  NOW and demand deposit accounts increased $15.4 million since December 31, 2009 to $1.66 billion at September 30, 2010.  Money market accounts increased $23.0 million since December 31, 2009 to $349.9 million at September 30, 2010.  During the nine months ended September 30, 2010, we continued to allow high cost certificates of deposit to run off as total assets declined.  The increases in low cost savings, NOW and demand deposit and money market accounts during the nine months ended September 30, 2010 appear to reflect customer preference for the liquidity these types of deposits provide over the rates currently offered on longer term certificates of deposit.

Total borrowings, net, decreased $664.7 million to $5.21 billion at September 30, 2010, from $5.88 billion at December 31, 2009.  The decrease in total borrowings was primarily the result of cash flows from mortgage loan and securities repayments exceeding mortgage loan originations and purchases, securities purchases and deposit outflow which enabled us to repay a portion of our matured borrowings.

Stockholders' equity increased $33.1 million to $1.24 billion at September 30, 2010, from $1.21 billion at December 31, 2009.  The increase in stockholders’ equity was due to net income of $49.9 million, the allocation of shares held by the employee stock ownership plan, or ESOP, of $8.5 million, stock-based compensation of $5.9 million and a decrease in accumulated other comprehensive loss of $4.9 million.  These increases were partially offset by dividends declared of $36.5 million.

Results of Operations

General

Net income for the three months ended September 30, 2010 increased $13.5 million to $21.5 million, from $8.0 million for the three months ended September 30, 2009.  Diluted earnings per common share increased to $0.23 per share for the three months ended September 30, 2010,  from $0.09 per share for the three months ended September 30, 2009.  Return on average assets increased to 0.44% for the three months ended September 30, 2010, from 0.15% for the three months ended September 30, 2009.  Return on average stockholders’ equity increased to 6.97% for the three months ended September 30, 2010, from 2.69% for the three months ended September 30, 2009.  Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, increased to 8.21% for the three months ended September 30, 2010, from 3.18% for the three months ended September 30, 2009.

Net income for the nine months ended September 30, 2010 increased $30.4 million to $49.9 million, from $19.5 million for the nine months ended September 30, 2009.  Diluted earnings per common share increased to $0.53 per share for the nine months ended September 30, 2010, from $0.21 per share for the nine months ended September 30, 2009.  Return on average assets increased to 0.34% for the nine months ended September 30, 2010, from 0.12% for the nine months ended September 30, 2009.  Return on average stockholders’ equity increased to 5.45% for the nine months ended September 30, 2010, from 2.18% for the nine months ended September 30, 2009.  Return on average tangible stockholders’ equity increased to 6.43% for the nine months ended September 30, 2010, from 2.58% for the nine months ended September 30, 2009.  The increases in the returns on average assets for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009, were due to the increases in net income, coupled with the decreases in average assets.  The increases in the returns on average stockholders’ equity and average tangible stockholders’ equity for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009, were primarily due to the increases in net income.

Our results of operations for the nine months ended September 30, 2010 include $6.2 million ($4.0 million, after tax) of non-interest income related to the Goodwill Litigation settlement, $7.9 million ($5.1 million, after tax) of non-interest expense related to the McAnaney Litigation settlement and a $1.5 million ($981,000, after tax) charge against non-interest income related to an impairment write-down of premises and equipment.  These net charges reduced diluted earnings per common share by $0.02 per share, return on average assets by 1 basis point, return on average stockholders’ equity by 23 basis points and return on average tangible stockholders’ equity by 27 basis points.  For further discussion of the Goodwill Litigation settlement, see Part II, Item 1, “Legal Proceedings,” in our June 30, 2010 Quarterly Report on Form 10-Q.  For further discussion of the McAnaney Litigation settlement, see Part II, Item 1, “Legal Proceedings.”  For further discussion of the impairment write-down of premises and equipment, see Note 5 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

Our results of operations for the nine months ended September 30, 2009 include $9.9 million ($6.4 million, after-tax) of non-interest expense related to the FDIC special assessment, a $5.3 million ($3.4 million, after-tax) OTTI charge to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities and a $1.6 million ($1.0 million, after-tax) charge against non-interest income related to a lower of cost or market write-down of premises and equipment held-for-sale.  These charges reduced diluted earnings per common share by $0.12 per share, return on average assets by 7 basis points, return on average stockholders’ equity by 121 basis points and return on average tangible stockholders’ equity by 143 basis points.  For further discussion of the FDIC special assessment, see “Non-Interest Expense.”  For further discussion of the lower of cost or market write-down of premises and equipment held-for-sale, see Note 5 and for further discussion of the OTTI charge, see Note 2 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

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

For the three months ended September 30, 2010, net interest income increased $2.9 million to $106.0 million, from $103.1 million for the three months ended September 30, 2009, and increased $8.5 million to $332.3 million for the nine months ended September 30, 2010, from $323.8 million for the nine months ended September 30, 2009.  The net interest margin increased to 2.32% for the three months ended September 30, 2010, from 2.07% for the three months ended September 30, 2009, and increased to 2.36% for the nine months ended September 30, 2010, from 2.13% for the nine months ended September 30, 2009.  The net interest rate spread increased to 2.25% for the three months ended September 30, 2010, from 1.98% for the three months ended September 30, 2009, and increased to 2.29% for the nine months ended September 30, 2010, from 2.03% for the nine months ended September 30, 2009.  The average balance of net interest-earning assets decreased $72.2 million to $562.5 million for the three months ended September 30, 2010, from $634.7 million for the three months ended September 30, 2009, and decreased $59.4 million to $572.3 million for the nine months ended September 30, 2010, from $631.7 million for the nine months ended September 30, 2009.

The increases in net interest income, the net interest margin and the net interest rate spread for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009, were primarily due to the costs of our interest-bearing liabilities declining more rapidly than the yields on our interest-earning assets.  Interest expense for the three and nine months ended September 30, 2010 decreased, compared to the three and nine months ended September 30, 2009, primarily due to decreases in the average costs and average balances of certificates of deposit, coupled with decreases in the average balances of borrowings.  Interest income for the three and nine months ended September 30, 2010 decreased, compared to the three and nine months ended September 30, 2009, primarily due to decreases in the average balances of mortgage loans and mortgage-backed and other securities, coupled with decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following tables set forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three and nine months ended September 30, 2010 and 2009.  Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown.  Average balances are derived from average daily balances.  The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended September 30,
	2010				2009
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$11,678,392		$130,936	4.48%	$12,071,749		$147,765	4.90%
Multi-family, commercial real estate and construction	3,201,711		48,446	6.05	3,610,912		52,947	5.87
Consumer and other loans (1)	323,916		2,656	3.28	334,282		2,760	3.30
Total loans	15,204,019		182,038	4.79	16,016,943		203,472	5.08
Mortgage-backed and other securities (2)	2,555,951		25,336	3.97	3,451,257		35,980	4.17
Repurchase agreements and interest- earning cash accounts	332,171		188	0.23	299,242		163	0.22
FHLB-NY stock	174,220		1,999	4.59	177,285		2,487	5.61
Total interest-earning assets	18,266,361		209,561	4.59	19,944,727		242,102	4.86
Goodwill	185,151				185,151
Other non-interest-earning assets	888,925				856,892
Total assets	$19,340,437				$20,986,770

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,205,587		2,245	0.41	$1,950,731		1,989	0.41
Money market	342,453		385	0.45	328,826		447	0.54
NOW and demand deposit	1,686,109		279	0.07	1,545,609		258	0.07
Liquid CDs	585,814		689	0.47	860,239		1,708	0.79
Total core deposits	4,819,963		3,598	0.30	4,685,405		4,402	0.38
Certificates of deposit	7,356,689		42,546	2.31	8,738,587		70,946	3.25
Total deposits	12,176,652		46,144	1.52	13,423,992		75,348	2.25
Borrowings	5,527,188		57,392	4.15	5,886,006		63,671	4.33
Total interest-bearing liabilities	17,703,840		103,536	2.34	19,309,998		139,019	2.88
Non-interest-bearing liabilities	405,907				478,697
Total liabilities	18,109,747				19,788,695
Stockholders’ equity	1,230,690				1,198,075
Total liabilities and stockholders’ equity	$19,340,437				$20,986,770

Net interest income/net interest rate spread (3)			$106,025	2.25%			$103,083	1.98%

Net interest-earning assets/net interest margin (4)	$562,521			2.32%	$634,729			2.07%

Ratio of interest-earning assets to interest-bearing liabilities	1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30,
	2010				2009
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$11,856,597		$408,640	4.60%	$12,194,836		$465,252	5.09%
Multi-family, commercial real estate and construction	3,319,318		149,169	5.99	3,738,746		165,539	5.90
Consumer and other loans (1)	328,264		7,975	3.24	337,229		8,095	3.20
Total loans	15,504,179		565,784	4.87	16,270,811		638,886	5.24
Mortgage-backed and other securities (2)	2,897,654		86,319	3.97	3,573,641		116,307	4.34
Repurchase agreements and interest- earning cash accounts	181,366		257	0.19	255,594		394	0.21
FHLB-NY stock	177,246		6,416	4.83	183,032		6,850	4.99
Total interest-earning assets	18,760,445		658,776	4.68	20,283,078		762,437	5.01
Goodwill	185,151				185,151
Other non-interest-earning assets	879,392				837,257
Total assets	$19,824,988				$21,305,486

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,142,373		6,477	0.40	$1,909,519		5,781	0.40
Money market	336,482		1,117	0.44	313,747		1,733	0.74
NOW and demand deposit	1,662,287		807	0.06	1,522,064		805	0.07
Liquid CDs	626,625		2,281	0.49	927,424		9,641	1.39
Total core deposits	4,767,767		10,682	0.30	4,672,754		17,960	0.51
Certificates of deposit	7,689,649		138,500	2.40	8,852,402		230,109	3.47
Total deposits	12,457,416		149,182	1.60	13,525,156		248,069	2.45
Borrowings	5,730,714		177,268	4.12	6,126,211		190,554	4.15
Total interest-bearing liabilities	18,188,130		326,450	2.39	19,651,367		438,623	2.98
Non-interest-bearing liabilities	416,514				458,474
Total liabilities	18,604,644				20,109,841
Stockholders’ equity	1,220,344				1,195,645
Total liabilities and stockholders’ equity	$19,824,988				$21,305,486

Net interest income/net interest rate spread (3)			$332,326	2.29%			$323,814	2.03%

Net interest-earning assets/net interest margin (4)	$572,315			2.36%	$631,711			2.13%

Ratio of interest-earning assets to interest-bearing liabilities	1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009			Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
	Increase (Decrease)			Increase (Decrease)
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
One-to-four family	$(4,636)	$(12,193)	$(16,829)	$(12,662)	$(43,950)	$(56,612)
Multi-family, commercial real estate and construction	(6,100)	1,599	(4,501)	(18,854)	2,484	(16,370)
Consumer and other loans	(87)	(17)	(104)	(219)	99	(120)
Mortgage-backed and other securities	(8,983)	(1,661)	(10,644)	(20,671)	(9,317)	(29,988)
Repurchase agreements and interest-earning cash accounts	18	7	25	(103)	(34)	(137)
FHLB-NY stock	(42)	(446)	(488)	(216)	(218)	(434)
Total	(19,830)	(12,711)	(32,541)	(52,725)	(50,936)	(103,661)
Interest-bearing liabilities:
Savings	256	-	256	696	-	696
Money market	17	(79)	(62)	121	(737)	(616)
NOW and demand deposit	21	-	21	91	(89)	2
Liquid CDs	(449)	(570)	(1,019)	(2,456)	(4,904)	(7,360)
Certificates of deposit	(10,039)	(18,361)	(28,400)	(27,366)	(64,243)	(91,609)
Borrowings	(3,733)	(2,546)	(6,279)	(11,948)	(1,338)	(13,286)
Total	(13,927)	(21,556)	(35,483)	(40,862)	(71,311)	(112,173)
Net change in net interest income	$(5,903)	$8,845	$2,942	$(11,863)	$20,375	$8,512

Interest Income

Interest income decreased $32.5 million to $209.6 million for the three months ended September 30, 2010, from $242.1 million for the three months ended September 30, 2009, due to a decrease of $1.67 billion in the average balance of interest-earning assets to $18.27 billion for the three months ended September 30, 2010, from $19.94 billion for the three months ended September 30, 2009, coupled with a decrease in the average yield on interest-earning assets to 4.59% for the three months ended September 30, 2010, from 4.86% for the three months ended September 30, 2009.  The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balances of mortgage-backed and other securities, multi-family, commercial real estate and construction loans and one-to-four family mortgage loans.  The decrease in the average yield on interest-earning assets was primarily due to decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities, partially offset by an increase in the average yield on multi-family, commercial real estate and construction loans.

Interest income on one-to-four family mortgage loans decreased $16.9 million to $130.9 million for the three months ended September 30, 2010, from $147.8 million for the three months ended September 30, 2009, due to a decrease in the average yield to 4.48% for the three months ended September 30, 2010, from 4.90% for the three months ended September 30, 2009, coupled with a decrease of $393.4 million in the average balance of such loans.  The decrease in the average yield was primarily due to new originations at lower interest rates than the rates on loans repaid over the past year, the impact of the downward repricing of our ARM loans and an increase in non-performing loans.  The decrease in the average balance of one-to-four family mortgage loans was primarily due to the levels of repayments over the past year which have outpaced the levels of originations and purchases.  The lower interest rates and decrease in the average balance are attributable to the U.S. government subsidizing the residential mortgage market with programs designed to keep the interest rate for thirty year fixed rate conforming mortgage loans below normal market rate levels, coupled with expanded conforming loan limits.  Partially offsetting the decrease in the average yield on one-to-four family mortgage loans was a decrease of $1.3 million in net premium amortization on such loans to $8.0 million for the three months ended September 30, 2010, from $9.3 million for the three months ended September 30, 2009, reflecting a decrease in mortgage loan prepayments for the three months ended September 30, 2010, compared to the three months ended September 30, 2009.

Interest income on multi-family, commercial real estate and construction loans decreased $4.5 million to $48.4 million for the three months ended September 30, 2010, from $52.9 million for the three months ended September 30, 2009, due to a decrease of $409.2 million in the average balance of such loans, partially offset by an increase in the average yield to 6.05% for the three months ended September 30, 2010, from 5.87% for the three months ended September 30, 2009.  The decrease in the average balance of multi-family, commercial real estate and construction loans is attributable to repayments, the sale or transfer to held-for-sale of certain delinquent and non-performing loans and the absence of new multi-family, commercial real estate and construction loan originations.  The increase in the average yield on multi-family, commercial real estate and construction loans reflects a decrease in non-performing loans for the 2010 third quarter compared to the 2009 third quarter, due primarily to the sale of certain delinquent and non-performing loans over the past year, coupled with the upward repricing of our ARM loans.  Multi-family and commercial real estate loans are tied to a higher index than one-to-four family mortgage loans and in some cases has resulted in those mortgages repricing higher than their initial rate.  Prepayment penalties increased $90,000 to $646,000 for the three months ended September 30, 2010, from $556,000 for the three months ended September 30, 2009.

Interest income on mortgage-backed and other securities decreased $10.7 million to $25.3 million for the three months ended September 30, 2010, from $36.0 million for the three months ended September 30, 2009, due to a decrease of $895.3 million in the average balance of the portfolio, coupled with a decrease in the average yield to 3.97% for the three months ended September 30, 2010, from 4.17% for the three months ended September 30, 2009.  The decrease in the average balance of mortgage-backed and other securities was the result of repayments exceeding securities purchased over the past year.  The decrease in the average yield was primarily due to elevated repayment levels of higher yielding securities and purchases of new securities with lower coupons in the prevailing lower interest rate environment than the weighted average coupon for the portfolio.

Interest income decreased $103.6 million to $658.8 million for the nine months ended September 30, 2010, from $762.4 million for the nine months ended September 30, 2009, due to a decrease of $1.52 billion in the average balance of interest-earning assets to $18.76 billion for the nine months ended September 30, 2010, from $20.28 billion for the nine months ended September 30, 2009, coupled with a decrease in the average yield on interest-earning assets to 4.68% for the nine months ended September 30, 2010, from 5.01% for the nine months ended September 30, 2009.

Interest income on one-to-four family mortgage loans decreased $56.7 million to $408.6 million for the nine months ended September 30, 2010, from $465.3 million for the nine months ended

September 30, 2009, due to a decrease in the average yield to 4.60% for the nine months ended September 30, 2010, from 5.09% for the nine months ended September 30, 2009, coupled with a decrease of $338.2 million in the average balance of such loans.  Net premium amortization on one-to-four family mortgage loans increased $774,000 to $23.4 million for the nine months ended September 30, 2010, from $22.6 million for the nine months ended September 30, 2009, reflecting an increase in mortgage loan prepayments for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.

Interest income on multi-family, commercial real estate and construction loans decreased $16.3 million to $149.2 million for the nine months ended September 30, 2010, from $165.5 million for the nine months ended September 30, 2009, due to a decrease of $419.4 million in the average balance of such loans, partially offset by an increase in the average yield to 5.99% for the nine months ended September 30, 2010, from 5.90% for the nine months ended September 30, 2009.  Prepayment penalties decreased $254,000 to $1.9 million for the nine months ended September 30, 2010, from $2.1 million for the nine months ended September 30, 2009.

Interest income on mortgage-backed and other securities decreased $30.0 million to $86.3 million for the nine months ended September 30, 2010, from $116.3 million for the nine months ended September 30, 2009.  This decrease was the result of a decrease of $676.0 million in the average balance of the portfolio, coupled with a decrease in the average yield to 3.97% for the nine months ended September 30, 2010, from 4.34% for the nine months ended September 30, 2009.

Except as otherwise noted, the principal reasons for the changes in the average yields and average balances of the various assets noted above for the nine months ended September 30, 2010 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2010.

Interest Expense

Interest expense decreased $35.5 million to $103.5 million for the three months ended September 30, 2010, from $139.0 million for the three months ended September 30, 2009, due to a decrease in the average cost of interest-bearing liabilities to 2.34% for the three months ended September 30, 2010, from 2.88% for the three months ended September 30, 2009, coupled with a decrease of $1.61 billion in the average balance of interest-bearing liabilities to $17.70 billion for the three months ended September 30, 2010, from $19.31 billion for the three months ended September 30, 2009.  The decrease in the average cost of interest-bearing liabilities was primarily due to decreases in the average costs of certificates of deposit, borrowings and Liquid CDs.  The decrease in the average balance of interest-bearing liabilities was primarily due to decreases in the average balances of certificates of deposit, borrowings and Liquid CDs.

Interest expense on total deposits decreased $29.2 million to $46.1 million for the three months ended September 30, 2010, from $75.3 million for the three months ended September 30, 2009, due to a decrease in the average cost to 1.52% for the three months ended September 30, 2010, from 2.25% for the three months ended September 30, 2009, coupled with a decrease of $1.24 billion in the average balance of total deposits to $12.18 billion for the three months ended September 30, 2010, from $13.42 billion for the three months ended September 30, 2009.  The decrease in the average cost of total deposits was primarily due to the impact of the decline in short-term interest rates over the past year on our certificates of deposit and Liquid CDs which matured and were replaced at lower interest rates.  The decrease in the average balance of total deposits was primarily due to decreases in the average balances of certificates of deposit and Liquid CDs, partially offset by increases in the average balances of savings and NOW and demand deposit accounts.

Interest expense on certificates of deposit decreased $28.4 million to $42.5 million for the three months ended September 30, 2010, from $70.9 million for the three months ended September 30, 2009, due to a decrease in the average cost to 2.31% for the three months ended September 30, 2010, from 3.25% for the three months ended September 30, 2009, coupled with a decrease of $1.38 billion in the average balance.  The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates.  The decrease in the average balance of certificates of deposit was primarily the result of our reduced focus on certificates of deposit since the second half of 2009 in response to the acceleration of mortgage loan and securities repayments.  During the three months ended September 30, 2010, $901.9 million of certificates of deposit, with a weighted average rate of 1.99% and a weighted average maturity at inception of fourteen months, matured and $740.7 million of certificates of deposit were issued or repriced, with a weighted average rate of 1.34% and a weighted average maturity at inception of twenty-six months.

Interest expense on Liquid CDs decreased $1.0 million to $689,000 for the three months ended September 30, 2010, from $1.7 million for the three months ended September 30, 2009, due to a decrease in the average cost to 0.47% for the three months ended September 30, 2010, from 0.79% for the three months ended September 30, 2009, coupled with a decrease of $274.4 million in the average balance.  The decrease in the average cost of Liquid CDs reflects the decline in short-term interest rates over the past year.  The decrease in the average balance of Liquid CDs was primarily a result of our decision to maintain our pricing discipline as short-term interest rates declined.

Interest expense on borrowings decreased $6.3 million to $57.4 million for the three months ended September 30, 2010, from $63.7 million for the three months ended September 30, 2009, due to a decrease of $358.8 billion in the average balance, coupled with a decrease in the average cost to 4.15% for the three months ended September 30, 2010, from 4.33% for the three months ended September 30, 2009.  The decrease in the average balance of borrowings was the result of cash flows from mortgage loan and securities repayments exceeding mortgage loan originations and purchases and securities purchases which enabled us to repay a portion of our matured borrowings.  The decrease in the average cost of borrowings reflects the repayment of higher cost borrowings as they matured and the downward repricing of borrowings which matured and were refinanced over the past year.

Interest expense decreased $112.1 million to $326.5 million for the nine months ended September 30, 2010, from $438.6 million for the nine months ended September 30, 2009, due to a decrease in the average cost of interest-bearing liabilities to 2.39% for the nine months ended September 30, 2010, from 2.98% for the nine months ended September 30, 2009, coupled with a decrease of $1.46 billion in the average balance of interest-bearing liabilities to $18.19 billion for the nine months ended September 30, 2010, from $19.65 billion for the nine months ended September 30, 2009.

Interest expense on total deposits decreased $98.9 million to $149.2 million for the nine months ended September 30, 2010, from $248.1 million for the nine months ended September 30, 2009,

due to a decrease in the average cost to 1.60% for the nine months ended September 30, 2010, from 2.45% for the nine months ended September 30, 2009, coupled with a decrease of $1.07 billion in the average balance of total deposits to $12.46 billion for the nine months ended September 30, 2010, from $13.53 billion for the nine months ended September 30, 2009.

Interest expense on certificates of deposit decreased $91.6 million to $138.5 million for the nine months ended September 30, 2010, from $230.1 million for the nine months ended September 30, 2009, due to a decrease in the average cost to 2.40% for the nine months ended September 30, 2010, from 3.47% for the nine months ended September 30, 2009, coupled with a decrease of $1.16 billion in the average balance.  During the nine months ended September 30, 2010, $4.87 billion of certificates of deposit, with a weighted average rate of 2.47% and a weighted average maturity at inception of thirteen months, matured and $3.96 billion of certificates of deposit were issued or repriced, with a weighted average rate of 1.44% and a weighted average maturity at inception of nineteen months.

Interest expense on Liquid CDs decreased $7.3 million to $2.3 million for the nine months ended September 30, 2010, from $9.6 million for the nine months ended September 30, 2009, due to a decrease in the average cost to 0.49% for the nine months ended September 30, 2010, from 1.39% for the nine months ended September 30, 2009, coupled with a decrease of $300.8 million in the average balance.

Interest expense on borrowings decreased $13.3 million to $177.3 million for the nine months ended September 30, 2010, from $190.6 million for the nine months ended September 30, 2009, due to a decrease of $395.5 million in the average balance, coupled with a decrease in the average cost to 4.12% for the nine months ended September 30, 2010, from 4.15% for the nine months ended September 30, 2009.

Except as otherwise noted, the principal reasons for the changes in the average costs and average balances of the various liabilities noted above for the nine months ended September 30, 2010 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2010.

Provision for Loan Losses

We review our allowance for loan losses on a quarterly basis.  Material factors considered during our quarterly review are our loss experience, the composition and direction of loan delinquencies and the impact of current economic conditions.  We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  As a geographically diversified residential lender, we have been affected by negative consequences arising from the economic recession that continued throughout most of 2009 and, in particular, a sharp downturn in the housing industry nationally, as well as economic and housing industry weaknesses in the New York metropolitan area.  We are particularly vulnerable to a job loss recession and although the national economy continued to show signs of improvement during the nine months ended September 30, 2010, the pace of the recovery appears to have moderated over the past six months.

The allowance for loan losses was $206.2 million at September 30, 2010, $211.0 million at June 30, 2010 and $194.0 million at December 31, 2009.  The allowance for loan losses reflects the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, as well as our evaluation of the housing and real estate markets and overall economy, particularly the unemployment rate.  The provision for loan losses decreased $30.0 million to $20.0 million for the three months ended September 30, 2010, from $50.0 million for the three months ended September 30, 2009, and decreased $50.0 million to $100.0 million for the nine months ended September 30, 2010, from $150.0 million for the nine months ended September 30, 2009.  The decreases in the provision for loan losses reflect the continuing stabilizing trend in overall asset quality.  The allowance for loan losses as a percentage of total loans increased to 1.38% at September 30, 2010, compared to 1.37% at June 30, 2010 and 1.23% at December 31, 2009, reflecting an increase in the allowance for loan losses, coupled with a decrease in total loans, at September 30, 2010 compared to December 31, 2009.  The allowance for loan losses as a percentage of non-performing loans increased to 51.61% at September 30, 2010, compared to 50.83% at June 30, 2010 and 47.49% at December 31, 2009, reflecting an increase in the allowance for loan losses, coupled with a decrease in non-performing loans, at September 30, 2010 compared to December 31, 2009.  Non-performing loans decreased to $399.6 million at September 30, 2010, compared to $415.1 million at June 30, 2010 and $408.6 million at December 31, 2009.  The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages we apply to our non-performing loans are higher than the allowance coverage percentages applied to our performing loans.

When analyzing our asset quality trends, consideration must be given to our accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio.  Included in our non-performing loans are one-to-four family mortgage loans which are 180 days or more past due.  Our primary federal banking regulator, the OTS, requires us to update our collateral values on one-to-four family mortgage loans which are 180 days past due.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its fair value less estimated selling costs.  Therefore, certain losses inherent in our non-performing one-to-four family mortgage loans are being recognized at 180 days of delinquency and annually thereafter and accordingly are charged off.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  In effect, these loans have been written down to their fair value less estimated selling costs and the inherent loss has been recognized.  Therefore, when reviewing the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs should be considered.  At September 30, 2010, non-performing loans included one-to-four family mortgage loans which were 180 days or more past due totaling $247.8 million, net of the charge-offs related to such loans, which had a related allowance for loan losses totaling $7.3 million.  Excluding one-to-four family mortgage loans which were 180 days or more past due at September 30, 2010 and their related allowance, the ratio of the allowance for loan losses to non-performing loans would be approximately 131%, which is a non-GAAP financial measure, compared to the ratio of the allowance for loan losses to non-performing loans of approximately 52% noted above.  The increase in the allowance for loan losses as a percentage of non-performing loans as well as the allowance for loan losses as a percentage of total loans at September 30, 2010 compared to December 31, 2009 reflects the continued challenges in the economy and high unemployment levels as well as the continued elevated levels of non-performing loans and net loan charge-offs.

As previously discussed, we use ratio analyses as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses.  The adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio. We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time. Our analysis of loss severity during the 2010 third quarter, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO) to the loan’s original principal balance on one-to-four family mortgage loans during the twelve months ended June 30, 2010, indicated an average loss severity of approximately 26% compared to approximately 27% for the twelve months ended March 31, 2010 and 28% for the twelve months ended December 31, 2009.  This analysis primarily reviewed one-to-four family REO sales which occurred during the twelve months ended June 30, 2010 and included both full documentation and reduced documentation loans in a variety of states with varying years of origination.  An analysis of charge-offs on multi-family, commercial real estate and construction loans, primarily related to loan sales, during the twelve months ended June 30, 2010, indicates an average loss severity of approximately 41% compared to approximately 40% for the twelve months ended March 31, 2010 and 41% for the twelve months ended December 31, 2009.  We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses.  However, the uniqueness of each multi-family, commercial real estate and construction loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses.  We also obtain updated estimates of collateral value on our non-performing multi-family, commercial real estate and construction loans in excess of $1.0 million.  We believe that using the loss experience of the past year (twelve months prior to the quarterly analysis) is reflective of the current economic and real estate environment.  The ratio of the allowance for loan losses to non-performing loans was approximately 52% at September 30, 2010, which exceeds our average loss severity experience for our mortgage loan portfolios, indicating that our allowance for loan losses should be adequate to cover potential losses.

Net loan charge-offs totaled $24.8 million, or sixty-five basis points of average loans outstanding, annualized, for the three months ended September 30, 2010 and $87.8 million, or seventy-six basis points of average loans outstanding, annualized, for the nine months ended September 30, 2010.  This compares to net loan charge-offs of $33.6 million, or eighty-four basis points of average loans outstanding, annualized, for the three months ended September 30, 2009 and $92.4 million, or seventy-six basis points of average loans outstanding, annualized, for the nine months ended September 30, 2009.  The decrease in net loan charge-offs for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was primarily due to decreases in net charge-offs on construction loans and one-to-four family mortgage loans, partially offset by an increase in multi-family mortgage loan net charge-offs.  The decrease in net loan charge-offs for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was primarily due to decreases in net charge-offs on construction loans and multi-family mortgage loans, partially offset by increases in net charge-offs on commercial real estate loans and one-to-four family mortgage loans.  Our non-performing loans, which are comprised primarily of mortgage loans, decreased $9.0 million to $399.6 million, or 2.68% of total loans, at September 30, 2010, from $408.6 million, or 2.59% of total loans, at December 31, 2009.  This decrease was primarily due to a decrease of $26.0 million in non-performing multi-family and commercial real estate loans, partially offset by an increase of $15.7 million in non-performing one-to-four family mortgage loans.  We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  If the sale and reclassification to held-for-sale of certain delinquent and non-performing mortgage loans, primarily multi-family and commercial real estate loans, during the nine months ended September 30, 2010 had not occurred, our non-performing loans would have been $78.8 million higher, which amount is gross of $27.0 million in net charge-offs and lower of cost or market write-downs taken on such loans.

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

During the 2010 first quarter, total delinquencies decreased reflecting a decrease in 30-89 day delinquent loans, partially offset by an increase in non-performing loans.  The unemployment rate decreased slightly to 9.7% for March 2010 and there were nominal job gains for the quarter totaling 162,000 at the time of our analysis.  Net loan charge-offs also decreased for the 2010 first quarter compared to the 2009 fourth quarter.  We continued to update our charge-off and loss analysis during the 2010 first quarter and modified our allowance coverage percentages accordingly.  The combination of these factors, as well as our evaluation of the continued weakness in the housing and real estate markets and overall economy, resulted in an increase in our allowance for loan losses to $210.7 million at March 31, 2010 and a provision for loan losses of $45.0 million for the 2010 first quarter.  During the 2010 second quarter, total delinquencies increased primarily due to an increase in 30-59 day delinquent loans, primarily attributable to two borrowing relationships totaling $33.1 million at June 30, 2010 for which the June loan payments were received shortly after June 30, 2010, partially offset by decreases in 60-89 day delinquent loans and non-performing loans.  The unemployment rate decreased further to 9.5% and there were job gains for the quarter totaling 621,000 at the time of our analysis.  Net loan charge-offs increased for the 2010 second quarter compared to the 2010 first quarter, primarily due to an increase in non-performing loans sold or reclassified to held-for-sale and their related charge-offs during the 2010 second quarter.  We continued to update our charge-off and loss analysis during the 2010 second quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses remained flat compared to March 31, 2010 and totaled $211.0 million at June 30, 2010 which resulted in a provision for loan losses totaling $35.0 million for the three months ended June 30, 2010 and $80.0 million for the six months ended June 30, 2010.  During the 2010 third quarter, total delinquencies decreased primarily due to a decrease in 30-59 day delinquent loans, due in part to the two borrowing relationships at June 30, 2010 discussed above which were current as of September 30, 2010, coupled with decreases in non-performing loans and 60-89 day delinquent loans.  The unemployment rate increased slightly to 9.6% and there were job losses for the quarter totaling 218,000 at the time of our analysis.  Net loan charge-offs decreased for the 2010 third quarter compared to the 2010 second quarter.  We continued to update our charge-off and loss analysis during the 2010 third quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased compared to June 30, 2010 and totaled $206.2 million at September 30, 2010 which resulted in a provision for loan losses totaling $20.0 million for the three months ended September 30, 2010 and $100.0 million for the nine months ended September 30, 2010.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, delinquencies, charge-off experience, non-accrual and non-performing loans and the current economic environment.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at September 30, 2010 and December 31, 2009.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality.”

Non-Interest Income

Non-interest income decreased $1.5 million to $18.6 million for the three months ended September 30, 2010, from $20.1 million for the three months ended September 30, 2009, primarily due to the absence of gain on sales of securities in 2010 and a decrease in customer service fees, partially offset by an increase in other non-interest income.  For the nine months ended September 30, 2010, non-interest income increased $4.0 million to $60.5 million, from $56.5 million for the nine months ended September 30, 2009, primarily due to an increase in other non-interest income and a $5.3 million OTTI charge recorded in the 2009 first quarter, partially offset by the absence of gain on sales of securities in 2010 and decreases in customer service fees and mortgage banking income, net.

Other non-interest income increased $4.1 million to $2.2 million for the three months ended September 30, 2010, from a loss of $1.9 million for the three months ended September 30, 2009, primarily due to a $2.8 million lower of cost or market write-down on non-performing loans held-for-sale recorded in the 2009 third quarter and an increase in net gain on sales of non-performing loans held-for-sale.  For the nine months ended September 30, 2010, other non-interest income increased $10.9 million to $9.3 million, from a loss of $1.6 million for the nine months ended September 30, 2009, primarily due to the $6.2 million Goodwill Litigation settlement payment we received in the 2010 second quarter, the $2.8 million lower of cost or market write-down on non-performing loans held-for-sale recorded in the 2009 third quarter, an increase in net gain on sales of non-performing loans held-for-sale and losses recognized during the nine months ended September 30, 2009 in a trust account previously established for certain former directors.   For further information regarding the Goodwill Litigation settlement, see Part II, Item 1, “Legal Proceedings,” in our June 30, 2010 Quarterly Report on Form 10-Q.  In addition, other non-interest income includes asset impairment charges totaling $1.5 million for the nine months ended September 30, 2010 and $1.6 million for the nine months ended September 30, 2009 related to an office building previously held-for-sale included in premises and equipment, net.

There were no sales of securities from the available-for-sale portfolio during the three and nine months ended September 30, 2010.  During the three months ended September 30, 2009, we sold mortgage-backed securities from the available-for-sale portfolio with an amortized cost of $87.6 million resulting in gross realized gains totaling $3.8 million and during the nine months ended September 30, 2009, we sold mortgage-backed securities from the available-for-sale portfolio with an amortized cost of $176.9 million resulting in gross realized gains totaling $5.9 million.

Customer service fees decreased $1.7 million to $12.5 million for the three months ended September 30, 2010, from $14.2 million for the three months ended September 30, 2009, and decreased $4.2 million to $39.1 million for the nine months ended September 30, 2010, from $43.3 million for the nine months ended September 30, 2009.  These decreases were primarily due to decreases in commissions on sales of annuities and overdraft fees related to transaction accounts.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, decreased $2.0 million to $2.8 million for the nine months ended September 30, 2010, from $4.8 million for the nine months ended September 30, 2009, primarily due to a decrease in net gain on sales of loans.  The decrease in net gain on sales of loans reflects a decrease in the volume of loans sold, as well as less favorable pricing opportunities during the first half of 2010.  During the nine months ended September 30, 2010, we sold $179.8 million of conforming fixed rate one-to-four family mortgage loans, compared to $320.0 million during the nine months ended September 30, 2009.  We generally sell our fifteen and thirty year conforming fixed rate one-to-four family mortgage loan production.  The expanded conforming loans limits and historic low interest rates on thirty year mortgages resulted in increased consumer demand for these fixed rate products during 2009 resulting in higher levels of loans sold.  However, the interest rate on thirty year conforming fixed rate mortgage loans remained above 5.00% for most of the first half of 2010 resulting in a reduction in the levels of originations and sales of such loans during the 2010 second quarter.  Interest rates for such loans fell below 5.00% during the latter part of the 2010 second quarter and we have recently seen an increase in the application volume.

Non-Interest Expense

Non-interest expense increased $7.7 million to $70.9 million for the three months ended September 30, 2010, from $63.2 million for the three months ended September 30, 2009, primarily due to increases in compensation and benefits expense and other non-interest expense.  Non-interest expense increased $11.8 million to $215.0 million for the nine months ended September 30, 2010, from $203.2 million for the nine months ended September 30, 2009, primarily due to increases in other non-interest expense, compensation and benefits expense and FDIC insurance premiums, partially offset by the FDIC special assessment recorded in the 2009 second quarter.  Our percentage of general and administrative expense to average assets, annualized, increased to 1.47% for the three months ended September 30, 2010, from 1.21% for the three months ended September 30, 2009, and increased to 1.45% for the nine months ended September 30, 2010, from 1.27% for the nine months ended September 30, 2009.  The increases in these ratios were due to the increases in general and administrative expenses, coupled with the decreases in average assets, for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009.

Compensation and benefits expense increased $4.1 million to $36.0 million for the three months ended September 30, 2010, from $31.9 million for the three months ended September 30, 2009, and increased $6.7 million to $105.9 million for the nine months ended September 30, 2010, from $99.2 million for the nine months ended September 30, 2009.  These increases were primarily due to increases in ESOP related expense, officer incentive accruals and stock-based compensation costs, partially offset by decreases in the net periodic cost of pension and other postretirement benefits.  The decreases in the net periodic cost of pension and other postretirement benefits primarily reflect the decreases in the amortization of the net actuarial loss and the increases in the expected return on plan assets.

Other non-interest expense increased $2.6 million to $10.1 million for the three months ended September 30, 2010, from $7.5 million for the three months ended September 30, 2009, primarily due to increases in REO related expense and legal fees.  For the nine months ended September 30, 2010, other non-interest expense increased $10.9 million to $35.2 million, from $24.3 million for the nine months ended September 30, 2009, primarily due to the $7.9 million McAnaney Litigation settlement recorded in the 2010 second quarter, coupled with increases in REO related expense and legal fees.  REO related expense totaled $2.8 million for the three months ended September 30, 2010, compared to $840,000 for the three months ended September 30, 2009, and $6.5 million for the nine months ended September 30, 2010, compared to $5.1 million for the nine months ended September 30, 2009.  For further information regarding the McAnaney Litigation settlement, see Part II, Item 1, “Legal Proceedings.”

FDIC insurance premiums increased $2.0 million to $19.7 million for the nine months ended September 30, 2010, from $17.7 million for the nine months ended September 30, 2009, reflecting the increases in our assessment rates during 2009 resulting from the FDIC restoration plan to increase the Deposit Insurance Fund, or DIF.  In addition, during the 2009 first quarter we utilized the remaining balance of our FDIC One-Time Assessment Credit to offset a portion of our deposit insurance assessment.  The restoration plan included an increase in assessment rates for the 2009 first quarter with an additional increase beginning in the 2009 second quarter.  In addition, an emergency special assessment of five basis points on each FDIC-insured depository institution’s assets minus its Tier 1 capital, as of June 30, 2009, was imposed.  The special assessment increased our ratio of general and administrative expense to average assets by six basis points for the nine months ended September 30, 2009.

On October 19, 2010, the Board of Directors of the FDIC adopted a new restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act.  Among other things, the new restoration plan provides that the FDIC will forego the uniform three basis point increase in initial assessments rates that was previously scheduled to take effect on January 1, 2011.  The FDIC intends to pursue further rulemaking in 2011 regarding the method that will be used to reach the reserve ratio of 1.35% by September 30, 2020 so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets, such as Astoria Federal.

Income Tax Expense

For the three months ended September 30, 2010, income tax expense totaled $12.3 million, representing an effective tax rate of 36.4%, compared to $1.9 million for the three months ended September 30, 2009, representing an effective tax rate of 18.9%.  For the nine months ended September 30, 2010, income tax expense totaled $27.9 million, representing an effective tax rate of 35.8%, compared to $7.5 million for the nine months ended September 30, 2009, representing an effective tax rate of 27.7%.  The increases in the effective tax rate for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009, reflects significant increases in pre-tax book income without any significant changes in net favorable permanent differences, coupled with a decrease in net unrecognized tax benefits and related accrued interest resulting from the release of accruals for previous tax positions that were settled with taxing authorities during the three and nine months ended September 30, 2009.

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

The composition of our loan portfolio, by property type, has remained relatively consistent over the last several years.  At September 30, 2010, our loan portfolio was comprised of 77% one-to-four family mortgage loans, 16% multi-family mortgage loans, 5% commercial real estate loans and 2% other loan categories.  This compares to 76% one-to-four family mortgage loans, 16% multi-family mortgage loans, 6% commercial real estate loans and 2% other loan categories at December 31, 2009.  At September 30, 2010, full documentation loans comprised 84% of our one-to-four family mortgage loan portfolio, compared to 83% at December 31, 2009.  At September 30, 2010 and December 31, 2009, full documentation loans comprised 87% of our total mortgage loan portfolio.

The following table provides further details on the composition of our one-to-four family and multi-family and commercial real estate mortgage loan portfolios in dollar amounts and percentages of the portfolio at the dates indicated.

	At September 30, 2010		At December 31, 2009
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
One-to-four family:
Full documentation interest-only (1)	$4,081,438	35.90%	$4,688,796	39.42%
Full documentation amortizing	5,450,842	47.95	5,152,021	43.31
Reduced documentation interest-only (1)(2)	1,388,981	12.21	1,576,378	13.25
Reduced documentation amortizing (2)	447,603	3.94	478,167	4.02
Total one-to-four family	$11,368,864	100.00%	$11,895,362	100.00%
Multi-family and commercial real estate:
Full documentation amortizing	$2,677,220	86.29%	$2,861,607	83.53%
Full documentation interest-only	425,287	13.71	564,255	16.47
Total multi-family and commercial real estate	$3,102,507	100.00%	$3,425,862	100.00%

(1)
Interest-only loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  One-to-four family interest-only loans include interest-only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaling $3.05 billion at September 30, 2010 and $3.50 billion at December 31, 2009.

(2)	One-to-four family reduced documentation loans include SISA loans totaling $282.0 million at September 30, 2010 and $310.7 million at December 31, 2009.

We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.  Additionally, we do not originate one-year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  Prior to 2006 we would underwrite our one-to-four family interest-only hybrid ARM loans using the initial note rate, which may have been a discounted rate.  In 2006, we began underwriting our one-to-four family interest-only hybrid ARM loans based on a fully amortizing loan (in effect, underwriting interest-only hybrid ARM loans as if they were amortizing hybrid ARM loans).  In 2007, we began underwriting our one-to-four family interest-only hybrid ARM loans at the higher of the fully indexed rate or the initial note rate.  In 2009, we began underwriting our one-to-four family interest-only and amortizing hybrid ARM loans at the higher of the fully indexed rate, the initial note rate or 6.00%.  During the 2010 second quarter, we reduced the underwriting interest rate floor from 6.00% to 5.00% to reflect the current interest rate environment.  During the 2010 third quarter, we stopped offering interest-only loans.  Our reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans.  To a lesser extent, reduced documentation loans in our portfolio also include SISA (stated income, stated asset) loans.  Reduced documentation loans include both hybrid ARM loans (interest-only and amortizing) and fixed rate loans.  SIFA and SISA loans required a prospective borrower to complete a standard mortgage loan application.  During the fourth quarter of 2007, we stopped offering reduced documentation loans to new borrowers.

The market does not apply a uniform definition of what constitutes “subprime” lending.  Our reference to subprime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the OTS and the other federal bank regulatory agencies, or the Agencies, on  June 29, 2007, which further references the “Expanded Guidance for Subprime Lending Programs,” or the Expanded Guidance, issued by the Agencies by press release dated January 31, 2001.  In the Expanded Guidance, the Agencies indicated that subprime lending does not refer to individual subprime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards.  The Agencies recognize that many prime loan portfolios will contain such accounts.  The Agencies also excluded prime loans that develop credit problems after acquisition and community development loans from the subprime arena.  According to the Expanded Guidance, subprime loans are other loans to borrowers which display one or more characteristics of reduced payment capacity.  Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all subprime borrowers and may not match all markets or institutions’ specific subprime definitions, are set forth, including having a credit (FICO) score of 660 or below.  However, we do not associate a particular FICO score with our definition of subprime loans.  Consistent with the guidance provided by federal bank regulatory agencies, we consider subprime loans to be loans to borrowers with a credit history containing one or more of the following at the time of origination: (1) bankruptcy within the last four years; (2) foreclosure within the last two years; or (3) two 30 day mortgage delinquencies in the last twelve months.  In addition, subprime loans generally display the risk layering of the following features: high debt-to-income ratio; low or no cash reserves; current loan-to-value ratios over 90%; short-term interest-only periods or negative amortization loan products; or reduced or no documentation loans.  Our current underwriting standards would generally preclude us from originating loans to borrowers with a credit history containing a bankruptcy or  foreclosure within the last five years or two 30 day mortgage delinquencies in the last twelve months.  Based upon the definition and exclusions described above, we are a prime lender.  Within our portfolio of one-to-four family mortgage loans, we have loans to borrowers who had FICO scores of 660 or below at the time of origination. However, as a portfolio lender we underwrite our loans considering all credit criteria, as well as collateral value, and do not base our underwriting decisions solely on FICO scores.  Based on our underwriting criteria, particularly the average loan-to-value ratios at origination, we consider our loans to borrowers with FICO scores of 660 or below at origination to be prime loans.

Although FICO scores are considered as part of our underwriting process, they have not always been recorded on our mortgage loan system and are not available for all of the one-to-four family mortgage loans on our mortgage loan system.  However, substantially all of our one-to-four family mortgage loans originated since March 2005 have credit scores available on our mortgage loan system.  At September 30, 2010, one-to-four family mortgage loans which had FICO scores available on our mortgage loan system totaled $9.84 billion, or 87% of our total one-to-four family mortgage loan portfolio, of which $488.9 million, or 5%, had FICO scores of 660 or below at the date of origination.  At December 31, 2009, one-to-four family mortgage loans which had FICO scores available on our mortgage loan system totaled $10.17 billion, or 85% of our total one-to-four family mortgage loan portfolio, of which $542.3 million, or 5%, had FICO scores of 660 or below at the date of origination. Of our one-to-four family mortgage loans to borrowers with known FICO scores of 660 or below, 73% are interest-only hybrid ARM loans, 26% are amortizing hybrid ARM loans and 1% are amortizing fixed rate loans at September 30, 2010 and 74% are interest-only hybrid ARM loans, 25% are amortizing hybrid ARM loans and 1% are amortizing fixed rate loans at December 31, 2009.  In addition, at September 30, 2010 and December 31, 2009, 67% of our loans to borrowers with known FICO scores of 660 or below were full documentation loans and 33% were reduced documentation loans.  We believe the aforementioned loans, when originated, were amply collateralized and otherwise conformed to our prime lending standards and do not present a greater risk of loss or other asset quality risk relative to comparable loans in our portfolio to other borrowers with higher credit scores.  We do not have FICO scores recorded on our mortgage loan system for 13% of our one-to-four family mortgage loans at September 30, 2010 and 15% of our one-to-four family mortgage loans at December 31, 2009.  Of our one-to-four family mortgage loans without a FICO score available on our mortgage loan system at September 30, 2010, 66% are amortizing hybrid ARM loans, 26% are interest-only hybrid ARM loans and 8% are amortizing fixed rate loans, and at December 31, 2009, 64% are amortizing hybrid ARM loans, 27% are interest-only hybrid ARM loans and 9% are amortizing fixed rate loans.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At September 30, 2010	At December 31, 2009
Non-accrual delinquent mortgage loans	$393,990	$403,148
Non-accrual delinquent consumer and other loans	5,011	4,824
Mortgage loans delinquent 90 days or more and
still accruing interest (1)	619	600
Total non-performing loans (2)	399,620	408,572
REO, net (3)	64,763	46,220
Total non-performing assets	$464,383	$454,792
Non-performing loans to total loans	2.68%	2.59%
Non-performing loans to total assets	2.11	2.02
Non-performing assets to total assets	2.45	2.25
Allowance for loan losses to non-performing loans	51.61	47.49
Allowance for loan losses to total loans	1.38	1.23

(1)	Mortgage loans delinquent 90 days or more and still accruing interest consist primarily of loans delinquent 90 days or more as to their maturity date but not their interest due.
(2)
Non-performing loans exclude loans which have been restructured and are accruing and performing in accordance with the restructured terms for a satisfactory period of time.  Restructured accruing loans totaled $39.0 million at September 30, 2010 and $26.0 million at December 31, 2009.

(3)	REO, substantially all of which are one-to-four family properties, is net of allowance for losses totaling $1.7 million at September 30, 2010 and $816,000 at December 31, 2009.

Total non-performing assets increased $9.6 million to $464.4 million at September 30, 2010, from $454.8 million at December 31, 2009.  This increase was due to an increase of $18.6 million in REO, net, partially offset by a decrease in non-performing loans.  Non-performing loans, the most significant component of non-performing assets, decreased $9.0 million to $399.6 million at September 30, 2010, from $408.6 million at December 31, 2009.  This decrease was primarily due to a decrease of $26.0 million in non-performing multi-family and commercial real estate loans, partially offset by an increase of $15.7 million in non-performing one-to-four family mortgage loans.  Non-performing one-to-four family mortgage loans reflect a greater concentration in non-performing reduced documentation loans.  Reduced documentation loans represent only 16% of the one-to-four family mortgage loan portfolio, yet represent 55% of non-performing one-to-four family mortgage loans at September 30, 2010.  The ratio of non-performing loans to total loans increased to 2.68% at September 30, 2010, from 2.59% at December 31, 2009.  The ratio of non-performing assets to total assets increased to 2.45% at September 30, 2010, from 2.25% at December 31, 2009.

As previously discussed, we proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  During the nine months ended September 30, 2010, we sold $36.4 million, net of $20.9 million in net charge-offs, of delinquent and non-performing mortgage loans, primarily multi-family and commercial real estate loans.  In addition, included in loans held-for-sale, net, are delinquent and non-performing mortgage loans totaling $17.4 million, net of $8.2 million in charge-offs, at September 30, 2010 and $6.9 million, net of $6.8 million in net charge-offs and a $1.1 million lower of cost or market valuation allowance, at December 31, 2009.  Such loans, which are primarily multi-family and commercial real estate loans, are excluded from non-performing loans, non-performing assets and related ratios.  Assuming we did not sell or reclassify to held-for-sale any delinquent and non-performing loans during 2010, at September 30, 2010 our non-performing loans and non-performing assets would have been $78.8 million higher and our allowance for loan losses would have been $27.0 million higher.  Additionally, the ratio of non-performing loans to total loans would have been 53 basis points higher, the ratio of non-performing assets to total assets would have been 42 basis points higher and the ratio of the allowance for loan losses to non-performing loans would have been 286 basis points lower.

The following table provides further details on the composition of our non-performing one-to-four family and multi-family and commercial real estate mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At September 30, 2010		At December 31, 2009
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Non-performing one-to-four family:
Full documentation interest-only	$109,624	31.71%	$106,441	32.25%
Full documentation amortizing	44,878	12.98	40,875	12.38
Reduced documentation interest-only	158,567	45.86	158,164	47.92
Reduced documentation amortizing	32,675	9.45	24,602	7.45
Total non-performing one-to-four family	$345,744	100.00%	$330,082	100.00%
Non-performing multi-family and commercial real estate:
Full documentation amortizing	$27,551	65.28%	$42,637	62.51%
Full documentation interest-only	14,656	34.72	25,571	37.49
Total non-performing multi-family and commercial real estate	$42,207	100.00%	$68,208	100.00%

The following table provides details on the geographic composition of both our total and non-performing one-to-four family mortgage loans as of September 30, 2010.

	One-to-Four Family Mortgage Loans
	At September 30, 2010
				Percent of	Non-Performing
			Total	Total	Loans
		Percent of	Non-Performing	Non-Performing	as Percent of
(Dollars in Millions)	Total Loans	Total Loans	Loans	Loans	State Totals
State:
New York	$3,119.2	27.4%	$48.8	14.1%	1.56%
Illinois	1,430.9	12.6	51.1	14.8	3.57
Connecticut	1,057.6	9.3	30.9	8.9	2.92
California	911.7	8.0	41.3	11.9	4.53
New Jersey	853.7	7.5	50.0	14.5	5.86
Massachusetts	787.3	6.9	11.8	3.4	1.50
Virginia	707.4	6.2	16.9	4.9	2.39
Maryland	699.0	6.1	41.9	12.1	5.99
Washington	330.7	2.9	0.6	0.2	0.18
Florida	236.2	2.1	26.9	7.8	11.39
All other states (1)	1,235.2	11.0	25.5	7.4	2.06
Total	$11,368.9	100.0%	$345.7	100.0%	3.04%

(1)	Includes 28 states and Washington, D.C.

At September 30, 2010, the geographic composition of our multi-family and commercial real estate mortgage loan portfolio was 94% in the New York metropolitan area, 3% in Florida and 3% in various other states and the geographic composition of non-performing multi-family and commercial real estate mortgage loans was 90% in the New York metropolitan area, 7% in Florida and 3% in Illinois.

We discontinue accruing interest on loans when they become 90 days delinquent as to their payment due date.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.

If all non-accrual loans at September 30, 2010 and 2009 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $18.4 million for the nine months ended September 30, 2010 and $18.8 million for the nine months ended September 30, 2009.  This compares to actual payments recorded as interest income, with respect to such loans, of $6.1 million for the nine months ended September 30, 2010 and $6.4 million for the nine months ended September 30, 2009.

We may agree to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.  Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms generally for a period of six months.  Loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $53.5 million at September 30, 2010 and $57.2 million at December 31, 2009.  Excluded from non-

performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to accrual status.  Restructured accruing loans totaled $39.0 million at September 30, 2010 and $26.0 million at December 31, 2009.

In addition to non-performing loans, we had $167.5 million of potential problem loans at September 30, 2010, compared to $145.9 million at December 31, 2009.  Such loans include loans which are 60-89 days delinquent as shown in the following table and certain other internally classified loans.

Delinquent Loans

The following table shows a comparison of delinquent loans at September 30, 2010 and December 31, 2009.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days		60-89 Days		90 Days or More
	Number		Number		Number
	of		of		of
(Dollars in Thousands)	Loans	Amount	Loans	Amount	Loans	Amount
At September 30, 2010:
Mortgage loans:
One-to-four family	439	$147,078	173	$64,873	1,039	$345,744
Multi-family	44	22,106	6	3,972	38	38,521
Commercial real estate	8	7,949	-	-	2	3,686
Construction	-	-	-	-	3	6,658
Consumer and other loans	87	4,498	34	1,514	51	5,011
Total delinquent loans	578	$181,631	213	$70,359	1,133	$399,620
Delinquent loans to total loans		1.22%		0.47%		2.68%

At December 31, 2009:
Mortgage loans:
One-to-four family	431	$146,918	182	$62,522	936	$330,082
Multi-family	64	48,137	18	12,392	53	59,526
Commercial real estate	8	13,512	-	-	4	8,682
Construction	-	-	-	-	2	5,458
Consumer and other loans	136	4,327	39	1,400	61	4,824
Total delinquent loans	639	$212,894	239	$76,314	1,056	$408,572
Delinquent loans to total loans		1.35%		0.48%		2.59%

Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

(In Thousands)	For the Nine Months Ended September 30, 2010
Balance at January 1, 2010	$194,049
Provision charged to operations	100,000
Charge-offs:
One-to-four family	(66,897)
Multi-family	(24,055)
Commercial real estate	(6,970)
Construction	(1,470)
Consumer and other loans	(1,812)
Total charge-offs	(101,204)
Recoveries:
One-to-four family	10,926
Multi-family	1,661
Commercial real estate	725
Consumer and other loans	74
Total recoveries	13,386
Net charge-offs (1)	(87,818)
Balance at September 30, 2010	$206,231

(1)
Includes $30.6 million of net charge-offs related to one-to-four family reduced documentation mortgage loans and $27.0 million of net charge-offs related to certain delinquent and non-performing loans transferred to held-for-sale.

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2010 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The Gap Table includes $2.83 billion of callable borrowings classified according to their maturity dates, primarily in the more than one year to three years and more than five years categories, which are callable within one year and at various times thereafter.  In addition, the Gap Table includes a callable security, with an amortized cost of $25.0 million, classified according to its maturity date, in the more than five years category, which is callable within one year and at various times thereafter.  The classification of callable borrowings and securities according to their maturity dates is based on our experience with, and expectations of, these types of instruments and the current interest rate environment.  As indicated in the Gap Table, our one-year cumulative gap at September 30, 2010 was negative 0.61% compared to negative 6.77% at December 31, 2009.  The change in the one-year cumulative gap is primarily due to a decrease in projected certificates of deposit maturing and/or repricing within one year at September 30, 2010, compared to December 31, 2009.

	At September 30, 2010
		More than	More than
		One Year	Three Years
	One Year	to	to	More than
(Dollars in Thousands)	or Less	Three Years	Five Years	Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$5,062,277	$4,752,922	$3,452,414	$860,167	$14,127,780
Consumer and other loans (1)	309,545	4,490	31	282	314,348
Repurchase agreements and interest-earning cash accounts	236,295	-	-	-	236,295
Securities available-for-sale	204,241	235,055	145,561	48,536	633,393
Securities held-to-maturity	765,013	753,795	251,476	153,436	1,923,720
FHLB-NY stock	-	-	-	163,501	163,501
Total interest-earning assets	6,577,371	5,746,262	3,849,482	1,225,922	17,399,037
Net unamortized purchase premiums and deferred costs (2)	37,777	33,897	23,518	6,209	101,401
Net interest-earning assets (3)	6,615,148	5,780,159	3,873,000	1,232,131	17,500,438
Interest-bearing liabilities:
Savings	145,249	290,498	290,498	1,508,361	2,234,606
Money market	178,889	72,018	72,018	26,958	349,883
NOW and demand deposit	144,386	288,772	288,772	940,070	1,662,000
Liquid CDs	546,626	-	-	-	546,626
Certificates of deposit	4,325,543	2,064,059	924,569	-	7,314,171
Borrowings, net	1,390,628	1,543,617	400,000	1,878,866	5,213,111
Total interest-bearing liabilities	6,731,321	4,258,964	1,975,857	4,354,255	17,320,397
Interest sensitivity gap	(116,173)	1,521,195	1,897,143	(3,122,124)	$180,041
Cumulative interest sensitivity gap	$(116,173)	$1,405,022	$3,302,165	$180,041

Cumulative interest sensitivity gap as a percentage of total assets	(0.61)%	7.42%	17.44%	0.95%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	98.27%	112.78%	125.47%	101.04%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.
(2)	Net unamortized purchase premiums and deferred costs are prorated.
(3)	Includes securities available-for-sale at amortized cost.

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

We perform analyses of interest rate increases and decreases of up to 300 basis points although changes in interest rates of 200 basis points is a more common and reasonable scenario for analytical purposes.  Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning October 1, 2010 would increase by approximately 2.74% from the base projection. At December 31, 2009, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2010 would have increased by approximately 1.16% from the base projection.  The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%.  However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning October 1, 2010 would decrease by approximately 3.23% from the base projection.  At December 31, 2009, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2010 would have decreased by approximately 2.53% from the base projection.  The down 100 basis point scenarios include some limitations as well since certain indices, yields and costs are already below 1.00%.

Various shortcomings are inherent in both the Gap Table and net interest income sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, although our net interest income sensitivity analyses may provide an indication of our interest rate risk exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from bank owned life insurance and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning October 1, 2010 would increase by approximately $5.0 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning October 1, 2010 would decrease by approximately $2.9 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and net interest income sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2009 Annual Report on Form 10-K.

ITEM 4.  Controls and Procedures

George L. Engelke, Jr., our Chairman and Chief Executive Officer, and Frank E. Fusco, our Executive Vice President, Treasurer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2010.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 29, 2010, we reached an agreement in principle to settle the remaining claims in such action in the amount of $7.9 million.  A stipulation, or the Agreement, detailing the terms of that settlement was entered into on July 30, 2010.  In entering into the Agreement, we did not acknowledge any liability in the matter and further indicated that the Agreement is intended to resolve all claims arising from or related to the aforementioned case.  The Agreement, which received preliminary approval from the District Court on September 13, 2010, is subject to final approval by the District Court.  The settlement was recognized in other non-interest expense in our consolidated statements of income during the 2010 second quarter.

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

We have tendered requests for indemnification from the manufacturer and from the transaction processor utilized with respect to the integrated banking and transaction machines and have filed a third party complaint against the manufacturer and the transaction processor for indemnification and contribution with respect to the lawsuit by Automated Transactions LLC.

We cannot at this time estimate the possible loss or range of loss, if any.  No assurance can be given at this time that the litigation against us will be resolved amicably, that if this litigation results in an adverse decision that we will be successful in seeking indemnification, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

City of New York Notice of Determination
By “Notice of Determination” dated September 14, 2010, the City of New York has notified us of an alleged tax deficiency in the amount of $5.2 million, including interest and penalties, related to our 2006 tax year.  The deficiency relates to our operation of two subsidiaries of Astoria Federal, Fidata and AF Mortgage.  Fidata is a passive investment company which maintains offices in Connecticut.  AF Mortgage is an operating subsidiary through which Astoria Federal engages in lending activities outside the State of New York.  We disagree with the assertion of the tax deficiency and we intend to file a Petition for Hearing with the City of New York to oppose the Notice of Determination.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at September 30, 2010 with respect to this matter.

No assurance can be given as to whether or to what extent we will be required to pay the amount of the tax deficiency asserted by the City of New York, whether additional tax will be assessed for years subsequent to 2006, that this matter will not be costly to oppose, that this matter will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

ITEM 1A.   Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2009 Annual Report on Form 10-K and Part II, Item 1A. “Risk Factors,” in our March 31, 2010 and June 30, 2010 Quarterly Reports on Form 10-Q.  There are no other material changes in risk factors relevant to our operations since June 30, 2010 except as discussed below.

The recently publicized foreclosure issues affecting the nation’s largest mortgage loan servicers could impact our foreclosure process and timing to completion of foreclosures.

Several of the nation’s largest mortgage loan servicers have experienced highly publicized issues with respect to their foreclosure processes.  As a result, some of these servicers have self imposed moratoriums on their foreclosures and have been the subject of state attorney general scrutiny and consumer lawsuits.  In light of these issues, we have reviewed our foreclosure policies and procedures and have not found it necessary to interrupt any foreclosures.  These foreclosure process issues and the potential legal and regulatory responses could impact the foreclosure process and timing to completion of foreclosures for residential mortgage lenders, including Astoria Federal.  Over the past few years, foreclosure timelines have increased due to, among other reasons, delays associated with the significant increase in the number of foreclosure cases as a result of the economic crisis, additional consumer protection initiatives related to the foreclosure process and voluntary and, in some cases, mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure.  Further increases in the foreclosure timeline may have an adverse effect on collateral values and our ability to minimize our losses.

Our ability to originate mortgage loans for portfolio has been adversely affected by the increased competition resulting from the unprecedented involvement of the U.S. government and GSEs in the residential mortgage market.

Over the past few years, we have faced increased competition for mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market as a result of the recent economic crisis, which has caused the interest rate for thirty year fixed rate mortgage loans that conform to GSE guidelines to remain artificially low.  In addition, the U.S. Congress recently extended through September 2011 the expanded conforming loan limits in many of our operating markets, allowing larger balance loans to continue to be acquired by the GSEs.  As a result, more loans in our portfolio qualified under the expanded conforming loan limits and were refinanced into conforming fixed rate mortgages which we originate but do not retain for portfolio.  We expect that our one-to-four family mortgage loan repayments will remain at elevated levels and will continue to outpace our loan production as a result of these factors, making it difficult for us to grow our mortgage loan portfolio and balance sheet.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2010, there were no repurchases of our common stock.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At September 30, 2010, a maximum of 8,107,300 shares may yet be purchased under this plan.  As of September 30, 2010, we are not currently repurchasing additional shares of our common stock.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  (Removed and Reserved)

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

See Index of Exhibits on page 67.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

Dated:	November 5, 2010	By:	/s/	Frank E. Fusco
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

101.1
The following financial information from Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 formatted in XBRL: (1) Consolidated Statements of Financial Condition at September 30, 2010 and December 31, 2009; (2) Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009; (3) Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2010; (4) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.  Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act and Sections 11 and 12 of the Securities Act or otherwise subject to the liability of those sections.