Form 10-K
period 2010-12-31
ASTORIA FINANCIAL CORP
filed 2011-02-25
CIK 910322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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
Large accelerated filer   ☒   Accelerated filer   ☐   Non-accelerated filer   ☐   Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   ☐   NO  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2010, based on the closing price for a share of the registrant's Common Stock on that date as reported by the New York Stock Exchange, was $1.28 billion.

The number of shares of the registrant's Common Stock outstanding as of February 15, 2011 was 98,439,119 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be utilized in connection with the Annual Meeting of Stockholders to be held on  May 18, 2011 and any adjournment thereof, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2010, are incorporated by reference into Part  III.

ASTORIA FINANCIAL CORPORATION
2010 ANNUAL REPORT ON FORM 10-K

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

•	legislative or regulatory changes, including the recent passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Reform Act, may adversely affect our business;
•	technological changes may be more difficult or expensive than we anticipate;
•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate; or
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

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans, most of which are secured by one-to-four family properties and, to a lesser extent, multi-family properties and commercial real estate. The remainder of the loan portfolio consists of a variety of consumer and other loans and construction loans. At December 31, 2010, our net loan portfolio totaled $14.02 billion, or 77.5% of total assets.

We originate mortgage loans either directly through our banking and loan production offices in New York or indirectly through brokers and our third party loan origination program. Mortgage loan originations and purchases for portfolio totaled $2.89 billion for the year ended December 31, 2010 and $3.16 billion for the year ended December 31, 2009. Our retail loan origination program accounted for $1.22 billion of portfolio originations during 2010 and $781.0 million during 2009. We also have an extensive broker network covering sixteen states and the District of Columbia. Our broker loan origination program consists of relationships with mortgage brokers and accounted for $1.23 billion of portfolio originations during 2010 and $1.99 billion during 2009. Our third party loan origination program includes relationships with other financial institutions and mortgage bankers covering seventeen states and the District of Columbia and accounted for portfolio purchases of $438.6 million during 2010 and $390.3 million during 2009. Mortgage loans purchased through our third party loan origination program are subject to the same underwriting standards as our retail and broker originations. Our various loan origination programs provide efficient and diverse delivery channels for deployment of our cash flows. Additionally, our broker and third party loan origination programs provide geographic diversification, reducing our exposure to concentrations of credit risk. At December 31, 2010, $5.42 billion, or 39.2%, of our total mortgage loan portfolio was secured by properties located in New York and $8.41 billion, or 60.8%, of our total mortgage loan portfolio was secured by properties located in 37 other states and the District of Columbia. Excluding New York, we have a concentration of greater than 5.0% of our total mortgage loan portfolio in five states: 9.7% in Illinois, 8.0% in New Jersey, 8.0% in Connecticut, 6.2% in California and 5.5% in Massachusetts.

We also originate mortgage loans for sale. Generally, we originate fifteen and thirty year fixed rate one-to-four family mortgage loans that conform to GSE guidelines for sale to various GSEs or other investors on a servicing released or retained basis. The sale of such loans is generally arranged through a master commitment on a mandatory delivery or best efforts basis. Originations of one-to-four family mortgage loans held-for-sale totaled $289.8 million in 2010 and $412.4 million in 2009, substantially all of which were originated through our retail loan origination program. Loans serviced for others totaled $1.44 billion at December 31, 2010.

We outsource the servicing of our mortgage loan portfolio, including our portfolio of mortgage loans serviced for other investors, to an unrelated third party under a sub-servicing agreement.

One-to-Four Family Mortgage Lending

Our primary lending emphasis is on the origination and purchase of first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner. To a much lesser degree, we have made loans secured by non-owner occupied one-to-four family properties acquired as an investment by the borrower, although we discontinued originating such loans in January 2008. We also originate a limited number of second home mortgage loans. At December 31, 2010, $10.86 billion, or 76.8%, of our total loan portfolio consisted of one-to-four family mortgage loans, of which $9.50 billion, or 87.5%, were hybrid adjustable rate mortgage, or ARM, loans and $1.36 billion, or 12.5%, were fixed rate loans. One-to-four family loan originations and purchases for portfolio totaled $2.89 billion in 2010 and $3.15 billion in 2009.

We offer amortizing hybrid ARM loans which initially have a fixed rate for three, five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period. The three, five and seven year amortizing hybrid ARM loans have terms of up to forty years and the ten year amortizing hybrid ARM loans have terms of up to thirty years. Our amortizing hybrid ARM loans require the borrower to make principal and interest payments during the entire loan term. Our portfolio of one-to-four family amortizing hybrid ARM loans totaled $4.35 billion, or 40.1% of our total one-to-four family mortgage loan portfolio, at December 31, 2010. Prior to the 2010 fourth quarter, we offered interest-only hybrid ARM loans with terms of up to forty years, which have an initial fixed rate for five or seven years and convert into one year interest-only ARM loans at the end of the initial fixed rate period. Prior to January 2008, we also offered interest-only hybrid ARM loans with an initial fixed rate period of three years. Our interest-only hybrid ARM loans require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term. Our portfolio of one-to-four family interest-only hybrid ARM loans totaled $5.15 billion, or 47.4% of our total one-to-four family mortgage loan portfolio, at December 31, 2010. We do not originate one year ARM loans. The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period. We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods. During the 2009 second quarter, in response to declining customer demand for adjustable rate products, we began originating and retaining for portfolio jumbo fifteen year fixed rate mortgage loans.

Within our one-to-four family mortgage loan portfolio we have reduced documentation loan products, substantially all of which are hybrid ARM loans (interest-only and amortizing). Reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans. To a lesser extent, our portfolio of reduced documentation loans also includes SISA (stated income, stated asset) loans. During the 2007 fourth quarter, we stopped offering reduced documentation loans. Reduced documentation loans in our one-to-four family mortgage loan portfolio totaled $1.77 billion, or 16.3% of our total one-to-four family mortgage loan portfolio at December 31, 2010 and included $272.7 million of SISA loans.

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

Our reduced documentation loans have additional elements of risk since not all of the information provided by the borrower was verified. SIFA and SISA loans required a prospective borrower to complete a standard mortgage loan application. SIFA loans required the verification of a potential borrower’s asset information on the loan application, but not the income information provided. Our reduced documentation loan products required the receipt of an appraisal of the real estate used as collateral for the mortgage loan and a credit report on the prospective borrower. The loans were priced according to our internal risk assessment of the loan giving consideration to the loan-to-value ratio, the potential borrower’s credit scores and various other credit criteria.

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

Our current policy on owner-occupied, one-to-four family mortgage loans is to lend up to 80% of the appraised value of the property securing the loan for loan amounts up to $1.0 million in New York, Connecticut and Massachusetts and loan amounts up to $500,000 in all other approved states. For loan amounts in excess of these limits, our policy is to lend up to 75% of the appraised value of the property securing the loan. The exceptions to this policy are loans originated under our affordable housing program, which is consistent with our program for compliance with the Community Reinvestment Act, or CRA, and loans originated for sale. See “Regulation and Supervision - Community Reinvestment” for further discussion of the CRA. Prior to the 2007 fourth quarter, our policy generally was to lend up to 80% of the appraised value of the property securing the loan and, for mortgage loans which had a loan-to-value ratio of greater than 80%, we required the mortgagor to obtain private mortgage insurance. In addition, we offered a variety of proprietary products which allowed the borrower to obtain financing of up to 90% loan-to-value without private mortgage insurance, through a combination of a first mortgage loan with an 80% loan-to-value and a home equity line of credit for the additional 10%. During the 2007 fourth quarter, we revised our policy on originations of owner-occupied, one-to-four family mortgage loans to discontinue lending amounts in excess of 80% of the appraised value of the property securing the loan and during the 2008 third quarter we revised our policy to discontinue lending amounts in excess of 75% of the appraised value of the property. During 2010, we revised our policy to the current limits, with certain exceptions, as noted above. We periodically review our loan product offerings and related underwriting and make changes as necessary in response to market conditions.

All of our hybrid ARM loans have annual and lifetime interest rate ceilings and floors. Such loans may be offered with an initial interest rate which is less than the fully indexed rate for the loan at the time of origination, referred to as a discounted rate. We determine the initial interest rate in accordance with market and competitive factors giving consideration to the spread over our funding sources in conjunction with our overall interest rate risk, or IRR, management strategies. In 2006, to recognize the credit risks associated with interest-only hybrid ARM loans, we began underwriting such loans based on a fully amortizing loan (in effect underwriting interest-only hybrid ARM loans as if they were amortizing hybrid ARM loans). Prior to 2007, we would underwrite our interest-only hybrid ARM loans using the initial note rate, which may have been a discounted rate. In 2007, we began underwriting our interest-only hybrid ARM loans at the higher of the fully indexed rate or the initial note rate. In 2009, we began underwriting our interest-only and amortizing hybrid ARM loans at the higher of the fully indexed rate, the initial note rate or 6.00%. During the 2010 second quarter, we reduced the underwriting interest rate floor from 6.00% to 5.00% to reflect the current interest rate environment. We monitor credit risk on interest-only hybrid ARM loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner as we monitor credit risk on all interest-only hybrid ARM loans. Our portfolio of one-to-four family interest-only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaled $2.91 billion, or 26.8% of our total one-to-four family mortgage loan portfolio, at December 31, 2010.

Multi-Family and Commercial Real Estate Lending

While we are primarily a one-to-four family mortgage lender, we also originate multi-family and commercial real estate loans. At December 31, 2010, $2.19 billion, or 15.5%, of our total loan portfolio consisted of multi-family mortgage loans and $771.7 million, or 5.5%, of our total loan portfolio consisted of commercial real estate loans. Included in our multi-family and commercial real estate loan portfolios are mixed use loans secured by properties which are intended for both residential and business use and are classified as multi-family or commercial real estate based on the greater number of residential versus commercial units. The multi-family and commercial real estate loans in our portfolio consist of both fixed rate and adjustable rate loans which were originated at prevailing market rates. Multi-family and commercial real estate loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years. We have also originated interest-only multi-family and commercial real estate loans to qualified borrowers. Such loans were underwritten on the basis of a fully amortizing loan. Multi-family and commercial real estate interest-only loans differ from one-to-four family interest-only loans in that the interest-only period for multi-family and commercial real estate loans generally ranges from one to five years and such loans typically provide for balloon payments at maturity. During the 2009 first quarter, we stopped offering interest-only multi-family and commercial real estate loans. Our portfolio of multi-family and commercial real estate interest-only loans totaled $340.0 million, or 11.5% of our total multi-family and commercial real estate loan portfolio at December 31, 2010 and was comprised primarily of multi-family loans.

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

Our policy generally has been to originate multi-family and commercial real estate loans in the New York metropolitan area, which includes New York, New Jersey and Connecticut, although prior to 2008 we originated loans in various other states including Florida and Pennsylvania. We did not originate any multi-family and commercial real estate loans during the year ended December 31, 2010. Originations of such loans totaled $11.5 million for the year ended December 31, 2009 and were primarily originated in the 2009 first quarter. We expect to resume originations in the New York City multi-family mortgage market during 2011.

The majority of the multi-family loans in our portfolio are secured by six- to fifty-unit apartment buildings and mixed use properties (more residential than business units). As of December 31, 2010, our single largest multi-family credit had an outstanding balance of $9.5 million, was current and was secured by a 117-unit apartment complex in New York, New York. At December 31, 2010, the average balance of loans in our multi-family portfolio was approximately $911,000.

Commercial real estate loans are typically secured by retail stores, office buildings and mixed use properties (more business than residential units). As of December 31, 2010, our single largest commercial real estate credit had an outstanding principal balance of $6.7 million, was current and was secured by a three-story six-unit office building in Darien, Connecticut. At December 31, 2010, the average balance of loans in our commercial real estate portfolio was approximately $1.0 million.

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

Construction Loans

At December 31, 2010, $15.1 million, or 0.1%, of our total loan portfolio consisted of construction loans. We stopped originating construction loans in the first quarter of 2007. We offered construction loans for all types of residential properties and certain commercial real estate properties. Generally, construction loan terms run between one and two years and are interest-only, adjustable rate loans indexed to the prime rate. We generally offered construction loans up to a maximum of $10.0 million. As of December 31, 2010, our average construction loan commitment was approximately $4.7 million and the average outstanding balance of loans in our construction loan portfolio was approximately $3.1 million.

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

Consumer and Other Loans

At December 31, 2010, $309.3 million, or 2.2%, of our total loan portfolio consisted of consumer and other loans which were primarily home equity lines of credit. Home equity lines of credit are adjustable rate loans which are indexed to the prime rate and generally reset monthly. Such lines of credit are underwritten based on our evaluation of the borrower’s ability to repay the debt.

During the 2010 first quarter, we discontinued originating home equity lines of credit. Prior to the 2007 fourth quarter, these lines of credit were generally limited to aggregate outstanding indebtedness secured by up to 90% of the appraised value of the property. During the 2007 fourth quarter, we revised our policy on originations of home equity lines of credit to limit aggregate outstanding indebtedness to 75% of the appraised value of the property and only for loans where we hold the first lien mortgage on the property. During the 2008 third quarter, we revised our policy to limit aggregate outstanding indebtedness to 60% of the appraised value of the property and only for properties located in New York State.

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

Included in consumer and other loans were $13.9 million of commercial business loans at December 31, 2010. These loans are underwritten based upon the cash flow and earnings of the borrower and the value of the collateral securing such loans, if any.

Loan Approval Procedures and Authority

For individual loans with balances of $10.0 million or less, loan approval authority has been delegated by the Board of Directors to members of our Loan Committee and Executive Loan Committee, which consist of certain members of executive management and other Astoria Federal officers. For loans with balances between $10.0 million and up to $15.0 million, the approval of one executive officer and two non-officer directors is required. For individual loans with balances in excess of $15.0 million or when the overall lending relationship exceeds $60.0 million (unless the Board of Directors has set a higher limit with respect to a particular borrower), approval by the Board of Directors is required.

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

Loan Portfolio Composition

The following table sets forth the composition of our loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans (gross):
One-to-four family	$10,855,061	76.77%	$11,895,362	75.88%	$12,349,617	74.42%	$11,628,270	72.51%	$10,214,146	68.67%
Multi-family	2,187,869	15.47	2,559,058	16.33	2,911,733	17.55	2,945,546	18.36	2,987,531	20.09
Commercial real estate	771,654	5.46	866,804	5.53	941,057	5.67	1,031,812	6.43	1,100,218	7.40
Construction	15,145	0.11	23,599	0.15	56,829	0.34	77,723	0.48	140,182	0.94
Total mortgage loans	13,829,729	97.81	15,344,823	97.89	16,259,236	97.98	15,683,351	97.78	14,442,077	97.10
Consumer and other loans (gross):
Home equity	282,453	2.00	302,410	1.93	307,831	1.85	320,884	1.99	392,141	2.64
Other	26,887	0.19	27,608	0.18	27,547	0.17	35,937	0.23	38,649	0.26
Total consumer and other loans	309,340	2.19	330,018	2.11	335,378	2.02	356,821	2.22	430,790	2.90
Total loans (gross)	14,139,069	100.00%	15,674,841	100.00%	16,594,614	100.00%	16,040,172	100.00%	14,872,867	100.00%
Net unamortized premiums and deferred loan costs	83,978		105,881		117,830		114,842		98,824
Loans receivable	14,223,047		15,780,722		16,712,444		16,155,014		14,971,691
Allowance for loan losses	(201,499)		(194,049)		(119,029)		(78,946)		(79,942)
Loans receivable, net	$14,021,548		$15,586,673		$16,593,415		$16,076,068		$14,891,749

Loan Maturity, Repricing and Activity

The following table shows the contractual maturities of our loans receivable at December 31, 2010 and does not reflect the effect of prepayments or scheduled principal amortization.

	At December 31, 2010
(In Thousands)	One-to-Four Family	Multi- Family	Commercial Real Estate	Construction	Consumer and Other	Total
Amount due:
Within one year	$8,422	$14,432	$7,144	$7,872	$12,909	$50,779
After one year:
Over one to three years	30,736	117,380	77,580	7,273	10,435	243,404
Over three to five years	45,935	304,822	213,054	-	5,568	569,379
Over five to ten years	182,811	1,435,667	359,557	-	892	1,978,927
Over ten to twenty years	1,366,224	243,690	100,122	-	8,055	1,718,091
Over twenty years	9,220,933	71,878	14,197	-	271,481	9,578,489
Total due after one year	10,846,639	2,173,437	764,510	7,273	296,431	14,088,290
Total amount due	$10,855,061	$2,187,869	$771,654	$15,145	$309,340	$14,139,069
Net unamortized premiums and deferred loan costs						83,978
Allowance for loan losses						(201,499)
Loans receivable, net						$14,021,548

The following table sets forth at December 31, 2010, the dollar amount of our loans receivable contractually maturing after December 31, 2011, and whether such loans have fixed interest rates or adjustable interest rates. Our interest-only and amortizing hybrid ARM loans are classified as adjustable rate loans.

	Maturing After December 31, 2011
(In Thousands)	Fixed	Adjustable	Total
Mortgage loans:
One-to-four family	$1,351,747	$9,494,892	$10,846,639
Multi-family	289,498	1,883,939	2,173,437
Commercial real estate	75,038	689,472	764,510
Construction	-	7,273	7,273
Consumer and other loans	7,260	289,171	296,431
Total	$1,723,543	$12,364,747	$14,088,290

The following table sets forth our loan originations, purchases, sales and principal repayments for the periods indicated, including loans held-for-sale.

	For the Year Ended December 31,
(In Thousands)	2010	2009	2008
Mortgage loans (gross) (1):
Balance at beginning of year	$15,379,809	$16,264,133	$15,688,675
Originations:
One-to-four family	2,738,933	3,168,615	3,319,575
Multi-family	-	10,352	458,175
Commercial real estate	-	1,135	55,984
Total originations	2,738,933	3,180,102	3,833,734
Purchases (2)	438,578	390,297	479,051
Principal repayments	(4,143,607)	(3,824,444)	(3,534,061)
Sales	(335,932)	(442,817)	(150,166)
Advances on construction loans in excess of originations	2,303	6,190	14,640
Transfer of loans to real estate owned	(100,147)	(70,638)	(39,877)
Net loans charged off	(105,116)	(123,014)	(27,863)
Balance at end of year	$13,874,821	$15,379,809	$16,264,133
Consumer and other loans (gross) (3):
Balance at beginning of year	$330,431	$335,756	$357,814
Originations and advances	80,954	110,415	138,901
Principal repayments	(99,222)	(113,774)	(157,752)
Sales	(389)	-	(2,153)
Net loans charged off	(2,434)	(1,966)	(1,054)
Balance at end of year	$309,340	$330,431	$335,756

(1)
Includes loans classified as held-for-sale totaling $45.1 million at December 31, 2010, $35.0 million at December 31, 2009 and $4.9 million at December 31, 2008, exclusive of valuation allowances totaling $169,000 at December 31, 2010 and $1.1 million at December 31, 2009.

(2)	Purchases of mortgage loans represent third party loan originations and are secured by one-to-four family properties.
(3)	Includes loans classified as held-for-sale totaling $413,000 at December 31, 2009 and $378,000 at December 31, 2008. There were no loans classified as held-for-sale at December 31, 2010.

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

Non-performing Assets

Non-performing assets include non-accrual loans, mortgage loans delinquent 90 days or more and still accruing interest and real estate owned, or REO. Total non-performing assets decreased slightly to $454.5 million at December 31, 2010, from $454.8 million at December 31, 2009. This decrease was due to a decrease in non-performing loans, substantially offset by an increase of $17.6 million in REO, net. Non-performing loans, the most significant component of non-performing assets, decreased $17.9 million to $390.7 million at December 31, 2010, from $408.6 million at December 31, 2009. The decrease in non-performing loans was primarily due to a net decrease in non-performing multi-family, commercial real estate and construction loans, partially offset by an increase in non-performing one-to-four family mortgage loans. As a geographically diversified residential lender, we have been affected by negative consequences arising from the economic recession that continued throughout most of 2009 and, in particular, a sharp downturn in the housing industry nationally, as well as economic and housing industry weaknesses in the New York metropolitan area. We are particularly vulnerable to a job loss recession. Although the national economy stabilized from the volatility experienced in 2008 and 2009 and showed signs of improvement during 2010, softness in the housing and real estate markets persist and unemployment levels remain elevated. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. The ratio of non-performing loans to total loans increased to 2.75% at December 31, 2010, from 2.59% at December 31, 2009. The ratio of non-performing assets to total assets increased to 2.51% at December 31, 2010, from 2.25% at December 31, 2009. The allowance for loan losses as a percentage of total non-performing loans increased to 51.57% at December 31, 2010, from 47.49% at December 31, 2009. For further discussion of our non-performing assets, non-performing loans and the allowance for loan losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans. During the year ended December 31, 2010, we sold $51.6 million, net of $23.1 million in net charge-offs, of delinquent and non-performing mortgage loans, primarily multi-family and commercial real estate loans. In addition, included in loans held-for-sale, net, are delinquent and non- performing mortgage loans, primarily multi-family and commercial real estate loans, totaling $10.9 million, net of $5.2 million in charge-offs and a $169,000 lower of cost or market valuation allowance, at December 31, 2010 and $6.9 million, net of $6.8 million in charge-offs and a $1.1 million lower of cost or market valuation allowance, at December 31, 2009. Such loans are excluded from non-performing loans, non-performing assets and related ratios.

We discontinue accruing interest on loans when such loans become 90 days delinquent as to their payment due date (missed three payments). In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted. In some circumstances, we continue to accrue interest on mortgage loans delinquent 90 days or more as to their maturity date but not their interest due. Such loans totaled $845,000 at December 31, 2010 and $600,000 at December 31, 2009. In general, 90 days prior to a loan's maturity, the borrower is reminded of the maturity date. Where the borrower has continued to make monthly payments to us and where we do not have a reason to believe that any loss will be incurred on the loan, we have treated these loans as current and have continued to accrue interest.

We update our estimates of collateral value for non-performing multi-family, commercial real estate and construction mortgage loans with balances of $1.0 million or greater and one-to-four family mortgage loans which are 180 days or more delinquent, annually, and certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral. For one-to-four family mortgage loans, updated estimates of collateral value are obtained primarily through automated valuation models. For multi-family and commercial real estate properties, we estimate collateral value through appraisals or internal cash flow analyses, when current financial information is available, coupled with, in most cases, an inspection of the property.

We may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms generally for a period of six months. Loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $47.5 million at December 31, 2010 and $57.2 million at December 31, 2009. Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to accrual status. Restructured accruing loans totaled $49.2 million at December 31, 2010 and $26.0 million at December 31, 2009.

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is initially recorded at the lower of cost or fair value, less estimated selling costs. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Thereafter, we maintain an allowance for losses, representing decreases in the properties’ estimated fair value, through charges to earnings. Such charges are included in other non-interest expense along with any additional property maintenance and protection expenses incurred in owning the property. Fair value is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker. As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions. At December 31, 2010 we had 231 REO properties totaling $63.8 million, net of an allowance for losses of $1.5 million, and at December 31, 2009 we had 165 REO properties totaling $46.2 million, net of an allowance for losses of $816,000.

Classified Assets

Our Asset Review Department reviews and classifies our assets and independently reports the results of its reviews to our Board of Directors quarterly. Our Asset Classification Committee establishes policy relating to the internal classification of loans and also provides input to the Asset Review Department in its review of our assets.

Federal regulations and our policy require the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as special mention, substandard, doubtful or loss. An asset classified as special mention has potential weaknesses, which, if uncorrected, may result in the deterioration of the repayment prospects or in our credit position at some future date. An asset classified as substandard is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full satisfaction of the loan amount, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Those assets classified as substandard, doubtful or loss are considered adversely classified.

Impaired Loans

A loan is generally deemed impaired when it is probable we will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Loans we individually classify as impaired include multi-family, commercial real estate and construction mortgage loans with balances of $1.0 million or greater which have been classified by our Asset Classification Committee as either substandard-3 or doubtful, certain loans modified in a troubled debt restructuring and mortgage loans where a portion of the outstanding principal has been charged-off. A valuation allowance is established when the current estimated fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. Impaired loans totaled $272.2 million, net of their related allowance for loan losses of $28.4 million, at December 31, 2010 and $223.2 million, net of their related allowance for loan losses of $23.9 million, at December 31, 2009. Interest income recognized on impaired loans amounted to $8.6 million for the year ended December 31, 2010. For further detail on our impaired loans, see Note 1 and Note 5 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Allowance for Loan Losses

For a discussion of our accounting policy related to the allowance for loan losses, see “Critical Accounting Policies - Allowance for Loan Losses” in Item 7, “MD&A.”

In addition to the requirements of U.S. generally accepted accounting principles, or GAAP, related to loss contingencies, a federally chartered savings association’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision, or OTS. The OTS, in conjunction with the other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate valuation allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the federal regulatory agencies. While we believe that the allowance for loan losses has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ substantially from the conditions used in making our estimates at December 31, 2010. In addition, there can be no assurance that the OTS or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not request that we alter our allowance for loan losses, thereby affecting our financial condition and earnings.

Investment Activities

General

Our investment policy is designed to complement our lending activities, generate a favorable return without incurring undue interest rate and credit risk, enable us to manage the interest rate sensitivity of our overall assets and liabilities and provide and maintain liquidity, primarily through cash flow. In establishing our investment strategies, we consider our business and growth plans, the economic environment, our interest rate sensitivity position, the types of securities held and other factors. At December 31, 2010, our securities portfolio totaled $2.57 billion, or 14.2% of total assets.

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

Securities

Our securities portfolio is comprised primarily of mortgage-backed securities. At December 31, 2010, our mortgage-backed securities totaled $2.53 billion, or 98.8% of total securities, of which $2.50 billion, or 97.6% of total securities, were REMIC and CMO securities, substantially all of which had fixed rates. Of the REMIC and CMO securities portfolio, $2.44 billion, or 97.6%, are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae as issuer. The balance of this portfolio is comprised of privately issued securities, substantially all of which have a credit rating of AAA. In addition to our REMIC and CMO securities, at December 31, 2010, we had $30.7 million, or 1.2% of total securities, in mortgage-backed pass-through certificates guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae. These securities provide liquidity, collateral for borrowings and minimal credit risk while providing appropriate returns and are an attractive alternative to other investments due to the wide variety of maturity and repayment options available.

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

In addition to mortgage-backed securities, at December 31, 2010, we had $31.2 million of other securities, consisting of obligations of the U.S. government and GSEs and obligations of states and political subdivisions, some of which, by their terms, may be called by the issuer, typically after the passage of a fixed period of time. At December 31, 2010, we held one callable security with an amortized cost of $25.0 million. During the year ended December 31, 2010, securities with an amortized cost of $251.0 million were called.

At December 31, 2010, our securities available-for-sale totaled $562.0 million and our securities held-to-maturity totaled $2.00 billion. For further discussion of our securities portfolio, see Item 7, “MD&A,” Note 1 and Note 3 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” and the tables that follow.

As a member of the Federal Home Loan Bank, or FHLB, of New York, or FHLB-NY, Astoria Federal is required to maintain a specified investment in the capital stock of the FHLB-NY. See “Regulation and Supervision - Federal Home Loan Bank System.”

Repurchase Agreements

We invest in various money market instruments, including repurchase agreements (securities purchased under agreements to resell) and overnight and term federal funds, although at December 31, 2010 and 2009 we had no investments in federal funds sold. Money market instruments are used to invest our available funds resulting from cash flow and to help satisfy liquidity needs. For further discussion of our repurchase agreements, see Note 1 and Note 2 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Securities Portfolio

The following table sets forth the composition of our available-for-sale and held-to-maturity securities portfolios at their respective carrying values in dollar amounts and percentages of the portfolios at the dates indicated. Our available-for-sale securities portfolio is carried at estimated fair value and our held-to-maturity securities portfolio is carried at amortized cost.

	At December 31,
	2010		2009		2008
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$509,233	90.62%	$796,240	92.52%	$1,319,176	94.88%
Non-GSE issuance REMICs and CMOs	20,664	3.68	26,269	3.05	29,440	2.12
GSE pass-through certificates	29,896	5.32	34,375	3.99	40,666	2.92
Freddie Mac preferred stock	2,160	0.38	3,784	0.44	1,132	0.08
Other securities	-	-	26	-	26	-
Total securities available-for-sale	$561,953	100.00%	$860,694	100.00%	$1,390,440	100.00%
Securities held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,933,650	96.50%	$1,979,296	85.38%	$2,451,155	92.61%
Non-GSE issuance REMICs and CMOs	40,363	2.01	82,014	3.54	188,473	7.12
GSE pass-through certificates	772	0.04	1,097	0.05	1,558	0.06
Obligations of U.S. government and GSEs	25,000	1.25	250,955	10.83	-	-
Obligations of states and political subdivisions	3,999	0.20	4,523	0.20	5,676	0.21
Total securities held-to-maturity	$2,003,784	100.00%	$2,317,885	100.00%	$2,646,862	100.00%

The following table sets forth certain information regarding the amortized costs, estimated fair values, weighted average yields and contractual maturities of our repurchase agreements, FHLB-NY stock, securities available-for-sale and securities held-to-maturity at December 31, 2010 and does not reflect the effect of prepayments or scheduled principal amortization on our REMICs, CMOs and pass-through certificates.

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Estimated	Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
(Dollars in Thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
Repurchase agreements	$51,540	0.17%	$-	-%	$-	-%	$-	-%	$51,540	$51,540	0.17%
FHLB-NY stock (1)(2)	$-	-%	$-	-%	$-	-%	$149,174	6.50%	$149,174	$149,174	6.50%
Securities available-for-sale:
REMICs and CMOs:
GSE issuance	$-	-%	$-	-%	$36,250	4.22%	$454,052	3.98%	$490,302	$509,233	4.00%
Non-GSE issuance	-	-	-	-	20,636	3.26	387	2.53	21,023	20,664	3.25
GSE pass-through certificates	-	-	3,331	6.88	3,437	5.81	22,016	2.58	28,784	29,896	3.46
Freddie Mac preferred stock (1)(3)	-	-	-	-	-	-	-	-	-	2,160	-
Other securities (1)(3)	-	-	-	-	-	-	15	-	15	-	-
Total securities available-for-sale	$-	-%	$3,331	6.88%	$60,323	3.98%	$476,470	3.91%	$540,124	$561,953	3.94%
Securities held-to-maturity:
REMICs and CMOs:
GSE issuance	$-	-%	$-	-%	$180,889	3.78%	$1,752,761	3.47%	$1,933,650	$1,972,107	3.50%
Non-GSE issuance	-	-	-	-	11,910	4.66	28,453	4.23	40,363	40,649	4.36
GSE pass-through certificates	-	-	366	6.25	406	8.67	-	-	772	823	7.52
Obligations of U.S. government and GSEs	-	-	-	-	25,000	3.00	-	-	25,000	24,532	3.00
Obligations of states and political subdivisions	-	-	-	-	3,999	6.50	-	-	3,999	3,999	6.50
Total securities held-to-maturity	$-	-%	$366	6.25%	$222,204	3.80%	$1,781,214	3.48%	$2,003,784	$2,042,110	3.52%

(1)	Equity securities have no stated maturities and are therefore classified in the over ten years category.
(2)	The carrying amount of FHLB-NY stock equals cost. The weighted average yield represents the 2010 third quarter annualized dividend rate declared by the FHLB-NY in November 2010.
(3)
The weighted average yield of Freddie Mac preferred stock and Fannie Mae common stock, included in other securities, reflects the Federal Housing Finance Agency decision to suspend dividend payments indefinitely.

The following table sets forth the aggregate amortized cost and estimated fair value of our securities where the aggregate amortized cost of securities from a single issuer exceeds ten percent of our stockholders’ equity at December 31, 2010.

	Amortized	Estimated
(In Thousands)	Cost	Fair Value
Freddie Mac	$1,324,826	$1,349,941
Fannie Mae	886,449	913,865
FHLB-NY stock	149,174	149,174

Sources of Funds

General

Our primary source of funds is the cash flow provided by our investing activities, including principal and interest payments on loans and securities. Our other sources of funds are provided by operating activities (primarily net income) and financing activities, including deposits and borrowings.

Deposits

We offer a variety of deposit accounts with a range of interest rates and terms. We presently offer passbook and statement savings accounts, money market accounts, NOW and demand deposit accounts, liquid certificates of deposit, or Liquid CDs, and certificates of deposit, which include all time deposits other than Liquid CDs. Liquid CDs have maturities of three months, require the maintenance of a minimum balance and allow depositors the ability to make periodic deposits to and withdrawals from their account. We consider Liquid CDs as part of our core deposits, along with savings accounts, money market accounts and NOW and demand deposit accounts, due to their depositor flexibility. At December 31, 2010, our deposits totaled $11.60 billion. Of the total deposit balance, $1.55 billion, or 13.4%, represent Individual Retirement Accounts. We held no brokered deposits at December 31, 2010.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on our sales and marketing efforts, including print advertising, competitive rates, quality service, our PEAK Process, new products and long-standing customer relationships to attract and retain these deposits. When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds. Our strong level of core deposits has contributed to our low cost of funds. Core deposits represented 43.3% of total deposits at December 31, 2010.

For further discussion of our deposits, see Item 7, “MD&A,” Note 7 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” and the tables that follow.

The following table presents our deposit activity for the periods indicated.

	For the Year Ended December 31,
(Dollars in Thousands)	2010	2009	2008
Opening balance	$12,812,238	$13,479,924	$13,049,438
Net (withdrawals) deposits	(1,404,253)	(983,057)	36,589
Interest credited	191,015	315,371	393,897
Ending balance	$11,599,000	$12,812,238	$13,479,924
Net (decrease) increase	$(1,213,238)	$(667,686)	$430,486
Percentage (decrease) increase	(9.47)%	(4.95)%	3.30%

The following table sets forth the maturity periods of our certificates of deposit and Liquid CDs in amounts of $100,000 or more at December 31, 2010.

(In Thousands)	Amount
Within three months	$755,801
Three to six months	274,188
Six to twelve months	267,076
Over twelve months	1,104,584
Total	$2,401,649

The following table sets forth the distribution of our average deposit balances for the periods indicated and the weighted average nominal interest rates for each category of deposit presented.

	For the Year Ended December 31,
	2010			2009			2008
(Dollars in Thousands)	Average Balance	Percent of Total	Weighted Average Nominal Rate	Average Balance	Percent of Total	Weighted Average Nominal Rate	Average Balance	Percent of Total	Weighted Average Nominal Rate
Savings	$2,187,047	17.79%	0.40%	$1,928,842	14.40%	0.40%	$1,863,622	14.26%	0.40%
Money market	343,996	2.80	0.44	317,168	2.37	0.66	311,910	2.39	1.02
NOW	1,036,836	8.43	0.11	934,313	6.98	0.11	874,862	6.70	0.15
Non-interest bearing NOW and demand deposit	638,844	5.19	-	599,818	4.48	-	595,540	4.56	-
Liquid CDs	595,693	4.84	0.44	884,436	6.60	1.20	1,225,153	9.38	2.96
Total	4,802,416	39.05	0.29	4,664,577	34.83	0.46	4,871,087	37.29	0.99
Certificates of deposit (1):
Within one year	2,298,778	18.69	1.27	2,967,210	22.15	2.58	2,674,913	20.47	3.69
One to three years	2,789,817	22.69	2.75	2,980,661	22.26	3.84	2,601,828	19.92	4.57
Three to five years	1,534,075	12.47	3.74	1,250,321	9.34	4.31	1,393,834	10.67	4.40
Over five years	85	-	3.47	13,955	0.10	4.22	17,262	0.13	4.25
Jumbo	873,674	7.10	1.28	1,516,433	11.32	2.86	1,504,277	11.52	3.87
Total	7,496,429	60.95	2.33	8,728,580	65.17	3.31	8,192,114	62.71	4.12
Total deposits	$12,298,845	100.00%	1.53%	$13,393,157	100.00%	2.32%	$13,063,201	100.00%	2.96%

(1)	Terms indicated are original, not term remaining to maturity.

The following table presents, by rate categories, the remaining periods to maturity of our certificates of deposit and Liquid CDs outstanding at December 31, 2010 and the balances of our certificates of deposit and Liquid CDs outstanding at December 31, 2010, 2009 and 2008.

	Period to maturity from December 31, 2010				At December 31,
(In Thousands)	Within one year	One to two years	Two to three years	Over three years	2010	2009	2008
Certificates of deposit and Liquid CDs:
0.99% or less	$2,105,654	$35,150	$1,019	$-	$2,141,823	$1,347,440	$76,492
1.00% to 1.99%	783,968	571,473	72,147	8,068	1,435,656	1,581,228	41,862
2.00% to 2.99%	140,181	1,078,888	85,676	238,102	1,542,847	1,960,226	1,635,781
3.00% to 3.99%	340,146	158,140	38,922	673,816	1,211,024	2,170,867	4,518,092
4.00% and over	377,656	215,446	123,792	331	717,225	1,737,301	3,618,856
Total	$3,747,605	$2,059,097	$321,556	$920,317	$7,048,575	$8,797,062	$9,891,083

Borrowings

Borrowings are used as a complement to deposit generation as a funding source for asset growth and are an integral part of our IRR management strategy. We enter into reverse repurchase agreements (securities sold under agreements to repurchase) with nationally recognized primary securities dealers and the FHLB-NY. Reverse repurchase agreements are accounted for as borrowings and are secured by the securities sold under the agreements. We also obtain advances from the FHLB-NY which are generally secured by a blanket lien against, among other things, our one-to-four family mortgage loan portfolio and our investment in FHLB-NY stock. The maximum amount that the FHLB-NY will advance, for purposes other than for meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. See “Regulation and Supervision - Federal Home Loan Bank System.” Occasionally, we will obtain funds through the issuance of unsecured debt obligations. These obligations are classified as other borrowings in our consolidated statements of financial condition. At December 31, 2010, borrowings totaled $4.87 billion.

Included in our borrowings are various obligations which, by their terms, may be called by the securities dealers and the FHLB-NY. We believe the potential for these borrowings to be called does not present liquidity concerns as they have various call dates and coupons and we believe we can readily obtain replacement funding, albeit at higher rates. At December 31, 2010, we had $2.80 billion of borrowings which are callable within one year and at various times thereafter, of which $850.0 million are due in 2012, $200.0 million are due in 2015 and $1.75 billion have contractual remaining maturities of over five years.

For further information regarding our borrowings, including our borrowings outstanding, average borrowings, maximum borrowings and weighted average interest rates at and for each of the years ended December 31, 2010, 2009 and 2008, see Item 7, “MD&A” and Note 8 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

Astoria Federal’s deposit gathering sources are primarily concentrated in the communities surrounding Astoria Federal’s banking offices in Queens, Kings (Brooklyn), Nassau, Suffolk and Westchester counties of New York. Astoria Federal ranked fourth in deposit market share, with a 7.2% market share, in the Long Island market, which includes the counties of Queens, Kings (Brooklyn), Nassau and Suffolk, based on the annual Federal Deposit Insurance Corporation, or FDIC, “Summary of Deposits - Market Share Report” dated June 30, 2010.

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

The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger and have greater financial resources than we have. Our competition for loans, both locally and nationally, comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies and credit unions. Additionally, over the past two years, we have faced increased competition as a result of the U.S. government’s intervention in the mortgage and credit markets, particularly from the government’s purchase of U.S. Treasury and mortgage-backed securities and the expansion of loan amount limits that conform to GSE guidelines, or the expanded conforming loan limits. This has resulted in a narrowing of mortgage spreads, lower yields and accelerated mortgage prepayments. Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. We also face competition for deposits from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies.

Subsidiary Activities

We have two direct wholly-owned subsidiaries, Astoria Federal and AF Insurance Agency, Inc., which are reported on a consolidated basis. AF Insurance Agency, Inc. is a licensed life insurance agency. Through contractual agreements with various third parties, AF Insurance Agency, Inc. makes insurance products available primarily to the customers of Astoria Federal.

We have one other direct subsidiary, Astoria Capital Trust I, which is not consolidated with Astoria Financial Corporation for financial reporting purposes. Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million of Capital Securities and $3.9 million of common securities and using the proceeds to acquire $128.9 million of Junior Subordinated Debentures issued by us. The Junior Subordinated Debentures have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I. The Junior Subordinated Debentures are prepayable, in whole or in part, at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value. The Capital Securities have the same prepayment provisions as the Junior Subordinated Debentures. See Note 8 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of Astoria Capital Trust I, the Capital Securities and the Junior Subordinated Debentures.

At December 31, 2010, the following were wholly-owned subsidiaries of Astoria Federal and are reported on a consolidated basis.

AF Agency, Inc. was formed in 1990 and makes various annuity products available to the customers of Astoria Federal through an unaffiliated third party vendor. Astoria Federal is reimbursed for expenses it incurs on behalf of AF Agency, Inc. Fees generated by AF Agency, Inc. totaled $5.4 million for the year ended December 31, 2010.

Astoria Federal Savings and Loan Association Revocable Grantor Trust was formed in November 2000 in connection with the establishment of a BOLI program by Astoria Federal. Premiums paid to purchase BOLI in 2000 and 2002 totaled $350.0 million. The carrying amount of our investment in BOLI was $410.4 million, or 2.3% of total assets, at December 31, 2010. See Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of BOLI.

Astoria Federal Mortgage Corp., or AF Mortgage, is an operating subsidiary through which Astoria Federal engaged in lending activities outside the State of New York. Effective January 1, 2011, Astoria Federal assumed the lending activities previously engaged in by AF Mortgage.

Fidata Service Corp., or Fidata, was incorporated in the State of New York in November 1982. Fidata qualifies as a Connecticut passive investment company, or PIC, and for alternative tax treatment under Article 9A of the New York State Tax Law. Fidata maintains offices in Norwalk, Connecticut and invests in loans secured by real property which qualify as intangible investments permitted to be held by a Connecticut PIC. Fidata mortgage loans totaled $6.42 billion at December 31, 2010.

Marcus I Inc. was incorporated in the State of New York in April 2006 and was formed to serve as assignee of certain loans in default and REO properties. Marcus I Inc. assets were not material to our financial condition at December 31, 2010.

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

Personnel

As of December 31, 2010, we had 1,467 full-time employees and 195 part-time employees, or 1,565 full time equivalents. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

Recent Regulatory Reform Legislation

In July 2010, President Obama signed into law the Reform Act, which is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.

As a result of the Reform Act, on the “Designated Transfer Date” of July 21, 2011, unless the Secretary of the Treasury opts to delay such date for up to an additional six months, the OTS will be eliminated and the Office of the Comptroller of the Currency, or OCC, will take over the regulation of all federal savings associations, such as Astoria Federal. The Board of Governors of the Federal Reserve System, or FRB, will acquire the OTS’s authority over all savings and loan holding companies, such as Astoria Financial Corporation, and will also become the supervisor of all subsidiaries of savings and loan holding companies other than depository institutions. As a result, we will become subject to regulation, supervision and examination by the OCC and the FRB, rather than the OTS as is currently the case.

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

In addition, the Reform Act significantly rolls back the federal preemption of state consumer protection laws that is currently enjoyed by federal savings associations and national banks by (1) requiring that a state consumer financial law prevent or significantly interfere with the exercise of a federal savings association’s or national bank’s powers before it can be preempted, (2) mandating that any preemption decision be made on a case by case basis rather than a blanket rule; and (3) ending the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations. As a result, we may now be subject to state consumer protection laws in each state where we do business, and those laws may be interpreted and enforced differently in different states.

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

In October 2006, the OTS and other federal bank regulatory authorities published the Interagency Guidance on Nontraditional Mortgage Product Risks, or the Guidance. The Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest-only loans. The Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection.

In December 2006, the OTS published guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” or the CRE Guidance, to address concentrations of commercial real estate loans in savings associations. The CRE Guidance reinforces and enhances the OTS’s existing regulations and guidelines for real estate lending and loan portfolio management, but does not establish specific commercial real estate lending limits.

In June 2007, the OTS and other federal bank regulatory agencies, or the Agencies, issued the “Statement on Subprime Mortgage Lending,” or the Statement, to address the growing concerns facing the subprime mortgage market, particularly with respect to rapidly rising subprime default rates that may indicate borrowers do not have the ability to repay adjustable rate subprime loans originated by financial institutions. In particular, the Agencies expressed concern in the Statement that current underwriting practices do not take into account that many subprime borrowers are not prepared for “payment shock” and that the current subprime lending practices compound risk for financial institutions. The Statement describes the prudent safety and soundness and consumer protection standards that financial institutions should follow to ensure borrowers obtain loans that they can afford to repay. The Statement also reinforces the April 2007 Interagency Statement on Working with Mortgage Borrowers, in which the federal bank regulatory agencies encouraged institutions to work constructively with residential borrowers who are financially unable or reasonably expected to be unable to meet their contractual payment obligations on their home loans.

In October 2009, the Agencies adopted a policy statement supporting prudent commercial real estate mortgage loan workouts, or the Policy Statement. The Policy Statement provides guidance for examiners, and for financial institutions that are working with commercial real estate mortgage loan borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties. The Policy Statement details risk-management practices for loan workouts that support prudent and pragmatic credit and business decision-making within the framework of financial accuracy, transparency, and timely loss recognition. Financial institutions that implement prudent loan workout arrangements after performing comprehensive reviews of borrowers' financial conditions will not be subject to criticism for engaging in these efforts, even if the restructured loans have weaknesses that result in adverse credit classifications. In addition, performing loans, including those renewed or restructured on reasonable modified terms, made to creditworthy borrowers, will not be subject to adverse classification solely because the value of the underlying collateral declined. The Policy Statement reiterates existing guidance that examiners are expected to take a balanced approach in assessing institutions’ risk-management practices for loan workout activities.

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

Capital Requirements

The OTS capital regulations require federally chartered savings associations to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4% leverage capital ratio and an 8% total risk-based capital ratio. In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Astoria Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Astoria Federal’s risk profile. At December 31, 2010, Astoria Federal exceeded each of its capital requirements with a tangible capital ratio of 7.94%, leverage capital ratio of 7.94% and total risk-based capital ratio of 14.60%.

The Reform Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject to. As a result, in July 2015 we will become subject to consolidated capital requirements which we have not been subject to previously.

The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, required that the OTS and other federal banking agencies revise their risk-based capital standards to take into account IRR concentration of risk and the risks of non-traditional activities. The OTS regulations do not include a specific IRR component of the risk-based capital requirement. However, the OTS monitors the IRR of individual institutions through a variety of means, including an analysis of the change in net portfolio value, or NPV. NPV is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities and, therefore, hypothetically represents the value of an institution’s net worth. The OTS has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions. In addition, OTS Thrift Bulletin 13a provides guidance on the management of IRR and the responsibility of boards of directors in that area. The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding NPV analysis. The OTS has not imposed any such requirements on Astoria Federal.

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

Prompt Corrective Regulatory Action

FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” the severity of which depends upon the institution’s degree of capitalization. Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” and the plan must be guaranteed by any parent holding company. In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under the OTS regulations, generally, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater and its leverage capital ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 2010, Astoria Federal was considered “well capitalized” by the OTS, with a total risk-based capital ratio of 14.60%, Tier 1 risk-based capital ratio of 13.33% and leverage capital ratio of 7.94%.

Insurance of Deposit Accounts

Astoria Federal is a member of the DIF and pays its deposit insurance assessments to the DIF.

Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under this new assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories, based on the institution’s most recent supervisory ratings and capital ratios. For institutions within Risk Category I, assessment rates generally depend upon a combination of CAMELS (capital adequacy, asset quality, management, earnings, liquidity, sensitivity to market risk) component ratings and financial ratios, or for large institutions with long-term debt issuer ratings, such as Astoria Federal, assessment rates depend on a combination of long-term debt issuer ratings, CAMELS component ratings and financial ratios. The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than three basis points from one quarter to the next, that adjustments cannot result in rates more than three basis points above or below the base rates and that rates cannot be negative. The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. In December 2010, the FDIC amended its regulations to increase the designated reserve ratio of the DIF from 1.25% to 2.00% of estimated insured deposits of the DIF effective January 1, 2011. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the designated reserve ratio.

As a result of the failures of a number of banks and thrifts, there has been a significant increase in the loss provisions of the DIF. This resulted in a decline in the DIF reserve ratio during 2008 below the then minimum designated reserve ratio of 1.15%. As a result, the FDIC was required to establish a restoration plan to restore the reserve ratio to 1.15% within a period of five years, which was subsequently extended to eight years. In order to restore the reserve ratio to 1.15%, the FDIC adopted a final rule in February 2009 which set the initial base assessment rates beginning April 1, 2009 and provided for the following adjustments to an institution's assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount. The current initial base assessment rates range from twelve to sixteen basis points for Risk Category I institutions and are twenty-two basis points for Risk Category II institutions, thirty-two basis points for Risk Category III institutions and forty-five basis points for Risk Category IV institutions. Total base assessment rates, after applying all possible adjustments, currently range from seven to seventy-seven and one-half basis points of deposits.

The Reform Act increased the minimum designated reserve ratio for the DIF from 1.15% to 1.35% of insured deposits, which must be reached by September 30, 2020, and provides that in setting the assessments necessary to meet the new requirement, the FDIC shall offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion in assets, such as Astoria Federal. In October 2010, the FDIC adopted a new restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act. Among other things, the new restoration plan provided that the FDIC would forego a uniform three basis point increase in initial assessments rates that was previously scheduled to take effect on January 1, 2011. The FDIC pursued further rulemaking in 2011 regarding the method that will be used to reach the reserve ratio of 1.35% so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets.

In accordance with the Reform Act, on February 7, 2011, the FDIC adopted a final rule that redefines the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, rather than on deposit bases, and adopts a new assessment rate schedule, as well as alternative rate schedules that become effective when the reserve ratio reaches certain levels. The final rule also makes conforming changes to the unsecured debt and brokered deposit adjustments to assessment rates, eliminates the secured liability adjustment and creates a new assessment rate adjustment for unsecured debt held that is issued by another insured depository institution.

The new rate schedule and other revisions to the assessment rules become effective April 1, 2011 and will be used to calculate our June 30, 2011 invoices for assessments due September 30, 2011. As revised by the final rule, the initial base assessment rates for depository institutions with total assets of less than $10 billion will range from five to nine basis points for Risk Category I institutions and are fourteen basis points for Risk Category II institutions, twenty-three basis points for Risk Category III institutions and thirty-five basis points for Risk Category IV institutions. However, for large insured depository institutions, generally defined as those with at least $10 billion in total assets, such as Astoria Federal, the final rule eliminates risk categories and the use of long-term debt issuer ratings when calculating the initial base assessment rates and combines CAMELS ratings and financial measures into two scorecards, one for most large insured depository institutions and another for highly complex insured depository institutions, to calculate assessment rates. A highly complex institution is generally defined as an insured depository institution with more than $50 billion in total assets that is controlled by a parent company with more than $500 billion in total assets. Each scorecard would have two components—a performance score and loss severity score, which will be combined and converted to an initial assessment rate. The FDIC will have the ability to adjust a large or highly complex insured depository institution’s total score by a maximum of 15 points, up or down based upon significant risk factors that are not captured by the scorecard. The FDIC will seek comment on updated guidelines on the large bank adjustment process and will not adjust assessment rates until the updated guidelines are approved by the FDIC’s Board of Directors. Under the new assessment rate schedule, effective April 1, 2011, the initial base assessment rate for large and highly complex insured depository institutions will range from five to thirty-five basis points, and total base assessment rates, after applying all the unsecured debt and brokered deposit adjustments, will range from two and one-half to forty-five basis points.

Under the Federal Deposit Insurance Reform Act of 2005, institutions that were in existence on December 31, 1996 and paid deposit insurance assessments prior to that date, or were a successor to such an institution, were granted a One-Time Assessment Credit in 2006. Astoria Federal received a $14.0 million One-Time Assessment Credit which was used to offset 100% of the 2007 deposit insurance assessment and 90% of the 2008 deposit insurance assessment. During the 2009 first quarter, we utilized the remaining balance of this credit. Our expense for FDIC deposit insurance assessments totaled $24.1 million in 2010 and $22.7 million in 2009.

In November 2009, the FDIC adopted a final rule which required insured depository institutions to prepay their projected quarterly deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009, together with their regular deposit insurance assessment for the third quarter of 2009, which for Astoria Federal totaled $105.7 million.

The FDIC adopted a final rule in May 2009 imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009. Our FDIC special assessment totaled $9.9 million for the year ended December 31, 2009.

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Financing Corporation payments will continue until the bonds mature in 2017 through 2019. Our expense for these payments totaled $1.4 million in 2010 and $1.5 million in 2009.

In October 2008, the FDIC announced a temporary increase in the standard maximum deposit insurance amount from $100,000 to $250,000 per depositor through December 31, 2009, in response to the financial crises affecting the banking system and financial markets. In May 2009, President Obama signed the Helping Families Save Their Homes Act of 2009, which, among other provisions, extended the expiration date of the temporary increase in the standard maximum deposit insurance amount from December 31, 2009 to December 31, 2013. To reflect this extension, the FDIC adopted a final rule in September 2009 extending the increase in deposit insurance from $100,000 to $250,000 per depositor through December 31, 2013. Subsequently, the Reform Act permanently increased the standard maximum deposit insurance amount from $100,000 to $250,000, effective July 2010. In August 2010, the FDIC adopted final rules conforming its regulations to the provisions of the Reform Act relating to the new permanent standard maximum deposit insurance amount.

In November 2008, the FDIC adopted the Temporary Liquidity Guarantee Program, or TLGP, pursuant to its authority to prevent “systemic risk” in the U.S. banking system. The TLGP was announced by the FDIC in October 2008 as an initiative to counter the system-wide crisis in the nation’s financial sector. The TLGP included a Debt Guarantee Program and a Transaction Account Guarantee Program. We participated in the TLGP.

Under the Transaction Account Guarantee Program of the TLGP, or the TAGP, the FDIC fully insured non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions through December 31, 2010, as extended in April 2010. For institutions participating in the TAGP, a ten basis point annualized fee was added to the institution’s quarterly insurance assessment in 2009 for balances in non-interest bearing transaction accounts that exceeded the existing deposit insurance limit of $250,000. In 2010, this fee increased to fifteen basis points for Astoria Federal. Our expense for the TAGP totaled $227,000 in 2010 and $124,000 in 2009.

In place of the TAGP which expired on December 31, 2010, and in accordance with certain provisions of the Reform Act, the FDIC adopted further rules in November and December 2010 which provide for temporary unlimited insurance coverage of certain non-interest bearing transaction accounts. Such coverage begins on December 31, 2010 and terminates on December 31, 2012. Beginning January 1, 2013, such accounts will be insured under the general deposit insurance coverage rules of the FDIC. Unlike the TAGP, the new rules do not cover NOW accounts and the FDIC will not charge a separate assessment for the insurance of non-interest bearing transaction accounts. Instead the FDIC will take into account the cost of this additional insurance coverage in determining the amount of the assessment it charges under its new risk-based assessment system.

Loans to One Borrower

Under the HOLA, savings associations are generally subject to the national bank limits on loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution's unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral. Astoria Federal is in compliance with applicable loans to one borrower limitations. At December 31, 2010, Astoria Federal’s largest aggregate amount of loans to one borrower totaled $77.2 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Astoria Federal.

Qualified Thrift Lender Test

The HOLA requires savings associations to meet a Qualified Thrift Lender, or QTL, test. Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2010, Astoria Federal maintained in excess of 92% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months in the year ended December 31, 2010. Therefore, Astoria Federal qualified under the QTL test.

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

The OTS regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments. As the subsidiary of a savings and loan holding company, Astoria Federal must file a notice with the OTS at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Astoria Federal must file an application to receive the approval of the OTS for a proposed capital distribution. During 2010, we were required to file applications with the OTS for proposed capital distributions. Astoria Federal paid dividends to Astoria Financial Corporation totaling $77.3 million in 2010.

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

Assessments

The OTS charges assessments to recover the costs of examining savings associations and their affiliates. These assessments are based on three components: the size of the association, on which the basic assessment is based; the association’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1.00 billion in trust assets, serviced for others loans aggregating more than $1.00 billion, or had certain off-balance sheet assets aggregating more than $1.00 billion. We also pay semi-annual assessments for the holding company. We paid a total of $3.0 million in assessments for the year ended December 31, 2010 and $3.1 million for the year ended December 31, 2009.

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

Transactions with Related Parties

Astoria Federal is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, or FRA, and Regulation W issued by the FRB, as well as additional limitations as adopted by the Director of the OTS. OTS regulations regarding transactions with affiliates conform to Regulation W. These provisions, among other things, prohibit, limit or place restrictions upon a savings institution extending credit to, or entering into certain transactions with, its affiliates (which for Astoria Federal would include us and our non-federally chartered savings association subsidiaries, if any), principal stockholders, directors and executive officers. In addition, the OTS regulations include additional restrictions on savings associations under Section 11 of HOLA, including provisions prohibiting a savings association from making a loan to an affiliate that is engaged in non-bank holding company activities and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary. The OTS regulations also include certain specific exemptions from these prohibitions. The FRB and the OTS require each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W and the OTS regulations regarding transactions with affiliates.

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

Federal Home Loan Bank System

Astoria Federal is a member of the FHLB System which consists of twelve regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. Astoria Federal, as a member of the FHLB-NY, is currently required to acquire and hold shares of the FHLB-NY Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB-NY Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Astoria Federal, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB-NY, which consists principally of residential mortgage loans and mortgage-backed securities including CMOs and REMICs, held by Astoria Federal. The activity-based stock purchase requirement for Astoria Federal is equal to the sum of: (1) 4.5% of outstanding borrowings from the FHLB-NY; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB-NY, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for Astoria Federal is zero; and (4) a specified percentage ranging from 0% to 5% of the carrying value on the FHLB-NY’s balance sheet of derivative contracts between the FHLB-NY and its members, which for Astoria Federal is also zero. The FHLB-NY can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB-NY capital plan.

Astoria Federal was in compliance with the FHLB-NY minimum stock investment requirements with an investment in FHLB-NY stock at December 31, 2010 of $149.2 million. Dividends from the FHLB-NY to Astoria Federal amounted to $9.3 million for the year ended December 31, 2010.

Federal Reserve System

FRB regulations require federally chartered savings associations to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $10.7 million and $58.8 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $58.8 million. The first $10.7 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Astoria Federal is in compliance with the foregoing requirements.

Required reserves must be maintained in the form of either vault cash, an account at a Federal Reserve Bank or a pass-through account as defined by the FRB. Pursuant to the Emergency Economic Stabilization Act of 2008, or EESA, the Federal Reserve Banks pay interest on depository institutions’ required and excess reserve balances. The interest rate paid on required reserve balances is currently the average target federal funds rate over the reserve maintenance period. The rate on excess balances will be set equal to the lowest target federal funds rate in effect during the reserve maintenance period.

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

Tax Bad Debt Reserves

Effective for tax years commencing January 1, 1996, federal tax legislation modified the methods by which a thrift computes its bad debt deduction. As a result, Astoria Federal is required to claim a deduction equal to its actual loan loss experience, and the “reserve method” is no longer available. Any cumulative reserve additions (i.e., bad debt deductions) in excess of actual loss experience for tax years 1988 through 1995 have been fully recaptured over a six year period. Generally, reserve balances as of December 31, 1987 will only be subject to recapture upon distribution of such reserves to shareholders. For further discussion of bad debt reserves, see “Distributions.”

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

Change in Tax Treatment of Fannie Mae and Freddie Mac Preferred Stock

Section 301 of the EESA changed the tax treatment of gains or losses from the sale or exchange of Fannie Mae or Freddie Mac preferred stock by an “applicable financial institution,” such as Astoria Federal, by stating that a gain or loss on Fannie Mae or Freddie Mac preferred stock shall be treated as ordinary gain or loss instead of capital gain or loss, as was previously the case. This change, which was enacted in the 2008 fourth quarter, provides tax relief to banking organizations that have suffered losses on certain direct and indirect investments in Fannie Mae and Freddie Mac preferred stock. As a result, we recognized the tax effects of other-than-temporary impairment, or OTTI, charges on our investment in Freddie Mac preferred stock as an ordinary loss in our financial statements for the years ended December 31, 2008 and 2009.

State and Local Taxation

The following is a general discussion of taxation in New York State and New York City, which are the two principal tax jurisdictions affecting our operations.

New York State Taxation

New York State imposes an annual franchise tax on banking corporations, based on net income allocable to New York State, at a rate of 7.1%. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, “alternative” net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. We were subject to the alternative minimum tax for New York State for the year ended December 31, 2010. In addition, New York State imposes a tax surcharge of 17.0% of the New York State Franchise Tax, calculated using an annual franchise tax rate of 9.0% (which represents the 2000 annual franchise tax rate), allocable to business activities carried on in the Metropolitan Commuter Transportation District. These taxes apply to us, Astoria Federal and certain of Astoria Federal’s subsidiaries. Certain other subsidiaries are subject to a general business corporation tax in lieu of the tax on banking corporations or are subject to taxes of other jurisdictions. The rules regarding the determination of net income allocated to New York State and alternative minimum taxes differ for these subsidiaries.

New York State passed legislation during 2010 to conform the bad debt deduction allowed under Article 32 of the New York State tax law to the bad debt deduction allowed for federal income tax purposes. As a result, Astoria Federal no longer establishes or maintains a New York reserve for losses on loans and is required to claim a deduction for bad debts in an amount equal to its actual loan loss experience. In addition, this legislation eliminated the potential recapture of the New York tax bad debt reserve that could have otherwise occurred in certain circumstances under New York State tax law prior to 2010.

Fidata qualifies for alternative tax treatment under Article 9A of the New York State tax law as a Connecticut PIC. Fidata maintains an office in Norwalk, Connecticut and invests in loans secured by real property. Such loans constitute intangible investments permitted to be held by a Connecticut PIC.

New York City Taxation

Astoria Federal is also subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Franchise Tax. New York City also enacted legislation during 2010 that is substantially similar to the New York State legislation described above. A significant portion of Astoria Federal’s entire net income is derived from outside of the New York City jurisdiction which has the effect of significantly reducing the New York City taxable income of Astoria Federal. We were subject to the alternative minimum tax for New York City (which is similar to the New York State alternative minimum tax) for the year ended December 31, 2010.

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

At December 31, 2010, $2.80 billion of our borrowings contain features that would allow them to be called prior to their contractual maturity. This would generally occur during periods of rising interest rates. If this were to occur, we would need to either renew the borrowings at a potentially higher rate of interest, which would negatively impact our net interest income, or repay such borrowings. If we sell securities or other assets to fund the repayment of such borrowings, any decline in estimated market value with respect to the securities or assets sold would be realized and could result in a loss upon such sale.

Interest rates do and will continue to fluctuate. We cannot predict future Federal Open Market Committee or FRB actions or other factors that will cause rates to change. No assurance can be given that changes in interest rates or mortgage loan prepayments will not have a negative impact on our net interest income, net interest rate spread or net interest margin.

Our results of operations are affected by economic conditions in the New York metropolitan area and nationally.

Our retail banking and a significant portion of our lending business (approximately 45% of our one-to-four family and 94% of our multi-family and commercial real estate mortgage loan portfolios at December 31, 2010) are concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut. As a result of this geographic concentration, our results of operations largely depend upon economic conditions in this area, although they also depend on economic conditions in other areas.

We are operating in a challenging economic environment, both nationally and locally. Financial institutions continue to be affected by continued softness in the housing and real estate market. Depressed real estate values and home sales volumes and financial stress on borrowers as a result of the current economic environment, including elevated unemployment levels, have had an adverse effect on our borrowers and their customers, which has adversely affected our results of operations and may continue to do so in the future, as well as adversely affect our financial condition. In addition, depressed real estate values have adversely affected the value of property used as collateral for our loans. At December 31, 2010, the average loan-to-value ratio of our mortgage loan portfolio was less than 61% based on current principal balances and original appraised values. However, no assurance can be given that the original appraised values are reflective of current market conditions as we have experienced significant declines in real estate values in all markets in which we lend.

As a residential lender, we are particularly vulnerable to the impact of a severe job loss recession. Significant increases in job losses and unemployment have a negative impact on the financial condition of residential borrowers and their ability to remain current on their mortgage loans. Continued weakness or deterioration in national and local economic conditions, including an accelerating pace of job losses, particularly in the New York metropolitan area, could have a material adverse impact on the quality of our loan portfolio, which could result in increases in loan delinquencies, causing a decrease in our interest income as well as an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses and related provision and a decrease in net income. Such deterioration could also adversely impact the demand for our products and services, and, accordingly, our results of operations.

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

While we are primarily a one-to-four family mortgage lender, we also originate multi-family and commercial real estate loans. At December 31, 2010, $2.19 billion, or 16%, of our total loan portfolio consisted of multi-family loans and $771.7 million, or 5%, of our total loan portfolio consisted of commercial real estate loans. Multi-family and commercial real estate loans generally involve a greater degree of credit risk than one-to-four family mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by multi-family properties and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. At December 31, 2010, non-performing multi-family and commercial real estate loans totaled $36.7 million, or 1.24% of our total portfolio of multi-family and commercial real estate loans.

We have originated multi-family and commercial real estate loans in areas other than the New York metropolitan area. At December 31, 2010, loans in states other than New York, New Jersey and Connecticut comprised 6% of the total multi-family and commercial real estate loan portfolio. We could be subject to additional risks with respect to multi-family and commercial real estate lending in areas other than the New York metropolitan area since we have less experience in these areas with this type of lending and less direct oversight of the local market and the borrowers’ operations.

We did not originate any multi-family and commercial real estate loans during 2010. However, we expect to resume originations in the New York City multi-family mortgage market in 2011.

Astoria Federal’s ability to pay dividends or lend funds to us is subject to regulatory limitations which, to the extent we need but are not able to access such funds, may prevent us from making future dividend payments or principal and interest payments due on our debt obligations.

We are a unitary savings and loan association holding company currently regulated by the OTS and almost all of our operating assets are owned by Astoria Federal. We rely primarily on dividends from Astoria Federal to pay cash dividends to our stockholders, to engage in share repurchase programs and to pay principal and interest on our debt obligations. The OTS regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments. As the subsidiary of a savings and loan association holding company, Astoria Federal must file a notice with the OTS at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Astoria Federal must file an application to receive the approval of the OTS for a proposed capital distribution. During 2010, we were required to file applications with the OTS for proposed capital distributions and we anticipate that in 2011 we will continue to be required to file such applications for proposed capital distributions.

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

The Reform Act imposes further restrictions on transactions with affiliates and extensions of credit to executive officers, directors and principal shareholders, by, among other things, expanding covered transactions to include securities lending, repurchase agreement and derivatives activities with affiliates. These changes are effective on the latter of July 21, 2012 or one year after the Designated Transfer Date.

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

Financial institutions have been the subject of recent significant legislative and regulatory changes and may be the subject of further significant legislation or regulation in the future, none of which is within our control. Significant new laws or regulations or changes in, or repeals of, existing laws or regulations, including those with respect to federal and state taxation, may cause our results of operations to differ materially. In addition, the cost and burden of compliance, over time, have significantly increased and could adversely affect our ability to operate profitably. Further, federal monetary policy significantly affects credit conditions for Astoria Federal, as well as for our borrowers, particularly as implemented through the Federal Reserve System, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements. A material change in any of these conditions could have a material impact on Astoria Federal or our borrowers, and therefore on our results of operations.

As a result of the financial crisis which occurred in the banking and financial markets, the U.S. government implemented various programs to stabilize the U.S. financial markets. We expect to continue to face increased regulation and supervision of our industry as a result of the financial crisis and there will be additional requirements and conditions imposed on us to the extent that we participate in any of the programs established or to be established by the Treasury or by the federal bank regulatory agencies. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.

The FDIC restoration plan and related rulemaking may have a further material impact on our results of operations.

In light of the failures of a significant number of banks and thrifts over the past several years, which has resulted in substantial losses to the DIF, in July 2010, the Reform Act increased the minimum designated reserve ratio for the DIF from 1.15% to 1.35% of insured deposits, which must be reached by September 30, 2020, and provides that in setting the assessments necessary to meet the new requirement, the FDIC shall offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion in assets, such as Astoria Federal. In October 2010, the FDIC adopted a new restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act. The FDIC pursued further rulemaking in 2011 regarding the method that will be used to reach the reserve ratio of 1.35% so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets.

On February 7, 2011, the FDIC adopted a final rule that redefines the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, rather than on deposit bases, as required by the Reform Act, and revises the risk-based assessment system for all large insured depository institutions as described in greater detail under “Regulation and Supervision - Insurance of Deposit Accounts.” The adoption of this final rule could result in even higher FDIC deposit insurance assessments effective April 1, 2011, which could further increase non-interest expense and have a material impact on our results of operations.

The recent adoption of regulatory reform legislation has created uncertainty and may have a material effect on our operations and capital requirements.

As a result of the financial crisis which occurred in the banking and financial markets commencing in the second half of 2007, the overall bank regulatory climate is now marked by caution, conservatism and a renewed focus on compliance and risk management. There are many provisions of the Reform Act which are to be implemented through regulations to be adopted by the federal bank regulatory agencies within specified time frames following the effective date of the Reform Act, which creates a risk of uncertainty as to the effect that such provisions will ultimately have. Although it is not possible for us to determine at this time whether the Reform Act will have a material effect on our business, financial condition or results of operations, we believe the following provisions of the Reform Act will have an impact on us:

•
The elimination of our primary federal regulator, the OTS, and the assumption by the OCC of regulatory authority over all federal savings associations, such as Astoria Federal, and the acquisition by the FRB of regulatory authority over all savings and loan holding companies, such as Astoria Financial Corporation, as well as all subsidiaries of savings and loan holding companies other than depository institutions. Although the laws and regulations currently applicable to us generally will not change by virtue of the elimination of the OTS (except to the extent such laws have been modified by the Reform Act), the application of these laws and regulations may vary as administered by the OCC and the FRB.

•
The creation of the CFPB, which will have the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations and, with respect to institutions of our size, will have exclusive examination and enforcement authority with respect to such laws and regulations. As a new independent bureau within the FRB, it is possible that the CFPB will focus more attention on consumers and may impose requirements more severe than the previous bank regulatory agencies, which at a minimum, could increase our operating and compliance costs.

•
The significant roll back of the federal preemption of state consumer protection laws that is currently enjoyed by federal savings associations and national banks. As a result, we may now be subject to state consumer protection laws in each state where we do business, and those laws may be interpreted and enforced differently in different states.

•
The establishment of consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies, as discussed below.

•
The increase in the minimum designated reserve ratio for the DIF from 1.15% to 1.35% of insured deposits, which must be reached by September 30, 2020, and the requirement that deposit insurance assessments be based on average consolidated total assets minus average tangible equity, rather than on deposit bases. As a result of these provisions, our deposit insurance premiums are expected to increase, and the increase may be substantial, as previously discussed.

The Reform Act also includes provisions, subject to further rulemaking by the federal bank regulatory agencies, that may affect our future operations, including provisions that create minimum standards for the origination of mortgage loans, restrict proprietary trading by banking entities, restrict the sponsorship of and investment in hedge funds and private equity funds by banking entities and remove certain obstacles to the conversion of savings associations to national banks. We will not be able to determine the impact of these provisions until final rules are promulgated to implement these provisions and other regulatory guidance is provided interpreting these provisions.

As a result of the Reform Act and other proposed changes, we may become subject to more stringent capital requirements.

The Reform Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject, and the new requirements will effectively eliminate the use of trust preferred securities as a component of Tier 1 capital for depository institution holding companies of our size. As a result, in July 2015, we will become subject to consolidated capital requirements which we have not been subject to previously, and we will not be permitted to include our Capital Securities as a component of Tier 1 capital when we become subject to these consolidated capital requirements.

In addition, the Basel Committee on Banking Supervision recently announced the new “Basel III” capital rules, which set new standards for common equity, Tier 1 and total capital, determined on a risk-weighted basis. It is not yet known how these standards, which will be phased in over a period of years, will be implemented by U.S. regulators generally or how they will be applied to financial institutions of our size.

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

Both Fannie Mae and Freddie Mac are under conservatorship with the Federal Housing Finance Agency. On February 11, 2011, the Obama administration presented the U.S. Congress with a report of its proposals for reforming America’s housing finance market with the goal of scaling back the role of the U.S. government in, and promoting the return of private capital to, the mortgage markets and ultimately winding down Fannie Mae and Freddie Mac. Without mentioning a specific time frame, the report calls for the reduction of the role of Fannie Mae and Freddie Mac in the mortgage markets by, among other things, reducing conforming loan limits, increasing guarantee fees and requiring larger down payments by borrowers. The report presents three options for the long-term structure of housing finance, all of which call for the unwinding of Fannie Mae and Freddie Mac and a reduced role of the government in the mortgage market: (1) a system with U.S. government insurance limited to a narrowly targeted group of borrowers; (2) a system similar to (1) above except with an expanded guarantee during times of crisis; and (3) a system where the U.S. government offers catastrophic reinsurance for the securities of a targeted range of mortgages behind significant private capital. We cannot be certain if or when Fannie Mae and Freddie Mac will be wound down, if or when reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted.

Changes in the fair value of our securities may reduce our stockholders’ equity and net income.

At December 31, 2010, $562.0 million of our securities were classified as available-for-sale. The estimated fair value of our available-for-sale securities portfolio may increase or decrease depending on changes in interest rates. In general, as interest rates rise, the estimated fair value of our fixed rate securities portfolio will decrease. Our securities portfolio is comprised primarily of fixed rate securities. We increase or decrease stockholders’ equity by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax effect, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease will be recovered over the life of the securities.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

We operate 85 full-service banking offices, of which 50 are owned and 35 are leased. We own our principal executive office located in Lake Success, New York. We are obligated under a lease commitment through 2017 for our mortgage operating facility in Mineola, New York. At December 31, 2010, approximately two-thirds of this facility was sublet. We also lease office facilities for our wholly-owned subsidiaries Fidata in Norwalk, Connecticut, and Suffco in Farmingdale, New York. We believe such facilities are suitable and adequate for our operational needs. For further information regarding our lease obligations, see Item 7, “MD&A” and Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

We own an office building with a net carrying value of $14.7 million at December 31, 2010 which was classified as held-for-sale prior to September 30, 2009. The building is located in Lake Success, New York and formerly housed our lending operations, which were relocated in March 2008 to the leased facility in Mineola, New York, discussed above. Due to economic and real estate market conditions, we were unable to sell the building at a reasonable price within a reasonable period of time. Therefore, as of September 30, 2009, the office building was no longer classified as held-for-sale. We currently plan to resume our use of the building and relocate certain of our operations into the building in 2011. For further information regarding this office building, see Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

City of New York Notice of Determination
By “Notice of Determination” dated September 14, 2010, the City of New York has notified us of an alleged tax deficiency in the amount of $5.2 million, including interest and penalties, related to our 2006 tax year. The deficiency relates to our operation of two subsidiaries of Astoria Federal, Fidata and AF Mortgage. Fidata is a passive investment company which maintains offices in Connecticut. AF Mortgage is an operating subsidiary through which Astoria Federal engaged in lending activities outside the State of New York. We disagree with the assertion of the tax deficiency and we filed a Petition for Hearing with the City of New York on December 6, 2010 to oppose the Notice of Determination. At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at December 31, 2010 with respect to this matter.

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

McAnaney Litigation
In 2004, an action entitled David McAnaney and Carolyn McAnaney, individually and on behalf of all others similarly situated vs. Astoria Financial Corporation, et al. was commenced in the U.S. District Court for the Eastern District of New York, or the District Court. The action, commenced as a class action, alleges that in connection with the satisfaction of certain mortgage loans made by Astoria Federal, The Long Island Savings Bank, FSB, which was acquired by Astoria Federal in 1998, and their related entities, customers were charged attorney document preparation fees, recording fees and facsimile fees allegedly in violation of the federal Truth in Lending Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Act and the New York State Deceptive Practices Act, and alleges actions based upon breach of contract, unjust enrichment and common law fraud.

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

On June 29, 2010, we reached an agreement in principle to settle the remaining claims in such action in the amount of $7.9 million. A stipulation, or the Agreement, detailing the terms of that settlement was entered into on July 30, 2010. In entering into the Agreement, we did not acknowledge any liability in the matter and further indicated that the Agreement is intended to resolve all claims arising from or related to the aforementioned case. The Agreement received approval from the District Court on January 25, 2011. A final order and judgment dismissing the complaint on its merits and with prejudice was filed on February 11, 2011. The settlement was recognized in other non-interest expense in our consolidated statement of income during the 2010 second quarter.

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

On April 12, 2010, we entered into a final binding settlement of this matter with the U.S. Government in an amount equal to $6.2 million. Legal expense related to this matter has been recognized as it has been incurred. The settlement was recognized in other non-interest income in our consolidated statement of income during the 2010 second quarter.

ITEM 4.         (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR ASTORIA FINANCIAL CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange, or NYSE, under the symbol “AF.” The table below shows the high and low sale prices reported by the NYSE for our common stock during the periods indicated.

	2010		2009
	High	Low	High	Low
First Quarter	$15.29	$12.02	$17.25	$5.85
Second Quarter	17.55	13.73	10.82	6.62
Third Quarter	14.86	11.55	11.84	7.98
Fourth Quarter	14.27	12.03	13.18	9.24

As of February 15, 2011, we had 3,235 shareholders of record. As of December 31, 2010, there were 97,877,469 shares of common stock outstanding.

The following schedule summarizes the cash dividends paid per common share for the periods indicated.

	2010	2009
First Quarter	$0.13	$0.13
Second Quarter	0.13	0.13
Third Quarter	0.13	0.13
Fourth Quarter	0.13	0.13

On January 26, 2011, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, payable on March 1, 2011, to common stockholders of record as of the close of business on February 15, 2011. As in the past, our Board of Directors reviews the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other factors.

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

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return on Astoria Financial Corporation common stock, or AFC Common Stock, during the five fiscal years ended December 31, 2010, with the cumulative total returns of both a broad market index, the Standard & Poor’s, or S&P, 500 Stock Index, and a peer group index, the Financials Sector of the S&P 400 Mid-cap Index. The comparison assumes $100 was invested on December 31, 2005 in AFC Common Stock and in each of the S&P indices and assumes that all of the dividends were reinvested.

AFC Common Stock, Market and Peer Group Indices

	AFC Common Stock	S&P 500 Stock Index	S&P Midcap 400 Financials Index
December 31, 2005	$100.00	$100.00	$100.00
December 31, 2006	105.88	115.79	115.87
December 31, 2007	84.95	122.16	101.12
December 31, 2008	63.21	76.96	74.14
December 31, 2009	50.63	97.33	83.67
December 31, 2010	58.96	111.99	100.18

Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions. At December 31, 2010, a maximum of 8,107,300 shares may yet be purchased under this plan, however, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

On June 17, 2010, our Chief Executive Officer, George L. Engelke, Jr., submitted his annual certification to the NYSE indicating that he was not aware of any violation by Astoria Financial Corporation of NYSE corporate governance listing standards as of the June 17, 2010 certification date.

ITEM 6.         SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data. This financial data is derived in part from, and should be read in conjunction with, our consolidated financial statements and related notes.

	At December 31,
(In Thousands)	2010	2009	2008	2007	2006
Selected Financial Data:
Total assets	$18,089,269	$20,252,179	$21,982,111	$21,719,368	$21,554,519
Repurchase agreements	51,540	40,030	24,060	24,218	71,694
Securities available-for-sale	561,953	860,694	1,390,440	1,313,306	1,560,325
Securities held-to-maturity	2,003,784	2,317,885	2,646,862	3,057,544	3,779,356
Loans receivable, net	14,021,548	15,586,673	16,593,415	16,076,068	14,891,749
Deposits	11,599,000	12,812,238	13,479,924	13,049,438	13,224,024
Borrowings, net	4,869,204	5,877,834	6,965,274	7,184,658	6,836,002
Stockholders' equity	1,241,780	1,208,614	1,181,769	1,211,344	1,215,754
	For the Year Ended December 31,
(In Thousands, Except Per Share Data)	2010	2009	2008	2007	2006
Selected Operating Data:
Interest income	$855,299	$997,541	$1,089,711	$1,105,322	$1,086,814
Interest expense	421,732	568,772	694,327	771,794	696,429
Net interest income	433,567	428,769	395,384	333,528	390,385
Provision for loan losses	115,000	200,000	69,000	2,500	-
Net interest income after provision for loan losses	318,567	228,769	326,384	331,028	390,385
Non-interest income	81,188	79,801	11,180	75,790	91,350
General and administrative expense	284,918	270,056	233,260	231,273	221,803
Income before income tax expense	114,837	38,514	104,304	175,545	259,932
Income tax expense	41,103	10,830	28,962	50,723	85,035
Net income	$73,734	$27,684	$75,342	$124,822	$174,897
Basic earnings per common share	$0.78	$0.30	$0.83	$1.37	$1.84
Diluted earnings per common share	$0.78	$0.30	$0.82	$1.35	$1.79

	At or For the Year Ended December 31,
	2010		2009		2008		2007		2006

Selected Financial Ratios and Other Data:

Return on average assets	0.38%		0.13%		0.35%		0.58%		0.80%
Return on average stockholders' equity	6.02		2.31		6.24		10.39		13.73
Return on average tangible stockholders' equity (1)	7.09		2.74		7.37		12.28		16.06

Average stockholders' equity to average assets	6.28		5.68		5.55		5.57		5.83
Average tangible stockholders' equity to average tangible assets (1)(2)	5.38		4.84		4.74		4.75		5.02
Stockholders' equity to total assets	6.86		5.97		5.38		5.58		5.64
Tangible common stockholders' equity to tangible assets (tangible capital ratio) (1)(2)	5.90		5.10		4.57		4.77		4.82

Net interest rate spread (3)	2.28		2.04		1.80		1.50		1.76
Net interest margin (4)	2.35		2.13		1.91		1.62		1.87
Average interest-earning assets to average interest-bearing liabilities	1.03	x	1.03	x	1.03	x	1.03	x	1.03	x

General and administrative expense to average assets	1.46%		1.28%		1.07%		1.07%		1.01%
Efficiency ratio (5)	55.35		53.10		57.37		56.50		46.04

Cash dividends paid per common share	$0.52		$0.52		$1.04		$1.04		$0.96
Dividend payout ratio	66.67%		173.33%		126.83%		77.04%		53.63%

Asset Quality Ratios:

Non-performing loans to total loans (6)	2.75		2.59		1.43		0.42		0.28
Non-performing loans to total assets (6)	2.16		2.02		1.09		0.31		0.20
Non-performing assets to total assets (6)(7)	2.51		2.25		1.20		0.36		0.20
Allowance for loan losses to non-performing loans (6)	51.57		47.49		49.88		115.97		189.84
Allowance for loan losses to non-accrual loans	51.68		47.56		49.89		116.78		192.06
Allowance for loan losses to total loans	1.42		1.23		0.71		0.49		0.53

Other Data:

Number of deposit accounts	753,984		817,632		865,391		888,838		928,647
Mortgage loans serviced for others (in thousands)	$1,443,709		$1,379,259		$1,225,656		$1,272,220		$1,363,591
Full service banking offices	85		85		85		86		86
Regional lending offices	3		3		3		3		3
Full time equivalent employees	1,565		1,592		1,575		1,615		1,626

(1)	Tangible stockholders' equity represents stockholders' equity less goodwill.
(2)	Tangible assets represent assets less goodwill.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.
(5)	Efficiency ratio represents general and administrative expense divided by the sum of net interest income plus non-interest income.
(6)
Non-performing loans consist of all non-accrual loans and all mortgage loans delinquent 90 days or more as to their maturity date but not their interest due and exclude loans held-for-sale and loans that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to accrual status. Restructured accruing loans totaled $49.2 million, $26.0 million, $1.1 million, $1.2 million and $1.5 million at December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

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

During the year ended December 31, 2010, the national economy stabilized from the volatility experienced in 2008 and 2009 and showed signs of improvement as evidenced by, among other things, a decrease in the unemployment rate and moderate job growth. However, softness in the housing and real estate markets persist and unemployment levels remain elevated with a national unemployment rate of 9.4% for December 2010. The recent financial crisis and continued concern for the stability of the banking and financial systems resulted in the passage of the Reform Act in July 2010. The Reform Act is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. As described in more detail in Part I, Item 1A, “Risk Factors,” certain aspects of the Reform Act will have an impact on us, including the combination of our primary regulator, the OTS, with the OCC, the imposition of consolidated holding company capital requirements, changes to deposit insurance assessments and the roll back of federal preemption applicable to certain of our operations.

As the premier Long Island community bank, our goals are to enhance shareholder value while building a solid banking franchise. We focus on growing our core businesses of mortgage portfolio lending and retail banking while maintaining strong asset quality and controlling operating expenses. We also provide returns to shareholders through dividends.

Total assets decreased during the year ended December 31, 2010 primarily due to decreases in our loan and securities portfolios. The decrease in our loan portfolio was primarily due to decreases in our one-to-four family, multi-family and commercial real estate mortgage loan portfolios resulting from repayments which outpaced our origination and purchase volume. One-to-four family loan repayments remained at elevated levels as interest rates on thirty year fixed rate conforming mortgages, which we do not retain for portfolio, remained at historic lows and as loans in our portfolio qualified under the expanded conforming loan limits they were refinanced into fixed rate conforming mortgages. We decided to not aggressively compete against the thirty year fixed rate conforming mortgage market in the current low interest rate environment. In response to declining customer demand for adjustable rate products, we currently originate and retain for portfolio jumbo fifteen year fixed rate mortgage loans. The decrease in our securities portfolio was primarily due to cash flows from repayments exceeding securities purchased, which reflects our decision to limit purchases of securities in the current low interest rate environment.

Total deposits decreased during the year ended December 31, 2010, due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, NOW and demand deposit and money market accounts. During the year ended December 31, 2010, we continued to allow high cost certificates of deposit to run off as total assets declined. The increases in low cost savings, NOW and demand deposit and money market accounts appear to reflect customer preference for the liquidity these types of deposits provide over the rates currently offered for longer term certificates of deposit. Cash flows from mortgage loan repayments and securities repayments in excess of mortgage loan originations and purchases, securities purchases and deposit outflows enabled us to repay a portion of our matured borrowings during the year ended December 31, 2010, which resulted in a decrease in our borrowings portfolio from December 31, 2009. During the first half of 2010, we increased longer term borrowings to take advantage of the then current rates on such borrowings and during 2010 we offered aggressive rates on long term certificates of deposit to extend the maturities of these deposits. Our efforts to extend the maturities of certificates of deposit and borrowings aid in our IRR management by reducing our exposure to rising interest rates.

Net income increased for the year ended December 31, 2010, compared to the year ended December 31, 2009. This increase was due to a decrease in provision for loan losses, an increase in net interest income and an increase in non-interest income, partially offset by increases in income tax expense and non-interest expense.

The allowance for loan losses at December 31, 2010 increased somewhat from December 31, 2009, although the balance has declined since both June 30, 2010 and September 30, 2010. Total loan delinquencies, including non-performing loans, remained relatively flat during the first half of 2010, but declined during the second half, resulting in a decrease from December 31, 2009 to December 31, 2010. The provision for loan losses decreased for the year ended December 31, 2010 compared to the year ended December 31, 2009. This decrease reflects the stabilizing trend in overall asset quality experienced in 2010. The allowance for loan losses at December 31, 2010 reflects the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, as well as our evaluation of the housing and real estate markets and overall economy.

Net interest income, the net interest margin and the net interest rate spread for the year ended December 31, 2010 increased compared to the year ended December 31, 2009, primarily due to the costs of interest-bearing liabilities declining more rapidly than the yields on interest-earning assets, partially offset by a decrease in the average balance of net interest-earning assets. This net cost savings is reflective of the magnitude and timing of the downward repricing of our liabilities in the current low interest rate environment. Interest expense for the year ended December 31, 2010 decreased, compared to the year ended December 31, 2009, primarily due to decreases in the average costs and average balances of certificates of deposit, borrowings and Liquid CDs. Interest income for the year ended December 31, 2010 decreased, compared to the year ended December 31, 2009, primarily due to decreases in the average balances of mortgage loans and mortgage-backed and other securities, coupled with decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities.

Non-interest income for the year ended December 31, 2010 increased slightly compared to the year ended December 31, 2009. This increase was primarily due to an increase in other non-interest income and an OTTI charge recorded in 2009, substantially offset by gain on sales of securities in 2009 and a decrease in customer service fees. The increase in other non-interest income was primarily due to the settlement of the Goodwill Litigation in 2010 discussed in Part I, Item 3, “Legal Proceedings,” coupled with an increase in net gain on sales of non-performing loans held-for-sale and a reduction in lower of cost or market write-downs associated with such loans.

The increase in non-interest expense for the year ended December 31, 2010, compared to the year ended December 31, 2009, was primarily due to increases in other non-interest expense and compensation and benefits expense, partially offset by the FDIC special assessment recorded in 2009. The increase in other non-interest expense was primarily due to the settlement of the McAnaney Litigation in 2010 discussed in Part I, Item 3, “Legal Proceedings,” coupled with increases in REO related expense and legal fees. The increase in compensation and benefits expense was primarily due to increases in employee stock ownership plan, or ESOP, related expense and incentive and stock-based compensation, partially offset by a decrease in the net periodic cost of pension and other postretirement benefits. The increase in income tax expense for the year ended December 31, 2010 compared to the year ended December 31, 2009 is primarily due to the increase in pre-tax income.

We remain cautiously optimistic with respect to the outlook for credit quality and expect credit costs will continue to decline over the next several quarters. However, the operating environment for residential mortgage portfolio lenders remains challenging. While the U.S. government continues to subsidize the residential mortgage market, the recent interest rate increase for thirty year fixed rate mortgage loans should result in lower loan prepayments which we expect will, more than likely, result in less portfolio shrinkage. For 2011, we anticipate maintaining a relatively stable net interest margin which, when coupled with lower credit costs, should mitigate the earnings impact from a smaller average balance sheet and the anticipated impact of higher FDIC insurance premium expense. We will continue to strengthen the balance sheet by continuing to originate quality residential mortgage loans for portfolio. We expect capital levels will continue to increase as earnings continue to improve which should position us to take advantage of future balance sheet growth opportunities that may arise.

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

Allowance for Loan Losses

Our allowance for loan losses is established and maintained through a provision for loan losses based on our evaluation of the probable inherent losses in our loan portfolio. We evaluate the adequacy of our allowance on a quarterly basis. The allowance is comprised of both specific valuation allowances and general valuation allowances. The total allowance for loan losses is available for losses applicable to the entire portfolio.

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

Loan reviews are completed quarterly for all loans individually classified by our Asset Classification Committee. Individual loan reviews are generally completed annually for multi-family, commercial real estate and construction mortgage loans with balances of $2.0 million or greater, commercial business loans with balances of $200,000 or greater and troubled debt restructurings. In addition, we generally review annually borrowing relationships whose combined outstanding balance is $2.0 million or greater. Approximately fifty percent of the outstanding principal balance of these loans to a single borrowing entity will be reviewed annually.

The primary considerations in establishing specific valuation allowances are the current estimated value of a loan’s underlying collateral and the loan’s payment history. We update our estimates of collateral value for non-performing multi-family, commercial real estate and construction mortgage loans with balances of $1.0 million or greater and one-to-four family mortgage loans which are 180 days or more delinquent, annually, and certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral. For one-to-four family mortgage loans, updated estimates of collateral value are obtained primarily through automated valuation models. For multi-family and commercial real estate properties, we estimate collateral value through appraisals or internal cash flow analyses, when current financial information is available, coupled with, in most cases, an inspection of the property. Other current and anticipated economic conditions on which our specific valuation allowances rely are the impact that national and/or local economic and business conditions may have on borrowers, the impact that local real estate markets may have on collateral values, the level and direction of interest rates and their combined effect on real estate values and the ability of borrowers to service debt. For multi-family and commercial real estate loans, additional factors specific to a borrower or the underlying collateral are considered. These factors include, but are not limited to, the composition of tenancy, occupancy levels for the property, location of the property, cash flow estimates and, to a lesser degree, the existence of personal guarantees. We also review all regulatory notices, bulletins and memoranda with the purpose of identifying upcoming changes in regulatory conditions which may impact our calculation of specific valuation allowances. The OTS periodically reviews our reserve methodology during regulatory examinations and any comments regarding changes to reserves or loan classifications are considered by management in determining valuation allowances.

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

As a result of our updated charge-off and loss analyses, we modified certain allowance coverage percentages during each quarter of 2010 to reflect our current estimates of the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances. Based on our evaluation of the housing and real estate markets and overall economy, in particular the unemployment rate, and the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, we determined that an allowance for loan losses of $201.5 million was required at December 31, 2010, compared to $194.0 million at December 31, 2009, resulting in a provision for loan losses of $115.0 million for the year ended December 31, 2010. The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at the reporting dates.

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

At December 31, 2010, our MSR had an estimated fair value of $9.2 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.96%, a weighted average constant prepayment rate on mortgages of 19.94% and a weighted average life of 3.8 years. At December 31, 2009, our MSR had an estimated fair value of $8.9 million and were valued based on expected future cash flows considering a weighted average discount rate of 11.02%, a weighted average constant prepayment rate on mortgages of 20.85% and a weighted average life of 3.8 years.

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

At December 31, 2010, the carrying amount of our goodwill totaled $185.2 million. On September 30, 2010, we performed our annual goodwill impairment test and determined the estimated fair value of our reporting unit to be in excess of its carrying amount. Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.

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

Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer. GSE issuance mortgage-backed securities comprised 96% of our securities portfolio at December 31, 2010. Non-GSE issuance mortgage-backed securities at December 31, 2010 comprised 2% of our securities portfolio and had an amortized cost of $61.4 million, 34% of which are classified as available-for-sale and 66% of which are classified as held-to-maturity. Substantially all of our non-GSE issuance securities have a AAA credit rating and they have performed similarly to our GSE issuance securities. Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices.

The fair value of our investment portfolio is primarily impacted by changes in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of OTTI considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes. At December 31, 2010, we had 59 securities with an estimated fair value totaling $532.7 million which had an unrealized loss totaling $9.6 million. Of the securities in an unrealized loss position at December 31, 2010, $21.7 million, with an unrealized loss of $441,000, have been in a continuous unrealized loss position for more than twelve months. At December 31, 2010, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

There were no OTTI charges during the year ended December 31, 2010. We recorded an OTTI charge of $5.3 million during the year ended December 31, 2009 to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities. Our analysis of the market value trends of these securities indicated that based on the duration of the unrealized loss and the unlikelihood of a near-term market value recovery, as of March 31, 2009, our Freddie Mac perpetual preferred securities were other-than-temporarily impaired and of such little value that a write-off of our remaining cost basis was warranted. At December 31, 2010, the securities’ market values totaled $2.2 million which is recorded as an unrealized gain on our available-for-sale securities. OTTI charges are included as a component of non-interest income in the consolidated statements of income.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. As mortgage interest rates increase, customers’ refinance activities tend to decelerate causing the cash flow from both our mortgage loan portfolio and our mortgage-backed securities portfolio to decrease. When mortgage rates decrease, the opposite tends to occur. Principal payments on loans and securities totaled $5.81 billion for the year ended December 31, 2010 and $5.33 billion for the year ended December 31, 2009. The increase in loan and securities repayments for the year ended December 31, 2010, compared to the year ended December 31, 2009, was primarily due to an increase in loan repayments as interest rates on thirty year fixed rate conforming mortgages, which we originate but do not retain for portfolio, remained at historic lows and as loans in our portfolio qualified under the expanded conforming loan limits they were refinanced into fixed rate conforming mortgages. Additionally, the low interest rate environment provided the incentive for some of our existing borrowers to refinance into new ARM loans at lower rates. The increase also reflects an increase in securities repayments, primarily due to calls of higher yielding securities. The underlying collateral for our securities portfolio is also primarily fixed rate mortgage loans.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings.  However, for the years ended December 31, 2010 and 2009, net deposit and borrowing activity resulted in a use of funds.  Net cash provided by operating activities totaled $265.4 million for the year ended December 31, 2010 and $168.3 million for the year ended December 31, 2009.  Deposits decreased $1.21 billion during the year ended December 31, 2010 and decreased $667.7 million during the year ended December 31, 2009. The net decreases in deposits for the years ended December 31, 2010 and 2009 were primarily due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, NOW and demand deposit and money market accounts.  During the year ended December 31, 2010, we continued to allow high cost certificates of deposit to run off as total assets declined.  The increases in low cost savings, NOW and demand deposit and money market accounts during the year ended December 31, 2010 appear to reflect customer preference for the liquidity these types of deposits provide over the rates currently offered for longer term certificates of deposit.  The increases in these accounts during the year ended December 31, 2009 reflected the decrease in competition for core community deposits from that which we experienced during 2008.

Net borrowings decreased $1.01 billion during the year ended December 31, 2010 and decreased $1.09 billion during the year ended December 31, 2009.  The decreases in net borrowings during the years ended December 31, 2010 and 2009 were primarily due to cash flows from mortgage loan and securities repayments in excess of mortgage loan originations and purchases, securities purchases and deposit outflow which enabled us to repay a portion of our matured borrowings.

During the first half of 2010, we increased longer term borrowings to take advantage of the then current rates on such borrowings and during most of 2010 we offered aggressive rates on long term certificates of deposit to extend the maturities of these deposits.  Our efforts to extend the maturities of certificates of deposit and borrowings aid in our IRR management by reducing our exposure to rising interest rates.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities.  Gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2010 totaled $2.89 billion, of which $2.45 billion were originations and $438.6 million were purchases, all of which were one-to-four family mortgage loans.  This compares to gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2009 totaling $3.16 billion, of which $2.77 billion were originations and $390.3 million were purchases, substantially all of which were one-to-four family mortgage loans.  Overall one-to-four family mortgage loan origination and purchase volume for portfolio has been negatively affected by the historic low interest rates on thirty year fixed rate conforming mortgages, which we do not retain for portfolio, and the expanded conforming loan limits.  Purchases of securities totaled $958.5 million during the year ended December 31, 2010 and $706.6 million during the year ended December 31, 2009.

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

We maintain liquidity levels to meet our operational needs in the normal course of our business.  The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities.  Cash and due from banks and repurchase agreements, our most liquid assets, totaled $119.0 million at December 31, 2010, compared to $111.6 million at December 31, 2009.  At December 31, 2010, we had $1.12 billion in borrowings with a weighted average rate of 3.63% maturing over the next twelve months.  We have the flexibility to either repay or rollover these borrowings as they mature. Included in our borrowings are various obligations which, by their terms, may be called by the securities dealers and the FHLB-NY.  We believe the potential for these borrowings to be called does not present liquidity concerns as they have various call dates and coupons and we believe we can readily obtain replacement funding, albeit at higher rates.  In addition, we had $3.75 billion in certificates of deposit and Liquid CDs at December 31, 2010 with a weighted average rate of 1.44% maturing over the next twelve months.  We have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.  However, should our balance sheet continue to contract, we may see a reduction in borrowings and/or deposits.

The following table details our borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates at December 31, 2010.

				Certificates of Deposit
	Borrowings			and Liquid CDs
			Weighted			Weighted
			Average			Average
(Dollars in Millions)	Amount		Rate	Amount		Rate
Contractual Maturity:
2011	$1,122		3.63%	$3,747	(1)	1.44%
2012	1,144	(2)	4.62	2,059		2.45
2013	425		2.01	322		3.07
2014	100		2.23	284		3.02
2015	200	(3)	4.18	637		2.92
2016 and thereafter	1,879	(4)	4.72	-		-
Total	$4,870		4.14%	$7,049		2.01%

(1)	Includes $468.7 million of Liquid CDs with a weighted average rate of 0.25% and $3.28 billion of certificates of deposit with a weighted average rate of 1.61%.
(2)	Includes $850.0 million of borrowings, with a weighted average rate of 4.39%, which are callable by the counterparty in 2011 and at various times thereafter.
(3)	Callable by the counterparty in 2011 and at various times thereafter.
(4)	Includes $1.75 billion of borrowings, with a weighted average rate of 4.35%, which are callable by the counterparty in 2011 and at various times thereafter.

Additional sources of liquidity at the holding company level have included issuances of securities into the capital markets, including private issuances of trust preferred securities and senior debt.  Holding company debt obligations, which are included in other borrowings, are further described below.

Our Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are prepayable, in whole or in part, at our option at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value.  The terms of the Junior Subordinated Debentures limit our ability to pay dividends or otherwise make distributions if we are in default or have elected to defer interest payments otherwise due under the Junior Subordinated Debentures.  Such limitations do not apply, however, to dividends payable in shares of our common stock or to stock that has been issued pursuant to our dividend reinvestment plan or our equity incentive plans.  The Junior Subordinated Debentures were issued to Astoria Capital Trust I as part of the transaction in which Astoria Capital Trust I issued trust preferred securities.

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

On May 19, 2010, we filed an automatic shelf registration statement on Form S-3 with the SEC, which was declared effective immediately upon filing.  This shelf registration statement allows us to periodically offer and sell, from time to time, in one or more offerings, individually or in any combination, common stock, preferred stock, debt securities, capital securities, guarantees, warrants to purchase common stock or preferred stock and units consisting of one or more of the foregoing.  The shelf registration statement provides us with greater capital management flexibility and enables us to more readily access the capital markets in order to pursue growth opportunities that may become available to us in the future or should there be any changes in the regulatory environment that call for increased capital requirements.  Although the shelf registration statement does not limit the amount of the foregoing items that we may offer and sell pursuant to the shelf registration statement, our ability and any decision to do so is subject to market conditions and our capital needs.  At this time, we do not have any immediate plans or current commitments to sell securities under the shelf registration statement.

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

Astoria Financial Corporation’s primary uses of funds include payment of interest on its debt obligations, payment of dividends and repurchases of common stock.  During 2010, Astoria Financial Corporation paid interest totaling $26.6 million and dividends totaling $48.7 million.  On January 26, 2011, we declared a quarterly cash dividend of $0.13 per share on shares of our common stock payable on March 1, 2011 to stockholders of record as of the close of business on February 15, 2011.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions. As of December 31, 2010, a maximum of 8,107,300 shares may yet be purchased under this plan, however, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal.  During 2010, Astoria Federal paid dividends to Astoria Financial Corporation totaling $77.3 million.  Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation.  During 2010, we were required to file applications with the OTS for proposed capital distributions and we anticipate that in 2011 we will continue to be required to file such applications for proposed capital distributions.  For further discussion of limitations on capital distributions from Astoria Federal, see Item 1, “Business - Regulation and Supervision.”

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At December 31, 2010, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 7.94%, leverage capital ratio of 7.94% and total risk-based capital ratio of 14.60%.  The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%.  Astoria Federal’s Tier 1 risk-based capital ratio was 13.33% as of December 31, 2010.  As of December 31, 2010, Astoria Federal continues to be a well capitalized institution for all bank regulatory purposes.

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

Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments.  Commitments to sell loans totaled $73.8 million at December 31, 2010 and represent obligations to sell loans either servicing retained or servicing released on a mandatory delivery or best efforts basis.  We enter into commitments to sell loans as an economic hedge against our pipeline of conforming fixed rate loans which we originate primarily for sale into the secondary market.  The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.

The following table details our contractual obligations at December 31, 2010.

	Payments due by period
		Less than	One to	Three to	More than
(In Thousands)	Total	One Year	Three Years	Five Years	Five Years
On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$4,863,866	$1,116,000	$1,569,000	$300,000	$1,878,866
Off-balance sheet contractual obligations:
Minimum rental payments due under non-cancelable operating leases	76,000	7,696	15,047	13,764	39,493
Commitments to originate and purchase loans (1)	454,001	454,001	-	-	-
Commitments to fund unused lines of credit (2)	270,642	270,642	-	-	-
Total	$5,664,509	$1,848,339	$1,584,047	$313,764	$1,918,359

(1)	Commitments to originate and purchase loans include commitments to originate loans held-for-sale of $54.8 million.
(2)	Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions.  For further information regarding these liabilities, see Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”  We also have contingent liabilities related to assets sold with recourse and standby letters of credit.  We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market.  Generally the loans we sell are subject to recourse for fraud and adherence to underwriting or quality control guidelines.  We were required to repurchase one loan totaling $210,000 during 2010 as a result of these recourse provisions.  The principal balance of loans sold with recourse provisions, in addition to fraud and adherence to underwriting or quality control guidelines, amounted to $296.4 million at December 31, 2010.  We estimate the liability for such loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse.  The carrying amount of this liability was immaterial at December 31, 2010.  We also have a collateralized repurchase obligation due to the sale of certain long-term fixed rate municipal revenue bonds to an investment trust fund for proceeds that approximated par value.  The trust fund has a put option that requires us to repurchase the securities for specified amounts prior to maturity under certain specified circumstances, as defined in the agreement.  The outstanding option balance on the agreement totaled $7.6 million at December 31, 2010.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  The guarantees generally extend for a term of up to one year and are fully collateralized.  For each guarantee issued, if the customer defaults on a payment or performance to the third party, we would have to perform under the guarantee.  Outstanding standby letters of credit totaled $310,000 at December 31, 2010.

See Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for additional information regarding our commitments and contingent liabilities.

Comparison of Financial Condition and Operating Results for the Years Ended December 31, 2010 and 2009

Financial Condition

Total assets decreased $2.16 billion to $18.09 billion at December 31, 2010, from $20.25 billion at December 31, 2009.  The decrease in total assets is primarily due to decreases in loans receivable and securities.

Loans receivable, net, decreased $1.57 billion to $14.02 billion at December 31, 2010, from $15.59 billion at December 31, 2009.  This decrease was a result of repayments outpacing our mortgage loan origination and purchase volume during the year ended December 31, 2010.

Mortgage loans decreased $1.51 billion to $13.83 billion at December 31, 2010, from $15.34 billion at December 31, 2009.  This decrease was primarily due to decreases in our one-to-four family, multi-family and commercial real estate mortgage loan portfolios.  Mortgage loan repayments increased to $4.14 billion for the year ended December 31, 2010, from $3.82 billion for the year ended December 31, 2009.  Gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2010 totaled $2.89 billion, of which $2.45 billion were originations and $438.6 million were purchases, all of which were one-to-four family mortgage loans.  This compares to gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2009 totaling $3.16 billion, of which $2.77 billion were originations and $390.3 million were purchases, substantially all of which were one-to-four family mortgage loans.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans.  Our one-to-four family mortgage loan portfolio decreased $1.04 billion to $10.86 billion at December 31, 2010, from $11.90 billion at December 31, 2009, and represented 76.8% of our total loan portfolio at December 31, 2010.  The decrease was primarily the result of the levels of repayments which outpaced our originations and purchases during the year ended December 31, 2010.  One-to-four family mortgage loan origination and purchase volume for portfolio has been negatively affected by the historic low interest rates for thirty year fixed rate conforming mortgages and the expanded conforming loan limits resulting in more borrowers opting for thirty year fixed rate conforming mortgages which we do not retain for portfolio.  In response to declining customer demand for adjustable rate products, we currently originate and retain for portfolio jumbo fifteen year fixed rate mortgage loans.  During the year ended December 31, 2010, the loan-to-value ratio of our one-to-four family mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 61% and the loan amount averaged approximately $734,000.

Our multi-family mortgage loan portfolio decreased $371.2 million to $2.19 billion at December 31, 2010, from $2.56 billion at December 31, 2009.  Our commercial real estate loan portfolio decreased $95.1 million to $771.7 million at December 31, 2010, from $866.8 million at December 31, 2009.  The decreases in these loan portfolios are attributable to repayments, the sale or transfer to held-for-sale of certain delinquent and non-performing loans and the absence of new multi-family and commercial real estate loan originations.  We did not originate any multi-family and commercial real estate loans during the year ended December 31, 2010.  Multi-family and commercial real estate loan originations totaled $11.5 million for the year ended December 31, 2009, and were primarily originated in the first quarter of 2009.  We expect to resume originations in the New York City multi-family mortgage market in 2011.

Securities decreased $612.8 million to $2.57 billion at December 31, 2010, from $3.18 billion at December 31, 2009.  This decrease was primarily the result of principal payments received of $1.57 billion, including $251.0 million related to securities which were called, partially offset by purchases of $958.5 million.  At December 31, 2010, our securities portfolio is comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost totaling $2.48 billion, a weighted average current coupon of 3.84%, a weighted average collateral coupon of 5.39% and a weighted average life of 2.4 years.

Deposits decreased $1.21 billion to $11.60 billion at December 31, 2010, from $12.81 billion at December 31, 2009, due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, NOW and demand deposit and money market accounts.  Certificates of deposit decreased $1.51 billion since December 31, 2009 to $6.58 billion at December 31, 2010.  Liquid CDs decreased $242.8 million since December 31, 2009 to $468.7 million at December 31, 2010.  Savings accounts increased $357.6 million since December 31, 2009 to $2.40 billion at December 31, 2010.  NOW and demand deposit accounts increased $128.2 million since December 31, 2009 to $1.77 billion at December 31, 2010.  Money market accounts increased $49.5 million since December 31, 2009 to $376.3 million at December 31, 2010.  During the year ended December 31, 2010, we continued to allow high cost certificates of deposit to run off as total assets declined.  The increases in low cost savings, NOW and demand deposit and money market accounts appear to reflect customer preference for the liquidity these types of deposits provide over the rates currently offered on longer term certificates of deposit.

Total borrowings, net, decreased $1.01 billion to $4.87 billion at December 31, 2010, from $5.88 billion at December 31, 2009.  The net decrease in total borrowings was primarily the result of cash flows from mortgage loan and securities repayments exceeding mortgage loan originations and purchases, securities purchases and deposit outflow which enabled us to repay a portion of our matured borrowings.

Stockholders' equity increased $33.2 million to $1.24 billion at December 31, 2010, from $1.21 billion at December 31, 2009.  The increase in stockholders’ equity was due to net income of $73.7 million, the allocation of shares held by the ESOP of $11.6 million and stock-based compensation of $8.0 million.  These increases were partially offset by dividends declared of $48.7 million and an increase in accumulated other comprehensive loss of $12.4 million.  The increase in accumulated other comprehensive loss was primarily due to a decrease in the funded status of our defined benefit pension plans at December 31, 2010 compared to December 31, 2009.

Results of Operations

General

Net income for the year ended December 31, 2010 increased $46.0 million to $73.7 million, from $27.7 million for the year ended December 31, 2009.  Diluted earnings per common share increased to $0.78 per share for the year ended December 31, 2010, from $0.30 per share for the year ended December 31, 2009.  Return on average assets increased to 0.38% for the year ended December 31, 2010, from 0.13% for the year ended December 31, 2009.  Return on average stockholders’ equity increased to 6.02% for the year ended December 31, 2010, from 2.31% for the year ended December 31, 2009.  Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, increased to 7.09% for the year ended December 31, 2010, from 2.74% for the year ended December 31, 2009.  The increase in the return on average assets for the year ended December 31, 2010, compared to the year ended December 31, 2009, was due to the increase in net income, coupled with the decrease in average assets.  The increases in the returns on average stockholders’ equity and average tangible stockholders’ equity for the year ended December 31, 2010, compared to the year ended December 31, 2009, were primarily due to the increase in net income.

Our results of operations for the year ended December 31, 2010 include $6.2 million ($4.0 million, after tax) of non-interest income related to the Goodwill Litigation settlement, $7.9 million ($5.1 million, after tax) of non-interest expense related to the McAnaney Litigation settlement and a $1.5 million ($981,000, after tax) charge against non-interest income related to an impairment write-down of premises and equipment.  These net charges reduced diluted earnings per common share by $0.02 per share for the year ended December 31, 2010.  These net charges also reduced our return on average assets by 1 basis point, return on average stockholders’ equity by 17 basis points and return on average tangible stockholders’ equity by 20 basis points for the year ended December 31, 2010.

Our results of operations for the year ended December 31, 2009 include a $9.9 million ($6.4 million, after-tax) FDIC special assessment, a $5.3 million ($3.4 million, after-tax) OTTI charge to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities and a $1.6 million ($1.0 million, after-tax) lower of cost or market write-down of premises and equipment held-for-sale.  These charges reduced diluted earnings per common share by $0.12 per share for the year ended December 31, 2009.  These charges also reduced our return on average assets by 5 basis points, return on average stockholders’ equity by 91 basis points and return on average tangible stockholders’ equity by 107 basis points for the year ended December 31, 2009.

For further discussion of the Goodwill Litigation and McAnaney Litigation settlements, see Part I, Item 3, “Legal Proceedings.”  For further discussion of the FDIC special assessment, see “Non-Interest Expense.”  For further discussion of the OTTI charge, see “Critical Accounting Policies - Securities Impairment.”  For further discussion of the impairment and lower of cost or market write-down of premises and equipment, see Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

For the year ended December 31, 2010, net interest income increased $4.8 million to $433.6 million, from $428.8 million for the year ended December 31, 2009.  The net interest margin increased to 2.35% for the year ended December 31, 2010, from 2.13% for the year ended December 31, 2009.  The net interest rate spread increased to 2.28% for the year ended December 31, 2010, from 2.04% for the year ended December 31, 2009.  The average balance of net interest-earning assets decreased $69.9 million to $571.9 million for the year ended December 31, 2010, from $641.8 million for the year ended December 31, 2009.

The increases in net interest income, the net interest margin and the net interest rate spread for the year ended December 31, 2010, compared to the year ended December 31, 2009, were primarily due to the costs of interest-bearing liabilities declining more rapidly than the yields on interest-earning assets, partially offset by a decrease in the average balance of net interest-earning assets.  This net cost savings is reflective of the magnitude and timing of the downward repricing of our liabilities in the current low interest rate environment.  Interest expense for the year ended December 31, 2010 decreased, compared to the year ended December 31, 2009, primarily due to decreases in the average costs and average balances of certificates of deposit, borrowings and Liquid CDs.  Interest income for the year ended December 31, 2010 decreased, compared to the year ended December 31, 2009, primarily due to decreases in the average balances of mortgage loans and mortgage-backed and other securities, coupled with decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the periods indicated.  Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown.  Average balances are derived from average daily balances.  The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

					For the Year Ended December 31,
			2010				2009				2008
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$11,694,736		$529,319	4.53%	$12,166,413		$609,724	5.01%	$11,962,010		$637,297	5.33%
Multi-family, commercial real estate and construction	3,258,928		196,541	6.03	3,680,486		217,480	5.91	3,947,413		234,922	5.95
Consumer and other loans (1)	325,579		10,572	3.25	336,545		10,882	3.23	345,019		17,325	5.02
Total loans	15,279,243		736,432	4.82	16,183,444		838,086	5.18	16,254,442		889,544	5.47
Mortgage-backed and other securities (2)	2,790,097		109,206	3.91	3,494,966		149,655	4.28	4,194,320		185,160	4.41
Federal funds sold, repurchase agreements and interest-earning cash accounts	197,584		390	0.20	226,689		448	0.20	88,650		1,939	2.19
FHLB-NY stock	172,511		9,271	5.37	181,472		9,352	5.15	207,535		13,068	6.30
Total interest-earning assets	18,439,435		855,299	4.64	20,086,571		997,541	4.97	20,744,947		1,089,711	5.25
Goodwill	185,151				185,151				185,151
Other non-interest-earning assets	902,804				822,036				820,216
Total assets	$19,527,390				$21,093,758				$21,750,314

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,187,047		8,838	0.40	$1,928,842		7,806	0.40	$1,863,622		7,551	0.41
Money market	343,996		1,533	0.45	317,168		2,095	0.66	311,910		3,189	1.02
NOW and demand deposit	1,675,680		1,092	0.07	1,534,131		1,064	0.07	1,470,402		1,290	0.09
Liquid CDs	595,693		2,637	0.44	884,436		10,659	1.21	1,225,153		36,792	3.00
Total core deposits	4,802,416		14,100	0.29	4,664,577		21,624	0.46	4,871,087		48,822	1.00
Certificates of deposit	7,496,429		176,915	2.36	8,728,580		293,747	3.37	8,192,114		345,075	4.21
Total deposits	12,298,845		191,015	1.55	13,393,157		315,371	2.35	13,063,201		393,897	3.02
Borrowings	5,568,740		230,717	4.14	6,051,655		253,401	4.19	7,069,155		300,430	4.25
Total interest-bearing liabilities	17,867,585		421,732	2.36	19,444,812		568,772	2.93	20,132,356		694,327	3.45
Non-interest-bearing liabilities	434,347				451,677				410,082
Total liabilities	18,301,932				19,896,489				20,542,438
Stockholders’ equity	1,225,458				1,197,269				1,207,876
Total liabilities and stockholders’ equity	$19,527,390				$21,093,758				$21,750,314

Net interest income/ net interest rate spread (3)			$433,567	2.28%			$428,769	2.04%			$395,384	1.80%

Net interest-earning assets/ net interest margin (4)	$571,850			2.35%	$641,759			2.13%	$612,591			1.91%

Ratio of interest-earning assets to interest-bearing liabilities	1.03	x			1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Compared to			Compared to
	Year Ended December 31, 2009			Year Ended December 31, 2008
	Increase (Decrease)			Increase (Decrease)
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
One-to-four family	$(23,163)	$(57,242)	$(80,405)	$10,853	$(38,426)	$(27,573)
Multi-family, commercial real estate and construction	(25,289)	4,350	(20,939)	(15,865)	(1,577)	(17,442)
Consumer and other loans	(373)	63	(310)	(415)	(6,028)	(6,443)
Mortgage-backed and other securities	(28,313)	(12,136)	(40,449)	(30,171)	(5,334)	(35,505)
Federal funds sold, repurchase agreements and interest-earning cash accounts	(58)	-	(58)	1,286	(2,777)	(1,491)
FHLB-NY stock	(471)	390	(81)	(1,514)	(2,202)	(3,716)
Total	(77,667)	(64,575)	(142,242)	(35,826)	(56,344)	(92,170)
Interest-bearing liabilities:
Savings	1,032	-	1,032	370	(115)	255
Money market	162	(724)	(562)	53	(1,147)	(1,094)
NOW and demand deposit	28	-	28	59	(285)	(226)
Liquid CDs	(2,720)	(5,302)	(8,022)	(8,308)	(17,825)	(26,133)
Certificates of deposit	(37,409)	(79,423)	(116,832)	21,325	(72,653)	(51,328)
Borrowings	(19,733)	(2,951)	(22,684)	(42,829)	(4,200)	(47,029)
Total	(58,640)	(88,400)	(147,040)	(29,330)	(96,225)	(125,555)
Net change in net interest income	$(19,027)	$23,825	$4,798	$(6,496)	$39,881	$33,385

Interest Income

Interest income for the year ended December 31, 2010 decreased $142.2 million to $855.3 million, from $997.5 million for the year ended December 31, 2009, due to a decrease of $1.65 billion in the average balance of interest-earning assets to $18.44 billion for the year ended December 31, 2010, from $20.09 billion for the year ended December 31, 2009, coupled with a decrease in the average yield on interest-earning assets to 4.64% for the year ended December 31, 2010, from 4.97% for the year ended December 31, 2009.  The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balances of mortgage-backed and other securities, one-to-four family mortgage loans and multi-family, commercial real estate and construction loans.  The decrease in the average yield on interest-earning assets was the result of decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities, partially offset by an increase in the average yield on multi-family, commercial real estate and construction loans.

Interest income on one-to-four family mortgage loans decreased $80.4 million to $529.3 million for the year ended December 31, 2010, from $609.7 million for the year ended December 31, 2009, due to a decrease in the average yield to 4.53% for the year ended December 31, 2010, from 5.01% for the year ended December 31, 2009, coupled with a decrease of $471.7 million in the average balance of such loans.  The decrease in the average yield on one-to-four family mortgage loans was primarily due to new originations at lower interest rates than the rates on loans repaid over the past year and the impact of the downward repricing of our ARM loans.  The decrease in the average balance of one-to-four family mortgage loans was primarily due to the levels of repayments over the past year which have outpaced the levels of originations and purchases.  The lower interest rates and decrease in the average balance are attributable to the U.S. government subsidizing the residential mortgage market with programs designed to keep the interest rate for thirty year fixed rate conforming mortgage loans below normal market rate levels, coupled with expanded conforming loan limits.  Net premium amortization on one-to-four family mortgage loans increased $692,000 to $32.4 million for the year ended December 31, 2010, from $31.7 million for the year ended December 31, 2009 reflecting an increase in mortgage loan repayments for the year ended December 31, 2010, compared to the year ended December 31, 2009.

Interest income on multi-family, commercial real estate and construction loans decreased $21.0 million to $196.5 million for the year ended December 31, 2010, from $217.5 million for the year ended December 31, 2009, due to a decrease of $421.6 million in the average balance of such loans, partially offset by an increase in the average yield to 6.03% for the year ended December 31, 2010, from 5.91% for the year ended December 31, 2009.  The decrease in the average balance of multi-family, commercial real estate and construction loans is attributable to repayments, the sale or transfer to held-for-sale of certain delinquent and non-performing loans and the absence of new multi-family, commercial real estate and construction loan originations.  The increase in the average yield on multi-family, commercial real estate and construction loans reflects a decrease in non-performing loans for the year ended December 31, 2010 compared to the year ended December 31, 2009, due primarily to the sale of certain delinquent and non-performing loans over the past year, coupled with an increase in prepayment penalties.  Prepayment penalties increased $1.0 million to $3.4 million for the year ended December 31, 2010, from $2.4 million for the year ended December 31, 2009.

Interest income on mortgage-backed and other securities decreased $40.5 million to $109.2 million for the year ended December 31, 2010, from $149.7 million for the year ended December 31, 2009, due to a decrease of $704.9 million in the average balance of the portfolio, coupled with a decrease in the average yield to 3.91% for the year ended December 31, 2010, from 4.28% for the year ended December 31, 2009.  The decrease in the average balance of mortgage-backed and other securities is the result of repayments exceeding securities purchased over the past year.  The decrease in the average yield on mortgage-backed and other securities was primarily due to repayments on higher yielding securities and purchases of new securities with lower coupons, in the prevailing lower interest rate environment, than the weighted average coupon for the portfolio.

Interest Expense

Interest expense for the year ended December 31, 2010 decreased $147.1 million to $421.7 million, from $568.8 million for the year ended December 31, 2009, due to a decrease in the average cost of interest-bearing liabilities to 2.36% for the year ended December 31, 2010, from 2.93% for the year ended December 31, 2009, coupled with a decrease of $1.57 billion in the average balance of interest-bearing liabilities to $17.87 billion for the year ended December 31, 2010, from $19.44 billion for the year ended December 31, 2009.  The decrease in the average cost of interest-bearing liabilities was primarily due to decreases in the average costs of certificates of deposit, Liquid CDs and borrowings.  The decrease in the average balance of interest-bearing liabilities was primarily due to decreases in the average balances of certificates of deposit, borrowings and Liquid CDs.

Interest expense on total deposits decreased $124.4 million to $191.0 million for the year ended December 31, 2010, from $315.4 million for the year ended December 31, 2009, due to a decrease in the average cost of total deposits to 1.55% for the year ended December 31, 2010, from 2.35% for the year ended December 31, 2009, coupled with a decrease of $1.09 billion in the average balance of total deposits to $12.30 billion for the year ended December 31, 2010, from $13.39 billion for the year ended December 31, 2009.  The decrease in the average cost of total deposits was primarily due to the impact of the decline in interest rates over the past year on our certificates of deposit and Liquid CDs which matured and were replaced at lower interest rates.  The decrease in the average balance of total deposits was due to decreases in the average balances of certificates of deposit and Liquid CDs, partially offset by increases in the average balances of savings, NOW and demand deposit and money market accounts.

Interest expense on certificates of deposit decreased $116.8 million to $176.9 million for the year ended December 31, 2010, from $293.7 million for the year ended December 31, 2009, due to a decrease in the average cost to 2.36% for the year ended December 31, 2010, from 3.37% for the year ended December 31, 2009, coupled with a decrease of $1.23 billion in the average balance.  The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates.  The decrease in the average balance of certificates of deposit was primarily the result of our reduced focus on certificates of deposit since the second half of 2009 in response to the acceleration of mortgage loan and securities repayments.  During the year ended December 31, 2010, $6.89 billion of certificates of deposit with a weighted average rate of 2.27% and a weighted average maturity at inception of thirteen months matured and $5.21 billion of certificates of deposit were issued or repriced with a weighted average rate of 1.29% and a weighted average maturity at inception of eighteen months.

Interest expense on Liquid CDs decreased $8.1 million to $2.6 million for the year ended December 31, 2010, from $10.7 million for the year ended December 31, 2009, due to a decrease in the average cost to 0.44% for the year ended December 31, 2010, from 1.21% for the year ended December 31, 2009, coupled with a decrease of $288.7 million in the average balance.  The decrease in the average cost of Liquid CDs reflects the decline in interest rates over the past year.  The decrease in the average balance of Liquid CDs was primarily a result of our decision to maintain our pricing discipline as short-term interest rates declined.

Interest expense on borrowings decreased $22.7 million to $230.7 million for the year ended December 31, 2010, from $253.4 million for the year ended December 31, 2009, due to a decrease of $482.9 million in the average balance, coupled with a decrease in the average cost to 4.14% for the year ended December 31, 2010, from 4.19% for the year ended December 31, 2009.  The decrease in the average balance of borrowings is the result of cash flows from mortgage loan and securities repayments exceeding mortgage loan originations and purchases and securities purchases which enabled us to repay a portion of our matured borrowings.  The decrease in the average cost of borrowings reflects the repayment of higher cost borrowings as they matured and the downward repricing of borrowings which matured and were refinanced over the past year.

Provision for Loan Losses

We review our allowance for loan losses on a quarterly basis.  Material factors considered during our quarterly review are our loss experience, the composition and direction of loan delinquencies and the impact of current economic conditions.  We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  As a geographically diversified residential lender, we have been affected by negative consequences arising from the economic recession that continued throughout most of 2009 and, in particular, a sharp downturn in the housing industry nationally, as well as economic and housing industry weaknesses in the New York metropolitan area.  We are particularly vulnerable to a job loss recession.  Although the national economy stabilized from the volatility experienced in 2008 and 2009 and showed signs of improvement during 2010, softness in the housing and real estate markets persist and unemployment levels remain elevated.

The allowance for loan losses was $201.5 million at December 31, 2010 and $194.0 million at December 31, 2009.  The allowance for loan losses reflects the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, as well as our evaluation of the housing and real estate markets and overall economy, particularly the unemployment rate.  The provision for loan losses decreased $85.0 million to $115.0 million for the year ended December 31, 2010, from $200.0 million for the year ended December 31, 2009.  The decrease in the provision for loan losses reflects the stabilizing trend in overall asset quality we experienced in 2010.  The allowance for loan losses as a percentage of total loans increased to 1.42% at December 31, 2010, from 1.23% at December 31, 2009, due to a decrease in total loans, coupled with an increase in the allowance for loan losses.  The allowance for loan losses as a percentage of non-performing loans increased to 51.57% at December 31, 2010, from 47.49% at December 31, 2009, due to a decrease in non-performing loans, coupled with an increase in the allowance for loan losses.  Non-performing loans decreased $17.9 million to $390.7 million at December 31, 2010, from $408.6 million at December 31, 2009.  The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages we apply to our non-performing loans are higher than the allowance coverage percentages applied to our performing loans.

When analyzing our asset quality trends, consideration must be given to our accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio.  Included in our non-performing loans are one-to-four family mortgage loans which are 180 days or more past due.  Our primary federal banking regulator, the OTS, requires us to update our collateral values on one-to-four family mortgage loans which are 180 days past due.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its fair value less estimated selling costs.  Therefore, certain losses inherent in our non-performing one-to-four family mortgage loans are being recognized at 180 days of delinquency and annually thereafter and accordingly are charged off.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  In effect, these loans have been written down to their fair value less estimated selling costs and the inherent loss has been recognized.  Therefore, when reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs should be considered.  At December 31, 2010, non-performing loans included one-to-four family mortgage loans which were 180 days or more past due totaling $257.4 million, net of $63.0 million in charge-offs related to such loans, which had a related allowance for loan losses totaling $9.0 million.  Excluding one-to-four family mortgage loans which were 180 days or more past due at December 31, 2010 and their related allowance, the ratio of the allowance for loan losses to non-performing loans would be approximately 144%, which is a non-GAAP financial measure, compared to the ratio of the allowance for loan losses to non-performing loans of approximately 52% noted above.

We use ratio analyses as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses.  The adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio.  We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time.  Our 2010 fourth quarter analysis of loss severity on one-to-four family mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO) to the loan’s original principal balance, for the twelve months ended September 30, 2010, indicated an average loss severity of approximately 26% which is unchanged from our analysis of loss severity in the 2010 third quarter.  Our analysis of loss severity in the 2009 fourth quarter indicated an average loss severity of approximately 27%.  Our analysis in the 2010 fourth quarter primarily reviewed one-to-four family REO sales which occurred during the twelve months ended September 30, 2010 and included both full documentation and reduced documentation loans in a variety of states with varying years of origination.  Our 2010 fourth quarter analysis of charge-offs on multi-family, commercial real estate and construction loans, primarily related to loan sales, during the twelve months ended September 30, 2010, indicates an average loss severity of approximately 35%.  This compares to an average loss severity of approximately 41% from our 2010 third quarter analysis and approximately 40% from our 2009 fourth quarter analysis.  We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses.  However, the uniqueness of each multi-family, commercial real estate and construction loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses.  We also obtain updated estimates of collateral value on our non-performing multi-family, commercial real estate and construction loans with balances of $1.0 million or greater.  We believe that using the loss experience of the past year (twelve months prior to the quarterly analysis) is reflective of the current economic and real estate environment.  The ratio of the allowance for loan losses to non-performing loans was approximately 52% at December 31, 2010, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses.

Net loan charge-offs totaled $107.6 million, or seventy basis points of average loans outstanding, for the year ended December 31, 2010.  This compares to net loan charge-offs of $125.0 million, or seventy-seven basis points of average loans outstanding, for the year ended December 31, 2009.  The decrease in net loan charge-offs for the year ended December 31, 2010, compared to the year ended December 31, 2009, was due to decreases in net charge-offs on multi-family, construction and one-to-four family mortgage loans, partially offset by an increase in net charge-offs on commercial real estate loans.  Our non-performing loans, which are comprised primarily of mortgage loans, decreased $17.9 million to $390.7 million, or 2.75% of total loans, at December 31, 2010, from $408.6 million, or 2.59% of total loans, at December 31, 2009.  This decrease was primarily due to a net decrease of $30.8 million in non-performing multi-family, commercial real estate and construction loans, partially offset by an increase of $12.2 million in non-performing one-to-four family mortgage loans.  We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  If the sale and reclassification to held-for-sale of certain delinquent and non-performing mortgage loans, primarily multi-family and commercial real estate loans, during the year ended December 31, 2010 had not occurred, our non-performing loans would have been $86.8 million higher, which amount is gross of $26.3 million in net charge-offs and lower of cost or market write-downs taken on such loans.

We continue to adhere to prudent underwriting standards.  We underwrite our one-to-four family mortgage loans primarily based upon our evaluation of the borrower’s ability to pay.  We obtain updated estimates of collateral value for non-performing multi-family, commercial real estate and construction loans with balances of $1.0 million or greater and one-to-four family mortgage loans which are 180 days or more delinquent, annually, and certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral.  We monitor property value trends in our market areas to determine what impact, if any, such trends may have on our loan-to-value ratios and the adequacy of the allowance for loan losses.

During the 2010 first quarter, total delinquencies decreased reflecting a decrease in 30-89 day delinquent loans, partially offset by an increase in non-performing loans.  The unemployment rate decreased slightly to 9.7% for March 2010 and there were nominal job gains for the quarter totaling 162,000, at the time of our analysis.  Net loan charge-offs also decreased for the 2010 first quarter compared to the 2009 fourth quarter.  We continued to update our charge-off and loss analysis during the 2010 first quarter and modified our allowance coverage percentages accordingly.  The combination of these factors, as well as our evaluation of the continued weakness in the housing and real estate markets and overall economy, resulted in an increase in our allowance for loan losses to $210.7 million at March 31, 2010 and a provision for loan losses of $45.0 million for the 2010 first quarter.  During the 2010 second quarter, 30-59 day delinquencies increased primarily due to two borrowing relationships totaling $33.1 million at June 30, 2010 for which the June loan payments were received shortly after June 30, 2010, partially offset by decreases in 60-89 day delinquent loans and non-performing loans.  The unemployment rate decreased further to 9.5% and there were job gains for the quarter totaling 621,000, at the time of our analysis.  Net loan charge-offs increased for the 2010 second quarter compared to the 2010 first quarter, primarily due to an increase in non-performing loans sold or reclassified to held-for-sale during the quarter.  We continued to update our charge-off and loss analysis during the 2010 second quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses remained flat compared to March 31, 2010 and totaled $211.0 million at June 30, 2010 which resulted in a provision for loan losses of $35.0 million for the three months ended June 30, 2010.  During the 2010 third quarter, 30-59 day delinquencies decreased due in part to the two borrowing relationships at June 30, 2010 discussed above which were current as of September 30, 2010, coupled with decreases in non-

performing loans and 60-89 day delinquent loans.  The unemployment rate increased slightly to 9.6% and there were job losses for the quarter totaling 218,000, at the time of our analysis.  Net loan charge-offs decreased for the 2010 third quarter compared to the 2010 second quarter.  We continued to update our charge-off and loss analysis during the 2010 third quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased compared to June 30, 2010 and totaled $206.2 million at September 30, 2010 which resulted in a provision for loan losses of $20.0 million for the three months ended September 30, 2010.  During the 2010 fourth quarter, total delinquencies decreased primarily due to a decrease in early stage loan delinquencies (loans 30-89 days past due), coupled with a decrease in non-performing loans.  Net loan charge-offs also decreased for the 2010 fourth quarter compared to the 2010 third quarter.  The unemployment rate decreased slightly to 9.4% for December 31, 2010 and there were job gains for the quarter totaling 384,000, at the time of our analysis.  We continued to update our charge-off and loss analysis during the 2010 fourth quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased compared to September 30, 2010 and totaled $201.5 million at December 31, 2010 which resulted in a provision for loan losses of $15.0 million for the 2010 fourth quarter and $115.0 million for the year ended December 31, 2010.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, delinquencies, charge-off experience, non-accrual and non-performing loans and the current economic environment.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2010 and December 31, 2009.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies - Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality.”

Non-Interest Income

Non-interest income increased $1.4 million to $81.2 million for the year ended December 31, 2010, from $79.8 million for the year ended December 31, 2009, primarily due to an increase in other non-interest income and a $5.3 million OTTI charge recorded in the 2009 first quarter related to our investment in two issues of Freddie Mac perpetual preferred securities.  These increases were substantially offset by gain on sales of securities in 2009 and a decrease in customer service fees for the year ended December 31, 2010 compared to the year ended December 31, 2009.  For further discussion of the OTTI charge, see “Critical Accounting Policies - Securities Impairment.”

Other non-interest income increased $10.2 million to $11.6 million for the year ended December 31, 2010, from $1.4 million for the year ended December 31, 2009.  This increase was primarily due to the $6.2 million Goodwill Litigation settlement payment we received in the 2010 second quarter, coupled with an increase in net gain on sales of non-performing loans held-for-sale and a reduction in lower of cost or market write-downs associated with such loans for the year ended December 31, 2010 compared to the year ended December 31, 2009.  In addition, other non-interest income includes asset impairment charges totaling $1.5 million for the year ended December 31, 2010 and $1.6 million for the year ended December 31, 2009 related to an office building previously held-for-sale included in premises and equipment, net.  For further information regarding the Goodwill Litigation settlement, see Part I, Item 3, “Legal Proceedings.”  See Note 4 and Note 17 for further discussion of non-performing loans held-for-sale and the related lower of cost or market write-downs and Note 1 for further discussion of the asset impairment charges in Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

There were no sales of securities during the year ended December 31, 2010.  During the year ended December 31, 2009, we sold mortgage-backed securities from the available-for-sale portfolio with an amortized cost of $204.1 million resulting in gross realized gains totaling $7.4 million.  Customer service fees decreased $6.7 million to $51.2 million for the year ended December 31, 2010, from $57.9 million for the year ended December 31, 2009, primarily due to decreases in commissions on sales of annuities and overdraft fees related to transaction accounts.

Non-Interest Expense

Non-interest expense increased $14.8 million to $284.9 million for the year ended December 31, 2010, from $270.1 million for the year ended December 31, 2009.  The increase in non-interest expense was primarily due to increases in other non-interest expense, compensation and benefits expense and FDIC insurance premiums, partially offset by the $9.9 million FDIC special assessment recorded in the 2009 second quarter.  Our percentage of general and administrative expense to average assets increased to 1.46% for the year ended December 31, 2010, compared to 1.28% for the year ended December 31, 2009, due to the increase in general and administrative expense, coupled with the decrease in average assets in 2010 compared to 2009.

Other non-interest expense increased $13.2 million to $45.7 million for the year ended December 31, 2010, from $32.5 million for the year ended December 31, 2009, primarily due to the $7.9 million McAnaney Litigation settlement recorded in the 2010 second quarter, coupled with increases in REO related expense and legal fees.  For further information regarding the McAnaney Litigation settlement, see Part I, Item 3, “Legal Proceedings.”  REO related expense increased $3.1 million to $10.0 million for the year ended December 31, 2010, from $6.9 million for the year ended December 31, 2009, reflecting the increase in the level of REO held during 2010 compared to 2009.

Compensation and benefits expense increased $8.2 million to $141.5 million for the year ended December 31, 2010, from $133.3 million for the year ended December 31, 2009.  This increase was primarily due to increases in ESOP related expense, officer incentive accruals and stock-based compensation, partially offset by a decrease in the net periodic cost of pension and other postretirement benefits.  The decrease in the net periodic cost of pension and other postretirement benefits primarily reflects a decrease in the amortization of the net actuarial loss and an increase in the expected return on plan assets.

FDIC insurance premiums increased $1.4 million to $25.7 million for the year ended December 31, 2010, from $24.3 million for the year ended December 31, 2009, reflecting the increases in our assessment rates during 2009 resulting from the FDIC restoration plan to increase the DIF.  In addition, during the 2009 first quarter we utilized the remaining balance of our FDIC One-Time Assessment Credit to offset a portion of our deposit insurance assessment.  The FDIC restoration plan included an increase in assessment rates for the 2009 first quarter with an additional increase beginning in the 2009 second quarter.  Partially offsetting the increase in non-interest expense in 2010 is an emergency special assessment of five basis points on each FDIC-insured depository institution's assets minus its Tier 1 capital, as of June 30, 2009, that was imposed and collected on September 30, 2009.  The special assessment increased our ratio of general and administrative expense to average assets by five basis points for the year ended December 31, 2009.

Income Tax Expense

For the year ended December 31, 2010, income tax expense totaled $41.1 million, representing an effective tax rate of 35.8%, compared to $10.8 million, representing an effective tax rate of 28.1%, for the year ended December 31, 2009.  The increase in the effective tax rate for the year ended December 31, 2010 reflects a significant increase in pre-tax book income without any significant changes in net favorable permanent differences, coupled with a decrease in net unrecognized tax benefits and related accrued interest resulting from the release of accruals for previous tax positions that were settled with taxing authorities during the year ended December 31, 2009.  For additional information regarding income taxes, see Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

Mortgage loans decreased $914.4 million to $15.34 billion at December 31, 2009, from $16.26 billion at December 31, 2008.  This decrease was due to decreases in each of our mortgage loan portfolios, primarily one-to-four family and multi-family loans.  Mortgage loan repayments increased to $3.82 billion for the year ended December 31, 2009, from $3.53 billion for the year ended December 31, 2008.  Gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2009 totaled $3.16 billion, of which $2.77 billion were originations and $390.3 million were purchases. This compares to gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2008 totaling $4.18 billion, of which $3.70 billion were originations and $479.1 million were purchases.  In addition, we originated loans held-for-sale totaling $412.4 million during the year ended December 31, 2009 and $134.8 million during the year ended December 31, 2008.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans.  Our one-to-four family mortgage loans decreased $454.3 million to $11.90 billion at December 31, 2009, from $12.35 billion at December 31, 2008, and represented 75.9% of our total loan portfolio at December 31, 2009.  The decrease was primarily the result of the levels of repayments which outpaced our originations and purchases during the year ended December 31, 2009.  One-to-four family mortgage loan originations and purchases for portfolio totaled $3.15 billion for the year ended December 31, 2009 and $3.66 billion for the year ended December 31, 2008.  One-to-four family mortgage loan origination and purchase volume for portfolio has been negatively affected by the decreases in interest rates for thirty year fixed rate conforming mortgages and the expanded conforming loan limits resulting in more borrowers opting for thirty year fixed rate conforming mortgages which we do not retain for portfolio.  During the 2009 second quarter, in response to declining customer demand for adjustable rate products, we began originating and retaining for portfolio jumbo fifteen year fixed rate mortgage loans.  During the year ended December 31, 2009, the loan-to-value ratio of our one-to-four family mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 58% and the loan amount averaged approximately $715,000.

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

Stockholders' equity increased $26.8 million to $1.21 billion at December 31, 2009, from $1.18 billion at December 31, 2008.  The increase in stockholders’ equity was due to a decrease in accumulated other comprehensive loss of $32.1 million, net income of $27.7 million, the allocation of shares held by the ESOP of $8.9 million and stock-based compensation of $5.8 million.  These increases were partially offset by dividends declared of $47.8 million.  The decrease in accumulated other comprehensive loss was primarily due to a net unrealized gain on securities available-for-sale, coupled with an increase in the funded status of our defined benefit pension plans at December 31, 2009, compared to December 31, 2008.

Results of Operations

General

Net income for the year ended December 31, 2009 decreased $47.6 million to $27.7 million, from $75.3 million for the year ended December 31, 2008.  Diluted earnings per common share decreased to $0.30 per share for the year ended December 31, 2009, from $0.82 per share for the year ended December 31, 2008.  Return on average assets decreased to 0.13% for the year ended December 31, 2009, from 0.35% for the year ended December 31, 2008.  Return on average stockholders’ equity decreased to 2.31% for the year ended December 31, 2009, from 6.24% for the year ended December 31, 2008.  Return on average tangible stockholders’ equity decreased to 2.74% for the year ended December 31, 2009, from 7.37% for the year ended December 31, 2008.  The decreases in the returns on average assets, average stockholders’ equity and average tangible stockholders’ equity for the year ended December 31, 2009, compared to the year ended December 31, 2008, were primarily due to the decrease in net income.

Our results of operations for the year ended December 31, 2009 include a $9.9 million ($6.4 million, after-tax), FDIC special assessment, a $5.3 million ($3.4 million, after-tax), OTTI charge to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities and a $1.6 million ($1.0 million, after-tax), lower of cost or market write-down of premises and equipment held-for-sale.  These charges reduced diluted earnings per common share by $0.12 per share for the year ended December 31, 2009.  These charges also reduced our return on average assets by 5 basis points, return on average stockholders’ equity by 91 basis points and return on average tangible stockholders’ equity by 107 basis points for the year ended December 31, 2009.

Our results of operations for the year ended December 31, 2008 include a $77.7 million ($50.5 million, after-tax), OTTI charge to reduce the carrying amount of our Freddie Mac preferred securities to their market values totaling $5.3 million at September 30, 2008.  This charge reduced diluted earnings per common share by $0.56 per share for the year ended December 31, 2008.  This charge also reduced our return on average assets by 23 basis points, return on average stockholders’ equity by 418 basis points, and return on average tangible stockholders’ equity by 493 basis points.

For further discussion of the FDIC special assessment, see “Non-Interest Expense.”  For further discussion of the OTTI charges, see “Critical Accounting Policies - Securities Impairment” and Note 3 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”  For further discussion of the lower of cost or market write-down of premises and equipment held-for-sale, see Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

We use ratio analyses as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses.  The adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio.  Our analysis of loss severity during the 2009 fourth quarter, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO) to the loan’s original principal balance on one-to-four family mortgage loans during the twelve months ended September 30, 2009, indicated an average loss severity of approximately 27%.  This analysis primarily reviewed one-to-four family REO sales which occurred during the twelve months ended September 30, 2009 and included both full documentation loans and reduced documentation loans in a variety of states with varying years of origination.  An analysis of charge-offs on multi-family, commercial real estate and construction loans, primarily related to loan sales, during the twelve months ended September 30, 2009, indicated an average loss severity of approximately 40%.  We consider our loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses.  However, the uniqueness of each multi-family, commercial real estate and construction loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses.  We also obtain updated estimates of collateral value on our non-performing multi-family, commercial real estate and construction loans with balances of $1.0 million or greater.  We believe that using the loss experience of the past year (twelve months prior to the quarterly analysis) is reflective of the current economic and real estate downturn.  The ratio of the allowance for loan losses to non-performing loans was approximately 47% at December 31, 2009, which exceeds our average loss severity experience for our mortgage loan portfolios, indicating that our allowance for loan losses should be adequate to cover potential losses.  Additionally, as discussed later, consideration of our accounting for loans delinquent 180 days or more provides further insight when analyzing our asset quality ratios.  We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time.

Although the ratio of the allowance for loan losses to non-performing loans declined slightly at December 31, 2009, compared to December 31, 2008, several other asset quality metrics continued to move directionally consistent with the increasing trend in our delinquencies reflecting our analyses and views of the risk in the portfolio; namely, the increase in the total allowance for loan losses and the ratio of the allowance for loan losses to total loans.  Additionally, when analyzing our asset quality trends, consideration must be given to our accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio.  Included in our non-performing loans are one-to-four family mortgage loans which are 180 days or more past due.  Our primary federal banking regulator, the OTS, requires us to update our collateral values on one-to-four family mortgage loans which are 180 days past due.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its fair value less estimated selling costs.  Therefore certain losses inherent in our non-performing one-to-four family mortgage loans are being recognized at 180 days of delinquency and annually thereafter and accordingly are charged off.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  In effect, these loans have been written down to their fair value less estimated selling costs and the inherent loss has been recognized.  Therefore, when reviewing the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs should be considered.  At December 31, 2009, non-performing loans included one-to-four family mortgage loans which were 180 days or more past due totaling $228.5 million, net of the charge-offs related to such loans, which had a related allowance for loan losses totaling $9.6 million.  Excluding one-to-four family mortgage loans which were 180 days or more past due at December 31, 2009 and their related allowance, our ratio of the allowance for loan losses to non-performing loans would be approximately 102%, which is a non-GAAP financial measure, which is substantially more than our average loss severity experience for our mortgage loan portfolios.  This compares to our reported ratio of the allowance for loan losses to non-performing loans at December 31, 2009 of approximately 47%.

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

We continue to adhere to prudent underwriting standards.  We underwrite our one-to-four family mortgage loans primarily based upon our evaluation of the borrower’s ability to pay.  We obtain updated estimates of collateral value for non-performing multi-family, commercial real estate and construction loans with balances of $1.0 million or greater or for other classified loans when requested by our Asset Classification Committee, or, in the case of one-to-four family mortgage loans, when such loans are 180 days delinquent and annually thereafter.  We monitor property value trends in our market areas to determine what impact, if any, such trends may have on our loan-to-value ratios and the adequacy of the allowance for loan losses.  Based on our review of property value trends, including updated estimates of collateral value and related loan charge-offs, we believe the weakness in the housing market had a negative impact on the value of our non-performing loan collateral as of December 31, 2009.

During the 2009 first quarter, we experienced increases in delinquencies, non-performing loans and charge-offs, along with a further acceleration of job losses which totaled 2.0 million for the 2009 first quarter, at the time of our analysis, and a further increase in the unemployment rate to 8.5% for March 2009. Additionally, as a result of our updated charge-off and loss analysis, we modified certain allowance coverage percentages during the 2009 first quarter to be more reflective of our current estimates of the amount of probable inherent losses in our loan portfolio.  The combination of these factors resulted in the increase in our allowance for loan losses to $149.2 million at March 31, 2009 and a provision for loan losses of $50.0 million for the 2009 first quarter.  Delinquencies, non-performing loans and charge-offs continued to increase in the 2009 second quarter.  Job losses totaled 1.3 million in the 2009 second quarter, at the time of our analysis, and the unemployment rate increased to 9.5% for June 2009.  We continued to update our charge-off and loss analysis during the 2009 second quarter and modified our allowance coverage percentages accordingly.  The combination of these factors resulted in an increase in our allowance for loan losses to $160.3 million at June 30, 2009 and a provision for loan losses of $50.0 million for the 2009 second quarter.  During the 2009 third quarter, increases in delinquencies, non-performing loans and charge-offs continued.  The nation experienced continued job losses, which totaled

768,000 during the 2009 third quarter, at the time of our analysis, and the unemployment rate increased to 9.8% for September 2009.  We continued to update our charge-off and loss analysis during the 2009 third quarter and modified our allowance coverage percentages accordingly.  The combination of these factors resulted in an increase in our allowance for loan losses to $176.6 million at September 30, 2009 and a provision for loan losses of $50.0 million for the 2009 third quarter.   During the 2009 fourth quarter, non-performing loans were flat, however, charge-offs continued and 30 day multi-family and commercial real estate loan delinquencies increased.  Job losses totaled 208,000, at the time of our analysis, and the unemployment rate increased to 10.0% for December 2009.  We continued to update our charge-off and loss analysis during the 2009 fourth quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, we increased our allowance for loan losses to $194.0 million at December 31, 2009 and recorded a provision for loan losses of $50.0 million for the 2009 fourth quarter, resulting in a provision for loan losses totaling $200.0 million for the year ended December 31, 2009.

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

During the year ended December 31, 2009, we recorded a $5.3 million OTTI charge related to our investment in two issues of Freddie Mac perpetual preferred securities.  This compares to an OTTI charge of $77.7 million for the year ended December 31, 2008 related to these securities.   For further discussion of the OTTI charges, see “Critical Accounting Policies - Securities Impairment” and Note 3 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

During the year ended December 31, 2009, we sold mortgage-backed securities from the available-for-sale portfolio with an amortized cost of $204.1 million resulting in gross realized gains totaling $7.4 million.  There were no sales of securities during the year ended December 31, 2008.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, increased $6.0 million to income of $5.6 million for the year ended December 31, 2009, compared to a loss of $413,000 for the year ended December 31, 2008.  This increase was primarily due to an increase of $4.4 million in net gain on sales of loans, coupled with a recovery recorded in the valuation allowance for the impairment of MSR of $251,000 for the year ended December 31, 2009, compared to a provision of $2.4 million for the year ended December 31, 2008. The increase in net gain on sales of loans reflects an increase in the volume of loans sold during the year ended December 31, 2009, compared to the year ended December 31, 2008.  We generally sell our fifteen and thirty year conforming fixed rate one-to-four family mortgage loan production.  The expanded conforming loans limits and decline in interest rates on thirty year conforming mortgages have resulted in increased consumer demand for these fixed rate products resulting in significantly higher levels of loans sold.  The provision recorded in the valuation allowance for the impairment of MSR for the year ended December 31, 2008 reflected the lack of market demand for MSR due to the turmoil in the credit markets at that time which negatively impacted the pricing of loan servicing, coupled with an increase in the projected loan prepayment speeds at December 31, 2008 compared to December 31, 2007.

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

Other non-interest income decreased $4.7 million to $1.4 million for the year ended December 31, 2009, from $6.1 million for the year ended December 31, 2008.  This decrease was primarily due to net lower of cost or market write-downs on non-performing loans held-for-sale totaling $2.3 million and a $1.6 million lower of cost or market write-down on premises and equipment held-for-sale recorded during 2009.  See Note 4 and Note 17 for further discussion of non-performing loans held-for-sale and the related lower of cost or market write-down and Note 1 for further discussion of the lower of cost or market write-down on premises and equipment held-for-sale in Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

Income Tax Expense

For the year ended December 31, 2009, income tax expense totaled $10.8 million, representing an effective tax rate of 28.1%, compared to $29.0 million, representing an effective tax rate of 27.8%, for the year ended December 31, 2008.  For additional information regarding income taxes, see Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Asset Quality

The composition of our loan portfolio, by property type, has remained relatively consistent over the last several years.  At December 31, 2010, our loan portfolio was comprised of 77% one-to-four family mortgage loans, 16% multi-family mortgage loans, 5% commercial real estate loans and 2% other loan categories.  This compares to 76% one-to-four family mortgage loans, 16% multi-family mortgage loans, 6% commercial real estate loans and 2% other loan categories at December 31, 2009.  At December 31, 2010, full documentation loans comprised 84% of our one-to-four family mortgage loan portfolio, compared to 83% at December 31, 2009.  At December 31, 2010 and December 31, 2009, full documentation loans comprised 87% of our total mortgage loan portfolio.

The following table provides further details on the composition of our one-to-four family mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At December 31,
	2010		2009
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
One-to-four family:
Full documentation interest-only (1)	$3,811,762	35.12%	$4,688,796	39.42%
Full documentation amortizing	5,272,171	48.57	5,152,021	43.31
Reduced documentation interest-only (1)(2)	1,331,294	12.26	1,576,378	13.25
Reduced documentation amortizing (2)	439,834	4.05	478,167	4.02
Total one-to-four family	$10,855,061	100.00%	$11,895,362	100.00%

(1)
Includes interest-only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaling $2.91 billion at December 31, 2010 and $3.50 billion at December 31, 2009.

(2)	Includes SISA loans totaling $272.7 million at December 31, 2010 and $310.7 million at December 31, 2009.

We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.  Additionally, we do not originate one-year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  In 2006, we began underwriting our one-to-four family interest-only hybrid ARM loans based on a fully amortizing loan (in effect, underwriting interest-only hybrid ARM loans as if they were amortizing hybrid ARM loans).  Prior to 2007, we would underwrite our one-to-four family interest-only hybrid ARM loans using the initial note rate, which may have been a discounted rate.  In 2007, we began underwriting our one-to-four family interest-only hybrid ARM loans at the higher of the fully indexed rate or the initial note rate.  In 2009, we began underwriting our one-to-four family interest-only and amortizing hybrid ARM loans at the higher of the fully indexed rate, the initial note rate or 6.00%.  During the 2010 second quarter, we reduced the underwriting interest rate floor from 6.00% to 5.00% to reflect the current interest rate environment.  During the 2010 third quarter, we stopped offering interest-only loans.  Our reduced documentation loans are comprised primarily of SIFA loans.  To a lesser extent, reduced documentation loans in our portfolio also include SISA loans.  During the 2007 fourth quarter, we stopped offering reduced documentation loans.

The market does not apply a uniform definition of what constitutes “subprime” lending.  Our reference to subprime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the Agencies on June 29, 2007, which further references the “Expanded Guidance for Subprime Lending Programs,” or the Expanded Guidance, issued by the Agencies by press release dated January 31, 2001.  In the Expanded Guidance, the Agencies indicated that subprime lending does not refer to individual subprime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards.  The Agencies recognize that many prime loan portfolios will contain such accounts.  The Agencies also excluded prime loans that develop credit problems after acquisition and community development loans from the subprime arena.  According to the Expanded Guidance, subprime loans are other loans to borrowers which display one or more characteristics of reduced payment capacity.  Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all subprime borrowers and may not match all markets or institutions’ specific subprime definitions, are set forth, including having a credit (FICO) score of 660 or below.  However, we do not associate a particular FICO score with our definition of subprime loans.  Consistent with the guidance provided by federal bank regulatory agencies, we consider subprime loans to be loans to borrowers with a credit history containing one or more of the following at the time of origination: (1) bankruptcy within the last four years; (2) foreclosure within the last two years; or (3) two 30 day mortgage delinquencies in the last twelve months.  In addition, subprime loans generally display the risk layering of the following features: high debt-to-income ratio; low or no cash reserves; loan-to-value ratios over 90%; short-term interest-only periods or negative amortization loan products; or reduced or no documentation loans.  Our current underwriting standards would generally preclude us from originating loans to borrowers with a credit history containing a bankruptcy or a foreclosure within the last five years or two 30 day mortgage delinquencies in the last twelve months.  Based upon the definition and exclusions described above, we are a prime lender.  Within our portfolio of one-to-four family mortgage loans, we have loans to borrowers who had FICO scores of 660 or below at the time of origination. However, as a portfolio lender we underwrite our loans considering all credit criteria, as well as collateral value, and do not base our underwriting decisions solely on FICO scores.  Based on our underwriting criteria, particularly the average loan-to-value ratios at origination, we consider our loans to borrowers with FICO scores of 660 or below at origination to be prime loans.

Although FICO scores are considered as part of our underwriting process, they have not always been recorded on our mortgage loan system and are not available for all of the one-to-four family mortgage loans on our mortgage loan system.  However, substantially all of our one-to-four family mortgage loans originated since March 2005 have credit scores available on our mortgage loan system.  At December 31, 2010, one-to-four family mortgage loans which had FICO scores available on our mortgage loan system totaled $9.39 billion, or 86% of our total one-to-four family mortgage loan portfolio, of which $473.3 million, or 5%, had FICO scores of 660 or below at the date of origination. At December 31, 2009, one-to-four family mortgage loans which had FICO scores available on our mortgage loan system totaled $10.17 billion, or 85% of our total one-to-four family mortgage loan portfolio, of which $542.3 million, or 5%, had FICO scores of 660 or below at the date of origination.  Of our one-to-four family mortgage loans to borrowers with known FICO scores of 660 or below, 73% are interest-only hybrid ARM loans, 26% are amortizing hybrid ARM loans and 1% are amortizing fixed rate loans at December 31, 2010 and 74% are interest-only hybrid ARM loans, 25% are amortizing hybrid ARM loans and 1% are amortizing fixed rate loans at December 31, 2009.  In addition, at December 31, 2010 and December 31, 2009, 67% of our loans to borrowers with known FICO scores of 660 or below were full documentation loans and 33% were reduced documentation loans.  We believe the aforementioned loans, when originated, were amply collateralized and otherwise conformed to our prime lending standards and do not present a greater risk of loss or other asset quality risk relative to comparable loans in our portfolio to other borrowers with higher credit scores.  We do not have FICO scores recorded on our mortgage loan system for 14% of our one-to-four family mortgage loans at December 31, 2010 and 15% of our one-to-four family mortgage loans at December 31, 2009.  Of our one-to-four family mortgage loans without a FICO score available on our mortgage loan system at December 31, 2010, 66% are amortizing hybrid ARM loans, 26% are interest-only hybrid ARM loans and 8% are amortizing fixed rate loans, and at December 31, 2009, 64% are amortizing hybrid ARM loans, 27% are interest-only hybrid ARM loans and 9% are amortizing fixed rate loans.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

	At December 31,
(Dollars in Thousands)	2010	2009	2008	2007	2006
Non-accrual delinquent mortgage loans	$384,291	$403,148	$236,366	$66,126	$40,805
Non-accrual delinquent consumer and other loans	5,574	4,824	2,221	1,476	818
Mortgage loans delinquent 90 days or more and
still accruing interest (1)	845	600	33	474	488
Total non-performing loans (2)	390,710	408,572	238,620	68,076	42,111
REO, net (3)	63,782	46,220	25,481	9,115	627
Total non-performing assets	$454,492	$454,792	$264,101	$77,191	$42,738
Non-performing loans to total loans	2.75%	2.59%	1.43%	0.42%	0.28%
Non-performing loans to total assets	2.16	2.02	1.09	0.31	0.20
Non-performing assets to total assets	2.51	2.25	1.20	0.36	0.20

(1)	Mortgage loans delinquent 90 days or more and still accruing interest consist primarily of loans delinquent 90 days or more as to their maturity date but not their interest due.
(2)
Non-performing loans exclude loans which have been restructured and are accruing and performing in accordance with the restructured terms for a satisfactory period of time, generally six months.  Restructured accruing loans totaled $49.2 million at December 31, 2010, $26.0 million at December 31, 2009, $1.1 million at December 31, 2008, $1.2 million at December 31, 2007 and $1.5 million at December 31, 2006.  Restructured loans included in non-performing loans totaled $47.5 million at December 31, 2010, $57.2 million at December 31, 2009, $6.9 million at December 31, 2008, $295,000 at December 31, 2007 and $100,000 at December 31, 2006.

(3)
REO, substantially all of which are one-to-four family properties, is net of allowance for losses totaling $1.5 million at December 31, 2010, $816,000 at December 31, 2009, $2.0 million at December 31, 2008 and $493,000 at December 31, 2007.  There was no allowance for losses at December 31, 2006.

Total non-performing assets decreased slightly to $454.5 million at December 31, 2010, from $454.8 million at December 31, 2009.  This decrease was due to a decrease in non-performing loans, substantially offset by an increase of $17.6 million in REO, net.  Non-performing loans, the most significant component of non-performing assets, decreased $17.9 million to $390.7 million at December 31, 2010, from $408.6 million at December 31, 2009.  This decrease was primarily due to a net decrease of $30.8 million in non-performing multi-family, commercial real estate and construction loans, partially offset by an increase of $12.2 million in non-performing one-to-four family mortgage loans.  Non-performing one-to-four family mortgage loans reflect a greater concentration in non-performing reduced documentation loans.  Reduced documentation loans represent only 16% of the one-to-four family mortgage loan portfolio, yet represent 56% of non-performing one-to-four family mortgage loans at December 31, 2010.  The ratio of non-performing loans to total loans increased to 2.75% at December 31,

2010, from 2.59% at December 31, 2009.  The ratio of non-performing assets to total assets increased to 2.51% at December 31, 2010, from 2.25% at December 31, 2009.  The allowance for loan losses as a percentage of total non-performing loans increased to 51.57% at December 31, 2010, from 47.49% at December 31, 2009.  The allowance for loan losses as a percentage of total loans increased to 1.42% at December 31, 2010, from 1.23% at December 31, 2009.

We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  During the year ended December 31, 2010, we sold $51.6 million, net of $23.1 million in net charge-offs, of delinquent and non-performing mortgage loans, primarily multi-family and commercial real estate loans.  In addition, included in loans held-for-sale, net, are delinquent and non-performing mortgage loans, primarily multi-family and commercial real estate loans, totaling $10.9 million, net of $5.2 million in charge-offs and a $169,000 lower of cost or market valuation allowance, at December 31, 2010 and $6.9 million, net of $6.8 million in charge-offs and a $1.1 million lower of cost or market valuation allowance, at December 31, 2009.  Such loans are excluded from non-performing loans, non-performing assets and related ratios.  Assuming we did not sell or reclassify to held-for-sale any delinquent and non-performing loans during 2010, at December 31, 2010 our non-performing loans and non-performing assets would have been $86.8 million higher and our allowance for loan losses would have been $26.1 million higher.  Additionally, the ratio of non-performing loans to total loans would have been 61 basis points higher, the ratio of non-performing assets to total assets would have been 48 basis points higher and the ratio of the allowance for loan losses to non-performing loans would have been 391 basis points lower.

The following table provides further details on the composition of our non-performing one-to-four family mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At December 31,
	2010		2009
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Non-performing one-to-four family:
Full documentation interest-only	$105,982	30.96%	$106,441	32.25%
Full documentation amortizing	45,720	13.36	40,875	12.38
Reduced documentation interest-only	157,464	46.00	158,164	47.92
Reduced documentation amortizing	33,149	9.68	24,602	7.45
Total non-performing one-to-four family	$342,315	100.00%	$330,082	100.00%

The following table provides details on the geographic composition of both our total and non-performing one-to-four family mortgage loans as of December 31, 2010.

	One-to-Four Family Mortgage Loans
	At December 31, 2010
				Percent of	Non-Performing
			Total	Total	Loans
		Percent of	Non-Performing	Non-Performing	as Percent of
(Dollars in Millions)	Total Loans	Total Loans	Loans	Loans	State Totals
State:
New York	$ 3,049.1	28.0%	$ 47.0	13.7%	1.54%
Illinois	1,331.0	12.3	48.0	14.0	3.61
Connecticut	986.6	9.1	32.6	9.5	3.30
California	854.1	7.9	44.4	13.0	5.20
New Jersey	810.4	7.5	49.9	14.6	6.16
Massachusetts	750.5	6.9	8.3	2.4	1.11
Virginia	682.0	6.3	16.8	4.9	2.46
Maryland	665.1	6.1	43.6	12.7	6.56
Washington	310.5	2.9	1.5	0.4	0.48
Florida	227.3	2.1	25.3	7.4	11.13
All other states (1)	1,188.5	10.9	24.9	7.4	2.10
Total	$10,855.1	100.0%	$342.3	100.0%	3.15%
(1)	Includes 28 states and Washington, D.C.

At December 31, 2010, the geographic composition of our multi-family and commercial real estate mortgage loan portfolio was 94% in the New York metropolitan area, 3% in Florida, 2% in Pennsylvania and 1% in various other states and the geographic composition of non-performing multi-family and commercial real estate mortgage loans was 77% in the New York metropolitan area, 16% in Florida, 5% in Illinois and 2% in Pennsylvania.

If all non-accrual loans at December 31, 2010, 2009 and 2008 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $24.0 million for the year ended December 31, 2010, $25.5 million for the year ended December 31, 2009 and $15.7 million for the year ended December 31, 2008.  This compares to actual payments recorded as interest income, with respect to such loans, of $8.8 million for the year ended December 31, 2010, $9.8 million for the year ended December 31, 2009 and $7.1 million for the year ended December 31, 2008.

Loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $47.5 million at December 31, 2010 and $57.2 million at December 31, 2009.  Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to accrual status.  Restructured accruing loans totaled $49.2 million at December 31, 2010 and $26.0 million at December 31, 2009.

In addition to non-performing loans, we had $170.5 million of potential problem loans at December 31, 2010, compared to $145.9 million at December 31, 2009.  Such loans include loans which are 60-89 days delinquent as shown in the following table and certain other internally classified loans.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
	Number		Number		Number
	of		of		of
(Dollars in Thousands)	Loans	Amount	Loans	Amount	Loans	Amount
At December 31, 2010:
Mortgage loans:
One-to-four family	396	$125,103	135	$47,862	1,040	$342,315
Multi-family	40	33,627	7	6,056	30	30,195
Commercial real estate	8	2,925	-	-	3	6,529
Construction	-	-	-	-	3	6,097
Consumer and other loans	100	4,155	22	421	58	5,574
Total delinquent loans	544	$165,810	164	$54,339	1,134	$390,710
Delinquent loans to total loans		1.17%		0.38%		2.75%

At December 31, 2009:
Mortgage loans:
One-to-four family	431	$146,918	182	$62,522	936	$330,082
Multi-family	64	48,137	18	12,392	53	59,526
Commercial real estate	8	13,512	-	-	4	8,682
Construction	-	-	-	-	2	5,458
Consumer and other loans	136	4,327	39	1,400	61	4,824
Total delinquent loans	639	$212,894	239	$76,314	1,056	$408,572
Delinquent loans to total loans		1.35%		0.48%		2.59%

At December 31, 2008:
Mortgage loans:
One-to-four family	465	$145,989	135	$50,749	489	$177,542
Multi-family	64	63,015	16	13,125	50	50,392
Commercial real estate	11	16,612	4	5,123	1	700
Construction	1	1,133	-	-	5	7,765
Consumer and other loans	119	3,085	45	1,065	43	2,221
Total delinquent loans	660	$229,834	200	$70,062	588	$238,620
Delinquent loans to total loans		1.38%		0.42%		1.43%

Allowance for Losses

The following table sets forth the changes in our allowance for loan losses for the periods indicated.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2010	2009	2008	2007	2006
Balance at beginning of year	$194,049	$119,029	$78,946	$79,942	$81,159
Provision charged to operations	115,000	200,000	69,000	2,500	-
Charge-offs:
One-to-four family	(84,537)	(83,713)	(17,973)	(1,407)	(89)
Multi-family	(26,902)	(34,363)	(9,249)	(73)	(967)
Commercial real estate	(6,970)	(2,666)	(190)	(243)	(197)
Construction	(2,256)	(10,361)	(1,484)	(1,454)	-
Consumer and other loans	(2,583)	(2,096)	(1,258)	(752)	(312)
Total charge-offs	(123,248)	(133,199)	(30,154)	(3,929)	(1,565)
Recoveries:
One-to-four family	12,957	6,956	911	72	30
Multi-family	1,867	1,036	9	-	-
Commercial real estate	725	81	-	197	-
Construction	-	16	113	-	-
Consumer and other loans	149	130	204	164	318
Total recoveries	15,698	8,219	1,237	433	348
Net charge-offs (1)	(107,550)	(124,980)	(28,917)	(3,496)	(1,217)
Balance at end of year	$201,499	$194,049	$119,029	$78,946	$79,942

Net charge-offs to average loans outstanding	0.70%	0.77%	0.18%	0.02%	0.01%
Allowance for loan losses to total loans	1.42	1.23	0.71	0.49	0.53
Allowance for loan losses to non-performing loans	51.57	47.49	49.88	115.97	189.84

(1)
Includes net charge-offs related to one-to-four family reduced documentation mortgage loans totaling $39.6 million, $50.6 million, $11.0 million and $735,000 for the years ended December 31, 2010, 2009, 2008 and 2007, respectively, and net charge-offs related to certain delinquent and non-performing loans transferred to held for sale totaling $26.1 million, $40.9 million, $1.9 million, $1.8 million and $967,000 for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.  There were no net charge-offs related to one-to-four family reduced documentation mortgage loans for the year ended December 31, 2006.

The following table sets forth the changes in our allowance for REO losses for the periods indicated.

	For the Year Ended December 31,
(In Thousands)	2010	2009	2008	2007	2006
Balance at beginning of year	$816	$2,028	$493	$-	$-
Provision charged to operations	2,805	1,297	2,695	493	121
Charge-offs	(2,369)	(4,943)	(1,583)	-	(121)
Recoveries	261	2,434	423	-	-
Balance at end of year	$1,513	$816	$2,028	$493	$-

The following table sets forth our allocation of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
(Dollars in Thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
One-to-four family	$125,524	76.77%	$113,288	75.88%	$71,082	74.42%	$41,400	72.51%	$35,242	68.67%
Multi-family	52,786	15.47	58,817	16.33	29,124	17.55	17,550	18.36	19,413	20.09
Commercial real estate	15,563	5.46	10,638	5.53	9,412	5.67	10,325	6.43	11,768	7.40
Construction	3,480	0.11	4,328	0.15	2,507	0.34	2,212	0.48	2,119	0.94
Consumer and other loans	4,146	2.19	6,978	2.11	6,904	2.02	7,459	2.22	11,400	2.90
Total allowance for loan losses	$201,499	100.00%	$194,049	100.00%	$119,029	100.00%	$78,946	100.00%	$79,942	100.00%

The increase in the allowance for loan losses allocated to one-to-four family mortgage loans at December 31, 2010, compared to December 31, 2009, reflects the increase in and composition of our non-performing loans and the continued elevated levels of loan delinquencies and net loan charge-offs, as well as our evaluation of the overall economy, particularly the high unemployment level, and the continued softness in the housing and real estate markets.  The decrease in the allowance for loan losses allocated to multi-family mortgage loans at December 31, 2010, compared to December 31, 2009, reflects the decreases in delinquent and non-performing loans, as well as a decrease in our charge-off experience in 2010.  The increase in the allowance for loan losses allocated to commercial real estate loans at December 31, 2010, compared to December 31, 2009, primarily reflects the increase in our charge-off experience, coupled with increases in classified loans.  The decrease in the allowance for loan losses allocated to construction loans at December 31, 2010, compared to December 31, 2009, is primarily related to the decrease in adversely classified loans.  The decrease in the allowance for loan losses allocated to consumer and other loans at December 31, 2010, compared to December 31, 2009, primarily reflects the seasoned nature of this portfolio and, although delinquencies and net loan charge-offs have trended upward, we have not experienced the significant increases in delinquencies and net loan charge-offs that we have experienced in our other loan portfolios.  The portion of the allowance for loan losses allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance is available for losses applicable to the entire loan portfolio.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2010, 2009, 2008, 2007 and 2006.

Impact of Recent Accounting Standards and Interpretations

Effective December 31, 2010, we adopted Accounting Standards Update, or ASU, 2010-20, “Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which amends existing disclosure guidance to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses.  The amendments require an entity to disclose credit quality indicators, past due information and modifications of its financing receivables.  The objective of these expanded disclosures is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  For public entities, the disclosures required by this guidance as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures required by this guidance about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Comparative disclosures for reporting periods ending after initial adoption are required.  In January 2011, the Financial Accounting Standards Board issued ASU 2011-01, “Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which delays the effective date for the disclosures required by ASU 2010-20 relative to modifications of financing receivables to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in the proposed ASU entitled “Receivables (Topic

310) Clarifications to Accounting for Troubled Debt Restructurings by Creditors,” which is anticipated to be effective for interim and annual periods ending after June 15, 2011.  Since the provisions of ASU 2010-20 are disclosure related, our adoption of this guidance did not have an impact on our financial condition or results of operations.

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

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods.  The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2010 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment activity.  The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities.  Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the underlying collateral is located, seasonal factors, demographic variables and the assumability of the underlying mortgages.

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

The Gap Table includes $2.80 billion of callable borrowings classified according to their maturity dates, primarily in the more than one year to three years and more than five years categories, which are callable within one year and at various times thereafter.  In addition, the Gap Table includes a callable security, with an amortized cost of $25.0 million, classified according to its maturity date in the more than five years category, which is callable within one year and at various times thereafter.  The classification of callable borrowings and securities according to their maturity dates is based on our experience with, and expectations of, these types of instruments and the current interest rate environment.

As indicated in the Gap Table, our one-year cumulative gap at December 31, 2010 was positive 5.18% compared to negative 6.77% at December 31, 2009.  The change in the one-year cumulative gap is primarily due to a decrease in projected certificates of deposit maturing and/or repricing within one year at December 31, 2010, compared to December 31, 2009.

	At December 31, 2010
		More than	More than
		One Year	Three Years
	One Year	to	to	More than
(Dollars in Thousands)	or Less	Three Years	Five Years	Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$5,102,612	$4,753,304	$3,137,937	$495,610	$13,489,463
Consumer and other loans (1)	299,866	3,642	13	245	303,766
Repurchase agreements and interest-earning cash accounts	86,506	-	-	-	86,506
Securities available-for-sale	181,578	203,612	126,868	28,908	540,966
Securities held-to-maturity	741,307	728,419	312,965	203,961	1,986,652
FHLB-NY stock	-	-	-	149,174	149,174
Total interest-earning assets	6,411,869	5,688,977	3,577,783	877,898	16,556,527
Net unamortized purchase premiums and deferred costs (2)	38,839	34,969	21,940	4,520	100,268
Net interest-earning assets (3)	6,450,708	5,723,946	3,599,723	882,418	16,656,795
Interest-bearing liabilities:
Savings	295,634	496,230	496,230	1,111,239	2,399,333
Money market	195,509	77,202	77,202	26,389	376,302
NOW and demand deposit	152,206	304,414	304,414	1,013,756	1,774,790
Liquid CDs	468,730	-	-	-	468,730
Certificates of deposit	3,279,327	2,380,221	920,297	-	6,579,845
Borrowings, net	1,121,628	1,568,710	300,000	1,878,866	4,869,204
Total interest-bearing liabilities	5,513,034	4,826,777	2,098,143	4,030,250	16,468,204
Interest sensitivity gap	937,674	897,169	1,501,580	(3,147,832)	$188,591
Cumulative interest sensitivity gap	$937,674	$1,834,843	$3,336,423	$188,591

Cumulative interest sensitivity gap as a percentage of total assets	5.18%	10.14%	18.44%	1.04%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	117.01%	117.75%	126.82%	101.15%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.
(2)	Net unamortized purchase premiums and deferred costs are prorated.
(3)	Includes securities available-for-sale at amortized cost.

Net Interest Income Sensitivity Analysis

In managing IRR, we also use an internal income simulation model for our net interest income sensitivity analyses.  These analyses measure changes in projected net interest income over various time periods resulting from hypothetical changes in interest rates.  The interest rate scenarios most commonly analyzed reflect gradual and reasonable changes over a specified time period, which is typically one year.  The base net interest income projection utilizes similar assumptions as those reflected in the Gap Table, assumes that cash flows are reinvested in similar assets and liabilities and that interest rates as of the reporting date remain constant over the projection period.  For each alternative interest rate scenario, corresponding changes in the cash flow and repricing assumptions of each financial instrument are made to determine the impact on net interest income.

We perform analyses of interest rate increases and decreases of up to 300 basis points although changes in interest rates of 200 basis points is a more common and reasonable scenario for analytical purposes.  Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning January 1, 2011 would increase by approximately 5.04% from the base projection.  At December 31, 2009, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2010 would have increased by approximately 1.16% from the base projection.  The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%.  However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning January 1, 2011 would decrease by approximately 5.24% from the base projection.  At December 31, 2009, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2010 would have decreased by approximately 2.53% from the base projection.  The down 100 basis point scenarios include some limitations as well since certain indices, yields and costs are already below 1.00%.

Various shortcomings are inherent in both the gap analyses and net interest income sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, although our net interest income sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from BOLI and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning January 1, 2011 would increase by approximately $5.1 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning January 1, 2011 would decrease by approximately $3.1 million with respect to these items alone.

For information regarding our credit risk, see “Asset Quality,” in Item 7, “MD&A.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For our Consolidated Financial Statements, see the index on page 99.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

George L. Engelke, Jr., our Chairman and Chief Executive Officer, and Frank E. Fusco, our Executive Vice President, Treasurer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2010.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See page 100 for our Management Report on Internal Control Over Financial Reporting and page 101 for the related Report of Independent Registered Public Accounting Firm.

The Sarbanes-Oxley Act Section 302 Certifications regarding the quality of our public disclosures have been filed with the SEC as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers who are not directors of Astoria Financial Corporation is presented in the tables under the headings “Board Nominees, Directors and Executive Officers,” “Committees and Meetings of the Board” and “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 18, 2011, which will be filed with the SEC within 120 days from December 31, 2010, and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of our Board of Directors, including information regarding an audit committee financial expert serving on the audit committee, is presented under the heading “Committees and Meetings of the Board” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 18, 2011, which will be filed with the SEC within 120 days from December 31, 2010, and is incorporated herein by reference.

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

During the year ended December 31, 2010, there were no material changes to procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive (and director) compensation is included under the headings “Transactions with Certain Related Parties,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Option Exercises and Stock Vested Table,” “Pension Benefits Table,” “Potential Payments upon Termination or Change in Control,” “Director Compensation,” including related narratives, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 18, 2011 which will be filed with the SEC within 120 days from December 31, 2010, and is incorporated herein by reference.

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

Information relating to security ownership of certain beneficial owners and management is included under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” and related narrative, in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 18, 2011, which will be filed with the SEC within 120 days from December 31, 2010, and is incorporated herein by reference.

The following table provides information as of December 31, 2010 with respect to compensation plans, including individual compensation arrangements, under which equity securities of Astoria Financial Corporation are authorized for issuance.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,930,806	$23.27	1,508,425

Equity compensation plans not approved by security holders	-	-	-
Total (2)	6,930,806	$23.27	1,508,425

(1)
Excluded is any employee benefit plan that is intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code, such as the Astoria Federal ESOP and the Astoria Federal Incentive Savings Plan.  Also excluded are 1,787,828 shares of our common stock which represent unvested restricted stock awards made pursuant to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers of Astoria Financial Corporation, or the 2005 Employee Stock Plan, and 64,722 shares of our common stock which represent unvested restricted stock awards made pursuant to the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, or the 2007 Director Stock Plan, since such shares, while unvested, were issued and outstanding as of December 31, 2010.  The only equity security issuable under the equity compensation plans referenced in the table is our common stock.  The only equity compensation plans are stock option plans or arrangements which provide for the issuance of our common stock upon the exercise of options, the 2005 Employee Stock Plan which provides for the grant of equity settled stock appreciation rights and awards of restricted stock or equity settled restricted stock units and the 2007 Director Stock Plan which provides for awards of restricted stock.  Of the number of securities to be issued and the number of securities remaining available for future issuance in the above table, 1,199,260 and 1,358,425, respectively, were authorized pursuant to the 2005 Employee Stock Plan and of the number of securities remaining available for future issuance in the above table, 150,000 were authorized pursuant to the 2007 Director Stock Plan.

(2)
Of the number of securities remaining available for future issuance, 1,358,425 were authorized pursuant to the 2005 Employee Stock Plan and 150,000 were authorized pursuant to the 2007 Director Stock Plan as of December 31, 2010.  Both plans provide for automatic adjustments to outstanding options or grants upon certain changes in capitalization.  In the event of any stock split, stock dividend or other event generally affecting the number of shares of our common stock held by each person who is then a record holder of our common stock, the number of shares covered by each outstanding option, grant or award and the number of shares available for grant under the plans shall be adjusted to account for such event.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is included under the headings “Transactions with Certain Related Persons,” “Compensation Committee Interlocks and Insider Participation” and “Director Independence” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 18, 2011, which will be filed with the SEC within 120 days from December 31, 2010, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services and the pre-approval of such services and fees is included under the headings “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees,” and in the related narrative, in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 18, 2011, which will be filed with the SEC within 120 days from December 31, 2010, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1.    Financial Statements

See Index to Consolidated Financial Statements on page 99.

2.	Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, “Financial Statements and Supplementary Data.”

(b)	Exhibits

See Index of Exhibits on page 150.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

/s/	George L. Engelke, Jr.	Date:	February 25, 2011
George L. Engelke, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	NAME	DATE

/s/	George L. Engelke, Jr.	February 25, 2011
George L. Engelke, Jr.
Chairman and Chief Executive Officer

/s/	Frank E. Fusco	February 25, 2011
Frank E. Fusco
Executive Vice President, Treasurer and
Chief Financial Officer

/s/	Gerard C. Keegan	February 25, 2011
Gerard C. Keegan
Vice Chairman, Chief Administrative
Officer and Director

/s/	John J. Conefry, Jr.	February 25, 2011
John J. Conefry, Jr.
Vice Chairman and Director

/s/	John R. Chrin	February 25, 2011
John R. Chrin
Director

/s/	Denis J. Connors	February 25, 2011
Denis J. Connors
Director

/s/	Peter C. Haeffner, Jr.	February 25, 2011
Peter C. Haeffner, Jr.
Director

/s/	Brian M. Leeney	February 25, 2011
Brian M. Leeney
Director

/s/	Ralph F. Palleschi	February 25, 2011
Ralph F. Palleschi
Director

/s/	Thomas V. Powderly	February 25, 2011
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

Astoria Financial Corporation management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment we believe that, as of December 31, 2010, the company’s internal control over financial reporting is effective based on those criteria.

Astoria Financial Corporation’s independent registered public accounting firm has issued an audit report on the effectiveness of the company’s internal control over financial reporting as of December 31, 2010.  This report appears on page 101.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Astoria Financial Corporation:

We have audited the internal control over financial reporting of Astoria Financial Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/     KPMG LLP
New York, New York
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Astoria Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astoria Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/     KPMG LLP
New York, New York
February 25, 2011

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
(In Thousands, Except Share Data)	2010	2009

ASSETS:
Cash and due from banks	$67,476	$71,540
Repurchase agreements	51,540	40,030
Available-for-sale securities:
Encumbered	516,540	798,367
Unencumbered	45,413	62,327
Total available-for-sale securities	561,953	860,694
Held-to-maturity securities, fair value of $2,042,110 and $2,367,520, respectively:
Encumbered	1,817,431	1,955,163
Unencumbered	186,353	362,722
Total held-to-maturity securities	2,003,784	2,317,885
Federal Home Loan Bank of New York stock, at cost	149,174	178,929
Loans held-for-sale, net	44,870	34,274
Loans receivable	14,223,047	15,780,722
Allowance for loan losses	(201,499)	(194,049)
Loans receivable, net	14,021,548	15,586,673
Mortgage servicing rights, net	9,204	8,850
Accrued interest receivable	55,492	66,121
Premises and equipment, net	133,362	136,195
Goodwill	185,151	185,151
Bank owned life insurance	410,418	401,735
Real estate owned, net	63,782	46,220
Other assets	331,515	317,882
Total assets	$18,089,269	$20,252,179

LIABILITIES:
Deposits	$11,599,000	$12,812,238
Reverse repurchase agreements	2,100,000	2,500,000
Federal Home Loan Bank of New York advances	2,391,000	3,000,000
Other borrowings, net	378,204	377,834
Mortgage escrow funds	109,374	114,036
Accrued expenses and other liabilities	269,911	239,457
Total liabilities	16,847,489	19,043,565

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value (5,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock, $.01 par value (200,000,000 shares authorized;
166,494,888 shares issued; and 97,877,469 and 97,083,607
shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	864,744	857,662
Retained earnings	1,848,095	1,829,199
Treasury stock (68,617,419 and 69,411,281 shares, at cost, respectively)	(1,417,956)	(1,434,362)
Accumulated other comprehensive loss	(42,161)	(29,779)
Unallocated common stock held by ESOP (3,441,130 and 4,304,635
shares, respectively)	(12,607)	(15,771)
Total stockholders' equity	1,241,780	1,208,614
Total liabilities and stockholders' equity	$18,089,269	$20,252,179

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In Thousands, Except Share Data)	2010	2009	2008
Interest income:
One-to-four family mortgage loans	$529,319	$609,724	$637,297
Multi-family, commercial real estate and
construction mortgage loans	196,541	217,480	234,922
Consumer and other loans	10,572	10,882	17,325
Mortgage-backed and other securities	109,206	149,655	185,160
Federal funds sold, repurchase agreements and
interest-earning cash accounts	390	448	1,939
Federal Home Loan Bank of New York stock	9,271	9,352	13,068
Total interest income	855,299	997,541	1,089,711
Interest expense:
Deposits	191,015	315,371	393,897
Borrowings	230,717	253,401	300,430
Total interest expense	421,732	568,772	694,327
Net interest income	433,567	428,769	395,384
Provision for loan losses	115,000	200,000	69,000
Net interest income after provision for loan losses	318,567	228,769	326,384
Non-interest income:
Customer service fees	51,229	57,887	62,489
Other loan fees	3,452	3,918	3,985
Gain on sales of securities	-	7,426	-
Other-than-temporary impairment write-down of securities	-	(5,300)	(77,696)
Mortgage banking income (loss), net	6,222	5,567	(413)
Income from bank owned life insurance	8,683	8,950	16,733
Other	11,602	1,353	6,082
Total non-interest income	81,188	79,801	11,180
Non-interest expense:
General and administrative:
Compensation and benefits	141,539	133,318	124,846
Occupancy, equipment and systems	65,498	64,685	66,553
Federal deposit insurance premiums	25,728	24,300	2,213
Federal deposit insurance special assessment	-	9,851	-
Advertising	6,466	5,404	7,116
Other	45,687	32,498	32,532
Total non-interest expense	284,918	270,056	233,260
Income before income tax expense	114,837	38,514	104,304
Income tax expense	41,103	10,830	28,962
Net income	$73,734	$27,684	$75,342
Basic earnings per common share	$0.78	$0.30	$0.83
Diluted earnings per common share	$0.78	$0.30	$0.82
Basic weighted average common shares	91,776,907	90,593,060	89,580,322
Diluted weighted average common and
common equivalent shares	91,776,941	90,602,189	90,406,527

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

						Accumulated	Unallocated
			Additional			Other	Common
		Common	Paid-in	Retained	Treasury	Comprehensive	Stock Held
(In Thousands, Except Share Data)	Total	Stock	Capital	Earnings	Stock	Loss	by ESOP

Balance at December 31, 2007	$1,211,344	$1,665	$846,227	$1,883,902	$(1,459,865)	$(39,476)	$(21,109)

Comprehensive income:
Net income	75,342	-	-	75,342	-	-	-
Other comprehensive loss, net of tax	(22,389)	-	-	-	-	(22,389)	-
Comprehensive income	52,953
Common stock repurchased (755,000 shares)	(18,090)	-	-	-	(18,090)	-	-
Dividends on common stock ($1.04 per share)	(93,811)	-	-	(93,811)	-	-	-
Restricted stock grants (394,840 shares)	-	-	(9,839)	1,693	8,146	-	-
Forfeitures of restricted stock (11,888 shares)	-	-	330	(91)	(239)	-	-
Exercise of stock options (524,618 shares issued)	8,042	-	-	(2,795)	10,837	-	-
Stock-based compensation	7,667	-	7,650	17	-	-	-
Net tax benefit excess from stock-based compensation	1,667	-	1,667	-	-	-	-
Allocation of ESOP stock	11,997	-	9,986	-	-	-	2,011
Balance at December 31, 2008	1,181,769	1,665	856,021	1,864,257	(1,459,211)	(61,865)	(19,098)

Comprehensive income:
Net income	27,684	-	-	27,684	-	-	-
Other comprehensive income, net of tax	32,086	-	-	-	-	32,086	-
Comprehensive income	59,770
Dividends on common stock ($0.52 per share)	(47,758)	-	-	(47,758)	-	-	-
Restricted stock grants (1,174,232 shares)	-	-	(9,629)	(14,636)	24,265	-	-
Forfeitures of restricted stock (22,990 shares)	-	-	359	115	(474)	-	-
Exercise of stock options (51,233 shares issued)	578	-	-	(480)	1,058	-	-
Stock-based compensation	5,795	-	5,778	17	-	-	-
Net tax benefit shortfall from stock-based compensation	(402)	-	(402)	-	-	-	-
Allocation of ESOP stock	8,862	-	5,535	-	-	-	3,327
Balance at December 31, 2009	1,208,614	1,665	857,662	1,829,199	(1,434,362)	(29,779)	(15,771)

Comprehensive income:
Net income	73,734	-	-	73,734	-	-	-
Other comprehensive loss, net of tax	(12,382)	-	-	-	-	(12,382)	-
Comprehensive income	61,352
Dividends on common stock ($0.52 per share)	(48,692)	-	-	(48,692)	-	-	-
Restricted stock grants (806,428 shares)	-	-	(10,484)	(6,181)	16,665	-	-
Forfeitures of restricted stock (24,566 shares)	-	-	360	147	(507)	-	-
Exercise of stock options (12,000 shares issued)	112	-	-	(136)	248	-	-
Stock-based compensation	8,003	-	7,979	24	-	-	-
Net tax benefit excess from stock-based compensation	776	-	776	-	-	-	-
Allocation of ESOP stock	11,615	-	8,451	-	-	-	3,164
Balance at December 31, 2010	$1,241,780	$1,665	$864,744	$1,848,095	$(1,417,956)	$(42,161)	$(12,607)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In Thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$73,734	$27,684	$75,342
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on loans	34,060	33,473	29,422
Net amortization (accretion) on securities and borrowings	2,976	(1,601)	(1,338)
Net provision for loan and real estate losses	117,805	201,297	71,695
Depreciation and amortization	11,286	11,003	12,907
Net gain on sales of loans and securities	(6,971)	(14,142)	(1,346)
Other-than-temporary impairment write-down of securities	-	5,300	77,696
Other asset impairment charges	1,688	3,864	-
Originations of loans held-for-sale	(289,817)	(412,400)	(136,211)
Proceeds from sales and principal repayments of loans held-for-sale	287,609	391,427	137,770
Stock-based compensation and allocation of ESOP stock	19,618	14,657	19,664
Decrease (increase) in accrued interest receivable	10,629	13,468	(457)
Mortgage servicing rights amortization and valuation allowance adjustments, net	2,747	3,920	5,559
Bank owned life insurance income and insurance proceeds received, net	(8,683)	(455)	(3,000)
Increase in other assets	(3,291)	(139,738)	(60,933)
Increase in accrued expenses and other liabilities	11,961	30,519	9,092
Net cash provided by operating activities	265,351	168,276	235,862
Cash flows from investing activities:
Originations of loans receivable	(2,545,265)	(2,904,338)	(3,880,451)
Loan purchases through third parties	(442,525)	(393,558)	(483,035)
Principal payments on loans receivable	4,240,668	3,938,111	3,691,325
Proceeds from sales of delinquent and non-performing loans	53,667	52,505	15,455
Purchases of securities held-to-maturity	(958,529)	(706,630)	(166,549)
Purchases of securities available-for-sale	-	-	(322,285)
Principal payments on securities held-to-maturity	1,269,765	1,036,933	578,673
Principal payments on securities available-for-sale	298,208	357,515	202,818
Proceeds from sales of securities available-for-sale	-	211,553	-
Net redemptions (purchases) of Federal Home Loan Bank of New York stock	29,755	32,971	(10,410)
Proceeds from sales of real estate owned, net	81,023	49,785	21,334
Purchases of premises and equipment, net of proceeds from sales	(9,968)	(8,958)	(13,172)
Net cash provided by (used in) investing activities	2,016,799	1,665,889	(366,297)
Cash flows from financing activities:
Net (decrease) increase in deposits	(1,213,238)	(667,686)	430,486
Net (decrease) increase in borrowings with original terms of three months or less	(84,000)	(723,000)	230,000
Proceeds from borrowings with original terms greater than three months	525,000	235,000	1,650,000
Repayments of borrowings with original terms greater than three months	(1,450,000)	(600,000)	(2,100,000)
Net (decrease) increase in mortgage escrow funds	(4,662)	(19,620)	4,244
Common stock repurchased	-	-	(18,090)
Cash dividends paid to stockholders	(48,692)	(47,758)	(93,811)
Cash received for options exercised	112	578	8,042
Net tax benefit excess (shortfall) from stock-based compensation	776	(402)	1,667
Net cash (used in) provided by financing activities	(2,274,704)	(1,822,888)	112,538
Net increase (decrease) in cash and cash equivalents	7,446	11,277	(17,897)
Cash and cash equivalents at beginning of year	111,570	100,293	118,190
Cash and cash equivalents at end of year	$119,016	$111,570	$100,293

Supplemental disclosures:
Interest paid	$424,321	$568,025	$703,905
Income taxes paid	$49,736	$60,335	$80,325
Additions to real estate owned	$101,390	$71,821	$40,395
Loans transferred to held-for-sale	$61,843	$60,646	$15,455

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

In addition to Astoria Federal and AF Insurance Agency, Inc., we have another subsidiary, Astoria Capital Trust I, which is not consolidated with Astoria Financial Corporation for financial reporting purposes.  See Note 8 for further discussion of Astoria Capital Trust I.

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

For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold and repurchase agreements with original maturities of three months or less.  Astoria Federal is required by the Federal Reserve System to maintain cash reserves equal to a percentage of certain deposits.  The reserve requirement totaled $36.0 million at December 31, 2010 and $41.8 million at December 31, 2009.

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

Securities are classified as held-to-maturity, available-for-sale or trading.  Management determines the appropriate classification of securities at the time of acquisition.  Our available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders' equity.  Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.  Premiums and discounts are recognized as adjustments to interest income using the interest method over the remaining period to contractual maturity, adjusted for prepayments.  Gains and losses on the sale of all securities are determined using the specific identification method and are reflected in earnings when realized.  For the years ended December 31, 2010, 2009 and 2008, we did not maintain a trading portfolio.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.

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

The allowance for loan losses is established and maintained through a provision for loan losses based on our evaluation of the probable inherent losses in our loan portfolio.  The allowance is increased by the provision for loan losses charged to earnings and is decreased by charge-offs, net of recoveries.  The total allowance for loan losses is available for losses applicable to the entire loan portfolio.  Pursuant to our policy, loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible, or, in the case of one-to-four family mortgage loans, at 180 days past due, and annually thereafter, for the portion of the recorded investment in the loan in excess of the estimated fair value of the underlying collateral less estimated selling costs.  We evaluate the adequacy of our allowance on a quarterly basis.  The allowance is comprised of both specific valuation allowances and general valuation allowances.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Specific valuation allowances are established in connection with individual loan reviews and the asset classification process.  We evaluate loans individually for impairment in connection with this process.  In addition, one-to-four family mortgage loans are individually evaluated for impairment at 180 days delinquent and annually thereafter.  All other loans are collectively evaluated for impairment.  Loans we individually classify as impaired include multi-family, commercial real estate and construction mortgage loans with balances of $1.0 million or greater which have been classified by our Asset Classification Committee as either substandard-3 or doubtful, certain loans modified in a troubled debt restructuring and mortgage loans where a portion of the outstanding principal has been charged-off.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  The primary considerations in establishing specific valuation allowances are the current estimated value of a loan’s underlying collateral and the loan’s payment history.  We update our estimates of collateral value for loans meeting certain criteria.   For one-to-four family mortgage loans, updated estimates of collateral value are obtained primarily through automated valuation models. For multi-family and commercial real estate properties, we estimate collateral value through appraisals or internal cash flow analyses, when current financial information is available, coupled with, in most cases, an inspection of the property.  We also consider various current and anticipated economic conditions in determining our specific valuation allowances.

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

The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2010 and 2009.  Actual results could differ from our estimates as a result of changes in economic or market conditions.  Changes in estimates could result in a material change in the allowance for loan losses.  While we believe that the allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio at this time, future adjustments may be necessary if portfolio performance or economic or market conditions differ substantially from the conditions that existed at the time of the initial determinations.

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

Effective December 31, 2010, we adopted Accounting Standards Update, or ASU, 2010-20, “Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which amends existing disclosure guidance to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses.  The amendments require an entity to disclose credit quality indicators, past due information and modifications of its financing receivables.  The objective of these expanded disclosures is to provide financial statement users with greater transparency about an

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

entity’s allowance for credit losses and the credit quality of its financing receivables.  For public entities, the disclosures required by this guidance as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures required by this guidance about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Comparative disclosures for reporting periods ending after initial adoption are required.  In January 2011, the Financial Accounting Standards Board, or FASB, issued ASU 2011-01, “Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which delays the effective date for the disclosures required by ASU 2010-20 relative to modifications of financing receivables to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in the proposed ASU entitled “Receivables (Topic 310) Clarifications to Accounting for Troubled Debt Restructurings by Creditors,” which is anticipated to be effective for interim and annual periods ending after June 15, 2011.  Since the provisions of ASU 2010-20 are disclosure related, our adoption of this guidance did not have an impact on our financial condition or results of operations.

Our loans receivable represent our financing receivables.  We have segmented our loan portfolio between mortgage loans and consumer and other loans and further segmented our mortgage loan portfolio by property type for purposes of providing disaggregated information about the credit quality of our loans receivable and allowance for loan losses.  Classes within our one-to-four family mortgage loan portfolio consist of full documentation, reduced documentation, interest-only and amortizing loans.  Classes within our consumer and other loan portfolio consist of home equity lines of credit and all other consumer and other loans.  Multi-family, commercial real-estate and construction loans each consist of a single class.  The credit quality indicator for one-to-four family mortgage loans and consumer and other loans is the payment activity on the loans, segregated between performing and non-performing loans.  For multi-family, commercial real estate and construction loans, the credit quality indicator is based on whether or not a loan was classified as a result of our individual loan reviews and the asset classification process.

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

Land is carried at cost.  Buildings and improvements, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization totaling $173.5 million at December 31, 2010 and $163.3 million at December 31, 2009.  Buildings and improvements and furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized using the straight-line method over the shorter of the term of the related leases or the estimated useful lives of the improved property.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Included in premises and equipment, net, is an office building with a net carrying value of $14.7 million at December 31, 2010 and $16.7 million at December 31, 2009, which was classified as held-for-sale prior to September 30, 2009.  The building is located in Lake Success, New York, and formerly housed our lending operations, which were relocated in March 2008 to a facility which we currently lease in Mineola, New York.  During the 2009 second quarter, we recorded a lower of cost or market write-down of $1.6 million to reduce the carrying amount of the building to its estimated fair value less selling costs as of June 30, 2009.  Due to economic and real estate market conditions, we were unable to sell the building at a reasonable price within a reasonable period of time.  Therefore, as of September 30, 2009, the office building was no longer classified as held-for-sale. No depreciation expense was recorded while the building was classified as held-for-sale. We resumed depreciation of the building in October 2009 over its remaining useful life based on the carrying value of $16.9 million at September 30, 2009.

During the 2010 second quarter, several indications of interest on the building and negotiations with potential buyers indicated a current market value below the carrying value of the building.  As a result, we evaluated the building for impairment and recorded an impairment write-down of $1.5 million to reduce the carrying amount of the building to its estimated fair value less selling costs as of June 30, 2010.  We currently plan to resume our use of the building and relocate certain of our operations into the building in 2011.

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

As of December 31, 2010, the carrying amount of our goodwill totaled $185.2 million.  On September 30, 2010, we performed our annual goodwill impairment test and determined the estimated fair value of our reporting unit to be in excess of its carrying amount.  Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.

(k)	Bank Owned Life Insurance

Bank owned life insurance, or BOLI, is carried at the amount that could be realized under our life insurance contract as of the date of the statement of financial condition and is classified as a non-interest earning asset.  Increases in the carrying value are recorded as non-interest income and insurance proceeds received are recorded as a reduction of the carrying value.  The carrying value consists of cash surrender value of $384.7 million at December 31, 2010 and $376.2 million at December 31, 2009, claims stabilization reserve of $25.5 million at December 31, 2010 and $24.4 million at December 31, 2009 and deferred acquisition costs of $211,000 at December 31, 2010 and $1.1 million at December 31, 2009.  Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) and the deferred acquisition costs (costs incurred by the insurance carrier for the policy issuance) is guaranteed by the insurance carrier provided that certain conditions are met at the date of a contract surrender.  We satisfied these conditions at December 31, 2010 and 2009.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(l)	Real Estate Owned

Real estate owned, or REO, represents real estate acquired through foreclosure or by deed in lieu of foreclosure and is initially recorded at the lower of cost or fair value, less estimated selling costs.  Write-downs required at the time of acquisition are charged to the allowance for loan losses.  Thereafter, we maintain an allowance for losses, representing decreases in the properties’ estimated fair value, through charges to earnings.  Such charges are included in other non-interest expense along with any additional property maintenance and protection expenses incurred in owning the property.  REO is reported net of an allowance for losses of $1.5 million at December 31, 2010 and $816,000 at December 31, 2009.

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

As part of our interest rate risk management, we may utilize, from time-to-time, derivative instruments which are recorded as either assets or liabilities in the consolidated statements of financial condition at fair value.  Changes in the fair values of derivatives are reported in our results of operations or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.  We may also enter into derivative instruments with no hedging designation.  Changes in the fair values of these derivatives are recognized currently in our results of operations, generally in other non-interest expense.  We do not use derivatives for trading purposes.

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

Basic earnings per share, or EPS, is computed pursuant to the two-class method by dividing net income less dividends paid on participating securities and any undistributed earnings attributable to participating securities by the weighted average common shares outstanding during the year.  The weighted average common shares outstanding includes the weighted average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted stock and unallocated shares held by the Employee Stock Ownership Plan, or ESOP.  For EPS calculations, ESOP shares that have been committed to be released are considered outstanding.  ESOP shares that have not been committed to be released are excluded from outstanding shares on a weighted average basis for EPS calculations.

Diluted EPS is computed using the same method as basic EPS, but includes the effect of dilutive potential common shares that were outstanding during the period, such as unexercised stock options, calculated using the treasury stock method.  When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of awards.  Stock-based compensation expense is recognized on a straight-line basis over the requisite service period which is the earlier of the awards’ stated vesting date or the employees’ or non-employee directors’ retirement eligibility date for awards that have accelerated vesting provisions upon retirement.  The fair value of restricted stock awards is based on the closing market value as reported on the New York Stock Exchange on the grant date.

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

(t)	Impact of Recent Accounting Standards and Interpretations

On January 1, 2010, we adopted ASU 2009-16, “Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets,” which amends the FASB Accounting Standards CodificationTM, or the FASB ASC, as a result of Statement of Financial Accounting Standards, or SFAS, No. 166, “Accounting for Transfers of Financial Assets,” issued by the FASB in June 2009.  This new accounting guidance eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures.  This guidance enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  Our adoption of this guidance on January 1, 2010 did not have a material impact on our financial condition or results of operations.

On January 1, 2010, we adopted ASU 2009-17, “Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amends the FASB ASC as a result of SFAS No. 167,

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

“Amendments to FASB Interpretation No. 46(R),” issued by the FASB in June 2009.  This new accounting guidance was issued to improve financial reporting by companies involved with variable interest entities.  This guidance amends existing guidance for determining whether an entity is a variable interest entity, amends the criteria for identification of the primary beneficiary of a variable interest entity by requiring a qualitative analysis rather than a quantitative analysis and requires continuous reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  Our adoption of this guidance on January 1, 2010 did not have a material impact on our financial condition or results of operations.

(2)	Repurchase Agreements

Repurchase agreements averaged $40.3 million during the year ended December 31, 2010 and $31.8 million during the year ended December 31, 2009.  The maximum amount of such agreements outstanding at any month end was $54.4 million during the year ended December 31, 2010 and $56.5 million during the year ended December 31, 2009.  As of December 31, 2010, one repurchase agreement totaling $51.5 million was outstanding.  As of December 31, 2009, one repurchase agreement totaling $40.0 million was outstanding.  The fair value of the securities held under these agreements was $52.7 million as of December 31, 2010 and $40.7 million as of December 31, 2009.  None of the securities held under repurchase agreements were sold or repledged during the years ended December 31, 2010 and 2009.

(3)	Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs (1)	$490,302	$18,931	$-	$509,233
Non-GSE issuance REMICs and CMOs	21,023	3	(362)	20,664
GSE pass-through certificates	28,784	1,114	(2)	29,896
Total residential mortgage-backed securities	540,109	20,048	(364)	559,793
Freddie Mac preferred stock	-	2,160	-	2,160
Other securities	15	-	(15)	-
Total securities available-for-sale	$540,124	$22,208	$(379)	$561,953
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,933,650	$47,191	$(8,734)	$1,972,107
Non-GSE issuance REMICs and CMOs	40,363	352	(66)	40,649
GSE pass-through certificates	772	51	-	823
Total residential mortgage-backed securities	1,974,785	47,594	(8,800)	2,013,579
Obligations of U.S. government and GSEs	25,000	-	(468)	24,532
Obligations of states and political subdivisions	3,999	-	-	3,999
Total securities held-to-maturity	$2,003,784	$47,594	$(9,268)	$2,042,110

(1)	Real estate mortgage investment conduits and collateralized mortgage obligations.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	At December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$777,098	$19,157	$(15)	$796,240
Non-GSE issuance REMICs and CMOs	27,165	3	(899)	26,269
GSE pass-through certificates	33,441	941	(7)	34,375
Total residential mortgage-backed securities	837,704	20,101	(921)	856,884
Freddie Mac preferred stock	-	3,784	-	3,784
Other securities	40	-	(14)	26
Total securities available-for-sale	$837,744	$23,885	$(935)	$860,694
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,979,296	$50,387	$-	$2,029,683
Non-GSE issuance REMICs and CMOs	82,014	33	(2,214)	79,833
GSE pass-through certificates	1,097	66	-	1,163
Total residential mortgage-backed securities	2,062,407	50,486	(2,214)	2,110,679
Obligations of U.S. government and GSEs	250,955	1,363	-	252,318
Obligations of states and political subdivisions	4,523	-	-	4,523
Total securities held-to-maturity	$2,317,885	$51,849	$(2,214)	$2,367,520

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

The following tables set forth the estimated fair values of securities with gross unrealized losses at the dates indicated, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the respective dates.

	At December 31, 2010
	Less Than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
Non-GSE issuance REMICs and CMOs	$276	$(2)	$19,991	$(360)	$20,267	$(362)
GSE pass-through certificates	1,775	(2)	-	-	1,775	(2)
Other securities	-	-	-	(15)	-	(15)
Total temporarily impaired securities available-for-sale	$2,051	$(4)	$19,991	$(375)	$22,042	$(379)
Held-to-maturity:
GSE issuance REMICs and CMOs	$484,366	$(8,734)	$-	$-	$484,366	$(8,734)
Non-GSE issuance REMICs and CMOs	-	-	1,744	(66)	1,744	(66)
Obligations of U.S. government and GSEs	24,532	(468)	-	-	24,532	(468)
Total temporarily impaired securities held-to-maturity	$508,898	$(9,202)	$1,744	$(66)	$510,642	$(9,268)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	At December 31, 2009
	Less Than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
GSE issuance REMICs and CMOs	$1,489	$(15)	$-	$-	$1,489	$(15)
Non-GSE issuance REMICs and CMOs	549	(54)	25,557	(845)	26,106	(899)
GSE pass-through certificates	1,309	(4)	377	(3)	1,686	(7)
Other securities	-	-	1	(14)	1	(14)
Total temporarily impaired securities available-for-sale	$3,347	$(73)	$25,935	$(862)	$29,282	$(935)
Total temporarily impaired securities held-to-maturity:
Non-GSE issuance REMICs and CMOs	$-	$-	$70,589	$(2,214)	$70,589	$(2,214)

We held 59 securities which had an unrealized loss at December 31, 2010 and 46 at December 31, 2009.  At December 31, 2010 and 2009, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment is directly related to the change in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.   None of the unrealized losses are related to credit losses.  Therefore, at December 31, 2010 and 2009, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

There were no OTTI charges for the year ended December 31, 2010.  We recorded OTTI charges totaling $5.3 million for the year ended December 31, 2009 and $77.7 million for the year ended December 31, 2008.  OTTI charges are included as a component of non-interest income in the consolidated statements of income and are discussed in greater detail below.

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

During the 2009 first quarter, the market values of these securities trended downward from the values observed in the beginning of January 2009.  Our analysis of the market value trends indicated that there was no longer a

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

likelihood of a near-term market value recovery.  Based on the increased duration of the unrealized loss and the unlikelihood of a near-term market value recovery, we concluded, as of March 31, 2009, our Freddie Mac preferred securities were other-than-temporarily impaired and of such little value that a write-off of our remaining cost basis was warranted.  At December 31, 2010, the securities’ market values totaled $2.2 million, which is recorded as an unrealized gain on our available-for-sale securities.

There were no sales of securities from the available-for-sale portfolio during the years ended December 31, 2010 and December 31, 2008.  During the year ended December 31, 2009, proceeds from sales of securities from the available-for-sale portfolio totaled $211.6 million resulting in gross realized gains of $7.4 million.

Held-to-maturity debt securities, excluding mortgage-backed securities, had an amortized cost of $29.0 million and a fair value of $28.5 million at December 31, 2010.  These securities have contractual maturities in 2017 and 2018.  Actual maturities will differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

The balance of accrued interest receivable for securities totaled $8.3 million at December 31, 2010 and $10.3 million at December 31, 2009.

At December 31, 2010, we held one security with an amortized cost of $25.0 million which is callable within one year and at various times thereafter.

(4)	Loans Held-for-Sale

Loans held-for-sale, net, include non-performing loans held-for-sale which totaled $10.9 million, net of a $169,000 valuation allowance, at December 31, 2010 and $6.9 million, net of a $1.1 million valuation allowance, at December 31, 2009.  Non-performing loans held-for-sale consisted primarily of multi-family and commercial real estate loans at December 31, 2010 and December 31, 2009.

We sold certain delinquent and non-performing mortgage loans totaling $51.6 million, net of charge-offs of $23.1 million, during the year ended December 31, 2010, primarily multi-family and commercial real estate loans, $51.5 million, net of charge-offs of $34.2 million, during the year ended December 31, 2009, primarily multi-family, commercial real estate and construction loans, and $15.5 million, net of charge-offs of $1.9 million, during the year ended December 31, 2008, primarily one-to-four family and multi-family loans.  Net gain on sales of non-performing loans totaled $2.1 million for the year ended December 31, 2010 and $998,000 for the year ended December 31, 2009.  Net loss on sales of non-performing loans totaled $44,000 for the year ended December 31, 2008.

We recorded net lower of cost or market write-downs on non-performing loans held-for-sale totaling $173,000 for the year ended December 31, 2010 and $2.3 million for the year ended December 31, 2009.  There were no lower of cost or market write-downs on non-performing loans held-for-sale for the year ended December 31, 2008.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(5)	Loans Receivable and Allowance for Loan Losses

Loans receivable, net, are summarized as follows:

	At December 31,
(In Thousands)	2010	2009
Mortgage loans (gross):
One-to-four family	$10,855,061	$11,895,362
Multi-family	2,187,869	2,559,058
Commercial real estate	771,654	866,804
Construction	15,145	23,599
Total mortgage loans	13,829,729	15,344,823
Consumer and other loans (gross):
Home equity	282,453	302,410
Other	26,887	27,608
Total consumer and other loans	309,340	330,018
Total loans	14,139,069	15,674,841
Net unamortized premiums and deferred loan origination costs	83,978	105,881
Loans receivable	14,223,047	15,780,722
Allowance for loan losses	(201,499)	(194,049)
Loans receivable, net	$14,021,548	$15,586,673

Accrued interest receivable on all loans totaled $47.2 million at December 31, 2010 and $55.8 million at December 31, 2009.

Our one-to-four family mortgage loans consist primarily of interest-only and amortizing hybrid adjustable rate mortgage, or ARM, loans.  We offer amortizing hybrid ARM loans which initially have a fixed rate for three, five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period and require the borrower to make principal and interest payments during the entire loan term.  Prior to the 2010 fourth quarter, we offered interest-only hybrid ARM loans, which have an initial fixed rate for three, five or seven years and convert into one year interest-only ARM loans at the end of the initial fixed rate period.  Our interest-only hybrid ARM loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  We do not originate one year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  Our hybrid ARM loans may be offered with an initial interest rate which is less than the fully indexed rate for the loan at the time of origination, referred to as a discounted rate.  We determine the initial interest rate in accordance with market and competitive factors giving consideration to the spread over our funding sources in conjunction with our overall interest rate risk management strategies.  One-to-four family interest-only hybrid ARM loans originated prior to 2007 were underwritten at the initial note rate which may have been a discounted rate.  Such loans totaled $2.91 billion at December 31, 2010 and $3.50 billion at December 31, 2009.  We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.  We have also originated interest-only multi-family and commercial real estate loans to qualified borrowers.  Multi-family and commercial real estate interest-only loans differ from one-to-four family interest-only loans in that the interest-only period for multi-family and commercial real estate loans generally ranges from one to five years.  During the 2009 first quarter, we stopped offering interest-only multi-family and commercial real estate loans.

Within our one-to-four family mortgage loan portfolio we have reduced documentation loan products, which totaled $1.77 billion at December 31, 2010 and $2.05 billion at December 31, 2009.  Reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans.  To a lesser extent, reduced documentation loans in our portfolio also include SISA (stated income, stated asset) loans, which totaled $272.7 million at December 31, 2010 and $310.7 million at December 31, 2009.  SIFA and SISA loans require a prospective borrower to complete a standard mortgage loan application.  Reduced documentation loans require the receipt of an appraisal of the real estate used as collateral for the mortgage loan and a credit report on the prospective borrower.  In addition, SIFA

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

loans require the verification of a potential borrower’s asset information on the loan application, but not the income information provided.  During the 2007 fourth quarter, we stopped offering reduced documentation loans.

The following tables set forth an aging analysis of our loans receivable by segment and class at the dates indicated.

	At December 31, 2010
	30-59 Days	60-89 Days	90 Days or More Past Due		Total
(In Thousands)	Past Due	Past Due	Accruing	Non-Accrual	Past Due	Current	Total
Mortgage loans:
One-to-four family:
Full documentation:
Interest-only	$41,608	$18,029	$-	$105,982	$165,619	$3,646,143	$3,811,762
Amortizing	29,666	5,170	464	45,256	80,556	5,191,615	5,272,171
Reduced documentation:
Interest-only	38,864	20,493	-	157,464	216,821	1,114,473	1,331,294
Amortizing	14,965	4,170	-	33,149	52,284	387,550	439,834
Multi-family	33,627	6,056	381	29,814	69,878	2,117,991	2,187,869
Commercial real estate	2,925	-	-	6,529	9,454	762,200	771,654
Construction	-	-	-	6,097	6,097	9,048	15,145
Consumer and other loans:
Home equity lines of credit	3,991	351	-	5,464	9,806	272,647	282,453
Other	164	70	-	110	344	26,543	26,887
Total loans	$165,810	$54,339	$845	$389,865	$610,859	$13,528,210	$14,139,069

	At December 31, 2009
	30-59 Days	60-89 Days	90 Days or More Past Due		Total
(In Thousands)	Past Due	Past Due	Accruing	Non-Accrual	Past Due	Current	Total
Mortgage loans:
One-to-four family:
Full documentation:
Interest-only	$52,368	$15,950	$-	$106,441	$174,759	$4,514,037	$4,688,796
Amortizing	33,264	10,753	136	40,739	84,892	5,067,129	5,152,021
Reduced documentation:
Interest-only	50,242	28,922	-	158,164	237,328	1,339,050	1,576,378
Amortizing	11,044	6,897	-	24,602	42,543	435,624	478,167
Multi-family	48,137	12,392	19	59,507	120,055	2,439,003	2,559,058
Commercial real estate	13,512	-	445	8,237	22,194	844,610	866,804
Construction	-	-	-	5,458	5,458	18,141	23,599
Consumer and other loans:
Home equity lines of credit	4,075	1,096	-	4,506	9,677	292,733	302,410
Other	252	304	-	318	874	26,734	27,608
Total loans	$212,894	$76,314	$600	$407,972	$697,780	$14,977,061	$15,674,841
If all non-accrual loans at December 31, 2010, 2009 and 2008 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $24.0 million for the year ended December 31, 2010, $25.5 million for the year ended December 31, 2009 and $15.7 million for the year ended December 31, 2008.  This compares to actual payments recorded as interest income, with respect to such loans, of $8.8 million for the year ended December 31, 2010, $9.8 million for the year ended December 31, 2009 and $7.1 million for the year ended December 31, 2008.

Loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $47.5 million at December 31, 2010 and $57.2 million at December 31, 2009. Excluded from non-performing loans are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to accrual status.  Restructured accruing loans totaled $49.2 million at December 31, 2010 and $26.0 million at December 31, 2009.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Activity in the allowance for loan losses is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2010	2009	2008
Balance at beginning of year	$194,049	$119,029	$78,946
Provision charged to operations	115,000	200,000	69,000
Charge-offs:
One-to-four family	(84,537)	(83,713)	(17,973)
Multi-family	(26,902)	(34,363)	(9,249)
Commercial real estate	(6,970)	(2,666)	(190)
Construction	(2,256)	(10,361)	(1,484)
Consumer and other loans	(2,583)	(2,096)	(1,258)
Total charge-offs	(123,248)	(133,199)	(30,154)
Recoveries:
One-to-four family	12,957	6,956	911
Multi-family	1,867	1,036	9
Commercial real estate	725	81	-
Construction	-	16	113
Consumer and other loans	149	130	204
Total recoveries	15,698	8,219	1,237
Net charge-offs	(107,550)	(124,980)	(28,917)
Balance at end of year	$201,499	$194,049	$119,029

The following table sets forth the balances of our loans receivable by segment and impairment evaluation and the allowance for loan losses associated with such loans at December 31, 2010.

	At December 31, 2010
	Mortgage Loans				Consumer
(In Thousands)	One-to-Four Family	Multi- Family	Commercial Real Estate	Construction	and Other Loans	Total
Loans:
Individually evaluated for impairment	$315,994	$1,144,633	$385,904	$7,872	$3,414	$1,857,817
Collectively evaluated for impairment	10,539,067	1,043,236	385,750	7,273	305,926	12,281,252
Total loans	$10,855,061	$2,187,869	$771,654	$15,145	$309,340	$14,139,069
Allowance for loan losses:
Individually evaluated for impairment	$12,541	$34,124	$10,784	$3,250	$51	$60,750
Collectively evaluated for impairment	112,983	18,662	4,779	230	4,095	140,749
Total allowance for loan losses	$125,524	$52,786	$15,563	$3,480	$4,146	$201,499

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes information related to our impaired loans by segment and class at December 31, 2010.  Impaired one-to-four family mortgage loans consist primarily of loans where a portion of the outstanding principal has been charged off.

	At December 31, 2010
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
With an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	$11,033	$11,033	$(1,980)	$9,053
Amortizing	7,340	7,340	(947)	6,393
Reduced documentation:
Interest-only	10,234	10,234	(2,500)	7,734
Amortizing	1,032	1,032	(239)	793
Multi-family	51,793	51,084	(14,349)	36,735
Commercial real estate	19,929	18,825	(5,496)	13,329
Construction	6,546	6,435	(2,851)	3,584
Without an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	87,110	64,185	-	64,185
Amortizing	15,363	11,883	-	11,883
Reduced documentation:
Interest-only	145,091	105,905	-	105,905
Amortizing	15,786	12,009	-	12,009
Construction	1,200	639	-	639
Total impaired loans	$372,457	$300,604	$(28,362)	$272,242

The following table summarizes information related to our impaired loans at December 31, 2009.

	At December 31, 2009
		Allowance
	Recorded	for Loan	Net
(In Thousands)	Investment	Losses	Investment
One-to-four family	$173,339	$(6,154)	$167,185
Multi-family, commercial real estate and construction	73,827	(17,788)	56,039
Total impaired loans	$247,166	$(23,942)	$223,224

Our average recorded investment in impaired loans was $270.6 million for the year ended December 31, 2010, $155.8 million for the year ended December 31, 2009 and $55.6 million for the year ended December 31, 2008.  Interest income recognized on impaired loans amounted to $8.6 million for the year ended December 31, 2010, $6.2 million for the year ended December 31, 2009 and $1.1 million for the year ended December 31, 2008.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables set forth the balances of our loans receivable by segment, class and credit quality indicator at December 31, 2010.

	At December 31, 2010
	One-to-Four Family Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$3,705,780	$5,226,451	$1,173,830	$406,685	$276,989	$26,777
Non-performing	105,982	45,720	157,464	33,149	5,464	110
Total	$3,811,762	$5,272,171	$1,331,294	$439,834	$282,453	$26,887

	At December 31, 2010
(In Thousands)	Multi-Family Mortgage Loans	Commercial Real Estate Loans	Construction Loans
Not classified	$2,035,111	$707,237	$7,315
Classified	152,758	64,417	7,830
Total	$2,187,869	$771,654	$15,145

The following table details the percentage of our total one-to-four family mortgage loans as of December 31, 2010 by state where we have a concentration of greater than 5% of our total one-to-four family mortgage loans or total non-performing one-to-four family mortgage loans.

		Percent of Total
	Percent of Total	Non-Performing
	One-to-Four	One-to-Four
State	Family Loans	Family Loans
New York	28.0%	13.7%
Illinois	12.3	14.0
Connecticut	9.1	9.5
California	7.9	13.0
New Jersey	7.5	14.6
Massachusetts	6.9	2.4
Virginia	6.3	4.9
Maryland	6.1	12.7
Florida	2.1	7.4

(6)	Mortgage Servicing Rights

We own rights to service mortgage loans for investors with aggregate unpaid principal balances of $1.44 billion at December 31, 2010 and $1.38 billion at December 31, 2009, which are not reflected in the accompanying consolidated statements of financial condition.  As described in Note 1(h), we outsource our mortgage loan servicing to a third party under a sub-servicing agreement.

At December 31, 2010, our MSR had an estimated fair value of $9.2 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.96%, a weighted average constant prepayment rate on mortgages of 19.94% and a weighted average life of 3.8 years.  At December 31, 2009, our MSR had an estimated fair value of $8.9 million and were valued based on expected future cash flows considering a weighted average discount rate of 11.02%, a weighted average constant prepayment rate on mortgages of 20.85% and a weighted average life of 3.8 years.  As of December 31, 2010, estimated future MSR amortization through 2015 is as follows:  $2.8 million for 2011, $2.4 million for 2012, $2.0 million for 2013, $1.6 million for 2014 and $1.4 million for 2015.  Actual results will vary depending upon the level of repayments on the loans currently serviced.

The fair value of MSR is highly sensitive to changes in assumptions.  Changes in prepayment speed assumptions have the most significant impact on the fair value of our MSR.  Generally, as interest rates decline, mortgage loan

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

MSR activity is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2010	2009	2008
Carrying amount before valuation allowance at beginning of year	$16,670	$16,287	$18,582
Additions – servicing obligations that result from transfers of financial assets	3,101	4,554	865
Amortization	(3,450)	(4,171)	(3,160)
Carrying amount before valuation allowance at end of year	16,321	16,670	16,287
Valuation allowance at beginning of year	(7,820)	(8,071)	(5,672)
Recovery of (provision for) valuation allowance	703	251	(2,399)
Valuation allowance at end of year	(7,117)	(7,820)	(8,071)
Net carrying amount at end of year	$9,204	$8,850	$8,216

Mortgage banking income (loss), net, is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2010	2009	2008
Loan servicing fees	$4,040	$3,769	$3,780
Net gain on sales of loans	4,929	5,718	1,366
Amortization of MSR	(3,450)	(4,171)	(3,160)
Recovery of (provision for) valuation allowance on MSR	703	251	(2,399)
Total mortgage banking income (loss), net	$6,222	$5,567	$(413)

(7)	Deposits

Deposits are summarized as follows:

	At December 31,
	2010			2009
	Weighted			Weighted
	Average		Percent	Average		Percent
(Dollars in Thousands)	Rate	Balance	of Total	Rate	Balance	of Total
Core deposits:
Savings	0.40%	$2,399,333	20.69%	0.40%	$2,041,701	15.94%
Money market	0.45	376,302	3.24	0.44	326,842	2.55
NOW	0.10	1,117,232	9.63	0.10	1,031,705	8.05
Non-interest bearing NOW and demand deposit	-	657,558	5.67	-	614,928	4.80
Liquid CDs	0.25	468,730	4.04	0.50	711,509	5.55
Total core deposits	0.27	5,019,155	43.27	0.30	4,726,685	36.89
Certificates of deposit	2.13	6,579,845	56.73	2.79	8,085,553	63.11
Total deposits	1.33%	$11,599,000	100.00%	1.87%	$12,812,238	100.00%

Liquid certificates of deposit, or Liquid CDs, have maturities of three months, require the maintenance of a minimum balance and allow depositors the ability to make periodic deposits to and withdrawals from their account.  We consider Liquid CDs as part of our core deposits, along with savings accounts, money market accounts and NOW and demand deposit accounts.  Certificates of deposit include all time deposits other than Liquid CDs.  There were no brokered certificates of deposit at December 31, 2010 and 2009.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The aggregate amount of certificates of deposit and Liquid CDs with balances equal to or greater than $100,000 was $2.40 billion at December 31, 2010 and $2.97 billion at December 31, 2009.

Certificates of deposit and Liquid CDs at December 31, 2010 have scheduled maturities as follows:

	Weighted		Percent
	Average		of
Year	Rate	Balance	Total
		(In Thousands)
2011	1.44%	$3,747,605	53.17%
2012	2.45	2,059,097	29.21
2013	3.07	321,556	4.56
2014	3.02	283,743	4.03
2015	2.92	636,554	9.03
2016 and thereafter	2.23	20	-
Total	2.01%	$7,048,575	100.00%

Interest expense on deposits is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2010	2009	2008
Savings	$8,838	$7,806	$7,551
Money market	1,533	2,095	3,189
Interest-bearing NOW	1,092	1,064	1,290
Liquid CDs	2,637	10,659	36,792
Certificates of deposit	176,915	293,747	345,075
Total interest expense on deposits	$191,015	$315,371	$393,897

(8)	Borrowings

Borrowings are summarized as follows:

	At December 31,
	2010		2009
		Weighted		Weighted
		Average		Average
(Dollars in Thousands)	Amount	Rate	Amount	Rate
Reverse repurchase agreements	$2,100,000	4.19%	$2,500,000	4.13%
FHLB-NY advances	2,391,000	3.62	3,000,000	3.84
Other borrowings, net	378,204	7.11	377,834	7.11
Total borrowings, net	$4,869,204	4.14%	$5,877,834	4.17%

Reverse Repurchase Agreements

The outstanding reverse repurchase agreements at December 31, 2010 and 2009 had original contractual maturities between two and ten years, are fixed rate and were secured by mortgage-backed securities.  The mortgage-backed securities collateralizing these agreements had an amortized cost of $2.32 billion and an estimated fair value of $2.38 billion, including accrued interest, at December 31, 2010 and an amortized cost of $2.74 billion and an estimated fair value of $2.81 billion, including accrued interest, at December 31, 2009 and are classified as encumbered securities on the consolidated statements of financial condition.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes information relating to reverse repurchase agreements.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2010	2009	2008
Average balance during the year	$2,275,068	$2,619,178	$3,315,628
Maximum balance at any month end during the year	2,500,000	2,850,000	3,730,000
Balance outstanding at end of year	2,100,000	2,500,000	2,850,000
Weighted average interest rate during the year	4.14%	3.96%	4.05%
Weighted average interest rate at end of year	4.19	4.13	3.68

Reverse repurchase agreements at December 31, 2010 have contractual maturities as follows:

Year	Amount
	(In Thousands)
2011	$400,000	(1)
2012	600,000	(2)
2015	200,000	(2)
2017	900,000	(2)
Total	$2,100,000

(1)	Due after 90 days.
(2)	Callable in 2011 and at various times thereafter.

FHLB-NY Advances

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of our stock in the FHLB-NY, certain qualifying mortgage loans and mortgage-backed and other securities not otherwise pledged in an amount at least equal to 110% of the advances outstanding.

The following table summarizes information relating to FHLB-NY advances.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2010	2009	2008
Average balance during the year	$2,915,658	$3,054,916	$3,366,510
Maximum balance at any month end during the year	3,235,000	3,509,000	4,196,000
Balance outstanding at end of year	2,391,000	3,000,000	3,738,000
Weighted average interest rate during the year	3.67%	3.93%	3.98%
Weighted average interest rate at end of year	3.62	3.84	3.40

FHLB-NY advances at December 31, 2010 have contractual maturities as follows:

Year	Amount
	(In Thousands)
2011	$722,000	(1)
2012	294,000	(2)
2013	425,000
2014	100,000
2016	200,000	(3)
2017	650,000	(3)
Total	$2,391,000

(1)
Includes $6.0 million of borrowings due overnight, $316.0 million of borrowings due in less than 30 days, $100.0 million of borrowings due in 30 to 90 days and $300.0 million of borrowings due after 90 days.

(2)	Includes $250.0 million of borrowings which are callable in 2011 and at various times thereafter.
(3)	Callable in 2011 and at various times thereafter.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Other Borrowings

We have $250.0 million of senior unsecured notes due in 2012 bearing a fixed interest rate of 5.75% which were issued in 2002.  The notes, which are designated as our 5.75% Senior Notes due 2012, Series B, are registered with the Securities and Exchange Commission.  We may redeem all or part of the notes at any time at a “make-whole” redemption price, together with accrued interest to the redemption date.  The carrying amount of the notes was $249.3 million at December 31, 2010 and $248.9 million at December 31, 2009.

Our finance subsidiary, Astoria Capital Trust I, issued in 1999, $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, in a private placement, and $3.9 million of common securities (which are the only voting securities of Astoria Capital Trust I), which are 100% owned by Astoria Financial Corporation, and used the proceeds to acquire Junior Subordinated Debentures issued by Astoria Financial Corporation.  The Junior Subordinated Debentures totaled $128.9 million at December 31, 2010 and 2009, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I.  The Junior Subordinated Debentures are prepayable, in whole or in part, at our option at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value.  The Capital Securities have the same prepayment provisions as the Junior Subordinated Debentures.  Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement relating to the Capital Securities.

The terms of our other borrowings subject us to certain debt covenants. We were in compliance with such covenants at December 31, 2010.

Interest expense on borrowings is summarized as follows:

	For the Year Ended December 31,
(Dollars in Thousands)	2010	2009	2008
Reverse repurchase agreements	$95,538	$105,078	$136,655
FHLB-NY advances	107,917	120,870	135,492
Other borrowings	27,262	27,453	28,283
Total interest expense on borrowings	$230,717	$253,401	$300,430

(9)	Stockholders' Equity

On April 18, 2007, our board of directors approved our twelfth stock repurchase plan authorizing the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding in open-market or privately negotiated transactions.  There were no repurchases of our common stock under this plan during the year ended December 31, 2010.  At December 31, 2010, a total of 8,107,300 shares may be purchased under our twelfth stock repurchase plan, however, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

On May 19, 2010, we filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective immediately upon filing.  This shelf registration statement allows us to periodically offer and sell, from time to time, in one or more offerings, individually or in any combination, common stock, preferred stock, debt securities, capital securities, guarantees, warrants to purchase common stock or preferred stock and units consisting of one or more of the foregoing.  The shelf registration statement provides us with greater capital management flexibility and enables us to readily access the capital markets in order to pursue growth opportunities that may become available to us in the future or should there be any changes in the regulatory environment that call for increased capital requirements.  Although the shelf registration statement does not limit the amount of the foregoing items that we may offer and sell pursuant to the shelf registration statement, our ability and any decision to do so is subject to market conditions and our capital needs.   At this time, we do not have any immediate plans or current commitments to sell securities under the shelf registration statement.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We have a dividend reinvestment and stock purchase plan, or the Plan.  Pursuant to the Plan, 300,000 shares of authorized and unissued common shares are reserved for use by the Plan, should the need arise.  To date, all shares required by the Plan have been acquired in open market purchases.

We are subject to the laws of the State of Delaware which generally limit dividends to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over our statutory capital, or if there is no such excess, to our net profits for the current and/or immediately preceding fiscal year.  Our ability to pay dividends, service our debt obligations and repurchase our common stock is dependent primarily upon receipt of dividend payments from Astoria Federal.  The Office of Thrift Supervision, or OTS, regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments.  Astoria Federal must file an application to receive the approval of the OTS for a proposed capital distribution if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year-to-date plus the retained net income for the preceding two years.  During 2010, we were required to file such applications, all of which were approved by the OTS.  Astoria Federal may not pay dividends to us if: (1) after paying those dividends, it would fail to meet applicable regulatory capital requirements; (2) the OTS notified Astoria Federal that it was in need of more than normal supervision; or (3) after making such distribution, the institution would become “undercapitalized” (as such term is used in the Federal Deposit Insurance Act).  Payment of dividends by Astoria Federal also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.  Astoria Federal paid dividends to Astoria Financial Corporation totaling $77.3 million during 2010.

(10)	Commitments and Contingencies

Lease Commitments

At December 31, 2010, we were obligated through 2035 under various non-cancelable operating leases on buildings and land used for office space and banking purposes.  These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices.  Rent expense under the operating leases totaled $8.7 million for the year ended December 31, 2010, $8.6 million for the year ended December 31, 2009 and $9.1 million for the year ended December 31, 2008.

The minimum rental payments due under the terms of the non-cancelable operating leases as of December 31, 2010, which have not been reduced by minimum sublease rentals of $10.8 million due in the future under non-cancelable subleases, are summarized below.

Year	Amount
(In Thousands)
2011	$7,696
2012	7,602
2013	7,445
2014	6,945
2015	6,819
2016 and thereafter	39,493
Total	$76,000

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Outstanding Commitments

We had outstanding commitments as follows:

	At December 31,
(In Thousands)	2010	2009
Mortgage loans:
Commitments to extend credit – adjustable rate	$194,044	$333,430
Commitments to extend credit – fixed rate (1)	138,547	129,166
Commitments to purchase – adjustable rate	60,609	62,951
Commitments to purchase – fixed rate	60,801	27,786
Home equity loans – unused lines of credit	211,963	242,600
Consumer and commercial loans – unused lines of credit	58,679	64,209
Commitments to sell loans	73,772	70,993

(1)	Includes commitments to originate loans held-for-sale totaling $54.8 million at December 31, 2010 and $53.4 million at December 31, 2009.

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

Assets Sold with Recourse

We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market.  Generally the loans we sell are subject to recourse for fraud and adherence to underwriting or quality control guidelines.  We were required to repurchase one loan totaling $210,000 during 2010 as a result of these recourse provisions.  No loans were required to be repurchased during 2009 as a result of these recourse provisions.  The principal balance of loans sold with recourse provisions in addition to fraud and adherence to underwriting or quality control guidelines amounted to $296.4 million at December 31, 2010 and $314.2 million at December 31, 2009.  We estimate the liability for such loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse.  The carrying amount of this liability was immaterial at December 31, 2010 and 2009.

We have a collateralized repurchase obligation due to the sale of certain long-term fixed rate municipal revenue bonds to an investment trust fund for proceeds that approximated par value.  The trust fund has a put option that requires us to repurchase the securities for specified amounts prior to maturity under certain specified circumstances, as defined in the agreement.  The outstanding option balance on the agreement totaled $7.6 million at December 31, 2010 and $8.3 million at December 31, 2009.  Various GSE mortgage-backed securities, with an amortized cost of $10.8 million and a fair value of $11.3 million at December 31, 2010, have been pledged as collateral.

Guarantees

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  The guarantees generally extend for a term of up to one year and are fully collateralized.  For each guarantee issued, if the customer defaults on a payment or performance to the third party, we would have to perform under the guarantee.  Outstanding standby letters of credit totaled $310,000 at December 31, 2010 and $295,000 at December 31, 2009.  The fair values of these obligations were immaterial at December 31, 2010 and 2009.

Litigation

In the ordinary course of our business, we are routinely made a defendant in or a party to pending or threatened legal actions or proceedings which, in some cases, seek substantial monetary damages from or other forms of relief

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

against us.  In our opinion, after consultation with legal counsel, we believe it unlikely that such actions or proceedings will have a material adverse effect on our financial condition, results of operations or liquidity.

City of New York Notice of Determination
By “Notice of Determination” dated September 14, 2010, the City of New York has notified us of an alleged tax deficiency in the amount of $5.2 million, including interest and penalties, related to our 2006 tax year.  The deficiency relates to our operation of two subsidiaries of Astoria Federal, Fidata Service Corp., or Fidata, and Astoria Federal Mortgage Corp., or AF Mortgage.  Fidata is a passive investment company which maintains offices in Connecticut.  AF Mortgage is an operating subsidiary through which, prior to 2011, Astoria Federal engaged in lending activities outside the State of New York.  We disagree with the assertion of the tax deficiency and we filed a Petition for Hearing with the City of New York on December 6, 2010 to oppose the Notice of Determination.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at December 31, 2010 with respect to this matter.

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

McAnaney Litigation
In 2004, an action entitled David McAnaney and Carolyn McAnaney, individually and on behalf of all others similarly situated vs. Astoria Financial Corporation, et al. was commenced in the U.S. District Court for the Eastern District of New York, or the District Court.  The action, commenced as a class action, alleges that in connection with the satisfaction of certain mortgage loans made by Astoria Federal, The Long Island Savings Bank, FSB, which was acquired by Astoria Federal in 1998, and their related entities, customers were charged attorney document preparation fees, recording fees and facsimile fees allegedly in violation of the federal Truth in Lending Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Act and the New York State Deceptive Practices Act, and alleges actions based upon breach of contract, unjust enrichment and common law fraud.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

On June 29, 2010, we reached an agreement in principle to settle the remaining claims in such action in the amount of $7.9 million.  A stipulation, or the Agreement, detailing the terms of that settlement was entered into on July 30, 2010.  In entering into the Agreement, we did not acknowledge any liability in the matter and further indicated that the Agreement is intended to resolve all claims arising from or related to the aforementioned case.  The Agreement received approval from the District Court on January 25, 2011.  A final order and judgment dismissing the complaint on its merits and with prejudice was filed on February 11, 2011.  The settlement was recognized in other non-interest expense in our consolidated statement of income during the 2010 second quarter.

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

On April 12, 2010, we entered into a final binding settlement of this matter with the U.S. Government in an amount equal to $6.2 million.  Legal expense related to this matter has been recognized as it has been incurred.  The settlement was recognized in other non-interest income in our consolidated statement of income during the 2010 second quarter.

(11)	Income Taxes

Income tax expense is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2010	2009	2008
Current
Federal	$54,095	$55,165	$78,120
State and local	3,999	4,224	(3,805)
Total current	58,094	59,389	74,315
Deferred
Federal	(16,692)	(46,995)	(45,169)
State and local	(299)	(1,564)	(184)
Total deferred	(16,991)	(48,559)	(45,353)
Total income tax expense	$41,103	$10,830	$28,962

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Total income tax expense differed from the amounts computed by applying the federal income tax rate to income before income tax expense as a result of the following:

	For the Year Ended December 31,
(In Thousands)	2010	2009	2008
Expected income tax expense at statutory federal rate	$40,193	$13,480	$36,506
State and local taxes, net of federal tax effect	2,405	1,729	(2,593)
Tax exempt income (principally on BOLI)	(3,141)	(3,248)	(5,994)
Non-deductible ESOP compensation	2,958	1,937	3,495
Low income housing tax credit	(1,975)	(1,969)	(1,896)
Other, net	663	(1,099)	(556)
Total income tax expense	$41,103	$10,830	$28,962

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	At December 31,
(In Thousands)	2010	2009
Deferred tax assets:
Allowances for losses	$81,346	$79,387
Compensation and benefits (principally pension and other postretirement benefit plans)	56,485	45,842
Securities impairment write-downs	42,293	42,293
Effect of unrecognized tax benefits, related accrued interest and other deductible temporary differences	5,833	5,752
Total gross deferred tax assets	185,957	173,274
Deferred tax liabilities:
Mortgage loans (principally deferred loan origination costs)	(1,196)	(9,599)
Premises and equipment	(1,050)	(3,699)
Net unrealized gain on securities available-for-sale	(7,966)	(8,291)
Total gross deferred tax liabilities	(10,212)	(21,589)
Net deferred tax assets (included in other assets)	$175,745	$151,685

We believe that our recent historical and future results of operations and tax planning strategies will more likely than not generate sufficient taxable income to enable us to realize our net deferred tax assets.

We file income tax returns in the United States federal jurisdiction and in New York State and City jurisdictions.  Certain of our subsidiaries also file income tax returns in various other state jurisdictions.  With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2007.

The following is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the periods indicated.  The amounts have not been reduced by the federal deferred tax effects of unrecognized state tax benefits.

	For the Year Ended December 31,
(In Thousands)	2010	2009
Unrecognized tax benefits at beginning of year	$5,273	$6,013
Additions as a result of a tax position taken during the current period	695	731
Additions as a result of a tax position taken during a prior period	66	3,177
Reductions as a result of tax positions taken during a prior period	(673)	(1,033)
Reductions as a result of a lapse in the applicable statute of limitations	-	(2,594)
Reductions relating to settlement with taxing authorities	(1,948)	(1,021)
Unrecognized tax benefits at end of year	$3,413	$5,273

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

If realized, all of our unrecognized tax benefits at December 31, 2010 would affect our effective income tax rate.  After the related federal tax effects, realization of those benefits would reduce income tax expense by $2.6 million.

In addition to the above unrecognized tax benefits, we have accrued liabilities for interest and penalties related to uncertain tax positions totaling $1.7 million at December 31, 2010 and $2.0 million at December 31, 2009.  We accrued interest and penalties on uncertain tax positions as an element of our income tax expense totaling $415,000 during the year ended December 31, 2010, $1.1 million during the year ended December 31, 2009 and $1.4 million during the year ended December 31, 2008.  Realization of all of our unrecognized tax benefits would result in a further reduction in income tax expense of $1.1 million for the reversal of accrued interest and penalties, net of the related federal tax effects.

Astoria Federal’s retained earnings at December 31, 2010 and 2009 includes base-year bad debt reserves, created for tax purposes prior to 1988, totaling $165.8 million.  A related deferred federal income tax liability of $58.0 million has not been recognized.  Base-year reserves are subject to recapture in the unlikely event that Astoria Federal (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.

(12)	Earnings Per Share

The following table is a reconciliation of basic and diluted EPS.

	For the Year Ended December 31,
(In Thousands, Except Per Share Data)	2010	2009	2008
Net income	$73,734	$27,684	$75,342
Income allocated to participating securities (restricted stock)	(1,752)	(914)	(871)
Income attributable to common shareholders	$71,982	$26,770	$74,471
Average number of common shares outstanding - basic	91,777	90,593	89,580
Dilutive effect of stock options (1)	-	9	827
Average number of common shares outstanding - diluted	91,777	90,602	90,407
Income per common share attributable to common shareholders:
Basic	$0.78	$0.30	$0.83
Diluted	$0.78	$0.30	$0.82

(1)
Excludes options to purchase 7,934,284 shares of common stock which were outstanding during the year ended December 31, 2010; options to purchase 8,355,455 shares of common stock which were outstanding during the year ended December 31, 2009; and options to purchase 4,624,597 shares of common stock which were outstanding during the year ended December 31, 2008 because their inclusion would be anti-dilutive.

(13)	Other Comprehensive Income/Loss

The components of accumulated other comprehensive loss at December 31, 2010 and 2009 and the changes during the year ended December 31, 2010 are as follows:

(In Thousands)	At December 31, 2009	Other Comprehensive (Loss) Income	At December 31, 2010
Net unrealized gain on securities available-for-sale	$18,212	$(597)	$17,615
Net actuarial loss on pension plans and other postretirement benefits	(47,319)	(12,070)	(59,389)
Prior service cost on pension plans and other postretirement benefits	(141)	95	(46)
Loss on cash flow hedge	(531)	190	(341)
Accumulated other comprehensive loss	$(29,779)	$(12,382)	$(42,161)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The components of other comprehensive income/loss for the years ended December 31, 2010, 2009 and 2008 are as follows:

(In Thousands)	Before Tax Amount	Tax Benefit (Expense)	After Tax Amount

For the Year Ended December 31, 2010
Net unrealized holding losses on securities available-for-sale arising during the year	$(922)	$325	$(597)

Net actuarial loss on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	(25,090)	8,843	(16,247)
Reclassification adjustment for net actuarial loss included in net income	6,450	(2,273)	4,177
	(18,640)	6,570	(12,070)

Reclassification adjustment for prior service cost included in net income	146	(51)	95

Reclassification adjustment for loss on cash flow hedge included in net income	329	(139)	190
Other comprehensive loss	$(19,087)	$6,705	$(12,382)

For the Year Ended December 31, 2009
Net unrealized gain on securities available-for-sale:
Net unrealized holding gains on securities arising during the year	$38,449	$(13,517)	$24,932
Reclassification adjustment for net gains included in net income	(2,126)	747	(1,379)
	36,323	(12,770)	23,553
Net actuarial loss on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	4,190	(1,405)	2,785
Reclassification adjustment for net actuarial loss included in net income	8,212	(2,753)	5,459
	12,402	(4,158)	8,244

Reclassification adjustment for prior service cost included in net income	148	(52)	96

Reclassification adjustment for loss on cash flow hedge included in net income	329	(136)	193
Other comprehensive income	$49,202	$(17,116)	$32,086

For the Year Ended December 31, 2008
Net unrealized gain on securities available-for-sale:
Net unrealized holding losses on securities arising during the year	$(44,557)	$15,595	$(28,962)
Reclassification adjustment for net losses included in net income	77,696	(27,194)	50,502
	33,139	(11,599)	21,540
Net actuarial loss on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	(68,822)	24,088	(44,734)
Reclassification adjustment for net actuarial loss included in net income	737	(258)	479
	(68,085)	23,830	(44,255)

Reclassification adjustment for prior service cost included in net income	206	(72)	134

Reclassification adjustment for loss on cash flow hedge included in net income	331	(139)	192
Other comprehensive loss	$(34,409)	$12,020	$(22,389)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(14)	Benefit Plans

Pension Plans and Other Postretirement Benefits

The following tables set forth information regarding our defined benefit pension plans and other postretirement benefit plan.

	Pension Benefits		Other Postretirement Benefits
	At or For the Year Ended		At or For the Year Ended
	December 31,		December 31,
(In Thousands)	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$201,439	$192,266	$19,574	$18,173
Service cost	3,727	3,484	424	323
Interest cost	11,602	11,341	1,234	1,110
Actuarial loss	26,016	5,197	4,590	969
Benefits paid	(10,554)	(10,849)	(930)	(1,001)
Benefit obligation at end of year	232,230	201,439	24,892	19,574
Change in plan assets:
Fair value of plan assets at beginning of year	120,963	110,779	-	-
Actual return on plan assets	14,724	18,866	-	-
Employer contribution	4,219	2,167	930	1,001
Benefits paid	(10,554)	(10,849)	(930)	(1,001)
Fair value of plan assets at end of year	129,352	120,963	-	-
Funded status at end of year	$(102,878)	$(80,476)	$(24,892)	$(19,574)

The underfunded pension benefits and other postretirement benefits at December 31, 2010 and 2009 are included in other liabilities in our consolidated statements of financial condition.

During 2010, we contributed $2.5 million to the Astoria Federal Pension Plan.  We expect to contribute approximately $17.9 million to the Astoria Federal Pension Plan during 2011 in accordance with funding regulations and laws and to avoid benefit restrictions.  No pension plan assets are expected to be returned to us.

The following table sets forth the pre-tax components of accumulated other comprehensive loss related to pension plans and other postretirement benefits.  We expect that $8.4 million in net actuarial loss and $92,000 in prior service cost will be recognized as components of net periodic cost in 2011.

	Pension Benefits		Other Postretirement Benefits
	At December 31,		At December 31,
(In Thousands)	2010	2009	2010	2009
Net actuarial loss (gain)	$90,112	$76,062	$3,536	$(1,054)
Prior service cost (credit)	258	505	(124)	(225)
Total accumulated other comprehensive loss (income)	$90,370	$76,567	$3,412	$(1,279)

The accumulated benefit obligation for all defined benefit pension plans was $209.5 million at December 31, 2010 and $182.8 million at December 31, 2009.

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

	At December 31,
(In Thousands)	2010	2009
Projected benefit obligation	$26,280	$23,365
Accumulated benefit obligation	23,374	20,579

The assumptions used to determine the benefit obligations at December 31 are as follows:

	Discount Rate		Rate of Compensation Increase
	2010	2009	2010	2009
Pension Benefit Plans:
Astoria Federal Pension Plan	5.39%	5.91%	5.10%	5.10%
Astoria Federal Excess Benefit and Supplemental Benefit Plans	5.04	5.70	6.10	6.10
Astoria Federal Directors’ Retirement Plan	4.71	5.33	4.00	4.00
Greater Directors’ Retirement Plan	4.50	5.13	N/A	N/A
LIB Directors’ Retirement Plan	1.90	2.68	N/A	N/A
Other Postretirement Benefit Plan:
Astoria Federal Retiree Health Care Plan	5.46	5.90	N/A	N/A

The components of net periodic cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
(In Thousands)	2010	2009	2008	2010	2009	2008
Service cost	$3,727	$3,484	$2,942	$424	$323	$255
Interest cost	11,602	11,341	11,012	1,234	1,110	1,020
Expected return on plan assets	(9,420)	(8,510)	(12,652)	-	-	-
Recognized net actuarial loss (gain)	6,450	8,212	879	-	-	(142)
Amortization of prior service cost (credit)	247	247	305	(101)	(99)	(99)
Settlement	212	-	-	-	-	-
Net periodic cost	$12,818	$14,774	$2,486	$1,557	$1,334	$1,034

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The assumptions used to determine the net periodic cost for the years ended December 31, 2010 and 2009 are as follows:

	Discount Rate		Expected Return on Plan Assets		Rate of Compensation Increase
	2010	2009	2010	2009	2010	2009
Pension Benefit Plans:
Astoria Federal Pension Plan	5.91%	5.92%	8.00%	8.00%	5.10%	5.10%
Astoria Federal Excess Benefit and Supplemental Benefit Plans	5.70	6.25	N/A	N/A	6.10	6.10
Astoria Federal Directors’ Retirement Plan	5.33	6.34	N/A	N/A	4.00	4.00
Greater Directors’ Retirement Plan	5.13	6.08	N/A	N/A	N/A	N/A
LIB Directors’ Retirement Plan	2.68	5.43	N/A	N/A	N/A	N/A
Other Postretirement Benefit Plan:
Astoria Federal Retiree Health Care Plan	5.90	6.03	N/A	N/A	N/A	N/A

To determine the expected return on plan assets, we consider the long-term historical return information on plan assets, the mix of investments that comprise plan assets and the historical returns on indices comparable to the fund classes in which the plan invests.

The assumed health care cost trend rates are as follows:

	At December 31,
	2010	2009
Health care cost trend rate assumed for next year	7.00%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage point change in assumed health care cost trend rates would have the following effects:

(In Thousands)	One Percentage Point Increase	One Percentage Point Decrease
Effect on total service and interest cost components	$292	$(227)
Effect on the postretirement benefit obligation	3,947	(3,104)

Total benefits expected to be paid under our defined benefit pension plans and other postretirement benefit plan as of December 31, 2010, which reflect expected future service, as appropriate, are as follows:

Year	Pension Benefits	Other Postretirement Benefits
	(In Thousands)
2011	$22,348	$1,215
2012	11,985	1,196
2013	10,948	1,195
2014	11,174	1,208
2015	11,634	1,236
2016-2020	71,404	6,632

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Astoria Federal Pension Plan’s assets are carried at fair value on a recurring basis.  Other than the Astoria Financial Corporation common stock, the plan assets are managed by Prudential Retirement Insurance and Annuity Company, or PRIAC.  The asset allocations, by asset category, for the Astoria Federal Pension Plan are as follows:

	At December 31,
(In Thousands)	2010	2009
PRIAC Pooled Separate Accounts (1)	$111,374	$105,930
Astoria Financial Corporation common stock	11,676	10,028
PRIAC Guaranteed Deposit Account	6,301	4,992
Cash and cash equivalents	1	13
Total	$129,352	$120,963

(1)
At December 31, 2010, consists of 42% large-cap equity securities, 33% debt securities, 11% international equities, 8% small-cap equity securities and 6% mid-cap equity securities and at December 31, 2009, consists of 42% large-cap equity securities, 35% debt securities, 10% international equities, 8% small-cap equity securities and 5% mid-cap equity securities.

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

The Astoria Federal Pension Plan groups its assets at fair values in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.  These levels are described in Note 17.  The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

PRIAC Pooled Separate Accounts
The fair value of the Astoria Federal Pension Plan’s investments in the PRIAC Pooled Separate Accounts is based on the fair value of the underlying securities included in the pooled separate accounts which consist of equity securities and bonds.  Investments in these accounts are represented by units and a per unit value.  The unit values are calculated by PRIAC.  For the underlying equity securities, PRIAC obtains closing market prices for those securities traded on a national exchange.  For bonds, PRIAC obtains prices from a third party pricing service using inputs such as benchmark yields, reported trades, broker/dealer quotes and issuer spreads.  Prices are reviewed by PRIAC and are challenged if PRIAC believes the price is not reflective of fair value.  There are no restrictions as to the redemption of these pooled separate accounts nor does the Astoria Federal Pension Plan have any contractual obligations to further invest in any of the individual pooled separate accounts.  These investments are classified as Level 2.

Astoria Financial Corporation common stock
The fair value of the Astoria Federal Pension Plan’s investment in Astoria Financial Corporation common stock is obtained from a quoted market price in an active market and, as such, is classified as Level 1.

PRIAC Guaranteed Deposit Account
The fair value of the Astoria Federal Pension Plan’s investments in the PRIAC Guaranteed Deposit Account approximates the fair value of the underlying investments by discounting expected future investment cash flows from both investment income and repayment of principal for each investment purchased directly for the general account.  The discount rates assumed in the calculation reflect both the current level of market rates and spreads appropriate to the quality, average life and type of investment being valued.  This investment is classified as Level 3.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Cash and cash equivalents
The fair value of the Astoria Federal Pension Plan’s cash and cash equivalents represents the amount available on demand and, as such, is classified as Level 1.

The following tables set forth the carrying value of the Astoria Federal Pension Plan’s assets which are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurement falls at the dates indicated.

	Carrying Value at December 31, 2010
(In Thousands)	Total	Level 1	Level 2	Level 3
PRIAC Pooled Separate Accounts	$111,374	$-	$111,374	$-
Astoria Financial Corporation common stock	11,676	11,676	-	-
PRIAC Guaranteed Deposit Account	6,301	-	-	6,301
Cash and cash equivalents	1	1	-	-
Total	$129,352	$11,677	$111,374	$6,301

	Carrying Value at December 31, 2009
(In Thousands)	Total	Level 1	Level 2	Level 3
PRIAC Pooled Separate Accounts	$105,930	$-	$105,930	$-
Astoria Financial Corporation common stock	10,028	10,028	-	-
PRIAC Guaranteed Deposit Account	4,992	-	-	4,992
Cash and cash equivalents	13	13	-	-
Total	$120,963	$10,041	$105,930	$4,992

The following table sets forth a summary of changes in the fair value of the Astoria Federal Pension Plan’s Level 3 assets for the periods indicated.

	For the Year Ended December 31,
(In Thousands)	2010	2009
Fair value at beginning of year	$4,992	$4,939
Total net gain, realized and unrealized, included in change in net assets (1)	496	852
Purchases (sales), net	813	(799)
Fair value at end of year	$6,301	$4,992

(1)
Includes unrealized gain related to assets held at December 31, 2010 of $261,000 for the year ended December 31, 2010 and unrealized loss related to assets held at December 31, 2009 of $54,000 for the year ended December 31, 2009.

Incentive Savings Plan

Astoria Federal maintains a 401(k) incentive savings plan, or the 401(k) Plan, which provides for contributions by both Astoria Federal and its participating employees.  Under the 401(k) Plan, which is a qualified, defined contribution pension plan, participants may contribute up to 15% of their pre-tax base salary, generally not to exceed $16,500 for the calendar year ended December 31, 2010.  Matching contributions, if any, may be made at the discretion of Astoria Federal.  No matching contributions were made for 2010, 2009 and 2008.  Participants vest immediately in their own contributions and after a period of five years for Astoria Federal contributions.

Employee Stock Ownership Plan

Astoria Federal maintains an ESOP for its eligible employees, which is also a defined contribution pension plan.  To fund the purchase of the ESOP shares, the ESOP borrowed funds from us.  The ESOP loans bear an interest rate of 6.00%, mature on December 31, 2029 and are collateralized by our common stock purchased with the loan proceeds.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Federal makes scheduled contributions to fund debt service.  The ESOP loans had an aggregated outstanding principal balance of $19.9 million at December 31, 2010 and $24.2 million at December 31, 2009.

Shares purchased by the ESOP are held in trust for allocation among participants as the loans are repaid.  Pursuant to the loan agreements, the number of shares released annually is based upon a specified percentage of aggregate eligible payroll for our covered employees.  Shares allocated to participants totaled 863,505 for the year ended December 31, 2010, 908,033 for the year ended December 31, 2009 and 548,723 for the year ended December 31, 2008.  Through December 31, 2010, 11,627,432 shares have been allocated to participants.  As of December 31, 2010, 3,441,130 shares which had a fair value of $47.9 million remain unallocated.

In addition to shares allocated, Astoria Federal makes an annual cash contribution to participant accounts.  This cash contribution totaled $2.2 million for the year ended December 31, 2010, $1.5 million for the year ended December 31, 2009 and $2.3 million for the year ended December 31, 2008.  Beginning in 2010, the cash contribution is equal to dividends paid on unallocated shares.

Astoria Federal’s contributions may be reduced by dividends paid on unallocated shares and investment earnings realized on such dividends.  Dividends paid on unallocated shares, which reduced Astoria Federal’s contribution to the ESOP, totaled $2.2 million for the year ended December 31, 2010, $2.7 million for the year ended December 31, 2009 and $6.0 million for the year ended December 31, 2008.

Compensation expense related to the ESOP totaled $13.8 million for the year ended December 31, 2010, $10.3 million for the year ended December 31, 2009 and $14.3 million for the year ended December 31, 2008.

(15)	Stock Incentive Plans

Under the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan, 5,250,000 shares were reserved for option, restricted stock and/or stock appreciation right grants, of which 1,358,425 shares remain available for issuance of future grants at December 31, 2010.  Employee grants generally occur annually, upon approval by our board of directors, on the third business day after we issue a press release announcing annual financial results for the prior year.

During 2010, 778,740 shares of restricted stock were granted to select officers, of which 135,720 shares vest one-third per year and 643,020 shares vest one-fifth per year on December 14, beginning December 14, 2010.  During 2009, 1,126,280 shares of restricted stock were granted to select officers, of which 204,570 shares vest one-third per year and 921,710 shares vest one-fifth per year on December 15, beginning December 15, 2009.  During 2008, 380,400 shares of restricted stock were granted to select officers, of which 311,500 shares vest 100% on the fifth anniversary of the grant date and 68,900 shares vest 30% on the first anniversary of the grant date, 30% on the second anniversary of the grant date and 40% on the third anniversary of the grant date.  No restricted stock was granted in 2007.  Restricted stock granted in 2006 vests approximately five years after the grant date.  Options outstanding which were granted under the 2005 Employee Stock Plan have a maximum term of seven years, while options granted under plans other than the 2005 Employee Stock Plan have a maximum term of ten years.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2005 Employee Stock Plan, all options and restricted stock granted pursuant to such plan immediately vest.  Additionally, certain grants have accelerated vesting provisions in the event the grantee terminates his/her employment due to retirement, at or after normal retirement age as specified in such grants.  Options granted under all plans were granted in tandem with limited stock appreciation rights exercisable only in the event we experience a change in control, as defined by the plans.

Under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, or the 2007 Director Stock Plan, 240,080 shares of common stock were reserved for restricted stock grants, of which 27,688 shares of restricted stock were granted in 2010 and 150,000 shares remain available at December 31, 2010 for issuance of future grants.  Annual awards and discretionary grants, as such terms are defined in the plan, are authorized under the 2007 Director Stock Plan.  Annual awards to non-employee directors occur on the third business day after we issue a press release announcing annual financial results for the prior year.  Discretionary grants may be made to eligible directors from time to time as consideration for services rendered or promised to be

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

rendered.  Such grants are made on such terms and conditions as determined by a committee of independent directors.

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

Restricted stock activity in our stock incentive plans for the year ended December 31, 2010 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	1,522,420	$16.02
Granted	806,428	13.00
Vested	(451,732)	(10.93)
Forfeited	(24,566)	(14.63)
Nonvested at end of year	1,852,550	15.96

The aggregate fair value on the vest date of restricted stock awards which vested during the year ended December 31, 2010 totaled $6.1 million.

Option activity in our stock incentive plans for the year ended December 31, 2010 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	8,056,830	$22.49
Exercised	(12,000)	(9.29)
Expired	(1,114,024)	(17.77)
Outstanding and exercisable at end of year	6,930,806	23.27

At December 31, 2010, options outstanding and exercisable had no intrinsic value and a weighted average remaining contractual term of approximately 2.5 years.

The aggregate intrinsic value of options exercised totaled $39,000 during the year ended December 31, 2010, $103,000 during the year ended December 31, 2009 and $4.2 million during the year ended December 31, 2008.  Shares issued upon the exercise of stock options are issued from treasury stock.  We have an adequate number of treasury shares available for future stock option exercises.

Stock-based compensation expense recognized for stock options and restricted stock totaled $5.2 million, net of taxes of $2.8 million, for the year ended December 31, 2010, $3.8 million, net of taxes of $2.0 million, for the year ended December 31, 2009 and $5.0 million, net of taxes of $2.7 million, for the year ended December 31, 2008.  At December 31, 2010, pre-tax compensation cost related to all nonvested awards of restricted stock not yet recognized totaled $18.1 million and will be recognized over a weighted average period of approximately 2.9 years.

Pre-tax stock-based compensation cost includes $27,000 for the year ended December 31, 2009 and $1.2 million for the year ended December 31, 2008 related to options and restricted stock awards granted to retirement-eligible employees prior to our adoption of the revised equity based compensation accounting guidance effective January 1, 2006.  Compensation cost for such awards was recognized over the stated vesting period.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(16)	Regulatory Matters

Federal law requires that savings associations, such as Astoria Federal, maintain minimum capital requirements.  These capital standards are required to be no less stringent than standards applicable to national banks.  At December 31, 2010 and 2009, Astoria Federal was in compliance with all regulatory capital requirements.

The following tables set forth information regarding the regulatory capital requirements applicable to Astoria Federal at the dates indicated.

	At December 31, 2010
(Dollars in Thousands)	Capital Requirement	%	Actual Capital	%	Excess Capital	%
Tangible	$267,186	1.50%	$1,413,942	7.94%	$1,146,756	6.44%
Leverage	712,495	4.00	1,413,942	7.94	701,447	3.94
Risk-based	848,672	8.00	1,548,363	14.60	699,691	6.60

	At December 31, 2009
(Dollars in Thousands)	Capital Requirement	%	Actual Capital	%	Excess Capital	%
Tangible	$300,081	1.50%	$1,377,589	6.89%	$1,077,508	5.39%
Leverage	800,216	4.00	1,377,589	6.89	577,373	2.89
Risk-based	940,122	8.00	1,526,762	12.99	586,640	4.99

Astoria Federal’s Tier I risk-based capital ratio was 13.33% at December 31, 2010 and 11.72% at December 31, 2009.

The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established a system of prompt corrective action to resolve the problems of undercapitalized institutions.  The regulators adopted rules which require them to take action against undercapitalized institutions, based upon the five categories of capitalization which FDICIA created: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  The rules adopted generally provide that an insured institution whose total risk-based capital ratio is 10% or greater, Tier 1 risk-based capital ratio is 6% or greater, leverage capital ratio is 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Federal Deposit Insurance Corporation shall be considered a “well capitalized” institution.  As of December 31, 2010 and 2009, Astoria Federal was a “well capitalized” institution.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Reform Act, requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies.  These requirements must be no less than those to which insured depository institutions are currently subject to.  As a result, in July 2015 we will become subject to consolidated capital requirements which we have not been subject to previously.

(17)	Fair Value Measurements

On January 1, 2010, we adopted ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements,” which amends Subtopic 820-10 of the FASB ASC to require new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements and the roll forward of activity in Level 3 fair value measurements.  ASU 2010-06 also clarifies existing disclosure requirements regarding the level of disaggregation of each class of assets and liabilities within a line item in the statement of financial condition and clarifies that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 fair value measurements.  The update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets.  The new disclosures about the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

fiscal years.  Since the provisions of ASU 2010-06 are disclosure related, our adoption of this guidance did not have an impact on our financial condition or results of operations.

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

Residential mortgage-backed securities
Substantially all of our securities available-for-sale portfolio consists of mortgage-backed securities.  The fair values for these securities are obtained from an independent nationally recognized pricing service. Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  At December 31, 2010, 96% of our available-for-sale residential mortgage-backed securities portfolio was comprised of GSE securities for which an active market exists for similar securities, making observable inputs readily available.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

	Carrying Value at December 31, 2010
(In Thousands)	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$509,233	$-	$509,233	$-
Non-GSE issuance REMICs and CMOs	20,664	-	20,664	-
GSE pass-through certificates	29,896	-	29,896	-
Other securities	2,160	2,160	-	-
Total securities available-for-sale	$561,953	$2,160	$559,793	$-

	Carrying Value at December 31, 2009
(In Thousands)	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$796,240	$-	$796,240	$-
Non-GSE issuance REMICs and CMOs	26,269	-	26,269	-
GSE pass-through certificates	34,375	-	34,375	-
Other securities	3,810	3,810	-	-
Total securities available-for-sale	$860,694	$3,810	$856,884	$-

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Non-performing loans held-for-sale, net
Non-performing loans held-for-sale are comprised primarily of multi-family and commercial real estate mortgage loans at December 31, 2010 and 2009.  Fair values of non-performing loans held-for-sale are estimated through either bids received on the loans or a discounted cash flow analysis of the underlying collateral and adjusted as necessary, by management, to reflect current market conditions and, as such, are classified as Level 3.

Loans receivable, net (impaired loans)
Impaired loans are comprised primarily of one-to-four family mortgage loans at December 31, 2010 and 2009.  Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs.  Fair values are estimated through current appraisals, broker opinions or automated valuation models and adjusted as necessary, by management, to reflect current market conditions and, as such, are classified as Level 3.  Substantially all of the impaired loans at December 31, 2010 and 2009 for which a fair value adjustment was recognized were one-to-four family mortgage loans.

MSR, net
The right to service loans for others is generally obtained through the sale of one-to-four family mortgage loans with servicing retained.  MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  Management reviews

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

 the assumptions used to estimate the fair value of MSR, which are described further in Note 6, to ensure they reflect current and anticipated market conditions.

REO, net
REO is comprised of one-to-four family properties at December 31, 2010 and 2009.  The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

The following table sets forth the carrying value of those of our assets which were measured at fair value on a non-recurring basis at the dates indicated.  The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	Carrying Value at December 31,
(In Thousands)	2010	2009
Non-performing loans held-for-sale, net	$10,895	$6,865
Impaired loans	197,620	145,250
MSR, net	9,204	8,850
REO, net	53,990	43,958
Total	$271,709	$204,923

The following table provides information regarding the losses recognized on our assets measured at fair value on a non-recurring basis for the periods indicated.

	For the Year Ended December 31,
(In Thousands)	2010	2009	2008
Non-performing loans held-for-sale, net (1)	$5,374	$7,835	$-
Impaired loans (2)	52,022	42,372	6,534
MSR, net (3)	-	-	2,399
REO, net (4)	12,104	17,537	9,052
Total	$69,500	$67,744	$17,985

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

	At December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Repurchase agreements	$51,540	$51,540	$40,030	$40,030
Securities held-to-maturity	2,003,784	2,042,110	2,317,885	2,367,520
FHLB-NY stock	149,174	149,174	178,929	178,929
Loans held-for-sale, net (1)	44,870	45,713	34,274	34,585
Loans receivable, net (1)	14,021,548	14,480,713	15,586,673	16,030,427
MSR, net (1)	9,204	9,214	8,850	8,866
Financial Liabilities:
Deposits	11,599,000	11,784,632	12,812,238	12,978,569
Borrowings, net	4,869,204	5,320,510	5,877,834	6,332,288

(1) Includes totals for assets measured at fair value on a non-recurring basis as disclosed in Note 17.

Methods and assumptions used to estimate fair values are as follows:

Repurchase agreements
The carrying amounts of repurchase agreements approximate fair values since all mature in one month or less.

Securities held-to-maturity
The fair values for substantially all of our securities held-to-maturity are obtained from an independent nationally recognized pricing service using similar methods and assumptions as used for our securities available-for-sale which are described further in Note 17.

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

Astoria Financial Corporation - Condensed Statements of Financial Condition

	At December 31,
(In Thousands)	2010	2009
Assets:
Cash	$9	$2
Repurchase agreements	51,540	40,030
ESOP loans receivable	19,923	24,245
Other assets	445	606
Investment in Astoria Federal	1,561,265	1,538,084
Investment in AF Insurance Agency, Inc.	797	1,106
Investment in Astoria Capital Trust I	3,929	3,929
Total assets	$1,637,908	$1,608,002
Liabilities and stockholders’ equity:
Other borrowings, net	$378,204	$377,834
Other liabilities	3,221	3,497
Amounts due to subsidiaries	14,703	18,057
Stockholders’ equity	1,241,780	1,208,614
Total liabilities and stockholders’ equity	$1,637,908	$1,608,002

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation - Condensed Statements of Income

	For the Year Ended December 31,
(In Thousands)	2010	2009	2008
Interest income:
Repurchase agreements	$64	$47	$627
ESOP loans receivable	1,437	1,714	1,845
Total interest income	1,501	1,761	2,472
Interest expense on borrowings	27,262	27,453	28,283
Net interest expense	25,761	25,692	25,811
Non-interest income	9	-	-
Cash dividends from subsidiaries	79,055	82,064	148,800
Non-interest expense:
Compensation and benefits	4,174	3,989	3,730
Other	2,805	2,865	2,947
Total non-interest expense	6,979	6,854	6,677
Income before income taxes and equity in undistributed (overdistributed) earnings of subsidiaries	46,324	49,518	116,312
Income tax benefit	11,406	11,307	11,287
Income before equity in undistributed (overdistributed) earnings of subsidiaries	57,730	60,825	127,599
Equity in undistributed (overdistributed) earnings of subsidiaries (1)	16,004	(33,141)	(52,257)
Net income	$73,734	$27,684	$75,342

(1)	The equity in overdistributed earnings of subsidiaries for the years ended December 31, 2009 and 2008 represents dividends paid to us in excess of our subsidiaries' 2009 and 2008 earnings.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation - Condensed Statements of Cash Flows

	For the Year Ended December 31,
(In Thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$73,734	$27,684	$75,342
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) overdistributed earnings of subsidiaries	(16,004)	33,141	52,257
Amortization of premiums and deferred costs	699	890	945
Increase in other assets, net of other liabilities and amounts due to subsidiaries	(3,430)	(2,486)	(8,695)
Net cash provided by operating activities	54,999	59,229	119,849
Cash flows from investing activities:
Principal payments on ESOP loans receivable	4,322	4,320	2,189
Net cash provided by investing activities	4,322	4,320	2,189
Cash flows from financing activities:
Repayments of borrowings with original terms greater than three months	-	-	(20,000)
Common stock repurchased	-	-	(18,090)
Cash dividends paid to stockholders	(48,692)	(47,758)	(93,811)
Cash received for options exercised	112	578	8,042
Net tax benefit excess (shortfall) from stock-based compensation	776	(402)	1,667
Net cash used in financing activities	(47,804)	(47,582)	(122,192)
Net increase (decrease) in cash and cash equivalents	11,517	15,967	(154)
Cash and cash equivalents at beginning of year	40,032	24,065	24,219
Cash and cash equivalents at end of year	$51,549	$40,032	$24,065

Supplemental disclosure:
Cash paid during the year for interest	$26,563	$26,563	$28,096

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	For the Year Ended December 31, 2010
	First	Second		Third	Fourth
(In Thousands, Except Per Share Data)	Quarter	Quarter		Quarter	Quarter
Interest income	$228,588	$220,627		$209,561	$196,523
Interest expense	114,236	108,678		103,536	95,282
Net interest income	114,352	111,949		106,025	101,241
Provision for loan losses	45,000	35,000		20,000	15,000
Net interest income after provision for loan losses	69,352	76,949		86,025	86,241
Non-interest income	18,692	23,172	(1)	18,612	20,712
Total income	88,044	100,121		104,637	106,953
General and administrative expense	68,259	75,828	(2)	70,904	69,927
Income before income tax expense	19,785	24,293		33,733	37,026
Income tax expense	6,859	8,747		12,282	13,215
Net income	$12,926	$15,546		$21,451	$23,811
Basic earnings per common share	$0.14	$0.17		$0.23	$0.25
Diluted earnings per common share	$0.14	$0.17		$0.23	$0.25

(1)  Includes a $6.2 million litigation settlement.
(2)  Includes a $7.9 million litigation settlement.

	For the Year Ended December 31, 2009
	First		Second		Third	Fourth
(In Thousands, Except Per Share Data)	Quarter		Quarter		Quarter	Quarter
Interest income	$267,038		$253,297		$242,102	$235,104
Interest expense	155,361		144,243		139,019	130,149
Net interest income	111,677		109,054		103,083	104,955
Provision for loan losses	50,000		50,000		50,000	50,000
Net interest income after provision for loan losses	61,677		59,054		53,083	54,955
Non-interest income	15,942	(3)	20,430		20,080	23,349
Total income	77,619		79,484		73,163	78,304
General and administrative expense	63,961		76,021	(4)	63,239	66,835
Income before income tax expense	13,658		3,463		9,924	11,469
Income tax expense	4,862		763		1,876	3,329
Net income	$8,796		$2,700		$8,048	$8,140
Basic earnings per common share	$0.10		$0.03		$0.09	$0.09
Diluted earnings per common share	$0.10		$0.03		$0.09	$0.09

(3) Includes a $5.3 million OTTI charge.
(4) Includes a $9.9 million FDIC special assessment.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

3.1	Certificate of Incorporation of Astoria Financial Corporation, as amended effective as of June 3, 1998 and as further amended on September 6, 2006 and September 20, 2006. (1)

3.2	Bylaws of Astoria Financial Corporation, as amended March 19, 2008. (2)

4.1	Astoria Financial Corporation Specimen Stock Certificate. (3)

4.2	Federal Stock Charter of Astoria Federal Savings and Loan Association. (4)

4.3	Bylaws of Astoria Federal Savings and Loan Association, as amended effective June 16, 2010. (5)

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

10.8
Letter dated August 29, 2008 from Astoria Financial Corporation to Astoria Federal Savings and Loan Association Employee Stock Ownership Plan Trust regarding Amended and Restated Loan Agreement entered into as of January 1, 2000. (9)

Exhibits 10.9 through 10.79 are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(c) of this report.

10.9
Astoria Federal Savings and Loan Association and Astoria Financial Corporation Directors’ Retirement Plan, as amended and restated effective April 1, 2006 and further amended and restated effective January 1, 2009. (10)

10.10	The Long Island Bancorp, Inc., Non-Employee Directors Retirement Benefit Plan, as amended June 24, 1997 and as further Amended December 31, 2008. (10)

10.11	Astoria Financial Corporation Death Benefit Plan for Outside Directors. (3)

10.12	Astoria Financial Corporation Death Benefit Plan for Outside Directors - Amendment No. 1. (10)

10.13	Deferred Compensation Plan for Directors of Astoria Financial Corporation as Amended Effective January 1, 2009. (10)

10.14	1999 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as amended December 29, 2005. (11)

Exhibit No.	Identification of Exhibit

10.15	1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, as amended December 29, 2005. (11)

10.16	2003 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as amended December 29, 2005. (11)

10.17	2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (12)

10.18	Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (13)

10.19	Amendment No. 1 to the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (14)

10.20	Amendment No. 2 to the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (15)

10.21
Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and George L. Engelke, Jr. utilized in connection with the award dated December 20, 2006 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (16)

10.22
Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients other than George L. Engelke, Jr. utilized in connection with awards dated December 20, 2006 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (16)

10.23
Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and George L. Engelke, Jr. utilized in connection with the award dated January 28, 2008 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (17)

10.24
Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and Arnold K. Greenberg utilized in connection with the award dated January 28, 2008 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (17)

10.25
Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients other than George L. Engelke, Jr. and Arnold K. Greenberg utilized in connection with awards dated January 28, 2008 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (17)

10.26
Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards dated January 28, 2008 pursuant to the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (17)

Exhibit No.	Identification of Exhibit

10.27
Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (18)

10.28
Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the Astoria Financial Corporation 2007 Non-employee Director Stock Plan. (18)

10.29	Astoria Federal Savings and Loan Association Annual Incentive Plan for Select Executives. (19)

10.30	Amendment No. 1 to the Astoria Federal Savings and Loan Association Annual Incentive Plan for Select Executives effective December 31, 2008, dated November 12, 2009. (20)

10.31	Astoria Financial Corporation Executive Officer Annual Incentive Plan, as amended. (21)

10.32	Astoria Financial Corporation Amended and Restated Employment Agreement with George L. Engelke, Jr., entered into as of January 1, 2009. (10)

10.33	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and George L. Engelke, Jr. dated as of April 21, 2010. (22)

10.34	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with George L. Engelke, Jr., entered into as of January 1, 2009. (10)

10.35	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and George L. Engelke, Jr. dated as of April 21, 2010. (22)

10.36	Astoria Financial Corporation Amended and Restated Employment Agreement with Gerard C. Keegan, entered into as of January 1, 2009. (10)

10.37	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Gerard C. Keegan dated as of April 21, 2010. (22)

10.38	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Gerard C. Keegan, entered into as of January 1, 2009. (10)

10.39	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Gerard C. Keegan dated as of April 21, 2010. (22)

10.40	Astoria Financial Corporation Amended and Restated Employment Agreement with Arnold K. Greenberg entered into as of January 1, 2009. (10)

10.41	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Arnold K. Greenberg dated as of April 21, 2010. (22)

Exhibit No.	Identification of Exhibit

10.42	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Arnold K. Greenberg, entered into as of January 1, 2009. (10)

10.43	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Arnold K. Greenberg dated as of April 21, 2010. (22)

10.44	Astoria Financial Corporation Amended and Restated Employment Agreement with Gary T. McCann, entered into as of January 1, 2009. (10)

10.45	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Gary T. McCann dated as of April 21, 2010. (22)

10.46	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Gary T. McCann, entered into as of January 1, 2009. (10)

10.47	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Gary T. McCann dated as of April 21, 2010. (22)

10.48	Astoria Financial Corporation Amended and Restated Employment Agreement with Monte N. Redman entered into as of January 1, 2009. (10)

10.49	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Monte N. Redman dated as of April 21, 2010. (22)

10.50	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Monte N. Redman, entered into as of January 1, 2009. (10)

10.51	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Monte N. Redman dated as of April 21, 2010. (22)

10.52	Astoria Financial Corporation Amended and Restated Employment Agreement with Alan P. Eggleston entered into as of January 1, 2009. (10)

10.53	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Alan P. Eggleston dated as of April 21, 2010. (22)

10.54	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Alan P. Eggleston, entered into as of January 1, 2009. (10)

10.55	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Alan P. Eggleston dated as of April 21, 2010. (22)

10.56	Astoria Financial Corporation Amended and Restated Employment Agreement with Frank E. Fusco, entered into as of January 1, 2009. (10)

10.57	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Frank E. Fusco dated as of April 21, 2010. (22)

Exhibit No.	Identification of Exhibit

10.58	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Frank E. Fusco, entered into as of January 1, 2009. (10)

10.59	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Frank E. Fusco dated as of April 21, 2010. (22)

10.60
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Josie Callari. (10)

10.61
Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Josie Callari dated as of April 21, 2010. (22)

10.62
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert J. DeStefano. (10)

10.63
Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert J. DeStefano dated as of April 21, 2010. (22)

10.64
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert T. Volk. (10)

10.65
Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert T. Volk dated as of April 21, 2010. (22)

10.66
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Ira M. Yourman. (10)

10.67
Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Ira M. Yourman dated as of April 21, 2010. (22)

10.68
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Brian T. Edwards. (10)

10.69
Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Brian T. Edwards dated as of April 21, 2010. (22)

10.70
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Anthony S. DiCostanzo. (10)

Exhibit No.	Identification of Exhibit

10.71
Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Anthony S. DiCostanzo dated as of April 21, 2010. (22)

10.72
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Thomas E. Lavery. (10)

10.73
Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Thomas E. Lavery dated as of April 21, 2010. (22)

10.74
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and William J. Mannix, Jr. (10)

10.75
Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and William J. Mannix, Jr. dated as of April 21, 2010. (22)

10.76	Change of Control Severance Agreement, entered into as of January 1, 2011, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Peter M. Finn (*)

10.77	Astoria Federal Savings and Loan Association Excess Benefit Plan, as amended effective January 1, 2009. (10)

10.78	Astoria Federal Savings and Loan Association Supplemental Benefit Plan, as amended effective January 1, 2009. (10)

10.79	Astoria Federal Savings and Loan Association’s Amended and Restated Retirement Medical and Dental Benefit Policy for Senior Officers (Vice Presidents & Above). (10)

12.1	Statement regarding computation of ratios. (*)

21.1	Subsidiaries of Astoria Financial Corporation. (*)

23.1	Consent of Independent Registered Public Accounting Firm. (*)

31.1	Certifications of Chief Executive Officer. (*)

31.2	Certifications of Chief Financial Officer. (*)

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

99.1	Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2011, which will be filed with the SEC within 120 days from December 31, 2010, is incorporated herein by reference.

101.1
The following financial information from Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 formatted in XBRL: (1) Consolidated Statements of Financial Condition at December 31, 2010 and 2009; (2) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008; (3) Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008; (4) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.  Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act and Sections 11 and 12 of the Securities Act or otherwise subject to the liability of those sections.  (*)

(*)
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

(3)	Incorporated by reference to Astoria Financial Corporation’s Registration Statement on Form S-3 dated and filed with the Securities and Exchange Commission on May 19, 2010 (File Number 333-166957).

(4)
Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 26, 2001 (File Number 000-22228).

(5)
Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on August 6, 2010 (File Number 001-11967).

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

(12)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement filed with the Securities and Exchange Commission on April 11, 2005 (File Number 001-11967).

(13)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 10, 2007 (File Number 001-11967).

(14)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2010 (File Number 001-11967).

(15)	Incorporated by reference to Astoria Financial Corporation’s Form S-8, filed with the Securities and Exchange Commission on November 30, 2010 (File No. 333-170874)

(16)
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

(18)
Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 8, 2009 (File Number 001-11967).

(19)
Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 24, 1999 (File Number 000-22228).

(20)
Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010 (File Number 001-11967).

(21)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 13, 2009 (File Number 001-11967).

(22)	Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on April 22, 2010 (File Number 001-11967).