Form 10-Q
period 2011-03-31
ASTORIA FINANCIAL CORP
filed 2011-05-06
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, April 28, 2011

$.01 Par Value	98,493,119

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	(Unaudited)
(In Thousands, Except Share Data)	At March 31, 2011	At December 31, 2010
Assets:
Cash and due from banks	$141,894	$67,476
Repurchase agreements	65,890	51,540
Available-for-sale securities:
Encumbered	442,398	516,540
Unencumbered	47,885	45,413
Total available-for-sale securities	490,283	561,953
Held-to-maturity securities, fair value of $2,151,736 and $2,042,110, respectively:
Encumbered	1,888,562	1,817,431
Unencumbered	228,976	186,353
Total held-to-maturity securities	2,117,538	2,003,784
Federal Home Loan Bank of New York stock, at cost	136,613	149,174
Loans held-for-sale, net	15,662	44,870
Loans receivable	13,784,965	14,223,047
Allowance for loan losses	(189,486)	(201,499)
Loans receivable, net	13,595,479	14,021,548
Mortgage servicing rights, net	10,137	9,204
Accrued interest receivable	54,849	55,492
Premises and equipment, net	133,026	133,362
Goodwill	185,151	185,151
Bank owned life insurance	404,159	410,418
Real estate owned, net	61,419	63,782
Other assets	295,063	331,515
Total assets	$17,707,163	$18,089,269
Liabilities:
Deposits:
Savings	$2,766,057	$2,664,859
Money market	386,670	376,302
NOW and demand deposit	1,784,318	1,774,790
Liquid certificates of deposit	414,652	468,730
Certificates of deposit	6,123,642	6,314,319
Total deposits	11,475,339	11,599,000
Reverse repurchase agreements	2,100,000	2,100,000
Federal Home Loan Bank of New York advances	2,099,000	2,391,000
Other borrowings, net	378,296	378,204
Mortgage escrow funds	141,523	109,374
Accrued expenses and other liabilities	248,607	269,911
Total liabilities	16,442,765	16,847,489

Stockholders' Equity:
Preferred stock, $1.00 par value (5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, $.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 98,478,119 and 97,877,469 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	860,436	864,744
Retained earnings	1,859,292	1,848,095
Treasury stock (68,016,769 and 68,617,419 shares, at cost, respectively)	(1,405,543)	(1,417,956)
Accumulated other comprehensive loss	(39,573)	(42,161)
Unallocated common stock held by ESOP (3,242,359 and 3,441,130 shares, respectively)	(11,879)	(12,607)
Total stockholders' equity	1,264,398	1,241,780
Total liabilities and stockholders' equity	$17,707,163	$18,089,269

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
(In Thousands, Except Share Data)	2011	2010
Interest income:
One-to-four family mortgage loans	$114,676	$140,954
Multi-family, commercial real estate and construction mortgage loans	44,492	51,125
Consumer and other loans	2,507	2,651
Mortgage-backed and other securities	22,423	31,347
Repurchase agreements and interest-earning cash accounts	93	15
Federal Home Loan Bank of New York stock	2,317	2,496
Total interest income	186,508	228,588
Interest expense:
Deposits	37,032	53,542
Borrowings	47,947	60,694
Total interest expense	84,979	114,236
Net interest income	101,529	114,352
Provision for loan losses	7,000	45,000
Net interest income after provision for loan losses	94,529	69,352
Non-interest income:
Customer service fees	11,722	13,293
Other loan fees	932	706
Mortgage banking income, net	2,433	1,557
Income from bank owned life insurance	2,235	1,976
Other	721	1,160
Total non-interest income	18,043	18,692
Non-interest expense:
General and administrative:
Compensation and benefits	36,533	35,251
Occupancy, equipment and systems	16,566	16,449
Federal deposit insurance premiums	5,514	6,597
Advertising	1,684	1,820
Other	9,322	8,142
Total non-interest expense	69,619	68,259
Income before income tax expense	42,953	19,785
Income tax expense	15,569	6,859
Net income	$27,384	$12,926
Basic earnings per common share	$0.29	$0.14
Diluted earnings per common share	$0.29	$0.14
Basic weighted average common shares	92,734,401	91,460,463
Diluted weighted average common and common equivalent shares	92,734,401	91,460,597

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Three Months Ended March 31, 2011

						Accumulated	Unallocated
			Additional			Other	Common
		Common	Paid-in	Retained	Treasury	Comprehensive	Stock Held
(In Thousands, Except Share Data)	Total	Stock	Capital	Earnings	Stock	Loss	by ESOP
Balance at December 31, 2010	$1,241,780	$1,665	$864,744	$1,848,095	$(1,417,956)	$(42,161)	$(12,607)

Comprehensive income:
Net income	27,384	-	-	27,384	-	-	-
Other comprehensive income, net of tax:
Net unrealized gain on securities	1,163	-	-	-	-	1,163	-
Reclassification of prior service cost	15	-	-	-	-	15	-
Reclassification of net actuarial loss	1,362	-	-	-	-	1,362	-
Reclassification of loss on cash flow hedge	48	-	-	-	-	48	-
Comprehensive income	29,972

Dividends on common stock ($0.13 per share)	(12,350)	-	-	(12,350)	-	-	-

Restricted stock grants (600,650 shares)	-	-	(8,576)	(3,837)	12,413	-	-

Stock-based compensation	2,187	-	2,187	-	-	-	-

Net tax benefit shortfall from stock-based
compensation	(23)	-	(23)	-	-	-	-

Allocation of ESOP stock	2,832	-	2,104	-	-	-	728

Balance at March 31, 2011	$1,264,398	$1,665	$860,436	$1,859,292	$(1,405,543)	$(39,573)	$(11,879)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
(In Thousands)	2011	2010
Cash flows from operating activities:
Net income	$27,384	$12,926
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on loans	7,313	8,219
Net amortization on securities and borrowings	1,498	330
Net provision for loan and real estate losses	7,795	45,365
Depreciation and amortization	2,906	2,790
Net gain on sales of loans	(1,343)	(1,054)
Other asset impairment charges	523	-
Originations of loans held-for-sale	(58,088)	(60,806)
Proceeds from sales and principal repayments of loans held-for-sale	86,727	79,762
Stock-based compensation and allocation of ESOP stock	5,019	4,758
Decrease (increase) in accrued interest receivable	643	(2,340)
Mortgage servicing rights amortization and valuation allowance adjustments, net	37	485
Bank owned life insurance income and insurance proceeds received, net	6,259	(1,976)
Decrease in other assets	35,481	16,309
(Decrease) increase in accrued expenses and other liabilities	(19,177)	7,602
Net cash provided by operating activities	102,977	112,370
Cash flows from investing activities:
Originations of loans receivable	(515,994)	(725,457)
Loan purchases through third parties	(214,448)	(140,421)
Principal payments on loans receivable	1,115,822	936,420
Proceeds from sales of delinquent and non-performing loans	6,501	8,697
Purchases of securities held-to-maturity	(356,744)	(308,656)
Principal payments on securities held-to-maturity	241,572	247,081
Principal payments on securities available-for-sale	73,496	70,807
Net redemptions of Federal Home Loan Bank of New York stock	12,561	839
Proceeds from sales of real estate owned, net	21,480	15,355
Purchases of premises and equipment, net of proceeds from sales	(2,570)	(2,272)
Net cash provided by investing activities	381,676	102,393
Cash flows from financing activities:
Net decrease in deposits	(123,661)	(127,403)
Net increase (decrease) in borrowings with original terms of three months or less	124,000	(16,000)
Proceeds from borrowings with original terms greater than three months	-	200,000
Repayments of borrowings with original terms greater than three months	(416,000)	(300,000)
Net increase in mortgage escrow funds	32,149	38,318
Cash dividends paid to stockholders	(12,350)	(12,175)
Cash received for options exercised	-	112
Net tax benefit (shortfall) excess from stock-based compensation	(23)	33
Net cash used in financing activities	(395,885)	(217,115)
Net increase (decrease) in cash and cash equivalents	88,768	(2,352)
Cash and cash equivalents at beginning of period	119,016	111,570
Cash and cash equivalents at end of period	$207,784	$109,218

Supplemental disclosures:
Interest paid	$79,854	$108,826
Income taxes paid	$18,606	$4,660
Additions to real estate owned	$19,912	$18,802
Loans transferred to held-for-sale	$6,082	$16,860

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In addition to Astoria Federal and AF Insurance Agency, Inc., we have another subsidiary, Astoria Capital Trust I, which is not consolidated with Astoria Financial Corporation for financial reporting purposes.  Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, and $3.9 million of common securities which are 100% owned by Astoria Financial Corporation, and using the proceeds to acquire Junior Subordinated Debentures issued by Astoria Financial Corporation.  The Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I.  The Junior Subordinated Debentures are prepayable, in whole or in part, at our option at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value.  The Capital Securities have the same prepayment provisions as the Junior Subordinated Debentures.  Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement relating to the Capital Securities.  See Note 9 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of our 2010 Annual Report on Form 10-K for restrictions on our subsidiaries’ ability to pay dividends to us.

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2011 and December 31, 2010, our results of operations for the three months ended March 31, 2011 and 2010, changes in our stockholders’ equity for the three months ended March 31, 2011 and our cash flows for the three months ended March 31, 2011 and 2010.  In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of March 31, 2011 and December 31, 2010, and amounts of revenues and expenses in the consolidated statements of income for the three months ended March 31, 2011 and 2010.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the remainder of the year.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.  Past maturity certificates of deposit with original balances of $100,000 or greater have been reclassified from certificate of deposit accounts to savings accounts.  Such deposits do not have automatic renewal provisions.  Upon maturity, these deposits earn interest at the savings account rate and have no stated maturity date, consistent with our savings accounts.

These consolidated financial statements should be read in conjunction with our December 31, 2010 audited consolidated financial statements and related notes included in our 2010 Annual Report on Form 10-K.

2.	Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Residential mortgage-backed securities:
GSE (1) issuance REMICs and CMOs (2)	$419,479	$15,804	$(5)	$435,278
Non-GSE issuance REMICs and CMOs	19,796	6	(415)	19,387
GSE pass-through certificates	27,433	1,150	(5)	28,578
Total residential mortgage-backed securities	466,708	16,960	(425)	483,243
Freddie Mac preferred stock	-	7,040	-	7,040
Other securities	15	-	(15)	-
Total securities available-for-sale	$466,723	$24,000	$(440)	$490,283
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$2,031,673	$40,980	$(6,373)	$2,066,280
Non-GSE issuance REMICs and CMOs	28,422	223	(1)	28,644
GSE pass-through certificates	680	47	-	727
Total residential mortgage-backed securities	2,060,775	41,250	(6,374)	2,095,651
Obligations of U.S. government and GSEs	52,864	25	(703)	52,186
Obligations of states and political subdivisions	3,899	-	-	3,899
Total securities held-to-maturity	$2,117,538	$41,275	$(7,077)	$2,151,736

(1)	Government-sponsored enterprise
(2)	Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$490,302	$18,931	$-	$509,233
Non-GSE issuance REMICs and CMOs	21,023	3	(362)	20,664
GSE pass-through certificates	28,784	1,114	(2)	29,896
Total residential mortgage-backed securities	540,109	20,048	(364)	559,793
Freddie Mac preferred stock	-	2,160	-	2,160
Other securities	15	-	(15)	-
Total securities available-for-sale	$540,124	$22,208	$(379)	$561,953
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,933,650	$47,191	$(8,734)	$1,972,107
Non-GSE issuance REMICs and CMOs	40,363	352	(66)	40,649
GSE pass-through certificates	772	51	-	823
Total residential mortgage-backed securities	1,974,785	47,594	(8,800)	2,013,579
Obligations of U.S. government and GSEs	25,000	-	(468)	24,532
Obligations of states and political subdivisions	3,999	-	-	3,999
Total securities held-to-maturity	$2,003,784	$47,594	$(9,268)	$2,042,110

The following tables set forth the estimated fair values of securities with gross unrealized losses at the dates indicated, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the dates indicated.

	At March 31, 2011
	Less Than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
GSE issuance REMICs and CMOs	$1,252	$(5)	$-	$-	$1,252	$(5)
Non-GSE issuance REMICs and CMOs	104	(1)	18,710	(414)	18,814	(415)
GSE pass-through certificates	612	(5)	-	-	612	(5)
Other securities	-	-	-	(15)	-	(15)
Total temporarily impaired securities
available-for-sale	$1,968	$(11)	$18,710	$(429)	$20,678	$(440)
Held-to-maturity:
GSE issuance REMICs and CMOs	$536,478	$(6,373)	$-	$-	$536,478	$(6,373)
Non-GSE issuance REMICs and CMOs	294	(1)	-	-	294	(1)
Obligations of U.S. government and GSEs	24,297	(703)	-	-	24,297	(703)
Total temporarily impaired securities
held-to-maturity	$561,069	$(7,077)	$-	$-	$561,069	$(7,077)

	At December 31, 2010
	Less Than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
Non-GSE issuance REMICs and CMOs	$276	$(2)	$19,991	$(360)	$20,267	$(362)
GSE pass-through certificates	1,775	(2)	-	-	1,775	(2)
Other securities	-	-	-	(15)	-	(15)
Total temporarily impaired securities
available-for-sale	$2,051	$(4)	$19,991	$(375)	$22,042	$(379)
Held-to-maturity:
GSE issuance REMICs and CMOs	$484,366	$(8,734)	$-	$-	$484,366	$(8,734)
Non-GSE issuance REMICs and CMOs	-	-	1,744	(66)	1,744	(66)
Obligations of U.S. government and GSEs	24,532	(468)	-	-	24,532	(468)
Total temporarily impaired securities held-to-maturity	$508,898	$(9,202)	$1,744	$(66)	$510,642	$(9,268)

We held 51 securities which had an unrealized loss at March 31, 2011 and 59 at December 31, 2010.  At March 31, 2011 and December 31, 2010, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment is directly related to the change in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  None of the unrealized losses are related to credit losses.  Therefore, at March 31, 2011 and December 31, 2010, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

Held-to-maturity debt securities, excluding mortgage-backed securities, had an amortized cost of $56.8 million and a fair value of $56.1 million at March 31, 2011.  These securities have contractual maturities in 2017 and 2018.  Actual maturities will differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

The balance of accrued interest receivable for securities totaled $8.2 million at March 31, 2011 and $8.3 million at December 31, 2010.

At March 31, 2011, we held two securities with an amortized cost of $52.9 million which are callable within one year and at various times thereafter.

3.	Loans Held-for-Sale

Loans held-for-sale, net, includes fifteen and thirty year conforming fixed rate one-to-four family mortgage loans originated for sale as well as certain non-performing loans.  Over the past several years we have sold certain delinquent and non-performing loans held in portfolio.  Upon our decision to sell such loans, we reclassify them to held-for-sale at the lower of cost or fair value, less estimated selling costs.  Non-performing loans held-for-sale, included in loans held-for-sale, net, totaled $9.8 million, net of a $662,000 valuation allowance, at March 31, 2011 and $10.9 million, net of a $169,000 valuation allowance, at December 31, 2010.  Non-performing loans held-for-sale consisted primarily of multi-family and commercial real estate loans at March 31, 2011 and December 31, 2010.

We sold certain delinquent and non-performing mortgage loans totaling $6.6 million, net of charge-offs of $2.3 million, during the three months ended March 31, 2011, primarily multi-family and one-to-four family mortgage loans, and $8.7 million, net of charge-offs of $3.3 million, during the three months ended March 31, 2010, consisting of multi-family and commercial real estate loans.  Net loss on sales of non-performing loans totaled $100,000 for the three months ended March 31, 2011 and net gain on sales of non-performing loans totaled $5,000 for the three months ended March 31, 2010.

Net lower of cost or market write-downs on non-performing loans held-for-sale totaled $523,000 for the three months ended March 31, 2011.  There were no lower of cost or market write-downs on non-performing loans held-for-sale for the three months ended March 31, 2010.  Net lower of cost or market write-downs on non-performing loans held-for-sale and gains and losses recognized on sales of such loans are included in other non-interest income in the consolidated statements of income.

4.	Loans Receivable and Allowance for Loan Losses

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

	At March 31, 2011		At December 31, 2010
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Mortgage loans (gross):
One-to-four family	$10,647,124	77.69%	$10,855,061	76.77%
Multi-family	2,000,861	14.60	2,187,869	15.47
Commercial real estate	738,967	5.39	771,654	5.46
Construction	15,840	0.12	15,145	0.11
Total mortgage loans	13,402,792	97.80	13,829,729	97.81
Consumer and other loans (gross):
Home equity	275,504	2.01	282,453	2.00
Other	25,845	0.19	26,887	0.19
Total consumer and other loans	301,349	2.20	309,340	2.19
Total loans	13,704,141	100.00%	14,139,069	100.00%
Net unamortized premiums and
deferred loan origination costs	80,824		83,978
Loans receivable	13,784,965		14,223,047
Allowance for loan losses	(189,486)		(201,499)
Loans receivable, net	$13,595,479		$14,021,548

The following tables set forth an aging analysis of our loans receivable by segment and class at the dates indicated.

	At March 31, 2011
	30-59 Days	60-89 Days	90 Days or More Past Due		Total
(In Thousands)	Past Due	Past Due	Accruing	Non-Accrual	Past Due	Current	Total
Mortgage loans:
One-to-four family:
Full documentation:
Interest-only	$33,495	$15,429	$-	$110,944	$159,868	$3,390,280	$3,550,148
Amortizing	29,963	7,707	179	38,751	76,600	5,303,676	5,380,276
Reduced documentation:
Interest-only	36,074	18,499	-	149,876	204,449	1,078,690	1,283,139
Amortizing	10,941	6,474	-	33,279	50,694	382,867	433,561
Multi-family	34,506	11,479	374	25,166	71,525	1,929,336	2,000,861
Commercial real estate	7,628	855	-	4,004	12,487	726,480	738,967
Construction	-	-	-	6,097	6,097	9,743	15,840
Consumer and other loans:
Home equity lines of credit	2,329	1,674	-	4,943	8,946	266,558	275,504
Other	139	45	-	141	325	25,520	25,845
Total loans	$155,075	$62,162	$553	$373,201	$590,991	$13,113,150	$13,704,141

	At December 31, 2010
	30-59 Days	60-89 Days	90 Days or More Past Due		Total
(In Thousands)	Past Due	Past Due	Accruing	Non-Accrual	Past Due	Current	Total
Mortgage loans:
One-to-four family:
Full documentation:
Interest-only	$41,608	$18,029	$-	$105,982	$165,619	$3,646,143	$3,811,762
Amortizing	29,666	5,170	464	45,256	80,556	5,191,615	5,272,171
Reduced documentation:
Interest-only	38,864	20,493	-	157,464	216,821	1,114,473	1,331,294
Amortizing	14,965	4,170	-	33,149	52,284	387,550	439,834
Multi-family	33,627	6,056	381	29,814	69,878	2,117,991	2,187,869
Commercial real estate	2,925	-	-	6,529	9,454	762,200	771,654
Construction	-	-	-	6,097	6,097	9,048	15,145
Consumer and other loans:
Home equity lines of credit	3,991	351	-	5,464	9,806	272,647	282,453
Other	164	70	-	110	344	26,543	26,887
Total loans	$165,810	$54,339	$845	$389,865	$610,859	$13,528,210	$14,139,069

The following table sets forth the changes in our allowance for loan losses by loan receivable segment for the three months ended March 31, 2011.

	For the Three Months Ended March 31, 2011
	Mortgage Loans				Consumer
(In Thousands)	One-to-Four Family	Multi- Family	Commercial Real Estate	Construction	and Other Loans	Total
Balance at January 1, 2011	$125,524	$52,786	$15,563	$3,480	$4,146	$201,499
Provision charged to operations	7,544	(452)	(781)	22	667	7,000
Charge-offs	(17,711)	(2,944)	-	-	(755)	(21,410)
Recoveries	2,365	6	-	-	26	2,397
Balance at March 31, 2011	$117,722	$49,396	$14,782	$3,502	$4,084	$189,486

The following tables set forth the balances of our loans receivable by segment and impairment evaluation and the allowance for loan losses associated with such loans at the dates indicated.

	At March 31, 2011
	Mortgage Loans				Consumer
(In Thousands)	One-to-Four Family	Multi- Family	Commercial Real Estate	Construction	and Other Loans	Total
Loans:
Individually evaluated for impairment	$324,407	$1,048,520	$367,250	$7,872	$4,229	$1,752,278
Collectively evaluated for impairment	10,322,717	952,341	371,717	7,968	297,120	11,951,863
Total loans	$10,647,124	$2,000,861	$738,967	$15,840	$301,349	$13,704,141
Allowance for loan losses:
Individually evaluated for impairment	$11,349	$33,541	$10,317	$3,250	$63	$58,520
Collectively evaluated for impairment	106,373	15,855	4,465	252	4,021	130,966
Total allowance for loan losses	$117,722	$49,396	$14,782	$3,502	$4,084	$189,486

	At December 31, 2010
	Mortgage Loans				Consumer
(In Thousands)	One-to-Four Family	Multi- Family	Commercial Real Estate	Construction	and Other Loans	Total
Loans:
Individually evaluated for impairment	$315,994	$1,144,633	$385,904	$7,872	$3,414	$1,857,817
Collectively evaluated for impairment	10,539,067	1,043,236	385,750	7,273	305,926	12,281,252
Total loans	$10,855,061	$2,187,869	$771,654	$15,145	$309,340	$14,139,069
Allowance for loan losses:
Individually evaluated for impairment	$12,541	$34,124	$10,784	$3,250	$51	$60,750
Collectively evaluated for impairment	112,983	18,662	4,779	230	4,095	140,749
Total allowance for loan losses	$125,524	$52,786	$15,563	$3,480	$4,146	$201,499

The following tables summarize information related to our impaired loans by segment and class at the dates indicated.  Impaired one-to-four family mortgage loans consist primarily of loans where a portion of the outstanding principal has been charged off.

	At March 31, 2011				At December 31, 2010
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
With an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	$10,688	$10,688	$(1,291)	$9,397	$11,033	$11,033	$(1,980)	$9,053
Amortizing	7,920	7,920	(1,651)	6,269	7,340	7,340	(947)	6,393
Reduced documentation:
Interest-only	11,027	11,027	(1,327)	9,700	10,234	10,234	(2,500)	7,734
Amortizing	1,306	1,306	(162)	1,144	1,032	1,032	(239)	793
Multi-family	56,393	55,684	(14,241)	41,443	51,793	51,084	(14,349)	36,735
Commercial real estate	20,394	19,291	(5,616)	13,675	19,929	18,825	(5,496)	13,329
Construction	6,546	6,435	(2,851)	3,584	6,546	6,435	(2,851)	3,584
Without an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	87,743	64,557	-	64,557	87,110	64,185	-	64,185
Amortizing	15,582	11,859	-	11,859	15,363	11,883	-	11,883
Reduced documentation:
Interest-only	152,894	109,346	-	109,346	145,091	105,905	-	105,905
Amortizing	18,538	13,955	-	13,955	15,786	12,009	-	12,009
Construction	1,200	639	-	639	1,200	639	-	639
Total impaired loans	$390,231	$312,707	$(27,139)	$285,568	$372,457	$300,604	$(28,362)	$272,242

The following table sets forth the average recorded investment, interest income recognized and cash basis interest income related to our impaired loans by segment and class for the three months ended March 31, 2011.

	For the Three Months Ended March 31, 2011
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	$10,861	$114	$102
Amortizing	7,630	109	93
Reduced documentation:
Interest-only	10,631	144	145
Amortizing	1,169	13	13
Multi-family	53,384	668	637
Commercial real estate	19,058	315	308
Construction	6,435	31	31
Without an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	64,371	252	252
Amortizing	11,871	14	14
Reduced documentation:
Interest-only	107,626	449	430
Amortizing	12,982	56	54
Construction	639	-	-
Total impaired loans	$306,657	$2,165	$2,079

The following tables set forth the balances of our one-to-four family mortgage and consumer and other loan receivable segments by class and credit quality indicator at the dates indicated.

	At March 31, 2011
	One-to-Four Family Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$3,439,204	$5,341,346	$1,133,263	$400,282	$270,561	$25,704
Non-performing	110,944	38,930	149,876	33,279	4,943	141
Total	$3,550,148	$5,380,276	$1,283,139	$433,561	$275,504	$25,845

	At December 31, 2010
	One-to-Four Family Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$3,705,780	$5,226,451	$1,173,830	$406,685	$276,989	$26,777
Non-performing	105,982	45,720	157,464	33,149	5,464	110
Total	$3,811,762	$5,272,171	$1,331,294	$439,834	$282,453	$26,887

The following table sets forth the balances of our multi-family mortgage, commercial real estate and construction loan receivable segments by credit quality indicator at the dates indicated.

	At March 31, 2011			At December 31, 2010
(In Thousands)	Multi-Family Mortgage Loans	Commercial Real Estate Loans	Construction Loans	Multi-Family Mortgage Loans	Commercial Real Estate Loans	Construction Loans
Not classified	$1,805,595	$676,283	$8,010	$2,035,111	$707,237	$7,315
Classified	195,266	62,684	7,830	152,758	64,417	7,830
Total	$2,000,861	$738,967	$15,840	$2,187,869	$771,654	$15,145

For additional information regarding the composition of our loan portfolio, non-performing loans and our allowance for loan losses, see “Asset Quality” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or  “MD&A.”

5.	Earnings Per Share

The following table is a reconciliation of basic and diluted earnings per share, or EPS.

	For the Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2011	2010
Net income	$27,384	$12,926
Income allocated to participating securities (restricted stock)	(661)	(312)
Income attributable to common shareholders	$26,723	$12,614
Average number of common shares outstanding – basic	92,734	91,460
Dilutive effect of stock options (1)	-	1
Average number of common shares outstanding – diluted	92,734	91,461
Income per common share attributable to common shareholders:
Basic	$0.29	$0.14
Diluted	$0.29	$0.14
(1)
Excludes options to purchase 6,915,789 shares of common stock which were outstanding during the three months ended March 31, 2011 and options to purchase 8,033,330 shares of common stock which were outstanding during the three months ended March 31, 2010 because their inclusion would be anti-dilutive.

6.	Pension Plans and Other Postretirement Benefits

The following table sets forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan.

			Other Postretirement
	Pension Benefits		Benefits
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
(In Thousands)	2011	2010	2011	2010
Service cost	$1,145	$933	$139	$89
Interest cost	3,057	2,899	335	283
Expected return on plan assets	(2,675)	(2,355)	-	-
Recognized net actuarial loss	2,075	1,602	29	-
Amortization of prior service cost (credit)	48	62	(25)	(25)
Settlement	28	-	-	-
Net periodic cost	$3,678	$3,141	$478	$347

7.	Stock Incentive Plans

During the three months ended March 31, 2011, 578,530 shares of restricted stock were granted to select officers under the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan, and 22,120 shares of restricted stock were granted to directors under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, or the 2007 Director Stock Plan.  Of the restricted stock granted to select officers, 70,260 shares vest one-third per year and 508,270 shares vest one-fifth per year on or about December 14th, beginning December 14, 2011.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2005 Employee Stock Plan, all restricted stock granted pursuant to such plan immediately vests.  The restricted stock granted in 2011 under the 2007 Director Stock Plan vests 100% on January 31, 2014, although awards will immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.

Restricted stock activity in our stock incentive plans for the three months ended March 31, 2011 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	1,852,550	$15.96
Granted	600,650	14.28
Vested	(36,585)	(24.92)
Nonvested at March 31, 2011	2,416,615	15.41

Stock-based compensation expense is recognized on a straight-line basis over the vesting period  and totaled $1.4 million, net of taxes of $771,000, for the three months ended March 31, 2011, and $1.2 million, net of taxes of $640,000, for the three months ended March 31, 2010.  At March 31, 2011, pre-tax compensation cost related to all nonvested awards of restricted stock not yet recognized totaled $24.5 million and will be recognized over a weighted average period of approximately 3.3 years.

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

Residential mortgage-backed securities
Substantially all of our securities available-for-sale portfolio consists of residential mortgage-backed securities.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  At March 31, 2011, 96% of our available-for-sale residential mortgage-backed securities portfolio was comprised of GSE securities for which an active market exists for similar securities, making observable inputs readily available.

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

	Carrying Value at March 31, 2011
(In Thousands)	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$435,278	$-	$435,278	$-
Non-GSE issuance REMICs and CMOs	19,387	-	19,387	-
GSE pass-through certificates	28,578	-	28,578	-
Other securities	7,040	7,040	-	-
Total securities available-for-sale	$490,283	$7,040	$483,243	$-

	Carrying Value at December 31, 2010
(In Thousands)	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$509,233	$-	$509,233	$-
Non-GSE issuance REMICs and CMOs	20,664	-	20,664	-
GSE pass-through certificates	29,896	-	29,896	-
Other securities	2,160	2,160	-	-
Total securities available-for-sale	$561,953	$2,160	$559,793	$-

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Non-performing loans held-for-sale, net
Non-performing loans held-for-sale are comprised primarily of multi-family and commercial real estate mortgage loans at March 31, 2011 and December 31, 2010.  Fair values of non-performing loans held-for-sale are estimated through either bids received on the loans or a discounted cash flow analysis of the underlying collateral and adjusted as necessary, by management, to reflect current market conditions and, as such, are classified as Level 3.

Loans receivable, net (impaired loans)
Loans which meet certain criteria are evaluated individually for impairment.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans are comprised primarily of one-to-four family mortgage loans at March 31, 2011 and December 31, 2010.  Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs.  Fair values are estimated through current appraisals, broker opinions or automated valuation models and adjusted as necessary, by management, to reflect current market conditions and, as such, are classified as Level 3.  Substantially all of the impaired loans at March 31, 2011 and December 31, 2010 for which a fair value adjustment was recognized were one-to-four family mortgage loans.

MSR, net
The right to service loans for others is generally obtained through the sale of one-to-four family mortgage loans with servicing retained.  MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At March 31, 2011, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 10.95%, a weighted average constant prepayment rate on mortgages of 17.82% and a weighted average life of 4.2 years.  At December 31, 2010, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 10.96%, a weighted average constant prepayment rate on mortgages of 19.94% and a weighted average life of 3.8 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

REO, net
REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure, all of which are one-to-four family properties at March 31, 2011 and December 31, 2010, and is carried, net of allowances for losses, at the lower of cost or fair value less estimated selling costs.  The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

The following table sets forth the carrying value of those of our assets which were measured at fair value on a non-recurring basis at the dates indicated.  The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	Carrying Value
(In Thousands)	At March 31, 2011	At December 31, 2010
Non-performing loans held-for-sale, net	$9,783	$10,895
Impaired loans	203,347	197,620
MSR, net	10,137	9,204
REO, net	49,796	53,990
Total	$273,063	$271,709

The following table provides information regarding the losses recognized on our assets measured at fair value on a non-recurring basis for the periods indicated.

	For the Three
	Months Ended
	March 31,
(In Thousands)	2011	2010
Non-performing loans held-for-sale, net (1)	$2,587	$5,571
Impaired loans (2)	14,582	16,649
MSR, net (3)	-	-
REO, net (4)	3,505	6,351
Total	$20,674	$28,571

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

9.	Fair Value of Financial Instruments

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

	At March 31, 2011		At December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Repurchase agreements	$65,890	$65,890	$51,540	$51,540
Securities held-to-maturity	2,117,538	2,151,736	2,003,784	2,042,110
FHLB-NY stock	136,613	136,613	149,174	149,174
Loans held-for-sale, net (1)	15,662	15,887	44,870	45,713
Loans receivable, net (1)	13,595,479	14,026,274	14,021,548	14,480,713
MSR, net (1)	10,137	10,146	9,204	9,214
Financial Liabilities:
Deposits	11,475,339	11,632,176	11,599,000	11,784,632
Borrowings, net	4,577,296	4,986,945	4,869,204	5,320,510

(1)	Includes totals for assets measured at fair value on a non-recurring basis as disclosed in Note 8.

Methods and assumptions used to estimate fair values are as follows:

Repurchase agreements
The carrying amounts of repurchase agreements approximate fair values since all mature in one month or less.

Securities held-to-maturity
The fair values for substantially all of our securities held-to-maturity are obtained from an independent nationally recognized pricing service using similar methods and assumptions as used for our securities available-for-sale which are described further in Note 8.

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

Deposits
The fair values of deposits with no stated maturity, such as savings, money market, NOW and demand deposit accounts, are equal to the amount payable on demand.  The fair values of certificates of deposit and Liquid certificates of deposit, or Liquid CDs, are based on discounted contractual cash flows using the weighted average remaining life of the portfolio discounted by the corresponding LIBOR Swap Curve as posted by the Office of Thrift Supervision, or OTS.

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

10.	Litigation

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

City of New York Notice of Determination
By “Notice of Determination” dated September 14, 2010, the City of New York has notified us of an alleged tax deficiency in the amount of $5.2 million, including interest and penalties, related to our 2006 tax year.  The deficiency relates to our operation of two subsidiaries of Astoria Federal, Fidata Service Corp., or Fidata, and Astoria Federal Mortgage Corp., or AF Mortgage.  Fidata is a passive investment company which maintains offices in Connecticut. AF

Mortgage is an operating subsidiary through which, prior to 2011, Astoria Federal engaged in lending activities outside the State of New York.  We disagree with the assertion of the tax deficiency and we filed a Petition for Hearing with the City of New York on December 6, 2010 to oppose the Notice of Determination.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at March 31, 2011 with respect to this matter.

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

On May 18, 2010 the plaintiff filed an amended complaint at the direction of the Southern District Court, containing substantially the same allegations as the original complaint. On May 27, 2010, we moved to dismiss the amended complaint.  On March 10, 2011, the Southern District Court entered an order on the record that dismissed all claims against Astoria Financial Corporation but denied the motion to dismiss the claims against Astoria Federal for alleged direct patent infringement.  The order also dismissed in part the claims against Astoria Federal for alleged inducement of our customers to violate plaintiff’s patents and for Astoria Federal’s allegedly willful violation of the plaintiff’s patents, allowing claims to continue only for alleged inducement and willful infringement after our receiving notice of the pending suit from plaintiff’s counsel.  Based on the Southern District Court’s ruling, on March 31, 2011, we answered the amended complaint substantially denying the allegations of the amended complaint.

We have tendered requests for indemnification from the manufacturer and from the transaction processor utilized with respect to the integrated banking and transaction machines.

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

11.	Impact of Accounting Standards and Interpretations

In April 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” which clarifies the guidance on a creditor’s evaluation of whether it has granted a concession in a debt restructuring and whether the debtor is experiencing financial difficulties in evaluating whether the debt restructuring constitutes a troubled debt restructuring.  The guidance in ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying this guidance, an entity may identify receivables that are newly considered impaired.  In measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired should be disclosed.  In addition, ASU 2011-02 requires the disclosure of the information required by ASU 2010-20, “Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which we adopted effective December 31, 2010, relative to modifications of financing receivables for interim and annual periods beginning on or after June 15, 2011.  The effective date of such guidance was deferred by ASU 2011-01, “Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  Our adoption of ASU 2011-02 is not expected to have a material impact on our financial condition or results of operations.

12.	Subsequent Event

On April 26, 2011, we sold an office building located in Lake Success, New York which formerly housed our lending operations which were relocated in March 2008 to a leased facility in Mineola, New York.  The sale price of the building was $14.8 million and the building had a net carrying value of $14.7 million as of March 31, 2011 which is included in premises and equipment, net.  We will record the sale of the building in the quarter ending June 30, 2011 including a loss on the sale related to closing costs which is not material to our results of operations.

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

•	legislative or regulatory changes, including the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Reform Act, may adversely affect our business;
•	technological changes may be more difficult or expensive than we anticipate;
•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate; or
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

During the three months ended March 31, 2011, the national economy continued to show signs of improvement as evidenced by, among other things, a decrease in the unemployment rate from December 2010 and moderate job growth.  However, softness in the housing and real estate markets persist and unemployment levels remain elevated with a national unemployment rate of 8.8% for March 2011.  The Reform Act, which was passed in July 2010, is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.  As described in more detail in Part II, Item 1A, “Risk Factors,” in this Form 10-Q and Part I, Item 1A, “Risk Factors,” in our 2010 Annual Report on Form 10-K, certain aspects of the Reform Act will have an impact on us, including the combination of our primary regulator, the OTS, with the Office of the Comptroller of the Currency, or OCC, the imposition of consolidated holding company capital requirements, changes to deposit insurance assessments and the roll back of federal preemption applicable to certain of our operations.

Total assets decreased during the three months ended March 31, 2011 primarily due to a decrease in our loan portfolio.  The decrease in our loan portfolio was due to decreases in our one-to-four family, multi-family and commercial real estate mortgage loan portfolios resulting from repayments which outpaced our origination and purchase volume.  One-to-four family mortgage loan repayments remained at elevated levels as interest rates on thirty year fixed rate conforming mortgages, which we do not retain for portfolio, remained at historic lows and as loans in our portfolio qualified under the expanded conforming loan limits were refinanced into fixed rate conforming mortgages.  We decided to not aggressively compete against the thirty year fixed rate conforming mortgage market in the current low interest rate environment.  However, the rise in interest rates on thirty year fixed rate mortgages at the end of the 2010 fourth quarter and throughout the 2011 first quarter led to a decrease in loan repayments which resulted in a significantly slower pace of decline in our one-to-four family mortgage loan portfolio in the 2011 first quarter compared to the 2010 fourth quarter.  The securities portfolio was up slightly as a result of securities purchases which offset cash flows from repayments.

Total deposits decreased during the three months ended March 31, 2011 due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, money market and NOW and demand deposit accounts.  During the 2011 first quarter, we continued to allow high cost certificates of deposit to run off as total assets declined.  The increases in low cost savings, money market and NOW and demand deposit accounts appear to reflect customer preference for the liquidity these types of deposits provide.  However, we have achieved some success in extending the terms of our retained certificates of deposit.  Cash flows from mortgage loan repayments in excess of mortgage loan originations and purchases and deposit outflows enabled us to repay a portion of our matured borrowings during the 2011 first quarter, which resulted in a decrease in our borrowings portfolio from December 31, 2010.

Net income increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  This increase was primarily due to a decrease in provision for loan losses, partially offset by a decrease in net interest income and an increase in income tax expense.

Net interest income decreased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, due to a decrease in interest income, partially offset by a decrease in interest expense.  Interest income for the three months ended March 31, 2011 decreased compared to the three months ended March 31, 2010, primarily due to decreases in the average balances of mortgage loans and mortgage-backed and other securities, coupled with decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities.  Interest expense for the three months ended March 31, 2011 decreased compared to the three months ended March 31, 2010, primarily due to decreases in the average balances and average costs of certificates of deposit and borrowings.  The net interest rate spread and net interest margin were up slightly for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The decline in the cost of interest-bearing liabilities was substantially offset by the decline in the yield on interest-earning assets.

The allowance for loan losses decreased from December 31, 2010 to March 31, 2011 as well as the provision for loan losses which decreased for the three months ended March 31, 2011 compared to the three months ended December 31, 2010 and the three months ended March 31, 2010.  These decreases reflect the stabilizing trend in overall asset quality experienced in 2010 and into 2011, coupled with the decline in the loan portfolio over the same period.  In the first quarter of 2011, we experienced improvements in both total delinquencies and non-performing loans, continuing the trend from 2010.  The allowance for loan losses at March 31, 2011 reflects the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, the size and composition of our loan portfolio and our evaluation of the housing and real estate markets and overall economy.  Additionally, our loan coverage ratios remain strong.

As the national economy continues to modestly recover and job growth continues, we expect further improvement in credit costs, even while non-performing loans remain elevated as we work through the extended foreclosure process.  The operating environment for residential mortgage portfolio lenders remains challenging, although we are cautiously optimistic that the recent elevated interest rate level of thirty year fixed rate conforming loans, compared to the 2010 third and fourth quarter levels, together with the anticipated reduction in the expanded conforming loan limits in October 2011, will facilitate future residential loan growth.  In addition, we expect to resume multi-family and commercial real estate lending in the second half of 2011 which will augment growth in the loan portfolio and balance sheet.  For 2011, we anticipate maintaining a relatively stable net interest margin which, when coupled with lower credit costs, should mitigate the earnings impact from a smaller average balance sheet and the expected impact of significantly higher Federal Deposit Insurance Corporation, or FDIC, insurance premium expense.  We expect capital levels to continue to increase which should support loan and balance sheet growth in the second half of 2011 and next year.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” of our 2010 Annual Report on Form 10-K, as supplemented by this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section of our 2010 Annual Report on Form 10-K.

Allowance for Loan Losses

Our allowance for loan losses is established and maintained through a provision for loan losses based on our evaluation of the probable inherent losses in our loan portfolio.  We evaluate the adequacy of our allowance on a quarterly basis.  The allowance is comprised of both specific valuation allowances and general valuation allowances although the total allowance for loan losses is available for losses applicable to the entire portfolio.

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

As a result of our updated charge-off and loss analyses, we modified certain allowance coverage percentages during the 2011 first quarter to reflect our current estimates of the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances.  Based on our evaluation of the housing and real estate markets and overall economy, in particular the unemployment rate, the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs and the size and composition of our loan portfolio, we determined that an allowance for loan losses of $189.5 million was required at March 31, 2011, compared to $201.5 million at December 31, 2010, resulting in a provision for loan losses of $7.0 million for the three months ended March 31, 2011.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at the reporting dates.

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

For additional information regarding our allowance for loan losses, see “Provision for Loan Losses” and “Asset Quality” in this document and Part II, Item 7, “MD&A,” in our 2010 Annual Report on Form 10-K.

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

At March 31, 2011, our MSR had an estimated fair value of $10.1 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.95%, a weighted average constant prepayment rate on mortgages of 17.82% and a weighted average life of 4.2 years.  At December 31, 2010, our MSR had an estimated fair value of $9.2 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.96%, a weighted average constant prepayment rate on mortgages of 19.94% and a weighted average life of 3.8 years.

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

At March 31, 2011, the carrying amount of our goodwill totaled $185.2 million.  On September 30, 2010, we performed our annual goodwill impairment test and determined the estimated fair value of our reporting unit to be in excess of its carrying amount.  Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.

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

Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer.  GSE issuance mortgage-backed securities comprised 96% of our securities portfolio at March 31, 2011.  Non-GSE issuance mortgage-backed securities at March 31, 2011 comprised 2% of our securities portfolio and had an amortized cost of $48.2 million, 41% of which are classified as available-for-sale and 59% of which are classified as held-to-maturity.  Substantially all of our non-GSE issuance securities have a AAA credit rating and they have performed similarly to our GSE issuance securities.  Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices.

The fair value of our investment portfolio is primarily impacted by changes in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.  At March 31, 2011, we had 51 securities with an estimated fair value totaling $581.7 million which had an unrealized loss totaling $7.5 million.  Of the securities in an unrealized loss position at March 31, 2011, $18.7 million, with an unrealized loss of $429,000, have been in a continuous unrealized loss position for more than twelve months.  At March 31, 2011, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities.  The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity.  Principal payments on loans and securities totaled $1.43 billion for the three months ended March 31, 2011 and $1.25 billion for the three months ended March 31, 2010.  The net increase in loan and securities repayments for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, was primarily due to an increase in loan repayments.  The increase in loan repayments primarily reflects an increase in multi-family and commercial real estate mortgage loan repayments.  One-to-four family mortgage loan repayments increased somewhat compared to the 2010 first quarter and remained at elevated levels during the 2011 first quarter as interest rates on thirty year fixed rate conforming mortgages, which we do not retain for portfolio, remained at historic lows and as loans in our portfolio qualified under the expanded conforming loan limits were refinanced into fixed rate conforming mortgages.  We decided to not aggressively compete against the thirty year fixed rate conforming mortgage market in the current low interest rate environment.  However, the rise in interest rates on thirty year fixed rate mortgages at the end of the 2010 fourth quarter and throughout the 2011 first quarter led to a decrease in loan repayments in the 2011 first quarter compared to the 2010 fourth quarter.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings.  However, for the three months ended March 31, 2011 and 2010, net deposit and borrowing activity resulted in a use of funds.  Net cash provided by operating activities totaled $103.0 million for the three months ended March 31, 2011 and $112.4 million for the three months ended March 31, 2010.  Deposits decreased $123.7 million during the three months ended March 31, 2011 and decreased $127.4 million during the three months ended March 31, 2010.  The net decreases in deposits for the three months ended March 31, 2011 and 2010 were primarily due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, money market and NOW and demand deposit accounts.  During the three months ended March 31, 2011 and 2010, we continued to allow high cost certificates of deposit to run off as total assets declined.  The increases in low cost savings, money market and NOW and demand deposit accounts during the three months ended March 31, 2011 and 2010 appear to reflect customer preference for the liquidity these types of deposits provide.  However, during the 2011 first quarter we have achieved some success in extending the terms of our retained certificates of deposit.

Net borrowings decreased $291.9 million during the three months ended March 31, 2011 and decreased $115.9 million during the three months ended March 31, 2010.  The decreases in net borrowings for the three months ended March 31, 2011 and March 31, 2010 were primarily due to cash flows from mortgage loan repayments in excess of mortgage loan originations and purchases which enabled us to repay a portion of our matured borrowings.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities.  Gross mortgage loans originated and purchased for portfolio during the three months ended March 31, 2011 totaled $707.4 million, of which $495.0 million were originations and $212.4 million were purchases.  This compares to gross mortgage loans originated and purchased for portfolio during the three months ended March 31, 2010 totaling $838.9 million, of which $699.6 million were originations and $139.3 million were purchases.  All of our mortgage loan originations and purchases during 2010 and the 2011 first quarter were one-to-four family mortgage loans.  Overall, one-to-four family mortgage loan origination and purchase volume for portfolio has been negatively affected by the historic low interest rates on thirty year fixed rate conforming mortgages, which we do not retain for portfolio, and the expanded conforming loan limits.  Purchases of securities totaled $356.7 million during the three months ended March 31, 2011 and $308.7 million during the three months ended March 31, 2010.

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

We maintain liquidity levels to meet our operational needs in the normal course of our business.  The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities.  Cash and due from banks and repurchase agreements, our most liquid assets, increased $88.8 million to $207.8 million at March 31, 2011, from $119.0 million at December 31, 2010.  At March 31, 2011, we had $1.05 billion in borrowings with a weighted average rate of 3.57% maturing over the next twelve months.  We have the flexibility to either repay or rollover these borrowings as they mature.  Included in our borrowings are various obligations which, by their terms, may be called by the securities dealers and the FHLB-NY.  We believe the potential for these borrowings to be called does not present liquidity concerns as they have various call dates and coupons and we believe we can readily obtain replacement funding, albeit at higher rates.  In addition, we had $3.04 billion in certificates of deposit and Liquid CDs at March 31, 2011 with a weighted average rate of 1.46% maturing over the next twelve months.  We have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.  However, should our balance sheet continue to contract, we may continue to see a reduction in borrowings and/or deposits.

The following table details our borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates at March 31, 2011.

				Certificates of Deposit
	Borrowings			and Liquid CDs
			Weighted			Weighted
			Average			Average
(Dollars in Millions)	Amount		Rate	Amount		Rate
Contractual Maturity:
Twelve months or less	$1,049		3.57%	$3,044	(1)	1.46%
Thirteen to thirty-six months	1,450	(2)	3.72	2,425		2.42
Thirty-seven to sixty months	200	(3)	4.18	1,069		2.88
Over sixty months	1,879	(4)	4.72	-		-
Total	$4,578		4.12%	$6,538		2.05%

(1)	Includes $414.7 million of Liquid CDs with a weighted average rate of 0.25% and $2.63 billion of certificates of deposit with a weighted average rate of 1.65%.
(2)	Includes $650.0 million of borrowings, with a weighted average rate of 4.33%, which are callable by the counterparty within the next three months and at various times thereafter.
(3)	Callable by the counterparty within the next three months and at various times thereafter.
(4)	Includes $1.75 billion of borrowings, with a weighted average rate of 4.35%, which are callable by the counterparty within the next three months and at various times thereafter.

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

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of interest on its debt obligations and repurchases of common stock.  On March 1, 2011, we paid a quarterly cash dividend of $0.13 per share on shares of our common stock outstanding as of the close of business on February 15, 2011 totaling $12.4 million.  On April 20, 2011, we declared a quarterly cash dividend of $0.13 per share on shares of our common stock payable on June 1, 2011 to stockholders of record as of the close of business on May 16, 2011.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At March 31, 2011, a maximum of 8,107,300 shares may yet be purchased under this plan, however, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal.  Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation.  During the three months ended March 31, 2011, Astoria Federal paid dividends to Astoria Financial Corporation totaling $26.0 million.

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At March 31, 2011, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 8.17%, leverage capital ratio of 8.17% and total risk-based capital ratio of 15.18%.  The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%.  Astoria Federal’s Tier 1 risk-based capital ratio was 13.89% at March 31, 2011.  As of March 31, 2011, Astoria Federal continues to be a well capitalized institution for all bank regulatory purposes.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments.  Commitments to sell loans totaled $25.5 million at March 31, 2011.  The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.  We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2010.

The following table details our contractual obligations at March 31, 2011.

	Payments due by period
		Less than	One to	Three to	More than
(In Thousands)	Total	One Year	Three Years	Five Years	Five Years
On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$4,447,866	$919,000	$1,450,000	$200,000	$1,878,866
Off-balance sheet contractual obligations:
Commitments to originate and purchase loans (1)	316,214	316,214	-	-	-
Commitments to fund unused lines of credit (2)	264,751	264,751	-	-	-
Total	$5,028,831	$1,499,965	$1,450,000	$200,000	$1,878,866

(1) Commitments to originate and purchase loans include commitments to originate loans held-for-sale of $21.7 million. (2) Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions which have not changed significantly from December 31, 2010.  For further information regarding these liabilities, see Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” in our 2010 Annual Report on Form 10-K.  We also have contingent liabilities related to assets sold with recourse and standby letters of credit which have not changed significantly from December 31, 2010.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “MD&A,” in our 2010 Annual Report on Form 10-K.

Comparison of Financial Condition as of March 31, 2011 and December 31, 2010 and
Operating Results for the Three Months Ended March 31, 2011 and 2010

Financial Condition

Total assets decreased $382.1 million to $17.71 billion at March 31, 2011, from $18.09 billion at December 31, 2010.  The decrease in total assets was primarily due to a decrease in loans receivable.

Loans receivable, net, decreased $426.1 million to $13.60 billion at March 31, 2011, from $14.02 billion at December 31, 2010.  This decrease was primarily a result of repayments outpacing our mortgage loan origination and purchase volume during the three months ended March 31, 2011.

Mortgage loans decreased $426.9 million to $13.40 billion at March 31, 2011, from $13.83 billion at December 31, 2010.  This decrease was primarily due to decreases in our one-to-four family, multi-family and commercial real estate mortgage loan portfolios.  Mortgage loan repayments increased to $1.09 billion for the three months ended March 31, 2011, from $912.2 million for the three months ended March 31, 2010.  This increase was primarily due to an increase in multi-family and commercial real estate mortgage loan repayments.  Gross mortgage loans originated and purchased for portfolio during the three months ended March 31, 2011 totaled $707.4 million, of which $495.0 million were originations and $212.4 million were purchases.  This compares to gross mortgage loans originated and purchased for portfolio totaling $838.9 million during the three months ended March 31, 2010, of which $699.6 million were originations and $139.3 million were purchases.  All of our mortgage loan originations and purchases during 2010 and the 2011 first quarter were one-to-four family mortgage loans.

Our mortgage loan portfolio continues to consist primarily of one-to-four family mortgage loans.  Our one-to-four family mortgage loan portfolio decreased $207.9 million to $10.65 billion at March 31, 2011, from $10.86 billion at December 31, 2010, and represented 77.7% of our total loan portfolio at March 31, 2011.  The decrease was primarily the result of the levels of repayments which outpaced our originations and purchases during the three months ended March 31, 2011.  One-to-four family mortgage loan repayments increased somewhat during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 and remain at elevated levels.  However, the rise in interest rates on thirty year fixed rate mortgages at the end of the 2010 fourth quarter and throughout the 2011 first quarter led to a decrease in loan repayments which resulted in a significantly slower pace of decline in our one-to-four family mortgage loan portfolio in the 2011 first quarter compared to the 2010 fourth quarter.  One-to-

four family mortgage loan origination and purchase volume for portfolio has been negatively affected by the historic low interest rates for thirty year fixed rate conforming mortgages and the expanded conforming loan limits resulting in more borrowers opting for thirty year fixed rate conforming mortgages which we do not retain for portfolio.  During the three months ended March 31, 2011, the loan-to-value ratio of our one-to-four family mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 60% and the loan amount averaged approximately $727,000.

Our multi-family mortgage loan portfolio decreased $187.0 million to $2.00 billion at March 31, 2011, from $2.19 billion at December 31, 2010.  Our commercial real estate loan portfolio decreased $32.7 million to $739.0 million at March 31, 2011, from $771.7 million at December 31, 2010.  The decreases in these loan portfolios are attributable to repayments, the sale or transfer to held-for-sale of certain delinquent and non-performing loans and the absence of new multi-family and commercial real estate loan originations.  We expect to resume originations in the New York City multi-family mortgage market in the latter half of 2011.

Securities increased $42.1 million to $2.61 billion at March 31, 2011, from $2.57 billion at December 31, 2010.  This increase was primarily the result of purchases of $356.7 million, partially offset by principal payments received of $315.1 million.  At March 31, 2011, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost of $2.49 billion, a weighted average current coupon of 3.77%, a weighted average collateral coupon of 5.64% and a weighted average life of 2.7 years.  For additional information regarding our securities portfolio, see Note 2 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

Deposits decreased $123.7 million to $11.48 billion at March 31, 2011, from $11.60 billion at December 31, 2010, due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, money market and NOW and demand deposit accounts.  Certificates of deposit decreased $190.7 million since December 31, 2010 to $6.12 billion at March 31, 2011.  Liquid CDs decreased $54.1 million since December 31, 2010 to $414.7 million at March 31, 2011.  Savings accounts increased $101.2 million since December 31, 2010 to $2.77 billion at March 31, 2011.  Money market accounts increased $10.4 million since December 31, 2010 to $386.7 million at March 31, 2011.  NOW and demand deposit accounts increased $9.5 million since December 31, 2010 to $1.78 billion at March 31, 2011.  During the 2011 first quarter, we continued to allow high cost certificates of deposit to run off as total assets declined.  The increases in low cost savings, money market and NOW and demand deposit accounts during the three months ended March 31, 2011 appear to reflect customer preference for the liquidity these types of deposits provide.  However, during the 2011 first quarter we have achieved some success in extending the terms of our retained certificates of deposit.

Total borrowings, net, decreased $291.9 million to $4.58 billion at March 31, 2011, from $4.87 billion at December 31, 2010.  The decrease in total borrowings was primarily the result of cash flows from mortgage loan repayments exceeding mortgage loan originations and purchases which enabled us to repay a portion of our matured borrowings.

Stockholders’ equity increased $22.6 million to $1.26 billion at March 31, 2011, from $1.24 billion at December 31, 2010.  The increase in stockholders’ equity was due to net income of $27.4 million, the allocation of shares held by the employee stock ownership plan, or ESOP, of $2.8 million, a decrease in accumulated other comprehensive loss of $2.6 million and stock-

based compensation of $2.2 million.  These increases were partially offset by dividends declared of $12.4 million.

Results of Operations

General

Net income for the three months ended March 31, 2011 increased $14.5 million to $27.4 million, from $12.9 million for the three months ended March 31, 2010.  Diluted earnings per common share increased to $0.29 per share for the three months ended March 31, 2011, from $0.14 per share for the three months ended March 31, 2010.  Return on average assets increased to 0.61% for the three months ended March 31, 2011, from 0.26% for the three months ended March 31, 2010, due to the increase in net income, coupled with the decrease in average assets.  Return on average stockholders’ equity increased to 8.76% for the three months ended March 31, 2011, from 4.27% for the three months ended March 31, 2010.  Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, increased to 10.29% for the three months ended March 31, 2011, from 5.04% for the three months ended March 31, 2010.  The increases in the returns on average stockholders’ equity and average tangible stockholders’ equity for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, were due to the increase in net income, partially offset by the increase in average stockholders’ equity.

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

For the three months ended March 31, 2011, net interest income decreased $12.9 million to $101.5 million, from $114.4 million for the three months ended March 31, 2010, due to a decrease in interest income, partially offset by a decrease in interest expense.  Interest income for the three months ended March 31, 2011 decreased, compared to the three months ended March 31, 2010, primarily due to decreases in the average balances of mortgage loans and mortgage-backed and other securities, coupled with decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities.  Interest expense for the three months ended March 31, 2011 decreased, compared to the three months ended March 31, 2010, primarily due to decreases in the average balances and average costs of certificates of deposit and borrowings.  The net interest margin increased to 2.40% for the three months ended March 31, 2011, from 2.39% for the three months ended March 31, 2010.  The net interest rate spread increased to 2.34% for the three months ended March 31, 2011, from 2.32% for the three months ended March 31, 2010.  The slight increases in the net interest margin and net interest rate spread reflect the decline in the cost of interest-bearing liabilities which was substantially offset by the decline in the yield on interest-earning assets.  The average balance of net interest-earning assets increased $33.6 million to $584.3 million for the three months ended March 31, 2011, from $550.7 million for the three months ended March 31, 2010.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2011 and 2010.  Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown.  Average balances are derived from average daily balances.  The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended March 31,
			2011				2010
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$10,825,492		$114,676	4.24%	$12,003,619		$140,954	4.70%
Multi-family, commercial real estate and
construction	2,884,963		44,492	6.17	3,426,708		51,125	5.97
Consumer and other loans (1)	307,988		2,507	3.26	332,355		2,651	3.19
Total loans	14,018,443		161,675	4.61	15,762,682		194,730	4.94
Mortgage-backed and other securities (2)	2,533,953		22,423	3.54	3,139,875		31,347	3.99
Repurchase agreements and interest-
earning cash accounts	194,996		93	0.19	81,361		15	0.07
FHLB-NY stock	147,589		2,317	6.28	183,279		2,496	5.45
Total interest-earning assets	16,894,981		186,508	4.42	19,167,197		228,588	4.77
Goodwill	185,151				185,151
Other non-interest-earning assets	932,212				897,307
Total assets	$18,012,344				$20,249,655

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,704,261		2,687	0.40	$2,236,852		2,230	0.40
Money market	382,756		429	0.45	328,994		358	0.44
NOW and demand deposit	1,750,841		281	0.06	1,615,957		257	0.06
Liquid CDs	439,009		268	0.24	672,635		823	0.49
Total core deposits	5,276,867		3,665	0.28	4,854,438		3,668	0.30
Certificates of deposit	6,207,730		33,367	2.15	7,819,654		49,874	2.55
Total deposits	11,484,597		37,032	1.29	12,674,092		53,542	1.69
Borrowings	4,826,055		47,947	3.97	5,942,452		60,694	4.09
Total interest-bearing liabilities	16,310,652		84,979	2.08	18,616,544		114,236	2.45
Non-interest-bearing liabilities	451,839				422,655
Total liabilities	16,762,491				19,039,199
Stockholders’ equity	1,249,853				1,210,456
Total liabilities and stockholders’ equity	$18,012,344				$20,249,655

Net interest income/net interest
rate spread (3)			$101,529	2.34%			$114,352	2.32%

Net interest-earning assets/net
interest margin (4)	$584,329			2.40%	$550,653			2.39%

Ratio of interest-earning assets to
interest-bearing liabilities	1.04	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
	Increase (Decrease)
(In Thousands)	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
One-to-four family	$(13,158)	$(13,120)	$(26,278)
Multi-family, commercial real estate and construction	(8,301)	1,668	(6,633)
Consumer and other loans	(200)	56	(144)
Mortgage-backed and other securities	(5,632)	(3,292)	(8,924)
Repurchase agreements and interest-earning cash accounts	35	43	78
FHLB-NY stock	(527)	348	(179)
Total	(27,783)	(14,297)	(42,080)
Interest-bearing liabilities:
Savings	457	-	457
Money market	63	8	71
NOW and demand deposit	24	-	24
Liquid CDs	(225)	(330)	(555)
Certificates of deposit	(9,374)	(7,133)	(16,507)
Borrowings	(11,025)	(1,722)	(12,747)
Total	(20,080)	(9,177)	(29,257)
Net change in net interest income	$(7,703)	$(5,120)	$(12,823)

Interest Income

Interest income decreased $42.1 million to $186.5 million for the three months ended March 31, 2011, from $228.6 million for the three months ended March 31, 2010, due to a decrease of $2.28 billion in the average balance of interest-earning assets to $16.89 billion for the three months ended March 31, 2011, from $19.17 billion for the three months ended March 31, 2010, coupled with a decrease in the average yield on interest-earning assets to 4.42% for the three months ended March 31, 2011, from 4.77% for the three months ended March 31, 2010.  The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balances of one-to-four family mortgage loans, mortgage-backed and other securities and multi-family, commercial real estate and construction loans.  The decrease in the average yield on interest-earning assets was primarily due to decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities, partially offset by an increase in the average yield on multi-family, commercial real estate and construction loans.

Interest income on one-to-four family mortgage loans decreased $26.3 million to $114.7 million for the three months ended March 31, 2011, from $141.0 million for the three months ended

March 31, 2010, due to the combined effect of a decrease of $1.18 billion in the average balance of such loans and a decrease in the average yield to 4.24% for the three months ended March 31, 2011, from 4.70% for the three months ended March 31, 2010.  The decrease in the average balance of one-to-four family mortgage loans was primarily due to the levels of prepayments over the past year which have outpaced the levels of originations and purchases.  The decrease in the average yield was primarily due to new originations at lower interest rates than the rates on loans repaid over the past year and the impact of the downward repricing of our ARM loans.  The lower interest rates and decrease in the average balance are attributable to the U.S. government subsidizing the residential mortgage market with programs designed to keep the interest rate for thirty year fixed rate conforming mortgage loans at historic low levels, coupled with expanded conforming loan limits.  Net premium amortization on one-to-four family mortgage loans decreased $957,000 to $6.9 million for the three months ended March 31, 2011, from $7.8 million for the three months ended March 31, 2010.  The decrease in net premium amortization reflects the lower average balance of one-to-four family mortgage loans, partially offset by an increase in prepayments during the three months ended March 31, 2011, compared to the three months ended March 31, 2010.  However, prepayment levels declined in the 2011 first quarter compared to the 2010 fourth quarter.

Interest income on multi-family, commercial real estate and construction loans decreased $6.6 million to $44.5 million for the three months ended March 31, 2011, from $51.1 million for the three months ended March 31, 2010, due to a decrease of $541.7 million in the average balance of such loans, partially offset by an increase in the average yield to 6.17% for the three months ended March 31, 2011, from 5.97% for the three months ended March 31, 2010.  The decrease in the average balance of multi-family, commercial real estate and construction loans is attributable to repayments, the sale or transfer to held-for-sale of certain delinquent and non-performing loans and the absence of new multi-family, commercial real estate and construction loan originations.  The increase in the average yield on multi-family, commercial real estate and construction loans is primarily due to an increase in prepayment penalties and also reflects a decrease in non-performing loans for the 2011 first quarter compared to the 2010 first quarter, due primarily to the sale of certain delinquent and non-performing loans over the past year.  Prepayment penalties increased $1.1 million to $1.7 million for the three months ended March 31, 2011, from $568,000 for the three months ended March 31, 2010.

Interest income on mortgage-backed and other securities decreased $8.9 million to $22.4 million for the three months ended March 31, 2011, from $31.3 million for the three months ended March 31, 2010, due to a decrease of $605.9 million in the average balance of the portfolio, coupled with a decrease in the average yield to 3.54% for the three months ended March 31, 2011, from 3.99% for the three months ended March 31, 2010.  The decrease in the average balance of mortgage-backed and other securities was the result of repayments exceeding securities purchased over the past year.  The decrease in the average yield was primarily due to repayments on higher yielding securities and purchases of new securities with lower coupons, in the prevailing lower interest rate environment, than the weighted average coupon for the portfolio.

Interest Expense

Interest expense decreased $29.2 million to $85.0 million for the three months ended March 31, 2011, from $114.2 million for the three months ended March 31, 2010, due to a decrease of $2.31 billion in the average balance of interest-bearing liabilities to $16.31 billion for the three months ended March 31, 2011, from $18.62 billion for the three months ended March 31, 2010, coupled with a decrease in the average cost of interest-bearing liabilities to 2.08% for the three months ended March 31, 2011, from 2.45% for the three months ended March 31, 2010.  The decreases in the average balance and average cost of interest-bearing liabilities was primarily due to decreases in the average balances and average costs of certificates of deposit and borrowings.

Interest expense on total deposits decreased $16.5 million to $37.0 million for the three months ended March 31, 2011, from $53.5 million for the three months ended March 31, 2010, due to a decrease of $1.19 billion in the average balance of total deposits to $11.48 billion for the three months ended March 31, 2011, from $12.67 billion for the three months ended March 31, 2010, coupled with a decrease in the average cost to 1.29% for the three months ended March 31, 2011, from 1.69% for the three months ended March 31, 2010.  The decrease in the average balance of total deposits was due to decreases in the average balances of certificates of deposit and Liquid CDs, partially offset by increases in the average balances of savings, NOW and demand deposit and money market accounts.  The decrease in the average cost of total deposits was primarily due to the impact of the decline in interest rates over the past year on our certificates of deposit and Liquid CDs which matured and were replaced at lower interest rates.

Interest expense on certificates of deposit decreased $16.5 million to $33.4 million for the three months ended March 31, 2011, from $49.9 million for the three months ended March 31, 2010, due to a decrease of $1.61 billion in the average balance, coupled with a decrease in the average cost to 2.15% for the three months ended March 31, 2011, from 2.55% for the three months ended March 31, 2010.  The decrease in the average balance of certificates of deposit was primarily the result of our reduced focus on certificates of deposit.  Throughout most of 2010 and into the 2011 first quarter, we continued to allow high cost certificates of deposit to run off as total assets declined.  The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates.  During the three months ended March 31, 2011, $1.06 billion of certificates of deposit, with a weighted average rate of 1.53% and a weighted average maturity at inception of fourteen months, matured and $840.7 million of certificates of deposit were issued or repriced, with a weighted average rate of 1.14% and a weighted average maturity at inception of twenty-three months reflecting our success in extending the terms of our retained certificates of deposit.

Interest expense on borrowings decreased $12.8 million to $47.9 million for the three months ended March 31, 2011, from $60.7 million for the three months ended March 31, 2010, due to a decrease of $1.12 billion in the average balance, coupled with a decrease in the average cost to 3.97% for the three months ended March 31, 2011, from 4.09% for the three months ended March 31, 2010.  The decrease in the average balance of borrowings was the result of cash flows from mortgage loan and securities repayments exceeding mortgage loan originations and purchases, securities purchases and deposit outflows which enabled us to repay a portion of our matured borrowings.  The decrease in the average cost of borrowings reflects the repayment of higher cost borrowings as they matured and the downward repricing of borrowings which matured and were refinanced over the past year.

Provision for Loan Losses

We review our allowance for loan losses on a quarterly basis.  Material factors considered during our quarterly review are our loss experience, the composition and direction of loan delinquencies, the size and composition of our loan portfolio and the impact of current economic conditions.  We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  As a geographically diversified residential lender, we have been affected by negative consequences arising from the economic recession that continued throughout most of 2009 and, in particular, a sharp downturn in the housing industry nationally, as well as economic and housing industry weaknesses in the New York metropolitan area.  We are particularly vulnerable to a job loss recession.  The national economy continued to modestly recover and job growth continued during the 2011 first quarter.  However, softness in the housing and real estate markets persist and unemployment levels remain elevated.

The allowance for loan losses was $189.5 million at March 31, 2011 and $201.5 million at December 31, 2010.  The allowance for loan losses reflects the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, the size and composition of our loan portfolio and our evaluation of the housing and real estate markets and overall economy, particularly the unemployment rate.  The provision for loan losses decreased $38.0 million to $7.0 million for the three months ended March 31, 2011, from $45.0 million for the three months ended March 31, 2010.  The decreases in the allowance for loan losses and the provision for loan losses reflect the stabilizing trend in overall asset quality we experienced in 2010 which has continued into the 2011 first quarter, coupled with the decline in the loan portfolio over the same period.  The allowance for loan losses as a percentage of total loans was 1.37% at March 31, 2011 and 1.42% at December 31, 2010.  The allowance for loan losses as a percentage of non-performing loans was 50.70% at March 31, 2011 and 51.57% at December 31, 2010.  Non-performing loans decreased $16.9 million to $373.8 million at March 31, 2011, from $390.7 million at December 31, 2010.  The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages we apply to our non-performing loans are higher than the allowance coverage percentages applied to our performing loans.

When analyzing our asset quality trends, consideration is given to the accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio.  Included in our non-performing loans are one-to-four family mortgage loans which are 180 days or more past due.  We update our collateral values on one-to-four family mortgage loans which are 180 days past due and annually thereafter.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its fair value less estimated selling costs.  Therefore certain losses inherent in our non-performing one-to-four family mortgage loans are being recognized at 180 days of delinquency and annually thereafter and accordingly are charged off.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  In effect, these loans have been written down to their fair value less estimated selling costs and the inherent loss has been recognized.  Therefore, when reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs is considered.  At March 31, 2011, non-performing loans included one-to-four family mortgage loans which were 180 days or more past due totaling $257.1 million, net of $67.7 million in charge-offs related to such loans, which had a related allowance for loan losses totaling $6.9 million.  Excluding these one-to-four family mortgage loans which were 180 days or more past due at March 31, 2011 and their related allowance, our ratio of the allowance for loan losses to non-performing loans would be approximately 156%, which is a non-GAAP financial measure, compared to the ratio of allowance for loan losses to non-performing loans of approximately 51%, as noted above.

We use ratio analyses as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses.  The adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio.  We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time.  Our 2011 first quarter analysis of loss severity on one-to-four family mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO) to the loan’s original principal balance during the twelve months ended December 31, 2010, indicated an average loss severity of approximately 26%, which remained unchanged from our analysis of loss severity in the fourth quarter of 2010.  Our analysis in the 2011 first quarter primarily reviewed one-to-four family REO sales which occurred during the twelve months ended December 31, 2010 and included both full documentation and reduced documentation loans in a variety of states with varying years of origination.  Our 2011 first quarter analysis of charge-offs on multi-family, commercial real estate and construction loans, primarily related to loan sales, during the twelve months ended December 31, 2010, indicated an average loss severity of approximately 30%.  This compares to an average loss severity of approximately 35% in our 2010 fourth quarter analysis.  We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses.  However, the uniqueness of each multi-family, commercial real estate and construction loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses.  We also obtain updated estimates of collateral value on our non-performing multi-family, commercial real estate and construction loans with balances of $1.0 million or greater.  We believe that using the loss experience of the past year (twelve months prior to the quarterly analysis) is reflective of the current economic and real estate environment.  The ratio of the allowance for loan losses to non-performing loans was approximately 51% at March 31, 2011, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses.

Net loan charge-offs totaled $19.0 million, or fifty-four basis points of average loans outstanding, annualized, for the three months ended March 31, 2011, compared to $28.3 million, or seventy-two basis points of average loans outstanding, annualized, for the three months ended March 31, 2010.  The decrease in net charge-offs for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, was primarily attributable to a decrease in multi-family and commercial real estate loan charge-offs.  Our non-performing loans, which are comprised primarily of mortgage loans, decreased $16.9 million to $373.8 million, or 2.71% of total loans, at March 31, 2011, from $390.7 million, or 2.75% of total loans, at December 31, 2010.  The decrease was primarily due to a decrease of $9.3 million in non-performing one-to-four family mortgage loans and a decrease of $7.2 million in non-performing multi-family and commercial real estate loans.  We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  If the sale and reclassification to held-for-sale of certain delinquent and non-performing loans, primarily multi-family mortgage loans, during the three months ended March 31, 2011 had not occurred, our non-performing loans would have been $9.0 million higher, which amount is gross of $3.0 million in net charge-offs and lower of cost or market write-downs taken on such loans.

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

During the 2011 first quarter, total delinquencies decreased primarily due to a decrease in non-performing loans and early stage delinquencies, continuing the trend from 2010.  Net loan charge-offs decreased slightly for the 2011 first quarter compared to the 2010 fourth quarter.  The national unemployment rate decreased to 8.8% for March 2011 and there were modest job gains for the quarter totaling 478,000 at the time of our analysis.  We continued to update our charge-off and loss analysis during the 2011 first quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased compared to December 31, 2010 and totaled $189.5 million at March 31, 2011 which resulted in a provision for loan losses of $7.0 million for the 2011 first quarter.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, delinquencies, charge-off experience, non-accrual and non-performing loans and the current economic environment.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at March 31, 2011 and December 31, 2010.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality” and Note 4 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

Non-Interest Income

Non-interest income decreased $649,000 to $18.0 million for the three months ended March 31, 2011, from $18.7 million for the three months ended March 31, 2010.  This decrease was primarily due to a decrease in customer service fees, partially offset by an increase in mortgage banking income, net.

Customer service fees decreased $1.6 million to $11.7 million for the three months ended March 31, 2011, from $13.3 million for the three months ended March 31, 2010.  This decrease was primarily due to decreases in overdraft fees related to transaction accounts and commissions on sales of annuities.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, increased $876,000 to $2.4 million for the three months ended March 31, 2011, from $1.6 million for the three months ended March 31, 2010, primarily due to an increase in net gain on sales of loans and an increase in the recovery recorded in the valuation allowance for the impairment of MSR.  The increase in net gain on sales of loans reflects an increase in the volume of loans sold and more favorable pricing opportunities during the three months ended March 31, 2011, compared to the three months ended March 31, 2010.  We generally sell our fifteen and thirty year conforming fixed rate one-to-four family mortgage loan production.  The expanded conforming loans limits and historic low interest rates on thirty year conforming mortgages has resulted in increased consumer demand for these fixed rate products resulting in higher levels of loans sold.  The increase in the recovery recorded in the valuation allowance for the impairment of MSR for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, primarily reflects a greater reduction in the projected loan prepayment speeds from December 31, 2010 to March 31, 2011, than from December 31, 2009 to March 31, 2010.

Non-Interest Expense

Non-interest expense increased $1.4 million to $69.6 million for the three months ended March 31, 2011 primarily due to increases in compensation and benefits expense and other non-interest expense, partially offset by a decrease in FDIC insurance premium expense.  Our percentage of general and administrative expense to average assets, annualized, increased to 1.55% for the three months ended March 31, 2011, from 1.35% for the three months ended March 31, 2010, primarily due to the decrease in average assets.

Compensation and benefits expense increased $1.2 million to $36.5 million for the three months ended March 31, 2011, from $35.3 million for the three months ended March 31, 2010, primarily due to increases in net periodic cost of pension and other postretirement benefits, stock-based compensation costs, salaries and officer incentive accruals, partially offset by a decrease in ESOP related expense.  Other non-interest expense increased $1.2 million to $9.3 million for the three months ended March 31, 2011, from $8.1 million for the three months ended March 31, 2010, primarily due to an increase in REO related expense to $3.1 million for the three months ended March 31, 2011, compared to $1.8 million for the three months ended March 31, 2010.

FDIC insurance premium expense decreased $1.1 million to $5.5 million for the three months ended March 31, 2011, from $6.6 million for the three months ended March 31, 2010, primarily due to a decrease in our deposit assessment base.  On February 7, 2011, the FDIC adopted a final rule that redefines the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, rather than on deposit bases, as required by the Reform Act, and revises the risk-based assessment system for all large insured depository institutions which will result in significantly higher FDIC insurance premium expense in the 2011 second quarter.  For further discussion of the changes in FDIC insurance premiums, see “Federally Chartered Savings Association Regulation – Insurance of Deposit Accounts,” in Part I, Item 1, of our 2010 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors.”

Income Tax Expense

For the three months ended March 31, 2011, income tax expense totaled $15.6 million, representing an effective tax rate of 36.2%, compared to $6.9 million for the three months ended March 31, 2010, representing an effective tax rate of 34.7%.  The increase in the effective tax rate for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, reflects a significant increase in pre-tax book income without any significant change in net favorable permanent differences.

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

The composition of our loan portfolio, by property type, has remained relatively consistent over the last several years.  At March 31, 2011 our loan portfolio was comprised of 78% one-to-four family mortgage loans, 15% multi-family mortgage loans, 5% commercial real estate loans and 2% other loan categories.  This compares to 77% one-to-four family mortgage loans, 16% multi-family mortgage loans, 5% commercial real estate loans and 2% other loan categories at December 31, 2010.  At March 31, 2011 and December 31, 2010, full documentation loans comprised 84% of our one-to-four family mortgage loan portfolio and 87% of our total mortgage loan portfolio.

The following table provides further details on the composition of our one-to-four family mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At March 31, 2011		At December 31, 2010
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
One-to-four family:
Full documentation interest-only (1)	$3,550,148	33.34%	$3,811,762	35.12%
Full documentation amortizing	5,380,276	50.54	5,272,171	48.57
Reduced documentation interest-only (1)(2)	1,283,139	12.05	1,331,294	12.26
Reduced documentation amortizing (2)	433,561	4.07	439,834	4.05
Total one-to-four family	$10,647,124	100.00%	$10,855,061	100.00%

(1)
Interest-only loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  Includes interest-only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaling $2.80 billion at March 31, 2011 and $2.91 billion at December 31, 2010.

(2)	Includes SISA loans totaling $265.7 million at March 31, 2011 and $272.7 million at December 31, 2010.

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

Although FICO scores are considered as part of our underwriting process, they have not always been recorded on our mortgage loan system and are not available for all of the one-to-four family mortgage loans on our mortgage loan system.  However, substantially all of our one-to-four family mortgage loans originated since March 2005 have credit scores available on our mortgage loan system.  At March 31, 2011, one-to-four family mortgage loans which had FICO scores available on our mortgage loan system totaled $9.24 billion, or 87% of our total one-to-four family mortgage loan portfolio, of which $464.4 million, or 5%, had FICO scores of 660 or below at the date of origination.  At December 31, 2010, one-to-four family mortgage loans which had FICO scores available on our mortgage loan system totaled $9.39 billion, or 86% of our total one-to-four family mortgage loan portfolio, of which $473.3 million, or 5%, had FICO scores of 660 or below at the date of origination.  Of our one-to-four family mortgage loans to borrowers with known FICO scores of 660 or below, 73% are interest-only hybrid ARM loans, 26% are amortizing hybrid ARM loans and 1% are amortizing fixed rate loans at March 31, 2011 and at December 31, 2010.  In addition, 67% of our loans to borrowers with known FICO scores of 660 or below were full documentation loans and 33% were reduced documentation loans at March 31, 2011 and at December 31, 2010. We believe the aforementioned loans, when originated, were amply collateralized and otherwise conformed to our prime lending standards and do not present a greater risk of loss or other asset quality risk relative to comparable loans in our portfolio to other borrowers with higher credit scores.  We do not have FICO scores recorded on our mortgage loan system for 13% of our one-to-four family mortgage loans at March 31, 2011 and 14% of our one-to-four family mortgage loans at December 31, 2010.  Of our one-to-four family mortgage loans without a FICO score available on our mortgage loan system at March 31, 2011, 67% are amortizing hybrid ARM loans, 26% are interest-only hybrid ARM loans and 7% are amortizing fixed rate loans, and at December 31, 2010, 66% are amortizing hybrid ARM loans, 26% are interest-only hybrid ARM loans and 8% are amortizing fixed rate loans.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At March 31, 2011	At December 31, 2010
Non-accrual delinquent mortgage loans	$368,117	$384,291
Non-accrual delinquent consumer and other loans	5,084	5,574
Mortgage loans delinquent 90 days or more and
still accruing interest (1)	553	845
Total non-performing loans (2)	373,754	390,710
REO, net (3)	61,419	63,782
Total non-performing assets	$435,173	$454,492
Non-performing loans to total loans	2.71%	2.75%
Non-performing loans to total assets	2.11	2.16
Non-performing assets to total assets	2.46	2.51
Allowance for loan losses to non-performing loans	50.70	51.57
Allowance for loan losses to total loans	1.37	1.42

(1)	Mortgage loans delinquent 90 days or more and still accruing interest consist primarily of loans delinquent 90 days or more as to their maturity date but not their interest due.
(2)
Non-performing loans exclude loans which have been restructured and are accruing and performing in accordance with the restructured terms for a satisfactory period of time, generally six months.  Restructured accruing loans totaled $69.7 million at March 31, 2011 and $49.2 million at December 31, 2010.  Restructured loans included in non-performing loans totaled $35.3 million at March 31, 2011 and $47.5 million at December 31, 2010.

(3)	REO, all of which are one-to-four family properties, is net of allowance for losses totaling $1.8 million at March 31, 2011 and $1.5 million at December 31, 2010.

Total non-performing assets decreased $19.3 million to $435.2 million at March 31, 2011, from $454.5 million at December 31, 2010.  This decrease was primarily due to a decrease in non-performing loans, the most significant component of non-performing assets, which decreased $16.9 million to $373.8 million at March 31, 2011, from $390.7 million at December 31, 2010.  The decrease in non-performing loans was primarily due to a decrease of $9.3 million in non-performing one-to-four family mortgage loans and a decrease of $7.2 million in non-performing multi-family and commercial real estate loans.  Non-performing one-to-four family mortgage loans reflect a greater concentration in non-performing reduced documentation loans.  Reduced documentation loans represent only 16% of the one-to-four family mortgage loan portfolio, yet represent 55% of non-performing one-to-four family mortgage loans at March 31, 2011.  The ratio of non-performing loans to total loans decreased to 2.71% at March 31, 2011, from 2.75% at December 31, 2010.  The ratio of non-performing assets to total assets decreased to 2.46% at March 31, 2011, from 2.51% at December 31, 2010.

We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  During the three months ended March 31, 2011, we sold $6.6 million, net of charge-offs of $2.3 million, of delinquent and non-performing mortgage loans, primarily multi-family and one-to-four family mortgage loans.  In addition, included in loans held-for-sale, net, are delinquent and non-performing loans, primarily multi-family and commercial real estate loans, totaling $9.8 million, net of charge-offs of $5.9 million and a $662,000 lower of cost or market valuation allowance, at March 31, 2011 and $10.9 million, net of charge-offs of $5.2 million and a $169,000 lower of cost or market valuation allowance, at December 31, 2010.  Such loans are excluded from non-performing loans, non-performing assets and related ratios.  Assuming we did not sell or reclassify to held-for-sale any delinquent and non-performing loans during the 2011 first quarter, at March 31, 2011 our non-performing loans and non-performing assets would have been $9.0 million higher and our allowance for loan losses would have been $3.0 million higher.  Additionally, the ratio of non-performing loans to total loans would have been 7 basis points higher, the ratio of non-performing assets to total assets would have been 5 basis points higher and the ratio of the allowance for loan losses to non-performing loans would have been 42 basis points lower.

The following table provides further details on the composition of our non-performing one-to-four family mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At March 31, 2011		At December 31, 2010
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Non-performing one-to-four family:
Full documentation interest-only	$110,944	33.31%	$105,982	30.96%
Full documentation amortizing	38,930	11.69	45,720	13.36
Reduced documentation interest-only	149,876	45.01	157,464	46.00
Reduced documentation amortizing	33,279	9.99	33,149	9.68
Total non-performing one-to-four family	$333,029	100.00%	$342,315	100.00%

The following table provides details on the geographic composition of both our total and non-performing one-to-four family mortgage loans as of March 31, 2011.

	One-to-Four Family Mortgage Loans
	At March 31, 2011
				Percent of	Non-Performing
			Total	Total	Loans
		Percent of	Non-Performing	Non-Performing	as Percent of
(Dollars in Millions)	Total Loans	Total Loans	Loans	Loans	State Totals
State:
New York	$3,004.2	28.2%	$42.3	12.7%	1.41%
Illinois	1,325.4	12.4	48.7	14.6	3.67
Connecticut	954.3	9.0	33.1	9.9	3.47
California	803.3	7.5	38.0	11.4	4.73
New Jersey	794.7	7.5	51.8	15.6	6.52
Massachusetts	736.4	6.9	8.4	2.5	1.14
Virginia	665.7	6.3	19.0	5.7	2.85
Maryland	645.5	6.1	46.2	13.9	7.16
Washington	311.7	2.9	1.1	0.3	0.35
Florida	219.0	2.1	23.3	7.0	10.64
All other states (1)	1,186.9	11.1	21.1	6.4	1.78
Total	$10,647.1	100.0%	$333.0	100.0%	3.13%

(1)	Includes 27 states and Washington, D.C.

At March 31, 2011, the geographic composition of our multi-family and commercial real estate mortgage loan portfolio was 93% in the New York metropolitan area, 3% in Florida, 2% in Pennsylvania and 2% in various other states and the geographic composition of non-performing multi-family and commercial real estate mortgage loans was 73% in the New York metropolitan area, 17% in Florida and 10% in Illinois.

We discontinue accruing interest on loans when they become 90 days delinquent as to their payment due date.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.  If all non-accrual loans at March 31, 2011 and 2010 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $5.4 million for the three months ended March 31, 2011 and $6.4 million for the three months ended March 31, 2010.  This compares to actual payments recorded as interest income, with respect to such loans, of $1.1 million for the three months ended March 31, 2011 and $1.3 million for the three months ended March 31, 2010.

We may agree to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.  Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms generally for a period of six months.  Loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $35.3 million at March 31, 2011 and $47.5 million at December 31, 2010.  Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to accrual status.

Restructured accruing loans totaled $69.7 million at March 31, 2011 and $49.2 million at December 31, 2010.

In addition to non-performing loans, we had $203.1 million of potential problem loans at March 31, 2011, compared to $170.5 million at December 31, 2010.  Such loans include loans which are 60-89 days delinquent as shown in the following table and certain other internally classified loans.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
	Number		Number		Number
	of		of		of
(Dollars in Thousands)	Loans	Amount	Loans	Amount	Loans	Amount
At March 31, 2011:
Mortgage loans:
One-to-four family	347	$110,473	133	$48,109	1,032	$333,029
Multi-family	35	34,506	15	11,479	28	25,540
Commercial real estate	11	7,628	3	855	3	4,004
Construction	-	-	-	-	3	6,097
Consumer and other loans	66	2,468	27	1,719	60	5,084
Total delinquent loans	459	$155,075	178	$62,162	1,126	$373,754
Delinquent loans to total loans		1.12%		0.45%		2.71%

At December 31, 2010:
Mortgage loans:
One-to-four family	396	$125,103	135	$47,862	1,040	$342,315
Multi-family	40	33,627	7	6,056	30	30,195
Commercial real estate	8	2,925	-	-	3	6,529
Construction	-	-	-	-	3	6,097
Consumer and other loans	100	4,155	22	421	58	5,574
Total delinquent loans	544	$165,810	164	$54,339	1,134	$390,710
Delinquent loans to total loans		1.17%		0.38%		2.75%

Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

For the Three Months Ended March 31, 2011
(In Thousands)
Balance at January 1, 2011	$201,499
Provision charged to operations	7,000
Charge-offs:
One-to-four family	(17,711)
Multi-family	(2,944)
Consumer and other loans	(755)
Total charge-offs	(21,410)
Recoveries:
One-to-four family	2,365
Multi-family	6
Consumer and other loans	26
Total recoveries	2,397
Net charge-offs (1)	(19,013)
Balance at March 31, 2011	$189,486

(1)
Includes $9.6 million of net charge-offs related to one-to-four family reduced documentation mortgage loans and $3.0 million of net charge-offs related to certain delinquent and non-performing loans transferred to held-for-sale.

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2011 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The Gap Table includes $2.60 billion of callable borrowings classified according to their maturity dates, primarily in the more than one year to three years and more than five years categories, which are callable within one year and at various times thereafter.  In addition, the Gap Table includes callable securities with an amortized cost of $52.9 million classified according to their maturity dates, in the more than five years category, which are callable within one year and at various times thereafter.  The classification of callable borrowings and securities according to their maturity dates is based on our experience with, and expectations of, these types of instruments and the current interest rate environment.  As indicated in the Gap Table, our one-year cumulative gap at March 31, 2011 was positive 4.92% compared to positive 5.18% at December 31, 2010.

	At March 31, 2011
		More than	More than
		One Year	Three Years
	One Year	to	to	More than
(Dollars in Thousands)	or Less	Three Years	Five Years	Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$4,341,903	$4,123,013	$3,362,797	$1,222,071	$13,049,784
Consumer and other loans (1)	292,704	3,439	21	101	296,265
Repurchase agreements and interest-earning cash accounts	172,241	-	-	-	172,241
Securities available-for-sale	154,051	177,453	103,591	32,375	467,470
Securities held-to-maturity	643,808	643,321	420,222	389,692	2,097,043
FHLB-NY stock	-	-	-	136,613	136,613
Total interest-earning assets	5,604,707	4,947,226	3,886,631	1,780,852	16,219,416
Net unamortized purchase premiums and deferred costs (2)	34,211	31,310	24,399	10,652	100,572
Net interest-earning assets (3)	5,638,918	4,978,536	3,911,030	1,791,504	16,319,988
Interest-bearing liabilities:
Savings	319,478	543,918	543,918	1,358,743	2,766,057
Money market	202,217	79,218	79,218	26,017	386,670
NOW and demand deposit	153,730	307,462	307,462	1,015,664	1,784,318
Liquid CDs	414,652	-	-	-	414,652
Certificates of deposit	2,629,857	2,424,958	1,068,827	-	6,123,642
Borrowings, net	1,048,628	1,449,802	200,000	1,878,866	4,577,296
Total interest-bearing liabilities	4,768,562	4,805,358	2,199,425	4,279,290	16,052,635
Interest sensitivity gap	870,356	173,178	1,711,605	(2,487,786)	$267,353
Cumulative interest sensitivity gap	$870,356	$1,043,534	$2,755,139	$267,353

Cumulative interest sensitivity gap as a percentage of total assets	4.92%	5.89%	15.56%	1.51%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	118.25%	110.90%	123.40%	101.67%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.
(2)	Net unamortized purchase premiums and deferred costs are prorated.
(3)	Includes securities available-for-sale at amortized cost.

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

We perform analyses of interest rate increases and decreases of up to 300 basis points although changes in interest rates of 200 basis points is a more common and reasonable scenario for analytical purposes.  Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning April 1, 2011 would increase by approximately 3.82% from the base projection.  At December 31, 2010, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2011 would have increased by approximately 5.04% from the base projection.  The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%.  However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning April 1, 2011 would decrease by approximately 3.49% from the base projection.  At December 31, 2010, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2011 would have decreased by approximately 5.24% from the base projection.  The down 100 basis point scenarios include some limitations as well since certain indices, yields and costs are already below 1.00%.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, although our net interest income sensitivity analyses may provide an indication of our interest rate risk exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from bank owned life insurance and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning April 1, 2011 would increase by approximately $4.9 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning April 1, 2011 would decrease by approximately $3.2 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and net interest income sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2010 Annual Report on Form 10-K.

ITEM 4.   Controls and Procedures

George L. Engelke, Jr., our Chairman and Chief Executive Officer, and Frank E. Fusco, our Executive Vice President, Treasurer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2011.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

City of New York Notice of Determination
By “Notice of Determination” dated September 14, 2010, the City of New York has notified us of an alleged tax deficiency in the amount of $5.2 million, including interest and penalties, related to our 2006 tax year.  The deficiency relates to our operation of two subsidiaries of Astoria Federal, Fidata and AF Mortgage.  Fidata is a passive investment company which maintains offices in Connecticut.  AF Mortgage is an operating subsidiary through which, prior to 2011, Astoria Federal engaged in lending activities outside the State of New York.  We disagree with the assertion of the tax deficiency and we filed a Petition for Hearing with the City of New York on December 6, 2010 to oppose the Notice of Determination.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at March 31, 2011 with respect to this matter.

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

Automated Transactions LLC Litigation
On November 20, 2009, an action entitled Automated Transactions LLC v. Astoria Financial Corporation and Astoria Federal Savings and Loan Association was commenced in the Southern District Court against us by Automated Transactions LLC, alleging patent infringement involving integrated banking and transaction machines, including automated teller machines, that we utilize.  We were served with the summons and complaint in such action on March 2, 2010.  The plaintiff also filed a similar suit on the same day against another financial institution and its holding company.  The plaintiff seeks unspecified monetary damages and an injunction preventing us from continuing to utilize the allegedly infringing machines.  We are vigorously defending this lawsuit, and filed an answer and counterclaims to the plaintiff’s complaint on March 23, 2010, to which the plaintiff filed a reply on April 12, 2010.

On May 18, 2010 the plaintiff filed an amended complaint at the direction of the Southern District Court, containing substantially the same allegations as the original complaint. On May 27, 2010, we moved to dismiss the amended complaint.  On March 10, 2011, the Southern District Court entered an order on the record that dismissed all claims against Astoria Financial Corporation but denied the motion to dismiss the claims against Astoria Federal for alleged direct patent infringement.  The order also dismissed in part the claims against Astoria Federal for alleged inducement of our customers to violate plaintiff’s patents and for Astoria Federal’s allegedly willful violation of the plaintiff’s patents, allowing claims to continue only for alleged inducement and willful infringement after our receiving notice of the pending suit from plaintiff’s counsel.  Based on the Southern District Court’s ruling, on March 31, 2011, we answered the amended complaint substantially denying the allegations of the amended complaint.

We have tendered requests for indemnification from the manufacturer and from the transaction processor utilized with respect to the integrated banking and transaction machines.

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

ITEM 1A.   Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2010 Annual Report on Form 10-K.  There are no other material changes in risk factors relevant to our operations since December 31, 2010 except as discussed below.

The FDIC restoration plan and related rulemaking may have a further material impact on our results of operations.

In light of the failures of a significant number of banks and thrifts over the past several years, which has resulted in substantial losses to the Deposit Insurance Fund, or DIF, in July 2010, the

Reform Act increased the minimum designated reserve ratio for the DIF from 1.15% to 1.35% of insured deposits, which must be reached by September 30, 2020, and provides that in setting the assessments necessary to meet the new requirement, the FDIC shall offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion in assets, such as Astoria Federal. In October 2010, the FDIC adopted a new restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act. The FDIC pursued further rulemaking in 2011 regarding the method that will be used to reach the reserve ratio of 1.35% so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets.

On February 7, 2011, the FDIC adopted a final rule that redefines the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, rather than on deposit bases, as required by the Reform Act, and revises the risk-based assessment system for all large insured depository institutions by introducing a scoring system.  This system involves the FDIC establishing a score for each such institution which then translates into an assessment rate.  The adoption of this final rule is expected to result in higher FDIC deposit insurance assessments effective April 1, 2011, which would increase non-interest expense and have a material impact on our results of operations.

The final rule allows the FDIC to make limited adjustments to the score used to calculate an institution’s assessment rate and provides that the FDIC will not make any adjustments until new guidelines have been published for comment and approved by the FDIC. On April 12, 2011, the FDIC Board of Directors authorized publication of proposed guidelines describing the process that the FDIC would follow to determine whether to make an adjustment to the score used to calculate the assessment rate for a large or highly complex institution, the size of any such adjustment, and the procedure the FDIC would follow to notify an institution of an adjustment. Pursuant to the proposed guidelines, the FDIC can make a limited adjustment, either upward or downward, to an institution’s total score based upon risks or risk mitigating factors that are not adequately captured in the institution’s scorecard.  In addition, an institution can make written request to the FDIC for such an adjustment.  In either case, the FDIC would consult with an institution’s primary federal regulator and appropriate state banking supervisor before making any decision to adjust an institution’s total score.   Any adjustment to an institution’s score must be approved by the FDIC and there is no assurance that a request for an adjustment will result in a downward adjustment.

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

As a result of the financial crisis which occurred in the banking and financial markets commencing in the second half of 2007, the overall bank regulatory climate is now marked by caution, conservatism and a renewed focus on compliance and risk management.  There are many provisions of the Reform Act which are to be implemented through regulations to be adopted by the federal bank regulatory agencies within specified time frames following the effective date of the Reform Act, which creates a risk of uncertainty as to the effect that such provisions will ultimately have. Although it is not possible for us to determine at this time whether the Reform Act will have a material effect on our business, financial condition or results of operations, we believe the following provisions of the Reform Act will have an impact on us:

•
The elimination of our primary federal regulator, the OTS, and the assumption by the OCC of regulatory authority over all federal savings associations, such as Astoria Federal, and the acquisition by the Board of Governors of the Federal Reserve System, or FRB, of regulatory authority over all savings and loan holding companies, such as Astoria Financial Corporation, as well as all subsidiaries of savings and loan holding companies other than depository institutions.  Although the laws and regulations currently applicable to us generally will not change by virtue of the elimination of the OTS (except to the extent such laws have been modified by the Reform Act), the application of these laws and regulations may vary as administered by the OCC and the FRB.

•
The creation of the Bureau of Consumer Financial Protection, or CFPB, which will have the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations and, with respect to institutions of our size, will have exclusive examination and enforcement authority with respect to such laws and regulations. As a new independent bureau within the FRB, it is possible that the CFPB will focus more attention on consumers and may impose requirements more severe than the previous bank regulatory agencies, which at a minimum, could increase our operating and compliance costs.

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

The Reform Act also includes provisions that create minimum standards for the origination of mortgage loans. Pursuant to the Reform Act, on April 19, 2011, the FRB requested public comment on a proposed rule under Regulation Z that would impose extensive regulations governing an institution’s obligation to evaluate a borrower’s ability to repay a mortgage loan.  The rule would apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages or temporary loans).  Consistent with the Reform Act, the proposal provides four options for complying with the ability-to-repay requirement.  The proposal would also implement the Reform Act’s limits on prepayment penalties.  The Federal Reserve Board is soliciting comment on the proposed rule until July 22, 2011. It is possible this rule may require us to change our underwriting practices and may cause an increase in compliance costs.

As a result of the Reform Act and other proposed changes, we may become subject to more stringent capital requirements.

The Reform Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject, and the new requirements will effectively eliminate the use of trust preferred securities as a component of

Tier 1 capital for depository institution holding companies of our size. As a result, in July 2015, we will become subject to consolidated capital requirements which we have not been subject to previously, and we will not be permitted to include our Capital Securities as a component of Tier 1 capital when we become subject to these consolidated capital requirements.  In addition, in December 2010, the Basel Committee on Banking Supervision announced the new “Basel III” capital rules, which set new standards for common equity, Tier 1 and total capital, determined on a risk-weighted basis.  It is not yet known how these standards, which will be phased in over a period of years, will be implemented by U.S. regulators generally or how they will be applied to financial institutions of our size.

Pursuant to the Reform Act, the FRB will become responsible for the supervision of savings and loan holding companies on July 21, 2011.  In accordance with this authority, on April 15, 2011, the FRB requested comment on proposed supervisory guidance pursuant to which the FRB is seeking to apply certain elements of its consolidated supervisory program, including consolidated capital requirements, for bank holding companies to savings and loan holding companies. Pursuant to the proposed supervisory guidance, the FRB is considering applying to savings and loan holding companies the same consolidated risk-based and leverage capital requirements currently applicable to bank holding companies.  The FRB, together with the other federal banking agencies, expects to issue a notice of proposed rulemaking in 2011 that will outline how Basel III-based requirements will be implemented for all institutions, including savings and loan holding companies.  The FRB expects that final rules establishing Basel III-based capital requirements would be finalized in 2012 and implementation would start in 2013.

The FRB’s proposed rule to repeal the prohibition against payment of interest on demand deposits may increase competition for such deposits and ultimately increase interest expense.

On April 6, 2011, the FRB requested comment on a proposed rule to repeal Regulation Q, which prohibits the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System.  The proposed rule would implement Section 627 of the Reform Act, which repeals Section 19(i) of the Federal Reserve Act in its entirety effective July 21, 2011. As a result, banks and thrifts will be permitted to offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden under Regulation Q.  The repeal of Regulation Q may cause increased competition from other financial institutions for these deposits.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, there were no repurchases of our common stock.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At March 31, 2011, a maximum of 8,107,300 shares may yet be purchased under this plan, however, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

ITEM 3.   Defaults Upon Senior Securities

Not applicable.

ITEM 4.   (Removed and Reserved)

ITEM 5.   Other Information

Not applicable.

ITEM 6.   Exhibits

See Index of Exhibits on page 63.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

Dated:	May 6, 2011	By:	/s/ Frank E. Fusco
Frank E. Fusco
Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Accounting Officer)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

10.1	Amendment No. 1 to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (*)

10.2	Amendment No. 2 to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (1)

10.3	Change of Control Severance Agreement, entered into as of February 14, 2011, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Gary M. Honstedt. (*)

31.1	Certifications of Chief Executive Officer. (*)

31.2	Certifications of Chief Financial Officer. (*)

32.1
Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.  Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. (*)

32.2
Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.  Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. (*)

101.1
The following financial information from Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 formatted in XBRL: (1) Consolidated Statements of Financial Condition at March 31, 2011 and December 31, 2010; (2) Consolidated Statements of Income for the three months ended March 31, 2011 and 2010; (3) Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2011; (4) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.  Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act and Sections 11 and 12 of the Securities Act or otherwise subject to the liability of those sections. (*)

(*)	Filed herewith.

(1)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the SEC on April 11, 2011 (File number 001-11967).