Form 10-Q
period 2011-06-30
ASTORIA FINANCIAL CORP
filed 2011-08-05
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, July 28, 2011

$.01 Par Value	98,546,557

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	(Unaudited)
(In Thousands, Except Share Data)	At June 30, 2011	At December 31, 2010
Assets:
Cash and due from banks	$107,980	$67,476
Repurchase agreements	-	51,540
Available-for-sale securities:
Encumbered	350,387	516,540
Unencumbered	98,153	45,413
Total available-for-sale securities	448,540	561,953
Held-to-maturity securities, fair value of $2,014,151 and $2,042,110, respectively:
Encumbered	1,748,892	1,817,431
Unencumbered	217,944	186,353
Total held-to-maturity securities	1,966,836	2,003,784
Federal Home Loan Bank of New York stock, at cost	129,025	149,174
Loans held-for-sale, net	15,393	44,870
Loans receivable	13,507,579	14,223,047
Allowance for loan losses	(182,717)	(201,499)
Loans receivable, net	13,324,862	14,021,548
Mortgage servicing rights, net	9,356	9,204
Accrued interest receivable	53,070	55,492
Premises and equipment, net	119,049	133,362
Goodwill	185,151	185,151
Bank owned life insurance	405,875	410,418
Real estate owned, net	59,323	63,782
Other assets	295,875	331,515
Total assets	$17,120,335	$18,089,269
Liabilities:
Deposits:
Savings	$2,838,239	$2,664,859
Money market	397,148	376,302
NOW and demand deposit	1,809,863	1,774,790
Liquid certificates of deposit	363,393	468,730
Certificates of deposit	5,801,977	6,314,319
Total deposits	11,210,620	11,599,000
Reverse repurchase agreements	1,900,000	2,100,000
Federal Home Loan Bank of New York advances	2,008,000	2,391,000
Other borrowings, net	378,389	378,204
Mortgage escrow funds	118,915	109,374
Accrued expenses and other liabilities	225,880	269,911
Total liabilities	15,841,804	16,847,489

Stockholders' Equity:
Preferred stock, $1.00 par value (5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, $.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 98,488,313 and 97,877,469 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	864,948	864,744
Retained earnings	1,863,727	1,848,095
Treasury stock (68,006,575 and 68,617,419 shares, at cost, respectively)	(1,405,333)	(1,417,956)
Accumulated other comprehensive loss	(35,378)	(42,161)
Unallocated common stock held by ESOP (3,029,138 and 3,441,130 shares, respectively)	(11,098)	(12,607)
Total stockholders' equity	1,278,531	1,241,780
Total liabilities and stockholders' equity	$17,120,335	$18,089,269

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Share Data)	2011	2010	2011	2010
Interest income:
One-to-four family mortgage loans	$111,869	$136,750	$226,545	$277,704
Multi-family, commercial real estate and construction mortgage loans	41,085	49,598	85,577	100,723
Consumer and other loans	2,509	2,668	5,016	5,319
Mortgage-backed and other securities	21,339	29,636	43,762	60,983
Repurchase agreements and interest-earning cash accounts	74	54	167	69
Federal Home Loan Bank of New York stock	1,637	1,921	3,954	4,417
Total interest income	178,513	220,627	365,021	449,215
Interest expense:
Deposits	35,638	49,496	72,670	103,038
Borrowings	47,153	59,182	95,100	119,876
Total interest expense	82,791	108,678	167,770	222,914
Net interest income	95,722	111,949	197,251	226,301
Provision for loan losses	10,000	35,000	17,000	80,000
Net interest income after provision for loan losses	85,722	76,949	180,251	146,301
Non-interest income:
Customer service fees	12,107	13,372	23,829	26,665
Other loan fees	805	866	1,737	1,572
Mortgage banking income, net	370	600	2,803	2,157
Income from bank owned life insurance	2,629	2,376	4,864	4,352
Other	1,129	5,958	1,850	7,118
Total non-interest income	17,040	23,172	35,083	41,864
Non-interest expense:
General and administrative:
Compensation and benefits	37,168	34,634	73,701	69,885
Occupancy, equipment and systems	15,923	16,637	32,489	33,086
Federal deposit insurance premiums	11,178	6,616	16,692	13,213
Advertising	2,049	994	3,733	2,814
Other	9,636	16,947	18,958	25,089
Total non-interest expense	75,954	75,828	145,573	144,087
Income before income tax expense	26,808	24,293	69,761	44,078
Income tax expense	9,963	8,747	25,532	15,606
Net income	$16,845	$15,546	$44,229	$28,472
Basic earnings per common share	$0.18	$0.17	$0.46	$0.30
Diluted earnings per common share	$0.18	$0.17	$0.46	$0.30
Basic weighted average common shares	92,949,206	91,621,997	92,842,398	91,541,675
Diluted weighted average common and common equivalent shares	92,949,206	91,621,997	92,842,398	91,541,742

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Six Months Ended June 30, 2011

						Accumulated	Unallocated
			Additional			Other	Common
		Common	Paid-in	Retained	Treasury	Comprehensive	Stock Held
(In Thousands, Except Share Data)	Total	Stock	Capital	Earnings	Stock	Loss	by ESOP
Balance at December 31, 2010	$1,241,780	$1,665	$864,744	$1,848,095	$(1,417,956)	$(42,161)	$(12,607)

Comprehensive income:
Net income	44,229	-	-	44,229	-	-	-
Other comprehensive income, net of tax:
Net unrealized gain on securities	3,876	-	-	-	-	3,876	-
Reclassification of prior service cost	30	-	-	-	-	30	-
Reclassification of net actuarial loss	2,782	-	-	-	-	2,782	-
Reclassification of loss on cash flow hedge	95	-	-	-	-	95	-
Comprehensive income	51,012

Dividends on common stock ($0.26 per share)	(24,707)	-	-	(24,707)	-	-	-

Restricted stock grants (615,650 shares)	-	-	(8,796)	(3,926)	12,722	-	-

Forfeitures of restricted stock (4,806 shares)	-	-	65	34	(99)	-	-

Stock-based compensation	4,541	-	4,539	2	-	-	-

Net tax benefit excess from stock-based compensation	67	-	67	-	-	-	-

Allocation of ESOP stock	5,838	-	4,329	-	-	-	1,509

Balance at June 30, 2011	$1,278,531	$1,665	$864,948	$1,863,727	$(1,405,333)	$(35,378)	$(11,098)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
(In Thousands)	2011	2010
Cash flows from operating activities:
Net income	$44,229	$28,472
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on loans	13,217	16,207
Net amortization on securities and borrowings	3,070	870
Net provision for loan and real estate losses	18,626	80,829
Depreciation and amortization	5,795	5,593
Net gain on sales of loans	(1,814)	(1,973)
Net loss (gain) on dispositions of premises and equipment	270	(13)
Other asset impairment charges	441	1,612
Originations of loans held-for-sale	(88,947)	(115,237)
Proceeds from sales and principal repayments of loans held-for-sale	119,055	123,299
Stock-based compensation and allocation of ESOP stock	10,379	9,385
Decrease in accrued interest receivable	2,422	468
Mortgage servicing rights amortization and valuation allowance adjustments, net	1,120	1,486
Bank owned life insurance income and insurance proceeds received, net	4,543	(4,352)
Decrease (increase) in other assets	33,295	(25,711)
(Decrease) increase in accrued expenses and other liabilities	(39,689)	13,737
Net cash provided by operating activities	126,012	134,672
Cash flows from investing activities:
Originations of loans receivable	(966,649)	(1,406,022)
Loan purchases through third parties	(420,750)	(245,332)
Principal payments on loans receivable	1,991,150	1,901,613
Proceeds from sales of delinquent and non-performing loans	16,319	22,987
Purchases of securities held-to-maturity	(356,744)	(390,890)
Principal payments on securities held-to-maturity	390,802	699,839
Principal payments on securities available-for-sale	119,294	135,917
Net redemptions (purchases) of Federal Home Loan Bank of New York stock	20,149	(6,839)
Proceeds from sales of real estate owned, net	47,612	44,428
Purchases of premises and equipment	(6,148)	(4,678)
Proceeds from sales of premises and equipment	14,396	-
Net cash provided by investing activities	849,431	751,023
Cash flows from financing activities:
Net decrease in deposits	(388,380)	(563,797)
Net increase (decrease) in borrowings with original terms of three months or less	58,000	(90,000)
Proceeds from borrowings with original terms greater than three months	-	525,000
Repayments of borrowings with original terms greater than three months	(641,000)	(500,000)
Net increase in mortgage escrow funds	9,541	17,542
Cash dividends paid to stockholders	(24,707)	(24,349)
Cash received for options exercised	-	112
Net tax benefit excess from stock-based compensation	67	124
Net cash used in financing activities	(986,479)	(635,368)
Net (decrease) increase in cash and cash equivalents	(11,036)	250,327
Cash and cash equivalents at beginning of period	119,016	111,570
Cash and cash equivalents at end of period	$107,980	$361,897

Supplemental disclosures:
Interest paid	$169,147	$223,801
Income taxes paid	$34,920	$37,605
Additions to real estate owned	$44,779	$46,565
Loans transferred to held-for-sale	$17,397	$34,528

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In addition to Astoria Federal and AF Insurance Agency, Inc., we have another subsidiary, Astoria Capital Trust I, which is not consolidated with Astoria Financial Corporation for financial reporting purposes.  Astoria Capital Trust I was formed for the purpose of issuing $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, and $3.9 million of common securities which are owned by Astoria Financial Corporation, and using the proceeds to acquire Junior Subordinated Debentures issued by Astoria Financial Corporation.  The Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I.  The Junior Subordinated Debentures are prepayable, in whole or in part, at our option at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value.  The Capital Securities have the same prepayment provisions as the Junior Subordinated Debentures.  Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement relating to the Capital Securities.  See Note 9 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of our 2010 Annual Report on Form 10-K for restrictions on our subsidiaries’ ability to pay dividends to us.

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2011 and December 31, 2010, our results of operations for the three and six months ended June 30, 2011 and 2010, changes in our stockholders’ equity for the six months ended June 30, 2011 and our cash flows for the six months ended June 30, 2011 and 2010.  In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of June 30, 2011 and December 31, 2010, and amounts of revenues and expenses in the consolidated statements of income for the three and six months ended June 30, 2011 and 2010.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the remainder of the year.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.  Past maturity certificates of deposit which do not have automatic renewal provisions and earn interest at the savings account rate upon maturity have been reclassified from certificate of deposit accounts to savings accounts.

These consolidated financial statements should be read in conjunction with our December 31, 2010 audited consolidated financial statements and related notes included in our 2010 Annual Report on Form 10-K.

2.	Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At June 30, 2011
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE (1) issuance REMICs and CMOs (2)	$376,143	$16,099	$-	$392,242
Non-GSE issuance REMICs and CMOs	18,611	1	(324)	18,288
GSE pass-through certificates	26,231	1,024	(5)	27,250
Total residential mortgage-backed securities	420,985	17,124	(329)	437,780
Freddie Mac and Fannie Mae stock	15	10,760	(15)	10,760
Total securities available-for-sale	$421,000	$27,884	$(344)	$448,540
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,887,220	$47,271	$(392)	$1,934,099
Non-GSE issuance REMICs and CMOs	22,991	184	-	23,175
GSE pass-through certificates	611	43	-	654
Total residential mortgage-backed securities	1,910,822	47,498	(392)	1,957,928
Obligations of GSEs	52,866	210	(68)	53,008
Obligations of states and political subdivisions	3,148	67	-	3,215
Total securities held-to-maturity	$1,966,836	$47,775	$(460)	$2,014,151

(1)	Government-sponsored enterprise
(2)	Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2010
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$490,302	$18,931	$-	$509,233
Non-GSE issuance REMICs and CMOs	21,023	3	(362)	20,664
GSE pass-through certificates	28,784	1,114	(2)	29,896
Total residential mortgage-backed securities	540,109	20,048	(364)	559,793
Freddie Mac and Fannie Mae stock	15	2,160	(15)	2,160
Total securities available-for-sale	$540,124	$22,208	$(379)	$561,953
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,933,650	$47,191	$(8,734)	$1,972,107
Non-GSE issuance REMICs and CMOs	40,363	352	(66)	40,649
GSE pass-through certificates	772	51	-	823
Total residential mortgage-backed securities	1,974,785	47,594	(8,800)	2,013,579
Obligations of GSEs	25,000	-	(468)	24,532
Obligations of states and political subdivisions	3,999	-	-	3,999
Total securities held-to-maturity	$2,003,784	$47,594	$(9,268)	$2,042,110

The following tables set forth the estimated fair values of securities with gross unrealized losses at the dates indicated, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the dates indicated.

	At June 30, 2011
	Less Than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
Non-GSE issuance REMICs and CMOs	$534	$(7)	$17,651	$(317)	$18,185	$(324)
GSE pass-through certificates	824	(5)	-	-	824	(5)
Freddie Mac and Fannie Mae stock	-	-	-	(15)	-	(15)
Total temporarily impaired securities available-for-sale	$1,358	$(12)	$17,651	$(332)	$19,009	$(344)
Held-to-maturity:
GSE issuance REMICs and CMOs	$196,263	$(392)	$-	$-	$196,263	$(392)
Obligations of GSEs	24,932	(68)	-	-	24,932	(68)
Total temporarily impaired securities held-to-maturity	$221,195	$(460)	$-	$-	$221,195	$(460)

	At December 31, 2010
	Less Than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
Non-GSE issuance REMICs and CMOs	$276	$(2)	$19,991	$(360)	$20,267	$(362)
GSE pass-through certificates	1,775	(2)	-	-	1,775	(2)
Freddie Mac and Fannie Mae stock	-	-	-	(15)	-	(15)
Total temporarily impaired securities available-for-sale	$2,051	$(4)	$19,991	$(375)	$22,042	$(379)
Held-to-maturity:
GSE issuance REMICs and CMOs	$484,366	$(8,734)	$-	$-	$484,366	$(8,734)
Non-GSE issuance REMICs and CMOs	-	-	1,744	(66)	1,744	(66)
Obligations of GSEs	24,532	(468)	-	-	24,532	(468)
Total temporarily impaired securities held-to-maturity	$508,898	$(9,202)	$1,744	$(66)	$510,642	$(9,268)

We held 41 securities which had an unrealized loss at June 30, 2011 and 59 at December 31, 2010.  At June 30, 2011 and December 31, 2010, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment is directly related to the change in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  None of the unrealized losses are related to credit losses.  Therefore, at June 30, 2011 and December 31, 2010, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

Held-to-maturity debt securities, excluding mortgage-backed securities, had an amortized cost of $56.0 million and a fair value of $56.2 million at June 30, 2011.  These securities have contractual maturities in 2017 and 2018.  Actual maturities will differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

The balance of accrued interest receivable for securities totaled $7.9 million at June 30, 2011 and $8.3 million at December 31, 2010.

At June 30, 2011, we held securities with an amortized cost of $52.9 million which are callable within one year and at various times thereafter.

3.	Loans Held-for-Sale

Loans held-for-sale, net, includes fifteen and thirty year fixed rate one-to-four family mortgage loans that conform to GSE guidelines (conforming) originated for sale as well as certain non-performing loans.  Upon our decision to sell certain delinquent and non-performing mortgage loans held in portfolio, we reclassify them to held-for-sale at the lower of cost or fair value, less estimated selling costs.  Non-performing loans held-for-sale, included in loans held-for-sale, net, totaled $10.8 million, net of a valuation allowance of $64,000, at June 30, 2011, consisting of multi-family, one-to-four family and commercial real estate loans, and $10.9 million, net of a valuation allowance of $169,000, at December 31, 2010, consisting primarily of multi-family and commercial real estate loans.

We sold certain delinquent and non-performing mortgage loans totaling $16.4 million, net of charge-offs of $7.9 million, during the six months ended June 30, 2011, primarily multi-family mortgage loans, and $22.6 million, net of charge-offs of $12.3 million, during the six months ended June 30, 2010, primarily multi-family and commercial real estate loans.  Net gain on sales of non-performing loans totaled $48,000 for the three months ended June 30, 2011 and net loss on sales of non-performing loans totaled $52,000 for the six months ended June 30, 2011.  Net gain on sales of non-performing loans totaled $352,000 for the three months ended June 30, 2010 and $357,000 for the six months ended June 30, 2010.

We recorded a lower of cost or market recovery on non-performing loans held-for-sale of $82,000 for the three months ended June 30, 2011 and net lower of cost or market write-downs on non-performing loans held-for-sale of $441,000 for the six months ended June 30, 2011.  Net lower of cost or market write-downs on non-performing loans held-for-sale totaled $97,000 for the three and six months ended June 30, 2010.  Net lower of cost or market write-downs on non-performing loans held-for-sale and gains and losses recognized on sales of such loans are included in other non-interest income in the consolidated statements of income.

4.	Loans Receivable and Allowance for Loan Losses

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At June 30, 2011		At December 31, 2010
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Mortgage loans (gross):
One-to-four family	$10,550,997	78.57%	$10,855,061	76.77%
Multi-family	1,846,053	13.75	2,187,869	15.47
Commercial real estate	723,547	5.39	771,654	5.46
Construction	14,003	0.10	15,145	0.11
Total mortgage loans	13,134,600	97.81	13,829,729	97.81
Consumer and other loans (gross):
Home equity	270,093	2.01	282,453	2.00
Other	24,078	0.18	26,887	0.19
Total consumer and other loans	294,171	2.19	309,340	2.19
Total loans	13,428,771	100.00%	14,139,069	100.00%
Net unamortized premiums and deferred loan origination costs	78,808		83,978
Loans receivable	13,507,579		14,223,047
Allowance for loan losses	(182,717)		(201,499)
Loans receivable, net	$13,324,862		$14,021,548

The following tables set forth an aging analysis of our loans receivable by segment and class at the dates indicated.

	At June 30, 2011
	30-59 Days	60-89 Days	90 Days or More Past Due		Total
(In Thousands)	Past Due	Past Due	Accruing	Non-Accrual	Past Due	Current	Total
Mortgage loans:
One-to-four family:
Full documentation:
Interest-only	$41,244	$12,431	$-	$109,683	$163,358	$3,165,167	$3,328,525
Amortizing	26,353	6,846	-	37,590	70,789	5,494,044	5,564,833
Reduced documentation:
Interest-only	35,542	12,478	-	145,816	193,836	1,038,718	1,232,554
Amortizing	15,350	3,406	-	36,470	55,226	369,859	425,085
Multi-family	33,128	6,568	613	29,275	69,584	1,776,469	1,846,053
Commercial real estate	7,529	2,173	-	6,363	16,065	707,482	723,547
Construction	-	-	-	5,299	5,299	8,704	14,003
Consumer and other loans:
Home equity lines of credit	3,511	432	-	5,099	9,042	261,051	270,093
Other	136	57	-	132	325	23,753	24,078
Total loans	$162,793	$44,391	$613	$375,727	$583,524	$12,845,247	$13,428,771

	At December 31, 2010
	30-59 Days	60-89 Days	90 Days or More Past Due		Total
(In Thousands)	Past Due	Past Due	Accruing	Non-Accrual	Past Due	Current	Total
Mortgage loans:
One-to-four family:
Full documentation:
Interest-only	$41,608	$18,029	$-	$105,982	$165,619	$3,646,143	$3,811,762
Amortizing	29,666	5,170	464	45,256	80,556	5,191,615	5,272,171
Reduced documentation:
Interest-only	38,864	20,493	-	157,464	216,821	1,114,473	1,331,294
Amortizing	14,965	4,170	-	33,149	52,284	387,550	439,834
Multi-family	33,627	6,056	381	29,814	69,878	2,117,991	2,187,869
Commercial real estate	2,925	-	-	6,529	9,454	762,200	771,654
Construction	-	-	-	6,097	6,097	9,048	15,145
Consumer and other loans:
Home equity lines of credit	3,991	351	-	5,464	9,806	272,647	282,453
Other	164	70	-	110	344	26,543	26,887
Total loans	$165,810	$54,339	$845	$389,865	$610,859	$13,528,210	$14,139,069

The following tables set forth the changes in our allowance for loan losses by loan receivable segment for the periods indicated.

	For the Three Months Ended June 30, 2011
	Mortgage Loans				Consumer and Other Loans	Total
(In Thousands)	One-to-Four Family	Multi- Family	Commercial Real Estate	Construction
Balance at April 1, 2011	$117,722	$49,396	$14,782	$3,502	$4,084	$189,486
Provision charged to operations	8,739	825	544	(245)	137	10,000
Charge-offs	(15,768)	(3,752)	(756)	(420)	(212)	(20,908)
Recoveries	4,020	-	-	64	55	4,139
Balance at June 30, 2011	$114,713	$46,469	$14,570	$2,901	$4,064	$182,717

	For the Six Months Ended June 30, 2011
	Mortgage Loans				Consumer and Other Loans	Total
(In Thousands)	One-to-Four Family	Multi- Family	Commercial Real Estate	Construction
Balance at January 1, 2011	$125,524	$52,786	$15,563	$3,480	$4,146	$201,499
Provision charged to operations	16,283	373	(237)	(223)	804	17,000
Charge-offs	(33,479)	(6,696)	(756)	(420)	(967)	(42,318)
Recoveries	6,385	6	-	64	81	6,536
Balance at June 30, 2011	$114,713	$46,469	$14,570	$2,901	$4,064	$182,717

The following tables set forth the balances of our loans receivable by segment and impairment evaluation and the allowance for loan losses associated with such loans at the dates indicated.

	At June 30, 2011
	Mortgage Loans				Consumer and Other Loans	Total
(In Thousands)	One-to-Four Family	Multi- Family	Commercial Real Estate	Construction
Loans:
Individually evaluated for impairment	$321,084	$951,483	$358,819	$6,445	$3,301	$1,641,132
Collectively evaluated for impairment	10,229,913	894,570	364,728	7,558	290,870	11,787,639
Total loans	$10,550,997	$1,846,053	$723,547	$14,003	$294,171	$13,428,771
Allowance for loan losses:
Individually evaluated for impairment	$10,210	$31,089	$10,185	$2,662	$50	$54,196
Collectively evaluated for impairment	104,503	15,380	4,385	239	4,014	128,521
Total allowance for loan losses	$114,713	$46,469	$14,570	$2,901	$4,064	$182,717

	At December 31, 2010
	Mortgage Loans				Consumer and Other Loans	Total
(In Thousands)	One-to-Four Family	Multi- Family	Commercial Real Estate	Construction
Loans:
Individually evaluated for impairment	$315,994	$1,144,633	$385,904	$7,872	$3,414	$1,857,817
Collectively evaluated for impairment	10,539,067	1,043,236	385,750	7,273	305,926	12,281,252
Total loans	$10,855,061	$2,187,869	$771,654	$15,145	$309,340	$14,139,069
Allowance for loan losses:
Individually evaluated for impairment	$12,541	$34,124	$10,784	$3,250	$51	$60,750
Collectively evaluated for impairment	112,983	18,662	4,779	230	4,095	140,749
Total allowance for loan losses	$125,524	$52,786	$15,563	$3,480	$4,146	$201,499

The following table summarizes information related to our impaired loans by segment and class at the dates indicated.  Impaired one-to-four family mortgage loans consist primarily of loans where a portion of the outstanding principal has been charged off.

	At June 30, 2011				At December 31, 2010
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
With an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	$10,307	$10,307	$(1,238)	$9,069	$11,033	$11,033	$(1,980)	$9,053
Amortizing	3,966	3,966	(467)	3,499	7,340	7,340	(947)	6,393
Reduced documentation:
Interest-only	11,508	11,508	(1,384)	10,124	10,234	10,234	(2,500)	7,734
Amortizing	1,066	1,066	(131)	935	1,032	1,032	(239)	793
Multi-family	53,844	53,134	(14,278)	38,856	51,793	51,084	(14,349)	36,735
Commercial real estate	21,604	20,500	(4,913)	15,587	19,929	18,825	(5,496)	13,329
Construction	5,916	5,806	(2,662)	3,144	6,546	6,435	(2,851)	3,584
Without an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	92,071	66,285	-	66,285	87,110	64,185	-	64,185
Amortizing	18,102	13,904	-	13,904	15,363	11,883	-	11,883
Reduced documentation:
Interest-only	150,797	106,652	-	106,652	145,091	105,905	-	105,905
Amortizing	18,639	14,134	-	14,134	15,786	12,009	-	12,009
Construction	1,200	639	-	639	1,200	639	-	639
Total impaired loans	$389,020	$307,901	$(25,073)	$282,828	$372,457	$300,604	$(28,362)	$272,242

The following table sets forth the average recorded investment, interest income recognized and cash basis interest income related to our impaired loans by segment and class for the periods indicated.

	For the Three Months Ended June 30, 2011			For the Six Months Ended June 30, 2011
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	$10,498	$101	$115	$10,676	$216	$216
Amortizing	5,943	50	44	6,409	86	83
Reduced documentation:
Interest-only	11,268	105	117	10,923	257	270
Amortizing	1,186	11	11	1,135	24	23
Multi-family	54,409	542	626	53,301	1,280	1,310
Commercial real estate	19,896	334	318	19,539	665	651
Construction	6,121	25	28	6,225	56	59
Without an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	65,421	258	322	65,009	459	590
Amortizing	12,882	14	22	12,549	18	36
Reduced documentation:
Interest-only	107,999	548	583	107,301	958	1,032
Amortizing	14,045	47	55	13,366	105	116
Construction	639	-	-	639	-	-
Total impaired loans	$310,307	$2,035	$2,241	$307,072	$4,124	$4,386

The following tables set forth the balances of our one-to-four family mortgage and consumer and other loan receivable segments by class and credit quality indicator at the dates indicated.

	At June 30, 2011
	One-to-Four Family Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity Lines of Credit	Other
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing
Performing	$3,218,842	$5,527,243	$1,086,738	$388,615	$264,994	$23,946
Non-performing	109,683	37,590	145,816	36,470	5,099	132
Total	$3,328,525	$5,564,833	$1,232,554	$425,085	$270,093	$24,078

	At December 31, 2010
	One-to-Four Family Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity Lines of Credit	Other
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing
Performing	$3,705,780	$5,226,451	$1,173,830	$406,685	$276,989	$26,777
Non-performing	105,982	45,720	157,464	33,149	5,464	110
Total	$3,811,762	$5,272,171	$1,331,294	$439,834	$282,453	$26,887

The following table sets forth the balances of our multi-family mortgage, commercial real estate and construction loan receivable segments by credit quality indicator at the dates indicated.

	At June 30, 2011			At December 31, 2010
(In Thousands)	Multi-Family Mortgage Loans	Commercial Real Estate Loans	Construction Loans	Multi-Family Mortgage Loans	Commercial Real Estate Loans	Construction Loans
Not classified	$1,656,572	$648,016	$7,601	$2,035,111	$707,237	$7,315
Classified	189,481	75,531	6,402	152,758	64,417	7,830
Total	$1,846,053	$723,547	$14,003	$2,187,869	$771,654	$15,145

For additional information regarding the composition of our loan portfolio, non-performing loans and our allowance for loan losses, see “Asset Quality” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

5.	Premises and Equipment

On April 26, 2011, we sold an office building with a net carrying value of $14.6 million.  The building is located in Lake Success, New York, and formerly housed our lending operations which were relocated in March 2008 to a leased facility in Mineola, New York.  The proceeds from the sale of the building totaled $14.4 million.  A loss of $253,000, included in other non-interest income in the consolidated statement of income, was recognized in the 2011 second quarter.

6.	Earnings Per Share

The following table is a reconciliation of basic and diluted earnings per share.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands, Except Share Data)	2011	2010	2011	2010
Net income	$16,845	$15,546	$44,229	$28,472
Income allocated to participating securities (restricted stock)	(428)	(379)	(1,099)	(688)
Income attributable to common shareholders	$16,417	$15,167	$43,130	$27,784
Average number of common shares outstanding – basic	92,949,206	91,621,997	92,842,398	91,541,675
Dilutive effect of stock options (1)	-	-	-	67
Average number of common shares outstanding – diluted	92,949,206	91,621,997	92,842,398	91,541,742
Income per common share attributable to common shareholders:
Basic	$0.18	$0.17	$0.46	$0.30
Diluted	$0.18	$0.17	$0.46	$0.30

(1)
Excludes options to purchase 6,889,199 shares of common stock which were outstanding during the three months ended June 30, 2011; options to purchase 7,999,253 shares of common stock which were outstanding during the three months ended June 30, 2010;  options to purchase 6,902,494 shares of common stock which were outstanding during the six months ended June 30, 2011; and options to purchase 8,016,292 shares of common stock which were outstanding during the six months ended June 30, 2010 because their inclusion would be anti-dilutive.

7.	Pension Plans and Other Postretirement Benefits

The following tables set forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan.

			Other Postretirement
	Pension Benefits		Benefits
	For the Three Months Ended		For the Three Months Ended
	June 30,		June 30,
(In Thousands)	2011	2010	2011	2010
Service cost	$1,176	$934	$126	$90
Interest cost	3,048	2,897	345	283
Expected return on plan assets	(2,649)	(2,356)	-	-
Recognized net actuarial loss	2,148	1,603	45	-
Amortization of prior service cost (credit)	48	62	(25)	(25)
Settlement	(28)	-	-	-
Net periodic cost	$3,743	$3,140	$491	$348

			Other Postretirement
	Pension Benefits		Benefits
	For the Six Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands)	2011	2010	2011	2010
Service cost	$2,321	$1,867	$265	$179
Interest cost	6,105	5,796	680	566
Expected return on plan assets	(5,324)	(4,711)	-	-
Recognized net actuarial loss	4,223	3,205	74	-
Amortization of prior service cost (credit)	96	124	(50)	(50)
Net periodic cost	$7,421	$6,281	$969	$695

8.	Stock Incentive Plans

During the six months ended June 30, 2011, 593,530 shares of restricted stock were granted to select officers under the 2005 Re-designated, Amended and Restated Stock Incentive Plan for

Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan, and 22,120 shares of restricted stock were granted to directors under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, or the 2007 Director Stock Plan.  Of the restricted stock granted to select officers, 70,260 shares vest one-third per year and 508,270 shares vest one-fifth per year on or about December 14th, beginning December 14, 2011, and 15,000 shares vest on March 2, 2012.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2005 Employee Stock Plan, all restricted stock granted pursuant to such plan immediately vests.  The restricted stock granted in 2011 under the 2007 Director Stock Plan vests on January 31, 2014, although awards will immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.

Restricted stock activity in our stock incentive plans for the six months ended June 30, 2011 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	1,852,550	$15.96
Granted	615,650	14.29
Vested	(36,585)	(24.92)
Forfeited	(4,806)	(13.65)
Nonvested at June 30, 2011	2,426,809	15.41

Stock-based compensation expense is recognized on a straight-line basis over the vesting period  and totaled $1.5 million, net of taxes of $830,000, for the three months ended June 30, 2011 and totaled $2.9 million, net of taxes of $1.6 million, for the six months ended June 30, 2011.  Stock-based compensation expense totaled $1.4 million, net of taxes of $739,000, for the three months ended June 30, 2010 and totaled $2.5 million, net of taxes of $1.4 million, for the six months ended June 30, 2010.  At June 30, 2011, pre-tax compensation cost related to all nonvested awards of restricted stock not yet recognized totaled $22.3 million and will be recognized over a weighted average period of approximately 3.1 years.

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

Residential mortgage-backed securities
Substantially all of our securities available-for-sale portfolio consists of residential mortgage-backed securities.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  At June 30, 2011, 96% of our available-for-sale residential mortgage-backed securities portfolio was comprised of GSE securities for which an active market exists for similar securities, making observable inputs readily available.

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

Freddie Mac and Fannie Mae stock
The fair values of the Freddie Mac and Fannie Mae stock in our available-for-sale portfolio are obtained from quoted market prices for identical instruments in active markets and, as such, are classified as Level 1.

The following tables set forth the carrying value of our assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurement falls at the dates indicated.

	Carrying Value at June 30, 2011
(In Thousands)	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$392,242	$-	$392,242	$-
Non-GSE issuance REMICs and CMOs	18,288	-	18,288	-
GSE pass-through certificates	27,250	-	27,250	-
Freddie Mac and Fannie Mae stock	10,760	10,760	-	-
Total securities available-for-sale	$448,540	$10,760	$437,780	$-

	Carrying Value at December 31, 2010
(In Thousands)	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$509,233	$-	$509,233	$-
Non-GSE issuance REMICs and CMOs	20,664	-	20,664	-
GSE pass-through certificates	29,896	-	29,896	-
Freddie Mac and Fannie Mae stock	2,160	2,160	-	-
Total securities available-for-sale	$561,953	$2,160	$559,793	$-

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Non-performing loans held-for-sale, net
Non-performing loans held-for-sale consisted of multi-family, one-to-four family and commercial real estate mortgage loans at June 30, 2011 and consisted primarily of multi-family and commercial real estate mortgage loans at December 31, 2010.  Fair values of non-performing loans held-for-sale are estimated through either bids received on the loans or a discounted cash flow analysis of the underlying collateral and adjusted as necessary, by management, to reflect current market conditions and, as such, are classified as Level 3.

Loans receivable, net (impaired loans)
Loans which meet certain criteria are evaluated individually for impairment.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans were comprised primarily of one-to-four family mortgage loans at June 30, 2011 and December 31, 2010.  Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs.  Fair values are estimated through current appraisals, broker opinions or automated valuation models and adjusted as necessary, by management, to reflect current market conditions and, as such, are classified as Level 3.  Substantially all of the impaired loans at June 30, 2011 and December 31, 2010 for which a fair value adjustment was recognized were one-to-four family mortgage loans.

MSR, net
The right to service loans for others is generally obtained through the sale of one-to-four family mortgage loans with servicing retained.  MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At June 30, 2011, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 10.94%, a weighted average constant prepayment rate on mortgages of 18.42% and a weighted average life of 4.1 years.  At December 31, 2010, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 10.96%, a weighted average constant prepayment rate on mortgages of 19.94% and a weighted average life of 3.8 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

REO, net
REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure, primarily all of which were one-to-four family properties at June 30, 2011 and all of which were one-to-four family properties at December 31, 2010, and is carried, net of allowances for losses, at the lower of cost or fair value less estimated selling costs.  The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as  Level 3.

The following table sets forth the carrying value of those of our assets which were measured at fair value on a non-recurring basis at the dates indicated.  The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	Carrying Value
(In Thousands)	At June 30, 2011	At December 31, 2010
Non-performing loans held-for-sale, net	$10,832	$10,895
Impaired loans	204,598	197,620
MSR, net	9,356	9,204
REO, net	48,906	53,990
Total	$273,692	$271,709

The following table provides information regarding the losses recognized on our assets measured at fair value on a non-recurring basis for the periods indicated.

	For the Six Months Ended
	June 30,
(In Thousands)	2011	2010
Non-performing loans held-for-sale, net (1)	$821	$11,936
Impaired loans (2)	25,878	31,753
MSR, net (3)	-	-
REO, net (4)	6,694	11,065
Total	$33,393	$54,754

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

	At June 30, 2011		At December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Repurchase agreements	$-	$-	$51,540	$51,540
Securities held-to-maturity	1,966,836	2,014,151	2,003,784	2,042,110
FHLB-NY stock	129,025	129,025	149,174	149,174
Loans held-for-sale, net (1)	15,393	15,536	44,870	45,713
Loans receivable, net (1)	13,324,862	13,700,880	14,021,548	14,480,713
MSR, net (1)	9,356	9,362	9,204	9,214
Financial Liabilities:
Deposits	11,210,620	11,393,588	11,599,000	11,784,632
Borrowings, net	4,286,389	4,838,940	4,869,204	5,320,510

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

City of New York Notice of Determination
By “Notice of Determination” dated September 14, 2010, the City of New York has notified us of an alleged tax deficiency in the amount of $5.2 million, including interest and penalties, related to our 2006 tax year.  The deficiency relates to our operation of two subsidiaries of Astoria Federal, Fidata Service Corp., or Fidata, and Astoria Federal Mortgage Corp., or AF

Mortgage.  Fidata is a passive investment company which maintains offices in Connecticut.  AF Mortgage is an operating subsidiary through which, prior to 2011, Astoria Federal engaged in lending activities outside the State of New York.  We disagree with the assertion of the tax deficiency and we filed a Petition for Hearing with the City of New York on December 6, 2010 to oppose the Notice of Determination.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at June 30, 2011 with respect to this matter.

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

On May 18, 2010, the plaintiff filed an amended complaint at the direction of the Southern District Court, containing substantially the same allegations as the original complaint. On May 27, 2010, we moved to dismiss the amended complaint.  On March 10, 2011, the Southern District Court entered an order on the record that dismissed all claims against Astoria Financial Corporation but denied the motion to dismiss the claims against Astoria Federal for alleged direct patent infringement.  The order also dismissed in part the claims against Astoria Federal for alleged inducement of our customers to violate plaintiff’s patents and for Astoria Federal’s allegedly willful violation of the plaintiff’s patents, allowing claims to continue only for alleged inducement and willful infringement after our receiving notice of the pending suit from plaintiff’s counsel.  Based on the Southern District Court’s ruling, on March 31, 2011, we answered the amended complaint substantially denying the allegations of the amended complaint.

We have tendered requests for indemnification from the manufacturer and from the transaction processor utilized with respect to the integrated banking and transaction machines, and we served third party complaints against Metavante Corporation and Diebold, Inc. seeking to enforce our indemnification rights.

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

12.	Impact of Accounting Standards and Interpretations

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-05, “Comprehensive Income (Topic 220) Presentation of Comprehensive Income,” which eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is one of three alternatives for presenting other comprehensive income and its components in financial statements under current GAAP.  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income.  In addition, ASU 2011-05 requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The guidance in ASU 2011-05 does not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 does not affect how earnings per share is calculated or presented.  The guidance in ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively.  Early adoption is permitted.  Since the provisions of ASU 2011-05 are presentation related only, our adoption of ASU 2011-05 will not have an impact on our financial condition or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  The amendments in ASU 2011-04 explain how to measure fair value, but do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting and result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  For many of the requirements of ASU 2011-04, the FASB does not intend for the ASU to result in a change in the application of the requirements in Topic 820.  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments in ASU 2011-04 are to be applied prospectively and are effective, for public entities, during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  We do not expect our adoption of ASU 2011-04 to have a material impact on our financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements,” which removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion when determining whether a repurchase agreement (reverse repurchase agreement) should be accounted for as a sale or as a secured borrowing.  The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  We do not expect the application of this guidance to impact our accounting for repurchase and reverse repurchase agreements.  Therefore, our adoption of ASU 2011-03 is not expected to have an impact on our financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” which clarifies the guidance on a creditor’s evaluation of whether it has granted a concession in a debt restructuring and whether the debtor is experiencing financial difficulties in evaluating whether the debt restructuring constitutes a troubled debt restructuring.  The guidance in ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying this guidance, an entity may identify receivables that are newly considered impaired.  In measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired should be disclosed.  In addition, ASU 2011-02 requires the disclosure of the information required by ASU 2010-20, “Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which we adopted effective December 31, 2010, relative to modifications of financing receivables for interim and annual periods beginning on or after June 15, 2011.  The effective date of such guidance was deferred by ASU 2011-01, “Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  Our adoption of ASU 2011-02 is not expected to have a material impact on our financial condition or results of operations.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results ofOperations

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

•	legislative or regulatory changes, including the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Reform Act, may adversely affect our business;
•	technological changes may be more difficult or expensive than we anticipate;
•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate; or
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

During the three months ended June 30, 2011, the national economy weakened somewhat from March 31, 2011 as evidenced by, among other things, an increase in the unemployment rate to 9.2% for June 2011 from 8.8% for March 2011 although the unemployment rate was still down from December 2010.  Job growth during the 2011 second quarter was significantly lower than the moderate growth experienced in the 2011 first quarter.  Softness in the housing and real estate markets persist. The Reform Act, which was passed in July 2010, is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.  As described in more detail in Part II, Item 1A, “Risk Factors,” in our March 31, 2011 Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors,” in our 2010 Annual Report on Form 10-K, certain aspects of the Reform Act will have an impact on us, including the combination of our former primary regulator, the OTS, with the Office of the Comptroller of the Currency, or OCC, which occurred on July 21, 2011, the imposition of consolidated holding company capital requirements, changes to deposit insurance assessments and the roll back of federal preemption applicable to certain of our operations.

Total assets decreased during the six months ended June 30, 2011, primarily due to decreases in our loan and securities portfolios.  The decrease in our loan portfolio was due to decreases in our one-to-four family, multi-family and commercial real estate mortgage loan portfolios resulting from repayments which outpaced our origination and purchase volume.  One-to-four family mortgage loan repayments remained at elevated levels as interest rates on thirty year fixed rate conforming mortgages, which we do not retain for portfolio, remained at historic lows and as loans in our portfolio which qualified under the expanded conforming loan limits were refinanced into fixed rate conforming mortgages.  During the 2011 second quarter, we decided to be somewhat more competitive with the pricing of our one-to-four family hybrid adjustable rate mortgage, or ARM, and fifteen year jumbo mortgage rates which resulted in an increase in applications and a larger mortgage loan pipeline as of June 30, 2011 versus March 31, 2011.  The rise in interest rates on thirty year fixed rate mortgages at the end of the 2010 fourth quarter led to a decrease in loan repayments which resulted in a significantly slower pace of decline in our one-to-four family mortgage loan portfolio in the first and second quarters of 2011 compared to the fourth quarter of 2010.  The decrease in interest rates on thirty year fixed rate mortgages during the 2011 second quarter may lead to a slight increase in repayments during the 2011 third quarter.  However, we expect loan growth in the second half of 2011 based upon the increase in the one-to-four family mortgage loan pipeline as of June 30, 2011, the expectation that the conforming loan limits will be reduced starting October 1, 2011 and the fact that we expect to resume originations in the New York City mortgage market in the latter half of 2011 and have already resumed accepting multi-family and commercial real estate mortgage loan applications.  The securities portfolio decreased as a result of cash flows from repayments exceeding securities purchased due to the absence of purchase activity in the 2011 second quarter.  We expect to maintain our securities portfolio at June 30, 2011 levels, or slightly higher, throughout the remainder of 2011.

Total deposits decreased during the six months ended June 30, 2011, due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, NOW and demand deposit and money market accounts.  During the six months ended June 30, 2011, we continued to allow high cost certificates of deposit to run off as total assets declined.  The increases in low cost savings, NOW and demand deposit and money market accounts appear to reflect customer preference for the liquidity these types of deposits provide.  However, we have achieved some success in extending the terms of our retained certificates of deposit.  During the first half of 2011, we extended $538.2 million of certificates of deposit for terms of two years or more in an effort to help limit our exposure to future increases in interest rates.  Cash flows from mortgage loan and securities repayments in excess of mortgage loan originations and purchases, securities purchases and deposit outflows enabled us to repay a portion of our matured borrowings during the first half of 2011, which resulted in a decrease in our borrowings portfolio from December 31, 2010.

Net income increased for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010.  These increases were primarily due to decreases in provision for loan losses, partially offset by decreases in net interest income and non-interest income and, for the six months ended June 30, 2011, an increase in income tax expense.

Net interest income decreased for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, due to decreases in interest income, partially offset by decreases in interest expense.  Interest income for the three and six months ended June 30, 2011 decreased, compared to the three and six months ended June 30, 2010, primarily due to decreases in the average balances of mortgage loans and mortgage-backed and other securities, coupled with decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities.  Interest expense for the three and six months ended June 30, 2011 decreased, compared to the three and six months ended June 30, 2010, primarily due to decreases in the average balances of certificates of deposit and borrowings, coupled with decreases in the average costs of certificates of deposit.  The net interest rate spread and net interest margin were down slightly for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010.  The declines are primarily due to the significant decreases in the yields on average interest-earning assets, substantially offset by the declines in the costs of average interest-bearing liabilities for the three and six months ended June 30, 2011 compared to the same periods in 2010.

The allowance for loan losses decreased from December 31, 2010 to June 30, 2011 as well as the provision for loan losses which decreased for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010.  These decreases reflect the stabilizing trend in overall asset quality experienced in 2010 and into 2011, coupled with the decline in the loan portfolio over the same period.  In the first half of 2011, we experienced improvements in both total delinquencies and non-performing loans, continuing the trend from 2010.  While the allowance for loan losses decreased from March 31, 2011, the provision for loan losses was higher in the 2011 second quarter compared to the 2011 first quarter in order to maintain our strong coverage ratios in the face of a somewhat weaker economy and slightly higher unemployment along with prolonged softness in housing values. The allowance for loan losses at June 30, 2011 reflects the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, the size and composition of our loan portfolio and our evaluation of the housing and real estate markets and overall economy, including the unemployment rate.  Non-interest income decreased for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, primarily as a result of a litigation settlement recognized in the 2010 second quarter.

Sustained U.S. economic growth has proven difficult as evidenced by the slower than expected growth and slightly higher unemployment in the 2011 second quarter.  Although the operating environment for residential mortgage portfolio lenders remains challenging, we are optimistic that the increase in our loan pipeline, coupled with the anticipated reduction in the expanded conforming loan limits in October 2011 and the resumption of multi-family and commercial real estate lending in the second half of 2011, should facilitate future loan and balance sheet growth in 2011 and strong growth starting in 2012.  With interest rates remaining lower than anticipated, and loan repayments and modifications higher than expected, we now project the 2011 margin to be slightly lower than the 2010 margin of 2.35%.  We expect capital levels to continue to increase which should support loan and balance sheet growth in the second half of 2011 and next year.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” of our 2010 Annual Report on Form 10-K, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section of our 2010 Annual Report on Form 10-K.

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

The primary considerations in establishing specific valuation allowances are the current estimated value of a loan’s underlying collateral and the loan’s payment history.  We update our estimates of collateral value for non-performing multi-family, commercial real estate and construction mortgage loans with balances of $1.0 million or greater and one-to-four family mortgage loans which are 180 days or more delinquent, annually, and certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral.  For one-to-four family mortgage loans, updated estimates of collateral value are obtained primarily through automated valuation models.  For multi-family and commercial real estate properties, we estimate collateral value through appraisals or internal cash flow analyses, when current financial information is available, coupled with, in most cases, an inspection of the property.  Other current and anticipated economic conditions on which our specific valuation allowances rely are the impact that national and/or local economic and business conditions may have on borrowers, the impact that local real estate markets may have on collateral values, the level and direction of interest rates and their combined effect on real estate values and the ability of borrowers to service debt.  For multi-family and commercial real estate loans, additional factors specific to a borrower or the underlying collateral are considered.  These factors include, but are not limited to, the composition of tenancy, occupancy levels for the property, location of the property, cash flow estimates and, to a lesser degree, the existence of personal guarantees.  We also review all regulatory notices, bulletins and memoranda with the purpose of identifying upcoming changes in regulatory conditions which may impact our calculation of specific valuation allowances.  Our primary banking regulator periodically reviews our reserve methodology during regulatory examinations and any comments regarding changes to reserves or loan classifications are considered by management in determining valuation allowances.

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

General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities which, unlike specific allowances, have not been allocated to particular loans.  The determination of the adequacy of the general valuation allowances takes into consideration a variety of factors.  We segment our one-to-four family mortgage loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans and year of origination and analyze our historical loss experience and delinquency levels and trends of these segments.  The resulting range of allowance percentages is used as an integral part of our judgment in developing estimated loss percentages to apply to the portfolio segments.  We segment our consumer and other loan portfolio by home equity lines of credit, business loans, revolving credit lines and installment loans and perform similar historical loss analyses.  We monitor credit risk on interest-only hybrid ARM loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner that we monitor credit risk on all interest-only hybrid ARM loans.  We monitor interest rate reset dates of our portfolio, in the aggregate, and the current interest rate environment and consider the impact, if any, on borrowers’ ability to continue to make timely principal and interest payments in determining our allowance for loan losses.  We also consider the size, composition, risk profile and delinquency levels of our portfolio, as well as our credit administration and asset management procedures.  We monitor property value trends in our market areas by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our general valuation allowances.  In determining our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral.  To further enhance our non-performing loan analysis, during the quarter ended June 30, 2011, we began segmenting our non-performing loans by state and analyzing our historical loss experience and cure rates by state.  In addition, we evaluate and consider the impact that current and anticipated economic and market conditions may have on the portfolio and known and inherent risks in the portfolio.

We use ratio analyses as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses.  As such, we evaluate and consider our asset quality ratios as well as the allowance ratios and coverage percentages set forth in both peer group and regulatory agency data.  We also consider any comments from our primary banking regulator resulting from their review of our general valuation allowance methodology during regulatory examinations.  We consider the observed trends in our asset quality ratios in combination with our primary focus on our historical loss experience and the impact of current economic conditions.  After evaluating these variables, we determine appropriate allowance coverage percentages for each of our portfolio segments and the appropriate level of our allowance for loan losses.  We do not determine the appropriate level of our allowance for loan losses based exclusively on a single factor or asset quality ratio.  Our evaluation of general valuation allowances is inherently subjective because, even though it is based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance.  Therefore, we periodically review the actual performance and charge-off history of our portfolio and compare that to our previously determined allowance coverage percentages and specific valuation allowances.  In doing so, we evaluate the impact the previously mentioned variables may have had on the portfolio to determine which changes, if any, should be made to our assumptions and analyses.

As a result of our updated charge-off and loss analyses, we modified certain allowance coverage percentages during the 2011 first and second quarters to reflect our current estimates of the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances.  Based on our evaluation of the housing and real estate markets and overall economy, including the unemployment rate, the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs and the size and composition of our loan portfolio, we determined that an allowance for loan losses of $182.7 million was required at June 30, 2011, compared to $189.5 million at March 31, 2011 and $201.5 million at December 31, 2010, resulting in a provision for loan losses of $17.0 million for the six months ended June 30, 2011.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at the reporting dates.

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

At June 30, 2011, our MSR had an estimated fair value of $9.4 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.94%, a weighted average constant prepayment rate on mortgages of 18.42% and a weighted average life of 4.1 years.  At December 31, 2010, our MSR had an estimated fair value of $9.2 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.96%, a weighted average constant prepayment rate on mortgages of 19.94% and a weighted average life of 3.8 years.

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

At June 30, 2011, the carrying amount of our goodwill totaled $185.2 million.  On September 30, 2010, we performed our annual goodwill impairment test and determined the estimated fair value of our reporting unit to be in excess of its carrying amount.  Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.

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

Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer.  GSE issuance mortgage-backed securities comprised 96% of our securities portfolio at June 30, 2011.  Non-GSE issuance mortgage-backed securities at June 30, 2011 comprised 2% of our securities portfolio and had an amortized cost of $41.6 million, 45% of which are classified as available-for-sale and 55% of which are classified as held-to-maturity.  Substantially all of our non-GSE issuance securities are investment grade securities and they have performed similarly to our GSE issuance securities.  Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices.

The fair value of our investment portfolio is primarily impacted by changes in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.  At June 30, 2011, we had 41 securities with an estimated fair value totaling $240.2 million which had an unrealized loss totaling $804,000.  Of the securities in an unrealized loss position at June 30, 2011, $17.7 million, with an unrealized loss of $332,000, have been in a continuous unrealized loss position for more than twelve months.  At June 30, 2011, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities.  The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity.  Principal payments on loans and securities totaled $2.50 billion for the six months ended June 30, 2011, compared to $2.74 billion for the six months ended June 30, 2010.  The net decrease in loan and securities repayments for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, was primarily due to a decrease in securities repayments, partially offset by an increase in loan repayments.  The increase in loan repayments primarily reflects an increase in multi-family and commercial real estate mortgage loan repayments.  One-to-four family mortgage loan repayments for the six months ended June 30, 2011 decreased compared to the six months ended June 30, 2010, but remained at elevated levels as interest rates on thirty year fixed rate conforming mortgages, which we do not retain for portfolio, remained at historic lows and as loans in our portfolio which qualified under the expanded conforming loan limits were refinanced into fixed rate conforming mortgages.  During the 2011 second quarter, we decided to be somewhat more competitive with the pricing of our one-to-four family hybrid ARM and fifteen year jumbo mortgage rates which resulted in an increase in applications and a larger mortgage loan pipeline as of June 30, 2011 versus March 31, 2011.  The rise in interest rates on thirty year fixed rate mortgages at the end of the 2010 fourth quarter led to a decrease in loan repayments for the 2011 first and second quarters compared to the 2010 fourth quarter.  The decrease in interest rates on thirty year fixed rate mortgages during the 2011 second quarter may lead to a slight increase in repayments during the 2011 third quarter.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings.  However, for the six months ended June 30, 2011 and 2010, net deposit and borrowing activity resulted in a use of funds.  Net cash provided by operating activities totaled $126.0 million for the six months ended June 30, 2011 and $134.7 million for the six months ended June 30, 2010.  Deposits decreased $388.4 million during the six months ended June 30, 2011 and decreased $563.8 million during the six months ended June 30, 2010.  The net decreases in deposits for the six months ended June 30, 2011 and 2010 were primarily due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, NOW and demand deposit and money market accounts.  During the six months ended June 30, 2011 and 2010, we continued to allow high cost certificates of deposit to run off as total assets declined.  The increases in low cost savings, NOW and demand deposit and money market accounts during the six months ended June 30, 2011 and 2010 appear to reflect customer preference for the liquidity these types of deposits provide.  However, we have achieved some success in extending the terms of our retained certificates of deposit during the first half of 2011.  During the first half of 2011, we extended $538.2 million of certificates of deposit for terms of two years or more in an effort to help limit our exposure to future increases in interest rates.

Net borrowings decreased $582.8 million during the six months ended June 30, 2011 and decreased $64.8 million during the six months ended June 30, 2010.  The decrease in net borrowings during the six months ended June 30, 2011 was primarily due to cash flows from mortgage loan repayments in excess of mortgage loan originations and purchases which enabled us to repay a portion of our matured borrowings.  During the latter half of the 2010 second quarter, we increased longer term borrowings to take advantage of the current rates on such borrowings in anticipation of borrowings scheduled to mature in the 2010 third quarter.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities.  Gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2011 totaled $1.34 billion, of which $927.2 million were originations and $416.4 million were purchases.  This compares to gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2010 totaling $1.60 billion, of which $1.35 billion were originations and $243.4 million were purchases.  All of our mortgage loan originations and purchases during 2010 and the first half of 2011 were one-to-four family mortgage loans.  Overall one-to-four family mortgage loan origination and purchase volume for portfolio has been negatively affected by the historic low interest rates on thirty year fixed rate conforming mortgages, which we do not retain for portfolio, and the expanded conforming loan limits.  Purchases of securities totaled $356.7 million during the six months ended June 30, 2011 and $390.9 million during the six months ended June 30, 2010.

Our policies and procedures with respect to managing funding and liquidity risk are established to ensure our safe and sound operation in compliance with applicable bank regulatory requirements.  Our liquidity management process is sufficient to meet our daily funding needs and cover both expected and unexpected deviations from normal daily operations.  Processes are in place to appropriately identify, measure, monitor and control liquidity and funding risk.  The primary tools we use for measuring and managing liquidity risk include cash flow projections, diversified funding sources, stress testing, a cushion of liquid assets and contingency funding plans.

We maintain liquidity levels to meet our operational needs in the normal course of our business.  The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities.  Cash and due from banks and repurchase agreements, our most liquid assets, totaled $108.0 million at June 30, 2011 and $119.0 million at December 31, 2010.  At June 30, 2011, we had $1.03 billion in borrowings with a weighted average rate of 4.00% maturing over the next twelve months.  We have the flexibility to either repay or rollover these borrowings as they mature.  Included in our borrowings are various obligations which, by their terms, may be called by the securities dealers and the FHLB-NY.  We believe the potential for these borrowings to be called does not present liquidity concerns as they have various call dates and coupons and we believe we can readily obtain replacement funding, albeit at higher rates.  We do not believe any of our borrowing counterparty concentrations represent a material risk to our liquidity.  In addition, we had $3.23 billion in certificates of deposit and Liquid CDs at June 30, 2011 with a weighted average rate of 1.43% maturing over the next twelve months.  We have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.  However, should our balance sheet continue to contract, we may continue to see a reduction in borrowings and/or deposits.

The following table details our borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates at June 30, 2011.

				Certificates of Deposit
	Borrowings			and Liquid CDs
			Weighted			Weighted
			Average			Average
(Dollars in Millions)	Amount		Rate	Amount		Rate
Contractual Maturity:
Twelve months or less	$1,033		4.00%	$3,232	(1)	1.43%
Thirteen to thirty-six months	1,175	(2)	3.54	1,780		2.43
Thirty-seven to sixty months	200	(3)	4.18	1,153		2.82
Over sixty months	1,879	(4)	4.72	-		-
Total	$4,287		4.20%	$6,165		1.98%

(1)	Includes $363.4 million of Liquid CDs with a weighted average rate of 0.25% and $2.87 billion of certificates of deposit with a weighted average rate of 1.58%.
(2)	Includes $400.0 million of borrowings, with a weighted average rate of 4.11%, which are callable by the counterparty within the next three months and at various times thereafter.
(3)	Callable by the counterparty within the next three months and at various times thereafter.
(4)	Includes $1.75 billion of borrowings, with a weighted average rate of 4.35%, which are callable by the counterparty within the next three months and at various times thereafter.

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

On May 19, 2010, we filed an automatic shelf registration statement on Form S-3 with the SEC, which was declared effective immediately upon filing.  This shelf registration statement allows us to periodically offer and sell, from time to time, in one or more offerings, individually or in any combination, common stock, preferred stock, debt securities, capital securities, guarantees, warrants to purchase common stock or preferred stock and units consisting of one or more of the foregoing.  The shelf registration statement provides us with greater capital management flexibility and enables us to more readily access the capital markets in order to pursue growth opportunities that may become available to us in the future or should there be any changes in the regulatory environment that call for increased capital requirements.  Although the shelf registration statement does not limit the amount of the foregoing items that we may offer and sell pursuant to the shelf registration statement, our ability and any decision to do so is subject to market conditions and our capital needs.  At this time, we do not have immediate plans or current commitments to sell securities under the shelf registration statement.

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of interest on its debt obligations and repurchases of common stock.  During the six months ended June 30, 2011, Astoria Financial Corporation paid interest totaling $13.3 million and dividends totaling $24.7 million.  On July 20, 2011, we declared a quarterly cash dividend of $0.13 per share on shares of our common stock payable on  September 1, 2011 to stockholders of record as of the close of business on August 15, 2011.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At June 30, 2011, a maximum of 8,107,300 shares may yet be purchased under this plan, however, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal.  Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation.  During the six months ended June 30, 2011, Astoria Federal paid dividends to Astoria Financial Corporation totaling $26.0 million.  On July 18, 2011, Astoria Federal paid a dividend to Astoria Financial Corporation totaling $12.0 million.

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At June 30, 2011, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 8.61%, leverage capital ratio of 8.61% and total risk-based capital ratio of 15.78%.  The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%.  Astoria Federal’s Tier 1 risk-based capital ratio was 14.48% at June 30, 2011.  As of June 30, 2011, Astoria Federal continues to be a well capitalized institution for all bank regulatory purposes.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments.  Commitments to sell loans totaled $28.6 million at June 30, 2011.  The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.  We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2010.  Subsequent to June 30, 2011, we entered into a lease agreement for office space in Jericho, New York to house our new Multi-family and Commercial Real Estate Lending Department and other operations.

The following table details our contractual obligations at June 30, 2011.

	Payments due by period
		Less than	One to	Three to	More than
(In Thousands)	Total	One Year	Three Years	Five Years	Five Years
On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$4,222,866	$969,000	$1,175,000	$200,000	$1,878,866
Off-balance sheet contractual obligations:
Commitments to originate and purchase loans (1)	381,671	381,671	-	-	-
Commitments to fund unused lines of credit (2)	258,761	258,761	-	-	-
Total	$4,863,298	$1,609,432	$1,175,000	$200,000	$1,878,866

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

Comparison of Financial Condition as of June 30, 2011 and December 31, 2010 and  Operating Results for the Three and Six Months Ended June 30, 2011 and 2010

Financial Condition

Total assets decreased $968.9 million to $17.12 billion at June 30, 2011, from $18.09 billion at December 31, 2010.  The decrease in total assets was primarily due to a decrease in loans receivable and securities.

Loans receivable, net, decreased $696.7 million to $13.32 billion at June 30, 2011, from $14.02 billion at December 31, 2010.  This decrease was a result of repayments outpacing our mortgage  loan origination and purchase volume during the six months ended June 30, 2011.

Mortgage loans decreased $695.1 million to $13.13 billion at June 30, 2011, from $13.83 billion at December 31, 2010.  This decrease was primarily due to decreases in our multi-family, one-to-four family and commercial real estate mortgage loan portfolios.  Mortgage loan repayments increased to $1.94 billion for the six months ended June 30, 2011, from $1.85 billion for the six months ended June 30, 2010.  This increase was primarily due to an increase in multi-family and commercial real estate mortgage loan repayments, partially offset by a decrease in one-to-four family mortgage loan repayments.  Gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2011 totaled $1.34 billion, of which $927.2 million were originations and $416.4 million were purchases.  This compares to gross mortgage loans originated and purchased for portfolio totaling $1.60 billion during the six months ended June 30, 2010, of which $1.35 billion were originations and $243.4 million were purchases.  All of our mortgage loan originations and purchases during 2010 and the first six months of 2011 were one-to-four family mortgage loans.

Our mortgage loan portfolio continues to consist primarily of one-to-four family mortgage loans.  Our one-to-four family mortgage loan portfolio decreased $304.1 million to $10.55 billion at June 30, 2011, from $10.86 billion at December 31, 2010, and represented 78.6% of our total loan portfolio at June 30, 2011.  The decrease was primarily the result of the levels of repayments which outpaced our originations and purchases during the six months ended June 30, 2011.  One-to-four family mortgage loan repayments decreased during the six months ended June 30, 2011, compared to the six months ended June 30, 2010, but remain at elevated levels.  The rise in interest rates on thirty year fixed rate mortgages at the end of the 2010 fourth quarter led to a decrease in loan repayments which resulted in a significantly slower pace of decline in our one-to-four family mortgage loan portfolio in the 2011 first and second quarters, compared to the 2010 fourth quarter.  One-to-four family mortgage loan origination and purchase volume for portfolio has been negatively affected by the historic low interest rates for thirty year fixed rate conforming mortgages and the expanded conforming loan limits resulting in more borrowers opting for thirty year fixed rate conforming mortgages which we do not retain for portfolio.  During the six months ended June 30, 2011, the loan-to-value ratio of our one-to-four family mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 61% and the loan amount averaged approximately $754,000.

Our multi-family mortgage loan portfolio decreased $341.8 million to $1.85 billion at June 30, 2011, from $2.19 billion at December 31, 2010.  Our commercial real estate loan portfolio decreased $48.2 million to $723.5 million at June 30, 2011, from $771.7 million at December 31, 2010.  The decreases in these loan portfolios are attributable to repayments, the sale or transfer to held-for-sale of certain delinquent and non-performing loans and the absence of new multi-family and commercial real estate loan originations.  We expect to resume originations in the New York City mortgage market in the latter half of 2011 and have already resumed accepting multi-family and commercial real estate loan applications.

Securities decreased $150.4 million to $2.42 billion at June 30, 2011, from $2.57 billion at December 31, 2010.  This decrease was primarily the result of principal payments received of $510.1 million, partially offset by purchases of $356.7 million.  At June 30, 2011, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost of $2.30 billion, a weighted average current coupon of 3.74%, a weighted average collateral coupon of 5.19% and a weighted average life of 2.6 years.  For additional information regarding our securities portfolio, see Note 2 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

Deposits decreased $388.4 million to $11.21 billion at June 30, 2011, from $11.60 billion at December 31, 2010, due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, NOW and demand deposit and money market accounts.  Certificates of deposit decreased $512.3 million since December 31, 2010 to $5.80 billion at June 30, 2011.  Liquid CDs decreased $105.3 million since December 31, 2010 to $363.4 million at June 30, 2011.  Savings accounts increased $173.4 million since December 31, 2010 to $2.84 billion at June 30, 2011.  NOW and demand deposit accounts increased $35.1 million since December 31, 2010 to $1.81 billion at June 30, 2011.  Money market accounts increased $20.8 million since December 31, 2010 to $397.1 million at June 30, 2011.  During the first half of 2011, we continued to allow high cost certificates of deposit to run off as total assets declined.  The increases in low cost savings, NOW and demand deposit and money market accounts during the six months ended June 30, 2011 appear to reflect customer preference for the liquidity these types of deposits provide.

Total borrowings, net, decreased $582.8 million to $4.29 billion at June 30, 2011, from $4.87 billion at December 31, 2010.  The decrease in total borrowings was primarily the result of cash flows from mortgage loan and securities repayments exceeding mortgage loan originations and purchases, securities purchases and deposit outflows which enabled us to repay a portion of our matured borrowings.

Stockholders’ equity increased $36.8 million to $1.28 billion at June 30, 2011, from $1.24 billion at December 31, 2010.  The increase in stockholders’ equity was due to net income of $44.2 million, a decrease in accumulated other comprehensive loss of $6.8 million, the allocation of shares held by the employee stock ownership plan, or ESOP, of $5.8 million and stock-based compensation of $4.5 million.  These increases were partially offset by dividends declared of $24.7 million.

Results of Operations

General

Net income for the three months ended June 30, 2011 increased $1.3 million to $16.8 million, from $15.5 million for the three months ended June 30, 2010.  Diluted earnings per common share increased to $0.18 per share for the three months ended June 30, 2011, from $0.17 per share for the three months ended June 30, 2010.  Return on average assets increased to 0.39% for the three months ended June 30, 2011, from 0.31% for the three months ended June 30, 2010. Return on average stockholders’ equity increased to 5.31% for the three months ended June 30, 2011, from 5.09% for the three months ended June 30, 2010.  Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, increased to 6.21% for the three months ended June 30, 2011, from 6.01% for the three months ended June 30, 2010.

Net income for the six months ended June 30, 2011 increased $15.7 million to $44.2 million, from $28.5 million for the six months ended June 30, 2010.  Diluted earnings per common share increased to $0.46 per share for the six months ended June 30, 2011,  from $0.30 per share for the six months ended June 30, 2010.  Return on average assets increased to 0.50% for the six months ended June 30, 2011, from 0.28% for the six months ended June 30, 2010.  Return on average stockholders’ equity increased to 7.03% for the six months ended June 30, 2011, from 4.69% for the six months ended June 30, 2010.  Return on average tangible stockholders’ equity increased to 8.24% for the six months ended June 30, 2011, from 5.53% for the six months ended June 30, 2010.  The increases in the returns on average assets for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, were due to the increases in net income and decreases in average assets.  The increases in the returns on average stockholders’ equity and average tangible stockholders’ equity for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, were due to the increases in net income, partially offset by increases in average stockholders’ equity.

Our results of operations for the three and six months ended June 30, 2010 include $6.2 million ($4.0 million, after tax) of non-interest income related to a litigation settlement (Goodwill Litigation), $7.9 million ($5.1 million, after tax) of non-interest expense related to a litigation settlement (McAnaney Litigation), and a $1.5 million ($981,000, after tax) asset impairment charge against non-interest income related to an office building previously included in premises and equipment, net, which was sold in the 2011 second quarter.  For the three months ended June 30, 2010, these net charges reduced diluted earnings per common share by $0.02 per share, return on average assets by 4 basis points, return on average stockholders’ equity by 69 basis points and return on average tangible stockholders’ equity by 80 basis points.  For the six months ended June 30, 2010, these net charges reduced diluted earnings per common share by $0.02 per share, return on average assets by 2 basis points, return on average stockholders’ equity by 34 basis points and return on average tangible stockholders’ equity by 40 basis points.  For further discussion of the litigation settlements, see Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” in our 2010 Annual Report on Form 10-K.  For further discussion of the asset impairment charge recorded in the 2010 second quarter and the sale of the office building in the 2011 second quarter, see Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” in our 2010 Annual Report on Form 10-K and Note 5 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited),” in this Quarterly Report on Form 10-Q.

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

For the three months ended June 30, 2011, net interest income decreased $16.2 million to $95.7 million, from $111.9 million for the three months ended June 30, 2010, and decreased $29.0 million to $197.3 million for the six months ended June 30, 2011, from $226.3 million for the six months ended June 30, 2010, due to decreases in interest income, partially offset by decreases in interest expense.  Interest income for the three and six months ended June 30, 2011 decreased, compared to the three and six months ended June 30, 2010, primarily due to decreases in the average balances of mortgage loans and mortgage-backed and other securities, coupled with decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities.  Interest expense for the three and six months ended June 30, 2011 decreased, compared to the three and six months ended June 30, 2010, primarily due to decreases in the average balances of certificates of deposit and borrowings, coupled with decreases in the average costs of certificates of deposit.  The net interest rate spread decreased to 2.26% for the three months ended June 30, 2011, from 2.30% for the three months ended June 30, 2010, and decreased to 2.30% for the six months ended June 30, 2011, from 2.31% for the six months ended June 30, 2010.  The net interest margin decreased to 2.34% for the three months ended June 30, 2011, from 2.37% for the three months ended June 30, 2010, and decreased to 2.37% for the six months ended June 30, 2011, from 2.38% for the six months ended June 30, 2010.  The slight decreases in the net interest rate spread and net interest margin reflect the significant decreases in the yields on average interest-earning assets, substantially offset by the declines in the costs of average interest-bearing liabilities, for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010.  The average balance of net interest-earning assets decreased $12.0 million to $591.6 million for the three months ended June 30, 2011, from $603.6 million for the three months ended June 30, 2010, and increased $10.7 million to $588.0 million for the six months ended June 30, 2011, from $577.3 million for the six months ended June 30, 2010.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following tables set forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three and six months ended June 30, 2011 and 2010.  Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown.  Average balances are derived from average daily balances.  The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended June 30,
	2011				2010
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$10,675,616		$111,869	4.19%	$11,891,353		$136,750	4.60%
Multi-family, commercial real estate and construction	2,685,694		41,085	6.12	3,332,007		49,598	5.95
Consumer and other loans (1)	300,441		2,509	3.34	328,613		2,668	3.25
Total loans	13,661,751		155,463	4.55	15,551,973		189,016	4.86
Mortgage-backed and other securities (2)	2,448,292		21,339	3.49	3,003,555		29,636	3.95
Repurchase agreements and interest-earning cash accounts	150,589		74	0.20	127,810		54	0.17
FHLB-NY stock	127,603		1,637	5.13	174,339		1,921	4.41
Total interest-earning assets	16,388,235		178,513	4.36	18,857,677		220,627	4.68
Goodwill	185,151				185,151
Other non-interest-earning assets	872,016				852,970
Total assets	$17,445,402				$19,895,798

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,805,096		2,809	0.40	$2,328,276		2,345	0.40
Money market	395,512		450	0.46	337,851		374	0.44
NOW and demand deposit	1,807,350		290	0.06	1,684,022		271	0.06
Liquid CDs	386,556		238	0.25	622,381		769	0.49
Total core deposits	5,394,514		3,787	0.28	4,972,530		3,759	0.30
Certificates of deposit	5,978,431		31,851	2.13	7,554,438		45,737	2.42
Total deposits	11,372,945		35,638	1.25	12,526,968		49,496	1.58
Borrowings	4,423,712		47,153	4.26	5,727,065		59,182	4.13
Total interest-bearing liabilities	15,796,657		82,791	2.10	18,254,033		108,678	2.38
Non-interest-bearing liabilities	379,064				421,163
Total liabilities	16,175,721				18,675,196
Stockholders’ equity	1,269,681				1,220,602
Total liabilities and stockholders’ equity	$17,445,402				$19,895,798

Net interest income/
net interest rate spread (3)			$95,722	2.26%			$111,949	2.30%

Net interest-earning assets/
net interest margin (4)	$591,578			2.34%	$603,644			2.37%

Ratio of interest-earning assets to
interest-bearing liabilities	1.04	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,
	2011				2010
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$10,750,140		$226,545	4.21%	$11,947,176		$277,704	4.65%
Multi-family, commercial real estate and construction	2,784,778		85,577	6.15	3,379,096		100,723	5.96
Consumer and other loans (1)	304,194		5,016	3.30	330,474		5,319	3.22
Total loans	13,839,112		317,138	4.58	15,656,746		383,746	4.90
Mortgage-backed and other securities (2)	2,490,886		43,762	3.51	3,071,338		60,983	3.97
Repurchase agreements and interest-earning cash accounts	172,670		167	0.19	104,714		69	0.13
FHLB-NY stock	137,541		3,954	5.75	178,784		4,417	4.94
Total interest-earning assets	16,640,209		365,021	4.39	19,011,582		449,215	4.73
Goodwill	185,151				185,151
Other non-interest-earning assets	901,230				874,848
Total assets	$17,726,590				$20,071,581

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,754,957		5,496	0.40	$2,282,817		4,575	0.40
Money market	389,169		879	0.45	333,447		732	0.44
NOW and demand deposit	1,779,252		571	0.06	1,650,178		528	0.06
Liquid CDs	412,638		506	0.25	647,369		1,592	0.49
Total core deposits	5,336,016		7,452	0.28	4,913,811		7,427	0.30
Certificates of deposit	6,092,447		65,218	2.14	7,686,313		95,611	2.49
Total deposits	11,428,463		72,670	1.27	12,600,124		103,038	1.64
Borrowings	4,623,772		95,100	4.11	5,834,163		119,876	4.11
Total interest-bearing liabilities	16,052,235		167,770	2.09	18,434,287		222,914	2.42
Non-interest-bearing liabilities	415,250				421,905
Total liabilities	16,467,485				18,856,192
Stockholders’ equity	1,259,105				1,215,389
Total liabilities and stockholders’ equity	$17,726,590				$20,071,581

Net interest income/
net interest rate spread (3)			$197,251	2.30%			$226,301	2.31%

Net interest-earning assets/
net interest margin (4)	$587,974			2.37%	$577,295			2.38%

Ratio of interest-earning assets to
interest-bearing liabilities	1.04	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010			Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
	Increase (Decrease)			Increase (Decrease)
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
One-to-four family	$(13,292)	$(11,589)	$(24,881)	$(26,311)	$(24,848)	$(51,159)
Multi-family, commercial real estate and construction	(9,889)	1,376	(8,513)	(18,257)	3,111	(15,146)
Consumer and other loans	(232)	73	(159)	(432)	129	(303)
Mortgage-backed and other securities	(5,090)	(3,207)	(8,297)	(10,676)	(6,545)	(17,221)
Repurchase agreements and interest-earning cash accounts	10	10	20	57	41	98
FHLB-NY stock	(567)	283	(284)	(1,117)	654	(463)
Total	(29,060)	(13,054)	(42,114)	(56,736)	(27,458)	(84,194)
Interest-bearing liabilities:
Savings	464	-	464	921	-	921
Money market	60	16	76	129	18	147
NOW and demand deposit	19	-	19	43	-	43
Liquid CDs	(232)	(299)	(531)	(462)	(624)	(1,086)
Certificates of deposit	(8,820)	(5,066)	(13,886)	(18,114)	(12,279)	(30,393)
Borrowings	(13,837)	1,808	(12,029)	(24,776)	-	(24,776)
Total	(22,346)	(3,541)	(25,887)	(42,259)	(12,885)	(55,144)
Net change in net interest income	$(6,714)	$(9,513)	$(16,227)	$(14,477)	$(14,573)	$(29,050)

Interest Income

Interest income decreased $42.1 million to $178.5 million for the three months ended June 30, 2011, from $220.6 million for the three months ended June 30, 2010, due to a decrease of $2.47 billion in the average balance of interest-earning assets to $16.39 billion for the three months ended June 30, 2011, from $18.86 billion for the three months ended June 30, 2010, coupled with a decrease in the average yield on interest-earning assets to 4.36% for the three months ended June 30, 2011, from 4.68% for the three months ended June 30, 2010.  The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balances of one-to-four family mortgage loans, multi-family, commercial real estate and construction loans and mortgage-backed and other securities.  The decrease in the average yield on interest-earning assets was primarily due to decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities, partially offset by an increase in the average yield on multi-family, commercial real estate and construction loans.

Interest income on one-to-four family mortgage loans decreased $24.9 million to $111.9 million for the three months ended June 30, 2011, from $136.8 million for the three months ended June 30, 2010, due to the combined effect of a decrease of $1.22 billion in the average balance of such loans and a decrease in the average yield to 4.19% for the three months ended June 30, 2011, from 4.60% for the three months ended June 30, 2010.  The decrease in the average balance of one-to-four family mortgage loans was primarily due to the levels of repayments over the past year which have outpaced the levels of originations and purchases.  The decrease in the average yield was primarily due to new originations at lower interest rates than the rates on loans repaid over the past year and the impact of the downward repricing of our ARM loans, partially offset by a decrease in net premium amortization.  The lower interest rates and decrease in the average balance are attributable to the U.S. government subsidizing the residential mortgage market with programs designed to keep the interest rate for thirty year fixed rate conforming mortgage loans at historic low levels, coupled with expanded conforming loan limits.  Net premium amortization on one-to-four family mortgage loans decreased $2.1 million to $5.5 million for the three months ended June 30, 2011, from $7.6 million for the three months ended June 30, 2010.  The decrease in net premium amortization reflects the lower average balance of one-to-four family mortgage loans and a decrease in prepayments during the three months ended June 30, 2011, compared to the three months ended June 30, 2010.

Interest income on multi-family, commercial real estate and construction loans decreased $8.5 million to $41.1 million for the three months ended June 30, 2011, from $49.6 million for the three months ended June 30, 2010, due to a decrease of $646.3 million in the average balance of such loans, partially offset by an increase in the average yield to 6.12% for the three months ended June 30, 2011, from 5.95% for the three months ended June 30, 2010.  The decrease in the average balance of multi-family, commercial real estate and construction loans is attributable to repayments, the sale or transfer to held-for-sale of certain delinquent and non-performing loans and the absence of new multi-family, commercial real estate and construction loan originations.  The increase in the average yield on multi-family, commercial real estate and construction loans is primarily due to an increase in prepayment penalties and also reflects a decrease in non-performing loans in 2011 compared to 2010, due primarily to the sale of certain delinquent and non-performing loans over the past year. Prepayment penalties increased $782,000 to $1.4 million for the three months ended June 30, 2011, from $660,000 for the three months ended June 30, 2010.

Interest income on mortgage-backed and other securities decreased $8.3 million to $21.3 million for the three months ended June 30, 2011, from $29.6 million for the three months ended June 30, 2010, due to a decrease of $555.3 million in the average balance of the portfolio, coupled with a decrease in the average yield to 3.49% for the three months ended June 30, 2011, from 3.95% for the three months ended June 30, 2010.  The decrease in the average balance of mortgage-backed and other securities was the result of repayments exceeding securities purchased over the past year.  The decrease in the average yield was primarily due to repayments on higher yielding securities and purchases of new securities with lower coupons, in the prevailing lower interest rate environment, than the weighted average coupon for the portfolio.

Interest income decreased $84.2 million to $365.0 million for the six months ended June 30, 2011, from $449.2 million for the six months ended June 30, 2010, due to a decrease of $2.37 billion in the average balance of interest-earning assets to $16.64 billion for the six months ended June 30, 2011, from $19.01 billion for the six months ended June 30, 2010, coupled with a decrease in the average yield on interest-earning assets to 4.39% for the six months ended June 30, 2011, from 4.73% for the six months ended June 30, 2010.

Interest income on one-to-four family mortgage loans decreased $51.2 million to $226.5 million for the six months ended June 30, 2011, from $277.7 million for the six months ended June 30, 2010, due to the combined effect of a decrease of $1.20 billion in the average balance of such loans and a decrease in the average yield to 4.21% for the six months ended June 30, 2011, from 4.65% for the six months ended June 30, 2010.  Net premium amortization on one-to-four family mortgage loans decreased $3.0 million to $12.4 million for the six months ended June 30, 2011, from $15.4 million for the six months ended June 30, 2010.

Interest income on multi-family, commercial real estate and construction loans decreased $15.1 million to $85.6 million for the six months ended June 30, 2011, from $100.7 million for the six months ended June 30, 2010, due to a decrease of $594.3 million in the average balance of such loans, partially offset by an increase in the average yield to 6.15% for the six months ended June 30, 2011, from 5.96% for the six months ended June 30, 2010.  Prepayment penalties increased $1.9 million to $3.1 million for the six months ended June 30, 2011, from $1.2 million for the six months ended June 30, 2010.

Interest income on mortgage-backed and other securities decreased $17.2 million to $43.8 million for the six months ended June 30, 2011, from $61.0 million for the six months ended June 30, 2010.  This decrease was due to a decrease of $580.5 million in the average balance of the portfolio, coupled with a decrease in the average yield to 3.51% for the six months ended June 30, 2011, from 3.97% for the six months ended June 30, 2010.

The principal reasons for the changes in the average yields and average balances of the various assets noted above for the six months ended June 30, 2011 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2011.

Interest Expense

Interest expense decreased $25.9 million to $82.8 million for the three months ended June 30, 2011, from $108.7 million for the three months ended June 30, 2010, due to a decrease of $2.45 billion in the average balance of interest-bearing liabilities to $15.80 billion for the three months ended June 30, 2011, from $18.25 billion for the three months ended June 30, 2010, coupled with a decrease in the average cost of interest-bearing liabilities to 2.10% for the three months ended June 30, 2011, from 2.38% for the three months ended June 30, 2010.  The decrease in the average balance of interest-bearing liabilities was primarily due to decreases in the average balances of certificates of deposit and borrowings.  The decrease in the average cost of interest-bearing liabilities was primarily due to a decrease in the average cost of certificates of deposit, partially offset by an increase in the average cost of borrowings.

Interest expense on total deposits decreased $13.9 million to $35.6 million for the three months ended June 30, 2011, from $49.5 million for the three months ended June 30, 2010, due to a decrease of $1.16 billion in the average balance of total deposits to $11.37 billion for the three months ended June 30, 2011, from $12.53 billion for the three months ended June 30, 2010, coupled with a decrease in the average cost to 1.25% for the three months ended June 30, 2011, from 1.58% for the three months ended June 30, 2010.  The decrease in the average balance of total deposits was primarily due to a decrease in the average balance of certificates of deposit.  The decrease in the average cost of total deposits was primarily due to the impact of the decline in interest rates over the past year on our certificates of deposit which matured and were replaced at lower interest rates.

Interest expense on certificates of deposit decreased $13.8 million to $31.9 million for the three months ended June 30, 2011, from $45.7 million for the three months ended June 30, 2010, due to a decrease of $1.58 billion in the average balance, coupled with a decrease in the average cost to 2.13% for the three months ended June 30, 2011, from 2.42% for the three months ended June 30, 2010.  The decrease in the average balance of certificates of deposit was primarily the result of our reduced focus on certificates of deposit.  Throughout most of 2010 and into the first half of 2011, we continued to allow high cost certificates of deposit to run off as total assets declined.  The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates.  During the three months ended June 30, 2011, $1.02 billion of certificates of deposit matured, with a weighted average rate of 1.82% and a weighted average maturity at inception of nineteen months, and $669.3 million of certificates of deposit were issued or repriced, with a weighted average rate of 0.91% and a weighted average maturity at inception of twenty-one months.

Interest expense on borrowings decreased $12.0 million to $47.2 million for the three months ended June 30, 2011, from $59.2 million for the three months ended June 30, 2010, due to a decrease of $1.30 billion in the average balance, partially offset by an increase in the average cost to 4.26% for the three months ended June 30, 2011, from 4.13% for the three months ended June 30, 2010.  The decrease in the average balance of borrowings was the result of cash flows from mortgage loan and securities repayments exceeding mortgage loan originations and purchases, securities purchases and deposit outflows which enabled us to repay a portion of our matured borrowings.  The increase in the average cost of borrowings is a result of borrowings which matured over the past year which had interest rates below the weighted average rate for the borrowings portfolio.

Interest expense decreased $55.1 million to $167.8 million for the six months ended June 30, 2011, from $222.9 million for the six months ended June 30, 2010, due to a decrease of $2.38 billion in the average balance of interest-bearing liabilities to $16.05 billion for the six months ended June 30, 2011, from $18.43 billion for the six months ended June 30, 2010, coupled with a decrease in the average cost of interest-bearing liabilities to 2.09% for the six months ended June 30, 2011, from 2.42% for the six months ended June 30, 2010.  The decrease in the average cost of interest-bearing liabilities was primarily due to a decrease in the average cost of certificates of deposit.

Interest expense on total deposits decreased $30.3 million to $72.7 million for the six months ended June 30, 2011, from $103.0 million for the six months ended June 30, 2010, due to a decrease of $1.17 billion in the average balance of total deposits to $11.43 billion for the six months ended June 30, 2011, from $12.60 billion for the six months ended June 30, 2010, coupled with a decrease in the average cost to 1.27% for the six months ended June 30, 2011, from 1.64% for the six months ended June 30, 2010.

Interest expense on certificates of deposit decreased $30.4 million to $65.2 million for the six months ended June 30, 2011, from $95.6 million for the six months ended June 30, 2010, due to a decrease of $1.59 billion in the average balance, coupled with a decrease in the average cost to 2.14% for the six months ended June 30, 2011, from 2.49% for the six months ended June 30, 2010.  During the six months ended June 30, 2011, $2.09 billion of certificates of deposit matured, with a weighted average rate of 1.67% and a weighted average maturity at inception of seventeen months, and $1.51 billion of certificates of deposit were issued or repriced, with a weighted average rate of 1.04% and a weighted average maturity at inception of twenty-two months.

Interest expense on borrowings decreased $24.8 million to $95.1 million for the six months ended June 30, 2011, from $119.9 million for the six months ended June 30, 2010, due to a decrease of $1.21 billion in the average balance.

Except as otherwise noted, the principal reasons for the changes in the average costs and average balances of the various liabilities noted above for the six months ended June 30, 2011 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2011.

Provision for Loan Losses

We review our allowance for loan losses on a quarterly basis.  Material factors considered during our quarterly review are our loss experience, the composition and direction of loan delinquencies, the size and composition of our loan portfolio and the impact of current economic conditions.  We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  As a geographically diversified residential lender, we have been affected by negative consequences arising from the economic recession that continued throughout most of 2009 and, in particular, a sharp downturn in the housing industry nationally, as well as economic and housing industry weaknesses in the New York metropolitan area.  We are particularly vulnerable to a job loss recession.  Although the national economy has continued to experience some recovery during the first half of 2011, it has weakened somewhat during the 2011 second quarter as evidenced by, among other things, an increase in the unemployment rate for June 2011 compared to March 2011 and significantly lower job growth during the 2011 second quarter than the moderate growth experienced in the 2011 first quarter.  Softness persists in the housing and real estate markets and unemployment levels remain elevated.

The allowance for loan losses decreased to $182.7 million at June 30, 2011, compared to $189.5 million at March 31, 2011 and $201.5 million at December 31, 2010.  The allowance for loan losses reflects the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, the size and composition of our loan portfolio and our evaluation of the housing and real estate markets and overall economy, including the unemployment rate.  The provision for loan losses decreased $25.0 million to $10.0 million for the three months ended June 30, 2011, from $35.0 million for the three months ended June 30, 2010, and decreased $63.0 million to $17.0 million for the six months ended June 30, 2011, from $80.0 million for the six months ended June 30, 2010.  The decreases in the allowance for loan losses and the provision for loan losses reflect the stabilizing trend in overall asset quality experienced in 2010 and into 2011, coupled with the decline in the loan portfolio over the same period.  While the allowance for loan losses at June 30, 2011 decreased $6.8 million from March 31, 2011, the provision for loan losses was $3.0 million higher in the 2011 second quarter compared to the 2011 first quarter in order to maintain our strong coverage ratios in the face of a somewhat weaker economy and slightly higher unemployment along with prolonged softness in housing values.  The allowance for loan losses as a percentage of total loans was 1.35% at June 30, 2011, compared to 1.37% at March 31, 2011 and 1.42% at December 31, 2010.  The allowance for loan losses as a percentage of non-performing loans was 48.55% at June 30, 2011, compared to 50.70% at March 31, 2011 and 51.57% at December 31, 2010.  Non-performing loans totaled

$376.3 million at June 30, 2011, an increase of $2.5 million compared to $373.8 million at March 31, 2011 and a decrease of $14.4 million compared to $390.7 million at December 31, 2010.  The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages we apply to our non-performing loans are higher than the allowance coverage percentages applied to our performing loans.  In determining our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral.  To further enhance our non-performing loan analysis, during the quarter ended June 30, 2011, we began segmenting our non-performing loans by state and analyzing our historical loss experience and cure rates by state.

When analyzing our asset quality trends and coverage ratios, consideration is given to the accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio.  Included in our non-performing loans are one-to-four family mortgage loans which are 180 days or more past due.  We update our collateral values on one-to-four family mortgage loans which are 180 days past due and annually thereafter.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its fair value less estimated selling costs.  Therefore certain losses inherent in our non-performing one-to-four family mortgage loans are being recognized at 180 days of delinquency and annually thereafter and accordingly are charged off.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  In effect, these loans have been written down to their fair value less estimated selling costs and the inherent loss has been recognized.  Therefore, when reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs is considered.  At June 30, 2011, non-performing loans included one-to-four family mortgage loans which were 180 days or more past due totaling $250.8 million, net of $69.1 million in charge-offs related to such loans, which had a related allowance for loan losses totaling $7.0 million.  Excluding these one-to-four family mortgage loans which were 180 days or more past due at June 30, 2011 and their related allowance, our ratio of the allowance for loan losses to non-performing loans would be approximately 140%, which is a non-GAAP financial measure, compared to the ratio of allowance for loan losses to non-performing loans of approximately 49%, as noted above.

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio.  We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time.  Our 2011 second quarter analysis of loss severity on one-to-four family mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO) to the loan’s original principal balance during the twelve months ended March 31, 2011, indicated an average loss severity of approximately 28% compared to an average loss severity of approximately 26% in our 2011 first quarter analysis.  Our analysis in the 2011 second quarter primarily reviewed one-to-four family REO sales which occurred during the twelve months ended March 31, 2011 and included both full documentation and reduced documentation loans in a variety of states with varying years of origination.  Our 2011 second quarter analysis of charge-offs on multi-family, commercial real estate and construction loans, primarily related to loan sales, during the twelve months ended March 31, 2011, indicated an average loss severity of approximately 31%.  This compares to an average loss severity of approximately 30% in our 2011 first quarter analysis.  We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses.  However, the uniqueness of each multi-family, commercial real estate and construction loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses.  We also obtain updated estimates of collateral value on our non-performing multi-family, commercial real estate and construction loans with balances of $1.0 million or greater.  We believe that using the loss experience of the past year (twelve months prior to the quarterly analysis) is reflective of the current economic and real estate environment.  The ratio of the allowance for loan losses to non-performing loans was approximately 49% at June 30, 2011, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses.

Net loan charge-offs totaled $16.8 million, or forty-nine basis points of average loans outstanding, annualized, for the three months ended June 30, 2011 and $35.8 million, or fifty-two basis points of average loans outstanding, annualized, for the six months ended June 30, 2011.  This compares to net loan charge-offs of $34.7 million, or eighty-nine basis points of average loans outstanding, annualized, for the three months ended June 30, 2010 and $63.1 million, or eighty-one basis points of average loans outstanding, annualized, for the six months ended June 30, 2010.  The decrease in net loan charge-offs for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, was primarily due to decreases in one-to-four family and multi-family mortgage loan charge-offs.  The decrease in net loan charge-offs for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, was primarily due to decreases in multi-family, one-to-four family and commercial real estate mortgage loan charge-offs.  Our non-performing loans, which are comprised primarily of mortgage loans, decreased $14.4 million to $376.3 million, or 2.79% of total loans, at June 30, 2011, from $390.7 million, or 2.75% of total loans, at December 31, 2010.  The decrease was primarily due to a decrease of $12.8 million in non-performing one-to-four family mortgage loans.  We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  If the sale and reclassification to held-for-sale of certain delinquent and non-performing loans, primarily multi-family and one-to-four family mortgage loans, during the six months ended June 30, 2011 had not occurred, our non-performing loans would have been $24.4 million higher, which amount is gross of $7.0 million in net charge-offs taken on such loans.

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

During the 2011 first quarter, total delinquencies decreased primarily due to a decrease in non-performing loans and early stage delinquencies, continuing the trend from 2010.  Net loan charge-offs decreased slightly for the 2011 first quarter compared to the 2010 fourth quarter.  The national unemployment rate decreased to 8.8% for March 2011 and there were modest job gains for the quarter totaling 478,000 at the time of our analysis.  We continued to update our charge-off and loss analysis during the 2011 first quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased compared to December 31, 2010 and totaled $189.5 million at March 31, 2011 which resulted in a provision for loan losses of $7.0 million for the 2011 first quarter.  During the 2011 second quarter, total delinquencies decreased due to a decrease in loans 60-89 days past due, partially offset by an increase in loans 30-59 days past due and a slight increase in non-performing loans.  The unemployment rate increased to 9.2% for June 2011 and job gains decreased significantly from the first quarter and totaled 260,000 at the time of our analysis.  Net loan charge-offs decreased for the 2011 second quarter compared to the 2011 first quarter.  We continued to update our charge-off and loss analysis during the 2011 second quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased compared to March 31, 2011 and totaled $182.7 million at June 30, 2011 which resulted in a provision for loan losses of $10.0 million for the three months ended June 30, 2011 and $17.0 million for the six months ended June 30, 2011.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, delinquencies, charge-off experience, non-accrual and non-performing loans and the current economic environment.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at June 30, 2011 and December 31, 2010.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality” and Note 4 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

Non-Interest Income

Non-interest income decreased $6.2 million to $17.0 million for the three months ended June 30, 2011, from $23.2 million for the three months ended June 30, 2010, and decreased $6.8 million to $35.1 million for the six months ended June 30, 2011, from $41.9 million for the six months ended June 30, 2010.  These decreases were primarily due to decreases in other operating income and customer service fees.

Other non-interest income decreased $4.9 million to $1.1 million for the three months ended June 30, 2011, from $6.0 million for the three months ended June 30, 2010, and decreased $5.2 million to $1.9 million for the six months ended June 30, 2011, from $7.1 million for the six months ended June 30, 2010.  These decreases were primarily due to a litigation settlement (Goodwill Litigation) of $6.2 million, partially offset by an asset impairment charge of $1.5 million, recorded in the 2010 second quarter.  For further discussion of the litigation settlement, see Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” in our 2010 Annual Report on Form 10-K.  The asset impairment charge was related to an office building previously included in premises and equipment, net, which was sold in the 2011 second quarter.  For further discussion of the asset impairment charge recorded in the 2010 second quarter and the sale of the building in the 2011 second quarter, see Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” in our 2010 Annual Report on Form 10-K and Note 5 of Notes to Consolidated Financial

Statements in Item 1, “Financial Statements (Unaudited),” in this Quarterly Report on Form 10-Q.

Customer service fees decreased $1.3 million to $12.1 million for the three months ended June 30, 2011, from $13.4 million for the three months ended June 30, 2010, and decreased $2.9 million to $23.8 million for the six months ended June 30, 2011, from $26.7 million for the six months ended June 30, 2010.  These decreases were primarily due to decreases in overdraft fees related to transaction accounts.

Non-Interest Expense

Non-interest expense increased slightly to $76.0 million for the three months ended June 30, 2011, from $75.8 million for the three months ended June 30, 2010, and increased $1.5 million to $145.6 million for the six months ended June 30, 2011, from $144.1 million for the six months ended June 30, 2010.  These increases were primarily due to increases in Federal Deposit Insurance Corporation, or FDIC, insurance premium expense, compensation and benefits expense and advertising expense, partially offset by decreases in other non-interest expense.  Our percentage of general and administrative expense to average assets, annualized, increased to 1.74% for the three months ended June 30, 2011, from 1.52% for the three months ended June 30, 2010, and increased to 1.64% for the six months ended June 30, 2011, from 1.44% for the six months ended June 30, 2010.  The increases in these ratios were primarily due to the decrease in average assets for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010.

FDIC insurance premium expense increased $4.6 million to $11.2 million for the three months ended June 30, 2011, from $6.6 million for the three months ended June 30, 2010, and increased $3.5 million to $16.7 million for the six months ended June 30, 2011, from $13.2 million for the six months ended June 30, 2010.  On February 7, 2011, the FDIC adopted a final rule that redefined the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, rather than on deposit bases, as required by the Reform Act, and revised the risk-based assessment system for all large insured depository institutions effective April 1, 2011 and results in significantly higher FDIC insurance premium expense.  For further discussion of the changes in FDIC insurance premiums, see “Federally Chartered Savings Association Regulation – Insurance of Deposit Accounts,” in Part I, Item 1, of our 2010 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors,” in our March 31, 2011 Quarterly Report on Form 10-Q.

Compensation and benefits expense increased $2.6 million to $37.2 million for the three months ended June 30, 2011, from $34.6 million for the three months ended June 30, 2010 and increased $3.8 million to $73.7 million for the six months ended June 30, 2011, from $69.9 million for the six months ended June 30, 2010.  These increases were primarily due to increases in pension and other postretirement benefits expense, salaries and stock-based compensation costs.

Advertising expense increased $1.0 million to $2.0 million for the three months ended June 30, 2011, from $1.0 million for the three months ended June 30, 2010 and increased $919,000 to $3.7 million for the six months ended June 30, 2011, from $2.8 million for the six months ended June 30, 2010 due to additional marketing campaigns.

Other non-interest expense decreased $7.3 million to $9.6 million for the three months ended June 30, 2011, from $16.9 million for the three months ended June 30, 2010, and decreased $6.1 million to $19.0 million for the six months ended June 30, 2011, from $25.1 million for the six months ended June 30, 2010.  These decreases were primarily due to a litigation settlement (McAnaney Litigation) of $7.9 million recorded in the 2010 second quarter, partially offset by increases in REO related expense.  For further discussion of the litigation settlement, see Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” in our 2010 Annual Report on Form 10-K.   REO related expenses increased $874,000 to $2.8 million for the three months ended June 30, 2011 and increased $2.2 million to $5.9 million for the six months ended June 30, 2011.

In connection with the implementation of the Reform Act and our transition to the OCC as our primary regulator and the resultant enhanced scrutiny of larger institutions, we have decided to enhance various systems and add staff to keep up with the operational and regulatory burden associated with an institution of our size.  This will result in additional investments in both technology and staffing that are likely to increase our non-interest expense.

Income Tax Expense

For the three months ended June 30, 2011, income tax expense totaled $10.0 million, representing an effective tax rate of 37.2%, compared to $8.7 million for the three months ended June 30, 2010, representing an effective tax rate of 36.0%.  For the six months ended June 30, 2011, income tax expense totaled $25.5 million, representing an effective tax rate of 36.6%, compared to $15.6 million for the six months ended June 30, 2010, representing an effective tax rate of 35.4%.  The increases in the effective tax rates for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, reflect an increase in pre-tax book income with increases in net nonfavorable permanent differences.

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

The composition of our loan portfolio, by property type, has remained relatively consistent over the last several years.  At June 30, 2011, our loan portfolio was comprised of 79% one-to-four family mortgage loans, 14% multi-family mortgage loans, 5% commercial real estate loans and 2% other loan categories.  This compares to 77% one-to-four family mortgage loans, 16% multi-family mortgage loans, 5% commercial real estate loans and 2% other loan categories at December 31, 2010.  At June 30, 2011 and December 31, 2010, full documentation loans comprised 84% of our one-to-four family mortgage loan portfolio and 87% of our total mortgage loan portfolio.

The following table provides further details on the composition of our one-to-four family mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At June 30, 2011		At December 31, 2010
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
One-to-four family:
Full documentation interest-only (1)	$3,328,525	31.55%	$3,811,762	35.12%
Full documentation amortizing	5,564,833	52.74	5,272,171	48.57
Reduced documentation interest-only (1)(2)	1,232,554	11.68	1,331,294	12.26
Reduced documentation amortizing (2)	425,085	4.03	439,834	4.05
Total one-to-four family	$10,550,997	100.00%	$10,855,061	100.00%

(1)
Interest-only loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  Includes interest-only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaling $2.70 billion at June 30, 2011 and $2.91 billion at December 31, 2010.

(2)	Includes SISA loans totaling $256.7 million at June 30, 2011 and $272.7 million at December 31, 2010.

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

The market does not apply a uniform definition of what constitutes “subprime” lending.  Our reference to subprime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the federal bank regulatory agencies, or the Agencies, on June 29, 2007, which further references the “Expanded Guidance for Subprime Lending Programs,” or the Expanded Guidance, issued by the Agencies by press release dated January 31, 2001.  In the Expanded Guidance, the Agencies indicated that subprime lending does not refer to individual subprime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards.  The Agencies recognize that many prime loan portfolios will contain such accounts.  The Agencies also excluded prime loans that develop credit problems after acquisition and community development loans from the subprime arena.  According to the Expanded Guidance, subprime loans are other loans to borrowers which display one or more characteristics of reduced payment capacity.  Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all subprime borrowers and may not match all markets or institutions’ specific subprime definitions, are set forth, including having a credit (FICO) score of 660 or below.  However, we do not associate a particular FICO score with our definition of subprime loans.  Consistent with the guidance provided by federal bank regulatory agencies, we consider subprime loans to be loans to borrowers with a credit history containing one or more of the following at the time of origination: (1) bankruptcy within the last four years; (2) foreclosure within the last two years; or (3) two 30 day mortgage delinquencies in the last twelve months.  In addition, subprime loans generally display the risk layering of the following features: high debt-to-income ratio; low or no cash reserves; loan-to-value ratios over 90%; short-term interest-only periods or negative amortization loan products; or reduced or no documentation loans.  Our current underwriting standards would generally preclude us from originating loans to borrowers with a credit history containing a bankruptcy or a foreclosure within the last five years or two 30 day mortgage delinquencies in the last twelve months.  Based upon the definition and exclusions described above, we are a prime lender.  Within our portfolio of one-to-four family mortgage loans, we have loans to borrowers who had FICO scores of 660 or below at the time of origination. However, as a portfolio lender we underwrite our loans considering all credit criteria, as well as collateral value, and do not base our underwriting decisions solely on FICO scores.  Based on our underwriting criteria, particularly the average loan-to-value ratios at origination, we consider our loans to borrowers with FICO scores of 660 or below at origination to be prime loans.

Although FICO scores are considered as part of our underwriting process, they have not always been recorded on our mortgage loan system and are not available for all of the one-to-four family mortgage loans on our mortgage loan system.  However, substantially all of our one-to-four family mortgage loans originated since March 2005 have credit scores available on our mortgage loan system.  At June 30, 2011, one-to-four family mortgage loans which had FICO scores available on our mortgage loan system totaled $9.19 billion, or 87% of our total one-to-four family mortgage loan portfolio, of which $452.0 million, or 5%, had FICO scores of 660 or below at the date of origination.  At December 31, 2010, one-to-four family mortgage loans which had FICO scores available on our mortgage loan system totaled $9.39 billion, or 86% of our total one-to-four family mortgage loan portfolio, of which $473.3 million, or 5%, had FICO scores of 660 or below at the date of origination. Of our one-to-four family mortgage loans to borrowers with known FICO scores of 660 or below, 72% are interest-only hybrid ARM loans, 26% are amortizing hybrid ARM loans and 2% are amortizing fixed rate loans at June 30, 2011 and 73% are interest-only hybrid ARM loans, 26% are amortizing hybrid ARM loans and 1% are amortizing fixed rate loans at December 31, 2010.  In addition, 67% of our loans to borrowers with known FICO scores of 660 or below were full documentation loans and 33% were reduced documentation loans at June 30, 2011 and at December 31, 2010.  We believe the aforementioned loans, when originated, were amply collateralized and otherwise conformed to our prime lending standards and do not present a greater risk of loss or other asset quality risk relative to comparable loans in our portfolio to other borrowers with higher credit scores.  We do not have FICO scores recorded on our mortgage loan system for 13% of our one-to-four family mortgage loans at June 30, 2011 and 14% of our one-to-four family mortgage loans at December 31, 2010.  Of our one-to-four family mortgage loans without a FICO score available on our mortgage loan system at June 30, 2011, 67% are amortizing hybrid ARM loans, 26% are interest-only hybrid ARM loans and 7% are amortizing fixed rate loans, and at December 31, 2010, 66% are amortizing hybrid ARM loans, 26% are interest-only hybrid ARM loans and 8% are amortizing fixed rate loans.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At June 30, 2011	At December 31, 2010
Non-accrual delinquent mortgage loans	$370,496	$384,291
Non-accrual delinquent consumer and other loans	5,231	5,574
Mortgage loans delinquent 90 days or more and still accruing interest (1)	613	845
Total non-performing loans (2)	376,340	390,710
REO, net (3)	59,323	63,782
Total non-performing assets	$435,663	$454,492
Non-performing loans to total loans	2.79%	2.75%
Non-performing loans to total assets	2.20	2.16
Non-performing assets to total assets	2.54	2.51
Allowance for loan losses to non-performing loans	48.55	51.57
Allowance for loan losses to total loans	1.35	1.42

(1)	Mortgage loans delinquent 90 days or more and still accruing interest consist primarily of loans delinquent 90 days or more as to their maturity date but not their interest due.
(2)
Non-performing loans exclude loans which have been restructured and are accruing and performing in accordance with the restructured terms for a satisfactory period of time, generally six months.  Restructured accruing loans totaled $64.6 million at June 30, 2011 and $49.2 million at December 31, 2010.  Restructured loans included in non-performing loans totaled $45.6 million at June 30, 2011 and $47.5 million at December 31, 2010.

(3)	REO, primarily all of which are one-to-four family properties, is net of allowance for losses totaling $1.7 million at June 30, 2011 and $1.5 million at December 31, 2010.

Total non-performing assets decreased $18.8 million to $435.7 million at June 30, 2011, from $454.5 million at December 31, 2010.  This decrease was primarily due to a decrease in non-performing loans, coupled with a decrease in REO, net.  Non-performing loans, the most significant component of non-performing assets, decreased $14.4 million to $376.3 million at June 30, 2011, from $390.7 million at December 31, 2010, primarily due to a decrease of $12.8 million in non-performing one-to-four family mortgage loans.  Non-performing one-to-four family mortgage loans reflect a greater concentration in non-performing reduced documentation loans.  Reduced documentation loans represent only 16% of the one-to-four family mortgage loan portfolio, yet represent 55% of non-performing one-to-four family mortgage loans at June 30, 2011.  The ratio of non-performing loans to total loans increased to 2.79% at June 30, 2011, from 2.75% at December 31, 2010.  The ratio of non-performing assets to total assets increased to 2.54% at June 30, 2011, from 2.51% at December 31, 2010.  The increases in these ratios are attributable to the decreases in total loans and total assets.

We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  During the six months ended June 30, 2011, we sold $16.4 million, net of charge-offs of $7.9 million, of delinquent and non-performing mortgage loans, primarily multi-family mortgage loans.  In addition, included in loans held-for-sale, net, are delinquent and non-performing loans, consisting of multi-family, one-to-four family and commercial real estate loans, totaling $10.8 million, net of charge-offs of $4.1 million and a $64,000 lower of cost or market valuation allowance, at June 30, 2011 and $10.9 million, net of charge-offs of $5.2 million and a $169,000 lower of cost or market valuation allowance, at December 31, 2010, consisting primarily of multi-family and commercial real estate loans.  Such loans are excluded from non-performing loans, non-performing assets and related ratios.  Assuming we did not sell or reclassify to held-for-sale any delinquent and non-performing loans during 2011, at June 30,

2011 our non-performing loans and non-performing assets would have been $24.4 million higher and our allowance for loan losses would have been $7.0 million higher.  Additionally, the ratio of non-performing loans to total loans would have been 18 basis points higher, the ratio of non-performing assets to total assets would have been 15 basis points higher and the ratio of the allowance for loan losses to non-performing loans would have been 121 basis points lower.

The following table provides further details on the composition of our non-performing one-to-four family mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At June 30, 2011		At December 31, 2010
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Non-performing one-to-four family:
Full documentation interest-only	$109,683	33.28%	$105,982	30.96%
Full documentation amortizing	37,590	11.41	45,720	13.36
Reduced documentation interest-only	145,816	44.24	157,464	46.00
Reduced documentation amortizing	36,470	11.07	33,149	9.68
Total non-performing one-to-four family	$329,559	100.00%	$342,315	100.00%

The following table provides details on the geographic composition of both our total and non-performing one-to-four family mortgage loans as of June 30, 2011.

	One-to-Four Family Mortgage Loans
	At June 30, 2011
(Dollars in Millions)	Total Loans	Percent of Total Loans	Total Non-Performing Loans	Percent of Total Non-Performing Loans	Non-Performing Loans as Percent of State Totals
State:
New York	$2,995.8	28.4%	$40.7	12.3%	1.36%
Illinois	1,309.3	12.4	47.8	14.5	3.65
Connecticut	971.2	9.2	32.8	10.0	3.38
New Jersey	776.2	7.4	58.0	17.6	7.47
California	760.5	7.2	38.0	11.5	5.00
Massachusetts	732.8	6.9	10.7	3.2	1.46
Virginia	648.6	6.1	15.8	4.8	2.44
Maryland	631.5	6.0	41.9	12.7	6.63
Washington	310.1	2.9	1.3	0.4	0.42
Texas	217.2	2.1	-	-	-
All other states (1) (2)	1,197.8	11.4	42.6	13.0	3.56
Total	$10,551.0	100.0%	$329.6	100.0%	3.12%

(1)	Includes 27 states and Washington, D.C.
(2)	Includes Florida with $211.1 million total loans, of which $22.8 million are non-performing loans.

At June 30, 2011, the geographic composition of our multi-family and commercial real estate mortgage loan portfolio was 93% in the New York metropolitan area, 3% in Florida, 2% in Pennsylvania and 2% in various other states and all of the non-performing multi-family and commercial real estate mortgage loans were in the New York metropolitan area.

We discontinue accruing interest on loans when they become 90 days delinquent as to their payment due date.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.  If all non-accrual loans at June 30, 2011 and 2010 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $10.9 million for the six months ended June 30, 2011 and $12.8 million for the six months ended June 30, 2010.  This compares to actual payments recorded as interest income, with respect to such loans, of $2.9 million for the six months ended June 30, 2011 and $3.3 million for the six months ended June 30, 2010.

We may agree to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.  Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms generally for a period of six months.  Loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $45.6 million at June 30, 2011 and $47.5 million at December 31, 2010.  Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to accrual status.  Restructured accruing loans totaled $64.6 million at June 30, 2011 and $49.2 million at December 31, 2010.

In addition to non-performing loans, we had $185.2 million of potential problem loans at June 30, 2011, compared to $170.5 million at December 31, 2010.  Such loans include loans which are 60-89 days delinquent as shown in the following table and certain other internally classified loans.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
	Number		Number		Number
	of		of		of
(Dollars in Thousands)	Loans	Amount	Loans	Amount	Loans	Amount
At June 30, 2011:
Mortgage loans:
One-to-four family	374	$118,489	108	$35,161	1,027	$329,559
Multi-family	36	33,128	8	6,568	27	29,888
Commercial real estate	7	7,529	4	2,173	4	6,363
Construction	-	-	-	-	2	5,299
Consumer and other loans	78	3,647	24	489	65	5,231
Total delinquent loans	495	$162,793	144	$44,391	1,125	$376,340
Delinquent loans to total loans		1.21%		0.33%		2.79%

At December 31, 2010:
Mortgage loans:
One-to-four family	396	$125,103	135	$47,862	1,040	$342,315
Multi-family	40	33,627	7	6,056	30	30,195
Commercial real estate	8	2,925	-	-	3	6,529
Construction	-	-	-	-	3	6,097
Consumer and other loans	100	4,155	22	421	58	5,574
Total delinquent loans	544	$165,810	164	$54,339	1,134	$390,710
Delinquent loans to total loans		1.17%		0.38%		2.75%

Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

(In Thousands)	For the Six Months Ended June 30, 2011
Balance at January 1, 2011	$201,499
Provision charged to operations	17,000
Charge-offs:
One-to-four family	(33,479)
Multi-family	(6,696)
Commercial real estate	(756)
Construction	(420)
Consumer and other loans	(967)
Total charge-offs	(42,318)
Recoveries:
One-to-four family	6,385
Multi-family	6
Construction	64
Consumer and other loans	81
Total recoveries	6,536
Net charge-offs (1)	(35,782)
Balance at June 30, 2011	$182,717

(1)
Includes $15.7 million of net charge-offs related to one-to-four family reduced documentation mortgage loans and $7.0 million of net charge-offs related to certain delinquent and non-performing loans transferred to held-for-sale.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

As a financial institution, the primary component of our market risk is interest rate risk.  The objective of our interest rate risk management policy is to maintain an appropriate mix and level of assets, liabilities and off-balance sheet items to enable us to meet our earnings and/or growth objectives, while maintaining specified minimum capital levels as required by our primary banking regulator, in the case of Astoria Federal, and as established by our Board of Directors.  We use a variety of analyses to monitor, control and adjust our asset and liability positions, primarily interest rate sensitivity gap analysis, or gap analysis, and net interest income sensitivity analysis.  Additional interest rate risk modeling is done by Astoria Federal in conformity with regulatory requirements.

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2011 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The Gap Table includes $2.35 billion of callable borrowings classified according to their maturity dates, primarily in the more than one year to three years and more than five years categories, which are callable within one year and at various times thereafter.  In addition, the Gap Table includes callable securities with an amortized cost of $52.9 million classified according to their maturity dates, in the more than five years category, which are callable within one year and at various times thereafter.  The classification of callable borrowings and securities according to their maturity dates is based on our experience with, and expectations of, these types of instruments and the current interest rate environment.  As indicated in the Gap Table, our one-year cumulative gap at June 30, 2011 was positive 1.38% compared to positive 5.18% at December 31, 2010.  The change in our one-year cumulative gap is primarily due to a decrease in projected mortgage loan and securities repayments within one year at June 30, 2011, compared to December 31, 2010.

	At June 30, 2011
		More than	More than
		One Year	Three Years
	One Year	to	to	More than
(Dollars in Thousands)	or Less	Three Years	Five Years	Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$4,421,893	$4,169,789	$3,092,378	$1,094,824	$12,778,884
Consumer and other loans (1)	285,502	3,335	12	91	288,940
Interest-earning cash accounts	29,889	-	-	-	29,889
Securities available-for-sale	132,387	155,500	92,313	41,471	421,671
Securities held-to-maturity	517,773	533,761	462,789	433,490	1,947,813
FHLB-NY stock	-	-	-	129,025	129,025
Total interest-earning assets	5,387,444	4,862,385	3,647,492	1,698,901	15,596,222
Net unamortized purchase premiums and deferred costs (2)	33,425	30,505	22,948	10,282	97,160
Net interest-earning assets (3)	5,420,869	4,892,890	3,670,440	1,709,183	15,693,382
Interest-bearing liabilities:
Savings	555,146	521,190	521,190	1,240,713	2,838,239
Money market	209,309	81,258	81,258	25,323	397,148
NOW and demand deposit	155,203	310,418	310,418	1,033,824	1,809,863
Liquid CDs	363,393	-	-	-	363,393
Certificates of deposit	2,869,170	1,779,895	1,152,912	-	5,801,977
Borrowings, net	1,032,628	1,174,895	200,000	1,878,866	4,286,389
Total interest-bearing liabilities	5,184,849	3,867,656	2,265,778	4,178,726	15,497,009
Interest sensitivity gap	236,020	1,025,234	1,404,662	(2,469,543)	$196,373
Cumulative interest sensitivity gap	$236,020	$1,261,254	$2,665,916	$196,373

Cumulative interest sensitivity gap as a percentage of total assets	1.38%	7.37%	15.57%	1.15%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	104.55%	113.93%	123.55%	101.27%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.
(2)	Net unamortized purchase premiums and deferred costs are prorated.
(3)	Includes securities available-for-sale at amortized cost.

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

We perform analyses of interest rate increases and decreases of up to 300 basis points although changes in interest rates of 200 basis points is a more common and reasonable scenario for analytical purposes.  Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning July 1, 2011 would increase by approximately 2.97% from the base projection. At December 31, 2010, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2011 would have increased by approximately 5.04% from the base projection.  The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%.  However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning July 1, 2011 would decrease by approximately 3.12% from the base projection.  At December 31, 2010, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2011 would have decreased by approximately 5.24% from the base projection.  The down 100 basis point scenarios include some limitations as well since certain indices, yields and costs are already below 1.00%.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, although our net interest income sensitivity analyses may provide an indication of our interest rate risk exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from bank owned life insurance and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning July 1, 2011 would increase by approximately $4.2 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning July 1, 2011 would decrease by approximately $2.5 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and net interest income sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2010 Annual Report on Form 10-K.

ITEM 4.  Controls and Procedures

Monte N. Redman, our President and Chief Executive Officer, and Frank E. Fusco, our Executive Vice President, Treasurer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2011.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

City of New York Notice of Determination
By “Notice of Determination” dated September 14, 2010, the City of New York has notified us of an alleged tax deficiency in the amount of $5.2 million, including interest and penalties, related to our 2006 tax year.  The deficiency relates to our operation of two subsidiaries of Astoria Federal, Fidata and AF Mortgage.  Fidata is a passive investment company which maintains offices in Connecticut.  AF Mortgage is an operating subsidiary through which, prior to 2011, Astoria Federal engaged in lending activities outside the State of New York.  We disagree with the assertion of the tax deficiency and we filed a Petition for Hearing with the City of New York on December 6, 2010 to oppose the Notice of Determination.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at June 30, 2011 with respect to this matter.

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

On May 18, 2010, the plaintiff filed an amended complaint at the direction of the Southern District Court, containing substantially the same allegations as the original complaint. On May 27, 2010, we moved to dismiss the amended complaint.  On March 10, 2011, the Southern District Court entered an order on the record that dismissed all claims against Astoria Financial Corporation but denied the motion to dismiss the claims against Astoria Federal for alleged direct patent infringement.  The order also dismissed in part the claims against Astoria Federal for alleged inducement of our customers to violate plaintiff’s patents and for Astoria Federal’s allegedly willful violation of the plaintiff’s patents, allowing claims to continue only for alleged inducement and willful infringement after our receiving notice of the pending suit from plaintiff’s counsel.  Based on the Southern District Court’s ruling, on March 31, 2011, we answered the amended complaint substantially denying the allegations of the amended complaint.

We have tendered requests for indemnification from the manufacturer and from the transaction processor utilized with respect to the integrated banking and transaction machines, and we served third party complaints against Metavante Corporation and Diebold, Inc. seeking to enforce our indemnification rights.

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

ITEM 1A.     Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2010 Annual Report on Form 10-K and Part II, Item 1A. “Risk Factors,” in our March 31, 2011 Quarterly Report on Form 10-Q.  There are no other material changes in risk factors relevant to our operations since March 31, 2011 except as discussed below.

Our transition to the OCC as Astoria Federal’s primary banking regulator and the Board of Governors of the Federal Reserve System, or FRB, as our holding company regulator may increase our compliance costs.

On July 21, 2011, the OTS was eliminated and the OCC took over the regulation of all federal savings associations, including Astoria Federal.  The FRB also acquired the OTS’s authority over all savings and loan holding companies, including Astoria Financial Corporation, and became the supervisor of all subsidiaries of savings and loan holding companies other than depository institutions.  Consequently, we are now subject to regulation, supervision and examination by the OCC and the FRB, rather than the OTS.  Additionally, we have been advised by the Consumer Financial Protection Bureau that it will be supervising our compliance with consumer protection laws.  As a result of becoming subject to regulation by these three entities and in light of the overall enhanced regulatory scrutiny in our industry, we have decided to enhance various systems and add staff to keep up with the operational and regulatory burden associated with an institution of our size.  This will result in additional investments in both technology and staffing that are likely to increase our non-interest expense.  Moreover, as our new regulators adopt implementing regulations and guidance with respect to their supervision of federal savings banks, we may need to evaluate and modify various policies and procedures, further enhance our technology and add more staff to ensure continued compliance with this regulatory burden.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2011, there were no repurchases of our common stock.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At June 30, 2011, a maximum of 8,107,300 shares may yet be purchased under this plan, however, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

ITEM 3.   Defaults Upon Senior Securities

Not applicable.

ITEM 4.   (Removed and Reserved)

ITEM 5.   Other Information

Not applicable.

ITEM 6.   Exhibits

See Index of Exhibits on page 67.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

Dated:	August 5, 2011	By:	/s/ Monte N. Redman
Monte N. Redman
President and Chief Executive Officer

Dated:	August 5, 2011	By:	/s/ Frank E. Fusco
Frank E. Fusco
Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Accounting Officer)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

4.1	Bylaws of Astoria Federal Savings and Loan Association, as amended effective July 1, 2011.

10.1
Form of Performance-Based Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and Award Recipients utilized in connection with the award to Monte N. Redman dated July 1, 2011 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees, as amended.

10.2	Change of Control Severance Agreement, entered into as of April 18, 2011, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Stephen Sipola.

31.1	Certifications of Chief Executive Officer.

31.2	Certifications of Chief Financial Officer.

32.1
Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)

(1)
Pursuant to SEC rules, these interactive data file exhibits shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Exchange Act or otherwise subject to the liability of those sections.