Form 10-Q
period 2011-09-30
ASTORIA FINANCIAL CORP
filed 2011-11-04
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, October 27, 2011

$.01 Par Value	98,537,391

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	(Unaudited)
(In Thousands, Except Share Data)	At September 30, 2011	At December 31, 2010
Assets:
Cash and due from banks	$110,886	$67,476
Repurchase agreements	-	51,540
Available-for-sale securities:
Encumbered	316,229	516,540
Unencumbered	85,794	45,413
Total available-for-sale securities	402,023	561,953
Held-to-maturity securities, fair value of $2,135,140 and $2,042,110, respectively:
Encumbered	1,564,495	1,817,431
Unencumbered	510,534	186,353
Total held-to-maturity securities	2,075,029	2,003,784
Federal Home Loan Bank of New York stock, at cost	126,759	149,174
Loans held-for-sale, net	13,957	44,870
Loans receivable	13,319,577	14,223,047
Allowance for loan losses	(178,351)	(201,499)
Loans receivable, net	13,141,226	14,021,548
Mortgage servicing rights, net	8,254	9,204
Accrued interest receivable	48,227	55,492
Premises and equipment, net	120,373	133,362
Goodwill	185,151	185,151
Bank owned life insurance	408,614	410,418
Real estate owned, net	50,762	63,782
Other assets	285,387	331,515
Total assets	$16,976,648	$18,089,269
Liabilities:
Deposits:
Savings	$2,760,922	$2,664,859
Money market	864,253	376,302
NOW and demand deposit	1,809,662	1,774,790
Liquid certificates of deposit	301,221	468,730
Certificates of deposit	5,531,089	6,314,319
Total deposits	11,267,147	11,599,000
Reverse repurchase agreements	1,700,000	2,100,000
Federal Home Loan Bank of New York advances	1,944,000	2,391,000
Other borrowings, net	378,481	378,204
Mortgage escrow funds	132,622	109,374
Accrued expenses and other liabilities	269,853	269,911
Total liabilities	15,692,103	16,847,489

Stockholders' Equity:
Preferred stock, $1.00 par value (5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, $.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 98,537,391 and 97,877,469 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	871,153	864,744
Retained earnings	1,862,215	1,848,095
Treasury stock (67,957,497 and 68,617,419 shares, at cost, respectively)	(1,404,318)	(1,417,956)
Accumulated other comprehensive loss	(36,990)	(42,161)
Unallocated common stock held by ESOP (2,505,716 and 3,441,130 shares, respectively)	(9,180)	(12,607)
Total stockholders' equity	1,284,545	1,241,780
Total liabilities and stockholders' equity	$16,976,648	$18,089,269

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Share Data)	2011	2010	2011	2010
Interest income:
One-to-four family mortgage loans	$105,769	$130,936	$332,314	$408,640
Multi-family, commercial real estate and construction mortgage loans	39,338	48,446	124,915	149,169
Consumer and other loans	2,461	2,656	7,477	7,975
Mortgage-backed and other securities	19,670	25,336	63,432	86,319
Repurchase agreements and interest-earning cash accounts	54	188	221	257
Federal Home Loan Bank of New York stock	1,432	1,999	5,386	6,416
Total interest income	168,724	209,561	533,745	658,776
Interest expense:
Deposits	33,486	46,144	106,156	149,182
Borrowings	44,594	57,392	139,694	177,268
Total interest expense	78,080	103,536	245,850	326,450
Net interest income	90,644	106,025	287,895	332,326
Provision for loan losses	10,000	20,000	27,000	100,000
Net interest income after provision for loan losses	80,644	86,025	260,895	232,326
Non-interest income:
Customer service fees	11,867	12,463	35,696	39,128
Other loan fees	637	974	2,374	2,546
Mortgage banking income, net	40	631	2,843	2,788
Income from bank owned life insurance	2,738	2,383	7,602	6,735
Other	1,260	2,161	3,110	9,279
Total non-interest income	16,542	18,612	51,625	60,476
Non-interest expense:
General and administrative:
Compensation and benefits	39,496	35,999	113,197	105,884
Occupancy, equipment and systems	16,178	16,506	48,667	49,592
Federal deposit insurance premiums	10,837	6,509	27,529	19,722
Advertising	2,623	1,743	6,356	4,557
Other	9,462	10,147	28,420	35,236
Total non-interest expense	78,596	70,904	224,169	214,991
Income before income tax expense	18,590	33,733	88,351	77,811
Income tax expense	7,374	12,282	32,906	27,888
Net income	$11,216	$21,451	$55,445	$49,923
Basic earnings per common share	$0.12	$0.23	$0.58	$0.53
Diluted earnings per common share	$0.12	$0.23	$0.58	$0.53
Basic weighted average common shares	93,338,310	91,863,115	93,009,518	91,650,000
Diluted weighted average common and common equivalent shares	93,338,310	91,863,115	93,009,518	91,650,045

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2011

						Accumulated	Unallocated
			Additional			Other	Common
		Common	Paid-in	Retained	Treasury	Comprehensive	Stock Held
(In Thousands, Except Share Data)	Total	Stock	Capital	Earnings	Stock	Loss	by ESOP
Balance at December 31, 2010	$1,241,780	$1,665	$864,744	$1,848,095	$(1,417,956)	$(42,161)	$(12,607)

Comprehensive income:
Net income	55,445	-	-	55,445	-	-	-
Other comprehensive income, net of tax:
Net unrealized gain on securities	810	-	-	-	-	810	-
Reclassification of prior service cost	45	-	-	-	-	45	-
Reclassification of net actuarial loss	4,173	-	-	-	-	4,173	-
Reclassification of loss on cash flow hedge	143	-	-	-	-	143	-
Comprehensive income	60,616

Dividends on common stock ($0.39 per share)	(37,072)	-	-	(37,072)	-	-	-

Restricted stock grants (680,650 shares)	-	-	(9,656)	(4,410)	14,066	-	-

Forfeitures of restricted stock (20,728 shares)	-	-	292	136	(428)	-	-

Stock-based compensation	6,953	-	6,932	21	-	-	-

Net tax benefit excess from stock-based compensation	181	-	181	-	-	-	-

Allocation of ESOP stock	12,087	-	8,660	-	-	-	3,427

Balance at September 30, 2011	$1,284,545	$1,665	$871,153	$1,862,215	$(1,404,318)	$(36,990)	$(9,180)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
(In Thousands)	2011	2010
Cash flows from operating activities:
Net income	$55,445	$49,923
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on loans	20,871	24,584
Net amortization on securities and borrowings	5,133	1,683
Net provision for loan and real estate losses	29,666	102,036
Depreciation and amortization	8,716	8,436
Net gain on sales of loans	(2,327)	(3,659)
Net loss (gain) on dispositions of premises and equipment	282	(132)
Other asset impairment charges	448	1,519
Originations of loans held-for-sale	(127,476)	(171,086)
Proceeds from sales and principal repayments of loans held-for-sale	155,104	183,316
Stock-based compensation and allocation of ESOP stock	19,040	14,447
Decrease in accrued interest receivable	7,265	4,353
Mortgage servicing rights amortization and valuation allowance adjustments, net	2,593	2,713
Bank owned life insurance income and insurance proceeds received, net	1,804	(6,735)
Decrease (increase) in other assets	45,333	(1,606)
Increase (decrease) in accrued expenses and other liabilities	6,456	(6,425)
Net cash provided by operating activities	228,353	203,367
Cash flows from investing activities:
Originations of loans receivable	(1,673,690)	(1,959,185)
Loan purchases through third parties	(763,060)	(363,323)
Principal payments on loans receivable	3,189,854	2,960,693
Proceeds from sales of delinquent and non-performing loans	20,401	37,583
Purchases of securities held-to-maturity	(651,260)	(563,456)
Principal payments on securities held-to-maturity	575,162	946,413
Principal payments on securities available-for-sale	161,187	205,782
Net redemptions of Federal Home Loan Bank of New York stock	22,415	15,428
Proceeds from sales of real estate owned, net	71,013	59,679
Purchases of premises and equipment	(10,405)	(7,616)
Proceeds from sales of premises and equipment	14,396	125
Net cash provided by investing activities	956,013	1,332,123
Cash flows from financing activities:
Net decrease in deposits	(331,853)	(704,952)
Net decrease in borrowings with original terms of three months or less	(6,000)	(90,000)
Proceeds from borrowings with original terms greater than three months	200,000	525,000
Repayments of borrowings with original terms greater than three months	(1,041,000)	(1,100,000)
Net increase in mortgage escrow funds	23,248	32,642
Cash dividends paid to stockholders	(37,072)	(36,520)
Cash received for options exercised	-	112
Net tax benefit excess from stock-based compensation	181	212
Net cash used in financing activities	(1,192,496)	(1,373,506)
Net (decrease) increase in cash and cash equivalents	(8,130)	161,984
Cash and cash equivalents at beginning of period	119,016	111,570
Cash and cash equivalents at end of period	$110,886	$273,554

Supplemental disclosures:
Interest paid	$241,663	$321,646
Income taxes paid	$35,624	$38,445
Additions to real estate owned	$60,659	$71,257
Loans transferred to held-for-sale	$17,428	$52,600

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2011 and December 31, 2010, our results of operations for the three and nine months ended September 30, 2011 and 2010, changes in our stockholders’ equity for the nine months ended September 30, 2011 and our cash flows for the nine months ended September 30, 2011 and 2010.  In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of September 30, 2011 and December 31, 2010, and amounts of revenues and expenses in the consolidated statements of income for the three and nine months ended September 30, 2011 and 2010.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the remainder of the year.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.  Past maturity certificates of deposit which do not have automatic renewal provisions and earn interest at the savings account rate upon maturity have been reclassified from certificate of deposit accounts to savings accounts.

These consolidated financial statements should be read in conjunction with our December 31, 2010 audited consolidated financial statements and related notes included in our 2010 Annual Report on Form 10-K.

2.	Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At September 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Residential mortgage-backed securities:
GSE (1) issuance REMICs and CMOs (2)	$336,732	$15,283	$-	$352,015
Non-GSE issuance REMICs and CMOs	17,408	-	(330)	17,078
GSE pass-through certificates	25,027	1,026	(3)	26,050
Total residential mortgage-backed securities	379,167	16,309	(333)	395,143
Freddie Mac and Fannie Mae stock	15	6,880	(15)	6,880
Total securities available-for-sale	$379,182	$23,189	$(348)	$402,023
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,999,058	$59,876	$(1)	$2,058,933
Non-GSE issuance REMICs and CMOs	19,497	122	(1)	19,618
GSE pass-through certificates	550	34	-	584
Total residential mortgage-backed securities	2,019,105	60,032	(2)	2,079,135
Obligations of GSEs	52,861	241	(235)	52,867
Obligations of states and political subdivisions	3,063	75	-	3,138
Total securities held-to-maturity	$2,075,029	$60,348	$(237)	$2,135,140

(1)	Government-sponsored enterprise
(2)	Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$490,302	$18,931	$-	$509,233
Non-GSE issuance REMICs and CMOs	21,023	3	(362)	20,664
GSE pass-through certificates	28,784	1,114	(2)	29,896
Total residential mortgage-backed securities	540,109	20,048	(364)	559,793
Freddie Mac and Fannie Mae stock	15	2,160	(15)	2,160
Total securities available-for-sale	$540,124	$22,208	$(379)	$561,953
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,933,650	$47,191	$(8,734)	$1,972,107
Non-GSE issuance REMICs and CMOs	40,363	352	(66)	40,649
GSE pass-through certificates	772	51	-	823
Total residential mortgage-backed securities	1,974,785	47,594	(8,800)	2,013,579
Obligations of GSEs	25,000	-	(468)	24,532
Obligations of states and political subdivisions	3,999	-	-	3,999
Total securities held-to-maturity	$2,003,784	$47,594	$(9,268)	$2,042,110

The following tables set forth the estimated fair values of securities with gross unrealized losses at the dates indicated, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the dates indicated.

	At September 30, 2011
	Less Than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
Non-GSE issuance REMICs and CMOs	$512	$(24)	$16,521	$(306)	$17,033	$(330)
GSE pass-through certificates	757	(3)	-	-	757	(3)
Freddie Mac and Fannie Mae stock	-	-	-	(15)	-	(15)
Total temporarily impaired securities available-for-sale	$1,269	$(27)	$16,521	$(321)	$17,790	$(348)
Held-to-maturity:
GSE issuance REMICs and CMOs	$2,151	$(1)	$-	$-	$2,151	$(1)
Non-GSE issuance REMICs and CMOs	1,363	(1)	-	-	1,363	(1)
Obligations of GSEs	24,757	(235)	-	-	24,757	(235)
Total temporarily impaired securities held-to-maturity	$28,271	$(237)	$-	$-	$28,271	$(237)

	At December 31, 2010
	Less Than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
Non-GSE issuance REMICs and CMOs	$276	$(2)	$19,991	$(360)	$20,267	$(362)
GSE pass-through certificates	1,775	(2)	-	-	1,775	(2)
Freddie Mac and Fannie Mae stock	-	-	-	(15)	-	(15)
Total temporarily impaired securities available-for-sale	$2,051	$(4)	$19,991	$(375)	$22,042	$(379)
Held-to-maturity:
GSE issuance REMICs and CMOs	$484,366	$(8,734)	$-	$-	$484,366	$(8,734)
Non-GSE issuance REMICs and CMOs	-	-	1,744	(66)	1,744	(66)
Obligations of GSEs	24,532	(468)	-	-	24,532	(468)
Total temporarily impaired securities held-to-maturity	$508,898	$(9,202)	$1,744	$(66)	$510,642	$(9,268)

We held 38 securities which had an unrealized loss at September 30, 2011 and 59 at December 31, 2010.  At September 30, 2011 and December 31, 2010, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment is directly related to the change in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  None of the unrealized losses are related to credit losses.  Therefore, at September 30, 2011 and December 31, 2010, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

Held-to-maturity debt securities, excluding mortgage-backed securities, had an amortized cost of $55.9 million and a fair value of $56.0 million at September 30, 2011.  These securities have contractual maturities in 2017 through 2019.  Actual maturities will differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

The balance of accrued interest receivable for securities totaled $7.5 million at September 30, 2011 and $8.3 million at December 31, 2010.

At September 30, 2011, we held securities with an amortized cost of $52.9 million which are callable within one year and at various times thereafter.

3.	Loans Held-for-Sale

Loans held-for-sale, net, includes fifteen and thirty year fixed rate one-to-four family mortgage loans that conform to GSE guidelines (conforming) originated for sale as well as certain non-performing loans.  Upon our decision to sell certain delinquent and non-performing loans held in portfolio, we reclassify them to held-for-sale at the lower of cost or fair value, less estimated selling costs.  Non-performing loans held-for-sale, included in loans held-for-sale, net, totaled $6.7 million, net of a valuation allowance of $71,000, at September 30, 2011 and $10.9 million, net of a valuation allowance of $169,000, at December 31, 2010, consisting primarily of multi-family and commercial real estate mortgage loans.

We sold certain delinquent and non-performing loans totaling $20.4 million, net of charge-offs of $8.3 million, during the nine months ended September 30, 2011, primarily multi-family and one-to-four family mortgage loans, and $36.4 million, net of charge-offs of $20.9 million, during the nine months ended September 30, 2010, primarily multi-family and commercial real estate mortgage loans.  Net gain on sales of non-performing loans totaled $17,000 for the three months ended September 30, 2011 and net loss on sales of non-performing loans totaled $35,000 for the nine months ended September 30, 2011.  Net gain on sales of non-performing loans totaled $828,000 for the three months ended September 30, 2010 and $1.2 million for the nine months ended September 30, 2010.

We recorded net lower of cost or market write-downs on non-performing loans held-for-sale of $7,000 for the three months ended September 30, 2011 and $448,000 for the nine months ended September 30, 2011.  Net lower of cost or market recoveries on non-performing loans held-for-sale totaled $93,000 for the three months ended September 30, 2010 and net lower of cost or market write-downs on non-performing loans held-for-sale totaled $4,000 for the nine months ended September 30, 2010.  Lower of cost or market write-downs and recoveries on non-performing loans held-for-sale and gains and losses recognized on sales of such loans are included in other non-interest income in the consolidated statements of income.

4.	Loans Receivable and Allowance for Loan Losses

The following tables set forth the composition of our loans receivable portfolio in dollar amounts and percentages of the portfolio and an aging analysis by segment and class at the dates indicated.

	At September 30, 2011
	30-59 Days	60-89 Days	90 Days or More Past Due		Total			Percent of Total
(Dollars in Thousands)	Past Due	Past Due	Accruing	Non-Accrual	Past Due	Current	Total
Mortgage loans (gross):
One-to-four family:
Full documentation:
Interest-only	$31,206	$12,908	$-	$110,126	$154,240	$2,865,507	$3,019,747	22.80%
Amortizing	32,568	5,838	-	40,637	79,043	5,863,731	5,942,774	44.88
Reduced documentation:
Interest-only	31,037	13,119	-	137,695	181,851	1,001,036	1,182,887	8.93
Amortizing	14,073	4,332	-	36,423	54,828	362,128	416,956	3.15
Total one-to-four family	108,884	36,197	-	324,881	469,962	10,092,402	10,562,364	79.76
Multi-family	29,847	5,869	1,006	33,021	69,743	1,615,496	1,685,239	12.73
Commercial real estate	512	1,960	-	10,914	13,386	679,395	692,781	5.23
Construction	-	-	-	4,660	4,660	8,201	12,861	0.10
Total mortgage loans	139,243	44,026	1,006	373,476	557,751	12,395,494	12,953,245	97.82
Consumer and other loans (gross):
Home equity lines of credit	4,417	656	-	5,426	10,499	254,849	265,348	2.00
Other	116	41	-	75	232	22,981	23,213	0.18
Total consumer and other loans	4,533	697	-	5,501	10,731	277,830	288,561	2.18
Total loans	$143,776	$44,723	$1,006	$378,977	$568,482	$12,673,324	$13,241,806	100.00%
Net unamortized premiums and deferred loan origination costs							77,771
Loans receivable							13,319,577
Allowance for loan losses							(178,351)
Loans receivable, net							$13,141,226

	At December 31, 2010
	30-59 Days	60-89 Days	90 Days or More Past Due		Total			Percent of Total
(Dollars in Thousands)	Past Due	Past Due	Accruing	Non-Accrual	Past Due	Current	Total
Mortgage loans (gross):
One-to-four family:
Full documentation:
Interest-only	$41,608	$18,029	$-	$105,982	$165,619	$3,646,143	$3,811,762	26.96%
Amortizing	29,666	5,170	464	45,256	80,556	5,191,615	5,272,171	37.28
Reduced documentation:
Interest-only	38,864	20,493	-	157,464	216,821	1,114,473	1,331,294	9.42
Amortizing	14,965	4,170	-	33,149	52,284	387,550	439,834	3.11
Total one-to-four family	125,103	47,862	464	341,851	515,280	10,339,781	10,855,061	76.77
Multi-family	33,627	6,056	381	29,814	69,878	2,117,991	2,187,869	15.47
Commercial real estate	2,925	-	-	6,529	9,454	762,200	771,654	5.46
Construction	-	-	-	6,097	6,097	9,048	15,145	0.11
Total mortgage loans	161,655	53,918	845	384,291	600,709	13,229,020	13,829,729	97.81
Consumer and other loans (gross):
Home equity lines of credit	3,991	351	-	5,464	9,806	272,647	282,453	2.00
Other	164	70	-	110	344	26,543	26,887	0.19
Total consumer and other loans	4,155	421	-	5,574	10,150	299,190	309,340	2.19
Total loans	$165,810	$54,339	$845	$389,865	$610,859	$13,528,210	$14,139,069	100.00%
Net unamortized premiums and deferred loan origination costs							83,978
Loans receivable							14,223,047
Allowance for loan losses							(201,499)
Loans receivable, net							$14,021,548

The following tables set forth the changes in our allowance for loan losses by loan receivable segment for the periods indicated.

	For the Three Months Ended September 30, 2011
	Mortgage Loans				Consumer and Other Loans	Total
(In Thousands)	One-to-Four Family	Multi- Family	Commercial Real Estate	Construction
Balance at July 1, 2011	$114,713	$46,469	$14,570	$2,901	$4,064	$182,717
Provision charged to operations	7,418	1,937	1,195	(582)	32	10,000
Charge-offs	(16,882)	-	-	-	(105)	(16,987)
Recoveries	2,161	1	-	431	28	2,621
Balance at September 30, 2011	$107,410	$48,407	$15,765	$2,750	$4,019	$178,351

	For the Nine Months Ended September 30, 2011
	Mortgage Loans				Consumer and Other Loans	Total
(In Thousands)	One-to-Four Family	Multi- Family	Commercial Real Estate	Construction
Balance at January 1, 2011	$125,524	$52,786	$15,563	$3,480	$4,146	$201,499
Provision charged to operations	23,701	2,310	958	(805)	836	27,000
Charge-offs	(50,361)	(6,696)	(756)	(420)	(1,072)	(59,305)
Recoveries	8,546	7	-	495	109	9,157
Balance at September 30, 2011	$107,410	$48,407	$15,765	$2,750	$4,019	$178,351

The following tables set forth the balances of our loans receivable by segment and impairment evaluation and the allowance for loan losses associated with such loans at the dates indicated.

	At September 30, 2011
	Mortgage Loans				Consumer and Other Loans	Total
(In Thousands)	One-to-Four Family	Multi- Family	Commercial Real Estate	Construction
Loans:
Individually evaluated for impairment	$333,632	$851,435	$341,889	$5,303	$3,628	$1,535,887
Collectively evaluated for impairment	10,228,732	833,804	350,892	7,558	284,933	11,705,919
Total loans	$10,562,364	$1,685,239	$692,781	$12,861	$288,561	$13,241,806
Allowance for loan losses:
Individually evaluated for impairment	$10,622	$34,449	$11,411	$2,511	$54	$59,047
Collectively evaluated for impairment	96,788	13,958	4,354	239	3,965	119,304
Total allowance for loan losses	$107,410	$48,407	$15,765	$2,750	$4,019	$178,351

	At December 31, 2010
	Mortgage Loans				Consumer and Other Loans	Total
(In Thousands)	One-to-Four Family	Multi- Family	Commercial Real Estate	Construction
Loans:
Individually evaluated for impairment	$315,994	$1,144,633	$385,904	$7,872	$3,414	$1,857,817
Collectively evaluated for impairment	10,539,067	1,043,236	385,750	7,273	305,926	12,281,252
Total loans	$10,855,061	$2,187,869	$771,654	$15,145	$309,340	$14,139,069
Allowance for loan losses:
Individually evaluated for impairment	$12,541	$34,124	$10,784	$3,250	$51	$60,750
Collectively evaluated for impairment	112,983	18,662	4,779	230	4,095	140,749
Total allowance for loan losses	$125,524	$52,786	$15,563	$3,480	$4,146	$201,499

The following table summarizes information related to our impaired loans by segment and class at the dates indicated.  Impaired one-to-four family mortgage loans consist primarily of loans where a portion of the outstanding principal has been charged off.

	At September 30, 2011				At December 31, 2010
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
With an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	$10,825	$10,825	$(1,299)	$9,526	$11,033	$11,033	$(1,980)	$9,053
Amortizing	4,028	4,028	(476)	3,552	7,340	7,340	(947)	6,393
Reduced documentation:
Interest-only	11,712	11,712	(1,406)	10,306	10,234	10,234	(2,500)	7,734
Amortizing	1,055	1,055	(127)	928	1,032	1,032	(239)	793
Multi-family	56,977	56,268	(17,989)	38,279	51,793	51,084	(14,349)	36,735
Commercial real estate	25,215	24,111	(6,337)	17,774	19,929	18,825	(5,496)	13,329
Construction	5,413	5,303	(2,511)	2,792	6,546	6,435	(2,851)	3,584
Without an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	99,033	70,784	-	70,784	87,110	64,185	-	64,185
Amortizing	18,759	14,569	-	14,569	15,363	11,883	-	11,883
Reduced documentation:
Interest-only	159,722	112,800	-	112,800	145,091	105,905	-	105,905
Amortizing	20,378	15,294	-	15,294	15,786	12,009	-	12,009
Construction	-	-	-	-	1,200	639	-	639
Total impaired loans	$413,117	$326,749	$(30,145)	$296,604	$372,457	$300,604	$(28,362)	$272,242

The following table sets forth the average recorded investment, interest income recognized and cash basis interest income related to our impaired loans by segment and class for the periods indicated.

	For the Three Months Ended September 30, 2011			For the Nine Months Ended September 30, 2011
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	$10,566	$102	$107	$10,713	$338	$343
Amortizing	3,997	39	43	5,814	127	127
Reduced documentation:
Interest-only	11,610	145	133	11,120	403	402
Amortizing	1,061	9	10	1,115	33	32
Multi-family	54,701	569	585	54,043	1,797	1,884
Commercial real estate	22,306	315	348	20,682	1,085	1,115
Construction	5,555	17	19	5,995	72	79
Without an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	68,535	268	266	66,453	815	1,000
Amortizing	14,237	49	43	13,054	81	101
Reduced documentation:
Interest-only	109,726	403	424	108,676	1,493	1,697
Amortizing	14,714	96	90	13,848	227	234
Construction	320	-	-	479	-	-
Total impaired loans	$317,328	$2,012	$2,068	$311,992	$6,471	$7,014

The following tables set forth the balances of our one-to-four family mortgage and consumer and other loan receivable segments by class and credit quality indicator at the dates indicated.

	At September 30, 2011
	One-to-Four Family Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$2,909,621	$5,902,137	$1,045,192	$380,533	$259,922	$23,138
Non-performing	110,126	40,637	137,695	36,423	5,426	75
Total	$3,019,747	$5,942,774	$1,182,887	$416,956	$265,348	$23,213

	At December 31, 2010
	One-to-Four Family Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$3,705,780	$5,226,451	$1,173,830	$406,685	$276,989	$26,777
Non-performing	105,982	45,720	157,464	33,149	5,464	110
Total	$3,811,762	$5,272,171	$1,331,294	$439,834	$282,453	$26,887

The following table sets forth the balances of our multi-family, commercial real estate and construction mortgage loan receivable segments by credit quality indicator at the dates indicated.

	At September 30, 2011			At December 31, 2010
(In Thousands)	Multi-Family	Commercial Real Estate	Construction	Multi-Family	Commercial Real Estate	Construction
Not classified	$1,509,303	$618,059	$7,601	$2,035,111	$707,237	$7,315
Classified	175,936	74,722	5,260	152,758	64,417	7,830
Total	$1,685,239	$692,781	$12,861	$2,187,869	$771,654	$15,145

On July 1, 2011, we adopted the guidance in Accounting Standards Update, or ASU, 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” which clarifies the guidance on a creditor’s evaluation of whether it has granted a concession in a debt restructuring and whether the debtor is experiencing financial difficulties in evaluating whether the debt restructuring constitutes a troubled debt restructuring.  The guidance in ASU 2011-02 was effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying this guidance, we did not identify receivables that were newly considered impaired.  In addition, ASU 2011-02 requires the disclosure of the information required by ASU 2010-20, “Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which we adopted effective December 31, 2010, relative to modifications of financing receivables for interim and annual periods beginning on or after June 15, 2011.  Our adoption of ASU 2011-02 did not have an impact on our financial condition or results of operations.

We may agree to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.  Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms generally for a period of six months.  Modifications as a result of a troubled debt restructuring may include, but are not limited to, interest rate modifications, payment deferrals, restructuring of payments to interest-only from amortizing and/or extensions of maturity dates.  Generally, loans modified in a troubled debt restructuring are individually classified as impaired and specific valuation allowances, which are a component of our allowance for loan losses, are established.  The primary considerations in establishing specific valuation allowances are the current estimated value of a loan’s underlying collateral and the loan’s payment history.

The following table sets forth information about our loans receivable by segment and class at September 30, 2011 which were modified in a troubled debt restructuring during the periods indicated.

	Modifications During the Three Months Ended September 30, 2011			Modifications During the Nine Months Ended September 30, 2011
(Dollars In Thousands)	Number of Loans	Pre-Modification Recorded Investment	Recorded Investment at September 30, 2011	Number of Loans	Pre-Modification Recorded Investment	Recorded Investment at September 30, 2011
Mortgage loans:
One-to-four family:
Full documentation:
Interest-only	3	$1,071	$1,066	12	$5,143	$5,130
Reduced documentation:
Interest-only	5	1,495	1,383	24	10,269	10,119
Amortizing	2	284	238	5	721	667
Multi-family	3	2,097	2,072	13	9,057	8,934
Commercial real estate	1	950	910	4	7,176	6,692
Total	14	$5,897	$5,669	58	$32,366	$31,542

The following table sets forth information about our loans receivable by segment and class at September 30, 2011 which were modified in a troubled debt restructuring during the twelve months ended September 30, 2011 and had a payment default subsequent to the modification during the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011		September 30, 2011
(Dollars In Thousands)	Number of Loans	Recorded Investment at September 30, 2011	Number of Loans	Recorded Investment at September 30, 2011
Mortgage loans:
One-to-four family:
Full documentation:
Interest-only	1	$339	4	$1,442
Amortizing	-	-	1	161
Reduced documentation:
Interest-only	10	4,173	11	4,594
Amortizing	2	263	2	263
Multi-family	-	-	1	755
Total	13	$4,775	19	$7,215

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

6.	Earnings Per Share

The following table is a reconciliation of basic and diluted earnings per share.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Share Data)	2011	2010	2011	2010
Net income	$11,216	$21,451	$55,445	$49,923
Income allocated to participating securities (restricted stock)	(304)	(502)	(1,385)	(1,185)
Income attributable to common shareholders	$10,912	$20,949	$54,060	$48,738
Average number of common shares outstanding – basic	93,338,310	91,863,115	93,009,518	91,650,000
Dilutive effect of stock options (1)	-	-	-	45
Average number of common shares outstanding – diluted	93,338,310	91,863,115	93,009,518	91,650,045
Income per common share attributable to common shareholders:
Basic	$0.12	$0.23	$0.58	$0.53
Diluted	$0.12	$0.23	$0.58	$0.53

(1)
Excludes options to purchase 6,868,628 shares of common stock which were outstanding during the three months ended September 30, 2011; options to purchase 7,939,626 shares of common stock which were outstanding during the three months ended September 30, 2010; options to purchase 6,891,205 shares of common stock which were outstanding during the nine months ended September 30, 2011; and options to purchase 7,990,736 shares of common stock which were outstanding during the nine months ended September 30, 2010 because their inclusion would be anti-dilutive.

7.	Pension Plans and Other Postretirement Benefits

The following tables set forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan.

			Other Postretirement
	Pension Benefits		Benefits
	For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,
(In Thousands)	2011	2010	2011	2010
Service cost	$1,161	$928	$132	$139
Interest cost	3,054	2,905	340	358
Expected return on plan assets	(2,662)	(2,354)	-	-
Recognized net actuarial loss	2,111	1,633	36	-
Amortization of prior service cost (credit)	47	61	(24)	(24)
Net periodic cost	$3,711	$3,173	$484	$473

			Other Postretirement
	Pension Benefits		Benefits
	For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands)	2011	2010	2011	2010
Service cost	$3,482	$2,795	$397	$318
Interest cost	9,159	8,701	1,020	924
Expected return on plan assets	(7,986)	(7,065)	-	-
Recognized net actuarial loss	6,334	4,838	110	-
Amortization of prior service cost (credit)	143	185	(74)	(74)
Net periodic cost	$11,132	$9,454	$1,453	$1,168

8.	Stock Incentive Plans

During the nine months ended September 30, 2011, 658,530 shares of restricted stock were granted to select officers under the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan, and 22,120 shares of restricted stock were granted to directors under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, or the 2007 Director Stock Plan.  Of the restricted stock granted to select officers, 70,260 shares vest one-third per year beginning December 14, 2011 and annually thereafter, 508,270 shares vest one-fifth per year beginning December 14, 2011 and annually thereafter, 15,000 shares vest on March 2, 2012 and  65,000 shares were granted under a performance-based award which, if the performance conditions are met, will vest on June 30, 2016.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2005 Employee Stock Plan, all restricted stock granted pursuant to such plan immediately vests, except for the performance-based award which, in the event of death or disability prior to vesting, will remain outstanding subject to the performance and vesting conditions, unless otherwise settled.  The restricted stock granted in 2011 under the 2007 Director Stock Plan vests on January 31, 2014, although awards will immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.

Restricted stock activity in our stock incentive plans for the nine months ended September 30, 2011 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	1,852,550	$15.96
Granted	680,650	14.19
Vested	(36,585)	(24.92)
Forfeited	(20,728)	(14.10)
Nonvested at September 30, 2011	2,475,887	15.36

Stock-based compensation expense is recognized on a straight-line basis over the vesting period  and totaled $1.6 million, net of taxes of $850,000, for the three months ended September 30, 2011 and $4.5 million, net of taxes of $2.5 million, for the nine months ended September 30, 2011.  Stock-based compensation expense totaled $1.3 million, net of taxes of $715,000, for the three months ended September 30, 2010 and $3.8 million, net of taxes of $2.1 million, for the nine months ended September 30, 2010.  At September 30, 2011, pre-tax compensation cost related to all nonvested awards of restricted stock not yet recognized totaled $20.8 million and will be recognized over a weighted average period of approximately 3.0 years, which includes $860,000 of pre-tax compensation cost related to the 65,000 shares granted in 2011 under a performance-based award for which compensation cost will begin to be recognized when the achievement of the performance conditions becomes probable.

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

Residential mortgage-backed securities
Substantially all of our securities available-for-sale portfolio consists of residential mortgage-backed securities.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  At September 30, 2011, 96% of our available-for-sale residential mortgage-backed securities portfolio was comprised of GSE securities for which an active market exists for similar securities, making observable inputs readily available.

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

	Carrying Value at September 30, 2011
(In Thousands)	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$352,015	$-	$352,015	$-
Non-GSE issuance REMICs and CMOs	17,078	-	17,078	-
GSE pass-through certificates	26,050	-	26,050	-
Freddie Mac and Fannie Mae stock	6,880	6,880	-	-
Total securities available-for-sale	$402,023	$6,880	$395,143	$-

	Carrying Value at December 31, 2010
(In Thousands)	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$509,233	$-	$509,233	$-
Non-GSE issuance REMICs and CMOs	20,664	-	20,664	-
GSE pass-through certificates	29,896	-	29,896	-
Freddie Mac and Fannie Mae stock	2,160	2,160	-	-
Total securities available-for-sale	$561,953	$2,160	$559,793	$-

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Non-performing loans held-for-sale, net
Non-performing loans held-for-sale consisted primarily of multi-family and commercial real estate mortgage loans at September 30, 2011 and December 31, 2010.  Fair values of non-performing loans held-for-sale are estimated through either bids received on the loans or a discounted cash flow analysis of the underlying collateral and adjusted as necessary, by management, to reflect current market conditions and, as such, are classified as Level 3.

Loans receivable, net (impaired loans)
Loans which meet certain criteria are evaluated individually for impairment.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans were comprised primarily of one-to-four family mortgage loans at September 30, 2011 and December 31, 2010.  Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs.  Fair values are estimated through current appraisals, broker opinions or automated valuation models and adjusted as necessary, by management, to reflect current market conditions and, as such, are classified as Level 3.  Substantially all of the impaired loans at September 30, 2011 and December 31, 2010 for which a fair value adjustment was recognized were one-to-four family mortgage loans.

MSR, net
The right to service loans for others is generally obtained through the sale of one-to-four family mortgage loans with servicing retained.  MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At September 30, 2011, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 10.95%, a weighted average constant prepayment rate on mortgages of 19.55% and a weighted average life of 3.9 years.  At December 31, 2010, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 10.96%, a weighted average constant prepayment rate on mortgages of 19.94% and a weighted average life of 3.8 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

REO, net
REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure, substantially all of which were one-to-four family properties at September 30, 2011 and all of which were one-to-four family properties at December 31, 2010, and is carried, net of allowances for losses, at the lower of cost or fair value less estimated selling costs.  The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

The following table sets forth the carrying value of those of our assets which were measured at fair value on a non-recurring basis at the dates indicated.  The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	Carrying Value
(In Thousands)	At September 30, 2011	At December 31, 2010
Non-performing loans held-for-sale, net	$6,728	$10,895
Impaired loans	216,421	197,620
MSR, net	8,254	9,204
REO, net	40,456	53,990
Total	$271,859	$271,709

The following table provides information regarding the losses recognized on our assets measured at fair value on a non-recurring basis for the periods indicated.

	For the Nine Months Ended
	September 30,
(In Thousands)	2011	2010
Non-performing loans held-for-sale, net (1)	$437	$8,186
Impaired loans (2)	36,308	41,706
MSR, net (3)	336	221
REO, net (4)	5,658	13,081
Total	$42,739	$63,194

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

Quoted market prices available in formal trading marketplaces are typically the best evidence of fair value of financial instruments.  In many cases, financial instruments we hold are not bought or sold in formal trading marketplaces.  Accordingly, fair values are derived or estimated based on a variety of valuation techniques in the absence of quoted market prices.  Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.  These estimates do not reflect any possible tax ramifications, estimated transaction costs, or any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument.  Because no market exists for a certain portion of our financial instruments, fair value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics and other such factors.  These estimates are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.  For these reasons and others, the estimated fair value disclosures presented herein do not represent our entire underlying value.  As such, readers are cautioned in using this information for purposes of evaluating our financial condition and/or value either alone or in comparison with any other company.

The following table summarizes the carrying amounts and estimated fair values of our financial instruments which are carried on the consolidated statements of financial condition at either cost or at lower of cost or fair value, in accordance with GAAP, and not measured or recorded at fair value on a recurring basis.

	At September 30, 2011		At December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Repurchase agreements	$-	$-	$51,540	$51,540
Securities held-to-maturity	2,075,029	2,135,140	2,003,784	2,042,110
FHLB-NY stock	126,759	126,759	149,174	149,174
Loans held-for-sale, net (1)	13,957	14,221	44,870	45,713
Loans receivable, net (1)	13,141,226	13,366,208	14,021,548	14,480,713
MSR, net (1)	8,254	8,256	9,204	9,214
Financial Liabilities:
Deposits	11,267,147	11,460,985	11,599,000	11,784,632
Borrowings, net	4,022,481	4,540,793	4,869,204	5,320,510

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

Loans held-for-sale, net
The fair values of fifteen and thirty year conforming fixed rate one-to-four family mortgage loans originated for sale are estimated using an option-based pricing methodology designed to take into account interest rate volatility, which has a significant effect on the value of the options embedded in loans such as prepayments.  This methodology involves generating simulated interest rates, calculating the option adjusted spread, or OAS, of a mortgage-backed security whose price is known, which serves as a benchmark price, and using the benchmark OAS to estimate the pricing on an instrument level for similar mortgage instruments whose prices are not known.  The fair values of non-performing loans held-for-sale are estimated through either bids received on such loans or a discounted cash flow analysis adjusted to reflect current market conditions.

Loans receivable, net
Fair values of loans are estimated using an option-based pricing methodology designed to take into account interest rate volatility, which has a significant effect on the value of the options embedded in loans such as prepayments and interest rate caps and floors.  This pricing methodology involves generating simulated interest rates, calculating the OAS of a mortgage-backed security whose price is known, which serves as a benchmark price, and using the benchmark OAS to estimate the pricing on an instrument level for similar mortgage instruments whose prices are not known.

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

Deposits
The fair values of deposits with no stated maturity, such as savings, money market, NOW and demand deposit accounts, are equal to the amount payable on demand.  The fair values of certificates of deposit and Liquid certificates of deposit, or Liquid CDs, are based on discounted contractual cash flows using the weighted average remaining life of the portfolio discounted by the corresponding LIBOR Swap Curve as posted by the Office of the Comptroller of the Currency, or OCC.

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

City of New York Notice of Determination
By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York has notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies relate to our operation of two subsidiaries of Astoria Federal, Fidata Service Corp., or Fidata, and Astoria Federal Mortgage Corp., or AF Mortgage.  Fidata is a passive investment company which maintains offices in Connecticut.  AF Mortgage is an operating subsidiary through which Astoria Federal engaged in lending activities outside the State of New York.  We disagree with the assertion of the tax deficiencies and we filed Petitions for Hearings with the City of New York on December 6, 2010 and October 5, 2011 to oppose the Notices of Determination and to consolidate the hearings.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at September 30, 2011 with respect to this matter.

No assurance can be given as to whether or to what extent we will be required to pay the amount of the tax deficiencies asserted by the City of New York, whether additional tax will be assessed for years subsequent to 2008, that this matter will not be costly to oppose, that this matter will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

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

On July 22, 2011, we filed a motion to stay the action pending the outcome of an appeal pending before the U.S. Court of Appeals for the Federal Circuit, or the Circuit Court, of the Delaware District Court’s ruling in the case entitled Automated Transactions LLC v. IYG Holding Co et al, Civ. No. 06-043-SLR, or the IYG action.  The IYG action involves the same plaintiff making substantially similar allegations with respect to identical and substantially similar patents as those involved in the action against us.  The Delaware District Court granted IYG’s motion for summary judgment.  In our motion to stay, we assert that, should the Circuit Court uphold the Delaware District Court’s rulings, the Delaware District Court decision should be binding on the plaintiff in the litigation against us.

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

12.	Impact of Accounting Standards and Interpretations

In September 2011, the Financial Accounting Standards Board, or FASB, issued ASU 2011-08 “Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment,” which provides entities with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test, currently required under GAAP, is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the impairment testing currently required under GAAP.  The guidance in ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test and an entity may resume performing the qualitative assessment in any subsequent period.  ASU 2011-08 does not change current accounting guidance for testing other indefinite-lived intangible assets for impairment.  The provisions of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  Our adoption of ASU 2011-08 is not expected to have an impact on our financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) Presentation of Comprehensive Income,” which eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is one of three alternatives for presenting other comprehensive income and its components in financial statements under current GAAP.  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income.  In addition, ASU 2011-05 requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The guidance in ASU 2011-05 does not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 does not affect how earnings per share is calculated or presented.  The guidance in ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively.  Early adoption is permitted.  Since the provisions of ASU 2011-05 are presentation related only, our adoption of ASU 2011-05 will not have an impact on our financial condition or results of operations.

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

•
legislative or regulatory changes, including the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Reform Act, and any actions regarding foreclosures, may adversely affect our business;

•	transition of our regulatory supervisor from the Office of Thrift Supervision, or OTS, to the OCC;
•	effects of changes in existing U.S. government or government-sponsored mortgage programs;
•	technological changes may be more difficult or expensive than we anticipate;
•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate; or
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

During the six months ended September 30, 2011, the national economy remained somewhat weaker from March 31, 2011 as evidenced by, among other things, an unemployment rate of 9.1% for September 2011 as compared to 8.8% for March 2011 although the unemployment rate was still down from December 2010.  Job growth during the 2011 second and third quarters was significantly lower than the moderate growth experienced in the 2011 first quarter.  Softness in the housing and real estate markets persist.  The Reform Act, which was passed in July 2010, is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.  As described in more detail in Part II, Item 1A, “Risk Factors,” in our March 31, 2011 Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors,” in our 2010 Annual Report on Form 10-K, certain aspects of the Reform Act will have an impact on us, including the combination of our former primary regulator, the OTS, with the OCC which occurred on July 21, 2011, the imposition of consolidated holding company capital requirements, changes to deposit insurance assessments and the roll back of federal preemption applicable to certain of our operations.

Total assets decreased during the nine months ended September 30, 2011, primarily due to a decrease in our loan portfolio.  However, the pace of the decline in the balance sheet and loan portfolio has slowed significantly in the 2011 third quarter.  The decrease in our loan portfolio was due to decreases in our multi-family, one-to-four family and commercial real estate mortgage loan portfolios resulting from repayments which outpaced our origination and purchase volume.  One-to-four family mortgage loan repayments remained at elevated levels as interest rates on thirty year fixed rate conforming mortgages, which we do not retain for portfolio, remained at historic lows and as loans in our portfolio which qualified under the expanded conforming loan limits were refinanced into fixed rate conforming mortgages.  The rise in interest rates on thirty year fixed rate mortgages at the end of the 2010 fourth quarter and in the 2011 first quarter led to a decrease in loan repayments which resulted in a significantly slower pace of decline in our one-to-four family mortgage loan portfolio in the first and second quarters of 2011 compared to the fourth quarter of 2010.  The decrease in interest rates on thirty year fixed rate mortgages during the 2011 second quarter, coupled with the flattening of the U.S. Treasury yield curve during the 2011 third quarter, led to an increase in repayments during the 2011 third quarter.  However, the one-to-four family loan portfolio increased from June 30, 2011, which was the first increase in the portfolio in more than two years.  During the 2011 second and third quarters, we decided to be somewhat more competitive with the pricing of our one-to-four family hybrid adjustable rate mortgage, or ARM, and fifteen year jumbo mortgage rates which resulted in an increase in applications and a larger mortgage loan pipeline as of September 30, 2011 versus June 30, 2011 and March 31, 2011.  Additionally during the 2011 third quarter, we resumed originations of multi-family and commercial real estate loans in the New York City mortgage market.  We expect modest loan growth in the 2011 fourth quarter and more significant growth in 2012 based upon the resumption of multi-family and commercial real estate lending, the increase in the one-to-four family mortgage loan pipeline as of September 30, 2011 and the reduction in the conforming loan limits on October 1, 2011.  The securities portfolio decreased from December 31, 2010 as a result of cash flows from repayments exceeding securities purchased, but increased from June 30, 2011.  We expect to maintain our securities portfolio at September 30, 2011 levels, or slightly higher, throughout the remainder of 2011.

Total deposits decreased during the nine months ended September 30, 2011, due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in money market, savings and NOW and demand deposit accounts.  During the nine months ended September 30, 2011, we continued to allow high cost certificates of deposit to run off as total assets declined.  The increases in low cost savings and NOW and demand deposit accounts appear to reflect customer preference for the liquidity these types of deposits provide.  The increase in money market accounts reflects the introduction of our premium money market product which we began offering during the 2011 third quarter.  We have achieved some success in extending the terms of our retained certificates of deposit.  During the nine months ended September 30, 2011, we extended $606.5 million of certificates of deposit for terms of two years or more in an effort to help limit our exposure to future increases in interest rates.  Cash flows from mortgage loan and securities repayments in excess of mortgage loan originations and purchases, securities purchases and deposit outflows enabled us to repay a portion of our matured borrowings during the nine months ended September 30, 2011, which resulted in a decrease in our borrowings portfolio from December 31, 2010.

Net income decreased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  This decrease was due to decreases in net interest income and non-interest income and an increase in non-interest expense, partially offset by decreases in provision for loan losses and income tax expense.  Net income increased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  This increase was due to a decrease in provision for loan losses, partially offset by decreases in net interest income and non-interest income and increases in non-interest expense and income tax expense.

Net interest income decreased for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, due to decreases in interest income, partially offset by decreases in interest expense.  Interest income for the three and nine months ended September 30, 2011 decreased, compared to the three and nine months ended September 30, 2010, primarily due to decreases in the average balances of mortgage loans and mortgage-backed and other securities, coupled with decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities.  Interest expense for the three and nine months ended September 30, 2011 decreased, compared to the three and nine months ended September 30, 2010, primarily due to decreases in the average balances of borrowings and certificates of deposit, coupled with decreases in the average costs of certificates of deposit.  The net interest rate spread and net interest margin were down slightly for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010.  The declines are primarily due to the significant decreases in the yields on average interest-earning assets, substantially offset by the declines in the costs of average interest-bearing liabilities for the three and nine months ended September 30, 2011 compared to the same periods in 2010.

The allowance for loan losses decreased from December 31, 2010 to September 30, 2011 as well as the provision for loan losses which decreased for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010.  These decreases reflect the stabilizing trend in overall asset quality experienced in 2010 and into 2011, coupled with the decline in the loan portfolio over the same period.  During the nine months ended September 30, 2011, we experienced improvements in both total delinquencies and non-performing loans, continuing the trend from 2010.  Despite the improved credit metrics of the loan portfolio, including the decline in total loan delinquencies, we felt it prudent, at this time, to maintain our strong allowance for loan losses coverage ratio in the face of a continued weak economy and high unemployment along with prolonged softness in housing values.  The allowance for loan losses at September 30, 2011 reflects the levels and composition of our loan delinquencies and non-performing loans, our loss history, the size and composition of our loan portfolio and our evaluation of the housing and real estate markets and overall economy, including the unemployment rate.

Non-interest expense increased for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 as a result of increases in Federal Deposit Insurance Corporation, or FDIC, insurance premium expense and compensation and benefits expense, primarily employee stock ownership plan, or ESOP, expense and pension and other postretirement benefits expense.  For the nine months ended September 30, 2011, those increases were partially offset by litigation settlement expense (McAnaney Litigation) recorded in the 2010 second quarter.  Non-interest income decreased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily as a result of a litigation settlement (Goodwill Litigation) recognized in the 2010 second quarter.

We continue to operate in a challenging environment.  Economic growth remains weak, unemployment remains elevated and home values continue to remain soft.  In addition, the implementation of “Operation Twist” by the Federal Reserve has contributed to a further flattening of the U.S. Treasury yield curve, putting further downward pressure on long term interest rates and current mortgage product offerings, as well as increasing mortgage loan prepayments.  However, we are optimistic that the increase in our loan pipeline, coupled with the reduction in the expanded conforming loan limits that commenced October 1, 2011 and the resumption of multi-family and commercial real estate lending, should facilitate modest loan and balance sheet growth in the 2011 fourth quarter and more robust growth in 2012.  With respect to the net interest margin, we expect that, in the current low interest rate environment, with increased loan prepayment activity, the net interest margin for the 2011 fourth quarter will be down slightly from the 2011 third quarter and for 2012 may be somewhat lower than the net interest margin for 2011.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” of our 2010 Annual Report on Form 10-K, as supplemented by our  March 31, 2011 and June 30, 2011 Quarterly Reports on Form 10-Q and this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section of our 2010 Annual Report on Form 10-K.

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

As a result of our updated charge-off and loss analyses, we modified certain allowance coverage percentages during each quarter of 2011 to reflect our current estimates of the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances.  Based on our evaluation of the housing and real estate markets and overall economy, including the unemployment rate, the levels and composition of our loan delinquencies and non-performing loans, our loss history and the size and composition of our loan portfolio, we determined that an allowance for loan losses of $178.4 million was required at September 30, 2011, compared to $182.7 million at June 30, 2011 and $201.5 million at December 31, 2010, resulting in a provision for loan losses of $27.0 million for the nine months ended September 30, 2011.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at the reporting dates.

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

At September 30, 2011, our MSR had an estimated fair value of $8.3 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.95%, a weighted average constant prepayment rate on mortgages of 19.55% and a weighted average life of 3.9 years.  At December 31, 2010, our MSR had an estimated fair value of $9.2 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.96%, a weighted average constant prepayment rate on mortgages of 19.94% and a weighted average life of 3.8 years.

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

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level.  If the estimated fair value of the reporting unit exceeds its carrying amount, further evaluation is not necessary.  However, if the fair value of the reporting unit is less than its carrying amount, further evaluation is required to compare the implied fair value of the reporting unit’s goodwill to its carrying amount to determine if a write-down of goodwill is required.  Impairment exists when the carrying amount of goodwill exceeds its implied fair value.

For purposes of our goodwill impairment testing, we have identified a single reporting unit.  We consider the quoted market price of our common stock on our impairment testing date as an initial indicator of estimating the fair value of our reporting unit.  We also consider our average stock price, both before and after our impairment test date, as well as market-based control premiums in determining the estimated fair value of our reporting unit.  In addition to our internal goodwill impairment analysis, we periodically obtain a goodwill impairment analysis from an independent third party valuation firm.  The independent third party utilizes multiple valuation approaches including comparable transactions, control premium, public market peers and discounted cash flow.  Management reviews the assumptions and inputs used in the third party analysis for reasonableness.

At September 30, 2011, the carrying amount of our goodwill totaled $185.2 million.  On September 30, 2011, we performed our annual goodwill impairment test internally and also obtained an independent third party analysis.  Both analyses concluded there was no goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

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

Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer.  GSE issuance mortgage-backed securities comprised 96% of our securities portfolio at September 30, 2011.  Non-GSE issuance mortgage-backed securities at September 30, 2011 comprised 1% of our securities portfolio and had an amortized cost of $36.9 million, 47% of which are classified as available-for-sale and 53% of which are classified as held-to-maturity.  Substantially all of our non-GSE issuance securities are investment grade securities and they have performed similarly to our GSE issuance securities.  Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices.

The fair value of our investment portfolio is primarily impacted by changes in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.  At September 30, 2011, we had 38 securities with an estimated fair value totaling $46.1 million which had an unrealized loss totaling $585,000.  Of the securities in an unrealized loss position at September 30, 2011, $16.5 million, with an unrealized loss of $321,000, have been in a continuous unrealized loss position for more than twelve months.  At September 30, 2011, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities.  The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity.  Principal payments on loans and securities totaled $3.93 billion for the nine months ended September 30, 2011, compared to $4.11 billion for the nine months ended September 30, 2010.  The net decrease in loan and securities repayments for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, was primarily due to a decrease in securities repayments, partially offset by an increase in loan repayments.  The decrease in securities repayments is due, in part, to securities which were called during the nine months ended September 30, 2010.  The increase in loan repayments was primarily due to an increase in multi-family and commercial real estate mortgage loan repayments, partially offset by a decrease in one-to-four family mortgage loan repayments.  One-to-four family mortgage loan repayments for the nine months ended September 30, 2011 decreased slightly compared to the nine months ended September 30, 2010, but remained at elevated levels as interest rates on thirty year fixed rate conforming mortgage loans, which we do not retain for portfolio, remained at historic lows and as loans in our portfolio which qualified under the expanded conforming loan limits were refinanced into fixed rate conforming mortgages.  The rise in interest rates on thirty year fixed rate mortgage loans at the end of the 2010 fourth quarter and in the 2011 first quarter led to a decrease in loan repayments for the 2011 first and second quarters compared to the 2010 fourth quarter.  The decrease in interest rates on thirty year fixed rate mortgage loans during the 2011 second quarter, coupled with the flattening of the U.S. Treasury yield curve during the 2011 third quarter, led to an increase in repayments during the 2011 third quarter.  During the 2011 second and third quarters, we were somewhat more competitive with the pricing of our one-to-four family hybrid ARM and fifteen year jumbo mortgage rates which resulted in an increase in applications and a larger mortgage loan pipeline as of September 30, 2011 versus June 30, 2011 and March 31, 2011.  Additionally, we resumed originations of multi-family and commercial real estate loans in the New York City mortgage market during the 2011 third quarter.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings.  However, for the nine months ended September 30, 2011 and 2010, net deposit and borrowing activity resulted in a use of funds.  Net cash provided by operating activities totaled $228.4 million for the nine months ended September 30, 2011 and $203.4 million for the nine months ended September 30, 2010.  Deposits decreased $331.9 million during the nine months ended

September 30, 2011 and decreased $705.0 million during the nine months ended September 30, 2010.  The net decreases in deposits for the nine months ended September 30, 2011 and 2010 were primarily due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, NOW and demand deposit and money market accounts.  During the nine months ended September 30, 2011 and 2010, we continued to allow high cost certificates of deposit to run off as total assets declined.  The increases in low cost savings and NOW and demand deposit accounts during the nine months ended September 30, 2011 and 2010 appear to reflect customer preference for the liquidity these types of deposits provide.  The increase in money market accounts during the nine months ended September 30, 2011 reflects the introduction of our premium money market product during the 2011 third quarter.  We have achieved some success in extending the terms of our retained certificates of deposit.  During the nine months ended September 30, 2011, we extended $606.5 million of certificates of deposit for terms of two years or more in an effort to help limit our exposure to future increases in interest rates.

Net borrowings decreased $846.7 million during the nine months ended September 30, 2011 and decreased $664.7 million during the nine months ended September 30, 2010.  The decrease in net borrowings during the nine months ended September 30, 2011 and September 30, 2010 was primarily due to cash flows from mortgage loan and securities repayments in excess of mortgage loan originations and purchases, securities purchases and deposit outflows which enabled us to repay a portion of our matured borrowings.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities.  Gross mortgage loans originated and purchased for portfolio during the nine months ended September 30, 2011 totaled $2.37 billion, of which $1.61 billion were originations and $754.9 million were purchases, substantially all of which were one-to-four family mortgage loans.  This compares to gross mortgage loans originated and purchased for portfolio during the nine months ended September 30, 2010 totaling $2.24 billion, of which $1.88 billion were originations and $360.2 million were purchases, all of which were one-to-four family mortgage loans.  Despite our modest increases in originations and purchases, overall one-to-four family mortgage loan origination and purchase volume for portfolio has been negatively affected for an extended period of time by the historic low interest rates on thirty year fixed rate conforming mortgage loans, which we do not retain for portfolio, and the expanded conforming loan limits.  Purchases of securities totaled $651.3 million during the nine months ended September 30, 2011 and $563.5 million during the nine months ended September 30, 2010.

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

We maintain liquidity levels to meet our operational needs in the normal course of our business.  The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities.  Cash and due from banks and repurchase agreements, our most liquid assets, totaled $110.9 million at September 30, 2011 and $119.0 million at December 31, 2010.

At September 30, 2011, we had $769.0 million in borrowings with a weighted average rate of 4.37% maturing over the next twelve months.  We have the flexibility to either repay or rollover these borrowings as they mature.  Included in our borrowings are various obligations which, by their terms, may be called by the securities dealers and the FHLB-NY.  We believe the potential for these borrowings to be called does not present liquidity concerns as they have various call dates and coupons and we believe we can readily obtain replacement funding, albeit at higher rates.  We do not believe any of our borrowing counterparty concentrations represent a material risk to our liquidity.  In addition, we had $3.49 billion in certificates of deposit and Liquid CDs at September 30, 2011 with a weighted average rate of 1.54% maturing over the next twelve months.  We have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates at September 30, 2011.

				Certificates of Deposit
	Borrowings			and Liquid CDs
			Weighted			Weighted
			Average			Average
(Dollars in Millions)	Amount		Rate	Amount		Rate
Contractual Maturity:
Twelve months or less	$769		4.37%	$3,488	(1)	1.54%
Thirteen to thirty-six months	1,025	(2)	3.28	1,190		2.40
Thirty-seven to sixty months	550	(3)	3.50	1,154		2.75
Over sixty months	1,679	(4)	4.76	-		-
Total	$4,023		4.14%	$5,832		1.95%

(1)	Includes $301.2 million of Liquid CDs with a weighted average rate of 0.19% and $3.19 billion of certificates of deposit with a weighted average rate of 1.66%.
(2)	Includes $200.0 million of borrowings, with a weighted average rate of 3.90%, which are callable by the counterparty within the next three months and at various times thereafter.
(3)	Includes $400.0 million of borrowings with a weighted average rate of 4.28%, which are callable by the counterparty within the next three months and at various times thereafter.
(4)	Includes $1.55 billion of borrowings, with a weighted average rate of 4.35%, which are callable by the counterparty within the next three months and at various times thereafter.

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

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of interest on its debt obligations and repurchases of common stock.  During the nine months ended September 30, 2011, Astoria Financial Corporation paid interest totaling $13.3 million and dividends totaling $37.1 million.  On October 19, 2011, we declared a quarterly cash dividend of $0.13 per share on shares of our common stock payable on December 1, 2011 to stockholders of record as of the close of business on November 15, 2011.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At September 30, 2011, a maximum of 8,107,300 shares may yet be purchased under this plan, however, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal.  Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation.  During the nine months ended September 30, 2011, Astoria Federal paid dividends to Astoria Financial Corporation totaling $38.0 million.  On October 11, 2011, Astoria Federal paid a dividend to Astoria Financial Corporation totaling $26.0 million.

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At September 30, 2011, our tangible capital ratio, which represents stockholders’ equity less goodwill divided by total assets less goodwill, was 6.55%.  At September 30, 2011, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 8.75%, leverage capital ratio of 8.75% and total risk-based capital ratio of 16.18%.  Astoria Federal’s Tier 1 risk-based capital ratio was 14.89% at September 30, 2011.  As of September 30, 2011, Astoria Federal continues to be a well capitalized institution for all bank regulatory purposes.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments.  Commitments to sell loans totaled $47.1 million at

September 30, 2011.  The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.

The following table details our contractual obligations at September 30, 2011.

	Payments due by period
		Less than	One to	Three to	More than
(In Thousands)	Total	One Year	Three Years	Five Years	Five Years
On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$4,022,866	$769,000	$1,025,000	$550,000	$1,678,866
Off-balance sheet contractual obligations:
Minimum rental payments due under non-cancelable operating leases (1)	94,832	8,147	17,774	18,569	50,342
Commitments to originate and purchase loans (2)	716,137	716,137	-	-	-
Commitments to fund unused lines of credit (3)	249,804	249,804	-	-	-
Total	$5,083,639	$1,743,088	$1,042,774	$568,569	$1,729,208

(1)
Operating lease commitments include the commitment entered into during the 2011 third quarter for office space in Jericho, New York to house our new multi-family and commercial real estate lending department and other operations.

(2)	Commitments to originate and purchase loans include commitments to originate loans held-for-sale of $40.1 million.
(3)	Unused lines of credit relate primarily to home equity lines of credit.

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

Comparison of Financial Condition as of September 30, 2011 and December 31, 2010 and Operating Results for the Three and Nine Months Ended September 30, 2011 and 2010

Financial Condition

Total assets decreased $1.11 billion to $16.98 billion at September 30, 2011, from $18.09 billion at December 31, 2010.  The decrease in total assets was primarily due to a decrease in loans receivable.  Loans receivable, net, decreased $880.3 million to $13.14 billion at September 30, 2011, from $14.02 billion at December 31, 2010.  This decrease was a result of repayments outpacing our mortgage loan origination and purchase volume during the nine months ended September 30, 2011.

Mortgage loans decreased $876.5 million to $12.95 billion at September 30, 2011, from $13.83 billion at December 31, 2010.  This decrease was primarily due to decreases in our multi-family, one-to-four family and commercial real estate mortgage loan portfolios.  Mortgage loan repayments increased to $3.12 billion for the nine months ended September 30, 2011, from $2.89 billion for the nine months ended September 30, 2010.  This increase was primarily due to an increase in multi-family and commercial real estate mortgage loan repayments, partially offset by a slight decrease in one-to-four family mortgage loan repayments. Gross mortgage loans originated and purchased for portfolio during the nine months ended September 30, 2011 totaled

$2.37 billion, of which $1.61 billion were originations and $754.9 million were purchases, substantially all of which were one-to-four family mortgage loans.  This compares to gross mortgage loans originated and purchased for portfolio totaling $2.24 billion during the nine months ended September 30, 2010, of which $1.88 billion were originations and $360.2 million were purchases, all of which were one-to-four family mortgage loans.

Our mortgage loan portfolio continues to consist primarily of one-to-four family mortgage loans.  Our one-to-four family mortgage loan portfolio decreased $292.7 million to $10.56 billion at September 30, 2011, from $10.86 billion at December 31, 2010, and represented 79.8% of our total loan portfolio at September 30, 2011.  The decrease was primarily the result of the levels of repayments which outpaced our originations and purchases during the nine months ended September 30, 2011.  One-to-four family mortgage loan repayments decreased slightly during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, but remain at elevated levels.  The rise in interest rates on thirty year fixed rate mortgages at the end of the 2010 fourth quarter and in the 2011 first quarter led to a decrease in loan repayments which resulted in a significantly slower pace of decline in our one-to-four family mortgage loan portfolio in the 2011 first and second quarters, compared to the 2010 fourth quarter.  The decrease in interest rates on thirty year fixed rate mortgage loans during the 2011 second quarter, coupled with the flattening of the U.S. Treasury yield curve during the 2011 third quarter led to an increase in loan repayments during the 2011 third quarter.  However, origination and purchase volume also increased during the 2011 third quarter as a result of our more competitive pricing during the 2011 second and third quarters and outpaced repayments resulting in a slight increase in our one-to-four family mortgage loan portfolio at September 30, 2011 compared to June 30, 2011.  One-to-four family mortgage loan origination and purchase volume for portfolio has been negatively affected by the historic low interest rates for thirty year fixed rate conforming mortgages and the expanded conforming loan limits resulting in more borrowers opting for thirty year fixed rate conforming mortgages which we do not retain for portfolio.  During the nine months ended September 30, 2011, the loan-to-value ratio of our one-to-four family mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 60% and the loan amount averaged approximately $766,000.

Our multi-family mortgage loan portfolio decreased $502.6 million to $1.69 billion at September 30, 2011, from $2.19 billion at December 31, 2010.  Our commercial real estate loan portfolio decreased $78.9 million to $692.8 million at September 30, 2011, from $771.7 million at December 31, 2010.  The decreases in these loan portfolios are attributable to repayments, the sale or transfer to held-for-sale of certain delinquent and non-performing loans and the absence of new multi-family and commercial real estate loan originations.  We resumed originations of multi-family and commercial real estate mortgage loans in the New York City mortgage market during the 2011 third quarter.

Securities decreased $88.7 million to $2.48 billion at September 30, 2011, from $2.57 billion at December 31, 2010.  This decrease was primarily the result of principal payments received of $736.3 million, partially offset by purchases of $651.3 million.  At September 30, 2011, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost of $2.37 billion, a weighted average current coupon of 3.66%, a weighted average collateral coupon of 5.14% and a weighted average life of 2.1 years.  We expect to maintain our securities portfolio at September 30, 2011 levels, or slightly higher, throughout the remainder of 2011. For additional information regarding our securities portfolio, see Note 2 of Notes to Consolidated Financial Statements, in Item 1, “Financial Statements (Unaudited).”

Deposits decreased $331.9 million to $11.27 billion at September 30, 2011, from $11.60 billion at December 31, 2010, due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in money market, savings and NOW and demand deposit accounts.  Certificates of deposit decreased $783.2 million since December 31, 2010 to $5.53 billion at September 30, 2011.  Liquid CDs decreased $167.5 million since December 31, 2010 to $301.2 million at September 30, 2011.  Money market accounts increased $488.0 million since December 31, 2010 to $864.3 million at September 30, 2011.  Savings accounts increased $96.1 million since December 31, 2010 to $2.76 billion at September 30, 2011.  NOW and demand deposit accounts increased $34.9 million since December 31, 2010 to $1.81 billion at September 30, 2011.    During the nine months ended September 30, 2011, we continued to allow high cost certificates of deposit to run off as total assets declined.  The increases in low cost savings and NOW and demand deposit accounts during the nine months ended September 30, 2011 appear to reflect customer preference for the liquidity these types of deposits provide.  The increase in money market accounts reflects the introduction of our premium money market product which we began offering during the 2011 third quarter.

Total borrowings, net, decreased $846.7 million to $4.02 billion at September 30, 2011, from $4.87 billion at December 31, 2010.  The decrease in total borrowings was primarily the result of cash flows from mortgage loan and securities repayments exceeding mortgage loan originations and purchases, securities purchases and deposit outflows which enabled us to repay a portion of our matured borrowings.

Stockholders' equity increased $42.8 million to $1.28 billion at September 30, 2011, from $1.24 billion at December 31, 2010.  The increase in stockholders’ equity was due to net income of $55.4 million, the allocation of shares held by the ESOP of $12.1 million, stock-based compensation of $7.0 million and a decrease in accumulated other comprehensive loss of $5.2 million.  These increases were partially offset by dividends declared of $37.1 million.

Results of Operations

General

Net income for the three months ended September 30, 2011 decreased $10.3 million to $11.2 million, from $21.5 million for the three months ended September 30, 2010.  Diluted earnings per common share decreased to $0.12 per share for the three months ended September 30, 2011,  from $0.23 per share for the three months ended September 30, 2010.  Return on average assets decreased to 0.26% for the three months ended September 30, 2011, from 0.44% for the three months ended September 30, 2010, due to the decrease in net income, partially offset by a decrease in average assets.  Return on average stockholders’ equity decreased to 3.51% for the three months ended September 30, 2011, from 6.97% for the three months ended September 30, 2010.  Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, decreased to 4.11% for the three months ended September 30, 2011, from 8.21% for the three months ended September 30, 2010.  The decreases in the returns on average stockholders’ equity and average tangible stockholders’ equity for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, were primarily due to the decrease in net income.

Net income for the nine months ended September 30, 2011 increased $5.5 million to $55.4 million, from $49.9 million for the nine months ended September 30, 2010.  Diluted earnings per common share increased to $0.58 per share for the nine months ended September 30, 2011, from $0.53 per share for the nine months ended September 30, 2010.  Return on average assets increased to 0.42% for the nine months ended September 30, 2011, from 0.34% for the nine months ended September 30, 2010, due to the increase in net income and a decrease in average assets.  Return on average stockholders’ equity increased to 5.85% for the nine months ended September 30, 2011, from 5.45% for the nine months ended September 30, 2010.  Return on average tangible stockholders’ equity increased to 6.85% for the nine months ended September 30, 2011, from 6.43% for the nine months ended September 30, 2010.  The increases in the returns on average stockholders’ equity and average tangible stockholders’ equity for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, were due to the increase in net income, partially offset by an increase in average stockholders’ equity.

Our results of operations for the nine months ended September 30, 2010 include $6.2 million ($4.0 million, after tax) of non-interest income related to a litigation settlement (Goodwill Litigation), $7.9 million ($5.1 million, after tax) of non-interest expense related to a litigation settlement (McAnaney Litigation), and a $1.5 million ($981,000, after tax) asset impairment charge against non-interest income related to an office building previously included in premises and equipment, net, which was sold in the 2011 second quarter.  For the nine months ended September 30, 2010, these net charges reduced diluted earnings per common share by $0.02 per share, return on average assets by 1 basis point, return on average stockholders’ equity by 23 basis points and return on average tangible stockholders’ equity by 27 basis points.  For further discussion of the litigation settlements, see Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” in our 2010 Annual Report on Form 10-K.  For further discussion of the asset impairment charge recorded in the 2010 second quarter and the sale of the office building in the 2011 second quarter, see Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” in our 2010 Annual Report on Form 10-K and Note 5 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited),” in this Quarterly Report on Form 10-Q.

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

For the three months ended September 30, 2011, net interest income decreased $15.4 million to $90.6 million, from $106.0 million for the three months ended September 30, 2010, and decreased $44.4 million to $287.9 million for the nine months ended September 30, 2011, from $332.3 million for the nine months ended September 30, 2010, due to decreases in interest income, partially offset by decreases in interest expense.  Interest income for the three and nine months ended September 30, 2011 decreased, compared to the three and nine months ended September 30, 2010, primarily due to decreases in the average balances of mortgage loans and mortgage-backed and other securities, coupled with decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities.  Interest expense for the three and nine months ended September 30, 2011 decreased, compared to the three and nine months ended September 30, 2010, primarily due to decreases in the average balances of borrowings and certificates of deposit, coupled with decreases in the average costs of certificates of deposit.  The net interest rate spread decreased to 2.19% for the three months ended September 30, 2011, from 2.25% for the three months ended September 30, 2010, and decreased to 2.26% for the nine months ended September 30, 2011, from 2.29% for the nine months ended September 30, 2010.  The net interest margin decreased to 2.27% for the three months ended September 30, 2011, from 2.32% for the three months ended September 30, 2010, and decreased to 2.34% for the nine months ended September 30, 2011, from 2.36% for the nine months ended September 30, 2010.  The decreases in the net interest rate spread and net interest margin reflect the significant decreases in the yields on average interest-earning assets, partially offset by the declines in the costs of average interest-bearing liabilities, for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010.  The average balance of net interest-earning assets increased $26.3 million to $588.8 million for the three months ended September 30, 2011, from $562.5 million for the three months ended September 30, 2010, and increased $15.9 million to $588.2 million for the nine months ended September 30, 2011, from $572.3 million for the nine months ended September 30, 2010.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following tables set forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three and nine months ended September 30, 2011 and 2010.  Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown.  Average balances are derived from average daily balances.  The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended September 30,
			2011				2010
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$10,604,853		$105,769	3.99%	$11,678,392		$130,936	4.48%
Multi-family, commercial
real estate and construction	2,515,957		39,338	6.25	3,201,711		48,446	6.05
Consumer and other loans (1)	293,238		2,461	3.36	323,916		2,656	3.28
Total loans	13,414,048		147,568	4.40	15,204,019		182,038	4.79
Mortgage-backed and other securities (2)	2,344,816		19,670	3.36	2,555,951		25,336	3.97
Repurchase agreements and interest-earning cash accounts	115,228		54	0.19	332,171		188	0.23
FHLB-NY stock	128,664		1,432	4.45	174,220		1,999	4.59
Total interest-earning assets	16,002,756		168,724	4.22	18,266,361		209,561	4.59
Goodwill	185,151				185,151
Other non-interest-earning assets	925,222				888,925
Total assets	$17,113,129				$19,340,437

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,799,738		2,316	0.33	$2,407,180		2,448	0.41
Money market	646,966		1,491	0.92	342,453		385	0.45
NOW and demand deposit	1,804,760		301	0.07	1,686,109		279	0.07
Liquid CDs	328,426		193	0.24	585,814		689	0.47
Total core deposits	5,579,890		4,301	0.31	5,021,556		3,801	0.30
Certificates of deposit	5,623,449		29,185	2.08	7,155,096		42,343	2.37
Total deposits	11,203,339		33,486	1.20	12,176,652		46,144	1.52
Borrowings	4,210,625		44,594	4.24	5,527,188		57,392	4.15
Total interest-bearing liabilities	15,413,964		78,080	2.03	17,703,840		103,536	2.34
Non-interest-bearing liabilities	421,604				405,907
Total liabilities	15,835,568				18,109,747
Stockholders’ equity	1,277,561				1,230,690
Total liabilities and stockholders’ equity	$17,113,129				$19,340,437

Net interest income/
net interest rate spread (3)			$90,644	2.19%			$106,025	2.25%

Net interest-earning assets/
net interest margin (4)	$588,792			2.27%	$562,521			2.32%

Ratio of interest-earning assets to
interest-bearing liabilities	1.04	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30,
			2011				2010
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$10,701,179		$332,314	4.14%	$11,856,597		$408,640	4.60%
Multi-family, commercial
real estate and construction	2,694,186		124,915	6.18	3,319,318		149,169	5.99
Consumer and other loans (1)	300,502		7,477	3.32	328,264		7,975	3.24
Total loans	13,695,867		464,706	4.52	15,504,179		565,784	4.87
Mortgage-backed and other securities (2)	2,441,661		63,432	3.46	2,897,654		86,319	3.97
Repurchase agreements and interest-earning cash accounts	153,312		221	0.19	181,366		257	0.19
FHLB-NY stock	134,549		5,386	5.34	177,246		6,416	4.83
Total interest-earning assets	16,425,389		533,745	4.33	18,760,445		658,776	4.68
Goodwill	185,151				185,151
Other non-interest-earning assets	908,537				879,392
Total assets	$17,519,077				$19,824,988

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,770,622		7,812	0.38	$2,324,727		7,023	0.40
Money market	476,046		2,370	0.66	336,482		1,117	0.44
NOW and demand deposit	1,787,848		872	0.07	1,662,287		807	0.06
Liquid CDs	384,259		699	0.24	626,625		2,281	0.49
Total core deposits	5,418,775		11,753	0.29	4,950,121		11,228	0.30
Certificates of deposit	5,933,823		94,403	2.12	7,507,295		137,954	2.45
Total deposits	11,352,598		106,156	1.25	12,457,416		149,182	1.60
Borrowings	4,484,543		139,694	4.15	5,730,714		177,268	4.12
Total interest-bearing liabilities	15,837,141		245,850	2.07	18,188,130		326,450	2.39
Non-interest-bearing liabilities	417,391				416,514
Total liabilities	16,254,532				18,604,644
Stockholders’ equity	1,264,545				1,220,344
Total liabilities and stockholders’ equity	$17,519,077				$19,824,988

Net interest income/
net interest rate spread (3)			$287,895	2.26%			$332,326	2.29%

Net interest-earning assets/
net interest margin (4)	$588,248			2.34%	$572,315			2.36%

Ratio of interest-earning assets to
interest-bearing liabilities	1.04	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010			Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
	Increase (Decrease)			Increase (Decrease)
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
One-to-four family	$(11,493)	$(13,674)	$(25,167)	$(37,670)	$(38,656)	$(76,326)
Multi-family, commercial real estate and construction	(10,664)	1,556	(9,108)	(28,854)	4,600	(24,254)
Consumer and other loans	(258)	63	(195)	(690)	192	(498)
Mortgage-backed and other securities	(1,981)	(3,685)	(5,666)	(12,600)	(10,287)	(22,887)
Repurchase agreements and interest-earning cash accounts	(106)	(28)	(134)	(36)	-	(36)
FHLB-NY stock	(508)	(59)	(567)	(1,659)	629	(1,030)
Total	(25,010)	(15,827)	(40,837)	(81,509)	(43,522)	(125,031)
Interest-bearing liabilities:
Savings	378	(510)	(132)	1,179	(390)	789
Money market	509	597	1,106	569	684	1,253
NOW and demand deposit	22	-	22	20	45	65
Liquid CDs	(234)	(262)	(496)	(682)	(900)	(1,582)
Certificates of deposit	(8,373)	(4,785)	(13,158)	(26,513)	(17,038)	(43,551)
Borrowings	(14,010)	1,212	(12,798)	(38,851)	1,277	(37,574)
Total	(21,708)	(3,748)	(25,456)	(64,278)	(16,322)	(80,600)
Net change in net interest income	$(3,302)	$(12,079)	$(15,381)	$(17,231)	$(27,200)	$(44,431)

Interest Income

Interest income decreased $40.9 million to $168.7 million for the three months ended September 30, 2011, from $209.6 million for the three months ended September 30, 2010, due to a decrease of $2.27 billion in the average balance of interest-earning assets to $16.00 billion for the three months ended September 30, 2011, from $18.27 billion for the three months ended September 30, 2010, coupled with a decrease in the average yield on interest-earning assets to 4.22% for the three months ended September 30, 2011, from 4.59% for the three months ended September 30, 2010.  The decrease in the average balance of interest-earning assets was due to decreases in the average balances of all interest-earning asset categories.  The decrease in the average yield on interest-earning assets was primarily due to decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities, partially offset by an increase in the average yield on multi-family, commercial real estate and construction loans.

Interest income on one-to-four family mortgage loans decreased $25.1 million to $105.8 million for the three months ended September 30, 2011, from $130.9 million for the three months ended September 30, 2010, due to the combined effect of a decrease in the average yield to 3.99% for the three months ended September 30, 2011, from 4.48% for the three months ended September

30, 2010 and a decrease of $1.07 billion in the average balance of such loans.  The decrease in the average balance of one-to-four family mortgage loans was primarily due to the levels of repayments over the past year which have outpaced the levels of originations and purchases.  The decrease in the average yield was primarily due to new originations at lower interest rates than the rates on loans repaid over the past year and the impact of the downward repricing of our ARM loans, slightly offset by a decrease in net premium amortization.  The lower interest rates and decrease in the average balance are attributable to the U.S. government subsidizing the residential mortgage market with programs designed to keep the interest rate for thirty year fixed rate conforming mortgage loans at historic low levels, coupled with expanded conforming loan limits.  Net premium amortization on one-to-four family mortgage loans decreased $799,000 to $7.2 million for the three months ended September 30, 2011, from $8.0 million for the three months ended September 30, 2010.  The decrease in net premium amortization primarily reflects the lower average balance of one-to-four family mortgage loans during the three months ended September 30, 2011, compared to the three months ended September 30, 2010.

Interest income on multi-family, commercial real estate and construction loans decreased $9.1 million to $39.3 million for the three months ended September 30, 2011, from $48.4 million for the three months ended September 30, 2010, due to a decrease of $685.8 million in the average balance of such loans, partially offset by an increase in the average yield to 6.25% for the three months ended September 30, 2011, from 6.05% for the three months ended September 30, 2010.  The decrease in the average balance of multi-family, commercial real estate and construction loans is attributable to repayments, the sale or transfer to held-for-sale of certain delinquent and non-performing loans and the absence of new multi-family, commercial real estate and construction loan originations.  The increase in the average yield on multi-family, commercial real estate and construction loans is primarily due to an increase in prepayment penalties.  Prepayment penalties increased $1.4 million to $2.1 million for the three months ended September 30, 2011, from $646,000 for the three months ended September 30, 2010.

Interest income on mortgage-backed and other securities decreased $5.6 million to $19.7 million for the three months ended September 30, 2011, from $25.3 million for the three months ended September 30, 2010, due to a decrease in the average yield to 3.36% for the three months ended September 30, 2011, from 3.97% for the three months ended September 30, 2010, coupled with a decrease of $211.1 million in the average balance of the portfolio.  The decrease in the average yield was primarily due to repayments on higher yielding securities and purchases of new securities with lower coupons, in the prolonged low interest rate environment, than the weighted average coupon for the portfolio.  The decrease in the average balance of mortgage-backed and other securities was the result of repayments exceeding securities purchased over the past year.

Dividend income on FHLB-NY stock decreased $567,000 to $1.4 million for the three months ended September 30, 2011, from $2.0 million for the three months ended September 30, 2010, primarily due to a decrease of $45.6 million in the average balance.  The decrease in the average balance of FHLB-NY stock reflects a decrease in the level of FHLB-NY advances during the three months ended September 30, 2011, compared to the three months ended September 30, 2010.

Interest income decreased $125.1 million to $533.7 million for the nine months ended September 30, 2011, from $658.8 million for the nine months ended September 30, 2010, due to a decrease of $2.33 billion in the average balance of interest-earning assets to $16.43 billion for the nine months ended September 30, 2011, from $18.76 billion for the nine months ended September 30,

2010, coupled with a decrease in the average yield on interest-earning assets to 4.33% for the nine months ended September 30, 2011, from 4.68% for the nine months ended September 30, 2010.

Interest income on one-to-four family mortgage loans decreased $76.3 million to $332.3 million for the nine months ended September 30, 2011, from $408.6 million for the nine months ended September 30, 2010, due to the combined effect of a decrease in the average yield to 4.14% for the nine months ended September 30, 2011, from 4.60% for the nine months ended September 30, 2010 and a decrease of $1.16 billion in the average balance of such loans.  Net premium amortization on one-to-four family mortgage loans decreased $3.8 million to $19.6 million for the nine months ended September 30, 2011, from $23.4 million for the nine months ended September 30, 2010.

Interest income on multi-family, commercial real estate and construction loans decreased $24.3 million to $124.9 million for the nine months ended September 30, 2011, from $149.2 million for the nine months ended September 30, 2010, due to a decrease of $625.1 million in the average balance of such loans, partially offset by an increase in the average yield to 6.18% for the nine months ended September 30, 2011, from 5.99% for the nine months ended September 30, 2010.  Prepayment penalties increased $3.3 million to $5.2 million for the nine months ended September 30, 2011, from $1.9 million for the nine months ended September 30, 2010.

Interest income on mortgage-backed and other securities decreased $22.9 million to $63.4 million for the nine months ended September 30, 2011, from $86.3 million for the nine months ended September 30, 2010.  This decrease was due to a decrease of $456.0 million in the average balance of the portfolio, coupled with a decrease in the average yield to 3.46% for the nine months ended September 30, 2011, from 3.97% for the nine months ended September 30, 2010.

Dividend income on FHLB-NY stock decreased $1.0 million to $5.4 million for the nine months ended September 30, 2011, from $6.4 million for the nine months ended September 30, 2010.  This decrease was due to a decrease of $42.7 million in the average balance, partially offset by an increase in the average yield to 5.34% for the nine months ended September 30, 2011, from 4.83% for the nine months ended September 30, 2010.

Except as otherwise noted, the principal reasons for the changes in the average yields and average balances of the various assets noted above for the nine months ended September 30, 2011 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2011.

Interest Expense

Interest expense decreased $25.4 million to $78.1 million for the three months ended September 30, 2011, from $103.5 million for the three months ended September 30, 2010, due to a decrease of $2.29 billion in the average balance of interest-bearing liabilities to $15.41 billion for the three months ended September 30, 2011, from $17.70 billion for the three months ended September 30, 2010, coupled with a decrease in the average cost of interest-bearing liabilities to 2.03% for the three months ended September 30, 2011, from 2.34% for the three months ended September 30, 2010.  The decrease in the average balance of interest-bearing liabilities was primarily due to decreases in the average balances of certificates of deposit and borrowings.  The decrease in the average cost of interest-bearing liabilities was primarily due to a decrease in the average cost of certificates of deposit, partially offset by an increase in the average cost of borrowings.

Interest expense on total deposits decreased $12.6 million to $33.5 million for the three months ended September 30, 2011, from $46.1 million for the three months ended September 30, 2010, due to a decrease of $973.3 million in the average balance of total deposits to $11.20 billion for the three months ended September 30, 2011, from $12.18 billion for the three months ended September 30, 2010, coupled with a decrease in the average cost to 1.20% for the three months ended September 30, 2011, from 1.52% for the three months ended September 30, 2010.  The decrease in the average balance of total deposits was primarily due to decreases in the average balances of certificates of deposit and Liquid CDs, partially offset by increases in the average balances of savings, money market and NOW and demand deposit accounts.  The decrease in the average cost of total deposits was primarily due to the impact of the decline in interest rates over the past year on our certificates of deposit which matured and were replaced at lower interest rates.

Interest expense on certificates of deposit decreased $13.1 million to $29.2 million for the three months ended September 30, 2011, from $42.3 million for the three months ended September 30, 2010, due to a decrease of $1.53 billion in the average balance, coupled with a decrease in the average cost to 2.08% for the three months ended September 30, 2011, from 2.37% for the three months ended September 30, 2010.  The decrease in the average balance of certificates of deposit was primarily the result of our reduced focus on certificates of deposit.  Throughout most of 2010 and during 2011, we continued to allow high cost certificates of deposit to run off as total assets declined.  The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates.  During the three months ended September 30, 2011, $735.8 million of certificates of deposit matured, with a weighted average rate of 1.39% and a weighted average maturity at inception of sixteen months, and $436.4 million of certificates of deposit were issued or repriced, with a weighted average rate of 0.53% and a weighted average maturity at inception of fourteen months.

Interest expense on borrowings decreased $12.8 million to $44.6 million for the three months ended September 30, 2011, from $57.4 million for the three months ended September 30, 2010, due to a decrease of $1.32 billion in the average balance, partially offset by an increase in the average cost to 4.24% for the three months ended September 30, 2011, from 4.15% for the three months ended September 30, 2010.  The decrease in the average balance of borrowings was the result of cash flows from mortgage loan and securities repayments exceeding mortgage loan originations and purchases, securities purchases and deposit outflows which enabled us to repay a portion of our matured borrowings.  The increase in the average cost of borrowings is a result of borrowings which matured over the past year which had interest rates below the weighted average rate for the borrowings portfolio.

Interest expense decreased $80.6 million to $245.9 million for the nine months ended September 30, 2011, from $326.5 million for the nine months ended September 30, 2010, due to a decrease of $2.35 billion in the average balance of interest-bearing liabilities to $15.84 billion for the nine months ended September 30, 2011, from $18.19 billion for the nine months ended September 30, 2010, coupled with a decrease in the average cost of interest-bearing liabilities to 2.07% for the nine months ended September 30, 2011, from 2.39% for the nine months ended September 30, 2010.

Interest expense on total deposits decreased $43.0 million to $106.2 million for the nine months ended September 30, 2011, from $149.2 million for the nine months ended September 30, 2010, due to a decrease of $1.11 billion in the average balance of total deposits to $11.35 billion for the nine months ended September 30, 2011, from $12.46 billion for the nine months ended September 30, 2010, coupled with a decrease in the average cost to 1.25% for the nine months ended September 30, 2011, from 1.60% for the nine months ended September 30, 2010.

Interest expense on certificates of deposit decreased $43.6 million to $94.4 million for the nine months ended September 30, 2011, from $138.0 million for the nine months ended September 30, 2010, due to a decrease of $1.57 billion in the average balance, coupled with a decrease in the average cost to 2.12% for the nine months ended September 30, 2011, from 2.45% for the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, $2.82 billion of certificates of deposit matured, with a weighted average rate of 1.60% and a weighted average maturity at inception of seventeen months, and $1.95 billion of certificates of deposit were issued or repriced, with a weighted average rate of 0.92% and a weighted average maturity at inception of twenty months.

Interest expense on borrowings decreased $37.6 million to $139.7 million for the nine months ended September 30, 2011, from $177.3 million for the nine months ended September 30, 2010, due to a decrease of $1.25 billion in the average balance, partially offset by an increase in the average cost to 4.15% for the nine months ended September 30, 2011, from 4.12% for the nine months ended September 30, 2010.

Except as otherwise noted, the principal reasons for the changes in the average costs and average balances of the various liabilities noted above for the nine months ended September 30, 2011 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2011.

Provision for Loan Losses

We review our allowance for loan losses on a quarterly basis.  Material factors considered during our quarterly review are our loss experience, the composition and direction of loan delinquencies, the size and composition of our loan portfolio and the impact of current economic conditions.  We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  As a geographically diversified residential lender, we have been affected by negative consequences arising from the economic recession that continued throughout most of 2009 and, in particular, a sharp downturn in the housing industry nationally, as well as economic and housing industry weaknesses in the New York metropolitan area.  We are particularly vulnerable to a job loss recession.  Although the national economy experienced some recovery during the 2011 first quarter, it weakened during the six months ended September 30, 2011 as evidenced by, among other things, an increase in the unemployment rate since March 2011 and significantly lower job growth during the 2011 second and third quarters than the moderate growth experienced in the 2011 first quarter.  In addition, softness persists in the housing and real estate markets.

The allowance for loan losses decreased to $178.4 million at September 30, 2011, compared to $182.7 million at June 30, 2011 and $201.5 million at December 31, 2010.  The allowance for loan losses reflects the levels and composition of our loan delinquencies and non-performing loans, our loss history, the size and composition of our loan portfolio and our evaluation of the housing and real estate markets and overall economy, including the unemployment rate.  The provision for loan losses decreased to $10.0 million for the three months ended September 30, 2011, compared to $20.0 million for the three months ended September 30, 2010, and decreased to $27.0 million for the nine months ended September 30, 2011, compared to $100.0 million for the nine months ended September 30, 2010.  The decreases in the allowance for loan losses and the provision for loan losses reflect the stabilizing trend in overall asset quality experienced in 2010 and into 2011, coupled with the decline in the loan portfolio over the same period.  The provision for loan losses for the 2011 third quarter was equal to the provision for loan losses for the 2011 second quarter because we felt it prudent, at this time, to maintain our strong coverage ratios in the face of a continued weak economy and persistent high unemployment along with prolonged softness in housing values.  The allowance for loan losses as a percentage of total loans was 1.34% at September 30, 2011, compared to 1.35% at June 30, 2011 and 1.42% at December 31, 2010.  The allowance for loan losses as a percentage of non-performing loans was 46.94% at September 30, 2011, compared to 48.55% at June 30, 2011 and 51.57% at December 31, 2010.  Total delinquencies declined $15.0 million to $568.5 million at September 30, 2011, compared to $583.5 million at June 30, 2011 and declined $42.4 million, compared to $610.9 million at December 31, 2010.  Non-performing loans totaled $380.0 million at September 30, 2011, an increase of $3.7 million compared to $376.3 million at June 30, 2011 and a decrease of $10.7 million compared to $390.7 million at December 31, 2010.  The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages we apply to our non-performing loans are higher than the allowance coverage percentages applied to our performing loans.  In determining our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral.  To further enhance our non-performing loan analysis, during the quarter ended June 30, 2011, we began segmenting our non-performing loans by state and analyzing our historical loss experience and cure rates by state.

When analyzing our asset quality trends and coverage ratios, consideration is given to the accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio.  Included in our non-performing loans are one-to-four family mortgage loans which are 180 days or more past due.  We update our collateral values on one-to-four family mortgage loans which are 180 days past due and annually thereafter.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its fair value less estimated selling costs.  Therefore certain losses inherent in our non-performing one-to-four family mortgage loans are being recognized at 180 days of delinquency and annually thereafter and accordingly are charged off.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  In effect, these loans have been written down to their fair value less estimated selling costs and the inherent loss has been recognized.  Therefore, when reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs is considered.  At September 30, 2011, non-performing loans included one-to-four family mortgage loans which were 180 days or more past due totaling $258.7 million, net of $74.7 million in charge-offs related to such loans, which had a related allowance for loan losses totaling $7.3 million.  Excluding these one-to-four family mortgage loans which were 180 days or more past due at September 30, 2011 and their related allowance, our ratio of the allowance for loan losses to non-performing loans would be approximately

141%, which is a non-GAAP financial measure, compared to the ratio of the allowance for loan losses to non-performing loans of approximately 47%, as noted above.

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio.  We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time.  Our 2011 third quarter analysis of loss severity on one-to-four family mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO) to the loan’s original principal balance during the twelve months ended June 30, 2011, indicated an average loss severity of approximately 29% compared to an average loss severity of approximately 28% in our 2011 second quarter analysis and 26% in our 2011 first quarter analysis.  Our analysis in the 2011 third quarter primarily reviewed one-to-four family REO sales which occurred during the twelve months ended June 30, 2011 and included both full documentation and reduced documentation loans in a variety of states with varying years of origination.  Our 2011 third quarter analysis of charge-offs on multi-family, commercial real estate and construction loans, primarily related to loan sales, during the twelve months ended June 30, 2011, indicated an average loss severity of approximately 29%.  This compares to an average loss severity of approximately 31% in our 2011 second quarter analysis and 30% in our 2011 first quarter analysis.  We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses.  However, the uniqueness of each multi-family, commercial real estate and construction loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses.  We also obtain updated estimates of collateral value on our non-performing multi-family, commercial real estate and construction loans with balances of $1.0 million or greater.  We believe that using the loss experience of the past year (twelve months prior to the quarterly analysis) is reflective of the current economic and real estate environment.  The ratio of the allowance for loan losses to non-performing loans was approximately 47% at September 30, 2011, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses.

Net loan charge-offs totaled $14.4 million, or forty-three basis points of average loans outstanding, annualized, for the three months ended September 30, 2011 and $50.1 million, or forty-nine basis points of average loans outstanding, annualized, for the nine months ended September 30, 2011.  This compares to net loan charge-offs of $24.8 million, or sixty-five basis points of average loans outstanding, annualized, for the three months ended September 30, 2010 and $87.8 million, or seventy-six basis points of average loans outstanding, annualized, for the nine months ended September 30, 2010.  The decrease in net loan charge-offs for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, was primarily due to decreases in multi-family and one-to-four family mortgage loan net charge-offs.  The decrease in net loan charge-offs for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, was primarily due to decreases in multi-family, one-to-four family and commercial real estate mortgage loan net charge-offs.  Our non-performing loans, which are comprised primarily of mortgage loans, decreased $10.7 million to $380.0 million, or 2.85% of total loans, at September 30, 2011, from $390.7 million, or 2.75% of total loans, at December 31, 2010.  The decrease was primarily due to a decrease of $17.4 million in non-performing one-to-four family mortgage loans, partially offset by an increase of $8.2 million in multi-family and commercial real estate loans.  We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  If the sale and reclassification to held-for-sale of certain delinquent and non-performing loans, primarily multi-family and one-to-four family mortgage loans, during the nine months ended September 30, 2011 had not occurred, our non-performing loans would have been $24.4 million higher, which amount is gross of $7.0 million in net charge-offs taken on such loans.

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

During the 2011 first quarter, total delinquencies decreased primarily due to a decrease in non-performing loans and early stage delinquencies, continuing the trend from 2010.  Net loan charge-offs decreased slightly for the 2011 first quarter compared to the 2010 fourth quarter.  The national unemployment rate decreased to 8.8% for March 2011 and there were modest job gains for the quarter totaling 478,000 at the time of our analysis.  We continued to update our charge-off and loss analysis during the 2011 first quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased compared to December 31, 2010 and totaled $189.5 million at March 31, 2011 which resulted in  a provision for loan losses of $7.0 million for the 2011 first quarter.  During the 2011 second quarter, total delinquencies decreased due to a decrease in loans 60-89 days past due, partially offset by an increase in loans 30-59 days past due and a slight increase in non-performing loans.  The unemployment rate increased to 9.2% for June 2011 and job gains decreased significantly from the first quarter and totaled 260,000 at the time of our analysis.  Net loan charge-offs decreased for the 2011 second quarter compared to the 2011 first quarter.  We continued to update our charge-off and loss analysis during the 2011 second quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased compared to March 31, 2011 and totaled $182.7 million at June 30, 2011 which resulted in a provision for loan losses of $10.0 million for the three months ended June 30, 2011 and $17.0 million for the six months ended June 30, 2011.  During the 2011 third quarter, total delinquencies decreased due to a decrease in loans 30-59 days past due, partially offset by a slight increase in non-performing loans.  The unemployment rate decreased slightly to 9.1% and there were job gains for the quarter totaling 287,000 at the time of our analysis.  Net loan charge-offs decreased for the 2011 third quarter compared to the 2011 second quarter.  We continued to update our charge-off and loss analysis during the 2011 third quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased compared to June 30, 2011 and totaled $178.4 million at September 30, 2011 which resulted in a provision for loan losses of $10.0 million for the three months ended September 30, 2011 and $27.0 million for the nine months ended September 30, 2011.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, delinquencies and non-accrual and non-performing loans, our loss history and the current economic environment.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at September 30, 2011 and December 31, 2010.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality” and Note 4 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

Non-Interest Income

Non-interest income decreased $2.1 million to $16.5 million for the three months ended September 30, 2011, from $18.6 million for the three months ended September 30, 2010, and decreased $8.9 million to $51.6 million for the nine months ended September 30, 2011, from $60.5 million for the nine months ended September 30, 2010.  These decreases were primarily due to decreases in other non-interest income and customer service fees.

Other non-interest income decreased $901,000 to $1.3 million for the three months ended September 30, 2011, from $2.2 million for the three months ended September 30, 2010, primarily due to a decrease in net gain on sales of non-performing loans held-for-sale.  For the nine months ended September 30, 2011, other non-interest income decreased $6.2 million to $3.1 million, from $9.3 million for the nine months ended September 30, 2010, primarily due to a litigation settlement (Goodwill Litigation) of $6.2 million recorded in the 2010 second quarter and a decrease of $1.2 million in net gain on sales of non-performing loans held-for-sale, partially offset by an asset impairment charge of $1.5 million recorded in the 2010 second quarter.  For further discussion of the litigation settlement, see Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” in our 2010 Annual Report on Form 10-K.  The asset impairment charge was related to an office building previously included in premises and equipment, net, which was sold in the 2011 second quarter.  For further discussion of the asset impairment charge recorded in the 2010 second quarter and the sale of the building in the 2011 second quarter, see Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” in our 2010 Annual Report on Form 10-K and Note 5 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited),” in this Quarterly Report on Form 10-Q.

Customer service fees decreased $596,000 to $11.9 million for the three months ended September 30, 2011, from $12.5 million for the three months ended September 30, 2010, and decreased $3.4 million to $35.7 million for the nine months ended September 30, 2011, from $39.1 million for the nine months ended September 30, 2010.  These decreases were primarily due to decreases in overdraft fees related to transaction accounts.

Non-Interest Expense

Non-interest expense increased $7.7 million to $78.6 million for the three months ended September 30, 2011, from $70.9 million for the three months ended September 30, 2010, primarily due to increases in FDIC insurance premium expense and compensation and benefits expense.  For the nine months ended September 30, 2011, non-interest expense increased $9.2 million to $224.2 million, from $215.0 million for the nine months ended September 30, 2010, primarily due to increases in FDIC insurance premium expense, compensation and benefits expense and advertising expense, partially offset by a decrease in other non-interest expense.  Our percentage of general and administrative expense to average assets, annualized, increased to 1.84% for the three months ended September 30, 2011, from 1.47% for the three months ended September 30, 2010, and increased to 1.71% for the nine months ended September 30, 2011, from 1.45% for the nine months ended September 30, 2010.  The increases in these ratios were due to the decreases in average assets, coupled with the increases in general and administrative expenses, for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010.

FDIC insurance premium expense increased $4.3 million to $10.8 million for the three months ended September 30, 2011, from $6.5 million for the three months ended September 30, 2010, and increased $7.8 million to $27.5 million for the nine months ended September 30, 2011, from $19.7 million for the nine months ended September 30, 2010.  On February 7, 2011, the FDIC adopted a final rule that redefined the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, rather than on deposit bases, as required by the Reform Act, and revised the risk-based assessment system for all large insured depository institutions effective April 1, 2011 and results in significantly higher FDIC insurance premium expense.  For further discussion of the changes in FDIC insurance premiums, see “Federally Chartered Savings Association Regulation – Insurance of Deposit Accounts,” in Part I, Item 1, of our 2010 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors,” in our March 31, 2011 Quarterly Report on Form 10-Q.

Compensation and benefits expense increased $3.5 million to $39.5 million for the three months ended September 30, 2011, from $36.0 million for the three months ended September 30, 2010, and increased $7.3 million to $113.2 million for the nine months ended September 30, 2011, from $105.9 million for the nine months ended September 30, 2010.  These increases were primarily due to increases in ESOP related expenses, pension and other postretirement benefits expense, salary expense and stock-based compensation, partially offset by decreases in officer incentive accruals.  The increase in ESOP related expenses primarily reflects the reduction in the market value of our common stock during the 2011 third quarter.

Other non-interest expense decreased $6.8 million to $28.4 million for the nine months ended September 30, 2011, from $35.2 million for the nine months ended September 30, 2010, primarily due to a litigation settlement (McAnaney Litigation) of $7.9 million recorded in the 2010 second quarter and a decrease in legal expenses, partially offset by an increase in REO related expenses.  For further discussion of the litigation settlement, see Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” in our 2010 Annual Report on Form 10-K.   REO related expenses increased $2.2 million to $8.7 million for the nine months ended September 30, 2011.  Advertising expense increased $1.8 million to $6.4 million for the nine months ended September 30, 2011, from $4.6 million for the nine months ended September 30, 2010, due to additional marketing campaigns.

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

Income Tax Expense

For the three months ended September 30, 2011, income tax expense totaled $7.4 million, representing an effective tax rate of 39.7%, compared to $12.3 million for the three months ended September 30, 2010, representing an effective tax rate of 36.4%.  For the nine months ended September 30, 2011, income tax expense totaled $32.9 million, representing an effective tax rate of 37.2%, compared to $27.9 million for the nine months ended September 30, 2010, representing an effective tax rate of 35.8%.  The increases in the effective tax rate for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010, primarily reflect significant increases in net nonfavorable permanent differences, primarily due to the increase in non-deductible ESOP expense, coupled with the decrease in pre-tax book income for the three months ended September 30, 2011, compared to the three months ended September 30, 2010.

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

The composition of our loan portfolio, by property type, has remained relatively consistent over the last several years.  At September 30, 2011, our loan portfolio was comprised of 80% one-to-four family mortgage loans, 13% multi-family mortgage loans, 5% commercial real estate loans and 2% other loan categories.  This compares to 77% one-to-four family mortgage loans, 16% multi-family mortgage loans, 5% commercial real estate loans and 2% other loan categories at December 31, 2010.  Full documentation loans comprised 85% of our one-to-four family mortgage loan portfolio at September 30, 2011, compared to 84% at December 31, 2010 and comprised 88% of our total loan portfolio at September 30, 2011, compared to 87% at December 31, 2010.

The following table provides further details on the composition of our one-to-four family mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At September 30, 2011		At December 31, 2010
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
One-to-four family:
Full documentation interest-only (1)	$3,019,747	28.59%	$3,811,762	35.12%
Full documentation amortizing	5,942,774	56.26	5,272,171	48.57
Reduced documentation interest-only (1)(2)	1,182,887	11.20	1,331,294	12.26
Reduced documentation amortizing (2)	416,956	3.95	439,834	4.05
Total one-to-four family	$10,562,364	100.00%	$10,855,061	100.00%

(1)
Interest-only loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  Includes interest-only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaling $2.59 billion at September 30, 2011 and $2.91 billion at December 31, 2010.

(2)	Includes SISA loans totaling $246.0 million at September 30, 2011 and $272.7 million at December 31, 2010.

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

Although FICO scores are considered as part of our underwriting process, they have not always been recorded on our mortgage loan system and are not available for all of the one-to-four family mortgage loans on our mortgage loan system.  However, substantially all of our one-to-four family mortgage loans originated since March 2005 have credit scores available on our mortgage loan system.  At September 30, 2011, one-to-four family mortgage loans which had FICO scores available on our mortgage loan system totaled $9.25 billion, or 88% of our total one-to-four family mortgage loan portfolio, of which $441.4 million, or 5%, had FICO scores of 660 or below at the date of origination.  At December 31, 2010, one-to-four family mortgage loans which had FICO scores available on our mortgage loan system totaled $9.39 billion, or 86% of our total one-to-four family mortgage loan portfolio, of which $473.3 million, or 5%, had FICO scores of 660 or below at the date of origination. Of our one-to-four family mortgage loans to borrowers with known FICO scores of 660 or below, 72% are interest-only loans and 28% are amortizing loans at September 30, 2011 and 73% are interest-only loans and 27% are amortizing loans at December 31, 2010.  In addition, 67% of our loans to borrowers with known FICO scores of 660 or below were full documentation loans and 33% were reduced documentation loans at September 30, 2011 and at December 31, 2010.  We believe the aforementioned loans, when originated, were amply collateralized and otherwise conformed to our prime lending standards and do not present a greater risk of loss or other asset quality risk relative to comparable loans in our portfolio to other borrowers with higher credit scores.  We do not have FICO scores recorded on our mortgage loan system for 12% of our one-to-four family mortgage loans at September 30, 2011 and 14% of our one-to-four family mortgage loans at December 31, 2010.  Of our one-to-four family mortgage loans without a FICO score available on our mortgage loan system, 75% are amortizing loans and 25% are interest-only loans at September 30, 2011 and 74% are amortizing loans and 26% are interest-only loans at December 31, 2010.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At September 30, 2011	At December 31, 2010
Non-accrual delinquent mortgage loans	$373,476	$384,291
Non-accrual delinquent consumer and other loans	5,501	5,574
Mortgage loans delinquent 90 days or more and still accruing interest (1)	1,006	845
Total non-performing loans (2)	379,983	390,710
REO, net (3)	50,762	63,782
Total non-performing assets	$430,745	$454,492
Non-performing loans to total loans	2.85%	2.75%
Non-performing loans to total assets	2.24	2.16
Non-performing assets to total assets	2.54	2.51
Allowance for loan losses to non-performing loans	46.94	51.57
Allowance for loan losses to total loans	1.34	1.42

(1)	Mortgage loans delinquent 90 days or more and still accruing interest consist primarily of loans delinquent 90 days or more as to their maturity date but not their interest due.
(2)
Non-performing loans exclude loans which have been restructured and are accruing and performing in accordance with the restructured terms for a satisfactory period of time, generally six months.  Restructured accruing loans totaled $64.2 million at September 30, 2011 and $49.2 million at December 31, 2010.  Restructured loans included in non-performing loans totaled $36.8 million at September 30, 2011 and $47.5 million at December 31, 2010.

(3)	REO, primarily all of which are one-to-four family properties, is net of allowance for losses totaling $1.9 million at September 30, 2011 and $1.5 million at December 31, 2010.

Total non-performing assets decreased $23.8 million to $430.7 million at September 30, 2011, from $454.5 million at December 31, 2010.  This decrease was due to a decrease in REO, net, and a decrease in non-performing loans.  Non-performing loans, the most significant component of non-performing assets, decreased $10.7 million to $380.0 million at September 30, 2011, from $390.7 million at December 31, 2010,  primarily due to a decrease of $17.4 million in non-performing one-to-four family mortgage loans, partially offset by an increase of $8.2 million in multi-family and commercial real estate loans.  Non-performing one-to-four family mortgage loans reflect a greater concentration of reduced documentation loans.  Reduced documentation loans represent only 15% of the one-to-four family mortgage loan portfolio, yet represent 54% of non-performing one-to-four family mortgage loans at September 30, 2011.  The ratio of non-performing loans to total loans increased to 2.85% at September 30, 2011, from 2.75% at December 31, 2010.  The ratio of non-performing assets to total assets increased to 2.54% at September 30, 2011, from 2.51% at December 31, 2010.  The increases in these ratios are attributable to the decreases in total loans and total assets, partially offset by the decreases in non-performing loans and non-performing assets at September 30, 2011 compared to December 31, 2010.

We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  During the nine months ended September 30, 2011, we sold $20.4 million, net of charge-offs of $8.3 million, of delinquent and non-performing loans, primarily multi-family and one-to-four family mortgage loans.  In addition, included in loans held-for-sale, net, are delinquent and non-performing loans totaling $6.7 million, net of charge-offs of $3.7 million and a $71,000 lower of cost or market valuation allowance, at September 30, 2011 and $10.9 million, net of charge-offs of $5.2 million and a $169,000 lower of cost or market valuation allowance, at December 31, 2010, consisting primarily of multi-family and commercial real estate loans.  Such loans are excluded from non-performing loans, non-performing assets and related ratios.  Assuming we did not sell or reclassify to held-for-sale any delinquent and non-performing loans during 2011, at September 30, 2011 our non-performing loans and non-performing assets would have been $24.4 million higher and our allowance for loan losses would have been $7.0 million higher.  Additionally, the ratio of non-performing loans to total loans would have been 19 basis points higher, the ratio of non-performing assets to total assets would have been 14 basis points higher and the ratio of the allowance for loan losses to non-performing loans would have been 111 basis points lower.

The following table provides further details on the composition of our non-performing one-to-four family mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At September 30, 2011		At December 31, 2010
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Non-performing one-to-four family:
Full documentation interest-only	$110,126	33.90%	$105,982	30.96%
Full documentation amortizing	40,637	12.51	45,720	13.36
Reduced documentation interest-only	137,695	42.38	157,464	46.00
Reduced documentation amortizing	36,423	11.21	33,149	9.68
Total non-performing one-to-four family	$324,881	100.00%	$342,315	100.00%

The following table provides details on the geographic composition of both our total and non-performing one-to-four family mortgage loans as of September 30, 2011.

	One-to-Four Family Mortgage Loans
	At September 30, 2011
	Total Loans	Percent of Total Loans	Total Non-Performing Loans	Percent of Total Non-Performing Loans	Non-Performing Loans as Percent of State Totals

(Dollars in Millions)
State:
New York	$2,994.0	28.3%	$40.6	12.5%	1.36%
Illinois	1,286.4	12.2	49.5	15.2	3.85
Connecticut	1,041.1	9.9	32.1	9.9	3.08
New Jersey	763.8	7.2	56.6	17.4	7.41
Massachusetts	753.6	7.1	11.2	3.4	1.49
California	721.9	6.8	35.0	10.8	4.85
Virginia	636.9	6.0	12.4	3.8	1.95
Maryland	622.2	5.9	39.9	12.3	6.41
Washington	309.1	2.9	2.7	0.8	0.87
Texas	246.4	2.3	-	-	-
All other states (1) (2)	1,187.0	11.4	44.9	13.9	3.78
Total	$10,562.4	100.0%	$324.9	100.0%	3.08%

(1)	Includes 27 states and Washington, D.C.
(2)	Includes Florida with $203.3 million total loans, of which $23.2 million are non-performing loans.

At September 30, 2011, the geographic composition of our multi-family and commercial real estate mortgage loan portfolio was 94% in the New York metropolitan area, 3% in Florida, 2% in Pennsylvania and 1% in various other states and the geographic composition of non-performing multi-family and commercial real estate mortgage loans was 93% in the New York metropolitan area and 7% in Florida.

We discontinue accruing interest on loans when they become 90 days delinquent as to their payment due date.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.  If all non-accrual loans at September 30, 2011 and 2010 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $16.5 million for the nine months ended September 30, 2011 and $18.4 million for the nine months ended September 30, 2010.  This compares to actual payments recorded as interest income, with respect to such loans, of $4.7 million for the nine months ended September 30, 2011 and $6.1 million for the nine months ended September 30, 2010.

We may agree to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.  Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms generally for a period of six months.  Loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $36.8 million at September 30, 2011 and $47.5 million at December 31, 2010.  Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to accrual status.  Restructured accruing loans totaled $64.2 million at September 30, 2011 and $49.2 million at December 31, 2010.

In addition to non-performing loans, we had $185.3 million of potential problem loans at September 30, 2011, compared to $170.5 million at December 31, 2010.  Such loans include loans which are 60-89 days delinquent as shown in the following table and certain other internally adversely classified loans.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
	Number		Number		Number
	of		of		of
(Dollars in Thousands)	Loans	Amount	Loans	Amount	Loans	Amount
At September 30, 2011:
Mortgage loans:
One-to-four family	358	$108,884	105	$36,197	1,034	$324,881
Multi-family	37	29,847	10	5,869	35	34,027
Commercial real estate	2	512	1	1,960	8	10,914
Construction	-	-	-	-	1	4,660
Consumer and other loans	88	4,533	29	697	50	5,501
Total delinquent loans	485	$143,776	145	$44,723	1,128	$379,983
Delinquent loans to total loans		1.08%		0.34%		2.85%

At December 31, 2010:
Mortgage loans:
One-to-four family	396	$125,103	135	$47,862	1,040	$342,315
Multi-family	40	33,627	7	6,056	30	30,195
Commercial real estate	8	2,925	-	-	3	6,529
Construction	-	-	-	-	3	6,097
Consumer and other loans	100	4,155	22	421	58	5,574
Total delinquent loans	544	$165,810	164	$54,339	1,134	$390,710
Delinquent loans to total loans		1.17%		0.38%		2.75%

Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

For the Nine Months Ended September 30, 2011
(In Thousands)
Balance at January 1, 2011	$201,499
Provision charged to operations	27,000
Charge-offs:
One-to-four family	(50,361)
Multi-family	(6,696)
Commercial real estate	(756)
Construction	(420)
Consumer and other loans	(1,072)
Total charge-offs	(59,305)
Recoveries:
One-to-four family	8,546
Multi-family	7
Construction	495
Consumer and other loans	109
Total recoveries	9,157
Net charge-offs (1)	(50,148)
Balance at September 30, 2011	$178,351

(1)
Net charge-offs include $23.5 million related to one-to-four family reduced documentation mortgage loans and $7.0 million related to certain delinquent and non-performing loans transferred to held-for-sale.

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2011 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The Gap Table includes $2.15 billion of callable borrowings classified according to their maturity dates, primarily in the more than three years to five years and more than five years categories, which are callable within one year and at various times thereafter.  In addition, the Gap Table includes callable securities with an amortized cost of $52.9 million classified according to their maturity dates, in the more than five years category, which are callable within one year and at various times thereafter.  The classification of callable borrowings and securities according to their maturity dates is based on our experience with, and expectations of, these types of instruments and the current interest rate environment.  As indicated in the Gap Table, our one-year cumulative gap at September 30, 2011 was positive 3.22% compared to positive 5.18% at December 31, 2010.  The change in our one-year cumulative gap is primarily due to a decrease in projected mortgage loan and securities repayments within one year at September 30, 2011, compared to December 31, 2010.

	At September 30, 2011
		More than	More than
		One Year	Three Years
	One Year	to	to	More than
(Dollars in Thousands)	or Less	Three Years	Five Years	Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$4,832,300	$4,291,411	$2,952,369	$516,640	$12,592,720
Consumer and other loans (1)	280,243	2,619	10	188	283,060
Interest-earning cash accounts	39,453	-	-	-	39,453
Securities available-for-sale	130,724	144,309	80,079	24,665	379,777
Securities held-to-maturity	585,849	589,502	494,197	384,344	2,053,892
FHLB-NY stock	-	-	-	126,759	126,759
Total interest-earning assets	5,868,569	5,027,841	3,526,655	1,052,596	15,475,661
Net unamortized purchase premiums and deferred costs (2)	36,929	32,130	22,680	6,574	98,313
Net interest-earning assets (3)	5,905,498	5,059,971	3,549,335	1,059,170	15,573,974
Interest-bearing liabilities:
Savings	513,014	516,294	516,294	1,215,320	2,760,922
Money market	489,941	173,994	173,994	26,324	864,253
NOW and demand deposit	98,551	197,114	197,114	1,316,883	1,809,662
Liquid CDs	301,221	-	-	-	301,221
Certificates of deposit	3,187,243	1,189,813	1,154,033	-	5,531,089
Borrowings, net	768,615	1,025,000	550,000	1,678,866	4,022,481
Total interest-bearing liabilities	5,358,585	3,102,215	2,591,435	4,237,393	15,289,628
Interest sensitivity gap	546,913	1,957,756	957,900	(3,178,223)	$284,346
Cumulative interest sensitivity gap	$546,913	$2,504,669	$3,462,569	$284,346

Cumulative interest sensitivity gap as a percentage of total assets	3.22%	14.75%	20.40%	1.67%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	110.21%	129.60%	131.33%	101.86%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.
(2)	Net unamortized purchase premiums and deferred costs are prorated.
(3)	Includes securities available-for-sale at amortized cost.

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

We perform analyses of interest rate increases and decreases of up to 300 basis points although changes in interest rates of 200 basis points is a more common and reasonable scenario for analytical purposes.  Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning October 1, 2011 would increase by approximately 3.13% from the base projection. At December 31, 2010, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2011 would have increased by approximately 5.04% from the base projection.  The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%.  However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning October 1, 2011 would decrease by approximately 4.00% from the base projection.  At December 31, 2010, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2011 would have decreased by approximately 5.24% from the base projection.  The down 100 basis point scenarios include some limitations as well since certain indices, yields and costs are already below 1.00%.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, although our net interest income sensitivity analyses may provide an indication of our interest rate risk exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from bank owned life insurance and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning October 1, 2011 would increase by approximately $5.2 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning October 1, 2011 would decrease by approximately $2.2 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and net interest income sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2010 Annual Report on Form 10-K.

ITEM 4.  Controls and Procedures

Monte N. Redman, our President and Chief Executive Officer, and Frank E. Fusco, our Executive Vice President, Treasurer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2011.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

City of New York Notice of Determination
By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York has notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies relate to our operation of two subsidiaries of Astoria Federal, Fidata and AF Mortgage.  Fidata is a passive investment company which maintains offices in Connecticut.  AF Mortgage is an operating subsidiary through which Astoria Federal engaged in lending activities outside the State of New York.  We disagree with the assertion of the tax deficiencies and we filed Petitions for Hearings with the City of New York on December 6, 2010 and October 5, 2011 to oppose the Notices of Determination and to consolidate the hearings.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at September 30, 2011 with respect to this matter.

No assurance can be given as to whether or to what extent we will be required to pay the amount of the tax deficiencies asserted by the City of New York, whether additional tax will be assessed for years subsequent to 2008, that this matter will not be costly to oppose, that this matter will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

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

On July 22, 2011, we filed a motion to stay the action pending the outcome of an appeal pending before the Circuit Court of the Delaware District Court’s ruling in the IYG action.  The IYG action involves the same plaintiff making substantially similar allegations with respect to identical and substantially similar patents as those involved in the action against us.  The Delaware District Court granted IYG’s motion for summary judgment.  In our motion to stay, we assert that, should the Circuit Court uphold the Delaware District Court’s rulings, the Delaware District Court decision should be binding on the plaintiff in the litigation against us.

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

ITEM 1A.  Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2010 Annual Report on Form 10-K and Part II, Item 1A. “Risk Factors,” in our March 31, 2011 and June 30, 2011 Quarterly Reports on Form 10-Q.  There are no other material changes in risk factors relevant to our operations since June 30, 2011 except as discussed below.

Declines in the market value of our common stock may have a material effect on the value of our reporting unit which could result in a goodwill impairment charge and adversely affect our results of operations.

At September 30, 2011, the carrying amount of our goodwill totaled $185.2 million.  We performed our annual goodwill impairment test on September 30, 2011 and determined there was no goodwill impairment.  Due to market volatility during the 2011 third quarter, we experienced a decline in our market capitalization at September 30, 2011.  Our market capitalization continues to be less than our total stockholders’ equity at October 31, 2011.  We considered this and other factors in our goodwill impairment analyses.  No assurance can be given that we will not record an impairment loss on goodwill in a subsequent period.  However, our tangible capital ratio and Astoria Federal’s regulatory capital ratios would not be affected by this potential non-cash expense.

Our transition to the OCC as Astoria Federal’s primary banking regulator and the Board of Governors of the Federal Reserve System, or FRB, as our holding company regulator may increase our compliance costs.

On July 21, 2011, the OTS was eliminated and the OCC took over the regulation of all federal savings associations, including Astoria Federal.  The FRB also acquired the OTS’s authority over all savings and loan holding companies, including Astoria Financial Corporation, and became the supervisor of all subsidiaries of savings and loan holding companies other than depository institutions.  Consequently, we are now subject to regulation, supervision and examination by the OCC and the FRB, rather than the OTS.  Additionally, we have been advised by the Consumer Financial Protection Bureau that it will be supervising our compliance with consumer protection laws.  As a result of becoming subject to regulation by these three entities and in light of the overall enhanced regulatory scrutiny in our industry, we have decided to enhance various systems and add staff to keep up with the operational and regulatory burden associated with an institution of our size.  For example, we have, among other things, established and commenced implementing (a) a comprehensive enterprise risk management program, including the creation of an Enterprise Risk Management Department and an Enterprise Risk Management Committee of the Board of Directors of each of Astoria Federal and Astoria Financial Corporation, and (b) a comprehensive compliance management program, including the creation of a centralized Corporate Compliance Department.  These enhancements will result in additional investments in both technology and staffing that are likely to increase our non-interest expense.  Moreover, as our new regulators adopt implementing regulations and guidance with respect to their supervision of federal savings banks, we may need to evaluate and modify various policies and procedures, further enhance our technology and add more staff to ensure continued compliance with this regulatory burden.

Recent OCC guidance regarding mortgage foreclosure processes and an OCC mandated self-assessment may increase our compliance costs and could impact our foreclosure process.

Several of the nation’s largest mortgage loan servicers have experienced highly publicized issues with respect to their foreclosure processes. In light of these issues, on June 30, 2011, the OCC issued supervisory guidance regarding the OCC’s expectations for the oversight and management of mortgage foreclosure activities by banks engaged in mortgage servicing, such as Astoria Federal, to ensure that mortgage servicers comply with foreclosure laws, conduct foreclosure processing in a safe and sound manner and establish responsible business practices that provide accountability and appropriate treatment of borrowers in the foreclosure process.  The OCC’s supervisory guidance requires that  all banks supervised by the OCC conduct a self-assessment of foreclosure management policies, including compliance with legal requirements, testing and file reviews and to take immediate corrective action with respect to any identified  weaknesses in their foreclosure processes.  As part of the self-assessment we are also required to determine if such weaknesses resulted in any financial harm to borrowers and provide remediation where appropriate.  Compliance with the OCC’s supervisory guidance and the mandated self-assessment is likely to increase our non-interest expense.  In addition, while we do not believe that there are any material weaknesses in our foreclosure process or that our borrowers experienced any financial harm, we may be required to enhance our policies and procedures to meet heightened standards and restrictions not currently set forth in any statutory laws or regulations.

Multi-family and commercial real estate lending may expose us to increased lending risks.

While we are primarily a one-to-four family mortgage lender, we also originate multi-family and commercial real estate loans.  At September 30, 2011, $1.69 billion, or 13%, of our total loan portfolio consisted of multi-family loans and $692.8 million, or 5%, of our total loan portfolio consisted of commercial real estate loans. Multi-family and commercial real estate loans generally involve a greater degree of credit risk than one-to-four family mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by multi-family properties and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation.  At September 30, 2011, non-performing multi-family and commercial real estate loans totaled $44.9 million, or 1.89% of our total portfolio of multi-family and commercial real estate loans.

We have originated multi-family and commercial real estate loans in areas other than the New York metropolitan area. At September 30, 2011, loans in states other than New York, New Jersey and Connecticut comprised 6% of the total multi-family and commercial real estate loan portfolio. We could be subject to additional risks with respect to multi-family and commercial real estate lending in areas other than the New York metropolitan area since we have less experience in these areas with this type of lending and less direct oversight of the local market and the borrowers’ operations.

We did not originate any multi-family and commercial real estate loans during 2010. However, we resumed originations in the New York City multi-family mortgage market in the 2011 third quarter.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2011, there were no repurchases of our common stock.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At September 30, 2011, a maximum of 8,107,300 shares may yet be purchased under this plan, however, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  (Removed and Reserved)

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

See Index of Exhibits on page 72.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

Dated: November 4, 2011	By:	/s/ Monte N. Redman
Monte N. Redman
President and Chief Executive Officer

Dated: November 4, 2011	By:	/s/ Frank E. Fusco
Frank E. Fusco Executive Vice President, Treasurer and Chief Financial Officer (Principal Accounting Officer)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

31.1	Certifications of Chief Executive Officer.

31.2	Certifications of Chief Financial Officer.

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