Form 10-K
period 2011-12-31
ASTORIA FINANCIAL CORP
filed 2012-02-28
CIK 910322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2011, based on the closing price for a share of the registrant's Common Stock on that date as reported by the New York Stock Exchange, was $1.20 billion.

The number of shares of the registrant's Common Stock outstanding as of February 15, 2012 was 98,541,387 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be utilized in connection with the Annual Meeting of Stockholders to be held on May 16, 2012 and any adjournment thereof, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2011, are incorporated by reference into Part III.

ASTORIA FINANCIAL CORPORATION

2011 ANNUAL REPORT ON FORM 10-K

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

Forward-looking statements are based on various assumptions and analyses made by us in light of our management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;
•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;
•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;
•	changes in deposit flows, loan demand or real estate values may adversely affect our business;
•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;
•	general economic conditions, either nationally or locally in some or all areas in which we do business, or conditions in the real estate or securities markets or the banking industry may be less favorable than we currently anticipate;
•	legislative or regulatory changes, including the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Reform Act, and any actions regarding foreclosures, may adversely affect our business;
•	transition of our regulatory supervisor from the Office of Thrift Supervision, or OTS, to the Office of the Comptroller of the Currency, or OCC;
•	effects of changes in existing U.S. government or government-sponsored mortgage programs;
•	technological changes may be more difficult or expensive than we anticipate;
•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate; or
•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may be determined adverse to us or may delay the occurrence or non-occurrence of events longer than we anticipate.

We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

PART I

As used in this Form 10-K, “we,” “us” and “our” refer to Astoria Financial Corporation and its consolidated subsidiaries, principally Astoria Federal Savings and Loan Association.

ITEM 1. BUSINESS

General

We are a Delaware corporation organized in 1993 as the unitary savings and loan association holding company of Astoria Federal Savings and Loan Association and its consolidated subsidiaries, or Astoria Federal. We are headquartered in Lake Success, New York and our principal business is the operation of our wholly-owned subsidiary, Astoria Federal. Astoria Federal’s primary business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities and borrowings, primarily in one-to-four family mortgage loans, multi-family mortgage loans, commercial real estate loans and mortgage-backed securities. To a lesser degree, Astoria Federal also invests in consumer and other loans, U.S. government, government agency and government-sponsored enterprise, or GSE, securities and other investments permitted by federal banking laws and regulations.

Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and the interest paid on our deposits and borrowings. Our net income is also affected by our provision for loan losses, non-interest income, general and administrative expense and income tax expense. Non-interest income includes customer service fees; other loan fees; net gain on sales of securities; mortgage banking income, net; income from bank owned life insurance, or BOLI; and other non-interest income. General and administrative expense consists of compensation and benefits expense; occupancy, equipment and systems expense; Federal Deposit Insurance Corporation, or FDIC, insurance premium expense; advertising expense; and other operating expenses. Our earnings are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

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

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans, most of which are secured by one-to-four family properties and, to a lesser extent, multi-family properties and commercial real estate. The remainder of the loan portfolio consists of a variety of consumer and other loans. At December 31, 2011, our net loan portfolio totaled $13.12 billion, or 77.1% of total assets.

We originate mortgage loans either directly through our banking and loan production offices in New York or indirectly through brokers and our third party loan origination program. Mortgage loan originations and purchases for portfolio totaled $3.68 billion for the year ended December 31, 2011, substantially all of which were one-to-four family mortgage loans, and $2.89 billion for the year ended December 31, 2010, all of which were one-to-four family loans. Multi-family and commercial real estate lending, which we resumed during the 2011 third quarter, accounted for $204.0 million of portfolio originations during 2011. Our one-to-four family retail loan origination program accounted for $1.33 billion of portfolio originations during 2011 and $1.22 billion during 2010. We also have an extensive broker network covering fourteen states and the District of Columbia. Our one-to-four family broker loan origination program consists of relationships with mortgage brokers and accounted for $1.03 billion of portfolio originations during 2011 and $1.23 billion during 2010. Our third party loan origination program includes relationships with other financial institutions and mortgage bankers covering fifteen states and the District of Columbia and accounted for one-to-four family portfolio purchases of $1.11 billion during 2011 and $438.6 million during 2010. We purchase individual mortgage loans through our third party loan origination program which are subject to the same underwriting standards as our retail and broker originations. Our various loan origination programs provide efficient and diverse delivery channels for deployment of our cash flows. Additionally, our broker and third party loan origination programs provide geographic diversification, reducing our exposure to concentrations of credit risk. At December 31, 2011, $4.88 billion, or 37.8%, of our total mortgage loan portfolio was secured by properties located in New York and $8.04 billion, or 62.2%, of our total mortgage loan portfolio was secured by properties located in 35 other states and the District of Columbia. Excluding New York, we have a concentration of greater than 5.0% of our total mortgage loan portfolio in five states: 9.7% in Illinois, 9.3% in Connecticut, 7.7% in New Jersey, 6.0% in Massachusetts and 5.4% in California.

We also originate mortgage loans for sale. Generally, we originate fifteen and thirty year fixed rate one-to-four family mortgage loans that conform to GSE guidelines (conforming loans) for sale to various GSEs or other investors on a servicing released or retained basis. The sale of such loans is generally arranged through a master commitment on a mandatory delivery or best efforts basis. Originations of one-to-four family mortgage loans held-for-sale totaled $196.1 million in 2011 and $289.8 million in 2010, all of which were originated through our retail loan origination program. Loans serviced for others totaled $1.45 billion at December 31, 2011.

We outsource the servicing of our mortgage loan portfolio, including our portfolio of mortgage loans serviced for other investors, to an unrelated third party under a sub-servicing agreement.

One-to-Four Family Mortgage Lending

Our primary lending emphasis is on the origination and purchase of first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner. To a much lesser degree, we have made loans secured by non-owner occupied one-to-four family properties acquired as an investment by the borrower, although we discontinued originating such loans in January 2008. We also originate a limited number of second home mortgage loans. At December 31, 2011, $10.56 billion, or 80.0%, of our total loan portfolio consisted of one-to-four family mortgage loans, of which $8.79 billion, or 83.2%, were hybrid adjustable rate mortgage, or ARM, loans and $1.77 billion, or 16.8%, were fixed rate loans, of which 82.0% were fifteen year fixed rate mortgage loans.

We offer amortizing hybrid ARM loans with terms up to forty years which initially have a fixed rate for three, five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period. Our amortizing hybrid ARM loans require the borrower to make principal and interest payments during the entire loan term. Our portfolio of one-to-four family amortizing hybrid ARM loans totaled $4.95 billion, or 46.8% of our total one-to-four family mortgage loan portfolio, at December 31, 2011. Prior to the 2010 fourth quarter, we offered interest-only hybrid ARM loans with terms of up to forty years, which have an initial fixed rate for five or seven years and convert into one year interest-only ARM loans at the end of the initial fixed rate period. Our interest-only hybrid ARM loans require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term. Our portfolio of one-to-four family interest-only hybrid ARM loans totaled $3.84 billion, or 36.4% of our total one-to-four family mortgage loan portfolio, at December 31, 2011. We do not originate one year ARM loans. The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period. We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.

Within our one-to-four family mortgage loan portfolio we have reduced documentation loan products, substantially all of which are hybrid ARM loans (interest-only and amortizing). Reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans. To a lesser extent, our portfolio of reduced documentation loans also includes SISA (stated income, stated asset) loans. During the 2007 fourth quarter, we stopped offering reduced documentation loans. Reduced documentation loans in our one-to-four family mortgage loan portfolio totaled $1.56 billion, or 14.7% of our total one-to-four family mortgage loan portfolio at December 31, 2011 and included $240.7 million of SISA loans.

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

We continue to manage the greater risk posed by our hybrid ARM loans through the application of sound underwriting policies and risk management procedures. Our risk management procedures and underwriting policies include a variety of factors and analyses. These include, but are not limited to, the determination of the markets in which we lend; the products we offer and the pricing of those products; the evaluation of potential borrowers and the characteristics of the property supporting the loan; the monitoring and analyses of the performance of our portfolio, in the aggregate and by segment, at various points in time and trends over time; and our collection efforts and marketing of delinquent and non-

performing loans and foreclosed properties. We monitor our market areas and the performance and pricing of our various loan product offerings to determine the prudence of continuing to offer such loans and to determine what changes, if any, should be made to our product offerings and related underwriting.

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

Our current policy on owner-occupied, one-to-four family mortgage loans in New York, Connecticut and Massachusetts is to lend up to 80% of the appraised value of the property securing the loan for loan amounts up to $1.0 million and up to 75% for loan amounts over $1.0 million and not more than $1.5 million. For select counties within New York, Connecticut and Massachusetts, our current policy is to lend up to 65% of the appraised value of the property securing the loan for loan amounts up to $2.0 million and up to 60% for loan amounts over $2.0 million and not more than $2.5 million. In all other approved states, our current policy on owner-occupied, one-to-four family mortgage loans is to lend up to 80% of the appraised value of the property securing the loan for loan amounts up to $500,000, up to 75% for loan amounts over $500,000 and not more than $1.0 million and up to 70% for loan amounts over $1.0 million and not more than $1.5 million. The exceptions to this policy are loans originated under our affordable housing program, which is consistent with our program for compliance with the Community Reinvestment Act, or CRA, and loans originated for sale. See “Regulation and Supervision - Community Reinvestment” for further discussion of the CRA. Prior to the 2007 fourth quarter, our policy generally was to lend up to 80% of the appraised value of the property securing the loan and, for mortgage loans which had a loan-to-value ratio of greater than 80%, we required the mortgagor to obtain private mortgage insurance. In addition, we offered a variety of proprietary products which allowed the borrower to obtain financing of up to 90% loan-to-value without private mortgage insurance, through a combination of a first mortgage loan with an 80% loan-to-value and a home equity line of credit for the additional 10%. During the 2007 fourth quarter, we revised our policy on originations of owner-occupied, one-to-four family mortgage loans to discontinue lending amounts in excess of 80% of the appraised value of the property securing the loan and during the 2008 third quarter we revised our policy to discontinue lending amounts in excess of 75% of the appraised value of the property. During 2010, we revised our policy to the current limits, with certain exceptions, as noted above. We periodically review our loan product offerings and related underwriting and make changes as necessary in response to market conditions.

All of our hybrid ARM loans have annual and lifetime interest rate ceilings and floors. Such loans have been offered with an initial interest rate which is less than the fully indexed rate for the loan at the time of origination, referred to as a discounted rate. We determine the initial interest rate in accordance with market and competitive factors giving consideration to the spread over our funding sources in conjunction with our overall interest rate risk, or IRR, management strategies. In 2006, to recognize the credit risks associated with interest-only hybrid ARM loans, we began underwriting such loans based on a fully amortizing loan (in effect underwriting interest-only hybrid ARM loans as if they were amortizing hybrid ARM loans). Prior to 2007, we would underwrite our interest-only hybrid ARM loans using the initial note rate, which may have been a discounted rate. In 2007, we began underwriting our interest-only hybrid ARM loans at the higher of the fully indexed rate or the initial note rate. In 2009, we began underwriting our interest-only and amortizing hybrid ARM loans at the higher of the fully indexed rate, the initial note rate or 6.00%. During the 2010 second quarter, we reduced the underwriting interest rate floor from 6.00% to 5.00% to reflect the current interest rate environment. We monitor credit risk on interest-only hybrid ARM loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner as we monitor credit risk on all interest-only hybrid ARM loans. Our portfolio of one-to-four family interest-only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaled $2.50 billion, or 23.6% of our total one-to-four family mortgage loan portfolio, at December 31, 2011.

Multi-Family and Commercial Real Estate Lending

While we are primarily a one-to-four family mortgage lender, we also originate multi-family and commercial real estate loans. At December 31, 2011, $1.69 billion, or 12.8%, of our total loan portfolio consisted of multi-family mortgage loans and $659.7 million, or 5.0%, of our total loan portfolio consisted of commercial real estate loans. Included in our multi-family and commercial real estate loan portfolios are mixed use loans secured by properties which are intended for both residential and business use and are classified as multi-family or commercial real estate based on the greater number of residential versus commercial units. The multi-family and commercial real estate loans in our portfolio consist of both fixed rate and adjustable rate loans which were originated at prevailing market rates. Multi-family and commercial real estate loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years. During 2009, due primarily to conditions in the real estate market and economic environment at that time, we suspended originations of multi-family and commercial real estate loans. During the 2011 third quarter, we resumed multi-family and commercial real estate lending. We currently offer fixed rate five to fifteen year term balloon loans amortized over fifteen to thirty years. We have also originated interest-only multi-family and commercial real estate loans to qualified borrowers. Such loans were underwritten on the basis of a fully amortizing loan. Multi-family and commercial real estate interest-only loans differ from one-to-four family interest-only loans in that the interest-only period for multi-family and commercial real estate loans generally ranges from one to five years and such loans typically provide for balloon payments at maturity. Our portfolio of multi-family and commercial real estate interest-only loans totaled $125.5 million, or 5.4% of our total multi-family and commercial real estate loan portfolio at December 31, 2011, and was comprised primarily of multi-family loans.

In making multi-family and commercial real estate loans, we primarily consider the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and our lending experience with the borrower. Our current policy for multi-family loans is to require a minimum debt service coverage ratio of 1.20 times and to finance up to 80% of the lesser of the purchase price or appraised value of the property securing the loan on purchases or 80% of the appraised value on refinances. For commercial real estate loans, our current policy is to require a minimum debt service coverage ratio of 1.25 times and to finance up to 75% of the lesser of the purchase price or appraised value of the property securing the loan on purchases or 75% of the appraised value on refinances.

Our policy generally has been to originate multi-family and commercial real estate loans in the New York metropolitan area, which includes New York, New Jersey and Connecticut, although prior to 2008 we originated loans in various other states including Florida and Pennsylvania. During the 2011 third quarter, we resumed originations of multi-family and commercial real estate loans in select locations within the New York metropolitan area. Originations of multi-family and commercial real estate loans totaled $204.0 million during the year ended December 31, 2011.

The majority of the multi-family loans in our portfolio are secured by five to fifty-unit apartment buildings and mixed use properties (more residential than business units). In connection with our resumption of multi-family and commercial real estate lending during 2011, we also originate underlying mortgage loans secured by cooperative properties. The average balance of multi-family and commercial real estate loans originated during 2011 was $3.6 million. At December 31, 2011, our single largest multi-family credit had an outstanding balance of $15.8 million, was current and was secured by a 423-unit cooperative building in Yonkers, New York. At December 31, 2011, the average balance of loans in our multi-family portfolio was approximately $870,000. Commercial real estate loans are typically secured by retail stores, office buildings and mixed use properties (more business than residential units). At December 31, 2011, our single largest commercial real estate credit had an outstanding principal balance of $6.3 million, was current and was secured by a 22-unit retail shopping center in Bohemia, New York. At December 31, 2011, the average balance of loans in our commercial real estate portfolio was approximately $960,000.

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

Consumer and Other Loans

At December 31, 2011, $282.4 million, or 2.1%, of our total loan portfolio consisted of consumer and other loans which were primarily home equity lines of credit. Home equity lines of credit are adjustable rate loans which are indexed to the prime rate and generally reset monthly. Such lines of credit were underwritten based on our evaluation of the borrower’s ability to repay the debt.

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

Included in consumer and other loans were $12.0 million of commercial business loans at December 31, 2011. These loans are underwritten based upon the cash flow and earnings of the borrower and the value of the collateral securing such loans, if any.

Loan Approval Procedures and Authority

For individual loans with balances of $5.0 million or less or when the overall lending relationship is $40.0 million or less, loan approval authority has been delegated by the Board of Directors to various members of our multi-family and commercial real estate underwriting and management staff. For individual loan amounts or overall lending relationships in excess of these amounts, loan approval authority has been delegated by the Board of Directors to members of our Executive Loan Committee, which consists of certain members of executive and senior executive management.

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

Loan Portfolio Composition

The following table sets forth the composition of our loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans (gross):
One-to-four family	$10,561,539	80.02%	$10,855,061	76.77%	$11,895,362	75.88%	$12,349,617	74.42%	$11,628,270	72.51%
Multi-family	1,686,270	12.78	2,187,869	15.47	2,559,058	16.33	2,911,733	17.55	2,945,546	18.36
Commercial real estate	659,706	5.00	771,654	5.46	866,804	5.53	941,057	5.67	1,031,812	6.43
Construction	7,601	0.06	15,145	0.11	23,599	0.15	56,829	0.34	77,723	0.48
Total mortgage loans	12,915,116	97.86	13,829,729	97.81	15,344,823	97.89	16,259,236	97.98	15,683,351	97.78
Consumer and other loans (gross):
Home equity	259,036	1.96	282,453	2.00	302,410	1.93	307,831	1.85	320,884	1.99
Other	23,408	0.18	26,887	0.19	27,608	0.18	27,547	0.17	35,937	0.23
Total consumer and other loans	282,444	2.14	309,340	2.19	330,018	2.11	335,378	2.02	356,821	2.22
Total loans (gross)	13,197,560	100.00%	14,139,069	100.00%	15,674,841	100.00%	16,594,614	100.00%	16,040,172	100.00%
Net unamortized premiums and deferred loan costs	77,044		83,978		105,881		117,830		114,842
Loans receivable	13,274,604		14,223,047		15,780,722		16,712,444		16,155,014
Allowance for loan losses	(157,185)		(201,499)		(194,049)		(119,029)		(78,946)
Loans receivable, net	$13,117,419		$14,021,548		$15,586,673		$16,593,415		$16,076,068

Loan Maturity, Repricing and Activity

The following table shows the contractual maturities of our loans receivable at December 31, 2011 and does not reflect the effect of prepayments or scheduled principal amortization.

	At December 31, 2011
(In Thousands)	One-to-Four Family	Multi- Family	Commercial Real Estate	Construction	Consumer and Other	Total
Amount due:
Within one year	$3,679	$22,377	$9,178	$7,601	$12,053	$54,888
After one year:
Over one to three years	32,833	153,462	133,875	-	9,883	330,053
Over three to five years	26,800	300,168	187,725	-	2,810	517,503
Over five to ten years	173,476	940,569	228,703	-	814	1,343,562
Over ten to twenty years	1,751,202	211,911	86,645	-	14,841	2,064,599
Over twenty years	8,573,549	57,783	13,580	-	242,043	8,886,955
Total due after one year	10,557,860	1,663,893	650,528	-	270,391	13,142,672
Total amount due	$10,561,539	$1,686,270	$659,706	$7,601	$282,444	$13,197,560
Net unamortized premiums and deferred loan costs						77,044
Allowance for loan losses						(157,185)
Loans receivable, net						$13,117,419

The following table sets forth at December 31, 2011, the dollar amount of our loans receivable contractually maturing after December 31, 2012, and whether such loans have fixed interest rates or adjustable interest rates. Our interest-only and amortizing hybrid ARM loans are classified as adjustable rate loans.

	Maturing After December 31, 2012
(In Thousands)	Fixed	Adjustable	Total
Mortgage loans:
One-to-four family	$1,765,745	$8,792,115	$10,557,860
Multi-family	419,012	1,244,881	1,663,893
Commercial real estate	71,897	578,631	650,528
Consumer and other loans	5,807	264,584	270,391
Total	$2,262,461	$10,880,211	$13,142,672

The following table sets forth our loan originations, purchases, sales and principal repayments for the periods indicated, including loans held-for-sale.

	For the Year Ended December 31,
(In Thousands)	2011	2010	2009
Mortgage loans (gross) (1):
Balance at beginning of year	$13,874,821	$15,379,809	$16,264,133
Originations:
One-to-four family	2,563,247	2,738,933	3,168,615
Multi-family	198,875	-	10,352
Commercial real estate	5,100	-	1,135
Total originations	2,767,222	2,738,933	3,180,102
Purchases (2)	1,106,805	438,578	390,297
Principal repayments	(4,404,011)	(4,143,607)	(3,824,444)
Sales	(243,989)	(335,932)	(442,817)
Advances on construction loans in excess of originations	1,719	2,303	6,190
Transfer of loans to real estate owned	(75,193)	(100,147)	(70,638)
Net loans charged off	(79,786)	(105,116)	(123,014)
Balance at end of year	$12,947,588	$13,874,821	$15,379,809
Consumer and other loans (gross) (3):
Balance at beginning of year	$309,340	$330,431	$335,756
Originations and advances	66,925	80,954	110,415
Principal repayments	(92,293)	(99,222)	(113,774)
Sales	-	(389)	-
Net loans charged off	(1,528)	(2,434)	(1,966)
Balance at end of year	$282,444	$309,340	$330,431

(1)	Includes loans classified as held-for-sale totaling $32.5 million at December 31, 2011, $45.1 million at December 31, 2010 and $35.0 million at December 31, 2009, exclusive of valuation allowances totaling $63,000 at December 31, 2011, $169,000 at December 31, 2010 and $1.1 million at December 31, 2009.
(2)	Purchases of mortgage loans represent third party loan originations and are secured by one-to-four family properties.
(3)	Includes loans classified as held-for-sale totaling $413,000 at December 31, 2009.

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

Non-performing Assets

Non-performing assets include non-accrual loans, mortgage loans delinquent 90 days or more and still accruing interest and real estate owned, or REO. Total non-performing assets decreased to $380.9 million at December 31, 2011, from $454.5 million at December 31, 2010, primarily due to a decrease in non-performing loans, coupled with a reduction in REO, net. Non-performing loans, the most significant component of non-performing assets, decreased $57.8 million to $332.9 million at December 31, 2011, from $390.7 million at December 31, 2010. The decrease in non-performing loans was primarily due to decreases of $24.4 million in non-performing one-to-four family mortgage loans and $22.2 million in non-performing multi-family mortgage loans. As a geographically diversified residential lender, we have been affected by negative consequences arising from the economic recession that continued throughout most of 2009 and, in particular, a sharp downturn in the housing industry nationally, as well as economic and housing industry weaknesses in the New York metropolitan area. We are particularly vulnerable to a job loss recession. Although the national economy stabilized during 2010, compared to the volatility experienced in 2008 and 2009, and 2011 experienced moderate job growth and a decline in the national unemployment rate, softness in the housing and real estate markets persists and unemployment levels remain elevated. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. The ratio of non-performing loans to total loans decreased to 2.51% at December 31, 2011, from 2.75% at December 31, 2010. The ratio of non-performing assets to total assets decreased to 2.24% at December 31, 2011, from 2.51% at December 31, 2010. The allowance for loan losses as a percentage of total non-performing loans decreased to 47.22% at December 31, 2011, from 51.57% at December 31, 2010. For further discussion of our non-performing assets, non-performing loans and the allowance for loan losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans. During the year ended December 31, 2011, we sold $26.4 million, net of charge-offs of $13.8 million, of delinquent and non-performing mortgage loans, primarily multi-family, one-to-four family and construction loans. In addition, included in loans held-for-sale, net, are delinquent and non- performing mortgage loans totaling $19.7 million, net of charge-offs of $11.4 million and a $63,000 lower of cost or market valuation allowance, at December 31, 2011 and $10.9 million, net of charge-offs of $5.2 million and a $169,000 lower of cost or market valuation allowance, at December 31, 2010, consisting primarily of multi-family and commercial real estate loans. Such loans are excluded from non-performing loans, non-performing assets and related ratios.

We discontinue accruing interest on loans when such loans become 90 days delinquent as to their payment due date (missed three payments). In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted. In some circumstances, we continue to accrue interest on mortgage loans delinquent 90 days or more as to their maturity date but not their interest due. Such loans totaled $162,000 at December 31, 2011 and $845,000 at December 31, 2010. In general, 90 days prior to a loan's maturity, the borrower is reminded of the maturity date. Where the borrower has continued to make monthly payments to us and where we do not have a reason to believe that any loss will be incurred on the loan, we have treated these loans as current and have continued to accrue interest.

We update our estimates of collateral value for non-performing multi-family, commercial real estate and construction mortgage loans with balances of $1.0 million or greater when the loans initially become non-performing and multi-family and commercial real estate loans modified in a troubled debt restructuring at the time of the modification. Annually thereafter, inspections of these properties are performed to monitor the collateral. We also update our estimates of collateral value for one-to-four family mortgage loans at 180 days or more delinquent and annually thereafter and certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral. For one-to-four family mortgage loans, updated estimates of collateral value are obtained primarily through automated valuation models. For multi-family and commercial real estate properties, we estimate collateral value through appraisals or internal cash flow analyses, when current financial information is available, coupled with, in most cases, an inspection of the property.

We may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms generally for a period of six months. Loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $18.8 million at December 31, 2011 and $47.5 million at December 31, 2010. Excluded from non-performing assets are loans modified in a troubled debt restructuring that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to accrual status. Restructured accruing loans totaled $73.7 million at December 31, 2011 and $49.2 million at December 31, 2010. For further detail on loans modified in a troubled debt restructuring, see Note 1 and Note 5 in Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is initially recorded at the lower of cost or fair value, less estimated selling costs. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Thereafter, we maintain an allowance for losses, representing decreases in the properties’ estimated fair value, through charges to earnings. Such charges are included in other non-interest expense along with any additional property maintenance and protection expenses incurred in owning the property. Fair value is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker. As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions. At December 31, 2011 we had 174 REO properties totaling $48.1 million, net of an allowance for losses of $2.5 million, and at December 31, 2010 we had 231 REO properties totaling $63.8 million, net of an allowance for losses of $1.5 million, all of which were one-to-four family properties.

Classified Assets

Our Asset Review Department reviews and classifies our assets and independently reports the results of its reviews to the Loan Committee of our Board of Directors quarterly. Our Asset Classification Committee establishes policy relating to the internal classification of loans and also provides input to the Asset Review Department in its review of our assets.

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

Impaired Loans

A loan is generally deemed impaired when it is probable we will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Loans we individually classify as impaired include multi-family, commercial real estate and construction mortgage loans with balances of $1.0 million or greater which have been classified by our Asset Classification Committee as either substandard-2, substandard-3 or doubtful, loans modified in a troubled debt restructuring and mortgage loans where a portion of the outstanding principal has been charged-off. Losses are charged off for the portion of the recorded investment in an impaired collateral dependent loan in excess of the estimated fair value of the underlying collateral less estimated selling costs. Impaired loans totaled $286.4 million, net of their related allowance for loan losses of $15.1 million, at December 31, 2011 and $272.2 million, net of their related allowance for loan losses of $28.4 million, at December 31, 2010. Interest income recognized on impaired loans amounted to $8.9 million for the year ended December 31, 2011. For further detail on our impaired loans, see Note 1 and Note 5 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Allowance for Loan Losses

For a discussion of our accounting policy related to the allowance for loan losses, see “Critical Accounting Policies - Allowance for Loan Losses” in Item 7, “MD&A.”

In addition to the requirements of U.S. generally accepted accounting principles, or GAAP, related to loss contingencies, a federally chartered savings association’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC. The OCC, in conjunction with the other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate valuation allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the federal regulatory agencies. While we believe that the allowance for loan losses has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ substantially from the conditions used in making our estimates at December 31, 2011. In addition, there can be no assurance that the OCC or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not request that we alter our allowance for loan losses, thereby affecting our financial condition and earnings.

Investment Activities

General

Our investment policy is designed to complement our lending activities, generate a favorable return without incurring undue interest rate and credit risk, enable us to manage the interest rate sensitivity of our overall assets and liabilities and provide and maintain liquidity, primarily through cash flow. In establishing our investment strategies, we consider our business and growth plans, the economic environment, our interest rate sensitivity position, the types of securities held and other factors. At December 31, 2011, our securities portfolio totaled $2.47 billion, or 14.5% of total assets.

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

Securities

Our securities portfolio is comprised primarily of mortgage-backed securities. At December 31, 2011, our mortgage-backed securities totaled $2.41 billion, or 97.4% of total securities, of which $2.38 billion, or 96.4% of total securities, were REMIC and CMO securities, substantially all of which had fixed rates. Of the REMIC and CMO securities portfolio, $2.35 billion, or 98.7%, are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae as issuer. The balance of this portfolio is comprised of privately issued securities, substantially all of which are investment grade securities. In addition to our REMIC and CMO securities, at December 31, 2011, we had $25.7 million, or 1.0% of total securities, in mortgage-backed pass-through certificates guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae. These securities provide liquidity, collateral for borrowings and minimal credit risk while providing appropriate returns and are an attractive alternative to other investments due to the wide variety of maturity and repayment options available.

Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-backed securities are more liquid than individual mortgage loans and more easily used to collateralize our borrowings. In general, our mortgage-backed securities are weighted at no more than 20% for regulatory risk-based capital purposes, compared to the 50% risk weighting assigned to most non-securitized one-to-four family mortgage loans. While our mortgage-backed securities carry a reduced credit risk compared to our whole loans, they, along with whole loans, remain subject to the risk of a fluctuating interest rate environment. Changes in interest rates affect both the prepayment rate and estimated fair value of mortgage-backed securities and mortgage loans.

In addition to mortgage-backed securities, at December 31, 2011, we had $65.4 million of other securities, consisting of obligations of GSEs and obligations of states and political subdivisions, some of which, by their terms, may be called by the issuer, typically after the passage of a fixed period of time. At December 31, 2011, the amortized cost of callable securities totaled $57.9 million. During the year ended December 31, 2011, securities with an amortized cost of $50.0 million were called.

At December 31, 2011, our securities available-for-sale totaled $344.2 million and our securities held-to-maturity totaled $2.13 billion. For further discussion of our securities portfolio, see Item 7, “MD&A,” Note 1 and Note 3 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” and the tables that follow.

As a member of the Federal Home Loan Bank, or FHLB, of New York, or FHLB-NY, Astoria Federal is required to maintain a specified investment in the capital stock of the FHLB-NY. See “Regulation and Supervision - Federal Home Loan Bank System.”

Repurchase Agreements

We invest in various money market instruments, including repurchase agreements (securities purchased under agreements to resell) and overnight and term federal funds, although at December 31, 2011 we had no investments in repurchase agreements and at December 31, 2011 and 2010 we had no investments in federal funds sold. Money market instruments are used to invest our available funds resulting from cash flow and to help satisfy liquidity needs. For further discussion of our repurchase agreements, see Note 1 and Note 2 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

	At December 31,
	2011		2010		2009
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$298,620	86.76%	$509,233	90.62%	$796,240	92.52%
Non-GSE issuance REMICs and CMOs	15,795	4.59	20,664	3.68	26,269	3.05
GSE pass-through certificates	25,192	7.32	29,896	5.32	34,375	3.99
Freddie Mac and Fannie Mae stock	4,580	1.33	2,160	0.38	3,785	0.44
Other securities	-	-	-	-	25	-
Total securities available-for-sale	$344,187	100.00%	$561,953	100.00%	$860,694	100.00%
Securities held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$2,054,380	96.41%	$1,933,650	96.50%	$1,979,296	85.38%
Non-GSE issuance REMICs and CMOs	15,105	0.71	40,363	2.01	82,014	3.54
GSE pass-through certificates	475	0.02	772	0.04	1,097	0.05
Obligations of U.S. government and GSEs	57,868	2.72	25,000	1.25	250,955	10.83
Obligations of states and political subdivisions	2,976	0.14	3,999	0.20	4,523	0.20
Total securities held-to-maturity	$2,130,804	100.00%	$2,003,784	100.00%	$2,317,885	100.00%

The following table sets forth certain information regarding the amortized costs, estimated fair values, weighted average yields and contractual maturities of our FHLB-NY stock, securities available-for-sale and securities held-to-maturity at December 31, 2011 and does not reflect the effect of prepayments or scheduled principal amortization on our REMICs, CMOs and pass-through certificates.

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total Securities
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
FHLB-NY stock (1)(2)	$-	-%	$-	-%	$-	-%	$131,667	4.00%	$131,667	$131,667	4.00%
Securities available-for-sale:
REMICs and CMOs:
GSE issuance	$-	-%	$-	-%	$18,387	4.24%	$268,475	3.94%	$286,862	$298,620	3.96%
Non-GSE issuance	-	-	39	4.45	15,770	3.24	283	2.29	16,092	15,795	3.23
GSE pass-through certificates	1	8.05	3,427	6.88	2,172	4.43	18,568	2.48	24,168	25,192	3.28
Freddie Mac and Fannie Mae stock (1)(3)	-	-	-	-	-	-	15	-	15	4,580	-
Total securities available-for-sale	$1	8.05%	$3,466	6.85%	$36,329	3.82%	$287,341	3.84%	$327,137	$344,187	3.87%
Securities held-to-maturity:
REMICs and CMOs:
GSE issuance	$-	-%	$-	-%	$112,603	3.72%	$1,941,777	2.90%	$2,054,380	$2,100,163	2.94%
Non-GSE issuance	-	-	6	2.40	7,689	4.68	7,410	4.40	15,105	15,196	4.54
GSE pass-through certificates	-	-	215	6.54	260	8.22	-	-	475	499	7.46
Obligations of GSEs	-	-	-	-	57,868	3.13	-	-	57,868	58,008	3.13
Obligations of states and political subdivisions	-	-	-	-	2,976	6.50	-	-	2,976	3,059	6.50
Total securities held-to-maturity	$-	-%	$221	6.43%	$181,396	3.62%	$1,949,187	2.91%	$2,130,804	$2,176,925	2.96%

(1)	Equity securities have no stated maturities and are therefore classified in the over ten years category.
(2)	The carrying amount of FHLB-NY stock equals cost. The weighted average yield represents the 2011 third quarter annualized dividend rate declared by the FHLB-NY in November 2011.
(3)	The weighted average yield of Freddie Mac and Fannie Mae stock reflects the Federal Housing Finance Agency decision to suspend dividend payments indefinitely.

The following table sets forth the aggregate amortized cost and estimated fair value of our securities where the aggregate amortized cost of securities from a single issuer exceeds ten percent of our stockholders’ equity at December 31, 2011.

	Amortized	Estimated
(In Thousands)	Cost	Fair Value
Freddie Mac	$1,295,014	$1,325,023
Fannie Mae	846,628	870,254
FHLB (1)	159,536	159,614

      (1)   Includes FHLB-NY stock.

Sources of Funds

General

Our primary source of funds is the cash flow provided by our investing activities, including principal and interest payments on loans and securities. Our other sources of funds are provided by operating activities (primarily net income) and financing activities, including deposits and borrowings.

Deposits

We offer a variety of deposit accounts with a range of interest rates and terms. We presently offer passbook and statement savings accounts, money market accounts, NOW and demand deposit accounts, liquid certificates of deposit, or Liquid CDs, and certificates of deposit, which include all time deposits other than Liquid CDs. Liquid CDs have maturities of three months, require the maintenance of a minimum balance and allow depositors the ability to make periodic deposits to and withdrawals from their account. We consider Liquid CDs as part of our core deposits, along with savings accounts, money market accounts and NOW and demand deposit accounts, due to their depositor flexibility. At December 31, 2011, our deposits totaled $11.25 billion. Of the total deposit balance, $1.44 billion, or 12.8%, represent Individual Retirement Accounts. We held no brokered deposits at December 31, 2011.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on our sales and marketing efforts, including print advertising, competitive rates, quality service, our PEAK Process, new products and long-standing customer relationships to attract and retain these deposits. When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds. Our strong level of core deposits has contributed to our low cost of funds. Core deposits represented 53.3% of total deposits at December 31, 2011.

For further discussion of our deposits, see Item 7, “MD&A,” Note 7 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” and the tables that follow.

The following table presents our deposit activity for the periods indicated.

	For the Year Ended December 31,
(Dollars in Thousands)	2011	2010	2009
Opening balance	$11,599,000	$12,812,238	$13,479,924
Net withdrawals	(491,435)	(1,404,253)	(983,057)
Interest credited	138,049	191,015	315,371
Ending balance	$11,245,614	$11,599,000	$12,812,238
Net decrease	$(353,386)	$(1,213,238)	$(667,686)
Percentage decrease	(3.05)%	(9.47)%	(4.95)%

The following table sets forth the maturity periods of our certificates of deposit and Liquid CDs in amounts of $100,000 or more at December 31, 2011.

(In Thousands)	Amount
Within three months	$274,519
Three to six months	393,644
Six to twelve months	407,234
Over twelve months	659,487
Total	$1,734,884

The following table sets forth the distribution of our average deposit balances for the periods indicated and the weighted average nominal interest rates for each category of deposit presented.

	For the Year Ended December 31,
	2011			2010			2009
(Dollars in Thousands)	Average Balance	Percent of Total	Weighted Average Nominal Rate	Average Balance	Percent of Total	Weighted Average Nominal Rate	Average Balance	Percent of Total	Weighted Average Nominal Rate
Savings	$2,762,155	24.36%	0.35%	$2,384,477	19.39%	0.40%	$2,044,677	15.26%	0.40%
Money market	616,048	5.44	0.74	343,996	2.80	0.44	317,168	2.37	0.66
NOW	1,095,396	9.67	0.11	1,036,836	8.43	0.11	934,313	6.98	0.11
Non-interest bearing NOW and demand deposit	703,323	6.21	-	638,844	5.19	-	599,818	4.48	-
Liquid CDs	358,253	3.16	0.22	595,693	4.84	0.44	884,436	6.60	1.20
Total	5,535,175	48.84	0.29	4,999,846	40.65	0.30	4,780,412	35.69	0.46
Certificates of deposit (1):
Within one year	1,266,334	11.17	0.57	2,298,778	18.69	1.27	2,967,210	22.15	2.58
One to three years	2,439,288	21.53	2.01	2,789,817	22.69	2.75	2,980,661	22.26	3.84
Three to five years	1,904,860	16.81	3.29	1,534,075	12.47	3.74	1,250,321	9.34	4.31
Over five years	119	-	2.49	85	-	3.47	13,955	0.10	4.22
Jumbo	187,294	1.65	0.86	676,244	5.50	1.53	1,400,598	10.46	3.06
Total	5,797,895	51.16	2.08	7,298,999	59.35	2.38	8,612,745	64.31	3.35
Total deposits	$11,333,070	100.00%	1.21%	$12,298,845	100.00%	1.53%	$13,393,157	100.00%	2.32%

(1)  Terms indicated are original, not term remaining to maturity.

The following table presents, by rate categories, the remaining periods to maturity of our certificates of deposit and Liquid CDs outstanding at December 31, 2011 and the balances of our certificates of deposit and Liquid CDs outstanding at December 31, 2011, 2010 and 2009.

	Period to maturity from December 31, 2011				At December 31,
(In Thousands)	Within one year	One to two years	Two to three years	Over three years	2011	2010	2009
Certificates of deposit and Liquid CDs:
0.99% or less	$1,504,374	$73,514	$22,976	$3,441	$1,604,305	$1,876,297	$1,161,141
1.00% to 1.99%	551,661	213,795	126,052	71,818	963,326	1,435,656	1,580,808
2.00% to 2.99%	1,075,147	83,164	41,415	550,215	1,749,941	1,542,847	1,960,226
3.00% to 3.99%	158,885	38,407	230,297	435,826	863,415	1,211,024	2,170,867
4.00% and over	214,021	123,870	30	99	338,020	717,225	1,737,301
Total	$3,504,088	$532,750	$420,770	$1,061,399	$5,519,007	$6,783,049	$8,610,343

Borrowings

Borrowings are used as a complement to deposit generation as a funding source for asset growth and are an integral part of our IRR management strategy. We enter into reverse repurchase agreements (securities sold under agreements to repurchase) with nationally recognized primary securities dealers and the FHLB-NY. Reverse repurchase agreements are accounted for as borrowings and are secured by the securities sold under the agreements. We also obtain advances from the FHLB-NY which are generally secured by a blanket lien against, among other things, our one-to-four family mortgage loan portfolio and our investment in FHLB-NY stock. The maximum amount that the FHLB-NY will advance, for purposes other than for meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. See “Regulation and Supervision - Federal Home Loan Bank System.” Occasionally, we will obtain funds through the issuance of unsecured debt obligations. These obligations are classified as other borrowings in our consolidated statements of financial condition. At December 31, 2011, borrowings totaled $4.12 billion.

Included in our borrowings are various obligations which, by their terms, may be called by the securities dealers and the FHLB-NY. We believe the potential for these borrowings to be called does not present liquidity concerns as they have various call dates and coupons and we believe we can readily obtain replacement funding, albeit at higher rates. At December 31, 2011, we had $1.95 billion of borrowings which are callable within one year and at various times thereafter, of which $200.0 million are due in 2015, $200.0 million are due in 2016 and $1.55 billion have contractual remaining maturities of over five years.

For further information regarding our borrowings, including our borrowings outstanding, average borrowings, maximum borrowings and weighted average interest rates at and for each of the years ended December 31, 2011, 2010 and 2009, see Item 7, “MD&A” and Note 8 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Market Area and Competition

Astoria Federal has been, and continues to be, a community-oriented federally chartered savings association offering a variety of financial services to meet the needs of the communities it serves. Our retail banking network includes multiple delivery channels including full service banking offices, automated teller machines, or ATMs, and telephone, internet and mobile banking capabilities. We consider our strong retail banking network, together with our reputation for financial strength and customer service, as well as our competitive pricing, as our major strengths in attracting and retaining customers in our market areas.

Astoria Federal’s deposit gathering sources are primarily concentrated in the communities surrounding Astoria Federal’s banking offices in Queens, Kings (Brooklyn), Nassau, Suffolk and Westchester counties of New York. Astoria Federal ranked fourth in deposit market share, with a 6.4% market share, in the Long Island market, which includes the counties of Queens, Kings (Brooklyn), Nassau and Suffolk, based on the annual FDIC “Summary of Deposits - Market Share Report” dated June 30, 2011.

Astoria Federal originates mortgage loans through its banking and loan production offices in New York, through an extensive broker network covering fourteen states and the District of Columbia and through a third party loan origination program covering fifteen states and the District of Columbia. Our various loan origination programs provide efficient and diverse delivery channels for deployment of our cash flows. Additionally, our broker and third party loan origination programs provide geographic diversification, reducing our exposure to concentrations of credit risk.

The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger and have greater financial resources than we have. Our competition for loans, both locally and nationally, comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies and credit unions. Additionally, over the past three years, we have faced increased competition as a result of the U.S. government’s intervention in the mortgage and credit markets, particularly from the government’s purchase of U.S. Treasury and mortgage-backed securities and the expansion of loan amount limits that conform to GSE guidelines, or the expanded conforming loan limits. This has resulted in a narrowing of mortgage spreads, lower yields and accelerated mortgage prepayments. Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. We also face competition for deposits from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies.

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

At December 31, 2011, the following were wholly-owned subsidiaries of Astoria Federal and are reported on a consolidated basis.

AF Agency, Inc. was formed in 1990 and makes various annuity products available to the customers of Astoria Federal through an unaffiliated third party vendor. Astoria Federal is reimbursed for expenses it incurs on behalf of AF Agency, Inc. Fees generated by AF Agency, Inc. totaled $5.1 million for the year ended December 31, 2011.

Astoria Federal Savings and Loan Association Revocable Grantor Trust was formed in November 2000 in connection with the establishment of a BOLI program by Astoria Federal. Premiums paid to purchase BOLI in 2000 and 2002 totaled $350.0 million. The carrying amount of our investment in BOLI was $409.6 million, or 2.4% of total assets, at December 31, 2011. See Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of BOLI.

Astoria Federal Mortgage Corp., or AF Mortgage, is an operating subsidiary through which Astoria Federal engages in lending activities outside the State of New York through our third party loan origination program.

Fidata Service Corp., or Fidata, was incorporated in the State of New York in November 1982. Fidata qualifies as a Connecticut passive investment company and for alternative tax treatment under Article 9A of the New York State Tax Law. Fidata maintains offices in Norwalk, Connecticut and invests in loans secured by real property which qualify as intangible investments permitted to be held by a Connecticut passive investment company. Fidata mortgage loans totaled $6.18 billion at December 31, 2011.

Marcus I Inc. was incorporated in the State of New York in April 2006 and was formed to serve as assignee of certain loans in default and REO properties. Marcus I Inc. assets were not material to our financial condition at December 31, 2011.

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

Personnel

As of December 31, 2011, we had 1,541 full-time employees and 189 part-time employees, or 1,636 full time equivalents. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Regulation and Supervision

General

Astoria Federal is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and by the FDIC, as its deposit insurer. We, as a unitary savings and loan holding company, are regulated, examined and supervised by the Board of Governors of the Federal Reserve System, or FRB. Astoria Federal is a member of the FHLB-NY and its deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund, or DIF. Astoria Federal must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other financial institutions. The OCC periodically performs safety and soundness examinations of Astoria Federal and tests its compliance with various regulatory requirements. The FDIC reserves the right to do so as well. The OCC has primary enforcement responsibility over federally chartered savings associations and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular federally chartered savings association and, if action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances. Similarly, we are subject to FRB regulation, supervision, examination, and reporting requirements. We are also subject to supervision, examination and regulation by the Consumer Financial Protection Bureau, or CFPB.

This regulation and supervision establishes a comprehensive framework to regulate and control the activities in which we can engage and is intended primarily for the protection of the DIF, the depositors and other consumers. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OCC, the FDIC, the FRB or Congress, could have a material adverse impact on Astoria Federal and us and our respective operations.

The description of statutory provisions and regulations applicable to federally chartered savings associations and their holding companies and of tax matters set forth in this document does not purport to be a complete description of all such statutes and regulations and their effects on Astoria Federal and us. Other than the disclosures noted in this section and in Item 1A, “Risk Factors,” there is no additional guidance from our banking regulators which is likely to have a material impact on our results of operations, liquidity, capital or financial position.

Recent Regulatory Reform Legislation

In July 2010, President Obama signed into law the Reform Act, which is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. As a result of the Reform Act, on July 21, 2011, the OTS, our previous primary federal regulator, was merged into the OCC, which has taken over the regulation of all federal savings associations, such as Astoria Federal. The FRB acquired the OTS’ authority over all savings and loan holding companies, such as Astoria Financial Corporation.

The Reform Act also created the CFPB which is authorized to supervise certain consumer financial services companies and insured depository institutions with more than $10 billion in total assets, such as Astoria Federal, for consumer protection purposes. On July 21, 2011, the CFPB took over rulemaking responsibility for the federal consumer financial protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, and the Truth in Saving Act, among others. Furthermore, the CFPB has exclusive examination and primary enforcement authority with respect to compliance with such federal consumer financial protections laws and regulations by institutions under its supervision and is authorized to conduct investigations to determine whether any person is, or has, engaged in conduct that violates the federal consumer financial laws. Investigations may be conducted jointly with the federal bank regulatory agencies, and the CFPB may bring an administrative enforcement proceeding or civil action in Federal district court. As a new independent bureau within the FRB, it is possible that the CFPB will focus more attention on consumers and may impose requirements more severe than the previous bank regulatory agencies.

In addition, the Reform Act provides that the same standards for federal preemption of state consumer financial laws apply to both national banks and federal savings associations and eliminates the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations. The Reform Act also includes provisions, subject to further rulemaking by the federal bank regulatory agencies, that may affect our future operations, including provisions that create minimum standards for the origination of mortgages, restrict proprietary trading by banking entities, and restrict the sponsorship of and investment in hedge funds and private equity funds by banking entities. We will not be able to determine the impact of these provisions until final rules are promulgated to implement these provisions and other regulatory guidance is provided interpreting these provisions.

In addition, as required by the Reform Act, the FRB has adopted a rule that places restrictions on interchange fees applicable to debit card transactions and is thus expected to lower fee income generated from this source. Effective October 1, 2011, interchange fees on debit card transactions are limited to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the FRB.

Federally Chartered Savings Association Regulation

Business Activities

Astoria Federal derives its lending and investment powers from the Home Owners’ Loan Act, as amended, or HOLA, and the regulations of the OCC thereunder. Under these laws and regulations, Astoria Federal may invest in mortgage loans secured by residential and non-residential real estate, commercial and consumer loans, certain types of debt securities and certain other assets. Astoria Federal may also establish service corporations that may engage in activities not otherwise permissible for Astoria Federal, including certain real estate equity investments and securities and insurance brokerage activities. These investment powers are subject to various limitations, including (1) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (2) a limit of 400% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property, (3) a limit of 20% of an association’s assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans, (4) a limit of 35% of an association’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, (5) a limit of 5% of assets on non-conforming loans (certain loans in excess of the specific limitations of HOLA), and (6) a limit of the greater of 5% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

In October 2006, the federal bank regulatory agencies, or the Agencies, published the “Interagency Guidance on Nontraditional Mortgage Product Risks,” or the Guidance. The Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest-only loans. The Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection.

In December 2006, the Agencies published guidance entitled “Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” or the CRE Guidance, to address concentrations of commercial real estate loans in savings associations. The CRE Guidance reinforces and enhances the OTS’s existing regulations and guidelines for real estate lending and loan portfolio management, but does not establish specific commercial real estate lending limits.

In June 2007, the Agencies issued the “Statement on Subprime Mortgage Lending,” or the Statement, to address the growing concerns facing the subprime mortgage market, particularly with respect to rapidly rising subprime default rates that may indicate borrowers do not have the ability to repay adjustable rate subprime loans originated by financial institutions. In particular, the Agencies expressed concern in the Statement that current underwriting practices do not take into account that many subprime borrowers are not prepared for “payment shock” and that the current subprime lending practices compound risk for financial institutions. The Statement describes the prudent safety and soundness and consumer protection standards that financial institutions should follow to ensure borrowers obtain loans that they can afford to repay. The Statement also reinforces the April 2007 Interagency Statement on Working with Mortgage Borrowers, in which the federal bank regulatory agencies encouraged institutions to work constructively with residential borrowers who are financially unable or reasonably expected to be unable to meet their contractual payment obligations on their home loans.

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

Capital Requirements

The OCC capital regulations require federally chartered savings associations to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4% leverage capital ratio and an 8% total risk-based capital ratio. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Astoria Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios that exceed these minimum requirements and that are consistent with Astoria Federal’s risk profile. At December 31, 2011, Astoria Federal exceeded each of its capital requirements with a tangible capital ratio of 8.70%, leverage capital ratio of 8.70% and total risk-based capital ratio of 16.08%.

The Reform Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject to. As a result, by July 2015 we will become subject to consolidated capital requirements which we have not been subject to previously.

In accordance with the requirements of the Reform Act, in January 2012, the OCC issued a notice of proposed rulemaking, which would require national banks and federal savings associations with total consolidated assets of more than $10 billion, such as Astoria Federal, to conduct annual capital-adequacy stress tests. Under the proposed rule, the OCC will provide institutions with a minimum of three economic scenarios, reflecting baseline, adverse and severely adverse conditions. Using financial data as of September 30th of each year, we would be required to use the scenarios to calculate, for each quarter-end within a nine-quarter planning horizon, the impact of such scenarios on revenues, losses, loan loss reserves and regulatory capital levels and ratios, taking into account all relevant exposures and activities. On or before January 5th of each year, we would be required to submit a report of the results of our stress test to the OCC. Within 90 days thereafter, we would be required to publish a summary of the results. The proposed rule also would require each institution to establish and maintain a system of controls, oversight and documentation, including policies and procedures, designed to ensure that the stress testing processes used by the institution are effective in meeting the requirements of the proposed rule. In addition to the proposed rule, the OCC anticipates issuing proposed guidance and procedures for scenario development for comment at a later date.

In June 2011, the Agencies also proposed guidance on stress testing for banking organizations with more than $10 billion in total consolidated assets, such as Astoria Federal. The proposed guidance provides an overview of how a banking organization should structure its stress testing activities and ensure they fit into overall risk management. The guidance outlines broad principles for a satisfactory stress testing framework and describes the manner in which stress testing should be employed as an integral component of risk management that is applicable at various levels of aggregation within a banking organization, as well as for contributing to capital and liquidity planning. The OCC expects that the annual stress tests required under the January 2012 proposed rule described above would be only one component of the broader stress testing activities to be conducted by banking organizations under the June 2011 proposed guidance.

The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, required that the Agencies revise their risk-based capital standards to take into account IRR concentration of risk and the risks of non-traditional activities. Previously, the OTS monitored the IRR of individual institutions through a variety of means, including an analysis of the change in net portfolio value, or NPV. In addition, OTS Thrift Bulletin 13a provided guidance on the management of IRR. However, following the December 31, 2011 reporting period, the Agencies will discontinue use of the OTS NPV IRR model and, effective March 31, 2012, OTS Thrift Bulletin 13a will be rescinded. The OCC regulations do not include a specific IRR component of the risk based capital requirement. However, the OCC expects all federal savings associations to have an independent IRR measurement process in place that measures both earnings and capital at risk, as described in the Advisory on Interest Rate Risk Management, or the IRR Advisory, and a Joint Agency Policy Statement on IRR, or the 1996 IRR policy statement (each described below).

In June 1996, the Agencies adopted the 1996 IRR policy statement. The 1996 IRR policy statement provides guidance to examiners and bankers on sound practices for managing IRR. The 1996 IRR policy statement also outlines fundamental elements of sound management that have been identified in prior regulatory guidance and discusses the importance of these elements in the context of managing IRR. Specifically, the guidance emphasizes the need for active board of director and senior management oversight and a comprehensive risk management process that effectively identifies, measures and controls IRR.

In January 2010, the Agencies released the IRR Advisory to remind institutions of the supervisory expectations regarding sound practices for managing IRR. While some degree of IRR is inherent in the business of banking, the Agencies expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposures, and IRR management should be an integral component of an institution’s risk management infrastructure. The Agencies expect all institutions to manage their IRR exposures using processes and systems commensurate with their earnings and capital levels, complexity, business model, risk profile and scope of operations, and the IRR Advisory reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing, and internal controls related to the IRR exposures of institutions.

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

Prompt Corrective Regulatory Action

FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” the severity of which depends upon the institution’s degree of capitalization. Generally, a capital restoration plan must be filed with the OCC within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” and the plan must be guaranteed by any parent holding company. In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under the OCC regulations, generally, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater and its leverage capital ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level. As of December 31, 2011, Astoria Federal was considered “well capitalized” by the OCC, with a total risk-based capital ratio of 16.08%, Tier 1 risk-based capital ratio of 14.80% and leverage capital ratio of 8.70%.

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

The Reform Act increased the minimum designated reserve ratio for the DIF from 1.15% to 1.35% of insured deposits, which must be reached by September 30, 2020, and provides that in setting the assessments necessary to meet the new requirement, the FDIC shall offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion in assets, such as Astoria Federal. In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act. Among other things, the restoration plan provided that the FDIC would forego a uniform three basis point increase in initial assessments rates that was previously scheduled to take effect on January 1, 2011. The FDIC is expected to pursue further rulemaking regarding the method that will be used to reach the reserve ratio of 1.35% so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets.

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

The new rate schedule and other revisions to the assessment rules became effective on April 1, 2011. As revised by the final rule, the initial base assessment rates for depository institutions with total assets of less than $10 billion range from five to nine basis points for Risk Category I institutions and are fourteen basis points for Risk Category II institutions, twenty-three basis points for Risk Category III institutions and thirty-five basis points for Risk Category IV institutions. However, for large insured depository institutions, generally defined as those with at least $10 billion in total assets, such as Astoria Federal, the final rule eliminated risk categories and the use of long-term debt issuer ratings when calculating the initial base assessment rates and combined CAMELS ratings and financial measures into two scorecards, one for most large insured depository institutions and another for highly complex insured depository institutions, to calculate assessment rates. A highly complex institution is generally defined as an insured depository institution with more than $50 billion in total assets that is controlled by a parent company with more than $500 billion in total assets. Each scorecard has two components—a performance score and loss severity score, which are combined and converted to an initial assessment rate. The FDIC has the ability to adjust a large or highly complex insured depository institution’s total score by a maximum of 15 points, up or down based upon significant risk factors that are not captured by the scorecard. Under the new assessment rate schedule, the initial base assessment rate for large and highly complex insured depository institutions ranges from five to thirty-five basis points, and the total base assessment rate, after applying the unsecured debt and brokered deposit adjustments, ranges from two and one-half to forty-five basis points.

Under the Federal Deposit Insurance Reform Act of 2005, institutions that were in existence on December 31, 1996 and paid deposit insurance assessments prior to that date, or were a successor to such an institution, were granted a One-Time Assessment Credit in 2006. Astoria Federal received a $14.0 million One-Time Assessment Credit which was used to offset 100% of the 2007 deposit insurance assessment and 90% of the 2008 deposit insurance assessment. During the 2009 first quarter, we utilized the remaining balance of this credit. Our expense for FDIC deposit insurance assessments totaled $36.9 million in 2011 and $24.1 million in 2010.

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

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Financing Corporation payments will continue until the bonds mature in 2017 through 2019. Our expense for these payments totaled $1.2 million in 2011 and $1.4 million in 2010.

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

Loans to One Borrower

Under the HOLA, savings associations are generally subject to the national bank limits on loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution's unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral. Astoria Federal is in compliance with applicable loans to one borrower limitations. At December 31, 2011, Astoria Federal’s largest aggregate amount of loans to one borrower totaled $57.8 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Astoria Federal.

Qualified Thrift Lender Test

The HOLA requires savings associations to meet a Qualified Thrift Lender, or QTL, test. Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2011, Astoria Federal maintained in excess of 91% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months in the year ended December 31, 2011. Therefore, Astoria Federal qualified under the QTL test.

A savings association that fails the QTL test will immediately be prohibited from: (1) making any new investment or engaging in any new activity not permissible for a national bank, (2) paying dividends, unless such payment would be permissible for a national bank, is necessary to meet the obligations of a company that controls the savings association, and is specifically approved by the OCC and the FRB, and (3) establishing any new branch office in a location not permissible for a national bank in the association's home state. A savings association that fails to meet the QTL test is deemed to have violated the HOLA and may be subject to OCC enforcement action. In addition, if the association does not requalify under the QTL test within three years after failing the test, the association would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank.

Limitation on Capital Distributions

The OCC regulations impose limitations upon certain capital distributions by savings associations, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital.

The OCC regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments. A subsidiary of a savings and loan holding company, such as Astoria Federal, must file a notice or seek affirmative approval from the OCC at least 30 days prior to each proposed capital distribution. Whether an application is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. Currently, Astoria Federal must seek approval from the OCC for future capital distributions. In addition, as a subsidiary of a savings and loan holding company, Astoria Federal must receive approval from the FRB before declaring a dividend.

During 2011, we were required to file applications with the OCC and the FRB for proposed capital distributions, all of which were approved. Astoria Federal paid dividends to Astoria Financial Corporation totaling $64.0 million in 2011.

Astoria Federal may not pay dividends to us if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or if the dividend would violate a prohibition contained in any statute, regulation or agreement. Under the Federal Deposit Insurance Act, or FDIA, an insured depository institution such as Astoria Federal is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDIA). Payment of dividends by Astoria Federal also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice.

Liquidity

Astoria Federal maintains sufficient liquidity to ensure its safe and sound operation, in accordance with OCC regulations.

Assessments

The OCC charges assessments to recover the costs of examining savings associations and their affiliates. These assessments are generally based on an institution’s total assets, with a surcharge for an institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination. We also pay semi-annual assessments for the holding company. We paid a total of $3.2 million in assessments for the year ended December 31, 2011 and $3.0 million for the year ended December 31, 2010.

Branching

Federally chartered savings associations may branch nationwide to the extent allowed by federal statute. All of Astoria Federal’s branches are located in New York.

Community Reinvestment

Under the CRA, as implemented by OCC regulations, a federally chartered savings association has a continuing and affirmative obligation, consistent with its safe and sound operation, to ascertain and meet the credit needs of its entire community, including low and moderate income areas. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OCC, in connection with its examination of a federally chartered savings association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The assessment focuses on three tests: (1) a lending test, to evaluate the institution’s record of making loans, including community development loans, in its designated assessment areas; (2) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and areas and small businesses; and (3) a service test, to evaluate the institution’s delivery of banking services throughout its CRA assessment area, including low and moderate income areas. The CRA also requires all institutions to make public disclosure of their CRA ratings. Astoria Federal has been rated as “outstanding” over its last seven CRA examinations. Regulations require that we publicly disclose certain agreements that are in fulfillment of CRA. We have no such agreements in place at this time.

Transactions with Related Parties

Astoria Federal is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, or FRA, and Regulation W and Regulation O issued by the FRB. These provisions, among other things, prohibit, limit or place restrictions upon a savings institution extending credit to, or entering into certain transactions with, its affiliates (which for Astoria Federal would include us and our non-federally chartered savings association subsidiaries, if any), principal stockholders, directors and executive officers. The Reform act expands the affiliate transaction rules in Sections 23A and 23B of the FRA to broaden the definition of affiliate and to apply this definition to securities lending, repurchase agreement and derivatives activities that Astoria Federal may have with an affiliate. This expansion is expected to become effective by July 21, 2012. In addition, the FRB regulations include additional restrictions on savings associations under Section 11 of HOLA, including provisions prohibiting a savings association from making a loan to an affiliate that is engaged in non-bank holding company activities and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary. The FRB regulations also include certain specific exemptions from these prohibitions. The FRB and the OCC require each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W.

Section 402 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to loans advanced by an insured depository institution, such as Astoria Federal, that is subject to the insider lending restrictions of Section 22(h) of the FRA.

Standards for Safety and Soundness

Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the Agencies adopted guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, IRR exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the OCC adopted regulations pursuant to FDICIA to require a savings association that is given notice by the OCC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the OCC. If, after being so notified, a savings association fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OCC must issue an order directing corrective actions and may issue an order directing other actions of the types to which a significantly undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA. If a savings association fails to comply with such an order, the OCC may seek to enforce such order in judicial proceedings and to impose civil money penalties. For further discussion, see “Regulation and Supervision - Federally Chartered Savings Association Regulation - Prompt Corrective Regulatory Action.”

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

Privacy Protection

Astoria Federal is subject to OCC regulations implementing the privacy protection provisions of the Gramm-Leach Bliley Act, or Gramm-Leach. These regulations require Astoria Federal to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require Astoria Federal to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not covered by an exception, Astoria Federal is required to provide its customers with the ability to “opt-out” of having Astoria Federal share their nonpublic personal information with unaffiliated third parties.

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

Anti-Money Laundering and Customer Identification

Astoria Federal is subject to regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act and the related regulations impose the following requirements with respect to financial institutions:

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

In addition, bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.

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

Astoria Federal was in compliance with the FHLB-NY minimum stock investment requirements with an investment in FHLB-NY stock at December 31, 2011 of $131.7 million. Dividends from the FHLB-NY to Astoria Federal amounted to $6.7 million for the year ended December 31, 2011.

Federal Reserve System

FRB regulations require federally chartered savings associations to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $11.5 million and $71.0 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $71.0 million. The first $11.5 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Astoria Federal is in compliance with the foregoing requirements.

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

Holding Company Regulation

We are a unitary savings and loan association holding company within the meaning of the HOLA. As such, we are registered with the FRB and are subject to the FRB regulations, examinations, supervision and reporting requirements. In addition, the FRB has enforcement authority over us and our subsidiaries other than Astoria Federal. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

Gramm-Leach also restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan association holding companies that are “grandfathered,” i.e., unitary savings and loan association holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as us, retain their authority under the prior law. All other unitary savings and loan association holding companies are limited to financially related activities permissible for financial holding companies, as defined under Gramm-Leach. Gramm-Leach also prohibits non-financial companies from acquiring grandfathered unitary savings and loan association holding companies.

Except under limited circumstances, a savings and loan association holding company is prohibited (directly or indirectly, or through one or more subsidiaries) from (i) acquiring control of another savings association or holding company thereof, or acquiring all or substantially all of the assets thereof, without prior written approval of the FRB; (ii) acquiring or retaining, with certain exceptions, more than 5% of the voting shares a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or (iii) acquiring or retaining control of a depository institution that is not federally insured. In evaluating applications by holding companies to acquire savings associations, the FRB must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the DIF, the convenience and needs of the community and competitive factors.

We are currently required to file a notice with the FRB at least 30 days prior to declaring any future cash dividend. The notice must evidence our compliance with applicable FRB guidance regarding payment of dividends. This process will enable the FRB to comment on, object to or otherwise prohibit us from paying the proposed dividend. The supervisory guidance issued by the FRB states that we should either eliminate, defer or significantly reduce dividends if (1) our net income available to common shareholders over the past year is insufficient to fully fund a dividend, (2) our prospective rate of earnings retention is not consistent with our capital needs and our overall current or prospective financial condition or (3) we will not meet, or are in danger of not meeting, our minimum regulatory capital adequacy ratios.

As discussed above, the Reform Act requires the Agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject. In addition, the Reform Act specifically authorizes the FRB to issue regulations relating to capital requirements for savings and loan holding companies. As a result, by July 2015, we will become subject to consolidated capital requirements which we have not been subject to previously. In addition, pursuant to the Reform Act, we are required to serve as a source of strength for Astoria Federal.

As required by the Reform Act, in December of 2011, the FRB issued a notice of proposed rulemaking proposing several enhanced prudential standards to manage systemic risks. Under the proposed rule, savings and loan holding companies with consolidated assets of $10 billion or more, such as Astoria Financial Corporation, will only be subject to the stress testing requirements. Under the stress testing provisions of the proposed rule, the FRB would conduct an annual evaluation of whether we have sufficient capital to absorb losses as a result of adverse economic conditions. In addition, we would be required to conduct semi-annual stress tests. A summary of both the FRB-run and the company-run stress tests would be required to be published. The stress test requirement is predicated on a company being subject to consolidated capital requirements and, therefore, the FRB will delay effectiveness of this requirement for savings and loan holding companies until the FRB has established risk-based capital requirements for such institutions. In addition, portions of the risk management standards set forth in the proposed rule are applicable to bank holding companies with consolidated assets of $10 billion or more, but are not currently applicable to savings and loan holding companies. However, the FRB has indicated that it intends to issue a separate proposal to initially apply such provisions to savings and loan holding companies.

In addition to stress testing and risk management standards, the proposed rule sets forth five additional enhanced prudential standards applicable to bank holding companies with consolidated assets of $50 billion or more and by nonbank financial institutions that are designated as systemically important by the Financial Stability Oversight Council, with respect to (1) risk-based capital requirements and leverage limits, (2) liquidity requirements, (3) single-counterparty credit limits, (4) the debt-to-equity ceiling and (5) early remediation. Such enhanced prudential standards are not currently applicable to savings and loan holding companies. However, the FRB has indicated that it intends to issue a separate proposal to initially apply the enhanced prudential standards to savings and loan holding companies. In addition, while only two of the seven enhanced prudential standards under the proposed rule apply to institutions with less than $50 billion, but more than $10 billion in total consolidated assets, the FRB has indicated that it may determine to apply any of the enhanced prudential standards to any savings and loan holding company if appropriate to ensure the safety and soundness of such company on a case-by-case basis.

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

New York State Taxation

New York State imposes an annual franchise tax on banking corporations, based on net income allocable to New York State, at a rate of 7.1%. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, “alternative” net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. We were subject to the alternative minimum tax for New York State for the year ended December 31, 2011. In addition, New York State imposes a tax surcharge of 17.0% of the New York State Franchise Tax, calculated using an annual franchise tax rate of 9.0% (which represents the 2000 annual franchise tax rate), allocable to business activities carried on in the Metropolitan Commuter Transportation District. These taxes apply to us, Astoria Federal and certain of Astoria Federal’s subsidiaries. Certain other subsidiaries are subject to a general business corporation tax in lieu of the tax on banking corporations or are subject to taxes of other jurisdictions. The rules regarding the determination of net income allocated to New York State and alternative minimum taxes differ for these subsidiaries.

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

Fidata qualifies for alternative tax treatment under Article 9A of the New York State tax law as a Connecticut passive investment company. Fidata maintains an office in Norwalk, Connecticut and invests in loans secured by real property. Such loans constitute intangible investments permitted to be held by a Connecticut passive investment company.

New York City Taxation

Astoria Federal is also subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Franchise Tax. New York City also enacted legislation during 2010 that is substantially similar to the New York State legislation described above. A significant portion of Astoria Federal’s entire net income is derived from outside of the New York City jurisdiction which has the effect of significantly reducing the New York City taxable income of Astoria Federal. We were subject to the alternative minimum tax for New York City (which is similar to the New York State alternative minimum tax) for the year ended December 31, 2011.

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

At December 31, 2011, $1.95 billion of our borrowings contain features that would allow them to be called prior to their contractual maturity. This would generally occur during periods of rising interest rates. If this were to occur, we would need to either renew the borrowings at a potentially higher rate of interest, which would negatively impact our net interest income, or repay such borrowings. If we sell securities or other assets to fund the repayment of such borrowings, any decline in estimated market value with respect to the securities or assets sold would be realized and could result in a loss upon such sale.

Interest rates do and will continue to fluctuate. Although we cannot predict future Federal Open Market Committee, or FOMC, or FRB actions or other factors that will cause rates to change, the FOMC has indicated their desire to maintain their accommodative monetary stance until late 2014. This is a continuation of their efforts of the past few years during which we have seen historic lows on mortgage interest rates and elevated mortgage loan prepayments. While this may continue, a flattening of the U.S. Treasury yield curve would likely have a negative impact on our net interest rate spread and net interest margin. No assurance can be given that changes in interest rates or mortgage loan prepayments will not have a negative impact on our net interest income, net interest rate spread or net interest margin.

Our results of operations are affected by economic conditions in the New York metropolitan area and nationally.

Our retail banking and a significant portion of our lending business (approximately 46% of our one-to-four family and 94% of our multi-family and commercial real estate mortgage loan portfolios at December 31, 2011) are concentrated in the New York metropolitan area. As a result of this geographic concentration, our results of operations largely depend upon economic conditions in this area, although they also depend on economic conditions in other areas.

We are operating in a challenging economic environment, both nationally and locally. Financial institutions continue to be affected by continued softness in the housing and real estate markets. Depressed real estate values and home sales volumes and financial stress on borrowers as a result of the current economic environment, including elevated unemployment levels, have had an adverse effect on our borrowers and their customers, which has adversely affected our results of operations and may continue to do so in the future, as well as adversely affect our financial condition. In addition, depressed real estate values have adversely affected the value of property used as collateral for our loans. At December 31, 2011, the average loan-to-value ratio of our mortgage loan portfolio was less than 60% based on current principal balances and original appraised values. However, no assurance can be given that the original appraised values are reflective of current market conditions as we have experienced significant declines in real estate values in all markets in which we lend.

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

While we are primarily a one-to-four family mortgage lender, we also originate multi-family and commercial real estate mortgage loans. We did not originate any multi-family and commercial real estate loans during 2010. However, we resumed originations in select locations within the New York metropolitan area during the 2011 third quarter and anticipate growth in this portfolio in 2012 and beyond. At December 31, 2011, $1.69 billion, or 13%, of our total loan portfolio consisted of multi-family loans and $659.7 million, or 5%, of our total loan portfolio consisted of commercial real estate loans. Multi-family and commercial real estate loans generally involve a greater degree of credit risk than one-to-four family loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by multi-family properties and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. At December 31, 2011, non-performing multi-family and commercial real estate loans totaled $8.9 million, or 0.38% of our total portfolio of multi-family and commercial real estate loans.

We have originated multi-family and commercial real estate loans in areas other than the New York metropolitan area. At December 31, 2011, loans in states other than New York, New Jersey and Connecticut comprised 6% of the total multi-family and commercial real estate loan portfolio. We could be subject to additional risks with respect to multi-family and commercial real estate lending in areas other than the New York metropolitan area since we have less experience in these areas with this type of lending and less direct oversight of the local market and the borrowers’ operations.

Astoria Federal’s ability to pay dividends or lend funds to us is subject to regulatory limitations which, to the extent we need but are not able to access such funds, may prevent us from making future dividend payments or principal and interest payments due on our debt obligations.

We are a unitary savings and loan association holding company currently regulated by the FRB and almost all of our operating assets are owned by Astoria Federal. We rely primarily on dividends from Astoria Federal to pay cash dividends to our stockholders, to engage in share repurchase programs and to pay principal and interest on our debt obligations. The OCC regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments. As the subsidiary of a savings and loan association holding company, Astoria Federal must file a notice with the OCC at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Astoria Federal must file an application to receive the approval of the OCC for a proposed capital distribution. During 2011, we were required to file applications with the OCC for proposed capital distributions and we anticipate that in 2012 we will continue to be required to file such applications for proposed capital distributions. In addition, as the subsidiary of a savings and loan holding company, Astoria Federal must also receive approval from the FRB before declaring a dividend.

In addition, Astoria Federal may not pay dividends to us if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or the OCC notified Astoria Federal that it was in need of more than normal supervision. Under the prompt corrective action provisions of the FDIA, an insured depository institution such as Astoria Federal is prohibited from making a capital distribution, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDIA). Payment of dividends by Astoria Federal also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe or unsound banking practice. Based on Astoria Federal’s current financial condition, we do not expect the regulatory limitations will have any impact on our ability to obtain dividends from Astoria Federal. However, there can be no assurance that Astoria Federal will be able to pay dividends at past levels, or at all, in the future.

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

The Reform Act imposes further restrictions on transactions with affiliates and extensions of credit to executive officers, directors and principal shareholders, by, among other things, expanding covered transactions to include securities lending, repurchase agreement and derivatives activities with affiliates. These changes are expected to become effective by July 21, 2012.

We are subject to regulatory requirements and limitations that may impact our ability to pay future dividends.

We are currently required to file a notice with the FRB at least 30 days prior to declaring a cash dividend. The notice must evidence our compliance with applicable FRB guidance regarding payment of dividends. This process will enable the FRB to comment on, object to or otherwise prohibit us from paying the proposed dividend. The supervisory guidance issued by the FRB states that we should either eliminate, defer or significantly reduce dividends if (1) our net income available to common shareholders over the past year is insufficient to fully fund a dividend, (2) our prospective rate of earnings retention is not consistent with our capital needs and our overall current or prospective financial condition or (3) we will not meet, or are in danger of not meeting, our minimum regulatory capital adequacy ratios.

We operate in a highly regulated industry, which limits the manner and scope of our business activities.

We are subject to extensive supervision, regulation and examination by the FRB, OCC, CFPB and FDIC. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the DIF and our depositors, as well as other consumers and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. In addition, we must comply with significant anti-money laundering and anti-terrorism laws. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws.

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

The regulatory reform legislation that became effective in 2011 has created uncertainty and may have a material effect on our operations and capital requirements.

As a result of the financial crisis which occurred in the banking and financial markets commencing in the second half of 2007, the overall bank regulatory climate is now marked by caution, conservatism and a renewed focus on compliance and risk management. There are many provisions of the Reform Act which are to be implemented through regulations to be adopted by the federal bank regulatory agencies within specified time frames following the effective date of the Reform Act, which creates a risk of uncertainty as to the effect that such provisions will ultimately have. We believe the following provisions of the Reform Act will have an impact on us:

•	The elimination of our primary federal regulator, the OTS, and the assumption by the OCC of regulatory authority over all federal savings associations, such as Astoria Federal, and the acquisition by the FRB of regulatory authority over all savings and loan holding companies, such as Astoria Financial Corporation, as well as all subsidiaries of savings and loan holding companies other than depository institutions. Although the laws and regulations currently applicable to us generally will not change by virtue of the elimination of the OTS (except to the extent such laws have been modified by the Reform Act), the application of these laws and regulations may vary as administered by the OCC and the FRB.

•	The creation of the CFPB, which will have the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations and, with respect to institutions of our size, will have exclusive examination and primary enforcement authority with respect to such laws and regulations. As a new independent bureau within the FRB, it is possible that the

CFPB will focus more attention on consumers and may impose requirements more severe than the previous bank regulatory agencies, which at a minimum, could increase our operating and compliance costs.

•	The significant roll back of the federal preemption of state consumer protection laws that is currently enjoyed by federal savings associations and national banks. As a result, we may now be subject to state consumer protection laws in each state where we do business, and those laws may be interpreted and enforced differently in different states.

•	The establishment of consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies, as discussed below.

•	The increase in the minimum designated reserve ratio for the DIF from 1.15% to 1.35% of insured deposits, which must be reached by September 30, 2020, and the requirement that deposit insurance assessments be based on average consolidated total assets minus average tangible equity, rather than on deposit bases. As a result of these provisions, our deposit insurance premiums have substantially increased.

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

The Reform Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject, and the new requirements will effectively eliminate the use of trust preferred securities as a component of Tier 1 capital for depository institution holding companies of our size. In addition, the Reform Act specifically authorizes the FRB to issue regulations relating to capital requirements for savings and loan holding companies. As a result, by July 2015, we will become subject to consolidated capital requirements which we have not been subject to previously, and we will not be permitted to include our Capital Securities as a component of Tier 1 capital when we become subject to these consolidated capital requirements.

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

Our transition to the OCC as Astoria Federal’s primary banking regulator and the FRB as our holding company regulator may increase our compliance costs.

On July 21, 2011, the OTS was eliminated and the OCC took over the regulation of all federal savings associations, including Astoria Federal. The FRB also acquired the OTS’s authority over all savings and loan holding companies, including Astoria Financial Corporation. Consequently, we are now subject to regulation, supervision and examination by the OCC and the FRB, rather than the OTS. Additionally, we have been advised by the CFPB that it will be supervising our compliance with consumer protection laws. As a result of becoming subject to regulation by these three entities and in light of the overall enhanced regulatory scrutiny in our industry, we have decided to enhance various systems and add staff to keep up with the operational and regulatory burden associated with an institution of our size. For example, we have, among other things, established and commenced implementing (a) a comprehensive enterprise risk management program, including the creation of an Enterprise Risk Management Department and an Enterprise Risk Management Committee of the Board of Directors of each of Astoria Federal and Astoria Financial Corporation, and (b) a comprehensive compliance management program, including the creation of a centralized Corporate Compliance Department. These enhancements will result in additional investments in both technology and staffing that are likely to increase our non-interest expense. Moreover, as our new regulators adopt implementing regulations and guidance with respect to their supervision of federal savings banks, we may need to evaluate and modify various policies and procedures, further enhance our technology and add more staff to ensure continued compliance with this regulatory burden.

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

Over the past few years, we have faced increased competition for mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market as a result of the recent economic crisis, which has caused the interest rate for thirty year fixed rate mortgage loans that conform to GSE guidelines to remain artificially low. In addition, the U.S. Congress has expanded the conforming loan limits in many of our operating markets, allowing larger balance loans to continue to be acquired by the GSEs. As a result, more loans in our portfolio qualified under the expanded conforming loan limits and were refinanced into conforming fixed rate mortgages which we originate but do not retain for portfolio. We expect that our one-to-four family mortgage loan repayments will remain at elevated levels and will continue to outpace our loan production as a result of these factors, making it difficult for us to grow our mortgage loan portfolio and balance sheet.

The ultimate resolution of Fannie Mae and Freddie Mac may materially impact our results of operations.

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

At December 31, 2011, $344.2 million of our securities were classified as available-for-sale. The estimated fair value of our available-for-sale securities portfolio may increase or decrease depending on changes in interest rates. In general, as interest rates rise, the estimated fair value of our fixed rate securities portfolio will decrease. Our securities portfolio is comprised primarily of fixed rate securities. We increase or decrease stockholders’ equity by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax effect, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease will be recovered over the life of the securities.

We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors which we consider in our analysis include, but are not limited to, the severity and duration of the decline in fair value of the security, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, our intent and ability to not sell the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total other-than-temporary impairment, or OTTI, for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.

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

At December 31, 2011, the carrying amount of our goodwill totaled $185.2 million. We performed our annual goodwill impairment test on September 30, 2011 and determined there was no goodwill impairment as of our annual impairment test date. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Due to market volatility during the latter half of 2011, we experienced a decline in our market capitalization which continues to be less than our total stockholders’ equity at December 31, 2011. We considered this and other factors in our goodwill impairment analyses. No assurance can be given that we will not record an impairment loss on goodwill in a subsequent period. However, our tangible capital ratio and Astoria Federal’s regulatory capital ratios would not be affected by this potential non-cash expense.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate 85 full-service banking offices, of which 50 are owned and 35 are leased. We own our principal executive office located in Lake Success, New York. We are obligated under a lease commitment through 2017 for our mortgage operating facility in Mineola, New York. At December 31, 2011, approximately two-thirds of this facility was sublet. During the 2011 third quarter, we entered into an operating lease commitment through 2021 for office space in Jericho, New York to house our new multi-family and commercial real estate lending department and other operations. We also lease office facilities for our wholly-owned subsidiaries Fidata in Norwalk, Connecticut, and Suffco in Farmingdale, New York. We believe such facilities are suitable and adequate for our operational needs. For further information regarding our lease obligations, see Item 7, “MD&A” and Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

On April 26, 2011, we sold an office building previously included in premises and equipment with a net carrying value of $14.6 million. The building is located in Lake Success, New York, and formerly housed our lending operations which were relocated in March 2008 to our leased facility in Mineola, New York. For further information regarding this office building, see Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

City of New York Notice of Determination

By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York has notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years. The deficiencies relate to our operation of two subsidiaries of Astoria Federal, Fidata and AF Mortgage. Fidata is a passive investment company which maintains offices in Connecticut. AF Mortgage is an operating subsidiary through which Astoria Federal engages in lending activities outside the State of New York through our third party loan origination program. We disagree with the assertion of the tax deficiencies and we filed Petitions for Hearings with the City of New York on December 6, 2010 and October 5, 2011 to oppose the Notices of Determination and to consolidate the hearings. At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at December 31, 2011 with respect to this matter.

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

Automated Transactions LLC Litigation

On November 20, 2009, an action entitled Automated Transactions LLC v. Astoria Financial Corporation and Astoria Federal Savings and Loan Association was commenced in the U.S. District Court for the Southern District of New York, or the Southern District Court, against us by Automated Transactions LLC, alleging patent infringement involving integrated banking and transaction machines, including ATMs, that we utilize. We were served with the summons and complaint in such action on March 2, 2010. The plaintiff also filed a similar suit on the same day against another financial institution and its holding company. The plaintiff seeks unspecified monetary damages and an injunction preventing us from continuing to utilize the allegedly infringing machines. We are vigorously defending this lawsuit, and filed an answer and counterclaims to the plaintiff’s complaint on March 23, 2010, to which the plaintiff filed a reply on April 12, 2010.

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

On July 22, 2011, we filed a motion to stay the action pending the outcome of an appeal pending before the U.S. Court of Appeals for the Federal Circuit, or the Court of Appeals, of the Delaware District Court’s ruling in the case entitled Automated Transactions LLC v. IYG Holding Co et al, Civ. No. 06-043-SLR, or the IYG action. The IYG action involves the same plaintiff making substantially similar allegations with respect to identical and substantially similar patents as those involved in the action against us. The Delaware District Court granted IYG’s motion for summary judgment. In our motion to stay, we assert that, should the Court of Appeals uphold the Delaware District Court’s rulings, the Delaware District Court decision should be binding on the plaintiff in the litigation against us.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR ASTORIA FINANCIAL CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange, or NYSE, under the symbol “AF.” The table below shows the high and low sale prices reported by the NYSE for our common stock during the periods indicated.

	2011		2010
	High	Low	High	Low
First Quarter	$15.11	$13.42	$15.29	$12.02
Second Quarter	15.25	12.64	17.55	13.73
Third Quarter	13.49	7.65	14.86	11.55
Fourth Quarter	9.13	6.58	14.27	12.03

As of February 15, 2012, we had 3,115 shareholders of record. As of December 31, 2011, there were 98,537,715 shares of common stock outstanding.

The following schedule summarizes the cash dividends paid per common share for the periods indicated.

	2011	2010
First Quarter	$0.13	$0.13
Second Quarter	0.13	0.13
Third Quarter	0.13	0.13
Fourth Quarter	0.13	0.13

On January 25, 2012, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, payable on March 1, 2012, to common stockholders of record as of the close of business on February 15, 2012. As in the past, our Board of Directors reviews the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other factors.

We are subject to the laws of the State of Delaware which generally limit dividends to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over our statutory capital, or if there is no such excess, to our net profits for the current and/or immediately preceding fiscal year. Prior to declaring a dividend, we are also currently required to seek the approval of the FRB, in accordance with guidelines established by the FRB. Our payment of dividends is dependent, in large part, upon receipt of dividends from Astoria Federal. Astoria Federal is subject to certain restrictions which may limit its ability to pay us dividends. See Item 1, “Business - Regulation and Supervision” for an explanation of regulatory requirements with respect to Astoria Federal’s and Astoria Financial Corporation’s ability to pay dividends. We are also subject to certain financial covenants and other limitations pursuant to the terms of various debt instruments that have been issued by us, which could have an impact on our ability to pay dividends in certain circumstances. See Item 7, “MD&A - Liquidity and Capital Resources” for further discussion of such financial covenants and other limitations. See Item 1, “Business - Federal Taxation” and Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for an explanation of the tax impact of the unlikely event that Astoria Federal (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes; (2) redeems its stock; or (3) liquidates.

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return on Astoria Financial Corporation common stock, or AFC Common Stock, during the five fiscal years ended December 31, 2011, with the cumulative total returns of both a broad market index, the Standard & Poor’s, or S&P, 500 Stock Index, and a peer group index, the Financials Sector of the S&P 400 Mid-cap Index. The comparison assumes $100 was invested on December 31, 2006 in AFC Common Stock and in each of the S&P indices and assumes that all of the dividends were reinvested.

AFC Common Stock, Market and Peer Group Indices

	AFC Common Stock	S&P 500 Stock Index	S&P Midcap 400 Financials Index
December 31, 2006	$100.00	$100.00	$100.00
December 31, 2007	80.23	105.50	87.27
December 31, 2008	59.70	66.47	63.99
December 31, 2009	47.82	84.06	72.21
December 31, 2010	55.69	96.72	86.46
December 31, 2011	35.67	98.76	82.14

Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions. At December 31, 2011, a maximum of 8,107,300 shares may yet be purchased under this plan, however, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

On May 20, 2011, our Chief Executive Officer submitted his annual certification to the NYSE indicating that he was not aware of any violation by Astoria Financial Corporation of NYSE corporate governance listing standards as of the May 20, 2011 certification date.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data. This financial data is derived in part from, and should be read in conjunction with, our consolidated financial statements and related notes.

	At December 31,
(In Thousands)	2011	2010	2009	2008	2007
Selected Financial Data:
Total assets	$17,022,055	$18,089,269	$20,252,179	$21,982,111	$21,719,368
Repurchase agreements	-	51,540	40,030	24,060	24,218
Securities available-for-sale	344,187	561,953	860,694	1,390,440	1,313,306
Securities held-to-maturity	2,130,804	2,003,784	2,317,885	2,646,862	3,057,544
Loans receivable, net	13,117,419	14,021,548	15,586,673	16,593,415	16,076,068
Deposits	11,245,614	11,599,000	12,812,238	13,479,924	13,049,438
Borrowings, net	4,121,573	4,869,204	5,877,834	6,965,274	7,184,658
Stockholders' equity	1,251,198	1,241,780	1,208,614	1,181,769	1,211,344

	For the Year Ended December 31,
(In Thousands, Except Per Share Data)	2011	2010	2009	2008	2007
Selected Operating Data:
Interest income	$695,248	$855,299	$997,541	$1,089,711	$1,105,322
Interest expense	319,822	421,732	568,772	694,327	771,794
Net interest income	375,426	433,567	428,769	395,384	333,528
Provision for loan losses	37,000	115,000	200,000	69,000	2,500
Net interest income after provision for loan losses	338,426	318,567	228,769	326,384	331,028
Non-interest income	68,915	81,188	79,801	11,180	75,790
General and administrative expense	301,417	284,918	270,056	233,260	231,273
Income before income tax expense	105,924	114,837	38,514	104,304	175,545
Income tax expense	38,715	41,103	10,830	28,962	50,723
Net income	$67,209	$73,734	$27,684	$75,342	$124,822
Basic earnings per common share	$0.70	$0.78	$0.30	$0.83	$1.37
Diluted earnings per common share	$0.70	$0.78	$0.30	$0.82	$1.35

	At or For the Year Ended December 31,
	2011		2010		2009		2008		2007

Selected Financial Ratios and Other Data:

Return on average assets	0.39%		0.38%		0.13%		0.35%		0.58%
Return on average stockholders' equity	5.31		6.02		2.31		6.24		10.39
Return on average tangible stockholders' equity (1)	6.22		7.09		2.74		7.37		12.28

Average stockholders' equity to average assets	7.28		6.28		5.68		5.55		5.57
Average tangible stockholders' equity
to average tangible assets (1)(2)	6.28		5.38		4.84		4.74		4.75
Stockholders' equity to total assets	7.35		6.86		5.97		5.38		5.58
Tangible common stockholders' equity to tangible
assets (tangible capital ratio) (1)(2)	6.33		5.90		5.10		4.57		4.77

Net interest rate spread (3)	2.23		2.28		2.04		1.80		1.50
Net interest margin (4)	2.30		2.35		2.13		1.91		1.62
Average interest-earning assets to average
interest-bearing liabilities	1.04	x	1.03	x	1.03	x	1.03	x	1.03	x

General and administrative expense to average assets	1.73%		1.46%		1.28%		1.07%		1.07%
Efficiency ratio (5)	67.83		55.35		53.10		57.37		56.50

Cash dividends paid per common share	$ 0.52		$ 0.52		$ 0.52		$ 1.04		$ 1.04
Dividend payout ratio	74.29%		66.67%		173.33%		126.83%		77.04%

Asset Quality Ratios:

Non-performing loans to total loans (6)	2.51%		2.75%		2.59%		1.43%		0.42%
Non-performing loans to total assets (6)	1.96		2.16		2.02		1.09		0.31
Non-performing assets to total assets (6)(7)	2.24		2.51		2.25		1.20		0.36
Allowance for loan losses to non-performing loans (6)	47.22		51.57		47.49		49.88		115.97
Allowance for loan losses to non-accrual loans	47.25		51.68		47.56		49.89		116.78
Allowance for loan losses to total loans	1.18		1.42		1.23		0.71		0.49

Other Data:

Number of deposit accounts	703,454		753,984		817,632		865,391		888,838
Mortgage loans serviced for others (in thousands)	$1,446,646		$1,443,709		$1,379,259		$1,225,656		$1,272,220
Full service banking offices	85		85		85		85		86
Regional lending offices	3		3		3		3		3
Full time equivalent employees	1,636		1,565		1,592		1,575		1,615

(1)	Tangible stockholders' equity represents stockholders' equity less goodwill.
(2)	Tangible assets represent assets less goodwill.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.
(5)	Efficiency ratio represents general and administrative expense divided by the sum of net interest income plus non-interest income.
(6)	Non-performing loans consist of all non-accrual loans and all mortgage loans delinquent 90 days or more as to their maturity date but not their interest due and exclude loans held-for-sale and loans that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to accrual status. Restructured accruing loans totaled $73.7 million, $49.2 million, $26.0 million, $1.1 million and $1.2 million at December 31, 2011, 2010, 2009, 2008 and 2007, respectively.
(7)	Non-performing assets consist of all non-performing loans and real estate owned.

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

The economic conditions in which we operate continued to be challenging through 2011. While there has been moderate job growth during 2011 and the national unemployment rate declined to 8.5% for December 2011, compared to 9.4% one year earlier, softness in the housing and real estate markets persists, consumer confidence remains less than strong and interest rates remain at historic lows. In addition to the economic environment, the regulation and oversight of our business changed during 2011. As described in more detail in Item 1A, “Risk Factors,” certain aspects of the Reform Act have had and will continue to have an impact on us, including the combination on July 21, 2011 of our former primary banking regulator, the OTS, with the OCC, the imposition of consolidated holding company capital requirements, changes to deposit insurance assessments and the roll back of federal preemption applicable to certain of our operations.

Total assets decreased during the year ended December 31, 2011, primarily due to a decrease in our loan portfolio. However, the pace of the decline in the balance sheet and loan portfolio slowed significantly during the second half of 2011 and total assets increased slightly during the 2011 fourth quarter. The decrease in our loan portfolio was due to decreases in our multi-family, one-to-four family and commercial real estate mortgage loan portfolios resulting from repayments which outpaced our origination and purchase volume. One-to-four family mortgage loan repayments remained at elevated levels as interest rates on thirty year fixed rate conforming mortgages, which we do not retain for portfolio, remained at historic lows and as loans in our portfolio which qualified under the expanded conforming loan limits were refinanced into fixed rate conforming mortgages. The rise in interest rates on thirty year fixed rate mortgages at the end of the 2010 fourth quarter and into the 2011 first quarter led to a decrease in loan repayments which resulted in a significantly slower pace of decline in our one-to-four family mortgage loan portfolio during the first two quarters of 2011, compared to the 2010 fourth quarter. The decrease in interest rates on thirty year fixed rate mortgages during the 2011 second and third quarters, coupled with the flattening of the U.S. Treasury yield curve during the second half of 2011, led to an increase in mortgage loan repayments during the second half of 2011. However, the one-to-four family mortgage loan portfolio increased during the 2011 third quarter, which was the first increase in the portfolio in more than two years, and remained flat at December 31, 2011 compared to September 30, 2011. The decline in the multi-family and commercial real estate mortgage loan portfolio was due to the absence of our lending in this market during much of 2011. During the 2011 third quarter, we resumed originations of multi-family and commercial real estate loans in select locations within the New York metropolitan area. We expect the resumption of multi-family and commercial real estate lending should help to mitigate the negative impact of U.S. government programs that impede our ability to grow the one-to-four family mortgage loan portfolio profitably and should result in loan portfolio and balance sheet growth in 2012. The securities portfolio decreased during the year ended December 31, 2011 as a result of cash flows from repayments exceeding securities purchased. We expect to maintain our securities portfolio at, or slightly higher than, the December 31, 2011 level throughout 2012.

Total deposits decreased during the year ended December 31, 2011 due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in money market, NOW and demand deposit and savings accounts. During the year ended December 31, 2011, we continued to allow high cost certificates of deposit to run off as total assets declined. The increases in low cost savings and NOW and demand deposit accounts appear to reflect customer preference for the liquidity these types of deposits provide. The increase in money market accounts reflects the introduction of our premium money market product which we began offering during the 2011 third quarter. We have achieved some success in extending the terms of our retained certificates of deposit. During the year ended December 31, 2011, we extended $635.4 million of certificates of deposit for terms of two years or more in an effort to help limit our exposure to future increases in interest rates. Cash flows from mortgage loan and securities repayments in excess of mortgage loan originations and purchases, securities purchases and deposit outflows enabled us to repay a portion of our matured borrowings during the year ended December 31, 2011, which resulted in a decrease in our borrowings portfolio from December 31, 2010.

Net income decreased for the year ended December 31, 2011, compared to the year ended December 31, 2010. This decline was primarily due to a decrease in net interest income, an increase in non-interest expense and a decrease in non-interest income, partially offset by a decrease in provision for loan losses.

Net interest income decreased for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to a decline in average interest-earning assets. As previously noted, the negative impact of the U.S. government programs that impede our ability to grow the one-to-four family mortgage loan portfolio profitably and the absence of multi-family and commercial real estate mortgage loans during much of 2011 resulted in a significant decline in average interest-earning assets. Interest income for the year ended December 31, 2011 decreased, compared to the year ended December 31, 2010, primarily due to decreases in the average balances of mortgage loans and mortgage-backed and other securities, coupled with decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities. Interest expense for the year ended December 31, 2011 decreased, compared to the year ended December 31, 2010, primarily due to decreases in the average balances of borrowings and certificates of deposit, coupled with a decrease in the average cost of certificates of deposit. The net interest margin and the net interest rate spread decreased for the year ended December 31, 2011, compared to the year ended December 31, 2010, reflecting a significant decrease in the yield on average interest-earning assets, substantially offset by a decline in the cost of average interest-bearing liabilities.

The allowance for loan losses decreased during the year ended December 31, 2011, as did the provision for loan losses for the year ended December 31, 2011, compared to the year ended December 31, 2010. These decreases reflect the stabilizing trend in overall asset quality experienced in 2010 and into 2011, coupled with a reduction in the overall size of the loan portfolio over the same period. During the year ended December 31, 2011, we experienced improvements in both total delinquencies and non-performing loans, continuing the trend from 2010. Despite the improved credit metrics of the loan portfolio, including the decline in total loan delinquencies, we felt it prudent to maintain our allowance for loan losses coverage ratio at an elevated level in the face of a still uncertain economy and high unemployment along with prolonged softness in housing values. The allowance for loan losses at December 31, 2011 reflects the levels and composition of our loan delinquencies and non-performing loans, our loss history, the size and composition of our loan portfolio and our evaluation of the housing and real estate markets and overall economy, including the unemployment rate.

Non-interest income decreased for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to decreases in other non-interest income, customer service fees and mortgage banking income, net, partially offset by an increase in income from BOLI. The decrease in other non-interest income was primarily due to a litigation settlement gain (Goodwill Litigation) and net gain on sales of non-performing loans held-for-sale recognized during the year ended December 31, 2010, partially offset by an asset impairment charge recorded in the 2010 second quarter. Non-interest expense increased for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to increases in FDIC insurance premium expense, compensation and benefits expense, primarily ESOP related expense and pension and other postretirement benefits expense, and advertising expense, partially offset by a decrease in other non-interest expense primarily as a result of a litigation settlement expense (McAnaney Litigation) recorded in the 2010 second quarter.

We continue to face several headwinds as we enter 2012. Economic growth remains slow, unemployment remains elevated and home values continue to remain soft. In addition, the implementation of “Operation Twist” by the Federal Reserve has contributed to a flattening of the U.S. Treasury yield curve, putting further downward pressure on long term interest rates and current mortgage loan product offerings, which will keep mortgage loan prepayments at elevated levels. However, we are optimistic that the resumption of multi-family and commercial real estate mortgage lending should facilitate modest loan and balance sheet growth in the 2012 first quarter and more robust growth during the remainder of 2012. With respect to the net interest margin, we expect savings, NOW and demand deposit and money market accounts will continue to increase during 2012 and that, in the current low interest rate environment, one-to-four family mortgage loan prepayment activity will remain elevated. Accordingly, we anticipate the net interest margin for 2012 will be relatively similar to the net interest margin for the 2011 fourth quarter.

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of mortgage servicing rights, or MSR, judgments regarding goodwill and securities impairment and the estimates related to our pension plans and other postretirement benefits are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Actual results may differ from our estimates and judgments. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition. These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.

The following is a description of these critical accounting policies and an explanation of the methods and assumptions underlying their application.

Allowance for Loan Losses

Our allowance for loan losses is established and maintained through a provision for loan losses based on our evaluation of the probable inherent losses in our loan portfolio. We evaluate the adequacy of our allowance on a quarterly basis. The allowance is comprised of both valuation allowances related to individual loans and general valuation allowances, although the total allowance for loan losses is available for losses applicable to the entire loan portfolio.

Valuation allowances on particular loans are established in connection with individual loan reviews and the asset classification process, including the procedures for impairment recognition under GAAP. Such evaluation, which includes a review of loans on which full collectibility is not reasonably assured, considers the current estimated fair value of the underlying collateral, if any, current and anticipated economic and regulatory conditions, current and historical loss experience of similar loans and other factors that determine risk exposure to arrive at an adequate loan loss allowance.

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

The primary considerations in establishing individual valuation allowances are the current estimated value of a loan’s underlying collateral and the loan’s payment history. We update our estimates of collateral value for non-performing multi-family, commercial real estate and construction mortgage loans with balances of $1.0 million or greater when the loans initially become non-performing and multi-family and commercial real estate loans modified in a troubled debt restructuring at the time of the modification. Annually thereafter, inspections of these properties are performed to monitor the collateral. We also update our estimates of collateral value for one-to-four family mortgage loans at 180 days or more delinquent and annually thereafter and certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral. For one-to-four family mortgage loans, updated estimates of collateral value are obtained primarily through automated valuation models. For multi-family and commercial real estate properties, we estimate collateral value through appraisals or internal cash flow analyses, when current financial information is available, coupled with, in most cases, an inspection of the property. Other current and anticipated economic conditions on which our individual valuation allowances rely are the impact that national and/or local economic and business conditions may have on borrowers, the impact that local real estate markets may have on collateral values, the level and direction of interest rates and their combined effect on real estate values and the ability of borrowers to service debt. For multi-family and commercial real estate loans, additional factors specific to a borrower or the underlying collateral are considered. These factors include, but are not limited to, the composition of tenancy, occupancy levels for the property, location of the property, cash flow estimates and, to a lesser degree, the existence of personal guarantees. We also review all regulatory notices, bulletins and memoranda with the purpose of identifying upcoming changes in regulatory conditions which may impact our calculation of individual valuation allowances. Our primary banking regulator periodically reviews our reserve methodology during regulatory examinations and any comments regarding changes to reserves or loan classifications are considered by management in determining valuation allowances.

Pursuant to our policy, loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible for the portion of the recorded investment in the loan in excess of the estimated fair value of the underlying collateral less estimated selling costs. Such charge-offs are taken for one-to-four family mortgage loans at 180 days past due and annually thereafter and for impaired multi-family, commercial real estate and construction mortgage loans when the loans are identified as impaired. The determination of the loans on which full collectibility is not reasonably assured, the estimates of the fair value of the underlying collateral and the assessment of economic and regulatory conditions are subject to assumptions and judgments by management. Individual valuation allowances and charge-off amounts could differ materially as a result of changes in these assumptions and judgments.

General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities which, unlike individual valuation allowances, have not been allocated to particular loans. The determination of the adequacy of the general valuation allowances takes into consideration a variety of factors. We segment our one-to-four family mortgage loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans and year of origination and analyze our historical loss experience and delinquency levels and trends of these segments. The resulting range of allowance percentages is used as an integral part of our judgment in developing estimated loss percentages to apply to the loan portfolio segments. We segment our consumer and other loan portfolio by home equity lines of credit, business loans, revolving credit lines and installment loans and perform similar historical loss analyses. We monitor credit risk on interest-only hybrid ARM loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner that we monitor credit risk on all interest-only hybrid ARM loans. We monitor interest rate reset dates of our loan portfolio, in the aggregate, and the current interest rate environment and consider the impact, if any, on borrowers’ ability to continue to make timely principal and interest payments in determining our allowance for loan losses. We also consider the size, composition, risk profile and delinquency levels of our loan portfolio, as well as our credit administration and asset management procedures. We monitor property value trends in our market areas by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our general valuation allowances. In determining our allowance for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral. To further enhance our non-performing loan analysis, during the quarter ended June 30, 2011, we began segmenting our non-performing loans by state and analyzing our historical loss experience and cure rates by state. In addition, we evaluate and consider the impact that current and anticipated economic and market conditions may have on the loan portfolio and known and inherent risks in the portfolio.

We use ratio analyses as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses. As such, we evaluate and consider our asset quality ratios as well as the allowance ratios and coverage percentages set forth in both peer group and regulatory agency data. We also consider any comments from our primary banking regulator resulting from their review of our general valuation allowance methodology during regulatory examinations. We consider the observed trends in our asset quality ratios in combination with our primary focus on our historical loss experience and the impact of current economic conditions. After evaluating these variables, we determine appropriate allowance coverage percentages for each of our portfolio segments and the appropriate level of our allowance for loan losses. We do not determine the appropriate level of our allowance for loan losses based exclusively on a single factor or asset quality ratio. Our evaluation of general valuation allowances is inherently subjective because, even though it is based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. Therefore, we periodically review the actual performance and charge-off history of our loan portfolio and compare that to our previously determined allowance coverage percentages and individual valuation allowances. In doing so, we evaluate the impact the previously mentioned variables may have had on the loan portfolio to determine which changes, if any, should be made to our assumptions and analyses.

As a result of our updated charge-off and loss analyses, we modified certain allowance coverage percentages during each quarter of 2011 to reflect our current estimates of the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances. Based on our evaluation of the housing and real estate markets and overall economy, including the unemployment rate, the levels and composition of our loan delinquencies and non-performing loans, our loss history and the size and composition of our loan portfolio, we determined that an allowance for loan losses of $157.2 million was required at December 31, 2011, compared to $201.5 million at December 31, 2010, resulting in a provision for loan losses of $37.0 million for the year ended December 31, 2011. The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at the reporting dates.

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

At December 31, 2011, our MSR had an estimated fair value of $8.1 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.94%, a weighted average constant prepayment rate on mortgages of 20.30% and a weighted average life of 3.7 years. At December 31, 2010, our MSR had an estimated fair value of $9.2 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.96%, a weighted average constant prepayment rate on mortgages of 19.94% and a weighted average life of 3.8 years.

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

At December 31, 2011, the carrying amount of our goodwill totaled $185.2 million. On September 30, 2011, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

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

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer. GSE issuance mortgage-backed securities comprised 96% of our securities portfolio at December 31, 2011. Non-GSE issuance mortgage-backed securities at December 31, 2011 comprised 1% of our securities portfolio and had an amortized cost of $31.2 million, 52% of which are classified as available-for-sale and 48% of which are classified as held-to-maturity. Substantially all of our non-GSE issuance securities are investment grade securities and they have performed similarly to our GSE issuance securities. Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices.

The fair value of our securities portfolio is primarily impacted by changes in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of OTTI considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes. At December 31, 2011, we held 36 securities with an estimated fair value totaling $71.3 million which had an unrealized loss totaling $462,000. Of the securities in an unrealized loss position at December 31, 2011, $15.3 million, with an unrealized loss of $291,000, have been in a continuous unrealized loss position for more than twelve months. At December 31, 2011, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

Pension Benefits and Other Postretirement Benefit Plans

Astoria Federal has a qualified, non-contributory defined benefit pension plan covering employees meeting specified eligibility criteria. In addition, Astoria Federal has non-qualified and unfunded supplemental retirement plans covering certain officers and directors. We also sponsor a health care plan that provides for postretirement medical and dental coverage to select individuals.

We recognize the overfunded or underfunded status of our defined benefit pension plans and other postretirement benefit plan, which is measured as the difference between plan assets at fair value and the benefit obligation at the measurement date, in other assets or other liabilities in our consolidated statements of financial condition. Changes in the funded status are recognized through comprehensive income/loss in the year in which the changes occur.

There are several key assumptions which we provide our actuary which have a significant impact on the pension benefits and other postretirement benefit obligations as well as benefits expense. These include the discount rate and the expected return on plan assets. We continually review and evaluate all actuarial assumptions affecting the pension benefits and other postretirement benefit plans. We monitor these rates in relation to the current market interest rate environment and update our actuarial analysis accordingly.

The discount rate is used to calculate the period end present value of the benefit obligations and the expense to be recorded the following year. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. Discount rate assumptions are determined by reference to the Citigroup Pension Discount Curve, adjusted for Astoria Federal benefit plan specific cash flows. We compare these rates to other yield curves and market indices, such as the Mercer Mature Plan Index and Bloomberg AA Discount Curve, for reasonableness and make adjustments, as necessary, so the discount rates used reflect current market data and trends.

To determine the expected return on plan assets, we consider the long-term historical return information on plan assets, the mix of investments that comprise plan assets and the historical returns on indices comparable to the fund classes in which the plan invests.

For further information on the actuarial assumptions used for our pension benefits and other postretirement benefit plans see Note 14 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. As mortgage interest rates increase, customers’ refinance activities tend to decelerate causing the cash flow from both our mortgage loan portfolio and our mortgage-backed securities portfolio to decrease. When mortgage rates decrease, the opposite tends to occur. Principal payments on loans and securities totaled $5.54 billion for the year ended December 31, 2011 and $5.81 billion for the year ended December 31, 2010. The net decrease in loan and securities repayments for the year ended December 31, 2011, compared to the year ended December 31, 2010, was primarily due to a decrease in securities repayments, partially offset by an increase in loan repayments. The decrease in securities repayments is primarily due to a reduction in the securities portfolio at January 1, 2011 compared to January 1, 2010, coupled with a decrease in securities which were called during the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase in loan repayments was primarily due to an increase in multi-family and commercial real estate mortgage loan repayments, partially offset by a decrease in one-to-four family mortgage loan repayments. One-to-four family mortgage loan repayments for the year ended December 31, 2011 decreased slightly compared to the year ended December 31, 2010, but remained at elevated levels as interest rates on thirty year fixed rate conforming mortgage loans, which we do not retain for portfolio, remained at historic lows and as loans in our portfolio which qualified under the expanded conforming loan limits were refinanced into fixed rate conforming mortgage loans. The rise in interest rates on thirty year fixed rate mortgage loans at the end of the 2010 fourth quarter and into the 2011 first quarter led to a decrease in loan repayments for the 2011 first and second quarters compared to the 2010 fourth quarter. The decrease in interest rates on thirty year fixed rate mortgage loans during the 2011 second and third quarters, coupled with the flattening of the U.S. Treasury yield curve during the second half of 2011, led to an increase in mortgage loan repayments during the second half of 2011.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. However, for the years ended December 31, 2011 and 2010, net deposit and borrowing activity resulted in a use of funds. Net cash provided by operating activities totaled $227.7 million for the year ended December 31, 2011 and $265.4 million for the year ended December 31, 2010. Deposits decreased $353.4 million during the year ended December 31, 2011 and decreased $1.21 billion during the year ended December 31, 2010. The net decreases in deposits for the years ended December 31, 2011 and 2010 were primarily due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, money market and NOW and demand deposit accounts. During the year ended December 31, 2011, we continued to allow high cost certificates of deposit to run off as total assets declined. The increases in low cost savings, money market and NOW and demand deposit accounts during the years ended December 31, 2011 and 2010 appear to reflect customer preference for the liquidity these types of deposits provide. The increase in money market accounts during the year ended December 31, 2011 also reflects the introduction of our premium money market product during the 2011 third quarter. We have achieved some success in extending the terms of our retained certificates of deposit. During the year ended December 31, 2011, we extended $635.4 million of certificates of deposit for terms of two years or more in an effort to help limit our exposure to future increases in interest rates.

Net borrowings decreased $747.6 million during the year ended December 31, 2011 and decreased $1.01 billion during the year ended December 31, 2010. The decreases in net borrowings during the years ended December 31, 2011 and 2010 were primarily due to cash flows from mortgage loan and securities repayments in excess of mortgage loan originations and purchases, securities purchases and deposit outflows which enabled us to repay a portion of our matured borrowings.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities. Gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2011 totaled $3.68 billion, of which $2.57 billion were originations and $1.11 billion were purchases, substantially all of which were one-to-four family mortgage loans. This compares to gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2010 totaling $2.89 billion, of which $2.45 billion were originations and $438.6 million were purchases, all of which were one-to-four family mortgage loans. Despite the increases in originations and purchases, overall one-to-four family mortgage loan origination and purchase volume for portfolio has been negatively affected for an extended period of time by the historic low interest rates on thirty year fixed rate conforming mortgage loans, which we do not retain for portfolio, and the expanded conforming loan limits. The increase in purchases of mortgage loans is due, in part, to an increase in purchases of one-to-four family fifteen year fixed rate jumbo mortgage loans, coupled with somewhat more competitive pricing on one-to-four family hybrid ARM and fifteen year jumbo mortgage loans during 2011 compared to 2010, particularly in the 2011 second and third quarters. Mortgage loan originations during the year ended December 31, 2011 include $204.0 million of multi-family and commercial real estate loans. We resumed multi-family and commercial real estate lending in select locations within the New York metropolitan area during the 2011 third quarter. Purchases of securities totaled $967.8 million during the year ended December 31, 2011 and $958.5 million during the year ended December 31, 2010.

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

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and repurchase agreements, our most liquid assets, totaled $132.7 million at December 31, 2011 and $119.0 million at December 31, 2010. At December 31, 2011, we had $1.32 billion in borrowings with a weighted average rate of 4.05% maturing over the next twelve months. We have the flexibility to either repay or rollover these borrowings as they mature. Included in our borrowings are various obligations which, by their terms, may be called by the securities dealers and the FHLB-NY. At December 31, 2011, we had $1.95 billion of borrowings which are callable within one year and at various times thereafter. We believe the potential for these borrowings to be called does not present liquidity concerns as they have various call dates and coupons and we believe we can readily obtain replacement funding, albeit at higher rates. At December 31, 2011, FHLB-NY advances totaled $2.04 billion, or 49.6% of total borrowings. We do not believe any of our borrowing counterparty concentrations represent a material risk to our liquidity. In addition, we had $3.50 billion in certificates of deposit and Liquid CDs at December 31, 2011 with a weighted average rate of 1.60% maturing over the next twelve months. We have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates at December 31, 2011.

				Certificates of Deposit
	Borrowings			and Liquid CDs
			Weighted			Weighted
			Average			Average
(Dollars in Millions)	Amount		Rate	Amount		Rate
Contractual Maturity:
2012	$1,318	(1)	4.05%	$3,504	(2)	1.60%
2013	425		2.01	533		2.23
2014	150		1.88	421		2.46
2015	300	(3)	3.21	666		2.85
2016	250	(4)	3.84	395		2.37
2017 and thereafter	1,679	(5)	4.76	-		-
Total	$4,122		3.98%	$5,519		1.93%

(1)	Includes $250.0 million of 5.75% senior notes which mature on October 15, 2012.
(2)	Includes $263.8 million of Liquid CDs with a weighted average rate of 0.10% and $3.24 billion of certificates of deposit with a weighted average rate of 1.72%.
(3)	Includes $200.0 million of borrowings, with a weighted average rate of 4.18%, which are callable by the counterparty in 2012 and at various times thereafter.
(4)	Includes $200.0 million of borrowings, with a rate of 4.39%, which are callable by the counterparty in 2012 and at various times thereafter.
(5)	Includes $1.55 billion of borrowings, with a weighted average rate of 4.35%, which are callable by the counterparty in 2012 and at various times thereafter.

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

We have $250.0 million of 5.75% senior unsecured notes which mature on October 15, 2012. The terms of these notes restrict our ability to sell, transfer or pledge as collateral the shares of Astoria Federal or any other significant subsidiary or of all, or substantially all, of the assets of Astoria Federal or any other significant subsidiary, other than in connection with a sale or transfer involving Astoria Financial Corporation. Our most likely source for the repayment of these notes is the U.S. capital markets.

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

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of interest on its debt obligations and repurchases of common stock. During 2011, Astoria Financial Corporation paid dividends totaling $49.4 million and interest totaling $26.6 million. On January 25, 2012, we declared a quarterly cash dividend of $0.13 per share on shares of our common stock payable on March 1, 2012 to stockholders of record as of the close of business on February 15, 2012. Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions. At December 31, 2011, a maximum of 8,107,300 shares may yet be purchased under this plan, however, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal. During 2011, Astoria Federal paid dividends to Astoria Financial Corporation totaling $64.0 million. Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation. During 2011, Astoria Federal was required to file applications to receive approval from the OCC and the FRB for proposed capital distributions and we anticipate that in 2012 Astoria Federal will continue to be required to file such applications for proposed capital distributions. For further discussion of limitations on capital distributions from Astoria Federal, see Item 1, “Business - Regulation and Supervision.”

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At December 31, 2011, our tangible capital ratio, which represents stockholders’ equity less goodwill divided by total assets less goodwill, was 6.33%. At December 31, 2011, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 8.70%, leverage capital ratio of 8.70% and total risk-based capital ratio of 16.08%. Astoria Federal’s Tier 1 risk-based capital ratio was 14.80% at December 31, 2011. As of December 31, 2011, Astoria Federal continues to be a well capitalized institution for all bank regulatory purposes.

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

Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments. Commitments to sell loans totaled $64.9 million at December 31, 2011 and represent obligations to sell loans either servicing retained or servicing released on a mandatory delivery or best efforts basis. We enter into commitments to sell loans as an economic hedge against our pipeline of conforming fixed rate loans which we originate primarily for sale into the secondary market. The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.

The following table details our contractual obligations at December 31, 2011.

	Payments due by period
		Less than	One to	Three to	More than
(In Thousands)	Total	One Year	Three Years	Five Years	Five Years
On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$3,947,866	$1,144,000	$575,000	$550,000	$1,678,866
Off-balance sheet contractual obligations:
Minimum rental payments due under non-cancelable operating leases	92,863	8,132	18,143	18,514	48,074
Commitments to originate and purchase loans (1)	774,037	774,037	-	-	-
Commitments to fund unused lines of credit (2)	239,168	239,168	-	-	-
Total	$5,053,934	$2,165,337	$593,143	$568,514	$1,726,940

(1)     Includes commitments to originate loans held-for-sale of $48.6 million.

(2)     Primarily related to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions. For further information regarding these liabilities, see Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” We also have contingent liabilities related to assets sold with recourse and standby letters of credit. We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market. Generally the loans we sell are subject to recourse for fraud and adherence to underwriting or quality control guidelines. We were not required to repurchase any loans during 2011 as a result of these recourse provisions. The principal balance of loans sold with recourse provisions in addition to fraud and adherence to underwriting or quality control guidelines amounted to $305.9 million at December 31, 2011. We estimate the liability for such loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse. The carrying amount of this liability was immaterial at December 31, 2011. We also have a collateralized repurchase obligation due to the sale of certain long-term fixed rate municipal revenue bonds to an investment trust fund for proceeds that approximated par value. The trust fund has a put option that requires us to repurchase the securities for specified amounts prior to maturity under certain specified circumstances, as defined in the agreement. The outstanding option balance on the agreement totaled $5.8 million at December 31, 2011.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment or performance to the third party, we would have to perform under the guarantee. Outstanding standby letters of credit totaled $265,000 at December 31, 2011.

See Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for additional information regarding our commitments and contingent liabilities.

Comparison of Financial Condition and Operating Results for the Years Ended December 31, 2011 and 2010

Financial Condition

Total assets decreased $1.07 billion to $17.02 billion at December 31, 2011, from $18.09 billion at December 31, 2010. The decrease in total assets was primarily due to a decrease in loans receivable. Loans receivable, net, decreased $904.1 million to $13.12 billion at December 31, 2011, from $14.02 billion at December 31, 2010. This decrease was a result of repayments outpacing our mortgage loan origination and purchase volume during the year ended December 31, 2011.

Mortgage loans decreased $914.6 million to $12.92 billion at December 31, 2011, from $13.83 billion at December 31, 2010. This decrease was primarily due to decreases in our multi-family, one-to-four family and commercial real estate mortgage loan portfolios. Mortgage loan repayments increased to $4.40 billion for the year ended December 31, 2011, from $4.14 billion for the year ended December 31, 2010. This increase was primarily due to an increase in multi-family and commercial real estate mortgage loan repayments, partially offset by a slight decrease in one-to-four family mortgage loan repayments. Gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2011 totaled $3.68 billion, of which $2.57 billion were originations and $1.11 billion were purchases, substantially all of which were one-to-four family mortgage loans. This compares to gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2010 totaling $2.89 billion, of which $2.45 billion were originations and $438.6 million were purchases, all of which were one-to-four family mortgage loans.

Our mortgage loan portfolio continues to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loan portfolio decreased $293.5 million to $10.56 billion at December 31, 2011, from $10.86 billion at December 31, 2010, and represented 80.0% of our total loan portfolio at December 31, 2011. The decrease was primarily the result of the levels of repayments which outpaced our originations and purchases during the year ended December 31, 2011. One-to-four family mortgage loan repayments decreased slightly during the year ended December 31, 2011, compared to the year ended December 31, 2010, but remain at elevated levels. The rise in interest rates on thirty year fixed rate mortgage loans at the end of the 2010 fourth quarter and into the 2011 first quarter led to a decrease in loan repayments which resulted in a significantly slower pace of decline in our one-to-four family mortgage loan portfolio in the 2011 first and second quarters, compared to the 2010 fourth quarter. The decrease in interest rates on thirty year fixed rate mortgage loans during the 2011 second and third quarters, coupled with the flattening of the U.S. Treasury yield curve during the second half of 2011 led to an increase in loan repayments during the second half of 2011. However, the one-to-four family mortgage loan portfolio increased during the 2011 third quarter, which was the first increase in this portfolio in more than two years, and remained flat at December 31, 2011 compared to September 30, 2011. During the 2011 second and third quarters, we decided to be somewhat more competitive with the pricing of our one-to-four family hybrid ARM and fifteen year jumbo mortgage loan rates which resulted in origination and purchase levels in excess of mortgage loan repayments during the 2011 third quarter. One-to-four family mortgage loan origination and purchase volume for portfolio has been negatively affected for an extended period of time by the historic low interest rates on thirty year fixed rate conforming mortgage loans and the expanded conforming loan limits resulting in more borrowers opting for thirty year fixed rate conforming mortgage loans which we do not retain for portfolio. During the year ended December 31, 2011, the loan-to-value ratio of our one-to-four family mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 60% and the loan amount averaged approximately $765,000.

Our multi-family mortgage loan portfolio decreased $501.6 million to $1.69 billion at December 31, 2011, from $2.19 billion at December 31, 2010. Our commercial real estate loan portfolio decreased $112.0 million to $659.7 million at December 31, 2011, from $771.7 million at December 31, 2010. The decreases in these loan portfolios are attributable to repayments, the sale or transfer to held-for-sale of certain delinquent and non-performing loans and the absence of new multi-family and commercial real estate mortgage loan originations during much of 2011. During the 2011 third quarter, we resumed multi-family and commercial real estate lending in select locations within the New York metropolitan area and originations totaled $204.0 million for the year ended December 31, 2011.

Securities decreased $90.7 million to $2.47 billion at December 31, 2011, from $2.57 billion at December 31, 2010. This decrease was primarily the result of principal payments received of $1.05 billion, partially offset by purchases of $967.8 million. At December 31, 2011, our securities portfolio is comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost totaling $2.37 billion, a weighted average current coupon of 3.58%, a weighted average collateral coupon of 5.01% and a weighted average life of 2.2 years.

Deposits decreased $353.4 million to $11.25 billion at December 31, 2011, from $11.60 billion at December 31, 2010, due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in money market, NOW and demand deposit and savings accounts. Certificates of deposit decreased $1.06 billion since December 31, 2010 to $5.26 billion at December 31, 2011. Liquid CDs decreased $204.9 million since December 31, 2010 to $263.8 million at December 31, 2011. Money market accounts increased $738.1 million since December 31, 2010 to $1.11 billion at December 31, 2011. NOW and demand deposit accounts increased $86.7 million since December 31, 2010 to $1.86 billion at December 31, 2011. Savings accounts increased $85.9 million since December 31, 2010 to $2.75 billion at December 31, 2011. During the year ended December 31, 2011, we continued to allow high cost certificates of deposit to run off as total assets declined. The increase in money market accounts reflects the introduction of our premium money market product which we began offering during the 2011 third quarter. The increases in low cost savings and NOW and demand deposit accounts appear to reflect customer preference for the liquidity these types of deposits provide.

Total borrowings, net, decreased $747.6 million to $4.12 billion at December 31, 2011, from $4.87 billion at December 31, 2010. The decrease in total borrowings was primarily the result of cash flows from mortgage loan and securities repayments in excess of mortgage loan originations and purchases, securities purchases and deposit outflows which enabled us to repay a portion of our matured borrowings.

Stockholders' equity increased slightly to $1.25 billion at December 31, 2011, from $1.24 billion at December 31, 2010. The increase in stockholders’ equity was due to net income of $67.2 million, the allocation of shares held by the ESOP of $16.4 million and stock-based compensation of $9.0 million. These increases were substantially offset by dividends declared of $49.4 million and an increase in accumulated other comprehensive loss of $33.5 million. The increase in accumulated other comprehensive loss was primarily due to a decrease in the funded status of our defined benefit pension plans at December 31, 2011, compared to December 31, 2010.

Results of Operations

General

Net income for the year ended December 31, 2011 decreased $6.5 million to $67.2 million, from $73.7 million for the year ended December 31, 2010. Diluted earnings per common share decreased to $0.70 per share for the year ended December 31, 2011, from $0.78 per share for the year ended December 31, 2010. Return on average assets was 0.39% for the year ended December 31, 2011 and 0.38% for the year ended December 31, 2010. Return on average stockholders’ equity decreased to 5.31% for the year ended December 31, 2011, from 6.02% for the year ended December 31, 2010. Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, decreased to 6.22% for the year ended December 31, 2011, from 7.09% for the year ended December 31, 2010. The decreases in the returns on average stockholders’ equity and average tangible stockholders’ equity for the year ended December 31, 2011, compared to the year ended December 31, 2010, were due to the decrease in net income, coupled with an increase in average stockholders’ equity.

Our results of operations for the year ended December 31, 2010 include $6.2 million ($4.0 million, after tax) of non-interest income related to a litigation settlement (Goodwill Litigation), $7.9 million ($5.1 million, after tax) of non-interest expense related to a litigation settlement (McAnaney Litigation) and a $1.5 million ($981,000, after tax) asset impairment charge against non-interest income. For the year ended December 31, 2010, these net charges reduced diluted earnings per common share by $0.02 per share, return on average assets by 1 basis point, return on average stockholders’ equity by 17 basis points and return on average tangible stockholders’ equity by 20 basis points. See “Non-Interest Income” for further discussion of the Goodwill Litigation settlement and the asset impairment charge and see “Non-Interest Expense” for further discussion of the McAnaney Litigation settlement.

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

For the year ended December 31, 2011, net interest income decreased $58.2 million to $375.4 million, from $433.6 million for the year ended December 31, 2010. The net interest margin decreased to 2.30% for the year ended December 31, 2011, from 2.35% for the year ended December 31, 2010. The net interest rate spread decreased to 2.23% for the year ended December 31, 2011, from 2.28% for the year ended December 31, 2010. The decrease in net interest income for the year ended December 31, 2011, compared to the year ended December 31, 2010, was primarily due to a decrease in average interest-earning assets. As previously noted, the negative impact of the U.S. government programs that impede our ability to grow the one-to-four family mortgage loan portfolio profitably and the absence of multi-

family and commercial real estate mortgage loans during much of 2011 resulted in a significant decline in average interest-earning assets. Interest income for the year ended December 31, 2011 decreased, compared to the year ended December 31, 2010, primarily due to decreases in the average balances of mortgage loans and mortgage-backed and other securities, coupled with decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities. Interest expense for the year ended December 31, 2011 decreased, compared to the year ended December 31, 2010, primarily due to decreases in the average balances of borrowings and certificates of deposit, coupled with a decrease in the average cost of certificates of deposit. The decreases in the net interest margin and the net interest rate spread for the year ended December 31, 2011, compared to the year ended December 31, 2010, reflect a significant decrease in the yield on average interest-earning assets, substantially offset by a decline in the cost of average interest-bearing liabilities. The average balance of net interest earning assets increased $16.2 million to $588.1 million for the year ended December 31, 2011, from $571.9 million for the year ended December 31, 2010.

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

					For the Year Ended December 31,
			2011				2010				2009
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$10,687,593		$433,951	4.06%	$11,694,736		$529,319	4.53%	$12,166,413		$609,724	5.01%
Multi-family, commercial real estate and construction	2,608,792		162,433	6.23	3,258,928		196,541	6.03	3,680,486		217,480	5.91
Consumer and other loans (1)	297,394		9,889	3.33	325,579		10,572	3.25	336,545		10,882	3.23
Total loans	13,593,779		606,273	4.46	15,279,243		736,432	4.82	16,183,444		838,086	5.18
Mortgage-backed and other securities (2)	2,435,028		82,055	3.37	2,790,097		109,206	3.91	3,494,966		149,655	4.28
Repurchase agreements and interest-earning cash accounts	128,396		237	0.18	197,584		390	0.20	226,689		448	0.20
FHLB-NY stock	132,666		6,683	5.04	172,511		9,271	5.37	181,472		9,352	5.15
Total interest-earning assets	16,289,869		695,248	4.27	18,439,435		855,299	4.64	20,086,571		997,541	4.97
Goodwill	185,151				185,151				185,151
Other non-interest-earning assets	919,617				902,804				822,036
Total assets	$17,394,637				$19,527,390				$21,093,758

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,762,155		9,562	0.35	$2,384,477		9,628	0.40	$2,044,677		8,269	0.40
Money market	616,048		4,551	0.74	343,996		1,533	0.45	317,168		2,095	0.66
NOW and demand deposit	1,798,719		1,175	0.07	1,675,680		1,092	0.07	1,534,131		1,064	0.07
Liquid CDs	358,253		787	0.22	595,693		2,637	0.44	884,436		10,659	1.21
Total core deposits	5,535,175		16,075	0.29	4,999,846		14,890	0.30	4,780,412		22,087	0.46
Certificates of deposit	5,797,895		121,974	2.10	7,298,999		176,125	2.41	8,612,745		293,284	3.41
Total deposits	11,333,070		138,049	1.22	12,298,845		191,015	1.55	13,393,157		315,371	2.35
Borrowings	4,368,659		181,773	4.16	5,568,740		230,717	4.14	6,051,655		253,401	4.19
Total interest-bearing liabilities	15,701,729		319,822	2.04	17,867,585		421,732	2.36	19,444,812		568,772	2.93
Non-interest-bearing liabilities	427,225				434,347				451,677
Total liabilities	16,128,954				18,301,932				19,896,489
Stockholders’ equity	1,265,683				1,225,458				1,197,269
Total liabilities and stockholders’ equity	$17,394,637				$19,527,390				$21,093,758

Net interest income/ net interest rate spread (3)			$375,426	2.23%			$433,567	2.28%			$428,769	2.04%

Net interest-earning assets/ net interest margin (4)	$588,140			2.30%	$571,850			2.35%	$641,759			2.13%

Ratio of interest-earning assets to interest-bearing liabilities	1.04	x			1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Compared to			Compared to
	Year Ended December 31, 2010			Year Ended December 31, 2009
	Increase (Decrease)			Increase (Decrease)
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
One-to-four family	$(43,256)	$(52,112)	$(95,368)	$(23,163)	$(57,242)	$(80,405)
Multi-family, commercial real estate and construction	(40,423)	6,315	(34,108)	(25,289)	4,350	(20,939)
Consumer and other loans	(937)	254	(683)	(373)	63	(310)
Mortgage-backed and other securities	(13,020)	(14,131)	(27,151)	(28,313)	(12,136)	(40,449)
Repurchase agreements and interest-earning cash accounts	(119)	(34)	(153)	(58)	-	(58)
FHLB-NY stock	(2,044)	(544)	(2,588)	(471)	390	(81)
Total	(99,799)	(60,252)	(160,051)	(77,667)	(64,575)	(142,242)
Interest-bearing liabilities:
Savings	1,296	(1,362)	(66)	1,359	-	1,359
Money market	1,662	1,356	3,018	162	(724)	(562)
NOW and demand deposit	83	-	83	28	-	28
Liquid CDs	(821)	(1,029)	(1,850)	(2,720)	(5,302)	(8,022)
Certificates of deposit	(33,314)	(20,837)	(54,151)	(40,088)	(77,071)	(117,159)
Borrowings	(50,050)	1,106	(48,944)	(19,733)	(2,951)	(22,684)
Total	(81,144)	(20,766)	(101,910)	(60,992)	(86,048)	(147,040)
Net change in net interest income	$(18,655)	$(39,486)	$(58,141)	$(16,675)	$21,473	$4,798

Interest Income

Interest income for the year ended December 31, 2011 decreased $160.1 million to $695.2 million, from $855.3 million for the year ended December 31, 2010, due to a decrease of $2.15 billion in the average balance of interest-earning assets to $16.29 billion for the year ended December 31, 2011, from $18.44 billion for the year ended December 31, 2010, coupled with a decrease in the average yield on interest-earning assets to 4.27% for the year ended December 31, 2011, from 4.64% for the year ended December 31, 2010. The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balances of mortgage loans and mortgage-backed and other securities, although the average balances of all interest-earning assets declined. The decrease in the average yield on interest-earning assets was primarily due to decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities, partially offset by an increase in the average yield on multi-family, commercial real estate and construction loans.

Interest income on one-to-four family mortgage loans decreased $95.3 million to $434.0 million for the year ended December 31, 2011, from $529.3 million for the year ended December 31, 2010, due to a decrease in the average yield to 4.06% for the year ended December 31, 2011, from 4.53% for the year ended December 31, 2010, coupled with a decrease of $1.01 billion in the average balance of such loans. The decrease in the average yield was primarily due to new originations at lower interest rates than the rates on loans repaid over the past year and the impact of the downward repricing of our ARM loans, partially offset by a decrease in net premium amortization. The decrease in the average balance of one-to-four family mortgage loans was primarily due to the levels of repayments over the past year which have outpaced the levels of originations and purchases. The lower interest rates and decrease in the average balance are attributable to the negative impact of the U.S. government programs that impede our ability to grow the one-to-four family mortgage loan portfolio profitably. Net premium amortization on one-to-four family mortgage loans decreased $5.4 million to $27.0 million for the year ended December 31, 2011, from $32.4 million for the year ended December 31, 2010, reflecting the lower average balance of one-to-four family mortgage loans during the year ended December 31, 2011, compared to the year ended December 31, 2010.

Interest income on multi-family, commercial real estate and construction loans decreased $34.1 million to $162.4 million for the year ended December 31, 2011, from $196.5 million for the year ended December 31, 2010, due to a decrease of $650.1 million in the average balance of such loans, partially offset by an increase in the average yield to 6.23% for the year ended December 31, 2011, from 6.03% for the year ended December 31, 2010. The decrease in the average balance of multi-family, commercial real estate and construction loans is attributable to repayments, the sale or transfer to held-for-sale of certain delinquent and non-performing loans and the absence of new multi-family, commercial real estate and construction loan originations during much of 2011. The increase in the average yield on multi-family, commercial real estate and construction loans is primarily due to an increase in prepayment penalties. Prepayment penalties increased $4.1 million to $7.5 million for the year ended December 31, 2011, from $3.4 million for the year ended December 31, 2010.

Interest income on mortgage-backed and other securities decreased $27.1 million to $82.1 million for the year ended December 31, 2011, from $109.2 million for the year ended December 31, 2010, due to both a decrease in the average yield to 3.37% for the year ended December 31, 2011, from 3.91% for the year ended December 31, 2010, and a decrease of $355.1 million in the average balance of the portfolio. The decrease in the average yield on mortgage-backed and other securities was primarily due to repayments on higher yielding securities and purchases of new securities with lower coupons, in the prolonged low interest rate environment, than the weighted average coupon for the portfolio. The decrease in the average balance of mortgage-backed and other securities is the result of repayments exceeding securities purchased over the past year.

Interest Expense

Interest expense for the year ended December 31, 2011 decreased $101.9 million to $319.8 million, from $421.7 million for the year ended December 31, 2010, due to a decrease of $2.17 billion in the average balance of interest-bearing liabilities to $15.70 billion for the year ended December 31, 2011, from $17.87 billion for the year ended December 31, 2010, coupled with a decrease in the average cost of interest-bearing liabilities to 2.04% for the year ended December 31, 2011, from 2.36% for the year ended December 31, 2010. The decrease in the average balance of interest-bearing liabilities was primarily due to decreases in the average balances of borrowings and certificates of deposit. The decrease in the average cost of interest-bearing liabilities was primarily due to a decrease in the average cost of certificates of deposit.

Interest expense on total deposits decreased $53.0 million to $138.0 million for the year ended December 31, 2011, from $191.0 million for the year ended December 31, 2010, due to a decrease of $965.8 million in the average balance of total deposits to $11.33 billion for the year ended December 31, 2011, from $12.30 billion for the year ended December 31, 2010, coupled with a decrease in the average cost of total deposits to 1.22% for the year ended December 31, 2011, from 1.55% for the year ended December 31, 2010. The decrease in the average balance of total deposits was primarily due to decreases in the average balances of certificates of deposit and Liquid CDs, partially offset by increases in the average balances of savings, money market and NOW and demand deposit accounts. The decrease in the average cost of total deposits was primarily due to the impact of the decline in interest rates over the past year on our certificates of deposit which matured and were replaced at lower interest rates.

Interest expense on certificates of deposit decreased $54.1 million to $122.0 million for the year ended December 31, 2011, from $176.1 million for the year ended December 31, 2010, due to a decrease of $1.50 billion in the average balance, coupled with a decrease in the average cost to 2.10% for the year ended December 31, 2011, from 2.41% for the year ended December 31, 2010. The decrease in the average balance of certificates of deposit was primarily the result of our reduced focus on certificates of deposit. Throughout most of 2010 and during 2011, we continued to allow high cost certificates of deposit to run off as total assets declined. The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates. During the year ended December 31, 2011, $3.42 billion of certificates of deposit with a weighted average rate of 1.53% and a weighted average maturity at inception of seventeen months matured and $2.24 billion of certificates of deposit were issued or repriced with a weighted average rate of 0.84% and a weighted average maturity at inception of nineteen months.

Interest expense on borrowings decreased $48.9 million to $181.8 million for the year ended December 31, 2011, from $230.7 million for the year ended December 31, 2010, primarily due to a decrease of $1.20 billion in the average balance. The average cost of borrowings increased slightly to 4.16% for the year ended December 31, 2011, from 4.14% for the year ended December 31, 2010. The decrease in the average balance of borrowings was the result of cash flows from mortgage loan and securities repayments exceeding mortgage loan originations and purchases, securities purchases and deposit outflows which enabled us to repay a portion of our matured borrowings. The slight increase in the average cost of borrowings was a result of borrowings which matured over the past year which had interest rates below the weighted average rate for the borrowings portfolio.

Provision for Loan Losses

We review our allowance for loan losses on a quarterly basis. Material factors considered during our quarterly review are our loss experience, the composition and direction of loan delinquencies, the size and composition of our loan portfolio and the impact of current economic conditions. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. As a geographically diversified residential lender, we have been affected by negative consequences arising from the economic recession that continued throughout most of 2009 and, in particular, a sharp downturn in the housing industry nationally, as well as economic and housing industry weaknesses in the New York metropolitan area. We are particularly vulnerable to a job loss recession. Although the national economy stabilized during 2010, compared to the volatility experienced in 2008 and 2009, and 2011 experienced moderate job growth and a decline in the national unemployment rate, softness in the housing and real estate markets persists and unemployment levels remain elevated.

The allowance for loan losses decreased to $157.2 million at December 31, 2011, compared to $201.5 million at December 31, 2010. The allowance for loan losses reflects the levels and composition of our loan delinquencies and non-performing loans, our loss history, the size and composition of our loan portfolio and our evaluation of the housing and real estate markets and overall economy, including the unemployment rate. The provision for loan losses decreased to $37.0 million for the year ended December 31, 2011, compared to $115.0 million for the year ended December 31, 2010. The decreases in the allowance for loan losses and the provision for loan losses reflect the stabilizing trend in overall asset quality experienced in 2010 and into 2011, coupled with a decline in the loan portfolio over the same period. During the year ended December 31, 2011, we experienced improvements in both total delinquencies and non-performing loans, continuing the trend from 2010. Despite the improved credit metrics of the loan portfolio, including the decline in total loan delinquencies, we felt it prudent to maintain our allowance for loan losses coverage ratio at an elevated level in the face of a still uncertain economy and high unemployment along with prolonged softness in housing values. The allowance for loan losses as a percentage of total loans decreased to 1.18% at December 31, 2011, from 1.42% at

December 31, 2010. The allowance for loan losses as a percentage of non-performing loans decreased to 47.22% at December 31, 2011, from 51.57% at December 31, 2010. Total delinquencies decreased $62.4 million to $548.4 million at December 31, 2011, compared to $610.8 million at December 31, 2010, primarily due to a decrease in non-performing loans. Non-performing loans decreased $57.8 million to $332.9 million at December 31, 2011, from $390.7 million at December 31, 2010. The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages we apply to our non-performing loans are higher than the allowance coverage percentages applied to our performing loans. In determining our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral. To further enhance our non-performing loan analysis, during the quarter ended June 30, 2011, we began segmenting our non-performing loans by state and analyzing our historical loss experience and cure rates by state.

When analyzing our asset quality trends and coverage ratios, consideration is given to the accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio. Included in our non-performing loans are one-to-four family mortgage loans which are 180 days or more past due. We update our estimates of collateral values on one-to-four family mortgage loans which are 180 days past due and annually thereafter. If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its fair value less estimated selling costs. Therefore certain losses inherent in our non-performing one-to-four family mortgage loans are being recognized through a charge-off at 180 days of delinquency and annually thereafter. The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans. Therefore, when reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs is considered. At December 31, 2011, non-performing loans included one-to-four family mortgage loans which were 180 days or more past due totaling $256.4 million, net of $77.1 million in charge-offs related to such loans, which had a related allowance for loan losses totaling $7.7 million. At December 31, 2010, non-performing loans included one-to-four family mortgage loans which were 180 days or more past due totaling $257.4 million, net of $63.0 million in charge-offs related to such loans, which had a related allowance for loan losses totaling $9.0 million. Excluding these one-to-four family mortgage loans which were 180 days or more past due and their related allowance, our ratio of the allowance for loan losses to non-performing loans would be approximately 195% at December 31, 2011 and approximately 144% at December 31, 2010, which are non-GAAP financial measures, compared to the ratio of the allowance for loan losses to non-performing loans of approximately 47% at December 31, 2011 and approximately 52% at December 31, 2010. See “Asset Quality” for a reconciliation of these non-GAAP financial measures to the GAAP financial measures.

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio. We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time. Our 2011 fourth quarter analysis of loss severity on one-to-four family mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO) to the loan’s original principal balance, for the twelve months ended September 30, 2011, indicated an average loss severity of approximately 30%, compared to approximately 29% in our 2011 third quarter analysis and approximately 26% in our 2010 fourth quarter analysis. Our analysis in the 2011 fourth quarter primarily reviewed one-to-four family REO sales which occurred during the twelve months ended September 30, 2011 and included both full documentation and reduced documentation loans in a variety of states with varying years of origination. Our 2011 fourth quarter analysis of charge-offs on multi-family, commercial real estate and construction loans, primarily related to loan sales, during the twelve months ended September 30, 2011, indicated an average loss severity of approximately 28%, compared to approximately 29% in our 2011 third quarter analysis and approximately 35% in our 2010 fourth quarter analysis. We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses. However, the uniqueness of each multi-family, commercial real estate and construction loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses. We believe that using the loss experience of the past year (twelve months prior to the quarterly analysis) is reflective of the current economic and real estate environment. The ratio of the allowance for loan losses to non-performing loans was approximately 47% at December 31, 2011, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses.

Net loan charge-offs totaled $81.3 million, or sixty basis points of average loans outstanding, for the year ended December 31, 2011. This compares to net loan charge-offs of $107.6 million, or seventy basis points of average loans outstanding, for the year ended December 31, 2010. The decrease in net loan charge-offs for the year ended December 31, 2011, compared to the year ended December 31, 2010, was primarily due to a decrease of $17.6 million in net charge-offs on one-to-four family mortgage loans and a decrease of $7.0 million in net charge-offs on multi-family and commercial real estate mortgage loans. Our non-performing loans, which are comprised primarily of mortgage loans, decreased $57.8 million to $332.9 million, or 2.51% of total loans, at December 31, 2011, from $390.7 million, or 2.75% of total loans, at December 31, 2010. The decrease in non-performing loans was primarily due to a decrease of $24.4 million in non-performing one-to-four family mortgage loans and a decrease of $22.2 million in non-performing multi-family mortgage loans. We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans. If the sale and reclassification to held-for-sale of certain delinquent and non-performing mortgage loans, primarily multi-family and one-to-four family loans, during the year ended December 31, 2011 had not occurred, our non-performing loans would have been $60.9 million higher, which amount is gross of $21.6 million in net charge-offs taken on such loans.

We update our estimates of collateral value for non-performing multi-family, commercial real estate and construction mortgage loans with balances of $1.0 million or greater when the loans initially become non-performing and multi-family and commercial real estate loans modified in a troubled debt restructuring at the time of the modification. Annually thereafter, inspections of these properties are performed to monitor the collateral. We also update our estimates of collateral value for one-to-four family mortgage loans at 180 days or more delinquent and annually thereafter and certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral. We monitor property value trends in our market areas to determine what impact, if any, such trends may have on our loan-to-value ratios and the adequacy of the allowance for loan losses.

During the 2011 first quarter, total delinquencies decreased primarily due to a decrease in non-performing loans and early stage delinquencies, continuing the trend from 2010. Net loan charge-offs decreased slightly for the 2011 first quarter compared to the 2010 fourth quarter. The national unemployment rate decreased to 8.8% for March 2011 and there were modest job gains for the quarter totaling 478,000 at the time of our analysis. We continued to update our charge-off and loss analysis during the 2011 first quarter and modified our allowance coverage percentages accordingly. As a result of these factors, our allowance for loan losses decreased compared to December 31, 2010 and totaled $189.5 million at March 31, 2011 which resulted in a provision for loan losses of $7.0 million for the 2011 first quarter. During the 2011 second quarter, total delinquencies decreased due to a decrease in loans 60-89 days past due, partially offset by an increase in loans 30-59 days past due and a slight increase in non-performing loans. The unemployment rate increased to 9.2% for June 2011 and job gains decreased significantly from the first quarter and totaled 260,000 at the time of our analysis. Net loan charge-offs decreased for the 2011 second quarter compared to the 2011 first quarter. We continued to update our charge-off and loss analysis during the 2011 second quarter and modified our allowance coverage percentages accordingly. As a result of these factors, our allowance for loan losses decreased compared to March 31, 2011 and totaled $182.7 million at June 30, 2011 which resulted in a provision for loan losses of $10.0 million for the three months ended June 30, 2011 and $17.0 million for the six months ended June 30, 2011. During the 2011 third quarter, total delinquencies decreased due to a decrease in loans 30-59 days past due, partially offset by a slight increase in non-performing loans. The unemployment rate decreased slightly to 9.1% for September 2011 and there were job gains for the quarter totaling 287,000 at the time of our analysis. Net loan charge-offs decreased for the 2011 third quarter compared to the 2011 second quarter. We continued to update our charge-off and loss analysis during the 2011 third quarter and modified our allowance coverage percentages accordingly. As a result of these factors, our allowance for loan losses decreased compared to June 30, 2011 and totaled $178.4 million at September 30, 2011 which resulted in a provision for loan losses of $10.0 million for the three months ended September 30, 2011 and $27.0 million for the nine months ended September 30, 2011. During the 2011 fourth quarter, total delinquencies decreased primarily due to a decrease in non-performing loans, partially offset by an increase in early stage loan delinquencies (loans 30-89 days past due). Net loan charge-offs increased for the 2011 fourth quarter, compared to the 2011 third quarter, primarily due to charge-offs related to certain delinquent and non-performing loans transferred to held-for-sale and certain impaired multi-family and commercial real estate mortgage loans. The unemployment rate decreased to 8.5% for December 2011 and there were job gains for the quarter totaling 412,000 at the time of our analysis. We continued to update our charge-off and loss analysis during the 2011 fourth quarter and modified our allowance coverage percentages accordingly. As a result of these factors, our allowance for loan losses decreased compared to September 30, 2011 and totaled $157.2 million at December 31, 2011 which resulted in a provision for loan losses of $10.0 million for the 2011 fourth quarter and $37.0 million for the year ended December 31, 2011.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses. We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, delinquencies and non-accrual and non-performing loans, our loss history and the current economic environment. The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2011 and December 31, 2010.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies - Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality.”

Non-Interest Income

Non-interest income decreased $12.3 million to $68.9 million for the year ended December 31, 2011, from $81.2 million for the year ended December 31, 2010. This decrease was primarily due to decreases in other non-interest income, customer service fees and mortgage banking income, net, partially offset by an increase in income from BOLI.

Other non-interest income decreased $6.6 million to $5.0 million for the year ended December 31, 2011, from $11.6 million for the year ended December 31, 2010. This decrease was primarily due to a litigation settlement of $6.2 million recorded in the 2010 second quarter and net gain on sales of non-performing loans held-for-sale of $2.1 million recognized during the year ended December 31, 2010, partially offset by an asset impairment charge of $1.5 million recorded in 2010. We had been a party to an action entitled Astoria Federal Savings and Loan Association vs. United States (Goodwill Litigation), involving an assisted acquisition made in the early 1980’s and supervisory goodwill accounting utilized in connection therewith. On April 12, 2010, we entered into a final binding settlement with the U.S. Government in the amount of $6.2 million. On April 26, 2011, we sold an office building previously included in premises and equipment with a net carrying value of $14.6 million. The building is located in Lake Success, New York, and formerly housed our lending operations which were relocated in March 2008 to a leased facility in Mineola, New York. The proceeds from the sale of the building totaled $14.4 million. A loss of $253,000 was recognized in the 2011 second quarter. We recorded an impairment write-down on the building of $1.5 million during the year ended December 31, 2010.

Customer service fees decreased $5.1 million to $46.1 million for the year ended December 31, 2011, from $51.2 million for the year ended December 31, 2010, primarily due to a decreases in overdraft fees related to transaction accounts, ATM fees and commissions on sales of annuities. Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, decreased $1.8 million to $4.4 million for the year ended December 31, 2011, from $6.2 million for the year ended December 31, 2010. The decrease in mortgage banking income, net, was primarily due to a decrease in net gain on sales of loans, coupled with a provision recorded in the valuation allowance for the impairment of MSR for the year ended December 31, 2011, compared to a recovery for the year ended December 31, 2010. Income from BOLI increased $1.6 million to $10.3 million for the year ended December 31, 2011, from $8.7 million for the year ended December 31, 2010, primarily due to an increase in the crediting rate paid on our investment.

Non-Interest Expense

Non-interest expense increased $16.5 million to $301.4 million for the year ended December 31, 2011, from $284.9 million for the year ended December 31, 2010. The increase in non-interest expense was primarily due to increases in FDIC insurance premium expense, compensation and benefits expense and advertising expense, partially offset by a decrease in other non-interest expense. Our percentage of general and administrative expense to average assets increased to 1.73% for the year ended December 31, 2011, from 1.46% for the year ended December 31, 2010, due to the decrease in average assets, coupled with the increase in general and administrative expense in 2011 compared to 2010.

FDIC insurance premium expense increased $12.4 million to $38.1 million for the year ended December 31, 2011, from $25.7 million for the year ended December 31, 2010. On February 7, 2011, the FDIC adopted a final rule that redefined the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, rather than on deposit bases, as required by the Reform Act, and revised the risk-based assessment system for all large insured depository institutions effective April 1, 2011 and results in significantly higher FDIC insurance premium expense. For further discussion of the changes in FDIC insurance premiums, see Item 1, “Business – Regulation and Supervision,” and Item 1A, “Risk Factors.”

Compensation and benefits expense increased $9.6 million to $151.1 million for the year ended December 31, 2011, from $141.5 million for the year ended December 31, 2010. This increase was primarily due to increases in benefits expense, primarily ESOP related expense and pension and other postretirement benefits expense, salary expense and stock-based compensation, partially offset by a decrease in officer incentive accruals. Advertising expense increased $1.3 million to $7.8 million for the year ended December 31, 2011, from $6.5 million for the year ended December 31, 2010, due to additional marketing campaigns.

Other non-interest expense decreased $6.5 million to $39.2 million for the year ended December 31, 2011, from $45.7 million for the year ended December 31, 2010, primarily due to a litigation settlement of $7.9 million recorded in the 2010 second quarter, partially offset by an increase in REO related expenses. On June 29, 2010, we reached a settlement agreement in an action entitled David McAnaney and Carolyn McAnaney, individually and on behalf of all others similarly situated vs. Astoria Financial Corporation, et al. (McAnaney Litigation) in the amount of $7.9 million. We did not acknowledge any liability in the matter and further indicated that the settlement agreement is intended to resolve all claims arising from or related to the aforementioned case. REO related expense increased $1.8 million to $11.8 million for the year ended December 31, 2011, from $10.0 million for the year ended December 31, 2010.

In connection with the implementation of the Reform Act and our transition to the OCC as our primary banking regulator and the resultant enhanced scrutiny of larger institutions, we have decided to enhance various systems and add staff to keep up with the operational and regulatory burden associated with an institution of our size. In addition, non-interest expense has been impacted by higher FDIC insurance premium expense, benefits expense and the additional expenses associated with the resumption of multi-family and commercial real estate mortgage lending. In an effort to offset increases in our non-interest expense resulting from further investment in our growing business lines, we have begun a corporate wide review of all components of compensation and staffing levels for the purpose of identifying areas where we could potentially recognize cost savings and efficiencies. We have already instituted a salary freeze for executive and senior officers and the elimination of stock-based compensation awards for 2012. We are continuing to review our staffing levels and retirement benefit plans to identify additional savings. It is expected that these continued savings, which may be material to our financial condition and results of operations, will enable us to control or limit the overall increase in our non-interest expense.

Income Tax Expense

For the year ended December 31, 2011, income tax expense totaled $38.7 million, representing an effective tax rate of 36.5%, compared to $41.1 million, representing an effective tax rate of 35.8%, for the year ended December 31, 2010. The increase in the effective tax rate for the year ended December 31, 2011 primarily reflects increases in net nonfavorable permanent differences, primarily due to the increase in non-deductible ESOP expense, coupled with the decrease in pre-tax book income. For additional information regarding income taxes, see Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

Deposits decreased $1.21 billion to $11.60 billion at December 31, 2010, from $12.81 billion at December 31, 2009, due to decreases in certificates of deposit and Liquid CDs, partially offset by increases in savings, NOW and demand deposit and money market accounts. Certificates of deposit decreased $1.58 billion since December 31, 2009 to $6.31 billion at December 31, 2010. Liquid CDs decreased $242.8 million since December 31, 2009 to $468.7 million at December 31, 2010. Savings accounts increased $436.4 million since December 31, 2009 to $2.66 billion at December 31, 2010. NOW and demand deposit accounts increased $128.2 million since December 31, 2009 to $1.77 billion at December 31, 2010. Money market accounts increased $49.5 million since December 31, 2009 to $376.3 million at December 31, 2010. During the year ended December 31, 2010, we continued to allow high cost certificates of deposit to run off as total assets declined. The increases in low cost savings, NOW and demand deposit and money market accounts appear to reflect customer preference for the liquidity these types of deposits provide over the rates currently offered on longer term certificates of deposit.

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

Stockholders’ equity increased $33.2 million to $1.24 billion at December 31, 2010, from $1.21 billion at December 31, 2009. The increase in stockholders’ equity was due to net income of $73.7 million, the allocation of shares held by the ESOP of $11.6 million and stock-based compensation of $8.0 million. These increases were partially offset by dividends declared of $48.7 million and an increase in accumulated other comprehensive loss of $12.4 million. The increase in accumulated other comprehensive loss was primarily due to a decrease in the funded status of our defined benefit pension plans at December 31, 2010 compared to December 31, 2009.

Results of Operations

General

Net income for the year ended December 31, 2010 increased $46.0 million to $73.7 million, from $27.7 million for the year ended December 31, 2009. Diluted earnings per common share increased to $0.78 per share for the year ended December 31, 2010, from $0.30 per share for the year ended December 31, 2009. Return on average assets increased to 0.38% for the year ended December 31, 2010, from 0.13% for the year ended December 31, 2009. Return on average stockholders’ equity increased to 6.02% for the year ended December 31, 2010, from 2.31% for the year ended December 31, 2009. Return on average tangible stockholders’ equity increased to 7.09% for the year ended December 31, 2010, from 2.74% for the year ended December 31, 2009. The increase in the return on average assets for the year ended December 31, 2010, compared to the year ended December 31, 2009, was due to the increase in net income, coupled with the decrease in average assets. The increases in the returns on average stockholders’ equity and average tangible stockholders’ equity for the year ended December 31, 2010, compared to the year ended December 31, 2009, were primarily due to the increase in net income.

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

See Note 10 for further discussion of the Goodwill Litigation and McAnaney Litigation settlements and Note 1 for further discussion of the impairment and lower of cost or market write-down of premises and equipment in Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

Interest expense on certificates of deposit decreased $117.2 million to $176.1 million for the year ended December 31, 2010, from $293.3 million for the year ended December 31, 2009, due to a decrease in the average cost to 2.41% for the year ended December 31, 2010, from 3.41% for the year ended December 31, 2009, coupled with a decrease of $1.31 billion in the average balance. The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates. The decrease in the average balance of certificates of deposit was primarily the result of our reduced focus on certificates of deposit since the second half of 2009 in response to the acceleration of mortgage loan and securities repayments. During the year ended December 31, 2010, $6.89 billion of certificates of deposit with a weighted average rate of 2.27% and a weighted average maturity at inception of thirteen months matured and $5.21 billion of certificates of deposit were issued or repriced with a weighted average rate of 1.29% and a weighted average maturity at inception of eighteen months.

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

When analyzing our asset quality trends, consideration must be given to our accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio. Included in our non-performing loans are one-to-four family mortgage loans which are 180 days or more past due. Our primary federal banking regulator requires us to update our collateral values on one-to-four family mortgage loans which are 180 days past due. If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its fair value less estimated selling costs. Therefore, certain losses inherent in our non-performing one-to-four family mortgage loans are being recognized through a charge-off at 180 days of delinquency and annually thereafter. The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans. Therefore, when reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs is considered. At December 31, 2010, non-performing loans included one-to-four family mortgage loans which were 180 days or more past due totaling $257.4 million, net of $63.0 million in charge-offs related to such loans, which had a related allowance for loan losses totaling $9.0 million. Excluding one-to-four family mortgage loans which were 180 days or more past due at December 31, 2010 and their related allowance, the ratio of the allowance for loan losses to non-performing loans would be approximately 144%, which is a non-GAAP financial measure, compared to the ratio of the allowance for loan losses to non-performing loans of approximately 52% noted above. See “Asset Quality” for a reconciliation of this non-GAAP financial measure to the GAAP financial measure.

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

Other non-interest income increased $10.2 million to $11.6 million for the year ended December 31, 2010, from $1.4 million for the year ended December 31, 2009. This increase was primarily due to the $6.2 million Goodwill Litigation settlement payment we received in the 2010 second quarter, coupled with an increase in net gain on sales of non-performing loans held-for-sale and a reduction in lower of cost or market write-downs associated with such loans for the year ended December 31, 2010 compared to the year ended December 31, 2009. In addition, other non-interest income includes asset impairment charges totaling $1.5 million for the year ended December 31, 2010 and $1.6 million for the year ended December 31, 2009 related to an office building previously held-for-sale included in premises and equipment, net. See Note 10 for further information regarding the Goodwill Litigation settlement, Note 4 and Note 17 for further discussion of non-performing loans held-for-sale and the related lower of cost or market write-downs and Note 1 for further discussion of the asset impairment charges in Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

Non-Interest Expense

Non-interest expense increased $14.8 million to $284.9 million for the year ended December 31, 2010, from $270.1 million for the year ended December 31, 2009. The increase in non-interest expense was primarily due to increases in other non-interest expense, compensation and benefits expense and FDIC insurance premium expense, partially offset by the $9.9 million FDIC special assessment recorded in the 2009 second quarter. Our percentage of general and administrative expense to average assets increased to 1.46% for the year ended December 31, 2010, compared to 1.28% for the year ended December 31, 2009, due to the increase in general and administrative expense, coupled with the decrease in average assets in 2010 compared to 2009.

Other non-interest expense increased $13.2 million to $45.7 million for the year ended December 31, 2010, from $32.5 million for the year ended December 31, 2009, primarily due to the $7.9 million McAnaney Litigation settlement recorded in the 2010 second quarter, coupled with increases in REO related expense and legal fees. For further information regarding the McAnaney Litigation settlement, see Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” REO related expense increased $3.1 million to $10.0 million for the year ended December 31, 2010, from $6.9 million for the year ended December 31, 2009, reflecting the increase in the level of REO held during 2010 compared to 2009.

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

FDIC insurance premium expense increased $1.4 million to $25.7 million for the year ended December 31, 2010, from $24.3 million for the year ended December 31, 2009, reflecting the increases in our assessment rates during 2009 resulting from an FDIC restoration plan to increase the DIF. In addition, during the 2009 first quarter we utilized the remaining balance of our FDIC One-Time Assessment Credit to offset a portion of our deposit insurance assessment. The FDIC restoration plan included an increase in assessment rates for the 2009 first quarter with an additional increase beginning in the 2009 second quarter. Partially offsetting the increase in non-interest expense in 2010 is an emergency special assessment of five basis points on each FDIC-insured depository institution's assets minus its Tier 1 capital, as of June 30, 2009, that was imposed and collected on September 30, 2009. The special assessment increased our ratio of general and administrative expense to average assets by five basis points for the year ended December 31, 2009.

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

Asset Quality

The composition of our loan portfolio, by property type, has remained relatively consistent over the last several years. At December 31, 2011, our loan portfolio was comprised of 80% one-to-four family mortgage loans, 13% multi-family mortgage loans, 5% commercial real estate loans and 2% other loan categories. This compares to 77% one-to-four family mortgage loans, 16% multi-family mortgage loans, 5% commercial real estate loans and 2% other loan categories at December 31, 2010. Full documentation loans comprised 85% of our one-to-four family mortgage loan portfolio at December 31, 2011, compared to 84% at December 31, 2010, and comprised 88% of our total mortgage loan portfolio at December 31, 2011, compared to 87% at December 31, 2010.

The following table provides further details on the composition of our one-to-four family mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At December 31,
	2011		2010
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
One-to-four family:
Full documentation interest-only (1)	$2,695,940	25.53%	$3,811,762	35.12%
Full documentation amortizing	6,308,047	59.73	5,272,171	48.57
Reduced documentation interest-only (1)(2)	1,145,340	10.84	1,331,294	12.26
Reduced documentation amortizing (2)	412,212	3.90	439,834	4.05
Total one-to-four family	$10,561,539	100.00%	$10,855,061	100.00%

(1)

Includes interest-only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaling $2.50 billion at December 31, 2011 and $2.91 billion at December 31, 2010.

(2)	Includes SISA loans totaling $240.7 million at December 31, 2011 and $272.7 million at December 31, 2010.

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

Although FICO scores are considered as part of our underwriting process, they have not always been recorded on our mortgage loan system and are not available for all of the one-to-four family mortgage loans on our mortgage loan system. However, substantially all of our one-to-four family mortgage loans originated since March 2005 have FICO scores as of the loan origination date (original FICO scores), available on our mortgage loan system. At December 31, 2011, one-to-four family mortgage loans which had original FICO scores available on our mortgage loan system totaled $9.30 billion, or 88% of our total one-to-four family mortgage loan portfolio, of which $433.6 million, or 5%, had original FICO scores of 660 or below. At December 31, 2010, one-to-four family mortgage loans which had original FICO scores available on our mortgage loan system totaled $9.39 billion, or 86% of our total one-to-four family mortgage loan portfolio, of which $473.3 million, or 5%, had original FICO scores of 660 or below. Of our one-to-four family mortgage loans to borrowers with known original FICO scores of 660 or below, 71% are interest-only loans and 29% are amortizing loans at December 31, 2011 and 73% are interest-only loans and 27% are amortizing loans at December 31, 2010. In addition, 67% of our loans to borrowers with known original FICO scores of 660 or below were full documentation loans and 33% were reduced documentation loans at December 31, 2011 and at December 31, 2010. We believe the aforementioned loans, when originated, were amply collateralized and otherwise conformed to our prime lending standards and do not present a greater risk of loss or other asset quality risk relative to comparable loans in our portfolio to other borrowers with higher credit scores. We do not have original FICO scores recorded on our mortgage loan system for 12% of our one-to-four family mortgage loans at December 31, 2011 and 14% of our one-to-four family mortgage loans at December 31, 2010. Of our one-to-four family mortgage loans without an original FICO score available on our mortgage loan system, 75% are amortizing loans and 25% are interest-only loans at December 31, 2011 and 74% are amortizing loans and 26% are interest-only loans at December 31, 2010.

We recently enhanced the FICO score data on our mortgage loan system to record, when available, current FICO scores on our borrowers. At December 31, 2011, one-to-four family mortgage loans which had current FICO scores available on our mortgage loan system totaled $9.47 billion, or 90% of our total one-to-four family mortgage loan portfolio, of which $918.1 million, or 10%, had current FICO scores of 660 or below. Of our one-to-four family mortgage loans to borrowers with known current FICO scores of 660 or below, 63% are interest-only loans and 37% are amortizing loans at December 31, 2011. In addition, 62% of our loans to borrowers with known current FICO scores of 660 or below were full documentation loans and 38% were reduced documentation loans at December 31, 2011. At December 31, 2011, we do not have current FICO scores recorded on our mortgage loan system for 10% of our one-to-four family mortgage loans, of which 80% are amortizing loans and 20% are interest-only loans.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

	At December 31,
(Dollars in Thousands)	2011	2010	2009	2008	2007
Non-accrual delinquent mortgage loans	$326,627	$384,291	$403,148	$236,366	$66,126
Non-accrual delinquent consumer and other loans	6,068	5,574	4,824	2,221	1,476
Mortgage loans delinquent 90 days or more and still accruing interest (1)	162	845	600	33	474
Total non-performing loans (2)	332,857	390,710	408,572	238,620	68,076
REO, net (3)	48,059	63,782	46,220	25,481	9,115
Total non-performing assets	$380,916	$454,492	$454,792	$264,101	$77,191
Non-performing loans to total loans	2.51%	2.75%	2.59%	1.43%	0.42%
Non-performing loans to total assets	1.96	2.16	2.02	1.09	0.31
Non-performing assets to total assets	2.24	2.51	2.25	1.20	0.36

(1)	Consists primarily of loans delinquent 90 days or more as to their maturity date but not their interest due.
(2)	Excludes loans which have been modified in a troubled debt restructuring and are accruing and performing in accordance with the restructured terms for a satisfactory period of time, generally six months. Restructured accruing loans totaled $73.7 million at December 31, 2011, $49.2 million at December 31, 2010, $26.0 million at December 31, 2009, $1.1 million at December 31, 2008 and $1.2 million at December 31, 2007. Loans modified in a troubled debt restructuring included in non-performing loans totaled $18.8 million at December 31, 2011, $47.5 million at December 31, 2010, $57.2 million at December 31, 2009, $6.9 million at December 31, 2008 and $295,000 at December 31, 2007.
(3)	REO, substantially all of which are one-to-four family properties, is net of allowance for losses totaling $2.5 million at December 31, 2011, $1.5 million at December 31, 2010, $816,000 at December 31, 2009, $2.0 million at December 31, 2008 and $493,000 at December 31, 2007.

Total non-performing assets decreased $73.6 million to $380.9 million at December 31, 2011, from $454.5 million at December 31, 2010. This decrease was due to a decrease in non-performing loans, coupled with a decrease of $15.7 million in REO, net. Non-performing loans, the most significant component of non-performing assets, decreased $57.8 million to $332.9 million at December 31, 2011, from $390.7 million at December 31, 2010, primarily due to a decrease of $24.4 million in non-performing one-to-four family mortgage loans and a decrease of $22.2 million in non-performing multi-family mortgage loans. Non-performing one-to-four family mortgage loans reflect a greater concentration of non-performing reduced documentation loans. Reduced documentation loans represent only 15% of the one-to-four family mortgage loan portfolio, yet represent 52% of non-performing one-to-four family mortgage loans at December 31, 2011. The ratio of non-performing loans to total loans decreased to 2.51% at December 31, 2011, from 2.75% at December 31, 2010. The ratio of non-performing assets to total assets decreased to 2.24% at December 31, 2011, from 2.51% at December 31, 2010. The allowance for loan losses as a percentage of total loans decreased to 1.18% at December 31, 2011, from 1.42% at December 31, 2010. The allowance for loan losses as a percentage of total non-performing loans decreased to 47.22% at December 31, 2011, from 51.57% at December 31, 2010.

We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans. During the year ended December 31, 2011, we sold $26.4 million, net of charge-offs of $13.8 million, of delinquent and non-performing mortgage loans, primarily multi-family, one-to-four family and construction loans. In addition, included in loans held-for-sale, net, are delinquent and non-performing mortgage loans, primarily multi-family and commercial real estate loans, totaling $19.7 million, net of charge-offs of $11.4 million and a $63,000 lower of cost or market valuation allowance, at December 31, 2011 and $10.9 million, net of charge-offs of $5.2 million and a $169,000 lower of cost or market valuation allowance, at December 31, 2010. Such loans are excluded from non-performing loans, non-performing assets and related ratios. Assuming we did not sell or reclassify to held-for-sale any delinquent and non-performing loans during 2011, at December 31, 2011 our non-performing loans and non-performing assets would have been $60.9 million higher and our allowance for loan losses would have been $21.6 million higher. Additionally, the ratio of non-performing loans to total loans would have been 46 basis points higher, the ratio of non-performing assets to total assets would have been 36 basis points higher and the ratio of the allowance for loan losses to non-performing loans would have been 182 basis points lower.

The following table provides further details on the composition of our non-performing one-to-four family mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At December 31,
	2011		2010
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Non-performing one-to-four family:
Full documentation interest-only	$107,503	33.82%	$105,982	30.96%
Full documentation amortizing	43,937	13.82	45,720	13.36
Reduced documentation interest-only	131,301	41.31	157,464	46.00
Reduced documentation amortizing	35,126	11.05	33,149	9.68
Total non-performing one-to-four family	$317,867	100.00%	$342,315	100.00%

The following table provides details on the geographic composition of both our total and non-performing one-to-four family mortgage loans as of December 31, 2011.

	One-to-Four Family Mortgage Loans
	At December 31, 2011
(Dollars in Millions)	Total Loans	Percent of Total Loans	Total Non-Performing Loans	Percent of Total Non-Performing Loans	Non-Performing Loans as Percent of State Totals
State:
New York	$3,000.7	28.4%	$ 42.6	13.4%	1.42%
Illinois	1,246.1	11.8	46.2	14.5	3.71
Connecticut	1,099.3	10.4	33.0	10.4	3.00
Massachusetts	776.0	7.3	10.7	3.4	1.38
New Jersey	763.4	7.2	54.7	17.2	7.17
California	691.2	6.5	33.8	10.6	4.89
Virginia	634.8	6.0	12.4	3.9	1.95
Maryland	613.9	5.8	40.4	12.7	6.58
Washington	308.4	2.9	3.4	1.1	1.10
Texas	250.9	2.4	-	-	-
All other states (1) (2)	1,176.8	11.3	40.7	12.8	3.46
Total	$10,561.5	100.0%	$ 317.9	100.0%	3.01%

(1)     Includes 26 states and Washington, D.C.

(2)     Includes Florida with $195.9 million total loans, of which $22.6 million are non-performing loans.

At December 31, 2011, the geographic composition of our multi-family and commercial real estate mortgage loan portfolio was 94% in the New York metropolitan area, 3% in Florida, 1% in Pennsylvania and 2% in various other states and the geographic composition of non-performing multi-family and commercial real estate mortgage loans was 82% in the New York metropolitan area and 18% in Florida.

If all non-accrual loans at December 31, 2011, 2010 and 2009 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $19.3 million for the year ended December 31, 2011, $24.0 million for the year ended December 31, 2010 and $25.5 million for the year ended December 31, 2009. This compares to actual payments recorded as interest income, with respect to such loans, of $5.2 million for the year ended December 31, 2011, $8.8 million for the year ended December 31, 2010 and $9.8 million for the year ended December 31, 2009.

Loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $18.8 million at December 31, 2011 and $47.5 million at December 31, 2010. Excluded from non-performing assets are loans modified in a troubled debt restructuring that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to accrual status. Restructured accruing loans totaled $73.7 million at December 31, 2011 and $49.2 million at December 31, 2010. The decline in restructured non-accrual loans, and increase in restructured accruing loans, primarily reflects the migration of restructured loans from non-accrual to accrual status as borrowers complied with the terms of their restructure agreement for a satisfactory period of time.

In addition to non-performing loans, we had $195.8 million of potential problem loans at December 31, 2011, compared to $170.5 million at December 31, 2010. Such loans include loans which are 60-89 days delinquent as shown in the following table and certain other internally adversely classified loans.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated. Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
	Number		Number		Number
	of		of		of
(Dollars in Thousands)	Loans	Amount	Loans	Amount	Loans	Amount
At December 31, 2011:
Mortgage loans:
One-to-four family	357	$128,562	111	$31,253	1,027	$317,867
Multi-family	42	29,109	12	14,915	11	8,022
Commercial real estate	3	4,882	2	1,060	1	900
Consumer and other loans	94	4,187	33	1,587	54	6,068
Total delinquent loans	496	$166,740	158	$48,815	1,093	$332,857
Delinquent loans to total loans		1.26%		0.37%		2.51%

At December 31, 2010:
Mortgage loans:
One-to-four family	396	$125,103	135	$47,862	1,040	$342,315
Multi-family	40	33,627	7	6,056	30	30,195
Commercial real estate	8	2,925	-	-	3	6,529
Construction	-	-	-	-	3	6,097
Consumer and other loans	100	4,155	22	421	58	5,574
Total delinquent loans	544	$165,810	164	$54,339	1,134	$390,710
Delinquent loans to total loans		1.17%		0.38%		2.75%

At December 31, 2009:
Mortgage loans:
One-to-four family	431	$146,918	182	$62,522	936	$330,082
Multi-family	64	48,137	18	12,392	53	59,526
Commercial real estate	8	13,512	-	-	4	8,682
Construction	-	-	-	-	2	5,458
Consumer and other loans	136	4,327	39	1,400	61	4,824
Total delinquent loans	639	$212,894	239	$76,314	1,056	$408,572
Delinquent loans to total loans		1.35%		0.48%		2.59%

Allowance for Losses

The following table sets forth the changes in our allowance for loan losses for the periods indicated.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2011	2010	2009	2008	2007
Balance at beginning of year	$201,499	$194,049	$119,029	$78,946	$79,942
Provision charged to operations	37,000	115,000	200,000	69,000	2,500
Charge-offs:
One-to-four family	(64,834)	(84,537)	(83,713)	(17,973)	(1,407)
Multi-family	(20,107)	(26,902)	(34,363)	(9,249)	(73)
Commercial real estate	(4,138)	(6,970)	(2,666)	(190)	(243)
Construction	(2,053)	(2,256)	(10,361)	(1,484)	(1,454)
Consumer and other loans	(1,665)	(2,583)	(2,096)	(1,258)	(752)
Total charge-offs	(92,797)	(123,248)	(133,199)	(30,154)	(3,929)
Recoveries:
One-to-four family	10,844	12,957	6,956	911	72
Multi-family	7	1,867	1,036	9	-
Commercial real estate	-	725	81	-	197
Construction	495	-	16	113	-
Consumer and other loans	137	149	130	204	164
Total recoveries	11,483	15,698	8,219	1,237	433
Net charge-offs (1)	(81,314)	(107,550)	(124,980)	(28,917)	(3,496)
Balance at end of year	$157,185	$201,499	$194,049	$119,029	$78,946

Net charge-offs to average loans outstanding	0.60%	0.70%	0.77%	0.18%	0.02%
Allowance for loan losses to total loans	1.18	1.42	1.23	0.71	0.49
Allowance for loan losses to non-performing loans	47.22	51.57	47.49	49.88	115.97

(1)	Includes net charge-offs related to one-to-four family reduced documentation mortgage loans totaling $28.7 million, $39.6 million, $50.6 million, $11.0 million and $735,000 for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively, and net charge-offs related to certain delinquent and non-performing loans transferred to held-for-sale totaling $21.6 million, $26.1 million, $40.9 million, $1.9 million and $1.8 million for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

The following table sets forth the changes in our allowance for REO losses for the periods indicated.

	For the Year Ended December 31,
(In Thousands)	2011	2010	2009	2008	2007
Balance at beginning of year	$1,513	$816	$2,028	$493	$-
Provision charged to operations	4,039	2,805	1,297	2,695	493
Charge-offs	(3,248)	(2,369)	(4,943)	(1,583)	-
Recoveries	195	261	2,434	423	-
Balance at end of year	$2,499	$1,513	$816	$2,028	$493

The following table sets forth our allocation of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
(Dollars in Thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
One-to-four family	$105,991	80.02%	$125,524	76.77%	$113,288	75.88%	$71,082	74.42%	$41,400	72.51%
Multi-family	34,287	12.78	52,786	15.47	58,817	16.33	29,124	17.55	17,550	18.36
Commercial real estate	11,972	5.00	15,563	5.46	10,638	5.53	9,412	5.67	10,325	6.43
Construction	1,135	0.06	3,480	0.11	4,328	0.15	2,507	0.34	2,212	0.48
Consumer and other loans	3,800	2.14	4,146	2.19	6,978	2.11	6,904	2.02	7,459	2.22
Total allowance for loan losses	$157,185	100.00%	$201,499	100.00%	$194,049	100.00%	$119,029	100.00%	$78,946	100.00%

The decrease in the allowance for loan losses allocated to one-to-four family mortgage loans at December 31, 2011, compared to December 31, 2010, primarily reflects the decrease in and composition of our non-performing loans, loan delinquencies and net loan charge-offs, as well as the stabilizing trend in overall asset quality experienced in 2010 and into 2011. The decreases in the allowance for loan losses allocated to multi-family, commercial real estate and construction loans at December 31, 2011, compared to December 31, 2010, primarily reflect the decreases in non-performing loans, net loan charge-offs and the decline in the balances of these portfolios in 2011. The decrease in the allowance for loan losses allocated to consumer and other loans at December 31, 2011, compared to December 31, 2010, primarily reflects the decrease in this portfolio. The portion of the allowance for loan losses allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance for loan losses is available for losses applicable to the entire loan portfolio. The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2011, 2010, 2009, 2008, and 2007.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

As discussed in “Results of Operations – Provision for Loan Losses,” when analyzing our asset quality trends and coverage ratios, consideration is given to the accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio. Included in our non-performing loans are one-to-four family mortgage loans which are 180 days or more past due. We update our collateral values on one-to-four family mortgage loans which are 180 days past due and annually thereafter. If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its fair value less estimated selling costs. Therefore certain losses inherent in our non-performing one-to-four family mortgage loans are being recognized through a charge-off at 180 days of delinquency and annually thereafter. The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans. Therefore, when reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs is considered. We believe investors should be aware of the coverage ratio on non-performing loans after giving effect to those non-performing loans for which a charge-off has already been taken.

Following is a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures presented.

	At December 31,
(Dollars in Thousands)	2011	2010
Non-performing loans, as reported	$332,857	$390,710
One-to-four family mortgage loans 180 days or more delinquent	256,379	257,363
Adjusted non-performing loans	$76,478	$133,347

Total allowance for loan losses, as reported	$157,185	$201,499
Allowance for loan losses related to one-to-four family mortgage loans 180 days or more delinquent	7,684	9,045
Adjusted allowance for loan losses	$149,501	$192,454

Allowance for loan losses to non-performing loans, as reported	47.22%	51.57%
Adjusted allowance for loan losses to adjusted non-performing loans (excluding one-to-four family mortgage loans 180 days or more delinquent)	195.48	144.33

Impact of Recent Accounting Standards and Interpretations

In September 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-08 “Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment,” which provides entities with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test, currently required under GAAP, is unnecessary. However, if an entity concludes otherwise, then it is required to perform the impairment testing currently required under GAAP. The guidance in ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test and an entity may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 does not change current accounting guidance for testing other indefinite-lived intangible assets for impairment. The provisions of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Our adoption of ASU 2011-08 on January 1, 2012 did not have an impact on our financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) Presentation of Comprehensive Income,” which eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is one of three alternatives for presenting other comprehensive income and its components in financial statements under current GAAP. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The guidance in ASU 2011-05 does not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects or when an item of other comprehensive income must be reclassified to net income and does not affect how earnings per share is calculated or presented. In addition, ASU 2011-05 required that reclassification adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements in the statement(s) where the components of net income and the components of other comprehensive income are presented. However, in December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) Deferral of the

Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standard Update No. 2011-05,” which defers these presentation requirements to allow the FASB time to redeliberate whether changes should be made to the presentation requirements for reclassification adjustments out of accumulated other comprehensive income on the face of the financial statements for all periods presented. While the FASB redeliberates, entities should continue to report classifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. No other requirements in ASU 2011-05 are affected by ASU 2011-12. The guidance in ASU 2011-05, as amended by ASU 2011-12, is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. Since the provisions of ASU 2011-05 are presentation related only, our adoption of ASU 2011-05 on January 1, 2012 did not have an impact on our financial condition or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in ASU 2011-04 explain how to measure fair value, but do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting and result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. For many of the requirements of ASU 2011-04, the FASB does not intend for the ASU to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in ASU 2011-04 are to be applied prospectively and are effective, for public entities, during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Our adoption of ASU 2011-04 on January 1, 2012 did not have an impact on our financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements,” which removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion when determining whether a repurchase agreement (reverse repurchase agreement) should be accounted for as a sale or as a secured borrowing. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Our adoption of ASU 2011-03 on January 1, 2012 did not have an impact on our financial condition or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the primary component of our market risk is IRR. Net interest income is the primary component of our net income. Net interest income is the difference between the interest earned on our loans, securities and other interest-earning assets and the interest expense incurred on our deposits and borrowings. The yields, costs and volumes of loans, securities, deposits and borrowings are directly affected by the levels of and changes in market interest rates. Additionally, changes in interest rates also affect the related cash flows of our assets and liabilities as the option to prepay assets or withdraw liabilities remains with our customers, in most cases without penalty. The objective of our IRR management policy is to maintain an appropriate mix and level of assets, liabilities and off-balance sheet items to enable us to meet our earnings and/or growth objectives, while maintaining specified minimum capital levels as required by our primary banking regulator, in the case of Astoria Federal, and as established by our Board of Directors. We use a variety of analyses to monitor, control and adjust our asset and liability positions, primarily interest rate sensitivity gap analysis, or gap analysis, and net interest income sensitivity analysis. Additional IRR modeling is done by Astoria Federal in conformity with regulatory requirements. In conjunction with performing these analyses we also consider related factors including, but not limited to, our overall credit profile, non-interest income and non-interest expense. We do not enter into financial transactions or hold financial instruments for trading purposes.

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods. The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2011 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the underlying collateral is located, seasonal factors, demographic variables and the assumability of the underlying mortgages.

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

The Gap Table includes $1.95 billion of callable borrowings classified according to their maturity dates, primarily in the more than five years category, which are callable within one year and at various times thereafter. In addition, the Gap Table includes callable securities with an amortized cost of $57.9 million classified according to their maturity dates, in the more than five years category, which are callable within one year and at various times thereafter. The classification of callable borrowings and securities according to their maturity dates is based on our experience with, and expectations of, these types of instruments and the current interest rate environment.

As indicated in the Gap Table, our one-year cumulative gap at December 31, 2011 was positive 1.50% compared to positive 5.18% at December 31, 2010. The change in our one-year cumulative gap is primarily due to an increase in the balances of our savings and money market accounts and borrowings projected to mature or reprice within one year at December 31, 2011, compared to December 31, 2010, partially offset by the decline in the balance of Liquid CDs.

	At December 31, 2011
		More than	More than
		One Year	Three Years
	One Year	to	to	More than
(Dollars in Thousands)	or Less	Three Years	Five Years	Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$5,143,113	$4,052,289	$2,877,768	$547,551	$12,620,721
Consumer and other loans (1)	273,856	2,495	10	15	276,376
Interest-earning cash accounts	50,279	-	-	-	50,279
Securities available-for-sale	147,142	120,856	56,622	3,047	327,667
Securities held-to-maturity	689,481	659,265	455,013	301,627	2,105,386
FHLB-NY stock	-	-	-	131,667	131,667
Total interest-earning assets	6,303,871	4,834,905	3,389,413	983,907	15,512,096
Net unamortized purchase premiums and deferred costs (2)	40,917	32,202	22,425	6,388	101,932
Net interest-earning assets (3)	6,344,788	4,867,107	3,411,838	990,295	15,614,028
Interest-bearing liabilities:
Savings	523,959	542,333	542,333	1,142,090	2,750,715
Money market	641,437	223,588	223,588	25,791	1,114,404
NOW and demand deposit	101,404	202,764	202,764	1,354,556	1,861,488
Liquid CDs	263,809	-	-	-	263,809
Certificates of deposit	3,240,858	953,206	1,061,134	-	5,255,198
Borrowings, net	1,317,707	575,000	550,000	1,678,866	4,121,573
Total interest-bearing liabilities	6,089,174	2,496,891	2,579,819	4,201,303	15,367,187
Interest sensitivity gap	255,614	2,370,216	832,019	(3,211,008)	$246,841
Cumulative interest sensitivity gap	$255,614	$2,625,830	$3,457,849	$246,841

Cumulative interest sensitivity gap as a percentage of total assets	1.50%	15.43%	20.31%	1.45%
Cumulative net interest-earning assets as a percentage of interest- bearing liabilities	104.20%	130.58%	130.97%	101.61%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.
(2)	Net unamortized purchase premiums and deferred costs are prorated.
(3)	Includes securities available-for-sale at amortized cost.

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

We perform analyses of interest rate increases and decreases of up to 300 basis points although changes in interest rates of 200 basis points is a more common and reasonable scenario for analytical purposes. Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning January 1, 2012 would increase by approximately 2.08% from the base projection. At December 31, 2010, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2011 would have increased by approximately 5.04% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning January 1, 2012 would decrease by approximately 4.88% from the base projection. At December 31, 2010, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2011 would have decreased by approximately 5.24% from the base projection. The down 100 basis point scenarios include some limitations as well since certain indices, yields and costs are already below 1.00%.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time. Accordingly, although our net interest income sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis. These include income from BOLI and changes in the fair value of MSR. With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning January 1, 2012 would increase by approximately $5.1 million. Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning January 1, 2012 would decrease by approximately $2.2 million with respect to these items alone.

For information regarding our credit risk, see “Asset Quality,” in Item 7, “MD&A.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For our Consolidated Financial Statements, see the index on page 102.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Monte N. Redman, our President and Chief Executive Officer, and Frank E. Fusco, our Senior Executive Vice President, Treasurer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2011. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the

Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See page 103 for our Management Report on Internal Control Over Financial Reporting and page 104 for the related Report of Independent Registered Public Accounting Firm.

The Sarbanes-Oxley Act Section 302 Certifications regarding the quality of our public disclosures have been filed with the SEC as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers who are not directors of Astoria Financial Corporation is presented in the tables under the headings “Board Nominees, Directors and Executive Officers,” “Committees and Meetings of the Board” and “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 16, 2012, which will be filed with the SEC within 120 days from December 31, 2011, and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of our Board of Directors, including information regarding an audit committee financial expert serving on the audit committee, is presented under the heading “Committees and Meetings of the Board” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 16, 2012, which will be filed with the SEC within 120 days from December 31, 2011, and is incorporated herein by reference.

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

During the year ended December 31, 2011, there were no material changes to procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive (and director) compensation is included under the headings “Transactions with Certain Related Parties,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Option Exercises and Stock Vested Table,” “Pension Benefits Table,” “Other Potential Post-Employment Payments,” “Director Compensation,” including related narratives, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 16, 2012 which will be filed with the SEC within 120 days from December 31, 2011, and is incorporated herein by reference.

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

Information relating to security ownership of certain beneficial owners and management is included under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” and related narrative, in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 16, 2012, which will be filed with the SEC within 120 days from December 31, 2011, and is incorporated herein by reference.

The following table provides information as of December 31, 2011 with respect to compensation plans, including individual compensation arrangements, under which equity securities of Astoria Financial Corporation are authorized for issuance.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,837,653	$24.41	2,422,775

Equity compensation plans not approved by security holders	-	-	-
Total (2)	5,837,653	$24.41	2,422,775

(1)	Excluded is any employee benefit plan that is intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code, such as the Astoria Federal ESOP and the Astoria Federal Incentive Savings Plan. Also excluded are 1,858,408 shares of our common stock which represent unvested restricted stock awards made pursuant to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers of Astoria Financial Corporation, or the 2005 Employee Stock Plan, and 77,817 shares of our common stock which represent unvested restricted stock awards made pursuant to the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, or the 2007 Director Stock Plan, since such shares, while unvested, were issued and outstanding as of December 31, 2011. The only equity security issuable under the equity compensation plans referenced in the table is our common stock. The only equity compensation plans are stock option plans or arrangements which provide for the issuance of our common stock upon the exercise of options, the 2005 Employee Stock Plan which provides for the grant of equity settled stock appreciation rights and awards of restricted stock or equity settled restricted stock units and the 2007 Director Stock Plan which provides for awards of restricted stock. Of the number of securities to be issued and the number of securities remaining available for future issuance in the above table, 1,199,260 and 2,294,895, respectively, were authorized pursuant to the 2005 Employee Stock Plan and of the number of securities remaining available for future issuance in the above table, 127,880 were authorized pursuant to the 2007 Director Stock Plan.

(2)	Of the number of securities remaining available for future issuance, 2,294,895 were authorized pursuant to the 2005 Employee Stock Plan and 127,880 were authorized pursuant to the 2007 Director Stock Plan as of December 31, 2011. Both plans provide for automatic adjustments to outstanding options or grants upon certain changes in capitalization. In the event of any stock split, stock dividend or other event generally affecting the number of shares of our common stock held by each person who is then a record holder of our common stock, the number of shares covered by each outstanding option, grant or award and the number of shares available for grant under the plans shall be adjusted to account for such event.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is included under the headings “Transactions with Certain Related Persons,” “Compensation Committee Interlocks and Insider Participation” and “Director Independence” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 16, 2012, which will be filed with the SEC within 120 days from December 31, 2011, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services and the pre-approval of such services and fees is included under the headings “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees,” and in the related narrative, in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 16, 2012, which will be filed with the SEC within 120 days from December 31, 2011, and is incorporated herein by reference.

PART IV

 ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

See Index to Consolidated Financial Statements on page 102.

     2. Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, “Financial Statements and Supplementary Data.”

(b)           Exhibits

See Index of Exhibits on page 155.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

/s/	Monte N. Redman	Date:	February 28, 2012
Monte N. Redman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	NAME	DATE

/s/	George L. Engelke, Jr.	February 28, 2012
George L. Engelke, Jr.
Chairman

/s/	Monte N. Redman	February 28, 2012
Monte N. Redman
President, Chief Executive Officer and Director

/s/	Frank E. Fusco	February 28, 2012
Frank E. Fusco
Senior Executive Vice President, Treasurer and
Chief Financial Officer

/s/	Gerard C. Keegan	February 28, 2012
Gerard C. Keegan
Vice Chairman, Senior Executive Vice President,
Chief Operating Officer and Director

/s/	John J. Conefry, Jr.	February 28, 2012
John J. Conefry, Jr.
Vice Chairman and Director

/s/	John R. Chrin	February 28, 2012
John R. Chrin
Director

/s/	Denis J. Connors	February 28, 2012
Denis J. Connors
Director

/s/	Brian M. Leeney	February 28, 2012
Brian M. Leeney
Director

/s/	Ralph F. Palleschi	February 28, 2012
Ralph F. Palleschi
Director

/s/	Thomas V. Powderly	February 28, 2012
Thomas V. Powderly
Director

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

102

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

Astoria Financial Corporation management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, the company’s internal control over financial reporting is effective based on those criteria.

Astoria Financial Corporation’s independent registered public accounting firm has issued an audit report on the effectiveness of the company’s internal control over financial reporting as of December 31, 2011. This report appears on page 104.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Astoria Financial Corporation:

We have audited the internal control over financial reporting of Astoria Financial Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Astoria Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astoria Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 28, 2012

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
(In Thousands, Except Share Data)	2011	2010

ASSETS:
Cash and due from banks	$132,704	$67,476
Repurchase agreements	-	51,540
Available-for-sale securities:
Encumbered	268,725	516,540
Unencumbered	75,462	45,413
Total available-for-sale securities	344,187	561,953
Held-to-maturity securities, fair value of $2,176,925 and $2,042,110, respectively:
Encumbered	1,601,003	1,817,431
Unencumbered	529,801	186,353
Total held-to-maturity securities	2,130,804	2,003,784
Federal Home Loan Bank of New York stock, at cost	131,667	149,174
Loans held-for-sale, net	32,394	44,870
Loans receivable	13,274,604	14,223,047
Allowance for loan losses	(157,185)	(201,499)
Loans receivable, net	13,117,419	14,021,548
Mortgage servicing rights, net	8,136	9,204
Accrued interest receivable	46,528	55,492
Premises and equipment, net	119,946	133,362
Goodwill	185,151	185,151
Bank owned life insurance	409,637	410,418
Real estate owned, net	48,059	63,782
Other assets	315,423	331,515
Total assets	$17,022,055	$18,089,269

LIABILITIES:
Deposits	$11,245,614	$11,599,000
Reverse repurchase agreements	1,700,000	2,100,000
Federal Home Loan Bank of New York advances	2,043,000	2,391,000
Other borrowings, net	378,573	378,204
Mortgage escrow funds	110,841	109,374
Accrued expenses and other liabilities	292,829	269,911
Total liabilities	15,770,857	16,847,489

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value (5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, $.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 98,537,715 and 97,877,469 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	875,395	864,744
Retained earnings	1,861,592	1,848,095
Treasury stock (67,957,173 and 68,617,419 shares, at cost, respectively)	(1,404,311)	(1,417,956)
Accumulated other comprehensive loss	(75,661)	(42,161)
Unallocated common stock held by ESOP (2,042,367 and 3,441,130 shares, respectively)	(7,482)	(12,607)
Total stockholders' equity	1,251,198	1,241,780
Total liabilities and stockholders' equity	$17,022,055	$18,089,269

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In Thousands, Except Share Data)	2011	2010	2009
Interest income:
One-to-four family mortgage loans	$433,951	$529,319	$609,724
Multi-family, commercial real estate and construction mortgage loans	162,433	196,541	217,480
Consumer and other loans	9,889	10,572	10,882
Mortgage-backed and other securities	82,055	109,206	149,655
Repurchase agreements and interest-earning cash accounts	237	390	448
Federal Home Loan Bank of New York stock	6,683	9,271	9,352
Total interest income	695,248	855,299	997,541
Interest expense:
Deposits	138,049	191,015	315,371
Borrowings	181,773	230,717	253,401
Total interest expense	319,822	421,732	568,772
Net interest income	375,426	433,567	428,769
Provision for loan losses	37,000	115,000	200,000
Net interest income after provision for loan losses	338,426	318,567	228,769
Non-interest income:
Customer service fees	46,135	51,229	57,887
Other loan fees	3,160	3,452	3,918
Gain on sales of securities	-	-	7,426
Other-than-temporary impairment write-down of securities	-	-	(5,300)
Mortgage banking income, net	4,413	6,222	5,567
Income from bank owned life insurance	10,257	8,683	8,950
Other	4,950	11,602	1,353
Total non-interest income	68,915	81,188	79,801
Non-interest expense:
General and administrative:
Compensation and benefits	151,149	141,539	133,318
Occupancy, equipment and systems	65,182	65,498	64,685
Federal deposit insurance premiums	38,083	25,728	24,300
Federal deposit insurance special assessment	-	-	9,851
Advertising	7,842	6,466	5,404
Other	39,161	45,687	32,498
Total non-interest expense	301,417	284,918	270,056
Income before income tax expense	105,924	114,837	38,514
Income tax expense	38,715	41,103	10,830
Net income	$67,209	$73,734	$27,684
Basic earnings per common share	$0.70	$0.78	$0.30
Diluted earnings per common share	$0.70	$0.78	$0.30
Basic weighted average common shares	93,253,928	91,776,907	90,593,060
Diluted weighted average common and common equivalent shares	93,253,928	91,776,941	90,602,189

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

						Accumulated	Unallocated
			Additional			Other	Common
		Common	Paid-in	Retained	Treasury	Comprehensive	Stock Held
(In Thousands, Except Share Data)	Total	Stock	Capital	Earnings	Stock	Loss	by ESOP

Balance at December 31, 2008	$1,181,769	$1,665	$856,021	$1,864,257	$(1,459,211)	$(61,865)	$(19,098)

Comprehensive income:
Net income	27,684	-	-	27,684	-	-	-
Other comprehensive income, net of tax	32,086	-	-	-	-	32,086	-
Comprehensive income	59,770
Dividends on common stock ($0.52 per share)	(47,758)	-	-	(47,758)	-	-	-
Restricted stock grants (1,174,232 shares)	-	-	(9,629)	(14,636)	24,265	-	-
Forfeitures of restricted stock (22,990 shares)	-	-	359	115	(474)	-	-
Exercise of stock options (51,233 shares issued)	578	-	-	(480)	1,058	-	-
Stock-based compensation	5,795	-	5,778	17	-	-	-
Net tax benefit shortfall from stock-based compensation	(402)	-	(402)	-	-	-	-
Allocation of ESOP stock	8,862	-	5,535	-	-	-	3,327
Balance at December 31, 2009	1,208,614	1,665	857,662	1,829,199	(1,434,362)	(29,779)	(15,771)

Comprehensive income:
Net income	73,734	-	-	73,734	-	-	-
Other comprehensive loss, net of tax	(12,382)	-	-	-	-	(12,382)	-
Comprehensive income	61,352
Dividends on common stock ($0.52 per share)	(48,692)	-	-	(48,692)	-	-	-
Restricted stock grants (806,428 shares)	-	-	(10,484)	(6,181)	16,665	-	-
Forfeitures of restricted stock (24,566 shares)	-	-	360	147	(507)	-	-
Exercise of stock options (12,000 shares issued)	112	-	-	(136)	248	-	-
Stock-based compensation	8,003	-	7,979	24	-	-	-
Net tax benefit excess from stock-based compensation	776	-	776	-	-	-	-
Allocation of ESOP stock	11,615	-	8,451	-	-	-	3,164
Balance at December 31, 2010	1,241,780	1,665	864,744	1,848,095	(1,417,956)	(42,161)	(12,607)

Comprehensive income:
Net income	67,209	-	-	67,209	-	-	-
Other comprehensive loss, net of tax	(33,500)	-	-	-	-	(33,500)	-
Comprehensive income	33,709
Dividends on common stock ($0.52 per share)	(49,435)	-	-	(49,435)	-	-	-
Restricted stock grants (685,650 shares)	-	-	(9,698)	(4,471)	14,169	-	-
Forfeitures of restricted stock (25,404 shares)	-	-	357	167	(524)	-	-
Stock-based compensation	9,035	-	9,008	27	-	-	-
Net tax benefit shortfall from stock-based compensation	(263)	-	(263)	-	-	-	-
Allocation of ESOP stock	16,372	-	11,247	-	-	-	5,125
Balance at December 31, 2011	$1,251,198	$1,665	$875,395	$1,861,592	$(1,404,311)	$(75,661)	$(7,482)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In Thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$67,209	$73,734	$27,684
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on loans	28,810	34,060	33,473
Net amortization (accretion) on securities and borrowings	8,288	2,976	(1,601)
Net provision for loan and real estate losses	41,039	117,805	201,297
Depreciation and amortization	11,684	11,286	11,003
Net gain on sales of loans and securities	(3,681)	(6,971)	(14,142)
Net loss (gain) on dispositions of premises and equipment	312	(134)	(10)
Other-than-temporary impairment write-down of securities	-	-	5,300
Other asset impairment charges	444	1,688	3,864
Originations of loans held-for-sale	(196,060)	(289,817)	(412,400)
Proceeds from sales and principal repayments of loans held-for-sale	218,969	287,609	391,427
Stock-based compensation and allocation of ESOP stock	25,407	19,618	14,657
Decrease in accrued interest receivable	8,964	10,629	13,468
Mortgage servicing rights amortization and valuation allowance adjustments, net	3,398	2,747	3,920
Bank owned life insurance income and insurance proceeds received, net	781	(8,683)	(455)
Decrease (increase) in other assets	36,057	(3,157)	(139,728)
(Decrease) increase in accrued expenses and other liabilities	(23,928)	11,961	30,519
Net cash provided by operating activities	227,693	265,351	168,276
Cash flows from investing activities:
Originations of loans receivable	(2,651,863)	(2,545,265)	(2,904,338)
Loan purchases through third parties	(1,118,921)	(442,525)	(393,558)
Principal payments on loans receivable	4,495,679	4,240,668	3,938,111
Proceeds from sales of delinquent and non-performing loans	26,408	53,667	52,505
Purchases of securities held-to-maturity	(967,803)	(958,529)	(706,630)
Principal payments on securities held-to-maturity	832,886	1,269,765	1,036,933
Principal payments on securities available-for-sale	213,295	298,208	357,515
Proceeds from sales of securities available-for-sale	-	-	211,553
Net redemptions of Federal Home Loan Bank of New York stock	17,507	29,755	32,971
Proceeds from sales of real estate owned, net	87,004	81,023	49,785
Purchases of premises and equipment	(12,976)	(10,093)	(8,984)
Proceeds from sales of premises and equipment	14,396	125	26
Net cash provided by investing activities	935,612	2,016,799	1,665,889
Cash flows from financing activities:
Net decrease in deposits	(353,386)	(1,213,238)	(667,686)
Net increase (decrease) in borrowings with original terms of three months or less	168,000	(84,000)	(723,000)
Proceeds from borrowings with original terms greater than three months	200,000	525,000	235,000
Repayments of borrowings with original terms greater than three months	(1,116,000)	(1,450,000)	(600,000)
Net increase (decrease) in mortgage escrow funds	1,467	(4,662)	(19,620)
Cash dividends paid to stockholders	(49,435)	(48,692)	(47,758)
Cash received for options exercised	-	112	578
Net tax benefit (shortfall) excess from stock-based compensation	(263)	776	(402)
Net cash used in financing activities	(1,149,617)	(2,274,704)	(1,822,888)
Net increase in cash and cash equivalents	13,688	7,446	11,277
Cash and cash equivalents at beginning of year	119,016	111,570	100,293
Cash and cash equivalents at end of year	$132,704	$119,016	$111,570

Supplemental disclosures:
Interest paid	$322,225	$424,321	$568,025
Income taxes paid	$40,420	$49,736	$60,335
Additions to real estate owned	$75,320	$101,390	$71,821
Loans transferred to held-for-sale	$36,482	$61,843	$60,646

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimate of our allowance for loan losses, the valuation of mortgage servicing rights, or MSR, judgments regarding goodwill and securities impairment and the estimates related to our pension plans and other postretirement benefits are particularly critical because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions and estimates about highly uncertain matters. Actual results may differ from our estimates and assumptions. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Past maturity certificates of deposit which do not have automatic renewal provisions and earn interest at the savings account rate upon maturity have been reclassified from certificate of deposit accounts to savings accounts.

(b)    Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and repurchase agreements with original maturities of three months or less. Astoria Federal is required by the Federal Reserve System to maintain cash reserves equal to a percentage of certain deposits. The reserve requirement totaled $33.0 million at December 31, 2011 and $36.0 million at December 31, 2010.

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

(d)    Securities

Securities are classified as held-to-maturity, available-for-sale or trading. Management determines the appropriate classification of securities at the time of acquisition. Our available-for-sale securities portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Premiums and discounts are recognized as adjustments to interest income using the interest method over the remaining period to

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

contractual maturity, adjusted for prepayments. Gains and losses on the sale of all securities are determined using the specific identification method and are reflected in earnings when realized. For the years ended December 31, 2011, 2010 and 2009, we did not maintain a trading securities portfolio. We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.

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

(f)    Loans Held-for-Sale

Loans held-for-sale, net, includes fifteen and thirty year fixed rate one-to-four family mortgage loans originated for sale that conform to government-sponsored enterprise, or GSE, guidelines (conforming loans), as well as certain delinquent and non-performing mortgage loans.

Generally, we originate fifteen and thirty year conforming fixed rate one-to-four family mortgage loans for sale to various GSEs or other investors on a servicing released or retained basis. The sale of such loans is generally arranged through a master commitment on a mandatory delivery or best efforts basis. Loans held-for-sale are carried at the lower of cost or estimated fair value, as determined on an aggregate basis. Net unrealized losses, if any, are recognized in a valuation allowance through charges to earnings. Premiums and discounts and origination fees and costs on loans held-for-sale are deferred and recognized as a component of the gain or loss on sale. Gains and losses on sales of loans held-for-sale are included in mortgage banking income, net, recognized on settlement dates and are determined by the difference between the sale proceeds and the carrying value of the loans. These transactions are accounted for as sales based on our satisfaction of the criteria for such accounting which provide that, as transferor, we have surrendered control over the loans.

Upon our decision to sell certain delinquent and non-performing mortgage loans held in portfolio, we reclassify them to held-for-sale at the lower of cost or fair value, less estimated selling costs. Reductions in carrying values are reflected as a write-down of the recorded investment in the loans resulting in a new cost basis, with credit-related losses charged to the allowance for loan losses. Such loans are assessed for impairment based on fair value at each reporting date. Lower of cost or market write-downs, if any, are recognized in a valuation allowance through charges to earnings. Increases in the fair value of non-performing loans held-for-sale are recognized only up to the amount of the previously recognized valuation allowances. Lower of cost or market write-downs and recoveries are included in other non-interest income along with gains and losses recognized on sales of such loans. Our delinquent and non-performing loans are sold without recourse and we do not provide financing.

(g)    Loans Receivable and Allowance for Loan Losses

Loans receivable are carried at the unpaid principal balances, net of unamortized premiums and discounts and deferred loan origination costs and fees, which are recognized as yield adjustments using the interest method. We amortize these amounts over the contractual life of the related loans, adjusted for prepayments.

Our loans receivable represent our financing receivables. We have segmented our loan portfolio between mortgage loans and consumer and other loans and further segmented our mortgage loan portfolio by property type for purposes of providing disaggregated information about the credit quality of our loans receivable and allowance for loan losses. Classes within our one-to-four family mortgage loan portfolio consist of full documentation, interest-only and amortizing, and reduced documentation, interest-only and amortizing, loans. Classes within our consumer

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

and other loan portfolio consist of home equity lines of credit and all other consumer and other loans. Our multi-family, commercial real estate and construction mortgage loan portfolios each consist of a single class. The credit quality indicator for one-to-four family mortgage loans and consumer and other loans is the payment activity on the loans, segregated between performing and non-performing loans. For multi-family, commercial real estate and construction loans, the credit quality indicator is based on whether or not a loan was classified as a result of our individual loan reviews and the asset classification process.

The allowance for loan losses is established and maintained through a provision for loan losses based on our evaluation of the probable inherent losses in our loan portfolio. The allowance is increased by the provision for loan losses charged to earnings and is decreased by loan charge-offs, net of recoveries. Pursuant to our policy, loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible, or, in the case of one-to-four family mortgage loans at 180 days past due and annually thereafter and for impaired multi-family and commercial real estate mortgage loans, for the portion of the recorded investment in the loan in excess of the estimated fair value of the underlying collateral less estimated selling costs. We evaluate the adequacy of our allowance on a quarterly basis. The allowance is comprised of both valuation allowances related to individual loans and general valuation allowances, although the total allowance for loan losses is available for losses applicable to the entire loan portfolio.

Valuation allowances on particular loans are established in connection with individual loan reviews and the asset classification process. We evaluate loans individually for impairment in connection with this process. In addition, one-to-four family mortgage loans are individually evaluated for impairment at 180 days delinquent and annually thereafter. All other loans are collectively evaluated for impairment. Loans we individually classify as impaired include multi-family, commercial real estate and construction mortgage loans with balances of $1.0 million or greater which have been classified by our Asset Classification Committee as either substandard-2, substandard-3 or doubtful, loans modified in a troubled debt restructuring and mortgage loans where a portion of the outstanding principal has been charged-off. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The primary considerations in establishing individual valuation allowances are the current estimated value of a loan’s underlying collateral and the loan’s payment history. We update our estimates of collateral value for loans meeting certain criteria. For one-to-four family mortgage loans, updated estimates of collateral value are obtained primarily through automated valuation models. For multi-family and commercial real estate properties, we estimate collateral value through appraisals or internal cash flow analyses, when current financial information is available, coupled with, in most cases, an inspection of the property. We also consider various current and anticipated economic and regulatory conditions in determining our individual valuation allowances.

General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities which, unlike individual valuation allowances, have not been allocated to particular loans. The determination of the adequacy of the general valuation allowance takes into consideration a variety of factors. We consider our historical loss experience, the size, composition, risk profile and delinquency levels of our loan portfolio, as well as our credit administration and asset management procedures. We also monitor property value trends in our market areas in order to determine what impact, if any, such trends may have on the level of our general valuation allowances. In addition, we evaluate and consider the impact that current and anticipated economic and market conditions may have on the loan portfolio, our asset quality ratios and known and inherent risks in the portfolio. After evaluating these variables, we determine appropriate allowance coverage percentages for each of our loan portfolio segments and the appropriate level of our allowance for loan losses.

The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2011 and 2010. Actual results could differ from our estimates as a result of changes in economic or market conditions. Changes in estimates could result in a material change in the allowance for loan losses. While we believe that the allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, future adjustments may be necessary if portfolio performance or economic or market conditions differ substantially from the conditions that existed at the time of the initial determinations.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

We may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms generally for a period of six months. Modifications as a result of a troubled debt restructuring may include, but are not limited to, interest rate modifications, payment deferrals, restructuring of payments to interest-only from amortizing and/or extensions of maturity dates. Generally, loans modified in a troubled debt restructuring are individually classified as impaired and a charge-off is recorded for the portion of the recorded investment in the loan in excess of the present value of the discounted cash flows of the modified loan or the estimated fair value of the underlying collateral less estimated selling costs for collateral dependent loans. Loans modified in a troubled debt restructuring which have complied with the terms of their restructure agreement for a satisfactory period of time are excluded from non-performing assets.

On July 1, 2011, we adopted the guidance in Accounting Standards Update, or ASU, 2011-02, “Receivables (Topic 310) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” which clarifies the guidance on a creditor’s evaluation of whether it has granted a concession in a debt restructuring and whether the debtor is experiencing financial difficulties in evaluating whether the debt restructuring constitutes a troubled debt restructuring. As a result of applying this guidance retrospectively to January 1, 2011, as required by the guidance, we did not identify receivables that were newly considered impaired. In addition, ASU 2011-02 requires the disclosure of the information required by ASU 2010-20, “Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which we adopted effective December 31, 2010, relative to modifications of financing receivables for interim and annual periods beginning on or after June 15, 2011. Our adoption of ASU 2011-02 did not have an impact on our financial condition or results of operations.

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

Land is carried at cost. Buildings and improvements, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization totaling $175.1 million at December 31, 2011 and $173.5 million at December 31, 2010. Buildings and improvements and furniture, fixtures and equipment are

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the related leases or the estimated useful lives of the improved property.

On April 26, 2011, we sold an office building previously included in premises and equipment with a net carrying value of $14.6 million. The building is located in Lake Success, New York, and formerly housed our lending operations which were relocated in March 2008 to a leased facility in Mineola, New York. The proceeds from the sale of the building totaled $14.4 million. A loss of $253,000, included in other non-interest income in the consolidated statement of income, was recognized in the 2011 second quarter. We recorded an impairment write-down on the building of $1.5 million during the year ended December 31, 2010 and a lower of cost or market write-down of $1.6 million during the year ended December 31, 2009. Impairment and lower of cost or market write-downs on premises and equipment are included in other non-interest income in the consolidated statements of income.

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

At December 31, 2011, the carrying amount of our goodwill totaled $185.2 million. On September 30, 2011, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

(k)    Bank Owned Life Insurance

Bank owned life insurance, or BOLI, is carried at the amount that could be realized under our life insurance contract as of the date of the statement of financial condition and is classified as a non-interest earning asset. Increases in the carrying value are recorded as non-interest income and insurance proceeds received are recorded as a reduction of the carrying value. The carrying value consists of cash surrender value of $389.9 million at December 31, 2011 and $384.7 million at December 31, 2010, claims stabilization reserve of $19.7 million at December 31, 2011 and $25.5 million at December 31, 2010 and deferred acquisition costs of $4,000 at December 31, 2011 and $211,000 at December 31, 2010. Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) and the deferred acquisition costs (costs incurred by the insurance carrier for the policy issuance) is guaranteed by the insurance carrier provided that certain conditions are met at the date of a contract surrender. We satisfied these conditions at December 31, 2011 and 2010.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(l)    Real Estate Owned

Real estate owned, or REO, represents real estate acquired through foreclosure or by deed in lieu of foreclosure and is initially recorded at the lower of cost or fair value, less estimated selling costs. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Thereafter, we maintain an allowance for losses, representing decreases in the properties’ estimated fair value, through charges to earnings. Such charges are included in other non-interest expense along with any additional property maintenance and protection expenses incurred in owning the property. REO is reported net of an allowance for losses of $2.5 million at December 31, 2011 and $1.5 million at December 31, 2010.

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

(n)    Derivative Instruments

As part of our interest rate risk management, we may utilize, from time-to-time, derivative instruments which are recorded as either assets or liabilities in the consolidated statements of financial condition at fair value. Changes in the fair values of derivatives are reported in our results of operations or other comprehensive income/loss depending on the use of the derivative and whether it qualifies for hedge accounting. We may also enter into derivative instruments with no hedging designation. Changes in the fair values of these derivatives are recognized currently in our results of operations, generally in other non-interest expense. We do not use derivatives for trading purposes.

(o)    Income Taxes

We use the asset and liability method to provide for income taxes on all transactions recorded in the consolidated financial statements. Income tax expense consists of income taxes that are currently payable and deferred income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates, applicable to future years, to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. We assess our deferred tax assets and establish a valuation allowance if realization of a deferred asset is not considered to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. Certain tax benefits attributable to stock options and restricted stock, including the tax benefit related to dividends paid on unvested restricted stock awards, are credited to additional paid-in-capital. We maintain a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty and evaluate each of our tax positions and strategies to determine whether the reserve continues to be appropriate. Accruals of interest and penalties related to unrecognized tax benefits are recognized in income tax expense.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

We recognize the overfunded or underfunded status of our defined benefit pension plans and other postretirement benefit plan, which is measured as the difference between plan assets at fair value and the benefit obligation at the measurement date, in other assets or other liabilities in our consolidated statements of financial condition. Changes in the funded status are recognized through comprehensive income/loss in the year in which the changes occur.

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

(r)    Stock Incentive Plans

We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of awards. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period which is the earlier of the awards’ stated vesting date or the employees’ or non-employee directors’ retirement eligibility date for awards that have accelerated vesting provisions upon retirement. For awards which have performance-based conditions, recognition of stock-based compensation expense begins when the achievement of the performance conditions is probable. The fair value of restricted stock awards is based on the closing market value as reported on the New York Stock Exchange on the grant date.

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

(t)    Impact of Recent Accounting Standards and Interpretations

In September 2011, the Financial Accounting Standards Board, or FASB, issued ASU 2011-08 “Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment,” which provides entities with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

reporting unit is less than its carrying amount, then performing the two-step impairment test, currently required under GAAP, is unnecessary. However, if an entity concludes otherwise, then it is required to perform the impairment testing currently required under GAAP. The guidance in ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test and an entity may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 does not change current accounting guidance for testing other indefinite-lived intangible assets for impairment. The provisions of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Our adoption of ASU 2011-08 on January 1, 2012 did not have an impact on our financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) Presentation of Comprehensive Income,” which eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is one of three alternatives for presenting other comprehensive income and its components in financial statements under current GAAP. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The guidance in ASU 2011-05 does not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects or when an item of other comprehensive income must be reclassified to net income and does not affect how earnings per share is calculated or presented. In addition, ASU 2011-05 required that reclassification adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements in the statement(s) where the components of net income and the components of other comprehensive income are presented. However, in December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standard Update No. 2011-05,” which defers these presentation requirements to allow the FASB time to redeliberate whether changes should be made to the presentation requirements for reclassification adjustments out of accumulated other comprehensive income on the face of the financial statements for all periods presented. While the FASB redeliberates, entities should continue to report classifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. No other requirements in ASU 2011-05 are affected by ASU 2011-12. The guidance in ASU 2011-05, as amended by ASU 2011-12, is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. Since the provisions of ASU 2011-05 are presentation related only, our adoption of ASU 2011-05 on January 1, 2012 did not have an impact on our financial condition or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in ASU 2011-04 explain how to measure fair value, but do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting and result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. For many of the requirements of ASU 2011-04, the FASB does not intend for the ASU to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in ASU 2011-04 are to be applied prospectively and are effective, for public entities, during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Our adoption of ASU 2011-04 on January 1, 2012 did not have an impact on our financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements,” which removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion when determining whether a repurchase agreement (reverse repurchase agreement) should be accounted for as a sale or as a secured borrowing. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Our adoption of ASU 2011-03 on January 1, 2012 did not have an impact on our financial condition or results of operations.

(2)    Repurchase Agreements

Repurchase agreements averaged $13.7 million during the year ended December 31, 2011 and $40.3 million during the year ended December 31, 2010. The maximum amount of such agreements outstanding at any month end was $65.9 million during the year ended December 31, 2011 and $54.4 million during the year ended December 31, 2010. There were no repurchase agreements outstanding at December 31, 2011. At December 31, 2010, one repurchase agreement totaling $51.5 million was outstanding. The fair value of the securities held under that agreement was $52.7 million at December 31, 2010. None of the securities held under repurchase agreements were sold or repledged during the years ended December 31, 2011 and 2010.

(3)    Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs (1)	$286,862	$11,759	$(1)	$298,620
Non-GSE issuance REMICs and CMOs	16,092	-	(297)	15,795
GSE pass-through certificates	24,168	1,026	(2)	25,192
Total residential mortgage-backed securities	327,122	12,785	(300)	339,607
Freddie Mac and Fannie Mae stock	15	4,580	(15)	4,580
Total securities available-for-sale	$327,137	$17,365	$(315)	$344,187
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$2,054,380	$45,929	$(146)	$2,100,163
Non-GSE issuance REMICs and CMOs	15,105	92	(1)	15,196
GSE pass-through certificates	475	24	-	499
Total residential mortgage-backed securities	2,069,960	46,045	(147)	2,115,858
Obligations of GSEs	57,868	140	-	58,008
Obligations of states and political subdivisions	2,976	83	-	3,059
Total securities held-to-maturity	$2,130,804	$46,268	$(147)	$2,176,925

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

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer. Substantially all of our non-GSE issuance securities are investment grade securities and they have performed similarly to our GSE issuance securities. Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices.

The following tables set forth the estimated fair values of securities with gross unrealized losses at the dates indicated, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the dates indicated.

	At December 31, 2011
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
GSE issuance REMICs and CMOs	$360	$(1)	$-	$-	$360	$(1)
Non-GSE issuance REMICs and CMOs	495	(21)	15,261	(276)	15,756	(297)
GSE pass-through certificates	623	(2)	-	-	623	(2)
Freddie Mac and Fannie Mae stock	-	-	-	(15)	-	(15)
Total temporarily impaired securities available-for-sale	$1,478	$(24)	$15,261	$(291)	$16,739	$(315)
Held-to-maturity:
GSE issuance REMICs and CMOs	$53,347	$(146)	$-	$-	$53,347	$(146)
Non-GSE issuance REMICs and CMOs	1,247	(1)	-	-	1,247	(1)
Total temporarily impaired securities held-to-maturity	$54,594	$(147)	$-	$-	$54,594	$(147)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	At December 31, 2010
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Non-GSE issuance REMICs and CMOs	$276	$(2)	$19,991	$(360)	$20,267	$(362)
GSE pass-through certificates	1,775	(2)	-	-	1,775	(2)
Freddie Mac and Fannie Mae stock	-	-	-	(15)	-	(15)
Total temporarily impaired securities available-for-sale	$2,051	$(4)	$19,991	$(375)	$22,042	$(379)
Held-to-maturity:
GSE issuance REMICs and CMOs	$484,366	$(8,734)	$-	$-	$484,366	$(8,734)
Non-GSE issuance REMICs and CMOs	-	-	1,744	(66)	1,744	(66)
Obligations of GSEs	24,532	(468)	-	-	24,532	(468)
Total temporarily impaired securities held-to-maturity	$508,898	$(9,202)	$1,744	$(66)	$510,642	$(9,268)

We held 36 securities which had an unrealized loss at December 31, 2011 and 59 at December 31, 2010. At December 31, 2011 and 2010, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment is directly related to the change in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. None of the unrealized losses are related to credit losses. Therefore, at December 31, 2011 and 2010, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

There were no OTTI charges during the years ended December 31, 2011 and 2010. We recorded an OTTI charge totaling $5.3 million during the year ended December 31, 2009 to write-off the remaining cost basis of our investment in two issues of Freddie Mac perpetual preferred securities based on our analysis of the increased duration of the unrealized loss and the unlikelihood of a near-term market value recovery. We concluded, as of March 31, 2009, our Freddie Mac preferred securities were other-than-temporarily impaired and of such little value that a write-off of our remaining cost basis was warranted. At December 31, 2011, the market values of these securities totaled $4.6 million, which is recorded as an unrealized gain on our available-for-sale securities. OTTI charges are included as a component of non-interest income in the consolidated statements of income.

There were no sales of securities from the available-for-sale portfolio during the years ended December 31, 2011 and 2010. During the year ended December 31, 2009, proceeds from sales of securities from the available-for-sale portfolio totaled $211.6 million resulting in gross realized gains of $7.4 million.

Held-to-maturity debt securities, excluding mortgage-backed securities, had an amortized cost of $60.8 million and a fair value of $61.1 million at December 31, 2011. These securities have contractual maturities in 2017 through 2021. Actual maturities will differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

The balance of accrued interest receivable for securities totaled $7.5 million at December 31, 2011 and $8.3 million at December 31, 2010.

At December 31, 2011, we held securities with an amortized cost of $57.9 million which are callable within one year and at various times thereafter.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(4)	Loans Held-for-Sale

Non-performing loans held-for-sale, included in loans held-for-sale, net, totaled $19.7 million, net of a valuation allowance of $63,000, at December 31, 2011 and $10.9 million, net of a valuation allowance of $169,000, at December 31, 2010. Non-performing loans held-for-sale consisted primarily of multi-family and commercial real estate mortgage loans at December 31, 2011 and 2010.

We sold certain delinquent and non-performing mortgage loans totaling $26.4 million, net of charge-offs of $13.8 million, during the year ended December 31, 2011, primarily multi-family, one-to-four family and construction loans, $51.6 million, net of charge-offs of $23.1 million, during the year ended December 31, 2010, primarily multi-family and commercial real estate loans, and $51.5 million, net of charge-offs of $34.2 million, during the year ended December 31, 2009, primarily multi-family, commercial real estate and construction loans. Net loss on sales of non-performing loans totaled $35,000 for the year ended December 31, 2011. Net gain on sales of non-performing loans totaled $2.1 million for the year ended December 31, 2010 and $998,000 for the year ended December 31, 2009.

We recorded net lower of cost or market write-downs on non-performing loans held-for-sale totaling $444,000 for the year ended December 31, 2011, $173,000 for the year ended December 31, 2010 and $2.3 million for the year ended December 31, 2009.

(5)	Loans Receivable and Allowance for Loan Losses

The following tables set forth the composition of our loans receivable portfolio in dollar amounts and percentages of the portfolio and an aging analysis by segment and class at the dates indicated.

	At December 31, 2011
	30-59 Days	60-89 Days	90 Days or More Past Due		Total			Percent
(Dollars in Thousands)	Past Due	Past Due	Accruing	Non-Accrual	Past Due	Current	Total	of Total
Mortgage loans (gross):
One-to-four family:
Full documentation:
Interest-only	$40,582	$9,047	$-	$107,503	$157,132	$2,538,808	$2,695,940	20.43%
Amortizing	33,376	7,056	14	43,923	84,369	6,223,678	6,308,047	47.79
Reduced documentation:
Interest-only	38,570	9,695	-	131,301	179,566	965,774	1,145,340	8.68
Amortizing	16,034	5,455	-	35,126	56,615	355,597	412,212	3.12
Total one-to-four family	128,562	31,253	14	317,853	477,682	10,083,857	10,561,539	80.02
Multi-family	29,109	14,915	148	7,874	52,046	1,634,224	1,686,270	12.78
Commercial real estate	4,882	1,060	-	900	6,842	652,864	659,706	5.00
Construction	-	-	-	-	-	7,601	7,601	0.06
Total mortgage loans	162,553	47,228	162	326,627	536,570	12,378,546	12,915,116	97.86
Consumer and other loans (gross):
Home equity lines of credit	3,975	1,391	-	5,995	11,361	247,675	259,036	1.96
Other	212	196	-	73	481	22,927	23,408	0.18
Total consumer and other loans	4,187	1,587	-	6,068	11,842	270,602	282,444	2.14
Total loans	$166,740	$48,815	$162	$332,695	$548,412	$12,649,148	$13,197,560	100.00%
Net unamortized premiums and deferred loan origination costs							77,044
Loans receivable							13,274,604
Allowance for loan losses							(157,185)
Loans receivable, net							$13,117,419

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	At December 31, 2010
	30-59 Days	60-89 Days	90 Days or More Past Due		Total			Percent
(Dollars in Thousands)	Past Due	Past Due	Accruing	Non-Accrual	Past Due	Current	Total	of Total
Mortgage loans (gross):
One-to-four family:
Full documentation:
Interest-only	$41,608	$18,029	$-	$105,982	$165,619	$3,646,143	$3,811,762	26.96%
Amortizing	29,666	5,170	464	45,256	80,556	5,191,615	5,272,171	37.28
Reduced documentation:
Interest-only	38,864	20,493	-	157,464	216,821	1,114,473	1,331,294	9.42
Amortizing	14,965	4,170	-	33,149	52,284	387,550	439,834	3.11
Total one-to-four family	125,103	47,862	464	341,851	515,280	10,339,781	10,855,061	76.77
Multi-family	33,627	6,056	381	29,814	69,878	2,117,991	2,187,869	15.47
Commercial real estate	2,925	-	-	6,529	9,454	762,200	771,654	5.46
Construction	-	-	-	6,097	6,097	9,048	15,145	0.11
Total mortgage loans	161,655	53,918	845	384,291	600,709	13,229,020	13,829,729	97.81
Consumer and other loans (gross):
Home equity lines of credit	3,991	351	-	5,464	9,806	272,647	282,453	2.00
Other	164	70	-	110	344	26,543	26,887	0.19
Total consumer and other loans	4,155	421	-	5,574	10,150	299,190	309,340	2.19
Total loans	$165,810	$54,339	$845	$389,865	$610,859	$13,528,210	$14,139,069	100.00%
Net unamortized premiums and deferred loan origination costs							83,978
Loans receivable							14,223,047
Allowance for loan losses							(201,499)
Loans receivable, net							$14,021,548

Accrued interest receivable on all loans totaled $39.0 million at December 31, 2011 and $47.2 million at December 31, 2010.

Our one-to-four family mortgage loans consist primarily of interest-only and amortizing hybrid adjustable rate mortgage, or ARM, loans. We offer amortizing hybrid ARM loans which initially have a fixed rate for three, five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period and require the borrower to make principal and interest payments during the entire loan term. Prior to the 2010 fourth quarter, we offered interest-only hybrid ARM loans, which have an initial fixed rate for three, five or seven years and convert into one year interest-only ARM loans at the end of the initial fixed rate period. Our interest-only hybrid ARM loans require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term. We do not originate one year ARM loans. The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period. Our hybrid ARM loans may be offered with an initial interest rate which is less than the fully indexed rate for the loan at the time of origination, referred to as a discounted rate. We determine the initial interest rate in accordance with market and competitive factors giving consideration to the spread over our funding sources in conjunction with our overall interest rate risk management strategies. One-to-four family interest-only hybrid ARM loans originated prior to 2007 were underwritten at the initial note rate which may have been a discounted rate. Such loans totaled $2.50 billion at December 31, 2011 and $2.91 billion at December 31, 2010. We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods. We have also originated interest-only multi-family and commercial real estate loans to qualified borrowers. Multi-family and commercial real estate interest-only loans differ from one-to-four family interest-only loans in that the interest-only period for multi-family and commercial real estate loans generally ranges from one to five years. During the 2009 first quarter, we stopped offering interest-only multi-family and commercial real estate loans.

Within our one-to-four family mortgage loan portfolio we have reduced documentation loan products, which totaled $1.56 billion at December 31, 2011 and $1.77 billion at December 31, 2010. Reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans. To a lesser extent, reduced documentation loans in our portfolio also include SISA (stated income, stated asset) loans, which totaled $240.7 million at December 31, 2011 and $272.7 million at December 31, 2010. SIFA and SISA loans require a prospective borrower to complete a standard mortgage loan application. Reduced documentation loans require the receipt of an appraisal of the real

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

estate used as collateral for the mortgage loan and a credit report on the prospective borrower. In addition, SIFA loans require the verification of a potential borrower’s asset information on the loan application, but not the income information provided. During the 2007 fourth quarter, we stopped offering reduced documentation loans.

If all non-accrual loans at December 31, 2011, 2010 and 2009 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $19.3 million for the year ended December 31, 2011, $24.0 million for the year ended December 31, 2010 and $25.5 million for the year ended December 31, 2009. This compares to actual payments recorded as interest income, with respect to such loans, of $5.2 million for the year ended December 31, 2011, $8.8 million for the year ended December 31, 2010 and $9.8 million for the year ended December 31, 2009.

The following table sets forth the changes in our allowance for loan losses by loan receivable segment for the years ended December 31, 2011, 2010 and 2009.

	Mortgage Loans				Consumer
(In Thousands)	One-to-Four Family	Multi- Family	Commercial Real Estate	Construction	and Other Loans	Total
Balance at December 31, 2008	$71,082	$29,124	$9,412	$2,507	$6,904	$119,029
Provision charged to operations	118,963	63,020	3,811	12,166	2,040	200,000
Charge-offs	(83,713)	(34,363)	(2,666)	(10,361)	(2,096)	(133,199)
Recoveries	6,956	1,036	81	16	130	8,219
Balance at December 31, 2009	113,288	58,817	10,638	4,328	6,978	194,049
Provision charged to operations	83,816	19,004	11,170	1,408	(398)	115,000
Charge-offs	(84,537)	(26,902)	(6,970)	(2,256)	(2,583)	(123,248)
Recoveries	12,957	1,867	725	-	149	15,698
Balance at December 31, 2010	125,524	52,786	15,563	3,480	4,146	201,499
Provision charged to operations	34,457	1,601	547	(787)	1,182	37,000
Charge-offs	(64,834)	(20,107)	(4,138)	(2,053)	(1,665)	(92,797)
Recoveries	10,844	7	-	495	137	11,483
Balance at December 31, 2011	$105,991	$34,287	$11,972	$1,135	$3,800	$157,185

The following tables set forth the balances of our loans receivable by segment and impairment evaluation and the allowance for loan losses associated with such loans at the dates indicated.

	At December 31, 2011
	Mortgage Loans				Consumer
(In Thousands)	One-to-Four Family	Multi- Family	Commercial Real Estate	Construction	and Other Loans	Total
Loans:
Individually evaluated for impairment	$337,116	$889,095	$318,318	$42	$4,535	$1,549,106
Collectively evaluated for impairment	10,224,423	797,175	341,388	7,559	277,909	11,648,454
Total loans	$10,561,539	$1,686,270	$659,706	$7,601	$282,444	$13,197,560
Allowance for loan losses:
Individually evaluated for impairment	$10,967	$22,516	$7,996	$1	$68	$41,548
Collectively evaluated for impairment	95,024	11,771	3,976	1,134	3,732	115,637
Total allowance for loan losses	$105,991	$34,287	$11,972	$1,135	$3,800	$157,185

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	At December 31, 2010
	Mortgage Loans				Consumer
(In Thousands)	One-to-Four Family	Multi- Family	Commercial Real Estate	Construction	and Other Loans	Total
Loans:
Individually evaluated for impairment	$315,994	$1,144,633	$385,904	$7,872	$3,414	$1,857,817
Collectively evaluated for impairment	10,539,067	1,043,236	385,750	7,273	305,926	12,281,252
Total loans	$10,855,061	$2,187,869	$771,654	$15,145	$309,340	$14,139,069
Allowance for loan losses:
Individually evaluated for impairment	$12,541	$34,124	$10,784	$3,250	$51	$60,750
Collectively evaluated for impairment	112,983	18,662	4,779	230	4,095	140,749
Total allowance for loan losses	$125,524	$52,786	$15,563	$3,480	$4,146	$201,499

The following table summarizes information related to our impaired loans by segment and class at the dates indicated. Impaired one-to-four family mortgage loans consist primarily of loans where a portion of the outstanding principal has been charged off.

	At December 31,
	2011				2010
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
With an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	$10,588	$10,588	$(1,240)	$9,348	$11,033	$11,033	$(1,980)	$9,053
Amortizing	3,885	3,885	(439)	3,446	7,340	7,340	(947)	6,393
Reduced documentation:
Interest-only	11,713	11,713	(1,409)	10,304	10,234	10,234	(2,500)	7,734
Amortizing	1,779	1,779	(217)	1,562	1,032	1,032	(239)	793
Multi-family	39,246	36,230	(8,649)	27,581	51,793	51,084	(14,349)	36,735
Commercial real estate	19,946	17,095	(3,193)	13,902	19,929	18,825	(5,496)	13,329
Construction	153	43	(1)	42	6,546	6,435	(2,851)	3,584
Without an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	107,332	75,791	-	75,791	87,110	64,185	-	64,185
Amortizing	22,184	17,074	-	17,074	15,363	11,883	-	11,883
Reduced documentation:
Interest-only	156,083	109,582	-	109,582	145,091	105,905	-	105,905
Amortizing	20,021	15,259	-	15,259	15,786	12,009	-	12,009
Multi-family	2,496	2,496	-	2,496	-	-	-	-
Construction	-	-	-	-	1,200	639	-	639
Total impaired loans	$395,426	$301,535	$(15,148)	$286,387	$372,457	$300,604	$(28,362)	$272,242

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the average recorded investment, interest income recognized and cash basis interest income related to our impaired loans by segment and class for the year ended December 31, 2011.

(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	$10,688	$420	$425
Amortizing	5,428	158	156
Reduced documentation:
Interest-only	11,239	544	539
Amortizing	1,248	88	86
Multi-family	50,480	2,160	2,088
Commercial real estate	19,964	1,237	1,204
Construction	4,804	8	8
Without an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	68,320	1,402	1,626
Amortizing	13,858	214	252
Reduced documentation:
Interest-only	108,857	2,131	2,317
Amortizing	14,130	333	341
Multi-family	499	215	215
Construction	383	-	-
Total impaired loans	$309,898	$8,910	$9,257

Our average recorded investment in impaired loans was $270.6 million for the year ended December 31, 2010 and $155.8 million for the year ended December 31, 2009. Interest income recognized on impaired loans amounted to $8.6 million for the year ended December 31, 2010 and $6.2 million for the year ended December 31, 2009. This compares to cash basis interest income, with respect to such loans, of $9.4 million for the year ended December 31, 2010 and $7.4 million for the year ended December 31, 2009.

The following tables set forth the balances of our one-to-four family mortgage and consumer and other loan receivable segments by class and credit quality indicator at the dates indicated.

	At December 31, 2011
	One-to-Four Family Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$2,588,437	$6,264,110	$1,014,039	$377,086	$253,041	$23,335
Non-performing	107,503	43,937	131,301	35,126	5,995	73
Total	$2,695,940	$6,308,047	$1,145,340	$412,212	$259,036	$23,408

	At December 31, 2010
	One-to-Four Family Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$3,705,780	$5,226,451	$1,173,830	$406,685	$276,989	$26,777
Non-performing	105,982	45,720	157,464	33,149	5,464	110
Total	$3,811,762	$5,272,171	$1,331,294	$439,834	$282,453	$26,887

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the balances of our multi-family, commercial real estate and construction mortgage loan receivable segments by credit quality indicator at the dates indicated.

	At December 31,
	2011			2010
(In Thousands)	Multi-Family	Commercial Real Estate	Construction	Multi-Family	Commercial Real Estate	Construction
Not classified	$1,549,714	$596,799	$7,601	$2,035,111	$707,237	$7,315
Classified	136,556	62,907	-	152,758	64,417	7,830
Total	$1,686,270	$659,706	$7,601	$2,187,869	$771,654	$15,145

Loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $18.8 million at December 31, 2011 and $47.5 million at December 31, 2010. Excluded from non-performing loans are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to accrual status. Restructured accruing loans totaled $73.7 million at December 31, 2011 and $49.2 million at December 31, 2010.

The following table sets forth information about our loans receivable by segment and class at December 31, 2011 which were modified in a troubled debt restructuring during the year ended December 31, 2011.

(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment
Mortgage loans:
One-to-four family:
Full documentation:
Interest-only	14	$5,750	$5,698
Amortizing	2	438	389
Reduced documentation:
Interest-only	28	12,116	11,941
Amortizing	6	1,204	1,176
Multi-family	11	7,666	7,140
Commercial real estate	4	7,176	6,621
Total	65	$34,350	$32,965

The following table sets forth information about our loans receivable by segment and class at December 31, 2011 which were modified in a troubled debt restructuring during the year ended December 31, 2011 and had a payment default subsequent to the modification.

(Dollars In Thousands)	Number of Loans	Recorded Investment
Mortgage loans:
One-to-four family:
Full documentation:
Interest-only	5	$1,797
Amortizing	1	83
Reduced documentation:
Interest-only	12	5,482
Amortizing	2	358
Multi-family	1	322
Total	21	$8,042

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table details the percentage of our total one-to-four family mortgage loans at December 31, 2011 by state where we have a concentration of greater than 5% of our total one-to-four family mortgage loans or total non-performing one-to-four family mortgage loans.

		Percent of Total
	Percent of Total	Non-Performing
	One-to-Four	One-to-Four
State	Family Loans	Family Loans
New York	28.4%	13.4%
Illinois	11.8	14.5
Connecticut	10.4	10.4
Massachusetts	7.3	3.4
New Jersey	7.2	17.2
California	6.5	10.6
Virginia	6.0	3.9
Maryland	5.8	12.7
Florida	1.9	7.1

At December 31, 2011, the geographic composition of our multi-family and commercial real estate mortgage loan portfolio was 94% in the New York metropolitan area (New York, New Jersey and Connecticut), 3% in Florida, 1% in Pennsylvania and 2% in various other states and the geographic composition of non-performing multi-family and commercial real estate mortgage loans was 82% in the New York metropolitan area and 18% in Florida.

(6)	Mortgage Servicing Rights

We own rights to service mortgage loans for investors with aggregate unpaid principal balances of $1.45 billion at December 31, 2011 and $1.44 billion at December 31, 2010, which are not reflected in the accompanying consolidated statements of financial condition. As described in Note 1(h), we outsource our mortgage loan servicing to a third party under a sub-servicing agreement.

At December 31, 2011, our MSR had an estimated fair value of $8.1 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.94%, a weighted average constant prepayment rate on mortgages of 20.30% and a weighted average life of 3.7 years. At December 31, 2010, our MSR had an estimated fair value of $9.2 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.96%, a weighted average constant prepayment rate on mortgages of 19.94% and a weighted average life of 3.8 years. At December 31, 2011, estimated future MSR amortization through 2016 was as follows: $3.6 million for 2012, $2.9 million for 2013, $2.2 million for 2014, $1.6 million for 2015 and $1.2 million for 2016. Actual results will vary depending upon the level of repayments on the loans currently serviced.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MSR activity is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2011	2010	2009
Carrying amount before valuation allowance at beginning of year	$16,321	$16,670	$16,287
Additions – servicing obligations that result from transfers of financial assets	2,330	3,101	4,554
Amortization	(3,250)	(3,450)	(4,171)
Carrying amount before valuation allowance at end of year	15,401	16,321	16,670
Valuation allowance at beginning of year	(7,117)	(7,820)	(8,071)
(Provision for) recovery of valuation allowance	(148)	703	251
Valuation allowance at end of year	(7,265)	(7,117)	(7,820)
Net carrying amount at end of year	$8,136	$9,204	$8,850

Mortgage banking income, net, is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2011	2010	2009
Loan servicing fees	$4,095	$4,040	$3,769
Net gain on sales of loans	3,716	4,929	5,718
Amortization of MSR	(3,250)	(3,450)	(4,171)
(Provision for) recovery of valuation allowance on MSR	(148)	703	251
Total mortgage banking income, net	$4,413	$6,222	$5,567

(7)	Deposits

Deposits are summarized as follows:

	At December 31,
	2011			2010
	Weighted			Weighted
	Average		Percent	Average		Percent
(Dollars in Thousands)	Rate	Balance	of Total	Rate	Balance	of Total
Core deposits:
Savings	0.25%	$2,750,715	24.46%	0.40%	$2,664,859	22.98%
Money market	0.71	1,114,404	9.91	0.45	376,302	3.24
NOW	0.10	1,117,173	9.93	0.10	1,117,232	9.63
Non-interest bearing NOW and demand deposit	-	744,315	6.62	-	657,558	5.67
Liquid CDs	0.10	263,809	2.35	0.25	468,730	4.04
Total core deposits	0.27	5,990,416	53.27	0.28	5,284,681	45.56
Certificates of deposit	2.03	5,255,198	46.73	2.20	6,314,319	54.44
Total deposits	1.09%	$11,245,614	100.00%	1.33%	$11,599,000	100.00%

Liquid certificates of deposit, or Liquid CDs, have maturities of three months, require the maintenance of a minimum balance and allow depositors the ability to make periodic deposits to and withdrawals from their account. We consider Liquid CDs as part of our core deposits, along with savings accounts, money market accounts and NOW and demand deposit accounts. Certificates of deposit include all time deposits other than Liquid CDs. There were no brokered certificates of deposit at December 31, 2011 and 2010.

The aggregate amount of certificates of deposit and Liquid CDs with balances equal to or greater than $100,000 was $1.73 billion at December 31, 2011 and $2.14 billion at December 31, 2010.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Certificates of deposit and Liquid CDs at December 31, 2011 have scheduled maturities as follows:

	Weighted		Percent
	Average		of
Year	Rate	Balance	Total
		(In Thousands)
2012	1.60%	$3,504,088	63.51%
2013	2.23	532,750	9.65
2014	2.46	420,770	7.62
2015	2.85	666,359	12.07
2016	2.37	394,775	7.15
2017 and thereafter	2.19	265	-
Total	1.93%	$5,519,007	100.00%

Interest expense on deposits is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2011	2010	2009
Savings	$9,562	$9,628	$8,269
Money market	4,551	1,533	2,095
Interest-bearing NOW	1,175	1,092	1,064
Liquid CDs	787	2,637	10,659
Certificates of deposit	121,974	176,125	293,284
Total interest expense on deposits	$138,049	$191,015	$315,371

(8)    Borrowings

Borrowings are summarized as follows:

	At December 31,
	2011		2010
		Weighted		Weighted
		Average		Average
(Dollars in Thousands)	Amount	Rate	Amount	Rate
Reverse repurchase agreements	$1,700,000	4.30%	$2,100,000	4.19%
FHLB-NY advances	2,043,000	3.13	2,391,000	3.62
Other borrowings, net	378,573	7.11	378,204	7.11
Total borrowings, net	$4,121,573	3.98%	$4,869,204	4.14%

Reverse Repurchase Agreements

The outstanding reverse repurchase agreements at December 31, 2011 and 2010 had original contractual maturities between three and ten years, are fixed rate and were secured by mortgage-backed securities. The mortgage-backed securities collateralizing these agreements had an amortized cost of $1.87 billion and an estimated fair value of $1.91 billion, including accrued interest, at December 31, 2011 and an amortized cost of $2.32 billion and an estimated fair value of $2.38 billion, including accrued interest, at December 31, 2010 and are classified as encumbered securities on the consolidated statements of financial condition.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes information relating to reverse repurchase agreements.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2011	2010	2009
Average balance during the year	$1,926,575	$2,275,068	$2,619,178
Maximum balance at any month end during the year	2,100,000	2,500,000	2,850,000
Balance outstanding at end of year	1,700,000	2,100,000	2,500,000
Weighted average interest rate during the year	4.23%	4.14%	3.96%
Weighted average interest rate at end of year	4.30	4.19	4.13

Reverse repurchase agreements at December 31, 2011 have contractual maturities as follows:

Year	Amount
	(In Thousands)
2012	$600,000	(1)
2015	200,000	(2)
2017	900,000	(2)
Total	$1,700,000

(1)	Includes $100.0 million of borrowings due in 30 to 90 days and $500.0 million of borrowings due after 90 days.
(2)	Callable in 2012 and at various times thereafter.

FHLB-NY Advances

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of our stock in the FHLB-NY, certain qualifying mortgage loans and mortgage-backed and other securities not otherwise pledged.

The following table summarizes information relating to FHLB-NY advances.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2011	2010	2009
Average balance during the year	$2,063,700	$2,915,658	$3,054,916
Maximum balance at any month end during the year	2,487,000	3,235,000	3,509,000
Balance outstanding at end of year	2,043,000	2,391,000	3,000,000
Weighted average interest rate during the year	3.45%	3.67%	3.93%
Weighted average interest rate at end of year	3.13	3.62	3.84

FHLB-NY advances at December 31, 2011 have contractual maturities as follows:

Year	Amount
	(In Thousands)
2012	$468,000	(1)
2013	425,000
2014	150,000
2015	100,000
2016	250,000	(2)
2017	650,000	(3)
Total	$2,043,000

(1)	Includes $174.0 million of borrowings due overnight, $119.0 million of borrowings due in less than 30 days and $175.0 million of borrowings due after 90 days.
(2)	Includes $200.0 million of borrowings which are callable in 2012 and at various times thereafter.
(3)	Callable in 2012 and at various times thereafter.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Other Borrowings

We have $250.0 million of senior unsecured notes which mature on October 15, 2012. The notes have a fixed interest rate of 5.75% and were issued in 2002. The notes, which are designated as our 5.75% Senior Notes due 2012, Series B, are registered with the Securities and Exchange Commission. The carrying amount of the notes was $249.7 million at December 31, 2011 and $249.3 million at December 31, 2010.

Our finance subsidiary, Astoria Capital Trust I, issued in 1999, $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, in a private placement, and $3.9 million of common securities (which are the only voting securities of Astoria Capital Trust I), which are owned by Astoria Financial Corporation, and used the proceeds to acquire Junior Subordinated Debentures issued by Astoria Financial Corporation. The Junior Subordinated Debentures totaled $128.9 million at December 31, 2011 and 2010, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I. The Junior Subordinated Debentures are prepayable, in whole or in part, at our option at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value. The Capital Securities have the same prepayment provisions as the Junior Subordinated Debentures. Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement relating to the Capital Securities.

The terms of our other borrowings subject us to certain debt covenants. We were in compliance with such covenants at December 31, 2011.

Interest expense on borrowings is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2011	2010	2009
Reverse repurchase agreements	$82,602	$95,538	$105,078
FHLB-NY advances	71,909	107,917	120,870
Other borrowings	27,262	27,262	27,453
Total interest expense on borrowings	$181,773	$230,717	$253,401

(9)    Stockholders’ Equity

On April 18, 2007, our board of directors approved our twelfth stock repurchase plan authorizing the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding in open-market or privately negotiated transactions. At December 31, 2011, a maximum of 8,107,300 shares may yet be purchased under this plan. However, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We are subject to the laws of the State of Delaware which generally limit dividends to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over our statutory capital, or if there is no such excess, to our net profits for the current and/or immediately preceding fiscal year. We are also required to seek the approval of the Board of Governors of the Federal Reserve System, or FRB, in accordance with guidelines established by the FRB, prior to declaring a dividend. Our ability to pay dividends, service our debt obligations and repurchase our common stock is dependent primarily upon receipt of dividend payments from Astoria Federal. Our primary banking regulator, the Office of the Comptroller of the Currency, or OCC, regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments. Astoria Federal must file an application to receive approval from the OCC for a proposed capital distribution if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year-to-date plus the retained net income for the preceding two years. During 2011, Astoria Federal was required to file such applications, all of which were approved. Astoria Federal may not pay dividends to us if: (1) after paying those dividends, it would fail to meet applicable regulatory capital requirements; (2) the payment would violate any statute, regulation, regulatory agreement or condition; or (3) after making such distribution, the institution would become “undercapitalized” (as such term is used in the Federal Deposit Insurance Act). Payment of dividends by Astoria Federal also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice. Astoria Federal must also receive approval from the FRB before declaring a dividend. Astoria Federal paid dividends to Astoria Financial Corporation totaling $64.0 million during 2011.

(10)	Commitments and Contingencies

Lease Commitments

At December 31, 2011, we were obligated through 2035 under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices. Rent expense under the operating leases totaled $9.7 million for the year ended December 31, 2011, $8.7 million for the year ended December 31, 2010 and $8.6 million for the year ended December 31, 2009.

The minimum rental payments due under the terms of the non-cancelable operating leases at December 31, 2011, which have not been reduced by minimum sublease rentals of $9.1 million due in the future under non-cancelable subleases, are summarized below.

Year	Amount
(In Thousands)
2012	$8,132
2013	8,676
2014	9,467
2015	9,404
2016	9,110
2017 and thereafter	48,074
Total	$92,863

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Outstanding Commitments

We had outstanding commitments as follows:

	At December 31,
(In Thousands)	2011	2010
Mortgage loans:
Commitments to extend credit – adjustable rate	$287,484	$194,044
Commitments to extend credit – fixed rate (1)	263,957	138,547
Commitments to purchase – adjustable rate	126,206	60,609
Commitments to purchase – fixed rate	96,390	60,801
Home equity loans – unused lines of credit	182,443	211,963
Consumer and commercial loans – unused lines of credit	56,725	58,679
Commitments to sell loans	64,850	73,772

(1)	Includes commitments to originate loans held-for-sale totaling $48.6 million at December 31, 2011 and $54.8 million at December 31, 2010.

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

Assets Sold with Recourse

We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market. Generally the loans we sell are subject to recourse for fraud and adherence to underwriting or quality control guidelines. We were not required to repurchase any loans during 2011 as a result of these recourse provisions. The principal balance of loans sold with recourse provisions in addition to fraud and adherence to underwriting or quality control guidelines amounted to $305.9 million at December 31, 2011 and $296.4 million at December 31, 2010. We estimate the liability for such loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse. The carrying amount of this liability was immaterial at December 31, 2011 and 2010.

We have a collateralized repurchase obligation due to the sale of certain long-term fixed rate municipal revenue bonds to an investment trust fund for proceeds that approximated par value. The trust fund has a put option that requires us to repurchase the securities for specified amounts prior to maturity under certain specified circumstances, as defined in the agreement. The outstanding option balance on the agreement totaled $5.8 million at December 31, 2011 and $7.6 million at December 31, 2010. Various GSE mortgage-backed securities, with an amortized cost of $9.6 million and a fair value of $10.0 million at December 31, 2011, have been pledged as collateral.

Guarantees

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment or performance to the third party, we would have to perform under the guarantee. Outstanding standby letters of credit totaled $265,000 at December 31, 2011 and $310,000 at December 31, 2010. The fair values of these obligations were immaterial at December 31, 2011 and 2010.

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

City of New York Notice of Determination

By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York has notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years. The deficiencies relate to our operation of two subsidiaries of Astoria Federal, Fidata Service Corp., or Fidata, and Astoria Federal Mortgage Corp., or AF Mortgage. Fidata is a passive investment company which maintains offices in Connecticut. AF Mortgage is an operating subsidiary through which Astoria Federal engages in lending activities outside the State of New York through our third party loan origination program. We disagree with the assertion of the tax deficiencies and we filed Petitions for Hearings with the City of New York on December 6, 2010 and October 5, 2011 to oppose the Notices of Determination and to consolidate the hearings. At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at December 31, 2011 with respect to this matter.

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

On July 22, 2011, we filed a motion to stay the action pending the outcome of an appeal pending before the U.S. Court of Appeals for the Federal Circuit, or the Court of Appeals, of the Delaware District Court’s ruling in the case entitled Automated Transactions LLC v. IYG Holding Co et al, Civ. No. 06-043-SLR, or the IYG action. The IYG action involves the same plaintiff making substantially similar allegations with respect to identical and substantially similar patents as those involved in the action against us. The Delaware District Court granted IYG’s motion for summary judgment. In our motion to stay, we assert that, should the Court of Appeals uphold the Delaware District Court’s rulings, the Delaware District Court decision should be binding on the plaintiff in the litigation against us.

We have tendered requests for indemnification from the manufacturer and from the transaction processor utilized with respect to the integrated banking and transaction machines, and we served third party complaints against Metavante Corporation and Diebold, Inc. seeking to enforce our indemnification rights.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

2010 Litigation Settlements

We had been a party to an action entitled Astoria Federal Savings and Loan Association vs. United States, involving an assisted acquisition made in the early 1980’s and supervisory goodwill accounting utilized in connection therewith. On April 12, 2010, we entered into a final binding settlement with the U.S. Government in the amount of $6.2 million. The settlement was recognized in other non-interest income in our consolidated statement of income during the 2010 second quarter. On June 29, 2010, we reached a settlement agreement in an action entitled David McAnaney and Carolyn McAnaney, individually and on behalf of all others similarly situated vs. Astoria Financial Corporation, et al. in the amount of $7.9 million. We did not acknowledge any liability in the matter and further indicated that the settlement agreement is intended to resolve all claims arising from or related to the aforementioned case. The settlement was recognized in other non-interest expense in our consolidated statement of income during the 2010 second quarter. Legal expense related to these matters was recognized as it was incurred.

(11)    Income Taxes

Income tax expense is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2011	2010	2009
Current:
Federal	$20,752	$54,095	$55,165
State and local	3,862	3,999	4,224
Total current	24,614	58,094	59,389
Deferred:
Federal	14,305	(16,692)	(46,995)
State and local	(204)	(299)	(1,564)
Total deferred	14,101	(16,991)	(48,559)
Total income tax expense	$38,715	$41,103	$10,830

Total income tax expense differed from the amounts computed by applying the federal income tax rate to income before income tax expense as a result of the following:

	For the Year Ended December 31,
(In Thousands)	2011	2010	2009
Expected income tax expense at statutory federal rate	$37,073	$40,193	$13,480
State and local taxes, net of federal tax effect	2,378	2,405	1,729
Tax exempt income (principally on BOLI)	(3,672)	(3,141)	(3,248)
Non-deductible ESOP compensation	3,936	2,958	1,937
Low income housing tax credit	(1,885)	(1,975)	(1,969)
Other, net	885	663	(1,099)
Total income tax expense	$38,715	$41,103	$10,830

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	At December 31,
(In Thousands)	2011	2010
Deferred tax assets:
Allowances for losses	$60,138	$81,346
Compensation and benefits (principally pension and other postretirement benefit plans)	72,240	56,485
Securities impairment write-downs	42,322	42,293
Mortgage loans (principally deferred loan origination costs)	6,810	-
Effect of unrecognized tax benefits, related accrued interest and other deductible temporary differences	6,941	5,833
Total gross deferred tax assets	188,451	185,957
Deferred tax liabilities:
Mortgage loans (principally deferred loan origination costs)	-	(1,196)
Premises and equipment	(3,162)	(1,050)
Net unrealized gain on securities available-for-sale	(6,139)	(7,966)
Total gross deferred tax liabilities	(9,301)	(10,212)
Net deferred tax assets (included in other assets)	$179,150	$175,745

We believe that our recent historical and future results of operations and tax planning strategies will more likely than not generate sufficient taxable income to enable us to realize our net deferred tax assets.

We file income tax returns in the United States federal jurisdiction and in New York State and City jurisdictions. Certain of our subsidiaries also file income tax returns in various other state jurisdictions. With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2008.

The following is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the periods indicated. The amounts have not been reduced by the federal deferred tax effects of unrecognized state tax benefits.

	For the Year Ended December 31,
(In Thousands)	2011	2010
Unrecognized tax benefits at beginning of year	$3,413	$5,273
Additions as a result of a tax position taken during the current period	577	695
Additions as a result of a tax position taken during a prior period	-	66
Reductions as a result of tax positions taken during a prior period	(32)	(673)
Reductions relating to settlement with taxing authorities	(102)	(1,948)
Unrecognized tax benefits at end of year	$3,856	$3,413

If realized, all of our unrecognized tax benefits at December 31, 2011 would affect our effective income tax rate. After the related federal tax effects, realization of those benefits would reduce income tax expense by $2.9 million.

In addition to the above unrecognized tax benefits, we have accrued liabilities for interest and penalties related to uncertain tax positions totaling $2.1 million at December 31, 2011 and $1.7 million at December 31, 2010. We accrued interest and penalties on uncertain tax positions as an element of our income tax expense totaling $409,000 during the year ended December 31, 2011, $415,000 during the year ended December 31, 2010 and $1.1 million during the year ended December 31, 2009. Realization of all of our unrecognized tax benefits would result in a further reduction in income tax expense of $1.4 million for the reversal of accrued interest and penalties, net of the related federal tax effects.

Astoria Federal’s retained earnings at December 31, 2011 and 2010 includes base-year bad debt reserves, created for tax purposes prior to 1988, totaling $165.8 million. A related deferred federal income tax liability of $58.0 million has not been recognized. Base-year reserves are subject to recapture in the unlikely event that Astoria Federal (1)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.

(12) Earnings Per Share

The following table is a reconciliation of basic and diluted EPS.

	For the Year Ended December 31,
(In Thousands, Except Share Data)	2011	2010	2009
Net income	$67,209	$73,734	$27,684
Income allocated to participating securities (restricted stock)	(1,685)	(1,752)	(914)
Income attributable to common shareholders	$65,524	$71,982	$26,770
Average number of common shares outstanding - basic	93,253,928	91,776,907	90,593,060
Dilutive effect of stock options (1)	-	34	9,129
Average number of common shares outstanding - diluted	93,253,928	91,776,941	90,602,189
Income per common share attributable to common shareholders:
Basic	$0.70	$0.78	$0.30
Diluted	$0.70	$0.78	$0.30

(1)	Excludes options to purchase 6,846,339 shares of common stock which were outstanding during the year ended December 31, 2011; options to purchase 7,934,284 shares of common stock which were outstanding during the year ended December 31, 2010; and options to purchase 8,355,455 shares of common stock which were outstanding during the year ended December 31, 2009 because their inclusion would be anti-dilutive.

(13) Other Comprehensive Income/Loss

The components of accumulated other comprehensive loss at December 31, 2011 and 2010 and the changes during the year ended December 31, 2011 are as follows:

(In Thousands)	At December 31, 2010	Other Comprehensive (Loss) Income	At December 31, 2011
Net unrealized gain on securities available-for-sale	$17,615	$(3,354)	$14,261
Net actuarial loss on pension plans and other postretirement benefits	(59,389)	(30,396)	(89,785)
Prior service cost on pension plans and other postretirement benefits	(46)	60	14
Loss on cash flow hedge	(341)	190	(151)
Accumulated other comprehensive loss	$(42,161)	$(33,500)	$(75,661)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The components of other comprehensive income/loss for the years ended December 31, 2011, 2010 and 2009 are as follows:

(In Thousands)	Before Tax Amount	Tax Benefit (Expense)	After Tax Amount

For the Year Ended December 31, 2011
Net unrealized holding losses on securities available-for-sale arising during the year	$(5,181)	$1,827	$(3,354)

Net actuarial loss on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	(55,530)	19,570	(35,960)
Reclassification adjustment for net actuarial loss included in net income	8,592	(3,028)	5,564
Net actuarial loss on pension plans and other postretirement benefits	(46,938)	16,542	(30,396)

Reclassification adjustment for prior service cost included in net income	92	(32)	60

Reclassification adjustment for loss on cash flow hedge included in net income	330	(140)	190
Other comprehensive loss	$(51,697)	$18,197	$(33,500)

For the Year Ended December 31, 2010
Net unrealized holding losses on securities available-for-sale arising during the year	$(922)	$325	$(597)

Net actuarial loss on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	(25,090)	8,843	(16,247)
Reclassification adjustment for net actuarial loss included in net income	6,450	(2,273)	4,177
Net actuarial loss on pension plans and other postretirement benefits	(18,640)	6,570	(12,070)

Reclassification adjustment for prior service cost included in net income	146	(51)	95

Reclassification adjustment for loss on cash flow hedge included in net income	329	(139)	190
Other comprehensive loss	$(19,087)	$6,705	$(12,382)

For the Year Ended December 31, 2009
Net unrealized gain on securities available-for-sale:
Net unrealized holding gains on securities arising during the year	$38,449	$(13,517)	$24,932
Reclassification adjustment for net gains included in net income	(2,126)	747	(1,379)
Net unrealized gain on securities available-for-sale	36,323	(12,770)	23,553

Net actuarial loss on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	4,190	(1,405)	2,785
Reclassification adjustment for net actuarial loss included in net income	8,212	(2,753)	5,459
Net actuarial loss on pension plans and other postretirement benefits	12,402	(4,158)	8,244

Reclassification adjustment for prior service cost included in net income	148	(52)	96

Reclassification adjustment for loss on cash flow hedge included in net income	329	(136)	193
Other comprehensive income	$49,202	$(17,116)	$32,086

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(14) Benefit Plans

Pension Plans and Other Postretirement Benefits

The following table sets forth information regarding our defined benefit pension plans and other postretirement benefit plan.

	Pension Benefits		Other Postretirement Benefits
	At or For the Year Ended December 31,		At or For the Year Ended December 31,
(In Thousands)	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$232,230	$201,439	$24,892	$19,574
Service cost	4,642	3,727	529	424
Interest cost	12,212	11,602	1,360	1,234
Actuarial loss	35,615	26,016	6,629	4,590
Benefits paid	(9,825)	(10,554)	(895)	(930)
Benefit obligation at end of year	274,874	232,230	32,515	24,892
Change in plan assets:
Fair value of plan assets at beginning of year	129,352	120,963	-	-
Actual return on plan assets	(2,638)	14,724	-	-
Employer contribution	17,606	4,219	895	930
Benefits paid	(9,825)	(10,554)	(895)	(930)
Fair value of plan assets at end of year	134,495	129,352	-	-
Funded status at end of year	$(140,379)	$(102,878)	$(32,515)	$(24,892)

The underfunded pension benefits and other postretirement benefits at December 31, 2011 and 2010 are included in other liabilities in our consolidated statements of financial condition.

During 2011, we contributed $16.8 million to the Astoria Federal Pension Plan. We expect to contribute approximately $19.8 million to the Astoria Federal Pension Plan during 2012 in accordance with funding regulations and laws and to avoid benefit restrictions. No pension plan assets are expected to be returned to us.

The following table sets forth the pre-tax components of accumulated other comprehensive loss related to pension plans and other postretirement benefits. We expect that $13.6 million in net actuarial loss and $19,000 in prior service cost will be recognized as components of net periodic cost in 2012.

	Pension Benefits		Other Postretirement Benefits
	At December 31,		At December 31,
(In Thousands)	2011	2010	2011	2010
Net actuarial loss	$130,568	$90,112	$10,018	$3,536
Prior service cost (credit)	67	258	(25)	(124)
Total accumulated other comprehensive loss	$130,635	$90,370	$9,993	$3,412

The accumulated benefit obligation for all defined benefit pension plans was $244.2 million at December 31, 2011 and $209.5 million at December 31, 2010.

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

	At December 31,
(In Thousands)	2011	2010
Projected benefit obligation	$30,113	$26,280
Accumulated benefit obligation	26,588	23,374

The assumptions used to determine the benefit obligations at December 31 are as follows:

	Discount Rate		Rate of Compensation Increase
	2011	2010	2011	2010
Pension Benefit Plans:
Astoria Federal Pension Plan	4.44%	5.39%	5.10%	5.10%
Astoria Federal Excess Benefit and Supplemental Benefit Plans	4.16	5.04	6.10	6.10
Astoria Federal Directors’ Retirement Plan	4.09	4.71	4.00	4.00
Greater Directors’ Retirement Plan	3.78	4.50	N/A	N/A
LIB Directors’ Retirement Plan	1.74	1.90	N/A	N/A
Other Postretirement Benefit Plan:
Astoria Federal Retiree Health Care Plan	4.50	5.46	N/A	N/A

The components of net periodic cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
(In Thousands)	2011	2010	2009	2011	2010	2009
Service cost	$4,642	$3,727	$3,484	$529	$424	$323
Interest cost	12,212	11,602	11,341	1,360	1,234	1,110
Expected return on plan assets	(10,648)	(9,420)	(8,510)	-	-	-
Recognized net actuarial loss	8,445	6,450	8,212	147	-	-
Amortization of prior service cost (credit)	191	247	247	(99)	(101)	(99)
Settlement	-	212	-	-	-	-
Net periodic cost	$14,842	$12,818	$14,774	$1,937	$1,557	$1,334

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The assumptions used to determine the net periodic cost for the years ended December 31, 2011 and 2010 are as follows:

	Discount Rate		Expected Return on Plan Assets		Rate of Compensation Increase
	2011	2010	2011	2010	2011	2010
Pension Benefit Plans:
Astoria Federal Pension Plan	5.39%	5.91%	8.00%	8.00%	5.10%	5.10%
Astoria Federal Excess Benefit and Supplemental Benefit Plans	5.04	5.70	N/A	N/A	6.10	6.10
Astoria Federal Directors’ Retirement Plan	4.71	5.33	N/A	N/A	4.00	4.00
Greater Directors’ Retirement Plan	4.50	5.13	N/A	N/A	N/A	N/A
LIB Directors’ Retirement Plan	1.90	2.68	N/A	N/A	N/A	N/A
Other Postretirement Benefit Plan:
Astoria Federal Retiree Health Care Plan	5.46	5.90	N/A	N/A	N/A	N/A

To determine the expected return on plan assets, we consider the long-term historical return information on plan assets, the mix of investments that comprise plan assets and the historical returns on indices comparable to the fund classes in which the plan invests.

The assumed health care cost trend rates are as follows:

	At December 31,
	2011	2010
Health care cost trend rate assumed for next year	8.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

(In Thousands)	One Percentage Point Increase	One Percentage Point Decrease
Effect on total service and interest cost components	$373	$(288)
Effect on the postretirement benefit obligation	5,910	(4,603)

Total benefits expected to be paid under our defined benefit pension plans and other postretirement benefit plan as of December 31, 2011, which reflect expected future service, as appropriate, are as follows:

Year	Pension Benefits	Other Postretirement Benefits
	(In Thousands)
2012	$11,725	$1,194
2013	11,195	1,214
2014	22,042	1,236
2015	11,809	1,286
2016	19,682	1,326
2017-2021	73,600	7,236

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

PRIAC Guaranteed Deposit Account

The fair value of the Astoria Federal Pension Plan’s investment in the PRIAC Guaranteed Deposit Account approximates the fair value of the underlying investments by discounting expected future investment cash flows from both investment income and repayment of principal for each investment purchased directly for the general account. The discount rates assumed in the calculation reflect both the current level of market rates and spreads appropriate to the quality, average life and type of investment being valued. This investment is classified as Level 3.

Cash and cash equivalents

The fair value of the Astoria Federal Pension Plan’s cash and cash equivalents represents the amount available on demand and, as such, are classified as Level 1.

The following tables set forth the carrying value of the Astoria Federal Pension Plan’s assets by asset category and the level within the fair value hierarchy in which the fair value measurement falls at the dates indicated.

	Carrying Value at December 31, 2011
(In Thousands)	Total	Level 1	Level 2	Level 3
PRIAC Pooled Separate Accounts (1)	$120,436	$-	$120,436	$-
Astoria Financial Corporation common stock	7,477	7,477	-	-
PRIAC Guaranteed Deposit Account	6,564	-	-	6,564
Cash and cash equivalents	18	18	-	-
Total	$134,495	$7,495	$120,436	$6,564

(1)	Consists of 41% large-cap equity securities, 34% debt securities, 11% international equities, 8% small-cap equity securities and 6% mid-cap equity securities.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Carrying Value at December 31, 2010
(In Thousands)	Total	Level 1	Level 2	Level 3
PRIAC Pooled Separate Accounts (1)	$111,374	$-	$111,374	$-
Astoria Financial Corporation common stock	11,676	11,676	-	-
PRIAC Guaranteed Deposit Account	6,301	-	-	6,301
Cash and cash equivalents	1	1	-	-
Total	$129,352	$11,677	$111,374	$6,301

(1)	Consists of 42% large-cap equity securities, 33% debt securities, 11% international equities, 8% small-cap equity securities and 6% mid-cap equity securities.

The following table sets forth a summary of changes in the fair value of the Astoria Federal Pension Plan’s Level 3 assets for the periods indicated.

	For the Year Ended December 31,
(In Thousands)	2011	2010
Fair value at beginning of year	$6,301	$4,992
Total net gain, realized and unrealized, included in change in net assets (1)	330	496
Purchases	18,338	9,638
Sales	(18,405)	(8,825)
Fair value at end of year	$6,564	$6,301

(1)	Includes unrealized gain related to assets held at December 31, 2011 of $334,000 for the year ended December 31, 2011 and unrealized gain related to assets held at December 31, 2010 of $261,000 for the year ended December 31, 2010.

The overall strategy of the Astoria Federal Pension Plan investment policy is to have a diverse investment portfolio that reasonably spans established risk/return levels, preserves liquidity and provides long-term investment returns equal to or greater than the actuarial assumptions. The strategy allows for a moderate risk approach in order to achieve greater long-term asset growth. The asset mix within the various insurance company pooled separate accounts and trust company trust funds can vary but should not be more than 80% in equity securities, 50% in debt securities and 25% in liquidity funds. Within equity securities, the mix is further clarified to have ranges not to exceed 10% in any one company, 30% in any one industry, 50% in funds that mirror the S&P 500, 50% in large-cap equity securities, 20% in mid-cap equity securities, 20% in small-cap equity securities and 10% in international equities. In addition, up to 15% of total plan assets may be held in Astoria Financial Corporation common stock. However, the Astoria Federal Pension Plan will not acquire Astoria Financial Corporation common stock to the extent that, immediately after the acquisition, such common stock would represent more than 10% of total plan assets.

Incentive Savings Plan

Astoria Federal maintains a 401(k) incentive savings plan, or the 401(k) Plan, which provides for contributions by both Astoria Federal and its participating employees. Under the 401(k) Plan, which is a qualified, defined contribution pension plan, participants may contribute up to 15% of their pre-tax base salary, generally not to exceed $16,500 for the calendar year ended December 31, 2011. Matching contributions, if any, may be made at the discretion of Astoria Federal. No matching contributions were made for the years ended December 31, 2011, 2010 and 2009. Participants vest immediately in their own contributions and after a period of three years for Astoria Federal contributions.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Federal makes scheduled contributions to fund debt service. The ESOP loans had an aggregated outstanding principal balance of $12.1 million at December 31, 2011 and $19.9 million at December 31, 2010.

Shares purchased by the ESOP are held in trust for allocation among participants as the loans are repaid. Pursuant to the loan agreements, the number of shares released annually is based upon a specified percentage of aggregate eligible payroll for our covered employees. Shares allocated to participants totaled 1,398,763 for the year ended December 31, 2011, 863,505 for the year ended December 31, 2010 and 908,033 for the year ended December 31, 2009. Through December 31, 2011, 13,026,195 shares have been allocated to participants. As of December 31, 2011, 2,042,367 shares which had a fair value of $17.3 million remain unallocated.

In addition to shares allocated, Astoria Federal makes an annual cash contribution to participant accounts. This cash contribution totaled $1.8 million for the year ended December 31, 2011, $2.2 million for the year ended December 31, 2010 and $1.5 million for the year ended December 31, 2009. Beginning in 2010, the cash contribution is equal to dividends paid on unallocated shares.

Astoria Federal’s contributions may be reduced by dividends paid on unallocated shares and investment earnings realized on such dividends. Dividends paid on unallocated shares, which reduced Astoria Federal’s contribution to the ESOP, totaled $1.8 million for the year ended December 31, 2011, $2.2 million for the year ended December 31, 2010 and $2.7 million for the year ended December 31, 2009.

Compensation expense related to the ESOP totaled $18.2 million for the year ended December 31, 2011, $13.8 million for the year ended December 31, 2010 and $10.3 million for the year ended December 31, 2009.

(15) Stock Incentive Plans

Under the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, as amended, or the 2005 Employee Stock Plan, 6,850,000 shares were reserved for option, restricted stock and/or stock appreciation right grants, of which 2,294,895 shares remain available for issuance of future grants at December 31, 2011. Employee grants generally occur annually, upon approval by our board of directors, on the third business day after we issue a press release announcing annual financial results for the prior year.

During 2011, 663,530 shares of restricted stock were granted to select officers, of which 70,260 shares vest one-third per year beginning December 14, 2011, 508,270 shares vest one-fifth per year beginning December 14, 2011, 15,000 shares vest on March 2, 2012, 5,000 shares vest on March 1, 2013 and 65,000 shares were granted under a performance-based award which, if the performance conditions are met, will vest on June 30, 2016. During 2010, 778,740 shares of restricted stock were granted to select officers, of which 135,720 shares vest one-third per year beginning December 14, 2010 and 643,020 shares vest one-fifth per year beginning December 14, 2010. During 2009, 1,126,280 shares of restricted stock were granted to select officers, of which 204,570 shares vest one-third per year beginning December 15, 2009 and 921,710 shares vest one-fifth per year beginning December 15, 2009. During 2008, 311,500 shares of restricted stock were granted to select officers which vest on January 28, 2013. No restricted stock was granted in 2007. Restricted stock granted in 2006 vested on January 9, 2012. Options outstanding which were granted under the 2005 Employee Stock Plan have a maximum term of seven years, while options granted under plans other than the 2005 Employee Stock Plan have a maximum term of ten years. In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2005 Employee Stock Plan, all options and restricted stock granted pursuant to such plan immediately vests, except for the performance-based restricted stock award granted in 2011 which, in the event of death or disability prior to vesting, will remain outstanding subject to satisfaction of the performance and vesting conditions, unless otherwise settled. Additionally, certain grants have accelerated vesting provisions in the event the grantee terminates his/her employment due to retirement, at or after normal retirement age as specified in such grants. Options granted under all plans were granted in tandem with limited stock appreciation rights exercisable only in the event we experience a change in control, as defined by the plans.

Under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, or the 2007 Director Stock Plan, 240,080 shares of common stock were reserved for restricted stock grants, of which 22,120 shares of restricted stock were granted in 2011 and 127,880 shares remain available at December 31, 2011 for

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

issuance of future grants. Annual awards and discretionary grants, as such terms are defined in the plan, are authorized under the 2007 Director Stock Plan. Annual awards to non-employee directors occur on the third business day after we issue a press release announcing annual financial results for the prior year. However, the directors waived their rights to such awards scheduled for grant on or about January 30, 2012. Discretionary grants may be made to eligible directors from time to time as consideration for services rendered or promised to be rendered. Such grants are made on such terms and conditions as determined by a committee of independent directors.

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

Restricted stock activity in our stock incentive plans for the year ended December 31, 2011 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	1,852,550	$15.96
Granted	685,650	14.14
Vested	(576,571)	(11.98)
Forfeited	(25,404)	(14.05)
Nonvested at end of year	1,936,225	16.53

The aggregate fair value on the vest date of restricted stock awards which vested during the year ended December 31, 2011 totaled $5.0 million.

Option activity in our stock incentive plans for the year ended December 31, 2011 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	6,930,806	$23.27
Expired	(1,093,153)	(17.19)
Outstanding and exercisable at end of year	5,837,653	24.41

At December 31, 2011, options outstanding and exercisable had no intrinsic value and a weighted average remaining contractual term of approximately 1.8 years.

The aggregate intrinsic value of options exercised totaled $39,000 during the year ended December 31, 2010 and $103,000 during the year ended December 31, 2009. Shares issued upon the exercise of stock options are issued from treasury stock. We have an adequate number of treasury shares available for future stock option exercises.

Stock-based compensation expense recognized for stock options and restricted stock totaled $5.9 million, net of taxes of $3.2 million, for the year ended December 31, 2011, $5.2 million, net of taxes of $2.8 million, for the year ended December 31, 2010 and $3.8 million, net of taxes of $2.0 million, for the year ended December 31, 2009. At December 31, 2011, pre-tax compensation cost related to all nonvested awards of restricted stock not yet recognized totaled $18.8 million and will be recognized over a weighted average period of approximately 2.9 years, which includes $860,000 of pre-tax compensation cost related to the 65,000 shares granted in 2011 under a performance-based award for which compensation cost will begin to be recognized when the achievement of the performance conditions becomes probable.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(16)    Regulatory Matters

Federal law requires that savings associations, such as Astoria Federal, maintain minimum capital requirements. These capital standards are required to be no less stringent than standards applicable to national banks. At December 31, 2011 and 2010, Astoria Federal was in compliance with all regulatory capital requirements.

The following tables set forth information regarding the regulatory capital requirements applicable to Astoria Federal at the dates indicated.

	At December 31, 2011
(Dollars in Thousands)	Capital Requirement	%	Actual Capital	%	Excess Capital	%
Tangible	$251,532	1.50%	$1,459,064	8.70%	$1,207,532	7.20%
Leverage	670,751	4.00	1,459,064	8.70	788,313	4.70
Risk-based	788,519	8.00	1,584,744	16.08	796,225	8.08

	At December 31, 2010
(Dollars in Thousands)	Capital Requirement	%	Actual Capital	%	Excess Capital	%
Tangible	$267,186	1.50%	$1,413,942	7.94%	$1,146,756	6.44%
Leverage	712,495	4.00	1,413,942	7.94	701,447	3.94
Risk-based	848,672	8.00	1,548,363	14.60	699,691	6.60

Astoria Federal’s Tier I risk-based capital ratio was 14.80% at December 31, 2011 and 13.33% at December 31, 2010.

The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The regulators adopted rules which require them to take action against undercapitalized institutions, based upon the five categories of capitalization which FDICIA created: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The rules adopted generally provide that an insured institution whose total risk-based capital ratio is 10% or greater, Tier 1 risk-based capital ratio is 6% or greater, leverage capital ratio is 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the primary federal regulator shall be considered a “well capitalized” institution. As of December 31, 2011 and 2010, Astoria Federal was a “well capitalized” institution.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies.  These requirements must be no less than those to which insured depository institutions are currently subject to. As a result, by July 2015 we will become subject to consolidated capital requirements which we have not been subject to previously.

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

Residential mortgage-backed securities

Substantially all of our available-for-sale securities portfolio consists of residential mortgage-backed securities. The fair values for these securities are obtained from an independent nationally recognized pricing service. Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At December 31, 2011, 95% of our available-for-sale residential mortgage-backed securities portfolio was comprised of GSE securities for which an active market exists for similar securities, making observable inputs readily available.

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

Freddie Mac and Fannie Mae stock

The fair values of the Freddie Mac and Fannie Mae stock in our available-for-sale securities portfolio are obtained from quoted market prices for identical instruments in active markets and, as such, are classified as Level 1.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables set forth the carrying value of our assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurement falls at the dates indicated.

	Carrying Value at December 31, 2011
(In Thousands)	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$298,620	$-	$298,620	$-
Non-GSE issuance REMICs and CMOs	15,795	-	15,795	-
GSE pass-through certificates	25,192	-	25,192	-
Freddie Mac and Fannie Mae stock	4,580	4,580	-	-
Total securities available-for-sale	$344,187	$4,580	$339,607	$-

	Carrying Value at December 31, 2010
(In Thousands)	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$509,233	$-	$509,233	$-
Non-GSE issuance REMICs and CMOs	20,664	-	20,664	-
GSE pass-through certificates	29,896	-	29,896	-
Freddie Mac and Fannie Mae stock	2,160	2,160	-	-
Total securities available-for-sale	$561,953	$2,160	$559,793	$-

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Non-performing loans held-for-sale, net

Non-performing loans held-for-sale consisted primarily of multi-family and commercial real estate mortgage loans at December 31, 2011 and 2010. Fair values of non-performing loans held-for-sale are estimated through either bids received on the loans or a discounted cash flow analysis of the underlying collateral and adjusted as necessary, by management, to reflect current market conditions and, as such, are classified as Level 3.

Loans receivable, net (impaired loans)

Impaired loans were comprised primarily of one-to-four family mortgage loans at December 31, 2011 and 2010. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. Fair values are estimated through current appraisals, broker opinions or automated valuation models and adjusted as necessary, by management, to reflect current market conditions and, as such, are classified as Level 3. Impaired loans for which a fair value adjustment was recognized consisted primarily of one-to-four family mortgage loans at December 31, 2011 and 2010.

MSR, net

The right to service loans for others is generally obtained through the sale of one-to-four family mortgage loans with servicing retained. MSR are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. Management reviews the assumptions used to estimate the fair value of MSR, which are described further in Note 6, to ensure they reflect current and anticipated market conditions.

REO, net

REO was comprised of one-to-four family properties at December 31, 2011 and 2010. The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker. As these properties are

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

The following table sets forth the carrying value of those of our assets which were measured at fair value on a non-recurring basis at the dates indicated. The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	Carrying Value at December 31,
(In Thousands)	2011	2010
Non-performing loans held-for-sale, net	$19,744	$10,895
Impaired loans	232,849	197,620
MSR, net	8,136	9,204
REO, net	36,956	53,990
Total	$297,685	$271,709

The following table provides information regarding the losses recognized on our assets measured at fair value on a non-recurring basis for the periods indicated.

	For the Year Ended December 31,
(In Thousands)	2011	2010	2009
Non-performing loans held-for-sale, net (1)	$10,020	$5,374	$7,835
Impaired loans (2)	48,080	52,022	42,372
MSR, net (3)	148	-	-
REO, net (4)	6,677	12,104	17,537
Total	$64,925	$69,500	$67,744

(1)	Losses are charged against the allowance for loan losses in the case of a write-down upon the reclassification of a loan to held-for-sale. Losses subsequent to the reclassification of a loan to held-for-sale are charged to other non-interest income.
(2)	Losses are charged against the allowance for loan losses.
(3)	Losses are charged to mortgage banking income, net.
(4)	Losses are charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to REO. Losses subsequent to the transfer of a loan to REO are charged to REO expense which is a component of other non-interest expense.

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

	At December 31,
	2011		2010
(In Thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Repurchase agreements	$-	$-	$51,540	$51,540
Securities held-to-maturity	2,130,804	2,176,925	2,003,784	2,042,110
FHLB-NY stock	131,667	131,667	149,174	149,174
Loans held-for-sale, net (1)	32,394	32,611	44,870	45,713
Loans receivable, net (1)	13,117,419	13,368,354	14,021,548	14,480,713
MSR, net (1)	8,136	8,137	9,204	9,214
Financial Liabilities:
Deposits	11,245,614	11,416,033	11,599,000	11,784,632
Borrowings, net	4,121,573	4,624,636	4,869,204	5,320,510

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Deposits

The fair values of deposits with no stated maturity, such as savings, money market, NOW and demand deposit accounts, are equal to the amount payable on demand. The fair values of certificates of deposit and Liquid CDs are based on discounted contractual cash flows using the weighted average remaining life of the portfolio discounted by the corresponding LIBOR Swap Curve as posted by the OCC.

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

Astoria Financial Corporation - Condensed Statements of Financial Condition

	At December 31,
(In Thousands)	2011	2010
Assets:
Cash	$52,490	$9
Repurchase agreements	-	51,540
ESOP loans receivable	12,143	19,923
Other assets	284	445
Investment in Astoria Federal	1,572,902	1,561,265
Investment in AF Insurance Agency, Inc.	899	797
Investment in Astoria Capital Trust I	3,929	3,929
Total assets	$1,642,647	$1,637,908
Liabilities and stockholders’ equity:
Other borrowings, net	$378,573	$378,204
Other liabilities	3,304	3,221
Amounts due to subsidiaries	9,572	14,703
Stockholders’ equity	1,251,198	1,241,780
Total liabilities and stockholders’ equity	$1,642,647	$1,637,908

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation - Condensed Statements of Income

	For the Year Ended December 31,
(In Thousands)	2011	2010	2009
Interest income:
Repurchase agreements	$19	$64	$47
ESOP loans receivable	1,194	1,437	1,714
Total interest income	1,213	1,501	1,761
Interest expense on borrowings	27,262	27,262	27,453
Net interest expense	26,049	25,761	25,692
Non-interest income	204	9	-
Cash dividends from subsidiaries	65,030	79,055	82,064
Non-interest expense:
Compensation and benefits	4,278	4,174	3,989
Other	2,898	2,805	2,865
Total non-interest expense	7,176	6,979	6,854
Income before income taxes and equity in undistributed (overdistributed) earnings of subsidiaries	32,009	46,324	49,518
Income tax benefit	11,574	11,406	11,307
Income before equity in undistributed (overdistributed) earnings of subsidiaries	43,583	57,730	60,825
Equity in undistributed (overdistributed) earnings of subsidiaries (1)	23,626	16,004	(33,141)
Net income	$67,209	$73,734	$27,684

(1)	The equity in overdistributed earnings of subsidiaries for the year ended December 31, 2009 represents dividends paid to us in excess of our subsidiaries' 2009 earnings.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation - Condensed Statements of Cash Flows

	For the Year Ended December 31,
(In Thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$67,209	$73,734	$27,684
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) overdistributed earnings of subsidiaries	(23,626)	(16,004)	33,141
Amortization of premiums and deferred costs	699	699	890
Increase in other assets, net of other liabilities and amounts due to subsidiaries	(1,423)	(3,430)	(2,486)
Net cash provided by operating activities	42,859	54,999	59,229
Cash flows from investing activities:
Principal payments on ESOP loans receivable	7,780	4,322	4,320
Net cash provided by investing activities	7,780	4,322	4,320
Cash flows from financing activities:
Cash dividends paid to stockholders	(49,435)	(48,692)	(47,758)
Cash received for options exercised	-	112	578
Net tax benefit (shortfall) excess from stock-based compensation	(263)	776	(402)
Net cash used in financing activities	(49,698)	(47,804)	(47,582)
Net increase in cash and cash equivalents	941	11,517	15,967
Cash and cash equivalents at beginning of year	51,549	40,032	24,065
Cash and cash equivalents at end of year	$52,490	$51,549	$40,032

Supplemental disclosure:
Cash paid during the year for interest	$26,563	$26,563	$26,563

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	For the Year Ended December 31, 2011
	First	Second	Third	Fourth
(In Thousands, Except Per Share Data)	Quarter	Quarter	Quarter	Quarter
Interest income	$186,508	$178,513	$168,724	$161,503
Interest expense	84,979	82,791	78,080	73,972
Net interest income	101,529	95,722	90,644	87,531
Provision for loan losses	7,000	10,000	10,000	10,000
Net interest income after provision for loan losses	94,529	85,722	80,644	77,531
Non-interest income	18,043	17,040	16,542	17,290
Total income	112,572	102,762	97,186	94,821
General and administrative expense	69,619	75,954	78,596	77,248
Income before income tax expense	42,953	26,808	18,590	17,573
Income tax expense	15,569	9,963	7,374	5,809
Net income	$27,384	$16,845	$11,216	$11,764
Basic earnings per common share	$0.29	$0.18	$0.12	$0.12
Diluted earnings per common share	$0.29	$0.18	$0.12	$0.12

	For the Year Ended December 31, 2010
	First	Second		Third	Fourth
(In Thousands, Except Per Share Data)	Quarter	Quarter		Quarter	Quarter
Interest income	$228,588	$220,627		$209,561	$196,523
Interest expense	114,236	108,678		103,536	95,282
Net interest income	114,352	111,949		106,025	101,241
Provision for loan losses	45,000	35,000		20,000	15,000
Net interest income after provision for loan losses	69,352	76,949		86,025	86,241
Non-interest income	18,692	23,172	(1)	18,612	20,712
Total income	88,044	100,121		104,637	106,953
General and administrative expense	68,259	75,828	(2)	70,904	69,927
Income before income tax expense	19,785	24,293		33,733	37,026
Income tax expense	6,859	8,747		12,282	13,215
Net income	$12,926	$15,546		$21,451	$23,811
Basic earnings per common share	$0.14	$0.17		$0.23	$0.25
Diluted earnings per common share	$0.14	$0.17		$0.23	$0.25

(1) Includes a $6.2 million litigation settlement.

(2) Includes a $7.9 million litigation settlement.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

3.1	Certificate of Incorporation of Astoria Financial Corporation, as amended effective as of June 3, 1998 and as further amended on September 6, 2006 and September 20, 2006. (1)

3.2	Bylaws of Astoria Financial Corporation, as amended March 19, 2008. (2)

4.1	Astoria Financial Corporation Specimen Stock Certificate. (3)

4.2	Federal Stock Charter of Astoria Federal Savings and Loan Association. (4)

4.3	Bylaws of Astoria Federal Savings and Loan Association, as amended effective July 1, 2011. (5)

4.4	Indenture, dated as of October 28, 1999, between Astoria Financial Corporation and Wilmington Trust Company, as Debenture Trustee, including as Exhibit A thereto the Form of Certificate of Exchange Junior Subordinated Debentures. (6)

4.5	Form of Certificate of Junior Subordinated Debenture. (6)

4.6	Form of Certificate of Exchange Junior Subordinated Debenture. (6)

4.7	Amended and Restated Declaration of Trust of Astoria Capital Trust I, dated as of October 28, 1999. (6)

4.8	Common Securities Guarantee Agreement of Astoria Financial Corporation, dated as of October 28, 1999. (6)

4.9	Form of Certificate Evidencing Common Securities of Astoria Capital Trust I. (6)

4.10	Form of Exchange Capital Security Certificate for Astoria Capital Trust I. (6)

4.11	Series A Capital Securities Guarantee Agreement of Astoria Financial Corporation, dated as of October 28, 1999. (6)

4.12	Form of Series B Capital Securities Guarantee Agreement of Astoria Financial Corporation. (6)

4.13	Form of Capital Security Certificate of Astoria Capital Trust I. (6)

4.14	Indenture between Astoria Financial Corporation and Wilmington Trust Company, as Debenture Trustee, dated as of October 16, 2002, relating to the Senior Notes due 2012. (7)

4.15	Form of 5.75% Senior Note due 2012, Series B. (7)

4.16	Astoria Financial Corporation Automatic Dividend Reinvestment and Stock Purchase Plan. (8)

Exhibit No.	Identification of Exhibit

10.1	Agreement dated as of December 28, 2000 by and between Astoria Federal Savings and Loan Association, Astoria Financial Corporation, the Astoria Federal Savings and Loan Association Employee Stock Ownership Plan Trust and The Long Island Savings Bank FSB Employee Stock Ownership Plan Trust. (4)

10.2	Amended and Restated Loan Agreement by and between Astoria Federal Savings and Loan Association Employee Stock Ownership Plan Trust and Astoria Financial Corporation made and entered into as of January 1, 2000. (4)

10.3	Promissory Note of Astoria Federal Savings and Loan Association Employee Stock Ownership Plan Trust dated January 1, 2000. (4)

10.4	Pledge Agreement made as of January 1, 2000 by and between Astoria Federal Savings and Loan Association Employee Stock Ownership Plan Trust and Astoria Financial Corporation. (4)

10.5	Amended and Restated Loan Agreement by and between The Long Island Savings Bank FSB Employee Stock Ownership Plan Trust and Astoria Financial Corporation made and entered into as of January 1, 2000. (4)

10.6	Promissory Note of The Long Island Savings Bank FSB Employee Stock Ownership Plan Trust dated January 1, 2000. (4)

10.7	Pledge Agreement made as of January 1, 2000 by and between The Long Island Savings Bank FSB Employee Stock Ownership Plan Trust and Astoria Financial Corporation. (4)

10.8	Letter dated August 29, 2008 from Astoria Financial Corporation to Astoria Federal Savings and Loan Association Employee Stock Ownership Plan Trust regarding Amended and Restated Loan Agreement entered into as of January 1, 2000. (9)

Exhibits 10.9 through 10.87 are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(c) of this report.

10.9	Astoria Federal Savings and Loan Association and Astoria Financial Corporation Directors’ Retirement Plan, as amended and restated effective April 1, 2006 and further amended and restated effective January 1, 2009. (10)

10.10	The Long Island Bancorp, Inc., Non-Employee Directors Retirement Benefit Plan, as amended June 24, 1997 and as further Amended December 31, 2008. (10)

10.11	Astoria Financial Corporation Death Benefit Plan for Outside Directors. (3)

10.12	Astoria Financial Corporation Death Benefit Plan for Outside Directors - Amendment No. 1. (10)

10.13	Deferred Compensation Plan for Directors of Astoria Financial Corporation as Amended Effective January 1, 2009. (10)

10.14	1999 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as amended December 29, 2005. (11)

Exhibit No.	Identification of Exhibit

10.15	1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, as amended December 29, 2005. (11)

10.16	2003 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as amended December 29, 2005. (11)

10.17	2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (12)

10.18	Amendment No. 1 to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (13)

10.19	Amendment No. 2 to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (14)

10.20	Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (15)

10.21	Amendment No. 1 to the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (16)

10.22	Amendment No. 2 to the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (17)

10.23	Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and George L. Engelke, Jr. utilized in connection with the award dated December 20, 2006 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (18)

10.24	Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients other than George L. Engelke, Jr. utilized in connection with awards dated December 20, 2006 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (18)

10.25	Form of Performance-Based Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and Award Recipients utilized in connection with the award to Monte N. Redman dated July 1, 2011 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees, as amended. (5)

10.26	Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and George L. Engelke, Jr. utilized in connection with the award dated January 28, 2008 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (19)

10.27	Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and Arnold K. Greenberg utilized in connection with the award dated January 28, 2008 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (19)

Exhibit No.	Identification of Exhibit

10.28	Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients other than George L. Engelke, Jr. and Arnold K. Greenberg utilized in connection with awards dated January 28, 2008 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (19)

10.29	Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards dated January 28, 2008 pursuant to the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (19)

10.30	Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (20)

10.31	Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the Astoria Financial Corporation 2007 Non-employee Director Stock Plan. (20)

10.32	Form of Waiver of Plan Benefit due under the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan for the 2012 calendar year scheduled for grant on or about January 30, 2012, executed by all eligible directors. (*)

10.33	Astoria Federal Savings and Loan Association Annual Incentive Plan for Select Executives. (21)

10.34	Amendment No. 1 to the Astoria Federal Savings and Loan Association Annual Incentive Plan for Select Executives effective December 31, 2008, dated November 12, 2009. (22)

10.35	Astoria Financial Corporation Executive Officer Annual Incentive Plan, as amended. (23)

10.36	Astoria Financial Corporation Amended and Restated Employment Agreement with George L. Engelke, Jr., entered into as of January 1, 2009. (10)

10.37	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and George L. Engelke, Jr. dated as of April 21, 2010. (24)

10.38	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with George L. Engelke, Jr., entered into as of January 1, 2009. (10)

10.39	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and George L. Engelke, Jr. dated as of April 21, 2010. (24)

10.40	Acknowledgement and agreement by George L. Engelke, Jr. amending Exhibits 10.37 and 10.39 above. (*)

10.41	Astoria Financial Corporation Amended and Restated Employment Agreement with Gerard C. Keegan, entered into as of January 1, 2009. (10)

Exhibit No.	Identification of Exhibit

10.42	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Gerard C. Keegan dated as of April 21, 2010. (24)

10.43	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Gerard C. Keegan, entered into as of January 1, 2009. (10)

10.44	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Gerard C. Keegan dated as of April 21, 2010. (24)

10.45	Astoria Financial Corporation Amended and Restated Employment Agreement with Arnold K. Greenberg entered into as of January 1, 2009. (10)

10.46	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Arnold K. Greenberg dated as of April 21, 2010. (24)

10.47	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Arnold K. Greenberg, entered into as of January 1, 2009. (10)

10.48	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Arnold K. Greenberg dated as of April 21, 2010. (24)

10.49	Astoria Financial Corporation Amended and Restated Employment Agreement with Gary T. McCann, entered into as of January 1, 2009. (10)

10.50	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Gary T. McCann dated as of April 21, 2010. (24)

10.51	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Gary T. McCann, entered into as of January 1, 2009. (10)

10.52	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Gary T. McCann dated as of April 21, 2010. (24)

10.53	Astoria Financial Corporation Amended and Restated Employment Agreement with Monte N. Redman entered into as of January 1, 2009. (10)

10.54	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Monte N. Redman dated as of April 21, 2010. (24)

10.55	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Monte N. Redman, entered into as of January 1, 2009. (10)

10.56	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Monte N. Redman dated as of April 21, 2010. (24)

10 .57	Astoria Financial Corporation Amended and Restated Employment Agreement with Alan P. Eggleston entered into as of January 1, 2009. (10)

Exhibit No.	Identification of Exhibit

10.58	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Alan P. Eggleston dated as of April 21, 2010. (24)

10.59	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Alan P. Eggleston, entered into as of January 1, 2009. (10)

10.60	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Alan P. Eggleston dated as of April 21, 2010. (24)

10.61	Astoria Financial Corporation Amended and Restated Employment Agreement with Frank E. Fusco, entered into as of January 1, 2009. (10)

10.62	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Frank E. Fusco dated as of April 21, 2010. (24)

10.63	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Frank E. Fusco, entered into as of January 1, 2009. (10)

10.64	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Frank E. Fusco dated as of April 21, 2010. (24)

10.65	Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Josie Callari. (10)

10.66	Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Josie Callari dated as of April 21, 2010. (24)

10.67	Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert J. DeStefano. (10)

10.68	Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert J. DeStefano dated as of April 21, 2010. (24)

10.69	Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert T. Volk. (10)

10.70	Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert T. Volk dated as of April 21, 2010. (24)

10.71	Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Ira M. Yourman. (10)

Exhibit No.	Identification of Exhibit

10.72	Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Ira M. Yourman dated as of April 21, 2010. (24)

10.73	Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Brian T. Edwards. (10)

10.74	Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Brian T. Edwards dated as of April 21, 2010. (24)

10.75	Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Anthony S. DiCostanzo. (10)

10.76	Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Anthony S. DiCostanzo dated as of April 21, 2010. (24)

10.77	Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Thomas E. Lavery. (10)

10.78	Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Thomas E. Lavery dated as of April 21, 2010. (24)

10.79	Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and William J. Mannix, Jr. (10)

10.80	Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and William J. Mannix, Jr. dated as of April 21, 2010. (24)

10.81	Change of Control Severance Agreement, entered into as of January 1, 2011, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Peter M. Finn. (25)

10.82	Change of Control Severance Agreement, entered into as of February 14, 2011, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Gary M. Honstedt. (13)

10.83	Change of Control Severance Agreement, entered into as of April 18, 2011, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Stephen Sipola. (5)

10.84	Astoria Federal Savings and Loan Association Excess Benefit Plan, as amended effective January 1, 2009. (10)

Exhibit No.	Identification of Exhibit

10.85	Astoria Federal Savings and Loan Association Supplemental Benefit Plan, as amended effective January 1, 2009. (10)

10.86	Astoria Federal Savings and Loan Association’s Amended and Restated Retirement Medical and Dental Benefit Policy for Senior Officers (Vice Presidents & Above). (10)

10.87	Form of notice of non-extension of Amended and Restated Employment Agreement. (*)

12.1	Statement regarding computation of ratios. (*)

21.1	Subsidiaries of Astoria Financial Corporation. (*)

23.1	Consent of Independent Registered Public Accounting Firm. (*)

31.1	Certifications of Chief Executive Officer. (*)

31.2	Certifications of Chief Financial Officer. (*)

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to Securities and Exchange Commission rules, this exhibit will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. (*)

99.1	Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2012, which will be filed with the SEC within 120 days from December 31, 2011, is incorporated herein by reference.

101.INS	XBRL Instance Document (**)

101.SCH	XBRL Taxonomy Extension Schema Document (**)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (**)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (**)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (**)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (**)

____________________________________

(*)	Filed herewith. Copies of exhibits will be provided to shareholders upon written request to Astoria Financial Corporation, Investor Relations Department, One Astoria Federal Plaza, Lake Success, New York 11042 at a charge of $0.10 per page. Copies are also available at no charge through the SEC website at www.sec.gov/edgar/searchedgar/webusers.htm.

(**)	Pursuant to Securities and Exchange Commission rules, these interactive data file exhibits shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of those sections.

(1)	Incorporated by reference to (i) Astoria Financial Corporation’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on September 10, 1998 (File Number 000-22228), (ii) Astoria Financial Corporation’s Current Report on Form 8-K, dated September 6, 2006, filed with the Securities and Exchange Commission on September 11, 2006 (File Number 001-11967) and (iii) Astoria Financial Corporation’s Current Report on Form 8-K, dated September 20, 2006, filed with the Securities and Exchange Commission on September 22, 2006 (File Number 001-11967).

(2)	Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K, dated March 19, 2008, filed with the Securities and Exchange Commission on March 20, 2008 (File Number 001-11967).

(3)	Incorporated by reference to Astoria Financial Corporation’s Registration Statement on Form S-3 dated and filed with the Securities and Exchange Commission on May 19, 2010 (File Number 333-166957).

(4)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 26, 2001 (File Number 000-22228).

(5)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 5, 2011 (File Number 001-11967).

(6)	Incorporated by reference to Form S-4 Registration Statement, filed with the Securities and Exchange Commission on February 18, 2000 (File Number 333-30792).

(7)	Incorporated by reference to Form S-4 Registration Statement, filed with the Securities and Exchange Commission on December 6, 2002 (File Number 333-101694).

(8)	Incorporated by reference to Form 424B3 Prospectus Supplement, filed with the Securities and Exchange Commission on February 1, 2000 (File Number 033-98532).

(9)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008 (File Number 001-11967).

(10)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009 (File Number 001-11967).

(11)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 10, 2006 (File Number 001-11967).

(12)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement filed with the Securities and Exchange Commission on April 11, 2005 (File Number 001-11967).

(13)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 6, 2011 (File Number 001-11967).

(14)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 11, 2011 (File Number 001-11967).

(15)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 10, 2007 (File Number 001-11967).

(16)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2010 (File Number 001-11967).

(17)	Incorporated by reference to Astoria Financial Corporation’s Form S-8, filed with the Securities and Exchange Commission on November 30, 2010 (File No. 333-170874).

(18)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 1, 2007 (File Number 001-11967), as amended by Astoria Financial Corporation’s Annual Report on Form 10-K/A, Amendment No. 1, for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on January 25, 2008 (File Number 001-11967).

(19)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 9, 2008 (File Number 001-11967).

(20)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 8, 2009 (File Number 001-11967).

(21)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 24, 1999 (File Number 000-22228).

(22)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010 (File Number 001-11967).

(23)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 13, 2009 (File Number 001-11967).

(24)	Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on April 22, 2010 (File Number 001-11967).

(25)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011 (File Number 001-11967).

