Form 10-Q
period 2012-03-31
ASTORIA FINANCIAL CORP
filed 2012-05-10
CIK 910322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, April 27, 2012

$.01 Par Value	98,448,461

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	(Unaudited)
(In Thousands, Except Share Data)	At March 31, 2012	At December 31, 2011
Assets:
Cash and due from banks	$121,653	$132,704
Available-for-sale securities:
Encumbered	173,938	268,725
Unencumbered	134,694	75,462
Total available-for-sale securities	308,632	344,187
Held-to-maturity securities, fair value of $2,255,457 and $2,176,925, respectively:
Encumbered	1,583,807	1,601,003
Unencumbered	622,063	529,801
Total held-to-maturity securities	2,205,870	2,130,804
Federal Home Loan Bank of New York stock, at cost	146,598	131,667
Loans held-for-sale, net	22,918	32,394
Loans receivable	13,380,647	13,274,604
Allowance for loan losses	(149,899)	(157,185)
Loans receivable, net	13,230,748	13,117,419
Mortgage servicing rights, net	8,057	8,136
Accrued interest receivable	45,723	46,528
Premises and equipment, net	118,388	119,946
Goodwill	185,151	185,151
Bank owned life insurance	411,138	409,637
Real estate owned, net	39,931	48,059
Other assets	266,871	315,423
Total assets	$17,111,678	$17,022,055
Liabilities:
Deposits:
Savings	$2,811,218	$2,750,715
Money market	1,166,443	1,114,404
NOW and demand deposit	1,925,073	1,861,488
Certificates of deposit	5,209,914	5,519,007
Total deposits	11,112,648	11,245,614
Reverse repurchase agreements	1,600,000	1,700,000
Federal Home Loan Bank of New York advances	2,355,000	2,043,000
Other borrowings, net	378,666	378,573
Mortgage escrow funds	142,154	110,841
Accrued expenses and other liabilities	252,869	292,829
Total liabilities	15,841,337	15,770,857

Stockholders' Equity:
Preferred stock, $1.00 par value (5,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock, $.01 par value (200,000,000 shares authorized;
166,494,888 shares issued; and 98,442,461 and 98,537,715
shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	876,479	875,395
Retained earnings	1,860,023	1,861,592
Treasury stock (68,052,427 and 67,957,173 shares, at cost, respectively)	(1,406,279)	(1,404,311)
Accumulated other comprehensive loss	(55,079)	(75,661)
Unallocated common stock held by ESOP (1,765,686 and 2,042,367
shares, respectively)	(6,468)	(7,482)
Total stockholders' equity	1,270,341	1,251,198
Total liabilities and stockholders' equity	$17,111,678	$17,022,055

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
(In Thousands, Except Share Data)	2012	2011
Interest income:
One-to-four family mortgage loans	$99,292	$114,676
Multi-family and commercial real estate mortgage loans	36,470	44,492
Consumer and other loans	2,341	2,507
Mortgage-backed and other securities	18,021	22,423
Repurchase agreements and interest-earning cash accounts	53	93
Federal Home Loan Bank of New York stock	1,602	2,317
Total interest income	157,779	186,508
Interest expense:
Deposits	29,427	37,032
Borrowings	40,156	47,947
Total interest expense	69,583	84,979
Net interest income	88,196	101,529
Provision for loan losses	10,000	7,000
Net interest income after provision for loan losses	78,196	94,529
Non-interest income:
Customer service fees	10,482	11,722
Other loan fees	887	932
Gain on sales of securities	2,477	-
Mortgage banking income, net	1,355	2,433
Income from bank owned life insurance	2,423	2,235
Other	1,943	721
Total non-interest income	19,567	18,043
Non-interest expense:
General and administrative:
Compensation and benefits	42,160	36,533
Occupancy, equipment and systems	16,724	16,566
Federal deposit insurance premiums	11,203	5,514
Advertising	1,834	1,684
Other	10,280	9,322
Total non-interest expense	82,201	69,619
Income before income tax expense	15,562	42,953
Income tax expense	5,566	15,569
Net income	$9,996	$27,384
Basic earnings per common share	$0.11	$0.29
Diluted earnings per common share	$0.11	$0.29
Basic weighted average common shares	95,018,867	92,734,401
Diluted weighted average common and
common equivalent shares	95,018,867	92,734,401

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended
	March 31,
(In Thousands)	2012	2011

Net income	$9,996	$27,384

Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on securities available-for-sale:
Net unrealized holding (losses) gains on securities arising during the period	(814)	1,163
Reclassification adjustment for gains included in net income	(1,604)	-
Net unrealized (loss) gain on securities available-for-sale	(2,418)	1,163

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the period	24,286	-
Reclassification adjustment for net actuarial loss included in net income	2,201	1,362
Net actuarial loss adjustment on pension plans and other postretirement benefits	26,487	1,362

Prior service cost adjustment on pension plans and other postretirement benefits:
Prior service cost adjustment arising during the period	(3,537)	-
Reclassification adjustment for prior service cost included in net income	2	15
Prior service cost adjustment on pension plans and other postretirement benefits	(3,535)	15

Reclassification adjustment for loss on cash flow hedge included in net income	48	48

Total other comprehensive income, net of tax	20,582	2,588

Comprehensive income	$30,578	$29,972

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Three Months Ended March 31, 2012

(In Thousands, Except Share Data)	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP

Balance at December 31, 2011	$1,251,198	$1,665	$875,395	$1,861,592	$(1,404,311)	$(75,661)	$(7,482)

Net income	9,996	-	-	9,996	-	-	-

Other comprehensive income, net of tax	20,582	-	-	-	-	20,582	-

Dividends on common stock ($0.13 per share)	(12,545)	-	-	(12,545)	-	-	-

Restricted stock grants (6,000 shares)	-	-	(49)	(75)	124	-	-

Forfeitures of restricted stock (101,254 shares)	-	-	1,406	686	(2,092)	-	-

Stock-based compensation	519	-	150	369	-	-	-

Net tax benefit shortfall from stock-based
compensation	(1,912)	-	(1,912)	-	-	-	-

Allocation of ESOP stock	2,503	-	1,489	-	-	-	1,014

Balance at March 31, 2012	$1,270,341	$1,665	$876,479	$1,860,023	$(1,406,279)	$(55,079)	$(6,468)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
(In Thousands)	2012	2011
Cash flows from operating activities:
Net income	$9,996	$27,384
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on loans	6,746	7,313
Net amortization on securities and borrowings	3,406	1,498
Net provision for loan and real estate losses	11,391	7,795
Depreciation and amortization	2,969	2,906
Net gain on sales of loans and securities	(4,688)	(1,343)
Net loss (gain) on dispositions of equipment	52	(20)
Other asset impairment charges	54	523
Originations of loans held-for-sale	(77,283)	(58,088)
Proceeds from sales and principal repayments of loans held-for-sale	72,471	86,727
Stock-based compensation and allocation of ESOP stock	3,022	5,019
Decrease in accrued interest receivable	805	643
Mortgage servicing rights amortization and valuation allowance adjustments, net	911	37
Bank owned life insurance income and insurance proceeds received, net	(1,501)	6,259
Decrease in other assets	38,366	35,501
Decrease in accrued expenses and other liabilities	(4,542)	(19,177)
Net cash provided by operating activities	62,175	102,977
Cash flows from investing activities:
Originations of loans receivable	(925,868)	(515,994)
Loan purchases through third parties	(321,174)	(214,448)
Principal payments on loans receivable	1,103,257	1,115,822
Proceeds from sales of delinquent and non-performing loans	15,587	6,501
Purchases of securities held-to-maturity	(308,420)	(356,744)
Purchases of securities available-for-sale	(66,350)	-
Principal payments on securities held-to-maturity	230,086	241,572
Principal payments on securities available-for-sale	46,118	73,496
Proceeds from sales of securities available-for-sale	54,318	-
Net (purchases) redemptions of Federal Home Loan Bank of New York stock	(14,931)	12,561
Proceeds from sales of real estate owned, net	19,724	21,480
Purchases of premises and equipment	(1,463)	(2,570)
Net cash (used in) provided by investing activities	(169,116)	381,676
Cash flows from financing activities:
Net decrease in deposits	(132,966)	(123,661)
Net increase in borrowings with original terms of three months or less	331,000	124,000
Proceeds from borrowings with original terms greater than three months	100,000	-
Repayments of borrowings with original terms greater than three months	(219,000)	(416,000)
Net increase in mortgage escrow funds	31,313	32,149
Cash dividends paid to stockholders	(12,545)	(12,350)
Net tax benefit shortfall from stock-based compensation	(1,912)	(23)
Net cash provided by (used in) financing activities	95,890	(395,885)
Net (decrease) increase in cash and cash equivalents	(11,051)	88,768
Cash and cash equivalents at beginning of period	132,704	119,016
Cash and cash equivalents at end of period	$121,653	$207,784

Supplemental disclosures:
Interest paid	$64,389	$79,854
Income taxes paid	$1,022	$18,606
Additions to real estate owned	$12,987	$19,912
Loans transferred to held-for-sale	$-	$6,082

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In addition to Astoria Federal and AF Insurance Agency, Inc., we have another subsidiary, Astoria Capital Trust I, which is not consolidated with Astoria Financial Corporation for financial reporting purposes. Astoria Capital Trust I was formed for the purpose of issuing $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, and $3.9 million of common securities, which are owned by Astoria Financial Corporation, and used the proceeds to acquire Junior Subordinated Debentures issued by Astoria Financial Corporation. The Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I. The Junior Subordinated Debentures are prepayable, in whole or in part, at our option at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value. The Capital Securities have the same prepayment provisions as the Junior Subordinated Debentures. Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement relating to the Capital Securities. See Note 9 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of our 2011 Annual Report on Form 10-K for restrictions on our subsidiaries’ ability to pay dividends to us.

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2012 and December 31, 2011, our results of operations and other comprehensive income for the three months ended March 31, 2012 and 2011, changes in our stockholders’ equity for the three months ended March 31, 2012 and our cash flows for the three months ended March 31, 2012 and 2011. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of March 31, 2012 and December 31, 2011, and amounts of revenues, expenses and other comprehensive income/loss in the consolidated statements of income and comprehensive income for the three months ended March 31, 2012 and 2011. The results of operations and other comprehensive income/loss for the three months ended March 31, 2012 are not necessarily indicative of the results of operations and other comprehensive income/loss to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2011 audited consolidated financial statements and related notes included in our 2011 Annual Report on Form 10-K.

2.	Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At March 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Residential mortgage-backed securities:
GSE (1) issuance REMICs and CMOs (2)	$232,060	$7,643	$-	$239,703
Non-GSE issuance REMICs and CMOs	15,195	2	(188)	15,009
GSE pass-through certificates	23,345	1,071	(2)	24,414
Total residential mortgage-backed securities	270,600	8,716	(190)	279,126
Obligations of GSEs	24,950	-	(64)	24,886
Freddie Mac and Fannie Mae stock	15	4,620	(15)	4,620
Total securities available-for-sale	$295,565	$13,336	$(269)	$308,632
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$2,162,717	$49,542	$(100)	$2,212,159
Non-GSE issuance REMICs and CMOs	9,875	92	(3)	9,964
GSE pass-through certificates	390	18	-	408
Total residential mortgage-backed securities	2,172,982	49,652	(103)	2,222,531
Obligations of GSEs	29,999	-	(44)	29,955
Obligations of states and political subdivisions	2,889	82	-	2,971
Total securities held-to-maturity	$2,205,870	$49,734	$(147)	$2,255,457

(1)   Government-sponsored enterprise

(2)   Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$286,862	$11,759	$(1)	$298,620
Non-GSE issuance REMICs and CMOs	16,092	-	(297)	15,795
GSE pass-through certificates	24,168	1,026	(2)	25,192
Total residential mortgage-backed securities	327,122	12,785	(300)	339,607
Freddie Mac and Fannie Mae stock	15	4,580	(15)	4,580
Total securities available-for-sale	$327,137	$17,365	$(315)	$344,187
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$2,054,380	$45,929	$(146)	$2,100,163
Non-GSE issuance REMICs and CMOs	15,105	92	(1)	15,196
GSE pass-through certificates	475	24	-	499
Total residential mortgage-backed securities	2,069,960	46,045	(147)	2,115,858
Obligations of GSEs	57,868	140	-	58,008
Obligations of states and political subdivisions	2,976	83	-	3,059
Total securities held-to-maturity	$2,130,804	$46,268	$(147)	$2,176,925

The following tables set forth the estimated fair values of securities with gross unrealized losses at the dates indicated, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the dates indicated.

	At March 31, 2012
	Less Than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
Non-GSE issuance REMICs and CMOs	$43	$(1)	$14,568	$(187)	$14,611	$(188)
GSE pass-through certificates	92	(1)	23	(1)	115	(2)
Obligations of GSEs	24,886	(64)	-	-	24,886	(64)
Freddie Mac and Fannie Mae stock	-	-	-	(15)	-	(15)
Total temporarily impaired securities available-for-sale	$25,021	$(66)	$14,591	$(203)	$39,612	$(269)
Held-to-maturity:
GSE issuance REMICs and CMOs	$72,340	$(100)	$-	$-	$72,340	$(100)
Non-GSE issuance REMICs and CMOs	1,777	(3)	-	-	1,777	(3)
Obligations of GSEs	29,955	(44)	-	-	29,955	(44)
Total temporarily impaired securities held-to-maturity	$104,072	$(147)	$-	$-	$104,072	$(147)

	At December 31, 2011
	Less Than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
GSE issuance REMICs and CMOs	$360	$(1)	$-	$-	$360	$(1)
Non-GSE issuance REMICs and CMOs	495	(21)	15,261	(276)	15,756	(297)
GSE pass-through certificates	623	(2)	-	-	623	(2)
Freddie Mac and Fannie Mae stock	-	-	-	(15)	-	(15)
Total temporarily impaired securities available-for-sale	$1,478	$(24)	$15,261	$(291)	$16,739	$(315)
Held-to-maturity:
GSE issuance REMICs and CMOs	$53,347	$(146)	$-	$-	$53,347	$(146)
Non-GSE issuance REMICs and CMOs	1,247	(1)	-	-	1,247	(1)
Total temporarily impaired securities held-to-maturity	$54,594	$(147)	$-	$-	$54,594	$(147)

We held 33 securities which had an unrealized loss at March 31, 2012 and 36 at December 31, 2011. At March 31, 2012 and December 31, 2011, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment is directly related to the change in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. None of the unrealized losses are related to credit losses. Therefore, at March 31, 2012 and December 31, 2011, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

During the three months ended March 31, 2012, proceeds from sales of securities from the available-for-sale portfolio totaled $54.3 million, resulting in gross realized gains totaling $2.5 million. There were no sales of securities from the available-for-sale portfolio during the three months ended March 31, 2011.

At March 31, 2012, we held available-for-sale debt securities, excluding mortgage-backed securities, with a contractual maturity in 2021 which had an amortized cost of $25.0 million and fair value of $24.9 million. Held-to-maturity debt securities, excluding mortgage-backed securities, had an amortized cost and fair value of $32.9 million at March 31, 2012. These securities have contractual maturities between 2017 and 2021. Actual maturities will differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

The balance of accrued interest receivable for securities totaled $7.4 million at March 31, 2012 and $7.5 million at December 31, 2011.

At March 31, 2012, we held securities with an amortized cost of $54.9 million which are callable within one year and at various times thereafter.

3.     Loans Held-for-Sale

Loans held-for-sale, net, includes fifteen and thirty year fixed rate one-to-four family mortgage loans originated for sale that conform to GSE guidelines (conforming loans), as well as certain delinquent and non-performing loans. Upon our decision to sell certain delinquent and non-performing loans held in portfolio, we reclassify them to held-for-sale at the lower of cost or fair value, less estimated selling costs. Non-performing loans held-for-sale, included in loans held-for-sale, net, totaled $4.9 million, net of a valuation allowance of $54,000, at March 31, 2012 and $19.7 million, net of a valuation allowance of $63,000, at December 31, 2011. Non-performing loans held-for-sale were comprised primarily of multi-family and commercial real estate mortgage loans at March 31, 2012 and December 31, 2011.

We sold certain delinquent and non-performing mortgage loans totaling $14.6 million, net of charge-offs of $8.1 million, during the three months ended March 31, 2012, primarily multi-family loans, and $6.6 million, net of charge-offs of $2.3 million, during the three months ended March 31, 2011, primarily multi-family and one-to-four family loans. Net gain on sales of non-performing loans totaled $950,000 for the three months ended March 31, 2012 and net loss on sales of non-performing loans totaled $100,000 for the three months ended March 31, 2011.

We recorded net lower of cost or market write-downs on non-performing loans held-for-sale totaling $54,000 for the three months ended March 31, 2012 and $523,000 for the three months ended March 31, 2011. Net lower of cost or market write-downs on non-performing loans held-for-sale and gains and losses recognized on sales of such loans are included in other non-interest income in the consolidated statements of income.

4.     Loans Receivable and Allowance for Loan Losses

The following tables set forth the composition of our loans receivable portfolio in dollar amounts and percentages of the portfolio and an aging analysis by segment and class at the dates indicated.

	At March 31, 2012
	30-59 Days	60-89 Days	90 Days or More Past Due		Total			Percent
(Dollars in Thousands)	Past Due	Past Due	Accruing	Non-Accrual	Past Due	Current	Total	of Total
Mortgage loans (gross):
One-to-four family:
Full documentation:
Interest-only	$30,202	$10,907	$-	$101,662	$142,771	$2,334,818	$2,477,589	18.62%
Amortizing	20,156	6,046	-	46,471	72,673	6,470,084	6,542,757	49.18
Reduced documentation:
Interest-only	28,798	8,681	-	126,656	164,135	942,496	1,106,631	8.32
Amortizing	16,065	2,225	-	37,413	55,703	362,681	418,384	3.14
Total one-to-four family	95,221	27,859	-	312,202	435,282	10,110,079	10,545,361	79.26
Multi-family	19,628	5,502	-	35,497	60,627	1,800,138	1,860,765	13.99
Commercial real estate	2,942	6,415	-	1,432	10,789	611,615	622,404	4.68
Total mortgage loans	117,791	39,776	-	349,131	506,698	12,521,832	13,028,530	97.93
Consumer and other loans (gross):
Home equity lines of credit	3,843	1,725	-	6,356	11,924	240,987	252,911	1.90
Other	152	45	-	81	278	22,842	23,120	0.17
Total consumer and other loans	3,995	1,770	-	6,437	12,202	263,829	276,031	2.07
Total loans	$121,786	$41,546	$-	$355,568	$518,900	$12,785,661	$13,304,561	100.00%
Net unamortized premiums and deferred loan origination costs							76,086
Loans receivable							13,380,647
Allowance for loan losses							(149,899)
Loans receivable, net							$13,230,748

	At December 31, 2011
	30-59 Days	60-89 Days	90 Days or More Past Due		Total			Percent
(Dollars in Thousands)	Past Due	Past Due	Accruing	Non-Accrual	Past Due	Current	Total	of Total
Mortgage loans (gross):
One-to-four family:
Full documentation:
Interest-only	$40,582	$9,047	$-	$107,503	$157,132	$2,538,808	$2,695,940	20.43%
Amortizing	33,376	7,056	14	43,923	84,369	6,223,678	6,308,047	47.79
Reduced documentation:
Interest-only	38,570	9,695	-	131,301	179,566	965,774	1,145,340	8.68
Amortizing	16,034	5,455	-	35,126	56,615	355,597	412,212	3.12
Total one-to-four family	128,562	31,253	14	317,853	477,682	10,083,857	10,561,539	80.02
Multi-family	29,109	14,915	148	7,874	52,046	1,641,825	1,693,871	12.84
Commercial real estate	4,882	1,060	-	900	6,842	652,864	659,706	5.00
Total mortgage loans	162,553	47,228	162	326,627	536,570	12,378,546	12,915,116	97.86
Consumer and other loans (gross):
Home equity lines of credit	3,975	1,391	-	5,995	11,361	247,675	259,036	1.96
Other	212	196	-	73	481	22,927	23,408	0.18
Total consumer and other loans	4,187	1,587	-	6,068	11,842	270,602	282,444	2.14
Total loans	$166,740	$48,815	$162	$332,695	$548,412	$12,649,148	$13,197,560	100.00%
Net unamortized premiums and deferred loan origination costs							77,044
Loans receivable							13,274,604
Allowance for loan losses							(157,185)
Loans receivable, net							$13,117,419

The following table sets forth the changes in our allowance for loan losses by loan receivable segment for the three months ended March 31, 2012.

	Mortgage Loans			Consumer
	One-to-Four	Multi-	Commercial	and Other
(In Thousands)	Family	Family	Real Estate	Loans	Total
Balance at January 1, 2012	$105,991	$35,422	$11,972	$3,800	$157,185
Provision charged to operations	988	9,860	(1,232)	384	10,000
Charge-offs	(17,704)	(432)	(339)	(600)	(19,075)
Recoveries	1,623	77	1	88	1,789
Balance at March 31, 2012	$90,898	$44,927	$10,402	$3,672	$149,899

We segment our one-to-four family mortgage loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans and year of origination and analyze our historical loss experience and delinquency levels and trends of these segments. We analyze multi-family and commercial real estate loans by portfolio and geographic location. We segment our consumer and other loan portfolio by home equity lines of credit, business loans, revolving credit lines and installment loans and perform similar historical loss analyses. In our analysis of non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral based on the portfolio segments noted above. These analyses and the resulting loss rates are used as an integral part of our judgment in developing estimated loss percentages to apply to the portfolio segments. We update our analyses quarterly and we are continually refining our evaluations as experience provides clearer guidance, our product offerings change and as economic conditions evolve.

We analyze our historical loss experience over twelve month, fifteen month, eighteen month and twenty-four month periods, however our quantitative allowance coverage percentages are based on our twelve month loss history. We believe the twelve month loss analysis is most reflective of current conditions and the potential impact on our future loss exposure. However, the longer periods provide further insight into trends or anomalies and can be a factor in making adjustments to the twelve month analysis. Also, for a particular loan type we may not have sufficient loss history to develop a reasonable estimate of loss. In that circumstance we would consider our loss experience for other, similar loan types. Additionally, multi-family and commercial real estate loss experience may be adjusted based on the composition of the losses (loan sales, short sales and partial charge-offs). We update our historical loss analyses quarterly and evaluate the need to modify our quantitative allowance as a result of our updated charge-off and loss analyses. The historical loss component of the allowance for loan losses is determined by applying the results of this quantitative analysis to each of our loans.

We then consider qualitative factors with the purpose of assessing the adequacy of the overall allowance for loan losses as well as the allocation of the allowance for loan losses by portfolio. The qualitative factors we consider can generally be categorized as: economic (unemployment levels, home values, general economic outlook); portfolio composition (loan types, product types, geography); and analytical (coverage ratios, peer analysis, uncertainties in assumptions).

Allowance adequacy calculations are adjusted quarterly, based on the results of the above quantitative and qualitative analyses, to reflect our current estimates of the amount of probable losses inherent in our loan portfolio in determining our allowance for loan losses. During the three months ended March 31, 2012, we refined our historical loss analyses on all of the portfolios, including further segmenting one-to-four family non-performing loans and segmenting multi-family and commercial real estate portfolios by property type and geographic location, and re-assessed the application of the qualitative factors noted above to each of the respective loan portfolios. Allocations of the allowance to each loan category are adjusted quarterly to reflect indicative inherent probable losses using the same quantitative and qualitative analyses used in connection with the overall allowance adequacy calculations. The portion of the allowance allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance for loan losses is available for losses applicable to the entire loan portfolio.

All of our one-to-four family mortgage loans are individually evaluated for impairment at 180 days delinquent and annually thereafter. Additionally, beginning in the 2012 first quarter, all of our one-to-four family loans to borrowers who have filed for bankruptcy are also individually evaluated for impairment initially when we are notified of the bankruptcy filing, using updated collateral values. Updated estimates of collateral values on one-to-four family loans are obtained primarily through automated valuation models. In accordance with regulatory guidelines, we record a charge-off for the portion of the recorded investment in the loan in excess of the estimated fair value of the underlying collateral less estimated selling costs. These partial charge-offs on one-to-four family loans impact our credit quality metrics and trends. The impact of updating the estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans. This accounting lowers our allowance for loan losses as a percentage of total loans and, more significantly, lowers our allowance for loan losses as a percentage of non-performing loans. We and our peers are required by regulatory guidelines to record such charge-offs. If any of our peers did not record such charge-offs, then we would expect our credit quality metrics to be lower than that of our peers, assuming all other factors are the same.

The following tables set forth the balances of our loans receivable by segment and impairment evaluation and the allowance for loan losses associated with such loans at the dates indicated.

	At March 31, 2012
	Mortgage Loans
(In Thousands)	One-to-Four Family	Multi- Family	Commercial Real Estate	Consumer and Other Loans	Total
Loans:
Individually evaluated for impairment	$345,707	$1,084,720	$299,237	$4,563	$1,734,227
Collectively evaluated for impairment	10,199,654	776,045	323,167	271,468	11,570,334
Total loans	$10,545,361	$1,860,765	$622,404	$276,031	$13,304,561
Allowance for loan losses:
Individually evaluated for impairment	$11,014	$38,249	$7,988	$68	$57,319
Collectively evaluated for impairment	79,884	6,678	2,414	3,604	92,580
Total allowance for loan losses	$90,898	$44,927	$10,402	$3,672	$149,899

	At December 31, 2011
	Mortgage Loans
(In Thousands)	One-to-Four Family	Multi- Family	Commercial Real Estate	Consumer and Other Loans	Total
Loans:
Individually evaluated for impairment	$337,116	$889,137	$318,318	$4,535	$1,549,106
Collectively evaluated for impairment	10,224,423	804,734	341,388	277,909	11,648,454
Total loans	$10,561,539	$1,693,871	$659,706	$282,444	$13,197,560
Allowance for loan losses:
Individually evaluated for impairment	$10,967	$22,517	$7,996	$68	$41,548
Collectively evaluated for impairment	95,024	12,905	3,976	3,732	115,637
Total allowance for loan losses	$105,991	$35,422	$11,972	$3,800	$157,185

The following table summarizes information related to our impaired loans by segment and class at the dates indicated. Impaired one-to-four family mortgage loans consist primarily of loans where a portion of the outstanding principal has been charged off.

	At March 31, 2012				At December 31, 2011
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
With an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	$10,343	$10,343	$(222)	$10,121	$10,588	$10,588	$(1,240)	$9,348
Amortizing	3,981	3,981	(79)	3,902	3,885	3,885	(439)	3,446
Reduced documentation:
Interest-only	11,215	11,215	(280)	10,935	11,713	11,713	(1,409)	10,304
Amortizing	2,013	2,013	(121)	1,892	1,779	1,779	(217)	1,562
Multi-family	64,593	63,884	(14,561)	49,323	39,399	36,273	(8,650)	27,623
Commercial real estate	12,012	12,012	(1,983)	10,029	19,946	17,095	(3,193)	13,902
Without an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	117,824	83,315	-	83,315	107,332	75,791	-	75,791
Amortizing	25,447	19,513	-	19,513	22,184	17,074	-	17,074
Reduced documentation:
Interest-only	164,173	115,826	-	115,826	156,083	109,582	-	109,582
Amortizing	22,177	16,527	-	16,527	20,021	15,259	-	15,259
Multi-family	13,153	9,144	-	9,144	2,496	2,496	-	2,496
Commercial real estate	9,180	6,001	-	6,001	-	-	-	-
Total impaired loans	$456,111	$353,774	$(17,246)	$336,528	$395,426	$301,535	$(15,148)	$286,387

The following table sets forth the average recorded investment, interest income recognized and cash basis interest income related to our impaired loans by segment and class for the periods indicated.

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	$10,466	$91	$93	$10,861	$114	$102
Amortizing	3,933	40	40	7,630	109	93
Reduced documentation:
Interest-only	11,464	117	121	10,631	144	145
Amortizing	1,896	23	22	1,169	13	13
Multi-family	50,079	554	802	59,819	699	668
Commercial real estate	14,554	159	169	19,058	315	308
Without an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	79,553	345	341	64,371	252	252
Amortizing	18,294	52	56	11,871	14	14
Reduced documentation:
Interest-only	112,704	522	536	107,626	449	430
Amortizing	15,893	124	123	12,982	56	54
Multi-family	5,820	174	174	639	-	-
Commercial real estate	3,001	139	131	-	-	-
Total impaired loans	$327,657	$2,340	$2,608	$306,657	$2,165	$2,079

The following tables set forth the balances of our one-to-four family mortgage and consumer and other loan receivable segments by class and credit quality indicator at the dates indicated.

	At March 31, 2012
	One-to-Four Family Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$2,375,927	$6,496,286	$979,975	$380,971	$246,555	$23,039
Non-performing	101,662	46,471	126,656	37,413	6,356	81
Total	$2,477,589	$6,542,757	$1,106,631	$418,384	$252,911	$23,120

	At December 31, 2011
	One-to-Four Family Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$2,588,437	$6,264,110	$1,014,039	$377,086	$253,041	$23,335
Non-performing	107,503	43,937	131,301	35,126	5,995	73
Total	$2,695,940	$6,308,047	$1,145,340	$412,212	$259,036	$23,408

The following table sets forth the balances of our one-to-four family interest-only mortgage loans at March 31, 2012 by the period in which such loans are scheduled to enter their amortization period.

(In Thousands)	Recorded Investment
Amortization scheduled to begin:
Within one year	$12,835
More than one year to three years	841,349
More than three years to five years	1,648,153
Over five years	1,081,883
Total	$3,584,220

The following table sets forth the balances of our multi-family and commercial real estate mortgage loan receivable segments by credit quality indicator at the dates indicated.

	At March 31, 2012		At December 31, 2011
(In Thousands)	Multi-Family	Commercial Real Estate	Multi-Family	Commercial Real Estate
Not classified	$1,700,674	$555,390	$1,557,315	$596,799
Classified	160,091	67,014	136,556	62,907
Total	$1,860,765	$622,404	$1,693,871	$659,706

The following table sets forth information about our loans receivable by segment and class at March 31, 2012 which were modified in a troubled debt restructuring during the three months ended March 31, 2012.

(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment
Mortgage loans:
One-to-four family:
Reduced documentation:
Interest-only	3	$914	$914
Amortizing	4	1,549	1,473
Multi-family	6	26,037	25,233
Commercial real estate	1	999	941
Total	14	$29,499	$28,561

At March 31, 2011, we held twenty-one loans with a recorded investment of $8.8 million which were modified in a troubled debt restructuring during the three months ended March 31, 2011 with a pre-modification recorded investment of $8.9 million.

The following table sets forth information about our loans receivable by segment and class at March 31, 2012 which were modified in a troubled debt restructuring during the twelve months ended March 31, 2012 and had a payment default subsequent to the modification during the three months ended March 31, 2012.

(Dollars In Thousands)	Number of Loans	Recorded Investment
Mortgage loans:
One-to-four family:
Full documentation:
Interest-only	2	$524
Amortizing	1	81
Reduced documentation:
Interest-only	7	3,493
Amortizing	6	1,780
Multi-family	1	1,785
Total	17	$7,663

For additional information regarding our loans receivable and allowance for loan losses, see “Asset Quality” and “Critical Accounting Policies” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

5.     Earnings Per Share

The following table is a reconciliation of basic and diluted earnings per share.

	For the Three Months Ended March 31,
(In Thousands, Except Share Data)	2012	2011
Net income	$9,996	$27,384
Income allocated to participating securities (restricted stock)	-	(661)
Income attributable to common shareholders	$9,996	$26,723
Average number of common shares outstanding – basic	95,018,867	92,734,401
Dilutive effect of stock options (1)	-	-
Average number of common shares outstanding – diluted	95,018,867	92,734,401
Income per common share attributable to common shareholders:
Basic	$0.11	$0.29
Diluted	$0.11	$0.29

(1)	Excludes options to purchase 5,822,224 shares of common stock which were outstanding during the three months ended March 31, 2012 and options to purchase 6,915,789 shares of common stock which were outstanding during the three months ended March 31, 2011 because their inclusion would be anti-dilutive.

6.     Pension Plans and Other Postretirement Benefits

On March 6, 2012, our Board of Directors and the Board of Directors of Astoria Federal approved amendments to the Astoria Federal Savings and Loan Association Employees’ Pension Plan, or the Pension Plan, the Astoria Federal Savings and Loan Association Excess Benefit Plan and the Astoria Federal Savings and Loan Association Supplemental Benefit Plan, or the Excess and Supplemental Plans, and the Astoria Federal Savings and Loan Association Directors’ Retirement Plan, effective April 30, 2012 to change the manner in which benefits are computed for service through April 30, 2012 and to suspend accrual of additional benefits for all of the aforementioned plans effective April 30, 2012.

As a result, we remeasured our benefit obligations and the funded status of our defined benefit pension plans at March 31, 2012, updating the pension measurement assumptions. The remeasurement resulted in a $40.6 million increase in the funded status at March 31, 2012 compared to December 31, 2011. The increase is the result of a $20.4 million decrease in the projected pension benefit obligation at March 31, 2012 compared to December 31, 2011 resulting from the plan amendments and an increase of $20.2 million in the fair value of plan assets at March 31, 2012 compared to December 31, 2011 resulting from the return on plan assets and employer contributions during the 2012 first quarter.

The remeasurement also resulted in a $32.0 million reduction in the pre-tax component of accumulated other comprehensive loss at March 31, 2012 compared to December 31, 2011 related to pension plans. We expect that $5.6 million in net actuarial loss and $151,000 in prior service cost will be recognized as components of net periodic cost for 2012.

We expect the plan amendments will reduce estimated net periodic cost for our defined benefit pension plans to approximately $9.4 million for 2012 compared to $14.8 million for 2011. In addition, we expect to record approximately $2.0 million in settlement charges in the latter half of 2012 in the Excess and Supplemental Plans related to the settlement of employment agreements associated with previously announced executive retirements.

The following table sets forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan for the periods indicated.

			Other Postretirement
	Pension Benefits		Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
(In Thousands)	2012	2011	2012	2011
Service cost	$1,514	$1,145	$195	$139
Interest cost	3,002	3,057	363	335
Expected return on plan assets	(2,618)	(2,675)	-	-
Recognized net actuarial loss	3,238	2,075	162	29
Amortization of prior service cost (credit)	11	48	(7)	(25)
Curtailment and settlement	7	28	-	-
Net periodic cost	$5,154	$3,678	$713	$478

7.     Stock Incentive Plans

The following table summarizes restricted stock activity in our stock incentive plans for the three months ended March 31, 2012.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	1,936,225	$16.53
Granted	6,000	8.24
Vested	(305,970)	(27.54)
Forfeited	(101,254)	(13.89)
Nonvested at March 31, 2012	1,535,001	14.48

As a result of the resignation and retirement of several executive officers, coupled with our cost control initiatives during the 2012 first quarter, 101,254 shares of restricted stock were forfeited during the three months ended March 31, 2012 and an additional 167,522 shares will be forfeited on or before May 1, 2012. This level of forfeitures significantly exceeds our original estimate of restricted stock forfeitures based on our prior experience. As a result, we reversed stock-based compensation expense totaling $569,000, net of taxes of $310,000, representing stock-based compensation expense previously recognized on unvested shares of restricted stock which will not vest as a result of forfeitures. Stock-based compensation expense is recognized on a straight-line basis over the vesting period and totaled $336,000, net of taxes of $184,000, for the three months ended March 31, 2012, and $1.4 million, net of taxes of $771,000, for the three months ended March 31, 2011. At March 31, 2012, pre-tax compensation cost related to all nonvested awards of restricted stock not yet recognized totaled $13.5 million and will be recognized over a weighted average period of approximately 2.8 years, which includes $860,000 of pre-tax compensation cost related to 65,000 shares granted in 2011 under a performance-based award for which compensation cost will begin to be recognized when the achievement of the performance conditions becomes probable.

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

Residential mortgage-backed securities

Our securities available-for-sale portfolio consists primarily of residential mortgage-backed securities. The fair values for these securities are obtained from an independent nationally recognized pricing service. Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At March 31, 2012, 95% of our available-for-sale residential mortgage-backed securities portfolio was comprised of GSE securities for which an active market exists for similar securities, making observable inputs readily available.

We analyze changes in the pricing service fair values from month to month taking into consideration changes in market conditions including changes in mortgage spreads, changes in treasury yields and changes in generic pricing on fifteen year and thirty year securities. Each month we conduct a review of the estimated values of our fixed rate REMICs and CMOs available-for-sale which represent primarily all of these securities priced by our pricing service. We generate prices based upon a “spread matrix” approach for estimating values. Market spreads are obtained from independent third party firms who trade these types of securities. Any notable differences between the pricing service prices and “spread matrix” prices on individual securities are analyzed further, including a review of prices provided by other independent parties, a yield analysis and review of average life changes using Bloomberg analytics and a review of historical pricing on the particular security. Based upon our review of the prices provided by our pricing service, the fair values of securities incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

Obligations of GSEs

Obligations of GSEs in our available-for-sale securities portfolio consists of a debt security issued by the Federal Home Loan Banks. The fair value of this security is obtained from an independent nationally recognized pricing service. Our pricing service gathers information from market sources and integrates relative credit information, observed market movement and sector news into their pricing applications and models. Spread scales, representing credit risk, are created and are based on the new issue market, secondary trading and dealer quotes. Option adjusted spread models are incorporated to adjust spreads of issues that have early redemption features. Based upon our review of the prices provided by our pricing service, the fair value of this security incorporates observable market inputs commonly used by buyers and sellers of this type of security at the measurement date in orderly transactions between market participants, and, as such, is classified as Level 2.

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

	Carrying Value at March 31, 2012
(In Thousands)	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$239,703	$-	$239,703	$-
Non-GSE issuance REMICs and CMOs	15,009	-	15,009	-
GSE pass-through certificates	24,414	-	24,414	-
Obligations of GSEs	24,886	-	24,886	-
Freddie Mac and Fannie Mae stock	4,620	4,620	-	-
Total securities available-for-sale	$308,632	$4,620	$304,012	$-

	Carrying Value at December 31, 2011
(In Thousands)	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$298,620	$-	$298,620	$-
Non-GSE issuance REMICs and CMOs	15,795	-	15,795	-
GSE pass-through certificates	25,192	-	25,192	-
Freddie Mac and Fannie Mae stock	4,580	4,580	-	-
Total securities available-for-sale	$344,187	$4,580	$339,607	$-

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Non-performing loans held-for-sale, net

Non-performing loans held-for-sale were comprised primarily of multi-family and commercial real estate mortgage loans at March 31, 2012 and December 31, 2011. Fair values of non-performing loans held-for-sale are estimated through either bids received on the loans or a discounted cash flow analysis of the underlying collateral and adjusted as necessary, by management, to reflect current market conditions and, as such, are classified as Level 3.

Loans receivable, net (impaired loans)

Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Impaired loans, including impaired loans for which a fair value adjustment was recognized, consisted primarily of one-to-four family mortgage loans at March 31, 2012 and December 31, 2011. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs.

We obtain updated estimates of collateral value on impaired one-to-four family loans at 180 days past due and annually thereafter. Updated estimates of collateral value on one-to-four family loans are obtained primarily through automated valuation models. Additionally, our loan servicer performs property inspections to monitor and manage the collateral on our one-to-four family loans when they become 45 days past due and monthly thereafter until the foreclosure process is complete. We obtain updated estimates of collateral value using third party appraisals on non-performing impaired multi-family and commercial real estate loans with balances of $1.0 million or greater when the loans initially become non-performing. Annually thereafter, we perform inspections of these properties to monitor the collateral. Appraisals on multi-family and commercial real estate loans are reviewed by our internal certified appraisers. Adjustments to final appraised values obtained from independent third party appraisers and automated valuation models are not made. The fair values of impaired loans cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

MSR, net

The right to service loans for others is generally obtained through the sale of one-to-four family mortgage loans with servicing retained. MSR are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. At March 31, 2012, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 10.95%, a weighted average constant prepayment rate on mortgages of 20.32% and a weighted average life of 3.8 years. At December 31, 2011, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 10.94%, a weighted average constant prepayment rate on mortgages of 20.30% and a weighted average life of 3.7 years. Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

REO, net

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure, all of which were one-to-four family properties at March 31, 2012 and December 31, 2011, and is carried, net of allowances for losses, at the lower of cost or fair value less estimated selling costs. The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker. As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

The following table sets forth the carrying value of those of our assets which were measured at fair value on a non-recurring basis at the dates indicated. The fair value measurement for all of these assets falls within Level 3 of the fair value hierarchy.

	Carrying Value
(In Thousands)	At March 31, 2012	At December 31, 2011
Non-performing loans held-for-sale, net	$4,923	$19,744
Impaired loans	252,346	232,849
MSR, net	8,057	8,136
REO, net	29,630	36,956
Total	$294,956	$297,685

The following table provides information regarding the losses recognized on our assets measured at fair value on a non-recurring basis for the periods indicated.

	For the Three Months Ended March 31,

(In Thousands)	2012	2011
Non-performing loans held-for-sale, net (1)	$54	$2,587
Impaired loans (2)	15,875	14,582
MSR, net (3)	-	-
REO, net (4)	2,534	3,505
Total	$18,463	$20,674

(1)	Losses are charged against the allowance for loan losses in the case of a write-down upon the reclassification of a loan to held-for-sale. Losses subsequent to the reclassification of a loan to held-for-sale are charged to other non-interest income.
(2)	Losses are charged against the allowance for loan losses.
(3)	Losses are charged to mortgage banking income, net.
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

We consider the fair value measurements for our loans receivable, net, loans held-for-sale, net, and MSR, net, to be Level 3 fair value measurements and the fair value measurements for all of our other financial instruments to be Level 2 fair value measurements.

The following table summarizes the carrying amounts and estimated fair values of our financial instruments which are carried on the consolidated statements of financial condition at either cost or at lower of cost or fair value, in accordance with GAAP, and not measured or recorded at fair value on a recurring basis.

	At March 31, 2012		At December 31, 2011
(In Thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Securities held-to-maturity	$2,205,870	$2,255,457	$2,130,804	$2,176,925
FHLB-NY stock	146,598	146,598	131,667	131,667
Loans held-for-sale, net (1)	22,918	23,175	32,394	32,611
Loans receivable, net (1)	13,230,748	13,473,580	13,117,419	13,368,354
MSR, net (1)	8,057	8,061	8,136	8,137
Financial Liabilities:
Deposits	11,112,648	11,245,730	11,245,614	11,416,033
Borrowings, net	4,333,666	4,813,334	4,121,573	4,624,636

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

Deposits

The fair values of deposits with no stated maturity, such as savings, money market, NOW and demand deposit accounts, are equal to the amount payable on demand. The fair values of certificates of deposit are based on discounted contractual cash flows using the weighted average remaining life of the portfolio discounted by the corresponding LIBOR Swap Curve as posted by the Office of the Comptroller of the Currency, or OCC.

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

City of New York Notice of Determination

By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York has notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years. The deficiencies relate to our operation of two subsidiaries of Astoria Federal, Fidata Service Corp., or Fidata, and Astoria Federal Mortgage Corp., or AF Mortgage. Fidata is a passive investment company which maintains offices in Connecticut. AF Mortgage is an operating subsidiary through which Astoria Federal engages in lending activities outside the State of New York through our third party loan origination program. We disagree with the assertion of the tax deficiencies and we filed Petitions for Hearings with the City of New York on December 6, 2010 and October 5, 2011 to oppose the Notices of Determination and to consolidate the hearings. A hearing in this matter is expected to occur in the latter half of 2012. At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at March 31, 2012 with respect to this matter.

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

Automated Transactions LLC Litigation

On November 20, 2009, an action entitled Automated Transactions LLC v. Astoria Financial Corporation and Astoria Federal Savings and Loan Association was commenced in the U.S. District Court for the Southern District of New York, or the Southern District Court, against us by Automated Transactions LLC, alleging patent infringement involving integrated banking and transaction machines, including automated teller machines, or ATMs, that we utilize. We were served with the summons and complaint in such action on March 2, 2010. The plaintiff also filed a similar suit on the same day against another financial institution and its holding company. The plaintiff seeks unspecified monetary damages and an injunction preventing us from continuing to utilize the allegedly infringing machines. We are vigorously defending this lawsuit, and filed an answer and counterclaims to the plaintiff’s complaint on March 23, 2010, to which the plaintiff filed a reply on April 12, 2010.

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

On July 22, 2011, we filed a motion to stay the action pending the outcome of an appeal pending before the U.S. Court of Appeals for the Federal Circuit, or the Court of Appeals, of the Delaware District Court’s ruling in the case entitled Automated Transactions LLC v. IYG Holding Co et al, Civ. No. 06-043-SLR, or the IYG action. The IYG action involves the same plaintiff making substantially similar allegations with respect to identical and substantially similar patents as those involved in the action against us. The Delaware District Court granted IYG’s motion for summary judgment. In our motion to stay, we asserted that, should the Court of Appeals uphold the Delaware District Court’s rulings, the Delaware District Court decision should be binding on the plaintiff in the litigation against us. By order dated March 15, 2012, our motion to stay was denied.

We have tendered requests for indemnification from the manufacturer and from the transaction processor utilized with respect to the integrated banking and transaction machines, and we served third party complaints against Metavante Corporation and Diebold, Inc. seeking to enforce our indemnification rights.

An adverse result in this lawsuit may include an award of monetary damages, on-going royalty obligations, and/or may result in a change in our business practice, which could result in a loss of revenue. We cannot at this time estimate the possible loss or range of loss, if any. No assurance can be given at this time that this litigation against us will be resolved amicably, that if this litigation results in an adverse decision that we will be successful in seeking indemnification, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

Lefkowitz Litigation

On February 27, 2012, a putative class action entitled Ellen Lefkowitz, individually and on behalf of all Persons similarly situated v. Astoria Federal Savings and Loan Association was commenced in the Supreme Court of The State of New York, County of Queens, against us alleging that during the proposed class period, we improperly charged overdraft fees to customer accounts when accounts were not overdrawn, improperly reordered electronic debit transactions from the highest to the lowest dollar amount and processed debits before credits to deplete accounts and maximize overdraft fee income. The complaint contains the further assertion that we did not adequately inform our customers that they had the option to “opt-out” of overdraft services. We were served with the summons and complaint in such action on February 29, 2012 and must reply on or before April 30, 2012. We cannot at this time estimate the possible loss or range of loss, if any. No assurance can be given at this time that this litigation against us will be resolved amicably, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

11.	Impact of Accounting Standards and Interpretations

Effective January 1, 2012, we adopted the guidance in Accounting Standards Update, or ASU, 2011-05, “Comprehensive Income (Topic 220) Presentation of Comprehensive Income,” as amended by ASU 2011-12, “Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standard Update No. 2011-05.” ASU 2011-05, as amended, eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, which was one of three alternatives for presenting other comprehensive income and its components in financial statements. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We have elected the two-statement approach. Since the provisions of ASU 2011-05, as amended, are presentation related only, our adoption of this guidance did not have an impact on our financial condition or results of operations.

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

Forward-looking statements are based on various assumptions and analyses made by us in light of our management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;
•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;
•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;
•	changes in deposit flows, loan demand or real estate values may adversely affect our business;
•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;
•	general economic conditions, either nationally or locally in some or all areas in which we do business, or conditions in the real estate or securities markets or the banking industry may be less favorable than we currently anticipate;
•	legislative or regulatory changes, including the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Reform Act, and any actions regarding foreclosures, may adversely affect our business;
•	transition of our regulatory supervisor from the Office of Thrift Supervision to the OCC;
•	effects of changes in existing U.S. government or government-sponsored mortgage programs;
•	technological changes may be more difficult or expensive than we anticipate;
•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate; or
•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may be determined adverse to us or may delay the occurrence or non-occurrence of events longer than we anticipate.

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

We are impacted by both national and regional economic factors. With one-to-four family mortgage loans from various regions of the country held in our portfolio, the condition of the national economy impacts our earnings. During 2011 and continuing into 2012, the U.S. economy has shown signs of a very slow and tenuous recovery from the recession experienced since 2008. The national unemployment rate, while still at a high level, has reflected some declines from its peak of 10.0% for October 2009. The national unemployment rate ranged in the first quarter of 2012 from 8.5% to 8.2%, somewhat improved from the year earlier period, which ranged from 9.4% to 8.9%. Still, softness in the housing and real estate markets persists, although the extent of such softness varies from region to region. In New York, where our multi-family mortgage loan origination activities were resumed in the second half of 2011, we have noted some recent strengthening of economic conditions.

In addition to considering the challenging economic environment in which we compete, the regulation and oversight of our business changed during 2011. As described in more detail in Part I, Item 1A, “Risk Factors,” in our 2011 Annual Report on Form 10-K, certain aspects of the Reform Act have an impact on us, including the expanded regulatory burden resulting from oversight of Astoria Federal by the OCC and the Consumer Financial Protection Bureau and oversight of Astoria Financial Corporation by the Board of Governors of the Federal Reserve System, changes to deposit insurance assessments, the imposition of consolidated holding company capital requirements and the roll back of federal preemption applicable to certain of our operations.

Total assets increased slightly during the three months ended March 31, 2012, primarily due to an increase in our loan portfolio, particularly our multi-family mortgage loan portfolio, as mortgage loan origination and purchase volume exceeded loan repayments for the first time since 2008. The increase in multi-family loans was due to the resumption of such lending in the second half of 2011. One-to-four family mortgage loan repayments remain at elevated levels, but did not accelerate during the 2012 first quarter. Such loan repayments offset our one-to-four family mortgage loan origination and purchase volume for the first quarter of 2012 resulting in a slight decline in the balance of the portfolio. One-to-four family mortgage loan origination and purchase volume for portfolio has been negatively affected for an extended period of time by the historic low interest rates on thirty year fixed rate conforming mortgage loans and the expanded conforming loan limits resulting in more borrowers opting for thirty year fixed rate conforming mortgage loans which we do not retain for portfolio. We expect further loan portfolio growth as the year proceeds based upon the strength of our multi-family mortgage loan pipeline and origination activity.

Total deposits decreased during the three months ended March 31, 2012. This decrease was the result of a decline in certificates of deposit as we allowed high cost certificates of deposit to run off, with such decline being partially offset by increases in low cost savings, money market and NOW and demand deposit accounts, which increased $176.1 million during the 2012 first quarter. The increases in these low cost deposits appear to reflect customer preference for the liquidity these types of deposits provide. To the extent needed to fund the aforementioned asset growth, we utilized short-term borrowings during the three months ended March 31, 2012, which resulted in an increase in our borrowings portfolio from December 31, 2011.

Stockholders’ equity increased as of March 31, 2012 compared to December 31, 2011. This increase primarily reflects a reduction in accumulated other comprehensive loss resulting from an adjustment related to our defined benefit pension plans. The adjustment reflects the impact of the remeasurement of our benefit obligations and the funded status of our defined benefit plans at March 31, 2012 pursuant to plan amendments approved during the 2012 first quarter. These amendments primarily related to a freeze of pension benefits effective April 30, 2012 which resulted in a decline in our benefit obligation and will result in a reduction in future pension cost.

Net income for the three months ended March 31, 2012 decreased as compared to the three months ended March 31, 2011. This decrease reflected a reduced level of net interest income, increased non-interest expense and a higher provision for loan losses, partially offset by an increase in non-interest income.

Net interest income, the net interest rate spread and the net interest margin for the three months ended March 31, 2012 were lower, as compared to the same period one year earlier, primarily due to a more rapid decline in the yields on average interest-earning assets than the decline in the costs of average interest-bearing liabilities. Interest income for the three months ended March 31, 2012 declined compared to the 2011 first quarter primarily due to the decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities, coupled with a decrease in the average balance of mortgage loans. Interest expense for the three months ended March 31, 2012 also decreased, compared to the three months ended March 31, 2011, reflecting decreases in the average balances and average costs of certificates of deposit and borrowings.

The provision for loan losses for the first quarter of 2012 totaled $10.0 million, compared with $7.0 million for the first quarter of 2011. The allowance for loan losses totaled $149.9 million at March 31, 2012, compared with $157.2 million at December 31, 2011. The decrease in the allowance for loan losses reflects the general stabilizing trend in overall asset quality we have experienced since 2010 as total delinquencies have continued a downward trend. Despite the improved credit metrics of the loan portfolio, including the decline in total loan delinquencies, we felt it prudent, at this time, to maintain our strong allowance for loan losses coverage ratio. The allowance for loan losses at March 31, 2012 reflects the levels and composition of our loan delinquencies and non-performing loans, our loss history, the size and composition of our loan portfolio and our evaluation of the housing and real estate markets and overall economy, including the unemployment rate.

Non-interest income for the three months ended March 31, 2012 increased compared to the 2011 first quarter. The increase is attributable to gain on sale of securities during the 2012 first quarter and an increase in other non-interest income, partially offset by lower customer service fees and mortgage banking income, net, in the 2012 first quarter versus the year-earlier quarter.

Non-interest expense increased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 as a result of increases in Federal Deposit Insurance Corporation, or FDIC, insurance premium expense and higher compensation and benefits expense, which included one-time net charges associated with effecting certain cost control initiatives implemented during the 2012 first quarter.

On April 18, 2012, we declared a quarterly cash dividend of $0.04 per share compared to a quarterly cash dividend of $0.13 per share declared in the 2012 first quarter. The reduction in the dividend is expected to result in a dividend payout ratio and dividend yield which is more in line with norms in the financial industry and to provide management with additional flexibility to redeploy capital to support growth opportunities in the future.

We continue to operate in a challenging environment. Economic growth remains slow, unemployment remains elevated and home values continue to remain soft. However, we are optimistic that the resumption of multi-family and commercial real estate lending should facilitate loan and balance sheet growth throughout the remainder of 2012.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of our 2011 Annual Report on Form 10-K, as supplemented by this report, contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR, judgments regarding goodwill and securities impairment and the estimates related to our pension plans and other postretirement benefits are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Actual results may differ from our estimates and judgments. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition. These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors. The following description of these policies should be read in conjunction with the corresponding section of our 2011 Annual Report on Form 10-K.

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

Valuation allowances on particular loans are established in connection with individual loan reviews and the asset classification process, including the procedures for impairment recognition under GAAP. Such evaluation, which includes a review of loans on which full collectibility is not reasonably assured, considers delinquency status, current estimated fair value of the underlying collateral, if any, current and anticipated economic and regulatory conditions, current and historical loss experience of similar loans and other factors that determine risk exposure to arrive at an adequate loan loss allowance.

Loan reviews are completed quarterly for all loans individually classified by our Asset Classification Committee. Individual loan reviews are generally completed annually for multi-family and commercial real estate mortgage loans with balances of $2.0 million or greater, commercial business loans with balances of $200,000 or greater and troubled debt restructurings. In addition, we generally review annually borrowing relationships whose combined outstanding balance is $2.0 million or greater. Approximately fifty percent of the outstanding principal balance of these loans to a single borrowing entity will be reviewed annually.

The primary considerations in establishing individual valuation allowances are the current estimated value of a loan’s underlying collateral and the loan’s payment history. We update our estimates of collateral value for one-to-four family mortgage loans at 180 days past due and annually thereafter and for loans to borrowers who have filed for bankruptcy initially when we are notified of the bankruptcy filing. Updated estimates of collateral value for one-to-four family loans are obtained primarily through automated valuation models. Additionally, our loan servicer performs property inspections to monitor and manage the collateral on our one-to-four family loans when they become 45 days past due and monthly thereafter until the foreclosure process is complete. We update our estimates of collateral value for non-performing multi-family and commercial real estate mortgage loans with balances of $1.0 million or greater when the loans initially become non-performing and multi-family and commercial real estate loans modified in a troubled debt restructuring at the time of the modification. For multi-family and commercial real estate properties, we estimate collateral value through independent third party appraisals or internal cash flow analyses, when current financial information is available, coupled with, in most cases, an inspection of the property. Appraisals on multi-family and commercial real estate loans are reviewed by our internal certified appraisers. Annually thereafter, inspections of these properties are performed to monitor the collateral. We also obtain updated estimates of collateral for certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral. Adjustments to final appraised values obtained from independent third party appraisers and automated valuation models are not made. Other current and anticipated economic conditions on which our individual valuation allowances rely are the impact that national and/or local economic and business conditions may have on borrowers, the impact that local real estate markets may have on collateral values, the level and direction of interest rates and their combined effect on real estate values and the ability of borrowers to service debt. For multi-family and commercial real estate loans, additional factors specific to a borrower or the underlying collateral are considered. These factors include, but are not limited to, the composition of tenancy, occupancy levels for the property, location of the property, cash flow estimates and, to a lesser degree, the existence of personal guarantees. We also review all regulatory notices, bulletins and memoranda with the purpose of identifying upcoming changes in regulatory conditions which may impact our calculation of individual valuation allowances. Our primary banking regulator periodically reviews our reserve methodology during regulatory examinations and any comments regarding changes to reserves or loan classifications are considered by management in determining valuation allowances.

Pursuant to our policy, loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible for the portion of the recorded investment in the loan in excess of the estimated fair value of the underlying collateral less estimated selling costs. Such charge-offs are taken for one-to-four family mortgage loans at 180 days past due and annually thereafter and loans to borrowers who have filed for bankruptcy initially when we are notified of the bankruptcy filing and for impaired multi-family and commercial real estate mortgage loans when the loans are identified as impaired. The determination of the loans on which full collectibility is not reasonably assured, the estimates of the fair value of the underlying collateral and the assessment of economic and regulatory conditions are subject to assumptions and judgments by management. Individual valuation allowances and charge-off amounts could differ materially as a result of changes in these assumptions and judgments.

General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities which, unlike individual valuation allowances, have not been allocated to particular loans. The determination of the adequacy of the general valuation allowances takes into consideration a variety of factors. We segment our one-to-four family mortgage loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans and year of origination and analyze our historical loss experience and delinquency levels and trends of these segments. We analyze multi-family and commercial real estate loans by portfolio and geographic location. We segment our consumer and other loan portfolio by home equity lines of credit, business loans, revolving credit lines and installment loans and perform similar historical loss analyses. In our analysis of non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral based on the portfolio segments noted above. These analyses and the resulting loss rates are used as an integral part of our judgment in developing estimated loss percentages to apply to the loan portfolio segments. We monitor credit risk on interest-only hybrid adjustable rate mortgage, or ARM, loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner that we monitor credit risk on all interest-only hybrid ARM loans. We monitor interest rate reset dates of our loan portfolio, in the aggregate, and the current interest rate environment and consider the impact, if any, on borrowers’ ability to continue to make timely principal and interest payments in determining our allowance for loan losses. We also consider the size, composition, risk profile and delinquency levels of our loan portfolio, as well as our credit administration and asset management procedures. We monitor property value trends in our market areas by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our general valuation allowances. In addition, we evaluate and consider the impact that current and anticipated economic and market conditions may have on the loan portfolio and known and inherent risks in the portfolio. We update our analyses quarterly and we are continually refining our evaluations as experience provides clearer guidance, our product offerings change and as economic conditions evolve.

We analyze our historical loss experience over twelve month, fifteen month, eighteen month and twenty-four month periods, however our quantitative allowance coverage percentages are based on our twelve month loss history. We believe the twelve month loss analysis is most reflective of current conditions and the potential impact on our future loss exposure. However, the longer periods provide further insight into trends or anomalies and can be a factor in making adjustments to the twelve month analysis. Also, for a particular loan type we may not have sufficient loss history to develop a reasonable estimate of loss. In that circumstance we would consider our loss experience for other, similar loan types. Additionally, multi-family and commercial real estate loss experience may be adjusted based on the composition of the losses (loan sales, short sales and partial charge-offs). We update our historical loss analyses quarterly and evaluate the need to modify our quantitative allowance as a result of our updated charge-off and loss analyses. The historical loss component of the allowance for loan losses is determined by applying the results of this quantitative analysis to each of our loans.

We then consider qualitative factors with the purpose of assessing the adequacy of the overall allowance for loan losses as well as the allocation of the allowance for loan losses by portfolio. The qualitative factors we consider can generally be categorized as: economic (unemployment levels, home values, general economic outlook); portfolio composition (loan types, product types, geography); and analytical (coverage ratios, peer analysis, uncertainties in assumptions).

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

Allowance adequacy calculations are adjusted quarterly, based on the results of our quantitative and qualitative analyses, to reflect our current estimates of the amount of probable losses inherent in our loan portfolio in determining our allowance for loan losses. Allocations of the allowance to each loan category are adjusted quarterly to reflect indicative inherent probable losses using the same quantitative and qualitative analyses used in connection with the overall allowance adequacy calculations. The portion of the allowance allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance for loan losses is available for losses applicable to the entire loan portfolio.

During the three months ended March 31, 2012, we refined our historical loss analyses on all of the portfolios, including further segmenting one-to-four family non-performing loans and segmenting multi-family and commercial real estate portfolios by property type and geographic location, and re-assessed the application of the qualitative factors noted above to each of the respective loan portfolios. As a result of our updated charge-off and loss analyses, we modified certain allowance coverage percentages during the 2012 first quarter to reflect our current estimates of the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances. Based on our evaluation of the housing and real estate markets and overall economy, including the unemployment rate, the levels and composition of our loan delinquencies and non-performing loans, our loss history and the size and composition of our loan portfolio, we determined that an allowance for loan losses of $149.9 million was required at March 31, 2012, compared to $157.2 million at December 31, 2011, resulting in a provision for loan losses of $10.0 million for the three months ended March 31, 2012. The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at the reporting dates.

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

For additional information regarding our allowance for loan losses, see “Provision for Loan Losses” and “Asset Quality” in this document and Part II, Item 7, “MD&A,” in our 2011 Annual Report on Form 10-K.

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

At March 31, 2012 and December 31, 2011, our MSR had a fair value of $8.1 million. There were no significant changes in the assumptions used to value our MSR at March 31, 2012 compared to December 31, 2011.

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

At March 31, 2012, the carrying amount of our goodwill totaled $185.2 million. On September 30, 2011, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

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

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer. GSE issuance mortgage-backed securities comprised 97% of our securities portfolio at March 31, 2012. Non-GSE issuance mortgage-backed securities at March 31, 2012 comprised 1% of our securities portfolio and had an amortized cost of $25.1 million, of which 61% are classified as available-for-sale and 39% are classified as held-to-maturity. Primarily all of our non-GSE issuance securities are investment grade securities and they have performed similarly to our GSE issuance securities. Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices.

The fair value of our securities portfolio is primarily impacted by changes in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes. At March 31, 2012, we held 33 securities with an estimated fair value totaling $143.7 million which had an unrealized loss totaling $416,000. Of the securities in an unrealized loss position at March 31, 2012, $14.6 million, with an unrealized loss of $203,000, have been in a continuous unrealized loss position for more than twelve months. At March 31, 2012, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

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

We recognize the overfunded or underfunded status of our defined benefit pension plans and other postretirement benefit plan, which is measured as the difference between plan assets at fair value and the benefit obligation at the measurement date, in other assets or other liabilities in our consolidated statements of financial condition. Changes in the funded status are recognized through comprehensive income/loss in the period in which the changes occur.

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

The discount rate is used to calculate the present value of the benefit obligations at the measurement date and the expense to be recorded in the following period. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. Discount rate assumptions are determined by reference to the Citigroup Pension Discount Curve, adjusted for Astoria Federal benefit plan specific cash flows. We compare these rates to other yield curves and market indices, such as the Mercer Mature Plan Index and Bloomberg AA Discount Curve, for reasonableness and make adjustments, as necessary, so the discount rates used reflect current market data and trends.

To determine the expected return on plan assets, we consider the long-term historical return information on plan assets, the mix of investments that comprise plan assets and the historical returns on indices comparable to the fund classes in which the plan invests.

For further information on the actuarial assumptions used for our pension benefits and other postretirement benefit plans see Note 14 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2011 Annual Report on Form 10-K.

During the 2012 first quarter, our Board of Directors approved amendments to our defined benefit pension plans which will, among other things, suspend the accrual of additional pension benefits effective April 30, 2012. As a result, we remeasured our benefit obligations and the funded status of our defined benefit pension plans at March 31, 2012. For additional information on the impact of the plan amendments, see Note 6 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. Principal payments on loans and securities totaled $1.38 billion for the three months ended March 31, 2012, compared to $1.43 billion for the three months ended March 31, 2011. The decrease in loan and securities repayments for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, was primarily due to a decrease in securities repayments. The decrease in securities repayments is primarily due to a reduction in the securities portfolio at January 1, 2012 compared to January 1, 2011. Loan repayments decreased slightly for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to a decrease in one-to-four family mortgage loan repayments. One-to-four family mortgage loan repayments remain at elevated levels, but did not accelerate during the 2012 first quarter.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $62.2 million for the three months ended March 31, 2012 and $103.0 million for the three months ended March 31, 2011. Deposits decreased $133.0 million during the three months ended March 31, 2012 and decreased $123.7 million during the three months ended March 31, 2011. The net decreases in deposits for the three months ended March 31, 2012 and 2011 were due to decreases in certificates of deposit, partially offset by increases in savings, money market and NOW and demand deposit accounts. During the three months ended March 31, 2012 and 2011, we continued to allow high cost certificates of deposit to run off. The increases in low cost savings, money market and NOW and demand deposit accounts during the three months ended March 31, 2012 and 2011 appear to reflect customer preference for the liquidity these types of deposits provide. Net borrowings increased $212.1 million during the three months ended March 31, 2012 and decreased $291.9 million during the three months ended March 31, 2011. The increase in net borrowings during the three months ended March 31, 2012 was primarily due to an increase in short-term FHLB-NY advances, partially offset by a decrease in reverse repurchase agreements, as we utilized low cost short-term FHLB-NY advances as a funding source, in part, to fund asset growth. The decrease in net borrowings during the three months ended March 31, 2011 was primarily due to cash flows from mortgage loan and securities repayments in excess of mortgage loan originations and purchases, securities purchases and deposit outflows which enabled us to repay a portion of our matured borrowings.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities. Gross mortgage loans originated and purchased for portfolio during the three months ended March 31, 2012 totaled $1.22 billion, of which $344.3 million were multi-family loan originations, reflecting the resumption of such lending in the second half of 2011, $562.9 million were one-to-four family originations and $317.5 million were one-to-four family purchases of individual mortgage loans through our third party loan origination program. This compares to gross mortgage loans originated and purchased for portfolio during the three months ended March 31, 2011 totaling $707.4 million, of which $495.0 million were originations and $212.4 million were purchases, all of which were one-to-four family mortgage loans. Despite the increases in originations and purchases of one-to-four family mortgage loans, origination and purchase volume for portfolio has been negatively affected for an extended period of time by the historic low interest rates on thirty year fixed rate conforming mortgage loans and the expanded conforming loan limits resulting in more borrowers opting for thirty year fixed rate conforming mortgage loans which we do not retain for portfolio. Purchases of securities totaled $374.8 million during the three months ended March 31, 2012 and $356.7 million during the three months ended March 31, 2011.

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

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks totaled $121.7 million at March 31, 2012 and $132.7 million at December 31, 2011. At March 31, 2012, we had $1.53 billion in borrowings with a weighted average rate of 3.08% maturing over the next twelve months. We have the flexibility to either repay or rollover these borrowings as they mature. Included in our borrowings are various obligations which, by their terms, may be called by the securities dealers and the FHLB-NY. At March 31, 2012, we had $1.95 billion of borrowings which are callable within three months and at various times thereafter. We believe the potential for these borrowings to be called does not present liquidity concerns as they have various call dates and coupons and we believe we can readily obtain replacement funding, albeit at higher rates. At March 31, 2012, FHLB-NY advances totaled $2.36 billion, or 54% of total borrowings. We do not believe any of our borrowing counterparty concentrations represent a material risk to our liquidity. In addition, we had $3.27 billion in certificates of deposit at March 31, 2012 with a weighted average rate of 1.57% maturing over the next twelve months. We have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average rates at March 31, 2012.

	Borrowings			Certificates of Deposit
(Dollars in Millions)	Amount		Weighted Average Rate	Amount	Weighted Average Rate
Contractual Maturity:
Twelve months or less	$1,530	(1)	3.08%	$3,269	1.57%
Thirteen to thirty-six months	575	(2)	2.33	1,053	2.49
Thirty-seven to sixty months	1,150	(3)	3.68	888	2.49
Over sixty months	1,079	(4)	4.98	-	-
Total	$4,334		3.61%	$5,210	1.91%

(1)	Includes $250.0 million of 5.75% senior notes which mature on October 15, 2012.
(2)	Includes $100.0 million of borrowings, with a rate of 4.16%, which are callable by the counterparty within the next three months and at various times thereafter.
(3)	Includes $900.0 million of borrowings, with a weighted average rate of 4.35%, which are callable by the counterparty within the next three months and at various times thereafter.
(4)	Includes $950.0 million of borrowings, with a weighted average rate of 4.34%, which are callable by the counterparty within the next three months and at various times thereafter.

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

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of interest on its debt obligations and repurchases of common stock. On March 1, 2012, we paid a quarterly cash dividend of $0.13 per share on shares of our common stock outstanding as of the close of business on February 15, 2012 totaling $12.5 million. On April 18, 2012, we declared a quarterly cash dividend of $0.04 per share on shares of our common stock payable on June 1, 2012 to stockholders of record as of the close of business on May 15, 2012. The reduction in the dividend per share declared during the 2012 second quarter, compared to the 2012 first quarter, is expected to result in a dividend payout ratio and dividend yield which is more in line with norms in the financial industry and to provide management with additional flexibility to redeploy capital to support growth opportunities in the future. Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions. At March 31, 2012, a maximum of 8,107,300 shares may yet be purchased under this plan. However, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal. Since Astoria Federal is a federally chartered savings association, there are regulatory limits on its ability to make distributions to Astoria Financial Corporation. See Part I, Item 1, “Regulation and Supervision,” in our 2011 Annual Report on Form 10-K for further discussion of these regulatory limits. On April 20, 2012, Astoria Federal paid a dividend to Astoria Financial Corporation totaling $13.3 million.

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At March 31, 2012, our tangible capital ratio, which represents stockholders’ equity less goodwill divided by total assets less goodwill, was 6.41%. At March 31, 2012, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 8.75%, leverage capital ratio of 8.75% and total risk-based capital ratio of 16.19%. Astoria Federal’s Tier 1 risk-based capital ratio was 14.92% at March 31, 2012. As of March 31, 2012, Astoria Federal continues to be a well capitalized institution for all bank regulatory purposes.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit. Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments. Commitments to sell loans totaled $79.7 million at March 31, 2012. The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations. We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2011.

The following table details our contractual obligations at March 31, 2012.

	Payments due by period
(In Thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$3,828,866	$1,025,000	$575,000	$1,150,000	$1,078,866
Off-balance sheet contractual obligations:
Commitments to originate and purchase loans (1)	879,033	879,033	-	-	-
Commitments to fund unused lines of credit (2)	233,266	233,266	-	-	-
Total	$4,941,165	$2,137,299	$575,000	$1,150,000	$1,078,866

(1)    Includes commitments to originate loans held-for-sale of $50.5 million.

(2)    Primarily related to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions which have not changed significantly from December 31, 2011. For further information regarding these liabilities, see Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” in our 2011 Annual Report on Form 10-K. We also have contingent liabilities related to assets sold with recourse and standby letters of credit which have not changed significantly from December 31, 2011.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “MD&A,” in our 2011 Annual Report on Form 10-K.

Comparison of Financial Condition as of March 31, 2012 and December 31, 2011 and Operating Results for the Three Months Ended March 31, 2012 and 2011

Financial Condition

Total assets increased slightly to $17.11 billion at March 31, 2012, from $17.02 billion at December 31, 2011. The increase in total assets was primarily due to an increase in loans receivable.

Loans receivable, net, increased $113.3 million to $13.23 billion at March 31, 2012, from $13.12 billion at December 31, 2011, primarily due to an increase in mortgage loans. Mortgage loans increased $113.4 million to $13.03 billion at March 31, 2012, from $12.92 billion at December 31, 2011, primarily due to an increase in our multi-family mortgage loan portfolio, partially offset by decreases in our commercial real estate and one-to-four family mortgage loan portfolios. Gross mortgage loans originated and purchased for portfolio during the three months ended March 31, 2012 totaled $1.22 billion, of which $344.3 million were multi-family loan originations, $562.9 million were one-to-four family loan originations and $317.5 million were one-to-four family purchases. This compares to gross mortgage loans originated and purchased for portfolio during the three months ended March 31, 2011 totaling $707.4 million, of which $495.0 million were originations and $212.4 million were purchases, all of which were one-to-four family mortgage loans. Mortgage loan repayments decreased slightly to $1.08 billion for the three months ended March 31, 2012, compared to $1.09 billion for the three months ended March 31, 2011, primarily due to a decrease in one-to-four family mortgage loan repayments.

Our mortgage loan portfolio continues to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loan portfolio decreased slightly to $10.55 billion at March 31, 2012, from $10.56 billion at December 31, 2011, and represented 79% of our total loan portfolio at March 31, 2012. One-to-four family mortgage loan repayments remain at elevated levels, but did not accelerate during the 2012 first quarter. However, the levels of repayments outpaced our origination and purchase volume during the three months ended March 31, 2012, resulting in the slight decline in the portfolio. During the three months ended March 31, 2012, the loan-to-value ratio of our one-to-four family mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 59% and the loan amount averaged approximately $747,000.

Our multi-family mortgage loan portfolio increased $166.9 million to $1.86 billion at March 31, 2012, from $1.69 billion at December 31, 2011, and our commercial real estate loan portfolio decreased $37.3 million to $622.4 million at March 31, 2012, from $659.7 million at December 31, 2011. The increase in our multi-family mortgage loan portfolio was the result of the originations during the 2012 first quarter which outpaced repayments. We resumed originations of multi-family and commercial real estate loans during the latter half of 2011, primarily in New York. During the three months ended March 31, 2012, the loan-to-value of our multi-family mortgage loan originations, at the time of origination, averaged approximately 52% and the loan amount averaged approximately $3.4 million. The decrease in the commercial real estate loan portfolio is attributable to repayments and the absence of new commercial real estate loan originations during the 2012 first quarter.

Securities increased $39.5 million to $2.51 billion at March 31, 2012, from $2.47 billion at December 31, 2011. This increase was primarily the result of purchases of $374.8 million, partially offset by principal payments received of $276.2 million and sales of $51.8 million. At March 31, 2012, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost of $2.42 billion, a weighted average current coupon of 3.49%, a weighted average collateral coupon of 4.85% and a weighted average life of 2.6 years. For additional information regarding our securities portfolio, see Note 2 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

Deposits decreased $133.0 million to $11.11 billion at March 31, 2012, from $11.25 billion at December 31, 2011, due to a decrease in certificates of deposit, partially offset by an increase of $176.1 million in NOW and demand deposit, savings and money market accounts. Certificates of deposit decreased $309.1 million since December 31, 2011 to $5.21 billion at March 31, 2012. NOW and demand deposit accounts increased $63.6 million since December 31, 2011 to $1.93 billion at March 31, 2012. Savings accounts increased $60.5 million since December 31, 2011 to $2.81 billion at March 31, 2012. Money market accounts increased $52.0 million since

December 31, 2011 to $1.17 billion at March 31, 2012. During the three months ended March 31, 2012, we continued to allow high cost certificates of deposit to run off. The increases in low cost savings, money market and NOW and demand deposit accounts during the three months ended March 31, 2012 appear to reflect customer preference for the liquidity these types of deposits provide.

Total borrowings, net, increased $212.1 million to $4.33 billion at March 31, 2012, from $4.12 billion at December 31, 2011. The increase in net borrowings is primarily due to an increase in short-term FHLB-NY advances, partially offset by a decrease in reverse repurchase agreements, at March 31, 2012, compared to December 31, 2011.

Stockholders’ equity increased $19.1 million to $1.27 billion at March 31, 2012, from $1.25 billion at December 31, 2011. The increase in stockholders’ equity was primarily due to a decrease in accumulated other comprehensive loss of $20.6 million and net income of $10.0 million, partially offset by dividends declared of $12.5 million. The decrease in accumulated other comprehensive loss was primarily due to an increase in the funded status of our defined benefit pension plans at March 31, 2012, compared to December 31, 2011. The change in the funded status was due to the remeasurement of the plan obligations and assets as of March 31, 2012 in response to plan amendments approved during the 2012 first quarter. The plan amendments primarily related to the suspension of accrual of additional pension benefits effective April 30, 2012. For further information on our defined benefit pension plans, see Note 6 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

Results of Operations

General

Net income for the three months ended March 31, 2012 decreased $17.4 million to $10.0 million, from $27.4 million for the three months ended March 31, 2011, primarily due to a reduced level of net interest income, increased non-interest expense and higher provision for loan losses, partially offset by an increase in non-interest income. Diluted earnings per common share decreased to $0.11 per share for the three months ended March 31, 2012, from $0.29 per share for the three months ended March 31, 2011. Return on average assets decreased to 0.23% for the three months ended March 31, 2012, from 0.61% for the three months ended March 31, 2011, due to the decrease in net income, partially offset by a decrease in average assets. Return on average stockholders’ equity decreased to 3.19% for the three months ended March 31, 2012, from 8.76% for the three months ended March 31, 2011. Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, decreased to 3.75% for the three months ended March 31, 2012, from 10.29% for the three months ended March 31, 2011. The decreases in the returns on average stockholders’ equity and average tangible stockholders’ equity for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, were primarily due to the decrease in net income.

Our result of operations for the three months ended March 31, 2012 include net charges of $3.4 million ($2.2 million, after tax) included in non-interest expense related to compensation and benefits expense associated with cost control initiatives implemented in the 2012 first quarter. For the three months ended March 31, 2012, these net charges reduced diluted earnings per common share by $0.02 per share, return on average assets by 6 basis points, return on average stockholders’ equity by 71 basis points and return on average tangible stockholders’ equity by 83 basis points. See “Non-Interest Expense” for additional information on the cost control initiatives implemented in the 2012 first quarter.

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

For the three months ended March 31, 2012, net interest income decreased $13.3 million to $88.2 million, from $101.5 million for the three months ended March 31, 2011. The net interest rate spread decreased to 2.13% for the three months ended March 31, 2012, from 2.34% for the three months ended March 31, 2011. The net interest margin decreased to 2.20% for the three months ended March 31, 2012, from 2.40% for the three months ended March 31, 2011. The decreases in net interest income, the net interest rate spread and the net interest margin for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, are primarily due to a more rapid decline in the yields on average interest-earning assets than the decline in the costs on average interest-bearing liabilities. Interest income for the three months ended March 31, 2012 decreased, compared to the three months ended March 31, 2011, primarily due to decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities, coupled with a decrease in the average balance of mortgage loans. Interest expense for the three months ended March 31, 2012 decreased, compared to the three months ended March 31, 2011, primarily due to decreases in the average balances and average costs of certificates of deposit and borrowings. The average balance of net interest-earning assets increased $62.5 million to $646.8 million for the three months ended March 31, 2012, from $584.3 million for the three months ended March 31, 2011.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2012 and 2011. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended March 31,
	2012				2011
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$10,646,065		$99,292	3.73%	$10,825,492		$114,676	4.24%
Multi-family and commercial real estate	2,400,624		36,470	6.08	2,884,963		44,492	6.17
Consumer and other loans (1)	281,317		2,341	3.33	307,988		2,507	3.26
Total loans	13,328,006		138,103	4.14	14,018,443		161,675	4.61
Mortgage-backed and other securities (2)	2,444,341		18,021	2.95	2,533,953		22,423	3.54
Repurchase agreements and interest-earning cash accounts	88,254		53	0.24	194,996		93	0.19
FHLB-NY stock	138,819		1,602	4.62	147,589		2,317	6.28
Total interest-earning assets	15,999,420		157,779	3.94	16,894,981		186,508	4.42
Goodwill	185,151				185,151
Other non-interest-earning assets	932,078				932,212
Total assets	$17,116,649				$18,012,344

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,786,380		1,762	0.25	$2,704,261		2,687	0.40
Money market	1,130,700		1,853	0.66	382,756		429	0.45
NOW and demand deposit	1,843,246		290	0.06	1,750,841		281	0.06
Total savings, money market and NOW and demand deposit	5,760,326		3,905	0.27	4,837,858		3,397	0.28
Certificates of deposit	5,353,472		25,522	1.91	6,646,739		33,635	2.02
Total deposits	11,113,798		29,427	1.06	11,484,597		37,032	1.29
Borrowings	4,238,790		40,156	3.79	4,826,055		47,947	3.97
Total interest-bearing liabilities	15,352,588		69,583	1.81	16,310,652		84,979	2.08
Non-interest-bearing liabilities	512,158				451,839
Total liabilities	15,864,746				16,762,491
Stockholders’ equity	1,251,903				1,249,853
Total liabilities and stockholders’ equity	$17,116,649				$18,012,344

Net interest income/
net interest rate spread (3)			$88,196	2.13%			$101,529	2.34%

Net interest-earning assets/
net interest margin (4)	$646,832			2.20%	$584,329			2.40%

Ratio of interest-earning assets to
interest-bearing liabilities	1.04	x			1.04	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
	Increase (Decrease)
(In Thousands)	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
One-to-four family	$(1,863)	$(13,521)	$(15,384)
Multi-family and commercial real estate	(7,381)	(641)	(8,022)
Consumer and other loans	(219)	53	(166)
Mortgage-backed and other securities	(770)	(3,632)	(4,402)
Repurchase agreements and interest-earning cash accounts	(60)	20	(40)
FHLB-NY stock	(132)	(583)	(715)
Total	(10,425)	(18,304)	(28,729)
Interest-bearing liabilities:
Savings	83	(1,008)	(925)
Money market	1,149	275	1,424
NOW and demand deposit	9	-	9
Certificates of deposit	(6,339)	(1,774)	(8,113)
Borrowings	(5,676)	(2,115)	(7,791)
Total	(10,774)	(4,622)	(15,396)
Net change in net interest income	$349	$(13,682)	$(13,333)

Interest Income

Interest income decreased $28.7 million to $157.8 million for the three months ended March 31, 2012, from $186.5 million for the three months ended March 31, 2011, due to a decrease in the average yield on interest-earning assets to 3.94% for the three months ended March 31, 2012, from 4.42% for the three months ended March 31, 2011, coupled with a decrease of $895.6 million in the average balance of interest-earning assets to $16.00 billion for the three months ended March 31, 2012, from $16.89 billion for the three months ended March 31, 2011. The decrease in the average yield on interest-earning assets was primarily due to decreases in the average yields on one-to-four family mortgage loans and mortgage-backed and other securities. The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balances of mortgage loans, repurchase agreements and interest-earning cash accounts and mortgage-backed and other securities.

Interest income on one-to-four family mortgage loans decreased $15.4 million to $99.3 million for the three months ended March 31, 2012, from $114.7 million for the three months ended March 31, 2011, primarily due to a decrease in the average yield to 3.73% for the three months ended March 31, 2012, from 4.24% for the three months ended March 31, 2011. The decrease in the average yield was primarily due to new originations at lower interest rates than the rates on loans repaid over the past year and the impact of the downward repricing of our ARM loans. The lower interest rates are attributable to the negative impact of the U.S. government programs that impede our ability to grow one-to-four family mortgage loans profitably. Net premium and deferred loan origination cost amortization on one-to-four family mortgage loans decreased $596,000 to $6.3 million for the three months ended March 31, 2012, from $6.9 million for the three months ended March 31, 2011. The average balance of one-to-four family mortgage loans decreased $179.4 million to $10.65 billion for the three months ended March 31, 2012.

Interest income on multi-family and commercial real estate mortgage loans decreased $8.0 million to $36.5 million for the three months ended March 31, 2012, from $44.5 million for the three months ended March 31, 2011, primarily due to a decrease of $484.3 million in the average balance of such loans. The decrease in the average balance of multi-family and commercial real estate loans is attributable to repayments, the sale or transfer to held-for-sale of certain delinquent and non-performing loans and the absence of new multi-family and commercial real estate loan originations until the latter half of 2011. The average yield on multi-family and commercial real estate loans decreased to 6.08% for the three months ended March 31, 2012, from 6.17% for the three months ended March 31, 2011. This decrease is due, in part, to new originations at interest rates below the weighted average rates of the portfolios, partially offset by an increase in prepayment penalties. Prepayment penalties increased $775,000 to $2.5 million for the three months ended March 31, 2012, from $1.7 million for the three months ended March 31, 2011.

Interest income on mortgage-backed and other securities decreased $4.4 million to $18.0 million for the three months ended March 31, 2012, from $22.4 million for the three months ended March 31, 2011, due to a decrease in the average yield to 2.95% for the three months ended March 31, 2012, from 3.54% for the three months ended March 31, 2011. The decrease in the average yield on mortgage-backed and other securities was primarily due to repayments on higher yielding securities and purchases of new securities with lower coupons, in the prolonged low interest rate environment, than the weighted average coupon for the portfolio, coupled with an increase in net premium amortization. Net premium amortization increased $1.9 million to $3.2 million for the three months ended March 31, 2012, from $1.3 million for the three months ended March 31, 2011. The average balance of mortgage-backed and other securities decreased $89.6 million to $2.44 billion for the three months ended March 31, 2012.

Interest Expense

Interest expense decreased $15.4 million to $69.6 million for the three months ended March 31, 2012, from $85.0 million for the three months ended March 31, 2011, due to a decrease of $958.1 million in the average balance of interest-bearing liabilities to $15.35 billion for the three months ended March 31, 2012, from $16.31 billion for the three months ended March 31, 2011, coupled with a decrease in the average cost of interest-bearing liabilities to 1.81% for the three months ended March 31, 2012, from 2.08% for the three months ended March 31, 2011. The decrease in the average balance of interest-bearing liabilities was due to decreases in the average balances of certificates of deposit and borrowings, partially offset by increases in the average balances of money market, NOW and demand deposit and savings accounts. The decrease in the average cost of interest-bearing liabilities was primarily due to decreases in the average costs of certificates of deposit and borrowings.

Interest expense on total deposits decreased $7.6 million to $29.4 million for the three months ended March 31, 2012, from $37.0 million for the three months ended March 31, 2011, due to a decrease of $370.8 million in the average balance of total deposits to $11.11 billion for the three months ended March 31, 2012, from $11.48 billion for the three months ended March 31, 2011, coupled with a decrease in the average cost to 1.06% for the three months ended March 31, 2012, from 1.29% for the three months ended March 31, 2011. The decrease in the average balance of total deposits was due to a decrease in the average balance of certificates of deposit, partially offset by increases in the average balances of money market, NOW and demand deposit and savings accounts. The decrease in the average cost of total deposits was primarily due to the decrease in the average cost of our certificates of deposit.

Interest expense on certificates of deposit decreased $8.1 million to $25.5 million for the three months ended March 31, 2012, from $33.6 million for the three months ended March 31, 2011, due to a decrease of $1.29 billion in the average balance, coupled with a decrease in the average cost to 1.91% for the three months ended March 31, 2012, from 2.02% for the three months ended March 31, 2011. The decrease in the average balance of certificates of deposit was primarily the result of our reduced focus on certificates of deposit. Since 2009, we continued to allow high cost certificates of deposit to run off as total assets declined. The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates. During the three months ended March 31, 2012, $674.0 million of certificates of deposit with a weighted average rate of 1.18% and a weighted average maturity at inception of sixteen months, matured and $369.9 million of certificates of deposit were issued or repriced, with a weighted average rate of 0.24% and a weighted average maturity at inception of fourteen months.

Interest expense on money market accounts increased $1.4 million to $1.9 million for the three months ended March 31, 2012, from $429,000 for the three months ended March 31, 2011. This increase was primarily due to an increase of $747.9 million in the average balance of money market accounts to $1.13 billion for the three months ended March 31, 2012, from $382.8 million for the three months ended March 31, 2011. The average cost of money market accounts increased to 0.66% for the three months ended March 31, 2012, from 0.45% for the three months ended March 31, 2011. The increase in the average balance and average cost reflects the introduction of our premium money market product during the 2011 third quarter.

Interest expense on borrowings decreased $7.7 million to $40.2 million for the three months ended March 31, 2012, from $47.9 million for the three months ended March 31, 2011, due to a decrease of $587.3 million in the average balance, coupled with a decrease in the average cost to 3.79% for the three months ended March 31, 2012, from 3.97% for the three months ended March 31, 2011. The decrease in the average balance of borrowings was the result of cash flows from mortgage loan and securities repayments exceeding mortgage loan originations and purchases, securities purchases and deposit outflows which enabled us to repay a portion of our matured borrowings during 2011. The decrease in the average cost of borrowings is a result of the repayment of borrowings that matured during the 2011 fourth quarter and 2012 first quarter which had a higher weighted average rate than the weighted average rate of the portfolio, coupled with our increased utilization of low cost short-term FHLB-NY advances during the 2012 first quarter.

Provision for Loan Losses

We review our allowance for loan losses on a quarterly basis. Material factors considered during our quarterly review are our loss experience, the composition and direction of loan delinquencies, the size and composition of our loan portfolio and the impact of current economic conditions. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. We are impacted by both national and regional economic factors. With one-to-four family mortgage loans from various regions of the country held in our portfolio, the condition of the national economy impacts our earnings. During 2011 and continuing into 2012, the U.S. economy has shown signs of a very slow and tenuous recovery from the recession experienced since 2008. The national unemployment rate, while still at a high level, has reflected some declines from its peak of 10.0% for October 2009. The national unemployment rate ranged in the first quarter of 2012 from 8.5% to 8.2%, somewhat improved from the year earlier period, which ranged from 9.4% to 8.9%. Still, softness in the housing and real estate markets persists, although the extent of such softness varies from region to region. In New York, where our multi-family mortgage loan origination activities were resumed in the second half of 2011, we have noted some recent strengthening of economic conditions.

The provision for loan losses for the three months ended March 31, 2012 increased to $10.0 million compared to $7.0 million for the three months ended March 31, 2011, but remained equal to the provisions recorded for each of the last three quarters of 2011. The allowance for loan losses decreased to $149.9 million at March 31, 2012, from $157.2 million at December 31, 2011. The allowance for loan losses reflects the levels and composition of our loan delinquencies and non-performing loans, our loss history, the size and composition of our loan portfolio and our evaluation of the housing and real estate markets and overall economy, including the unemployment rate. The decrease in the allowance for loan losses reflects the generally stabilizing trend in overall asset quality experienced since 2010 as total delinquencies have continued a downward trend. Total delinquencies declined $29.5 million to $518.9 million at March 31, 2012, from $548.4 million at December 31, 2011, due to a decrease of $52.2 million in early stage loan delinquencies (loans 30-89 days past due), partially offset by an increase in non-performing loans. Non-performing loans, which are comprised primarily of mortgage loans, increased $22.7 million to $355.6 million, or 2.66% of total loans, at March 31, 2012, from $332.9 million, or 2.51% of total loans, at December 31, 2011. The increase in non-performing loans at March 31, 2012 compared to December 31, 2011 was primarily due to an increase of $27.5 million in non-performing multi-family mortgage loans, resulting from loans which were modified in a troubled debt restructuring during the 2012 first quarter, partially offset by a decrease of $5.7 million in non-performing one-to-four family mortgage loans. Net loan charge-offs totaled $17.3 million, or fifty-two basis points of average loans outstanding, annualized, for the three months ended March 31, 2012. This compares to $19.0 million, or fifty-four basis points of average loans outstanding, annualized, for the three months ended March 31, 2011. Despite the improved credit metrics of the loan portfolio, including the decline in total loan delinquencies, we felt it prudent, at this time, to maintain our strong allowance for loan losses coverage ratio. The allowance for loan losses as a percentage of total loans was 1.12% at March 31, 2012, compared to 1.18% at December 31, 2011. The allowance for loan losses as a percentage of non-performing loans decreased to 42.16% at March 31, 2012, from 47.22% at December 31, 2011, primarily due to the increase in non-performing loans. The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages we apply to our non-

performing loans are higher than the allowance coverage percentages applied to our performing loans. In determining our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral.

When analyzing our asset quality trends and coverage ratios, consideration is given to the accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio. Included in our non-performing loans are one-to-four family mortgage loans which are 180 days or more past due. We update our estimates of collateral values on one-to-four family mortgage loans at 180 days past due and annually thereafter. If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its estimated fair value less estimated selling costs. Therefore, certain losses inherent in our non-performing one-to-four family mortgage loans are being recognized through a charge-off at 180 days of delinquency and annually thereafter. The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans. Therefore, when reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs is considered. At March 31, 2012, non-performing loans included one-to-four family mortgage loans which were 180 days or more past due totaling $258.4 million, net of $80.2 million in charge-offs related to such loans, which had a related allowance for loan losses totaling $10.4 million. At December 31, 2011, non-performing loans included one-to-four family mortgage loans which were 180 days or more past due totaling $256.4 million, net of $77.1 million in charge-offs related to such loans, which had a related allowance for loan losses totaling $7.7 million.

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio. We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time. Our 2012 first quarter analysis of loss severity on one-to-four family mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO) to the loan’s original principal balance, during the twelve months ended December 31, 2011 indicated an average loss severity of approximately 31%, compared to approximately 30% in our 2011 fourth quarter analysis. Our analysis in the 2012 first quarter primarily reviewed one-to-four family REO sales which occurred during the twelve months ended December 31, 2011 and included both full documentation and reduced documentation loans in a variety of states with varying years of origination. Our 2012 first quarter analysis of charge-offs on multi-family and commercial real estate loans, primarily related to loan sales, during the twelve months ended December 31, 2011 indicated an average loss severity of approximately 31%, compared to approximately 28% in our 2011 fourth quarter analysis. We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses. However, the uniqueness of each multi-family and commercial real estate loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses. We believe that using the loss experience of the past year (twelve months prior to the quarterly analysis) is reflective of the current economic and real estate environment. The ratio of the allowance for loan losses to non-performing loans was approximately 42% at March 31, 2012, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses.

We update our estimates of collateral value for one-to-four family mortgage loans at 180 days past due and annually thereafter and for loans to borrowers who have filed for bankruptcy initially when we are notified of the bankruptcy filing. Updated estimates of collateral value for one-to-four family loans are obtained primarily through automated valuation models. Additionally, our loan servicer performs property inspections to monitor and manage the collateral on our one-to-four family loans when they become 45 days past due and monthly thereafter until the foreclosure process is complete. We update our estimates of collateral value for non-performing multi-family and commercial real estate mortgage loans with balances of $1.0 million or greater when the loans initially become non-performing and multi-family and commercial real estate loans modified in a troubled debt restructuring at the time of the modification. For multi-family and commercial real estate properties, we estimate collateral value through independent third party appraisals or internal cash flow analyses, when current financial information is available, coupled with, in most cases, an inspection of the property. Appraisals on multi-family and commercial real estate loans are reviewed by our internal certified appraisers. Annually thereafter, inspections of these properties are performed to monitor the collateral. We also obtain updated estimates of collateral for certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral. Adjustments to final appraised values obtained from independent third party appraisers and automated valuation models are not made. We monitor property value trends in our market areas to determine what impact, if any, such trends may have on our loan-to-value ratios and the adequacy of the allowance for loan losses.

During the 2012 first quarter, total delinquencies decreased primarily due to a decrease in early stage loan delinquencies, partially offset by an increase in non-performing loans. Net loan charge-offs decreased for the 2012 first quarter to $17.3 million compared to $31.2 million for the 2011 fourth quarter, primarily due to charge-offs in the 2011 fourth quarter related to certain delinquent and non-performing loans transferred to held-for-sale and certain impaired multi-family and commercial real estate mortgage loans. The national unemployment rate decreased to 8.2% for March 2012 and there were job gains for the quarter totaling 635,000 at the time of our analysis. We continued to update our charge-off and loss analysis during the 2012 first quarter and modified our allowance coverage percentages accordingly. As a result of these factors, our allowance for loan losses decreased compared to December 31, 2011 and totaled $149.9 million at March 31, 2012 which resulted in a provision for loan losses of $10.0 million for the 2012 first quarter.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses. We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, delinquencies and non-accrual and non-performing loans, our loss history and the current economic environment. The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at March 31, 2012 and December 31, 2011.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality” and Note 4 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

Non-Interest Income

Non-interest income increased $1.6 million to $19.6 million for the three months ended March 31, 2012, from $18.0 million for the three months ended March 31, 2011. This increase was primarily due to gain on sales of securities in the 2012 first quarter and an increase in other non-interest income, partially offset by decreases in customer service fees and mortgage banking income, net.

During the three months ended March 31, 2012, we sold mortgage-backed securities from the available-for-sale portfolio with an amortized cost of $51.8 million resulting in gross realized gains totaling $2.5 million. There were no sales of securities during the three months ended March 31, 2011. Other non-interest income increased $1.2 million to $1.9 million for the three months ended March 31, 2012, from $721,000 for the three months ended March 31, 2011. This increase was primarily due to an increase in net gain on sales of non-performing loans held-for-sale and a decrease in lower of cost or market write-downs recorded on such loans.

Customer service fees decreased $1.2 million to $10.5 million for the three months ended March 31, 2012, from $11.7 million for the three months ended March 31, 2011. This decrease was primarily due to decreases in commissions on sales of annuities, overdraft fees related to transaction accounts and ATM fees. Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, decreased $1.0 million to $1.4 million for the three months ended March 31, 2012, from $2.4 million for the three months ended March 31, 2011. This decrease was primarily due to decreases in the recovery recorded in the valuation allowance for the impairment of MSR and net gain on sales of loans, coupled with an increase in amortization of MSR.

Non-Interest Expense

Non-interest expense increased $12.6 million to $82.2 million for the three months ended March 31, 2012, from $69.6 million for the three months ended March 31, 2011, primarily due to increases in FDIC insurance premium expense and compensation and benefits expense. Our percentage of general and administrative expense to average assets, annualized, increased to 1.92% for the three months ended March 31, 2012, from 1.55% for the three months ended March 31, 2011, due to the increase in general and administrative expense, coupled with a decrease in average assets, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.

FDIC insurance premium expense increased $5.7 million to $11.2 million for the three months ended March 31, 2012, from $5.5 million for the three months ended March 31, 2011. On February 7, 2011, the FDIC adopted a final rule that redefined the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, rather than on deposit bases, as required by the Reform Act, and revised the risk-based assessment system for all large insured depository institutions effective April 1, 2011 which resulted in significantly higher FDIC insurance premium expense. For further discussion of the changes in

FDIC insurance premiums, see Part I, Item 1, “Business – Regulation and Supervision,” and Item 1A, “Risk Factors,” of our 2011 Annual Report on Form 10-K.

Compensation and benefits expense increased $5.7 million to $42.2 million for the three months ended March 31, 2012, from $36.5 million for the three months ended March 31, 2011. This increase was primarily due to one-time net charges totaling $3.4 million associated with cost control initiatives implemented during the 2012 first quarter and an increase of $1.7 million in pension and other postretirement benefits expense. Over the past two years, we have incurred higher overall non-interest expense related to regulatory compliance and investment in our growing business lines, particularly multi-family and commercial real estate mortgage lending. In an effort to offset such increases in our non-interest expense we completed a corporate wide review of all components of compensation and staffing levels for the purpose of identifying areas where we could potentially recognize cost savings and efficiencies. We instituted a salary freeze for executive and senior officers and eliminated stock-based compensation awards for 2012. We reviewed our staffing levels and retirement benefit plans and identified additional savings. The additional savings identified included the elimination of 142 positions. In addition, our Board of Directors approved amendments to our defined benefit pension plans which will, among other things, suspend the accrual of additional pension benefits effective April 30, 2012 which resulted in a decline in our benefit obligations and an increase in the funded status and will result in a reduction of future net periodic pension cost. It is anticipated that the savings resulting from these actions will enable us to control or limit the overall increase in our non-interest expense during the remainder of 2012.

Income Tax Expense

For the three months ended March 31, 2012, income tax expense totaled $5.6 million, representing an effective tax rate of 35.8%, compared to $15.6 million for the three months ended March 31, 2011, representing an effective tax rate of 36.2%.

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

The composition of our loan portfolio, by property type, has remained relatively consistent over the last several years. At March 31, 2012 our loan portfolio was comprised of 79% one-to-four family mortgage loans, 14% multi-family mortgage loans, 5% commercial real estate loans and 2% other loan categories. This compares to 80% one-to-four family mortgage loans, 13% multi-family mortgage loans, 5% commercial real estate loans and 2% other loan categories at December 31, 2011. Full documentation loans comprised 86% of our one-to-four family mortgage loan portfolio at March 31, 2012, compared to 85% at December 31, 2011 and comprised 88% of our total mortgage loan portfolio at March 31, 2012 and December 31, 2011.

The following table provides further details on the composition of our one-to-four family mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At March 31, 2012		At December 31, 2011
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
One-to-four family:
Full documentation interest-only (1)	$2,477,589	23.49%	$2,695,940	25.53%
Full documentation amortizing	6,542,757	62.05	6,308,047	59.73
Reduced documentation interest-only (1)(2)	1,106,631	10.49	1,145,340	10.84
Reduced documentation amortizing (2)	418,384	3.97	412,212	3.90
Total one-to-four family	$10,545,361	100.00%	$10,561,539	100.00%

(1)	Interest-only loans require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term. Includes interest-only hybrid ARM loans originated prior to 2007 which were underwritten at the initial note rate, which may have been a discounted rate, totaling $2.41 billion at March 31, 2012 and $2.50 billion at December 31, 2011.
(2)	Includes SISA loans totaling $236.8 million at March 31, 2012 and $240.7 million at December 31, 2011.

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

Although FICO scores are considered as part of our underwriting process, they have not always been recorded on our mortgage loan system and are not available for all of the one-to-four family mortgage loans on our mortgage loan system. However, substantially all of our one-to-four family mortgage loans originated since March 2005 have FICO scores as of the loan origination date (original FICO scores) available on our mortgage loan system. One-to-four family mortgage loans which had original FICO scores available on our mortgage loan system totaled $9.33 billion at March 31, 2012 and $9.30 billion at December 31, 2011, or 88% of our total one-to-four family mortgage loan portfolio at the respective dates, of which 5%, or $424.3 million at March 31, 2012 and $433.6 million at December 31, 2011, had original FICO scores of 660 or below. Of our one-to-four family mortgage loans to borrowers with known original FICO scores of 660 or below, 71% are interest-only loans and 29% are amortizing loans at March 31, 2012 and December 31, 2011. In addition, 67% of our loans to borrowers with known original FICO scores of 660 or below were full documentation loans and 33% were reduced documentation loans at March 31, 2012 and December 31, 2011. We believe the aforementioned loans, when originated, were amply collateralized and otherwise conformed to our prime lending standards and do not present a greater risk of loss or other asset quality risk relative to comparable loans in our portfolio to other borrowers with higher credit scores.

We have enhanced the FICO score data on our mortgage loan system to record, when available, current FICO scores on our borrowers. At March 31, 2012, one-to-four family mortgage loans which had current FICO scores available on our mortgage loan system totaled $10.14 billion, or 96% of our total one-to-four family mortgage loan portfolio, of which $898.1 million, or 9%, had current FICO scores of 660 or below. At December 31, 2011, one-to-four family mortgage loans which had current FICO scores available on our mortgage loan system totaled $9.47 billion, or 90% of our total one-to-four family mortgage loan portfolio, of which $918.1 million, or 10%, had current FICO scores of 660 or below. Of our one-to-four family mortgage loans to borrowers with known current FICO scores of 660 or below, 63% are interest-only loans and

37% are amortizing loans at March 31, 2012 and December 31, 2011. In addition, 62% of our loans to borrowers with known current FICO scores of 660 or below were full documentation loans and 38% were reduced documentation loans at March 31, 2012 and December 31, 2011.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At March 31, 2012	At December 31, 2011
Non-accrual delinquent mortgage loans	$349,131	$326,627
Non-accrual delinquent consumer and other loans	6,437	6,068
Mortgage loans delinquent 90 days or more and still accruing interest (1)	-	162
Total non-performing loans (2)	355,568	332,857
REO, net (3)	39,931	48,059
Total non-performing assets	$395,499	$380,916
Non-performing loans to total loans	2.66%	2.51%
Non-performing loans to total assets	2.08	1.96
Non-performing assets to total assets	2.31	2.24
Allowance for loan losses to non-performing loans	42.16	47.22
Allowance for loan losses to total loans	1.12	1.18

(1)	Consists primarily of loans delinquent 90 days or more as to their maturity date but not their interest due.
(2)	Excludes loans which have been modified in a troubled debt restructuring and are accruing and performing in accordance with the restructured terms for a satisfactory period of time, generally six months. Restructured accruing loans totaled $75.8 million at March 31, 2012 and $73.7 million at December 31, 2011. Loans modified in a troubled debt restructuring included in non-performing loans totaled $43.5 million at March 31, 2012 and $18.8 million at December 31, 2011.
(3)	REO, all of which are one-to-four family properties, is net of allowance for losses totaling $2.6 million at March 31, 2012 and $2.5 million at December 31, 2011.

Total non-performing assets increased $14.6 million to $395.5 million at March 31, 2012, from $380.9 million at December 31, 2011, due to an increase in non-performing loans, partially offset by a decrease of $8.1 million in REO, net. Non-performing loans, the most significant component of non-performing assets, increased $22.7 million to $355.6 million at March 31, 2012, from $332.9 million at December 31, 2011, primarily due to an increase of $27.5 million in non-performing multi-family mortgage loans, partially offset by a decrease of $5.7 million in one-to-four family mortgage loans. The increase in non-performing multi-family mortgage loans at March 31, 2012, compared to December 31, 2011, is primarily the result of loans which were modified in a troubled debt restructuring during the 2012 first quarter which are placed on non-accrual status until the borrowers demonstrate a period of performance according to the restructured terms, generally for a period of six months. Non-performing one-to-four family mortgage loans continue to reflect a greater concentration of reduced documentation loans. Reduced documentation loans represent only 14% of the one-to-four family mortgage loan portfolio, yet represent 53% of non-performing one-to-four family mortgage loans at March 31, 2012. The ratio of non-performing loans to total loans increased to 2.66% at March 31, 2012, from 2.51% at December 31, 2011. The ratio of non-performing assets to total assets increased to 2.31% at March 31, 2012, from 2.24% at December 31, 2011. The increases in these ratios are primarily attributable to the increases in non-performing loans and non-performing assets at March 31, 2012 compared to December 31, 2011.

We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans. Included in loans held-for-sale, net, are delinquent and non-

performing mortgage loans totaling $4.9 million at March 31, 2012 and $19.7 million at December 31, 2011. Non-performing loans held-for-sale were comprised primarily of multi-family and commercial real estate loans at March 31, 2012 and December 31, 2011. Such loans are excluded from non-performing loans, non-performing assets and related ratios. During the three months ended March 31, 2012, we sold $14.6 million of delinquent and non-performing mortgage loans, primarily multi-family loans. The sale of such loans did not have an impact on our non-performing loans and non-performing assets or related ratios.

The following table provides further details on the composition of our non-performing one-to-four family mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At March 31, 2012		At December 31, 2011
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-performing one-to-four family:
Full documentation interest-only	$101,662	32.57%	$107,503	33.82%
Full documentation amortizing	46,471	14.88	43,937	13.82
Reduced documentation interest-only	126,656	40.57	131,301	41.31
Reduced documentation amortizing	37,413	11.98	35,126	11.05
Total non-performing one-to-four family	$312,202	100.00%	$317,867	100.00%

The following table provides details on the geographic composition of both our total and non-performing one-to-four family mortgage loans at March 31, 2012.

	One-to-Four Family Mortgage Loans
	At March 31, 2012
(Dollars in Millions)	Total Loans	Percent of Total Loans	Total Non-Performing Loans	Percent of Total Non-Performing Loans	Non-Performing Loans as Percent of State Totals
State:
New York	$3,001.5	28.5%	$44.6	14.2%	1.49%
Illinois	1,209.7	11.4	46.4	14.9	3.84
Connecticut	1,123.6	10.7	29.9	9.6	2.66
Massachusetts	821.9	7.8	11.0	3.5	1.34
New Jersey	753.6	7.1	57.4	18.4	7.62
California	663.8	6.3	29.2	9.4	4.40
Virginia	634.9	6.0	11.8	3.8	1.86
Maryland	611.0	5.8	39.3	12.6	6.43
Washington	300.8	2.9	3.5	1.1	1.16
Texas	262.7	2.5	-	-	-
All other states (1) (2)	1,161.9	11.0	39.1	12.5	3.37
Total	$10,545.4	100.0%	$312.2	100.0%	2.96%

(1) (2)	Includes 25 states and Washington, D.C. Includes Florida with $191.3 million total loans, of which $22.0 million are non-performing loans.

At March 31, 2012, the geographic composition of our multi-family and commercial real estate mortgage loan portfolio was 95% in the New York metropolitan area, which includes New York, New Jersey and Connecticut, 3% in Florida and 2% in various other states and the geographic composition of non-performing multi-family and commercial real estate mortgage loans was 66% in the New York metropolitan area and 34% in Florida.

We discontinue accruing interest on loans when they become 90 days delinquent as to their payment due date. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted. If all non-accrual loans at March 31, 2012 and 2011 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $4.8 million for the three months ended March 31, 2012 and $5.4 million for the three months ended March 31, 2011. This compares to actual payments recorded as interest income, with respect to such loans, of $835,000 for the three months ended March 31, 2012 and $1.1 million for the three months ended March 31, 2011.

We may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms generally for a period of six months. Loans modified in a troubled debt restructuring which are included in non-accrual loans increased $24.7 million to $43.5 million at March 31, 2012, from $18.8 million at December 31, 2011, primarily due to multi-family mortgage loans modified in a troubled debt restructuring during the 2012 first quarter. Excluded from non-performing assets are loans modified in a troubled debt restructuring that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to accrual status. Restructured accruing loans totaled $75.8 million at March 31, 2012 and $73.7 million at December 31, 2011.

In addition to non-performing loans, we had $183.4 million of potential problem loans at March 31, 2012, compared to $195.8 million at December 31, 2011. Such loans include loans which are 60-89 days delinquent as shown in the following table and certain other internally adversely classified loans.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated. Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
At March 31, 2012:
Mortgage loans:
One-to-four family	318	$95,221	86	$27,859	1,016	$312,202
Multi-family	36	19,628	8	5,502	20	35,497
Commercial real estate	5	2,942	3	6,415	2	1,432
Consumer and other loans	96	3,995	24	1,770	61	6,437
Total delinquent loans	455	$121,786	121	$41,546	1,099	$355,568
Delinquent loans to total loans		0.91%		0.31%		2.66%

At December 31, 2011:
Mortgage loans:
One-to-four family	357	$128,562	111	$31,253	1,027	$317,867
Multi-family	42	29,109	12	14,915	11	8,022
Commercial real estate	3	4,882	2	1,060	1	900
Consumer and other loans	94	4,187	33	1,587	54	6,068
Total delinquent loans	496	$166,740	158	$48,815	1,093	$332,857
Delinquent loans to total loans		1.26%		0.37%		2.51%

Allowance for Loan Losses

The following table summarizes activity in the allowance for loan losses.

(In Thousands)	For the Three Months Ended March 31, 2012
Balance at January 1, 2012	$157,185
Provision charged to operations	10,000
Charge-offs:
One-to-four family	(17,704)
Multi-family	(432)
Commercial real estate	(339)
Consumer and other loans	(600)
Total charge-offs	(19,075)
Recoveries:
One-to-four family	1,623
Multi-family	77
Commercial real estate	1
Consumer and other loans	88
Total recoveries	1,789
Net charge-offs (1)	(17,286)
Balance at March 31, 2012	$149,899

(1) Includes net charge-offs related to one-to-four family reduced documentation mortgage loans totaling $6.7 million.

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2012 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. The Gap Table includes $1.95 billion of callable borrowings classified according to their maturity dates, primarily in the more than three years to five years and more than five years categories, which are callable within one year and at various times thereafter. In addition, the Gap Table includes callable securities with an amortized cost of $54.9 million classified according to their maturity dates, in the more than five years category, which are callable within one year and at various times thereafter. The classification of callable borrowings and securities according to their maturity dates is based on our experience with, and expectations of, these types of instruments and the current interest rate environment. As indicated in the Gap Table, our one-year cumulative gap at March 31, 2012 was positive 2.38% compared to positive 1.50% at December 31, 2011. The change in our one-year cumulative gap is primarily due to a decrease in the balances of our deposit liabilities, in particular our certificates of deposit, partially offset by an increase in borrowings, projected to mature or reprice within one year at March 31, 2012, compared to December 31, 2011.

	At March 31, 2012
(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$5,205,568	$3,981,540	$3,263,386	$251,823	$12,702,317
Consumer and other loans (1)	264,777	4,769	12	36	269,594
Interest-earning cash accounts	58,144	-	-	-	58,144
Securities available-for-sale	156,335	90,239	15,816	32,185	294,575
Securities held-to-maturity	613,882	695,729	489,420	374,049	2,173,080
FHLB-NY stock	-	-	-	146,598	146,598
Total interest-earning assets	6,298,706	4,772,277	3,768,634	804,691	15,644,308
Net unamortized purchase premiums and deferred costs (2)	42,630	34,140	26,057	7,039	109,866
Net interest-earning assets (3)	6,341,336	4,806,417	3,794,691	811,730	15,754,174
Interest-bearing liabilities:
Savings	458,852	425,916	425,916	1,500,534	2,811,218
Money market	577,384	272,004	272,004	45,051	1,166,443
NOW and demand deposit	97,871	195,761	195,761	1,435,680	1,925,073
Certificates of deposit	3,269,438	1,052,839	887,637	-	5,209,914
Borrowings, net	1,529,800	575,000	1,150,000	1,078,866	4,333,666
Total interest-bearing liabilities	5,933,345	2,521,520	2,931,318	4,060,131	15,446,314
Interest sensitivity gap	407,991	2,284,897	863,373	(3,248,401)	$307,860
Cumulative interest sensitivity gap	$407,991	$2,692,888	$3,556,261	$307,860

Cumulative interest sensitivity gap as a percentage of total assets	2.38%	15.74%	20.78%	1.80%
Cumulative net interest-earning assets as a percentage of interest- bearing liabilities	106.88%	131.85%	131.23%	101.99%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.
(2)	Net unamortized purchase premiums and deferred costs are prorated.
(3)	Includes securities available-for-sale at amortized cost.

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

We perform analyses of interest rate increases and decreases of up to 300 basis points although changes in interest rates of 200 basis points is a more common and reasonable scenario for analytical purposes. Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning April 1, 2012 would increase by approximately 4.17% from the base projection. At December 31, 2011, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2012 would have increased by approximately 2.08% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning April 1, 2012 would decrease by approximately 4.95% from the base projection. At December 31, 2011, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2012 would have decreased by approximately 4.88% from the base projection. The down 100 basis point scenarios include some limitations as well since certain indices, yields and costs are already below 1.00%.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time. Accordingly, although our net interest income sensitivity analyses may provide an indication of our interest rate risk exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis. These include income from bank owned life insurance and changes in the fair value of MSR. With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning April 1, 2012 would increase by approximately $4.4 million. Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning April 1, 2012 would decrease by approximately $2.5 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and net interest income sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2011 Annual Report on Form 10-K.

Item 4.     Controls and Procedures

Monte N. Redman, our President and Chief Executive Officer, and Frank E. Fusco, our Senior Executive Vice President, Treasurer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2012. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

City of New York Notice of Determination

By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York has notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years. The deficiencies relate to our operation of two subsidiaries of Astoria Federal, Fidata and AF Mortgage. Fidata is a passive investment company which maintains offices in Connecticut. AF Mortgage is an operating subsidiary through which Astoria Federal engages in lending activities outside the State of New York through our third party loan origination program. We disagree with the assertion of the tax deficiencies and we filed Petitions for Hearings with the City of New York on December 6, 2010 and October 5, 2011 to oppose the Notices of Determination and to consolidate the hearings. A hearing in this matter is expected to occur in the latter half of 2012. At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at March 31, 2012 with respect to this matter.

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

On July 22, 2011, we filed a motion to stay the action pending the outcome of an appeal pending before the Court of Appeals of the Delaware District Court’s ruling in the IYG action. The IYG action involves the same plaintiff making substantially similar allegations with respect to identical and substantially similar patents as those involved in the action against us. The Delaware District Court granted IYG’s motion for summary judgment. In our motion to stay, we asserted that, should the Court of Appeals uphold the Delaware District Court’s rulings, the Delaware District Court decision should be binding on the plaintiff in the litigation against us. By order dated March 15, 2012, our motion to stay was denied.

We have tendered requests for indemnification from the manufacturer and from the transaction processor utilized with respect to the integrated banking and transaction machines, and we served third party complaints against Metavante Corporation and Diebold, Inc. seeking to enforce our indemnification rights.

An adverse result in this lawsuit may include an award of monetary damages, on-going royalty obligations, and/or may result in a change in our business practice, which could result in a loss of revenue. We cannot at this time estimate the possible loss or range of loss, if any. No assurance can be given at this time that this litigation against us will be resolved amicably, that if this litigation results in an adverse decision that we will be successful in seeking indemnification, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

Lefkowitz Litigation

On February 27, 2012, a putative class action entitled Ellen Lefkowitz, individually and on behalf of all Persons similarly situated v. Astoria Federal Savings and Loan Association was commenced in the Supreme Court of The State of New York, County of Queens, against us alleging that during the proposed class period, we improperly charged overdraft fees to customer accounts when accounts were not overdrawn, improperly reordered electronic debit transactions from the highest to the lowest dollar amount and processed debits before credits to deplete accounts and maximize overdraft fee income. The complaint contains the further assertion that we did not adequately inform our customers that they had the option to “opt-out” of overdraft services. We were served with the summons and complaint in such action on February 29, 2012 and must reply on or before April 30, 2012. We cannot at this time estimate the possible loss or range of loss, if any. No assurance can be given at this time that this litigation against us will be resolved amicably, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

ITEM 1A.     Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2011 Annual Report on Form 10-K. There were no material changes in risk factors relevant to our operations since December 31, 2011 except as discussed below.

Changes in regulatory standards imposed on us and similarly situated institutions under the Reform Act may have an impact on Astoria Federal’s ability to pay dividends to us in instances where capital is deemed by the regulatory agencies to be insufficient.

Capital standards imposed on us and similarly situated institutions have been and continue to be refined by bank regulatory agencies under the Reform Act. Deterioration of economic conditions and further changes to regulatory guidance could result in revised capital standards that may indicate the need for us or Astoria Federal to maintain greater capital positions, which could lead to limitations in dividend payments to us by Astoria Federal. If we do not receive sufficient cash dividends from Astoria Federal, then we may not have sufficient funds to pay dividends to our shareholders, repurchase our common stock or service our debt obligations.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, there were no repurchases of our common stock. Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions. At March 31, 2012, a maximum of 8,107,300 shares may yet be purchased under this plan. However, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

ITEM 3.     Defaults Upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

Not applicable.

ITEM 6.     Exhibits

See Index of Exhibits on page 69.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

Dated:	May 10, 2012	By:	/s/	Monte N. Redman
Monte N. Redman
President and Chief Executive Officer

Dated:	May 10, 2012	By:	/s/	Frank E. Fusco
Frank E. Fusco
Senior Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Accounting Officer)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

10.1	Astoria Federal Savings and Loan Association and Astoria Financial Corporation Directors’ Retirement Plan, as amended effective February 15, 2012.

10.2	Astoria Federal Savings and Loan Association Supplemental Benefit Plan, as amended effective April 30, 2012.

10.3	Astoria Federal Savings and Loan Association Excess Benefit Plan, as amended effective April 30, 2012.

10.4	Amendment to the Amended and Restated Employment Agreements between Astoria Financial Corporation and Astoria Federal Savings and Loan Association, respectively, and Gary T. McCann, dated as of March 23, 2012.

10.5	Amendment to the Amended and Restated Employment Agreements between Astoria Financial Corporation and Astoria Federal Savings and Loan Association, respectively, and Arnold K. Greenberg, dated as of March 30, 2012.

10.6	Form of Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and those officers listed on the attached schedule.

31.1	Certifications of Chief Executive Officer.

31.2	Certifications of Chief Financial Officer.

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)

(1)	Pursuant to SEC rules, these interactive data file exhibits shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Exchange Act or otherwise subject to the liability of those sections.

