Form 10-Q
period 2012-06-30
ASTORIA FINANCIAL CORP
filed 2012-08-07
CIK 910322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, July 27, 2012
$.01 Par Value	98,417,939

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	(Unaudited)
(In Thousands, Except Share Data)	At June 30, 2012	At December 31, 2011
Assets:
Cash and due from banks	$379,122	$132,704
Available-for-sale securities:
Encumbered	137,993	268,725
Unencumbered	227,568	75,462
Total available-for-sale securities	365,561	344,187
Held-to-maturity securities, fair value of $2,043,488 and $2,176,925, respectively:
Encumbered	1,396,328	1,601,003
Unencumbered	609,795	529,801
Total held-to-maturity securities	2,006,123	2,130,804
Federal Home Loan Bank of New York stock, at cost	181,476	131,667
Loans held-for-sale, net	20,660	32,394
Loans receivable	13,721,125	13,274,604
Allowance for loan losses	(148,102)	(157,185)
Loans receivable, net	13,573,023	13,117,419
Mortgage servicing rights, net	7,592	8,136
Accrued interest receivable	44,973	46,528
Premises and equipment, net	118,254	119,946
Goodwill	185,151	185,151
Bank owned life insurance	413,342	409,637
Real estate owned, net	31,803	48,059
Other assets	246,332	315,423
Total assets	$17,573,412	$17,022,055
Liabilities:
Deposits:
Savings	$2,862,175	$2,750,715
Money market	1,340,616	1,114,404
NOW and demand deposit	1,962,537	1,861,488
Certificates of deposit	4,548,851	5,519,007
Total deposits	10,714,179	11,245,614
Reverse repurchase agreements	1,400,000	1,700,000
Federal Home Loan Bank of New York advances	3,147,000	2,043,000
Other borrowings, net	626,305	378,573
Mortgage escrow funds	128,717	110,841
Accrued expenses and other liabilities	271,600	292,829
Total liabilities	16,287,801	15,770,857

Stockholders’ Equity:
Preferred stock, $1.00 par value (5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 98,280,939 and 98,537,715 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	882,168	875,395
Retained earnings	1,869,967	1,861,592
Treasury stock (68,213,949 and 67,957,173 shares, at cost, respectively)	(1,409,615)	(1,404,311)
Accumulated other comprehensive loss	(53,155)	(75,661)
Unallocated common stock held by ESOP (1,479,271 and 2,042,367 shares, respectively)	(5,419)	(7,482)
Total stockholders’ equity	1,285,611	1,251,198
Total liabilities and stockholders’ equity	$17,573,412	$17,022,055

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Share Data)	2012	2011	2012	2011
Interest income:
One-to-four family mortgage loans	$95,454	$111,869	$194,746	$226,545
Multi-family and commercial real estate mortgage loans	36,491	41,085	72,961	85,577
Consumer and other loans	2,294	2,509	4,635	5,016
Mortgage-backed and other securities	16,971	21,339	34,992	43,762
Repurchase agreements and interest-earning cash accounts	47	74	100	167
Federal Home Loan Bank of New York stock	1,553	1,637	3,155	3,954
Total interest income	152,810	178,513	310,589	365,021
Interest expense:
Deposits	26,933	35,638	56,360	72,670
Borrowings	39,208	47,153	79,364	95,100
Total interest expense	66,141	82,791	135,724	167,770
Net interest income	86,669	95,722	174,865	197,251
Provision for loan losses	10,000	10,000	20,000	17,000
Net interest income after provision for loan losses	76,669	85,722	154,865	180,251
Non-interest income:
Customer service fees	9,511	12,107	19,993	23,829
Other loan fees	505	805	1,392	1,737
Gain on sales of securities	—	—	2,477	—
Mortgage banking income, net	1,777	370	3,132	2,803
Income from bank owned life insurance	2,204	2,629	4,627	4,864
Other	1,454	1,129	3,397	1,850
Total non-interest income	15,451	17,040	35,018	35,083
Non-interest expense:
General and administrative:
Compensation and benefits	32,142	37,168	74,302	73,701
Occupancy, equipment and systems	16,510	15,923	33,234	32,489
Federal deposit insurance premiums	11,864	11,178	23,067	16,692
Advertising	1,979	2,049	3,813	3,733
Other	9,604	9,636	19,884	18,958
Total non-interest expense	72,099	75,954	154,300	145,573
Income before income tax expense	20,021	26,808	35,583	69,761
Income tax expense	7,197	9,963	12,763	25,532
Net income	$12,824	$16,845	$22,820	$44,229
Basic earnings per common share	$0.13	$0.18	$0.24	$0.46
Diluted earnings per common share	$0.13	$0.18	$0.24	$0.46
Basic weighted average common shares	95,332,904	92,949,206	95,175,886	92,842,398
Diluted weighted average common and common equivalent shares	95,332,904	92,949,206	95,175,886	92,842,398

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2012	2011	2012	2011

Net income	$12,824	$16,845	$22,820	$44,229

Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale:
Net unrealized holding gains on securities arising during the period	1,416	2,713	602	3,876
Reclassification adjustment for gains included in net income	—	—	(1,604)	—
Net unrealized gain (loss) on securities available-for-sale	1,416	2,713	(1,002)	3,876

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the period	—	—	24,286	—
Reclassification adjustment for net actuarial loss included in net income	428	1,420	2,629	2,782
Net actuarial loss adjustment on pension plans and other postretirement benefits	428	1,420	26,915	2,782

Prior service cost adjustment on pension plans and other postretirement benefits:
Prior service cost adjustment arising during the period	—	—	(3,537)	—
Reclassification adjustment for prior service cost included in net income	33	15	35	30
Prior service cost adjustment on pension plans and other postretirement benefits	33	15	(3,502)	30

Reclassification adjustment for loss on cash flow hedge included in net income	47	47	95	95

Total other comprehensive income, net of tax	1,924	4,195	22,506	6,783

Comprehensive income	$14,748	$21,040	$45,326	$51,012

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2012

						Accumulated	Unallocated
			Additional			Other	Common
		Common	Paid-in	Retained	Treasury	Comprehensive	Stock Held
(In Thousands, Except Share Data)	Total	Stock	Capital	Earnings	Stock	Loss	by ESOP
Balance at December 31, 2011	$1,251,198	$1,665	$875,395	$1,861,592	$(1,404,311)	$(75,661)	$ (7,482)

Net income	22,820	—	—	22,820	—	—	—

Other comprehensive income, net of tax	22,506	—	—	—	—	22,506	—

Dividends on common stock ($0.17 per share)	(16,394)	—	—	(16,394)	—	—	—

Restricted stock grants (12,000 shares)	—	—	(104)	(144)	248	—	—

Forfeitures of restricted stock (268,776 shares)	—	—	3,828	1,724	(5,552)	—	—

Stock-based compensation	2,216	—	1,847	369	—	—	—

Net tax benefit shortfall from stock-based compensation	(1,893)	—	(1,893)	—	—	—	—

Allocation of ESOP stock	5,158	—	3,095	—	—	—	2,063

Balance at June 30, 2012	$1,285,611	$1,665	$882,168	$1,869,967	$(1,409,615)	$(53,155)	$ (5,419)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
(In Thousands)	2012	2011
Cash flows from operating activities:
Net income	$22,820	$44,229
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on loans	13,591	13,217
Net amortization on securities and borrowings	7,069	3,070
Net provision for loan and real estate losses	21,821	18,626
Depreciation and amortization	5,942	5,795
Net gain on sales of loans and securities	(7,382)	(1,814)
Net loss on dispositions of premises and equipment	58	270
Other asset impairment charges	223	441
Originations of loans held-for-sale	(175,628)	(88,947)
Proceeds from sales and principal repayments of loans held-for-sale	171,886	119,055
Stock-based compensation and allocation of ESOP stock	7,374	10,379
Decrease in accrued interest receivable	1,555	2,422
Mortgage servicing rights amortization and valuation allowance adjustments, net	2,515	1,120
Bank owned life insurance income and insurance proceeds received, net	(3,705)	4,543
Decrease in other assets	58,705	33,295
Increase (decrease) in accrued expenses and other liabilities	13,980	(39,689)
Net cash provided by operating activities	140,824	126,012
Cash flows from investing activities:
Originations of loans receivable	(2,051,521)	(966,649)
Loan purchases through third parties	(666,513)	(420,750)
Principal payments on loans receivable	2,204,650	1,991,150
Proceeds from sales of delinquent and non-performing loans	19,734	16,319
Purchases of securities held-to-maturity	(339,611)	(356,744)
Purchases of securities available-for-sale	(157,480)	—
Principal payments on securities held-to-maturity	457,657	390,802
Principal payments on securities available-for-sale	81,953	119,294
Proceeds from sales of securities available-for-sale	54,318	—
Net (purchases) redemptions of Federal Home Loan Bank of New York stock	(49,809)	20,149
Proceeds from sales of real estate owned, net	35,918	47,612
Purchases of premises and equipment	(4,308)	(6,148)
Proceeds from sales of premises and equipment	—	14,396
Net cash (used in) provided by investing activities	(415,012)	849,431
Cash flows from financing activities:
Net decrease in deposits	(531,435)	(388,380)
Net increase in borrowings with original terms of three months or less	698,000	58,000
Proceeds from borrowings with original terms greater than three months	850,000	—
Repayments of borrowings with original terms greater than three months	(494,000)	(641,000)
Cash payments for debt issuance costs	(1,548)	—
Net increase in mortgage escrow funds	17,876	9,541
Cash dividends paid to stockholders	(16,394)	(24,707)
Net tax benefit (shortfall) excess from stock-based compensation	(1,893)	67
Net cash provided by (used in) financing activities	520,606	(986,479)
Net increase (decrease) in cash and cash equivalents	246,418	(11,036)
Cash and cash equivalents at beginning of period	132,704	119,016
Cash and cash equivalents at end of period	$379,122	$107,980

Supplemental disclosures:
Interest paid	$137,480	$169,147
Income taxes paid	$1,694	$34,920
Additions to real estate owned	$21,483	$44,779
Loans transferred to held-for-sale	$1,547	$17,397

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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2012 and December 31, 2011, our results of operations and other comprehensive income for the three and six months ended June 30, 2012 and 2011, changes in our stockholders’ equity for the six months ended June 30, 2012 and our cash flows for the six months ended June 30, 2012 and 2011.  In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of June 30, 2012 and December 31, 2011, and amounts of revenues, expenses and other comprehensive income/loss in the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2012 and 2011.  The results of operations and other comprehensive income/loss for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations and other comprehensive income/loss to be expected for the remainder of the year.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2011 audited consolidated financial statements and related notes included in our 2011 Annual Report on Form 10-K.

2.              Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At June 30, 2012
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE (1) issuance REMICs and CMOs (2)	$239,941	$7,149	$—	$247,090
Non-GSE issuance REMICs and CMOs	13,558	1	(112)	13,447
GSE pass-through certificates	22,326	1,044	(2)	23,368
Total residential mortgage-backed securities	275,825	8,194	(114)	283,905
Obligations of GSEs	74,915	131	(50)	74,996
Freddie Mac and Fannie Mae stock	15	6,660	(15)	6,660
Total securities available-for-sale	$350,755	$14,985	$(179)	$365,561
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,995,791	$37,996	$(870)	$2,032,917
Non-GSE issuance REMICs and CMOs	7,201	148	—	7,349
GSE pass-through certificates	332	10	—	342
Total residential mortgage-backed securities	2,003,324	38,154	(870)	2,040,608
Obligations of states and political subdivisions	2,799	81	—	2,880
Total securities held-to-maturity	$2,006,123	$38,235	$(870)	$2,043,488

(1) Government-sponsored enterprise (2) Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2011
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$286,862	$11,759	$(1)	$298,620
Non-GSE issuance REMICs and CMOs	16,092	—	(297)	15,795
GSE pass-through certificates	24,168	1,026	(2)	25,192
Total residential mortgage-backed securities	327,122	12,785	(300)	339,607
Freddie Mac and Fannie Mae stock	15	4,580	(15)	4,580
Total securities available-for-sale	$327,137	$17,365	$(315)	$344,187
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$2,054,380	$45,929	$(146)	$2,100,163
Non-GSE issuance REMICs and CMOs	15,105	92	(1)	15,196
GSE pass-through certificates	475	24	—	499
Total residential mortgage-backed securities	2,069,960	46,045	(147)	2,115,858
Obligations of GSEs	57,868	140	—	58,008
Obligations of states and political subdivisions	2,976	83	—	3,059
Total securities held-to-maturity	$2,130,804	$46,268	$(147)	$2,176,925

The following tables set forth the estimated fair values of securities with gross unrealized losses at the dates indicated, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the dates indicated.

	At June 30, 2012
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Non-GSE issuance REMICs and CMOs	$—	$—	$13,129	$(112)	$13,129	$(112)
GSE pass-through certificates	609	(1)	22	(1)	631	(2)
Obligations of GSEs	24,924	(50)	—	—	24,924	(50)
Freddie Mac and Fannie Mae stock	—	—	—	(15)	—	(15)
Total temporarily impaired securities available-for-sale	$25,533	$(51)	$13,151	$(128)	$38,684	$(179)
Total temporarily impaired securities held-to-maturity:
GSE issuance REMICs and CMOs	$199,201	$(870)	$—	$—	$199,201	$(870)

	At December 31, 2011
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
GSE issuance REMICs and CMOs	$360	$(1)	$—	$—	$360	$(1)
Non-GSE issuance REMICs and CMOs	495	(21)	15,261	(276)	15,756	(297)
GSE pass-through certificates	623	(2)	—	—	623	(2)
Freddie Mac and Fannie Mae stock	—	—	—	(15)	—	(15)
Total temporarily impaired securities available-for-sale	$1,478	$(24)	$15,261	$(291)	$16,739	$(315)
Held-to-maturity:
GSE issuance REMICs and CMOs	$53,347	$(146)	$—	$—	$53,347	$(146)
Non-GSE issuance REMICs and CMOs	1,247	(1)	—	—	1,247	(1)
Total temporarily impaired securities held-to-maturity	$54,594	$(147)	$—	$—	$54,594	$(147)

We held 34 securities which had an unrealized loss at June 30, 2012 and 36 at December 31, 2011.  At June 30, 2012 and December 31, 2011, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment is directly related to the change in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  None of the unrealized losses are related to credit losses.  Therefore, at June 30, 2012 and December 31, 2011, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

During the six months ended June 30, 2012, proceeds from sales of securities from the available-for-sale portfolio totaled $54.3 million, resulting in gross realized gains totaling $2.5 million.

There were no sales of securities from the available-for-sale portfolio during the six months ended June 30, 2011.

At June 30, 2012, available-for-sale debt securities excluding mortgage-backed securities had an amortized cost of $74.9 million, a fair value of $75.0 million and contractual maturities between 2021 and 2022.  At June 30, 2012, held-to-maturity debt securities excluding mortgage-backed securities had an amortized cost of $2.8 million, a fair value of $2.9 million and contractual maturities between 2017 and 2018.  Actual maturities will differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

The balance of accrued interest receivable for securities totaled $6.8 million at June 30, 2012 and $7.5 million at December 31, 2011.

At June 30, 2012, we held securities with an amortized cost of $74.9 million which are callable within one year and at various times thereafter.

3.              Loans Held-for-Sale

Loans held-for-sale, net, includes fifteen and thirty year fixed rate one-to-four family mortgage loans originated for sale that conform to GSE guidelines (conforming loans), as well as certain delinquent and non-performing loans.  Upon our decision to sell certain delinquent and non-performing loans held in portfolio, we reclassify them to held-for-sale at the lower of cost or fair value, less estimated selling costs.  Non-performing loans held-for-sale, included in loans held-for-sale, net, totaled $2.5 million, net of a valuation allowance of $171,000, at June 30, 2012, consisting primarily of multi-family mortgage loans, and $19.7 million, net of a valuation allowance of $63,000, at December 31, 2011, consisting primarily of multi-family and commercial real estate mortgage loans.

We sold certain delinquent and non-performing mortgage loans totaling $18.5 million, net of charge-offs of $10.0 million, during the six months ended June 30, 2012, primarily multi-family and commercial real estate loans, and $16.4 million, net of charge-offs of $7.9 million, during the six months ended June 30, 2011, primarily multi-family loans.  Net gain on sales of non-performing loans totaled $329,000 for the three months ended June 30, 2012 and $1.3 million for the six months ended June 30, 2012.  Net gain on sales of non-performing loans totaled $48,000 for the three months ended June 30, 2011 and net loss on sales of non-performing loans totaled $52,000 for the six months ended June 30, 2011.

We recorded net lower of cost or market write-downs on non-performing loans held-for-sale totaling $169,000 for the three months ended June 30, 2012 and $223,000 for the six months ended June 30, 2012.  Lower of cost or market recoveries on non-performing loans held-for-sale totaled $82,000 for the three months ended June 30, 2011 and net lower of cost or market write-downs on non-performing loans held-for-sale totaled $441,000 for the six months ended June 30, 2011.  Lower of cost or market write-downs and recoveries on non-performing loans held-for-sale and gains and losses recognized on sales of such loans are included in other non-interest income in the consolidated statements of income.

4.              Loans Receivable and Allowance for Loan Losses

The following tables set forth the composition of our loans receivable portfolio in dollar amounts and percentages of the portfolio and an aging analysis by segment and class at the dates indicated.

	At June 30, 2012
	30-59 Days	60-89 Days	90 Days or More Past Due		Total			Percent
(Dollars in Thousands)	Past Due	Past Due	Accruing	Non-Accrual	Past Due	Current	Total	of Total
Mortgage loans (gross):
One-to-four family:
Full documentation:
Interest-only	$33,322	$10,474	$—	$98,926	$142,722	$2,129,138	$2,271,860	16.65%
Amortizing	24,011	5,313	—	41,247	70,571	6,702,244	6,772,815	49.63
Reduced documentation:
Interest-only	29,315	6,181	—	120,481	155,977	919,125	1,075,102	7.88
Amortizing	11,544	3,098	—	34,115	48,757	363,566	412,323	3.02
Total one-to-four family	98,192	25,066	—	294,769	418,027	10,114,073	10,532,100	77.18
Multi-family	21,562	5,458	435	35,521	62,976	2,134,894	2,197,870	16.11
Commercial real estate	8,028	2,236	—	5,701	15,965	630,486	646,451	4.74
Total mortgage loans	127,782	32,760	435	335,991	496,968	12,879,453	13,376,421	98.03
Consumer and other loans (gross):
Home equity lines of credit	2,175	993	—	6,414	9,582	235,290	244,872	1.79
Other	141	70	—	491	702	23,588	24,290	0.18
Total consumer and other loans	2,316	1,063	—	6,905	10,284	258,878	269,162	1.97
Total loans	$130,098	$33,823	$435	$342,896	$507,252	$13,138,331	$13,645,583	100.00%
Net unamortized premiums and deferred loan origination costs							75,542
Loans receivable							13,721,125
Allowance for loan losses							(148,102)
Loans receivable, net							$13,573,023

	At December 31, 2011
	30-59 Days	60-89 Days	90 Days or More Past Due		Total			Percent
(Dollars in Thousands)	Past Due	Past Due	Accruing	Non-Accrual	Past Due	Current	Total	of Total
Mortgage loans (gross):
One-to-four family:
Full documentation:
Interest-only	$40,582	$9,047	$—	$107,503	$157,132	$2,538,808	$2,695,940	20.43%
Amortizing	33,376	7,056	14	43,923	84,369	6,223,678	6,308,047	47.79
Reduced documentation:
Interest-only	38,570	9,695	—	131,301	179,566	965,774	1,145,340	8.68
Amortizing	16,034	5,455	—	35,126	56,615	355,597	412,212	3.12
Total one-to-four family	128,562	31,253	14	317,853	477,682	10,083,857	10,561,539	80.02
Multi-family	29,109	14,915	148	7,874	52,046	1,641,825	1,693,871	12.84
Commercial real estate	4,882	1,060	—	900	6,842	652,864	659,706	5.00
Total mortgage loans	162,553	47,228	162	326,627	536,570	12,378,546	12,915,116	97.86
Consumer and other loans (gross):
Home equity lines of credit	3,975	1,391	—	5,995	11,361	247,675	259,036	1.96
Other	212	196	—	73	481	22,927	23,408	0.18
Total consumer and other loans	4,187	1,587	—	6,068	11,842	270,602	282,444	2.14
Total loans	$166,740	$48,815	$162	$332,695	$548,412	$12,649,148	$13,197,560	100.00%
Net unamortized premiums and deferred loan origination costs							77,044
Loans receivable							13,274,604
Allowance for loan losses							(157,185)
Loans receivable, net							$13,117,419

The following tables set forth the changes in our allowance for loan losses by loan receivable segment for the periods indicated.

	For the Three Months Ended June 30, 2012
	Mortgage Loans			Consumer
(In Thousands)	One-to-Four Family	Multi- Family	Commercial Real Estate	and Other Loans	Total
Balance at April 1, 2012	$90,898	$44,927	$10,402	$3,672	$149,899
Provision charged to operations	6,189	4,689	(1,293)	415	10,000
Charge-offs	(11,699)	(1,474)	—	(876)	(14,049)
Recoveries	2,006	—	—	246	2,252
Balance at June 30, 2012	$87,394	$48,142	$9,109	$3,457	$148,102

	For the Six Months Ended June 30, 2012
	Mortgage Loans			Consumer
(In Thousands)	One-to-Four Family	Multi- Family	Commercial Real Estate	and Other Loans	Total
Balance at January 1, 2012	$105,991	$35,422	$11,972	$3,800	$157,185
Provision charged to operations	7,177	14,549	(2,525)	799	20,000
Charge-offs	(29,403)	(1,906)	(339)	(1,476)	(33,124)
Recoveries	3,629	77	1	334	4,041
Balance at June 30, 2012	$87,394	$48,142	$9,109	$3,457	$148,102

	For the Three Months Ended June 30, 2011
	Mortgage Loans			Consumer
(In Thousands)	One-to-Four Family	Multi- Family	Commercial Real Estate	and Other Loans	Total
Balance at April 1, 2011	$117,722	$52,898	$14,782	$4,084	$189,486
Provision charged to operations	8,739	580	544	137	10,000
Charge-offs	(15,768)	(4,172)	(756)	(212)	(20,908)
Recoveries	4,020	64	—	55	4,139
Balance at June 30, 2011	$114,713	$49,370	$14,570	$4,064	$182,717

	For the Six Months Ended June 30, 2011
	Mortgage Loans			Consumer
(In Thousands)	One-to-Four Family	Multi- Family	Commercial Real Estate	and Other Loans	Total
Balance at January 1, 2011	$125,524	$56,266	$15,563	$4,146	$201,499
Provision charged to operations	16,283	150	(237)	804	17,000
Charge-offs	(33,479)	(7,116)	(756)	(967)	(42,318)
Recoveries	6,385	70	—	81	6,536
Balance at June 30, 2011	$114,713	$49,370	$14,570	$4,064	$182,717

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

We analyze our historical loss experience over twelve, fifteen, eighteen and twenty-four month periods, however our quantitative allowance coverage percentages are based on our twelve month loss history.  We believe the twelve month loss analysis is most reflective of current conditions and the potential impact on our future loss exposure. However, the longer periods provide further insight into trends or anomalies and can be a factor in making adjustments to the twelve month analysis.  Also, for a particular loan type we may not have sufficient loss history to develop a reasonable estimate of loss and consider our loss experience for other, similar loan types.  Additionally, multi-family and commercial real estate loss experience may be adjusted based on the composition of the losses (loan sales, short sales and partial charge-offs).  We update our historical loss analyses quarterly and evaluate the need to modify our quantitative allowance as a result of our updated charge-off and loss analyses.  The historical loss component of the allowance for loan losses is determined by applying the results of this quantitative analysis to each of our loans.

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

During the three months ended March 31, 2012, we refined our historical loss analyses on all of our portfolios, including further segmenting one-to-four family non-performing loans and segmenting multi-family and commercial real estate portfolios by property type and geographic location, and re-assessed the application of the qualitative factors noted above to each of the respective loan portfolios.

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

All of our one-to-four family mortgage loans are individually evaluated for impairment at 180 days delinquent and annually thereafter.  Additionally, beginning in the 2012 first quarter, all of our one-to-four family loans to borrowers who have filed for bankruptcy are also individually evaluated for impairment initially when we are notified of the bankruptcy filing, using updated estimates of collateral values.  Updated estimates of collateral values on one-to-four family loans are obtained primarily through automated valuation models.  We record a charge-off for the portion of the recorded investment in the loan in excess of the estimated fair value of the underlying collateral less estimated selling costs.  These partial charge-offs on one-to-four family loans impact our credit quality metrics and trends.  The impact of updating the estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  This lowers our allowance for loan losses as a percentage of total loans and, more significantly, lowers our allowance for loan losses as a percentage of non-performing loans.  We and our peers are required by regulatory guidelines to record such charge-offs.  If any of our peers did not record such charge-offs, then we would expect our credit quality metrics to be lower than that of our peers, assuming all other factors are the same.

The following tables set forth the balances of our loans receivable by segment and impairment evaluation and the allowance for loan losses associated with such loans at the dates indicated.

	At June 30, 2012
	Mortgage Loans
				Consumer
(In Thousands)	One-to-Four Family	Multi- Family	Commercial Real Estate	and Other Loans	Total
Loans:
Individually evaluated for impairment	$341,572	$777,569	$234,361	$6,641	$1,360,143
Collectively evaluated for impairment	10,190,528	1,420,301	412,090	262,521	12,285,440
Total loans	$10,532,100	$2,197,870	$646,451	$269,162	$13,645,583
Allowance for loan losses:
Individually evaluated for impairment	$12,676	$35,708	$7,238	$86	$55,708
Collectively evaluated for impairment	74,718	12,434	1,871	3,371	92,394
Total allowance for loan losses	$87,394	$48,142	$9,109	$3,457	$148,102

	At December 31, 2011
	Mortgage Loans
				Consumer
(In Thousands)	One-to-Four Family	Multi- Family	Commercial Real Estate	and Other Loans	Total
Loans:
Individually evaluated for impairment	$337,116	$889,137	$318,318	$4,535	$1,549,106
Collectively evaluated for impairment	10,224,423	804,734	341,388	277,909	11,648,454
Total loans	$10,561,539	$1,693,871	$659,706	$282,444	$13,197,560
Allowance for loan losses:
Individually evaluated for impairment	$10,967	$22,517	$7,996	$68	$41,548
Collectively evaluated for impairment	95,024	12,905	3,976	3,732	115,637
Total allowance for loan losses	$105,991	$35,422	$11,972	$3,800	$157,185

The following table summarizes information related to our impaired loans by segment and class at the dates indicated.  Impaired one-to-four family mortgage loans consist primarily of loans where a portion of the outstanding principal has been charged off.

	At June 30, 2012				At December 31, 2011
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
With an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	$ 10,413	$ 10,413	$ (286)	$ 10,127	$ 10,588	$ 10,588	$ (1,240)	$ 9,348
Amortizing	4,226	4,226	(140)	4,086	3,885	3,885	(439)	3,446
Reduced documentation:
Interest-only	10,749	10,749	(240)	10,509	11,713	11,713	(1,409)	10,304
Amortizing	1,999	1,999	(58)	1,941	1,779	1,779	(217)	1,562
Multi-family	64,415	63,706	(13,159)	50,547	39,399	36,273	(8,650)	27,623
Commercial real estate	13,475	13,475	(1,663)	11,812	19,946	17,095	(3,193)	13,902
Without an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	120,436	84,640	—	84,640	107,332	75,791	—	75,791
Amortizing	21,724	16,657	—	16,657	22,184	17,074	—	17,074
Reduced documentation:
Interest-only	173,076	121,275	—	121,275	156,083	109,582	—	109,582
Amortizing	24,901	19,251	—	19,251	20,021	15,259	—	15,259
Multi-family	14,898	9,941	—	9,941	2,496	2,496	—	2,496
Commercial real estate	9,139	5,960	—	5,960	—	—	—	—
Total impaired loans	$ 469,451	$ 362,292	$ (15,546)	$ 346,746	$ 395,426	$ 301,535	$ (15,148)	$ 286,387

The following tables set forth the average recorded investment, interest income recognized and cash basis interest income related to our impaired loans by segment and class for the periods indicated.

	For the Three Months Ended June 30,
	2012			2011
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	$10,378	$81	$85	$10,498	$101	$115
Amortizing	4,104	39	38	5,943	50	44
Reduced documentation:
Interest-only	10,982	114	115	11,268	105	117
Amortizing	2,006	19	19	1,186	11	11
Multi-family	63,795	578	674	60,530	567	654
Commercial real estate	12,744	76	118	19,896	334	318
Without an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	83,978	356	350	65,421	258	322
Amortizing	18,085	59	55	12,882	14	22
Reduced documentation:
Interest-only	118,551	520	509	107,999	548	583
Amortizing	17,889	102	105	14,045	47	55
Multi-family	9,543	166	156	639	—	—
Commercial real estate	5,981	131	131	—	—	—
Total impaired loans	$358,036	$2,241	$2,355	$310,307	$2,035	$2,241

	For the Six Months Ended June 30,
	2012			2011
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	$ 10,448	$ 174	$ 179	$ 10,676	$ 216	$ 216
Amortizing	4,031	81	81	6,409	86	83
Reduced documentation:
Interest-only	11,226	235	241	10,923	257	270
Amortizing	1,930	42	41	1,135	24	23
Multi-family	54,621	1,227	1,552	59,526	1,336	1,369
Commercial real estate	14,194	261	314	19,539	665	651
Without an allowance recorded:
One-to-four family:
Full documentation:
Interest-only	81,249	660	700	65,009	459	590
Amortizing	17,748	107	112	12,549	18	36
Reduced documentation:
Interest-only	115,561	987	1,064	107,301	958	1,032
Amortizing	17,012	202	232	13,366	105	116
Multi-family	7,194	366	356	639	—	—
Commercial real estate	3,987	269	262	—	—	—
Total impaired loans	$ 339,201	$ 4,611	$ 5,134	$ 307,072	$ 4,124	$ 4,386

The following tables set forth the balances of our one-to-four family mortgage and consumer and other loan receivable segments by class and credit quality indicator at the dates indicated.

At June 30, 2012
	One-to-Four Family Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$ 2,172,934	$ 6,731,568	$ 954,621	$ 378,208	$ 238,458	$ 23,799
Non-performing	98,926	41,247	120,481	34,115	6,414	491
Total	$ 2,271,860	$ 6,772,815	$ 1,075,102	$ 412,323	$ 244,872	$ 24,290

At December 31, 2011
	One-to-Four Family Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$ 2,588,437	$ 6,264,110	$ 1,014,039	$ 377,086	$ 253,041	$ 23,335
Non-performing	107,503	43,937	131,301	35,126	5,995	73
Total	$ 2,695,940	$ 6,308,047	$ 1,145,340	$ 412,212	$ 259,036	$ 23,408

The following table sets forth the balances of our one-to-four family interest-only mortgage loans at June 30, 2012 by the period in which such loans are scheduled to enter their amortization period.

(In Thousands)	Recorded Investment
Amortization scheduled to begin:
Within one year	$ 61,280
More than one year to three years	913,340
More than three years to five years	1,633,443
Over five years	738,899
Total	$ 3,346,962

The following table sets forth the balances of our multi-family and commercial real estate mortgage loan receivable segments by credit quality indicator at the dates indicated.

	At June 30, 2012		At December 31, 2011
(In Thousands)	Multi-Family	Commercial Real Estate	Multi-Family	Commercial Real Estate
Not classified	$ 2,046,529	$ 581,943	$ 1,557,315	$ 596,799
Classified	151,341	64,508	136,556	62,907
Total	$ 2,197,870	$ 646,451	$ 1,693,871	$ 659,706

The following tables set forth information about our loans receivable by segment and class at June 30, 2012 and 2011 which were modified in a troubled debt restructuring during the periods indicated.

	Modifications During the Three Months Ended June 30,
	2012			2011
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at June 30, 2012	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at June 30, 2011
Mortgage loans:
One-to-four family:
Full documentation:
Interest-only	4	$ 1,060	$ 1,046	6	$ 2,748	$ 2,749
Reduced documentation:
Interest-only	4	1,815	1,803	9	4,510	4,487
Amortizing	1	401	393	2	309	307
Multi-family	6	5,545	5,456	5	4,512	4,461
Commercial real estate	2	3,235	3,235	2	5,691	5,361
Total	17	$ 12,056	$ 11,933	24	$ 17,770	$ 17,365

	Modifications During the Six Months Ended June 30,
	2012			2011
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at June 30, 2012	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at June 30, 2011
Mortgage loans:
One-to-four family:
Full documentation:
Interest-only	4	$ 1,060	$ 1,046	9	$ 4,072	$ 4,064
Reduced documentation:
Interest-only	7	2,729	2,718	19	8,773	8,735
Amortizing	5	1,950	1,851	4	596	590
Multi-family	12	31,581	30,303	10	6,960	6,884
Commercial real estate	3	4,234	4,164	3	6,226	5,898
Total	31	$ 41,554	$ 40,082	45	$ 26,627	$ 26,171

The following table sets forth information about our loans receivable by segment and class at June 30, 2012 and 2011 which were modified in a troubled debt restructuring during the twelve months ended June 30, 2012 and 2011 and had a payment default subsequent to the modification during the periods indicated.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012		2011		2012		2011
(Dollars In Thousands)	Number of Loans	Recorded Investment at June 30, 2012	Number of Loans	Recorded Investment at June 30, 2011	Number of Loans	Recorded Investment at June 30, 2012	Number of Loans	Recorded Investment at June 30, 2011
Mortgage loans:
One-to-four family:
Full documentation:
Interest-only	1	$ 339	1	$ 396	1	$ 339	2	$ 638
Amortizing	1	79	1	162	1	79	1	162
Reduced documentation:
Interest-only	5	1,701	6	2,139	6	2,057	8	3,032
Amortizing	2	544	2	291	6	1,980	3	448
Multi-family	3	4,473	2	6,048	3	4,473	2	6,048
Total	12	$ 7,136	12	$ 9,036	17	$ 8,928	16	$ 10,328

For additional information regarding our loans receivable and allowance for loan losses, see “Asset Quality” and “Critical Accounting Policies” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

5.     Earnings Per Share

The following table is a reconciliation of basic and diluted earnings per share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands, Except Share Data)	2012	2011	2012	2011
Net income	$ 12,824	$ 16,845	$ 22,820	$ 44,229
Income allocated to participating securities (restricted stock)	(187)	(428)	(102)	(1,099)
Income attributable to common shareholders	$ 12,637	$ 16,417	$ 22,718	$ 43,130

Average number of common shares outstanding — basic	95,332,904	92,949,206	95,175,886	92,842,398
Dilutive effect of stock options (1)	—	—	—	—
Average number of common shares outstanding — diluted	95,332,904	92,949,206	95,175,886	92,842,398

Income per common share attributable to common shareholders:
Basic	$ 0.13	$ 0.18	$ 0.24	$ 0.46
Diluted	$ 0.13	$ 0.18	$ 0.24	$ 0.46

(1)

Excludes options to purchase 5,750,485 shares of common stock which were outstanding during the three months ended June 30, 2012; options to purchase 6,889,199 shares of common stock which were outstanding during the three months ended June 30, 2011;  options to purchase 5,786,354 shares of common stock which were outstanding during the six months ended June 30, 2012; and options to purchase 6,902,494 shares of common stock which were outstanding during the six months ended June 30, 2011 because their inclusion would be anti-dilutive.

6.              Pension Plans and Other Postretirement Benefits

On March 6, 2012, our Board of Directors and the Board of Directors of Astoria Federal approved amendments to the Astoria Federal Savings and Loan Association Employees’ Pension Plan, the Astoria Federal Savings and Loan Association Excess Benefit Plan and the Astoria Federal Savings and Loan Association Supplemental Benefit Plan, or the Excess and Supplemental Plans, and the Astoria Federal Savings and Loan Association Directors’ Retirement Plan, effective April 30, 2012 to change the manner in which benefits are computed for service through April 30, 2012 and to suspend accrual of additional benefits for all of the aforementioned plans effective April 30, 2012.

As a result, we remeasured our benefit obligations and the funded status of our defined benefit pension plans at March 31, 2012, updating the pension measurement assumptions.  The remeasurement resulted in a $40.6 million increase in the funded status at March 31, 2012 compared to December 31, 2011.  The increase was the result of a $20.4 million decrease in the projected pension benefit obligation at March 31, 2012 compared to December 31, 2011 resulting from the plan amendments and an increase of $20.2 million in the fair value of plan assets at March 31, 2012 compared to December 31, 2011 resulting from the return on plan assets and employer contributions during the 2012 first quarter.

The remeasurement also resulted in a $32.0 million reduction in the pre-tax component of accumulated other comprehensive loss at March 31, 2012 compared to December 31, 2011 related to pension plans.  We expect that $5.4 million in net actuarial loss and $152,000 in prior service cost will be recognized as components of net periodic cost for 2012.

We expect the plan amendments will reduce estimated net periodic cost for our defined benefit pension plans to approximately $8.1 million for 2012, including approximately $2.0 million in settlement charges we expect to record in the 2012 third quarter in the Excess and Supplemental Plans related to the settlement of employment agreements associated with previously announced executive retirements, compared to $14.8 million for 2011.

The following tables set forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan for the periods indicated.

	Pension Benefits		Other Postretirement Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
(In Thousands)	2012	2011	2012	2011
Service cost	$ 511	$ 1,176	$ 336	$ 126
Interest cost	2,662	3,048	326	345
Expected return on plan assets	(3,110)	(2,649)	—	—
Recognized net actuarial loss	565	2,148	96	45
Amortization of prior service cost (credit)	55	48	(5)	(25)
Settlement	—	(28)	—	—
Net periodic cost	$ 683	$ 3,743	$ 753	$ 491

	Pension Benefits		Other Postretirement Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011
Service cost	$ 2,025	$ 2,321	$ 531	$ 265
Interest cost	5,664	6,105	689	680
Expected return on plan assets	(5,728)	(5,324)	—	—
Recognized net actuarial loss	3,803	4,223	258	74
Amortization of prior service cost (credit)	66	96	(12)	(50)
Curtailment	7	—	—	—
Net periodic cost	$ 5,837	$ 7,421	$ 1,466	$ 969

7.              Stock Incentive Plans

The following table summarizes restricted stock activity in our stock incentive plans for the six months ended June 30, 2012.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	1,936,225	$ 16.53
Granted	12,000	8.68
Vested	(305,970)	(27.54)
Forfeited	(268,776)	(14.24)
Nonvested at June 30, 2012	1,373,479	14.46

As a result of the resignation and retirement of several executive officers, coupled with our cost control initiatives during the 2012 first quarter, 268,776 shares of restricted stock were forfeited during the six months ended June 30, 2012.  This level of forfeitures significantly exceeded our original estimate of restricted stock forfeitures based on our prior experience.  As a result, in the 2012 first quarter, we reversed stock-based compensation expense totaling $569,000, net of taxes of $310,000, representing stock-based compensation expense previously recognized on unvested shares of restricted stock which will not vest as a result of forfeitures.

Stock-based compensation expense is recognized on a straight-line basis over the vesting period and totaled $1.1 million, net of taxes of $598,000, for the three months ended June 30, 2012 and $1.4 million, net of taxes of $782,000, for the six months ended June 30, 2012.  Stock-based compensation expense totaled $1.5 million, net of taxes of $830,000, for the three months ended June 30, 2011 and $2.9 million, net of taxes of $1.6 million, for the six months ended June 30, 2011.  At June 30, 2012, pre-tax compensation cost related to all nonvested awards of restricted stock not yet recognized totaled $11.8 million and will be recognized over a weighted average period of approximately 2.6 years, which includes $860,000 of pre-tax compensation cost related to 65,000 shares granted in 2011 under a performance-based award for which compensation cost will begin to be recognized when the achievement of the performance conditions becomes probable.

8.              Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  We group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.  These levels are:

•     Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•               Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

•               Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.  The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, with additional considerations when the volume and level of activity for an asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly.  In accordance with GAAP, we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Recurring Fair Value Measurements

Our securities available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity.  Additionally, in connection with our mortgage banking activities we have commitments to fund loans held-for-sale and commitments to sell loans, which are considered free-standing derivative instruments, the fair values of which are not material to our financial condition or results of operations.

The following tables set forth the carrying values of our assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at the dates indicated.

	Carrying Value at June 30, 2012
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$ 247,090	$ —	$ 247,090
Non-GSE issuance REMICs and CMOs	13,447	—	13,447
GSE pass-through certificates	23,368	—	23,368
Obligations of GSEs	74,996	—	74,996
Freddie Mac and Fannie Mae stock	6,660	6,660	—
Total securities available-for-sale	$ 365,561	$ 6,660	$ 358,901

	Carrying Value at December 31, 2011
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$ 298,620	$ —	$ 298,620
Non-GSE issuance REMICs and CMOs	15,795	—	15,795
GSE pass-through certificates	25,192	—	25,192
Freddie Mac and Fannie Mae stock	4,580	4,580	—
Total securities available-for-sale	$ 344,187	$ 4,580	$ 339,607

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

Residential mortgage-backed securities

Our securities available-for-sale portfolio consists primarily of residential mortgage-backed securities.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  At June 30, 2012, 95% of our available-for-sale residential mortgage-backed securities portfolio was comprised of GSE securities for which an active market exists for similar securities, making observable inputs readily available.

We analyze changes in the pricing service fair values from month to month taking into consideration changes in market conditions including changes in mortgage spreads, changes in treasury yields and changes in generic pricing on fifteen and thirty year securities.  Each month we conduct a review of the estimated fair values of our fixed rate REMICs and CMOs available-for-sale which represent primarily all of the securities priced by our pricing service.  We generate prices based upon a “spread matrix” approach for estimating values.  Market spreads are obtained from independent third party firms who trade these types of securities.  Any notable differences between the pricing service prices and “spread matrix” prices on individual securities are analyzed further, including a review of prices provided by other independent parties, a yield analysis and review of average life changes using Bloomberg analytics and a review of historical pricing on the particular security.  Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

Obligations of GSEs

Obligations of GSEs included in our securities available-for-sale portfolio consist of debt securities issued by GSEs, the fair values for which are obtained from an independent nationally recognized pricing service.  Our pricing service gathers information from market sources and integrates relative credit information, observed market movement and sector news into their pricing applications and models.  Spread scales, representing credit risk, are created and are based on the new issue market, secondary trading and dealer quotes.  Option adjusted spread models are incorporated to adjust spreads of issues that have early redemption features.  Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

Freddie Mac and Fannie Mae stock

The fair values of the Freddie Mac and Fannie Mae stock in our available-for-sale securities portfolio are obtained from quoted market prices for identical instruments in active markets and, as such, are classified as Level 1.

Non-Recurring Fair Value Measurements

From time to time, we may be required to record at fair value assets or liabilities on a non-recurring basis, such as mortgage servicing rights, or MSR, loans receivable, certain assets held-for-sale and real estate owned, or REO.  These non-recurring fair value adjustments involve the application of lower of cost or market accounting or impairment write-downs of individual assets.

The following table sets forth the carrying values of those of our assets which were measured at fair value on a non-recurring basis at the dates indicated. The fair value measurements for all of these assets fall within Level 3 of the fair value hierarchy.

	Carrying Value
(In Thousands)	At June 30, 2012	At December 31, 2011
Non-performing loans held-for-sale, net	$ 2,481	$ 19,744
Impaired loans	259,744	232,849
MSR, net	7,592	8,136
REO, net	22,223	36,956
Total	$ 292,040	$ 297,685

The following table provides information regarding the losses recognized on our assets measured at fair value on a non-recurring basis for the periods indicated.

	For the Six Months Ended June 30,
(In Thousands)	2012	2011
Non-performing loans held-for-sale, net (1)	$ 698	$ 821
Impaired loans (2)	25,610	25,878
MSR, net (3)	574	—
REO, net (4)	2,726	6,694
Total	$ 29,608	$ 33,393

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

Loans-held-for-sale, net (non-performing loans held-for-sale)

Non-performing loans held-for-sale were comprised primarily of multi-family mortgage loans at June 30, 2012 and multi-family and commercial real estate mortgage loans at December 31, 2011.  Fair values of non-performing loans held-for-sale are estimated through either bids received on the loans or a discounted cash flow analysis of the underlying collateral and adjusted as necessary, by management, to reflect current market conditions and, as such, are classified as Level 3.

Loans receivable, net (impaired loans)

Loans which meet certain criteria are evaluated individually for impairment.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans, including impaired loans for which a fair value adjustment was recognized, consisted primarily of one-to-four family mortgage loans at June 30, 2012 and December 31, 2011.  Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs.

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

MSR, net

The right to service loans for others is generally obtained through the sale of one-to-four family mortgage loans with servicing retained.  MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At June 30, 2012, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 10.95%, a weighted average constant prepayment rate on mortgages of 21.79% and a weighted average life of 3.6 years.  At December 31, 2011, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 10.94%, a weighted average constant prepayment rate on mortgages of 20.30% and a weighted average life of 3.7 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

REO, net

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure, all of which were one-to-four family properties at June 30, 2012 and December 31, 2011, and is carried, net of allowances for losses, at the lower of cost or fair value less estimated selling costs.  The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

Fair Value of Financial Instruments

Quoted market prices available in formal trading marketplaces are typically the best evidence of the fair value of financial instruments.  In many cases, financial instruments we hold are not bought or sold in formal trading marketplaces.  Accordingly, fair values are derived or estimated based on a variety of valuation techniques in the absence of quoted market prices.  Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.  These estimates do not reflect any possible tax ramifications, estimated transaction costs, or any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument.  Because no market exists for a certain portion of our financial instruments, fair value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics and other such factors.  These estimates are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.  For these reasons and others, the estimated fair value disclosures presented herein do not represent our entire underlying value.  As such, readers are cautioned in using this information for purposes of evaluating our financial condition and/or value either alone or in comparison with any other company.

The following tables set forth the carrying values and estimated fair values of our financial instruments which are carried on the consolidated statements of financial condition at either cost or at lower of cost or fair value in accordance with GAAP, and are not measured or recorded at fair value on a recurring basis, and the level within the fair value hierarchy in which the fair value measurements fall at the dates indicated.

	At June 30, 2012
	Carrying	Estimated Fair Value
(In Thousands)	Value	Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,006,123	$2,043,488	$ 2,043,488	$ —
FHLB-NY stock	181,476	181,476	181,476	—
Loans held-for-sale, net (1)	20,660	21,245	—	21,245
Loans receivable, net (1)	13,573,023	13,846,747	—	13,846,747
MSR, net (1)	7,592	7,593	—	7,593
Financial Liabilities:
Deposits	10,714,179	10,854,388	10,854,388	—
Borrowings, net	5,173,305	5,719,641	5,719,641	—

(1)         Includes assets measured at fair value on a non-recurring basis.

	At December 31, 2011
	Carrying	Estimated Fair Value
(In Thousands)	Value	Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,130,804	$2,176,925	$ 2,176,925	$ —
FHLB-NY stock	131,667	131,667	131,667	—
Loans held-for-sale, net (1)	32,394	32,611	—	32,611
Loans receivable, net (1)	13,117,419	13,368,354	—	13,368,354
MSR, net (1)	8,136	8,137	—	8,137
Financial Liabilities:
Deposits	11,245,614	11,416,033	11,416,033	—
Borrowings, net	4,121,573	4,624,636	4,624,636	—

(1)         Includes assets measured at fair value on a non-recurring basis.

The following is a description of the methods and assumptions used to estimate fair values of our financial instruments which are not measured or recorded at fair value on a recurring or non-recurring basis.

Securities held-to-maturity

The fair values for substantially all of our securities held-to-maturity are obtained from an independent nationally recognized pricing service using similar methods and assumptions as used for our securities available-for-sale measured at fair value on a recurring basis.

Federal Home Loan Bank, or FHLB, of New York, or FHLB-NY, stock

The carrying value of FHLB-NY stock equals cost.  The fair value of FHLB-NY stock is based on redemption at par value.

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

Deposits

The fair values of deposits with no stated maturity, such as savings, money market and NOW and demand deposit accounts, are equal to the amount payable on demand.  The fair values of certificates of deposit are based on discounted contractual cash flows using the weighted average remaining life of the portfolio discounted by the corresponding LIBOR Swap Curve as posted by the Office of the Comptroller of the Currency, or OCC.

Borrowings, net

The fair values of callable borrowings are based upon third party dealers’ estimated market values.  The fair values of non-callable borrowings are based on discounted cash flows using the weighted average remaining life of the portfolio discounted by the corresponding FHLB nominal funding rate.

Outstanding commitments

Outstanding commitments include commitments to extend credit and unadvanced lines of credit for which fair values were estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions.  The fair values of these commitments are immaterial to our financial condition.

9.                    Litigation

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

City of New York Notice of Determination

By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York has notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies relate to our operation of two subsidiaries of Astoria Federal, Fidata Service Corp., or Fidata, and Astoria Federal Mortgage Corp., or AF Mortgage.  Fidata is a passive investment company which maintains offices in Connecticut.  AF Mortgage is an operating subsidiary through which Astoria Federal engages in lending activities outside the State of New York through our third party loan origination program.  We disagree with the assertion of the tax deficiencies and we filed Petitions for Hearings with the City of New York on December 6, 2010 and October 5, 2011 to oppose the Notices of Determination and to consolidate the hearings.  A hearing in this matter is scheduled to begin on October 31, 2012.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at June 30, 2012 with respect to this matter.

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

On July 18, 2012, we filed a motion for summary judgment for non-infringement based on a recent ruling by the U.S. Court of Appeals for the Federal District affirming the Delaware District Court’s decision to grant summary judgment in favor of a defendant in an action involving the same plaintiff making substantially similar allegations with respect to identical and substantially similar patents as those involved in the action against us.  We intend to continue to vigorously defend this lawsuit.

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

Lefkowitz Litigation

On February 27, 2012, a putative class action entitled Ellen Lefkowitz, individually and on behalf of all Persons similarly situated v. Astoria Federal Savings and Loan Association was commenced in the Supreme Court of The State of New York, County of Queens, or the Queens County Supreme Court, against us alleging that during the proposed class period, we improperly charged overdraft fees to customer accounts when accounts were not overdrawn, improperly reordered electronic debit transactions from the highest to the lowest dollar amount and processed debits before credits to deplete accounts and maximize overdraft fee income.  The complaint contains the further assertion that we did not adequately inform our customers that they had the option to “opt-out” of overdraft services.  We were served with the summons and complaint in such action on February 29, 2012 and were initially required to reply on or before April 30, 2012.  By Stipulation between the parties, our time to answer was extended to May 7, 2012, at which time we moved to dismiss the complaint.  On July 19, 2012, the Queens County Supreme Court issued an order dismissing the complaint in its entirety.

10.             Impact of Accounting Standards and Interpretations

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

Effective January 1, 2012, we adopted the guidance in ASU 2011-04, “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  The guidance in ASU 2011-04 explains how to measure fair value, but does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting and results in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  This guidance was not intended to result in a change in the application of the requirements in Topic 820.  Some of this guidance clarifies the application of existing fair value measurement requirements while other aspects change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  Our adoption of this guidance on January 1, 2012 did not have an impact on our financial condition or results of operations.

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

•                  transition of our regulatory supervisor from the Office of Thrift Supervision to the OCC and the Board of Governors of the Federal Reserve Board, or the FRB;

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

We are impacted by both national and regional economic factors. With one-to-four family mortgage loans from various regions of the country held in our portfolio, the condition of the national economy impacts our earnings.  During 2011 and continuing into 2012, the U.S. economy has shown signs of a very slow and tenuous recovery from the recession experienced since 2008.  The national unemployment rate, while still at a high level, has reflected some declines from its peak of 10.0% for October 2009.  The national unemployment rate ranged from 8.5% to 8.1% during the first half of 2012, somewhat improved compared to the 2011 first half range from 9.4% to 8.9%.  Softness in the housing and real estate markets persists, although the extent of such softness varies from region to region.  With respect to our multi-family mortgage loan origination activities, primarily focused in New York, we have observed favorable market conditions during the first half of 2012.

In addition to considering the challenging economic environment in which we compete, the regulation and oversight of our business changed during 2011.  As described in more detail in Part I, Item 1A, “Risk Factors,” in our 2011 Annual Report on Form 10-K, as supplemented by our March 31, 2012 Quarterly Report on Form 10-Q and this report, certain aspects of the Reform Act have an impact on us, including the expanded regulatory burden resulting from oversight of Astoria Federal by the OCC and the Consumer Financial Protection Bureau and oversight of Astoria Financial Corporation by the FRB, as well as changes to, and significant increases in, deposit insurance assessments, the imposition of consolidated holding company capital requirements and the roll back of federal preemption applicable to certain of our operations.  The FRB recently issued notices of proposed rulemaking that will subject all savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements. These proposed rules also revise the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards, and revise the FRB rules for calculating risk-weighted assets to enhance their risk sensitivity, which, among other things, will generally exclude trust preferred securities as a component of tier 1 capital. The proposed rules provide for various phase-in periods over the next several years. We are continuing to review the impact the Reform Act, Basel III and the related proposed rule-making will have on our business, financial condition and results of operations.

Total assets increased during the six months ended June 30, 2012, primarily due to increases in our mortgage loan portfolio and cash and due from banks, partially offset by a decline in our securities portfolio reflecting repayments in excess of securities purchased since December 31, 2011.  During the first half of 2012, mortgage loan origination and purchase volume exceeded loan repayments, resulting in growth in our mortgage loan portfolio.  This growth was fueled by an increase in our multi-family loan portfolio, reflecting the resumption of such lending in the latter half of 2011, and strong loan production during the first half of 2012.  The one-to-four family mortgage loan portfolio declined slightly during the six months ended June 30, 2012 as mortgage loan repayments, which remain at elevated levels but have not accelerated in 2012, offset our origination and purchase volume.  We expect further loan portfolio growth as the year proceeds based upon the strength of our multi-family and commercial real estate mortgage loan pipeline and origination activity.

Total deposits decreased during the six months ended June 30, 2012.  This decrease was the result of a decline in certificates of deposit as we allowed high cost certificates of deposit to run off, while low cost savings, money market and NOW and demand deposit accounts increased reflecting the results of our efforts to reposition our asset and liability mix.  Our borrowings portfolio increased during the six months ended June 30, 2012.  The increase was due to an increase in FHLB-NY advances and the issuance of senior unsecured notes in June 2012, partially offset by a decline in reverse repurchase agreements.  The increase in FHLB-NY advances included fixed-rate advances with an average term of 3.6 years, most of which occurred during the 2012 second quarter.  During this period of historic low interest rates, we continue to utilize low cost borrowings to offset the decline in high cost certificates of deposit to help manage interest rate risk.

On June 19, 2012, we completed the sale of $250.0 million aggregate principal amount of 5.00% senior unsecured notes due 2017, or 5.00% Senior Notes.  The increase in cash and due from banks resulted from maintaining the net proceeds in highly liquid assets, which will be used to repay our $250.0 million aggregate principal amount of 5.75% senior unsecured notes due October 2012, or 5.75% Senior Notes.  The refinancing of the 5.75% Senior Notes with the 5.00% Senior Notes will result in a reduction of future annual interest expense with respect to our other borrowings.

Stockholders’ equity increased as of June 30, 2012 compared to December 31, 2011.  This increase primarily reflects a reduction in accumulated other comprehensive loss resulting from the 2012 first quarter adjustment to reflect the remeasurement of our benefit obligations and the funded status of our defined benefit pension plans at March 31, 2012 pursuant to plan amendments which, among other things, suspended the accrual of additional pension benefits effective April 30, 2012 and result in reduced pension costs beginning in the 2012 second quarter.  The increase in stockholders’ equity also reflects earnings for the six months ended June 30, 2012 in excess of dividends declared.

Net income for the three and six months ended June 30, 2012 decreased compared to the three and six months ended June 30, 2011.  The decrease for the 2012 second quarter reflects a lower level of net interest income and non-interest income, partially offset by a reduction in non-interest expense, compared to the 2011 second quarter.  For the six months ended June 30, 2012, the decline in net income compared to the six months ended June 30, 2011 was primarily due to a decrease in net interest income and increases in non-interest expense and provision for loan losses.

Net interest income, the net interest rate spread and the net interest margin for the three and six months ended June 30, 2012 were lower compared to the respective three and six month periods in 2011, primarily due to more rapid declines in the yields on average interest-earning assets than the declines in the costs of average interest-bearing liabilities.  Interest income for the three and six months ended June 30, 2012 decreased compared to the three and six months ended June 30, 2011 primarily due to lower average yields on mortgage loans and mortgage-backed and other securities and reductions in the average balances of mortgage loans.  Interest expense for the three and six months ended June 30, 2012 also decreased in relation to the comparable 2011 periods, due to decreases in interest expense on certificates of deposit and borrowings, partially offset by increases in interest expense on total savings, money market and NOW and demand deposit accounts.  The decreases in interest expense on certificates of deposit reflect declines in the average balance of certificates of deposits, coupled with declines in the average cost, whereas the declines in the average cost of borrowings was the primary driver for the decreases in interest expense on borrowings. The increases in interest expense on total savings, money market and NOW and demand deposit accounts reflect growth in the average balance of money market accounts offset by declines in the average cost of savings accounts for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011.

The provision for loan losses for the 2012 second quarter totaled $10.0 million, resulting in a provision of $20.0 million for the first half of 2012, compared to $10.0 million for the 2011 second quarter and $17.0 million for the first half of 2011.  The allowance for loan losses totaled $148.1 million at June 30, 2012, compared to $157.2 million at December 31, 2011.  The decrease in the allowance for loan losses reflects the general stabilizing trend in overall asset quality we have experienced since 2010 as total delinquencies have continued a downward trend.  The allowance for loan losses at June 30, 2012 reflects the composition and size of our loan portfolio, the levels and composition of our loan delinquencies and non-performing loans, our loss history and our evaluation of the housing and real estate markets and overall economy, including the unemployment rate.

Non-interest income for the three months ended June 30, 2012 decreased compared to the three months ended June 30, 2011, primarily due to lower customer service fees, partially offset by an increase in mortgage banking income, net.  Non-interest income for the six months ended June 30, 2012 declined slightly compared to the 2011 six month period as a decrease in customer service fees was substantially offset by gain on sales of securities in 2012 and an increase in other non-interest income.

Non-interest expense decreased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and increased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decrease for the 2012 second quarter compared to the 2011 second quarter is primarily attributable to reduced compensation and benefits expense resulting from cost control initiatives implemented in the 2012 first quarter.  The increase for the first half of 2012 over the first half of 2011 is primarily the result of increased Federal Deposit Insurance Corporation, or FDIC, insurance premium expense.

As we continue to grow the loan portfolio and balance sheet, we expect to continue our focus on repositioning the asset and liability mix of our balance sheet, concentrating more on higher yielding multi-family loans than on lower yielding one-to-four family loans, and reducing high cost certificates of deposit and increasing low cost savings, money market and NOW and demand deposit accounts. We also anticipate that our interest-earning assets will continue to increase throughout the remainder of 2012 which will help fuel earnings growth.  Due to the impact of extending the maturity of certain borrowings during the 2012 second quarter and the additional short-term cost to carry the 5.00% Senior Notes until we repay our 5.75% Senior Notes, we anticipate the net interest margin for year ending December 31, 2012 to be slightly lower than the net interest margin for the 2011 fourth quarter of 2.20%.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of our 2011 Annual Report on Form 10-K, as supplemented by our March 31, 2012 Quarterly Report on Form 10-Q and this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR, judgments regarding goodwill and securities impairment and the estimates related to our pension plans and other postretirement benefits are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters.  Actual results may differ from our estimates and judgments.  The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section of our 2011 Annual Report on Form 10-K.

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

Loan reviews by our Asset Review Department are completed quarterly for all loans individually classified by our Asset Classification Committee.  Individual loan reviews are generally completed annually for multi-family and commercial real estate mortgage loans with balances of $5.0 million or greater or which have been modified in a troubled debt restructuring and commercial business loans with balances of $200,000 or greater.  Further, multi-family and commercial real estate portfolio management personnel generally complete annual reviews for multi-family and commercial real estate mortgage loans with balances of $750,000 or greater and recommend further review by the Asset Review Department as appropriate.  In addition, our Asset Review Department will generally review annually borrowing relationships whose combined outstanding balance is $5.0 million or greater. Approximately fifty percent of the outstanding principal balance of these loans to a single borrowing entity will be reviewed annually.

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

We analyze our historical loss experience over twelve, fifteen, eighteen and twenty-four month periods, however our quantitative allowance coverage percentages are based on our twelve month loss history.  We believe the twelve month loss analysis is most reflective of current conditions and the potential impact on our future loss exposure. However, the longer periods provide further insight into trends or anomalies and can be a factor in making adjustments to the twelve month analysis.  Also, for a particular loan type we may not have sufficient loss history to develop a reasonable estimate of loss and consider our loss experience for other, similar loan types.  Additionally, multi-family and commercial real estate loss experience may be adjusted based on the composition of the losses (loan sales, short sales and partial charge-offs).  We update our historical loss analyses quarterly and evaluate the need to modify our quantitative allowance as a result of our updated charge-off and loss analyses.  The historical loss component of the allowance for loan losses is determined by applying the results of this quantitative analysis to each of our loans.

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

As a result of our updated charge-off and loss analyses, we modified certain allowance coverage percentages during the 2012 first and second quarters to reflect our current estimates of the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances.  Based on our evaluation of the housing and real estate markets and overall economy, including the unemployment rate, the levels and composition of our loan delinquencies and non-performing loans, our loss history and the size and composition of our loan portfolio, we determined that an allowance for loan losses of $148.1 million was appropriate at June 30, 2012, compared to $149.9 million at March 31, 2012 and $157.2 million at December 31, 2011.  The provision for loan losses totaled $20.0 million for the six months ended June 30, 2012.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at the reporting dates.

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

At June 30, 2012, our MSR had an estimated fair value of $7.6 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.95%, a weighted average constant prepayment rate on mortgages of 21.79% and a weighted average life of 3.6 years.  At December 31, 2011, our MSR had an estimated fair value of $8.1 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.94%, a weighted average constant prepayment rate on mortgages of 20.30% and a weighted average life of 3.7 years.

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

At June 30, 2012, the carrying amount of our goodwill totaled $185.2 million.  On September 30, 2011, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

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

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer.  GSE issuance mortgage-backed securities comprised 96% of our securities portfolio at June 30, 2012.  Non-GSE issuance mortgage-backed securities at June 30, 2012 comprised 1% of our securities portfolio and had an amortized cost of $20.8 million, 65% of which are classified as available-for-sale and 35% are classified as held-to-maturity.  Primarily all of our non-GSE issuance securities are investment grade securities and they have performed similarly to our GSE issuance securities.  Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices.

The fair value of our securities portfolio is primarily impacted by changes in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.  At June 30, 2012, we held 34 securities with an estimated fair value totaling $237.9 million which had an unrealized loss totaling $1.0 million.  Of the securities in an unrealized loss position at June 30, 2012, $13.2 million, with an unrealized loss of $128,000, have been in a continuous unrealized loss position for more than twelve months.  At June 30, 2012, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

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

During the 2012 first quarter, our Board of Directors approved amendments to our defined benefit pension plans which, among other things, suspended the accrual of additional pension benefits effective April 30, 2012.  As a result, we remeasured our benefit obligations and the funded status of our defined benefit pension plans at March 31, 2012.  For additional information on the impact of the plan amendments, see Note 6 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities.  The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity.  Principal payments on loans and securities totaled $2.74 billion for the six months ended June 30, 2012, compared to $2.50 billion for the six months ended June 30, 2011.  The increase in loan and securities repayments for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was primarily due to an increase in mortgage loan repayments.  One-to-four family mortgage loan repayments remain at elevated levels which are higher than the levels in the first half of 2011, but did not accelerate during the first half of 2012.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings.  Net cash provided by operating activities totaled $140.8 million for the six months ended June 30, 2012 and $126.0 million for the six months ended June 30, 2011.  Deposits decreased $531.4 million during the six months ended June 30, 2012 and decreased $388.4 million during the six months ended June 30, 2011.  The net decreases in deposits for the six months ended June 30, 2012 and 2011 were due to decreases in certificates of deposit, partially offset by increases in savings, money market and NOW and demand deposit accounts.  During the six months ended June 30, 2012 and 2011, we continued to allow high cost certificates of deposit to run off.  However, we have achieved some success in extending the terms of our retained certificates of deposit. During the first half of 2012, we extended $277.1 million of certificates of deposit for terms of two years or more in an effort to help limit our exposure to future increases in interest rates.  The increases in low cost savings, money market and NOW and demand deposit accounts during the six months ended June 30, 2012 and 2011 appear to reflect customer preference for the liquidity these types of deposits provide.

Net borrowings increased $1.05 billion during the six months ended June 30, 2012 and decreased $582.8 million during the six months ended June 30, 2011.  The increase in net borrowings during the six months ended June 30, 2012 was due to an increase in FHLB-NY advances and the issuance of the 5.00% Senior Notes in June 2012, partially offset by a decrease in reverse repurchase agreements.  The increase in FHLB-NY advances included $600.0 million of fixed-rate advances with an average term of 3.6 years and an average interest rate of 1.05%, of which $500.0 million occurred in the 2012 second quarter.  We also utilized short-term borrowings during the six months ended June 30, 2012, which contributed to the increase in FHLB-NY advances from December 31, 2011.  During this period of historic low interest rates, we utilize low cost borrowings to offset the decline in high cost certificates of deposit to help manage interest rate risk.  The decrease in net borrowings during the six months ended June 30, 2011 was primarily due to cash flows from mortgage loan repayments in excess of mortgage loan originations and purchases, which enabled us to repay a portion of our matured borrowings.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities.  Gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2012 totaled $2.67 billion, of which $893.5 million were multi-family and commercial real estate loan originations, reflecting the resumption of such lending in the second half of 2011, $1.12 billion were one-to-four family originations and $659.0 million were one-to-four family purchases of individual mortgage loans through our third party loan origination program.  This compares to gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2011 totaling $1.34 billion, of which $927.2 million were originations and $416.4 million were purchases, all of which were one-to-four family mortgage loans.  Despite the increases in originations and purchases of one-to-four family mortgage loans, origination and purchase volume for portfolio has been negatively affected for an extended period of time by the historic low interest rates on thirty year fixed rate conforming mortgage loans and the expanded conforming loan limits resulting in more borrowers opting for thirty year fixed rate conforming mortgage loans which we do not retain for portfolio.  Purchases of securities totaled $497.1 million during the six months ended June 30, 2012 and $356.7 million during the six months ended June 30, 2011.

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

We maintain liquidity levels to meet our operational needs in the normal course of our business.  The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities.  Cash and due from banks increased $246.4 million to $379.1 million at June 30, 2012, from $132.7 million at December 31, 2011, primarily as a result of maintaining the net proceeds from the issuance of the 5.00% Senior Notes in highly liquid assets, which will be used to repay our 5.75% Senior Notes.  At June 30, 2012, we had $1.67 billion in borrowings with a weighted average rate of 2.22% maturing over the next twelve months.  We have the flexibility to either repay or rollover these borrowings as they mature.  Included in our borrowings are various obligations which, by their terms, may be called by the securities dealers and the FHLB-NY.  At June 30, 2012, we had $1.95 billion of borrowings which are callable within three months and at various times thereafter.  We believe the potential for these borrowings to be called does not present liquidity concerns as they have various call dates and coupons and we believe we can readily obtain replacement funding, albeit at higher rates.  At June 30, 2012, FHLB-NY advances totaled $3.15 billion, or 61% of total borrowings.  We do not believe any of our borrowing counterparty concentrations represent a material risk to our liquidity.  In addition, we had $2.46 billion in certificates of deposit at June 30, 2012 with a weighted average rate of 1.40% maturing over the next twelve months.  We have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average rates at June 30, 2012.

	Borrowings			Certificates of Deposit
			Weighted		Weighted
			Average		Average
(Dollars in Millions)	Amount		Rate	Amount	Rate
Contractual Maturity:
Twelve months or less	$ 1,672	(1)	2.22%	$ 2,460	1.40%
Thirteen to thirty-six months	625	(2)	2.66	1,302	2.25
Thirty-seven to sixty months	2,350	(3)(4)	3.41	787	2.35
Over sixty months	529	(5)	5.59	—	—
Total	$ 5,176		3.16%	$ 4,549	1.81%

(1)	Includes $250.0 million of senior notes, with a rate of 5.75%, which mature on October 15, 2012.
(2)	Includes $200.0 million of borrowings, with a weighted average rate of 4.18%, which are callable by the counterparty within the next three months and at various times thereafter.
(3)	Includes $1.35 billion of borrowings, with a weighted average rate of 4.38%, which are callable by the counterparty within the next three months and at various times thereafter.
(4)	Includes $250.0 million of senior notes, with a rate of 5.00%, which were issued on June 19, 2012.
(5)	Includes $400.0 million of borrowings, with a weighted average rate of 4.25%, which are callable by the counterparty within the next three months and at various times thereafter.

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

We have filed automatic shelf registration statements on Form S-3 with the SEC, which allow us to periodically offer and sell, from time to time, in one or more offerings, individually or in any combination, common stock, preferred stock, debt securities, capital securities, guarantees, warrants to purchase common stock or preferred stock and units consisting of one or more of the foregoing.  These shelf registration statements provide us with greater capital management flexibility and enable us to more readily access the capital markets in order to pursue growth opportunities that may become available to us in the future or should there be any changes in the regulatory environment that call for increased capital requirements.  Although the shelf registration statements do not limit the amount of the foregoing items that we may offer and sell, our ability and any decision to do so is subject to market conditions and our capital needs.  On June 19, 2012, we sold $250.0 million aggregate principal amount of senior unsecured notes due in 2017 bearing a fixed interest rate of 5.00%.  We may redeem all or part of the 5.00% Senior Notes at any time, subject to a 30 day minimum notice requirement, at par together with accrued and unpaid interest to the redemption date.  The net proceeds from the 5.00% Senior Notes will be used to repay our 5.75% Senior Notes due October 15, 2012, which will result in a reduction of future annual interest expense of approximately $2.0 million.  On August 1, 2012, we called for redemption on September 13, 2012 all of the 5.75% Senior Notes pursuant to the optional redemption provisions of the Indenture, dated as of October 16, 2002, between us and Wilmington Trust Company, as trustee.  At this time, we do not have immediate plans or current commitments to sell additional securities under any shelf registration statement.

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of interest on its debt obligations and repurchases of common stock. During the six months ended June 30, 2012, Astoria Financial Corporation paid dividends totaling $16.4 million and interest totaling $13.3 million.  On July 18, 2012, we declared a quarterly cash dividend of $0.04 per share on shares of our common stock payable on September 1, 2012 to stockholders of record as of the close of business on August 15, 2012.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At June 30, 2012, a maximum of 8,107,300 shares may yet be purchased under this plan.  However, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal.  Since Astoria Federal is a federally chartered savings association, there are regulatory limits on its ability to make distributions to Astoria Financial Corporation.  See Part I, Item 1, “Regulation and Supervision,” in our 2011 Annual Report on Form 10-K for further discussion of these regulatory limits.  Astoria Federal paid dividends to Astoria Financial Corporation totaling $13.3 million during the six months ended June 30, 2012.  On July 30, 2012, Astoria Federal paid a dividend totaling $8.0 million to Astoria Financial Corporation.

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At June 30, 2012, our tangible capital ratio, which represents stockholders’ equity less goodwill divided by total assets less goodwill, was 6.33%.  At June 30, 2012, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 8.60%, leverage capital ratio of 8.60% and total risk-based capital ratio of 15.69%.  Astoria Federal’s tier 1 risk-based capital ratio was 14.41% at June 30, 2012.  As of June 30, 2012, Astoria Federal continues to be a well capitalized institution for all bank regulatory purposes.

Pursuant to the Reform Act, we will be subject to new minimum capital requirements to be set by the FRB. The FRB recently issued notices of proposed rulemaking that will subject all savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements. These proposed rules also revise the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards, and propose an additional common equity tier 1 capital conservation buffer of 2.50% of risk-weighted assets, to be applied to the common equity tier 1 capital ratio, the tier 1 capital ratio and the total capital ratio, with restrictions on capital distributions and certain discretionary cash bonus payments if the capital conservation buffer is not met. The proposed rules would also revise the FRB rules for calculating risk-weighted assets to enhance their risk sensitivity, which, among other things, will generally exclude trust preferred securities as a component of tier 1 capital. The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets would be phased in, to provide time for banking organizations to meet the new capital standards, beginning January 1, 2013 with full implementation by January 1, 2015.  The capital conservation buffer framework would phase-in between 2016 and 2018, with full implementation by January 1, 2019. We are continuing to review the impact the Reform Act, Basel III and the related proposed rule-making will have on our business, financial condition and results of operations.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments.  Commitments to sell loans totaled $72.6 million at June 30, 2012.  The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.  We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2011.

The following table details our contractual obligations at June 30, 2012.

	Payments due by period
		Less than	One to	Three to	More than
(In Thousands)	Total	One Year	Three Years	Five Years	Five Years
On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$ 4,303,866	$800,000	$ 625,000	$ 2,350,000	$ 528,866
Off-balance sheet contractual obligations:
Commitments to originate and purchase loans (1)	786,280	786,280	—	—	—
Commitments to fund unused lines of credit (2)	219,302	219,302	—	—	—
Total	$ 5,309,448	$1,805,582	$ 625,000	$ 2,350,000	$ 528,866

(1) Includes commitments to originate loans held-for-sale of $53.7 million. (2) Primarily related to home equity lines of credit.

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

Comparison of Financial Condition as of June 30, 2012 and December 31, 2011 and Operating Results for the Three and Six Months Ended June 30, 2012 and 2011

Financial Condition

Total assets increased $551.4 million to $17.57 billion at June 30, 2012, from $17.02 billion at December 31, 2011, due in part to an increase of $246.4 million in cash and due from banks to $379.1 million at June 30, 2012 resulting from maintaining the net proceeds from the issuance of the 5.00% Senior Notes on June 19, 2012, which will be used to repay our 5.75% Senior Notes, in highly liquid assets.  The remaining increase of $305.0 million in total assets was primarily due to an increase in our mortgage loan portfolio, partially offset by a decline in our securities portfolio.

Loans receivable, net, increased $455.6 million to $13.57 billion at June 30, 2012, from $13.12 billion at December 31, 2011, primarily due to an increase in mortgage loans.  Mortgage loans increased $461.3 million to $13.38 billion at June 30, 2012, from $12.92 billion at December 31, 2011, primarily due to an increase in our multi-family mortgage loan portfolio, partially offset by decreases in our one-to-four family and commercial real estate mortgage loan portfolios.  Gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2012 totaled $2.67 billion, of which $893.5 million were multi-family and commercial real estate loan originations, $1.12 billion were one-to-four family loan originations and $659.0 million were one-to-four family loan purchases.  This compares to gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2011 totaling $1.34 billion, of which $927.2 million were originations and $416.4 million were purchases, all of which were one-to-four family mortgage loans.  Mortgage loan repayments increased $213.7 million to $2.16 billion for the six months ended June 30, 2012, compared to $1.94 billion for the six months ended June 30, 2011, primarily due to an increase in one-to-four family mortgage loan repayments.

Our mortgage loan portfolio continues to consist primarily of one-to-four family mortgage loans.  Our one-to-four family mortgage loan portfolio decreased slightly to $10.53 billion at June 30, 2012, from $10.56 billion at December 31, 2011, and represented 77% of our total loan portfolio at June 30, 2012.  One-to-four family mortgage loan repayments remain at elevated levels, but did not accelerate during the first half of 2012.  However, the levels of repayments outpaced our origination and purchase volume during the six months ended June 30, 2012, resulting in the slight decline in the portfolio.  During the six months ended June 30, 2012, the loan-to-value ratio of our one-to-four family mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 60% and the loan amount averaged approximately $740,000.

Our multi-family mortgage loan portfolio increased $504.0 million to $2.20 billion at June 30, 2012, from $1.69 billion at December 31, 2011, as a result of strong loan production during the first half of 2012 which outpaced repayments.  Our commercial real estate loan portfolio decreased $13.2 million to $646.5 million at June 30, 2012, from $659.7 million at December 31, 2011, resulting from repayments during the six months ended June 30, 2012 in excess of our originations of $70.0 million which occurred in the 2012 second quarter.  We resumed multi-family and commercial real estate lending during the latter half of 2011, primarily in New York.  During the six months ended June 30, 2012, the loan-to-value of our multi-family and commercial real estate mortgage loan originations, at the time of origination, averaged approximately 54% and the loan amount averaged approximately $3.4 million.

Securities repayments of $539.6 million and sales of $51.8 million were in excess of securities purchased totaling $497.1 million during the six months ended June 30, 2012 and resulted in a decrease of $103.3 million in the securities portfolio to $2.37 billion at June 30, 2012, compared to $2.47 billion at December 31, 2011.  However, we expect to maintain our securities portfolio at approximately the June 30, 2012 level throughout the remainder of 2012.  At June 30, 2012, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost of $2.25 billion, a weighted average current coupon of 3.46%, a weighted average collateral coupon of 4.80% and a weighted average life of 2.4 years.  For additional information regarding our securities portfolio, see Note 2 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

Deposits decreased $531.4 million to $10.71 billion at June 30, 2012, from $11.25 billion at December 31, 2011, due to a decrease in certificates of deposit, offset by an increase of $438.7 million in money market, savings and NOW and demand deposit accounts, which reflects the results of our efforts to reposition our asset and liability mix.  Certificates of deposit decreased $970.2 million since December 31, 2011 to $4.55 billion at June 30, 2012.  During the six months ended June 30, 2012, we continued to allow high cost certificates of deposit to run off.  Money market accounts increased $226.2 million since December 31, 2011 to $1.34 billion at June 30, 2012.  Savings accounts increased $111.5 million since December 31, 2011 to $2.86 billion at June 30, 2012.  NOW and demand deposit accounts increased $101.0 million since December 31, 2011 to $1.96 billion at June 30, 2012.  The increases in low cost savings, money market and NOW and demand deposit accounts during the six months ended June 30, 2012 appear to reflect customer preference for the liquidity these types of deposits provide, and, to a lesser degree, initial benefits from our efforts to expand our business banking customer base.

Total borrowings, net, increased $1.05 billion to $5.17 billion at June 30, 2012, from $4.12 billion at December 31, 2011, primarily due to an increase of $1.10 billion in FHLB-NY advances and the issuance of the 5.00% Senior Notes in June 2012, partially offset by a decrease of $300.0 million in reverse repurchase agreements.  As noted above, the proceeds from the issuance of the 5.00% Senior Notes will be used to repay our 5.75% Senior Notes due October 15, 2012, which will result in a reduction of future annual interest expense of approximately $2.0 million.  The increase in FHLB-NY advances is the result of our use of low cost borrowings during this period of historic low interest rates to offset the decline in high cost certificates of deposit to help manage interest rate risk.

Stockholders’ equity increased $34.4 million to $1.29 billion at June 30, 2012, from $1.25 billion at December 31, 2011.  The increase in stockholders’ equity was primarily due to net income of $22.8 million, a decrease in accumulated other comprehensive loss of $22.5 million and the allocation of ESOP stock of $5.2 million, partially offset by dividends declared of $16.4 million.  The decrease in accumulated other comprehensive loss was primarily due to an increase in the funded status of our defined benefit pension plans at March 31, 2012, compared to December 31, 2011, resulting from the remeasurement of the plan obligations and assets as of March 31, 2012 in response to plan amendments approved during the 2012 first quarter.  For further information on our defined benefit pension plans, see Note 6 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

Results of Operations

General

Net income for the three months ended June 30, 2012 decreased $4.0 million to $12.8 million, from $16.8 million for the three months ended June 30, 2011, reflecting a lower level of net interest income and non-interest income, partially offset by a reduction in non-interest expense.  Diluted earnings per common share was $0.13 per share for the three months ended June 30, 2012, compared to $0.18 per share for the three months ended June 30, 2011.  Return on average assets was 0.30% for the three months ended June 30, 2012, compared to 0.39% for the three months ended June 30, 2011.  Return on average stockholders’ equity was 4.02% for the three months ended June 30, 2012, compared to 5.31% for the three months ended June 30, 2011.  Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, was 4.70% for the three months ended June 30, 2012, compared to 6.21% for the three months ended June 30, 2011.

Net income for the six months ended June 30, 2012 decreased $21.4 million to $22.8 million, from $44.2 million for the six months ended June 30, 2011, primarily due to a decrease in net interest income and increases in non-interest expense and provision for loan losses.  Diluted earnings per common share was $0.24 per share for the six months ended June 30, 2012, compared to $0.46 per share for the six months ended June 30, 2011.  Return on average assets was 0.27% for the six months ended June 30, 2012, compared to 0.50% for the six months ended June 30, 2011.  Return on average stockholders’ equity was 3.61% for the six months ended June 30, 2012, compared to 7.03% for the six months ended June 30, 2011.  Return on average tangible stockholders’ equity was 4.23% for the six months ended June 30, 2012, compared to 8.24% for the six months ended June 30, 2011.  Our results of operations for the six months ended June 30, 2012 include net charges of $3.4 million ($2.2 million, after tax) included in non-interest expense associated with cost control initiatives implemented in the 2012 first quarter.  See “Non-Interest Expense” for additional information on the cost control initiatives implemented in the 2012 first quarter.  The decreases in the returns on average assets, average stockholders’ equity and average tangible stockholders’ equity for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, were primarily due to the decreases in net income.

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

Net interest income decreased $9.0 million to $86.7 million for the three months ended June 30, 2012, from $95.7 million for the three months ended June 30, 2011, and decreased $22.4 million to $174.9 million for the six months ended June 30, 2012, from $197.3 million for the six months ended June 30, 2011.  The net interest rate spread decreased to 2.07% for the three months ended June 30, 2012, from 2.26% for the three months ended June 30, 2011, and decreased to 2.10% for the six months ended June 30, 2012, from 2.30% for the six months ended June 30, 2011.  The net interest margin decreased to 2.14% for the three months ended June 30, 2012, from 2.34% for the three months ended June 30, 2011, and decreased to 2.17% for the six months ended June 30, 2012, from 2.37% for the six months ended June 30, 2011.   The decreases in net interest income, the net interest rate spread and the net interest margin for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, are primarily due to more rapid declines in the yields on average interest-earning assets than the declines in the costs of average interest-bearing liabilities.

Interest income for the three and six months ended June 30, 2012 decreased compared to the three and six months ended June 30, 2011 primarily due to lower average yields on mortgage loans and mortgage-backed and other securities and reductions in the average balances of mortgage loans.  Interest expense for the three and six months ended June 30, 2012 also decreased in relation to the three and six months ended June 30, 2011, due to decreases in interest expense on certificates of deposit and borrowings, partially offset by increases in interest expense on total savings, money market and NOW and demand deposit accounts.  The average balance of net interest-earning assets increased $104.8 million to $696.4 million for the three months ended June 30, 2012, from $591.6 million for the three months ended June 30, 2011, and increased $83.5 million to $671.5 million for the six months ended June 30, 2012, from $588.0 million for the six months ended June 30, 2011.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following tables set forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three and six months ended June 30, 2012 and 2011.  Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown.  Average balances are derived from average daily balances.  The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended June 30,
			2012				2011
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$10,627,083		$95,454	3.59%	$10,675,616		$111,869	4.19%
Multi-family and commercial real estate	2,582,913		36,491	5.65	2,685,694		41,085	6.12
Consumer and other loans (1)	274,986		2,294	3.34	300,441		2,509	3.34
Total loans	13,484,982		134,239	3.98	13,661,751		155,463	4.55
Mortgage-backed and other securities (2)	2,410,175		16,971	2.82	2,448,292		21,339	3.49
Repurchase agreements and interest-earning cash accounts	114,198		47	0.16	150,589		74	0.20
FHLB-NY stock	158,471		1,553	3.92	127,603		1,637	5.13
Total interest-earning assets	16,167,826		152,810	3.78	16,388,235		178,513	4.36
Goodwill	185,151				185,151
Other non-interest-earning assets	796,142				872,016
Total assets	$17,149,119				$17,445,402

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,844,593		1,612	0.23	$2,805,096		2,809	0.40
Money market	1,237,914		2,155	0.70	395,512		450	0.46
NOW and demand deposit	1,934,810		296	0.06	1,807,350		290	0.06
Total savings, money market and NOW and demand deposit	6,017,317		4,063	0.27	5,007,958		3,549	0.28
Certificates of deposit	4,911,975		22,870	1.86	6,364,987		32,089	2.02
Total deposits	10,929,292		26,933	0.99	11,372,945		35,638	1.25
Borrowings	4,542,173		39,208	3.45	4,423,712		47,153	4.26
Total interest-bearing liabilities	15,471,465		66,141	1.71	15,796,657		82,791	2.10
Non-interest-bearing liabilities	401,166				379,064
Total liabilities	15,872,631				16,175,721
Stockholders’ equity	1,276,488				1,269,681
Total liabilities and stockholders’ equity	$17,149,119				$17,445,402

Net interest income/net interest rate spread (3)			$86,669	2.07%			$95,722	2.26%

Net interest-earning assets/net interest margin (4)	$696,361			2.14%	$591,578			2.34%

Ratio of interest-earning assets to interest-bearing liabilities	1.05	x			1.04	x

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

(4)        Net interest margin represents net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,
	2012				2011
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$10,636,574		$194,746	3.66%	$10,750,140		$226,545	4.21%
Multi-family and commercial real estate	2,491,768		72,961	5.86	2,784,778		85,577	6.15
Consumer and other loans (1)	278,152		4,635	3.33	304,194		5,016	3.30
Total loans	13,406,494		272,342	4.06	13,839,112		317,138	4.58
Mortgage-backed and other securities (2)	2,427,258		34,992	2.88	2,490,886		43,762	3.51
Repurchase agreements and interest- earning cash accounts	101,104		100	0.20	172,670		167	0.19
FHLB-NY stock	148,645		3,155	4.25	137,541		3,954	5.75
Total interest-earning assets	16,083,501		310,589	3.86	16,640,209		365,021	4.39
Goodwill	185,151				185,151
Other non-interest-earning assets	863,739				901,230
Total assets	$17,132,391				$17,726,590

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,815,486		3,374	0.24	$2,754,957		5,496	0.40
Money market	1,184,307		4,008	0.68	389,169		879	0.45
NOW and demand deposit	1,889,028		586	0.06	1,779,252		571	0.06
Total savings, money market and NOW and demand deposit	5,888,821		7,968	0.27	4.923,378		6,946	0.28
Certificates of deposit	5,132,724		48,392	1.89	6,505,085		65,724	2.02
Total deposits	11,021,545		56,360	1.02	11,428,463		72,670	1.27
Borrowings	4,390,482		79,364	3.62	4,623,772		95,100	4.11
Total interest-bearing liabilities	15,412,027		135,724	1.76	16,052,235		167,770	2.09
Non-interest-bearing liabilities	457,047				415,250
Total liabilities	15,869,074				16,467,485
Stockholders’ equity	1,263,317				1,259,105
Total liabilities and stockholders’ equity	$17,132,391				$17,726,590

Net interest income/net interest rate spread (3)			$174,865	2.10%			$197,251	2.30%

Net interest-earning assets/net interest margin (4)	$671,474			2.17%	$587,974			2.37%

Ratio of interest-earning assets to interest-bearing liabilities	1.04	x			1.04	x

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

	Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011			Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
	Increase (Decrease)			Increase (Decrease)
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
One-to-four family	$(505)	$(15,910)	$(16,415)	$(2,379)	$(29,420)	$(31,799)
Multi-family and commercial real estate	(1,528)	(3,066)	(4,594)	(8,712)	(3,904)	(12,616)
Consumer and other loans	(215)	—	(215)	(427)	46	(381)
Mortgage-backed and other securities	(328)	(4,040)	(4,368)	(1,093)	(7,677)	(8,770)
Repurchase agreements and interest- earning cash accounts	(15)	(12)	(27)	(75)	8	(67)
FHLB-NY stock	348	(432)	(84)	299	(1,098)	(799)
Total	(2,243)	(23,460)	(25,703)	(12,387)	(42,045)	(54,432)
Interest-bearing liabilities:
Savings	38	(1,235)	(1,197)	119	(2,241)	(2,122)
Money market	1,370	335	1,705	2,502	627	3,129
NOW and demand deposit	6	—	6	15	—	15
Certificates of deposit	(6,844)	(2,375)	(9,219)	(13,281)	(4,051)	(17,332)
Borrowings	1,231	(9,176)	(7,945)	(4,679)	(11,057)	(15,736)
Total	(4,199)	(12,451)	(16,650)	(15,324)	(16,722)	(32,046)
Net change in net interest income	$1,956	$(11,009)	$(9,053)	$2,937	$(25,323)	$(22,386)

Interest Income

Interest income decreased $25.7 million to $152.8 million for the three months ended June 30, 2012, from $178.5 million for the three months ended June 30, 2011, due to a decrease in the average yield on interest-earning assets to 3.78% for the three months ended June 30, 2012, from 4.36% for the three months ended June 30, 2011, coupled with a decrease of $220.4 million in the average balance of interest-earning assets to $16.17 billion for the three months ended June 30, 2012, from $16.39 billion for the three months ended June 30, 2011.  The decrease in the average yield on interest-earning assets was primarily due to decreases in the average yields on mortgage loans and mortgage-backed and other securities.  The decrease in the average balance of interest-earning assets was primarily due to a decrease in the average balance of mortgage loans, although the average balances of all asset categories declined, with the exception of FHLB-NY stock.

Interest income on one-to-four family mortgage loans decreased $16.4 million to $95.5 million for the three months ended June 30, 2012, from $111.9 million for the three months ended June 30, 2011, primarily due to a decrease in the average yield to 3.59% for the three months ended June 30, 2012, from 4.19% for the three months ended June 30, 2011.  The decrease in the average yield was primarily due to new originations at lower interest rates than the rates on loans repaid over the past year and the impact of the downward repricing of our ARM loans.  The lower interest rates are attributable to the negative impact of the U.S. government programs that impede our ability to grow one-to-four family mortgage loans profitably.  Net premium and deferred loan origination cost amortization on one-to-four family mortgage loans increased $724,000 to $6.2 million for the three months ended June 30, 2012, from $5.5 million for the three months ended June 30, 2011.  The average balance of one-to-four family mortgage loans decreased $48.5 million to $10.63 billion for the three months ended June 30, 2012.

Interest income on multi-family and commercial real estate mortgage loans decreased $4.6 million to $36.5 million for the three months ended June 30, 2012, from $41.1 million for the three months ended June 30, 2011, due to a decrease in the average yield to 5.65% for the three months ended June 30, 2012, from 6.12% for the three months ended June 30, 2011, coupled with a decrease of $102.8 million in the average balance of such loans.  The decrease in the average yield was due, in part, to new originations at interest rates below the weighted average rates of the portfolios, partially offset by an increase in prepayment penalties.  Prepayment penalties increased $775,000 to $2.2 million for the three months ended June 30, 2012, from $1.4 million for the three months ended June 30, 2011.  The decrease in the average balance of multi-family and commercial real estate loans is attributable to repayments and the sale of certain delinquent and non-performing loans over the past year which outpaced originations of such loans.

Interest income on mortgage-backed and other securities decreased $4.3 million to $17.0 million for the three months ended June 30, 2012, from $21.3 million for the three months ended June 30, 2011, due to a decrease in the average yield to 2.82% for the three months ended June 30, 2012, from 3.49% for the three months ended June 30, 2011.  The decrease in the average yield on mortgage-backed and other securities was primarily due to repayments on higher yielding securities and purchases of new securities with lower coupons than the weighted average coupon for the portfolio and an increase in net premium amortization.  Net premium amortization increased $2.1 million to $3.5 million for the three months ended June 30, 2012, from $1.4 million for the three months ended June 30, 2011.  The average balance of mortgage-backed and other securities decreased $38.1 million to $2.41 billion for the three months ended June 30, 2012.

Interest income decreased $54.4 million to $310.6 million for the six months ended June 30, 2012, from $365.0 million for the six months ended June 30, 2011, due to a decrease in the average yield on interest-earning assets to 3.86% for the six months ended June 30, 2012, from 4.39% for the six months ended June 30, 2011, coupled with a decrease of $556.7 million in the average balance of interest-earning assets to $16.08 billion for the six months ended June 30, 2012, from $16.64 billion for the six months ended June 30, 2011.

Interest income on one-to-four family mortgage loans decreased $31.8 million to $194.7 million for the six months ended June 30, 2012, from $226.5 million for the six months ended June 30, 2011, primarily due to a decrease in the average yield to 3.66% for the six months ended June 30, 2012, from 4.21% for the six months ended June 30, 2011, coupled with a decrease of $113.6 million in the average balance of such loans reflecting the continued elevated levels of repayments on such loans which have outpaced our originations over the past year.  Net premium amortization on one-to-four family mortgage loans totaled $12.5 million for the six months ended June 30, 2012, essentially unchanged compared to the first half of 2011.

Interest income on multi-family and commercial real estate loans decreased $12.6 million to $73.0 million for the six months ended June 30, 2012, from $85.6 million for the six months ended June 30, 2011, due to a decrease of $293.0 million in the average balance of such loans, coupled with a decrease in the average yield to 5.86% for the six months ended June 30, 2012, from 6.15% for the six months ended June 30, 2011.  Prepayment penalties increased $1.6 million to $4.7 million for the six months ended June 30, 2012, from $3.1 million for the six months ended June 30, 2011.

Interest income on mortgage-backed and other securities decreased $8.8 million to $35.0 million for the six months ended June 30, 2012, from $43.8 million for the six months ended June 30, 2011.  This decrease was due to a decrease in the average yield to 2.88% for the six months ended June 30, 2012, from 3.51% for the six months ended June 30, 2011, coupled with a decrease of $63.6 million in the average balance of the portfolio reflecting securities repayments and sales over the past year in excess of purchases.

Except as otherwise noted, the principal reasons for the changes in the average yields and average balances of the various assets noted above for the six months ended June 30, 2012 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2012.

Interest Expense

Interest expense decreased $16.7 million to $66.1 million for the three months ended June 30, 2012, from $82.8 million for the three months ended June 30, 2011, due to a decrease in the average cost of interest-bearing liabilities to 1.71% for the three months ended June 30, 2012, from 2.10% for the three months ended June 30, 2011, coupled with a decrease of $325.2 million in the average balance of interest-bearing liabilities to $15.47 billion for the three months ended June 30, 2012, from $15.80 billion for the three months ended June 30, 2011.  The decrease in the average cost of interest-bearing liabilities was primarily due to decreases in the average costs of borrowings and certificates of deposit.  The decrease in the average balance of interest-bearing liabilities was due to a decrease in the average balance of certificates of deposit, partially offset by increases in the average balances of all other interest-bearing liabilities, particularly money market accounts.

Interest expense on total deposits decreased $8.7 million to $26.9 million for the three months ended June 30, 2012, from $35.6 million for the three months ended June 30, 2011, due to a decrease of $443.7 million in the average balance of total deposits to $10.93 billion for the three months ended June 30, 2012, from $11.37 billion for the three months ended June 30, 2011, coupled with a decrease in the average cost to 0.99% for the three months ended June 30, 2012, from 1.25% for the three months ended June 30, 2011.  The decrease in the average balance of total deposits was due to a decrease in the average balance of certificates of deposit, offset by increases in the average balances of money market, NOW and demand deposit and savings accounts.  The decrease in the average cost of total deposits was primarily due to decreases in the average costs of our certificates of deposit and savings accounts.

Interest expense on certificates of deposit decreased $9.2 million to $22.9 million for the three months ended June 30, 2012, from $32.1 million for the three months ended June 30, 2011, due to a decrease of $1.45 billion in the average balance, coupled with a decrease in the average cost to 1.86% for the three months ended June 30, 2012, from 2.02% for the three months ended June

30, 2011.  The decrease in the average balance of certificates of deposit was primarily the result of our reduced focus on certificates of deposit.  Since 2009, we continued to allow high cost certificates of deposit to run off as total assets declined.  During 2012, we have used the growth in our low cost savings, money market and NOW and deposit accounts, as well as low cost borrowings, to offset the decline in high cost certificates of deposit.  The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates.  During the three months ended June 30, 2012, $1.27 billion of certificates of deposit, with a weighted average rate of 1.58% and a weighted average maturity at inception of twenty-two months, matured and $621.3 million of certificates of deposit were issued or repriced, with a weighted average rate of 0.42% and a weighted average maturity at inception of nineteen months.

Interest expense on money market accounts increased $1.7 million to $2.2 million for the three months ended June 30, 2012, from $450,000 for the three months ended June 30, 2011.  This increase was primarily due to an increase of $842.4 million in the average balance of money market accounts to $1.24 billion for the three months ended June 30, 2012, from $395.5 million for the three months ended June 30, 2011.  The average cost of money market accounts increased to 0.70% for the three months ended June 30, 2012, from 0.46% for the three months ended June 30, 2011.  The increase in the average balance and average cost reflects the introduction of our premium money market product during the 2011 third quarter.  Interest expense on savings accounts decreased $1.2 million to $1.6 million for the three months ended June 30, 2012, from $2.8 million for the three months ended June 30, 2011, primarily due to a decrease in the average cost to 0.23% for the three months ended June 30, 2012, compared to 0.40% for the three months ended June 30, 2011.

Interest expense on borrowings decreased $8.0 million to $39.2 million for the three months ended June 30, 2012, from $47.2 million for the three months ended June 30, 2011, due to a decrease in the average cost to 3.45% for the three months ended June 30, 2012, from 4.26% for the three months ended June 30, 2011, partially offset by an increase of $118.5 million in the average balance.  The decrease in the average cost of borrowings was the result of the repayment of borrowings that matured during the 2011 fourth quarter and the first half of 2012 which had a higher weighted average rate than the weighted average rate of the portfolio, coupled with our increased utilization of low cost FHLB-NY advances during 2012.  The increase in the average balance of borrowings was primarily the result of using low cost borrowings to help offset the decline in high cost certificates of deposit during 2012 and the issuance of the 5.00% Senior Notes in June 2012.

Interest expense decreased $32.1 million to $135.7 million for the six months ended June 30, 2012, from $167.8 million for the six months ended June 30, 2011, due to both a decrease in the average cost and average balance of interest-bearing liabilities.  The average cost of interest-bearing liabilities decreased to 1.76% for the six months ended June 30, 2012, from 2.09% for the six months ended June 30, 2011.  The average balance of interest-bearing liabilities decreased $640.2 million to $15.41 billion for the six months ended June 30, 2012, from $16.05 billion for the six months ended June 30, 2011.  The decrease in the average balance of interest-bearing liabilities was primarily due to decreases in the average balances of certificates of deposit and borrowings, partially offset by an increase in the average balance of money market accounts.

Interest expense on total deposits decreased $16.3 million to $56.4 million for the six months ended June 30, 2012, from $72.7 million for the six months ended June 30, 2011.  This decrease was due to a decrease of $406.9 million in the average balance of total deposits to $11.02 billion for the six months ended June 30, 2012, from $11.43 billion for the six months ended June 30, 2011, coupled with a decrease in the average cost to 1.02% for the six months ended June 30, 2012, from 1.27% for the six months ended June 30, 2011.

Interest expense on certificates of deposit decreased $17.3 million to $48.4 million for the six months ended June 30, 2012, from $65.7 million for the six months ended June 30, 2011, due to a decrease of $1.37 billion in the average balance, coupled with a decrease in the average cost to 1.89% for the six months ended June 30, 2012, from 2.02% for the six months ended June 30, 2011.  During the six months ended June 30, 2012, $1.95 billion of certificates of deposit matured, with a weighted average rate of 1.44% and a weighted average maturity at inception of twenty months, and $991.2 million of certificates of deposit were issued or repriced, with a weighted average rate of 0.35% and a weighted average maturity at inception of seventeen months.

Interest expense on money market accounts increased $3.1 million to $4.0 million for the six months ended June 30, 2012, from $879,000 for the six months ended June 30, 2011.  This increase was primarily due to an increase of $795.1 million in the average balance of money market accounts.  The average cost of money market accounts increased to 0.68% for the six months ended June 30, 2012, from 0.45% for the six months ended June 30, 2011.  Interest expense on savings accounts decreased $2.1 million to $3.4 million for the six months ended June 30, 2012, from $5.5 million for the six months ended June 30, 2011, primarily due to a decrease in the average cost to 0.24% for the six months ended June 30, 2012, compared to 0.40% for the six months ended June 30, 2011.

Interest expense on borrowings decreased $15.7 million to $79.4 million for the six months ended June 30, 2012, from $95.1 million for the six months ended June 30, 2011.  This decrease was due to a decrease in the average cost to 3.62% for the six months ended June 30, 2012, from 4.11% for the six months ended June 30, 2011, coupled with a decrease of $233.3 million in the average balance.  The decrease in the average balance of borrowings for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was primarily due to cash flows from mortgage loan and securities repayments exceeding mortgage loan originations and purchases, securities purchases and deposit outflows which enabled us to repay a portion of our matured borrowings during 2011, partially offset by our use of low cost borrowings during 2012 to help offset the decline in high cost certificates of deposit.

Except as otherwise noted, the principal reasons for the changes in the average costs and average balances of the various liabilities noted above for the six months ended June 30, 2012 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2012.

Provision for Loan Losses

We review our allowance for loan losses on a quarterly basis.  Material factors considered during our quarterly review are our loss experience, the composition and direction of loan delinquencies, the size and composition of our loan portfolio and the impact of current economic conditions.  We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  We are impacted by both national and regional economic factors. With one-to-four family mortgage loans from various regions of the country held in our portfolio, the condition of the national economy impacts our earnings.  During 2011 and continuing into 2012, the U.S. economy has shown signs of a very slow and tenuous recovery from the recession experienced since 2008.  The national unemployment rate, while still at a high level, has reflected some declines from its peak of 10.0% for October 2009.  The national unemployment rate ranged from 8.5% to 8.1% during the first half of 2012, somewhat improved from the 2011 first half range from 9.4% to 8.9%.  Softness in the housing and real estate markets persists, although the extent of such softness varies from region to region.  With respect to our multi-family mortgage loan origination activities, primarily focused in New York, we have observed favorable market conditions during the first half of 2012.

The provision for loan losses totaled $10.0 million for the three months ended June 30, 2012 and June 30, 2011.  For the six months ended June 30, 2012, the provision for loan losses totaled $20.0 million, compared to $17.0 million for the six months ended June 30, 2011.  The allowance for loan losses totaled $148.1 million at June 30, 2012, compared to $149.9 million at March 31, 2012 and $157.2 million at December 31, 2011.  The allowance for loan losses reflects the composition and size of our loan portfolio, the levels and composition of our loan delinquencies and non-performing loans, our loss history and our evaluation of the housing and real estate markets and overall economy, including the unemployment rate.  The decrease in the allowance for loan losses reflects the general stabilizing trend in overall asset quality we have experienced since 2010 as total delinquencies have continued a downward trend.  Total delinquencies declined to $507.3 million at June 30, 2012, a decrease of $11.6 million compared to $518.9 million at March 31, 2012 and a decrease of $41.1 million compared to $548.4 million at December 31, 2011.  The decrease in total delinquencies since December 31, 2011 primarily reflects a decrease in early stage loan delinquencies (loans 30-89 days past due), partially offset by an increase in non-performing loans.  Non-performing loans, which are comprised primarily of mortgage loans, totaled $343.3 million, or 2.50% of total loans, at June 30, 2012, a decrease of $12.3 million compared to $355.6 million, or 2.66% of total loans, at March 31, 2012 and an increase of $10.4 million compared to $332.9 million, or 2.51% of total loans, at December 31, 2011.  The increase in non-performing loans at June 30, 2012 compared to December 31, 2011 was primarily due to an increase of $32.7 million in non-performing multi-family and commercial real estate mortgage loans, resulting for the most part from loans which were modified in a troubled debt restructuring during 2012, partially offset by a decrease of $23.1 million in non-performing one-to-four family mortgage loans.  Net loan charge-offs totaled $11.8 million, or thirty-five basis points of average loans outstanding, annualized, for the three months ended June 30, 2012 and $29.1 million, or forty-three basis points of average loans outstanding, annualized, for the six months ended June 30, 2012.  This compares to $16.8 million, or forty-nine basis points of average loans outstanding, annualized, for the three months ended June 30, 2011 and $35.8 million, or fifty-two basis points of average loans outstanding, annualized, for the six months ended June 30, 2011.  The allowance for loan losses as a percentage of total loans was 1.08% at June 30, 2012, compared to 1.12% at March 31, 2012 and 1.18% at December 31, 2011.  The allowance for loan losses as a percentage of non-performing loans was 43.14% at June 30, 2012, compared to 42.16% at March 31, 2012 and 47.22% at December 31, 2011.  The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages we apply to our non-performing loans are higher than the allowance coverage percentages applied to our performing loans.  In determining our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral.

When analyzing our asset quality trends and coverage ratios, consideration is given to the accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio.  Included in our non-performing loans are one-to-four family mortgage loans which are 180 days or more past due.  We update our estimates of collateral values on one-to-four family mortgage loans at 180 days past due and annually thereafter.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its estimated fair value less estimated selling costs.  Therefore, certain losses inherent in our non-performing one-to-four family mortgage loans are being recognized through a charge-off at 180 days of delinquency and annually thereafter.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  Therefore, when reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs is considered.  At June 30, 2012, non-performing loans included one-to-four family mortgage loans which were 180 days or more past due totaling $256.5 million, net of $83.8 million in charge-offs related to such loans, which had a related allowance for loan losses totaling $12.2 million.

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio.  We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time.  Our 2012 second quarter analysis of loss severity on one-to-four family mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO) to the loan’s original principal balance, during the twelve months ended March 31, 2012 indicated an average loss severity of approximately 31%, unchanged from our 2012 first quarter analysis, compared to approximately 30% in our 2011 fourth quarter analysis.  Our analysis in the 2012 second quarter primarily reviewed one-to-four family REO sales which occurred during the twelve months ended March 31, 2012 and included both full documentation and reduced documentation loans in a variety of states with varying years of origination.  Our 2012 second quarter analysis of charge-offs on multi-family and commercial real estate loans, primarily related to loan sales, during the twelve months ended March 31, 2012 indicated an average loss severity of approximately 31%, unchanged from our 2012 first quarter analysis, compared to approximately 28% in our 2011 fourth quarter analysis.  We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses.  However, the uniqueness of each multi-family and commercial real estate loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses.  We believe that using the loss experience of the past year (twelve months prior to the quarterly analysis) is reflective of the current economic and real estate environment.  The ratio of the allowance for loan losses to non-performing loans was approximately 43% at June 30, 2012, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses.

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

During the 2012 first quarter, total delinquencies decreased primarily due to a decrease in early stage loan delinquencies, partially offset by an increase in non-performing loans.  Net loan charge-offs decreased for the 2012 first quarter to $17.3 million compared to $31.2 million for the 2011 fourth quarter, primarily due to charge-offs in the 2011 fourth quarter related to certain delinquent and non-performing loans transferred to held-for-sale and certain impaired multi-family and commercial real estate mortgage loans.  The national unemployment rate decreased to 8.2% for March 2012 and there were job gains for the quarter totaling 635,000 at the time of our analysis.  We continued to update our charge-off and loss analysis during the 2012 first quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased compared to December 31, 2011 to $149.9 million at March 31, 2012 and the provision for loan losses totaled $10.0 million for the 2012 first quarter.  During the 2012 second quarter, total delinquencies decreased primarily due to a decrease in non-performing one-to-four family mortgage loans.  The national unemployment rate remained at 8.2% for June 2012 compared to March 2012 and job gains decreased for the 2012 second quarter compared to the 2012 first quarter and totaled 225,000 at the time of our analysis.  Net loan charge-offs decreased for the 2012 second quarter compared to the 2012 first quarter.  We continued to update our charge-off and loss analysis during the 2012 second quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased slightly compared to March 31, 2012 to $148.1 million at June 30, 2012.  The provision for loan losses totaled $10.0 million for the three months ended June 30, 2012 and $20.0 million for the six months ended June 30, 2012.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, the levels and composition of our loan delinquencies and non-

performing loans, our loss history and the current economic environment.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at June 30, 2012 and December 31, 2011.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality” and Note 4 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

Non-Interest Income

Non-interest income decreased $1.5 million to $15.5 million for the three months ended June 30, 2012, from $17.0 million for the three months ended June 30, 2011, primarily due to lower customer service fees, partially offset by an increase in mortgage banking income, net.  For the six months ended June 30, 2012, non-interest income decreased slightly to $35.0 million from $35.1 million for the six months ended June 30, 2011, due to a decrease in customer service fees which was substantially offset by gain on sales of securities in 2012 and an increase in other non-interest income for the first half of 2012 compared to the first half of 2011.

Customer service fees decreased $2.6 million to $9.5 million for the three months ended June 30, 2012, from $12.1 million for the three months ended June 30, 2011, and decreased $3.8 million to $20.0 million for the six months ended June 30, 2012, from $23.8 million for the six months ended June 30, 2011.  These decreases were primarily due to decreases in ATM fees, commissions on sales of annuities and overdraft fees related to transaction accounts.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, increased $1.4 million to $1.8 million for the three months ended June 30, 2012, from $370,000 for the three months ended June 30, 2011.  This increase was primarily due to an increase in net gain on sales of loans.

During the six months ended June 30, 2012, we sold mortgage-backed securities from the available-for-sale portfolio with an amortized cost of $51.8 million resulting in gross realized gains totaling $2.5 million.  There were no sales of securities during 2011.  Other non-interest income increased $1.5 million to $3.4 million for the six months ended June 30, 2012, from $ 1.9 million for the six months ended June 30, 2011, primarily due to an increase in net gain on sales of non-performing loans held-for-sale and a decrease in lower of cost or market write-downs recorded on such loans.

Non-Interest Expense

Non-interest expense decreased $3.9 million to $72.1 million for the three months ended June 30, 2012, from $76.0 million for the three months ended June 30, 2011, primarily due to a decrease in compensation and benefits expense.  For the six months ended June 30, 2012, non-interest expense increased $8.7 million to $154.3 million, from $145.6 million for the six months ended June 30, 2011, primarily due to an increase in FDIC insurance premium expense.  Our percentage of general and administrative expense to average assets, annualized, decreased to 1.68% for the three months ended June 30, 2012, from 1.74% for the three months ended June 30, 2011, due to the decrease in general and administrative expense, partially offset by a decrease in average assets.  For the six months ended June 30, 2012, our percentage of general and administrative expense to average assets, annualized, increased to 1.80%, from 1.64% for the six months ended June 30, 2011, due to the increase in general and administrative expense, coupled with a decrease in average assets.

Over the past two years, we have incurred higher overall non-interest expense related to regulatory compliance and investment in our growing business lines, particularly multi-family and commercial real estate mortgage lending and, more recently, our business banking initiatives.  In an effort to offset such increases in our non-interest expense we completed a corporate wide review of all components of compensation and staffing levels for the purpose of identifying areas where we could potentially recognize cost savings and efficiencies.  We instituted a salary freeze for executive and senior officers and eliminated stock-based compensation awards for 2012.  We reviewed our staffing levels and retirement benefit plans and identified additional savings.  The additional savings identified included the elimination of 142 positions.  In addition, our Board of Directors approved amendments to our defined benefit pension plans which, among other things, suspended the accrual of additional pension benefits effective April 30, 2012 which resulted in a decline in our benefit obligations and an increase in the funded status and result in a reduction of net periodic pension cost beginning in the 2012 second quarter.  The savings resulting from these actions will enable us to control or limit the overall increase in our non-interest expense beginning in the 2012 second quarter.

Compensation and benefits expense for the six months ended June 30, 2012 include $3.4 million in one-time net charges associated with the cost control initiatives implemented in the 2012 first quarter.  These net charges were substantially offset by cost savings realized in the 2012 second quarter, resulting in only a slight increase in compensation and benefits expense for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.  Compensation and benefits expense decreased $5.1 million to $32.1 million for the three months ended June 30, 2012, from $37.2 million for the three months ended June 30, 2011.  This decrease primarily reflects the reduction in net periodic pension cost resulting from the aforementioned plan amendments, coupled with declines in ESOP related expenses and stock-based compensation.  Salaries and other benefit related costs also decreased somewhat for the 2012 second quarter compared to the 2011 second quarter as a result of the cost control initiatives implemented in the 2012 first quarter, partially offset by the personnel costs associated with our growing business lines.

FDIC insurance premium expense increased $6.4 million to $23.1 million for the six months ended June 30, 2012, from $16.7 million for the six months ended June 30, 2011.  On February 7, 2011, the FDIC adopted a final rule that redefined the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, as required by the Reform Act, rather than on deposit bases, and revised the risk-based assessment system for all large insured depository institutions effective April 1, 2011 which resulted in significantly higher FDIC insurance premium expense.  For further discussion of the changes in FDIC insurance premiums, see Part I, Item 1, “Business — Regulation and Supervision,” and Item 1A, “Risk Factors,” of our 2011 Annual Report on Form 10-K.

Income Tax Expense

For the three months ended June 30, 2012, income tax expense totaled $7.2 million, representing an effective tax rate of 35.9%, compared to $10.0 million for the three months ended June 30, 2011, representing an effective tax rate of 37.2%.  For the six months ended June 30, 2012, income tax expense totaled $12.8 million, representing an effective tax rate of 35.9%, compared to $25.5 million for the six months ended June 30, 2011, representing an effective tax rate of 36.6%.

Asset Quality

One of our key operating objectives has been and continues to be to maintain a high level of asset quality.  We continue to employ sound underwriting standards for loan originations.  Through a variety of strategies, including, but not limited to, collection efforts and the marketing of delinquent and non-performing loans and foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped to maintain the strength of our financial condition.

The composition of our loan portfolio by property type has remained relatively consistent over the last several years.  At June 30, 2012, our loan portfolio was comprised of 77% one-to-four family mortgage loans, 16% multi-family mortgage loans, 5% commercial real estate loans and 2% other loan categories.  This compares to 80% one-to-four family mortgage loans, 13% multi-family mortgage loans, 5% commercial real estate loans and 2% other loan categories at December 31, 2011.  Full documentation loans comprised 86% of our one-to-four family mortgage loan portfolio at June 30, 2012, compared to 85% at December 31, 2011, and comprised 89% of our total mortgage loan portfolio at June 30, 2012, compared to 88% at December 31, 2011.

The following table provides further details on the composition of our one-to-four family mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At June 30, 2012		At December 31, 2011
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
One-to-four family:
Full documentation interest-only (1)	$ 2,271,860	21.57%	$ 2,695,940	25.53%
Full documentation amortizing	6,772,815	64.31	6,308,047	59.73
Reduced documentation interest-only (1)(2)	1,075,102	10.21	1,145,340	10.84
Reduced documentation amortizing (2)	412,323	3.91	412,212	3.90
Total one-to-four family	$ 10,532,100	100.00%	$ 10,561,539	100.00%

(1)    Interest-only loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  Includes interest-only hybrid ARM loans originated prior to 2007 which were underwritten at the initial note rate, which may have been a discounted rate, totaling $2.33 billion at June 30, 2012 and $2.50 billion at December 31, 2011.

(2)    Includes SISA (stated income, stated asset) loans totaling $232.4 million at June 30, 2012 and $240.7 million at December 31, 2011.

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

Although FICO scores are considered as part of our underwriting process, they have not always been recorded on our mortgage loan system and are not available for all of the one-to-four family mortgage loans on our mortgage loan system.  However, substantially all of our one-to-four family mortgage loans originated since March 2005 have FICO scores as of the loan origination date (original FICO scores) available on our mortgage loan system.  At June 30, 2012, one-to-four family mortgage loans which had original FICO scores available on our mortgage loan system totaled $9.36 billion, or 89% of our total mortgage loan portfolio, of which $417.2 million, or 4%, had original FICO scores of 660 or below.  At December 31, 2011, one-to-four family mortgage loans which had original FICO scores available on our mortgage loan system totaled $9.30 billion, or 88% of our total one-to-four family mortgage loan portfolio, of which $433.6 million, or 5%, had original FICO scores of 660 or below.  Of our one-to-four family mortgage loans to borrowers with known original FICO scores of 660 or below, 71% are interest-only loans and 29% are amortizing loans at June 30, 2012 and December 31, 2011.  In addition, 66% of our loans to borrowers with known original FICO scores of 660 or below were full documentation loans and 34% were reduced documentation loans at June 30, 2012 and 67% of our loans to borrowers with known original FICO scores of 660 or below were full documentation loans and 33% were reduced documentation loans at December 31, 2011. We believe the aforementioned loans, when originated, were amply collateralized and otherwise conformed to our prime lending standards and do not present a greater risk of loss or other asset quality risk relative to comparable loans in our portfolio to other borrowers with higher credit scores.

We have enhanced the FICO score data on our mortgage loan system to record, when available, current FICO scores on our borrowers.  At June 30, 2012, one-to-four family mortgage loans which had current FICO scores available on our mortgage loan system totaled $10.15 billion, or 96% of our total one-to-four family mortgage loan portfolio, of which $876.9 million, or 9%, had current FICO scores of 660 or below. At December 31, 2011, one-to-four family mortgage loans which had current FICO scores available on our mortgage loan system totaled $9.47 billion, or 90% of our total one-to-four family mortgage loan portfolio, of which $918.1 million, or 10%, had current FICO scores of 660 or below.  Of our one-to-four family mortgage loans to borrowers with known current FICO scores of 660 or below, 63% are interest-only loans and 37% are amortizing loans at June 30, 2012 and December 31, 2011.  In addition, 62% of our loans to borrowers with known current FICO scores of 660 or below were full documentation loans and 38% were reduced documentation loans at June 30, 2012 and December 31, 2011.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At June 30, 2012	At December 31, 2011
Non-accrual delinquent mortgage loans	$ 335,991	$ 326,627
Non-accrual delinquent consumer and other loans	6,905	6,068
Mortgage loans delinquent 90 days or more and still accruing interest (1)	435	162
Total non-performing loans (2)	343,331	332,857
REO, net (3)	31,803	48,059
Total non-performing assets	$ 375,134	$ 380,916
Non-performing loans to total loans	2.50%	2.51%
Non-performing loans to total assets	1.95	1.96
Non-performing assets to total assets	2.13	2.24
Allowance for loan losses to non-performing loans	43.14	47.22
Allowance for loan losses to total loans	1.08	1.18

(1)    Consists primarily of loans delinquent 90 days or more as to their maturity date but not their interest due.

(2)    Excludes loans which have been modified in a troubled debt restructuring and are accruing and performing in accordance with the restructured terms for a satisfactory period of time, generally six months.  Restructured accruing loans totaled $77.8 million at June 30, 2012 and $73.7 million at December 31, 2011.  Loans modified in a troubled debt restructuring included in non-performing loans totaled $45.0 million at June 30, 2012 and $18.8 million at December 31, 2011.

(3)    REO, all of which are one-to-four family properties, is net of allowance for losses totaling $1.5 million at June 30, 2012 and $2.5 million at December 31, 2011.

Total non-performing assets decreased $5.8 million to $375.1 million at June 30, 2012, from $380.9 million at December 31, 2011, due to a decrease of $16.2 million in REO, net, partially offset by an increase in non-performing loans.  Non-performing loans, the most significant component of non-performing assets, increased $10.4 million to $343.3 million at June 30, 2012, from $332.9 million at December 31, 2011, primarily due to an increase of $32.7 million in non-performing multi-family and commercial real estate mortgage loans, partially offset by a decrease of $23.1 million in one-to-four family mortgage loans.  The increase in non-performing multi-family and commercial real estate loans at June 30, 2012, compared to December 31, 2011, is primarily the result of loans which were modified in a troubled debt restructuring during 2012 which are placed on non-accrual status until the borrowers demonstrate a period of performance according to the restructured terms, generally for a period of six months.  Non-performing one-to-four family mortgage loans continue to reflect a greater concentration of reduced documentation loans.  Reduced documentation loans represent only 14% of the one-to-four family mortgage loan portfolio, yet represent 52% of non-performing one-to-four family mortgage loans at June 30, 2012.  The ratio of non-performing loans to total loans was 2.50% at June 30, 2012 and 2.51% at December 31, 2011.  The ratio of non-performing assets to total assets decreased to 2.13% at June 30, 2012, from 2.24% at December 31, 2011, primarily due to the increase in total assets at June 30, 2012 compared to December 31, 2011.

We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  Included in loans held-for-sale, net, are delinquent and non-performing mortgage loans, totaling $2.5 million at June 30, 2012, primarily multi-family loans and $19.7 million at December 31, 2011, primarily multi-family and commercial real estate loans.  Such loans are excluded from non-performing loans, non-performing assets and related ratios.  The decrease in non-performing loans held-for-sale is primarily due to sales of $18.5 million of such loans, primarily multi-family and commercial real estate loans, partially offset by the reclassification of certain delinquent and non-performing loans to held-for-sale, primarily multi-family loans, during the six months ended June 30, 2012.  The reclassification of such loans during the six months ended June 30, 2012 did not have a material impact on our non-performing loans and non-performing assets or related ratios as of June 30, 2012.

The following table provides further details on the composition of our non-performing one-to-four family mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At June 30, 2012		At December 31, 2011
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-performing one-to-four family:
Full documentation interest-only	$ 98,926	33.56%	$ 107,503	33.82%
Full documentation amortizing	41,247	13.99	43,937	13.82
Reduced documentation interest-only	120,481	40.88	131,301	41.31
Reduced documentation amortizing	34,115	11.57	35,126	11.05
Total non-performing one-to-four family	$ 294,769	100.00%	$ 317,867	100.00%

The following table provides details on the geographic composition of both our total and non-performing one-to-four family mortgage loans at June 30, 2012.

	One-to-Four Family Mortgage Loans
	At June 30, 2012
(Dollars in Millions)	Total Loans	Percent of Total Loans	Total Non-Performing Loans	Percent of Total Non-Performing Loans	Non-Performing Loans as Percent of State Totals
State:
New York	$ 3,011.7	28.6%	$ 42.4	14.4%	1.41%
Illinois	1,178.9	11.1	43.6	14.8	3.70
Connecticut	1,143.9	10.9	28.3	9.6	2.47
Massachusetts	843.1	8.0	8.8	3.0	1.04
New Jersey	753.0	7.1	56.5	19.2	7.50
California	632.1	6.0	29.7	10.1	4.70
Virginia	627.3	6.0	11.3	3.8	1.80
Maryland	606.7	5.8	35.3	12.0	5.82
Washington	298.8	2.8	2.5	0.8	0.84
Texas	272.5	2.6	—	—	—
All other states (1) (2)	1,164.1	11.1	36.4	12.3	3.13
Total	$ 10,532.1	100.0%	$294.8	100.0%	2.80%

(1)             Includes 25 states and Washington, D.C.

(2)             Includes Florida with $183.7 million total loans, of which $20.7 million are non-performing loans.

At June 30, 2012, the geographic composition of our multi-family and commercial real estate mortgage loan portfolio was 96% in the New York metropolitan area, which includes New York, New Jersey and Connecticut, 2% in Florida and 2% in various other states and the geographic composition of non-performing multi-family and commercial real estate mortgage loans was 77% in the New York metropolitan area and 23% in Florida.

We discontinue accruing interest on loans when they become 90 days delinquent as to their payment due date.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.  If all non-accrual loans at June 30, 2012 and 2011 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $9.4 million for the six months ended June 30, 2012 and $10.9 million for the six months ended June 30, 2011.  This compares to actual payments recorded as interest income, with respect to such loans, of $1.8 million for the six months ended June 30, 2012 and $2.9 million for the six months ended June 30, 2011.

We may agree to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.  Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms generally for a period of six months.  Loans modified in a troubled debt restructuring which are included in non-accrual loans increased $26.2 million to $45.0 million at June 30, 2012 from $18.8 million at December 31, 2011, primarily due to multi-family and commercial real estate mortgage loans modified in a troubled debt restructuring during 2012.  Excluded from non-performing assets are loans modified in a troubled debt restructuring that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to accrual status.  Restructured accruing loans totaled $77.8 million at June 30, 2012 and $73.7 million at December 31, 2011.

In addition to non-performing loans, we had $180.8 million of potential problem loans at June 30, 2012, compared to $195.8 million at December 31, 2011.  Such loans include loans which are 60-89 days delinquent as shown in the following table and certain other internally adversely classified loans.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
At June 30, 2012:
Mortgage loans:
One-to-four family	303	$ 98,192	85	$ 25,066	993	$ 294,769
Multi-family	52	21,562	11	5,458	24	35,956
Commercial real estate	12	8,028	2	2,236	4	5,701
Consumer and other loans	60	2,316	24	1,063	64	6,905
Total delinquent loans	427	$ 130,098	122	$ 33,823	1,085	$ 343,331
Delinquent loans to total loans		0.95%		0.25%		2.50%

At December 31, 2011:
Mortgage loans:
One-to-four family	357	$ 128,562	111	$ 31,253	1,027	$ 317,867
Multi-family	42	29,109	12	14,915	11	8,022
Commercial real estate	3	4,882	2	1,060	1	900
Consumer and other loans	94	4,187	33	1,587	54	6,068
Total delinquent loans	496	$ 166,740	158	$ 48,815	1,093	$ 332,857
Delinquent loans to total loans		1.26%		0.37%		2.51%

Allowance for Loan Losses

The following table summarizes activity in the allowance for loan losses.

For the Six Months Ended
(In Thousands)	June 30, 2012
Balance at January 1, 2012	$ 157,185
Provision charged to operations	20,000
Charge-offs:
One-to-four family	(29,403)
Multi-family	(1,906)
Commercial real estate	(339)
Consumer and other loans	(1,476)
Total charge-offs	(33,124)
Recoveries:
One-to-four family	3,629
Multi-family	77
Commercial real estate	1
Consumer and other loans	334
Total recoveries	4,041
Net charge-offs (1)	(29,083)
Balance at June 30, 2012	$ 148,102

(1)    Includes net charge-offs of $12.5 million related to one-to-four family reduced documentation mortgage loans and $527,000 related to certain delinquent and non-performing loans transferred to held-for-sale.

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2012 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The Gap Table includes $1.95 billion of callable borrowings classified according to their maturity dates, primarily in the more than three years to five years category, which are callable within one year and at various times thereafter.  In addition, the Gap Table includes callable securities with an amortized cost of $74.9 million classified according to their maturity dates, in the more than five years category, which are callable within one year and at various times thereafter.  The classification of callable borrowings and securities according to their maturity dates is based on our experience with, and expectations of, these types of instruments and the current interest rate environment.  As indicated in the Gap Table, our one-year cumulative gap at June 30, 2012 was positive 6.59% compared to positive 1.50% at December 31, 2011.  The change in our one-year cumulative gap is primarily due to a decrease in certificates of deposit projected to mature or reprice within one year at June 30, 2012, compared to December 31, 2011.

	At June 30, 2012
(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$ 5,137,289	$ 3,968,293	$ 3,458,891	$ 496,182	$ 13,060,655
Consumer and other loans (1)	254,076	8,142	7	32	262,257
Interest-earning cash accounts	352,791	—	—	—	352,791
Securities available-for-sale	152,762	82,983	14,772	98,100	348,617
Securities held-to-maturity	575,506	637,794	482,760	279,450	1,975,510
FHLB-NY stock	—	—	—	181,476	181,476
Total interest-earning assets	6,472,424	4,697,212	3,956,430	1,055,240	16,181,306
Net unamortized purchase premiums and deferred costs (2)	40,832	32,704	26,623	8,134	108,293
Net interest-earning assets (3)	6,513,256	4,729,916	3,983,053	1,063,374	16,289,599
Interest-bearing liabilities:
Savings	454,340	435,959	435,959	1,535,917	2,862,175
Money market	668,357	313,709	313,709	44,841	1,340,616
NOW and demand deposit	99,823	199,619	199,619	1,463,476	1,962,537
Certificates of deposit	2,460,663	1,301,501	786,687	—	4,548,851
Borrowings, net	1,671,400	624,016	2,349,023	528,866	5,173,305
Total interest-bearing liabilities	5,354,583	2,874,804	4,084,997	3,573,100	15,887,484
Interest sensitivity gap	1,158,673	1,855,112	(101,944)	(2,509,726)	$ 402,115
Cumulative interest sensitivity gap	$ 1,158,673	$ 3,013,785	$ 2,911,841	$ 402,115

Cumulative interest sensitivity gap as a percentage of total assets	6.59%	17.15%	16.57%	2.29%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	121.64%	136.62%	123.65%	102.53%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.
(2)	Net unamortized purchase premiums and deferred costs are prorated.
(3)	Includes securities available-for-sale at amortized cost.

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

We perform analyses of interest rate increases and decreases of up to 300 basis points although changes in interest rates of 200 basis points is a more common and reasonable scenario for analytical purposes.  Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning July 1, 2012 would increase by approximately 5.23% from the base projection. At December 31, 2011, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2012 would have increased by approximately 2.08% from the base projection.  The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%.  However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning July 1, 2012 would decrease by approximately 4.62% from the base projection.  At December 31, 2011, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2012 would have decreased by approximately 4.88% from the base projection.  The down 100 basis point scenarios include some limitations as well since certain indices, yields and costs are already below 1.00%.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, although our net interest income sensitivity analyses may provide an indication of our interest rate risk exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from bank owned life insurance and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning July 1, 2012 would increase by approximately $4.8 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning July 1, 2012 would decrease by approximately $2.1 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and net interest income sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2011 Annual Report on Form 10-K.

ITEM 4.                  Controls and Procedures

Monte N. Redman, our President and Chief Executive Officer, and Frank E. Fusco, our Senior Executive Vice President, Treasurer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2012.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

City of New York Notice of Determination

By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York has notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies relate to our operation of two subsidiaries of Astoria Federal, Fidata and AF Mortgage.  Fidata is a passive investment company which maintains offices in Connecticut.  AF Mortgage is an operating subsidiary through which Astoria Federal engages in lending activities outside the State of New York through our third party loan origination program.  We disagree with the assertion of the tax deficiencies and we filed Petitions for Hearings with the City of New York on December 6, 2010 and October 5, 2011 to oppose the Notices of Determination and to consolidate the hearings.  A hearing in this matter is scheduled to begin on October 31, 2012.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at June 30, 2012 with respect to this matter.

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

Automated Transactions LLC Litigation

On November 20, 2009, an action entitled Automated Transactions LLC v. Astoria Financial Corporation and Astoria Federal Savings and Loan Association was commenced in the Southern District Court against us by Automated Transactions LLC, alleging patent infringement involving integrated banking and transaction machines, including ATMs that we utilize.  We were served with the summons and complaint in such action on March 2, 2010.  The plaintiff also filed a similar suit on the same day against another financial institution and its holding company.  The plaintiff seeks unspecified monetary damages and an injunction preventing us from continuing to utilize the allegedly infringing machines.  We are vigorously defending this lawsuit, and filed an answer and counterclaims to the plaintiff’s complaint on March 23, 2010, to which the plaintiff filed a reply on April 12, 2010.

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

On July 18, 2012, we filed a motion for summary judgment for non-infringement based on a recent ruling by the U.S. Court of Appeals for the Federal District affirming the Delaware District Court’s decision to grant summary judgment in favor of a defendant in an action involving the same plaintiff making substantially similar allegations with respect to identical and substantially similar patents as those involved in the action against us.  We intend to continue to vigorously defend this lawsuit.

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

Lefkowitz Litigation

On February 27, 2012, a putative class action entitled Ellen Lefkowitz, individually and on behalf of all Persons similarly situated v. Astoria Federal Savings and Loan Association was commenced in the Queens County Supreme Court against us alleging that during the proposed class period, we improperly charged overdraft fees to customer accounts when accounts were not overdrawn, improperly reordered electronic debit transactions from the highest to the lowest dollar amount and processed debits before credits to deplete accounts and maximize overdraft fee income.  The complaint contains the further assertion that we did not adequately inform our customers that they had the option to “opt-out” of overdraft services.  We were served with the summons and complaint in such action on February 29, 2012 and were initially required to reply on or before April 30, 2012.  By Stipulation between the parties, our time to answer was extended to May 7, 2012, at which time we moved to dismiss the complaint.  On July 19, 2012, the Queens County Supreme Court issued an order dismissing the complaint in its entirety.

ITEM 1A.                     Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2011 Annual Report on Form 10-K and Part II, Item 1A. “Risk Factors,” in our March 31, 2012 Quarterly Report on Form 10-Q.  There were no material changes in risk factors relevant to our operations since March 31, 2012 except as discussed below.

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

The FRB recently issued two related notices of proposed rulemaking, or the Proposed Rules, that will subject all savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements. Consistent with the Reform Act and the Basel III capital standards announced by the Basel Committee on Banking Supervision in December 2010, the Proposed Rules also revise the quantity and quality of capital required by: (1) establishing a new minimum common equity tier 1 ratio of 4.5% of risk-weighted assets; (2) raising the minimum tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets; (3) maintaining the minimum total capital ratio of 8.0% of risk-weighted assets; and (4) maintaining a minimum tier 1 capital to adjusted average consolidated assets, known as the leverage ratio, of 4.0%.  These changes would be phased in incrementally beginning January 1, 2013 to provide time for banking organizations to meet the new capital standards, with full implementation to occur by January 1, 2015.  The required minimum common equity tier 1 capital would be 3.5% on January 1, 2013, 4.0% on January 1, 2014 and 4.5% on January 1, 2015, and the required minimum tier 1 capital ratio will be 4.5% on January 1, 2013, 5.5% on January 1, 2014 and 6.0% on January 1, 2015.

In addition, the Proposed Rules revise the definition of capital to improve the ability of regulatory capital instruments to absorb losses and revise the FRB rules for calculating risk-weighted assets to enhance risk sensitivity, which will exclude certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities, such as our Capital Securities, as a component of tier 1 capital.  Under the Proposed Rules, a depository institution holding company with assets of $15 billion or more would be allowed to include only 75% of non-qualifying capital instruments in regulatory capital as of January 1, 2013, 50% as of January 1, 2014 and 25% as of January 1, 2015.  As of January 1, 2016 and thereafter, no amount of non-qualifying capital instruments would be included in regulatory capital.

Furthermore, the Proposed Rules add a requirement for a minimum common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets, or the Conservation Buffer, to be applied to the common equity tier 1 capital ratio, the tier 1 capital ratio and the total capital ratio.  Failure to maintain the Conservation Buffer would result in restrictions on capital distributions and certain discretionary cash bonus payments to executive officers.  The required minimum Conservation Buffer would be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019.  If a banking organization’s Conservation Buffer is less than the required minimum and its net income for the four calendar quarters preceding the applicable calendar quarter, net of any capital distributions, certain discretionary bonus payments and associated tax effects not already reflected in net income, or Eligible Retained Income, is negative, it would be prohibited from making capital distributions or certain discretionary cash bonus payments to executive officers.  As a result, under the Proposed Rules, if adopted, should we fail to maintain the Conservation Buffer we would be subject to limits on, and in the event we have negative Eligible Retained Income for any four consecutive calendar quarters, we would be prohibited in, our ability to obtain capital distributions from Astoria Federal.  If we do not receive sufficient cash dividends from Astoria Federal, then we may not have sufficient funds to pay dividends, repurchase our common stock or service our debt obligations.

Moreover, the Proposed Rules revise existing and establish new risk weights for certain exposures, including, among other exposures, one-to-four family mortgage loans, commercial loans, which generally include commercial real estate loans, multi-family loans, past due loans and GSE exposures.  Under the Proposed Rules, one-to-four family mortgage loans guaranteed by the U.S. government or its agencies would maintain their current risk-based capital treatment (a risk weight of 0% for those unconditionally guaranteed and a risk weight of 20% for those that are conditionally guaranteed).  All other one-to-four family mortgage loans would be separated into “category 1 residential mortgage exposures,” which generally include traditional, first-lien, prudently underwritten mortgage loans, and “category 2 residential mortgage exposures,” which generally include junior-liens, mortgage loans 90 days or more past due or on non-accrual status and non-traditional mortgage products, including interest-only mortgage loans and reduced documentation mortgage loans.  The risk weights for category 1 residential mortgage exposures would range from 35% to 100% and risk weights for category 2 residential mortgage exposures would range from 100% to 200%, in each case depending on the loan-to-value ratio of the applicable exposure.  Under the Proposed Rules, multi-family and commercial loans would have a risk weight of 100%, except multi-family loans that satisfy certain criteria would have a risk weight of 50%.  Loans and other exposures, except for one-to-four family mortgage loans, that are 90 days or more past due would have a risk weight of 150%, and preferred stock issued by a GSE would have a risk weight of 100% and exposures to GSEs that are not equity exposures would have a risk weight of 20%.  Under the Proposed Rules, this risk weight framework would take effect on January 1, 2015, with an option for early adoption.

While we are continuing to review the impact of the Reform Act, Basel III and the related proposed rule-making, there can be no assurance that the Reform Act and the Proposed Rules, if adopted, will not have a material impact on our business, financial condition and results of operations.

ITEM 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2012, there were no repurchases of our common stock.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At June 30, 2012, a maximum of 8,107,300 shares may yet be purchased under this plan.  However, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

ITEM 3.                  Defaults Upon Senior Securities

Not applicable.

ITEM 4.                  Mine Safety Disclosures

Not applicable.

ITEM 5.                  Other Information

Not applicable.

ITEM 6.                  Exhibits

See Index of Exhibits on page 79.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

Dated:	August 7, 2012	By:	/s/	Monte N. Redman
Monte N. Redman
President and Chief Executive Officer

Dated:	August 7, 2012	By:	/s/	Frank E. Fusco
Frank E. Fusco
Senior Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Accounting Officer)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

4.1	Bylaws of Astoria Federal Savings and Loan Association, as amended effective June 20, 2012.

10.1	Employment Agreement by and between Astoria Financial Corporation and Josie Callari, entered into as of January 1, 2012.

10.2	Employment Agreement by and between Astoria Federal Savings and Loan Association and Josie Callari, entered into as of January 1, 2012.

10.3	Employment Agreement by and between Astoria Financial Corporation and Brian T. Edwards, entered into as of January 1, 2012.

10.4	Employment Agreement by and between Astoria Federal Savings and Loan Association and Brian T. Edwards, entered into as of January 1, 2012.

10.5	Employment Agreement by and between Astoria Financial Corporation and Gary M. Honstedt, entered into as of January 1, 2012.

10.6	Employment Agreement by and between Astoria Federal Savings and Loan Association and Gary M. Honstedt, entered into as of January 1, 2012.

31.1	Certifications of Chief Executive Officer.

31.2	Certifications of Chief Financial Officer.

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