Form 10-Q
period 2012-09-30
ASTORIA FINANCIAL CORP
filed 2012-11-07
CIK 910322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, October 26, 2012
$0.01 Par Value	98,419,939

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	(Unaudited)
(In Thousands, Except Share Data)	At September 30, 2012	At December 31, 2011
Assets:
Cash and due from banks	$113,573	$132,704
Available-for-sale securities:
Encumbered	111,134	268,725
Unencumbered	214,724	75,462
Total available-for-sale securities	325,858	344,187
Held-to-maturity securities, fair value of $1,982,663 and $2,176,925, respectively:
Encumbered	1,315,956	1,601,003
Unencumbered	636,982	529,801
Total held-to-maturity securities	1,952,938	2,130,804
Federal Home Loan Bank of New York stock, at cost	181,832	131,667
Loans held-for-sale, net	20,877	32,394
Loans receivable	13,559,087	13,274,604
Allowance for loan losses	(148,472)	(157,185)
Loans receivable, net	13,410,615	13,117,419
Mortgage servicing rights, net	7,147	8,136
Accrued interest receivable	46,348	46,528
Premises and equipment, net	116,877	119,946
Goodwill	185,151	185,151
Bank owned life insurance	415,789	409,637
Real estate owned, net	30,825	48,059
Other assets	230,276	315,423
Total assets	$17,038,106	$17,022,055
Liabilities:
Deposits:
Savings	$2,811,647	$2,750,715
Money market	1,438,287	1,114,404
NOW and demand deposit	1,964,636	1,861,488
Certificates of deposit	4,324,312	5,519,007
Total deposits	10,538,882	11,245,614
Reverse repurchase agreements	1,300,000	1,700,000
Federal Home Loan Bank of New York advances	3,133,000	2,043,000
Other borrowings, net	376,366	378,573
Mortgage escrow funds	132,077	110,841
Accrued expenses and other liabilities	262,707	292,829
Total liabilities	15,743,032	15,770,857

Stockholders’ Equity:
Preferred stock, $1.00 par value (5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 98,417,939 and 98,537,715 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	883,354	875,395
Retained earnings	1,877,998	1,861,592
Treasury stock (68,076,949 and 67,957,173 shares, at cost, respectively)	(1,406,784)	(1,404,311)
Accumulated other comprehensive loss	(56,415)	(75,661)
Unallocated common stock held by ESOP (1,295,073 and 2,042,367 shares, respectively)	(4,744)	(7,482)
Total stockholders’ equity	1,295,074	1,251,198
Total liabilities and stockholders’ equity	$17,038,106	$17,022,055

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Share Data)	2012	2011	2012	2011
Interest income:
Residential mortgage loans	$91,490	$105,769	$286,236	$332,314
Multi-family and commercial real estate mortgage loans	38,127	39,338	111,088	124,915
Consumer and other loans	2,309	2,461	6,944	7,477
Mortgage-backed and other securities	14,453	19,670	49,445	63,432
Repurchase agreements and interest-earning cash accounts	182	54	282	221
Federal Home Loan Bank of New York stock	1,773	1,432	4,928	5,386
Total interest income	148,334	168,724	458,923	533,745
Interest expense:
Deposits	22,119	33,486	78,479	106,156
Borrowings	40,217	44,594	119,581	139,694
Total interest expense	62,336	78,080	198,060	245,850
Net interest income	85,998	90,644	260,863	287,895
Provision for loan losses	9,500	10,000	29,500	27,000
Net interest income after provision for loan losses	76,498	80,644	231,363	260,895
Non-interest income:
Customer service fees	10,487	11,867	30,480	35,696
Other loan fees	545	637	1,937	2,374
Gain on sales of securities	—	—	2,477	—
Mortgage banking income, net	2,015	40	5,147	2,843
Income from bank owned life insurance	2,446	2,738	7,073	7,602
Other	1,081	1,260	4,478	3,110
Total non-interest income	16,574	16,542	51,592	51,625
Non-interest expense:
General and administrative:
Compensation and benefits	30,758	39,496	105,060	113,197
Occupancy, equipment and systems	16,758	16,178	49,992	48,667
Federal deposit insurance premiums	12,533	10,837	35,600	27,529
Advertising	1,811	2,623	5,624	6,356
Other	10,783	9,462	30,667	28,420
Total non-interest expense	72,643	78,596	226,943	224,169
Income before income tax expense	20,429	18,590	56,012	88,351
Income tax expense	7,074	7,374	19,837	32,906
Net income	$13,355	$11,216	$36,175	$55,445
Basic earnings per common share	$0.14	$0.12	$0.38	$0.58
Diluted earnings per common share	$0.14	$0.12	$0.38	$0.58
Basic weighted average common shares	95,555,816	93,338,310	95,303,453	93,009,518
Diluted weighted average common and common equivalent shares	95,555,816	93,338,310	95,303,453	93,009,518

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2012	2011	2012	2011

Net income	$13,355	$11,216	$36,175	$55,445

Other comprehensive income (loss), net of tax:
Net unrealized (loss) gain on securities available-for-sale:
Net unrealized holding (loss) gain on securities arising during the period	(3,796)	(3,066)	(3,194)	810
Reclassification adjustment for gains included in net income	—	—	(1,604)	—
Net unrealized (loss) gain on securities available-for-sale	(3,796)	(3,066)	(4,798)	810

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the period	—	—	24,286	—
Reclassification adjustment for net actuarial loss included in net income	448	1,391	3,077	4,173
Net actuarial loss adjustment on pension plans and other postretirement benefits	448	1,391	27,363	4,173

Prior service cost adjustment on pension plans and other postretirement benefits:
Prior service cost adjustment arising during the period	—	—	(3,537)	—
Reclassification adjustment for prior service cost included in net income	32	15	67	45
Prior service cost adjustment on pension plans and other postretirement benefits	32	15	(3,470)	45

Reclassification adjustment for loss on cash flow hedge included in net income	56	48	151	143

Total other comprehensive (loss) income, net of tax	(3,260)	(1,612)	19,246	5,171

Comprehensive income	$10,095	$9,604	$55,421	$60,616

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2012

						Accumulated	Unallocated
			Additional			Other	Common
		Common	Paid-in	Retained	Treasury	Comprehensive	Stock Held
(In Thousands, Except Share Data)	Total	Stock	Capital	Earnings	Stock	Loss	by ESOP
Balance at December 31, 2011	$1,251,198	$1,665	$875,395	$1,861,592	$(1,404,311)	$(75,661)	$(7,482)

Net income	36,175	—	—	36,175	—	—	—

Other comprehensive income, net of tax	19,246	—	—	—	—	19,246	—

Dividends on common stock ($0.21 per share)	(20,249)	—	—	(20,249)	—	—	—

Restricted stock grants (149,000 shares)	—	—	(1,466)	(1,613)	3,079	—	—

Forfeitures of restricted stock (268,776 shares)	—	—	3,828	1,724	(5,552)	—	—

Stock-based compensation	3,727	—	3,358	369	—	—	—

Net tax benefit shortfall from stock-based compensation	(2,067)	—	(2,067)	—	—	—	—

Allocation of ESOP stock	7,044	—	4,306	—	—	—	2,738

Balance at September 30, 2012	$1,295,074	$1,665	$883,354	$1,877,998	$(1,406,784)	$(56,415)	$(4,744)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
(In Thousands)	2012	2011
Cash flows from operating activities:
Net income	$36,175	$55,445
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on loans	20,081	20,871
Net amortization on securities and borrowings	11,919	5,133
Net provision for loan and real estate losses	31,995	29,666
Depreciation and amortization	8,906	8,716
Net gain on sales of loans and securities	(9,874)	(2,327)
Net loss on dispositions of premises and equipment	62	282
Other asset impairment charges	457	448
Originations of loans held-for-sale	(268,766)	(127,476)
Proceeds from sales and principal repayments of loans held-for-sale	264,432	155,104
Stock-based compensation and allocation of ESOP stock	10,771	19,040
Decrease in accrued interest receivable	180	7,265
Mortgage servicing rights amortization and valuation allowance adjustments, net	3,996	2,593
Bank owned life insurance income and insurance proceeds received, net	(6,152)	1,804
Decrease in other assets	76,824	45,333
Increase in accrued expenses and other liabilities	6,743	6,456
Net cash provided by operating activities	187,749	228,353
Cash flows from investing activities:
Originations of loans receivable	(2,741,316)	(1,673,690)
Loan purchases through third parties	(850,905)	(763,060)
Principal payments on loans receivable	3,212,449	3,189,854
Proceeds from sales of delinquent and non-performing loans	21,631	20,401
Purchases of securities held-to-maturity	(533,031)	(651,260)
Purchases of securities available-for-sale	(208,195)	—
Principal payments on securities held-to-maturity	699,899	575,162
Principal payments on securities available-for-sale	166,554	161,187
Proceeds from sales of securities available-for-sale	54,318	—
Net (purchases) redemptions of Federal Home Loan Bank of New York stock	(50,165)	22,415
Proceeds from sales of real estate owned, net	48,235	71,013
Purchases of premises and equipment	(5,899)	(10,405)
Proceeds from sales of premises and equipment	—	14,396
Net cash (used in) provided by investing activities	(186,425)	956,013
Cash flows from financing activities:
Net decrease in deposits	(706,732)	(331,853)
Net increase (decrease) in borrowings with original terms of three months or less	684,000	(6,000)
Proceeds from borrowings with original terms greater than three months	950,000	200,000
Repayments of borrowings with original terms greater than three months	(944,000)	(1,041,000)
Cash payments for debt issuance costs	(2,643)	—
Net increase in mortgage escrow funds	21,236	23,248
Cash dividends paid to stockholders	(20,249)	(37,072)
Net tax benefit (shortfall) excess from stock-based compensation	(2,067)	181
Net cash used in financing activities	(20,455)	(1,192,496)
Net decrease in cash and cash equivalents	(19,131)	(8,130)
Cash and cash equivalents at beginning of period	132,704	119,016
Cash and cash equivalents at end of period	$113,573	$110,886

Supplemental disclosures:
Interest paid	$197,198	$241,663
Income taxes paid	$5,524	$35,624
Additions to real estate owned	$33,496	$60,659
Loans transferred to held-for-sale	$1,982	$17,428

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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2012 and December 31, 2011, our results of operations and other comprehensive income for the three and nine months ended September 30, 2012 and 2011, changes in our stockholders’ equity for the nine months ended September 30, 2012 and our cash flows for the nine months ended September 30, 2012 and 2011.  In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of September 30, 2012 and December 31, 2011, and amounts of revenues, expenses and other comprehensive income/loss in the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2012 and 2011.  The results of operations and other comprehensive income/loss for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations and other comprehensive income/loss to be expected for the remainder of the year.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2011 audited consolidated financial statements and related notes included in our 2011 Annual Report on Form 10-K.

2.     Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At September 30, 2012
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE (1) issuance REMICs and CMOs (2)	$233,091	$5,921	$(347)	$238,665
Non-GSE issuance REMICs and CMOs	12,320	10	(95)	12,235
GSE pass-through certificates	21,330	1,126	(2)	22,454
Total residential mortgage-backed securities	266,741	7,057	(444)	273,354
Obligations of GSEs	49,964	156	—	50,120
Freddie Mac and Fannie Mae stock	15	2,384	(15)	2,384
Total securities available-for-sale	$316,720	$9,597	$(459)	$325,858
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,943,382	$31,465	$(1,964)	$1,972,883
Non-GSE issuance REMICs and CMOs	6,558	133	—	6,691
GSE pass-through certificates	291	8	(1)	298
Total residential mortgage-backed securities	1,950,231	31,606	(1,965)	1,979,872
Obligations of states and political subdivisions	2,707	84	—	2,791
Total securities held-to-maturity	$1,952,938	$31,690	$(1,965)	$1,982,663

(1)  Government-sponsored enterprise

(2)  Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2011
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$286,862	$11,759	$(1)	$298,620
Non-GSE issuance REMICs and CMOs	16,092	—	(297)	15,795
GSE pass-through certificates	24,168	1,026	(2)	25,192
Total residential mortgage-backed securities	327,122	12,785	(300)	339,607
Freddie Mac and Fannie Mae stock	15	4,580	(15)	4,580
Total securities available-for-sale	$327,137	$17,365	$(315)	$344,187
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$2,054,380	$45,929	$(146)	$2,100,163
Non-GSE issuance REMICs and CMOs	15,105	92	(1)	15,196
GSE pass-through certificates	475	24	—	499
Total residential mortgage-backed securities	2,069,960	46,045	(147)	2,115,858
Obligations of GSEs	57,868	140	—	58,008
Obligations of states and political subdivisions	2,976	83	—	3,059
Total securities held-to-maturity	$2,130,804	$46,268	$(147)	$2,176,925

The following tables set forth the estimated fair values of securities with gross unrealized losses at the dates indicated, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the dates indicated.

	At September 30, 2012
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
GSE issuance REMICs and CMOs	$78,267	$(347)	$—	$—	$78,267	$(347)
Non-GSE issuance REMICs and CMOs	—	—	11,689	(95)	11,689	(95)
GSE pass-through certificates	100	(1)	22	(1)	122	(2)
Freddie Mac and Fannie Mae stock	—	—	—	(15)	—	(15)
Total temporarily impaired securities available-for-sale	$78,367	$(348)	$11,711	$(111)	$90,078	$(459)
Held-to-maturity:
GSE issuance REMICs and CMOs	$313,242	$(1,964)	$—	$—	$313,242	$(1,964)
GSE pass-through certificates	53	(1)	—	—	53	(1)
Total temporarily impaired securities held-to-maturity	$313,295	$(1,965)	$—	$—	$313,295	$(1,965)

	At December 31, 2011
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
GSE issuance REMICs and CMOs	$360	$(1)	$—	$—	$360	$(1)
Non-GSE issuance REMICs and CMOs	495	(21)	15,261	(276)	15,756	(297)
GSE pass-through certificates	623	(2)	—	—	623	(2)
Freddie Mac and Fannie Mae stock	—	—	—	(15)	—	(15)
Total temporarily impaired securities available-for-sale	$1,478	$(24)	$15,261	$(291)	$16,739	$(315)
Held-to-maturity:
GSE issuance REMICs and CMOs	$53,347	$(146)	$—	$—	$53,347	$(146)
Non-GSE issuance REMICs and CMOs	1,247	(1)	—	—	1,247	(1)
Total temporarily impaired securities held-to-maturity	$54,594	$(147)	$—	$—	$54,594	$(147)

We held 31 securities which had an unrealized loss at September 30, 2012 and 36 at December 31, 2011.  At September 30, 2012 and December 31, 2011, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment is directly related to the change in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  Although, during this period of historic low interest rates, securities backed by fixed rate residential mortgage loans with above market interest rates have experienced accelerated rates of prepayments as interest rates have declined which has resulted in a decline in the estimated life of these securities and a decline in fair value.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  None of the unrealized losses are related to credit losses.  Therefore, at September 30, 2012 and December 31, 2011, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

During the nine months ended September 30, 2012, proceeds from sales of securities from the available-for-sale portfolio totaled $54.3 million resulting in gross unrealized gains totaling $2.5 million.  There were no sales of securities from the available-for-sale portfolio during the nine months ended September 30, 2011.

At September 30, 2012, available-for-sale debt securities excluding mortgage-backed securities had an amortized cost of $50.0 million, a fair value of $50.1 million and contractual maturities in 2022.  At September 30, 2012, held-to-maturity debt securities excluding mortgage-backed securities had an amortized cost of $2.7 million, a fair value of $2.8 million and contractual maturities between 2017 and 2018.  Actual maturities will differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

The balance of accrued interest receivable for securities totaled $6.4 million at September 30, 2012 and $7.5 million at December 31, 2011.

At September 30, 2012, we held securities with an amortized cost of $50.0 million which are callable within one year and at various times thereafter.

3.     Loans Held-for-Sale

Loans held-for-sale, net, includes fifteen and thirty year fixed rate one-to-four family, or residential, mortgage loans originated for sale that conform to GSE guidelines (conforming loans), as well as certain delinquent and non-performing loans.  Upon our decision to sell certain delinquent and non-performing loans held in portfolio, we reclassify them to held-for-sale at the lower of cost or fair value, less estimated selling costs.  Non-performing loans held-for-sale, included in loans held-for-sale, net, totaled $779,000, net of a valuation allowance of $329,000, at September 30, 2012, consisting of multi-family mortgage loans, and $19.7 million, net of a valuation allowance of $63,000, at December 31, 2011, consisting primarily of multi-family and commercial real estate mortgage loans.

We sold certain delinquent and non-performing mortgage loans totaling $20.4 million, net of charge-offs of $11.0 million, during the nine months ended September 30, 2012, primarily multi-family and commercial real estate loans, and $20.4 million, net of charge-offs of $8.3 million, during the nine months ended September 30, 2011, primarily multi-family and residential loans.  Net loss on sales of non-performing loans totaled $2,000 for the three months ended September 30, 2012 and net gain on sales of non-performing loans totaled $1.3 million for the nine months ended September 30, 2012.  Net gain on sales of non-performing loans totaled $17,000 for the three months ended September 30, 2011 and net loss on sales of non-performing loans totaled $35,000 for the nine months ended September 30, 2011.

We recorded net lower of cost or market write-downs on non-performing loans held-for-sale totaling $234,000 for the three months ended September 30, 2012 and $457,000 for the nine months ended September 30, 2012.  Net lower of cost or market write-downs on non-performing loans held-for-sale totaled $7,000 for the three months ended September 30, 2011 and $448,000 for the nine months ended September 30, 2011.  Lower of cost or market write-downs and recoveries on non-performing loans held-for-sale and gains and losses recognized on sales of such loans are included in other non-interest income in the consolidated statements of income.

4.     Loans Receivable and Allowance for Loan Losses

The following tables set forth the composition of our loans receivable portfolio in dollar amounts and percentages of the portfolio and an aging analysis by segment and class at the dates indicated.

	At September 30, 2012
	30-59 Days	60-89 Days	90 Days or More Past Due		Total			Percent
(Dollars in Thousands)	Past Due	Past Due	Accruing	Non-Accrual	Past Due	Current	Total	of Total
Mortgage loans (gross):
Residential:
Full documentation:
Interest-only	$33,346	$10,675	$—	$96,845	$140,866	$1,976,044	$2,116,910	15.70%
Amortizing	30,659	5,185	—	45,227	81,071	6,597,990	6,679,061	49.52
Reduced documentation:
Interest-only	28,838	5,606	—	120,236	154,680	883,037	1,037,717	7.69
Amortizing	11,141	4,332	—	32,424	47,897	357,806	405,703	3.01
Total residential	103,984	25,798	—	294,732	424,514	9,814,877	10,239,391	75.92
Multi-family	27,121	6,417	—	16,208	49,746	2,212,536	2,262,282	16.78
Commercial real estate	13,923	3,653	—	5,217	22,793	692,136	714,929	5.30
Total mortgage loans	145,028	35,868	—	316,157	497,053	12,719,549	13,216,602	98.00
Consumer and other loans (gross):
Home equity lines of credit	3,990	1,120	—	6,000	11,110	226,645	237,755	1.76
Other	83	237	—	60	380	31,672	32,052	0.24
Total consumer and other loans	4,073	1,357	—	6,060	11,490	258,317	269,807	2.00
Total loans	$149,101	$37,225	$—	$322,217	$508,543	$12,977,866	$13,486,409	100.00%
Net unamortized premiums and deferred loan origination costs							72,678
Loans receivable							13,559,087
Allowance for loan losses							(148,472)
Loans receivable, net							$13,410,615

	At December 31, 2011
	30-59 Days	60-89 Days	90 Days or More Past Due		Total			Percent
(Dollars in Thousands)	Past Due	Past Due	Accruing	Non-Accrual	Past Due	Current	Total	of Total
Mortgage loans (gross):
Residential:
Full documentation:
Interest-only	$40,582	$9,047	$—	$107,503	$157,132	$2,538,808	$2,695,940	20.43%
Amortizing	33,376	7,056	14	43,923	84,369	6,223,678	6,308,047	47.79
Reduced documentation:
Interest-only	38,570	9,695	—	131,301	179,566	965,774	1,145,340	8.68
Amortizing	16,034	5,455	—	35,126	56,615	355,597	412,212	3.12
Total residential	128,562	31,253	14	317,853	477,682	10,083,857	10,561,539	80.02
Multi-family	29,109	14,915	148	7,874	52,046	1,641,825	1,693,871	12.84
Commercial real estate	4,882	1,060	—	900	6,842	652,864	659,706	5.00
Total mortgage loans	162,553	47,228	162	326,627	536,570	12,378,546	12,915,116	97.86
Consumer and other loans (gross):
Home equity lines of credit	3,975	1,391	—	5,995	11,361	247,675	259,036	1.96
Other	212	196	—	73	481	22,927	23,408	0.18
Total consumer and other loans	4,187	1,587	—	6,068	11,842	270,602	282,444	2.14
Total loans	$166,740	$48,815	$162	$332,695	$548,412	$12,649,148	$13,197,560	100.00%
Net unamortized premiums and deferred loan origination costs							77,044
Loans receivable							13,274,604
Allowance for loan losses							(157,185)
Loans receivable, net							$13,117,419

The following tables set forth the changes in our allowance for loan losses by loan receivable segment for the periods indicated.

	For the Three Months Ended September 30, 2012
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Balance at July 1, 2012	$87,394	$48,142	$9,109	$3,457	$148,102
Provision charged to operations	9,210	(6,168)	3,828	2,630	9,500
Charge-offs	(8,195)	(1,233)	(1,379)	(891)	(11,698)
Recoveries	2,355	122	—	91	2,568
Balance at September 30, 2012	$90,764	$40,863	$11,558	$5,287	$148,472

	For the Nine Months Ended September 30, 2012
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Balance at January 1, 2012	$105,991	$35,422	$11,972	$3,800	$157,185
Provision charged to operations	16,387	8,381	1,303	3,429	29,500
Charge-offs	(37,598)	(3,139)	(1,718)	(2,367)	(44,822)
Recoveries	5,984	199	1	425	6,609
Balance at September 30, 2012	$90,764	$40,863	$11,558	$5,287	$148,472

	For the Three Months Ended September 30, 2011
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Balance at July 1, 2011	$114,713	$49,370	$14,570	$4,064	$182,717
Provision charged to operations	7,418	1,355	1,195	32	10,000
Charge-offs	(16,882)	—	—	(105)	(16,987)
Recoveries	2,161	432	—	28	2,621
Balance at September 30, 2011	$107,410	$51,157	$15,765	$4,019	$178,351

	For the Nine Months Ended September 30, 2011
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Balance at January 1, 2011	$125,524	$56,266	$15,563	$4,146	$201,499
Provision charged to operations	23,701	1,505	958	836	27,000
Charge-offs	(50,361)	(7,116)	(756)	(1,072)	(59,305)
Recoveries	8,546	502	—	109	9,157
Balance at September 30, 2011	$107,410	$51,157	$15,765	$4,019	$178,351

We segment our residential mortgage loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans and year of origination and analyze our historical loss experience and delinquency levels and trends of these segments.  We analyze multi-family and commercial real estate loans by portfolio and geographic location.  We segment our consumer and other loan portfolio by home equity lines of credit, business loans, revolving credit lines and installment loans and perform similar historical loss analyses.  In our analysis of non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral along with the migration of delinquent loans based on the portfolio segments noted above.  These analyses and the resulting loss rates are used as an integral part of our judgment in developing estimated loss percentages to apply to the loan portfolio segments.  We update our analyses quarterly and we are continually refining our evaluations as experience provides clearer guidance, our product offerings change and as economic conditions evolve.

We analyze our historical loss experience over twelve, fifteen, eighteen and twenty-four month periods.  However, our quantitative allowance coverage percentages are based on our twelve month loss history.  We believe the twelve month loss analysis is most reflective of current conditions and the potential impact on our future loss exposure. However, the longer periods provide further insight into trends or anomalies and can be a factor in making adjustments to the twelve month analysis.  Also, for a particular loan type we may not have sufficient loss history to develop a reasonable estimate of loss and consider our loss experience for other, similar loan types.  Additionally, multi-family and commercial real estate loss experience may be adjusted based on the composition of the losses (loan sales, short sales and partial charge-offs).  We update our historical loss analyses quarterly and evaluate the need to modify our quantitative allowances as a result of our updated charge-off and loss analyses.

We then consider qualitative factors with the purpose of assessing the adequacy of the overall allowance for loan losses as well as the allocation of the allowance for loan losses by portfolio.  The qualitative factors we consider generally include, but are not limited to, changes in (1) lending policies and procedures, (2) economic and business conditions and developments that affect collectibility of our loan portfolio, (3) the nature and volume of our loan portfolio and in the terms of loans, (4) the experience, ability and depth of lending management and other staff, (5) the volume and severity of past due, non-accrual and adversely classified loans, (6) the quality of the loan review system, (7) the value of underlying collateral, (8) the existence or effect of any credit concentrations and (9) external factors such as competition and legal or regulatory requirements.  Also considered is certain analytical information, such as coverage ratios, peer analysis and uncertainties in assumptions.

During 2012, we refined our historical loss analyses on all of our loan portfolios, including further segmenting residential non-performing loans and segmenting multi-family and commercial real estate portfolios by property type and geographic location, and re-assessed the application of the qualitative factors noted above to each of the respective loan portfolios.

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

All of our residential mortgage loans are individually evaluated for impairment at 180 days delinquent and annually thereafter.  Additionally, beginning in the 2012 first quarter, all of our residential loans to borrowers who have filed for bankruptcy are also individually evaluated for impairment initially when we are notified of the bankruptcy filing, using updated estimates of collateral values.  Updated estimates of collateral values on residential loans are obtained primarily through automated valuation models.  We record a charge-off for the portion of the recorded investment in the loan in excess of the estimated fair value of the underlying collateral less estimated selling costs.  These partial charge-offs on residential loans impact our credit quality metrics and trends.  The impact of updating the estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  This lowers our allowance for loan losses as a percentage of total loans and, more significantly, lowers our allowance for loan losses as a percentage of non-performing loans.  We and our peers are required by regulatory guidelines to record such charge-offs.  If any of our peers did not record such charge-offs, then we would expect our credit quality metrics to be lower than that of our peers, assuming all other factors are the same.

The following tables set forth the balances of our loans receivable by segment and impairment evaluation and the allowance for loan losses associated with such loans at the dates indicated.

	At September 30, 2012
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Loans:
Individually evaluated for impairment	$335,244	$722,642	$240,168	$12,748	$1,310,802
Collectively evaluated for impairment	9,904,147	1,539,640	474,761	257,059	12,175,607
Total loans	$10,239,391	$2,262,282	$714,929	$269,807	$13,486,409
Allowance for loan losses:
Individually evaluated for impairment	$12,309	$21,955	$6,690	$501	$41,455
Collectively evaluated for impairment	78,455	18,908	4,868	4,786	107,017
Total allowance for loan losses	$90,764	$40,863	$11,558	$5,287	$148,472

	At December 31, 2011
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Loans:
Individually evaluated for impairment	$337,116	$889,137	$318,318	$4,535	$1,549,106
Collectively evaluated for impairment	10,224,423	804,734	341,388	277,909	11,648,454
Total loans	$10,561,539	$1,693,871	$659,706	$282,444	$13,197,560
Allowance for loan losses:
Individually evaluated for impairment	$10,967	$22,517	$7,996	$68	$41,548
Collectively evaluated for impairment	95,024	12,905	3,976	3,732	115,637
Total allowance for loan losses	$105,991	$35,422	$11,972	$3,800	$157,185

The following table summarizes information related to our impaired loans by segment and class at the dates indicated.  Impaired residential mortgage loans consist primarily of loans where a portion of the outstanding principal has been charged off.

	At September 30, 2012				At December 31, 2011
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
Mortgage loans:
With an allowance recorded:
Residential:
Full documentation:
Interest-only	$ 10,095	$ 10,095	$ (213)	$ 9,882	$ 10,588	$ 10,588	$ (1,240)	$ 9,348
Amortizing	4,194	4,194	(142)	4,052	3,885	3,885	(439)	3,446
Reduced documentation:
Interest-only	10,189	10,189	(217)	9,972	11,713	11,713	(1,409)	10,304
Amortizing	2,545	2,545	(47)	2,498	1,779	1,779	(217)	1,562
Multi-family	57,413	57,413	(10,781)	46,632	39,399	36,273	(8,650)	27,623
Commercial real estate	10,202	10,202	(701)	9,501	19,946	17,095	(3,193)	13,902
Without an allowance recorded:
Residential:
Full documentation:
Interest-only	118,335	82,804	—	82,804	107,332	75,791	—	75,791
Amortizing	21,877	16,565	—	16,565	22,184	17,074	—	17,074
Reduced documentation:
Interest-only	164,396	114,767	—	114,767	156,083	109,582	—	109,582
Amortizing	23,776	18,137	—	18,137	20,021	15,259	—	15,259
Multi-family	21,825	15,093	—	15,093	2,496	2,496	—	2,496
Commercial real estate	11,845	7,286	—	7,286	—	—	—	—
Total impaired loans	$ 456,692	$ 349,290	$ (12,101)	$ 337,189	$ 395,426	$ 301,535	$ (15,148)	$ 286,387

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
Mortgage loans:
With an allowance recorded:
Residential:
Full documentation:
Interest-only	$10,254	$79	$77	$10,566	$102	$107
Amortizing	4,210	40	41	3,997	39	43
Reduced documentation:
Interest-only	10,469	130	122	11,610	145	133
Amortizing	2,272	27	19	1,061	9	10
Multi-family	60,560	1,146	590	60,256	586	604
Commercial real estate	11,838	229	97	22,306	315	348
Without an allowance recorded:
Residential:
Full documentation:
Interest-only	83,722	417	411	68,535	268	266
Amortizing	16,611	117	108	14,237	49	43
Reduced documentation:
Interest-only	118,021	742	728	109,726	403	424
Amortizing	18,694	79	69	14,714	96	90
Multi-family	12,517	503	227	320	—	—
Commercial real estate	6,623	272	99	—	—	—
Total impaired loans	$355,791	$3,781	$2,588	$317,328	$2,012	$2,068

	For the Nine Months Ended September 30,
	2012			2011
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
Mortgage loans:
With an allowance recorded:
Residential:
Full documentation:
Interest-only	$ 10,360	$ 247	$ 247	$ 10,713	$ 338	$ 343
Amortizing	4,071	121	122	5,814	127	127
Reduced documentation:
Interest-only	10,967	342	345	11,120	403	402
Amortizing	2,084	86	78	1,115	33	32
Multi-family	55,319	2,252	1,946	60,038	1,869	1,963
Commercial real estate	13,196	430	321	20,682	1,085	1,115
Without an allowance recorded:
Residential:
Full documentation:
Interest-only	81,638	1,069	1,136	66,453	815	1,000
Amortizing	17,452	221	234	13,054	81	101
Reduced documentation:
Interest-only	115,363	1,731	1,824	108,676	1,493	1,697
Amortizing	17,293	291	303	13,848	227	234
Multi-family	9,168	921	662	479	—	—
Commercial real estate	4,812	541	389	—	—	—
Total impaired loans	$ 341,723	$ 8,252	$ 7,607	$ 311,992	$ 6,471	$ 7,014

The following tables set forth the balances of our residential mortgage and consumer and other loan receivable segments by class and credit quality indicator at the dates indicated.

At September 30, 2012
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$ 2,020,065	$ 6,633,834	$ 917,481	$ 373,279	$ 231,755	$ 31,992
Non-performing	96,845	45,227	120,236	32,424	6,000	60
Total	$ 2,116,910	$ 6,679,061	$ 1,037,717	$ 405,703	$ 237,755	$ 32,052

At December 31, 2011
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$ 2,588,437	$ 6,264,110	$ 1,014,039	$ 377,086	$ 253,041	$ 23,335
Non-performing	107,503	43,937	131,301	35,126	5,995	73
Total	$ 2,695,940	$ 6,308,047	$ 1,145,340	$ 412,212	$ 259,036	$ 23,408

The following table sets forth the balances of our residential interest-only mortgage loans at September 30, 2012 by the period in which such loans are scheduled to enter their amortization period.

(In Thousands)	Recorded Investment
Amortization scheduled to begin:
Within one year	$ 133,161
More than one year to three years	1,067,579
More than three years to five years	1,506,774
Over five years	447,113
Total	$ 3,154,627

The following table sets forth the balances of our multi-family and commercial real estate mortgage loan receivable segments by credit quality indicator at the dates indicated.

	At September 30, 2012		At December 31, 2011
(In Thousands)	Multi-Family	Commercial Real Estate	Multi-Family	Commercial Real Estate
Not classified	$ 2,126,766	$ 656,742	$ 1,557,315	$ 596,799
Classified	135,516	58,187	136,556	62,907
Total	$ 2,262,282	$ 714,929	$ 1,693,871	$ 659,706

The following tables set forth information about our loans receivable by segment and class at September 30, 2012 and 2011 which were modified in a troubled debt restructuring during the periods indicated.

	Modifications During the Three Months Ended September 30,
	2012			2011
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at September 30, 2012	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at September 30, 2011
Mortgage loans:
Residential:
Full documentation:
Interest-only	2	$ 355	$ 354	3	$ 1,071	$ 1,066
Amortizing	3	805	786	—	—	—
Reduced documentation:
Interest-only	5	2,693	2,690	5	1,495	1,383
Amortizing	—	—	—	2	284	238
Multi-family	—	—	—	3	2,097	2,072
Commercial real estate	3	3,437	3,325	1	950	910
Total	13	$ 7,290	$ 7,155	14	$ 5,897	$ 5,669

	Modifications During the Nine Months Ended September 30,
	2012			2011
(Dollars In Thousands)	Number of Loans	Pre-Modification Recorded Investment	Recorded Investment at September 30, 2012	Number of Loans	Pre-Modification Recorded Investment	Recorded Investment at September 30, 2011
Mortgage loans:
Residential:
Full documentation:
Interest-only	6	$ 1,415	$ 1,384	12	$ 5,143	$ 5,130
Amortizing	3	805	786	—	—	—
Reduced documentation:
Interest-only	12	5,422	5,407	24	10,269	10,119
Amortizing	5	1,950	1,840	5	721	667
Multi-family	12	31,581	29,129	13	9,057	8,934
Commercial real estate	6	7,671	6,120	4	7,176	6,692
Total	44	$ 48,844	$ 44,666	58	$ 32,366	$ 31,542

The following table sets forth information about our loans receivable by segment and class at September 30, 2012 and 2011 which were modified in a troubled debt restructuring during the twelve months ended September 30, 2012 and 2011 and had a payment default subsequent to the modification during the periods indicated.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012		2011		2012		2011
(Dollars In Thousands)	Number of Loans	Recorded Investment at September 30, 2012	Number of Loans	Recorded Investment at September 30, 2011	Number of Loans	Recorded Investment at September 30, 2012	Number of Loans	Recorded Investment at September 30, 2011
Mortgage loans:
Residential:
Full documentation:
Interest-only	—	$ —	1	$ 339	—	$ —	4	$ 1,442
Amortizing	1	485	—	—	1	485	1	161
Reduced documentation:
Interest-only	3	1,174	10	4,173	5	1,821	11	4,594
Amortizing	—	—	2	263	5	1,817	2	263
Multi-family	1	2,062	—	—	2	3,743	1	755
Total	5	$ 3,721	13	$ 4,775	13	$ 7,866	19	$ 7,215

For additional information regarding our loans receivable and allowance for loan losses, see “Asset Quality” and “Critical Accounting Policies” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

5.     Earnings Per Share

The following table is a reconciliation of basic and diluted earnings per share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands, Except Share Data)	2012	2011	2012	2011
Net income	$ 13,355	$ 11,216	$ 36,175	$ 55,445
Income allocated to participating securities (restricted stock)	(206)	(304)	(250)	(1,385)
Income attributable to common shareholders	$ 13,149	$ 10,912	$ 35,925	$ 54,060
Average number of common shares outstanding — basic	95,555,816	93,338,310	95,303,453	93,009,518
Dilutive effect of stock options (1)	—	—	—	—
Average number of common shares outstanding — diluted	95,555,816	93,338,310	95,303,453	93,009,518
Income per common share attributable to common shareholders:
Basic	$ 0.14	$ 0.12	$ 0.38	$ 0.58
Diluted	$ 0.14	$ 0.12	$ 0.38	$ 0.58

(1)

Excludes options to purchase 5,452,028 shares of common stock which were outstanding during the three months ended September 30, 2012; options to purchase 6,868,628 shares of common stock which were outstanding during the three months ended September 30, 2011; options to purchase 5,674,912 shares of common stock which were outstanding during the nine months ended September 30, 2012; and options to purchase 6,891,205 shares of common stock which were outstanding during the nine months ended September 30, 2011 because their inclusion would be anti-dilutive.

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

We expect the plan amendments will reduce estimated net periodic cost for our defined benefit pension plans to approximately $8.1 million for 2012, including approximately $2.0 million in settlement charges we expect to record in the 2012 fourth quarter in the Excess and Supplemental Plans related to the settlement of employment agreements associated with previously announced executive retirements, compared to $14.8 million for 2011.

The following tables set forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan for the periods indicated.

	Pension Benefits		Other Postretirement Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
(In Thousands)	2012	2011	2012	2011
Service cost	$ —	$ 1,161	$ 265	$ 132
Interest cost	2,663	3,054	345	340
Expected return on plan assets	(3,109)	(2,662)	—	—
Recognized net actuarial loss	563	2,111	129	36
Amortization of prior service cost (credit)	56	47	(6)	(24)
Net periodic cost	$ 173	$ 3,711	$ 733	$ 484

	Pension Benefits		Other Postretirement Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011
Service cost	$ 2,025	$ 3,482	$ 796	$ 397
Interest cost	8,327	9,159	1,034	1,020
Expected return on plan assets	(8,837)	(7,986)	—	—
Recognized net actuarial loss	4,366	6,334	387	110
Amortization of prior service cost (credit)	122	143	(18)	(74)
Curtailment	7	—	—	—
Net periodic cost	$ 6,010	$ 11,132	$ 2,199	$ 1,453

7.     Stock Incentive Plans

The following table summarizes restricted stock activity in our stock incentive plans for the nine months ended September 30, 2012.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	1,936,225	$ 16.53
Granted	149,000	9.84
Vested	(312,591)	(27.24)
Forfeited	(268,776)	(14.24)
Nonvested at September 30, 2012	1,503,858	14.05

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

Stock-based compensation expense is recognized on a straight-line basis over the vesting period and totaled $978,000, net of taxes of $533,000, for the three months ended September 30, 2012 and $2.4 million, net of taxes of $1.3 million, for the nine months ended September 30, 2012.  Stock-based compensation expense totaled $1.6 million, net of taxes of $850,000, for the three months ended September 30, 2011 and $4.5 million, net of taxes of $2.5 million, for the nine months ended September 30, 2011.  At September 30, 2012, pre-tax compensation cost related to all nonvested awards of restricted stock not yet recognized totaled $11.7 million and will be recognized over a weighted average period of approximately 2.5 years, which includes $860,000 of pre-tax compensation cost related to 65,000 shares granted in 2011 under a performance-based award for which compensation cost will begin to be recognized when the achievement of the performance conditions becomes probable.

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

	Carrying Value at September 30, 2012
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$ 238,665	$ —	$ 238,665
Non-GSE issuance REMICs and CMOs	12,235	—	12,235
GSE pass-through certificates	22,454	—	22,454
Obligations of GSEs	50,120	—	50,120
Freddie Mac and Fannie Mae stock	2,384	2,384	—
Total securities available-for-sale	$ 325,858	$ 2,384	$ 323,474

	Carrying Value at December 31, 2011
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$ 298,620	$ —	$ 298,620
Non-GSE issuance REMICs and CMOs	15,795	—	15,795
GSE pass-through certificates	25,192	—	25,192
Freddie Mac and Fannie Mae stock	4,580	4,580	—
Total securities available-for-sale	$ 344,187	$ 4,580	$ 339,607

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

Residential mortgage-backed securities

Our securities available-for-sale portfolio consists primarily of residential mortgage-backed securities.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  At September 30, 2012, 96% of our available-for-sale residential mortgage-backed securities portfolio was comprised of GSE securities for which an active market exists for similar securities, making observable inputs readily available.

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

	Carrying Value
(In Thousands)	At September 30, 2012	At December 31, 2011
Non-performing loans held-for-sale, net	$779	$19,744
Impaired loans	254,652	232,849
MSR, net	7,147	8,136
REO, net	21,807	36,956
Total	$284,385	$297,685

The following table provides information regarding the losses recognized on our assets measured at fair value on a non-recurring basis for the periods indicated.

	For the Nine Months Ended September 30,
(In Thousands)	2012	2011
Non-performing loans held-for-sale, net (1)	$ 696	$ 437
Impaired loans (2)	31,555	36,308
MSR, net (3)	1,089	336
REO, net (4)	3,093	5,658
Total	$ 36,433	$ 42,739

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

Loans-held-for-sale, net (non-performing loans held-for-sale)

Non-performing loans held-for-sale were comprised of multi-family mortgage loans at September 30, 2012 and were comprised primarily of multi-family and commercial real estate mortgage loans at December 31, 2011.  Fair values of non-performing loans held-for-sale are estimated through either bids received on the loans or a discounted cash flow analysis of the underlying collateral and adjusted as necessary, by management, to reflect current market conditions and, as such, are classified as Level 3.

Loans receivable, net (impaired loans)

Loans which meet certain criteria are evaluated individually for impairment.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans at September 30, 2012 were comprised of 74% residential mortgage loans and 26% multi-family and commercial real estate loans.  At December 31, 2011, impaired loans consisted primarily of residential mortgage loans.  Impaired loans for which a fair value adjustment was recognized consisted primarily of residential mortgage loans at September 30, 2012 and December 31, 2011.  Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs.

We obtain updated estimates of collateral values on impaired residential loans at 180 days past due and annually thereafter and for loans to borrowers who have filed for bankruptcy initially when we are notified of the bankruptcy filing.  Updated estimates of collateral value on residential loans are obtained primarily through automated valuation models.  Additionally, our loan servicer performs property inspections to monitor and manage the collateral on our residential loans when they become 45 days past due and monthly thereafter until the foreclosure process is complete.  We obtain updated estimates of collateral value using third party appraisals on non-performing impaired multi-family and commercial real estate loans with balances of $1.0 million or greater when the loans initially become non-performing and multi-family and commercial real estate loans modified in a troubled debt restructuring at the time of the modification.  Annually thereafter, we perform inspections of these properties to monitor the collateral.  Appraisals on multi-family and commercial real estate loans are reviewed by our internal certified appraisers.  Adjustments to final appraised values obtained from independent third party appraisers and automated valuation models are not made.  The fair values of impaired loans cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

MSR, net

The right to service loans for others is generally obtained through the sale of residential mortgage loans with servicing retained.  MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At September 30, 2012, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 10.95%, a weighted average constant prepayment rate on mortgages of 23.04% and a weighted average life of 3.4 years.  At December 31, 2011, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 10.94%, a weighted average constant prepayment rate on mortgages of 20.30% and a weighted average life of 3.7 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

REO, net

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure, all of which were residential properties at September 30, 2012 and December 31, 2011, and is carried, net of allowances for losses, at the lower of cost or fair value less estimated selling costs.  The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

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

	At September 30, 2012
	Carrying	Estimated Fair Value
(In Thousands)	Value	Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$1,952,938	$1,982,663	$ 1,982,663	$ —
FHLB-NY stock	181,832	181,832	181,832	—
Loans held-for-sale, net (1)	20,877	21,902	—	21,902
Loans receivable, net (1)	13,410,615	13,688,968	—	13,688,968
MSR, net (1)	7,147	7,147	—	7,147
Financial Liabilities:
Deposits	10,538,882	10,689,417	10,689,417	—
Borrowings, net	4,809,366	5,318,282	5,318,282	—

(1)          Includes assets measured at fair value on a non-recurring basis.

	At December 31, 2011
	Carrying	Estimated Fair Value
(In Thousands)	Value	Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,130,804	$2,176,925	$ 2,176,925	$ —
FHLB-NY stock	131,667	131,667	131,667	—
Loans held-for-sale, net (1)	32,394	32,611	—	32,611
Loans receivable, net (1)	13,117,419	13,368,354	—	13,368,354
MSR, net (1)	8,136	8,137	—	8,137
Financial Liabilities:
Deposits	11,245,614	11,416,033	11,416,033	—
Borrowings, net	4,121,573	4,624,636	4,624,636	—

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

Loans held-for-sale, net

The fair values of fifteen and thirty year conforming fixed rate residential mortgage loans originated for sale are estimated using an option-based pricing methodology designed to take into account interest rate volatility, which has a significant effect on the value of the options embedded in loans such as prepayments.  This methodology involves generating simulated interest rates, calculating the option adjusted spread, or OAS, of a mortgage-backed security whose price is known, which serves as a benchmark price, and using the benchmark OAS to estimate the pricing on an instrument level for similar mortgage instruments whose prices are not known.

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

Deposits

The fair values of deposits with no stated maturity, such as savings, money market and NOW and demand deposit accounts, are equal to the amount payable on demand.  The fair values of certificates of deposit are based on discounted contractual cash flows using the weighted average remaining life of the portfolio discounted by the corresponding LIBOR Swap Curve as posted by the Federal Reserve.

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

City of New York Notice of Determination

By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York has notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies relate to our operation of two subsidiaries of Astoria Federal, Fidata Service Corp., or Fidata, and Astoria Federal Mortgage Corp., or AF Mortgage.  Fidata is a passive investment company which maintains offices in Connecticut.  AF Mortgage is an operating subsidiary through which Astoria Federal engages in lending activities outside the State of New York through our third party loan origination program.  We disagree with the assertion of the tax deficiencies and we filed Petitions for Hearings with the City of New York on December 6, 2010 and October 5, 2011 to oppose the Notices of Determination and to consolidate the hearings.  A hearing in this matter is expected to occur in the 2012 fourth quarter.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at September 30, 2012 with respect to this matter.

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

Lefkowitz Litigation

On February 27, 2012, a putative class action entitled Ellen Lefkowitz, individually and on behalf of all Persons similarly situated v. Astoria Federal Savings and Loan Association was commenced in the Supreme Court of The State of New York, County of Queens, or the Queens County Supreme Court, against us alleging that during the proposed class period, we improperly charged overdraft fees to customer accounts when accounts were not overdrawn, improperly reordered electronic debit transactions from the highest to the lowest dollar amount and processed debits before credits to deplete accounts and maximize overdraft fee income.  The complaint contains the further assertion that we did not adequately inform our customers that they had the option to “opt-out” of overdraft services.  We were served with the summons and complaint in such action on February 29, 2012 and were initially required to reply on or before April 30, 2012.  By Stipulation between the parties, our time to answer was extended to May 7, 2012, at which time we moved to dismiss the complaint.  On July 19, 2012, the Queens County Supreme Court issued an order dismissing the complaint in its entirety.  On September 7, 2012, the plaintiff filed a notice of appeal with the Supreme Court of the State of New York, Appellate Division, Second Judicial Department, or Appellate Division.  We intend to continue to vigorously defend this lawsuit.  We cannot at this time estimate the possible loss or range of loss, if any.  No assurance can be given at this time that this litigation against us will be resolved amicably, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

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

•                  transition of our regulatory supervisor from the Office of Thrift Supervision to the Office of the Comptroller of the Currency, or OCC, and the Board of Governors of the Federal Reserve Board, or the FRB;

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

Astoria Financial Corporation is a Delaware corporation organized as the unitary savings and loan association holding company of Astoria Federal.  Our primary business is the operation of Astoria Federal.  Astoria Federal’s principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities and borrowings, primarily in residential mortgage loans, multi-family mortgage loans, commercial real estate loans and mortgage-backed securities.  Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and the interest paid on our deposits and borrowings.  Our earnings are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

As the premier Long Island community bank, our goals are to enhance shareholder value while building a solid banking franchise.  We focus on growing our core businesses of mortgage portfolio lending and retail banking while maintaining strong asset quality and controlling operating expenses.  We also provide returns to shareholders through dividends.

We are impacted by both national and regional economic factors. With residential mortgage loans from various regions of the country held in our portfolio, the condition of the national economy impacts our earnings.  During 2011 and continuing into 2012, the U.S. economy has shown signs of a very slow and tenuous recovery from the recession which began in 2008.  The national unemployment rate, while still at a high level, declined to 7.8% for September 2012, compared to a peak of 10.0% for October 2009, although new job growth remains slow.  Softness in the housing and real estate markets persists, although the extent of such softness varies from region to region.  While the trend of lower non-performing loans has continued during 2012, we expect the levels will remain somewhat elevated for some time, especially in certain states where judicial foreclosure proceedings are required.  With respect to our multi-family mortgage loan origination activities, primarily focused in New York, we have observed favorable market conditions during the first nine months of 2012.

In addition to considering the challenging economic environment in which we compete, the regulation and oversight of our business changed during 2011.  As described in more detail in Part I, Item 1A, “Risk Factors,” in our 2011 Annual Report on Form 10-K, as supplemented by our March 31, 2012 and June 30, 2012 Quarterly Reports on Form 10-Q, certain aspects of the Reform Act have an impact on us, including the expanded regulatory burden resulting from oversight of Astoria Federal by the OCC and the Consumer Financial Protection Bureau and oversight of Astoria Financial Corporation by the FRB, as well as changes to, and significant increases in, deposit insurance assessments, the imposition of consolidated holding company capital requirements and the roll back of federal preemption applicable to certain of our operations.  The FRB has issued notices of proposed rulemaking during 2012 that would subject all savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements. These proposed rules also would revise the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards, and would revise the rules for calculating risk-weighted assets to enhance their risk sensitivity, which, among other things, would generally exclude trust preferred securities as a component of tier 1 capital. The proposed rules provide for various phase-in periods over the next several years. We are continuing to review the impact that the Reform Act, Basel III and related proposed rule-making will have on our business, financial condition and results of operations.

Net income for the three months ended September 30, 2012 increased compared to the three months ended September 30, 2011, reflecting a reduction of non-interest expense which more than offset a lower level of net interest income.  For the nine months ended September 30, 2012, net income was lower in comparison to the nine months ended September 30, 2011.  This decline was primarily attributable to a lower level of net interest income, coupled with an increase in non-interest expense.

Net interest income, the net interest rate spread and the net interest margin for the three and nine months ended September 30, 2012 were lower compared to the respective three and nine month periods in 2011, primarily due to more rapid declines in the yields on average interest-earning assets than the declines in the costs of average interest-bearing liabilities.  On June 19, 2012, we completed the sale of $250.0 million aggregate principal amount of 5.00% senior unsecured notes due 2017, or 5.00% Senior Notes.  The proceeds from the sale of the 5.00% Senior Notes were used to redeem our $250.0 million aggregate principal amount of 5.75% senior unsecured notes due October 2012, or 5.75% Senior Notes, on September 13, 2012.  The repayment of the 5.75% Senior Notes and issuance of the 5.00% Senior Notes will result in a reduction of future annual interest expense with respect to our other borrowings.  The short-term cost to carry the 5.00% Senior Notes until the 5.75% Senior Notes were repaid had the effect of reducing the 2012 third quarter net interest income and had a negative impact on the 2012 third quarter net interest margin of approximately nine basis points.

Interest income for the three months ended September 30, 2012 decreased compared to the three months ended September 30, 2011 primarily due to lower average yields on mortgage loans and mortgage-backed and other securities, partially offset by an increase in the average balance of multi-family and commercial real estate loans.  For the nine months ended September 30, 2012, interest income decreased compared to the nine months ended September 30, 2011 primarily due to lower average yields on mortgage loans and mortgage-backed and other securities, coupled with a decline in the average balance of mortgage loans.  Interest expense for the three and nine months ended September 30, 2012 also decreased in relation to the comparable 2011 periods, primarily due to decreases in interest expense on certificates of deposit and borrowings.  The decreases in interest expense on certificates of deposit primarily reflect declines in the average balances of such accounts, although the average costs also declined.  The declines in interest expense on borrowings were attributable to declines in the average costs of borrowings, offset by increases in the average balances.

The provision for loan losses for the 2012 third quarter totaled $9.5 million, resulting in a provision of $29.5 million for the first nine months of 2012, compared to $10.0 million for the 2011 third quarter and $27.0 million for the first nine months of 2011.  The allowance for loan losses totaled $148.5 million at September 30, 2012, compared to $157.2 million at December 31, 2011.  The decrease in the allowance for loan losses reflects the general stabilizing trend in overall asset quality we have experienced since 2010 as total delinquencies have continued a downward trend.  The allowance for loan losses at September 30, 2012 reflects the composition and size of our loan portfolio, the levels and composition of our loan delinquencies and non-

performing loans, our loss history and our evaluation of the housing and real estate markets and overall economy, including the unemployment rate and other factors.

Non-interest income for the three and nine months ended September 30, 2012 remained flat in comparison to the three and nine months ended September 30, 2011.  Lower customer service fees in 2012 were offset by increased mortgage banking income, net, and, for the nine months ended September 30, 2012, a gain on sales of securities and an increase in other non-interest income.

Non-interest expense decreased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and increased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  The decrease for the 2012 third quarter compared to the 2011 third quarter is primarily attributable to reduced compensation and benefits expense, partially offset by increases in Federal Deposit Insurance Corporation, or FDIC, insurance premium expense and other non-interest expense.  The increase for the first nine months of 2012 over the first nine months of 2011 is primarily the result of increased FDIC insurance premium expense, other non-interest expense and occupancy, equipment and systems expense, which more than offset a decline in compensation and benefits expense.  The reductions in compensation and benefits expense in the 2012 periods, compared to the 2011 periods, reflect, in part, the benefits resulting from our cost control initiatives implemented in the 2012 first quarter.  The increases in other non-interest expense for the three and nine months ended September 30, 2012, over the comparable 2011 periods, include an early extinguishment of debt charge associated with the prepayment of the 5.75% Senior Notes.

Total assets increased slightly during the nine months ended September 30, 2012, primarily due to an increase in our mortgage loan portfolio which was substantially offset by a decline in our securities portfolio and a decrease in other assets.  During the first nine months of 2012, mortgage loan origination and purchase volume exceeded loan repayments, resulting in growth in our mortgage loan portfolio.  This growth was fueled by an increase in our multi-family and commercial real estate loan portfolio, reflecting the resumption of such lending in the latter half of 2011 and strong loan production during the first nine months of 2012.  The residential mortgage loan portfolio declined during the nine months ended September 30, 2012 as mortgage loan repayments, which remain at elevated levels but did not accelerate in 2012, more than offset our origination and purchase volume.  At September 30, 2012, our multi-family and commercial real estate portfolio represented 22% of our total loan portfolio, up from 18% at December 31, 2011.  This reflects our focus on repositioning the asset mix of our balance sheet, concentrating more on higher yielding multi-family loans than on lower yielding residential loans.

Total deposits decreased during the nine months ended September 30, 2012 as a result of a decline in certificates of deposit, while low cost savings, money market and NOW and demand deposit accounts increased.  At September 30, 2012, low cost savings, money market and NOW and demand deposit accounts represented 59% of total deposits, up from 51% at December 31, 2011.  This reflects our efforts to reposition the liability mix of our balance sheet, reducing high cost certificates of deposit and increasing low cost savings, money market and NOW and demand deposit accounts.

Our borrowings portfolio increased during the nine months ended September 30, 2012.  The increase was due to an increase in FHLB-NY advances, partially offset by a decline in reverse repurchase agreements.  Excluding the newly issued 5.00% Senior Notes, during the nine months ended September 30, 2012 we extended $700.0 million of fixed rate, non-callable borrowings with a weighted average rate of 1.05% and a weighted average term of 3.8 years.  During this period of historic low interest rates, we have utilized low cost borrowings to offset the decline in high cost certificates of deposit to help manage interest rate risk.

Stockholders’ equity increased as of September 30, 2012 compared to December 31, 2011 due primarily to earnings for the nine months ended September 30, 2012 and a reduction in accumulated other comprehensive loss, partially offset by dividends declared.  The reduction in accumulated other comprehensive loss is primarily the result of the adjustment in the 2012 first quarter to reflect the remeasurement of our benefit obligations and the funded status of our defined benefit pension plans at March 31, 2012 pursuant to plan amendments which, among other things, suspended the accrual of additional pension benefits effective April 30, 2012 and resulted in reduced pension costs beginning in the 2012 second quarter.

With the yield curve flattening further due to the Federal Reserve’s extension of “Operation Twist” and the outlook for interest rates to remain at historic lows for some time, we continue to face challenges.  This notwithstanding, we believe that our strong multi-family loan origination platform, coupled with our focus on repositioning the asset and liability mix of our balance sheet, will benefit the net interest margin and enhance future earnings.

On October 29, 2012, and continuing through October 30, 2012, the New York metropolitan area was hit by Hurricane Sandy, one of the most significant storm systems experienced in this area.  As a result, we temporarily ceased all operations.  Upon resumption of operations on October 31, 2012, certain of our branch locations were unable to re-open due to loss of power and other damage sustained and we experienced significant communication systems disruptions.  Although we have since resumed operations in substantially all operating locations, we are continuing to assess and recover from the damage resulting from the storm.  Repair and recovery costs could be significant.  We cannot at this time assess the impact that this storm may have on our borrowers or on the related collateral for loans.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of our 2011 Annual Report on Form 10-K, as supplemented by our March 31, 2012 and June 30, 2012 Quarterly Reports on Form 10-Q and this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR, judgments regarding goodwill and securities impairment and the estimates related to our pension plans and other postretirement benefits are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters.  Actual results may differ from our estimates and judgments.  The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section of our 2011 Annual Report on Form 10-K.

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

Loan reviews by our Asset Review Department are completed quarterly for all loans individually classified by our Asset Classification Committee.  Individual loan reviews are generally completed annually for multi-family and commercial real estate mortgage loans with balances of $5.0 million or greater or which have been modified in a troubled debt restructuring and commercial business loans with balances of $500,000 or greater.  Further, multi-family and commercial real estate portfolio management personnel generally complete annual reviews for multi-family and commercial real estate mortgage loans with balances of $750,000 or greater and recommend further review by the Asset Review Department as appropriate.  In addition, our Asset Review Department will generally review annually borrowing relationships whose combined outstanding balance is $5.0 million or greater. Approximately fifty percent of the outstanding principal balance of these loans to a single borrowing entity will be reviewed annually.

The primary considerations in establishing individual valuation allowances are the current estimated value of a loan’s underlying collateral and the loan’s payment history.  We update our estimates of collateral values on residential mortgage loans at 180 days past due and annually thereafter and for loans to borrowers who have filed for bankruptcy initially when we are notified of the bankruptcy filing.  Updated estimates of collateral values on residential loans are obtained primarily through automated valuation models. Additionally, our loan servicer performs property inspections to monitor and manage the collateral on our residential loans when they become 45 days past due and monthly thereafter until the foreclosure process is complete. We update our estimates of collateral values on non-performing multi-family and commercial real estate mortgage loans with balances of $1.0 million or greater when the loans initially become non-performing and multi-family and commercial real estate loans modified in a troubled debt restructuring at the time of the modification.  For multi-family and commercial real estate properties, we estimate collateral value through independent third party appraisals or internal cash flow analyses, when current financial information is available, coupled with, in most cases, an inspection of the property. Appraisals on multi-family and commercial real estate loans are reviewed by our internal certified appraisers.  Annually thereafter, inspections of these properties are performed to monitor the collateral.  We also obtain updated estimates of collateral for certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral. Adjustments to final appraised values obtained from independent third party appraisers and automated valuation models are not made.  Other current and anticipated economic conditions on which our individual valuation allowances rely are the impact that national and/or local economic and business conditions may have on borrowers, the impact that local real estate markets may have on collateral values, the level and direction of interest rates and their combined effect on real estate values and the ability of borrowers to service debt.  For multi-family and commercial real estate loans, additional factors specific to a borrower or the underlying collateral are considered.  These factors include, but are not limited to, the composition of tenancy, occupancy levels for the property, location of the property, cash flow estimates and, to a lesser degree, the existence of personal guarantees.  We also review all regulatory notices, bulletins and memoranda with the purpose of identifying upcoming changes in regulatory conditions which may impact our calculation of individual valuation allowances.  Our primary banking regulator periodically reviews our reserve methodology during regulatory examinations and any comments regarding changes to reserves or loan classifications are considered by management in determining valuation allowances.

Pursuant to our policy, loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible for the portion of the recorded investment in the loan in excess of the estimated fair value of the underlying collateral less estimated selling costs.  Such charge-offs are taken for residential mortgage loans at 180 days past due and annually thereafter and loans to borrowers who have filed for bankruptcy initially when we are notified of the bankruptcy filing and for impaired multi-family and commercial real estate mortgage loans when the loans are identified as impaired.  The determination of the loans on which full collectibility is not reasonably assured, the estimates of the fair value of the underlying collateral and the assessment of economic and regulatory conditions are subject to assumptions and judgments by management.  Individual valuation allowances and charge-off amounts could differ materially as a result of changes in these assumptions and judgments.

General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities which, unlike individual valuation allowances, have not been allocated to particular loans.  The determination of the adequacy of the general valuation allowances takes into consideration a variety of factors.  We segment our residential mortgage loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans and year of origination and analyze our historical loss experience and delinquency levels and trends of these segments.  We analyze multi-family and commercial real estate loans by portfolio and geographic location.  We segment our consumer and other loan portfolio by home equity lines of credit, business loans, revolving credit lines and installment loans and perform similar historical loss analyses.  In our analysis of non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral along with the migration of delinquent loans based on the portfolio segments noted above.  These analyses and the resulting loss rates are used as an integral part of our judgment in developing estimated loss percentages to apply to the loan portfolio segments. We monitor credit risk on interest-only hybrid adjustable rate mortgage, or ARM, loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner that we monitor credit risk on all interest-only hybrid ARM loans.  We monitor interest rate reset dates of our loan portfolio, in the aggregate, and the current interest rate environment and consider the impact, if any, on borrowers’ ability to continue to make timely principal and interest payments in determining our allowance for loan losses.  We also consider the size, composition, risk profile and delinquency levels of our loan portfolio, as well as our credit administration and asset management procedures.  We monitor property value trends in our market areas by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our general valuation allowances.  In addition, we evaluate and consider the impact that current and anticipated economic and market conditions may have on the loan portfolio and known and inherent risks in the portfolio.  We update our analyses quarterly and we are continually refining our evaluations as experience provides clearer guidance, our product offerings change and as economic conditions evolve.

We analyze our historical loss experience over twelve, fifteen, eighteen and twenty-four month periods.  However, our quantitative allowance coverage percentages are based on our twelve month loss history.  We believe the twelve month loss analysis is most reflective of current conditions and the potential impact on our future loss exposure. However, the longer periods provide further insight into trends or anomalies and can be a factor in making adjustments to the twelve month analysis.  Also, for a particular loan type we may not have sufficient loss history to develop a reasonable estimate of loss and consider our loss experience for other, similar loan types.  Additionally, multi-family and commercial real estate loss experience may be adjusted based on the composition of the losses (loan sales, short sales and partial charge-offs).  We update our historical loss analyses quarterly and evaluate the need to modify our quantitative allowances as a result of our updated charge-off and loss analyses.

We then consider qualitative factors with the purpose of assessing the adequacy of the overall allowance for loan losses as well as the allocation of the allowance for loan losses by portfolio.  The qualitative factors we consider generally include, but are not limited to, changes in (1) lending policies and procedures, (2) economic and business conditions and developments that affect collectibility of our loan portfolio, (3) the nature and volume of our loan portfolio and in the terms of loans, (4) the experience, ability and depth of lending management and other staff, (5) the volume and severity of past due, non-accrual and adversely classified loans, (6) the quality of the loan review system, (7) the value of underlying collateral, (8) the existence or effect of any credit concentrations and (9) external factors such as competition and legal or regulatory requirements.  Also considered is certain analytical information, such as coverage ratios, peer analysis and uncertainties in assumptions.

During 2012, we refined our historical loss analyses on all of our loan portfolios, including further segmenting residential non-performing loans and segmenting multi-family and commercial real estate portfolios by property type and geographic location, and re-assessed the application of the qualitative factors noted above to each of the respective loan portfolios.

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

As a result of our updated charge-off and loss analyses, we modified certain allowance coverage percentages during each quarter of 2012 to reflect our current estimates of the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances.  Based on our evaluation of the housing and real estate markets and overall economy, including the unemployment rate, the levels and composition of our loan delinquencies and non-performing loans, our loss history and the size and composition of our loan portfolio, we determined that an allowance for loan losses of $148.5 million was appropriate at September 30, 2012, compared to $148.1 million at June 30, 2012 and $157.2 million at December 31, 2011. The provision for loan losses totaled $29.5 million for the nine months ended September 30, 2012.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at the reporting dates.

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

At September 30, 2012, our MSR had an estimated fair value of $7.1 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.95%, a weighted average constant prepayment rate on mortgages of 23.04% and a weighted average life of 3.4 years.  At December 31, 2011, our MSR had an estimated fair value of $8.1 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.94%, a weighted average constant prepayment rate on mortgages of 20.30% and a weighted average life of 3.7 years.

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

At September 30, 2012, the carrying amount of our goodwill totaled $185.2 million.  On September 30, 2012, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

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

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer.  GSE issuance mortgage-backed securities comprised 97% of our securities portfolio at September 30, 2012.  Non-GSE issuance mortgage-backed securities at September 30, 2012 comprised 1% of our securities portfolio and had an amortized cost of $18.9 million, 65% of which are classified as available-for-sale and 35% are classified as held-to-maturity.  Primarily all of our non-GSE issuance securities are investment grade securities and they have performed similarly to our GSE issuance securities.  Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices.

The fair value of our securities portfolio is primarily impacted by changes in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  Although, during this period of historic low interest rates, securities backed by fixed rate residential mortgage loans with above market interest rates have experienced accelerated rates of prepayments as interest rates have declined which has resulted in a decline in the estimated life of these securities and a decline in fair value.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.  At September 30, 2012, we held 31 securities with an estimated fair value totaling $403.4 million which had an unrealized loss totaling $2.4 million.  Of the securities in an unrealized loss position at September 30, 2012, $11.7 million, with an unrealized loss of $111,000, have been in a continuous unrealized loss position for more than twelve months.  At September 30, 2012, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

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

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities.  The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity.  Principal payments on loans and securities totaled $4.08 billion for the nine months ended September 30, 2012, compared to $3.93 billion for the nine months ended September 30, 2011.  The increase in loan and securities repayments for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was primarily due to an increase in securities repayments.  The increase in securities repayments reflects an increase in securities which were called during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, coupled with accelerated rates of prepayments on our fixed rate residential mortgage-backed securities portfolio.  Mortgage loan repayments remain at elevated levels, but did not accelerate during the first nine months of 2012.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings.  Net cash provided by operating activities totaled $187.7 million for the nine months ended September 30, 2012 and $228.4 million for the nine months ended September 30, 2011.  Deposits decreased $706.7 million during the nine months ended September 30, 2012 and decreased $331.9 million during the nine months ended September 30, 2011.  The net decreases in deposits for the nine months ended September 30, 2012 and 2011 were due to decreases in certificates of deposit, partially offset by increases in savings, money market and NOW and demand deposit accounts.  During the nine months ended September 30, 2012 and 2011, we continued to allow high cost certificates of deposit to run off.  However, we have achieved some success in extending the terms of our retained certificates of deposit. During the first nine months of 2012, we extended $581.6 million of certificates of deposit for terms of two years or more in an effort to help limit our exposure to future increases in interest rates.  The increases in low cost savings, money market and NOW and demand deposit accounts during the nine months ended September 30, 2012 and 2011 appear to reflect customer preference for the liquidity these types of deposits provide.

Net borrowings increased $687.8 million during the nine months ended September 30, 2012 and decreased $846.7 million during the nine months ended September 30, 2011.  The increase in net borrowings during the nine months ended September 30, 2012 was due to an increase in FHLB-NY advances, partially offset by a decrease in reverse repurchase agreements.  On June 19, 2012, we completed the sale of our 5.00% Senior Notes.  The proceeds from the sale of the 5.00% Senior Notes were used to redeem our 5.75% Senior Notes on September 13, 2012.  Excluding the newly-issued 5.00% Senior Notes, during the nine months ended September 30, 2012, we extended $700.0 million of borrowings with a weighted average rate of 1.05% and a weighted average term of 3.8 years.  During this period of historic low interest rates, we have utilized low cost borrowings to offset the decline in high cost certificates of deposit to help manage interest rate risk.  The decrease in net borrowings during the nine months ended September 30, 2011 was primarily due to cash flows from mortgage loan and securities repayments in excess of mortgage loan originations and purchases, securities purchases and deposit outflows which enabled us to repay a portion of our matured borrowings.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities.  Gross mortgage loans originated and purchased for portfolio during the nine months ended September 30, 2012 totaled $3.52 billion, of which $1.23 billion were multi-family and commercial real estate loan originations, $1.45 billion were residential loan originations and $841.0 million were purchases of individual residential mortgage loans through our third party loan origination program.  This compares to gross mortgage loans originated and purchased for portfolio during the nine months ended September 30, 2011 totaling $2.37 billion, of which $1.1 million were multi-family loan originations, $1.61 billion were residential loan originations and $754.9 million were residential loan purchases.  Residential mortgage loan origination and purchase volume for portfolio has been negatively affected for an extended period of time by the historic low interest rates on thirty year fixed rate conforming mortgage loans and the expanded conforming loan limits resulting in more borrowers opting for thirty year fixed rate conforming mortgage loans which we do not retain for portfolio.  In addition, during the 2012 third quarter, residential loan originations and purchases declined compared to the 2012 second quarter levels primarily as a result of reduced demand for jumbo hybrid ARM loans.  The increase in multi-family and commercial real estate loan originations during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, reflects the resumption of such lending in the second half of 2011 and strong loan production during the first nine months of 2012.  Purchases of securities totaled $741.2 million during the nine months ended September 30, 2012 and $651.3 million during the nine months ended September 30, 2011.

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

We maintain liquidity levels to meet our operational needs in the normal course of our business.  The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities.  Cash and due from banks decreased $19.1 million to $113.6 million at September 30, 2012, from $132.7 million at December 31, 2011.  At September 30, 2012, we had $1.38 billion in borrowings with a weighted average rate of 1.28% maturing over the next twelve months.  We have the flexibility to either repay or rollover these borrowings as they mature.  Included in our borrowings are various obligations which, by their terms, may be called by the securities dealers and the FHLB-NY.  At September 30, 2012, we had $1.95 billion of borrowings which are callable within three months and at various times thereafter.  We believe the potential for these borrowings to be called does not present liquidity concerns as they have various call dates and coupons and we believe we can readily obtain replacement funding, albeit at higher rates.  At September 30, 2012, FHLB-NY advances totaled $3.13 billion, or 65% of total borrowings.  We do not believe any of our borrowing counterparty concentrations represent a material risk to our liquidity.  In addition, we had $1.79 billion of certificates of deposit at September 30, 2012 with a weighted average rate of 1.12% maturing over the next twelve months.  We have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average rates at September 30, 2012.

	Borrowings			Certificates of Deposit
			Weighted		Weighted
			Average		Average
(Dollars in Millions)	Amount		Rate	Amount	Rate
Contractual Maturity:
Twelve months or less	$ 1,383		1.28%	$ 1,794	1.12%
Thirteen to twenty-four months	250		1.90	793	1.67
Twenty-five to thirty-six months	300	(1)	3.21	1,114	2.32
Thirty-seven to forty-eight months	950	(2)	1.78	487	2.24
Forty-nine to sixty months	1,800	(3)	4.44	136	1.30
Over sixty months	129		9.75	—	—
Total	$ 4,812		2.94%	$ 4,324	1.66%

(1)	Includes $200.0 million of borrowings, with a weighted average rate of 4.18%, which are callable by the counterparty within the next three months and at various times thereafter.
(2)	Includes $200.0 million of borrowings, with a rate of 4.39%, which are callable by the counterparty within the next three months and at various times thereafter.
(3)	Includes $1.55 billion of borrowings, with a weighted average rate of 4.35%, which are callable by the counterparty within the next three months and at various times thereafter.

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

We have filed automatic shelf registration statements on Form S-3 with the SEC, which allow us to periodically offer and sell, from time to time, in one or more offerings, individually or in any combination, common stock, preferred stock, debt securities, capital securities, guarantees, warrants to purchase common stock or preferred stock and units consisting of one or more of the foregoing.  These shelf registration statements provide us with greater capital management flexibility and enable us to more readily access the capital markets in order to pursue growth opportunities that may become available to us in the future or should there be any changes in the regulatory environment that call for increased capital requirements.  Although the shelf registration statements do not limit the amount of the foregoing items that we may offer and sell, our ability and any decision to do so is subject to market conditions and our capital needs.  On June 19, 2012, we sold $250.0 million aggregate principal amount of senior unsecured notes due in 2017 bearing a fixed interest rate of 5.00%.  We may redeem all or part of the 5.00% Senior Notes at any time, subject to a 30 day minimum notice requirement, at par together with accrued and unpaid interest to the redemption date.  The net proceeds from the 5.00% Senior Notes were used to prepay on September 13, 2012 our 5.75% Senior Notes which were due October 15, 2012.  The repayment of the 5.75% Senior Notes and the issuance of the 5.00% Senior Notes will result in a reduction of future annual interest expense of approximately $2.0 million.  At this time, we do not have immediate plans or current commitments to sell additional securities under any shelf registration statement.

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of interest on its debt obligations and repurchases of common stock. During the nine months ended September 30, 2012, Astoria Financial Corporation paid dividends totaling $20.2 million and interest totaling $19.2 million.  On October 17, 2012, we declared a quarterly cash dividend of $0.04 per share on shares of our common stock payable on December 1, 2012 to stockholders of record as of the close of business on November 15, 2012.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At September 30, 2012, a maximum of 8,107,300 shares may yet be purchased under this plan.  However, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal.  Since Astoria Federal is a federally chartered savings association, there are regulatory limits on its ability to make distributions to Astoria Financial Corporation.  See Part I, Item 1, “Regulation and Supervision,” in our 2011 Annual Report on Form 10-K for further discussion of these regulatory limits.  Astoria Federal paid dividends to Astoria Financial Corporation totaling $21.3 million during the nine months ended September 30, 2012.  On October 3, 2012, Astoria Federal paid a dividend in the amount of $19.5 million to Astoria Financial Corporation.

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At September 30, 2012, our tangible capital ratio, which represents stockholders’ equity less goodwill divided by total assets less goodwill, was 6.59%.  At September 30, 2012, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 8.86%, leverage capital ratio of 8.86% and total risk-based capital ratio of 15.90%.  Astoria Federal’s tier 1 risk-based capital ratio was 14.64% at September 30, 2012.  As of September 30, 2012, Astoria Federal continues to be a well capitalized institution for all bank regulatory purposes.

Pursuant to the Reform Act, we will be subject to new minimum capital requirements to be set by the FRB. The FRB recently issued notices of proposed rulemaking that would subject all savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements. These proposed rules would also revise the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards, and propose an additional common equity tier 1 capital conservation buffer of 2.50% of risk-weighted assets, to be applied to the common equity tier 1 capital ratio, the tier 1 capital ratio and the total capital ratio, with restrictions on capital distributions and certain discretionary cash bonus payments if the capital conservation buffer is not met. The proposed rules would also revise the FRB rules for calculating risk-weighted assets to enhance their risk sensitivity, which, among other things, would generally exclude trust preferred securities as a component of tier 1 capital.  The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets would be phased in, to provide time for banking organizations to meet the new capital standards, beginning January 1, 2013 with full implementation by January 1, 2015.  The capital conservation buffer framework would phase-in between 2016 and 2018, with full implementation by January 1, 2019. We are continuing to review the impact that the Reform Act, Basel III and related proposed rule-making will have on our business, financial condition and results of operations.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered financial derivative instruments.  Commitments to sell loans totaled $87.8 million at September 30, 2012.  The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.  We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2011.

The following table details our contractual obligations at September 30, 2012.

	Payments due by period
		Less than	One to	Three to	More than
(In Thousands)	Total	One Year	Three Years	Five Years	Five Years
On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$ 3,953,866	$525,000	$ 550,000	$ 2,750,000	$ 128,866
Off-balance sheet contractual obligations:
Commitments to originate and purchase loans (1)	565,568	565,568	—	—	—
Commitments to fund unused lines of credit (2)	226,182	226,182	—	—	—
Total	$ 4,745,616	$1,316,750	$ 550,000	$ 2,750,000	$ 128,866

(1) Includes commitments to originate loans held-for-sale of $68.1 million. (2) Includes commitments to fund unused home equity lines of credit of $151.0 million.

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

Comparison of Financial Condition as of September 30, 2012 and December 31, 2011 and Operating Results for the Three and Nine Months Ended September 30, 2012 and 2011

Financial Condition

Total assets increased $16.1 million to $17.04 billion at September 30, 2012, from $17.02 billion at December 31, 2011, primarily due to an increase in our mortgage loan portfolio, which was substantially offset by a decline in our securities portfolio and a decrease in other assets.

Loans receivable, net, increased $293.2 million to $13.41 billion at September 30, 2012, from $13.12 billion at December 31, 2011, primarily due to an increase in mortgage loans.  Mortgage loans increased $301.5 million to $13.22 billion at September 30, 2012, from $12.92 billion at December 31, 2011, due to increases in our multi-family and commercial real estate mortgage loan portfolios, partially offset by a decrease in our residential mortgage loan portfolio.  Gross mortgage loans originated and purchased for portfolio during the nine months ended September 30, 2012 totaled $3.52 billion, of which $1.23 billion were multi-family and commercial real estate loan originations, $1.45 billion were residential loan originations and $841.0 million were residential loan purchases.  This compares to gross mortgage loans originated and purchased for portfolio during the nine months ended September 30, 2011 totaling $2.37 billion, of which $1.1 million were multi-family loan originations, $1.61 billion were residential loan originations and $754.9 million were residential loan purchases.  Mortgage loan repayments increased to $3.14 billion for the nine months ended September 30, 2012, compared to $3.12 billion for the nine months ended September 30, 2011.

Our residential mortgage loan portfolio decreased $322.1 million to $10.24 billion at September 30, 2012, from $10.56 billion at December 31, 2011, and represented 76% of our total loan portfolio at September 30, 2012.  Residential mortgage loan repayments remain at elevated levels, but did not accelerate during the first nine months of 2012.  However, the levels of repayments outpaced our origination and purchase volume during the nine months ended September 30, 2012, resulting in a decline in the portfolio.  During the nine months ended September 30, 2012, the loan-to-value ratio of our residential mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 60% and the loan amount averaged approximately $734,000.

While our mortgage loan portfolio continues to consist primarily of residential mortgage loans, at September 30, 2012 our combined multi-family and commercial real estate mortgage loan portfolio represented 22% of our total loan portfolio, up from 18% at December 31, 2011.  This reflects our focus on repositioning the asset mix of our balance sheet, concentrating more on higher yielding multi-family loans than on lower yielding residential loans.  Our multi-family mortgage loan portfolio increased $568.4 million to $2.26 billion at September 30, 2012, from $1.69 billion at December 31, 2011, as a result of strong loan production during the first nine months of 2012 which outpaced repayments.  Our commercial real estate loan portfolio increased $55.2 million to $714.9 million at September 30, 2012, from $659.7 million at December 31, 2011, resulting from originations of $180.5 million which surpassed the levels of repayments during the nine months ended September 30, 2012.  We resumed multi-family and commercial real estate lending during the latter half of 2011, primarily in New York.  During the nine months ended September 30, 2012, the loan-to-value ratio of our multi-family and commercial real estate mortgage loan originations, at the time of origination, averaged approximately 53% and the loan amount averaged approximately $3.2 million.

Securities repayments of $866.5 million and sales of $51.8 million were in excess of securities purchased totaling $741.2 million during the nine months ended September 30, 2012 and resulted in a decrease of $196.2 million in the securities portfolio to $2.28 billion at September 30, 2012, compared to $2.47 billion at December 31, 2011.  At September 30, 2012, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost of $2.19 billion, a weighted average current coupon of 3.35%, a weighted average collateral coupon of 4.73% and a weighted average life of 2.3 years.  For additional information regarding our securities portfolio, see Note 2 of Notes to Consolidated Financial Statements, in Item 1, “Financial Statements (Unaudited).”

Other assets decreased $85.1 million to $230.3 million at September 30, 2012, compared to $315.4 million at December 31, 2011.  This decline primarily reflects the utilization of the remaining balance of our prepaid deposit insurance assessment with the FDIC, coupled with a decline in the balance of our net deferred tax asset.

Deposits decreased $706.7 million to $10.54 billion at September 30, 2012, from $11.25 billion at December 31, 2011, due to a decrease in certificates of deposit, offset by an increase of $488.0 million in money market, NOW and demand deposit and savings accounts.  At September 30, 2012, low cost savings, money market and NOW and demand deposit accounts represented 59% of total deposits, up from 51% at December 31, 2011.  This reflects our efforts to reposition the liability mix of our balance sheet, reducing high cost certificates of deposit, which decreased $1.19 billion since December 31, 2011 to $4.32 billion at September 30, 2012, and increasing low cost savings, money market and NOW and demand deposit accounts.  Money market accounts increased $323.9 million since December 31, 2011 to $1.44 billion at September 30, 2012.  NOW and demand deposit accounts increased $103.1 million since December 31, 2011 to $1.96 billion at September 30, 2012.  Savings accounts increased $60.9 million since December 31, 2011 to $2.81 billion at September 30, 2012.  The increases in low cost savings, money market and NOW and demand deposit accounts during the nine months ended September 30, 2012 appear to reflect customer preference for the liquidity these types of deposits provide, and, to a lesser degree, reflect the initial benefits from our efforts to expand our business banking customer base.

Total borrowings, net, increased $687.8 million to $4.81 billion at September 30, 2012, from $4.12 billion at December 31, 2011, primarily due to an increase of $1.09 billion in FHLB-NY advances, partially offset by a decrease of $400.0 million in reverse repurchase agreements.  The increase in FHLB-NY advances is the result of our use of low cost borrowings during this period of historic low interest rates to offset the decline in high cost certificates of deposit to help manage interest rate risk.

Stockholders’ equity increased $43.9 million to $1.30 billion at September 30, 2012, from $1.25 billion at December 31, 2011.  The increase in stockholders’ equity was primarily due to net income of $36.2 million, a decrease in accumulated other comprehensive loss of $19.2 million and the allocation of ESOP stock of $7.0 million, partially offset by dividends declared of $20.2 million.  The decrease in accumulated other comprehensive loss was primarily due to an increase in the funded status of our defined benefit pension plans at March 31, 2012, compared to December 31, 2011, resulting from the remeasurement of the plan obligations and assets as of March 31, 2012 in response to plan amendments approved during the 2012 first quarter.  For further information on our defined benefit pension plans, see Note 6 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

Results of Operations

General

Net income for the three months ended September 30, 2012 increased $2.2 million to $13.4 million, from $11.2 million for the three months ended September 30, 2011, reflecting a reduction of non-interest expense which more than offset a lower level of net interest income.  Diluted earnings per common share was $0.14 per share for the three months ended September 30, 2012, compared to $0.12 per share for the three months ended September 30, 2011.  Return on average assets was 0.31% for the three months ended September 30, 2012, compared to 0.26% for the three months ended September 30, 2011.  Return on average stockholders’ equity was 4.14% for the three months ended September 30, 2012, compared to 3.51% for the three months ended September 30, 2011.  Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, was 4.84% for the three months ended September 30, 2012, compared to 4.11% for the three months ended September 30, 2011.  The increases in these returns for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, were primarily due to the increase in net income.

Net income for the nine months ended September 30, 2012 decreased $19.2 million to $36.2 million, from $55.4 million for the nine months ended September 30, 2011, primarily due to a lower level of net interest income, coupled with an increase in non-interest expense.  Diluted earnings per common share was $0.38 per share for the nine months ended September 30, 2012, compared to $0.58 per share for the nine months ended September 30, 2011.  Return on average assets was 0.28% for the nine months ended September 30, 2012, compared to 0.42% for the nine months ended September 30, 2011.  Return on average stockholders’ equity was 3.79% for the nine months ended September 30, 2012, compared to 5.85% for the nine months ended September 30, 2011.  Return on average tangible stockholders’ equity was 4.44% for the nine months ended September 30, 2012, compared to 6.85% for the nine months ended September 30, 2011.  The decreases in these returns for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, were primarily due to the decrease in net income.

Our results of operations for the nine months ended September 30, 2012 include net charges of $3.4 million ($2.2 million, after tax) associated with cost control initiatives implemented in the 2012 first quarter and an early extinguishment of debt charge of $1.2 million ($785,000, after tax) associated with the prepayment of our 5.75% Senior Notes in the 2012 third quarter.  See “Non-Interest Expense” for additional information on the cost control initiatives implemented in the 2012 first quarter and the 2012 third quarter extinguishment of debt charge.

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

Net interest income decreased $4.6 million to $86.0 million for the three months ended September 30, 2012, from $90.6 million for the three months ended September 30, 2011, and decreased $27.0 million to $260.9 million for the nine months ended September 30, 2012, from $287.9 million for the nine months ended September 30, 2011.  The net interest rate spread decreased to 2.02% for the three months ended September 30, 2012, from 2.19% for the three months ended September 30, 2011, and decreased to 2.08% for the nine months ended September 30, 2012, from 2.26% for the nine months ended September 30, 2011.  The net interest margin decreased to 2.09% for the three months ended September 30, 2012, from 2.27% for the three months ended September 30, 2011, and decreased to 2.15% for the nine months ended September 30, 2012, from 2.34% for the nine months ended September 30, 2011.   The decreases in net interest income, the net interest rate spread and the net interest margin for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, are primarily due to more rapid declines in the yields on average interest-earning assets than the declines in the costs of average interest-bearing liabilities.  In addition, the short-term cost to carry the 5.00% Senior Notes, issued in June 2012 for purposes of repaying the previously outstanding 5.75% Senior Notes which were prepaid in September 2012, had the effect of reducing the 2012 third quarter and nine month net interest income and had a negative impact on the net interest margin of approximately nine basis points for the 2012 third quarter and three basis points for the nine months ended September 30, 2012.

Interest income for the three months ended September 30, 2012 decreased, compared to the three months ended September 30, 2011, primarily due to lower average yields on mortgage loans and mortgage-backed and other securities, partially offset by an increase in the average balance of multi-family and commercial real estate loans.  For the nine months ended September 30, 2012, interest income decreased compared to the nine months ended September 30, 2011.  This decline was also primarily due to lower average yields on mortgage loans and mortgage-backed and other securities, coupled with a decrease in the average balance of mortgage loans.  Interest expense for the three and nine months ended September 30, 2012 also decreased in relation to the three and nine months ended September 30, 2011, primarily due to decreases in interest expense on certificates of deposit and borrowings.  The average balance of net interest-earning assets increased $123.3 million to $712.1 million for the three months ended September 30, 2012, from $588.8 million for the three months ended September 30, 2011, and increased $96.9 million to $685.1 million for the nine months ended September 30, 2012, from $588.2 million for the nine months ended September 30, 2011.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following tables set forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three and nine months ended September 30, 2012 and 2011.  Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown.  Average balances are derived from average daily balances.  The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended September 30,
	2012				2011
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$10,495,563		$91,490	3.49%	$10,604,853		$105,769	3.99%
Multi-family and commercial real estate	2,908,993		38,127	5.24	2,515,957		39,338	6.25
Consumer and other loans (1)	271,309		2,309	3.40	293,238		2,461	3.36
Total loans	13,675,865		131,926	3.86	13,414,048		147,568	4.40
Mortgage-backed and other securities (2)	2,290,702		14,453	2.52	2,344,816		19,670	3.36
Repurchase agreements and interest- earning cash accounts	277,319		182	0.26	115,228		54	0.19
FHLB-NY stock	181,792		1,773	3.90	128,664		1,432	4.45
Total interest-earning assets	16,425,678		148,334	3.61	16,002,756		168,724	4.22
Goodwill	185,151				185,151
Other non-interest-earning assets	806,010				925,222
Total assets	$17,416,839				$17,113,129

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,843,856		710	0.10	$2,799,738		2,316	0.33
Money market	1,406,949		2,234	0.64	646,966		1,491	0.92
NOW and demand deposit	1,943,448		228	0.05	1,804,760		301	0.07
Total savings, money market and NOW and demand deposit	6,194,253		3,172	0.20	5,251,464		4,108	0.31
Certificates of deposit	4,428,338		18,947	1.71	5,951,875		29,378	1.97
Total deposits	10,622,591		22,119	0.83	11,203,339		33,486	1.20
Borrowings	5,090,960		40,217	3.16	4,210,625		44,594	4.24
Total interest-bearing liabilities	15,713,551		62,336	1.59	15,413,964		78,080	2.03
Non-interest-bearing liabilities	413,756				421,604
Total liabilities	16,127,307				15,835,568
Stockholders’ equity	1,289,532				1,277,561
Total liabilities and stockholders’ equity	$17,416,839				$17,113,129

Net interest income/ net interest rate spread (3)			$85,998	2.02%			$90,644	2.19%

Net interest-earning assets/ net interest margin (4)	$712,127			2.09%	$588,792			2.27%

Ratio of interest-earning assets to interest-bearing liabilities	1.05	x			1.04	x

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

(4)        Net interest margin represents net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30,
	2012				2011
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$10,589,227		$286,236	3.60%	$10,701,179		$332,314	4.14%
Multi-family and commercial real estate	2,631,859		111,088	5.63	2,694,186		124,915	6.18
Consumer and other loans (1)	275,854		6,944	3.36	300,502		7,477	3.32
Total loans	13,496,940		404,268	3.99	13,695,867		464,706	4.52
Mortgage-backed and other securities (2)	2,381,407		49,445	2.77	2,441,661		63,432	3.46
Repurchase agreements and interest- earning cash accounts	160,272		282	0.23	153,312		221	0.19
FHLB-NY stock	159,774		4,928	4.11	134,549		5,386	5.34
Total interest-earning assets	16,198,393		458,923	3.78	16,425,389		533,745	4.33
Goodwill	185,151				185,151
Other non-interest-earning assets	843,811				908,537
Total assets	$17,227,355				$17,519,077

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,825,012		4,084	0.19	$2,770,622		7,812	0.38
Money market	1,259,063		6,242	0.66	476,046		2,370	0.66
NOW and demand deposit	1,907,300		814	0.06	1,787,848		872	0.07
Total savings, money market and NOW and demand deposit	5,991,375		11,140	0.25	5,034,516		11,054	0.29
Certificates of deposit	4,896,215		67,339	1.83	6,318,082		95,102	2.01
Total deposits	10,887,590		78,479	0.96	11,352,598		106,156	1.25
Borrowings	4,625,679		119,581	3.45	4,484,543		139,694	4.15
Total interest-bearing liabilities	15,513,269		198,060	1.70	15,837,141		245,850	2.07
Non-interest-bearing liabilities	442,512				417,391
Total liabilities	15,955,781				16,254,532
Stockholders’ equity	1,271,574				1,264,545
Total liabilities and stockholders’ equity	$17,227,355				$17,519,077

Net interest income/ net interest rate spread (3)			$260,863	2.08%			$287,895	2.26%

Net interest-earning assets/ net interest margin (4)	$685,124			2.15%	$588,248			2.34%

Ratio of interest-earning assets to interest-bearing liabilities	1.04	x			1.04	x

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

	Increase (Decrease) for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011			Increase (Decrease) for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
Residential	$(1,085)	$(13,194)	$(14,279)	$(3,421)	$(42,657)	$(46,078)
Multi-family and commercial real estate	5,650	(6,861)	(1,211)	(2,853)	(10,974)	(13,827)
Consumer and other loans	(181)	29	(152)	(622)	89	(533)
Mortgage-backed and other securities	(441)	(4,776)	(5,217)	(1,541)	(12,446)	(13,987)
Repurchase agreements and interest- earning cash accounts	102	26	128	11	50	61
FHLB-NY stock	535	(194)	341	908	(1,366)	(458)
Total	4,580	(24,970)	(20,390)	(7,518)	(67,304)	(74,822)
Interest-bearing liabilities:
Savings	35	(1,641)	(1,606)	157	(3,885)	(3,728)
Money market	1,310	(567)	743	3,872	—	3,872
NOW and demand deposit	23	(96)	(73)	67	(125)	(58)
Certificates of deposit	(6,882)	(3,549)	(10,431)	(19,860)	(7,903)	(27,763)
Borrowings	8,277	(12,654)	(4,377)	4,242	(24,355)	(20,113)
Total	2,763	(18,507)	(15,744)	(11,522)	(36,268)	(47,790)
Net change in net interest income	$1,817	$(6,463)	$(4,646)	$4,004	$(31,036)	$(27,032)

Interest Income

Interest income decreased $20.4 million to $148.3 million for the three months ended September 30, 2012, from $168.7 million for the three months ended September 30, 2011, due to a decrease in the average yield on interest-earning assets to 3.61% for the three months ended September 30, 2012, from 4.22% for the three months ended September 30, 2011, partially offset by an increase of $422.9 million in the average balance of interest-earning assets to $16.43 billion for the three months ended September 30, 2012, from $16.00 billion for the three months ended September 30, 2011.  The decrease in the average yield on interest-earning assets was primarily due to lower average yields on mortgage loans and mortgage-backed and other securities.  The increase in the average balance of interest-earning assets was primarily due to increases in the average balances of multi-family and commercial real estate loans and repurchase agreements and interest-earning cash accounts, partially offset by a decrease in the average balance of residential mortgage loans.

Interest income on residential mortgage loans decreased $14.3 million to $91.5 million for the three months ended September 30, 2012, from $105.8 million for the three months ended September 30, 2011, primarily due to a decrease in the average yield to 3.49% for the three months ended September 30, 2012, from 3.99% for the three months ended September 30, 2011.  The decrease in the average yield was primarily due to new originations at lower interest rates than the rates on loans repaid over the past year and the impact of the downward repricing of our ARM loans.  The lower interest rates are attributable to the negative impact of the U.S. government programs that impede our ability to grow residential mortgage loans profitably.  Net premium and deferred loan origination cost amortization on residential mortgage loans decreased $1.2 million to $6.0 million for the three months ended September 30, 2012, from $7.2 million for the three months ended September 30, 2011.  The average balance of residential mortgage loans decreased $109.3 million to $10.50 billion for the three months ended September 30, 2012, reflecting the continued elevated levels of repayments on such loans which have outpaced our originations over the past year.

Interest income on multi-family and commercial real estate mortgage loans decreased $1.2 million to $38.1 million for the three months ended September 30, 2012, from $39.3 million for the three months ended September 30, 2011, due to a decrease in the average yield to 5.24% for the three months ended September 30, 2012, from 6.25% for the three months ended September 30, 2011, offset by an increase of $393.0 million in the average balance of such loans.  The decrease in the average yield was due, in part, to new originations at interest rates below the weighted average rates of the portfolios and by a decrease in prepayment penalties.  Prepayment penalties decreased $257,000 to $1.8 million for the three months ended September 30, 2012, from $2.1 million for the three months ended September 30, 2011.  The increase in the average balance of multi-family and commercial real estate loans is attributable to the strong levels of originations of such loans which have exceeded repayments over the past year.

Interest income on mortgage-backed and other securities decreased $5.2 million to $14.5 million for the three months ended September 30, 2012, from $19.7 million for the three months ended September 30, 2011, primarily due to a decrease in the average yield to 2.52% for the three months ended September 30, 2012, from 3.36% for the three months ended September 30, 2011.  The decrease in the average yield on mortgage-backed and other securities was primarily due to repayments on higher yielding securities and purchases of new securities with lower coupons than the weighted average coupon for the portfolio and an increase in net premium amortization.  Net premium amortization increased $2.6 million to $4.5 million for the three months ended September 30, 2012, from $1.9 million for the three months ended September 30, 2011.  The average balance of mortgage-backed and other securities decreased $54.1 million to $2.29 billion for the three months ended September 30, 2012, reflecting securities repayments and sales over the past year in excess of purchases.

Interest income decreased $74.8 million to $458.9 million for the nine months ended September 30, 2012, from $533.7 million for the nine months ended September 30, 2011.  This decrease was due to a decrease in the average yield on interest-earning assets to 3.78% for the nine months ended September 30, 2012, from 4.33% for the nine months ended September 30, 2011, coupled with a decrease of $227.0 million in the average balance of interest-earning assets to $16.20 billion for the nine months ended September 30, 2012, from $16.43 billion for the nine months ended September 30, 2011.  The decrease in the average balance of interest-earning assets reflects a decline in the average balance of total loans receivable, particularly residential mortgage loans, and mortgage-backed and other securities.

Interest income on residential mortgage loans decreased $46.1 million to $286.2 million for the nine months ended September 30, 2012, from $332.3 million for the nine months ended September 30, 2011, primarily due to a decrease in the average yield to 3.60% for the nine months ended September 30, 2012, from 4.14% for the nine months ended September 30, 2011.

The average balance of residential mortgage loans decreased $112.0 million to $10.59 billion for the nine months ended September 30, 2012.  Net premium amortization on residential mortgage loans decreased $1.1 million to $18.5 million for the nine months ended September 30, 2012, from $19.6 million for the nine months ended September 30, 2011.

Interest income on multi-family and commercial real estate loans decreased $13.8 million to $111.1 million for the nine months ended September 30, 2012, from $124.9 million for the nine months ended September 30, 2011, due to a decrease in the average yield to 5.63% for the nine months ended September 30, 2012, from 6.18% for the nine months ended September 30, 2011, coupled with a decrease of $62.3 million in the average balance of such loans.  The decrease in the average yield reflects new originations at interest rates below the weighted average rates of the portfolios, partially offset by an increase in prepayment penalties.  Prepayment penalties increased $1.3 million to $6.5 million for the nine months ended September 30, 2012, from $5.2 million for the nine months ended September 30, 2011.

Interest income on mortgage-backed and other securities decreased $14.0 million to $49.4 million for the nine months ended September 30, 2012, from $63.4 million for the nine months ended September 30, 2011.  This decrease was primarily due to a decrease in the average yield to 2.77% for the nine months ended September 30, 2012, from 3.46% for the nine months ended September 30, 2011.  The average balance of the portfolio declined $60.3 million to $2.38 billion for the nine months ended September 30, 2012.

Except as otherwise noted, the principal reasons for the changes in the average yields and average balances of the various assets noted above for the nine months ended September 30, 2012 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2012.

Interest Expense

Interest expense decreased $15.8 million to $62.3 million for the three months ended September 30, 2012, from $78.1 million for the three months ended September 30, 2011, due to a decrease in the average cost of interest-bearing liabilities to 1.59% for the three months ended September 30, 2012, from 2.03% for the three months ended September 30, 2011, offset by an increase of $299.6 million in the average balance of interest-bearing liabilities to $15.71 billion for the three months ended September 30, 2012, from $15.41 billion for the three months ended September 30, 2011.  The decrease in the average cost of interest-bearing liabilities was primarily due to decreases in the average costs of borrowings, certificates of deposit and savings accounts.  The increase in the average balance of interest-bearing liabilities was due to increases in the average balances of borrowings and total savings, money market and NOW and demand deposit accounts, particularly money market accounts, partially offset by a decrease in the average balance of certificates of deposit.

Interest expense on total deposits decreased $11.4 million to $22.1 million for the three months ended September 30, 2012, from $33.5 million for the three months ended September 30, 2011, due to a decrease of in the average cost to 0.83% for the three months ended September 30, 2012, from 1.20% for the three months ended September 30, 2011, coupled with a decrease of $580.7 million in the average balance of total deposits to $10.62 billion for the three months ended September 30, 2012, from $11.20 billion for the three months ended September 30, 2011.  The decrease in the average cost of total deposits was primarily due to decreases in the average costs of our certificates of deposit and savings accounts.  The decrease in the average balance of total deposits was due to a decrease in the average balance of certificates of deposit, offset by increases in the average balances of money market, NOW and demand deposit and savings accounts.

Interest expense on certificates of deposit decreased $10.5 million to $18.9 million for the three months ended September 30, 2012, from $29.4 million for the three months ended September 30, 2011, due to a decrease of $1.52 billion in the average balance, coupled with a decrease in the average cost to 1.71% for the three months ended September 30, 2012, from 1.97% for the three months ended September 30, 2011.  The decrease in the average balance of certificates of deposit was primarily the result of our reduced focus on certificates of deposit, reflecting our efforts in 2012 to reposition the liability mix of our balance sheet to increase our low cost savings, money market and NOW and demand deposit accounts and reduce high cost certificates of deposit.  The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates.  During the three months ended September 30, 2012, $952.3 million of certificates of deposit, with a weighted average rate of 1.82% and a weighted average maturity at inception of twenty-four months, matured and $731.5 million of certificates of deposit were issued or repriced, with a weighted average rate of 0.93% and a weighted average maturity at inception of twenty-one months.

Interest expense on savings accounts decreased $1.6 million to $710,000 for the three months ended September 30, 2012, from $2.3 million for the three months ended September 30, 2011, primarily due to a decrease in the average cost to 0.10% for the three months ended September 30, 2012, compared to 0.33% for the three months ended September 30, 2011.  Interest expense on money market accounts increased $743,000 to $2.2 million for the three months ended September 30, 2012, from $1.5 million for the three months ended September 30, 2011.  This increase was due to an increase of $760.0 million in the average balance of money market accounts to $1.41 billion for the three months ended September 30, 2012, from $647.0 million for the three months ended September 30, 2011, offset by a decrease in the average cost to 0.64% for the three months ended September 30, 2012, from 0.92% for the three months ended September 30, 2011.  The increase in the average balance of money market accounts for the 2012 third quarter compared to the 2011 third quarter reflects the success of our premium money market product which was introduced during the 2011 third quarter.   The decline in the average cost of money market accounts reflects the decline in the interest rates offered on such accounts from that which was initially offered.

Interest expense on borrowings decreased $4.4 million to $40.2 million for the three months ended September 30, 2012, from $44.6 million for the three months ended September 30, 2011, due to a decrease in the average cost to 3.16% for the three months ended September 30, 2012, from 4.24% for the three months ended September 30, 2011, offset by an increase of $880.3 million in the average balance.  The decrease in the average cost of borrowings was the result of the repayment of borrowings that matured over the past year which had a higher weighted average rate than the weighted average rate of the portfolio and increased utilization of low cost FHLB-NY advances during 2012, partially offset by the short-term cost to carry the 5.00% Senior Notes issued in June 2012 for purposes of repaying the previously outstanding 5.75% Senior Notes which were prepaid in September 2012.  The increase in the average balance of borrowings was primarily the result of using low cost borrowings to help offset the decline in high cost certificates of deposit during 2012 and the issuance of the 5.00% Senior Notes in June 2012.

Interest expense decreased $47.8 million to $198.1 million for the nine months ended September 30, 2012, from $245.9 million for the nine months ended September 30, 2011, due to a decrease in the average cost of interest-bearing liabilities to 1.70% for the nine months ended September 30, 2012, from 2.07% for the nine months ended September 30, 2011, coupled with a decrease of $323.9 million in the average balance of interest-bearing liabilities to $15.51 billion for the nine months ended September 30, 2012, from $15.84 billion for the nine months ended September 30, 2011.  The decrease in the average balance of interest-bearing liabilities was primarily due to a decrease in the average balance of certificates of deposit, partially offset by increases in the average balances of money market accounts, borrowings and savings accounts.

Interest expense on total deposits decreased $27.7 million to $78.5 million for the nine months ended September 30, 2012, from $106.2 million for the nine months ended September 30, 2011.  This decrease was due to a decrease of $465.0 million in the average balance of total deposits to $10.89 billion for the nine months ended September 30, 2012, from $11.35 billion for the nine months ended September 30, 2011, coupled with a decrease in the average cost to 0.96% for the nine months ended September 30, 2012, from 1.25% for the nine months ended September 30, 2011.

Interest expense on certificates of deposit decreased $27.8 million to $67.3 million for the nine months ended September 30, 2012, from $95.1 million for the nine months ended September 30, 2011, due to a decrease of $1.42 billion in the average balance, coupled with a decrease in the average cost to 1.83% for the nine months ended September 30, 2012, from 2.01% for the nine months ended September 30, 2011.  During the nine months ended September 30, 2012, $2.90 billion of certificates of deposit matured, with a weighted average rate of 1.57% and a weighted average maturity at inception of twenty-one months, and $1.72 billion of certificates of deposit were issued or repriced, with a weighted average rate of 0.60% and a weighted average maturity at inception of nineteen months.

Interest expense on savings accounts decreased $3.7 million to $4.1 million for the nine months ended September 30, 2012, from $7.8 million for the nine months ended September 30, 2011, primarily due to a decrease in the average cost to 0.19% for the nine months ended September 30, 2012, compared to 0.38% for the nine months ended September 30, 2011.  Interest expense on money market accounts increased $3.8 million to $6.2 million for the nine months ended September 30, 2012, from $2.4 million for the nine months ended September 30, 2011.  This increase was due to an increase of $783.0 million in the average balance of money market accounts.  The average cost of money market accounts was 0.66% for the nine months ended September 30, 2012 and 2011.

Interest expense on borrowings decreased $20.1 million to $119.6 million for the nine months ended September 30, 2012, from $139.7 million for the nine months ended September 30, 2011.  This decrease was due to a decrease in the average cost to 3.45% for the nine months ended September 30, 2012, from 4.15% for the nine months ended September 30, 2011, offset by an increase of $141.1 million in the average balance.

Except as otherwise noted, the principal reasons for the changes in the average costs and average balances of the various liabilities noted above for the nine months ended September 30, 2012 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2012.

Provision for Loan Losses

We review our allowance for loan losses on a quarterly basis.  Material factors considered during our quarterly review are our loss experience, the composition and direction of loan delinquencies, the size and composition of our loan portfolio and the impact of current economic conditions.  We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  We are impacted by both national and regional economic factors. With residential mortgage loans from various regions of the country held in our portfolio, the condition of the national economy impacts our earnings.  During 2011 and continuing into 2012, the U.S. economy has shown signs of a very slow and tenuous recovery from the recession which began in 2008.  The national unemployment rate, while still at a high level, declined to 7.8% for September 2012, compared to a peak of 10.0% for October 2009, although new job growth remains slow.  Softness in the housing and real estate markets persists, although the extent of such softness varies from region to region.  While the trend of lower non-performing loans has continued during 2012, we expect the levels will remain somewhat elevated for some time, especially in certain states where judicial foreclosure proceedings are required.  With respect to our multi-family mortgage loan origination activities, primarily focused in New York, we have observed favorable market conditions during the first nine months of 2012.

The provision for loan losses totaled $9.5 million for the three months ended September 30, 2012, compared to $10.0 million for the three months ended September 30, 2011.  For the nine months ended September 30, 2012, the provision for loan losses totaled $29.5 million, compared to $27.0 million for the nine months ended September 30, 2011.  The allowance for loan losses totaled $148.5 million at September 30, 2012, compared to $148.1 million at June 30, 2012 and $157.2 million at December 31, 2011.  The allowance for loan losses reflects the composition and size of our loan portfolio, the levels and composition of our loan delinquencies and non-performing loans, our loss history and our evaluation of the housing and real estate markets and overall economy, including the unemployment rate and other factors.  The decrease in the allowance for loan losses since December 31, 2011 reflects the general stabilizing trend in overall asset quality we have experienced since 2010 as total delinquencies have continued a downward trend.  Total delinquencies were $508.5 million at September 30, 2012, a slight increase compared to $507.3 million at June 30, 2012 and a decrease of $39.9 million compared to $548.4 million at December 31, 2011.  The slight increase in total delinquencies at September 30, 2012 compared to June 30, 2012 was due to an increase of $22.3 million in early stage loan delinquencies (loans 30-89 days past due), due in part to two borrowing relationships totaling $11.5 million at September 30, 2012 for which the September loan payments were received shortly after September 30, 2012, substantially offset by a decrease in non-performing loans.  The decrease in total delinquencies since December 31, 2011 primarily reflects a decrease in early stage loan delinquencies, although non-performing loans also declined.  Non-performing loans, which are comprised primarily of mortgage loans, totaled $322.2 million, or 2.38% of total loans, at September 30, 2012, a decrease of $21.1 million compared to $343.3 million, or 2.50% of total loans, at June 30, 2012 and a decrease of $10.7 million compared to $332.9 million, or 2.51% of total loans, at December 31, 2011.  The decrease in non-performing loans since June 2012 primarily reflects a decline in non-performing multi-family loans.  The decrease in non-performing loans at September 30, 2012 compared to December 31, 2011 was primarily due to a decrease of $23.2 million in non-performing residential mortgage loans, partially offset by an increase of $12.5 million in non-performing multi-family and commercial real estate mortgage loans due, in part, to loans which were modified in a troubled debt restructuring during 2012.  Net loan charge-offs totaled $9.1 million, or twenty-seven basis points of average loans outstanding, annualized, for the three months ended September 30, 2012 and $38.2 million, or thirty-eight basis points of average loans outstanding, annualized, for the nine months ended September 30, 2012.  This compares to $14.4 million, or forty-three basis points of average loans outstanding, annualized, for the three months ended September 30, 2011 and $50.1 million, or forty-nine basis points of average loans outstanding, annualized, for the nine months ended September 30, 2011.  The allowance for loan losses as a percentage of total loans was 1.09% at September 30, 2012, compared to 1.08% at June 30, 2012 and 1.18% at December 31, 2011.  The allowance for loan losses as a percentage of non-performing loans was 46.08% at September 30, 2012, compared to 43.14% at June 30, 2012 and 47.22% at December 31, 2011.  The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages we apply to our non-performing loans are higher than the allowance coverage percentages applied to our performing loans.  In determining our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral.

When analyzing our asset quality trends and coverage ratios, consideration is given to the accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio.  Included in our non-performing loans are residential mortgage loans which are 180 days or more past due.  We update our estimates of collateral values on residential mortgage loans at 180 days past due and annually thereafter.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its estimated fair value less estimated selling costs.  Therefore, certain losses inherent in our non-performing residential mortgage loans are being recognized through a charge-off at 180 days of delinquency and annually thereafter.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  Therefore, when reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs is considered.  At September 30, 2012, non-performing loans included residential mortgage loans which were 180 days or more past due totaling $244.5 million, net of $79.7 million in charge-offs related to such loans, which had a related allowance for loan losses totaling $12.0 million.

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio.  We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time.  Our 2012 third quarter analysis of loss severity on residential mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO) to the loan’s original principal balance, during the twelve months ended June 30, 2012, indicated an average loss severity of approximately 33%, compared to approximately 31% in our 2012 first and second quarter analyses and approximately 30% in our 2011 fourth quarter analysis.  Our analysis in the 2012 third quarter primarily reviewed residential REO sales which occurred during the twelve months ended June 30, 2012 and included both full documentation and reduced documentation loans in a variety of states with varying years of origination.  Our 2012 third quarter analysis of charge-offs on multi-family and commercial real estate loans, primarily related to loan sales, during the twelve months ended June 30, 2012 indicated an average loss severity of approximately 33%, compared to approximately 31% in our 2012 first and second quarter analyses and approximately 28% in our 2011 fourth quarter analysis.  We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses.  However, the uniqueness of each multi-family and commercial real estate loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses.  We believe that using the loss experience of the past year (twelve months prior to the quarterly analysis) is reflective of the current economic and real estate environment.  The ratio of the allowance for loan losses to non-performing loans was approximately 46% at September 30, 2012, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses.

We update our estimates of collateral value for residential mortgage loans at 180 days past due and annually thereafter and for loans to borrowers who have filed for bankruptcy initially when we are notified of the bankruptcy filing.  Updated estimates of collateral value for residential loans are obtained primarily through automated valuation models. Additionally, our loan servicer performs property inspections to monitor and manage the collateral on our residential loans when they become 45 days past due and monthly thereafter until the foreclosure process is complete. We update our estimates of collateral value for non-performing multi-family and commercial real estate mortgage loans with balances of $1.0 million or greater when the loans initially become non-performing and multi-family and commercial real estate loans modified in a troubled debt restructuring at the time of the modification.  For multi-family and commercial real estate properties, we estimate collateral value through independent third party appraisals or internal cash flow analyses, when current financial information is available, coupled with, in most cases, an inspection of the property. Appraisals on multi-family and commercial real estate loans are reviewed by our internal certified appraisers.  Annually thereafter, inspections of these properties are performed to monitor the collateral.  We also obtain updated estimates of collateral for certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral. Adjustments to final appraised values obtained from independent third party appraisers and automated valuation models are not made.  We monitor property value trends in our market areas to determine what impact, if any, such trends may have on our loan-to-value ratios and the adequacy of the allowance for loan losses.

During the 2012 first quarter, total delinquencies decreased primarily due to a decrease in early stage loan delinquencies, partially offset by an increase in non-performing loans.  Net loan charge-offs decreased for the 2012 first quarter to $17.3 million compared to $31.2 million for the 2011 fourth quarter, primarily due to charge-offs in the 2011 fourth quarter related to certain delinquent and non-performing loans transferred to held-for-sale and certain impaired multi-family and commercial real estate mortgage loans.  The national unemployment rate decreased to 8.2% for March 2012 and there were job gains for the quarter totaling 635,000 at the time of our analysis.  We continued to update our charge-off and loss analysis during the 2012 first quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased compared to December 31, 2011 to $149.9 million at March 31, 2012 and the provision for loan losses totaled $10.0 million for the 2012 first quarter.  During the 2012 second quarter, total delinquencies decreased primarily due to a decrease in non-performing residential mortgage loans.  The national unemployment rate was 8.2% for June 2012 and job gains decreased for the 2012 second quarter compared to the 2012 first quarter and totaled 225,000 at the time of our analysis.  Net loan charge-offs decreased for the 2012 second quarter compared to the 2012 first quarter.  We continued to update our charge-off and loss analysis during the 2012 second quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased slightly compared to March 31, 2012 to $148.1 million at June 30, 2012.  The provision for loan losses totaled $10.0 million for the three months ended June 30, 2012 and $20.0 million for the six months ended June 30, 2012.  During the 2012 third quarter, total delinquencies increased slightly.  The national unemployment rate decreased to 7.8% for September 2012 and there were job gains for the quarter totaling 437,000 at the time of our analysis.  Net loan charge-offs decreased for the 2012 third quarter compared to the 2012 second quarter.  We continued to update our charge-off and loss analysis during the 2012 third quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses increased slightly compared to June 30, 2012 and totaled $148.5 million at September 30, 2012 which resulted in a provision for loan losses of $9.5 million for the three months ended September 30, 2012 and $29.5 million for the nine months ended September 30, 2012.  During the 2012 third quarter, we commenced a review of our allowance for loan loss, charge-off and impairment policies. We anticipate completing such review and implementing any changes to such policies in the 2012 fourth quarter.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, the levels and composition of our loan delinquencies and non-performing loans, our loss history and the current economic environment.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at September 30, 2012 and December 31, 2011.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality” and Note 4 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited).”

Non-Interest Income

Non-interest income increased slightly to $16.6 million for the three months ended September 30, 2012, from $16.5 million for the three months ended September 30, 2011, primarily due to an increase in mortgage banking income, net, which was offset by lower customer service fees.  Non-interest income was unchanged at $51.6 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to a decrease in customer service fees which was offset by gain on sales of securities in 2012 and increases in mortgage banking income, net, and other non-interest income.

Customer service fees decreased $1.4 million to $10.5 million for the three months ended September 30, 2012, from $11.9 million for the three months ended September 30, 2011 and decreased $5.2 million to $30.5 million for the nine months ended September 30, 2012, from $35.7 million for the nine months ended September 30, 2011.  These decreases were primarily due to decreases in ATM fees, overdraft fees related to transaction accounts and commissions on sales of annuities, partially offset by increases in other checking account charges.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, increased to $2.0 million for the three months ended September 30, 2012, compared to $40,000 for the three months ended September 30, 2011 and increased to $5.1 million for the nine months ended September 30, 2012, compared to $2.8 million for the nine months ended September 30, 2011.  These increases were primarily due to increases in net gain on sales of loans.  The increase in the gain on sales of loans was partially offset by a higher provision recorded in the valuation allowance for impairment of MSR and increased amortization of MSR during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, we sold mortgage-backed securities from the available-for-sale portfolio with an amortized cost of $51.8 million resulting in gross realized gains totaling $2.5 million.  There were no sales of securities during 2011.  Other non-interest income increased $1.4 million to $4.5 million for the nine months ended September 30, 2012, from $3.1 million for the nine months ended September 30, 2011, primarily due to an increase in net gain on sales of non-performing loans held-for-sale.

Non-Interest Expense

Non-interest expense decreased $6.0 million to $72.6 million for the three months ended September 30, 2012, from $78.6 million for the three months ended September 30, 2011, primarily due to a decrease in compensation and benefits expense, partially offset by increases in FDIC insurance premium expense and other non-interest expense.  For the nine months ended September 30, 2012, non-interest expense increased $2.7 million to $226.9 million, from $224.2 million for the nine months ended September 30, 2011, primarily due to increases in FDIC insurance premium expense, other non-interest expense and occupancy, equipment and systems expense which more than offset a reduction in compensation and benefits expense.  Our percentage of general and administrative expense to average assets, annualized, decreased to 1.67% for the three months ended September 30, 2012, from 1.84% for the three months ended September 30, 2011, due to the decrease in general and administrative expense, coupled with an increase in average assets.  For the nine months ended September 30, 2012, our percentage of general and administrative expense to average assets, annualized, increased to 1.76%, from 1.71% for the nine months ended September 30, 2011, due to the increase in general and administrative expense, coupled with a decrease in average assets.

Over the past two years, we have incurred higher overall non-interest expense related to regulatory compliance and investment in our growing business lines, particularly multi-family and commercial real estate mortgage lending and, more recently, our business banking initiatives.  In an effort to offset such increases in our non-interest expense we completed a corporate wide review of all components of compensation and staffing levels for the purpose of identifying areas where we could potentially recognize cost savings and efficiencies.  We instituted a salary freeze for executive and senior officers and eliminated stock-based compensation awards for 2012.  We reviewed our staffing levels and retirement benefit plans and identified additional savings.  The additional savings identified included the elimination of 142 positions.  In addition, our Board of Directors approved amendments to our defined benefit pension plans which, among other things, suspended the accrual of additional pension benefits effective April 30, 2012 which resulted in a decline in our benefit obligations and an increase in the funded status and resulted in a reduction of net periodic pension cost beginning in the 2012 second quarter.  The savings resulting from these actions enabled us to control or limit the overall increase in our non-interest expense beginning in the 2012 second quarter.

Compensation and benefits expense decreased $8.7 million to $30.8 million for the three months ended September 30, 2012, from $39.5 million for the three months ended September 30, 2011 and decreased $8.1 million to $105.1 million for the nine months ended September 30, 2012, from $113.2 million for the nine months ended September 30, 2011.  Compensation and benefits expense for the nine months ended September 30, 2012 includes $3.4 million in one-time net charges associated with the cost control initiatives implemented in the 2012 first quarter.  These net charges were more than offset by cost savings realized in the 2012 second and third quarters resulting in the declines in compensation and benefits expense which include reductions in net periodic pension cost and stock-based compensation costs for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011.  In addition, ESOP related expenses declined for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011.  Occupancy, equipment and systems expense increased $1.3 million to $50.0 million for the nine months ended September 30, 2012, compared to $48.7 million for the nine months ended September 30, 2011.  This increase is primarily due to an increase in rent expense resulting from the operating lease commitment entered into during the 2011 third quarter for office space in Jericho, New York to house our multi-family and commercial real estate lending department and other operations.

FDIC insurance premium expense increased $1.7 million to $12.5 million for the three months ended September 30, 2012, compared to $10.8 million for the three months ended September 30, 2011 and increased $8.1 million to $35.6 million for the nine months ended September 30, 2012, from $27.5 million for the nine months ended September 30, 2011.  On February 7, 2011, the FDIC adopted a final rule that redefined the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, as required by the Reform Act, rather than on deposit bases, and revised the risk-based assessment system for all large insured depository institutions effective April 1, 2011 which resulted in significantly higher FDIC insurance premium expense.  For further discussion of the changes in FDIC insurance premiums, see Part I, Item 1, “Business — Regulation and Supervision,” and Item 1A, “Risk Factors,” of our 2011 Annual Report on Form 10-K.

Other non-interest expense increased $1.3 million to $10.8 million for the three months ended September 30, 2012, from $9.5 million for the three months ended September 30, 2011, and increased $2.3 million to $30.7 million for the nine months ended September 30, 2012, from $28.4 million for the nine months ended September 30, 2011.  These increases are primarily due to the early extinguishment of debt charge of $1.2 million related to the prepayment on September 13, 2012 of our 5.75% Senior Notes which were due on October 15, 2012.

Income Tax Expense

For the three months ended September 30, 2012, income tax expense totaled $7.1 million, representing an effective tax rate of 34.6%, compared to $7.4 million for the three months ended September 30, 2011, representing an effective tax rate of 39.7%.  For the nine months ended September 30, 2012, income tax expense totaled $19.8 million, representing an effective tax rate of 35.4%, compared to $32.9 million for the nine months ended September 30, 2011, representing an effective tax rate of 37.2%.  The declines in the effective tax rate for the three and nine months ended September 30, 2012, compared to the three and nine months ended

September 30, 2011, primarily reflect increases in net favorable permanent differences, coupled with, for the 2012 nine month period, a decline in pre-tax book income.

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

The composition of our loan portfolio by property type has remained relatively consistent over the last several years.  However, as a result of our efforts to reposition the asset mix of our balance sheet during 2012, concentrating more on higher yielding multi-family mortgage loans than on lower yielding residential mortgage loans, our multi-family mortgage loans increased to represent 17% of our total loan portfolio at September 30, 2012, compared to 13% at December 31, 2011, and our residential mortgage loan portfolio decreased to represent 76% of our total loan portfolio at September 30, 2012, compared to 80% at December 31, 2011.  At September 30, 2012 and December 31, 2011, our total loan portfolio also included 5% commercial real estate loans and 2% other loan categories.  Full documentation loans comprised 86% of our residential mortgage loan portfolio at September 30, 2012, compared to 85% at December 31, 2011, and comprised 89% of our total mortgage loan portfolio at September 30, 2012, compared to 88% at December 31, 2011.

The following table provides further details on the composition of our residential mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At September 30, 2012		At December 31, 2011
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Residential mortgage loans:
Full documentation interest-only (1)	$2,116,910	20.67%	$2,695,940	25.53%
Full documentation amortizing	6,679,061	65.23	6,308,047	59.73
Reduced documentation interest-only (1)(2)	1,037,717	10.14	1,145,340	10.84
Reduced documentation amortizing (2)	405,703	3.96	412,212	3.90
Total residential mortgage loans	$10,239,391	100.00%	$10,561,539	100.00%

(1)  Interest-only loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  Includes interest-only hybrid ARM loans originated prior to 2007 which were underwritten at the initial note rate, which may have been a discounted rate, totaling $2.25 billion at September 30, 2012 and $2.50 billion at December 31, 2011.

(2)  Includes SISA (stated income, stated asset) loans totaling $227.4 million at September 30, 2012 and $240.7 million at December 31, 2011.

We continue to adhere to prudent underwriting standards.  We underwrite our residential mortgage loans primarily based upon our evaluation of the borrower’s ability to pay.  We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.  Additionally, we do not originate one-year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  In 2006, we began underwriting our residential interest-only hybrid ARM loans based on a fully amortizing loan (in effect, underwriting interest-only hybrid ARM loans as if they were amortizing hybrid ARM loans).  Prior to 2007, we would underwrite our residential interest-only hybrid ARM loans using the initial note rate, which may have been a discounted rate.  In 2007, we began underwriting our residential interest-only hybrid ARM loans at the higher of the fully indexed rate or the initial note rate.  In 2009, we began underwriting our residential interest-only and amortizing hybrid ARM loans at the higher of the fully indexed rate, the initial note rate or 6.00%.  During the 2010 second quarter, we reduced the underwriting interest rate floor from 6.00% to 5.00% to reflect the current interest rate environment.  During the 2010 third quarter, we stopped offering interest-only loans.  Our reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans.  To a lesser extent, reduced documentation loans in our portfolio also include SISA loans.  SIFA and SISA loans required a prospective borrower to complete a standard mortgage loan application.  During the 2007 fourth quarter, we stopped offering reduced documentation loans.

The market does not apply a uniform definition of what constitutes “subprime” lending.  Our reference to subprime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the federal bank regulatory agencies, or the Agencies, on June 29, 2007, which further references the “Expanded Guidance for Subprime Lending Programs,” or the Expanded Guidance, issued by the Agencies by press release dated January 31, 2001.  In the Expanded Guidance, the Agencies indicated that subprime lending does not refer to individual subprime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards.  The Agencies recognize that many prime loan portfolios will contain such accounts.  The Agencies also excluded prime loans that develop credit problems after acquisition and community development loans from the subprime arena.  According to the Expanded Guidance, subprime loans are other loans to borrowers which display one or more characteristics of reduced payment capacity.  Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all subprime borrowers and may not match all markets or institutions’ specific subprime definitions, are set forth, including having a credit (FICO) score of 660 or below.  However, we do not associate a particular FICO score with our definition of subprime loans.  Consistent with the guidance provided by federal bank regulatory agencies, we consider subprime loans to be loans to borrowers with a credit history containing one or more of the following at the time of origination: (1) bankruptcy within the last four years; (2) foreclosure within the last two years; or (3) two 30 day mortgage delinquencies in the last twelve months.  In addition, subprime loans generally display the risk layering of the following features: high debt-to-income ratio; low or no cash reserves; loan-to-value ratios over 90%; short-term interest-only periods or negative amortization loan products; or reduced or no documentation loans.  Our current underwriting standards would generally preclude us from originating loans to borrowers with a credit history containing a bankruptcy or a foreclosure within the last five years or two 30 day mortgage delinquencies in the last twelve months.  Based upon the definition and exclusions described above, we are a prime lender.  Within our portfolio of residential mortgage loans, we have loans to borrowers who had FICO scores of 660 or below at the time of origination. However, as a portfolio lender we underwrite our loans considering all credit criteria, as well as collateral value, and do not base our underwriting decisions solely on FICO scores.  Based on our underwriting criteria, particularly the average loan-to-value ratios at origination, we consider our loans to borrowers with FICO scores of 660 or below at origination to be prime loans.

Although FICO scores are considered as part of our underwriting process, they have not always been recorded on our mortgage loan system and are not available for all of the residential mortgage loans on our mortgage loan system.  However, substantially all of our residential mortgage loans originated since March 2005 have FICO scores as of the loan origination date (original FICO scores) available on our mortgage loan system.  At September 30, 2012, residential mortgage loans which had original FICO scores available on our mortgage loan system totaled $9.11 billion, or 89% of our total residential mortgage loan portfolio, of which $410.5 million, or 5%, had original FICO scores of 660 or below.  At December 31, 2011, residential mortgage loans which had original FICO scores available on our mortgage loan system totaled $9.30 billion, or 88% of our total residential mortgage loan portfolio, of which $433.6 million, or 5%, had original FICO scores of 660 or below.  Of our residential mortgage loans to borrowers with known original FICO scores of 660 or below, 71% are interest-only loans and 29% are amortizing loans at September 30, 2012 and December 31, 2011.  In addition, 66% of our loans to borrowers with known original FICO scores of 660 or below were full documentation loans and 34% were reduced documentation loans at September 30, 2012 and 67% of our loans to borrowers with known original FICO scores of 660 or below were full documentation loans and 33% were reduced documentation loans at December 31, 2011. We believe the aforementioned loans, when originated, were amply collateralized and otherwise conformed to our prime lending standards and do not present a greater risk of loss or other asset quality risk relative to comparable loans in our portfolio to other borrowers with higher credit scores.

We have enhanced the FICO score data on our mortgage loan system to record, when available, current FICO scores on our borrowers.  At September 30, 2012, residential mortgage loans which had current FICO scores available on our mortgage loan system totaled $9.87 billion, or 96% of our total residential mortgage loan portfolio, of which $854.9 million, or 9%, had current FICO scores of 660 or below. At December 31, 2011, residential mortgage loans which had current FICO scores available on our mortgage loan system totaled $9.47 billion, or 90% of our total residential mortgage loan portfolio, of which $918.1 million, or 10%, had current FICO scores of 660 or below.  Of our residential mortgage loans to borrowers with known current FICO scores of 660 or below, 63% are interest-only loans and 37% are amortizing loans at September 30, 2012 and December 31, 2011.  In addition, 62% of our loans to borrowers with known current FICO scores of 660 or below were full documentation loans and 38% were reduced documentation loans at September 30, 2012 and December 31, 2011.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At September 30, 2012	At December 31, 2011
Non-accrual delinquent mortgage loans	$ 316,157	$ 326,627
Non-accrual delinquent consumer and other loans	6,060	6,068
Mortgage loans delinquent 90 days or more and still accruing interest (1)	—	162
Total non-performing loans (2)	322,217	332,857
REO, net (3)	30,825	48,059
Total non-performing assets	$ 353,042	$ 380,916
Non-performing loans to total loans	2.38%	2.51%
Non-performing loans to total assets	1.89	1.96
Non-performing assets to total assets	2.07	2.24
Allowance for loan losses to non-performing loans	46.08	47.22
Allowance for loan losses to total loans	1.09	1.18

(1)	Consists primarily of loans delinquent 90 days or more as to their maturity date but not their interest due.
(2)

Excludes loans which have been modified in a troubled debt restructuring and are accruing and performing in accordance with the restructured terms for a satisfactory period of time, generally six months. Restructured accruing loans totaled $96.1 million at September 30, 2012 and $73.7 million at December 31, 2011. Loans modified in a troubled debt restructuring included in non-performing loans totaled $28.6 million at September 30, 2012 and $18.8 million at December 31, 2011.

(3)	REO, all of which are residential properties, is net of allowance for losses totaling $1.4 million at September 30, 2012 and $2.5 million at December 31, 2011.

Total non-performing assets decreased $27.9 million to $353.0 million at September 30, 2012, from $380.9 million at December 31, 2011, due to a decrease of $17.2 million in REO, net, coupled with a decrease in non-performing loans.  Non-performing loans, the most significant component of non-performing assets, decreased $10.7 million to $322.2 million at September 30, 2012, from $332.9 million at December 31, 2011, primarily due to a decrease of $23.2 million in non-performing residential mortgage loans, partially offset by an increase of $12.5 million in non-performing multi-family and commercial real estate mortgage loans.  The increase in non-performing multi-family and commercial real estate loans at September 30, 2012, compared to December 31, 2011, was due, in part, to loans which were modified in a troubled debt restructuring during 2012 which are placed on non-accrual status until the borrowers demonstrate a period of performance according to the restructured terms, generally for a period of six months.  Non-performing residential mortgage loans continue to reflect a greater concentration of reduced documentation loans.  Reduced documentation loans represent only 14% of the residential mortgage loan portfolio, yet represent 52% of non-performing residential mortgage loans at September 30, 2012.  The ratio of non-performing loans to total loans was 2.38% at September 30, 2012 and 2.51% at December 31, 2011.  The ratio of non-performing assets to total assets decreased to 2.07% at September 30, 2012, from 2.24% at December 31, 2011, primarily due to the decrease in non-performing assets at September 30, 2012 compared to December 31, 2011.

We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  Included in loans held-for-sale, net, are delinquent and non-performing mortgage loans totaling $779,000 at September 30, 2012, consisting of multi-family loans, and $19.7 million at December 31, 2011, primarily multi-family and commercial real estate loans.  Such loans are excluded from non-performing loans, non-performing assets and related ratios.  The decrease in non-performing loans held-for-sale is primarily due to sales of $20.4 million of such loans, primarily multi-family and commercial real estate loans, partially offset by the reclassification of certain delinquent and non-performing loans to held-for-sale, primarily multi-family loans, during the nine months ended September 30, 2012.  The reclassification of such loans during the nine months ended September 30, 2012 did not have a material impact on our non-performing loans and non-performing assets or related ratios as of September 30, 2012.

The following table provides further details on the composition of our non-performing residential mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At September 30, 2012		At December 31, 2011
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-performing residential mortgage loans:
Full documentation interest-only	$96,845	32.86%	$107,503	33.82%
Full documentation amortizing	45,227	15.35	43,937	13.82
Reduced documentation interest-only	120,236	40.79	131,301	41.31
Reduced documentation amortizing	32,424	11.00	35,126	11.05
Total non-performing residential mortgage loans	$294,732	100.00%	$317,867	100.00%

The following table provides details on the geographic composition of both our total and non-performing residential mortgage loans at September 30, 2012.

	Residential Mortgage Loans
	At September 30, 2012
(Dollars in Millions)	Total Loans	Percent of Total Loans	Total Non-Performing Loans	Percent of Total Non-Performing Loans	Non-Performing Loans as Percent of State Totals
State:
New York	$ 2,932.7	28.6%	$ 42.4	14.4%	1.45%
Illinois	1,134.5	11.1	43.4	14.7	3.83
Connecticut	1,089.4	10.6	30.6	10.4	2.81
Massachusetts	832.4	8.1	8.2	2.8	0.99
New Jersey	742.1	7.3	58.1	19.7	7.83
Virginia	609.4	6.0	11.1	3.8	1.82
California	608.7	6.0	29.1	9.9	4.78
Maryland	593.8	5.8	34.0	11.5	5.73
Washington	288.0	2.8	3.0	1.0	1.04
Texas	269.1	2.6	—	—	—
All other states (1) (2)	1,139.3	11.1	34.8	11.8	3.05
Total	$ 10,239.4	100.0%	$ 294.7	100.0%	2.88%

(1)          Includes 25 states and Washington, D.C.

(2)          Includes Florida with $180.2 million total loans, of which $19.9 million are non-performing loans.

At September 30, 2012, the geographic composition of our multi-family and commercial real estate mortgage loan portfolio was 97% in the New York metropolitan area, which includes New York, New Jersey and Connecticut, and 3% in various other states and the geographic composition of non-performing multi-family and commercial real estate mortgage loans was 96% in the New York metropolitan area and 4% in Florida.

We discontinue accruing interest on loans when they become 90 days delinquent as to their payment due date.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.  If all non-accrual loans at September 30, 2012 and 2011 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $13.1 million for the nine months ended September 30, 2012 and $16.5 million for the nine months ended September 30, 2011.  This compares to actual payments recorded as interest income, with respect to such loans, of $2.7 million for the nine months ended September 30, 2012 and $4.7 million for the nine months ended September 30, 2011.

We may agree to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.  Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms generally for a period of six months.  Loans modified in a troubled debt restructuring which are included in non-accrual loans increased $9.8 million to $28.6 million at September 30, 2012, from $18.8 million at December 31, 2011, primarily due to multi-family and commercial real estate mortgage loans modified in a troubled debt restructuring during 2012, partially offset by the migration of restructured non-accrual loans to accrual status as borrowers complied with the terms of their restructure agreement for a satisfactory period of time.  Loans modified in a troubled debt restructuring that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to accrual status are excluded from non-performing assets.  Restructured accruing loans increased $22.4 million to $96.1 million at September 30, 2012, from $73.7 million at December 31, 2011, reflecting the aforementioned migration of restructured loans from non-accrual to accrual status.

In addition to non-performing loans, we had $174.0 million of potential problem loans at September 30, 2012, compared to $195.8 million at December 31, 2011.  Such loans include loans which are 60-89 days delinquent as shown in the following table and certain other internally adversely classified loans.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
At September 30, 2012:
Mortgage loans:
Residential	349	$ 103,984	88	$ 25,798	987	$ 294,732
Multi-family	46	27,121	14	6,417	26	16,208
Commercial real estate	11	13,923	5	3,653	4	5,217
Consumer and other loans	64	4,073	27	1,357	55	6,060
Total delinquent loans	470	$ 149,101	134	$ 37,225	1,072	$ 322,217
Delinquent loans to total loans		1.10%		0.27%		2.38%

At December 31, 2011:
Mortgage loans:
Residential	357	$ 128,562	111	$ 31,253	1,027	$ 317,867
Multi-family	42	29,109	12	14,915	11	8,022
Commercial real estate	3	4,882	2	1,060	1	900
Consumer and other loans	94	4,187	33	1,587	54	6,068
Total delinquent loans	496	$ 166,740	158	$ 48,815	1,093	$ 332,857
Delinquent loans to total loans		1.26%		0.37%		2.51%

Allowance for Loan Losses

The following table summarizes activity in the allowance for loan losses.

(In Thousands)	For the Nine Months Ended September 30, 2012
Balance at January 1, 2012	$ 157,185
Provision charged to operations	29,500
Charge-offs:
Residential	(37,598)
Multi-family	(3,139)
Commercial real estate	(1,718)
Consumer and other loans	(2,367)
Total charge-offs	(44,822)
Recoveries:
Residential	5,984
Multi-family	199
Commercial real estate	1
Consumer and other loans	425
Total recoveries	6,609
Net charge-offs (1)	(38,213)
Balance at September 30, 2012	$ 148,472

(1)          Includes net charge-offs of $15.2 million related to reduced documentation residential mortgage loans and $527,000 related to certain delinquent and non-performing loans transferred to held-for-sale.

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2012 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The Gap Table includes $1.95 billion of callable borrowings classified according to their maturity dates, primarily in the more than three years to five years category, which are callable within one year and at various times thereafter.  In addition, the Gap Table includes callable securities with an amortized cost of $50.0 million classified according to their maturity dates, in the more than five years category, which are callable within one year and at various times thereafter.  The classification of callable borrowings and securities according to their maturity dates is based on our experience with, and expectations of, these types of instruments and the current interest rate environment.  As indicated in the Gap Table, our one-year cumulative gap at September 30, 2012 was positive 9.81% compared to positive 1.50% at December 31, 2011.  The change in our one-year cumulative gap is primarily due to a decrease in certificates of deposit projected to mature or reprice within one year at September 30, 2012, compared to December 31, 2011.

	At September 30, 2012
(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$4,945,514	$3,642,722	$3,791,504	$541,582	$12,921,322
Consumer and other loans (1)	251,134	12,567	1	45	263,747
Interest-earning cash accounts	88,170	—	—	—	88,170
Securities available-for-sale	155,469	77,713	4,661	76,173	314,016
Securities held-to-maturity	745,093	643,348	383,843	148,376	1,920,660
FHLB-NY stock	—	—	—	181,832	181,832
Total interest-earning assets	6,185,380	4,376,350	4,180,009	948,008	15,689,747
Net unamortized purchase premiums and deferred costs (2)	42,743	31,436	26,981	6,500	107,660
Net interest-earning assets (3)	6,228,123	4,407,786	4,206,990	954,508	15,797,407
Interest-bearing liabilities:
Savings	432,675	430,733	430,733	1,517,506	2,811,647
Money market	847,403	285,729	285,729	19,426	1,438,287
NOW and demand deposit	100,379	200,771	200,771	1,462,715	1,964,636
Certificates of deposit	1,794,230	1,907,392	622,690	—	4,324,312
Borrowings, net	1,382,472	548,944	2,749,084	128,866	4,809,366
Total interest-bearing liabilities	4,557,159	3,373,569	4,289,007	3,128,513	15,348,248
Interest sensitivity gap	1,670,964	1,034,217	(82,017)	(2,174,005)	$449,159
Cumulative interest sensitivity gap	$1,670,964	$2,705,181	$2,623,164	$449,159

Cumulative interest sensitivity gap as a percentage of total assets	9.81%	15.88%	15.40%	2.64%
Cumulative net interest-earning assets as a percentage of interest- bearing liabilities	136.67%	134.11%	121.47%	102.93%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.
(2)	Net unamortized purchase premiums and deferred costs are prorated.
(3)	Includes securities available-for-sale at amortized cost.

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

We perform analyses of interest rate increases and decreases (when reasonably practical) of up to 400 basis points over various time horizons although changes in interest rates of 200 basis points over a one year horizon is a more common and reasonable scenario for analytical purposes.  Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning October 1, 2012 would increase by approximately 5.34% from the base projection. At December 31, 2011, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2012 would have increased by approximately 2.08% from the base projection.  The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%.  However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning October 1, 2012 would decrease by approximately 4.34% from the base projection.  At December 31, 2011, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2012 would have decreased by approximately 4.88% from the base projection.  The down 100 basis point scenarios include some limitations as well since certain indices, yields and costs are already below 1.00%.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, although our net interest income sensitivity analyses may provide an indication of our interest rate risk exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from bank owned life insurance and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning October 1, 2012 would increase by approximately $4.8 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning October 1, 2012 would decrease by approximately $1.8 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and net interest income sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2011 Annual Report on Form 10-K.

ITEM 4.      Controls and Procedures

Monte N. Redman, our President and Chief Executive Officer, and Frank E. Fusco, our Senior Executive Vice President, Treasurer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2012.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

City of New York Notice of Determination

By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York has notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies relate to our operation of two subsidiaries of Astoria Federal, Fidata and AF Mortgage.  Fidata is a passive investment company which maintains offices in Connecticut.  AF Mortgage is an operating subsidiary through which Astoria Federal engages in lending activities outside the State of New York through our third party loan origination program.  We disagree with the assertion of the tax deficiencies and we filed Petitions for Hearings with the City of New York on December 6, 2010 and October 5, 2011 to oppose the Notices of Determination and to consolidate the hearings.  A hearing in this matter is expected to occur in the 2012 fourth quarter.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at September 30, 2012 with respect to this matter.

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

Lefkowitz Litigation

On February 27, 2012, a putative class action entitled Ellen Lefkowitz, individually and on behalf of all Persons similarly situated v. Astoria Federal Savings and Loan Association was commenced in the Queens County Supreme Court against us alleging that during the proposed class period, we improperly charged overdraft fees to customer accounts when accounts were not overdrawn, improperly reordered electronic debit transactions from the highest to the lowest dollar amount and processed debits before credits to deplete accounts and maximize overdraft fee income.  The complaint contains the further assertion that we did not adequately inform our customers that they had the option to “opt-out” of overdraft services.  We were served with the summons and complaint in such action on February 29, 2012 and were initially required to reply on or before April 30, 2012.  By Stipulation between the parties, our time to answer was extended to May 7, 2012, at which time we moved to dismiss the complaint.  On July 19, 2012, the Queens County Supreme Court issued an order dismissing the complaint in its entirety.  On September 7, 2012, the plaintiff filed a notice of appeal with the Appellate Division.  We intend to continue to vigorously defend this lawsuit.  We cannot at this time estimate the possible loss or range of loss, if any.  No assurance can be given at this time that this litigation against us will be resolved amicably, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

ITEM 1A.       Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2011 Annual Report on Form 10-K and Part II, Item 1A. “Risk Factors,” in our March 31, 2012 and June 30, 2012 Quarterly Reports on Form 10-Q.  There were no material changes in risk factors relevant to our operations since June 30, 2012.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2012, there were no repurchases of our common stock.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At September 30, 2012, a maximum of 8,107,300 shares may yet be purchased under this plan.  However, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

ITEM 3.      Defaults Upon Senior Securities

Not applicable.

ITEM 4.      Mine Safety Disclosures

Not applicable.

ITEM 5.      Other Information

Not applicable.

ITEM 6.      Exhibits

See Index of Exhibits on page 80.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

Dated:	November 7, 2012	By:	/s/	Monte N. Redman
Monte N. Redman
President and Chief Executive Officer

Dated:	November 7, 2012	By:	/s/	Frank E. Fusco
Frank E. Fusco
Senior Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Accounting Officer)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

10.1	Employment Agreement by and between Astoria Financial Corporation and Robert J. DeStefano, entered into as of January 1, 2012.

10.2	Employment Agreement by and between Astoria Federal Savings and Loan Association and Robert J. DeStefano, entered into as of January 1, 2012.

31.1	Certifications of Chief Executive Officer.

31.2	Certifications of Chief Financial Officer.

32.1

Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document