Form 10-K
period 2012-12-31
ASTORIA FINANCIAL CORP
filed 2013-02-27
CIK 910322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

YES          NO   X

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

Large accelerated filer   X    Accelerated filer          Non-accelerated filer          Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES          NO   X

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2012, based on the closing price for a share of the registrant’s Common Stock on that date as reported by the New York Stock Exchange, was $935.0 million.

The number of shares of the registrant’s Common Stock outstanding as of February 15, 2013 was 98,935,700 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be utilized in connection with the Annual Meeting of Stockholders to be held on May 15, 2013 and any adjournment thereof, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2012, are incorporated by reference into Part  III.

ASTORIA FINANCIAL CORPORATION

2012 ANNUAL REPORT ON FORM 10-K

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements may be identified by the use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases, including references to assumptions.

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

•

enhanced supervision and examination by the Office of the Comptroller of the Currency, or OCC, the Board of Governors of the Federal Reserve System, or the FRB, and the Consumer Financial Protection Bureau, or CFPB;

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

ITEM 1.  BUSINESS

General

We are a Delaware corporation organized in 1993 as the unitary savings and loan holding company of Astoria Federal Savings and Loan Association and its consolidated subsidiaries, or Astoria Federal.  We are headquartered in Lake Success, New York and our principal business is the operation of our wholly-owned subsidiary, Astoria Federal.  Astoria Federal’s primary business is attracting retail deposits from the general public and businesses and investing those deposits, together with funds generated from operations, principal repayments on loans and securities and borrowings, primarily in one-to-four family, or residential, mortgage loans, multi-family mortgage loans, commercial real estate mortgage loans and mortgage-backed securities.  To a lesser degree, Astoria Federal also invests in consumer and other loans, U.S. government, government agency and government-sponsored enterprise, or GSE, securities and other investments permitted by federal banking laws and regulations.

Although we remain committed to offering traditional retail deposit products and residential mortgage loans, we have been developing strategies to grow other loan categories to diversify earning assets and to increase low cost savings, money market and NOW and demand deposits, or core deposits. These strategies include continued reliance on our multi-family and commercial real estate mortgage lending operations and, over time, significantly expanding our business banking operations. Our business banking initiative includes focusing on small and mid-sized businesses, with an emphasis on attracting clients from larger competitors.  We are also considering expanding our branch network into other locations on Long Island and opening branches in Manhattan.

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

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans.  At December 31, 2012, 74% of our total loan portfolio was secured by residential properties and 24% was secured by multi-family properties and commercial real estate.  The remainder of the loan portfolio consists of a variety of consumer and other loans, including commercial and industrial loans originated in 2012 through our business banking initiatives.  At December 31, 2012, our net loan portfolio totaled $13.08 billion, or 79% of total assets.

We originate residential mortgage loans either directly through our banking and loan production offices in New York or indirectly through brokers and our third party loan origination program.  We originate multi-family and commercial real estate mortgage loans either through direct solicitation by our banking officers in New York or indirectly through commercial mortgage brokers.  Mortgage loan originations and purchases for portfolio totaled $4.12 billion for the year ended December 31, 2012 and $3.68 billion for the year ended December 31, 2011.  At December 31, 2012, $5.61 billion, or 43%, of our total mortgage loan portfolio was secured by properties located in New York and $7.28 billion, or 57%, of our total mortgage loan portfolio was secured by properties located in 34 other states and the District of Columbia.  Excluding New York, we have a concentration of greater than 5% of our total mortgage loan portfolio in four states:  9% in Connecticut, 8% in Illinois, 7% in New Jersey and 6% in Massachusetts.

We also originate mortgage loans for sale.  Generally, we originate fifteen and thirty year fixed rate residential mortgage loans that conform to GSE guidelines (conforming loans) for sale to various GSEs or other investors on a servicing released or retained basis.  The sale of such loans is generally arranged through a master commitment on a mandatory delivery or best efforts basis.  Originations of residential mortgage loans held-for-sale totaled $380.4 million in 2012 and $196.1 million in 2011, all of which were originated through our retail loan origination program.  Loans serviced for others totaled $1.44 billion at December 31, 2012.

We outsource the servicing of our residential mortgage loan portfolio, including our portfolio of mortgage loans serviced for other investors, to an unrelated third party under a sub-servicing agreement.

Residential Mortgage Lending

Our primary residential lending emphasis is on the origination and purchase of first mortgage loans secured by properties that serve as the primary residence of the owner.  To a much lesser degree, we have originated loans secured by non-owner occupied residential properties acquired as an investment by the borrower, although we discontinued originating such loans in January 2008.  We also originate a limited number of second home mortgage loans.  At December 31, 2012, residential mortgage loans totaled $9.71 billion, or 74% of our total loan portfolio, of which $7.91 billion, or 81%, were hybrid adjustable rate mortgage, or ARM, loans and $1.80 billion, or 19%, were fixed rate loans, of which 83% were fifteen year fixed rate mortgage loans.

Residential mortgage loan originations and purchases for portfolio totaled $2.51 billion during 2012 and $3.47 billion during 2011.  Our residential retail loan origination program accounted for $1.04 billion of portfolio originations during 2012 and $1.33 billion during 2011.  We also have a residential broker network covering four states, primarily along the East Coast.  Our residential broker loan origination program consists of relationships with mortgage brokers and accounted for $540.0 million of portfolio originations during 2012 and $1.03 billion during 2011.  Our third party loan origination program includes relationships with other financial institutions and mortgage bankers covering nine states and the District of Columbia and accounted for residential portfolio purchases of $932.1 million during 2012 and $1.11 billion during 2011.  We purchase individual mortgage loans through our third party loan origination program which are subject to the same underwriting standards as our retail and broker originations.  Our various loan origination programs provide efficient and diverse delivery channels for deployment of our cash flows. Additionally, our broker and third party loan origination programs provide geographic diversification, reducing our exposure to concentrations of credit risk.

We offer amortizing hybrid ARM loans with terms up to forty years which initially have a fixed rate for three, five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period.  Our amortizing hybrid ARM loans require the borrower to make principal and interest payments during the entire loan term.  Our portfolio of residential amortizing hybrid ARM loans totaled $4.91 billion, or 50% of our total residential mortgage loan portfolio, at December 31, 2012.  Prior to the 2010 fourth quarter, we offered interest-only hybrid ARM loans with terms of up to forty years, which have an initial fixed rate for five or seven years and convert into one year interest-only ARM loans at the end of the initial fixed rate period.  Our interest-only hybrid ARM loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  Our portfolio of residential interest-only hybrid ARM loans totaled $3.00 billion, or 31% of our total residential mortgage loan portfolio, at December 31, 2012.  We do not originate one year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.

Within our residential mortgage loan portfolio we have reduced documentation loan products, substantially all of which are hybrid ARM loans (interest-only and amortizing).  Reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans.  To a lesser extent, our portfolio of reduced documentation loans also includes SISA (stated income, stated asset) loans.  During the 2007 fourth quarter, we stopped offering reduced documentation loans.  Reduced documentation loans in our residential mortgage loan portfolio totaled $1.40 billion, or 14% of our total residential mortgage loan portfolio at December 31, 2012 and included $222.7 million of SISA loans.

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

The objective of our residential mortgage loan underwriting is to determine whether timely repayment of the debt can be expected and whether the property that secures the loan provides sufficient value to recover our investment in the event of a loan default.  We review each loan individually utilizing such documents as the loan application, credit report, verification forms, tax returns and any other documents relevant and necessary to qualify the potential borrower for the loan.  We analyze the credit and income profiles of potential borrowers and evaluate various aspects of the potential borrower’s credit history including credit scores. We do not base our underwriting decisions solely on credit scores.  We consider the potential borrower’s income, liquidity, history of debt management and net worth.  We perform income and debt ratio analyses as part of the credit underwriting process.  Additionally, we obtain independent appraisals to establish collateral values to determine loan-to-value ratios.  We use the same underwriting standards for our retail, broker and third party mortgage loan originations.

Our current policy on owner-occupied, residential mortgage loans in New York, Connecticut and Massachusetts is to lend up to 80% of the appraised value of the property securing the loan for loan amounts up to $1.0 million and up to 75% for loan amounts over $1.0 million and not more than $1.5 million.  For select counties within New York, Connecticut and Massachusetts, our current policy is to lend up to 65% of the appraised value of the property securing the loan for loan amounts up to $2.0 million and up to 60% for loan amounts over $2.0 million and not more than $2.5 million.  In all other approved states, our current policy on owner-occupied, residential mortgage loans is to lend up to 80% of the appraised value of the property securing the loan for loan amounts up to $500,000, up to 75% for loan amounts over $500,000 and not more than $1.0 million and up to 70% for loan amounts over $1.0 million and not more than $1.5 million.  The exceptions to this policy are loans originated under our affordable housing program, which is consistent with our program for compliance with the Community Reinvestment Act, or CRA, and loans originated for sale.  See “Regulation and Supervision - Community Reinvestment” for further discussion of the CRA.  Prior to the 2007 fourth quarter, our policy generally was to lend up to 80% of the appraised value of the property securing the loan and, for mortgage loans which had a loan-to-value ratio of greater than 80%, we required the mortgagor to obtain private mortgage insurance.  In addition, we offered a variety of proprietary products which allowed the borrower to obtain financing of up to 90% loan-to-value without private mortgage insurance, through a combination of a first mortgage loan with an 80% loan-to-value and a home equity line of credit for the additional 10%.  During the 2007 fourth quarter, we revised our policy on originations of owner-occupied, residential mortgage loans to discontinue lending amounts in excess of 80% of the appraised value of the property securing the loan and during the 2008 third quarter we revised our policy to discontinue lending amounts in excess of 75% of the appraised value of the property.  During 2010, we revised our policy to the current limits, with certain exceptions, as noted above.  We periodically review our loan product offerings and related underwriting and make changes as necessary in response to market conditions.

All of our hybrid ARM loans have annual and lifetime interest rate ceilings and floors.  Such loans have been offered with an initial interest rate which is less than the fully indexed rate for the loan at the time of origination, referred to as a discounted rate.  We determine the initial interest rate in accordance with market and competitive factors giving consideration to the spread over our funding sources in conjunction with our overall interest rate risk, or IRR, management strategies.  In 2006, to recognize the credit risks associated with interest-only hybrid ARM loans, we began underwriting such loans based on a fully amortizing loan (in effect underwriting interest-only hybrid ARM loans as if they were amortizing hybrid ARM loans).  Prior to 2007, we would underwrite our interest-only hybrid ARM loans using the initial note rate, which may have been a discounted rate.  In 2007, we began underwriting our interest-only hybrid ARM loans at the higher of the fully indexed rate or the initial note rate.  In 2009, we began underwriting our interest-only and amortizing hybrid ARM loans at the higher of the fully indexed rate, the initial note rate or 6.00%.  During the 2010 second quarter, we reduced the underwriting interest rate floor from 6.00% to 5.00% to reflect the current interest rate environment.  We monitor credit risk on interest-only hybrid ARM loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner as we monitor credit risk on all interest-only hybrid ARM loans.  Our portfolio of residential interest-only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaled $2.18 billion, or 22% of our total residential mortgage loan portfolio, at December 31, 2012.

Multi-Family and Commercial Real Estate Lending

Our primary multi-family and commercial real estate lending emphasis is on the origination of mortgage loans on rent controlled and rent stabilized apartment buildings located in the greater New York metropolitan area, including the five boroughs of New York City, Nassau, Suffolk and Westchester counties in New York, and parts of New Jersey and Connecticut.  At December 31, 2012, multi-family mortgage loans totaled $2.41 billion, or 18% of our total loan portfolio, and commercial real estate loans totaled $773.9 million, or 6% of our total loan portfolio.  The multi-family and commercial real estate loans in our portfolio consist of both fixed rate and adjustable rate loans which were originated at prevailing market rates.  Multi-family and commercial real estate loans we currently offer are generally fixed rate, five to fifteen year term balloon loans amortized over fifteen to thirty years.  To a limited extent, we also offer interest-only mortgage loans secured by multi-family cooperative properties to qualified borrowers, underwritten on an amortizing basis.  Interest-only loans represented less than 2% of our total multi-family and commercial real estate loan portfolio at December 31, 2012 and generally require interest-only payments for the term of the loan, which generally ranges from five to ten years, and typically provide for a balloon payment at maturity.  Included in our multi-family and commercial real estate loan portfolios are loans secured by multi-family cooperative properties and mixed use loans secured by properties which are intended for both residential and commercial use. Mixed use loans are classified as multi-family or commercial real estate based on the respective percentage of income from residential and commercial uses.

Our policy generally has been to originate multi-family and commercial real estate mortgage loans in the New York metropolitan area, which includes New York, New Jersey and Connecticut, although prior to 2008 we originated loans in various other states including Florida and Pennsylvania.  During 2009, due primarily to conditions in the real estate market and economic environment at that time, we suspended originations of multi-family and commercial real estate loans.  During the 2011 third quarter, we resumed originations of multi-family and commercial real estate loans in select locations within the New York metropolitan area.  Originations of multi-family and commercial real estate loans totaled $1.61 billion during the year ended December 31, 2012 and $204.0 million during the year ended December 31, 2011.

In originating multi-family and commercial real estate loans, we primarily consider the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and our lending experience with the borrower.  Our current policy for multi-family loans is to require a minimum debt service coverage ratio of 1.20 times and to finance up to 80% of the lesser of the purchase price or appraised value of the property securing the loan on purchases or 80% of the appraised value on refinances.  For commercial real estate loans, our current policy is to require a minimum debt service coverage ratio of 1.25 times and to finance up to 75% of the lesser of the purchase price or appraised value of the property securing the loan on purchases or 75% of the appraised value on refinances.  In addition, we perform analyses to determine the ability of the net operating income generated by the real estate to meet the debt service obligation under various stress scenarios.

The majority of the multi-family loans in our portfolio are secured by five to fifty-unit apartment buildings and mixed use properties (containing both residential and commercial uses).  Commercial real estate loans are typically secured by retail, office and mixed use properties (more commercial than residential uses).  The average balance of multi-family and commercial real estate loans originated during 2012 was $3.1 million.  At December 31, 2012, our single largest multi-family credit had an outstanding balance of $28.0 million, was current and was secured by a 123-unit apartment building with 2 retail units in Manhattan.  At December 31, 2012, the average balance of loans in our multi-family portfolio was approximately $1.3 million.  At December 31, 2012, our single largest commercial real estate credit had an outstanding principal balance of $14.4 million, was current and was secured by a building with 70% commercial and 30% residential tenancy in Manhattan.  At December 31, 2012, the average balance of loans in our commercial real estate portfolio was approximately $1.2 million.

Multi-family and commercial real estate loans generally involve a greater degree of credit risk than residential loans because they typically have larger balances and are more affected by adverse conditions in the economy.  As such, these loans require more ongoing evaluation and monitoring.  Because payments on loans secured by multi-family properties and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation.

Consumer and Other Loans

At December 31, 2012, $264.1 million, or 2.0%, of our total loan portfolio consisted of consumer and other loans which were primarily home equity lines of credit.  Included in consumer and other loans were $22.0 million of commercial and industrial loans at December 31, 2012, of which $14.4 million, or 65.7%, represent commercial and industrial loans originated in 2012.

Home equity lines of credit are adjustable rate loans which are indexed to the prime rate and generally reset monthly.  Such lines of credit were underwritten based on our evaluation of the borrower’s ability to repay the debt.  During the 2010 first quarter, we discontinued originating home equity lines of credit.  Prior to the 2007 fourth quarter, these lines of credit were generally limited to aggregate outstanding indebtedness secured by up to 90% of the appraised value of the property.  During the 2007 fourth quarter, we revised our policy on originations of home equity lines of credit to limit aggregate outstanding indebtedness to 75% of the appraised value of the property and only for loans where we hold the first lien mortgage on the property.  During the 2008 third quarter, we revised our policy to limit aggregate outstanding indebtedness to 60% of the appraised value of the property and only for properties located in New York.

We also offer overdraft protection, lines of credit, commercial loans and passbook loans.  Consumer and other loans, with the exception of home equity and commercial lines of credit, are offered primarily on a fixed rate, short-term basis.  The underwriting standards we employ for consumer and other loans include a determination of the borrower’s payment history on other debts and an assessment of the borrower’s ability to make payments on the proposed loan and other indebtedness.  In addition to the creditworthiness of the borrower, the underwriting process also includes a review of the value of the collateral, if any, in relation to the proposed loan amount.  Our consumer and other loans tend to have higher interest rates, shorter maturities and are considered to entail a greater risk of default than residential mortgage loans.

As part of our strategy to diversify our earning assets, we are expanding our business banking operations. Business banking loans are comprised of commercial and industrial loans, which include working capital lines of credit, inventory and accounts receivable lines, equipment loans and other commercial loans. We focus on making commercial loans to small and medium-sized businesses in a wide variety of industries.  These loans are underwritten based upon the cash flow and earnings of the borrower and the value of the collateral securing such loans, if any.

Loan Approval Procedures and Authority

For individual loans with balances of $5.0 million or less or when the overall lending relationship is $40.0 million or less, loan approval authority has been delegated by the Board of Directors to various members of our underwriting and management staff.  For individual loan amounts or overall lending relationships in excess of these amounts, loan approval authority has been delegated by the Board of Directors to members of our Executive Loan Committee, which consists of senior executive management.

For mortgage loans secured by residential properties, upon receipt of a completed application from a prospective borrower, we generally order a credit report, verify income and other information and, if necessary, obtain additional financial or credit related information.  For mortgage loans secured by multi-family properties and commercial real estate, we obtain financial information concerning the operation of the property as well as credit information on the principal and borrower entity.  Personal guarantees are generally not obtained with respect to multi-family and commercial real estate loans.  An appraisal of the real estate used as collateral for mortgage loans is also obtained as part of the underwriting process.  All appraisals are performed by licensed or certified appraisers, the majority of which are licensed independent third party appraisers.  We have an internal appraisal review process to monitor third party appraisals.  The Board of Directors annually reviews and approves our appraisal policy.

Loan Portfolio Composition

The following table sets forth the composition of our loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans (gross):
Residential	$9,711,226	73.82%	$10,561,539	80.02%	$10,855,061	76.77%	$11,895,362	75.88%	$12,349,617	74.42%
Multi-family	2,406,678	18.29	1,693,871	12.84	2,203,014	15.58	2,582,657	16.48	2,968,562	17.89
Commercial real estate	773,916	5.88	659,706	5.00	771,654	5.46	866,804	5.53	941,057	5.67
Total mortgage loans	12,891,820	97.99	12,915,116	97.86	13,829,729	97.81	15,344,823	97.89	16,259,236	97.98
Consumer and other loans (gross):
Home equity	231,920	1.77	259,036	1.96	282,453	2.00	302,410	1.93	307,831	1.85
Other	32,174	0.24	23,408	0.18	26,887	0.19	27,608	0.18	27,547	0.17
Total consumer and other loans	264,094	2.01	282,444	2.14	309,340	2.19	330,018	2.11	335,378	2.02
Total loans (gross)	13,155,914	100.00%	13,197,560	100.00%	14,139,069	100.00%	15,674,841	100.00%	16,594,614	100.00%
Net unamortized premiums and deferred loan origination costs	68,058		77,044		83,978		105,881		117,830
Loans receivable	13,223,972		13,274,604		14,223,047		15,780,722		16,712,444
Allowance for loan losses	(145,501)		(157,185)		(201,499)		(194,049)		(119,029)
Loans receivable, net	$13,078,471		$13,117,419		$14,021,548		$15,586,673		$16,593,415

Loan Maturity, Repricing and Activity

The following table shows the contractual maturities of our loans receivable at December 31, 2012 and does not reflect the effect of prepayments or scheduled principal amortization.

	At December 31, 2012
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	Consumer and Other	Total
Amount due:
Within one year	$4,880	$24,492	$42,295	$22,032	$93,699
After one year:
Over one to three years	22,490	189,635	139,992	3,740	355,857
Over three to five years	25,345	831,940	248,698	6,034	1,112,017
Over five to ten years	150,705	1,062,919	265,619	735	1,479,978
Over ten to twenty years	1,865,687	248,712	65,593	37,187	2,217,179
Over twenty years	7,642,119	48,980	11,719	194,366	7,897,184
Total due after one year	9,706,346	2,382,186	731,621	242,062	13,062,215
Total amount due	$9,711,226	$2,406,678	$773,916	$264,094	$13,155,914
Net unamortized premiums and deferred loan costs					68,058
Allowance for loan losses					(145,501)
Loans receivable, net					$13,078,471

The following table sets forth at December 31, 2012, the dollar amount of our loans receivable contractually maturing after December 31, 2013, and whether such loans have fixed interest rates or adjustable interest rates.  Our interest-only and amortizing hybrid ARM loans are classified as adjustable rate loans.

	Maturing After December 31, 2013
(In Thousands)	Fixed	Adjustable	Total
Mortgage loans:
Residential	$1,795,299	$7,911,047	$9,706,346
Multi-family	1,732,034	650,152	2,382,186
Commercial real estate	317,904	413,717	731,621
Consumer and other loans	10,261	231,801	242,062
Total	$3,855,498	$9,206,717	$13,062,215

The following table sets forth our loan originations, purchases, sales and principal repayments for the periods indicated, including loans held-for-sale.

	For the Year Ended December 31,
(In Thousands)	2012	2011	2010
Mortgage loans (gross) (1):
Balance at beginning of year	$12,947,588	$13,874,821	$15,379,809
Originations:
Residential	1,958,318	2,563,247	2,738,933
Multi-family	1,329,880	198,875	-
Commercial real estate	280,879	5,100	-
Total originations	3,569,077	2,767,222	2,738,933
Purchases (2)	932,099	1,106,805	438,578
Principal repayments	(4,044,484)	(4,404,011)	(4,143,607)
Sales	(342,783)	(243,989)	(335,932)
Advances on construction loans in excess of originations	-	1,719	2,303
Transfer of loans to real estate owned	(43,249)	(75,193)	(100,147)
Net loans charged off	(50,062)	(79,786)	(105,116)
Balance at end of year	$12,968,186	$12,947,588	$13,874,821
Consumer and other loans (gross):
Balance at beginning of year	$282,444	$309,340	$330,431
Originations and advances	75,225	66,925	80,954
Principal repayments	(91,553)	(92,293)	(99,222)
Sales	-	-	(389)
Net loans charged off	(2,022)	(1,528)	(2,434)
Balance at end of year	$264,094	$282,444	$309,340

(1)

Includes loans classified as held-for-sale totaling $76.4 million at December 31, 2012, $32.5 million at December 31, 2011 and $45.1 million at December 31, 2010, exclusive of valuation allowances totaling $64,000 at December 31, 2012, $63,000 at December 31, 2011 and $169,000 at December 31, 2010.

(2)	Purchases of mortgage loans represent third party loan originations and are secured by residential properties.

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

The underlying credit quality of our loan portfolio is dependent primarily on each borrower’s ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral securing the loan, if any.  A borrower’s ability to pay typically is dependent, in the case of residential mortgage loans and consumer loans, primarily on employment and other sources of income, and in the case of multi-family and commercial real estate mortgage loans, on the cash flow generated by the property, which in turn is impacted by general economic conditions.  Other factors, such as unanticipated expenditures or changes in the financial markets, may also impact a borrower’s ability to pay.  Collateral values, particularly real estate values, are also impacted by a variety of factors including general economic conditions, demographics, natural disasters, maintenance and collection or foreclosure delays.

Non-performing Assets

Non-performing assets include non-accrual loans, mortgage loans delinquent 90 days or more and still accruing interest and real estate owned, or REO.  Total non-performing assets decreased to $343.6 million at December 31, 2012, from $380.9 million at December 31, 2011, due to a decrease of $19.5 million in REO, net, coupled with a reduction in non-performing loans.  Non-performing loans, the most significant component of non-performing assets, decreased $17.8 million to $315.1 million at December 31, 2012, from $332.9 million at December 31, 2011.  The decrease in non-performing loans was primarily due to a decrease of $26.8 million in non-performing residential mortgage loans, partially offset by an increase of $8.6 million in non-performing multi-family and commercial real estate mortgage loans.  While the level of our non-performing loans has continued its downward trend throughout 2012, we expect the levels will remain somewhat elevated for some time, especially in certain states where judicial foreclosure proceedings are required.  We are impacted by both national and regional economic factors. With residential mortgage loans from various regions of the country held in our portfolio, the condition of the national economy impacts our earnings.  During 2011 and continuing through 2012, the U.S. economy has shown signs of a very slow and tenuous recovery from the recession which began in 2008.  The national unemployment rate, while still at a high level, declined to 7.8% for December 2012, compared to a peak of 10.0% for October 2009, although new job growth remains slow.  Softness persists in the housing and real estate markets, although the extent of such softness varies from region to region.  With respect to our multi-family mortgage loan origination activities, primarily focused in New York, we have observed favorable market conditions during 2012.  We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  The ratio of non-performing loans to total loans decreased to 2.38% at December 31, 2012, from 2.51% at December 31, 2011.  The ratio of non-performing assets to total assets decreased to 2.08% at December 31, 2012, from 2.24% at December 31, 2011.  The allowance for loan losses as a percentage of total non-performing loans decreased to 46.18% at December 31, 2012, from 47.22% at December 31, 2011.  For further discussion of our non-performing assets, non-performing loans and the allowance for loan losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  During the year ended December 31, 2012, we sold $22.0 million, net of charge-offs of $11.5 million, of delinquent and non-performing mortgage loans, primarily multi-family and commercial real estate loans.  Included in loans held-for-sale, net, are delinquent and non-performing mortgage loans totaling $3.9 million, net of charge-offs of $1.0 million and a $64,000 lower of cost or market valuation allowance, at December 31, 2012, substantially all of which were multi-family mortgage loans.  At December 31, 2011, such loans totaled $19.7 million, net of charge-offs of $11.4 million and a $63,000 lower of cost or market valuation allowance and consisted primarily of multi-family and commercial real estate mortgage loans.  Such loans are excluded from non-performing loans, non-performing assets and related ratios.

We discontinue accruing interest on loans when such loans become 90 days delinquent as to their payment due date (missed three payments) or at the time of a modification which is deemed to be a troubled debt restructuring.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and, generally, income is recognized only to the extent cash is received until a return to accrual status is warranted.  In some circumstances, we may continue to accrue interest on mortgage loans delinquent 90 days or more as to their maturity date but not their interest due.  In other cases, we may defer recognition of income until the principal balance has been recovered.

We obtain updated estimates of collateral values on residential mortgage loans at 180 days past due and annually thereafter and for loans to borrowers who have filed for bankruptcy initially when we are notified of the bankruptcy filing.  Updated estimates of collateral values on residential loans are obtained primarily through automated valuation models. Additionally, our loan servicer performs property inspections to monitor and manage the collateral on our residential loans when they become 45 days past due and monthly thereafter until the foreclosure process is complete. We obtain updated estimates of collateral value using third party appraisals on non-performing multi-family and commercial real estate mortgage loans when the loans initially become non-performing and annually thereafter and multi-family and commercial real estate loans modified in a troubled debt restructuring at the time of the modification and annually thereafter.  Appraisals on multi-family and commercial real estate loans are reviewed by our internal certified appraisers.  We also obtain updated estimates of collateral value for certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral. Adjustments to final appraised values obtained from independent third party appraisers and automated valuation models are not made.

We may agree to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.  Modifications as a result of a troubled debt restructuring may include, but are not limited to, interest rate modifications, payment deferrals, restructuring of payments to interest-only from amortizing and/or extensions of maturity dates.  Modifications which result in insignificant payment delays and payment shortfalls are generally not classified as troubled debt restructurings.  Loans to borrowers in Chapter 7 bankruptcy, or Chapter 7 bankruptcy loans, are also reported as troubled debt restructurings, as relief granted by a court is also viewed as a concession to the borrower in the loan agreement.  These loans have been classified as troubled debt restructurings to comply with regulatory guidance issued in 2012 and totaled $12.5 million at December 31, 2012.  Loans modified in a troubled debt restructuring are initially placed on non-accrual status.  Loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $32.8 million at December 31, 2012 and $18.8 million at December 31, 2011, of which $13.7 million at December 31, 2012 and $10.9 million at December 31, 2011 were less than 90 days past due.  Loans modified in a troubled debt restructuring, other than Chapter 7 bankruptcy loans, remain in non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms generally for a period of six months.  Loans modified in a troubled debt restructuring, other than Chapter 7 bankruptcy loans, which have complied with the terms of their restructure agreement for a satisfactory period of time are excluded from non-performing assets.  Restructured accruing loans totaled $98.7 million at December 31, 2012 and $73.7 million at December 31, 2011.  Loans modified in a troubled debt restructuring are individually classified as impaired and a charge-off is recorded for the portion of the recorded investment in the loan in excess of the present value of the discounted cash flows of the modified loan or the estimated fair value of the underlying collateral less estimated selling costs for collateral dependent loans.  For further detail on loans modified in a troubled debt restructuring, see Note 1 and Note 5 in Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is initially recorded at the lower of cost or fair value, less estimated selling costs.  Write-downs required at the time of acquisition are charged to the allowance for loan losses.  Thereafter, we maintain a valuation allowance, representing decreases in the properties’ estimated fair value, through charges to earnings.  Such charges are included in other non-interest expense along with any additional property maintenance and protection expenses incurred in owning the property.  Fair value is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions.  At December 31, 2012 we held 108 properties in REO totaling $28.5 million, net of a valuation allowance of $1.6 million, and at December 31, 2011 we held 174 properties in REO totaling $48.1 million, net of a valuation allowance of $2.5 million, all of which were residential properties.

Criticized and Classified Assets

Our Asset Review Department reviews and classifies our assets and independently reports the results of its reviews to the Loan Committee of our Board of Directors quarterly. Our Asset Classification Committee establishes policy relating to the internal classification of loans and also provides input to the Asset Review Department in its review of our assets.

Federal regulations and our policy require the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as special mention, substandard, doubtful or loss. An asset criticized as special mention has potential weaknesses, which, if uncorrected, may result in the deterioration of the repayment prospects or in our credit position at some future date.  An asset classified as substandard is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full satisfaction of the loan amount, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Those assets classified as substandard, doubtful or loss are considered adversely classified.

Impaired Loans

We evaluate loans individually for impairment in connection with our individual loan review and asset classification process.  In addition, residential mortgage loans are individually evaluated for impairment at 180 days delinquent and annually thereafter and for loans to borrowers who have filed for bankruptcy initially when we are notified of the bankruptcy filing.

A loan is considered impaired when, based upon current information and events, it is probable we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  When an impairment analysis indicates the need for a specific allocation on an individual loan, the amount must be sufficient to cover probable incurred losses at the evaluation date based on the facts and circumstances of the loan.  When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are promptly charged-off against the allowance for loan losses.

Impaired loans totaled $341.9 million, net of their related allowance for loan losses of $5.0 million, at December 31, 2012 and $286.4 million, net of their related allowance for loan losses of $15.1 million, at December 31, 2011.  Interest income recognized on impaired loans amounted to $9.8 million for the year ended December 31, 2012.  For further detail on our impaired loans, see Note 1 and Note 5 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Allowance for Loan Losses

For a discussion of our accounting policy related to the allowance for loan losses, see “Critical Accounting Policies - Allowance for Loan Losses” in Item 7, “MD&A.”

In addition to the requirements of U.S. generally accepted accounting principles, or GAAP, related to loss contingencies, a federally chartered savings association’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC.  The OCC, in conjunction with the other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate valuation allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances.  It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the federal regulatory agencies.  While we believe that the allowance for loan losses has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ substantially from the conditions used in making our estimates at December 31, 2012.  In addition, there can be no assurance that the OCC or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not request that we alter our allowance for loan losses, thereby affecting our financial condition and earnings.

Investment Activities

General

Our investment policy is designed to complement our lending activities, generate a favorable return within established risk guidelines which limit interest rate and credit risk, assist in the management of IRR and provide a source of liquidity.  In establishing our investment strategies, we consider our business plans, the economic environment, our interest rate sensitivity position, the types of securities held and other factors.  At December 31, 2012, our securities portfolio totaled $2.04 billion, or 12% of total assets.

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

Securities

Our securities portfolio is comprised primarily of residential mortgage-backed securities.  At December 31, 2012, our mortgage-backed securities totaled $1.94 billion, or 95% of total securities, of which $1.92 billion, or 94% of total securities, were REMIC and CMO securities, substantially all of which had fixed rates.  Of the REMIC and CMO securities portfolio, $1.90 billion, or 99%, are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae as issuer.  The balance of this portfolio is comprised of privately issued securities, substantially all of which are investment grade securities.  In addition to our REMIC and CMO securities, at December 31, 2012, we had $21.6 million, or 1% of total securities, in mortgage-backed pass-through certificates guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae.  These securities provide liquidity, collateral for borrowings and minimal credit risk while providing appropriate returns and are an attractive alternative to other investments due to the wide variety of maturity and repayment options available.

Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees that reduce credit risk and structured enhancements that reduce IRR.  However, mortgage-backed securities are more liquid than individual mortgage loans and more easily used to collateralize our borrowings.  In general, our mortgage-backed securities are weighted at no more than 20% for regulatory risk-based capital purposes, compared to the 50% risk weighting assigned to most non-securitized residential mortgage loans.  While our mortgage-backed securities carry a reduced credit risk compared to our whole loans, they, along with whole loans, remain subject to the risk of a fluctuating interest rate environment.  Changes in interest rates affect both the prepayment rate and estimated fair value of mortgage-backed securities and mortgage loans.

In addition to mortgage-backed securities, at December 31, 2012, we had $99.5 million of other securities, substantially all of which are obligations of GSEs which, by their terms, may be called by the issuer, typically after the passage of a fixed period of time.  At December 31, 2012, the amortized cost of callable securities totaled $98.7 million.  During the year ended December 31, 2012, securities with an amortized cost of $107.9 million were called.

At December 31, 2012, our securities available-for-sale totaled $336.3 million and our securities held-to-maturity totaled $1.70 billion.  For further discussion of our securities portfolio, see Item 7, “MD&A,” Note 1 and Note 3 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” and the tables that follow.

As a member of the Federal Home Loan Bank, or FHLB, of New York, or FHLB-NY, Astoria Federal is required to maintain a specified investment in the capital stock of the FHLB-NY. See “Regulation and Supervision - Federal Home Loan Bank System.”

Repurchase Agreements

We invest in various money market instruments, including repurchase agreements (securities purchased under agreements to resell) and overnight and term federal funds, although we had no investments in repurchase agreements or federal funds sold at December 31, 2012 and 2011.  Money market instruments are used to invest our available funds resulting from cash flow and to help satisfy liquidity needs.  For further discussion of our repurchase agreements, see Note 1 and Note 2 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

	At December 31,
	2012		2011		2010
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$204,827	60.91%	$298,620	86.76%	$509,233	90.62%
Non-GSE issuance REMICs and CMOs	11,219	3.34	15,795	4.59	20,664	3.68
GSE pass-through certificates	21,375	6.35	25,192	7.32	29,896	5.32
Obligations of GSEs	98,879	29.40	-	-	-	-
Freddie Mac and Fannie Mae stock	-	-	4,580	1.33	2,160	0.38
Total securities available-for-sale	$336,300	100.00%	$344,187	100.00%	$561,953	100.00%
Securities held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,693,437	99.60%	$2,054,380	96.41%	$1,933,650	96.50%
Non-GSE issuance REMICs and CMOs	5,791	0.34	15,105	0.71	40,363	2.01
GSE pass-through certificates	257	0.02	475	0.02	772	0.04
Obligations of U.S. government and GSEs	-	-	57,868	2.72	25,000	1.25
Obligations of states and political subdivisions	-	-	2,976	0.14	3,999	0.20
Other	656	0.04	-	-	-	-
Total securities held-to-maturity	$1,700,141	100.00%	$2,130,804	100.00%	$2,003,784	100.00%

The following table sets forth certain information regarding the amortized costs, estimated fair values, weighted average yields and contractual maturities of our FHLB-NY stock, securities available-for-sale and securities held-to-maturity at December 31, 2012 and does not reflect the effect of prepayments or scheduled principal amortization on our REMICs, CMOs and pass-through certificates or the effect of callable features on our obligations of GSEs.

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total Securities
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
FHLB-NY stock (1)(2)	$-	-%	$-	-%	$-	-%	$171,194	4.50%	$171,194	$171,194	4.50%
Securities available-for-sale:
REMICs and CMOs:
GSE issuance	$-	-%	$-	-%	$8,777	4.18%	$191,375	2.71%	$200,152	$204,827	2.78%
Non-GSE issuance	-	-	20	4.23	11,263	3.31	13	1.36	11,296	11,219	3.31
GSE pass-through certificates	6	6.79	2,742	6.85	2,055	3.16	15,545	2.32	20,348	21,375	3.01
Obligations of GSEs (3)	-	-	-	-	98,670	2.26	-	-	98,670	98,879	2.26
Fannie Mae stock (1)(4)	-	-	-	-	-	-	15	-	15	-	-
Total securities available-for-sale	$6	6.79%	$2,762	6.83%	$120,765	2.51%	$206,948	2.69%	$330,481	$336,300	2.66%
Securities held-to-maturity:
REMICs and CMOs:
GSE issuance	$-	-%	$7,025	4.50%	$61,211	3.73%	$1,625,201	2.29%	$1,693,437	$1,718,269	2.35%
Non-GSE issuance	-	-	11	2.72	4,973	4.94	807	4.75	5,791	5,903	4.91
GSE pass-through certificates	65	6.06	157	8.58	35	9.53	-	-	257	262	8.06
Other	-	-	-	-	656	7.25	-	-	656	656	7.25
Total securities held-to-maturity	$65	6.06%	$7,193	4.59%	$66,875	3.86%	$1,626,008	2.29%	$1,700,141	$1,725,090	2.36%

(1)	Equity securities have no stated maturities and are therefore classified in the over ten years category.
(2)	The carrying amount of FHLB-NY stock equals cost. The weighted average yield represents the 2012 third quarter annualized dividend rate declared by the FHLB-NY in November 2012.
(3)	Callable in 2013 and various times thereafter.
(4)	The weighted average yield of Fannie Mae stock reflects the Federal Housing Finance Agency decision to suspend dividend payments indefinitely.

The following table sets forth the aggregate amortized cost and estimated fair value of our securities where the aggregate amortized cost of securities from a single issuer exceeds ten percent of our stockholders’ equity at December 31, 2012.

	Amortized	Estimated
(In Thousands)	Cost	Fair Value
Freddie Mac	$1,018,045	$1,029,012
Fannie Mae	790,527	802,738
FHLB (1)	196,170	196,288

(1)	Includes FHLB-NY stock.

Sources of Funds

General

Our primary source of funds is the cash flow provided by our investing activities, including principal and interest payments on loans and securities.  Our other sources of funds are provided by operating activities (primarily net income) and financing activities, including deposits and borrowings.

Deposits

We offer a variety of deposit accounts with a range of interest rates and terms.  We presently offer passbook and statement savings accounts, money market accounts, NOW and demand deposit (checking) accounts and certificates of deposit.  At December 31, 2012, our deposits totaled $10.44 billion.  Of the total deposit balance, $1.28 billion, or 12%, represent Individual Retirement Accounts.  We held no brokered deposits at December 31, 2012.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition.  Our deposits are primarily obtained from areas surrounding our banking offices.  We rely primarily on our sales and marketing efforts, including print advertising, competitive rates, quality service, our PEAK Process, new products, our business banking initiatives and long-standing customer relationships to attract and retain these deposits.  When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds.  Our strong level of core deposits has contributed to our low cost of funds.

Core deposits represented 62% of total deposits at December 31, 2012, of which $489.3 million were business deposits.  Our future deposit growth strategy includes expanding our business banking sales force and expanding our branch network into other locations on Long Island and opening branches in Manhattan.  We plan to focus on small and middle market businesses within our market area in order to further increase core deposits.

For further discussion of our deposits, see Item 7, “MD&A,” Note 7 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” and the tables that follow.

The following table presents our deposit activity for the periods indicated.

	For the Year Ended December 31,
(Dollars in Thousands)	2012	2011	2010
Opening balance	$11,245,614	$11,599,000	$12,812,238
Net withdrawals	(899,677)	(491,435)	(1,404,253)
Interest credited	98,021	138,049	191,015
Ending balance	$10,443,958	$11,245,614	$11,599,000
Net decrease	$(801,656)	$(353,386)	$(1,213,238)
Percentage decrease	(7.13)%	(3.05)%	(9.47)%

The following table sets forth the maturity periods of our certificates of deposit in amounts of $100,000 or more at December 31, 2012.

(In Thousands)	Amount
Within three months	$157,439
Three to six months	86,143
Six to twelve months	119,497
Over twelve months	883,927
Total	$1,247,006

The following table sets forth the distribution of our average deposit balances for the periods indicated and the weighted average nominal interest rates for each category of deposit presented.

	For the Year Ended December 31,
	2012			2011			2010
(Dollars in Thousands)	Average Balance	Percent of Total	Weighted Average Nominal Rate	Average Balance	Percent of Total	Weighted Average Nominal Rate	Average Balance	Percent of Total	Weighted Average Nominal Rate
Savings	$2,818,440	26.17%	0.16%	$2,762,155	24.36%	0.35%	$2,384,477	19.39%	0.40%
Money market	1,318,943	12.24	0.68	616,048	5.44	0.74	343,996	2.80	0.44
NOW	1,150,805	10.68	0.08	1,095,396	9.67	0.11	1,036,836	8.43	0.11
Non-interest bearing NOW and demand deposit	782,351	7.26	-	703,323	6.21	-	638,844	5.19	-
Total	6,070,539	56.35	0.24	5,176,922	45.68	0.30	4,404,153	35.81	0.28
Certificates of deposit (1):
Within one year	1,007,105	9.35	0.19	1,624,587	14.33	0.49	2,894,471	23.53	1.10
One to three years	1,796,775	16.68	1.51	2,439,288	21.53	2.01	2,789,817	22.69	2.75
Three to five years	1,849,689	17.17	2.88	1,904,860	16.81	3.29	1,534,075	12.47	3.74
Over five years	265	-	2.24	119	-	2.49	85	-	3.47
Jumbo	48,859	0.45	0.75	187,294	1.65	0.86	676,244	5.50	1.53
Total	4,702,693	43.65	1.76	6,156,148	54.32	1.97	7,894,692	64.19	2.23
Total deposits	$10,773,232	100.00%	0.90%	$11,333,070	100.00%	1.21%	$12,298,845	100.00%	1.53%

(1)  Terms indicated are original, not term remaining to maturity.

The following table presents, by rate categories, the remaining periods to maturity of our certificates of deposit outstanding at December 31, 2012 and the balances of our certificates of deposit outstanding at December 31, 2012, 2011 and 2010.

	Period to maturity from December 31, 2012				At December 31,
(In Thousands)	Within one year	One to two years	Two to three years	Over three years	2012	2011	2010
Certificates of deposit:
0.49% or less	$1,005,892	$108,494	$20,913	$19,070	$1,154,369	$890,956	$817,629
0.50% to 0.99%	47,644	83,162	5,628	4,071	140,505	713,349	1,058,668
1.00% to 1.99%	204,971	416,476	332,817	236,200	1,190,464	963,326	1,435,656
2.00% to 2.99%	82,065	40,324	195,620	338,184	656,193	1,749,941	1,542,847
3.00% to 3.99%	38,358	223,263	433,418	51	695,090	863,415	1,211,024
4.00% and over	123,566	32	152	-	123,750	338,020	717,225
Total	$1,502,496	$871,751	$988,548	$597,576	$3,960,371	$5,519,007	$6,783,049

Borrowings

Borrowings are used as a complement to deposit gathering as a funding source for asset growth and are an integral part of our IRR management strategy.  We enter into reverse repurchase agreements (securities sold under agreements to repurchase) with approved securities dealers and the FHLB-NY.  Reverse repurchase agreements are accounted for as borrowings and are secured by the securities sold under the agreements.  We also obtain advances from the FHLB-NY.  At December 31, 2012, FHLB-NY advances totaled $2.90 billion, or 66% of total borrowings.  Such advances are generally secured by a blanket lien against, among other things, our residential mortgage loan portfolio and our investment in FHLB-NY stock.  The maximum amount that the FHLB-NY will advance, for purposes other than for meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY.  See “Regulation and Supervision - Federal Home Loan Bank System.”  Occasionally, we will obtain funds through the issuance of unsecured debt obligations.  These obligations are classified as other borrowings in our consolidated statements of financial condition.  At December 31, 2012, borrowings totaled $4.37 billion.

Included in our borrowings are various obligations which, by their terms, may be called by the counterparty.  We believe the potential for these borrowings to be called does not present a liquidity concern as they have above current market coupons and, as such, are not likely to be called absent a significant increase in market interest rates.  In addition, we believe we can readily obtain replacement funding, although such funding may be at higher rates.  At December 31, 2012, we had $1.95 billion of borrowings which are callable within one year and at various times thereafter, of which $200.0 million are due in 2015, $200.0 million are due in 2016 and $1.55 billion are due in 2017.

For further information regarding our borrowings, including our borrowings outstanding, average borrowings, maximum borrowings and weighted average interest rates at and for each of the years ended December 31, 2012, 2011 and 2010, see Item 7, “MD&A” and Note 8 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Market Area and Competition

Astoria Federal has been, and continues to be, a community-oriented federally chartered savings association offering a variety of financial services to meet the needs of the communities it serves.  Our retail banking network includes multiple delivery channels including full service banking offices, automated teller machines, or ATMs, and telephone, internet and mobile banking capabilities.  We consider our strong retail banking network, together with our reputation for financial strength and customer service, as well as our competitive pricing, as our major strengths in attracting and retaining customers in our market areas.  Our business banking expansion initiatives during 2012 are generating new core relationships within the communities we serve and deepening our existing relationships.

Astoria Federal’s deposit gathering sources are primarily concentrated in the communities surrounding Astoria Federal’s banking offices in Queens, Kings (Brooklyn), Nassau, Suffolk and Westchester counties of New York.  Astoria Federal ranked fourth in deposit market share, with a 5.8% market share, in the Long Island market, which includes the counties of Queens, Kings, Nassau and Suffolk, based on the annual FDIC “Summary of Deposits - Market Share Report” dated June 30, 2012.

Astoria Federal originates residential mortgage loans through its banking and loan production offices in New York, through a broker network covering four states, primarily along the East Coast, and through a third party loan origination program covering nine states and the District of Columbia.  Our various loan origination programs provide efficient and diverse delivery channels for deployment of our cash flows.  Additionally, our broker and third party loan origination programs provide geographic diversification, reducing our exposure to concentrations of credit risk.  Astoria Federal also originates multi-family and commercial real estate loans, primarily on rent controlled and rent stabilized apartment buildings located in the greater New York metropolitan area.

The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger and have greater financial resources than we have.  Our competition for loans, both locally and nationally, comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies and credit unions.  Additionally, over the past four years, we have faced increased competition as a result of the U.S. government’s intervention in the mortgage and credit markets, particularly from the government’s purchase of U.S. Treasury and mortgage-backed securities and the expansion of loan amount limits that conform to GSE guidelines, or the expanded conforming loan limits.  This has resulted in a narrowing of mortgage spreads, lower yields and accelerated mortgage prepayments.  We have expanded our multi-family and commercial real estate lending operations and will continue to expand our business banking operations.  These business lines are also being aggressively pursued by a number of competitors, both large and small.  Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions.  We also face competition for deposits from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies.

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

At December 31, 2012, the following were wholly-owned subsidiaries of Astoria Federal and are reported on a consolidated basis.

AF Agency, Inc. was formed in 1990 and makes various annuity products available to the customers of Astoria Federal through an unaffiliated third party vendor.  Astoria Federal is reimbursed for expenses it incurs on behalf of AF Agency, Inc.  Fees generated by AF Agency, Inc. totaled $2.0 million for the year ended December 31, 2012.

Astoria Federal Mortgage Corp., or AF Mortgage, is an operating subsidiary through which Astoria Federal engages in lending activities primarily outside the State of New York through our third party loan origination program.

Astoria Federal Savings and Loan Association Revocable Grantor Trust was formed in November 2000 in connection with the establishment of a BOLI program by Astoria Federal.  Premiums paid to purchase BOLI in 2000 and 2002 totaled $350.0 million.  The carrying amount of our investment in BOLI was $418.2 million, or 3% of total assets, at December 31, 2012.  See Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of BOLI.

Fidata Service Corp., or Fidata, was incorporated in the State of New York in November 1982. Fidata qualifies as a Connecticut passive investment company and for alternative tax treatment under Article 9A of the New York State Tax Law.  Fidata maintains offices in Norwalk, Connecticut and invests in loans secured by real property which qualify as intangible investments permitted to be held by a Connecticut passive investment company.  Fidata mortgage loans totaled $5.09 billion at December 31, 2012.

Marcus I Inc. was incorporated in the State of New York in April 2006 and was formed to serve as assignee of certain loans in default and REO properties.  Marcus I Inc. assets were not material to our financial condition at December 31, 2012.

Suffco Service Corporation, or Suffco, serves as document custodian for the loans of Astoria Federal and Fidata and certain loans being serviced for Fannie Mae and other investors.

Astoria Federal has four additional subsidiaries, one of which is a single purpose entity that has an interest in a real estate investment which is not material to our financial condition and the remaining three are inactive and have no assets.

Personnel

As of December 31, 2012, we had 1,446 full-time employees and 168 part-time employees, or 1,530 full time equivalents.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Regulation and Supervision

General

Astoria Federal is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, by the FDIC, as its deposit insurer, and by the CFPB.  We, as a unitary savings and loan holding company, are regulated, examined and supervised by the FRB.  Astoria Federal is a member of the FHLB-NY and its deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund, or DIF.  Astoria Federal must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other financial institutions.  The OCC periodically performs safety and soundness examinations of Astoria Federal and tests its compliance with various regulatory requirements. The FDIC reserves the right to do so as well. The OCC has primary enforcement responsibility over federally chartered savings associations and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements.  In addition, the FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular federally chartered savings association and, if action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances.  Similarly, we are subject to FRB regulation, supervision, examination and reporting requirements.

This regulation and supervision establishes a comprehensive framework to regulate and control the activities in which we can engage and is intended primarily for the protection of the DIF, the depositors and other consumers. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OCC, the FDIC, the CFPB, the FRB or Congress, could have a material adverse impact on Astoria Federal and us and our respective operations.

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

Regulatory Reform Legislation

In July 2010, President Obama signed into law the Reform Act, which is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.  As a result of the Reform Act, on July 21, 2011, the Office of Thrift Supervision, or OTS, our previous primary federal regulator, was merged into the OCC, which has taken over the regulation of all federal savings associations, such as Astoria Federal. The FRB acquired the OTS’ authority over all savings and loan holding companies, such as Astoria Financial Corporation.

The Reform Act also created the CFPB which is authorized to supervise certain consumer financial services companies and insured depository institutions with more than $10 billion in total assets, such as Astoria Federal, for consumer protection purposes.  The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial protections laws and regulations by institutions under its supervision and is authorized to conduct investigations to determine whether any person is, or has, engaged in conduct that violates the federal consumer financial laws.  Investigations may be conducted jointly with the federal bank regulatory agencies, or the Agencies, and the CFPB may bring an administrative enforcement proceeding or civil action in Federal district court.  As an independent bureau within the FRB, the CFPB may impose requirements more severe than the previous bank regulatory agencies.

In addition, the Reform Act provides that the same standards for federal preemption of state consumer financial laws apply to both national banks and federal savings associations and eliminates the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations.  The Reform Act also includes provisions, some of which have resulted in final rulemaking and some of which may result in further rulemaking, that may affect our future operations.  We will not be able to determine the impact of these provisions until final rules are promulgated to implement these provisions and other regulatory guidance is provided interpreting these provisions.

Consumer Financial Protection Bureau Regulation of Mortgage Origination and Servicing

In July 2011, the CFPB took over rulemaking responsibility for the federal consumer financial protection laws, such as the Real Estate Settlement Procedures Act, or Regulation X, and the Truth in Lending Act, or Regulation Z, among others.  In January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing.  Compliance with these rules will likely increase our overall regulatory compliance costs, which are included in non-interest expense.  We are still evaluating the recently issued rules to determine if they will have any long-term impact on our mortgage loan origination and servicing activities.

On January 10, 2013, the CFPB issued a final rule concerning lenders’ assessments of consumers’ ability to repay home loans. Currently, Regulation Z prohibits creditors from extending higher-priced mortgage loans without regard for the consumer’s ability to repay.  The rule extends application of this requirement to all loans secured by dwellings, not just higher-priced mortgages.  Creditors must, at a minimum, consider eight specified factors while making a reasonable and good faith determination that the consumer has a reasonable ability to repay the loan before entering any consumer credit transaction secured by virtually any dwelling.  The factors include information such as the consumer’s income, debt obligations, credit history and monthly payments on the loan.  The rule also establishes a safe harbor and presumption of compliance with the ability-to-repay requirement for so-called “qualified mortgages,” restricts the application of prepayment penalties and requires the retention of evidence of compliance with the ability-to-repay requirement for three years.  The rule becomes effective January 10, 2014.

Additionally, on January 10, 2013, the CFPB issued a final rule to expand the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994, or HOEPA.  Loans that meet HOEPA’s high-cost coverage tests are subject to special disclosure requirements and restrictions on loan terms, and borrowers in high-cost mortgages have enhanced remedies for violations of the law.  The rule revises and expands the tests for coverage under HOEPA and imposes additional restrictions on mortgages that are covered by HOEPA, including a pre-loan counseling requirement.  The rule becomes effective January 10, 2014.

On January 17, 2013, the CFPB issued final rules concerning mortgage servicing standards, which amend both Regulation X and Regulation Z.  The Regulation X rule requires servicers to provide certain information to borrowers, to establish policies and procedures to achieve certain delineated objectives, to correct errors asserted by borrowers and to evaluate borrowers’ applications for available loss mitigation options.  The Regulation Z rule requires creditors, assignees and servicers to provide interest rate adjustment notices for adjustable-rate mortgages, periodic statements for residential mortgage loans, prompt crediting of mortgage payments and responses to requests for payoff amounts.  Both rules become effective January 10, 2014.

On January 20, 2013, the CFPB issued a final rule with multiple effective dates implementing requirements and restrictions imposed by the Reform Act concerning, among other things, qualifications of individual loan originators and the compensation practices with respect to such persons.  The rule prohibits loan origination organizations from basing compensation for themselves or individual loan originators on any of the origination transaction’s terms or conditions and prohibits such persons from receiving compensation from another person in connection with the same transaction.  The rule also imposes duties on loan originator organizations to ensure that their individual loan originators meet certain licensing or qualification standards and extends existing recordkeeping requirements.  In addition, effective June 1, 2013, the rule prohibits the inclusion of certain provisions in residential mortgage loan agreements that could restrict legal recourse by a consumer against the loan origination organization and prohibits the financing of single-premium credit insurance.  All other provisions of the rule become effective January 10, 2014.

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

In October 2006, the Agencies published the “Interagency Guidance on Nontraditional Mortgage Product Risks,” or the Guidance. The Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest-only loans. The Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection.

In December 2006, the Agencies published guidance entitled “Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” or the CRE Guidance, to address concentrations of commercial real estate loans in savings associations. The CRE Guidance reinforces and enhances the OCC’s existing regulations and guidelines for real estate lending and loan portfolio management, but does not establish specific commercial real estate lending limits.

In June 2007, the Agencies issued the “Statement on Subprime Mortgage Lending,” or the Statement, to address the growing concerns facing the subprime mortgage market, particularly with respect to rapidly rising subprime default rates that may indicate borrowers do not have the ability to repay adjustable rate subprime loans originated by financial institutions. In particular, the Agencies expressed concern in the Statement that current underwriting practices do not take into account that many subprime borrowers are not prepared for “payment shock” and that the current subprime lending practices compound risk for financial institutions. The Statement describes the prudent safety and soundness and consumer protection standards that financial institutions should follow to ensure borrowers obtain loans that they can afford to repay. The Statement also reinforces the April 2007 Interagency Statement on Working with Mortgage Borrowers, in which the Agencies encouraged institutions to work constructively with residential borrowers who are financially unable or reasonably expected to be unable to meet their contractual payment obligations on their home loans.

In October 2009, the Agencies adopted a policy statement supporting prudent commercial real estate mortgage loan workouts, or the Policy Statement. The Policy Statement provides guidance for examiners, and for financial institutions that are working with commercial real estate mortgage loan borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties. The Policy Statement details risk-management practices for loan workouts that support prudent and pragmatic credit and business decision-making within the framework of financial accuracy, transparency, and timely loss recognition. Financial institutions that implement prudent loan workout arrangements after performing comprehensive reviews of borrowers’ financial conditions will not be subject to criticism for engaging in these efforts, even if the restructured loans have weaknesses that result in adverse credit classifications. In addition, performing loans, including those renewed or restructured on reasonable modified terms, made to creditworthy borrowers, will not be subject to adverse classification solely because the value of the underlying collateral declined. The Policy Statement reiterates existing guidance that examiners are expected to take a balanced approach in assessing institutions’ risk-management practices for loan workout activities.

We have evaluated the Guidance, the CRE Guidance, the Statement and the Policy Statement to determine our compliance and, as necessary, modified our risk management practices, underwriting guidelines and consumer protection standards. See “Lending Activities — Residential Mortgage Lending and Multi-Family and Commercial Real Estate Lending” for a discussion of our loan product offerings and related underwriting standards and “Asset Quality” in Item 7, “MD&A” for information regarding our loan portfolio composition.

In January 2013, pursuant to the Reform Act, the Agencies issued final rules on appraisal requirements for higher-priced mortgage loans which become effective in January 2014.  For mortgage loans with an annual percentage rate that exceeds a certain threshold, Astoria Federal must obtain an appraisal using a licensed or certified appraiser.  The appraiser must prepare a written appraisal report based on a physical inspection of the interior of the property.  Astoria Federal must also then disclose to applicants information about the purpose of the appraisal and provide them with a free copy of the appraisal report.

“Qualified Mortgages” are exempt from the new appraisal requirement rules stated above. As defined by the CFPB, Qualified Mortgages are mortgages that meet the following standards prohibiting or limiting certain high risk products and features: (1) no excessive upfront points and fees - generally points and fees paid by the borrower must not exceed 3% of the total amount borrowed; (2) no toxic loan features - prohibited features include interest-only loans, negative-amortization loans, terms beyond 30 years and balloon loans; and (3) limit on debt-to-income ratios - borrowers’ debt-to-income ratios must be no higher than 43%.

Lenders that generate Qualified Mortgage loans will receive specific protections against borrower lawsuits that could result from failing to satisfy the ability-to-repay rule.  There are two levels of liability protections for Qualified Mortgages, the Safe Harbor protection and the Rebuttable Presumption protection. Safe Harbor Qualified Mortgages are lower priced loans with interest rates closer to the prime rate, issued to borrowers with high credit scores.  Borrowers suing lenders under Safe Harbor Qualified Mortgages are faced with overcoming the pre-determined legal conclusion that the lender has satisfied the ability-to-repay rule. Rebuttable Presumption Qualified Mortgages are loans at higher prices that are granted to borrowers with lower credit scores.  Lenders generating Rebuttable Presumption Qualified Mortgages receive the protection of a presumption that they have legally satisfied the ability-to-repay rule while the borrower can rebut that presumption by proving that the lender did not consider the borrower’s living expenses after their mortgage and other debts.

Capital Requirements

The OCC capital regulations currently require federally chartered savings associations to meet four minimum capital ratios: a 1.5% Tangible capital ratio, a 4% Tier 1 leverage capital ratio, a 4% Tier 1 risk-based capital ratio and an 8% Total risk-based capital ratio. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Astoria Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios that exceed these minimum requirements and that are consistent with Astoria Federal’s risk profile.  At December 31, 2012, Astoria Federal exceeded each of its capital requirements with a Tangible capital ratio of 9.24%, Tier 1 leverage capital ratio of 9.24%, Tier 1 risk-based capital ratio of 15.23% and Total risk-based capital ratio of 16.49%.

The Reform Act requires the Agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject to. As a result, by no later than July 2015, we will become subject to consolidated capital requirements which we have not been subject to previously.

In addition, in September 2010, the Basel Committee adopted the Basel III capital rules. These rules, which will be phased in over a period of years, set new standards for common equity, tier 1 and total capital, determined on a risk-weighted basis.  The Basel III capital rules will be implemented through regulations issued by the Agencies. In June 2012, the Agencies issued a notice of proposed rulemaking for three separate sets of proposed rules, or the Proposed Rules, which will subject all savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements.  The Proposed Rules would revise the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards, and revise the FRB’s rules for calculating risk-weighted assets to enhance their risk sensitivity.  The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets were expected to be phased-in beginning in January 2013; however, the Agencies announced on November 9, 2012 that the Proposed Rules would not become effective in January 2013.  At this time, no final rules have been announced or published and no further guidance has been issued by any of the Agencies.  If the Proposed Rules are adopted as proposed, we believe that we would have been in compliance with the new minimum capital requirements as of December 31, 2012.

The Proposed Rules revise the quantity and quality of capital required by: (1) establishing a new minimum common equity tier 1 ratio of 4.5% of risk-weighted assets; (2) raising the minimum tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets; (3) maintaining the minimum total capital ratio of 8.0% of risk-weighted assets; and (4) maintaining a minimum tier 1 capital to adjusted average consolidated assets, known as the leverage ratio, of 4.0%.  These changes, as proposed, would have been phased in incrementally beginning January 1, 2013 to provide time for banking organizations to meet the new capital standards, with full implementation to occur by January 1, 2015.  If the effectiveness of the rules had not been delayed, the required minimum common equity tier 1 capital would have been 3.5% on January 1, 2013, 4.0% on January 1, 2014 and 4.5% on January 1, 2015, and the required minimum tier 1 capital ratio would have been 4.5% on January 1, 2013, 5.5% on January 1, 2014 and 6.0% on January 1, 2015.

In addition, the Proposed Rules revise the definition of capital to improve the ability of regulatory capital instruments to absorb losses and revise the FRB rules for calculating risk-weighted assets to enhance risk sensitivity, which will exclude certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities, such as our Capital Securities, as a component of tier 1 capital.  Under the Proposed Rules, had effectiveness not been delayed, a depository institution holding company with assets of $15 billion or more would be allowed to include only 75% of non-qualifying capital instruments in regulatory capital as of January 1, 2013, 50% as of January 1, 2014 and 25% as of January 1, 2015.  As of January 1, 2016 and thereafter, no amount of non-qualifying capital instruments would be included in regulatory capital.

Furthermore, the Proposed Rules add a requirement for a minimum common equity tier 1 capital conservation buffer, or Conservation Buffer, of 2.5% of risk-weighted assets to be applied to the common equity tier 1 capital ratio, the tier 1 capital ratio and the total capital ratio.  Failure to maintain the Conservation Buffer would result in restrictions on capital distributions and certain discretionary cash bonus payments to executive officers.  The required minimum Conservation Buffer would be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019.  If a banking organization’s Conservation Buffer is less than the required minimum and its net income for the four calendar quarters preceding the applicable calendar quarter, net of any capital distributions, certain discretionary bonus payments and associated tax effects not already reflected in net income, or Eligible Retained Income, is negative, it would be prohibited from making capital distributions or certain discretionary cash bonus payments to executive officers.  As a result, under the Proposed Rules, if adopted, should Astoria Federal fail to maintain the Conservation Buffer we would be subject to limits on, and in the event Astoria Federal has negative Eligible Retained Income for any four consecutive calendar quarters, we would be prohibited in, our ability to obtain capital distributions from Astoria Federal.  If we do not receive sufficient cash dividends from Astoria Federal, then we may not have sufficient funds to pay dividends, repurchase our common stock or service our debt obligations.

Moreover, the Proposed Rules revise existing and establish new risk weights for certain exposures, including, among other exposures, residential mortgage loans, commercial loans, which generally include commercial real estate loans, multi-family loans, past due loans and GSE exposures.  Under the Proposed Rules, residential mortgage loans guaranteed by the U.S. government or its agencies would maintain their current risk-based capital treatment (a risk weight of 0% for those unconditionally guaranteed and a risk weight of 20% for those that are conditionally guaranteed).  All other residential mortgage loans would be separated into “category 1 residential mortgage exposures,” which generally include traditional, first-lien, prudently underwritten mortgage loans, and “category 2 residential mortgage exposures,” which generally include junior-liens, mortgage loans 90 days or more past due or on non-accrual status and non-traditional mortgage products, including interest-only mortgage loans and reduced documentation mortgage loans. The risk weights for category 1 residential mortgage exposures would range from 35% to 100% and risk weights for category 2 residential mortgage exposures would range from 100% to 200%, in each case depending on the loan-to-value ratio of the applicable exposure.  Under the Proposed Rules, multi-family and commercial loans would have a risk weight of 100%, except multi-family loans that satisfy certain criteria would have a risk weight of 50%.  Loans and other exposures, except for residential mortgage loans, that are 90 days or more past due would have a risk weight of 150%, and preferred stock issued by a GSE would have a risk weight of 100% and exposures to GSEs that are not equity exposures would have a risk weight of 20%.  Under the Proposed Rules, this risk weight framework would take effect on January 1, 2015, with an option for early adoption.

In October 2012, the OCC published its final rules requiring annual capital-adequacy stress tests for national banks and federal savings associations with consolidated assets of more than $10 billion, which were proposed in January 2012.  Although the final rules became effective on October 9, 2012, the Agencies revised the timeline for implementing the final rules for national banks and federal savings associations with consolidated assets between $10 billion and $50 billion, such as Astoria Federal, delaying the requirement to perform annual capital-adequacy stress tests until October 2013.  Under the rules, the OCC will provide institutions with economic scenarios, reflecting baseline, adverse and severely adverse conditions.  Astoria Federal will be required to use the scenarios to calculate, for each quarter-end within a nine-quarter planning horizon, the impact of such scenarios on revenues, losses, loan loss reserves and regulatory capital levels and ratios, taking into account all relevant exposures and activities. On or before March 31 of each year beginning in 2014, Astoria Federal will be required to submit a report of the results of its stress test to the OCC and publish a summary of the results between June 15 and June 30 of each year following the submission to the OCC.  The rule also requires each institution to establish and maintain a system of controls, oversight and documentation, including policies and procedures, designed to ensure that the stress testing processes used by the institution are effective in meeting the requirements of the rule.

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

Prompt Corrective Regulatory Action

FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” the severity of which depends upon the institution’s degree of capitalization. Generally, a capital restoration plan must be filed with the OCC within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” and the plan must be guaranteed by any parent holding company. In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion.  Under current OCC regulations, generally, a federally chartered savings association is treated as well capitalized if its Total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater and its Tier 1 leverage capital ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level.  As of December 31, 2012, Astoria Federal was considered “well capitalized” by the OCC, with a Total risk-based capital ratio of 16.49%, Tier 1 risk-based capital ratio of 15.23% and Tier 1 leverage capital ratio of 9.24%.

Insurance of Deposit Accounts

Astoria Federal is a member of the DIF and pays its deposit insurance assessments to the DIF.

Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions.  Under this new assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories, based on the institution’s most recent supervisory ratings and capital ratios. For institutions within Risk Category I, assessment rates generally depend upon a combination of CAMELS (capital adequacy, asset quality, management, earnings, liquidity, sensitivity to market risk) component ratings and financial ratios, or for large institutions with long-term debt issuer ratings, such as Astoria Federal, assessment rates depend on a combination of long-term debt issuer ratings, CAMELS component ratings and financial ratios.  The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than three basis points from one quarter to the next, that adjustments cannot result in rates more than three basis points above or below the base rates and that rates cannot be negative.  The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. In December 2010, the FDIC amended its regulations to increase the designated reserve ratio of the DIF from 1.25% to 2.00% of estimated insured deposits of the DIF effective January 1, 2011.  In December 2012, the FDIC held the designated reserve ratio at 2.00% for 2013.  The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the designated reserve ratio.

As a result of the failures of a number of banks and thrifts, there has been a significant increase in the loss provisions of the DIF.  This resulted in a decline in the DIF reserve ratio during 2008 below the then minimum designated reserve ratio of 1.15%. As a result, the FDIC was required to establish a restoration plan to restore the reserve ratio to 1.15% within a period of five years, which was subsequently extended to eight years. In order to restore the reserve ratio to 1.15%, the FDIC adopted a final rule in February 2009 which set the initial base assessment rates beginning April 1, 2009 and provided for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount.

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

The new rate schedule and other revisions to the assessment rules became effective on April 1, 2011.  As revised by the final rule, the initial base assessment rates for depository institutions with total assets of less than $10 billion range from five to nine basis points for Risk Category I institutions and are fourteen basis points for Risk Category II institutions, twenty-three basis points for Risk Category III institutions and thirty-five basis points for Risk Category IV institutions.  However, for large insured depository institutions, generally defined as those with at least $10 billion in total assets, such as Astoria Federal, the final rule eliminated risk categories and the use of long-term debt issuer ratings when calculating the initial base assessment rates and combined CAMELS ratings and financial measures into two scorecards, one for most large insured depository institutions and another for highly complex insured depository institutions, to calculate assessment rates.  A highly complex institution is generally defined as an insured depository institution with more than $50 billion in total assets that is controlled by a parent company with more than $500 billion in total assets. Each scorecard has two components - a performance score and loss severity score, which are combined and converted to an initial assessment rate.  The FDIC has the ability to adjust a large or highly complex insured depository institution’s total score by a maximum of 15 points, up or down based upon significant risk factors that are not captured by the scorecard.  Under the new assessment rate schedule, the initial base assessment rate for large and highly complex insured depository institutions ranges from five to thirty-five basis points, and the total base assessment rate, after applying the unsecured debt and brokered deposit adjustments, ranges from two and one-half to forty-five basis points.

Under the Federal Deposit Insurance Reform Act of 2005, institutions that were in existence on December 31, 1996 and paid deposit insurance assessments prior to that date, or were a successor to such an institution, were granted a One-Time Assessment Credit in 2006.  Astoria Federal received a $14.0 million One-Time Assessment Credit which was used to offset 100% of the 2007 deposit insurance assessment and 90% of the 2008 deposit insurance assessment. During the 2009 first quarter, we utilized the remaining balance of this credit.  Our expense for FDIC deposit insurance assessments totaled $46.3 million in 2012 and $36.9 million in 2011.

In November 2009, the FDIC adopted a final rule which required insured depository institutions to prepay their projected quarterly deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009, together with their regular deposit insurance assessment for the third quarter of 2009, which for Astoria Federal totaled $105.7 million.  We utilized the remaining prepaid assessments balance during 2012.

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation.  The Financing Corporation payments will continue until the bonds mature in 2017 through 2019. Our expense for these payments totaled $1.0 million in 2012 and $1.2 million in 2011.

In accordance with certain provisions of the Reform Act, the FDIC adopted rules in November and December 2010 which provided for temporary unlimited insurance coverage of certain non-interest bearing transaction accounts.  Such coverage began on December 31, 2010 and terminated on December 31, 2012.  Beginning January 1, 2013, such accounts are insured under the general deposit insurance coverage rules of the FDIC.

Loans to One Borrower

Under the HOLA, savings associations are generally subject to the national bank limits on loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral.  Astoria Federal is in compliance with applicable loans to one borrower limitations.  At December 31, 2012, Astoria Federal’s largest aggregate amount of loans to one borrower totaled $54.0 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Astoria Federal.

Qualified Thrift Lender Test

The HOLA requires savings associations to meet a Qualified Thrift Lender, or QTL, test. Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months.  As of December 31, 2012, Astoria Federal maintained in excess of 91% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months in the year ended December 31, 2012.  Therefore, Astoria Federal qualified under the QTL test.

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

During 2012, we were required to file applications with the OCC and the FRB for proposed capital distributions, all of which were approved. Astoria Federal paid dividends to Astoria Financial Corporation totaling $40.8 million in 2012.

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

Assessments

The OCC charges assessments to recover the costs of examining savings associations and their affiliates. These assessments are generally based on an institution’s total assets, with a surcharge for an institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination.  Our expense for these assessments totaled $3.6 million in 2012 and $3.2 million in 2011.

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

Transactions with Related Parties

Astoria Federal is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, or FRA, and Regulation W and Regulation O issued by the FRB.  These provisions, among other things, prohibit, limit or place restrictions upon a savings institution extending credit to, or entering into certain transactions with, its affiliates (which for Astoria Federal would include us and our non-federally chartered savings association subsidiaries, if any), principal stockholders, directors and executive officers.  The Reform act expands the affiliate transaction rules in Sections 23A and 23B of the FRA to broaden the definition of affiliate and to apply this definition to securities lending, repurchase agreement and derivatives activities that Astoria Federal may have with an affiliate. This expansion became effective in July 2012.  In addition, the FRB regulations include additional restrictions on savings associations under Section 11 of HOLA, including provisions prohibiting a savings association from making a loan to an affiliate that is engaged in non-bank holding company activities and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary.  The FRB regulations also include certain specific exemptions from these prohibitions. The FRB and the OCC require each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W.

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

Astoria Federal was in compliance with the FHLB-NY minimum stock investment requirements with an investment in FHLB-NY stock at December 31, 2012 of $171.2 million.  Dividends from the FHLB-NY to Astoria Federal amounted to $7.0 million for the year ended December 31, 2012.

Federal Reserve System

FRB regulations require federally chartered savings associations to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts).  A reserve of 3% is to be maintained against aggregate transaction accounts between $12.4 million and $79.5 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $79.5 million.  The first $12.4 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements.  Astoria Federal is in compliance with the foregoing requirements.

Required reserves must be maintained in the form of either vault cash, an account at a Federal Reserve Bank or a pass-through account as defined by the FRB.  Pursuant to the Emergency Economic Stabilization Act of 2008, the Federal Reserve Banks pay interest on depository institutions’ required and excess reserve balances.  The interest rate paid on required reserve balances is currently the average target federal funds rate over the reserve maintenance period.  The rate on excess balances will be set equal to the lowest target federal funds rate in effect during the reserve maintenance period.

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

Gramm-Leach also restricts the powers of new unitary savings and loan holding companies. Unitary savings and loan holding companies that are “grandfathered,” i.e., unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as us, retain their authority under the prior law.  All other unitary savings and loan holding companies are limited to financially related activities permissible for financial holding companies, as defined under Gramm-Leach. Gramm-Leach also prohibits non-financial companies from acquiring grandfathered unitary savings and loan holding companies.

Except under limited circumstances, a savings and loan holding company is prohibited (directly or indirectly, or through one or more subsidiaries) from (i) acquiring control of another savings association or holding company thereof, or acquiring all or substantially all of the assets thereof, without prior written approval of the FRB; (ii) acquiring or retaining, with certain exceptions, more than 5% of the voting shares a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or (iii) acquiring or retaining control of a depository institution that is not federally insured.  In evaluating applications by holding companies to acquire savings associations, the FRB must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the DIF, the convenience and needs of the community and competitive factors.

We are currently required to file a notice with the FRB at least 30 days prior to declaring any future cash dividend.  The notice must evidence our compliance with applicable FRB guidance regarding payment of dividends.  This process enables the FRB to comment on, object to or otherwise prohibit us from paying the proposed dividend.  The supervisory guidance issued by the FRB states that we should either eliminate, defer or significantly reduce dividends if (1) our net income available to common shareholders over the past year is insufficient to fully fund a dividend, (2) our prospective rate of earnings retention is not consistent with our capital needs and our overall current or prospective financial condition or (3) we will not meet, or are in danger of not meeting, our minimum regulatory capital adequacy ratios.

As discussed above, the Reform Act requires the Agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies.  These requirements must be no less than those to which insured depository institutions are currently subject.  In addition, the Reform Act specifically authorizes the FRB to issue regulations relating to capital requirements for savings and loan holding companies.  As a result, by no later than July 2015, we will become subject to consolidated capital requirements which we have not been subject to previously.  In addition, pursuant to the Reform Act, we are required to serve as a source of strength for Astoria Federal.

In October 2012, the FRB published two final rules with stress testing requirements for certain bank holding companies, state member banks, and savings and loan holding companies.  In accordance with these rules, the FRB began conducting supervisory stress tests in the fall of 2012 for the 19 bank holding companies that participated in the 2009 Supervisory Capital Assessment Program and subsequent Comprehensive Capital Analysis and Reviews.  The final rules also required these companies to conduct their own stress tests, with the results to be publicly disclosed in March 2013.

In addition to the stress test requirements applicable to these 19 bank holding companies, under the final rules, institutions, such as Astoria Financial Corporation, will be required to conduct annual stress tests as of September 30 of each year.  Institutions with less than $50 billion in assets, such as Astoria Financial Corporation, will be required to submit regulatory reports to the FRB on their stress tests by March 31 of each year.  A summary of the company-run stress tests is required to be published.  The stress test requirement is predicated on a company being subject to consolidated capital requirements and, therefore, the FRB has delayed effectiveness of this requirement for savings and loan holding companies, such as Astoria Financial Corporation, until the FRB has established risk-based capital requirements for such institutions.

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

New York State Taxation

New York State imposes an annual franchise tax on banking corporations, based on net income allocable to New York State, at a rate of 7.1%.  If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, “alternative” net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed.  We were subject to the alternative minimum tax for New York State for the year ended December 31, 2012.  In addition, New York State imposes a tax surcharge of 17.0% of the New York State Franchise Tax, calculated using an annual franchise tax rate of 9.0% (which represents the 2000 annual franchise tax rate), allocable to business activities carried on in the Metropolitan Commuter Transportation District.  These taxes apply to us, Astoria Federal and certain of Astoria Federal’s subsidiaries.  Certain other subsidiaries are subject to a general business corporation tax in lieu of the tax on banking corporations or are subject to taxes of other jurisdictions.  The rules regarding the determination of net income allocated to New York State and alternative minimum taxes differ for these subsidiaries.

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

New York City Taxation

Astoria Federal is also subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Franchise Tax.  New York City also enacted legislation during 2010 that is substantially similar to the New York State legislation described above.  A significant portion of Astoria Federal’s entire net income is derived from outside of the New York City jurisdiction which has the effect of significantly reducing the New York City taxable income of Astoria Federal.  We were subject to the alternative minimum tax for New York City (which is similar to the New York State alternative minimum tax) for the year ended December 31, 2012.

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

At December 31, 2012, $1.95 billion of our borrowings contain features that would allow them to be called prior to their contractual maturity.  This would generally occur during periods of rising interest rates.  If this were to occur, we would need to either renew the borrowings at a potentially higher rate of interest, which would negatively impact our net interest income, or repay such borrowings.  If we sell securities or other assets to fund the repayment of such borrowings, any decline in estimated market value with respect to the securities or assets sold would be realized and could result in a loss upon such sale.

Interest rates do and will continue to fluctuate.  Although we cannot predict future Federal Open Market Committee, or FOMC, or FRB actions or other factors that will cause rates to change, the FOMC has indicated their desire to maintain their accommodative monetary stance at least through mid-2015.  This is a continuation of their efforts of the past few years during which we have seen historic lows on mortgage interest rates and elevated mortgage loan prepayments.  While this may continue, a flat U.S. Treasury yield curve adversely impacts our net interest rate spread and net interest margin.  No assurance can be given that changes in interest rates or mortgage loan prepayments will not have a negative impact on our net interest income, net interest rate spread or net interest margin.

Our results of operations are affected by economic conditions in the New York metropolitan area and nationally.

Our retail banking and a significant portion of our lending business (approximately 47% of our residential and 97% of our multi-family and commercial real estate mortgage loan portfolios at December 31, 2012) are concentrated in the New York metropolitan area.  As a result of this geographic concentration, our results of operations largely depend upon economic conditions in this area, although they also depend on economic conditions in other areas.

We are operating in a challenging economic environment, both nationally and locally.  Financial institutions continue to be affected by continued softness in the housing and real estate markets.  Depressed real estate values and home sales volumes and financial stress on borrowers as a result of the current economic environment, including elevated unemployment levels, have had an adverse effect on our borrowers, which has adversely affected our results of operations and may continue to do so in the future, as well as adversely affect our financial condition.  In addition, depressed real estate values have adversely affected the value of property used as collateral for our loans.  At December 31, 2012, the average loan-to-value ratio of our mortgage loan portfolio was less than 59% based on current principal balances and original appraised values.  However, no assurance can be given that the original appraised values are reflective of current market conditions as we have experienced significant declines in real estate values in all markets in which we lend.

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

We may not be able to fully execute on our new business initiatives which could have a material adverse effect on our financial condition or results of operations.

We have historically been a community-oriented retail bank offering traditional deposit products and focusing on residential mortgage lending. However, the current economic environment has made it difficult for us to profitably grow our business in the same manner as it has in the past. Accordingly, we have been developing strategies to grow other loan categories to diversify earning assets and to increase low cost core deposits. These strategies include continued reliance on our multi-family and commercial real estate mortgage lending operations and, over time, significantly expanding our business banking operations. Our business banking initiative includes focusing on small and mid-sized businesses, with an emphasis on attracting clients from larger competitors. We are also considering expanding our branch network into other locations on Long Island and opening branches in Manhattan. There are costs, risks and uncertainties associated with the development, implementation and execution of these new initiatives, including the investment of time and resources, the possibility that these initiatives will be unprofitable and the risk of additional liabilities associated with these initiatives. In addition, our ability to successfully execute on these new initiatives will depend in part on our ability to attract and retain talented individuals to help manage these initiatives and the existence of satisfactory market conditions that will allow us to profitably grow these businesses. Our potential inability to successfully execute these initiatives could have a material adverse effect on our business, financial condition or results of operations.  We expect our non-interest expense to increase in connection with the increased staff related to these initiatives and the potential addition of new branches.  We anticipate realizing these costs in advance of realizing increased revenues and deposit growth from these initiatives.

Multi-family and commercial real estate lending may expose us to increased lending risks.

Our policy generally has been to originate multi-family and commercial real estate mortgage loans in the New York metropolitan area.  At December 31, 2012, multi-family loans totaled $2.41 billion, or 18% of our total loan portfolio, and commercial real estate loans totaled $773.9 million, or 6% of our total loan portfolio.  Multi-family and commercial real estate loans generally involve a greater degree of credit risk than residential loans because they typically have larger balances and are more affected by adverse conditions in the economy.  Because payments on loans secured by multi-family properties and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation.  At December 31, 2012, non-performing multi-family and commercial real estate loans totaled $17.5 million, or 0.55% of our total portfolio of multi-family and commercial real estate mortgage loans.

We have originated multi-family and commercial real estate loans in areas other than the New York metropolitan area.  At December 31, 2012, loans in states other than New York, New Jersey and Connecticut comprised 3% of the total multi-family and commercial real estate loan portfolio.  We could be subject to additional risks with respect to multi-family and commercial real estate lending in areas other than the New York metropolitan area since we have less experience in these areas with this type of lending and less direct oversight of the local market and the borrowers’ operations.

Astoria Federal’s ability to pay dividends or lend funds to us is subject to regulatory limitations which, to the extent we need but are not able to access such funds, may prevent us from making future dividend payments or principal and interest payments due on our debt obligations.

We are a unitary savings and loan holding company currently regulated by the FRB and almost all of our operating assets are owned by Astoria Federal.  We rely primarily on dividends from Astoria Federal to pay cash dividends to our stockholders, to engage in share repurchase programs and to pay principal and interest on our debt obligations.  The OCC regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments.  As the subsidiary of a savings and loan holding company, Astoria Federal must file a notice with the OCC at least 30 days prior to each capital distribution.  However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Astoria Federal must file an application to receive the approval of the OCC for a proposed capital distribution.  During 2012, we were required to file applications with the OCC for proposed capital distributions and we anticipate that in 2013 we will continue to be required to file such applications for proposed capital distributions.  In addition, as the subsidiary of a savings and loan holding company, Astoria Federal must also receive approval from the FRB before declaring a dividend.

In addition, Astoria Federal may not pay dividends to us if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or the OCC notified Astoria Federal that it was in need of more than normal supervision.  Under the prompt corrective action provisions of the FDIA, an insured depository institution such as Astoria Federal is prohibited from making a capital distribution, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDIA).  Payment of dividends by Astoria Federal also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe or unsound banking practice.  Furthermore, capital standards imposed on us and similarly situated institutions have been and continue to be refined by bank regulatory agencies under the Reform Act.  Deterioration of economic conditions and further changes to regulatory guidance could result in revised capital standards that may indicate the need for us or Astoria Federal to maintain greater capital positions, which could lead to limitations in dividend payments to us by Astoria Federal.

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

We are currently required to file a notice with the FRB at least 30 days prior to declaring a cash dividend.  The notice must evidence our compliance with applicable FRB guidance regarding payment of dividends.  This process enables the FRB to comment on, object to or otherwise prohibit us from paying the proposed dividend.   The supervisory guidance issued by the FRB states that we should either eliminate, defer or significantly reduce dividends if (1) our net income available to common shareholders over the past year is insufficient to fully fund a dividend, (2) our prospective rate of earnings retention is not consistent with our capital needs and our overall current or prospective financial condition or (3) we will not meet, or are in danger of not meeting, our minimum regulatory capital adequacy ratios.

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

Financial institutions have been the subject of significant legislative and regulatory changes and may be the subject of further significant legislation or regulation in the future, none of which is within our control.  Significant new laws or regulations or changes in, or repeals of, existing laws or regulations, including those with respect to federal and state taxation, may cause our results of operations to differ materially.  In addition, the costs and burden of compliance have significantly increased and could adversely affect our ability to operate profitably.  Further, federal monetary policy significantly affects credit conditions for Astoria Federal, as well as for our borrowers, particularly as implemented through the Federal Reserve System, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements.  A material change in any of these conditions could have a material impact on Astoria Federal or our borrowers, and therefore on our results of operations.

The regulatory reform legislation that became effective in 2011 has created uncertainty and may have a material effect on our operations and capital requirements.

As a result of the financial crisis which occurred in the banking and financial markets commencing in the second half of 2007, the overall bank regulatory climate is now marked by caution, conservatism and a focus on compliance and risk management.  We expect to continue to face increased regulation and supervision of our industry as a result of the financial crisis and there will be additional requirements and conditions imposed on us to the extent that we participate in any of the programs established or to be established by the Treasury or by the Agencies. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.  In addition, there are many provisions of the Reform Act which are to be implemented through regulations that have not yet been adopted by the Agencies, which creates a risk of uncertainty as to the effect that such provisions will ultimately have.  In addition to the creation of the CFPB, we believe the following provisions of the Reform Act have had or will have the most impact on us:

•

The assumption by the OCC of regulatory authority over all federal savings associations, such as Astoria Federal, and the acquisition by the FRB of regulatory authority over all savings and loan holding companies, such as Astoria Financial Corporation, as well as all subsidiaries of savings and loan holding companies other than depository institutions. Although the laws and regulations currently applicable to us generally have not changed by virtue of the elimination of the OTS (except to the extent such laws have been modified by the Reform Act), the application of these laws and regulations may vary as administered by the OCC and the FRB.

•

The significant roll back of the federal preemption of state consumer protection laws that is currently enjoyed by federal savings associations and national banks. As a result, we are subject to state consumer protection laws in each state where we do business, and those laws can be interpreted and enforced differently in different states.

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

New and future rulemaking from the Consumer Financial Protection Bureau may have a material effect on our operations and operating costs.

The CFPB has the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations and, with respect to institutions of our size, has exclusive examination and primary enforcement authority with respect to such laws and regulations.  As an independent bureau within the FRB, the CFPB may impose requirements more severe than the previous bank regulatory agencies.

Pursuant to the Reform Act, the CFPB issued a series of final rules in January 2013 related to mortgage loan origination and mortgage loan servicing.  These final rules, most provisions of which become effective January 10, 2014, prohibit creditors, such as Astoria Federal, from extending mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to mortgage origination and servicing practices.  In addition, these rules restrict the application of prepayment penalties and compensation practices relating to mortgage loan underwriting.  Compliance with these rules will likely increase our overall regulatory compliance costs and may require us to change our underwriting practices.  Moreover, it is possible that these rules may adversely affect the volume of mortgage loans that we underwrite and may subject Astoria Federal to increased potential liability related to its residential loan origination activities.

As a result of the Reform Act and other proposed changes, we may become subject to more stringent capital requirements.

The Reform Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject, and the new requirements will effectively eliminate the use of trust preferred securities as a component of tier 1 capital for depository institution holding companies of our size. In addition, the Reform Act specifically authorizes the FRB to issue regulations relating to capital requirements for savings and loan holding companies.  As a result, by no later than July 2015, we will become subject to consolidated capital requirements which we have not been subject to previously.

The Agencies issued a notice of proposed rulemaking for three sets of proposed rules during 2012, or the Proposed Rules, which will subject all savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements.  The Proposed Rules would revise the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards, and revise the FRB’s rules for calculating risk-weighted assets to enhance their risk sensitivity.  The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets were expected to be phased-in beginning in January 2013; however, the Agencies announced on November 9, 2012, that the Proposed Rules would not become effective in January 2013. At this time, no final rules have been announced or published and no further guidance has been issued by any of the Agencies.  If the Proposed Rules are adopted as proposed, we believe we would have been in compliance with the new minimum capital requirements as of December 31, 2012.

The Proposed Rules revise the quantity and quality of capital required by: (1) establishing a new minimum common equity tier 1 ratio of 4.5% of risk-weighted assets; (2) raising the minimum tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets; (3) maintaining the minimum total capital ratio of 8.0% of risk-weighted assets; and (4) maintaining a minimum tier 1 capital to adjusted average consolidated assets, known as the leverage ratio, of 4.0%.  These changes, as proposed, would have been phased in incrementally beginning January 1, 2013 to provide time for banking organizations to meet the new capital standards, with full implementation to occur by January 1, 2015.  If the effectiveness of the rules had not been delayed, the required minimum common equity tier 1 capital would have been 3.5% on January 1, 2013, 4.0% on January 1, 2014 and 4.5% on January 1, 2015, and the required minimum tier 1 capital ratio would have been 4.5% on January 1, 2013, 5.5% on January 1, 2014 and 6.0% on January 1, 2015.

In addition, the Proposed Rules revise the definition of capital to improve the ability of regulatory capital instruments to absorb losses and revise the FRB rules for calculating risk-weighted assets to enhance risk sensitivity, which will exclude certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities, such as our Capital Securities, as a component of tier 1 capital.  Under the Proposed Rules, had effectiveness not been delayed, a depository institution holding company with assets of $15 billion or more would be allowed to include only 75% of non-qualifying capital instruments in regulatory capital as of January 1, 2013, 50% as of January 1, 2014 and 25% as of January 1, 2015.  As of January 1, 2016 and thereafter, no amount of non-qualifying capital instruments would be included in regulatory capital.

Furthermore, the Proposed Rules add a requirement for a minimum Conservation Buffer of 2.5% of risk-weighted assets to be applied to the common equity tier 1 capital ratio, the tier 1 capital ratio and the total capital ratio.  Failure to maintain the Conservation Buffer would result in restrictions on capital distributions and certain discretionary cash bonus payments to executive officers.  The required minimum Conservation Buffer would be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019.  If a banking organization’s Conservation Buffer is less than the required minimum and its net income for the four calendar quarters preceding the applicable calendar quarter, net of any capital distributions, certain discretionary bonus payments and associated tax effects not already reflected in net income, or Eligible Retained Income, is negative, it would be prohibited from making capital distributions or certain discretionary cash bonus payments to executive officers.  As a result, under the Proposed Rules, if adopted, should Astoria Federal fail to maintain the Conservation Buffer we would be subject to limits on, and in the event Astoria Federal has negative Eligible Retained Income for any four consecutive calendar quarters, we would be prohibited in, our ability to obtain capital distributions from Astoria Federal.  If we do not receive sufficient cash dividends from Astoria Federal, then we may not have sufficient funds to pay dividends, repurchase our common stock or service our debt obligations.

Moreover, the Proposed Rules revise existing and establish new risk weights for certain exposures, including, among other exposures, residential mortgage loans, commercial loans, which generally include commercial real estate loans, multi-family loans, past due loans and GSE exposures.  Under the Proposed Rules, residential mortgage loans guaranteed by the U.S. government or its agencies would maintain their current risk-based capital treatment (a risk weight of 0% for those unconditionally guaranteed and a risk weight of 20% for those that are conditionally guaranteed).  All other residential mortgage loans would be separated into “category 1 residential mortgage exposures,” which generally include traditional, first-lien, prudently underwritten mortgage loans, and “category 2 residential mortgage exposures,” which generally include junior-liens, mortgage loans 90 days or more past due or on non-accrual status and non-traditional mortgage products, including interest-only mortgage loans and reduced documentation mortgage loans. The risk weights for category 1 residential mortgage exposures would range from 35% to 100% and risk weights for category 2 residential mortgage exposures would range from 100% to 200%, in each case depending on the loan-to-value ratio of the applicable exposure.  Under the Proposed Rules, multi-family and commercial loans would have a risk weight of 100%, except multi-family loans that satisfy certain criteria would have a risk weight of 50%.  Loans and other exposures, except for residential mortgage loans, that are 90 days or more past due would have a risk weight of 150%, and preferred stock issued by a GSE would have a risk weight of 100% and exposures to GSEs that are not equity exposures would have a risk weight of 20%.  Under the Proposed Rules, this risk weight framework would take effect on January 1, 2015, with an option for early adoption.

In October 2012, the OCC published its final rules requiring annual capital-adequacy stress tests for national banks and federal savings associations with consolidated assets of more than $10 billion, which were proposed in January 2012.  Although the final rules became effective on October 9, 2012, the Agencies revised the timeline for implementing the final rules for national banks and federal savings associations with consolidated assets between $10 billion and $50 billion, such as Astoria Federal, delaying the requirement to perform annual capital-adequacy stress tests until October 2013.  Under the rules, the OCC will provide institutions with economic scenarios, reflecting baseline, adverse and severely adverse conditions. Astoria Federal will be required to use the scenarios to calculate, for each quarter-end within a nine-quarter planning horizon, the impact of such scenarios on revenues, losses, loan loss reserves and regulatory capital levels and ratios, taking into account all relevant exposures and activities. On or before March 31 of each year beginning in 2014, Astoria Federal will be required to submit a report of the results of its stress test to the OCC and publish a summary of the results between June 15 and June 30 of each year following the submission to the OCC.  The rule also requires each institution to establish and maintain a system of controls, oversight and documentation, including policies and procedures, designed to ensure that the stress testing processes used by the institution are effective in meeting the requirements of the rule.

In October 2012, the FRB published two final rules with stress testing requirements for certain bank holding companies, state member banks, and savings and loan holding companies.  In accordance with these rules, the FRB began conducting supervisory stress tests in the fall of 2012 for the 19 bank holding companies that participated in the 2009 Supervisory Capital Assessment Program and subsequent Comprehensive Capital Analysis and Reviews.  The final rules also required these companies to conduct their own stress tests, with the results to be publicly disclosed in March 2013.  In addition to the stress test requirements applicable to these 19 bank holding companies, under the final rules, institutions, such as Astoria Financial Corporation, will be required to conduct annual stress tests as of September 30 of each year.  Institutions with less than $50 billion in assets, such as Astoria Financial Corporation, are required to submit regulatory reports to the FRB on their stress tests by March 31 of each year.  A summary of the company-run stress tests is required to be published. The stress test requirement is predicated on a company being subject to consolidated capital requirements and, therefore, the FRB will delay effectiveness of this requirement for savings and loan holding companies, such as Astoria Financial Corporation, until the FRB has established risk-based capital requirements for such institutions.

While we are continuing to review the impact of the Reform Act, Basel III and the related proposed rulemaking, there can be no assurance that the Reform Act and the Proposed Rules, if adopted, will not have a material impact on our business, financial condition and results of operations.

Our transition to the OCC as Astoria Federal’s primary banking regulator and the FRB as our holding company regulator may increase our compliance costs.

On July 21, 2011, the OTS was eliminated and the OCC took over the regulation of all federal savings associations, including Astoria Federal.  The FRB also acquired the OTS’s authority over all savings and loan holding companies, including Astoria Financial Corporation.  Consequently, we are now subject to regulation, supervision and examination by the OCC and the FRB, rather than the OTS.  Additionally, the CFPB supervises our compliance with consumer protection laws.  As a result of becoming subject to regulation by these three entities and in light of the overall enhanced regulatory scrutiny in our industry, we have enhanced various systems and added staff to keep up with the operational and regulatory burden associated with an institution of our size.  For example, we have, among other things, established and commenced implementing (a) a comprehensive enterprise risk management program, including the creation of an Enterprise Risk Management Department and an Enterprise Risk Management Committee of the Board of Directors of each of Astoria Federal and Astoria Financial Corporation, and (b) a comprehensive compliance management program, including the creation of a centralized Corporate Compliance Department.  These enhancements have resulted in and will continue to result in additional investments in both technology and staffing that are likely to increase our non-interest expense.  Moreover, as our regulators adopt implementing regulations and guidance with respect to their supervision of federal savings banks, we must evaluate and may need to further modify various policies and procedures, further enhance our technology and staffing to ensure continued compliance with this regulatory burden.

Our ability to originate residential mortgage loans for portfolio has been adversely affected by the increased competition resulting from the unprecedented involvement of the U.S. government and GSEs in the residential mortgage market.

Over the past few years, we have faced increased competition for residential mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market as a result of the economic crisis, which has caused the interest rate for thirty year fixed rate mortgage loans that conform to GSE guidelines to remain artificially low.  In addition, the U.S. Congress has expanded the conforming loan limits in many of our operating markets, allowing larger balance loans to continue to be acquired by the GSEs.  As a result, more loans in our portfolio qualified under the expanded conforming loan limits and were refinanced into conforming fixed rate mortgages which we originate but do not retain for portfolio.  Our residential mortgage loan repayments have remained at elevated levels and outpaced our loan production as a result of these factors, making it difficult for us to grow our residential mortgage loan portfolio and balance sheet.

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

At December 31, 2012, $336.3 million of our securities were classified as available-for-sale.  The estimated fair value of our available-for-sale securities portfolio may increase or decrease depending on changes in interest rates.  In general, as interest rates rise, the estimated fair value of our fixed rate securities portfolio will decrease.  Our securities portfolio is comprised primarily of fixed rate securities.  We increase or decrease stockholders’ equity by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax effect, under the category of accumulated other comprehensive income/loss.  Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share.  This decrease will occur even though the securities are not sold.  In the case of debt securities, if these securities are never sold, the decrease will be recovered over the life of the securities.

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

At December 31, 2012, the carrying amount of our goodwill totaled $185.2 million.  We performed our annual goodwill impairment test as of September 30, 2012 and determined there was no goodwill impairment as of our annual impairment test date.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  Our market capitalization is less than our total stockholders’ equity at December 31, 2012.  We considered this and other factors in our goodwill impairment analyses.  No assurance can be given that we will not record an impairment loss on goodwill in a subsequent period.  However, our tangible capital ratio and Astoria Federal’s regulatory capital ratios would not be affected by this potential non-cash expense.

A natural disaster could harm our business.

Astoria Federal’s primary market area was affected by Hurricane Sandy in October 2012.  Although Hurricane Sandy did not have a material adverse effect on our operations, financial condition or results of operations, a similar or worse natural disaster could have a material adverse effect.  Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the local economies in which we operate, which could have a material adverse effect on our results of operations and financial condition.  The occurrence of a natural disaster could result in one or more of the following: (i) an increase in loan delinquencies; (ii) an increase in problem assets and foreclosures; (iii) a decrease in the demand for our products and services; or (iv) a decrease in the value of the collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

We operate 85 full-service banking offices, of which 50 are owned and 35 are leased.  We own our principal executive office located in Lake Success, New York.  We are obligated under a lease commitment through 2017 for our residential mortgage operating facility in Mineola, New York.  At December 31, 2012, approximately two-thirds of this facility was sublet.  We are obligated under an operating lease commitment through 2021 for office space in Jericho, New York to house our multi-family and commercial real estate lending and business banking departments and other operations.  We lease office facilities for our wholly-owned subsidiaries Fidata in Norwalk, Connecticut, and Suffco in Farmingdale, New York.  We believe such facilities are suitable and adequate for our operational needs.  For further information regarding our lease obligations, see Item 7, “MD&A” and Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

City of New York Notice of Determination

By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York has notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies relate to our operation of two subsidiaries of Astoria Federal, Fidata and AF Mortgage.  Fidata is a passive investment company which maintains offices in Connecticut.  AF Mortgage is an operating subsidiary through which Astoria Federal engages in lending activities primarily outside the State of New York through our third party loan origination program.  We disagree with the assertion of the tax deficiencies and we filed Petitions for Hearings with the City of New York on December 6, 2010 and October 5, 2011 to oppose the Notices of Determination and to consolidate the hearings.  A hearing in this matter is scheduled to begin on March 6, 2013.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at December 31, 2012 with respect to this matter.

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

Automated Transactions LLC Litigation

On November 20, 2009, an action entitled Automated Transactions LLC v. Astoria Financial Corporation and Astoria Federal Savings and Loan Association was commenced in the U.S. District Court for the Southern District of New York, or the Southern District Court, against us by Automated Transactions LLC, alleging patent infringement involving integrated banking and transaction machines, including ATMs that we utilize.  We were served with the summons and complaint in such action on March 2, 2010.  The plaintiff also filed a similar suit on the same day against another financial institution and its holding company.  The plaintiff seeks unspecified monetary damages and an injunction preventing us from continuing to utilize the allegedly infringing machines.  We filed an answer and counterclaims to the plaintiff’s complaint on March 23, 2010.

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

We have tendered requests for indemnification from the manufacturer and from the transaction processor utilized with respect to the integrated banking and transaction machines, and we served third party complaints against Metavante Corporation and Diebold, Inc. seeking to enforce our indemnification rights.  These complaints are being defended by Metavante Corporation and Diebold, Inc. and we intend to pursue these complaints vigorously.

We intend to continue to vigorously defend this lawsuit.  An adverse result in this lawsuit may include an award of monetary damages, on-going royalty obligations, and/or may result in a change in our business practice, which could result in a loss of revenue.  We cannot at this time estimate the possible loss or range of loss, if any.  No assurance can be given at this time that this litigation against us will be resolved amicably, that if this litigation results in an adverse decision that we will be successful in seeking indemnification, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

Lefkowitz Litigation

On February 27, 2012, a putative class action entitled Ellen Lefkowitz, individually and on behalf of all Persons similarly situated v. Astoria Federal Savings and Loan Association was commenced in the Supreme Court of the State of New York, County of Queens, or the Queens County Supreme Court, against us alleging that during the proposed class period, we improperly charged overdraft fees to customer accounts when accounts were not overdrawn, improperly reordered electronic debit transactions from the highest to the lowest dollar amount and processed debits before credits to deplete accounts and maximize overdraft fee income.  The complaint contains the further assertion that we did not adequately inform our customers that they had the option to “opt-out” of overdraft services.  We were served with the summons and complaint in such action on February 29, 2012 and were initially required to reply on or before April 30, 2012.  By Stipulation between the parties, our time to answer was extended to May 7, 2012, at which time we moved to dismiss the complaint.  On July 19, 2012, the Queens County Supreme Court issued an order dismissing the complaint in its entirety.  On September 7, 2012, the plaintiff filed a notice of appeal with the Supreme Court of the State of New York, Appellate Division, Second Judicial Department.

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

	2012		2011
	High	Low	High	Low
First Quarter	$10.08	$ 8.03	$ 15.11	$ 13.42
Second Quarter	10.03	8.36	15.25	12.64
Third Quarter	11.08	8.91	13.49	7.65
Fourth Quarter	10.50	8.88	9.13	6.58

As of February 15, 2013, we had 2,994 shareholders of record.  As of December 31, 2012, there were 98,419,318 shares of common stock outstanding.

The following schedule summarizes the cash dividends paid per common share for the periods indicated.

	2012	2011
First Quarter	$ 0.13	$ 0.13
Second Quarter	0.04	0.13
Third Quarter	0.04	0.13
Fourth Quarter	0.04	0.13

On January 23, 2013, our Board of Directors declared a quarterly cash dividend of $0.04 per common share, payable on March 1, 2013, to common stockholders of record as of the close of business on February 15, 2013.  As in the past, our Board of Directors reviews the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other factors.

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

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return on Astoria Financial Corporation common stock, or AFC Common Stock, during the five fiscal years ended December 31, 2012, with the cumulative total returns of both a broad market index, the Standard & Poor’s, or S&P, 500 Stock Index, and a peer group index, the Financials Sector of the S&P 400 Mid-cap Index.  The comparison assumes $100 was invested on December 31, 2007 in AFC Common Stock and in each of the S&P indices and assumes that all of the dividends were reinvested.

AFC Common Stock, Market and Peer Group Indices

	AFC Common Stock	S&P 500 Stock Index	S&P Midcap 400 Financials Index
December 31, 2007	$ 100.00	$ 100.00	$ 100.00
December 31, 2008	74.41	63.00	73.32
December 31, 2009	59.60	79.67	82.74
December 31, 2010	69.41	91.67	99.07
December 31, 2011	44.45	93.61	94.12
December 31, 2012	50.37	108.59	110.06

Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At December 31, 2012, a maximum of 8,107,300 shares may yet be purchased under this plan.  However, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

On May 23, 2012, our Chief Executive Officer submitted his annual certification to the NYSE indicating that he was not aware of any violation by Astoria Financial Corporation of NYSE corporate governance listing standards as of the May 23, 2012 certification date.

ITEM 6.    SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data.  This financial data is derived in part from, and should be read in conjunction with, our consolidated financial statements and related notes.

	At December 31,
(In Thousands)	2012	2011	2010	2009	2008
Selected Financial Data:
Total assets	$16,496,642	$17,022,055	$18,089,269	$20,252,179	$21,982,111
Repurchase agreements	-	-	51,540	40,030	24,060
Securities available-for-sale	336,300	344,187	561,953	860,694	1,390,440
Securities held-to-maturity	1,700,141	2,130,804	2,003,784	2,317,885	2,646,862
Loans receivable, net	13,078,471	13,117,419	14,021,548	15,586,673	16,593,415
Deposits	10,443,958	11,245,614	11,599,000	12,812,238	13,479,924
Borrowings, net	4,373,496	4,121,573	4,869,204	5,877,834	6,965,274
Stockholders’ equity	1,293,989	1,251,198	1,241,780	1,208,614	1,181,769

	For the Year Ended December 31,
(In Thousands, Except Per Share Data)	2012	2011	2010	2009	2008
Selected Operating Data:
Interest income	$600,509	$695,248	$855,299	$997,541	$1,089,711
Interest expense	252,240	319,822	421,732	568,772	694,327
Net interest income	348,269	375,426	433,567	428,769	395,384
Provision for loan losses	40,400	37,000	115,000	200,000	69,000
Net interest income after provision for loan losses	307,869	338,426	318,567	228,769	326,384
Non-interest income	73,235	68,915	81,188	79,801	11,180
General and administrative expense	300,133	301,417	284,918	270,056	233,260
Income before income tax expense	80,971	105,924	114,837	38,514	104,304
Income tax expense	27,880	38,715	41,103	10,830	28,962
Net income	$53,091	$67,209	$73,734	$27,684	$75,342
Basic earnings per common share	$0.55	$0.70	$0.78	$0.30	$0.83
Diluted earnings per common share	$0.55	$0.70	$0.78	$0.30	$0.82

	At or For the Year Ended December 31,
	2012		2011		2010		2009		2008

Selected Financial Ratios and Other Data:

Return on average assets	0.31%		0.39%		0.38%		0.13%		0.35%
Return on average stockholders’ equity	4.15		5.31		6.02		2.31		6.24
Return on average tangible stockholders’ equity (1)	4.86		6.22		7.09		2.74		7.37

Average stockholders’ equity to average assets	7.47		7.28		6.28		5.68		5.55
Average tangible stockholders’ equity to average tangible assets (1)(2)	6.46		6.28		5.38		4.84		4.74
Stockholders’ equity to total assets	7.84		7.35		6.86		5.97		5.38
Tangible common stockholders’ equity to tangible assets (tangible capital ratio) (1)(2)	6.80		6.33		5.90		5.10		4.57

Net interest rate spread (3)	2.09		2.23		2.28		2.04		1.80
Net interest margin (4)	2.16		2.30		2.35		2.13		1.91
Average interest-earning assets to average interest-bearing liabilities	1.05	x	1.04	x	1.03	x	1.03	x	1.03	x

General and administrative expense to average assets	1.75%		1.73%		1.46%		1.28%		1.07%
Efficiency ratio (5)	71.21		67.83		55.35		53.10		57.37

Cash dividends paid per common share	$ 0.25		$ 0.52		$ 0.52		$ 0.52		$ 1.04
Dividend payout ratio	45.45%		74.29%		66.67%		173.33%		126.83%

Asset Quality Ratios:

Non-performing loans to total loans (6)	2.38%		2.51%		2.75%		2.59%		1.43%
Non-performing loans to total assets (6)	1.91		1.96		2.16		2.02		1.09
Non-performing assets to total assets (6)(7)	2.08		2.24		2.51		2.25		1.20
Allowance for loan losses to non-performing loans (6)	46.18		47.22		51.57		47.49		49.88
Allowance for loan losses to total loans	1.10		1.18		1.42		1.23		0.71

Other Data:

Number of deposit accounts	613,871		703,454		753,984		817,632		865,391
Mortgage loans serviced for others (in thousands)	$1,443,672		$1,446,646		$1,443,709		$1,379,259		$1,225,656
Full service banking offices	85		85		85		85		85
Regional lending offices	3		3		3		3		3
Full time equivalent employees	1,530		1,636		1,565		1,592		1,575

(1)	Tangible stockholders’ equity represents stockholders’ equity less goodwill.
(2)	Tangible assets represent assets less goodwill.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.
(5)	Efficiency ratio represents general and administrative expense divided by the sum of net interest income plus non-interest income.
(6)

Non-performing loans consist of all non-accrual loans and all mortgage loans delinquent 90 days or more as to their maturity date but not their interest due and exclude loans held-for-sale and loans that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to accrual status. Restructured accruing loans totaled $98.7 million, $73.7 million, $49.2 million, $26.0 million and $1.1 million at December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

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

As the premier Long Island community bank, our goals are to enhance shareholder value while continuing to build a solid banking franchise.  We focus on growing our core businesses of mortgage portfolio lending and retail banking while maintaining strong asset quality and controlling operating expenses.  We also provide returns to shareholders through dividends.

Although we remain committed to offering traditional retail deposit products and residential mortgage loans, we have been developing strategies to grow other loan categories to diversify earning assets and to increase low cost core deposits.  These strategies include continued reliance on our multi-family and commercial real estate mortgage lending operations and, over time, significantly expanding our business banking operations.  Our business banking initiative includes focusing on small and mid-sized businesses, with an emphasis on attracting clients from larger competitors.  We are also considering expanding our branch network into other locations on Long Island and opening branches in Manhattan.

We are impacted by both national and regional economic factors. With residential mortgage loans from various regions of the country held in our portfolio, the condition of the national economy impacts our earnings.  During 2011 and continuing through 2012, the U.S. economy has shown signs of a very slow and tenuous recovery from the recession which began in 2008.  The national unemployment rate, while still at a high level, declined to 7.8% for December 2012, compared to a peak of 10.0% for October 2009, although new job growth remains slow.  Softness persists in the housing and real estate markets, although the extent of such softness varies from region to region.  With respect to our multi-family mortgage loan origination activities, primarily focused in New York, we have observed favorable market conditions during 2012.

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business changed significantly in 2011.  As described in more detail in Part I, Item 1A, “Risk Factors,” certain aspects of the Reform Act continue to have a significant impact on us, including the expanded regulatory burden resulting from oversight of Astoria Federal by the OCC and the CFPB and oversight of Astoria Financial Corporation by the FRB, as well as changes to, and significant increases in, deposit insurance assessments, the imposition of consolidated holding company capital requirements and the roll back of federal preemption applicable to certain of our operations.  The FRB has issued notices of proposed rulemaking during 2012 that would subject all savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements. These proposed rules also would revise the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards, and would revise the rules for calculating risk-weighted assets to enhance their risk sensitivity, which, among other things, would generally phase out trust preferred securities as a component of tier 1 capital. Although implementation of the rules has been delayed, we are continuing to review the impact that the Reform Act, Basel III and related proposed rulemaking will have on our business, financial condition and results of operations.

Net income for the year ended December 31, 2012 decreased compared to the year ended December 31, 2011.  This decline was primarily due to a decrease in net interest income and an increase in provision for loan losses, partially offset by an increase in non-interest income.  Net interest income, the net interest rate spread and the net interest margin for the year ended December 31, 2012 were lower compared to the year ended December 31, 2011, primarily due to a more rapid decline in the yields on interest-earning assets than the decline in the costs of interest-bearing liabilities.

Interest income for the year ended December 31, 2012 decreased compared to the year ended December 31, 2011, primarily due to lower average yields on mortgage loans and mortgage-backed and other securities and a decline in the average balances of residential mortgage loans and mortgage-backed and other securities, partially offset by an increase in the average balance of multi-family and commercial real estate mortgage loans.  Interest expense for the year ended December 31, 2012 also decreased in relation to the year ended December 31, 2011, primarily due to decreases in interest expense on certificates of deposit and borrowings.  The decrease in interest expense on certificates of deposit primarily reflects a decline in the average balance of such accounts, although the average cost also declined.  The decline in interest expense on borrowings was attributable to a decline in the average cost of borrowings, offset by an increase in the average balance.  On June 19, 2012, we completed the sale of $250.0 million aggregate principal amount of 5.00% senior unsecured notes due 2017, or 5.00% Senior Notes.  The proceeds from the sale of the 5.00% Senior Notes were used to redeem our $250.0 million aggregate principal amount of 5.75% senior unsecured notes due October 2012, or 5.75% Senior Notes, on September 13, 2012.  The repayment of the 5.75% Senior Notes and issuance of the 5.00% Senior Notes will result in a reduction of future annual interest expense with respect to our other borrowings.

The provision for loan losses for the year ended December 31, 2012 totaled $40.4 million, compared to $37.0 million for the year ended December 31, 2011.  The allowance for loan losses totaled $145.5 million at December 31, 2012, compared to $157.2 million at December 31, 2011.  The decrease in the allowance for loan losses reflects the general stabilizing trend in overall asset quality we have experienced since 2010 as total delinquencies have continued a downward trend.  While the level of our non-performing loans has continued its downward trend throughout 2012, we expect the levels will remain somewhat elevated for some time, especially in certain states where judicial foreclosure proceedings are required.  The allowance for loan losses at December 31, 2012 reflects the composition and size of our loan portfolio, the levels and composition of our loan delinquencies and non-performing loans, our loss history and our evaluation of the housing and real estate markets and overall economy, including the unemployment rate and other factors.

Non-interest income increased for 2012, compared to 2011, as lower customer service fees were more than offset by gain on sales of securities in 2012 and increases in mortgage banking income, net, and other non-interest income.  Gain on sale of securities includes a $6.0 million gain realized in the 2012 fourth quarter resulting from the sale of our investment in two issues of Freddie Mac perpetual preferred securities.  The sale of these securities, which had been written off in prior years as an impaired asset for book purposes, had the effect of reducing our net deferred tax asset and eliminated the potential risk for the exclusion of the deferred tax asset related to these securities from regulatory capital in future periods.  Non-interest expense decreased slightly for 2012 compared to 2011 primarily due to decreases in compensation and benefits expense and advertising expense, substantially offset by increases in FDIC insurance premium expense and occupancy, equipment and systems expense.  The reduction in compensation and benefits expense reflects lower ESOP related expense as well as the benefits resulting from our cost control initiatives implemented in the 2012 first quarter.

On October 29, 2012, the New York metropolitan area was hit by Hurricane Sandy, one of the most significant storm systems experienced in this area.  As a result, we temporarily ceased all operations.  We resumed operations on October 31, 2012, although certain of our branch locations were unable to immediately re-open due to loss of power and other damage sustained.  Repair and recovery costs reflected in non-interest expense totaled $855,000.  In addition, in support of the communities we serve, we contributed relief donations of $154,000 and waived banking fees of approximately $328,000 for customers impacted by the storm.  From a credit standpoint, we have not yet experienced any notable increase in missed loan payments from our borrowers, nor are we presently aware of significant declines in the value of the collateral for our loans, as a direct result of the storm.

Total assets declined during the year ended December 31, 2012 primarily due to decreases in our securities portfolio and other assets.  The decline in the securities portfolio resulted from principal payments received in excess of purchases during 2012.  Our mortgage loan portfolio declined slightly at December 31, 2012 compared to December 31, 2011, reflecting a decrease in our residential mortgage loan portfolio which was substantially offset by the growth in our multi-family and commercial real estate loan portfolio.  The decline in our residential mortgage loan portfolio reflects the continued elevated levels of loan repayments which more than offset our origination and purchase volume due to historic low interest rates for thirty year fixed rate conforming loans, thereby making the hybrid ARM product less attractive to borrowers.  The growth in our multi-family and commercial real estate loan portfolio reflects the resumption of such lending in the latter half of 2011 and strong loan production during 2012.  At December 31, 2012, our multi-family and commercial real estate portfolio represented 24% of our total loan portfolio, up from 18% at December 31, 2011.  This reflects our focus on repositioning the asset mix of our balance sheet, concentrating more on higher yielding multi-family loans than on lower yielding residential loans.

Total deposits declined during the year ended December 31, 2012 reflecting a reduction in certificates of deposit, while low cost core deposits increased.  At December 31, 2012, our low cost core deposits represented 62% of total deposits, up from 51% at December 31, 2011.  This reflects our efforts to reposition the liability mix of our balance sheet, reducing high cost certificates of deposit and increasing low cost core deposits.  Included in the increase in core deposits is a 12% increase in our business core deposits reflecting the initial benefits realized from our business banking expansion initiatives.  Notwithstanding the decline in certificates of deposit, during the year ended December 31, 2012 we extended $672.2 million of certificates of deposit for terms of two years or more in an effort to help limit our exposure to future increases in interest rates.

Our borrowings portfolio increased during the year ended December 31, 2012 due to an increase in FHLB-NY advances, partially offset by a decline in reverse repurchase agreements.  Excluding the newly issued 5.00% Senior Notes, during the year ended December 31, 2012 we extended $700.0 million of fixed rate, non-callable borrowings with a weighted average rate of 1.05% and a weighted average term of 3.8 years.  During this period of historic low interest rates, we have utilized low cost borrowings to offset the decline in high cost certificates of deposit to help manage interest rate risk.

With the yield curve remaining flattened and interest rates expected to remain at historic lows for the next several years, the operating environment for financial institutions remains challenging.  We will, therefore, continue during 2013 to concentrate on growing our multi-family and commercial real estate loan portfolio and increasing low cost core deposits, including the expansion of our business banking platform.  This will include the addition of seasoned business relationship managers to accelerate business deposit growth, coupled with the opening of branches in select communities that offer increased opportunities to extend our business banking footprint.  While these initiatives are expected to result in higher general and administrative expense in 2013, we expect that they will further enhance the value of our franchise and improve future profitability. In addition, the positive effect of the balance sheet repositioning should help mitigate the negative impact of the low interest rate environment.

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

Allowance for Loan Losses

We establish and maintain, through provisions for loan losses, an allowance for loan losses based on our evaluation of the probable inherent losses in our loan portfolio.  We evaluate the adequacy of our allowance on a quarterly basis.  The allowance is comprised of both valuation allowances related to individual loans and general valuation allowances, although the total allowance for loan losses is available for losses applicable to the entire loan portfolio.

In estimating specific allocations, we review loans deemed to be impaired and measure impairment losses based on either the fair value of collateral, the present value of expected future cash flows, or the loan’s observable market price.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include the financial condition of the borrower, payment history, delinquency status, collateral value and the probability of collecting principal and interest payments when due. When an impairment analysis indicates the need for a specific allocation on an individual loan, the amount must be sufficient to cover probable incurred losses at the evaluation date based on the facts and circumstances of the loan.  When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are promptly charged-off against the allowance for loan losses.

Our residential mortgage loans are individually evaluated for impairment at 180 days delinquent and annually thereafter and for loans to borrowers who have filed for bankruptcy initially when we are notified of the bankruptcy filing.  Loan reviews are performed by our Asset Review Department quarterly for all loans individually classified by our Asset Classification Committee.  Individual loan reviews are performed annually by our Asset Review Department for multi-family and commercial real estate troubled debt restructurings, residential loans with balances of $1.0 million or greater, multi-family and commercial real estate mortgage loans with balances of $5.0 million or greater and commercial business loans with balances of $500,000 or greater.  Further, multi-family and commercial real estate portfolio management personnel also perform annual reviews for certain multi-family and commercial real estate mortgage loans with balances under $5.0 million and recommend further review by the Asset Review Department as appropriate.  In addition, our Asset Review Department will review annually borrowing relationships whose combined outstanding balance is $5.0 million or greater, with such reviews covering approximately fifty percent of the outstanding principal balance of the loans to such relationships.

We obtain updated estimates of collateral values on residential mortgage loans at 180 days past due and annually thereafter and for loans to borrowers who have filed for bankruptcy initially when we are notified of the bankruptcy filing.  Updated estimates of collateral values on residential loans are obtained primarily through automated valuation models. Additionally, our loan servicer performs property inspections to monitor and manage the collateral on our residential loans when they become 45 days past due and monthly thereafter until the foreclosure process is complete. We obtain updated estimates of collateral value using third party appraisals on non-performing multi-family and commercial real estate mortgage loans when the loans initially become non-performing and annually thereafter and multi-family and commercial real estate loans modified in a troubled debt restructuring at the time of the modification and annually thereafter.  Appraisals on multi-family and commercial real estate loans are reviewed by our internal certified appraisers.  We also obtain updated estimates of collateral value for certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral. Adjustments to final appraised values obtained from independent third party appraisers and automated valuation models are not made.

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

Pursuant to our policy, loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible for the portion of the recorded investment in the loan in excess of the estimated fair value of the underlying collateral less estimated selling costs or in excess of the present value of expected future cash flows.  Such charge-offs are taken for residential mortgage loans at 180 days past due and annually thereafter and loans to borrowers who have filed for bankruptcy initially when we are notified of the bankruptcy filing. These partial charge-offs on residential loans impact our credit quality metrics and trends.  The impact of updating the estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  This lowers our allowance for loan losses as a percentage of total loans and, more significantly, lowers our allowance for loan losses as a percentage of non-performing loans.  We also evaluate, for potential charge-offs, troubled debt restructurings at the time of the modification and impaired multi-family and commercial real estate mortgage loans when the loans are identified as impaired.

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

Estimated losses for loans that are not individually deemed to be impaired are determined on a loan pool basis using our historical loss experience and various other qualitative factors and comprise our general valuation allowances.  General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities which, unlike individual valuation allowances, have not been allocated to particular loans.  The determination of the adequacy of the general valuation allowances takes into consideration a variety of factors.  We segment our residential mortgage loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans and year of origination and analyze our historical loss experience and delinquency levels and trends of these segments.  We analyze multi-family and commercial real estate loans by portfolio and geographic location.  We analyze our consumer and other loan portfolio by home equity lines of credit, business loans, revolving credit lines and installment loans and perform similar historical loss analyses.  In our analysis of non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral along with the migration of delinquent loans based on the portfolio segments noted above.  These analyses and the resulting loss rates are used as an integral part of our judgment in developing estimated loss percentages to apply to the loan portfolio segments. We monitor credit risk on interest-only hybrid ARM loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner that we monitor credit risk on all interest-only hybrid ARM loans.  We monitor interest rate reset dates of our loan portfolio, in the aggregate, and the current interest rate environment and consider the impact, if any, on borrowers’ ability to continue to make timely principal and interest payments in determining our allowance for loan losses.  We also consider the size, composition, risk profile and delinquency levels of our loan portfolio, as well as our credit administration and asset management procedures.  We monitor property value trends in our market areas by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our general valuation allowances.  In addition, we evaluate and consider the impact that current and anticipated economic and market conditions may have on the loan portfolio and known and inherent risks in the portfolio.  We update our analyses quarterly and continually refine our evaluations as experience provides clearer guidance, our product offerings change and as economic conditions evolve.

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

We consider qualitative factors with the purpose of assessing the adequacy of the overall allowance for loan losses as well as the allocation of the allowance for loan losses by portfolio.  The qualitative factors we consider generally include, but are not limited to, changes in (1) lending policies and procedures, (2) economic and business conditions and developments that affect collectibility of our loan portfolio, (3) the nature and volume of our loan portfolio and in the terms of loans, (4) the experience, ability and depth of lending management and other staff, (5) the volume and severity of past due, non-accrual and adversely classified loans, (6) the quality of the loan review system, (7) the value of underlying collateral, (8) the existence or effect of any credit concentrations and (9) external factors such as competition and legal or regulatory requirements.  In addition to the nine qualitative factors noted, we also review certain analytical information such as our coverage ratios and peer analysis.

We use ratio analyses as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses.  As such, we consider our asset quality ratios as well as the allowance ratios and coverage percentages set forth in both peer group and regulatory agency data.  We also consider any comments from our primary banking regulator resulting from their review of our general valuation allowance methodology during regulatory examinations.  We consider the observed trends in our asset quality ratios in combination with our primary focus on our historical loss experience and the impact of current economic conditions.  After evaluating these variables, we determine appropriate allowance coverage percentages for each of our portfolio segments and the appropriate level of our allowance for loan losses.  We do not determine the appropriate level of our allowance for loan losses based exclusively on a single factor or asset quality ratio.  We periodically review the actual performance and charge-off history of our loan portfolio and compare that to our previously determined allowance coverage percentages and individual valuation allowances.  In doing so, we evaluate the impact the previously mentioned variables may have had on the loan portfolio to determine which changes, if any, should be made to our assumptions and analyses.

Allowance adequacy calculations are adjusted quarterly, based on the results of our quantitative and qualitative analyses, to reflect our current estimates of the amount of probable losses inherent in our loan portfolio in determining our allowance for loan losses.  Allocations of the allowance to each loan category are adjusted quarterly to reflect probable inherent losses using the same quantitative and qualitative analyses used in connection with the overall allowance adequacy calculations.  The portion of the allowance allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance for loan losses is available for losses applicable to the entire loan portfolio.

During 2012, we refined our historical loss analyses on all of our loan portfolios, including further segmenting residential non-performing loans and segmenting the multi-family and commercial real estate portfolios by property type and geographic location, and re-assessed the application of the qualitative factors noted above for purposes of allocating the allowance for loan losses by loan category.

As a result of our updated charge-off and loss analyses, we modified certain allowance coverage percentages during each quarter of 2012 to reflect our current estimates of the amount of probable inherent losses in our loan portfolio in determining our general valuation allowances.  Based on our evaluation of the housing and real estate markets and overall economy, including the unemployment rate, the levels and composition of our loan delinquencies and non-performing loans, our loss history and the size and composition of our loan portfolio, we determined that an allowance for loan losses of $145.5 million was appropriate at December 31, 2012, compared to $157.2 million at December 31, 2011. The provision for loan losses totaled $40.4 million for the year ended December 31, 2012.

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

At December 31, 2012, our MSR had an estimated fair value of $6.9 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.95%, a weighted average constant prepayment rate on mortgages of 23.12% and a weighted average life of 3.4 years.  At December 31, 2011, our MSR had an estimated fair value of $8.1 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.94%, a weighted average constant prepayment rate on mortgages of 20.30% and a weighted average life of 3.7 years.

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

At December 31, 2012, the carrying amount of our goodwill totaled $185.2 million.  As of September 30, 2012, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

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

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer.  GSE issuance mortgage-backed securities comprised 94% of our securities portfolio at December 31, 2012.  Non-GSE issuance mortgage-backed securities at December 31, 2012 comprised 1% of our securities portfolio and had an amortized cost of $17.1 million, with 66% classified as available-for-sale and 34% classified as held-to-maturity.  Substantially all of our non-GSE issuance securities are investment grade securities and they have performed similarly to our GSE issuance securities.  Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices.

The fair value of our securities portfolio is primarily impacted by changes in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  Although, during this period of historic low interest rates, securities backed by fixed rate residential mortgage loans with above market interest rates have experienced accelerated rates of prepayments as interest rates have declined which has resulted in a decline in the estimated life of these securities and a decline in fair value.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of OTTI considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.  At December 31, 2012, we held 41 securities with an estimated fair value totaling $529.6 million which had an unrealized loss totaling $3.6 million.  Of the securities in an unrealized loss position at December 31, 2012, $23.0 million, with an unrealized loss of $298,000, have been in a continuous unrealized loss position for more than twelve months.  At December 31, 2012, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

Pension Benefits and Other Postretirement Benefit Plans

Astoria Federal has a qualified, non-contributory defined benefit pension plan, or the Astoria Federal Pension Plan, covering employees meeting specified eligibility criteria.  Astoria Federal’s policy is to fund pension costs in accordance with the minimum funding requirement.  In addition, Astoria Federal has non-qualified and unfunded supplemental retirement plans covering certain officers and directors including the Astoria Federal Savings and Loan Association Excess Benefit Plan and the Astoria Federal Savings and Loan Association Supplemental Benefit Plan, or the Astoria Federal Excess and Supplemental Benefit Plans, and the Astoria Federal Savings and Loan Association Directors’ Retirement Plan, or the Astoria Federal Directors’ Retirement Plan.  Effective April 30, 2012, the Astoria Federal Pension Plan, the Astoria Federal Excess and Supplemental Benefit Plans and the Astoria Federal Directors’ Retirement Plan were amended to, among other things, change the manner in which benefits were computed for service through April 30, 2012 and to suspend accrual of additional benefits for all of the aforementioned plans effective April 30, 2012.  We also sponsor a health care plan that provides for postretirement medical and dental coverage to select individuals.

We recognize the overfunded or underfunded status of our defined benefit pension plans and other postretirement benefit plan, which is measured as the difference between plan assets at fair value and the benefit obligation at the measurement date, in other assets or other liabilities in our consolidated statements of financial condition.  Changes in the funded status are recognized through other comprehensive income/loss in the period in which the changes occur.

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

For further information on the actuarial assumptions used for our pension benefits and other postretirement benefit plans and the impact of the plan amendments, see Note 14 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities.  The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity.  As mortgage interest rates increase, customers’ refinance activities tend to decelerate causing the cash flow from both our mortgage loan portfolio and our mortgage-backed securities portfolio to decrease.  When mortgage rates decrease, the opposite tends to occur.  Principal payments on loans and securities totaled $5.29 billion for the year ended December 31, 2012 and $5.54 billion for the year ended December 31, 2011.  The net decrease in loan and securities repayments for the year ended December 31, 2012, compared to the year ended December 31, 2011, was primarily due to a decrease in loan repayments, partially offset by an increase in securities repayments.  While mortgage loan repayments declined in 2012 compared to 2011, they remained at elevated levels throughout 2012 due to historic low interest rates for thirty year fixed rate conforming loans, thereby making the hybrid ARM product less attractive to borrowers.  The increase in securities repayments reflects an increase in securities which were called during the year ended December 31, 2012, compared to the year ended December 31, 2011, coupled with accelerated rates of prepayments on our fixed rate residential mortgage-backed securities portfolio.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings.  Net cash provided by operating activities totaled $187.4 million for the year ended December 31, 2012 and $227.7 million for the year ended December 31, 2011.  Deposits decreased $801.7 million during the year ended December 31, 2012 and decreased $353.4 million during the year ended December 31, 2011. The net decreases in deposits for the years ended December 31, 2012 and 2011 were primarily due to decreases in certificates of deposit, partially offset by an increase in core deposits.  At December 31, 2012, our low cost core deposits represented 62% of total deposits, up from 51% at December 31, 2011.  This reflects our efforts to reposition the liability mix of our balance sheet, reducing high cost certificates of deposit and increasing low cost savings, money market and NOW and demand deposit accounts.  During the years ended December 31, 2012 and 2011, we continued to allow high cost certificates of deposit to run off.  However, we have achieved some success in extending the terms of our retained certificates of deposit.  During the year ended December 31, 2012, we extended $672.2 million of certificates of deposit for terms of two years or more in an effort to help limit our exposure to future increases in interest rates.  The increases in low cost savings, money market and NOW and demand deposit accounts during the years ended December 31, 2012 and 2011 appear to reflect customer preference for the liquidity these types of deposits provide.  The 2012 increase in core deposits also includes an increase of $51.1 million, or 12%, in business core deposits reflecting the initial benefits realized from our business banking expansion initiatives. The increase in money market accounts during the year ended December 31, 2011 also reflected the introduction of our premium money market product during the 2011 third quarter.

Net borrowings increased $251.9 million during the year ended December 31, 2012 and decreased $747.6 million during the year ended December 31, 2011.  The increase in net borrowings during the year ended December 31, 2012 was due to an increase in FHLB-NY advances, partially offset by a decrease in reverse repurchase agreements.  On June 19, 2012, we completed the sale of our 5.00% Senior Notes.  The proceeds from the sale of the 5.00% Senior Notes were used to redeem our 5.75% Senior Notes on September 13, 2012.  Excluding the newly-issued 5.00% Senior Notes, during the year ended December 31, 2012, we extended $700.0 million of borrowings with a weighted average rate of 1.05% and a weighted average term of 3.8 years.  During this period of historic low interest rates, we have utilized low cost borrowings to offset the decline in high cost certificates of deposit to help manage interest rate risk.  The decrease in net borrowings during the year ended December 31, 2011 was primarily due to cash flows from mortgage loan and securities repayments in excess of mortgage loan originations and purchases, securities purchases and deposit outflows which enabled us to repay a portion of our matured borrowings.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities.  Gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2012 totaled $4.12 billion, of which $1.61 billion were multi-family and commercial real estate originations, $1.58 billion were residential loan originations and $932.1 million were purchases of individual residential mortgage loans through our third party loan origination program.  This compares to gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2011 totaling $3.68 billion, of which $204.0 million were multi-family and commercial real estate originations, $2.37 billion were residential loan originations and $1.11 billion were residential loan purchases.  Residential mortgage loan origination and purchase volume for portfolio has been negatively affected for an extended period of time by the historic low interest rates on thirty year fixed rate conforming mortgage loans and the expanded conforming loan limits resulting in more borrowers opting for thirty year fixed rate conforming mortgage loans which we do not retain for portfolio and a reduced demand for jumbo hybrid ARM loans.  The increase in multi-family and commercial real estate loan originations during the year ended December 31, 2012, compared to the year ended December 31, 2011, reflects the resumption of such lending in the latter half of 2011 and strong loan production during 2012.  Purchases of securities totaled $790.6 million during the year ended December 31, 2012 and $967.8 million during the year ended December 31, 2011.

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

We maintain liquidity levels to meet our operational needs in the normal course of our business.  The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities.  Cash and due from banks totaled $121.5 million at December 31, 2012 and $132.7 million at December 31, 2011.  At December 31, 2012, we had $1.05 billion in borrowings with a weighted average rate of 1.02% maturing over the next twelve months.  We have the flexibility to either repay or rollover these borrowings as they mature. Included in our borrowings are various obligations which, by their terms, may be called by the counterparty.  At December 31, 2012, we had $1.95 billion of borrowings which are callable within one year and at various times thereafter.  We believe the potential for these borrowings to be called does not present a liquidity concern as they have above current market coupons and, as such, are not likely to be called absent a significant increase in market interest rates.  In addition, we believe we can readily obtain replacement funding, although such funding may be at higher rates.  At December 31, 2012, FHLB-NY advances totaled $2.90 billion, or 66% of total borrowings.  We do not believe any of our borrowing counterparty concentrations represent a material risk to our liquidity.  In addition, we had $1.50 billion in certificates of deposit at December 31, 2012 with a weighted average rate of 0.85% maturing over the next twelve months.  We have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average rates at December 31, 2012.

	Borrowings			Certificates of Deposit
			Weighted		Weighted
			Average		Average
(Dollars in Millions)	Amount		Rate	Amount	Rate
Contractual Maturity:
2013	$ 1,047		1.02%	$ 1,502	0.85%
2014	150		1.88	872	1.63
2015	500	(1)	2.33	989	2.31
2016	750	(2)	1.99	452	2.18
2017	1,800	(3)	4.44	145	1.19
2029	129		9.75	-	-
Total	$ 4,376		3.03%	$ 3,960	1.55%

(1)	Includes $200.0 million of borrowings, with a weighted average rate of 4.18%, which are callable by the counterparty in 2013 and at various times thereafter.
(2)	Includes $200.0 million of borrowings, with a rate of 4.39%, which are callable by the counterparty in 2013 and at various times thereafter.
(3)	Includes $1.55 billion of borrowings, with a weighted average rate of 4.35%, which are callable by the counterparty in 2013 and at various times thereafter.

Additional sources of liquidity at the holding company level have included issuances of securities into the capital markets, including private issuances of trust preferred securities and senior debt.  Holding company debt obligations, which are included in other borrowings, are further described below.

We have $250.0 million of 5.00% senior unsecured notes which mature on June 19, 2017.  The terms of these notes restrict our ability to sell, transfer or pledge as collateral the shares of Astoria Federal and restrict our ability to permit Astoria Federal to issue additional shares of voting stock, unless, in either case, we will continue to own at least 80% of Astoria Federal’s voting stock.  Such terms also restrict our ability to permit Astoria Federal to merge or consolidate with any person or sell or transfer all or substantially all of the assets of Astoria Federal to another person unless, in either case, such other person is Astoria Financial Corporation or we will own at least 80% of the voting stock of such other person.  We may redeem all or part of the 5.00% Senior Notes at any time, subject to a 30 day minimum notice requirement, at par together with accrued and unpaid interest to the redemption date.

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

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of interest on its debt obligations and repurchases of common stock.  During 2012, Astoria Financial Corporation paid dividends totaling $24.1 million and interest totaling $31.5 million.  On January 23, 2013, we declared a quarterly cash dividend of $0.04 per share on shares of our common stock payable on March 1, 2013 to stockholders of record as of the close of business on February 15, 2013.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.   At December 31, 2012, a maximum of 8,107,300 shares may yet be purchased under this plan.  However, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal.  During 2012, Astoria Federal paid dividends to Astoria Financial Corporation totaling $40.8 million.  Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation.  During 2012, Astoria Federal was required to file applications to receive approval from the OCC and the FRB for proposed capital distributions and we anticipate that in 2013 Astoria Federal will continue to be required to file such applications for proposed capital distributions.  For further discussion of limitations on capital distributions from Astoria Federal, see Item 1, “Business - Regulation and Supervision.”

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At December 31, 2012, our tangible capital ratio, which represents stockholders’ equity less goodwill divided by total assets less goodwill, was 6.80%.  At December 31, 2012, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a Tangible capital ratio of 9.24%, Tier 1 leverage capital ratio of 9.24%, Total risk-based capital ratio of 16.49% and Tier 1 risk-based capital ratio of 15.23%.  As of December 31, 2012, Astoria Federal continues to be a well capitalized institution for all bank regulatory purposes.

Pursuant to the Reform Act, we will be subject to new minimum capital requirements to be set by the FRB. The FRB issued notices of proposed rulemaking in 2012 that would subject all savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements. These proposed rules would also revise the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards, and propose a minimum Conservation Buffer of 2.50% of risk-weighted assets, to be applied to the common equity tier 1 capital ratio, the tier 1 capital ratio and the total capital ratio, with restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. The proposed rules would also revise the FRB rules for calculating risk-weighted assets to enhance their risk sensitivity, which, among other things, would generally exclude trust preferred securities as a component of tier 1 capital.  The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets would be phased in, to provide time for banking organizations to meet the new capital standards. We are continuing to review the impact that the Reform Act, Basel III and related proposed rulemaking will have on our business, financial condition and results of operations.  Proposed regulations implementing these requirements have not yet been finalized.

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

Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments.  Commitments to sell loans totaled $121.9 million at December 31, 2012 and represent obligations to sell loans either servicing retained or servicing released on a mandatory delivery or best efforts basis.  We enter into commitments to sell loans as an economic hedge against our pipeline of conforming fixed rate loans which we originate primarily for sale into the secondary market.  The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.

The following table details our contractual obligations at December 31, 2012.

	Payments due by period
		Less than	One to	Three to	More than
(In Thousands)	Total	One Year	Three Years	Five Years	Five Years
On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$3,753,866	$425,000	$650,000	$2,550,000	$128,866
Off-balance sheet contractual obligations:
Minimum rental payments due under non-cancelable operating leases	87,787	9,035	19,522	17,428	41,802
Commitments to originate and purchase loans (1)	385,653	385,653	-	-	-
Commitments to fund unused lines of credit (2)	197,567	197,567	-	-	-
Total	$4,424,873	$1,017,255	$669,522	$2,567,428	$170,668

(1)	Includes commitments to originate loans held-for-sale of $63.0 million.
(2)	Includes commitments to fund unused home equity lines of credit of $138.2 million.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions.  For further information regarding these liabilities, see Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”  We also have contingent liabilities related to assets sold with recourse and standby letters of credit.  We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market.  Generally the loans we sell are subject to recourse for fraud and adherence to underwriting or quality control guidelines.  We were required to repurchase one loan in the amount of $190,000 during 2012 as a result of these recourse provisions.  The principal balance of loans sold with recourse provisions in addition to fraud and adherence to underwriting or quality control guidelines amounted to $342.2 million at December 31, 2012.  We estimate the liability for such loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse.  The carrying amount of this liability was immaterial at December 31, 2012.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  The guarantees generally extend for a term of up to one year and are fully collateralized.  For each guarantee issued, if the customer defaults on a payment or performance to the third party, we would have to perform under the guarantee.  Outstanding standby letters of credit totaled $213,000 at December 31, 2012.

See Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for additional information regarding our commitments and contingent liabilities.

Comparison of Financial Condition and Operating Results for the Years Ended December 31, 2012 and 2011

Financial Condition

Total assets decreased $525.4 million to $16.50 billion at December 31, 2012, from $17.02 billion at December 31, 2011.  The decrease in total assets was primarily due to decreases in our securities portfolio and other assets.

Loans receivable, net, decreased $38.9 million to $13.08 billion at December 31, 2012, from $13.12 billion at December 31, 2011, and represented 79% of total assets at December 31, 2012.  This decrease was primarily due to declines in our residential mortgage loan portfolio and consumer and other loans, primarily home equity lines of credit, substantially offset by increases in our multi-family and commercial real estate mortgage loan portfolios.  The growth in our multi-family and commercial real estate mortgage loan portfolios was more than offset by the decline in our residential mortgage loan portfolio resulting in a net decline of $23.3 million in our total mortgage loan portfolio to $12.89 billion at December 31, 2012, compared to $12.92 billion at December 31, 2011.  While our mortgage loan portfolio continues to consist primarily of residential mortgage loans, at December 31, 2012 our combined multi-family and commercial real estate mortgage loan portfolio represented 24% of our total loan portfolio, up from 18% at December 31, 2011.  This reflects our focus on repositioning the asset mix of our balance sheet, concentrating more on higher yielding multi-family loans than on lower yielding residential loans.  Gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2012 totaled $4.12 billion, of which $1.61 billion were multi-family and commercial real estate loan originations, $1.58 billion were residential loan originations and $932.1 million were residential loan purchases.  This compares to gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2011 totaling $3.68 billion, of which $204.0 million were multi-family and commercial real estate loan originations, $2.37 billion were residential loan originations and $1.11 billion were residential loan purchases.  Mortgage loan repayments decreased to $4.04 billion for the year ended December 31, 2012, from $4.40 billion for the year ended December 31, 2011, primarily due to a decrease in residential mortgage loan prepayments, slightly offset by an increase in multi-family and commercial real estate loan prepayments.

Our residential mortgage loan portfolio decreased $850.3 million to $9.71 billion at December 31, 2012, from $10.56 billion at December 31, 2011, and represented 74% of our total loan portfolio at December 31, 2012.  Residential mortgage loan repayments declined during 2012, compared to 2011, but remain at elevated levels, which outpaced our origination and purchase volume during the year ended December 31, 2012, resulting in a decline in the portfolio.  During the year ended December 31, 2012, the loan-to-value ratio of our residential mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 60% and the loan amount averaged approximately $738,000.

Our multi-family mortgage loan portfolio increased $712.8 million to $2.41 billion at December 31, 2012, from $1.69 billion at December 31, 2011, and represented 18% of our total loan portfolio at December 31, 2012.   Our commercial real estate loan portfolio increased $114.2 million to $773.9 million at December 31, 2012, from $659.7 million at December 31, 2011, and represented 6% of our total loan portfolio at December 31, 2012.   The increases in these portfolios reflect the resumption of multi-family and commercial real estate lending during the latter half of 2011 and strong loan production during the year ended December 31, 2012 which outpaced repayments.  During the year ended December 31, 2012, the loan-to-value ratio of our multi-family and commercial real estate mortgage loan originations, at the time of origination, averaged approximately 53% and the loan amount averaged approximately $3.1 million.

Securities decreased $438.6 million to $2.04 billion at December 31, 2012, from $2.47 billion at December 31, 2011, and represented 12% of total assets at December 31, 2012.  This decrease was primarily the result of principal payments of $1.15 billion and sales of $51.8 million, partially offset by purchases of $790.6 million during the year ended December 31, 2012.  At December 31, 2012, our securities portfolio is comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost totaling $1.91 billion, a weighted average current coupon of 3.32%, a weighted average collateral coupon of 4.72% and a weighted average life of 2.2 years.

Other assets decreased $98.7 million to $216.7 million at December 31, 2012, from $315.4 million at December 31, 2011.  This decline primarily reflects decreases in the net deferred tax asset and the receivable due from our residential mortgage loan servicer, coupled with the utilization of the remaining balance of our prepaid deposit insurance assessment with the FDIC.  These decreases were partially offset by an increase in income taxes receivable.  The decrease in the net deferred tax asset and increase in income taxes receivable reflects the impact of the sale of our investment in two issues of Freddie Mac perpetual preferred securities in the 2012 fourth quarter.  These securities had been written off in prior years as an impaired asset for book purposes resulting in a deferred tax asset.  The sale of these securities eliminated the deferred tax asset and will allow us to carry back the taxable loss on the sale of these securities to prior years.

Deposits decreased $801.7 million to $10.44 billion at December 31, 2012, from $11.25 billion at December 31, 2011, due to a decrease in certificates of deposit, offset by an increase of $757.0 million in money market, NOW and demand deposit and savings accounts to $6.48 billion at December 31, 2012.  At December 31, 2012, low cost core deposits represented 62% of total deposits, up from 51% at December 31, 2011.  This reflects our efforts to reposition the liability mix of our balance sheet, reducing high cost certificates of deposit, which decreased $1.56 billion since December 31, 2011 to $3.96 billion at December 31, 2012, and increasing low cost savings, money market and NOW and demand deposit accounts.  Money market accounts increased $472.2 million since December 31, 2011 to $1.59 billion at December 31, 2012.  NOW and demand deposit accounts increased $233.2 million since December 31, 2011 to $2.09 billion at December 31, 2012.  Savings accounts increased $51.6 million since December 31, 2011 to $2.80 billion at December 31, 2012.  The increases in low cost savings, money market and NOW and demand deposit accounts during the year ended December 31, 2012 appear to reflect customer preference for the liquidity these types of deposits provide, and also reflect the initial benefits from our efforts to expand our business banking customer base, which resulted in an increase of $51.1 million, or 12%, in business core deposits to $489.3 million at December 31, 2012.

Total borrowings, net, increased $251.9 million to $4.37 billion at December 31, 2012, from $4.12 billion at December 31, 2011, primarily due to an increase of $854.0 million in FHLB-NY advances, partially offset by a decrease of $600.0 million in reverse repurchase agreements.  The net increase in borrowings is the result of our use of low cost borrowings during this period of historic low interest rates to offset the decline in high cost certificates of deposit to help manage interest rate risk.

Stockholders’ equity increased $42.8 million to $1.29 billion at December 31, 2012, from $1.25 billion at December 31, 2011.  The increase in stockholders’ equity was primarily due to net income of $53.1 million and the allocation of ESOP stock of $10.2 million, partially offset by dividends declared of $24.1 million.

Results of Operations

General

Net income for the year ended December 31, 2012 decreased $14.1 million to $53.1 million, from $67.2 million for the year ended December 31, 2011.  This decline was primarily due to a decrease in net interest income and an increase in provision for loan losses, partially offset by an increase in non-interest income.  Diluted earnings per common share decreased to $0.55 per share for the year ended December 31, 2012, from $0.70 per share for the year ended December 31, 2011.  Return on average assets was 0.31% for the year ended December 31, 2012, compared to 0.39% for the year ended December 31, 2011.  Return on average stockholders’ equity was 4.15% for the year ended December 31, 2012, compared to 5.31% for the year ended December 31, 2011.  Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, was 4.86% for the year ended December 31, 2012, compared to 6.22% for the year ended December 31, 2011.  The decreases in these returns for the year ended December 31, 2012, compared to the year ended December 31, 2011, were primarily due to the decrease in net income.

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

For the year ended December 31, 2012, net interest income decreased $27.1 million to $348.3 million, from $375.4 million for the year ended December 31, 2011.  The net interest margin decreased to 2.16% for the year ended December 31, 2012, from 2.30% for the year ended December 31, 2011.  The net interest rate spread decreased to 2.09% for the year ended December 31, 2012, from 2.23% for the year ended December 31, 2011.  The decreases in net interest income, the net interest rate spread and the net interest margin for the year ended December 31, 2012, compared to the year ended December 31, 2011, were primarily due to a more rapid decline in the yields on interest-earning assets than the decline in the costs of interest-bearing liabilities.  Interest income for the year ended December 31, 2012 decreased compared to the year ended December 31, 2011, primarily due to lower average yields on mortgage loans and mortgage-backed and other securities and a decline in the average balances of residential mortgage loans and mortgage-backed and other securities, partially offset by an increase in the average balance of multi-family and commercial real estate mortgage loans.  Interest expense for the year ended December 31, 2012 also decreased in relation to the year ended December 31, 2011, primarily due to decreases in interest expense on certificates of deposit and borrowings.  The decrease in interest expense on certificates of deposit primarily reflects a decline in the average balance of such accounts, although the average cost also declined.  The decline in interest expense on borrowings was attributable to a decline in the average cost of borrowings, offset by an increase in the average balance. The average balance of net interest-earning assets increased $110.7 million to $698.8 million for the year ended December 31, 2012, from $588.1 million for the year ended December 31, 2011.

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

	For the Year Ended December 31,
	2012				2011				2010
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$10,464,169		$372,478	3.56%	$10,687,593		$433,951	4.06%	$11,694,736		$529,319	4.53%
Multi-family and commercial real estate	2,739,095		149,694	5.47	2,608,792		162,433	6.23	3,258,928		196,541	6.03
Consumer and other loans (1)	273,907		9,258	3.38	297,394		9,889	3.33	325,579		10,572	3.25
Total loans	13,477,171		531,430	3.94	13,593,779		606,273	4.46	15,279,243		736,432	4.82
Mortgage-backed and other securities (2)	2,312,270		61,757	2.67	2,435,028		82,055	3.37	2,790,097		109,206	3.91
Repurchase agreements and interest-earning cash accounts	142,745		338	0.24	128,396		237	0.18	197,584		390	0.20
FHLB-NY stock	164,707		6,984	4.24	132,666		6,683	5.04	172,511		9,271	5.37
Total interest-earning assets	16,096,893		600,509	3.73	16,289,869		695,248	4.27	18,439,435		855,299	4.64
Goodwill	185,151				185,151				185,151
Other non-interest-earning assets	824,481				919,617				902,804
Total assets	$17,106,525				$17,394,637				$19,527,390

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,818,440		4,437	0.16	$2,762,155		9,562	0.35	$2,384,477		9,628	0.40
Money market	1,318,943		8,944	0.68	616,048		4,551	0.74	343,996		1,533	0.45
NOW and demand deposit	1,933,156		978	0.05	1,798,719		1,175	0.07	1,675,680		1,092	0.07
Total core deposits	6,070,539		14,359	0.24	5,176,922		15,288	0.30	4,404,153		12,253	0.28
Certificates of deposit	4,702,693		83,662	1.78	6,156,148		122,761	1.99	7,894,692		178,762	2.26
Total deposits	10,773,232		98,021	0.91	11,333,070		138,049	1.22	12,298,845		191,015	1.55
Borrowings	4,624,841		154,219	3.33	4,368,659		181,773	4.16	5,568,740		230,717	4.14
Total interest-bearing liabilities	15,398,073		252,240	1.64	15,701,729		319,822	2.04	17,867,585		421,732	2.36
Non-interest-bearing liabilities	430,466				427,225				434,347
Total liabilities	15,828,539				16,128,954				18,301,932
Stockholders’ equity	1,277,986				1,265,683				1,225,458
Total liabilities and stockholders’ equity	$17,106,525				$17,394,637				$19,527,390

Net interest income/ net interest rate spread (3)			$348,269	2.09%			$375,426	2.23%			$433,567	2.28%

Net interest-earning assets/ net interest margin (4)	$698,820			2.16%	$588,140			2.30%	$571,850			2.35%

Ratio of interest-earning assets to interest-bearing liabilities	1.05	x			1.04	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Compared to			Compared to
	Year Ended December 31, 2011			Year Ended December 31, 2010
	Increase (Decrease)			Increase (Decrease)
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
Residential	$(8,921)	$(52,552)	$(61,473)	$(43,256)	$ (52,112)	$(95,368)
Multi-family and commercial real estate	7,819	(20,558)	(12,739)	(40,423)	6,315	(34,108)
Consumer and other loans	(780)	149	(631)	(937)	254	(683)
Mortgage-backed and other securities	(3,964)	(16,334)	(20,298)	(13,020)	(14,131)	(27,151)
Repurchase agreements and interest-earning cash accounts	25	76	101	(119)	(34)	(153)
FHLB-NY stock	1,462	(1,161)	301	(2,044)	(544)	(2,588)
Total	(4,359)	(90,380)	(94,739)	(99,799)	(60,252)	(160,051)
Interest-bearing liabilities:
Savings	194	(5,319)	(5,125)	1,296	(1,362)	(66)
Money market	4,792	(399)	4,393	1,662	1,356	3,018
NOW and demand deposit	108	(305)	(197)	83	-	83
Certificates of deposit	(27,021)	(12,078)	(39,099)	(34,135)	(21,866)	(56,001)
Borrowings	10,214	(37,768)	(27,554)	(50,050)	1,106	(48,944)
Total	(11,713)	(55,869)	(67,582)	(81,144)	(20,766)	(101,910)
Net change in net interest income	$7,354	$(34,511)	$(27,157)	$(18,655)	$ (39,486)	$(58,141)

Interest Income

Interest income for the year ended December 31, 2012 decreased $94.7 million to $600.5 million, from $695.2 million for the year ended December 31, 2011, due to a decrease in the average yield on interest-earning assets to 3.73% for the year ended December 31, 2012, from 4.27% for the year ended December 31, 2011, coupled with a decrease of $193.0 million in the average balance of interest-earning assets to $16.10 billion for the year ended December 31, 2012, from $16.29 billion for the year ended December 31, 2011.  The decrease in the average yield on interest-earning assets was primarily due to lower average yields on mortgage loans and mortgage-backed and other securities.  The decrease in the average balance of interest-earning assets primarily reflects declines in the average balances of residential mortgage loans and mortgage-backed and other securities, partially offset by an increase in the average balance of multi-family and commercial real estate mortgage loans.

Interest income on residential mortgage loans decreased $61.5 million to $372.5 million for the year ended December 31, 2012, from $434.0 million for the year ended December 31, 2011, due to a decrease in the average yield to 3.56% for the year ended December 31, 2012, from 4.06% for the year ended December 31, 2011, coupled with a decrease of $223.4 million in the average balance of such loans to $10.46 billion for the year ended December 31, 2012.  The decrease in the average yield was primarily due to new originations at lower interest rates than the rates on loans repaid over the past year and the impact of the downward repricing of our ARM loans.  The decrease in the average balance of residential mortgage loans reflects the continued elevated levels of repayments on such loans which have outpaced the levels of originations over the past year.  The lower interest rates and decrease in the average balance are attributable to the negative impact of the U.S. government programs that impede our ability to grow the residential mortgage loan portfolio profitably.  Net premium and deferred loan origination cost amortization on residential mortgage loans decreased $2.9 million to $24.1 million for the year ended December 31, 2012, from $27.0 million for the year ended December 31, 2011, reflecting the lower average balance of residential mortgage loans during the year ended December 31, 2012, compared to the year ended December 31, 2011.

Interest income on multi-family and commercial real estate mortgage loans decreased $12.7 million to $149.7 million for the year ended December 31, 2012, from $162.4 million for the year ended December 31, 2011, due to a decrease in the average yield to 5.47% for the year ended December 31, 2012, from 6.23% for the year ended December 31, 2011, offset by an increase of $130.3 million in the average balance of such loans.  The decrease in the average yield reflects new originations at interest rates below the weighted average rates of the portfolios, slightly offset by an increase in prepayment penalties.  Prepayment penalties increased $929,000 to $8.4 million for the year ended December 31, 2012, from $7.5 million for the year ended December 31, 2011.  The increase in the average balance of multi-family and commercial real estate loans is attributable to the strong levels of originations of such loans which have exceeded repayments over the past year.

Interest income on mortgage-backed and other securities decreased $20.3 million to $61.8 million for the year ended December 31, 2012, from $82.1 million for the year ended December 31, 2011, due to a decrease in the average yield to 2.67% for the year ended December 31, 2012, from 3.37% for the year ended December 31, 2011, coupled with a decrease of $122.8 million in the average balance of the portfolio to $2.31 billion for the year ended December 31, 2012.  The decrease in the average yield on mortgage-backed and other securities was primarily due to repayments on higher yielding securities and purchases of new securities with lower coupons than the weighted average coupon for the portfolio and an increase in net premium amortization.  Net premium amortization increased $8.3 million to $15.9 million for the year ending December 31, 2012, from $7.6 million for the year ending December 31, 2011.  The decrease in the average balance of mortgage-backed and other securities is the result of repayments and sales exceeding securities purchased over the past year.

Interest Expense

Interest expense for the year ended December 31, 2012 decreased $67.6 million to $252.2 million, from $319.8 million for the year ended December 31, 2011, due to a decrease in the average cost of interest-bearing liabilities to 1.64% for the year ended December 31, 2012, from 2.04% for the year ended December 31, 2011, coupled with a decrease of $303.7 million in the average balance of interest-bearing liabilities to $15.40 billion for the year ended December 31, 2012, from $15.70 billion for the year ended December 31, 2011.  The decrease in the average cost of interest-bearing liabilities was primarily due to decreases in the average costs of borrowings and certificates of deposit.  The decrease in the average balance of interest-bearing liabilities was primarily due to a decrease in the average balance of certificates of deposit, partially offset by increases in the average balances of total savings, money market and NOW and demand deposit accounts and borrowings.

Interest expense on total deposits decreased $40.0 million to $98.0 million for the year ended December 31, 2012, from $138.0 million for the year ended December 31, 2011, due to a decrease of $559.8 million in the average balance of total deposits to $10.77 billion for the year ended December 31, 2012, from $11.33 billion for the year ended December 31, 2011, coupled with a decrease in the average cost of total deposits to 0.91% for the year ended December 31, 2012, from 1.22% for the year ended December 31, 2011.  The decrease in the average balance of total deposits was due to a decrease in the average balance of certificates of deposit, offset by an increase in the average balance of core deposits.  The decrease in the average cost of total deposits was primarily due to a decrease in the average cost of our certificates of deposit, coupled with a decrease in the average cost of savings accounts.

Interest expense on certificates of deposit decreased $39.1 million to $83.7 million for the year ended December 31, 2012, from $122.8 million for the year ended December 31, 2011, due to a decrease of $1.45 billion in the average balance to $4.70 billion for the year ended December 31, 2012, from $6.16 billion for the year ended December 31, 2011, coupled with a decrease in the average cost to 1.78% for the year ended December 31, 2012, from 1.99% for the year ended December 31, 2011.  The decrease in the average balance of certificates of deposit was primarily the result of our reduced focus on certificates of deposit, reflecting our efforts in 2012 to reposition the liability mix of our balance sheet to increase our low cost savings, money market and NOW and demand deposit accounts and reduce high cost certificates of deposit.  The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates.  During the year ended December 31, 2012, $3.58 billion of certificates of deposit with a weighted average rate of 1.56% and a weighted average maturity at inception of twenty-two months matured and $2.04 billion of certificates of deposit were issued or repriced with a weighted average rate of 0.53% and a weighted average maturity at inception of eighteen months.

Interest expense on savings accounts decreased $5.2 million to $4.4 million for the year ended December 31, 2012, from $9.6 million for the year ended December 31, 2011, primarily due to a decrease in the average cost to 0.16% for the year ended December 31, 2012, from 0.35% for the year ended December 31, 2011.  Interest expense on money market accounts increased $4.3 million to $8.9 million for the year ended December 31, 2012, from $4.6 million for the year ended December 31, 2011, primarily due to an increase of $702.9 million in the average balance of money market accounts to $1.32 billion for the year ended December 31, 2012, from $616.0 million for the year ended December 31, 2011.  The increase in the average balance of money market accounts for 2012 compared to 2011 reflects the success of our premium money market product which was introduced during the 2011 third quarter.   The average cost of money market accounts declined to 0.68% for the year ended December 31, 2012, from 0.74% for the year ended December 31, 2011, reflecting a decline in the interest rates offered on such accounts from that which was initially offered.

Interest expense on borrowings decreased $27.6 million to $154.2 million for the year ended December 31, 2012, from $181.8 million for the year ended December 31, 2011, due to a decrease in the average cost to 3.33% for the year ended December 31, 2012, from 4.16% for the year ended December 31, 2011, offset by an increase of $256.2 million in the average balance.  The decrease in the average cost of borrowings was the result of the repayment of borrowings that matured over the past year which had a higher weighted average rate than the weighted average rate of the portfolio and increased utilization of low cost FHLB-NY advances during 2012.  The increase in the average balance of borrowings was primarily the result of using low cost borrowings to help offset the decline in high cost certificates of deposit during 2012, coupled with the impact of the issuance of our 5.00% Senior Notes in June 2012 and using the proceeds to repay our 5.75% Senior Notes in September 2012.

Provision for Loan Losses

We review our allowance for loan losses on a quarterly basis.  Material factors considered during our quarterly review are our loss experience, the composition and direction of loan delinquencies, the size and composition of our loan portfolio and the impact of current economic conditions.  We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  We are impacted by both national and regional economic factors. With residential mortgage loans from various regions of the country held in our portfolio, the condition of the national economy impacts our earnings.  During 2011 and continuing through 2012, the U.S. economy has shown signs of a very slow and tenuous recovery from the recession which began in 2008.  The national unemployment rate, while still at a high level, declined to 7.8% for December 2012, compared to a peak of 10.0% for October 2009, although new job growth remains slow.  Softness persists in the housing and real estate markets, although the extent of such softness varies from region to region.  With respect to our multi-family mortgage loan origination activities, primarily focused in New York, we have observed favorable market conditions during 2012.

The provision for loan losses for the year ended December 31, 2012 totaled $40.4 million, compared to $37.0 million for the year ended December 31, 2011.  The allowance for loan losses totaled $145.5 million at December 31, 2012, compared to $157.2 million at December 31, 2011.  The allowance for loan losses reflects the composition and size of our loan portfolio, the levels and composition of our loan delinquencies and non-performing loans, our loss history and our evaluation of the housing and real estate markets and overall economy, including the unemployment rate and other factors.  The decrease in the allowance for loan losses reflects the general stabilizing trend in overall asset quality we have experienced since 2010 as total delinquencies have continued a downward trend.  Total delinquencies and non-accrual loans decreased $51.4 million to $497.0 million at December 31, 2012, compared to $548.4 million at December 31, 2011, reflecting a decrease of $33.7 million in early stage loan delinquencies (loans 30-89 days past due) and a decrease of $17.8 million in non-performing loans.  Non-performing loans, which are comprised primarily of mortgage loans, decreased to $315.1 million, or 2.38% of total loans, at December 31, 2012, compared to $332.9 million, or 2.51% of total loans, at December 31, 2011, primarily due to a decrease of $26.8 million in non-performing residential mortgage loans, partially offset by an increase of $8.6 million in non-performing multi-family and commercial real estate mortgage loans due, in part, to loans that were modified in a troubled debt restructuring in 2012.  While the trend of lower non-performing loans has continued during 2012, we expect the levels will remain somewhat elevated for some time, especially in certain states where judicial foreclosure proceedings are required.  Non-performing loans include loans modified in a troubled debt restructuring which are initially placed on non-accrual status.  Such loans totaled $32.8 million at December 31, 2012 and $18.8 million at December 31, 2011.  Of the total loans modified in a troubled debt restructuring included in non-accrual loans, $13.7 million at December 31, 2012 and $10.9 million at December 31, 2011 were less than 90 days past due.  Net loan charge-offs totaled $52.1 million, or thirty-nine basis points of average loans outstanding, for the year ended December 31, 2012.  This compares to net loan charge-offs of $81.3 million, or sixty basis points of average loans outstanding, for the year ended December 31, 2011.  The decrease in net loan charge-offs for the year ended December 31, 2012, compared to the year ended December 31, 2011, was primarily due to a decrease of $12.6 million in net charge-offs on residential mortgage loans and a decrease of $15.6 million in net charge-offs on multi-family mortgage loans.  The allowance for loan losses as a percentage of total loans was 1.10% at December 31, 2012, compared to 1.18% at December 31, 2011. The allowance for loan losses as a percentage of non-performing loans was 46.18% at December 31, 2012, compared to 47.22% at December 31, 2011.    The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages we apply to our non-performing loans are higher than the allowance coverage percentages applied to our performing loans.  In evaluating our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral.

When analyzing our asset quality trends and coverage ratios, consideration is given to the accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio.  Included in our non-performing loans are residential mortgage loans which are 180 days or more past due.  We update our estimates of collateral values on residential mortgage loans which are 180 days past due and annually thereafter.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its estimated fair value less estimated selling costs.  Therefore certain losses inherent in our non-performing residential mortgage loans are being recognized through a charge-off at 180 days of delinquency and annually thereafter.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  Therefore, when reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs is considered.  Non-performing loans included residential mortgage loans which were 180 days or more past due totaling $242.0 million, net of

$79.4 million in charge-offs related to such loans, at December 31, 2012 and $256.4 million, net of $77.1 million in charge-offs related to such loans, at December 31, 2011.

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio.  We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time.  Our 2012 fourth quarter analysis of loss severity on residential mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO) to the loan’s original principal balance, for the twelve months ended September 30, 2012, indicated an average loss severity of approximately 33%, unchanged from our 2012 third quarter analysis, compared to approximately 30% in our 2011 fourth quarter analysis.  Our analysis in the 2012 fourth quarter primarily reviewed residential REO sales which occurred during the twelve months ended September 30, 2012 and included both full documentation and reduced documentation loans in a variety of states with varying years of origination.  Our 2012 fourth quarter analysis of charge-offs on multi-family and commercial real estate mortgage loans, primarily related to loan sales, during the twelve months ended September 30, 2012, indicated an average loss severity of approximately 31%, compared to approximately 33% in our 2012 third quarter analysis and approximately 28% in our 2011 fourth quarter analysis.  We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses.  However, the uniqueness of each multi-family and commercial real estate loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses.  We believe that using the loss experience of the past year (twelve months prior to the quarterly analysis) is reflective of the current economic and real estate environment.  The ratio of the allowance for loan losses to non-performing loans was approximately 46% at December 31, 2012, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses.

We obtain updated estimates of collateral values on residential mortgage loans at 180 days past due and annually thereafter and for loans to borrowers who have filed for bankruptcy initially when we are notified of the bankruptcy filing.  Updated estimates of collateral values on residential loans are obtained primarily through automated valuation models. Additionally, our loan servicer performs property inspections to monitor and manage the collateral on our residential loans when they become 45 days past due and monthly thereafter until the foreclosure process is complete. We obtain updated estimates of collateral value using third party appraisals on non-performing multi-family and commercial real estate mortgage loans when the loans initially become non-performing and annually thereafter and multi-family and commercial real estate loans modified in a troubled debt restructuring at the time of the modification and annually thereafter.  Appraisals on multi-family and commercial real estate loans are reviewed by our internal certified appraisers.  We also obtain updated estimates of collateral value for certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral. Adjustments to final appraised values obtained from independent third party appraisers and automated valuation models are not made.

During the 2012 first quarter, total delinquencies decreased primarily due to a decrease in early stage loan delinquencies, partially offset by an increase in non-performing loans.  Net loan charge-offs decreased for the 2012 first quarter to $17.3 million compared to $31.2 million for the 2011 fourth quarter, primarily due to charge-offs in the 2011 fourth quarter related to certain delinquent and non-performing loans transferred to held-for-sale and certain impaired multi-family and commercial real estate mortgage loans.  The national unemployment rate decreased to 8.2% for March 2012 and there were job gains for the quarter totaling 635,000 at the time of our analysis.  We continued to update our charge-off and loss analysis during the 2012 first quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased compared to December 31, 2011 to $149.9 million at March 31, 2012 and the provision for loan losses totaled $10.0 million for the 2012 first quarter.  During the 2012 second quarter, total delinquencies decreased primarily due to a decrease in non-performing residential mortgage loans.  The national unemployment rate was 8.2% for June 2012 and job gains decreased for the 2012 second quarter compared to the 2012 first quarter and totaled 225,000 at the time of our analysis.  Net loan charge-offs decreased for the 2012 second quarter compared to the 2012 first quarter.  We continued to update our charge-off and loss analysis during the 2012 second quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased slightly compared to March 31, 2012 to $148.1 million at June 30, 2012.  The provision for loan losses totaled $10.0 million for the three months ended June 30, 2012 and $20.0 million for the six months ended June 30, 2012.  During the 2012 third quarter, total delinquencies increased slightly.  The national unemployment rate decreased to 7.8% for September 2012 and there were job gains for the quarter totaling 437,000 at the time of our analysis.  Net loan charge-offs decreased for the 2012 third quarter compared to the 2012 second quarter.  We continued to update our charge-off and loss analysis during the 2012 third quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses increased slightly compared to June 30, 2012 and totaled $148.5 million at September 30, 2012 which resulted in a provision for loan losses of $9.5 million for the three months ended September 30, 2012 and $29.5 million for the nine months ended September 30, 2012.  During the 2012 fourth quarter, total delinquencies decreased due to declines in both non-performing loans and early stage loan delinquencies.  Net loan charge-offs increased for the 2012 fourth quarter, compared to the 2012 third quarter, primarily due to an increase in net charge-offs on residential mortgage loans.  The national unemployment remained at 7.8% for December 2012 and there were job gains for the quarter totaling 453,000 at the time of our analysis.  We continued to update our charge-off and loss analysis during the 2012 fourth quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased compared to September 30, 2012 and totaled $145.5 million at December 31, 2012 which resulted in a provision for loan losses of $10.9 million for the 2012 fourth quarter and $40.4 million for the year ended December 31, 2012.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, the levels and composition of our loan delinquencies and non-performing loans, our loss history and the current economic environment.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2012 and December 31, 2011.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies - Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality.”

Non-Interest Income

Non-interest income increased $4.3 million to $73.2 million for the year ended December 31, 2012, from $68.9 million for the year ended December 31, 2011.  This increase was primarily due to gain on sales of securities in 2012 and increases in mortgage banking income, net, and other non-interest income, partially offset by a decrease in customer service fees.

During the year ended December 31, 2012, we sold mortgage-backed securities from the available-for-sale portfolio with an amortized cost of $51.8 million resulting in gross realized gains totaling $2.5 million.  We also sold our investment in two issues of Freddie Mac perpetual preferred securities which we held in our available-for-sale portfolio resulting in a gross realized gain of $6.0 million during the 2012 fourth quarter.  The Freddie Mac securities had been written down to a zero cost basis in prior years as an impaired asset for book purposes.  There were no sales of securities during 2011.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, increased $2.4 million to $6.8 million for the year ended December 31, 2012, from $4.4 million for the year ended December 31, 2011.  The increase in mortgage banking income, net, was primarily due to an increase in net gain on sales of loans, partially offset by a higher provision recorded in the valuation allowance for the impairment of MSR and increased amortization of MSR for the year ended December 31, 2012, compared to the year ended December 31, 2011.

Other non-interest income increased $1.3 million to $6.3 million for the year ended December 31, 2012, from $5.0 million for the year ended December 31, 2011, primarily due to an increase in net gain on sales of non-performing loans held-for-sale.  Customer service fees decreased $6.6 million to $39.5 million for the year ended December 31, 2012, from $46.1 million for the year ended December 31, 2011, primarily due to decreases in ATM fees, overdraft fees related to transaction account and commissions on sales of annuities, partially offset by an increase in other checking account charges.

Non-Interest Expense

Non-interest expense decreased slightly to $300.1 million for the year ended December 31, 2012, from $301.4 million for the year ended December 31, 2011.  The decrease in non-interest expense was primarily due to a reduction in compensation and benefits expense and advertising expense, partially offset by increases in FDIC insurance premium expense and occupancy, equipment and systems expense.  Our percentage of general and administrative expense to average assets increased to 1.75% for the year ended December 31, 2012, compared to 1.73% for the year ended December 31, 2011, primarily as a result of a decline in average assets for 2012 compared to 2011.

Over the past two years, we have incurred higher overall non-interest expense related to regulatory compliance and investment in our growing business lines, particularly multi-family and commercial real estate mortgage lending and, more recently, our business banking initiatives.  In an effort to offset such increases in our non-interest expense we completed a corporate wide review of all components of compensation and staffing levels during the 2012 first quarter for the purpose of identifying areas where we could potentially recognize cost savings and efficiencies.  We instituted a salary freeze for executive and senior officers and eliminated stock-based compensation awards for 2012.  We reviewed our staffing levels and retirement benefit plans and identified additional savings.  The additional savings identified included the elimination of 142 positions.  In addition, our Board of Directors approved amendments to our defined benefit pension plans which, among other things, suspended the accrual of additional pension benefits effective April 30, 2012 which resulted in a decline in our benefit obligations and an increase in the funded status and resulted in a reduction of net periodic pension cost beginning in the 2012 second quarter.  The savings resulting from these actions enabled us to control or limit the overall increase in our non-interest expense beginning in the 2012 second quarter.

Compensation and benefits expense decreased $12.0 million to $139.1 million for the year ended December 31, 2012, from $151.1 million for the year ended December 31, 2011.  The reduction in compensation and benefits expense reflects lower ESOP related expense as well as the benefits resulting from our cost control initiatives implemented in the 2012 first quarter.  The reduction in ESOP related expense primarily reflects declines in estimated eligible wages and the average price of our common stock during 2012 compared to 2011.  Compensation and benefits expense for 2012 includes $5.6 million in net charges associated with the cost control initiatives implemented in the 2012 first quarter.  These net charges were more than offset by cost savings realized during the remainder of 2012 which included reductions in net periodic pension cost and stock-based compensation costs for the year ended December 31, 2012, compared to the year ended December 31, 2011.

FDIC insurance premium expense increased $9.3 million to $47.4 million for the year ended December 31, 2012, from $38.1 million for the year ended December 31, 2011. On February 7, 2011, the FDIC adopted a final rule that redefined the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, as required by the Reform Act, rather than on deposit bases, and revised the risk-based assessment system for all large insured depository institutions effective April 1, 2011 which resulted in significantly higher FDIC insurance premium expense.  For further discussion of the changes in FDIC insurance premiums, see Item 1, “Business — Regulation and Supervision,” and Item 1A, “Risk Factors.”

Occupancy, equipment and systems expense increased $2.2 million to $67.4 million for the year ended December 31, 2012, compared to $65.2 million for the year ended December 31, 2011.  This increase is primarily due to increased equipment and systems expenses resulting from our growing business lines and an increase in rent expense resulting from the operating lease commitment entered into during the 2011 third quarter for office space in Jericho, New York to house our multi-family and commercial real estate lending and business banking departments and other operations.  Also contributing to the increase in occupancy, equipment and systems expense for 2012, compared to 2011, are costs associated with our repair and recovery efforts following Hurricane Sandy.

Advertising expense decreased $1.4 million to $6.4 million for the year ended December 31, 2012, compared to $7.8 million for the year ended December 31, 2011.  This decrease was due to additional marketing campaigns in 2011 compared to 2012.  Other non-interest expense increased $671,000 to $39.8 million for the year ended December 31, 2012, from $39.2 million for the year ended December 31, 2011.  The increase in other non-interest expense includes an early extinguishment of debt charge of $1.2 million related to the prepayment on September 13, 2012 of our 5.75% Senior Notes which were due on October 15, 2012, coupled with increases in branch losses, legal fees and other loan expenses.  These increases were substantially offset by a decline of $3.9 million in REO related expense to $7.9 million for the year ended December 31, 2012, from $11.8 million for the year ended December 31, 2011.

Income Tax Expense

For the year ended December 31, 2012, income tax expense totaled $27.9 million, representing an effective tax rate of 34.4%, compared to $38.7 million, representing an effective tax rate of 36.5%, for the year ended December 31, 2011.  The decrease in the effective tax rate for the year ended December 31, 2012 reflects an increase in net favorable permanent differences, primarily due to a decrease in non-deductible ESOP expense, coupled with the decrease in pre-tax book income.  For additional information regarding income taxes, see Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

Mortgage loans decreased $914.6 million to $12.92 billion at December 31, 2011, from $13.83 billion at December 31, 2010.  This decrease was primarily due to decreases in our multi-family, residential and commercial real estate mortgage loan portfolios.  Mortgage loan repayments increased to $4.40 billion for the year ended December 31, 2011, from $4.14 billion for the year ended December 31, 2010.  This increase was primarily due to an increase in multi-family and commercial real estate mortgage loan repayments, partially offset by a slight decrease in residential mortgage loan repayments.  Gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2011 totaled $3.68 billion, of which $2.57 billion were originations and $1.11 billion were purchases, substantially all of which were residential mortgage loans.  This compares to gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2010 totaling $2.89 billion, of which $2.45 billion were originations and $438.6 million were purchases, all of which were residential mortgage loans.

Our mortgage loan portfolio continues to consist primarily of residential mortgage loans.  Our residential mortgage loan portfolio decreased $293.5 million to $10.56 billion at December 31, 2011, from $10.86 billion at December 31, 2010, and represented 80.0% of our total loan portfolio at December 31, 2011.  The decrease was primarily the result of the levels of repayments which outpaced our originations and purchases during the year ended December 31, 2011.  Residential mortgage loan repayments decreased slightly during the year ended December 31, 2011, compared to the year ended December 31, 2010, but remain at elevated levels.  The rise in interest rates on thirty year fixed rate mortgage loans at the end of the 2010 fourth quarter and into the 2011 first quarter led to a decrease in loan repayments which resulted in a significantly slower pace of decline in our residential mortgage loan portfolio in the 2011 first and second quarters, compared to the 2010 fourth quarter.  The decrease in interest rates on thirty year fixed rate mortgage loans during the 2011 second and third quarters, coupled with the flattening of the U.S. Treasury yield curve during the second half of 2011 led to an increase in loan repayments during the second half of 2011.  However, the residential mortgage loan portfolio increased during the 2011 third quarter, which was the first increase in this portfolio in more than two years, and remained flat at December 31, 2011 compared to September 30, 2011.  During the 2011 second and third quarters, we decided to be somewhat more competitive with the pricing of our residential hybrid ARM and fifteen year jumbo mortgage loan rates which resulted in origination and purchase levels in excess of mortgage loan repayments during the 2011 third quarter.  Residential mortgage loan origination and purchase volume for portfolio has been negatively affected for an extended period of time by the historic low interest rates on thirty year fixed rate conforming mortgage loans and the expanded conforming loan limits resulting in more borrowers opting for thirty year fixed rate conforming mortgage loans which we do not retain for portfolio.  During the year ended December 31, 2011, the loan-to-value ratio of our residential mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 60% and the loan amount averaged approximately $765,000.

Our multi-family mortgage loan portfolio decreased $509.1 million to $1.69 billion at December 31, 2011, from $2.20 billion at December 31, 2010.  Our commercial real estate loan portfolio decreased $112.0 million to $659.7 million at December 31, 2011, from $771.7 million at December 31, 2010.  The decreases in these loan portfolios are attributable to repayments, the sale or transfer to held-for-sale of certain delinquent and non-performing loans and the absence of new multi-family and commercial real estate mortgage loan originations during much of 2011.  During the 2011 third quarter, we resumed multi-family and commercial real estate lending in select locations within the New York metropolitan area and originations totaled $204.0 million for the year ended December 31, 2011.

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

Deposits decreased $353.4 million to $11.25 billion at December 31, 2011, from $11.60 billion at December 31, 2010, due to a decrease in certificates of deposit, partially offset by increases in money market, NOW and demand deposit and savings accounts.  Certificates of deposit decreased $1.26 billion since December 31, 2010 to $5.52 billion at December 31, 2011.  Money market accounts increased $738.1 million since December 31, 2010 to $1.11 billion at December 31, 2011.  NOW and demand deposit accounts increased $86.7 million since December 31, 2010 to $1.86 billion at December 31, 2011.  Savings accounts increased $85.9 million since December 31, 2010 to $2.75 billion at December 31, 2011.  During the year ended December 31, 2011, we continued to allow high cost certificates of deposit to run off as total assets declined.  The increase in money market accounts reflects the introduction of our premium money market product which we began offering during the 2011 third quarter.  The increases in low cost savings and NOW and demand deposit accounts appear to reflect customer preference for the liquidity these types of deposits provide.

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

Stockholders’ equity increased slightly to $1.25 billion at December 31, 2011, from $1.24 billion at December 31, 2010.  The increase in stockholders’ equity was due to net income of $67.2 million, the allocation of shares held by the ESOP of $16.4 million and stock-based compensation of $9.0 million. These increases were substantially offset by dividends declared of $49.4 million and an increase in accumulated other comprehensive loss of $33.5 million.  The increase in accumulated other comprehensive loss was primarily due to a decrease in the funded status of our defined benefit pension plans at December 31, 2011, compared to December 31, 2010.

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

Net Interest Income

For the year ended December 31, 2011, net interest income decreased $58.2 million to $375.4 million, from $433.6 million for the year ended December 31, 2010.  The net interest margin decreased to 2.30% for the year ended December 31, 2011, from 2.35% for the year ended December 31, 2010.  The net interest rate spread decreased to 2.23% for the year ended December 31, 2011, from 2.28% for the year ended December 31, 2010.  The decrease in net interest income for the year ended December 31, 2011, compared to the year ended December 31, 2010, was primarily due to a decrease in average interest-earning assets.  As previously noted, the negative impact of the U.S. government programs that impede our ability to grow the residential mortgage loan portfolio profitably and the absence of multi-family and commercial real estate mortgage loans during much of 2011 resulted in a significant decline in average interest-earning assets.  Interest income for the year ended December 31, 2011 decreased, compared to the year ended December 31, 2010, primarily due to decreases in the average balances of mortgage loans and mortgage-backed and other securities, coupled with decreases in the average yields on residential mortgage loans and mortgage-backed and other securities.  Interest expense for the year ended December 31, 2011 decreased, compared to the year ended December 31, 2010, primarily due to decreases in the average balances of borrowings and certificates of deposit, coupled with a decrease in the average cost of certificates of deposit.  The decreases in the net interest margin and the net interest rate spread for the year ended December 31, 2011, compared to the year ended December 31, 2010, reflect a significant decrease in the yield on average interest-earning assets, substantially offset by a decline in the cost of average interest-bearing liabilities.  The average balance of net interest earning assets increased $16.2 million to $588.1 million for the year ended December 31, 2011, from $571.9 million for the year ended December 31, 2010.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Interest Income

Interest income for the year ended December 31, 2011 decreased $160.1 million to $695.2 million, from $855.3 million for the year ended December 31, 2010, due to a decrease of $2.15 billion in the average balance of interest-earning assets to $16.29 billion for the year ended December 31, 2011, from $18.44 billion for the year ended December 31, 2010, coupled with a decrease in the average yield on interest-earning assets to 4.27% for the year ended December 31, 2011, from 4.64% for the year ended December 31, 2010.  The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balances of mortgage loans and mortgage-backed and other securities, although the average balances of all interest-earning assets declined.  The decrease in the average yield on interest-earning assets was primarily due to decreases in the average yields on residential mortgage loans and mortgage-backed and other securities, partially offset by an increase in the average yield on multi-family and commercial real estate loans.

Interest income on residential mortgage loans decreased $95.3 million to $434.0 million for the year ended December 31, 2011, from $529.3 million for the year ended December 31, 2010, due to a decrease in the average yield to 4.06% for the year ended December 31, 2011, from 4.53% for the year ended December 31, 2010, coupled with a decrease of $1.01 billion in the average balance of such loans.  The decrease in the average yield was primarily due to new originations at lower interest rates than the rates on loans repaid over the past year and the impact of the downward repricing of our ARM loans, partially offset by a decrease in net premium amortization.   The decrease in the average balance of residential mortgage loans was primarily due to the levels of repayments over the past year which have outpaced the levels of originations and purchases.  The lower interest rates and decrease in the average balance are attributable to the negative impact of the U.S. government programs that impede our ability to grow the residential mortgage loan portfolio profitably.  Net premium amortization on residential mortgage loans decreased $5.4 million to $27.0 million for the year ended December 31, 2011, from $32.4 million for the year ended December 31, 2010, reflecting the lower average balance of residential mortgage loans during the year ended December 31, 2011, compared to the year ended December 31, 2010.

Interest income on multi-family and commercial real estate loans decreased $34.1 million to $162.4 million for the year ended December 31, 2011, from $196.5 million for the year ended December 31, 2010, due to a decrease of $650.1 million in the average balance of such loans, partially offset by an increase in the average yield to 6.23% for the year ended December 31, 2011, from 6.03% for the year ended December 31, 2010.  The decrease in the average balance of multi-family and commercial real estate loans is attributable to repayments, the sale or transfer to held-for-sale of certain delinquent and non-performing loans and the absence of new multi-family and commercial real estate loan originations during much of 2011.  The increase in the average yield on multi-family and commercial real estate loans is primarily due to an increase in prepayment penalties.  Prepayment penalties increased $4.1 million to

$7.5 million for the year ended December 31, 2011, from $3.4 million for the year ended December 31, 2010.

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

Interest expense on total deposits decreased $53.0 million to $138.0 million for the year ended December 31, 2011, from $191.0 million for the year ended December 31, 2010, due to a decrease of $965.8 million in the average balance of total deposits to $11.33 billion for the year ended December 31, 2011, from $12.30 billion for the year ended December 31, 2010, coupled with a decrease in the average cost of total deposits to 1.22% for the year ended December 31, 2011, from 1.55% for the year ended December 31, 2010.  The decrease in the average balance of total deposits was primarily due to a decrease in the average balances of certificates of deposit, partially offset by increases in the average balances of savings, money market and NOW and demand deposit accounts.  The decrease in the average cost of total deposits was primarily due to the impact of the decline in interest rates over the past year on our certificates of deposit which matured and were replaced at lower interest rates.

Interest expense on certificates of deposit decreased $56.0 million to $122.8 million for the year ended December 31, 2011, from $178.8 million for the year ended December 31, 2010, due to a decrease of $1.74 billion in the average balance, coupled with a decrease in the average cost to 1.99% for the year ended December 31, 2011, from 2.26% for the year ended December 31, 2010.  The decrease in the average balance of certificates of deposit was primarily the result of our reduced focus on certificates of deposit.  Throughout most of 2010 and during 2011, we continued to allow high cost certificates of deposit to run off as total assets declined.  The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates.  During the year ended December 31, 2011, $3.42 billion of certificates of deposit with a weighted average rate of 1.53% and a weighted average maturity at inception of seventeen months matured and $2.24 billion of certificates of deposit were issued or repriced with a weighted average rate of 0.84% and a weighted average maturity at inception of nineteen months.

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

When analyzing our asset quality trends and coverage ratios, consideration is given to the accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio.  Included in our non-performing loans are residential mortgage loans which are 180 days or more past due.  We update our estimates of collateral values on residential mortgage loans which are 180 days past due and annually thereafter.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its fair value less estimated selling costs.  Therefore certain losses inherent in our non-performing residential mortgage loans are being recognized through a charge-off at 180 days of delinquency and annually thereafter.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  Therefore, when reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs is considered.  At December 31, 2011, non-performing loans included residential mortgage loans which were 180 days or more past due totaling $256.4 million, net of $77.1 million in charge-offs related to such loans.  At December 31, 2010, non-performing loans included residential mortgage loans which were 180 days or more past due totaling $257.4 million, net of $63.0 million in charge-offs related to such loans.

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio.  We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time.  Our 2011 fourth quarter analysis of loss severity on residential mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO) to the loan’s original principal balance, for the twelve months ended September 30, 2011, indicated an average loss severity of approximately 30%, compared to approximately 29% in our 2011 third quarter analysis and approximately 26% in our 2010 fourth quarter analysis.  Our analysis in the 2011 fourth quarter primarily reviewed residential REO sales which occurred during the twelve months ended September 30, 2011 and included both full documentation and reduced documentation loans in a variety of states with varying years of origination.  Our 2011 fourth quarter analysis of charge-offs on multi-family and commercial real estate loans, primarily related to loan sales, during the twelve months ended September 30, 2011, indicated an average loss severity of approximately 28%, compared to approximately 29% in our 2011 third quarter analysis and approximately 35% in our 2010 fourth quarter analysis.  We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses.  However, the uniqueness of each multi-family and commercial real estate loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses.  We believe that using the loss experience of the past year (twelve months prior to the quarterly analysis) is reflective of the current economic and real estate environment.  The ratio of the allowance for loan losses to non-performing loans was approximately 47% at December 31, 2011, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses.

Net loan charge-offs totaled $81.3 million, or sixty basis points of average loans outstanding, for the year ended December 31, 2011.  This compares to net loan charge-offs of $107.6 million, or seventy basis points of average loans outstanding, for the year ended December 31, 2010.  The decrease in net loan charge-offs for the year ended December 31, 2011, compared to the year ended December 31, 2010, was primarily due to a decrease of $17.6 million in net charge-offs on residential mortgage loans and a decrease of $7.0 million in net charge-offs on multi-family and commercial real estate mortgage loans.  Our non-performing loans, which are comprised primarily of mortgage loans, decreased $57.8 million to $332.9 million, or 2.51% of total loans, at December 31, 2011, from $390.7 million, or 2.75% of total loans, at December 31, 2010.  The decrease in non-performing loans was primarily due to a decrease of $24.4 million in non-performing residential mortgage loans and a decrease of $22.2 million in non-performing multi-family mortgage loans.  We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  If the sale and reclassification to held-for-sale of certain delinquent and non-performing mortgage loans, primarily multi-family and residential loans, during the year ended December 31, 2011 had not occurred, our non-performing loans would have been $60.9 million higher, which amount is gross of $21.6 million in net charge-offs taken on such loans.

We update our estimates of collateral value for non-performing multi-family and commercial real estate mortgage loans with balances of $1.0 million or greater when the loans initially become non-performing and multi-family and commercial real estate loans modified in a troubled debt restructuring at the time of the modification.  Annually thereafter, inspections of these properties are performed to monitor the collateral.  We also update our estimates of collateral value for residential mortgage loans at 180 days or more delinquent and annually thereafter and certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral.  We monitor property value trends in our market areas to determine what impact, if any, such trends may have on our loan-to-value ratios and the adequacy of the allowance for loan losses.

During the 2011 first quarter, total delinquencies decreased primarily due to a decrease in non-performing loans and early stage delinquencies, continuing the trend from 2010.  Net loan charge-offs decreased slightly for the 2011 first quarter compared to the 2010 fourth quarter.  The national unemployment rate decreased to 8.8% for March 2011 and there were modest job gains for the quarter totaling 478,000 at the time of our analysis.  We continued to update our charge-off and loss analysis during the 2011 first quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased compared to December 31, 2010 and totaled $189.5 million at March 31, 2011 which resulted in a provision for loan losses of $7.0 million for the 2011 first quarter.  During the 2011 second quarter, total delinquencies decreased due to a decrease in loans 60-89 days past due, partially offset by an increase in loans 30-59 days past due and a slight increase in non-performing loans.  The unemployment rate increased to 9.2% for June 2011 and job gains decreased significantly from the first quarter and totaled 260,000 at the time of our analysis.  Net loan charge-offs decreased for the 2011 second quarter compared to the 2011 first quarter.  We continued to update our charge-off and loss analysis during the 2011 second quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased compared to March 31, 2011 and totaled $182.7 million at June 30, 2011 which resulted in a provision for loan losses of $10.0 million for the three months ended June 30, 2011 and $17.0 million for the six months ended June 30, 2011.  During the 2011 third quarter, total delinquencies decreased due to a decrease in loans 30-59 days past due, partially offset by a slight increase in non-performing loans.  The unemployment rate decreased slightly to 9.1% for September 2011 and there were job gains for the quarter totaling 287,000 at the time of our analysis.  Net loan charge-offs decreased for the 2011 third quarter compared to the 2011 second quarter.  We continued to update our charge-off and loss analysis during the 2011 third quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased compared to June 30, 2011 and totaled $178.4 million at September 30, 2011 which resulted in a provision for loan losses of $10.0 million for the three months ended September 30, 2011 and $27.0 million for the nine months ended September 30, 2011.  During the 2011 fourth quarter, total delinquencies decreased primarily due to a decrease in non-performing loans, partially offset by an increase in early stage loan delinquencies.  Net loan charge-offs increased for the 2011 fourth quarter, compared to the 2011 third quarter, primarily due to charge-offs related to certain delinquent and non-performing loans transferred to held-for-sale and certain impaired multi-family and commercial real estate mortgage loans.  The unemployment rate decreased to 8.5% for December 2011 and there were job gains for the quarter totaling 412,000 at the time of our analysis.  We continued to update our charge-off and loss analysis during the 2011 fourth quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased compared to September 30, 2011 and totaled $157.2 million at December 31, 2011 which resulted in a provision for loan losses of $10.0 million for the 2011 fourth quarter and $37.0 million for the year ended December 31, 2011.

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

Customer service fees decreased $5.1 million to $46.1 million for the year ended December 31, 2011, from $51.2 million for the year ended December 31, 2010, primarily due to decreases in overdraft fees related to transaction accounts, ATM fees and commissions on sales of annuities.  Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, decreased $1.8 million to $4.4 million for the year ended December 31, 2011, from $6.2 million for the year ended December 31, 2010.  The decrease in mortgage banking income, net, was primarily due to a decrease in net gain on sales of loans, coupled with a provision recorded in the valuation allowance for the impairment of MSR for the year ended December 31, 2011, compared to a recovery for the year ended December 31, 2010.  Income from BOLI increased $1.6 million to $10.3 million for the year ended December 31, 2011, from $8.7 million for the year ended December 31, 2010, primarily due to an increase in the crediting rate paid on our investment.

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

Asset Quality

The composition of our loan portfolio, by property type, has remained relatively consistent over the last several years.  However, as a result of our efforts to reposition the asset mix of our balance sheet during 2012, concentrating more on higher yielding multi-family mortgage loans than on lower yielding residential mortgage loans, our multi-family mortgage loans increased to represent 18% of our total loan portfolio at December 31, 2012, compared to 13% at December 31, 2011, and our residential mortgage loan portfolio decreased to represent 74% of our total loan portfolio at December 31, 2012, compared to

80% at December 31, 2011.  Our commercial real estate loans represented 6% of our total loan portfolio at December 31, 2012, compared to 5% at December 31, 2011, and consumer and other loans represented 2% of our total loan portfolio at December 31, 2012 and 2011.  Full documentation loans comprised 86% of our residential mortgage loan portfolio at December 31, 2012, compared to 85% at December 31, 2011, and comprised 89% of our total mortgage loan portfolio at December 31, 2012, compared to 88% at December 31, 2011.

The following table provides further details on the composition of our residential mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At December 31,
	2012		2011
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Residential mortgage loans:
Full documentation interest-only (1)	$2,001,396	20.61%	$2,695,940	25.53%
Full documentation amortizing	6,304,872	64.92	6,308,047	59.73
Reduced documentation interest-only (1)(2)	1,005,295	10.35	1,145,340	10.84
Reduced documentation amortizing (2)	399,663	4.12	412,212	3.90
Total residential mortgage loans	$9,711,226	100.00%	$10,561,539	100.00%

(1)

Includes interest-only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaling $2.18 billion at December 31, 2012 and $2.50 billion at December 31, 2011.

(2)	Includes SISA loans totaling $222.7 million at December 31, 2012 and $240.7 million at December 31, 2011.

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

The market does not apply a uniform definition of what constitutes “subprime” lending.  Our reference to subprime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the Agencies on June 29, 2007, which further references the “Expanded Guidance for Subprime Lending Programs,” or the Expanded Guidance, issued by the Agencies by press release dated January 31, 2001.  In the Expanded Guidance, the Agencies indicated that subprime lending does not refer to individual subprime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards.  The Agencies recognize that many prime loan portfolios will contain such accounts.  The Agencies also excluded prime loans that develop credit problems after acquisition and community development loans from the subprime arena.  According to the Expanded Guidance, subprime loans are other loans to borrowers which display one or more characteristics of reduced payment capacity.  Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all subprime borrowers and may not match all markets or institutions’ specific subprime definitions, are set forth, including having a credit (FICO) score of 660 or below.  However, we do not associate a particular FICO score with our definition of subprime loans.  Consistent with the guidance provided by the Agencies, we consider subprime loans to be loans to borrowers with a credit history containing one or more of the following at the time of origination: (1) bankruptcy within the last four years; (2) foreclosure within the last two years; or (3) two 30 day mortgage delinquencies in the last twelve months.  In addition, subprime loans generally display the risk layering of the following features: high debt-to-income ratio; low or no cash reserves; loan-to-value ratios over 90%; short-term interest-only periods or negative amortization loan products; or reduced or no documentation loans.  Our current underwriting standards would generally preclude us from originating loans to borrowers with a credit history containing a bankruptcy or a foreclosure within the last five years or two 30 day mortgage delinquencies in the last twelve months.  Based upon the definition and exclusions described above, we are a prime lender.  Within our portfolio of residential mortgage loans, we have loans to borrowers who had FICO scores of 660 or below at the time of origination. However, as a portfolio lender we underwrite our loans considering all credit criteria, as well as collateral value, and do not base our underwriting decisions solely on FICO scores.  Based on our underwriting criteria, particularly the average loan-to-value ratios at origination, we consider our loans to borrowers with FICO scores of 660 or below at origination to be prime loans.

Although FICO scores are considered as part of our underwriting process, they have not always been recorded on our mortgage loan system and are not available for all of the residential mortgage loans on our mortgage loan system.  However, substantially all of our residential mortgage loans originated since March 2005 have FICO scores as of the loan origination date (original FICO scores), available on our mortgage loan system.  At December 31, 2012, residential mortgage loans which had original FICO scores available on our mortgage loan system totaled $8.64 billion, or 89% of our total residential mortgage loan portfolio, of which $400.2 million, or 5%, had original FICO scores of 660 or below.  At December 31, 2011, residential mortgage loans which had original FICO scores available on our mortgage loan system totaled $9.30 billion, or 88% of our total residential mortgage loan portfolio, of which $433.6 million, or 5%, had original FICO scores of 660 or below.  Of our residential mortgage loans to borrowers with known original FICO scores of 660 or below, 71% are interest-only loans and 29% are amortizing loans at December 31, 2012 and 2011.  In addition, 66% of our loans to borrowers with known original FICO scores of 660 or below were full documentation loans and 34% were reduced documentation loans at December 31, 2012 and 67% of our loans to borrowers with known original FICO scores of 660 or below were full documentation loans and 33% were reduced documentation loans at December 31, 2011.  We believe the aforementioned loans, when originated, were amply collateralized and otherwise conformed to our prime lending standards and do not present a greater risk of loss or other asset quality risk relative to comparable loans in our portfolio to other borrowers with higher credit scores.

We have enhanced the FICO score data on our mortgage loan system to record, when available, current FICO scores on our borrowers.  At December 31, 2012, residential mortgage loans which had current FICO scores available on our mortgage loan system totaled $9.37 billion, or 96% of our total residential mortgage loan portfolio, of which $831.4 million, or 9%, had current FICO scores of 660 or below.   At December 31, 2011, residential mortgage loans which had current FICO scores available on our mortgage loan system totaled $9.47 billion, or 90% of our total residential mortgage loan portfolio, of which $918.1 million, or 10%, had current FICO scores of 660 or below.  Of our residential mortgage loans to borrowers with known current FICO scores of 660 or below, 64% are interest-only loans and 36% are amortizing loans at December 31, 2012 and 63% are interest-only loans and 37% are amortizing loans at December 31, 2011.  In addition, 61% of our loans to borrowers with known current FICO scores of 660 or below were full documentation loans and 39% were reduced documentation loans at December 31, 2012 and 62% were full documentation loans and 38% were reduced documentation loans at December 31, 2011.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

	At December 31,
(Dollars in Thousands)	2012	2011	2010	2009	2008
Non-accrual or delinquent mortgage loans	$308,250	$326,627	$384,291	$403,148	$236,366
Non-accrual or delinquent consumer and other loans	6,508	6,068	5,574	4,824	2,221
Mortgage loans delinquent 90 days or more and still accruing interest (1)	328	162	845	600	33
Total non-performing loans (2)	315,086	332,857	390,710	408,572	238,620
REO, net (3)	28,523	48,059	63,782	46,220	25,481
Total non-performing assets	$343,609	$380,916	$454,492	$454,792	$264,101
Non-performing loans to total loans	2.38%	2.51%	2.75%	2.59%	1.43%
Non-performing loans to total assets	1.91	1.96	2.16	2.02	1.09
Non-performing assets to total assets	2.08	2.24	2.51	2.25	1.20

(1)	Consists primarily of loans delinquent 90 days or more as to their maturity date but not their interest due.
(2)

Excludes loans which have been modified in a troubled debt restructuring and are accruing and performing in accordance with the restructured terms for a satisfactory period of time, generally six months. Restructured accruing loans totaled $98.7 million at December 31, 2012, $73.7 million at December 31, 2011, $49.2 million at December 31, 2010, $26.0 million at December 31, 2009 and $1.1 million at December 31, 2008. Loans modified in a troubled debt restructuring included in non-performing loans totaled $32.8 million at December 31, 2012, $18.8 million at December 31, 2011, $47.5 million at December 31, 2010, $57.2 million at December 31, 2009 and $6.9 million at December 31, 2008.

(3)

REO, substantially all of which are residential properties, is net of a valuation allowance totaling $1.6 million at December 31, 2012, $2.5 million at December 31, 2011, $1.5 million at December 31, 2010, $816,000 at December 31, 2009 and $2.0 million at December 31, 2008.

Total non-performing assets decreased $37.3 million to $343.6 million at December 31, 2012, from $380.9 million at December 31, 2011.  This decrease was due to a decrease of $19.5 million in REO, net, coupled with a decrease in non-performing loans.  Non-performing loans, the most significant component of non-performing assets, decreased $17.8 million to $315.1 million at December 31, 2012, from $332.9 million at December 31, 2011, primarily due to a decrease of $26.8 million in non-performing residential mortgage loans, partially offset by an increase of $8.6 million in non-performing multi-family and commercial real estate mortgage loans.  The increase in non-performing multi-family and commercial real estate loans at December 31, 2012, compared to December 31, 2011, was due, in part, to loans which were modified in a troubled debt restructuring during 2012 which are initially placed on non-accrual status.  Non-performing residential mortgage loans continue to reflect a greater concentration of non-performing reduced documentation loans.  Reduced documentation loans represented only 14% of the residential mortgage loan portfolio, yet represented 51% of non-performing residential mortgage loans at December 31, 2012.  The ratio of non-performing loans to total loans was 2.38% at December 31, 2012 and 2.51% at December 31, 2011.  The ratio of non-performing assets to total assets decreased to 2.08% at December 31, 2012, from 2.24% at December 31, 2011.  The decreases in these ratios primarily reflect the declines in non-performing loans and non-performing assets at December 31, 2012 compared to December 31, 2011.

We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  Included in loans held-for-sale, net, are delinquent and non-performing mortgage loans totaling $3.9 million at December 31, 2012, substantially all of which are multi-family loans, and $19.7 million at December 31, 2011, primarily multi-family and commercial real estate loans.  Such loans are excluded from non-performing loans, non-performing assets and related ratios.  The decrease in non-performing loans held-for-sale is primarily due to sales of $22.0 million, partially offset by the reclassification of certain delinquent and non-performing loans to held-for-sale during the year ended December 31, 2012.  The reclassification of such loans during the year ended December 31, 2012 did not have a material impact on our non-performing loans and non-performing assets or related ratios as of December 31, 2012.

The following table provides further details on the composition of our non-performing residential mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At December 31,
	2012		2011
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Non-performing residential mortgage loans:
Full documentation interest-only	$99,521	34.19%	$107,503	33.82%
Full documentation amortizing	44,326	15.23	43,937	13.82
Reduced documentation interest-only	113,482	38.99	131,301	41.31
Reduced documentation amortizing	33,722	11.59	35,126	11.05
Total non-performing residential mortgage loans	$291,051	100.00%	$317,867	100.00%

The following table provides details on the geographic composition of both our total and non-performing residential mortgage loans as of December 31, 2012.

	Residential Mortgage Loans
	At December 31, 2012
(Dollars in Millions)	Total Loans	Percent of Total Loans	Total Non-Performing Loans	Percent of Total Non-Performing Loans	Non-Performing Loans as Percent of State Totals
State:
New York	$2,790.8	28.7%	$43.0	14.8%	1.54%
Illinois	1,036.2	10.7	40.7	14.0	3.93
Connecticut	1,031.5	10.6	30.2	10.4	2.93
Massachusetts	797.0	8.2	7.8	2.7	0.98
New Jersey	717.1	7.4	58.3	20.0	8.13
Virginia	591.2	6.1	11.5	4.0	1.95
California	582.5	6.0	26.2	9.0	4.50
Maryland	567.0	5.8	33.0	11.2	5.82
Washington	269.1	2.8	3.7	1.3	1.37
Texas	253.0	2.6	0.1	-	0.04
All other states (1) (2)	1,075.8	11.1	36.6	12.6	3.40
Total	$9,711.2	100.0%	$291.1	100.0%	3.00%

(1)         Includes 25 states and Washington, D.C.

(2)         Includes Florida with $172.7 million total loans, of which $18.1 million are non-performing loans.

At December 31, 2012, the geographic composition of our multi-family and commercial real estate mortgage loan portfolio was 97% in the New York metropolitan area and 3% in various other states and the geographic composition of non-performing multi-family and commercial real estate mortgage loans was 97% in the New York metropolitan area and 3% in Florida.

If all non-accrual loans at December 31, 2012, 2011 and 2010 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $16.8 million for the year ended December 31, 2012, $19.3 million for the year ended December 31, 2011 and $24.0 million for the year ended December 31, 2010.  This compares to actual payments recorded as interest income, with respect to such loans, of $4.3 million for the year ended December 31, 2012, $5.2 million for the year ended December 31, 2011 and $8.8 million for the year ended December 31, 2010.

Loans modified in a troubled debt restructuring which are included in non-accrual loans increased $14.0 million to $32.8 million at December 31, 2012, from $18.8 million at December 31, 2011.  Such loans include $12.5 million of Chapter 7 bankruptcy loans at December 31, 2012 which have been classified as troubled debt restructurings to comply with regulatory guidance issued in 2012.  All loans modified in a troubled debt restructuring are initially placed on non-accrual status, regardless of their delinquency status.  Of the total loans modified in a troubled debt restructuring included in non-accrual loans, $13.7 million at December 31, 2012 and $10.9 million at December 31, 2011 were less than 90 days past due.  Loans modified in a troubled debt restructuring, other than Chapter 7 bankruptcy loans, remain in non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms generally for a period of six months.  As a result of the migration of restructured loans from non-accrual to accrual status as borrowers complied with the terms of their restructure agreement for a satisfactory period of time, restructured accruing loans increased $25.0 million to $98.7 million at December 31, 2012, from $73.7 million at December 31, 2011.

In addition to non-performing loans, we had $191.5 million of potential problem loans at December 31, 2012, compared to $195.8 million at December 31, 2011.  Such loans include loans which are 60-89 days delinquent as shown in the following table and certain other internally adversely classified loans.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due or Non-Accrual (1)
	Number		Number		Number
	of		of		of
(Dollars in Thousands)	Loans	Amount	Loans	Amount	Loans	Amount
At December 31, 2012:
Mortgage loans:
Residential	344	$106,430	96	$27,124	985	$291,051
Multi-family	39	21,743	14	5,382	16	10,658
Commercial real estate	10	13,536	6	3,126	6	6,869
Consumer and other loans	82	3,223	33	1,315	56	6,508
Total delinquent loans	475	$144,932	149	$36,947	1,063	$315,086
Delinquent loans to total loans		1.10%		0.28%		2.38%

At December 31, 2011:
Mortgage loans:
Residential	357	$128,562	111	$31,253	1,027	$317,867
Multi-family	42	29,109	12	14,915	11	8,022
Commercial real estate	3	4,882	2	1,060	1	900
Consumer and other loans	94	4,187	33	1,587	54	6,068
Total delinquent loans	496	$166,740	158	$48,815	1,093	$332,857
Delinquent loans to total loans		1.26%		0.37%		2.51%

At December 31, 2010:
Mortgage loans:
Residential	396	$125,103	135	$47,862	1,040	$342,315
Multi-family	40	33,627	7	6,056	33	36,292
Commercial real estate	8	2,925	-	-	3	6,529
Consumer and other loans	100	4,155	22	421	58	5,574
Total delinquent loans	544	$165,810	164	$54,339	1,134	$390,710
Delinquent loans to total loans		1.17%		0.38%		2.75%

(1)

Includes non-accrual loans modified in a troubled debt restructuring which are less than 90 days past due totaling $13.7 million at December 31, 2012, $10.9 million at December 31, 2011 and $40.8 million at December 31, 2010.

Allowance for Losses

The following table sets forth the changes in our allowance for loan losses for the periods indicated.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2012	2011	2010	2009	2008
Balance at beginning of year	$157,185	$201,499	$194,049	$119,029	$78,946
Provision charged to operations	40,400	37,000	115,000	200,000	69,000
Charge-offs:
Residential	(49,794)	(64,834)	(84,537)	(83,713)	(17,973)
Multi-family	(6,275)	(22,160)	(29,158)	(44,724)	(10,733)
Commercial real estate	(2,607)	(4,138)	(6,970)	(2,666)	(190)
Consumer and other loans	(2,541)	(1,665)	(2,583)	(2,096)	(1,258)
Total charge-offs	(61,217)	(92,797)	(123,248)	(133,199)	(30,154)
Recoveries:
Residential	8,407	10,844	12,957	6,956	911
Multi-family	206	502	1,867	1,052	122
Commercial real estate	1	-	725	81	-
Consumer and other loans	519	137	149	130	204
Total recoveries	9,133	11,483	15,698	8,219	1,237
Net charge-offs (1)	(52,084)	(81,314)	(107,550)	(124,980)	(28,917)
Balance at end of year	$145,501	$157,185	$201,499	$194,049	$119,029

Net charge-offs to average loans outstanding	0.39%	0.60%	0.70%	0.77%	0.18%
Allowance for loan losses to total loans	1.10	1.18	1.42	1.23	0.71
Allowance for loan losses to non-performing loans	46.18	47.22	51.57	47.49	49.88

(1)

Includes net charge-offs related to residential reduced documentation mortgage loans totaling $18.6 million, $28.7 million, $39.6 million, $50.6 million and $11.0 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively, and net charge-offs related to certain delinquent and non-performing loans transferred to held-for-sale totaling $1.7 million, $21.6 million, $26.1 million, $40.9 million and $1.9 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

The following table sets forth the changes in our valuation allowance for REO for the periods indicated.

	At or For the Year Ended December 31,
(In Thousands)	2012	2011	2010	2009	2008
Balance at beginning of year	$2,499	$1,513	$816	$2,028	$493
Provision charged to operations	2,914	4,039	2,805	1,297	2,695
Charge-offs	(4,428)	(3,248)	(2,369)	(4,943)	(1,583)
Recoveries	570	195	261	2,434	423
Balance at end of year	$1,555	$2,499	$1,513	$816	$2,028

The following table sets forth our allocation of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
(Dollars in Thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Residential	$89,267	73.82%	$105,991	80.02%	$125,524	76.77%	$113,288	75.88%	$71,082	74.42%
Multi-family	35,514	18.29	35,422	12.84	56,266	15.58	63,145	16.48	31,631	17.89
Commercial real estate	14,404	5.88	11,972	5.00	15,563	5.46	10,638	5.53	9,412	5.67
Consumer and other loans	6,316	2.01	3,800	2.14	4,146	2.19	6,978	2.11	6,904	2.02
Total allowance for loan losses	$145,501	100.00%	$157,185	100.00%	$201,499	100.00%	$194,049	100.00%	$119,029	100.00%

The decrease in the allowance for loan losses allocated to residential mortgage loans at December 31, 2012, compared to December 31, 2011, primarily reflects the decrease in the balance and composition of this portfolio, coupled with decreases in non-performing loans, net loan charge-offs, and loan delinquencies.  The slight increase in the allowance for loan losses allocated to multi-family loans at December 31, 2012, compared to December 31, 2011, primarily reflects the increase in the balance of this portfolio, substantially offset by the decreases in net loan charge-offs and loan delinquencies.  The increase in the allowance for loan losses allocated to commercial real estate mortgage loans at December 31, 2012, compared to December 31, 2011, primarily reflects the increase in the balance of this portfolio and increases in non-performing loans and loan delinquencies.  The increase in the allowance for loan losses allocated to consumer and other loans at December 31, 2012, compared to December 31, 2011, primarily relates to home equity lines of credit in consideration of such loans entering their amortization period.  The portion of the allowance for loan losses allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance for loan losses is available for losses applicable to the entire loan portfolio.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2012, 2011, 2010, 2009 and 2008.

Impact of Recent Accounting Standards and Interpretations

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

In February 2013, the Financial Accounting Standards Board issued ASU 2013-02, “Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, significant amounts reclassified out of accumulated other comprehensive income by the income statement line items are required to be presented either on the face of the statement where net income is presented or as a separate disclosure in the notes, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  The amendments in ASU

2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements.  Substantially all of the information that ASU 2013-02 requires is already required to be disclosed elsewhere in the financial statements. However, the information is currently presented in different places throughout the financial statements.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.  Since the provisions of ASU 2013-02 are presentation related only, our adoption of ASU 2013-02 on January 1, 2013 did not have an impact on our financial condition or results of operations.

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

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods.  The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2012 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment activity.  The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities.  Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the underlying collateral is located, seasonal factors, demographic variables and the assumability of the underlying mortgages.

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

The Gap Table includes $1.95 billion of callable borrowings classified according to their maturity dates, primarily in the more than three years to five years category, which are callable within one year and at various times thereafter.  In addition, the Gap Table includes callable securities with an amortized cost of $98.7 million classified according to their maturity dates in the more than five years category, which are callable within one year and at various times thereafter.  The classification of callable borrowings and securities according to their maturity dates is based on our experience with, and expectations of, the behavior of these types of instruments in the current interest rate environment.

As indicated in the Gap Table, our one-year cumulative gap at December 31, 2012 was positive 13.23% compared to positive 1.50% at December 31, 2011.  The change in our one-year cumulative gap is primarily due to a decrease in certificates of deposit and borrowings projected to mature or reprice within one year at December 31, 2012, compared to December 31, 2011, primarily reflecting our efforts to extend the maturities of certificates of deposit and borrowings in the current low interest-rate environment.

	At December 31, 2012
		More than	More than
		One Year	Three Years
	One Year	to	to	More than
(Dollars in Thousands)	or Less	Three Years	Five Years	Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$4,984,875	$3,569,173	$3,685,225	$420,275	$12,659,548
Consumer and other loans (1)	247,891	9,431	-	264	257,586
Interest-earning cash accounts	91,207	-	-	-	91,207
Securities available-for-sale	138,756	77,492	60,459	51,431	328,138
Securities held-to-maturity	689,946	537,603	346,505	98,167	1,672,221
FHLB-NY stock	-	-	-	171,194	171,194
Total interest-earning assets	6,152,675	4,193,699	4,092,189	741,331	15,179,894
Net unamortized purchase premiums and deferred costs (2)	40,107	28,161	25,574	4,479	98,321
Net interest-earning assets (3)	6,192,782	4,221,860	4,117,763	745,810	15,278,215
Interest-bearing liabilities:
Savings	418,596	431,589	431,589	1,520,524	2,802,298
Money market	936,306	315,376	315,376	19,498	1,586,556
NOW and demand deposit	106,260	212,567	212,567	1,563,339	2,094,733
Certificates of deposit	1,503,002	1,860,113	597,256	-	3,960,371
Borrowings, net	1,046,472	648,944	2,549,214	128,866	4,373,496
Total interest-bearing liabilities	4,010,636	3,468,589	4,106,002	3,232,227	14,817,454
Interest sensitivity gap	2,182,146	753,271	11,761	(2,486,417)	$460,761
Cumulative interest sensitivity gap	$2,182,146	$2,935,417	$2,947,178	$460,761

Cumulative interest sensitivity gap as a percentage of total assets	13.23%	17.79%	17.87%	2.79%
Cumulative net interest-earning assets as a percentage of interest- bearing liabilities	154.41%	139.25%	125.44%	103.11%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.
(2)	Net unamortized purchase premiums and deferred costs are prorated.
(3)	Includes securities available-for-sale at amortized cost.

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

We perform analyses of interest rate increases and decreases of up to 300 basis points although changes in interest rates of 200 basis points is a more common and reasonable scenario for analytical purposes.  Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning January 1, 2013 would increase by approximately 6.16% from the base projection.  At December 31, 2011, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2012 would have increased by approximately 2.08% from the base projection.  The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%.  However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning January 1, 2013 would decrease by approximately 5.27% from the base projection.  At December 31, 2011, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2012 would have decreased by approximately 4.88% from the base projection.  The down 100 basis point scenarios include some limitations as well since certain indices, yields and costs are already below 1.00%.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, although our net interest income sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from BOLI and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning January 1, 2013 would increase by approximately $4.6 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning January 1, 2013 would decrease by approximately $1.9 million with respect to these items alone.

For information regarding our credit risk, see “Asset Quality,” in Item 7, “MD&A.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For our Consolidated Financial Statements, see the index on page A - 1.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Monte N. Redman, our President and Chief Executive Officer, and Frank E. Fusco, our Senior Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2012.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See page A - 2 for our Management Report on Internal Control Over Financial Reporting and page A - 3 for the related Report of Independent Registered Public Accounting Firm.

The Sarbanes-Oxley Act Section 302 Certifications regarding the quality of our public disclosures have been filed with the SEC as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers who are not directors of Astoria Financial Corporation is presented in the tables under the headings “Board Nominees, Directors and Executive Officers,” “Committees and Meetings of the Board” and “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 15, 2013, which will be filed with the SEC within 120 days from December 31, 2012, and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of our Board of Directors, including information regarding an audit committee financial expert serving on the audit committee, is presented under the heading “Committees and Meetings of the Board” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 15, 2013, which will be filed with the SEC within 120 days from December 31, 2012, and is incorporated herein by reference.

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

During the year ended December 31, 2012, there were no material changes to procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to executive (and director) compensation is included under the headings “Transactions with Certain Related Parties,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Option Exercises and Stock Vested Table,” “Pension Benefits Table,” “Other Potential Post-Employment Payments” and “Director Compensation,” including related narratives, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 15, 2013 which will be filed with the SEC within 120 days from December 31, 2012, and is incorporated herein by reference.

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

ITEM 12.        SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management is included under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” and related narrative, in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 15, 2013, which will be filed with the SEC within 120 days from December 31, 2012, and is incorporated herein by reference.

The following table provides information as of December 31, 2012 with respect to compensation plans, including individual compensation arrangements, under which equity securities of Astoria Financial Corporation are authorized for issuance.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,846,850	$25.70	2,272,396

Equity compensation plans not approved by security holders	-	-	-
Total	2,846,850	$25.70	2,272,396

(1)

Excluded is any employee benefit plan that is intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code, such as the Astoria Federal ESOP and the Astoria Federal Incentive Savings Plan. Also excluded are 1,111,552 shares of our common stock which represent unvested restricted stock awards made pursuant to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers of Astoria Financial Corporation, or the 2005 Employee Stock Plan, and 35,105 shares of our common stock which represent unvested restricted stock awards made pursuant to the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, or the 2007 Director Stock Plan, since such shares, while unvested, were issued and outstanding as of December 31, 2012. The only equity security issuable under the equity compensation plans referenced in the table is our common stock. The only equity compensation plans are stock option plans or arrangements which provide for the issuance of our common stock upon the exercise of options, the 2005 Employee Stock Plan which provides for the grant of equity settled stock appreciation rights and awards of restricted stock or equity settled restricted stock units and the 2007 Director Stock Plan which provides for awards of restricted stock. The securities to be issued upon exercise of outstanding options, warrants and rights would be issued on the exercise of options granted under the 1999 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, the 1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation and the 2003 Stock Option Plan for Officers and Employees of Astoria Financial Corporation. Of the number of securities remaining available for future issuance in the above table, 2,139,895 were authorized pursuant to the 2005 Employee Stock Plan and 132,501 were authorized pursuant to the 2007 Director Stock Plan as of December 31, 2012. Both plans provide for automatic adjustments to outstanding options or grants upon certain changes in capitalization. In the event of any stock split, stock dividend or other event generally affecting the number of shares of our common stock held by each person who is then a record holder of our common stock, the number of shares covered by each outstanding option, grant or award and the number of shares available for grant under the plans shall be adjusted to account for such event.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is included under the headings “Transactions with Certain Related Persons,” “Compensation Committee Interlocks and Insider Participation” and “Director Independence” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 15, 2013, which will be filed with the SEC within 120 days from December 31, 2012, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services and the pre-approval of such services and fees is included under the headings “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees,” and in the related narrative, in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 15, 2013, which will be filed with the SEC within 120 days from December 31, 2012, and is incorporated herein by reference.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  1.   Financial Statements

See Index to Consolidated Financial Statements on page A - 1.

2.            Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, “Financial Statements and Supplementary Data.”

(b)                              Exhibits

See Index of Exhibits on page B - 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

/s/	Monte N. Redman	Date:	February 27, 2013
Monte N. Redman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	NAME	DATE

/s/	Ralph F. Palleschi	February 27, 2013
Ralph F. Palleschi
Chairman

/s/	Monte N. Redman	February 27, 2013
Monte N. Redman
President, Chief Executive Officer and Director

/s/	Frank E. Fusco	February 27, 2013
Frank E. Fusco
Senior Executive Vice President and
Chief Financial Officer

/s/	John F. Kennedy	February 27, 2013
John F. Kennedy
Senior Vice President and
Chief Accounting Officer

/s/	Gerard C. Keegan	February 27, 2013
Gerard C. Keegan
Vice Chairman, Senior Executive Vice President and
Chief Operating Officer

/s/	John R. Chrin	February 27, 2013
John R. Chrin
Director

/s/	John J. Corrado	February 27, 2013
John J. Corrado
Director

/s/	Peter C. Haeffner, Jr.	February 27, 2013
Peter C. Haeffner, Jr.
Director

/s/	Brian M. Leeney	February 27, 2013
Brian M. Leeney
Director

/s/	Patricia M. Nazemetz	February 27, 2013
Patricia M. Nazemetz
Director

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

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

Astoria Financial Corporation management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment we believe that, as of December 31, 2012, the company’s internal control over financial reporting is effective based on those criteria.

Astoria Financial Corporation’s independent registered public accounting firm has issued an audit report on the effectiveness of the company’s internal control over financial reporting as of December 31, 2012.  This report appears on page A - 3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Astoria Financial Corporation:

We have audited the internal control over financial reporting of Astoria Financial Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Astoria Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astoria Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 27, 2013

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
(In Thousands, Except Share Data)	2012	2011

ASSETS:
Cash and due from banks	$121,473	$132,704
Available-for-sale securities:
Encumbered	79,851	268,725
Unencumbered	256,449	75,462
Total available-for-sale securities	336,300	344,187
Held-to-maturity securities, fair value of $1,725,090 and $2,176,925, respectively:
Encumbered	1,133,193	1,601,003
Unencumbered	566,948	529,801
Total held-to-maturity securities	1,700,141	2,130,804
Federal Home Loan Bank of New York stock, at cost	171,194	131,667
Loans held-for-sale, net	76,306	32,394
Loans receivable	13,223,972	13,274,604
Allowance for loan losses	(145,501)	(157,185)
Loans receivable, net	13,078,471	13,117,419
Mortgage servicing rights, net	6,947	8,136
Accrued interest receivable	41,688	46,528
Premises and equipment, net	115,632	119,946
Goodwill	185,151	185,151
Bank owned life insurance	418,155	409,637
Real estate owned, net	28,523	48,059
Other assets	216,661	315,423
Total assets	$16,496,642	$17,022,055

LIABILITIES:
Deposits	$10,443,958	$11,245,614
Reverse repurchase agreements	1,100,000	1,700,000
Federal Home Loan Bank of New York advances	2,897,000	2,043,000
Other borrowings, net	376,496	378,573
Mortgage escrow funds	113,101	110,841
Accrued expenses and other liabilities	272,098	292,829
Total liabilities	15,202,653	15,770,857

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value (5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, $.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 98,419,318 and 98,537,715 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	884,689	875,395
Retained earnings	1,891,022	1,861,592
Treasury stock (68,075,570 and 67,957,173 shares, at cost, respectively)	(1,406,755)	(1,404,311)
Accumulated other comprehensive loss	(73,090)	(75,661)
Unallocated common stock held by ESOP (967,013 and 2,042,367 shares, respectively)	(3,542)	(7,482)
Total stockholders’ equity	1,293,989	1,251,198
Total liabilities and stockholders’ equity	$16,496,642	$17,022,055

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In Thousands, Except Share Data)	2012	2011	2010
Interest income:
Residential mortgage loans	$372,478	$433,951	$529,319
Multi-family and commercial real estate mortgage loans	149,694	162,433	196,541
Consumer and other loans	9,258	9,889	10,572
Mortgage-backed and other securities	61,757	82,055	109,206
Repurchase agreements and interest-earning cash accounts	338	237	390
Federal Home Loan Bank of New York stock	6,984	6,683	9,271
Total interest income	600,509	695,248	855,299
Interest expense:
Deposits	98,021	138,049	191,015
Borrowings	154,219	181,773	230,717
Total interest expense	252,240	319,822	421,732
Net interest income	348,269	375,426	433,567
Provision for loan losses	40,400	37,000	115,000
Net interest income after provision for loan losses	307,869	338,426	318,567
Non-interest income:
Customer service fees	39,520	46,135	51,229
Other loan fees	2,640	3,160	3,452
Gain on sales of securities	8,477	-	-
Mortgage banking income, net	6,820	4,413	6,222
Income from bank owned life insurance	9,439	10,257	8,683
Other	6,339	4,950	11,602
Total non-interest income	73,235	68,915	81,188
Non-interest expense:
General and administrative:
Compensation and benefits	139,140	151,149	141,539
Occupancy, equipment and systems	67,406	65,182	65,498
Federal deposit insurance premiums	47,363	38,083	25,728
Advertising	6,392	7,842	6,466
Other	39,832	39,161	45,687
Total non-interest expense	300,133	301,417	284,918
Income before income tax expense	80,971	105,924	114,837
Income tax expense	27,880	38,715	41,103
Net income	$53,091	$67,209	$73,734
Basic earnings per common share	$0.55	$0.70	$0.78
Diluted earnings per common share	$0.55	$0.70	$0.78
Basic weighted average common shares	95,455,344	93,253,928	91,776,907
Diluted weighted average common and common equivalent shares	95,455,344	93,253,928	91,776,941

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In Thousands)	2012	2011	2010

Net income	$53,091	$67,209	$73,734

Other comprehensive income (loss), net of tax:
Net unrealized loss on securities available-for-sale:
Net unrealized holding loss on securities arising during the year	(1,320)	(3,354)	(597)
Reclassification adjustment for gains included in net income	(5,490)	-	-
Net unrealized loss on securities available-for-sale	(6,810)	(3,354)	(597)

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	9,143	(35,960)	(16,247)
Reclassification adjustment for net actuarial loss included in net income	3,527	5,564	4,177
Net actuarial loss adjustment on pension plans and other postretirement benefits	12,670	(30,396)	(12,070)

Prior service cost adjustment on pension plans and other postretirement benefits:
Prior service cost adjustment arising during the year	(3,538)	-	-
Reclassification adjustment for prior service cost included in net income	98	60	95
Prior service cost adjustment on pension plans and other postretirement benefits	(3,440)	60	95

Reclassification adjustment for loss on cash flow hedge included in net income	151	190	190

Total other comprehensive income (loss), net of tax	2,571	(33,500)	(12,382)

Comprehensive income	$55,662	$33,709	$61,352

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

						Accumulated	Unallocated
			Additional			Other	Common
		Common	Paid-in	Retained	Treasury	Comprehensive	Stock Held
(In Thousands, Except Share Data)	Total	Stock	Capital	Earnings	Stock	Loss	by ESOP

Balance at December 31, 2009	$1,208,614	$1,665	$857,662	$1,829,199	$ (1,434,362)	$ (29,779)	$(15,771)

Net income	73,734	-	-	73,734	-	-	-
Other comprehensive loss, net of tax	(12,382)	-	-	-	-	(12,382)	-
Dividends on common stock ($0.52 per share)	(48,692)	-	-	(48,692)	-	-	-
Restricted stock grants (806,428 shares)	-	-	(10,484)	(6,181)	16,665	-	-
Forfeitures of restricted stock (24,566 shares)	-	-	360	147	(507)	-	-
Exercise of stock options (12,000 shares issued)	112	-	-	(136)	248	-	-
Stock-based compensation	8,003	-	7,979	24	-	-	-
Net tax benefit excess from stock-based compensation	776	-	776	-	-	-	-
Allocation of ESOP stock	11,615	-	8,451	-	-	-	3,164
Balance at December 31, 2010	1,241,780	1,665	864,744	1,848,095	(1,417,956)	(42,161)	(12,607)

Net income	67,209	-	-	67,209	-	-	-
Other comprehensive loss, net of tax	(33,500)	-	-	-	-	(33,500)	-
Dividends on common stock ($0.52 per share)	(49,435)	-	-	(49,435)	-	-	-
Restricted stock grants (685,650 shares)	-	-	(9,698)	(4,471)	14,169	-	-
Forfeitures of restricted stock (25,404 shares)	-	-	357	167	(524)	-	-
Stock-based compensation	9,035	-	9,008	27	-	-	-
Net tax benefit shortfall from stock-based compensation	(263)	-	(263)	-	-	-	-
Allocation of ESOP stock	16,372	-	11,247	-	-	-	5,125
Balance at December 31, 2011	1,251,198	1,665	875,395	1,861,592	(1,404,311)	(75,661)	(7,482)

Net income	53,091	-	-	53,091	-	-	-
Other comprehensive income, net of tax	2,571	-	-	-	-	2,571	-
Dividends on common stock ($0.25 per share)	(24,104)	-	-	(24,104)	-	-	-
Restricted stock grants (157,000 shares)	-	-	(1,541)	(1,703)	3,244	-	-
Forfeitures of restricted stock (275,397 shares)	-	-	3,918	1,770	(5,688)	-	-
Stock-based compensation	5,166	-	4,790	376	-	-	-
Net tax benefit shortfall from stock-based compensation	(4,123)	-	(4,123)	-	-	-	-
Allocation of ESOP stock	10,190	-	6,250	-	-	-	3,940
Balance at December 31, 2012	$1,293,989	$1,665	$884,689	$1,891,022	$ (1,406,755)	$ (73,090)	$(3,542)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In Thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$53,091	$67,209	$73,734
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on loans	26,101	28,810	34,060
Net amortization on securities and borrowings	16,762	8,288	2,976
Net provision for loan and real estate losses	43,314	41,039	117,805
Depreciation and amortization	11,861	11,684	11,286
Net gain on sales of loans and securities	(17,333)	(3,681)	(6,971)
Net loss (gain) on dispositions of premises and equipment	49	312	(134)
Other asset impairment charges	272	444	1,688
Originations of loans held-for-sale	(380,356)	(196,060)	(289,817)
Proceeds from sales and principal repayments of loans held-for-sale	324,520	218,969	287,609
Stock-based compensation and allocation of ESOP stock	15,356	25,407	19,618
Decrease in accrued interest receivable	4,840	8,964	10,629
Mortgage servicing rights amortization and valuation allowance adjustments, net	4,840	3,398	2,747
Bank owned life insurance income and insurance proceeds received, net	(8,518)	781	(8,683)
Decrease (increase) in other assets	100,849	36,057	(3,157)
(Decrease) increase in accrued expenses and other liabilities	(8,235)	(23,928)	11,961
Net cash provided by operating activities	187,413	227,693	265,351
Cash flows from investing activities:
Originations of loans receivable	(3,272,511)	(2,651,863)	(2,545,265)
Loan purchases through third parties	(942,873)	(1,118,921)	(442,525)
Principal payments on loans receivable	4,135,995	4,495,679	4,240,668
Proceeds from sales of delinquent and non-performing loans	23,220	26,408	53,667
Purchases of securities held-to-maturity	(533,687)	(967,803)	(958,529)
Purchases of securities available-for-sale	(256,901)	-	-
Principal payments on securities held-to-maturity	948,994	832,886	1,269,765
Principal payments on securities available-for-sale	201,147	213,295	298,208
Proceeds from sales of securities available-for-sale	60,318	-	-
Net (purchases) redemptions of Federal Home Loan Bank of New York stock	(39,527)	17,507	29,755
Proceeds from sales of real estate owned, net	59,892	87,004	81,023
Purchases of premises and equipment	(6,435)	(12,976)	(10,093)
Proceeds from sales of premises and equipment	-	14,396	125
Net cash provided by investing activities	377,632	935,612	2,016,799
Cash flows from financing activities:
Net decrease in deposits	(801,656)	(353,386)	(1,213,238)
Net increase (decrease) in borrowings with original terms of three months or less	448,000	168,000	(84,000)
Proceeds from borrowings with original terms greater than three months	950,000	200,000	525,000
Repayments of borrowings with original terms greater than three months	(1,144,000)	(1,116,000)	(1,450,000)
Cash payments for debt issuance costs	(2,653)	-	-
Net increase (decrease) in mortgage escrow funds	2,260	1,467	(4,662)
Cash dividends paid to stockholders	(24,104)	(49,435)	(48,692)
Cash received for options exercised	-	-	112
Net tax benefit (shortfall) excess from stock-based compensation	(4,123)	(263)	776
Net cash used in financing activities	(576,276)	(1,149,617)	(2,274,704)
Net (decrease) increase in cash and cash equivalents	(11,231)	13,688	7,446
Cash and cash equivalents at beginning of year	132,704	119,016	111,570
Cash and cash equivalents at end of year	$121,473	$132,704	$119,016

Supplemental disclosures:
Interest paid	$258,503	$322,225	$424,321
Income taxes paid	$6,002	$40,420	$49,736
Additions to real estate owned	$43,270	$75,320	$101,390
Loans transferred to held-for-sale	$6,501	$36,482	$61,843

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues, expenses and other comprehensive income/loss during the reporting periods.  The estimate of our allowance for loan losses, the valuation of mortgage servicing rights, or MSR, judgments regarding goodwill and securities impairment and the estimates related to our pension plans and other postretirement benefits are particularly critical because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions and estimates about highly uncertain matters.  Actual results may differ from our estimates and assumptions.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(b)            Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and repurchase agreements with original maturities of three months or less.  Astoria Federal is required by the Federal Reserve System to maintain cash reserves equal to a percentage of certain deposits.  The reserve requirement totaled $37.7 million at December 31, 2012 and $33.0 million at December 31, 2011.

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

(d)            Securities

Securities are classified as held-to-maturity, available-for-sale or trading.  Management determines the appropriate classification of securities at the time of acquisition.  Our securities available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity.  Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.  Premiums and discounts are recognized as adjustments to interest income using the interest method over the remaining period to contractual maturity, adjusted for prepayments.  Gains and losses on the sale of all securities are determined using the specific identification method and are reflected in earnings when realized.  For the years ended December 31,

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2012, 2011 and 2010, we did not maintain a trading securities portfolio.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.

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

(f)               Loans Held-for-Sale

Loans held-for-sale, net, includes fifteen and thirty year fixed rate one-to-four family, or residential, mortgage loans originated for sale that conform to government-sponsored enterprise, or GSE, guidelines (conforming loans), as well as certain delinquent and non-performing mortgage loans.

Generally, we originate fifteen and thirty year conforming fixed rate residential mortgage loans for sale to various GSEs or other investors on a servicing released or retained basis.  The sale of such loans is generally arranged through a master commitment on a mandatory delivery or best efforts basis.  Loans held-for-sale are carried at the lower of cost or estimated fair value, as determined on an aggregate basis.  Net unrealized losses, if any, are recognized in a valuation allowance through charges to earnings.  Premiums and discounts and origination fees and costs on loans held-for-sale are deferred and recognized as a component of the gain or loss on sale.  Gains and losses on sales of loans held-for-sale are included in mortgage banking income, net, recognized on settlement dates and are determined by the difference between the sale proceeds and the carrying value of the loans.  These transactions are accounted for as sales based on our satisfaction of the criteria for such accounting which provide that, as transferor, we have surrendered control over the loans.

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

We establish and maintain, through provisions for loan losses, an allowance for loan losses based on our evaluation of the probable inherent losses in our loan portfolio.  The allowance is increased by the provision for loan losses charged to earnings and is decreased by loan charge-offs, net of recoveries.  Loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible for the portion of the recorded investment in the loan in excess of the loan’s estimated fair value.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The allowance for loan losses is determined based on a comprehensive analysis of our loan portfolio.  We evaluate the adequacy of our allowance on a quarterly basis.  The allowance is comprised of both valuation allowances related to individual loans and general valuation allowances, although the total allowance for loan losses is available for losses applicable to the entire loan portfolio.

In estimating specific allocations, we review loans deemed to be impaired and measure impairment losses based on either the fair value of collateral, the present value of expected future cash flows, or the loan’s observable market price.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  When an impairment analysis indicates the need for a specific allocation on an individual loan, the amount must be sufficient to cover probable incurred losses at the evaluation date based on the facts and circumstances of the loan.  When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are promptly charged-off against the allowance for loan losses.

Our residential mortgage loans are individually evaluated for impairment at 180 days delinquent and annually thereafter and for loans to borrowers who have filed for bankruptcy initially when we are notified of the bankruptcy filing.  Updated estimates of collateral values on residential loans are obtained primarily through automated valuation models.  We record a charge-off for the portion of the recorded investment in the loan in excess of the estimated fair value of the underlying collateral less estimated selling costs.

Loan reviews are performed by our Asset Review Department quarterly for all loans individually classified by our Asset Classification Committee.  Individual loan reviews are performed annually by our Asset Review Department for multi-family and commercial real estate troubled debt restructurings, residential loans with balances of $1.0 million or greater, multi-family and commercial real estate mortgage loans with balances of $5.0 million or greater and commercial business loans with balances of $500,000 or greater.  Further, multi-family and commercial real estate portfolio management personnel also perform annual reviews for certain multi-family and commercial real estate mortgage loans with balances under $5.0 million and recommend further review by the Asset Review Department as appropriate.  In addition, our Asset Review Department will review annually borrowing relationships whose combined outstanding balance is $5.0 million or greater, with such reviews covering approximately fifty percent of the outstanding principal balance of the loans to such relationships.

Estimated losses for loans that are not individually deemed to be impaired are determined on a loan pool basis using our historical loss experience and various other qualitative factors and comprise our general valuation allowances.  General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities which, unlike individual valuation allowances, have not been allocated to particular loans.  The determination of the adequacy of the general valuation allowances takes into consideration a variety of factors.

We segment our residential mortgage loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans and year of origination and analyze our historical loss experience and delinquency levels and trends of these segments.  We analyze multi-family and commercial real estate loans by portfolio and geographic location.  We analyze our consumer and other loan portfolio by home equity lines of credit, business loans, revolving credit lines and installment loans and perform similar historical loss analyses.  In our analysis of non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral along with the migration of delinquent loans based on the portfolio segments noted above.  These analyses and the resulting loss rates are used as an integral part of our judgment in developing estimated loss percentages to apply to the loan portfolio segments. We monitor credit risk on interest-only hybrid adjustable rate mortgage, or ARM, loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner that we monitor credit risk on all interest-only hybrid ARM loans.  We monitor interest rate reset dates of our loan portfolio, in the aggregate, and the current interest rate environment and consider the impact, if any, on borrowers’ ability to continue to make timely principal and interest payments in determining our allowance for loan losses.  We also consider the size, composition, risk profile and delinquency levels of our loan portfolio, as well as our credit administration and asset management procedures.  We monitor property value trends in our market areas by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our general valuation allowances.  In addition, we evaluate and consider

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

the impact that current and anticipated economic and market conditions may have on the loan portfolio and known and inherent risks in the portfolio.  We update our analyses quarterly and continually refine our evaluations as experience provides clearer guidance, our product offerings change and as economic conditions evolve.

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

We consider qualitative factors with the purpose of assessing the adequacy of the overall allowance for loan losses as well as the allocation of the allowance for loan losses by portfolio.  The qualitative factors we consider generally include, but are not limited to, changes in (1) lending policies and procedures, (2) economic and business conditions and developments that affect collectibility of our loan portfolio, (3) the nature and volume of our loan portfolio and in the terms of loans, (4) the experience, ability and depth of lending management and other staff, (5) the volume and severity of past due, non-accrual and adversely classified loans, (6) the quality of the loan review system, (7) the value of underlying collateral, (8) the existence or effect of any credit concentrations and (9) external factors such as competition and legal or regulatory requirements.  In addition to the nine qualitative factors noted, we also review certain analytical information such as our coverage ratios and peer analysis.

Allowance adequacy calculations are adjusted quarterly, based on the results of our quantitative and qualitative analyses, to reflect our current estimates of the amount of probable losses inherent in our loan portfolio in determining our allowance for loan losses.  Allocations of the allowance to each loan category are adjusted quarterly to reflect probable inherent losses using the same quantitative and qualitative analyses used in connection with the overall allowance adequacy calculations.  The portion of the allowance allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance for loan losses is available for losses applicable to the entire loan portfolio.

The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2012 and 2011.  Actual results could differ from our estimates as a result of changes in economic or market conditions.  Changes in estimates could result in a material change in the allowance for loan losses.  While we believe that the allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, future adjustments may be necessary if portfolio performance or economic or market conditions differ substantially from the conditions that existed at the time of the initial determinations.

We discontinue accruing interest on loans when such loans become 90 days delinquent as to their payment due date (missed three payments) or at the time of a modification which is deemed to be a troubled debt restructuring.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and, generally, income is recognized only to the extent cash is received until the loan is returned to accrual status.  In some circumstances, we may continue to accrue interest on mortgage loans delinquent 90 days or more as to their maturity date but not their interest due.  In other cases, we may defer recognition of income until the principal balance has been recovered.

We may agree to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Modifications as a result of a troubled debt restructuring may include, but are not limited to, interest rate modifications, payment deferrals, restructuring of payments to interest-only from amortizing and/or extensions of maturity dates.  Modifications which result in insignificant payment delays and payment shortfalls are generally not classified as troubled debt restructurings.  Loans to borrowers in Chapter 7 bankruptcy, or Chapter 7 bankruptcy loans, are also reported as troubled debt restructurings, as relief granted by a court is also viewed as a concession to the borrower in the loan agreement.  Loans modified in a troubled debt restructuring are placed on non-accrual

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

status.  Loans modified in a troubled debt restructuring, other than Chapter 7 bankruptcy loans, remain in non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms generally for a period of six months.  Loans modified in a troubled debt restructuring, other than Chapter 7 bankruptcy loans, which have complied with the terms of their restructure agreement for a satisfactory period of time are excluded from non-performing assets.  Loans modified in a troubled debt restructuring are individually classified as impaired and a charge-off is recorded for the portion of the recorded investment in the loan in excess of the present value of the discounted cash flows of the modified loan or the estimated fair value of the underlying collateral less estimated selling costs for collateral dependent loans.

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

We outsource the servicing of our residential mortgage loan portfolio, including our portfolio of mortgage loans serviced for other investors, to an unrelated third party under a sub-servicing agreement.  Fees paid under the sub-servicing agreement are reported in non-interest expense.

(i)               Premises and Equipment

Land is carried at cost.  Buildings and improvements, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization totaling $184.6 million at December 31, 2012 and $175.1 million at December 31, 2011.  Buildings and improvements and furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized using the straight-line method over the shorter of the term of the related leases or the estimated useful lives of the improved property.

On April 26, 2011, we sold an office building previously included in premises and equipment with a net carrying value of $14.6 million.  The building is located in Lake Success, New York, and formerly housed our lending operations which were relocated in March 2008 to a leased facility in Mineola, New York.  The proceeds from the sale of the building totaled $14.4 million.  A loss of $253,000, included in other non-interest income in the consolidated statement of income, was recognized in the 2011 second quarter.  We recorded an impairment write-down on the building of $1.5 million during the year ended December 31, 2010.  Impairment write-downs on premises and equipment are included in other non-interest income in the consolidated statements of income.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

At December 31, 2012, the carrying amount of our goodwill totaled $185.2 million.  As of September 30, 2012, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and  concluded there was no goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

(k)             Bank Owned Life Insurance

Bank owned life insurance, or BOLI, is carried at the amount that could be realized under our life insurance contract as of the date of the statement of financial condition and is classified as a non-interest earning asset.  Increases in the carrying value are recorded as non-interest income and insurance proceeds received are recorded as a reduction of the carrying value.  The carrying value consists of a cash surrender value of $394.1 million at December 31, 2012 and $389.9 million at December 31, 2011, a claims stabilization reserve of $24.1 million at December 31, 2012 and $19.7 million at December 31, 2011 and deferred acquisition costs of $2,000 at December 31, 2012 and $4,000 at December 31, 2011.  Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) and the deferred acquisition costs (costs incurred by the insurance carrier for the policy issuance) is guaranteed by the insurance carrier provided that certain conditions are met at the date of a contract surrender.  We satisfied these conditions at December 31, 2012 and 2011.

(l)               Real Estate Owned

Real estate owned, or REO, represents real estate acquired through foreclosure or by deed in lieu of foreclosure and is initially recorded at the lower of cost or fair value, less estimated selling costs.  Write-downs required at the time of acquisition are charged to the allowance for loan losses.  Thereafter, we maintain a valuation allowance, representing decreases in the properties’ estimated fair value, through charges to earnings.  Such charges are included in other non-interest expense along with any additional property maintenance and protection expenses incurred in owning the property.  REO is reported net of a valuation allowance of $1.6 million at December 31, 2012 and $2.5 million at December 31, 2011.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Diluted EPS is computed using the same method as basic EPS, but includes the effect of dilutive potential common shares that were outstanding during the period, such as unexercised stock options, calculated using the treasury stock method.  When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options; and (3) the average unamortized compensation costs related to stock options.  We then divide this sum by our average stock price to calculate shares assumed to be repurchased.  The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(q)            Employee Benefits

Astoria Federal has a qualified, non-contributory defined benefit pension plan, or the Astoria Federal Pension Plan, covering employees meeting specified eligibility criteria.  Astoria Federal’s policy is to fund pension costs in accordance with the minimum funding requirement.  In addition, Astoria Federal has non-qualified and unfunded supplemental retirement plans covering certain officers and directors including the Astoria Federal Savings and Loan Association Excess Benefit Plan and the Astoria Federal Savings and Loan Association Supplemental Benefit Plan, or the Astoria Federal Excess and Supplemental Benefit Plans, and the Astoria Federal Savings and Loan Association Directors’ Retirement Plan, or the Astoria Federal Directors’ Retirement Plan.  Effective April 30, 2012, the Astoria Federal Pension Plan, the Astoria Federal Excess and Supplemental Benefit Plans and the Astoria Federal Directors’ Retirement Plan were amended to, among other things, change the manner in which benefits were computed for service through April 30, 2012 and to suspend accrual of additional benefits for all of the aforementioned plans effective April 30, 2012.

We also sponsor a health care plan that provides for postretirement medical and dental coverage to select individuals.  The costs of postretirement benefits are accrued during an employee’s active working career.

We recognize the overfunded or underfunded status of our defined benefit pension plans and other postretirement benefit plan, which is measured as the difference between plan assets at fair value and the benefit obligation at the measurement date, in other assets or other liabilities in our consolidated statements of financial condition.  Changes in the funded status are recognized through other comprehensive income/loss in the period in which the changes occur.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

In February 2013, the Financial Accounting Standards Board issued ASU 2013-02, “Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, significant amounts reclassified out of accumulated other comprehensive income by the income statement line items are required to be presented either on the face of the statement where net income is presented or as a separate disclosure in the notes, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements.  Substantially all of the information that ASU 2013-02 requires is already required to be disclosed elsewhere in the financial statements. However, the information is currently presented in different places throughout the financial statements.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.  Since the provisions of ASU 2013-02 are presentation related only, our adoption of ASU 2013-02 on January 1, 2013 did not have an impact on our financial condition or results of operations.

(2)            Repurchase Agreements

Repurchase agreements averaged $12.5 million during the year ended December 31, 2012 and $13.7 million during the year ended December 31, 2011.  The maximum amount of such agreements outstanding at any month end was $95.0 million during the year ended December 31, 2012 and $65.9 million during the year ended December 31, 2011.  There were no repurchase agreements outstanding at December 31, 2012 and 2011.  None of the securities held under repurchase agreements were sold or repledged during the years ended December 31, 2012 and 2011.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(3)            Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At December 31, 2012
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs (1)	$200,152	$5,258	$(583)	$204,827
Non-GSE issuance REMICs and CMOs	11,296	9	(86)	11,219
GSE pass-through certificates	20,348	1,029	(2)	21,375
Total residential mortgage-backed securities	231,796	6,296	(671)	237,421
Obligations of GSEs	98,670	214	(5)	98,879
Fannie Mae stock	15	-	(15)	-
Total securities available-for-sale	$330,481	$6,510	$(691)	$336,300
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,693,437	$27,787	$(2,955)	$1,718,269
Non-GSE issuance REMICs and CMOs	5,791	112	-	5,903
GSE pass-through certificates	257	6	(1)	262
Total residential mortgage-backed securities	1,699,485	27,905	(2,956)	1,724,434
Other	656	-	-	656
Total securities held-to-maturity	$1,700,141	$27,905	$(2,956)	$1,725,090

(1) Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2011
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$286,862	$11,759	$(1)	$298,620
Non-GSE issuance REMICs and CMOs	16,092	-	(297)	15,795
GSE pass-through certificates	24,168	1,026	(2)	25,192
Total residential mortgage-backed securities	327,122	12,785	(300)	339,607
Freddie Mac and Fannie Mae stock	15	4,580	(15)	4,580
Total securities available-for-sale	$327,137	$17,365	$(315)	$344,187
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$2,054,380	$45,929	$(146)	$2,100,163
Non-GSE issuance REMICs and CMOs	15,105	92	(1)	15,196
GSE pass-through certificates	475	24	-	499
Total residential mortgage-backed securities	2,069,960	46,045	(147)	2,115,858
Obligations of GSEs	57,868	140	-	58,008
Obligations of states and political subdivisions	2,976	83	-	3,059
Total securities held-to-maturity	$2,130,804	$46,268	$(147)	$2,176,925

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

	At December 31, 2012
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
GSE issuance REMICs and CMOs	$67,841	$(583)	$-	$-	$67,841	$(583)
Non-GSE issuance REMICs and CMOs	-	-	10,709	(86)	10,709	(86)
GSE pass-through certificates	57	(1)	47	(1)	104	(2)
Obligations of GSEs	24,995	(5)	-	-	24,995	(5)
Fannie Mae stock	-	-	-	(15)	-	(15)
Total temporarily impaired securities available-for-sale	$92,893	$(589)	$10,756	$(102)	$103,649	$(691)
Held-to-maturity:
GSE issuance REMICs and CMOs	$413,651	$(2,759)	$12,259	$(196)	$425,910	$(2,955)
GSE pass-through certificates	48	(1)	-	-	48	(1)
Total temporarily impaired securities held-to-maturity	$413,699	$(2,760)	$12,259	$(196)	$425,958	$(2,956)

	At December 31, 2011
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
GSE issuance REMICs and CMOs	$360	$(1)	$-	$-	$360	$(1)
Non-GSE issuance REMICs and CMOs	495	(21)	15,261	(276)	15,756	(297)
GSE pass-through certificates	623	(2)	-	-	623	(2)
Freddie Mac and Fannie Mae stock	-	-	-	(15)	-	(15)
Total temporarily impaired securities available-for-sale	$1,478	$(24)	$15,261	$(291)	$16,739	$(315)
Held-to-maturity:
GSE issuance REMICs and CMOs	$53,347	$(146)	$-	$-	$53,347	$(146)
Non-GSE issuance REMICs and CMOs	1,247	(1)	-	-	1,247	(1)
Total temporarily impaired securities held-to-maturity	$54,594	$(147)	$-	$-	$54,594	$(147)

We held 41 securities which had an unrealized loss at December 31, 2012 and 36 at December 31, 2011.  At December 31, 2012 and 2011, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment is directly related to the change in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  Although, during this period of historic low interest rates, securities backed by fixed rate residential mortgage loans with above market interest rates have experienced accelerated rates of prepayments as interest rates have declined which has resulted in a decline in the estimated life of these securities and a decline in fair value.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.   None of the unrealized losses are related to credit losses.  Therefore, at December 31, 2012 and 2011, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

During the year ended December 31, 2012, proceeds from sales of securities from the available-for-sale portfolio totaled $60.3 million resulting in gross realized gains of $8.5 million.  There were no sales of securities from the available-for-sale portfolio during the years ended December 31, 2011 and 2010.

Available-for-sale debt securities, excluding mortgage-backed securities, had an amortized cost of $98.7 million and a fair value of $98.9 million at December 31, 2012.  Held-to-maturity debt securities, excluding mortgage-backed securities, had an amortized cost and an estimated fair value of $656,000 at December 31, 2012.  These securities have contractual maturities in 2020 through 2022.  Actual maturities may differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

The balance of accrued interest receivable for securities totaled $5.7 million at December 31, 2012 and $7.5 million at December 31, 2011.

At December 31, 2012, we held securities with an amortized cost of $98.7 million which are callable within one year and at various times thereafter.

(4)            Loans Held-for-Sale

Non-performing loans held-for-sale, included in loans held-for-sale, net, totaled $3.9 million, net of a valuation allowance of $64,000, at December 31, 2012 and $19.7 million, net of a valuation allowance of $63,000, at December 31, 2011.  Substantially all of the non-performing loans held-for-sale at December 31, 2012 were multi-family mortgage loans.  Non-performing loans held-for-sale were comprised primarily of multi-family and commercial real estate mortgage loans at December 31, 2011.

We sold certain delinquent and non-performing mortgage loans totaling $22.0 million, net of charge-offs of $11.5 million, during the year ended December 31, 2012, primarily multi-family and commercial real estate loans, $26.4 million, net of charge-offs of $13.8 million, during the year ended December 31, 2011, primarily multi-family and residential loans and $51.6 million, net of charge-offs of $23.1 million, during the year ended December 31, 2010, primarily multi-family and commercial real estate loans.  Net gain on sales of non-performing loans totaled $1.3 million for the year ended December 31, 2012 and $2.1 million for the year ended December 31, 2010.  Net loss on sales of non-performing loans totaled $35,000 for the year ended December 31, 2011.

We recorded net lower of cost or market write-downs on non-performing loans held-for-sale totaling $272,000 for the year ended December 31, 2012, $444,000 for the year ended December 31, 2011 and $173,000 for the year ended December 31, 2010.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(5)            Loans Receivable and Allowance for Loan Losses

The following tables set forth the composition of our loans receivable portfolio in dollar amounts and percentages of the portfolio and an aging analysis by segment and class at the dates indicated.

	At December 31, 2012
	30-59 Days	60-89 Days	90 Days or More Past Due		Total Past Due			Percent
(Dollars in Thousands)	Past Due	Past Due	Accruing	Non-Accrual	or Non-Accrual	Current	Total	of Total
Mortgage loans (gross):
Residential:
Full documentation:
Interest-only	$30,520	$8,973	$-	$99,521	$ 139,014	$1,862,382	$2,001,396	15.21%
Amortizing	35,918	6,564	-	44,326	86,808	6,218,064	6,304,872	47.93
Reduced documentation:
Interest-only	28,212	7,694	-	113,482	149,388	855,907	1,005,295	7.64
Amortizing	11,780	3,893	-	33,722	49,395	350,268	399,663	3.04
Total residential	106,430	27,124	-	291,051	424,605	9,286,621	9,711,226	73.82
Multi-family	21,743	5,382	-	10,658	37,783	2,368,895	2,406,678	18.29
Commercial real estate	13,536	3,126	328	6,541	23,531	750,385	773,916	5.88
Total mortgage loans	141,709	35,632	328	308,250	485,919	12,405,901	12,891,820	97.99
Consumer and other loans (gross):
Home equity lines of credit	3,103	1,092	-	6,459	10,654	221,266	231,920	1.77
Other	120	223	-	49	392	31,782	32,174	0.24
Total consumer and other loans	3,223	1,315	-	6,508	11,046	253,048	264,094	2.01
Total loans	$144,932	$36,947	$328	$314,758	$ 496,965	$12,658,949	$13,155,914	100.00%
Net unamortized premiums and deferred loan origination costs							68,058
Loans receivable							13,223,972
Allowance for loan losses							(145,501)
Loans receivable, net							$13,078,471

	At December 31, 2011
	30-59 Days	60-89 Days	90 Days or More Past Due		Total Past Due			Percent
(Dollars in Thousands)	Past Due	Past Due	Accruing	Non-Accrual	or Non-Accrual	Current	Total	of Total
Mortgage loans (gross):
Residential:
Full documentation:
Interest-only	$40,582	$9,047	$-	$107,503	$ 157,132	$2,538,808	$2,695,940	20.43%
Amortizing	33,376	7,056	14	43,923	84,369	6,223,678	6,308,047	47.79
Reduced documentation:
Interest-only	38,570	9,695	-	131,301	179,566	965,774	1,145,340	8.68
Amortizing	16,034	5,455	-	35,126	56,615	355,597	412,212	3.12
Total residential	128,562	31,253	14	317,853	477,682	10,083,857	10,561,539	80.02
Multi-family	29,109	14,915	148	7,874	52,046	1,641,825	1,693,871	12.84
Commercial real estate	4,882	1,060	-	900	6,842	652,864	659,706	5.00
Total mortgage loans	162,553	47,228	162	326,627	536,570	12,378,546	12,915,116	97.86
Consumer and other loans (gross):
Home equity lines of credit	3,975	1,391	-	5,995	11,361	247,675	259,036	1.96
Other	212	196	-	73	481	22,927	23,408	0.18
Total consumer and other loans	4,187	1,587	-	6,068	11,842	270,602	282,444	2.14
Total loans	$166,740	$48,815	$162	$332,695	$ 548,412	$12,649,148	$13,197,560	100.00%
Net unamortized premiums and deferred loan origination costs							77,044
Loans receivable							13,274,604
Allowance for loan losses							(157,185)
Loans receivable, net							$13,117,419

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Included in 90 days or more past due non-accrual loans in the tables above are loans modified in a troubled debt restructuring which are less than 90 days past due totaling $13.7 million at December 31, 2012 and $10.9 million at December 31, 2011.

Accrued interest receivable on all loans totaled $36.0 million at December 31, 2012 and $39.0 million at December 31, 2011.

Our residential mortgage loans consist primarily of interest-only and amortizing hybrid ARM loans.  We offer amortizing hybrid ARM loans which initially have a fixed rate for three, five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period and require the borrower to make principal and interest payments during the entire loan term.  Prior to the 2010 fourth quarter, we offered interest-only hybrid ARM loans, which have an initial fixed rate for three, five or seven years and convert into one year interest-only ARM loans at the end of the initial fixed rate period.  Our interest-only hybrid ARM loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  We do not originate one year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  Our hybrid ARM loans may be offered with an initial interest rate which is less than the fully indexed rate for the loan at the time of origination, referred to as a discounted rate.  We determine the initial interest rate in accordance with market and competitive factors giving consideration to the spread over our funding sources in conjunction with our overall interest rate risk management strategies.  Residential interest-only hybrid ARM loans originated prior to 2007 were underwritten at the initial note rate which may have been a discounted rate.  Such loans totaled $2.18 billion at December 31, 2012 and $2.50 billion at December 31, 2011.  We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.

Within our residential mortgage loan portfolio we have reduced documentation loan products, which totaled $1.40 billion at December 31, 2012 and $1.56 billion at December 31, 2011.  Reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans.  To a lesser extent, reduced documentation loans in our portfolio also include SISA (stated income, stated asset) loans, which totaled $222.7 million at December 31, 2012 and $240.7 million at December 31, 2011.  SIFA and SISA loans require a prospective borrower to complete a standard mortgage loan application.  Reduced documentation loans require the receipt of an appraisal of the real estate used as collateral for the mortgage loan and a credit report on the prospective borrower.  In addition, SIFA loans require the verification of a potential borrower’s asset information on the loan application, but not the income information provided.  During the 2007 fourth quarter, we stopped offering reduced documentation loans.

If all non-accrual loans at December 31, 2012, 2011 and 2010 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $16.8 million for the year ended December 31, 2012, $19.3 million for the year ended December 31, 2011 and $24.0 million for the year ended December 31, 2010.  This compares to actual payments recorded as interest income, with respect to such loans, of $4.3 million for the year ended December 31, 2012, $5.2 million for the year ended December 31, 2011 and $8.8 million for the year ended December 31, 2010.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the changes in our allowance for loan losses by loan receivable segment for the years ended December 31, 2012, 2011 and 2010.

	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Balance at December 31, 2009	$113,288	$63,145	$10,638	$6,978	$194,049
Provision charged to operations	83,816	20,412	11,170	(398)	115,000
Charge-offs	(84,537)	(29,158)	(6,970)	(2,583)	(123,248)
Recoveries	12,957	1,867	725	149	15,698
Balance at December 31, 2010	125,524	56,266	15,563	4,146	201,499
Provision charged to operations	34,457	814	547	1,182	37,000
Charge-offs	(64,834)	(22,160)	(4,138)	(1,665)	(92,797)
Recoveries	10,844	502	-	137	11,483
Balance at December 31, 2011	105,991	35,422	11,972	3,800	157,185
Provision charged to operations	24,663	6,161	5,038	4,538	40,400
Charge-offs	(49,794)	(6,275)	(2,607)	(2,541)	(61,217)
Recoveries	8,407	206	1	519	9,133
Balance at December 31, 2012	$89,267	$35,514	$14,404	$6,316	$145,501

During 2012, we refined our historical loss analyses on all of our loan portfolios, including further segmenting residential non-performing loans and segmenting the multi-family and commercial real estate portfolios by property type and geographic location, and re-assessed the application of the qualitative factors described in Note 1 for purposes of allocating the allowance for loan losses by portfolio.

The following tables set forth the balances of our loans receivable and the related allowance for loan loss allocation by segment and by the impairment methodology followed in determining the allowance for loan losses at the dates indicated.

	At December 31, 2012
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Loans:
Individually evaluated for impairment	$272,146	$56,116	$18,644	$-	$346,906
Collectively evaluated for impairment	9,439,080	2,350,562	755,272	264,094	12,809,008
Total loans	$9,711,226	$2,406,678	$773,916	$264,094	$13,155,914
Allowance for loan losses:
Individually evaluated for impairment	$1,001	$2,576	$1,469	$-	$5,046
Collectively evaluated for impairment	88,266	32,938	12,935	6,316	140,455
Total allowance for loan losses	$89,267	$35,514	$14,404	$6,316	$145,501

	At December 31, 2011
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Loans:
Individually evaluated for impairment	$245,671	$38,769	$17,095	$-	$301,535
Collectively evaluated for impairment	10,315,868	1,655,102	642,611	282,444	12,896,025
Total loans	$10,561,539	$1,693,871	$659,706	$282,444	$13,197,560
Allowance for loan losses:
Individually evaluated for impairment	$3,305	$8,650	$3,193	$-	$15,148
Collectively evaluated for impairment	102,686	26,772	8,779	3,800	142,037
Total allowance for loan losses	$105,991	$35,422	$11,972	$3,800	$157,185

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes information related to our impaired loans by segment and class at the dates indicated.

	At December 31,
	2012				2011
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
Mortgage loans:
With an allowance recorded:
Residential:
Full documentation:
Interest-only	$10,740	$10,740	$(241)	$10,499	$10,588	$10,588	$(1,240)	$9,348
Amortizing	6,122	6,122	(347)	5,775	3,885	3,885	(439)	3,446
Reduced documentation:
Interest-only	12,893	12,893	(277)	12,616	11,713	11,713	(1,409)	10,304
Amortizing	3,889	3,889	(136)	3,753	1,779	1,779	(217)	1,562
Multi-family	19,704	19,704	(2,576)	17,128	39,399	36,273	(8,650)	27,623
Commercial real estate	10,835	10,835	(1,469)	9,366	19,946	17,095	(3,193)	13,902
Without an allowance recorded:
Residential:
Full documentation:
Interest-only	122,275	86,607	-	86,607	107,332	75,791	-	75,791
Amortizing	23,489	17,962	-	17,962	22,184	17,074	-	17,074
Reduced documentation:
Interest-only	166,477	116,514	-	116,514	156,083	109,582	-	109,582
Amortizing	23,419	17,419	-	17,419	20,021	15,259	-	15,259
Multi-family	44,341	36,412	-	36,412	2,496	2,496	-	2,496
Commercial real estate	13,256	7,809	-	7,809	-	-	-	-
Total impaired loans	$457,440	$346,906	$(5,046)	$341,860	$395,426	$301,535	$(15,148)	$286,387

The following table sets forth the average recorded investment, interest income recognized and cash basis interest income related to our impaired loans by segment and class for the periods indicated.

	For the Year Ended December 31,
	2012			2011
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
Mortgage loans:
With an allowance recorded:
Residential:
Full documentation:
Interest-only	$10,436	$348	$350	$10,688	$420	$425
Amortizing	4,482	193	200	5,428	158	156
Reduced documentation:
Interest-only	11,352	542	543	11,239	544	539
Amortizing	2,445	114	119	1,248	88	86
Multi-family	48,196	663	715	55,284	2,168	2,096
Commercial real estate	12,724	495	540	19,964	1,237	1,204
Without an allowance recorded:
Residential:
Full documentation:
Interest-only	82,631	1,633	1,739	68,320	1,402	1,626
Amortizing	17,554	299	332	13,858	214	252
Reduced documentation:
Interest-only	115,593	2,555	2,655	108,857	2,131	2,317
Amortizing	17,319	367	384	14,130	333	341
Multi-family	14,617	2,053	2,088	882	215	215
Commercial real estate	5,411	519	547	-	-	-
Total impaired loans	$342,760	$9,781	$10,212	$309,898	$8,910	$9,257

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Our average recorded investment in impaired loans was $270.6 million for the year ended December 31, 2010.  Interest income recognized on impaired loans amounted to $8.6 million for the year ended December 31, 2010.  This compares to cash basis interest income, with respect to such loans, of $9.4 million for the year ended December 31, 2010.

The following tables set forth the balances of our residential mortgage and consumer and other loan receivable segments by class and credit quality indicator at the dates indicated.

	At December 31, 2012
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$1,901,875	$6,260,546	$891,813	$365,941	$225,461	$32,125
Non-performing	99,521	44,326	113,482	33,722	6,459	49
Total	$2,001,396	$6,304,872	$1,005,295	$399,663	$231,920	$32,174

	At December 31, 2011
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$2,588,437	$6,264,110	$1,014,039	$377,086	$253,041	$23,335
Non-performing	107,503	43,937	131,301	35,126	5,995	73
Total	$2,695,940	$6,308,047	$1,145,340	$412,212	$259,036	$23,408

The following table sets forth the balances of our residential interest-only mortgage loans at December 31, 2012 by the period in which such loans are scheduled to enter their amortization period.

(In Thousands)	Recorded Investment
Amortization scheduled to begin:
Within one year	$194,654
More than one year to three years	1,268,856
More than three years to five years	1,274,755
Over five years	268,426
Total	$3,006,691

The following table sets forth the balances of our multi-family and commercial real estate mortgage loan receivable segments by credit quality indicator at the dates indicated.  Criticized loans in the table below include loans adversely classified as substandard, doubtful or loss, as well as loans rated as special mention which represent loans having potential weaknesses that, if uncorrected, may result in the deterioration of the repayment prospects or in our credit position at some future date.

	At December 31,
	2012		2011
(In Thousands)	Multi-Family	Commercial Real Estate	Multi-Family	Commercial Real Estate
Not criticized	$2,271,006	$706,334	$1,557,315	$596,799
Criticized	135,672	67,582	136,556	62,907
Total	$2,406,678	$773,916	$1,693,871	$659,706

Loans modified in a troubled debt restructuring which are included in non-accrual loans totaled $32.8 million at December 31, 2012 and $18.8 million at December 31, 2011.  Such loans include $12.5 million of Chapter 7 bankruptcy loans at December 31, 2012 which have been classified as troubled debt restructurings to comply with regulatory guidance issued in 2012.  Excluded from non-performing loans are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time and have, therefore, been returned to

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

accrual status.  Restructured accruing loans totaled $98.7 million at December 31, 2012 and $73.7 million at December 31, 2011.

The following table sets forth information about our loans receivable by segment and class at December 31, 2012 and 2011 which were modified in a troubled debt restructuring during the periods indicated.

	Modifications During the Year Ended December 31,
	2012			2011
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at December 31, 2012	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at December 31, 2011
Mortgage loans:
Residential:
Full documentation:
Interest-only	20	$4,390	$4,355	14	$5,750	$5,698
Amortizing	11	3,319	3,291	2	438	389
Reduced documentation:
Interest-only	29	11,141	11,125	28	12,116	11,941
Amortizing	14	3,984	3,860	6	1,204	1,176
Multi-family	16	36,262	32,005	11	7,666	7,140
Commercial real estate	3	3,898	2,305	4	7,176	6,621
Total	93	$62,994	$56,941	65	$34,350	$32,965

The following table sets forth information about our loans receivable by segment and class at December 31, 2012 and 2011 which were modified in a troubled debt restructuring during the years ended December 31, 2012 and 2011 and had a payment default subsequent to the modification during the periods indicated.

	For the Year Ended December 31,
	2012		2011
(Dollars In Thousands)	Number of Loans	Recorded Investment at December 31, 2012	Number of Loans	Recorded Investment at December 31, 2011
Mortgage loans:
Residential:
Full documentation:
Interest-only	1	$165	5	$1,797
Amortizing	2	643	1	83
Reduced documentation:
Interest-only	5	1,829	12	5,482
Amortizing	4	1,628	2	358
Multi-family	2	3,589	1	322
Total	14	$7,854	21	$8,042

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table details the percentage of our total residential mortgage loans at December 31, 2012 by state where we have a concentration of greater than 5% of our total residential mortgage loans or total non-performing residential mortgage loans.

State	Percent of Total Residential Loans	Percent of Total Non-Performing Residential Loans
New York	28.7%	14.8%
Illinois	10.7	14.0
Connecticut	10.6	10.4
Massachusetts	8.2	2.7
New Jersey	7.4	20.0
Virginia	6.1	4.0
California	6.0	9.0
Maryland	5.8	11.2
Florida	1.8	6.2

At December 31, 2012, the geographic composition of our multi-family and commercial real estate mortgage loan portfolio was 97% in the New York metropolitan area, which includes New York, New Jersey and Connecticut, and 3% in various other states and the geographic composition of non-performing multi-family and commercial real estate mortgage loans was 97% in the New York metropolitan area and 3% in Florida.

(6)            Mortgage Servicing Rights

We own rights to service mortgage loans for investors with aggregate unpaid principal balances of $1.44 billion at December 31, 2012 and $1.45 billion at December 31, 2011, which are not reflected in the accompanying consolidated statements of financial condition. As described in Note 1, we outsource our residential mortgage loan servicing to a third party under a sub-servicing agreement.

The estimated fair value of our MSR was $6.9 million at December 31, 2012 and $8.1 million at December 31, 2011.  The fair value of MSR is highly sensitive to changes in assumptions.  See Note 17 for a description of the assumptions used to estimate the fair value of MSR.

MSR activity is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2012	2011	2010
Carrying amount before valuation allowance at beginning of year	$15,401	$16,321	$16,670
Additions – servicing obligations that result from transfers of financial assets	3,651	2,330	3,101
Amortization	(3,909)	(3,250)	(3,450)
Carrying amount before valuation allowance at end of year	15,143	15,401	16,321
Valuation allowance at beginning of year	(7,265)	(7,117)	(7,820)
(Provision for) recovery of valuation allowance	(931)	(148)	703
Valuation allowance at end of year	(8,196)	(7,265)	(7,117)
Net carrying amount at end of year	$6,947	$8,136	$9,204

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Mortgage banking income, net, is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2012	2011	2010
Loan servicing fees	$ 4,070	$ 4,095	$ 4,040
Net gain on sales of loans	7,590	3,716	4,929
Amortization of MSR	(3,909)	(3,250)	(3,450)
(Provision for) recovery of valuation allowance on MSR	(931)	(148)	703
Total mortgage banking income, net	$ 6,820	$ 4,413	$ 6,222

At December 31, 2012, estimated future MSR amortization through 2017 was as follows:  $3.4 million for 2013, $2.7 million for 2014, $2.1 million for 2015, $1.6 million for 2016 and $1.3 million for 2017.  Actual results will vary depending upon the level of repayments on the loans currently serviced.

(7)            Deposits

Deposits are summarized as follows:

	At December 31,
	2012			2011
(Dollars in Thousands)	Weighted Average Rate	Balance	Percent of Total	Weighted Average Rate	Balance	Percent of Total
Core deposits:
Savings	0.05%	$ 2,802,298	26.83%	0.25%	$ 2,750,715	24.46%
Money market	0.74	1,586,556	15.19	0.71	1,114,404	9.91
NOW	0.05	1,259,771	12.06	0.10	1,117,173	9.93
Non-interest bearing NOW and demand deposit	-	834,962	8.00	-	744,315	6.62
Total core deposits	0.21	6,483,587	62.08	0.28	5,726,607	50.92
Certificates of deposit	1.55	3,960,371	37.92	1.93	5,519,007	49.08
Total deposits	0.72%	$ 10,443,958	100.00%	1.09%	$ 11,245,614	100.00%

The aggregate amount of certificates of deposit with balances equal to or greater than $100,000 was $1.25 billion at December 31, 2012 and $1.73 billion at December 31, 2011.  There were no brokered certificates of deposit at December 31, 2012 and 2011.

Certificates of deposit at December 31, 2012 have scheduled maturities as follows:

Year	Weighted Average Rate	Balance	Percent of Total
		(In Thousands)
2013	0.85%	$ 1,502,496	37.94%
2014	1.63	871,751	22.01
2015	2.31	988,548	24.96
2016	2.18	451,875	11.41
2017	1.19	145,381	3.67
2018 and thereafter	2.01	320	0.01
Total	1.55%	$ 3,960,371	100.00%

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Interest expense on deposits is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2012	2011	2010
Savings	$ 4,437	$ 9,562	$ 9,628
Money market	8,944	4,551	1,533
Interest-bearing NOW	978	1,175	1,092
Certificates of deposit	83,662	122,761	178,762
Total interest expense on deposits	$ 98,021	$ 138,049	$ 191,015

(8)            Borrowings

Borrowings are summarized as follows:

	At December 31,
	2012		2011
(Dollars in Thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Reverse repurchase agreements	$ 1,100,000	4.32%	$ 1,700,000	4.30%
FHLB-NY advances	2,897,000	2.07	2,043,000	3.13
Other borrowings, net	376,496	6.62	378,573	7.11
Total borrowings, net	$ 4,373,496	3.03%	$ 4,121,573	3.98%

Reverse Repurchase Agreements

The outstanding reverse repurchase agreements at December 31, 2012 and 2011 had original contractual maturities between five and ten years, are fixed rate and were secured by mortgage-backed securities.  The mortgage-backed securities collateralizing these agreements had an amortized cost of $1.21 billion and an estimated fair value of $1.23 billion, including accrued interest, at December 31, 2012 and an amortized cost of $1.87 billion and an estimated fair value of $1.91 billion, including accrued interest, at December 31, 2011 and are classified as encumbered securities on the consolidated statements of financial condition.

The following table summarizes information relating to reverse repurchase agreements.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2012	2011	2010
Average balance during the year	$ 1,422,678	$ 1,926,575	$ 2,275,068
Maximum balance at any month end during the year	1,700,000	2,100,000	2,500,000
Balance outstanding at end of year	1,100,000	1,700,000	2,100,000
Weighted average interest rate during the year	4.28%	4.23%	4.14%
Weighted average interest rate at end of year	4.32	4.30	4.19

Reverse repurchase agreements at December 31, 2012, all of which are callable in 2013 and at various times thereafter, have contractual maturities as follows:

Year	Amount
(In Thousands)
2015	$ 200,000
2017	900,000
Total	$ 1,100,000

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FHLB-NY Advances

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of our stock in the FHLB-NY, certain qualifying mortgage loans and mortgage-backed and other securities not otherwise pledged.

The following table summarizes information relating to FHLB-NY advances.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2012	2011	2010
Average balance during the year	$ 2,765,985	$ 2,063,700	$ 2,915,658
Maximum balance at any month end during the year	3,215,000	2,487,000	3,235,000
Balance outstanding at end of year	2,897,000	2,043,000	2,391,000
Weighted average interest rate during the year	2.24%	3.45%	3.67%
Weighted average interest rate at end of year	2.07	3.13	3.62

FHLB-NY advances at December 31, 2012 have contractual maturities as follows:

Year	Amount
	(In Thousands)
2013	$ 1,047,000	(1)
2014	150,000
2015	300,000
2016	750,000	(2)
2017	650,000	(3)
Total	$ 2,897,000

(1)   Includes $22.0 million of borrowings due overnight, $650.0 million of borrowings due in less than 30 days, $50.0 million of borrowings due in 30-60 days and $325.0 million of borrowings due after 90 days.

(2)   Includes $200.0 million of borrowings which are callable in 2013 and at various times thereafter.

(3)   Callable in 2013 and at various times thereafter.

Other Borrowings

On June 19, 2012, we completed the sale of $250.0 million aggregate principal amount of 5.00% senior unsecured notes due 2017, or 5.00% Senior Notes.  The notes are registered with the Securities and Exchange Commission, or SEC, bear a fixed rate of interest of 5.00% and mature on June 19, 2017.  We may redeem all or part of the 5.00% Senior Notes at any time, subject to a 30 day minimum notice requirement, at par together with accrued and unpaid interest to the redemption date.  The carrying amount of the notes was $247.6 million at December 31, 2012.

On September 13, 2012, we redeemed $250.0 million of senior unsecured notes which were scheduled to mature on October 15, 2012 and incurred a $1.2 million prepayment penalty which is included in other non-interest expense in our consolidated statement of income for the year ended December 31, 2012.  The notes had a fixed interest rate of 5.75% and were issued in 2002.  The notes, which were designated as our 5.75% Senior Notes due 2012, Series B, were registered with the SEC.  The carrying amount of the notes was $249.7 million at December 31, 2011.

Our finance subsidiary, Astoria Capital Trust I, issued in 1999, $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, in a private placement, and $3.9 million of common securities (which are the only voting securities of Astoria Capital Trust I), which are owned by Astoria Financial Corporation, and used the proceeds to acquire Junior Subordinated Debentures issued by Astoria Financial Corporation.  The Junior Subordinated Debentures totaled $128.9 million at December 31, 2012 and 2011, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I.  The Junior Subordinated Debentures are prepayable, in whole or in part, at our option at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value.  The Capital Securities have the same prepayment provisions as the Junior Subordinated Debentures.  Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement relating to the Capital Securities.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The terms of our other borrowings subject us to certain debt covenants. We were in compliance with such covenants at December 31, 2012.

Interest expense on borrowings is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2012	2011	2010
Reverse repurchase agreements	$ 61,855	$ 82,602	$ 95,538
FHLB-NY advances	62,675	71,909	107,917
Other borrowings	29,689	27,262	27,262
Total interest expense on borrowings	$ 154,219	$ 181,773	$ 230,717

(9)            Stockholders’ Equity

On April 18, 2007, our board of directors approved our twelfth stock repurchase plan authorizing the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding in open-market or privately negotiated transactions.  At December 31, 2012, a maximum of 8,107,300 shares may yet be purchased under this plan.  However, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

We have filed automatic shelf registration statements on Form S-3 with the SEC, which allow us to periodically offer and sell, from time to time, in one or more offerings, individually or in any combination, common stock, preferred stock, debt securities, capital securities, guarantees, warrants to purchase common stock or preferred stock and units consisting of one or more of the foregoing. The shelf registration statements provide us with greater capital management flexibility and enable us to more readily access the capital markets in order to pursue growth opportunities that may become available to us in the future or should there be any changes in the regulatory environment that call for increased capital requirements.  Although the shelf registration statements do not limit the amount of the foregoing items that we may offer and sell, our ability and any decision to do so is subject to market conditions and our capital needs.

We have a dividend reinvestment and stock purchase plan, or the Plan.  Pursuant to the Plan, 300,000 shares of authorized and unissued common shares are reserved for use by the Plan, should the need arise.  To date, all shares required by the Plan have been acquired in open market purchases.

We are subject to the laws of the State of Delaware which generally limit dividends to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over our statutory capital, or if there is no such excess, to our net profits for the current and/or immediately preceding fiscal year.  We are also required to seek the approval of the Board of Governors of the Federal Reserve System, or FRB, in accordance with guidelines established by the FRB, prior to declaring a dividend.  Our ability to pay dividends, service our debt obligations and repurchase our common stock is dependent primarily upon receipt of dividend payments from Astoria Federal.  Our primary banking regulator, the Office of the Comptroller of the Currency, or OCC, regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments.  Astoria Federal must file an application to receive approval from the OCC for a proposed capital distribution if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year-to-date plus the retained net income for the preceding two years.  During 2012, Astoria Federal was required to file such applications, all of which were approved.  Astoria Federal may not pay dividends to us if: (1) after paying those dividends, it would fail to meet applicable regulatory capital requirements; (2) the payment would violate any statute, regulation, regulatory agreement or condition; or (3) after making such distribution, the institution would become “undercapitalized” (as such term is used in the Federal Deposit Insurance Act). Payment of dividends by Astoria Federal also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice.  Astoria Federal must also receive approval from the FRB before declaring a dividend.  Astoria Federal paid dividends to Astoria Financial Corporation totaling $40.8 million during 2012.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(10)     Commitments and Contingencies

Lease Commitments

At December 31, 2012, we were obligated through 2035 under various non-cancelable operating leases on buildings and land used for office space and banking purposes.  These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices.  Rent expense under the operating leases totaled $11.1 million for the year ended December 31, 2012, $9.7 million for the year ended December 31, 2011 and $8.7 million for the year ended December 31, 2010.

The minimum rental payments due under the terms of the non-cancelable operating leases at December 31, 2012, which have not been reduced by minimum sublease rentals of $7.7 million due in the future under non-cancelable subleases, are summarized below.

Year	Amount
(In Thousands)
2013	$ 9,035
2014	9,817
2015	9,705
2016	9,419
2017	8,009
2018 and thereafter	41,802
Total	$ 87,787

Outstanding Commitments

We had outstanding commitments as follows:

	At December 31,
(In Thousands)	2012	2011
Mortgage loans:
Commitments to extend credit – adjustable rate	$ 80,691	$ 287,484
Commitments to extend credit – fixed rate (1)	253,290	263,957
Commitments to purchase – adjustable rate	18,309	126,206
Commitments to purchase – fixed rate	33,363	96,390
Home equity loans – unused lines of credit	138,232	182,443
Consumer and commercial loans – unused lines of credit	59,335	56,725
Commitments to sell loans	121,932	64,850

(1)            Includes commitments to originate loans held-for-sale totaling $63.0 million at December 31, 2012 and $48.6 million at December 31, 2011.

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

Assets Sold with Recourse

We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market.  Generally the loans we sell are subject to recourse for fraud and adherence to underwriting or quality control guidelines.  We were required to repurchase one loan in the amount of $190,000 during 2012 as a result of these recourse provisions.  The principal balance of loans sold with recourse provisions in addition to fraud and adherence to underwriting or quality control guidelines amounted to $342.2 million at December 31, 2012 and

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

$305.9 million at December 31, 2011.  We estimate the liability for such loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse.  The carrying amount of this liability was immaterial at December 31, 2012 and 2011.

We had a collateralized repurchase obligation due to the sale of certain long-term fixed rate municipal revenue bonds to an investment trust fund for proceeds that approximated par value.  The trust fund had a put option that required us to repurchase the securities for specified amounts prior to maturity under certain specified circumstances, as defined in the agreement.  The outstanding option balance on the agreement totaled $5.8 million at December 31, 2011.  The trust fund was liquidated on December 28, 2012 and there was no remaining option balance on the agreement as of December 31, 2012.  Various GSE mortgage-backed securities, with an amortized cost of $7.8 million and a fair value of $8.2 million, which were pledged as collateral under this agreement as of December 31, 2012 were released on January 14, 2013.

Guarantees

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  The guarantees generally extend for a term of up to one year and are fully collateralized.  For each guarantee issued, if the customer defaults on a payment or performance to the third party, we would have to perform under the guarantee.  Outstanding standby letters of credit totaled $213,000 at December 31, 2012 and $265,000 at December 31, 2011.  The fair values of these obligations were immaterial at December 31, 2012 and 2011.

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

City of New York Notice of Determination

By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York has notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies relate to our operation of two subsidiaries of Astoria Federal, Fidata Service Corp., or Fidata, and Astoria Federal Mortgage Corp., or AF Mortgage.  Fidata is a passive investment company which maintains offices in Connecticut.  AF Mortgage is an operating subsidiary through which Astoria Federal engages in lending activities primarily outside the State of New York through our third party loan origination program.  We disagree with the assertion of the tax deficiencies and we filed Petitions for Hearings with the City of New York on December 6, 2010 and October 5, 2011 to oppose the Notices of Determination and to consolidate the hearings.  A hearing in this matter is scheduled to begin on March 6, 2013.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at December 31, 2012 with respect to this matter.

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

Automated Transactions LLC Litigation

On November 20, 2009, an action entitled Automated Transactions LLC v. Astoria Financial Corporation and Astoria Federal Savings and Loan Association was commenced in the U.S. District Court for the Southern District of New York, or the Southern District Court, against us by Automated Transactions LLC, alleging patent infringement involving integrated banking and transaction machines, including automated teller machines, that we utilize.  We were served with the summons and complaint in such action on March 2, 2010.  The plaintiff also filed a similar suit on the same day against another financial institution and its holding company. The plaintiff seeks unspecified monetary damages and an injunction preventing us from continuing to utilize the allegedly infringing machines.  We filed an answer and counterclaims to the plaintiff’s complaint on March 23, 2010.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

We have tendered requests for indemnification from the manufacturer and from the transaction processor utilized with respect to the integrated banking and transaction machines, and we served third party complaints against Metavante Corporation and Diebold, Inc. seeking to enforce our indemnification rights.  These complaints are being defended by Metavante Corporation and Diebold, Inc. and we intend to pursue these complaints vigorously.

We intend to continue to vigorously defend this lawsuit.  An adverse result in this lawsuit may include an award of monetary damages, on-going royalty obligations, and/or may result in a change in our business practice, which could result in a loss of revenue.  We cannot at this time estimate the possible loss or range of loss, if any.  No assurance can be given at this time that this litigation against us will be resolved amicably, that if this litigation results in an adverse decision that we will be successful in seeking indemnification, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

Lefkowitz Litigation

On February 27, 2012, a putative class action entitled Ellen Lefkowitz, individually and on behalf of all Persons similarly situated v. Astoria Federal Savings and Loan Association was commenced in the Supreme Court of the State of New York, County of Queens, or the Queens County Supreme Court, against us alleging that during the proposed class period, we improperly charged overdraft fees to customer accounts when accounts were not overdrawn, improperly reordered electronic debit transactions from the highest to the lowest dollar amount and processed debits before credits to deplete accounts and maximize overdraft fee income.  The complaint contains the further assertion that we did not adequately inform our customers that they had the option to “opt-out” of overdraft services.  We were served with the summons and complaint in such action on February 29, 2012 and were initially required to reply on or before April 30, 2012.  By Stipulation between the parties, our time to answer was extended to May 7, 2012, at which time we moved to dismiss the complaint.  On July 19, 2012, the Queens County Supreme Court issued an order dismissing the complaint in its entirety.  On September 7, 2012, the plaintiff filed a notice of appeal with the Supreme Court of the State of New York, Appellate Division, Second Judicial Department.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

(11)     Income Taxes

Income tax expense is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2012	2011	2010
Current:
Federal	$ (29,202)	$ 20,752	$ 54,095
State and local	3,201	3,862	3,999
Total current	(26,001)	24,614	58,094
Deferred:
Federal	52,969	14,305	(16,692)
State and local	912	(204)	(299)
Total deferred	53,881	14,101	(16,991)
Total income tax expense	$ 27,880	$ 38,715	$ 41,103

Total income tax expense differed from the amounts computed by applying the federal income tax rate to income before income tax expense as a result of the following:

	For the Year Ended December 31,
(In Thousands)	2012	2011	2010
Expected income tax expense at statutory federal rate	$ 28,340	$ 37,073	$ 40,193
State and local taxes, net of federal tax effect	2,673	2,378	2,405
Tax exempt income (principally on BOLI)	(3,356)	(3,672)	(3,141)
Non-deductible ESOP compensation	2,187	3,936	2,958
Low income housing tax credit	(1,727)	(1,885)	(1,975)
Other, net	(237)	885	663
Total income tax expense	$ 27,880	$ 38,715	$ 41,103

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	At December 31,
(In Thousands)	2012	2011
Deferred tax assets:
Allowances for losses	$ 55,057	$ 60,138
Compensation and benefits (principally pension and other postretirement benefit plans)	53,167	72,240
Securities impairment write-downs	-	42,322
Mortgage loans (principally deferred loan origination costs)	9,029	6,810
Effect of unrecognized tax benefits, related accrued interest and other deductible temporary differences	7,238	6,941
Total gross deferred tax assets	124,491	188,451
Deferred tax liabilities:
Premises and equipment	(3,124)	(3,162)
Net unrealized gain on securities available-for-sale	(2,432)	(6,139)
Total gross deferred tax liabilities	(5,556)	(9,301)
Net deferred tax assets (included in other assets)	$ 118,935	$ 179,150

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

	For the Year Ended December 31,
(In Thousands)	2012	2011
Unrecognized tax benefits at beginning of year	$ 3,856	$ 3,413
Additions as a result of a tax position taken during the current period	630	577
Reductions as a result of tax positions taken during a prior period	-	(32)
Reductions relating to settlement with taxing authorities	(1,058)	(102)
Unrecognized tax benefits at end of year	$ 3,428	$ 3,856

If realized, all of our unrecognized tax benefits at December 31, 2012 would affect our effective income tax rate.  After the related federal tax effects, realization of those benefits would reduce income tax expense by $2.2 million.

In addition to the above unrecognized tax benefits, we have accrued liabilities for interest and penalties related to uncertain tax positions totaling $730,000 at December 31, 2012 and $2.1 million at December 31, 2011.  We accrued interest and penalties on uncertain tax positions as an element of our income tax expense, net of the related federal tax effects, totaling $316,000 during the year ended December 31, 2012, $271,000 during the year ended December 31, 2011 and $280,000 during the year ended December 31, 2010.  Realization of all of our unrecognized tax benefits would result in a further reduction in income tax expense of $502,000 for the reversal of accrued interest and penalties, net of the related federal tax effects.

Astoria Federal’s retained earnings at December 31, 2012 and 2011 includes base-year bad debt reserves, created for tax purposes prior to 1988, totaling $165.8 million.  A related deferred federal income tax liability of $58.0 million has not been recognized.  Base-year reserves are subject to recapture in the unlikely event that Astoria Federal (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(12)     Earnings Per Share

The following table is a reconciliation of basic and diluted EPS.

	For the Year Ended December 31,
(In Thousands, Except Share Data)	2012	2011	2010
Net income	$53,091	$67,209	$73,734
Income allocated to participating securities (restricted stock)	(463)	(1,685)	(1,752)
Income attributable to common shareholders	$52,628	$65,524	$71,982
Average number of common shares outstanding - basic	95,455,344	93,253,928	91,776,907
Dilutive effect of stock options (1)	-	-	34
Average number of common shares outstanding - diluted	95,455,344	93,253,928	91,776,941
Income per common share attributable to common shareholders:
Basic	$0.55	$0.70	$0.78
Diluted	$0.55	$0.70	$0.78

(1)          Excludes options to purchase 5,495,748 shares of common stock which were outstanding during the year ended December 31, 2012; options to purchase 6,846,339 shares of common stock which were outstanding during the year ended December 31, 2011; and options to purchase 7,934,284 shares of common stock which were outstanding during the year ended December 31, 2010 because their inclusion would be anti-dilutive.

(13)     Other Comprehensive Income/Loss

The components of accumulated other comprehensive loss at December 31, 2012 and 2011 and the changes during the year ended December 31, 2012 are as follows:

(In Thousands)	At December 31, 2011	Other Comprehensive (Loss) Income	At December 31, 2012
Net unrealized gain on securities available-for-sale	$ 14,261	$ (6,810)	$ 7,451
Net actuarial loss on pension plans and other postretirement benefits	(89,785)	12,670	(77,115)
Prior service cost on pension plans and other postretirement benefits	14	(3,440)	(3,426)
Loss on cash flow hedge	(151)	151	-
Accumulated other comprehensive loss	$ (75,661)	$ 2,571	$ (73,090)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The components of other comprehensive income/loss for the years ended December 31, 2012, 2011 and 2010 are as follows:

(In Thousands)	Before Tax Amount	Tax Benefit (Expense)	After Tax Amount

For the Year Ended December 31, 2012
Net unrealized loss on securities available-for-sale:
Net unrealized holding loss on securities arising during the year	$(2,040)	$720	$(1,320)
Reclassification adjustment for gains included in net income	(8,477)	2,987	(5,490)
Net unrealized loss on securities available-for-sale	(10,517)	3,707	(6,810)

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	14,141	(4,998)	9,143
Reclassification adjustment for net actuarial loss included in net income	5,447	(1,920)	3,527
Net actuarial loss adjustment on pension plans and other postretirement benefits	19,588	(6,918)	12,670

Prior service cost adjustment on pension plans and other postretirement benefits:
Prior service cost adjustment arising during the year	(5,463)	1,925	(3,538)
Reclassification adjustment for prior service cost included in net income	152	(54)	98
Prior service cost adjustment on pension plans and other postretirement benefits	(5,311)	1,871	(3,440)

Reclassification adjustment for loss on cash flow hedge included in net income	261	(110)	151
Other comprehensive income	$4,021	$(1,450)	$2,571

For the Year Ended December 31, 2011
Net unrealized holding loss on securities available-for-sale arising during the year	$(5,181)	$1,827	$(3,354)

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	(55,530)	19,570	(35,960)
Reclassification adjustment for net actuarial loss included in net income	8,592	(3,028)	5,564
Net actuarial loss adjustment on pension plans and other postretirement benefits	(46,938)	16,542	(30,396)

Reclassification adjustment for prior service cost included in net income	92	(32)	60

Reclassification adjustment for loss on cash flow hedge included in net income	330	(140)	190
Other comprehensive loss	$(51,697)	$18,197	$(33,500)

For the Year Ended December 31, 2010
Net unrealized holding loss on securities available-for-sale arising during the year	$(922)	$325	$(597)

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	(25,090)	8,843	(16,247)
Reclassification adjustment for net actuarial loss included in net income	6,450	(2,273)	4,177
Net actuarial loss adjustment on pension plans and other postretirement benefits	(18,640)	6,570	(12,070)

Reclassification adjustment for prior service cost included in net income	146	(51)	95

Reclassification adjustment for loss on cash flow hedge included in net income	329	(139)	190
Other comprehensive loss	$(19,087)	$6,705	$(12,382)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(14)     Benefit Plans

Pension Plans and Other Postretirement Benefits

The following table sets forth information regarding our defined benefit pension plans and other postretirement benefit plan.

	Pension Benefits		Other Postretirement Benefits
	At or For the Year Ended December 31,		At or For the Year Ended December 31,
(In Thousands)	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$ 274,874	$ 232,230	$ 32,515	$ 24,892
Service cost	2,025	4,642	1,061	529
Interest cost	10,992	12,212	1,378	1,360
Actuarial loss	19,535	35,615	1,454	6,629
Amendments	5,473	-	-	-
Settlements	(14,560)	-	-	-
Curtailments	(28,192)	-	-	-
Benefits paid	(10,039)	(9,825)	(932)	(895)
Benefit obligation at end of year	260,108	274,874	35,476	32,515
Change in plan assets:
Fair value of plan assets at beginning of year	134,495	129,352	-	-
Actual return on plan assets	16,593	(2,638)	-	-
Employer contribution	34,194	17,606	932	895
Settlements	(14,560)	-	-	-
Benefits paid	(10,039)	(9,825)	(932)	(895)
Fair value of plan assets at end of year	160,683	134,495	-	-
Funded status at end of year	$ (99,425)	$ (140,379)	$ (35,476)	$ (32,515)

The underfunded pension benefits and other postretirement benefits at December 31, 2012 and 2011 are included in other liabilities in our consolidated statements of financial condition.

As a result of 2012 plan amendments, we remeasured our benefit obligations and the funded status of our defined benefit pension plans at March 31, 2012, updating the pension measurement assumptions.  The remeasurement resulted in a $40.6 million increase in the funded status at March 31, 2012 compared to December 31, 2011.  The increase was the result of a $20.4 million decrease in the projected pension benefit obligation at March 31, 2012 compared to December 31, 2011 resulting from the plan amendments and an increase of $20.2 million in the fair value of plan assets at March 31, 2012 compared to December 31, 2011 resulting from the return on plan assets and employer contributions during the 2012 first quarter.

During 2012, we contributed $19.1 million to the Astoria Federal Pension Plan.  We expect to contribute approximately $5.0 million to the Astoria Federal Pension Plan during 2013 to address the current pension deficit and manage future funding requirements.   No pension plan assets are expected to be returned to us.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the pre-tax components of accumulated other comprehensive loss related to pension plans and other postretirement benefits.  We expect that $3.9 million in net actuarial loss and $213,000 in prior service cost will be recognized as components of net periodic cost in 2013.

	Pension Benefits		Other Postretirement Benefits
	At December 31,		At December 31,
(In Thousands)	2012	2011	2012	2011
Net actuarial loss	$ 110,043	$ 130,568	$ 10,955	$ 10,018
Prior service cost (credit)	5,353	67	-	(25)
Total accumulated other comprehensive loss	$ 115,396	$ 130,635	$ 10,955	$ 9,993

The accumulated benefit obligation for all defined benefit pension plans was $260.1 million at December 31, 2012 and $244.2 million at December 31, 2011.

Included in the tables of pension benefits are the Astoria Federal Excess and Supplemental Benefit Plans, Astoria Federal Directors’ Retirement Plan, The Greater New York Savings Bank, or Greater, Directors’ Retirement Plan and Long Island Bancorp, Inc., or LIB, Directors’ Retirement Plan, which are unfunded plans.  The projected benefit obligation and accumulated benefit obligation for these plans are as follows:

	At December 31,
(In Thousands)	2012	2011
Projected benefit obligation	$ 14,647	$ 30,113
Accumulated benefit obligation	14,647	26,588

The assumptions used to determine the benefit obligations at December 31 are as follows:

	Discount Rate		Rate of Compensation Increase
	2012	2011	2012	2011
Pension Benefit Plans:
Astoria Federal Pension Plan	3.77%	4.44%	N/A	5.10%
Astoria Federal Excess and Supplemental Benefit Plans	3.49	4.16	N/A	6.10
Astoria Federal Directors’ Retirement Plan	3.21	4.09	N/A	4.00
Greater Directors’ Retirement Plan	2.77	3.78	N/A	N/A
LIB Directors’ Retirement Plan	0.63	1.74	N/A	N/A
Other Postretirement Benefit Plan:
Astoria Federal Retiree Health Care Plan	3.98	4.50	N/A	N/A

The components of net periodic cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
(In Thousands)	2012	2011	2010	2012	2011	2010
Service cost	$ 2,025	$ 4,642	$ 3,727	$ 1,061	$ 529	$ 424
Interest cost	10,992	12,212	11,602	1,378	1,360	1,234
Expected return on plan assets	(11,947)	(10,648)	(9,420)	-	-	-
Recognized net actuarial loss	4,930	8,445	6,450	517	147	-
Amortization of prior service cost (credit)	177	191	247	(25)	(99)	(101)
Settlement	2,302	-	212	-	-	-
Net periodic cost	$ 8,479	$ 14,842	$ 12,818	$ 2,931	$ 1,937	$ 1,557

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The assumptions used to determine the net periodic cost for the years ended December 31, 2012 and 2011 are as follows:

	Discount Rate (1)		Expected Return on Plan Assets		Rate of Compensation Increase (1)
	2012	2011	2012	2011	2012	2011
Pension Benefit Plans:
Astoria Federal Pension Plan	4.44%	5.39%	8.00%	8.00%	N/A	5.10%
Astoria Federal Excess and Supplemental Benefit Plans	3.99	5.04	N/A	N/A	N/A	6.10
Astoria Federal Directors’ Retirement Plan	3.97	4.71	N/A	N/A	N/A	4.00
Greater Directors’ Retirement Plan	3.78	4.50	N/A	N/A	N/A	N/A
LIB Directors’ Retirement Plan	1.74	1.90	N/A	N/A	N/A	N/A
Other Postretirement Benefit Plan:
Astoria Federal Retiree Health Care Plan	4.50	5.46	N/A	N/A	N/A	N/A

(1)

As a result of plan amendments in 2012 resulting in a curtailment and a remeasurement of our benefit obligations recognized as of March 31, 2012, the 2012 discount rates and rates of compensation increase for the Astoria Federal Pension Plan, the Astoria Federal Excess and Supplemental Benefit Plans and the Astoria Federal Directors’ Retirement Plan reflect the rates used to determine net periodic cost for the period from April 1, 2012 to December 31, 2012. The discount rate used to determine the net periodic cost for the period from January 1, 2012 to March 31, 2012 was 4.44% for the Astoria Federal Pension Plan, 4.16% for the Astoria Federal Excess and Supplemental Benefit Plans and 4.09% for the Astoria Federal Directors’ Retirement Plan. The rates of compensation increase to determine net periodic cost for the period from January 1, 2012 to March 31, 2012 remained unchanged from 2011.

To determine the expected return on plan assets, we consider the long-term historical return information on plan assets, the mix of investments that comprise plan assets and the historical returns on indices comparable to the fund classes in which the plan invests.

The assumed health care cost trend rates are as follows:

	At December 31,
	2012	2011
Health care cost trend rate assumed for next year	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2018

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage point change in assumed health care cost trend rates would have the following effects:

(In Thousands)	One Percentage Point Increase	One Percentage Point Decrease
Effect on total service and interest cost components	$ 552	$ (427)
Effect on the postretirement benefit obligation	6,798	(5,270)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Total benefits expected to be paid under our defined benefit pension plans and other postretirement benefit plan as of December 31, 2012, which reflect expected future service, as appropriate, are as follows:

Year	Pension Benefits	Other Postretirement Benefits
	(In Thousands)
2013	$ 11,345	$ 1,164
2014	12,250	1,193
2015	11,601	1,240
2016	14,982	1,298
2017	12,612	1,352
2018-2022	67,844	7,551

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

	Carrying Value at December 31, 2012
(In Thousands)	Total	Level 1	Level 2	Level 3
PRIAC Pooled Separate Accounts (1)	$ 145,037	$-	$ 145,037	$-
Astoria Financial Corporation common stock	8,466	8,466	-	-
PRIAC Guaranteed Deposit Account	7,177	-	-	7,177
Cash and cash equivalents	3	3	-	-
Total	$ 160,683	$8,469	$ 145,037	$7,177

(1)	Consists of 39% large-cap equity securities, 35% debt securities, 12% international equities, 8% small-cap equity securities and 6% mid-cap equity securities.

	Carrying Value at December 31, 2011
(In Thousands)	Total	Level 1	Level 2	Level 3
PRIAC Pooled Separate Accounts (1)	$ 120,436	$-	$ 120,436	$-
Astoria Financial Corporation common stock	7,477	7,477	-	-
PRIAC Guaranteed Deposit Account	6,564	-	-	6,564
Cash and cash equivalents	18	18	-	-
Total	$ 134,495	$7,495	$ 120,436	$6,564

(1)	Consists of 41% large-cap equity securities, 34% debt securities, 11% international equities, 8% small-cap equity securities and 6% mid-cap equity securities.

The following table sets forth a summary of changes in the fair value of the Astoria Federal Pension Plan’s Level 3 assets for the periods indicated.

	For the Year Ended December 31,
(In Thousands)	2012	2011
Fair value at beginning of year	$6,564	$6,301
Total net gain, realized and unrealized, included in change in net assets (1)	455	330
Purchases	9,640	18,338
Sales	(9,482)	(18,405)
Fair value at end of year	$7,177	$6,564

(1)

Includes unrealized gain related to assets held at December 31, 2012 of $517,000 for the year ended December 31, 2012 and unrealized gain related to assets held at December 31, 2011 of $334,000 for the year ended December 31, 2011.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Incentive Savings Plan

Astoria Federal maintains a 401(k) incentive savings plan, or the 401(k) Plan, which provides for contributions by both Astoria Federal and its participating employees.  Under the 401(k) Plan, which is a qualified, defined contribution pension plan, participants may contribute up to 15% of their pre-tax base salary, generally not to exceed $17,000 for the calendar year ended December 31, 2012.  Matching contributions, if any, may be made at the discretion of Astoria Federal.  No matching contributions were made for the years ended December 31, 2012, 2011 and 2010.  Participants vest immediately in their own contributions and, effective January 1, 2013, after a period of one year for Astoria Federal contributions.

Employee Stock Ownership Plan

Astoria Federal maintains an ESOP for its eligible employees, which is also a defined contribution pension plan.  To fund the purchase of the ESOP shares, the ESOP borrowed funds from us.  The ESOP loans bear an interest rate of 6.00%, mature on December 31, 2029 and are collateralized by our common stock purchased with the loan proceeds.   Astoria Federal makes scheduled contributions to fund debt service.  The ESOP loans had an aggregated outstanding principal balance of $5.9 million at December 31, 2012 and $12.1 million at December 31, 2011.

Shares purchased by the ESOP are held in trust for allocation among participants as the loans are repaid.  Pursuant to the loan agreements, the number of shares released annually is based upon a specified percentage of aggregate eligible payroll for our covered employees.  Shares allocated to participants totaled 1,075,354 for the year ended December 31, 2012, 1,398,763 for the year ended December 31, 2011 and 863,505 for the year ended December 31, 2010.  Through December 31, 2012, 14,101,549 shares have been allocated to participants.  As of December 31, 2012, 967,013 shares which had a fair value of $9.1 million remain unallocated.

In addition to shares allocated, Astoria Federal makes an annual cash contribution to participant accounts which, beginning in 2010, is equal to dividends paid on unallocated shares.  This cash contribution totaled $513,000 for the year ended December 31, 2012, $1.8 million for the year ended December 31, 2011 and $2.2 million for the year ended December 31, 2010.  Astoria Federal’s contributions may be reduced by dividends paid on unallocated shares and investment earnings realized on such dividends.

Compensation expense related to the ESOP totaled $10.7 million for the year ended December 31, 2012, $18.2 million for the year ended December 31, 2011 and $13.8 million for the year ended December 31, 2010.

(15)     Stock Incentive Plans

Under the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, as amended, or the 2005 Employee Stock Plan, 6,850,000 shares were reserved for option, restricted stock and/or stock appreciation right grants, of which 2,139,895 shares remain available for issuance of future grants at December 31, 2012.  Employee grants generally occur annually, upon approval by our board of directors, on the third business day after we issue a press release announcing annual financial results for the prior year.  However, an annual grant did not occur in 2012.  Discretionary grants may be made to eligible employees from time to time upon approval by our board of directors.

During 2012, 155,000 shares of restricted stock were granted to select officers, of which 153,000 remain outstanding and 4,000 shares vest one-half per year in December 2013 and December 2014, 6,000 shares vest one-third per year beginning February 2013, 27,400 shares vest in July 2013, 6,000 shares vest one-third per year beginning December 2013, 41,100 shares vest in July 2014 and 68,500 shares vest in July 2015.  During 2011, 663,530 shares of restricted stock were granted to select officers, of which 343,958 remain outstanding and 260,958 vest one-third per year in December 2013, 2014 and 2015, 5,000 shares vest in March 2013, 13,000 shares vest in December 2013 and 65,000 shares were granted under a performance-based award which, if the performance conditions are met, will vest on June 30, 2016.  During 2010, 778,740 shares of restricted stock were granted to select officers, of which 212,800 remain outstanding and vest one-half per year in December 2013 and 2014.  During 2009, 1,126,280 shares of restricted stock were granted to select officers, of which 150,194 remain outstanding and vest in December 2013.  During 2008, 311,500 shares of restricted stock were granted to select officers, of which 251,600 remain outstanding and vest in January 2013.  Options outstanding at December 31, 2012 which were granted under plans other than the

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2005 Employee Stock Plan have a maximum term of ten years.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2005 Employee Stock Plan, all options and restricted stock granted pursuant to such plan immediately vests, except for the performance-based restricted stock award granted in 2011 which, in the event of death or disability prior to vesting, will remain outstanding subject to satisfaction of the performance and vesting conditions, unless otherwise settled.  Options granted under all plans were granted in tandem with limited stock appreciation rights exercisable only in the event we experience a change in control, as defined by the plans.

Under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, or the 2007 Director Stock Plan, 240,080 shares of common stock were reserved for restricted stock grants, of which 2,000 shares of restricted stock were granted in 2012 and 132,501 shares remain available at December 31, 2012 for issuance of future grants.  Annual awards and discretionary grants, as such terms are defined in the plan, are authorized under the 2007 Director Stock Plan.  Annual awards to non-employee directors occur on the third business day after we issue a press release announcing annual financial results for the prior year.  However, the directors waived their right to such awards which were scheduled for grant on or about January 30, 2012.  Discretionary grants may be made to eligible directors from time to time as consideration for services rendered or promised to be rendered.  Such grants are made on such terms and conditions as determined by a committee of independent directors.

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

Restricted stock activity in our stock incentive plans for the year ended December 31, 2012 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	1,936,225	$ 16.53
Granted	157,000	9.82
Vested	(671,171)	(18.74)
Forfeited	(275,397)	(14.23)
Nonvested at end of year	1,146,657	14.87

The aggregate fair value on the vest date of restricted stock awards which vested during the year ended December 31, 2012 totaled $6.2 million.

Option activity in our stock incentive plans for the year ended December 31, 2012 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	5,837,653	$ 24.41
Expired	(2,990,803)	(23.18)
Outstanding and exercisable at end of year	2,846,850	25.70

At December 31, 2012, options outstanding and exercisable had no intrinsic value and a weighted average remaining contractual term of approximately 1.1 years.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

No options were exercised during the years ended December 31, 2012 and 2011.  The aggregate intrinsic value of options exercised during the year ended December 31, 2010 totaled $39,000.  Shares issued upon the exercise of stock options are issued from treasury stock.  We have an adequate number of treasury shares available for future stock option exercises.

Stock-based compensation expense recognized for restricted stock totaled $3.3 million, net of taxes of $1.8 million, for the year ended December 31, 2012, $5.9 million, net of taxes of $3.2 million, for the year ended December 31, 2011 and $5.2 million, net of taxes of $2.8 million, for the year ended December 31, 2010.  At December 31, 2012, pre-tax compensation cost related to all nonvested awards of restricted stock not yet recognized totaled $10.2 million and will be recognized over a weighted average period of approximately 2.4 years, which includes $860,000 of pre-tax compensation cost related to 65,000 shares granted in 2011 under a performance-based award for which compensation cost will begin to be recognized when the achievement of the performance conditions becomes probable.

As a result of the resignation and retirement of several executive officers during the 2012 first quarter, the level of forfeitures in 2012 significantly exceeded our original estimate of restricted stock forfeitures based on our prior experience.  As a result, we reversed stock-based compensation expense during 2012 totaling $569,000, net of taxes of $310,000, representing stock-based compensation expense previously recognized on unvested shares of restricted stock which will not vest as a result of forfeitures.

(16)     Regulatory Matters

Federal law requires that savings associations, such as Astoria Federal, maintain minimum capital requirements.  These capital standards are required to be no less stringent than standards applicable to national banks.  At December 31, 2012 and 2011, Astoria Federal was in compliance with all regulatory capital requirements.

The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established a system of prompt corrective action to resolve the problems of undercapitalized institutions.  The regulators adopted rules which require them to take action against undercapitalized institutions, based upon the five categories of capitalization which FDICIA created: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  The rules adopted generally provide that an insured institution whose capital ratios exceed the specified targets and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the primary federal regulator shall be considered a “well capitalized” institution.  At December 31, 2012 and 2011, all of Astoria Federal’s ratios were above the minimum levels required to be considered “well capitalized.”

The following tables set forth information regarding the regulatory capital requirements applicable to Astoria Federal at the dates indicated.

	At December 31, 2012
	Actual		Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible	$1,500,927	9.24%	$243,769	1.50%	N/A	N/A
Tier 1 leverage	1,500,927	9.24	650,050	4.00	$812,563	5.00%
Tier 1 risk-based	1,500,927	15.23	394,230	4.00	591,344	6.00
Total risk-based	1,624,730	16.49	788,459	8.00	985,574	10.00

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	At December 31, 2011
	Actual		Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible	$1,459,064	8.70%	$251,532	1.50%	N/A	N/A
Tier 1 leverage	1,459,064	8.70	670,751	4.00	$838,439	5.00%
Tier 1 risk-based	1,459,064	14.80	394,259	4.00	591,389	6.00
Total risk-based	1,584,744	16.08	788,519	8.00	985,649	10.00

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies.  These requirements must be no less than those to which insured depository institutions are currently subject to.  As a result, by no later than July 2015, we will become subject to consolidated capital requirements which we have not been subject to previously.  Proposed regulations implementing these requirements have not yet been finalized.

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

	Carrying Value at December 31, 2012
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$204,827	$-	$204,827
Non-GSE issuance REMICs and CMOs	11,219	-	11,219
GSE pass-through certificates	21,375	-	21,375
Obligations of GSEs	98,879	-	98,879
Fannie Mae stock	-	-	-
Total securities available-for-sale	$336,300	$-	$336,300

	Carrying Value at December 31, 2011
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$298,620	$-	$298,620
Non-GSE issuance REMICs and CMOs	15,795	-	15,795
GSE pass-through certificates	25,192	-	25,192
Freddie Mac and Fannie Mae stock	4,580	4,580	-
Total securities available-for-sale	$344,187	$4,580	$339,607

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

Residential mortgage-backed securities

Residential mortgage-backed securities comprised 71% of our securities available-for-sale portfolio at December 31, 2012 and 99% at December 31, 2011.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  At December 31, 2012, 95% of our available-for-sale residential mortgage-backed securities portfolio was comprised of GSE securities for which an active market exists for similar securities, making observable inputs readily available.

We analyze changes in the pricing service fair values from month to month taking into consideration changes in market conditions including changes in mortgage spreads, changes in treasury yields and changes in generic pricing on fifteen and thirty year securities.  Each month we conduct a review of the estimated fair values of our fixed rate REMICs and CMOs available-for-sale which represent 90% of our residential mortgage-backed securities available-for-sale at December 31, 2012.  We generate prices based upon a “spread matrix” approach for estimating values.  Market spreads are obtained from independent third party firms who trade these types of securities.  Any notable differences between the pricing service prices and “spread matrix” prices on individual securities are analyzed further, including a review of prices provided by other independent parties, a yield analysis and review of average life changes using Bloomberg analytics and a review of historical pricing on the particular security.  Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

Obligations of GSEs

Obligations of GSEs comprised 29% of our securities available-for-sale portfolio at December 31, 2012 and consisted of debt securities issued by GSEs.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service gathers information from market sources and integrates relative credit information, observed market movements and sector news into their pricing applications and models.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Freddie Mac and Fannie Mae stock

The fair values of the Freddie Mac and Fannie Mae stock in our available-for-sale securities portfolio are obtained from quoted market prices for identical instruments in active markets and, as such, are classified as Level 1.  However, at December 31, 2012, we no longer held an investment in Freddie Mac stock.

Non-Recurring Fair Value Measurements

From time to time, we may be required to record at fair value assets or liabilities on a non-recurring basis, such as MSR, loans receivable, certain assets held-for-sale and REO.  These non-recurring fair value adjustments involve the application of lower of cost or market accounting or impairment write-downs of individual assets.

The following table sets forth the carrying values of those of our assets which were measured at fair value on a non-recurring basis at the dates indicated.  The fair value measurements for all of these assets fall within Level 3 of the fair value hierarchy.

	Carrying Value at December 31,
(In Thousands)	2012	2011
Non-performing loans held-for-sale, net	$3,881	$19,744
Impaired loans	282,723	232,849
MSR, net	6,947	8,136
REO, net	20,796	36,956
Total	$314,347	$297,685

The following table provides information regarding the losses recognized on our assets measured at fair value on a non-recurring basis for the periods indicated.

	For the Year Ended December 31,
(In Thousands)	2012	2011	2010
Non-performing loans held-for-sale, net (1)	$1,066	$10,020	$5,374
Impaired loans (2)	40,018	48,080	52,022
MSR, net (3)	931	148	-
REO, net (4)	3,137	6,677	12,104
Total	$45,152	$64,925	$69,500

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

Loans-held-for-sale, net (non-performing loans held-for-sale)

Fair values of non-performing loans held-for-sale are estimated through either preliminary bids from potential purchasers of the loans or the estimated fair value of the underlying collateral discounted for factors necessary to

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

solicit acceptable bids, and adjusted as necessary based on management’s experience with sales of similar types of loans and, as such, are classified as Level 3.  Substantially all of the non-performing loans held-for-sale at December 31, 2012 were multi-family mortgage loans.  Non-performing loans held-for-sale were comprised primarily of multi-family and commercial real estate mortgage loans at December 31, 2011.

Loans receivable, net (impaired loans)

Impaired loans were comprised of 78% residential mortgage loans and 22% multi-family and commercial real estate mortgage loans at December 31, 2012 and 81% residential mortgage loans and 19% multi-family and commercial real estate mortgage loans at December 31, 2011.  Impaired loans for which a fair value adjustment was recognized were comprised of 84% residential mortgage loans and 16% multi-family and commercial real estate mortgage loans at December 31, 2012 and 93% residential mortgage loans and 7% multi-family and commercial real estate mortgage loans at December 31, 2011.  Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs.

We obtain updated estimates of collateral values on impaired residential loans at 180 days past due and annually thereafter and for loans to borrowers who have filed for bankruptcy initially when we are notified of the bankruptcy filing.  Updated estimates of collateral value on residential loans are obtained primarily through automated valuation models.  Additionally, our loan servicer performs property inspections to monitor and manage the collateral on our residential loans when they become 45 days past due and monthly thereafter until the foreclosure process is complete.  We obtain updated estimates of collateral value using third party appraisals on non-performing impaired multi-family and commercial real estate loans when the loans initially become non-performing and annually thereafter and multi-family and commercial real estate loans modified in a troubled debt restructuring at the time of the modification and annually thereafter.  Appraisals on multi-family and commercial real estate loans are reviewed by our internal certified appraisers.  Adjustments to final appraised values obtained from independent third party appraisers and automated valuation models are not made.  The fair values of impaired loans cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

MSR, net

The right to service loans for others is generally obtained through the sale of residential mortgage loans with servicing retained.  MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At December 31, 2012, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 10.95%, a weighted average constant prepayment rate on mortgages of 23.12% and a weighted average life of 3.4 years.  At December 31, 2011, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 10.94%, a weighted average constant prepayment rate on mortgages of 20.30% and a weighted average life of 3.7 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

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

REO, net

REO was comprised of residential properties at December 31, 2012 and 2011.  The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

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

	At December 31, 2012
	Carrying	Estimated Fair Value
(In Thousands)	Value	Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$1,700,141	$1,725,090	$1,725,090	$-
FHLB-NY stock	171,194	171,194	171,194	-
Loans held-for-sale, net (1)	76,306	78,486	-	78,486
Loans receivable, net (1)	13,078,471	13,311,997	-	13,311,997
MSR, net (1)	6,947	6,948	-	6,948
Financial Liabilities:
Deposits	10,443,958	10,588,073	10,588,073	-
Borrowings, net	4,373,496	4,857,989	4,857,989	-

(1)	Includes assets measured at fair value on a non-recurring basis.

	At December 31, 2011
	Carrying	Estimated Fair Value
(In Thousands)	Value	Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,130,804	$2,176,925	$2,176,925	$-
FHLB-NY stock	131,667	131,667	131,667	-
Loans held-for-sale, net (1)	32,394	32,611	-	32,611
Loans receivable, net (1)	13,117,419	13,368,354	-	13,368,354
MSR, net (1)	8,136	8,137	-	8,137
Financial Liabilities:
Deposits	11,245,614	11,416,033	11,416,033	-
Borrowings, net	4,121,573	4,624,636	4,624,636	-

(1)	Includes assets measured at fair value on a non-recurring basis.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following is a description of the methods and assumptions used to estimate fair values of our financial instruments which are not measured or recorded at fair value on a recurring or non-recurring basis.

Securities held-to-maturity

The fair values for substantially all of our securities held-to-maturity are obtained from an independent nationally recognized pricing service using similar methods and assumptions as used for our securities available-for-sale which are measured at fair value on a recurring basis.

FHLB-NY stock

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

Loans receivable, net

Fair values of loans are estimated using an option-based pricing methodology designed to take into account interest rate volatility, which has a significant effect on the value of the optionality and structural features embedded in loans such as prepayments and interest rate caps and floors.  This pricing methodology involves generating simulated interest rates, calculating the OAS of a mortgage-backed security whose price is known, which serves as a benchmark price, and using the benchmark OAS to estimate the pricing on an instrument level for similar mortgage instruments whose prices are not known.

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

Deposits

The fair values of deposits with no stated maturity, such as savings, money market and NOW and demand deposit accounts, are equal to the amount payable on demand.  The fair values of certificates of deposit are based on discounted contractual cash flows using the weighted average remaining life of the portfolio discounted by the corresponding LIBOR Swap Curve.

Borrowings, net

The fair values of callable borrowings are based upon third party dealers’ estimated market values.  The fair values of non-callable borrowings are based on discounted cash flows using the weighted average remaining life of the portfolio discounted by the corresponding FHLB-NY nominal funding rate.

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

(18) Condensed Parent Company Only Financial Statements

The following condensed parent company only financial statements reflect our investments in our wholly-owned consolidated subsidiaries, Astoria Federal and AF Insurance Agency, Inc., using the equity method of accounting.

Astoria Financial Corporation - Condensed Statements of Financial Condition

	At December 31,
(In Thousands)	2012	2011
Assets:
Cash	$47,604	$52,490
ESOP loans receivable	5,908	12,143
Other assets	1,009	284
Investment in Astoria Federal	1,617,880	1,572,902
Investment in AF Insurance Agency, Inc.	1,160	899
Investment in Astoria Capital Trust I	3,929	3,929
Total assets	$1,677,490	$1,642,647
Liabilities and stockholders’ equity:
Other borrowings, net	$376,496	$378,573
Other liabilities	1,369	3,304
Amounts due to subsidiaries	5,636	9,572
Stockholders’ equity	1,293,989	1,251,198
Total liabilities and stockholders’ equity	$1,677,490	$1,642,647

Astoria Financial Corporation - Condensed Statements of Income

	For the Year Ended December 31,
(In Thousands)	2012	2011	2010
Interest income:
Repurchase agreements	$18	$19	$64
ESOP loans receivable	728	1,194	1,437
Total interest income	746	1,213	1,501
Interest expense on borrowings	29,689	27,262	27,262
Net interest expense	28,943	26,049	25,761
Non-interest income	-	204	9
Cash dividends from subsidiaries	42,000	65,030	79,055
Non-interest expense:
Compensation and benefits	3,735	4,278	4,174
Other	4,090	2,898	2,805
Total non-interest expense	7,825	7,176	6,979
Income before income taxes and equity in undistributed earnings of subsidiaries	5,232	32,009	46,324
Income tax benefit	12,844	11,574	11,406
Income before equity in undistributed earnings of subsidiaries	18,076	43,583	57,730
Equity in undistributed earnings of subsidiaries	35,015	23,626	16,004
Net income	$53,091	$67,209	$73,734

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation - Condensed Statements of Cash Flows

	For the Year Ended December 31,
(In Thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$53,091	$67,209	$73,734
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(35,015)	(23,626)	(16,004)
Amortization of premiums and deferred costs	837	699	699
Decrease (increase) in other assets, net of other liabilities and amounts due to subsidiaries	846	(1,423)	(3,430)
Net cash provided by operating activities	19,759	42,859	54,999
Cash flows from investing activities:
Principal payments on ESOP loans receivable	6,235	7,780	4,322
Net cash provided by investing activities	6,235	7,780	4,322
Cash flows from financing activities:
Proceeds from borrowings with original terms greater than three months	250,000	-	-
Repayment of borrowings with original terms greater than three months	(250,000)	-	-
Cash payments for debt issuance costs	(2,653)	-	-
Cash dividends paid to stockholders	(24,104)	(49,435)	(48,692)
Cash received for options exercised	-	-	112
Net tax benefit (shortfall) excess from stock-based compensation	(4,123)	(263)	776
Net cash used in financing activities	(30,880)	(49,698)	(47,804)
Net (decrease) increase in cash and cash equivalents	(4,886)	941	11,517
Cash and cash equivalents at beginning of year	52,490	51,549	40,032
Cash and cash equivalents at end of year	$47,604	$52,490	$51,549

Supplemental disclosure:
Cash paid during the year for interest	$31,535	$26,563	$26,563

Q U A R T E R L Y  R E S U L T S  O F  O P E R A T I O N S  (Unaudited)

	For the Year Ended December 31, 2012
	First	Second	Third	Fourth
(In Thousands, Except Per Share Data)	Quarter	Quarter	Quarter	Quarter
Interest income	$157,779	$152,810	$148,334	$141,586
Interest expense	69,583	66,141	62,336	54,180
Net interest income	88,196	86,669	85,998	87,406
Provision for loan losses	10,000	10,000	9,500	10,900
Net interest income after provision for loan losses	78,196	76,669	76,498	76,506
Non-interest income	19,567	15,451	16,574	21,643
Total income	97,763	92,120	93,072	98,149
General and administrative expense	82,201	72,099	72,643	73,190
Income before income tax expense	15,562	20,021	20,429	24,959
Income tax expense	5,566	7,197	7,074	8,043
Net income	$9,996	$12,824	$13,355	$16,916
Basic earnings per common share	$0.11	$0.13	$0.14	$0.17
Diluted earnings per common share	$0.11	$0.13	$0.14	$0.17

	For the Year Ended December 31, 2011
	First	Second	Third	Fourth
(In Thousands, Except Per Share Data)	Quarter	Quarter	Quarter	Quarter
Interest income	$186,508	$178,513	$168,724	$161,503
Interest expense	84,979	82,791	78,080	73,972
Net interest income	101,529	95,722	90,644	87,531
Provision for loan losses	7,000	10,000	10,000	10,000
Net interest income after provision for loan losses	94,529	85,722	80,644	77,531
Non-interest income	18,043	17,040	16,542	17,290
Total income	112,572	102,762	97,186	94,821
General and administrative expense	69,619	75,954	78,596	77,248
Income before income tax expense	42,953	26,808	18,590	17,573
Income tax expense	15,569	9,963	7,374	5,809
Net income	$27,384	$16,845	$11,216	$11,764
Basic earnings per common share	$0.29	$0.18	$0.12	$0.12
Diluted earnings per common share	$0.29	$0.18	$0.12	$0.12

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

3.1	Certificate of Incorporation of Astoria Financial Corporation, as amended effective as of June 3, 1998 and as further amended on September 6, 2006 and September 20, 2006. (1)

3.2	Bylaws of Astoria Financial Corporation, as amended March 19, 2008. (2)

4.1	Astoria Financial Corporation Specimen Stock Certificate. (3)

4.2	Federal Stock Charter of Astoria Federal Savings and Loan Association. (4)

4.3	Bylaws of Astoria Federal Savings and Loan Association, as amended effective February 20, 2013. (*)

4.4

Indenture, dated as of October 28, 1999, between Astoria Financial Corporation and Wilmington Trust Company, as Debenture Trustee, including as Exhibit A thereto the Form of Certificate of Exchange Junior Subordinated Debentures. (5)

4.5	Form of Certificate of Junior Subordinated Debenture. (5)

4.6	Form of Certificate of Exchange Junior Subordinated Debenture. (5)

4.7	Amended and Restated Declaration of Trust of Astoria Capital Trust I, dated as of October 28, 1999. (5)

4.8	Common Securities Guarantee Agreement of Astoria Financial Corporation, dated as of October 28, 1999. (5)

4.9	Form of Certificate Evidencing Common Securities of Astoria Capital Trust I. (5)

4.10	Form of Exchange Capital Security Certificate for Astoria Capital Trust I. (5)

4.11	Series A Capital Securities Guarantee Agreement of Astoria Financial Corporation, dated as of October 28, 1999. (5)

4.12	Form of Series B Capital Securities Guarantee Agreement of Astoria Financial Corporation. (5)

4.13	Form of Capital Security Certificate of Astoria Capital Trust I. (5)

4.14	Indenture, dated as of June 19, 2012, between Astoria Financial Corporation and Wilmington Trust, National Association, as Trustee. (6)

4.15	Form of 5.00% Senior Notes due 2017. (6)

4.16	Astoria Financial Corporation Automatic Dividend Reinvestment and Stock Purchase Plan. (7)

Exhibit No.	Identification of Exhibit

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

10.8

Letter dated August 29, 2008 from Astoria Financial Corporation to Astoria Federal Savings and Loan Association Employee Stock Ownership Plan Trust regarding Amended and Restated Loan Agreement entered into as of January 1, 2000. (8)

Exhibits 10.9 through 10.99 are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(b) of this report.

10.9	Astoria Federal Savings and Loan Association and Astoria Financial Corporation Directors’ Retirement Plan, as amended and restated effective February 15, 2012. (9)

10.10	The Long Island Bancorp, Inc., Non-Employee Directors Retirement Benefit Plan, as amended June 24, 1997 and as further Amended December 31, 2008. (10)

10.11	Astoria Financial Corporation Death Benefit Plan for Outside Directors. (3)

10.12	Astoria Financial Corporation Death Benefit Plan for Outside Directors - Amendment No. 1. (10)

10.13	Deferred Compensation Plan for Directors of Astoria Financial Corporation as Amended Effective January 1, 2009. (10)

10.14	1999 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as amended December 29, 2005. (11)

Exhibit No.	Identification of Exhibit

10.15	1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, as amended December 29, 2005. (11)

10.16	2003 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as amended December 29, 2005. (11)

10.17	2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (12)

10.18	Amendment No. 1 to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (13)

10.19	Amendment No. 2 to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (14)

10.20	Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (15)

10.21	Amendment No. 1 to the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (16)

10.22	Amendment No. 2 to the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (17)

10.23

Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and George L. Engelke, Jr. utilized in connection with the award dated December 20, 2006 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (18)

10.24

Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients other than George L. Engelke, Jr. utilized in connection with awards dated December 20, 2006 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (18)

10.25

Form of Performance-Based Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and Award Recipients utilized in connection with the award to Monte N. Redman dated July 1, 2011 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees, as amended. (19)

10.26

Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and George L. Engelke, Jr. utilized in connection with the award dated January 28, 2008 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (20)

Exhibit No.	Identification of Exhibit

10.27

Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and Arnold K. Greenberg utilized in connection with the award dated January 28, 2008 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (20)

10.28

Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients other than George L. Engelke, Jr. and Arnold K. Greenberg utilized in connection with awards dated January 28, 2008 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (20)

10.29

Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards dated January 28, 2008 pursuant to the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (20)

10.30

Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (21)

10.31

Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the Astoria Financial Corporation 2007 Non-employee Director Stock Plan. (21)

10.32

Form of Waiver of Plan Benefit due under the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan for the 2012 calendar year scheduled for grant on or about January 30, 2012, executed by all eligible directors. (22)

10.33	Astoria Federal Savings and Loan Association Annual Incentive Plan for Select Executives. (23)

10.34	Amendment No. 1 to the Astoria Federal Savings and Loan Association Annual Incentive Plan for Select Executives effective December 31, 2008, dated November 12, 2009. (24)

10.35	Astoria Financial Corporation Executive Officer Annual Incentive Plan, as amended. (25)

10.36	Astoria Financial Corporation Amended and Restated Employment Agreement with George L. Engelke, Jr., entered into as of January 1, 2009. (10)

10.37	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and George L. Engelke, Jr. dated as of April 21, 2010. (26)

10.38	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with George L. Engelke, Jr., entered into as of January 1, 2009. (10)

10.39	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and George L. Engelke, Jr. dated as of April 21, 2010. (26)

Exhibit No.	Identification of Exhibit

10.40	Acknowledgement and agreement by George L. Engelke, Jr. amending Exhibits 10.37 and 10.39 above. (22)

10.41	Astoria Financial Corporation Amended and Restated Employment Agreement with Gerard C. Keegan, entered into as of January 1, 2009. (10)

10.42	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Gerard C. Keegan dated as of April 21, 2010. (26)

10.43	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Gerard C. Keegan, entered into as of January 1, 2009. (10)

10.44	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Gerard C. Keegan dated as of April 21, 2010. (26)

10.45	Astoria Financial Corporation Amended and Restated Employment Agreement with Arnold K. Greenberg entered into as of January 1, 2009. (10)

10.46	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Arnold K. Greenberg dated as of April 21, 2010. (26)

10.47	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Arnold K. Greenberg, entered into as of January 1, 2009. (10)

10.48	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Arnold K. Greenberg dated as of April 21, 2010. (26)

10.49

Amendment to the Amended and Restated Employment Agreements between Astoria Financial Corporation and Astoria Federal Savings and Loan Association, respectively, and Arnold K. Greenberg, dated as of March 30, 2012. (9)

10.50	Astoria Financial Corporation Amended and Restated Employment Agreement with Gary T. McCann, entered into as of January 1, 2009. (10)

10.51	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Gary T. McCann dated as of April 21, 2010. (26)

10.52	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Gary T. McCann, entered into as of January 1, 2009. (10)

10.53	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Gary T. McCann dated as of April 21, 2010. (26)

10.54

Amendment to the Amended and Restated Employment Agreements between Astoria Financial Corporation and Astoria Federal Savings and Loan Association, respectively, and Gary T. McCann, dated as of March 23, 2012. (9)

10.55	Astoria Financial Corporation Amended and Restated Employment Agreement with Monte N. Redman entered into as of January 1, 2009. (10)

Exhibit No.	Identification of Exhibit

10.56	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Monte N. Redman dated as of April 21, 2010. (26)

10.57	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Monte N. Redman, entered into as of January 1, 2009. (10)

10.58	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Monte N. Redman dated as of April 21, 2010. (26)

10.59	Astoria Financial Corporation Amended and Restated Employment Agreement with Alan P. Eggleston entered into as of January 1, 2009. (10)

10.60	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Alan P. Eggleston dated as of April 21, 2010. (26)

10.61	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Alan P. Eggleston, entered into as of January 1, 2009. (10)

10.62	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Alan P. Eggleston dated as of April 21, 2010. (26)

10.63	Astoria Financial Corporation Amended and Restated Employment Agreement with Frank E. Fusco, entered into as of January 1, 2009. (10)

10.64	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Frank E. Fusco dated as of April 21, 2010. (26)

10.65	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Frank E. Fusco, entered into as of January 1, 2009. (10)

10.66	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Frank E. Fusco dated as of April 21, 2010. (26)

10.67	Employment Agreement by and between Astoria Financial Corporation and Josie Callari, entered into as of January 1, 2012. (27)

10.68	Employment Agreement by and between Astoria Federal Savings and Loan Association and Josie Callari, entered into as of January 1, 2012. (27)

10.69	Employment Agreement by and between Astoria Financial Corporation and Brian T. Edwards, entered into as of January 1, 2012. (27)

10.70	Employment Agreement by and between Astoria Federal Savings and Loan Association and Brian T. Edwards, entered into as of January 1, 2012. (27)

10.71	Employment Agreement by and between Astoria Financial Corporation and Gary M. Honstedt, entered into as of January 1, 2012. (27)

Exhibit No.	Identification of Exhibit

10.72	Employment Agreement by and between Astoria Federal Savings and Loan Association and Gary M. Honstedt, entered into as of January 1, 2012. (27)

10.73	Employment Agreement by and between Astoria Financial Corporation and Robert J. DeStefano, entered into as of January 1, 2012. (28)

10.74	Employment Agreement by and between Astoria Federal Savings and Loan Association and Robert J. DeStefano, entered into as of January 1, 2012. (28)

10.75

Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert T. Volk. (10)

10.76

Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert T. Volk dated as of April 21, 2010. (26)

10.77

Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Ira M. Yourman. (10)

10.78

Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Ira M. Yourman dated as of April 21, 2010. (26)

10.79

Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Anthony S. DiCostanzo. (10)

10.80

Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Anthony S. DiCostanzo dated as of April 21, 2010. (26)

10.81

Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Thomas E. Lavery. (10)

10.82

Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Thomas E. Lavery dated as of April 21, 2010. (26)

10.83

Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and William J. Mannix, Jr. (10)

10.84

Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and William J. Mannix, Jr. dated as of April 21, 2010. (26)

10.85	Change of Control Severance Agreement, entered into as of January 1, 2011, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Peter M. Finn. (29)

Exhibit No.	Identification of Exhibit

10.86	Change of Control Severance Agreement, entered into as of April 18, 2011, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Stephen Sipola. (19)

10.87	Form of Change of Control Severance Agreement, entered into as of January 1, 2012, by and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association and Teresa A. Rotondo. (9)

10.88	Form of Change of Control Severance Agreement, entered into as of February 14, 2012, by and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association and Joseph A. Micali. (9)

10.89	Form of Change of Control Severance Agreement, entered into as of February 15, 2012, by and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association and John F. Kennedy. (9)

10.90	Form of Change of Control Severance Agreement, entered into as of April 19, 2012, by and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association and Kevin Corbett. (9)

10.91	Change of Control Severance Agreement, entered into as of December 10, 2012, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Daniel F. Dougherty. (*)

10.92	Change of Control Severance Agreement, entered into as of January 1, 2013, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Rise Jacobs. (*)

10.93	Change of Control Severance Agreement, entered into as of January 1, 2013, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Rosina Manzi. (*)

10.94	Change of Control Severance Agreement, entered into as of January 1, 2013, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Nancy Tomich. (*)

10.95	Change of Control Severance Agreement, entered into as of January 7, 2013, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Mayra DiRico. (*)

10.96	Astoria Federal Savings and Loan Association Excess Benefit Plan, as amended effective April 30, 2012. (9)

10.97	Astoria Federal Savings and Loan Association Supplemental Benefit Plan, as amended effective April 30, 2012. (9)

10.98	Astoria Federal Savings and Loan Association’s Amended and Restated Retirement Medical and Dental Benefit Policy for Senior Officers (Vice Presidents & Above). (10)

10.99	Form of notice of non-extension of Amended and Restated Employment Agreement. (22)

Exhibit No.	Identification of Exhibit

12.1	Statement regarding computation of ratios. (*)

21.1	Subsidiaries of Astoria Financial Corporation. (*)

23.1	Consent of Independent Registered Public Accounting Firm. (*)

31.1	Certifications of Chief Executive Officer. (*)

31.2	Certifications of Chief Financial Officer. (*)

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

99.1	Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2013, which will be filed with the SEC within 120 days from December 31, 2012, is incorporated herein by reference.

101.INS	XBRL Instance Document (**)

101.SCH	XBRL Taxonomy Extension Schema Document (**)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (**)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (**)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (**)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (**)

(*)

Filed herewith. Copies of exhibits will be provided to shareholders upon written request to Astoria Financial Corporation, Investor Relations Department, One Astoria Federal Plaza, Lake Success, New York 11042 at a charge of $0.10 per page. Copies are also available at no charge through the SEC’s website at www.sec.gov/edgar/searchedgar/webusers.htm.

(**)

Filed herewith electronically. These exhibits are available electronically on our website immediately after they are filed with the SEC. They are also available on the SEC’s website at www.sec.gov/edgar/searchedgar/webusers.htm.

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

(5)	Incorporated by reference to Form S-4 Registration Statement, filed with the Securities and Exchange Commission on February 18, 2000 (File Number 333-30792).

(6)	Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K dated June 14, 2012, filed with the Securities Exchange Commission on June 20, 2012 (File Number 001-11967).

(7)	Incorporated by reference to Form 424B3 Prospectus Supplement, filed with the Securities and Exchange Commission on February 1, 2000 (File Number 033-98532).

(8)

Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008 (File Number 001-11967).

(9)

Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on May 10, 2012 (File Number 001-11967).

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

(21)

Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 8, 2009 (File Number 001-11967).

(22)

Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on February 28, 2012 (File Number 001-11967).

(23)

Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 24, 1999 (File Number 000-22228).

(24)

Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010 (File Number 001-11967).

(25)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 13, 2009 (File Number 001-11967).

(26)	Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on April 22, 2010 (File Number 001-11967).

(27)

Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 7, 2012 (File Number 001-11967).

(28)

Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 7, 2012 (File Number 001-11967).

(29)

Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011 (File Number 001-11967).