Form 10-Q
period 2013-03-31
ASTORIA FINANCIAL CORP
filed 2013-05-08
CIK 910322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, April 30, 2013
$0.01 Par Value	98,883,526

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	(Unaudited)
(In Thousands, Except Share Data)	At March 31, 2013	At December 31, 2012
Assets:
Cash and due from banks	$127,829	$121,473
Available-for-sale securities:
Encumbered	68,313	79,851
Unencumbered	360,061	256,449
Total available-for-sale securities	428,374	336,300
Held-to-maturity securities, fair value of $1,732,726 and $1,725,090, respectively:
Encumbered	1,133,462	1,133,193
Unencumbered	575,965	566,948
Total held-to-maturity securities	1,709,427	1,700,141
Federal Home Loan Bank of New York stock, at cost	145,502	171,194
Loans held-for-sale, net	31,548	76,306
Loans receivable	12,911,783	13,223,972
Allowance for loan losses	(144,250)	(145,501)
Loans receivable, net	12,767,533	13,078,471
Mortgage servicing rights, net	8,465	6,947
Accrued interest receivable	42,497	41,688
Premises and equipment, net	114,531	115,632
Goodwill	185,151	185,151
Bank owned life insurance	417,863	418,155
Real estate owned, net	23,487	28,523
Other assets	208,317	216,661
Total assets	$16,210,524	$16,496,642
Liabilities:
Deposits:
Savings	$2,752,009	$2,802,298
Money market	1,786,472	1,586,556
NOW and demand deposit	2,137,817	2,094,733
Certificates of deposit	3,769,035	3,960,371
Total deposits	10,445,333	10,443,958
Federal funds purchased	125,000	—
Reverse repurchase agreements	1,100,000	1,100,000
Federal Home Loan Bank of New York advances	2,307,000	2,897,000
Other borrowings, net	376,629	376,496
Mortgage escrow funds	151,017	113,101
Accrued expenses and other liabilities	268,053	272,098
Total liabilities	14,773,032	15,202,653

Stockholders’ Equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series C (150,000 shares authorized; and 135,000 and -0- shares issued and outstanding, respectively)	129,796	—
Common stock, $.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 98,911,526 and 98,419,318 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	881,966	884,689
Retained earnings	1,895,521	1,891,022
Treasury stock (67,583,362 and 68,075,570 shares, at cost, respectively)	(1,396,584)	(1,406,755)
Accumulated other comprehensive loss	(72,299)	(73,090)
Unallocated common stock held by ESOP (702,449 and 967,013 shares, respectively)	(2,573)	(3,542)
Total stockholders’ equity	1,437,492	1,293,989
Total liabilities and stockholders’ equity	$16,210,524	$16,496,642

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
(In Thousands, Except Share Data)	2013	2012
Interest income:
Residential mortgage loans	$80,207	$99,292
Multi-family and commercial real estate mortgage loans	38,623	36,470
Consumer and other loans	2,228	2,341
Mortgage-backed and other securities	10,899	18,021
Interest-earning cash accounts	55	53
Federal Home Loan Bank of New York stock	2,029	1,602
Total interest income	134,041	157,779
Interest expense:
Deposits	17,321	29,427
Borrowings	32,688	40,156
Total interest expense	50,009	69,583
Net interest income	84,032	88,196
Provision for loan losses	9,126	10,000
Net interest income after provision for loan losses	74,906	78,196
Non-interest income:
Customer service fees	9,046	10,482
Other loan fees	522	887
Gain on sales of securities	—	2,477
Mortgage banking income, net	4,776	1,355
Income from bank owned life insurance	2,136	2,423
Other	1,798	1,943
Total non-interest income	18,278	19,567
Non-interest expense:
General and administrative:
Compensation and benefits	31,998	42,160
Occupancy, equipment and systems	19,785	16,724
Federal deposit insurance premiums	10,184	11,203
Advertising	1,340	1,834
Other	8,244	10,280
Total non-interest expense	71,551	82,201
Income before income tax expense	21,633	15,562
Income tax expense	7,781	5,566
Net income	$13,852	$9,996
Basic earnings per common share	$0.14	$0.11
Diluted earnings per common share	$0.14	$0.11
Basic weighted average common shares	96,674,729	95,018,867
Diluted weighted average common and common equivalent shares	96,674,729	95,018,867

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended
	March 31,
(In Thousands)	2013	2012

Net income	$13,852	$9,996

Other comprehensive income, net of tax:
Net unrealized gain (loss) on securities available-for-sale:
Net unrealized holding gain (loss) on securities arising during the period	130	(814)
Reclassification adjustment for gain included in net income	—	(1,604)
Net unrealized gain (loss) on securities available-for-sale	130	(2,418)

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the period	—	24,286
Reclassification adjustment for net actuarial loss included in net income	627	2,201
Net actuarial loss adjustment on pension plans and other postretirement benefits	627	26,487

Prior service cost adjustment on pension plans and other postretirement benefits:
Prior service cost adjustment arising during the period	—	(3,537)
Reclassification adjustment for prior service cost included in net income	34	2
Prior service cost adjustment on pension plans and other postretirement benefits	34	(3,535)

Reclassification adjustment for loss on cash flow hedge included in net income	—	48

Total other comprehensive income, net of tax	791	20,582

Comprehensive income	$14,643	$30,578

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2013

							Accumulated	Unallocated
				Additional			Other	Common
		Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stock Held
(In Thousands, Except Share Data)	Total	Stock	Stock	Capital	Earnings	Stock	Loss	by ESOP

Balance at December 31, 2012	$ 1,293,989	$—	$ 1,665	$ 884,689	$ 1,891,022	$ (1,406,755)	$ (73,090)	$ (3,542)

Net income	13,852	—	—	—	13,852	—	—	—

Other comprehensive income, net of tax	791	—	—	—	—	—	791	—

Issuance of Preferred Stock, Series C (135,000 shares)	129,796	129,796	—	—	—	—	—	—

Dividends on common stock ($0.04 per share)	(3,918)	—	—	—	(3,918)	—	—	—

Restricted stock grants (531,110 shares)	—	—	—	(5,152)	(5,823)	10,975	—	—

Forfeitures of restricted stock (38,902 shares)	—	—	—	446	358	(804)	—	—

Stock-based compensation	1,727	—	—	1,697	30	—	—	—

Net tax benefit shortfall from stock-based compensation	(1,345)	—	—	(1,345)	—	—	—	—

Allocation of ESOP stock	2,600	—	—	1,631	—	—	—	969

Balance at March 31, 2013	$ 1,437,492	$129,796	$ 1,665	$ 881,966	$ 1,895,521	$ (1,396,584)	$ (72,299)	$ (2,573)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
(In Thousands)	2013	2012
Cash flows from operating activities:
Net income	$13,852	$9,996
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on loans	5,769	6,746
Net amortization on securities and borrowings	4,959	3,406
Net provision for loan and real estate losses	9,784	11,391
Depreciation and amortization	2,971	2,969
Net gain on sales of loans and securities	(4,081)	(4,688)
Net (gain) loss on dispositions of premises and equipment	(6)	52
Other asset impairment charges	33	54
Originations of loans held-for-sale	(97,910)	(77,283)
Proceeds from sales and principal repayments of loans held-for-sale	149,240	72,471
Stock-based compensation and allocation of ESOP stock	4,327	3,022
(Increase) decrease in accrued interest receivable	(809)	805
Mortgage servicing rights amortization and valuation allowance adjustments, net	197	911
Bank owned life insurance income and insurance proceeds received, net	292	(1,501)
Decrease in other assets	8,092	38,366
Decrease in accrued expenses and other liabilities	(3,762)	(4,542)
Net cash provided by operating activities	92,948	62,175
Cash flows from investing activities:
Originations of loans receivable	(530,857)	(925,868)
Loan purchases through third parties	(72,939)	(321,174)
Principal payments on loans receivable	881,198	1,103,257
Proceeds from sales of delinquent and non-performing loans	5,153	15,587
Purchases of securities held-to-maturity	(256,657)	(308,420)
Purchases of securities available-for-sale	(126,975)	(66,350)
Principal payments on securities held-to-maturity	243,048	230,086
Principal payments on securities available-for-sale	34,728	46,118
Proceeds from sales of securities available-for-sale	—	54,318
Net redemptions (purchases) of Federal Home Loan Bank of New York stock	25,692	(14,931)
Proceeds from sales of real estate owned, net	13,320	19,724
Purchases of premises and equipment	(1,864)	(1,463)
Net cash provided by (used in) investing activities	213,847	(169,116)
Cash flows from financing activities:
Net increase (decrease) in deposits	1,375	(132,966)
Net (decrease) increase in borrowings with original terms of three months or less	(365,000)	331,000
Proceeds from borrowings with original terms greater than three months	—	100,000
Repayments of borrowings with original terms greater than three months	(100,000)	(219,000)
Net increase in mortgage escrow funds	37,916	31,313
Proceeds from issuance of preferred stock	135,000	—
Cash payments for preferred stock issuance costs	(4,467)	—
Cash dividends paid to stockholders	(3,918)	(12,545)
Net tax benefit shortfall from stock-based compensation	(1,345)	(1,912)
Net cash (used in) provided by financing activities	(300,439)	95,890
Net increase (decrease) in cash and cash equivalents	6,356	(11,051)
Cash and cash equivalents at beginning of period	121,473	132,704
Cash and cash equivalents at end of period	$127,829	$121,653

Supplemental disclosures:
Interest paid	$44,603	$64,389
Income taxes paid	$184	$1,022
Additions to real estate owned	$8,942	$12,987
Loans transferred to held-for-sale	$9,392	$—

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

In addition to Astoria Federal and AF Insurance Agency, Inc., we have another subsidiary, Astoria Capital Trust I, which is not consolidated with Astoria Financial Corporation for financial reporting purposes.  Astoria Capital Trust I was formed for the purpose of issuing $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, and $3.9 million of common securities, which are owned by Astoria Financial Corporation, and used the proceeds to acquire Junior Subordinated Debentures issued by Astoria Financial Corporation.  The Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I.  The Junior Subordinated Debentures are prepayable, in whole or in part, at our option at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value.  The Capital Securities have the same prepayment provisions as the Junior Subordinated Debentures.  Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement relating to the Capital Securities.  See Note 12 for information regarding the prepayment in whole of our Junior Subordinated Debentures, scheduled to occur on May 10, 2013, which will result in the concurrent redemption in whole of the Capital Securities.  See Note 9 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of our 2012 Annual Report on Form 10-K for restrictions on our subsidiaries’ ability to pay dividends to us.

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2013 and December 31, 2012, our results of operations and other comprehensive income for the three months ended March 31, 2013 and 2012, changes in our stockholders’ equity for the three months ended March 31, 2013 and our cash flows for the three months ended March 31, 2013 and 2012.  In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of March 31, 2013 and December 31, 2012, and amounts of revenues, expenses and other comprehensive income/loss in the consolidated statements of income and comprehensive income for the three months ended March 31, 2013 and 2012.  The results of operations and other comprehensive income/loss for the three months ended March 31, 2013 are not necessarily indicative of the results of operations and other comprehensive income/loss to be expected for the remainder of the year.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange

Commission, or SEC.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2012 audited consolidated financial statements and related notes included in our 2012 Annual Report on Form 10-K.

2.              Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At March 31, 2013
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE (1) issuance REMICs and CMOs (2)	$293,952	$5,698	$(447)	$299,203
Non-GSE issuance REMICs and CMOs	10,118	7	(41)	10,084
GSE pass-through certificates	19,468	1,025	(2)	20,491
Total residential mortgage-backed securities	323,538	6,730	(490)	329,778
Obligations of GSEs	98,672	85	(162)	98,595
Fannie Mae stock	15	—	(14)	1
Total securities available-for-sale	$422,225	$6,815	$(666)	$428,374
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,622,615	$26,039	$(2,913)	$1,645,741
Non-GSE issuance REMICs and CMOs	5,041	97	—	5,138
GSE pass-through certificates	209	5	(1)	213
Total residential mortgage-backed securities	1,627,865	26,141	(2,914)	1,651,092
Obligations of GSEs	80,923	134	(62)	80,995
Other	639	—	—	639
Total securities held-to-maturity	$1,709,427	$26,275	$(2,976)	$1,732,726

(1)         Government-sponsored enterprise

(2)         Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2012
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$200,152	$5,258	$(583)	$204,827
Non-GSE issuance REMICs and CMOs	11,296	9	(86)	11,219
GSE pass-through certificates	20,348	1,029	(2)	21,375
Total residential mortgage-backed securities	231,796	6,296	(671)	237,421
Obligations of GSEs	98,670	214	(5)	98,879
Fannie Mae stock	15	—	(15)	—
Total securities available-for-sale	$330,481	$6,510	$(691)	$336,300
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,693,437	$27,787	$(2,955)	$1,718,269
Non-GSE issuance REMICs and CMOs	5,791	112	—	5,903
GSE pass-through certificates	257	6	(1)	262
Total residential mortgage-backed securities	1,699,485	27,905	(2,956)	1,724,434
Other	656	—	—	656
Total securities held-to-maturity	$1,700,141	$27,905	$(2,956)	$1,725,090

The following tables set forth the estimated fair values of securities with gross unrealized losses at the dates indicated, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the dates indicated.

	At March 31, 2013
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
GSE issuance REMICs and CMOs	$23,645	$(447)	$—	$—	$23,645	$(447)
Non-GSE issuance REMICs and CMOs	—	—	9,626	(41)	9,626	(41)
GSE pass-through certificates	55	(1)	45	(1)	100	(2)
Obligations of GSEs	64,827	(162)	—	—	64,827	(162)
Fannie Mae stock	—	—	1	(14)	1	(14)
Total temporarily impaired securities available-for-sale	$88,527	$(610)	$9,672	$(56)	$98,199	$(666)
Held-to-maturity:
GSE issuance REMICs and CMOs	$430,788	$(2,845)	$9,212	$(68)	$440,000	$(2,913)
GSE pass-through certificates	43	(1)	—	—	43	(1)
Obligations of GSEs	29,908	(62)	—	—	29,908	(62)
Total temporarily impaired securities held-to-maturity	$460,739	$(2,908)	$9,212	$(68)	$469,951	$(2,976)

	At December 31, 2012
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
GSE issuance REMICs and CMOs	$67,841	$(583)	$—	$—	$67,841	$(583)
Non-GSE issuance REMICs and CMOs	—	—	10,709	(86)	10,709	(86)
GSE pass-through certificates	57	(1)	47	(1)	104	(2)
Obligations of GSEs	24,995	(5)	—	—	24,995	(5)
Fannie Mae stock	—	—	—	(15)	—	(15)
Total temporarily impaired securities available-for-sale	$92,893	$(589)	$10,756	$(102)	$103,649	$(691)
Held-to-maturity:
GSE issuance REMICs and CMOs	$413,651	$(2,759)	$12,259	$(196)	$425,910	$(2,955)
GSE pass-through certificates	48	(1)	—	—	48	(1)
Total temporarily impaired securities held-to-maturity	$413,699	$(2,760)	$12,259	$(196)	$425,958	$(2,956)

We held 42 securities which had an unrealized loss at March 31, 2013 and 41 at December 31, 2012.  At March 31, 2013 and December 31, 2012, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment is directly related to the change in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. During this period of historic low interest rates, securities backed by fixed rate residential mortgage loans have experienced accelerated rates of prepayments as interest rates have declined which has resulted in a decline in the estimated life of these securities and a decline in fair value.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  None of the unrealized losses are related to credit losses.  Therefore, at March 31, 2013 and December 31, 2012, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

There were no sales of securities from the available-for-sale portfolio during the three months ended March 31, 2013.  During the three months ended March 31, 2012, proceeds from sales of securities from the available-for-sale portfolio totaled $54.3 million, resulting in gross realized gains totaling $2.5 million.

At March 31, 2013, available-for-sale debt securities excluding mortgage-backed securities had an amortized cost of $98.7 million, a fair value of $98.6 million and contractual maturities between 2021 and 2022.  At March 31, 2013, held-to-maturity debt securities excluding mortgage-backed securities had an amortized cost and a fair value of $81.6 million and contractual maturities between 2020 and 2023.  Actual maturities may differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

The balance of accrued interest receivable for securities totaled $6.1 million at March 31, 2013 and $5.7 million at December 31, 2012.

At March 31, 2013, we held securities with an amortized cost of $179.6 million which are callable within one year and at various times thereafter.

3.              Loans Held-for-Sale

Loans held-for-sale, net, includes fifteen and thirty year fixed rate one-to-four family, or residential, mortgage loans originated for sale that conform to GSE guidelines (conforming loans), as well as certain delinquent and non-performing loans.  Upon our decision to sell certain delinquent and non-performing loans held in portfolio, we reclassify them to held-for-sale at the lower of cost or fair value, less estimated selling costs.  Non-performing loans held-for-sale, included in loans held-for-sale, net, totaled $8.2 million, net of a valuation allowance of $97,000, at March 31, 2013 and $3.9 million, net of a valuation allowance of $64,000, at December 31, 2012.  Substantially all of the non-performing loans held-for-sale were multi-family mortgage loans at March 31, 2013 and December 31, 2012.

We sold certain delinquent and non-performing mortgage loans totaling $5.0 million, net of charge-offs of $1.3 million, during the three months ended March 31, 2013, primarily multi-family and commercial real estate loans, and $14.6 million, net of charge-offs of $8.1 million, during the three months ended March 31, 2012, primarily multi-family loans.  Net gain on sales of non-performing loans totaled $138,000 for the three months ended March 31, 2013 and $950,000 for the three months ended March 31, 2012.

We recorded lower of cost or market write-downs on non-performing loans held-for-sale totaling $33,000 for the three months ended March 31, 2013 and $54,000 for the three months ended March 31, 2012.  Lower of cost or market write-downs and recoveries on non-performing loans held-for-sale and gains and losses recognized on sales of such loans are included in other non-interest income in the consolidated statements of income.

4.     Loans Receivable and Allowance for Loan Losses

The following tables set forth the composition of our loans receivable portfolio and an aging analysis by accruing and non-accrual loans and by segment and class at the dates indicated.

	At March 31, 2013
	Past Due
	30-59	60-89	90 Days	Total
(In Thousands)	Days	Days	or More	Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$31,298	$8,343	$—	$39,641	$1,732,224	$1,771,865
Full documentation amortizing	39,310	5,624	—	44,934	5,839,072	5,884,006
Reduced documentation interest-only	30,428	7,587	—	38,015	809,738	847,753
Reduced documentation amortizing	9,557	1,950	—	11,507	338,706	350,213
Total residential	110,593	23,504	—	134,097	8,719,740	8,853,837
Multi-family	17,450	5,731	—	23,181	2,545,582	2,568,763
Commercial real estate	2,887	6,588	609	10,084	796,666	806,750
Total mortgage loans	130,930	35,823	609	167,362	12,061,988	12,229,350
Consumer and other loans (gross):
Home equity lines of credit	2,828	1,350	—	4,178	212,953	217,131
Other	68	177	—	245	35,131	35,376
Total consumer and other loans	2,896	1,527	—	4,423	248,084	252,507
Total accruing loans	$133,826	$37,350	$609	$171,785	$12,310,072	$12,481,857
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$1,634	$851	$92,128	$94,613	$23,005	$117,618
Full documentation amortizing	539	408	43,320	44,267	8,706	52,973
Reduced documentation interest-only	4,156	1,467	105,326	110,949	25,068	136,017
Reduced documentation amortizing	2,166	69	30,369	32,604	4,264	36,868
Total residential	8,495	2,795	271,143	282,433	61,043	343,476
Multi-family	—	—	3,706	3,706	3,849	7,555
Commercial real estate	1,363	—	5,606	6,969	1,350	8,319
Total mortgage loans	9,858	2,795	280,455	293,108	66,242	359,350
Consumer and other loans (gross):
Home equity lines of credit	—	—	6,178	6,178	252	6,430
Other	—	—	68	68	—	68
Total consumer and other loans	—	—	6,246	6,246	252	6,498
Total non-accrual loans	$9,858	$2,795	$286,701	$299,354	$66,494	$365,848
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$32,932	$9,194	$92,128	$134,254	$1,755,229	$1,889,483
Full documentation amortizing	39,849	6,032	43,320	89,201	5,847,778	5,936,979
Reduced documentation interest-only	34,584	9,054	105,326	148,964	834,806	983,770
Reduced documentation amortizing	11,723	2,019	30,369	44,111	342,970	387,081
Total residential	119,088	26,299	271,143	416,530	8,780,783	9,197,313
Multi-family	17,450	5,731	3,706	26,887	2,549,431	2,576,318
Commercial real estate	4,250	6,588	6,215	17,053	798,016	815,069
Total mortgage loans	140,788	38,618	281,064	460,470	12,128,230	12,588,700
Consumer and other loans (gross):
Home equity lines of credit	2,828	1,350	6,178	10,356	213,205	223,561
Other	68	177	68	313	35,131	35,444
Total consumer and other loans	2,896	1,527	6,246	10,669	248,336	259,005
Total loans	$143,684	$40,145	$287,310	$471,139	$12,376,566	$12,847,705
Net unamortized premiums and deferred loan origination costs						64,078
Loans receivable						12,911,783
Allowance for loan losses						(144,250)
Loans receivable, net						$12,767,533

	At December 31, 2012
	Past Due
	30-59	60-89	90 Days	Total
(In Thousands)	Days	Days	or More	Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$30,520	$8,973	$—	$39,493	$1,862,382	$1,901,875
Full documentation amortizing	35,918	6,564	—	42,482	6,218,064	6,260,546
Reduced documentation interest-only	28,212	7,694	—	35,906	855,907	891,813
Reduced documentation amortizing	11,780	3,893	—	15,673	350,268	365,941
Total residential	106,430	27,124	—	133,554	9,286,621	9,420,175
Multi-family	21,743	5,382	—	27,125	2,368,895	2,396,020
Commercial real estate	13,536	3,126	328	16,990	750,385	767,375
Total mortgage loans	141,709	35,632	328	177,669	12,405,901	12,583,570
Consumer and other loans (gross):
Home equity lines of credit	3,103	1,092	—	4,195	221,266	225,461
Other	120	223	—	343	31,782	32,125
Total consumer and other loans	3,223	1,315	—	4,538	253,048	257,586
Total accruing loans	$144,932	$36,947	$328	$182,207	$12,658,949	$12,841,156
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$—	$677	$97,907	$98,584	$937	$99,521
Full documentation amortizing	363	—	43,014	43,377	949	44,326
Reduced documentation interest-only	1,042	—	107,254	108,296	5,186	113,482
Reduced documentation amortizing	445	13	32,496	32,954	768	33,722
Total residential	1,850	690	280,671	283,211	7,840	291,051
Multi-family	—	—	7,359	7,359	3,299	10,658
Commercial real estate	—	—	6,541	6,541	—	6,541
Total mortgage loans	1,850	690	294,571	297,111	11,139	308,250
Consumer and other loans (gross):
Home equity lines of credit	—	—	6,459	6,459	—	6,459
Other	—	—	49	49	—	49
Total consumer and other loans	—	—	6,508	6,508	—	6,508
Total non-accrual loans	$1,850	$690	$301,079	$303,619	$11,139	$314,758
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$30,520	$9,650	$97,907	$138,077	$1,863,319	$2,001,396
Full documentation amortizing	36,281	6,564	43,014	85,859	6,219,013	6,304,872
Reduced documentation interest-only	29,254	7,694	107,254	144,202	861,093	1,005,295
Reduced documentation amortizing	12,225	3,906	32,496	48,627	351,036	399,663
Total residential	108,280	27,814	280,671	416,765	9,294,461	9,711,226
Multi-family	21,743	5,382	7,359	34,484	2,372,194	2,406,678
Commercial real estate	13,536	3,126	6,869	23,531	750,385	773,916
Total mortgage loans	143,559	36,322	294,899	474,780	12,417,040	12,891,820
Consumer and other loans (gross):
Home equity lines of credit	3,103	1,092	6,459	10,654	221,266	231,920
Other	120	223	49	392	31,782	32,174
Total consumer and other loans	3,223	1,315	6,508	11,046	253,048	264,094
Total loans	$146,782	$37,637	$301,407	$485,826	$12,670,088	$13,155,914
Net unamortized premiums and deferred loan origination costs						68,058
Loans receivable						13,223,972
Allowance for loan losses						(145,501)
Loans receivable, net						$13,078,471

We segment our residential mortgage loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans and year of origination and analyze our historical loss experience and delinquency levels and trends of these segments.  We analyze multi-family and commercial real estate loans by portfolio, geographic location and year of origination.  We analyze our consumer and other loan portfolio by home equity lines of credit, commercial loans, revolving credit lines and installment loans and perform similar historical loss analyses.

In the 2013 first quarter, in addition to residential loans discharged in a Chapter 7 bankruptcy filing, or bankruptcy loans, placed on non-accrual status and reported as non-performing loans as of December 31, 2012, we also included bankruptcy loans discharged prior to 2012 regardless of the delinquency status of the loans.  As a result, non-performing loans at March 31, 2013 increased $51.4 million as compared to December 31, 2012.  Non-performing loans at March 31, 2013 include $66.5 million of bankruptcy loans which are less than 90 days past due, including $54.3 million which were discharged prior to 2012.  Of the bankruptcy loans which are less than 90 days past due at March 31, 2013, $58.2 million are current, $6.5 million are 30-59 days past due and $1.8 million are 60-89 days past due.  Such loans continue to generate interest income on a cash basis as payments are received.  Pursuant to regulatory guidance issued in 2012, bankruptcy loans, in addition to being placed on non-accrual status and reported as non-performing loans, are also reported as loans modified in a troubled debt restructuring, or TDR, and as impaired loans and totaled $94.0 million at March 31, 2013, including bankruptcy loans discharged prior to 2012 of $73.8 million.

We analyze our historical loss experience over twelve, fifteen, eighteen and twenty-four month periods.  The loss history used in calculating our quantitative allowance coverage percentages varies based on loan type.  Also, for a particular loan type we may not have sufficient loss history to develop a reasonable estimate of loss and consider our loss experience for other, similar loan types and may evaluate those losses over a longer period than two years.  Additionally, multi-family and commercial real estate loss experience may be adjusted based on the composition of the losses (loan sales, short sales and partial charge-offs).  We update our historical loss analyses quarterly and evaluate the need to modify our quantitative allowances as a result of our updated charge-off and loss analyses.  We also consider qualitative factors with the purpose of assessing the adequacy of the overall allowance for loan losses as well as the allocation of the allowance for loan losses by portfolio.

Allowance adequacy calculations are adjusted quarterly, based on the results of our quantitative and qualitative analyses, to reflect our current estimates of the amount of probable losses inherent in our loan portfolio in determining our allowance for loan losses.  During the 2013 first quarter, the allowance for loan losses allocated to residential mortgage loans over 180 days delinquent with a charge-off, previously determined within our qualitative analysis, has been presented as attributable to these loans individually evaluated for impairment.  The portion of the allowance allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance for loan losses is available for losses applicable to the entire loan portfolio.

The following tables set forth the changes in our allowance for loan losses by loan receivable segment for the periods indicated.

	For the Three Months Ended March 31, 2013
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Balance at January 1, 2013	$89,267	$35,514	$14,404	$6,316	$145,501
Provision charged (credited) to operations	8,906	191	(815)	844	9,126
Charge-offs	(8,313)	(2,941)	(1,194)	(906)	(13,354)
Recoveries	1,686	1,188	—	103	2,977
Balance at March 31, 2013	$91,546	$33,952	$12,395	$6,357	$144,250

	For the Three Months Ended March 31, 2012
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Balance at January 1, 2012	$105,991	$35,422	$11,972	$3,800	$157,185
Provision charged (credited) to operations	988	9,860	(1,232)	384	10,000
Charge-offs	(17,704)	(432)	(339)	(600)	(19,075)
Recoveries	1,623	77	1	88	1,789
Balance at March 31, 2012	$90,898	$44,927	$10,402	$3,672	$149,899

The following table sets forth the balances of our residential interest-only mortgage loans at March 31, 2013 by the period in which such loans are scheduled to enter their amortization period.

(In Thousands)	Recorded Investment
Amortization scheduled to begin:
Within one year	$ 205,246
More than one year to three years	1,388,990
More than three years to five years	1,084,140
Over five years	194,877
Total	$ 2,873,253

The following tables set forth the balances of our residential mortgage and consumer and other loan receivable segments by class and credit quality indicator at the dates indicated.

At March 31, 2013
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$ 1,771,865	$ 5,884,006	$ 847,753	$ 350,213	$ 217,131	$ 35,376
Non-performing:
Current or past due less than 90 days	25,490	9,653	30,691	6,499	252	—
Past due 90 days or more	92,128	43,320	105,326	30,369	6,178	68
Total	$ 1,889,483	$ 5,936,979	$ 983,770	$ 387,081	$ 223,561	$ 35,444

	At December 31, 2012
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$ 1,901,875	$ 6,260,546	$ 891,813	$ 365,941	$ 225,461	$ 32,125
Non-performing:
Current or past due less than 90 days	1,614	1,312	6,228	1,226	—	—
Past due 90 days or more	97,907	43,014	107,254	32,496	6,459	49
Total	$ 2,001,396	$ 6,304,872	$1,005,295	$ 399,663	$ 231,920	$ 32,174

The following table sets forth the balances of our multi-family and commercial real estate mortgage loan receivable segments by credit quality indicator at the dates indicated.

	At March 31, 2013		At December 31, 2012
(In Thousands)	Multi-Family	Commercial Real Estate	Multi-Family	Commercial Real Estate
Not criticized	$2,456,069	$ 754,204	$ 2,271,006	$ 706,334
Criticized:
Special mention	51,843	21,378	54,956	28,210
Substandard	68,406	39,487	80,716	39,372
Doubtful	—	—	—	—
Total	$2,576,318	$ 815,069	$ 2,406,678	$ 773,916

The following tables set forth the balances of our loans receivable and the related allowance for loan loss allocation by segment and by the impairment methodology followed in determining the allowance for loan losses at the dates indicated.

	At March 31, 2013
	Mortgage Loans
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	Consumer and Other Loans	Total
Loans:
Individually evaluated for impairment	$336,427	$50,917	$18,888	$—	$406,232
Collectively evaluated for impairment	8,860,886	2,525,401	796,181	259,005	12,441,473
Total loans	$9,197,313	$2,576,318	$815,069	$259,005	$12,847,705
Allowance for loan losses:
Individually evaluated for impairment	$24,484	$1,157	$300	$—	$25,941
Collectively evaluated for impairment	67,062	32,795	12,095	6,357	118,309
Total allowance for loan losses	$91,546	$33,952	$12,395	$6,357	$144,250

	At December 31, 2012
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Loans:
Individually evaluated for impairment	$272,146	$56,116	$18,644	$—	$346,906
Collectively evaluated for impairment	9,439,080	2,350,562	755,272	264,094	12,809,008
Total loans	$9,711,226	$2,406,678	$773,916	$264,094	$13,155,914
Allowance for loan losses:
Individually evaluated for impairment	$1,001	$2,576	$1,469	$—	$5,046
Collectively evaluated for impairment	88,266	32,938	12,935	6,316	140,455
Total allowance for loan losses	$89,267	$35,514	$14,404	$6,316	$145,501

The following table summarizes information related to our impaired mortgage loans by segment and class at the dates indicated.

	At March 31, 2013				At December 31, 2012
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
With an allowance recorded:
Residential:
Full documentation interest-only	$ 134,138	$ 105,291	$ (8,196)	$ 97,095	$ 10,740	$ 10,740	$ (241)	$ 10,499
Full documentation amortizing	31,131	27,390	(2,205)	25,185	6,122	6,122	(347)	5,775
Reduced documentation interest-only	201,169	151,621	(10,270)	141,351	12,893	12,893	(277)	12,616
Reduced documentation amortizing	31,670	25,667	(3,813)	21,854	3,889	3,889	(136)	3,753
Multi-family	17,083	17,083	(1,157)	15,926	19,704	19,704	(2,576)	17,128
Commercial real estate	8,727	8,727	(300)	8,427	10,835	10,835	(1,469)	9,366
Without an allowance recorded:
Residential:
Full documentation interest-only	28,717	20,088	—	20,088	122,275	86,607	—	86,607
Full documentation amortizing	8,825	6,370	—	6,370	23,489	17,962	—	17,962
Reduced documentation interest-only	—	—	—	—	166,477	116,514	—	116,514
Reduced documentation amortizing	—	—	—	—	23,419	17,419	—	17,419
Multi-family	40,467	33,834	—	33,834	44,341	36,412	—	36,412
Commercial real estate	16,551	10,161	—	10,161	13,256	7,809	—	7,809
Total impaired loans	$ 518,478	$ 406,232	$ (25,941)	$ 380,291	$ 457,440	$ 346,906	$ (5,046)	$ 341,860

The following table sets forth the average recorded investment, interest income recognized and cash basis interest income related to our impaired mortgage loans by segment and class for the periods indicated.

	For the Three Months Ended March 31,
	2013			2012
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Residential:
Full documentation interest-only	$91,571	$573	$644	$10,466	$91	$93
Full documentation amortizing	23,099	115	128	3,933	40	40
Reduced documentation interest-only	136,342	901	1,002	11,464	117	121
Reduced documentation amortizing	23,487	90	110	1,896	23	22
Multi-family	18,394	173	174	50,079	554	802
Commercial real estate	9,781	82	102	14,554	159	169
Without an allowance recorded:
Residential:
Full documentation interest-only	19,792	82	80	79,553	345	341
Full documentation amortizing	5,824	50	50	18,294	52	56
Reduced documentation interest-only	4,172	—	—	112,704	522	536
Reduced documentation amortizing	—	—	—	15,893	124	123
Multi-family	35,122	407	441	5,820	174	174
Commercial real estate	8,985	132	122	3,001	139	131
Total impaired loans	$376,569	$2,605	$2,853	$327,657	$2,340	$2,608

The following table sets forth information about our mortgage loans receivable by segment and class at March 31, 2013 and 2012 which were modified in a TDR during the periods indicated.

	Modifications During the Three Months Ended March 31,
	2013			2012
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at March 31, 2013	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at March 31, 2012
Residential:
Full documentation interest-only	6	$ 1,504	$ 1,461	—	$ —	$ —
Full documentation amortizing	2	781	781	—	—	—
Reduced documentation interest-only	11	3,433	3,349	3	914	914
Reduced documentation amortizing	3	742	730	4	1,549	1,473
Multi-family	3	2,784	2,476	6	26,037	25,233
Commercial real estate	1	1,539	1,350	1	999	941
Total	26	$ 10,783	$ 10,147	14	$29,499	$ 28,561

The following table sets forth information about our mortgage loans receivable by segment and class at March 31, 2013 and 2012 which were modified in a TDR during the twelve months ended March 31, 2013 and 2012 and had a payment default subsequent to the modification during the periods indicated.

	For the Three Months Ended March 31,
	2013		2012
(Dollars In Thousands)	Number of Loans	Recorded Investment at March 31, 2013	Number of Loans	Recorded Investment at March 31, 2012
Residential:
Full documentation interest-only	19	$ 5,265	2	$ 524
Full documentation amortizing	7	1,176	1	81
Reduced documentation interest-only	21	7,986	7	3,493
Reduced documentation amortizing	5	991	6	1,780
Multi-family	—	—	1	1,785
Commercial real estate	1	1,363	—	—
Total	53	$ 16,781	17	$ 7,663

For additional information regarding our loans receivable and allowance for loan losses, see “Asset Quality” and “Critical Accounting Policies” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

5.     Preferred Stock

On March 19, 2013, in a public offering, we sold 5,400,000 depositary shares, each representing a 1/40th interest in a share of our 6.50% Non-Cumulative Perpetual Preferred Stock, Series C, $1.00 par value per share, $1,000 liquidation preference per share (equivalent to $25.00 per depositary share), or Series C Preferred Stock.  We issued 135,000 shares of the Series C Preferred Stock in connection with the sale of the depositary shares.  The aggregate proceeds from the offering, net of underwriting discounts and other issuance costs, were approximately $129.8 million.

The Series C Preferred Stock, and corresponding depositary shares, may be redeemed at our option, in whole or in part, on April 15, 2018, or on any dividend payment date occurring thereafter, at a redemption price of $1,000 per share (equivalent to $25.00 per depositary share), plus any declared and unpaid dividends (without accumulation of any undeclared dividends). The Series C Preferred Stock may also be redeemed in whole, but not in part, at any time upon the occurrence of a “regulatory capital treatment event,” as defined in the certificate of designations included in the registration statement on Form 8-A filed with the SEC on March 19, 2013.  The holders of the Series C Preferred Stock, and the corresponding depositary shares, do not have the right to require the redemption or repurchase of the Series C Preferred Stock.

Dividends will be payable on the Series C Preferred Stock when, as and if declared by our board of directors, on a non-cumulative basis quarterly in arrears on January 15, April 15, July 15 and October 15 of each year at an annual rate of 6.50% on the liquidation preference of $1,000 per share, beginning on July 15, 2013.  No dividend shall be declared, paid, or set aside for payment on our common stock unless the full dividends for the most recently completed dividend period have been declared and paid on our Series C Preferred Stock.

6.     Earnings Per Common Share

The following table is a reconciliation of basic and diluted earnings per common share, or EPS.

	For the Three Months Ended March 31,
(In Thousands, Except Share Data)	2013	2012
Net income	$ 13,852	$ 9,996
Income allocated to participating securities	(158)	—
Income attributable to common shareholders	$ 13,694	$ 9,996
Average number of common shares outstanding — basic	96,674,729	95,018,867
Dilutive effect of stock options (1)	—	—
Average number of common shares outstanding — diluted	96,674,729	95,018,867

Income per common share attributable to common shareholders:
Basic	$ 0.14	$ 0.11
Diluted	$ 0.14	$ 0.11

(1)

Excludes options to purchase 2,825,855 shares of common stock which were outstanding during the three months ended March 31, 2013 and options to purchase 5,822,224 shares of common stock which were outstanding during the three months ended March 31, 2012 because their inclusion would be anti-dilutive.

For EPS computations, unvested shares of restricted common stock represent participating securities, whereas unvested restricted stock units are treated as potential common shares with the dilutive effect calculated using the treasury stock method.  However, the units are excluded from the denominator for both the basic and diluted EPS computations until the performance conditions are satisfied.  As a result, unvested restricted stock units were excluded from the EPS computation for the three months ended March 31, 2013.  There were no unvested restricted stock units outstanding during the three months ended March 31, 2012.  See Note 9 for additional information about the restricted stock units granted in 2013.

7.     Other Comprehensive Income/Loss

The following disclosures reflect our adoption, effective January 1, 2013, of the guidance in Accounting Standards Update, or ASU, 2013-02, “Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The guidance in ASU 2013-02 is effective prospectively for reporting periods beginning after

December 15, 2012 and is presentation related only.  Our adoption of ASU 2013-02 did not have an impact on our financial condition or results of operations.

The following table sets forth the components of accumulated other comprehensive loss at March 31, 2013 and December 31, 2012 and the changes during the three months ended March 31, 2013.

(In Thousands)	At December 31, 2012	Other Comprehensive Income	At March 31, 2013
Net unrealized gain on securities available-for-sale	$ 7,451	$ 130	$ 7,581
Net actuarial loss on pension plans and other postretirement benefits	(77,115)	627	(76,488)
Prior service cost on pension plans and other postretirement benefits	(3,426)	34	(3,392)
Accumulated other comprehensive loss	$(73,090)	$ 791	$(72,299)

The following table sets forth the components of other comprehensive income for the three months ended March 31, 2013.

(In Thousands)	Before Tax Amount	Tax Expense	After Tax Amount
Net unrealized holding gain on securities available-for-sale arising during the period	$ 200	$ (70)	$ 130
Reclassification adjustment for net actuarial loss included in net income	967	(340)	627
Reclassification adjustment for prior service cost included in net income	53	(19)	34
Other comprehensive income	$ 1,220	$ (429)	$ 791

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of income and the affected line item in the statement where net income is presented.

(In Thousands)	For the Three Months Ended March 31, 2013
Net actuarial loss and prior service cost on pension plans and other postretirement benefits (1):
Income statement line item:
Compensation and benefits:
Recognized net actuarial loss	$ 967
Amortization of prior service cost	53
Compensation and benefits	1,020
Income tax benefit	(359)
Net of tax	$ 661

(1)

These accumulated other comprehensive loss components are included in the computations of net periodic cost for our defined benefit pension plans and other postretirement benefit plan. See Note 8 for additional details.

8.     Pension Plans and Other Postretirement Benefits

The following table sets forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan for the periods indicated.

	Pension Benefits		Other Postretirement Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
(In Thousands)	2013	2012	2013	2012
Service cost	$ —	$ 1,514	$ 318	$ 195
Interest cost	2,410	3,002	351	363
Expected return on plan assets	(3,188)	(2,618)	—	—
Recognized net actuarial loss	779	3,238	188	162
Amortization of prior service cost (credit)	53	11	—	(7)
Settlement	—	7	—	—
Net periodic cost	$ 54	$ 5,154	$ 857	$ 713

Effective April 30, 2012, the Astoria Federal Savings and Loan Association Employees’ Pension Plan, the Astoria Federal Savings and Loan Association Excess Benefit Plan, the Astoria Federal Savings and Loan Association Supplemental Benefit Plan and the Astoria Federal Savings and Loan Association Directors’ Retirement Plan were amended to, among other things, change the manner in which benefits were computed for service through April 30, 2012 and to suspend accrual of additional benefits for all of the aforementioned plans effective April 30, 2012.  These amendments resulted in a significant reduction in net periodic cost for our defined benefit pension plans for periods subsequent to April 30, 2012.

9.     Stock Incentive Plans

During the three months ended March 31, 2013, 489,420 shares of restricted common stock were granted to select officers under the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan, of which 475,140 shares vest one-third per year on or about December 16, beginning December 16, 2013, 6,000 shares vest one-third per year on or about January 7, beginning January 7, 2014, and 8,280 were forfeited as of March 31, 2013.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2005 Employee Stock Plan, all restricted common stock granted pursuant to such plan immediately vests.

During the three months ended March 31, 2013, 41,690 shares of restricted common stock were granted to directors under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, of which 36,020 remain outstanding at March 31, 2013 and vest 100% in January 2016, although awards immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.

The following table summarizes restricted common stock activity in our stock incentive plans for the three months ended March 31, 2013.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	1,146,657	$ 14.87
Granted	531,110	9.70
Vested	(275,905)	(23.75)
Forfeited	(38,902)	(11.46)
Nonvested at March 31, 2013	1,362,960	11.16

In addition to the activity described above, during the three months ended March 31, 2013, 432,300 performance-based restricted stock units were granted to select officers under the 2005 Employee Stock Plan, with a grant date fair value of $9.22 per unit, of which 424,000 units remain outstanding at March 31, 2013.  Each restricted stock unit granted represents a right, under the 2005 Employee Stock Plan, to receive one share of our common stock in the future, subject to meeting certain criteria.  The restricted stock units have specified performance objectives within a specified performance measurement period and no voting or dividend rights prior to vesting and delivery of shares.  The performance measurement period for these restricted stock units is the fiscal year ending December 31, 2015 and the vest date is February 1, 2016.  Shares will be issued on the vest date at either 100%, 75%, 50% or 0% of units granted based on actual performance during the performance measurement period.  Absent a change of control, if a grantee’s employment terminates prior to December 31, 2015 all restricted stock units will be forfeited.  In the event the grantee terminates his/her employment during the period between December 31, 2015 and February 1, 2016 due to death, disability, retirement or a change of control, the grantee will remain entitled to the shares otherwise earned.

Stock-based compensation expense is recognized on a straight-line basis over the vesting period and totaled $1.1 million, net of taxes of $609,000, for the three months ended March 31, 2013 and $336,000, net of taxes of $184,000, for the three months ended March 31, 2012.  At March 31, 2013, pre-tax compensation cost related to all nonvested awards of restricted common stock and restricted stock units not yet recognized totaled $15.6 million and will be recognized over a weighted average period of approximately 2.4 years, which excludes $1.8 million of pre-tax compensation cost related to 65,000 shares of performance-based restricted common stock granted in 2011 and 106,000 performance-based restricted stock units granted in 2013 for which compensation cost will begin to be recognized when the achievement of the performance conditions becomes probable.

As a result of the resignation and retirement of several executive officers during the 2012 first quarter, the level of forfeitures in 2012 significantly exceeded our original estimate of restricted common stock forfeitures based on our prior experience.  As a result, we reversed stock-based compensation expense during the 2012 first quarter totaling $569,000, net of taxes of $310,000, representing stock-based compensation expense previously recognized on unvested shares of restricted common stock which will not vest as a result of forfeitures.

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

	Carrying Value at March 31, 2013
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$ 299,203	$ —	$ 299,203
Non-GSE issuance REMICs and CMOs	10,084	—	10,084
GSE pass-through certificates	20,491	—	20,491
Obligations of GSEs	98,595	—	98,595
Fannie Mae stock	1	1	—
Total securities available-for-sale	$ 428,374	$ 1	$ 428,373

	Carrying Value at December 31, 2012
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$ 204,827	$ —	$ 204,827
Non-GSE issuance REMICs and CMOs	11,219	—	11,219
GSE pass-through certificates	21,375	—	21,375
Obligations of GSEs	98,879	—	98,879
Fannie Mae stock	—	—	—
Total securities available-for-sale	$ 336,300	$ —	$ 336,300

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

Residential mortgage-backed securities

Residential mortgage-backed securities comprised 77% of our securities available-for-sale portfolio at March 31, 2013 and 71% at December 31, 2012.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  GSE securities, for which an active market exists for similar securities making observable inputs readily available, comprised 97% of our available-for-sale residential mortgage-backed securities portfolio at March 31, 2013 and 95% at December 31, 2012.

We analyze changes in the pricing service fair values from month to month taking into consideration changes in market conditions including changes in mortgage spreads, changes in treasury yields and changes in generic pricing on fifteen and thirty year securities.  Each month we conduct a review of the estimated fair values of our fixed rate REMICs and CMOs available-for-sale which represented 93% of our residential mortgage-backed securities available-for-sale at March 31, 2013 and 90% at December 31, 2012.  We generate prices based upon a “spread matrix” approach for estimating values.  Market spreads are obtained from independent third party firms who trade these types of securities.  Any notable differences between the pricing service prices and “spread matrix” prices on individual securities are analyzed further, including a review of prices provided by other independent parties, a yield analysis and review of average life changes using Bloomberg analytics and a review of historical pricing on the particular security.  Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

Obligations of GSEs

Obligations of GSEs comprised 23% of our securities available-for-sale portfolio at March 31, 2013 and 29% at December 31, 2012 and consisted of debt securities issued by GSEs.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service gathers information from market sources and integrates relative credit information, observed market movements and sector news into their pricing applications and models.  Spread scales, representing credit risk, are created and are based on the new issue market, secondary trading and dealer quotes.  Option adjusted spread models are incorporated to adjust spreads of issues that have early redemption features.  Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

Fannie Mae stock

The fair value of the Fannie Mae stock in our available-for-sale securities portfolio is obtained from quoted market prices for identical instruments in active markets and, as such, is classified as Level 1.

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

	Carrying Value
(In Thousands)	At March 31, 2013	At December 31, 2012
Non-performing loans held-for-sale, net	$8,225	$3,881
Impaired loans	285,723	282,723
MSR, net	8,465	6,947
REO, net	16,111	20,796
Total	$318,524	$314,347

The following table provides information regarding the losses recognized on our assets measured at fair value on a non-recurring basis for the periods indicated.

	For the Three Months Ended March 31,
(In Thousands)	2013	2012
Non-performing loans held-for-sale, net (1)	$ 2,604	$ 54
Impaired loans (2)	8,378	15,875
REO, net (3)	1,137	2,534
Total	$ 12,119	$ 18,463

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

Loans-held-for-sale, net (non-performing loans held-for-sale)

Fair values of non-performing loans held-for-sale are estimated through either preliminary bids from potential purchasers of the loans or the estimated fair value of the underlying collateral discounted for factors necessary to solicit acceptable bids, and adjusted as necessary based on management’s experience with sales of similar types of loans and, as such, are classified as Level 3.  Substantially all of the non-performing loans held-for-sale at March 31, 2013 and December 31, 2012 were multi-family mortgage loans.

Loans receivable, net (impaired loans)

Loans which meet certain criteria are evaluated individually for impairment.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans were comprised of 83% residential mortgage loans and 17% multi-family and commercial real estate mortgage loans at March 31, 2013 and 78% residential mortgage loans and 22% multi-family and commercial real estate mortgage loans at December 31, 2012.  Impaired loans for which a fair value adjustment was recognized were comprised of 85% residential mortgage loans and 15% multi-family and commercial real estate mortgage loans at March 31, 2013 and 84% residential mortgage loans and 16% multi-family and commercial real estate mortgage loans at December 31, 2012.  Our impaired loans are generally collateral dependent and, as such, are generally carried at the estimated fair value of the collateral less estimated selling costs.

We obtain updated estimates of collateral values on residential mortgage loans at 180 days past due and earlier in certain instances, including for loans to borrowers who have filed for bankruptcy, and, to the extent the loans remain delinquent, annually thereafter.  Updated estimates of collateral value on residential loans are obtained primarily through automated valuation models.  Additionally, our loan servicer performs property inspections to monitor and manage the collateral on our residential loans when they become 45 days past due and monthly thereafter until the foreclosure process is complete.  We obtain updated estimates of collateral value using third party appraisals on non-performing multi-family and commercial real estate loans when the loans initially become non-performing and annually thereafter and multi-family and commercial real estate loans modified in a TDR at the time of the modification and annually thereafter.  Appraisals on multi-family and commercial real estate loans are reviewed by our internal certified appraisers.  Adjustments to final appraised values obtained from independent third party appraisers and automated valuation models are not made.  The fair values of impaired loans cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

MSR, net

The right to service loans for others is generally obtained through the sale of residential mortgage loans with servicing retained.  MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At March 31, 2013, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 10.93%, a weighted average constant prepayment rate on mortgages of 18.40% and a weighted average life of 4.3 years.  At December 31, 2012, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 10.95%, a weighted average constant prepayment rate on mortgages of 23.12% and a weighted average life of 3.4 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

REO, net

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure, all of which were residential properties at March 31, 2013 and December 31, 2012, and is carried, net of allowances for losses, at the lower of cost or fair value less estimated selling costs.  The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

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

	At March 31, 2013
	Carrying	Estimated Fair Value
(In Thousands)	Value	Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$ 1,709,427	$ 1,732,726	$ 1,732,726	$ —
FHLB-NY stock	145,502	145,502	145,502	—
Loans held-for-sale, net (1)	31,548	32,154	—	32,154
Loans receivable, net (1)	12,767,533	12,909,105	—	12,909,105
MSR, net (1)	8,465	8,466	—	8,466
Financial Liabilities:
Deposits	10,445,333	10,567,986	10,567,986	—
Borrowings, net	3,908,629	4,356,982	4,356,982	—

(1) Includes assets measured at fair value on a non-recurring basis.

	At December 31, 2012
	Carrying	Estimated Fair Value
(In Thousands)	Value	Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$ 1,700,141	$ 1,725,090	$ 1,725,090	$ —
FHLB-NY stock	171,194	171,194	171,194	—
Loans held-for-sale, net (1)	76,306	78,486	—	78,486
Loans receivable, net (1)	13,078,471	13,311,997	—	13,311,997
MSR, net (1)	6,947	6,948	—	6,948
Financial Liabilities:
Deposits	10,443,958	10,588,073	10,588,073	—
Borrowings, net	4,373,496	4,857,989	4,857,989	—

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

Federal Home Loan Bank, or FHLB-NY, stock

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

City of New York Notice of Determination

By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York has notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies relate to our operation of two subsidiaries of Astoria Federal, Fidata Service Corp., or Fidata, and Astoria Federal Mortgage Corp., or AF Mortgage.  We disagree with the assertion of the tax deficiencies.  Hearings in this matter were held before the New York City Tax Appeals Tribunal, or the NYC Tax Appeals Tribunal, in March and April 2013.  The NYC Tax Appeals Tribunal is not expected to render a decision in this matter until the 2014 second quarter.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at March 31, 2013 with respect to this matter.

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

Automated Transactions LLC Litigation

In November 2009, an action entitled Automated Transactions LLC v. Astoria Financial Corporation and Astoria Federal Savings and Loan Association was commenced in the U.S. District Court for the Southern District of New York, or the Southern District Court, against us by Automated Transactions LLC, alleging patent infringement involving integrated banking and transaction machines, including automated teller machines, or ATMs, that we utilize.  We were served with the summons and complaint in such action in March 2010.  The plaintiff seeks unspecified monetary damages and an injunction preventing us from continuing to utilize the allegedly infringing machines.  We filed an answer and counterclaims to the plaintiff’s complaint in March 2010.

In May 2010, the plaintiff filed an amended complaint at the direction of the Southern District Court containing substantially the same allegations as the original complaint.  We subsequently moved to dismiss the amended complaint.  In March 2011, the Southern District Court entered an order on the record that dismissed all claims against Astoria Financial Corporation but denied the motion to dismiss the claims against Astoria Federal for alleged direct patent infringement.  The order also dismissed in part the claims against Astoria Federal for alleged inducement of our customers to violate plaintiff’s patents and for Astoria Federal’s allegedly willful violation of the plaintiff’s patents, allowing claims to continue only for alleged inducement and willful infringement after our receiving notice of the pending suit from plaintiff’s counsel.  In March 2011, we answered the amended complaint substantially denying the allegations.

In July 2012, we filed a motion for summary judgment for non-infringement, which remains pending before the Southern District Court, based on a recent ruling by the U.S. Court of Appeals for the Federal District affirming the U.S. District Court for the District of Delaware, or the Delaware District Court, decision to grant summary judgment in favor of a defendant in an action involving the same plaintiff making substantially similar allegations with respect to identical and substantially similar patents as those involved in the action against us.

By Order dated April 1, 2013 the U.S. Judicial Panel on Multidistrict Litigation transferred this action to the Delaware District Court to be centralized with other cases involving the same plaintiff and common questions of fact.

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

Lefkowitz Litigation

In February 2012, we were served with a summons and complaint in a putative class action entitled Ellen Lefkowitz, individually and on behalf of all Persons similarly situated v. Astoria Federal Savings and Loan Association which was commenced in the Supreme Court of the State of New York, County of Queens, or the Queens County Supreme Court, against us alleging that during the proposed class period, we improperly charged overdraft fees to customer accounts when accounts were not overdrawn, improperly reordered electronic debit transactions from the highest to the lowest dollar amount and processed debits before credits to deplete accounts and maximize overdraft fee income.  The complaint contains the further assertion that we did not adequately inform our customers that they had the option to “opt-out” of overdraft services.  In May 2012, we moved to dismiss the complaint.  In July 2012, the Queens County Supreme Court issued an order dismissing the complaint in its entirety.  In September 2012, the plaintiff filed a notice of appeal with the Supreme Court of the State of New York, Appellate Division, Second Judicial Department, or the New York Supreme Court.  The plaintiff failed to perfect the appeal by the March 7, 2013 deadline.  Unless the New York Supreme Court were to permit a request from the plaintiff to perfect the appeal after the deadline, the causes of action asserted in the complaint will be barred under applicable law.

To the extent the plaintiff continues to pursue this claim, we will continue to vigorously defend this lawsuit.  We cannot at this time estimate the possible loss or range of loss, if any.  No assurance can be given at this time that the plaintiff will not continue to pursue this litigation against us, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

12.             Subsequent Event

On April 10, 2013, we called our Junior Subordinated Debentures for prepayment in whole pursuant to the optional prepayment provisions of the indenture for the Junior Subordinated Debentures.  The prepayment is scheduled to occur on May 10, 2013.  The prepayment price for the Junior Subordinated Debentures will be 103.413% of the $128.9 million aggregate principal amount of the Junior Subordinated Debentures outstanding, plus accrued and unpaid interest to, but not including, the date of repayment.

As a result of the prepayment in whole of the Junior Subordinated Debentures, Astoria Capital Trust I will simultaneously apply the proceeds of such prepayment to redeem its $125.0 million aggregate liquidation amount of Capital Securities, as well as the $3.9 million of common securities owned by Astoria Financial Corporation.  The prepayment of the Junior Subordinated Debentures on May 10, 2013 will result in a net prepayment penalty of $4.3 million in the 2013 second quarter.  See Note 1 for additional information on Astoria Capital Trust I, the Capital Securities and our Junior Subordinated Debentures.

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

Astoria Financial Corporation is a Delaware corporation organized as the unitary savings and loan association holding company of Astoria Federal.  As the premier Long Island community bank, our goals are to enhance shareholder value while continuing to build a solid banking franchise.  We focus on growing our core businesses of mortgage portfolio lending and retail banking while maintaining strong asset quality and controlling operating expenses.  We have been developing strategies to grow other loan categories to diversify earning assets and to increase low cost core deposits.  These strategies include a greater level of participation in the multi-family and commercial real estate mortgage lending markets and, over time, expanding our array of business banking products and services, focusing on small and mid-sized businesses with an emphasis on attracting clients from larger competitors.  We are also considering expanding our branch network into Manhattan and additional locations on Long Island.

We are impacted by both national and regional economic factors with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area.  Although the U.S. economy has begun showing signs of improvement, the operating environment continues to remain challenging. Interest rates are expected to remain at historic lows for the near term.  The national unemployment rate, while still at a high level, declined to 7.6% for March 2013, compared to a peak of 10.0% for October 2009, and new job growth, while remaining slow, continued during the 2013 first quarter.  Softness persists in the housing and real estate markets, although the extent of such softness varies from region to region.  With respect to our multi-family mortgage loan origination activities, primarily focused in New York, we continue to observe favorable market conditions.

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business has changed significantly in recent years.  As described in more detail in Part I, Item 1A, “Risk Factors,” in our 2012 Annual Report on Form 10-K, certain aspects of the Reform Act continue to have a significant impact on us, including the expanded regulatory burden resulting from oversight of Astoria Federal by the OCC and the CFPB and oversight of Astoria Financial Corporation by the FRB, as well as changes to, and significant increases in, federal deposit insurance premiums, the imposition of consolidated holding company capital requirements and the roll back of federal preemption applicable to certain of our operations.  The FRB issued notices of proposed rulemaking during 2012 that would subject all savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements.  Although implementation of the rules has been delayed, we are continuing to review and prepare for the impact that the Reform Act, Basel III capital standards and related proposed rulemaking will have on our business, financial condition and results of operations.

Net income for the three months ended March 31, 2013 increased compared to the three months ended March 31, 2012, reflecting a reduction of non-interest expense which more than offset lower net interest income and non-interest income.

Net interest income for the three months ended March 31, 2013 was lower compared to the three months ended March 31, 2012, as a decrease in interest income exceeded a decline in interest expense.  The net interest rate spread and the net interest margin each declined just one basis point for the 2013 first quarter compared to the 2012 first quarter.  These changes reflect a more rapid decline in the yields on average interest-earning assets than the decline in the costs of average interest-bearing liabilities.  The lower level of interest income for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily reflects the decline in the average yield on interest-earning assets.  In addition, decreases in the average balances of residential mortgage loans and mortgage-backed and other securities resulted in a reduction in interest income which was substantially offset by the additional interest income resulting from an increase in the average balance of our multi-family and commercial real estate mortgage loan portfolio.  The decline in interest expense for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, is primarily due to the decrease in the average cost of interest-bearing liabilities, coupled with a decline in the average balance of certificates of deposit.

The provision for loan losses for the 2013 first quarter totaled $9.1 million, compared to $10.0 million for the 2012 first quarter.  The allowance for loan losses totaled $144.3 million at March 31, 2013, compared to $145.5 million at December 31, 2012.  The slight decline in the allowance for loan losses reflects the general stabilizing trend in overall asset quality we have experienced since 2010 as total delinquencies have continued to decline.  While the level of loans past due 90 days or more has continued its downward trend in the 2013 first quarter, we expect the levels will remain somewhat elevated for some time, especially in certain states where judicial foreclosure proceedings are required.  Notwithstanding the decline in total delinquencies, our non-performing loans increased as of March 31, 2013 as compared to December 31, 2012.  This increase is primarily attributable to the addition of bankruptcy loans discharged prior to 2012 which are current or less than 90 days past due totaling $54.3 million.  In the 2013 first quarter, in addition to bankruptcy loans placed on non-accrual status and reported as non-performing loans as of December 31, 2012, we also included bankruptcy loans discharged prior to 2012 regardless of the delinquency status of the loans.  Such loans continue to generate interest income on a cash basis as payments are received.  The allowance for loan losses at March 31, 2013 reflects the composition and size of our loan portfolio, the levels and composition of loan delinquencies and non-performing loans, our loss history and our evaluation of the housing and real estate markets and the current economic environment.

Non-interest income decreased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  This decline is primarily due to gain on sales of securities in the 2012 first quarter and lower customer service fees in the 2013 first quarter compared to 2012, partially offset by an increase in mortgage banking income, net.

Non-interest expense decreased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  This decline largely relates to the impact of our cost control initiatives implemented in 2012 resulting in lower compensation and benefits expense, coupled with lower other non-interest expense and federal deposit insurance premium expense.  Non-interest expense for the three months ended March 31, 2013 also includes a reduction in compensation and benefits expense related to changes in certain compensation policies which became effective January 1, 2013, and an increase in occupancy, equipment and systems expense resulting from a one-time charge to conform to a straight-line basis the rental expense on operating leases for certain branch locations.

Total assets declined during the three months ended March 31, 2013, reflecting a decrease in our residential mortgage loan portfolio which was partially offset by increases in our multi-family and commercial real estate mortgage loan portfolio and our securities portfolio.  At March 31, 2013, our multi-family and commercial real estate mortgage loan portfolio represented 26% of our total loan portfolio, up from 24% at December 31, 2012.  This reflects our focus on repositioning the asset mix of our balance sheet, concentrating more on multi-family loans than on residential loans.  The decrease in our residential mortgage loan portfolio is the result of continued elevated levels of mortgage loan repayments which exceeded our origination and purchase volume in the 2013 first quarter.  Historic low interest rates for thirty year fixed rate conforming mortgage loans continue, thereby making the hybrid ARM loan product less attractive to borrowers.  Our residential mortgage loan origination and purchase volume continues to be negatively affected by this interest rate environment.

Total liabilities declined during the three months ended March 31, 2013, primarily due to a decrease in our borrowings portfolio.  Total deposits increased slightly during the three months ended March 31, 2013 as a result of a net increase in core deposits, consisting of low cost savings, money market and NOW and demand deposit accounts, more than offsetting a decline in certificates of deposit.  At March 31, 2013, total deposits include $563.1 million of business deposits, an increase of 15% since December 31, 2012, reflecting the expansion of our business banking initiatives which continue to facilitate growth in our core deposits by generating new core relationships within the community and deepening our existing relationships.  At March 31, 2013, low cost core deposits represented 64% of total deposits, up from 62% at December 31, 2012, and total deposits increased to 73% of total interest-bearing liabilities at March 31, 2013, up from 70% at December 31, 2012.

Stockholders’ equity increased as of March 31, 2013 compared to December 31, 2012.  The increase was primarily attributed to the issuance of preferred stock in the 2013 first quarter, the net proceeds from which will be used toward the prepayment, scheduled to occur on May 10, 2013, of our 9.75% Junior Subordinated Debentures.  See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements (Unaudited)” for additional information on the issuance of the preferred stock and see Note 12 for additional information on the scheduled prepayment of the 9.75% Junior Subordinated Debentures.

We continue to operate in a challenging economic and regulatory environment.  We will continue to concentrate on growing the multi-family and commercial real estate mortgage loan portfolio and increasing low cost core deposits.  We are encouraged by the success we have achieved on both sides of the balance sheet, which is reflected in the levels of our multi-family and commercial real estate mortgage loan originations during the 2013 first quarter and the significant increase in the pipeline for such loans as of March 31, 2013, compared to December 31, 2012, as well as the growth in retail and business core deposits during the 2013 first quarter.  We look forward to this growth continuing in the future which should help in our efforts to maintain the net interest margin for 2013 slightly higher than the margin for the year ended December 31, 2012.

Available Information

Our internet website address is www.astoriafederal.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports can be obtained free of charge from our investor relations website at

http://ir.astoriafederal.com.  The above reports are available on our website as soon as reasonably practicable after we file such material with, or furnish such material to, the SEC.  Such reports are also available on the SEC’s website at www.sec.gov/edgar/searchedgar/webusers.htm.

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of our 2012 Annual Report on Form 10-K, as supplemented by this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR, judgments regarding goodwill and securities impairment and the estimates related to our pension plans and other postretirement benefits are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions and estimates about highly uncertain matters.  Actual results may differ from our assumptions, estimates and judgments.  The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section of our 2012 Annual Report on Form 10-K.

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

Loan reviews are performed by our Asset Review Department quarterly for all loans individually classified by our Asset Classification Committee and are performed annually for multi-family and commercial real estate loans modified in a TDR, residential loans with balances of $1.0 million or greater, multi-family and commercial real estate mortgage loans with balances of $5.0 million or greater and commercial loans with balances of $500,000 or greater.  Further, multi-

family and commercial real estate portfolio management personnel also perform annual reviews for certain multi-family and commercial real estate mortgage loans with balances under $5.0 million and recommend further review by the Asset Review Department as appropriate.  In addition, our Asset Review Department will review annually borrowing relationships whose combined outstanding balance is $5.0 million or greater, with such reviews covering approximately fifty percent of the outstanding principal balance of the loans to such relationships.

We obtain updated estimates of collateral values on, and individually evaluate for impairment, residential mortgage loans at 180 days past due and earlier in certain instances, including for loans to borrowers who have filed for bankruptcy, and, to the extent the loans remain delinquent, annually thereafter.  Updated estimates of collateral values on residential loans are obtained primarily through automated valuation models. Additionally, our loan servicer performs property inspections to monitor and manage the collateral on our residential loans when they become 45 days past due and monthly thereafter until the foreclosure process is complete. We obtain updated estimates of collateral value using third party appraisals on non-performing multi-family and commercial real estate mortgage loans when the loans initially become non-performing and annually thereafter and multi-family and commercial real estate loans modified in a TDR at the time of the modification and annually thereafter.  Appraisals on multi-family and commercial real estate loans are reviewed by our internal certified appraisers.  We also obtain updated estimates of collateral value for certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral. Adjustments to final appraised values obtained from independent third party appraisers and automated valuation models are not made.

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

Pursuant to our policy, loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible for the portion of the recorded investment in the loan in excess of the estimated fair value of the underlying collateral less estimated selling costs or in excess of the present value of expected future cash flows.  Such charge-offs are taken primarily for residential mortgage loans at 180 days past due and annually thereafter.  These partial charge-offs on residential loans impact our credit quality metrics and trends.  The impact of updating the estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  We also evaluate, for potential charge-offs, loans modified in a TDR at the time of the modification and impaired multi-family and commercial real estate mortgage loans when the loans are identified as impaired.

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

Estimated losses for loans that are not individually deemed to be impaired are determined on a loan pool basis using our historical loss experience and various other qualitative factors and comprise our general valuation allowances.  General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities which, unlike individual valuation allowances, have not been allocated to particular loans.  The determination of the adequacy of the general valuation allowances takes into consideration a variety of factors.  We segment our residential mortgage loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans and year of origination and analyze our historical loss experience and delinquency levels and trends of these segments.  We analyze multi-family and commercial real estate loans by portfolio, geographic location and year of origination.  We analyze our consumer and other loan portfolio by home equity lines of credit, commercial loans, revolving credit lines and installment loans and perform similar historical loss analyses.  In our analysis of non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral along with the migration of delinquent loans based on the portfolio segments noted above.  These analyses and the resulting loss rates are used as an integral part of our judgment in developing estimated loss percentages to apply to the loan portfolio segments. We monitor credit risk on interest-only hybrid adjustable rate mortgage, or ARM, loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner that we monitor credit risk on all interest-only hybrid ARM loans.  We monitor interest rate reset dates of our loan portfolio, in the aggregate, and the current interest rate environment and consider the impact, if any, on borrowers’ ability to continue to make timely principal and interest payments in determining our allowance for loan losses.  We also consider the size, composition, risk profile and delinquency levels of our loan portfolio, as well as our credit administration and asset management procedures.  We monitor property value trends in our market areas by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our general valuation allowances.  In addition, we evaluate and consider the impact that current and anticipated economic and market conditions may have on the loan portfolio and known and inherent risks in the portfolio.  We update our analyses quarterly and continually refine our evaluations as experience provides clearer guidance, our product offerings change and as economic conditions evolve.

We analyze our historical loss experience over twelve, fifteen, eighteen and twenty-four month periods. The loss history used in calculating our quantitative allowance coverage percentages varies based on loan type.  Also, for a particular loan type we may not have sufficient loss history to develop a reasonable estimate of loss and consider our loss experience for other, similar loan types and may evaluate those losses over a longer period than two years.  Additionally, multi-family and commercial real estate loss experience may be adjusted based on the composition of the losses (loan sales, short sales and partial charge-offs).  We update our historical loss analyses quarterly and evaluate the need to modify our quantitative allowances as a result of our updated charge-off and loss analyses.

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

Allowance adequacy calculations are adjusted quarterly, based on the results of our quantitative and qualitative analyses, to reflect our current estimates of the amount of probable losses inherent in our loan portfolio in determining our allowance for loan losses.  Allocations of the allowance to each loan category are adjusted quarterly to reflect probable inherent losses using the same quantitative and qualitative analyses used in connection with the overall allowance adequacy calculations.  During the 2013 first quarter, the allowance for loan losses allocated to residential mortgage loans over 180 days delinquent with a charge-off, previously determined within our qualitative analysis, has been presented as attributable to these loans individually evaluated for impairment.  The portion of the allowance allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance for loan losses is available for losses applicable to the entire loan portfolio.

As a result of our updated charge-off and loss analyses, we modified certain allowance coverage percentages during the 2013 first quarter to reflect our current estimates of the amount of probable inherent losses in our loan portfolio in determining our general valuation allowances. Based on our evaluation of the composition and size of our loan portfolio, the levels and composition of our loan delinquencies and non-performing loans, our loss history, the housing and real estate markets and the current economic environment, we determined that an allowance for loan losses of $144.3 million was appropriate at March 31, 2013, compared to $145.5 million at December 31, 2012.  The provision for loan losses totaled $9.1 million for the three months ended March 31, 2013.

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

For additional information regarding our allowance for loan losses, see “Provision for Loan Losses” and “Asset Quality” in this document and Part II, Item 7, “MD&A,” in our 2012 Annual Report on Form 10-K.

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

At March 31, 2013, our MSR had an estimated fair value of $8.5 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.93%, a weighted average constant prepayment rate on mortgages of 18.40% and a weighted average life of 4.3 years.  At December 31, 2012, our MSR had an estimated fair value of $6.9 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.95%, a weighted average constant prepayment rate on mortgages of 23.12% and a weighted average life of 3.4 years.

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

At March 31, 2013, the carrying amount of our goodwill totaled $185.2 million.  As of September 30, 2012, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

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

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer.  GSE issuance mortgage-backed securities comprised 91% of our securities portfolio at March 31, 2013.  Non-GSE issuance mortgage-backed securities at March 31, 2013 comprised 1% of our securities portfolio and had an amortized cost of $15.2 million, with 67% classified as available-for-sale and 33% classified as held-to-maturity.  Substantially all of our non-GSE issuance securities are investment grade securities and they have performed similarly to our GSE issuance securities.  Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices.  The balance of our securities portfolio is primarily comprised of debt securities issued by GSEs.

The fair value of our securities portfolio is primarily impacted by changes in interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase.  During this period of historic low interest rates, securities backed by fixed rate residential mortgage loans have experienced accelerated rates of prepayments as interest rates have declined which has resulted in a decline in the estimated life of these securities and a decline in fair value.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.  At March 31, 2013, we held 42 securities with an estimated fair value totaling $568.2 million which had an unrealized loss totaling $3.6 million.  Of the securities in an unrealized loss position at March 31, 2013, $18.9 million, with an unrealized loss of $124,000, have been in a continuous unrealized loss position for more than twelve months.  At March 31, 2013, the impairments are deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expect to recover the entire amortized cost basis of the security.

Pension Benefits and Other Postretirement Benefit Plans

Astoria Federal has a qualified, non-contributory defined benefit pension plan covering employees meeting specified eligibility criteria.  Astoria Federal’s policy is to fund pension costs in accordance with the minimum funding requirement.  In addition, Astoria Federal has non-qualified and unfunded supplemental retirement plans covering certain officers and directors.  Effective April 30, 2012, the Astoria Federal Savings and Loan Association Employees’ Pension Plan, the Astoria Federal Savings and Loan Association Excess Benefit Plan, the Astoria Federal Savings and Loan Association Supplemental Benefit Plan and the Astoria Federal Savings and Loan Association Directors’ Retirement Plan were amended to, among other things, change the manner in which benefits were computed for service through April 30, 2012 and to suspend accrual of additional benefits for all of the aforementioned plans effective April 30, 2012.  We also sponsor a health care plan that provides for postretirement medical and dental coverage to select individuals.

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

For further information on the actuarial assumptions used for our pension benefits and other postretirement benefit plans and the impact of the 2012 plan amendments, see Note 14 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2012 Annual Report on Form 10-K.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities.  The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity.  Principal payments on loans and securities totaled $1.16 billion for the three months ended March 31, 2013, compared to $1.38 billion for the three months ended March 31, 2012.  The net decrease in loan and securities repayments for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was primarily due to a decrease in loan repayments.  While mortgage loan repayments declined in the 2013 first quarter compared to the 2012 first quarter, they remain at elevated levels due to historic low interest rates for thirty year fixed rate conforming loans, thereby making the hybrid ARM product less attractive to borrowers.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings.  Net cash provided by operating activities totaled $92.9 million for the three months ended March 31, 2013 and $62.2 million for the three months ended March 31, 2012.  Deposits increased slightly during the three months ended March 31, 2013 and decreased $133.0 million during the three months ended March 31, 2012.  The slight increase in deposits for the three months ended March 31, 2013 was due to an increase in core deposits which surpassed a decrease in certificates of deposit.  At March 31, 2013, total deposits include business deposits of $563.1 million, an increase of 15% since December 31, 2012, reflecting the expansion of our business banking initiatives which continue to facilitate growth in our core deposits by generating new core relationships within the community and deepening our existing relationships.  The net decrease in deposits for the three months ended March 31, 2012 was due to a decrease in certificates of deposit, offset by an increase in core deposits.  During the three months ended March 31, 2013 and 2012, we continued to allow high cost certificates of deposit to run off, while the increases in low cost core deposits appear to reflect customer preference for the liquidity these types of deposits provide.  Net borrowings decreased $464.9 million during the three months ended March 31, 2013 and increased $212.1 million during the three months ended March 31, 2012.  The decrease in net borrowings during the three months ended March 31, 2013 was primarily due to a decrease in FHLB-NY advances as a reduction in assets and the proceeds from the issuance of the Series C Preferred Stock during the 2013 first quarter provided additional liquidity to reduce our borrowings position.  The increase in net borrowings during the three months ended March 31, 2012 was primarily due to an increase in short-term FHLB-NY advances, partially offset by a decrease in reverse repurchase agreements, as we utilized low cost short-term FHLB-NY advances as a funding source, in part, to fund asset growth.  The growth in core deposits and the declines in certificates of deposit and borrowings during the three months ended March 31, 2013 reflect our efforts to reposition the liability mix of our balance sheet.  At March 31, 2013, low cost core deposits represented 64% of total deposits, up from 62% at December 31, 2012, and total deposits increased to 73% of total interest-bearing liabilities at March 31, 2013, up from 70% at December 31, 2012.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities.  Gross mortgage loans originated and purchased for portfolio during the three months ended March 31, 2013 totaled $579.1 million, of which $345.6 million were multi-family and commercial real estate loan originations, $161.5 million were residential loan originations and $72.0 million were purchases of individual residential mortgage loans through our third party loan origination program.  This compares to gross mortgage loans originated and purchased for portfolio during the three months ended March 31, 2012 totaling $1.22 billion, of which $344.3 million were multi-family loan originations, $562.9 million were residential loan originations and $317.5 million were residential loan purchases.  Residential mortgage loan origination and purchase volume for portfolio has been negatively affected for an extended period of time by the historic low interest rates for thirty year fixed rate conforming mortgage loans and the expanded conforming loan limits resulting in more borrowers opting for thirty year fixed rate conforming mortgage loans which we do not retain for portfolio and a reduced demand for jumbo hybrid ARM loans.  Multi-family and commercial real estate loan originations increased slightly during the three months ended March 31, 2013, compared to the three months ended March 31, 2012, reflecting continued strong loan production as we concentrate on growing these portfolios.  Purchases of securities totaled $383.6 million during the three months ended March 31, 2013 and $374.8 million during the three months ended March 31, 2012.

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

We maintain liquidity levels to meet our operational needs in the normal course of our business.  The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities.  Cash and due from banks totaled $127.8 million at March 31, 2013 and $121.5 million at December 31, 2012.  At March 31, 2013, we had $682.0 million in borrowings with a weighted average rate of 1.41% maturing over the next twelve months.  We have the flexibility to either repay or rollover these borrowings as they mature.  Included in our borrowings are various obligations which, by their terms, may be called by the counterparty.  At March 31, 2013, we had $1.95 billion of callable borrowings, all of which are contractually callable within three months and on a quarterly basis thereafter.  We believe the potential for these borrowings to be called does not present a liquidity concern as they have above current market coupons and, as such, are not likely to be called absent a significant increase in market interest rates.  In addition, we believe we can readily obtain replacement funding, although such funding may be at higher rates.  At March 31, 2013, FHLB-NY advances totaled $2.31 billion, or 59% of total borrowings.  We do not believe any of our borrowing counterparty concentrations represent a material risk to our liquidity.  In addition, we had $1.57 billion of certificates of deposit at March 31, 2013 with a weighted average rate of 0.93% maturing over the next twelve months.  We have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average rates at March 31, 2013.

	Borrowings			Certificates of Deposit
			Weighted		Weighted
			Average		Average
(Dollars in Millions)	Amount		Rate	Amount	Rate
Contractual Maturity:
Twelve months or less	$682		1.41%	$ 1,573	0.93%
Thirteen to twenty-four months	150	(1)	3.16	1,004	1.85
Twenty-five to thirty-six months	625	(2)	1.58	819	2.36
Thirty-seven to forty-eight months	1,125	(3)	3.44	236	1.81
Forty-nine to sixty months	1,200	(4)	4.48	137	1.17
Over sixty months	129	(5)	9.75	—	—
Total	$3,911		3.31%	$ 3,769	1.55%

(1)	Includes $100.0 million of callable borrowings with a rate of 4.16%.
(2)	Includes $100.0 million of callable borrowings with a rate of 4.19%.
(3)	Includes $800.0 million of callable borrowings with a weighted average rate of 4.37%.
(4)	Includes $950.0 million of callable borrowings with a weighted average rate of 4.34%.
(5)	Represents our Junior Subordinated Debentures which mature on November 1, 2029 and are scheduled for prepayment on May 10, 2013.

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

On March 19, 2013, in a public offering, we sold 5,400,000 depositary shares, each representing a 1/40th interest in a share of our 6.50% Non-Cumulative Perpetual Preferred Stock, Series C, $1.00 par value per share, $1,000 liquidation preference per share (equivalent to $25.00 per depositary share).  We issued 135,000 shares of the Series C Preferred Stock in connection with the sale of the depositary shares.  The aggregate proceeds from the offering, net of underwriting discounts and other issuance costs, were approximately $129.8 million.

The Series C Preferred Stock, and corresponding depositary shares, may be redeemed at our option, in whole or in part, on April 15, 2018, or on any dividend payment date occurring thereafter, at a redemption price of $1,000 per share (equivalent to $25.00 per depositary share), plus any declared and unpaid dividends (without accumulation of any undeclared dividends). The Series C Preferred Stock may also be redeemed in whole, but not in part, at any time upon the occurrence of a “regulatory capital treatment event,” as defined in the certificate of designations included in the registration statement on Form 8-A filed with the SEC on March 19, 2013.  The holders of the Series C Preferred Stock, and the corresponding depositary shares, do not have the right to require the redemption or repurchase of the Series C Preferred Stock.

Dividends will be payable on the Series C Preferred Stock when, as and if declared by our board of directors, on a non-cumulative basis quarterly in arrears on January 15, April 15, July 15 and October 15 of each year at an annual rate of 6.50% on the liquidation preference of $1,000 per share, beginning on July 15, 2013.  No dividend shall be declared, paid, or set aside for payment on our common stock unless the full dividends for the most recently completed dividend period have been declared and paid on our Series C Preferred Stock.

On April 10, 2013, we called our Junior Subordinated Debentures for prepayment in whole pursuant to the optional prepayment provisions of the indenture for the Junior Subordinated Debentures.  The prepayment is scheduled to occur on May 10, 2013.  The prepayment price for the Junior Subordinated Debentures will be 103.413% of the $128.9 million aggregate principal amount of the Junior Subordinated Debentures outstanding, plus accrued and unpaid interest to, but not including, the date of repayment.

As a result of the prepayment in whole of the Junior Subordinated Debentures, Astoria Capital Trust I will simultaneously apply the proceeds of such prepayment to redeem its $125.0 million aggregate liquidation amount of Capital Securities, as well as the $3.9 million of common securities owned by Astoria Financial Corporation.  The prepayment of the Junior Subordinated Debentures on May 10, 2013 will result in a net prepayment penalty of $4.3 million in the 2013 second quarter.  See Note 1 and Note 12 of Notes to Consolidated Financial Statements, in Part I, Item 1, “Financial Statements (Unaudited),” for additional information regarding Astoria Capital Trust I, the Capital Securities and our Junior Subordinated Debentures.

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of interest on its debt obligations and repurchases of common stock.  On March 1, 2013, we paid a quarterly cash dividend of $0.04 per share on shares of our common stock outstanding as of the close of business on February 15, 2013 totaling $3.9 million.  On April 17, 2013, we declared a quarterly cash dividend of $0.04 per share on shares of our common stock payable on June 1, 2013 to stockholders of record as of the close of business on May 15, 2013.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At March 31, 2013, a maximum of 8,107,300 shares may yet be purchased under this plan.  However, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal.  Since Astoria Federal is a federally chartered savings association, there are regulatory limits on its ability to make distributions to Astoria Financial Corporation. See Part I, Item 1, “Regulation and Supervision,” in our 2012 Annual Report on Form 10-K for further discussion of these regulatory limits.  Astoria Federal paid a dividend to Astoria Financial Corporation in the amount of $4.0 million during the three months ended March 31, 2013.  On April 22, 2013, Astoria Federal paid a dividend in the amount of $21.0 million to Astoria Financial Corporation.

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At March 31, 2013, our tangible common equity ratio, which represents common stockholders’ equity less goodwill divided by total assets less goodwill, was 7.00%.  At March 31, 2013, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a Tangible capital ratio of 9.42%, Tier 1 leverage capital ratio of 9.42%, Total risk-based capital ratio of 16.74% and Tier 1 risk-based capital ratio of 15.48%.  As of March 31, 2013, Astoria Federal continues to be a well capitalized institution for all bank regulatory purposes.

Pursuant to the Reform Act, we will be subject to new minimum capital requirements to be set by the FRB. The FRB issued notices of proposed rulemaking in 2012 that would subject all savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements. These proposed rules would also revise the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards, and propose an additional common equity tier 1 capital conservation buffer, or Conservation Buffer, of 2.50% of risk-weighted assets, to be applied to the common equity tier 1 capital ratio, the tier 1 capital ratio and the total capital ratio, with restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. The proposed rules would also revise the FRB rules for calculating risk-weighted assets to enhance their risk sensitivity, which, among other things, would generally exclude trust preferred securities as a component of tier 1 capital.  The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets would be phased in, to provide time for banking organizations to meet the new capital standards.  We are continuing to review and prepare for the impact that the Reform Act, Basel III capital standards and related proposed rulemaking will have on our business, financial condition and results of operations.  Proposed regulations implementing these requirements have not yet been finalized.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered financial derivative instruments.  Commitments to sell loans totaled $58.3 million at March 31, 2013.  The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.  We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2012.

The following table details our contractual obligations at March 31, 2013.

	Payments due by period
		Less than	One to	Three to	More than
(In Thousands)	Total	One Year	Three Years	Five Years	Five Years
On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$ 3,653,866	$425,000	$ 775,000	$ 2,325,000	$ 128,866
Off-balance sheet contractual obligations:
Commitments to originate and purchase loans (1)	531,536	531,536	—	—	—
Commitments to fund unused lines of credit (2)	190,607	190,607	—	—	—
Total	$ 4,376,009	$1,147,143	$ 775,000	$ 2,325,000	$ 128,866

(1)         Includes commitments to originate loans held-for-sale of $35.6 million.

(2)         Includes commitments to fund unused home equity lines of credit of $129.9 million.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions which have not changed significantly from December 31, 2012.  For further information regarding these liabilities, see Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” in our 2012 Annual Report on Form 10-K.  We also have contingent liabilities related to assets sold with recourse and standby letters of credit which have not changed significantly from December 31, 2012.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “MD&A,” in our 2012 Annual Report on Form 10-K.

Comparison of Financial Condition as of March 31, 2013 and December 31, 2012 and Operating Results for the Three Months Ended March 31, 2013 and 2012

Financial Condition

Total assets declined $286.1 million to $16.21 billion at March 31, 2013, from $16.50 billion at December 31, 2012, reflecting a decrease in our residential mortgage loan portfolio which was partially offset by increases in our multi-family and commercial real estate mortgage loan portfolio and our securities portfolio.

Loans receivable, net, decreased $310.9 million to $12.77 billion at March 31, 2013, from $13.08 billion at December 31, 2012, and represented 79% of total assets at March 31, 2013.  The growth in our multi-family and commercial real estate mortgage loan portfolios was more than offset by the decline in our residential mortgage loan portfolio resulting in a net decline of $303.1 million in our total mortgage loan portfolio to $12.59 billion at March 31, 2013, compared to $12.89 billion at December 31, 2012.  While our mortgage loan portfolio continues to consist primarily of residential mortgage loans, at March 31, 2013 our combined multi-family and commercial real estate mortgage loan portfolio represented 26% of our total loan portfolio, up from 24% at December 31, 2012.  This reflects our focus on repositioning the asset mix of our balance sheet, concentrating more on multi-family loans than on residential loans.  Gross mortgage loans originated and purchased for portfolio during the three months ended March 31, 2013 totaled $579.1 million, of which $345.6 million were multi-family and commercial real estate loan originations, $161.5 million were residential loan originations and $72.0 million were residential loan purchases.  This compares to gross mortgage loans originated and purchased for portfolio during the three months ended March 31, 2012 totaling $1.22 billion, of which $344.3 million were multi-family loan originations, $562.9 million were residential loan originations and $317.5 million were residential loan purchases.  Mortgage loan repayments decreased to $854.3 million for the three months ended March 31, 2013, compared to $1.08 billion for the three months ended March 31, 2012, due to decreases in both residential and multi-family and commercial real estate loan repayments.

Our residential mortgage loan portfolio decreased $513.9 million to $9.20 billion at March 31, 2013, from $9.71 billion at December 31, 2012, and represented 72% of our total loan portfolio at March 31, 2013.  Residential mortgage loan repayments declined for the 2013 first quarter, compared to the 2012 first quarter, but remain at elevated levels and outpaced our origination and purchase volume during the three months ended March 31, 2013 resulting in a decline in the portfolio.  During the three months ended March 31, 2013, the loan-to-value ratio of our residential mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 61% and the loan amount averaged approximately $756,000.

Our multi-family mortgage loan portfolio increased $169.6 million to $2.58 billion at March 31, 2013, from $2.41 billion at December 31, 2012 and represented 20% of our total loan portfolio at March 31, 2013.  Our commercial real estate loan portfolio increased $41.2 million to $815.1 million at March 31, 2013, from $773.9 million at December 31, 2012 and represented 6% of our total loan portfolio at March 31, 2013.  The slight increase in multi-family and commercial real estate loan originations for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, reflects the continued strong loan production as we concentrate on growing this portfolio.  During the three months ended March 31, 2013, our multi-family and commercial real estate mortgage loan originations reflected loan balances averaging approximately $2.8 million with a weighted average loan-to-value ratio, at the time of origination, of approximately 52% and a weighted average debt service coverage ratio of approximately 1.82%.

Securities purchased totaling $383.6 million were in excess of securities repayments of $277.8 million during the three months ended March 31, 2013 and resulted in an increase of $101.4 million in the securities portfolio to $2.14 billion, or 13% of total assets, at March 31, 2013, compared to $2.04 billion at December 31, 2012.  At March 31, 2013, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost of $1.93 billion, a weighted average current coupon of 3.17%, a weighted average collateral coupon of 4.62% and a weighted average life of 2.7 years.  For additional information regarding our securities portfolio, see Note 2 of Notes to Consolidated Financial Statements, in Part I, Item 1, “Financial Statements (Unaudited).”

Total liabilities decreased $429.6 million to $14.77 billion at March 31, 2013, from $15.20 billion at December 31, 2012, primarily due to a decrease of $464.9 million in total borrowings, net, to $3.91 billion at March 31, 2013, from $4.37 billion at December 31, 2012.  Deposits increased slightly to $10.45 billion at March 31, 2013, from $10.44 billion at December 31, 2012, due to a net increase of $192.7 million in core deposits to $6.68 billion at March 31, 2013, which exceeded the decrease in certificates of deposit.  At March 31, 2013, low cost core deposits represented 64% of total deposits, up from 62% at December 31, 2012.  This reflects our efforts to reposition the liability mix of our balance sheet, reducing high cost certificates of deposit, which decreased $191.3 million since December 31, 2012 to $3.77 billion at March 31, 2013, and increasing low cost core deposits.  Money market accounts increased $199.9 million since December 31, 2012 to $1.79 billion at March 31, 2013.  NOW and demand deposit accounts increased $43.1 million since December 31, 2012 to $2.14 billion at March 31, 2013.  Savings accounts decreased $50.3 million since December 31, 2012 to $2.75 billion at March 31, 2013.  The net increase in low cost core deposits during the three months ended March 31, 2013 appear to reflect customer preference for the liquidity these types of deposits provide and also reflect benefits from our efforts to expand our business banking customer base.  At March 31, 2013, total deposits include $563.1 million of business deposits, an increase of 15% since December 31, 2012.

Stockholders’ equity increased $143.5 million to $1.44 billion at March 31, 2013, from $1.29 billion at December 31, 2012.  The increase in stockholders’ equity was primarily due to the net proceeds of $129.8 million from the issuance of the Series C Preferred Stock on March 19, 2013 and net income of $13.9 million.  For further information on the issuance of the Series C Preferred Stock, see Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements (Unaudited).”

Results of Operations

General

Net income for the three months ended March 31, 2013 increased $3.9 million to $13.9 million, from $10.0 million for the three months ended March 31, 2012, reflecting a reduction of non-interest expense which more than offset lower net interest income and non-interest income.  Diluted earnings per common share increased to $0.14 per share for the three months ended March 31, 2013, compared to $0.11 per share for the three months ended March 31, 2012.  Return on average assets increased to 0.34% for the three months ended March 31, 2013, compared to 0.23% for the three months ended March 31, 2012.  Return on average common stockholders’ equity increased to 4.27% for the three months ended March 31, 2013, compared to 3.19% for the three months ended March 31, 2012. Return on average tangible common stockholders’ equity, which represents average common stockholders’ equity less average goodwill, increased to 4.97% for the three months ended March 31, 2013, compared to 3.75% for the three months ended March 31, 2012.  The increases in these returns for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, were primarily due to the increase in net income.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid. Our net interest income is significantly impacted by changes in interest rates and market yield curves and their related impact on cash flows.  See Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for further discussion of the potential impact of changes in interest rates on our results of operations.

Net interest income decreased $4.2 million to $84.0 million for the three months ended March 31, 2013, from $88.2 million for the three months ended March 31, 2012, as a decrease in interest income exceeded a decline in interest expense.  The net interest rate spread decreased one basis point to 2.12% for the three months ended March 31, 2013, compared to 2.13% for the three months ended March 31, 2012.  The net interest margin also decreased one basis point to 2.19% for the three months ended March 31, 2013, compared to 2.20% for the three months ended March 31, 2012.  These changes reflect a more rapid decline in the yields on average interest-earning assets than the decline in the costs of average interest-bearing liabilities.  The average balance of net interest-earning assets increased $131.2 million to $778.0 million for the three months ended March 31, 2013, from $646.8 million for the three months ended March 31, 2012.

The lower level of interest income for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily reflects the decline in the average yield on interest-earning assets.  In addition, decreases in the average balances of residential mortgage loans and mortgage-backed and other securities resulted in a reduction in interest income which was substantially offset by the additional interest income resulting from an increase in the average balance of our multi-family and commercial real estate mortgage loan portfolio.  The decline in interest expense for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, is primarily due to the decrease in the average cost of interest-bearing liabilities, coupled with a decline in the average balance of certificates of deposit.

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

	For the Three Months Ended March 31,
	2013				2012
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$9,551,733		$80,207	3.36%	$10,646,065		$99,292	3.73%
Multi-family and commercial real estate	3,296,907		38,623	4.69	2,400,624		36,470	6.08
Consumer and other loans (1)	263,978		2,228	3.38	281,317		2,341	3.33
Total loans	13,112,618		121,058	3.69	13,328,006		138,103	4.14
Mortgage-backed and other securities (2)	2,011,325		10,899	2.17	2,444,341		18,021	2.95
Interest-earning cash accounts	91,926		55	0.24	88,254		53	0.24
FHLB-NY stock	164,248		2,029	4.94	138,819		1,602	4.62
Total interest-earning assets	15,380,117		134,041	3.49	15,999,420		157,779	3.94
Goodwill	185,151				185,151
Other non-interest-earning assets	824,578				932,078
Total assets	$16,389,846				$17,116,649

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,771,082		342	0.05	$2,786,380		1,762	0.25
Money market	1,692,150		2,093	0.49	1,130,700		1,853	0.66
NOW and demand deposit	2,060,170		167	0.03	1,843,246		290	0.06
Total core deposits	6,523,402		2,602	0.16	5,760,326		3,905	0.27
Certificates of deposit	3,859,606		14,719	1.53	5,353,472		25,522	1.91
Total deposits	10,383,008		17,321	0.67	11,113,798		29,427	1.06
Borrowings	4,219,118		32,688	3.10	4,238,790		40,156	3.79
Total interest-bearing liabilities	14,602,126		50,009	1.37	15,352,588		69,583	1.81
Non-interest-bearing liabilities	456,240				512,158
Total liabilities	15,058,366				15,864,746
Stockholders’ equity	1,331,480				1,251,903
Total liabilities and stockholders’ equity	$16,389,846				$17,116,649

Net interest income/ net interest rate spread (3)			$84,032	2.12%			$88,196	2.13%

Net interest-earning assets/ net interest margin (4)	$777,991			2.19%	$646,832			2.20%

Ratio of interest-earning assets to interest-bearing liabilities	1.05	x			1.04	x

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

	Increase (Decrease) for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
(In Thousands)	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
Residential	$(9,712)	$(9,373)	$(19,085)
Multi-family and commercial real estate	11,683	(9,530)	2,153
Consumer and other loans	(147)	34	(113)
Mortgage-backed and other securities	(2,857)	(4,265)	(7,122)
Interest-earning cash accounts	2	—	2
FHLB-NY stock	310	117	427
Total	(721)	(23,017)	(23,738)
Interest-bearing liabilities:
Savings	(10)	(1,410)	(1,420)
Money market	791	(551)	240
NOW and demand deposit	30	(153)	(123)
Certificates of deposit	(6,306)	(4,497)	(10,803)
Borrowings	(185)	(7,283)	(7,468)
Total	(5,680)	(13,894)	(19,574)
Net change in net interest income	$4,959	$(9,123)	$(4,164)

Interest Income

Interest income decreased $23.8 million to $134.0 million for the three months ended March 31, 2013, from $157.8 million for the three months ended March 31, 2012, primarily due to a decrease in the average yield on interest-earning assets to 3.49% for the three months ended March 31, 2013, from 3.94% for the three months ended March 31, 2012.  The decrease in the average yield on interest-earning assets was primarily due to lower average yields on mortgage loans and mortgage-backed and other securities.  The average balance of interest-earning assets decreased $619.3 million to $15.38 billion for the three months ended March 31, 2013, from $16.00 billion for the three months ended March 31, 2012, primarily due to decreases in the average balances of residential mortgage loans and mortgage-backed and other securities, partially offset by an increase in the average balance of multi-family and commercial real estate mortgage loans.

Interest income on residential mortgage loans decreased $19.1 million to $80.2 million for the three months ended March 31, 2013, from $99.3 million for the three months ended March 31, 2012, due to a decrease in both the average balance and the average yield on such loans.  The average balance of residential mortgage loans decreased $1.10 billion to $9.55 billion for the three months ended March 31, 2013, from $10.65 billion for the three months ended March 31, 2012.  The decrease in the average balance of residential mortgage loans reflects the continued elevated levels of repayments on such loans which have outpaced our originations over the past year.  The average yield decreased to 3.36% for the three months ended March 31, 2013, from 3.73% for the three months ended March 31, 2012.  The decrease in the average yield was primarily due to new originations at lower interest rates than the rates on loans repaid over the past year and the impact of the downward repricing of our ARM loans. The lower interest rates and decrease in the average balance are attributable to the negative impact of the U.S. government programs that impede our ability to grow residential mortgage loans profitably.  Net premium and deferred loan origination cost amortization on residential mortgage loans decreased $780,000 to $5.5 million for the three months ended March 31, 2013, from $6.3 million for the three months ended March 31, 2012.

Interest income on multi-family and commercial real estate mortgage loans increased $2.1 million to $38.6 million for the three months ended March 31, 2013, from $36.5 million for the three months ended March 31, 2012, due to an increase of $896.3 million in the average balance, offset by a decrease in the average yield to 4.69% for the three months ended March 31, 2013, from 6.08% for the three months ended March 31, 2012.  The increase in the average balance of multi-family and commercial real estate loans is attributable to strong levels of originations of such loans which have exceeded repayments over the past year.  The decrease in the average yield was due, in part, to new originations at interest rates below the weighted average rates of the portfolios, coupled with a decrease in prepayment penalties.  Prepayment penalties decreased $1.1 million to $1.4 million for the three months ended March 31, 2013, from $2.5 million for the three months ended March 31, 2012.

Interest income on mortgage-backed and other securities decreased $7.1 million to $10.9 million for the three months ended March 31, 2013, from $18.0 million for the three months ended March 31, 2012, due to a decrease in the average yield to 2.17% for the three months ended March 31, 2013, from 2.95% for the three months ended March 31, 2012, coupled with a decrease in the average balance of the portfolio.  The decrease in the average yield on mortgage-backed and other securities was primarily due to repayments on higher yielding securities and purchases of new securities with lower coupons than the weighted average coupon for the portfolio and an increase in net premium amortization.  Net premium amortization increased $1.6 million to $4.8 million for the three months ended March 31, 2013, from $3.2 million for the three months ended March 31, 2012.  The average balance of mortgage-backed and other securities decreased $433.0 million to $2.01 billion for the three months ended March 31, 2013, reflecting securities repayments and sales over the past year in excess of purchases.

Interest Expense

Interest expense decreased $19.6 million to $50.0 million for the three months ended March 31, 2013, from $69.6 million for the three months ended March 31, 2012, due to a decrease in the average cost of interest-bearing liabilities to 1.37% for the three months ended March 31, 2013, from 1.81% for the three months ended March 31, 2012, coupled with a decrease of $750.5 million in the average balance of interest-bearing liabilities to $14.60 billion for the three months ended March 31, 2013, from $15.35 billion for the three months ended March 31, 2012.  The decrease in the average cost of interest-bearing liabilities was primarily due to decreases in the average costs of borrowings, certificates of deposit and savings accounts.  The decrease in the average balance of interest-bearing liabilities primarily reflects a decrease in the average balance of certificates of deposit, partially offset by an increase in the average balance of core deposits.

Interest expense on total deposits decreased $12.1 million to $17.3 million for the three months ended March 31, 2013, from $29.4 million for the three months ended March 31, 2012, due to a decrease in the average cost to 0.67% for the three months ended March 31, 2013, from 1.06% for the three months ended March 31, 2012, coupled with a decrease of $730.8 million in the average balance of total deposits to $10.38 billion for the three months ended March 31, 2013, from $11.11 billion for the three months ended March 31, 2012.  The decrease in the average cost of total deposits was primarily due to decreases in the average costs of our certificates of deposit and savings accounts.  The decrease in the average balance of total deposits was primarily due to a decrease in the average balance of certificates of deposit, partially offset by increases in the average balances of money market and NOW and demand deposit accounts.

Interest expense on certificates of deposit decreased $10.8 million to $14.7 million for the three months ended March 31, 2013, from $25.5 million for the three months ended March 31, 2012, due to a decrease of $1.49 billion in the average balance, coupled with a decrease in the average cost to 1.53% for the three months ended March 31, 2013, from 1.91% for the three months ended March 31, 2012.  The decrease in the average balance of certificates of deposit was primarily the result of our reduced focus on certificates of deposit, reflecting our efforts to reposition the liability mix of our balance sheet to increase our low cost core deposits and reduce high cost certificates of deposit.  The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates.  During the three months ended March 31, 2013, $652.9 million of certificates of deposit with a weighted average rate of 0.50% and a weighted average maturity at inception of thirteen months, matured and $446.8 million of certificates of deposit were issued or repriced, with a weighted average rate of 0.10% and a weighted average maturity at inception of eight months.  Interest expense on savings accounts decreased $1.4 million to $342,000 for the three months ended March 31, 2013, from $1.8 million for the three months ended March 31, 2012.  The decrease was primarily due to a decrease in the average cost to 0.05% for the three months ended March 31, 2013, compared to 0.25% for the three months ended March 31, 2012.

Interest expense on borrowings decreased $7.5 million to $32.7 million for the three months ended March 31, 2013, from $40.2 million for the three months ended March 31, 2012, primarily due to a decrease in the average cost to 3.10% for the three months ended March 31, 2013, from 3.79% for the three months ended March 31, 2012.  The decrease in the average cost of borrowings was a result of the repayment of borrowings that matured over the past year which had a higher weighted average rate than the weighted average rate of the portfolio and increased utilization of low cost FHLB-NY advances during the three months ended March 31, 2013.

Provision for Loan Losses

We review our allowance for loan losses on a quarterly basis.  Material factors considered during our quarterly review are the composition and size of our loan portfolio, the levels and composition of loan delinquencies and non-performing loans, our loss history and our evaluation of the housing and real estate markets and the current economic environment.  We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  We are impacted by both national and regional economic factors with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut.  Although the U.S. economy has begun showing signs of improvement, the operating environment continues to remain challenging. Interest rates are expected to remain at historic lows for the near term.  The national unemployment rate, while still at a high level, declined to 7.6% for March 2013, compared to a peak of 10.0% for October 2009, and new job growth, while remaining slow, continued during the 2013 first quarter.  Softness persists in the housing and real estate markets, although the extent of such softness varies from region to region.  With respect to our multi-family mortgage loan origination activities, primarily focused in New York, we continue to observe favorable market conditions.

The provision for loan losses totaled $9.1 million for the three months ended March 31, 2013, compared to $10.0 million for the three months ended March 31, 2012.  The allowance for loan losses totaled $144.3 million at March 31, 2013, compared to $145.5 million at December 31, 2012.  Delinquent and non-performing loans increased $40.6 million to $537.6 million at March 31, 2013, compared to $497.0 million at December 31, 2012, primarily due to an increase in non-performing loans as loans past due 30-89 days and accruing interest declined.  Non-performing loans, which are comprised primarily of mortgage loans, totaled $366.5 million, or 2.84% of total loans, at March 31, 2013, compared to $315.1 million, or 2.38% of total loans, at December 31, 2012.  In the 2013 first quarter, in addition to bankruptcy loans placed on non-accrual status and reported as non-performing loans as of December 31, 2012, we also included loans discharged prior to 2012 regardless of the delinquency status of the loans.  As a result, non-performing loans at March 31, 2013 increased $51.4 million as compared to December 31, 2012, even as loans 90 days or more past due continued to decline.  Non-performing loans at March 31, 2013 include $66.5 million of bankruptcy loans which are less than 90 days past due, including $54.3 million which were discharged prior to 2012.  Total delinquencies decreased $14.7 million to $471.1 million at March 31, 2013, from $485.8 million at December 31, 2012, primarily due to a decrease of $14.1 million in loans past due 90 days or more.  Net loan charge-offs totaled $10.4 million, or thirty-two basis points of average loans outstanding, annualized, for the three months ended March 31, 2013.  This compares to net loan charge-offs of $17.3 million, or fifty-two basis points of average loans outstanding, annualized, for the three months ended March 31, 2012.  The decrease in net loan charge-offs is primarily due to a decline in net charge-offs on residential mortgage loans, partially offset by an increase in net charge-offs on multi-family and commercial real estate mortgage loans.  The allowance for loan losses as a percentage of total loans was 1.12% at March 31, 2013, compared to 1.10% at December 31, 2012.  The allowance for loan losses as a percentage of non-performing loans decreased to 39.36% at March 31, 2013, compared to 46.18% at December 31, 2012, primarily due to the increase in non-performing loans.  The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages we apply to our non-performing loans are higher than the allowance coverage percentages applied to our performing loans.  In evaluating our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral.

When analyzing our asset quality trends and coverage ratios, consideration is given to the accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio.  Included in our non-performing loans are residential mortgage loans which are 180 days or more past due for which we update our estimates of collateral values annually.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its estimated fair value less estimated selling costs.  Therefore certain losses inherent in our non-performing residential mortgage loans are being recognized through a charge-off at 180 days of delinquency and annually thereafter.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  Therefore, when reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs is considered.  Non-performing loans included residential mortgage loans which were 180 days or more past due totaling $238.5 million, net of $79.8 million in charge-offs related to such loans, at March 31, 2013 and $242.0 million, net of $79.4 million in charge-offs related to such loans, at December 31, 2012.

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio.  We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time.  Our 2013 first quarter analysis of loss severity on residential mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO) to the loan’s original principal balance, for the twelve months ended December 31, 2012 indicated an average loss severity of approximately 33%, unchanged from our 2012 fourth quarter analysis.  Our analysis in the 2013 first quarter primarily reviewed residential REO sales which occurred during the twelve months ended December 31, 2012 and included both full documentation and reduced documentation loans in a variety of states with varying years of origination.  Our 2013 first quarter analysis of charge-offs on multi-family and commercial real estate mortgage loans, primarily related to loan sales, during the twelve months ended December 31, 2012 indicated an average loss severity of approximately 22%, compared to approximately 31% in our 2012 fourth quarter analysis.  We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses.  However, the uniqueness of each multi-family and commercial real estate loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses.  We believe that using the loss experience of the past year (twelve months prior to the quarterly analysis) is reflective of the current economic and real estate environment.  The ratio of the allowance for loan losses to non-performing loans was approximately 39% at March 31, 2013, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses.

We obtain updated estimates of collateral values on residential mortgage loans at 180 days past due and earlier in certain instances and, to the extent the loans remain delinquent, annually thereafter.  Updated estimates of collateral values on residential loans are obtained primarily through automated valuation models. Additionally, our loan servicer performs property inspections to monitor and manage the collateral on our residential loans when they become 45 days past due and monthly thereafter until the foreclosure process is complete. We obtain updated estimates of collateral value using third party appraisals on non-performing multi-family and commercial real estate mortgage loans when the loans initially become non-performing and annually thereafter and multi-family and commercial real estate loans modified in a TDR at the time of the modification and annually thereafter.  Appraisals on multi-family and commercial real estate loans are reviewed by our internal certified appraisers.  We also obtain updated estimates of collateral value for certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral. Adjustments to final appraised values obtained from independent third party appraisers and automated valuation models are not made.

During the 2013 first quarter, total delinquencies decreased since December 31, 2012 and net loan charge-offs decreased compared to the 2012 fourth quarter.  The national unemployment rate was 7.6% for March 2013 and there were job gains for the quarter totaling 504,000 at the time of our analysis.  We continued to update our charge-off and loss analysis during the 2013 first quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased slightly compared to December 31, 2012 and totaled $144.3 million at March 31, 2013 which resulted in a provision for loan losses of $9.1 million for the 2013 first quarter.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, the levels and composition of loan delinquencies and non-performing loans, our loss history and our evaluation of the housing and real estate markets and the current economic environment.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at March 31, 2013 and December 31, 2012.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality” and Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements (Unaudited).”

Non-Interest Income

Non-interest income decreased $1.3 million to $18.3 million for the three months ended March 31, 2013, from $19.6 million for the three months ended March 31, 2012.  This decline is primarily due to gain on sales of securities in the 2012 first quarter and lower customer service fees in the 2013 first quarter compared to 2012, partially offset by an increase in mortgage banking income, net.

There were no sales of securities from the available-for-sale portfolio during the three months ended March 31, 2013.  During the three months ended March 31, 2012, we sold mortgage-backed securities from the available-for-sale portfolio with an amortized cost of $51.8 million, resulting in gross realized gains totaling $2.5 million.

Customer service fees decreased $1.5 million to $9.0 million for the three months ended March 31, 2013, from $10.5 million for the three months ended March 31, 2012.  This decrease was primarily due to decreases in ATM fees, overdraft fees related to transaction accounts and commissions on sales of annuities, partially offset by an increase in other checking account charges.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, increased

$3.4 million to $4.8 million for the three months ended March 31, 2013, compared to $1.4 million for the three months ended March 31, 2012.  This increase was primarily due to an increase in net gain on sales of loans resulting from an increase in the volume of loans sold.  During the 2012 fourth quarter, as the New York metropolitan area recovered from Hurricane Sandy, there were delays in loan sale closings.  The increased volume of loans sold in the 2013 first quarter resulted from the elimination of the backlog of loan sale closings that existed at December 31, 2012.

Non-Interest Expense

Non-interest expense decreased $10.6 million to $71.6 million for the three months ended March 31, 2013, from $82.2 million for the three months ended March 31, 2012, primarily due to decreases in compensation and benefits expense, other non-interest expense and federal deposit insurance premium expense, partially offset by an increase in occupancy, equipment and systems expense.  Our percentage of general and administrative expense to average assets, annualized, decreased to 1.75% for the three months ended March 31, 2013, from 1.92% for the three months ended March 31, 2012, primarily due to the decrease in general and administrative expense.

Compensation and benefits expense decreased $10.2 million to $32.0 million for the three months ended March 31, 2013, from $42.2 million for the three months ended March 31, 2012.  This decrease largely relates to the impact of the cost control initiatives implemented in the 2012 first quarter, particularly pension related costs.  Compensation and benefits expense for the 2012 first quarter includes one-time net charges totaling $3.4 million associated with these initiatives.  The net periodic cost for our defined benefit pension plans decreased to $54,000 for the three months ended March 31, 2013, compared to $5.2 million for the three months ended March 31, 2012, as a result of plan amendments which were approved by our Board of Directors in the 2012 first quarter in conjunction with our overall cost control initiatives.  In addition, the 2013 first quarter included a $3.1 million reduction in compensation and benefits expense resulting from a revision in the accrual for compensated absences related to changes in certain compensation policies which became effective January 1, 2013.

Occupancy, equipment and systems expense increased $3.1 million to $19.8 million for the three months ended March 31, 2013, compared to $16.7 million for the three months ended March 31, 2012.  This increase is primarily due to a one-time charge of $2.5 million to conform to a straight-line basis the rental expense on operating leases for certain branch locations.  Federal deposit insurance premium expense decreased $1.0 million to $10.2 million for the three months ended March 31, 2013, compared to $11.2 million for the three months ended March 31, 2012, reflecting a reduction in both our assessment base and assessment rate.  Other non-interest expense decreased $2.1 million to $8.2 million for the three months ended March 31, 2013, compared to $10.3 million for the three months ended March 31, 2012, primarily due to a reduction in REO related expenses.

Income Tax Expense

For the three months ended March 31, 2013, income tax expense totaled $7.8 million, representing an effective tax rate of 36.0%, compared to $5.6 million for the three months ended March 31, 2012, representing an effective tax rate of 35.8%.

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

The composition of our loan portfolio by property type has remained relatively consistent over the last several years.  However, as a result of our continuing efforts to reposition the asset mix of our balance sheet, concentrating more on multi-family mortgage loans than on residential mortgage loans, our multi-family mortgage loans increased to represent 20% of our total loan portfolio at March 31, 2013, compared to 18% at December 31, 2012, and our residential mortgage loan portfolio decreased to represent 72% of our total loan portfolio at March 31, 2013, compared to 74% at December 31, 2012.  At March 31, 2013 and December 31, 2012, our total loan portfolio also included 6% commercial real estate mortgage loans and 2% consumer and other loans.  Full documentation loans comprised 85% of our residential mortgage loan portfolio at March 31, 2013, compared to 86% at December 31, 2012, and comprised 89% of our total mortgage loan portfolio at March 31, 2013 and December 31, 2012.

The following table provides further details on the composition of our residential mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At March 31, 2013		At December 31, 2012
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Residential mortgage loans:
Full documentation interest-only (1)	$1,889,483	20.54%	$2,001,396	20.61%
Full documentation amortizing	5,936,979	64.55	6,304,872	64.92
Reduced documentation interest-only (1)(2)	983,770	10.70	1,005,295	10.35
Reduced documentation amortizing (2)	387,081	4.21	399,663	4.12
Total residential mortgage loans	$9,197,313	100.00%	$9,711,226	100.00%

(1)

Interest-only loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  Includes interest-only hybrid ARM loans originated prior to 2007 which were underwritten at the initial note rate, which may have been a discounted rate, totaling $2.10 billion at March 31, 2013 and $2.18 billion at December 31, 2012.

(2)	Includes SISA (stated income, stated asset) loans totaling $214.4 million at March 31, 2013 and $222.7 million at December 31, 2012.

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

Although FICO scores are considered as part of our underwriting process, FICO scores as of the loan origination date have not always been recorded on our mortgage loan system and original FICO scores are not available for all of the residential mortgage loans on our mortgage loan system.  We  have enhanced the FICO score data on our mortgage loan system to record, when available, current FICO scores on our borrowers.  At March 31, 2013, residential mortgage loans which had current FICO scores available on our mortgage loan system totaled $8.87 billion, or

96% of our total residential mortgage loan portfolio, of which $818.2 million, or 9%, had current FICO scores of 660 or below. At December 31, 2012, residential mortgage loans which had current FICO scores available on our mortgage loan system totaled $9.37 billion, or 96% of our total residential mortgage loan portfolio, of which $831.4 million, or 9%, had current FICO scores of 660 or below.  Of our residential mortgage loans to borrowers with known current FICO scores of 660 or below, 64% are interest-only loans and 36% are amortizing loans at March 31, 2013 and December 31, 2012.  In addition, 61% of our loans to borrowers with known current FICO scores of 660 or below were full documentation loans and 39% were reduced documentation loans at March 31, 2013 and December 31, 2012.  We believe the aforementioned loans, when originated, were amply collateralized and otherwise conformed to our prime lending standards and do not present a greater risk of loss or other asset quality risk relative to comparable loans in our portfolio to other borrowers with higher credit scores.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At March 31, 2013	At December 31, 2012
Non-performing loans (1):
Mortgage loans:
Residential	$ 343,476	$ 291,051
Multi-family	7,555	10,658
Commercial real estate (2)	8,928	6,869
Consumer and other loans	6,498	6,508
Total non-performing loans	366,457	315,086
REO, net (3)	23,487	28,523
Total non-performing assets	$ 389,944	$ 343,609
Non-performing loans to total loans	2.84%	2.38%
Non-performing loans to total assets	2.26	1.91
Non-performing assets to total assets	2.41	2.08
Allowance for loan losses to non-performing loans	39.36	46.18
Allowance for loan losses to total loans	1.12	1.10

(1)

Non-performing loans are comprised primarily of non-accrual loans. Non-performing loans at March 31, 2013 include loans modified in a TDR totaling $115.2 million, of which $79.2 million are less than 90 days past due including $66.5 million which are current. At December 31, 2012, non-performing loans include loans modified in a TDR totaling $32.8 million, of which $13.7 million are less than 90 days past due including $11.1 million which are current. Non-performing loans exclude loans which have been modified in a TDR and are accruing and performing in accordance with the restructured terms for a satisfactory period of time, generally six months. Restructured accruing loans totaled $94.7 million at March 31, 2013 and $98.7 million at December 31, 2012.

(2)

Includes mortgage loans delinquent 90 days or more as to their maturity date but not their interest due and still accruing interest totaling $609,000 at March 31, 2013 and $328,000 at December 31, 2012.

(3)	REO, all of which are residential properties, is net of a valuation allowance totaling $1.1 million at March 31, 2013 and $1.6 million at December 31, 2012.

Total non-performing assets increased $46.3 million to $389.9 million at March 31, 2013, from $343.6 million at December 31, 2012, primarily due to an increase in non-performing loans, whereas REO, net, decreased to $23.5 million at March 31, 2013 compared to $28.5 million at December 31, 2012.  Non-performing loans, the most significant component of non-performing assets totaled $366.5 million at March 31, 2013 and $315.1 million at December 31, 2012.  In the 2013 first quarter, in addition to bankruptcy loans placed on non-accrual status and reported as non-performing loans as of December 31, 2012, we also included loans discharged prior to 2012 regardless of the delinquency status of the loans based upon regulatory guidance issued in 2012 and our evaluation of data gathered in the 2013 first quarter.  As a result, non-performing loans at March 31, 2013 increased $51.4 million as compared to December 31, 2012, even as loans 90 days or more past due continued to decline.  Non-performing loans at March 31, 2013 include $66.5 million of bankruptcy loans which are less than 90 days past due, including $54.3 million which were discharged prior to 2012.  Of the bankruptcy loans which are less than 90 days past due at March 31, 2013, $58.2 million are current, $6.5 million are 30-59 days past due and $1.8 million are 60-89 days past due.  Such loans continue to generate interest income on a cash basis as payments are received.  Non-performing residential mortgage loans continue to reflect a greater concentration of reduced documentation loans.  Reduced documentation loans represented only 15% of the residential mortgage loan portfolio, yet represented 50% of non-performing residential mortgage loans at March 31, 2013.  The ratio of non-performing loans to total loans was 2.84% at March 31, 2013 compared to 2.38% at December 31, 2012.  The ratio of non-performing assets to total assets was 2.41% at March 31, 2013 compared to 2.08% at December 31, 2012.  The increases in these ratios primarily reflect the increases in non-performing loans and non-performing assets at March 31, 2013 compared to December 31, 2012.

We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  Included in loans held-for-sale, net, are delinquent and non-performing mortgage loans totaling $8.2 million at March 31, 2013 and $3.9 million at December 31, 2012, substantially all of which are multi-family loans.  Such loans are excluded from non-performing loans, non-performing assets and related ratios.

The following table provides further details on the composition of our non-performing residential mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At March 31, 2013		At December 31, 2012
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-performing residential mortgage loans:
Full documentation interest-only	$117,618	34.24%	$99,521	34.19%
Full documentation amortizing	52,973	15.42	44,326	15.23
Reduced documentation interest-only	136,017	39.61	113,482	38.99
Reduced documentation amortizing	36,868	10.73	33,722	11.59
Total non-performing residential mortgage loans (1)	$343,476	100.00%	$291,051	100.00%

(1)         Includes $72.4 million of loans less than 90 days past due at March 31, 2013, of which $61.0 million are current, and includes $10.4 million of loans less than 90 days past due at December 31, 2012, of which $7.8 million are current.

The following table provides details on the geographic composition of both our total and non-performing residential mortgage loans at March 31, 2013.

	Residential Mortgage Loans
	At March 31, 2013
(Dollars in Millions)	Total Loans	Percent of Total Loans	Total Non-Performing Loans	Percent of Total Non-Performing Loans	Non-Performing Loans as Percent of State Totals
State:
New York	$2,675.2	29.1%	$53.6	15.7%	2.00%
Connecticut	979.6	10.7	31.7	9.2	3.24
Illinois	941.3	10.2	44.3	12.9	4.71
Massachusetts	748.0	8.1	12.6	3.7	1.68
New Jersey	685.9	7.5	64.7	18.8	9.43
Virginia	570.2	6.2	17.1	5.0	3.00
California	558.6	6.1	30.9	9.0	5.53
Maryland	545.4	5.9	41.9	12.2	7.68
Washington	249.8	2.7	3.5	1.0	1.40
Texas	232.8	2.5	0.1	—	0.04
All other states (1) (2)	1,010.5	11.0	43.1	12.5	4.27
Total (3)	$9,197.3	100.0%	$343.5	100.0%	3.73%

(1)     Includes 25 states and Washington, D.C.

(2)     Includes Florida with $168.6 million total loans, of which $18.9 million are non-performing loans.

(3)     Total non-performing residential mortgage loans include loans which are less than 90 days past due totaling $72.4 million.

At March 31, 2013, the geographic composition of our multi-family and commercial real estate mortgage loan portfolio was 98% in the New York metropolitan area and 2% in various other states and the geographic composition of non-performing multi-family and commercial real estate mortgage loans was 91% in the New York metropolitan area and 9% in Florida.

We discontinue accruing interest on loans when they become 90 days delinquent as to their payment due date or at the time of restructure if the loan is deemed a TDR.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.  If all non-accrual loans at March 31, 2013 and 2012 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $4.6 million for the three months ended March 31, 2013 and $4.8 million for the three months ended March 31, 2012.  This compares to actual payments recorded as interest income, with respect to such loans, of $1.3 million for the three months ended March 31, 2013 and $835,000 for the three months ended March 31, 2012.

We may agree to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR.  Bankruptcy loans are also reported as loans modified in a TDR as relief granted by a court is also viewed as a concession to the borrower in the loan agreement.  Loans modified in a TDR are initially placed on non-accrual status, regardless of their delinquency status.  Loans modified in a TDR which are included in non-accrual loans totaled $115.2 million at March 31, 2013 and $32.8 million at December 31, 2012, of which $79.2 million at March 31, 2013 and $13.7 million at December 31, 2012 were less than 90 days past due.  The increase in restructured non-accrual loans is primarily related to bankruptcy loans which totaled $94.0 million at March 31, 2013 and $12.5 million at December 31, 2012.  In the 2013 first quarter, in addition to bankruptcy loans placed on non-accrual status and reported as loans modified in a TDR as of December 31, 2012, we also included bankruptcy loans discharged prior to 2012 regardless of the delinquency status of the loans.  Of the total bankruptcy loans reported as loans modified in a TDR, $66.5 million at March 31, 2013 and $5.7 million at December 31, 2012 were less than 90 days past due.  Loans modified in a TDR, other than bankruptcy loans, remain in non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms generally for a period of six months.  Loans modified in a TDR, other than bankruptcy loans, which have complied with the terms of their restructure agreement for a satisfactory period of time are excluded from non-performing assets.  Restructured accruing loans totaled $94.7 million at March 31, 2013 and $98.7 million at December 31, 2012.  The decline in restructured accruing loans is primarily the result of loans which were repaid and loans that were transferred to held-for-sale and sold during the 2013 first quarter.

In addition to non-performing loans, we had $175.9 million of potential problem loans at March 31, 2013, compared to $191.5 million at December 31, 2012.  Such loans include accruing loans which are 60-89 days delinquent and certain other internally adversely classified loans.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
At March 31, 2013:
Mortgage loans:
Residential	358	$119,088	84	$26,299	927	$271,143
Multi-family	31	17,450	12	5,731	9	3,706
Commercial real estate	4	4,250	6	6,588	10	6,215
Consumer and other loans	59	2,896	24	1,527	68	6,246
Total delinquent loans	452	$143,684	126	$40,145	1,014	$287,310
Delinquent loans to total loans		1.11%		0.31%		2.23%

At December 31, 2012:
Mortgage loans:
Residential	352	$108,280	101	$27,814	946	$280,671
Multi-family	39	21,743	14	5,382	13	7,359
Commercial real estate	10	13,536	6	3,126	6	6,869
Consumer and other loans	82	3,223	33	1,315	56	6,508
Total delinquent loans	483	$146,782	154	$37,637	1,021	$301,407
Delinquent loans to total loans		1.11%		0.28%		2.28%

Allowance for Loan Losses

The following table summarizes activity in the allowance for loan losses.

(In Thousands)	For the Three Months Ended March 31, 2013
Balance at January 1, 2013	$ 145,501
Provision charged to operations	9,126
Charge-offs:
Residential	(8,313)
Multi-family	(2,941)
Commercial real estate	(1,194)
Consumer and other loans	(906)
Total charge-offs	(13,354)
Recoveries:
Residential	1,686
Multi-family	1,188
Consumer and other loans	103
Total recoveries	2,977
Net charge-offs (1)	(10,377)
Balance at March 31, 2013	$ 144,250

(1)         Includes net charge-offs of $2.0 million related to reduced documentation residential mortgage loans and $3.0 million related to certain delinquent and non-performing loans transferred to held-for-sale.

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2013 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The Gap Table includes $1.95 billion of callable borrowings classified according to their maturity dates, primarily in the more than three years to five years category, which are callable within one year and at various times thereafter.  In addition, the Gap Table includes callable securities with an amortized cost of $179.6 million classified according to their maturity dates, in the more than five years category, which are callable within one year and at various times thereafter.  The classification of callable borrowings and securities according to their maturity dates is based on our experience with, and expectations of, the behavior of these types of instruments in the current interest rate environment.  As indicated in the Gap Table, our one-year cumulative gap at March 31, 2013 was positive 12.81% compared to positive 13.23% at December 31, 2012.

	At March 31, 2013
(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$4,762,024	$3,334,667	$3,659,357	$576,575	$12,332,623
Consumer and other loans (1)	242,585	9,898	—	24	252,507
Interest-earning cash accounts	102,328	—	—	—	102,328
Securities available-for-sale	136,292	108,806	87,944	83,624	416,666
Securities held-to-maturity	611,344	510,611	354,192	206,035	1,682,182
FHLB-NY stock	—	—	—	145,502	145,502
Total interest-earning assets	5,854,573	3,963,982	4,101,493	1,011,760	14,931,808
Net unamortized purchase premiums and deferred costs (2)	37,166	26,710	25,542	7,464	96,882
Net interest-earning assets (3)	5,891,739	3,990,692	4,127,035	1,019,224	15,028,690
Interest-bearing liabilities:
Savings	396,978	426,398	426,398	1,502,235	2,752,009
Money market	1,054,382	355,127	355,127	21,836	1,786,472
NOW and demand deposit	109,302	218,650	218,650	1,591,215	2,137,817
Certificates of deposit	1,573,220	1,823,286	372,529	—	3,769,035
Borrowings, net	681,472	773,944	2,324,347	128,866	3,908,629
Total interest-bearing liabilities	3,815,354	3,597,405	3,697,051	3,244,152	14,353,962
Interest sensitivity gap	2,076,385	393,287	429,984	(2,224,928)	$674,728
Cumulative interest sensitivity gap	$2,076,385	$2,469,672	$2,899,656	$674,728

Cumulative interest sensitivity gap as a percentage of total assets	12.81%	15.23%	17.89%	4.16%
Cumulative net interest-earning assets as a percentage of interest- bearing liabilities	154.42%	133.32%	126.10%	104.70%

(1)

Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans, except non-performing residential loans which are current or less than 90 days past due, and the allowance for loan losses.

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

We perform analyses of interest rate increases and decreases of up to 400 basis points (when reasonably practical) over various time horizons although changes in interest rates of 200 basis points over a one year horizon is a more common and reasonable scenario for analytical purposes.  Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning April 1, 2013 would increase by approximately 5.09% from the base projection.  At December 31, 2012, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2013 would have increased by approximately 6.16% from the base projection.  The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%.  However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning April 1, 2013 would decrease by approximately 5.73% from the base projection.  At December 31, 2012, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2013 would have decreased by approximately 5.27% from the base projection.  The down 100 basis point scenarios include some limitations as well since certain indices, yields and costs are already below 1.00%.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, although our net interest income sensitivity analyses may provide an indication of our interest rate risk exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from bank owned life insurance and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning April 1, 2013 would increase by approximately $5.5 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning April 1, 2013 would decrease by approximately $2.4 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and net interest income sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2012 Annual Report on Form 10-K.

ITEM 4.                        Controls and Procedures

Monte N. Redman, our President and Chief Executive Officer, and Frank E. Fusco, our Senior Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2013.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

City of New York Notice of Determination

By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York has notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies relate to our operation of two subsidiaries of Astoria Federal, Fidata and AF Mortgage.  We disagree with the assertion of the tax deficiencies.  Hearings in this matter were held before the NYC Tax Appeals Tribunal in March and April 2013.  The NYC Tax Appeals Tribunal is not expected to render a decision in this matter until the 2014 second quarter.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at March 31, 2013 with respect to this matter.

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

Automated Transactions LLC Litigation

In November 2009, an action entitled Automated Transactions LLC v. Astoria Financial Corporation and Astoria Federal Savings and Loan Association was commenced in the Southern District Court against us by Automated Transactions LLC, alleging patent infringement involving integrated banking and transaction machines, including ATMs that we utilize.  We were served with the summons and complaint in such action in March 2010.  The plaintiff seeks unspecified monetary damages and an injunction preventing us from continuing to utilize the allegedly infringing machines.  We filed an answer and counterclaims to the plaintiff’s complaint in March 2010.

In May 2010, the plaintiff filed an amended complaint at the direction of the Southern District Court containing substantially the same allegations as the original complaint.  We subsequently moved to dismiss the amended complaint.  In March 2011, the Southern District Court entered an order on the record that dismissed all claims against Astoria Financial Corporation but denied the motion to dismiss the claims against Astoria Federal for alleged direct patent infringement.  The order also dismissed in part the claims against Astoria Federal for alleged inducement of our customers to violate plaintiff’s patents and for Astoria Federal’s allegedly willful violation of the plaintiff’s patents, allowing claims to continue only for alleged inducement and willful infringement after our receiving notice of the pending suit from plaintiff’s counsel.  In March 2011, we answered the amended complaint substantially denying the allegations.

In July 2012, we filed a motion for summary judgment for non-infringement, which remains pending before the Southern District Court, based on a recent ruling by the U.S. Court of Appeals for the Federal District affirming the Delaware District Court decision to grant summary judgment in favor of a defendant in an action involving the same plaintiff making substantially similar allegations with respect to identical and substantially similar patents as those involved in the action against us.

By Order dated April 1, 2013 the U.S. Judicial Panel on Multidistrict Litigation transferred this action to the Delaware District Court to be centralized with other cases involving the same plaintiff and common questions of fact.

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

Lefkowitz Litigation

In February 2012, we were served with a summons and complaint in a putative class action entitled Ellen Lefkowitz, individually and on behalf of all Persons similarly situated v. Astoria Federal Savings and Loan Association which was commenced in the Queens County Supreme Court against us alleging that during the proposed class period, we improperly charged overdraft fees to customer accounts when accounts were not overdrawn, improperly reordered electronic debit transactions from the highest to the lowest dollar amount and processed debits before credits to deplete accounts and maximize overdraft fee income.  The complaint contains the further assertion that we did not adequately inform our customers that they had the option to “opt-out” of overdraft services.  In May 2012, we moved to dismiss the complaint.  In July 2012, the Queens County Supreme Court issued an order dismissing the complaint in its entirety.  In September 2012, the plaintiff filed a notice of appeal with the New York Supreme Court.  The plaintiff failed to perfect the appeal by the March 7, 2013 deadline.  Unless the New York Supreme Court were to permit a request from the plaintiff to perfect the appeal after the deadline, the causes of action asserted in the complaint will be barred under applicable law.

To the extent the plaintiff continues to pursue this claim, we will continue to vigorously defend this lawsuit.  We cannot at this time estimate the possible loss or range of loss, if any.  No assurance can be given at this time that the plaintiff will not continue to pursue this litigation against us, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

ITEM 1A.               Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2012 Annual Report on Form 10-K.  There were no material changes in risk factors relevant to our operations since December 31, 2012.

ITEM 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, there were no repurchases of our common stock.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At March 31, 2013, a maximum of 8,107,300 shares may yet be purchased under this plan.  However, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

ITEM 3.                        Defaults Upon Senior Securities

Not applicable.

ITEM 4.                        Mine Safety Disclosures

Not applicable.

ITEM 5.                        Other Information

Not applicable.

ITEM 6.                        Exhibits

See Index of Exhibits on page 74.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

Dated:	May 8, 2013	By:	/s/	Monte N. Redman
Monte N. Redman
President and Chief Executive Officer

Dated:	May 8, 2013	By:	/s/	Frank E. Fusco
Frank E. Fusco
Senior Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Dated:	May 8, 2013	By:	/s/	John F. Kennedy
John F. Kennedy
Senior Vice President and
Chief Accounting Officer

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

3.1	Certificate of Designations of 6.50% Non-Cumulative Perpetual Preferred Stock, Series C of Astoria Financial Corporation. (1)

4.1

Deposit Agreement, dated as of March 19, 2013, by and among Astoria Financial Corporation, Computershare Shareholder Services, LLC, as depositary, and the holders from time to time of the depositary receipts described therein. (1)

4.2	Form of depositary receipt representing the depositary shares of 6.50% Non-Cumulative Perpetual Preferred Stock, Series C of Astoria Financial Corporation. (1)

4.3	Form of Certificate representing the 6.50% Non-Cumulative Perpetual Preferred Stock, Series C of Astoria Financial Corporation. (1)

10.1	Astoria Financial Corporation Employment Agreement with Stephen J. Sipola, entered into as of January 1, 2013. (*)

10.2	Confirmation and acknowledgement of Bonus Schedule by Astoria Financial Corporation and Stephen J. Sipola as of March 5, 2013. (*) (2)

10.3	Astoria Federal Savings and Loan Association Employment Agreement with Stephen J. Sipola, entered into as of January 1, 2013. (*)

10.4	Confirmation and acknowledgement of Bonus Schedule by Astoria Federal Savings and Loan Association and Stephen J. Sipola as of March 5, 2013. (*) (2)

31.1	Certifications of Chief Executive Officer. (*)

31.2	Certifications of Chief Financial Officer. (*)

32.1

Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. (*)

101.INS	XBRL Instance Document (**)

101.SCH	XBRL Taxonomy Extension Schema Document (**)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (**)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (**)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (**)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (**)

(*)                                 Filed herewith.

(**)                          Filed herewith electronically.

(1)                                 Incorporated by reference to Astoria Financial Corporation’s Registration Statement on Form 8-A dated and filed with the Securities and Exchange Commission on March 19, 2013 (File Number 001-11967).

(2)                                 Portions of these exhibits have been omitted pursuant to a request for confidential treatment.