Form 10-Q
period 2013-06-30
ASTORIA FINANCIAL CORP
filed 2013-08-07
CIK 910322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, July 31, 2013
$0.01 Par Value	98,865,122

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	(Unaudited)
(In Thousands, Except Share Data)	At June 30, 2013	At December 31, 2012
Assets:
Cash and due from banks	$155,931	$121,473
Available-for-sale securities:
Encumbered	29,609	79,851
Unencumbered	312,982	256,449
Total available-for-sale securities	342,591	336,300
Held-to-maturity securities, fair value of $1,882,671 and $1,725,090, respectively:
Encumbered	1,191,257	1,133,193
Unencumbered	701,626	566,948
Total held-to-maturity securities	1,892,883	1,700,141
Federal Home Loan Bank of New York stock, at cost	148,738	171,194
Loans held-for-sale, net	29,283	76,306
Loans receivable	12,669,082	13,223,972
Allowance for loan losses	(143,900)	(145,501)
Loans receivable, net	12,525,182	13,078,471
Mortgage servicing rights, net	10,177	6,947
Accrued interest receivable	40,776	41,688
Premises and equipment, net	113,148	115,632
Goodwill	185,151	185,151
Bank owned life insurance	419,210	418,155
Real estate owned, net	21,745	28,523
Other assets	216,250	216,661
Total assets	$16,101,065	$16,496,642
Liabilities:
Deposits:
Savings	$2,683,039	$2,802,298
Money market	1,839,520	1,586,556
NOW and demand deposit	2,135,835	2,094,733
Certificates of deposit	3,586,938	3,960,371
Total deposits	10,245,332	10,443,958
Federal funds purchased	280,000	—
Reverse repurchase agreements	1,100,000	1,100,000
Federal Home Loan Bank of New York advances	2,394,000	2,897,000
Other borrowings, net	247,895	376,496
Mortgage escrow funds	126,716	113,101
Accrued expenses and other liabilities	263,977	272,098
Total liabilities	14,657,920	15,202,653

Stockholders’ Equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series C (150,000 shares authorized; and 135,000 and -0- shares issued and outstanding, respectively)	129,796	—
Common stock, $.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 98,865,122 and 98,419,318 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	885,753	884,689
Retained earnings	1,904,921	1,891,022
Treasury stock (67,629,766 and 68,075,570 shares, at cost, respectively)	(1,397,543)	(1,406,755)
Accumulated other comprehensive loss	(79,787)	(73,090)
Unallocated common stock held by ESOP (453,470 and 967,013 shares, respectively)	(1,660)	(3,542)
Total stockholders’ equity	1,443,145	1,293,989
Total liabilities and stockholders’ equity	$16,101,065	$16,496,642

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Share Data)	2013	2012	2013	2012
Interest income:
Residential mortgage loans	$73,629	$95,454	$153,836	$194,746
Multi-family and commercial real estate mortgage loans	40,390	36,491	79,013	72,961
Consumer and other loans	2,208	2,294	4,436	4,635
Mortgage-backed and other securities	11,857	16,971	22,756	34,992
Interest-earning cash accounts	70	47	125	100
Federal Home Loan Bank of New York stock	1,620	1,553	3,649	3,155
Total interest income	129,774	152,810	263,815	310,589
Interest expense:
Deposits	15,689	26,933	33,010	56,360
Borrowings	29,184	39,208	61,872	79,364
Total interest expense	44,873	66,141	94,882	135,724
Net interest income	84,901	86,669	168,933	174,865
Provision for loan losses	4,526	10,000	13,652	20,000
Net interest income after provision for loan losses	80,375	76,669	155,281	154,865
Non-interest income:
Customer service fees	9,122	9,511	18,168	19,993
Other loan fees	468	505	990	1,392
Gain on sales of securities	2,057	—	2,057	2,477
Mortgage banking income, net	3,396	1,777	8,172	3,132
Income from bank owned life insurance	2,103	2,204	4,239	4,627
Other	1,436	1,454	3,234	3,397
Total non-interest income	18,582	15,451	36,860	35,018
Non-interest expense:
General and administrative:
Compensation and benefits	33,385	32,142	65,383	74,302
Occupancy, equipment and systems	16,862	16,510	36,647	33,234
Federal deposit insurance premiums	9,009	11,864	19,193	23,067
Advertising	2,811	1,979	4,151	3,813
Extinguishment of debt	4,266	—	4,266	—
Other	8,064	9,604	16,308	19,884
Total non-interest expense	74,397	72,099	145,948	154,300
Income before income tax expense	24,560	20,021	46,193	35,583
Income tax expense	8,895	7,197	16,676	12,763
Net income	15,665	12,824	29,517	22,820
Preferred stock dividends	2,827	—	2,827	—
Net income available to common shareholders	$12,838	$12,824	$26,690	$22,820

Basic earnings per common share	$0.13	$0.13	$0.27	$0.24
Diluted earnings per common share	$0.13	$0.13	$0.27	$0.24

Basic weighted average common shares outstanding	97,021,334	95,332,904	96,848,989	95,175,886
Diluted weighted average common shares outstanding	97,021,334	95,332,904	96,848,989	95,175,886

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2013	2012	2013	2012

Net income	$15,665	$12,824	$29,517	$22,820

Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on securities available-for-sale:
Net unrealized holding (loss) gain on securities arising during the period	(6,733)	1,416	(6,603)	602
Reclassification adjustment for gain on sales of securities included in net income	(1,332)	—	(1,332)	(1,604)
Net unrealized (loss) gain on securities available-for-sale	(8,065)	1,416	(7,935)	(1,002)

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the period	—	—	—	24,286
Reclassification adjustment for net actuarial loss included in net income	542	428	1,169	2,629
Net actuarial loss adjustment on pension plans and other postretirement benefits	542	428	1,169	26,915

Prior service cost adjustment on pension plans and other postretirement benefits:
Prior service cost adjustment arising during the period	—	—	—	(3,537)
Reclassification adjustment for prior service cost included in net income	35	33	69	35
Prior service cost adjustment on pension plans and other postretirement benefits	35	33	69	(3,502)

Reclassification adjustment for loss on cash flow hedge included in net income	—	47	—	95

Total other comprehensive (loss) income, net of tax	(7,488)	1,924	(6,697)	22,506

Comprehensive income	$8,177	$14,748	$22,820	$45,326

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2013

							Accumulated	Unallocated
				Additional			Other	Common
		Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stock Held
(In Thousands, Except Share Data)	Total	Stock	Stock	Capital	Earnings	Stock	Loss	by ESOP

Balance at December 31, 2012	$1,293,989	$ —	$1,665	$884,689	$1,891,022	$(1,406,755)	$(73,090)	$ (3,542)

Net income	29,517	—	—	—	29,517	—	—	—

Other comprehensive loss, net of tax	(6,697)	—	—	—	—	—	(6,697)	—

Issuance of Preferred Stock, Series C (135,000 shares)	129,796	129,796	—	—	—	—	—	—

Dividends on common stock ($0.08 per share)	(7,835)	—	—	—	(7,835)	—	—	—

Dividends on preferred stock ($20.94 per share)	(2,827)	—	—	—	(2,827)	—	—	—

Restricted stock grants (536,110 shares)	—	—	—	(5,200)	(5,878)	11,078	—	—

Forfeitures of restricted stock (90,306 shares)	—	—	—	994	872	(1,866)	—	—

Stock-based compensation	3,467	—	—	3,417	50	—	—	—

Net tax benefit shortfall from stock-based compensation	(1,326)	—	—	(1,326)	—	—	—	—

Allocation of ESOP stock	5,061	—	—	3,179	—	—	—	1,882

Balance at June 30, 2013	$1,443,145	$129,796	$1,665	$885,753	$1,904,921	$(1,397,543)	$(79,787)	$ (1,660)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
(In Thousands)	2013	2012
Cash flows from operating activities:
Net income	$29,517	$22,820
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on loans	11,750	13,591
Net amortization on securities and borrowings	9,635	7,069
Net provision for loan and real estate losses	14,437	21,821
Depreciation and amortization	5,786	5,942
Net gain on sales of loans and securities	(7,587)	(7,382)
Net (gain) loss on dispositions of premises and equipment	(15)	58
Other asset impairment charges	35	223
Originations of loans held-for-sale	(177,579)	(175,628)
Proceeds from sales and principal repayments of loans held-for-sale	227,304	171,886
Stock-based compensation and allocation of ESOP stock	8,528	7,374
Decrease in accrued interest receivable	912	1,555
Mortgage servicing rights amortization and valuation allowance adjustments, net	(627)	2,515
Bank owned life insurance income and insurance proceeds received, net	(1,055)	(3,705)
Decrease in other assets	4,512	58,705
(Decrease) increase in accrued expenses and other liabilities	(9,130)	13,980
Net cash provided by operating activities	116,423	140,824
Cash flows from investing activities:
Originations of loans receivable	(1,226,225)	(2,051,521)
Loan purchases through third parties	(163,266)	(666,513)
Principal payments on loans receivable	1,884,516	2,204,650
Proceeds from sales of delinquent and non-performing loans	14,874	19,734
Purchases of securities held-to-maturity	(646,066)	(339,611)
Purchases of securities available-for-sale	(126,975)	(157,480)
Principal payments on securities held-to-maturity	445,030	457,657
Principal payments on securities available-for-sale	67,745	81,953
Proceeds from sales of securities available-for-sale	41,640	54,318
Net redemptions (purchases) of Federal Home Loan Bank of New York stock	22,456	(49,809)
Proceeds from sales of real estate owned, net	23,742	35,918
Purchases of premises and equipment	(3,287)	(4,308)
Net cash provided by (used in) investing activities	334,184	(415,012)
Cash flows from financing activities:
Net decrease in deposits	(198,626)	(531,435)
Net (decrease) increase in borrowings with original terms of three months or less	(73,000)	698,000
Proceeds from borrowings with original terms greater than three months	—	850,000
Repayments of borrowings with original terms greater than three months	(278,866)	(494,000)
Cash payments for debt issuance costs	—	(1,548)
Net increase in mortgage escrow funds	13,615	17,876
Proceeds from issuance of preferred stock	135,000	—
Cash payments for preferred stock issuance costs	(5,111)	—
Cash dividends paid to stockholders	(7,835)	(16,394)
Net tax benefit shortfall from stock-based compensation	(1,326)	(1,893)
Net cash (used in) provided by financing activities	(416,149)	520,606
Net increase in cash and cash equivalents	34,458	246,418
Cash and cash equivalents at beginning of period	121,473	132,704
Cash and cash equivalents at end of period	$155,931	$379,122

Supplemental disclosures:
Interest paid	$98,884	$137,480
Income taxes paid	$9,521	$1,694
Additions to real estate owned	$17,749	$21,483
Loans transferred to held-for-sale	$14,684	$1,547

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

In addition to Astoria Federal and AF Insurance Agency, Inc., we had another subsidiary, Astoria Capital Trust I, which was not consolidated with Astoria Financial Corporation for financial reporting purposes.  On May 14, 2013, we filed a Certificate of Cancellation of Certificate of Trust of Astoria Capital Trust I with the Delaware Secretary of State.  See Note 5 for further discussion of Astoria Capital Trust I.

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2013 and December 31, 2012, our results of operations and other comprehensive income for the three and six months ended June 30, 2013 and 2012, changes in our stockholders’ equity for the six months ended June 30, 2013 and our cash flows for the six months ended June 30, 2013 and 2012.  In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of June 30, 2013 and December 31, 2012, and amounts of revenues, expenses and other comprehensive income/loss in the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2013 and 2012.  The results of operations and other comprehensive income/loss for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations and other comprehensive income/loss to be expected for the remainder of the year.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2012 audited consolidated financial statements and related notes included in our 2012 Annual Report on Form 10-K.

2.              Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At June 30, 2013
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE (1) issuance REMICs and CMOs (2)	$ 222,623	$ 1,440	$ (3,605)	$ 220,458
Non-GSE issuance REMICs and CMOs	9,175	3	(36)	9,142
GSE pass-through certificates	18,566	937	(2)	19,501
Total residential mortgage-backed securities	250,364	2,380	(3,643)	249,101
Obligations of GSEs	98,673	—	(5,184)	93,489
Fannie Mae stock	15	—	(14)	1
Total securities available-for-sale	$ 349,052	$ 2,380	$ (8,841)	$ 342,591
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$ 1,611,169	$ 17,832	$ (16,910)	$ 1,612,091
Non-GSE issuance REMICs and CMOs	4,648	85	—	4,733
GSE pass-through certificates	195,520	5	(7,220)	188,305
Total residential mortgage-backed securities	1,811,337	17,922	(24,130)	1,805,129
Obligations of GSEs	80,924	—	(4,004)	76,920
Other	622	—	—	622
Total securities held-to-maturity	$ 1,892,883	$ 17,922	$ (28,134)	$ 1,882,671

(1) Government-sponsored enterprise

(2) Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2012
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$ 200,152	$ 5,258	$ (583)	$ 204,827
Non-GSE issuance REMICs and CMOs	11,296	9	(86)	11,219
GSE pass-through certificates	20,348	1,029	(2)	21,375
Total residential mortgage-backed securities	231,796	6,296	(671)	237,421
Obligations of GSEs	98,670	214	(5)	98,879
Fannie Mae stock	15	—	(15)	—
Total securities available-for-sale	$ 330,481	$ 6,510	$ (691)	$ 336,300
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$ 1,693,437	$ 27,787	$ (2,955)	$ 1,718,269
Non-GSE issuance REMICs and CMOs	5,791	112	—	5,903
GSE pass-through certificates	257	6	(1)	262
Total residential mortgage-backed securities	1,699,485	27,905	(2,956)	1,724,434
Other	656	—	—	656
Total securities held-to-maturity	$ 1,700,141	$ 27,905	$ (2,956)	$ 1,725,090

The following tables set forth the estimated fair values of securities with gross unrealized losses at the dates indicated, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the dates indicated.

	At June 30, 2013
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
GSE issuance REMICs and CMOs	$ 186,581	$ (3,605)	$ —	$ —	$ 186,581	$ (3,605)
Non-GSE issuance REMICs and CMOs	—	—	8,712	(36)	8,712	(36)
GSE pass-through certificates	167	(1)	45	(1)	212	(2)
Obligations of GSEs	93,489	(5,184)	—	—	93,489	(5,184)
Fannie Mae stock	—	—	1	(14)	1	(14)
Total temporarily impaired securities available-for-sale	$ 280,237	$ (8,790)	$ 8,758	$ (51)	$ 288,995	$ (8,841)
Held-to-maturity:
GSE issuance REMICs and CMOs	$ 662,993	$ (16,638)	$ 37,945	$ (272)	$ 700,938	$ (16,910)
GSE pass-through certificates	188,174	(7,220)	—	—	188,174	(7,220)
Obligations of GSEs	76,920	(4,004)	—	—	76,920	(4,004)
Total temporarily impaired securities held-to-maturity	$ 928,087	$ (27,862)	$ 37,945	$ (272)	$ 966,032	$ (28,134)

	At December 31, 2012
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
GSE issuance REMICs and CMOs	$ 67,841	$ (583)	$ —	$ —	$ 67,841	$ (583)
Non-GSE issuance REMICs and CMOs	—	—	10,709	(86)	10,709	(86)
GSE pass-through certificates	57	(1)	47	(1)	104	(2)
Obligations of GSEs	24,995	(5)	—	—	24,995	(5)
Fannie Mae stock	—	—	—	(15)	—	(15)
Total temporarily impaired securities available-for-sale	$ 92,893	$ (589)	$ 10,756	$ (102)	$ 103,649	$ (691)
Held-to-maturity:
GSE issuance REMICs and CMOs	$ 413,651	$ (2,759)	$ 12,259	$ (196)	$ 425,910	$ (2,955)
GSE pass-through certificates	48	(1)	—	—	48	(1)
Total temporarily impaired securities held-to-maturity	$ 413,699	$ (2,760)	$ 12,259	$ (196)	$ 425,958	$ (2,956)

We held 76 securities which had an unrealized loss at June 30, 2013 and 41 at December 31, 2012.  At June 30, 2013 and December 31, 2012, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to the change in interest rates.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  None of the unrealized losses are related to credit losses.  Therefore, at June 30, 2013 and December 31, 2012, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

During the six months ended June 30, 2013, proceeds from sales of securities from the available-for-sale portfolio totaled $41.6 million, resulting in gross realized gains totaling $2.1 million.  During the six months ended June 30, 2012, proceeds from sales of securities from the available-for-sale portfolio totaled $54.3 million, resulting in gross realized gains totaling $2.5 million.

At June 30, 2013, available-for-sale debt securities excluding mortgage-backed securities had an amortized cost of $98.7 million, a fair value of $93.5 million and contractual maturities in 2021 and 2022.  At June 30, 2013, held-to-maturity debt securities excluding mortgage-backed securities had an amortized cost of $81.5 million, a fair value of $77.5 million and contractual maturities in 2020 and 2023.  Actual maturities may differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

The balance of accrued interest receivable for securities totaled $6.2 million at June 30, 2013 and $5.7 million at December 31, 2012.

At June 30, 2013, we held securities with an amortized cost of $179.6 million which are callable within one year and at various times thereafter.

3.              Loans Held-for-Sale

Loans held-for-sale, net, includes fifteen and thirty year fixed rate one-to-four family, or residential, mortgage loans originated for sale that conform to GSE guidelines (conforming loans), as well as certain delinquent and non-performing loans.  Upon our decision to sell certain delinquent and non-performing loans held in portfolio, we reclassify them to held-for-sale at the lower of cost or fair value, less estimated selling costs.  Non-performing loans held-for-sale included in loans held-for-sale, net of valuation allowances, totaled $3.6 million at June 30, 2013 and $3.9 million at December 31, 2012.  Non-performing loans held-for-sale were comprised primarily of multi-family and commercial real estate mortgage loans at June 30, 2013.  Substantially all of the non-performing loans held-for-sale were multi-family mortgage loans at December 31, 2012.

We sold certain delinquent and non-performing mortgage loans totaling $14.8 million, net of charge-offs of $3.9 million, during the six months ended June 30, 2013, primarily multi-family loans, and $18.5 million, net of charge-offs of $10.0 million, during the six months ended June 30, 2012, primarily multi-family and commercial real estate loans.  Net loss on sales of non-performing loans totaled $76,000 for the three months ended June 30, 2013 and net gain on sales of non-performing loans totaled $62,000 for the six months ended June 30, 2013.  Net gain on sales of non-performing loans totaled $329,000 for the three months ended June 30, 2012 and $1.3 million for the six months ended June 30, 2012.  We also record lower of cost or market write-downs and recoveries on non-performing loans held-for-sale which were not material to our results of operations for the three and six months ended June 30, 2013 and 2012.  Lower of cost or market write-downs and recoveries on non-performing loans held-for-sale and gains and losses recognized on sales of such loans are included in other non-interest income in the consolidated statements of income.

4.              Loans Receivable and Allowance for Loan Losses

The following tables set forth the composition of our loans receivable portfolio and an aging analysis by accruing and non-accrual loans and by segment and class at the dates indicated.

	At June 30, 2013
	Past Due
	30-59	60-89	90 Days	Total
(In Thousands)	Days	Days	or More	Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$26,078	$7,452	$—	$33,530	$1,580,653	$1,614,183
Full documentation amortizing	31,669	4,946	—	36,615	5,484,801	5,521,416
Reduced documentation interest-only	22,441	7,673	—	30,114	780,616	810,730
Reduced documentation amortizing	9,558	2,572	—	12,130	334,369	346,499
Total residential	89,746	22,643	—	112,389	8,180,439	8,292,828
Multi-family	11,232	10,527	—	21,759	2,871,071	2,892,830
Commercial real estate	1,389	3,775	594	5,758	814,199	819,957
Total mortgage loans	102,367	36,945	594	139,906	11,865,709	12,005,615
Consumer and other loans (gross):
Home equity lines of credit	2,091	723	—	2,814	205,840	208,654
Other	102	171	—	273	38,097	38,370
Total consumer and other loans	2,193	894	—	3,087	243,937	247,024
Total accruing loans	$104,560	$37,839	$594	$142,993	$12,109,646	$12,252,639
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$1,529	$200	$92,004	$93,733	$22,410	$116,143
Full documentation amortizing	1,776	—	41,604	43,380	7,445	50,825
Reduced documentation interest-only	2,364	996	102,779	106,139	28,016	134,155
Reduced documentation amortizing	933	606	26,369	27,908	5,770	33,678
Total residential	6,602	1,802	262,756	271,160	63,641	334,801
Multi-family	365	—	3,311	3,676	986	4,662
Commercial real estate	2,801	—	4,963	7,764	2,359	10,123
Total mortgage loans	9,768	1,802	271,030	282,600	66,986	349,586
Consumer and other loans (gross):
Home equity lines of credit	—	—	6,410	6,410	235	6,645
Other	—	—	31	31	14	45
Total consumer and other loans	—	—	6,441	6,441	249	6,690
Total non-accrual loans	$9,768	$1,802	$277,471	$289,041	$67,235	$356,276
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$27,607	$7,652	$92,004	$127,263	$1,603,063	$1,730,326
Full documentation amortizing	33,445	4,946	41,604	79,995	5,492,246	5,572,241
Reduced documentation interest-only	24,805	8,669	102,779	136,253	808,632	944,885
Reduced documentation amortizing	10,491	3,178	26,369	40,038	340,139	380,177
Total residential	96,348	24,445	262,756	383,549	8,244,080	8,627,629
Multi-family	11,597	10,527	3,311	25,435	2,872,057	2,897,492
Commercial real estate	4,190	3,775	5,557	13,522	816,558	830,080
Total mortgage loans	112,135	38,747	271,624	422,506	11,932,695	12,355,201
Consumer and other loans (gross):
Home equity lines of credit	2,091	723	6,410	9,224	206,075	215,299
Other	102	171	31	304	38,111	38,415
Total consumer and other loans	2,193	894	6,441	9,528	244,186	253,714
Total loans	$114,328	$39,641	$278,065	$432,034	$12,176,881	$12,608,915
Net unamortized premiums and deferred loan origination costs						60,167
Loans receivable						12,669,082
Allowance for loan losses						(143,900)
Loans receivable, net						$12,525,182

	At December 31, 2012
	Past Due
	30-59	60-89	90 Days	Total
(In Thousands)	Days	Days	or More	Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$30,520	$8,973	$—	$39,493	$1,862,382	$1,901,875
Full documentation amortizing	35,918	6,564	—	42,482	6,218,064	6,260,546
Reduced documentation interest-only	28,212	7,694	—	35,906	855,907	891,813
Reduced documentation amortizing	11,780	3,893	—	15,673	350,268	365,941
Total residential	106,430	27,124	—	133,554	9,286,621	9,420,175
Multi-family	21,743	5,382	—	27,125	2,368,895	2,396,020
Commercial real estate	13,536	3,126	328	16,990	750,385	767,375
Total mortgage loans	141,709	35,632	328	177,669	12,405,901	12,583,570
Consumer and other loans (gross):
Home equity lines of credit	3,103	1,092	—	4,195	221,266	225,461
Other	120	223	—	343	31,782	32,125
Total consumer and other loans	3,223	1,315	—	4,538	253,048	257,586
Total accruing loans	$144,932	$36,947	$328	$182,207	$12,658,949	$12,841,156
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$—	$677	$97,907	$98,584	$937	$99,521
Full documentation amortizing	363	—	43,014	43,377	949	44,326
Reduced documentation interest-only	1,042	—	107,254	108,296	5,186	113,482
Reduced documentation amortizing	445	13	32,496	32,954	768	33,722
Total residential	1,850	690	280,671	283,211	7,840	291,051
Multi-family	—	—	7,359	7,359	3,299	10,658
Commercial real estate	—	—	6,541	6,541	—	6,541
Total mortgage loans	1,850	690	294,571	297,111	11,139	308,250
Consumer and other loans (gross):
Home equity lines of credit	—	—	6,459	6,459	—	6,459
Other	—	—	49	49	—	49
Total consumer and other loans	—	—	6,508	6,508	—	6,508
Total non-accrual loans	$1,850	$690	$301,079	$303,619	$11,139	$314,758
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$30,520	$9,650	$97,907	$138,077	$1,863,319	$2,001,396
Full documentation amortizing	36,281	6,564	43,014	85,859	6,219,013	6,304,872
Reduced documentation interest-only	29,254	7,694	107,254	144,202	861,093	1,005,295
Reduced documentation amortizing	12,225	3,906	32,496	48,627	351,036	399,663
Total residential	108,280	27,814	280,671	416,765	9,294,461	9,711,226
Multi-family	21,743	5,382	7,359	34,484	2,372,194	2,406,678
Commercial real estate	13,536	3,126	6,869	23,531	750,385	773,916
Total mortgage loans	143,559	36,322	294,899	474,780	12,417,040	12,891,820
Consumer and other loans (gross):
Home equity lines of credit	3,103	1,092	6,459	10,654	221,266	231,920
Other	120	223	49	392	31,782	32,174
Total consumer and other loans	3,223	1,315	6,508	11,046	253,048	264,094
Total loans	$146,782	$37,637	$301,407	$485,826	$12,670,088	$13,155,914
Net unamortized premiums and deferred loan origination costs						68,058
Loans receivable						13,223,972
Allowance for loan losses						(145,501)
Loans receivable, net						$13,078,471

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

Effective in the 2013 first quarter, in addition to residential loans discharged in a Chapter 7 bankruptcy filing, or bankruptcy loans, placed on non-accrual status and reported as non-performing loans as of December 31, 2012, we also included bankruptcy loans discharged prior to 2012 regardless of the delinquency status of the loans which resulted in an increase in non-performing loans at June 30, 2013 compared to December 31, 2012.  Non-performing loans at June 30, 2013 included $65.2 million of bankruptcy loans which were less than 90 days past due, including $51.5 million which were discharged prior to 2012.  Of the bankruptcy loans which were less than 90 days past due at June 30, 2013, $58.3 million were current, $5.7 million were 30-59 days past due and $1.2 million were 60-89 days past due.  Such loans continue to generate interest income on a cash basis as payments are received.  Pursuant to regulatory guidance issued in 2012, bankruptcy loans, in addition to being placed on non-accrual status and reported as non-performing loans, are also reported as loans modified in a troubled debt restructuring, or TDR, and as impaired loans; such loans totaled $90.0 million at June 30, 2013, including bankruptcy loans discharged prior to 2012 of $69.9 million.

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

Allowance adequacy calculations are adjusted quarterly, based on the results of our quantitative and qualitative analyses, to reflect our current estimates of the amount of probable losses inherent in our loan portfolio in determining our allowance for loan losses.  Beginning with the 2013 first quarter, the allowance for loan losses allocated to residential mortgage loans over 180 days delinquent with a charge-off, previously determined within our qualitative analysis, is presented as attributable to these loans individually evaluated for impairment.  The portion of the allowance allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance for loan losses is available for losses applicable to the entire loan portfolio.

The following tables set forth the changes in our allowance for loan losses by loan receivable segment for the periods indicated.

	For the Three Months Ended June 30, 2013
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Balance at April 1, 2013	$91,546	$33,952	$12,395	$6,357	$144,250
Provision (credited) charged to operations	(9,077)	7,461	4,785	1,357	4,526
Charge-offs	(6,459)	(597)	(826)	(222)	(8,104)
Recoveries	2,778	49	288	113	3,228
Balance at June 30, 2013	$78,788	$40,865	$16,642	$7,605	$143,900

	For the Six Months Ended June 30, 2013
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Balance at January 1, 2013	$89,267	$35,514	$14,404	$6,316	$145,501
Provision (credited) charged to operations	(171)	7,652	3,970	2,201	13,652
Charge-offs	(14,772)	(3,538)	(2,020)	(1,128)	(21,458)
Recoveries	4,464	1,237	288	216	6,205
Balance at June 30, 2013	$78,788	$40,865	$16,642	$7,605	$143,900

	For the Three Months Ended June 30, 2012
	Mortgage Loans
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	Consumer and Other Loans	Total
Balance at April 1, 2012	$90,898	$44,927	$10,402	$3,672	$149,899
Provision charged (credited) to operations	6,189	4,689	(1,293)	415	10,000
Charge-offs	(11,699)	(1,474)	—	(876)	(14,049)
Recoveries	2,006	—	—	246	2,252
Balance at June 30, 2012	$87,394	$48,142	$9,109	$3,457	$148,102

	For the Six Months Ended June 30, 2012
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Balance at January 1, 2012	$105,991	$35,422	$11,972	$3,800	$157,185
Provision charged (credited) to operations	7,177	14,549	(2,525)	799	20,000
Charge-offs	(29,403)	(1,906)	(339)	(1,476)	(33,124)
Recoveries	3,629	77	1	334	4,041
Balance at June 30, 2012	$87,394	$48,142	$9,109	$3,457	$148,102

The following table sets forth the balances of our residential interest-only mortgage loans at June 30, 2013 by the period in which such loans are scheduled to enter their amortization period.

(In Thousands)	Recorded Investment
Amortization scheduled to begin:
Within one year	$224,443
More than one year to three years	1,387,809
More than three years to five years	929,416
Over five years	133,543
Total	$2,675,211

The following tables set forth the balances of our residential mortgage and consumer and other loan receivable segments by class and credit quality indicator at the dates indicated.

	At June 30, 2013
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$1,614,183	$5,521,416	$810,730	$346,499	$208,654	$38,370
Non-performing:
Current or past due less than 90 days	24,139	9,221	31,376	7,309	235	14
Past due 90 days or more	92,004	41,604	102,779	26,369	6,410	31
Total	$1,730,326	$5,572,241	$944,885	$380,177	$215,299	$38,415

	At December 31, 2012
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$1,901,875	$6,260,546	$891,813	$365,941	$225,461	$32,125
Non-performing:
Current or past due less than 90 days	1,614	1,312	6,228	1,226	—	—
Past due 90 days or more	97,907	43,014	107,254	32,496	6,459	49
Total	$2,001,396	$6,304,872	$1,005,295	$399,663	$231,920	$32,174

The following table sets forth the balances of our multi-family and commercial real estate mortgage loan receivable segments by credit quality indicator at the dates indicated.

	At June 30, 2013		At December 31, 2012
(In Thousands)	Multi-Family	Commercial Real Estate	Multi-Family	Commercial Real Estate
Not criticized	$2,797,888	$772,058	$2,271,006	$706,334
Criticized:
Special mention	26,223	14,661	54,956	28,210
Substandard	73,381	43,361	80,716	39,372
Doubtful	—	—	—	—
Total	$2,897,492	$830,080	$2,406,678	$773,916

The following tables set forth the balances of our loans receivable and the related allowance for loan loss allocation by segment and by the impairment methodology followed in determining the allowance for loan losses at the dates indicated.

	At June 30, 2013
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Loans:
Individually evaluated for impairment	$326,469	$46,651	$20,557	$—	$393,677
Collectively evaluated for impairment	8,301,160	2,850,841	809,523	253,714	12,215,238
Total loans	$8,627,629	$2,897,492	$830,080	$253,714	$12,608,915
Allowance for loan losses:
Individually evaluated for impairment	$19,045	$1,194	$794	$—	$21,033
Collectively evaluated for impairment	59,743	39,671	15,848	7,605	122,867
Total allowance for loan losses	$78,788	$40,865	$16,642	$7,605	$143,900

	At December 31, 2012
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Loans:
Individually evaluated for impairment	$272,146	$56,116	$18,644	$—	$346,906
Collectively evaluated for impairment	9,439,080	2,350,562	755,272	264,094	12,809,008
Total loans	$9,711,226	$2,406,678	$773,916	$264,094	$13,155,914
Allowance for loan losses:
Individually evaluated for impairment	$1,001	$2,576	$1,469	$—	$5,046
Collectively evaluated for impairment	88,266	32,938	12,935	6,316	140,455
Total allowance for loan losses	$89,267	$35,514	$14,404	$6,316	$145,501

The following table summarizes information related to our impaired mortgage loans by segment and class at the dates indicated.

	At June 30, 2013				At December 31, 2012
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
With an allowance recorded:
Residential:
Full documentation interest-only	$128,785	$100,862	$(5,340)	$95,522	$10,740	$10,740	$(241)	$10,499
Full documentation amortizing	31,008	27,241	(1,817)	25,424	6,122	6,122	(347)	5,775
Reduced documentation interest-only	197,826	149,463	(8,970)	140,493	12,893	12,893	(277)	12,616
Reduced documentation amortizing	30,342	24,818	(2,918)	21,900	3,889	3,889	(136)	3,753
Multi-family	15,677	15,677	(1,194)	14,483	19,704	19,704	(2,576)	17,128
Commercial real estate	8,444	8,444	(794)	7,650	10,835	10,835	(1,469)	9,366
Without an allowance recorded:
Residential:
Full documentation interest-only	26,568	18,149	—	18,149	122,275	86,607	—	86,607
Full documentation amortizing	8,333	5,936	—	5,936	23,489	17,962	—	17,962
Reduced documentation interest-only	—	—	—	—	166,477	116,514	—	116,514
Reduced documentation amortizing	—	—	—	—	23,419	17,419	—	17,419
Multi-family	37,556	30,974	—	30,974	44,341	36,412	—	36,412
Commercial real estate	16,595	12,113	—	12,113	13,256	7,809	—	7,809
Total impaired loans	$501,134	$393,677	$(21,033)	$372,644	$457,440	$346,906	$(5,046)	$341,860

The following tables set forth the average recorded investment, interest income recognized and cash basis interest income related to our impaired mortgage loans by segment and class for the periods indicated.

	For the Three Months Ended June 30,
	2013			2012
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Residential:
Full documentation interest-only	$103,076	$608	$630	$10,378	$81	$85
Full documentation amortizing	27,316	171	173	4,104	39	38
Reduced documentation interest-only	150,542	992	1,018	10,982	114	115
Reduced documentation amortizing	25,243	209	210	2,006	19	19
Multi-family	16,380	180	195	63,795	578	674
Commercial real estate	8,586	139	147	12,744	76	118
Without an allowance recorded:
Residential:
Full documentation interest-only	19,119	96	91	83,978	356	350
Full documentation amortizing	6,153	17	15	18,085	59	55
Reduced documentation interest-only	—	—	—	118,551	520	509
Reduced documentation amortizing	—	—	—	17,889	102	105
Multi-family	32,404	346	389	9,543	166	156
Commercial real estate	11,137	51	134	5,981	131	131
Total impaired loans	$399,956	$2,809	$3,002	$358,036	$2,241	$2,355

	For the Six Months Ended June 30,
	2013			2012
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Residential:
Full documentation interest-only	$102,934	$1,157	$1,262	$10,448	$174	$179
Full documentation amortizing	27,615	289	305	4,031	81	81
Reduced documentation interest-only	149,207	1,897	2,042	11,226	235	241
Reduced documentation amortizing	25,870	297	322	1,930	42	41
Multi-family	17,488	373	380	54,621	1,227	1,552
Commercial real estate	9,335	240	264	14,194	261	314
Without an allowance recorded:
Residential:
Full documentation interest-only	19,244	166	170	81,249	660	700
Full documentation amortizing	5,861	67	65	17,748	107	112
Reduced documentation interest-only	2,781	—	—	115,561	987	1,064
Reduced documentation amortizing	—	—	—	17,012	202	232
Multi-family	33,740	745	796	7,194	366	356
Commercial real estate	10,028	225	259	3,987	269	262
Total impaired loans	$404,103	$5,456	$5,865	$339,201	$4,611	$5,134

The following tables set forth information about our mortgage loans receivable by segment and class at June 30, 2013 and 2012 which were modified in a TDR during the periods indicated.

	Modifications During the Three Months Ended June 30,
	2013			2012
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at June 30, 2013	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at June 30, 2012
Residential:
Full documentation interest-only	6	$1,296	$1,295	4	$1,060	$1,046
Full documentation amortizing	3	721	718	—	—	—
Reduced documentation interest-only	8	2,702	2,702	4	1,815	1,803
Reduced documentation amortizing	3	1,342	1,321	1	401	393
Multi-family	—	—	—	6	5,545	5,456
Commercial real estate	2	2,416	2,359	2	3,235	3,235
Total	22	$8,477	$8,395	17	$12,056	$11,933

	Modifications During the Six Months Ended June 30,
	2013			2012
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at June 30, 2013	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at June 30, 2012
Residential:
Full documentation interest-only	11	$2,451	$2,450	4	$1,060	$1,046
Full documentation amortizing	5	1,501	1,506	—	—	—
Reduced documentation interest-only	19	6,135	6,111	7	2,729	2,718
Reduced documentation amortizing	6	2,084	2,045	5	1,950	1,851
Multi-family	3	2,784	2,465	12	31,581	30,303
Commercial real estate	3	3,955	3,698	3	4,234	4,164
Total	47	$18,910	$18,275	31	$41,554	$40,082

The following table sets forth information about our mortgage loans receivable by segment and class at June 30, 2013 and 2012 which were modified in a TDR during the twelve months ended June 30, 2013 and 2012 and had a payment default subsequent to the modification during the periods indicated.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013		2012		2013		2012
(Dollars In Thousands)	Number of Loans	Recorded Investment at June 30, 2013	Number of Loans	Recorded Investment at June 30, 2012	Number of Loans	Recorded Investment at June 30, 2013	Number of Loans	Recorded Investment at June 30, 2012
Residential:
Full documentation interest-only	11	$2,915	1	$339	18	$4,554	1	$339
Full documentation amortizing	9	2,668	1	79	9	2,668	1	79
Reduced documentation interest-only	19	6,369	5	1,701	24	8,157	6	2,057
Reduced documentation amortizing	3	483	2	544	5	885	6	1,980
Multi-family	—	—	3	4,473	—	—	3	4,473
Total	42	$12,435	12	$7,136	56	$16,264	17	$8,928

For additional information regarding our loans receivable and allowance for loan losses, see “Asset Quality” and “Critical Accounting Policies” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

5.     Borrowings

The following table summarizes our borrowings and their weighted average rates at the dates indicated.

	At June 30, 2013		At December 31, 2012
(Dollars in Thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal funds purchased	$280,000	0.27%	$—	—%
Reverse repurchase agreements	1,100,000	4.08	1,100,000	4.32
FHLB-NY advances	2,394,000	2.01	2,897,000	2.07
Other borrowings, net	247,895	5.00	376,496	6.62
Total borrowings, net	$4,021,895	2.64%	$4,373,496	3.03%

Included in our borrowings are various obligations which, by their terms, may be called by the counterparty.  At June 30, 2013 and December 31, 2012, we had $1.95 billion of callable borrowings, all of which at December 31, 2012 were contractually callable by the counterparty within three months and on a quarterly basis thereafter.  During the 2013 second quarter, we restructured $1.15 billion of these borrowings with the counterparties, of which $300.0 million were reverse repurchase agreements and $850.0 million were Federal Home Loan Bank of New York, or FHLB-NY, advances, resulting in a reduction in the weighted average interest rate on such borrowings from 4.44% to 3.54% and an extension of terms from a weighted average remaining term at the time of the restructuring of approximately 4 years to approximately 7 years.  The restructuring also extended the contractual call dates on $950.0 million of these borrowings to 2017 and on $100.0 million of these borrowings to 2016.

The following table sets forth the contractual maturities of our FHLB-NY advances and our reverse repurchase agreements at June 30, 2013.

(In Thousands)	FHLB-NY Advances		Reverse Repurchase Agreements
Contractual Maturity:
Twelve months or less	$644,000	(1)	$—
Thirteen to twenty-four months	50,000		200,000	(2)
Twenty-five to thirty-six months	725,000		—
Thirty-seven to forty-eight months	125,000		600,000	(2)
Over sixty months	850,000	(3)	300,000	(4)
Total	$2,394,000		$1,100,000

(1)

Includes $119.0 million of borrowings due overnight, $200.0 million of borrowings due in less than 30 days, $125.0 million of borrowings due in 30-90 days and $200.0 million of borrowings due after 90 days.

(2)	Callable within the next three months and on a quarterly basis thereafter.
(3)	Callable in 2017.
(4)

Includes $100.0 million of borrowings which are callable within the next three months and on a quarterly basis thereafter, $100.0 million of borrowings which are callable in 2016 and $100.0 million of borrowings which are callable in 2017.

Our former finance subsidiary, Astoria Capital Trust I, was formed for the purpose of issuing $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, and $3.9 million of common securities (which were the only voting securities of Astoria Capital Trust I and were owned by Astoria Financial Corporation) and used the proceeds to acquire 9.75% Junior Subordinated Debentures, due November 1, 2029,  issued by Astoria Financial Corporation totaling $128.9 million.  The Junior Subordinated Debentures were the sole assets of Astoria Capital Trust I.  The Junior Subordinated Debentures were prepayable, in whole or in part, at our option at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures were prepayable at par value.  The Capital Securities had the same prepayment provisions as the Junior Subordinated Debentures.  On May 10, 2013, we prepaid in whole our Junior Subordinated Debentures, which were included in other borrowings, net, pursuant to the optional prepayment provisions of the indenture at a prepayment price of 103.413% of the $128.9 million aggregate principal amount, plus accrued and unpaid interest to, but not including, the date of repayment.  As a result of the prepayment in whole of the Junior Subordinated Debentures, Astoria Capital Trust I simultaneously applied the proceeds of such prepayment to redeem its Capital Securities, as well as the common securities owned by Astoria Financial Corporation.  The prepayment of the Junior Subordinated Debentures resulted in a $4.3 million prepayment charge in the 2013 second quarter for the early extinguishment of this debt.

6.     Preferred Stock

On March 19, 2013, in a public offering, we sold 5,400,000 depositary shares, each representing a 1/40th interest in a share of our 6.50% Non-Cumulative Perpetual Preferred Stock, Series C, $1.00 par value per share, $1,000 liquidation preference per share (equivalent to $25 per depositary share), or Series C Preferred Stock.  We issued 135,000 shares of the Series C Preferred Stock in connection with the sale of the depositary shares.  The aggregate proceeds from the offering, net of underwriting discounts and other issuance costs, were approximately $129.8 million.

The Series C Preferred Stock, and corresponding depositary shares, may be redeemed at our option, in whole or in part, on April 15, 2018, or on any dividend payment date occurring thereafter, at a redemption price of $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends (without accumulation of any undeclared dividends). The Series C Preferred Stock may also be redeemed in whole, but not in part, at any time upon the occurrence of a “regulatory capital treatment event,” as defined in the certificate of designations included in the registration statement on Form 8-A filed with the SEC on March 19, 2013.  The holders of the Series C Preferred Stock, and the corresponding depositary shares, do not have the right to require the redemption or repurchase of the Series C Preferred Stock.

Beginning in July 2013, dividends are payable on the Series C Preferred Stock when, as and if declared by our Board of Directors, on a non-cumulative basis quarterly in arrears on January 15, April 15, July 15 and October 15 of each year at an annual rate of 6.50% on the liquidation preference of $1,000 per share.  No dividend shall be declared, paid, or set aside for payment on our common stock unless the full dividends for the most recently completed dividend period have been declared and paid on our Series C Preferred Stock.  On June 19, 2013, our Board of Directors declared the first quarterly cash dividend on our Series C Preferred Stock aggregating $2.8 million, or $20.94 per share, based on an annual rate of 6.50% on the liquidation preference of $1,000 per share for the dividend period from the issuance date of March 19, 2013 through and including July 14, 2013. The dividend was paid on July 15, 2013 to stockholders of record as of June 30, 2013.

7.     Earnings Per Common Share

The following table is a reconciliation of basic and diluted earnings per common share, or EPS.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands, Except Share Data)	2013	2012	2013	2012
Net income	$15,665	$12,824	$29,517	$22,820
Preferred stock dividends	(2,827)	—	(2,827)	—
Net income available to common shareholders	12,838	12,824	26,690	22,820
Income allocated to participating securities	(154)	(187)	(314)	(102)
Net income allocated to common shareholders	$12,684	$12,637	$26,376	$22,718

Basic weighted average common shares outstanding	97,021,334	95,332,904	96,848,989	95,175,886
Dilutive effect of stock options (1)	—	—	—	—
Diluted weighted average common shares outstanding	97,021,334	95,332,904	96,848,989	95,175,886

Basic EPS	$0.13	$0.13	$0.27	$0.24
Diluted EPS	$0.13	$0.13	$0.27	$0.24

(1)

Excludes options to purchase 1,949,670 shares of common stock which were outstanding during the three months ended June 30, 2013; options to purchase 5,750,485 shares of common stock which were outstanding during the three months ended June 30, 2012; options to purchase 2,387,763 shares of common stock which were outstanding during the six months ended June 30, 2013; and options to purchase 5,786,354 shares of common stock which were outstanding during the six months ended June 30, 2012 because their inclusion would be anti-dilutive.

For EPS computations, unvested shares of restricted common stock represent participating securities, whereas unvested restricted stock units are treated as potential common shares with the dilutive effect calculated using the treasury stock method.  However, the units are excluded from the denominator for both the basic and diluted EPS computations until the performance conditions are satisfied.  As a result, unvested restricted stock units were excluded from the EPS computation for the three and six months ended June 30, 2013.  There were no unvested restricted stock units outstanding during the three and six months ended June 30, 2012.  See Note 10 for additional information about the restricted stock units granted in 2013.

8.     Other Comprehensive Income/Loss

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

The following tables set forth the components of accumulated other comprehensive loss at the dates indicated and the changes during the three and six months ended June 30, 2013.

(In Thousands)	At March 31, 2013	Other Comprehensive (Loss) Income	At June 30, 2013
Net unrealized gain (loss) on securities available-for-sale	$ 7,581	$(8,065)	$ (484)
Net actuarial loss on pension plans and other postretirement benefits	(76,488)	542	(75,946)
Prior service cost on pension plans and other postretirement benefits	(3,392)	35	(3,357)
Accumulated other comprehensive loss	$(72,299)	$(7,488)	$(79,787)

(In Thousands)	At December 31, 2012	Other Comprehensive (Loss) Income	At June 30, 2013
Net unrealized gain (loss) on securities available-for-sale	$ 7,451	$(7,935)	$ (484)
Net actuarial loss on pension plans and other postretirement benefits	(77,115)	1,169	(75,946)
Prior service cost on pension plans and other postretirement benefits	(3,426)	69	(3,357)
Accumulated other comprehensive loss	$(73,090)	$(6,697)	$(79,787)

The following tables set forth the components of other comprehensive loss for the periods indicated.

	For the Three Months Ended June 30, 2013
(In Thousands)	Before Tax Amount	Tax Benefit (Expense)	After Tax Amount
Net unrealized loss on securities available-for-sale:
Net unrealized holding loss on securities arising during the period	$(10,396)	$ 3,663	$ (6,733)
Reclassification adjustment for gain on sales of securities included in net income	(2,057)	725	(1,332)
Net unrealized loss on securities available-for-sale	(12,453)	4,388	(8,065)
Reclassification adjustment for net actuarial loss included in net income	838	(296)	542
Reclassification adjustment for prior service cost included in net income	53	(18)	35
Other comprehensive loss	$(11,562)	$ 4,074	$ (7,488)

	For the Six Months Ended June 30, 2013
(In Thousands)	Before Tax Amount	Tax Benefit (Expense)	After Tax Amount
Net unrealized loss on securities available-for-sale:
Net unrealized holding loss on securities arising during the period	$(10,196)	$ 3,593	$ (6,603)
Reclassification adjustment for gain on sales of securities included in net income	(2,057)	725	(1,332)
Net unrealized loss on securities available-for-sale	(12,253)	4,318	(7,935)
Reclassification adjustment for net actuarial loss included in net income	1,805	(636)	1,169
Reclassification adjustment for prior service cost included in net income	106	(37)	69
Other comprehensive loss	$(10,342)	$ 3,645	$ (6,697)

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to, and the affected line items in, the consolidated statements of income for the periods indicated.

(In Thousands)	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013	Income Statement Line Item
Reclassification adjustment for gain on sales of securities	$(2,057)	$(2,057)	Gain on sales of securities
Reclassification adjustment for net actuarial loss (1)	838	1,805	Compensation and benefits
Reclassification adjustment for prior service cost (1)	53	106	Compensation and benefits
Total before tax	(1,166)	(146)
Income tax effect	411	52	Income tax expense
Total reclassifications, net of tax	$ (755)	$ (94)	Net income

(1)

These other comprehensive loss components are included in the computations of net periodic cost for our defined benefit pension plans and other postretirement benefit plan. See Note 9 for additional details.

9.               Pension Plans and Other Postretirement Benefits

The following tables set forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan for the periods indicated.

	Pension Benefits		Other Postretirement Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Service cost	$—	$511	$471	$336
Interest cost	2,365	2,662	289	326
Expected return on plan assets	(3,189)	(3,110)	—	—
Recognized net actuarial loss	790	565	48	96
Amortization of prior service cost (credit)	53	55	—	(5)
Net periodic cost	$19	$683	$808	$753

	Pension Benefits		Other Postretirement Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Service cost	$—	$2,025	$789	$531
Interest cost	4,775	5,664	640	689
Expected return on plan assets	(6,377)	(5,728)	—	—
Recognized net actuarial loss	1,569	3,803	236	258
Amortization of prior service cost (credit)	106	66	—	(12)
Curtailment	—	7	—	—
Net periodic cost	$73	$5,837	$1,665	$1,466

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

10.               Stock Incentive Plans

During the six months ended June 30, 2013, 494,420 shares of restricted common stock were granted to select officers under the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan, of which 467,070 shares vest one-third per year on or about December 16, beginning December 16, 2013, 1,000 shares vest on December 16, 2013, 6,000 shares vest one-third per year on or about January 7, beginning January 7, 2014, 1,500 shares vest on December 15, 2014, 2,500 shares vest on December 14, 2015 and 16,350 were forfeited as of June 30, 2013.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2005 Employee Stock Plan, all restricted common stock granted pursuant to such plan immediately vests.

During the six months ended June 30, 2013, 41,690 shares of restricted common stock were granted to directors under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, of which 36,020 remain outstanding at June 30, 2013 and vest 100% in January 2016, although awards immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.

The following table summarizes restricted common stock activity in our stock incentive plans for the six months ended June 30, 2013.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	1,146,657	$ 14.87
Granted	536,110	9.70
Vested	(275,905)	(23.75)
Forfeited	(90,306)	(11.00)
Nonvested at June 30, 2013	1,316,556	11.17

In addition to the activity described above, during the 2013 first quarter, 432,300 performance-based restricted stock units were granted to select officers under the 2005 Employee Stock Plan, with a grant date fair value of $9.22 per unit, of which 415,900 units remain outstanding at June 30, 2013.  Each restricted stock unit granted represents a right, under the 2005 Employee Stock Plan, to receive one share of our common stock in the future, subject to meeting certain criteria.  The restricted stock units have specified performance objectives within a specified performance measurement period and no voting or dividend rights prior to vesting and delivery of shares.  The performance measurement period for these restricted stock units is the fiscal year ending December 31, 2015 and the vest date is February 1, 2016.  Shares will be issued on the vest date at either 100%, 75%, 50% or 0% of units granted based on actual performance during the performance measurement period.  Absent a change of control, if a grantee’s employment terminates prior to December 31, 2015 all restricted stock units will be forfeited.  In the event the grantee terminates his/her employment during the period between December 31, 2015 and February 1, 2016 due to death, disability, retirement or a change of control, the grantee will remain entitled to the shares otherwise earned.

Stock-based compensation expense is recognized on a straight-line basis over the vesting period and totaled $1.1 million, net of taxes of $613,000, for the three months ended June 30, 2013 and $2.2 million, net of taxes of $1.2 million, for the six months ended June 30, 2013.  Stock-based compensation expense totaled $1.1 million, net of taxes of $598,000, for the three months ended June 30, 2012 and $1.4 million, net of taxes of $782,000, for the six months ended June 30, 2012.  At June 30, 2013, pre-tax compensation cost related to all nonvested awards of restricted common stock and restricted stock units not yet recognized totaled $13.8 million and will be recognized over a weighted average period of approximately 2.2 years, which excludes $1.8 million of pre-tax compensation cost related to 65,000 shares of performance-based restricted common stock granted in 2011 and 103,975 performance-based restricted stock units granted in 2013 for which compensation cost will begin to be recognized when the achievement of the performance conditions becomes probable.

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

11.             Fair Value Measurements

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

	Carrying Value at June 30, 2013
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$220,458	$—	$ 220,458
Non-GSE issuance REMICs and CMOs	9,142	—	9,142
GSE pass-through certificates	19,501	—	19,501
Obligations of GSEs	93,489	—	93,489
Fannie Mae stock	1	1	—
Total securities available-for-sale	$342,591	$1	$ 342,590

	Carrying Value at December 31, 2012
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$204,827	$—	$ 204,827
Non-GSE issuance REMICs and CMOs	11,219	—	11,219
GSE pass-through certificates	21,375	—	21,375
Obligations of GSEs	98,879	—	98,879
Fannie Mae stock	—	—	—
Total securities available-for-sale	$336,300	$—	$ 336,300

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

Residential mortgage-backed securities

Residential mortgage-backed securities comprised 73% of our securities available-for-sale portfolio at June 30, 2013 and 71% at December 31, 2012.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  GSE securities, for which an active market exists for similar securities making observable inputs readily available, comprised 96% of our available-for-sale residential mortgage-backed securities portfolio at June 30, 2013 and 95% at December 31, 2012.

We review changes in the pricing service fair values from month to month taking into consideration changes in market conditions including changes in mortgage spreads, changes in treasury yields and changes in generic pricing on fifteen and thirty year securities.  Significant month over month price changes are analyzed further using discounted cash flow models and, on occasion, third party quotes.  Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

Obligations of GSEs

Obligations of GSEs comprised 27% of our securities available-for-sale portfolio at June 30, 2013 and 29% at December 31, 2012 and consisted of debt securities issued by GSEs.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service gathers information from market sources and integrates relative credit information, observed market movements and sector news into their pricing applications and models.  Spread scales, representing credit risk, are created and are based on the new issue market, secondary trading and dealer quotes.  Option adjusted spread models are incorporated to adjust spreads of issues that have early redemption features.  Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

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

	Carrying Value
(In Thousands)	At June 30, 2013	At December 31, 2012
Non-performing loans held-for-sale, net	$ 3,555	$ 3,881
Impaired loans	279,405	282,723
MSR, net	10,177	6,947
REO, net	12,108	20,796
Total	$ 305,245	$ 314,347

The following table provides information regarding the losses recognized on our assets measured at fair value on a non-recurring basis for the periods indicated.

	For the Six Months Ended June 30,
(In Thousands)	2013	2012
Non-performing loans held-for-sale, net (1)	$858	$698
Impaired loans (2)	13,449	25,610
MSR, net (3)	—	574
REO, net (4)	1,177	2,726
Total	$15,484	$29,608

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

Loans-held-for-sale, net (non-performing loans held-for-sale)

Fair values of non-performing loans held-for-sale are estimated through either preliminary bids from potential purchasers of the loans or the estimated fair value of the underlying collateral discounted for factors necessary to solicit acceptable bids, and adjusted as necessary based on management’s experience with sales of similar types of loans and, as such, are classified as Level 3.  Non-performing loans held-for-sale were comprised primarily of multi-family and commercial real estate mortgage loans at June 30, 2013.  Substantially all of the non-performing loans held-for-sale at December 31, 2012 were multi-family mortgage loans.

Loans receivable, net (impaired loans)

Loans which meet certain criteria are evaluated individually for impairment.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans were comprised of 83% residential mortgage loans and 17% multi-family and commercial real estate mortgage loans at June 30, 2013 and 78% residential mortgage loans and 22% multi-family and commercial real estate mortgage loans at December 31, 2012.  Impaired loans for which a fair value adjustment was recognized were comprised of 85% residential mortgage loans and 15% multi-family and commercial real estate mortgage loans at June 30, 2013 and 84% residential mortgage loans and 16% multi-family and commercial real estate mortgage loans at December 31, 2012.  Our impaired loans are generally collateral dependent and, as such, are generally carried at the estimated fair value of the collateral less estimated selling costs.

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

MSR, net

The right to service loans for others is generally obtained through the sale of residential mortgage loans with servicing retained.  MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At June 30, 2013, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 10.92%, a weighted average constant prepayment rate on mortgages of 14.79% and a weighted average life of 5.2 years.  At December 31, 2012, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 10.95%, a weighted average constant prepayment rate on mortgages of 23.12% and a weighted average life of 3.4 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

REO, net

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure, all of which were residential properties at June 30, 2013 and December 31, 2012, and is carried, net of allowances for losses, at the lower of cost or fair value less estimated selling costs.  The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

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

	At June 30, 2013
	Carrying	Estimated Fair Value
(In Thousands)	Value	Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$1,892,883	$1,882,671	$1,882,671	$—
FHLB-NY stock	148,738	148,738	148,738	—
Loans held-for-sale, net (1)	29,283	29,283	—	29,283
Loans receivable, net (1)	12,525,182	12,684,258	—	12,684,258
MSR, net (1)	10,177	10,180	—	10,180
Financial Liabilities:
Deposits	10,245,332	10,343,246	10,343,246	—
Borrowings, net	4,021,895	4,284,176	4,284,176	—

(1)          Includes assets measured at fair value on a non-recurring basis.

	At December 31, 2012
	Carrying	Estimated Fair Value
(In Thousands)	Value	Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$1,700,141	$1,725,090	$1,725,090	$—
FHLB-NY stock	171,194	171,194	171,194	—
Loans held-for-sale, net (1)	76,306	78,486	—	78,486
Loans receivable, net (1)	13,078,471	13,311,997	—	13,311,997
MSR, net (1)	6,947	6,948	—	6,948
Financial Liabilities:
Deposits	10,443,958	10,588,073	10,588,073	—
Borrowings, net	4,373,496	4,857,989	4,857,989	—

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

Loans held-for-sale, net

The fair values of fifteen and thirty year conforming fixed rate residential mortgage loans originated for sale are estimated using an option-based pricing methodology designed to take into account interest rate volatility, which has a significant effect on the value of the options and structural features embedded in loans.  This methodology involves generating simulated interest rates, calculating the option adjusted spread, or OAS, of a mortgage-backed security whose price is known, which serves as a benchmark price, and using the benchmark OAS to estimate the pricing for similar mortgage instruments whose prices are not known.

Loans receivable, net

Fair values of loans are estimated using an option-based pricing methodology designed to take into account interest rate volatility, which has a significant effect on the value of the options and structural features embedded in loans.  This pricing methodology involves generating simulated interest rates, calculating the OAS of a mortgage-backed security whose price is known, which serves as a benchmark price, and using the benchmark OAS to estimate the pricing for similar mortgage instruments whose prices are not known.

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

Borrowings, net

The fair values of borrowings are based upon third party dealers’ estimated market values which are reviewed by management quarterly using an option adjusted spread model.

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

City of New York Notice of Determination

By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies relate to our operation of two subsidiaries of Astoria Federal, Fidata Service Corp., or Fidata, and Astoria Federal Mortgage Corp., or AF Mortgage.  We disagree with the assertion of the tax deficiencies.  Hearings in this matter were held before the New York City Tax Appeals Tribunal, or the NYC Tax Appeals Tribunal, in March and April 2013.  The NYC Tax Appeals Tribunal is not expected to render a decision in this matter until 2014.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at June 30, 2013 with respect to this matter.

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

In July 2012, we filed a motion for summary judgment for non-infringement based on a ruling by the U.S. Court of Appeals for the Federal District affirming the U.S. District Court for the District of Delaware, or the Delaware District Court, decision to grant summary judgment in favor of a defendant in an action involving the same plaintiff making substantially similar allegations with respect to identical and substantially similar patents as those involved in the action against us.  In April 2013, the U.S. Judicial Panel on Multidistrict Litigation transferred this action to the Delaware District Court to be centralized with other cases involving the same plaintiff and common questions of fact.  Our motion for summary judgment is now pending before the Delaware District Court.

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

Lefkowitz Litigation

In February 2012, we were served with a summons and complaint in a putative class action entitled Ellen Lefkowitz, individually and on behalf of all Persons similarly situated v. Astoria Federal Savings and Loan Association which was commenced in the Supreme Court of the State of New York, County of Queens, or the Queens County Supreme Court, against us alleging that during the proposed class period, we improperly charged overdraft fees to customer accounts when accounts were not overdrawn, improperly reordered electronic debit transactions from the highest to the lowest dollar amount and processed debits before credits to deplete accounts and maximize overdraft fee income.  The complaint contains the further assertion that we did not adequately inform our customers that they had the option to “opt-out” of overdraft services.  In May 2012, we moved to dismiss the complaint.  In July 2012, the Queens County Supreme Court issued an order dismissing the complaint in its entirety.  In September 2012, the plaintiff filed a notice of appeal with the Supreme Court of the State of New York, Appellate Division, Second Judicial Department, or the New York Supreme Court.  The plaintiff failed to perfect the appeal by the March 7, 2013 deadline.  By order dated May 3, 2013, this case was dismissed by the New York Supreme Court.

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

•      enhanced supervision and examination by the Office of the Comptroller of the Currency, or OCC, the Board of Governors of the Federal Reserve System, or the FRB, and the Consumer Financial Protection Bureau;

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

Astoria Financial Corporation is a Delaware corporation organized as the unitary savings and loan association holding company of Astoria Federal.  As the premier Long Island community bank, our goals are to enhance shareholder value while continuing to build a solid banking franchise.  We focus on growing our core businesses of mortgage portfolio lending and retail banking while maintaining strong asset quality and controlling operating expenses.  We have been developing strategies to grow other loan categories to diversify earning assets and to increase low cost core deposits.  These strategies include a greater level of participation in the multi-family and commercial real estate mortgage lending markets and, over time, expanding our array of business banking products and services, focusing on small and mid-sized businesses with an emphasis on attracting clients from larger competitors.  We are also exploring the selective expansion of our branch network into Manhattan and additional locations on Long Island.

We are impacted by both national and regional economic factors with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area.  Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging.  Interest rates are expected to remain at or near historic lows for the near term, although long-term rates increased somewhat during the latter part of the 2013 second quarter, with the ten year U.S. Treasury rate increasing from 1.63% at May 1, 2013 to 2.49% at the end of June.  The national unemployment rate, while remaining high, declined to 7.6% for June 2013, compared to a peak of 10.0% for October 2009, and new job growth, while remaining slow, has continued in 2013.  Softness persists in the housing and real estate markets, although the extent of such softness varies from region to region.  With respect to our multi-family mortgage loan origination activities, primarily focused in New York, we believe market conditions remain favorable.

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business has changed significantly in recent years.  As described in more detail in Part I, Item 1A, “Risk Factors,” in our 2012 Annual Report on Form 10-K, as supplemented by this report, certain aspects of the Reform Act continue to have a significant impact on us.  In July 2013, the federal bank regulatory agencies, or the Agencies, approved rules that will subject many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements which will be phased in with the initial provisions effective for us on January 1, 2015.  The rules also revise the quantity and quality of required minimum risk-based and leverage capital requirements applicable to Astoria Federal and Astoria Financial Corporation and revise the calculation of risk-weighted assets to enhance their risk sensitivity. We continue to review and prepare for the impact that the Reform Act, the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III, capital standards and related rulemaking will have on our business, financial condition and results of operations.

Net income available to common shareholders for the three months ended June 30, 2013 was approximately the same as that for the three months ended June 30, 2012, as increased net income was offset by our first quarterly dividend declared on our preferred stock in the 2013 second quarter.  See Note 6 of Notes to Consolidated Financial Statements in Part I, Item 1,

“Financial Statements (Unaudited),” for additional information on the issuance of the preferred stock.  The increase in net income for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, reflects a lower provision for loan losses and higher non-interest income, partially offset by an increase in non-interest expense and a reduction in net interest income.  For the six months ended June 30, 2013, net income available to common shareholders increased compared to the six months ended June 30, 2012.  This increase reflects an increase in net income, partially offset by the preferred stock dividend declared in the 2013 second quarter.  The increase in net income for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, reflects reductions in non-interest expense and provision for loan losses and an increase in non-interest income, partially offset by lower net interest income.

Net interest income for the three and six months ended June 30, 2013 was lower compared to the three and six months ended June 30, 2012, reflecting declines in interest income which exceeded the declines in interest expense.  The declines in interest income primarily reflect declines in the average yields on interest-earning assets and decreases in the average balances of residential mortgage loans, partially offset by increases in the average balances of multi-family and commercial real estate mortgage loans for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012.  The declines in interest expense were primarily due to declines in the average costs of interest-bearing liabilities, coupled with decreases in the average balances of certificates of deposit and borrowings for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012.  The net interest rate spread and the net interest margin each increased eight basis points for the 2013 second quarter compared to the 2012 second quarter and each increased three basis points for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  These increases in the net interest rate spread and the net interest margin are primarily due to the restructuring of $1.15 billion of borrowings resulting in a 90 basis point decline in their weighted average cost at the time of restructuring, which is more fully described in “Liquidity and Capital Resources,” and the prepayment of our 9.75% Junior Subordinated Debentures during the 2013 second quarter.  See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements (Unaudited),” for additional information on the prepayment of the Junior Subordinated Debentures.

The provision for loan losses for the 2013 second quarter totaled $4.5 million resulting in a provision of $13.7 million for the first half of 2013, compared to $10.0 million for the 2012 second quarter and $20.0 million for the first half of 2012.  The decline in the provision for loan losses is a reflection of the improvement in net loan charge-offs and total delinquent and non-performing loans during the 2013 second quarter and the contraction of the overall loan portfolio.  The allowance for loan losses totaled $143.9 million at June 30, 2013, compared to $145.5 million at December 31, 2012.  While the level of loans past due 90 days or more has continued its downward trend during the first six months of 2013, we expect the levels will remain somewhat elevated for some time, especially in certain states where judicial foreclosure proceedings are required.  Notwithstanding the decline in total delinquencies, our non-performing loans increased as of June 30, 2013 compared to December 31, 2012.  This increase was primarily attributable to the addition of bankruptcy loans discharged prior to 2012 which were current or less than 90 days past due, which totaled $51.5 million at June 30, 2013, to non-performing loans.  Effective in the 2013 first quarter, in addition to bankruptcy loans placed on non-accrual status and reported as non-performing loans as of December 31, 2012, we also included bankruptcy loans discharged prior to 2012 regardless of the delinquency status of the loans.  Such loans continue to generate interest income on a cash basis as payments are received.

Non-interest income increased for the 2013 second quarter compared to the 2012 second quarter primarily due to a gain on sales of securities in 2013 and higher mortgage banking income, net.  For the six months ended June 30, 2013, non-interest income also increased, in relation to the comparable 2012 period, although lower customer service fees partially offset higher mortgage banking income, net.

Non-interest expense for the 2013 second quarter increased compared to the 2012 second quarter.  This increase includes the prepayment charge for the early extinguishment of our Junior Subordinated Debentures and increased compensation and benefits expense, partially offset by lower federal deposit insurance premium expense and other non-interest expense.  For the six months ended June 30, 2013, non-interest expense decreased compared to the six months ended June 30, 2012.  This decline reflects lower compensation and benefits expense, federal deposit insurance premium expense and other non-interest expense, partially offset by an increase in occupancy, equipment and systems expense.

Total assets declined during the six months ended June 30, 2013, reflecting a decrease in our residential mortgage loan portfolio which was partially offset by increases in our multi-family and commercial real estate mortgage loan portfolio and our securities portfolio.  At June 30, 2013, our multi-family and commercial real estate mortgage loan portfolio represented 30% of our total loan portfolio, up from 24% at December 31, 2012, as we continue to reposition the asset mix of our balance sheet.  The decrease in our residential mortgage loan portfolio is the result of continued elevated levels of mortgage loan repayments which exceeded our origination and purchase volume in the first six months of 2013.  With historic low interest rates for thirty year fixed rate conforming mortgage loans, which we do not retain for our portfolio, such loans continue to be a more attractive alternative for borrowers than the hybrid ARM loan product that we retain for our portfolio.  Our residential mortgage loan origination and purchase volume continues to be negatively affected by this interest rate environment.

Total liabilities declined during the six months ended June 30, 2013, primarily due to a decrease in our borrowings portfolio reflecting the reduction in total assets, coupled with a decline in total deposits.  The decline in our borrowings portfolio reflects a decline in FHLB-NY advances and the prepayment of our Junior Subordinated Debentures, partially offset by our use of short-term federal funds purchased in 2013.  Total deposits decreased during the six months ended June 30, 2013 as a result of a decline in certificates of deposit, partially offset by a net increase in core deposits, consisting of low cost savings, money market and NOW and demand deposit accounts.  At June 30, 2013, core deposits represented 65% of total deposits, up from 62% at December 31, 2012, and included $630.7 million of business deposits, an increase of 29% since December 31, 2012.  The expansion of our business banking operations, which is a critical component of our strategic shift in the balance sheet, continues to facilitate growth in core deposits.

Stockholders’ equity increased as of June 30, 2013 compared to December 31, 2012.  The increase was primarily attributed to the issuance of the preferred stock in the 2013 first quarter and net income for the first six months of 2013, partially offset by dividends on common and preferred stock.

While the operating environment remains challenging, we are encouraged by the recent steepening of the yield curve as reflected by an increase in long-term mortgage loan interest rates.  Should long-term mortgage loan interest rates continue to trend higher, there is a potential for a slowdown in residential mortgage loan and mortgage-backed securities prepayments and a stabilization of our residential loan portfolio in the latter half of 2013.  Our focus continues to be on the strategic shift in our balance sheet through the repositioning of assets and liabilities.  We will continue to concentrate on growing our multi-family and commercial real estate mortgage loan portfolio, reducing certificates of deposit and increasing core deposits, which should positively impact the net interest margin.  We are pleased with the strength of our multi-family and commercial real estate loan production and pipeline as well as the strong growth in business deposits in 2013.  We look forward to this growth continuing in the future as we plan to add new team members in the business banking group over the coming months.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of our 2012 Annual Report on Form 10-K, as supplemented by our March 31, 2013 Quarterly Report on Form 10-Q and this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR, judgments regarding goodwill and securities impairment and the estimates related to our pension plans and other postretirement benefits are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions and estimates about highly uncertain matters.  Actual results may differ from our assumptions, estimates and judgments.  The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section of our 2012 Annual Report on Form 10-K.

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

Allowance adequacy calculations are adjusted quarterly, based on the results of our quantitative and qualitative analyses, to reflect our current estimates of the amount of probable losses inherent in our loan portfolio in determining our allowance for loan losses.  Allocations of the allowance to each loan category are adjusted quarterly to reflect probable inherent losses using the same quantitative and qualitative analyses used in connection with the overall allowance adequacy calculations.  Beginning with the 2013 first quarter, the allowance for loan losses allocated to residential mortgage loans over 180 days delinquent with a charge-off, previously determined within our qualitative analysis, is presented as attributable to these loans individually evaluated for impairment.  The portion of the allowance allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance for loan losses is available for losses applicable to the entire loan portfolio.

As a result of our updated charge-off and loss analyses, we modified certain allowance coverage percentages during the 2013 first and second quarters to reflect our current estimates of the amount of probable inherent losses in our loan portfolio in determining our general valuation allowances.  Based on our evaluation of the composition and size of our loan portfolio, the levels and composition of our loan delinquencies and non-performing loans, our loss history, the housing and real estate markets and the current economic environment, we determined that an allowance for loan losses of $143.9 million was appropriate at June 30, 2013, compared to $144.3 million at March 31, 2013 and $145.5 million at December 31, 2012.  The provision for loan losses totaled $13.7 million for the six months ended June 30, 2013.

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

At June 30, 2013, our MSR had an estimated fair value of $10.2 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.92%, a weighted average constant prepayment rate on mortgages of 14.79% and a weighted average life of 5.2 years.  At December 31, 2012, our MSR had an estimated fair value of $6.9 million and were valued based on expected future cash flows considering a weighted average discount rate of

10.95%, a weighted average constant prepayment rate on mortgages of 23.12% and a weighted average life of 3.4 years.

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

At June 30, 2013, the carrying amount of our goodwill totaled $185.2 million.  As of September 30, 2012, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

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

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer.  GSE issuance mortgage-backed securities comprised 92% of our securities portfolio at June 30, 2013.  Non-GSE issuance mortgage-backed securities at June 30, 2013 comprised 1% of our securities portfolio and had an amortized cost of $13.8 million, with 66% classified as available-for-sale and 34% classified as held-to-maturity.  Substantially all of our non-GSE issuance securities are investment grade securities and have performed similarly to our GSE issuance securities.  Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices.  The balance of our securities portfolio is primarily comprised of debt securities issued by GSEs.

The fair value of our securities portfolio is primarily impacted by changes in interest rates.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.  At June 30, 2013, we held 76 securities with an estimated fair value totaling $1.26 billion which had an unrealized loss totaling $37.0 million.  Of the securities in an unrealized loss position at June 30, 2013, $46.7 million, with an unrealized loss of $323,000, had been in a continuous unrealized loss position for more than twelve months.  At June 30, 2013, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

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

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities.  The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity.  Principal payments on loans and securities totaled $2.40 billion for the six months ended June 30, 2013, compared to $2.74 billion for the six months ended June 30, 2012.  The decrease in loan and securities repayments for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was primarily due to a decrease in mortgage loan repayments.  While residential mortgage loan repayments declined in the first half of 2013 compared to the first half of 2012, they remained at elevated levels due to historic low interest rates for thirty year fixed rate conforming loans, thereby continuing to make such loans, which we do not retain for our portfolio, a more attractive alternative for borrowers than the hybrid ARM loan product that we retain for our portfolio.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings.  Net cash provided by operating activities totaled $116.4 million for the six months ended June 30, 2013 and $140.8 million for the six months ended June 30, 2012.  Deposits decreased $198.6 million during the six months ended June 30, 2013 and decreased $531.4 million during the six months ended June 30, 2012, due to decreases in certificates of deposit, partially offset by increases in core deposits.  During the six months ended June 30, 2013 and 2012, we continued to allow high cost certificates of deposit to run off, while the increases in low cost core deposits appear to reflect customer preference for the liquidity these types of deposits provide.  In addition, total deposits included business deposits of $630.7 million at June 30, 2013, an increase of 29% since December 31, 2012, reflecting the expansion of our business banking operations, which is a critical component of our strategic shift in our balance sheet and continues to facilitate growth in our core deposits by generating new core relationships within the community and deepening our existing relationships.    Net borrowings decreased $351.6 million during the six months ended June 30, 2013 and increased $1.05 billion during the six months ended June 30, 2012.  The decrease in net borrowings during the six months ended June 30, 2013 was primarily due to a decrease in FHLB-NY advances and the prepayment of our Junior Subordinated Debentures, partially offset by our use of short-term federal funds purchased in 2013, and reflects the decline in total assets.  The increase in net borrowings during the six months ended June 30, 2012 was due to an increase in FHLB-NY advances and the issuance of our 5.00% senior unsecured notes due 2017, or 5.00% Senior Notes, in June 2012, partially offset by a decrease in reverse repurchase agreements, and reflected our use of term borrowings to help manage interest rate risk.  The growth in core deposits and the declines in certificates of deposit and borrowings during the six months ended June 30 2013 reflect our efforts to reposition the liability mix of our balance sheet.  At June 30, 2013, core deposits represented 65% of total deposits, up from 62% at December 31, 2012, and total deposits increased to 72% of total interest-bearing liabilities at June 30, 2013, up from 70% at December 31, 2012.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities.  Gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2013 totaled $1.34 billion, of which $874.8 million were multi-family and commercial real estate loan originations, $306.3 million were residential loan originations and $161.4 million were purchases of individual residential mortgage loans through our third party loan origination program.  This compares to gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2012 totaling $2.67 billion, of which $893.5 million were multi-family loan originations, $1.12 billion were residential loan originations and $659.0 million were residential loan purchases.  Although our multi-family and commercial real estate loan originations decreased slightly during the six months ended June 30, 2013, compared to the six months ended June 30, 2012, loan production remains strong as we concentrate on growing these portfolios.  Residential mortgage loan origination and purchase volume for portfolio has been negatively affected for an extended period of time by the historic low interest rates for thirty year fixed rate conforming mortgage loans and the expanded conforming loan limits resulting in more borrowers opting for thirty year fixed rate conforming mortgage loans, which we do not retain for our portfolio, and a reduced demand for the hybrid ARM loan product that we retain for our portfolio.  Purchases of securities totaled $773.0 million during the six months ended June 30, 2013 and $497.1 million during the six months ended June 30, 2012.

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

We maintain liquidity levels to meet our operational needs in the normal course of our business.  The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities.  Cash and due from banks totaled $155.9 million at June 30, 2013 and $121.5 million at December 31, 2012.  At June 30, 2013, we had $924.0 million in borrowings with a weighted average rate of 1.03% maturing over the next twelve months.  We have the flexibility to either repay or rollover these borrowings as they mature.  Included in our borrowings are various obligations which, by their terms, may be called by the counterparty.  At June 30, 2013 and December 31, 2012, we had $1.95 billion of callable borrowings, all of which at December 31, 2012 were contractually callable by the counterparty within three months and on a quarterly basis thereafter.  During the 2013 second quarter, we restructured $1.15 billion of these borrowings with the counterparties resulting in a reduction in the weighted average interest rate of such borrowings from 4.44% to 3.54% and an extension of terms from a weighted average remaining term at the time of the restructuring of approximately 4 years to approximately 7 years.  The restructuring also extended the contractual call dates on $950.0 million of these borrowings to 2017 and on $100.0 million of these borrowings to 2016.  Callable borrowings at June 30, 2013 included $900.0 million which are contractually callable by the counterparty within three months and on a quarterly basis thereafter.  We believe the potential for these borrowings to be called does not present a liquidity concern as they have above current market coupons and, as such, are not likely to be called absent a significant increase in market interest rates and we believe we can readily obtain replacement funding, although such funding may be at higher rates.  At June 30, 2013, FHLB-NY advances totaled $2.39 billion, or 60% of total borrowings.  We do not believe any of our borrowing counterparty concentrations represent a material risk to our liquidity.  See Note 5 of Notes to Consolidated Financial Statements, in Part I, Item 1, “Financial Statements (Unaudited),” for additional information on our borrowings.  In addition, we had $1.49 billion of certificates of deposit at June 30, 2013 with a weighted average rate of 0.94% maturing over the next twelve months.  We have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average rates at June 30, 2013.

	Borrowings			Certificates of Deposit
			Weighted		Weighted
			Average		Average
(Dollars in Millions)	Amount		Rate	Amount	Rate
Contractual Maturity:
Twelve months or less	$ 924		1.03%	$ 1,486	0.94%
Thirteen to thirty-six months	975	(1)	1.73	1,832	2.08
Thirty-seven to sixty months	975	(2)	4.02	269	1.28
Over sixty months	1,150	(3)	3.54	—	—
Total	$ 4,024		2.64%	$ 3,587	1.55%

(1)	Includes $200.0 million of borrowings, with an average rate of 4.18%, which are callable within the next three months and on a quarterly basis thereafter.
(2)	Includes $600.0 million of borrowings, with a weighted average rate of 4.19%, which are callable within the next three months and on a quarterly basis thereafter.
(3)

Includes $100.0 million of borrowings, with a rate of 4.05%, which are callable within the next three months and on a quarterly basis thereafter, $100.0 million of borrowings, with a rate of 3.66%, which are callable in 2016 and $950.0 million of borrowings, with a weighted average rate of 3.47%, which are callable in 2017.

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

On March 19, 2013, in a public offering, we sold 5,400,000 depositary shares, each representing a 1/40th interest in a share of our 6.50% Non-Cumulative Perpetual Preferred Stock, Series C, $1.00 par value per share, $1,000 liquidation preference per share (equivalent to $25 per depositary share).  We issued 135,000 shares of the Series C Preferred Stock in connection with the sale of the depositary shares.  The aggregate proceeds from the offering, net of underwriting discounts and other issuance costs, were approximately $129.8 million.

The Series C Preferred Stock, and corresponding depositary shares, may be redeemed at our option, in whole or in part, on April 15, 2018, or on any dividend payment date occurring thereafter, at a redemption price of $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends (without accumulation of any undeclared dividends).

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

Beginning in July 2013, dividends are payable on the Series C Preferred Stock when, as and if declared by our Board of Directors, on a non-cumulative basis quarterly in arrears on January 15, April 15, July 15 and October 15 of each year at an annual rate of 6.50% on the liquidation preference of $1,000 per share.  No dividend shall be declared, paid, or set aside for payment on our common stock unless the full dividends for the most recently completed dividend period have been declared and paid on our Series C Preferred Stock.

On May 10, 2013, we prepaid in whole our Junior Subordinated Debentures pursuant to the optional prepayment provisions of the indenture at a prepayment price of 103.413% of the $128.9 million aggregate principal amount, plus accrued and unpaid interest to, but not including, the date of repayment.  As a result of the prepayment in whole of the Junior Subordinated Debentures, Astoria Capital Trust I simultaneously applied the proceeds of such prepayment to redeem its $125.0 million aggregate liquidation amount of Capital Securities, as well as the $3.9 million of common securities owned by Astoria Financial Corporation.  The prepayment of the Junior Subordinated Debentures resulted in a $4.3 million prepayment charge in the 2013 second quarter for the early extinguishment of this debt.  See Note 1 and Note 5 of Notes to Consolidated Financial Statements, in Part I, Item 1, “Financial Statements (Unaudited),” for additional information regarding Astoria Capital Trust I, the Capital Securities and our Junior Subordinated Debentures.

Astoria Financial Corporation’s primary uses of funds include payment of dividends on common and preferred stock and payment of interest on its debt obligations.  During the six months ended June 30, 2013, Astoria Financial Corporation paid dividends on common stock totaling $7.8 million.  On June 19, 2013, our Board of Directors declared the first quarterly cash dividend on our Series C Preferred Stock aggregating $2.8 million, or $20.94 per share, based on an annual rate of 6.50% on the liquidation preference of $1,000 per share for the dividend period from the issuance date of March 19, 2013 through and including July 14, 2013.  The dividend was paid on July 15, 2013 to stockholders of record as of June 30, 2013.  On July 17, 2013, our Board of Directors declared a quarterly cash dividend of $0.04 per share on shares of our common stock payable on September 3, 2013 to stockholders of record as of August 15, 2013.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal.  Since Astoria Federal is a federally chartered savings association, there are regulatory limits on its ability to make distributions to Astoria Financial Corporation.  See Part I, Item 1, “Regulation and Supervision,” in our 2012 Annual Report on Form 10-K for further discussion of these regulatory limits.  Astoria Federal paid dividends to Astoria Financial Corporation totaling $25.0 million during the six months ended June 30, 2013.  On July 19, 2013, Astoria Federal paid a dividend in the amount of $6.0 million to Astoria Financial Corporation.

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At June 30, 2013, our tangible common equity ratio, which represents common stockholders’ equity less goodwill divided by total assets less goodwill, was 7.09%.  At June 30, 2013, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a Tangible capital ratio of 9.53%, Tier 1 leverage capital ratio of 9.53%, Total risk-based capital ratio of 16.82% and Tier 1 risk-based capital ratio of 15.56%.  As of June 30, 2013, Astoria Federal continues to be a well capitalized institution for all bank regulatory purposes.

Pursuant to the Reform Act, we will become subject to new minimum capital requirements.  In July 2013, the Agencies issued rules that will subject many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements. The rules also revise the quantity and quality of required minimum risk-based and leverage capital requirements applicable to Astoria Federal and Astoria Financial Corporation, consistent with the Reform Act and the Basel III capital standards, add a new common equity Tier 1 risk-based capital ratio and add an additional common equity Tier 1 capital conservation buffer, or Conservation Buffer, of 2.50% of risk-weighted assets, to be applied to the new common equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the total risk-based capital ratio.  The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. The rules also revise the calculation of risk-weighted assets to enhance their risk sensitivity and phase out trust preferred securities and cumulative perpetual preferred stock as Tier 1 capital. The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets will be phased in to allow banking organizations to meet the new capital standards, with the initial provisions effective for Astoria Financial Corporation and Astoria Federal on January 1, 2015.  We are continuing to review and prepare for the impact that the Reform Act, Basel III capital standards and related rulemaking will have on our business, financial condition and results of operations.  For additional information, see Part II, Item 1A, “Risk Factors.”

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered financial derivative instruments.  Commitments to sell loans totaled $56.7 million at June 30, 2013.  The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.  We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2012.

The following table details our contractual obligations at June 30, 2013.

	Payments due by period
		Less than	One to	Three to	More than
(In Thousands)	Total	One Year	Three Years	Five Years	Five Years
On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$ 3,475,000	$375,000	$ 975,000	$ 975,000	$ 1,150,000
Off-balance sheet contractual obligations:
Commitments to originate and purchase loans (1)	437,406	437,406	—	—	—
Commitments to fund unused lines of credit (2)	188,842	188,842	—	—	—
Total	$ 4,101,248	$1,001,248	$ 975,000	$ 975,000	$ 1,150,000

(1)         Includes commitments to originate loans held-for-sale of $29.6 million.

(2)         Includes commitments to fund unused home equity lines of credit of $120.9 million.

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

Comparison of Financial Condition as of June 30, 2013 and December 31, 2012 and Operating Results for the Three and Six Months Ended June 30, 2013 and 2012

Financial Condition

Total assets declined $395.6 million to $16.10 billion at June 30, 2013, from $16.50 billion at December 31, 2012, reflecting a decrease in our residential mortgage loan portfolio which was partially offset by increases in our multi-family and commercial real estate mortgage loan portfolio and our securities portfolio.

Loans receivable, net, decreased $553.3 million to $12.53 billion at June 30, 2013, from $13.08 billion at December 31, 2012, and represented 78% of total assets at June 30, 2013.  The growth in our multi-family and commercial real estate mortgage loan portfolios was more than offset by the decline in our residential mortgage loan portfolio resulting in a net decline of $536.6 million in our total mortgage loan portfolio to $12.36 billion at June 30, 2013, compared to $12.89 billion at December 31, 2012.  While our mortgage loan portfolio continues to consist primarily of residential mortgage loans, at June 30, 2013 our combined multi-family and commercial real estate mortgage loan portfolio represented 30% of our total loan portfolio, up from 24% at December 31, 2012.  This reflects our continued focus on repositioning the asset mix of our balance sheet.  Gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2013 totaled $1.34 billion, of which $874.8 million were multi-family and commercial real estate loan originations, $306.3 million were residential loan originations and $161.4 million were residential loan purchases.  This compares to gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2012 totaling $2.67 billion, of which $893.5 million were multi-family and commercial real estate loan originations, $1.12 billion were residential loan originations and $659.0 million were residential loan purchases.  Mortgage loan repayments decreased to $1.83 billion for the six months ended June 30, 2013, compared to $2.16 billion for the six months ended June 30, 2012.

Our residential mortgage loan portfolio decreased $1.08 billion to $8.63 billion at June 30, 2013, from $9.71 billion at December 31, 2012, and represented 68% of our total loan portfolio at June 30, 2013.  Residential mortgage loan repayments declined for the first half of 2013, compared to the first half of 2012, but remain at elevated levels and outpaced our origination and purchase volume during the six months ended June 30, 2013, resulting in a decline in the portfolio.  During the six months ended June 30, 2013, the loan-to-value ratio of our residential mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 62% and the loan amount averaged approximately $767,000.

Our multi-family mortgage loan portfolio increased $490.8 million to $2.90 billion at June 30, 2013, from $2.41 billion at December 31, 2012, and represented 23% of our total loan portfolio at June 30, 2013.  Our commercial real estate loan portfolio increased $56.2 million to $830.1 million at June 30, 2013, from $773.9 million at December 31, 2012, and represented 7% of our total loan portfolio at June 30, 2013.  Although multi-family and commercial real estate loan originations for the six months ended June 30, 2013 declined compared to the six months ended June 30, 2012, loan production remains strong as we concentrate on growing these portfolios.  During the six months ended June 30, 2013, our multi-family and commercial real estate mortgage loan originations reflected loan balances averaging approximately $2.8 million with a weighted average loan-to-value ratio, at the time of origination, of approximately 48% and a weighted average debt service coverage ratio of approximately 1.77%.

Our securities portfolio increased $199.0 million to $2.24 billion, or 14% of total assets, at June 30, 2013, compared to $2.04 billion at December 31, 2012.  This increase reflects purchases totaling $773.0 million in excess of repayments of $512.8 million and sales of $39.6 million during the six months ended June 30, 2013. At June 30, 2013, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost of $1.85 billion, a weighted average current coupon of 3.05%, a weighted average collateral coupon of 4.49% and a weighted average life of 3.4 years.  For additional information regarding our securities portfolio, see Note 2 of Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements (Unaudited).”

Deposits decreased $198.6 million to $10.25 billion at June 30, 2013, from $10.44 billion at December 31, 2012, due to a decrease of $373.4 million in certificates of deposit to $3.59 billion at June 30, 2012, partially offset by a net increase of $174.8 million in core deposits.  At June 30, 2013, core deposits totaled $6.66 billion and represented 65% of total deposits, up from 62% of total deposits at December 31, 2012.  This reflects our efforts to reposition the liability mix of our balance sheet, reducing borrowings and certificates of deposit and increasing core deposits.  Money market accounts increased $253.0 million since December 31, 2012 to $1.84 billion at June 30, 2013.  NOW and demand deposit accounts increased $41.1 million since December 31, 2012 to $2.14 billion at June 30, 2013.  Savings accounts decreased $119.3 million since December 31, 2012 to $2.68 billion at June 30, 2013.  The net increase in core deposits during the six months ended June 30, 2013 appear to reflect customer preference for the liquidity these types of deposits provide, as well as our efforts to expand our business banking customer base.  At June 30, 2013, total deposits included $630.7 million of business deposits, an increase of 29% since December 31, 2012.

Total borrowings, net, decreased $351.6 million to $4.02 billion at June 30, 2013, from $4.37 billion at December 31, 2012.  The decrease in borrowings was primarily due to a decrease of $503.0 million in FHLB-NY advances and the prepayment of our Junior Subordinated Debentures, partially offset by our use of short-term federal funds purchased in 2013 which totaled $280.0 million at June 30, 2013.  For further information on the prepayment of our Junior Subordinated Debentures, see “Liquidity and Capital Resources.”

Stockholders’ equity increased $149.2 million to $1.44 billion at June 30, 2013, from $1.29 billion at December 31, 2012.  The increase in stockholders’ equity was primarily due to the net proceeds of $129.8 million from the issuance of the Series C Preferred Stock in the 2013 first quarter and net income of $29.5 million, partially offset by dividends on common and preferred stock of $10.7 million.  For further information on the issuance of the Series C Preferred Stock, see “Liquidity and Capital Resources.”

Results of Operations

General

Net income available to common shareholders for the three months ended June 30, 2013 remained flat at $12.8 million, compared to the three months ended June 30, 2012, reflecting an increase in net income to $15.7 million for the three months ended June 30, 2013, compared to $12.8 million for the three months ended June 30, 2012, offset by our first quarterly dividend declared on our preferred stock aggregating $2.8 million in the 2013 second quarter.  Diluted EPS was $0.13 for both the three months ended June 30, 2013 and 2012.  The increase in net income for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, reflects a lower provision for loan losses and higher non-interest income, partially offset by an increase in non-interest expense and a reduction in net interest income.

For the six months ended June 30, 2013, net income available to common shareholders increased $3.9 million to $26.7 million, compared to $22.8 million for the six months ended June 30, 2012.  This increase reflects an increase of $6.7 million in net income to $29.5 million for the six months ended June 30, 2013, compared to $22.8 million for the six months ended June 30, 2012, partially offset by the preferred stock dividend declared in the 2013 second quarter.  Diluted EPS increased to $0.27 per share for the six months ended June 30, 2013, compared to $0.24 per share for the six months ended June 30, 2012.  The increase in net income for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, reflects reductions in non-interest expense and provision for loan losses and an increase in non-interest income, partially offset by lower net interest income.

Return on average assets increased to 0.39% for the three months ended June 30, 2013, compared to 0.30% for the three months ended June 30, 2012, and increased to 0.36% for the six months ended June 30, 2013, compared to 0.27% for the six months ended June 30, 2012.  The increases in the returns on average assets for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 were due to the increases in net income, coupled with declines in average assets.

Return on average common stockholders’ equity decreased to 3.92% for the three months ended June 30, 2013, compared to 4.02% for the three months ended June 30, 2012, and increased to 4.09% for the six months ended June 30, 2013, compared to 3.61% for the six months ended June 30, 2012.  Return on average tangible common stockholders’ equity, which represents average common stockholders’ equity less average goodwill, decreased to 4.57% for the three months ended June 30, 2013, compared to 4.70% for the three months ended June 30, 2012, and increased to 4.77% for the six months ended June 30, 2013, compared to 4.23% for the six months ended June 30, 2012.  The decreases in the returns on average common stockholders’ equity and average tangible common stockholders’ equity for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 were primarily due to an increase in average common stockholders’ equity.  The increases in these returns for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 were primarily due to the increase in net income available to common shareholders, partially offset by an increase in average common stockholders’ equity.

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

Net interest income decreased $1.8 million to $84.9 million for the three months ended June 30, 2013, from $86.7 million for the three months ended June 30, 2012, and decreased $6.0 million to $168.9 million for the six months ended June 30, 2013, from $174.9 million for the six months ended June 30, 2012.  These decreases reflect declines in interest income which exceeded the declines in interest expense.  The declines in interest income primarily reflect declines in the average yields on interest-earning assets and decreases in the average balances of residential mortgage loans, partially offset by increases in the average balances of multi-family and commercial real estate mortgage loans for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012.  The declines in interest expense were primarily due to declines in the average costs of interest-bearing liabilities, coupled with decreases in the average balances of certificates of deposit and borrowings for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012.

The net interest rate spread increased eight basis points to 2.15% for the three months ended June 30, 2013, from 2.07% for the three months ended June 30, 2012, and increased three basis points to 2.13% for the six months ended June 30, 2013, from 2.10% for the six months ended June 30, 2012.  The net interest margin also increased eight basis points to 2.22% for the three months ended June 30, 2013, from 2.14% for the three months ended June 30, 2012, and increased three basis points to 2.20% for the six months ended June 30, 2013, from 2.17% for the six months ended June 30, 2012.  The increases in the net interest rate spread and the net interest margin for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012, were primarily due to the restructuring of borrowings and the prepayment of our Junior Subordinated Debentures during the 2013 second quarter.  The average balance of net interest-earning assets increased $241.9 million to $938.3 million for the three months ended June 30,

2013, from $696.4 million for the three months ended June 30, 2012, and increased $187.1 million to $858.6 million for the six months ended June 30, 2013, from $671.5 million for the six months ended June 30, 2012.

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

	For the Three Months Ended June 30,
	2013				2012
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$8,984,211		$73,629	3.28%	$10,627,083		$95,454	3.59%
Multi-family and commercial real estate	3,544,459		40,390	4.56	2,582,913		36,491	5.65
Consumer and other loans (1)	258,260		2,208	3.42	274,986		2,294	3.34
Total loans	12,786,930		116,227	3.64	13,484,982		134,239	3.98
Mortgage-backed and other securities (2)	2,235,818		11,857	2.12	2,410,175		16,971	2.82
Interest-earning cash accounts	100,845		70	0.28	114,198		47	0.16
FHLB-NY stock	150,225		1,620	4.31	158,471		1,553	3.92
Total interest-earning assets	15,273,818		129,774	3.40	16,167,826		152,810	3.78
Goodwill	185,151				185,151
Other non-interest-earning assets	760,740				796,142
Total assets	$16,219,709				$17,149,119

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,727,016		339	0.05	$2,844,593		1,612	0.23
Money market	1,802,018		1,137	0.25	1,237,914		2,155	0.70
NOW and demand deposit	2,121,774		179	0.03	1,934,810		296	0.06
Total core deposits	6,650,808		1,655	0.10	6,017,317		4,063	0.27
Certificates of deposit	3,662,085		14,034	1.53	4,911,975		22,870	1.86
Total deposits	10,312,893		15,689	0.61	10,929,292		26,933	0.99
Borrowings	4,022,640		29,184	2.90	4,542,173		39,208	3.45
Total interest-bearing liabilities	14,335,533		44,873	1.25	15,471,465		66,141	1.71
Non-interest-bearing liabilities	444,427				401,166
Total liabilities	14,779,960				15,872,631
Stockholders’ equity	1,439,749				1,276,488
Total liabilities and stockholders’ equity	$16,219,709				$17,149,119

Net interest income/net interest rate spread (3)			$84,901	2.15%			$86,669	2.07%

Net interest-earning assets/net interest margin (4)	$938,285			2.22%	$696,361			2.14%

Ratio of interest-earning assets to interest-bearing liabilities	1.07	x			1.05	x

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

(4)        Net interest margin represents net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,
	2013				2012
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$9,266,404		$153,836	3.32%	$10,636,574		$194,746	3.66%
Multi-family and commercial real estate	3,421,366		79,013	4.62	2,491,768		72,961	5.86
Consumer and other loans (1)	261,103		4,436	3.40	278,152		4,635	3.33
Total loans	12,948,873		237,285	3.66	13,406,494		272,342	4.06
Mortgage-backed and other securities (2)	2,124,191		22,756	2.14	2,427,258		34,992	2.88
Interest-earning cash accounts	96,411		125	0.26	101,104		100	0.20
FHLB-NY stock	157,198		3,649	4.64	148,645		3,155	4.25
Total interest-earning assets	15,326,673		263,815	3.44	16,083,501		310,589	3.86
Goodwill	185,151				185,151
Other non-interest-earning assets	784,774				863,739
Total assets	$16,296,598				$17,132,391

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,748,927		681	0.05	$2,815,486		3,374	0.24
Money market	1,747,387		3,230	0.37	1,184,307		4,008	0.68
NOW and demand deposit	2,091,142		346	0.03	1,889,028		586	0.06
Total core deposits	6,587,456		4,257	0.13	5,888,821		7,968	0.27
Certificates of deposit	3,760,300		28,753	1.53	5,132,724		48,392	1.89
Total deposits	10,347,756		33,010	0.64	11,021,545		56,360	1.02
Borrowings	4,120,337		61,872	3.00	4,390,482		79,364	3.62
Total interest-bearing liabilities	14,468,093		94,882	1.31	15,412,027		135,724	1.76
Non-interest-bearing liabilities	450,301				457,047
Total liabilities	14,918,394				15,869,074
Stockholders’ equity	1,378,204				1,263,317
Total liabilities and stockholders’ equity	$16,296,598				$17,132,391

Net interest income/net interest rate spread (3)			$168,933	2.13%			$174,865	2.10%

Net interest-earning assets/net interest margin (4)	$858,580			2.20%	$671,474			2.17%

Ratio of interest-earning assets to interest-bearing liabilities	1.06	x			1.04	x

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

	Increase (Decrease) for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012			Increase (Decrease) for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
Residential	$(14,003)	$(7,822)	$(21,825)	$(23,769)	$(17,141)	$(40,910)
Multi-family and commercial real estate	11,840	(7,941)	3,899	23,577	(17,525)	6,052
Consumer and other loans	(141)	55	(86)	(293)	94	(199)
Mortgage-backed and other securities	(1,154)	(3,960)	(5,114)	(4,001)	(8,235)	(12,236)
Interest-earning cash accounts	(6)	29	23	(5)	30	25
FHLB-NY stock	(83)	150	67	190	304	494
Total	(3,547)	(19,489)	(23,036)	(4,301)	(42,473)	(46,774)
Interest-bearing liabilities:
Savings	(64)	(1,209)	(1,273)	(78)	(2,615)	(2,693)
Money market	733	(1,751)	(1,018)	1,477	(2,255)	(778)
NOW and demand deposit	28	(145)	(117)	58	(298)	(240)
Certificates of deposit	(5,206)	(3,630)	(8,836)	(11,469)	(8,170)	(19,639)
Borrowings	(4,188)	(5,836)	(10,024)	(4,624)	(12,868)	(17,492)
Total	(8,697)	(12,571)	(21,268)	(14,636)	(26,206)	(40,842)
Net change in net interest income	$5,150	$(6,918)	$(1,768)	$10,335	$(16,267)	$(5,932)

Interest Income

Interest income decreased $23.0 million to $129.8 million for the three months ended June 30, 2013, from $152.8 million for the three months ended June 30, 2012, due to a decrease in the average yield on interest-earning assets to 3.40% for the three months ended June 30, 2013, from 3.78% for the three months ended June 30, 2012, coupled with a decrease of $894.0 million in the average balance of interest-earning assets to $15.27 billion for the three months ended June 30, 2013, from $16.17 billion for the three months ended June 30, 2012.  The decrease in the average yield on interest-earning assets was primarily due to lower average yields on mortgage loans and mortgage-backed and other securities.  The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balances of residential mortgage loans and mortgage-backed and other securities, partially offset by an increase in the average balance of multi-family and commercial real estate mortgage loans.

Interest income on residential mortgage loans decreased $21.9 million to $73.6 million for the three months ended June 30, 2013, from $95.5 million for the three months ended June 30, 2012, due to a decrease of $1.64 billion in the average balance of such loans, coupled with a decrease in the average yield to 3.28% for the three months ended June 30, 2013, from 3.59% for the three months ended June 30, 2012.  The decrease in the average balance of residential mortgage loans reflects the continued elevated levels of repayments on such loans which have outpaced our originations and purchases over the past year.  The decrease in the average yield on residential mortgage loans was primarily due to new originations and purchases at lower interest rates than the rates on loans repaid over the past year and the impact of the downward repricing of our ARM loans.  The lower interest rates and decrease in the average balance are attributable to the negative impact of the U.S. government programs that impede our ability to grow residential mortgage loans profitably.  Net premium and deferred loan origination cost amortization on residential mortgage loans decreased $508,000 to $5.7 million for the three months ended June 30, 2013, from $6.2 million for the three months ended June 30, 2012.

Interest income on multi-family and commercial real estate mortgage loans increased $3.9 million to $40.4 million for the three months ended June 30, 2013, from $36.5 million for the three months ended June 30, 2012, due to an increase of $961.5 million in the average balance of such loans, offset by a decrease in the average yield to 4.56% for the three months ended June 30, 2013, from 5.65% for the three months ended June 30, 2012.  The increase in the average balance of multi-family and commercial real estate loans was attributable to strong levels of originations of such loans which have exceeded repayments over the past year.  The decrease in the average yield on multi-family and commercial real estate loans was primarily due to new originations at interest rates below the weighted average rates of the portfolios.  Prepayment penalties decreased $328,000 to $1.9 million for the three months ended June 30, 2013, from $2.2 million for the three months ended June 30, 2012.

Interest income on mortgage-backed and other securities decreased $5.1 million to $11.9 million for the three months ended June 30, 2013, from $17.0 million for the three months ended June 30, 2012, due to a decrease in the average yield to 2.12% for the three months ended June 30, 2013, from 2.82% for the three months ended June 30, 2012, coupled with a decrease of $174.4 million in the average balance of the portfolio.  The decrease in the average yield on mortgage-backed and other securities was primarily due to repayments on higher yielding securities and purchases of new securities with lower coupons than the weighted average coupon for the portfolio and an increase in net premium amortization.  Net premium amortization on mortgage-backed and other securities increased $1.0 million to $4.5 million for the three months ended June 30, 2013, from $3.5 million for the three months ended June 30, 2012.  The decrease in the average balance of mortgage-backed and other securities reflects securities repayments and sales over the past year in excess of purchases.

Interest income decreased $46.8 million to $263.8 million for the six months ended June 30, 2013, from $310.6 million for the six months ended June 30, 2012, due to a decrease in the average yield on interest-earning assets to 3.44% for the six months ended June 30, 2013, from 3.86% for the six months ended June 30, 2012, coupled with a decrease of $756.8 million in the average balance of interest-earning assets to $15.33 billion for the six months ended June 30, 2013, from $16.08 billion for the six months ended June 30, 2012.

Interest income on residential mortgage loans decreased $40.9 million to $153.8 million for the six months ended June 30, 2013, from $194.7 million for the six months ended June 30, 2012, due to a decrease of $1.37 billion in the average balance of such loans, coupled with a decrease in the average yield to 3.32% for the six months ended June 30, 2013, from 3.66% for the six months ended June 30, 2012.  Net premium and deferred loan origination cost amortization on residential mortgage loans decreased $1.3 million to $11.2 million for the six months ended June 30, 2013, from $12.5 million for the six months ended June 30, 2012.

Interest income on multi-family and commercial real estate loans increased $6.0 million to $79.0 million for the six months ended June 30, 2013, from $73.0 million for the six months ended June 30, 2012, due to an increase of $929.6 million in the average balance of such loans, offset by a decrease in the average yield to 4.62% for the six months ended June 30, 2013, from 5.86% for the six months ended June 30, 2012.  Prepayment penalties decreased $1.4 million to $3.3 million for the six months ended June 30, 2013, from $4.7 million for the six months ended June 30, 2012.

Interest income on mortgage-backed and other securities decreased $12.2 million to $22.8 million for the six months ended June 30, 2013, from $35.0 million for the six months ended June 30, 2012.  This decrease was due to a decrease in the average yield to 2.14% for the six months ended June 30, 2013, from 2.88% for the six months ended June 30, 2012, coupled with a decrease of $303.1 million in the average balance of the portfolio.  Net premium amortization on mortgage-backed and other securities increased $2.7 million to $9.4 million for the six months ended June 30, 2013, from $6.7 million for the six months ended June 30, 2012.

The principal reasons for the changes in the average yields and average balances of the various assets noted above for the six months ended June 30, 2013 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2013.

Interest Expense

Interest expense decreased $21.2 million to $44.9 million for the three months ended June 30, 2013, from $66.1 million for the three months ended June 30, 2012, due to a decrease in the average cost of interest-bearing liabilities to 1.25% for the three months ended June 30, 2013, from 1.71% for the three months ended June 30, 2012, coupled with a decrease of $1.13 billion in the average balance of interest-bearing liabilities to $14.34 billion for the three months ended June 30, 2013, from $15.47 billion for the three months ended June 30, 2012.  The decrease in the average cost of interest-bearing liabilities was primarily due to decreases in the average costs of borrowings and certificates of deposit, although the average cost of core deposits also declined.  The decrease in the average balance of interest-bearing liabilities reflects decreases in the average balances of certificates of deposit and borrowings, partially offset by an increase in the average balance of core deposits.

Interest expense on total deposits decreased $11.2 million to $15.7 million for the three months ended June 30, 2013, from $26.9 million for the three months ended June 30, 2012, due to a decrease in the average cost to 0.61% for the three months ended June 30, 2013, from 0.99% for the three months ended June 30, 2012, coupled with a decrease of $616.4 million in the average balance of total deposits to $10.31 billion for the three months ended June 30, 2013, from $10.93 billion for the three months ended June 30, 2012.  The decrease in the average cost of total deposits reflects decreases in the average costs of certificates of deposit, money market accounts and savings accounts.  The decrease in the average balance of total deposits was due to a decrease in the average balance of certificates of deposit, partially offset by a net increase in the average balance of core deposits.

Interest expense on certificates of deposit decreased $8.9 million to $14.0 million for the three months ended June 30, 2013, from $22.9 million for the three months ended June 30, 2012, due to a decrease of $1.25 billion in the average balance, coupled with a decrease in the average cost to 1.53% for the three months ended June 30, 2013, from 1.86% for the three months ended June 30, 2012.  The decrease in the average balance of certificates of deposit was primarily the result of our reduced focus on certificates of deposit reflecting our efforts to reposition the liability mix of our balance sheet to increase our core deposits and reduce certificates of deposit.  The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates.  During the three months ended June 30, 2013, $571.7 million of certificates of deposit, with a weighted average rate of 0.61% and a weighted average maturity at inception of fourteen months, matured and $375.5 million of certificates of deposit were issued or repriced, with a weighted average rate of 0.10% and a weighted average maturity at inception of eight months.

Interest expense on core deposits decreased $2.4 million to $1.7 million for the three months ended June 30, 2013, from $4.1 million for the three months ended June 30, 2012, due to a decrease in the average cost to 0.10% for the three months ended June 30, 2013, from 0.27% for the three months ended June 30, 2012, partially offset by an increase of $633.5 million in the average balance of such deposits.  Interest expense on savings accounts decreased $1.3 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to a decrease in the average cost to 0.05% for the three months ended June 30, 2013, from 0.23% for the three months ended June 30, 2012, coupled with a decrease of $117.6 million in the average balance.  Interest expense on money market accounts decreased $1.0 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to a decrease in the average cost to 0.25% for the three months ended June 30, 2013, from 0.70% for the three months ended June 30, 2012, partially offset by an increase of $564.1 million in the average balance.

Interest expense on borrowings decreased $10.0 million to $29.2 million for the three months ended June 30, 2013, from $39.2 million for the three months ended June 30, 2012, due to a decrease in the average cost to 2.90% for the three months ended June 30, 2013, from 3.45% for the three months ended June 30, 2012, coupled with a decrease of $519.5 million in the average balance of borrowings to $4.02 billion for the three months ended June 30, 2013, from $4.54 billion for the three months ended June 30, 2012.  The decrease in the average cost of borrowings reflects the restructuring of $1.15 billion of borrowings in the 2013 second quarter, which resulted in a reduction of the weighted average rate of such borrowings from 4.44% to 3.54%, the prepayment of the Junior Subordinated Debentures in the 2013 second quarter, the redemption of our 5.75% senior unsecured notes due October 2012 with the proceeds from the issuance of our 5.00% Senior Notes in 2012 and the repayment of borrowings that matured over the past year which had a higher weighted average rate than the weighted average rate of the portfolio.  The decrease in the average balance of borrowings primarily reflects the reduction in total average assets.  In addition, the proceeds from the issuance of the Series C Preferred Stock in March 2013 provided additional liquidity to reduce our borrowings position, including the prepayment of the Junior Subordinated Debentures in May 2013.

Interest expense decreased $40.8 million to $94.9 million for the six months ended June 30, 2013, from $135.7 million for the six months ended June 30, 2012, due to a decrease in the average cost of interest-bearing liabilities to 1.31% for the six months ended June 30, 2013, from

1.76% for the six months ended June 30, 2012, coupled with a decrease of $943.9 million in the average balance of interest-bearing liabilities to $14.47 billion for the six months ended June 30, 2013, from $15.41 billion for the six months ended June 30, 2012.

Interest expense on total deposits decreased $23.4 million to $33.0 million for the six months ended June 30, 2013, from $56.4 million for the six months ended June 30, 2012, due to a decrease in the average cost to 0.64% for the six months ended June 30, 2013, from 1.02% for the six months ended June 30, 2012, coupled with a decrease of $673.8 million in the average balance of total deposits to $10.35 billion for the six months ended June 30, 2013, from $11.02 billion for the six months ended June 30, 2012.

Interest expense on certificates of deposit decreased $19.6 million to $28.8 million for the six months ended June 30, 2013, from $48.4 million for the six months ended June 30, 2012, due to a decrease of $1.37 billion in the average balance, coupled with a decrease in the average cost to 1.53% for the six months ended June 30, 2013, from 1.89% for the six months ended June 30, 2012.  During the six months ended June 30, 2013, $1.22 billion of certificates of deposit matured, with a weighted average rate of 0.55% and a weighted average maturity at inception of thirteen months, and $822.3 million of certificates of deposit were issued or repriced, with a weighted average rate of 0.10% and a weighted average maturity at inception of eight months.

Interest expense on core deposits decreased $3.7 million to $4.3 million for the six months ended June 30, 2013, from $8.0 million for the six months ended June 30, 2012, due to a decrease in the average cost to 0.13% for the six months ended June 30, 2013, from 0.27% for the six months ended June 30, 2012, partially offset by an increase of $698.6 million in the average balance of such deposits.  Interest expense on savings accounts decreased $2.7 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to a decrease in the average cost to 0.05% for the six months ended June 30, 2013, from 0.24% for the six months ended June 30, 2012.  Interest expense on money market accounts decreased $778,000 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to a decrease in the average cost to 0.37% for the six months ended June 30, 2012, from 0.68% for the six months ended June 30, 2012, partially offset by an increase of $563.1 million in the average balance of such accounts.

Interest expense on borrowings decreased $17.5 million to $61.9 million for the six months ended June 30, 2013, from $79.4 million for the six months ended June 30, 2012, due to a decrease in the average cost to 3.00% for the six months ended June 30, 2013, from 3.62% for the six months ended June 30, 2012, coupled with a decrease of $270.1 million in the average balance of borrowings to $4.12 billion for the six months ended June 30, 2013, from $4.39 billion for the six months ended June 30, 2012.

The principal reasons for the changes in the average costs and average balances of the various liabilities noted above for the six months ended June 30, 2013 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2013.

Provision for Loan Losses

We review our allowance for loan losses on a quarterly basis.  Material factors considered during our quarterly review are the composition and size of our loan portfolio, the levels and composition of loan delinquencies and non-performing loans, our loss history and our evaluation of the housing and real estate markets and the current economic environment.  We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  We are impacted by both national and regional economic factors with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut.  Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging.  Interest rates are expected to remain at or near historic lows for the near term, although long-term rates increased somewhat during the latter part of the 2013 second quarter, with the ten year U.S. Treasury rate increasing from 1.63% at May 1, 2013 to 2.49% at the end of June.  The national unemployment rate, while remaining high, declined to 7.6% for June 2013, compared to a peak of 10.0% for October 2009, and new job growth, while remaining slow, has continued in 2013.  Softness persists in the housing and real estate markets, although the extent of such softness varies from region to region.  With respect to our multi-family mortgage loan origination activities, primarily focused in New York, we believe market conditions remain favorable.

The provision for loan losses totaled $4.5 million for the three months ended June 30, 2013, compared to $9.1 million for the three months ended March 31, 2013, resulting in a provision for loan losses of $13.7 million for the six months ended June 30, 2013.  This compares to a provision for loan losses of $10.0 million for both the first and second quarters of 2012, resulting in a provision for loan losses of $20.0 million for the six months ended June 30, 2012.  The decline in the provision for loan losses for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012, is a reflection of the improvement in net loan charge-offs and total delinquent and non-performing loans during the 2013 second quarter, and the contraction of the overall loan portfolio.  Net loan charge-offs totaled $4.9 million, or fifteen basis points of average loans outstanding, annualized, for the three months ended June 30, 2013, and $15.3 million, or twenty-four basis points of average loans outstanding, annualized, for the six months ended June 30, 2013.  This compares to $11.8 million, or thirty-five basis points of average loans outstanding, annualized, for the three months ended June 30, 2012 and $29.1 million, or forty-three basis points of average loans outstanding, annualized, for the six months ended June 30, 2012.  The decreases in net loan charge-offs for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 primarily relate to residential mortgage loans.  Total delinquent and non-performing loans declined $38.3 million during the 2013 second quarter to $499.3 million at June 30, 2013, compared to $537.6 million at March 31, 2013, primarily due to a decrease of $29.3 million in loans past due 30-59 days and accruing interest, coupled with a decline in non-performing loans.  During the six months ended June 30, 2013, a decline of $40.4 million in loans past due 30-59 days and accruing interest was offset by an increase in non-performing loans, resulting in a slight increase in total delinquent and non-performing loans at June 30, 2013 compared to $497.0 million at December 31, 2012.  Effective in the 2013 first quarter, in addition to bankruptcy loans placed on non-accrual status and reported as non-performing loans as of December 31, 2012, we also included loans discharged prior to 2012 regardless of the delinquency status of the loans which resulted in the increase in non-performing loans at June 30, 2013 compared to December 31, 2012, even as loans past due 90 days or more continued to decline to $278.1 million at June 30, 2013, compared to $301.4 million at December 3, 2012.  Non-performing loans at June 30, 2013 included $65.2 million of bankruptcy loans which were current or less than 90 days past due, including $51.5 million which were discharged prior to 2012.  Non-performing loans, which are comprised primarily of mortgage loans, decreased $9.6 million to $356.9 million, or 2.82% of total loans, at June 30, 2013, compared to $366.5 million, or 2.84% of total loans, at March 31, 2013, and increased $41.8 million compared to $315.1 million, or 2.38% of total loans, at December 31, 2012.

The allowance for loan losses totaled $143.9 million at June 30, 2013, compared to $144.3 million at March 31, 2013 and $145.5 million at December 31, 2012.  The allowance for loan losses as a percentage of total loans was 1.14% at June 30, 2013, compared to 1.12% at March 31, 2013 and 1.10% at December 31, 2012.  The allowance for loan losses as a percentage of non-performing loans was 40.32% at June 30, 2013, compared to 39.36% at March 31, 2013 and 46.18% at December 31, 2012.  The decrease in the allowance for loan losses as a percentage of non-performing loans at June 30, 2013 compared to December 31, 2012 was primarily due to the increase in non-performing loans which reflects the addition of the bankruptcy loans discharged prior to 2012 that are current or less than 90 days past due discussed above.  The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages we apply to our non-performing loans are generally higher than the allowance coverage percentages applied to our performing loans.  In evaluating our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral.

When analyzing our asset quality trends and coverage ratios, consideration is given to the accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio.  Included in our non-performing loans are residential mortgage loans which are 180 days or more past due for which we update our estimates of collateral values annually.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its estimated fair value less estimated selling costs.  Therefore, certain losses inherent in our non-performing residential mortgage loans are being recognized through a charge-off at 180 days of delinquency and annually thereafter.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  Therefore, when reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs is considered.  Non-performing loans included residential mortgage loans which were 180 days or more past due totaling $230.6 million, net of $75.5 million in charge-offs related to such loans, at June 30, 2013 and $242.0 million, net of $79.4 million in charge-offs related to such loans, at December 31, 2012.

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio.  We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time.  Our 2013 second quarter analysis of loss severity on residential mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO or a short sale) to the loan’s original principal balance, for the twelve months ended March 31, 2013 indicated an average loss severity of approximately 32%, compared to approximately 33% in both our 2013 first quarter analysis and our 2012 fourth quarter analysis.  Our analysis in the 2013 second quarter primarily reviewed residential REO sales and short sales which occurred during the twelve months ended March 31, 2013 and included both full documentation and reduced documentation loans in a variety of states with varying years of origination.  Our 2013 second quarter analysis of charge-offs on multi-family and commercial real estate mortgage loans, generally related to loan sales, during the twelve months ended March 31, 2013 indicated an average loss severity of approximately 19%, compared to approximately 22% in our 2013 first quarter analysis and 31% in our 2012 fourth quarter analysis.  We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses.  However, the uniqueness of each multi-family and commercial real estate loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses.  The ratio of the allowance for loan losses to non-performing loans was approximately 40% at June 30, 2013, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses.

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

During the 2013 first quarter, total delinquencies decreased $14.7 million since December 31, 2012 and net loan charge-offs decreased compared to the 2012 fourth quarter.  The national unemployment rate was 7.6% for March 2013 and there were job gains for the quarter totaling 504,000 at the time of our analysis.  We continued to update our charge-off and loss analysis during the 2013 first quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased slightly compared to December 31, 2012 and totaled $144.3 million at March 31, 2013 which resulted in a provision for loan losses of $9.1 million for the 2013 first quarter.  During the 2013 second quarter, total delinquencies decreased $39.1 million since March 31, 2013, net loan charge-offs decreased compared to the 2013 first quarter, the national unemployment rate remained flat and job gains totaled 589,000 at the time of our analysis.  We continued to update our charge-off and loss analysis during the 2013 second quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased slightly compared to March 31, 2013 and totaled $143.9 million at June 30, 2013 which resulted in a provision for loan losses of $4.5 million 2013 second quarter and $13.7 million for the six months ended June 30, 2013.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, the levels and composition of loan delinquencies and non-performing loans, our loss history and our evaluation of the housing and real estate markets and the current economic environment.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at June 30, 2013 and December 31, 2012.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality” and Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements (Unaudited).”

Non-Interest Income

Non-interest income increased $3.1 million to $18.6 million for the three months ended June 30, 2013, from $15.5 million for the three months ended June 30, 2012, primarily due to gain on sales of securities of $2.1 million in the 2013 second quarter, resulting from sales of mortgage-backed securities from the available-for-sale portfolio with an amortized cost of $39.6 million, and an increase in mortgage banking income, net.  For the six months ended June 30, 2013, non-interest income increased $1.9 million to $36.9 million, from $35.0 million for the six months ended June 30, 2012, primarily due to higher mortgage banking income, net, partially offset by lower customer service fees.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, increased $1.6 million to $3.4 million for the three months ended June 30, 2013, from $1.8 million for the three months ended June 30, 2012, and increased $5.1 million to $8.2 million for the six months ended June 30, 2013, from $3.1 million for the six months ended June 30, 2012.  These increases primarily reflect recoveries recorded in the valuation allowance for the impairment of MSR for the three and six months ended June 30, 2013, compared to provisions recorded for the three and six months ended June 30, 2012.  The recoveries recorded in 2013 were primarily the result of a significant decrease in the estimated weighted average constant prepayment rate on mortgages and a corresponding increase in the estimated weighted average life of the servicing portfolio at June 30, 2013 compared to December 31, 2012 reflecting the increase in U.S. Treasury rates in the latter part of the 2013 second quarter.  Net gain on sales of loans decreased for the 2013 second quarter compared to the 2012 second quarter and increased for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  The changes in net gain on sales of loans primarily reflect changes in the volume of loans sold.  During the 2012 fourth quarter, as the New York metropolitan area recovered from Hurricane Sandy, there were delays in loan sale closings.  The elimination of the backlog of loans sale closings that existed at December 31, 2012 resulted in an increased volume of loans sold in the 2013 first quarter.  The volume of loans sold during the 2013 second quarter, while lower than the volume in the 2012 second quarter, returned to normal levels.

Customer service fees decreased $1.8 million to $18.2 million for the six months ended June 30, 2013, from $20.0 million for the six months ended June 30, 2012.  This decrease includes lower levels of overdraft fees related to transaction accounts and ATM fees, partially offset by an increase in other checking account charges.

Non-Interest Expense

Non-interest expense increased $2.3 million to $74.4 million for the three months ended June 30, 2013, from $72.1 million for the three months ended June 30, 2012, primarily due to a $4.3 million prepayment charge for the early extinguishment of our Junior Subordinated Debentures in the 2013 second quarter and an increase in compensation and benefits expense, partially offset by lower FDIC insurance premium expense and other non-interest expense.  For the six months ended June 30, 2013, non-interest expense decreased $8.4 million to $145.9 million, from $154.3 million for the six months ended June 30, 2012, primarily due to decreases in compensation and benefits expense, FDIC insurance premium expense and other non-interest expense, partially offset by the prepayment charge for the early extinguishment of debt and an increase in occupancy, equipment and systems expense.  For additional information on the prepayment of the Junior Subordinated Debentures, see “Liquidity and Capital Resources.”  Our percentage of general and administrative expense to average assets, annualized, increased to 1.83% for the three months ended June 30, 2013, from 1.68% for the three months ended June 30, 2012, reflecting the increase in general and administrative expense, coupled with the decline in average assets.  For the six months ended June 30, 2013, our percentage of general and administrative expense to average assets, annualized, decreased slightly to 1.79%, from 1.80% for the six months ended June 30, 2012, as the decrease in general and administrative expense was offset by the decline in average assets.

Compensation and benefits expense increased $1.3 million to $33.4 million for the three months ended June 30, 2013, from $32.1 million for the three months ended June 30, 2012,  primarily due to increases in salaries and officer incentive accruals and the employer matching contribution for the 401(k) incentive savings plan which began in 2013, partially offset by a decrease in pension costs.  For the six months ended June 30, 2013, compensation and benefits expense decreased $8.9 million to $65.4 million, from $74.3 million for the six months ended June 30, 2012.  This reduction in compensation and benefits expense largely relates to the impact of the cost control initiatives implemented in the 2012 first quarter.  Compensation and benefits expense for the six months ended June 30, 2012 included one-time net charges totaling $3.4 million associated with these initiatives.  As a result of plan amendments which were approved by our Board of Directors in the 2012 first quarter in conjunction with our overall cost control initiatives, the net periodic cost for our defined benefit pension plans decreased to $73,000 for the six months ended June 30, 2013, compared to $5.8 million for the six months ended June 30, 2012.  Also contributing to the decrease in compensation and benefits expense for the six months ended June 30, 2013, was a $3.1 million reduction in the 2013 first quarter resulting from a revision in the accrual for compensated absences related to changes in certain compensation policies which became effective January 1, 2013.  Increases in salaries and officer incentive accruals and the employer matching 401(k) contribution in 2013 partially offset the aforementioned declines in compensation and benefits expense for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Occupancy, equipment and systems expense increased $3.4 million to $36.6 million for the six months ended June 30, 2013, compared to $33.2 million for the six months ended June 30, 2012,  primarily due to a one-time charge of $2.5 million recorded in the 2013 first quarter to conform to a straight-line basis the rental expense on operating leases for certain branch locations.  Federal deposit insurance premium expense decreased $2.9 million to $9.0 million for the three months ended June 30, 2013, compared to $11.9 million for the three months ended June 30, 2012, and decreased $3.9 million to $19.2 million for the six months ended June 30, 2013, compared to $23.1 million for the six months ended June 30, 2012, reflecting a reduction in both our assessment base and assessment rate.  Other non-interest expense decreased $1.5 million to $8.1 million for the three months ended June 30, 2013, compared to $9.6 million for the three months ended June 30, 2012, and decreased $3.6 million to $16.3 million for the six months ended June 30, 2013, compared to $19.9 million for the six months ended June 30, 2012.  These decreases were primarily due to reductions in REO related expenses and OCC assessments.

Income Tax Expense

For the three months ended June 30, 2013, income tax expense totaled $8.9 million, representing an effective tax rate of 36.2%, compared to $7.2 million for the three months ended June 30, 2012, representing an effective tax rate of 35.9%.  For the six months ended June 30, 2013, income tax expense totaled $16.7 million, representing an effective tax rate of 36.1%, compared to $12.8 million for the six months ended June 30, 2012, representing an effective tax rate of 35.9%.

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

The composition of our loan portfolio by property type has remained relatively consistent over the last several years.  However, as a result of our continuing efforts to reposition the asset mix of our balance sheet, our multi-family mortgage loans increased to represent 23% of our total loan portfolio at June 30, 2013, compared to 18% at December 31, 2012, and our commercial real estate loans increased to represent 7% of our total loan portfolio, compared to 6% at December 31, 2012.  In contrast, our residential mortgage loan portfolio decreased to represent 68% of our total loan portfolio at June 30, 2013, compared to 74% at December 31, 2012.  At June 30, 2013 and December 31, 2012, the remaining 2% of our total loan portfolio was comprised of consumer and other loans.

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

Full documentation loans comprised 85% of our residential mortgage loan portfolio at June 30, 2013, compared to 86% at December 31, 2012, and comprised 89% of our total mortgage loan portfolio at June 30, 2013 and December 31, 2012.  The following table provides further details on the composition of our residential mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At June 30, 2013		At December 31, 2012
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Residential mortgage loans:
Full documentation interest-only (1)	$1,730,326	20.06%	$2,001,396	20.61%
Full documentation amortizing	5,572,241	64.58	6,304,872	64.92
Reduced documentation interest-only (1)(2)	944,885	10.95	1,005,295	10.35
Reduced documentation amortizing (2)	380,177	4.41	399,663	4.12
Total residential mortgage loans	$8,627,629	100.00%	$9,711,226	100.00%

(1)

Interest-only loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  Includes interest-only hybrid ARM loans originated prior to 2007 which were underwritten at the initial note rate, which may have been a discounted rate, totaling $1.97 billion at June 30, 2013 and $2.18 billion at December 31, 2012.

(2)	Includes SISA loans totaling $208.9 million at June 30, 2013 and $222.7 million at December 31, 2012.

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

At June 30, 2013, our residential mortgage loan portfolio totaled $8.63 billion, of which $900.8 million, or 10%, represent loans to borrowers with FICO scores of 660 or below.  Interest-only loans comprised 65% of the loans to borrowers with FICO scores of 660 or below and 35% were amortizing loans.  In addition, 59% of our loans to borrowers with FICO scores of 660 or below were full documentation loans and 41% were reduced documentation loans.  We believe the aforementioned loans, when originated, were amply collateralized and otherwise conformed to our prime lending standards and do not present a greater risk of loss or other asset quality risk relative to comparable loans in our portfolio to other borrowers with higher credit scores.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At June 30, 2013	At December 31, 2012
Non-performing loans (1):
Mortgage loans:
Residential	$334,801	$291,051
Multi-family	4,662	10,658
Commercial real estate (2)	10,717	6,869
Consumer and other loans	6,690	6,508
Total non-performing loans	356,870	315,086
REO, net (3)	21,745	28,523
Total non-performing assets	$378,615	$343,609
Non-performing loans to total loans	2.82%	2.38%
Non-performing loans to total assets	2.22	1.91
Non-performing assets to total assets	2.35	2.08
Allowance for loan losses to non-performing loans	40.32	46.18
Allowance for loan losses to total loans	1.14	1.10

(1)

Non-performing loans are comprised primarily of non-accrual loans.  Non-performing loans at June 30, 2013 included loans modified in a TDR totaling $109.3 million, of which $75.6 million were less than 90 days past due including $67.2 million which were current.  At December 31, 2012, non-performing loans included loans modified in a TDR totaling $32.8 million, of which $13.7 million were less than 90 days past due including $11.1 million which were current.  Non-performing loans exclude loans which have been modified in a TDR and are accruing and performing in accordance with the restructured terms for a satisfactory period of time, generally six months.  Restructured accruing loans totaled $95.3 million at June 30, 2013 and $98.7 million at December 31, 2012.

(2)

Includes mortgage loans delinquent 90 days or more as to their maturity date but not their interest due and still accruing interest totaling $594,000 at June 30, 2013 and $328,000 at December 31, 2012.

(3)	REO, all of which are residential properties, is net of a valuation allowance which totaled $319,000 at June 30, 2013 and $1.6 million at December 31, 2012.

Total non-performing assets increased $35.0 million to $378.6 million at June 30, 2013, from $343.6 million at December 31, 2012, reflecting an increase in non-performing loans which was offset by a decrease in REO, net.  The ratio of non-performing assets to total assets was 2.35% at June 30, 2013, compared to 2.08% at December 31, 2012.  The ratio of non-performing loans to total loans was 2.82% at June 30, 2013, compared to 2.38% at December 31, 2012.  The increases in these ratios primarily reflect the change in non-performing loans, the most significant component of non-performing assets, which increased $41.8 million to $356.9 million at June 30, 2013, from $315.1 million at December 31, 2012.  Effective in the 2013 first quarter, in addition to bankruptcy loans placed on non-accrual status and reported as non-performing loans and as loans modified in a TDR as of December 31, 2012, we also included bankruptcy loans discharged prior to 2012 regardless of the delinquency status of the loans, as discussed further below, which resulted in an increase in non-performing loans at June 30, 2013 compared to December 31, 2012, even as loans 90 days or more past due continued to decline.

We may agree, in certain instances, to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR.  Bankruptcy loans are also reported as loans modified in a TDR, as relief granted by a court is also viewed as a concession to the borrower in the loan agreement.  Loans modified in a TDR are initially placed on non-accrual status regardless of their delinquency status.  Loans modified in a TDR which are included in non-

accrual loans totaled $109.3 million at June 30, 2013 and $32.8 million at December 31, 2012, of which $75.6 million at June 30, 2013 and $13.7 million at December 31, 2012 were current or less than 90 days past due.  The increase in restructured non-accrual loans is primarily related to the aforementioned inclusion of bankruptcy loans discharged prior to 2012 effective in the 2013 first quarter.  Bankruptcy loans totaled $90.0 million at June 30, 2013, including $69.9 million which were discharged prior to 2012, and totaled $12.5 million at December 31, 2012.  Of the total bankruptcy loans, $65.2 million were current or less than 90 days past due at June 30, 2013, including $51.5 million which were discharged prior to 2012, and $5.7 million were current or less than 90 days past due at December 31, 2012.  Such loans continue to generate interest income on a cash basis as payments are received.  Loans modified in a TDR, other than bankruptcy loans, remain in non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms generally for a period of six months.  When such loans have complied with the terms of their restructure agreement for a satisfactory period of time, they are excluded from non-performing assets.  Restructured accruing loans totaled $95.3 million at June 30, 2013 and $98.7 million at December 31, 2012.  The decline in restructured accruing loans is primarily the result of loans which were repaid and loans that were transferred to held-for-sale and sold during the 2013 first quarter.

We discontinue accruing interest on loans when they become 90 days delinquent as to their payment due date or at the time of restructure if the loan is deemed a TDR.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and, presuming we deem the remaining recorded investment in the loan to be fully collectible, income is recognized only to the extent cash is received until a return to accrual status is warranted.  If all non-accrual loans at June 30, 2013 and 2012 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $8.6 million for the six months ended June 30, 2013 and $9.4 million for the six months ended June 30, 2012.  This compares to actual payments recorded as interest income, with respect to such loans, of $2.8 million for the six months ended June 30, 2013 and $1.8 million for the six months ended June 30, 2012.

We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  Included in loans held-for-sale, net, are delinquent and non-performing mortgage loans totaling $3.6 million at June 30, 2013 and $3.9 million at December 31, 2012.  Such loans are excluded from non-performing loans, non-performing assets and related ratios.

Non-performing residential mortgage loans continue to reflect a greater concentration of reduced documentation loans.  Reduced documentation loans represented only 15% of the residential mortgage loan portfolio, yet represented 50% of non-performing residential mortgage loans at June 30, 2013.  The following table provides further details on the composition of our non-performing residential mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At June 30, 2013		At December 31, 2012
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-performing residential mortgage loans:
Full documentation interest-only	$116,143	34.69%	$99,521	34.19%
Full documentation amortizing	50,825	15.18	44,326	15.23
Reduced documentation interest-only	134,155	40.07	113,482	38.99
Reduced documentation amortizing	33,678	10.06	33,722	11.59
Total non-performing residential mortgage loans (1)	$334,801	100.00%	$291,051	100.00%

(1)   Includes $72.0 million of loans less than 90 days past due at June 30, 2013, of which $63.6 million were current, and includes $10.4 million of loans less than 90 days past due at December 31, 2012, of which $7.8 million were current.

The following table provides details on the geographic composition of both our total and non-performing residential mortgage loans at June 30, 2013.

	Residential Mortgage Loans At June 30, 2013
(Dollars in Millions)	Total Loans	Percent of Total Loans	Total Non-Performing Loans	Percent of Total Non-Performing Loans	Non-Performing Loans as Percent of State Totals
State:
New York	$2,554.2	29.6%	$53.2	15.9%	2.08%
Connecticut	901.9	10.5	33.8	10.1	3.75
Illinois	850.9	9.9	43.3	12.9	5.09
Massachusetts	703.6	8.2	13.4	4.0	1.90
New Jersey	641.1	7.4	64.7	19.3	10.09
Virginia	544.3	6.3	16.4	4.9	3.01
California	529.6	6.1	28.3	8.5	5.34
Maryland	516.0	6.0	39.9	11.9	7.73
Washington	231.0	2.7	2.7	0.8	1.17
Texas	210.9	2.4	—	—	—
All other states (1) (2)	944.1	10.9	39.1	11.7	4.14
Total (3)	$8,627.6	100.0%	$334.8	100.0%	3.88%

(1)	Includes 25 states and Washington, D.C.
(2)	Includes Florida with $160.3 million total loans, of which $16.4 million were non-performing loans.
(3)	Total non-performing residential mortgage loans include loans which were current or less than 90 days past due totaling $72.0 million.

At June 30, 2013, the geographic composition of our multi-family and commercial real estate mortgage loan portfolio was 98% in the New York metropolitan area and 2% in various other states and the geographic composition of non-performing multi-family and commercial real estate mortgage loans was 93% in the New York metropolitan area, 6% in Florida and 1% in Massachusetts.

In addition to non-performing loans, we had $185.4 million of potential problem loans at June 30, 2013, compared to $191.5 million at December 31, 2012.  Such loans include loans past due 60-89 days and accruing interest and certain other internally adversely classified loans.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
At June 30, 2013:
Mortgage loans:
Residential	334	$96,348	79	$24,445	886	$262,756
Multi-family	27	11,597	17	10,527	9	3,311
Commercial real estate	3	4,190	7	3,775	6	5,557
Consumer and other loans	56	2,193	20	894	57	6,441
Total delinquent loans	420	$114,328	123	$39,641	958	$278,065
Delinquent loans to total loans		0.90%		0.31%		2.19%

At December 31, 2012:
Mortgage loans:
Residential	352	$108,280	101	$27,814	946	$280,671
Multi-family	39	21,743	14	5,382	13	7,359
Commercial real estate	10	13,536	6	3,126	6	6,869
Consumer and other loans	82	3,223	33	1,315	56	6,508
Total delinquent loans	483	$146,782	154	$37,637	1,021	$301,407
Delinquent loans to total loans		1.11%		0.28%		2.28%

Allowance for Loan Losses

The following table summarizes activity in the allowance for loan losses.

(In Thousands)	For the Six Months Ended June 30, 2013
Balance at January 1, 2013	$ 145,501
Provision charged to operations	13,652
Charge-offs:
Residential	(14,772)
Multi-family	(3,538)
Commercial real estate	(2,020)
Consumer and other loans	(1,128)
Total charge-offs	(21,458)
Recoveries:
Residential	4,464
Multi-family	1,237
Commercial real estate	288
Consumer and other loans	216
Total recoveries	6,205
Net charge-offs (1)	(15,253)
Balance at June 30, 2013	$ 143,900

(1)         Includes net charge-offs of $3.3 million related to reduced documentation residential mortgage loans and $3.7 million related to certain delinquent and non-performing loans transferred to held-for-sale.

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2013 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The Gap Table includes $900.0 million of callable borrowings classified according to their maturity dates, primarily in the more than three years to five years category, which are callable within one year and at various times thereafter and $1.05 billion of callable borrowings classified according to their maturity dates, in the more than five year category, which become callable in 2016 and 2017.  In addition, the Gap Table includes callable securities with an amortized cost of $179.6 million classified according to their maturity dates, in the more than five years category, which are callable within one year and at various times thereafter.  The classification of callable borrowings and securities according to their maturity dates is based on our experience with, and expectations of, the behavior of these types of instruments in the current interest rate environment.  As indicated in the Gap Table, our one-year interest rate sensitivity gap at June 30, 2013 was positive 13.39% compared to positive 13.23% at December 31, 2012.

	At June 30, 2013
(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$ 5,017,229	$ 3,463,906	$ 3,129,549	$ 495,665	$ 12,106,349
Consumer and other loans (1)	227,173	19,826	—	25	247,024
Interest-earning cash accounts	129,048	—	—	—	129,048
Securities available-for-sale	142,733	83,072	61,507	56,650	343,962
Securities held-to-maturity	576,823	511,383	386,556	382,948	1,857,710
FHLB-NY stock	—	—	—	148,738	148,738
Total interest-earning assets	6,093,006	4,078,187	3,577,612	1,084,026	14,832,831
Net unamortized purchase premiums and deferred costs (2)	38,702	27,838	23,436	10,454	100,430
Net interest-earning assets (3)	6,131,708	4,106,025	3,601,048	1,094,480	14,933,261
Interest-bearing liabilities:
Savings	374,945	417,900	417,900	1,472,294	2,683,039
Money market	1,081,908	365,204	365,204	27,204	1,839,520
NOW and demand deposit	109,395	218,751	218,751	1,588,938	2,135,835
Certificates of deposit	1,486,701	1,831,561	268,676	—	3,586,938
Borrowings, net	923,472	973,944	974,479	1,150,000	4,021,895
Total interest-bearing liabilities	3,976,421	3,807,360	2,245,010	4,238,436	14,267,227
Interest rate sensitivity gap	2,155,287	298,665	1,356,038	(3,143,956)	$ 666,034
Cumulative interest rate sensitivity gap	$ 2,155,287	$ 2,453,952	$ 3,809,990	$ 666,034

Cumulative interest rate sensitivity gap as a percentage of total assets	13.39%	15.24%	23.66%	4.14%
Cumulative net interest-earning assets as a percentage of interest- bearing liabilities	154.20%	131.53%	137.99%	104.67%

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

We perform analyses of interest rate increases and decreases of up to 400 basis points (when reasonably practical) over various time horizons although changes in interest rates of 200 basis points over a one year horizon is a more common and reasonable scenario for analytical purposes.  Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning July 1, 2013 would increase by approximately 2.75% from the base projection. At December 31, 2012, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2013 would have increased by approximately 6.16% from the base projection.  The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%.  However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning July 1, 2013 would decrease by approximately 4.53% from the base projection.  At December 31, 2012, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2013 would have decreased by approximately 5.27% from the base projection.  The down 100 basis point scenarios include some limitations as well since certain indices, yields and costs are already below 1.00%.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, although our net interest income sensitivity analyses may provide an indication of our interest rate risk exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from bank owned life insurance and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning July 1, 2013 would increase by approximately $4.1 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning July 1, 2013 would decrease by approximately $2.3 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and net interest income sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2012 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Monte N. Redman, our President and Chief Executive Officer, and Frank E. Fusco, our Senior Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2013.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

City of New York Notice of Determination

By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies relate to our operation of two subsidiaries of Astoria Federal, Fidata and AF Mortgage.  We disagree with the assertion of the tax deficiencies.  Hearings in this matter were held before the NYC Tax Appeals Tribunal in March and April 2013.  The NYC Tax Appeals Tribunal is not expected to render a decision in this matter until 2014.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at June 30, 2013 with respect to this matter.

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

In July 2012, we filed a motion for summary judgment for non-infringement based on a ruling by the U.S. Court of Appeals for the Federal District affirming the Delaware District Court decision to grant summary judgment in favor of a defendant in an action involving the same plaintiff making substantially similar allegations with respect to identical and substantially similar patents as those involved in the action against us.  In April 2013, the U.S. Judicial Panel on Multidistrict Litigation transferred this action to the Delaware District Court to be centralized with other cases involving the same plaintiff and common questions of fact.  Our motion for summary judgment is now pending before the Delaware District Court.

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

Lefkowitz Litigation

In February 2012, we were served with a summons and complaint in a putative class action entitled Ellen Lefkowitz, individually and on behalf of all Persons similarly situated v. Astoria Federal Savings and Loan Association which was commenced in the Queens County Supreme Court against us alleging that during the proposed class period, we improperly charged overdraft fees to customer accounts when accounts were not overdrawn, improperly reordered electronic debit transactions from the highest to the lowest dollar amount and processed debits before credits to deplete accounts and maximize overdraft fee income.  The complaint contains the further assertion that we did not adequately inform our customers that they had the option to “opt-out” of overdraft services.  In May 2012, we moved to dismiss the complaint.  In July 2012, the Queens County Supreme Court issued an order dismissing the complaint in its entirety.  In September 2012, the plaintiff filed a notice of appeal with the New York Supreme Court.  The plaintiff failed to perfect the appeal by the March 7, 2013 deadline.  By order dated May 3, 2013, this case was dismissed by the New York Supreme Court.

ITEM 1A. Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2012 Annual Report on Form 10-K.  There were no material changes in risk factors relevant to our operations since December 31, 2012 except as discussed below.

As a result of the Reform Act and recent rulemaking, we will become subject to more stringent capital requirements.

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

In July 2013, the Agencies adopted final rules, or the Final Rules, to update the Agencies’ general risk-based capital and leverage capital requirements to incorporate agreements reflected in Basel III as well as the requirements of the Reform Act.  The Final Rules:

•                  Establish consolidated capital requirements for many savings and loan holding companies, including Astoria Financial Corporation.

•                  Revise the required minimum risk-based and leverage capital requirements by: (1) establishing a new minimum common equity Tier 1 risk-based capital ratio (common equity Tier 1 capital to total risk-weighted assets) of 4.5%; (2) raising the minimum Tier 1 risk-based capital ratio from 4.0% to 6.0%; (3) maintaining the minimum total risk-based capital ratio of 8.0%; and (4) maintaining a minimum leverage ratio (Tier 1 capital to adjusted average consolidated assets) of 4.0%.

•                  Revise the rules for calculating risk-weighted assets to enhance their risk sensitivity, which includes (1) a new framework under which mortgage-backed securities and other securitization exposures will be subject to risk-weights ranging from 20% to 1,250% and (2) adjusted risk-weights for credit exposures, including multi-family and commercial real estate exposures that are 90 days or more past due or on nonaccrual, which will be subject to a 150% risk-weight, except in situations where qualifying collateral and/or guarantees are in place.  The existing treatment of residential mortgage exposures will remain subject to either a 50% risk-weight (for prudently underwritten owner-occupied first liens that are current or less than 90 days past due) or a 100% risk-weight (for all other residential mortgage exposures including 90 days or more past due exposures).

•                  Add a requirement to maintain a minimum Conservation Buffer, composed of common equity Tier 1 capital, of 2.5% of risk-weighted assets, which means that banking organizations, on a fully phased in basis no later than January 1, 2019, must maintain a common equity Tier 1 risk-based capital ratio greater than 7.0%, a Tier 1 risk-based capital ratio greater than 8.5% and a total risk-based capital ratio greater than 10.5%.

•                  Change the definitions of capital categories for insured depository institutions for purposes of the Prompt Corrective Action rules.  Under these revised definitions, to be considered “well-capitalized,” Astoria Federal must have a common equity Tier 1 risk-based capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0%.

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets are effective beginning January 1, 2015. The required minimum Conservation Buffer will be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019.

The Final Rules establish a common equity Tier 1 capital as a new capital component.  Common equity Tier 1 capital consists of common stock instruments that meet the eligibility criteria in the Final Rules, retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interest.  As a result, Tier 1 capital has two components: common equity Tier 1 capital and additional Tier 1 capital.  The Final Rules also revise the eligibility criteria for inclusion in additional Tier 1 and Tier 2 capital.  As a result of these changes, certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities, will be excluded as a component of Tier 1 capital for institutions of our size.

The Final Rules further require that certain items be deducted from common equity Tier 1 capital, including  (1) goodwill and other intangible assets, other than MSRs, net of deferred tax liabilities, or DTLs; (2) deferred tax assets that arise from operating losses and tax credit carryforwards, net of valuation allowances and DTLs; (3) after-tax gain-on-sale associated with a securitization exposure; and (4) defined benefit pension fund assets held by a depository institution holding company, net of DTLs.  In addition, banking organizations must deduct from common equity Tier 1 capital the amount of certain assets, including mortgage servicing assets, that exceed certain thresholds.  The Final Rules also allow all but the largest banking organizations to make a one-time election not to recognize unrealized gains and losses on available-for-sale debt securities in regulatory capital, as under prior capital rules.

The Final Rules provide that the failure to maintain the Conservation Buffer will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. If a banking organization’s Conservation Buffer is less than 0.625%, the banking organization may not make any capital distributions or discretionary cash bonus payments to executive officers.  If the Conservation Buffer is greater than 0.625% but not greater than 1.25%, capital distributions and discretionary cash bonus payments are limited to 20% of net income for the four calendar quarters preceding the applicable calendar quarter (net of any such capital distributions and discretionary bonus payments), or Eligible Retained Income.  If the Conservation Buffer is greater than 1.25% but not greater than 1.875%, the limit is 40% of Eligible Retained Income, and if the Conservation buffer is greater than 1.875% but not greater than 2.5%, the limit is 60% of Eligible Retained Income.  The preceding thresholds for the Conservation Buffer and related restrictions represent the fully phased in rules effective no later than January 1, 2019.  Such thresholds will be phased in incrementally throughout the phase in period with lower thresholds effective beginning January 1, 2016.  As a result, under the Final Rules, if Astoria Federal fails to maintain the Conservation Buffer, we will be subject to limits, and possibly prohibitions, on our ability to obtain capital distributions from Astoria Federal. If we do not receive sufficient cash dividends from Astoria Federal, then we may not have sufficient funds to pay dividends on our common and preferred stock, service our debt obligations or repurchase our common stock.  In addition, if Astoria Federal fails to maintain the Conservation Buffer, we may be limited in our ability to pay certain cash bonuses to our executive officers which may make it more difficult to retain key personnel.

In October 2012, the OCC published its final rules requiring annual capital-adequacy stress tests for national banks and federal savings associations with consolidated assets of more than $10 billion.  Although the final rules became effective on October 9, 2012, the Agencies revised the timeline for implementing the final rules for national banks and federal savings associations with consolidated assets between $10 billion and $50 billion, such as Astoria Federal, delaying the requirement to perform annual capital-adequacy stress tests until October 2013.  Under the rules, the OCC will provide institutions with economic scenarios, reflecting baseline, adverse and severely adverse conditions. Astoria Federal will be required to use the scenarios to calculate, for each quarter-end within a nine-quarter planning horizon, the impact of such scenarios on revenues, losses, loan loss reserves and regulatory capital levels and ratios, taking into account all relevant exposures and activities. On or before March 31 of each year beginning in 2014, Astoria Federal will be required to submit a report of the results of its stress test to the OCC and publish a summary of the results between June 15 and June 30 of each year following the submission to the OCC.  The rules also require each institution to establish and maintain a system of controls, oversight and documentation, including policies and procedures, designed to ensure that the stress testing processes used by the institution are effective in meeting the requirements of the rules.

In October 2012, the FRB published two final rules with stress testing requirements for certain bank holding companies, state member banks, and savings and loan holding companies.  In accordance with these rules, Astoria Financial Corporation will be required to conduct annual stress tests as of September 30 of each year and submit regulatory reports to the FRB on their stress tests by March 31 of each year.  A summary of the company-run stress tests is required to be published. The stress test requirement is predicated on a company being subject to consolidated capital requirements and, therefore, the FRB delayed effectiveness of this requirement for savings and loan holding companies, such as Astoria Financial Corporation, until the year following the year in which such institutions become subject to minimum capital requirements, unless the FRB accelerates the compliance date.  We expect to be able to commence compliance with the stress test requirement earlier than required by the regulation.

While we are continuing to review the impact of the Reform Act, Basel III and the Final Rules, there can be no assurance that the Reform Act and the Final Rules will not have a material impact on our business, financial condition and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2013, there were no repurchases of our common stock.  Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At June 30, 2013, a maximum of 8,107,300 shares may yet be purchased under this plan.  However, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

See Index of Exhibits on page 85.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

Dated:	August 7, 2013	By:	/s/	Monte N. Redman
Monte N. Redman
President and Chief Executive Officer

Dated:	August 7, 2013	By:	/s/	Frank E. Fusco
Frank E. Fusco
Senior Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Dated:	August 7, 2013	By:	/s/	John F. Kennedy
John F. Kennedy
Senior Vice President and
Chief Accounting Officer

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

10.1	Consulting Agreement between and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association and Gary M. Honstedt, dated as of June 3, 2013. (1)

31.1	Certifications of Chief Executive Officer. (*)

31.2	Certifications of Chief Financial Officer. (*)

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

(*)               Filed herewith.

(**)        Filed herewith electronically.

(1)               Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K dated and filed with the SEC on July 1, 2013 (File Number 001-11967).