Form 10-Q
period 2013-09-30
ASTORIA FINANCIAL CORP
filed 2013-11-06
CIK 910322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, October 30, 2013
$0.01 Par Value	98,865,122

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	(Unaudited)
(In Thousands, Except Share Data)	At September 30, 2013	At December 31, 2012
Assets:
Cash and due from banks	$137,737	$121,473
Available-for-sale securities:
Encumbered	108,640	79,851
Unencumbered	307,110	256,449
Total available-for-sale securities	415,750	336,300
Held-to-maturity securities, fair value of $1,896,771 and $1,725,090, respectively:
Encumbered	1,133,176	1,133,193
Unencumbered	782,285	566,948
Total held-to-maturity securities	1,915,461	1,700,141
Federal Home Loan Bank of New York stock, at cost	153,217	171,194
Loans held-for-sale, net	10,485	76,306
Loans receivable	12,541,543	13,223,972
Allowance for loan losses	(143,000)	(145,501)
Loans receivable, net	12,398,543	13,078,471
Mortgage servicing rights, net	10,835	6,947
Accrued interest receivable	39,650	41,688
Premises and equipment, net	113,075	115,632
Goodwill	185,151	185,151
Bank owned life insurance	421,182	418,155
Real estate owned, net	34,983	28,523
Other assets	186,020	216,661
Total assets	$16,022,089	$16,496,642
Liabilities:
Deposits:
Savings	$2,562,927	$2,802,298
Money market	1,913,607	1,586,556
NOW and demand deposit	2,133,062	2,094,733
Certificates of deposit	3,450,778	3,960,371
Total deposits	10,060,374	10,443,958
Federal funds purchased	285,000	—
Reverse repurchase agreements	1,100,000	1,100,000
Federal Home Loan Bank of New York advances	2,476,000	2,897,000
Other borrowings, net	248,028	376,496
Mortgage escrow funds	137,248	113,101
Accrued expenses and other liabilities	257,523	272,098
Total liabilities	14,564,173	15,202,653

Stockholders’ Equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
Series C (150,000 shares authorized; and 135,000 and -0- shares issued and outstanding, respectively)	129,796	—
Common stock, $0.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 98,865,122 and 98,419,318 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	889,546	884,689
Retained earnings	1,915,736	1,891,022
Treasury stock (67,629,766 and 68,075,570 shares, at cost, respectively)	(1,397,543)	(1,406,755)
Accumulated other comprehensive loss	(80,454)	(73,090)
Unallocated common stock held by ESOP (226,735 and 967,013 shares, respectively)	(830)	(3,542)
Total stockholders’ equity	1,457,916	1,293,989
Total liabilities and stockholders’ equity	$16,022,089	$16,496,642

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Share Data)	2013	2012	2013	2012
Interest income:
Residential mortgage loans	$69,158	$91,490	$222,994	$286,236
Multi-family and commercial real estate mortgage loans	41,450	38,127	120,463	111,088
Consumer and other loans	2,175	2,309	6,611	6,944
Mortgage-backed and other securities	13,247	14,453	36,003	49,445
Repurchase agreements and interest-earning cash accounts	67	182	192	282
Federal Home Loan Bank of New York stock	1,498	1,773	5,147	4,928
Total interest income	127,595	148,334	391,410	458,923
Interest expense:
Deposits	15,156	22,119	48,166	78,479
Borrowings	26,235	40,217	88,107	119,581
Total interest expense	41,391	62,336	136,273	198,060
Net interest income	86,204	85,998	255,137	260,863
Provision for loan losses	2,541	9,500	16,193	29,500
Net interest income after provision for loan losses	83,663	76,498	238,944	231,363
Non-interest income:
Customer service fees	9,550	10,487	27,718	30,480
Other loan fees	598	545	1,588	1,937
Gain on sales of securities	—	—	2,057	2,477
Mortgage banking income, net	1,888	2,015	10,060	5,147
Income from bank owned life insurance	1,972	2,446	6,211	7,073
Other	1,301	1,081	4,535	4,478
Total non-interest income	15,309	16,574	52,169	51,592
Non-interest expense:
General and administrative:
Compensation and benefits	33,879	30,758	99,262	105,060
Occupancy, equipment and systems	17,022	16,758	53,669	49,992
Federal deposit insurance premiums	9,166	12,533	28,359	35,600
Advertising	2,074	1,811	6,225	5,624
Extinguishment of debt	—	1,212	4,266	1,212
Other	10,393	9,571	26,701	29,455
Total non-interest expense	72,534	72,643	218,482	226,943
Income before income tax expense	26,438	20,429	72,631	56,012
Income tax expense	9,514	7,074	26,190	19,837
Net income	16,924	13,355	46,441	36,175
Preferred stock dividends	2,194	—	5,021	—
Net income available to common shareholders	$14,730	$13,355	$41,420	$36,175

Basic earnings per common share	$0.15	$0.14	$0.42	$0.38
Diluted earnings per common share	$0.15	$0.14	$0.42	$0.38

Basic weighted average common shares outstanding	97,199,329	95,555,816	96,967,052	95,303,453
Diluted weighted average common shares outstanding	97,199,329	95,555,816	96,967,052	95,303,453

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2013	2012	2013	2012

Net income	$16,924	$13,355	$46,441	$36,175

Other comprehensive (loss) income, net of tax:
Net unrealized loss on securities available-for-sale:
Net unrealized holding loss on securities arising during the period	(1,286)	(3,796)	(7,889)	(3,194)
Reclassification adjustment for gain on sales of securities included in net income	—	—	(1,332)	(1,604)
Net unrealized loss on securities available-for-sale	(1,286)	(3,796)	(9,221)	(4,798)

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the period	—	—	—	24,286
Reclassification adjustment for net actuarial loss included in net income	585	448	1,754	3,077
Net actuarial loss adjustment on pension plans and other postretirement benefits	585	448	1,754	27,363

Prior service cost adjustment on pension plans and other postretirement benefits:
Prior service cost adjustment arising during the period	—	—	—	(3,537)
Reclassification adjustment for prior service cost included in net income	34	32	103	67
Prior service cost adjustment on pension plans and other postretirement benefits	34	32	103	(3,470)

Reclassification adjustment for loss on cash flow hedge included in net income	—	56	—	151

Total other comprehensive (loss) income, net of tax	(667)	(3,260)	(7,364)	19,246

Comprehensive income	$16,257	$10,095	$39,077	$55,421

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2013

							Accumulated	Unallocated
				Additional			Other	Common
		Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stock Held
(In Thousands, Except Share Data)	Total	Stock	Stock	Capital	Earnings	Stock	Loss	by ESOP

Balance at December 31, 2012	$1,293,989	$ —	$1,665	$884,689	$1,891,022	$(1,406,755)	$(73,090)	$ (3,542)

Net income	46,441	—	—	—	46,441	—	—	—

Other comprehensive loss, net of tax	(7,364)	—	—	—	—	—	(7,364)	—

Issuance of Preferred Stock, Series C (135,000 shares)	129,796	129,796	—	—	—	—	—	—

Dividends on common stock ($0.12 per share)	(11,750)	—	—	—	(11,750)	—	—	—

Dividends on preferred stock ($37.19 per share)	(5,021)	—	—	—	(5,021)	—	—	—

Restricted stock grants (536,110 shares)	—	—	—	(5,200)	(5,878)	11,078	—	—

Forfeitures of restricted stock (90,306 shares)	—	—	—	994	872	(1,866)	—	—

Stock-based compensation	5,272	—	—	5,222	50	—	—	—

Net tax benefit shortfall from stock-based compensation	(1,296)	—	—	(1,296)	—	—	—	—

Allocation of ESOP stock	7,849	—	—	5,137	—	—	—	2,712

Balance at September 30, 2013	$1,457,916	$129,796	$1,665	$889,546	$1,915,736	$(1,397,543)	$(80,454)	$ (830)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
(In Thousands)	2013	2012
Cash flows from operating activities:
Net income	$46,441	$36,175
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on loans	16,966	20,081
Net amortization on securities and borrowings	13,084	11,919
Net provision for loan and real estate losses	17,135	31,995
Depreciation and amortization	8,653	8,906
Net gain on sales of loans and securities	(8,595)	(9,874)
Net (gain) loss on dispositions of premises and equipment	(4)	62
Other asset impairment charges	89	457
Originations of loans held-for-sale	(229,041)	(268,766)
Proceeds from sales and principal repayments of loans held-for-sale	295,076	264,432
Stock-based compensation and allocation of ESOP stock	13,121	10,771
Decrease in accrued interest receivable	2,038	180
Mortgage servicing rights amortization and valuation allowance adjustments, net	(512)	3,996
Bank owned life insurance income and insurance proceeds received, net	(3,027)	(6,152)
Decrease in other assets	31,534	76,824
(Decrease) increase in accrued expenses and other liabilities	(13,902)	6,743
Net cash provided by operating activities	189,056	187,749
Cash flows from investing activities:
Originations of loans receivable	(1,782,858)	(2,741,316)
Loan purchases through third parties	(348,550)	(850,905)
Principal payments on loans receivable	2,724,868	3,212,449
Proceeds from sales of delinquent and non-performing loans	18,501	21,631
Purchases of securities held-to-maturity	(828,835)	(533,031)
Purchases of securities available-for-sale	(221,080)	(208,195)
Principal payments on securities held-to-maturity	602,321	699,899
Principal payments on securities available-for-sale	86,270	166,554
Proceeds from sales of securities available-for-sale	41,640	54,318
Net redemptions (purchases) of Federal Home Loan Bank of New York stock	17,977	(50,165)
Redemption of Astoria Capital Trust I common securities	3,866	—
Proceeds from sales of real estate owned, net	29,560	48,235
Purchases of premises and equipment	(6,142)	(5,899)
Proceeds from sales of premises and equipment	50	—
Net cash provided by (used in) investing activities	337,588	(186,425)
Cash flows from financing activities:
Net decrease in deposits	(383,584)	(706,732)
Net increase in borrowings with original terms of three months or less	189,000	684,000
Proceeds from borrowings with original terms greater than three months	—	950,000
Repayments of borrowings with original terms greater than three months	(453,866)	(944,000)
Cash payments for debt issuance costs	—	(2,643)
Net increase in mortgage escrow funds	24,147	21,236
Proceeds from issuance of preferred stock	135,000	—
Cash payments for preferred stock issuance costs	(5,204)	—
Cash dividends paid to stockholders	(14,577)	(20,249)
Net tax benefit shortfall from stock-based compensation	(1,296)	(2,067)
Net cash used in financing activities	(510,380)	(20,455)
Net increase (decrease) in cash and cash equivalents	16,264	(19,131)
Cash and cash equivalents at beginning of period	121,473	132,704
Cash and cash equivalents at end of period	$137,737	$113,573

Supplemental disclosures:
Interest paid	$137,551	$197,198
Income taxes paid	$13,455	$5,524
Additions to real estate owned	$36,962	$33,496
Loans transferred to held-for-sale	$15,642	$1,982

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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2013 and December 31, 2012, our results of operations and other comprehensive income/loss for the three and nine months ended September 30, 2013 and 2012, changes in our stockholders’ equity for the nine months ended September 30, 2013 and our cash flows for the nine months ended September 30, 2013 and 2012.  In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of September 30, 2013 and December 31, 2012, and amounts of revenues, expenses and other comprehensive income/loss in the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2013 and 2012.  The results of operations and other comprehensive income/loss for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations and other comprehensive income/loss to be expected for the remainder of the year.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2012 audited consolidated financial statements and related notes included in our 2012 Annual Report on Form 10-K.

2.     Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At September 30, 2013
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE (1) issuance REMICs and CMOs (2)	$300,047	$2,310	$(5,391)	$296,966
Non-GSE issuance REMICs and CMOs	8,330	67	(1)	8,396
GSE pass-through certificates	17,150	810	(3)	17,957
Total residential mortgage-backed securities	325,527	3,187	(5,395)	323,319
Obligations of GSEs	98,674	—	(6,244)	92,430
Fannie Mae stock	15	—	(14)	1
Total securities available-for-sale	$424,216	$3,187	$(11,653)	$415,750
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,534,021	$16,264	$(21,336)	$1,528,949
Non-GSE issuance REMICs and CMOs	4,054	69	(10)	4,113
GSE pass-through certificates	288,655	884	(8,235)	281,304
Total residential mortgage-backed securities	1,826,730	17,217	(29,581)	1,814,366
Obligations of GSEs	88,127	—	(6,326)	81,801
Other	604	—	—	604
Total securities held-to-maturity	$1,915,461	$17,217	$(35,907)	$1,896,771

(1) Government-sponsored enterprise

(2) Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2012
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$200,152	$5,258	$(583)	$204,827
Non-GSE issuance REMICs and CMOs	11,296	9	(86)	11,219
GSE pass-through certificates	20,348	1,029	(2)	21,375
Total residential mortgage-backed securities	231,796	6,296	(671)	237,421
Obligations of GSEs	98,670	214	(5)	98,879
Fannie Mae stock	15	—	(15)	—
Total securities available-for-sale	$330,481	$6,510	$(691)	$336,300
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,693,437	$27,787	$(2,955)	$1,718,269
Non-GSE issuance REMICs and CMOs	5,791	112	—	5,903
GSE pass-through certificates	257	6	(1)	262
Total residential mortgage-backed securities	1,699,485	27,905	(2,956)	1,724,434
Other	656	—	—	656
Total securities held-to-maturity	$1,700,141	$27,905	$(2,956)	$1,725,090

The following tables set forth the estimated fair values of securities with gross unrealized losses at the dates indicated, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the dates indicated.

	At September 30, 2013
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
GSE issuance REMICs and CMOs	$ 157,497	$ (5,193)	$ 17,296	$ (198)	$ 174,793	$ (5,391)
Non-GSE issuance REMICs and CMOs	—	—	140	(1)	140	(1)
GSE pass-through certificates	292	(1)	90	(2)	382	(3)
Obligations of GSEs	92,430	(6,244)	—	—	92,430	(6,244)
Fannie Mae stock	—	—	1	(14)	1	(14)
Total temporarily impaired securities available-for-sale	$ 250,219	$ (11,438)	$ 17,527	$ (215)	$ 267,746	$ (11,653)
Held-to-maturity:
GSE issuance REMICs and CMOs	$ 647,583	$ (17,525)	$ 78,148	$ (3,811)	$ 725,731	$ (21,336)
Non-GSE issuance REMICs and CMOs	398	(10)	—	—	398	(10)
GSE pass-through certificates	182,209	(8,234)	31	(1)	182,240	(8,235)
Obligations of GSEs	81,801	(6,326)	—	—	81,801	(6,326)
Total temporarily impaired securities held-to-maturity	$ 911,991	$ (32,095)	$ 78,179	$ (3,812)	$ 990,170	$ (35,907)

	At December 31, 2012
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
GSE issuance REMICs and CMOs	$ 67,841	$ (583)	$ —	$ —	$ 67,841	$ (583)
Non-GSE issuance REMICs and CMOs	—	—	10,709	(86)	10,709	(86)
GSE pass-through certificates	57	(1)	47	(1)	104	(2)
Obligations of GSEs	24,995	(5)	—	—	24,995	(5)
Fannie Mae stock	—	—	—	(15)	—	(15)
Total temporarily impaired securities available-for-sale	$ 92,893	$ (589)	$ 10,756	$ (102)	$ 103,649	$ (691)
Held-to-maturity:
GSE issuance REMICs and CMOs	$ 413,651	$ (2,759)	$ 12,259	$ (196)	$ 425,910	$ (2,955)
GSE pass-through certificates	48	(1)	—	—	48	(1)
Total temporarily impaired securities held-to-maturity	$ 413,699	$ (2,760)	$ 12,259	$ (196)	$ 425,958	$ (2,956)

We held 91 securities which had an unrealized loss at September 30, 2013 and 41 at December 31, 2012.  At September 30, 2013 and December 31, 2012, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to the change in interest rates.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  None of the unrealized losses are related to credit losses.  Therefore, at September 30, 2013 and December 31, 2012, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

During the nine months ended September 30, 2013, proceeds from sales of securities from the available-for-sale portfolio totaled $41.6 million resulting in gross realized gains totaling $2.1 million.  During the nine months ended September 30, 2012, proceeds from sales of securities from the available-for-sale portfolio totaled $54.3 million, resulting in gross realized gains totaling $2.5 million.

At September 30, 2013, available-for-sale debt securities excluding mortgage-backed securities had an amortized cost of $98.7 million, a fair value of $92.4 million and contractual maturities in 2021 and 2022.  At September 30, 2013, held-to-maturity debt securities excluding mortgage-backed securities had an amortized cost of $88.7 million, a fair value of $82.4 million and contractual maturities in 2020 through 2023.  Actual maturities may differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

At September 30, 2013, we held securities with an amortized cost of $186.8 million which are callable within one year and at various times thereafter.

The balance of accrued interest receivable for securities totaled $6.2 million at September 30, 2013 and $5.7 million at December 31, 2012.

3.     Loans Held-for-Sale

Loans held-for-sale, net, includes fifteen and thirty year fixed rate one-to-four family, or residential, mortgage loans originated for sale that conform to GSE guidelines (conforming loans), as well as certain delinquent and non-performing loans.  Upon our decision to sell certain delinquent and non-performing loans held in portfolio, we reclassify them to held-for-sale at the lower of cost or fair value, less estimated selling costs.  Non-performing loans held-for-sale included in loans held-for-sale, net of valuation allowances, totaled $884,000 at September 30, 2013 and $3.9 million at December 31, 2012.  Non-performing loans held-for-sale were comprised primarily of multi-family mortgage loans at September 30, 2013.  Substantially all of the non-performing loans held-for-sale were multi-family mortgage loans at December 31, 2012.

We sold certain delinquent and non-performing mortgage loans, primarily multi-family and commercial real estate loans, totaling $18.4 million, net of charge-offs of $4.3 million, during the nine months ended September 30, 2013 and $20.4 million, net of charge-offs of $11.0 million, during the nine months ended September 30, 2012.  Net gain on sales of non-performing loans totaled $56,000 for the three months ended September 30, 2013 and $118,000 for the nine months ended September 30, 2013.  Net loss on sales of non-performing loans totaled $2,000 for the three months ended September 30, 2012 and net gain on sales of non-performing loans totaled $1.3 million for the nine months ended September 30, 2012.

We recorded net lower of cost or market write-downs on non-performing loans held-for-sale totaling $54,000 for the three months ended September 30, 2013 and $89,000 for the nine months ended September 30, 2013.  Net lower of cost or market write-downs on non-performing loans held-for-sale totaled $234,000 for the three months ended September 30, 2012 and $457,000 for the nine months ended September 30, 2012.  Lower of cost or market write-downs and recoveries on non-performing loans held-for-sale and gains and losses recognized on sales of such loans are included in other non-interest income in the consolidated statements of income.

4.     Loans Receivable and Allowance for Loan Losses

The following tables set forth the composition of our loans receivable portfolio, and an aging analysis by accruing and non-accrual loans, by segment and class at the dates indicated.

	At September 30, 2013
	Past Due
	30-59	60-89	90 Days	Total
(In Thousands)	Days	Days	or More	Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$23,479	$6,327	$—	$29,806	$1,387,347	$1,417,153
Full documentation amortizing	29,947	9,623	—	39,570	5,408,913	5,448,483
Reduced documentation interest-only	24,384	7,232	—	31,616	723,406	755,022
Reduced documentation amortizing	8,635	1,997	—	10,632	348,810	359,442
Total residential	86,445	25,179	—	111,624	7,868,476	7,980,100
Multi-family	8,961	1,448	—	10,409	3,091,944	3,102,353
Commercial real estate	—	1,024	55	1,079	811,128	812,207
Total mortgage loans	95,406	27,651	55	123,112	11,771,548	11,894,660
Consumer and other loans (gross):
Home equity lines of credit	2,573	1,350	—	3,923	196,121	200,044
Other	60	36	—	96	37,499	37,595
Total consumer and other loans	2,633	1,386	—	4,019	233,620	237,639
Total accruing loans	$98,039	$29,037	$55	$127,131	$12,005,168	$12,132,299
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$1,863	$—	$85,019	$86,882	$21,802	$108,684
Full documentation amortizing	346	1,226	42,294	43,866	8,675	52,541
Reduced documentation interest-only	3,129	492	91,089	94,710	29,814	124,524
Reduced documentation amortizing	1,532	129	26,289	27,950	4,719	32,669
Total residential	6,870	1,847	244,691	253,408	65,010	318,418
Multi-family	1,030	363	11,037	12,430	3,231	15,661
Commercial real estate	—	937	1,098	2,035	8,578	10,613
Total mortgage loans	7,900	3,147	256,826	267,873	76,819	344,692
Consumer and other loans (gross):
Home equity lines of credit	—	—	6,441	6,441	32	6,473
Other	—	—	33	33	—	33
Total consumer and other loans	—	—	6,474	6,474	32	6,506
Total non-accrual loans	$7,900	$3,147	$263,300	$274,347	$76,851	$351,198
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$25,342	$6,327	$85,019	$116,688	$1,409,149	$1,525,837
Full documentation amortizing	30,293	10,849	42,294	83,436	5,417,588	5,501,024
Reduced documentation interest-only	27,513	7,724	91,089	126,326	753,220	879,546
Reduced documentation amortizing	10,167	2,126	26,289	38,582	353,529	392,111
Total residential	93,315	27,026	244,691	365,032	7,933,486	8,298,518
Multi-family	9,991	1,811	11,037	22,839	3,095,175	3,118,014
Commercial real estate	—	1,961	1,153	3,114	819,706	822,820
Total mortgage loans	103,306	30,798	256,881	390,985	11,848,367	12,239,352
Consumer and other loans (gross):
Home equity lines of credit	2,573	1,350	6,441	10,364	196,153	206,517
Other	60	36	33	129	37,499	37,628
Total consumer and other loans	2,633	1,386	6,474	10,493	233,652	244,145
Total loans	$105,939	$32,184	$263,355	$401,478	$12,082,019	$12,483,497
Net unamortized premiums and deferred loan origination costs						58,046
Loans receivable						12,541,543
Allowance for loan losses						(143,000)
Loans receivable, net						$12,398,543

	At December 31, 2012
	Past Due
	30-59	60-89	90 Days	Total
(In Thousands)	Days	Days	or More	Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$30,520	$8,973	$—	$39,493	$1,862,382	$1,901,875
Full documentation amortizing	35,918	6,564	—	42,482	6,218,064	6,260,546
Reduced documentation interest-only	28,212	7,694	—	35,906	855,907	891,813
Reduced documentation amortizing	11,780	3,893	—	15,673	350,268	365,941
Total residential	106,430	27,124	—	133,554	9,286,621	9,420,175
Multi-family	21,743	5,382	—	27,125	2,368,895	2,396,020
Commercial real estate	13,536	3,126	328	16,990	750,385	767,375
Total mortgage loans	141,709	35,632	328	177,669	12,405,901	12,583,570
Consumer and other loans (gross):
Home equity lines of credit	3,103	1,092	—	4,195	221,266	225,461
Other	120	223	—	343	31,782	32,125
Total consumer and other loans	3,223	1,315	—	4,538	253,048	257,586
Total accruing loans	$144,932	$36,947	$328	$182,207	$12,658,949	$12,841,156
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$—	$677	$97,907	$98,584	$937	$99,521
Full documentation amortizing	363	—	43,014	43,377	949	44,326
Reduced documentation interest-only	1,042	—	107,254	108,296	5,186	113,482
Reduced documentation amortizing	445	13	32,496	32,954	768	33,722
Total residential	1,850	690	280,671	283,211	7,840	291,051
Multi-family	—	—	7,359	7,359	3,299	10,658
Commercial real estate	—	—	6,541	6,541	—	6,541
Total mortgage loans	1,850	690	294,571	297,111	11,139	308,250
Consumer and other loans (gross):
Home equity lines of credit	—	—	6,459	6,459	—	6,459
Other	—	—	49	49	—	49
Total consumer and other loans	—	—	6,508	6,508	—	6,508
Total non-accrual loans	$1,850	$690	$301,079	$303,619	$11,139	$314,758
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$30,520	$9,650	$97,907	$138,077	$1,863,319	$2,001,396
Full documentation amortizing	36,281	6,564	43,014	85,859	6,219,013	6,304,872
Reduced documentation interest-only	29,254	7,694	107,254	144,202	861,093	1,005,295
Reduced documentation amortizing	12,225	3,906	32,496	48,627	351,036	399,663
Total residential	108,280	27,814	280,671	416,765	9,294,461	9,711,226
Multi-family	21,743	5,382	7,359	34,484	2,372,194	2,406,678
Commercial real estate	13,536	3,126	6,869	23,531	750,385	773,916
Total mortgage loans	143,559	36,322	294,899	474,780	12,417,040	12,891,820
Consumer and other loans (gross):
Home equity lines of credit	3,103	1,092	6,459	10,654	221,266	231,920
Other	120	223	49	392	31,782	32,174
Total consumer and other loans	3,223	1,315	6,508	11,046	253,048	264,094
Total loans	$146,782	$37,637	$301,407	$485,826	$12,670,088	$13,155,914
Net unamortized premiums and deferred loan origination costs						68,058
Loans receivable						13,223,972
Allowance for loan losses						(145,501)
Loans receivable, net						$13,078,471

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

Effective in the 2013 first quarter, in addition to residential loans discharged in a Chapter 7 bankruptcy filing, or bankruptcy loans, placed on non-accrual status and reported as non-performing loans as of December 31, 2012, we also included bankruptcy loans discharged prior to 2012 regardless of the delinquency status of the loans, which resulted in an increase in non-performing loans at September 30, 2013 compared to December 31, 2012.  Non-performing loans at September 30, 2013 included $64.3 million of bankruptcy loans which were current or less than 90 days past due, including $49.9 million which were discharged prior to 2012.  Of the bankruptcy loans which were current or less than 90 days past due at September 30, 2013, $57.8 million were current, $5.9 million were 30-59 days past due and $535,000 were 60-89 days past due.  Such loans continue to generate interest income on a cash basis as payments are received.  Pursuant to regulatory guidance issued in 2012, bankruptcy loans, in addition to being placed on non-accrual status and reported as non-performing loans, are also reported as loans modified in a troubled debt restructuring, or TDR, and as impaired loans; such loans totaled $88.0 million at September 30, 2013, including bankruptcy loans discharged prior to 2012 of $66.3 million.

We analyze our historical loss experience over twelve, fifteen, eighteen and twenty-four month periods.  The loss history used in calculating our quantitative allowance coverage percentages varies based on loan type.  Also, for a particular loan type we may not have sufficient loss history to develop a reasonable estimate of loss and consider our loss experience for other, similar loan types and may evaluate those losses over a longer period than two years.  Additionally, multi-family and commercial real estate loss experience may be adjusted based on the composition of the losses (loan sales, short sales and partial charge-offs).  We update our historical loss analyses quarterly and evaluate the need to modify our quantitative allowances as a result of our updated charge-off and loss analyses.  In the 2013 third quarter, we further updated the method of determining our allowance level by (1) extending our evaluation of loss experience factors to consider trends in such factors over the prior two years for the majority of the loan portfolio, and (2) giving consideration to more detailed modeling techniques as an added factor for multi-family and commercial real estate loans originated since 2010.  We also consider qualitative factors with the purpose of assessing the adequacy of the overall allowance for loan losses as well as the allocation of the allowance for loan losses by portfolio.

Allowance adequacy calculations are adjusted quarterly, based on the results of our quantitative and qualitative analyses, to reflect our current estimates of the amount of probable losses inherent in our loan portfolio in determining our allowance for loan losses.  Beginning with the 2013 first quarter, the allowance for loan losses allocated to residential mortgage loans over 180 days delinquent with a charge-off, previously determined within our qualitative analysis, is now determined within our quantitative analysis and presented as attributable to those loans individually evaluated for impairment.  The portion of the allowance allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance for loan losses is available for losses applicable to the entire loan portfolio.

The following tables set forth the changes in our allowance for loan losses by loan receivable segment for the periods indicated.

	For the Three Months Ended September 30, 2013
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Balance at July 1, 2013	$78,788	$40,865	$16,642	$7,605	$143,900
Provision charged (credited) to operations	7,659	(2,521)	(2,592)	(5)	2,541
Charge-offs	(5,560)	(99)	(293)	(544)	(6,496)
Recoveries	2,537	—	247	271	3,055
Balance at September 30, 2013	$83,424	$38,245	$14,004	$7,327	$143,000

	For the Nine Months Ended September 30, 2013
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Balance at January 1, 2013	$89,267	$35,514	$14,404	$6,316	$145,501
Provision charged to operations	7,488	5,131	1,378	2,196	16,193
Charge-offs	(20,332)	(3,637)	(2,313)	(1,672)	(27,954)
Recoveries	7,001	1,237	535	487	9,260
Balance at September 30, 2013	$83,424	$38,245	$14,004	$7,327	$143,000

	For the Three Months Ended September 30, 2012
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Balance at July 1, 2012	$87,394	$48,142	$9,109	$3,457	$148,102
Provision charged (credited) to operations	9,210	(6,168)	3,828	2,630	9,500
Charge-offs	(8,195)	(1,233)	(1,379)	(891)	(11,698)
Recoveries	2,355	122	—	91	2,568
Balance at September 30, 2012	$90,764	$40,863	$11,558	$5,287	$148,472

	For the Nine Months Ended September 30, 2012
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Balance at January 1, 2012	$105,991	$35,422	$11,972	$3,800	$157,185
Provision charged to operations	16,387	8,381	1,303	3,429	29,500
Charge-offs	(37,598)	(3,139)	(1,718)	(2,367)	(44,822)
Recoveries	5,984	199	1	425	6,609
Balance at September 30, 2012	$90,764	$40,863	$11,558	$5,287	$148,472

The following table sets forth the balances of our residential interest-only mortgage loans at September 30, 2013 by the period in which such loans are scheduled to enter their amortization period.

(In Thousands)	Recorded Investment
Amortization scheduled to begin:
Within one year	$229,445
More than one year to three years	1,334,544
More than three years to five years	769,974
Over five years	71,420
Total	$2,405,383

The following tables set forth the balances of our residential mortgage and consumer and other loan receivable segments by class and credit quality indicator at the dates indicated.

	At September 30, 2013
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$1,417,153	$5,448,483	$755,022	$359,442	$200,044	$37,595
Non-performing:
Current or past due less than 90 days	23,665	10,247	33,435	6,380	32	—
Past due 90 days or more	85,019	42,294	91,089	26,289	6,441	33
Total	$1,525,837	$5,501,024	$879,546	$392,111	$206,517	$37,628

	At December 31, 2012
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$1,901,875	$6,260,546	$891,813	$365,941	$225,461	$32,125
Non-performing:
Current or past due less than 90 days	1,614	1,312	6,228	1,226	—	—
Past due 90 days or more	97,907	43,014	107,254	32,496	6,459	49
Total	$2,001,396	$6,304,872	$1,005,295	$399,663	$231,920	$32,174

The following table sets forth the balances of our multi-family and commercial real estate mortgage loan receivable segments by credit quality indicator at the dates indicated.

	At September 30, 2013		At December 31, 2012
(In Thousands)	Multi-Family	Commercial Real Estate	Multi-Family	Commercial Real Estate
Not criticized	$3,027,701	$774,515	$2,271,006	$706,334
Criticized:
Special mention	20,016	8,123	54,956	28,210
Substandard	70,297	40,182	80,716	39,372
Doubtful	—	—	—	—
Total	$3,118,014	$822,820	$2,406,678	$773,916

The following tables set forth the balances of our loans receivable and the related allowance for loan loss allocation by segment and by the impairment methodology followed in determining the allowance for loan losses at the dates indicated.

	At September 30, 2013
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Loans:
Individually evaluated for impairment	$313,495	$55,391	$17,154	$—	$386,040
Collectively evaluated for impairment	7,985,023	3,062,623	805,666	244,145	12,097,457
Total loans	$8,298,518	$3,118,014	$822,820	$244,145	$12,483,497
Allowance for loan losses:
Individually evaluated for impairment	$22,265	$2,179	$322	$—	$24,766
Collectively evaluated for impairment	61,159	36,066	13,682	7,327	118,234
Total allowance for loan losses	$83,424	$38,245	$14,004	$7,327	$143,000

	At December 31, 2012
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Loans:
Individually evaluated for impairment	$272,146	$56,116	$18,644	$—	$346,906
Collectively evaluated for impairment	9,439,080	2,350,562	755,272	264,094	12,809,008
Total loans	$9,711,226	$2,406,678	$773,916	$264,094	$13,155,914
Allowance for loan losses:
Individually evaluated for impairment	$1,001	$2,576	$1,469	$—	$5,046
Collectively evaluated for impairment	88,266	32,938	12,935	6,316	140,455
Total allowance for loan losses	$89,267	$35,514	$14,404	$6,316	$145,501

The following table summarizes information related to our impaired mortgage loans by segment and class at the dates indicated.

	At September 30, 2013				At December 31, 2012
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
With an allowance recorded:
Residential:
Full documentation interest-only	$149,386	$114,923	$(7,797)	$107,126	$10,740	$10,740	$(241)	$10,499
Full documentation amortizing	40,794	35,014	(2,550)	32,464	6,122	6,122	(347)	5,775
Reduced documentation interest-only	183,353	139,472	(9,564)	129,908	12,893	12,893	(277)	12,616
Reduced documentation amortizing	29,062	24,086	(2,354)	21,732	3,889	3,889	(136)	3,753
Multi-family	23,437	23,437	(2,179)	21,258	19,704	19,704	(2,576)	17,128
Commercial real estate	6,764	6,764	(322)	6,442	10,835	10,835	(1,469)	9,366
Without an allowance recorded:
Residential:
Full documentation interest-only	—	—	—	—	122,275	86,607	—	86,607
Full documentation amortizing	—	—	—	—	23,489	17,962	—	17,962
Reduced documentation interest-only	—	—	—	—	166,477	116,514	—	116,514
Reduced documentation amortizing	—	—	—	—	23,419	17,419	—	17,419
Multi-family	38,635	31,954	—	31,954	44,341	36,412	—	36,412
Commercial real estate	14,830	10,390	—	10,390	13,256	7,809	—	7,809
Total impaired loans	$486,261	$386,040	$(24,766)	$361,274	$457,440	$346,906	$(5,046)	$341,860

The following tables set forth the average recorded investment, interest income recognized and cash basis interest income related to our impaired mortgage loans by segment and class for the periods indicated.

	For the Three Months Ended September 30,
	2013			2012
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Residential:
Full documentation interest-only	$107,893	$762	$763	$10,254	$79	$77
Full documentation amortizing	31,128	218	220	4,210	40	41
Reduced documentation interest-only	144,468	1,171	1,174	10,469	130	122
Reduced documentation amortizing	24,452	158	152	2,272	27	19
Multi-family	19,557	34	169	60,560	1,146	590
Commercial real estate	7,604	56	66	11,838	229	97
Without an allowance recorded:
Residential:
Full documentation interest-only	9,075	—	—	83,722	417	411
Full documentation amortizing	2,968	—	—	16,611	117	108
Reduced documentation interest-only	—	—	—	118,021	742	728
Reduced documentation amortizing	—	—	—	18,694	79	69
Multi-family	31,464	401	416	12,517	503	227
Commercial real estate	11,252	112	131	6,623	272	99
Total impaired loans	$389,861	$2,912	$3,091	$355,791	$3,781	$2,588

	For the Nine Months Ended September 30,
	2013			2012
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Residential:
Full documentation interest-only	$105,931	$2,114	$2,229	$10,360	$247	$247
Full documentation amortizing	29,465	623	639	4,071	121	122
Reduced documentation interest-only	146,773	3,053	3,205	10,967	342	345
Reduced documentation amortizing	25,424	464	493	2,084	86	78
Multi-family	18,975	659	722	55,319	2,252	1,946
Commercial real estate	8,692	253	285	13,196	430	321
Without an allowance recorded:
Residential:
Full documentation interest-only	14,433	—	—	81,638	1,069	1,136
Full documentation amortizing	4,396	—	—	17,452	221	234
Reduced documentation interest-only	2,086	—	—	115,363	1,731	1,824
Reduced documentation amortizing	—	—	—	17,293	291	303
Multi-family	33,294	1,165	1,229	9,168	921	662
Commercial real estate	10,118	286	319	4,812	541	389
Total impaired loans	$399,587	$8,617	$9,121	$341,723	$8,252	$7,607

The following tables set forth information about our mortgage loans receivable by segment and class at September 30, 2013 and 2012 which were modified in a TDR during the periods indicated.

	Modifications During the Three Months Ended September 30,
	2013			2012
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at September 30, 2013	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at September 30, 2012
Residential:
Full documentation interest-only	7	$ 2,128	$ 2,127	2	$ 355	$ 354
Full documentation amortizing	1	161	161	3	805	786
Reduced documentation interest-only	10	3,107	3,096	5	2,693	2,690
Reduced documentation amortizing	2	387	386	—	—	—
Multi-family	5	3,967	3,774	—	—	—
Commercial real estate	4	6,488	5,458	3	3,437	3,325
Total	29	$ 16,238	$ 15,002	13	$ 7,290	$ 7,155

	Modifications During the Nine Months Ended September 30,
	2013			2012
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at September 30, 2013	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at September 30, 2012
Residential:
Full documentation interest-only	18	$ 4,579	$ 4,577	6	$ 1,415	$ 1,384
Full documentation amortizing	6	1,662	1,682	3	805	786
Reduced documentation interest-only	28	8,957	8,921	12	5,422	5,407
Reduced documentation amortizing	8	2,470	2,408	5	1,950	1,840
Multi-family	8	6,751	6,228	12	31,581	29,129
Commercial real estate	7	10,443	9,125	6	7,671	6,120
Total	75	$ 34,862	$ 32,941	44	$ 48,844	$ 44,666

The following table sets forth information about our mortgage loans receivable by segment and class at September 30, 2013 and 2012 which were modified in a TDR during the twelve months ended September 30, 2013 and 2012 and had a payment default subsequent to the modification during the periods indicated.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013		2012		2013		2012
(Dollars In Thousands)	Number of Loans	Recorded Investment at September 30, 2013	Number of Loans	Recorded Investment at September 30, 2012	Number of Loans	Recorded Investment at September 30, 2013	Number of Loans	Recorded Investment at September 30, 2012
Residential:
Full documentation interest-only	14	$ 3,365	—	$ —	22	$ 5,343	—	$ —
Full documentation amortizing	8	2,159	1	485	10	2,589	1	485
Reduced documentation interest-only	20	5,729	3	1,174	24	6,707	5	1,821
Reduced documentation amortizing	2	303	—	—	5	880	5	1,817
Multi-family	1	671	1	2,062	1	671	2	3,743
Total	45	$ 12,227	5	$ 3,721	62	$ 16,190	13	$ 7,866

For additional information regarding our loans receivable and allowance for loan losses, see “Asset Quality” and “Critical Accounting Policies” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

5.     Borrowings

The following table summarizes our borrowings and their weighted average rates at the dates indicated.

	At September 30, 2013		At December 31, 2012
(Dollars in Thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal funds purchased	$285,000	0.27%	$—	—%
Reverse repurchase agreements	1,100,000	3.87	1,100,000	4.32
FHLB-NY advances	2,476,000	1.83	2,897,000	2.07
Other borrowings, net	248,028	5.00	376,496	6.62
Total borrowings, net	$4,109,028	2.46%	$4,373,496	3.03%

Included in our borrowings are various obligations which, by their terms, may be called by the counterparty.  At September 30, 2013 and December 31, 2012, we had $1.95 billion of callable borrowings, all of which at December 31, 2012 were contractually callable by the counterparty within three months and on a quarterly basis thereafter.  During the nine months ended September 30, 2013, we restructured $1.35 billion of these borrowings with the counterparties, of which $500.0 million were reverse repurchase agreements and $850.0 million were Federal Home Loan Bank of New York, or FHLB-NY, advances, resulting in a reduction in the weighted average interest rate on such borrowings from 4.40% to 3.46% and an extension of terms from a weighted average remaining term at the time of the restructuring of approximately 4 years to approximately 7 years.  The restructuring also extended the contractual call dates on $950.0 million of these borrowings to 2017, on $100.0 million of these borrowings to 2016 and on $200.0 million of these borrowings to 2015.

The following table sets forth the contractual maturities of our FHLB-NY advances and our reverse repurchase agreements at September 30, 2013.

(In Thousands)	FHLB-NY Advances		Reverse Repurchase Agreements
Contractual Maturity:
Twelve months or less	$776,000	(1)	$—
Thirteen to twenty-four months	100,000		—
Twenty-five to thirty-six months	750,000		—
Thirty-seven to forty-eight months	—		600,000	(2)
Forty-nine to sixty months	—		200,000	(3)
Over sixty months	850,000	(4)	300,000	(5)
Total	$2,476,000		$1,100,000

(1)

Includes $176.0 million of borrowings due overnight, $350.0 million of borrowings due in less than 30 days, $100.0 million of borrowings due in 30-90 days and $150.0 million of borrowings due after 90 days.

(2)	Callable within the next three months and on a quarterly basis thereafter.
(3)	Callable in 2015.
(4)	Callable in 2017.
(5)

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

Beginning in July 2013, dividends are payable on the Series C Preferred Stock when, as and if declared by our Board of Directors, on a non-cumulative basis quarterly in arrears on January 15, April 15, July 15 and October 15 of each year at an annual rate of 6.50% on the liquidation preference of $1,000 per share.  No dividend shall be declared, paid, or set aside for payment on our common stock unless the full dividends for the most recently completed dividend period have been declared and paid on our Series C Preferred Stock.  On June 19, 2013, our Board of Directors declared the first quarterly cash dividend on our Series C Preferred Stock aggregating $2.8 million, or $20.94 per share, for the dividend period from the issuance date of March 19, 2013 through and including July 14, 2013, which was paid on July 15, 2013 to stockholders of record as of June 30, 2013.  On September 18, 2013, our Board of Directors declared the second quarterly cash dividend on our Series C Preferred Stock aggregating $2.2 million, or $16.25 per share, for the quarterly period from July 15, 2013 through and including September 14, 2013, which was paid on October 15, 2013 to stockholders of record as of September 30, 2013.

7.     Earnings Per Common Share

The following table is a reconciliation of basic and diluted earnings per common share, or EPS.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands, Except Share Data)	2013	2012	2013	2012
Net income	$ 16,924	$ 13,355	$ 46,441	$ 36,175
Preferred stock dividends	(2,194)	—	(5,021)	—
Net income available to common shareholders	14,730	13,355	41,420	36,175
Income allocated to participating securities	(195)	(206)	(508)	(250)
Net income allocated to common shareholders	$ 14,535	$ 13,149	$ 40,912	$ 35,925

Basic weighted average common shares outstanding	97,199,329	95,555,816	96,967,052	95,303,453
Dilutive effect of stock options (1)	—	—	—	—
Diluted weighted average common shares outstanding	97,199,329	95,555,816	96,967,052	95,303,453

Basic EPS	$ 0.15	$ 0.14	$ 0.42	$ 0.38
Diluted EPS	$ 0.15	$ 0.14	$ 0.42	$ 0.38

(1)

Excludes options to purchase 1,871,935 shares of common stock which were outstanding during the three months ended September 30, 2013; options to purchase 5,452,028 shares of common stock which were outstanding during the three months ended September 30, 2012; options to purchase 2,215,820 shares of common stock which were outstanding during the nine months ended September 30, 2013; and options to purchase 5,674,912 shares of common stock which were outstanding during the nine months ended September 30, 2012 because their inclusion would be anti-dilutive.

For EPS computations, unvested shares of restricted common stock represent participating securities.  In contrast, unvested restricted stock units are treated as potential common shares with the dilutive effect calculated using the treasury stock method.  However, the unvested restricted stock units are excluded from the denominator for both the basic and diluted EPS computations until the performance conditions are satisfied.  As a result, unvested restricted stock units were excluded from the EPS computation for the three and nine months ended September 30, 2013.  There were no unvested restricted stock units outstanding during the three and nine months ended September 30, 2012.  See Note 10 for additional information about the restricted stock units granted in 2013.

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

The following tables set forth the components of accumulated other comprehensive loss at the dates indicated and the changes during the three and nine months ended September 30, 2013.

(In Thousands)	At June 30, 2013	Other Comprehensive (Loss) Income	At September 30, 2013
Net unrealized loss on securities available-for-sale	$ (484)	$ (1,286)	$ (1,770)
Net actuarial loss on pension plans and other postretirement benefits	(75,946)	585	(75,361)
Prior service cost on pension plans and other postretirement benefits	(3,357)	34	(3,323)
Accumulated other comprehensive loss	$(79,787)	$ (667)	$(80,454)

(In Thousands)	At December 31, 2012	Other Comprehensive (Loss) Income	At September 30, 2013
Net unrealized gain (loss) on securities available-for-sale	$ 7,451	$ (9,221)	$ (1,770)
Net actuarial loss on pension plans and other postretirement benefits	(77,115)	1,754	(75,361)
Prior service cost on pension plans and other postretirement benefits	(3,426)	103	(3,323)
Accumulated other comprehensive loss	$(73,090)	$ (7,364)	$ (80,454)

The following tables set forth the components of other comprehensive loss for the periods indicated.

	For the Three Months Ended September 30, 2013
(In Thousands)	Before Tax Amount	Tax Benefit (Expense)	After Tax Amount
Net unrealized holding loss on securities available-for-sale arising during the period	$ (1,984)	$ 698	$ (1,286)
Reclassification adjustment for net actuarial loss included in net income	903	(318)	585
Reclassification adjustment for prior service cost included in net income	53	(19)	34
Other comprehensive loss	$ (1,028)	$ 361	$ (667)

	For the Nine Months Ended September 30, 2013
(In Thousands)	Before Tax Amount	Tax Benefit (Expense)	After Tax Amount
Net unrealized loss on securities available-for-sale:
Net unrealized holding loss on securities arising during the period	$ (12,180)	$ 4,291	$ (7,889)
Reclassification adjustment for gain on sales of securities included in net income	(2,057)	725	(1,332)
Net unrealized loss on securities available-for-sale	(14,237)	5,016	(9,221)
Reclassification adjustment for net actuarial loss included in net income	2,708	(954)	1,754
Reclassification adjustment for prior service cost included in net income	159	(56)	103
Other comprehensive loss	$ (11,370)	$ 4,006	$ (7,364)

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to, and the affected line items in, the consolidated statements of income for the periods indicated.

(In Thousands)	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013	Income Statement Line Item
Reclassification adjustment for gain on sales of securities	$ —	$ 2,057	Gain on sales of securities
Reclassification adjustment for net actuarial loss (1)	(903)	(2,708)	Compensation and benefits
Reclassification adjustment for prior service cost (1)	(53)	(159)	Compensation and benefits
Total reclassifications, before tax	(956)	(810)
Income tax effect	337	285	Income tax expense
Total reclassifications, net of tax	$ (619)	$ (525)	Net income

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

	Pension Benefits		Other Postretirement Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Service cost	$ —	$ —	$ 396	$ 265
Interest cost	2,387	2,663	319	345
Expected return on plan assets	(3,188)	(3,109)	—	—
Recognized net actuarial loss	785	563	118	129
Amortization of prior service cost (credit)	53	56	—	(6)
Net periodic cost	$ 37	$ 173	$ 833	$ 733

	Pension Benefits		Other Postretirement Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Service cost	$ —	$ 2,025	$ 1,185	$ 796
Interest cost	7,162	8,327	959	1,034
Expected return on plan assets	(9,565)	(8,837)	—	—
Recognized net actuarial loss	2,354	4,366	354	387
Amortization of prior service cost (credit)	159	122	—	(18)
Curtailment	—	7	—	—
Net periodic cost	$ 110	$ 6,010	$ 2,498	$ 2,199

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

10.    Stock Incentive Plans

During the nine months ended September 30, 2013, 494,420 shares of restricted common stock were granted to select officers under the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan, of which 467,070 shares vest one-third per year on or about December 16, beginning December 16, 2013, 1,000 shares vest on December 16, 2013, 6,000 shares vest one-third per year on or about January 7, beginning January 7, 2014, 1,500 shares vest on December 15, 2014, 2,500 shares vest on December 14, 2015 and 16,350 were forfeited as of September 30, 2013.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2005 Employee Stock Plan, all restricted common stock granted pursuant to such plan immediately vests.

During the nine months ended September 30, 2013, 41,690 shares of restricted common stock were granted to directors under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, of which 36,020 remain outstanding at September 30, 2013 and vest 100% in January 2016, although awards immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.

The following table summarizes restricted common stock activity in our stock incentive plans for the nine months ended September 30, 2013.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	1,146,657	$ 14.87
Granted	536,110	9.70
Vested	(297,305)	(22.76)
Forfeited	(90,306)	(11.00)
Nonvested at September 30, 2013	1,295,156	11.19

In addition to the activity described above, during the 2013 first quarter, 432,300 performance-based restricted stock units were granted to select officers under the 2005 Employee Stock Plan, with a grant date fair value of $9.22 per unit, of which 415,900 units remain outstanding at September 30, 2013.  Each restricted stock unit granted represents a right, under the 2005 Employee Stock Plan, to receive one share of our common stock in the future, subject to meeting certain criteria.  The restricted stock units have specified performance objectives within a specified performance measurement period and no voting or dividend rights prior to vesting and delivery of shares.  The performance measurement period for these restricted stock units is the fiscal year ending December 31, 2015 and the vest date is February 1, 2016.  Shares will be issued on the vest date at either 100%, 75%, 50% or 0% of units granted based on actual performance during the performance measurement period.  However, in the event of a change in control during the performance measurement period, the restricted stock units will vest on the change in control date and shares will be issued at 100% of units granted.  Absent a change in control, if a grantee’s employment terminates prior to December 31, 2015 all restricted stock units will be forfeited.  In the event the grantee terminates his/her employment during the period between December 31, 2015 and February 1, 2016 due to death, disability, retirement or a change in control, the grantee will remain entitled to the shares otherwise earned.

Stock-based compensation expense is recognized on a straight-line basis over the vesting period and totaled $1.2 million, net of taxes of $636,000, for the three months ended September 30, 2013 and $3.4 million, net of taxes of $1.9 million, for the nine months ended September 30, 2013.  Stock-based compensation expense totaled $978,000, net of taxes of $533,000, for the three months ended September 30, 2012 and $2.4 million, net of taxes of $1.3 million, for the nine months ended September 30, 2012.  At September 30, 2013, pre-tax compensation cost related to all nonvested awards of restricted common stock and restricted stock units not yet recognized totaled $12.0 million and will be recognized over a weighted average period of approximately 2.0 years, which excludes $1.8 million of pre-tax compensation cost related to 65,000 shares of performance-based restricted common stock granted in 2011 and 103,975 performance-based restricted stock units granted in 2013, for which compensation cost will begin to be recognized when the achievement of the performance conditions becomes probable.

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

	Carrying Value at September 30, 2013
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$ 296,966	$—	$ 296,966
Non-GSE issuance REMICs and CMOs	8,396	—	8,396
GSE pass-through certificates	17,957	—	17,957
Obligations of GSEs	92,430	—	92,430
Fannie Mae stock	1	1	—
Total securities available-for-sale	$ 415,750	$1	$ 415,749

	Carrying Value at December 31, 2012
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$ 204,827	$—	$ 204,827
Non-GSE issuance REMICs and CMOs	11,219	—	11,219
GSE pass-through certificates	21,375	—	21,375
Obligations of GSEs	98,879	—	98,879
Fannie Mae stock	—	—	—
Total securities available-for-sale	$ 336,300	$—	$ 336,300

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

Residential mortgage-backed securities

Residential mortgage-backed securities comprised 78% of our securities available-for-sale portfolio at September 30, 2013 and 71% at December 31, 2012.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  GSE securities, for which an active market exists for similar securities making observable inputs readily available, comprised 97% of our available-for-sale residential mortgage-backed securities portfolio at September 30, 2013 and 95% at December 31, 2012.

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

Obligations of GSEs

Obligations of GSEs comprised 22% of our securities available-for-sale portfolio at September 30, 2013 and 29% at December 31, 2012 and consisted of debt securities issued by GSEs.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service gathers information from market sources and integrates relative credit information, observed market movements and sector news into their pricing applications and models.  Spread scales, representing credit risk, are created and are based on the new issue market, secondary trading and dealer quotes.  Option adjusted spread, or OAS, models are incorporated to adjust spreads of issues that have early redemption features.  Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

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

	Carrying Value
(In Thousands)	At September 30, 2013	At December 31, 2012
Non-performing loans held-for-sale, net	$ 884	$ 3,881
Impaired loans	265,698	282,723
MSR, net	10,835	6,947
REO, net	20,903	20,796
Total	$ 298,320	$ 314,347

The following table provides information regarding the losses recognized on our assets measured at fair value on a non-recurring basis for the periods indicated.

	For the Nine Months Ended September 30,
(In Thousands)	2013	2012
Non-performing loans held-for-sale, net (1)	$ 567	$ 696
Impaired loans (2)	16,698	31,555
MSR, net (3)	—	1,089
REO, net (4)	2,630	3,093
Total	$ 19,895	$ 36,433

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

Loans-held-for-sale, net (non-performing loans held-for-sale)

Fair values of non-performing loans held-for-sale are estimated through either preliminary bids from potential purchasers of the loans or the estimated fair value of the underlying collateral discounted for factors necessary to solicit acceptable bids, and adjusted as necessary based on management’s experience with sales of similar types of loans and, as such, are classified as Level 3.  Non-performing loans held-for-sale were comprised primarily of multi-family mortgage loans at September 30, 2013.  Substantially all of the non-performing loans held-for-sale were multi-family mortgage loans at December 31, 2012.

Loans receivable, net (impaired loans)

Loans which meet certain criteria are evaluated individually for impairment.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans were comprised of 81% residential mortgage loans and 19% multi-family and commercial real estate mortgage loans at September 30, 2013 and 78% residential mortgage loans and 22% multi-family and commercial real estate mortgage loans at December 31, 2012.  Impaired loans for which a fair value adjustment was recognized were comprised of 84% residential mortgage loans and 16% multi-family and commercial real estate mortgage loans at September 30, 2013 and December 31, 2012.  Our impaired loans are generally collateral dependent and, as such, are generally carried at the estimated fair value of the collateral less estimated selling costs.

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

MSR, net

The right to service loans for others is generally obtained through the sale of residential mortgage loans with servicing retained.  MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At September 30, 2013, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 10.42%, a weighted average constant prepayment rate on mortgages of 14.64% and a weighted average life of 5.2 years.  At December 31, 2012, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 10.95%, a weighted average constant prepayment rate on mortgages of 23.12% and a weighted average life of 3.4 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

REO, net

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure, all of which were residential properties at September 30, 2013 and December 31, 2012, and is carried, net of allowances for losses, at the lower of cost or fair value less estimated selling costs.  The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

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

	At September 30, 2013
	Carrying	Estimated Fair Value
(In Thousands)	Value	Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$1,915,461	$1,896,771	$1,896,771	$—
FHLB-NY stock	153,217	153,217	153,217	—
Loans held-for-sale, net (1)	10,485	10,866	—	10,866
Loans receivable, net (1)	12,398,543	12,630,027	—	12,630,027
MSR, net (1)	10,835	10,838	—	10,838
Financial Liabilities:
Deposits	10,060,374	10,140,390	10,140,390	—
Borrowings, net	4,109,028	4,374,578	4,374,578	—

(1)         Includes assets measured at fair value on a non-recurring basis.

	At December 31, 2012
	Carrying	Estimated Fair Value
(In Thousands)	Value	Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$1,700,141	$1,725,090	$1,725,090	$—
FHLB-NY stock	171,194	171,194	171,194	—
Loans held-for-sale, net (1)	76,306	78,486	—	78,486
Loans receivable, net (1)	13,078,471	13,311,997	—	13,311,997
MSR, net (1)	6,947	6,948	—	6,948
Financial Liabilities:
Deposits	10,443,958	10,588,073	10,588,073	—
Borrowings, net	4,373,496	4,857,989	4,857,989	—

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

Loans held-for-sale, net

The fair values of fifteen and thirty year conforming fixed rate residential mortgage loans originated for sale are estimated using an option-based pricing methodology designed to take into account interest rate volatility, which has a significant effect on the value of the options and structural features embedded in loans.  This methodology involves generating simulated interest rates, calculating the OAS of a mortgage-backed security whose price is known, which serves as a benchmark price, and using the benchmark OAS to estimate the pricing for similar mortgage instruments whose prices are not known.

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

Borrowings, net

The fair values of borrowings are based upon third party dealers’ estimated market values which are reviewed by management quarterly using an OAS model.

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

City of New York Notice of Determination

By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies relate to our operation of two subsidiaries of Astoria Federal, Fidata Service Corp., or Fidata, and Astoria Federal Mortgage Corp., or AF Mortgage.  We disagree with the assertion of the tax deficiencies.  Hearings in this matter were held before the New York City Tax Appeals Tribunal, or the NYC Tax Appeals Tribunal, in March and April 2013.  The NYC Tax Appeals Tribunal is not expected to render a decision in this matter until the 2014 third quarter.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at September 30, 2013 with respect to this matter.

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

Automated Transactions LLC Litigation

In November 2009, an action entitled Automated Transactions LLC v. Astoria Financial Corporation and Astoria Federal Savings and Loan Association was commenced in the U.S. District Court for the Southern District of New York, or the Southern District Court, against us by Automated Transactions LLC, alleging patent infringement involving integrated banking and transaction machines, including automated teller machines, or ATMs, that we utilize.  The plaintiff sought unspecified monetary damages and an injunction preventing us from continuing to utilize the allegedly infringing machines.  In March 2011, the Southern District Court dismissed all claims against Astoria Financial Corporation but denied our motion to dismiss the claims against Astoria Federal for alleged direct patent infringement.

In July 2012, we filed a motion for summary judgment for non-infringement based on a ruling by the U.S. Court of Appeals for the Federal District affirming the decision of the U.S. District Court for the District of Delaware, or the Delaware District Court, to grant summary judgment in favor of a defendant in an action involving the same plaintiff making substantially similar allegations with respect to identical and substantially similar patents as those involved in the action against us.  In April 2013, the U.S. Judicial Panel on Multidistrict Litigation transferred this action to the Delaware District Court to be centralized with other cases involving the same plaintiff and common questions of fact.

We settled this litigation, and the case was dismissed with prejudice, pursuant to a stipulation and order of dismissal on September 19, 2013.  The settlement was not material to our financial condition or results of operations and will not result in any restrictions or alteration in the use of our ATMs.  We intend to continue to pursue our demands for indemnification from the manufacturer and from the transaction processor utilized with respect to the integrated banking machines.

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

Astoria Financial Corporation is a Delaware corporation organized as the unitary savings and loan holding company of Astoria Federal.  As the premier Long Island community bank, our goals are to enhance shareholder value while continuing to build a solid banking franchise.  We focus on growing our core businesses of mortgage portfolio lending and retail banking while maintaining strong asset quality and controlling operating expenses.  We have been developing strategies to diversify earning assets and to increase low cost core deposits.  These strategies include a greater level of participation in the multi-family and commercial real estate mortgage lending markets and, over time, expanding our array of business banking products and services, focusing on small and mid-sized businesses with an emphasis on attracting clients from larger competitors.  We are also exploring the selective expansion of our branch network into Manhattan and additional locations on Long Island.  During the 2013 third quarter, we opened our first business banking office in midtown Manhattan and continue to look for other prime locations to open our first branch in Manhattan from which to better serve and build our business banking relationships.

We are impacted by both national and regional economic factors with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area.  Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging.  Interest rates have been at or near historic lows and we expect them to remain low for the near term.  However, long-term interest rates moved higher during the latter part of the 2013 second quarter and into the 2013 third quarter, with the ten year U.S. Treasury rate increasing from 1.63% at May 1, 2013 to 2.49% at the end of June and 2.61% at the end of September.  The national unemployment rate, while remaining high, declined to 7.2% for September 2013, compared to a peak of 10.0% for October 2009, and new job growth, while remaining slow, has continued in 2013.  Softness persists in the housing and real estate markets, although the extent of such softness varies from region to region.  However, we believe market conditions remain favorable in the New York metropolitan area with respect to our multi-family mortgage loan origination activities.

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business has changed significantly in recent years.  As described in more detail in Part I, Item 1A, “Risk Factors,” in our 2012 Annual Report on Form 10-K, as supplemented by Part II, Item 1A, “Risk Factors,” in our June 30, 2013 Quarterly Report on Form 10-Q, certain aspects of the Reform Act continue to have a significant impact on us. In July 2013, the federal bank regulatory agencies, or the Agencies, approved rules that will subject many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements which will be phased in with the initial provisions effective for us on January 1, 2015.  The rules also revise the quantity and quality of required minimum risk-based and leverage capital requirements applicable to Astoria Federal and Astoria Financial Corporation and revise the calculation of risk-weighted assets to enhance their risk sensitivity. We continue to review and prepare for the impact that the Reform Act, the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III, capital standards and related rulemaking will have on our business, financial condition and results of operations.

Net income available to common shareholders for the three and nine months ended September 30, 2013 increased compared to the three and nine months ended September 30, 2012, reflecting increases in net income which were offset in part by dividends declared on our preferred stock, which was issued in the 2013 first quarter.  The increase in net income for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily reflects a lower provision for loan losses, partially offset by a reduction in non-interest income.  The increase in net income for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily attributable to a decline in the provision for loan losses and a reduction in non-interest expense, partially offset by lower net interest income.

Net interest income for the three months ended September 30, 2013 increased slightly compared to the three months ended September 30, 2012 due to a slightly greater reduction in interest expense than the decline in interest income.  For the nine months ended September 30, 2013, a decline in interest income exceeded a decline in interest expense, resulting in lower net interest income compared to the nine months ended September 30, 2012.  The continued low interest rate environment, coupled with the restructuring of $1.35 billion of borrowings in the 2013 second and third quarters and the prepayment of our Junior Subordinated Debentures in the 2013 second quarter, has resulted in the average cost of interest-bearing liabilities declining more than the average yield on interest-earning assets and an improvement in our net interest rate spread for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012.  The restructuring of borrowings in 2013 resulted in a 94 basis point decline in the weighted average rate on such borrowings.  For the 2013 third quarter, the decline in the average cost of interest-bearing liabilities more than offset the impact of the decline in the average balance of interest-earning assets, resulting in the slight improvement in net interest income compared to the 2012 third quarter.  This improvement in the 2013 third quarter had the impact of lessening the decline in net interest income for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  The net interest margin also increased for the 2013 third quarter and nine months ended September 30, 2013 compared to the 2012 third quarter and nine months ended September 30, 2012.

The provision for loan losses for the 2013 third quarter totaled $2.5 million resulting in a provision for loan losses of $16.2 million for the nine months ended September 30, 2013, compared to $9.5 million for the 2012 third quarter and $29.5 million for the nine months ended September 30, 2012.  The decline in the provision for loan losses reflects the continued improvement in net loan charge-offs and delinquent and non-performing loans during the 2013 third quarter, as well as the contraction of the overall loan portfolio.  The allowance for loan losses totaled $143.0 million at September 30, 2013, compared to $145.5 million at December 31, 2012.  While the level of loans past due 90 days or more has continued its downward trend during the first nine months of 2013, we expect the levels will remain somewhat elevated for some time, especially in certain states where judicial foreclosure proceedings are required.  Notwithstanding the decline in total delinquencies, our non-performing loans increased as of September 30, 2013 compared to December 31, 2012.  This increase was primarily attributable to the inclusion of bankruptcy loans discharged prior to 2012 which were current or less than 90 days past due, which totaled $49.9 million at September 30, 2013, as non-performing loans.  Effective in the 2013 first quarter, in addition to bankruptcy loans placed on non-accrual status and reported as non-performing loans as of December 31, 2012, we also included bankruptcy loans discharged prior to 2012 regardless of the delinquency status of the loans.  Such loans continue to generate interest income on a cash basis as payments are received.

Non-interest income decreased for the 2013 third quarter compared to the 2012 third quarter primarily due to decreases in customer service fees and income from bank owned life insurance.  For the nine months ended September 30, 2013, non-interest income increased slightly, in relation to the comparable 2012 period, as higher mortgage banking income, net, was substantially offset by lower customer service fees, income from bank owned life insurance, gain on sales of securities and other loan fees.

Non-interest expense for the 2013 third quarter was essentially the same as the 2012 third quarter primarily due to lower federal deposit insurance premium expense in 2013 and an extinguishment of debt expense recorded in the 2012 third quarter, the effects of which were substantially offset by increased compensation and benefits expense and other non-interest expense.  For the nine months ended September 30, 2013, non-interest expense decreased compared to the nine months ended September 30, 2012.  This decline reflects lower federal deposit insurance premium expense, compensation and benefits expense and other non-interest expense, partially offset by increases in occupancy, equipment and systems expense and extinguishment of debt expense.

Total assets declined during the nine months ended September 30, 2013, primarily reflecting a decrease in our residential mortgage loan portfolio which was partially offset by increases in our multi-family and commercial real estate mortgage loan portfolio and our securities portfolio.  At September 30, 2013, our multi-family and commercial real estate mortgage loan portfolio represented 32% of our total loan portfolio, up from 24% at December 31, 2012, reflecting our continued focus on the strategic shift in our balance sheet.  The decrease in our residential mortgage loan portfolio is the result of continued elevated levels of mortgage loan repayments which exceeded our origination and purchase volume in the first nine months of 2013.  With historic low interest rates for thirty year fixed rate conforming mortgage loans, which we generally do not retain for our portfolio, such loans continue to be a more attractive alternative for borrowers than the hybrid adjustable rate mortgage loan product that we retain for our portfolio.  Our residential mortgage loan origination and purchase volume continues to be negatively affected by this interest rate environment.

Total deposits decreased during the nine months ended September 30, 2013 as a result of a decline in certificates of deposit, partially offset by a net increase in our core deposits, reflecting increases in money market and NOW and demand deposit accounts which more than offset a decline in savings accounts.  At September 30, 2013, core deposits represented 66% of total deposits, up from 62% at December 31, 2012.  Total deposits included $689.6 million of business deposits at September 30, 2013, an increase of 41% since December 31, 2012, substantially all of which were core deposits, reflecting the expansion of our business banking operations, a component of the strategic shift in our balance sheet.  Total borrowings declined since December 31, 2012 reflecting a decline in FHLB-NY advances and the prepayment of our Junior Subordinated Debentures, partially offset by our use of short-term federal funds purchased in 2013.

Stockholders’ equity increased as of September 30, 2013 compared to December 31, 2012.  The increase was primarily attributed to the issuance of the preferred stock in the 2013 first quarter and net income for the first nine months of 2013, partially offset by dividends on common and preferred stock.

While the operating environment continues to remain challenging, we are encouraged by the steepening of the yield curve over the last several months which we believe will have positive effects.  We believe higher long-term interest rates should make our residential hybrid ARM loan products more attractive to borrowers and should lead to a continued slowdown of residential loan prepayments, which we have already experienced near the end of the 2013 third quarter.  We believe these factors should lead to a stabilization of our residential mortgage loan portfolio and growth in the total loan portfolio.  A sustained reduction in loan prepayments would also lead to a reduction in the premium amortization expense associated with the loans providing us with yet an additional benefit.  Our focus continues to be on the strategic shift in our balance sheet through the repositioning of assets and liabilities.  We continue to concentrate on growing our multi-family and commercial real estate mortgage loan portfolio, reducing certificates of deposit and increasing core deposits, all of which should continue to positively impact the net interest margin.  We expect to continue to add new team members to our business banking operations as well as strategically located new branches from which to service our customers over the coming months.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of our 2012 Annual Report on Form 10-K, as supplemented by our March 31, 2013 and June 30, 2013 Quarterly Reports on Form 10-Q and this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR, judgments regarding goodwill and securities impairment and the estimates related to our pension plans and other postretirement benefits are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions and estimates about highly uncertain matters.  Actual results may differ from our assumptions, estimates and judgments.  The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section of our 2012 Annual Report on Form 10-K.

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

Loan reviews are performed by our Asset Review Department quarterly for all loans individually classified by our Asset Classification Committee and are performed annually for multi-family and commercial real estate loans modified in a TDR, residential loans with balances of $1.0 million or greater, multi-family and commercial real estate mortgage loans with balances of $5.0 million or greater and commercial loans with balances of $500,000 or greater.  Further, multi-family and commercial real estate portfolio management personnel also perform annual reviews for certain multi-family and commercial real estate mortgage loans with balances under $5.0 million and recommend further review by the Credit and Asset Review Departments as appropriate.  In addition, our Asset Review Department will review annually borrowing relationships whose combined outstanding balance is $5.0 million or greater, with such reviews covering approximately fifty percent of the outstanding principal balance of the loans to such relationships.

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

Allowance adequacy calculations are adjusted quarterly, based on the results of our quantitative and qualitative analyses, to reflect our current estimates of the amount of probable losses inherent in our loan portfolio in determining our allowance for loan losses.  Allocations of the allowance to each loan category are adjusted quarterly to reflect probable inherent losses using the same quantitative and qualitative analyses used in connection with the overall allowance adequacy calculations.  Beginning with the 2013 first quarter, the allowance for loan losses allocated to residential mortgage loans over 180 days delinquent with a charge-off, previously determined within our qualitative analysis, is now determined within our quantitative analysis and presented as attributable to those loans individually evaluated for impairment.  The portion of the allowance allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance for loan losses is available for losses applicable to the entire loan portfolio.

As a result of our updated charge-off and loss analyses, we modified certain allowance coverage percentages during each quarter of 2013 to reflect our current estimates of the amount of probable inherent losses in our loan portfolio in determining our general valuation allowances.  In the 2013 third quarter, we further updated the method of determining our allowance level by (1) extending our evaluation of loss experience factors to consider trends in such factors over the prior two years for the majority of the loan portfolio, and (2) giving consideration to more detailed modeling techniques as an added factor for multi-family and commercial real estate loans originated since 2010.  Based on our evaluation of the composition and size of our loan portfolio, the levels and composition of our loan delinquencies and non-performing loans, our loss history, the housing and real estate markets and the current economic environment, we determined that an allowance for loan losses of $143.0 million was appropriate at September 30, 2013, compared to $143.9 million at June 30, 2013 and $145.5 million at December 31, 2012. The provision for loan losses totaled $16.2 million for the nine months ended September 30, 2013.

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

At September 30, 2013, our MSR had an estimated fair value of $10.8 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.42%, a weighted average constant prepayment rate on mortgages of 14.64% and a weighted average life of 5.2 years.  At December 31, 2012, our MSR had an estimated fair value of $6.9 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.95%, a weighted average constant prepayment rate on mortgages of 23.12% and a weighted average life of 3.4 years.

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

At September 30, 2013, the carrying amount of our goodwill totaled $185.2 million.  As of September 30, 2013, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

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

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer.  GSE issuance mortgage-backed securities comprised 92% of our securities portfolio at September 30, 2013.  Non-GSE issuance mortgage-backed securities at September 30, 2013 comprised 1% of our securities portfolio and had an amortized cost of $12.4 million, with 67% classified as available-for-sale and 33% are classified as held-to-maturity.  Substantially all of our non-GSE issuance securities are investment grade securities and have performed similarly to our GSE issuance securities.  Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices.  The balance of our securities portfolio is primarily comprised of debt securities issued by GSEs.

The fair value of our securities portfolio is primarily impacted by changes in interest rates.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.  At September 30, 2013, we held 91 securities with an estimated fair value totaling $1.26 billion which had an unrealized loss totaling $47.6 million.  Of the securities in an unrealized loss position at September 30, 2013, $95.7 million, with an unrealized loss of $4.0 million, had been in a continuous unrealized loss position for more than twelve months.  At September 30, 2013, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

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

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities.  The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity.  Principal payments on loans and securities totaled $3.41 billion for the nine months ended September 30, 2013, compared to $4.08 billion for the nine months ended September 30, 2012.  The decrease in loan and securities repayments for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily due to a decrease in mortgage loan prepayments.  While residential mortgage loan prepayments declined during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, they remained at elevated levels due to historic low interest rates for thirty year fixed rate conforming loans, thereby continuing to make such loans, which we generally do not retain for our portfolio, a more attractive alternative for borrowers than the hybrid ARM loan product that we retain for our portfolio.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings.  Net cash provided by operating activities totaled $189.1 million for the nine months ended September 30, 2013 and $187.7 million for the nine months ended September 30, 2012.  Deposits decreased $383.6 million during the nine months ended September 30, 2013 and decreased $706.7 million during the nine months ended September 30, 2012, due to decreases in certificates of deposit, partially offset by increases in core deposits.  During the nine months ended September 30, 2013 and 2012, we continued to allow high cost certificates of deposit to run off, while the increases in low cost core deposits appear to reflect customer preference for the liquidity these types of deposits provide.  In addition, total deposits included business deposits of $689.6 million at September 30, 2013, an increase of 41% since December 31, 2012, substantially all of which were core deposits, reflecting the expansion of our business banking operations, a component of the strategic shift in our balance sheet.  Net borrowings decreased $264.5 million during the nine months ended September 30, 2013 and increased $687.8 million during the nine months ended September 30, 2012.  The decrease in net borrowings during the nine months ended September 30, 2013 was primarily due to a decrease in FHLB-NY advances and the prepayment of our Junior Subordinated Debentures, partially offset by our use of short-term federal funds purchased in 2013.  The increase in net borrowings during the nine months ended September 30, 2012 was due to an increase in FHLB-NY advances, partially offset by a decrease in reverse repurchase agreements, and reflected our use of term borrowings to help manage interest rate risk.  The growth in core deposits and the declines in certificates of deposit and borrowings during the nine months ended September 30, 2013 reflect our efforts to reposition the liability mix of our balance sheet.  At September 30, 2013, core deposits represented 66% of total deposits, up from 62% at December 31, 2012.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities.  Gross mortgage loans originated and purchased for portfolio during the nine months ended September 30, 2013 totaled $2.07 billion, compared to

$3.52 billion during the nine months ended September 30, 2012.  The decline was attributable to residential loan originations and purchases which totaled $837.8 million during the nine months ended September 30, 2013, of which $492.7 million were residential loan originations and $345.1 million were purchases of individual residential mortgage loans through our third party loan origination program, compared to $2.30 billion during the nine months ended September 30, 2012, of which $1.45 billion were originations and $841.0 million were purchases.  Residential mortgage loan origination and purchase volume for portfolio has been negatively affected for an extended period of time by the historic low interest rates for thirty year fixed rate conforming mortgage loans and the expanded conforming loan limits established by the GSEs resulting in more borrowers opting for thirty year fixed rate conforming mortgage loans, which we generally do not retain for our portfolio, and a reduced demand for the hybrid ARM loan product that we retain for our portfolio.  Multi-family and commercial real estate loan originations totaled $1.23 billion during the nine months ended September 30, 2013, unchanged compared to originations during the nine months ended September 30, 2012, reflecting continued strong loan production as we concentrate on growing this portfolio.  Purchases of securities totaled $1.05 billion during the nine months ended September 30, 2013 and $741.2 million during the nine months ended September 30, 2012.

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

We maintain liquidity levels to meet our operational needs in the normal course of our business.  The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities.  Cash and due from banks totaled $137.7 million at September 30, 2013 and $121.5 million at December 31, 2012.  At September 30, 2013, we had $1.06 billion in borrowings with a weighted average rate of 0.68% maturing over the next twelve months.  We have the flexibility to either repay or rollover these borrowings as they mature.  Included in our borrowings are various obligations which, by their terms, may be called by the counterparty.  At September 30, 2013 and December 31, 2012, we had $1.95 billion of callable borrowings, all of which at December 31, 2012 were contractually callable by the counterparty within three months and on a quarterly basis thereafter.  During the 2013 second and third quarters, we restructured $1.35 billion of these borrowings with the counterparties resulting in a reduction in the weighted average interest rate on such borrowings from 4.40% to 3.46% and an extension of terms from a weighted average remaining term at the time of the restructuring of approximately 4 years to approximately 7 years.  The restructuring also extended the contractual call dates on $950.0 million of these borrowings to 2017, on $100.0 million of these borrowings to 2016 and on $200.0 million of these borrowings to 2015.  Of the $1.95 billion of callable borrowings, $700.0 million at September 30, 2013 were contractually callable by the counterparty within three months and on a quarterly basis thereafter.  We believe the potential for these borrowings to be called does not present a liquidity concern as they have above current market coupons and, as such, are not likely to be called absent a significant increase in market interest rates.  In addition, to the extent such borrowings were to be called, we believe we could readily obtain replacement funding, although such funding may be at higher rates.  At September 30, 2013, FHLB-NY advances totaled $2.48 billion, or 60% of total borrowings.  We do not believe any of our borrowing counterparty concentrations represent a material risk to our liquidity.  See Note 5 of Notes to Consolidated Financial Statements, in Part I, Item 1, “Financial Statements (Unaudited),” for additional information on our borrowings.  In addition, we had $1.45 billion of certificates of deposit at September 30, 2013 with a weighted average rate of 0.92% maturing over the next twelve months.  We believe we have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average rates at September 30, 2013.

	Borrowings			Certificates of Deposit
(Dollars in Millions)	Amount		Weighted Average Rate	Amount	Weighted Average Rate
Contractual Maturity:
Twelve months or less	$ 1,061		0.68%	$ 1,453	0.92%
Thirteen to thirty-six months	850		1.11	1,749	2.08
Thirty-seven to sixty months	1,050	(1)	4.16	248	1.11
Over sixty months	1,150	(2)	3.54	1	1.57
Total	$ 4,111		2.46%	$ 3,451	1.52%

(1)

Includes $600.0 million of borrowings, with a weighted average rate of 4.19%, which are callable within the next three months and on a quarterly basis thereafter and $200.0 million of borrowings, with a weighted average rate of 3.03%, which are callable in 2015.

(2)

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

Additional sources of liquidity at the holding company level have included private issuances of trust preferred securities and senior debt.  Holding company debt obligations are included in other borrowings.  Our ability to continue to access the capital markets for additional financing at favorable terms may be limited by, among other things, market conditions, interest rates, our capital levels, Astoria Federal’s ability to pay dividends to Astoria Financial Corporation, our credit profile and ratings and our business model.

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

Astoria Financial Corporation’s primary uses of funds include payment of dividends on common and preferred stock and payment of interest on its debt obligations.  During the nine months ended September 30, 2013, Astoria Financial Corporation paid dividends on common stock totaling $11.8 million.  On October 16, 2013, our Board of Directors declared a quarterly cash dividend of $0.04 per share on shares of our common stock payable on December 2, 2013 to stockholders of record as of November 15, 2013.  On June 19, 2013, our Board of Directors declared the first quarterly cash dividend on our Series C Preferred Stock aggregating $2.8 million, or $20.94 per share, for the dividend period from the issuance date of March 19, 2013 through and including July 14, 2013, which was paid on July 15, 2013 to stockholders of record as of June 30, 2013.  On September 18, 2013, our Board of Directors declared the second quarterly cash dividend on our Series C Preferred Stock aggregating $2.2 million, or $16.25 per share, for the quarterly period from July 15, 2013 through and including September 14, 2013, which was paid on October 15, 2013 to stockholders of record as of September 30, 2013.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal.  Since Astoria Federal is a federally chartered savings association, there are regulatory limits on its ability to make distributions to Astoria Financial Corporation.  See Part I, Item 1, “Regulation and Supervision,” in our 2012 Annual Report on Form 10-K for further discussion of these regulatory limits.  Astoria Federal paid dividends to Astoria Financial Corporation totaling $44.0 million during the nine months ended September 30, 2013.

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At September 30, 2013, our tangible common equity ratio, which represents common stockholders’ equity less goodwill divided by total assets less goodwill, was 7.22%.  At September 30, 2013, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a Tangible capital ratio of 9.61%, Tier 1 leverage capital ratio of 9.61%, Total risk-based capital ratio of 16.87% and Tier 1 risk-based capital ratio of 15.61%.  As of September 30, 2013, Astoria Federal continues to be a well capitalized institution for all bank regulatory purposes.

Pursuant to the Reform Act, we will become subject to new minimum capital requirements.  In July 2013, the Agencies issued rules that will subject many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements. The rules also revise the quantity and quality of required minimum risk-based and leverage capital requirements applicable to Astoria Federal and Astoria Financial Corporation, consistent with the Reform Act and the Basel III capital standards, add a new common equity Tier 1 risk-based capital ratio and add an additional common equity Tier 1 capital conservation buffer, or Conservation Buffer, of 2.50% of risk-weighted assets, to be applied to the new common equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the total risk-based capital ratio.  The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. The rules also revise the calculation of risk-weighted assets to enhance their risk sensitivity and phase out trust preferred securities and cumulative perpetual preferred stock as Tier 1 capital. The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets will be phased in to allow banking organizations to meet the new capital standards, with the initial provisions effective for Astoria Financial Corporation and Astoria Federal on January 1, 2015.  We are continuing to review and prepare for the impact that the Reform Act, Basel III capital standards and related rulemaking will have on our business, financial condition and results of operations.  For additional information, see Part II, Item 1A, “Risk Factors,” in our June 30, 2013 Quarterly Report on Form 10-Q.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered financial derivative instruments.  Commitments to sell loans totaled $27.4 million at September 30, 2013.  The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.  We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2012.

The following table details our contractual obligations at September 30, 2013.

	Payments due by period
(In Thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$ 3,300,000	$ 250,000	$ 850,000	$ 1,050,000	$ 1,150,000
Off-balance sheet contractual obligations:
Commitments to originate and purchase loans (1)	397,794	397,794	—	—	—
Commitments to fund unused lines of credit (2)	180,153	180,153	—	—	—
Total	$ 3,877,947	$ 827,947	$ 850,000	$ 1,050,000	$ 1,150,000

(1)         Includes commitments to originate loans held-for-sale of $13.7 million.

(2)         Includes commitments to fund unused home equity lines of credit of $112.4 million.

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

Comparison of Financial Condition as of September 30, 2013 and December 31, 2012 and Operating Results for the Three and Nine Months Ended September 30, 2013 and 2012

Financial Condition

Total assets declined $474.6 million to $16.02 billion at September 30, 2013, from $16.50 billion at December 31, 2012, primarily reflecting a decrease in our residential mortgage loan portfolio which was partially offset by increases in our multi-family and commercial real estate mortgage loan portfolio and our securities portfolio.

Loans receivable, net, decreased $679.9 million to $12.40 billion at September 30, 2013, from $13.08 billion at December 31, 2012, and represented 77% of total assets at September 30, 2013. The growth in our multi-family and commercial real estate mortgage loan portfolio was more than offset by the decline in our residential mortgage loan portfolio resulting in a net decline of $652.5 million in our total mortgage loan portfolio to $12.24 billion at September 30, 2013, compared to $12.89 billion at December 31, 2012.  While our mortgage loan portfolio continues to consist primarily of residential mortgage loans, at September 30, 2013 our combined multi-family and commercial real estate mortgage loan portfolio represented 32% of our total loan portfolio, up from 24% at December 31, 2012.  This reflects our continued focus on repositioning the asset mix of our balance sheet.  Gross mortgage loans originated and purchased for portfolio during the nine months ended September 30, 2013 declined to $2.07 billion, compared to $3.52 billion during the nine months ended September 30, 2012, due to a decline in residential mortgage loan originations and purchases.  Mortgage loan repayments decreased to $2.65 billion for the nine months ended September 30, 2013, compared to $3.14 billion for the nine months ended September 30, 2012.  The decreases in mortgage loan repayments for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily due to a decline in residential mortgage loan prepayments, as well as a decline in multi-family and commercial real estate mortgage loan prepayments.

Our residential mortgage loan portfolio decreased $1.41 billion to $8.30 billion at September 30, 2013, from $9.71 billion at December 31, 2012, and represented 66% of our total loan portfolio at September 30, 2013.  Residential mortgage loan originations and purchases for portfolio totaled $837.8 million for the nine months ended September 30, 2013, of which $492.7 million were originations and $345.1 million were purchases, compared to $2.30 billion for the nine months ended September 30, 2012, of which $1.45 billion were originations and $841.0 million were purchases.  Residential mortgage loan repayments declined for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, but remain at elevated levels and outpaced our origination and purchase volume during the nine months ended September 30, 2013, resulting in the decline in the portfolio.  During the nine months ended September 30, 2013, the loan-to-value ratio of our residential mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 65% and the loan amount averaged approximately $720,000.

Our multi-family mortgage loan portfolio increased $711.3 million to $3.12 billion at September 30, 2013, from $2.41 billion at December 31, 2012, and represented 25% of our total loan portfolio at September 30, 2013.  Our commercial real estate mortgage loan portfolio increased $48.9 million to $822.8 million at September 30, 2013, from $773.9 million at December 31, 2012, and represented 7% of our total loan portfolio at September 30, 2013.  Multi-family and commercial real estate loan originations totaled $1.23 billion during the nine months ended September 30, 2013, unchanged compared to originations during the nine months ended September 30, 2012, reflecting continued strong loan production as we concentrate on growing these portfolios.  During the nine months ended September 30, 2013, our multi-family and commercial real estate mortgage loan originations reflected loan balances averaging approximately $2.6 million with a weighted average loan-to-value ratio, at the time of origination, of approximately 46% and a weighted average debt service coverage ratio of approximately 1.76%.

Our securities portfolio increased $294.8 million to $2.33 billion, or 15% of total assets, at September 30, 2013, compared to $2.04 billion at December 31, 2012.  This increase reflects purchases totaling $1.05 billion which were in excess of repayments of $688.6 million and sales of $39.6 million during the nine months ended September 30, 2013.  At September 30, 2013, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost of $1.84 billion, a weighted average current coupon of 3.01%, a weighted average collateral coupon of 4.43% and a weighted average life of 3.9 years.

Deposits decreased $383.6 million to $10.06 billion at September 30, 2013, from $10.44 billion at December 31, 2012, due to a decrease of $509.6 million in certificates of deposit to $3.45 billion at September 30, 2013, partially offset by a net increase of $126.0 million in core deposits.  At September 30, 2013, core deposits totaled $6.61 billion and represented 66% of total deposits, up from 62% of total deposits at December 31, 2012.  This reflects our efforts to reposition the liability mix of our balance sheet, reducing borrowings and certificates of deposit and increasing core deposits.  Money market accounts increased $327.1 million since December 31, 2012 to $1.91 billion at September 30, 2013.  NOW and demand deposit accounts increased $38.3 million since December 31, 2012 to $2.13 billion at September 30, 2013.  Savings accounts decreased $239.4 million since December 31, 2012 to $2.56 billion at September 30, 2013.  The net increase in core deposits during the nine months ended September 30, 2013 appear to reflect customer preference for the liquidity these types of deposits provide, as well as our efforts to expand our business banking customer base.  At September 30, 2013, total deposits included $689.6 million of business deposits, substantially all of which were core deposits, an increase of 41% since December 31, 2012.

Total borrowings, net, decreased $264.5 million to $4.11 billion at September 30, 2013, from $4.37 billion at December 31, 2012.  The decrease in borrowings was primarily due to a decrease of $421.0 million in FHLB-NY advances and the prepayment of our Junior Subordinated Debentures, partially offset by our use of short-term federal funds purchased in 2013 which totaled $285.0 million at September 30, 2013.  For further information on the prepayment of our Junior Subordinated Debentures, see “Liquidity and Capital Resources.”

Stockholders’ equity increased $163.9 million to $1.46 billion at September 30, 2013, from $1.29 billion at December 31, 2012.  The increase in stockholders’ equity was primarily due to the net proceeds of $129.8 million from the issuance of the Series C Preferred Stock in the 2013 first quarter, net income of $46.4 million and stock-based compensation and the allocation of employee stock ownership plan, or ESOP, stock totaling $13.1 million, partially offset by dividends on common and preferred stock of $16.8 million and other comprehensive loss of $7.4 million.  For further information on the issuance of the Series C Preferred Stock, see “Liquidity and Capital Resources.”

Results of Operations

General

Net income available to common shareholders for the three months ended September 30, 2013 increased $1.3 million to $14.7 million, compared to $13.4 million for the three months ended September 30, 2012, reflecting an increase of $3.5 million in net income to $16.9 million for the three months ended September 30, 2013, compared to $13.4 million for the three months ended September 30, 2012, partially offset by preferred stock dividends declared in the 2013 third quarter totaling $2.2 million.  Diluted EPS was $0.15 per share for the three months ended September 30, 2013, compared to $0.14 per share for the three months ended September 30, 2012.  The increase in net income for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily reflects a lower provision for loan losses, partially offset by a reduction in non-interest income.

For the nine months ended September 30, 2013, net income available to common shareholders increased $5.2 million to $41.4 million, compared to $36.2 million for the nine months ended September 30, 2012.  This increase reflects an increase of $10.2 million in net income to $46.4 million for the nine months ended September 30, 2013, compared to $36.2 million for the nine months ended September 30, 2012, partially offset by preferred stock dividends declared during the nine months ended September 30, 2013 totaling $5.0 million.  Diluted EPS increased to $0.42 per share for the nine months ended September 30, 2013, compared to $0.38 per share for the nine months ended September 30, 2012.  The increase in net income for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily attributable to a decline in the provision for loan losses and a reduction in non-interest expense, partially offset by lower net interest income.

Return on average assets increased to 0.42% for the three months ended September 30, 2013, compared to 0.31% for the three months ended September 30, 2012, and increased to 0.38% for the nine months ended September 30, 2013, compared to 0.28% for the nine months ended September 30, 2012.  The increases in the returns on average assets for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 were due to the increases in net income, coupled with declines in average assets.

Return on average common stockholders’ equity increased to 4.47% for the three months ended September 30, 2013, compared to 4.14% for the three months ended September 30, 2012, and increased to 4.22% for the nine months ended September 30, 2013, compared to 3.79% for the nine months ended September 30, 2012.   Return on average tangible common stockholders’ equity, which represents average common stockholders’ equity less average goodwill, increased to 5.20% for the three months ended September 30, 2013, compared to 4.84% for the three months ended September 30, 2012, and increased to 4.91% for the nine months ended September 30, 2013, compared to 4.44% for the nine months ended September 30, 2012.  The increases in these returns for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, were due to the increases in net income available to common shareholders, partially offset by increases in average common stockholders’ equity.

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

Net interest income increased slightly to $86.2 million for the three months ended September 30, 2013, from $86.0 million for the three months ended September 30, 2012, due to a slightly greater reduction in interest expense than the decline in interest income.  For the nine months ended September 30, 2013, a decline in interest income exceeded a decline in interest expense resulting in a decrease of $5.8 million in net interest income to $255.1 million, compared to $260.9 million for the nine months ended September 30, 2012.  The continued low interest rate environment, coupled with the restructuring of $1.35 billion of borrowings in the 2013 second and third quarters and the prepayment of our Junior Subordinated Debentures in the 2013 second quarter, has resulted in the average cost of interest-bearing liabilities declining more than the average yield on interest-earning assets and an improvement in our net interest rate spread for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012.  The restructuring of borrowings in 2013 resulted in a 94 basis point decline in the weighted average rate on such borrowings.  For the 2013 third quarter, the decline in the average cost of interest-bearing liabilities more than offset the impact of the decline in the average balance of interest-earning assets, resulting in the slight improvement in net interest income compared to the 2012 third quarter.  This improvement in the 2013 third quarter had the impact of lessening the decline in net interest income for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

The net interest rate spread increased eighteen basis points to 2.20% for the three months ended September 30, 2013, from 2.02% for the three months ended September 30, 2012, and increased eight basis points to 2.16% for the nine months ended September 30, 2013, from 2.08% for the nine months ended September 30, 2012.  The net interest margin increased nineteen basis points to 2.28% for the three months ended September 30, 2013, from 2.09% for the three months ended September 30, 2012, and increased eight basis points to 2.23% for the nine months ended September 30, 2013, from 2.15% for the nine months ended September 30, 2012.  The average balance of net interest-earning assets increased $222.2 million to $934.3 million for the three months ended September 30, 2013, from $712.1 million for the three months ended September 30, 2012, and increased $199.0 million to $884.1 million for the nine months ended September 30, 2013, from $685.1 million for the nine months ended September 30, 2012.

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

	For the Three Months Ended September 30,
	2013				2012
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$8,499,231		$69,158	3.25%	$10,495,563		$91,490	3.49%
Multi-family and commercial real estate	3,829,065		41,450	4.33	2,908,993		38,127	5.24
Consumer and other loans (1)	248,529		2,175	3.50	271,309		2,309	3.40
Total loans	12,576,825		112,783	3.59	13,675,865		131,926	3.86
Mortgage-backed and other securities (2)	2,320,896		13,247	2.28	2,290,702		14,453	2.52
Repurchase agreements and interest- earning cash accounts	87,258		67	0.31	277,319		182	0.26
FHLB-NY stock	150,504		1,498	3.98	181,792		1,773	3.90
Total interest-earning assets	15,135,483		127,595	3.37	16,425,678		148,334	3.61
Goodwill	185,151				185,151
Other non-interest-earning assets	738,821				806,010
Total assets	$16,059,455				$17,416,839

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,619,798		330	0.05	$2,843,856		710	0.10
Money market	1,864,235		1,179	0.25	1,406,949		2,234	0.64
NOW and demand deposit	2,103,436		172	0.03	1,943,448		228	0.05
Total core deposits	6,587,469		1,681	0.10	6,194,253		3,172	0.20
Certificates of deposit	3,513,212		13,475	1.53	4,428,338		18,947	1.71
Total deposits	10,100,681		15,156	0.60	10,622,591		22,119	0.83
Borrowings	4,100,528		26,235	2.56	5,090,960		40,217	3.16
Total interest-bearing liabilities	14,201,209		41,391	1.17	15,713,551		62,336	1.59
Non-interest-bearing liabilities	409,510				413,756
Total liabilities	14,610,719				16,127,307
Stockholders’ equity	1,448,736				1,289,532
Total liabilities and stockholders’ equity	$16,059,455				$17,416,839

Net interest income/ net interest rate spread (3)			$86,204	2.20%			$85,998	2.02%

Net interest-earning assets/ net interest margin (4)	$934,274			2.28%	$712,127			2.09%

Ratio of interest-earning assets to interest-bearing liabilities	1.07	x			1.05	x

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

(4)       Net interest margin represents net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30,
	2013				2012
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$9,007,869		$222,994	3.30%	$10,589,227		$286,236	3.60%
Multi-family and commercial real estate	3,558,759		120,463	4.51	2,631,859		111,088	5.63
Consumer and other loans (1)	256,866		6,611	3.43	275,854		6,944	3.36
Total loans	12,823,494		350,068	3.64	13,496,940		404,268	3.99
Mortgage-backed and other securities (2)	2,190,480		36,003	2.19	2,381,407		49,445	2.77
Repurchase agreements and interest-earning cash accounts	93,327		192	0.27	160,272		282	0.23
FHLB-NY stock	154,942		5,147	4.43	159,774		4,928	4.11
Total interest-earning assets	15,262,243		391,410	3.42	16,198,393		458,923	3.78
Goodwill	185,151				185,151
Other non-interest-earning assets	767,235				843,811
Total assets	$16,214,629				$17,227,355

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,705,411		1,011	0.05	$2,825,012		4,084	0.19
Money market	1,786,764		4,409	0.33	1,259,063		6,242	0.66
NOW and demand deposit	2,095,285		518	0.03	1,907,300		814	0.06
Total core deposits	6,587,460		5,938	0.12	5,991,375		11,140	0.25
Certificates of deposit	3,677,032		42,228	1.53	4,896,215		67,339	1.83
Total deposits	10,264,492		48,166	0.63	10,887,590		78,479	0.96
Borrowings	4,113,661		88,107	2.86	4,625,679		119,581	3.45
Total interest-bearing liabilities	14,378,153		136,273	1.26	15,513,269		198,060	1.70
Non-interest-bearing liabilities	436,554				442,512
Total liabilities	14,814,707				15,955,781
Stockholders’ equity	1,399,922				1,271,574
Total liabilities and stockholders’ equity	$16,214,629				$17,227,355

Net interest income/ net interest rate spread (3)			$255,137	2.16%			$260,863	2.08%

Net interest-earning assets/ net interest margin (4)	$884,090			2.23%	$685,124			2.15%

Ratio of interest-earning assets to interest-bearing liabilities	1.06	x			1.04	x

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

	Increase (Decrease) for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012			Increase (Decrease) for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
Residential	$(16,402)	$(5,930)	$(22,332)	$(40,591)	$(22,651)	$(63,242)
Multi-family and commercial real estate	10,690	(7,367)	3,323	34,246	(24,871)	9,375
Consumer and other loans	(200)	66	(134)	(478)	145	(333)
Mortgage-backed and other securities	187	(1,393)	(1,206)	(3,722)	(9,720)	(13,442)
Repurchase agreements and interest-earning cash accounts	(144)	29	(115)	(131)	41	(90)
FHLB-NY stock	(310)	35	(275)	(153)	372	219
Total	(6,179)	(14,560)	(20,739)	(10,829)	(56,684)	(67,513)
Interest-bearing liabilities:
Savings	(52)	(328)	(380)	(167)	(2,906)	(3,073)
Money market	588	(1,643)	(1,055)	2,006	(3,839)	(1,833)
NOW and demand deposit	24	(80)	(56)	93	(389)	(296)
Certificates of deposit	(3,625)	(1,847)	(5,472)	(15,142)	(9,969)	(25,111)
Borrowings	(7,076)	(6,906)	(13,982)	(12,367)	(19,107)	(31,474)
Total	(10,141)	(10,804)	(20,945)	(25,577)	(36,210)	(61,787)
Net change in net interest income	$3,962	$(3,756)	$206	$14,748	$(20,474)	$(5,726)

Interest Income

Interest income decreased $20.7 million to $127.6 million for the three months ended September 30, 2013, from $148.3 million for the three months ended September 30, 2012, due to a decrease in the average yield on interest-earning assets to 3.37% for the three months ended September 30, 2013, from 3.61% for the three months ended September 30, 2012, coupled with a decrease of $1.29 billion in the average balance of interest-earning assets to $15.14 billion for the three months ended September 30, 2013, from $16.43 billion for the three months ended September 30, 2012.  The decrease in the average yield on interest-earning assets was primarily due to lower average yields on mortgage loans and mortgage-backed and other securities.  The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balances of residential mortgage loans and repurchase agreements and interest-earning cash accounts, partially offset by an increase in the average balance of multi-family and commercial real estate mortgage loans.

Interest income on residential mortgage loans decreased $22.3 million to $69.2 million for the three months ended September 30, 2013, from $91.5 million for the three months ended September 30, 2012, due to a decrease of $2.00 billion in the average balance of such loans, coupled with a decrease in the average yield to 3.25% for the three months ended September 30,

2013, from 3.49% for the three months ended September 30, 2012.  The decrease in the average balance of residential mortgage loans reflects the continued elevated levels of repayments on such loans which have outpaced our originations and purchases over the past year.  The decrease in the average yield on residential mortgage loans was primarily due to new originations and purchases at lower interest rates than the rates on loans repaid over the past year and the impact of the downward repricing of our ARM loans, partially offset by a decline in amortization of net premium and deferred loan origination cost.  While remaining elevated, the levels of prepayments on residential mortgage loans declined during the 2013 third quarter compared to the 2012 third quarter and contributed to a decrease of $1.0 million in net premium and deferred loan origination cost amortization to $5.0 million for the three months ended September 30, 2013, from $6.0 million for the three months ended September 30, 2012.

Interest income on multi-family and commercial real estate mortgage loans increased $3.4 million to $41.5 million for the three months ended September 30, 2013, from $38.1 million for the three months ended September 30, 2012, due to an increase of $920.1 million in the average balance of such loans, partially offset by a decrease in the average yield to 4.33% for the three months ended September 30, 2013, from 5.24% for the three months ended September 30, 2012.  The increase in the average balance of multi-family and commercial real estate loans was attributable to strong levels of originations of such loans which have exceeded repayments over the past year.  The decrease in the average yield on multi-family and commercial real estate loans was primarily due to new originations at interest rates below the weighted average rates of the portfolios, reflecting both the lower interest rate environment and the impact of competitive pricing in our markets, coupled with a decline in prepayment penalties.  Prepayment penalties decreased $269,000 to $1.5 million for the three months ended September 30, 2013, from $1.8 million for the three months ended September 30, 2012.

Interest income on mortgage-backed and other securities decreased $1.3 million to $13.2 million for the three months ended September 30, 2013, from $14.5 million for the three months ended September 30, 2012, primarily due to a decrease in the average yield to 2.28% for the three months ended September 30, 2013, from 2.52% for the three months ended September 30, 2012.  The decrease in the average yield on mortgage-backed and other securities was primarily due to repayments on higher yielding securities and purchases of new securities with lower coupons than the weighted average coupon for the portfolio, partially offset by a decline in net premium amortization.  Net premium amortization on mortgage-backed and other securities decreased $1.2 million to $3.3 million for the three months ended September 30, 2013, from $4.5 million for the three months ended September 30, 2012.  The average balance of mortgage-backed and other securities increased slightly for the three months ended September 30, 2013, compared to the three months ended September 30, 2012.  The decrease in the net premium amortization and the increase in the average balance of mortgage-backed and other securities for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, reflects a slowdown of repayment activity experienced in the 2013 third quarter due to increases in longer term interest rates beginning in the latter part of the 2013 second quarter and continuing into the 2013 third quarter.

Interest income decreased $67.5 million to $391.4 million for the nine months ended September 30, 2013, from $458.9 million for the nine months ended September 30, 2012, due to a decrease in the average yield on interest-earning assets to 3.42% for the nine months ended September 30, 2013, from 3.78% for the nine months ended September 30, 2012, coupled with a decrease of

$936.2 million in the average balance of interest-earning assets to $15.26 billion for the nine months ended September 30, 2013, from $16.20 billion for the nine months ended September 30, 2012.  The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balances of residential mortgage loans and mortgage-backed and other securities, partially offset by an increase in the average balance of multi-family and commercial real estate mortgage loans.

Interest income on residential mortgage loans decreased $63.2 million to $223.0 million for the nine months ended September 30, 2013, from $286.2 million for the nine months ended September 30, 2012, due to a decrease of $1.58 billion in the average balance of such loans, coupled with a decrease in the average yield to 3.30% for the nine months ended September 30, 2013, from 3.60% for the nine months ended September 30, 2012.  Net premium and deferred loan origination cost amortization on residential mortgage loans decreased $2.3 million to $16.2 million for the nine months ended September 30, 2013, from $18.5 million for the nine months ended September 30, 2012.

Interest income on multi-family and commercial real estate loans increased $9.4 million to $120.5 million for the nine months ended September 30, 2013, from $111.1 million for the nine months ended September 30, 2012, due to an increase of $926.9 million in the average balance of such loans, partially offset by a decrease in the average yield to 4.51% for the nine months ended September 30, 2013, from 5.63% for the nine months ended September 30, 2012.  Prepayment penalties decreased $1.7 million to $4.8 million for the nine months ended September 30, 2013, from $6.5 million for the nine months ended September 30, 2012.

Interest income on mortgage-backed and other securities decreased $13.4 million to $36.0 million for the nine months ended September 30, 2013, from $49.4 million for the nine months ended September 30, 2012.  This decrease was due to a decrease in the average yield to 2.19% for the nine months ended September 30, 2013, from 2.77% for the nine months ended September 30, 2012, coupled with a decrease of $190.9 million in the average balance of the portfolio.  Net premium amortization on mortgage-backed and other securities increased $1.5 million to $12.7 million for the nine months ended September 30, 2013, from $11.2 million for the nine months ended September 30, 2012, contributing to the decline in the average yield on mortgage-backed and other securities for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.  The increase in net premium amortization primarily reflects the greater proportion of securities within our portfolio during 2013, compared to 2012, which were purchased at a premium.  Although securities purchases have kept pace with the levels of securities repayments and sales over the past twelve months, during 2012 our securities repayments and sales were in excess of purchases resulting in a declining portfolio balance throughout 2012, which resulted in a lower average balance of the securities portfolio for 2013.

Except as otherwise noted, the principal reasons for the changes in the average yields and average balances of the various assets noted above for the nine months ended September 30, 2013 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2013.

Interest Expense

Interest expense decreased $20.9 million to $41.4 million for the three months ended September 30, 2013, from $62.3 million for the three months ended September 30, 2012, due to decreases in both the average cost and average balance of interest-bearing liabilities.  The average cost of interest-bearing liabilities decreased to 1.17% for the three months ended September 30, 2013, from 1.59% for the three months ended September 30, 2012, primarily due to a decrease in the average cost of borrowings, although the average costs of all deposit liability categories also declined.  The average balance of interest-bearing liabilities decreased $1.51 billion to $14.20 billion for the three months ended September 30, 2013, from $15.71 billion for the three months ended September 30, 2012, reflecting decreases in the average balances of borrowings and certificates of deposit, partially offset by an increase in the average balance of core deposits.

Interest expense on total deposits decreased $6.9 million to $15.2 million for the three months ended September 30, 2013, from $22.1 million for the three months ended September 30, 2012, due to a decrease in the average cost to 0.60% for the three months ended September 30, 2013, from 0.83% for the three months ended September 30, 2012, coupled with a decrease of $521.9 million in the average balance of total deposits to $10.10 billion for the three months ended September 30, 2013, from $10.62 billion for the three months ended September 30, 2012.  The decrease in the average cost of total deposits reflects decreases in the average costs of all deposit liability categories.  The decrease in the average balance of total deposits was due to a decrease in the average balance of certificates of deposit, partially offset by a net increase in the average balance of core deposits.

Interest expense on core deposits decreased $1.5 million to $1.7 million for the three months ended September 30, 2013, from $3.2 million for the three months ended September 30, 2012, due to a decrease in the average cost to 0.10% for the three months ended September 30, 2013, from 0.20% for the three months ended September 30, 2012, partially offset by an increase of $393.2 million in the average balance of such deposits.  The decrease in the average cost and increase in the average balance of core deposits was primarily due to money market accounts.  Interest expense on money market accounts decreased $1.1 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to a decrease in the average cost to 0.25% for the three months ended September 30, 2013, compared to 0.64% for the three months ended September 30, 2012, partially offset by an increase of $457.3 million in the average balance.

Interest expense on certificates of deposit decreased $5.4 million to $13.5 million for the three months ended September 30, 2013, from $18.9 million for the three months ended September 30, 2012, due to a decrease of $915.1 million in the average balance, coupled with a decrease in the average cost to 1.53% for the three months ended September 30, 2013, from 1.71% for the three months ended September 30, 2012.  The decrease in the average balance of certificates of deposit was primarily the result of our reduced focus on certificates of deposits reflecting our efforts to reposition the liability mix of our balance sheet to increase our core deposits and reduce certificates of deposit.  The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates.  During the three months ended September 30, 2013, $453.6 million of certificates of deposit, with a weighted average rate of 0.67% and a weighted average maturity at inception of fifteen months, matured and $303.8 million of certificates of deposit were issued or repriced, with a weighted average rate of 0.09% and a weighted average maturity at inception of seven months.

Interest expense on borrowings decreased $14.0 million to $26.2 million for the three months ended September 30, 2013, from $40.2 million for the three months ended September 30, 2012, due to declines in both the average balance and average cost of borrowings.  The average balance of borrowings decreased $990.4 million to $4.10 billion for the three months ended September 30, 2013, from $5.09 billion for the three months ended September 30, 2012.  The decline in the average balance of borrowings primarily reflects the reduction in total average assets, coupled with the prepayment of our Junior Subordinated Debentures in the 2013 second quarter.  The average cost of borrowings decreased to 2.56% for the three months ended September 30, 2013, from 3.16% for the three months ended September 30, 2012.  The decline in the average cost of borrowings is due in large part to the restructuring of $1.35 billion of borrowings in the 2013 second and third quarters, which resulted in a reduction of the weighted average rate on such borrowings from 4.40% to 3.46%, and the prepayment of our Junior Subordinated Debentures.  The decline in the average balance and average cost of borrowings for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, also reflects the prepayment in September 2012 of our previously outstanding 5.75% senior unsecured notes with the proceeds from the issuance in June 2012 of our 5.00% senior unsecured notes.

Interest expense decreased $61.8 million to $136.3 million for the nine months ended September 30, 2013, from $198.1 million for the nine months ended September 30, 2012, due to a decrease in the average cost of interest-bearing liabilities to 1.26% for the nine months ended September 30, 2013, from 1.70% for the nine months ended September 30, 2012, coupled with a decrease of $1.13 billion in the average balance of interest-bearing liabilities to $14.38 billion for the nine months ended September 30, 2013, from $15.51 billion for the nine months ended September 30, 2012.

Interest expense on total deposits decreased $30.3 million to $48.2 million for the nine months ended September 30, 2013, from $78.5 million for the nine months ended September 30, 2012, due to a decrease in the average cost to 0.63% for the nine months ended September 30, 2013, from 0.96% for the nine months ended September 30, 2012, coupled with a decrease of $623.1 million in the average balance of total deposits to $10.26 billion for the nine months ended September 30, 2013, from $10.89 billion for the nine months ended September 30, 2012.

Interest expense on core deposits decreased $5.2 million to $5.9 million for the nine months ended September 30, 2013, from $11.1 million for the nine months ended September 30, 2012, due to a decrease in the average cost to 0.12% for the nine months ended September 30, 2013, from 0.25% for the nine months ended September 30, 2012, partially offset by an increase of $596.1 million in the average balance of such deposits.  The decrease in the average cost of core deposits was primarily due to declines in the average costs of money market and savings accounts.  The increase in the average balance of core deposits was due to increases in the average balances of money market and NOW and demand deposit accounts, partially offset by a decline in the average balance of savings accounts.  Interest expense on savings accounts decreased $3.1 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to a decrease in the average cost to 0.05% for the nine months ended September 30, 2013, compared to 0.19% for the nine months ended September 30, 2012.  Interest expense on money market accounts decreased $1.8 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to a decrease in the average cost to 0.33% for the nine months ended September 30, 2013, compared to 0.66% for the nine months ended September 30, 2012, partially offset by an increase of $527.7 million in the average balance of such accounts.

Interest expense on certificates of deposit decreased $25.1 million to $42.2 million for the nine months ended September 30, 2013, from $67.3 million for the nine months ended September 30, 2012, due to a decrease of $1.22 billion in the average balance, coupled with a decrease in the average cost to 1.53% for the nine months ended September 30, 2013, from 1.83% for the nine months ended September 30, 2012.  During the nine months ended September 30, 2013, $1.68 billion of certificates of deposit matured, with a weighted average rate of 0.58% and a weighted average maturity at inception of fourteen months, and $1.13 billion of certificates of deposit were issued or repriced, with a weighted average rate of 0.10% and a weighted average maturity at inception of eight months.

Interest expense on borrowings decreased $31.5 million to $88.1 million for the nine months ended September 30, 2013, from $119.6 million for the nine months ended September 30, 2012, due to a decrease in the average cost to 2.86% for the nine months ended September 30, 2013, from 3.45% for the nine months ended September 30, 2012, coupled with a decrease of $512.0 million in the average balance of borrowings to $4.11 billion for the nine months ended September 30, 2013, from $4.63 billion for the nine months ended September 30, 2012.

Except as otherwise noted, the principal reasons for the changes in the average costs and average balances of the various liabilities noted above for the nine months ended September 30, 2013 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2013.

Provision for Loan Losses

We review our allowance for loan losses on a quarterly basis.  Material factors considered during our quarterly review are the composition and size of our loan portfolio, the levels and composition of loan delinquencies and non-performing loans, our loss history and our evaluation of the housing and real estate markets and the current economic environment.  We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  We are impacted by both national and regional economic factors with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut.  Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging.  Interest rates have been at or near historic lows and we expect them to remain low for the near term.  However, long-term rates moved higher during the latter part of the 2013 second quarter and into the 2013 third quarter, with the ten year U.S. Treasury rate increasing from 1.63% at May 1, 2013 to 2.49% at the end of June and 2.61% at the end of September.  The national unemployment rate, while remaining high, declined to 7.2% for September 2013, compared to a peak of 10.0% for October 2009 and new job growth, while remaining slow, has continued in 2013.  Softness persists in the housing and real estate markets, although the extent of such softness varies from region to region.  However, we believe market conditions remain favorable in the New York metropolitan area with respect to our multi-family mortgage loan origination activities.

The provision for loan losses totaled $2.5 million for the three months ended September 30, 2013, resulting in a provision for loan losses of $16.2 million for the nine months ended September 30, 2013, compared to $9.5 million for the three months ended September 30, 2012 and $29.5 million for the nine months ended September 30, 2012.  The decline in the provision for loan losses for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, reflects the continued improvement in net loan charge-offs and delinquent and non-performing loans during the 2013 third quarter, as well as the contraction of the overall loan portfolio.  Net loan charge-offs declined to $3.4 million, or eleven basis points of average loans outstanding, annualized, for the three months ended September 30, 2013, compared to $9.1 million, or twenty-seven basis points of average loans outstanding, annualized, for the three months ended September 30, 2012, reflecting decreases of $2.8 million in net charge-offs on residential mortgage loans and $2.3 million in net charge-offs on multi-family and commercial real estate mortgage loans.  For the nine months ended September 30, 2013, net loan charge-offs declined to $18.7 million, or nineteen basis points of average loans outstanding, annualized, compared to $38.2 million, or thirty-eight basis points of average loans outstanding, annualized, for the nine months ended September 30, 2012, primarily due to a decline of $18.3 million in net charge-offs on residential mortgage loans.  Loans past due 30-89 days and accruing interest decreased $15.3 million since June 30, 2013 and decreased $54.8 million since December 31, 2012 to $127.1 million at September 30, 2013.  Non-performing loans, which are comprised primarily of mortgage loans, totaled $351.3 million, or 2.80% of total loans, at September 30, 2013, compared to $356.9 million, or 2.82% of total loans, at June 30, 2013 and $315.1 million, or 2.38% of total loans, at December 31, 2012.  Effective in the 2013 first quarter, in addition to bankruptcy loans placed on non-accrual status and reported as non-performing loans as of December 31, 2012, we also included bankruptcy loans discharged prior to 2012 regardless of the delinquency status of the loans which resulted in the increase in non-performing loans at September 30, 2013 compared to December 31, 2012, even as loans past due 90 days or more continued to decline to $263.4 million at September 30, 2013, compared to $278.1 million at June 30, 2013 and $301.4 million at December 31, 2012.  Non-performing loans at September 30, 2013 included $64.3 million of bankruptcy loans which were current or less than 90 days past due, including $49.9 million which were discharged prior to 2012.

The allowance for loan losses totaled $143.0 million at September 30, 2013, compared to $143.9 million at June 30, 2013 and $145.5 million at December 31, 2012.  The allowance for loan losses as a percentage of total loans was 1.14% at September 30, 2013 and at June 30, 2013, compared to 1.10% at December 31, 2012.  The allowance for loan losses as a percentage of non-performing loans was 40.71% at September 30, 2013, compared to 40.32% at June 30, 2013 and 46.18% at December 31, 2012.  The decrease in the allowance for loan losses as a percentage of non-performing loans at September 30, 2013 compared to December 31, 2012 was primarily due to the increase in non-performing loans which reflects the addition of the bankruptcy loans discharged prior to 2012 that are current or less than 90 days past due discussed above.  The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages we apply to our non-performing loans are generally higher than the allowance coverage percentages applied to our performing loans.  In evaluating our allowance coverage percentages for non-

performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral.

When analyzing our asset quality trends and coverage ratios, consideration is given to the accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio.  Included in our non-performing loans are residential mortgage loans which are 180 days or more past due for which we update our estimates of collateral values annually.  If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge-off of the difference is recorded to reduce the loan to its estimated fair value less estimated selling costs.  Therefore, certain losses inherent in our non-performing residential mortgage loans are being recognized through a charge-off at 180 days of delinquency and annually thereafter.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  Therefore, when reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs is considered.  Non-performing loans included residential mortgage loans which were 180 days or more past due totaling $213.6 million, net of $66.7 million in charge-offs related to such loans, at September 30, 2013 and $242.0 million, net of $79.4 million in charge-offs related to such loans, at December 31, 2012.

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio.  We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time.  Our 2013 third quarter analysis of loss severity on residential mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO or a short sale) to the loan’s original principal balance, for the twelve months ended June 30, 2013, indicated an average loss severity of approximately 30%, compared to approximately 32% in our 2013 second quarter analysis and 33% in our 2013 first quarter and 2012 fourth quarter analyses.  Our analysis in the 2013 third quarter reviewed residential REO sales and short sales which occurred during the twelve months ended June 30, 2013 and included both full documentation and reduced documentation loans in a variety of states with varying years of origination.  Our 2013 third quarter analysis of charge-offs on multi-family and commercial real estate mortgage loans, generally related to sales of certain delinquent and non-performing loans transferred to held-for-sale and loans modified in a TDR, during the twelve months ended June 30, 2013 indicated an average loss severity of approximately 19%, unchanged from our 2013 second quarter analysis and a decline compared to 22% in our 2013 first quarter analysis and 31% in our 2012 fourth quarter analysis.  We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses.  However, the uniqueness of each multi-family and commercial real estate loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses.  The ratio of the allowance for loan losses to non-performing loans was approximately 41% at September 30, 2013, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses.

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

During the 2013 first quarter, total delinquencies decreased $14.7 million since December 31, 2012 and net loan charge-offs decreased compared to the 2012 fourth quarter.  The national unemployment rate was 7.6% for March 2013 and there were job gains for the quarter totaling 504,000 at the time of our analysis.  We continued to update our charge-off and loss analysis during the 2013 first quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased slightly compared to December 31, 2012 and totaled $144.3 million at March 31, 2013 which resulted in a provision for loan losses of $9.1 million for the 2013 first quarter.  During the 2013 second quarter, total delinquencies decreased $39.1 million since March 31, 2013, net loan charge-offs decreased compared to the 2013 first quarter, the national unemployment rate remained flat and job gains totaled 589,000 at the time of our analysis.  We continued to update our charge-off and loss analysis during the 2013 second quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased slightly compared to March 31, 2013 and totaled $143.9 million at June 30, 2013 which resulted in a provision for loan losses of $4.5 million for the 2013 second quarter and $13.7 million for the six months ended June 30, 2013.  During the 2013 third quarter, total delinquencies decreased $30.6 million since June 30, 2013.  The national unemployment rate decreased to 7.2% for September 2013 and there were job gains for the quarter totaling 430,000 at the time of our analysis.  Net loan charge-offs decreased for the 2013 third quarter compared to the 2013 second quarter.  We continued to update our charge-off and loss analysis during the 2013 third quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased slightly compared to June 30, 2013 and totaled $143.0 million at September 30, 2013 which resulted in a provision for loan losses of $2.5 million for the three months ended September 30, 2013 and $16.2 million for the nine months ended September 30, 2013.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, the levels and composition of loan delinquencies and non-performing loans, our loss history and our evaluation of the housing and real estate markets and the current economic environment.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at September 30, 2013 and December 31, 2012.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality” and Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements (Unaudited).”

Non-Interest Income

Non-interest income decreased $1.3 million to $15.3 million for the three months ended September 30, 2013, from $16.6 million for the three months ended September 30, 2012, primarily due to decreases in customer service fees and income from bank owned life insurance.  For the nine months ended September 30, 2013, non-interest income increased slightly to $52.2 million, compared to $51.6 million for the nine months ended September 30, 2012, as higher mortgage banking income, net, was substantially offset by lower customer fees, income from bank owned life insurance, gain on sale of securities and other loan fees.

Customer service fees decreased $937,000 to $9.6 million for the three months ended September 30, 2013, from $10.5 million for the three months ended September 30, 2012, and decreased $2.8 million to $27.7 million for the nine months ended September 30, 2013, from $30.5 million for the nine months ended September 30, 2012.  The lower levels of customer service fees in 2013 compared to 2012 primarily reflect declines in overdraft fees related to transaction accounts, coupled with declines in various other customer service fee revenues such as ATM fees, other checking charges, minimum balance fees and commissions on sales of insurance products.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, increased $5.0 million to $10.1 million for the nine months ended September 30, 2013, from $5.1 million for the nine months ended September 30, 2012, primarily due to recoveries recorded in the valuation allowance for the impairment of MSR for the nine months ended September 30, 2013, compared to provisions recorded for the nine months ended September 30, 2012.  The recoveries recorded in 2013 were primarily the result of a significant decrease in the estimated weighted average constant prepayment rate on mortgages and a corresponding increase in the estimated weighted average life of the servicing portfolio at September 30, 2013 compared to December 31, 2012 reflecting the increase in U.S. Treasury rates beginning in the latter part of the 2013 second quarter and continuing into the 2013 third quarter.

Income from bank owned life insurance decreased $474,000 to $2.0 million for the three months ended September 30, 2013, compared to $2.4 million for the three months ended September 30, 2012, and decreased $862,000 to $6.2 million for the nine months ended September 30, 2013, from $7.1 million for the nine months ended September 30, 2012, primarily due to a decrease in the crediting rate paid on our investment.  For the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, the decline in gain on sales of securities reflects a reduction in the volume of securities sold and the decline in other loan fees was primarily due to a decline in late payment charges related to our residential mortgage loan portfolio.

Non-Interest Expense

Non-interest expense decreased slightly to $72.5 million for the three months ended September 30, 2013, compared to $72.6 million for the three months ended September 30, 2012, primarily due to lower federal deposit insurance premium expense in 2013 and an extinguishment of debt expense recorded in the 2012 third quarter, the effects of which were substantially offset by increased compensation and benefits expense and other non-interest expense.  For the nine months ended September 30, 2013, non-interest expense decreased $8.4 million to $218.5 million, from $226.9 million for the nine months ended September 30, 2012.  This decline reflects lower federal deposit insurance premium expense, compensation and benefits expense and other non-interest expense, partially offset by increases in occupancy, equipment and systems expense and extinguishment of debt expense.  Our percentage of general and administrative expense to average assets, annualized, increased to 1.81% for the three months ended September 30, 2013, from 1.67% for the three months ended September 30, 2012, and increased to 1.80% for the nine months ended September 30, 2013, from 1.76% for the nine months ended September 30, 2012.  The increases in these ratios for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, primarily reflect the declines in average assets for the respective periods, partially offset by the decline in general administrative expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Compensation and benefits expense increased $3.1 million to $33.9 million for the three months ended September 30, 2013, from $30.8 million for the three months ended September 30, 2012, primarily due to increases in salaries and officer incentive accruals, ESOP expense and the employer matching contribution for the 401(k) incentive savings plan which began in 2013.  For the nine months ended September 30, 2013, compensation and benefits expense decreased $5.8 million to $99.3 million, from $105.1 million for the nine months ended September 30, 2012.  This reduction in compensation and benefits expense largely relates to the impact of the cost control initiatives implemented in the 2012 first quarter.  Compensation and benefits expense for the nine months ended September 30, 2012 included one-time net charges totaling $3.4 million associated with these initiatives.  As a result of plan amendments which were approved by our Board of Directors in the 2012 first quarter in conjunction with our overall cost control initiatives, the net periodic cost for our defined benefit pension plans decreased to $110,000 for the nine months ended September 30, 2013, compared to $6.0 million for the nine months ended September 30, 2012.  Also contributing to the decrease in compensation and benefits expense for the nine months ended September 30, 2013 was a $3.1 million reduction in the 2013 first quarter resulting from a revision in the accrual for compensated absences related to changes in certain compensation policies which became effective January 1, 2013.  Increases in salaries and officer incentive accruals and the employer matching 401(k) contribution in 2013 partially offset the aforementioned declines in compensation and benefits expense for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Occupancy, equipment and systems expense increased $3.7 million to $53.7 million for the nine months ended September 30, 2013, compared to $50.0 million for the nine months ended September 30, 2012, primarily due to a one-time charge of $2.5 million recorded in the 2013 first quarter to conform to a straight-line basis the rental expense on operating leases for certain branch locations, coupled with increases in equipment expenses, data processing charges and real estate taxes.

Federal deposit insurance premium expense decreased $3.3 million to $9.2 million for the three months ended September 30, 2013, compared to $12.5 million for the three months ended September 30, 2012, and decreased $7.2 million to $28.4 million for the nine months ended September 30, 2013, compared to $35.6 million for the nine months ended September 30, 2012, reflecting a reduction in both our assessment base and assessment rate.

Extinguishment of debt expense totaled $4.3 million for the nine months ended September 30, 2013 and $1.2 million for the nine months ended September 30, 2012.  The charge in 2013 was the result of the prepayment in whole of our Junior Subordinated Debentures in May 2013 using the proceeds from the issuance in March 2013 of our Series C Preferred Stock.  The charge in 2012 was the result of the prepayment of our 5.75% senior unsecured notes in September 2012 using the proceeds from the issuance in June 2012 of our 5.00% senior unsecured notes.

Other non-interest expense increased to $10.4 million for the three months ended September 30, 2013, compared to $9.6 million for the three months ended September 30, 2012, primarily due to an increase in REO related expenses, partially offset by declines in OCC assessments and other loan related expenses.  For the nine months ended September 30, 2013, other non-interest expense decreased $2.8 million to $26.7 million, compared to $29.5 million for the nine months ended September 30, 2012, primarily due to reductions in REO related expenses, OCC assessments and other loan related expenses.  REO related expenses increased to $3.4 million for the three months ended September 30, 2013, compared to $1.7 million for the three months ended September 30, 2012, primarily due to an increase in foreclosure related costs.  For the nine months ended September 30, 2013, REO related expenses declined to $5.5 million, compared to $6.4 million for the nine months ended September 30, 2012.

Income Tax Expense

For the three months ended September 30, 2013, income tax expense totaled $9.5 million, representing an effective tax rate of 36.0%, compared to $7.1 million for the three months ended September 30, 2012, representing an effective tax rate of 34.6%.  For the nine months ended September 30, 2013, income tax expense totaled $26.2 million, representing an effective tax rate of 36.1%, compared to $19.8 million for the nine months ended September 30, 2012, representing an effective tax rate of 35.4%.

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

The composition of our loan portfolio by property type has remained relatively consistent over the last several years.  However, as a result of our continuing efforts to reposition the asset mix of our balance sheet, our multi-family mortgage loans increased to represent 25% of our total loan portfolio at September 30, 2013, compared to 18% at December 31, 2012, and our commercial real estate loans increased to represent 7% of our total loan portfolio, compared to 6% at December 31, 2012.  In contrast, our residential mortgage loan portfolio decreased to represent 66% of our total loan portfolio at September 30, 2013, compared to 74% at December 31, 2012.  At September 30, 2013 and December 31, 2012, the remaining 2% of our total loan portfolio was comprised of consumer and other loans.

We continue to adhere to prudent underwriting standards.  We underwrite our residential mortgage loans primarily based upon our evaluation of the borrower’s ability to pay.  We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.  Additionally, we do not originate one-year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  In 2006, we began underwriting our residential interest-only hybrid ARM loans based on a fully amortizing loan (in effect, underwriting interest-only hybrid ARM loans as if they were amortizing hybrid ARM loans).  Prior to 2007, we would underwrite our residential interest-only hybrid ARM loans using the initial note rate, which may have been a discounted rate.  In 2007, we began underwriting our residential interest-only hybrid ARM loans at the higher of the fully indexed rate or the initial note rate.  In 2009, we began underwriting our residential interest-only and amortizing hybrid ARM loans at the higher of the fully indexed rate, the initial note rate or 6.00%.  During the 2010 second quarter, we reduced the underwriting interest rate floor from 6.00% to 5.00% to reflect the interest rate environment.  During the 2010 third quarter, we stopped offering interest-only loans.  Our reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans.  To a lesser extent, reduced documentation loans in our portfolio also include SISA (stated income, stated asset) loans.  During the 2007 fourth quarter, we stopped offering reduced documentation loans.

Full documentation loans comprised 90% of our total mortgage loan portfolio at September 30, 2013, compared to 89% at December 31, 2012, and comprised 85% of our residential mortgage loan portfolio at September 30, 2013, compared to 86% at December 31, 2012.  The following table provides further details on the composition of our residential mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At September 30, 2013		At December 31, 2012
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Residential mortgage loans:
Full documentation interest-only (1)	$1,525,837	18.39%	$2,001,396	20.61%
Full documentation amortizing	5,501,024	66.28	6,304,872	64.92
Reduced documentation interest-only (1)(2)	879,546	10.60	1,005,295	10.35
Reduced documentation amortizing (2)	392,111	4.73	399,663	4.12
Total residential mortgage loans	$8,298,518	100.00%	$9,711,226	100.00%

(1)         Interest-only loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  Includes interest-only hybrid ARM loans originated prior to 2007 which were underwritten at the initial note rate, which may have been a discounted rate, totaling $1.78 billion at September 30, 2013 and $2.18 billion at December 31, 2012.

(2)         Includes SISA loans totaling $201.0 million at September 30, 2013 and $222.7 million at December 31, 2012.

The market does not apply a uniform definition of what constitutes “subprime” lending.  Our reference to subprime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the Agencies in June 2007, which further references the “Expanded Guidance for Subprime Lending Programs,” or the Expanded Guidance, issued by the Agencies by press release in January 2001.  In the Expanded Guidance, the Agencies indicated that subprime lending does not refer to individual subprime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards.  The Agencies recognize that many prime loan portfolios will contain such accounts.  The Agencies also excluded prime loans that develop credit problems after acquisition and community development loans from the subprime arena.  According to the Expanded Guidance, subprime loans are other loans to borrowers which display one or more characteristics of reduced payment capacity.  Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all subprime borrowers and may not match all markets or institutions’ specific subprime definitions, are set forth, including having a credit (FICO) score of 660 or below.  However, we do not associate a particular FICO score with our definition of subprime loans.  Consistent with the guidance provided by the Agencies, we consider subprime loans to be loans to borrowers with a credit history containing one or more of the following at the time of origination: (1) bankruptcy within the last four years; (2) foreclosure within the last two years; or (3) two 30 day mortgage delinquencies in the last twelve months.  In addition, subprime loans generally display the risk layering of the following features: high debt-to-income ratio; low or no cash reserves; loan-to-value ratios over 90%; short-term interest-only periods or negative amortization loan products; or reduced or no documentation loans.  Our current underwriting standards would generally preclude us from originating loans to borrowers with a credit history containing a bankruptcy or a foreclosure within the last five years or two 30 day mortgage delinquencies in the last twelve months.  Based upon the definition and exclusions described above, we are a prime lender.  Within our portfolio of residential mortgage loans, we have loans to borrowers who had FICO scores of 660 or below at the time of origination. However, as a portfolio lender we underwrite our loans considering all credit criteria, as well as collateral value, and do not base our underwriting decisions solely on FICO scores.  Based on our underwriting criteria, particularly the average loan-to-value ratios at origination, we consider our loans to borrowers with FICO scores of 660 or below at origination to be prime loans.

At September 30, 2013, our residential mortgage loan portfolio totaled $8.30 billion, of which $860.1 million, or 10%, represented loans to borrowers with FICO scores of 660 or below.  Interest-only loans comprised 64% of the loans to borrowers with FICO scores of 660 or below and 36% were amortizing loans.  In addition, 59% of our loans to borrowers with FICO scores of 660 or below were full documentation loans and 41% were reduced documentation loans.  We believe the aforementioned loans, when originated, were amply collateralized and otherwise conformed to our prime lending standards and do not present a greater risk of loss or other asset quality risk relative to comparable loans in our portfolio to other borrowers with higher credit scores.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At September 30, 2013	At December 31, 2012
Non-performing loans (1):
Mortgage loans:
Residential	$318,418	$291,051
Multi-family	15,661	10,658
Commercial real estate (2)	10,668	6,869
Consumer and other loans	6,506	6,508
Total non-performing loans	351,253	315,086
REO, net (3)	34,983	28,523
Total non-performing assets	$386,236	$343,609
Non-performing loans to total loans	2.80%	2.38%
Non-performing loans to total assets	2.19	1.91
Non-performing assets to total assets	2.41	2.08
Allowance for loan losses to non-performing loans	40.71	46.18
Allowance for loan losses to total loans	1.14	1.10

(1)

Non-performing loans are comprised primarily of non-accrual loans. Non-performing loans at September 30, 2013 included loans modified in a TDR totaling $117.1 million, of which $84.0 million were less than 90 days past due including $74.6 million which were current. At December 31, 2012, non-performing loans included loans modified in a TDR totaling $32.8 million, of which $13.7 million were less than 90 days past due including $11.1 million which were current. Non-performing loans exclude loans which have been modified in a TDR and are accruing and performing in accordance with the restructured terms for a satisfactory period of time, generally six months. Restructured accruing loans totaled $90.7 million at September 30, 2013 and $98.7 million at December 31, 2012.

(2)

Includes mortgage loans delinquent 90 days or more as to their maturity date but not their interest due and still accruing interest totaling $55,000 at September 30, 2013 and $328,000 at December 31, 2012.

(3)	REO, all of which are residential properties, is net of a valuation allowance which totaled $477,000 at September 30, 2013 and $1.6 million at December 31, 2012.

Total non-performing assets increased $42.6 million to $386.2 million at September 30, 2013, from $343.6 million at December 31, 2012, reflecting an increase in non-performing loans, coupled with an increase in REO, net.  The ratio of non-performing assets to total assets was 2.41% at September 30, 2013, compared to 2.08% at December 31, 2012.  The ratio of non-performing loans to total loans was 2.80% at September 30, 2013, compared to 2.38% at December 31, 2012.  The increases in these ratios primarily reflect the change in non-performing loans, the most significant component of non-performing assets, which increased $36.2 million to $351.3 million at September 30, 2013, from $315.1 million at December 31, 2012.  Effective in the 2013 first quarter, in addition to bankruptcy loans placed on non-accrual status and reported as non-performing loans and as loans modified in a TDR as of December 31, 2012, we also included bankruptcy loans discharged prior to 2012 regardless of the delinquency status of the loans, as discussed further below, which resulted in an increase in non-performing loans at September 30, 2013 compared to December 31, 2012, even as loans 90 days or more past due continued to decline.  The increase in REO, net, at September 30, 2013 compared to December 31, 2012 primarily reflects an increase in the number of loans that shifted from non-performing delinquent loans to REO during the 2013 third quarter.

We may agree, in certain instances, to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR.  Bankruptcy loans are also reported as loans modified in a TDR, as relief granted by a court is also viewed as a concession to the borrower in the loan agreement.  Loans modified in a TDR are initially placed on non-accrual status regardless of their delinquency status.  Loans modified in a TDR which are included in non-accrual loans totaled $117.1 million at September 30, 2013 and $32.8 million at December 31, 2012, of which $84.0 million at September 30, 2013 and $13.7 million at December 31, 2012 were current or less than 90 days past due.  The increase in restructured non-accrual loans is primarily related to the aforementioned inclusion of bankruptcy loans discharged prior to 2012 effective in the 2013 first quarter.  Bankruptcy loans totaled $88.0 million at September 30, 2013, including $66.3 million which were discharged prior to 2012, and totaled $12.5 million at December 31, 2012.  Of the total bankruptcy loans, $64.3 million were current or less than 90 days past due at September 30, 2013, including $49.9 million which were discharged prior to 2012, and $5.7 million were current or less than 90 days past due at December 31, 2012.  Such loans which are current or less than 90 days past due continue to generate interest income on a cash basis as payments are received.  Loans modified in a TDR, other than bankruptcy loans, remain in non-accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms generally for a period of six months.  When such loans have complied with the terms of their restructure agreement for a satisfactory period of time, they are excluded from non-performing assets.  Restructured accruing loans totaled $90.7 million at September 30, 2013 and $98.7 million at December 31, 2012.  The decline in restructured accruing loans was primarily attributable to multi-family and commercial real estate loans that were repaid during 2013 and loans that were transferred to held-for-sale and sold during the 2013 first quarter.

We discontinue accruing interest on loans when they become 90 days delinquent as to their payment due date, at the time of restructure if the loan is deemed a TDR and certain other loans because of deterioration in financial or other conditions of the borrower.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and, presuming we deem the remaining recorded investment in the loan to be fully collectible, income is recognized only to the extent cash is received until a return to accrual status is warranted.  If all non-accrual loans at September 30, 2013 and 2012 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $12.5 million for the nine months ended September 30, 2013 and $13.1 million for the nine months ended September 30, 2012.  This compares to actual payments recorded as interest income, with respect to such loans, of $4.9 million for the nine months ended September 30, 2013 and $2.7 million for the nine months ended September 30, 2012.

We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  Included in loans held-for-sale, net, are delinquent and non-performing mortgage loans totaling $884,000 at September 30, 2013 and $3.9 million at December 31, 2012.  Such loans are excluded from non-performing loans, non-performing assets and related ratios.

In addition to non-performing loans, we had $171.0 million of potential problem loans at September 30, 2013, compared to $191.5 million at December 31, 2012.  Such loans include loans past due 60-89 days and accruing interest and certain other internally adversely classified loans.

Non-performing residential mortgage loans continue to include a greater concentration of reduced documentation loans as compared to the entire residential mortgage loan portfolio.  Reduced documentation loans represented only 15% of the residential mortgage loan portfolio, yet represented 49% of non-performing residential mortgage loans at September 30, 2013.  The following table provides further details on the composition of our non-performing residential mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At September 30, 2013		At December 31, 2012
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-performing residential mortgage loans:
Full documentation interest-only	$108,684	34.13%	$99,521	34.19%
Full documentation amortizing	52,541	16.50	44,326	15.23
Reduced documentation interest-only	124,524	39.11	113,482	38.99
Reduced documentation amortizing	32,669	10.26	33,722	11.59
Total non-performing residential mortgage loans (1)	$318,418	100.00%	$291,051	100.00%

(1)   Includes $73.7 million of loans less than 90 days past due at September 30, 2013, of which $65.0 million were current, and includes $10.4 million of loans less than 90 days past due at December 31, 2012, of which $7.8 million were current.

The following table provides details on the geographic composition of both our total and non-performing residential mortgage loans at September 30, 2013.

	Residential Mortgage Loans
	At September 30, 2013
(Dollars in Millions)	Total Loans	Percent of Total Loans	Total Non-Performing Loans (1)	Percent of Total Non-Performing Loans	Non-Performing Loans as Percent of State Totals
State:
New York	$2,455.5	29.6%	$51.7	16.2%	2.11%
Connecticut	860.0	10.4	36.0	11.3	4.19
Illinois	778.1	9.4	37.9	11.9	4.87
Massachusetts	690.6	8.3	13.1	4.1	1.90
New Jersey	600.1	7.2	60.2	18.9	10.03
Virginia	561.8	6.8	15.2	4.8	2.71
Maryland	506.8	6.1	40.6	12.8	8.01
California	501.6	6.0	26.6	8.4	5.30
Washington	227.3	2.7	3.2	1.0	1.41
Texas	207.7	2.5	—	—	—
All other states (2) (3)	909.0	11.0	33.9	10.6	3.73
Total	$8,298.5	100.0%	$318.4	100.0%	3.84%

(1)         Includes loans which were current or less than 90 days past due totaling $73.7 million.

(2)         Includes 25 states and Washington, D.C.

(3)         Includes Florida with $152.8 million total loans, of which $14.2 million were non-performing loans.

At September 30, 2013, the geographic composition of our multi-family and commercial real estate mortgage loan portfolio was 98% in the New York metropolitan area and 2% in various other states and the geographic composition of non-performing multi-family and commercial real estate mortgage loans was 93% in the New York metropolitan area, 6% in Pennsylvania and 1% in Massachusetts.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
At September 30, 2013:
Mortgage loans:
Residential	326	$93,315	80	$27,026	808	$244,691
Multi-family	23	9,991	7	1,811	17	11,037
Commercial real estate	—	—	4	1,961	3	1,153
Consumer and other loans	57	2,633	24	1,386	52	6,474
Total delinquent loans	406	$105,939	115	$32,184	880	$263,355
Delinquent loans to total loans		0.84%		0.26%		2.10%

At December 31, 2012:
Mortgage loans:
Residential	352	$108,280	101	$27,814	946	$280,671
Multi-family	39	21,743	14	5,382	13	7,359
Commercial real estate	10	13,536	6	3,126	6	6,869
Consumer and other loans	82	3,223	33	1,315	56	6,508
Total delinquent loans	483	$146,782	154	$37,637	1,021	$301,407
Delinquent loans to total loans		1.11%		0.28%		2.28%

Allowance for Loan Losses

The following table summarizes activity in the allowance for loan losses.

(In Thousands)	For the Nine Months Ended September 30, 2013
Balance at January 1, 2013	$145,501
Provision charged to operations	16,193
Charge-offs:
Residential	(20,332)
Multi-family	(3,637)
Commercial real estate	(2,313)
Consumer and other loans	(1,672)
Total charge-offs	(27,954)
Recoveries:
Residential	7,001
Multi-family	1,237
Commercial real estate	535
Consumer and other loans	487
Total recoveries	9,260
Net charge-offs (1)	(18,694)
Balance at September 30, 2013	$143,000

(1)         Includes net charge-offs of $4.3 million related to reduced documentation residential mortgage loans and $3.8 million related to certain delinquent and non-performing loans transferred to held-for-sale.

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2013 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The Gap Table includes $700.0 million of borrowings which are callable within one year and on a quarterly basis thereafter and $200.0 million of borrowings which are callable in 2015, all classified according to their maturity dates primarily in the more than three years to five years category; and $1.05 billion of borrowings which are callable in 2016 and 2017 classified according to their maturity dates in the more than five years category.  In addition, the Gap Table includes callable securities with an amortized cost of $186.8 million which are callable within one year and at various times thereafter classified according to their maturity dates in the more than five years category.  The classification of callable borrowings and securities according to their maturity dates is based on our experience with, and expectations of, the behavior of these types of instruments in the current interest rate environment.  As indicated in the Gap Table, our one-year interest rate sensitivity gap at September 30, 2013 was positive 5.53% compared to positive 13.23% at December 31, 2012.  The change in our one-year cumulative gap is primarily due to a decrease in the balances of mortgage loans and securities projected to mature or reprice within one year at September 30, 2013, compared to December 31, 2012, and reflects the decline in the levels of prepayments on our mortgage loan and mortgage-backed securities portfolios that is expected to result from the increase in long-term interest rates, the effects of which we began to experience near the end of the 2013 third quarter.

	At September 30, 2013
(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$4,219,762	$2,927,420	$3,728,360	$1,103,275	$11,978,817
Consumer and other loans (1)	205,989	16,485	14,476	689	237,639
Interest-earning cash accounts	110,120	—	—	—	110,120
Securities available-for-sale	73,279	70,967	91,683	183,182	419,111
Securities held-to-maturity	349,018	430,242	464,054	639,275	1,882,589
FHLB-NY stock	—	—	—	153,217	153,217
Total interest-earning assets	4,958,168	3,445,114	4,298,573	2,079,638	14,781,493
Net unamortized purchase premiums and deferred costs (2)	27,997	22,258	26,953	18,815	96,023
Net interest-earning assets (3)	4,986,165	3,467,372	4,325,526	2,098,453	14,877,516
Interest-bearing liabilities:
Savings	353,558	400,025	400,025	1,409,319	2,562,927
Money market	1,123,100	379,617	379,617	31,273	1,913,607
NOW and demand deposit	109,484	219,016	219,016	1,585,546	2,133,062
Certificates of deposit	1,453,690	1,749,253	247,835	—	3,450,778
Borrowings, net	1,060,472	848,944	1,049,612	1,150,000	4,109,028
Total interest-bearing liabilities	4,100,304	3,596,855	2,296,105	4,176,138	14,169,402
Interest rate sensitivity gap	885,861	(129,483)	2,029,421	(2,077,685)	$708,114
Cumulative interest rate sensitivity gap	$885,861	$756,378	$2,785,799	$708,114

Cumulative interest rate sensitivity gap as a percentage of total assets	5.53%	4.72%	17.39%	4.42%
Cumulative net interest-earning assets as a percentage of interest- bearing liabilities	121.60%	109.83%	127.88%	105.00%

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

We perform analyses of interest rate increases and decreases of up to 400 basis points (when reasonably practical) over various time horizons although changes in interest rates of 200 basis points over a one year horizon is a more common and reasonable scenario for analytical purposes.  Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning October 1, 2013 would decrease by approximately 2.32% from the base projection. At December 31, 2012, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2013 would have increased by approximately 6.16% from the base projection.  The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%.  However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning October 1, 2013 would decrease by approximately 3.11% from the base projection.  At December 31, 2012, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2013 would have decreased by approximately 5.27% from the base projection.  The down 100 basis point scenarios include some limitations as well since certain indices, yields and costs are already below 1.00%.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, although our net interest income sensitivity analyses may provide an indication of our interest rate risk exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from bank owned life insurance and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning October 1, 2013 would increase by approximately $3.5 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning October 1, 2013 would decrease by approximately $2.6 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and net interest income sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2012 Annual Report on Form 10-K.

ITEM 4.                  Controls and Procedures

Monte N. Redman, our President and Chief Executive Officer, and Frank E. Fusco, our Senior Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2013.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

City of New York Notice of Determination

By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies relate to our operation of two subsidiaries of Astoria Federal, Fidata and AF Mortgage.  We disagree with the assertion of the tax deficiencies.  Hearings in this matter were held before the NYC Tax Appeals Tribunal in March and April 2013.  The NYC Tax Appeals Tribunal is not expected to render a decision in this matter until the 2014 third quarter.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at September 30, 2013 with respect to this matter.

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

Automated Transactions LLC Litigation

In November 2009, an action entitled Automated Transactions LLC v. Astoria Financial Corporation and Astoria Federal Savings and Loan Association was commenced in the Southern District Court against us by Automated Transactions LLC, alleging patent infringement involving integrated banking and transaction machines, including ATMs that we utilize.  The plaintiff sought unspecified monetary damages and an injunction preventing us from continuing to utilize the allegedly infringing machines.  In March 2011, the Southern District Court dismissed all claims against Astoria Financial Corporation but denied our motion to dismiss the claims against Astoria Federal for alleged direct patent infringement.

In July 2012, we filed a motion for summary judgment for non-infringement based on a ruling by the U.S. Court of Appeals for the Federal District affirming the decision of the Delaware District Court to grant summary judgment in favor of a defendant in an action involving the same plaintiff making substantially similar allegations with respect to identical and substantially similar patents as those involved in the action against us.  In April 2013, the U.S. Judicial Panel on Multidistrict Litigation transferred this action to the Delaware District Court to be centralized with other cases involving the same plaintiff and common questions of fact.

We settled this litigation, and the case was dismissed with prejudice, pursuant to a stipulation and order of dismissal on September 19, 2013.  The settlement was not material to our financial condition or results of operations and will not result in any restrictions or alteration in the use of our ATMs.  We intend to continue to pursue our demands for indemnification from the manufacturer and from the transaction processor utilized with respect to the integrated banking machines.

ITEM 1A.                     Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2012 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors,” in our June 30, 2013 Quarterly Report on Form 10-Q.  There were no material changes in risk factors relevant to our operations since June 30, 2013.

ITEM 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At September 30, 2013, a maximum of 8,107,300 shares may yet be purchased under this plan.  However, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

ITEM 3.                  Defaults Upon Senior Securities

Not applicable.

ITEM 4.                  Mine Safety Disclosures

Not applicable.

ITEM 5.                  Other Information

Not applicable.

ITEM 6.                  Exhibits

See Index of Exhibits on page 82.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

Dated:	November 6, 2013	By:	/s/	Monte N. Redman
Monte N. Redman
President and Chief Executive Officer

Dated:	November 6, 2013	By:	/s/	Frank E. Fusco
Frank E. Fusco
Senior Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Dated:	November 6, 2013	By:	/s/	John F. Kennedy
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