Form 10-K
period 2013-12-31
ASTORIA FINANCIAL CORP
filed 2014-02-27
CIK 910322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number  001-11967

ASTORIA FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware		11-3170868
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

One Astoria Federal Plaza, Lake Success, New York	11042	(516) 327-3000
(Address of principal executive offices)	(Zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES         NO   X

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2013, based on the closing price for a share of the registrant’s Common Stock on that date as reported by the New York Stock Exchange, was $1.03 billion.

The number of shares of the registrant’s Common Stock outstanding as of February 14, 2014 was 99,265,306 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be utilized in connection with the Annual Meeting of Stockholders to be held on May 21, 2014 and any adjournment thereof, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2013, are incorporated by reference into Part  III.

ASTORIA FINANCIAL CORPORATION
2013 ANNUAL REPORT ON FORM 10-K

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

Our strategy to expand our position as a full service community bank is taking hold.  We remain committed to offering traditional retail deposit products and residential mortgage loans and continue to implement our strategies to grow other loan categories to diversify earning assets and to increase low cost savings, money market and NOW and demand deposits, or core deposits. These strategies include a greater level of participation in the multi-family and commercial real estate mortgage lending markets and, over time, expanding our array of business banking products and services, focusing on small and middle market businesses with an emphasis on attracting clients from larger competitors.  We continue to explore opportunities to selectively expand our physical presence, consisting presently of our branch network of 85 locations plus our dedicated business banking office opened during the 2013 third quarter in midtown Manhattan, into other prime locations in Manhattan and on Long Island from which to better serve and build our business banking relationships.

Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and the interest paid on our deposits and borrowings.  Our net income is also affected by our provision for loan losses, non-interest income, non-interest expense (general and administrative expense) and income tax expense.  Non-interest income includes customer service fees; other loan fees; net gain on sales of securities; mortgage banking income, net; income from bank owned life insurance, or BOLI; and other non-interest income.  General and administrative expense consists of compensation and benefits expense; occupancy, equipment and systems expense; federal deposit insurance premium expense; advertising expense; and other operating expenses.  Our earnings are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

In addition to Astoria Federal, Astoria Financial Corporation has one other wholly-owned subsidiary, AF Insurance Agency, Inc., which is consolidated with Astoria Financial Corporation for financial reporting purposes.  AF Insurance Agency, Inc. is a licensed life insurance agency that makes insurance products available primarily to the customers of Astoria Federal through contractual agreements with various third parties.  In addition to Astoria Federal and AF Insurance Agency, Inc., we had another subsidiary, Astoria Capital Trust I, which was not consolidated with Astoria Financial Corporation for financial reporting purposes.  On May 14, 2013, we filed a Certificate of Cancellation of Certificate of Trust of Astoria Capital Trust I with the Delaware Secretary of State.  See “Subsidiary Activities” for more information regarding Astoria Capital Trust I.

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

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans.  At December 31, 2013, 65% of our total loan portfolio was secured by residential properties and 33% was secured by multi-family properties and commercial real estate, compared to 74% secured by residential properties and 24% secured by multi-family properties and commercial real estate at December 31, 2012.  The remainder of the loan portfolio consists of a variety of consumer and other loans, including commercial and industrial loans originated through our business banking initiatives.  At December 31, 2013, our net loan portfolio totaled $12.30 billion, or 78% of total assets.

We originate multi-family and commercial real estate mortgage loans either through direct solicitation by our banking officers in New York or indirectly through commercial mortgage brokers. We originate residential mortgage loans either directly through our banking and loan production offices in New York or indirectly through brokers and our third party loan origination program.  Mortgage loan originations and purchases for portfolio totaled $2.55 billion for the year ended December 31, 2013 and $4.12 billion for the year ended December 31, 2012.  At December 31, 2013, $6.19 billion, or 51%, of our total mortgage loan portfolio was secured by properties located in New York and $5.96 billion, or 49%, of our total mortgage loan portfolio was secured by properties located in 34 other states and the District of Columbia.  Excluding New York, we have a concentration of greater than 5% of our total mortgage loan portfolio in four states:  7% in Connecticut, 6% in New Jersey, 6% in Illinois and 6% in Massachusetts.

We also originate mortgage loans for sale.  Generally, we originate fifteen and thirty year fixed rate residential mortgage loans that conform to GSE guidelines (conforming loans) for sale to various GSEs or other investors on a servicing released or retained basis.  The sale of such loans is generally arranged through a master commitment on a mandatory delivery or best efforts basis.  Originations of residential mortgage loans held-for-sale totaled $256.0 million in 2013 and $380.4 million in 2012, all of which were originated through our retail loan origination program.  Loans serviced for others totaled $1.50 billion at December 31, 2013.

We outsource the servicing of our residential mortgage loan portfolio, including our portfolio of mortgage loans serviced for other investors, to an unrelated third party under a sub-servicing agreement.

Residential Mortgage Lending

Our primary residential lending emphasis is on the origination and purchase of first mortgage loans secured by properties that serve as the primary residence of the owner.  To a much lesser degree, we have originated loans secured by non-owner occupied residential properties acquired as an investment by the borrower, although we discontinued originating such loans in January 2008.  We also originate a limited number of second home mortgage loans.  At December 31, 2013, residential mortgage loans totaled $8.04 billion, or 65% of our total loan portfolio, of which $6.32 billion, or 79%, were hybrid adjustable rate mortgage, or ARM, loans and $1.72 billion, or 21%, were fixed rate loans, of which 69% were fifteen year fixed rate mortgage loans.

Residential mortgage loan originations and purchases for portfolio totaled $996.0 million during 2013 and $2.51 billion during 2012.  Our residential retail loan origination program accounted for $416.6 million of portfolio originations during 2013 and $1.04 billion during 2012.  We also have a residential broker network covering four states, primarily along the East Coast.  Our residential broker loan origination program consists of relationships with mortgage brokers and accounted for $175.9 million of portfolio originations during 2013 and $540.0 million during 2012.  Our third party loan origination program includes relationships with other financial institutions and mortgage bankers covering nine states and the District of Columbia and accounted for residential portfolio purchases of $403.5 million during 2013 and $932.1 million during 2012.  We purchase individual mortgage loans through our third party loan origination program which are subject to the same underwriting standards as our retail and broker originations.  Our various loan origination programs provide efficient and diverse delivery channels for deployment of our cash flows. Additionally, our broker and third party loan origination programs provide geographic diversification, reducing our exposure to concentrations of credit risk.

We offer amortizing hybrid ARM loans with terms up to thirty years which initially have a fixed rate for five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period.  Prior to 2014, we also offered amortizing hybrid ARM loans with terms up to forty years and loans with initial fixed rate periods of three years.  Our amortizing hybrid ARM loans require the borrower to make principal and interest payments during the entire loan term.  Our portfolio of residential amortizing hybrid ARM loans totaled $4.10 billion, or 51% of our total residential mortgage loan portfolio, at December 31, 2013.  Prior to the 2010 fourth quarter, we offered interest-only hybrid ARM loans with terms of up to forty years, which have an initial fixed rate for five or seven years and convert into one year interest-only ARM loans at the end of the initial fixed rate period.  Our interest-only hybrid ARM loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  Our portfolio of residential interest-only hybrid ARM loans totaled $2.22 billion, or 28% of our total residential mortgage loan portfolio, at December 31, 2013.  We do not originate one year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.

Within our residential mortgage loan portfolio we have reduced documentation loan products, substantially all of which are hybrid ARM loans (interest-only and amortizing).  Reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans.  To a lesser extent, our portfolio of reduced documentation loans also includes SISA (stated income, stated asset) loans.  During the 2007 fourth quarter, we stopped offering reduced documentation loans.  Reduced documentation loans in our residential mortgage loan portfolio totaled $1.24 billion, or 15% of our total residential mortgage loan portfolio at December 31, 2013, and included $193.0 million of SISA loans.

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

Our current policy on owner-occupied, residential mortgage loans in New York, Connecticut and Massachusetts is to lend up to 80% of the lesser of the purchase price or appraised value of the property securing the loan for loan amounts up to $1.0 million and up to 75% for loan amounts over $1.0 million and not more than $1.5 million.  For select counties within New York, Connecticut and Massachusetts, our current policy is to lend up to 65% of the lesser of the purchase price or appraised value of the property securing the loan for loan amounts up to $2.0 million and up to 60% for loan amounts over $2.0 million and not more than $2.5 million.  In all other approved states, our current policy on owner-occupied, residential mortgage loans is to lend up to 80% of the lesser of the purchase price or appraised value of the property securing the loan for loan amounts up to $1.0 million and up to 70% for loan amounts over $1.0 million and not more than $1.5 million.  The exceptions to this policy are loans originated under our affordable housing program, which is consistent with our program for compliance with the Community Reinvestment Act, or CRA, loans originated under certain refinance programs offered only to existing qualified borrowers and loans originated for sale.  See “Regulation and Supervision – Community Reinvestment” for further discussion of the CRA.  Prior to the 2007 fourth quarter, our policy generally was to lend up to 80% of the appraised value of the property securing the loan and, for mortgage loans which had a loan-to-value ratio of greater than 80%, we required the mortgagor to obtain private mortgage insurance.  In addition, we offered a variety of proprietary products which allowed the borrower to obtain financing of up to 90% loan-to-value without private mortgage insurance, through a combination of a first mortgage loan with an 80% loan-to-value and a home equity line of credit for the additional 10%.  During the 2007 fourth quarter, we revised our policy on originations of owner-occupied, residential mortgage loans to discontinue lending amounts in excess of 80% of the appraised value of the property securing the loan and during the 2008 third quarter we revised our policy to discontinue lending amounts in excess of 75% of the appraised value of the property.  During 2010, we revised our policy to the current limits, with certain exceptions, as noted above.  We periodically review our loan product offerings and related underwriting and make changes as necessary in response to market conditions.

All of our hybrid ARM loans have annual and lifetime interest rate ceilings and floors.  Such loans have, at times, been offered with an initial interest rate which is less than the fully indexed rate for the loan at the time of origination, referred to as a discounted rate.  We determine the initial interest rate in accordance with market and competitive factors giving consideration to the spread over our funding sources in conjunction with our overall interest rate risk, or IRR, management strategies.  In 2006, to recognize the credit risks associated with interest-only hybrid ARM loans, we began underwriting such loans based on a fully amortizing loan (in effect underwriting interest-only hybrid ARM loans as if they were amortizing hybrid ARM loans).  Prior to 2007, we would underwrite our interest-only hybrid ARM loans using the initial note rate, which may have been a discounted rate.  In 2007, we began underwriting our interest-only hybrid ARM loans at the higher of the fully indexed rate or the initial note rate.  In 2009, we began underwriting our interest-only and amortizing hybrid ARM loans at the higher of the fully indexed rate, the initial note rate or 6.00%.  During the 2010 second quarter, we reduced the underwriting interest rate floor from 6.00% to 5.00% to reflect the interest rate environment.  We monitor credit risk on interest-only hybrid ARM loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner as we monitor credit risk on all interest-only hybrid ARM loans.  Our portfolio of residential interest-only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaled $1.66 billion, or 21% of our total residential mortgage loan portfolio, at December 31, 2013.

Effective January 10, 2014, we became subject to rules adding restrictions and requirements to mortgage origination and servicing practices.  Under the rules, “Qualified Mortgages” are mortgage loans that meet standards prohibiting or limiting certain high risk products and features.  Our current policy is to only originate mortgage loans that meet the requirements of a Qualified Mortgage.  See “Regulation and Supervision – Consumer Financial Protection Bureau Regulation of Mortgage Origination and Servicing.”

Multi-Family and Commercial Real Estate Lending

Our primary multi-family and commercial real estate lending emphasis is on the origination of mortgage loans on rent controlled and rent stabilized apartment buildings located in the greater New York metropolitan area, including the five boroughs of New York City, Nassau, Suffolk and Westchester counties in New York, and parts of New Jersey and Connecticut.  At December 31, 2013, multi-family mortgage loans totaled $3.30 billion, or 26% of our total loan portfolio, and commercial real estate loans totaled $813.0 million, or 7% of our total loan portfolio.  The multi-family and commercial real estate loans in our portfolio consist of both fixed rate and adjustable rate loans which were originated at prevailing market rates.  Multi-family and commercial real estate loans we currently offer are generally fixed rate, five to fifteen year term balloon loans amortized over fifteen to thirty years.  We also offer interest-only mortgage loans secured by multi-family cooperative properties to qualified borrowers, underwritten on an amortizing basis.  Interest-only loans represented less than 3% of our total multi-family and commercial real estate loan portfolio at December 31, 2013 and generally require interest-only payments for the term of the loan, which generally ranges from five to ten years, and typically provide for a balloon payment at maturity.  Included in our multi-family and commercial real estate loan portfolios are loans secured by multi-family cooperative properties and mixed use loans secured by properties which are intended for both residential and commercial use. Mixed use loans are classified as multi-family or commercial real estate based on the respective percentage of income from residential and commercial uses.

Our policy generally has been to originate multi-family and commercial real estate mortgage loans in the New York metropolitan area, which includes New York, New Jersey and Connecticut, although prior to 2008 we originated loans in various other states.  During 2009, due primarily to conditions in the real estate market and economic environment at that time, we suspended originations of multi-family and commercial real estate loans.  During the 2011 third quarter, we resumed originations of such loans in the New York metropolitan area. Our current strategies include greater participation in the multi-family and commercial real estate mortgage lending markets. Originations of multi-family and commercial real estate loans totaled $1.55 billion during the year ended December 31, 2013 and $1.61 billion during the year ended December 31, 2012.

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

The majority of the multi-family loans in our portfolio are secured by five to fifty-unit apartment buildings and mixed use properties (containing both residential and commercial uses).  Commercial real estate loans are typically secured by retail, office and mixed use properties (more commercial than residential uses).  The average balance of multi-family and commercial real estate loans originated during 2013 was $2.6 million.  At December 31, 2013, our single largest multi-family credit had an outstanding balance of $27.5 million, was current and was secured by a 123-unit apartment building with two retail units in Manhattan.  At December 31, 2013, the average balance of loans in our multi-family portfolio was approximately $1.7 million.  At December 31, 2013, our single largest commercial real estate credit had an outstanding principal balance of $14.9 million, was current and was secured by a building with 100% commercial tenancy in Manhattan.  At December 31, 2013, the average balance of loans in our commercial real estate portfolio was approximately $1.4 million.

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

Consumer and Other Loans

At December 31, 2013, $239.7 million, or 2%, of our total loan portfolio consisted of consumer and other loans, primarily home equity lines of credit.  Included in consumer and other loans were $30.8 million of commercial and industrial loans at December 31, 2013, primarily all of which were originated in 2013 and 2012.

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

As part of our strategy to diversify our earning assets, we have expanded our business banking operations. Business banking loans are comprised of commercial and industrial loans, which include working capital lines of credit, inventory and accounts receivable lines, equipment loans and other commercial loans. We focus on making commercial loans to small and medium-sized businesses in a wide variety of industries.  These loans are underwritten based upon the cash flow and earnings of the borrower and the value of the collateral securing such loans, if any.

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

Loan Portfolio Composition

The following table sets forth the composition of our loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans (gross):
Residential	$8,037,276	64.89%	$9,711,226	73.82%	$10,561,539	80.02%	$10,855,061	76.77%	$11,895,362	75.88%
Multi-family	3,296,455	26.61	2,406,678	18.29	1,693,871	12.84	2,203,014	15.58	2,582,657	16.48
Commercial real estate	812,966	6.56	773,916	5.88	659,706	5.00	771,654	5.46	866,804	5.53
Total mortgage loans	12,146,697	98.06	12,891,820	97.99	12,915,116	97.86	13,829,729	97.81	15,344,823	97.89
Consumer and other loans (gross):
Home equity	199,809	1.62	231,920	1.77	259,036	1.96	282,453	2.00	302,410	1.93
Other	39,872	0.32	32,174	0.24	23,408	0.18	26,887	0.19	27,608	0.18
Total consumer and other loans	239,681	1.94	264,094	2.01	282,444	2.14	309,340	2.19	330,018	2.11
Total loans (gross)	12,386,378	100.00%	13,155,914	100.00%	13,197,560	100.00%	14,139,069	100.00%	15,674,841	100.00%
Net unamortized premiums and deferred loan origination costs	55,688		68,058		77,044		83,978		105,881
Loans receivable	12,442,066		13,223,972		13,274,604		14,223,047		15,780,722
Allowance for loan losses	(139,000)		(145,501)		(157,185)		(201,499)		(194,049)
Loans receivable, net	$12,303,066		$13,078,471		$13,117,419		$14,021,548		$15,586,673

Loan Maturity, Repricing and Activity

The following table shows the contractual maturities of our loans receivable at December 31, 2013 and does not reflect the effect of prepayments or scheduled principal amortization.

	At December 31, 2013
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	Consumer and Other	Total
Amount due:
Within one year	$5,310	$36,096	$43,016	$26,104	$110,526
After one year:
Over one to three years	14,227	135,893	106,856	2,383	259,359
Over three to five years	27,074	985,289	259,659	7,652	1,279,674
Over five to ten years	139,371	1,631,900	312,931	852	2,085,054
Over ten to twenty years	1,845,280	467,892	81,259	54,525	2,448,956
Over twenty years	6,006,014	39,385	9,245	148,165	6,202,809
Total due after one year	8,031,966	3,260,359	769,950	213,577	12,275,852
Total amount due	$8,037,276	$3,296,455	$812,966	$239,681	$12,386,378
Net unamortized premiums and deferred loan origination costs					55,688
Allowance for loan losses					(139,000)
Loans receivable, net					$12,303,066

The following table sets forth at December 31, 2013, the dollar amount of our loans receivable contractually maturing after December 31, 2014, and whether such loans have fixed interest rates or adjustable interest rates.  Our interest-only and amortizing hybrid ARM loans are classified as adjustable rate loans.

	Maturing After December 31, 2014
(In Thousands)	Fixed	Adjustable	Total
Mortgage loans:
Residential	$1,719,955	$6,312,011	$8,031,966
Multi-family	2,907,480	352,879	3,260,359
Commercial real estate	517,885	252,065	769,950
Consumer and other loans	10,493	203,084	213,577
Total	$5,155,813	$7,120,039	$12,275,852

The following table sets forth our loan originations, purchases, sales and principal repayments for the periods indicated, including loans held-for-sale.

	For the Year Ended December 31,
(In Thousands)	2013	2012	2011
Mortgage loans (gross) (1):
Balance at beginning of year	$12,968,186	$12,947,588	$13,874,821
Originations:
Residential	848,607	1,958,318	2,563,247
Multi-family	1,319,837	1,329,880	198,875
Commercial real estate	233,330	280,879	5,100
Total originations	2,401,774	3,569,077	2,767,222
Purchases (2)	403,481	932,099	1,106,805
Principal repayments	(3,201,751)	(4,044,484)	(4,404,011)
Sales	(341,219)	(342,783)	(243,989)
Advances on construction loans in excess of originations	-	-	1,719
Transfer of loans to real estate owned	(51,333)	(43,249)	(75,193)
Net loans charged off	(25,006)	(50,062)	(79,786)
Balance at end of year	$12,154,132	$12,968,186	$12,947,588
Consumer and other loans (gross):
Balance at beginning of year	$264,094	$282,444	$309,340
Originations and advances	77,597	75,225	66,925
Principal repayments	(100,914)	(91,553)	(92,293)
Net loans charged off	(1,096)	(2,022)	(1,528)
Balance at end of year	$239,681	$264,094	$282,444

(1)         Includes loans classified as held-for-sale totaling $7.4 million at December 31, 2013, $76.4 million at December 31, 2012 and $32.5 million at December 31, 2011, exclusive of valuation allowances totaling $54,000 at December 31, 2013, $64,000 at December 31, 2012 and $63,000 at December 31, 2011.

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

We are impacted by both national and regional economic factors with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area.  Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging.  Interest rates have been at or near historic lows and we expect them to remain low for the near term.   Long-term interest rates moved higher during the latter part of the 2013 second quarter and into the remainder of 2013, with the ten-year U.S. Treasury rate increasing from 1.63% at May 1, 2013 to 3.03% at the end of December.  The national unemployment rate declined to 6.7% for December 2013 compared to 7.9% for December 2012, and new job growth, while remaining slow, has continued in 2013.  Softness persists in the housing and real estate markets, although the extent of such softness varies from region to region.  We believe market conditions remain favorable in the New York metropolitan area with respect to our multi-family mortgage loan origination activities.  We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.

Non-performing Assets

Non-performing assets include non-accrual loans, mortgage loans past due 90 days or more and still accruing interest and real estate owned, or REO.  Total non-performing assets increased $31.0 million to $374.6 million at December 31, 2013, from $343.6 million at December 31, 2012, reflecting an increase in non-performing loans, coupled with an increase in REO, net.  Non-performing loans, the most significant component of non-performing assets, increased $16.9 million to $332.0 million at December 31, 2013, compared to $315.1 million at December 31, 2012, even as loans delinquent 90 days or more past due continued to decline.  At December 31, 2012, non-performing loans included residential mortgage loans discharged in a Chapter 7 bankruptcy filing, or bankruptcy loans, during 2012, regardless of delinquency status of the loans.  Effective in the 2013 first quarter, non-performing loans also included bankruptcy loans which were discharged in years prior to 2012, regardless of the delinquency status of the loans, resulting in an increase in non-performing loans at December 31, 2013 compared to December 31, 2012.  The increase in REO, net, at December 31, 2013 compared to December 31, 2012 primarily reflects an increase in the number of loans that shifted from non-performing delinquent loans to REO through the completion of the foreclosure process in 2013, particularly in the latter half of 2013.  The ratio of non-performing assets to total assets increased to 2.37% at December 31, 2013, from 2.08% at December 31, 2012.  The ratio of non-performing loans to total loans increased to 2.67% at December 31, 2013, from 2.38% at December 31, 2012.  The allowance for loan losses as a percentage of total non-performing loans decreased to 41.87% at December 31, 2013, from 46.18% at December 31, 2012.  For further discussion of our non-performing assets, non-performing loans and the allowance for loan losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

We may agree, in certain instances, to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring, or TDR.  Modifications as a result of a TDR may include, but are not limited to, interest rate modifications, payment deferrals, restructuring of payments to interest-only from amortizing and/or extensions of maturity dates.  Modifications which result in insignificant payment delays and payment shortfalls are generally not classified as a TDR.  Pursuant to regulatory guidance issued in 2012, bankruptcy loans, in addition to being placed on non-accrual status and reported as non-performing loans, are also reported as loans modified in a TDR as relief granted by a court is also viewed as a concession to the borrower in the loan agreement.  Loans modified in a TDR are individually classified as impaired and are initially placed on non-accrual status regardless of their delinquency status.  Loans modified in a TDR which are included in non-accrual loans totaled $109.8 million at December 31, 2013 and $32.8 million at December 31, 2012, of which $79.4 million at December 31, 2013 and $13.7 million at December 31, 2012 were current or less than 90 days past due.  The increase in restructured non-accrual loans is primarily related to the aforementioned inclusion, effective in the 2013 first quarter, of bankruptcy loans which were discharged prior to 2012.  Bankruptcy loans included in non-accrual loans totaled $83.2 million at December 31, 2013, including $65.1 million which were discharged prior to 2012, and totaled $12.5 million at December 31, 2012.  Of the total bankruptcy loans included in non-accrual loans, $61.0 million were current or less than 90 days past due at December 31, 2013, including $51.1 million which were discharged prior to 2012, and $5.7 million were current or less than 90 days past due at December 31, 2012.  Such loans continue to generate interest income on a cash basis as payments are received.  Loans modified in a TDR remain in non-accrual status until we determine that future collection of principal and interest is reasonably assured.  Where we have agreed to modify the contractual terms of a borrower’s loan, we require the borrower to demonstrate performance according to the restructured terms, generally for a period of six months, prior to returning the loan to accrual status.  Loans modified in a TDR which have been returned to accrual status are excluded from non-performing loans.  Restructured accruing loans totaled $100.5 million at December 31, 2013 and $98.7 million at December 31, 2012.  For further detail on loans modified in a TDR, see Note 1 and Note 5 in Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

We discontinue accruing interest on loans when they become 90 days past due as to their payment due date and at the time a loan is deemed a TDR.  We may also discontinue accruing interest on certain other loans because of deterioration in financial or other conditions of the borrower.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and, presuming we deem the remaining recorded investment in the loan to be fully collectible, income is recognized only to the extent cash is received until a return to accrual status is warranted.  In some circumstances, we may continue to accrue interest on mortgage loans past due 90 days or more, primarily as to their maturity date but not their interest due.  In other cases, we may defer recognition of income until the principal balance has been recovered.

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

We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  During the year ended December 31, 2013, we sold $19.4 million, net of charge-offs of $5.2 million, of delinquent and non-performing mortgage loans, primarily multi-family and commercial real estate loans.  Included in loans held-for-sale, net, are delinquent and non-performing mortgage loans totaling $791,000 at December 31, 2013 and $3.9 million at December 31, 2012, substantially all of which were multi-family mortgage loans.  Such loans are excluded from non-performing loans, non-performing assets and related ratios.

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is initially recorded at the lower of cost or fair value, less estimated selling costs.  Write-downs required at the time of acquisition are charged to the allowance for loan losses.  Thereafter, we maintain a valuation allowance, representing decreases in the properties’ estimated fair value, through charges to earnings.  Such charges are included in other non-interest expense along with any additional property maintenance and protection expenses incurred in owning the property.  Fair value is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions.  At December 31, 2013 we held 169 properties in REO totaling $42.6 million, net of a valuation allowance of $834,000, and at December 31, 2012 we held 108 properties in REO totaling $28.5 million, net of a valuation allowance of $1.6 million, all of which were residential properties.

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

Impaired Loans

We evaluate loans individually for impairment in connection with our individual loan review and asset classification process.  In addition, residential mortgage loans are individually evaluated for impairment at 180 days past due and earlier in certain instances, including for loans to borrowers who have filed for bankruptcy, and, to the extent the loans remain delinquent, annually thereafter.

A loan is considered impaired when, based upon current information and events, it is probable we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  When an impairment analysis indicates the need for a specific allocation of the allowance on an individual loan, such allocation would be established sufficient to cover probable incurred losses at the evaluation date based on the facts and circumstances of the loan.  When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged-off against the allowance for loan losses.  For loans individually classified as impaired, the portion of the recorded investment in the loan in excess of the present value of the discounted cash flows of a modified loan or, for collateral dependent loans, the portion of the recorded investment in the loan in excess of the estimated fair value of the underlying collateral less estimated selling costs, is charged-off.

Impaired loans totaled $363.0 million, net of their related allowance for loan losses of $21.5 million, at December 31, 2013 and $341.9 million, net of their related allowance for loan losses of $5.0 million, at December 31, 2012.  Interest income recognized on impaired loans amounted to $12.2 million for the year ended December 31, 2013.  For further detail on our impaired loans, see Note 1 and Note 5 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Allowance for Loan Losses

For a discussion of our accounting policy related to the allowance for loan losses, see “Critical Accounting Policies – Allowance for Loan Losses” in Item 7, “MD&A.”

In addition to the requirements of U.S. generally accepted accounting principles, or GAAP, related to loss contingencies, a federally chartered savings association’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC.  The OCC, in conjunction with the other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate valuation allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances.  It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the federal regulatory agencies.  While we believe that the allowance for loan losses has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ substantially from the conditions used in making our estimates at December 31, 2013.  In addition, there can be no assurance that the OCC or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not request that we alter our allowance for loan losses, thereby affecting our financial condition and earnings.

Investment Activities

General

Our investment policy is designed to complement our lending activities, generate a favorable return within established risk guidelines which limit interest rate and credit risk, assist in the management of IRR and provide a source of liquidity.  In establishing our investment strategies, we consider our business plans, the economic environment, our interest rate sensitivity position, the types of securities held and other factors.  At December 31, 2013, our securities portfolio totaled $2.25 billion, or 14% of total assets.

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

In December 2013, the OCC, the Federal Deposit Insurance Corporation, or FDIC, the FRB, the SEC and the Commodity Futures Trading Commission, or CFTC, released final rules to implement Section 619 of the Reform Act, commonly known as the “Volcker Rule.”  The Volcker Rule, among other things, prohibits banking entities from engaging in proprietary trading and from sponsoring, having an ownership interest in or having certain relationships with a hedge fund or private equity fund, subject to certain exemptions.  At December 31, 2013, we were not engaged in any activities and we did not have any ownership interests in any funds that are not permitted under the Volcker Rule.  See “Regulation and Supervision – Business Activities.”

Securities

Our securities portfolio is comprised primarily of residential mortgage-backed securities.  At December 31, 2013, our mortgage-backed securities totaled $2.07 billion, or 92% of total securities, of which $1.77 billion, or 79% of total securities, were REMIC and CMO securities.  Substantially all of our REMIC and CMO securities had fixed interest rates and were guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae as issuer.  The balance of this portfolio is comprised of privately issued securities, substantially all of which are investment grade securities.  In addition to our REMIC and CMO securities, at December 31, 2013, we had $299.4 million, or 13% of total securities, in mortgage-backed pass-through certificates guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae.  These securities provide liquidity, collateral for borrowings and minimal credit risk while providing appropriate returns and are an attractive alternative to other investments due to the wide variety of maturity and repayment options available.

Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees that reduce credit risk and structured enhancements that reduce IRR.  However, mortgage-backed securities are more liquid than individual mortgage loans and more easily used to collateralize our borrowings.   In general, our mortgage-backed securities are weighted at no more than 20% for regulatory risk-based capital purposes, compared to the 50% risk weighting assigned to most non-securitized non-delinquent residential mortgage loans.  While our mortgage-backed securities carry a reduced credit risk compared to our whole loans, they, along with whole loans, remain subject to the risk of a fluctuating interest rate environment.  Changes in interest rates affect both the prepayment rate and estimated fair value of mortgage-backed securities and mortgage loans.

In addition to mortgage-backed securities, at December 31, 2013, we had $179.9 million of other securities, substantially all of which are obligations of GSEs which, by their terms, may be called by the issuer, typically after the passage of a fixed period of time.  At December 31, 2013, the amortized cost of callable securities totaled $186.8 million.  No securities were called during the year ended December 31, 2013.

At December 31, 2013, our securities available-for-sale totaled $401.7 million and our securities held-to-maturity totaled $1.85 billion.  For further discussion of our securities portfolio, see Item 7, “MD&A,” Note 1 and Note 3 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” and the tables that follow.

As a member of the Federal Home Loan Bank, or FHLB, of New York, or FHLB-NY, Astoria Federal is required to maintain a specified investment in the capital stock of the FHLB-NY. See “Regulation and Supervision – Federal Home Loan Bank System.”

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

	At December 31,
	2013		2012		2011
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$286,074	71.22%	$204,827	60.91%	$298,620	86.76%
Non-GSE issuance REMICs and CMOs	7,572	1.89	11,219	3.34	15,795	4.59
GSE pass-through certificates	16,888	4.20	21,375	6.35	25,192	7.32
Obligations of GSEs	91,153	22.69	98,879	29.40	-	-
Freddie Mac and Fannie Mae stock	3	-	-	-	4,580	1.33
Total securities available-for-sale	$401,690	100.00%	$336,300	100.00%	$344,187	100.00%
Securities held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,474,506	79.73%	$1,693,437	99.60%	$2,054,380	96.41%
Non-GSE issuance REMICs and CMOs	3,833	0.21	5,791	0.34	15,105	0.71
GSE pass-through certificates	282,473	15.27	257	0.02	475	0.02
Obligations of U.S. government and GSEs	88,128	4.76	-	-	57,868	2.72
Obligations of states and political subdivisions	-	-	-	-	2,976	0.14
Other	586	0.03	656	0.04	-	-
Total securities held-to-maturity	$1,849,526	100.00%	$1,700,141	100.00%	$2,130,804	100.00%

The following table sets forth certain information regarding the amortized costs, estimated fair values, weighted average yields and contractual maturities of our FHLB-NY stock, securities available-for-sale and securities held-to-maturity at December 31, 2013 and does not reflect the effect of prepayments or scheduled principal amortization on our REMICs, CMOs and pass-through certificates or the effect of callable features on our obligations of GSEs.

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total Securities
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
FHLB-NY stock (1)(2)	$-	-%	$-	-%	$-	-%	$152,207	4.00%	$152,207	$152,207	4.00%
Securities available-for-sale:
REMICs and CMOs:
GSE issuance	$-	-%	$2,877	4.25%	$15,841	3.98%	$273,413	2.34%	$292,131	$286,074	2.45%
Non-GSE issuance	-	-	7,294	3.32	211	2.41	11	1.28	7,516	7,572	3.29
GSE pass-through certificates	397	6.78	1,344	6.96	2,596	2.19	11,783	2.41	16,120	16,888	2.86
Obligations of GSEs (3)	-	-	-	-	98,675	2.26	-	-	98,675	91,153	2.26
Fannie Mae stock (1)(4)	-	-	-	-	-	-	15	-	15	3	-
Total securities available-for-sale	$397	6.78%	$11,515	3.98%	$117,323	2.49%	$285,222	2.34%	$414,457	$401,690	2.43%
Securities held-to-maturity:
REMICs and CMOs:
GSE issuance	$-	-%	$5,362	4.50%	$33,243	3.53%	$1,435,901	2.39%	$1,474,506	$1,453,458	2.42%
Non-GSE issuance	-	-	3,430	4.93	-	-	403	4.75	3,833	3,884	4.91
GSE pass-through certificates	-	-	84	8.59	29	9.55	282,360	2.21	282,473	272,469	2.21
Obligations of GSEs (3)	-	-	-	-	88,128	2.44	-	-	88,128	80,725	2.44
Other	-	-	-	-	586	7.25	-	-	586	586	7.25
Total securities held-to-maturity	$-	-%	$8,876	4.70%	$121,986	2.76%	$1,718,664	2.36%	$1,849,526	$1,811,122	2.40%

(1)          Equity securities have no stated maturities and are therefore classified in the over ten years category.

(2)          The carrying amount of FHLB-NY stock equals cost.  The weighted average yield represents the 2013 third quarter annualized dividend rate declared by the FHLB-NY in November 2013.

(3)          Callable in 2014 and various times thereafter.

(4)          The weighted average yield of Fannie Mae stock reflects the Federal Housing Finance Agency decision to suspend dividend payments indefinitely.

The following table sets forth the aggregate amortized cost and estimated fair value of our securities where the aggregate amortized cost of securities from a single issuer exceeds ten percent of our stockholders’ equity at December 31, 2013.

	Amortized	Estimated
(In Thousands)	Cost	Fair Value
Fannie Mae	$1,182,381	$1,145,231
Freddie Mac	859,321	850,885
FHLB (1)	233,114	226,435

(1)    Includes FHLB-NY stock.

Sources of Funds

General

Our primary source of funds is the cash flow provided by our investing activities, including principal and interest payments on loans and securities.  Our other sources of funds are provided by operating activities (primarily net income) and financing activities, including deposits and borrowings.

Deposits

We offer a variety of deposit accounts with a range of interest rates and terms.  We presently offer passbook and statement savings accounts, money market accounts, NOW and demand deposit (checking) accounts and certificates of deposit.  At December 31, 2013, our deposits totaled $9.86 billion.  Of the total deposit balance, $1.15 billion, or 12%, represent Individual Retirement Accounts.  We held no brokered deposits at December 31, 2013.

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

Core deposits represented 67% of total deposits at December 31, 2013.  Our deposit growth strategy includes expanding our business banking sales force and expanding our branch network into other locations on Long Island and opening branches in Manhattan.  We are focusing on small and middle market businesses within our market area in order to further increase core deposits.  Total deposits included $650.1 million of business deposits at December 31, 2013, an increase of 32% since December 31, 2012, substantially all of which were core deposits, reflecting the expansion of our business banking operations, a component of the strategic shift in our balance sheet.

For further discussion of our deposits, see Item 7, “MD&A,” Note 7 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” and the tables that follow.

The following table presents our deposit activity for the periods indicated.

	For the Year Ended December 31,
(Dollars in Thousands)	2013	2012	2011
Opening balance	$10,443,958	$11,245,614	$11,599,000
Net withdrawals	(651,265)	(899,677)	(491,435)
Interest credited	62,617	98,021	138,049
Ending balance	$9,855,310	$10,443,958	$11,245,614
Net decrease	$(588,648)	$(801,656)	$(353,386)
Percentage decrease	(5.64)%	(7.13)%	(3.05)%

The following table sets forth the maturity periods of our certificates of deposit in amounts of $100,000 or more at December 31, 2013.

(In Thousands)	Amount
Within three months	$201,567
Three to six months	66,253
Six to twelve months	158,034
Over twelve months	638,298
Total	$1,064,152

The following table sets forth the distribution of our average deposit balances for the periods indicated and the weighted average interest rates for each category of deposit presented.

	For the Year Ended December 31,
	2013			2012			2011
(Dollars in Thousands)	Average Balance	Percent of Total	Weighted Average Rate	Average Balance	Percent of Total	Weighted Average Rate	Average Balance	Percent of Total	Weighted Average Rate
Savings	$2,659,433	26.13%	0.05%	$2,818,440	26.17%	0.16%	$2,762,155	24.36%	0.35%
Money market	1,824,729	17.93	0.31	1,318,943	12.24	0.68	616,048	5.44	0.74
NOW	1,221,094	12.00	0.06	1,150,805	10.68	0.08	1,095,396	9.67	0.11
Non-interest bearing NOW and demand deposit	873,151	8.58	-	782,351	7.26	-	703,323	6.21	-
Total	6,578,407	64.64	0.12	6,070,539	56.35	0.24	5,176,922	45.68	0.30
Certificates of deposit (1):
Within one year	705,385	6.93	0.07	1,007,105	9.35	0.19	1,624,587	14.33	0.49
One to three years	1,199,758	11.79	0.96	1,796,775	16.68	1.53	2,439,288	21.53	2.03
Three to five years	1,677,391	16.48	2.56	1,849,689	17.17	2.92	1,904,860	16.81	3.34
Over five years	516	0.01	1.74	265	-	2.26	119	-	2.52
Jumbo	15,247	0.15	0.16	48,859	0.45	0.75	187,294	1.65	0.87
Total	3,598,297	35.36	1.53	4,702,693	43.65	1.78	6,156,148	54.32	1.99
Total deposits	$10,176,704	100.00%	0.62%	$10,773,232	100.00%	0.91%	$11,333,070	100.00%	1.22%

(1)  Terms indicated are original, not term remaining to maturity.

The following table presents, by rate categories, the remaining periods to maturity of our certificates of deposit outstanding at December 31, 2013 and the balances of our certificates of deposit outstanding at December 31, 2013, 2012 and 2011.

	Period to maturity from December 31, 2013				At December 31,
(In Thousands)	Within one year	One to two years	Two to three years	Over three years	2013	2012	2011
Certificates of deposit rate categories:
0.49% or less	$737,359	$159,038	$42,124	$10,792	$949,313	$1,154,369	$890,956
0.50% to 0.99%	76,102	4,784	7,071	28,568	116,525	140,505	713,349
1.00% to 1.99%	406,510	320,117	85,326	212,231	1,024,184	1,190,464	963,326
2.00% to 2.99%	38,732	188,066	328,219	446	555,463	656,193	1,749,941
3.00% to 3.99%	217,939	427,684	157	338	646,118	695,090	863,415
4.00% and over	34	160	-	-	194	123,750	338,020
Total	$1,476,676	$1,099,849	$462,897	$252,375	$3,291,797	$3,960,371	$5,519,007

Borrowings

Borrowings are used as a complement to deposit gathering as a funding source for asset growth and are an integral part of our IRR management strategy.  We utilize federal funds purchased and we enter into reverse repurchase agreements (securities sold under agreements to repurchase) with approved securities dealers and the FHLB-NY.  Reverse repurchase agreements are accounted for as borrowings and are secured by the securities sold under the agreements.  We also obtain overnight and term advances from the FHLB-NY.  At December 31, 2013, FHLB-NY advances totaled $2.45 billion, or 59% of total borrowings.  Such advances are generally secured by a blanket lien against, among other things, our residential mortgage loan portfolio and our investment in FHLB-NY stock.  The maximum amount that the FHLB-NY will advance, for purposes other than for meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY.  See “Regulation and Supervision – Federal Home Loan Bank System.”  Occasionally, we will obtain funds through the issuance of unsecured debt obligations.  These obligations are classified as other borrowings in our consolidated statements of financial condition.  At December 31, 2013, borrowings totaled $4.14 billion.

Included in our borrowings are various obligations which, by their terms, may be called by the counterparty.  At December 31, 2013, we had $1.95 billion of callable borrowings.  At December 31, 2013, $700.0 million of these borrowings were contractually callable by the counterparty within three months and on a quarterly basis thereafter.  We believe the potential for these borrowings to be called does not present a liquidity concern as they have above current market coupons and, as such, are not likely to be called absent a significant increase in market interest rates.  In addition, to the extent such borrowings were to be called, we believe we can readily obtain replacement funding, although such funding may be at higher rates.  Of the remaining $1.25 billion of callable borrowings at December 31, 2013, $200.0 million are contractually callable by the counterparty in 2015, $100.0 million are contractually callable by the counterparty in 2016 and $950.0 million are contractually callable by the counterparty in 2017.

For further information regarding our borrowings, including our borrowings outstanding, average borrowings, maximum borrowings and weighted average interest rates at and for each of the years ended December 31, 2013, 2012 and 2011, see Item 7, “MD&A” and Note 8 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Market Area and Competition

Astoria Federal has been, and continues to be, a community-oriented federally chartered savings association offering a variety of financial services to meet the needs of the communities it serves.  Our retail banking network includes multiple delivery channels including full service banking offices, automated teller machines, or ATMs, and telephone, internet and mobile banking capabilities.  We consider our strong retail banking network, together with our reputation for financial strength and customer service, as well as our competitive pricing, as our major strengths in attracting and retaining customers in our market areas.  Our business banking expansion initiatives, which continued throughout  2013, are generating new core relationships within the communities we serve and deepening our existing relationships.

Astoria Federal’s deposit gathering sources are primarily concentrated in the communities surrounding Astoria Federal’s banking offices in Queens, Kings (Brooklyn), Nassau, Suffolk and Westchester counties of New York.  Astoria Federal ranked seventh in deposit market share, with a 5.2% market share, in the Long Island market, which includes the counties of Queens, Kings, Nassau and Suffolk, based on the annual FDIC “Summary of Deposits - Market Share Report” dated June 30, 2013.

Astoria Federal originates multi-family and commercial real estate loans, primarily on rent controlled and rent stabilized apartment buildings located in the greater New York metropolitan area and originates residential mortgage loans through its banking and loan production offices in New York, through a broker network covering four states, primarily along the East Coast, and through a third party loan origination program covering nine states and the District of Columbia.  Our various loan origination programs provide efficient and diverse delivery channels for deployment of our cash flows.  Additionally, our broker and third party residential loan origination programs provide geographic diversification, reducing our exposure to concentrations of credit risk.

The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger and have greater financial resources than we have.  Our competition for loans, both locally and nationally, comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies and credit unions.  Additionally, since the onset of the financial crisis, we have faced increased competition as a result of the U.S. government’s intervention in the mortgage and credit markets, particularly from the government’s purchase of U.S. Treasury and mortgage-backed securities and the expansion of loan amount limits that conform to GSE guidelines, or the expanded conforming loan limits.  This has resulted in a narrowing of mortgage spreads, lower yields and accelerated mortgage prepayments.  We have expanded our multi-family and commercial real estate lending operations and continue to expand our business banking operations.  These business lines are also being aggressively pursued by a number of competitors, both large and small.  Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions.  We also face competition for deposits from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies.

Subsidiary Activities

We have two direct wholly-owned subsidiaries, Astoria Federal and AF Insurance Agency, Inc., which are reported on a consolidated basis.  AF Insurance Agency, Inc. is a licensed life insurance agency which, through contractual agreements with various third parties, makes insurance products available primarily to the customers of Astoria Federal.

In addition to Astoria Federal and AF Insurance Agency, Inc., we had another subsidiary, Astoria Capital Trust I, which was not consolidated with Astoria Financial Corporation for financial reporting purposes.  On May 14, 2013, we filed a Certificate of Cancellation of Certificate of Trust of Astoria Capital Trust I with the Delaware Secretary of State.  See Note 8 in Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for further discussion of Astoria Capital Trust I.

At December 31, 2013, the following were wholly-owned subsidiaries of Astoria Federal and are reported on a consolidated basis.

AF Agency, Inc. was formed in 1990 and makes various annuity products available primarily to the customers of Astoria Federal through an unaffiliated third party vendor.  Astoria Federal is reimbursed for expenses it incurs on behalf of AF Agency, Inc.  Fees generated by AF Agency, Inc. totaled $2.1 million for the year ended December 31, 2013.

Astoria Federal Mortgage Corp., or AF Mortgage, is an operating subsidiary through which Astoria Federal engages in lending activities primarily outside the State of New York through our third party loan origination program.

Astoria Federal Savings and Loan Association Revocable Grantor Trust was formed in November 2000 in connection with the establishment of a BOLI program by Astoria Federal.  Premiums paid to purchase BOLI in 2000 and 2002 totaled $350.0 million.  The carrying amount of our investment in BOLI was $423.4 million, or 3% of total assets, at December 31, 2013.  See Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of BOLI.

Fidata Service Corp., or Fidata, was incorporated in the State of New York in November 1982. Fidata qualifies as a Connecticut passive investment company and for alternative tax treatment under Article 9A of the New York State Tax Law.  Fidata maintains offices in Norwalk, Connecticut and invests in loans secured by real property which qualify as intangible investments permitted to be held by a Connecticut passive investment company.  Fidata held mortgage loans totaling $4.03 billion at December 31, 2013.

Marcus I Inc. was incorporated in the State of New York in April 2006 and was formed to serve as assignee of certain loans in default and REO properties.  Marcus I Inc. assets were not material to our financial condition at December 31, 2013.

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

Personnel

As of December 31, 2013, we had 1,476 full-time employees and 127 part-time employees, or 1,540 full time equivalents.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Regulation and Supervision

General

Astoria Federal is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, by the FDIC, as its deposit insurer, and by the CFPB.  We, as a unitary savings and loan holding company, are regulated, examined and supervised by the FRB and are subject to FRB reporting requirements.  Astoria Federal is a member of the FHLB-NY and its deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund, or DIF.  Astoria Federal must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other financial institutions.  The OCC periodically performs safety and soundness examinations of Astoria

Federal and tests its compliance with various regulatory requirements. The FDIC reserves the right to do so as well. The OCC has primary enforcement responsibility over Astoria Federal and has substantial discretion to impose enforcement actions if Astoria Federal fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements.  In addition, the FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular federally chartered savings association and, if action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances.

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

Regulatory Reform Legislation

In July 2010, President Obama signed into law the Reform Act, which was intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.  As a result of the Reform Act, on July 21, 2011, the Office of Thrift Supervision, or OTS, our previous primary federal regulator, was merged into the OCC, which has taken over the regulation of all federal savings associations, such as Astoria Federal. The FRB acquired the OTS’ authority over all savings and loan holding companies, such as Astoria Financial Corporation.

The Reform Act also created the CFPB which is authorized to supervise certain consumer financial services companies and insured depository institutions with more than $10 billion in total assets, such as Astoria Federal, for consumer protection purposes.  The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial protection laws and regulations by institutions under its supervision and is authorized to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations.  Investigations may be conducted jointly with the federal bank regulatory agencies, or the Agencies, and the CFPB may bring an administrative enforcement proceeding or civil action in Federal district court.  As an independent bureau within the FRB, the CFPB may impose requirements more severe than the previous bank regulatory agencies.

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

Consumer Financial Protection Bureau Regulation of Mortgage Origination and Servicing

In July 2011, the CFPB took over rulemaking responsibility for the federal consumer financial protection laws, such as the Real Estate Settlement Procedures Act, or Regulation X, and the Truth in Lending Act, or Regulation Z, among others.  In January 2013, the CFPB issued a series of final rules, described below, related to mortgage loan origination and mortgage loan servicing, which went into effect on January 10, 2014.  Compliance with these rules has increased our overall regulatory compliance costs, which are included in non-interest expense.

Ability to Repay Rules.  The CFPB adopted final rules, referred to as the “Ability to Repay Rules,” that (1) prohibit creditors, such as Astoria Federal, from extending mortgage loans without regard for the consumer’s ability to repay, (2) specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating a loan’s monthly payments and (3) establish certain protections from liability for loans that meet the requirements of a Qualified Mortgage.   Previously, Regulation Z prohibited creditors from extending higher-priced mortgage loans without regard for the consumer’s ability to repay.  The Ability to Repay Rules extend application of this requirement to all loans secured by dwellings, not just higher-priced mortgages.

As defined by the CFPB, a Qualified Mortgage is a mortgage that meets the following standards prohibiting or limiting certain high risk products and features: (1) No excessive upfront points and fees - generally points and fees paid by the borrower must not exceed 3% of the total amount borrowed; (2) No toxic loan features - prohibited features include interest-only loans, negative-amortization loans, terms beyond 30 years and balloon loans; and (3) Limit on debt-to-income ratios - borrowers’ total debt-to-income ratios must be no higher than 43%, with certain limited exceptions for loans eligible for purchase, guarantee or insurance by the GSEs or a federal agency.

Lenders that generate Qualified Mortgage loans will receive specific protections against borrower lawsuits that could result from failing to satisfy the Ability to Repay Rules.  There are two levels of liability protections for Qualified Mortgages: the Safe Harbor protection and the Rebuttable Presumption protection.  Safe Harbor Qualified Mortgages are lower-priced loans with interest rates closer to the prime rate, issued to borrowers with high credit scores.  Borrowers suing lenders under Safe Harbor Qualified Mortgages are faced with overcoming the pre-determined legal conclusion that the lender has satisfied the Ability to Repay Rules.  Rebuttable Presumption Qualified Mortgages are loans at higher prices that are granted to borrowers with lower credit scores.  Lenders generating Rebuttable Presumption Qualified Mortgages receive the protection of a presumption that they have legally satisfied the Ability to Repay Rules while the borrower can rebut that presumption by proving that the lender did not consider the borrower’s living expenses after their mortgage and other debts.  In addition, Qualified Mortgages are exempt from the new appraisal requirement rules described below under “Federally Chartered Savings Association Regulation – Business Activities.”

As a result of the adoption of the Ability to Repay Rules, we have changed our underwriting practices and, as of January 10, 2014, only originate mortgage loans that meet the requirements of a Qualified Mortgage.

Mortgage Servicing Rules.  The CFPB also issued final rules concerning mortgage servicing standards, which amend both Regulation X and Regulation Z.  The Regulation X rule requires servicers to provide certain information to borrowers, to provide protections to such borrowers in connection with force-placed insurance, to establish policies and procedures to achieve certain delineated objectives, to correct errors asserted by borrowers and to evaluate borrowers’ applications for available loss mitigation options.  The Regulation Z rule requires creditors, assignees and servicers to provide interest rate adjustment notices for ARM loans, periodic statements for residential mortgage loans, prompt crediting of mortgage payments and responses to requests for payoff amounts.

Loan Originator Qualification and Compensation Rule.  The CFPB also issued a final rule implementing requirements and restrictions imposed by the Reform Act concerning, among other things, qualifications of individual loan originators and the compensation practices with respect to such persons.  The rule prohibits loan origination organizations from basing compensation for themselves or individual loan originators on any of the origination transaction’s terms or conditions and prohibits such persons from receiving compensation from another person in connection with the same transaction.  The rule also imposes duties on loan originator organizations to ensure that their individual loan originators meet certain licensing or qualification standards and extends existing recordkeeping requirements.

Federally Chartered Savings Association Regulation

Business Activities

Astoria Federal derives its lending and investment powers from the Home Owners’ Loan Act, as amended, or HOLA, and the regulations of the OCC thereunder. Under these laws and regulations, Astoria Federal may invest in mortgage loans secured by residential and non-residential real estate, commercial and consumer loans, certain types of debt securities and certain other assets. Astoria Federal may also establish service corporations that may engage in activities not otherwise permissible for Astoria Federal, including certain real estate equity investments and securities and insurance brokerage activities. These investment powers are subject to various limitations, including (1) a prohibition against the acquisition of any corporate debt security unless the debt securities may be sold with reasonable promptness at a price that corresponds reasonably to their fair value and such securities are investment grade, (2) a limit of 400% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property, (3) a limit of 20% of an association’s assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans, (4) a limit of 35% of an association’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, (5) a limit of 5% of assets on non-conforming loans (certain loans in excess of the specific limitations of HOLA), and (6) a limit of the greater of 5% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

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

We have evaluated the Guidance, the CRE Guidance, the Statement and the Policy Statement to determine our compliance and, as necessary, modified our risk management practices, underwriting guidelines and consumer protection standards. See “Lending Activities – Residential Mortgage Lending and Multi-Family and Commercial Real Estate Lending” for a discussion of our loan product offerings and related underwriting standards and “Asset Quality” in Item 7, “MD&A” for information regarding our loan portfolio composition.

In January 2013, pursuant to the Reform Act, the Agencies issued final rules on appraisal requirements for higher-priced mortgage loans which became effective in January 2014.  For mortgage loans with an annual percentage rate that exceeds a certain threshold, Astoria Federal must obtain an appraisal using a licensed or certified appraiser.  The appraiser must prepare a written appraisal report based on a physical inspection of the interior of the property.  Astoria Federal must also then disclose to applicants information about the purpose of the appraisal and provide them with a free copy of the appraisal report.  Qualified Mortgages are exempt from these appraisal requirements.

In December 2013, the Agencies, the SEC and the CFTC adopted final rules implementing Section 619 of the Reform Act.  Section 619 and the final implementing rules are commonly known as the “Volcker Rule.”  All banking organizations were granted until July 21, 2015 to conform their activities and investments to the requirements of the final Volcker Rule.

The Volcker Rule prohibits banking entities from acquiring and retaining an ownership interest in, sponsoring, or having certain relationships with a “covered fund.”  The Volcker Rule generally treats as a covered fund any entity that would be an investment company under the Investment Company Act of 1940, or the 1940 Act, but for the application of the exemptions from SEC registration set forth in Section 3(c)(1) (fewer than 100 beneficial owners) or Section 3(c)(7) (qualified purchasers) of the 1940 Act.  In addition to prohibiting a banking entity from sponsoring or having an ownership interest in a covered fund, the Volcker Rule also limits the term of relationships between banking entities and covered funds and imposes new disclosure obligations for covered funds serviced by banking entities. The Volcker Rule also imposes corporate governance, compliance and control program, record keeping, regulatory reporting, training and audit requirements on banking entities. These requirements become more stringent and detailed based upon the size of the banking organization and scope and nature of its activities.  Under the Volcker Rule, banking entities are also prohibited from engaging in proprietary trading.

We do not currently anticipate that the Volcker Rule will have a material effect on our operations as we do not engage in proprietary trading, do not have any ownership interest in any funds that are not permitted under the Volcker Rule and do not engage in any other the activities prohibited by the Volcker

Rule. As a depositary institution with over $10 billion in assets, we will need to adopt additional policies and systems to ensure compliance with the Volcker Rule.  The costs of developing and implementing such policies and systems are not expected to be material.

Capital Requirements

The OCC capital regulations currently require federally chartered savings associations to meet four minimum capital ratios: a 1.5% Tangible capital ratio, a 4.0% Tier 1 leverage capital ratio, a 4.0% Tier 1 risk-based capital ratio and an 8.0% Total risk-based capital ratio. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Astoria Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios that exceed these minimum requirements and that are consistent with Astoria Federal’s risk profile.  At December 31, 2013, Astoria Federal exceeded each of its capital requirements with a Tangible capital ratio of 9.93%, Tier 1 leverage capital ratio of 9.93%, Tier 1 risk-based capital ratio of 15.79% and Total risk-based capital ratio of 17.05%.

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

In July 2013, the Agencies adopted final rules, or the Final Capital Rules, to update the Agencies’ general risk-based capital and leverage capital requirements to incorporate agreements reflected in the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III capital standards, as well as the requirements of the Reform Act.  The Final Capital Rules:

•                 Establish consolidated capital requirements for many savings and loan holding companies, including Astoria Financial Corporation.

•                 Revise the required minimum risk-based and leverage capital requirements by: (1) establishing a new minimum common equity Tier 1 risk-based capital ratio (common equity Tier 1 capital to total risk-weighted assets) of 4.5%; (2) raising the minimum Tier 1 risk-based capital ratio from 4.0% to 6.0%; (3) maintaining the minimum Total risk-based capital ratio of 8.0%; and (4) maintaining a minimum Tier 1 leverage capital ratio (Tier 1 capital to adjusted average consolidated assets) of 4.0%.

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

•                 Add a requirement to maintain a minimum Conservation Buffer, composed of common equity Tier 1 capital, of 2.5% of risk-weighted assets, which means that banking organizations, on a fully phased in basis no later than January 1, 2019, must maintain a minimum common equity Tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5% and a minimum Total risk-based capital ratio of 10.5%.

•      Change the definitions of capital categories for insured depository institutions for purposes of the Prompt Corrective Action rules.  Under these revised definitions, to be considered well capitalized, Astoria Federal must have a common equity Tier 1 risk-based capital ratio of at least 6.5%, a Tier 1 leverage capital ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 8.0% and a Total risk-based capital ratio of at least 10.0%.

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets will be phased in with initial provisions effective for Astoria Federal and Astoria Financial Corporation on January 1, 2015. The required minimum Conservation Buffer will be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019.

The Final Capital Rules establish a common equity Tier 1 capital as a new capital component.  Common equity Tier 1 capital consists of common stock instruments that meet the eligibility criteria in the Final Capital Rules, retained earnings, accumulated other comprehensive income/loss and common equity Tier 1 minority interest.  As a result, Tier 1 capital has two components: common equity Tier 1 capital and additional Tier 1 capital.  The Final Capital Rules also revise the eligibility criteria for inclusion in additional Tier 1 and Tier 2 capital.  As a result of these changes, certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities, will be excluded as a component of Tier 1 capital for institutions of our size.

The Final Capital Rules further require that certain items be deducted from common equity Tier 1 capital, including  (1) goodwill and other intangible assets, other than mortgage servicing rights, or MSR, net of deferred tax liabilities, or DTLs; (2) deferred tax assets that arise from operating losses and tax credit carryforwards, net of valuation allowances and DTLs; (3) after-tax gain-on-sale associated with a securitization exposure; and (4) defined benefit pension fund assets held by a depository institution holding company, net of DTLs.  In addition, banking organizations must deduct from common equity Tier 1 capital the amount of certain assets, including mortgage servicing assets, that exceed certain thresholds.  The Final Capital Rules also allow all but the largest banking organizations to make a one-time election not to recognize unrealized gains and losses on available-for-sale debt securities in regulatory capital, as under prior capital rules.

The Final Capital Rules provide that the failure to maintain the minimum Conservation Buffer will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. If a banking organization’s Conservation Buffer is less than 0.625%, the banking organization may not make any capital distributions or discretionary cash bonus payments to executive officers.  If the Conservation Buffer is greater than 0.625% but not greater than 1.25%, capital distributions and discretionary cash bonus payments are limited to 20% of net income for the four calendar quarters preceding the applicable calendar quarter (net of any such capital distributions), or Eligible Retained Income.  If the Conservation Buffer is greater than 1.25% but not greater than 1.875%, the limit is 40% of Eligible Retained Income, and if the Conservation Buffer is greater than 1.875% but not greater than 2.5%, the limit is 60% of Eligible Retained Income.  The preceding thresholds for the Conservation Buffer and related restrictions represent the fully phased in rules effective no later than January 1, 2019.  Such thresholds will be phased in incrementally throughout the phase in period with lower thresholds effective beginning January 1, 2016.  As a result, under the Final Capital Rules, if Astoria Federal fails to maintain the minimum Conservation Buffer, we will be subject to limits, and possibly prohibitions, on our ability to obtain capital distributions from Astoria Federal. If we do not receive sufficient cash dividends from Astoria Federal, then we may not have sufficient funds to pay dividends on our common and preferred stock, service our debt obligations or repurchase our common stock.  In addition, if Astoria Federal fails to maintain the minimum Conservation Buffer, we may be limited in our ability to pay certain cash bonuses to our executive officers which may make it more difficult to retain key personnel.

The Reform Act requires national banks and federal savings associations with total consolidated assets of more than $10 billion to conduct annual stress tests.  In October 2012, the OCC published its final rules requiring annual capital-adequacy stress tests for national banks and federal savings associations with consolidated assets of more than $10 billion, or the Stress Test Rule.  Although the Stress Test Rule became effective on October 9, 2012, the Agencies revised the timeline for implementing the Stress Test Rule for national banks and federal savings associations with consolidated assets between $10 billion and $50 billion, such as Astoria Federal, delaying the requirement to perform annual capital-adequacy stress tests until October 2013.  Astoria Federal must conduct its first stress test using financial data as of September 30, 2013 and report the results of the stress test to the OCC on or before March 31, 2014.  In addition, between June 15 and June 30 of each year, beginning in 2015, Astoria Federal will be required to publicly disclose a summary of the results of the stress test conducted in the prior year.  The Stress Test Rule also requires each institution to establish and maintain a system of controls, oversight and documentation, including policies and procedures, designed to ensure that the stress testing processes used by the institution are effective in meeting the requirements of the rules.

During the 2013 third quarter, the Agencies issued proposed guidance outlining high-level principles for implementation of the stress tests required by the Reform Act and the Stress Test Rule, applicable to all bank and savings and loan holding companies, national banks, state-member banks, state non-member banks, federal savings associations, and state chartered savings associations with more than $10 billion but less than $50 billion in total consolidated assets, or Stress Test Guidance.  The Stress Test Guidance discusses supervisory expectations for stress test practices under the Stress Test Rule.  The Stress Test Guidance states that a company is expected to ensure that projected balance sheet and risk-weighted assets remain consistent with regulatory and accounting changes, are applied consistently across the company, and are consistent with the economic scenarios provided by the OCC for use in the stress test and the company’s past history of managing through different business environments.  Furthermore, the Agencies expect that a company will consider the results of stress testing in the company’s capital planning, assessment of capital adequacy and risk management practices.

The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, required that the Agencies revise their risk-based capital standards to take into account IRR concentration of risk and the risks of non-traditional activities.  The OCC regulations do not include a specific IRR component of the risk based capital requirement.  However, the OCC expects all federal savings associations to have an independent IRR measurement process in place that measures both earnings and capital at risk, as described in the Advisory on Interest Rate Risk Management, or the IRR Advisory, and a Joint Agency Policy Statement on IRR, or the 1996 IRR policy statement, each described below.

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

Prompt Corrective Regulatory Action

FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” the severity of which depends upon the institution’s degree of capitalization. Generally, a capital restoration plan must be filed with the OCC within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” and the plan must be guaranteed by any parent holding company. In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion.  Under current OCC regulations, generally, an insured depository institution is treated as well capitalized if its Total risk-based capital ratio is 10.0% or greater, its Tier 1 risk-based capital ratio is 6.0% or greater and its Tier 1 leverage capital ratio is 5.0% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level.  As of December 31, 2013, Astoria Federal’s capital ratios were above the minimum levels required to be considered well capitalized by the OCC, with a Total risk-based capital ratio of 17.05%, Tier 1 risk-based capital ratio of 15.79% and Tier 1 leverage capital ratio of 9.93%.  Under the Final Capital Rules, described above, which will go into effect for Astoria Federal on January 1, 2015, to be treated as well capitalized, an insured depository institution must also maintain a common equity Tier 1 risk-based capital ratio of 6.5% or greater, and the minimum Tier 1 risk-based capital ratio needed to be considered well capitalized was increased from 6.0% to 8.0%.

Insurance of Deposit Accounts

Astoria Federal is a member of the DIF and pays its deposit insurance assessments to the DIF.  In accordance with rules adopted by the FDIC in 2011 pursuant to the Reform Act, which became effective in April 2011, the assessment base for deposit insurance assessments was changed from an institution’s deposit base to its average consolidated total assets minus average tangible equity.  In adopting such rules, the FDIC also established a new assessment rate schedule, as well as alternative rate schedules that become effective when the DIF reserve ratio reaches certain levels.

In determining the deposit insurance assessments to be paid by insured depository institutions, the FDIC generally assigns an institution to one of four risk categories based on the institution’s most recent supervisory ratings and capital ratios.  For example, for institutions within Risk Category I, assessment rates generally depend upon a combination of CAMELS (capital adequacy, asset quality, management, earnings, liquidity, sensitivity to market risk) component ratings and financial ratios.  In addition, an institution’s base assessment rate is generally subject to following adjustments: (1) a decrease for the institution’s long-term unsecured debt, including most senior and subordinated debt, (2) an increase for brokered deposits above a threshold amount and (3) an increase for unsecured debt held that is issued by another insured depository institution.

However, for large insured depository institutions, generally defined as those with at least $10 billion in total assets, such as Astoria Federal, the FDIC has eliminated risk categories when calculating the initial base assessment rates and now combine CAMELS ratings and financial measures into two scorecards to calculate assessment rates, one for most large insured depository institutions and another for highly complex insured depository institutions (which are generally those with more than $50 billion in total assets that are controlled by a parent company with more than $500 billion in total assets).  Each scorecard has two components — a performance score and loss severity score, which are combined and converted to an initial assessment rate.  The FDIC has the ability to adjust a large or highly complex insured depository institution’s total score by a maximum of 15 points, up or down, based upon significant risk factors that are not captured by the scorecard.  Under the current assessment rate schedule, the initial base assessment rate for large and highly complex insured depository institutions ranges from five to 35 basis points, and the total base assessment rate, after applying the unsecured debt and brokered deposit adjustments, ranges from two and one-half to 45 basis points.

The FDIC annually establishes for the DIF a designated reserve ratio, or DRR, of estimated insured deposits.  The FDIC has announced that the DRR for 2014 will remain at 2.00%, which is the same ratio that has been in effect since January 1, 2011.  The FDIC is authorized to change deposit insurance assessment rates as necessary to maintain the DRR, without further notice-and-comment rulemaking, provided that: (1) no such adjustment can be greater than three basis points from one quarter to the next, (2) adjustments cannot result in rates more than three basis points above or below the base rates and (3) rates cannot be negative.

As a result of the failures of a number of banks and thrifts during the financial crisis, there was a significant increase in the loss provisions of the DIF.  This resulted in a decline in the actual DIF reserve ratio during 2008 below the then minimum DRR of 1.15%. As a result, the FDIC was required to establish a restoration plan to restore the reserve ratio to 1.15% within a period of eight years.

The Reform Act subsequently increased the minimum DRR for the DIF from 1.15% to 1.35% of insured deposits, which must be reached by September 30, 2020, and provides that in setting the assessment rates necessary to meet the new requirement, the FDIC shall offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion in assets, such as Astoria Federal.  In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act.  The FDIC is expected to pursue further rulemaking regarding the method that will be used to reach the reserve ratio of 1.35% so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets.

Our expense for FDIC deposit insurance assessments totaled $36.2 million in 2013 and $46.3 million in 2012.  The FDIC deposit insurance assessments are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation.  The Financing Corporation payments will continue until the bonds mature in 2017 through 2019. Our expense for these payments totaled $967,000 in 2013 and $1.0 million in 2012.

Loans to One Borrower

Under the HOLA, savings associations are generally subject to the national bank limits on loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral.  Astoria Federal is in compliance with applicable loans to one borrower limitations.  At December 31, 2013, Astoria Federal’s largest aggregate amount of loans to one borrower totaled $58.6 million.  All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Astoria Federal.

Qualified Thrift Lender Test

The HOLA requires savings associations to meet a Qualified Thrift Lender, or QTL, test. Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily mortgage loans secured by one-to-four family and multi-family residential properties and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months.  As of December 31, 2013, Astoria Federal maintained in excess of 90% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months in the year ended December 31, 2013.  Therefore, Astoria Federal qualified under the QTL test.

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

The OCC regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments.  A subsidiary of a savings and loan holding company, such as Astoria Federal, must file a notice or seek affirmative approval from the OCC at least 30 days prior to each proposed capital distribution. Whether an application is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years.  During 2013, Astoria Federal was not required to file such applications with the OCC for proposed capital distributions.  Although we anticipate that, in 2014, Astoria Federal will not be required to file such applications for proposed capital distributions, Astoria Federal may be required to do so in the future if its earnings decline or otherwise do not exceed the cash needs of Astoria Financial Corporation.  During 2013, Astoria Federal was required to, and did, notify the OCC of its intent to pay dividends, to which the OCC did not object.  In addition, as a subsidiary of a savings and loan holding company, Astoria Federal must provide notice to the FRB at least 30 days prior to declaring a dividend.  Astoria Federal paid dividends to Astoria Financial Corporation totaling $44.0 million in 2013.

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

Assessments

The OCC charges assessments to recover the costs of examining savings associations and their affiliates. Our expense for these assessments totaled $2.3 million in 2013 and $3.6 million in 2012.

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

Standards for Safety and Soundness

Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the Agencies adopted guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, IRR exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the OCC adopted regulations pursuant to FDICIA to require a savings association that is given notice by the OCC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the OCC. If, after being so notified, a savings association fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OCC must issue an order directing corrective actions and may issue an order directing other actions of the types to which a significantly undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA. If a savings association fails to comply with such an order, the OCC may seek to enforce such order in judicial proceedings and to impose civil money penalties. For further discussion, see “Regulation and Supervision – Federally Chartered Savings Association Regulation - Prompt Corrective Regulatory Action.”

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

Federal Home Loan Bank System

Astoria Federal is a member of the FHLB System which consists of twelve regional FHLBs. The FHLB provides a central credit facility primarily for member institutions.  Astoria Federal, as a member of the FHLB-NY, is currently required to acquire and hold shares of the FHLB-NY Class B stock.  The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements.  The minimum stock investment requirement in the FHLB-NY Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis.  For Astoria Federal, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB-NY, which consists principally of residential mortgage loans and mortgage-backed securities including CMOs and REMICs, held by Astoria Federal. The activity-based stock purchase requirement for Astoria Federal is equal to the sum of: (1) 4.5% of outstanding borrowings from the FHLB-NY; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB-NY, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for Astoria Federal is zero; and (4) a specified percentage ranging from 0% to 5% of the carrying value on the FHLB-NY’s balance sheet of derivative contracts between the FHLB-NY and Astoria Federal, which for Astoria Federal is also zero.  The FHLB-NY can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB-NY capital plan.

Astoria Federal was in compliance with the FHLB-NY minimum stock investment requirements with an investment in FHLB-NY stock at December 31, 2013 of $152.2 million.  Dividends from the FHLB-NY to Astoria Federal amounted to $6.7 million for the year ended December 31, 2013.

Federal Reserve System

FRB regulations require federally chartered savings associations to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts).  A reserve of 3% is to be maintained against aggregate transaction accounts between $13.3 million and $89.0 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $89.0 million.  The first $13.3 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements.  Astoria Federal is in compliance with the foregoing requirements.

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

Savings and Loan Holding Company Regulation

We are a unitary savings and loan holding company within the meaning of the HOLA.  As such, we are registered with the FRB and are subject to FRB regulation, examination, supervision and reporting requirements.  In addition, the FRB has enforcement authority over us and our subsidiaries other than Astoria Federal.  Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

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

Except under limited circumstances, a savings and loan holding company is prohibited (directly or indirectly, or through one or more subsidiaries) from (1) acquiring control of another savings association or holding company thereof, or acquiring all or substantially all of the assets thereof, without prior written approval of the FRB; (2) acquiring or retaining, with certain exceptions, more than 5% of the voting shares a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or (3) acquiring or retaining control of a depository institution that is not federally insured.  In evaluating applications by holding companies to acquire savings associations, the FRB must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the DIF, the convenience and needs of the community and competitive factors.

We are currently required to file an application with the FRB prior to declaring any cash dividend on our capital stock.  The application must evidence our compliance with applicable FRB guidance regarding payment of dividends.  The supervisory guidance issued by the FRB states that we should either eliminate, defer or significantly reduce dividends if (1) our net income available to common shareholders over the past year is insufficient to fully fund a dividend, (2) our prospective rate of earnings retention is not consistent with our capital needs and our overall current or prospective financial condition or (3) we will not meet, or are in danger of not meeting, our minimum regulatory capital adequacy ratios.

As discussed above, the Reform Act requires the Agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies.  These requirements must be no less than those to which insured depository institutions are currently subject.  In addition, the Reform Act specifically authorizes the FRB to issue regulations relating to capital requirements for savings and loan holding companies.  As a result, beginning January 1, 2015, we will become subject to consolidated capital requirements which we have not been subject to previously.  In addition, pursuant to the Reform Act, we are required to serve as a source of strength for Astoria Federal.

In October 2012, the FRB published two final rules with stress testing requirements for certain bank holding companies, state member banks, and savings and loan holding companies.  In accordance with these rules, we will be required to conduct annual stress tests as of September 30 of each year and submit regulatory reports to the FRB on our stress tests by March 31 of each year.  In addition, between June 15 and June 30 of each year, we will be required to publicly disclose a summary of the results of the stress test conducted in the prior year.  The stress test requirement is predicated on a company being subject to consolidated capital requirements and, therefore, the FRB delayed effectiveness of this requirement for savings and loan holding companies, such as us, until the year following the year in which such institutions become subject to minimum capital requirements, unless the FRB accelerates the compliance date.  Accordingly, we will be required to conduct our first annual stress test as of September 30, 2016 and submit our first report on our stress test by March 31, 2017.

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

New York State Taxation

New York State imposes an annual franchise tax on banking corporations, based on net income allocable to New York State, at a rate of 7.1%.  If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, “alternative” net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed.  We were subject to the alternative minimum tax for New York State for the year ended December 31, 2013.  In addition, New York State imposes a tax surcharge of 17.0% of the New York State Franchise Tax, calculated using an annual franchise tax rate of 9.0% (which represents the 2000 annual franchise tax rate), allocable to business activities carried on in the Metropolitan Commuter Transportation District.  These taxes apply to us, Astoria Federal and certain of Astoria Federal’s subsidiaries.  Certain other subsidiaries are subject to a general business corporation tax in lieu of the tax on banking corporations or are subject to taxes of other jurisdictions.  The rules regarding the determination of net income allocated to New York State and alternative minimum taxes differ for these subsidiaries.

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

New York City Taxation

Astoria Federal is also subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Franchise Tax.  New York City also enacted legislation during 2010 that is substantially similar to the New York State legislation described above.  A significant portion of Astoria Federal’s entire net income is derived from outside of the New York City jurisdiction which has the effect of significantly reducing the New York City taxable income of Astoria Federal.  We were subject to the alternative minimum tax for New York City (which is similar to the New York State alternative minimum tax) for the year ended December 31, 2013.

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

At December 31, 2013, $700.0 million of our borrowings contain features that would allow them to be called during the 2014 first quarter and on a quarterly basis thereafter.  This would generally occur during periods of rising interest rates.  If this were to occur, we would need to either renew the borrowings at a potentially higher rate of interest, which would negatively impact our net interest income, or repay such borrowings.  If we sell securities or other assets to fund the repayment of such borrowings, any decline in estimated market value with respect to the securities or assets sold would be realized and could result in a loss upon such sale.

Interest rates do and will continue to fluctuate.  Although we cannot predict future Federal Open Market Committee, or FOMC, or FRB actions or other factors that will cause rates to change, the FOMC reaffirmed its view that an accommodative monetary policy stance will remain appropriate for a considerable period of time.  This is a continuation of their efforts of the past few years during which we have seen historic lows on mortgage interest rates and elevated mortgage loan prepayments.  While this may continue, a flat U.S. Treasury yield curve adversely impacts our net interest rate spread and net interest margin.  No assurance can be given that changes in interest rates or mortgage loan prepayments will not have a negative impact on our net interest income, net interest rate spread or net interest margin.

Our results of operations are affected by economic conditions in the New York metropolitan area and nationally.

Our retail banking and a significant portion of our lending business (approximately 47% of our residential and substantially all of our multi-family and commercial real estate mortgage loan portfolios at December 31, 2013) are concentrated in the New York metropolitan area.  As a result of this geographic concentration, our results of operations largely depend upon economic conditions in this area, although they also depend on economic conditions in other areas.

We are operating in a challenging economic environment, both nationally and locally.  Financial institutions continue to be affected by continued softness in the housing and real estate markets.  Depressed real estate values and home sales volumes and financial stress on borrowers as a result of the current economic environment, including elevated unemployment levels, have had an adverse effect on our borrowers, which has adversely affected our results of operations and may continue to do so in the future, as well as adversely affect our financial condition.  In addition, depressed real estate values have adversely affected the value of property used as collateral for our loans.  At December 31, 2013, the average loan-to-value ratio of our mortgage loan portfolio was less than 57% based on current principal balances and original appraised values.  However, no assurance can be given that the original appraised values are reflective of current market conditions as we have experienced significant declines in real estate values in all markets in which we lend.

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

We have historically been a community-oriented retail bank offering traditional deposit products and focusing on residential mortgage lending. However, the current economic environment has made it difficult for us to profitably grow our business in the same manner as it has in the past. Accordingly, we continue to implement strategies to grow other loan categories to diversify earning assets and to increase low cost core deposits. These strategies include continued reliance on our multi-family and commercial real estate mortgage lending operations and, over time, significantly expanding our business banking operations. Our business banking initiative includes focusing on small and middle market businesses, with an emphasis on attracting clients from larger competitors.  We continue to explore opportunities to selectively expand our physical presence, consisting presently of our branch network of 85 locations plus our dedicated business banking office opened during the 2013 third quarter in midtown Manhattan, into other prime locations in Manhattan and on Long Island from which to better serve and build our business banking relationships.  There are costs, risks and uncertainties associated with the development, implementation and execution of these new initiatives, including the investment of time and resources, the possibility that these initiatives will be unprofitable and the risk of additional liabilities associated with these initiatives. In addition, our ability to successfully execute on these new initiatives will depend in part on our ability to attract and retain talented individuals to help manage these initiatives and the existence of satisfactory market conditions that will allow us to profitably grow these businesses. Our potential inability to successfully execute these initiatives could have a material adverse effect on our business, financial condition or results of operations.  We expect our non-interest expense to increase in connection with the increased staff related to these initiatives and the potential addition of new branches.  We anticipate realizing these costs in advance of realizing increased revenues and deposit growth from these initiatives.

Multi-family and commercial real estate lending may expose us to increased lending risks.

Our policy generally has been to originate multi-family and commercial real estate mortgage loans in the New York metropolitan area.  At December 31, 2013, multi-family mortgage loans totaled $3.30 billion, or 26% of our total loan portfolio, and commercial real estate mortgage loans totaled $813.0 million, or 7% of our total loan portfolio.  Our combined multi-family and commercial real estate mortgage loan portfolio increased $928.8 million, or 29%, from December 31, 2012 to December 31, 2013.  Multi-family and commercial real estate mortgage loans generally involve a greater degree of credit risk than residential mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy.  Because payments on loans secured by multi-family properties and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation.  At December 31, 2013, non-performing multi-family and commercial real estate mortgage loans totaled $20.4 million, or 0.50% of our total portfolio of multi-family and commercial real estate mortgage loans.

We have originated multi-family and commercial real estate mortgage loans in areas other than the New York metropolitan area.  At December 31, 2013, loans in states other than New York, New Jersey and Connecticut comprised 1% of the total multi-family and commercial real estate mortgage loan portfolio.  We could be subject to additional risks with respect to multi-family and commercial real estate mortgage lending in areas other than the New York metropolitan area since we have less experience in these areas with this type of lending and less direct oversight of the local market and the borrowers’ operations.

Astoria Federal’s ability to pay dividends or lend funds to us is subject to regulatory limitations which, to the extent we need but are not able to access such funds, may prevent us from making future dividend payments or principal and interest payments due on our debt obligations.

We are a unitary savings and loan holding company currently regulated by the FRB and almost all of our operating assets are owned by Astoria Federal.  We rely primarily on dividends from Astoria Federal to pay cash dividends to our stockholders, to engage in share repurchase programs and to pay principal and interest on our debt obligations.  The OCC regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments.  As the subsidiary of a savings and loan holding company, Astoria Federal must file a notice with the OCC at least 30 days prior to each capital distribution.  If the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Astoria Federal must file an application to receive the approval of the OCC for a proposed capital distribution.  During 2013, Astoria Federal was not required to file such applications, but was required to, and did, notify the OCC of its intent to pay dividends, to which the OCC did not object.  Astoria Federal must also provide notice to the FRB at least 30 days prior to declaring a dividend.

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

We are currently required to file an application with the FRB prior to declaring a cash dividend on our capital stock.  The application must evidence our compliance with applicable FRB guidance regarding payment of dividends.  The supervisory guidance issued by the FRB states that we should either eliminate, defer or significantly reduce dividends if (1) our net income available to common shareholders over the past year is insufficient to fully fund a dividend, (2) our prospective rate of earnings retention is not consistent with our capital needs and our overall current or prospective financial condition or (3) we will not meet, or are in danger of not meeting, our minimum regulatory capital adequacy ratios.

We operate in a highly regulated industry, which limits the manner and scope of our business activities.

We are subject to extensive supervision, regulation and examination by the FRB, OCC, CFPB and FDIC.  As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing.  This regulatory structure is designed primarily for the protection of the DIF and our depositors, as well as other consumers and not to benefit our stockholders.  This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  In addition, we must comply with significant anti-money laundering and anti-terrorism laws.  Our failure to comply with applicable regulations, or the failure to develop, implement and comply with corrective action plans to address any identified areas of noncompliance, may result in the assessment of fines and penalties and the commencement of informal or formal regulatory enforcement actions against us. Other negative consequences also can result from such failures, including regulatory restrictions on our activities, reputational damage, restrictions on the ability of institutional investment managers to invest in our securities and increases in our costs of doing business. Increases in our costs of doing business may include increased salaries and benefits expenses associated with hiring additional employees, incurring fees and expenses for outside services, such as consulting and legal advice, and costs associated with enhancing or acquiring systems and technological infrastructure to strengthen our regulatory compliance program. The occurrence of one or more of these events may have a material adverse effect on our business, financial condition or results of operations.

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

•                 The significant roll back of the federal preemption of state consumer protection laws that was enjoyed by federal savings associations and national banks.  As a result, we are subject to state consumer protection laws in each state where we do business, and those laws can be interpreted and enforced differently in different states.

•                 The establishment of consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies, as discussed below.

•                 The increase in the minimum DRR for the DIF from 1.15% to 1.35% of insured deposits, which must be reached by September 30, 2020, and the requirement that deposit insurance assessments be based on average consolidated total assets minus average tangible equity, rather than on deposit bases, had the effect of substantially increasing our deposit insurance premiums.

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

Pursuant to the Reform Act, the CFPB issued a series of final rules in January 2013 related to mortgage loan origination and mortgage loan servicing.  These final rules, most provisions of which became effective January 10, 2014, prohibit creditors, such as Astoria Federal, from extending mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to mortgage origination and servicing practices.  In addition, these rules restrict the application of prepayment penalties and compensation practices relating to mortgage loan underwriting.  Compliance with these rules will likely increase our overall regulatory compliance costs and required us to change our underwriting practices.  Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject Astoria Federal to increased potential liability related to its residential loan origination activities.

As a result of the Reform Act and recent rulemaking, we will become subject to more stringent capital requirements.

Pursuant to the Reform Act, the Agencies adopted the Final Capital Rules in July 2013 to update the Agencies’ general risk-based capital and leverage capital requirements to incorporate agreements reflected in the Basel III capital standards as well as the requirements of the Reform Act. Among other things, the Final Capital Rules establish a new minimum common equity Tier 1 risk-based capital ratio of 4.5% and increase the minimum Tier 1 risk-based capital ratio from 4.0% to 6.0%.  In addition, the Final Capital Rules add a requirement to maintain a minimum Conservation Buffer, composed of common equity Tier 1 capital, of 2.5% of risk-weighted assets and provide that the failure to maintain the minimum Conservation Buffer will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers.  The Final Capital Rules are described in more detail in Item 1, “Business - Regulation and Supervision - Capital Requirements.”  While we are continuing to prepare for the impact of the Final Capital Rules, there can be no assurance that the Final Capital Rules will not have a material impact on our business, financial condition and results of operations.  In addition, the failure to meet the established capital requirements could result in the FRB placing limitations or conditions on our activities or restricting the commencement of new activities, and such failure could subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends; issuing a directive to increase our capital; and terminating our FDIC deposit insurance.

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

Both Fannie Mae and Freddie Mac are under conservatorship with the Federal Housing Finance Agency.  In February 2011, the Obama administration presented the U.S. Congress with a report of its proposals for reforming America’s housing finance market with the goal of scaling back the role of the U.S. government in, and promoting the return of private capital to, the mortgage markets and ultimately winding down Fannie Mae and Freddie Mac.  Without mentioning a specific time frame, the report calls for  the reduction of the role of Fannie Mae and Freddie Mac in the mortgage markets by, among other things, reducing conforming loan limits, increasing guarantee fees and requiring larger down payments by borrowers.  The report presents three options for the long-term structure of housing finance, all of which call for the unwinding of Fannie Mae and Freddie Mac and a reduced role of the government in the mortgage market: (1) a system with U.S. government insurance limited to a narrowly targeted group of borrowers; (2) a system similar to (1) above except with an expanded guarantee during times of crisis; and (3) a system where the U.S. government offers catastrophic reinsurance for the securities of a targeted range of mortgages behind significant private capital.  We cannot be certain if or when Fannie Mae and Freddie Mac will be wound down, if or when reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted.

Changes in the fair value of our securities may reduce our stockholders’ equity and net income.

At December 31, 2013, $401.7 million of our securities were classified as available-for-sale.  The estimated fair value of our available-for-sale securities portfolio may increase or decrease depending on changes in interest rates.  In general, as interest rates rise, the estimated fair value of our fixed rate securities portfolio will decrease.  Our securities portfolio is comprised primarily of fixed rate securities.  We increase or decrease stockholders’ equity by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax effect, under the category of accumulated other comprehensive income/loss.  Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share.  This decrease will occur even though the securities are not sold.  In the case of debt securities, if these securities are never sold, the decrease will be recovered over the life of the securities.

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

At December 31, 2013, the carrying amount of our goodwill totaled $185.2 million.  We performed our annual goodwill impairment test as of September 30, 2013 and determined there was no goodwill impairment as of our annual impairment test date.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  Our market capitalization is less than our total stockholders’ equity at December 31, 2013.  We considered this and other factors in our goodwill impairment analyses.  No assurance can be given that we will not record an impairment loss on goodwill in a subsequent period.  However, our tangible capital ratio and Astoria Federal’s regulatory capital ratios would not be affected by this potential non-cash expense.

A natural disaster could harm our business.

Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the local economies in which we operate, which could have a material adverse effect on our results of operations and financial condition.  The occurrence of a natural disaster could result in one or more of the following: (1) an increase in loan delinquencies; (2) an increase in problem assets and foreclosures; (3) a decrease in the demand for our products and services; or (4) a decrease in the value of the collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

The occurrence of any failure, breach or interruption in service involving our systems or those of our service providers could damage our reputation, cause losses, increase our expenses, result in a loss of customers, increase regulatory scrutiny, or expose us to civil litigation and possibly financial liability, any of which could adversely impact our financial condition, results of operations and the market price of our stock.

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits and our loans. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact.  In addition, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our confidential or other information or the confidential or other information of our customers, clients or counterparties. If one or more of such events were to occur, the confidential and other information processed and stored in, and transmitted through, our computer systems and networks could potentially be jeopardized, or could otherwise cause interruptions or malfunctions in our operations or the operations of our customers, clients or counterparties. This could cause us significant reputational damage or result in our experiencing significant losses.

Furthermore, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We also may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance we maintain.  In addition, we routinely transmit and receive personal, confidential and proprietary information by e-mail and other electronic means. We have discussed and worked with our customers, clients and counterparties to develop secure transmission capabilities, but we do not have, and may be unable to put in place, secure capabilities with all of these constituents, and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of such information.

While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for customer transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

Our stress testing processes rely on analytical and forecasting models that may prove to be inadequate or inaccurate, which could adversely affect the effectiveness of our strategic planning and our ability to pursue certain corporate goals.

The processes we use to estimate the effects of changing interest rates, real estate values and economic indicators such as unemployment on our financial condition and results of operations depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Furthermore, even if our assumptions are accurate predictors of future performance, the models they are based on may prove to be inadequate or inaccurate because of other flaws in their design or implementation. If the models we use in the process of managing our interest rate and other risks prove to be inadequate or inaccurate, we could incur increased or unexpected losses which, in turn, could adversely affect our earnings and capital. Furthermore, the assumptions we utilize for our stress tests may not meet with regulatory approval, which could result in our stress testing receiving a failing grade. In addition to adversely affecting our reputation, failing our stress tests could preclude or delay our ability to grow through acquisition and could lead to a reduction in our quarterly cash dividends.

Many aspects of our operations are dependent upon the soundness of other financial intermediaries.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, execution of transactions or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, and therefore could adversely us.

ITEM 1B.                  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                            PROPERTIES

We operate 85 full-service banking offices, of which 50 are owned and 35 are leased.  We expect to open our first full service branch in midtown Manhattan during 2014 for which we are obligated under a lease commitment through 2024.  We own our principal executive office located in Lake Success, New York.  We are obligated under a lease commitment through 2017 for our residential mortgage operating facility in Mineola, New York.  At December 31, 2013, approximately two-thirds of our Mineola facility was sublet.  We are obligated under an operating lease commitment through 2021 for office space in Jericho, New York, at which our multi-family and commercial real estate lending and business banking departments and other operations are located, and under an operating lease commitment through 2017 for our business banking office in midtown Manhattan.  We lease office facilities for our wholly-owned subsidiaries Fidata in Norwalk, Connecticut, and Suffco in Farmingdale, New York.  We believe such facilities are suitable and adequate for our operational needs.  For further information regarding our lease obligations, see Item 7, “MD&A” and Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

City of New York Notice of Determination

By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York has notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies relate to our operation of two subsidiaries of Astoria Federal, Fidata and AF Mortgage.  We disagree with the assertion of the tax deficiencies.  Hearings in this matter were held before the New York City Tax Appeals Tribunal, or the NYC Tax Appeals Tribunal, in March and April 2013.  The NYC Tax Appeals Tribunal is not expected to render a decision in this matter until the 2014 third quarter.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at December 31, 2013 with respect to this matter.

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

	2013		2012
	High	Low	High	Low
First Quarter	$ 10.24	$ 9.41	$ 10.08	$ 8.03
Second Quarter	10.83	9.22	10.03	8.36
Third Quarter	13.05	10.80	11.08	8.91
Fourth Quarter	14.16	11.97	10.50	8.88

As of February 14, 2014, we had 2,915 shareholders of record.  As of December 31, 2013, there were 98,841,960 shares of common stock outstanding.

The following schedule summarizes the cash dividends paid per common share for the periods indicated.

	2013	2012
First Quarter	$ 0.04	$ 0.13
Second Quarter	0.04	0.04
Third Quarter	0.04	0.04
Fourth Quarter	0.04	0.04

On January 29, 2014, our Board of Directors declared a quarterly cash dividend of $0.04 per common share, payable on March 1, 2014, to common stockholders of record as of the close of business on February 14, 2014.  As in the past, our Board of Directors reviews the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other factors.

We are subject to the laws of the State of Delaware which generally limit dividends on capital stock to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over our statutory capital, or if there is no such excess, to our net profits for the current and/or immediately preceding fiscal year.  Additionally, no dividend shall be declared, paid or set aside for payment on our common stock unless the full dividends for the most recently completed dividend period have been declared and paid on our Series C Preferred Stock.  Prior to declaring a dividend, we are required to seek the approval of the FRB.  Our payment of dividends is dependent, in large part, upon receipt of dividends from Astoria Federal.  Astoria Federal is subject to certain restrictions which may limit its ability to pay us dividends. See Item 1, “Business – Regulation and Supervision” for an explanation of regulatory requirements with respect to Astoria Federal’s and Astoria Financial Corporation’s ability to pay dividends.  We are also subject to certain financial covenants and other limitations pursuant to the terms of various debt instruments that have been issued by us, which could have an impact on our ability to pay dividends in certain circumstances.  See Item 7, “MD&A — Liquidity and Capital Resources” for further discussion of such financial covenants and other limitations.  See Item 1, “Business — Federal Taxation” and Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for an explanation of the tax impact of the unlikely event that Astoria Federal (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes; (2) redeems its stock; or (3) liquidates.

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return on Astoria Financial Corporation common stock, or AFC Common Stock, during the five fiscal years ended December 31, 2013, with the cumulative total returns of both a broad market index, the Standard & Poor’s, or S&P, 500 Stock Index, and a peer group index, the S&P Midcap 400 Financials Index.  The comparison assumes $100 was invested on December 31, 2008 in AFC Common Stock and in each of the S&P indices and assumes that all of the dividends were reinvested.

AFC Common Stock, Market and Peer Group Indices

	AFC Common Stock	S&P 500 Stock Index	S&P Midcap 400 Financials Index
December 31, 2008	$ 100.00	$ 100.00	$ 100.00
December 31, 2009	80.10	126.46	112.86
December 31, 2010	93.28	145.51	135.13
December 31, 2011	59.74	148.59	128.39
December 31, 2012	67.70	172.37	151.18
December 31, 2013	101.47	228.19	189.08

Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-

market or privately negotiated transactions.  At December 31, 2013, a maximum of 8,107,300 shares may yet be purchased under this plan.  However, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

On May 30, 2013, our Chief Executive Officer submitted his annual certification to the NYSE indicating that he was not aware of any violation by Astoria Financial Corporation of NYSE corporate governance listing standards as of the May 30, 2013 certification date.

ITEM 6.                            SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data.  This financial data is derived in part from, and should be read in conjunction with, our consolidated financial statements and related notes.

	At December 31,
(In Thousands)	2013	2012	2011	2010	2009
Selected Financial Data:
Total assets	$15,793,722	$16,496,642	$17,022,055	$18,089,269	$20,252,179
Securities available-for-sale	401,690	336,300	344,187	561,953	860,694
Securities held-to-maturity	1,849,526	1,700,141	2,130,804	2,003,784	2,317,885
Loans receivable, net	12,303,066	13,078,471	13,117,419	14,021,548	15,586,673
Deposits	9,855,310	10,443,958	11,245,614	11,599,000	12,812,238
Borrowings, net	4,137,161	4,373,496	4,121,573	4,869,204	5,877,834
Stockholders’ equity	1,519,513	1,293,989	1,251,198	1,241,780	1,208,614

	For the Year Ended December 31,
(In Thousands, Except Per Share Data)	2013	2012	2011	2010	2009
Selected Operating Data:
Interest income	$518,430	$600,509	$695,248	$855,299	$997,541
Interest expense	176,528	252,240	319,822	421,732	568,772
Net interest income	341,902	348,269	375,426	433,567	428,769
Provision for loan losses	19,601	40,400	37,000	115,000	200,000
Net interest income after provision for loan losses	322,301	307,869	338,426	318,567	228,769
Non-interest income	69,572	73,235	68,915	81,188	79,801
General and administrative expense	287,531	300,133	301,417	284,918	270,056
Income before income tax expense	104,342	80,971	105,924	114,837	38,514
Income tax expense	37,749	27,880	38,715	41,103	10,830
Net income	66,593	53,091	67,209	73,734	27,684
Preferred stock dividends	7,214	-	-	-	-
Net income available to common shareholders	$59,379	$53,091	$67,209	$73,734	$27,684
Basic earnings per common share	$0.60	$0.55	$0.70	$0.78	$0.30
Diluted earnings per common share	$0.60	$0.55	$0.70	$0.78	$0.30

	At or For the Year Ended December 31,
	2013		2012		2011		2010		2009

Selected Financial Ratios and Other Data:

Return on average assets (1)	0.41%		0.31%		0.39%		0.38%		0.13%
Return on average common stockholders’ equity (1)	4.50		4.15		5.31		6.02		2.31
Return on average tangible common stockholders’ equity (1)(2)	5.23		4.86		6.22		7.09		2.74

Average stockholders’ equity to average assets	8.79		7.47		7.28		6.28		5.68

Stockholders’ equity to total assets	9.62		7.84		7.35		6.86		5.97
Common stockholders’ equity to total assets	8.80		7.84		7.35		6.86		5.97
Tangible common stockholders’ equity to tangible assets (tangible common equity ratio) (2)(3)	7.72		6.80		6.33		5.90		5.10

Net interest rate spread (4)	2.17		2.09		2.23		2.28		2.04
Net interest margin (5)	2.25		2.16		2.30		2.35		2.13
Average interest-earning assets to average interest-bearing liabilities	1.06	x	1.05	x	1.04	x	1.03	x	1.03	x

General and administrative expense to average assets	1.78%		1.75%		1.73%		1.46%		1.28%
Efficiency ratio (6)	69.88		71.21		67.83		55.35		53.10

Cash dividends paid per common share	$ 0.16		$ 0.25		$ 0.52		$ 0.52		$ 0.52
Dividend payout ratio	26.67%		45.45%		74.29%		66.67%		173.33%

Asset Quality Ratios:

Non-performing loans to total loans (7)	2.67%		2.38%		2.51%		2.75%		2.59%
Non-performing loans to total assets (7)	2.10		1.91		1.96		2.16		2.02
Non-performing assets to total assets (7)(8)	2.37		2.08		2.24		2.51		2.25
Allowance for loan losses to non-performing loans (7)	41.87		46.18		47.22		51.57		47.49
Allowance for loan losses to total loans	1.12		1.10		1.18		1.42		1.23

Other Data:

Number of deposit accounts	557,625		613,871		703,454		753,984		817,632
Mortgage loans serviced for others (in thousands)	$1,504,654		$1,443,672		$1,446,646		$1,443,709		$1,379,259
Full service banking offices	85		85		85		85		85
Full time equivalent employees	1,540		1,530		1,636		1,565		1,592

(1)         Returns on average assets are calculated using net income.  Returns on average common stockholders’ equity and average tangible common stockholders’ equity are calculated using net income available to common shareholders.

(2)         Tangible common stockholders’ equity represents common stockholders’ equity less goodwill.

(3)         Tangible assets represent assets less goodwill.

(4)         Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(5)         Net interest margin represents net interest income divided by average interest-earning assets.

(6)         Efficiency ratio represents general and administrative expense divided by the sum of net interest income plus non-interest income.

(7)         Non-performing loans consist of all non-accrual loans and all mortgage loans delinquent 90 days or more, primarily as to their maturity date but not their interest due, and exclude loans held-for-sale and loans which have been modified in a TDR that have been returned to accrual status.  Restructured accruing loans totaled $100.5 million, $98.7 million, $73.7 million, $49.2 million and $26.0 million at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

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

As the premier Long Island community bank, our goals are to enhance shareholder value while continuing to build a solid banking franchise.  We focus on growing our core businesses of mortgage portfolio lending and retail banking while maintaining strong asset quality and controlling operating expenses.  We continue to implement our strategies to diversify earning assets and to increase low cost core deposits.  These strategies include a greater level of participation in the multi-family and commercial real estate mortgage lending markets and, over time, expanding our array of business banking products and services, focusing on small and middle market businesses with an emphasis on attracting clients from larger competitors.  We continue to explore opportunities to selectively expand our physical presence, consisting presently of our branch network of 85 locations plus our dedicated business banking office in midtown Manhattan, into other prime locations in Manhattan and on Long Island from which to better serve and build our business banking relationships.

We are impacted by both national and regional economic factors with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area.  Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging.  Interest rates have been at or near historic lows and we expect them to remain low for the near term.  Long-term interest rates moved higher during the latter part of the 2013 second quarter and into the remainder of 2013, with the ten-year U.S. Treasury rate increasing from 1.63% at May 1, 2013 to 3.03% at the end of December.  The national unemployment rate declined to 6.7% for December 2013 compared to 7.9% for December 2012, and new job growth, while remaining slow, has continued in 2013.  Softness persists in the housing and real estate markets, although the extent of such softness varies from region to region.  We believe market conditions remain favorable in the New York metropolitan area with respect to our multi-family mortgage loan origination activities.

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business has changed significantly in recent years.  As described in more detail in Part I, Item 1A, “Risk Factors,” certain aspects of the Reform Act continue to have a significant impact on us. In July 2013, the Agencies approved the Final Capital Rules that will subject many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements which will be phased in with the initial provisions effective for us on January 1, 2015.  The rules also revise the quantity and quality of required minimum risk-based and leverage capital requirements applicable to Astoria Federal and Astoria Financial Corporation and revise the calculation of risk-weighted assets to enhance their risk sensitivity. We continue to prepare for the impacts that the Reform Act, Basel III capital standards, and related rulemaking will have on our business, financial condition and results of operations.

Net income available to common shareholders for the year ended December 31, 2013 increased compared to the year ended December 31, 2012, reflecting the benefits resulting from reductions in provision for loan losses and operating expense, partially offset by reduced net interest income and non-interest income.

For the year ended December 31, 2013, a decline in interest income exceeded a decline in interest expense, resulting in lower net interest income compared to the year ended December 31, 2012.  The decline in interest income reflected lower average yields on mortgage loans and mortgage-backed and other securities and a decline in the average balance of residential mortgage loans, partially offset by an increase in the average balance of multi-family and commercial real estate mortgage loans.  The decline in interest expense was primarily attributable to declines in both the average costs and average balances of borrowings and certificates of deposit.  The net interest margin and net interest rate spread for the year ended December 31, 2013 each increased compared to the year ended December 31, 2012.  The continued low interest rate environment, coupled with the restructuring of $1.35 billion of borrowings and the prepayment of our junior subordinated debentures during 2013, has resulted in the average cost of interest-bearing liabilities declining more than the average yield on interest-earning assets and an improvement in our net interest rate spread for the year ended December 31, 2013 compared to the year ended December 31, 2012.

The provision for loan losses for the year ended December 31, 2013 totaled $19.6 million, compared to $40.4 million for the year ended December 31, 2012.  The decline in the provision for loan losses reflects the continued improvement in the levels of net loan charge-offs and delinquent loans, as well as the contraction of the overall loan portfolio.  The allowance for loan losses totaled $139.0 million at December 31, 2013, compared to $145.5 million at December 31, 2012.

While the level of loans past due 90 days or more has continued its downward trend throughout 2013, we expect the levels will remain somewhat elevated for some time, especially in certain states where judicial foreclosure proceedings are required.  Notwithstanding the decline in total delinquencies, our non-performing loans increased as of December 31, 2013 compared to December 31, 2012.  This increase was primarily attributable to the inclusion of bankruptcy loans which were current or less than 90 days past due, which totaled $61.0 million at December 31, 2013 and $5.7 million at December 31, 2012, as non-performing loans in 2013.  Such loans continue to generate interest income on a cash basis as payments are received.

Non-interest income was lower in 2013 compared to 2012 primarily due to a decline in gain on sales of securities and lower customer service fees, partially offset by higher mortgage banking income, net, including a partial recovery of the impairment valuation allowance on our mortgage servicing rights asset.  The decline in gain on sales of securities resulted from the 2012 sale of Astoria Federal’s entire position in Freddie Mac perpetual preferred securities.

Non-interest expense declined in 2013 compared to 2012 reflecting lower federal deposit insurance premium expense, compensation and benefits expense, primarily pension related, and other non-interest expense, partially offset by increases in occupancy, equipment and systems expense and extinguishment of debt expense.  Included in our 2012 compensation and benefits expense were net charges totaling $5.6 million associated with cost control initiatives implemented in the 2012 first quarter.  As a part of those initiatives, our defined benefit pension plans were amended in 2012 which resulted in a significant reduction in net periodic pension cost in subsequent periods.  As we continue to execute our plan, we anticipate selective investment and increases in expense levels as a result.

Total assets declined during the year ended December 31, 2013, primarily reflecting a decrease in our residential mortgage loan portfolio which was partially offset by increases in our multi-family and commercial real estate mortgage loan portfolio and our securities portfolio.  At December 31, 2013, our multi-family and commercial real estate mortgage loan portfolio represented 33% of our total loan portfolio, up from 24% at December 31, 2012, reflecting our continued focus on the strategic shift in our balance sheet.  The decrease in our residential mortgage loan portfolio is the result of continued elevated levels of mortgage loan repayments which exceeded our origination and purchase volume in 2013.  With historic low interest rates for thirty year fixed rate conforming mortgage loans, which we generally do not retain for our portfolio, such loans continue to be a more attractive alternative for borrowers than the hybrid ARM loan product that we retain for our portfolio.  However, as longer-term interest rates moved higher in 2013, we began to experience a reduction in the levels of residential mortgage loan prepayments near the end of the 2013 third quarter which continued into the 2013 fourth quarter.

Total deposits declined during the year ended December 31, 2013 as a result of a decline in certificates of deposit, slightly offset by a net increase in our core deposits, reflecting an increase in money market accounts which more than offset a decline in savings accounts.  At December 31, 2013, core deposits represented 67% of total deposits, up from 62% at December 31, 2012.  Total deposits included $650.1 million of business deposits at December 31, 2013, an increase of 32% since December 31, 2012, substantially all of which were core deposits, reflecting the expansion of our business banking operations, a component of the strategic shift in our balance sheet.

Our borrowings portfolio decreased during the year ended December 31, 2013 reflecting a decline in FHLB-NY advances and the prepayment of our junior subordinated debentures, partially offset by our use of short-term federal funds purchased in 2013.  The decrease in borrowings, coupled with the growth in business deposits and decrease in certificates of deposit are a reflection of our continuing efforts to reposition the mix of liabilities on our balance sheet.

Stockholders’ equity increased as of December 31, 2013 compared to December 31, 2012.  This increase included the issuance of preferred stock in the 2013 first quarter, net income for 2013 and a decline in accumulated other comprehensive loss, reflective of an improvement in the funded status of our defined benefit pension plans and other postretirement benefit plan at December 31, 2013 compared to December 31, 2012, partially offset by dividends on common and preferred stock.  The issuance of the preferred stock and the redemption of our junior subordinated debentures will benefit our regulatory capital position when we become subject to consolidated capital requirements in January 2015.

Our strategy to strengthen and expand our position as a full service community bank is taking hold.  We have continued in 2013 to strategically reposition our balance sheet, growing our multi-family and commercial real estate mortgage loan portfolio and low cost core deposits.  As we move forward we will continue to execute this strategy to further diversify our balance sheet and improve our net interest margin. Business banking will remain a focus and we expect to open our first full-service branch in Manhattan by the end of the 2014 first quarter.  In addition, we plan to open additional full-service branches in prime locations within our market from which to better serve our business banking clients as opportunities present themselves going forward.  We anticipate that our net interest margin in 2014 will be higher than the 2.25% net interest margin we achieved in 2013.  We believe we will experience a growth in earning assets in 2014 as the contraction we have witnessed over the past several years in the residential mortgage loan portfolio continues to slow down and the growth in our multi-family and commercial real estate mortgage loan portfolio resulting from new originations starts to outpace the shrinkage resulting from prepayments.

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR, judgments regarding goodwill and securities impairment and the estimates related to our pension plans and other postretirement benefits are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions and estimates about highly uncertain matters.  Actual results may differ from our assumptions, estimates and judgments.  The use of different assumptions, estimates and judgments could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.

The following is a description of these critical accounting policies and an explanation of the methods and assumptions underlying their application.

Allowance for Loan Losses

We establish and maintain an allowance for loan losses based on our evaluation of the probable inherent losses in our loan portfolio.  The allowance is increased by provisions for loan losses charged to earnings and is decreased by loan charge-offs in the period the loans, or portions thereof, are deemed uncollectible.  Recoveries of amounts previously charged-off increase the allowance for loan losses in the period they are received.  The allowance for loan losses is determined based on a comprehensive analysis of our loan portfolio.  We evaluate the adequacy of the allowance on a quarterly basis.  The allowance is comprised of both valuation allowances related to individual loans and general valuation allowances, although the total allowance for loan losses is available for losses applicable to the entire loan portfolio.  In estimating specific allocations of the allowance, we review loans deemed to be impaired and measure impairment losses based on either the fair value of the collateral, the present value of expected future cash flows, or the observable market price of the loan.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include the financial condition of the borrower, payment history, delinquency status, collateral value and the probability of collecting principal and interest payments when due. When an impairment analysis indicates the need for a specific allocation of the allowance on an individual loan, such allocation would be established sufficient to cover probable incurred losses at the evaluation date based on the facts and circumstances of the loan.  When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged-off against the allowance for loan losses.  For loans individually classified as impaired, the portion of the recorded investment in the loan in excess of the present value of the discounted cash flows of a modified loan or, for collateral dependent loans, the portion of the recorded investment in the loan in excess of the estimated fair value of the underlying collateral less estimated selling costs, is charged-off.

Loan reviews are performed by our Asset Review Department quarterly for all loans individually classified by our Asset Classification Committee and are performed annually for multi-family and commercial real estate mortgage loans modified in a TDR, multi-family and commercial real estate mortgage loans with balances of $5.0 million or greater and commercial loans with balances of $500,000 or greater.  Further, multi-family and commercial real estate portfolio management personnel also perform annual reviews for certain multi-family and commercial real estate mortgage loans with balances under $5.0 million and recommend further review by our Credit and Asset Review Departments as appropriate.  In addition, our Asset Review Department will review annually borrowing relationships whose combined outstanding balance is $5.0 million or greater, with such reviews covering approximately fifty percent of the outstanding principal balance of the loans to such relationships.

Our residential mortgage loans are individually evaluated for impairment at 180 days past due and earlier in certain instances, including for loans to borrowers who have filed for bankruptcy, and, to the extent the loans remain delinquent, annually thereafter.  Updated estimates of collateral values on residential loans are obtained primarily through automated valuation models.  Additionally, our loan servicer performs property inspections to monitor and manage the collateral on our residential loans when they become 45 days past due and monthly thereafter until the foreclosure process is complete. We obtain updated estimates of collateral value using third party appraisals on non-performing multi-family and commercial real estate mortgage loans when the loans initially become non-performing and annually thereafter and multi-family and commercial real estate loans modified in a TDR at the time of the modification and annually thereafter.  Appraisals on multi-family and commercial real estate loans are reviewed by our internal certified appraisers.  We also obtain updated estimates of collateral value for certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral. Adjustments to final appraised values obtained from independent third party appraisers and automated valuation models are not made.

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

We segment our residential mortgage loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans and year of origination and analyze our historical loss experience and delinquency levels and trends of these segments.  We analyze multi-family and commercial real estate mortgage loans by portfolio, geographic location and year of origination.  We analyze our consumer and other loan portfolio by home equity lines of credit, commercial loans, revolving credit lines and installment loans and perform similar historical loss analyses.  In our analysis of non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral along with the migration of delinquent loans based on the portfolio segments noted above.  These analyses and the resulting loss rates are used as an integral part of our judgment in developing estimated loss percentages to apply to the loan portfolio segments. We monitor credit risk on interest-only hybrid ARM loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner that we monitor credit risk on all interest-only hybrid ARM loans.  We monitor interest rate reset dates of our loan portfolio, in the aggregate, and the current interest rate environment and consider the impact, if any, on borrowers’ ability to continue to make timely principal and interest payments in determining our allowance for loan losses.  We also consider the size, composition, risk profile and delinquency levels of our loan portfolio, as well as our credit administration and asset management procedures.  We monitor property value trends in our market areas by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our general valuation allowances.  In addition, we evaluate and consider the impact that current and anticipated economic and market conditions may have on the loan portfolio and known and inherent risks in the portfolio.  We update our analyses quarterly and continually refine our evaluations as experience provides clearer guidance, our product offerings change and as economic conditions evolve.

We analyze our historical loss experience over twelve, fifteen, eighteen and twenty-four month periods. The loss history used in calculating our quantitative allowance coverage percentages varies based on loan type.  Also, for a particular loan type we may not have sufficient loss history to develop a reasonable estimate of loss and consider our loss experience for other, similar loan types and may evaluate those losses over a longer period than two years.  Additionally, multi-family and commercial real estate loss experience may be adjusted based on the composition of the losses (loan sales, short sales and partial charge-offs).  Our evaluation of loss experience factors considers trends in such factors over the prior two years for substantially all of the loan portfolio, with the exception of multi-family and commercial real estate mortgage loans originated after 2010, for which our evaluation includes detailed modeling techniques.  We update our historical loss analyses quarterly and evaluate the need to modify our quantitative allowances as a result of our updated charge-off and loss analyses.

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

As a result of our updated charge-off and loss analyses, we modified certain allowance coverage percentages during each quarter of 2013 to reflect our current estimates of the amount of probable inherent losses in our loan portfolio in determining our general valuation allowances.  Based on our evaluation of the composition and size of our loan portfolio, the levels and composition of loan delinquencies and non-performing loans, our loss history, the housing and real estate markets and the current economic environment, we determined that an allowance for loan losses of $139.0 million was appropriate at December 31, 2013, compared to $145.5 million at December 31, 2012. The provision for loan losses totaled $19.6 million for the year ended December 31, 2013.

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

At December 31, 2013, our MSR had an estimated fair value of $12.8 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.45%, a weighted average constant prepayment rate on mortgages of 10.52% and a weighted average life of 6.3 years.  At December 31, 2012, our MSR had an estimated fair value of $6.9 million and were valued based on expected future cash flows considering a weighted average discount rate of 10.95%, a weighted average constant prepayment rate on mortgages of 23.12% and a weighted average life of 3.4 years.

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

At December 31, 2013, the carrying amount of our goodwill totaled $185.2 million.  As of September 30, 2013, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

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

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer.  GSE issuance mortgage-backed securities comprised 92% of our securities portfolio at December 31, 2013.  Non-GSE issuance mortgage-backed securities at December 31, 2013 comprised 1% of our securities portfolio and had an amortized cost of $11.3 million, with 66% classified as available-for-sale and 34% classified as held-to-maturity.  Substantially all of our non-GSE issuance securities are investment grade securities and have performed similarly to our GSE issuance securities.  Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices.  The balance of our securities portfolio is primarily comprised of debt securities issued by GSEs.

The fair value of our securities portfolio is primarily impacted by changes in interest rates.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of OTTI considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.  At December 31, 2013, we held 109 securities with an estimated fair value totaling $1.52 billion which had an unrealized loss totaling $66.1 million.  Of the securities in an unrealized loss position at December 31, 2013, $151.8 million, with an unrealized loss of $8.3 million, have been in a continuous unrealized loss position for more than twelve months.  At December 31, 2013, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

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

For further information on the actuarial assumptions used for our pension benefits and other postretirement benefit plans, see Note 14 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities.  The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity.  As mortgage interest rates increase, customers’ refinance activities tend to decelerate causing the cash flow from both our mortgage loan portfolio and our mortgage-backed securities portfolio to decrease.  When mortgage rates decrease, the opposite tends to occur.  Principal payments on loans and securities totaled $4.09 billion for the year ended December 31, 2013 and $5.29 billion for the year ended December 31, 2012.  The decrease in loan and securities repayments for the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due to decreases in residential mortgage loan and securities repayments.  While residential mortgage loan repayments declined in 2013 compared to 2012, they remained at elevated levels due to historic low interest rates for thirty year fixed rate conforming mortgage loans, thereby continuing to make such loans, which we generally do not retain for our portfolio, a more attractive alternative for borrowers than the hybrid ARM loan product that we retain for our portfolio.  However, as longer-term interest rates moved higher in 2013, we began to experience a reduction in the levels of residential mortgage loan prepayments near the end of the 2013 third quarter which continued into the 2013 fourth quarter.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings.  Net cash provided by operating activities totaled $232.7 million for the year ended December 31, 2013 and $187.4 million for the year ended December 31, 2012.  Deposits decreased $588.6 million during the year ended December 31, 2013 and decreased $801.7 million during the year ended December 31, 2012 due to decreases in certificates of deposit, partially offset by increases in core deposits.  During the years ended December 31, 2013 and 2012, we continued to allow high cost certificates of deposit to run off.  Total deposits included business deposits of $650.1 million at December 31, 2013, an increase of 32% since December 31, 2012, substantially all of which were core deposits, reflecting the expansion of our business banking operations, a component of the strategic shift in our balance sheet.  At December 31, 2013, core deposits represented 67% of total deposits, up from 62% at December 31, 2012.  This reflects our efforts to reposition the liability mix of our balance sheet, reducing high cost certificates of deposit and increasing low cost core deposits.

Net borrowings decreased $236.3 million during the year ended December 31, 2013 and increased $251.9 million during the year ended December 31, 2012.  The decrease in net borrowings during the year ended December 31, 2013 was due to decreases in FHLB-NY advances and other borrowings, net, partially offset by our use of short-term federal funds purchased in 2013.  On May 10, 2013, we prepaid in whole our junior subordinated debentures, which were included in other borrowings, pursuant to the optional prepayment provisions of the indenture at a prepayment price of 103.413% of the $128.9 million aggregate principal amount, plus accrued and unpaid interest to, but not including, the date of repayment.  As a result of the prepayment in whole of the junior subordinated debentures, Astoria Capital Trust I simultaneously applied the proceeds of such prepayment to redeem its $125.0 million aggregate liquidation amount of capital securities, as well as the $3.9 million of common securities owned by Astoria Financial Corporation.  The prepayment of the junior subordinated debentures resulted in a $4.3 million prepayment charge in the 2013 second quarter for the early extinguishment of this debt.  The increase in net borrowings during the year ended December 31, 2012 was due to an increase in FHLB-NY advances, partially offset by a decrease in reverse repurchase agreements.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities.  Gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2013 totaled $2.55 billion, compared to $4.12 billion during the year ended December 31, 2012.  The decline was primarily attributable to residential loan originations and purchases which totaled $996.0 million during the year ended December 31, 2013, of which $592.5 million were originations and $403.5 million were purchases of individual residential mortgage loans through our third party loan origination program, compared to $2.51 billion during the year ended December 31, 2012, of which $1.58 billion were originations and $932.1 million were purchases.  Residential mortgage loan origination and purchase volume for portfolio has been negatively affected for an extended period of time by the historic low interest rates for thirty year fixed rate conforming mortgage loans and the expanded conforming loan limits established by the GSEs resulting in more borrowers opting for thirty year fixed rate conforming mortgage loans, which we generally do not retain for our portfolio, and a reduced demand for the hybrid ARM loan product that we retain for our portfolio.  Multi-family and commercial real estate loan originations totaled $1.55 billion during the year ended December 31, 2013, compared to

$1.61 billion during the year ended December 31, 2012, reflecting continued strong loan production as we concentrate on growing this portfolio.  Purchases of securities totaled $1.07 billion during the year ended December 31, 2013 and $790.6 million during the year ended December 31, 2012.

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

We maintain liquidity levels to meet our operational needs in the normal course of our business.  The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities.  Cash and due from banks totaled $122.0 million at December 31, 2013 and $121.5 million at December 31, 2012.  At December 31, 2013, we had $1.09 billion in borrowings with a weighted average rate of 0.56% maturing over the next twelve months.  We have the flexibility to either repay or rollover these borrowings as they mature. Included in our borrowings are various obligations which, by their terms, may be called by the counterparty.  At December 31, 2013, we had $1.95 billion of callable borrowings.  At December 31, 2013, $700.0 million of these borrowings were contractually callable by the counterparty within three months and on a quarterly basis thereafter.  We believe the potential for these borrowings to be called does not present a liquidity concern as they have above current market coupons and, as such, are not likely to be called absent a significant increase in market interest rates.  In addition, to the extent such borrowings were to be called, we believe we can readily obtain replacement funding, although such funding may be at higher rates.  At December 31, 2013, FHLB-NY advances totaled $2.45 billion, or 59% of total borrowings.  We do not believe any of our borrowing counterparty concentrations represent a material risk to our liquidity.  In addition, we had $1.48 billion in certificates of deposit at December 31, 2013 with a weighted average rate of 0.97% maturing over the next twelve months.  We have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average rates at December 31, 2013.

	Borrowings			Certificates of Deposit
			Weighted		Weighted
			Average		Average
(Dollars in Millions)	Amount		Rate	Amount	Rate
Contractual Maturity:
2014	$ 1,089		0.56%	$ 1,476	0.97%
2015	300		1.10	1,100	2.06
2016	550		1.12	463	2.08
2017	850	(1)	4.43	141	1.13
2018	200	(2)	3.03	111	1.06
2019 and thereafter	1,150	(3)	3.53	1	1.57
Total	$ 4,139		2.41%	$ 3,292	1.50%

(1)          Includes $600.0 million of borrowings, with a weighted average rate of 4.19%, which are callable by the counterparty within the next three months and on a quarterly basis thereafter.

(2)          Callable by the counterparty in 2015.

(3)          Includes $100.0 million of borrowings, with a weighted average rate of 4.05%, which are callable by the counterparty within the next three months and on a quarterly basis thereafter, $100.0 million of borrowings, with a rate of 3.66%, which are callable by the counterparty in 2016 and $950.0 million of borrowings, with a weighted average rate of 3.47%, which are callable by the counterparty in 2017.

Additional sources of liquidity at the holding company level have included issuances of securities into the capital markets, including private issuances of trust preferred securities and senior debt.  Holding company debt obligations, which are included in other borrowings, are described further below.

We have $250.0 million of 5.00% senior unsecured notes which mature on June 19, 2017.  The terms of these notes restrict our ability to sell, transfer or pledge as collateral the shares of Astoria Federal and restrict our ability to permit Astoria Federal to issue additional shares of voting stock, unless, in either case, we will continue to own at least 80% of Astoria Federal’s voting stock.  Such terms also restrict our ability to permit Astoria Federal to merge or consolidate with any person or sell or transfer all or substantially all of the assets of Astoria Federal to another person unless, in either case, such other person is Astoria Financial Corporation or we will own at least 80% of the voting stock of such other person.  We may redeem all or part of the 5.00% senior unsecured notes at any time, subject to a 30 day minimum notice requirement, at par together with accrued and unpaid interest to the redemption date.

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

Astoria Financial Corporation’s primary uses of funds include payment of dividends on common and preferred stock and payment of interest on its debt obligations.  During the year ended December 31, 2013, Astoria Financial Corporation paid dividends on common stock totaling $15.7 million.  On January 29, 2014, our Board of Directors declared a quarterly cash dividend of $0.04 per share on shares of our common stock payable on March 1, 2014 to stockholders of record as of February 14, 2014.  During the year ended December 31, 2013, Astoria Financial Corporation paid dividends on the Series C Preferred Stock totaling $5.0 million.  On December 18, 2013, our Board of Directors declared a quarterly cash dividend on the Series C Preferred Stock aggregating $2.2 million, or $16.25 per share, for the quarterly period from October 15, 2013 through and including January 14, 2014, payable on January 15, 2014 to stockholders of record as of December 31, 2013.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal.  During 2013, Astoria Federal paid dividends to Astoria Financial Corporation totaling $44.0 million.  Since Astoria Federal is a federally chartered savings association, there are regulatory limits on its ability to make distributions to Astoria Financial Corporation.  During 2013, Astoria Federal was required to, and did, notify the OCC of its intent to pay dividends, to which the OCC did not object.  Astoria Federal must also provide notice to the FRB at least 30 days prior to declaring a dividend.  For further discussion of limitations on capital distributions from Astoria Federal, see Item 1, “Business – Regulation and Supervision.”

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At December 31, 2013, our tangible common equity ratio, which represents common stockholders’ equity less goodwill divided by total assets less goodwill, was 7.72%.  At December 31, 2013, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a Tangible capital ratio of 9.93%, Tier 1 leverage capital ratio of 9.93%, Total risk-based capital ratio of 17.05% and Tier 1 risk-based capital ratio of 15.79%.  As of December 31, 2013, Astoria Federal’s capital ratios continue to be above the minimum levels required to be considered well capitalized for bank regulatory purposes.

In July 2013, pursuant to the Reform Act, the Agencies issued the Final Capital Rules that will subject many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements effective as of January 1, 2015.  The rules also revise the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards.  For a more detailed description of these rules, see Item 1, “Business – Regulation and Supervision – Capital Requirements.”  We are continuing to prepare for the impacts that the Reform Act, Basel III capital standards and related rulemaking will have on our business, financial condition and results of operations.  For additional information, see also Item 1A, “Risk Factors.”

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

We also have commitments to fund loans held-for-sale and commitments to sell loans in connection with our mortgage banking activities which are considered derivative instruments.  Commitments to sell loans totaled $19.1 million at December 31, 2013 and represent obligations to sell residential mortgage loans either servicing retained or servicing released on a mandatory delivery or best efforts basis.  We enter into commitments to sell loans as an economic hedge against our pipeline of conforming fixed rate loans which we originate primarily for sale into the secondary market.  The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.

In addition to our lending commitments, we have contractual obligations related to operating lease commitments.  Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes.

The following table details our contractual obligations at December 31, 2013.

	Payments due by period
		Less than	One to	Three to	More than
(In Thousands)	Total	One Year	Three Years	Five Years	Five Years
On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$3,200,000	$150,000	$850,000	$1,050,000	$1,150,000
Off-balance sheet contractual obligations:
Minimum rental payments due under non-cancelable operating leases	92,258	11,379	22,923	18,296	39,660
Commitments to originate and purchase loans (1)	299,825	299,825	-	-	-
Commitments to fund unused lines of credit (2)	177,970	177,970	-	-	-
Total	$3,770,053	$639,174	$872,923	$1,068,296	$1,189,660

(1)          Includes commitments to originate loans held-for-sale of $9.2 million.

(2)          Includes commitments to fund unused home equity lines of credit of $103.4 million.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions.  For further information regarding these liabilities, see Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”  We also have contingent liabilities related to assets sold with recourse and standby letters of credit.  We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market.  Generally the loans we sell are subject to recourse for fraud and adherence to underwriting or quality control guidelines.  We were required to repurchase one loan in the amount of $494,000 during 2013 as a result of these recourse provisions.  The principal balance of loans sold with recourse provisions in addition to fraud and adherence to underwriting or quality control guidelines amounted to $358.1 million at December 31, 2013.  We estimate the liability for such loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse.  The carrying amount of this liability was immaterial at December 31, 2013.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  The guarantees generally extend for a term of up to one year and are fully collateralized.  For each guarantee issued, if the customer defaults on a payment or performance to the third party, we would have to perform under the guarantee.  Outstanding standby letters of credit totaled $513,000 at December 31, 2013.

See Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for additional information regarding our commitments and contingent liabilities.

Comparison of Financial Condition and Operating Results for the Years Ended December 31, 2013 and 2012

Financial Condition

Total assets decreased $702.9 million to $15.79 billion at December 31, 2013, from $16.50 billion at December 31, 2012, primarily reflecting a decrease in our residential mortgage loan portfolio which was partially offset by increases in our multi-family and commercial real estate mortgage loan portfolio and our securities portfolio.

Loans receivable decreased $781.9 million to $12.44 billion at December 31, 2013, from $13.22 billion at December 31, 2012, and represented 79% of total assets at December 31, 2013.  The growth in our multi-family and commercial real estate mortgage loan portfolio was more than offset by the decline in our residential mortgage loan portfolio resulting in a net decline of $745.1 million in our total mortgage loan portfolio to $12.15 billion at December 31, 2013, compared to $12.89 billion at December 31, 2012.  While our mortgage loan portfolio continues to consist primarily of residential mortgage loans, at December 31, 2013 our combined multi-family and commercial real estate mortgage loan portfolio represented 33% of our total loan portfolio, up from 24% at December 31, 2012.  This reflects our continued focus on repositioning the asset mix of our balance sheet.  Gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2013 declined to $2.55 billion, compared to $4.12 billion during the year ended December 31, 2012, primarily due to a decline in residential mortgage loan originations and purchases.  Mortgage loan repayments decreased to $3.20 billion for the year ended December 31, 2013, compared to $4.04 billion for the year ended December 31, 2012, primarily due to a decline of $622.1 million in residential mortgage loan prepayments and a decrease of $239.0 million in multi-family mortgage loan prepayments.

Our residential mortgage loan portfolio decreased $1.67 billion to $8.04 billion at December 31, 2013, from $9.71 billion at December 31, 2012, and represented 65% of our total loan portfolio at December 31, 2013.  Residential mortgage loan originations and purchases for portfolio totaled $996.0 million for the year ended December 31, 2013, of which $592.5 million were originations and $403.5 million were purchases, compared to $2.51 billion for the year ended December 31, 2012, of which $1.58 billion were originations and $932.1 million were purchases.  Residential mortgage loan repayments declined during 2013, compared to 2012, but remain at elevated levels and outpaced our origination and purchase volume during the year ended December 31, 2013, resulting in a decline in the portfolio.  During the year ended December 31, 2013, the loan-to-value ratio of our residential mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 66% and the loan amount averaged approximately $694,000.

Our multi-family mortgage loan portfolio increased $889.8 million to $3.30 billion at December 31, 2013, from $2.41 billion at December 31, 2012, and represented 26% of our total loan portfolio at December 31, 2013.  Our commercial real estate mortgage loan portfolio increased $39.1 million to $813.0 million at December 31, 2013, from $773.9 million at December 31, 2012, and represented 7% of our total loan portfolio at December 31, 2013.  Multi-family and commercial real estate loan originations totaled $1.55 billion during the year ended December 31, 2013, compared to $1.61 billion during the year ended December 31, 2012, reflecting continued strong loan production as we concentrate on growing these portfolios.  During the year ended December 31, 2013, our multi-family and commercial real estate mortgage loan originations reflected loan balances averaging approximately $2.6 million with a weighted average loan-to-value ratio, at the time of origination, of approximately 43% and a weighted average debt service coverage ratio of approximately 1.74%.

Our securities portfolio increased $214.8 million to $2.25 billion at December 31, 2013, from $2.04 billion at December 31, 2012, and represented 14% of total assets at December 31, 2013.  This increase reflects purchases totaling $1.07 billion which were in excess of repayments of $783.6 million and sales of $39.6 million during the year ended December 31, 2013.  At December 31, 2013, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost totaling $1.78 billion, a weighted average current coupon of 2.98%, a weighted average collateral coupon of 4.41% and a weighted average life of 4.0 years.

Deposits decreased $588.6 million to $9.86 billion at December 31, 2013, from $10.44 billion at December 31, 2012, due to a decrease of $668.5 million in certificates of deposit, partially offset by a net increase of $79.9 million in core deposits.  At December 31, 2013, core deposits totaled $6.56 billion and represented 67% of total deposits, up from 62% at December 31, 2012.  This reflects our efforts to reposition the liability mix of our balance sheet, reducing borrowings and certificates of deposit and increasing core deposits.  The net increase in core deposits at December 31, 2013, compared to December

31, 2012, primarily reflected an increase in money market accounts, partially offset by a decline in savings accounts.  Money market accounts increased $385.6 million since December 31, 2012 to $1.97 billion at December 31, 2013.  Savings accounts decreased $308.4 million since December 31, 2012 to $2.49 billion at December 31, 2013.  NOW and demand deposit accounts totaled $2.10 billion at December 31, 2013, essentially unchanged compared to December 31, 2012.  The net increase in core deposits during the year ended December 31, 2013 appears to reflect customer preference for the liquidity these types of deposits provide, as well as our efforts to expand our business banking customer base.  At December 31, 2013, total deposits included $650.1 million of business deposits, substantially all of which were core deposits, an increase of 32% since December 31, 2012.

Total borrowings, net, decreased $236.3 million to $4.14 billion at December 31, 2013, from $4.37 billion at December 31, 2012.  The decrease in borrowings was primarily due to a decrease of $443.0 million in FHLB-NY advances and the prepayment of our junior subordinated debentures which were included in other borrowings, net, partially offset by our use of short-term federal funds purchased in 2013 which totaled $335.0 million at December 31, 2013.  For further information on the prepayment of our junior subordinated debentures, see “Liquidity and Capital Resources.”

Stockholders’ equity increased $225.5 million to $1.52 billion at December 31, 2013, from $1.29 billion at December 31, 2012.  The increase in stockholders’ equity was primarily due to the net proceeds of $129.8 million from the issuance of our Series C Preferred Stock in the 2013 first quarter, net income for 2013 of $66.6 million, a decline in accumulated other comprehensive loss of $34.8 million and stock-based compensation and the allocation of ESOP stock totaling $18.0 million, partially offset by dividends on common and preferred stock of $22.9 million.  The decline in accumulated other comprehensive loss was primarily due to an improvement in the funded status of our defined benefit pension plans and other postretirement benefit plan at December 31, 2013 compared to December 31, 2012.

Results of Operations

General

Net income available to common shareholders for the year ended December 31, 2013 increased $6.3 million to $59.4 million, compared to $53.1 million for the year ended December 31, 2012, reflecting an increase of $13.5 million in net income to $66.6 million for the year ended December 31, 2013, compared to $53.1 million for the year ended December 31, 2012, partially offset by preferred stock dividends declared totaling $7.2 million during the year ended December 31, 2013.  Diluted earnings per common share, or EPS, increased to $0.60 per common share for the year ended December 31, 2013, compared to $0.55 per common share for the year ended December 31, 2012.  The increase in net income primarily reflected a decline in the provision for loan losses and a reduction in non-interest expense, partially offset by lower net interest income and non-interest income.  Return on average assets increased to 0.41% for the year ended December 31, 2013, compared to 0.31% for the year ended December 31, 2012, due to the increase in net income, coupled with a decline in average assets.  Return on average common stockholders’ equity increased to 4.50% for the year ended December 31, 2013, compared to 4.15% for the year ended December 31, 2012.  Return on average tangible common stockholders’ equity, which represents average common stockholders’ equity less average goodwill, increased to 5.23% for the year ended December 31, 2013, compared to 4.86% for the year ended December 31, 2012.  The increases in the returns on average common stockholders’ equity and average tangible common stockholders’ equity for the year ended December 31, 2013, compared to the year ended December 31, 2012, were due to the increase in net income available to common shareholders, partially offset by an increase in average common stockholders’ equity.

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

Net interest income totaled $341.9 million for the year ended December 31, 2013, a decrease of $6.4 million compared to $348.3 million for the year ended December 31, 2012 due to a decline in interest income in excess of a decline in interest expense.  The decline in interest income for the year ended December 31, 2013, compared to the year ended December 31, 2012, reflected lower average yields on mortgage loans and mortgage-backed and other securities and a decline in the average balance of residential mortgage loans, partially offset by an increase in the average balance of multi-family and commercial real estate mortgage loans.  The decline in interest expense for the year ended December 31, 2013 in relation to the year ended December 31, 2012 was primarily attributable to declines in both the average costs and average balances of borrowings and certificates of deposit.  The net interest margin increased to 2.25% for the year ended December 31, 2013, from 2.16% for the year ended December 31, 2012.  The net interest rate spread increased to 2.17% for the year ended December 31, 2013, from 2.09% for the year ended December 31, 2012.  The continued low interest rate environment, coupled with the restructuring of $1.35 billion of borrowings in the 2013 second and third quarters and the prepayment of our junior subordinated debentures in the 2013 second quarter, has resulted in the average cost of interest-bearing liabilities declining more than the average yield on interest-earning assets and an improvement in our net interest rate spread for the year ended December 31, 2013 compared to the year ended December 31, 2012.  The average balance of net interest-earning assets increased $216.3 million to $915.1 million for the year ended December 31, 2013, compared to $698.8 million for the year ended December 31, 2012.

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

	For the Year Ended December 31,
	2013				2012				2011
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$8,810,950		$289,790	3.29%	$10,464,169		$372,478	3.56%	$10,687,593		$433,951	4.06%
Multi-family and commercial real estate	3,680,551		163,352	4.44	2,739,095		149,694	5.47	2,608,792		162,433	6.23
Consumer and other loans (1)	253,465		8,797	3.47	273,907		9,258	3.38	297,394		9,889	3.33
Total loans	12,744,966		461,939	3.62	13,477,171		531,430	3.94	13,593,779		606,273	4.46
Mortgage-backed and other securities (2)	2,211,700		49,563	2.24	2,312,270		61,757	2.67	2,435,028		82,055	3.37
Repurchase agreements and interest-earning cash accounts	95,892		263	0.27	142,745		338	0.24	128,396		237	0.18
FHLB-NY stock	154,478		6,665	4.31	164,707		6,984	4.24	132,666		6,683	5.04
Total interest-earning assets	15,207,036		518,430	3.41	16,096,893		600,509	3.73	16,289,869		695,248	4.27
Goodwill	185,151				185,151				185,151
Other non-interest-earning assets	748,080				824,481				919,617
Total assets	$16,140,267				$17,106,525				$17,394,637

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,659,433		1,329	0.05	$2,818,440		4,437	0.16	$2,762,155		9,562	0.35
Money market	1,824,729		5,646	0.31	1,318,943		8,944	0.68	616,048		4,551	0.74
NOW and demand deposit	2,094,245		691	0.03	1,933,156		978	0.05	1,798,719		1,175	0.07
Total core deposits	6,578,407		7,666	0.12	6,070,539		14,359	0.24	5,176,922		15,288	0.30
Certificates of deposit	3,598,297		54,951	1.53	4,702,693		83,662	1.78	6,156,148		122,761	1.99
Total deposits	10,176,704		62,617	0.62	10,773,232		98,021	0.91	11,333,070		138,049	1.22
Borrowings	4,115,259		113,911	2.77	4,624,841		154,219	3.33	4,368,659		181,773	4.16
Total interest-bearing liabilities	14,291,963		176,528	1.24	15,398,073		252,240	1.64	15,701,729		319,822	2.04
Non-interest-bearing liabilities	428,920				430,466				427,225
Total liabilities	14,720,883				15,828,539				16,128,954
Stockholders’ equity	1,419,384				1,277,986				1,265,683
Total liabilities and stockholders’ equity	$16,140,267				$17,106,525				$17,394,637

Net interest income/ net interest rate spread (3)			$341,902	2.17%			$348,269	2.09%			$375,426	2.23%

Net interest-earning assets/ net interest margin (4)	$915,073			2.25%	$698,820			2.16%	$588,140			2.30%

Ratio of interest-earning assets to interest-bearing liabilities	1.06	x			1.05	x			1.04	x

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

	Increase (Decrease) for the			Increase (Decrease) for the
	Year Ended December 31, 2013			Year Ended December 31, 2012
	Compared to the			Compared to the
	Year Ended December 31, 2012			Year Ended December 31, 2011
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
Residential	$(55,869)	$ (26,819)	$ (82,688)	$ (8,921)	$ (52,552)	$ (61,473)
Multi-family and commercial real estate	45,278	(31,620)	13,658	7,819	(20,558)	(12,739)
Consumer and other loans	(704)	243	(461)	(780)	149	(631)
Mortgage-backed and other securities	(2,593)	(9,601)	(12,194)	(3,964)	(16,334)	(20,298)
Repurchase agreements and interest-earning cash accounts	(116)	41	(75)	25	76	101
FHLB-NY stock	(434)	115	(319)	1,462	(1,161)	301
Total	(14,438)	(67,641)	(82,079)	(4,359)	(90,380)	(94,739)
Interest-bearing liabilities:
Savings	(235)	(2,873)	(3,108)	194	(5,319)	(5,125)
Money market	2,671	(5,969)	(3,298)	4,792	(399)	4,393
NOW and demand deposit	84	(371)	(287)	108	(305)	(197)
Certificates of deposit	(17,966)	(10,745)	(28,711)	(27,021)	(12,078)	(39,099)
Borrowings	(15,956)	(24,352)	(40,308)	10,214	(37,768)	(27,554)
Total	(31,402)	(44,310)	(75,712)	(11,713)	(55,869)	(67,582)
Net change in net interest income	$ 16,964	$ (23,331)	$ (6,367)	$ 7,354	$ (34,511)	$ (27,157)

Interest Income

Interest income for the year ended December 31, 2013 decreased $82.1 million to $518.4 million, from $600.5 million for the year ended December 31, 2012, due to a decrease in the average yield on interest-earning assets to 3.41% for the year ended December 31, 2013, from 3.73% for the year ended December 31, 2012, coupled with a decrease of $889.9 million in the average balance of interest-earning assets to $15.21 billion for the year ended December 31, 2013, from $16.10 billion for the year ended December 31, 2012.  The decrease in the average yield on interest-earning assets was primarily due to lower average yields on mortgage loans and mortgage-backed and other securities.  The decrease in the average balance of interest-earning assets primarily reflected declines in the average balances of residential mortgage loans and mortgage-backed and other securities, partially offset by an increase in the average balance of multi-family and commercial real estate mortgage loans.

Interest income on residential mortgage loans decreased $82.7 million to $289.8 million for the year ended December 31, 2013, from $372.5 million for the year ended December 31, 2012, due to a decrease of $1.65 billion in the average balance of such loans to $8.81 billion for the year ended December 31, 2013, coupled with a decrease in the average yield to 3.29% for the year ended December 31, 2013, from 3.56% for the year ended December 31, 2012.  The decrease in the average balance of residential mortgage loans reflects the continued elevated levels of repayments on such loans which have outpaced the levels of originations over the past year.  The decrease in the average yield was primarily due to new originations at lower interest rates than the rates on loans repaid over the past year and the impact of the downward repricing of our ARM loans.  While remaining elevated, the levels of prepayments on residential mortgage loans declined during 2013 compared to 2012 and contributed to a decrease of $4.7 million in net premium and deferred loan origination cost amortization to $19.4 million for the year ended December 31, 2013, from $24.1 million for the year ended December 31, 2012.

Interest income on multi-family and commercial real estate mortgage loans increased $13.7 million to $163.4 million for the year ended December 31, 2013, from $149.7 million for the year ended December 31, 2012, due to an increase of $941.5 million in the average balance of such loans, partially offset by a decrease in the average yield to 4.44% for the year ended December 31, 2013, from 5.47% for the year ended December 31, 2012.  The increase in the average balance of multi-family and commercial real estate loans was attributable to the strong levels of originations of such loans which have exceeded repayments over the past year.  The decrease in the average yield reflects new originations at interest rates below the weighted average rates of the portfolios, reflecting both the lower interest rate environment and the impact of competitive pricing in our markets, coupled with a decline in prepayment penalties.  Prepayment penalties decreased $1.9 million to $6.5 million for the year ended December 31, 2013, from $8.4 million for the year ended December 31, 2012.

Interest income on mortgage-backed and other securities decreased $12.2 million to $49.6 million for the year ended December 31, 2013, from $61.8 million for the year ended December 31, 2012, due to a decrease in the average yield to 2.24% for the year ended December 31, 2013, from 2.67% for the year ended December 31, 2012, coupled with a decrease of $100.6 million in the average balance of the portfolio to $2.21 billion for the year ended December 31, 2013.  The decrease in the average yield on mortgage-backed and other securities was primarily due to repayments on higher yielding securities and purchases of new securities with lower coupons than the weighted average coupon for the portfolio, partially offset by a decline in net premium amortization.  Net premium amortization on mortgage-backed and other securities decreased $662,000 to $15.3 million for the year ended December 31, 2013, from $15.9 million for the year ended December 31, 2012.  Although securities purchases have kept pace with the levels of securities repayments and sales over the past twelve months, during 2012 our securities repayments and sales were in excess of purchases resulting in a declining portfolio balance throughout 2012, which resulted in a lower average balance of the securities portfolio for 2013.

Interest Expense

Interest expense for the year ended December 31, 2013 decreased $75.7 million to $176.5 million, from $252.2 million for the year ended December 31, 2012, due to a decrease in the average cost of interest-bearing liabilities to 1.24% for the year ended December 31, 2013, from 1.64% for the year ended December 31, 2012, coupled with a decrease of $1.11 billion in the average balance of interest-bearing liabilities to $14.29 billion for the year ended December 31, 2013, from $15.40 billion for the year ended December 31, 2012.  The decrease in the average cost of interest-bearing liabilities was primarily due to decreases in the average costs of borrowings and certificates of deposit although the average costs of each of our core deposit liability categories also declined.  The decrease in the average balance of interest-bearing liabilities was due to decreases in the average balances of certificates of deposit and borrowings, partially offset by a net increase in the average balance of core deposits.

Interest expense on total deposits decreased $35.4 million to $62.6 million for the year ended December 31, 2013, from $98.0 million for the year ended December 31, 2012, due to a decrease in the average cost of total deposits to 0.62% for the year ended December 31, 2013, from 0.91% for the year ended December 31, 2012, coupled with a decrease of $596.5 million in the average balance of total deposits to $10.18 billion for the year ended December 31, 2013, from $10.77 billion for the year ended December 31, 2012.  The decrease in the average cost of total deposits reflects decreases in the average cost of all deposit liability categories, particularly certificates of deposit and money market accounts.  The decrease in the average balance of total deposits was due to a decrease in the average balance of certificates of deposit, partially offset by a net increase in the average balance of core deposits.

Interest expense on core deposits decreased $6.7 million to $7.7 million for the year ended December 31, 2013, from $14.4 million for the year ended December 31, 2012, due to a decrease in the average cost to 0.12% for the year ended December 31, 2013, from 0.24% for the year ended December 31, 2012, partially offset by an increase of $507.9 million in the average balance of such deposits.  The decrease in the average cost of core deposits was primarily due to declines in the average costs of money market and savings accounts.  The increase in the average balance of core deposits was due to increases in the average balances of money market and NOW and demand deposit accounts, partially offset by a decline in the average balance of savings accounts.  Interest expense on money market accounts decreased $3.3 million to $5.6 million for the year ended December 31, 2013, from $8.9 million for the year ended December 31, 2012, due to a decrease in the average cost to 0.31% for the year ended December 31, 2013, from 0.68% for the year ended December 31, 2012, partially offset by an increase of $505.8 million in the average balance of such accounts.  Interest expense on savings accounts decreased $3.1 million to $1.3 million for the year ended December 31, 2013, from $4.4 million for the year ended December 31, 2012, due to a decrease in the average cost to 0.05% for the year ended December 31, 2013, from 0.16% for the year ended December 31, 2012, coupled with a decrease of $159.0 million in the average balance of such accounts.

Interest expense on certificates of deposit decreased $28.7 million to $55.0 million for the year ended December 31, 2013, from $83.7 million for the year ended December 31, 2012, due to a decrease of $1.10 billion in the average balance to $3.60 billion for the year ended December 31, 2013, from $4.70 billion for the year ended December 31, 2012, coupled with a decrease in the average cost to 1.53% for the year ended December 31, 2013, from 1.78% for the year ended December 31, 2012.  The decrease in the average balance of certificates of deposit was primarily the result of our reduced focus on certificates of deposit reflecting our efforts to reposition the liability mix of our balance sheet to increase our core deposits and reduce certificates of deposit.  The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates.  During the year ended December 31, 2013, $2.19 billion of certificates of deposit with a weighted average rate of 0.60% and a weighted average maturity at inception of fourteen months matured and $1.47 billion of certificates of deposit were issued or repriced with a weighted average rate of 0.11% and a weighted average maturity at inception of eight months.

Interest expense on borrowings decreased $40.3 million to $113.9 million for the year ended December 31, 2013, from $154.2 million for the year ended December 31, 2012, due to a decrease in the average cost to 2.77% for the year ended December 31, 2013, from 3.33% for the year ended December 31, 2012, coupled with a decrease of $509.6 million in the average balance.  The decrease in the average cost of borrowings was due in large part to the restructuring of $1.35 billion of borrowings in the 2013 second and third quarters, which resulted in a reduction of the weighted average rate on such borrowings from 4.40% to 3.46%, and the prepayment of our junior subordinated debentures in the 2013 second quarter.  The decline in the average balance of borrowings primarily reflects the reduction in total average assets, coupled with the prepayment of our junior subordinated debentures.  The decline in the average balance and average cost of borrowings for 2013 compared to 2012 also reflects the prepayment in September 2012 of our previously outstanding 5.75% senior unsecured notes with the proceeds from the issuance in June 2012 of our 5.00% senior unsecured notes.  For additional information on the prepayment of our junior subordinated debentures, see “Liquidity and Capital Resources.”

Provision for Loan Losses

We review our allowance for loan losses on a quarterly basis.  Material factors considered during our quarterly review are the composition and size of our loan portfolio, the levels and composition of loan delinquencies and non-performing loans, our loss history and our evaluation of the housing and real estate markets and the current economic environment.  We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  We are impacted by both national and regional economic factors with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area.  Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging.  Interest rates have been at or near historic lows and we expect them to remain low for the near term.  Long-term interest rates moved higher during the latter part of the 2013 second quarter and into the remainder of 2013, with the ten-year U.S. Treasury rate increasing from 1.63% at May 1, 2013 to 3.03% at the end of December.  The national unemployment rate declined to 6.7% for December 2013 compared to 7.9% for December 2012, and new job growth, while remaining slow, has continued in 2013.  Softness persists in the housing and real estate markets, although the extent of such softness varies from region to region.  We believe market conditions remain favorable in the New York metropolitan area with respect to our multi-family mortgage loan origination activities.

The provision for loan losses for the year ended December 31, 2013 declined to $19.6 million, compared to $40.4 million for the year ended December 31, 2012, reflecting the benefits resulting from the continued improvement in the levels of net loan charge-offs and delinquent loans, as well as the contraction of the overall loan portfolio.  Net loan charge-offs declined to $26.1 million, or 20 basis points of average loans outstanding, for the year ended December 31, 2013.  This compares to $52.1 million, or 39 basis points of average loans outstanding, for the year ended December 31, 2012.  The decrease in net loan charge-offs for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to a decline in net charge-offs on residential mortgage loans.  Total delinquent loans declined $92.5 million to $393.3 million at December 31, 2013, compared to $485.8 million at December 31, 2012.  This decline reflects a decrease of $50.8 million in loans past due 90 days or more to $250.5 million at December 31, 2013 and a decrease of $41.7 million in loans past due 30-89 days to $142.7 million at December 31, 2013.

The allowance for loan losses declined to $139.0 million at December 31, 2013 compared to $145.5 million at December 31, 2012.  The allowance for loan losses as a percentage of total loans was 1.12% at December 31, 2013 compared to 1.10% at December 31, 2012.  The allowance for loan losses as a percentage of non-performing loans was 41.87% at December 31, 2013 compared to 46.18% at December 31, 2012.  The decrease in the allowance for loan losses as a percentage of non-performing loans at December 31, 2013 compared to December 31, 2012 reflects both an increase in non-performing loans and the decline in the balance of the allowance for loan losses.  Non-performing loans, which are comprised primarily of mortgage loans, increased to $332.0 million, or 2.67% of total loans at December 31, 2013, compared to $315.1 million, or 2.38% of total loans at December 31, 2012, even as loans delinquent 90 days or more past due continued to decline.  At December 31, 2012, non-performing loans included bankruptcy loans which were discharged during 2012, regardless of delinquency status of the loans.  Effective in the 2013 first quarter, non-performing loans also included bankruptcy loans which were discharged in years prior to 2012, regardless of the delinquency status of the loans, resulting in an increase in non-performing loans at December 31, 2013 compared to December 31, 2012.  Non-performing loans at December 31, 2013 included $61.0 million of bankruptcy loans which were current or less than 90 days past due, including $51.1 million which were discharged prior to December 31, 2012.  The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages we apply to our non-performing loans are generally higher than the allowance coverage percentages applied to our performing loans.  In evaluating our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral.

When analyzing our asset quality trends and coverage ratios, consideration is given to the accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio.  Included in our non-performing loans are residential mortgage loans which are 180 days or more past due for which we update our estimates of collateral values annually.  We record a charge-off for the portion of the recorded investment in these loans in excess of the estimated fair value of the underlying collateral less estimated selling costs.  Therefore, certain losses inherent in our non-performing residential mortgage loans are being recognized through a charge-off at 180 days past due and annually thereafter.

The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  Therefore, when reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs is considered.  Non-performing loans included residential mortgage loans which were 180 days or more past due totaling $202.7 million, net of $60.6 million in charge-offs related to such loans, at December 31, 2013 and $242.0 million, net of $79.4 million in charge-offs related to such loans, at December 31, 2012.

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio.  We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time.  Our 2013 fourth quarter analysis of loss severity on residential mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO or a short sale) to the loan’s original principal balance, for the twelve months ended September 30, 2013, indicated an average loss severity of approximately 30%, unchanged from our 2013 third quarter analysis and down somewhat from approximately 33% in our 2012 fourth quarter analysis.  Our analysis in the 2013 fourth quarter reviewed residential REO sales and short sales which occurred during the twelve months ended September 30, 2013 and included both full documentation and reduced documentation loans in a variety of states with varying years of origination.  Our 2013 fourth quarter analysis of charge-offs on multi-family and commercial real estate mortgage loans, generally related to sales of certain delinquent and non-performing loans transferred to held-for-sale and loans modified in a TDR, during the twelve months ended September 30, 2013, indicated an average loss severity of approximately 19%, unchanged from our 2013 third quarter analysis and down from approximately 31% in our 2012 fourth quarter analysis.  We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses.  However, the uniqueness of each multi-family and commercial real estate loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses.  The ratio of the allowance for loan losses to non-performing loans was approximately 42% at December 31, 2013, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses.

We obtain updated estimates of collateral values on residential mortgage loans at 180 days past due and earlier in certain instances, including for loans to borrowers who have filed for bankruptcy, and, to the extent the loans remain delinquent, annually thereafter.  Updated estimates of collateral values on residential loans are obtained primarily through automated valuation models. Additionally, our loan servicer performs property inspections to monitor and manage the collateral on our residential loans when they become 45 days past due and monthly thereafter until the foreclosure process is complete. We obtain updated estimates of collateral value using third party appraisals on non-performing multi-family and commercial real estate mortgage loans when the loans initially become non-performing and annually thereafter and multi-family and commercial real estate mortgage loans modified in a TDR at the time of the modification and annually thereafter.  Appraisals on multi-family and commercial real estate loans are reviewed by our internal certified appraisers.  We also obtain updated estimates of collateral value for certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral. Adjustments to final appraised values obtained from independent third party appraisers and automated valuation models are not made.

During the 2013 first quarter, total delinquencies decreased $14.7 million since December 31, 2012 and net loan charge-offs decreased compared to the 2012 fourth quarter.  The national unemployment rate was 7.6% for March 2013 and there were job gains for the quarter totaling 504,000 at the time of our analysis.  We continued to update our charge-off and loss analysis during the 2013 first quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased slightly compared to December 31, 2012 and totaled $144.3 million at March 31, 2013 which resulted in a provision for loan losses of $9.1 million for the 2013 first quarter.  During the 2013 second quarter, total delinquencies decreased $39.1 million since March 31, 2013, net loan charge-offs decreased compared to the 2013 first quarter, the national unemployment rate remained flat and job gains totaled 589,000 at the time of our analysis.  We continued to update our charge-off and loss analysis during the 2013 second quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased slightly compared to March 31, 2013 and totaled $143.9 million at June 30, 2013 which resulted in a provision for loan losses of $4.5 million for the 2013 second quarter and $13.7 million for the six months ended June 30, 2013.  During the 2013 third quarter, total delinquencies decreased $30.6 million since June 30, 2013.  The national unemployment rate decreased to 7.2% for September 2013 and there were job gains for the quarter totaling 430,000 at the time of our analysis.  Net loan charge-offs decreased for the 2013 third quarter compared to the 2013 second quarter.  We continued to update our charge-off and loss analysis during the 2013 third quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased slightly compared to June 30, 2013 and totaled $143.0 million at September 30, 2013 which resulted in a provision for loan losses of $2.5 million for the three months ended September 30, 2013 and $16.2 million for the nine months ended September 30, 2013.  During the 2013 fourth quarter, total delinquencies decreased $8.2 million since September 30, 2013.  Net loan charge-offs increased for the 2013 fourth quarter compared to the 2013 third quarter.  The national unemployment rate decreased to 6.7% for December 2013 and there were job gains for the quarter totaling 515,000 at the time of our analysis.  We continued to update our charge-off and loss analysis during the 2013 fourth quarter and modified our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased compared to September 30, 2013 and totaled $139.0 million at December 31, 2013 which resulted in a provision for loan losses of $3.4 million for the 2013 fourth quarter and $19.6 million for the year ended December 31, 2013.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, the levels and composition of loan delinquencies and non-performing loans, our loss history and our evaluation of the housing and real estate markets and the current economic environment.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2013 and December 31, 2012.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies – Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality.”

Non-Interest Income

Non-interest income decreased $3.6 million to $69.6 million for the year ended December 31, 2013, from $73.2 million for the year ended December 31, 2012.  This decrease was primarily due to a decline in gain on sales of securities and lower customer service fees and income from BOLI, partially offset by higher mortgage banking income, net.

Gain on sales of securities declined $6.4 million to $2.1 million for the year ended December 31, 2013, compared to $8.5 million for the year ended December 31, 2012.  During the year ended December 31, 2013, we sold mortgage-backed securities from the available-for-sale securities portfolio with an amortized cost of $39.5 million resulting in gross realized gains totaling $2.1 million.  During the year ended December 31, 2012, we sold mortgage-backed securities from the available-for-sale portfolio with an amortized cost of $51.8 million resulting in gross realized gains totaling $2.5 million and we sold our investment in two issues of Freddie Mac perpetual preferred securities which were held in our available-for-sale portfolio resulting in a gross realized gain of $6.0 million.  The Freddie Mac securities had been written down to a zero cost basis in prior years as an impaired asset for book purposes.

Customer service fees decreased $2.7 million to $36.8 million for the year ended December 31, 2013, from $39.5 million for the year ended December 31, 2012, primarily due to decreases in overdraft fees related to transaction accounts, ATM fees and minimum balance fees, partially offset by increased checking account charges.  Income from BOLI decreased $1.0 million to $8.4 million for the year ended December 31, 2013, from $9.4 million for the year ended December 31, 2012, primarily due to a decrease in the crediting rate paid on our investment.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, increased $6.4 million to $13.2 million for the year ended December 31, 2013, from $6.8 million for the year ended December 31, 2012.  The increase in mortgage banking income, net, was primarily due to recoveries recorded in the valuation allowance for the impairment of MSR totaling $5.4 million for the year ended December 31, 2013, compared to provisions totaling $931,000 for the year ended December 31, 2012.  The recoveries recorded in 2013 were primarily the result of a significant decrease in the estimated weighted average constant prepayment rate on mortgages and a corresponding increase in the estimated weighted average life of the servicing portfolio at December 31, 2013 compared to December 31, 2012 as long-term interest rates moved higher during the latter part of the 2013 second quarter and into the remainder of 2013.

Non-Interest Expense

Non-interest expense decreased $12.6 million to $287.5 million for the year ended December 31, 2013, from $300.1 million for the year ended December 31, 2012.  The decrease primarily reflects a decrease of $10.2 million in federal deposit insurance premium expense to $37.2 million for the year ended December 31, 2013, from $47.4 million for the year ended December 31, 2012, reflecting a reduction in both our assessment base and assessment rate.  In addition, increases in occupancy, equipment and systems expense and extinguishment of debt expense were more than offset by declines in compensation and benefits expense and other non-interest expense.  Our percentage of general and administrative expense to average assets increased to 1.78% for the year ended December 31, 2013, compared to 1.75% for the year ended December 31, 2012, as a result of the decline in average assets, substantially offset by the decline in general and administrative expense for 2013 compared to 2012.

Compensation and benefits expense decreased $5.4 million to $133.7 million for the year ended December 31, 2013, from $139.1 million for the year ended December 31, 2012.  The reduction in compensation and benefits expense largely relates to the impact of the cost control initiatives implemented in the 2012 first quarter.  Compensation and benefits expense for the year ended December 31, 2012 included one-time net charges totaling $5.6 million associated with these initiatives.  As a result of plan amendments which were approved by our Board of Directors in the 2012 first quarter in conjunction with our overall cost control initiatives, the net periodic cost for our defined benefit pension plans decreased to $146,000 for the year ended December 31, 2013, compared to $8.5 million for the year ended December 31, 2012.  Also contributing to the decrease in compensation and benefits expense for the year ended December 31, 2013 was a $3.1 million reduction in the 2013 first quarter resulting from a revision in the accrual for compensated absences related to changes in certain compensation policies which became effective January 1, 2013.  Increases in salaries, officer incentive accruals and stock-based compensation, coupled with employer matching contributions for the 401(k) incentive savings plan which began in 2013, partially offset the aforementioned declines in compensation and benefits expense for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Occupancy, equipment and systems expense increased $3.3 million to $70.7 million for the year ended December 31, 2013, compared to $67.4 million for the year ended December 31, 2012, primarily due to a one-time charge of $2.5 million recorded in the 2013 first quarter to conform to a straight-line basis the rental expense on operating leases for certain branch locations, coupled with increases in equipment expenses, data processing charges and real estate taxes.  These increases were partially offset by costs incurred during the 2012 fourth quarter associated with our repair and recovery efforts following Hurricane Sandy.

Extinguishment of debt expense totaled $4.3 million for the year ended December 31, 2013 and $1.2 million for the year ended December 31, 2012.  The charge in 2013 was the result of the prepayment in whole of our junior subordinated debentures in May 2013 using the proceeds from the issuance in March 2013 of our Series C Preferred Stock.  The charge in 2012 was the result of the prepayment of our 5.75% senior unsecured notes in September 2012 using the proceeds from the issuance in June 2012 of our 5.00% senior unsecured notes.

Other non-interest expense decreased $3.3 million to $35.3 million for the year ended December 31, 2013, compared to $38.6 million for the year ended December 31, 2012, primarily due to declines in OCC assessments and various other expenses including other loan expenses and deposit account expenses related to checking accounts and ATMs, partially offset by an increase in REO related expenses.  REO related expenses increased to $8.5 million for the year ended December 31, 2013, compared to $7.9 million for the year ended December 31, 2012, reflecting an increase in foreclosure related expenses as more loans shifted to REO through the completion of the foreclosure process in 2013 compared to 2012, particularly in the latter half of 2013.  REO, net, increased to $42.6 million at December 31, 2013, compared to $28.5 million at December 31, 2012.

Income Tax Expense

For the year ended December 31, 2013, income tax expense totaled $37.7 million, representing an effective tax rate of 36.2%, compared to $27.9 million, representing an effective tax rate of 34.4%, for the year ended December 31, 2012.  The increase in the effective tax rate for the year ended December 31, 2013, compared to the year ended December 31, 2012, reflects an increase in pre-tax book income without a corresponding increase in net favorable permanent differences.  For additional information regarding income taxes, see Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Comparison of Financial Condition and Operating Results for the Years Ended December 31, 2012 and 2011

Financial Condition

Total assets decreased $525.4 million to $16.50 billion at December 31, 2012, from $17.02 billion at December 31, 2011.  The decrease in total assets was primarily due to decreases in our securities portfolio and other assets.

Loans receivable decreased $50.6 million to $13.22 billion at December 31, 2012, from $13.27 billion at December 31, 2011, and represented 80% of total assets at December 31, 2012.  This decrease was primarily due to declines in our residential mortgage loan portfolio and consumer and other loans, primarily home equity lines of credit, substantially offset by increases in our multi-family and commercial real estate mortgage loan portfolios.  The growth in our multi-family and commercial real estate mortgage loan portfolios was more than offset by the decline in our residential mortgage loan portfolio resulting in a net decline of $23.3 million in our total mortgage loan portfolio to $12.89 billion at December 31, 2012, compared to $12.92 billion at December 31, 2011.  While our mortgage loan portfolio continues to consist primarily of residential mortgage loans, at December 31, 2012 our combined multi-family and commercial real estate mortgage loan portfolio represented 24% of our total loan portfolio, up from 18% at December 31, 2011.  This reflects our focus on repositioning the asset mix of our balance sheet, concentrating more on higher yielding multi-family loans than on lower yielding residential loans.  Gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2012 totaled $4.12 billion, of which $1.61 billion were multi-family and commercial real estate loan originations, $1.58 billion were residential loan originations and $932.1 million were residential loan purchases.  This compares to gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2011 totaling $3.68 billion, of which $204.0 million were multi-family and commercial real estate loan originations, $2.37 billion were residential loan originations and $1.11 billion were residential loan purchases.  Mortgage loan repayments decreased to $4.04 billion for the year ended December 31, 2012, from $4.40 billion for the year ended December 31, 2011, primarily due to a decrease in residential mortgage loan prepayments, slightly offset by an increase in multi-family and commercial real estate loan prepayments.

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

Results of Operations

General

Net income for the year ended December 31, 2012 decreased $14.1 million to $53.1 million, from $67.2 million for the year ended December 31, 2011.  This decline was primarily due to a decrease in net interest income and an increase in provision for loan losses, partially offset by an increase in non-interest income.  Diluted EPS decreased to $0.55 per common share for the year ended December 31, 2012, from $0.70 per common share for the year ended December 31, 2011.  Return on average assets was 0.31% for the year ended December 31, 2012, compared to 0.39% for the year ended December 31, 2011.  Return on average common stockholders’ equity was 4.15% for the year ended December 31, 2012, compared to 5.31% for the year ended December 31, 2011.  Return on average tangible common stockholders’ equity, which represents average common stockholders’ equity less average goodwill, was 4.86% for the year ended December 31, 2012, compared to 6.22% for the year ended December 31, 2011.  The decreases in these returns for the year ended December 31, 2012, compared to the year ended December 31, 2011, were primarily due to the decrease in net income.

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

Interest expense on certificates of deposit decreased $39.1 million to $83.7 million for the year ended December 31, 2012, from $122.8 million for the year ended December 31, 2011, due to a decrease of $1.45 billion in the average balance to $4.70 billion for the year ended December 31, 2012, from $6.16 billion for the year ended December 31, 2011, coupled with a decrease in the average cost to 1.78% for the year ended December 31, 2012, from 1.99% for the year ended December 31, 2011.  The decrease in the average balance of certificates of deposit was primarily the result of our reduced focus on certificates of deposit, reflecting our efforts in 2012 to reposition the liability mix of our balance sheet to increase our low cost savings, money market and NOW and demand deposit accounts and reduce high cost certificates of deposit.  The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates.  During the year ended December 31, 2012, $3.58 billion of certificates of deposit with a weighted average rate of 1.56% and a weighted average maturity at inception of 22 months matured and $2.04 billion of certificates of deposit were issued or repriced with a weighted average rate of 0.53% and a weighted average maturity at inception of 18 months.

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

Interest expense on borrowings decreased $27.6 million to $154.2 million for the year ended December 31, 2012, from $181.8 million for the year ended December 31, 2011, due to a decrease in the average cost to 3.33% for the year ended December 31, 2012, from 4.16% for the year ended December 31, 2011, offset by an increase of $256.2 million in the average balance.  The decrease in the average cost of borrowings was the result of the repayment of borrowings that matured over the past year which had a higher weighted average rate than the weighted average rate of the portfolio and increased utilization of low cost FHLB-NY advances during 2012.  The increase in the average balance of borrowings was primarily the result of using low cost borrowings to help offset the decline in high cost certificates of deposit during 2012, coupled with the impact of the issuance of our 5.00% senior unsecured notes in June 2012 and using the proceeds to repay our 5.75% senior unsecured notes in September 2012.

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

The provision for loan losses for the year ended December 31, 2012 totaled $40.4 million, compared to $37.0 million for the year ended December 31, 2011.  The allowance for loan losses totaled $145.5 million at December 31, 2012, compared to $157.2 million at December 31, 2011.  The allowance for loan losses reflects the composition and size of our loan portfolio, the levels and composition of our loan delinquencies and non-performing loans, our loss history and our evaluation of the housing and real estate markets and overall economy, including the unemployment rate and other factors.  The decrease in the allowance for loan losses reflects the general stabilizing trend in overall asset quality we have experienced since 2010 as total delinquencies have continued a downward trend.  Total delinquencies and non-accrual loans decreased $51.4 million to $497.0 million at December 31, 2012, compared to $548.4 million at December 31, 2011, reflecting a decrease of $33.7 million in early stage loan delinquencies (loans 30-89 days past due) and a decrease of $17.8 million in non-performing loans.  Non-performing loans, which are comprised primarily of mortgage loans, decreased to $315.1 million, or 2.38% of total loans, at December 31, 2012, compared to $332.9 million, or 2.51% of total loans, at December 31, 2011, primarily due to a decrease of $26.8 million in non-performing residential mortgage loans, partially offset by an increase of $8.6 million in non-performing multi-family and commercial real estate mortgage loans due, in part, to loans that were modified in a TDR in 2012.  While the trend of lower non-performing loans has continued during 2012, we expect the levels will remain somewhat elevated for some time, especially in certain states where judicial foreclosure proceedings are required.  Non-performing loans include loans modified in a TDR which are initially placed on non-accrual status.  Such loans totaled $32.8 million at December 31, 2012 and $18.8 million at December 31, 2011.  Of the total loans modified in a TDR included in non-accrual loans, $13.7 million at December 31, 2012 and $10.9 million at December 31, 2011 were less than 90 days past due.  Net loan charge-offs totaled $52.1 million, or 39 basis points of average loans outstanding, for the year ended December 31, 2012.  This compares to net loan charge-offs of $81.3 million, or 60 basis points of average loans outstanding, for the year ended December 31, 2011.  The decrease in net loan charge-offs for the year ended December 31, 2012, compared to the year ended December 31, 2011, was primarily due to a decrease of $12.6 million in net charge-offs on residential mortgage loans and a decrease of $15.6 million in net charge-offs on multi-family mortgage loans.  The allowance for loan losses as a percentage of total loans was 1.10% at December 31, 2012, compared to 1.18% at December 31, 2011. The allowance for loan losses as a percentage of non-performing loans was 46.18% at December 31, 2012, compared to 47.22% at December 31, 2011.    The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages we apply to our non-performing loans are higher than the allowance coverage percentages applied to our performing loans.  In evaluating our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral.

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

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies – Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality.”

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

Non-Interest Expense

Non-interest expense decreased slightly to $300.1 million for the year ended December 31, 2012, from $301.4 million for the year ended December 31, 2011.  The decrease in non-interest expense was primarily due to a reduction in compensation and benefits expense and advertising expense, partially offset by increases in federal deposit insurance premium expense and occupancy, equipment and systems expense and an extinguishment of debt expense in 2012.  Our percentage of general and administrative expense to average assets increased to 1.75% for the year ended December 31, 2012, compared to 1.73% for the year ended December 31, 2011, primarily as a result of a decline in average assets for 2012 compared to 2011.

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

Federal deposit insurance premium expense increased $9.3 million to $47.4 million for the year ended December 31, 2012, from $38.1 million for the year ended December 31, 2011. On February 7, 2011, the FDIC adopted a final rule that redefined the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, as required by the Reform Act, rather than on deposit bases, and revised the risk-based assessment system for all large insured depository institutions effective April 1, 2011 which resulted in significantly higher federal deposit insurance premium expense.  For further discussion of the changes in FDIC insurance premiums, see Item 1, “Business – Regulation and Supervision,” and Item 1A, “Risk Factors.”

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

Advertising expense decreased $1.4 million to $6.4 million for the year ended December 31, 2012, compared to $7.8 million for the year ended December 31, 2011.  This decrease was due to additional marketing campaigns in 2011 compared to 2012.  During the year ended December 31, 2012, we incurred an extinguishment of debt expense of $1.2 million related to the prepayment on September 13, 2012 of our 5.75% senior unsecured notes which were due on October 15, 2012.  Other non-interest expense decreased $541,000 to $38.6 million for the year ended December 31, 2012, from $39.2 million for the year ended December 31, 2011, primarily due to a decline of $3.9 million in REO related expense to $7.9 million for the year ended December 31, 2012, from $11.8 million for the year ended December 31, 2011, substantially offset by increases in branch losses, legal fees and other loan expenses.

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

Asset Quality

As a result of our continuing efforts to reposition the asset mix of our balance sheet, we have experienced increases in our multi-family and commercial real estate mortgage loan portfolios and a decline in our residential mortgage loan portfolio.  Our multi-family mortgage loans increased to represent 26% of our total loan portfolio at December 31, 2013, compared to 18% at December 31, 2012, and our commercial real estate mortgage loans increased to represent 7% of our total loan portfolio at December 31, 2013, compared to 6% at December 31, 2012.  In contrast, our residential mortgage loans decreased to represent 65% of our total loan portfolio at December 31, 2013, compared to 74% at December 31, 2012.  At December 31, 2013 and 2012, the remaining 2% of our total loan portfolio was comprised of consumer and other loans.

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

Effective January 10, 2014, we became subject to rules adding restrictions and requirements to mortgage origination and servicing practices which, among other things, prohibit creditors from extending mortgage loans without regard for the consumer’s ability to repay, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification and the required methods of calculating the loan’s monthly payments and establish certain protections from liability for loans that meet the requirements of a Qualified Mortgage.  Under the rules, Qualified Mortgages are mortgage loans that meet standards prohibiting or limiting certain high risk products and features.  Our current policy is to only originate mortgage loans that meet the requirements of a Qualified Mortgage.  See Item 1, “Business – Regulation and Supervision – Consumer Financial Protection Bureau Regulation of Mortgage Origination and Servicing.”

Full documentation loans comprised 90% of our total mortgage loan portfolio at December 31, 2013, compared to 89% at December 31, 2012, and comprised 85% of our residential mortgage loan portfolio at December 31, 2013, compared to 86% at December 31, 2012.  The following table provides further details on the composition of our residential mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At December 31,
	2013		2012
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Residential mortgage loans:
Full documentation interest-only (1)	$1,382,201	17.20%	$2,001,396	20.61%
Full documentation amortizing	5,419,457	67.42	6,304,872	64.92
Reduced documentation interest-only (1)(2)	839,661	10.45	1,005,295	10.35
Reduced documentation amortizing (2)	395,957	4.93	399,663	4.12
Total residential mortgage loans	$8,037,276	100.00%	$9,711,226	100.00%

(1)         Includes interest-only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaling $1.66 billion at December 31, 2013 and $2.18 billion at December 31, 2012.

(2)         Includes SISA loans totaling $193.0 million at December 31, 2013 and $222.7 million at December 31, 2012.

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

At December 31, 2013, our residential mortgage loan portfolio totaled $8.04 billion, of which $832.0 million, or 10%, represented loans to borrowers with FICO scores of 660 or below.  Interest-only loans comprised 63% of the loans to borrowers with FICO scores of 660 or below and 37% were amortizing loans.  In addition, 59% of our loans to borrowers with FICO scores of 660 or below were full documentation loans and 41% were reduced documentation loans.  We believe the aforementioned loans, when originated, were amply collateralized and otherwise conformed to our prime lending standards and do not present a greater risk of loss or other asset quality risk relative to comparable loans in our portfolio to other borrowers with higher credit scores.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

	At December 31,
(Dollars in Thousands)	2013	2012	2011	2010	2009
Non-performing loans (1) (2):
Mortgage loans:
Residential	$305,626	$291,051	$317,867	$342,315	$330,082
Multi-family	12,539	10,658	8,022	36,292	64,984
Commercial real estate	7,857	6,869	900	6,529	8,682
Consumer and other loans	5,980	6,508	6,068	5,574	4,824
Total non-performing loans	332,002	315,086	332,857	390,710	408,572
REO, net (3)	42,636	28,523	48,059	63,782	46,220
Total non-performing assets	$374,638	$343,609	$380,916	$454,492	$454,792
Non-performing loans to total loans	2.67%	2.38%	2.51%	2.75%	2.59%
Non-performing loans to total assets	2.10	1.91	1.96	2.16	2.02
Non-performing assets to total assets	2.37	2.08	2.24	2.51	2.25

(1)

Non-performing loans are comprised primarily of non-accrual loans. Non-performing loans included loans modified in a TDR totaling $109.8 million at December 31, 2013, $32.8 million at December 31, 2012, $18.8 million at December 31, 2011, $47.5 million at December 31, 2010 and $57.2 million at December 31, 2009. Non-performing loans exclude loans which have been modified in a TDR that have been returned to accrual status.

(2)

Includes mortgage loans past due 90 days or more, primarily as to their maturity date but not their interest due, and still accruing interest totaling $384,000 at December 31, 2013, $328,000 at December 31, 2012, $162,000 at December 31, 2011, $845,000 at December 31, 2010 and $600,000 at December 31, 2009.

(3)

REO, all of which are residential properties, is net of a valuation allowance totaling $834,000 at December 31, 2013, $1.6 million at December 31, 2012, $2.5 million at December 31, 2011, $1.5 million at December 31, 2010 and $816,000 at December 31, 2009.

Total non-performing assets increased $31.0 million to $374.6 million at December 31, 2013, from $343.6 million at December 31, 2012, reflecting an increase in non-performing loans, coupled with an increase in REO, net.  The ratio of non-performing assets to total assets increased to  2.37% at December 31, 2013, compared to 2.08% at December 31, 2012, reflecting increases in both non-performing loans and REO, net, coupled with a decrease in total assets at December 31, 2013 compared to December 31, 2012.  The ratio of non-performing loans to total loans increased to 2.67% at December 31, 2013, compared to 2.38% at December 31, 2012, as a result of the increase in non-performing loans, coupled with overall contraction of the loan portfolio.  Non-performing loans, the most significant component of non-performing assets, increased $16.9 million to $332.0 million at December 31, 2013, compared to $315.1 million at December 31, 2012, even as loans delinquent 90 days or more past due continued to decline.  At December 31, 2012, non-performing loans included bankruptcy loans which were discharged during 2012, regardless of delinquency status of the loans.  Effective in the 2013 first quarter, non-performing loans also included bankruptcy loans which were discharged in years prior to 2012, regardless of the delinquency status of the loans, as discussed further below, resulting in an increase in non-performing loans at December 31, 2013 compared to December 31, 2012.  REO, net, increased $14.1 million to $42.6 million at December 31, 2013 compared to $28.5 million December 31, 2012.  This increase primarily reflects an increase in the number of loans that shifted from non-performing delinquent loans to REO through the completion of the foreclosure process in 2013, particularly in the latter half of 2013.

Loans modified in a TDR are initially placed on non-accrual status regardless of their delinquency status.  Loans modified in a TDR which are included in non-accrual loans totaled $109.8 million at December 31, 2013 and $32.8 million at December 31, 2012, of which $79.4 million at December 31, 2013 and $13.7 million at December 31, 2012 were current or less than 90 days past due.  The increase in restructured non-accrual loans is primarily related to the aforementioned inclusion, effective in the 2013 first quarter, of bankruptcy loans which were discharged prior to 2012.  Bankruptcy loans included in non-accrual loans totaled $83.2 million at December 31, 2013, including $65.1 million which were discharged prior to 2012, and totaled $12.5 million at December 31, 2012.  Of the total bankruptcy loans included in non-accrual loans, $61.0 million were current or less than 90 days past due at December 31, 2013, including $51.1 million which were discharged prior to 2012, and $5.7 million were current or less than 90 days past due at December 31, 2012.  Such loans continue to generate interest income on a cash basis as payments are received.  Loans modified in a TDR remain in non-accrual status until we determine that future collection of principal and interest is reasonably assured.  Where we have agreed to modify the contractual terms of a borrower’s loan, we require the borrower to demonstrate performance according to the restructured terms, generally for a period of six months, prior to returning the loan to accrual status.  Loans modified in a TDR which have been returned to accrual status are excluded from non-performing loans.  Restructured accruing loans totaled $100.5 million at December 31, 2013, $98.7 million at December 31, 2012, $73.7 million at December 31, 2011, $49.2 million at December 31, 2010 and $26.0 million at December 31, 2009.

If all non-accrual loans at December 31, 2013, 2012 and 2011 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $15.6 million for the year ended December 31, 2013, $16.8 million for the year ended December 31, 2012 and $19.3 million for the year ended December 31, 2011.  This compares to actual payments recorded as interest income, with respect to such loans, of $6.2 million for the year ended December 31, 2013, $4.3 million for the year ended December 31, 2012 and $5.2 million for the year ended December 31, 2011.

We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  Included in loans held-for-sale, net, are delinquent and non-performing mortgage loans totaling $791,000 at December 31, 2013 and $3.9 million at December 31, 2012, substantially all of which were multi-family mortgage loans.  Such loans are excluded from non-performing loans, non-performing assets and related ratios.

In addition to non-performing loans, we had $182.0 million of potential problem loans at December 31, 2013, compared to $191.5 million at December 31, 2012.  Such loans include loans past due 60-89 days and accruing interest and certain other internally adversely classified loans.

Non-performing residential mortgage loans continue to include a greater concentration of reduced documentation loans as compared to the entire residential mortgage loan portfolio.  Reduced documentation loans represented only 15% of the residential mortgage loan portfolio, yet represented 49% of non-performing residential mortgage loans at December 31, 2013.  The following table provides further details on the composition of our non-performing residential mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At December 31,
	2013		2012
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Non-performing residential mortgage loans:
Full documentation interest-only	$100,228	32.79%	$99,521	34.19%
Full documentation amortizing	54,909	17.97	44,326	15.23
Reduced documentation interest-only	118,158	38.66	113,482	38.99
Reduced documentation amortizing	32,331	10.58	33,722	11.59
Total non-performing residential mortgage loans (1)	$305,626	100.00%	$291,051	100.00%

(1)          Includes $71.2 million of loans less than 90 days past due at December 31, 2013, of which $62.8 million were current, and includes $10.4 million of loans less than 90 days past due at December 31, 2012, of which $7.8 million were current.

The following table provides details on the geographic composition of both our total and non-performing residential mortgage loans as of December 31, 2013.

	Residential Mortgage Loans At December 31, 2013
(Dollars in Millions)	Total Loans	Percent of Total Loans	Total Non-Performing Loans (1)	Percent of Total Non-Performing Loans	Non-Performing Loans as Percent of State Totals
State:
New York	$2,373.2	29.6%	$54.6	17.8%	2.30%
Connecticut	828.7	10.3	36.2	11.8	4.37
Illinois	741.1	9.2	35.5	11.6	4.79
Massachusetts	679.6	8.5	13.4	4.4	1.97
New Jersey	570.9	7.1	57.0	18.7	9.98
Virginia	559.4	7.0	15.0	4.9	2.68
Maryland	498.0	6.2	35.6	11.6	7.15
California	477.1	5.9	23.4	7.7	4.90
Washington	227.9	2.8	2.6	0.9	1.14
Texas	204.7	2.5	-	-	-
All other states (2) (3)	876.7	10.9	32.3	10.6	3.68
Total	$8,037.3	100.0%	$305.6	100.0%	3.80%

(1)         Includes loans which were current or less than 90 days past due totaling $71.2 million.

(2)         Includes 25 states and Washington, D.C.

(3)         Includes Florida with $142.8 million total loans, of which $12.4 million were non-performing loans.

At December 31, 2013, the geographic composition of our multi-family and commercial real estate mortgage loan portfolio was 99% in the New York metropolitan area and 1% in various other states and the geographic composition of non-performing multi-family and commercial real estate mortgage loans was 91% in the New York metropolitan area, 8% in Pennsylvania and 1% in Massachusetts.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
	Number		Number		Number
	of		of		of
(Dollars in Thousands)	Loans	Amount	Loans	Amount	Loans	Amount
At December 31, 2013:
Mortgage loans:
Residential	316	$96,302	62	$22,393	784	$234,378
Multi-family	52	13,844	6	1,327	24	9,054
Commercial real estate	6	2,659	3	1,690	3	1,154
Consumer and other loans	76	3,177	24	1,340	48	5,948
Total delinquent loans	450	$115,982	95	$26,750	859	$250,534
Delinquent loans to total loans		0.93%		0.21%		2.01%

At December 31, 2012:
Mortgage loans:
Residential	352	$108,280	101	$27,814	946	$280,671
Multi-family	39	21,743	14	5,382	13	7,359
Commercial real estate	10	13,536	6	3,126	6	6,869
Consumer and other loans	82	3,223	33	1,315	56	6,508
Total delinquent loans	483	$146,782	154	$37,637	1,021	$301,407
Delinquent loans to total loans		1.11%		0.28%		2.28%

At December 31, 2011:
Mortgage loans:
Residential	360	$129,779	113	$31,752	1,006	$310,451
Multi-family	42	29,109	12	14,915	9	5,534
Commercial real estate	3	4,882	2	1,060	-	-
Consumer and other loans	94	4,187	33	1,587	51	5,947
Total delinquent loans	499	$167,957	160	$49,314	1,066	$321,932
Delinquent loans to total loans		1.27%		0.37%		2.43%

Allowance for Losses

The following table sets forth the changes in our allowance for loan losses for the periods indicated.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2013	2012	2011	2010	2009
Balance at beginning of year	$145,501	$157,185	$201,499	$194,049	$119,029
Provision charged to operations	19,601	40,400	37,000	115,000	200,000
Charge-offs:
Residential	(26,644)	(49,794)	(64,834)	(84,537)	(83,713)
Multi-family	(4,732)	(6,275)	(22,160)	(29,158)	(44,724)
Commercial real estate	(3,748)	(2,607)	(4,138)	(6,970)	(2,666)
Consumer and other loans	(1,916)	(2,541)	(1,665)	(2,583)	(2,096)
Total charge-offs	(37,040)	(61,217)	(92,797)	(123,248)	(133,199)
Recoveries:
Residential	8,346	8,407	10,844	12,957	6,956
Multi-family	1,237	206	502	1,867	1,052
Commercial real estate	535	1	-	725	81
Consumer and other loans	820	519	137	149	130
Total recoveries	10,938	9,133	11,483	15,698	8,219
Net charge-offs (1)	(26,102)	(52,084)	(81,314)	(107,550)	(124,980)
Balance at end of year	$139,000	$145,501	$157,185	$201,499	$194,049

Net charge-offs to average loans outstanding	0.20%	0.39%	0.60%	0.70%	0.77%
Allowance for loan losses to total loans	1.12	1.10	1.18	1.42	1.23
Allowance for loan losses to non-performing loans	41.87	46.18	47.22	51.57	47.49

(1)          Includes net charge-offs related to reduced documentation residential mortgage loans totaling $6.2 million, $18.6 million, $28.7 million, $39.6 million and $50.6 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively, and net charge-offs related to certain delinquent and non-performing loans transferred to held-for-sale totaling $4.6 million, $1.7 million, $21.6 million, $26.1 million and $40.9 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

The following table sets forth the changes in our valuation allowance for REO for the periods indicated.

	At or For the Year Ended December 31,
(In Thousands)	2013	2012	2011	2010	2009
Balance at beginning of year	$1,555	$2,499	$1,513	$816	$2,028
Provision charged to operations	1,298	2,914	4,039	2,805	1,297
Charge-offs	(2,421)	(4,428)	(3,248)	(2,369)	(4,943)
Recoveries	402	570	195	261	2,434
Balance at end of year	$834	$1,555	$2,499	$1,513	$816

The following table sets forth our allocation of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
(Dollars in Thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Residential	$80,337	64.89%	$89,267	73.82%	$105,991	80.02%	$125,524	76.77%	$113,288	75.88%
Multi-family	36,703	26.61	35,514	18.29	35,422	12.84	56,266	15.58	63,145	16.48
Commercial real estate	13,136	6.56	14,404	5.88	11,972	5.00	15,563	5.46	10,638	5.53
Consumer and other loans	8,824	1.94	6,316	2.01	3,800	2.14	4,146	2.19	6,978	2.11
Total allowance for loan losses	$139,000	100.00%	$145,501	100.00%	$157,185	100.00%	$201,499	100.00%	$194,049	100.00%

The allowance for loan losses is allocated by loan category, but the portion of the allowance for loan losses allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance for loan losses is available for losses applicable to the entire loan portfolio.  The decrease in the allowance for loan losses allocated to residential mortgage loans at December 31, 2013, compared to December 31, 2012, primarily reflects the decrease in the balance of this portfolio, coupled with decreases in net loan charge-offs and loan delinquencies.  The increase in the allowance for loan losses allocated to multi-family loans at December 31, 2013, compared to December 31, 2012, primarily reflects the increase in the balance of this portfolio.  The decrease in the allowance for loan losses allocated to commercial real estate mortgage loans at December 31, 2013, compared to December 31, 2012, primarily reflects the decrease in loan delinquencies, partially offset by the increase in the balance of this portfolio.  The increase in the allowance for loan losses allocated to consumer and other loans at December 31, 2013, compared to December 31, 2012, primarily relates to home equity lines of credit in consideration of such loans entering their amortization period.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2013, 2012, 2011, 2010 and 2009.

Impact of Recent Accounting Standards and Interpretations

In January 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Qualified Affordable Housing Projects,” which applies to all reporting entities that invest in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  Currently under GAAP, a reporting entity that invests in a qualified affordable housing project may elect to account for that investment using the effective yield method if all of the conditions are met.  For those investments that are not accounted for using the effective yield method, GAAP requires that they be accounted for under either the equity method or the cost method.  Certain of the conditions required to be met to use the effective yield method were restrictive and thus prevented many such investments from qualifying for the use of the effective yield method.  The amendments in this update modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to use the proportional amortization method to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit).  Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments.   The amendments in ASU 2014-01 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.  Early adoption is permitted.  This guidance is not expected to have a material impact on our financial condition or results of operations.

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” which applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The amendments in this update clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in ASU 2014-04 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.  Early adoption is permitted and entities can elect to adopt a modified retrospective transition method or a prospective transition method.  This guidance is not expected to have a material impact on our financial condition or results of operations.

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

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods.  The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2013 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment activity.  The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities.  Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the underlying collateral is located, seasonal factors, demographic variables and the assumability of the underlying mortgages.

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

The Gap Table includes $700.0 million of borrowings which are callable within one year and on a quarterly basis thereafter and $200.0 million of borrowings which are callable in 2015, all classified according to their maturity dates primarily in the more than three years to five years category; and $100.0 million of borrowings which are callable in 2016 and $950.0 million of borrowings which are callable in 2017, all classified according to their maturity dates in the more than five years category.  In addition, the Gap Table includes callable securities with an amortized cost of $186.8 million which are callable within one year and at various times thereafter classified according to their maturity dates in the more than five years category.  The classification of callable borrowings and securities according to their maturity dates is based on our experience with, and expectations of, the behavior of these types of instruments in the current interest rate environment.

As indicated in the Gap Table, our one-year cumulative gap at December 31, 2013 was positive 2.59% compared to positive 13.23% at December 31, 2012.  The change in our one-year cumulative gap is primarily due to a decrease in the balances of mortgage loans and mortgage-backed securities projected to mature or reprice within one year at December 31, 2013, compared to December 31, 2012, and reflects the decline in the levels of prepayments on our mortgage loan and mortgage-backed securities portfolios that is expected to result from the increase in long-term interest rates, the effects of which we began to experience near the end of the 2013 third quarter and continued into the remainder of 2013.

	At December 31, 2013
		More than	More than
		One Year	Three Years
	One Year	to	to	More than
(Dollars in Thousands)	or Less	Three Years	Five Years	Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$3,961,910	$2,855,649	$3,848,485	$1,233,254	$11,899,298
Consumer and other loans (1)	218,874	7,776	2,477	4,574	233,701
Interest-earning cash accounts	88,848	-	-	-	88,848
Securities available-for-sale	68,343	69,601	94,733	177,017	409,694
Securities held-to-maturity	212,074	337,007	454,142	816,667	1,819,890
FHLB-NY stock	-	-	-	152,207	152,207
Total interest-earning assets	4,550,049	3,270,033	4,399,837	2,383,719	14,603,638
Net unamortized purchase premiums and deferred costs (2)	23,515	19,416	26,143	21,013	90,087
Net interest-earning assets (3)	4,573,564	3,289,449	4,425,980	2,404,732	14,693,725
Interest-bearing liabilities:
Savings	336,709	390,578	390,578	1,376,034	2,493,899
Money market	1,154,577	390,872	390,872	35,815	1,972,136
NOW and demand deposit	107,036	214,112	214,112	1,562,218	2,097,478
Certificates of deposit	1,477,631	1,562,515	251,651	-	3,291,797
Borrowings, net	1,088,472	848,944	1,049,745	1,150,000	4,137,161
Total interest-bearing liabilities	4,164,425	3,407,021	2,296,958	4,124,067	13,992,471
Interest sensitivity gap	409,139	(117,572)	2,129,022	(1,719,335)	$701,254
Cumulative interest sensitivity gap	$409,139	$291,567	$2,420,589	$701,254

Cumulative interest sensitivity gap as a percentage of total assets	2.59%	1.85%	15.33%	4.44%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	109.82%	103.85%	124.53%	105.01%

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

Net Interest Income Sensitivity Analysis

In managing IRR, we also use an internal income simulation model for our net interest income sensitivity analyses.  These analyses measure changes in projected net interest income over various time periods resulting from hypothetical changes in interest rates.  The interest rate scenarios most commonly analyzed reflect gradual and reasonable changes over a specified time period, which is typically one year.  The base net interest income projection utilizes similar assumptions as those reflected in the Gap Table, assumes that cash flows are reinvested in similar assets and liabilities and that interest rates as of the reporting date remain constant over the projection period.  For each alternative interest rate scenario, corresponding changes in the cash flow and repricing assumptions of each financial instrument, consisting of all our interest-bearing assets and interest-bearing liabilities included in the Gap Table, are made to determine the impact on net interest income.

We perform analyses of interest rate increases and decreases of up to 400 basis points (when reasonably practical) over various time horizons although changes in interest rates of 200 basis points over a one year horizon is a more common and reasonable scenario for analytical purposes.  Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning January 1, 2014 would decrease by approximately 4.00% from the base projection.  At December 31, 2012, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2013 would have increased by approximately 6.16% from the base projection.  The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%.  However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning January 1, 2014 would decrease by approximately 1.99% from the base projection.  At December 31, 2012, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2013 would have decreased by approximately 5.27% from the base projection.  The down 100 basis point scenarios include some limitations as well since certain indices, yields and costs are already below 1.00%.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, although our net interest income sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from BOLI and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning January 1, 2014 would increase by approximately $3.4 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning January 1, 2014 would decrease by approximately $3.0 million with respect to these items alone.

For information regarding our credit risk, see “Asset Quality,” in Item 7, “MD&A.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For our Consolidated Financial Statements, see the index on page A - 1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Monte N. Redman, our President and Chief Executive Officer, and Frank E. Fusco, our Senior Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2013.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding directors and executive officers who are not directors of Astoria Financial Corporation is presented in the tables under the headings “Board Nominees, Directors and Executive Officers,” “Committees and Meetings of the Board” and “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 21, 2014, which will be filed with the SEC within 120 days from December 31, 2013, and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of our Board of Directors, including information regarding an audit committee financial expert serving on the audit committee, is presented under the heading “Committees and Meetings of the Board” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 21, 2014, which will be filed with the SEC within 120 days from December 31, 2013, and is incorporated herein by reference.

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

During the year ended December 31, 2013, there were no material changes to procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive (and director) compensation is included under the headings “Transactions with Certain Related Parties,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Option Exercises and Stock Vested Table,” “Pension Benefits Table,” “Other Potential Post-Employment Payments” and “Director Compensation,” including related narratives, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 21, 2014 which will be filed with the SEC within 120 days from December 31, 2013, and is incorporated herein by reference.

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

Information relating to security ownership of certain beneficial owners and management is included under the headings “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Securities Authorized for Issuance under Equity Compensation Plans Table,” and related narrative, in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 21, 2014, which will be filed with the SEC within 120 days from December 31, 2013, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is included under the headings “Transactions with Certain Related Persons,” “Compensation Committee Interlocks and Insider Participation” and “Director Independence” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 21, 2014, which will be filed with the SEC within 120 days from December 31, 2013, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services and the pre-approval of such services and fees is included under the headings “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees,” and in the related narrative, in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 21, 2014, which will be filed with the SEC within 120 days from December 31, 2013, and is incorporated herein by reference.

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

Astoria Financial Corporation

/s/	Monte N. Redman	Date:	February 27, 2014
Monte N. Redman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	NAME	DATE

/s/	Ralph F. Palleschi	February 27, 2014
Ralph F. Palleschi
Chairman

/s/	Monte N. Redman	February 27, 2014
Monte N. Redman
President, Chief Executive Officer and Director

/s/	Frank E. Fusco	February 27, 2014
Frank E. Fusco
Senior Executive Vice President and
Chief Financial Officer

/s/	John F. Kennedy	February 27, 2014
John F. Kennedy
Senior Vice President and
Chief Accounting Officer

/s/	Gerard C. Keegan	February 27, 2014
Gerard C. Keegan
Vice Chairman, Senior Executive Vice President and
Chief Operating Officer

/s/	Jane D. Carlin	February 27, 2014
Jane D. Carlin
Director

/s/	John R. Chrin	February 27, 2014
John R. Chrin
Director

/s/	John J. Corrado	February 27, 2014
John J. Corrado
Director

/s/	Brian M. Leeney	February 27, 2014
Brian M. Leeney
Director

/s/	Patricia M. Nazemetz	February 27, 2014
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

Astoria Financial Corporation management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992).  Based on our assessment we believe that, as of December 31, 2013, the company’s internal control over financial reporting is effective based on those criteria.

Astoria Financial Corporation’s independent registered public accounting firm has issued an audit report on the effectiveness of the company’s internal control over financial reporting as of December 31, 2013.  This report appears on page A - 3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Astoria Financial Corporation:

We have audited the internal control over financial reporting of Astoria Financial Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

New York, New York

February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Astoria Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astoria Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York

February 27, 2014

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
(In Thousands, Except Share Data)	2013	2012

ASSETS:
Cash and due from banks	$121,950	$121,473
Available-for-sale securities:
Encumbered	105,234	79,851
Unencumbered	296,456	256,449
Total available-for-sale securities	401,690	336,300
Held-to-maturity securities, fair value of $1,811,122 and $1,725,090, respectively:
Encumbered	1,150,315	1,133,193
Unencumbered	699,211	566,948
Total held-to-maturity securities	1,849,526	1,700,141
Federal Home Loan Bank of New York stock, at cost	152,207	171,194
Loans held-for-sale, net	7,375	76,306
Loans receivable	12,442,066	13,223,972
Allowance for loan losses	(139,000)	(145,501)
Loans receivable, net	12,303,066	13,078,471
Mortgage servicing rights, net	12,800	6,947
Accrued interest receivable	37,926	41,688
Premises and equipment, net	112,530	115,632
Goodwill	185,151	185,151
Bank owned life insurance	423,375	418,155
Real estate owned, net	42,636	28,523
Other assets	143,490	216,661
Total assets	$15,793,722	$16,496,642

LIABILITIES:
Deposits	$9,855,310	$10,443,958
Federal funds purchased	335,000	-
Reverse repurchase agreements	1,100,000	1,100,000
Federal Home Loan Bank of New York advances	2,454,000	2,897,000
Other borrowings, net	248,161	376,496
Mortgage escrow funds	109,458	113,101
Accrued expenses and other liabilities	172,280	272,098
Total liabilities	14,274,209	15,202,653

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series C (150,000 shares authorized; and 135,000 and -0- shares issued and outstanding, respectively)	129,796	-
Common stock, $0.01 par value (200,000,000 shares authorized;
166,494,888 shares issued; and 98,841,960 and 98,419,318 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	894,297	884,689
Retained earnings	1,930,026	1,891,022
Treasury stock (67,652,928 and 68,075,570 shares, at cost, respectively)	(1,398,021)	(1,406,755)
Accumulated other comprehensive loss	(38,250)	(73,090)
Unallocated common stock held by ESOP (-0- and 967,013 shares, respectively)	-	(3,542)
Total stockholders’ equity	1,519,513	1,293,989
Total liabilities and stockholders’ equity	$15,793,722	$16,496,642

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In Thousands, Except Share Data)	2013	2012	2011
Interest income:
Residential mortgage loans	$289,790	$372,478	$433,951
Multi-family and commercial real estate mortgage loans	163,352	149,694	162,433
Consumer and other loans	8,797	9,258	9,889
Mortgage-backed and other securities	49,563	61,757	82,055
Repurchase agreements and interest-earning cash accounts	263	338	237
Federal Home Loan Bank of New York stock	6,665	6,984	6,683
Total interest income	518,430	600,509	695,248
Interest expense:
Deposits	62,617	98,021	138,049
Borrowings	113,911	154,219	181,773
Total interest expense	176,528	252,240	319,822
Net interest income	341,902	348,269	375,426
Provision for loan losses	19,601	40,400	37,000
Net interest income after provision for loan losses	322,301	307,869	338,426
Non-interest income:
Customer service fees	36,786	39,520	46,135
Other loan fees	2,230	2,640	3,160
Gain on sales of securities	2,057	8,477	-
Mortgage banking income, net	13,241	6,820	4,413
Income from bank owned life insurance	8,404	9,439	10,257
Other	6,854	6,339	4,950
Total non-interest income	69,572	73,235	68,915
Non-interest expense:
General and administrative:
Compensation and benefits	133,689	139,140	151,149
Occupancy, equipment and systems	70,711	67,406	65,182
Federal deposit insurance premium	37,188	47,363	38,083
Advertising	6,400	6,392	7,842
Extinguishment of debt	4,266	1,212	-
Other	35,277	38,620	39,161
Total non-interest expense	287,531	300,133	301,417
Income before income tax expense	104,342	80,971	105,924
Income tax expense	37,749	27,880	38,715
Net income	66,593	53,091	67,209
Preferred stock dividends	7,214	-	-
Net income available to common shareholders	$59,379	$53,091	$67,209

Basic earnings per common share	$0.60	$0.55	$0.70
Diluted earnings per common share	$0.60	$0.55	$0.70

Basic weighted average common shares outstanding	97,121,497	95,455,344	93,253,928
Diluted weighted average common shares outstanding	97,121,497	95,455,344	93,253,928

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In Thousands)	2013	2012	2011

Net income	$66,593	$53,091	$67,209

Other comprehensive income (loss), net of tax:
Net unrealized loss on securities available-for-sale:
Net unrealized holding loss on securities arising during the year	(10,485)	(1,320)	(3,354)
Reclassification adjustment for gain on sales of securities included in net income	(1,332)	(5,490)	-
Net unrealized loss on securities available-for-sale	(11,817)	(6,810)	(3,354)

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	44,180	9,143	(35,960)
Reclassification adjustment for net actuarial loss included in net income	2,335	3,527	5,564
Net actuarial loss adjustment on pension plans and other postretirement benefits	46,515	12,670	(30,396)

Prior service cost adjustment on pension plans and other postretirement benefits:
Prior service cost adjustment arising during the year	-	(3,538)	-
Reclassification adjustment for prior service cost included in net income	142	98	60
Prior service cost adjustment on pension plans and other postretirement benefits	142	(3,440)	60

Reclassification adjustment for loss on cash flow hedge included in net income	-	151	190

Total other comprehensive income (loss), net of tax	34,840	2,571	(33,500)

Comprehensive income	$101,433	$55,662	$33,709

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

							Accumulated	Unallocated
				Additional			Other	Common
		Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stock Held
(In Thousands, Except Share Data)	Total	Stock	Stock	Capital	Earnings	Stock	Loss	by ESOP

Balance at December 31, 2010	$1,241,780	$ -	$1,665	$864,744	$1,848,095	$ (1,417,956)	$ (42,161)	$ (12,607)

Net income	67,209	-	-	-	67,209	-	-	-
Other comprehensive loss, net of tax	(33,500)	-	-	-	-	-	(33,500)	-
Dividends on common stock ($0.52 per share)	(49,435)	-	-	-	(49,435)	-	-	-
Restricted stock grants (685,650 shares)	-	-	-	(9,698)	(4,471)	14,169	-	-
Forfeitures of restricted stock (25,404 shares)	-	-	-	357	167	(524)	-	-
Stock-based compensation	9,035	-	-	9,008	27	-	-	-
Net tax benefit shortfall from stock-based compensation	(263)	-	-	(263)	-	-	-	-
Allocation of ESOP stock	16,372	-	-	11,247	-	-	-	5,125
Balance at December 31, 2011	1,251,198	-	1,665	875,395	1,861,592	(1,404,311)	(75,661)	(7,482)

Net income	53,091	-	-	-	53,091	-	-	-
Other comprehensive income, net of tax	2,571	-	-	-	-	-	2,571	-
Dividends on common stock ($0.25 per share)	(24,104)	-	-	-	(24,104)	-	-	-
Restricted stock grants (157,000 shares)	-	-	-	(1,541)	(1,703)	3,244	-	-
Forfeitures of restricted stock (275,397 shares)	-	-	-	3,918	1,770	(5,688)	-	-
Stock-based compensation	5,166	-	-	4,790	376	-	-	-
Net tax benefit shortfall from stock-based compensation	(4,123)	-	-	(4,123)	-	-	-	-
Allocation of ESOP stock	10,190	-	-	6,250	-	-	-	3,940
Balance at December 31, 2012	1,293,989	-	1,665	884,689	1,891,022	(1,406,755)	(73,090)	(3,542)

Net income	66,593	-	-	-	66,593	-	-	-
Other comprehensive income, net of tax	34,840	-	-	-	-	-	34,840	-
Issuance of Preferred Stock, Series C (135,000 shares)	129,796	129,796	-	-	-	-	-	-
Dividends on common stock ($0.16 per share)	(15,667)	-	-	-	(15,667)	-	-	-
Dividends on preferred stock ($53.44 per share)	(7,214)	-	-	-	(7,214)	-	-	-
Restricted stock grants (536,110 shares)	-	-	-	(5,200)	(5,878)	11,078	-	-
Forfeitures of restricted stock (113,468 shares)	-	-	-	1,234	1,110	(2,344)	-	-
Stock-based compensation	6,969	-	-	6,909	60	-	-	-
Net tax benefit shortfall from stock-based compensation	(800)	-	-	(800)	-	-	-	-
Allocation of ESOP stock	11,007	-	-	7,465	-	-	-	3,542
Balance at December 31, 2013	$1,519,513	$129,796	$1,665	$894,297	$1,930,026	$ (1,398,021)	$ (38,250)	$ -

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In Thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$66,593	$53,091	$67,209
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on loans	20,511	26,101	28,810
Net amortization on securities and borrowings	15,794	16,762	8,288
Net provision for loan and real estate losses	20,899	43,314	41,039
Depreciation and amortization	11,566	11,861	11,684
Net gain on sales of loans and securities	(9,059)	(17,333)	(3,681)
Net (gain) loss on dispositions of premises and equipment	(4)	49	312
Other asset impairment charges	87	272	444
Originations of loans held-for-sale	(256,048)	(380,356)	(196,060)
Proceeds from sales and principal repayments of loans held-for-sale	325,088	324,520	218,969
Stock-based compensation and allocation of ESOP stock	17,976	15,356	25,407
Decrease in accrued interest receivable	3,762	4,840	8,964
Mortgage servicing rights amortization and valuation allowance adjustments, net	(2,172)	4,840	3,398
Bank owned life insurance income and insurance proceeds received, net	(5,220)	(8,518)	781
Decrease in other assets	51,148	100,849	36,057
Decrease in accrued expenses and other liabilities	(28,257)	(8,235)	(23,928)
Net cash provided by operating activities	232,664	187,413	227,693
Cash flows from investing activities:
Originations of loans receivable	(2,228,450)	(3,272,511)	(2,651,863)
Loan purchases through third parties	(407,532)	(942,873)	(1,118,921)
Principal payments on loans receivable	3,302,519	4,135,995	4,495,679
Proceeds from sales of delinquent and non-performing loans	19,511	23,220	26,408
Purchases of securities held-to-maturity	(850,716)	(533,687)	(967,803)
Purchases of securities available-for-sale	(221,080)	(256,901)	-
Principal payments on securities held-to-maturity	687,902	948,994	832,886
Principal payments on securities available-for-sale	95,687	201,147	213,295
Proceeds from sales of securities available-for-sale	41,640	60,318	-
Net redemptions (purchases) of Federal Home Loan Bank of New York stock	18,987	(39,527)	17,507
Redemption of Astoria Capital Trust I common securities	3,866	-	-
Proceeds from sales of real estate owned, net	35,949	59,892	87,004
Purchases of premises and equipment	(10,292)	(6,435)	(12,976)
Proceeds from dispositions of premises and equipment	671	-	14,396
Net cash provided by investing activities	488,662	377,632	935,612
Cash flows from financing activities:
Net decrease in deposits	(588,648)	(801,656)	(353,386)
Net increase in borrowings with original terms of three months or less	317,000	448,000	168,000
Proceeds from borrowings with original terms greater than three months	-	950,000	200,000
Repayments of borrowings with original terms greater than three months	(553,866)	(1,144,000)	(1,116,000)
Cash payments for debt issuance costs	-	(2,653)	-
Net (decrease) increase in mortgage escrow funds	(3,643)	2,260	1,467
Proceeds from issuance of preferred stock	135,000	-	-
Cash payments for preferred stock issuance costs	(5,204)	-	-
Cash dividends paid to stockholders	(20,688)	(24,104)	(49,435)
Net tax benefit shortfall from stock-based compensation	(800)	(4,123)	(263)
Net cash used in financing activities	(720,849)	(576,276)	(1,149,617)
Net increase (decrease) in cash and cash equivalents	477	(11,231)	13,688
Cash and cash equivalents at beginning of year	121,473	132,704	119,016
Cash and cash equivalents at end of year	$121,950	$121,473	$132,704

Supplemental disclosures:
Interest paid	$180,871	$258,503	$322,225
Income taxes paid	$28,820	$6,002	$40,420
Additions to real estate owned	$51,360	$43,270	$75,320
Loans transferred to held-for-sale	$16,605	$6,501	$36,482

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

(b)    Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and repurchase agreements with original maturities of three months or less.  Astoria Federal is required by the Federal Reserve System to maintain cash reserves equal to a percentage of certain deposits.  The reserve requirement totaled $37.7 million at December 31, 2013 and 2012.

(c)    Repurchase Agreements (Securities Purchased Under Agreements to Resell)

We may purchase securities under agreements to resell (repurchase agreements).  These agreements represent short-term loans and are reflected as an asset in the consolidated statements of financial condition.  We may sell, loan or otherwise dispose of such securities to other parties in the normal course of our operations.  The same securities are to be resold at the maturity of the repurchase agreements.

(d)    Securities

Securities are classified as held-to-maturity, available-for-sale or trading.  Management determines the appropriate classification of securities at the time of acquisition.  Our securities available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity.  Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.  Premiums and discounts are recognized as adjustments to interest income using the interest method over the remaining period to contractual maturity, adjusted for prepayments.  Gains and losses on the sale of all securities are determined using the specific identification method and are reflected in earnings when realized.  For the years ended December 31,

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2013, 2012 and 2011, we did not maintain a trading securities portfolio.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.

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

We discontinue accruing interest on loans when they become 90 days past due as to their payment due date and at the time a loan is deemed a troubled debt restructuring, or TDR.  We may also discontinue accruing interest on certain other loans because of deterioration in financial or other conditions of the borrower.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and, presuming we deem the remaining recorded investment in the loan to be fully collectible, income is recognized only to the extent cash is received until a return to accrual status is warranted.  In

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

some circumstances, we may continue to accrue interest on mortgage loans past due 90 days or more, primarily as to their maturity date but not their interest due.  In other cases, we may defer recognition of income until the principal balance has been recovered.

We may agree, in certain instances, to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR.  Modifications as a result of a TDR may include, but are not limited to, interest rate modifications, payment deferrals, restructuring of payments to interest-only from amortizing and/or extensions of maturity dates.  Modifications which result in insignificant payment delays and payment shortfalls are generally not classified as a TDR.  Residential mortgage loans discharged in a Chapter 7 bankruptcy filing, or bankruptcy loans, are also reported as loans modified in a TDR, as relief granted by a court is also viewed as a concession to the borrower in the loan agreement.  Loans modified in a TDR are individually classified as impaired loans and are initially placed on non-accrual status regardless of their delinquency status.  Loans modified in a TDR remain in non-accrual status until we determine that future collection of principal and interest is reasonably assured.  Where we have agreed to modify the contractual terms of a borrower’s loan, we require the borrower to demonstrate performance according to the restructured terms, generally for a period of six months, prior to returning the loan to accrual status.  Loans modified in a TDR which have been returned to accrual status are excluded from non-performing loans.

We establish and maintain an allowance for loan losses based on our evaluation of the probable inherent losses in our loan portfolio.  The allowance is increased by provisions for loan losses charged to earnings and is decreased by loan charge-offs in the period the loans, or portions thereof, are deemed uncollectible.  Recoveries of amounts previously charged-off increase the allowance for loan losses in the period they are received.  The allowance for loan losses is determined based on a comprehensive analysis of our loan portfolio.  We evaluate the adequacy of the allowance on a quarterly basis.  The allowance is comprised of both valuation allowances related to individual loans and general valuation allowances, although the total allowance for loan losses is available for losses applicable to the entire loan portfolio.  In estimating specific allocations of the allowance, we review loans deemed to be impaired and measure impairment losses based on either the fair value of the collateral, the present value of expected future cash flows, or the observable market price of the loan.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  When an impairment analysis indicates the need for a specific allocation of the allowance on an individual loan, such allocation would be established sufficient to cover probable incurred losses at the evaluation date based on the facts and circumstances of the loan.  When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged-off against the allowance for loan losses.  For loans individually classified as impaired, the portion of the recorded investment in the loan in excess of the present value of the discounted cash flows of a modified loan or, for collateral dependent loans, the portion of the recorded investment in the loan in excess of the estimated fair value of the underlying collateral less estimated selling costs, is charged-off.

Loan reviews are performed by our Asset Review Department quarterly for all loans individually classified by our Asset Classification Committee and are performed annually for multi-family and commercial real estate mortgage loans modified in a TDR, multi-family and commercial real estate mortgage loans with balances of $5.0 million or greater and commercial loans with balances of $500,000 or greater.  Further, multi-family and commercial real estate portfolio management personnel also perform annual reviews for certain multi-family and commercial real estate mortgage loans with balances under $5.0 million and recommend further review by our Credit and Asset Review Departments as appropriate.  In addition, our Asset Review Department will review annually borrowing relationships whose combined outstanding balance is $5.0 million or greater, with such reviews covering approximately fifty percent of the outstanding principal balance of the loans to such relationships.  Our residential mortgage loans are individually evaluated for impairment at 180 days past due and earlier in certain instances, including for loans to borrowers who have filed for bankruptcy, and, to the extent the loans remain delinquent, annually thereafter.  Updated estimates of collateral values on residential loans are obtained primarily through automated valuation models.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

particular loans.  The determination of the adequacy of the general valuation allowances takes into consideration a variety of factors.

We segment our residential mortgage loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans and year of origination and analyze our historical loss experience and delinquency levels and trends of these segments.  We analyze multi-family and commercial real estate mortgage loans by portfolio, geographic location and year of origination.  We analyze our consumer and other loan portfolio by home equity lines of credit, commercial loans, revolving credit lines and installment loans and perform similar historical loss analyses.  In our analysis of non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral along with the migration of delinquent loans based on the portfolio segments noted above.  These analyses and the resulting loss rates are used as an integral part of our judgment in developing estimated loss percentages to apply to the loan portfolio segments. We monitor credit risk on interest-only hybrid adjustable rate mortgage, or ARM, loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner that we monitor credit risk on all interest-only hybrid ARM loans.  We monitor interest rate reset dates of our loan portfolio, in the aggregate, and the current interest rate environment and consider the impact, if any, on borrowers’ ability to continue to make timely principal and interest payments in determining our allowance for loan losses.  We also consider the size, composition, risk profile and delinquency levels of our loan portfolio, as well as our credit administration and asset management procedures.  We monitor property value trends in our market areas by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our general valuation allowances.  In addition, we evaluate and consider the impact that current and anticipated economic and market conditions may have on the loan portfolio and known and inherent risks in the portfolio.  We update our analyses quarterly and continually refine our evaluations as experience provides clearer guidance, our product offerings change and as economic conditions evolve.

We analyze our historical loss experience over twelve, fifteen, eighteen and twenty-four month periods. The loss history used in calculating our quantitative allowance coverage percentages varies based on loan type.  Also, for a particular loan type we may not have sufficient loss history to develop a reasonable estimate of loss and consider our loss experience for other, similar loan types and may evaluate those losses over a longer period than two years.  Additionally, multi-family and commercial real estate loss experience may be adjusted based on the composition of the losses (loan sales, short sales and partial charge-offs).  Our evaluation of loss experience factors considers trends in such factors over the prior two years for substantially all of the loan portfolio, with the exception of multi-family and commercial real estate mortgage loans originated after 2010, for which our evaluation includes detailed modeling techniques.  We update our historical loss analyses quarterly and evaluate the need to modify our quantitative allowances as a result of our updated charge-off and loss analyses.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2013 and 2012.  Actual results could differ from our estimates as a result of changes in economic or market conditions.  Changes in estimates could result in a material change in the allowance for loan losses.  While we believe that the allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, future adjustments may be necessary if portfolio performance or economic or market conditions differ substantially from the conditions that existed at the time of the initial determinations.

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

(i)               Premises and Equipment

Land is carried at cost.  Buildings and improvements, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization totaling $194.1 million at December 31, 2013 and $184.6 million at December 31, 2012.  Buildings and improvements and furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized using the straight-line method over the shorter of the term of the related leases or the estimated useful lives of the improved property.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At December 31, 2013, the carrying amount of our goodwill totaled $185.2 million.  As of September 30, 2013, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

(k)    Bank Owned Life Insurance

Bank owned life insurance, or BOLI, is carried at the amount that could be realized under our life insurance contract as of the date of the statement of financial condition and is classified as a non-interest earning asset.  Increases in the carrying value are recorded as non-interest income and insurance proceeds received are recorded as a reduction of the carrying value.  The carrying value consists of a cash surrender value of $395.8 million at December 31, 2013 and $394.1 million at December 31, 2012, a claims stabilization reserve of $27.6 million at December 31, 2013 and $24.1 million at December 31, 2012 and deferred acquisition costs of $1,000 at December 31, 2013 and $2,000 at December 31, 2012.  Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) and the deferred acquisition costs (costs incurred by the insurance carrier for the policy issuance) are guaranteed by the insurance carrier provided that certain conditions are met at the date of a contract surrender.  We satisfied these conditions at December 31, 2013 and 2012.

(l)     Real Estate Owned

Real estate owned, or REO, represents real estate acquired through foreclosure or by deed in lieu of foreclosure and is initially recorded at the lower of cost or fair value, less estimated selling costs.  Write-downs required at the time of acquisition are charged to the allowance for loan losses.  Thereafter, we maintain a valuation allowance, representing decreases in the properties’ estimated fair value, through charges to earnings.  Such charges are included in other non-interest expense along with any additional property maintenance and protection expenses incurred in owning the property.  REO is reported net of a valuation allowance of $834,000 at December 31, 2013 and $1.6 million at December 31, 2012.

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

(n)    Derivative Instruments

As part of our interest rate risk management, we may utilize, from time-to-time, derivative instruments which are recorded as either assets or liabilities in the consolidated statements of financial condition at fair value.  Changes in the fair values of derivatives are reported in our results of operations or other comprehensive income/loss depending on the use of the derivative and whether it qualifies for hedge accounting.  We may enter into derivative instruments with no hedging designation.  Changes in the fair values of these derivatives are recognized currently in our results of operations, generally in other non-interest expense.  We do not use derivatives for trading purposes.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(o)    Income Taxes

We use the asset and liability method to provide for income taxes on all transactions recorded in the consolidated financial statements.  Income tax expense consists of income taxes that are currently payable and deferred income taxes.  Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates, applicable to future years, to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  We assess our deferred tax assets and establish a valuation allowance if realization of a deferred tax asset is not considered to be more likely than not.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  Certain tax benefits attributable to stock options, restricted stock and restricted stock units, including the tax benefit related to dividends paid on unvested restricted stock awards, are credited to additional paid-in-capital.  We maintain a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty and evaluate each of our tax positions and strategies to determine whether the reserve continues to be appropriate.  Accruals of interest and penalties related to unrecognized tax benefits are recognized in income tax expense.

(p)            Earnings Per Common Share

Basic earnings per common share, or EPS, is computed pursuant to the two-class method by dividing net income available to common shareholders less dividends paid on participating securities (unvested shares of restricted common stock) and any undistributed earnings attributable to participating securities by the weighted average common shares outstanding during the year.  The weighted average common shares outstanding includes the weighted average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted common stock and unallocated common shares held by the Employee Stock Ownership Plan, or ESOP.  For EPS calculations, ESOP shares that have been committed to be released are considered outstanding.  ESOP shares that have not been committed to be released are excluded from outstanding shares on a weighted average basis for EPS calculations.  As of December 31, 2013 there were no remaining unallocated shares held by the ESOP.

Diluted EPS is computed using the same method as basic EPS, but includes the effect of dilutive potential common shares during the period, such as unexercised stock options and unvested restricted stock units, calculated using the treasury stock method.  However, unvested restricted stock units are excluded from the denominator for both the basic and diluted EPS computations until the performance conditions are satisfied.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

(r)     Stock Incentive Plans

We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of awards.  Stock-based compensation expense is recognized on a straight-line basis over the requisite service period which is the earlier of the awards’ stated vesting date or the employees’ or non-employee directors’ retirement eligibility date for awards that have accelerated vesting provisions upon retirement.  For awards which have performance-based conditions, recognition of stock-based compensation expense begins when the achievement of the performance conditions is probable.  The fair value of restricted common stock and restricted stock unit awards are based on the closing market value of our common stock as reported on the New York Stock Exchange on the grant date, reduced by the present value of the expected dividend stream during the vesting period for restricted stock unit awards using a risk-free interest rate.

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

(t)     Impact of Recent Accounting Standards and Interpretations

In January 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Qualified Affordable Housing Projects,” which applies to all reporting entities that invest in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  Currently under GAAP, a reporting entity that invests in a qualified affordable housing project may elect to account for that investment using the effective yield method if all of the conditions are met.  For those investments that are not accounted for using the effective yield method, GAAP requires that they be accounted for under either the equity method or the cost method.  Certain of the conditions required to be met to use the effective yield method were restrictive and thus prevented many such investments from qualifying for the use of the effective yield method.  The amendments in this update modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to use the proportional amortization method to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit).  Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments.  The amendments in ASU 2014-01 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.  Early adoption is permitted.  This guidance is not expected to have a material impact on our financial condition or results of operations.

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” which applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The amendments in this update clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in ASU 2014-04 are effective for public business entities for fiscal

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

years, and interim periods within those fiscal years, beginning after December 15, 2014.  Early adoption is permitted and entities can elect to adopt a modified retrospective transition method or a prospective transition method.  This guidance is not expected to have a material impact on our financial condition or results of operations.

(2)    Repurchase Agreements

There were no repurchase agreements outstanding at December 31, 2013 and 2012 or during the year ended December 31, 2013.  During the year ended December 31, 2012, repurchase agreements averaged $12.5 million and the maximum amount outstanding at any month end was $95.0 million.  None of the securities held under repurchase agreements were sold or repledged during the year ended December 31, 2012.

(3)            Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At December 31, 2013
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs (1)	$292,131	$1,077	$(7,134)	$286,074
Non-GSE issuance REMICs and CMOs	7,516	57	(1)	7,572
GSE pass-through certificates	16,120	770	(2)	16,888
Total residential mortgage-backed securities	315,767	1,904	(7,137)	310,534
Obligations of GSEs	98,675	-	(7,522)	91,153
Fannie Mae stock	15	-	(12)	3
Total securities available-for-sale	$414,457	$1,904	$(14,671)	$401,690
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,474,506	$12,877	$(33,925)	$1,453,458
Non-GSE issuance REMICs and CMOs	3,833	61	(10)	3,884
GSE pass-through certificates	282,473	85	(10,089)	272,469
Total residential mortgage-backed securities	1,760,812	13,023	(44,024)	1,729,811
Obligations of GSEs	88,128	-	(7,403)	80,725
Other	586	-	-	586
Total securities held-to-maturity	$1,849,526	$13,023	$(51,427)	$1,811,122

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

	At December 31, 2013
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
GSE issuance REMICs and CMOs	$243,149	$(7,134)	$-	$-	$243,149	$(7,134)
Non-GSE issuance REMICs and CMOs	-	-	132	(1)	132	(1)
GSE pass-through certificates	172	(1)	70	(1)	242	(2)
Obligations of GSEs	91,153	(7,522)	-	-	91,153	(7,522)
Fannie Mae stock	-	-	3	(12)	3	(12)
Total temporarily impaired securities available-for-sale	$334,474	$(14,657)	$205	$(14)	$334,679	$(14,671)
Held-to-maturity:
GSE issuance REMICs and CMOs	$719,715	$(25,611)	$151,581	$(8,314)	$871,296	$(33,925)
Non-GSE issuance REMICs and CMOs	392	(10)	-	-	392	(10)
GSE pass-through certificates	230,795	(10,088)	28	(1)	230,823	(10,089)
Obligations of GSEs	80,725	(7,403)	-	-	80,725	(7,403)
Total temporarily impaired securities held-to-maturity	$1,031,627	$(43,112)	$151,609	$(8,315)	$1,183,236	$(51,427)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	At December 31, 2012
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
GSE issuance REMICs and CMOs	$67,841	$(583)	$-	$-	$67,841	$(583)
Non-GSE issuance REMICs and CMOs	-	-	10,709	(86)	10,709	(86)
GSE pass-through certificates	57	(1)	47	(1)	104	(2)
Obligations of GSEs	24,995	(5)	-	-	24,995	(5)
Fannie Mae stock	-	-	-	(15)	-	(15)
Total temporarily impaired securities available-for-sale	$92,893	$(589)	$10,756	$(102)	$103,649	$(691)
Held-to-maturity:
GSE issuance REMICs and CMOs	$413,651	$(2,759)	$12,259	$(196)	$425,910	$(2,955)
GSE pass-through certificates	48	(1)	-	-	48	(1)
Total temporarily impaired securities held-to-maturity	$413,699	$(2,760)	$12,259	$(196)	$425,958	$(2,956)

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

We held 109 securities which had an unrealized loss at December 31, 2013 and 41 at December 31, 2012.  At December 31, 2013 and 2012, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to the change in interest rates.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  None of the unrealized losses are related to credit losses.  Therefore, at December 31, 2013 and 2012, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

During the year ended December 31, 2013, proceeds from sales of securities from the available-for-sale portfolio totaled $41.6 million resulting in gross realized gains of $2.1 million.  During the year ended December 31, 2012, proceeds from sales of securities from the available-for-sale portfolio totaled $60.3 million resulting in gross realized gains of $8.5 million.  There were no sales of securities from the available-for-sale portfolio during the year ended December 31, 2011.

Available-for-sale debt securities, excluding mortgage-backed securities, had an amortized cost of $98.7 million and an estimated fair value of $91.2 million at December 31, 2013.  Held-to-maturity debt securities, excluding mortgage-backed securities, had an amortized cost of $88.7 million and an estimated fair value of $81.3 million at December 31, 2013.  These securities have contractual maturities in 2020 through 2023.  Actual maturities may differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

At December 31, 2013, we held securities with an amortized cost of $186.8 million which are callable within one year and at various times thereafter.

The balance of accrued interest receivable for securities totaled $6.3 million at December 31, 2013 and $5.7 million at December 31, 2012.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(4)            Loans Held-for-Sale

Non-performing loans held-for-sale, net of valuation allowances, included in loans held-for-sale, net, totaled $791,000 at December 31, 2013 and $3.9 million at December 31, 2012.  Substantially all of the non-performing loans held-for-sale were multi-family mortgage loans at December 31, 2013 and 2012.

We sold certain delinquent and non-performing mortgage loans totaling $19.4 million, net of charge-offs of $5.2 million, during the year ended December 31, 2013, primarily multi-family and commercial real estate loans, $22.0 million, net of charge-offs of $11.5 million, during the year ended December 31, 2012, primarily multi-family and commercial real estate loans, and $26.4 million, net of charge-offs of $13.8 million, during the year ended December 31, 2011, primarily multi-family and residential loans.  Net gain on sales of non-performing loans held-for-sale totaled $122,000 for the year ended December 31, 2013 and $1.3 million for the year ended December 31, 2012.  Net loss on sales of non-performing loans held-for-sale totaled $35,000 for the year ended December 31, 2011.

We recorded net lower of cost or market write-downs on non-performing loans held-for-sale totaling $87,000 for the year ended December 31, 2013, $272,000 for the year ended December 31, 2012 and $444,000 for the year ended December 31, 2011.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(5)            Loans Receivable and Allowance for Loan Losses

The following tables set forth the composition of our loans receivable portfolio, and an aging analysis by accruing and non-accrual loans, by segment and class at the dates indicated.

	At December 31, 2013
	Past Due
	30-59	60-89	90 Days	Total
(In Thousands)	Days	Days	or More	Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$27,291	$5,220	$-	$32,511	$1,249,462	$1,281,973
Full documentation amortizing	31,189	7,415	151	38,755	5,325,944	5,364,699
Reduced documentation interest-only	22,635	5,208	-	27,843	693,660	721,503
Reduced documentation amortizing	8,993	2,311	-	11,304	352,322	363,626
Total residential	90,108	20,154	151	110,413	7,621,388	7,731,801
Multi-family	12,740	970	-	13,710	3,270,206	3,283,916
Commercial real estate	1,729	1,690	233	3,652	801,690	805,342
Total mortgage loans	104,577	22,814	384	127,775	11,693,284	11,821,059
Consumer and other loans (gross):
Home equity lines of credit	3,000	1,321	-	4,321	189,540	193,861
Other	177	19	-	196	39,644	39,840
Total consumer and other loans	3,177	1,340	-	4,517	229,184	233,701
Total accruing loans	$107,754	$24,154	$384	$132,292	$11,922,468	$12,054,760
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$2,185	$582	$78,271	$81,038	$19,190	$100,228
Full documentation amortizing	1,327	653	41,934	43,914	10,844	54,758
Reduced documentation interest-only	2,065	579	87,910	90,554	27,604	118,158
Reduced documentation amortizing	617	425	26,112	27,154	5,177	32,331
Total residential	6,194	2,239	234,227	242,660	62,815	305,475
Multi-family	1,104	357	9,054	10,515	2,024	12,539
Commercial real estate	930	-	921	1,851	5,773	7,624
Total mortgage loans	8,228	2,596	244,202	255,026	70,612	325,638
Consumer and other loans (gross):
Home equity lines of credit	-	-	5,916	5,916	32	5,948
Other	-	-	32	32	-	32
Total consumer and other loans	-	-	5,948	5,948	32	5,980
Total non-accrual loans	$8,228	$2,596	$250,150	$260,974	$70,644	$331,618
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$29,476	$5,802	$78,271	$113,549	$1,268,652	$1,382,201
Full documentation amortizing	32,516	8,068	42,085	82,669	5,336,788	5,419,457
Reduced documentation interest-only	24,700	5,787	87,910	118,397	721,264	839,661
Reduced documentation amortizing	9,610	2,736	26,112	38,458	357,499	395,957
Total residential	96,302	22,393	234,378	353,073	7,684,203	8,037,276
Multi-family	13,844	1,327	9,054	24,225	3,272,230	3,296,455
Commercial real estate	2,659	1,690	1,154	5,503	807,463	812,966
Total mortgage loans	112,805	25,410	244,586	382,801	11,763,896	12,146,697
Consumer and other loans (gross):
Home equity lines of credit	3,000	1,321	5,916	10,237	189,572	199,809
Other	177	19	32	228	39,644	39,872
Total consumer and other loans	3,177	1,340	5,948	10,465	229,216	239,681
Total loans	$115,982	$26,750	$250,534	$393,266	$11,993,112	$12,386,378
Net unamortized premiums and
deferred loan origination costs						55,688
Loans receivable						12,442,066
Allowance for loan losses						(139,000)
Loans receivable, net						$12,303,066

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	At December 31, 2012
	Past Due
	30-59	60-89	90 Days	Total
(In Thousands)	Days	Days	or More	Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$30,520	$8,973	$-	$39,493	$1,862,382	$1,901,875
Full documentation amortizing	35,918	6,564	-	42,482	6,218,064	6,260,546
Reduced documentation interest-only	28,212	7,694	-	35,906	855,907	891,813
Reduced documentation amortizing	11,780	3,893	-	15,673	350,268	365,941
Total residential	106,430	27,124	-	133,554	9,286,621	9,420,175
Multi-family	21,743	5,382	-	27,125	2,368,895	2,396,020
Commercial real estate	13,536	3,126	328	16,990	750,385	767,375
Total mortgage loans	141,709	35,632	328	177,669	12,405,901	12,583,570
Consumer and other loans (gross):
Home equity lines of credit	3,103	1,092	-	4,195	221,266	225,461
Other	120	223	-	343	31,782	32,125
Total consumer and other loans	3,223	1,315	-	4,538	253,048	257,586
Total accruing loans	$144,932	$36,947	$328	$182,207	$12,658,949	$12,841,156
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$-	$677	$97,907	$98,584	$937	$99,521
Full documentation amortizing	363	-	43,014	43,377	949	44,326
Reduced documentation interest-only	1,042	-	107,254	108,296	5,186	113,482
Reduced documentation amortizing	445	13	32,496	32,954	768	33,722
Total residential	1,850	690	280,671	283,211	7,840	291,051
Multi-family	-	-	7,359	7,359	3,299	10,658
Commercial real estate	-	-	6,541	6,541	-	6,541
Total mortgage loans	1,850	690	294,571	297,111	11,139	308,250
Consumer and other loans (gross):
Home equity lines of credit	-	-	6,459	6,459	-	6,459
Other	-	-	49	49	-	49
Total consumer and other loans	-	-	6,508	6,508	-	6,508
Total non-accrual loans	$1,850	$690	$301,079	$303,619	$11,139	$314,758
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$30,520	$9,650	$97,907	$138,077	$1,863,319	$2,001,396
Full documentation amortizing	36,281	6,564	43,014	85,859	6,219,013	6,304,872
Reduced documentation interest-only	29,254	7,694	107,254	144,202	861,093	1,005,295
Reduced documentation amortizing	12,225	3,906	32,496	48,627	351,036	399,663
Total residential	108,280	27,814	280,671	416,765	9,294,461	9,711,226
Multi-family	21,743	5,382	7,359	34,484	2,372,194	2,406,678
Commercial real estate	13,536	3,126	6,869	23,531	750,385	773,916
Total mortgage loans	143,559	36,322	294,899	474,780	12,417,040	12,891,820
Consumer and other loans (gross):
Home equity lines of credit	3,103	1,092	6,459	10,654	221,266	231,920
Other	120	223	49	392	31,782	32,174
Total consumer and other loans	3,223	1,315	6,508	11,046	253,048	264,094
Total loans	$146,782	$37,637	$301,407	$485,826	$12,670,088	$13,155,914
Net unamortized premiums and
deferred loan origination costs						68,058
Loans receivable						13,223,972
Allowance for loan losses						(145,501)
Loans receivable, net						$13,078,471

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Effective in the 2013 first quarter, in addition to bankruptcy loans placed on non-accrual status and reported as non-performing loans as of December 31, 2012, regardless of the delinquency status of the loans, we also included bankruptcy loans which were discharged prior to 2012 which resulted in an increase in non-performing loans at December 31, 2013 compared to December 31, 2012 even as loans 90 days or more past due declined.  Non-performing loans at December 31, 2013 included $61.0 million of bankruptcy loans which were current or less than 90 days past due, including $51.1 million which were discharged prior to 2012.  Of the bankruptcy loans which were current or less than 90 days past due at December 31, 2013, $54.5 million were current, $5.6 million were 30-59 days past due and $878,000 were 60-89 days past due.  Such loans continue to generate interest income on a cash basis as payments are received.  Pursuant to regulatory guidance issued in 2012, bankruptcy loans, in addition to being placed on non-accrual status and reported as non-performing loans, are also reported as loans modified in a TDR and as impaired loans.  Loans modified in a TDR included in non-accrual loans totaled $109.8 million at December 31, 2013 and $32.8 million at December 31, 2012.  Such loans included bankruptcy loans totaling $83.2 million at December 31, 2013, including bankruptcy loans which were discharged prior to 2012 of $65.1 million.  Excluded from non-performing loans are restructured loans that have been returned to accrual status.  Restructured accruing loans totaled $100.5 million at December 31, 2013 and $98.7 million at December 31, 2012.

Accrued interest receivable on all loans totaled $31.7 million at December 31, 2013 and $36.0 million at December 31, 2012.

Our residential mortgage loans consist primarily of interest-only and amortizing hybrid ARM loans.  We offer amortizing hybrid ARM loans which initially have a fixed rate for five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period and require the borrower to make principal and interest payments during the entire loan term.  Prior to the 2010 fourth quarter, we offered interest-only hybrid ARM loans, which have an initial fixed rate for three, five or seven years and convert into one year interest-only ARM loans at the end of the initial fixed rate period.  Our interest-only hybrid ARM loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  We do not originate one year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  Our hybrid ARM loans may be offered with an initial interest rate which is less than the fully indexed rate for the loan at the time of origination, referred to as a discounted rate.  We determine the initial interest rate in accordance with market and competitive factors giving consideration to the spread over our funding sources in conjunction with our overall interest rate risk management strategies.  Residential interest-only hybrid ARM loans originated prior to 2007 were underwritten at the initial note rate which may have been a discounted rate.  Such loans totaled $1.66 billion at December 31, 2013 and $2.18 billion at December 31, 2012.  We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.

Within our residential mortgage loan portfolio we have reduced documentation loan products, which totaled $1.24 billion at December 31, 2013 and $1.40 billion at December 31, 2012.  Reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans.  To a lesser extent, reduced documentation loans in our portfolio also include SISA (stated income, stated asset) loans, which totaled $193.0 million at December 31, 2013 and $222.7 million at December 31, 2012.  SIFA and SISA loans require a prospective borrower to complete a standard mortgage loan application.  Reduced documentation loans require the receipt of an appraisal of the real estate used as collateral for the mortgage loan and a credit report on the prospective borrower.  In addition, SIFA loans require the verification of a potential borrower’s asset information on the loan application, but not the income information provided.  During the 2007 fourth quarter, we stopped offering reduced documentation loans.

If all non-accrual loans at December 31, 2013, 2012 and 2011 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $15.6 million for the year ended December 31, 2013, $16.8 million for the year ended December 31, 2012 and $19.3 million for the year ended December 31, 2011.  This compares to actual payments recorded as interest income, with respect to such loans, of $6.2 million for the year ended December 31, 2013, $4.3 million for the year ended December 31, 2012 and $5.2 million for the year ended December 31, 2011.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the changes in our allowance for loan losses by loan receivable segment for the years indicated.

	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Balance at December 31, 2010	$125,524	$56,266	$15,563	$4,146	$201,499
Provision charged to operations	34,457	814	547	1,182	37,000
Charge-offs	(64,834)	(22,160)	(4,138)	(1,665)	(92,797)
Recoveries	10,844	502	-	137	11,483
Balance at December 31, 2011	105,991	35,422	11,972	3,800	157,185
Provision charged to operations	24,663	6,161	5,038	4,538	40,400
Charge-offs	(49,794)	(6,275)	(2,607)	(2,541)	(61,217)
Recoveries	8,407	206	1	519	9,133
Balance at December 31, 2012	89,267	35,514	14,404	6,316	145,501
Provision charged to operations	9,368	4,684	1,945	3,604	19,601
Charge-offs	(26,644)	(4,732)	(3,748)	(1,916)	(37,040)
Recoveries	8,346	1,237	535	820	10,938
Balance at December 31, 2013	$80,337	$36,703	$13,136	$8,824	$139,000

The following table sets forth the balances of our residential interest-only mortgage loans at December 31, 2013 by the period in which such loans are scheduled to enter their amortization period.

(In Thousands)	Recorded Investment
Amortization scheduled to begin:
Within one year	$290,092
More than one year to three years	1,288,457
More than three years to five years	592,454
Over five years	50,859
Total	$2,221,862

The following tables set forth the balances of our residential mortgage and consumer and other loan receivable segments by class and credit quality indicator at the dates indicated.

	At December 31, 2013
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$1,281,973	$5,364,548	$721,503	$363,626	$193,861	$39,840
Non-performing:
Current or past due less than 90 days	21,957	12,824	30,248	6,219	32	-
Past due 90 days or more	78,271	42,085	87,910	26,112	5,916	32
Total	$1,382,201	$5,419,457	$839,661	$395,957	$199,809	$39,872

	At December 31, 2012
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$1,901,875	$6,260,546	$891,813	$365,941	$225,461	$32,125
Non-performing:
Current or past due less than 90 days	1,614	1,312	6,228	1,226	-	-
Past due 90 days or more	97,907	43,014	107,254	32,496	6,459	49
Total	$2,001,396	$6,304,872	$1,005,295	$399,663	$231,920	$32,174

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the balances of our multi-family and commercial real estate mortgage loan receivable segments by credit quality indicator at the dates indicated.

	At December 31,
	2013		2012
(In Thousands)	Multi-Family	Commercial Real Estate	Multi-Family	Commercial Real Estate
Not criticized	$3,209,786	$759,114	$2,271,006	$706,334
Criticized:
Special mention	14,063	9,760	54,956	28,210
Substandard	72,606	44,092	80,716	39,372
Doubtful	-	-	-	-
Total	$3,296,455	$812,966	$2,406,678	$773,916

The following tables set forth the balances of our loans receivable and the related allowance for loan loss allocation by segment and by the impairment methodology followed in determining the allowance for loan losses at the dates indicated.

	At December 31, 2013
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Loans:
Individually evaluated for impairment	$311,930	$52,538	$20,054	$-	$384,522
Collectively evaluated for impairment	7,725,346	3,243,917	792,912	239,681	12,001,856
Total loans	$8,037,276	$3,296,455	$812,966	$239,681	$12,386,378
Allowance for loan losses:
Individually evaluated for impairment	$18,352	$2,877	$302	$-	$21,531
Collectively evaluated for impairment	61,985	33,826	12,834	8,824	117,469
Total allowance for loan losses	$80,337	$36,703	$13,136	$8,824	$139,000

	At December 31, 2012
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Loans:
Individually evaluated for impairment	$272,146	$56,116	$18,644	$-	$346,906
Collectively evaluated for impairment	9,439,080	2,350,562	755,272	264,094	12,809,008
Total loans	$9,711,226	$2,406,678	$773,916	$264,094	$13,155,914
Allowance for loan losses:
Individually evaluated for impairment	$1,001	$2,576	$1,469	$-	$5,046
Collectively evaluated for impairment	88,266	32,938	12,935	6,316	140,455
Total allowance for loan losses	$89,267	$35,514	$14,404	$6,316	$145,501

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes information related to our impaired mortgage loans by segment and class at the dates indicated.  The allowance for loan losses allocated to residential mortgage loans over 180 days past due with a charge-off, determined within our qualitative analysis at December 31, 2012, is presented as attributable to these loans individually evaluated for impairment at December 31, 2013.

	At December 31,
	2013				2012
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
With an allowance recorded:
Residential:
Full documentation interest-only	$142,659	$109,877	$(6,019)	$103,858	$10,740	$10,740	$(241)	$10,499
Full documentation amortizing	41,136	36,091	(2,458)	33,633	6,122	6,122	(347)	5,775
Reduced documentation interest-only	183,280	140,357	(7,673)	132,684	12,893	12,893	(277)	12,616
Reduced documentation amortizing	30,660	25,605	(2,202)	23,403	3,889	3,889	(136)	3,753
Multi-family	19,748	19,748	(2,877)	16,871	19,704	19,704	(2,576)	17,128
Commercial real estate	5,790	5,790	(302)	5,488	10,835	10,835	(1,469)	9,366
Without an allowance recorded:
Residential:
Full documentation interest-only	-	-	-	-	122,275	86,607	-	86,607
Full documentation amortizing	-	-	-	-	23,489	17,962	-	17,962
Reduced documentation interest-only	-	-	-	-	166,477	116,514	-	116,514
Reduced documentation amortizing	-	-	-	-	23,419	17,419	-	17,419
Multi-family	39,871	32,790	-	32,790	44,341	36,412	-	36,412
Commercial real estate	19,988	14,264	-	14,264	13,256	7,809	-	7,809
Total impaired loans	$483,132	$384,522	$(21,531)	$362,991	$457,440	$346,906	$(5,046)	$341,860

The following table sets forth the average recorded investment, interest income recognized and cash basis interest income related to our impaired mortgage loans by segment and class for the periods indicated.

	For the Year Ended December 31,
	2013			2012			2011
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Residential:
Full documentation interest-only	$106,720	$2,938	$3,068	$10,436	$348	$350	$10,688	$420	$425
Full documentation amortizing	30,790	948	974	4,482	193	200	5,428	158	156
Reduced documentation interest-only	145,490	4,179	4,371	11,352	542	543	11,239	544	539
Reduced documentation amortizing	25,460	696	729	2,445	114	119	1,248	88	86
Multi-family	19,130	737	789	48,196	663	715	55,284	2,168	2,096
Commercial real estate	8,112	367	377	12,724	495	540	19,964	1,237	1,204
Without an allowance recorded:
Residential:
Full documentation interest-only	11,547	-	-	82,631	1,633	1,739	68,320	1,402	1,626
Full documentation amortizing	3,517	-	-	17,554	299	332	13,858	214	252
Reduced documentation interest-only	1,669	-	-	115,593	2,555	2,655	108,857	2,131	2,317
Reduced documentation amortizing	-	-	-	17,319	367	384	14,130	333	341
Multi-family	33,193	1,606	1,671	14,617	2,053	2,088	882	215	215
Commercial real estate	10,947	745	698	5,411	519	547	-	-	-
Total impaired loans	$396,575	$12,216	$12,677	$342,760	$9,781	$10,212	$309,898	$8,910	$9,257

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth information about our mortgage loans receivable by segment and class at December 31, 2013, 2012 and 2011 which were modified in a TDR during the periods indicated.  Bankruptcy loans which were discharged prior to 2012 totaling $65.1 million at December 31, 2013, which were included as loans modified in a TDR during 2013 pursuant to regulatory guidance issued in 2012, are not included in the table below.

	Modifications During the Year Ended December 31,
	2013			2012			2011
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at December 31, 2013	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at December 31, 2012	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at December 31, 2011
Residential:
Full documentation interest-only	26	$6,760	$6,730	20	$4,390	$4,355	14	$5,750	$5,698
Full documentation amortizing	11	3,753	3,734	11	3,319	3,291	2	438	389
Reduced documentation interest-only	37	12,199	12,227	29	11,141	11,125	28	12,116	11,941
Reduced documentation amortizing	11	3,404	3,325	14	3,984	3,860	6	1,204	1,176
Multi-family	8	6,751	5,888	16	36,262	32,005	11	7,666	7,140
Commercial real estate	7	10,232	9,104	3	3,898	2,305	4	7,176	6,621
Total	100	$43,099	$41,008	93	$62,994	$56,941	65	$34,350	$32,965

The following table sets forth information about our mortgage loans receivable by segment and class at December 31, 2013, 2012 and 2011 which were modified in a TDR during the years ended December 31, 2013, 2012 and 2011 and had a payment default subsequent to the modification during the periods indicated.

	During the Year Ended December 31,
	2013		2012		2011
(Dollars In Thousands)	Number of Loans	Recorded Investment at December 31, 2013	Number of Loans	Recorded Investment at December 31, 2012	Number of Loans	Recorded Investment at December 31, 2011
Residential:
Full documentation interest-only	11	$2,191	1	$165	5	$1,797
Full documentation amortizing	4	1,334	2	643	1	83
Reduced documentation interest-only	17	4,190	5	1,829	12	5,482
Reduced documentation amortizing	3	788	4	1,628	2	358
Multi-family	2	1,018	2	3,589	1	322
Total	37	$9,521	14	$7,854	21	$8,042

The following table details the percentage of our total residential mortgage loans at December 31, 2013 by state where we have a concentration of greater than 5% of our total residential mortgage loans or total non-performing residential mortgage loans.

		Percent of Total
	Percent of Total	Non-Performing
State	Residential Loans	Residential Loans
New York	29.6%	17.8%
Connecticut	10.3	11.8
Illinois	9.2	11.6
Massachusetts	8.5	4.4
New Jersey	7.1	18.7
Virginia	7.0	4.9
Maryland	6.2	11.6
California	5.9	7.7

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At December 31, 2013, the geographic composition of our multi-family and commercial real estate mortgage loan portfolio was 99% in the New York metropolitan area, which includes New York, New Jersey and Connecticut, and 1% in various other states and the geographic composition of non-performing multi-family and commercial real estate mortgage loans was 91% in the New York metropolitan area, 8% in Pennsylvania and 1% in Massachusetts.

(6)            Mortgage Servicing Rights

We own rights to service mortgage loans for investors with aggregate unpaid principal balances of $1.50 billion at December 31, 2013 and $1.44 billion at December 31, 2012, which are not reflected in the accompanying consolidated statements of financial condition.  As described in Note 1, we outsource our residential mortgage loan servicing to a third party under a sub-servicing agreement.

The estimated fair value of our MSR was $12.8 million at December 31, 2013 and $6.9 million at December 31, 2012.  The fair value of MSR is highly sensitive to changes in assumptions.  See Note 17 for a description of the assumptions used to estimate the fair value of MSR.

MSR activity is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2013	2012	2011
Carrying amount before valuation allowance at beginning of year	$15,143	$15,401	$16,321
Additions – servicing obligations that result from transfers of financial assets	3,681	3,651	2,330
Amortization	(3,229)	(3,909)	(3,250)
Carrying amount before valuation allowance at end of year	15,595	15,143	15,401
Valuation allowance at beginning of year	(8,196)	(7,265)	(7,117)
Recovery of (provision for) valuation allowance	5,401	(931)	(148)
Valuation allowance at end of year	(2,795)	(8,196)	(7,265)
Net carrying amount at end of year	$12,800	$6,947	$8,136

Mortgage banking income, net, is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2013	2012	2011
Loan servicing fees	$4,189	$4,070	$4,095
Net gain on sales of loans	6,880	7,590	3,716
Amortization of MSR	(3,229)	(3,909)	(3,250)
Recovery of (provision for) valuation allowance on MSR	5,401	(931)	(148)
Total mortgage banking income, net	$13,241	$6,820	$4,413

At December 31, 2013, estimated future MSR amortization through 2018 was as follows:  $2.4 million for 2014, $2.1 million for 2015, $1.8 million for 2016, $1.5 million for 2017 and $1.3 million for 2018.  Actual results will vary depending upon the level of repayments on the loans currently serviced.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(7)            Deposits

Deposits are summarized as follows:

	At December 31,
	2013			2012
(Dollars in Thousands)	Weighted Average Rate	Balance	Percent of Total	Weighted Average Rate	Balance	Percent of Total
Core deposits:
Savings	0.05%	$2,493,899	25.31%	0.05%	$2,802,298	26.83%
Money market	0.25	1,972,136	20.01	0.74	1,586,556	15.19
NOW	0.06	1,231,890	12.50	0.05	1,259,771	12.06
Non-interest bearing NOW and demand deposit	-	865,588	8.78	-	834,962	8.00
Total core deposits	0.11	6,563,513	66.60	0.21	6,483,587	62.08
Certificates of deposit	1.50	3,291,797	33.40	1.55	3,960,371	37.92
Total deposits	0.57%	$9,855,310	100.00%	0.72%	$10,443,958	100.00%

The aggregate amount of certificates of deposit with balances equal to or greater than $100,000 was $1.06 billion at December 31, 2013 and $1.25 billion at December 31, 2012.  There were no brokered certificates of deposit at December 31, 2013 and 2012.

Certificates of deposit at December 31, 2013 have scheduled maturities as follows:

Year	Weighted Average Rate	Balance	Percent of Total
		(In Thousands)
2014	0.97%	$ 1,476,676	44.86%
2015	2.06	1,099,849	33.41
2016	2.08	462,897	14.06
2017	1.13	141,099	4.29
2018	1.06	110,552	3.36
2019 and thereafter	1.57	724	0.02
Total	1.50%	$ 3,291,797	100.00%

Interest expense on deposits is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2013	2012	2011
Savings	$1,329	$4,437	$9,562
Money market	5,646	8,944	4,551
Interest-bearing NOW	691	978	1,175
Certificates of deposit	54,951	83,662	122,761
Total interest expense on deposits	$62,617	$98,021	$138,049

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(8)            Borrowings

Borrowings are summarized as follows:

	At December 31,
	2013		2012
(Dollars in Thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal funds purchased	$335,000	0.28%	$-	-%
Reverse repurchase agreements	1,100,000	3.87	1,100,000	4.32
FHLB-NY advances	2,454,000	1.79	2,897,000	2.07
Other borrowings, net	248,161	5.00	376,496	6.62
Total borrowings, net	$4,137,161	2.41%	$4,373,496	3.03%

Federal Funds Purchased

The outstanding federal funds purchased at December 31, 2013 were due overnight.  During the year ended December 31, 2013, federal funds purchased averaged $209.4 million with a weighted average interest rate of 0.28% and the maximum amount outstanding at any month end was $335.0 million.  There were no federal funds purchased outstanding at or during the years ended December 31, 2012 and 2011.

Reverse Repurchase Agreements

The outstanding reverse repurchase agreements at December 31, 2013 and 2012 had original contractual maturities between five and ten years, were fixed rate and were secured by mortgage-backed securities.  The mortgage-backed securities collateralizing these agreements had an amortized cost of $1.26 billion and an estimated fair value of $1.24 billion, including accrued interest, at December 31, 2013 and an amortized cost of $1.21 billion and an estimated fair value of $1.23 billion, including accrued interest, at December 31, 2012 and are classified as encumbered securities on the consolidated statements of financial condition.

The following table summarizes information relating to reverse repurchase agreements.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2013	2012	2011
Average balance during the year	$1,100,000	$1,422,678	$1,926,575
Maximum balance at any month end during the year	1,100,000	1,700,000	2,100,000
Balance outstanding at end of year	1,100,000	1,100,000	1,700,000
Weighted average interest rate during the year	4.06%	4.28%	4.23%
Weighted average interest rate at end of year	3.87	4.32	4.30

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Reverse repurchase agreements at December 31, 2013 have contractual maturities as follows:

Year	Amount
	(In Thousands)
2017	$600,000	(1)
2018	200,000	(2)
2020	300,000	(3)
Total	$1,100,000

(1)         Callable within the next three months and on a quarterly basis thereafter.

(2)         Callable in 2015.

(3)         Includes $100.0 million of borrowings which are callable within the next three months and on a quarterly basis thereafter, $100.0 million of borrowings which are callable in 2016 and $100.0 million of borrowings which are callable in 2017.

FHLB-NY Advances

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of our stock in the FHLB-NY, certain qualifying mortgage loans and mortgage-backed and other securities not otherwise pledged.

The following table summarizes information relating to FHLB-NY advances.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2013	2012	2011
Average balance during the year	$2,512,425	$2,765,985	$2,063,700
Maximum balance at any month end during the year	2,881,000	3,215,000	2,487,000
Balance outstanding at end of year	2,454,000	2,897,000	2,043,000
Weighted average interest rate during the year	2.00%	2.24%	3.45%
Weighted average interest rate at end of year	1.79	2.07	3.13

FHLB-NY advances at December 31, 2013 have contractual maturities as follows:

Year	Amount
	(In Thousands)
2014	$754,000	(1)
2015	300,000
2016	550,000
2020	850,000	(2)
Total	$2,454,000

(1)         Includes $284.0 million of borrowings due overnight, $370.0 million of borrowings due in less than 30 days, $50.0 million of borrowings due in 30-60 days and $50.0 million of borrowings due after 90 days.

(2)         Callable in 2017.

Other Borrowings

On June 19, 2012, we completed the sale of $250.0 million aggregate principal amount of 5.00% senior unsecured notes due 2017, or 5.00% Senior Notes.  The notes are registered with the Securities and Exchange Commission, or SEC, bear a fixed rate of interest of 5.00% and mature on June 19, 2017.  We may redeem all or part of the 5.00% Senior Notes at any time, subject to a 30 day minimum notice requirement, at par together with accrued and unpaid interest to the redemption date.  The carrying amount of the notes was $248.2 million at December 31, 2013 and $247.6 million at December 31, 2012.  The terms of these notes subject us to certain debt covenants. We were in compliance with such covenants at December 31, 2013.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

On September 13, 2012, we redeemed $250.0 million of senior unsecured notes which were scheduled to mature on October 15, 2012 and incurred a $1.2 million prepayment charge in the 2012 third quarter for the early extinguishment of this debt.

Interest expense on borrowings is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2013	2012	2011
Federal funds purchased	$587	$-	$-
Reverse repurchase agreements	45,272	61,855	82,602
FHLB-NY advances	50,654	62,675	71,909
Other borrowings	17,398	29,689	27,262
Total interest expense on borrowings	$113,911	$154,219	$181,773

(9)            Stockholders’ Equity

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

On January 7, 2014, we adopted the Astoria Financial Corporation Dividend Reinvestment and Stock Purchase Plan (the “Plan”), and terminated the previously existing dividend reinvestment and stock purchase plan.  Pursuant to the Plan, 1,500,000 shares of authorized and unissued common shares are reserved for use by the Plan, should the need arise.  The Plan allows our shareholders to automatically reinvest the cash dividend paid on all or a portion of their shares of our common stock into additional shares of our common stock and make optional cash purchases, up to $10,000 per month, of additional shares of our common stock, unless we grant a waiver permitting a higher amount.  Shares of common stock will be purchased either directly from us from authorized but unissued shares or from treasury shares, or on the open market.

On April 18, 2007, our Board of Directors approved our twelfth stock repurchase plan authorizing the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding in open-market or privately negotiated transactions.  At December 31, 2013, a maximum of 8,107,300 shares may yet be purchased under this plan.  However, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

We are subject to the laws of the State of Delaware which generally limit dividends on capital stock to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over our statutory capital, or if there is no such excess, to our net profits for the current and/or immediately preceding fiscal year.  We are also required to seek the approval of the Board of Governors of the Federal Reserve System, or FRB, prior to declaring a dividend.  Our ability to pay dividends, service our debt obligations and repurchase our common stock is dependent primarily upon receipt of dividend payments from Astoria Federal.  Our primary banking regulator, the Office of the Comptroller of the Currency, or OCC, regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments.  Astoria Federal must file an application to receive approval from the OCC for a proposed capital distribution if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year-to-date plus the retained net income for the preceding two years.  During 2013, Astoria Federal was not required to file such applications, but was required to, and did, notify the OCC of its intent to pay dividends, to which the OCC did not object.  Astoria Federal may not pay dividends to us if: (1) after paying those dividends, it would fail to meet applicable regulatory capital requirements; (2) the payment would violate any statute, regulation, regulatory agreement or condition; or (3) after making such distribution, the institution would become “undercapitalized” (as such term is used in the Federal Deposit Insurance Act).  Payment of dividends by Astoria Federal also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice.  Astoria Federal must also provide notice to the FRB at least 30 days prior to declaring a dividend.  Astoria Federal paid dividends to Astoria Financial Corporation totaling $44.0 million during 2013.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(10)     Commitments and Contingencies

Lease Commitments

At December 31, 2013, we were obligated through 2035 under various non-cancelable operating leases on buildings and land used for office space and banking purposes.  These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices.  Rent expense under the operating leases totaled $13.5 million for the year ended December 31, 2013, $11.1 million for the year ended December 31, 2012 and $9.7 million for the year ended December 31, 2011.

The minimum rental payments due under the terms of the non-cancelable operating leases at December 31, 2013, which have not been reduced by minimum sublease rentals of $5.9 million due in the future under non-cancelable subleases, are summarized below.

Year	Amount
(In Thousands)
2014	$ 11,379
2015	11,595
2016	11,328
2017	9,827
2018	8,469
2019 and thereafter	39,660
Total	$ 92,258

Outstanding Commitments

We had outstanding commitments as follows:

	At December 31,
(In Thousands)	2013	2012
Mortgage loans:
Commitments to extend credit – adjustable rate	$ 216,675	$ 80,691
Commitments to extend credit – fixed rate (1)	50,303	253,290
Commitments to purchase – adjustable rate	8,521	18,309
Commitments to purchase – fixed rate	24,326	33,363
Home equity loans – unused lines of credit	103,436	138,232
Consumer and commercial loans – unused lines of credit	74,534	59,335
Commitments to sell loans	19,114	121,932

(1)            Includes commitments to originate loans held-for-sale totaling $9.2 million at December 31, 2013 and $63.0 million at December 31, 2012.

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

Assets Sold with Recourse

We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market.  Generally the loans we sell are subject to recourse for fraud and adherence to underwriting or quality control guidelines.  We were required to repurchase one loan in the amount of $494,000 during 2013 as a result of these recourse provisions.  The principal balance of loans sold with recourse provisions in addition to fraud

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

and adherence to underwriting or quality control guidelines amounted to $358.1 million at December 31, 2013 and $342.2 million at December 31, 2012.  We estimate the liability for such loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse.  The carrying amount of this liability was immaterial at December 31, 2013 and 2012.

Guarantees

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  The guarantees generally extend for a term of up to one year and are fully collateralized.  For each guarantee issued, if the customer defaults on a payment or performance to the third party, we would have to perform under the guarantee.  Outstanding standby letters of credit totaled $513,000 at December 31, 2013 and $213,000 at December 31, 2012.  The fair values of these obligations were immaterial at December 31, 2013 and 2012.

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

City of New York Notice of Determination

By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York has notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies relate to our operation of two subsidiaries of Astoria Federal, Fidata Service Corp. and Astoria Federal Mortgage Corp.  We disagree with the assertion of the tax deficiencies.  Hearings in this matter were held before the New York City Tax Appeals Tribunal, or the NYC Tax Appeals Tribunal, in March and April 2013.  The NYC Tax Appeals Tribunal is not expected to render a decision in this matter until the 2014 third quarter.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at December 31, 2013 with respect to this matter.

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

(11)     Income Taxes

Income tax expense is summarized as follows:

	For the Year Ended December 31,
(In Thousands)	2013	2012	2011
Current:
Federal	$ 24,524	$ (29,202)	$ 20,752
State and local	3,722	3,201	3,862
Total current	28,246	(26,001)	24,614
Deferred:
Federal	9,496	52,969	14,305
State and local	7	912	(204)
Total deferred	9,503	53,881	14,101
Total income tax expense	$ 37,749	$ 27,880	$ 38,715

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Total income tax expense differed from the amounts computed by applying the federal income tax rate to income before income tax expense as a result of the following:

	For the Year Ended December 31,
(In Thousands)	2013	2012	2011
Expected income tax expense at statutory federal rate	$ 36,520	$28,340	$ 37,073
State and local taxes, net of federal tax effect	2,424	2,673	2,378
Tax exempt income (principally on BOLI)	(2,945)	(3,356)	(3,672)
Non-deductible ESOP compensation	2,613	2,187	3,936
Low income housing tax credit	(1,676)	(1,727)	(1,885)
Other, net	813	(237)	885
Total income tax expense	$ 37,749	$27,880	$ 38,715

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	At December 31,
(In Thousands)	2013	2012
Deferred tax assets:
Allowances for losses	$ 54,511	$ 55,057
Compensation and benefits (principally pension and other postretirement benefit plans)	21,955	53,167
Mortgage loans (principally deferred loan origination costs)	7,524	9,029
Net unrealized loss on securities available-for-sale	4,010	-
Effect of unrecognized tax benefits, related accrued interest and other deductible temporary differences	5,489	7,238
Total gross deferred tax assets	93,489	124,491
Deferred tax liabilities:
Premises and equipment	(3,882)	(3,124)
Net unrealized gain on securities available-for-sale	-	(2,432)
Total gross deferred tax liabilities	(3,882)	(5,556)
Net deferred tax assets (included in other assets)	$ 89,607	$ 118,935

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

	For the Year Ended December 31,
(In Thousands)	2013	2012
Unrecognized tax benefits at beginning of year	$ 3,428	$ 3,856
Additions as a result of a tax position taken during the current period	600	630
Reductions as a result of tax positions taken during a prior period	(19)	-
Reductions relating to settlement with taxing authorities	-	(1,058)
Unrecognized tax benefits at end of year	$ 4,009	$ 3,428

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

If realized, all of our unrecognized tax benefits at December 31, 2013 would affect our effective income tax rate.  After the related federal tax effects, realization of those benefits would reduce income tax expense by $2.6 million.

In addition to the above unrecognized tax benefits, we have accrued liabilities for interest and penalties related to uncertain tax positions totaling $1.1 million at December 31, 2013 and $730,000 at December 31, 2012.  We accrued interest and penalties on uncertain tax positions as an element of our income tax expense, net of the related federal tax effects, totaling $224,000 during the year ended December 31, 2013, $316,000 during the year ended December 31, 2012 and $271,000 during the year ended December 31, 2011.  Realization of all of our unrecognized tax benefits would result in a further reduction in income tax expense of $726,000 for the reversal of accrued interest and penalties, net of the related federal tax effects.

Astoria Federal’s retained earnings at December 31, 2013 and 2012 includes base-year bad debt reserves, created for tax purposes prior to 1988, totaling $165.8 million.  A related deferred federal income tax liability of $58.0 million has not been recognized.  Base-year reserves are subject to recapture in the unlikely event that Astoria Federal (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.

(12)     Earnings Per Common Share

The following table is a reconciliation of basic and diluted EPS.

	For the Year Ended December 31,
(In Thousands, Except Share Data)	2013	2012	2011
Net income	$66,593	$53,091	$67,209
Preferred stock dividends	(7,214)	-	-
Net income available to common shareholders	59,379	53,091	67,209
Income allocated to participating securities	(720)	(463)	(1,685)
Net income allocated to common shareholders	$58,659	$52,628	$65,524

Basic weighted average common shares outstanding	97,121,497	95,455,344	93,253,928
Dilutive effect of stock options and restricted stock units (1) (2)	-	-	-
Diluted weighted average common shares outstanding	97,121,497	95,455,344	93,253,928

Basic EPS	$0.60	$0.55	$0.70
Diluted EPS	$0.60	$0.55	$0.70

(1)          Excludes options to purchase 2,096,708 shares of common stock which were outstanding during the year ended December 31, 2013; options to purchase 5,495,748 shares of common stock which were outstanding during the year ended December 31, 2012; and options to purchase 6,846,339 shares of common stock which were outstanding during the year ended December 31, 2011 because their inclusion would be anti-dilutive.

(2)          Unvested restricted stock units outstanding during the year ended December 31, 2013 are excluded from the calculations because performance conditions have not been satisfied.  There were no unvested restricted stock units outstanding during the years ended December 31, 2012 and 2011.

(13)     Other Comprehensive Income/Loss

Effective January 1, 2013, we adopted the guidance in ASU 2013-02, “Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income/loss by component.  In addition, significant amounts reclassified out of accumulated other comprehensive income/loss by the income statement line items are required to be presented either on the face of the statement where net income is presented or as a separate disclosure in the notes, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  The amendments in ASU 2013-02 did not

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

change the requirements for reporting net income or other comprehensive income in financial statements.  Substantially all of the information that ASU 2013-02 required was already required to be disclosed elsewhere in the financial statements. Since the provisions of ASU 2013-02 are presentation related only, our adoption of this guidance on January 1, 2013 did not have an impact on our financial condition or results of operations.

The following table sets forth the components of accumulated other comprehensive loss, net of related tax effects, at December 31, 2013 and 2012 and the changes during the year ended December 31, 2013.

(In Thousands)	At December 31, 2012	Other Comprehensive (Loss) Income	At December 31, 2013
Net unrealized gain (loss) on securities available-for-sale	$7,451	$(11,817)	$(4,366)
Net actuarial loss on pension plans and other postretirement benefits	(77,115)	46,515	(30,600)
Prior service cost on pension plans and other postretirement benefits	(3,426)	142	(3,284)
Accumulated other comprehensive loss	$(73,090)	$34,840	$(38,250)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the components of other comprehensive income/loss for the years indicated.

(In Thousands)	Before Tax Amount	Tax Benefit (Expense)	After Tax Amount

For the Year Ended December 31, 2013
Net unrealized loss on securities available-for-sale:
Net unrealized holding loss on securities arising during the year	$(16,202)	$5,717	$(10,485)
Reclassification adjustment for gain on sales of securities included in net income	(2,057)	725	(1,332)
Net unrealized loss on securities available-for-sale	(18,259)	6,442	(11,817)

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	68,150	(23,970)	44,180
Reclassification adjustment for net actuarial loss included in net income	3,610	(1,275)	2,335
Net actuarial loss adjustment on pension plans and other postretirement benefits	71,760	(25,245)	46,515

Reclassification adjustment for prior service cost included in net income	213	(71)	142
Other comprehensive income	$53,714	$(18,874)	$34,840

For the Year Ended December 31, 2012
Net unrealized loss on securities available-for-sale:
Net unrealized holding loss on securities arising during the year	$(2,040)	$720	$(1,320)
Reclassification adjustment for gain on sales of securities included in net income	(8,477)	2,987	(5,490)
Net unrealized loss on securities available-for-sale	(10,517)	3,707	(6,810)

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	14,141	(4,998)	9,143
Reclassification adjustment for net actuarial loss included in net income	5,447	(1,920)	3,527
Net actuarial loss adjustment on pension plans and other postretirement benefits	19,588	(6,918)	12,670

Prior service cost adjustment on pension plans and other postretirement benefits:
Prior service cost adjustment arising during the year	(5,463)	1,925	(3,538)
Reclassification adjustment for prior service cost included in net income	152	(54)	98
Prior service cost adjustment on pension plans and other postretirement benefits	(5,311)	1,871	(3,440)

Reclassification adjustment for loss on cash flow hedge included in net income	261	(110)	151
Other comprehensive income	$4,021	$(1,450)	$2,571

For the Year Ended December 31, 2011
Net unrealized holding loss on securities available-for-sale arising during the year	$(5,181)	$1,827	$(3,354)

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	(55,530)	19,570	(35,960)
Reclassification adjustment for net actuarial loss included in net income	8,592	(3,028)	5,564
Net actuarial loss adjustment on pension plans and other postretirement benefits	(46,938)	16,542	(30,396)

Reclassification adjustment for prior service cost included in net income	92	(32)	60

Reclassification adjustment for loss on cash flow hedge included in net income	330	(140)	190
Other comprehensive loss	$(51,697)	$18,197	$(33,500)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to, and the affected line items in, the consolidated statement of income.

(In Thousands)	For the Year Ended December 31, 2013	Income Statement Line Item
Reclassification adjustment for gain on sales of securities	$ 2,057	Gain on sales of securities
Reclassification adjustment for net actuarial loss (1)	(3,610)	Compensation and benefits
Reclassification adjustment for prior service cost (1)	(213)	Compensation and benefits
Total reclassifications, before tax	(1,766)
Income tax effect	621	Income tax expense
Total reclassifications, net of tax	$ (1,145)	Net income

(1)  These other comprehensive loss components are included in the computations of net periodic cost for our defined benefit pension plans and other postretirement benefit plan.  See Note 14 for additional details.

(14)     Benefit Plans

Pension Plans and Other Postretirement Benefits

The following table sets forth information regarding our defined benefit pension plans and other postretirement benefit plan.

			Other Postretirement
	Pension Benefits		Benefits
	At or For the Year Ended		At or For the Year Ended
	December 31,		December 31,
(In Thousands)	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$260,108	$274,874	$35,476	$32,515
Service cost	-	2,025	1,578	1,061
Interest cost	9,549	10,992	1,279	1,378
Actuarial (gain) loss	(28,749)	19,535	(18,572)	1,454
Amendments	-	5,473	-	-
Settlements	-	(14,560)	-	-
Curtailments	-	(28,192)	-	-
Benefits paid	(10,547)	(10,039)	(995)	(932)
Benefit obligation at end of year	230,361	260,108	18,766	35,476
Change in plan assets:
Fair value of plan assets at beginning of year	160,683	134,495	-	-
Actual return on plan assets	33,583	16,593	-	-
Employer contribution	5,648	34,194	995	932
Settlements	-	(14,560)	-	-
Benefits paid	(10,547)	(10,039)	(995)	(932)
Fair value of plan assets at end of year	189,367	160,683	-	-
Funded status at end of year	$(40,994)	$(99,425)	$(18,766)	$(35,476)

The underfunded pension benefits and other postretirement benefits at December 31, 2013 and 2012 are included in other liabilities in our consolidated statements of financial condition.

During 2013, we contributed $5.0 million to the Astoria Federal Pension Plan.  We expect to contribute approximately $5.0 million to the Astoria Federal Pension Plan during 2014 to address the current pension deficit and manage future funding requirements.  No pension plan assets are expected to be returned to us.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the pre-tax components of accumulated other comprehensive loss related to pension plans and other postretirement benefits.  We expect that $830,000 in net actuarial loss and $190,000 in prior service cost will be recognized as components of net periodic cost in 2014.

	Pension Benefits		Other Postretirement Benefits
	At December 31,		At December 31,
(In Thousands)	2013	2012	2013	2012
Net actuarial loss (gain)	$57,327	$110,043	$(8,089)	$10,955
Prior service cost	5,140	5,353	-	-
Total accumulated other comprehensive loss (income)	$62,467	$115,396	$(8,089)	$10,955

The accumulated benefit obligation for all defined benefit pension plans was $230.4 million at December 31, 2013 and $260.1 million at December 31, 2012.  Included in the tables of pension benefits are the Astoria Federal Excess and Supplemental Benefit Plans, Astoria Federal Directors’ Retirement Plan, The Greater New York Savings Bank, or Greater, Directors’ Retirement Plan and Long Island Bancorp, Inc., or LIB, Directors’ Retirement Plan, which are unfunded plans.  The projected benefit obligation and accumulated benefit obligation for these plans each totaled $13.1 million at December 31, 2013 and $14.6 million at December 31, 2012.

The discount rates used to determine the benefit obligations at December 31 are as follows:

	2013	2012
Pension Benefit Plans:
Astoria Federal Pension Plan	4.66%	3.77%
Astoria Federal Excess and Supplemental Benefit Plans	4.39	3.49
Astoria Federal Directors’ Retirement Plan	4.23	3.21
Greater Directors’ Retirement Plan	3.64	2.77
LIB Directors’ Retirement Plan	0.50	0.63
Other Postretirement Benefit Plan:
Astoria Federal Retiree Health Care Plan	4.80	3.98

The components of net periodic cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
(In Thousands)	2013	2012	2011	2013	2012	2011
Service cost	$-	$2,025	$4,642	$1,578	$1,061	$529
Interest cost	9,549	10,992	12,212	1,279	1,378	1,360
Expected return on plan assets	(12,754)	(11,947)	(10,648)	-	-	-
Recognized net actuarial loss	3,138	4,930	8,445	472	517	147
Amortization of prior service cost (credit)	213	177	191	-	(25)	(99)
Settlement	-	2,302	-	-	-	-
Net periodic cost	$146	$8,479	$14,842	$3,329	$2,931	$1,937

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the assumptions used to determine the net periodic cost for the years ended December 31, 2013 and 2012.  As a result of plan amendments in 2012 resulting in a curtailment and a remeasurement of our benefit obligations recognized as of March 31, 2012, the 2012 discount rates in the table below for the Astoria Federal Pension Plan, the Astoria Federal Excess and Supplemental Benefit Plans and the Astoria Federal Directors’ Retirement Plan reflect the rates used to determine net periodic cost for the period from April 1, 2012 to December 31, 2012.  The discount rate used to determine the net periodic cost for the period from January 1, 2012 to March 31, 2012 was 4.44% for the Astoria Federal Pension Plan, 4.16% for the Astoria Federal Excess and Supplemental Benefit Plans and 4.09% for the Astoria Federal Directors’ Retirement Plan.  The rate of compensation increase to determine net periodic cost for periods subsequent to March 31, 2012 are not applicable as a result of the 2012 plan amendments.  The rate of compensation increase to determine net periodic cost for the period from January 1, 2012 to March 31, 2012 was 5.10% for the Astoria Federal Pension Plan, 6.10% for the Astoria Federal Excess and Supplemental Benefit Plans and 4.00% for the Astoria Federal Directors’ Retirement Plan.

	Discount Rate		Expected Return on Plan Assets
	2013	2012	2013	2012
Pension Benefit Plans:
Astoria Federal Pension Plan	3.77%	4.44%	8.00%	8.00%
Astoria Federal Excess and Supplemental Benefit Plans	3.49	3.99	N/A	N/A
Astoria Federal Directors’ Retirement Plan	3.21	3.97	N/A	N/A
Greater Directors’ Retirement Plan	2.77	3.78	N/A	N/A
LIB Directors’ Retirement Plan	0.63	1.74	N/A	N/A
Other Postretirement Benefit Plan:
Astoria Federal Retiree Health Care Plan	3.98	4.50	N/A	N/A

To determine the expected return on plan assets, we consider the long-term historical return information on plan assets, the mix of investments that comprise plan assets and the historical returns on indices comparable to the fund classes in which the plan invests.

The assumed health care cost trend rates are as follows:

	At December 31,
	2013	2012
Health care cost trend rate assumed for the next year:
Pre-age 65	7.00%	7.50%
Post-age 65	10.00%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2018

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage point change in assumed health care cost trend rates would have the following effects:

(In Thousands)	One Percentage Point Increase	One Percentage Point Decrease
Effect on total service and interest cost components	$639	$(488)
Effect on the postretirement benefit obligation	3,008	(2,360)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Total benefits expected to be paid under our defined benefit pension plans and other postretirement benefit plan as of December 31, 2013, which reflect expected future service, as appropriate, are as follows:

Year	Pension Benefits	Other Postretirement Benefits
	(In Thousands)
2014	$11,615	$857
2015	11,649	885
2016	15,103	916
2017	13,490	951
2018	12,975	989
2019-2023	68,942	5,219

The Astoria Federal Pension Plan’s assets are measured at fair value on a recurring basis.  The Astoria Federal Pension Plan groups its assets at fair values in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.  These levels are described in Note 17.  Other than the Astoria Federal Pension Plan’s investment in Astoria Financial Corporation common stock, the assets are managed by Prudential Retirement Insurance and Annuity Company, or PRIAC.

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

	Carrying Value at December 31, 2013
(In Thousands)	Total	Level 1	Level 2	Level 3
PRIAC Pooled Separate Accounts (1)	$170,377	$-	$170,377	$-
Astoria Financial Corporation common stock	12,687	12,687	-	-
PRIAC Guaranteed Deposit Account	6,299	-	-	6,299
Cash and cash equivalents	4	4	-	-
Total	$189,367	$12,691	$170,377	$6,299

(1)         Consists of 41% large-cap equity securities, 35% debt securities, 11% international equities, 8% small-cap equity securities and 5% mid-cap equity securities.

	Carrying Value at December 31, 2012
(In Thousands)	Total	Level 1	Level 2	Level 3
PRIAC Pooled Separate Accounts (1)	$145,037	$-	$145,037	$-
Astoria Financial Corporation common stock	8,466	8,466	-	-
PRIAC Guaranteed Deposit Account	7,177	-	-	7,177
Cash and cash equivalents	3	3	-	-
Total	$160,683	$8,469	$145,037	$7,177

(1)         Consists of 39% large-cap equity securities, 35% debt securities, 12% international equities, 8% small-cap equity securities and 6% mid-cap equity securities.

The following table sets forth a summary of changes in the fair value of the Astoria Federal Pension Plan’s Level 3 assets for the periods indicated.

	For the Year Ended December 31,
(In Thousands)	2013	2012
Fair value at beginning of year	$7,177	$6,564
Total net gain, realized and unrealized, included in change in net assets (1)	21	455
Purchases	9,000	9,640
Sales	(9,899)	(9,482)
Fair value at end of year	$6,299	$7,177

(1)         Includes unrealized gain related to assets held at December 31, 2013 of $313,000 for the year ended December 31, 2013 and unrealized gain related to assets held at December 31, 2012 of $517,000 for the year ended December 31, 2012.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Incentive Savings Plan

Astoria Federal maintains a 401(k) incentive savings plan, or the 401(k) Plan, which provides for contributions by both Astoria Federal and its participating employees.  Under the 401(k) Plan, which is a qualified, defined contribution pension plan, participants may contribute up to 30% of their pre-tax base salary, generally not to exceed $17,500 for the calendar year ended December 31, 2013.  Effective January 1, 2013, Astoria Federal makes matching contributions equal to 50% of participating employees’ contributions not in excess of 6% of the participating employees’ compensation.  Matching contributions for the year ended December 31, 2013 totaled $2.0 million.  Participants vest immediately in their own contributions and, effective January 1, 2013, after a period of one year for Astoria Federal contributions.  During 2012 and 2011, matching contributions were permitted at the discretion of Astoria Federal.  No matching contributions were made for the years ended December 31, 2012 and 2011.

Employee Stock Ownership Plan

Astoria Federal maintains an ESOP for its eligible employees, which is also a defined contribution pension plan.  To fund the purchase of the ESOP shares, the ESOP borrowed funds from us.  Astoria Federal made contributions to fund debt service.  The ESOP loans, which had an aggregated outstanding principal balance of $5.9 million at December 31, 2012, were prepaid in full on December 20, 2013.  The ESOP loans had an interest rate of 6.00%, a maturity date of December 31, 2029 and were collateralized by our common stock purchased with the loan proceeds.

Shares purchased by the ESOP were held in trust for allocation among participants as the loans were repaid.  Pursuant to the loan agreements, the number of shares released annually was based upon a specified percentage of aggregate eligible payroll for our covered employees.  As a result of the prepayment of the ESOP loans in full on December 20, 2013, the remaining 967,013 unallocated shares were released from the pledge agreement and allocated to participants as of December 31, 2013.  Through December 31, 2013, 15,068,562 shares have been allocated to participants and no shares remain unallocated.  Shares allocated to participants totaled 1,075,354 for the year ended December 31, 2012 and 1,398,763 for the year ended December 31, 2011.

In addition to shares allocated, Astoria Federal made an annual cash contribution to participant accounts which, beginning in 2010, was equal to dividends paid on unallocated shares.  This cash contribution totaled $155,000 for the year ended December 31, 2013, $513,000 for the year ended December 31, 2012 and $1.8 million for the year ended December 31, 2011.

Compensation expense related to the ESOP totaled $11.2 million for the year ended December 31, 2013, $10.7 million for the year ended December 31, 2012 and $18.2 million for the year ended December 31, 2011.

Effective December 31, 2013 the ESOP was frozen.  As a result, no contributions will be made to the plan subsequent to December 31, 2013.

(15)     Stock Incentive Plans

Under the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, as amended, or the 2005 Employee Stock Plan, 6,850,000 shares of common stock were reserved for option, restricted stock, restricted stock units and/or stock appreciation right grants, of which 1,300,665 shares remain available for issuance of future grants at December 31, 2013.  Employee grants generally occur annually, upon approval by our Board of Directors, on the third business day after we issue a press release announcing annual financial results for the prior year.  Discretionary grants may be made to eligible employees from time to time upon approval by our Board of Directors.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2005 Employee Stock Plan, all options and restricted common stock granted pursuant to such plan immediately vests, except for a performance-based restricted common stock award granted in 2011 which, in the event of death or disability prior to vesting, will remain outstanding subject to satisfaction of the performance and vesting conditions, unless otherwise settled.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes restricted common stock grant awards by year under the 2005 Employee Stock Plan for grant years with unvested shares outstanding at December 31, 2013 and the remaining vesting schedule.

	2013	2012	2011		2010
Number of shares of restricted common stock:
Granted during the year	494,420	155,000	663,530		778,740
Unvested at December 31, 2013	315,820	86,000	229,560		99,604
Scheduled to vest during the year ending:
December 31, 2014	156,410	34,500	82,280		99,604
December 31, 2015	157,410	51,500	82,280		-
December 31, 2016	2,000	-	65,000	(1)	-

(1)         Shares of restricted common stock granted under a performance-based award which will vest on June 30, 2016 if the performance conditions are met.

During 2013, in addition to the restricted common stock granted under the 2005 Employee Stock Plan detailed in the table above, 432,300 performance-based restricted stock units were granted to select officers under the 2005 Employee Stock Plan, with a grant date fair value of $9.22 per unit, of which 409,100 units remain outstanding at December 31, 2013.  Each restricted stock unit granted represents a right, under the 2005 Employee Stock Plan, to receive one share of our common stock in the future, subject to meeting certain criteria.  The restricted stock units have specified performance objectives within a specified performance measurement period and no voting or dividend rights prior to vesting and delivery of shares.  The performance measurement period for these restricted stock units is the fiscal year ending December 31, 2015 and the vest date is February 1, 2016.  Shares will be issued on the vest date at either 100%, 75%, 50% or 0% of units granted based on actual performance during the performance measurement period.  However, in the event of a change in control during the performance measurement period, the restricted stock units will vest on the change in control date and shares will be issued at 100% of units granted.  Absent a change in control, if a grantee’s employment terminates prior to December 31, 2015 all restricted stock units will be forfeited.  In the event the grantee terminates his/her employment during the period between December 31, 2015 and February 1, 2016 due to death, disability, retirement or a change in control, the grantee will remain entitled to the shares otherwise earned.

Under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, or the 2007 Director Stock Plan, 240,080 shares of common stock were reserved for restricted stock grants, of which 41,690 shares of restricted common stock were granted in 2013 and 99,641 shares remain available at December 31, 2013 for issuance of future grants.  Annual awards and discretionary grants, as such terms are defined in the plan, are authorized under the 2007 Director Stock Plan.  Annual awards to non-employee directors occur on the third business day after we issue a press release announcing annual financial results for the prior year.  Discretionary grants may be made to eligible directors from time to time as consideration for services rendered or promised to be rendered.  Such grants are made on such terms and conditions as determined by a committee of independent directors.

Under the 2007 Director Stock Plan, restricted common stock granted vests approximately three years after the grant date, although awards immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.  Shares awarded will be forfeited in the event a recipient ceases to be a director prior to the vest date for any reason other than death, disability, mandatory retirement, involuntary termination or a change in control, as defined in the plan.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Restricted common stock activity in our stock incentive plans for the year ended December 31, 2013 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	1,146,657	$14.87
Granted	536,110	9.70
Vested	(787,655)	(15.31)
Forfeited	(113,468)	(10.88)
Unvested at end of year	781,644	11.46

The aggregate fair value on the vest date of restricted common stock awards which vested during the year ended December 31, 2013 totaled $9.6 million.

Options outstanding at December 31, 2013, granted under plans other than the 2005 Employee Stock Plan and 2007 Director Stock Plan, have a maximum term of ten years and were granted in tandem with limited stock appreciation rights exercisable only in the event we experience a change in control, as defined by the plans.  Common shares are issued from treasury stock upon the exercise of stock options.  No options were exercised during the years ended December 31, 2013, 2012 and 2011.  We have an adequate number of shares available in treasury stock for future stock option exercises.

Option activity in our stock incentive plans for the year ended December 31, 2013 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,846,850	$25.70
Expired	(1,744,200)	(25.08)
Outstanding and exercisable at end of year	1,102,650	26.68

At December 31, 2013, options outstanding and exercisable had no intrinsic value and a weighted average remaining contractual term of approximately 11 months.

Stock-based compensation expense totaled $4.5 million, net of taxes of $2.5 million, for the year ended December 31, 2013, $3.3 million, net of taxes of $1.8 million, for the year ended December 31, 2012 and $5.9 million, net of taxes of $3.2 million, for the year ended December 31, 2011.  At December 31, 2013, pre-tax compensation cost related to all unvested awards of restricted common stock and restricted stock units not yet recognized totaled $9.3 million and will be recognized over a weighted average period of approximately 1.9 years, which excludes $1.8 million of pre-tax compensation cost related to 65,000 shares of performance-based restricted common stock granted in 2011 and 102,275 performance-based restricted stock units granted in 2013, for which compensation cost will begin to be recognized when the achievement of the performance conditions becomes probable.

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

(16)     Regulatory Matters

Federal law requires that savings associations, such as Astoria Federal, maintain minimum capital requirements.  These capital standards are required to be no less stringent than standards applicable to national banks.  At December 31, 2013 and 2012, Astoria Federal was in compliance with all regulatory capital requirements.

The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established a system of prompt corrective action, or the Prompt Corrective Action Provisions, to resolve the problems of undercapitalized institutions.  The regulators adopted rules which require them to take action against undercapitalized institutions,

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

based upon the five categories of capitalization which FDICIA created: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  The rules adopted generally provide that an insured institution whose capital ratios exceed the specified targets and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the primary federal regulator shall be considered a well capitalized institution.  At December 31, 2013 and 2012, all of Astoria Federal’s ratios were above the minimum levels required to be considered well capitalized.

The following tables set forth information regarding the regulatory capital requirements applicable to Astoria Federal at the dates indicated.

	At December 31, 2013
	Actual		Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible	$1,543,764	9.93%	$233,158	1.50%	N/A	N/A
Tier 1 leverage	1,543,764	9.93	621,755	4.00	$777,194	5.00%
Tier 1 risk-based	1,543,764	15.79	391,083	4.00	586,625	6.00
Total risk-based	1,666,637	17.05	782,167	8.00	977,708	10.00

	At December 31, 2012
	Actual		Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible	$1,500,927	9.24%	$243,769	1.50%	N/A	N/A
Tier 1 leverage	1,500,927	9.24	650,050	4.00	$812,563	5.00%
Tier 1 risk-based	1,500,927	15.23	394,230	4.00	591,344	6.00
Total risk-based	1,624,730	16.49	788,459	8.00	985,574	10.00

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Reform Act, we will become subject to new minimum capital requirements.  In July 2013, the federal bank regulatory agencies issued rules that will subject many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements. The rules also revise the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Third Basel Accord adopted by the Basel Committee on Banking Supervision.  In doing so, the rules:

•                Establish a new minimum common equity Tier 1 risk-based capital ratio (common equity Tier 1 capital to total risk-weighted assets) of 4.5% and increase the minimum Tier 1 risk-based capital ratio from 4.0% to 6.0%, while maintaining the minimum Total risk-based capital ratio of 8.0% and the minimum Tier 1 leverage capital ratio of 4.0%.

•                Revise the rules for calculating risk-weighted assets to enhance their risk sensitivity.

•                Phase out trust preferred securities and cumulative perpetual preferred stock as Tier 1 capital.

•                Add a requirement to maintain a minimum Conservation Buffer, composed of common equity Tier 1 capital, of 2.5% of risk-weighted assets, to be applied to the new common equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the Total risk-based capital ratio, which means that banking organizations, on a fully phased in basis no later than January 1, 2019, must maintain a minimum common equity Tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5% and a minimum Total risk-based capital ratio of 10.5%.

•                Change the definitions of capital categories for insured depository institutions for purposes of the Prompt Corrective Action Provisions.  Under these revised definitions, to be considered well-capitalized, Astoria

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Federal must have a common equity Tier 1 risk-based capital ratio of at least 6.5%, a Tier 1 leverage capital ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 8.0% and a Total risk-based capital ratio of at least 10.0%.

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets will be phased in with the initial provisions effective for Astoria Financial Corporation and Astoria Federal on January 1, 2015.  The required minimum Conservation Buffer will be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met.

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

•                Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.  The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

We base our fair values on the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, with additional considerations when the volume and level of activity for an asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly.  We maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The following tables set forth the carrying values of our assets measured at estimated fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at the dates indicated.

	Carrying Value at December 31, 2013
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$286,074	$-	$286,074
Non-GSE issuance REMICs and CMOs	7,572	-	7,572
GSE pass-through certificates	16,888	-	16,888
Obligations of GSEs	91,153	-	91,153
Fannie Mae stock	3	3	-
Total securities available-for-sale	$401,690	$3	$401,687

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Carrying Value at December 31, 2012
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$204,827	$-	$204,827
Non-GSE issuance REMICs and CMOs	11,219	-	11,219
GSE pass-through certificates	21,375	-	21,375
Obligations of GSEs	98,879	-	98,879
Fannie Mae stock	-	-	-
Total securities available-for-sale	$336,300	$-	$336,300

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

Residential mortgage-backed securities

Residential mortgage-backed securities comprised 77% of our securities available-for-sale portfolio at December 31, 2013 and 71% at December 31, 2012.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  GSE securities, for which an active market exists for similar securities making observable inputs readily available, comprised 98% of our available-for-sale residential mortgage-backed securities portfolio at December 31, 2013 and 95% at December 31, 2012.

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

Obligations of GSEs

Obligations of GSEs comprised 23% of our securities available-for-sale portfolio at December 31, 2013 and 29% at December 31, 2012 and consisted of debt securities issued by GSEs.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service gathers information from market sources and integrates relative credit information, observed market movements and sector news into their pricing applications and models.  Spread scales, representing credit risk, are created and are based on the new issue market, secondary trading and dealer quotes.  Option adjusted spread, or OAS,  models are incorporated to adjust spreads of issues that have early redemption features.  Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

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

	Carrying Value at December 31,
(In Thousands)	2013	2012
Non-performing loans held-for-sale, net	$791	$3,881
Impaired loans	271,408	282,723
MSR, net	12,800	6,947
REO, net	27,101	20,796
Total	$312,100	$314,347

The following table provides information regarding the losses recognized on our assets measured at fair value on a non-recurring basis for the periods indicated.

	For the Year Ended December 31,
(In Thousands)	2013	2012	2011
Non-performing loans held-for-sale, net (1)	$520	$1,066	$10,020
Impaired loans (2)	21,992	40,018	48,080
MSR, net (3)	-	931	148
REO, net (4)	3,788	3,137	6,677
Total	$26,300	$45,152	$64,925

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

Loans-held-for-sale, net (non-performing loans held-for-sale)

Fair values of non-performing loans held-for-sale are estimated through either preliminary bids from potential purchasers of the loans or the estimated fair value of the underlying collateral discounted for factors necessary to solicit acceptable bids, and adjusted as necessary based on management’s experience with sales of similar types of loans and, as such, are classified as Level 3.  Substantially all of the non-performing loans held-for-sale were multi-family mortgage loans at December 31, 2013 and 2012.

Loans receivable, net (impaired loans)

Impaired loans were comprised of 81% residential mortgage loans and 19% multi-family and commercial real estate mortgage loans at December 31, 2013 and 78% residential mortgage loans and 22% multi-family and commercial real estate mortgage loans at December 31, 2012.  Impaired loans for which a fair value adjustment was recognized were comprised of 83% residential mortgage loans and 17% multi-family and commercial real estate mortgage loans at December 31, 2013 and 84% residential mortgage loans and 16% multi-family and commercial real estate mortgage loans at December 31, 2012.  Our impaired loans are generally collateral dependent and, as such, are generally carried at the estimated fair value of the underlying collateral less estimated selling costs.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

MSR, net

The right to service loans for others is generally obtained through the sale of residential mortgage loans with servicing retained.  MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At December 31, 2013, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.45%, a weighted average constant prepayment rate on mortgages of 10.52% and a weighted average life of 6.3 years.  At December 31, 2012, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 10.95%, a weighted average constant prepayment rate on mortgages of 23.12% and a weighted average life of 3.4 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

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

REO, net

REO was comprised of residential properties at December 31, 2013 and 2012.  The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

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

	At December 31, 2013
	Carrying	Estimated Fair Value
(In Thousands)	Value	Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$1,849,526	$1,811,122	$1,811,122	$-
FHLB-NY stock	152,207	152,207	152,207	-
Loans held-for-sale, net (1)	7,375	7,436	-	7,436
Loans receivable, net (1)	12,303,066	12,480,533	-	12,480,533
MSR, net (1)	12,800	12,804	-	12,804
Financial Liabilities:
Deposits	9,855,310	9,922,631	9,922,631	-
Borrowings, net	4,137,161	4,376,336	4,376,336	-

(1)	Includes assets measured at fair value on a non-recurring basis.

	At December 31, 2012
	Carrying	Estimated Fair Value
(In Thousands)	Value	Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$1,700,141	$1,725,090	$1,725,090	$-
FHLB-NY stock	171,194	171,194	171,194	-
Loans held-for-sale, net (1)	76,306	78,486	-	78,486
Loans receivable, net (1)	13,078,471	13,311,997	-	13,311,997
MSR, net (1)	6,947	6,948	-	6,948
Financial Liabilities:
Deposits	10,443,958	10,588,073	10,588,073	-
Borrowings, net	4,373,496	4,857,989	4,857,989	-

(1)	Includes assets measured at fair value on a non-recurring basis.

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

Astoria Financial Corporation - Condensed Statements of Financial Condition

	At December 31,
(In Thousands)	2013	2012
Assets:
Cash	$63,418	$47,604
ESOP loans receivable	-	5,908
Other assets	103	1,009
Investment in Astoria Federal	1,705,964	1,617,880
Investment in AF Insurance Agency, Inc.	1,233	1,160
Investment in Astoria Capital Trust I	-	3,929
Total assets	$1,770,718	$1,677,490
Liabilities and stockholders’ equity:
Other borrowings, net	$248,161	$376,496
Other liabilities	3,044	1,369
Amounts due to subsidiaries	-	5,636
Stockholders’ equity	1,519,513	1,293,989
Total liabilities and stockholders’ equity	$1,770,718	$1,677,490

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation - Condensed Statements of Income

	For the Year Ended December 31,
(In Thousands)	2013	2012	2011
Interest income:
Repurchase agreements	$-	$18	$19
ESOP loans receivable	344	728	1,194
Total interest income	344	746	1,213
Interest expense on borrowings	17,398	29,689	27,262
Net interest expense	17,054	28,943	26,049
Non-interest income	-	-	204
Cash dividends from subsidiaries	45,150	42,000	65,030
Non-interest expense:
Compensation and benefits	3,261	3,735	4,278
Extinguishment of debt	4,266	1,212	-
Other	3,148	2,878	2,898
Total non-interest expense	10,675	7,825	7,176
Income before income taxes and equity in undistributed earnings of subsidiaries	17,421	5,232	32,009
Income tax benefit	9,644	12,844	11,574
Income before equity in undistributed earnings of subsidiaries	27,065	18,076	43,583
Equity in undistributed earnings of subsidiaries	39,528	35,015	23,626
Net income	66,593	53,091	67,209
Preferred stock dividends	7,214	-	-
Net income available to common shareholders	$59,379	$53,091	$67,209

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation - Condensed Statements of Cash Flows

	For the Year Ended December 31,
(In Thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$66,593	$53,091	$67,209
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(39,528)	(35,015)	(23,626)
Amortization of premiums and deferred costs	531	837	699
(Increase) decrease in other assets, net of other liabilities and amounts due to subsidiaries	(998)	846	(1,423)
Net cash provided by operating activities	26,598	19,759	42,859
Cash flows from investing activities:
Principal payments on ESOP loans receivable	5,908	6,235	7,780
Redemption of Astoria Capital Trust I common securities	3,866	-	-
Net cash provided by investing activities	9,774	6,235	7,780
Cash flows from financing activities:
Proceeds from borrowings with original terms greater than three months	-	250,000	-
Repayment of borrowings with original terms greater than three months	(128,866)	(250,000)	-
Cash payments for debt issuance costs	-	(2,653)	-
Proceeds from issuance of preferred stock	135,000	-	-
Cash payments for preferred stock issuance costs	(5,204)	-	-
Cash dividends paid to stockholders	(20,688)	(24,104)	(49,435)
Net tax benefit shortfall from stock-based compensation	(800)	(4,123)	(263)
Net cash used in financing activities	(20,558)	(30,880)	(49,698)
Net increase (decrease) in cash and cash equivalents	15,814	(4,886)	941
Cash and cash equivalents at beginning of year	47,604	52,490	51,549
Cash and cash equivalents at end of year	$63,418	$47,604	$52,490

Supplemental disclosure:
Cash paid during the year for interest	$18,898	$31,535	$26,563

Q U A R T E R L Y  R E S U L T S  O F  O P E R A T I O N S  (Unaudited)

	For the Year Ended December 31, 2013
	First	Second	Third	Fourth
(In Thousands, Except Per Share Data)	Quarter	Quarter	Quarter	Quarter
Interest income	$134,041	$129,774	$127,595	$127,020
Interest expense	50,009	44,873	41,391	40,255
Net interest income	84,032	84,901	86,204	86,765
Provision for loan losses	9,126	4,526	2,541	3,408
Net interest income after provision for loan losses	74,906	80,375	83,663	83,357
Non-interest income	18,278	18,582	15,309	17,403
Total income	93,184	98,957	98,972	100,760
General and administrative expense	71,551	74,397	72,534	69,049
Income before income tax expense	21,633	24,560	26,438	31,711
Income tax expense	7,781	8,895	9,514	11,559
Net income	13,852	15,665	16,924	20,152
Preferred stock dividends	-	2,827	2,194	2,193
Net income available to common shareholders	$13,852	$12,838	$14,730	$17,959
Basic earnings per common share	$0.14	$0.13	$0.15	$0.18
Diluted earnings per common share	$0.14	$0.13	$0.15	$0.18

	For the Year Ended December 31, 2012
	First	Second	Third	Fourth
(In Thousands, Except Per Share Data)	Quarter	Quarter	Quarter	Quarter
Interest income	$157,779	$152,810	$148,334	$141,586
Interest expense	69,583	66,141	62,336	54,180
Net interest income	88,196	86,669	85,998	87,406
Provision for loan losses	10,000	10,000	9,500	10,900
Net interest income after provision for loan losses	78,196	76,669	76,498	76,506
Non-interest income	19,567	15,451	16,574	21,643
Total income	97,763	92,120	93,072	98,149
General and administrative expense	82,201	72,099	72,643	73,190
Income before income tax expense	15,562	20,021	20,429	24,959
Income tax expense	5,566	7,197	7,074	8,043
Net income	9,996	12,824	13,355	16,916
Preferred stock dividends	-	-	-	-
Net income available to common shareholders	$9,996	$12,824	$13,355	$16,916
Basic earnings per common share	$0.11	$0.13	$0.14	$0.17
Diluted earnings per common share	$0.11	$0.13	$0.14	$0.17

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

3.1	Certificate of Incorporation of Astoria Financial Corporation, as amended effective as of June 3, 1998 and as further amended on September 6, 2006 and September 20, 2006. (1)

3.2	Bylaws of Astoria Financial Corporation, as amended March 19, 2008. (2)

3.3	Certificate of Designations of 6.50% Non-Cumulative Perpetual Preferred Stock, Series C of Astoria Financial Corporation. (3)

4.1	Astoria Financial Corporation Specimen Stock Certificate. (4)

4.2	Federal Stock Charter of Astoria Federal Savings and Loan Association. (5)

4.3	Bylaws of Astoria Federal Savings and Loan Association, as amended effective January 29, 2014. (*)

4.4

Indenture, dated as of October 28, 1999, between Astoria Financial Corporation and Wilmington Trust Company, as Debenture Trustee, including as Exhibit A thereto the Form of Certificate of Exchange Junior Subordinated Debentures. (6)

4.5	Form of Certificate of Junior Subordinated Debenture. (6)

4.6	Form of Certificate of Exchange Junior Subordinated Debenture. (6)

4.7	Amended and Restated Declaration of Trust of Astoria Capital Trust I, dated as of October 28, 1999. (6)

4.8	Common Securities Guarantee Agreement of Astoria Financial Corporation, dated as of October 28, 1999. (6)

4.9	Form of Certificate Evidencing Common Securities of Astoria Capital Trust I. (6)

4.10	Form of Exchange Capital Security Certificate for Astoria Capital Trust I. (6)

4.11	Series A Capital Securities Guarantee Agreement of Astoria Financial Corporation, dated as of October 28, 1999. (6)

4.12	Form of Series B Capital Securities Guarantee Agreement of Astoria Financial Corporation. (6)

4.13	Form of Capital Security Certificate of Astoria Capital Trust I. (6)

4.14	Indenture, dated as of June 19, 2012, between Astoria Financial Corporation and Wilmington Trust, National Association, as Trustee. (7)

4.15	Form of 5.00% Senior Notes due 2017. (7)

4.16

Deposit Agreement, dated as of March 19, 2013, by and among Astoria Financial Corporation, Computershare Shareholder Services, LLC, as depositary, and the holders from time to time of the depositary receipts described therein. (3)

Exhibit No.	Identification of Exhibit

4.17	Form of depositary receipt representing the depositary shares of 6.50% Non-Cumulative Perpetual Preferred Stock, Series C of Astoria Financial Corporation. (3)

4.18	Form of Certificate representing the 6.50% Non-Cumulative Perpetual Preferred Stock, Series C of Astoria Financial Corporation. (3)

4.19	Astoria Financial Corporation Automatic Dividend Reinvestment and Stock Purchase Plan. (8)

4.20	Astoria Financial Corporation Dividend Reinvestment and Stock Purchase Plan. (9)

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

10.8

Letter dated August 29, 2008 from Astoria Financial Corporation to Astoria Federal Savings and Loan Association Employee Stock Ownership Plan Trust regarding Amended and Restated Loan Agreement entered into as of January 1, 2000. (10)

Exhibits 10.9 through 10.87 are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(b) of this report.

10.9	Astoria Federal Savings and Loan Association and Astoria Financial Corporation Directors’ Retirement Plan, as amended and restated effective February 15, 2012. (11)

10.10	The Long Island Bancorp, Inc., Non-Employee Directors Retirement Benefit Plan, as amended June 24, 1997 and as further Amended December 31, 2008. (12)

10.11	Astoria Financial Corporation Death Benefit Plan for Outside Directors. (4)

Exhibit No.	Identification of Exhibit

10.12	Astoria Financial Corporation Death Benefit Plan for Outside Directors - Amendment No. 1. (12)

10.13	Deferred Compensation Plan for Directors of Astoria Financial Corporation as Amended Effective January 1, 2009. (12)

10.14	1999 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as amended December 29, 2005. (13)

10.15	1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, as amended December 29, 2005. (13)

10.16	2003 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as amended December 29, 2005. (13)

10.17	2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (14)

10.18	Amendment No. 1 to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (15)

10.19	Amendment No. 2 to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (16)

10.20	Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (17)

10.21	Amendment No. 1 to the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (18)

10.22	Amendment No. 2 to the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (19)

10.23

Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients other than George L. Engelke, Jr. utilized in connection with the award dated December 20, 2006 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (20)

10.24

Form of Performance-Based Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and Award Recipients utilized in connection with the award to Monte N. Redman dated July 1, 2011 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees, as amended. (21)

10.25

Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients other than George L. Engelke, Jr. and Arnold K. Greenberg utilized in connection with awards dated January 28, 2008 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (22)

Exhibit No.	Identification of Exhibit

10.26

Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards dated January 28, 2008 pursuant to the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (22)

10.27

Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (23)

10.28

Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the Astoria Financial Corporation 2007 Non-employee Director Stock Plan. (23)

10.29

Form of Waiver of Plan Benefit due under the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan for the 2012 calendar year scheduled for grant on or about January 30, 2012, executed by all eligible directors. (24)

10.30	Astoria Federal Savings and Loan Association Annual Incentive Plan for Select Executives. (25)

10.31	Amendment No. 1 to the Astoria Federal Savings and Loan Association Annual Incentive Plan for Select Executives effective December 31, 2008, dated November 12, 2009. (26)

10.32	Astoria Financial Corporation Executive Officer Annual Incentive Plan, as amended. (27)

10.33	Astoria Financial Corporation Amended and Restated Employment Agreement with Gerard C. Keegan, entered into as of January 1, 2009. (12)

10.34	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Gerard C. Keegan dated as of April 21, 2010. (28)

10.35	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Gerard C. Keegan, entered into as of January 1, 2009. (12)

10.36	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Gerard C. Keegan dated as of April 21, 2010. (28)

10.37	Astoria Financial Corporation Amended and Restated Employment Agreement with Monte N. Redman entered into as of January 1, 2009. (12)

10.38	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Monte N. Redman dated as of April 21, 2010. (28)

10.39	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Monte N. Redman, entered into as of January 1, 2009. (12)

10.40	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Monte N. Redman dated as of April 21, 2010. (28)

Exhibit No.	Identification of Exhibit

10.41	Astoria Financial Corporation Amended and Restated Employment Agreement with Alan P. Eggleston entered into as of January 1, 2009. (12)

10.42	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Alan P. Eggleston dated as of April 21, 2010. (28)

10.43	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Alan P. Eggleston, entered into as of January 1, 2009. (12)

10.44	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Alan P. Eggleston dated as of April 21, 2010. (28)

10.45	Astoria Financial Corporation Amended and Restated Employment Agreement with Frank E. Fusco, entered into as of January 1, 2009. (12)

10.46	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Financial Corporation and Frank E. Fusco dated as of April 21, 2010. (28)

10.47	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Frank E. Fusco, entered into as of January 1, 2009. (12)

10.48	Amendment No. 1 to Amended and Restated Employment Agreement by and between Astoria Federal Savings and Loan Association and Frank E. Fusco dated as of April 21, 2010. (28)

10.49	Employment Agreement by and between Astoria Financial Corporation and Josie Callari, entered into as of January 1, 2012. (29)

10.50	Employment Agreement by and between Astoria Federal Savings and Loan Association and Josie Callari, entered into as of January 1, 2012. (29)

10.51	Employment Agreement by and between Astoria Financial Corporation and Brian T. Edwards, entered into as of January 1, 2012. (29)

10.52	Employment Agreement by and between Astoria Federal Savings and Loan Association and Brian T. Edwards, entered into as of January 1, 2012. (29)

10.53	Employment Agreement by and between Astoria Financial Corporation and Gary M. Honstedt, entered into as of January 1, 2012. (29)

10.54	Employment Agreement by and between Astoria Federal Savings and Loan Association and Gary M. Honstedt, entered into as of January 1, 2012. (29)

10.55	Consulting Agreement between and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association and Gary M. Honstedt, dated as of June 3, 2013. (30)

10.56	Employment Agreement by and between Astoria Financial Corporation and Robert J. DeStefano, entered into as of January 1, 2012. (31)

Exhibit No.	Identification of Exhibit

10.57	Employment Agreement by and between Astoria Federal Savings and Loan Association and Robert J. DeStefano, entered into as of January 1, 2012. (31)

10.58	Employment Agreement by and between Astoria Financial Corporation and Stephen J. Sipola, entered into as of January 1, 2013. (32)

10.59	Employment Agreement by and between Astoria Federal Savings and Loan Association and Stephen J. Sipola, entered into as of January 1, 2013. (32)

10.60	Confirmation and acknowledgement of Bonus Schedule by Astoria Financial Corporation and Stephen J. Sipola as of March 5, 2013. (32) (33)

10.61	Confirmation and acknowledgement of Bonus Schedule by Astoria Federal Savings and Loan Association and Stephen J. Sipola as of March 5, 2013. (32) (33)

10.62	Employment Agreement by and between Astoria Financial Corporation and Matthew J. Gutauskas, entered into as of January 1, 2014. (*)

10.63	Employment Agreement by and between Astoria Federal Savings and Loan Association and Matthew J. Gutauskas, entered into as of January 1, 2014. (*)

10.64

Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert T. Volk. (12)

10.65

Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert T. Volk dated as of April 21, 2010. (28)

10.66

Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Ira M. Yourman. (12)

10.67

Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Ira M. Yourman dated as of April 21, 2010. (28)

10.68

Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Thomas E. Lavery. (12)

10.69

Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Thomas E. Lavery dated as of April 21, 2010. (28)

10.70

Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and William J. Mannix, Jr. (12)

10.71

Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and William J. Mannix, Jr. dated as of April 21, 2010. (28)

Exhibit No.	Identification of Exhibit

10.72	Change of Control Severance Agreement, entered into as of January 1, 2011, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Peter M. Finn. (34)

10.73	Change of Control Severance Agreement, entered into as of April 18, 2011, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Stephen Sipola. (21)

10.74	Form of Change of Control Severance Agreement, entered into as of January 1, 2012, by and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association and Teresa A. Rotondo. (11)

10.75	Form of Change of Control Severance Agreement, entered into as of February 14, 2012, by and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association and Joseph A. Micali. (11)

10.76	Form of Change of Control Severance Agreement, entered into as of February 15, 2012, by and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association and John F. Kennedy. (11)

10.77	Form of Change of Control Severance Agreement, entered into as of April 19, 2012, by and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association and Kevin Corbett. (11)

10.78	Change of Control Severance Agreement, entered into as of December 10, 2012, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Daniel F. Dougherty. (35)

10.79	Change of Control Severance Agreement, entered into as of January 1, 2013, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Rise Jacobs. (35)

10.80	Change of Control Severance Agreement, entered into as of January 1, 2013, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Rosina Manzi. (35)

10.81	Change of Control Severance Agreement, entered into as of January 1, 2013, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Nancy Tomich. (35)

10.82	Change of Control Severance Agreement, entered into as of January 7, 2013, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Mayra DiRico. (35)

10.83	Change of Control Severance Agreement, entered into as of September 18, 2013, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Barbara Glasser. (*)

10.84	Astoria Federal Savings and Loan Association Excess Benefit Plan, as amended effective April 30, 2012. (11)

Exhibit No.	Identification of Exhibit

10.85	Astoria Federal Savings and Loan Association Supplemental Benefit Plan, as amended effective April 30, 2012. (11)

10.86	Astoria Federal Savings and Loan Association’s Amended and Restated Retirement Medical and Dental Benefit Policy for Senior Officers (Vice Presidents & Above). (12)

10.87	Form of notice of non-extension of Amended and Restated Employment Agreement. (24)

12.1	Statement regarding computation of ratios. (*)

21.1	Subsidiaries of Astoria Financial Corporation. (*)

23.1	Consent of Independent Registered Public Accounting Firm. (*)

31.1	Certifications of Chief Executive Officer. (*)

31.2	Certifications of Chief Financial Officer. (*)

32.1

Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to Securities and Exchange Commission rules, this exhibit will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. (*)

99.1

Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2014, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2013, is incorporated herein by reference.

101.INS	XBRL Instance Document (**)

101.SCH	XBRL Taxonomy Extension Schema Document (**)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (**)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (**)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (**)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (**)

(*)        Filed herewith.  Copies of exhibits will be provided to shareholders upon written request to Astoria Financial Corporation, Investor Relations Department, One Astoria Federal Plaza, Lake Success, New York 11042 at a charge of $0.10 per page.  Copies are also available at no charge through the Securities and Exchange Commission’s website at www.sec.gov/edgar/searchedgar/webusers.htm.

(**)      Filed herewith electronically.  These exhibits are available electronically on our website immediately after they are filed with the Securities and Exchange Commission.  They are also available on the Securities and Exchange Commission’s website at www.sec.gov/edgar/searchedgar/webusers.htm.

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

(3)        Incorporated by reference to Astoria Financial Corporation’s Registration Statement on Form 8-A dated and filed with the Securities and Exchange Commission on March 19, 2013 (File Number 001-11967).

(4)        Incorporated by reference to Astoria Financial Corporation’s Registration Statement on Form S-3 dated and filed with the Securities and Exchange Commission on May 19, 2010 (File Number 333-166957).

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

(7)        Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K dated June 14, 2012, filed with the Securities Exchange Commission on June 20, 2012 (File Number 001-11967).

(8)        Incorporated by reference to Form 424B3 Prospectus Supplement, filed with the Securities and Exchange Commission on February 1, 2000 (File Number 033-98532).

(9)        Incorporated by reference to Form 424B5 Prospectus Supplement, filed with the Securities and Exchange Commission on January 8, 2014 (File Number 333-182041).

(10)      Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008 (File Number 001-11967).

(11)      Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on May 10, 2012 (File Number 001-11967).

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

(14)      Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement filed with the Securities and Exchange Commission on April 11, 2005 (File Number 001-11967).

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

(17)      Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 10, 2007 (File Number 001-11967).

(18)     Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2010 (File Number 001-11967).

(19)      Incorporated by reference to Astoria Financial Corporation’s Form S-8, filed with the Securities and Exchange Commission on November 30, 2010 (File No. 333-170874).

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

(22)      Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 9, 2008 (File Number 001-11967).

(23)      Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 8, 2009 (File Number 001-11967).

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

(26)      Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010 (File Number 001-11967).

(27)      Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 13, 2009 (File Number 001-11967).

(28)      Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on April 22, 2010 (File Number 001-11967).

(29)     Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 7, 2012 (File Number 001-11967).

(30)      Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on July 1, 2013 (File Number 001-11967).

(31)      Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 7, 2012 (File Number 001-11967).

(32)      Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 8, 2013 (File Number 001-11967).

(33)      Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

(34)      Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011 (File Number 001-11967).

(35)      Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on February 27, 2013 (File Number 001-11967).