Form 10-Q
period 2014-03-31
ASTORIA FINANCIAL CORP
filed 2014-05-08
CIK 910322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, April 30, 2014
$0.01 Par Value	99,415,877

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	(Unaudited)
(In Thousands, Except Share Data)	At March 31, 2014	At December 31, 2013
Assets:
Cash and due from banks	$132,557	$121,950
Available-for-sale securities:
Encumbered	105,315	105,234
Unencumbered	291,372	296,456
Total available-for-sale securities	396,687	401,690
Held-to-maturity securities, fair value of $1,887,250 and $1,811,122, respectively:
Encumbered	1,139,127	1,150,315
Unencumbered	772,373	699,211
Total held-to-maturity securities	1,911,500	1,849,526
Federal Home Loan Bank of New York stock, at cost	150,297	152,207
Loans held-for-sale, net	3,177	7,375
Loans receivable	12,286,674	12,442,066
Allowance for loan losses	(134,000)	(139,000)
Loans receivable, net	12,152,674	12,303,066
Mortgage servicing rights, net	12,369	12,800
Accrued interest receivable	38,492	37,926
Premises and equipment, net	111,264	112,530
Goodwill	185,151	185,151
Bank owned life insurance	424,281	423,375
Real estate owned, net	46,205	42,636
Other assets	135,252	143,490
Total assets	$15,699,906	$15,793,722
Liabilities:
Deposits:
Savings	$2,447,913	$2,493,899
Money market	2,076,651	1,972,136
NOW and demand deposit	2,128,346	2,097,478
Certificates of deposit	3,068,168	3,291,797
Total deposits	9,721,078	9,855,310
Federal funds purchased	337,000	335,000
Reverse repurchase agreements	1,100,000	1,100,000
Federal Home Loan Bank of New York advances	2,410,000	2,454,000
Other borrowings, net	248,293	248,161
Mortgage escrow funds	151,798	109,458
Accrued expenses and other liabilities	179,669	172,280
Total liabilities	14,147,838	14,274,209

Stockholders’ Equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series C (150,000 shares authorized; and 135,000 shares issued and outstanding)	129,796	129,796
Common stock, $0.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 99,408,856 and 98,841,960 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	890,954	894,297
Retained earnings	1,951,052	1,930,026
Treasury stock (67,086,032 and 67,652,928 shares, at cost, respectively)	(1,386,307)	(1,398,021)
Accumulated other comprehensive loss	(35,092)	(38,250)
Total stockholders’ equity	1,552,068	1,519,513
Total liabilities and stockholders’ equity	$15,699,906	$15,793,722

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
(In Thousands, Except Share Data)	2014	2013
Interest income:
Residential mortgage loans	$64,954	$80,207
Multi-family and commercial real estate mortgage loans	43,390	38,623
Consumer and other loans	2,086	2,228
Mortgage-backed and other securities	13,677	10,899
Interest-earning cash accounts	69	55
Federal Home Loan Bank of New York stock	1,833	2,029
Total interest income	126,009	134,041
Interest expense:
Deposits	13,229	17,321
Borrowings	24,810	32,688
Total interest expense	38,039	50,009
Net interest income	87,970	84,032
Provision for loan losses	1,631	9,126
Net interest income after provision for loan losses	86,339	74,906
Non-interest income:
Customer service fees	9,020	9,046
Other loan fees	608	522
Mortgage banking income, net	800	4,776
Income from bank owned life insurance	1,989	2,136
Other	1,252	1,798
Total non-interest income	13,669	18,278
Non-interest expense:
General and administrative:
Compensation and benefits	33,388	31,998
Occupancy, equipment and systems	18,174	19,785
Federal deposit insurance premium	8,569	10,184
Advertising	1,712	1,340
Other	8,380	8,244
Total non-interest expense	70,223	71,551
Income before income tax (benefit) expense	29,785	21,633
Income tax (benefit) expense	(1,764)	7,781
Net income	31,549	13,852
Preferred stock dividends	2,194	—
Net income available to common shareholders	$29,355	$13,852

Basic earnings per common share	$0.30	$0.14
Diluted earnings per common share	$0.30	$0.14

Basic weighted average common shares outstanding	98,106,045	96,674,729
Diluted weighted average common shares outstanding	98,106,045	96,674,729

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended
	March 31,
(In Thousands)	2014	2013

Net income	$31,549	$13,852

Other comprehensive income, net of tax:
Net unrealized holding gain on securities available-for-sale arising during the period	2,993	130

Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	135	627

Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	30	34

Total other comprehensive income, net of tax	3,158	791

Comprehensive income	$34,707	$14,643

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2014

							Accumulated
				Additional			Other
		Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
(In Thousands, Except Share Data)	Total	Stock	Stock	Capital	Earnings	Stock	Loss

Balance at December 31, 2013	$1,519,513	$ 129,796	$1,665	$ 894,297	$1,930,026	$(1,398,021)	$ (38,250)

Net income	31,549	—	—	—	31,549	—	—

Other comprehensive income, net of tax	3,158	—	—	—	—	—	3,158

Dividends on preferred stock ($16.25 per share)	(2,194)	—	—	—	(2,194)	—	—

Dividends on common stock ($0.04 per share)	(3,970)	—	—	—	(3,970)	—	—

Sale of treasury stock (143,550 shares)	2,012	—	—	—	(954)	2,966	—

Restricted stock grants (423,346 shares)	—	—	—	(5,343)	(3,405)	8,748	—

Stock-based compensation	2,016	—	—	2,016	—	—	—

Net tax benefit shortfall from stock-based compensation	(16)	—	—	(16)	—	—	—

Balance at March 31, 2014	$1,552,068	$ 129,796	$1,665	$ 890,954	$1,951,052	$(1,386,307)	$ (35,092)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
(In Thousands)	2014	2013
Cash flows from operating activities:
Net income	$31,549	$13,852
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on loans	2,596	5,769
Net amortization on securities and borrowings	2,361	4,959
Net provision for loan and real estate losses	1,953	9,784
Depreciation and amortization	2,901	2,971
Net gain on sales of loans	(465)	(4,081)
Net gain on dispositions of premises and equipment	—	(6)
Other asset impairment charges	—	33
Originations of loans held-for-sale	(18,129)	(97,910)
Proceeds from sales and principal repayments of loans held-for-sale	22,622	149,240
Stock-based compensation and allocation of ESOP stock	2,016	4,327
Increase in accrued interest receivable	(566)	(809)
Mortgage servicing rights amortization and valuation allowance adjustments, net	674	197
Bank owned life insurance income and insurance proceeds received, net	(906)	292
Decrease in other assets	6,842	8,092
Increase (decrease) in accrued expenses and other liabilities	2,440	(3,762)
Net cash provided by operating activities	55,888	92,948
Cash flows from investing activities:
Originations of loans receivable	(292,124)	(530,857)
Loan purchases through third parties	(43,548)	(72,939)
Principal payments on loans receivable	465,709	881,198
Proceeds from sales of delinquent and non-performing loans	652	5,153
Purchases of securities held-to-maturity	(140,526)	(256,657)
Purchases of securities available-for-sale	—	(126,975)
Principal payments on securities held-to-maturity	81,849	243,048
Principal payments on securities available-for-sale	8,992	34,728
Net redemptions of Federal Home Loan Bank of New York stock	1,910	25,692
Proceeds from sales of real estate owned, net	11,500	13,320
Purchases of premises and equipment	(1,635)	(1,864)
Net cash provided by investing activities	92,779	213,847
Cash flows from financing activities:
Net (decrease) increase in deposits	(134,232)	1,375
Net increase (decrease) in borrowings with original terms of three months or less	58,000	(365,000)
Repayments of borrowings with original terms greater than three months	(100,000)	(100,000)
Net increase in mortgage escrow funds	42,340	37,916
Proceeds from sale of treasury stock	2,012	—
Proceeds from issuance of preferred stock	—	135,000
Cash payments for preferred stock issuance costs	—	(4,467)
Cash dividends paid to stockholders	(6,164)	(3,918)
Net tax benefit shortfall from stock-based compensation	(16)	(1,345)
Net cash used in financing activities	(138,060)	(300,439)
Net increase in cash and cash equivalents	10,607	6,356
Cash and cash equivalents at beginning of period	121,950	121,473
Cash and cash equivalents at end of period	$132,557	$127,829

Supplemental disclosures:
Interest paid	$35,406	$44,603
Income taxes paid	$751	$184
Additions to real estate owned	$15,391	$8,942
Loans transferred to held-for-sale	$726	$9,392

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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2014 and December 31, 2013, our results of operations and other comprehensive income for the three months ended March 31, 2014 and 2013, changes in our stockholders’ equity for the three months ended March 31, 2014 and our cash flows for the three months ended March 31, 2014 and 2013.  In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of March 31, 2014 and December 31, 2013, and amounts of revenues, expenses and other comprehensive income in the consolidated statements of income and comprehensive income for the three months ended March 31, 2014 and 2013.  The results of operations and other comprehensive income for the three months ended March 31, 2014 are not necessarily indicative of the results of operations and other comprehensive income to be expected for the remainder of the year.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2013 audited consolidated financial statements and related notes included in our 2013 Annual Report on Form 10-K.

Change in New York State Tax Legislation

New York State, or NYS, tax legislation was signed into law on March 31, 2014.  While the law generally becomes effective in 2015, the nature of the changes resulted in the recording of certain deferred tax assets in the first quarter of 2014.  In recent years, we have been subject to taxation in NYS under an alternative taxation method.  The new legislation, among other things, removes that alternative method.  Further, the new law (1) requires that we be taxed in a manner that we believe may result in an increase in our tax expense beginning in 2015 and (2) caused us to recognize temporary differences and net operating loss carry-forward benefits in 2014 which we were unable to recognize previously.  The result of this legislative change was an increase in our net deferred tax asset with a corresponding reduction in income tax expense of $11.5 million in the 2014 first quarter.

2.     Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At March 31, 2014
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE (1) issuance REMICs and CMOs (2)	$284,181	$1,591	$(5,516)	$280,256
Non-GSE issuance REMICs and CMOs	6,968	53	(1)	7,020
GSE pass-through certificates	15,303	770	(5)	16,068
Total residential mortgage-backed securities	306,452	2,414	(5,522)	303,344
Obligations of GSEs	98,676	—	(5,337)	93,339
Fannie Mae stock	15	—	(11)	4
Total securities available-for-sale	$405,143	$2,414	$(10,870)	$396,687
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,481,464	$11,935	$(24,638)	$1,468,761
Non-GSE issuance REMICs and CMOs	3,476	53	(8)	3,521
GSE pass-through certificates	281,777	430	(7,734)	274,473
Total residential mortgage-backed securities	1,766,717	12,418	(32,380)	1,746,755
Multi-family mortgage-backed securities:
GSE issuance REMICs	53,277	214	(325)	53,166
Obligations of GSEs	90,930	—	(4,177)	86,753
Other	576	—	—	576
Total securities held-to-maturity	$1,911,500	$12,632	$(36,882)	$1,887,250

(1)   Government-sponsored enterprise

(2)   Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2013
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$292,131	$1,077	$(7,134)	$286,074
Non-GSE issuance REMICs and CMOs	7,516	57	(1)	7,572
GSE pass-through certificates	16,120	770	(2)	16,888
Total residential mortgage-backed securities	315,767	1,904	(7,137)	310,534
Obligations of GSEs	98,675	—	(7,522)	91,153
Fannie Mae stock	15	—	(12)	3
Total securities available-for-sale	$414,457	$1,904	$(14,671)	$401,690
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,474,506	$12,877	$(33,925)	$1,453,458
Non-GSE issuance REMICs and CMOs	3,833	61	(10)	3,884
GSE pass-through certificates	282,473	85	(10,089)	272,469
Total residential mortgage-backed securities	1,760,812	13,023	(44,024)	1,729,811
Obligations of GSEs	88,128	—	(7,403)	80,725
Other	586	—	—	586
Total securities held-to-maturity	$1,849,526	$13,023	$(51,427)	$1,811,122

The following tables set forth the estimated fair values of securities with gross unrealized losses at the dates indicated, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the dates indicated.

	At March 31, 2014
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$168,017	$(5,516)	$—	$—	$168,017	$(5,516)
Non-GSE issuance REMICs and CMOs	—	—	125	(1)	125	(1)
GSE pass-through certificates	440	(4)	69	(1)	509	(5)
Obligations of GSEs	93,339	(5,337)	—	—	93,339	(5,337)
Fannie Mae stock	—	—	4	(11)	4	(11)
Total temporarily impaired securities available-for-sale	$261,796	$(10,857)	$198	$(13)	$261,994	$(10,870)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$595,141	$(14,119)	$208,983	$(10,519)	$804,124	$(24,638)
Non-GSE issuance REMICs and CMOs	389	(8)	—	—	389	(8)
GSE pass-through certificates	232,412	(7,734)	—	—	232,412	(7,734)
Multi-family mortgage-backed securities:
GSE issuance REMICs	34,384	(325)	—	—	34,384	(325)
Obligations of GSEs	86,753	(4,177)	—	—	86,753	(4,177)
Total temporarily impaired securities held-to-maturity	$949,079	$(26,363)	$208,983	$(10,519)	$1,158,062	$(36,882)

	At December 31, 2013
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$243,149	$(7,134)	$—	$—	$243,149	$(7,134)
Non-GSE issuance REMICs and CMOs	—	—	132	(1)	132	(1)
GSE pass-through certificates	172	(1)	70	(1)	242	(2)
Obligations of GSEs	91,153	(7,522)	—	—	91,153	(7,522)
Fannie Mae stock	—	—	3	(12)	3	(12)
Total temporarily impaired securities available-for-sale	$334,474	$(14,657)	$205	$(14)	$334,679	$(14,671)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$719,715	$(25,611)	$151,581	$(8,314)	$871,296	$(33,925)
Non-GSE issuance REMICs and CMOs	392	(10)	—	—	392	(10)
GSE pass-through certificates	230,795	(10,088)	28	(1)	230,823	(10,089)
Obligations of GSEs	80,725	(7,403)	—	—	80,725	(7,403)
Total temporarily impaired securities held-to-maturity	$1,031,627	$(43,112)	$151,609	$(8,315)	$1,183,236	$(51,427)

We held 108 securities which had an unrealized loss at March 31, 2014 and 109 at December 31, 2013.  At March 31, 2014 and December 31, 2013, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to the change in interest rates.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  None of the unrealized losses are related to credit losses.  Therefore, at March 31, 2014 and December 31, 2013, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

At March 31, 2014, available-for-sale debt securities excluding mortgage-backed securities had an amortized cost of $98.7 million, a fair value of $93.3 million and contractual maturities in 2021 and 2022.  At March 31, 2014, held-to-maturity debt securities excluding mortgage-backed securities had an amortized cost of $91.5 million, a fair value of $87.3 million and contractual maturities in 2016 through 2023.  Actual maturities may differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

At March 31, 2014, we held securities with an amortized cost of $189.6 million which are callable within one year and at various times thereafter.

The balance of accrued interest receivable for securities totaled $6.1 million at March 31, 2014 and $6.3 million at December 31, 2013.

3.     Loans Receivable and Allowance for Loan Losses

The following tables set forth the composition of our loans receivable portfolio, and an aging analysis by accruing and non-accrual loans, by segment and class at the dates indicated.

	At March 31, 2014
	Past Due
	30-59	60-89	90 Days	Total
(In Thousands)	Days	Days	or More	Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$14,952	$6,086	$—	$21,038	$1,163,610	$1,184,648
Full documentation amortizing	28,656	4,848	—	33,504	5,241,230	5,274,734
Reduced documentation interest-only	19,517	7,491	—	27,008	659,663	686,671
Reduced documentation amortizing	7,559	1,541	—	9,100	365,471	374,571
Total residential	70,684	19,966	—	90,650	7,429,974	7,520,624
Multi-family	8,168	3,540	—	11,708	3,320,636	3,332,344
Commercial real estate	1,548	500	231	2,279	824,268	826,547
Total mortgage loans	80,400	24,006	231	104,637	11,574,878	11,679,515
Consumer and other loans (gross):
Home equity lines of credit	2,918	582	—	3,500	184,098	187,598
Other	137	31	—	168	42,227	42,395
Total consumer and other loans	3,055	613	—	3,668	226,325	229,993
Total accruing loans	$83,455	$24,619	$231	$108,305	$11,801,203	$11,909,508
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$545	$185	$78,043	$78,773	$21,624	$100,397
Full documentation amortizing	958	334	42,090	43,382	9,094	52,476
Reduced documentation interest-only	1,005	702	81,897	83,604	27,322	110,926
Reduced documentation amortizing	1,255	67	26,407	27,729	2,467	30,196
Total residential	3,763	1,288	228,437	233,488	60,507	293,995
Multi-family	84	1,012	10,256	11,352	2,179	13,531
Commercial real estate	—	527	2,698	3,225	6,501	9,726
Total mortgage loans	3,847	2,827	241,391	248,065	69,187	317,252
Consumer and other loans (gross):
Home equity lines of credit	—	—	5,535	5,535	312	5,847
Other	—	—	46	46	—	46
Total consumer and other loans	—	—	5,581	5,581	312	5,893
Total non-accrual loans	$3,847	$2,827	$246,972	$253,646	$69,499	$323,145
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$15,497	$6,271	$78,043	$99,811	$1,185,234	$1,285,045
Full documentation amortizing	29,614	5,182	42,090	76,886	5,250,324	5,327,210
Reduced documentation interest-only	20,522	8,193	81,897	110,612	686,985	797,597
Reduced documentation amortizing	8,814	1,608	26,407	36,829	367,938	404,767
Total residential	74,447	21,254	228,437	324,138	7,490,481	7,814,619
Multi-family	8,252	4,552	10,256	23,060	3,322,815	3,345,875
Commercial real estate	1,548	1,027	2,929	5,504	830,769	836,273
Total mortgage loans	84,247	26,833	241,622	352,702	11,644,065	11,996,767
Consumer and other loans (gross):
Home equity lines of credit	2,918	582	5,535	9,035	184,410	193,445
Other	137	31	46	214	42,227	42,441
Total consumer and other loans	3,055	613	5,581	9,249	226,637	235,886
Total loans	$87,302	$27,446	$247,203	$361,951	$11,870,702	$12,232,653
Net unamortized premiums and deferred loan origination costs						54,021
Loans receivable						12,286,674
Allowance for loan losses						(134,000)
Loans receivable, net						$12,152,674

	At December 31, 2013
	Past Due
	30-59	60-89	90 Days	Total
(In Thousands)	Days	Days	or More	Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$27,291	$5,220	$—	$32,511	$1,249,462	$1,281,973
Full documentation amortizing	31,189	7,415	151	38,755	5,325,944	5,364,699
Reduced documentation interest-only	22,635	5,208	—	27,843	693,660	721,503
Reduced documentation amortizing	8,993	2,311	—	11,304	352,322	363,626
Total residential	90,108	20,154	151	110,413	7,621,388	7,731,801
Multi-family	12,740	970	—	13,710	3,270,206	3,283,916
Commercial real estate	1,729	1,690	233	3,652	801,690	805,342
Total mortgage loans	104,577	22,814	384	127,775	11,693,284	11,821,059
Consumer and other loans (gross):
Home equity lines of credit	3,000	1,321	—	4,321	189,540	193,861
Other	177	19	—	196	39,644	39,840
Total consumer and other loans	3,177	1,340	—	4,517	229,184	233,701
Total accruing loans	$107,754	$24,154	$384	$132,292	$11,922,468	$12,054,760
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$2,185	$582	$78,271	$81,038	$19,190	$100,228
Full documentation amortizing	1,327	653	41,934	43,914	10,844	54,758
Reduced documentation interest-only	2,065	579	87,910	90,554	27,604	118,158
Reduced documentation amortizing	617	425	26,112	27,154	5,177	32,331
Total residential	6,194	2,239	234,227	242,660	62,815	305,475
Multi-family	1,104	357	9,054	10,515	2,024	12,539
Commercial real estate	930	—	921	1,851	5,773	7,624
Total mortgage loans	8,228	2,596	244,202	255,026	70,612	325,638
Consumer and other loans (gross):
Home equity lines of credit	—	—	5,916	5,916	32	5,948
Other	—	—	32	32	—	32
Total consumer and other loans	—	—	5,948	5,948	32	5,980
Total non-accrual loans	$8,228	$2,596	$250,150	$260,974	$70,644	$331,618
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$29,476	$5,802	$78,271	$113,549	$1,268,652	$1,382,201
Full documentation amortizing	32,516	8,068	42,085	82,669	5,336,788	5,419,457
Reduced documentation interest-only	24,700	5,787	87,910	118,397	721,264	839,661
Reduced documentation amortizing	9,610	2,736	26,112	38,458	357,499	395,957
Total residential	96,302	22,393	234,378	353,073	7,684,203	8,037,276
Multi-family	13,844	1,327	9,054	24,225	3,272,230	3,296,455
Commercial real estate	2,659	1,690	1,154	5,503	807,463	812,966
Total mortgage loans	112,805	25,410	244,586	382,801	11,763,896	12,146,697
Consumer and other loans (gross):
Home equity lines of credit	3,000	1,321	5,916	10,237	189,572	199,809
Other	177	19	32	228	39,644	39,872
Total consumer and other loans	3,177	1,340	5,948	10,465	229,216	239,681
Total loans	$115,982	$26,750	$250,534	$393,266	$11,993,112	$12,386,378
Net unamortized premiums and deferred loan origination costs						55,688
Loans receivable						12,442,066
Allowance for loan losses						(139,000)
Loans receivable, net						$12,303,066

We segment our one-to-four family, or residential, mortgage loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans and origination time periods and analyze our historical loss experience and delinquency levels and trends of these segments.  We analyze multi-family and commercial real estate mortgage loans by portfolio, geographic location and origination time periods.  We analyze our consumer and other loan portfolio by home equity lines of credit, commercial loans, revolving credit lines and installment loans and perform similar historical loss analyses.

We analyze our historical loss experience over twelve, fifteen, eighteen and twenty-four month periods.  The loss history used in calculating our quantitative allowance coverage percentages varies based on loan type.  Also, for a particular loan type we may not have sufficient loss history to develop a reasonable estimate of loss and consider our loss experience for other, similar loan types and may evaluate those losses over a longer period than two years.  Additionally, multi-family and commercial real estate loss experience may be adjusted based on the composition of the losses (loan sales, short sales and partial charge-offs).  Our evaluation of loss experience factors considers trends in such factors over the prior two years for substantially all of the loan portfolio, with the exception of multi-family and commercial real estate loans originated after 2010, for which our evaluation includes detailed modeling techniques.  We update our historical loss analyses quarterly and evaluate the need to modify our quantitative allowances as a result of our updated charge-off and loss analyses.  We also consider qualitative factors with the purpose of assessing the adequacy of the overall allowance for loan losses as well as the allocation of the allowance for loan losses by portfolio.

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

The following tables set forth the changes in our allowance for loan losses by loan receivable segment for the periods indicated.

	For the Three Months Ended March 31, 2014
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Balance at January 1, 2014	$80,337	$36,703	$13,136	$8,824	$139,000
Provision (credited) charged to operations	(3,476)	(1,412)	4,538	1,981	1,631
Charge-offs	(4,093)	(869)	(2,976)	(897)	(8,835)
Recoveries	1,949	156	—	99	2,204
Balance at March 31, 2014	$74,717	$34,578	$14,698	$10,007	$134,000

	For the Three Months Ended March 31, 2013
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Balance at January 1, 2013	$89,267	$35,514	$14,404	$6,316	$145,501
Provision charged (credited) to operations	8,906	191	(815)	844	9,126
Charge-offs	(8,313)	(2,941)	(1,194)	(906)	(13,354)
Recoveries	1,686	1,188	—	103	2,977
Balance at March 31, 2013	$91,546	$33,952	$12,395	$6,357	$144,250

The following table sets forth the balances of our residential interest-only mortgage loans at March 31, 2014 by the period in which such loans are scheduled to enter their amortization period.

(In Thousands)	Recorded Investment
Amortization scheduled to begin:
Within one year	$400,201
More than one year to three years	1,202,190
More than three years to five years	438,448
Over five years	41,803
Total	$2,082,642

The following tables set forth the balances of our residential mortgage and consumer and other loan receivable segments by class and credit quality indicator at the dates indicated.

	At March 31, 2014
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$1,184,648	$5,274,734	$686,671	$374,571	$187,598	$42,395
Non-performing:
Current or past due less than 90 days	22,354	10,386	29,029	3,789	312	—
Past due 90 days or more	78,043	42,090	81,897	26,407	5,535	46
Total	$1,285,045	$5,327,210	$797,597	$404,767	$193,445	$42,441

	At December 31, 2013
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$1,281,973	$5,364,548	$721,503	$363,626	$193,861	$39,840
Non-performing:
Current or past due less than 90 days	21,957	12,824	30,248	6,219	32	—
Past due 90 days or more	78,271	42,085	87,910	26,112	5,916	32
Total	$1,382,201	$5,419,457	$839,661	$395,957	$199,809	$39,872

The following table sets forth the balances of our multi-family and commercial real estate mortgage loan receivable segments by credit quality indicator at the dates indicated.

	At March 31, 2014		At December 31, 2013
(In Thousands)	Multi-Family	Commercial Real Estate	Multi-Family	Commercial Real Estate
Not criticized	$3,290,089	$786,892	$3,209,786	$759,114
Criticized:
Special mention	12,974	8,529	14,063	9,760
Substandard	42,812	38,839	72,606	44,092
Doubtful	—	2,013	—	—
Total	$3,345,875	$836,273	$3,296,455	$812,966

The following tables set forth the balances of our loans receivable and the related allowance for loan loss allocation by segment and by the impairment methodology followed in determining the allowance for loan losses at the dates indicated.

	At March 31, 2014
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Loans:
Individually evaluated for impairment	$308,129	$49,567	$22,301	$4,006	$384,003
Collectively evaluated for impairment	7,506,490	3,296,308	813,972	231,880	11,848,650
Total loans	$7,814,619	$3,345,875	$836,273	$235,886	$12,232,653
Allowance for loan losses:
Individually evaluated for impairment	$15,751	$5,431	$2,730	$4,006	$27,918
Collectively evaluated for impairment	58,966	29,147	11,968	6,001	106,082
Total allowance for loan losses	$74,717	$34,578	$14,698	$10,007	$134,000

	At December 31, 2013
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Loans:
Individually evaluated for impairment	$311,930	$52,538	$20,054	$—	$384,522
Collectively evaluated for impairment	7,725,346	3,243,917	792,912	239,681	12,001,856
Total loans	$8,037,276	$3,296,455	$812,966	$239,681	$12,386,378
Allowance for loan losses:
Individually evaluated for impairment	$18,352	$2,877	$302	$—	$21,531
Collectively evaluated for impairment	61,985	33,826	12,834	8,824	117,469
Total allowance for loan losses	$80,337	$36,703	$13,136	$8,824	$139,000

The following table summarizes information related to our impaired loans by segment and class at the dates indicated.

	At March 31, 2014				At December 31, 2013
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$139,407	$107,515	$(5,158)	$102,357	$142,659	$109,877	$(6,019)	$103,858
Full documentation amortizing	44,193	39,513	(2,278)	37,235	41,136	36,091	(2,458)	33,633
Reduced documentation interest-only	175,395	134,501	(6,327)	128,174	183,280	140,357	(7,673)	132,684
Reduced documentation amortizing	30,111	25,401	(1,988)	23,413	30,660	25,605	(2,202)	23,403
Multi-family	43,685	37,571	(5,431)	32,140	19,748	19,748	(2,877)	16,871
Commercial real estate	31,002	22,301	(2,730)	19,571	5,790	5,790	(302)	5,488
Consumer and other loans:
Home equity lines of credit	4,152	4,006	(4,006)	—	—	—	—	—
Without an allowance recorded:
Mortgage loans:
Residential:
Full documentation amortizing	1,428	1,199	—	1,199	—	—	—	—
Multi-family	13,109	11,996	—	11,996	39,871	32,790	—	32,790
Commercial real estate	—	—	—	—	19,988	14,264	—	14,264
Total impaired loans	$482,482	$384,003	$(27,918)	$356,085	$483,132	$384,522	$(21,531)	$362,991

The following table sets forth the average recorded investment, interest income recognized and cash basis interest income related to our impaired loans by segment and class for the periods indicated.

	For the Three Months Ended March 31,
	2014			2013
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$108,696	$650	$650	$103,970	$573	$644
Full documentation amortizing	37,802	301	294	27,802	115	128
Reduced documentation interest-only	137,429	1,062	1,041	149,079	901	1,002
Reduced documentation amortizing	25,503	121	119	26,396	90	110
Multi-family	28,660	358	377	18,394	173	174
Commercial real estate	14,046	175	283	9,781	82	102
Consumer and other loans:
Home equity lines of credit	4,083	4	6	—	—	—
Without an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	—	—	—	19,792	82	80
Full documentation amortizing	600	8	8	5,824	50	50
Reduced documentation interest-only	—	—	—	4,172	—	—
Multi-family	22,393	141	141	35,122	407	441
Commercial real estate	7,132	—	—	8,985	132	122
Total impaired loans	$386,344	$2,820	$2,919	$409,317	$2,605	$2,853

The following table sets forth information about our mortgage loans receivable by segment and class at March 31, 2014 and 2013 which were modified in a troubled debt restructuring, or TDR, during the periods indicated.

	Modifications During the Three Months Ended March 31,
	2014			2013
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at March 31, 2014	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at March 31, 2013
Residential:
Full documentation interest-only	9	$4,083	$3,691	6	$1,504	$1,461
Full documentation amortizing	5	1,509	1,481	2	781	781
Reduced documentation interest-only	4	1,099	1,097	11	3,433	3,349
Reduced documentation amortizing	2	317	264	3	742	730
Multi-family	2	1,060	952	3	2,784	2,476
Commercial real estate	1	659	647	1	1,539	1,350
Total	23	$8,727	$8,132	26	$10,783	$10,147

The following table sets forth information about our mortgage loans receivable by segment and class at March 31, 2014 and 2013 which were modified in a TDR during the twelve months ended March 31, 2014 and 2013 and had a payment default subsequent to the modification during the periods indicated.

	For the Three Months Ended March 31,
	2014		2013
(Dollars In Thousands)	Number of Loans	Recorded Investment at March 31, 2014	Number of Loans	Recorded Investment at March 31, 2013
Residential:
Full documentation interest-only	6	$1,138	19	$5,265
Full documentation amortizing	5	1,308	7	1,176
Reduced documentation interest-only	11	3,058	21	7,986
Reduced documentation amortizing	3	846	5	991
Multi-family	2	1,015	—	—
Commercial real estate	1	1,569	1	1,363
Total	28	$8,934	53	$16,781

For additional information regarding our loans receivable and allowance for loan losses, see “Asset Quality” and “Critical Accounting Policies” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

4.     Earnings Per Common Share

The following table is a reconciliation of basic and diluted earnings per common share, or EPS.

	For the Three Months Ended Mar ch 31,
(In Thousands, Except Share Data)	2014	2013
Net income	$ 31,549	$ 13,852
Preferred stock dividends	(2,194)	—
Net income available to common shareholders	29,355	13,852
Income allocated to participating securities	(312)	(158)
Net income allocated to common shareholders	$ 29,043	$ 13,694

Basic weighted average common shares outstanding	98,106,045	96,674,729
Dilutive effect of stock options and restricted stock units (1) (2)	—	—
Diluted weighted average common shares outstanding	98,106,045	96,674,729

Basic EPS	$ 0.30	$ 0.14
Diluted EPS	$ 0.30	$ 0.14

(1)

Excludes options to purchase 1,050,083 shares of common stock which were outstanding during the three months ended March 31, 2014 and options to purchase 2,825,855 shares of common stock which were outstanding during the three months ended March 31, 2013 because their inclusion would be anti-dilutive.

(2)

Excludes 659,837 unvested restricted stock units which were outstanding during the three months ended March 31, 2014 and 299,879 unvested restricted stock units which were outstanding during the three months ended March 31, 2013 because the performance conditions have not been satisfied.

5.     Other Comprehensive Income

The following tables set forth the components of accumulated other comprehensive loss, net of related tax effects, at the dates indicated and the changes during the three months ended March 31, 2014 and 2013.

(In Thousands)	At December 31, 2013	Other Comprehensive Income	At March 31, 2014
Net unrealized loss on securities available-for-sale	$(4,366)	$2,993	$(1,373)
Net actuarial loss on pension plans and other postretirement benefits	(30,600)	135	(30,465)
Prior service cost on pension plans and other postretirement benefits	(3,284)	30	(3,254)
Accumulated other comprehensive loss	$(38,250)	$3,158	$(35,092)

(In Thousands)	At December 31, 2012	Other Comprehensive Income	At March 31, 2013
Net unrealized gain on securities available-for-sale	$7,451	$130	$7,581
Net actuarial loss on pension plans and other postretirement benefits	(77,115)	627	(76,488)
Prior service cost on pension plans and other postretirement benefits	(3,426)	34	(3,392)
Accumulated other comprehensive loss	$(73,090)	$791	$(72,299)

The following table sets forth the components of other comprehensive income for the periods indicated.

	For the Three Months Ended March 31, 2014
(In Thousands)	Before Tax Amount	Tax Expense	After Tax Amount
Net unrealized holding gain on securities available-for-sale arising during the period	$4,628	$(1,635)	$2,993
Reclassification adjustment for net actuarial loss included in net income	208	(73)	135
Reclassification adjustment for prior service cost included in net income	47	(17)	30
Other comprehensive income	$4,883	$(1,725)	$3,158

	For the Three Months Ended March 31, 2013
(In Thousands)	Before Tax Amount	Tax Expense	After Tax Amount
Net unrealized holding gain on securities available-for-sale arising during the period	$200	$(70)	$130
Reclassification adjustment for net actuarial loss included in net income	967	(340)	627
Reclassification adjustment for prior service cost included in net income	53	(19)	34
Other comprehensive income	$1,220	$(429)	$791

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to, and the affected line items in, the consolidated statements of income for the periods indicated.

	For the Three Months Ended March 31,		Income Statement Line Item
(In Thousands)	2014	2013
Reclassification adjustment for net actuarial loss (1)	$(208)	$(967)	Compensation and benefits
Reclassification adjustment for prior service cost (1)	(47)	(53)	Compensation and benefits
Total reclassifications, before tax	(255)	(1,020)
Income tax effect	90	359	Income tax (benefit) expense
Total reclassifications, net of tax	$(165)	$(661)	Net income

(1)   These other comprehensive income components are included in the computations of net periodic cost for our defined benefit pension plans and other postretirement benefit plan.  See Note 6 for additional details.

6.     Pension Plans and Other Postretirement Benefits

The following table sets forth information regarding the components of net periodic (benefit) cost for our defined benefit pension plans and other postretirement benefit plan for the periods indicated.

	Pension Benefits		Other Postretirement Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
(In Thousands)	2014	2013	2014	2013
Service cost	$—	$—	$219	$318
Interest cost	2,633	2,410	222	351
Expected return on plan assets	(3,713)	(3,188)	—	—
Recognized net actuarial loss (gain)	359	779	(151)	188
Amortization of prior service cost	47	53	—	—
Net periodic (benefit) cost	$(674)	$54	$290	$857

7.     Stock Incentive Plans

During the three months ended March 31, 2014, 390,840 shares of restricted common stock were granted to select officers under the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan, all of which vest one-third per year on or about December 15, beginning December 15, 2014.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2005 Employee Stock Plan, all restricted common stock granted pursuant to such plan immediately vests.  Also, during the three months ended March 31, 2014, 395,900 performance-based restricted stock units were granted to select officers under the 2005 Employee Stock Plan.  Each restricted stock unit granted represents a right, under the 2005 Employee Stock Plan, to receive one share of our common stock in the future, subject to meeting certain criteria.  The restricted stock units have specified performance objectives within a specified performance measurement period and no voting or dividend rights prior to vesting and delivery of shares.  The performance measurement period for these restricted stock units is the fiscal year ending December 31, 2016 and the vest date is February 1, 2017.  Shares will be issued on the vest date at either 125%, 100%, 75%, 50% or 0% of units granted based on actual performance during the performance measurement period.  However, in the event of a change in control during the performance measurement period, the restricted stock units will vest on the change in control date and shares will be issued at 100% of units granted.  Absent a change in control, if a grantee’s employment terminates prior to December 31, 2016 all restricted stock units will be forfeited.  In the event a grantee’s employment terminates during the period on or after December 31, 2016 through February 1, 2017 due to death, disability, retirement or a change in control, the grantee will remain entitled to the shares otherwise earned.  On March 19, 2014, the Board of Directors approved the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, subject to shareholder approval.  The new plan would authorize an additional 3,250,000 shares of common stock for future grants to officers and employees.

During the three months ended March 31, 2014, 32,506 shares of restricted common stock were granted to directors under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, of which 28,148 remain outstanding at March 31, 2014 and vest 100% in February 2017, although awards immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.

The following table summarizes restricted common stock and performance based restricted stock unit activity in our stock incentive plans for the three months ended March 31, 2014.

	Restricted Common Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2014	781,644	$ 11.46	409,100	$ 9.22
Granted	423,346	12.62	395,900	12.14
Vested	(26,668)	(12.22)	—	—
Unvested at March 31, 2014	1,178,322	11.86	805,000	10.66

Stock-based compensation expense is recognized on a straight-line basis over the vesting period and totaled $1.3 million, net of taxes of $712,000, for the three months ended March 31, 2014 and $1.1 million, net of taxes of $609,000, for the three months ended March 31, 2013.  At March 31, 2014, pre-tax compensation cost related to all nonvested awards of restricted common stock and restricted stock units not yet recognized totaled $17.4 million and will be recognized over a weighted average period of approximately 2.3 years, which excludes $1.8 million of pre-tax compensation cost related to 65,000 shares of performance-based restricted common stock and 102,275 performance-based restricted stock units, for which compensation cost will begin to be recognized when the achievement of the performance conditions becomes probable.

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

	Carrying Value at March 31, 2014
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$ 280,256	$—	$ 280,256
Non-GSE issuance REMICs and CMOs	7,020	—	7,020
GSE pass-through certificates	16,068	—	16,068
Obligations of GSEs	93,339	—	93,339
Fannie Mae stock	4	4	—
Total securities available-for-sale	$ 396,687	$4	$ 396,683

	Carrying Value at December 31, 2013
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$ 286,074	$—	$ 286,074
Non-GSE issuance REMICs and CMOs	7,572	—	7,572
GSE pass-through certificates	16,888	—	16,888
Obligations of GSEs	91,153	—	91,153
Fannie Mae stock	3	3	—
Total securities available-for-sale	$ 401,690	$3	$ 401,687

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

Residential mortgage-backed securities

Residential mortgage-backed securities comprised 76% of our securities available-for-sale portfolio at March 31, 2014 and 77% at December 31, 2013.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  GSE securities, for which an active market exists for similar securities making observable inputs readily available, comprised 98% of our available-for-sale residential mortgage-backed securities portfolio at March 31, 2014 and December 31, 2013.

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

Obligations of GSEs

Obligations of GSEs comprised 24% of our securities available-for-sale portfolio at March 31, 2014 and 23% at December 31, 2013 and consisted of debt securities issued by GSEs.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service gathers information from market sources and integrates relative credit information, observed market movements and sector news into their pricing applications and models.  Spread scales, representing credit risk, are created and are based on the new issue market, secondary trading and dealer quotes.  Option adjusted spread, or OAS, models are incorporated to adjust spreads of issues that have early redemption features.  Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

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

	Carrying Value
(In Thousands)	At March 31, 2014	At December 31, 2013
Non-performing loans held-for-sale, net	$ 882	$ 791
Impaired loans	265,359	271,408
MSR, net	12,369	12,800
REO, net	25,360	27,101
Total	$ 303,970	$ 312,100

The following table provides information regarding the losses recognized on our assets measured at fair value on a non-recurring basis for the periods indicated.

	For the Three Months Ended March 31,
(In Thousands)	2014	2013
Non-performing loans held-for-sale, net (1)	$ 533	$ 2,604
Impaired loans (2)	6,419	8,378
MSR, net (3)	13	—
REO, net (4)	898	1,137
Total	$ 7,863	$ 12,119

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

Loans-held-for-sale, net (non-performing loans held-for-sale)

Fair values of non-performing loans held-for-sale are estimated through either preliminary bids from potential purchasers of the loans or the estimated fair value of the underlying collateral discounted for factors necessary to solicit acceptable bids, and adjusted as necessary based on management’s experience with sales of similar types of loans and, as such, are classified as Level 3.  All of the non-performing loans held-for-sale at March 31, 2014 and substantially all of the non-performing loans held-for-sale at December 31, 2013 were multi-family mortgage loans.

Loans receivable, net (impaired loans)

Loans which meet certain criteria are evaluated individually for impairment.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans were comprised of 80% residential mortgage loans, 19% multi-family and commercial real estate mortgage loans and 1% home equity lines of credit at March 31, 2014 and 81% residential mortgage loans and 19% multi-family and commercial real estate mortgage loans at December 31, 2013.  Impaired loans for which a fair value adjustment was recognized were comprised of 82% residential mortgage loans and 18% multi-family and commercial real estate mortgage loans at March 31, 2014 and 83% residential mortgage loans and 17% multi-family and commercial real estate mortgage loans at December 31, 2013.  Our impaired loans are generally collateral dependent and, as such, are generally carried at the estimated fair value of the underlying collateral less estimated selling costs.

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

MSR, net

The right to service loans for others is generally obtained through the sale of residential mortgage loans with servicing retained.  MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At March 31, 2014, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.45%, a weighted average constant prepayment rate on mortgages of 11.14% and a weighted average life of 6.1 years.  At December 31, 2013, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.45%, a weighted average constant prepayment rate on mortgages of 10.52% and a weighted average life of 6.3 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

REO, net

REO represents real estate acquired through foreclosure or by deed in lieu of foreclosure, all of which were residential properties at March 31, 2014 and December 31, 2013, and is carried, net of allowances for losses, at the lower of cost or fair value less estimated selling costs.  The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

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

	At March 31, 2014
	Carrying	Estimated Fair Value
(In Thousands)	Value	Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$1,911,500	$1,887,250	$1,887,250	$—
FHLB-NY stock	150,297	150,297	150,297	—
Loans held-for-sale, net (1)	3,177	3,203	—	3,203
Loans receivable, net (1)	12,152,674	12,292,358	—	12,292,358
MSR, net (1)	12,369	12,374	—	12,374
Financial Liabilities:
Deposits	9,721,078	9,778,635	9,778,635	—
Borrowings, net	4,095,293	4,331,588	4,331,588	—

(1)         Includes assets measured at fair value on a non-recurring basis.

	At December 31, 2013
	Carrying	Estimated Fair Value
(In Thousands)	Value	Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$1,849,526	$1,811,122	$1,811,122	$—
FHLB-NY stock	152,207	152,207	152,207	—
Loans held-for-sale, net (1)	7,375	7,436	—	7,436
Loans receivable, net (1)	12,303,066	12,480,533	—	12,480,533
MSR, net (1)	12,800	12,804	—	12,804
Financial Liabilities:
Deposits	9,855,310	9,922,631	9,922,631	—
Borrowings, net	4,137,161	4,376,336	4,376,336	—

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

Federal Home Loan Bank of New York, or FHLB-NY, stock

The fair value of FHLB-NY stock is based on redemption at par value.

Loans held-for-sale, net

The fair values of fifteen and thirty year fixed rate residential mortgage loans originated for sale that conform to GSE guidelines (conforming loans) are estimated using an option-based pricing methodology designed to take into account interest rate volatility, which has a significant effect on the value of the options and structural features embedded in loans.  This methodology involves generating simulated interest rates, calculating the OAS of a mortgage-backed security whose price is known, which serves as a benchmark price, and using the benchmark OAS to estimate the pricing for similar mortgage instruments whose prices are not known.

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

City of New York Notice of Determination

By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York has notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies relate to our operation of two subsidiaries of Astoria Federal, Fidata Service Corp., or Fidata, and Astoria Federal Mortgage Corp., or AF Mortgage.  We disagree with the assertion of the tax deficiencies.  Hearings in this matter were held before the New York City Tax Appeals Tribunal, or the NYC Tax Appeals Tribunal, in March and April 2013.  The NYC Tax Appeals Tribunal is not expected to render a decision in this matter until the 2014 third quarter.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at March 31, 2014 with respect to this matter.

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

10.       Impact of Accounting Standards and Interpretations

In January 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-01, “Investments — Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Qualified Affordable Housing Projects,” which applies to all reporting entities that invest in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  Currently under GAAP, a reporting entity that invests in a qualified affordable housing project may elect to account for that investment using the effective yield method if all of the conditions are met.  For those investments that are not accounted for using the effective yield method, GAAP requires that they be accounted for under either the equity method or the cost method.  Certain of the conditions required to be met to use the effective yield method were restrictive and thus prevented many such investments from qualifying for the use of the effective yield method.  The amendments in this update modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to use the proportional amortization method to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit).  Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments.   The amendments in ASU 2014-01 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.  Early adoption is permitted.  This guidance will not have an impact on our financial condition or results of operations.

In January 2014, the FASB issued ASU 2014-04, “Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” which applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The amendments in this update clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in ASU 2014-04 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.  Early adoption is permitted and entities can elect to adopt a modified retrospective transition method or a prospective transition method.  This guidance will not have a material impact on our financial condition or results of operations.

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

Astoria Financial Corporation is a Delaware corporation organized as the unitary savings and loan holding company of Astoria Federal.  As the premier Long Island community bank, our goals are to enhance shareholder value while continuing to build a full service community bank.  We focus on growing our core businesses of mortgage portfolio lending and deposit gathering while maintaining strong asset quality and controlling operating expenses.  We continue to implement our strategies to diversify earning assets and to increase low cost core deposits.  These strategies include a greater level of participation in the multi-family and commercial real estate mortgage lending markets and expanding our array of business banking products and services, focusing on small and middle market businesses with an emphasis on attracting clients from larger competitors.  We continue to explore opportunities to selectively expand our physical presence, consisting presently of our branch network of 86 locations, including a full service branch in Manhattan which opened on March 31, 2014, plus our dedicated business banking office in midtown Manhattan, into other prime locations in Manhattan and on Long Island from which to better serve and build our business banking relationships.

We are impacted by both national and regional economic factors, with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area.  Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging. Interest rates have been at or near historical lows and we expect them to remain low for the near term.  Long-term interest rates moved higher during the latter half of 2013 but declined somewhat in the 2014 first quarter, with the ten-year U.S. Treasury rate decreasing from 3.03% at December 31, 2013 to 2.72% at the end of March 2014.  The national unemployment rate for March 2014 was 6.7%, unchanged from December 2013, and new job growth in 2014 has continued its slow pace.  Softness persists in the housing and real estate markets, although the extent of such softness varies from region to region.  We believe market conditions remain favorable in the New York metropolitan area with respect to our multi-family mortgage loan origination activities.

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business has changed significantly in recent years.  As described in more detail in Part I, Item 1A, “Risk Factors,” in our 2013 Annual Report on Form 10-K, certain aspects of the Reform Act continue to have a significant impact on us.  Final capital rules approved by the federal bank regulatory agencies in 2013 subject many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements which will be phased in with the initial provisions effective for us on January 1, 2015.  The rules also revise the quantity and quality of minimum risk-based and leverage capital requirements applicable to Astoria Federal and Astoria Financial Corporation and revise the calculation of risk-weighted assets to enhance their risk sensitivity. We continue to prepare for the impacts that the Reform Act, the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III capital standards, and related rulemaking will have on our business, financial condition and results of operations.

Net income available to common shareholders for the three months ended March 31, 2014 increased compared to the three months ended March 31, 2013, largely due to the impact in the 2014 first quarter of the NYS tax legislation which was signed into law on March 31, 2014.  The result of this legislative change was an increase in our net deferred tax asset with a corresponding reduction in income tax expense of $11.5 million, resulting in an overall income tax benefit for the 2014 first quarter compared to income tax expense for the 2013 first quarter.

Net income available to common shareholders excluding the impact of the change in tax legislation increased for the 2014 first quarter, compared to the 2013 first quarter.  This increase reflected a reduction in the provision for loan losses, an increase in net interest income and a decline in non-interest expense, partially offset by lower non-interest income and dividends on preferred stock, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013.

For the 2014 first quarter, a decline in interest income was more than offset by a decline in interest expense, resulting in an increase in net interest income compared to the 2013 first quarter.  The net interest rate spread and the net interest margin each increased for the 2014 first quarter compared to the 2013 first quarter.  The continued low interest rate environment, coupled with the restructuring of borrowings and the prepayment of our junior subordinated debentures during 2013, has resulted in the average cost of interest-bearing liabilities declining more than the average yield on interest-earning assets.  The decline in interest income reflected a reduction in the average balance of residential mortgage loans and a lower average yield on our mortgage loan portfolio, partially offset by increases in the average balance of multi-family and commercial real estate mortgage loans and interest earned on our mortgage-backed and other securities portfolio.  The decline in interest expense was primarily attributable to declines in the average cost of borrowings and the average balance of certificates of deposit.

The provision for loan losses for the 2014 first quarter totaled $1.6 million, compared to $9.1 million for the 2013 first quarter.  The allowance for loan losses totaled $134.0 million at March 31, 2014, compared to $139.0 million at December 31, 2013.  We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the continued improvement in the levels of net loan charge-offs and delinquent loans as well as the high quality of our loan originations and the contraction of the overall loan portfolio.  While the level of loans past due 90 days or more has continued its downward trend in the 2014 first quarter, we expect the levels will remain somewhat elevated for some time, especially in certain states where judicial foreclosure proceedings are required.

Non-interest income decreased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to a decrease in mortgage banking income, net.  Non-interest expense decreased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, reflecting declines in federal deposit insurance premium and occupancy, equipment and systems expenses, partially offset by an increase in compensation and benefits expense.  The decline in occupancy, equipment and systems expense was largely due to a one-time charge in the 2013 first quarter to conform to a straight-line basis the rental expense on operating leases for certain branch locations.  The increase in compensation and benefits expense was due in part to a reduction in such expenses in the 2013 first quarter to reflect changes in certain compensation policies which became effective January 1, 2013.  We believe that as we progress through the remainder of 2014 our non-interest expense will increase reflecting the expenses associated with the branch we recently opened as well as the two additional branches we are planning to open in the second half of the year.  In addition, we expect to incur increases in advertising, compensation and benefits and occupancy, equipment and systems expenses in conjunction with both the branch openings and our continued focus on business banking.

Total assets declined during the three months ended March 31, 2014, reflecting a decrease in our residential mortgage loan portfolio which was partially offset by increases in our multi-family and commercial real estate mortgage loan portfolio and our securities portfolio.  At March 31, 2014, our multi-family and commercial real estate mortgage loan portfolio represented 34% of our total loan portfolio, up from 33% at December 31, 2013, reflecting our continued focus on the strategic shift in our balance sheet.  Residential mortgage loan repayments declined for the 2014 first quarter, compared to the 2013 first quarter, but continued to outpace our origination and purchase volume during the three months ended March 31, 2014, resulting in a decline in the portfolio.

Total deposits declined during the three months ended March 31, 2014 as a result of a decline in certificates of deposit, partially offset by a net increase in our core deposits, reflecting increases in money market and checking accounts which more than offset a decline in savings accounts.  At March 31, 2014, core deposits represented 68% of total deposits, up from 67% at December 31, 2013.  Total deposits included $690.1 million of business deposits at March 31, 2014, an increase of 6% since December 31, 2013, reflecting the expansion of our business banking operations, a component of the strategic shift in our balance sheet.

Stockholders’ equity increased as of March 31, 2014 compared to December 31, 2013.  The increase was primarily the result of undistributed net income for the 2014 first quarter.  Also contributing to the increase was an unrealized gain on our available-for-sale securities portfolio, capital raised through our dividend reinvestment and stock purchase plan and stock-based compensation recognized during the 2014 first quarter.

Our strategy to strengthen and expand our position as a full service community bank continues to move forward.  We believe that the branch we recently opened in Manhattan, along with the two additional branches we expect to open in the second half of the year, combined with an enriched advertising, marketing and branding campaign, will assist our business bankers as they continue to grow their business.  The growth of our business banking operations should allow us to continue to grow our low cost core deposits and move closer to our goal that they represent 80% of total deposits by the end of 2015. In a very competitive environment for multi-family and commercial real estate lending, our pipeline for such loans grew by more than $135 million at March 31, 2014 compared to December 31, 2013.  We believe that the remainder of the year will provide us with increased loan originations leading to net growth in that portfolio similar to what we have achieved over the past two years.  We expect this growth to outpace the shrinkage in the residential mortgage loan portfolio, allowing us to begin to achieve net growth in the total loan portfolio and, in turn, interest-earning assets.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of our 2013 Annual Report on Form 10-K, as supplemented by this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR, judgments regarding goodwill and securities impairment and the estimates related to our pension plans and other postretirement benefits are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions and estimates about highly uncertain matters.  Actual results may differ from our assumptions, estimates and judgments.  The use of different assumptions, estimates and judgments could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section of our 2013 Annual Report on Form 10-K.

Allowance for Loan Losses

We establish and maintain an allowance for loan losses based on our evaluation of the probable inherent losses in our loan portfolio.  The allowance is increased by provisions for loan losses charged to earnings and is decreased by loan charge-offs in the period the loans, or portions thereof, are deemed uncollectible.  Recoveries of amounts previously charged-off increase the allowance for loan losses in the period they are received.  The allowance for loan losses is determined based on a comprehensive analysis of our loan portfolio.  We evaluate the adequacy of the allowance on a quarterly basis.  The allowance is comprised of both valuation allowances related to individual loans and general valuation allowances, although the total allowance for loan losses is available for losses applicable to the entire loan portfolio.  In estimating specific allocations of the allowance, we review loans deemed to be impaired and measure impairment losses based on either the fair value of the collateral, the present value of expected future cash flows, or the observable market price of the loan.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include the financial condition of the borrower, payment history, delinquency status, collateral value, our lien position and the probability of collecting principal and interest payments when due. When an impairment analysis indicates the need for a specific allocation of the allowance on an individual loan, such allocation would be established sufficient to cover probable incurred losses at the evaluation date based on the facts and circumstances of the loan.  For loans individually classified as impaired, the portion of the recorded investment in the loan in excess of the present value of the discounted cash flows of a modified loan or, for collateral dependent loans, the portion of the recorded investment in the loan in excess of the estimated fair value of the underlying collateral less estimated selling costs, is charged-off.  When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged-off against the allowance for loan losses.

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

Our residential mortgage loans are individually evaluated for impairment at 180 days past due and earlier in certain instances, including for loans to borrowers who have filed for bankruptcy, and, to the extent the loans remain delinquent, annually thereafter.  Updated estimates of collateral values on residential loans are obtained primarily through automated valuation models. Additionally, our loan servicer performs property inspections to monitor and manage the collateral on our residential loans when they become 45 days past due and monthly thereafter until the foreclosure process is complete. We obtain updated estimates of collateral value using third party appraisals on non-performing multi-family and commercial real estate mortgage loans when the loans initially become non-performing and annually thereafter and multi-family and commercial real estate loans modified in a TDR at the time of the modification and annually thereafter.  Appraisals on multi-family and commercial real estate loans are reviewed by our internal certified appraisers.  We analyze our home equity lines of credit when such loans become 90 days past due and consider our lien position, the estimated fair value of the underlying collateral value and the results of recent property inspections in determining the need for an individual valuation allowance.  We also obtain updated estimates of collateral value for certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral. Adjustments to final appraised values obtained from independent third party appraisers and automated valuation models are not made.

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

We segment our residential mortgage loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans and origination time periods and analyze our historical loss experience and delinquency levels and trends of these segments.  We analyze multi-family and commercial real estate mortgage loans by portfolio, geographic location and origination time periods.  We analyze our consumer and other loan portfolio by home equity lines of credit, commercial loans, revolving credit lines and installment loans and perform similar historical loss analyses.  In our analysis of non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral along with the migration of delinquent loans based on the portfolio segments noted above.  These analyses and the resulting loss rates are used as an integral part of our judgment in developing estimated loss percentages to apply to the loan portfolio segments. We monitor credit risk on interest-only hybrid adjustable rate mortgage, or ARM, loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner that we monitor credit risk on all interest-only hybrid ARM loans.  We monitor interest rate reset dates of our loan portfolio, in the aggregate, and the current interest rate environment and consider the impact, if any, on borrowers’ ability to continue to make timely principal and interest payments in determining our allowance for loan losses.  We also consider the size, composition, risk profile and delinquency levels of our loan portfolio, as well as our credit administration and asset management procedures.  We monitor property value trends in our market areas by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our general valuation allowances.  In addition, we evaluate and consider the impact that current and anticipated economic and market conditions may have on the loan portfolio and known and inherent risks in the portfolio.  We update our analyses quarterly and continually refine our evaluations as experience provides clearer guidance, our product offerings change and as economic conditions evolve.

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

As a result of our updated charge-off and loss analyses, we updated certain allowance coverage percentages during the 2014 first quarter to reflect our current estimates of the amount of probable inherent losses in our loan portfolio in determining our general valuation allowances.  Based on our evaluation of the composition and size of our loan portfolio, the levels and composition of loan delinquencies and non-performing loans, our loss history, the housing and real estate markets and the current economic environment, we determined that an allowance for loan losses of $134.0 million was appropriate at March 31, 2014, compared to $139.0 million at December 31, 2013.  The provision for loan losses totaled $1.6 million for the three months ended March 31, 2014.

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

For additional information regarding our allowance for loan losses, see “Provision for Loan Losses” and “Asset Quality” in this document and Part II, Item 7, “MD&A,” in our 2013 Annual Report on Form 10-K.

Valuation of MSR

The initial asset recognized for originated MSR is measured at fair value.  The fair value of MSR is estimated by reference to current market values of similar loans sold servicing released.  MSR are amortized in proportion to and over the period of estimated net servicing income.  We apply the amortization method for measurement of our MSR.  MSR are assessed for impairment based on fair value at each reporting date.  Impairment exists if the carrying value of MSR exceeds the estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations.  MSR impairment, if any, is recognized in a valuation allowance with a corresponding charge to earnings.  Increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance.

At March 31, 2014, our MSR had an estimated fair value of $12.4 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.45%, a weighted average constant prepayment rate on mortgages of 11.14% and a weighted average life of 6.1 years.  At December 31, 2013, our MSR had an estimated fair value of $12.8 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.45%, a weighted average constant prepayment rate on mortgages of 10.52% and a weighted average life of 6.3 years.

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

At March 31, 2014, the carrying amount of our goodwill totaled $185.2 million.  As of September 30, 2013, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

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

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer.  GSE issuance mortgage-backed securities comprised 92% of our securities portfolio at March 31, 2014.  Non-GSE issuance mortgage-backed securities at March 31, 2014 comprised less than 1% of our securities portfolio and had an amortized cost of $10.4 million, with 67% classified as available-for-sale and 33% classified as held-to-maturity.  Substantially all of our non-GSE issuance securities are investment grade securities and have performed similarly to our GSE issuance securities.  Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices.  The balance of our securities portfolio is primarily comprised of debt securities issued by GSEs.

The fair value of our securities portfolio is primarily impacted by changes in interest rates.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.  At March 31, 2014, we held 108 securities with an estimated fair value totaling $1.42 billion which had an unrealized loss totaling $47.8 million.  Of the securities in an unrealized loss position at March 31, 2014, $209.2 million, with an unrealized loss of $10.5 million, had been in a continuous unrealized loss position for more than twelve months.  At March 31, 2014, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

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

For further information on the actuarial assumptions used for our pension benefits and other postretirement benefit plans, see Note 14 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2013 Annual Report on Form 10-K.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities.  The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity.  Principal payments on loans and securities decreased to $556.6 million for the three months ended March 31, 2014, compared to $1.16 billion for the three months ended March 31, 2013, primarily due to decreases in residential mortgage loan and securities repayments.  As longer-term interest rates moved higher in 2013, we began to experience a reduction in the levels of residential mortgage loan prepayments near the end of the 2013 third quarter which continued into the 2014 first quarter.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings.  Net cash provided by operating activities totaled $55.9 million for the three months ended March 31, 2014 and $92.9 million for the three months ended March 31, 2013.  Deposits decreased $134.2 million during the three months ended March 31, 2014 and increased slightly during the three months ended March 31, 2013.  The decrease in deposits for the three months ended March 31, 2014 was due to a decrease in certificates of deposit, partially offset by an increase in core deposits.  During the three months ended March 31, 2014, we continued to allow high cost certificates of deposit to run off.  Total deposits included business deposits of $690.1 million at March 31, 2014, an increase of 6% since December 31, 2013, reflecting the expansion of our business banking operations, a component of the strategic shift in our balance sheet.  At March 31, 2014, core deposits represented 68% of total deposits, up from 67% at December 31, 2013.  This reflects our efforts to reposition the liability mix of our balance sheet, reducing certificates of deposit and increasing core deposits.  The slight increase in deposits for the three months ended March 31, 2013 was due to an increase in core deposits which surpassed a decrease in certificates of deposit.  Net borrowings decreased $41.9 million during the three months ended March 31, 2014 and $464.9 million during the three months ended March 31, 2013.  The decrease in net borrowings during the three months ended March 31, 2014 was primarily due to a decrease in FHLB-NY advances.  The decrease in net borrowings during the three months ended March 31, 2013 was primarily due to a decrease in FHLB-NY advances as a reduction in assets and the proceeds from the issuance of preferred stock during the 2013 first quarter provided additional liquidity to reduce our borrowings position.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities.  Gross mortgage loans originated and purchased for portfolio during the three months ended March 31, 2014 declined to $316.3 million, compared to $579.1 million for the three months ended March 31, 2013, reflecting declines in both residential and multi-family and commercial real estate mortgage loan production.  Residential mortgage loan originations and purchases totaled $98.3 million during the three months ended March 31, 2014, of which $55.2 million were originations and $43.1 million were purchases of individual residential mortgage loans through our third party loan origination program, compared to $233.5 million during the three months ended March 31, 2013, of which $161.5 million were originations and $72.0 million were purchases.  Residential mortgage loan origination and purchase volume for portfolio has been negatively affected for an extended period of time by the historical low interest rates for thirty year fixed rate conforming mortgage loans and the expanded conforming loan limits established by the GSEs resulting in more borrowers opting for thirty year fixed rate conforming mortgage loans which we generally do not retain for our portfolio, and a reduced demand for the hybrid ARM loan product that we retain for our portfolio.  Multi-family and commercial real estate loan originations totaled $218.0 million during the three months ended March 31, 2014, compared to $345.6 million during the three months ended March 31, 2013.  An increase in interest rates during the latter half of 2013 somewhat tempered multi-family and commercial real estate lending demand.  Our portfolio growth reflects our continued commitment to grow this portfolio while operating in a very competitive lending environment.  Purchases of securities totaled $145.7 million during the three months ended March 31, 2014 and $383.6 million during the three months ended March 31, 2013.

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

We maintain liquidity levels to meet our operational needs in the normal course of our business.  The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities.  Cash and due from banks totaled $132.6 million at March 31, 2014 and $122.0 million at December 31, 2013.  At March 31, 2014, we had $1.05 billion in borrowings with a weighted average rate of 0.38% maturing over the next twelve months.  We have the flexibility to either repay or rollover these borrowings as they mature.  Included in our borrowings are various obligations which, by their terms, may be called by the counterparty.  At March 31, 2014, we had $1.95 billion of callable borrowings, of which $700.0 million were contractually callable by the counterparty within three months and on a quarterly basis thereafter.  We believe the potential for these borrowings to be called does not present a liquidity concern as they have above current market coupons and, as such, are not likely to be called absent a significant increase in market interest rates.  In addition, to the extent such borrowings were to be called, we believe we can readily obtain replacement funding, although such funding may be at higher rates.  At March 31, 2014, FHLB-NY advances totaled $2.41 billion, or 59% of total borrowings.  We do not believe any of our borrowing counterparty concentrations represent a material risk to our liquidity.  In addition, we had $1.57 billion of certificates of deposit at March

31, 2014 with a weighted average rate of 1.18% maturing over the next twelve months.  We have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average rates at March 31, 2014.

	Borrowings		Certificates of Deposit
(Dollars in Millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Contractual Maturity:
Twelve months or less	$ 1,047	0.38%	$ 1,569	1.18%
Thirteen to thirty-six months	1,150 (1)	1.92	1,241	1.94
Thirty-seven to sixty months	750 (2)	4.14	257	1.20
Over sixty months	1,150 (3)	3.54	1	1.57
Total	$ 4,097	2.39%	$ 3,068	1.49%

(1)	Includes $300.0 million of borrowings, with a weighted average rate of 4.23%, which are callable by the counterparty within the next three months and on a quarterly basis thereafter.
(2)

Includes $300.0 million of borrowings, with a weighted average rate of 4.16%, which are callable by the counterparty within the next three months and on a quarterly basis thereafter, and $200.0 million of borrowings, with a weighted average rate of 3.03%, which are callable by the counterparty in 2015.

(3)

Includes $100.0 million of borrowings, with a rate of 4.05%, which are callable by the counterparty within the next three months and on a quarterly basis thereafter, $100.0 million of borrowings, with a rate of 3.66%, which are callable by the counterparty in 2016 and $950.0 million of borrowings, with a weighted average rate of 3.47%, which are callable by the counterparty in 2017.

Additional sources of liquidity at the holding company level have included public and private  issuances of debt and equity securities into the capital markets.  Holding company debt obligations are included in other borrowings.  We have filed automatic shelf registration statements on Form S-3 with the SEC, which allow us to periodically offer and sell, from time to time, in one or more offerings, individually or in any combination, common stock, preferred stock, debt securities, capital securities, guarantees, warrants to purchase common stock or preferred stock and units consisting of one or more of the foregoing.  These shelf registration statements provide us with greater capital management flexibility and enable us to more readily access the capital markets in order to pursue growth opportunities that may become available to us in the future or should there be any changes in the regulatory environment that call for increased capital requirements.  Although the shelf registration statements do not limit the amount of the foregoing items that we may offer and sell, our ability and any decision to do so is subject to market conditions and our capital needs.  Our ability to continue to access the capital markets for additional financing at favorable terms may be limited by, among other things, market conditions, interest rates, our capital levels, Astoria Federal’s ability to pay dividends to Astoria Financial Corporation, our credit profile and ratings and our business model.

On January 7, 2014, we adopted the Astoria Financial Corporation Dividend Reinvestment and Stock Purchase Plan, or the Purchase Plan, and terminated the previously existing plan.  The Purchase Plan allows our shareholders to automatically reinvest the cash dividend paid on all or a portion of their shares of our common stock into additional shares of our common stock and make optional cash purchases, up to $10,000 per month, of additional shares of our common stock, unless we grant a waiver permitting a higher amount.  Shares of common stock may be purchased either directly from us from authorized but unissued shares or from treasury shares, or on the open market.  We have registered 1,500,000 shares of our common stock under the

Securities Act for offer and sale from time to time pursuant to the Purchase Plan.  During the three months ended March 31, 2014, 143,550 shares of our common stock were purchased pursuant to the Purchase Plan directly from us from treasury shares for net proceeds totaling $2.0 million.

Astoria Financial Corporation’s primary uses of funds include payment of dividends on common and preferred stock and payment of interest on its debt obligations.  During the three months ended March 31, 2014, Astoria Financial Corporation paid dividends on common and preferred stock totaling $6.2 million.  On March 19, 2014, our Board of Directors declared a quarterly cash dividend on the Series C Preferred Stock aggregating $2.2 million, or $16.25 per share, for the quarterly period from January 15, 2014 through and including April 14, 2014, which was paid on April 15, 2014 to stockholders of record as of March 31, 2014.  On April 16, 2014, our Board of Directors declared a quarterly cash dividend of $0.04 per share on shares of our common stock payable on June 2, 2014 to stockholders of record as of May 15, 2014.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal.  Astoria Federal paid dividends to Astoria Financial Corporation totaling $6.7 million during the three months ended March 31, 2014.  On April 3, 2014, Astoria Federal paid a dividend in the amount of $13.0 million to Astoria Financial Corporation.  Since Astoria Federal is a federally chartered savings association, there are regulatory limits on its ability to make distributions to Astoria Financial Corporation.  During the three months ended March 31, 2014, Astoria Federal was required to, and did, notify the OCC of its intent to pay dividends, to which the OCC did not object.  Astoria Federal must also provide notice to the FRB at least 30 days prior to declaring a dividend.  See Part I, Item 1, “Business - Regulation and Supervision - Limitations on Capital Distributions,” in our 2013 Annual Report on Form 10-K for further discussion of limitations on capital distributions from Astoria Federal.

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At March 31, 2014, our tangible common equity ratio, which represents common stockholders’ equity less goodwill divided by total assets less goodwill, was 7.97%.  At March 31, 2014, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a Tangible capital ratio of 10.13%, Tier 1 leverage capital ratio of 10.13%, Total risk-based capital ratio of 17.53% and Tier 1 risk-based capital ratio of 16.28%.  As of March 31, 2014, Astoria Federal’s capital ratios continue to be above the minimum levels required to be considered well capitalized for bank regulatory purposes.

In July 2013, pursuant to the Reform Act, the federal bank regulatory agencies issued final capital rules that subject many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements effective January 1, 2015.  The rules also revise the quantity and quality of minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards.  For a more detailed description of these rules, see Part I, Item 1, “Business - Regulation and Supervision - Capital Requirements” in our 2013 Annual Report on Form 10-K.  We continue to prepare for the impacts that the Reform Act, Basel III capital standards and related rulemaking will have on our business, financial condition and results of operations.  For additional information, see also Part I, Item 1A, “Risk Factors,” in our 2013 Annual Report on Form 10-K.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  We also have commitments to fund loans held-for-sale and commitments to sell loans in connection with our mortgage banking activities which are considered financial derivative instruments.  Commitments to sell loans totaled $14.2 million at March 31, 2014.  The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.  We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2013.

The following table details our contractual obligations at March 31, 2014.

	Payments due by period
(In Thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$3,100,000	$50,000	$1,150,000	$750,000	$1,150,000
Off-balance sheet contractual obligations:
Commitments to originate and purchase loans (1)	385,278	385,278	—	—	—
Commitments to fund unused lines of credit (2)	185,087	185,087	—	—	—
Total	$3,670,365	$620,365	$1,150,000	$750,000	$1,150,000

(1)          Includes commitments to originate loans held-for-sale of $11.8 million.

(2)          Includes commitments to fund unused home equity lines of credit of $94.4 million.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions which have not changed significantly from December 31, 2013.  For further information regarding these liabilities, see Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” in our 2013 Annual Report on Form 10-K.  We also have contingent liabilities related to assets sold with recourse and standby letters of credit which have not changed significantly from December 31, 2013.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “MD&A,” in our 2013 Annual Report on Form 10-K.

Comparison of Financial Condition as of March 31, 2014 and December 31, 2013 and Operating Results for the Three Months Ended March 31, 2014 and 2013

Financial Condition

Total assets declined $93.8 million to $15.70 billion at March 31, 2014, from $15.79 billion at December 31, 2013, primarily reflecting a decrease in our residential mortgage loan portfolio which was partially offset by increases in our multi-family and commercial real estate mortgage loan portfolio and our securities portfolio.

Loans receivable decreased $155.4 million to $12.29 billion at March 31, 2014, from $12.44 billion at December 31, 2013, and represented 78% of total assets at March 31, 2014.  The growth in our multi-family and commercial real estate mortgage loan portfolio was more than offset by the decline in our residential mortgage loan portfolio resulting in a net decline of $149.9 million in our total mortgage loan portfolio to $12.00 billion at March 31, 2014, compared to $12.15 billion at December 31, 2013.  While our mortgage loan portfolio continues to consist primarily of residential mortgage loans, at March 31, 2014 our combined multi-family and commercial real estate mortgage loan portfolio represented 34% of our total loan portfolio, up from 33% at December 31, 2013.  This reflects our continued focus on repositioning the asset mix of our balance sheet.  Gross mortgage loans originated and purchased for portfolio during the three months ended March 31, 2014 declined to $316.3 million, compared to $579.1 million during the three months ended March 31, 2013, reflecting declines in both residential and multi-family and commercial real estate mortgage loan production.  Mortgage loan repayments decreased to $444.3 million for the three months ended March 31, 2014, compared to $854.3 million for the three months ended March 31, 2013, primarily due to a decline in residential mortgage loan prepayments.

Our residential mortgage loan portfolio decreased $222.7 million to $7.81 billion at March 31, 2014, from $8.04 billion at December 31, 2013, and represented 64% of our total loan portfolio at March 31, 2014.  Residential mortgage loan repayments declined for the 2014 first quarter, compared to the 2013 first quarter, but continued to outpace our origination and purchase volume during the three months ended March 31, 2014.  Residential mortgage loan originations and purchases for portfolio totaled $98.3 million for the three months ended March 31, 2014, of which $55.2 million were originations and $43.1 million were purchases, compared to $233.5 million for the three months ended March 31, 2013, of which $161.5 million were originations and $72.0 million were purchases.  During the three months ended March 31, 2014, the loan-to-value ratio of our residential mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 69% and the loan amount averaged approximately $575,000.

Our multi-family mortgage loan portfolio increased $49.4 million to $3.35 billion at March 31, 2014, from $3.30 billion at December 31, 2013, and represented 27% of our total loan portfolio at March 31, 2014.  Our commercial real estate mortgage loan portfolio increased $23.3 million to $836.3 million at March 31, 2014, from $813.0 million at December 31, 2013, and represented 7% of our total loan portfolio at March 31, 2014.  Multi-family and commercial real estate loan originations totaled $218.0 million for the three months ended March 31, 2014, compared to $345.6 million for the three months ended March 31, 2013, reflecting our continued commitment to grow this portfolio while operating in a very competitive lending environment.  During the three months ended March 31, 2014, our multi-family and commercial real estate mortgage loan originations reflected loan balances averaging approximately $2.2 million with a weighted average loan-to-value ratio, at the time of origination, of approximately 54% and a weighted average debt service coverage ratio of approximately 1.72.

Our securities portfolio increased $57.0 million to $2.31 billion at March 31, 2014, from $2.25 billion at December 31, 2013, and represented 15% of total assets at March 31, 2014.  This increase reflects purchases totaling $145.7 million which were in excess of repayments of $90.8 million during the three months ended March 31, 2014.  At March 31, 2014, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost of $1.83 billion, a weighted average current coupon of 2.96%, a weighted average collateral coupon of 4.34% and a weighted average life of 4.0 years.

Total liabilities declined $126.4 million to $14.15 billion at March 31, 2014, from $14.27 billion at December 31, 2013, primarily due to a decline in deposits.  Deposits totaled $9.72 billion at March 31, 2014, or 69% of total liabilities, a decline of $134.2 million compared to $9.86 billion at December 31, 2013.  The decrease in deposits was due to a decrease of $223.6 million in certificates of deposit, partially offset by a net increase of $89.4 million in core deposits.  At March 31, 2014, core deposits totaled $6.65 billion and represented 68% of total deposits, up from 67% at December 31, 2013.  This reflects our efforts to reposition the liability mix of our balance sheet, reducing borrowings and certificates of deposit and increasing core deposits.  The net increase in core deposits at March 31, 2014, compared to December 31, 2013, primarily reflected an increase in money market and NOW and demand deposit accounts, partially offset by a decline in savings accounts.  Money market accounts increased $104.5 million since December 31, 2013 to $2.08 billion at March 31, 2014.  NOW and demand deposit accounts increased $30.9 million since December 31, 2013 to $2.13 billion at March 31, 2014.  Savings accounts decreased $46.0 million since December 31, 2013 to $2.45 billion at March 31, 2014.  The net increase in core deposits during the three months ended March 31, 2014 appears to reflect customer preference for the liquidity these types of deposits provide, as well as our efforts to expand our business banking customer base.  At March 31, 2014, total deposits included $690.1 million of business deposits, an increase of 6% since December 31, 2013.

Stockholders’ equity increased $32.6 million to $1.55 billion at March 31, 2014, from $1.52 billion at December 31, 2013.  The increase in stockholders’ equity was primarily due to net income of $31.5 million, an unrealized gain on our available-for-sale securities portfolio, net of tax, of $3.0 million, capital raised through our dividend reinvestment and stock purchase plan of $2.0 million and stock-based compensation of $2.0 million, partially offset by dividends on common and preferred stock totaling $6.2 million.

Results of Operations

General

Net income available to common shareholders for the three months ended March 31, 2014 increased $15.5 million to $29.4 million, compared to $13.9 million for the three months ended March 31, 2013, reflecting an increase of $17.6 million in net income to $31.5 million for the three months ended March 31, 2014, compared to $13.9 million for the three months ended March 31, 2013, partially offset by preferred stock dividends declared during the 2014 first quarter totaling $2.2 million.  Diluted EPS increased to $0.30 per common share for the three months ended March 31, 2014, compared to $0.14 per common share for the three months ended March 31, 2013.  The increase in net income for 2014 compared to 2013 was largely due to the NYS tax legislation signed into law on March 31, 2014, the impact of which was an increase in our net deferred tax asset with a corresponding reduction in income tax expense of $11.5 million, resulting in an overall income tax benefit of $1.8 million for the three months ended March 31, 2014, compared to income tax expense of $7.8 million for the three months ended March 31, 2013.  Contributing to the increase in net income was a reduction in the provision for loans losses, an increase in net interest income and a decline in non-interest expense, partially offset by lower non-interest income, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  Return on average assets increased to 0.80% for the three months ended March 31, 2014, compared to 0.34% for the three months ended March 31, 2013, reflecting the increase in net income, coupled with a reduction in average assets.  Return on average common stockholders’ equity increased to 8.37% for the three months ended March 31, 2014, compared to 4.27% for the three months ended March 31, 2013. Return on average tangible common stockholders’ equity, which represents average common stockholders’ equity less average goodwill, increased to 9.64% for the three months ended March 31, 2014, compared to 4.97% for the three months ended March 31, 2013.  The increase in the returns on average common stockholders’ equity and average tangible common stockholders’ equity reflect the increase in net income available to common shareholders, partially offset by an increase in average common stockholders’ equity,  for the three months ended March 31, 2014, compared to the three months ended March 31, 2013.

As indicated above, our results of operations for the three months ended March 31, 2014 include a reduction in income tax expense of $11.5 million related to the NYS tax legislation.  For the three months ended March 31, 2014, this reduction in income tax expense increased diluted EPS by $0.12 per common share, return on average assets by 29 basis points, return on average common stockholders’ equity by 328 basis points and return on average tangible common stockholders’ equity by 377 basis points.  See Note 1 of Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, “Financial Statements (Unaudited),” and “Income Tax (Benefit) Expense” below for further discussion of the impact of the NYS tax legislation.

Income and expense and related financial ratios, as adjusted to exclude the effect of the aforementioned change in tax legislation, represent non-GAAP financial measures which we believe provide investors with a meaningful comparison for effectively evaluating our operating results.  Non-GAAP returns and earnings per common share are calculated by substituting non-GAAP net income and non-GAAP net income available to common shareholders for net income and net income available to common shareholders in the corresponding calculation.

The following table provides a reconciliation between the non-GAAP financial measures to the comparable GAAP measures as reported on our consolidated statement of income for the three months ended March 31, 2014 and related returns.

(In Thousands, Except Per Share Data)	As Reported	Effect of Change in Tax Legislation	Non-GAAP
Income before income tax (benefit) expense	$29,785	$—	$29,785
Income tax (benefit) expense	(1,764)	11,487	9,723
Net income	31,549	(11,487)	20,062
Preferred stock dividends	2,194	—	2,194
Net income available to common shareholders	$29,355	$(11,487)	$17,868
Basic earnings per common share	$0.30	$(0.12)	$0.18
Diluted earnings per common share	$0.30	$(0.12)	$0.18
Return on average:
Common stockholders’ equity	8.37%	(3.28)%	5.09%
Tangible common stockholders’ equity	9.64	(3.77)	5.87
Assets	0.80	(0.29)	0.51

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

Net interest income increased $4.0 million to $88.0 million for the three months ended March 31, 2014, compared to $84.0 million for the three months ended March 31, 2013, as a decline in interest income was more than offset by a decline in interest expense.  The net interest rate spread increased 17 basis points to 2.29% for the three months ended March 31, 2014, compared to 2.12% for the three months ended March 31, 2013.  The net interest margin also increased 17 basis points to 2.36% for the three months ended March 31, 2014, compared to 2.19% for the three months ended March 31, 2013.  The continued low interest rate environment, coupled with the restructuring of borrowings and the prepayment of our junior subordinated debentures during 2013, has resulted in the average cost of interest-bearing liabilities declining more than the average yield on interest-earning assets.  The decline in interest income reflected a reduction in the average balance of residential mortgage loans and a lower average yield on our mortgage loan portfolio, partially offset by increases in the average balance of multi-family and commercial real estate mortgage loans and interest earned on our mortgage-backed and other securities portfolio.  The decline in interest expense was primarily attributable to declines in the average cost of borrowings and the average balance of certificates of deposit.  The average balance of net interest-earning assets increased $227.4 million to $1.01 billion for the three months ended March 31, 2014, from $778.0 million for the three months ended March 31, 2013.

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

	For the Three Months Ended March 31,
	2014				2013
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$7,984,747		$64,954	3.25%	$9,551,733		$80,207	3.36%
Multi-family and commercial real estate	4,152,276		43,390	4.18	3,296,907		38,623	4.69
Consumer and other loans (1)	238,962		2,086	3.49	263,978		2,228	3.38
Total loans	12,375,985		110,430	3.57	13,112,618		121,058	3.69
Mortgage-backed and other securities (2)	2,262,530		13,677	2.42	2,011,325		10,899	2.17
Interest-earning cash accounts	96,523		69	0.29	91,926		55	0.24
FHLB-NY stock	151,603		1,833	4.84	164,248		2,029	4.94
Total interest-earning assets	14,886,641		126,009	3.39	15,380,117		134,041	3.49
Goodwill	185,151				185,151
Other non-interest-earning assets	659,660				824,578
Total assets	$15,731,452				$16,389,846

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,468,658		304	0.05	$2,771,082		342	0.05
Money market	2,027,845		1,260	0.25	1,692,150		2,093	0.49
NOW and demand deposit	2,081,356		165	0.03	2,060,170		167	0.03
Total core deposits	6,577,859		1,729	0.11	6,523,402		2,602	0.16
Certificates of deposit	3,151,979		11,500	1.46	3,859,606		14,719	1.53
Total deposits	9,729,838		13,229	0.54	10,383,008		17,321	0.67
Borrowings	4,151,418		24,810	2.39	4,219,118		32,688	3.10
Total interest-bearing liabilities	13,881,256		38,039	1.10	14,602,126		50,009	1.37
Non-interest-bearing liabilities	316,928				456,240
Total liabilities	14,198,184				15,058,366
Stockholders’ equity	1,533,268				1,331,480
Total liabilities and stockholders’ equity	$15,731,452				$16,389,846

Net interest income/net interest rate spread (3)			$87,970	2.29%			$84,032	2.12%

Net interest-earning assets/net interest margin (4)	$1,005,385			2.36%	$777,991			2.19%

Ratio of interest-earning assets to interest-bearing liabilities	1.07	x			1.05	x

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

	Increase (Decrease) for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
(In Thousands)	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
Residential	$(12,715)	$(2,538)	$(15,253)
Multi-family and commercial real estate	9,284	(4,517)	4,767
Consumer and other loans	(214)	72	(142)
Mortgage-backed and other securities	1,445	1,333	2,778
Interest-earning cash accounts	3	11	14
FHLB-NY stock	(155)	(41)	(196)
Total	(2,352)	(5,680)	(8,032)
Interest-bearing liabilities:
Savings	(38)	—	(38)
Money market	345	(1,178)	(833)
NOW and demand deposit	2	(4)	(2)
Certificates of deposit	(2,577)	(642)	(3,219)
Borrowings	(516)	(7,362)	(7,878)
Total	(2,784)	(9,186)	(11,970)
Net change in net interest income	$432	$3,506	$3,938

Interest Income

Interest income decreased $8.0 million to $126.0 million for the three months ended March 31, 2014, from $134.0 million for the three months ended March 31, 2013, due to a decrease in the average yield on interest-earning assets to 3.39% for the three months ended March 31, 2014, from 3.49% for the three months ended March 31, 2013, coupled with a decrease of $493.5 million in the average balance of interest-earning assets to $14.89 billion for the three months ended March 31, 2014, from $15.38 billion for the three months ended March 31, 2013.  The decrease in the average yield on interest-earning assets was primarily due to a lower average yield on mortgage loans, partially offset by an increase in the average yield on mortgage-backed and other securities.  The decrease in the average balance of interest-earning assets was primarily due to a decrease in the average balance of residential mortgage loans, partially offset by increases in the average balances of multi-family and commercial real estate mortgage loans and mortgage-backed and other securities.

Interest income on residential mortgage loans decreased $15.2 million to $65.0 million for the three months ended March 31, 2014, from $80.2 million for the three months ended March 31, 2013, due to a decrease of $1.57 billion in the average balance to $7.98 billion for the three months ended March 31, 2014, from $9.55 billion for the three months ended March 31, 2013, coupled with a decrease in the average yield to 3.25% for the three months ended March 31, 2014, from 3.36% for the three months ended March 31, 2013.  The decrease in the average balance of residential mortgage loans reflected the continued decline of this portfolio as repayments outpaced our originations over the past year.  The decrease in the average yield was primarily due to new originations at lower interest rates than the rates on loans repaid over the past year and the impact of the downward repricing of our ARM loans, partially offset by a decline in amortization of net premium and deferred loan origination cost.  Net premium and deferred loan origination cost amortization decreased $3.1 million to $2.4 million for the three months ended March 31, 2014, from $5.5 million for the three months ended March 31, 2013, reflecting the decline in residential mortgage loan repayments for the 2014 first quarter compared to the 2013 first quarter.

Interest income on multi-family and commercial real estate mortgage loans increased $4.8 million to $43.4 million for the three months ended March 31, 2014, from $38.6 million for the three months ended March 31, 2013, due to an increase of $855.4 million in the average balance to $4.15 billion for the three months ended March 31, 2014, from $3.30 billion for the three months ended March 31, 2013, partially offset by a decrease in the average yield to 4.18% for the three months ended March 31, 2014, from 4.69% for the three months ended March 31, 2013.  The increase in the average balance of multi-family and commercial real estate loans was attributable to strong levels of originations of such loans which exceeded repayments over the past year.  The decrease in the average yield was due, in part, to new originations at interest rates below the weighted average rate of the portfolio, partially offset by an increase in prepayment penalties.  Prepayment penalties increased $1.0 million to $2.4 million for the three months ended March 31, 2014, from $1.4 million for the three months ended March 31, 2013, primarily due to a large prepayment penalty on a group of loans to one borrower in the 2014 first quarter.

Interest income on mortgage-backed and other securities increased $2.8 million to $13.7 million for the three months ended March 31, 2014, from $10.9 million for the three months ended March 31, 2013, due to an increase in both the average balance and average yield of the portfolio.  The average balance of mortgage-backed and other securities increased $251.2 million to $2.26 billion for the three months ended March 31, 2014, reflecting securities purchases over the past year in excess of repayments and sales.  The average yield on mortgage-backed and other securities increased to 2.42% for the three months ended March 31, 2014, from 2.17% for the three months ended March 31, 2013, primarily due to purchases of new securities with higher coupons than the weighted average coupon for the portfolio and a decrease in net premium amortization.  Net premium amortization decreased $2.6 million to $2.2 million for the three months ended March 31, 2014, from $4.8 million for the three months ended March 31, 2013.

Interest Expense

Interest expense decreased $12.0 million to $38.0 million for the three months ended March 31, 2014, from $50.0 million for the three months ended March 31, 2013, due to a decrease in the average cost of interest-bearing liabilities to 1.10% for the three months ended March 31, 2014, from 1.37% for the three months ended March 31, 2013, coupled with a decrease of $720.9 million in the average balance of interest-bearing liabilities to $13.88 billion for the three months ended March 31, 2014, from $14.60 billion for the three months ended March 31, 2013.  The decrease in the average cost of interest-bearing liabilities was primarily due to decreases in the average costs of borrowings, money market accounts and certificates of deposit.  The decrease in the average balance of interest-bearing liabilities primarily reflects a decrease in the average balance of certificates of deposit.

Interest expense on total deposits decreased $4.1 million to $13.2 million for the three months ended March 31, 2014, from $17.3 million for the three months ended March 31, 2013, due to a decrease of $653.2 million in the average balance of total deposits to $9.73 billion for the three months ended March 31, 2014, from $10.38 billion for the three months ended March 31, 2013, coupled with a decrease in the average cost to 0.54% for the three months ended March 31, 2014, from 0.67% for the three months ended March 31, 2013.  The decrease in the average balance of total deposits was primarily due to a decrease in the average balance of certificates of deposit.  The decrease in the average cost of total deposits was primarily due to decreases in the average costs of our money market accounts and certificates of deposit.

Interest expense on certificates of deposit decreased $3.2 million to $11.5 million for the three months ended March 31, 2014, from $14.7 million for the three months ended March 31, 2013, due to a decrease of $707.6 million in the average balance, coupled with a decrease in the average cost to 1.46% for the three months ended March 31, 2014, from 1.53% for the three months ended March 31, 2013.  The decrease in the average balance of certificates of deposit was primarily the result of our reduced focus on certificates of deposit, reflecting our efforts to reposition the liability mix of our balance sheet to increase our core deposits and reduce certificates of deposit.  The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates.  During the three months ended March 31, 2014, $625.7 million of certificates of deposit with a weighted average rate of 0.80% and a weighted average maturity at inception of sixteen months, matured and $390.5 million of certificates of deposit were issued or repriced, with a weighted average rate of 0.31% and a weighted average maturity at inception of fourteen months.  Interest expense on money market accounts decreased $833,000 to $1.3 million for the three months ended March 31, 2014, from $2.1 million for the three months ended March 31, 2013.  The decrease was primarily due to a decrease in the average cost to 0.25% for the three months ended March 31, 2014, compared to 0.49% for the three months ended March 31, 2013.

Interest expense on borrowings decreased $7.9 million to $24.8 million for the three months ended March 31, 2014, from $32.7 million for the three months ended March 31, 2013, primarily due to a decrease in the average cost to 2.39% for the three months ended March 31, 2014, from 3.10% for the three months ended March 31, 2013.  The decrease in the average cost of borrowings reflects the restructuring of $1.35 billion of borrowings and the prepayment of our junior subordinated debentures in 2013 and increased utilization of short-term federal funds purchased and FHLB-NY advances during the three months ended March 31, 2014, compared to the three months ended March 31, 2013.

Provision for Loan Losses

We review our allowance for loan losses on a quarterly basis.  Material factors considered during our quarterly review are the composition and size of our loan portfolio, the levels and composition of loan delinquencies and non-performing loans, our loss history and our evaluation of the housing and real estate markets and the current economic environment.  We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  We are impacted by both national and regional economic factors, with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut.  Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging.  Interest rates have been at or near historical lows and we expect them to remain low for the near term.  Long-term interest rates moved higher during the latter half of 2013 but declined somewhat in the 2014 first quarter, with the ten-year U.S. Treasury rate decreasing from 3.03% at December 31, 2013 to 2.72% at the end of March 2014.  The national unemployment rate for March 2014 was 6.7%, unchanged from December 2013, and new job growth in 2014 has continued its slow pace.  Softness persists in the housing and real estate markets, although the extent of such softness varies from region to region.  We believe market conditions remain favorable in the New York metropolitan area with respect to our multi-family mortgage loan origination activities.

The provision for loan losses declined to $1.6 million for the three months ended March 31, 2014, compared to $9.1 million for the three months ended March 31, 2013, reflecting the benefits resulting from the continued improvement in the levels of net loan charge-offs and delinquent loans, as well as the high quality of our loan originations and the contraction of the overall loan portfolio.  Net loan charge-offs declined to $6.6 million, or 21 basis points of average loans outstanding, for the three months ended March 31, 2014.  This compares to $10.4 million, or 32 basis points of average loans outstanding, for the three months ended March 31, 2013.  The decrease in net loan charge-offs for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was primarily due to a decline in net charge-offs on residential mortgage loans.  Total delinquent loans declined $31.3 million to $362.0 million at March 31, 2014, compared to $393.3 million at December 31, 2013, primarily due to a decline in loans past due 30-89 days to $114.7 million at March 31, 2014, compared to $142.7 million at December 31, 2013.

The allowance for loan losses declined to $134.0 million at March 31, 2014, compared to $139.0 million at December 31, 2013.  The allowance for loan losses as a percentage of total loans was 1.09% at March 31, 2014 compared to 1.12% at December 31, 2013.  The allowance for loan losses as a percentage of non-performing loans was 41.44% at March 31, 2014 compared to 41.87% at December 31, 2013.  Non-performing loans, which are comprised primarily of mortgage loans, decreased to $323.4 million, or 2.63% of total loans, at March 31, 2014, compared to $332.0 million, or 2.67% of total loans, at December 31, 2013.  The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages related to our non-performing loans are generally higher than the allowance coverage percentages related to our performing loans.  In evaluating our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral.

When analyzing our asset quality trends and coverage ratios, consideration is given to the accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio.  Included in our non-performing loans are residential mortgage loans which are 180 days or more past due for which we update our estimates of collateral values annually.  We record a charge-off for the portion of the recorded investment in these loans in excess of the estimated fair value of the underlying collateral less estimated selling costs.  Therefore, certain losses inherent in our non-performing residential mortgage loans are being recognized through a charge-off at 180 days past due and annually thereafter.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  Therefore, when reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs is considered.  Non-performing loans included residential mortgage loans which were 180 days or more past due totaling $195.7 million, net of $56.2 million in charge-offs related to such loans, at March 31, 2014 and $202.7 million, net of $60.6 million in charge-offs related to such loans, at December 31, 2013.

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio.  We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time.  Our 2014 first quarter analysis of loss severity on residential mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO or a short sale) to the loan’s original principal balance, indicated an average loss severity of approximately 26%, compared to approximately 30% in our 2013 fourth quarter analysis.  Our analysis in the 2014 first quarter involved a review of residential REO sales and short sales which occurred during the twelve months ended December 31, 2013 and included both full documentation and reduced documentation loans in a variety of states with varying years of origination.  Our 2014 first quarter analysis of charge-offs on multi-family and commercial real estate mortgage loans, which generally relate to sales of certain delinquent and non-performing loans transferred to held-for-sale and loans modified in a TDR, during the twelve months ended December 31, 2013 indicated an average loss severity of approximately 23%, compared to approximately 19% in our 2013 fourth quarter analysis.  We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses.  However, the uniqueness of each multi-family and commercial real estate loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses.  The ratio of the allowance for loan losses to non-performing loans was approximately 41% at March 31, 2014, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses.

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

During the 2014 first quarter, total delinquent loans decreased $31.3 million since December 31, 2013 and net loan charge-offs decreased compared to the 2013 fourth quarter.  The national unemployment rate was 6.7% for March 2014, unchanged compared to December 2013, and there were job gains for the quarter totaling 533,000 at the time of our analysis.  We continued to update our charge-off and loss analysis during the 2014 first quarter and updated our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased compared to December 31, 2013 and totaled $134.0 million at March 31, 2014 which resulted in a provision for loan losses of $1.6 million for the 2014 first quarter.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, the levels and composition of loan delinquencies and non-performing loans, our loss history and our evaluation of the housing and real estate markets and the current economic environment.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at March 31, 2014 and December 31, 2013.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality” and Note 4 of Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, “Financial Statements (Unaudited).”

Non-Interest Income

Non-interest income decreased $4.6 million to $13.7 million for the three months ended March 31, 2014, from $18.3 million for the three months ended March 31, 2013.  This decline was primarily due to lower mortgage banking income, net in the 2014 first quarter as compared to 2013.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, decreased $4.0 million to $800,000 for the three months ended March 31, 2014, compared to $4.8 million for the three months ended March 31, 2013, primarily due to a decline in net gain on sales of loans.  The decline in net gain on sales of loans reflected a decrease in the volume of loans sold during the 2014 first quarter compared to the first quarter of 2013.  During the 2013 first quarter, we eliminated the backlog of loan sale closings that existed at December 31, 2012, resulting from delays in the 2012 fourth quarter as the New York metropolitan area recovered from Hurricane Sandy.

Non-Interest Expense

Non-interest expense decreased $1.4 million to $70.2 million for the three months ended March 31, 2014, from $71.6 million for the three months ended March 31, 2013, reflecting declines in federal deposit insurance premium and occupancy, equipment and systems expenses, partially offset by an increase in compensation and benefits expense.  Our percentage of general and administrative expense to average assets, annualized, increased to 1.79% for the three months ended March 31, 2014, compared to 1.75% for the three months ended March 31, 2013, primarily due to the decline in average assets.

Compensation and benefits expense increased $1.4 million to $33.4 million for the three months ended March 31, 2014, from $32.0 million for the three months ended March 31, 2013.  This increase was due in part to a $3.1 million reduction in compensation and benefits expense in the 2013 first quarter to reflect changes in certain compensation policies which became effective January 1, 2013.  Also contributing to the increase in compensation and benefits expense were increased salaries, incentive compensation and stock-based compensation costs for the 2014 first quarter compared to the 2013 first quarter.  Lower ESOP and pension related expenses partially offset these increases.  ESOP related expenses declined $2.6 million reflecting the absence of such costs in 2014 resulting from the final allocation of shares to participant accounts as of December 31, 2013.  Effective April 1, 2014, the ESOP was merged into the incentive savings plan.  For the 2014 first quarter, we recognized a net periodic benefit for our defined benefit pension plans of $674,000, compared to a net periodic cost of $54,000 for the 2013 first quarter, reflecting improvements in the funded status of such plans and the expected return on pension plan assets, coupled with lower other postretirement benefit plan costs.

Occupancy, equipment and systems expense decreased $1.6 million to $18.2 million for the three months ended March 31, 2014, from $19.8 million for the three months ended March 31, 2013.  This decrease was largely due to a one-time charge of $2.5 million in the 2013 first quarter to conform to a straight-line basis the rental expense on operating leases for certain branch locations.  Partially offsetting the 2013 charge were increased snow removal costs, utility costs, data processing and systems expenses and rent expense on our business banking office in Manhattan for the 2014 first quarter compared to the 2013 first quarter.  Federal deposit insurance premium expense decreased $1.6 million to $8.6 million for the three months ended March 31, 2014, compared to $10.2 million for the three months ended March 31, 2013, reflecting a reduction in both our assessment base and assessment rate.

Income Tax (Benefit) Expense

For the three months ended March 31, 2014, we recognized an income tax benefit of $1.8 million.  On March 31, 2014, NYS tax legislation was signed into law in connection with the approval of the NYS 2014-2015 budget.  Portions of the new legislation will result in significant changes in the calculation of income taxes imposed on banks and thrifts operating in NYS, including changes to (1) future period NYS tax rates, (2) rules related to sourcing of revenue for NYS tax purposes and (3) the NYS taxation of entities within one corporate structure, among other provisions.  In recent years, we have been subject to taxation in NYS under an alternative taxation method.  The new legislation, among other things, removes that alternative method.  Further, the new law (1) requires that we be taxed in a manner that we believe may result in an increase in our tax expense beginning in 2015 and (2) caused us to recognize temporary differences and net operating loss carry-forward benefits in 2014 which we were unable to recognize previously.  The result of this legislative change was an increase in our net deferred tax asset as of March 31, 2014 with a corresponding reduction in income tax expense of $11.5 million.  See Note 1 of Notes to Consolidated Financial Statements (Unaudited), in Part I, Item 1, “Financial Statements (Unaudited),” for additional information regarding the change in tax legislation.  The impact of this change in tax legislation more than offset our income tax expense of $9.7 million resulting from current operations for the 2014 first quarter, representing an effective tax rate of 32.6%.  This compares to income tax expense of $7.8 million for the three months ended March 31, 2013, representing an effective tax rate of 36.0%.  The decline in the effective tax rate primarily reflects the absence of ESOP expense in the 2014 first quarter, a portion of which is not deductible for tax purposes.  We anticipate that our effective tax rate will increase in 2015 and 2016 as the provisions of the recent tax legislation become applicable to us.  We are continuing to evaluate and interpret the new legislation and the impact on our income tax expense in future periods.

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

As a result of our continuing efforts to reposition the asset mix of our balance sheet, we have experienced increases in our multi-family and commercial real estate mortgage loan portfolios and a decline in our residential mortgage loan portfolio.  During the 2014 first quarter, our multi-family mortgage loan portfolio increased to represent 27% of our total loan portfolio at March 31, 2014, compared to 26% at December 31, 2013, and our commercial real estate mortgage loan portfolio also increased and represented 7% of our total loan portfolio at March 31, 2014 and December 31, 2013.  In contrast, during the 2014 first quarter, our residential mortgage loan portfolio decreased to represent 64% of our total loan portfolio at March 31, 2014, compared to 65% at December 31, 2013.  At March 31, 2014 and December 31, 2013, the remaining 2% of our total loan portfolio was comprised of consumer and other loans.

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

Effective January 2014, we became subject to rules adding restrictions and requirements to mortgage origination and servicing practices and establishing certain protections from liability for loans that meet the requirements of a “Qualified Mortgage.”  Under the rules, “Qualified Mortgages” are residential mortgage loans that meet standards prohibiting or limiting certain high risk products and features.  Our current policy is to only originate residential mortgage loans that meet the requirements of a “Qualified Mortgage.”  For additional information, see Item 1, “Business - Regulation and Supervision - Consumer Financial Protection Bureau Regulation of Mortgage Origination and Servicing,” in our 2013 Annual Report on Form 10-K.

Full documentation loans comprised 90% of our total mortgage loan portfolio and comprised 85% of our residential mortgage loan portfolio at March 31, 2014 and December 31, 2013.  The following table provides further details on the composition of our residential mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At March 31, 2014		At December 31, 2013
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Residential mortgage loans:
Full documentation interest-only (1)	$1,285,045	16.44%	$1,382,201	17.20%
Full documentation amortizing	5,327,210	68.17	5,419,457	67.42
Reduced documentation interest-only (1)(2)	797,597	10.21	839,661	10.45
Reduced documentation amortizing (2)	404,767	5.18	395,957	4.93
Total residential mortgage loans	$7,814,619	100.00%	$8,037,276	100.00%

(1)

Interest-only loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  Includes interest-only hybrid ARM loans originated prior to 2007 which were underwritten at the initial note rate, which may have been a discounted rate, totaling $1.56 billion at March 31, 2014 and $1.66 billion at December 31, 2013.

(2)	Includes SISA loans totaling $187.3 million at March 31, 2014 and $193.0 million at December 31, 2013.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At March 31, 2014	At December 31, 2013
Non-performing loans (1)(2):
Mortgage loans:
Residential	$293,995	$305,626
Multi-family	13,531	12,539
Commercial real estate	9,957	7,857
Consumer and other loans	5,893	5,980
Total non-performing loans	323,376	332,002
REO, net (3)	46,205	42,636
Total non-performing assets	$369,581	$374,638
Non-performing loans to total loans	2.63%	2.67%
Non-performing loans to total assets	2.06	2.10
Non-performing assets to total assets	2.35	2.37
Allowance for loan losses to non-performing loans	41.44	41.87
Allowance for loan losses to total loans	1.09	1.12

(1)

Non-performing loans are comprised primarily of non-accrual loans. Non-performing loans included loans modified in a TDR totaling $103.8 million at March 31, 2014 and $109.8 million at December 31, 2013. Non-performing loans exclude loans which have been modified in a TDR that have been returned to accrual status.

(2)

Includes mortgage loans delinquent 90 days or more as to their maturity date but not their interest due and still accruing interest totaling $231,000 at March 31, 2014 and $384,000 at December 31, 2013.

(3)	REO, all of which are residential properties, is net of a valuation allowance which totaled $699,000 at March 31, 2014 and $834,000 at December 31, 2013.

Total non-performing assets decreased $5.0 million to $369.6 million at March 31, 2014, from $374.6 million at December 31, 2013, due to a decrease in non-performing loans, partially offset by an increase in REO, net.  The ratio of non-performing loans to total loans was 2.63% at March 31, 2014 compared to 2.67% at December 31, 2013.  The ratio of non-performing assets to total assets was 2.35% at March 31, 2014 compared to 2.37% at December 31, 2013.  Non-performing loans, the most significant component of non-performing assets decreased $8.6 million to $323.4 million at March 31, 2014, from $332.0 million at December 31, 2013, primarily due to a decline in non-performing residential mortgage loans.  REO, net, increased $3.6 million to $46.2 million at March 31, 2014, compared to $42.6 million at December 31, 2013, reflecting an excess of the volume of loans that shifted from non-performing delinquent loans to REO, through the completion of the foreclosure process, over the volume of REO sold during the 2014 first quarter.

We may agree, in certain instances to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR.  Modifications as a result of a TDR may include, but are not limited to, interest rate modifications, payment deferrals, restructuring of payments to interest-only from amortizing and/or extensions of maturity dates.  Modifications which result in insignificant payment delays and payment shortfalls are generally not classified as a TDR.  Bankruptcy loans, in addition to being placed on non-accrual status and reported as non-performing loans, are also reported as loans modified in a TDR as relief granted by a court is also viewed as a concession to the borrower in the loan agreement.  Loans modified in a TDR are individually classified as impaired and are initially placed on non-accrual status regardless of their delinquency status.  Loans modified in a TDR which are included in non-accrual loans totaled $103.8 million at March 31, 2014 and $109.8 million at December 31, 2013, of which

$72.4 million at March 31, 2014 and $79.4 million at December 31, 2013 were current or less than 90 days past due.  Loans modified in a TDR remain in non-accrual status until we determine that future collection of principal and interest is reasonably assured.  Where we have agreed to modify the contractual terms of a borrower’s loan, we require the borrower to demonstrate performance according to the restructured terms, generally for a period of six months, prior to returning the loan to accrual status.  Loans modified in a TDR which have been returned to accrual status are excluded from non-performing loans.  Restructured accruing loans totaled $102.9 million at March 31, 2014 and $100.5 million at December 31, 2013.

We discontinue accruing interest on loans when they become 90 days past due as to their payment due date and at the time a loan is deemed a TDR.  We may also discontinue accruing interest on certain other loans because of deterioration in financial or other conditions of the borrower.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and, presuming we deem the remaining recorded investment in the loan to be fully collectible, income is recognized only to the extent cash is received until a return to accrual status is warranted.  In some circumstances, we may continue to accrue interest on mortgage loans past due 90 days or more, primarily as to their maturity date but not their interest due.  In other cases, we may defer recognition of income until the principal balance has been recovered.  If all non-accrual loans at March 31, 2014 and 2013 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $3.7 million for the three months ended March 31, 2014 and $4.6 million for the three months ended March 31, 2013.  This compares to actual payments recorded as interest income, with respect to such loans, of $1.1 million for the three months ended March 31, 2014 and $1.3 million for the three months ended March 31, 2013.

We proactively manage our non-performing assets, in part, through the sale of certain delinquent and non-performing loans.  Included in loans held-for-sale, net, are delinquent and non-performing mortgage loans totaling $882,000 at March 31, 2014, all of which were multi-family loans, and $791,000 at December 31, 2013, substantially all of which were multi-family loans.  Such loans are excluded from non-performing loans, non-performing assets and related ratios.

In addition to non-performing loans, we had $150.8 million of potential problem loans at March 31, 2014, compared to $182.0 million at December 31, 2013.  Such loans include loans past due 60-89 days and accruing interest and certain other internally adversely classified loans.

Non-performing residential mortgage loans continue to include a greater concentration of reduced documentation loans as compared to the entire residential mortgage loan portfolio. Reduced documentation loans represented only 15% of the residential mortgage loan portfolio, yet represented 48% of non-performing residential mortgage loans at March 31, 2014. The following table provides further details on the composition of our non-performing residential mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At March 31, 2014		At December 31, 2013
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-performing residential mortgage loans:
Full documentation interest-only	$100,397	34.15%	$100,228	32.79%
Full documentation amortizing	52,476	17.85	54,909	17.97
Reduced documentation interest-only	110,926	37.73	118,158	38.66
Reduced documentation amortizing	30,196	10.27	32,331	10.58
Total non-performing residential mortgage loans (1)	$293,995	100.00%	$305,626	100.00%

(1)         Includes $65.6 million of loans less than 90 days past due at March 31, 2014, of which $60.5 million were current, and includes $71.2 million of loans less than 90 days past due at December 31, 2013, of which $62.8 million were current.

The following table provides details on the geographic composition of both our total and non-performing residential mortgage loans at March 31, 2014.

	Residential Mortgage Loans
	At March 31, 2014
(Dollars in Millions)	Total Loans	Percent of Total Loans	Total Non-Performing Loans (1)	Percent of Total Non-Performing Loans	Non-Performing Loans as Percent of State Totals
State:
New York	$2,302.3	29.5%	$50.5	17.2%	2.19%
Connecticut	802.8	10.3	33.3	11.3	4.15
Illinois	711.7	9.1	34.6	11.8	4.86
Massachusetts	672.0	8.6	12.9	4.4	1.92
New Jersey	556.6	7.1	56.2	19.1	10.10
Virginia	553.1	7.1	16.6	5.6	3.00
Maryland	490.5	6.3	33.3	11.3	6.79
California	456.2	5.8	23.7	8.1	5.20
Washington	219.1	2.8	1.8	0.6	0.82
Texas	197.2	2.5	—	—	—
All other states (2)(3)	853.1	10.9	31.1	10.6	3.65
Total	$7,814.6	100.0%	$294.0	100.0%	3.76%

(1)	Includes loans which were current or less than 90 days past due totaling $65.6 million.
(2)	Includes 25 states and Washington, D.C.
(3)	Includes Florida with $138.5 million total loans, of which $10.0 million were non-performing loans.

At March 31, 2014, the geographic composition of our multi-family and commercial real estate mortgage loan portfolio was 99% in the New York metropolitan area and 1% in various other states and the geographic composition of non-performing multi-family and commercial real estate mortgage loans was 93% in the New York metropolitan area and 7% in Pennsylvania.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
At March 31, 2014:
Mortgage loans:
Residential	252	$74,447	71	$21,254	729	$228,437
Multi-family	45	8,252	11	4,552	22	10,256
Commercial real estate	2	1,548	2	1,027	4	2,929
Consumer and other loans	76	3,055	14	613	62	5,581
Total delinquent loans	375	$87,302	98	$27,446	817	$247,203
Delinquent loans to total loans		0.71%		0.22%		2.01%

At December 31, 2013:
Mortgage loans:
Residential	316	$96,302	62	$22,393	784	$234,378
Multi-family	52	13,844	6	1,327	24	9,054
Commercial real estate	6	2,659	3	1,690	3	1,154
Consumer and other loans	76	3,177	24	1,340	48	5,948
Total delinquent loans	450	$115,982	95	$26,750	859	$250,534
Delinquent loans to total loans		0.93%		0.21%		2.01%

Allowance for Loan Losses

The following table summarizes activity in the allowance for loan losses.

(In Thousands)	For the Three Months Ended March 31, 2014
Balance at January 1, 2014	$139,000
Provision charged to operations	1,631
Charge-offs:
Residential	(4,093)
Multi-family	(869)
Commercial real estate	(2,976)
Consumer and other loans	(897)
Total charge-offs	(8,835)
Recoveries:
Residential	1,949
Multi-family	156
Consumer and other loans	99
Total recoveries	2,204
Net charge-offs (1)	(6,631)
Balance at March 31, 2014	$134,000

(1)         Includes net charge-offs of $1.0 million related to reduced documentation residential mortgage loans and $533,000 related to certain delinquent and non-performing loans transferred to held-for-sale.

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2014 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The Gap Table includes $700.0 million of borrowings which are callable within one year and on a quarterly basis thereafter classified according to their maturity dates primarily in the more than one year to three years and more than three years to five years categories; and $300.0 million of borrowings callable in more than one year to three years and $950.0 million of borrowings callable in more than three years to five years, all classified according to their maturity dates primarily in the more than five years category.  In addition, the Gap Table includes callable securities with an amortized cost of $189.6 million which are callable within one year and at various times thereafter classified according to their maturity dates in the more than five years category.  The classification of callable borrowings and securities according to their maturity dates is based on our experience with, and expectations of, the behavior of these types of instruments in the current interest rate environment.  As indicated in the Gap Table, our one-year interest rate sensitivity gap at March 31, 2014 was positive 0.05% compared to positive 2.59% at December 31, 2013.

	At March 31, 2014
(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$3,711,839	$2,919,151	$3,743,658	$1,373,371	$11,748,019
Consumer and other loans (1)	216,627	6,292	2,480	4,594	229,993
Interest-earning cash accounts	104,683	—	—	—	104,683
Securities available-for-sale	67,493	68,884	94,330	169,996	400,703
Securities held-to-maturity	155,454	283,959	451,392	993,649	1,884,454
FHLB-NY stock	—	—	—	150,297	150,297
Total interest-earning assets	4,256,096	3,278,286	4,291,860	2,691,907	14,518,149
Net unamortized purchase premiums and deferred costs (2)	20,789	18,056	24,414	22,248	85,507
Net interest-earning assets (3)	4,276,885	3,296,342	4,316,274	2,714,155	14,603,656
Interest-bearing liabilities:
Savings	326,963	384,016	384,016	1,352,918	2,447,913
Money market	1,216,862	411,723	411,723	36,343	2,076,651
NOW and demand deposit	108,965	217,936	217,936	1,583,509	2,128,346
Certificates of deposit	1,570,228	1,240,796	257,144	—	3,068,168
Borrowings, net	1,046,472	1,148,944	749,877	1,150,000	4,095,293
Total interest-bearing liabilities	4,269,490	3,403,415	2,020,696	4,122,770	13,816,371
Interest rate sensitivity gap	7,395	(107,073)	2,295,578	(1,408,615)	$787,285
Cumulative interest rate sensitivity gap	$7,395	$(99,678)	$2,195,900	$787,285

Cumulative interest rate sensitivity gap as a percentage of total assets	0.05%	(0.63)%	13.99%	5.01%
Cumulative net interest-earning assets as a percentage of interest- bearing liabilities	100.17%	98.70%	122.65%	105.70%

(1)

Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans, except non-performing residential mortgage loans which are current or less than 90 days past due, and the allowance for loan losses.

(2)	Net unamortized purchase premiums and deferred costs are prorated.
(3)	Includes securities available-for-sale at amortized cost.

Net Interest Income Sensitivity Analysis

In managing interest rate risk, we also use an internal income simulation model for our net interest income sensitivity analyses.  These analyses measure changes in projected net interest income over various time periods resulting from hypothetical changes in interest rates.  The interest rate scenarios most commonly analyzed reflect gradual and reasonable changes over a specified time period, which is typically one year.  The base net interest income projection utilizes similar assumptions as those reflected in the Gap Table, assumes that cash flows are reinvested in similar assets and liabilities and that interest rates as of the reporting date remain constant over the projection period.  For each alternative interest rate scenario, corresponding changes in the cash flow and repricing assumptions of each financial instrument, consisting of all our interest-earning assets and interest-bearing liabilities included in the Gap Table, are made to determine the impact on net interest income.

We perform analyses of interest rate increases and decreases of up to 400 basis points (when reasonably practical) over various time horizons although changes in interest rates of 200 basis points over a one year horizon is a more common and reasonable scenario for analytical purposes.  Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning April 1, 2014 would decrease by approximately 4.86% from the base projection.  At December 31, 2013, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2014 would have decreased by approximately 4.00% from the base projection.  The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%.  However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning April 1, 2014 would decrease by approximately 1.33% from the base projection.  At December 31, 2013, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2014 would have decreased by approximately 1.99% from the base projection.  The down 100 basis point scenarios include some limitations as well since certain indices, yields and costs are already below 1.00%.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, although our net interest income sensitivity analyses may provide an indication of our interest rate risk exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from bank owned life insurance and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning April 1, 2014 would increase by approximately $3.5 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning April 1, 2014 would decrease by approximately $3.3 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and net interest income sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2013 Annual Report on Form 10-K.

ITEM 4.        Controls and Procedures

Monte N. Redman, our President and Chief Executive Officer, and Frank E. Fusco, our Senior Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2014.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

City of New York Notice of Determination

By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York has notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies relate to our operation of two subsidiaries of Astoria Federal, Fidata and AF Mortgage.  We disagree with the assertion of the tax deficiencies.  Hearings in this matter were held before the NYC Tax Appeals Tribunal in March and April 2013.  The NYC Tax Appeals Tribunal is not expected to render a decision in this matter until the 2014 third quarter.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at March 31, 2014 with respect to this matter.

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

ITEM 1A.         Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2013 Annual Report on Form 10-K.  There were no material changes in risk factors relevant to our operations since December 31, 2013 except as discussed below.

Recent NYS tax legislation may result in an increase in tax expense in the future.

On March 31, 2014, NYS tax legislation was signed into law in connection with the approval of the NYS 2014-2015 budget.  Portions of the new legislation will result in significant changes in the calculation of income taxes imposed on banks and thrifts operating in NYS, including changes to (1) future period NYS tax rates, (2) rules related to sourcing of revenue for NYS tax purposes and (3) the NYS taxation of entities within one corporate structure, among other provisions.  In recent years, we have been subject to taxation in NYS under an alternative taxation method.  The new legislation, among other things, removes that alternative method.

We are continuing to evaluate and interpret the new legislation and the impact such legislation will have on us in future periods.  The ultimate impact of such legislation will depend on, among other things, the level and sources of our revenue and how that revenue is treated under the new legislation.  At this time, we believe that the new tax legislation will cause us to be taxed in a manner that may result in an increase in our tax expense beginning in 2015.  However, we cannot predict the magnitude of such impact or whether such impact will be material to our future income tax expense and, therefore, on our results of operations.

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At March 31, 2014, a maximum of 8,107,300 shares may yet be purchased under this plan.  However, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

ITEM 3.        Defaults Upon Senior Securities

Not applicable.

ITEM 4.        Mine Safety Disclosures

Not applicable.

ITEM 5.        Other Information

Not applicable.

ITEM 6.        Exhibits

See Index of Exhibits on page 70.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

Dated:	May 8, 2014	By:	/s/	Monte N. Redman
Monte N. Redman
President and Chief Executive Officer

Dated:	May 8, 2014	By:	/s/	Frank E. Fusco
Frank E. Fusco
Senior Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Dated:	May 8, 2014	By:	/s/	John F. Kennedy
John F. Kennedy
Senior Vice President and
Chief Accounting Officer

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

10.1	Change of Control Severance Agreement, entered into as of April 16, 2014, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Javier L. Evans. (*)

31.1	Certifications of Chief Executive Officer. (*)

31.2	Certifications of Chief Financial Officer. (*)

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