Form 10-Q
period 2014-06-30
ASTORIA FINANCIAL CORP
filed 2014-08-07
CIK 910322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 001-11967

ASTORIA FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	11-3170868
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

One Astoria Bank Plaza, Lake Success, New York	11042-1085
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, July 31, 2014
$0.01 Par Value	99,554,933

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	(Unaudited)
(In Thousands, Except Share Data)	At June 30, 2014	At December 31, 2013
Assets:
Cash and due from banks	$145,435	$121,950
Available-for-sale securities:
Encumbered	105,101	105,234
Unencumbered	287,338	296,456
Total available-for-sale securities	392,439	401,690
Held-to-maturity securities, fair value of $1,950,622 and $1,811,122, respectively:
Encumbered	1,130,960	1,150,315
Unencumbered	829,970	699,211
Total held-to-maturity securities	1,960,930	1,849,526
Federal Home Loan Bank of New York stock, at cost	150,288	152,207
Loans held-for-sale, net	7,204	7,375
Non-performing residential mortgage loans held-for-sale	186,312	—
Loans receivable	12,061,622	12,442,066
Allowance for loan losses	(118,600)	(139,000)
Loans receivable, net	11,943,022	12,303,066
Mortgage servicing rights, net	11,804	12,800
Accrued interest receivable	38,080	37,926
Premises and equipment, net	111,126	112,530
Goodwill	185,151	185,151
Bank owned life insurance	426,420	423,375
Real estate owned, net	44,144	42,636
Other assets	139,710	143,490
Total assets	$15,742,065	$15,793,722
Liabilities:
Deposits:
Savings	$2,371,896	$2,493,899
Money market	2,172,452	1,972,136
NOW and demand deposit	2,151,980	2,097,478
Certificates of deposit	2,963,043	3,291,797
Total deposits	9,659,371	9,855,310
Federal funds purchased	410,000	335,000
Reverse repurchase agreements	1,100,000	1,100,000
Federal Home Loan Bank of New York advances	2,442,000	2,454,000
Other borrowings, net	248,426	248,161
Mortgage escrow funds	127,686	109,458
Accrued expenses and other liabilities	177,189	172,280
Total liabilities	14,164,672	14,274,209

Stockholders’ Equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series C (150,000 shares authorized; and 135,000 shares issued and outstanding)	129,796	129,796
Common stock, $0.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 99,554,814 and 98,841,960 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	893,341	894,297
Retained earnings	1,966,082	1,930,026
Treasury stock (66,940,074 and 67,652,928 shares, at cost, respectively)	(1,383,290)	(1,398,021)
Accumulated other comprehensive loss	(30,201)	(38,250)
Total stockholders’ equity	1,577,393	1,519,513
Total liabilities and stockholders’ equity	$15,742,065	$15,793,722

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Share Data)	2014	2013	2014	2013
Interest income:
Residential mortgage loans	$62,294	$73,629	$127,248	$153,836
Multi-family and commercial real estate mortgage loans	43,347	40,390	86,737	79,013
Consumer and other loans	2,085	2,208	4,171	4,436
Mortgage-backed and other securities	14,116	11,857	27,793	22,756
Interest-earning cash accounts	80	70	149	125
Federal Home Loan Bank of New York stock	1,458	1,620	3,291	3,649
Total interest income	123,380	129,774	249,389	263,815
Interest expense:
Deposits	12,823	15,689	26,052	33,010
Borrowings	24,783	29,184	49,593	61,872
Total interest expense	37,606	44,873	75,645	94,882
Net interest income	85,774	84,901	173,744	168,933
Provision for loan losses (credited) charged to operations	(5,742)	4,526	(4,111)	13,652
Net interest income after provision for loan losses	91,516	80,375	177,855	155,281
Non-interest income:
Customer service fees	9,030	9,122	18,050	18,168
Other loan fees	647	468	1,255	990
Gain on sales of securities	—	2,057	—	2,057
Mortgage banking income, net	610	3,396	1,410	8,172
Income from bank owned life insurance	2,139	2,103	4,128	4,239
Other	1,419	1,436	2,671	3,234
Total non-interest income	13,845	18,582	27,514	36,860
Non-interest expense:
General and administrative:
Compensation and benefits	34,415	33,385	67,803	65,383
Occupancy, equipment and systems	17,793	16,862	35,967	36,647
Federal deposit insurance premium	7,277	9,009	15,846	19,193
Advertising	2,438	2,811	4,150	4,151
Extinguishment of debt	—	4,266	—	4,266
Other	9,670	8,064	18,050	16,308
Total non-interest expense	71,593	74,397	141,816	145,948
Income before income tax expense	33,768	24,560	63,553	46,193
Income tax expense	11,468	8,895	9,704	16,676
Net income	22,300	15,665	53,849	29,517
Preferred stock dividends	2,194	2,827	4,388	2,827
Net income available to common shareholders	$20,106	$12,838	$49,461	$26,690

Basic earnings per common share	$0.20	$0.13	$0.50	$0.27
Diluted earnings per common share	$0.20	$0.13	$0.50	$0.27

Basic weighted average common shares outstanding	98,275,886	97,021,334	98,191,434	96,848,989
Diluted weighted average common shares outstanding	98,275,886	97,021,334	98,191,434	96,848,989

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2014	2013	2014	2013

Net income	$22,300	$15,665	$53,849	$29,517

Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale:
Net unrealized holding gain (loss) on securities arising during the period	4,699	(6,733)	7,692	(6,603)
Reclassification adjustment for gain on sales of securities included in net income	—	(1,332)	—	(1,332)
Net unrealized gain (loss) on securities available-for-sale	4,699	(8,065)	7,692	(7,935)

Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	161	542	296	1,169

Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	31	35	61	69

Total other comprehensive income (loss), net of tax	4,891	(7,488)	8,049	(6,697)

Comprehensive income	$27,191	$8,177	$61,898	$22,820

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2014

							Accumulated
				Additional			Other
		Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
(In Thousands, Except Share Data)	Total	Stock	Stock	Capital	Earnings	Stock	Loss

Balance at December 31, 2013	$1,519,513	$129,796	$1,665	$894,297	$1,930,026	$(1,398,021)	$(38,250)

Net income	53,849	—	—	—	53,849	—	—

Other comprehensive income, net of tax	8,049	—	—	—	—	—	8,049

Dividends on preferred stock ($32.50 per share)	(4,388)	—	—	—	(4,388)	—	—

Dividends on common stock ($0.08 per share)	(7,947)	—	—	—	(7,947)	—	—

Sales of treasury stock (301,834 shares)	4,064	—	—	—	(2,174)	6,238	—

Restricted stock grants (429,346 shares)	—	—	—	(5,422)	(3,450)	8,872	—

Forfeitures of restricted stock (18,326 shares)	—	—	—	220	159	(379)	—

Stock-based compensation	4,253	—	—	4,246	7	—	—

Balance at June 30, 2014	$1,577,393	$129,796	$1,665	$893,341	$1,966,082	$(1,383,290)	$(30,201)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
(In Thousands)	2014	2013
Cash flows from operating activities:
Net income	$53,849	$29,517
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on loans	5,678	11,750
Net amortization on securities and borrowings	4,701	9,635
Provision for loan and real estate losses (credited) charged to operations	(3,287)	14,437
Depreciation and amortization	5,804	5,786
Net gain on sales of loans and securities	(816)	(7,587)
Net gain on dispositions of premises and equipment	—	(15)
Other asset impairment charges	—	35
Mortgage servicing rights amortization and valuation allowance adjustments, net	1,437	(627)
Originations of loans held-for-sale	(40,957)	(177,579)
Proceeds from sales and principal repayments of loans held-for-sale	41,650	227,304
Stock-based compensation and allocation of ESOP stock	4,253	8,528
(Increase) decrease in accrued interest receivable	(154)	912
Bank owned life insurance income and insurance proceeds received, net	(3,045)	(1,055)
(Increase) decrease in other assets	(54)	646
Increase (decrease) in accrued expenses and other liabilities	5,461	(9,130)
Net cash provided by operating activities	74,520	112,557
Cash flows from investing activities:
Originations of loans receivable	(726,125)	(1,226,225)
Loan purchases through third parties	(72,375)	(163,266)
Principal payments on loans receivable	937,327	1,884,516
Proceeds from sales of delinquent and non-performing loans	1,310	14,874
Purchases of securities held-to-maturity	(276,388)	(646,066)
Purchases of securities available-for-sale	—	(126,975)
Principal payments on securities held-to-maturity	161,171	445,030
Principal payments on securities available-for-sale	20,194	67,745
Proceeds from sales of securities available-for-sale	—	41,640
Net redemptions of Federal Home Loan Bank of New York stock	1,919	22,456
Redemption of Astoria Capital Trust I common securities	—	3,866
Proceeds from sales of real estate owned, net	29,314	23,742
Purchases of premises and equipment	(4,400)	(3,287)
Net cash provided by investing activities	71,947	338,050
Cash flows from financing activities:
Net decrease in deposits	(195,939)	(198,626)
Net increase (decrease) in borrowings with original terms of three months or less	163,000	(73,000)
Repayments of borrowings with original terms greater than three months	(100,000)	(278,866)
Net increase in mortgage escrow funds	18,228	13,615
Proceeds from sales of treasury stock	4,064	—
Proceeds from issuance of preferred stock	—	135,000
Cash payments for preferred stock issuance costs	—	(5,111)
Cash dividends paid to stockholders	(12,335)	(7,835)
Net tax benefit shortfall from stock-based compensation	—	(1,326)
Net cash used in financing activities	(122,982)	(416,149)
Net increase in cash and cash equivalents	23,485	34,458
Cash and cash equivalents at beginning of period	121,950	121,473
Cash and cash equivalents at end of period	$145,435	$155,931

Supplemental disclosures:
Interest paid	$75,519	$98,884
Income taxes paid	$6,741	$9,521
Additions to real estate owned	$31,646	$17,749
Loans transferred to held-for-sale	$187,769	$14,684

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.              Basis of Presentation

The accompanying consolidated financial statements include the accounts of Astoria Financial Corporation and its wholly-owned subsidiaries: Astoria Bank (formerly known as Astoria Federal Savings and Loan Association) and its subsidiaries, referred to as Astoria Bank, and AF Insurance Agency, Inc.  As used in this quarterly report, “we,” “us” and “our” refer to Astoria Financial Corporation and its consolidated subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2014 and December 31, 2013, our results of operations and other comprehensive income/loss for the three and six months ended June 30, 2014 and 2013, changes in our stockholders’ equity for the six months ended June 30, 2014 and our cash flows for the six months ended June 30, 2014 and 2013.  In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of June 30, 2014 and December 31, 2013, and amounts of revenues, expenses and other comprehensive income/loss in the consolidated statements of income and comprehensive income/loss for the three and six months ended June 30, 2014 and 2013.  The results of operations and other comprehensive income/loss for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations and other comprehensive income/loss to be expected for the remainder of the year.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2013 audited consolidated financial statements and related notes included in our 2013 Annual Report on Form 10-K.

Change in New York State Tax Legislation

New York State, or NYS, tax legislation was signed into law on March 31, 2014.  While the law generally becomes effective in 2015, the nature of the changes resulted in the recording of certain deferred tax assets in the first quarter of 2014.  In recent years, we have been subject to taxation in NYS under an alternative taxation method.  The new legislation, among other things, removes that alternative method.  Further, the new law (1) requires that we will be taxed in a manner that we believe may result in an increase in our tax expense beginning in 2015 and (2) caused us to recognize temporary differences and net operating loss carry-forward benefits in 2014 which we were unable to recognize previously.  The result of this legislative change was an increase in our net deferred tax asset with a corresponding reduction in income tax expense of $11.5 million in the 2014 first quarter.

2.              Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At June 30, 2014
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE (1) issuance REMICs and CMOs (2)	$274,136	$3,834	$(2,384)	$275,586
Non-GSE issuance REMICs and CMOs	6,427	47	(1)	6,473
GSE pass-through certificates	14,384	526	(5)	14,905
Total residential mortgage-backed securities	294,947	4,407	(2,390)	296,964
Obligations of GSEs	98,678	—	(3,206)	95,472
Fannie Mae stock	15	—	(12)	3
Total securities available-for-sale	$393,640	$4,407	$(5,608)	$392,439
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,495,672	$14,526	$(19,594)	$1,490,604
Non-GSE issuance REMICs and CMOs	3,040	45	(7)	3,078
GSE pass-through certificates	273,622	1,718	(4,826)	270,514
Total residential mortgage-backed securities	1,772,334	16,289	(24,427)	1,764,196
Multi-family mortgage-backed securities:
GSE issuance REMICs	97,108	580	(52)	97,636
Obligations of GSEs	90,932	77	(2,775)	88,234
Other	556	—	—	556
Total securities held-to-maturity	$1,960,930	$16,946	$(27,254)	$1,950,622

(1)    Government-sponsored enterprise

(2)    Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2013
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$292,131	$1,077	$(7,134)	$286,074
Non-GSE issuance REMICs and CMOs	7,516	57	(1)	7,572
GSE pass-through certificates	16,120	770	(2)	16,888
Total residential mortgage-backed securities	315,767	1,904	(7,137)	310,534
Obligations of GSEs	98,675	—	(7,522)	91,153
Fannie Mae stock	15	—	(12)	3
Total securities available-for-sale	$414,457	$1,904	$(14,671)	$401,690
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,474,506	$12,877	$(33,925)	$1,453,458
Non-GSE issuance REMICs and CMOs	3,833	61	(10)	3,884
GSE pass-through certificates	282,473	85	(10,089)	272,469
Total residential mortgage-backed securities	1,760,812	13,023	(44,024)	1,729,811
Obligations of GSEs	88,128	—	(7,403)	80,725
Other	586	—	—	586
Total securities held-to-maturity	$1,849,526	$13,023	$(51,427)	$1,811,122

The following tables set forth the estimated fair values of securities with gross unrealized losses at the dates indicated, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the dates indicated.

	At June 30, 2014
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$—	$—	$124,418	$(2,384)	$124,418	$(2,384)
Non-GSE issuance REMICs and CMOs	—	—	118	(1)	118	(1)
GSE pass-through certificates	301	(4)	68	(1)	369	(5)
Obligations of GSEs	—	—	95,472	(3,206)	95,472	(3,206)
Fannie Mae stock	—	—	3	(12)	3	(12)
Total temporarily impaired securities available-for-sale	$301	$(4)	$220,079	$(5,604)	$220,380	$(5,608)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$206,646	$(1,577)	$501,931	$(18,017)	$708,577	$(19,594)
Non-GSE issuance REMICs and CMOs	299	(7)	—	—	299	(7)
GSE pass-through certificates	28	(1)	173,574	(4,825)	173,602	(4,826)
Multi-family mortgage-backed securities:
GSE issuance REMICs	19,779	(52)	—	—	19,779	(52)
Obligations of GSEs	—	—	78,157	(2,775)	78,157	(2,775)
Total temporarily impaired securities held-to-maturity	$226,752	$(1,637)	$753,662	$(25,617)	$980,414	$(27,254)

	At December 31, 2013
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$243,149	$(7,134)	$—	$—	$243,149	$(7,134)
Non-GSE issuance REMICs and CMOs	—	—	132	(1)	132	(1)
GSE pass-through certificates	172	(1)	70	(1)	242	(2)
Obligations of GSEs	91,153	(7,522)	—	—	91,153	(7,522)
Fannie Mae stock	—	—	3	(12)	3	(12)
Total temporarily impaired securities available-for-sale	$334,474	$(14,657)	$205	$(14)	$334,679	$(14,671)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$719,715	$(25,611)	$151,581	$(8,314)	$871,296	$(33,925)
Non-GSE issuance REMICs and CMOs	392	(10)	—	—	392	(10)
GSE pass-through certificates	230,795	(10,088)	28	(1)	230,823	(10,089)
Obligations of GSEs	80,725	(7,403)	—	—	80,725	(7,403)
Total temporarily impaired securities held-to-maturity	$1,031,627	$(43,112)	$151,609	$(8,315)	$1,183,236	$(51,427)

We held 84 securities which had an unrealized loss at June 30, 2014 and 109 at December 31, 2013.  At June 30, 2014 and December 31, 2013, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to the change in interest rates.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  None of the unrealized losses are related to credit losses.  Therefore, at June 30, 2014 and December 31, 2013, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

There were no sales of securities from the available-for-sale portfolio during the six months ended June 30, 2014.  During the six months ended June 30, 2013, proceeds from sales of securities from the available-for-sale portfolio totaled $41.6 million, resulting in gross realized gains totaling $2.1 million.

At June 30, 2014, available-for-sale debt securities excluding mortgage-backed securities had an amortized cost of $98.7 million, a fair value of $95.5 million and contractual maturities in 2021 and 2022.  At June 30, 2014, held-to-maturity debt securities excluding mortgage-backed securities had an amortized cost of $91.5 million, a fair value of $88.8 million and contractual maturities in 2016 through 2023.  Actual maturities may differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

At June 30, 2014, we held securities with an amortized cost of $189.6 million which are callable within one year and at various times thereafter.

The balance of accrued interest receivable for securities totaled $6.4 million at June 30, 2014 and $6.3 million at December 31, 2013.

3.     Non-Performing Residential Mortgage Loans Held-for-Sale

At June 30, 2014, we designated certain non-accrual one-to-four family, or residential, mortgage loans held in our loans receivable portfolio, substantially all of which were 90 days or more past due, as loans held-for-sale.  In connection with designating this pool of loans as held-for-sale, the pool was written down from its recorded investment of $195.0 million to its estimated fair value of $186.3 million through a loan charge-off of $8.7 million against the allowance for loan losses.

4.              Loans Receivable and Allowance for Loan Losses

The following tables set forth the composition of our loans receivable portfolio, and an aging analysis by accruing and non-accrual loans, by segment and class at the dates indicated.

	At June 30, 2014
	Past Due
	30-59	60-89	90 Days	Total
(In Thousands)	Days	Days	or More	Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$18,647	$5,809	$—	$24,456	$1,040,211	$1,064,667
Full documentation amortizing	30,266	7,717	—	37,983	5,111,329	5,149,312
Reduced documentation interest-only	24,048	5,559	—	29,607	618,429	648,036
Reduced documentation amortizing	8,466	3,362	—	11,828	368,120	379,948
Total residential	81,427	22,447	—	103,874	7,138,089	7,241,963
Multi-family	2,009	3,549	—	5,558	3,564,810	3,570,368
Commercial real estate	181	498	—	679	853,757	854,436
Total mortgage loans	83,617	26,494	—	110,111	11,556,656	11,666,767
Consumer and other loans (gross):
Home equity lines of credit	2,820	505	—	3,325	179,769	183,094
Other	114	19	—	133	50,238	50,371
Total consumer and other loans	2,934	524	—	3,458	230,007	233,465
Total accruing loans	$86,551	$27,018	$—	$113,569	$11,786,663	$11,900,232
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$1,761	$177	$5,565	$7,503	$20,046	$27,549
Full documentation amortizing	381	—	6,542	6,923	6,454	13,377
Reduced documentation interest-only	1,747	579	8,066	10,392	26,150	36,542
Reduced documentation amortizing	657	232	1,550	2,439	2,804	5,243
Total residential	4,546	988	21,723	27,257	55,454	82,711
Multi-family	82	—	10,324	10,406	2,834	13,240
Commercial real estate	1,454	1,569	438	3,461	4,551	8,012
Total mortgage loans	6,082	2,557	32,485	41,124	62,839	103,963
Consumer and other loans (gross):
Home equity lines of credit	—	—	5,648	5,648	79	5,727
Other	—	—	37	37	—	37
Total consumer and other loans	—	—	5,685	5,685	79	5,764
Total non-accrual loans	$6,082	$2,557	$38,170	$46,809	$62,918	$109,727
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$20,408	$5,986	$5,565	$31,959	$1,060,257	$1,092,216
Full documentation amortizing	30,647	7,717	6,542	44,906	5,117,783	5,162,689
Reduced documentation interest-only	25,795	6,138	8,066	39,999	644,579	684,578
Reduced documentation amortizing	9,123	3,594	1,550	14,267	370,924	385,191
Total residential	85,973	23,435	21,723	131,131	7,193,543	7,324,674
Multi-family	2,091	3,549	10,324	15,964	3,567,644	3,583,608
Commercial real estate	1,635	2,067	438	4,140	858,308	862,448
Total mortgage loans	89,699	29,051	32,485	151,235	11,619,495	11,770,730
Consumer and other loans (gross):
Home equity lines of credit	2,820	505	5,648	8,973	179,848	188,821
Other	114	19	37	170	50,238	50,408
Total consumer and other loans	2,934	524	5,685	9,143	230,086	239,229
Total loans	$92,633	$29,575	$38,170	$160,378	$11,849,581	$12,009,959
Net unamortized premiums and deferred loan origination costs						51,663
Loans receivable						12,061,622
Allowance for loan losses						(118,600)
Loans receivable, net						$11,943,022

	At December 31, 2013
	Past Due
	30-59	60-89	90 Days	Total
(In Thousands)	Days	Days	or More	Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$27,291	$5,220	$—	$32,511	$1,249,462	$1,281,973
Full documentation amortizing	31,189	7,415	151	38,755	5,325,944	5,364,699
Reduced documentation interest-only	22,635	5,208	—	27,843	693,660	721,503
Reduced documentation amortizing	8,993	2,311	—	11,304	352,322	363,626
Total residential	90,108	20,154	151	110,413	7,621,388	7,731,801
Multi-family	12,740	970	—	13,710	3,270,206	3,283,916
Commercial real estate	1,729	1,690	233	3,652	801,690	805,342
Total mortgage loans	104,577	22,814	384	127,775	11,693,284	11,821,059
Consumer and other loans (gross):
Home equity lines of credit	3,000	1,321	—	4,321	189,540	193,861
Other	177	19	—	196	39,644	39,840
Total consumer and other loans	3,177	1,340	—	4,517	229,184	233,701
Total accruing loans	$107,754	$24,154	$384	$132,292	$11,922,468	$12,054,760
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$2,185	$582	$78,271	$81,038	$19,190	$100,228
Full documentation amortizing	1,327	653	41,934	43,914	10,844	54,758
Reduced documentation interest-only	2,065	579	87,910	90,554	27,604	118,158
Reduced documentation amortizing	617	425	26,112	27,154	5,177	32,331
Total residential	6,194	2,239	234,227	242,660	62,815	305,475
Multi-family	1,104	357	9,054	10,515	2,024	12,539
Commercial real estate	930	—	921	1,851	5,773	7,624
Total mortgage loans	8,228	2,596	244,202	255,026	70,612	325,638
Consumer and other loans (gross):
Home equity lines of credit	—	—	5,916	5,916	32	5,948
Other	—	—	32	32	—	32
Total consumer and other loans	—	—	5,948	5,948	32	5,980
Total non-accrual loans	$8,228	$2,596	$250,150	$260,974	$70,644	$331,618
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$29,476	$5,802	$78,271	$113,549	$1,268,652	$1,382,201
Full documentation amortizing	32,516	8,068	42,085	82,669	5,336,788	5,419,457
Reduced documentation interest-only	24,700	5,787	87,910	118,397	721,264	839,661
Reduced documentation amortizing	9,610	2,736	26,112	38,458	357,499	395,957
Total residential	96,302	22,393	234,378	353,073	7,684,203	8,037,276
Multi-family	13,844	1,327	9,054	24,225	3,272,230	3,296,455
Commercial real estate	2,659	1,690	1,154	5,503	807,463	812,966
Total mortgage loans	112,805	25,410	244,586	382,801	11,763,896	12,146,697
Consumer and other loans (gross):
Home equity lines of credit	3,000	1,321	5,916	10,237	189,572	199,809
Other	177	19	32	228	39,644	39,872
Total consumer and other loans	3,177	1,340	5,948	10,465	229,216	239,681
Total loans	$115,982	$26,750	$250,534	$393,266	$11,993,112	$12,386,378
Net unamortized premiums and deferred loan origination costs						55,688
Loans receivable						12,442,066
Allowance for loan losses						(139,000)
Loans receivable, net						$12,303,066

As discussed in Note 3, at June 30, 2014, we designated a pool of non-accrual residential mortgage loans, substantially all of which were 90 days or more past due, as held-for-sale.  The pool is carried in our consolidated statement of financial condition as non-performing residential mortgage loans held-for-sale at its estimated fair value of $186.3 million at June 30, 2014 and is therefore not included in loans receivable and related disclosures and tables as of June 30, 2014.  In connection with the designation of the pool of loans as held-for-sale, we recorded a loan charge-off of $8.7 million against the allowance for loan losses, to write down the pool of loans from its recorded investment of $195.0 million to its estimated fair value, and a loan loss release of $5.7 million, included in the provision for loan losses credited to operations for the three and six months ended June 30, 2014, reflecting reserves previously established in our allowance for loan losses that were no longer deemed necessary following the designation of the pool of loans as held-for-sale.

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

The following tables set forth the changes in our allowance for loan losses by loan receivable segment for the periods indicated.

	For the Three Months Ended June 30, 2014
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Balance at April 1, 2014	$74,717	$34,578	$14,698	$10,007	$134,000
Provision (credited) charged to operations	(9,132)	2,686	735	(31)	(5,742)
Charge-offs	(12,834)	(270)	—	(527)	(13,631)
Recoveries	3,801	81	—	91	3,973
Balance at June 30, 2014	$56,552	$37,075	$15,433	$9,540	$118,600

	For the Six Months Ended June 30, 2014
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Balance at January 1, 2014	$80,337	$36,703	$13,136	$8,824	$139,000
Provision (credited) charged to operations	(12,608)	1,274	5,273	1,950	(4,111)
Charge-offs	(16,927)	(1,139)	(2,976)	(1,424)	(22,466)
Recoveries	5,750	237	—	190	6,177
Balance at June 30, 2014	$56,552	$37,075	$15,433	$9,540	$118,600

	For the Three Months Ended June 30, 2013
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Balance at April 1, 2013	$91,546	$33,952	$12,395	$6,357	$144,250
Provision (credited) charged to operations	(9,077)	7,461	4,785	1,357	4,526
Charge-offs	(6,459)	(597)	(826)	(222)	(8,104)
Recoveries	2,778	49	288	113	3,228
Balance at June 30, 2013	$78,788	$40,865	$16,642	$7,605	$143,900

	For the Six Months Ended June 30, 2013
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Balance at January 1, 2013	$89,267	$35,514	$14,404	$6,316	$145,501
Provision (credited) charged to operations	(171)	7,652	3,970	2,201	13,652
Charge-offs	(14,772)	(3,538)	(2,020)	(1,128)	(21,458)
Recoveries	4,464	1,237	288	216	6,205
Balance at June 30, 2013	$78,788	$40,865	$16,642	$7,605	$143,900

The following table sets forth the balances of our residential interest-only mortgage loans at June 30, 2014 by the period in which such loans are scheduled to enter their amortization period.

(In Thousands)	Recorded Investment
Amortization scheduled to begin in:
Twelve months or less	$381,032
Thirteen to twenty-four months	668,564
Twenty-five to thirty-six months	431,858
Over thirty-six months	295,340
Total	$1,776,794

The following tables set forth the balances of our residential mortgage and consumer and other loan receivable segments by class and credit quality indicator at the dates indicated.

	At June 30, 2014
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$1,064,667	$5,149,312	$648,036	$379,948	$183,094	$50,371
Non-performing:
Current or past due less than 90 days	21,984	6,835	28,476	3,693	79	—
Past due 90 days or more	5,565	6,542	8,066	1,550	5,648	37
Total	$1,092,216	$5,162,689	$684,578	$385,191	$188,821	$50,408

	At December 31, 2013
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing	Lines of Credit	Other
Performing	$1,281,973	$5,364,548	$721,503	$363,626	$193,861	$39,840
Non-performing:
Current or past due less than 90 days	21,957	12,824	30,248	6,219	32	—
Past due 90 days or more	78,271	42,085	87,910	26,112	5,916	32
Total	$1,382,201	$5,419,457	$839,661	$395,957	$199,809	$39,872

The following table sets forth the balances of our multi-family and commercial real estate mortgage loan receivable segments by credit quality indicator at the dates indicated.

	At June 30, 2014		At December 31, 2013
(In Thousands)	Multi-Family	Commercial Real Estate	Multi-Family	Commercial Real Estate
Not criticized	$3,526,105	$816,216	$3,209,786	$759,114
Criticized:
Special mention	17,261	9,937	14,063	9,760
Substandard	40,242	36,295	72,606	44,092
Doubtful	—	—	—	—
Total	$3,583,608	$862,448	$3,296,455	$812,966

The following tables set forth the balances of our loans receivable and the related allowance for loan loss allocation by segment and by the impairment methodology followed in determining the allowance for loan losses at the dates indicated.

	At June 30, 2014
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Loans:
Individually evaluated for impairment	$177,038	$48,551	$20,162	$5,323	$251,074
Collectively evaluated for impairment	7,147,636	3,535,057	842,286	233,906	11,758,885
Total loans	$7,324,674	$3,583,608	$862,448	$239,229	$12,009,959
Allowance for loan losses:
Individually evaluated for impairment	$7,853	$5,234	$2,599	$3,882	$19,568
Collectively evaluated for impairment	48,699	31,841	12,834	5,658	99,032
Total allowance for loan losses	$56,552	$37,075	$15,433	$9,540	$118,600

	At December 31, 2013
	Mortgage Loans			Consumer
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	and Other Loans	Total
Loans:
Individually evaluated for impairment	$311,930	$52,538	$20,054	$—	$384,522
Collectively evaluated for impairment	7,725,346	3,243,917	792,912	239,681	12,001,856
Total loans	$8,037,276	$3,296,455	$812,966	$239,681	$12,386,378
Allowance for loan losses:
Individually evaluated for impairment	$18,352	$2,877	$302	$—	$21,531
Collectively evaluated for impairment	61,985	33,826	12,834	8,824	117,469
Total allowance for loan losses	$80,337	$36,703	$13,136	$8,824	$139,000

The following table summarizes information related to our impaired loans by segment and class at the dates indicated.

	At June 30, 2014				At December 31, 2013
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$62,967	$53,351	$(2,339)	$51,012	$142,659	$109,877	$(6,019)	$103,858
Full documentation amortizing	32,725	30,784	(1,065)	29,719	41,136	36,091	(2,458)	33,633
Reduced documentation interest-only	94,276	79,733	(3,721)	76,012	183,280	140,357	(7,673)	132,684
Reduced documentation amortizing	14,208	13,170	(728)	12,442	30,660	25,605	(2,202)	23,403
Multi-family	42,981	36,983	(5,234)	31,749	19,748	19,748	(2,877)	16,871
Commercial real estate	26,967	20,162	(2,599)	17,563	5,790	5,790	(302)	5,488
Consumer and other loans:
Home equity lines of credit	5,607	5,323	(3,882)	1,441	—	—	—	—
Without an allowance recorded:
Mortgage loans:
Multi-family	12,647	11,568	—	11,568	39,871	32,790	—	32,790
Commercial real estate	—	—	—	—	19,988	14,264	—	14,264
Total impaired loans	$292,378	$251,074	$(19,568)	$231,506	$483,132	$384,522	$(21,531)	$362,991

The following tables set forth the average recorded investment, interest income recognized and cash basis interest income related to our impaired loans by segment and class for the periods indicated.

	For the Three Months Ended June 30,
	2014			2013
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$105,897	$618	$608	$103,076	$608	$630
Full documentation amortizing	41,213	307	306	27,316	171	173
Reduced documentation interest-only	132,784	1,087	1,083	150,542	992	1,018
Reduced documentation amortizing	24,981	134	138	25,243	209	210
Multi-family	37,277	364	380	16,380	180	195
Commercial real estate	21,232	262	274	8,586	139	147
Consumer and other loans:
Home equity lines of credit	5,067	3	7	—	—	—
Without an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	—	—	—	19,119	96	91
Full documentation amortizing	913	—	—	6,153	17	15
Multi-family	11,782	136	137	32,404	346	389
Commercial real estate	—	—	—	11,137	51	134
Total impaired loans	$381,146	$2,911	$2,933	$399,956	$2,809	$3,002

	For the Six Months Ended June 30,
	2014			2013
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$107,224	$1,222	$1,244	$102,934	$1,157	$1,262
Full documentation amortizing	39,505	653	645	27,615	289	305
Reduced documentation interest-only	135,308	2,163	2,146	149,207	1,897	2,042
Reduced documentation amortizing	25,189	265	263	25,870	297	322
Multi-family	31,434	730	764	17,488	373	380
Commercial real estate	16,084	462	559	9,335	240	264
Consumer and other loans:
Home equity lines of credit	5,030	13	21	—	—	—
Without an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	—	—	—	19,244	166	170
Full documentation amortizing	609	—	—	5,861	67	65
Reduced documentation interest-only	—	—	—	2,781	—	—
Multi-family	18,785	274	275	33,740	745	796
Commercial real estate	4,755	—	—	10,028	225	259
Total impaired loans	$383,923	$5,782	$5,917	$404,103	$5,456	$5,865

The following tables set forth information about our mortgage loans receivable by segment and class at June 30, 2014 and 2013 which were modified in a troubled debt restructuring, or TDR, during the periods indicated.

	Modifications During the Three Months Ended June 30,
	2014			2013
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at June 30, 2014	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at June 30, 2013
Residential:
Full documentation interest-only	7	$2,940	$2,939	6	$1,296	$1,295
Full documentation amortizing	—	—	—	3	721	718
Reduced documentation interest-only	4	1,278	1,277	8	2,702	2,702
Reduced documentation amortizing	—	—	—	3	1,342	1,321
Multi-family	1	357	357	—	—	—
Commercial real estate	1	254	251	2	2,416	2,359
Total	13	$4,829	$4,824	22	$8,477	$8,395

	Modifications During the Six Months Ended June 30,
	2014			2013
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at June 30, 2014	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at June 30, 2013
Residential:
Full documentation interest-only	18	$7,797	$7,374	11	$2,451	$2,450
Full documentation amortizing	3	519	489	5	1,501	1,506
Reduced documentation interest-only	8	2,301	2,290	19	6,135	6,111
Reduced documentation amortizing	2	317	262	6	2,084	2,045
Multi-family	2	1,060	946	3	2,784	2,465
Commercial real estate	2	913	892	3	3,955	3,698
Total	35	$12,907	$12,253	47	$18,910	$18,275

The following table sets forth information about our mortgage loans receivable by segment and class at June 30, 2014 and 2013 which were modified in a TDR during the twelve month periods ended June 30, 2014 and 2013 and had a payment default subsequent to the modification during the periods indicated.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013
(Dollars In Thousands)	Number of Loans	Recorded Investment at June 30, 2014	Number of Loans	Recorded Investment at June 30, 2013	Number of Loans	Recorded Investment at June 30, 2014	Number of Loans	Recorded Investment at June 30, 2013
Residential:
Full documentation interest-only	—	$—	11	$2,915	2	$399	18	$4,554
Full documentation amortizing	2	447	9	2,668	2	447	9	2,668
Reduced documentation interest-only	1	579	19	6,369	3	889	24	8,157
Reduced documentation amortizing	1	93	3	483	1	93	5	885
Commercial real estate	1	1,569	—	—	1	1,569	—	—
Total	5	$2,688	42	$12,435	9	$3,397	56	$16,264

For additional information regarding our loans receivable and allowance for loan losses, see “Asset Quality” and “Critical Accounting Policies” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

5.     Earnings Per Common Share

The following table is a reconciliation of basic and diluted earnings per common share, or EPS.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands, Except Share Data)	2014	2013	2014	2013
Net income	$22,300	$15,665	$53,849	$29,517
Preferred stock dividends	(2,194)	(2,827)	(4,388)	(2,827)
Net income available to common shareholders	20,106	12,838	49,461	26,690
Income allocated to participating securities	(232)	(154)	(552)	(314)
Net income allocated to common shareholders	$19,874	$12,684	$48,909	$26,376

Basic weighted average common shares outstanding	98,275,886	97,021,334	98,191,434	96,848,989
Dilutive effect of stock options and restricted stock units (1) (2)	—	—	—	—
Diluted weighted average common shares outstanding	98,275,886	97,021,334	98,191,434	96,848,989

Basic EPS	$0.20	$0.13	$0.50	$0.27
Diluted EPS	$0.20	$0.13	$0.50	$0.27

(1)

Excludes options to purchase 1,011,219 shares of common stock which were outstanding during the three months ended June 30, 2014; options to purchase 1,949,670 shares of common stock which were outstanding during the three months ended June 30, 2013; options to purchase 1,030,651 shares of common stock which were outstanding during the six months ended June 30, 2014; and options to purchase 2,387,763 shares of common stock which were outstanding during the six months ended June 30, 2013 because their inclusion would be anti-dilutive.

(2)

Excludes 803,318 unvested restricted stock units which were outstanding during the three months ended June 30, 2014; 421,752 unvested restricted stock units which were outstanding during the three months ended June 30, 2013; 731,973 unvested restricted stock units which were outstanding during the six months ended June 30, 2014; and 361,152 unvested restricted stock units which were outstanding during the six months ended June 30, 2013 because the performance conditions have not been satisfied.

6.     Other Comprehensive Income/Loss

The following tables set forth the components of accumulated other comprehensive loss, net of related tax effects, at the dates indicated and the changes during the three and six months ended June 30, 2014 and 2013.

(In Thousands)	At March 31, 2014	Other Comprehensive Income	At June 30, 2014
Net unrealized (loss) gain on securities available-for-sale	$(1,373)	$4,699	$3,326
Net actuarial loss on pension plans and other postretirement benefits	(30,465)	161	(30,304)
Prior service cost on pension plans and other postretirement benefits	(3,254)	31	(3,223)
Accumulated other comprehensive loss	$(35,092)	$4,891	$(30,201)
(In Thousands)	At December 31, 2013	Other Comprehensive Income	At June 30, 2014
Net unrealized (loss) gain on securities available-for-sale	$(4,366)	$7,692	$3,326
Net actuarial loss on pension plans and other postretirement benefits	(30,600)	296	(30,304)
Prior service cost on pension plans and other postretirement benefits	(3,284)	61	(3,223)
Accumulated other comprehensive loss	$(38,250)	$8,049	$(30,201)
(In Thousands)	At March 31, 2013	Other Comprehensive (Loss) Income	At June 30, 2013
Net unrealized gain (loss) on securities available-for-sale	$7,581	$(8,065)	$(484)
Net actuarial loss on pension plans and other postretirement benefits	(76,488)	542	(75,946)
Prior service cost on pension plans and other postretirement benefits	(3,392)	35	(3,357)
Accumulated other comprehensive loss	$(72,299)	$(7,488)	$(79,787)

(In Thousands)	At December 31, 2012	Other Comprehensive (Loss) Income	At June 30, 2013
Net unrealized gain (loss) on securities available-for-sale	$7,451	$(7,935)	$(484)
Net actuarial loss on pension plans and other postretirement benefits	(77,115)	1,169	(75,946)
Prior service cost on pension plans and other postretirement benefits	(3,426)	69	(3,357)
Accumulated other comprehensive loss	$(73,090)	$(6,697)	$(79,787)

The following tables set forth the components of other comprehensive income/loss for the periods indicated.

	For the Three Months Ended June 30, 2014
(In Thousands)	Before Tax Amount	Tax Expense	After Tax Amount
Net unrealized holding gain on securities available-for-sale arising during the period	$7,263	$(2,564)	$4,699
Reclassification adjustment for net actuarial loss included in net income	249	(88)	161
Reclassification adjustment for prior service cost included in net income	48	(17)	31
Other comprehensive income	$7,560	$(2,669)	$4,891

	For the Six Months Ended June 30, 2014
(In Thousands)	Before Tax Amount	Tax Expense	After Tax Amount
Net unrealized holding gain on securities available-for-sale arising during the period	$11,891	$(4,199)	$7,692
Reclassification adjustment for net actuarial loss included in net income	457	(161)	296
Reclassification adjustment for prior service cost included in net income	95	(34)	61
Other comprehensive income	$12,443	$(4,394)	$8,049

	For the Three Months Ended June 30, 2013
(In Thousands)	Before Tax Amount	Tax Benefit (Expense)	After Tax Amount
Net unrealized loss on securities available-for-sale:
Net unrealized holding loss on securities arising during the period	$(10,396)	$3,663	$(6,733)
Reclassification adjustment for gain on sales of securities included in net income	(2,057)	725	(1,332)
Net unrealized loss on securities available-for-sale	(12,453)	4,388	(8,065)
Reclassification adjustment for net actuarial loss included in net income	838	(296)	542
Reclassification adjustment for prior service cost included in net income	53	(18)	35
Other comprehensive loss	$(11,562)	$4,074	$(7,488)

	For the Six Months Ended June 30, 2013
(In Thousands)	Before Tax Amount	Tax Benefit (Expense)	After Tax Amount
Net unrealized loss on securities available-for-sale:
Net unrealized holding loss on securities arising during the period	$(10,196)	$3,593	$(6,603)
Reclassification adjustment for gain on sales of securities included in net income	(2,057)	725	(1,332)
Net unrealized loss on securities available-for-sale	(12,253)	4,318	(7,935)
Reclassification adjustment for net actuarial loss included in net income	1,805	(636)	1,169
Reclassification adjustment for prior service cost included in net income	106	(37)	69
Other comprehensive loss	$(10,342)	$3,645	$(6,697)

The following tables set forth information about amounts reclassified from accumulated other comprehensive loss to, and the affected line items in, the consolidated statements of income for the periods indicated.

(In Thousands)	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	Income Statement Line Item
Reclassification adjustment for gain on sales of securities	$—	$2,057	Gain on sales of securities
Reclassification adjustment for net actuarial loss (1)	(249)	(838)	Compensation and benefits
Reclassification adjustment for prior service cost (1)	(48)	(53)	Compensation and benefits
Total reclassifications, before tax	(297)	1,166
Income tax effect	105	(411)	Income tax expense
Total reclassifications, net of tax	$(192)	$755	Net income

(In Thousands)	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013	Income Statement Line Item
Reclassification adjustment for gain on sales of securities	$—	$2,057	Gain on sales of securities
Reclassification adjustment for net actuarial loss (1)	(457)	(1,805)	Compensation and benefits
Reclassification adjustment for prior service cost (1)	(95)	(106)	Compensation and benefits
Total reclassifications, before tax	(552)	146
Income tax effect	195	(52)	Income tax expense
Total reclassifications, net of tax	$(357)	$94	Net income

(1)

These other comprehensive income/loss components are included in the computations of net periodic (benefit) cost for our defined benefit pension plans and other postretirement benefit plan. See Note 7 for additional details.

7.              Pension Plans and Other Postretirement Benefits

The following tables set forth information regarding the components of net periodic (benefit) cost for our defined benefit pension plans and other postretirement benefit plan for the periods indicated.

	Pension Benefits		Other Postretirement Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Service cost	$—	$—	$402	$471
Interest cost	2,592	2,365	243	289
Expected return on plan assets	(3,709)	(3,189)	—	—
Recognized net actuarial loss (gain)	342	790	(93)	48
Amortization of prior service cost	48	53	—	—
Net periodic (benefit) cost	$(727)	$19	$552	$808

	Pension Benefits		Other Postretirement Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Service cost	$—	$—	$621	$789
Interest cost	5,225	4,775	465	640
Expected return on plan assets	(7,422)	(6,377)	—	—
Recognized net actuarial loss (gain)	701	1,569	(244)	236
Amortization of prior service cost	95	106	—	—
Net periodic (benefit) cost	$(1,401)	$73	$842	$1,665

8.              Stock Incentive Plans

During the six months ended June 30, 2014, 396,840 shares of restricted common stock were granted to select officers under the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan, of which 128,830 shares vest on December 15, 2014, 129,430 shares vest on December 14, 2015, 130,630 shares vest on December 14, 2016 and 7,950 shares were forfeited as of June 30, 2014.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2005 Employee Stock Plan, all restricted common stock granted pursuant to such plan immediately vests.  Also, during the six months ended June 30, 2014, 395,900 performance-based restricted stock units were granted to select officers under the 2005 Employee Stock Plan of which 387,800 units remain outstanding at June 30, 2014.  Each restricted stock unit granted represents a right, under the 2005 Employee Stock Plan, to receive one share of our common stock in the future, subject to meeting certain criteria.  The restricted stock units have specified performance objectives within a specified performance measurement period and no voting or dividend rights prior to vesting and delivery of shares.  The performance measurement period for these restricted stock units is the fiscal year ending December 31, 2016 and the vest date is February 1, 2017.  Shares will be issued on the vest date at either 125%, 100%, 75%, 50% or 0% of units granted based on actual performance during the performance measurement period.  However, in the event of a change in control during the performance measurement period, the restricted stock units will vest on the change in control date and shares will be issued at 100% of units granted.  Absent a change in control, if a grantee’s employment terminates prior to December 31, 2016 all restricted stock units will be forfeited.  In the event a grantee’s employment terminates during the period on or after December 31, 2016 through February 1, 2017 due to death, disability, retirement or a change in control, the grantee will remain entitled to the shares otherwise earned.  On May 21, 2014, our shareholders approved the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2014 Plan, which amended and restated the 2005 Employee Stock Plan as of that date, or the Effective Date.  The 2014 Plan authorizes 3,250,000 shares of common stock for future grants to officers and employees on and after the Effective Date.  In addition, immediately prior to the approval of the 2014 Plan, there remained 507,925 shares available for future grants under the 2005 Employee Stock Plan which were carried over to the 2014 Plan.  Accordingly, at June 30, 2014, 3,757,925 shares of common stock remain available for future grants under the 2014 Plan and no further grants may be made under the 2005 Employee Stock Plan.

During the six months ended June 30, 2014, 32,506 shares of restricted common stock were granted to directors under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, of which 28,148 remain outstanding at June 30, 2014 and vest 100% in February 2017, although awards immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.

The following table summarizes restricted common stock and performance-based restricted stock unit activity in our stock incentive plans for the six months ended June 30, 2014.

	Restricted Common Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2014	781,644	$ 11.46	409,100	$ 9.22
Granted	429,346	12.63	395,900	12.14
Vested	(26,668)	(12.22)	—	—
Forfeited	(18,326)	(11.99)	(15,700)	(10.73)
Unvested at June 30, 2014	1,165,996	11.87	789,300	10.65

Stock-based compensation expense is recognized on a straight-line basis over the vesting period and totaled $1.4 million, net of taxes of $790,000, for the three months ended June 30, 2014 and $2.8 million, net of taxes of $1.5 million, for the six months ended June 30, 2014.  Stock-based compensation expense totaled $1.1 million, net of taxes of $613,000, for the three months ended June 30, 2013 and $2.2 million, net of taxes of $1.2 million, for the six months ended June 30, 2013.  At June 30, 2014, pre-tax compensation cost related to all nonvested awards of restricted common stock and restricted stock units not yet recognized totaled $14.7 million and will be recognized over a weighted average period of approximately 2.1 years, which excludes $1.8 million of pre-tax compensation cost related to 65,000 shares of performance-based restricted common stock and 100,375 performance-based restricted stock units, for which compensation cost will begin to be recognized when the achievement of the performance conditions becomes probable.

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

Recurring Fair Value Measurements

Our securities available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity.  Additionally, in connection with our mortgage banking activities we have commitments to fund loans held-for-sale and commitments to sell loans, which are considered free-standing derivative financial instruments, the fair values of which are not material to our financial condition or results of operations.

The following tables set forth the carrying values of our assets measured at estimated fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at the dates indicated.

	Carrying Value at June 30, 2014
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$275,586	$—	$275,586
Non-GSE issuance REMICs and CMOs	6,473	—	6,473
GSE pass-through certificates	14,905	—	14,905
Obligations of GSEs	95,472	—	95,472
Fannie Mae stock	3	3	—
Total securities available-for-sale	$392,439	$3	$392,436

	Carrying Value at December 31, 2013
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$286,074	$—	$286,074
Non-GSE issuance REMICs and CMOs	7,572	—	7,572
GSE pass-through certificates	16,888	—	16,888
Obligations of GSEs	91,153	—	91,153
Fannie Mae stock	3	3	—
Total securities available-for-sale	$401,690	$3	$401,687

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

Residential mortgage-backed securities

Residential mortgage-backed securities comprised 76% of our securities available-for-sale portfolio at June 30, 2014 and 77% at December 31, 2013.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  GSE securities, for which an active market exists for similar securities making observable inputs readily available, comprised 98% of our available-for-sale residential mortgage-backed securities portfolio at June 30, 2014 and December 31, 2013.

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

Obligations of GSEs

Obligations of GSEs comprised 24% of our securities available-for-sale portfolio at June 30, 2014 and 23% at December 31, 2013 and consisted of debt securities issued by GSEs.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service gathers information from market sources and integrates relative credit information, observed market movements and sector news into their pricing applications and models.  Spread scales, representing credit risk, are created and are based on the new issue market, secondary trading and dealer quotes.  Option adjusted spread, or OAS, models are incorporated to adjust spreads of issues that have early redemption features.  Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

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

	Carrying Value
(In Thousands)	At June 30, 2014	At December 31, 2013
Loans held-for-sale, net	$ 958	$ 791
Non-performing residential mortgage loans held-for-sale	186,312	—
Impaired loans	138,637	271,408
MSR, net	11,804	12,800
REO, net	22,309	27,101
Total	$ 360,020	$ 312,100

The following table provides information regarding the losses recognized on our assets measured at fair value on a non-recurring basis for the periods indicated.

	For the Six Months Ended June 30,
(In Thousands)	2014	2013
Loans held-for-sale, net (1)	$ 150	$ 858
Non-performing residential mortgage loans held-for-sale (1)	8,656	—
Impaired loans (2)	2,220	13,449
MSR, net (3)	123	—
REO, net (4)	1,888	1,177
Total	$ 13,037	$ 15,484

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

Loans held-for-sale, net

Included in loans held-for-sale, net, are non-performing loans held-for-sale for which fair values are estimated through either preliminary bids from potential purchasers of the loans or the estimated fair value of the underlying collateral discounted for factors necessary to solicit acceptable bids, and adjusted as necessary based on management’s experience with sales of similar types of loans and, as such, are classified as Level 3.  All of the non-performing loans held-for-sale included in loans held-for-sale, net, at June 30, 2014 and substantially all of the non-performing loans held-for-sale at December 31, 2013 were multi-family mortgage loans.

Non-performing residential mortgage loans held-for-sale

The fair value of non-performing residential mortgage loans held-for-sale was estimated based upon estimated proceeds expected to be received for the pool of loans in a bulk sale transaction and, as such, are classified as Level 3.  All of these loans were in non-accrual status and substantially all were 90 days or more past due at June 30, 2014.  The estimated costs to sell were immaterial to the estimated fair value.

Loans receivable, net (impaired loans)

Loans which meet certain criteria are evaluated individually for impairment.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans were comprised of 71% residential mortgage loans, 27% multi-family and commercial real estate mortgage loans and 2% home equity lines of credit at June 30, 2014 and 81% residential mortgage loans and 19% multi-family and commercial real estate mortgage loans at December 31, 2013.  Impaired loans for which a fair value adjustment was recognized were comprised of 67% residential mortgage loans, 32% multi-family and commercial real estate mortgage loans and 1% home equity lines of credit at June 30, 2014 and 83% residential mortgage loans and 17% multi-family and commercial real estate mortgage loans at December 31, 2013.  Our impaired loans are generally collateral dependent and, as such, are generally carried at the estimated fair value of the underlying collateral less estimated selling costs.

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

MSR, net

The right to service loans for others is generally obtained through the sale of residential mortgage loans with servicing retained.  MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At June 30, 2014, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.49%, a weighted average constant prepayment rate on mortgages of 11.90% and a weighted average life of 5.9 years.  At December 31, 2013, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.45%, a weighted average constant prepayment rate on mortgages of 10.52% and a weighted average life of 6.3 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

REO, net

REO represents real estate acquired through foreclosure or by deed in lieu of foreclosure, substantially all of which were residential properties at June 30, 2014 and all of which were residential properties at December 31, 2013, and is carried, net of allowances for losses, at the lower of cost or fair value less estimated selling costs.  The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

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

	At June 30, 2014
	Carrying	Estimated Fair Value
(In Thousands)	Value	Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$1,960,930	$1,950,622	$1,950,622	$—
FHLB-NY stock	150,288	150,288	150,288	—
Loans held-for-sale, net (1)	7,204	7,309	—	7,309
Non-performing residential mortgage loans held-for-sale (1)	186,312	186,312	—	186,312
Loans receivable, net (1)	11,943,022	12,113,353	—	12,113,353
MSR, net (1)	11,804	11,809	—	11,809
Financial Liabilities:
Deposits	9,659,371	9,710,042	9,710,042	—
Borrowings, net	4,200,426	4,432,877	4,432,877	—

	At December 31, 2013
	Carrying	Estimated Fair Value
(In Thousands)	Value	Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$1,849,526	$1,811,122	$1,811,122	$—
FHLB-NY stock	152,207	152,207	152,207	—
Loans held-for-sale, net (1)	7,375	7,436	—	7,436
Loans receivable, net (1)	12,303,066	12,480,533	—	12,480,533
MSR, net (1)	12,800	12,804	—	12,804
Financial Liabilities:
Deposits	9,855,310	9,922,631	9,922,631	—
Borrowings, net	4,137,161	4,376,336	4,376,336	—

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

Loans held-for-sale, net

Included in loans held-for-sale, net, are fifteen and thirty year fixed rate residential mortgage loans originated for sale that conform to GSE guidelines (conforming loans) for which fair values are estimated using an option-based pricing methodology designed to take into account interest rate volatility, which has a significant effect on the value of the options and structural features embedded in loans.  This methodology involves generating simulated interest rates, calculating the OAS of a mortgage-backed security whose price is known, which serves as a benchmark price, and using the benchmark OAS to estimate the pricing for similar mortgage instruments whose prices are not known.

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

City of New York Notice of Determination

By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York has notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies relate to our operation of two subsidiaries of Astoria Bank, Fidata Service Corp., or Fidata, and Astoria Federal Mortgage Corp., or AF Mortgage.  We disagree with the assertion of the tax deficiencies.  Hearings in this matter were held before the New York City Tax Appeals Tribunal, or the NYC

Tax Appeals Tribunal, in March and April 2013.  The NYC Tax Appeals Tribunal is not expected to render a decision in this matter until the 2014 fourth quarter.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at June 30, 2014 with respect to this matter.

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

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860) — Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” which applies to all entities that enter into repurchase-to-maturity transactions or repurchase financings (reverse repurchase agreements or securities sold under agreements to repurchase).  The amendments in this update change the accounting for repurchase-to-maturity transactions and linked repurchase financings (a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty) to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.  In addition, the amendments in this update require an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements and provide disclosures to increase transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  The amendments in ASU 2014-11 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.  Early application for a public business entity is prohibited.  All of our repurchase agreements (reverse repurchase agreements) are accounted for as secured borrowings.  Therefore, this guidance will not have an impact on our financial condition or results of operations.

In June 2014, the FASB issued ASU 2014-12, “Compensation — Stock Compensation (Topic 718) — Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which applies to all entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period.  The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant date fair value of the award.  The amendments in ASU 2014-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and may be applied either prospectively to all awards granted or modified after the effective date, or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.  Early adoption is permitted. This guidance will not have an impact on our financial condition or results of operations as the terms of our share-based payment awards do not provide that a performance target that affects vesting could be achieved after the requisite service period.

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

Astoria Financial Corporation is a Delaware corporation organized as the unitary savings and loan holding company of Astoria Bank.  On June 1, 2014, we officially changed the name of our wholly-owned subsidiary, formerly known as Astoria Federal Savings and Loan Association, to Astoria Bank to better reflect who we are and what we do today as we have adapted and evolved to meet the needs of our expanding customer base.  As the premier Long Island community bank, Astoria Bank offers a complete range of financial services and solutions designed to meet customers’ personal, family and business banking needs.  Our goals are to enhance shareholder value while continuing to expand our position as a full service community bank.   We focus on growing our core businesses of mortgage portfolio lending and deposit gathering while maintaining strong asset quality and controlling operating expenses.  We continue to implement our strategies to diversify earning assets and to increase low cost core deposits.  These strategies include a greater level of participation in the local multi-family and commercial real estate mortgage lending markets and expanding our array of business banking products and services, focusing on small and middle market businesses with an emphasis on attracting clients from larger competitors.  We continue to explore opportunities to selectively expand our physical presence, consisting presently of our branch network of 86 locations, including a full service branch in Manhattan which opened on March 31, 2014, plus our dedicated business banking office in midtown Manhattan, into other prime locations in Manhattan and on Long Island from which to better serve and build our business banking relationships.

We are impacted by both national and regional economic factors, with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area.  Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging. Interest rates have been at or near historical lows and we expect them to remain low for the near term.  Long-term interest rates moved higher during the latter half of 2013 but declined somewhat in the first half of 2014, with the ten-year U.S. Treasury rate decreasing from 3.03% at the end of December 2013 to 2.53% at the end of June 2014.  The national unemployment rate was 6.1% for June 2014, compared to 6.7% for December 2013, and new job growth in 2014 has continued its slow pace.  Softness persists in the housing and real estate markets, although the extent of such softness varies from region to region.  We believe market conditions remain favorable in the New York metropolitan area with respect to our multi-family mortgage loan origination activities, though increasing competition in this area has resulted in some competitor institutions offering rates and/or product terms at levels which we have chosen not to offer and which we believe do not fit our current risk tolerance.

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business has changed significantly in recent years.  As described in more detail in Part I, Item 1A, “Risk Factors,” in our 2013 Annual Report on Form 10-K, certain aspects of the Reform Act continue to have a significant impact on us.  Final capital rules approved by the federal bank regulatory agencies in 2013 subject many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements which will be phased in with the initial provisions effective for us on January 1, 2015.  The rules also revise the quantity and quality of minimum risk-based and leverage capital requirements applicable to Astoria Bank and Astoria Financial Corporation and revise the calculation of risk-weighted assets to enhance their risk sensitivity. We continue to prepare for the impacts that the Reform Act, the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III capital standards, and related rulemaking will have on our business, financial condition and results of operations.

Net income available to common shareholders for the three and six months ended June 30, 2014 increased compared to the three and six months ended June 30, 2013.  For the 2014 second quarter, this increase primarily resulted from a release of reserves previously established in our allowance for loan losses that were no longer deemed necessary following the designation of a pool of loans, representing a significant portion of our non-performing residential mortgage loans, as held-for-sale, compared to a provision for loan losses charged to operations in the 2013 second quarter.  In addition, the 2014 second quarter reflected a reduction in non-interest expense and lower non-interest income, as compared with the same period one year earlier.  The increase in net income available to common shareholders for the 2014 six month period was largely due to a provision for loan losses credited to operations for 2014 compared to a provision for loan losses charged to operations for 2013, coupled with the impact of the NYS tax legislation signed into law on March 31, 2014 which reduced income tax expense.  Contributing to the increase in net income available to common shareholders for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was an increase in net interest income and a decline in non-interest expense. Lower non-interest income and higher preferred stock dividends partially offset these increases.

As of June 30, 2014, we designated a pool of non-performing residential mortgage loans as held-for-sale, at which time we recorded a charge-off to the allowance for loan losses of $8.7 million to write down the pool from its previous recorded investment of $195.0 million to its estimated fair value of $186.3 million.  In addition, as indicated above, we recorded a loan loss release of $5.7 million.  The allowance for loan losses totaled $118.6 million at June 30, 2014, compared to $139.0 million at December 31, 2013.  We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the significant reduction in non-performing loans and continued improvement in our loan loss experience, as well as the high quality of our loan originations and the contraction of the overall loan portfolio.

Net interest income for the three and six months ended June 30, 2014 increased, compared to the three and six months ended June 30, 2013, reflecting declines in interest expense which exceeded the declines in interest income.  The net interest rate spread and the net interest margin each increased for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013.  The continued low interest rate environment, coupled with the restructuring of borrowings and the prepayment of our junior subordinated debentures during 2013, has resulted in the average cost of interest-bearing liabilities declining more than the average yield on interest-earning assets.  For the three and six month periods ended June 30, 2014 the declines in interest income from the comparable 2013 periods reflected reductions in the average balances of residential mortgage loans and lower average yields on our mortgage loan portfolio, partially offset by increases in the average balances of multi-family and commercial real estate mortgage loans and interest earned on our mortgage-backed and other securities portfolio.  The declines in interest expense were primarily attributable to declines in the average costs of borrowings and the average balances of certificates of deposit for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013.

Non-interest income decreased for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013, primarily due to decreases in mortgage banking income, net, and the absence of gain on sales of securities in the 2014 periods.  Non-interest expense decreased for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013.  These decreases were largely attributable to the prepayment charge for the early extinguishment of our junior subordinated debentures in the 2013 second quarter and lower federal deposit insurance premium expense in 2014 compared to 2013, partially offset by increases in compensation and benefits expenses and other non-interest expenses.  We believe that as we progress through the remainder of 2014 our non-interest expense will increase reflecting the expenses associated with branch openings, our rebranding efforts and our continued focus on growing business banking.

Total assets declined slightly during the six months ended June 30, 2014 as a decrease in residential mortgage loans was substantially offset by increases in our multi-family and commercial real estate mortgage loan portfolio and our securities portfolio.  At June 30, 2014, our multi-family and commercial real estate mortgage loan portfolio represented 37% of our total loan portfolio, up from 33% at December 31, 2013, reflecting our continued focus on the strategic shift in our balance sheet.  The decline in our residential mortgage loan portfolio reflects an excess of mortgage loan repayments over originations and purchases in the first half of 2014, as well as the designation of a significant portion of our non-performing residential mortgage loans as held-for-sale.  Residential mortgage loan repayments declined significantly for the first six months of 2014, compared to the first six months of 2013, but continued to outpace our origination and purchase volume.

Total deposits declined during the six months ended June 30, 2014 as a result of a decline in certificates of deposit which more than offset an increase in core deposits.  At June 30, 2014, core deposits represented 69% of total deposits, up from 67% at December 31, 2013.  Total deposits included $801.3 million of business deposits at June 30, 2014, an increase of 23% since December 31, 2013, reflecting the expansion of our business banking operations, a component of the strategic shift in our balance sheet.  We expect that the continued growth of our business banking operations should allow us to continue to grow our low cost core deposits and move closer to our goal that they represent 80% of total deposits by the end of 2015.

Stockholders’ equity increased as of June 30, 2014 compared to December 31, 2013.  The increase was primarily the result of earnings in excess of dividends on our common and preferred stock during the first six months of 2014.  Also contributing to the increase during the first six months of 2014 was an unrealized gain on our available-for-sale securities portfolio, stock-based compensation recognized and capital raised through our dividend reinvestment and stock purchase plan.

We look forward to further strengthening and expanding our position as a full-service community bank as our strategy continues to gain momentum.

Designation of Loans as Non-Performing Loans Held-for-Sale

As part of our ongoing efforts to reduce the level of our non-performing residential mortgage loans, from time to time, we have given consideration to a potential bulk sale.  However, in the past, market conditions typically indicated that bulk sales could result in losses in excess of those which we would anticipate via our traditional approach of working out loans individually through a combination of loan modifications, short sales and the foreclosure process.  Therefore, we did not pursue a potential bulk sale, as continuation of our traditional approach was considered to be economically more favorable in terms of value maximization.

In the 2014 second quarter, we conducted an evaluation of our residential mortgage loans past due 90 days or more for the purpose of determining whether a greater value could be derived in a potential bulk sale, should such be sought, in excess of that which we have realized in recent periods through our traditional approach of working loans out individually.  This evaluation indicated that market conditions at that time could be favorable for a potential bulk sale and, in June 2014, we sought indicative bid values on a designated pool of our non-performing residential mortgage loans from multiple potential investors, and we designated the pool as non-performing loans held-for-sale.

As of June 30, 2014, the pool of non-performing loans held-for-sale was carried at its estimated fair value of $186.3 million. This pool consisted of loans with an immediately previous aggregate recorded investment of $195.0 million.  Once designated as held-for-sale in June 2014, the pool was written down to its estimated fair value based upon estimated proceeds to be received for the pool of loans in a bulk sale transaction, consistent with the expressions of interest received from potential investors.  This resulted in a charge-off of $8.7 million that was taken against the allowance for loan losses in the 2014 second quarter for the excess of the recorded investment of $195.0 million over the estimated fair value of $186.3 million.  Based upon our quantitative analysis, we had maintained an allowance for loan losses attributable to this pool of loans of approximately $14.4 million.  Following our quarterly review of the adequacy of the allowance for loan losses, the residual $5.7 million of reserves previously attributable to this pool of loans was deemed no longer required and was credited to the provision for loan losses as a reserve release during the quarter ended June 30, 2014.

Recent Developments

We considered the indications of interest from potential investors for our pool of non-performing residential mortgage loans held-for-sale and invited the highest bidder to commence its due diligence process on the loans in early July.  This due diligence process continued for several weeks during which time we worked with the potential investor to negotiate a definitive sale agreement.  On July 21, 2014, we announced that we had executed a definitive agreement with the successful bidder to acquire substantially all of the non-performing residential mortgage loans held-for-sale at terms approximating their carrying value at June 30, 2014.  On July 31, 2014, we completed the bulk sale transaction.  We believe the sale will have several positive impacts as we move forward, including, but not limited to, a positive effect on future federal deposit insurance assessment rates, an improved loan portfolio risk profile and reduced foreclosure related expenses.

Prior to completing the bulk sale transaction on July 31, 2014, approximately $5 million of loans in the pool of loans to be sold were foreclosed upon and approximately $3 million of loans were satisfied via short sales or payoffs.  There was no material financial statement impact from these resolutions.  In addition, approximately $4 million of loans were excluded from the pool of loans to be sold due to various matters arising in the due diligence process.  Such loans remain designated as available-for-sale during the 2014 third quarter.

Total loans sold had a carrying value of approximately $174 million, reflecting the previous write down to the estimated fair value through June 30, 2014.  We received aggregate consideration which approximated the carrying value of the loans.  The loan sale agreement governing the transaction contains usual and customary indemnification provisions protecting the purchaser from breaches of our representations, warranties and covenants.  The indemnification protection expires 180 days after the closing.  In addition, the loan sale agreement contains customary provisions obligating us to cure certain document deficiencies with respect to the loans that the purchaser identified to us prior to the closing.  We have agreed that if we are unable to cure such deficiencies within 90 days after the closing or if we receive a valid indemnification claim with respect to a loan within 180 days after the closing, we will negotiate an adjustment to the purchase price for such loans or, if we prefer, repurchase such loans.  We do not believe that the indemnification and document cure provisions will have a material impact on the overall sale transaction.

Available Information

Our internet website address is www.astoriabank.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports can be obtained free of charge from our investor relations website at http://ir.astoriabank.com.  The above reports are available on our website as soon as reasonably practicable after we file such material with, or furnish such material to, the SEC.  Such reports are also available on the SEC’s website at www.sec.gov/edgar/searchedgar/webusers.htm.

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of our 2013 Annual Report on Form 10-K, as supplemented by our March 31, 2014 Quarterly Report on Form 10-Q and this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR, judgments regarding goodwill and securities impairment and the estimates related to our pension plans and other postretirement benefits are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions and estimates about highly uncertain matters.  Actual results may differ from our assumptions, estimates and judgments.  The use of different assumptions, estimates and judgments could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section of our 2013 Annual Report on Form 10-K.

Allowance for Loan Losses

We establish and maintain an allowance for loan losses based on our evaluation of the probable inherent losses in our loan portfolio.  Loan charge-offs in the period the loans, or portions thereof, are deemed uncollectible reduce the allowance for loan losses.  Recoveries of amounts previously charged-off increase the allowance for loan losses in the period they are received.

The allowance is adjusted to an appropriate level through provisions for loan losses charged to operations, to increase the allowance, or credited to operations, to decrease the allowance, based on a comprehensive analysis of our loan portfolio.  We evaluate the adequacy of the allowance on a quarterly basis.  The allowance is comprised of both valuation allowances related to individual loans and general valuation allowances, although the total allowance for loan losses is available for losses applicable to the entire loan portfolio.  In estimating specific allocations of the allowance, we review loans deemed to be impaired and measure impairment losses based on either the fair value of the collateral, the present value of expected future cash flows, or the observable market price of the loan.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include the financial condition of the borrower, payment history, delinquency status, collateral value, our lien position and the probability of collecting principal and interest payments when due. When an impairment analysis indicates the need for a specific allocation of the allowance on an individual loan, such allocation would be established sufficient to cover probable incurred losses at the evaluation date based on the facts and circumstances of the loan.  For loans individually classified as impaired, the portion of the recorded investment in the loan in excess of the present value of the discounted cash flows of a modified loan or, for collateral dependent loans, the portion of the recorded investment in the loan in excess of the estimated fair value of the underlying collateral less estimated selling costs, is charged-off.  When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged-off against the allowance for loan losses.

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

As a result of our updated charge-off and loss analyses, we updated certain allowance coverage percentages during the 2014 second quarter to reflect our current estimates of the amount of probable inherent losses in our loan portfolio in determining our general valuation allowances.  Based on our evaluation of the composition and size of our loan portfolio, the levels and composition of loan delinquencies and non-performing loans, our loss history, the housing and real estate markets and the current economic environment, we determined that an allowance for loan losses of $118.6 million was appropriate at June 30, 2014, compared to $134.0 million at March 31, 2014 and $139.0 million at December 31, 2013.  The provision for loan losses credited to operations for the six months ended June 30, 2014 totaled $4.1 million.  The reduction in the allowance for loan losses at June 30, 2014 compared to December 31, 2013, as well as the provision for loan losses credited to operations for the six months ended June 30, 2014, reflects in large part the reduction in non-performing residential mortgage loans remaining in our loan portfolio subsequent to the designation of a pool of loans as held-for-sale as of June 30, 2014.  See Note 3 and Note 4 of Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, “Financial Statements (Unaudited),” “Designation of Loans as Non-Performing Loans Held-for-Sale” and “Asset Quality” for additional information regarding the loans designated as held-for-sale.  See also “Recent Developments.”

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

For additional information regarding our allowance for loan losses, see “Provision for Loan Losses (Credited) Charged to Operations” and “Asset Quality” in this document and Part II, Item 7, “MD&A,” in our 2013 Annual Report on Form 10-K.

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

At June 30, 2014, our MSR had an estimated fair value of $11.8 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.49%, a weighted average constant prepayment rate on mortgages of 11.90% and a weighted average life of 5.9 years.  At December 31, 2013, our MSR had an estimated fair value of $12.8 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.45%, a weighted average constant prepayment rate on mortgages of 10.52% and a weighted average life of 6.3 years.

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

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level.  If the estimated fair value of the reporting unit exceeds its carrying amount, further evaluation is not necessary.  However, if the fair value of the reporting unit is less than its carrying amount, further evaluation is required to compare the implied fair value of the reporting unit’s goodwill to its carrying amount to determine if a write down of goodwill is required.  Impairment exists when the carrying amount of goodwill exceeds its implied fair value.

For purposes of our goodwill impairment testing, we have identified a single reporting unit.  We consider the quoted market price of our common stock on our impairment testing date as an initial indicator of estimating the fair value of our reporting unit.  We also consider the average price of our common stock, both before and after our impairment test date, as well as market-based control premiums in determining the estimated fair value of our reporting unit.  In addition to our internal goodwill impairment analysis, we periodically obtain a goodwill impairment analysis from an independent third party valuation firm.  The independent third party utilizes multiple valuation approaches including comparable transactions, control premium, public market peers and discounted cash flow.  Management reviews the assumptions and inputs used in the third party analysis for reasonableness.

At June 30, 2014, the carrying amount of our goodwill totaled $185.2 million.  As of September 30, 2013, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

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

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer.  GSE issuance mortgage-backed securities comprised 92% of our securities portfolio at June 30, 2014.  Non-GSE issuance mortgage-backed securities at June 30, 2014 comprised less than 1% of our securities portfolio and had an amortized cost of $9.5 million, with 68% classified as available-for-sale and 32% classified as held-to-maturity.  Substantially all of our non-GSE issuance securities are investment grade securities and have performed similarly to our GSE issuance securities.  Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices.  The balance of our securities portfolio is primarily comprised of debt securities issued by GSEs.

The fair value of our securities portfolio is primarily impacted by changes in interest rates.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.  At June 30, 2014, we held 84 securities with an estimated fair value totaling $1.20 billion which had an unrealized loss totaling $32.9 million.  Of the securities in an unrealized loss position at June 30, 2014, $973.7 million, with an unrealized loss of $31.2 million, had been in a continuous unrealized loss position for more than twelve months.  At June 30, 2014, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

Pension Benefits and Other Postretirement Benefit Plans

Astoria Bank has a qualified, non-contributory defined benefit pension plan covering employees meeting specified eligibility criteria.  Astoria Bank’s policy is to fund pension costs in accordance with the minimum funding requirement.  In addition, Astoria Bank has non-qualified and unfunded supplemental retirement plans covering certain officers and directors.  Effective April 30, 2012, the Astoria Federal Savings and Loan Association Employees’ Pension Plan, the Astoria Federal Savings and Loan Association Excess Benefit Plan, the Astoria Federal Savings and Loan Association Supplemental Benefit Plan and the Astoria Federal Savings and Loan Association Directors’ Retirement Plan were amended to, among other things, change the manner in which benefits were computed for service through April 30, 2012 and to suspend accrual of additional benefits for all of the aforementioned plans effective April 30, 2012.  We also sponsor a health care plan that provides for postretirement medical and dental coverage to select individuals.

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

The discount rate is used to calculate the present value of the benefit obligations at the measurement date and the expense to be recorded in the following period.  A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense.  Discount rate assumptions are determined by reference to the Citigroup Pension Discount Curve, adjusted for Astoria Bank benefit plan specific cash flows.  We compare these rates to other yield curves and market indices, such as the Mercer Mature Plan Index and Bloomberg AA Discount Curve, for reasonableness and make adjustments, as necessary, so the discount rates used reflect current market data and trends.

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

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities.  The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity.  Principal payments on loans and securities decreased to $1.12 billion for the six months ended June 30, 2014, compared to $2.40 billion for the six months ended June 30, 2013, primarily due to decreases in residential mortgage loan and securities repayments.  As longer-term interest rates moved higher in 2013, we began to experience a reduction in the levels of residential mortgage loan prepayments near the end of the 2013 third quarter which continued into the first half of 2014.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings.  Net cash provided by operating activities totaled $74.5 million for the six months ended June 30, 2014 and $112.6 million for the six months ended June 30, 2013.  Deposits decreased $195.9 million during the six months ended June 30, 2014 and $198.6 million during the six months ended June 30, 2013, due to decreases in certificates of deposit, partially offset by increases in core deposits.  During the six months ended June 30, 2014 and 2013, we continued to allow high cost certificates of deposit to run off.  Total deposits included business deposits of $801.3 million at June 30, 2014, an increase of 23% since December 31, 2013, reflecting the expansion of our business banking operations, a component of the strategic shift in our balance sheet.  At June 30, 2014, core deposits represented 69% of total deposits, up from 67% at December 31, 2013.  This reflects our efforts to reposition the liability mix of our balance sheet, reducing certificates of deposit and increasing core deposits.  Net borrowings increased $63.3 million during the six months ended June 30, 2014 and decreased $351.6 million during the six months ended June 30, 2013.  The increase in net borrowings during the six months ended June 30, 2014 was primarily due to an increase in federal funds purchased.  The decrease in net borrowings during the six months ended June 30, 2013 was primarily due to a decrease in FHLB-NY advances and the prepayment of our junior subordinated debentures in the 2013 second quarter, partially offset by our use of short-term federal funds purchased in 2013, and reflected the decline in total assets.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities.  Gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2014 declined to $753.0 million, compared to $1.34 billion for the six months ended June 30, 2013, reflecting declines in both residential and multi-family and commercial real estate mortgage loan production.  Residential mortgage loan originations and purchases for portfolio totaled $181.5 million during the six months ended June 30, 2014, of which $109.9 million were originations and $71.6 million were purchases of individual residential mortgage loans through our third party loan origination program, compared to $467.7 million during the six months ended June 30, 2013, of which $306.3 million were originations and $161.4 million were purchases.  Residential mortgage loan origination and purchase volume for portfolio has been negatively affected for an extended period of time by the historical low interest rates for thirty year fixed rate conforming mortgage loans and the expanded conforming loan limits established by the GSEs resulting in more borrowers opting for thirty year fixed rate conforming mortgage loans, which we generally do not retain for our portfolio, and a reduced demand for the hybrid ARM loan product that we retain for our portfolio.  Multi-family and commercial real estate loan originations totaled $571.5 million during the six months ended June 30, 2014, compared to $874.8 million during the six months ended June 30, 2013.  An increase in interest rates during the latter half of 2013 somewhat tempered multi-family and commercial real estate lending demand.  Increasing competition in this area has resulted in some competitor institutions offering rates and/or product terms at levels which we have chosen not to offer and which we believe do not fit our current risk tolerance.  Purchases of securities totaled $276.4 million during the six months ended June 30, 2014 and $773.0 million during the six months ended June 30, 2013.

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

We maintain liquidity levels to meet our operational needs in the normal course of our business.  The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities.  Cash and due from banks totaled $145.4 million at June 30, 2014 and $122.0 million at December 31, 2013.  At June 30, 2014, we had $1.15 billion in borrowings with a weighted average rate of 0.37% maturing over the next twelve months.  We have the flexibility to either repay or rollover these borrowings as they mature.  Included in our borrowings are various obligations which, by their terms, may be called by the counterparty.  At June 30, 2014, we had $1.95 billion of callable borrowings, of which $700.0 million were contractually callable by the counterparty within three months and on a quarterly basis thereafter.  We believe the potential for these borrowings to be called does not present a liquidity concern as they have above current market coupons and, as such, are not likely to be called absent a significant increase in market interest rates.  In addition, to the extent such borrowings were to be called, we believe we can readily obtain replacement funding, although such funding may be at higher rates.  At June 30, 2014, FHLB-NY advances totaled $2.44 billion, or 58% of total borrowings.  We do not believe any of our borrowing counterparty concentrations represent a material risk to our liquidity.  In addition, we had $1.64 billion of certificates of deposit at June 30, 2014 with a weighted average rate of 1.28% maturing over the next twelve months.  We have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average rates at June 30, 2014.

	Borrowings			Certificates of Deposit
			Weighted		Weighted
			Average		Average
(Dollars in Millions)	Amount		Rate	Amount	Rate
Contractual Maturity:
Twelve months or less	$ 1,152		0.37%	$ 1,635	1.28%
Thirteen to thirty-six months	1,700	(1)	2.77	1,069	1.89
Thirty-seven to sixty months	200	(2)	3.03	258	1.25
Over sixty months	1,150	(3)	3.54	1	1.69
Total	$ 4,202		2.34%	$ 2,963	1.50%

(1)	Includes $600.0 million of borrowings, with a weighted average rate of 4.19%, which are callable by the counterparty within the next three months and on a quarterly basis thereafter.
(2)	Callable by the counterparty in 2015.
(3)

Includes $100.0 million of borrowings, with a rate of 4.05%, which are callable by the counterparty within the next three months and on a quarterly basis thereafter, $100.0 million of borrowings, with a rate of 3.66%, which are callable by the counterparty in 2016 and $950.0 million of borrowings, with a weighted average rate of 3.47%, which are callable by the counterparty in 2017.

Additional sources of liquidity at the holding company level have included public and private issuances of debt and equity securities into the capital markets.  Holding company debt obligations are included in other borrowings.  We have filed automatic shelf registration statements on Form S-3 with the SEC, which allow us to periodically offer and sell, from time to time, in one or more offerings, individually or in any combination, common stock, preferred stock, debt securities, capital securities, guarantees, warrants to purchase common stock or preferred stock and units consisting of one or more of the foregoing.  These shelf registration statements provide us with greater capital management flexibility and enable us to more readily access the capital markets in order to pursue growth opportunities that may become available to us in the future or should there be any changes in the regulatory environment that call for increased capital requirements.  Although the shelf registration statements do not limit the amount of the foregoing items that we may offer and sell, our ability and any decision to do so is subject to market conditions and our capital needs.  Our ability to continue to access the capital markets for additional financing at favorable terms may be limited by, among other things, market conditions, interest rates, our capital levels, Astoria Bank’s ability to pay dividends to Astoria Financial Corporation, our credit profile and ratings and our business model.

On January 7, 2014, we adopted the Astoria Financial Corporation Dividend Reinvestment and Stock Purchase Plan, or the Purchase Plan, and terminated the previously existing plan.  The Purchase Plan allows our shareholders to automatically reinvest the cash dividend paid on all or a portion of their shares of our common stock into additional shares of our common stock and make optional cash purchases, up to $10,000 per month, of additional shares of our common stock, unless we grant a waiver permitting a higher amount.  Shares of common stock may be purchased either directly from us from authorized but unissued shares or from treasury shares, or on the open market.  We have registered 1,500,000 shares of our common stock under the Securities Act for offer and sale from time to time pursuant to the Purchase Plan.  During the six months ended June 30, 2014, 301,834 shares of our common stock were purchased pursuant to the Purchase Plan directly from us from treasury shares for net proceeds totaling $4.1 million.

Astoria Financial Corporation’s primary uses of funds include payment of dividends on common and preferred stock and payment of interest on its debt obligations.  During the six months ended June 30, 2014, Astoria Financial Corporation paid dividends on common and preferred stock totaling $12.3 million and interest on its debt obligations totaling $6.3 million.  On June 18, 2014, our Board of Directors declared a quarterly cash dividend on the Series C Preferred Stock aggregating $2.2 million, or $16.25 per share, for the quarterly period from April 15, 2014 through and including July 14, 2014, which was paid on July 15, 2014 to stockholders of record as of June 30, 2014.  On July 16, 2014, our Board of Directors declared a quarterly cash dividend of $0.04 per share on shares of our common stock payable on September 2, 2014 to stockholders of record as of August 15, 2014.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Bank.  Astoria Bank paid dividends to Astoria Financial Corporation totaling $19.7 million during the six months ended June 30, 2014.  On July 3, 2014, Astoria Bank paid a dividend in the amount of $6.7 million to Astoria Financial Corporation.  Since Astoria Bank is a federally chartered savings association, there are regulatory limits on its ability to make distributions to Astoria Financial Corporation.  During the six months ended June 30, 2014, Astoria Bank was required to, and did, notify the OCC of its intent to pay dividends, to which the OCC did not object.  Astoria Bank must also provide notice to the FRB at least 30 days prior to declaring a dividend.  See Part I, Item 1, “Business - Regulation and Supervision - Limitations on Capital Distributions,” in our 2013 Annual Report on Form 10-K for further discussion of limitations on capital distributions from Astoria Bank.

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At June 30, 2014, our tangible common equity ratio, which represents common stockholders’ equity less goodwill divided by total assets less goodwill, was 8.12%.  At June 30, 2014, Astoria Bank’s capital levels exceeded all of its regulatory capital requirements with a Tangible capital ratio of 10.32%, Tier 1 leverage capital ratio of 10.32%, Total risk-based capital ratio of 18.73% and Tier 1 risk-based capital ratio of 17.48%.  As of June 30, 2014, Astoria Bank’s capital ratios continue to be above the minimum levels required to be considered well capitalized for bank regulatory purposes.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  We also have commitments to fund loans held-for-sale and commitments to sell loans in connection with our mortgage banking activities which are considered derivative financial instruments.  Commitments to sell loans totaled $25.2 million at June 30, 2014.  The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.  We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2013.

The following table details our contractual obligations at June 30, 2014.

	Payments due by period
		Less than	One to	Three to	More than
(In Thousands)	Total	One Year	Three Years	Five Years	Five Years
On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$3,100,000	$50,000	$1,700,000	$200,000	$1,150,000
Off-balance sheet contractual obligations:
Commitments to originate and purchase loans (1)	409,493	409,493	—	—	—
Commitments to fund unused lines of credit (2)	179,352	179,352	—	—	—
Total	$3,688,845	$638,845	$1,700,000	$200,000	$1,150,000

(1)   Includes commitments to originate loans held-for-sale of $15.3 million.

(2)   Includes commitments to fund unused home equity lines of credit of $84.3 million.

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

Comparison of Financial Condition as of June 30, 2014 and December 31, 2013 and Operating Results for the Three and Six Months Ended June 30, 2014 and 2013

Financial Condition

Total assets declined slightly to $15.74 billion at June 30, 2014, from $15.79 billion at December 31, 2013, primarily reflecting a decrease in residential mortgage loans which was substantially offset by increases in our multi-family and commercial real estate mortgage loan portfolio and our securities portfolio.

Loans receivable decreased $380.4 million to $12.06 billion at June 30, 2014, from $12.44 billion at December 31, 2013, and represented 77% of total assets at June 30, 2014.  The growth in our multi-family and commercial real estate mortgage loan portfolio was more than offset by the decline in our residential mortgage loan portfolio resulting in a net decline of $376.0 million in our total mortgage loan portfolio to $11.77 billion at June 30, 2014, compared to $12.15 billion at December 31, 2013.  At June 30, 2014, our residential mortgage loan portfolio represented 61% of our total loan portfolio, down from 65% at December 31, 2013, and our combined multi-family and commercial real estate mortgage loan portfolio represented 37% of our total loan portfolio, up from 33% at December 31, 2013.  This reflects our continued focus on repositioning the asset mix of our balance sheet.  Gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2014 were $753.0 million, compared to $1.34 billion during the six months ended June 30, 2013, reflecting declines in both residential and multi-family and commercial real estate mortgage loan production.  Mortgage loan repayments decreased to $894.6 billion for the six months ended June 30, 2014, compared to $1.83 billion for the six months ended June 30, 2013, primarily due to a decline in residential mortgage loan prepayments.

Our residential mortgage loan portfolio decreased $712.6 million to $7.32 billion at June 30, 2014, from $8.04 billion at December 31, 2013.  Residential mortgage loan repayments declined for the first half of 2014, compared to the first half of 2013, but continued to outpace our origination and purchase volume during the six months ended June 30, 2014.  Residential mortgage loan originations and purchases totaled $181.5 million for the six months ended June 30, 2014, of which $109.9 million were originations and $71.6 million were purchases, compared to $467.7 million for the six months ended June 30, 2013, of which $306.3 million were originations and $161.4 million were purchases.  During the six months ended June 30, 2014, the loan-to-value ratio of our residential mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 70% and the loan amount averaged approximately $573,000.  Contributing to the decline in our residential mortgage loan portfolio during the first half of 2014 was the designation of a pool of loans, representing a significant portion of our non-performing residential mortgage loans, as held-for-sale as of June 30, 2014 which had a recorded investment of $195.0 million prior to the designation as held-for-sale.  The pool of loans is carried on our consolidated statement of financial condition at June 30, 2014 as non-performing residential mortgage loans held-for-sale at its estimated fair value of $186.3 million.  For additional information regarding the designation of the pool of loans as held-for-sale, see “Designation of Loans as Non-Performing Loans Held-for-Sale” and “Asset Quality.”  See also “Recent Developments.”

Our multi-family mortgage loan portfolio increased $287.2 million to $3.58 billion at June 30, 2014, from $3.30 billion at December 31, 2013, and represented 30% of our total loan portfolio at June 30, 2014.  Our commercial real estate mortgage loan portfolio increased $49.4 million to $862.4 million at June 30, 2014, from $813.0 million at December 31, 2013, and represented 7% of our total loan portfolio at June 30, 2014.  These increases reflect our continued commitment to grow these portfolios while operating in a very competitive lending environment.  Multi-family and commercial real estate loan originations totaled $571.5 million for the six months ended June 30, 2014, compared to $874.8 million for the six months ended June 30, 2013.  During the six months ended June 30, 2014, our multi-family and commercial real estate mortgage loan originations reflected loan balances averaging approximately $2.5 million with a weighted average loan-to-value ratio, at the time of origination, of approximately 52% and a weighted average debt service coverage ratio of approximately 1.63.

Our securities portfolio increased $102.2 million to $2.35 billion at June 30, 2014, from $2.25 billion at December 31, 2013, and represented 15% of total assets at June 30, 2014.  This increase reflects purchases totaling $276.4 million which were in excess of repayments of $181.4 million during the six months ended June 30, 2014.  At June 30, 2014, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost of $1.87 billion, a weighted average current coupon of 2.94%, a weighted average collateral coupon of 4.28% and a weighted average life of 3.8 years.

Total liabilities declined $109.5 million to $14.16 billion at June 30, 2014, from $14.27 billion at December 31, 2013, primarily due to a decline in deposits, partially offset by increases in total borrowings and mortgage escrow funds.  Deposits totaled $9.66 billion at June 30, 2014, or 68% of total liabilities, a decline of $195.9 million compared to $9.86 billion at December 31, 2013.  The decrease in deposits was due to a decrease of $328.8 million in certificates of deposit, partially offset by a net increase of $132.8 million in core deposits.  At June 30, 2014, core deposits totaled $6.70 billion and represented 69% of total deposits, up from 67% at December 31, 2013.  This reflects our efforts to reposition the liability mix of our balance sheet.  The net increase in core deposits at June 30, 2014, compared to December 31, 2013, reflected increases in money market and NOW and demand deposit accounts, partially offset by a decline in savings accounts.  Money market accounts increased $200.3 million since December 31, 2013 to $2.17 billion at June 30, 2014.  NOW and demand deposit accounts increased $54.5 million since December 31, 2013 to $2.15 billion at June 30, 2014.  Savings accounts decreased $122.0 million since December 31, 2013 to $2.37 billion at June 30, 2014.  The net increase in core deposits during the six months ended June 30, 2014 appears to reflect customer preference for the liquidity these types of deposits provide, as well as our efforts to expand our business banking customer base.  At June 30, 2014, total deposits included $801.3 million of business deposits, an increase of 23% since December 31, 2013.

Stockholders’ equity increased $57.9 million to $1.58 billion at June 30, 2014, from $1.52 billion at December 31, 2013.  The increase in stockholders’ equity was primarily due to net income of $53.8 million, an unrealized gain on our available-for-sale securities portfolio, net of tax, of $7.7 million, stock-based compensation of $4.3 million and capital raised through our dividend reinvestment and stock purchase plan of $4.1 million, partially offset by dividends on common and preferred stock totaling $12.3 million.

Results of Operations

General

Net income available to common shareholders for the three months ended June 30, 2014 increased $7.3 million to $20.1 million, compared to $12.8 million for the three months ended June 30, 2013.  This increase primarily reflected a provision for loan losses credited to operations of $5.7 million in the 2014 second quarter, compared to a provision for loan losses charged to operations of $4.5 million in the 2013 second quarter.  In addition, the 2014 second quarter reflected a reduction in non-interest expense and lower non-interest income, as compared to the 2013 second quarter.  Diluted EPS increased to $0.20 per common share for the three months ended June 30, 2014, compared to $0.13 per common share for the three months ended June 30, 2013.

For the six months ended June 30, 2014, net income available to common shareholders increased $22.8 million to $49.5 million, compared to $26.7 million for the six months ended June 30, 2013.  This increase was largely due to a provision for loan losses credited to operations of $4.1 million for 2014 compared to a provision for loan losses charged to operations of $13.7 million for 2013, coupled with the impact of the NYS tax legislation signed into law on March 31, 2014 which resulted in a reduction in income tax expense of $11.5 million.  Contributing to the increase in net income available to common shareholders for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was an increase in net interest income and a decline in non-interest expense.  Lower non-interest income and higher preferred stock dividends partially offset these increases.  Diluted EPS increased to $0.50 per common share for the six months ended June 30, 2014, compared to $0.27 per common share for the six months ended June 30, 2013.

Return on average common stockholders’ equity increased to 5.61% for the three months ended June 30, 2014, compared to 3.92% for the three months ended June 30, 2013, and increased to 6.98% for the six months ended June 30, 2014, compared to 4.09% for the six months ended June 30, 2013.  Return on average tangible common stockholders’ equity, which represents average common stockholders’ equity less average goodwill, increased to 6.44% for the three months ended June 30, 2014, compared to 4.57% for the three months ended June 30, 2013, and increased to 8.03% for the six months ended June 30, 2014, compared to 4.77% for the six months ended June 30, 2013.  The increases in the returns on average common stockholders’ equity and average tangible common stockholders’ equity were due to increases in net income available to common shareholders, partially offset by increases in average common stockholders’ equity, for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013.

Return on average assets increased to 0.57% for the three months ended June 30, 2014, compared to 0.39% for the three months ended June 30, 2013, and increased to 0.69% for the six months ended June 30, 2014, compared to 0.36% for the six months ended June 30, 2013.  The increases in the returns on average assets were due to increases in net income, coupled with reductions in average assets, for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013.

As indicated above, our results of operations for the six months ended June 30, 2014 include a reduction in income tax expense of $11.5 million related to the NYS tax legislation.  For the six months ended June 30, 2014, this reduction in income tax expense increased diluted EPS by $0.12 per common share, return on average common stockholders’ equity by 162 basis points, return on average tangible common stockholders’ equity by 187 basis points and return on average assets by 15 basis points.  See Note 1 of Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, “Financial Statements (Unaudited),” and “Income Tax Expense” below for further discussion of the impact of the NYS tax legislation.

Income and expense and related financial ratios adjusted to exclude the effect of the aforementioned change in tax legislation represent non-GAAP financial measures which we believe provide investors with a meaningful comparison for effectively evaluating our operating results.  Non-GAAP returns and earnings per common share are calculated by substituting non-GAAP net income and non-GAAP net income available to common shareholders for net income and net income available to common shareholders in the corresponding calculation.

The following table provides a reconciliation between the non-GAAP financial measures to the comparable GAAP measures as reported in our consolidated statement of income for the six months ended June 30, 2014 and related returns.

(In Thousands, Except Per Share Data)	As Reported	Effect of Change in Tax Legislation	Non-GAAP
Income before income tax expense	$63,553	$—	$63,553
Income tax expense	9,704	11,487	21,191
Net income	53,849	(11,487)	42,362
Preferred stock dividends	4,388	—	4,388
Net income available to common shareholders	$49,461	$(11,487)	$37,974
Basic earnings per common share	$0.50	$(0.12)	$0.38
Diluted earnings per common share	$0.50	$(0.12)	$0.38
Return on average:
Common stockholders’ equity	6.98%	(1.62)%	5.36%
Tangible common stockholders’ equity	8.03	(1.87)	6.16
Assets	0.69	(0.15)	0.54

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

Net interest income increased $873,000 to $85.8 million for the three months ended June 30, 2014, compared to $84.9 million for the three months ended June 30, 2013, and increased $4.8 million to $173.7 million for the six months ended June 30, 2014, compared to $168.9 million for the six months ended June 30, 2013.  These increases reflect declines in interest expense which exceeded the declines in interest income.  The continued low interest rate environment, coupled with the restructuring of borrowings and the prepayment of our junior subordinated debentures during 2013, has resulted in the average cost of interest-bearing liabilities declining more than the average yield on interest-earning assets.  The declines in interest income primarily reflected reductions in the average balances of residential mortgage loans and lower average yields on our mortgage loan portfolio, partially offset by increases in the average balances of multi-family and commercial real estate mortgage loans and interest earned on our mortgage-backed and other securities portfolio for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013.  The declines in interest expense were primarily attributable to declines in the average costs of borrowings and the average balances of certificates of deposit for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013.

The net interest rate spread increased eight basis points to 2.23% for the three months ended June 30, 2014, from 2.15% for the three months ended June 30, 2013, and increased fourteen basis points to 2.27% for the six months ended June 30, 2014, from 2.13% for the six months ended June 30, 2013.  The net interest margin increased nine basis points to 2.31% for the three months ended June 30, 2014, from 2.22% for the three months ended June 30, 2013, and increased fourteen basis points to 2.34% for the six months ended June 30, 2014, from 2.20% for the six months ended June 30, 2013.  The average balance of net interest-earning assets increased $108.5 million to $1.05 billion for the three months ended June 30, 2014, from $938.3 million for the three months ended June 30, 2013, and increased $167.6 million to $1.03 billion for the six months ended June 30, 2014, from $858.6 million for the six months ended June 30, 2013.

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

	For the Three Months Ended June 30,
	2014				2013
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$7,731,250		$62,294	3.22%	$8,984,211		$73,629	3.28%
Multi-family and commercial real estate	4,297,463		43,347	4.03	3,544,459		40,390	4.56
Consumer and other loans (1)	238,164		2,085	3.50	258,260		2,208	3.42
Total loans	12,266,877		107,726	3.51	12,786,930		116,227	3.64
Mortgage-backed and other securities (2)	2,325,214		14,116	2.43	2,235,818		11,857	2.12
Interest-earning cash accounts	104,033		80	0.31	100,845		70	0.28
FHLB-NY stock	147,224		1,458	3.96	150,225		1,620	4.31
Total interest-earning assets	14,843,348		123,380	3.32	15,273,818		129,774	3.40
Goodwill	185,151				185,151
Other non-interest-earning assets	674,527				760,740
Total assets	$15,703,026				$16,219,709

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,411,953		301	0.05	$2,727,016		339	0.05
Money market	2,103,462		1,160	0.22	1,802,018		1,137	0.25
NOW and demand deposit	2,136,667		175	0.03	2,121,774		179	0.03
Total core deposits	6,652,082		1,636	0.10	6,650,808		1,655	0.10
Certificates of deposit	3,016,811		11,187	1.48	3,662,085		14,034	1.53
Total deposits	9,668,893		12,823	0.53	10,312,893		15,689	0.61
Borrowings	4,127,661		24,783	2.40	4,022,640		29,184	2.90
Total interest-bearing liabilities	13,796,554		37,606	1.09	14,335,533		44,873	1.25
Non-interest-bearing liabilities	343,589				444,427
Total liabilities	14,140,143				14,779,960
Stockholders’ equity	1,562,883				1,439,749
Total liabilities and stockholders’ equity	$15,703,026				$16,219,709

Net interest income/ net interest rate spread (3)			$85,774	2.23%			$84,901	2.15%

Net interest-earning assets/ net interest margin (4)	$1,046,794			2.31%	$938,285			2.22%

Ratio of interest-earning assets to interest-bearing liabilities	1.08	x			1.07	x

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

(4)         Net interest margin represents net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,
	2014				2013
(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$7,857,298		$127,248	3.24%	$9,266,404		$153,836	3.32%
Multi-family and commercial real estate	4,225,270		86,737	4.11	3,421,366		79,013	4.62
Consumer and other loans (1)	238,561		4,171	3.50	261,103		4,436	3.40
Total loans	12,321,129		218,156	3.54	12,948,873		237,285	3.66
Mortgage-backed and other securities (2)	2,294,045		27,793	2.42	2,124,191		22,756	2.14
Interest-earning cash accounts	100,299		149	0.30	96,411		125	0.26
FHLB-NY stock	149,401		3,291	4.41	157,198		3,649	4.64
Total interest-earning assets	14,864,874		249,389	3.36	15,326,673		263,815	3.44
Goodwill	185,151				185,151
Other non-interest-earning assets	666,483				784,774
Total assets	$15,716,508				$16,296,598

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,440,149		605	0.05	$2,748,927		681	0.05
Money market	2,065,862		2,420	0.23	1,747,387		3,230	0.37
NOW and demand deposit	2,109,164		340	0.03	2,091,142		346	0.03
Total core deposits	6,615,175		3,365	0.10	6,587,456		4,257	0.13
Certificates of deposit	3,084,022		22,687	1.47	3,760,300		28,753	1.53
Total deposits	9,699,197		26,052	0.54	10,347,756		33,010	0.64
Borrowings	4,139,474		49,593	2.40	4,120,337		61,872	3.00
Total interest-bearing liabilities	13,838,671		75,645	1.09	14,468,093		94,882	1.31
Non-interest-bearing liabilities	330,332				450,301
Total liabilities	14,169,003				14,918,394
Stockholders’ equity	1,547,505				1,378,204
Total liabilities and stockholders’ equity	$15,716,508				$16,296,598

Net interest income/ net interest rate spread (3)			$173,744	2.27%			$168,933	2.13%

Net interest-earning assets/ net interest margin (4)	$1,026,203			2.34%	$858,580			2.20%

Ratio of interest-earning assets to interest-bearing liabilities	1.07	x			1.06	x

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

	Increase (Decrease) for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013			Increase (Decrease) for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
Residential	$(10,020)	$(1,315)	$(11,335)	$(22,951)	$(3,637)	$(26,588)
Multi-family and commercial real estate	7,982	(5,025)	2,957	17,126	(9,402)	7,724
Consumer and other loans	(174)	51	(123)	(393)	128	(265)
Mortgage-backed and other securities	485	1,774	2,259	1,910	3,127	5,037
Interest-earning cash accounts	2	8	10	5	19	24
FHLB-NY stock	(32)	(130)	(162)	(179)	(179)	(358)
Total	(1,757)	(4,637)	(6,394)	(4,482)	(9,944)	(14,426)
Interest-bearing liabilities:
Savings	(38)	—	(38)	(76)	—	(76)
Money market	171	(148)	23	532	(1,342)	(810)
NOW and demand deposit	1	(5)	(4)	3	(9)	(6)
Certificates of deposit	(2,401)	(446)	(2,847)	(4,980)	(1,086)	(6,066)
Borrowings	743	(5,144)	(4,401)	282	(12,561)	(12,279)
Total	(1,524)	(5,743)	(7,267)	(4,239)	(14,998)	(19,237)
Net change in net interest income	$(233)	$1,106	$873	$(243)	$5,054	$4,811

Interest Income

Interest income decreased $6.4 million to $123.4 million for the three months ended June 30, 2014, from $129.8 million for the three months ended June 30, 2013, due to a decrease in the average yield on interest-earning assets to 3.32% for the three months ended June 30, 2014, from 3.40% for the three months ended June 30, 2013, coupled with a decrease of $430.5 million in the average balance of interest-earning assets to $14.84 billion for the three months ended June 30, 2014, from $15.27 billion for the three months ended June 30, 2013.  The decrease in the average yield on interest-earning assets was primarily due to a lower average yield on mortgage loans, partially offset by an increase in the average yield on mortgage-backed and other securities.  The decrease in the average balance of interest-earning assets was primarily due to a decrease in the average balance of residential mortgage loans, partially offset by increases in the average balances of multi-family and commercial real estate mortgage loans and mortgage-backed and other securities.

Interest income on residential mortgage loans decreased $11.3 million to $62.3 million for the three months ended June 30, 2014, from $73.6 million for the three months ended June 30, 2013, due to a decrease of $1.25 billion in the average balance to $7.73 billion for the three months ended June 30, 2014, from $8.98 billion for the three months ended June 30, 2013, coupled with a decrease in the average yield to 3.22% for the three months ended June 30, 2014, from 3.28% for the three months ended June 30, 2013.  The decrease in the average balance of residential mortgage loans reflected the continued decline of this portfolio as repayments outpaced our originations over the past year.  The decrease in the average yield was primarily due to new originations at lower interest rates than the rates on loans repaid over the past year and the impact of the downward repricing of our ARM loans, partially offset by a decline in amortization of net premium and deferred loan origination cost.  Net premium and deferred loan origination cost amortization decreased $2.8 million to $2.9 million for the three months ended June 30, 2014, from $5.7 million for the three months ended June 30, 2013, reflecting the decline in residential mortgage loan repayments for the 2014 second quarter compared to the 2013 second quarter.

Interest income on multi-family and commercial real estate mortgage loans increased $2.9 million to $43.3 million for the three months ended June 30, 2014, from $40.4 million for the three months ended June 30, 2013, due to an increase of $753.0 million in the average balance to $4.30 billion for the three months ended June 30, 2014, from $3.54 billion for the three months ended June 30, 2013, partially offset by a decrease in the average yield to 4.03% for the three months ended June 30, 2014, from 4.56% for the three months ended June 30, 2013.  The increase in the average balance of multi-family and commercial real estate loans was attributable to strong levels of originations of such loans which exceeded repayments over the past year.  The decrease in the average yield was due, in part, to new originations at interest rates below the weighted average rate of the portfolio, coupled with a decrease in prepayment penalties.  Prepayment penalties decreased $816,000 to $1.1 million for the three months ended June 30, 2014, from $1.9 million for the three months ended June 30, 2013.

Interest income on mortgage-backed and other securities increased $2.2 million to $14.1 million for the three months ended June 30, 2014, from $11.9 million for the three months ended June 30, 2013, due to an increase in the average yield to 2.43% for the three months ended June 30, 2014, from 2.12% for the three months ended June 30, 2013, coupled with an increase of $89.4 million in the average balance of the portfolio.  The increase in the average yield on mortgage-backed and other securities was primarily due to purchases of new securities with higher coupons than the weighted average coupon for the portfolio and a decrease in net premium amortization.  Net premium amortization decreased $2.3 million to $2.2 million for the three months ended June 30, 2014, from $4.5 million for the three months ended June 30, 2013.  The increase in the average balance of mortgage-backed and other securities reflects securities purchases over the past year in excess of repayments and sales.

Interest income decreased $14.4 million to $249.4 million for the six months ended June 30, 2014, from $263.8 million for the six months ended June 30, 2013, due to a decrease in the average yield on interest-earning assets to 3.36% for the six months ended June 30, 2014, from 3.44% for the six months ended June 30, 2013, coupled with a decrease of $461.8 million in the average balance of interest-earning assets to $14.86 billion for the six months ended June 30, 2014, from $15.33 billion for the six months ended June 30, 2013.

Interest income on residential mortgage loans decreased $26.6 million to $127.2 million for the six months ended June 30, 2014, from $153.8 million for the six months ended June 30, 2013, due to a decrease of $1.41 billion in the average balance to $7.86 billion for the six months ended June 30, 2014, from $9.27 billion for the six months ended June 30, 2013, coupled with a decrease in the average yield to 3.24% for the six months ended June 30, 2014, from 3.32% for the six months ended June 30, 2013.  Net premium and deferred loan origination cost amortization on residential mortgage loans decreased $5.9 million to $5.3 million for the six months ended June 30, 2014, from $11.2 million for the six months ended June 30, 2013.

Interest income on multi-family and commercial real estate loans increased $7.7 million to $86.7 million for the six months ended June 30, 2014, from $79.0 million for the six months ended June 30, 2013, due to an increase of $803.9 million in the average balance to $4.23 billion for the six months ended June 30, 2014, from $3.42 billion for the six months ended June 30, 2013, partially offset by a decrease in the average yield to 4.11% for the six months ended June 30, 2014, from 4.62% for the six months ended June 30, 2013.  Prepayment penalties totaled $3.4 million for the six months ended June 30, 2014 and $3.3 million for the six months ended June 30, 2013.

Interest income on mortgage-backed and other securities increased $5.0 million to $27.8 million for the six months ended June 30, 2014, from $22.8 million for the six months ended June 30, 2013, due to an increase in the average yield to 2.42% for the six months ended June 30, 2014, from 2.14% for the six months ended June 30, 2013, coupled with an increase of $169.9 million in the average balance of the portfolio.  Net premium amortization on mortgage-backed and other securities decreased $5.0 million to $4.4 million for the six months ended June 30, 2014, from $9.4 million for the six months ended June 30, 2013.

The principal reasons for the changes in the average yields and average balances of the various assets noted above for the six months ended June 30, 2014 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2014.

Interest Expense

Interest expense decreased $7.3 million to $37.6 million for the three months ended June 30, 2014, from $44.9 million for the three months ended June 30, 2013, due to a decrease in the average cost of interest-bearing liabilities to 1.09% for the three months ended June 30, 2014, from 1.25% for the three months ended June 30, 2013, coupled with a decrease of $539.0 million in the average balance of interest-bearing liabilities to $13.80 billion for the three months ended June 30, 2014, from $14.34 billion for the three months ended June 30, 2013.  The decrease in the average cost of interest-bearing liabilities was primarily due to a decrease in the average cost of borrowings.  The decrease in the average balance of interest-bearing liabilities primarily reflects a decrease in the average balance of certificates of deposit, partially offset by an increase in the average balance of borrowings.

Interest expense on total deposits decreased $2.9 million to $12.8 million for the three months ended June 30, 2014, from $15.7 million for the three months ended June 30, 2013, due to a decrease of $644.0 million in the average balance of total deposits to $9.67 billion for the three months ended June 30, 2014, from $10.31 billion for the three months ended June 30, 2013, coupled with a decrease in the average cost to 0.53% for the three months ended June 30, 2014, from 0.61% for the three months ended June 30, 2013.  The decrease in the average balance of total deposits was primarily due to decreases in the average balances of certificates of deposit and savings accounts, partially offset by an increase in the average balance of money market accounts.  The decrease in the average cost of total deposits was primarily due to decreases in the average costs of our certificates of deposit and money market accounts.

Interest expense on certificates of deposit decreased $2.8 million to $11.2 million for the three months ended June 30, 2014, from $14.0 million for the three months ended June 30, 2013, due to a decrease of $645.3 million in the average balance, coupled with a decrease in the average cost to 1.48% for the three months ended June 30, 2014, from 1.53% for the three months ended June 30, 2013.  The decrease in the average balance of certificates of deposit was primarily the result of our reduced focus on certificates of deposit, reflecting our efforts to reposition the liability mix of our balance sheet to increase our core deposits and reduce certificates of deposit.  The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates.  During the three months ended June 30, 2014, $461.2 million of certificates of deposit, with a weighted average rate of 0.57% and a weighted average maturity at inception of seventeen months, matured and $344.8 million of certificates of deposit were issued or repriced, with a weighted average rate of 0.32% and a weighted average maturity at inception of thirteen months.

Interest expense on borrowings decreased $4.4 million to $24.8 million for the three months ended June 30, 2014, from $29.2 million for the three months ended June 30, 2013, due to a decrease in the average cost to 2.40% for the three months ended June 30, 2014, from 2.90% for the three months ended June 30, 2013, partially offset by an increase of $105.0 million in the average balance of borrowings to $4.13 billion for the three months ended June 30, 2014, from $4.02 billion for the three months ended June 30, 2013.  The decrease in the average cost of borrowings reflects the restructuring of $1.35 billion of borrowings and the prepayment of our junior subordinated debentures in 2013 and increased utilization of short-term federal funds purchased and FHLB-NY advances during the three months ended June 30, 2014, compared to the three months ended June 30, 2013.

Interest expense decreased $19.3 million to $75.6 million for the six months ended June 30, 2014, from $94.9 million for the six months ended June 30, 2013, due to a decrease in the average cost of interest-bearing liabilities to 1.09% for the six months ended June 30, 2014, from 1.31% for the six months ended June 30, 2013, coupled with a decrease of $629.4 million in the average balance of interest-bearing liabilities to $13.84 billion for the six months ended June 30, 2014, from $14.47 billion for the six months ended June 30, 2013.  The decrease in the average balance of interest-bearing liabilities primarily reflects a decrease in the average balance of certificates of deposit.

Interest expense on total deposits decreased $6.9 million to $26.1 million for the six months ended June 30, 2014, from $33.0 million for the six months ended June 30, 2013, due to a decrease of $648.6 million in the average balance of total deposits to $9.70 billion for the six months ended June 30, 2014, from $10.35 billion for the six months ended June 30, 2013, coupled with a decrease in the average cost to 0.54% for the six months ended June 30, 2014, from 0.64% for the six months ended June 30, 2013.

Interest expense on certificates of deposit decreased $6.1 million to $22.7 million for the six months ended June 30, 2014, from $28.8 million for the six months ended June 30, 2013, due to a decrease of $676.3 million in the average balance, coupled with a decrease in the average cost to 1.47% for the six months ended June 30, 2014, from 1.53% for the six months ended June 30,

2013.  During the six months ended June 30, 2014, $1.09 billion of certificates of deposit with a weighted average rate of 0.70% and a weighted average maturity at inception of seventeen months matured and $735.3 million of certificates of deposit were issued or repriced, with a weighted average rate of 0.31% and a weighted average maturity at inception of thirteen months.  Interest expense on money market accounts decreased $810,000 to $2.4 million for the six months ended June 30, 2014, from $3.2 million for the six months ended June 30, 2013, primarily due to a decrease in the average cost to 0.23% for the six months ended June 30, 2014, compared to 0.37% for the six months ended June 30, 2013, partially offset by an increase of $318.5 million in the average balance of such accounts.

Interest expense on borrowings decreased $12.3 million to $49.6 million for the six months ended June 30, 2014, from $61.9 million for the six months ended June 30, 2013, primarily due to a decrease in the average cost to 2.40% for the six months ended June 30, 2014, from 3.00% for the six months ended June 30, 2013.

Except as noted above, the principal reasons for the changes in the average costs and average balances of the various liabilities noted above for the six months ended June 30, 2014 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2014.

Provision for Loan Losses (Credited) Charged to Operations

We review our allowance for loan losses on a quarterly basis.  Material factors considered during our quarterly review are the composition and size of our loan portfolio, the levels and composition of loan delinquencies and non-performing loans, our loss history and our evaluation of the housing and real estate markets and the current economic environment.  We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  We are impacted by both national and regional economic factors, with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut.  Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging.  Interest rates have been at or near historical lows and we expect them to remain low for the near term.  Long-term interest rates moved higher during the latter half of 2013 but declined somewhat in the first half of 2014, with the ten-year U.S. Treasury rate decreasing from 3.03% at December 31, 2013 to 2.53% at the end of June 2014.  The national unemployment rate was 6.1% for June 2014, compared to 6.7% for December 2013, and new job growth in 2014 has continued its slow pace.  Softness persists in the housing and real estate markets, although the extent of such softness varies from region to region.  We believe market conditions remain favorable in the New York metropolitan area with respect to our multi-family mortgage loan origination activities, though increasing competition in this area has resulted in some competitor institutions offering rates and/or product terms at levels which we have chosen not to offer and which we believe do not fit our current risk tolerance.

We recorded a provision for loan losses credited to operations of $5.7 million for the three months ended June 30, 2014 and $4.1 million for the six months ended June 30, 2014.  This compares to a provision for loan losses charged to operations of $4.5 million for the three months ended June 30, 2013 and $13.7 million for the six months ended June 30, 2013.  The provisions credited to operations for the three and six months ended June 30, 2014 were primarily the result of a $5.7 million release of reserves previously established in our allowance for loan losses that were no longer deemed necessary following the designation of a pool of non-performing residential mortgage loans as held-for-sale as of June 30, 2014.  Net loan charge-offs totaled $9.7 million, or 31 basis points of average loans outstanding, annualized, for the three months ended June 30, 2014, and $16.3 million, or 26 basis points of average loans outstanding, annualized, for the six months ended June 30, 2014.  This compares to $4.9 million, or 15 basis points of average loans outstanding, annualized, for the three months ended June 30, 2013 and $15.3 million, or 24 basis points of average loans outstanding, annualized, for the six months ended June 30, 2013.  In connection with designating the pool of loans as held-for-sale, which is discussed more fully in “Designation of Loans as Non-Performing Loans Held-for-Sale” and “Asset Quality,” the pool of loans was written down to its estimated fair value through a loan charge-off of $8.7 million which is included in net loan charge-offs for the three and six months ended June 30, 2014.

The allowance for loan losses declined to $118.6 million at June 30, 2014, compared to $134.0 million at March 31, 2014 and $139.0 million at December 31, 2013.  The allowance for loan losses as a percentage of total loans was 0.98% at June 30, 2014, compared to 1.09% at March 31, 2014 and 1.12% at December 31, 2013.  The allowance for loan losses as a percentage of non-performing loans was 108.09% at June 30, 2014, compared to 41.44% at March 31, 2014 and 41.87% at December 31, 2013.  Non-performing loans, which are comprised primarily of mortgage loans, totaled $109.7 million, or 0.91% of total loans at June 30, 2014, a decrease of $213.7 million compared to $323.4 million, or 2.63% of total loans, at March 31, 2014, and a decrease of $222.3 million compared to $332.0 million, or 2.67% of total loans, at December 31, 2013.  The decline in the allowance for loan losses and non-performing loans, and the change in the related ratios at June 30, 2014, compared to March 31, 2014 and December 31, 2013, reflect in large part the designation of a pool of non-performing residential mortgage loans as held-for-sale as of June 30, 2014.  The pool of loans is carried in our consolidated statement of financial condition as non-performing residential mortgage loans held-for-sale at its estimated fair value of $186.3 million at June 30, 2014 and is therefore not included in disclosures regarding our total loan portfolio, non-performing loans and related ratios as of June 30, 2014.  The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages related to our non-performing loans are generally higher than the allowance coverage percentages related to our performing loans.  In evaluating our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral.

When analyzing our asset quality trends and coverage ratios, consideration is given to the accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio.  Included in our non-performing loans are residential mortgage loans which are 180 days or more past due for which we update our estimates of collateral values annually.  We record a charge-off for the portion of the recorded investment in these loans in excess of the estimated fair value of the underlying collateral less estimated selling costs.  Therefore, certain losses inherent in our non-performing residential mortgage loans are being recognized through a charge-off at 180 days past due and annually thereafter.  The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans.  Therefore, when reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs is considered.  Non-performing residential mortgage loans which were 180 days or more past due at June 30, 2014 declined to $7.8 million, net of $2.2 million in charge-offs related to such loans, compared to $202.7 million, net of $60.6 million in charge-offs related to such loans, at December 31, 2013.  This decline was primarily attributable to the aforementioned designation of a pool of non-performing residential mortgage loans as held-for-sale as of June 30, 2014.

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio.  We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time.  Our 2014 second quarter analysis of loss severity on residential mortgage loans, defined as the ratio of net write downs taken through disposition of the asset (typically the sale of REO or a short sale) to the loan’s original principal balance, indicated an average loss severity of approximately 27%, compared to approximately 26% in our 2014 first quarter analysis and approximately 30% in our 2013 fourth quarter analysis.  Our analysis in the 2014 second quarter involved a review of residential REO sales and short sales which occurred during the twelve months ended March 31, 2014 and included both full documentation and reduced documentation loans in a variety of states with varying years of origination.  Our 2014 second quarter analysis of charge-offs on multi-family and commercial real estate mortgage loans, which generally relate to certain delinquent and non-performing loans transferred to held-for-sale and loans modified in a TDR, during the twelve months ended March 31, 2014 indicated an average loss severity of approximately 29%, compared to approximately 23% in our 2014 first quarter analysis and 19% in our 2013 fourth quarter analysis.  We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses.  However, the uniqueness of each multi-family and commercial real estate loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses.  The ratio of the allowance for loan losses to non-performing loans was approximately 108% at June 30, 2014, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses.

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

During the 2014 first quarter, total delinquent loans decreased $31.3 million since December 31, 2013 and net loan charge-offs decreased compared to the 2013 fourth quarter.  The national unemployment rate was 6.7% for March 2014, unchanged compared to December 2013, and there were job gains for the quarter totaling 533,000 at the time of our analysis.  We continued to update our charge-off and loss analysis during the 2014 first quarter and updated our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased compared to December 31, 2013 and totaled $134.0 million at March 31, 2014 which resulted in a provision for loan losses charged to operations of $1.6 million for the 2014 first quarter.  As of June 30, 2014, we designated a pool of non-performing residential mortgage loans as held-for-sale, substantially all of which were 90 days or more past due, which resulted in a significant decline in total delinquent loans remaining in our loan portfolio at June 30, 2014 compared to March 31, 2014.  Net loan charge-offs were higher in the 2014 second quarter compared to the 2014 first quarter, primarily due to the loan charge-off recorded in the second quarter in connection with designating the aforementioned pool of loans as held-for-sale.  The national unemployment rate decreased to 6.1% for June 2014 and job gains in the 2014 second quarter totaled 816,000 at the time of our analysis.  We continued to update our charge-off and loss analysis during the 2014 second quarter and updated our allowance coverage percentages accordingly.  As a result of these factors, our allowance for loan losses decreased compared to March 31, 2014 and totaled $118.6 million at June 30, 2014 which resulted in a provision for loan losses credited to operations of $5.7 million for the 2014 second quarter and $4.1 million for the six months ended June 30, 2014.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, the levels and composition of loan delinquencies and non-performing loans, our loss history and our evaluation of the housing and real estate markets and the current economic environment.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at June 30, 2014 and December 31, 2013.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality” and Note 4 of Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, “Financial Statements (Unaudited).”

Non-Interest Income

Non-interest income decreased $4.8 million to $13.8 million for the three months ended June 30, 2014, from $18.6 million for the three months ended June 30, 2013.  For the six months ended June 30, 2014, non-interest income decreased $9.4 million to $27.5 million, from $36.9 million for the six months ended June 30, 2013.  These decreases were primarily due to lower mortgage banking income, net, and the absence of gain on sales of securities in the 2014 periods compared to gross realized gains of $2.1 million for the three and six months ended June 30, 2013 resulting from the sale of mortgage-backed securities from the available-for-sale portfolio with an amortized cost of $39.6 million in the 2013 second quarter.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, decreased $2.8 million to $610,000 for the three months ended June 30, 2014, from $3.4 million for the three months ended June 30, 2013, and decreased $6.8 million to $1.4 million for the six months ended June 30, 2014, from $8.2 million for the six months ended June 30, 2013.  These decreases were primarily due to declines in net gain on sales of loans and provisions recorded in the valuation allowance for the impairment of MSR for the three and six months ended June 30, 2014, compared to recoveries recorded for the 2013 periods.  Net gain on sales of loans totaled $347,000 for the three months ended June 30, 2014 and $794,000 for the six months ended June 30, 2014, compared to $1.5 million for the three months ended June 30, 2013 and $5.5 million for the six months ended June 30, 2013. The decline in net gain on sales of loans primarily reflected a decrease in the volume of loans sold during the first half of 2014 compared to the first half of 2013 attributable to a decline in the levels of originations of such loans in 2014 compared to 2013.  In addition, during the 2013 first quarter, we eliminated the backlog of loan sale closings that existed at December 31, 2012, resulting from delays in the 2012 fourth quarter as the New York metropolitan area recovered from Hurricane Sandy. The provision for the valuation allowance for the impairment of MSR totaled $110,000 for the three months ended June 30, 2014 and $123,000 for the six months ended June 30, 2014.  This compares to recoveries of $1.7 million for the three months ended June 30, 2013 and $2.5 million for the six months ended June 30, 2013. The recoveries recorded in 2013 were primarily the result of a significant decrease in the estimated weighted average constant prepayment rate on mortgages and a corresponding increase in the estimated weighted average life of the servicing portfolio at June 30, 2013 compared to December 31, 2012 reflecting the increase in the U.S. Treasury rates in the latter part of the 2013 second quarter.

Non-Interest Expense

Non-interest expense decreased $2.8 million to $71.6 million for the three months ended June 30, 2014, from $74.4 million for the three months ended June 30, 2013, and decreased $4.1 million to $141.8 million for the six months ended June 30, 2014, from $145.9 million for the six months ended June 30, 2013.  These decreases were largely attributable to a $4.3 million prepayment charge for the early extinguishment of our junior subordinated debentures in the 2013 second quarter and lower federal deposit insurance premium expense in 2014 compared to 2013, partially offset by increases in compensation and benefits expenses and other expenses.  Our percentage of general and administrative expense to average assets, annualized, decreased slightly to 1.82% for the three months ended June 30, 2014 and 1.80% for the six months ended June 30, 2014, compared to 1.83% for the three months ended June 30, 2013 and 1.79% for the six months ended June 30, 2013.  The slight declines in these ratios reflect the declines in general and administrative expenses, substantially offset by the declines in average assets for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013.

Compensation and benefits expense increased $1.0 million to $34.4 million for the three months ended June 30, 2014, from $33.4 million for the three months ended June 30, 2013, and increased $2.4 million to $67.8 million for the six months ended June 30, 2014, from $65.4 million for the six months ended June 30, 2013.  These increases reflect higher salaries, incentive compensation and stock-based compensation costs, partially offset by lower pension related expenses and the absence of ESOP related costs for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013.  Also contributing to the increase for the first half of 2014, compared to the first half of 2013, was a $3.1 million reduction in compensation and benefits expense in the 2013 first quarter to reflect changes in certain compensation policies which became effective January 1, 2013.  ESOP related expenses totaled $2.5 million for the 2013 second quarter and $5.1 million for the first half of 2013.  There were no ESOP related costs in 2014 as a result of the final allocation of shares to participant accounts as of December 31, 2013.  Effective April 1, 2014, the ESOP was merged into the incentive savings plan.  The declines in pension related expenses reflects the recognition of a net periodic benefit for our defined benefit pension plans of $727,000 for the three months ended June 30, 2014 and $1.4 million for the six months ended June 30, 2014, compared to a net periodic cost of $19,000 for the three months ended June 30, 2013 and $73,000 for the six months ended June 30, 2013, reflecting improvements in the funded status of such plans and the expected return on pension plan assets, coupled with lower other postretirement benefit plan costs.

Federal deposit insurance premium expense decreased $1.7 million to $7.3 million for the three months ended June 30, 2014, compared to $9.0 million for the three months ended June 30, 2013, and decreased $3.4 million to $15.8 million for the six months ended June 30, 2014, compared to $19.2 million for the six months ended June 30, 2013, reflecting a reduction in both our assessment base and assessment rate.  Other non-interest expense increased $1.6 million to $9.7 million for the three months ended June 30, 2014, compared to $8.1 million for the three months ended June 30, 2013, and increased $1.8 million to $18.1 million for the six months ended June 30, 2014, compared to $16.3 million for the six months ended June 30, 2013, primarily due to higher REO related expenses.

Income Tax Expense

For the three months ended June 30, 2014, income tax expense totaled $11.5 million, representing an effective tax rate of 34.0%, compared to $8.9 million for the three months ended June 30, 2013, representing an effective tax rate of 36.2%.  For the six months ended June 30, 2014, income tax expense totaled $9.7 million.  On March 31, 2014, NYS tax legislation was signed into law in connection with the approval of the NYS 2014-2015 budget.  Portions of the new legislation will result in significant changes in the calculation of income taxes imposed on banks and thrifts operating in NYS, including changes to (1) future period NYS tax rates, (2) rules related to sourcing of revenue for NYS tax purposes and (3) the NYS taxation of entities within one corporate structure, among other provisions.  In recent years, we have been subject to taxation in NYS under an alternative taxation method.  The new legislation, among other things, removes that alternative method.  Further, the new law (1) requires that we will be taxed in a manner that we believe may result in an increase in our tax expense beginning in 2015 and (2) caused us to recognize temporary differences and net operating loss carry-forward benefits in 2014 which we were unable to recognize previously.  The result of this legislative change was an increase in our net deferred tax asset as of March 31, 2014 with a corresponding reduction in income tax expense of $11.5 million.  See Note 1 of Notes to Consolidated Financial Statements (Unaudited), in Part I, Item 1, “Financial Statements (Unaudited),” for additional information regarding the change in tax legislation.  The impact of this change in tax legislation partially offset our income tax expense of $21.2 million resulting from current operations for the six months ended June 30, 2014, representing an effective tax rate of 33.3%.  This compares to income tax expense of $16.7 million for the six months ended June 30, 2013, representing an effective tax rate of 36.1%.  The decline in the effective tax rate for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, primarily reflects the absence of ESOP expense in 2014, a portion of which is not deductible for tax purposes.  We anticipate that our effective tax rate will increase in 2015 and 2016 as the provisions of the recent tax legislation become applicable to us.  We are continuing to evaluate and interpret the new legislation and the impact on our income tax expense in future periods.

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

As a result of our continuing efforts to reposition the asset mix of our balance sheet, we have experienced increases in our multi-family and commercial real estate mortgage loan portfolios and a decline in our residential mortgage loan portfolio.  Our multi-family mortgage loan portfolio increased to represent 30% of our total loan portfolio at June 30, 2014, compared to 26% at December 31, 2013, and our commercial real estate mortgage loan portfolio also increased and represented 7% of our total loan portfolio at June 30, 2014 and December 31, 2013.  In contrast, our residential mortgage loan portfolio decreased to represent 61% of our total loan portfolio at June 30, 2014, compared to 65% at December 31, 2013.  At June 30, 2014 and December 31, 2013, the remaining 2% of our total loan portfolio was comprised of consumer and other loans.

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

Full documentation loans comprised 91% of our total mortgage loan portfolio at June 30, 2014, compared to 90% at December 31, 2013, and comprised 85% of our residential mortgage loan portfolio at June 30, 2014 and December 31, 2013.  The following table provides further details on the composition of our residential mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At June 30, 2014		At December 31, 2013
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Residential mortgage loans:
Full documentation interest-only (1)	$1,092,216	14.91%	$1,382,201	17.20%
Full documentation amortizing	5,162,689	70.48	5,419,457	67.42
Reduced documentation interest-only (1)(2)	684,578	9.35	839,661	10.45
Reduced documentation amortizing (2)	385,191	5.26	395,957	4.93
Total residential mortgage loans	$7,324,674	100.00%	$8,037,276	100.00%

(1)

Interest-only loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  Includes interest-only hybrid ARM loans originated prior to 2007 which were underwritten at the initial note rate, which may have been a discounted rate, totaling $1.32 billion at June 30, 2014 and $1.66 billion at December 31, 2013.

(2)	Includes SISA loans totaling $156.6 million at June 30, 2014 and $193.0 million at December 31, 2013.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At June 30, 2014	At December 31, 2013
Non-performing loans (1):
Mortgage loans:
Residential	$82,711	$305,626
Multi-family	13,240	12,539
Commercial real estate	8,012	7,857
Consumer and other loans	5,764	5,980
Total non-performing loans	109,727	332,002
Non-performing residential mortgage loans held-for-sale	186,312	—
REO, net (2)	44,144	42,636
Total non-performing assets	$340,183	$374,638
Non-performing loans to total loans	0.91%	2.67%
Non-performing loans to total assets	0.70	2.10
Non-performing assets to total assets	2.16	2.37
Allowance for loan losses to non-performing loans	108.09	41.87
Allowance for loan losses to total loans	0.98	1.12

(1)

Non-performing loans included loans modified in a TDR totaling $72.0 million at June 30, 2014 and $109.8 million at December 31, 2013. Non-performing loans exclude loans which have been modified in a TDR that have been returned to accrual status.

(2)

REO, substantially all of which are residential properties at June 30, 2014 and all of which are residential properties at December 31, 2013, is net of a valuation allowance which totaled $1.0 million at June 30, 2014 and $834,000 at December 31, 2013.

Total non-performing assets decreased $34.4 million to $340.2 million at June 30, 2014, from $374.6 million at December 31, 2013.  This decline is primarily attributable to a decline in total non-performing loans, due primarily to the designation of a significant portion of our non-performing residential mortgage loans as held-for-sale.  The ratio of non-performing loans to total loans was 0.91% at June 30, 2014 compared to 2.67% at December 31, 2013.  The ratio of non-performing assets to total assets was 2.16% at June 30, 2014 compared to 2.37% at December 31, 2013.

At June 30, 2014, we designated a pool of non-accrual residential mortgage loans, substantially all of which were 90 days or more past due, as held-for-sale.  This pool of loans is carried in our consolidated statement of financial condition as non-performing residential mortgage loans held-for-sale at its estimated fair value of $186.3 million, including interest-only loans with an estimated fair value of $133.0 million, at June 30, 2014 and are therefore not included in disclosures and tables regarding our total loan portfolio, non-performing loans and related ratios as of June 30, 2014.  In connection with designating the pool of loans as held-for-sale, the pool was written down from its recorded investment of $195.0 million to its estimated fair value through a loan charge-off against the allowance for loan losses of $8.7 million.  In addition, we recorded a loan loss release of $5.7 million, included in the provision for loan losses credited to operations for the three and six months ended June 30, 2014, reflecting reserves previously established in our allowance for loan losses that were no longer deemed necessary following the designation of this pool of loans as held-for-sale.  For additional information regarding the non-performing residential loans held-for-sale, see “Designation of Loans as Non-Performing Loans Held-for-Sale.”  See also “Recent Developments.”  On a proforma basis, had the pool of loans not been designated as held-for-sale at June 30, 2014, as of that date our non-performing loans would have been $195.0 million higher, yet still representing a decline of $27.3 million from December 31, 2013.  In addition, the charge-off of $8.7 million to the allowance for loan losses and the loan loss release of $5.7 million would not have occurred.  Therefore, our allowance for loan losses at June 30, 2014 would have been $14.4 million higher, the ratio of non-performing loans to total loans would have been 162 basis points higher and the ratio of the allowance for loan losses to non-performing loans would have been 64 basis points lower.

We may agree, in certain instances, to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR.  Modifications as a result of a TDR may include, but are not limited to, interest rate modifications, payment deferrals, restructuring of payments to interest-only from amortizing and/or extensions of maturity dates.  Modifications which result in insignificant payment delays and payment shortfalls are generally not classified as a TDR.  Bankruptcy loans, in addition to being placed on non-accrual status and reported as non-performing loans, are also reported as loans modified in a TDR as relief granted by a court is also viewed as a concession to the borrower in the loan agreement.  Loans modified in a TDR are individually classified as impaired and are initially placed on non-accrual status regardless of their delinquency status.  Loans modified in a TDR which are included in non-accrual loans totaled $72.0 million at June 30, 2014 and $109.8 million at December 31, 2013, of which $67.6 million at June 30, 2014 and $79.4 million at December 31, 2013 were current or less than 90 days past due.  Loans modified in a TDR remain in non-accrual status until we determine that future collection of principal and interest is reasonably assured.  Where we have agreed to modify the contractual terms of a borrower’s loan, we require the borrower to demonstrate performance according to the restructured terms, generally for a period of six months, prior to returning the loan to accrual status.  Loans modified in a TDR which have been returned to accrual status are excluded from non-performing loans.  Restructured accruing loans totaled $108.5 million at June 30, 2014 and $100.5 million at December 31, 2013.

We discontinue accruing interest on loans when they become 90 days past due as to their payment due date and at the time a loan is deemed a TDR.  We may also discontinue accruing interest on certain other loans because of deterioration in financial or other conditions of the borrower.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and, presuming we deem the remaining recorded investment in the loan to be fully collectible, income is recognized only to the extent cash is received until a return to accrual status is warranted.  In some circumstances, we may continue to accrue interest on mortgage loans past due 90 days or more, primarily as to their maturity date but not their interest due.  In other cases, we may defer recognition of income until the principal balance has been recovered.  Non-accrual loans, including non-performing residential mortgage loans held-for-sale totaling $186.3 million and non-performing loans totaling $109.7 million, totaled $296.0 million at June 30, 2014 compared to $356.3 million at June 30, 2013.  If all non-accrual loans at June 30, 2014 and 2013 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $6.5 million for the six months ended June 30, 2014 and $8.6 million for the six months ended June 30, 2013.  This compares to actual payments recorded as interest income, with respect to such loans, of $2.2 million for the six months ended June 30, 2014 and $2.8 million for the six months ended June 30, 2013.

In addition to non-performing loans and non-performing residential mortgage loans held-for-sale, we had $150.9 million of potential problem loans at June 30, 2014, compared to $182.0 million at December 31, 2013.  Such loans include loans past due 60-89 days and accruing interest and certain other internally adversely classified loans.

Non-performing residential mortgage loans continue to include a greater concentration of reduced documentation loans as compared to the entire residential mortgage loan portfolio.  Reduced documentation loans represented only 15% of the residential mortgage loan portfolio, yet represented 51% of non-performing residential mortgage loans at June 30, 2014.  The following table provides further details on the composition of our non-performing residential mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At June 30, 2014		At December 31, 2013
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-performing residential mortgage loans:
Full documentation interest-only	$ 27,549	33.31%	$ 100,228	32.79%
Full documentation amortizing	13,377	16.17	54,909	17.97
Reduced documentation interest-only	36,542	44.18	118,158	38.66
Reduced documentation amortizing	5,243	6.34	32,331	10.58
Total non-performing residential mortgage loans (1)	$ 82,711	100.00%	$ 305,626	100.00%

(1)

Includes $61.0 million of loans less than 90 days past due at June 30, 2014, of which $55.5 million were current, and includes $71.2 million of loans less than 90 days past due at December 31, 2013, of which $62.8 million were current.

The following table provides details on the geographic composition of both our total and non-performing residential mortgage loans at June 30, 2014.

	Residential Mortgage Loans
	At June 30, 2014
(Dollars in Millions)	Total Loans	Percent of Total Loans	Total Non-Performing Loans (1)	Percent of Total Non-Performing Loans	Non-Performing Loans as Percent of State Totals
State:
New York	$ 2,181.9	29.8%	$ 6.8	8.2%	0.31%
Connecticut	737.8	10.1	5.5	6.7	0.75
Illinois	659.4	9.0	11.2	13.5	1.70
Massachusetts	638.7	8.7	2.8	3.4	0.44
Virginia	530.1	7.2	8.1	9.8	1.53
New Jersey	494.2	6.7	10.7	12.9	2.17
Maryland	458.3	6.3	15.9	19.2	3.47
California	424.0	5.8	10.3	12.5	2.43
Washington	212.2	2.9	—	—	—
Texas	191.9	2.6	—	—	—
All other states (2)(3)	796.2	10.9	11.4	13.8	1.43
Total	$ 7,324.7	100.0%	$ 82.7	100.0%	1.13%

(1)                                 Includes $61.0 million of loans which were current or less than 90 days past due.

(2)                                 Includes 25 states and Washington, D.C.

(3)                                 Includes Florida with $127.1 million of total loans, of which $2.4 million were non-performing loans.

At June 30, 2014, the geographic composition of our multi-family and commercial real estate mortgage loan portfolio was 99% in the New York metropolitan area and 1% in various other states and the geographic composition of non-performing multi-family and commercial real estate mortgage loans was 88% in the New York metropolitan area and 12% in Pennsylvania.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
At June 30, 2014:
Mortgage loans:
Residential	297	$85,973	73	$23,435	68	$21,723
Multi-family	24	2,091	9	3,549	23	10,324
Commercial real estate	3	1,635	2	2,067	1	438
Consumer and other loans	66	2,934	12	524	50	5,685
Total delinquent loans	390	$92,633	96	$29,575	142	$38,170
Delinquent loans to total loans		0.77%		0.25%		0.32%

At December 31, 2013:
Mortgage loans:
Residential	316	$96,302	62	$22,393	784	$234,378
Multi-family	52	13,844	6	1,327	24	9,054
Commercial real estate	6	2,659	3	1,690	3	1,154
Consumer and other loans	76	3,177	24	1,340	48	5,948
Total delinquent loans	450	$115,982	95	$26,750	859	$250,534
Delinquent loans to total loans		0.93%		0.21%		2.01%

In addition to the delinquent loans reported above, at June 30, 2014 we had 618 non-performing residential mortgage loans held-for-sale totaling $186.3 million, substantially all of which were 90 days or more past due.

Allowance for Loan Losses

The following table summarizes activity in the allowance for loan losses.

(In Thousands)	For the Six Months Ended June 30, 2014
Balance at January 1, 2014	$ 139,000
Provision credited to operations	(4,111)
Charge-offs:
Residential	(16,927)
Multi-family	(1,139)
Commercial real estate	(2,976)
Consumer and other loans	(1,424)
Total charge-offs	(22,466)
Recoveries:
Residential	5,750
Multi-family	237
Consumer and other loans	190
Total recoveries	6,177
Net charge-offs (1)	(16,289)
Balance at June 30, 2014	$ 118,600

(1)   Includes $8.7 million related to the non-performing residential mortgage loans designated as held-for-sale, $683,000 related to certain delinquent and non-performing multi-family mortgage loans designated as held-for-sale and $181,000 related to reduced documentation residential mortgage loans.

ITEM 3.                  Quantitative and Qualitative Disclosures about Market Risk

As a financial institution, the primary component of our market risk is interest rate risk.  The objective of our interest rate risk management policy is to maintain an appropriate mix and level of assets, liabilities and off-balance sheet items to enable us to meet our earnings and/or growth objectives, while maintaining specified minimum capital levels as required by our primary banking regulator, in the case of Astoria Bank, and as established by our Board of Directors.  We use a variety of analyses to monitor, control and adjust our asset and liability positions, primarily interest rate sensitivity gap analysis, or gap analysis, and net interest income sensitivity analysis.  Additional interest rate risk modeling is done by Astoria Bank in conformity with regulatory requirements.

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2014 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The Gap Table includes $700.0 million of borrowings which are callable within one year and on a quarterly basis thereafter classified according to their maturity dates primarily in the more than one year to three years category; and $1.25 billion of borrowings callable in more than one year to three years classified according to their maturity dates primarily in the more than five years category.  In addition, the Gap Table includes callable securities with an amortized cost of $189.6 million which are callable within one year and at various times thereafter classified according to their maturity dates in the more than five years category.  The classification of callable borrowings and securities according to their maturity dates is based on our experience with, and expectations of, the behavior of these types of instruments in the current interest rate environment.  As indicated in the Gap Table, our one-year interest rate sensitivity gap at June 30, 2014 was positive 0.40% compared to positive 2.59% at December 31, 2013.

	At June 30, 2014
(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$3,903,957	$3,173,211	$3,600,773	$1,243,330	$11,921,271
Consumer and other loans (1)	214,320	12,026	2,479	4,640	233,465
Interest-earning cash accounts	118,464	—	—	—	118,464
Securities available-for-sale	74,922	79,122	98,985	136,472	389,501
Securities held-to-maturity	212,259	349,883	479,114	892,060	1,933,316
FHLB-NY stock	—	—	—	150,288	150,288
Total interest-earning assets	4,523,922	3,614,242	4,181,351	2,426,790	14,746,305
Net unamortized purchase premiums and deferred costs (2)	21,430	19,404	23,218	19,364	83,416
Net interest-earning assets (3)	4,545,352	3,633,646	4,204,569	2,446,154	14,829,721
Interest-bearing liabilities:
Savings	312,575	372,858	372,858	1,313,605	2,371,896
Money market	1,271,161	430,490	430,490	40,311	2,172,452
NOW and demand deposit	110,118	220,194	220,194	1,601,474	2,151,980
Certificates of deposit	1,636,547	1,068,492	258,004	—	2,963,043
Borrowings, net	1,151,472	1,698,954	200,000	1,150,000	4,200,426
Total interest-bearing liabilities	4,481,873	3,790,988	1,481,546	4,105,390	13,859,797
Interest rate sensitivity gap	63,479	(157,342)	2,723,023	(1,659,236)	$969,924
Cumulative interest rate sensitivity gap	$63,479	$(93,863)	$2,629,160	$969,924

Cumulative interest rate sensitivity gap as a percentage of total assets	0.40%	(0.60)%	16.70%	6.16%
Cumulative net interest-earning assets as a percentage of interest- bearing liabilities	101.42%	98.87%	126.95%	107.00%

(1)

Mortgage loans and consumer and other loans include all loans held-for-sale and exclude the allowance for loan losses and non-performing loans in our loans receivable portfolio, except non-performing residential mortgage loans in our loans receivable portfolio which are current or less than 90 days past due.

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

We perform analyses of interest rate increases and decreases of up to 400 basis points (when reasonably practical) over various time horizons although changes in interest rates of 200 basis points over a one year horizon is a more common and reasonable scenario for analytical purposes.  Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning July 1, 2014 would decrease by approximately 5.76% from the base projection. At December 31, 2013, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2014 would have decreased by approximately 4.00% from the base projection.  The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%.  However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning July 1, 2014 would decrease by approximately 1.67% from the base projection.  At December 31, 2013, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2014 would have decreased by approximately 1.99% from the base projection.  The down 100 basis point scenarios include some limitations as well since certain indices, yields and costs are already below 1.00%.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, although our net interest income sensitivity analyses may provide an indication of our interest rate risk exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from bank owned life insurance and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning July 1, 2014 would increase by approximately $3.5 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning July 1, 2014 would decrease by approximately $3.3 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and net interest income sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2013 Annual Report on Form 10-K.

ITEM 4.                  Controls and Procedures

Monte N. Redman, our President and Chief Executive Officer, and Frank E. Fusco, our Senior Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2014.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

City of New York Notice of Determination

By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York has notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies relate to our operation of two subsidiaries of Astoria Bank, Fidata and AF Mortgage.  We disagree with the assertion of the tax deficiencies.  Hearings in this matter were held before the NYC Tax Appeals Tribunal in March and April 2013.  The NYC Tax Appeals Tribunal is not expected to render a decision in this matter until the 2014 fourth quarter.  At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position, although defense costs may be significant.  Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at June 30, 2014 with respect to this matter.

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

ITEM 1A.                     Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2013 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors,” in our March 31, 2014 Quarterly Report on Form 10-Q.  There were no material changes in risk factors relevant to our operations since March 31, 2014.

ITEM 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At June 30, 2014, a maximum of 8,107,300 shares may yet be purchased under this plan.  However, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

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

Astoria Financial Corporation

Dated:	August 7, 2014	By:	/s/	Monte N. Redman
Monte N. Redman
President and Chief Executive Officer

Dated:	August 7, 2014	By:	/s/	Frank E. Fusco
Frank E. Fusco
Senior Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Dated:	August 7, 2014	By:	/s/	John F. Kennedy
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