Form 10-Q
period 2014-09-30
ASTORIA FINANCIAL CORP
filed 2014-11-06
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Large accelerated filer ☒ Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, October 31, 2014
$0.01 Par Value	99,792,858

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	(Unaudited)
(In Thousands, Except Share Data)	At September 30, 2014	At December 31, 2013
Assets:
Cash and due from banks	$148,427	$121,950
Available-for-sale securities:
Encumbered	103,554	105,234
Unencumbered	262,472	296,456
Total available-for-sale securities	366,026	401,690
Held-to-maturity securities, fair value of $2,035,378 and $1,811,122, respectively:
Encumbered	1,139,036	1,150,315
Unencumbered	914,301	699,211
Total held-to-maturity securities	2,053,337	1,849,526
Federal Home Loan Bank of New York stock, at cost	133,398	152,207
Loans held-for-sale, net	7,629	7,375
Loans receivable	11,915,935	12,442,066
Allowance for loan losses	(113,600)	(139,000)
Loans receivable, net	11,802,335	12,303,066
Mortgage servicing rights, net	11,905	12,800
Accrued interest receivable	37,636	37,926
Premises and equipment, net	110,586	112,530
Goodwill	185,151	185,151
Bank owned life insurance	428,570	423,375
Real estate owned, net	42,458	42,636
Other assets	132,823	143,490
Total assets	$15,460,281	$15,793,722
Liabilities:
Deposits:
Savings	$2,286,347	$2,493,899
Money market	2,331,869	1,972,136
NOW and demand deposit	2,146,405	2,097,478
Certificates of deposit	2,848,140	3,291,797
Total deposits	9,612,761	9,855,310
Federal funds purchased	338,000	335,000
Reverse repurchase agreements	1,100,000	1,100,000
Federal Home Loan Bank of New York advances	2,225,000	2,454,000
Other borrowings, net	248,559	248,161
Mortgage escrow funds	138,343	109,458
Accrued expenses and other liabilities	203,612	172,280
Total liabilities	13,866,275	14,274,209
Stockholders’ Equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series C (150,000 shares authorized; and 135,000 shares issued and outstanding)	129,796	129,796
Common stock, $0.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 99,707,552 and 98,841,960 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	895,684	894,297
Retained earnings	1,977,529	1,930,026
Treasury stock (66,787,336 and 67,652,928 shares, at cost, respectively)	(1,380,134)	(1,398,021)
Accumulated other comprehensive loss	(30,534)	(38,250)
Total stockholders’ equity	1,594,006	1,519,513
Total liabilities and stockholders’ equity	$15,460,281	$15,793,722
See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands, Except Share Data)	2014	2013	2014	2013
Interest income:
Residential mortgage loans	$58,268	$69,158	$185,516	$222,994
Multi-family and commercial real estate mortgage loans	45,693	41,450	132,430	120,463
Consumer and other loans	2,157	2,175	6,328	6,611
Mortgage-backed and other securities	14,528	13,247	42,321	36,003
Interest-earning cash accounts	83	67	232	192
Federal Home Loan Bank of New York stock	1,486	1,498	4,777	5,147
Total interest income	122,215	127,595	371,604	391,410
Interest expense:
Deposits	12,804	15,156	38,856	48,166
Borrowings	24,791	26,235	74,384	88,107
Total interest expense	37,595	41,391	113,240	136,273
Net interest income	84,620	86,204	258,364	255,137
Provision for loan losses (credited) charged to operations	(3,042)	2,541	(7,153)	16,193
Net interest income after provision for loan losses	87,662	83,663	265,517	238,944
Non-interest income:
Customer service fees	9,183	9,550	27,233	27,718
Other loan fees	591	598	1,846	1,588
Gain on sales of securities	141	—	141	2,057
Mortgage banking income, net	1,252	1,888	2,662	10,060
Income from bank owned life insurance	2,150	1,972	6,278	6,211
Other	436	1,301	3,107	4,535
Total non-interest income	13,753	15,309	41,267	52,169
Non-interest expense:
General and administrative:
Compensation and benefits	34,191	33,879	101,994	99,262
Occupancy, equipment and systems	18,048	17,022	54,015	53,669
Federal deposit insurance premium	6,558	9,166	22,404	28,359
Advertising	5,023	2,074	9,173	6,225
Extinguishment of debt	—	—	—	4,266
Other	8,531	10,393	26,581	26,701
Total non-interest expense	72,351	72,534	214,167	218,482
Income before income tax expense	29,064	26,438	92,617	72,631
Income tax expense	10,256	9,514	19,960	26,190
Net income	18,808	16,924	72,657	46,441
Preferred stock dividends	2,194	2,194	6,582	5,021
Net income available to common shareholders	$16,614	$14,730	$66,075	$41,420

Basic earnings per common share	$0.17	$0.15	$0.66	$0.42
Diluted earnings per common share	$0.17	$0.15	$0.66	$0.42

Basic weighted average common shares outstanding	98,453,265	97,199,329	98,279,671	96,967,052
Diluted weighted average common shares outstanding	98,453,265	97,199,329	98,279,671	96,967,052

 See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013

Net income	$18,808	$16,924	$72,657	$46,441

Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on securities available-for-sale:
Net unrealized holding (loss) gain on securities arising during the period	(420)	(1,286)	7,272	(7,889)
Reclassification adjustment for gain on sales of securities included in net income	(91)	—	(91)	(1,332)
Net unrealized (loss) gain on securities available-for-sale	(511)	(1,286)	7,181	(9,221)

Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	147	585	443	1,754

Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	31	34	92	103

Total other comprehensive (loss) income, net of tax	(333)	(667)	7,716	(7,364)

Comprehensive income	$18,475	$16,257	$80,373	$39,077

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2014

(In Thousands, Except Share Data)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss

Balance at December 31, 2013	$1,519,513	$129,796	$1,665	$894,297	$1,930,026	$(1,398,021)	$(38,250)

Net income	72,657	—	—	—	72,657	—	—

Other comprehensive income, net of tax	7,716	—	—	—	—	—	7,716

Dividends on preferred stock ($48.75 per share)	(6,582)	—	—	—	(6,582)	—	—

Dividends on common stock ($0.12 per share)	(11,929)	—	—	—	(11,929)	—	—

Sales of treasury stock (459,836 shares)	6,092	—	—	—	(3,410)	9,502	—

Restricted stock grants (429,346 shares)	—	—	—	(5,422)	(3,450)	8,872	—

Forfeitures of restricted stock (23,590 shares)	—	—	—	281	206	(487)	—

Stock-based compensation	6,488	—	—	6,477	11	—	—

Net tax benefit excess from stock-based compensation	51	—	—	51	—	—	—

Balance at September 30, 2014	$1,594,006	$129,796	$1,665	$895,684	$1,977,529	$(1,380,134)	$(30,534)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
(In Thousands)	2014	2013
Cash flows from operating activities:
Net income	$72,657	$46,441
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on loans	8,905	16,966
Net amortization on securities and borrowings	6,947	13,084
Net provision for loan and real estate losses (credited) charged to operations	(6,137)	17,135
Depreciation and amortization	8,889	8,653
Net gain on sales of loans and securities	(528)	(8,595)
Mortgage servicing rights amortization and valuation allowance adjustments, net	1,681	(512)
Stock-based compensation and allocation of ESOP stock	6,488	13,121
Originations of loans held-for-sale	(73,653)	(229,041)
Proceeds from sales and principal repayments of loans held-for-sale	73,289	295,076
Decrease in accrued interest receivable	290	2,038
Bank owned life insurance income and insurance proceeds received, net	(5,195)	(3,027)
Decrease in other assets	7,162	31,619
Increase (decrease) in accrued expenses and other liabilities	32,159	(13,902)
Net cash provided by operating activities	132,954	189,056
Cash flows from investing activities:
Originations of loans receivable	(1,062,910)	(1,782,858)
Loan purchases through third parties	(141,033)	(348,550)
Principal payments on loans receivable	1,482,443	2,724,868
Proceeds from sales of delinquent and non-performing loans	178,470	18,501
Purchases of securities held-to-maturity	(459,943)	(828,835)
Purchases of securities available-for-sale	—	(221,080)
Principal payments on securities held-to-maturity	250,468	602,321
Principal payments on securities available-for-sale	31,031	86,270
Proceeds from sales of securities available-for-sale	14,447	41,640
Net redemptions of Federal Home Loan Bank of New York stock	18,809	17,977
Redemption of Astoria Capital Trust I common securities	—	3,866
Proceeds from sales of real estate owned, net	40,718	29,560
Purchases of premises and equipment, net of proceeds from sales	(6,945)	(6,092)
Net cash provided by investing activities	345,555	337,588
Cash flows from financing activities:
Net decrease in deposits	(242,549)	(383,584)
Net (decrease) increase in borrowings with original terms of three months or less	(76,000)	189,000
Repayments of borrowings with original terms greater than three months	(150,000)	(453,866)
Net increase in mortgage escrow funds	28,885	24,147
Proceeds from sales of treasury stock	6,092	—
Proceeds from issuance of preferred stock	—	135,000
Cash payments for preferred stock issuance costs	—	(5,204)
Cash dividends paid to stockholders	(18,511)	(14,577)
Net tax benefit excess (shortfall) from stock-based compensation	51	(1,296)
Net cash used in financing activities	(452,032)	(510,380)
Net increase in cash and cash equivalents	26,477	16,264
Cash and cash equivalents at beginning of period	121,950	121,473
Cash and cash equivalents at end of period	$148,427	$137,737

Supplemental disclosures:
Interest paid	$110,171	$137,551
Income taxes paid	$10,665	$13,455
Additions to real estate owned	$41,556	$36,962
Loans transferred to held-for-sale	$187,769	$15,642

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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2014 and December 31, 2013, our results of operations and other comprehensive income/loss for the three and nine months ended September 30, 2014 and 2013, changes in our stockholders’ equity for the nine months ended September 30, 2014 and our cash flows for the nine months ended September 30, 2014 and 2013.  In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of September 30, 2014 and December 31, 2013, and amounts of revenues, expenses and other comprehensive income/loss in the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2014 and 2013.  The results of operations and other comprehensive income/loss for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations and other comprehensive income/loss to be expected for the remainder of the year.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2013 audited consolidated financial statements and related notes included in our 2013 Annual Report on Form 10-K.

Change in New York State Tax Legislation

New York State, or NYS, tax legislation was signed into law on March 31, 2014.  While the law generally becomes effective in 2015, the nature of the changes resulted in the recording of certain deferred tax assets in the first quarter of 2014.  In recent years, we have been subject to taxation in NYS under an alternative taxation method.  The new legislation, among other things, removes that alternative method.  Further, the new law (1) requires that we will be taxed in a manner that we believe may result in an increase in our tax expense beginning in 2015 and (2) caused us to recognize temporary differences and net operating loss carry-forward benefits in 2014 which we were unable to recognize previously.  The result of this legislative change as of March 31, 2014 was an increase in our net deferred tax asset with a corresponding reduction in income tax expense of $11.5 million in the 2014 first quarter.

2.  Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At September 30, 2014
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE (1) issuance REMICs and CMOs (2)	$250,318	$3,191	$(2,763)	$250,746
Non-GSE issuance REMICs and CMOs	5,685	43	(1)	5,727
GSE pass-through certificates	13,538	478	(5)	14,011
Total residential mortgage-backed securities	269,541	3,712	(2,769)	270,484
Obligations of GSEs	98,679	—	(3,140)	95,539
Fannie Mae stock	15	—	(12)	3
Total securities available-for-sale	$368,235	$3,712	$(5,921)	$366,026
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,562,719	$12,793	$(23,830)	$1,551,682
Non-GSE issuance REMICs and CMOs	2,669	37	(7)	2,699
GSE pass-through certificates	290,152	1,168	(5,360)	285,960
Total residential mortgage-backed securities	1,855,540	13,998	(29,197)	1,840,341
Multi-family mortgage-backed securities:
GSE issuance REMICs	106,326	260	(541)	106,045
Obligations of GSEs	90,934	52	(2,531)	88,455
Other	537	—	—	537
Total securities held-to-maturity	$2,053,337	$14,310	$(32,269)	$2,035,378

(1)    Government-sponsored enterprise
(2)    Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2013
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$292,131	$1,077	$(7,134)	$286,074
Non-GSE issuance REMICs and CMOs	7,516	57	(1)	7,572
GSE pass-through certificates	16,120	770	(2)	16,888
Total residential mortgage-backed securities	315,767	1,904	(7,137)	310,534
Obligations of GSEs	98,675	—	(7,522)	91,153
Fannie Mae stock	15	—	(12)	3
Total securities available-for-sale	$414,457	$1,904	$(14,671)	$401,690
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,474,506	$12,877	$(33,925)	$1,453,458
Non-GSE issuance REMICs and CMOs	3,833	61	(10)	3,884
GSE pass-through certificates	282,473	85	(10,089)	272,469
Total residential mortgage-backed securities	1,760,812	13,023	(44,024)	1,729,811
Obligations of GSEs	88,128	—	(7,403)	80,725
Other	586	—	—	586
Total securities held-to-maturity	$1,849,526	$13,023	$(51,427)	$1,811,122

The following tables set forth the estimated fair values of securities with gross unrealized losses at the dates indicated, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the dates indicated.

	At September 30, 2014
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$22,413	$(136)	$97,773	$(2,627)	$120,186	$(2,763)
Non-GSE issuance REMICs and CMOs	—	—	102	(1)	102	(1)
GSE pass-through certificates	597	(4)	78	(1)	675	(5)
Obligations of GSEs	—	—	95,539	(3,140)	95,539	(3,140)
Fannie Mae stock	—	—	3	(12)	3	(12)
Total temporarily impaired securities available-for-sale	$23,010	$(140)	$193,495	$(5,781)	$216,505	$(5,921)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$300,843	$(3,374)	$483,810	$(20,456)	$784,653	$(23,830)
Non-GSE issuance REMICs and CMOs	—	—	296	(7)	296	(7)
GSE pass-through certificates	—	—	168,261	(5,360)	168,261	(5,360)
Multi-family mortgage-backed securities:
GSE issuance REMICs	72,587	(541)	—	—	72,587	(541)
Obligations of GSEs	—	—	78,403	(2,531)	78,403	(2,531)
Total temporarily impaired securities held-to-maturity	$373,430	$(3,915)	$730,770	$(28,354)	$1,104,200	$(32,269)

	At December 31, 2013
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$243,149	$(7,134)	$—	$—	$243,149	$(7,134)
Non-GSE issuance REMICs and CMOs	—	—	132	(1)	132	(1)
GSE pass-through certificates	172	(1)	70	(1)	242	(2)
Obligations of GSEs	91,153	(7,522)	—	—	91,153	(7,522)
Fannie Mae stock	—	—	3	(12)	3	(12)
Total temporarily impaired securities available-for-sale	$334,474	$(14,657)	$205	$(14)	$334,679	$(14,671)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$719,715	$(25,611)	$151,581	$(8,314)	$871,296	$(33,925)
Non-GSE issuance REMICs and CMOs	392	(10)	—	—	392	(10)
GSE pass-through certificates	230,795	(10,088)	28	(1)	230,823	(10,089)
Obligations of GSEs	80,725	(7,403)	—	—	80,725	(7,403)
Total temporarily impaired securities held-to-maturity	$1,031,627	$(43,112)	$151,609	$(8,315)	$1,183,236	$(51,427)

We held 101 securities which had an unrealized loss at September 30, 2014 and 109 at December 31, 2013.  At September 30, 2014 and December 31, 2013, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  None of the unrealized losses are related to credit losses.  Therefore, at September 30, 2014 and December 31, 2013, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

During the nine months ended September 30, 2014, proceeds from sales of securities from the available-for-sale portfolio totaled $14.4 million, resulting in gross realized gains totaling $141,000. During the nine months ended September 30, 2013, proceeds from sales of securities from the available-for-sale portfolio totaled $41.6 million, resulting in gross realized gains totaling $2.1 million.

At September 30, 2014, available-for-sale debt securities excluding mortgage-backed securities had an amortized cost of $98.7 million, a fair value of $95.5 million and contractual maturities in 2021 and 2022.  At September 30, 2014, held-to-maturity debt securities excluding mortgage-backed securities had an amortized cost of $91.5 million, a fair value of $89.0 million and contractual maturities primarily in 2023.  Actual maturities may differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

At September 30, 2014, we held securities with an amortized cost of $189.6 million which were callable within one year and at various times thereafter.

The balance of accrued interest receivable for securities totaled $6.3 million at September 30, 2014 and December 31, 2013.

3. Loans Receivable and Allowance for Loan Losses

The following tables set forth the composition of our loans receivable portfolio, and an aging analysis by accruing and non-accrual loans, by segment and class at the dates indicated.

	At September 30, 2014
	Past Due
(In Thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$14,725	$5,115	$—	$19,840	$942,958	$962,798
Full documentation amortizing	32,652	5,140	—	37,792	4,994,848	5,032,640
Reduced documentation interest-only	15,566	4,258	—	19,824	589,172	608,996
Reduced documentation amortizing	6,818	1,950	—	8,768	376,225	384,993
Total residential	69,761	16,463	—	86,224	6,903,203	6,989,427
Multi-family	4,351	506	152	5,009	3,644,376	3,649,385
Commercial real estate	2,199	495	—	2,694	871,670	874,364
Total mortgage loans	76,311	17,464	152	93,927	11,419,249	11,513,176
Consumer and other loans (gross):
Home equity lines of credit	1,656	159	—	1,815	173,747	175,562
Other	42	12	—	54	63,057	63,111
Total consumer and other loans	1,698	171	—	1,869	236,804	238,673
Total accruing loans	$78,009	$17,635	$152	$95,796	$11,656,053	$11,751,849
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$2,958	$177	$9,268	$12,403	$18,030	$30,433
Full documentation amortizing	548	284	9,549	10,381	5,222	15,603
Reduced documentation interest-only	2,110	1,224	11,920	15,254	24,616	39,870
Reduced documentation amortizing	799	554	1,132	2,485	4,406	6,891
Total residential	6,415	2,239	31,869	40,523	52,274	92,797
Multi-family	429	—	6,489	6,918	2,933	9,851
Commercial real estate	2,357	—	—	2,357	3,587	5,944
Total mortgage loans	9,201	2,239	38,358	49,798	58,794	108,592
Consumer and other loans (gross):
Home equity lines of credit	—	—	6,289	6,289	—	6,289
Other	—	—	34	34	—	34
Total consumer and other loans	—	—	6,323	6,323	—	6,323
Total non-accrual loans	$9,201	$2,239	$44,681	$56,121	$58,794	$114,915
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$17,683	$5,292	$9,268	$32,243	$960,988	$993,231
Full documentation amortizing	33,200	5,424	9,549	48,173	5,000,070	5,048,243
Reduced documentation interest-only	17,676	5,482	11,920	35,078	613,788	648,866
Reduced documentation amortizing	7,617	2,504	1,132	11,253	380,631	391,884
Total residential	76,176	18,702	31,869	126,747	6,955,477	7,082,224
Multi-family	4,780	506	6,641	11,927	3,647,309	3,659,236
Commercial real estate	4,556	495	—	5,051	875,257	880,308
Total mortgage loans	85,512	19,703	38,510	143,725	11,478,043	11,621,768
Consumer and other loans (gross):
Home equity lines of credit	1,656	159	6,289	8,104	173,747	181,851
Other	42	12	34	88	63,057	63,145
Total consumer and other loans	1,698	171	6,323	8,192	236,804	244,996
Total loans	$87,210	$19,874	$44,833	$151,917	$11,714,847	$11,866,764
Net unamortized premiums and deferred loan origination costs						49,171
Loans receivable						11,915,935
Allowance for loan losses						(113,600)
Loans receivable, net						$11,802,335

	At December 31, 2013
	Past Due
(In Thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$27,291	$5,220	$—	$32,511	$1,249,462	$1,281,973
Full documentation amortizing	31,189	7,415	151	38,755	5,325,944	5,364,699
Reduced documentation interest-only	22,635	5,208	—	27,843	693,660	721,503
Reduced documentation amortizing	8,993	2,311	—	11,304	352,322	363,626
Total residential	90,108	20,154	151	110,413	7,621,388	7,731,801
Multi-family	12,740	970	—	13,710	3,270,206	3,283,916
Commercial real estate	1,729	1,690	233	3,652	801,690	805,342
Total mortgage loans	104,577	22,814	384	127,775	11,693,284	11,821,059
Consumer and other loans (gross):
Home equity lines of credit	3,000	1,321	—	4,321	189,540	193,861
Other	177	19	—	196	39,644	39,840
Total consumer and other loans	3,177	1,340	—	4,517	229,184	233,701
Total accruing loans	$107,754	$24,154	$384	$132,292	$11,922,468	$12,054,760
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$2,185	$582	$78,271	$81,038	$19,190	$100,228
Full documentation amortizing	1,327	653	41,934	43,914	10,844	54,758
Reduced documentation interest-only	2,065	579	87,910	90,554	27,604	118,158
Reduced documentation amortizing	617	425	26,112	27,154	5,177	32,331
Total residential	6,194	2,239	234,227	242,660	62,815	305,475
Multi-family	1,104	357	9,054	10,515	2,024	12,539
Commercial real estate	930	—	921	1,851	5,773	7,624
Total mortgage loans	8,228	2,596	244,202	255,026	70,612	325,638
Consumer and other loans (gross):
Home equity lines of credit	—	—	5,916	5,916	32	5,948
Other	—	—	32	32	—	32
Total consumer and other loans	—	—	5,948	5,948	32	5,980
Total non-accrual loans	$8,228	$2,596	$250,150	$260,974	$70,644	$331,618
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$29,476	$5,802	$78,271	$113,549	$1,268,652	$1,382,201
Full documentation amortizing	32,516	8,068	42,085	82,669	5,336,788	5,419,457
Reduced documentation interest-only	24,700	5,787	87,910	118,397	721,264	839,661
Reduced documentation amortizing	9,610	2,736	26,112	38,458	357,499	395,957
Total residential	96,302	22,393	234,378	353,073	7,684,203	8,037,276
Multi-family	13,844	1,327	9,054	24,225	3,272,230	3,296,455
Commercial real estate	2,659	1,690	1,154	5,503	807,463	812,966
Total mortgage loans	112,805	25,410	244,586	382,801	11,763,896	12,146,697
Consumer and other loans (gross):
Home equity lines of credit	3,000	1,321	5,916	10,237	189,572	199,809
Other	177	19	32	228	39,644	39,872
Total consumer and other loans	3,177	1,340	5,948	10,465	229,216	239,681
Total loans	$115,982	$26,750	$250,534	$393,266	$11,993,112	$12,386,378
Net unamortized premiums and deferred loan origination costs						55,688
Loans receivable						12,442,066
Allowance for loan losses						(139,000)
Loans receivable, net						$12,303,066

At June 30, 2014, we designated a pool of non-performing one-to-four family, or residential, mortgage loans, substantially all of which were 90 days or more past due, as held-for-sale. In connection with the designation of the pool of loans as held-for-sale, we recorded a loan charge-off of $8.7 million against the allowance for loan losses during the 2014 second quarter to write down the pool of loans from its immediately previous aggregate recorded investment of $195.0 million to its estimated fair value at that time of $186.3 million. As a result of our quarterly review of the adequacy of the allowance for loan losses as of June 30, 2014, $5.7 million of reserves previously attributable to this pool of loans was deemed no longer required and was credited to the provision for loan losses as a reserve release in the 2014 second quarter. On July 31, 2014, we completed a bulk sale transaction of substantially all of the non-performing residential mortgage loans held-for-sale at terms approximating their carrying value at June 30, 2014. Total loans sold in that transaction had a carrying value of $173.7 million, reflecting the previous write down to the estimated fair value through June 30, 2014. The majority of the remaining loans from the pool designated as held-for-sale as of June 30, 2014 were either foreclosed upon and transferred to real estate owned, or REO, or were satisfied via short sales or payoffs during the 2014 third quarter with no material impact on our financial condition or results of operations. On September 12, 2014, we completed a second sale transaction, with the same counterparty as the bulk sale transaction, in which we sold all of the remaining non-performing residential mortgage loans held-for-sale with a carrying value of $4.0 million, reflecting the previous write down to the estimated fair value through June 30, 2014, and recorded a loss on the sale of such loans in the 2014 third quarter of $920,000, included in other non-interest income.

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

The following tables set forth the changes in our allowance for loan losses by loan receivable segment for the periods indicated.

	For the Three Months Ended September 30, 2014
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at July 1, 2014	$56,552	$37,075	$15,433	$9,540	$118,600
Provision (credited) charged to operations	(7,617)	3,183	1,245	147	(3,042)
Charge-offs	(2,134)	(2,275)	(143)	(352)	(4,904)
Recoveries	2,531	324	—	91	2,946
Balance at September 30, 2014	$49,332	$38,307	$16,535	$9,426	$113,600

	For the Nine Months Ended September 30, 2014
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at January 1, 2014	$80,337	$36,703	$13,136	$8,824	$139,000
Provision (credited) charged to operations	(20,225)	4,457	6,518	2,097	(7,153)
Charge-offs	(19,061)	(3,414)	(3,119)	(1,776)	(27,370)
Recoveries	8,281	561	—	281	9,123
Balance at September 30, 2014	$49,332	$38,307	$16,535	$9,426	$113,600

	For the Three Months Ended September 30, 2013
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at July 1, 2013	$78,788	$40,865	$16,642	$7,605	$143,900
Provision charged (credited) to operations	7,659	(2,521)	(2,592)	(5)	2,541
Charge-offs	(5,560)	(99)	(293)	(544)	(6,496)
Recoveries	2,537	—	247	271	3,055
Balance at September 30, 2013	$83,424	$38,245	$14,004	$7,327	$143,000

	For the Nine Months Ended September 30, 2013
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at January 1, 2013	$89,267	$35,514	$14,404	$6,316	$145,501
Provision charged to operations	7,488	5,131	1,378	2,196	16,193
Charge-offs	(20,332)	(3,637)	(2,313)	(1,672)	(27,954)
Recoveries	7,001	1,237	535	487	9,260
Balance at September 30, 2013	$83,424	$38,245	$14,004	$7,327	$143,000

The following table sets forth the balances of our residential interest-only mortgage loans at September 30, 2014 by the period in which such loans are scheduled to enter their amortization period.

(In Thousands)	Recorded Investment
Amortization scheduled to begin in:
Twelve months or less	$494,856
Thirteen to twenty-four months	544,435
Twenty-five to thirty-six months	443,464
Over thirty-six months	159,342
Total	$1,642,097

The following tables set forth the balances of our residential mortgage and consumer and other loan receivable segments by class and credit quality indicator at the dates indicated.

	At September 30, 2014
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity Lines of Credit
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing		Other
Performing	$962,798	$5,032,640	$608,996	$384,993	$175,562	$63,111
Non-performing:
Current or past due less than 90 days	21,165	6,054	27,950	5,759	—	—
Past due 90 days or more	9,268	9,549	11,920	1,132	6,289	34
Total	$993,231	$5,048,243	$648,866	$391,884	$181,851	$63,145

	At December 31, 2013
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity Lines of Credit
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing		Other
Performing	$1,281,973	$5,364,548	$721,503	$363,626	$193,861	$39,840
Non-performing:
Current or past due less than 90 days	21,957	12,824	30,248	6,219	32	—
Past due 90 days or more	78,271	42,085	87,910	26,112	5,916	32
Total	$1,382,201	$5,419,457	$839,661	$395,957	$199,809	$39,872

The following table sets forth the balances of our multi-family and commercial real estate mortgage loan receivable segments by credit quality indicator at the dates indicated.

	At September 30, 2014		At December 31, 2013
		Commercial Real Estate		Commercial Real Estate
(In Thousands)	Multi-Family		Multi-Family
Not criticized	$3,604,937	$825,089	$3,209,786	$759,114
Criticized:
Special mention	22,390	16,578	14,063	9,760
Substandard	31,157	38,641	72,606	44,092
Doubtful	752	—	—	—
Total	$3,659,236	$880,308	$3,296,455	$812,966

The following tables set forth the balances of our loans receivable and the related allowance for loan loss allocation by segment and by the impairment methodology followed in determining the allowance for loan losses at the dates indicated.

	At September 30, 2014
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Loans:
Individually evaluated for impairment	$181,486	$44,312	$19,183	$5,768	$250,749
Collectively evaluated for impairment	6,900,738	3,614,924	861,125	239,228	11,616,015
Total loans	$7,082,224	$3,659,236	$880,308	$244,996	$11,866,764
Allowance for loan losses:
Individually evaluated for impairment	$9,789	$3,448	$2,308	$4,340	$19,885
Collectively evaluated for impairment	39,543	34,859	14,227	5,086	93,715
Total allowance for loan losses	$49,332	$38,307	$16,535	$9,426	$113,600

	At December 31, 2013
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Loans:
Individually evaluated for impairment	$311,930	$52,538	$20,054	$—	$384,522
Collectively evaluated for impairment	7,725,346	3,243,917	792,912	239,681	12,001,856
Total loans	$8,037,276	$3,296,455	$812,966	$239,681	$12,386,378
Allowance for loan losses:
Individually evaluated for impairment	$18,352	$2,877	$302	$—	$21,531
Collectively evaluated for impairment	61,985	33,826	12,834	8,824	117,469
Total allowance for loan losses	$80,337	$36,703	$13,136	$8,824	$139,000

The following table summarizes information related to our impaired loans by segment and class at the dates indicated.

	At September 30, 2014				At December 31, 2013
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$62,496	$53,319	$(3,052)	$50,267	$142,659	$109,877	$(6,019)	$103,858
Full documentation amortizing	35,521	33,189	(1,043)	32,146	41,136	36,091	(2,458)	33,633
Reduced documentation interest-only	91,461	77,977	(4,836)	73,141	183,280	140,357	(7,673)	132,684
Reduced documentation amortizing	18,298	17,001	(858)	16,143	30,660	25,605	(2,202)	23,403
Multi-family	36,424	29,043	(3,448)	25,595	19,748	19,748	(2,877)	16,871
Commercial real estate	26,130	19,183	(2,308)	16,875	5,790	5,790	(302)	5,488
Consumer and other loans:
Home equity lines of credit	6,051	5,768	(4,340)	1,428	—	—	—	—
Without an allowance recorded:
Mortgage loans:
Multi-family	16,670	15,269	—	15,269	39,871	32,790	—	32,790
Commercial real estate	—	—	—	—	19,988	14,264	—	14,264
Total impaired loans	$293,051	$250,749	$(19,885)	$230,864	$483,132	$384,522	$(21,531)	$362,991

The following tables set forth the average recorded investment, interest income recognized and cash basis interest income related to our impaired loans by segment and class for the periods indicated.

	For the Three Months Ended September 30,
	2014			2013
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$78,799	$440	$461	$107,893	$762	$763
Full documentation amortizing	38,051	289	283	31,128	218	220
Reduced documentation interest-only	104,522	782	814	144,468	1,171	1,174
Reduced documentation amortizing	20,781	141	147	24,452	158	152
Multi-family	33,013	329	328	19,557	34	169
Commercial real estate	19,673	289	261	7,604	56	66
Consumer and other loans:
Home equity lines of credit	5,546	5	13	—	—	—
Without an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	—	—	—	9,075	—	—
Full documentation amortizing	314	—	—	2,968	—	—
Multi-family	13,419	175	175	31,464	401	416
Commercial real estate	—	—	—	11,252	112	131
Total impaired loans	$314,118	$2,450	$2,482	$389,861	$2,912	$3,091

	For the Nine Months Ended September 30,
	2014			2013
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$93,748	$1,644	$1,695	$105,931	$2,114	$2,229
Full documentation amortizing	37,926	993	992	29,465	623	639
Reduced documentation interest-only	120,976	2,922	2,939	146,773	3,053	3,205
Reduced documentation amortizing	23,142	478	482	25,424	464	493
Multi-family	30,836	952	970	18,975	659	722
Commercial real estate	16,859	748	813	8,692	253	285
Consumer and other loans:
Home equity lines of credit	5,215	37	51	—	—	—
Without an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	—	—	—	14,433	—	—
Full documentation amortizing	457	—	—	4,396	—	—
Reduced documentation interest-only	—	—	—	2,086	—	—
Multi-family	17,906	529	530	33,294	1,165	1,229
Commercial real estate	3,566	—	—	10,118	286	319
Total impaired loans	$350,631	$8,303	$8,472	$399,587	$8,617	$9,121

The following tables set forth information about our mortgage loans receivable by segment and class at September 30, 2014 and 2013 which were modified in a troubled debt restructuring, or TDR, during the periods indicated.

	Modifications During the Three Months Ended September 30,
	2014			2013
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at September 30, 2014	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at September 30, 2013
Residential:
Full documentation interest-only	3	$1,447	$1,447	7	$2,128	$2,127
Full documentation amortizing	—	—	—	1	161	161
Reduced documentation interest-only	9	3,585	3,581	10	3,107	3,096
Reduced documentation amortizing	1	282	281	2	387	386
Multi-family	2	1,441	1,055	5	3,967	3,774
Commercial real estate	1	1,569	1,569	4	6,488	5,458
Total	16	$8,324	$7,933	29	$16,238	$15,002

	Modifications During the Nine Months Ended September 30,
	2014			2013
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at September 30, 2014	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at September 30, 2013
Residential:
Full documentation interest-only	21	$9,244	$8,776	18	$4,579	$4,577
Full documentation amortizing	3	519	485	6	1,662	1,682
Reduced documentation interest-only	17	5,885	5,860	28	8,957	8,921
Reduced documentation amortizing	3	599	541	8	2,470	2,408
Multi-family	4	2,501	1,994	8	6,751	6,228
Commercial real estate	3	2,482	2,453	7	10,443	9,125
Total	51	$21,230	$20,109	75	$34,862	$32,941

The following tables set forth information about our mortgage loans receivable by segment and class at September 30, 2014 and 2013 which were modified in a TDR during the twelve month periods ended September 30, 2014 and 2013 and had a payment default subsequent to the modification during the periods indicated.

	For the Three Months Ended September 30,
	2014		2013
(Dollars In Thousands)	Number of Loans	Recorded Investment at September 30, 2014	Number of Loans	Recorded Investment at September 30, 2013
Residential:
Full documentation interest-only	2	$714	14	$3,365
Full documentation amortizing	3	852	8	2,159
Reduced documentation interest-only	2	910	20	5,729
Reduced documentation amortizing	—	—	2	303
Multi-family	—	—	1	671
Total	7	$2,476	45	$12,227

	For the Nine Months Ended September 30,
	2014		2013
(Dollars In Thousands)	Number of Loans	Recorded Investment at September 30, 2014	Number of Loans	Recorded Investment at September 30, 2013
Residential:
Full documentation interest-only	3	$854	22	$5,343
Full documentation amortizing	4	1,057	10	2,589
Reduced documentation interest-only	4	1,799	24	6,707
Reduced documentation amortizing	1	92	5	880
Multi-family	—	—	1	671
Total	12	$3,802	62	$16,190

Included in loans receivable at September 30, 2014 are loans in the process of foreclosure collateralized by residential real estate property with a recorded investment of $18.7 million.

For additional information regarding our loans receivable and allowance for loan losses, see “Asset Quality” and “Critical Accounting Policies” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

4.  Earnings Per Common Share

The following table is a reconciliation of basic and diluted earnings per common share, or EPS.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands, Except Share Data)	2014	2013	2014	2013
Net income	$18,808	$16,924	$72,657	$46,441
Preferred stock dividends	(2,194)	(2,194)	(6,582)	(5,021)
Net income available to common shareholders	16,614	14,730	66,075	41,420
Income allocated to participating securities	(187)	(195)	(742)	(508)
Net income allocated to common shareholders	$16,427	$14,535	$65,333	$40,912

Basic weighted average common shares outstanding	98,453,265	97,199,329	98,279,671	96,967,052
Dilutive effect of stock options and restricted stock units (1) (2)	—	—	—	—
Diluted weighted average common shares outstanding	98,453,265	97,199,329	98,279,671	96,967,052

Basic EPS	$0.17	$0.15	$0.66	$0.42
Diluted EPS	$0.17	$0.15	$0.66	$0.42

(1)
Excludes options to purchase 988,050 shares of common stock which were outstanding during the three months ended September 30, 2014; options to purchase 1,871,935 shares of common stock which were outstanding during the three months ended September 30, 2013; options to purchase 1,016,451 shares of common stock which were outstanding during the nine months ended September 30, 2014; and options to purchase 2,215,820 shares of common stock which were outstanding during the nine months ended September 30, 2013 because their inclusion would be anti-dilutive.

(2)
Excludes 788,874 unvested restricted stock units which were outstanding during the three months ended September 30, 2014; 415,900 unvested restricted stock units which were outstanding during the three months ended September 30, 2013; 751,149 unvested restricted stock units which were outstanding during the nine months ended September 30, 2014; and 379,602 unvested restricted stock units which were outstanding during the nine months ended September 30, 2013 because the performance conditions have not been satisfied.

5.  Other Comprehensive Income/Loss

The following tables set forth the components of accumulated other comprehensive loss, net of related tax effects, at the dates indicated and the changes during the three and nine months ended September 30, 2014 and 2013.

(In Thousands)	At June 30, 2014	Other Comprehensive (Loss) Income	At September 30, 2014
Net unrealized gain on securities available-for-sale	$3,326	$(511)	$2,815
Net actuarial loss on pension plans and other postretirement benefits	(30,304)	147	(30,157)
Prior service cost on pension plans and other postretirement benefits	(3,223)	31	(3,192)
Accumulated other comprehensive loss	$(30,201)	$(333)	$(30,534)

(In Thousands)	At December 31, 2013	Other Comprehensive Income	At September 30, 2014
Net unrealized (loss) gain on securities available-for-sale	$(4,366)	$7,181	$2,815
Net actuarial loss on pension plans and other postretirement benefits	(30,600)	443	(30,157)
Prior service cost on pension plans and other postretirement benefits	(3,284)	92	(3,192)
Accumulated other comprehensive loss	$(38,250)	$7,716	$(30,534)

(In Thousands)	At June 30, 2013	Other Comprehensive (Loss) Income	At September 30, 2013
Net unrealized loss on securities available-for-sale	$(484)	$(1,286)	$(1,770)
Net actuarial loss on pension plans and other postretirement benefits	(75,946)	585	(75,361)
Prior service cost on pension plans and other postretirement benefits	(3,357)	34	(3,323)
Accumulated other comprehensive loss	$(79,787)	$(667)	$(80,454)

(In Thousands)	At December 31, 2012	Other Comprehensive (Loss) Income	At September 30, 2013
Net unrealized gain (loss) on securities available-for-sale	$7,451	$(9,221)	$(1,770)
Net actuarial loss on pension plans and other postretirement benefits	(77,115)	1,754	(75,361)
Prior service cost on pension plans and other postretirement benefits	(3,426)	103	(3,323)
Accumulated other comprehensive loss	$(73,090)	$(7,364)	$(80,454)

The following tables set forth the components of other comprehensive income/loss for the periods indicated.

	For the Three Months Ended September 30, 2014
(In Thousands)	Before Tax Amount	Tax Benefit (Expense)	After Tax Amount
Net unrealized loss on securities available-for-sale:
Net unrealized holding loss on securities arising during the period	$(649)	$229	$(420)
Reclassification adjustment for gain on sales of securities included in net income	(141)	50	(91)
Net unrealized loss on securities available-for-sale	(790)	279	(511)
Reclassification adjustment for net actuarial loss included in net income	228	(81)	147
Reclassification adjustment for prior service cost included in net income	47	(16)	31
Other comprehensive loss	$(515)	$182	$(333)

	For the Nine Months Ended September 30, 2014
(In Thousands)	Before Tax Amount	Tax(Expense) Benefit	After Tax Amount
Net unrealized gain on securities available-for-sale:
Net unrealized holding gain on securities arising during the period	$11,242	$(3,970)	$7,272
Reclassification adjustment for gain on sales of securities included in net income	(141)	50	(91)
Net unrealized gain on securities available-for-sale	11,101	(3,920)	7,181
Reclassification adjustment for net actuarial loss included in net income	685	(242)	443
Reclassification adjustment for prior service cost included in net income	142	(50)	92
Other comprehensive income	$11,928	$(4,212)	$7,716

	For the Three Months Ended September 30, 2013
(In Thousands)	Before Tax Amount	Tax Benefit (Expense)	After Tax Amount
Net unrealized holding loss on securities available-for-sale arising during the period	$(1,984)	$698	$(1,286)
Reclassification adjustment for net actuarial loss included in net income	903	(318)	585
Reclassification adjustment for prior service cost included in net income	53	(19)	34
Other comprehensive loss	$(1,028)	$361	$(667)

	For the Nine Months Ended September 30, 2013
(In Thousands)	Before Tax Amount	Tax Benefit (Expense)	After Tax Amount
Net unrealized loss on securities available-for-sale:
Net unrealized holding loss on securities arising during the period	$(12,180)	$4,291	$(7,889)
Reclassification adjustment for gain on sales of securities included in net income	(2,057)	725	(1,332)
Net unrealized loss on securities available-for-sale	(14,237)	5,016	(9,221)
Reclassification adjustment for net actuarial loss included in net income	2,708	(954)	1,754
Reclassification adjustment for prior service cost included in net income	159	(56)	103
Other comprehensive loss	$(11,370)	$4,006	$(7,364)

The following tables set forth information about amounts reclassified from accumulated other comprehensive loss to, and the affected line items in, the consolidated statements of income for the periods indicated.

(In Thousands)	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	Income Statement Line Item
Reclassification adjustment for gain on sales of securities	$141	$—	Gain on sales of securities
Reclassification adjustment for net actuarial loss (1)	(228)	(903)	Compensation and benefits
Reclassification adjustment for prior service cost (1)	(47)	(53)	Compensation and benefits
Total reclassifications, before tax	(134)	(956)
Income tax effect	47	337	Income tax expense
Total reclassifications, net of tax	$(87)	$(619)	Net income

(In Thousands)	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013	Income Statement Line Item
Reclassification adjustment for gain on sales of securities	$141	$2,057	Gain on sales of securities
Reclassification adjustment for net actuarial loss (1)	(685)	(2,708)	Compensation and benefits
Reclassification adjustment for prior service cost (1)	(142)	(159)	Compensation and benefits
Total reclassifications, before tax	(686)	(810)
Income tax effect	242	285	Income tax expense
Total reclassifications, net of tax	$(444)	$(525)	Net income

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

	Pension Benefits		Other Postretirement Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Service cost	$—	$—	$309	$396
Interest cost	2,613	2,387	233	319
Expected return on plan assets	(3,710)	(3,188)	—	—
Recognized net actuarial loss (gain)	350	785	(122)	118
Amortization of prior service cost	47	53	—	—
Net periodic (benefit) cost	$(700)	$37	$420	$833

	Pension Benefits		Other Postretirement Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Service cost	$—	$—	$930	$1,185
Interest cost	7,838	7,162	698	959
Expected return on plan assets	(11,132)	(9,565)	—	—
Recognized net actuarial loss (gain)	1,051	2,354	(366)	354
Amortization of prior service cost	142	159	—	—
Net periodic (benefit) cost	$(2,101)	$110	$1,262	$2,498
7.  Stock Incentive Plans

On May 21, 2014, our shareholders approved the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2014 Plan, which amended and restated the Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan, as of that date, or the Effective Date.  The 2014 Plan authorized 3,250,000 shares of common stock for future grants to officers and employees on and after the Effective Date.  In addition, immediately prior to the approval of the 2014 Plan, there remained 507,925 shares available for future grants under the 2005 Employee Stock Plan which were carried over to the 2014 Plan.  There were no grants under the 2014 Plan during the 2014 third quarter. Accordingly, at September 30, 2014, 3,757,925 shares of common stock remain available for future grants under the 2014 Plan and no further grants may be made under the 2005 Employee Stock Plan.

During the six months ended June 30, 2014, 396,840 shares of restricted common stock were granted to select officers under the 2005 Employee Stock Plan, of which 128,340 shares vest on December 15, 2014, 128,940 shares vest on December 14, 2015, 130,140 shares vest on December 14, 2016 and 9,420 shares were forfeited as of September 30, 2014.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2005 Employee Stock Plan, all restricted common stock granted pursuant to such plan immediately vests.  Also, during the six months ended June 30, 2014, 395,900 performance-based restricted stock units were granted to select officers under the 2005 Employee Stock Plan, of which 386,300 units remain outstanding at September 30, 2014.  Each restricted stock unit granted represents a right, under the 2005 Employee Stock Plan, to receive one share of our common stock in the future, subject to meeting certain criteria.  The restricted stock units have specified performance objectives within a specified performance measurement period and no voting or dividend rights prior to vesting and delivery of shares.  The performance measurement period for these restricted stock units is the fiscal year ending December 31, 2016 and the vest date is February 1, 2017.  Shares will be issued on the vest date at either 125%, 100%, 75%, 50% or 0% of units granted based on actual performance during the performance measurement period.  However, in the event of a change in control during the performance measurement period, the restricted stock units will vest on the change in control date and shares will be issued at 100% of units granted.  Absent a change in control, if a grantee’s employment terminates prior to December 31, 2016 all restricted stock units will be forfeited.  In the event a grantee’s employment terminates during the period on or after December 31, 2016 through February 1, 2017 due to death, disability, retirement or a change in control, the grantee will remain entitled to the shares otherwise earned.

During the nine months ended September 30, 2014, 32,506 shares of restricted common stock were granted to directors under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, of which 28,148 remain outstanding at September 30, 2014 and vest 100% in February 2017, although awards immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.

The following table summarizes restricted common stock and performance-based restricted stock unit activity in our stock incentive plans for the nine months ended September 30, 2014.

	Restricted Common Stock		Restricted Stock Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2014	781,644	$11.46	409,100	$9.22
Granted	429,346	12.63	395,900	12.14
Vested	(55,168)	(11.04)	—	—
Forfeited	(23,590)	(11.93)	(20,600)	(10.58)
Unvested at September 30, 2014	1,132,232	11.91	784,400	10.66

Stock-based compensation expense is recognized on a straight-line basis over the vesting period and totaled $1.4 million, net of taxes of $789,000, for the three months ended September 30, 2014 and $4.2 million, net of taxes of $2.3 million, for the nine months ended September 30, 2014.  Stock-based compensation expense totaled $1.2 million, net of taxes of $636,000, for the three months ended September 30, 2013 and $3.4 million, net of taxes of $1.9 million, for the nine months ended September 30, 2013.  At September 30, 2014, pre-tax compensation cost related to all nonvested awards of restricted common stock and restricted stock units not yet recognized totaled $12.4 million and will be recognized over a weighted average period of approximately 1.9 years, which excludes $1.8 million of pre-tax compensation cost related to 65,000 shares of performance-based restricted common stock and 99,525 performance-based restricted stock units, for which compensation cost will begin to be recognized when the achievement of the performance conditions becomes probable.

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

	Carrying Value at September 30, 2014
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$250,746	$—	$250,746
Non-GSE issuance REMICs and CMOs	5,727	—	5,727
GSE pass-through certificates	14,011	—	14,011
Obligations of GSEs	95,539	—	95,539
Fannie Mae stock	3	3	—
Total securities available-for-sale	$366,026	$3	$366,023

	Carrying Value at December 31, 2013
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$286,074	$—	$286,074
Non-GSE issuance REMICs and CMOs	7,572	—	7,572
GSE pass-through certificates	16,888	—	16,888
Obligations of GSEs	91,153	—	91,153
Fannie Mae stock	3	3	—
Total securities available-for-sale	$401,690	$3	$401,687

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

Residential mortgage-backed securities
Residential mortgage-backed securities comprised 74% of our securities available-for-sale portfolio at September 30, 2014 and 77% at December 31, 2013.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  GSE securities, for which an active market exists for similar securities making observable inputs readily available, comprised 98% of our available-for-sale residential mortgage-backed securities portfolio at September 30, 2014 and December 31, 2013.

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

Obligations of GSEs
Obligations of GSEs comprised 26% of our securities available-for-sale portfolio at September 30, 2014 and 23% at December 31, 2013 and consisted of debt securities issued by GSEs.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service gathers information from market sources and integrates relative credit information, observed market movements and sector news into their pricing applications and models.  Spread scales, representing credit risk, are created and are based on the new issue market, secondary trading and dealer quotes.  Option adjusted spread, or OAS, models are incorporated to adjust spreads of issues that have early redemption features.  Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

Fannie Mae stock
The fair value of the Fannie Mae stock in our available-for-sale securities portfolio is obtained from quoted market prices for identical instruments in active markets and, as such, is classified as Level 1.

Non-Recurring Fair Value Measurements

From time to time, we may be required to record at fair value assets or liabilities on a non-recurring basis, such as mortgage servicing rights, or MSR, loans receivable, certain assets held-for-sale and REO.  These non-recurring fair value adjustments involve the application of lower of cost or market accounting or impairment write-downs of individual assets.

The following table sets forth the carrying values of those of our assets which were measured at fair value on a non-recurring basis at the dates indicated.  The fair value measurements for all of these assets fall within Level 3 of the fair value hierarchy.

	Carrying Value
(In Thousands)	At September 30, 2014	At December 31, 2013
Non-performing loans held-for-sale, net	$154	$791
Impaired loans	144,258	271,408
MSR, net	11,905	12,800
REO, net	19,971	27,101
Total	$176,288	$312,100

The following table provides information regarding the losses recognized on our assets measured at fair value on a non-recurring basis for the periods indicated.

	For the Nine Months Ended September 30,
(In Thousands)	2014	2013
Non-performing loans held-for-sale, net (1)	$—	$567
Impaired loans (2)	5,187	16,698
MSR, net (3)	—	—
REO, net (4)	1,811	2,630
Total	$6,998	$19,895

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

Loans held-for-sale, net (non-performing loans held-for-sale)
Included in loans held-for-sale, net, are non-performing loans held-for-sale for which fair values are estimated through either preliminary bids from potential purchasers of the loans or the estimated fair value of the underlying collateral discounted for factors necessary to solicit acceptable bids, and adjusted as necessary based on management’s experience with sales of similar types of loans and, as such, are classified as Level 3.  All of the non-performing loans held-for-sale included in loans held-for-sale, net, at September 30, 2014, and substantially all at December 31, 2013, were multi-family mortgage loans.

Loans receivable, net (impaired loans)
Loans which meet certain criteria are evaluated individually for impairment.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans were comprised of 73% residential mortgage loans, 25% multi-family and commercial real estate mortgage loans and 2% home equity lines of credit at September 30, 2014 and 81% residential mortgage loans and 19% multi-family and commercial real estate mortgage loans at December 31, 2013.  Impaired loans for which a fair value adjustment was recognized were comprised of 66% residential mortgage loans, 33% multi-family and commercial real estate mortgage loans and 1% home equity lines of credit at September 30, 2014 and 83% residential mortgage loans and 17% multi-family and commercial real estate mortgage loans at December 31, 2013.  Our impaired loans are generally collateral dependent and, as such, are generally carried at the estimated fair value of the underlying collateral less estimated selling costs.

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

MSR, net
The right to service loans for others is generally obtained through the sale of residential mortgage loans with servicing retained.  MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At September 30, 2014, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.48%, a weighted average constant prepayment rate on mortgages of 11.77% and a weighted average life of 5.9 years.  At December 31, 2013, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.45%, a weighted average constant prepayment rate on mortgages of 10.52% and a weighted average life of 6.3 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

REO, net
REO represents real estate acquired through foreclosure or by deed in lieu of foreclosure. At September 30, 2014, REO totaled $42.5 million, including residential properties with a carrying value of $40.4 million. At December 31, 2013, REO totaled $42.6 million, all of which were residential properties. REO is carried, net of allowances for losses, at the lower of cost or fair value less estimated selling costs.  The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

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

	At September 30, 2014
	Carrying	Estimated Fair Value
(In Thousands)	Value	Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,053,337	$2,035,378	$2,035,378	$—
FHLB-NY stock	133,398	133,398	133,398	—
Loans held-for-sale, net (1)	7,629	7,849	—	7,849
Loans receivable, net (1)	11,802,335	11,906,833	—	11,906,833
MSR, net (1)	11,905	11,909	—	11,909
Financial Liabilities:
Deposits	9,612,761	9,648,916	9,648,916	—
Borrowings, net	3,911,559	4,115,223	4,115,223	—

	At December 31, 2013
	Carrying	Estimated Fair Value
(In Thousands)	Value	Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$1,849,526	$1,811,122	$1,811,122	$—
FHLB-NY stock	152,207	152,207	152,207	—
Loans held-for-sale, net (1)	7,375	7,436	—	7,436
Loans receivable, net (1)	12,303,066	12,480,533	—	12,480,533
MSR, net (1)	12,800	12,804	—	12,804
Financial Liabilities:
Deposits	9,855,310	9,922,631	9,922,631	—
Borrowings, net	4,137,161	4,376,336	4,376,336	—

(1)	Includes assets measured at fair value on a non-recurring basis.

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

Loans held-for-sale, net
Included in loans held-for-sale, net, are 15 and 30 year fixed rate residential mortgage loans originated for sale that conform to GSE guidelines (conforming loans) for which fair values are estimated using an option-based pricing methodology designed to take into account interest rate volatility, which has a significant effect on the value of the options and structural features embedded in loans.  This methodology involves generating simulated interest rates, calculating the OAS of a mortgage-backed security whose price is known, which serves as a benchmark price, and using the benchmark OAS to estimate the pricing for similar mortgage instruments whose prices are not known.

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

City of New York Notice of Determination
By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies related to our operation of two subsidiaries of Astoria Bank, Fidata Service Corp., or Fidata, and Astoria Federal Mortgage Corp., or AF Mortgage.  We disagree with the assertion of the tax deficiencies.  Hearings in this matter were held before the New York City Tax Appeals Tribunal, or the NYC Tax Appeals Tribunal, in March and April 2013.  On October 29, 2014, the NYC Tax Appeals Tribunal issued a decision favorable to us canceling the 2010 and 2011 Notices of Determination.

No assurance can be given that the City of New York will not appeal the decision of the NYC Tax Appeals Tribunal, that such an appeal will not be costly to oppose, that this matter will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

10.  Impact of Accounting Standards and Interpretations

In January 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” and in August 2014 the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” ASU 2014-04 applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The amendments in ASU 2014-04 clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-14 applies to creditors that hold government-guaranteed mortgage loans. The amendments in ASU 2014-14 require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Effective July 1, 2014 we adopted the guidance in ASU 2014-04 and effective October 1, 2014 we adopted the guidance in ASU 2014-14 using the prospective transition method. Our adoption of the guidance in ASU 2014-04 and ASU 2014-14 did not have a material impact on our financial condition or results of operations.

In January 2014, the FASB issued ASU 2014-01, “Investments — Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Qualified Affordable Housing Projects,” which applies to all reporting entities that invest in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Currently under GAAP, a reporting entity that invests in a qualified affordable housing project may elect to account for that investment using the effective yield method if all of the conditions are met. For those investments that are not accounted for using the effective yield method, GAAP requires that they be accounted for under either the equity method or the cost method. Certain of the conditions required to be met to use the effective yield method were restrictive and thus prevented many such investments from qualifying for the use of the effective yield method. The amendments in this update modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to use the proportional amortization method to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments. The amendments in ASU 2014-01 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted. This guidance will not have an impact on our financial condition or results of operations.

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

In June 2014, the FASB issued ASU 2014-12, “Compensation — Stock Compensation (Topic 718) — Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which applies to all entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period.  The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant date fair value of the award.  The amendments in ASU 2014-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and may be applied either prospectively to all awards granted or modified after the effective date, or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.  Early adoption is permitted. The terms of our share-based payment awards currently do not provide that a performance target that affects vesting could be achieved after the requisite service period. Therefore, this guidance is not expected to have an impact on our financial condition or results of operations.

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

Astoria Financial Corporation is a Delaware corporation organized as the unitary savings and loan holding company of Astoria Bank.  On June 1, 2014, we officially changed the name of our wholly-owned subsidiary, formerly known as Astoria Federal Savings and Loan Association, to Astoria Bank to better reflect who we are and what we do today as we have adapted and evolved to meet the needs of our expanding customer base.  As the premier Long Island community bank, Astoria Bank offers a complete range of financial services and solutions designed to meet customers’ personal, family and business banking needs.  Our goals are to enhance shareholder value while continuing to strengthen and expand our position as a more fully diversified, full service community bank.   We focus on growing our core businesses of mortgage portfolio lending and deposit gathering while maintaining strong asset quality and controlling operating expenses.  We continue to implement our strategies to diversify earning assets and to increase low cost core deposits.  These strategies include a greater level of participation in the local multi-family and commercial real estate mortgage lending markets and expanding our array of business banking products and services, focusing on small and middle market businesses with an emphasis on attracting clients from larger competitors.  We continue to explore opportunities to selectively expand our physical presence, consisting presently of our branch network of 86 locations, including a full service branch in Manhattan which opened on March 31, 2014, plus our dedicated business banking office in midtown Manhattan, into other prime locations in Manhattan and on Long Island from which to better serve and build our business banking relationships. As part of these ongoing expansion efforts, we expect to open our 87th branch in Melville, New York, in the 2014 fourth quarter.

We are impacted by both national and regional economic factors, with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area. Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging. Interest rates have been at or near historical lows and we expect them to remain low for the near term. Long-term interest rates moved higher during the latter half of 2013 but declined somewhat during the nine months ended September 30, 2014, with the ten-year U.S. Treasury rate decreasing from 3.03% at the end of December 2013 to 2.49% at the end of September 2014. The national unemployment rate was 5.9% for September 2014, compared to 6.7% for December 2013, and new job growth in 2014 has continued its slow pace. Softness persists in the housing and real estate markets, although the extent of such softness varies from region to region. We believe market conditions remain favorable in the New York metropolitan area with respect to our multi-family mortgage loan origination activities, though increasing competition in this area has resulted in some competitor institutions offering rates and/or product terms at levels which we have chosen not to offer and which we believe do not fit our current risk tolerance.

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

Net income available to common shareholders for the three and nine months ended September 30, 2014 increased compared to the three and nine months ended September 30, 2013. For the 2014 third quarter, the increase primarily resulted from a provision for loan losses credited to operations for 2014 compared to a provision for loan losses charged to operations for 2013, partially offset by lower net interest income and non-interest income for the 2014 third quarter as compared with the same period one year earlier. The increase in net income available to common shareholders for the 2014 nine month period was largely due to a provision for loan losses credited to operations for 2014 compared to a provision for loan losses charged to operations for 2013, coupled with the impact of the NYS tax legislation signed into law on March 31, 2014 which reduced income tax expense. Contributing to the increase in net income available to common shareholders for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was a decline in non-interest expense and an increase in net interest income. Lower non-interest income and higher preferred stock dividends in 2014 partially offset these increases.

As more fully discussed in our June 30, 2014 Quarterly Report on Form 10-Q, we designated a pool of non-performing residential mortgage loans as held-for-sale as of June 30, 2014. During the 2014 third quarter, we completed a bulk sale of substantially all of these loans at terms approximating their carrying value at June 30, 2014. The majority of the remaining loans from the pool designated as held-for-sale as of June 30, 2014 were either foreclosed upon and transferred to REO or were satisfied via short sales or payoffs during the 2014 third quarter with no material impact on our financial condition or results of operations. All of the remaining non-performing residential mortgage loans held-for-sale were sold in a second transaction, with the same counterparty as the bulk sale transaction, at a loss of $920,000, which is included in other non-interest income in our consolidated statements of income for the three and nine months ended September 30, 2014.

The provision for loan losses credited to operations for the 2014 third quarter totaled $3.0 million, resulting in a provision for loan losses credited to operations of $7.2 million for the nine months ended September 30, 2014. This compares to a provision for loan losses charged to operations of $2.5 million for the 2013 third quarter and $16.2 million for the nine months ended September 30, 2013. The allowance for loan losses totaled $113.6 million at September 30, 2014, compared to $139.0 million at December 31, 2013. The reduction in the allowance for loan losses at September 30, 2014 compared to December 31, 2013, and the provision credited to operations for the nine months ended September 30, 2014, reflects the results of our quarterly reviews of the adequacy of the allowance for loan losses and includes the release of $5.7 million of reserves as of June 30, 2014 which were previously attributable to the pool of loans designated as held-for-sale discussed above. We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the significant reduction in non-performing loans and continued improvement in our loan loss experience, as well as the high quality of our loan originations and the contraction of the overall loan portfolio.

Net interest income decreased for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. This decline was primarily due to a decrease in interest earned on our residential mortgage loan portfolio which exceeded increases in interest earned on our multi-family and commercial real estate mortgage loan portfolio and our securities portfolio and declines in interest expense on certificates of deposit and borrowings. For the nine months ended September 30, 2014, we continued to see the benefit of the restructuring of borrowings which occurred primarily in the 2013 second quarter and the prepayment of our junior subordinated debentures in the 2013 second quarter, resulting in a significant reduction in interest expense on borrowings compared to the nine months ended September 30, 2013. This reduction in interest expense on borrowings, coupled with increases in interest earned on our multi-family and commercial real estate mortgage loan portfolio and our securities portfolio and a decline in interest expense on certificates of deposit, outpaced the decline in interest earned on our residential mortgage loan portfolio, resulting in an increase in net interest income for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The continued low interest rate environment, coupled with the changing mix of our interest-earning assets and interest-bearing liabilities and the 2013 restructuring of borrowings and prepayment of the junior subordinated debentures, has resulted in the average cost of interest-bearing liabilities declining more than the average yield on interest-earning assets for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, resulting in improvements in 2014 in both our net interest rate spread and our net interest margin.

Non-interest income decreased for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. These declines primarily reflected declines in mortgage banking income, net, and other non-interest income, as well as a decline in gain on sales of securities for the 2014 nine month period, compared to the same period a year ago. Non-interest expense was essentially unchanged for the 2014 third quarter compared to the 2013 third quarter as decreases in federal deposit insurance premium expense and other non-interest expense, primarily foreclosure and REO related expenses, were substantially offset by increases in advertising expense and occupancy, equipment and systems expense. For the nine months ended September 30, 2014, non-interest expense decreased compared to the nine months ended September 30, 2013, primarily due to a reduction in federal deposit insurance premium expense and the extinguishment of debt charge recognized in the 2013 nine month period, partially offset by increases in advertising expense and compensation and benefits expense. We believe that as we progress through the remainder of 2014 and into 2015 our non-interest expense will increase reflecting the expenses associated with branch openings, our rebranding efforts and our continued focus on growing business banking, and will be offset in part by reduced federal deposit insurance premium expense and foreclosure related expenses.

Total assets declined during the nine months ended September 30, 2014 due primarily to a decrease in residential mortgage loans, partially offset by growth in our multi-family and commercial real estate mortgage loan portfolio as well as our securities portfolio. At September 30, 2014, our multi-family and commercial real estate mortgage loan portfolio represented 38% of our total loan portfolio, up from 33% at December 31, 2013, reflecting our continued focus on the strategic shift in our balance sheet. The decline in our residential mortgage loan portfolio reflects an excess of mortgage loan repayments over originations and purchases in the first nine months of 2014, as well as the sale of a significant portion of our non-performing residential mortgage loans discussed above.

Total deposits declined during the nine months ended September 30, 2014 as a result of a decline in certificates of deposit which more than offset a net increase in core deposits. At September 30, 2014, core deposits represented 70% of total deposits, up from 67% at December 31, 2013. Total deposits included $915.5 million of business deposits at September 30, 2014, an increase of 41% since December 31, 2013, reflecting the expansion of our business banking operations, a component of the strategic shift in our balance sheet. We expect that the continued growth of our business banking operations should allow us to continue to grow our low cost core deposits and move closer to our goal that they represent 80% of total deposits by the end of 2015. Total borrowings also declined during the nine months ended September 30, 2014, funded primarily by the proceeds from the sale of the non-performing residential mortgage loans in the 2014 third quarter.

Stockholders’ equity increased as of September 30, 2014 compared to December 31, 2013. The increase was primarily the result of earnings in excess of dividends on our common and preferred stock during the first nine months of 2014. Also contributing to the increase was an unrealized gain on our available-for-sale securities portfolio, stock-based compensation recognized and capital raised through our dividend reinvestment and stock purchase plan during the first nine months of 2014.

We look forward to further strengthening and expanding our position as a more fully diversified, full service community bank as our strategy continues to gain momentum. The recent addition of a new Chief Lending Officer to our team will strengthen the coordination between our three lending areas and should provide us with additional momentum towards our stated goals as we move forward.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of our 2013 Annual Report on Form 10-K, as supplemented by our March 31, 2014 and June 30, 2014 Quarterly Reports on Form 10-Q and this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR, judgments regarding goodwill and securities impairment and the estimates related to our pension plans and other postretirement benefits are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions and estimates about highly uncertain matters.  Actual results may differ from our assumptions, estimates and judgments.  The use of different assumptions, estimates and judgments could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section of our 2013 Annual Report on Form 10-K.

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

We segment our residential mortgage loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans and origination time periods and analyze our historical loss experience and delinquency levels and trends of these segments.  We analyze multi-family and commercial real estate mortgage loans by portfolio, geographic location and origination time periods.  We analyze our consumer and other loan portfolio by home equity lines of credit, commercial loans, revolving credit lines and installment loans and perform similar historical loss analyses.  In our analysis of non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral along with the migration of delinquent loans based on the portfolio segments noted above.  These analyses and the resulting loss rates are used as an integral part of our judgment in developing estimated loss percentages to apply to the loan portfolio segments. We monitor credit risk on interest-only hybrid adjustable rate mortgage, or ARM, loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner that we monitor credit risk on all interest-only hybrid ARM loans.  We monitor interest rate reset dates of our loan portfolio, in the aggregate, and the current interest rate environment and consider the impact, if any, on borrowers’ ability to continue to make timely principal and interest payments in determining our allowance for loan losses.  We also consider the size, composition, risk profile and delinquency levels of our loan portfolio, as well as our credit administration and asset management procedures.  We monitor property value trends in our market areas by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our general valuation allowances.  In addition, we evaluate and consider the impact that current and anticipated economic and market conditions may have on the loan portfolio and known and inherent risks in the portfolio.  We update our analyses quarterly and refine our evaluations as experience provides clearer guidance, our product offerings change and as economic conditions evolve.

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

As a result of our updated charge-off and loss analyses, we updated certain allowance coverage percentages during the 2014 third quarter to reflect our current estimates of the amount of probable inherent losses in our loan portfolio in determining our general valuation allowances. Based on our evaluation of the composition and size of our loan portfolio, the levels and composition of loan delinquencies and non-performing loans, our loss history, the housing and real estate markets and the current economic environment, we determined that an allowance for loan losses of $113.6 million was appropriate at September 30, 2014, compared to $118.6 million at June 30, 2014 and $139.0 million at December 31, 2013. The provision for loan losses credited to operations totaled $7.2 million for the nine months ended September 30, 2014.

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

At September 30, 2014, our MSR had an estimated fair value of $11.9 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.48%, a weighted average constant prepayment rate on mortgages of 11.77% and a weighted average life of 5.9 years. At December 31, 2013, our MSR had an estimated fair value of $12.8 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.45%, a weighted average constant prepayment rate on mortgages of 10.52% and a weighted average life of 6.3 years.

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

At September 30, 2014, the carrying amount of our goodwill totaled $185.2 million. As of September 30, 2014, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

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

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer. GSE issuance mortgage-backed securities comprised 92% of our securities portfolio at September 30, 2014. Non-GSE issuance mortgage-backed securities at September 30, 2014 comprised less than 1% of our securities portfolio and had an amortized cost of $8.4 million, with 68% classified as available-for-sale and 32% classified as held-to-maturity. Substantially all of our non-GSE issuance securities are investment grade securities and have performed similarly to our GSE issuance securities. Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices. The balance of our securities portfolio is primarily comprised of debt securities issued by GSEs.

The fair value of our securities portfolio is primarily impacted by changes in interest rates. We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes. At September 30, 2014, we held 101 securities with an estimated fair value totaling $1.32 billion which had an unrealized loss totaling $38.2 million. Of the securities in an unrealized loss position at September 30, 2014, $924.3 million, with an unrealized loss of $34.1 million, had been in a continuous unrealized loss position for twelve months or longer. At September 30, 2014, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

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

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. Principal payments on loans and securities decreased to $1.76 billion for the nine months ended September 30, 2014, compared to $3.41 billion for the nine months ended September 30, 2013, primarily due to decreases in residential mortgage loan and securities repayments. As longer-term interest rates moved higher in 2013, and as the balance of our residential mortgage loan portfolio continued to decline, we began to experience a reduction in the levels of residential mortgage loan prepayments near the end of the 2013 third quarter which continued into 2014. While still well below the levels in 2013, residential mortgage loan prepayments increased somewhat in the 2014 second and third quarters compared to the 2014 first quarter.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $133.0 million for the nine months ended September 30, 2014 and $189.1 million for the nine months ended September 30, 2013. Deposits decreased $242.5 million during the nine months ended September 30, 2014 and $383.6 million during the nine months ended September 30, 2013, due to decreases in certificates of deposit, partially offset by increases in core deposits. During the nine months ended September 30, 2014 and 2013, we continued to allow high cost certificates of deposit to run off. Total deposits included business deposits of $915.5 million at September 30, 2014, an increase of 41% since December 31, 2013, reflecting the expansion of our business banking operations, a component of the strategic shift in our balance sheet. At September 30, 2014, core deposits represented 70% of total deposits, up from 67% at December 31, 2013. This reflects our efforts to reposition the liability mix of our balance sheet, reducing certificates of deposit and increasing core deposits. Net borrowings decreased $225.6 million during the nine months ended September 30, 2014 and decreased $264.5 million during the nine months ended September 30, 2013. The decrease in net borrowings during the nine months ended September 30, 2014 was funded primarily by the proceeds from the sale of non-performing residential mortgage loans in the 2014 third quarter. The decrease in net borrowings during the nine months ended September 30, 2013 was primarily due to a decrease in FHLB-NY advances and the prepayment of our junior subordinated debentures, partially offset by our use of short-term federal funds purchased in 2013.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities. Gross mortgage loans originated and purchased for portfolio during the nine months ended September 30, 2014 declined to $1.13 billion, compared to $2.07 billion during the nine months ended September 30, 2013, reflecting declines in both residential and multi-family and commercial real estate mortgage loan production. Residential mortgage loan originations and purchases for portfolio totaled $326.8 million during the nine months ended September 30, 2014, of which $187.2 million were originations and $139.6 million were purchases of individual residential mortgage loans through our third party loan origination program, compared to $837.8 million during the nine months ended September 30, 2013, of which $492.7 million were originations and $345.1 million were purchases. Residential mortgage loan origination and purchase volume for portfolio has been negatively affected for an extended period of time by the historical low interest rates for thirty year fixed rate conforming mortgage loans and the expanded conforming loan limits established by the GSEs resulting in more borrowers opting for thirty year fixed rate conforming mortgage loans, which we generally do not retain for our portfolio, and a reduced demand for the hybrid ARM loan product that we retain for our portfolio. Multi-family and commercial real estate loan originations totaled $798.5 million during the nine months ended September 30, 2014, compared to $1.23 billion during the nine months ended September 30, 2013. An increase in interest rates during the latter half of 2013 somewhat tempered multi-family and commercial real estate lending demand. Increasing competition in this area has resulted in some competitor institutions offering rates and/or product terms at levels which we have chosen not to offer and which we believe do not fit our current risk tolerance. Purchases of securities totaled $459.9 million during the nine months ended September 30, 2014 and $1.05 billion during the nine months ended September 30, 2013.

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

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks totaled $148.4 million at September 30, 2014 and $122.0 million at December 31, 2013. At September 30, 2014, we had $963.0 million of borrowings with a weighted average rate of 0.44% maturing over the next twelve months. We have the flexibility to either repay or rollover these borrowings as they mature. Included in our borrowings are various obligations which, by their terms, may be called by the counterparty. At September 30, 2014, we had $1.95 billion of callable borrowings, of which $900.0 million were contractually callable by the counterparty within twelve months and on a quarterly basis thereafter. We believe the potential for these borrowings to be called does not present a liquidity concern as they have above current market coupons and, as such, are not likely to be called absent a significant increase in market interest rates. In addition, to the extent such borrowings were to be called, we believe we can readily obtain replacement funding, although such funding may be at higher rates. At September 30, 2014, FHLB-NY advances totaled $2.23 billion, or 57% of total borrowings. We do not believe any of our borrowing counterparty concentrations represent a material risk to our liquidity. In addition, we had $1.77 billion of certificates of deposit at September 30, 2014 with a weighted average rate of 1.46% maturing over the next twelve months. We have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average rates at September 30, 2014.

	Borrowings			Certificates of Deposit
			Weighted Average Rate		Weighted Average Rate

(Dollars in Millions)	Amount			Amount
Contractual Maturity:
Twelve months or less	$963		0.44%	$1,767	1.46%
Thirteen to thirty-six months	1,400	(1)	2.69	814	1.66
Thirty-seven to sixty months	400	(2)	3.31	266	1.28
Over sixty months	1,150	(3)	3.54	1	1.70
Total	$3,913		2.45%	$2,848	1.50%

(1)	Includes $400.0 million of borrowings, with a weighted average rate of 4.27%, which are callable by the counterparty within the next twelve months and on a quarterly basis thereafter.

(2)	Callable by the counterparty within the next twelve months and on a quarterly basis thereafter.

(3)
Includes $100.0 million of borrowings, with a rate of 4.05%, which are callable by the counterparty within the next twelve months and on a quarterly basis thereafter, $100.0 million of borrowings, with a rate of 3.66%, which are callable by the counterparty in 2016 and $950.0 million of borrowings, with a weighted average rate of 3.47%, which are callable by the counterparty in 2017.

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

On January 7, 2014, we adopted the Astoria Financial Corporation Dividend Reinvestment and Stock Purchase Plan, or the Stock Purchase Plan, and terminated the previously existing plan. The Stock Purchase Plan allows our shareholders to automatically reinvest the cash dividend paid on all or a portion of their shares of our common stock into additional shares of our common stock and make optional cash purchases, up to $10,000 per month, of additional shares of our common stock, unless we grant a waiver permitting a higher amount. Shares of common stock may be purchased either directly from us from authorized but unissued shares or from treasury shares, or on the open market. We have registered 1,500,000 shares of our common stock under the Securities Act for offer and sale from time to time pursuant to the Stock Purchase Plan. During the nine months ended September 30, 2014, 459,836 shares of our common stock were purchased pursuant to the Stock Purchase Plan directly from us from treasury shares for net proceeds totaling $6.1 million.

Astoria Financial Corporation’s primary uses of funds include payment of dividends on common and preferred stock and payment of interest on its debt obligations. During the nine months ended September 30, 2014,

Astoria Financial Corporation paid dividends on common and preferred stock totaling $18.5 million and interest on its debt obligations totaling $6.3 million. On September 17, 2014, our Board of Directors declared a quarterly cash dividend on the Series C Preferred Stock aggregating $2.2 million, or $16.25 per share, for the quarterly period from July 15, 2014 through and including October 14, 2014, which was paid on October 15, 2014 to stockholders of record as of September 30, 2014. On October 15, 2014, our Board of Directors declared a quarterly cash dividend of $0.04 per share on shares of our common stock payable on December 1, 2014 to stockholders of record as of November 17, 2014.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Bank. Astoria Bank paid dividends to Astoria Financial Corporation totaling $39.4 million during the nine months ended September 30, 2014. Since Astoria Bank is a federally chartered savings association, there are regulatory limits on its ability to make distributions to Astoria Financial Corporation. During the nine months ended September 30, 2014, Astoria Bank was required to, and did, notify the OCC of its intent to pay dividends, to which the OCC did not object. Astoria Bank must also provide notice to the FRB at least 30 days prior to declaring a dividend. See Part I, Item 1, “Business - Regulation and Supervision - Limitations on Capital Distributions,” in our 2013 Annual Report on Form 10-K for further discussion of limitations on capital distributions from Astoria Bank.

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At September 30, 2014, our tangible common equity ratio, which represents common stockholders’ equity less goodwill divided by total assets less goodwill, was 8.37%. At September 30, 2014, Astoria Bank’s capital levels exceeded all of its regulatory capital requirements with a Tangible capital ratio of 10.56%, Tier 1 leverage capital ratio of 10.56%, Total risk-based capital ratio of 19.20% and Tier 1 risk-based capital ratio of 17.94%. As of September 30, 2014, Astoria Bank’s capital ratios continue to be above the minimum levels required to be considered well capitalized for bank regulatory purposes.

In July 2013, pursuant to the Reform Act, the federal bank regulatory agencies issued final capital rules that subject many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements effective January 1, 2015. The rules also revise the quantity and quality of minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards. For a more detailed description of these rules, see Part I, Item 1, “Business - Regulation and Supervision - Capital Requirements,” in our 2013 Annual Report on Form 10-K. We continue to prepare for the impacts that the Reform Act, Basel III capital standards and related rulemaking will have on our business, financial condition and results of operations. For additional information, see also Part I, Item 1A, “Risk Factors,” in our 2013 Annual Report on Form 10-K.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  We also have commitments to fund loans held-for-sale and commitments to sell loans in connection with our mortgage banking activities which are considered derivative financial instruments.  Commitments to sell loans totaled $24.5 million at September 30, 2014.  The fair values of our mortgage banking derivative financial instruments are immaterial to our financial condition and results of operations.  We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2013.

The following table details our contractual obligations at September 30, 2014.

	Payments due by period
(In Thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$3,050,000	$100,000	$1,400,000	$400,000	$1,150,000
Off-balance sheet contractual obligations:
Commitments to originate and purchase loans (1)	460,497	460,497	—	—	—
Commitments to fund unused lines of credit (2)	173,915	173,915	—	—	—
Total	$3,684,412	$734,412	$1,400,000	$400,000	$1,150,000

(1)   Includes commitments to originate loans held-for-sale of $17.5 million.
(2)   Includes commitments to fund unused home equity lines of credit of $75.3 million and commercial lines of credit of $63.4 million.

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

Comparison of Financial Condition as of September 30, 2014 and December 31, 2013 and Operating Results for the Three and Nine Months Ended September 30, 2014 and 2013

Financial Condition

Total assets declined $333.4 million to $15.46 billion at September 30, 2014, from $15.79 billion at December 31, 2013, primarily reflecting a decrease in residential mortgage loans which was partially offset by increases in our multi-family and commercial real estate mortgage loan portfolio and our securities portfolio.

Loans receivable decreased $526.1 million to $11.92 billion at September 30, 2014, from $12.44 billion at December 31, 2013, and represented 77% of total assets at September 30, 2014. The growth in our multi-family and commercial real estate mortgage loan portfolio was more than offset by the decline in our residential mortgage loan portfolio resulting in a net decline of $524.9 million in our total mortgage loan portfolio to $11.62 billion at September 30, 2014, compared to $12.15 billion at December 31, 2013. At September 30, 2014, our residential mortgage loan portfolio represented 60% of our total loan portfolio, down from 65% at December 31, 2013, and our combined multi-family and commercial real estate mortgage loan portfolio represented 38% of our total loan portfolio, up from 33% at December 31, 2013. This reflects our continued focus on repositioning the asset mix of our balance sheet. Gross mortgage loans originated and purchased for portfolio during the nine months ended September 30, 2014 were $1.13 billion, compared to $2.07 billion during the nine months ended September 30, 2013, reflecting declines in both residential and multi-family and commercial real estate mortgage loan production. Mortgage loan repayments decreased to $1.41 billion for the nine months ended September 30, 2014, compared to $2.65 billion for the nine months ended September 30, 2013, primarily due to a decline in residential mortgage loan prepayments.

Our residential mortgage loan portfolio decreased $955.1 million to $7.08 billion at September 30, 2014, from $8.04 billion at December 31, 2013. Residential mortgage loan repayments declined for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, but continued to outpace our origination and purchase volume during the nine months ended September 30, 2014. Residential mortgage loan originations and purchases totaled $326.8 million during the nine months ended September 30, 2014, of which $187.2 million were originations and $139.6 million were purchases, compared to $837.8 million for the nine months ended September 30, 2013, of which $492.7 million were originations and $345.1 million were purchases. During the nine months ended September 30, 2014, the loan-to-value ratio of our residential mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 71% and the loan amount averaged approximately $578,000. Contributing to the decline in our residential mortgage loan portfolio during the nine months ended September 30, 2014 was the sale of loans, representing a significant portion of our non-performing residential mortgage loans, completed in the 2014 third quarter.

Our multi-family mortgage loan portfolio increased $362.8 million to $3.66 billion at September 30, 2014, from $3.30 billion at December 31, 2013, and represented 31% of our total loan portfolio at September 30, 2014. Our commercial real estate mortgage loan portfolio increased $67.3 million to $880.3 million at September 30, 2014, from $813.0 million at December 31, 2013, and represented 7% of our total loan portfolio at September 30, 2014. These increases reflect our continued commitment to grow these portfolios while operating in a very competitive lending environment. Multi-family and commercial real estate loan originations totaled $798.5 million during the nine months ended September 30, 2014, compared to $1.23 billion during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, our multi-family and commercial real estate mortgage loan originations reflected loan balances averaging approximately $2.5 million with a weighted average loan-to-value ratio, at the time of origination, of approximately 52% and a weighted average debt service coverage ratio of approximately 1.62.

Our securities portfolio increased $168.1 million to $2.42 billion at September 30, 2014, from $2.25 billion at December 31, 2013, and represented 16% of total assets at September 30, 2014. This increase reflects purchases totaling $459.9 million which were in excess of repayments of $281.5 million and sales of $14.3 million during the nine months ended September 30, 2014. At September 30, 2014, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost of $1.93 billion, a weighted average current coupon of 2.92%, a weighted average collateral coupon of 4.22% and a weighted average life of 4.1 years.

Total liabilities declined $407.9 million to $13.87 billion at September 30, 2014, from $14.27 billion at December 31, 2013, primarily due to declines in certificates of deposit and FHLB-NY advances, partially offset by an increase in core deposits. Deposits totaled $9.61 billion at September 30, 2014, or 69% of total liabilities, a decline of $242.5 million compared to $9.86 billion at December 31, 2013. The decrease in deposits was due to a decrease of $443.6 million in certificates of deposit, partially offset by a net increase of $201.1 million in core deposits. At September 30, 2014, core deposits totaled $6.76 billion and represented 70% of total deposits, up from 67% at December 31, 2013. This reflects our efforts to reposition the liability mix of our balance sheet. The net increase in core deposits at September 30, 2014, compared to December 31, 2013, reflected increases in money market and NOW and demand deposit accounts, partially offset by a decline in savings accounts. Money market accounts increased $359.7 million since December 31, 2013 to $2.33 billion at September 30, 2014. NOW and demand deposit accounts increased $48.9 million since December 31, 2013 to $2.15 billion at September 30, 2014. Savings accounts decreased $207.5 million since December 31, 2013 to $2.28 billion at September 30, 2014. The net increase in core deposits during the nine months ended September 30, 2014 appears to reflect customer preference for the liquidity these types of deposits provide, as well as our efforts to expand our business banking customer base. At September 30, 2014, total deposits included $915.5 million of business deposits, an increase of 41% since December 31, 2013.

Total borrowings, net, decreased $225.6 million to $3.91 billion at September 30, 2014, from $4.14 billion at December 31, 2013. The decrease in borrowings was primarily due to a decrease of $229.0 million in FHLB-NY advances, funded primarily by the proceeds from the sale of non-performing residential mortgage loans in the 2014 third quarter.

Stockholders' equity increased $74.5 million to $1.59 billion at September 30, 2014, from $1.52 billion at December 31, 2013. The increase in stockholders’ equity was primarily due to net income of $72.7 million, an unrealized gain on our available-for-sale securities portfolio, net of tax, of $7.2 million, stock-based compensation of $6.5 million and capital raised through our Stock Purchase Plan of $6.1 million, partially offset by dividends on common and preferred stock totaling $18.5 million.

Results of Operations

General

Net income available to common shareholders for the three months ended September 30, 2014 increased $1.9 million to $16.6 million, compared to $14.7 million for the three months ended September 30, 2013. This increase primarily reflected a provision for loan losses credited to operations of $3.0 million in the 2014 third quarter, compared to a provision for loan losses charged to operations of $2.5 million in the 2013 third quarter, partially offset by lower net interest income and non-interest income for the 2014 third quarter compared to the 2013 third quarter. Diluted EPS increased to $0.17 per common share for the three months ended September 30, 2014, compared to $0.15 per common share for the three months ended September 30, 2013.

For the nine months ended September 30, 2014, net income available to common shareholders increased $24.7 million to $66.1 million, compared to $41.4 million for the nine months ended September 30, 2013. This increase was largely due to a provision for loan losses credited to operations of $7.2 million for 2014 compared to a provision for loan losses charged to operations of $16.2 million for 2013, coupled with the impact of the NYS tax legislation signed into law on March 31, 2014 which resulted in a reduction in income tax expense of $11.5 million. Contributing to the increase in net income available to common shareholders for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was a decline in non-interest expense and an increase in net interest income. Lower non-interest income and higher preferred stock dividends in 2014 partially offset these increases. Diluted EPS increased to $0.66 per common share for the nine months ended September 30, 2014, compared to $0.42 per common share for the nine months ended September 30, 2013.

Return on average common stockholders’ equity increased to 4.57% for the three months ended September 30, 2014, compared to 4.47% for the three months ended September 30, 2013, and increased to 6.16% for the nine months ended September 30, 2014, compared to 4.22% for the nine months ended September 30, 2013. Return on average tangible common stockholders’ equity, which represents average common stockholders’ equity less average goodwill, increased to 5.23% for the three months ended September 30, 2014, compared to 5.20% for the three months ended September 30, 2013, and increased to 7.08% for the nine months ended September 30, 2014, compared to 4.91% for the nine months ended September 30, 2013. The increases in the returns on average common stockholders’ equity and average tangible common stockholders’ equity were due to increases in net income available to common shareholders, partially offset by increases in average common stockholders’ equity, for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013.

Return on average assets increased to 0.48% for the three months ended September 30, 2014, compared to 0.42% for the three months ended September 30, 2013, and increased to 0.62% for the nine months ended September 30, 2014, compared to 0.38% for the nine months ended September 30, 2013. The increases in the returns on average assets were due to increases in net income, coupled with reductions in average assets, for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013.

As indicated above, our results of operations for the nine months ended September 30, 2014 include a reduction in income tax expense of $11.5 million related to the NYS tax legislation. For the nine months ended September 30, 2014, this reduction in income tax expense increased diluted EPS by $0.11 per common share, return on average common stockholders’ equity by 107 basis points, return on average tangible common stockholders’ equity by 123 basis points and return on average assets by 10 basis points. See “Income Tax Expense” below for further discussion of the impact of the NYS tax legislation.

Income and expense and related financial ratios adjusted to exclude the effect of the aforementioned change in tax legislation represent non-GAAP financial measures which we believe provide investors with a meaningful comparison for effectively evaluating our operating results. Non-GAAP returns and EPS are calculated by substituting non-GAAP net income and non-GAAP net income available to common shareholders for net income and net income available to common shareholders in the corresponding calculation.

The following table provides a reconciliation between the non-GAAP financial measures to the comparable GAAP measures as reported in our consolidated statement of income for the nine months ended September 30, 2014 and related annualized returns.

(In Thousands, Except Per Share Data)	As Reported	Effect of Change in Tax Legislation	Non-GAAP
Income before income tax expense	$92,617	$—	$92,617
Income tax expense	19,960	11,487	31,447
Net income	72,657	(11,487)	61,170
Preferred stock dividends	6,582	—	6,582
Net income available to common shareholders	$66,075	$(11,487)	$54,588
Basic earnings per common share	$0.66	$(0.11)	$0.55
Diluted earnings per common share	$0.66	$(0.11)	$0.55
Return on average:
Common stockholders’ equity	6.16%	(1.07)%	5.09%
Tangible common stockholders’ equity	7.08	(1.23)	5.85
Assets	0.62	(0.10)	0.52

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

Net interest income decreased $1.6 million to $84.6 million for the three months ended September 30, 2014, compared to $86.2 million for the three months ended September 30, 2013. This decline was primarily due to a decrease in interest earned on our residential mortgage loan portfolio which exceeded increases in interest earned on our multi-family and commercial real estate mortgage loan portfolio and our securities portfolio and declines in interest expense on certificates of deposit and borrowings. For the nine months ended September 30, 2014, we continued to see the benefit of the restructuring of borrowings which occurred primarily in the 2013 second quarter and the prepayment of our junior subordinated debentures in the 2013 second quarter, resulting in a significant reduction in interest expense on borrowings compared to the nine months ended September 30, 2013. This reduction in interest expense on borrowings, coupled with increases in interest earned on our multi-family and commercial real estate mortgage loan portfolio and our securities portfolio and a decline in interest expense on certificates of deposit, outpaced the decline in interest earned on our residential mortgage loan portfolio, resulting in an increase of $3.3 million in net interest income to $258.4 million for the nine months ended September 30, 2014, compared to $255.1 million for the nine months ended September 30, 2013.

The continued low interest rate environment, coupled with the changing mix of our interest-earning assets and interest-bearing liabilities and the 2013 restructuring of borrowings and prepayment of the junior subordinated debentures, has resulted in the average cost of interest-bearing liabilities declining more than the average yield on interest-earning assets for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, resulting in improvements in 2014 in both our net interest rate spread and our net interest margin. The net interest rate spread increased three basis points to 2.23% for the three months ended September 30, 2014, from 2.20% for the three months ended September 30, 2013, and increased nine basis points to 2.25% for the nine months ended September 30, 2014, from 2.16% for the nine months ended September 30, 2013. The net interest margin increased three basis points to 2.31% for the three months ended September 30, 2014, from 2.28% for the three months ended September 30, 2013, and increased ten basis points to 2.33% for the nine months ended September 30, 2014, from 2.23% for the nine months ended September 30, 2013. The average balance of net interest-earning assets increased $95.2 million to $1.03 billion for the three months ended September 30, 2014, from $934.3 million for the three months ended September 30, 2013, and increased $143.2 million to $1.03 billion for the nine months ended September 30, 2014, from $884.1 million for the nine months ended September 30, 2013.

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

	For the Three Months Ended September 30,
	2014			2013
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
			(Annualized)			(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$7,308,943	$58,268	3.19%	$8,499,231	$69,158	3.25%
Multi-family and commercial real estate	4,493,537	45,693	4.07	3,829,065	41,450	4.33
Consumer and other loans (1)	241,107	2,157	3.58	248,529	2,175	3.50
Total loans	12,043,587	106,118	3.52	12,576,825	112,783	3.59
Mortgage-backed and other securities (2)	2,380,251	14,528	2.44	2,320,896	13,247	2.28
Interest-earning cash accounts	109,766	83	0.30	87,258	67	0.31
FHLB-NY stock	141,265	1,486	4.21	150,504	1,498	3.98
Total interest-earning assets	14,674,869	122,215	3.33	15,135,483	127,595	3.37
Goodwill	185,151			185,151
Other non-interest-earning assets	707,949			738,821
Total assets	$15,567,969			$16,059,455

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,327,037	293	0.05	$2,619,798	330	0.05
Money market	2,268,405	1,475	0.26	1,864,235	1,179	0.25
NOW and demand deposit	2,145,803	182	0.03	2,103,436	172	0.03
Total core deposits	6,741,245	1,950	0.12	6,587,469	1,681	0.10
Certificates of deposit	2,892,094	10,854	1.50	3,513,212	13,475	1.53
Total deposits	9,633,339	12,804	0.53	10,100,681	15,156	0.60
Borrowings	4,012,018	24,791	2.47	4,100,528	26,235	2.56
Total interest-bearing liabilities	13,645,357	37,595	1.10	14,201,209	41,391	1.17
Non-interest-bearing liabilities	337,887			409,510
Total liabilities	13,983,244			14,610,719
Stockholders’ equity	1,584,725			1,448,736
Total liabilities and stockholders’ equity	$15,567,969			$16,059,455

Net interest income/ net interest rate spread (3)		$84,620	2.23%		$86,204	2.20%

Net interest-earning assets/ net interest margin (4)	$1,029,512		2.31%	$934,274		2.28%

Ratio of interest-earning assets to interest-bearing liabilities	1.08 x			1.07 x
__________________________________

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30,
	2014			2013
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
			(Annualized)			(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$7,672,504	$185,516	3.22%	$9,007,869	$222,994	3.30%
Multi-family and commercial real estate	4,315,675	132,430	4.09	3,558,759	120,463	4.51
Consumer and other loans (1)	239,419	6,328	3.52	256,866	6,611	3.43
Total loans	12,227,598	324,274	3.54	12,823,494	350,068	3.64
Mortgage-backed and other securities (2)	2,323,096	42,321	2.43	2,190,480	36,003	2.19
Interest-earning cash accounts	103,489	232	0.30	93,327	192	0.27
FHLB-NY stock	146,659	4,777	4.34	154,942	5,147	4.43
Total interest-earning assets	14,800,842	371,604	3.35	15,262,243	391,410	3.42
Goodwill	185,151			185,151
Other non-interest-earning assets	679,814			767,235
Total assets	$15,665,807			$16,214,629

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,402,031	898	0.05	$2,705,411	1,011	0.05
Money market	2,134,118	3,895	0.24	1,786,764	4,409	0.33
NOW and demand deposit	2,121,511	522	0.03	2,095,285	518	0.03
Total core deposits	6,657,660	5,315	0.11	6,587,460	5,938	0.12
Certificates of deposit	3,019,343	33,541	1.48	3,677,032	42,228	1.53
Total deposits	9,677,003	38,856	0.54	10,264,492	48,166	0.63
Borrowings	4,096,522	74,384	2.42	4,113,661	88,107	2.86
Total interest-bearing liabilities	13,773,525	113,240	1.10	14,378,153	136,273	1.26
Non-interest-bearing liabilities	332,878			436,554
Total liabilities	14,106,403			14,814,707
Stockholders’ equity	1,559,404			1,399,922
Total liabilities and stockholders’ equity	$15,665,807			$16,214,629

Net interest income/ net interest rate spread (3)		$258,364	2.25%		$255,137	2.16%

Net interest-earning assets/ net interest margin (4)	$1,027,317		2.33%	$884,090		2.23%

Ratio of interest-earning assets to interest-bearing liabilities	1.07 x			1.06 x
 _________________________________

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Increase (Decrease) for the Three Months ended September 30, 2014 Compared to the Three Months ended September 30, 2013			Increase (Decrease) for the Nine Months ended September 30, 2014 Compared to the Nine Months ended September 30, 2013
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
Residential	$(9,622)	$(1,268)	$(10,890)	$(32,210)	$(5,268)	$(37,478)
Multi-family and commercial real estate	6,851	(2,608)	4,243	23,916	(11,949)	11,967
Consumer and other loans	(67)	49	(18)	(454)	171	(283)
Mortgage-backed and other securities	342	939	1,281	2,248	4,070	6,318
Interest-earning cash accounts	18	(2)	16	20	20	40
FHLB-NY stock	(96)	84	(12)	(268)	(102)	(370)
Total	(2,574)	(2,806)	(5,380)	(6,748)	(13,058)	(19,806)
Interest-bearing liabilities:
Savings	(37)	—	(37)	(113)	—	(113)
Money market	250	46	296	790	(1,304)	(514)
NOW and demand deposit	10	—	10	4	—	4
Certificates of deposit	(2,360)	(261)	(2,621)	(7,345)	(1,342)	(8,687)
Borrowings	(549)	(895)	(1,444)	(362)	(13,361)	(13,723)
Total	(2,686)	(1,110)	(3,796)	(7,026)	(16,007)	(23,033)
Net change in net interest income	$112	$(1,696)	$(1,584)	$278	$2,949	$3,227

Interest Income

Interest income decreased $5.4 million to $122.2 million for the three months ended September 30, 2014, from $127.6 million for the three months ended September 30, 2013, due to decreases in both the average yield and average balance of interest-earning assets. The average yield on interest-earning assets decreased to 3.33% for the three months ended September 30, 2014, from 3.37% for the three months ended September 30, 2013, primarily due to a lower average yield on mortgage loans, partially offset by an increase in the average yield on mortgage-backed and other securities. The average balance of interest-earning assets decreased $460.6 million to $14.67 billion for the three months ended September 30, 2014, from $15.14 billion for the three months ended September 30, 2013, primarily due to a decrease in the average balance of residential mortgage loans, partially offset by an increase in the average balance of multi-family and commercial real estate mortgage loans.

Interest income on residential mortgage loans decreased $10.9 million to $58.3 million for the three months ended September 30, 2014, from $69.2 million for the three months ended September 30, 2013, due to a decrease of $1.19 billion in the average balance to $7.31 billion for the three months ended September 30, 2014, from $8.50 billion for the three months ended September 30, 2013, coupled with a decrease in the average yield to 3.19% for the three months ended September 30, 2014, from 3.25% for the three months ended September 30, 2013. The decrease in the average balance of residential mortgage loans reflected the continued decline of this portfolio as repayments outpaced our originations over the past year, and, to a lesser extent, the sale of non-performing residential mortgage loans in the 2014 third quarter. The decrease in the average yield was primarily due to new originations at lower interest rates than the interest rates on loans repaid over the past year and the impact of the downward repricing of our ARM loans, partially offset by a decline in amortization of net premium and deferred loan origination cost. Net premium and deferred loan origination cost amortization decreased $2.0 million to $3.0 million for the three months ended September 30, 2014, from $5.0 million for the three months ended September 30, 2013, reflecting the decline in residential mortgage loan prepayments for the 2014 third quarter compared to the 2013 third quarter.

Interest income on multi-family and commercial real estate mortgage loans increased $4.2 million to $45.7 million for the three months ended September 30, 2014, from $41.5 million for the three months ended September 30, 2013, due to an increase of $664.5 million in the average balance to $4.49 billion for the three months ended September 30, 2014, from $3.83 billion for the three months ended September 30, 2013, partially offset by a decrease in the average yield to 4.07% for the three months ended September 30, 2014, from 4.33% for the three months ended September 30, 2013. The increase in the average balance of multi-family and commercial real estate loans was attributable to strong levels of originations of such loans which exceeded repayments over the past year. The decrease in the average yield was due, in part, to new originations at interest rates below the weighted average interest rate of the portfolio as well as the interest rates on loans repaid, coupled with the impact of the downward repricing of our ARM loans. Prepayment penalties totaled $1.6 million for the three months ended September 30, 2014 and $1.5 million for the three months ended September 30, 2013.

Interest income on mortgage-backed and other securities increased $1.3 million to $14.5 million for the three months ended September 30, 2014, from $13.2 million for the three months ended September 30, 2013, due to an increase in the average yield to 2.44% for the three months ended September 30, 2014, from 2.28% for the three months ended September 30, 2013, coupled with an increase of $59.4 million in the average balance of the portfolio. The increase in the average yield on mortgage-backed and other securities was primarily due to a decrease in net premium amortization. Net premium amortization decreased $1.2 million to $2.1 million for the three months ended September 30, 2014, from $3.3 million for the three months ended September 30, 2013. The increase in the average balance of mortgage-backed and other securities reflects securities purchases over the past year in excess of repayments and sales.

Interest income decreased $19.8 million to $371.6 million for the nine months ended September 30, 2014, from $391.4 million for the nine months ended September 30, 2013, due to a decrease in the average yield on interest-earning assets to 3.35% for the nine months ended September 30, 2014, from 3.42% for the nine months ended September 30, 2013, coupled with a decrease of $461.4 million in the average balance of interest-earning assets to $14.80 billion for the nine months ended September 30, 2014, from $15.26 billion for the nine months ended September 30, 2013.

Interest income on residential mortgage loans decreased $37.5 million to $185.5 million for the nine months ended September 30, 2014, from $223.0 million for the nine months ended September 30, 2013, due to a decrease of $1.34 billion in the average balance to $7.67 billion for the nine months ended September 30, 2014, from $9.01 billion for the nine months ended September 30, 2013, coupled with a decrease in the average yield to 3.22% for the nine months ended September 30, 2014, from 3.30% for the nine months ended September 30, 2013. Net premium and deferred loan origination cost amortization on residential mortgage loans decreased $7.9 million to $8.3 million for the nine months ended September 30, 2014, from $16.2 million for the nine months ended September 30, 2013.

Interest income on multi-family and commercial real estate loans increased $11.9 million to $132.4 million for the nine months ended September 30, 2014, from $120.5 million for the nine months ended September 30, 2013, due to an increase of $756.9 million in the average balance to $4.32 billion for the nine months ended September 30, 2014, from $3.56 billion for the nine months ended September 30, 2013, partially offset by a decrease in the average yield to 4.09% for the nine months ended September 30, 2014, from 4.51% for the nine months ended September 30, 2013. Prepayment penalties totaled $5.1 million for the nine months ended September 30, 2014 and $4.8 million for the nine months ended September 30, 2013.

Interest income on mortgage-backed and other securities increased $6.3 million to $42.3 million for the nine months ended September 30, 2014, from $36.0 million for the nine months ended September 30, 2013, due to an increase in the average yield to 2.43% for the nine months ended September 30, 2014, from 2.19% for the nine months ended September 30, 2013, coupled with an increase of $132.6 million in the average balance of the portfolio. Net premium amortization on mortgage-backed and other securities decreased $6.1 million to $6.6 million for the nine months ended September 30, 2014, from $12.7 million for the nine months ended September 30, 2013.

The principal reasons for the changes in the average yields and average balances of the various assets noted above for the nine months ended September 30, 2014 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2014.

Interest Expense

Interest expense decreased $3.8 million to $37.6 million for the three months ended September 30, 2014, from $41.4 million for the three months ended September 30, 2013, due to a decrease of $555.9 million in the average balance of interest-bearing liabilities to $13.65 billion for the three months ended September 30, 2014, from $14.20 billion for the three months ended September 30, 2013, coupled with a decrease in the average cost of interest-bearing liabilities to 1.10% for the three months ended September 30, 2014, from 1.17% for the three months ended September 30, 2013. The decrease in the average balance of interest-bearing liabilities primarily reflected a decrease in the average balance of certificates of deposit. The decrease in the average cost of interest-bearing liabilities was primarily due to a decrease in the average cost of borrowings.

Interest expense on total deposits decreased $2.4 million to $12.8 million for the three months ended September 30, 2014, from $15.2 million for the three months ended September 30, 2013, due to a decrease of $467.3 million in the average balance of total deposits to $9.63 billion for the three months ended September 30, 2014, from $10.10 billion for the three months ended September 30, 2013, coupled with a decrease in the average cost to 0.53% for the three months ended September 30, 2014, from 0.60% for the three months ended September 30, 2013. The decrease in the average balance of total deposits was primarily due to decreases in the average balances of certificates of deposit and savings accounts, partially offset by increases in money market and NOW and demand deposit accounts. The decrease in the average cost of total deposits was primarily due to a decrease in the average cost of our certificates of deposit accounts.

Interest expense on certificates of deposit decreased $2.6 million to $10.9 million for the three months ended September 30, 2014, from $13.5 million for the three months ended September 30, 2013, due to a decrease of $621.1 million in the average balance, coupled with a decrease in the average cost to 1.50% for the three months ended September 30, 2014, from 1.53% for the three months ended September 30, 2013. The decrease in the average balance of certificates of deposit was primarily the result of our reduced focus on certificates of deposit, reflecting our efforts to reposition the liability mix of our balance sheet to increase our core deposits and reduce certificates of deposit. The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates. During the three months ended September 30, 2014, $407.0 million of certificates of deposit, with a weighted average rate of 0.62% and a weighted average maturity at inception of seventeen months, matured and $281.1 million of certificates of deposit were issued or repriced, with a weighted average rate of 0.27% and a weighted average maturity at inception of twelve months.

Interest expense on borrowings decreased $1.4 million to $24.8 million for the three months ended September 30, 2014, from $26.2 million for the three months ended September 30, 2013, due to a decrease in the average cost to 2.47% for the three months ended September 30, 2014, from 2.56% for the three months ended September 30, 2013, coupled with a decrease of $88.5 million in the average balance of borrowings to $4.01 billion for the three months ended September 30, 2014, from $4.10 billion for the three months ended September 30, 2013.

Interest expense decreased $23.1 million to $113.2 million for the nine months ended September 30, 2014, from $136.3 million for the nine months ended September 30, 2013, due to a decrease in the average cost of interest-bearing liabilities to 1.10% for the nine months ended September 30, 2014, from 1.26% for the nine months ended September 30, 2013, coupled with a decrease of $604.6 million in the average balance of interest-bearing liabilities to $13.77 billion for the nine months ended September 30, 2014, from $14.38 billion for the nine months ended September 30, 2013. The decrease in the average cost of interest-bearing liabilities was primarily due to decreases in the average costs of borrowings, certificates of deposit and money market accounts.

Interest expense on total deposits decreased $9.3 million to $38.9 million for the nine months ended September 30, 2014, from $48.2 million for the nine months ended September 30, 2013, due to a decrease of $587.5 million in the average balance of total deposits to $9.68 billion for the nine months ended September 30, 2014, from $10.26 billion for the nine months ended September 30, 2013, coupled with a decrease in the average cost to 0.54% for the nine months ended September 30, 2014, from 0.63% for the nine months ended September 30, 2013.

Interest expense on certificates of deposit decreased $8.7 million to $33.5 million for the nine months ended September 30, 2014, from $42.2 million for the nine months ended September 30, 2013, due to a decrease of $657.7 million in the average balance, coupled with a decrease in the average cost to 1.48% for the nine months ended September 30, 2014, from 1.53% for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, $1.49 billion of certificates of deposit with a weighted average rate of 0.68% and a weighted average maturity at inception of seventeen months matured and $1.02 billion of certificates of deposit were issued or repriced, with a weighted average rate of 0.30% and a weighted average maturity at inception of thirteen months.

Interest expense on borrowings decreased $13.7 million to $74.4 million for the nine months ended September 30, 2014, from $88.1 million for the nine months ended September 30, 2013, primarily due to a decrease in the average cost to 2.42% for the nine months ended September 30, 2014, from 2.86% for the nine months ended September 30, 2013. The decrease in the average cost of borrowings reflects the restructuring of $1.35 billion of borrowings and the prepayment of our junior subordinated debentures in 2013 and increased utilization of short-term federal funds purchased and FHLB-NY advances during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

Except as noted above, the principal reasons for the changes in the average costs and average balances of the various liabilities noted above for the nine months ended September 30, 2014 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2014.

Provision for Loan Losses (Credited) Charged to Operations

We review our allowance for loan losses on a quarterly basis. Material factors considered during our quarterly review are the composition and size of our loan portfolio, the levels and composition of loan delinquencies and non-performing loans, our loss history and our evaluation of the housing and real estate markets and the current economic environment. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. We are impacted by both national and regional economic factors, with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut. Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging. Interest rates have been at or near historical lows and we expect them to remain low for the near term. Long-term interest rates moved higher during the latter half of 2013 but declined somewhat during the nine months ended September 30, 2014, with the ten-year U.S. Treasury rate decreasing from 3.03% at December 31, 2013 to 2.49% at the end of September 2014. The national unemployment rate was 5.9% for September 2014, compared to 6.7% for December 2013, and new job growth in 2014 has continued its slow pace. Softness persists in the housing and real estate markets, although the extent of such softness varies from region to region. We believe market conditions remain favorable in the New York metropolitan area with respect to our multi-family mortgage loan origination activities, though increasing competition in this area has resulted in some competitor institutions offering rates and/or product terms at levels which we have chosen not to offer and which we believe do not fit our current risk tolerance.

We recorded a provision for loan losses credited to operations of $3.0 million for the three months ended September 30, 2014 and $7.2 million for the nine months ended September 30, 2014. This compares to a provision for loan losses charged to operations of $2.5 million for the three months ended September 30, 2013 and $16.2 million for the nine months ended September 30, 2013. The allowance for loan losses declined to $113.6 million at September 30, 2014, compared to $118.6 million at June 30, 2014 and $139.0 million at December 31, 2013. The allowance for loan losses as a percentage of total loans was 0.95% at September 30, 2014, compared to 0.98% at June 30, 2014 and 1.12% at December 31, 2013. The reduction in the allowance for loan losses at September 30, 2014 compared to December 31, 2013, and the provision credited to operations for the nine months ended September 30, 2014, reflects the results of our quarterly reviews of the adequacy of the allowance for loan losses and includes the release of $5.7 million of reserves as of June 30, 2014 which were previously attributable to the pool of loans designated as held-for-sale discussed below. We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the significant reduction in non-performing loans and continued improvement in our loan loss experience, as well as the high quality of our loan originations and the contraction of the overall loan portfolio.

As more fully discussed in our June 30, 2014 Quarterly Report on Form 10-Q, we designated a pool of non-performing residential mortgage loans as held-for-sale as of June 30, 2014. In connection with the designation of the pool of loans as held-for-sale, we recorded a loan charge-off of $8.7 million against the allowance for loan losses during the 2014 second quarter to write down the pool of loans from its immediately previous aggregate recorded investment of $195.0 million to its estimated fair value at that time of $186.3 million. As a result of our quarterly review of the adequacy of the allowance for loan losses as of June 30, 2014, $5.7 million of reserves previously attributable to this pool of loans was deemed no longer required and was credited to the provision for loan losses as a reserve release in the 2014 second quarter. During the 2014 third quarter we completed a bulk sale transaction of substantially all of the non-performing residential mortgage loans held-for-sale. The majority of the remaining loans from the pool designated as held-for-sale as of June 30, 2014 were either foreclosed upon and transferred to REO or were satisfied via short sales or payoffs during the 2014 third quarter with the balance of the loans held-for-sale sold in a second sale transaction, with the same counterparty as the bulk sale transaction, in September 2014. For additional information on the 2014 third quarter dispositions of the non-performing residential mortgage loans held-for-sale as of June 30, 2014, see "Asset Quality."

Non-performing loans, which are comprised primarily of mortgage loans and exclude loans held-for-sale, totaled $115.1 million, or 0.97% of total loans, at September 30, 2014, up $5.4 million compared to $109.7 million, or 0.91% of total loans, at June 30, 2014 and down $216.9 million compared to $332.0 million, or 2.67% of total loans, at December 31, 2013. The allowance for loan losses as a percentage of non-performing loans was 98.73% at September 30, 2014, compared to 108.09% at June 30, 2014 and 41.87% at December 31, 2013. The increase in non-performing loans at September 30, 2014 compared to June 30, 2014 is primarily attributable to an increase in non-performing residential mortgage loans, partially offset by declines in non-performing multi-family and commercial real estate mortgage loans. Notwithstanding this increase in non-performing loans, total delinquent loans declined $8.5 million at September 30, 2014 compared to June 30, 2014 reflecting a decline in loans 30-89 days past due and accruing interest. The decline in non-performing loans and the change in the related ratio at September 30, 2014, compared to December 31, 2013, reflects, in large part, the sale of the non-performing residential mortgage loans during the 2014 third quarter discussed above. The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages related to our non-performing loans are generally higher than the allowance coverage percentages related to our performing loans. In evaluating our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral.

Net loan charge-offs totaled $2.0 million, or seven basis points of average loans outstanding, annualized, for the three months ended September 30, 2014, and $18.2 million, or 20 basis points of average loans outstanding, annualized, for the nine months ended September 30, 2014. Net loan charge-offs for the nine months ended September 30, 2014 include the aforementioned $8.7 million charge-off related to the designation of the pool of loans as held-for-sale as of June 30, 2014. This compares to net loan charge-offs of $3.4 million, or 11 basis points of average loans outstanding, annualized, for the three months ended September 30, 2013 and $18.7 million, or 19 basis points of average loans outstanding, annualized, for the nine months ended September 30, 2013.

When analyzing our asset quality trends and coverage ratios, consideration is given to the accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio. Included in our non-performing loans are residential mortgage loans which are 180 days or more past due for which we update our estimates of collateral values annually. We record a charge-off for the portion of the recorded investment in these loans in excess of the estimated fair value of the underlying collateral less estimated selling costs. Therefore, certain losses inherent in our non-performing residential mortgage loans are being recognized through a charge-off at 180 days past due and annually thereafter. The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans. Therefore, when reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs is considered. Non-performing residential mortgage loans which were 180 days or more past due at September 30, 2014 totaled $13.1 million, net of $1.6 million in charge-offs related to such loans, compared to $7.8 million, net of $2.2 million in charge-offs related to such loans, at June 30, 2014 and $202.7 million, net of $60.6 million in charge-offs related to such loans, at December 31, 2013. The decline since December 31, 2013 was primarily attributable to the aforementioned sale of non-performing residential mortgage loans during the 2014 third quarter.

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio. We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time. Our 2014 third quarter analysis of loss severity on residential mortgage loans, defined as the ratio of net write downs taken through disposition of the asset (typically the sale of REO or a short sale) to the loan’s original principal balance, indicated an average loss severity of approximately 26%, compared to approximately 27% in our 2014 second quarter analysis, approximately 26% in our 2014 first quarter analysis and approximately 30% in our 2013 fourth quarter analysis. Our analysis in the 2014 third quarter involved a review of residential REO sales and short sales which occurred during the twelve months ended June 30, 2014 and included both full documentation and reduced documentation loans in a variety of states with varying years of origination. Our 2014 third quarter analysis of charge-offs on multi-family and commercial real estate mortgage loans during the twelve months ended June 30, 2014, which generally related to certain delinquent and non-performing loans transferred to held-for-sale, loans modified in a TDR or loans foreclosed upon and transferred to REO, indicated an average loss severity of approximately 27%, compared to approximately 29% in our 2014 second quarter analysis, approximately 23% in our 2014 first quarter analysis and approximately 19% in our 2013 fourth quarter analysis. We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses. However, the uniqueness of each multi-family and commercial real estate loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses. The ratio of the allowance for loan losses to non-performing loans was approximately 99% at September 30, 2014, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses.

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

During the 2014 first quarter, total delinquent loans decreased $31.3 million since December 31, 2013 and net loan charge-offs decreased compared to the 2013 fourth quarter. The national unemployment rate was 6.7% for March 2014, unchanged compared to December 2013, and there were job gains for the quarter totaling 533,000 at the time of our analysis. We continued to update our charge-off and loss analysis during the 2014 first quarter and updated our allowance coverage percentages accordingly. As a result of these factors, our allowance for loan losses decreased compared to December 31, 2013 and totaled $134.0 million at March 31, 2014 which resulted in a provision for loan losses charged to operations of $1.6 million for the 2014 first quarter. As of June 30, 2014, we designated a pool of non-performing residential mortgage loans as held-for-sale, substantially all of which were 90 days or more past due, which resulted in a significant decline in total delinquent loans remaining in our loan portfolio at June 30, 2014 compared to March 31, 2014. Net loan charge-offs were higher in the 2014 second quarter compared to the 2014 first quarter, primarily due to the loan charge-off recorded in the second quarter in connection with designating the aforementioned pool of loans as held-for-sale. The national unemployment rate decreased to 6.1% for June 2014 and job gains in the 2014 second quarter totaled 816,000 at the time of our analysis. We continued to update our charge-off and loss analysis during the 2014 second quarter and updated our allowance coverage percentages accordingly. As a result of these factors, our allowance for loan losses decreased compared to March 31, 2014 and totaled $118.6 million at June 30, 2014 which resulted in a provision for loan losses credited to operations of $5.7 million for the 2014 second quarter and $4.1 million for the six months ended June 30, 2014. During the 2014 third quarter, total delinquent loans decreased $8.5 million since June 30, 2014. The national unemployment rate decreased to 5.9% for September 2014 and there were job gains for the quarter totaling 671,000 at the time of our analysis. Net loan charge-offs decreased for the 2014 third quarter compared to the 2014 second quarter, which had included the loan charge-off discussed above related to the designation of loans as held-for-sale. We continued to update our charge-off and loss analysis during the 2014 third quarter and modified our allowance coverage percentages accordingly. As a result of these factors, our allowance for loan losses decreased compared to June 30, 2014 and totaled $113.6 million at September 30, 2014 which resulted in a provision for loan losses credited to operations of $3.0 million for the three months ended September 30, 2014 and $7.2 million for the nine months ended September 30, 2014.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses. We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, the levels and composition of loan delinquencies and non-performing loans, our loss history and our evaluation of the housing and real estate markets and the current economic environment. The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at September 30, 2014 and December 31, 2013.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality” and Note 3 of Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, “Financial Statements (Unaudited).”

Non-Interest Income

Non-interest income decreased $1.5 million to $13.8 million for the three months ended September 30, 2014, from $15.3 million for the three months ended September 30, 2013, primarily due to decreases in other non-interest income and mortgage banking income, net. For the nine months ended September 30, 2014, non-interest income decreased $10.9 million to $41.3 million, from $52.2 million for the nine months ended September 30, 2013, primarily due to decreases in mortgage banking income, net, gain on sale of securities and other non-interest income.

Gross realized gains on sales of securities totaled $141,000 for the nine months ended September 30, 2014, compared to $2.1 million for the nine months ended September 30, 2013. These gains were the result of sales of mortgage-backed securities from the available-for-sale portfolio with an amortized cost of $14.3 million during the nine months ended September 30, 2014 and $39.5 million during the nine months ended September 30, 2013.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, decreased $636,000 to $1.3 million for the three months ended September 30, 2014, from $1.9 million for the three months ended September 30, 2013, and decreased $7.4 million to $2.7 million for the nine months ended September 30, 2014, from $10.1 million for the nine months ended September 30, 2013. These decreases were primarily due to declines in net gain on sales of loans and, for the nine month period, a recovery recorded in the valuation allowance for the impairment of MSR. Net gain on sales of loans totaled $485,000 for the three months ended September 30, 2014 and $1.3 million for the nine months ended September 30, 2014, compared to $952,000 for the three months ended September 30, 2013 and $6.4 million for the nine months ended September 30, 2013. The declines in net gain on sales of loans primarily reflected a decrease in the volume of loans sold during the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, attributable to a decline in the levels of originations of such loans in 2014 compared to 2013. In addition, during the 2013 first quarter, we eliminated the backlog of loan sale closings that existed at December 31, 2012, resulting from delays in the 2012 fourth quarter as the New York metropolitan area recovered from Hurricane Sandy. The recovery of the valuation allowance for the impairment of MSR totaled $290,000 for the nine months ended September 30, 2014, compared to $3.1 million for the nine months ended September 30, 2013. The recovery recorded in 2013 was primarily the result of a significant decrease in the estimated weighted average constant prepayment rate on mortgages and a corresponding increase in the estimated weighted average life of the servicing portfolio at September 30, 2013 compared to December 31, 2012 reflecting the increase in the U.S. Treasury rates in the latter part of the 2013 second quarter and continuing into the 2013 third quarter.

Other non-interest income declined $865,000 to $436,000 for the 2014 third quarter, compared to $1.3 million for the 2013 third quarter, and declined $1.4 million to $3.1 million for the nine months ended September 30, 2014, compared to $4.5 million for the nine months ended September 30, 2013. These declines were primarily attributable to the $920,000 loss recognized in the 2014 third quarter on the sale of non-performing residential mortgage loans held-for-sale with a carrying value of $4.0 million that were not sold in the bulk sale transaction that closed on July 31, 2014 and were not otherwise resolved through either foreclosure and transfer to REO or satisfaction via short sales or payoffs.

Non-Interest Expense

Non-interest expense decreased slightly to $72.4 million for the three months ended September 30, 2014, compared to $72.5 million for the three months ended September 30, 2013, as decreases in federal deposit insurance premium expense and other non-interest expense, primarily foreclosure and REO related expenses, were substantially offset by increases in advertising expense and occupancy, equipment and systems expense. For the nine months ended September 30, 2014, non-interest expense decreased $4.3 million to $214.2 million, from $218.5 million for the nine months ended September 30, 2013, primarily due to a reduction in federal deposit insurance premium expense in 2014 compared to 2013 and a $4.3 million prepayment charge for the early extinguishment of our junior subordinated debentures recognized in the 2013 nine month period, partially offset by increases in advertising expense and compensation and benefits expense. Our percentage of general and administrative expense to average assets, annualized, increased to 1.86% for the three months ended September 30, 2014, compared to 1.81% for the three months ended September 30, 2013, primarily due to the decline in average assets. For the nine months ended September 30, 2014, our percentage of general and administrative expense to average assets, annualized, increased to 1.82%, compared to 1.80% for the nine months ended September 30, 2013, primarily due to the decline in average assets, partially offset by the decline in general and administrative expense.

Compensation and benefits expense increased $2.7 million to $102.0 million for the nine months ended September 30, 2014, from $99.3 million for the nine months ended September 30, 2013, reflecting higher salaries, incentive compensation and stock-based compensation costs in 2014 compared to 2013 and a $3.1 million reduction in compensation and benefits expense in the 2013 first quarter to reflect changes in certain compensation policies which became effective January 1, 2013. The absence of costs related to the Employee Stock Ownership Plan, or ESOP, and lower pension related expenses in 2014 compared to 2013 partially offset these increases. There were no ESOP related expenses in 2014 as a result of the final allocation of shares to participant accounts as of December 31, 2013, compared to $8.0 million for the nine months ended September 30, 2013. Effective April 1, 2014, the ESOP was merged into the incentive savings plan. The decline in pension related expenses in 2014 reflected the recognition of a net periodic benefit for our defined benefit pension plans of $2.1 million for the nine months ended September 30, 2014, compared to a net periodic cost of $110,000 for the nine months ended September 30, 2013, primarily due to an improvement in the expected return on pension plan assets, coupled with lower other postretirement benefit plan costs.

Occupancy, equipment and systems expense increased $1.0 million to $18.0 million for the three months ended September 30, 2014, compared to $17.0 million for the three months ended September 30, 2013, primarily due to rental expense for the Manhattan branch which opened on March 31, 2014, coupled with increases in equipment expenses, data processing charges and depreciation expense.

Federal deposit insurance premium expense decreased $2.6 million to $6.6 million for the three months ended September 30, 2014, compared to $9.2 million for the three months ended September 30, 2013, and decreased $6.0 million to $22.4 million for the nine months ended September 30, 2014, compared to $28.4 million for the nine months ended September 30, 2013. These declines reflected reductions in both our assessment base and assessment rate. As a result of the sales of non-performing residential mortgage loans in the 2014 third quarter, we expect future federal deposit insurance premium expense, as well as foreclosure related expenses, to decline.

Advertising expense increased $2.9 million to $5.0 million for the 2014 third quarter, compared to $2.1 million for the 2013 third quarter, and increased $3.0 million to $9.2 million for the nine months ended September 30, 2014, compared to $6.2 million for the nine months ended September 30, 2013. These increases reflect our continued advertising and branding expenses related to both the Manhattan branch which opened earlier this year and our continued focus on growing business banking and included significant brand awareness advertising in one of the busiest commuter travel hubs in New York City, Penn Station, during the entire month of September 2014.

Income Tax Expense

For the three months ended September 30, 2014, income tax expense totaled $10.3 million, representing an effective tax rate of 35.3%, compared to $9.5 million for the three months ended September 30, 2013, representing an effective tax rate of 36.0%. For the nine months ended September 30, 2014, income tax expense totaled $20.0 million. On March 31, 2014, NYS tax legislation was signed into law in connection with the approval of the NYS 2014-2015 budget. Portions of the new legislation will result in significant changes in the calculation of income taxes imposed on banks and thrifts operating in NYS, including changes to (1) future period NYS tax rates, (2) rules related to sourcing of revenue for NYS tax purposes and (3) the NYS taxation of entities within one corporate structure, among other provisions. In recent years, we have been subject to taxation in NYS under an alternative taxation method. The new legislation, among other things, removes that alternative method. Further, the new law (1) requires that we will be taxed in a manner that we believe may result in an increase in our tax expense beginning in 2015 and (2) caused us to recognize temporary differences and net operating loss carry-forward benefits in 2014 which we were unable to recognize previously. The result of this legislative change as of March 31, 2014 was an increase in our net deferred tax asset with a corresponding reduction in income tax expense of $11.5 million in the 2014 first quarter. The impact of this change in tax legislation partially offset our income tax expense of $31.4 million resulting from current operations for the nine months ended September 30, 2014, representing an effective tax rate of 34.0%. This compares to an income tax expense of $26.2 million for the nine months ended September 30, 2013, representing an effective tax rate of 36.1%. The decline in the effective tax rate for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, primarily reflects the absence of ESOP expense in 2014, a portion of which is not deductible for tax purposes. We anticipate that our effective tax rate will increase in 2015 and 2016 as the provisions of the recent tax legislation become applicable to us. We are continuing to evaluate and interpret the new legislation and the impact on our income tax expense in future periods.

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

As part of our ongoing efforts to reduce the level of our non-performing residential mortgage loans, from time to time, we have given consideration to a potential bulk sale.  However, prior to the 2014 second quarter, market conditions typically indicated that bulk sales could result in losses in excess of those which we would anticipate via our traditional approach of working out loans individually through a combination of loan modifications, short sales and the foreclosure process.  Therefore, we did not pursue a potential bulk sale, as continuation of our traditional approach was considered to be economically more favorable in terms of value maximization.

In the 2014 second quarter, we conducted an evaluation of our residential mortgage loans 90 days or more past due for the purpose of determining whether a greater value could be derived in a potential bulk sale, should such be sought, in excess of that which we have realized in recent periods through our traditional approach of working loans out individually.  This evaluation indicated that market conditions at that time could be favorable for a potential bulk sale and, in June 2014, we sought indicative bid values on a designated pool of our non-performing residential mortgage loans from multiple potential investors, and we designated the pool as non-performing loans held-for-sale.

In connection with the designation of the pool of loans as held-for-sale, we recorded a loan charge-off of $8.7 million against the allowance for loan losses during the 2014 second quarter to write down the pool of loans from its immediately previous aggregate recorded investment of $195.0 million to its estimated fair value at that time of $186.3 million. As a result of our quarterly review of the adequacy of the allowance for loan losses as of June 30, 2014, $5.7 million of reserves previously attributable to this pool of loans was deemed no longer required and was credited to the provision for loan losses as a reserve release in the 2014 second quarter. On July 31, 2014, we completed a bulk sale transaction of substantially all of the non-performing residential mortgage loans held-for-sale at terms approximating their carrying value at June 30, 2014. Total loans sold in that transaction had a carrying value of $173.7 million, reflecting the previous write down to the estimated fair value through June 30, 2014. The majority of the remaining loans from the pool designated as held-for-sale as of June 30, 2014 were either foreclosed upon and transferred to REO or were satisfied via short sales or payoffs during the 2014 third quarter with no material impact on our financial condition or results of operations. On September 12, 2014, we completed a second sale transaction, with the same counterparty as the bulk sale transaction, in which we sold all of the remaining non-performing residential mortgage loans held-for-sale with a carrying value of $4.0 million, reflecting the previous write down to the estimated fair value through June 30, 2014, and recorded a loss on the sale of such loans in the 2014 third quarter of $920,000, which is included in other non-interest income in the consolidated statements of income for the three and nine months ended September 30, 2014.

The loan sale agreements governing the sale transactions contain usual and customary indemnification provisions protecting the purchaser from breaches of our representations, warranties and covenants. The indemnification protection expires 180 days after the closing. In addition, the loan sale agreements contain customary provisions obligating us to cure certain document deficiencies with respect to the loans that the purchaser identified to us prior to the closing. We have agreed that if we are unable to cure such deficiencies within 90 days after the closing or if we receive a valid indemnification claim with respect to a loan within 180 days after the closing, we will negotiate an adjustment to the purchase price for such loans, or, if we prefer, repurchase such loans. We do not believe that the indemnification and document cure provisions will have a material impact on the overall sale transactions.

As a result of our continuing efforts to reposition the asset mix of our balance sheet, we have experienced increases in our multi-family and commercial real estate mortgage loan portfolios and a decline in our residential mortgage loan portfolio. Our multi-family mortgage loan portfolio increased to represent 31% of our total loan portfolio at September 30, 2014, compared to 26% at December 31, 2013, and our commercial real estate mortgage loan portfolio also increased and represented 7% of our total loan portfolio at September 30, 2014 and December 31, 2013. In contrast, our residential mortgage loan portfolio decreased to represent 60% of our total loan portfolio at September 30, 2014, compared to 65% at December 31, 2013. At September 30, 2014 and December 31, 2013, the remaining 2% of our total loan portfolio was comprised of consumer and other loans.

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

Full documentation loans comprised 91% of our total mortgage loan portfolio at September 30, 2014, compared to 90% at December 31, 2013, and comprised 85% of our residential mortgage loan portfolio at September 30, 2014 and December 31, 2013.  The following table provides further details on the composition of our residential mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At September 30, 2014		At December 31, 2013
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Residential mortgage loans:
Full documentation interest-only (1)	$993,231	14.02%	$1,382,201	17.20%
Full documentation amortizing	5,048,243	71.28	5,419,457	67.42
Reduced documentation interest-only (1)(2)	648,866	9.17	839,661	10.45
Reduced documentation amortizing (2)	391,884	5.53	395,957	4.93
Total residential mortgage loans	$7,082,224	100.00%	$8,037,276	100.00%

(1)
Interest-only loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  Includes interest-only hybrid ARM loans originated prior to 2007 which were underwritten at the initial note rate, which may have been a discounted rate, totaling $1.21 billion at September 30, 2014 and $1.66 billion at December 31, 2013.

(2)	Includes SISA loans totaling $152.4 million at September 30, 2014 and $193.0 million at December 31, 2013.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At September 30, 2014	At December 31, 2013
Non-performing loans (1):
Mortgage loans:
Residential	$92,797	$305,626
Multi-family	10,003	12,539
Commercial real estate	5,944	7,857
Consumer and other loans	6,323	5,980
Total non-performing loans	115,067	332,002
REO, net (2)	42,458	42,636
Total non-performing assets	$157,525	$374,638
Non-performing loans to total loans	0.97%	2.67%
Non-performing loans to total assets	0.74	2.10
Non-performing assets to total assets	1.02	2.37
Allowance for loan losses to non-performing loans	98.73	41.87
Allowance for loan losses to total loans	0.95	1.12

(1)
Non-performing loans, substantially all of which are non-accrual loans, included loans modified in a TDR totaling $71.9 million at September 30, 2014 and $109.8 million at December 31, 2013. Non-performing loans exclude loans which have been modified in a TDR that have been returned to accrual status.

(2)
REO, substantially all of which are residential properties at September 30, 2014 and all of which are residential properties at December 31, 2013, is net of a valuation allowance which totaled $847,000 at September 30, 2014 and $834,000 at December 31, 2013.

Total non-performing assets decreased $182.7 million to $157.5 million at September 30, 2014 compared to $340.2 million at June 30, 2014. This decline is primarily attributable to the previously discussed sale in the 2014 third quarter of substantially all of the non-performing residential mortgage loans which were designated as held-for-sale and were included in total non-performing assets as of June 30, 2014. Total non-performing assets decreased $217.1 million at September 30, 2014 compared to $374.6 million at December 31, 2013. This decline also reflects in large part the previously discussed sale of the non-performing residential mortgage loans in the 2014 third quarter.  Non-performing loans, which are comprised primarily of mortgage loans and exclude loans held-for-sale, totaled $115.1 million at September 30, 2014, up $5.4 million compared to $109.7 million at June 30, 2014 and down $216.9 million compared to $332.0 million at December 31, 2013. The ratio of non-performing loans to total loans was 0.97% at September 30, 2014, compared to 0.91% at June 30, 2014 and 2.67% at December 31, 2013. The decline in this ratio as of September 30, 2014, compared to December 31, 2013, was primarily attributable to the decline in non-performing loans, while the increase in this ratio as of September 30, 2014 compared to June 30, 2014 reflects the increase in non-performing loans in the 2014 third quarter. The ratio of non-performing assets to total assets was 1.02% at September 30, 2014, compared to 2.16% at June 30, 2014 and 2.37% at December 31, 2013. The decline in this ratio as of September 30, 2014, compared to June 30, 2014 and December 31, 2013, was primarily attributable to the decline in non-performing assets.

We may agree, in certain instances, to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR.  Modifications as a result of a TDR may include, but are not limited to, interest rate modifications, payment deferrals, restructuring of payments to interest-only from amortizing and/or extensions of maturity dates.  Modifications which result in insignificant payment delays and payment shortfalls are generally not classified as a TDR.  Bankruptcy loans, in addition to being placed on non-accrual status and reported as non-performing loans, are also reported as loans modified in a TDR as relief granted by a court is also viewed as a concession to the borrower in the loan agreement.  Loans modified in a TDR are individually classified as impaired and are initially placed on non-accrual status regardless of their delinquency status.  Loans modified in a TDR which are included in non-performing loans totaled $71.9 million at September 30, 2014, $72.0 million at June 30, 2014 and $109.8 million at December 31, 2013, of which $67.2 million at September 30, 2014, $67.6 million at June 30, 2014 and $79.4 million at December 31, 2013 were current or less than 90 days past due. The sale of non-performing residential mortgage loans, previously discussed, included loans that had been modified in a TDR and contributed to the decline in non-performing loans modified in a TDR at September 30, 2014, compared to December 31, 2013. Loans modified in a TDR remain as non-performing loans in non-accrual status until we determine that future collection of principal and interest is reasonably assured.  Where we have agreed to modify the contractual terms of a borrower’s loan, we require the borrower to demonstrate performance according to the restructured terms, generally for a period of six months, prior to returning the loan to accrual status.  Loans modified in a TDR which have been returned to accrual status are excluded from non-performing loans.  As a result of the migration of restructured loans from non-accrual to accrual status as borrowers complied with the terms of their restructure agreement for a satisfactory period of time, restructured accruing loans increased to $110.5 million at September 30, 2014, compared to $108.5 million at June 30, 2014 and $100.5 million at December 31, 2013.

We discontinue accruing interest on loans when they become 90 days past due as to their payment due date and at the time a loan is deemed a TDR.  We may also discontinue accruing interest on certain other loans because of deterioration in financial or other conditions of the borrower.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and, presuming we deem the remaining recorded investment in the loan to be fully collectible, income is recognized only to the extent cash is received until a return to accrual status is warranted.  In some circumstances, we may continue to accrue interest on mortgage loans 90 days or more past due, primarily as to their maturity date but not their interest due.  In other cases, we may defer recognition of income until the principal balance has been recovered.  If all non-accrual loans at September 30, 2014 and 2013 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $3.8 million for the nine months ended September 30, 2014 and $12.5 million for the nine months ended September 30, 2013.  The decline in interest income that would have been recorded with respect to such loans for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily reflects the reduction in the level of non-accrual loans at September 30, 2014, due in large part to the previously discussed sale of non-performing residential mortgage loans in 2014. Actual payments recorded as interest income, with respect to such loans, totaled $2.4 million for the nine months ended September 30, 2014 and $4.9 million for the nine months ended September 30, 2013.

In addition to non-performing loans, we had $141.3 million of potential problem loans at September 30, 2014, compared to $182.0 million at December 31, 2013. Such loans include loans 60-89 days past due and accruing interest and certain other internally adversely classified loans.

Non-performing residential mortgage loans continue to include a greater concentration of reduced documentation loans as compared to the entire residential mortgage loan portfolio. Reduced documentation loans represented only 15% of the residential mortgage loan portfolio, yet represented 50% of non-performing residential mortgage loans at September 30, 2014. The following table provides further details on the composition of our non-performing residential mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At September 30, 2014		At December 31, 2013
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-performing residential mortgage loans:
Full documentation interest-only	$30,433	32.80%	$100,228	32.79%
Full documentation amortizing	15,603	16.81	54,909	17.97
Reduced documentation interest-only	39,870	42.96	118,158	38.66
Reduced documentation amortizing	6,891	7.43	32,331	10.58
Total non-performing residential mortgage loans (1)	$92,797	100.00%	$305,626	100.00%

(1)
Includes $61.0 million of loans less than 90 days past due at September 30, 2014, of which $52.3 million were current, and includes $71.2 million of loans less than 90 days past due at December 31, 2013, of which $62.8 million were current.

The following table provides details on the geographic composition of both our total and non-performing residential mortgage loans at September 30, 2014.

	Residential Mortgage Loans At September 30, 2014
(Dollars in Millions)	Total Loans	Percent of Total Loans	Total Non-Performing Loans (1)	Percent of Total Non-Performing Loans	Non-Performing Loans as Percent of State Totals
State:
New York	$2,098.1	29.6%	$9.5	10.2%	0.45%
Connecticut	705.5	10.0	4.5	4.8	0.64
Illinois	624.6	8.8	13.6	14.7	2.18
Massachusetts	617.1	8.7	4.5	4.8	0.73
Virginia	520.2	7.3	10.4	11.2	2.00
New Jersey	482.7	6.8	11.8	12.7	2.44
Maryland	447.7	6.3	14.3	15.6	3.19
California	409.1	5.8	10.9	11.7	2.66
Washington	211.8	3.0	—	—	—
Texas	189.3	2.7	—	—	—
All other states (2)(3)	776.1	11.0	13.3	14.3	1.71
Total	$7,082.2	100.0%	$92.8	100.0%	1.31%

(1)   Includes $61.0 million of loans which were current or less than 90 days past due.
(2)     Includes 25 states and Washington, D.C.
(3)     Includes Florida with $124.8 million of total loans, of which $3.0 million were non-performing loans.

At September 30, 2014, substantially all of our multi-family and commercial real estate mortgage loans were secured by properties located in the New York metropolitan area. At September 30, 2014, 90% of the non-performing multi-family and commercial real estate mortgage loans were secured by properties located in the New York metropolitan area with the remainder in Pennsylvania.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
At September 30, 2014:
Mortgage loans:
Residential	251	$76,176	66	$18,702	108	$31,869
Multi-family	27	4,780	7	506	21	6,641
Commercial real estate	6	4,556	1	495	—	—
Consumer and other loans	45	1,698	10	171	57	6,323
Total delinquent loans	329	$87,210	84	$19,874	186	$44,833
Delinquent loans to total loans		0.73%		0.17%		0.38%

At December 31, 2013:
Mortgage loans:
Residential	316	$96,302	62	$22,393	784	$234,378
Multi-family	52	13,844	6	1,327	24	9,054
Commercial real estate	6	2,659	3	1,690	3	1,154
Consumer and other loans	76	3,177	24	1,340	48	5,948
Total delinquent loans	450	$115,982	95	$26,750	859	$250,534
Delinquent loans to total loans		0.93%		0.21%		2.01%

Delinquent loans totaled $151.9 million at September 30, 2014, a decline of $8.5 million compared to $160.4 million at June 30, 2014, excluding the non-performing residential mortgage loans held-for-sale at June 30, 2014, and a decline of $241.4 million compared to $393.3 million at December 31, 2013. The decline in total delinquent loans at September 30, 2014 compared to December 31, 2013 is primarily attributable to a decline in delinquent residential mortgage loans, particularly residential mortgage loans 90 days or more past due, reflecting in large part the impact of the previously discussed sale of the non-performing residential mortgage loans, substantially all of which were 90 days or more past due.

Allowance for Loan Losses

The following table summarizes activity in the allowance for loan losses.

(In Thousands)	For the Nine Months Ended September 30, 2014
Balance at January 1, 2014	$139,000
Provision credited to operations	(7,153)
Charge-offs:
Residential	(19,061)
Multi-family	(3,414)
Commercial real estate	(3,119)
Consumer and other loans	(1,776)
Total charge-offs	(27,370)
Recoveries:
Residential	8,281
Multi-family	561
Consumer and other loans	281
Total recoveries	9,123
Net charge-offs (1)	(18,247)
Balance at September 30, 2014	$113,600

(1)   Includes $8.7 million related to the non-performing residential mortgage loans designated as held-for-sale at June 30, 2014, $683,000 related to certain delinquent and non-performing multi-family mortgage loans designated as held-for-sale and $189,000 related to reduced documentation residential mortgage loans.

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2014 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The Gap Table includes $900.0 million of borrowings which are callable within one year and on a quarterly basis thereafter classified according to their maturity dates primarily in the more than one year to three years and more than three years to five years categories; and $1.05 billion of borrowings callable in more than one year to three years classified according to their maturity dates in the more than five years category.  In addition, the Gap Table includes callable securities with an amortized cost of $189.6 million which are callable within one year and at various times thereafter classified according to their maturity dates in the more than five years category.  The classification of callable borrowings and securities according to their maturity dates is based on our experience with, and expectations of, the behavior of these types of instruments in the current interest rate environment.  As indicated in the Gap Table, our one-year interest rate sensitivity gap at September 30, 2014 was negative 0.73% compared to positive 2.59% at December 31, 2013.

	At September 30, 2014
(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$3,742,325	$3,043,838	$3,503,905	$1,291,513	$11,581,581
Consumer and other loans (1)	213,523	18,012	2,481	4,657	238,673
Interest-earning cash accounts	120,096	—	—	—	120,096
Securities available-for-sale	71,100	74,257	95,350	123,857	364,564
Securities held-to-maturity	221,499	365,840	492,255	945,736	2,025,330
FHLB-NY stock	—	—	—	133,398	133,398
Total interest-earning assets	4,368,543	3,501,947	4,093,991	2,499,161	14,463,642
Net unamortized purchase premiums and deferred costs (2)	20,334	18,570	22,375	19,570	80,849
Net interest-earning assets (3)	4,388,877	3,520,517	4,116,366	2,518,731	14,544,491
Interest-bearing liabilities:
Savings	298,301	359,953	359,953	1,268,140	2,286,347
Money market	1,363,471	461,960	461,960	44,478	2,331,869
NOW and demand deposit	109,766	219,552	219,552	1,597,535	2,146,405
Certificates of deposit	1,767,915	814,016	266,209	—	2,848,140
Borrowings, net	962,472	1,399,087	400,000	1,150,000	3,911,559
Total interest-bearing liabilities	4,501,925	3,254,568	1,707,674	4,060,153	13,524,320
Interest rate sensitivity gap	(113,048)	265,949	2,408,692	(1,541,422)	$1,020,171
Cumulative interest rate sensitivity gap	$(113,048)	$152,901	$2,561,593	$1,020,171

Cumulative interest rate sensitivity gap as a percentage of total assets	(0.73)%	0.99%	16.57%	6.60%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	97.49%	101.97%	127.07%	107.54%

(1)
Mortgage loans and consumer and other loans include loans held-for-sale and exclude the allowance for loan losses and non-performing loans, except non-performing residential mortgage loans which are current or less than 90 days past due.

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

We perform analyses of interest rate increases and decreases of up to 400 basis points (when reasonably practical) over various time horizons although changes in interest rates of 200 basis points over a one year horizon is a more common and reasonable scenario for analytical purposes. Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning October 1, 2014 would decrease by approximately 6.51% from the base projection. At December 31, 2013, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2014 would have decreased by approximately 4.00% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning October 1, 2014 would decrease by approximately 1.98% from the base projection. At December 31, 2013, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2014 would have decreased by approximately 1.99% from the base projection. The down 100 basis point scenarios include some limitations as well since certain indices, yields and costs are already below 1.00%.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, although our net interest income sensitivity analyses may provide an indication of our interest rate risk exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from bank owned life insurance and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning October 1, 2014 would increase by approximately $3.4 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning October 1, 2014 would decrease by approximately $3.4 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and net interest income sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2013 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Monte N. Redman, our President and Chief Executive Officer, and Frank E. Fusco, our Senior Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2014.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

City of New York Notice of Determination
By “Notice of Determination” dated September 14, 2010 and August 26, 2011, the City of New York notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies related to our operation of two subsidiaries of Astoria Bank, Fidata and AF Mortgage.  We disagree with the assertion of the tax deficiencies.  Hearings in this matter were held before the NYC Tax Appeals Tribunal in March and April 2013.  On October 29, 2014, the NYC Tax Appeals Tribunal issued a decision favorable to us canceling the 2010 and 2011 Notices of Determination.

No assurance can be given that the City of New York will not appeal the decision of the NYC Tax Appeals Tribunal, that such an appeal will not be costly to oppose, that this matter will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At September 30, 2014, a maximum of 8,107,300 shares may yet be purchased under this plan.  However, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

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

Astoria Financial Corporation

Dated:	November 6, 2014	By:	/s/	Monte N. Redman
Monte N. Redman
President and Chief Executive Officer

Dated:	November 6, 2014	By:	/s/	Frank E. Fusco
Frank E. Fusco
Senior Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Dated:	November 6, 2014	By:	/s/	John F. Kennedy
John F. Kennedy
Senior Vice President and
Chief Accounting Officer

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

10.1	Astoria Financial Corporation Employment Agreement with Hugh J. Donlon, entered into as of October 14, 2014.

10.2	Astoria Bank Employment Agreement with Hugh J. Donlon, entered into as of October 14, 2014.

10.3	Astoria Financial Corporation Amended and Restated Employment Agreement with Gerard C. Keegan, entered into as of October 16, 2014.

10.4	Astoria Bank Amended and Restated Employment Agreement with Gerard C. Keegan, entered into as of October 16, 2014.

10.5	Astoria Financial Corporation Amended and Restated Employment Agreement with Monte N. Redman, entered into as of October 16, 2014.

10.6	Astoria Bank Amended and Restated Employment Agreement with Monte N. Redman, entered into as of October 16, 2014.

10.7	Astoria Financial Corporation Amended and Restated Employment Agreement with Alan P. Eggleston, entered into as of October 16, 2014.

10.8	Astoria Bank Amended and Restated Employment Agreement with Alan P. Eggleston, entered into as of October 16, 2014.

10.9	Astoria Financial Corporation Amended and Restated Employment Agreement with Frank E. Fusco, entered into as of October 16, 2014.

10.10	Astoria Bank Amended and Restated Employment Agreement with Frank E. Fusco, entered into as of October 16, 2014.

31.1	Certifications of Chief Executive Officer.

31.2	Certifications of Chief Financial Officer.

32.1
Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document