Form 10-K
period 2014-12-31
ASTORIA FINANCIAL CORP
filed 2015-02-27
CIK 910322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number  001-11967
ASTORIA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		11-3170868
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
One Astoria Bank Plaza, Lake Success, New York	11042-1085	(516) 327-3000
(Address of principal executive offices)	(Zip code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Depositary Shares, each representing a 1/40th interest in a share of 6.50% Non-Cumulative Perpetual Preferred Stock, Series C	New York Stock Exchange
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
YES    X       NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer    X   Accelerated Filer        Non-accelerated filer        Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES        NO  X
The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2014, based on the closing price for a share of the registrant’s Common Stock on that date as reported by the New York Stock Exchange, was $1.30 billion.
The number of shares of the registrant’s Common Stock outstanding as of February 17, 2015 was 99,932,720 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be utilized in connection with the Annual Meeting of Stockholders to be held on May 27, 2015 and any adjournment thereof, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2014, are incorporated by reference into Part  III.

ASTORIA FINANCIAL CORPORATION
2014 ANNUAL REPORT ON FORM 10-K

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

Forward-looking statements are based on various assumptions and analyses made by us in light of our management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond our control;

•	increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment;

•	changes in deposit flows, loan demand or real estate values;

•	changes in accounting principles, policies or guidelines;

•	changes in general economic conditions, either nationally or locally in some or all areas in which we do business, or conditions in the real estate or securities markets or the banking industry;

•	legislative or regulatory changes, including the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Reform Act, and any actions regarding foreclosures;

•
enhanced supervision and examination by the Office of the Comptroller of the Currency, or OCC, the Board of Governors of the Federal Reserve System, or the FRB, and the Consumer Financial Protection Bureau, or CFPB;

•	effects of changes in existing U.S. government or government-sponsored mortgage programs;

•	our ability to successfully implement technological changes;

•	our ability to successfully consummate new business initiatives;

•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future; or

•	our ability to implement enhanced risk management policies, procedures and controls commensurate with shifts in our business strategies.

We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

PART I

As used in this Form 10-K, “we,” “us” and “our” refer to Astoria Financial Corporation and its consolidated subsidiaries, principally Astoria Bank, formerly known as Astoria Federal Savings and Loan Association.

ITEM 1.	BUSINESS

General

We are a Delaware corporation organized in 1993 as the unitary savings and loan holding company of Astoria Bank and its consolidated subsidiaries, or Astoria Bank. We are headquartered in Lake Success, New York and our principal business is the operation of our wholly-owned subsidiary, Astoria Bank. Astoria Bank’s primary business is attracting retail deposits from the general public and businesses and investing those deposits, together with funds generated from operations, principal repayments on loans and securities and borrowings, primarily in multi-family and commercial real estate mortgage loans, one-to-four family, or residential, mortgage loans, and mortgage-backed securities. To a lesser degree, Astoria Bank also invests in consumer and other loans, U.S. government, government agency and government-sponsored enterprise, or GSE, securities and other investments permitted by federal banking laws and regulations.

Astoria Bank was established in 1888 as a local, community-oriented bank that delivered exceptional service, a core philosophy that remains our focus today. Since inception, we operated on a simple business model of providing residential mortgage loans funded primarily by retail deposits of the customers that live and work near our branch franchise. In 2011, we set forth on developing plans to transform our balance sheet, both the asset side and the liability side, through the expansion of the products and services we offer, as well as enhancements to the delivery channels, in the communities and to the customers we serve. Through these initiatives, during 2014 we have continued to strengthen and expand our position as a more fully diversified, full service community bank. On June 1, 2014, we officially changed the name of our wholly-owned subsidiary to Astoria Bank to better reflect who we are and what we do today as we have adapted and evolved to meet the needs of our expanding customer base. We focus on growing our core businesses of mortgage portfolio lending and deposit gathering while maintaining strong asset quality and controlling operating expenses. We continue to implement our strategies to diversify earning assets and to increase low cost savings, money market and NOW and demand deposits, or core deposits. These strategies include a greater level of participation in the local multi-family and commercial real estate mortgage lending markets and expanding our array of business banking products and services, focusing on small and middle market businesses with an emphasis on attracting clients from larger competitors. Our physical presence consists presently of our branch network of 87 locations, including our Manhattan and Melville (Long Island), New York branches which opened in 2014, plus our dedicated business banking office in midtown Manhattan, and we continue to explore opportunities to selectively expand into other prime locations in Manhattan and on Long Island from which to better serve and build our business banking relationships.

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

In addition to Astoria Bank, Astoria Financial Corporation has one other direct wholly-owned subsidiary, AF Insurance Agency, Inc., which is consolidated with Astoria Financial Corporation for financial reporting purposes. AF Insurance Agency, Inc. is a licensed life insurance agency that makes insurance products available primarily to the customers of Astoria Bank through contractual agreements with various third parties.

Available Information

Our internet website address is www.astoriabank.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports can be obtained free of charge from our investor relations website at http://ir.astoriabank.com. The above reports are available on our website as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities and Exchange Commission, or SEC. Such reports are also available on the SEC’s website at www.sec.gov/edgar/searchedgar/webusers.htm.

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans. At December 31, 2014, 58% of our total loan portfolio was secured by residential properties and 40% was secured by multi-family properties and commercial real estate, compared to 65% secured by residential properties and 33% secured by multi-family properties and commercial real estate at December 31, 2013. The remainder of the loan portfolio consists of a variety of consumer and other loans, including commercial and industrial loans originated through our business banking initiatives. At December 31, 2014, our net loan portfolio totaled $11.85 billion, or 76% of total assets.

We originate multi-family and commercial real estate mortgage loans either indirectly through commercial mortgage brokers or through direct solicitation by our banking officers in New York in connection with our business banking operations. We originate residential mortgage loans either directly through our banking and loan production offices in New York or indirectly through brokers and our third party loan origination program. Mortgage loan originations and purchases for portfolio totaled $1.64 billion for the year ended December 31, 2014 and $2.55 billion for the year ended December 31, 2013. At December 31, 2014, $6.57 billion, or 56%, of our total mortgage loan portfolio was secured by properties located in New York and $5.09 billion, or 44%, of our total mortgage loan portfolio was secured by properties located in 34 other states and the District of Columbia. In addition to New York, we have a concentration of 5% or greater of our total mortgage loan portfolio in Connecticut, at 6%, and in New Jersey, Illinois and Massachusetts, each at just over 5%.

We also originate mortgage loans for sale in the secondary market. Generally, we originate 15 and 30 year fixed rate residential mortgage loans that conform to GSE guidelines (conforming loans) for sale to various GSEs or other investors on a servicing released or retained basis. The sale of such loans is generally arranged through a master commitment on a mandatory delivery or best efforts basis. Originations of residential mortgage loans held-for-sale totaled $105.2 million in 2014 and $256.0 million in 2013, all of which were originated through our retail loan origination program. Loans serviced for others totaled $1.45 billion at December 31, 2014.

We outsource the servicing of our residential mortgage loan portfolio, including our portfolio of mortgage loans serviced for other investors, to an unrelated third party under a sub-servicing agreement.

Residential Mortgage Lending

Our primary residential lending emphasis is on the origination and purchase of first mortgage loans secured by properties that serve as the primary residence of the owner. To a much lesser degree, we have originated loans secured by non-owner occupied residential properties acquired as an investment by the borrower, although we discontinued originating such loans in January 2008. We also originate a limited number of second home mortgage loans. At December 31, 2014, residential mortgage loans totaled $6.87 billion, or 58% of our total loan portfolio, of which $5.19 billion, or 76%, were hybrid adjustable rate mortgage, or ARM, loans and $1.68 billion, or 24%, were fixed rate loans, of which 63% were 15 year fixed rate mortgage loans.

Residential mortgage loan originations and purchases for portfolio totaled $455.9 million during 2014 and $996.0 million during 2013. Our residential retail loan origination program accounted for $205.5 million of portfolio originations during 2014 and $416.6 million during 2013. We also have a residential broker network covering four states, primarily along the East Coast. Our residential broker loan origination program consists of relationships with mortgage brokers and accounted for $56.2 million of portfolio originations during 2014 and $175.9 million during 2013. We purchase individual mortgage loans through our third party loan origination program which are subject to the same underwriting standards as our retail and broker originations. Our third party loan origination program includes relationships with other financial institutions and mortgage bankers covering 13 states and the District of Columbia and accounted for residential portfolio purchases of $194.2 million during 2014 and $403.5 million during 2013. Our various loan origination programs provide efficient and diverse delivery channels for deployment of our cash flows. Additionally, our broker and third party loan origination programs provide geographic diversification, reducing our exposure to concentrations of credit risk.

We offer amortizing hybrid ARM loans with terms up to 30 years which initially have a fixed rate for five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period. Prior to 2014, we also offered amortizing hybrid ARM loans with terms up to 40 years and loans with an initial fixed rate period of three years. Our amortizing hybrid ARM loans require the borrower to make principal and interest payments during the entire loan term. Our portfolio of residential amortizing hybrid ARM loans totaled $3.72 billion, or 55% of our total residential mortgage loan portfolio, at December 31, 2014. Prior to the 2010 fourth quarter, we offered interest-only hybrid ARM loans with terms of up to forty years, which have an initial fixed rate for five or seven years and convert into one year interest-only ARM loans at the end of the initial fixed rate period. Our interest-only hybrid ARM loans require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term. Our portfolio of residential interest-only hybrid ARM loans totaled $1.47 billion, or 21% of our total residential mortgage loan portfolio, at December 31, 2014. We do not originate one year ARM loans. The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period. We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.

Within our residential mortgage loan portfolio we have reduced documentation loan products, substantially all of which are hybrid ARM loans (interest-only and amortizing). Reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans. To a lesser extent, our portfolio of reduced documentation loans also includes SISA (stated income, stated asset) loans. During the 2007 fourth quarter, we stopped offering reduced documentation loans. Reduced documentation loans in our residential mortgage loan portfolio totaled $1.02 billion, or 15% of our total residential mortgage loan portfolio at December 31, 2014, and included $148.9 million of SISA loans.

Generally, ARM loans pose credit risks somewhat greater than the risks posed by fixed rate loans primarily because, as interest rates rise, the underlying payments of the borrower increase when the loan is beyond its initial fixed rate period, particularly if the interest rate during the initial fixed rate period was at a discounted rate, increasing the potential for default. Interest-only hybrid ARM loans have an additional potential risk element when the loan payments adjust after the tenth anniversary of the loan to include principal payments, resulting in a further increase in the underlying payments. Since our interest-only hybrid ARM loans have a relatively long period to the principal payment adjustment, we believe this alleviates some of the additional credit risk due to the longer period for the borrower’s income to adjust to anticipated higher future payments. Additionally, we consider these risk factors in our underwriting of such loans and we do not offer loans with initial rates at deep discounts to the fully indexed rate. At December 31, 2014, $1.06 billion of residential mortgage loans originated in prior years as interest-only loans were included in our portfolio of amortizing residential mortgage loans as a result of a refinance with us or through the conversion to amortizing loans at the end of their initial interest-only period, of which $354.3 million were refinanced or converted to amortizing loans during 2014.

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

All of our hybrid ARM loans have annual and lifetime interest rate ceilings and floors. Such loans have, at times, been offered with an initial interest rate which is less than the fully indexed rate for the loan at the time of origination, referred to as a discounted rate. We determine the initial interest rate in accordance with market and competitive factors giving consideration to the spread over our funding sources in conjunction with our overall interest rate risk, or IRR, management strategies. In 2006, to recognize the credit risks associated with interest-only hybrid ARM loans, we began underwriting such loans based on a fully amortizing loan (in effect underwriting interest-only hybrid ARM loans as if they were amortizing hybrid ARM loans). Prior to 2007, we would underwrite our interest-only hybrid ARM loans using the initial note rate, which may have been a discounted rate. We monitor credit risk on interest-only hybrid ARM loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner as we monitor credit risk on all interest-only hybrid ARM loans. Our portfolio of residential interest-only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaled $1.06 billion, or 15% of our total residential mortgage loan portfolio, at December 31, 2014. In 2007, we began underwriting our interest-only hybrid ARM loans at the higher of the fully indexed rate or the initial note rate. In 2009, we began underwriting our interest-only and amortizing hybrid ARM loans at the higher of the fully indexed rate, the initial note rate or 6.00%. During the 2010 second quarter, we reduced the underwriting interest rate floor from 6.00% to 5.00% to reflect the interest rate environment. During the 2010 third quarter we stopped offering interest-only loans.

In January 2014, we became subject to rules adding restrictions and requirements to mortgage origination and servicing practices. Under the rules, Qualified Mortgages are residential mortgage loans that meet standards prohibiting or limiting certain high risk products and features. Our current policy is to only originate mortgage loans that meet the requirements of a Qualified Mortgage. See “Regulation and Supervision - CFPB Regulation of Mortgage Origination and Servicing.”

Multi-Family and Commercial Real Estate Lending

Our primary multi-family and commercial real estate lending emphasis is on the origination of mortgage loans on rent controlled and rent stabilized apartment buildings located in the greater New York metropolitan area, including the five boroughs of New York City, Nassau, Suffolk and Westchester counties in New York, and parts of New Jersey and Connecticut. At December 31, 2014, multi-family mortgage loans totaled $3.91 billion, or 33% of our total loan portfolio, and commercial real estate loans totaled $873.8 million, or 7% of our total loan portfolio. The multi-family and commercial real estate loans in our portfolio consist of both fixed rate and adjustable rate loans which were originated at prevailing market rates. Multi-family and commercial real estate loans we currently offer generally include adjustable and fixed rate balloon loans with terms up to 15 years, amortized over 15 to 30 years. We also offer interest-only mortgage loans, primarily for loans secured by multi-family cooperative properties, to qualified borrowers, underwritten on an amortizing basis. Such loans generally require interest-only payments for the term of the loan, which generally ranges from five to ten years, and typically provide for a balloon payment at maturity. Interest-only loans represented less than 4% of our total multi-family and commercial real estate loan portfolio at December 31, 2014. Included in our multi-family and commercial real estate loan portfolios are mixed use loans secured by properties which are intended for both residential and commercial use. Mixed use loans are classified as multi-family or commercial real estate based on the respective percentage of income from residential and commercial uses.

Our policy generally has been to originate multi-family and commercial real estate mortgage loans in the New York metropolitan area, which includes New York, New Jersey and Connecticut, although prior to 2008 we originated loans in various other states. During 2009, due primarily to conditions in the real estate market and economic environment at that time, we suspended originations of multi-family and commercial real estate loans. During the 2011 third quarter, we resumed originations of such loans in the New York metropolitan area. Our current strategies include greater participation in the local multi-family and commercial real estate mortgage lending markets. Originations of multi-family and commercial real estate loans totaled $1.19 billion during the year ended December 31, 2014 and $1.55 billion during the year ended December 31, 2013.

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

The majority of the multi-family loans in our portfolio are secured by five to fifty-unit apartment buildings and mixed use properties (containing both residential and commercial uses). Commercial real estate loans are typically secured by retail, office and mixed use properties (more commercial than residential uses). The average balance of multi-family and commercial real estate loans originated during 2014 was $2.6 million. At December 31, 2014, our single largest multi-family credit had an outstanding balance of $26.9 million, was current and was secured by a 123-unit apartment building with two retail units in Manhattan. At December 31, 2014, the average balance of loans in our multi-family portfolio was approximately $1.9 million. At December 31, 2014, our single largest commercial real estate credit had an outstanding principal balance of $14.6 million, was current and was secured by a building with 100% commercial tenancy in Manhattan. At December 31, 2014, the average balance of loans in our commercial real estate portfolio was approximately $1.6 million.

Multi-family and commercial real estate loans generally involve a greater degree of credit risk than residential loans because they typically have larger balances and are more affected by adverse conditions in the economy. As such, these loans require more ongoing evaluation and monitoring. Because payments on loans secured by multi-family properties and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. As we continue to grow our multi-family and commercial real estate loan portfolio, we continue to implement enhanced risk management policies, procedures and controls commensurate with the shift in our business focus to become a more fully diversified, full-service community bank.

Consumer and Other Loans

At December 31, 2014, $249.4 million, or 2%, of our total loan portfolio, consisted of consumer and other loans. Included in consumer and other loans at December 31, 2014 were $184.6 million of home equity and other consumer loans and $64.8 million of commercial and industrial loans.

Home equity and other consumer loans consist primarily of home equity lines of credit. Other consumer loans in this portfolio include overdraft protection, lines of credit and passbook loans which are primarily offered on a fixed rate, short-term basis. Home equity lines of credit are adjustable rate loans which are indexed to the prime rate and generally reset monthly. Such lines of credit were underwritten based on our evaluation of the borrower’s ability to repay the debt. Prior to the 2007 fourth quarter, these lines of credit were generally limited to aggregate outstanding indebtedness secured by up to 90% of the appraised value of the property. During the 2007 fourth quarter, we revised our policy on originations of home equity lines of credit to limit aggregate outstanding indebtedness to 75% of the appraised value of the property and only for loans where we hold the first lien mortgage on the property. During the 2008 third quarter, we revised our policy to limit aggregate outstanding indebtedness to 60% of the appraised value of the property and only for properties located in New York. During the 2010 first quarter, we discontinued originating home equity lines of credit. In the 2014 fourth quarter, we resumed originations of home equity lines of credit, limited to an aggregate outstanding indebtedness secured by up to 80% of the appraised value of the property, up to a combined loan amount of $750,000.

The underwriting standards we employ for consumer and other loans include a determination of the borrower’s payment history on other debts and an assessment of the borrower's ability to make payments on the proposed loan and other indebtedness. In addition to the creditworthiness of the borrower, the underwriting process also includes a review of the value of the collateral, if any, in relation to the proposed loan amount. In general, home equity and other consumer loans tend to have higher interest rates, shorter maturities and are considered to entail a greater risk of default than residential mortgage loans.

Commercial and industrial loans offered through our business banking operations primarily include secured lines of credit, equipment loans, letters of credit and term loans. Primarily all of our commercial and industrial loans at December 31, 2014 were originated since 2012 as part of our strategy to expand our business banking operations and diversify our earning assets. We focus on making commercial and industrial loans to small and medium-sized businesses, primarily located in our branch footprint, in a wide variety of industries. These loans are underwritten based upon the cash flow and earnings of the borrower and the value of the collateral securing such loans, if any.

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

Loan Portfolio Composition

The following table sets forth the composition of our loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans (gross):
Residential	$6,873,536	57.71%	$8,037,276	64.89%	$9,711,226	73.82%	$10,561,539	80.02%	$10,855,061	76.77%
Multi-family	3,913,053	32.86	3,296,455	26.61	2,406,678	18.29	1,693,871	12.84	2,203,014	15.58
Commercial real estate	873,765	7.34	812,966	6.56	773,916	5.88	659,706	5.00	771,654	5.46
Total mortgage loans	11,660,354	97.91	12,146,697	98.06	12,891,820	97.99	12,915,116	97.86	13,829,729	97.81
Consumer and other loans (gross):
Home equity and other consumer	184,553	1.55	208,923	1.69	242,119	1.84	270,408	2.05	295,489	2.09
Commercial and industrial	64,815	0.54	30,758	0.25	21,975	0.17	12,036	0.09	13,851	0.10
Total consumer and other loans	249,368	2.09	239,681	1.94	264,094	2.01	282,444	2.14	309,340	2.19
Total loans (gross)	11,909,722	100.00%	12,386,378	100.00%	13,155,914	100.00%	13,197,560	100.00%	14,139,069	100.00%
Net unamortized premiums and deferred loan origination costs	47,726		55,688		68,058		77,044		83,978
Loans receivable	11,957,448		12,442,066		13,223,972		13,274,604		14,223,047
Allowance for loan losses	(111,600)		(139,000)		(145,501)		(157,185)		(201,499)
Loans receivable, net	$11,845,848		$12,303,066		$13,078,471		$13,117,419		$14,021,548

Loan Maturity, Repricing and Activity

The following table shows the contractual maturities of our loans receivable at December 31, 2014 and does not reflect the effect of prepayments or scheduled principal amortization.

	At December 31, 2014
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	Consumer and Other	Total
Amount due:
Within one year	$3,824	$41,824	$60,689	$53,230	$159,567
After one year:
Over one to three years	13,894	652,837	195,179	6,795	868,705
Over three to five years	22,469	536,925	179,676	8,789	747,859
Over five to ten years	157,819	1,715,571	268,202	5,272	2,146,864
Over ten to twenty years	1,957,163	944,398	166,011	80,806	3,148,378
Over twenty years	4,718,367	21,498	4,008	94,476	4,838,349
Total due after one year	6,869,712	3,871,229	813,076	196,138	11,750,155
Total amount due	$6,873,536	$3,913,053	$873,765	$249,368	$11,909,722
Net unamortized premiums and deferred loan origination costs					47,726
Allowance for loan losses					(111,600)
Loans receivable, net					$11,845,848

The following table sets forth at December 31, 2014, the dollar amount of our loans receivable contractually maturing after December 31, 2015, and whether such loans have fixed interest rates or adjustable interest rates.  Our interest-only and amortizing hybrid ARM loans are classified as adjustable rate loans.

	Maturing After December 31, 2015
(In Thousands)	Fixed	Adjustable	Total
Mortgage loans:
Residential	$1,677,841	$5,191,871	$6,869,712
Multi-family	2,869,752	1,001,477	3,871,229
Commercial real estate	524,480	288,596	813,076
Consumer and other loans	19,047	177,091	196,138
Total	$5,091,120	$6,659,035	$11,750,155

The following table sets forth our loan originations, purchases, sales and principal repayments for the periods indicated, including loans held-for-sale.

	For the Year Ended December 31,
(In Thousands)	2014	2013	2012
Mortgage loans (gross) (1):
Balance at beginning of year	$12,154,132	$12,968,186	$12,947,588
Originations:
Residential	366,792	848,607	1,958,318
Multi-family	1,012,150	1,319,837	1,329,880
Commercial real estate	174,341	233,330	280,879
Total originations	1,553,283	2,401,774	3,569,077
Purchases (2)	194,237	403,481	932,099
Principal repayments	(1,887,465)	(3,201,751)	(4,044,484)
Sales	(286,522)	(341,219)	(342,783)
Transfer of loans to real estate owned	(43,448)	(51,333)	(43,249)
Net loans charged off	(16,223)	(25,006)	(50,062)
Balance at end of year	$11,667,994	$12,154,132	$12,968,186
Consumer and other loans (gross):
Balance at beginning of year	$239,681	$264,094	$282,444
Originations and advances	109,208	77,597	75,225
Principal repayments	(97,813)	(100,914)	(91,553)
Net loans charged off	(1,708)	(1,096)	(2,022)
Balance at end of year	$249,368	$239,681	$264,094

(1)
Includes loans classified as held-for-sale totaling $7.6 million at December 31, 2014, $7.4 million at December 31, 2013 and $76.4 million at December 31, 2012, exclusive of valuation allowances totaling $54,000 at December 31, 2013 and $64,000 at December 31, 2012.

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

We are impacted by both national and regional economic factors, with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area. Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging. Interest rates have been at or near historical lows and we expect them to remain low for the near term. Long-term interest rates moved higher during the latter half of 2013 but declined during 2014, with the ten-year U.S. Treasury rate decreasing from 3.03% at the end of December 2013 to 2.17% at the end of December 2014. The national unemployment rate was 5.6% for December 2014 compared to 6.7% for December 2013, and new job growth in 2014 has continued its slow pace. Softness persists in the housing and real estate markets, although the extent of such softness varies from region to region. We believe market conditions remain favorable in the New York metropolitan area with respect to our multi-family mortgage loan origination activities, though increasing competition in this area has resulted in some competitor institutions offering rates and/or product terms at levels which we have chosen not to offer and which we believe do not fit our current risk tolerance.

Non-performing Assets

Non-performing assets, which include non-performing loans and real estate owned, or REO, decreased $211.1 million to $163.5 million at December 31, 2014, from $374.6 million at December 31, 2013, reflecting a significant decline in non-performing loans, coupled with a decrease in REO. Non-performing loans, which are comprised primarily of mortgage loans, include all non-accrual loans, and, to a lesser extent, mortgage loans past due 90 days or more and still accruing interest, and exclude loans held-for-sale and loans modified in a troubled debt restructuring, or TDR, which have been returned to accrual status. At December 31, 2014, non-performing loans totaled $127.8 million, down $204.2 million compared to $332.0 million at December 31, 2013. The decline in non-performing loans was primarily attributable to the sale of non-performing residential mortgage loans during the 2014 third quarter discussed below. The ratio of non-performing assets to total assets decreased to 1.05% at December 31, 2014, from 2.37% at December 31, 2013. The ratio of non-performing loans to total loans decreased to 1.07% at December 31, 2014, from 2.67% at December 31, 2013. The allowance for loan losses as a percentage of total non-performing loans increased to 87.32% at December 31, 2014, from 41.87% at December 31, 2013. For further discussion of our non-performing assets, non-performing loans and the allowance for loan losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

We proactively manage our non-performing assets, in part, through the sale of certain individual delinquent and non-performing loans. As part of our ongoing efforts to reduce the level of our non-performing residential mortgage loans, from time to time, we have given consideration to a potential bulk sale.  However, prior to the 2014 second quarter, market conditions typically indicated that bulk sales could result in losses in excess of those which we would anticipate via our traditional approach of working out loans individually through a combination of loan modifications, short sales and the foreclosure process.  Therefore, we did not pursue a potential bulk sale, as continuation of our traditional approach was considered to be economically more favorable in terms of value maximization.

In the 2014 second quarter, we conducted an evaluation of our residential mortgage loans 90 days or more past due for the purpose of determining whether a greater value could be derived in a potential bulk sale, should such be sought, in excess of that which we have realized in recent periods through our traditional approach of working loans out individually.  This evaluation indicated that market conditions at that time could be favorable for a potential bulk sale and, in June 2014, we sought indicative bid values on a designated pool of our non-performing residential mortgage loans from multiple potential investors, and at June 30, 2014 we designated the pool as non-performing loans held-for-sale. In connection with the designation of the pool of loans as held-for-sale, we recorded a charge-off of $8.7 million against the allowance for loan losses during the 2014 second quarter to write down the pool of loans from its immediately previous aggregate recorded investment of $195.0 million to its estimated fair value at the time of $186.3 million. During the 2014 third quarter, we completed a bulk sale transaction of substantially all of the non-performing residential mortgage loans held-for-sale. The majority of the remaining loans from the pool designated as held-for-sale as of June 30, 2014 were either foreclosed upon and transferred to REO, or were satisfied via short sales or payoffs during the 2014 third quarter with the balance of the loans held-for-sale sold in a second transaction in September 2014, with the same counterparty as the bulk sale transaction.

At June 30, 2014, subsequent to the designation of the pool of non-performing residential mortgage loans as held-for-sale, non-performing loans totaled $109.7 million, compared to $127.8 million at December 31, 2014. The increase in non-performing loans at December 31, 2014, compared to June 30, 2014, was primarily attributable to an increase in non-performing residential mortgage loans.

In addition to the sale of the non-performing residential mortgage loans discussed above, during the year ended December 31, 2014, we sold $4.9 million, net of charge-offs of $517,000, of delinquent and non-performing mortgage loans, primarily multi-family and commercial real estate mortgage loans, and, at December 31, 2014, included in loans held-for-sale, net, was one non-performing multi-family mortgage loan totaling $153,000. Such non-performing loans held-for-sale are excluded from non-performing loans, non-performing assets and related ratios.

We may agree, in certain instances, to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR. Modifications as a result of a TDR may include, but are not limited to, interest rate modifications, payment deferrals, restructuring of payments to interest-only from amortizing and/or extensions of maturity dates. Modifications which result in insignificant payment delays and payment shortfalls are generally not classified as a TDR. Residential mortgage loans discharged in a Chapter 7 bankruptcy filing, or bankruptcy loans, are also reported as loans modified in a TDR as relief granted by a court is also viewed as a concession to the borrower in the loan agreement. Loans modified in a TDR are individually classified as impaired and are initially placed on non-accrual status regardless of their delinquency status. Loans modified in a TDR which are included in non-performing loans totaled $68.4 million at December 31, 2014 and $109.8 million at December 31, 2013, of which $60.4 million at December 31, 2014 and $79.4 million at December 31, 2013 were current or less than 90 days past due. The sale of non-performing residential mortgage loans, previously discussed, included loans that had been modified in a TDR and contributed to the decline in non-performing loans modified in a TDR at December 31, 2014, compared to December 31, 2013. Loans modified in a TDR remain in non-accrual status until we determine that future collection of principal and interest is reasonably assured. Where we have agreed to modify the contractual terms of a borrower’s loan, we require the borrower to demonstrate performance according to the restructured terms, generally for a period of at least six months, prior to returning the loan to accrual status. Loans modified in a TDR which have been returned to accrual status are excluded from non-performing loans but remain classified as impaired. Restructured accruing loans totaled $106.0 million at December 31, 2014 and $100.5 million at December 31, 2013. For further detail on loans modified in a TDR, see Note 1 and Note 4 in Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is initially recorded at the lower of cost or fair value, less estimated selling costs. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Thereafter, we maintain a valuation allowance, representing decreases in the properties’ estimated fair value, through charges to earnings. Such charges are included in other non-interest expense along with any additional property maintenance and protection expenses incurred in owning the property. Fair value is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker. As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions. At December 31, 2014 we held 111 properties in REO totaling $35.7 million, net of a valuation allowance of $839,000, substantially all of which were residential properties. At December 31, 2013 we held 169 properties in REO totaling $42.6 million, net of a valuation allowance of $834,000, all of which were residential properties.

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

Impaired loans totaled $228.7 million, net of their related allowance for loan losses of $19.7 million, at December 31, 2014 and $363.0 million, net of their related allowance for loan losses of $21.5 million, at December 31, 2013. The decline in impaired loans at December 31, 2014, compared to December 31, 2013, is primarily attributable to the previously discussed sale of the non-performing residential mortgage loans in 2014. Interest income recognized on impaired loans amounted to $10.7 million for the year ended December 31, 2014. For further detail on our impaired loans, see Note 1 and Note 4 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Allowance for Loan Losses

For a discussion of our accounting policy related to the allowance for loan losses, see “Critical Accounting Policies - Allowance for Loan Losses” in Item 7, “MD&A.”

In addition to the requirements of U.S. generally accepted accounting principles, or GAAP, related to loss contingencies, a federally chartered savings association’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC. The OCC, in conjunction with the other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate valuation allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the federal regulatory agencies. While we believe that the allowance for loan losses has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ substantially from the conditions used in making our estimates at December 31, 2014. In addition, there can be no assurance that the OCC or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not request that we alter our allowance for loan losses, thereby affecting our financial condition and earnings.

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

Federally chartered savings associations have authority to invest in various types of assets, including U.S. Treasury obligations; securities of government agencies and GSEs; mortgage-backed securities, including collateralized mortgage obligations, or CMOs, and real estate mortgage investment conduits, or REMICs; certain certificates of deposit of insured banks and federally chartered savings associations; certain bankers acceptances; and, subject to certain limits, corporate securities, commercial paper and mutual funds. Our investment policy also permits us to invest in certain derivative financial instruments. We do not use derivatives for trading purposes. As a member of the Federal Home Loan Bank, or FHLB, of New York, or FHLB-NY, Astoria Bank is required to maintain a specified investment in the capital stock of the FHLB-NY. See “Regulation and Supervision - Federal Home Loan Bank System.”

In December 2013, the OCC, the Federal Deposit Insurance Corporation, or FDIC, the FRB, the SEC and the Commodity Futures Trading Commission, or CFTC, released final rules to implement Section 619 of the Reform Act, commonly known as the “Volcker Rule.” The Volcker Rule, among other things, prohibits banking entities from engaging in proprietary trading and from sponsoring, having an ownership interest in or having certain relationships with a hedge fund or private equity fund, subject to certain exemptions. Banking organizations currently have until July 21, 2016 to conform to the requirements of the Volcker Rule, but the FRB has indicated it will grant a final one-year extension of the conformance period to July 21, 2017. At December 31, 2014, we were not engaged in any activities and we did not have any ownership interests in any funds that are not permitted under the Volcker Rule. See “Regulation and Supervision - Business Activities.”

Securities

At December 31, 2014, our securities portfolio totaled $2.52 billion, or 16% of total assets, and was comprised primarily of mortgage-backed securities. At December 31, 2014, our mortgage-backed securities, which were primarily collateralized by residential mortgage loans, totaled $2.30 billion, or 91% of total securities, of which $2.01 billion, or 80% of total securities, were REMIC and CMO securities. Substantially all of our REMIC and CMO securities had fixed interest rates and were guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae as issuer, with the balance of this portfolio comprised of privately issued securities, substantially all of which were investment grade securities. In addition to our REMIC and CMO securities, at December 31, 2014, we had $295.2 million, or 12% of total securities, in mortgage-backed pass-through certificates guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae. These securities provide liquidity, collateral for borrowings and minimal credit risk while providing appropriate returns and are an attractive alternative to other investments due to the wide variety of maturity and repayment options available.

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

In addition to mortgage-backed securities, at December 31, 2014, we had $216.6 million of other securities, substantially all of which were obligations of GSEs which, by their terms, may be called by the issuer, typically after the passage of a fixed period of time. At December 31, 2014, the amortized cost of callable securities totaled $218.0 million. During the year ended December 31, 2014, a security with a carrying value of $7.2 million was called.

At December 31, 2014, our securities available-for-sale totaled $384.4 million and our securities held-to-maturity totaled $2.13 billion. For further discussion of our securities portfolio, see Item 7, “MD&A,” Note 1 and Note 2 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” and the tables that follow.

The following table sets forth the composition of our available-for-sale and held-to-maturity securities portfolios at their respective carrying values in dollar amounts and percentages of the portfolios at the dates indicated.  Our available-for-sale securities portfolio is carried at estimated fair value and our held-to-maturity securities portfolio is carried at amortized cost.

	At December 31,
	2014		2013		2012
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$268,998	69.98%	$286,074	71.22%	$204,827	60.91%
Non-GSE issuance REMICs and CMOs	5,104	1.33	7,572	1.89	11,219	3.34
GSE pass-through certificates	13,557	3.53	16,888	4.20	21,375	6.35
Obligations of GSEs	96,698	25.16	91,153	22.69	98,879	29.40
Fannie Mae stock	2	—	3	—	—	—
Total securities available-for-sale	$384,359	100.00%	$401,690	100.00%	$336,300	100.00%
Securities held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,575,402	73.83%	$1,474,506	79.73%	$1,693,437	99.60%
Non-GSE issuance REMICs and CMOs	2,482	0.12	3,833	0.21	5,791	0.34
GSE pass-through certificates	281,685	13.20	282,473	15.27	257	0.02
Multi-family mortgage-backed securities:
GSE issuance REMICs	154,381	7.24	—	—	—	—
Obligations of GSEs	119,336	5.59	88,128	4.76	—	—
Other	518	0.02	586	0.03	656	0.04
Total securities held-to-maturity	$2,133,804	100.00%	$1,849,526	100.00%	$1,700,141	100.00%

The following table sets forth certain information regarding the amortized costs, estimated fair values, weighted average yields and contractual maturities of our FHLB-NY stock, securities available-for-sale and securities held-to-maturity at December 31, 2014 and does not reflect the effect of prepayments or scheduled principal amortization on our REMICs, CMOs and pass-through certificates or the effect of callable features on our obligations of GSEs.

	Within One Year		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Total Securities
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
FHLB-NY stock (1)(2)	$—	—%	$—	—%	$—	—%	$140,754	4.05%	$140,754	$140,754	4.05%
Securities available-for-sale:
Residential REMICs and CMOs:
GSE issuance	$—	—%	$2,148	4.25%	$10,675	3.85%	$254,123	2.45%	$266,946	$268,998	2.52%
Non-GSE issuance	—	—	4,961	3.32	110	2.94	—	—	5,071	5,104	3.31
GSE pass-through certificates	69	7.94	692	6.07	5,529	2.18	6,629	2.53	12,919	13,557	2.60
Obligations of GSEs (3)	—	—	—	—	98,680	2.26	—	—	98,680	96,698	2.26
Fannie Mae stock (1)(4)	—	—	—	—	—	—	15	—	15	2	—
Total securities available-for-sale	$69	7.94%	$7,801	3.82%	$114,994	2.40%	$260,767	2.45%	$383,631	$384,359	2.46%
Securities held-to-maturity:
Residential REMICs and CMOs:
GSE issuance	$—	—%	$7,260	2.54%	$24,642	3.49%	$1,543,500	2.47%	$1,575,402	$1,575,897	2.49%
Non-GSE issuance	—	—	2,181	4.94	—	—	301	4.75	2,482	2,506	4.92
GSE pass-through certificates	—	—	42	8.69	21	9.53	281,622	2.12	281,685	280,250	2.13
Multi-family REMICs - GSE issuance	—	—	—	—	—	—	154,381	2.62	154,381	154,345	2.62
Obligations of GSEs (3)	—	—	—	—	119,336	2.46	—	—	119,336	117,855	2.46
Other	—	—	5	2.00	512	7.25	1	7.00	518	518	7.20
Total securities held-to-maturity	$—	—%	$9,488	3.12%	$144,511	2.65%	$1,979,805	2.43%	$2,133,804	$2,131,371	2.45%

(1)	Equity securities have no stated maturities and are therefore classified in the over ten years category.

(2)	The carrying amount of FHLB-NY stock equals cost. The weighted average yield represents the 2014 third quarter annualized dividend rate declared by the FHLB-NY in November 2014.

(3)	Substantially all are callable in 2015 and at various times thereafter.

(4)	The weighted average yield of Fannie Mae stock reflects the Federal Housing Finance Agency decision to suspend dividend payments indefinitely.

The following table sets forth the aggregate amortized cost and estimated fair value of our securities where the aggregate amortized cost of securities from a single issuer exceeds 10% of our stockholders’ equity at December 31, 2014.

(In Thousands)	Amortized Cost	Estimated Fair Value
Fannie Mae	$1,256,209	$1,249,026
Freddie Mac	839,615	844,436
FHLB (1)	243,671	242,383

(1)Includes FHLB-NY stock.

Sources of Funds

General

Our primary source of funds is the cash flow provided by our investing activities, including principal and interest payments on loans and securities. Our other sources of funds are provided by operating activities (primarily net income) and financing activities, including deposits and borrowings.

Deposits

We offer a variety of deposit accounts with a range of interest rates and terms. We presently offer passbook and statement savings accounts, money market accounts, NOW and demand deposit (checking) accounts and certificates of deposit. At December 31, 2014, our deposits totaled $9.50 billion. Of the total deposit balance, $1.02 billion, or 11%, represent Individual Retirement Accounts. We held no brokered deposits at December 31, 2014.

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

Core deposits represented 72% of total deposits at December 31, 2014. Our deposit growth strategy includes expanding our business banking sales force and expanding our branch network into other prime locations on Long Island and in Manhattan. We opened our first full service branch in Manhattan and in Melville (Long Island), New York in 2014. We are focusing on small and middle market businesses within our market area in order to further increase core deposits. Total deposits included $930.5 million of business deposits at December 31, 2014, an increase of 43% since December 31, 2013, substantially all of which were core deposits, reflecting the expansion of our business banking operations, a component of the strategic shift in our balance sheet.

For further discussion of our deposits, see Item 7, “MD&A,” Note 6 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” and the tables that follow.

The following table presents our deposit activity for the periods indicated.

	For the Year Ended December 31,
(Dollars in Thousands)	2014	2013	2012
Opening balance	$9,855,310	$10,443,958	$11,245,614
Net withdrawals	(401,756)	(651,265)	(899,677)
Interest credited	51,355	62,617	98,021
Ending balance	$9,504,909	$9,855,310	$10,443,958
Net decrease	$350,401	$588,648	$801,656
Percentage decrease	3.56%	5.64%	7.13%

The following table sets forth the maturity periods of our certificates of deposit in amounts of $100,000 or more at December 31, 2014.

(In Thousands)	Amount
Within three months	$221,338
Over three to six months	112,469
Over six to twelve months	188,959
Over twelve months	348,478
Total	$871,244

The following table sets forth the distribution of our average deposit balances for the periods indicated and the weighted average interest rates for each category of deposit presented.

	For the Year Ended December 31,
	2014			2013			2012
(Dollars in Thousands)	Average Balance	Percent of Total	Weighted Average Rate	Average Balance	Percent of Total	Weighted Average Rate	Average Balance	Percent of Total	Weighted Average Rate
Savings	$2,364,679	24.52%	0.05%	$2,659,433	26.13%	0.05%	$2,818,440	26.17%	0.16%
Money market	2,187,718	22.68	0.25	1,824,729	17.93	0.31	1,318,943	12.24	0.68
NOW	1,236,760	12.82	0.06	1,221,094	12.00	0.06	1,150,805	10.68	0.08
Non-interest bearing NOW and demand deposit	897,517	9.30	—	873,151	8.58	—	782,351	7.26	—
Total	6,686,674	69.32	0.11	6,578,407	64.64	0.12	6,070,539	56.35	0.24
Certificates of deposit (1):
Within one year	508,160	5.27	0.07	705,385	6.93	0.07	1,007,105	9.35	0.19
Over one to three years	890,318	9.23	0.83	1,199,758	11.79	0.96	1,796,775	16.68	1.53
Over three to five years	1,552,188	16.09	2.33	1,677,391	16.48	2.56	1,849,689	17.17	2.92
Over five years	901	0.01	1.66	516	0.01	1.74	265	—	2.26
Jumbo	8,064	0.08	0.14	15,247	0.15	0.16	48,859	0.45	0.75
Total	2,959,631	30.68	1.48	3,598,297	35.36	1.53	4,702,693	43.65	1.78
Total deposits	$9,646,305	100.00%	0.53%	$10,176,704	100.00%	0.62%	$10,773,232	100.00%	0.91%

(1)	Terms indicated are original, not term remaining to maturity.

The following table presents, by rate categories, the remaining periods to maturity of our certificates of deposit outstanding at December 31, 2014 and the balances of our certificates of deposit outstanding at December 31, 2014, 2013 and 2012.

	Period to Maturity From December 31, 2014				At December 31,
(In Thousands)	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three Years	2014	2013	2012
Certificates of deposit rate categories:
0.49% or less	$660,985	$92,532	$10,396	$—	$763,913	$949,313	$1,154,369
0.50% to 0.99%	4,421	58,560	14,740	18,814	96,535	116,525	140,505
1.00% to 1.99%	308,020	80,707	252,355	269,273	910,355	1,024,184	1,190,464
2.00% to 2.99%	181,665	319,620	118	609	502,012	555,463	656,193
3.00% to 3.99%	422,102	200	11	78	422,391	646,118	695,090
4.00% and over	167	—	—	133	300	194	123,750
Total	$1,577,360	$551,619	$277,620	$288,907	$2,695,506	$3,291,797	$3,960,371

Borrowings

Borrowings are used as a complement to deposit gathering as a funding source for asset growth and are an integral part of our IRR management strategy. We utilize federal funds purchased and we enter into reverse repurchase agreements (securities sold under agreements to repurchase) with approved securities dealers and the FHLB-NY. Reverse repurchase agreements are accounted for as borrowings and are secured by the securities sold under the agreements. We also obtain overnight and term advances from the FHLB-NY. At December 31, 2014, FHLB-NY advances totaled $2.38 billion, or 57% of total borrowings. Such advances are generally secured by a blanket lien against, among other things, our residential mortgage loan portfolio and our investment in FHLB-NY stock. The maximum amount that the FHLB-NY will advance, for purposes other than for meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. See “Regulation and Supervision - Federal Home Loan Bank System.” Occasionally, we will obtain funds through the issuance of unsecured debt obligations. These obligations are classified as other borrowings in our consolidated statements of financial condition. At December 31, 2014, borrowings totaled $4.19 billion.

Included in our borrowings are various obligations which, by their terms, may be called by the counterparty. At December 31, 2014, we had $1.95 billion of callable borrowings. At December 31, 2014, $900.0 million of these borrowings were contractually callable by the counterparty within one year and on a quarterly basis thereafter. We believe the potential for these borrowings to be called does not present a liquidity concern as they have above current market coupons and, as such, are not likely to be called absent a significant increase in market interest rates. In addition, to the extent such borrowings were to be called, we believe we can readily obtain replacement funding, although such funding may be at higher rates. Of the remaining $1.05 billion of callable borrowings at December 31, 2014, $100.0 million are contractually callable by the counterparty in 2016 and $950.0 million are contractually callable by the counterparty in 2017.

For further information regarding our borrowings, including our borrowings outstanding, average borrowings, maximum borrowings and weighted average interest rates at and for each of the years ended December 31, 2014, 2013 and 2012, see Item 7, “MD&A,” and Note 7 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Market Area and Competition

Astoria Bank has been, and continues to be, a community-oriented federally chartered savings association offering a variety of financial services to meet the needs of the communities it serves. Our retail banking network includes multiple delivery channels including full service banking offices, automated teller machines, or ATMs, and telephone, internet and mobile banking capabilities. We consider our strong retail banking network, together with our reputation for financial strength and customer service, as well as our competitive pricing, as our major strengths in attracting and retaining customers in our market areas. Our business banking operations also generate new core relationships within the communities we serve and deepen our existing relationships.

Astoria Bank’s deposit gathering sources are primarily concentrated in the communities surrounding Astoria Bank’s banking offices in Queens, Kings (Brooklyn), Nassau, Suffolk, Westchester and New York (Manhattan) counties of New York. Astoria Bank ranked sixth in deposit market share in the Long Island market, which includes the counties of Queens, Kings, Nassau and Suffolk, with a 5% market share based on the annual FDIC “Summary of Deposits - Market Share Report” dated June 30, 2014.

Astoria Bank originates multi-family and commercial real estate loans, primarily on rent controlled and rent stabilized apartment buildings located in the greater New York metropolitan area and originates residential mortgage loans through its banking and loan production offices in New York, through a broker network covering four states, primarily along the East Coast, and through a third party loan origination program covering thirteen states and the District of Columbia. Our various loan origination programs provide efficient and diverse delivery channels for deployment of our cash flows. Additionally, our broker and third party residential loan origination programs provide geographic diversification, reducing our exposure to concentrations of credit risk.

The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger and have greater financial resources than we have. Our competition for loans, both locally and nationally, comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies and credit unions. U.S. government activism in banking and mortgage banking, through regulation and examination, a sustained, low interest rate environment and rapidly evolving traditional and non-traditional competition in our marketplace, have combined to adversely impact current and projected operating results. The U.S. government's intervention in the mortgage and credit markets has resulted in a narrowing of mortgage spreads, lower yields and accelerated mortgage prepayments. We have expanded our multi-family and commercial real estate lending and business banking operations. These business lines are also being aggressively pursued by a number of competitors, both large and small. Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. We also face competition for deposits from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies.

Subsidiary Activities

We have two direct wholly-owned subsidiaries, Astoria Bank and AF Insurance Agency, Inc., which are reported on a consolidated basis. AF Insurance Agency, Inc. is a licensed life insurance agency which, through contractual agreements with various third parties, makes insurance products available primarily to the customers of Astoria Bank.

At December 31, 2014, the following were wholly-owned subsidiaries of Astoria Bank and are reported on a consolidated basis.

AF Agency, Inc. was formed in 1990 and makes various annuity products available primarily to the customers of Astoria Bank through an unaffiliated third party vendor. Astoria Bank is reimbursed for expenses it incurs on behalf of AF Agency, Inc. Fees generated by AF Agency, Inc. totaled $2.3 million for the year ended December 31, 2014.

Astoria Federal Mortgage Corp., or AF Mortgage, is an operating subsidiary through which Astoria Bank engages in lending activities primarily outside the State of New York through our third party loan origination program.

Astoria Federal Savings and Loan Association Revocable Grantor Trust was formed in November 2000 in connection with the establishment of a BOLI program by Astoria Bank. Premiums paid to purchase BOLI in 2000 and 2002 totaled $350.0 million. The carrying amount of our investment in BOLI was $430.8 million, or 3% of total assets, at December 31, 2014. See Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for further discussion of BOLI.

Fidata Service Corp., or Fidata, was incorporated in the State of New York in November 1982. Fidata qualified as a Connecticut passive investment company and for alternative tax treatment under Article 9A of the New York State, or NYS, tax law. Fidata maintains offices in Norwalk, Connecticut and invests in loans secured by real property which qualify as intangible investments permitted to be held by a Connecticut passive investment company. Fidata held mortgage loans totaling $3.37 billion at December 31, 2014.

Marcus I Inc. was incorporated in the State of New York in April 2006 and was formed to serve as assignee of certain loans in default and REO properties. Marcus I Inc. assets were not material to our financial condition at December 31, 2014.

Suffco Service Corporation, or Suffco, serves as document custodian for the loans of Astoria Bank and Fidata and certain loans being serviced for Fannie Mae and other investors.

Astoria Bank has four additional subsidiaries, one of which is a single purpose entity that has an interest in a real estate investment which is not material to our financial condition and the remaining three are inactive and have no assets.

Personnel

As of December 31, 2014, we had 1,538 full-time employees and 111 part-time employees, or 1,594 full time equivalents.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Regulation and Supervision

General

Astoria Bank is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and by the FDIC, as its deposit insurer. We, as a unitary savings and loan holding company, are regulated, examined and supervised by the FRB and are subject to FRB reporting requirements. Astoria Bank is a member of the FHLB-NY and its deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund, or DIF. Astoria Bank must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other financial institutions. The OCC periodically performs safety and soundness examinations of Astoria Bank and tests its compliance with various regulatory requirements. The FDIC reserves the right to do so as well. The OCC has primary enforcement responsibility over Astoria Bank and has substantial discretion to impose enforcement actions if Astoria Bank fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to Astoria Bank and, if action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances.

We are also subject to examination, regulation and supervision by the CFPB, which is authorized to supervise certain consumer financial services companies and insured depository institutions with more than $10 billion in total assets, such as Astoria Bank, for consumer protection purposes. The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial protection laws and regulations by institutions under its supervision and is authorized to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations.

This regulation and supervision establishes a comprehensive framework to regulate and control the activities in which we can engage and is intended primarily for the protection of the DIF, the depositors and other consumers. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OCC, the FDIC, the CFPB, the FRB or Congress, could have a material adverse impact on Astoria Bank and us and our respective operations.

In July 2010, President Obama signed into law the Reform Act, which was intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. The Reform Act imposes new restrictions and extends the framework of regulatory oversight for financial institutions, including depository institutions. The Reform Act provides for a variety of new, substantive operational requirements that impact a large number of different areas of bank operations, risk management and capital management.

The description of statutory provisions and regulations applicable to federally chartered savings associations and their holding companies and of tax matters set forth in this document does not purport to be a complete description of all such statutes and regulations and their effects on Astoria Bank and us. Other than the disclosures noted in this section and in Item 1A, “Risk Factors,” there is no additional guidance from our banking regulators which is likely to have a material impact on our results of operations, liquidity, capital or financial position.

Federally Chartered Savings Association Regulation

Business Activities

Astoria Bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, or HOLA, and the regulations of the OCC thereunder. Under these laws and regulations, Astoria Bank may invest in mortgage loans secured by residential and non-residential real estate, commercial and consumer loans, certain types of debt securities and certain other assets. Astoria Bank may also establish service corporations that may engage in activities not otherwise permissible for Astoria Bank, including certain real estate equity investments and securities and insurance brokerage activities. These investment powers are subject to various limitations, including (1) a prohibition against the acquisition of any corporate debt security unless the debt securities may be sold with reasonable promptness at a price that corresponds reasonably to their fair value and such securities are investment grade, (2) a limit of 400% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property, (3) a limit of 20% of an association’s assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans, (4) a limit of 35% of an association’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, (5) a limit of 5% of assets on non-conforming loans (certain loans in excess of the specific limitations of HOLA), and (6) a limit of the greater of 5% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

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

In December 2006, the Agencies published guidance entitled “Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” or the CRE Guidance, to address concentrations of commercial real estate loans in savings associations. The CRE Guidance reinforces and enhances the OCC’s existing regulations and guidelines for real estate lending and loan portfolio management, but does not establish specific commercial real estate lending limits. However, the CRE Guidance states that an institution is potentially exposed to significant commercial real estate concentration risk, and should employ enhanced risk management practices, where (1) total commercial real estate loans represents 300% or more of its total capital and (2) the outstanding balance of such institution's commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

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

We have evaluated the Guidance, the CRE Guidance, the Statement and the Policy Statement to determine our compliance and, as necessary, modified our risk management practices, underwriting guidelines and consumer protection standards. See “Lending Activities - Residential Mortgage Lending and Multi-Family and Commercial Real Estate Lending” for a discussion of our loan product offerings and related underwriting standards and “Asset Quality” in Item 7, “MD&A,” for information regarding our loan portfolio composition.

In January 2013, pursuant to the Reform Act, the Agencies issued final rules on appraisal requirements for higher-priced mortgage loans which became effective in January 2014. For mortgage loans with an annual percentage rate that exceeds a certain threshold, Astoria Bank must obtain an appraisal using a licensed or certified appraiser. The appraiser must prepare a written appraisal report based on a physical inspection of the interior of the property. Astoria Bank must also then disclose to applicants information about the purpose of the appraisal and provide them with a free copy of the appraisal report. Qualified Mortgages are exempt from these appraisal requirements.

In December 2013, the Agencies, the SEC and the CFTC adopted final rules implementing Section 619 of the Reform Act. Section 619 and the final implementing rules are commonly known as the “Volcker Rule.” While Section 619 of the Reform Act provided that banking organizations were required to conform their activities and investments by July 21, 2014, in connection with issuing the final Volcker Rule, the FRB extended the conformance period until July 21, 2015. The FRB is permitted, by rule or order, to extend the conformance period for one year at a time, for a total of not more than 3 years. On December 18, 2014, the FRB issued an order, or the Extension Order, that further extends until July 21, 2016 the conformance period under the Volcker Rule. The FRB stated in the Extension Order that it intends to exercise its authority again and grant the final one-year extension in order to permit banking organizations until July 21, 2017 to conform to the requirements of the Volcker Rule.

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

Capital Requirements

Prior to January 1, 2015, the OCC capital regulations required federally chartered savings associations to meet four minimum capital ratios: a 1.5% Tangible capital ratio, a 4.0% Tier 1 leverage capital ratio, a 4.0% Tier 1 risk-based capital ratio and an 8.0% Total risk-based capital ratio. At December 31, 2014, Astoria Bank exceeded each of its capital requirements with a Tangible capital ratio of 10.62%, Tier 1 leverage capital ratio of 10.62%, Tier 1 risk-based capital ratio of 17.55% and Total risk-based capital ratio of 18.76%.

In July 2013, the Agencies adopted final rules, or the Final Capital Rules, to update the Agencies’ general risk-based capital and leverage capital requirements to incorporate agreements reflected in the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III capital standards, as well as the requirements of the Reform Act. The Final Capital Rules:

•	Established consolidated capital requirements for many savings and loan holding companies, including Astoria Financial Corporation.

•
Revised the required minimum risk-based and leverage capital requirements by: (1) establishing a new minimum common equity Tier 1 risk-based capital ratio (common equity Tier 1 capital to total risk-weighted assets) of 4.5%; (2) raising the minimum Tier 1 risk-based capital ratio from 4.0% to 6.0%; (3) maintaining the minimum Total risk-based capital ratio of 8.0%; and (4) maintaining a minimum Tier 1 leverage capital ratio (Tier 1 capital to adjusted average consolidated assets) of 4.0%.

•
Revised the rules for calculating risk-weighted assets to enhance their risk sensitivity, which included (1) a new framework under which mortgage-backed securities and other securitization exposures are subject to risk-weights ranging from 20% to 1,250% and (2) adjusted risk-weights for credit exposures, including multi-family and commercial real estate exposures that are 90 days or more past due or on nonaccrual, which are subject to a 150% risk-weight, except in situations where qualifying collateral and/or guarantees are in place. The existing treatment of residential mortgage exposures remains subject to either a 50% risk-weight (for prudently underwritten owner-occupied first liens that are current or less than 90 days past due) or a 100% risk-weight (for all other residential mortgage exposures including 90 days or more past due exposures).

•
Added a requirement to maintain a minimum Conservation Buffer, composed of common equity Tier 1 capital, of 2.5% of risk-weighted assets, which means that banking organizations, on a fully phased in basis no later than January 1, 2019, must maintain a minimum common equity Tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5% and a minimum Total risk-based capital ratio of 10.5%.

•
Changed the definitions of capital categories for insured depository institutions for purposes of the Prompt Corrective Action rules. Under these revised definitions, to be considered well capitalized, Astoria Bank must have a common equity Tier 1 risk-based capital ratio of at least 6.5%, a Tier 1 leverage capital ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 8.0% and a Total risk-based capital ratio of at least 10.0%.

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for Astoria Bank and Astoria Financial Corporation on January 1, 2015. The required minimum Conservation Buffer will be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019.

The Final Capital Rules established a common equity Tier 1 capital as a new capital component. Common equity Tier 1 capital consists of common stock instruments that meet the eligibility criteria in the Final Capital Rules, retained earnings, accumulated other comprehensive income/loss and common equity Tier 1 minority interest. As a result, Tier 1 capital has two components: common equity Tier 1 capital and additional Tier 1 capital. The Final Capital Rules also revised the eligibility criteria for inclusion in additional Tier 1 and Tier 2 capital. As a result of these changes, certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities, are excluded as a component of Tier 1 capital for institutions of our size.

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

The Final Capital Rules provide that the failure to maintain the minimum Conservation Buffer will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. If a banking organization’s Conservation Buffer is less than 0.625%, the banking organization may not make any capital distributions or discretionary cash bonus payments to executive officers. If the Conservation Buffer is greater than 0.625% but not greater than 1.25%, capital distributions and discretionary cash bonus payments are limited to 20% of net income for the four calendar quarters preceding the applicable calendar quarter (net of any such capital distributions), or Eligible Retained Income. If the Conservation Buffer is greater than 1.25% but not greater than 1.875%, the limit is 40% of Eligible Retained Income, and if the Conservation Buffer is greater than 1.875% but not greater than 2.5%, the limit is 60% of Eligible Retained Income. The preceding thresholds for the Conservation Buffer and related restrictions represent the fully phased in rules effective no later than January 1, 2019. Such thresholds will be phased in incrementally throughout the phase in period with lower thresholds effective beginning January 1, 2016. As a result, under the Final Capital Rules, if Astoria Bank fails to maintain the minimum Conservation Buffer, we will be subject to limits, and possibly prohibitions, on our ability to obtain capital distributions from Astoria Bank. If we do not receive sufficient cash dividends from Astoria Bank, then we may not have sufficient funds to pay dividends on our common and preferred stock, service our debt obligations or repurchase our common stock. In addition, if Astoria Bank fails to maintain the minimum Conservation Buffer, we may be limited in our ability to pay certain cash bonuses to our executive officers which may make it more difficult to retain key personnel.

In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Astoria Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios that exceed these minimum requirements and that are consistent with Astoria Bank’s risk profile.

Stress Tests

The Reform Act requires national banks and federal savings associations with total consolidated assets of more than $10 billion to conduct annual stress tests. In October 2012, the OCC published its final rules requiring annual capital-adequacy stress tests for national banks and federal savings associations with consolidated assets of more than $10 billion, or the Stress Test Rule. Pursuant to the Stress Test Rule, Astoria Bank must conduct annual stress tests using financial data as of September 30, report the results of the stress test to the OCC on or before March 31 and publicly disclose a summary of the results of the stress test between June 15 and June 30.  The Stress Test Rule also requires each institution to establish and maintain a system of controls, oversight and documentation, including policies and procedures, designed to ensure that the stress testing processes used by the institution are effective in meeting the requirements of the rules. In December 2014, the OCC amended the Stress Test Rule to shift the dates of the annual stress testing cycle, or the Amended Stress Test Rule. In accordance with the Amended Stress Test Rule, for the stress test beginning January 1, 2016, Astoria Bank must conduct its annual stress test using financial data as of December 31, report the results of the stress test to the OCC on or before July 31 and publicly disclose a summary of the results of its annual stress test between October 15 and October 31.

During the 2014 first quarter, the Agencies issued final guidance outlining high-level principles for implementation of the stress tests required by the Reform Act and the Stress Test Rule, or the Stress Test Guidance, which is applicable to all bank and savings and loan holding companies, national banks, state-member banks, state non-member banks, federal savings associations and state chartered savings associations with more than $10 billion but less than $50 billion in total consolidated assets. The Stress Test Guidance discusses supervisory expectations for stress test practices under the Stress Test Rule. The Stress Test Guidance states that a company is expected to ensure that projected balance sheet and risk-weighted assets remain consistent with regulatory and accounting changes, are applied consistently across the company, and are consistent with the economic scenarios provided by the OCC for use in the stress test and the company’s past history of managing through different business environments. Furthermore, the Stress Test Guidance states that a company must consider the results of stress testing in the company’s capital planning, assessment of capital adequacy and risk management practices.

In addition, in May 2012, the Agencies adopted final supervisory guidance which outlines high-level principles for general stress testing practices, or the May 2012 Guidance, which is applicable to all banking organizations with more than $10 billion in total consolidated assets. The May 2012 Guidance provides an overview of how a banking organization should structure its stress testing activities and ensure they fit into overall risk management. The May 2012 Guidance outlines broad principles for a satisfactory stress testing framework and describes the manner in which stress testing should be employed as an integral component of risk management that is applicable at various levels of aggregation within a banking organization, as well as for contributing to capital and liquidity planning.

Interest Rate Risk

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

Prior to January 1, 2015, under OCC regulations, an insured depository institution was considered well capitalized if its Total risk-based capital ratio was 10.0% or greater, its Tier 1 risk-based capital ratio was 6.0% or greater and its Tier 1 leverage capital ratio was 5.0% or greater, and it was not subject to any order or directive by the OCC to meet a specific capital level. As of December 31, 2014, Astoria Bank’s capital ratios were above the minimum levels required to be considered well capitalized by the OCC, with a Total risk-based capital ratio of 18.76%, Tier 1 risk-based capital ratio of 17.55% and Tier 1 leverage capital ratio of 10.62%. Under the Final Capital Rules, described above, effective January 1, 2015, to be considered well capitalized, an insured depository institution must maintain a Total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater and a Tier 1 leverage capital ratio of 5.0% or greater and not be subject to any order or directive by the OCC to meet a specific capital level.

In addition to measures taken under the prompt corrective action provisions with respect to undercapitalized institutions, insured banks and their holding companies may be subject to potential enforcement actions by their regulators for unsafe and unsound practices in conducting their business or for violations of law or regulation, including the filing of a false or misleading regulatory report. Enforcement actions under this authority may include the issuance of cease and desist orders, the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution-affiliated parties” (generally bank insiders). Further, the FRB may bring an enforcement action against a depository institution holding company either to address undercapitalization in the holding company or to require the holding company to take measures to remediate undercapitalization or other safety and soundness concerns in a depository institution subsidiary.

CFPB Regulation of Mortgage Origination and Servicing

Ability to Repay Rules. The CFPB adopted final rules, referred to as the “Ability to Repay Rules,” that (1) prohibit creditors, such as Astoria Bank, from extending mortgage loans without regard for the consumer’s ability to repay, (2) specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating a loan’s monthly payments and (3) establish certain protections from liability for loans that meet the requirements of a Qualified Mortgage. Previously, the Truth in Lending Act, or Regulation Z, prohibited creditors from extending higher-priced mortgage loans without regard for the consumer’s ability to repay. The Ability to Repay Rules extend application of this requirement to all loans secured by dwellings, not just higher-priced mortgages.

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

In October 2014, the CFPB published a final rule that allows lenders to cure loans that do not meet the “points and fees” test under the Qualified Mortgage definition, but that otherwise satisfy the requirements of a Qualified Mortgage. Pursuant to the final rule, lenders will be able to “cure” loans for which the points and fees exceed the 3% cap for Qualified Mortgages by refunding the points and fees that exceed the 3% cap, with interest within 210 days after closing of the loan. The cure mechanism is available for loans closed on or after November 3, 2014 and before January 10, 2021.

Lenders that generate Qualified Mortgage loans will receive specific protections against borrower lawsuits that could result from failing to satisfy the Ability to Repay Rules. There are two levels of liability protections for Qualified Mortgages: the Safe Harbor protection and the Rebuttable Presumption protection. Safe Harbor Qualified Mortgages are lower-priced loans with interest rates closer to the prime rate, issued to borrowers with high credit scores. Borrowers suing lenders under Safe Harbor Qualified Mortgages are faced with overcoming the pre-determined legal conclusion that the lender has satisfied the Ability to Repay Rules. Rebuttable Presumption Qualified Mortgages are loans at higher prices that are granted to borrowers with lower credit scores. Lenders generating Rebuttable Presumption Qualified Mortgages receive the protection of a presumption that they have legally satisfied the Ability to Repay Rules while the borrower can rebut that presumption by proving that the lender did not consider the borrower’s living expenses after their mortgage and other debts. In addition, Qualified Mortgages are exempt from the new appraisal requirement rules described under “Federally Chartered Savings Association Regulation - Business Activities.”

As a result of the adoption of the Ability to Repay Rules, we have changed our underwriting practices and, as of January 10, 2014, only originate mortgage loans that meet the requirements of a Qualified Mortgage.

Mortgage Servicing Rules. The CFPB also issued final rules concerning mortgage servicing standards, or the Mortgage Servicing Rules, which amend both the Real Estate Settlement Procedures Act, or Regulation X, and Regulation Z. The Regulation X rule requires servicers to provide certain information to borrowers, to provide protections to such borrowers in connection with force-placed insurance, to establish policies and procedures to achieve certain delineated objectives, to correct errors asserted by borrowers and to evaluate borrowers’ applications for available loss mitigation options. The Regulation Z rule requires creditors, assignees and servicers to provide interest rate adjustment notices for ARM loans, periodic statements for residential mortgage loans, prompt crediting of mortgage payments and responses to requests for payoff amounts.

In November 2014, the CFPB published proposed amendments to the Mortgage Servicing Rules, which would further amend both Regulation X and Regulation Z. The proposed rule would, among other things, require servicers to provide certain borrowers with foreclosure protections more than once over the life of the loan, expand consumer protections to surviving family members and other homeowners, require servicers to notify borrowers when loss mitigation applications are complete, clarify when a borrower becomes delinquent and provide more information to borrowers in bankruptcy.

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

Enforcement. The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial protection laws and regulations by institutions under its supervision and is authorized, individually or jointly with the federal bank regulatory agencies, or the Agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. The CFPB may bring an administrative enforcement proceeding or civil action in Federal district court. In addition, in accordance with a memorandum of understanding entered into between the CFPB and the Department of Justice, or DOJ, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations. As an independent bureau within the FRB, the CFPB may impose requirements more severe than the previous bank regulatory agencies.

Insurance of Deposit Accounts

Astoria Bank is a member of the DIF and pays its deposit insurance assessments to the DIF. In accordance with rules adopted by the FDIC in 2011 pursuant to the Reform Act, which became effective in April 2011, the assessment base for deposit insurance assessments was changed from an institution’s deposit base to its average consolidated total assets minus average tangible equity. In adopting such rules, the FDIC also established a new assessment rate schedule, as well as alternative rate schedules that become effective when the DIF reserve ratio reaches certain levels.

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

However, for large insured depository institutions, generally defined as those with at least $10 billion in total assets, such as Astoria Bank, the FDIC has eliminated risk categories when calculating the initial base assessment rates and now combine CAMELS ratings and financial measures into two scorecards to calculate assessment rates, one for most large insured depository institutions and another for highly complex insured depository institutions (which are generally those with more than $50 billion in total assets that are controlled by a parent company with more than $500 billion in total assets). Each scorecard has two components - a performance score and loss severity score, which are combined and converted to an initial assessment rate. The FDIC has the ability to adjust a large or highly complex insured depository institution’s total score by a maximum of 15 points, up or down, based upon significant risk factors that are not captured by the scorecard. Under the current assessment rate schedule, the initial base assessment rate for large and highly complex insured depository institutions ranges from five to 35 basis points, and the total base assessment rate, after applying the unsecured debt and brokered deposit adjustments, ranges from two and one-half to 45 basis points.

The FDIC annually establishes for the DIF a designated reserve ratio, or DRR, of estimated insured deposits. The FDIC has announced that the DRR for 2015 will remain at 2.00%, which is the same ratio that has been in effect since January 1, 2011. The FDIC is authorized to change deposit insurance assessment rates as necessary to maintain the DRR, without further notice-and-comment rulemaking, provided that: (1) no such adjustment can be greater than three basis points from one quarter to the next, (2) adjustments cannot result in rates more than three basis points above or below the base rates and (3) rates cannot be negative.

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

The Reform Act subsequently increased the minimum DRR for the DIF from 1.15% to 1.35% of insured deposits, which must be reached by September 30, 2020, and provides that in setting the assessment rates necessary to meet the new requirement, the FDIC shall offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion in assets, such as Astoria Bank. In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act. The FDIC is expected to pursue further rulemaking regarding the method that will be used to reach the reserve ratio of 1.35% so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets.

Our expense for FDIC deposit insurance assessments totaled $25.3 million in 2014 and $36.2 million in 2013. The FDIC deposit insurance assessments are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Financing Corporation payments will continue until the bonds mature in 2017 through 2019. Our expense for these payments totaled $884,000 in 2014 and $967,000 in 2013.

Loans to One Borrower

Under the HOLA, savings associations are generally subject to the national bank limits on loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution's unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral. Astoria Bank is in compliance with applicable loans to one borrower limitations. At December 31, 2014, Astoria Bank’s largest aggregate amount of loans to one borrower totaled $57.4 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Astoria Bank.

Qualified Thrift Lender Test

The HOLA requires savings associations to meet a Qualified Thrift Lender, or QTL, test. Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily mortgage loans secured by one-to-four family and multi-family residential properties and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2014, Astoria Bank maintained in excess of 89% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months in the year ended December 31, 2014. Therefore, Astoria Bank qualified under the QTL test.

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

The OCC regulates all capital distributions by Astoria Bank directly or indirectly to us, including dividend payments. A subsidiary of a savings and loan holding company, such as Astoria Bank, must file a notice or seek affirmative approval from the OCC at least 30 days prior to each proposed capital distribution. Whether an application is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. During 2014, Astoria Bank was not required to file such applications with the OCC for proposed capital distributions. Although we anticipate that, in 2015, Astoria Bank will not be required to file such applications for proposed capital distributions, Astoria Bank may be required to do so in the future if its earnings decline or otherwise do not exceed the cash needs of Astoria Financial Corporation. During 2014, Astoria Bank was required to, and did, notify the OCC of its intent to pay dividends, to which the OCC did not object. In addition, as a subsidiary of a savings and loan holding company, Astoria Bank must provide notice to the FRB at least 30 days prior to declaring a dividend. Astoria Bank paid dividends to Astoria Financial Corporation totaling $39.4 million in 2014.

Astoria Bank may not pay dividends to us if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or if the dividend would violate a prohibition contained in any statute, regulation or agreement. Under the Federal Deposit Insurance Act, or FDIA, an insured depository institution such as Astoria Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDIA). Payment of dividends by Astoria Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice.

Liquidity

Astoria Bank maintains sufficient liquidity to ensure its safe and sound operation, in accordance with OCC regulations.

Assessments

The OCC charges assessments to recover the costs of examining savings associations and their affiliates. Our expense for these assessments totaled $2.3 million in 2014 and 2013.

Branching

Federally chartered savings associations may branch nationwide to the extent allowed by federal statute. All of Astoria Bank’s branches are located in New York.

Community Reinvestment

Under the CRA, as implemented by OCC regulations, a federally chartered savings association has a continuing and affirmative obligation, consistent with its safe and sound operation, to ascertain and meet the credit needs of its entire community, including low and moderate income areas. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OCC, in connection with its examination of a federally chartered savings association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The assessment focuses on three tests: (1) a lending test, to evaluate the institution’s record of making loans, including community development loans, in its designated assessment areas; (2) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and areas and small businesses; and (3) a service test, to evaluate the institution’s delivery of banking services throughout its CRA assessment area, including low and moderate income areas. The CRA also requires all institutions to make public disclosure of their CRA ratings. Astoria Bank was rated as “outstanding” in its last CRA examination. Regulations require that we publicly disclose certain agreements that are in fulfillment of CRA. We have no such agreements in place at this time.

Transactions with Related Parties

Astoria Bank is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, or FRA, and Regulation W and Regulation O issued by the FRB. These provisions, among other things, prohibit, limit or place restrictions upon a savings institution extending credit to, or entering into certain transactions with, its affiliates (which for Astoria Bank would include us and our non-federally chartered savings association subsidiaries, if any), principal stockholders, directors and executive officers. The Reform Act expands the affiliate transaction rules in Sections 23A and 23B of the FRA to broaden the definition of affiliate and to apply this definition to securities lending, repurchase agreement and derivatives activities that Astoria Bank may have with an affiliate. This expansion became effective in July 2012. In addition, the FRB regulations include additional restrictions on savings associations under Section 11 of HOLA, including provisions prohibiting a savings association from making a loan to an affiliate that is engaged in non-bank holding company activities and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary. The FRB regulations also include certain specific exemptions from these prohibitions. The FRB and the OCC require each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W.

Section 402 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to loans advanced by an insured depository institution, such as Astoria Bank, that is subject to the insider lending restrictions of Section 22(h) of the FRA.

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

Insurance Activities

Astoria Bank is generally permitted to engage in certain insurance activities through its subsidiaries. However, Astoria Bank is subject to regulations prohibiting depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The regulations also require prior disclosure of this prohibition to potential insurance product or annuity customers.

Privacy Protection

Astoria Bank is subject to OCC regulations implementing the privacy protection provisions of the Gramm-Leach Bliley Act, or Gramm-Leach. These regulations require Astoria Bank to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require Astoria Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not covered by an exception, Astoria Bank is required to provide its customers with the ability to “opt-out” of having Astoria Bank share their nonpublic personal information with unaffiliated third parties.

Astoria Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of Gramm-Leach. The guidelines describe the Agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Anti-Money Laundering and Customer Identification

Astoria Bank is subject to regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

Federal Home Loan Bank System

Astoria Bank is a member of the FHLB System which consists of twelve regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. Astoria Bank, as a member of the FHLB-NY, is currently required to acquire and hold shares of the FHLB-NY Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB-NY Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Astoria Bank, the membership stock purchase requirement is 0.15% of the Mortgage-Related Assets, as defined by the FHLB-NY, which consists principally of residential mortgage loans and mortgage-backed securities including CMOs and REMICs, held by Astoria Bank. The activity-based stock purchase requirement for Astoria Bank is equal to the sum of: (1) 4.5% of outstanding borrowings from the FHLB-NY; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB-NY, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for Astoria Bank is zero; and (4) a specified percentage ranging from 0% to 5% of the carrying value on the FHLB-NY’s balance sheet of derivative contracts between the FHLB-NY and Astoria Bank, which for Astoria Bank is also zero. The FHLB-NY can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB-NY capital plan.

Astoria Bank was in compliance with the FHLB-NY minimum stock investment requirements with an investment in FHLB-NY stock at December 31, 2014 of $140.8 million. Dividends from the FHLB-NY to Astoria Bank amounted to $6.2 million for the year ended December 31, 2014.

Federal Reserve System

 FRB regulations require federally chartered savings associations to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $14.5 million and $103.6 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $103.6 million. The first $14.5 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Astoria Bank is in compliance with the foregoing requirements.

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

Savings and Loan Holding Company Regulation

We are a unitary savings and loan holding company within the meaning of the HOLA. As such, we are registered with the FRB and are subject to FRB regulation, examination, supervision and reporting requirements. In addition, the FRB has enforcement authority over us and our subsidiaries other than Astoria Bank. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

Gramm-Leach also restricts the powers of new unitary savings and loan holding companies. Unitary savings and loan holding companies that are “grandfathered,” i.e., unitary savings and loan holding companies in existence or with applications filed with the Office of Thrift Supervision on or before May 4, 1999, such as us, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for financial holding companies, as defined under Gramm-Leach. Gramm-Leach also prohibits non-financial companies from acquiring grandfathered unitary savings and loan holding companies.

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

In accordance with the Reform Act, the Agencies have established consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. As a result, as discussed above, effective January 1, 2015, we became subject to consolidated capital requirements which we have not been subject to previously. In addition, pursuant to the Reform Act, we are required to serve as a source of strength for Astoria Bank.

In October 2012, the FRB published two final rules with stress testing requirements for certain bank holding companies, state member banks, and savings and loan holding companies. In accordance with these rules, we would have been required to conduct annual stress tests as of September 30 of each year, submit regulatory reports to the FRB on our stress tests by the following March 31 and publicly disclose a summary of the results of the stress test between June 15 and June 30, beginning with the stress test cycle commencing in the year after the year in which we became subject to consolidated capital requirements. In October 2014, the FRB published a final rule that modified the start date of the stress test cycles from October 1 of a calendar year to January 1 of the following calendar year. We became subject to consolidated capital requirements on January 1, 2015 and, therefore, will be subject to the stress test requirements for the stress test cycle beginning January 1, 2016. Accordingly, we must conduct our first annual stress test using financial data as of December 31, 2015, report the results of the stress test to the FRB on or before July 31, 2016 and publicly disclose a summary of the results of the stress test between October 15 and October 31, 2016.

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

Tax Bad Debt Reserves

Effective for tax years commencing January 1, 1996, federal tax legislation modified the methods by which a thrift computes its bad debt deduction. As a result, Astoria Bank is required to claim a deduction equal to its actual loan loss experience, and the “reserve method” is no longer available. Any cumulative reserve additions (i.e., bad debt deductions) in excess of actual loss experience for tax years 1988 through 1995 have been fully recaptured over a six year period. Generally, reserve balances as of December 31, 1987 will only be subject to recapture upon distribution of such reserves to shareholders. For further discussion of bad debt reserves, see “Distributions.”

Distributions

To the extent that Astoria Bank makes “nondividend distributions” to shareholders, such distributions will be considered to result in distributions from Astoria Bank’s “base year reserve,” (i.e., its tax bad debt reserve as of December 31, 1987), to the extent thereof, and then from its supplemental tax-basis reserve for losses on loans, and an amount based on the amount distributed will be included in Astoria Bank’s taxable income. Nondividend distributions include distributions in excess of Astoria Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of Astoria Bank’s current or accumulated earnings and profits will not constitute nondividend distributions and, therefore, will not be included in Astoria Bank’s taxable income.

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

Dividends Received Deduction and Other Matters

We may exclude from our income 100% of dividends received from Astoria Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which we will not file a consolidated tax return, except that if we own more than 20% of the stock of a corporation distributing a dividend, 80% of any dividends received may be deducted.

State and Local Taxation

The following is a general discussion of taxation in NYS and New York City, which are the two principal tax jurisdictions affecting our operations.

NYS Taxation

NYS imposed an annual franchise tax on banking corporations, based on net income allocable to NYS, at a rate of 7.1%. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, “alternative” net income, or a flat minimum fee) resulted in a greater tax, an alternative minimum tax was imposed. We were subject to the alternative minimum tax for NYS for the year ended December 31, 2014. In addition, NYS imposed a tax surcharge of 17.0% of the NYS Franchise Tax, calculated using an annual franchise tax rate of 9.0% (which represented the 2000 annual franchise tax rate), allocable to business activities carried on in the Metropolitan Commuter Transportation District. These taxes applied to us, Astoria Bank and certain of Astoria Bank’s subsidiaries. Certain other subsidiaries were subject to a general business corporation tax in lieu of the tax on banking corporations or were subject to taxes of other jurisdictions. The rules regarding the determination of net income allocated to NYS and alternative minimum taxes differed for these subsidiaries.

NYS passed legislation during 2010 to conform the bad debt deduction allowed under Article 32 of the NYS tax law to the bad debt deduction allowed for federal income tax purposes. As a result, Astoria Bank no longer establishes or maintains a New York reserve for losses on loans and is required to claim a deduction for bad debts in an amount equal to its actual loan loss experience. In addition, this legislation eliminated the potential recapture of the New York tax bad debt reserve that could have otherwise occurred in certain circumstances under NYS tax law prior to 2010.

Fidata qualified for alternative tax treatment under Article 9A of the NYS tax law as a Connecticut passive investment company. Fidata maintains an office in Norwalk, Connecticut and invests in loans secured by real property. Such loans constitute intangible investments permitted to be held by a Connecticut passive investment company.

NYS income tax legislation was enacted on March 31, 2014 in connection with the approval of the NYS 2014-2015 budget. Portions of the new legislation result in significant changes in the calculation of income taxes imposed on banks and thrifts operating in NYS, including changes to (1) future period NYS tax rates, (2) rules related to sourcing of revenue for NYS tax purposes and (3) the NYS taxation of entities within one corporate structure, among other provisions. In recent years, we have been subject to taxation in NYS under an alternative taxation method based on assets. The new legislation, among other things, removes that alternative method. Further, the new law (1) requires that we will be taxed in a manner that we believe may result in an increase in our tax expense beginning in 2015 and (2) caused us to recognize temporary differences and net operating loss carryforward benefits in 2014 which we were unable to recognize previously.

New York City Taxation

Astoria Bank is also subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the NYS Franchise Tax. New York City also enacted legislation during 2010 that is substantially similar to the 2010 NYS legislation described above. A significant portion of Astoria Bank’s entire net income is derived from outside of the New York City jurisdiction which has the effect of significantly reducing the New York City taxable income of Astoria Bank. We were subject to the alternative minimum tax for New York City (which is similar to the NYS alternative minimum tax) for the year ended December 31, 2014.

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

At December 31, 2014, $700.0 million of our borrowings contain features that would allow them to be called during the 2015 first quarter and on a quarterly basis thereafter. This would generally occur during periods of rising interest rates. If this were to occur, we would need to either renew the borrowings at a potentially higher rate of interest, which would negatively impact our net interest income, or repay such borrowings. If we sell securities or other assets to fund the repayment of such borrowings, any decline in estimated market value with respect to the securities or assets sold would be realized and could result in a loss upon such sale.

Interest rates do and will continue to fluctuate. Although we cannot predict future Federal Open Market Committee, or FOMC, or FRB actions or other factors that will cause rates to change, the FOMC reaffirmed its view that an accommodative monetary policy stance remains appropriate. This is a continuation of their efforts of the past few years during which we have seen historic lows on mortgage interest rates and elevated mortgage loan prepayments. While this may continue, a flat U.S. Treasury yield curve adversely impacts our net interest rate spread and net interest margin. No assurance can be given that changes in interest rates or mortgage loan prepayments will not have a negative impact on our net interest income, net interest rate spread or net interest margin.

Our results of operations are affected by economic conditions in the New York metropolitan area and nationally.

Our retail banking and a significant portion of our lending business (approximately 46% of our residential mortgage loan portfolio and substantially all of our multi-family and commercial real estate mortgage loan portfolio at December 31, 2014) are concentrated in the New York metropolitan area. As a result of this geographic concentration, our results of operations largely depend upon economic conditions in this area, although they also depend on economic conditions in other areas.

We are operating in a challenging economic environment, both nationally and locally. Financial institutions are affected by softness in the housing and real estate markets. Depressed real estate values and home sales volumes and financial stress on borrowers as a result of the economic environment, including elevated unemployment levels, could have an adverse effect on our borrowers, which could adversely affect our results of operations, as well as adversely affect our financial condition. In addition, depressed real estate values could adversely affect the value of property used as collateral for our loans. At December 31, 2014, the average loan-to-value ratio of our mortgage loan portfolio was less than 55% based on current principal balances and original appraised values. However, no assurance can be given that the original appraised values are reflective of current market conditions as we have experienced significant declines in real estate values in all markets in which we lend.

As a residential lender, we are particularly vulnerable to the impact of a severe job loss recession. Significant increases in job losses and unemployment have a negative impact on the financial condition of residential borrowers and their ability to remain current on their mortgage loans. Continued weakness or deterioration in national and local economic conditions, including an accelerating pace of job losses, particularly in the New York metropolitan area, could have a material adverse impact on the quality of our loan portfolio, which could result in increases in delinquent loans, causing a decrease in our interest income as well as an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses and related provision and a decrease in net income. Such deterioration could also adversely impact the demand for our products and services, and, accordingly, our results of operations.

Strong competition within our market areas could hurt our profits and slow growth.

Our profitability depends upon our continued ability to compete successfully in our market areas. The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger and have greater financial resources than we have. We face intense competition both in making loans and attracting deposits. Our competition for loans, both locally and nationally, comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies and credit unions. In recent years, we have expanded our multi-family and commercial real estate lending and business banking operations. These business lines are also being aggressively pursued by a number of competitors, both large and small. Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. We also face competition for deposits from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies. Price competition for loans and deposits could result in earning less on our loans and paying more on our deposits, which would reduce our net interest income. Competition also makes it more difficult to grow our loan and deposit balances.

We may not be able to fully execute on our strategic initiatives which could have a material adverse effect on our financial condition or results of operations.

We have historically been a community-oriented retail bank offering traditional deposit products and focusing on residential mortgage lending. However, the economic environment over the past several years has made it difficult for us to profitably grow our business in the same manner as it has in the past. Accordingly, we continue to implement strategies to grow other loan categories to diversify earning assets and to increase low cost core deposits. These strategies include continued reliance on our multi-family and commercial real estate mortgage lending operations and expanding our business banking operations. Our business banking initiative includes focusing on small and middle market businesses, with an emphasis on attracting clients from larger competitors. We continue to explore opportunities to selectively expand our physical presence, consisting presently of our branch network of 87 locations plus our dedicated business banking office in midtown Manhattan, into other prime locations in Manhattan and on Long Island from which to better serve and build our business banking relationships. There are costs, risks and uncertainties associated with the development, implementation and execution of these new initiatives, including the investment of time and resources, the possibility that these initiatives will be unprofitable and the risk of additional liabilities associated with these initiatives. In addition, our ability to successfully execute on these new initiatives will depend in part on our ability to attract and retain talented individuals to help manage these initiatives and the existence of satisfactory market conditions that will allow us to profitably grow these businesses. Our potential inability to successfully execute these initiatives could have a material adverse effect on our business, financial condition or results of operations. We expect our non-interest expense to increase in connection with the increased staff related to these initiatives and the potential addition of new branches. We anticipate realizing these costs in advance of realizing increased revenues and deposit growth from these initiatives.

Multi-family and commercial real estate lending may expose us to increased lending risks.

Our policy generally has been to originate multi-family and commercial real estate mortgage loans in the New York metropolitan area. At December 31, 2014, multi-family mortgage loans totaled $3.91 billion, or 33% of our total loan portfolio, and commercial real estate mortgage loans totaled $873.8 million, or 7% of our total loan portfolio. Our combined multi-family and commercial real estate mortgage loan portfolio increased $677.4 million, or 16%, from

December 31, 2013 to December 31, 2014. As a result of our growth of these portfolios in the past several years and planned future growth, these loans require more ongoing evaluation and monitoring and we are implementing enhanced risk management policies, procedures and controls. Multi-family and commercial real estate mortgage loans generally involve a greater degree of credit risk than residential mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by multi-family properties and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. Our failure to adequately implement enhanced risk management practices could adversely affect our ability to increase our multi-family and commercial real estate mortgage loan portfolio. At December 31, 2014, non-performing multi-family and commercial real estate mortgage loans totaled $21.6 million, or 0.45% of our total portfolio of multi-family and commercial real estate mortgage loans.

The shift in the status of loans in our residential mortgage loan portfolio from interest-only to amortizing may expose us to increased risk of borrower delinquencies.

At December 31, 2014, our interest-only residential mortgage loan portfolio totaled $1.47 billion, of which $573.6 million is scheduled to commence principal amortization during 2015. In addition, at December 31, 2014, $1.06 billion of residential mortgage loans originated in prior years as interest-only loans were included in our portfolio of amortizing residential mortgage loans as a result of a refinance with us or through the conversion to amortizing loans at the end of their initial interest-only period, of which $354.3 million were refinanced or converted to amortizing loans during 2014. After a refinance or conversion to an amortizing loan, a borrower’s monthly payment may increase by a substantial amount and the borrower may not be able to afford the increased monthly payment, which could result in increased delinquencies and, accordingly, adversely affect our results of operations.

Astoria Bank’s ability to pay dividends or lend funds to us is subject to regulatory limitations which, to the extent we need but are not able to access such funds, may prevent us from making future dividend payments or principal and interest payments due on our debt obligations.

We are a unitary savings and loan holding company currently regulated by the FRB and almost all of our operating assets are owned by Astoria Bank. We rely primarily on dividends from Astoria Bank to pay cash dividends to our stockholders, to engage in share repurchase programs and to pay principal and interest on our debt obligations. The OCC regulates all capital distributions by Astoria Bank directly or indirectly to us, including dividend payments. As the subsidiary of a savings and loan holding company, Astoria Bank must file a notice with the OCC at least 30 days prior to each capital distribution. If the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Astoria Bank must file an application to receive the approval of the OCC for a proposed capital distribution. During 2014, Astoria Bank was not required to file such applications, but was required to, and did, notify the OCC of its intent to pay dividends, to which the OCC did not object. Astoria Bank must also provide notice to the FRB at least 30 days prior to declaring a dividend.

In addition, Astoria Bank may not pay dividends to us if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or the OCC notified Astoria Bank that it was in need of more than normal supervision. Under the prompt corrective action provisions of the FDIA, an insured depository institution such as Astoria Bank is prohibited from making a capital distribution, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDIA). Payment of dividends by Astoria Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe or unsound banking practice. Furthermore, capital standards imposed on us and similarly situated institutions have been and continue to be refined by bank regulatory agencies under the Reform Act. Deterioration of economic conditions and further changes to regulatory guidance could result in revised capital standards that may indicate the need for us or Astoria Bank to maintain greater capital positions, which could lead to limitations in dividend payments to us by Astoria Bank.

There can be no assurance that Astoria Bank will be able to pay dividends at past levels, or at all, in the future. If we do not receive sufficient cash dividends or are unable to borrow from Astoria Bank, then we may not have sufficient funds to pay dividends to our shareholders, repurchase our common stock or service our debt obligations.

In addition to regulatory restrictions on the payment of dividends, Astoria Bank is subject to certain restrictions imposed by federal law on any extensions of credit it makes to its affiliates and on investments in stock or other securities of its affiliates. We are considered an affiliate of Astoria Bank. These restrictions prevent affiliates of Astoria Bank, including us, from borrowing from Astoria Bank, unless various types of collateral secure the loans. Federal law limits the aggregate amount of loans to and investments in any single affiliate to 10% of Astoria Bank’s capital stock and surplus and also limits the aggregate amount of loans to and investments in all affiliates to 20% of Astoria Bank’s capital stock and surplus.

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

We are subject to extensive supervision, regulation and examination by the FRB, OCC, CFPB and FDIC. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the DIF and our depositors, as well as other consumers, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. In addition, we must comply with significant anti-money laundering and anti-terrorism laws. Our failure to comply with applicable regulations, or the failure to develop, implement and comply with corrective action plans to address any identified areas of noncompliance, may result in the assessment of fines and penalties and the commencement of informal or formal regulatory enforcement actions against us. Other negative consequences also can result from such failures, including regulatory restrictions on our activities, reputational damage, restrictions on the ability of institutional investment managers to invest in our securities and increases in our costs of doing business. Increases in our costs of doing business may include increased salaries and benefits expenses associated with hiring additional employees, incurring fees and expenses for outside services, such as consulting and legal advice, and costs associated with enhancing or acquiring systems and technological infrastructure to strengthen our regulatory compliance program. The occurrence of one or more of these events may have a material adverse effect on our business, financial condition or results of operations.

Changes in laws, government regulation and monetary policy may have a material effect on our results of operations.

Financial institutions have been the subject of significant legislative and regulatory changes and may be the subject of further significant legislation or regulation in the future, none of which is within our control. Significant new laws or regulations or changes in, or repeals of, existing laws or regulations, including, but not limited to, those with respect to federal, state and local taxation, may increase our costs, limit our ability to pursue business opportunities or cause our results of operations to differ materially. In addition, the costs and burden of compliance have significantly increased and could adversely affect our ability to operate profitably. Further, federal monetary policy significantly affects credit conditions for Astoria Bank, as well as for our borrowers, particularly as implemented through the Federal Reserve System, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements. A material change in any of these conditions could have a material impact on Astoria Bank or our borrowers, and therefore on our results of operations.

New and future rulemaking from the CFPB may have a material effect on our operations and operating costs.

The CFPB has the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations and, with respect to institutions of our size, has exclusive examination and primary enforcement authority with respect to such laws and regulations and is authorized, individually or jointly with the Agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. In addition, in accordance with a memorandum of understanding entered into between the CFPB and DOJ, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations.

As an independent bureau within the FRB, the CFPB may impose requirements more severe than the previous bank regulatory agencies. The CFPB has initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services that has resulted in those participants expending significant time, money and resources to adjust to the initiatives being pursued by the CFPB. These enforcement actions may serve as precedent for how the CFPB interprets and enforces consumer protection laws with respect to all supervised institutions, which may result in the imposition of higher standards of compliance with such laws.

Pursuant to the Reform Act, the CFPB issued a series of final rules in January 2013 related to mortgage loan origination and mortgage loan servicing. These final rules, most provisions of which became effective in January 2014, prohibit creditors, such as Astoria Bank, from extending mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules restrict the application of prepayment penalties and compensation practices relating to mortgage loan underwriting. Compliance with these rules has increased our overall regulatory compliance costs and required us to change our underwriting practices. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject Astoria Bank to increased potential liability related to its residential loan origination activities.

As a result of the Reform Act and related rulemaking, we have become subject to more stringent capital requirements.

Pursuant to the Reform Act, the Agencies adopted the Final Capital Rules in July 2013 to update the Agencies’ general risk-based capital and leverage capital requirements to incorporate agreements reflected in the Basel III capital standards as well as the requirements of the Reform Act. Among other things, the Final Capital Rules established a new minimum common equity Tier 1 risk-based capital ratio of 4.5% and increased the minimum Tier 1 risk-based capital ratio from 4.0% to 6.0%. In addition, the Final Capital Rules added a requirement to maintain a minimum Conservation Buffer, composed of common equity Tier 1 capital, of 2.5% of risk-weighted assets and provided that the failure to maintain the minimum Conservation Buffer will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. The Final Capital Rules also subjected many savings and loan holding companies, such as Astoria Financial Corporation, to consolidated capital requirements. The Final Capital Rules are described in more detail in Item 1, “Business - Regulation and Supervision - Capital Requirements.” The new minimum regulatory capital ratios under the Final Capital Rules became effective for Astoria Bank and Astoria Financial Corporation on January 1, 2015. The failure to meet the established capital requirements could result in the FRB placing limitations or conditions on our activities or restricting the commencement of new activities, and such failure could subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends; issuing a directive to increase our capital; and terminating our FDIC deposit insurance.

Our ability to originate residential mortgage loans for portfolio has been adversely affected by the increased competition resulting from the unprecedented involvement of the U.S. government and GSEs in the residential mortgage market.

Over the past several years, we have faced increased competition for residential mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market as a result of the economic crisis, which has caused the interest rate for 30 year fixed rate mortgage loans that conform to GSE guidelines to remain artificially low. In addition, the U.S. Congress has expanded the conforming loan limits in many of our operating markets, allowing larger balance loans to continue to be acquired by the GSEs. As a result, more loans in our portfolio qualified under the expanded conforming loan limits and were refinanced into conforming fixed rate mortgages which we originate but do not retain for portfolio. Our residential mortgage loan repayments have remained at elevated levels and outpaced our loan production as a result of these factors, making it difficult for us to grow our residential mortgage loan portfolio and balance sheet.

The ultimate resolution of Fannie Mae and Freddie Mac may materially impact our results of operations.

Both Fannie Mae and Freddie Mac are under conservatorship with the Federal Housing Finance Agency, or the FHFA. In February 2012, the FHFA delivered a strategic plan to Congress to wind down Fannie Mae and Freddie Mac over the next several years. This plan included building a new infrastructure for the secondary mortgage market, continuing to shrink Fannie Mae’s and Freddie Mac’s operations by reducing direct funding of mortgages, and maintaining foreclosure prevention activities and credit availability for new and refinanced mortgages. In addition, in August 2012, the FHFA and the U.S. Treasury announced further steps to expedite the winding down of Fannie Mae and Freddie Mac by accelerating the rate at which Fannie Mae’s and Freddie Mac’s investment portfolios will be reduced. Pursuant to these steps, Fannie Mae’s and Freddie Mac’s investment portfolios must be reduced to the agreed target four years earlier than previously scheduled. In May 2014, the FHFA set forth a new strategic plan which included maintaining and improving Fannie Mae’s and Freddie Mac’s foreclosure prevention activities and credit availability, reducing taxpayer risk through increasing the role of private capital in the mortgage market and building a new single-family securitization infrastructure for use by Fannie Mae and Freddie Mac, and adaptable for use by other participants in the secondary market. We cannot be certain if or when Fannie Mae and Freddie Mac will be wound down, if or when reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted.

Changes in the fair value of our securities may reduce our stockholders’ equity and net income.

At December 31, 2014, $384.4 million of our securities were classified as available-for-sale. The estimated fair value of our available-for-sale securities portfolio may increase or decrease depending on changes in interest rates. In general, as interest rates rise, the estimated fair value of our fixed rate securities portfolio will decrease. Our securities portfolio is comprised primarily of fixed rate securities. We increase or decrease stockholders’ equity by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax effect, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease will be recovered over the life of the securities.

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

At December 31, 2014, the carrying amount of our goodwill totaled $185.2 million. We performed our annual goodwill impairment test as of September 30, 2014 and determined there was no goodwill impairment as of our annual impairment test date. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Our market capitalization is less than our total stockholders’ equity at December 31, 2014. We considered this and other factors in our goodwill impairment analyses. No assurance can be given that we will not record an impairment loss on goodwill in a subsequent period. However, our tangible capital ratio and Astoria Bank’s regulatory capital ratios would not be affected by this potential non-cash expense.

A natural disaster could harm our business.

Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the local economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. The occurrence of a natural disaster could result in one or more of the following: (1) an increase in delinquent loans; (2) an increase in problem assets and foreclosures; (3) a decrease in the demand for our products and services; or (4) a decrease in the value of the collateral for loans, especially real estate, in turn reducing customers' borrowing power, the value of assets associated with problem loans and collateral coverage.

The occurrence of any failure, breach or interruption in service involving our systems or those of our service providers, including as a result of a cyber attack, could damage our reputation, cause losses, increase our expenses and result in a loss of customers, an increase in regulatory scrutiny or expose us to civil litigation and possibly financial liability, any of which could adversely impact our financial condition, results of operations and the market price of our stock.

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits and our loans. In the normal course of our business, we collect, process, retain and transmit (by email and other electronic means) sensitive and confidential information regarding our customers, employees and others. We also outsource certain aspects of our data processing to certain third-party providers. In addition to confidential information regarding our customers, employees and others, we, and in some cases a third party, compile, process, transmit and store proprietary, non-public information concerning our business, operations, plans and strategies.

As a result, our business and operations depend on the secure processing, storage and transmission of confidential and other information in our computer systems and networks and those of our third party service providers. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security measures and business continuity programs, our facilities, computer systems, software and networks, and those of our third party service providers, may be vulnerable to external or internal security breaches, acts of vandalism, unauthorized access, misuse, computer viruses or other malicious code and cyber attacks that could have a security impact. In addition, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our confidential or other information or the confidential or other information of our customers, clients or counterparties. While we regularly conduct security assessments on our third party service providers, there can be no assurance that their information security protocols are sufficient to withstand a cyber attack or other security breach.

Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as customer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources.

We use a variety of physical, procedural and technological safeguards to prevent or limit the impact of system failures, interruptions and security breaches and to protect confidential information from mishandling, misuse or loss, including detection and response mechanisms designed to contain and mitigate security incidents. However, there can be no assurance that such events will not occur or that they will be promptly detected and adequately addressed if they do, and early detection of security breaches may be thwarted by sophisticated attacks and malware designed to avoid detection. If there is a failure in or breach of our computer systems or networks, or those of a third-party service provider, the confidential and other information processed and stored in, and transmitted through, such computer systems and networks could potentially be jeopardized, or could otherwise cause interruptions or malfunctions in our operations or the operations of our customers, clients or counterparties.

The occurrence of any of the foregoing could subject us to litigation or regulatory scrutiny, cause us significant reputational damage or erode confidence in the security of our systems, products and services, cause us to lose customers or have greater difficulty in attracting new customers, have an adverse effect on the value of our common stock or subject us to financial losses that are either not insured or not fully covered by insurance, any of which could have a material adverse effect on our business, financial condition or results of operations. Furthermore, as information security risks and cyber threats continue to evolve, we may be required to expend significant additional resources to further enhance or modify our information security measures and/or to investigate and remediate any information security vulnerabilities or other exposures arising from operational and security risks.

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

We operate 87 full-service banking offices, of which 50 are owned and 37 are leased. We own our principal executive office located in Lake Success, New York. We are obligated under a lease commitment through 2017 for our residential mortgage operating facility in Mineola, New York. At December 31, 2014, approximately two-thirds of our Mineola facility was sublet. We are obligated under an operating lease commitment through 2021 for office space in Jericho, New York, at which our multi-family and commercial real estate lending and business banking departments and other operations are located, and under an operating lease commitment through 2017 for our business banking office in midtown Manhattan. We lease office facilities for our wholly-owned subsidiaries Fidata, in Norwalk, Connecticut, and Suffco, in Farmingdale, New York. We believe such facilities are suitable and adequate for our operational needs. For further information regarding our lease obligations, see Item 7, “MD&A,” and Note 9 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

City of New York Notice of Determination
By “Notice of Determination” dated September 14, 2010 and August 26, 2011, or the 2010 and 2011 Notices, the City of New York notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies related to our operation of two subsidiaries of Astoria Bank, Fidata and AF Mortgage.  We disagree with the assertion of the tax deficiencies.  Hearings in this matter were held before the New York City Tax Appeals Tribunal, or the NYC Tax Appeals Tribunal, in March and April 2013.  On October 29, 2014, the NYC Tax Appeals Tribunal issued a decision favorable to us canceling the 2010 and 2011 Notices. The City of New York appealed the decision of the NYC Tax Appeals Tribunal. The parties are in the process of preparing and submitting briefs to the NYC Tax Appeals Tribunal and a hearing date for the appeal will be set after all briefs have been submitted. At this time, management believes it is more likely than not that we will succeed in defending against the City of New York’s appeal. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at December 31, 2014 with respect to this matter.

By “Notice of Determination” dated November 19, 2014, or the 2014 Notice, the City of New York notified us of an alleged tax deficiency in the amount of $6.1 million, including interest and penalties, related to our 2009 and 2010 tax years. This deficiency related to our operation of Fidata and AF Mortgage and the basis of the 2014 Notice is substantially the same as that of the 2010 and 2011 Notices. We disagree with the assertion of the tax deficiency and we filed a Petition for Hearing with the City of New York on February 13, 2015 to oppose the 2014 Notice. At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position asserted in the 2014 Notice. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at December 31, 2014 with respect to this matter.
No assurance can be given as to whether or to what extent we will be required to pay the amount of the tax deficiencies asserted by the City of New York, whether additional tax will be assessed for years subsequent to 2010, that these matters will not be costly to oppose, that these matters will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

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

	2014		2013
	High	Low	High	Low
First Quarter	$14.67	$12.48	$10.24	$9.41
Second Quarter	14.23	12.44	10.83	9.22
Third Quarter	13.95	12.33	13.05	10.80
Fourth Quarter	13.70	11.96	14.16	11.97

As of February 17, 2015, we had 3,005 shareholders of record.  As of December 31, 2014, there were 99,940,399 shares of common stock outstanding.

The following schedule summarizes the cash dividends paid per common share for the periods indicated.

	2014	2013
First Quarter	$0.04	$0.04
Second Quarter	0.04	0.04
Third Quarter	0.04	0.04
Fourth Quarter	0.04	0.04

On January 26, 2015, our Board of Directors declared a quarterly cash dividend of $0.04 per common share, payable on March 2, 2015, to common stockholders of record as of the close of business on February 17, 2015. As in the past, our Board of Directors reviews the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other factors.

We are subject to the laws of the State of Delaware which generally limit dividends on capital stock to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over our statutory capital, or if there is no such excess, to our net profits for the current and/or immediately preceding fiscal year. Additionally, no dividend shall be declared, paid or set aside for payment on our common stock unless the full dividends for the most recently completed dividend period have been declared and paid on our Series C Preferred Stock. Prior to declaring a dividend, we are required to seek the approval of the FRB. Our payment of dividends is dependent, in large part, upon receipt of dividends from Astoria Bank. Astoria Bank is subject to certain restrictions which may limit its ability to pay us dividends. See Item 1, “Business - Regulation and Supervision,” for an explanation of regulatory requirements with respect to Astoria Bank’s and Astoria Financial Corporation’s ability to pay dividends. We are also subject to certain financial covenants and other limitations pursuant to the terms of various debt instruments that have been issued by us, which could have an impact on our ability to pay dividends in certain circumstances. See Item 7, “MD&A - Liquidity and Capital Resources,” for further discussion of such financial covenants and other limitations. See Item 1, “Business - Federal Taxation,” and Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for an explanation of the tax impact of the unlikely event that Astoria Bank (1)

makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes; (2) redeems its stock; or (3) liquidates.

Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions. At December 31, 2014, a maximum of 8,107,300 shares may yet be purchased under this plan. However, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

On June 3, 2014, our Chief Executive Officer submitted his annual certification to the NYSE indicating that he was not aware of any violation by Astoria Financial Corporation of NYSE corporate governance listing standards as of the June 3, 2014 certification date.

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return on Astoria Financial Corporation common stock, or AFC Common Stock, during the five fiscal years ended December 31, 2014, with the cumulative total returns of both a broad market index, the Standard & Poor’s, or S&P, 500 Stock Index, and a peer group index, the S&P Midcap 400 Financials Index. The comparison assumes $100 was invested on December 31, 2009 in AFC Common Stock and in each of the S&P indices and assumes that all of the dividends were reinvested.

AFC Common Stock, Market and Peer Group Indices

	AFC Common Stock	S&P 500 Stock Index	S&P Midcap 400 Financials Index
December 31, 2009	$100.00	$100.00	$100.00
December 31, 2010	116.46	115.06	119.73
December 31, 2011	74.59	117.49	113.76
December 31, 2012	84.52	136.30	133.95
December 31, 2013	126.67	180.44	167.54
December 31, 2014	123.86	205.14	192.64

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data.  This financial data is derived in part from, and should be read in conjunction with, our consolidated financial statements and related notes.

	At December 31,
(In Thousands)	2014	2013	2012	2011	2010
Selected Financial Data:
Total assets	$15,640,021	$15,793,722	$16,496,642	$17,022,055	$18,089,269
Securities available-for-sale	384,359	401,690	336,300	344,187	561,953
Securities held-to-maturity	2,133,804	1,849,526	1,700,141	2,130,804	2,003,784
Loans receivable, net	11,845,848	12,303,066	13,078,471	13,117,419	14,021,548
Deposits	9,504,909	9,855,310	10,443,958	11,245,614	11,599,000
Borrowings, net	4,187,691	4,137,161	4,373,496	4,121,573	4,869,204
Stockholders’ equity	1,580,070	1,519,513	1,293,989	1,251,198	1,241,780

	For the Year Ended December 31,
(In Thousands, Except Per Share Data)	2014	2013	2012	2011	2010
Selected Operating Data:
Interest income	$492,350	$518,430	$600,509	$695,248	$855,299
Interest expense	150,062	176,528	252,240	319,822	421,732
Net interest income	342,288	341,902	348,269	375,426	433,567
Provision for loan losses (credited) charged to operations	(9,469)	19,601	40,400	37,000	115,000
Net interest income after provision for loan losses	351,757	322,301	307,869	338,426	318,567
Non-interest income	54,848	69,572	73,235	68,915	81,188
General and administrative expense	284,410	287,531	300,133	301,417	284,918
Income before income tax expense	122,195	104,342	80,971	105,924	114,837
Income tax expense	26,279	37,749	27,880	38,715	41,103
Net income	95,916	66,593	53,091	67,209	73,734
Preferred stock dividends	8,775	7,214	—	—	—
Net income available to common shareholders	$87,141	$59,379	$53,091	$67,209	$73,734
Basic earnings per common share	$0.88	$0.60	$0.55	$0.70	$0.78
Diluted earnings per common share	$0.88	$0.60	$0.55	$0.70	$0.78

	At or For the Year Ended December 31,
	2014		2013		2012		2011		2010

Selected Financial Ratios and Other Data:
Return on average assets (1)	0.61%		0.41%		0.31%		0.39%		0.38%
Return on average common stockholders’ equity (1)	6.06		4.50		4.15		5.31		6.02
Return on average tangible common stockholders’ equity (1)(2)	6.96		5.23		4.86		6.22		7.09

Average stockholders’ equity to average assets	10.04		8.79		7.47		7.28		6.28

Stockholders’ equity to total assets	10.10		9.62		7.84		7.35		6.86
Common stockholders’ equity to total assets	9.27		8.80		7.84		7.35		6.86
Tangible common stockholders’ equity to tangible assets (tangible common equity ratio) (2)(3)	8.19		7.72		6.80		6.33		5.90

Net interest rate spread (4)	2.25		2.17		2.09		2.23		2.28
Net interest margin (5)	2.32		2.25		2.16		2.30		2.35
Average interest-earning assets to average interest-bearing liabilities	1.08	x	1.06	x	1.05	x	1.04	x	1.03	x

General and administrative expense to average assets	1.82%		1.78%		1.75%		1.73%		1.46%
Efficiency ratio (6)	71.62		69.88		71.21		67.83		55.35

Cash dividends paid per common share	$0.16		$0.16		$0.25		$0.52		$0.52
Dividend payout ratio	18.18%		26.67%		45.45%		74.29%		66.67%

Asset Quality Ratios:
Non-performing loans to total loans (7)	1.07%		2.67%		2.38%		2.51%		2.75%
Non-performing loans to total assets (7)	0.82		2.10		1.91		1.96		2.16
Non-performing assets to total assets (8)	1.05		2.37		2.08		2.24		2.51
Allowance for loan losses to non-performing loans (7)	87.32		41.87		46.18		47.22		51.57
Allowance for loan losses to total loans	0.93		1.12		1.10		1.18		1.42

Other Data:
Number of deposit accounts	510,363		557,625		613,871		703,454		753,984
Mortgage loans serviced for others (in thousands)	$1,452,645		$1,504,654		$1,443,672		$1,446,646		$1,443,709
Full service banking offices	87		85		85		85		85
Full time equivalent employees	1,594		1,540		1,530		1,636		1,565

_______________________________

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

(7)
Non-performing loans, substantially all of which are non-accrual loans, included loans modified in a TDR totaling $68.4 million at December 31, 2014, $109.8 million at December 31, 2013, $32.8 million at December 31, 2012, $18.8 million at December 31, 2011 and $47.5 million at December 31, 2010. Non-performing loans exclude loans held-for-sale and loans which have been modified in a TDR that have been returned to accrual status.

(8)	Non-performing assets consist of all non-performing loans and REO.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report.

Executive Summary

The following overview should be read in conjunction with our MD&A in its entirety.

As the premier Long Island community bank, Astoria Bank offers a complete range of financial services and solutions designed to meet customers’ personal, family and business banking needs. Our goals are to enhance shareholder value while continuing to strengthen and expand our position as a more fully diversified, full service community bank. We focus on growing our core businesses of mortgage portfolio lending and deposit gathering while maintaining strong asset quality and controlling operating expenses. We continue to implement our strategies to diversify earning assets and to increase low cost core deposits. These strategies include a greater level of participation in the local multi-family and commercial real estate mortgage lending markets and expanding our array of business banking products and services, focusing on small and middle market businesses with an emphasis on attracting clients from larger competitors. Our physical presence consists presently of our branch network of 87 locations, including our Manhattan and Melville, New York branches opened in 2014, plus our dedicated business banking office in midtown Manhattan, and we continue to explore opportunities to selectively expand into other prime locations in Manhattan and on Long Island from which to better serve and build our business banking relationships.

We are impacted by both national and regional economic factors, with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area. Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging. Interest rates have been at or near historical lows and we expect them to remain low for the near term. Long-term interest rates moved higher during the latter half of 2013 but declined during 2014, with the ten-year U.S. Treasury rate decreasing from 3.03% at the end of December 2013 to 2.17% at the end of December 2014. The national unemployment rate was 5.6% for December 2014, compared to 6.7% for December 2013, and new job growth in 2014 has continued its slow pace. Softness persists in the housing and real estate markets, although the extent of such softness varies from region to region. We believe market conditions remain favorable in the New York metropolitan area with respect to our multi-family mortgage loan origination activities, though increasing competition in this area has resulted in some competitor institutions offering rates and/or product terms at levels which we have chosen not to offer and which we believe do not fit our current risk tolerance.

Net income available to common shareholders for the year ended December 31, 2014 increased compared to the year ended December 31, 2013. This increase was largely due to a provision for loan losses credited to operations for 2014 compared to a provision for loan losses charged to operations for 2013, coupled with a reduction in income tax expense for 2014 compared to 2013, primarily attributable to the impact of the NYS income tax legislation enacted on March 31, 2014. Lower non-interest income in 2014, compared to 2013, partially offset these increases.

The provision for loan losses credited to operations for the year ended December 31, 2014 totaled $9.5 million. This compares to a provision for loan losses charged to operations of $19.6 million for the year ended December 31, 2013. The allowance for loan losses totaled $111.6 million at December 31, 2014, compared to $139.0 million at December 31, 2013. The reduction in the allowance for loan losses at December 31, 2014 compared to December 31, 2013, and the provision credited to operations for 2014, reflects the results of our quarterly reviews of the adequacy of the allowance for loan losses and includes the release of $5.7 million of reserves as of June 30, 2014 which were previously attributable to a pool of non-performing residential mortgage loans designated as held-for-sale as of June 30, 2014, substantially all of which were sold during the 2014 third quarter. The sale of non-performing residential mortgage loans during 2014 helped reduce our non-performing loans to $127.8 million at December 31, 2014 compared to $332.0 million at December 31, 2013. We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the significant reduction in non-performing loans and continued improvement in our loan loss experience, as well as the improved asset quality in our loan portfolio as a result of reductions in the balances of certain loan classes we believe bear higher risk, the high quality of our loan originations and the contraction of the overall loan portfolio.

Net interest income increased slightly for the year ended December 31, 2014, compared to the year ended December 31, 2013. During 2014, we continued to see the benefits from the restructuring of borrowings and the prepayment of our junior subordinated debentures in 2013, resulting in a significant reduction in interest expense on borrowings for 2014 compared to 2013. This reduction in interest expense on borrowings, coupled with increases in interest earned on our multi-family and commercial real estate mortgage loan portfolio and our securities portfolio and a decline in interest expense on certificates of deposit, outpaced the decline in interest earned on our residential mortgage loan portfolio, resulting in the slight increase in net interest income. The continued low interest rate environment, coupled with the changing mix of our interest-earning assets and interest-bearing liabilities and the 2013 restructuring and prepayment of borrowings, has resulted in the average cost of interest-bearing liabilities declining more than the average yield on interest-earning assets for 2014, compared to 2013, resulting in improvements in both our net interest rate spread and our net interest margin. Despite the current low interest rate environment, 2014 represents the second consecutive year that we have increased our net interest margin.

Non-interest income was lower in 2014 compared to 2013, reflecting declines in mortgage banking income, net, other non-interest income, gain on sales of securities and customer service fees. Non-interest expense declined in 2014 compared to 2013, primarily due to a reduction in federal deposit insurance premium expense in 2014 and a prepayment charge for the early extinguishment of our junior subordinated debentures in 2013, partially offset by increases in advertising expense, compensation and benefits expense and occupancy, equipment and systems expense.

Total assets declined during the year ended December 31, 2014, due primarily to a decrease in our residential mortgage loan portfolio, partially offset by growth in our multi-family and commercial real estate mortgage loan portfolio as well as our securities portfolio. At December 31, 2014, our multi-family and commercial real estate mortgage loan portfolio represented 40% of our total loan portfolio, up from 33% at December 31, 2013, reflecting our continued focus on the strategic shift in our balance sheet. The decline in our residential mortgage loan portfolio reflects an excess of loan repayments over originations and purchases during 2014, as well as the sale of a significant portion of our non-performing residential mortgage loans in the 2014 third quarter.

Total deposits declined during the year ended December 31, 2014 as a result of a decrease in certificates of deposit, partially offset by a net increase in our core deposits. The growth in core deposits reflected increases in money market and checking accounts which more than offset a decline in savings accounts. At December 31, 2014, core deposits represented 72% of total deposits, up from 67% at December 31, 2013. Total deposits included $930.5 million of business deposits at December 31, 2014, an increase of 43% since December 31, 2013, substantially all of which were core deposits, reflecting the expansion of our business banking operations, a component of the strategic shift in our balance sheet. We expect that the continued growth of our business banking operations should allow us to continue to grow our low cost core deposits.

Stockholders’ equity increased as of December 31, 2014 compared to December 31, 2013. The increase was primarily the result of earnings in excess of dividends on our common and preferred stock, stock-based compensation recognized and capital raised through the Astoria Financial Corporation Dividend Reinvestment and Stock Purchase Plan, or the Stock Purchase Plan, during the year ended December 31, 2014. These increases were partially offset by an increase in accumulated other comprehensive loss primarily attributable to declines in the discount rates used to calculate the present value of our defined benefit pension plans and other postretirement benefit plan obligations which increased the unfunded status of such plans as of December 31, 2014 compared to December 31, 2013.

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business has changed significantly over time. Final Capital Rules approved by the Agencies in 2013 subjected many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements. The rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements applicable to Astoria Bank and Astoria Financial Corporation, revised the calculation of risk-weighted assets to enhance their risk sensitivity and added a requirement to maintain a minimum Conservation Buffer. The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for Astoria Bank and Astoria Financial Corporation on January 1, 2015. The required minimum Conservation Buffer will be phased in incrementally starting on January 1, 2016.

We look forward to continuing to strengthen and expand our position as a more diversified, full service community bank. We believe our loan portfolio should grow in 2015. We expect that we will continue to grow core deposits, including business deposits, in 2015 which will provide us with some measure of interest rate sensitivity protection. Given the challenging economic environment, with the flattening of the yield curve in this continued low interest rate environment, we are pleased with the growth in our net interest margin in 2014, compared to 2013, and believe that our net interest margin for 2015 should be consistent with the net interest margin for the year ended December 31, 2014.

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR, judgments regarding goodwill and securities impairment and the estimates related to income taxes and our pension plans and other postretirement benefits are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions and estimates about highly uncertain matters. Actual results may differ from our assumptions, estimates and judgments. The use of different assumptions, estimates and judgments could result in material differences in our results of operations or financial condition. These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.

The following is a description of these critical accounting policies and an explanation of the methods and assumptions underlying their application.

Allowance for Loan Losses

We establish and maintain an allowance for loan losses based on our evaluation of the probable inherent losses in our loan portfolio. Loan charge-offs in the period the loans, or portions thereof, are deemed uncollectible reduce the allowance for loan losses. Recoveries of amounts previously charged-off increase the allowance for loan losses in the period they are received. The allowance is adjusted to an appropriate level through provisions for loan losses charged or credited to operations to increase or decrease the allowance, based on a comprehensive analysis of our loan portfolio. We evaluate the adequacy of the allowance on a quarterly basis. The allowance is comprised of both valuation allowances related to individual loans and general valuation allowances, although the total allowance for loan losses is available for losses applicable to the entire loan portfolio. In estimating specific allocations of the allowance, we review loans deemed to be impaired and measure impairment losses based on either the fair value of the collateral, the present value of expected future cash flows, or the observable market price of the loan. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include the financial condition of the borrower, payment history, delinquency status, collateral value, our lien position and the probability of collecting principal and interest payments when due. When an impairment analysis indicates the need for a specific allocation of the allowance on an individual loan, such allocation would be established sufficient to cover probable incurred losses at the evaluation date based on the facts and circumstances of the loan. When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged-off against the allowance for loan losses. For loans individually classified as impaired, the portion of the recorded investment in the loan in excess of the present value of the discounted cash flows of a modified loan or, for collateral dependent loans, the portion of the recorded investment in the loan in excess of the estimated fair value of the underlying collateral less estimated selling costs, is charged-off.

During 2014, loan reviews were performed by our Asset Review Department quarterly for all loans individually classified by our Asset Classification Committee and were performed annually for multi-family and commercial real estate mortgage loans modified in a TDR, multi-family and commercial real estate mortgage loans with balances of $5.0 million or greater and commercial and industrial loans with balances of $500,000 or greater. In addition, our Asset Review Department reviewed annually borrowing relationships whose combined outstanding balance were $5.0 million or greater, with such reviews covering approximately 50% of the outstanding principal balance of the loans to such relationships. During the 2014 fourth quarter, our Asset Review Department transitioned to a risk based loan review approach for multi-family and commercial real estate mortgage loans and commercial and industrial loans with balances of $250,000 or greater. Under this approach, individual loans are selected by a combination of individual loan reviews, targeted loan reviews, concentration of credit reviews and reviews of loans to one borrower to achieve, at a minimum on an annual basis, a review coverage rate of the outstanding principal balance of 30% for the multi-family mortgage loan portfolio, 40% for the commercial real estate mortgage loan portfolio and 60% for the commercial and industrial loan portfolio. Further, multi-family and commercial real estate portfolio management personnel also perform annual reviews for certain multi-family and commercial real estate mortgage loans and recommend further review by our Credit and Asset Review Departments as appropriate. The residential mortgage loan portfolio, home equity and other consumer loan portfolio and commercial and industrial loans with balances of less than $250,000 are reviewed collectively by delinquency and net loss trends.

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

We segment our residential mortgage loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans and origination time periods and analyze our historical loss experience and delinquency levels and trends of these segments. We analyze multi-family and commercial real estate mortgage loans by portfolio, geographic location and origination time periods. We analyze our consumer and other loan portfolio by home equity lines of credit, commercial and industrial loans and other consumer loans and perform similar historical loss analyses. In our analysis of non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral along with the migration of delinquent loans based on the portfolio segments noted above. These analyses and the resulting loss rates are used as an integral part of our judgment in developing estimated loss percentages to apply to the loan portfolio segments. We monitor credit risk on interest-only hybrid ARM loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner that we monitor credit risk on all interest-only hybrid ARM loans. We monitor interest rate reset dates of our loan portfolio, in the aggregate, and the current interest rate environment and consider the impact, if any, on borrowers’ ability to continue to make timely principal and interest payments in determining our allowance for loan losses. We also consider the size, composition, risk profile and delinquency levels of our loan portfolio, as well as our credit administration and asset management procedures. We monitor property value trends in our market areas by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our general valuation allowances. In addition, we evaluate and consider the impact that current and anticipated economic and market conditions may have on the loan portfolio and known and inherent risks in the portfolio. We update our analyses quarterly and refine our evaluations as experience provides clearer guidance, our product offerings change and as economic conditions evolve.

We analyze our historical loss experience over 12, 15, 18 and 24 month periods. The loss history used in calculating our quantitative allowance coverage percentages varies based on loan type. Also, for a particular loan type we may not have sufficient loss history to develop a reasonable estimate of loss and consider our loss experience for other, similar loan types and may evaluate those losses over a longer period than two years. Additionally, multi-family and commercial real estate loss experience may be adjusted based on the composition of the losses (loan sales, short sales and partial charge-offs). Our evaluation of loss experience factors considers trends in such factors over the prior two years for substantially all of the loan portfolio, with the exception of multi-family and commercial real estate mortgage loans originated after 2010, for which our evaluation includes detailed modeling techniques. These modeling techniques utilize data inputs for each loan in the portfolio, including credit facility terms and performance to date, property details and borrower financial performance data. The model also incorporates real estate market data from an established real estate market database company to forecast future performance of the properties, and includes a loan loss predictive model based on studies of defaulted commercial real estate loans. The model then generates a probability of default, loss given default and ultimately an estimated loss for each loan quarterly over the remaining life of the loan. The appropriate timeframe from which to assign an estimated loss percentage to the pool of loans is assessed by management. We update our historical loss analyses quarterly and evaluate the need to modify our quantitative allowances as a result of our updated charge-off and loss analyses.

We consider qualitative factors with the purpose of assessing the adequacy of the overall allowance for loan losses as well as the allocation of the allowance for loan losses by loan category. The qualitative factors we consider generally include, but are not limited to, changes in (1) lending policies and procedures, (2) economic and business conditions and developments that affect collectibility of our loan portfolio, (3) the nature and volume of our loan portfolio and in the terms of loans, (4) the experience, ability and depth of lending management and other staff, (5) the volume and severity of past due, non-accrual and adversely classified loans, (6) the quality of the loan review system, (7) the value of underlying collateral, (8) the existence or effect of any credit concentrations and (9) external factors such as competition and legal or regulatory requirements. In addition to the nine qualitative factors noted, we also review certain analytical information such as our coverage ratios and peer analysis.

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

As a result of our updated charge-off and loss analyses, we updated certain allowance coverage percentages during each quarter of 2014 to reflect our current estimates of the amount of probable inherent losses in our loan portfolio in determining our general valuation allowances. Based on our evaluation of the composition and size of our loan portfolio, the levels and composition of delinquent and non-performing loans, our loss history, the housing and real estate markets and the current economic environment, we determined that an allowance for loan losses of $111.6 million was appropriate at December 31, 2014, compared to $139.0 million at December 31, 2013. The provision for loan losses credited to operations totaled $9.5 million for the year ended December 31, 2014.

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

For additional information regarding our allowance for loan losses, see “Provision for Loan Losses (Credited) Charged to Operations” and “Asset Quality.”

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

At December 31, 2014, our MSR had a carrying value of $11.4 million, net of a valuation allowance of $2.7 million, which approximated the estimated fair value based on expected future cash flows considering a weighted average discount rate of 9.48%, a weighted average constant prepayment rate on mortgages of 12.35% and a weighted average life of 5.7 years. At December 31, 2013, our MSR had a carrying value of $12.8 million, net of a valuation allowance of $2.8 million, which approximated the estimated fair value based on expected future cash flows considering a weighted average discount rate of 9.45%, a weighted average constant prepayment rate on mortgages of 10.52% and a weighted average life of 6.3 years.

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

At December 31, 2014, the carrying amount of our goodwill totaled $185.2 million. As of September 30, 2014, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

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

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer. GSE issuance mortgage-backed securities comprised 91% of our securities portfolio at December 31, 2014. Non-GSE issuance mortgage-backed securities at December 31, 2014 comprised less than 1% of our securities portfolio and had an amortized cost of $7.6 million, with 67% classified as available-for-sale and 33% classified as held-to-maturity. Substantially all of our non-GSE issuance securities are investment grade securities and have performed similarly to our GSE issuance securities. Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices. The balance of our securities portfolio is primarily comprised of debt securities issued by GSEs.

The fair value of our securities portfolio is primarily impacted by changes in interest rates. We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of OTTI considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes. At December 31, 2014, we held 80 securities with an estimated fair value totaling $1.16 billion which had an unrealized loss totaling $23.6 million . Of the securities in an unrealized loss position at December 31, 2014, $892.2 million, with an unrealized loss of $22.1 million, have been in a continuous unrealized loss position for twelve months or longer. At December 31, 2014, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

Income Taxes

Our provision for income tax expense is based on our income, statutory tax rates and other provisions of tax law applicable to us in various jurisdictions. We file income tax returns in the United States federal jurisdiction and in NYS and New York City jurisdictions, as well as various other state jurisdictions in which we do business. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws to our business activities, as well as the timing of when certain items may affect taxable income. Our interpretations may be subject to review during examination by taxing authorities and disputes may arise over our tax positions. We attempt to resolve these disputes during the tax examination and audit process and ultimately through the court systems when applicable. Changes to our income tax estimates can occur due to changes in tax rates, implementation of new business strategies, resolution of matters with taxing authorities regarding previously taken tax positions and newly enacted statutory, judicial and regulatory guidance. Such changes could affect the amount of our provision for income taxes and could be material to our financial condition or results of operations.

Our income tax expense consists of income taxes that are currently payable and deferred income taxes. We also maintain a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty and evaluate each of our tax positions and strategies to determine whether the reserve continues to be appropriate. Accruals of interest and penalties related to unrecognized tax benefits are recognized in income tax expense. Our current income tax expense approximates taxes to be paid or refunded for the current period. Our deferred income tax expense results from changes in our deferred tax assets and liabilities between periods. Deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and net operating loss carryforwards. We assess our deferred tax assets and establish a valuation allowance if realization of a deferred tax asset is not considered to be more likely than not. We evaluate the recoverability of these future tax deductions by assessing the adequacy of expected taxable income from all sources, including taxable income in carryback years, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of taxable income rely heavily on estimates and we use our historical experience and our short- and long-range business forecasts in making such estimates. As of December 31, 2014, we have recorded deferred tax assets, net of deferred tax liabilities and, at December 31, 2014 net of a valuation allowance of $7.2 million, of $103.5 million at December 31, 2014 and $89.6 million at December 31, 2013. We believe that our historical and future results of operations, and tax planning strategies which could be employed, will more likely than not generate sufficient taxable income to enable us to realize our net deferred tax assets. If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we would adjust our valuation allowances in the period that our change in judgment occurs and record a corresponding increase or charge to income.

Pension Benefits and Other Postretirement Benefit Plans

Astoria Bank has a qualified, non-contributory defined benefit pension plan covering employees meeting specified eligibility criteria. Astoria Bank’s policy is to fund pension costs in accordance with the minimum funding requirement. In addition, Astoria Bank has non-qualified and unfunded supplemental retirement plans covering certain officers and directors. Effective April 30, 2012, the Astoria Bank Employees’ Pension Plan, Astoria Bank Excess Benefit Plan, Astoria Bank Supplemental Benefit Plan and Astoria Bank Directors’ Retirement Plan were amended to, among other things, change the manner in which benefits were computed for service through April 30, 2012 and to suspend accrual of additional benefits for all of the aforementioned plans effective April 30, 2012. We also sponsor a health care plan that provides for postretirement medical and dental coverage to select individuals.

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

For further information on the actuarial assumptions used for our pension benefits and other postretirement benefit plans, see Note 13 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. As mortgage interest rates increase, customers’ refinance activities tend to decelerate causing the cash flow from both our mortgage loan portfolio and our mortgage-backed securities portfolio to decrease. When mortgage rates decrease, the opposite tends to occur. Principal payments on loans and securities totaled $2.37 billion for the year ended December 31, 2014 and $4.09 billion for the year ended December 31, 2013. The decrease in loan and securities repayments for the year ended December 31, 2014, compared to the year ended December 31, 2013, was primarily due to decreases in residential mortgage loan and securities repayments. As longer-term interest rates moved higher in 2013, and as the balance in our residential mortgage loan portfolio continued to decline, we began to experience a reduction in the levels of residential mortgage loan prepayments near the end of the 2013 third quarter which continued into 2014.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $134.1 million for the year ended December 31, 2014 and $232.7 million for the year ended December 31, 2013. Deposits decreased $350.4 million during the year ended December 31, 2014 and decreased $588.6 million during the year ended December 31, 2013 due to decreases in certificates of deposit, partially offset by net increases in core deposits. During the years ended December 31, 2014 and 2013, we continued to allow high cost certificates of deposit to run off. Total deposits included business deposits of $930.5 million at December 31, 2014, an increase of 43% since December 31, 2013, reflecting the expansion of our business banking operations, a component of the strategic shift in our balance sheet, which included enhanced marketing efforts and the addition of two branches in 2014. At December 31, 2014, core deposits represented 72% of total deposits, up from 67% at December 31, 2013. This reflects our efforts to reposition the liability mix of our balance sheet, reducing high cost certificates of deposit and increasing low cost core deposits. Net borrowings increased $50.5 million during the year ended December 31, 2014 and decreased $236.3 million during the year ended December 31, 2013. The increase in net borrowings during the year ended December 31, 2014 was due to an increase in federal funds purchased, partially offset by a decrease in FHLB-NY advances. During the 2014 third quarter we reduced our borrowing levels, funded primarily by the proceeds from the sale of non-performing residential mortgage loans in the 2014 third quarter. However, borrowings increased in the 2014 fourth quarter to fund asset growth. The decrease in net borrowings during the year ended December 31, 2013 was due to a decrease in FHLB-NY advances and the prepayment of our junior subordinated debentures, partially offset by our use of short-term federal funds purchased in 2013.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities. Gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2014 declined to $1.64 billion, compared to $2.55 billion during the year ended December 31, 2013, reflecting declines in both residential and multi-family and commercial real estate mortgage loan production. Residential mortgage loan originations and purchases for portfolio totaled $455.9 million during the year ended December 31, 2014, of which $261.7 million were originations and $194.2 million were purchases of individual residential mortgage loans through our third party loan origination program, compared to $996.0 million during the year ended December 31, 2013, of which $592.5 million were originations and $403.5 million were purchases. Residential mortgage loan origination and purchase volume for portfolio has been negatively affected for an extended period of time by the historic low interest rates for 30 year fixed rate conforming mortgage loans and the expanded conforming loan limits established by the GSEs resulting in more borrowers opting for 30 year fixed rate conforming mortgage loans, which we generally do not retain for our portfolio, and a reduced demand for the hybrid ARM loan product that we retain for our portfolio. Multi-family and commercial real estate loan originations totaled $1.19 billion during the year ended December 31, 2014, compared to $1.55 billion during the year ended December 31, 2013. An increase in interest rates during the latter half of 2013 somewhat tempered multi-family and commercial real estate lending demand in 2014. In addition, throughout 2014, increasing competition in this area has resulted in some competitor institutions offering rates and/or product terms at levels which we have chosen not to offer and which we believe do not fit our current risk tolerance. Purchases of securities totaled $655.8 million during the year ended December 31, 2014 and $1.07 billion during the year ended December 31, 2013.

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

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks totaled $143.2 million at December 31, 2014 and $122.0 million at December 31, 2013. At December 31, 2014, we had $1.44 billion of borrowings with a weighted average interest rate of 0.49% maturing over the next twelve months. We have the flexibility to either repay or rollover these borrowings as they mature. Included in our borrowings are various obligations which, by their terms, may be called by the counterparty. At December 31, 2014, we had $1.95 billion of callable borrowings, of which $900.0 million were contractually callable by the counterparty within twelve months and on a quarterly basis thereafter. We believe the potential for these borrowings to be called does not present a liquidity concern as they have above current market coupons and, as such, are not likely to be called absent a significant increase in market interest rates. In addition, to the extent such borrowings were to be called, we believe we can readily obtain replacement funding, although such funding may be at higher rates. At December 31, 2014, FHLB-NY advances totaled $2.38 billion, or 57% of total borrowings. We do not believe any of our borrowing counterparty concentrations represent a material risk to our liquidity. In addition, we had $1.58 billion in certificates of deposit at December 31, 2014 with a weighted average interest rate of 1.44% maturing over the next twelve months. We believe we have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average interest rates at December 31, 2014.

	Borrowings			Certificates of Deposit
			Weighted Average Rate		Weighted Average Rate

(Dollars in Millions)	Amount			Amount
Contractual Maturity:
2015	$1,439		0.49%	$1,578	1.44%
2016	550		1.12	552	1.78
2017	250		5.00	278	1.09
2018	200	(1)	3.03	101	1.10
2019	600	(1)	3.73	186	1.50
2020 and thereafter	1,150	(2)	3.54	1	1.70
Total	$4,189		2.26%	$2,696	1.47%

(1)	Callable by the counterparty within the next twelve months and on a quarterly basis thereafter.

(2)
Includes $100.0 million of borrowings, with a weighted average interest rate of 4.05%, which are callable by the counterparty within the next twelve months and on a quarterly basis thereafter, $100.0 million of borrowings, with an interest rate of 3.66%, which are callable by the counterparty in 2016 and $950.0 million of borrowings, with a weighted average interest rate of 3.47%, which are callable by the counterparty in 2017.

Through the Federal Reserve Bank of New York discount window we have the ability to borrow additional funds should the need arise on a short-term basis, primarily overnight. Our borrowing capacity through the discount window totaled approximately $350.0 million at December 31, 2014. In order to have the ability to borrow through the discount window, the Federal Reserve Bank of New York requires that collateral is pledged. In accordance with such requirements, at December 31, 2014, we had pledged as collateral with the Federal Reserve Bank of New York securities with an amortized cost of $102.1 million and commercial real estate mortgage loans with an unpaid principal balance of $601.2 million. We view the discount window as a secondary source of liquidity and, during 2014 and 2013, we did not utilize this source.

Additional sources of liquidity at the holding company level have included public and private issuances of debt and equity securities into the capital markets. We have an automatic shelf registration statement on Form S-3 on file with the SEC, which allows us to periodically offer and sell, from time to time, in one or more offerings, individually or in any combination, common stock, preferred stock, depositary shares, senior notes, warrants to purchase common stock or preferred stock and units consisting of one or more of the foregoing. This shelf registration statement provides us with greater capital management flexibility and enables us to more readily access the capital markets in order to pursue growth opportunities that may become available to us in the future or should there be any changes in the regulatory environment that call for increased capital requirements. Although the shelf registration statement does not limit the amount of the foregoing items that we may offer and sell, our ability and any decision to do so is subject to market conditions and our capital needs. Our ability to continue to access the capital markets for additional financing at favorable terms may be limited by, among other things, market conditions, interest rates, our capital levels, Astoria Bank’s ability to pay dividends to Astoria Financial Corporation, our credit profile and ratings and our business model.

We have outstanding $250.0 million of 5.00% senior unsecured notes included in other borrowings which mature on June 19, 2017. The terms of these notes restrict our ability to sell, transfer or pledge as collateral the shares of Astoria Bank and restrict our ability to permit Astoria Bank to issue additional shares of voting stock, unless, in either case, we will continue to own at least 80% of Astoria Bank’s voting stock. Such terms also restrict our ability to permit Astoria Bank to merge or consolidate with any person or sell or transfer all or substantially all of the assets of Astoria Bank to another person unless, in either case, such other person is Astoria Financial Corporation or we will own at least 80% of the voting stock of such other person. We may redeem all or part of these notes at any time, subject to a 30 day minimum notice requirement, at par together with accrued and unpaid interest to the redemption date. For further discussion of our debt obligations, see Note 7 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

We also have outstanding 5,400,000 depositary shares, each representing a 1/40th interest in a share of our 6.50% Non-Cumulative Perpetual Preferred Stock, Series C, $1.00 par value per share, $1,000 liquidation preference per share (equivalent to $25 per depositary share). We issued 135,000 shares of the Series C Preferred Stock in connection with the sale of the depositary shares in a registered public offering in 2013. The aggregate proceeds from the offering, net of underwriting discounts and other issuance costs, were approximately $129.8 million. The Series C Preferred Stock, and corresponding depositary shares, may be redeemed at our option, in whole or in part, on April 15, 2018, or on any dividend payment date occurring thereafter, at a redemption price of $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends (without accumulation of any undeclared dividends). The Series C Preferred Stock may also be redeemed in whole, but not in part, at any time upon the occurrence of a “regulatory capital treatment event,” as defined in the certificate of designations included in the registration statement on Form 8-A filed with the SEC on March 19, 2013. The holders of the Series C Preferred Stock, and the corresponding depositary shares, do not have the right to require the redemption or repurchase of the Series C Preferred Stock. Dividends are payable on the Series C Preferred Stock when, as and if declared by our Board of Directors, on a non-cumulative basis quarterly in arrears on January 15, April 15, July 15 and October 15 of each year at an annual rate of 6.50% on the liquidation preference of $1,000 per share. No dividend shall be declared, paid, or set aside for payment on our common stock unless the full dividends for the most recently completed dividend period have been declared and paid on our Series C Preferred Stock.

On January 7, 2014, we adopted the Stock Purchase Plan and terminated the previously existing plan. The Stock Purchase Plan allows our shareholders to automatically reinvest the cash dividend paid on all or a portion of their shares of our common stock into additional shares of our common stock and make optional cash purchases, up to $10,000 per month, of additional shares of our common stock, unless we grant a waiver permitting a higher amount of optional cash purchases. Shares of common stock may be purchased either directly from us from authorized but unissued shares or from treasury shares, or on the open market. We have registered 1,500,000 shares of our common stock under the Securities Act for offer and sale from time to time pursuant to the Stock Purchase Plan. During the year ended December 31, 2014, 615,340 shares of our common stock were purchased pursuant to the Stock Purchase Plan directly from us from treasury shares for net proceeds totaling $8.1 million.

Astoria Financial Corporation’s primary uses of funds include payment of dividends on common and preferred stock and payment of interest on its debt obligations. During the year ended December 31, 2014, Astoria Financial Corporation paid dividends on common and preferred stock totaling $24.6 million and paid interest on its debt obligations totaling $12.5 million. On December 17, 2014, our Board of Directors declared a quarterly cash dividend on the Series C Preferred Stock aggregating $2.2 million, or $16.25 per share, for the quarterly period from October 15, 2014 through and including January 14, 2015, which was paid on January 15, 2015 to stockholders of record as of December 31, 2014. On January 26, 2015, our Board of Directors declared a quarterly cash dividend of $0.04 per share on shares of our common stock payable on March 2, 2015 to stockholders of record as of February 17, 2015.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Bank. During 2014, Astoria Bank paid dividends to Astoria Financial Corporation totaling $39.4 million. Since Astoria Bank is a federally chartered savings association, there are regulatory limits on its ability to make distributions to Astoria Financial Corporation. During 2014, Astoria Bank was required to, and did, notify the OCC of its intent to pay dividends, to which the OCC did not object. Astoria Bank must also provide notice to the FRB at least 30 days prior to declaring a dividend. For further discussion of limitations on capital distributions from Astoria Bank, see Item 1, “Business - Regulation and Supervision.”

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At December 31, 2014, our tangible common equity ratio, which represents common stockholders’ equity less goodwill divided by total assets less goodwill, was 8.19%. At December 31, 2014, Astoria Bank’s capital levels exceeded all of its regulatory capital requirements with a Tangible capital ratio of 10.62%, Tier 1 leverage capital ratio of 10.62%, Total risk-based capital ratio of 18.76% and Tier 1 risk-based capital ratio of 17.55%. As of December 31, 2014, Astoria Bank’s capital ratios continue to be above the minimum levels required to be considered well capitalized for bank regulatory purposes.

In July 2013, pursuant to the Reform Act, the Agencies issued the Final Capital Rules that subjected many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements effective January 1, 2015. The rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards. For a more detailed description of these rules, see Item 1, “Business - Regulation and Supervision - Capital Requirements.” For additional information, see also Item 1A, “Risk Factors.”

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

We also have commitments to fund loans held-for-sale and commitments to sell loans in connection with our mortgage banking activities which are considered derivative financial instruments.  Commitments to sell loans totaled $20.9 million at December 31, 2014 and represent obligations to sell residential mortgage loans either servicing retained or servicing released on a mandatory delivery or best efforts basis.  We enter into commitments to sell loans as an economic hedge against our pipeline of conforming fixed rate loans which we originate primarily for sale into the secondary market.  The fair values of our mortgage banking derivative financial instruments are immaterial to our financial condition and results of operations.

In addition to our lending commitments, we have contractual obligations related to operating lease commitments.  Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes.

The following table details our contractual obligations at December 31, 2014.

	Payments Due by Period
(In Thousands)	Total	Less than One Year	Over One to Three Years	Over Three to Five Years	More than Five Years

On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$3,050,000	$300,000	$800,000	$800,000	$1,150,000
Off-balance sheet contractual obligations:
Minimum rental payments due under non-cancelable operating leases	90,251	12,323	23,205	18,132	36,591
Commitments to originate and purchase loans (1)	413,740	413,740	—	—	—
Commitments to fund unused lines of credit (2)	165,403	165,403	—	—	—
Total	$3,719,394	$891,466	$823,205	$818,132	$1,186,591

(1)	Includes commitments to originate loans held-for-sale of $14.8 million.

(2)	Includes commitments to fund home equity lines of credit of $66.5 million, commercial and industrial lines of credit of $64.1 million and other consumer lines of credit of $34.8 million.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions which are not included in the table above as the amounts and timing of their resolution cannot be estimated. For further information regarding these liabilities, see Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”  Similarly, an obligation of $15.0 million as of December 31, 2014 related to a limited partnership affordable housing investment is not included in the table above as the timing of the related capital calls cannot be estimated.

We also have contingent liabilities related to assets sold with recourse and standby letters of credit.  We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market.  Generally the loans we sell in the secondary market are subject to recourse for fraud and adherence to underwriting or quality control guidelines.  We were not required to repurchase any loans during 2014 as a result of these recourse provisions.  The principal balance of loans sold in the secondary market with recourse provisions in addition to fraud and adherence to underwriting or quality control guidelines amounted to $355.0 million at December 31, 2014.  We estimate the liability for such loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse.  The carrying amount of this liability was immaterial at December 31, 2014.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  The guarantees generally extend for a term of up to one year and are fully collateralized.  For each guarantee issued, if the customer defaults on a payment or performance to the third party, we would have to perform under the guarantee.  Outstanding standby letters of credit totaled $1.2 million at December 31, 2014.

On July 31, 2014, we completed a bulk sale transaction of certain non-performing residential mortgage loans that had a carrying value of $173.7 million. On September 12, 2014, we completed a second sale transaction, with the same counterparty as the bulk sale transaction, in which we sold additional non-performing residential mortgage loans with a carrying value of $4.0 million. The loan sale agreements governing the sale transactions contain usual and customary indemnification provisions protecting the purchaser from breaches of our representations, warranties and covenants. The indemnification protection expires 180 days after the closing. In addition, the loan sale agreements contain customary provisions obligating us to cure certain document deficiencies with respect to the loans that the purchaser identified to us prior to the closing. We have agreed that if we are unable to cure such deficiencies within 90 days after the closing or if we receive a valid indemnification claim with respect to a loan within 180 days after the closing, we will negotiate an adjustment to the purchase price for such loans, or, if we prefer, repurchase such loans. There were no adjustments to the purchase price for such loans or repurchases during 2014. The indemnification and document cure provisions are not expected to have a material impact on our liquidity, financial condition or results of operations.

See Note 9 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for additional information regarding our commitments and contingent liabilities.

Comparison of Financial Condition and Operating Results for the Years Ended December 31, 2014 and 2013

Financial Condition

Total assets decreased $153.7 million to $15.64 billion at December 31, 2014, from $15.79 billion at December 31, 2013, primarily reflecting a decrease in our residential mortgage loan portfolio which was partially offset by increases in our multi-family and commercial real estate mortgage loan portfolio and our securities portfolio.

Loans receivable decreased $484.6 million to $11.96 billion at December 31, 2014, from $12.44 billion at December 31, 2013, and represented 76% of total assets at December 31, 2014. The growth in our multi-family and commercial real estate mortgage loan portfolio was more than offset by the decline in our residential mortgage loan portfolio resulting in a net decline of $486.3 million in our total mortgage loan portfolio to $11.66 billion at December 31, 2014, compared to $12.15 billion at December 31, 2013. At December 31, 2014, our residential mortgage loan portfolio represented 58% of our total loan portfolio, down from 65% at December 31, 2013, and our combined multi-family and commercial real estate mortgage loan portfolio represented 40% of our total loan portfolio, up from 33% at December 31, 2013. This reflects our continued focus on repositioning the asset mix of our balance sheet. Gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2014 declined to $1.64 billion, compared to $2.55 billion during the year ended December 31, 2013, reflecting declines in both residential and multi-family and commercial real estate mortgage loan production. Mortgage loan repayments decreased to $1.89 billion for the year ended December 31, 2014, compared to $3.20 billion for the year ended December 31, 2013, primarily due to a decline in residential mortgage loan prepayments.

Our residential mortgage loan portfolio decreased $1.16 billion to $6.87 billion at December 31, 2014, from $8.04 billion at December 31, 2013. Residential mortgage loan repayments declined during 2014, compared to 2013, but continued to outpace our origination and purchase volume during the year ended December 31, 2014, resulting in a decline in the portfolio. Contributing to the decline in our residential mortgage loan portfolio during 2014 was the sale of loans, representing a significant portion of our non-performing residential mortgage loans, completed in the 2014 third quarter. Residential mortgage loan originations and purchases for portfolio totaled $455.9 million for the year ended December 31, 2014, of which $261.7 million were originations and $194.2 million were purchases, compared to $996.0 million for the year ended December 31, 2013, of which $592.5 million were originations and $403.5 million were purchases. During the year ended December 31, 2014, the loan-to-value ratio of our residential mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 69% and the loan amount averaged approximately $580,000.

Our multi-family mortgage loan portfolio increased $616.6 million to $3.91 billion at December 31, 2014, from $3.30 billion at December 31, 2013, and represented 33% of our total loan portfolio at December 31, 2014. Our commercial real estate mortgage loan portfolio increased $60.8 million to $873.8 million at December 31, 2014, from $813.0 million at December 31, 2013, and represented 7% of our total loan portfolio at December 31, 2014. These increases reflected our continued commitment to grow these portfolios while operating in a very competitive lending environment. Multi-family and commercial real estate loan originations totaled $1.19 billion during the year ended December 31, 2014, compared to $1.55 billion during the year ended December 31, 2013. During the year ended December 31, 2014, our multi-family and commercial real estate mortgage loan originations reflected loan balances averaging approximately $2.6 million with a weighted average loan-to-value ratio, at the time of origination, of approximately 51% and a weighted average debt service coverage ratio of approximately 1.64.

Our securities portfolio increased $266.9 million to $2.52 billion at December 31, 2014, from $2.25 billion at December 31, 2013, and represented 16% of total assets at December 31, 2014. This increase reflected purchases totaling $655.8 million which were in excess of repayments of $379.6 million and sales of $14.3 million during the year ended December 31, 2014. At December 31, 2014, our securities portfolio was comprised primarily of fixed rate

REMIC and CMO securities which had an amortized cost totaling $2.00 billion, a weighted average current coupon of 2.88%, a weighted average collateral coupon of 4.22% and a weighted average life of 3.9 years.

Total liabilities declined $214.3 million to $14.06 billion at December 31, 2014, from $14.27 billion at December 31, 2013, primarily due to a decline in deposits, partially offset by increases in accrued expenses and other liabilities, primarily related to pension plans and other post retirement benefits, and borrowings, net. Deposits totaled $9.50 billion at December 31, 2014, or 68% of total liabilities, a decline of $350.4 million compared to $9.86 billion at December 31, 2013. The decrease in deposits reflected a decline of $596.3 million in certificates of deposit, partially offset by a net increase of $245.9 million in core deposits. At December 31, 2014, core deposits totaled $6.81 billion and represented 72% of total deposits, up from 67% at December 31, 2013. This reflected our efforts to reposition the liability mix of our balance sheet. The net increase in core deposits at December 31, 2014, compared to December 31, 2013, reflected increases in money market and NOW and demand deposit accounts, partially offset by a decline in savings accounts. Money market accounts increased $401.3 million since December 31, 2013 to $2.37 billion at December 31, 2014. NOW and demand deposit accounts increased $101.3 million since December 31, 2013 to $2.20 billion at December 31, 2014. Savings accounts decreased $256.7 million since December 31, 2013 to $2.24 billion at December 31, 2014. The net increase in core deposits during the year ended December 31, 2014 appears to reflect customer preference for the liquidity these types of deposits provide, as well as our efforts to expand our business banking customer base, which included enhanced marketing efforts and the addition of two branches in 2014. At December 31, 2014, total deposits included $930.5 million of business deposits, substantially all of which were core deposits, an increase of 43% since December 31, 2013.

Stockholders' equity increased $60.6 million to $1.58 billion at December 31, 2014, from $1.52 billion at December 31, 2013. The increase in stockholders’ equity was primarily due to the net income of $95.9 million, stock based compensation of $8.7 million and capital raised through our Stock Purchase Plan of $8.1 million, partially offset by an increase in accumulated other comprehensive loss of $27.7 million and dividends on common and preferred stock totaling $24.6 million. The increase in accumulated other comprehensive loss was primarily due to declines in the discount rates used to calculate the present value of our benefit obligations for our defined benefit pension and other postretirement benefit plans at December 31, 2014, compared to December 31, 2013, which resulted in an increase in the unfunded status of the plans.

Results of Operations

General

Net income available to common shareholders for the year ended December 31, 2014 increased $27.7 million to $87.1 million, compared to $59.4 million for the year ended December 31, 2013. The increase was largely due to a provision for loan losses credited to operations of $9.5 million for 2014 compared to a provision for loans losses charged to operations of $19.6 million for 2013, coupled with a reduction in income tax expense for 2014 compared to 2013. The reduction in income tax expense was primarily attributable to the impact of the NYS income tax legislation enacted on March 31, 2014 which resulted in a reduction in income tax expense of $15.7 million. Lower non-interest income for 2014, compared to 2013, partially offset these increases. Diluted earnings per common share, or EPS, increased to $0.88 per common share for the year ended December 31, 2014, compared to $0.60 per common share for the year ended December 31, 2013. Return on average assets increased to 0.61% for the year ended December 31, 2014, compared to 0.41% for the year ended December 31, 2013, due to the increase in net income, coupled with a decline in average assets. Return on average common stockholders’ equity increased to 6.06% for the year ended December 31, 2014, compared to 4.50% for the year ended December 31, 2013. Return on average tangible common stockholders’ equity, which represents average common stockholders’ equity less average goodwill, increased to 6.96% for the year ended December 31, 2014, compared to 5.23% for the year ended December 31, 2013. The increases in the returns on average common stockholders’ equity and average tangible common stockholders’ equity for the year ended December 31, 2014, compared to the year ended December 31, 2013, were due to the increase in net income available to common shareholders, partially offset by an increase in average common stockholders’ equity.

As indicated above, our results of operations for the year ended December 31, 2014 included a reduction in income tax expense of $15.7 million related to the NYS income tax legislation. For the year ended December 31, 2014, this reduction in income tax expense increased diluted EPS by $0.16 per common share, return on average common stockholders’ equity by 109 basis points, return on average tangible common stockholders’ equity by 126 basis points and return on average assets by 10 basis points. See “Income Tax Expense” below for further discussion of the impact of the NYS income tax legislation.

Income and expense and related financial ratios adjusted to exclude the effect of the aforementioned change in income tax legislation represent non-GAAP financial measures which we believe provide investors with a meaningful comparison for effectively evaluating our operating results. Non-GAAP financial ratios are calculated by substituting non-GAAP net income, non-GAAP net income available to common shareholders and non-GAAP income tax expense for net income, net income available to common shareholders and income tax expense in the corresponding calculation.

The following table provides a reconciliation between the non-GAAP financial measures to the comparable GAAP measures as reported in our consolidated statement of income for the year ended December 31, 2014 and related financial ratios.

(In Thousands, Except Per Share Data)	As Reported	Effect of Change in Tax Legislation	Non-GAAP
Income before income tax expense	$122,195	$—	$122,195
Income tax expense	26,279	15,709	41,988
Net income	95,916	(15,709)	80,207
Preferred stock dividends	8,775	—	8,775
Net income available to common shareholders	$87,141	$(15,709)	$71,432
Basic and diluted earnings per common share	$0.88	$(0.16)	$0.72
Return on average:
Common stockholders’ equity	6.06%	(1.09)%	4.97%
Tangible common stockholders’ equity	6.96	(1.26)	5.70
Assets	0.61	(0.10)	0.51
Effective tax rate	21.51	12.85	34.36

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

Net interest income totaled $342.3 million for the year ended December 31, 2014, a slight increase compared to $341.9 million for the year ended December 31, 2013. During 2014, we continued to see the benefit of the restructuring of borrowings which occurred primarily in the 2013 second quarter and the prepayment of our junior subordinated debentures in the 2013 second quarter, resulting in a significant reduction in interest expense on borrowings in 2014 compared to 2013. This reduction in interest expense on borrowings, coupled with increases in interest earned on our multi-family and commercial real estate mortgage loan portfolio and our securities portfolio and a decline in interest expense on certificates of deposit, outpaced the decline in interest earned on our residential mortgage loan portfolio, resulting in the slight increase in net interest income for 2014, compared to 2013. The continued low interest rate environment, coupled with the changing mix of our interest-earning assets and interest-bearing liabilities and the 2013 restructuring of borrowings and prepayment of the junior subordinated debentures, has resulted in the average cost of interest-bearing liabilities declining more than the average yield on interest-earning assets for the year ended December 31, 2014, compared to the year ended December 31, 2013, resulting in improvements in both our net interest rate spread and our net interest margin. The net interest rate spread increased eight basis points to 2.25% for the year ended December 31, 2014, from 2.17% for the year ended December 31, 2013. The net interest margin increased seven basis points to 2.32% for the year ended December 31, 2014, from 2.25% for the year ended December 31, 2013. The average balance of net interest-earning assets increased $126.0 million to $1.04 billion for the year ended December 31, 2014, compared to $915.1 million for the year ended December 31, 2013.

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

	For the Year Ended December 31,
	2014			2013				2012
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$7,509,317	$241,417	3.21%	$8,810,950		$289,790	3.29%	$10,464,169		$372,478	3.56%
Multi-family and commercial real estate	4,401,493	178,795	4.06	3,680,551		163,352	4.44	2,739,095		149,694	5.47
Consumer and other loans (1)	241,556	8,532	3.53	253,465		8,797	3.47	273,907		9,258	3.38
Total loans	12,152,366	428,744	3.53	12,744,966		461,939	3.62	13,477,171		531,430	3.94
Mortgage-backed and other securities (2)	2,342,486	57,065	2.44	2,211,700		49,563	2.24	2,312,270		61,757	2.67
Repurchase agreements and interest-earning cash accounts	107,977	321	0.30	95,892		263	0.27	142,745		338	0.24
FHLB-NY stock	142,782	6,220	4.36	154,478		6,665	4.31	164,707		6,984	4.24
Total interest-earning assets	14,745,611	492,350	3.34	15,207,036		518,430	3.41	16,096,893		600,509	3.73
Goodwill	185,151			185,151				185,151
Other non-interest-earning assets	682,583			748,080				824,481
Total assets	$15,613,345			$16,140,267				$17,106,525
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,364,679	1,182	0.05	$2,659,433		1,329	0.05	$2,818,440		4,437	0.16
Money market	2,187,718	5,527	0.25	1,824,729		5,646	0.31	1,318,943		8,944	0.68
NOW and demand deposit	2,134,277	706	0.03	2,094,245		691	0.03	1,933,156		978	0.05
Total core deposits	6,686,674	7,415	0.11	6,578,407		7,666	0.12	6,070,539		14,359	0.24
Certificates of deposit	2,959,631	43,940	1.48	3,598,297		54,951	1.53	4,702,693		83,662	1.78
Total deposits	9,646,305	51,355	0.53	10,176,704		62,617	0.62	10,773,232		98,021	0.91
Borrowings	4,058,192	98,707	2.43	4,115,259		113,911	2.77	4,624,841		154,219	3.33
Total interest-bearing liabilities	13,704,497	150,062	1.09	14,291,963		176,528	1.24	15,398,073		252,240	1.64
Non-interest-bearing liabilities	341,246			428,920				430,466
Total liabilities	14,045,743			14,720,883				15,828,539
Stockholders’ equity	1,567,602			1,419,384				1,277,986
Total liabilities and stockholders’ equity	$15,613,345			$16,140,267				$17,106,525

Net interest income/ net interest rate spread (3)		$342,288	2.25%			$341,902	2.17%			$348,269	2.09%

Net interest-earning assets/ net interest margin (4)	$1,041,114		2.32%	$915,073			2.25%	$698,820			2.16%

Ratio of interest-earning assets to interest-bearing liabilities	1.08x			1.06	x			1.05	x

_______________________________

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Increase (Decrease) for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013			Increase (Decrease) for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
Residential	$(41,536)	$(6,837)	$(48,373)	$(55,869)	$(26,819)	$(82,688)
Multi-family and commercial real estate	30,214	(14,771)	15,443	45,278	(31,620)	13,658
Consumer and other loans	(416)	151	(265)	(704)	243	(461)
Mortgage-backed and other securities	2,989	4,513	7,502	(2,593)	(9,601)	(12,194)
Repurchase agreements and interest-earning cash accounts	31	27	58	(116)	41	(75)
FHLB-NY stock	(520)	75	(445)	(434)	115	(319)
Total	(9,238)	(16,842)	(26,080)	(14,438)	(67,641)	(82,079)
Interest-bearing liabilities:
Savings	(147)	—	(147)	(235)	(2,873)	(3,108)
Money market	1,049	(1,168)	(119)	2,671	(5,969)	(3,298)
NOW and demand deposit	15	—	15	84	(371)	(287)
Certificates of deposit	(9,299)	(1,712)	(11,011)	(17,966)	(10,745)	(28,711)
Borrowings	(1,544)	(13,660)	(15,204)	(15,956)	(24,352)	(40,308)
Total	(9,926)	(16,540)	(26,466)	(31,402)	(44,310)	(75,712)
Net change in net interest income	$688	$(302)	$386	$16,964	$(23,331)	$(6,367)

Interest Income

Interest income decreased $26.0 million to $492.4 million for the year ended December 31, 2014, from $518.4 million for the year ended December 31, 2013, due to a decrease in the average yield on interest-earning assets to 3.34% for the year ended December 31, 2014, from 3.41% for the year ended December 31, 2013, coupled with a decrease of $461.4 million in the average balance of interest-earning assets to $14.75 billion for the year ended December 31, 2014, from $15.21 billion for the year ended December 31, 2013. The decrease in the average yield on interest-earning assets was primarily due to lower average yields on mortgage loans, partially offset by an increase in the average yield on mortgage-backed and other securities. The decrease in the average balance of interest-earning assets primarily reflected declines in the average balance of residential mortgage loans, partially offset by increases in the average balances of multi-family and commercial real estate mortgage loans and mortgage-backed and other securities.

Interest income on residential mortgage loans decreased $48.4 million to $241.4 million for the year ended December 31, 2014, from $289.8 million for the year ended December 31, 2013, due to a decrease of $1.30 billion in the average balance of such loans to $7.51 billion for the year ended December 31, 2014, from $8.81 billion for the year ended December 31, 2013, coupled with a decrease in the average yield to 3.21% for the year ended December 31, 2014, from 3.29% for the year ended December 31, 2013. The decrease in the average balance of residential mortgage loans reflected the continued decline in this portfolio as repayments outpaced our originations over the past year and, to a lesser extent, the sale of certain non-performing residential mortgage loans in the 2014 third quarter. The decrease in the average yield was primarily due to new originations at lower interest rates than the rates on loans repaid over the past year and the impact of the downward repricing of our ARM loans, partially offset by a decline in amortization of net premium and deferred loan origination cost. Net premium and deferred loan origination cost amortization decreased $8.5 million to $10.9 million for the year ended December 31, 2014, from $19.4 million for the year ended December 31, 2013.

Interest income on multi-family and commercial real estate mortgage loans increased $15.4 million to $178.8 million for the year ended December 31, 2014, from $163.4 million for the year ended December 31, 2013, due to an increase of $720.9 million in the average balance to $4.40 billion for the year ended December 31, 2014, from $3.68 billion for the year ended December 31, 2013, partially offset by a decrease in the average yield to 4.06% for the year ended December 31, 2014, from 4.44% for the year ended December 31, 2013. The increase in the average balance of multi-family and commercial real estate loans was attributable to the levels of originations of such loans which exceeded repayments over the past year. The decrease in the average yield reflected the lower interest rate environment resulting in new originations at interest rates below the weighted average rate of the portfolio and the interest rates on loans repaid and the downward repricing of our ARM loans, coupled with an increase in competition. Prepayment penalties totaled $6.5 million for the year ended December 31, 2014, essentially unchanged compared to the year ended December 31, 2013.

Interest income on mortgage-backed and other securities increased $7.5 million to $57.1 million for the year ended December 31, 2014, from $49.6 million for the year ended December 31, 2013, due to an increase in the average yield to 2.44% for the year ended December 31, 2014, from 2.24% for the year ended December 31, 2013, coupled with an increase of $130.8 million in the average balance of the portfolio. The increase in the average yield on mortgage-backed and other securities was primarily due to a decline in net premium amortization. Net premium amortization decreased $6.8 million to $8.5 million for the year ended December 31, 2014, from $15.3 million for the year ended December 31, 2013. The increase in the average balance reflected securities purchased over the past year in excess of repayments and sales.

Interest Expense

Interest expense decreased $26.4 million to $150.1 million for the year ended December 31, 2014, from $176.5 million for the year ended December 31, 2013, due to a decrease in the average cost of interest-bearing liabilities to 1.09% for the year ended December 31, 2014, from 1.24% for the year ended December 31, 2013, coupled with a decrease of $587.5 million in the average balance of interest-bearing liabilities to $13.70 billion for the year ended December 31, 2014, from $14.29 billion for the year ended December 31, 2013. The decrease in the average cost of interest-bearing liabilities primarily reflected a decrease in the average cost of borrowings and, to a lesser extent, decreases in the average costs of certificates of deposit and money market accounts. The decrease in the average balance of interest-bearing liabilities was primarily due to a decrease in the average balance of certificates of deposit.

Interest expense on total deposits decreased $11.2 million to $51.4 million for the year ended December 31, 2014, from $62.6 million for the year ended December 31, 2013, primarily due to a decrease in interest expense on certificates of deposit. The average balance of total deposits decreased $530.4 million to $9.65 billion for the year ended December 31, 2014, from $10.18 billion for the year ended December 31, 2013, reflecting declines in the average balances of certificates of deposit and savings accounts, partially offset by increases in the average balance of money market and NOW and demand deposit accounts. The average cost of total deposits decreased to 0.53% for the year ended December 31, 2014, from 0.62% for the year ended December 31, 2013, primarily due to decreases in the average costs of certificates of deposit and money market accounts.

Interest expense on certificates of deposit decreased $11.1 million to $43.9 million for the year ended December 31, 2014, from $55.0 million for the year ended December 31, 2013, due to a decrease of $638.7 million in the average balance to $2.96 billion for the year ended December 31, 2014, from $3.60 billion for the year ended December 31, 2013, coupled with a decrease in the average cost to 1.48% for the year ended December 31, 2014, from 1.53% for the year ended December 31, 2013. The decrease in the average balance of certificates of deposit was primarily the result of our reduced focus on certificates of deposit, reflecting our efforts to reposition the liability mix of our balance sheet to increase our core deposits and reduce certificates of deposit. The decrease in the average cost of certificates of deposit reflected the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates. During the year ended December 31, 2014, $1.96 billion of certificates of deposit with a weighted average interest rate of 0.73% and a weighted average maturity at inception of 18 months matured and $1.32 billion of certificates of deposit were issued or repriced with a weighted average interest rate of 0.31% and a weighted average maturity at inception of 14 months.

Interest expense on borrowings decreased $15.2 million to $98.7 million for the year ended December 31, 2014, from $113.9 million for the year ended December 31, 2013, primarily due to a decrease in the average cost to 2.43% for the year ended December 31, 2014, from 2.77% for the year ended December 31, 2013. The decrease in the average cost of borrowings was primarily the result of the restructuring of $1.35 billion of borrowings and the prepayment of our junior subordinated debentures in 2013 and increased utilization of short-term borrowings, such as federal funds purchased and FHLB-NY advances, in 2014 compared to 2013. During 2013, primarily in the second and third quarters, we restructured $1.35 billion of borrowings which resulted in a reduction of the weighted average interest rate on such borrowings from 4.40% to 3.46% and an extension of terms from a weighted average remaining term at the time of the restructuring of approximately 4 years to approximately 7 years. During 2014, primarily in the fourth quarter, we restructured $600.0 million of borrowings which resulted in a reduction of the weighted average interest rate on such borrowings from 4.19% to 3.73% and an extension of terms from a weighted average remaining term at the time of the restructuring of approximately 2.5 years to approximately 4.5 years.

Provision for Loan Losses (Credited) Charged to Operations

We review our allowance for loan losses on a quarterly basis. Material factors considered during our quarterly review are the composition and size of our loan portfolio, the levels and composition of delinquent and non-performing loans, our loss history and our evaluation of the housing and real estate markets and the current economic environment. We continue to closely monitor the local and national real estate markets and other factors, related to risks inherent in our loan portfolio. We are impacted by both national and regional economic factors with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area. Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging. Interest rates have been at or near historical lows and we expect them to remain low for the near term. Long-term interest rates moved higher during the latter half of 2013 but declined during 2014, with the ten-year U.S. Treasury rate decreasing from 3.03% at the end of December 2013 to 2.17% at the end of December 2014. The national unemployment rate was 5.6% for December 2014, compared to 6.7% for December 2013, and new job growth in 2014 has continued its slow pace. Softness persists in the housing and real estate markets, although the extent of such softness varies from region to region. We believe market conditions remain favorable in the New York metropolitan area with respect to our multi-family mortgage loan origination activities, though increasing competition in this area has resulted in some competitor institutions offering rates and/or product terms at levels which we have chosen not to offer and which we believe do not fit our current risk tolerance.

We recorded a provision for loan losses credited to operations of $9.5 million for the year ended December 31, 2014 , compared to a provision for loan losses charged to operations of $19.6 million for the year ended December 31, 2013. The allowance for loan losses declined to $111.6 million at December 31, 2014, compared to $139.0 million at December 31, 2013. The allowance for loan losses as a percentage of total loans was 0.93% at December 31, 2014, compared to 1.12% at December 31, 2013. The reduction in the allowance for loan losses at December 31, 2014 compared to December 31, 2013, and the provision credited to operations for the year ended December 31, 2014, reflected the results of our quarterly reviews of the adequacy of the allowance for loan losses and included the release of $5.7 million of reserves as of June 30, 2014 which were previously attributable to a pool of non-performing residential mortgage loans designated as held-for-sale discussed below, substantially all of which were sold during the 2014 third quarter. We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the significant reduction in non-performing loans and continued improvement in our loan loss experience, as well as the improved asset quality in our loan portfolio as a result of reductions in the balances of certain loan classes we believe bear higher risk, such as residential interest-only loans and loans originated prior to 2008 and multi-family and commercial real estate mortgage loans originated prior to 2011, the high quality of our loan originations and the contraction of the overall loan portfolio.

At June 30, 2014, we designated a pool of non-performing residential mortgage loans, substantially all of which were 90 days or more past due, as held-for-sale. In connection with the designation of the pool of loans as held-for-sale, we recorded a loan charge-off of $8.7 million against the allowance for loan losses during the 2014 second quarter to write down the pool of loans from its immediately previous aggregate recorded investment of $195.0 million to its estimated fair value at that time of $186.3 million. As a result of our quarterly review of the adequacy of the allowance for loan losses as of June 30, 2014, $5.7 million of reserves previously attributable to this pool of loans was deemed no longer required and was credited to the provision for loan losses as a reserve release in the 2014 second quarter. During the 2014 third quarter, we completed a bulk sale transaction of substantially all of the non-performing residential mortgage loans held-for-sale. The majority of the remaining loans from the pool designated as held-for-sale as of June 30, 2014 were either foreclosed upon and transferred to REO or were satisfied via short sales or payoffs during the 2014 third quarter with the balance of the loans held-for-sale sold in a second sale transaction, with the same counterparty as the bulk sale transaction, in September 2014. For additional information on the designation of the non-performing residential mortgage loans as held-for-sale as of June 30, 2014 and the 2014 third quarter dispositions of such loans, see "Asset Quality."

Non-performing loans, which are comprised primarily of mortgage loans and exclude loans held-for-sale, totaled $127.8 million, or 1.07% of total loans, at December 31, 2014, up $18.1 million compared to $109.7 million, or 0.91% of total loans, at June 30, 2014 and down $204.2 million compared to $332.0 million, or 2.67% of total loans, at December 31, 2013. The allowance for loan losses as a percentage of non-performing loans was 87.32% at December 31, 2014, compared to 108.09% at June 30, 2014 and 41.87% at December 31, 2013. The increase in non-performing loans and related ratio at December 31, 2014 compared to June 30, 2014 was primarily attributable to an increase in non-performing residential mortgage loans. The decline in non-performing loans and related ratio at December 31, 2014 compared to December 31, 2013 reflects, in large part, the sale of the non-performing residential mortgage loans during the 2014 third quarter discussed above. The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages related to our non-performing loans are generally higher than the allowance coverage percentages related to our performing loans. In evaluating our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral.

Net loan charge-offs totaled $17.9 million, or 15 basis points of average loans outstanding, for the year ended December 31, 2014, compared to $26.1 million, or 20 basis points of average loans outstanding, for the year ended December 31, 2013. Net loan charge-offs for the year ended December 31, 2014 include the aforementioned $8.7 million charge-off related to the designation of the pool of loans as held-for-sale as of June 30, 2014.

When analyzing our asset quality trends and coverage ratios, consideration is given to the accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio. Included in our non-performing loans are residential mortgage loans which are 180 days or more past due for which we update our estimates of collateral values annually. We record a charge-off for the portion of the recorded investment in these loans in excess of the estimated fair value of the underlying collateral less estimated selling costs. Therefore, certain losses inherent in our non-performing residential mortgage loans are being recognized through a charge-off at 180 days past due and annually thereafter. The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans. Therefore, when reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs is considered. Non-performing residential mortgage loans which were 180 days or more past due at December 31, 2014 totaled $23.8 million, net of $2.1 million in charge-offs related to such loans, compared to $7.8 million, net of $2.2 million in charge-offs related to such loans, at June 30, 2014 and $202.7 million, net of $60.6 million in charge-offs related to such loans, at December 31, 2013. The decline since December 31, 2013 was primarily attributable to the aforementioned sale of non-performing residential mortgage loans during the 2014 third quarter.

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio. We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time. Our 2014 fourth quarter analysis of loss severity on residential mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO or a short sale) to the loan’s original principal balance, indicated an average loss severity of approximately 26%, unchanged from our 2014 third quarter analysis and down from approximately 30% in our 2013 fourth quarter analysis. Our analysis in the 2014 fourth quarter involved a review of residential REO sales, short sales and the aforementioned sale of the non-performing residential mortgage loans which occurred during the twelve months ended September 30, 2014 and included both full documentation and reduced documentation loans in a variety of states with varying years of origination. Our 2014 fourth quarter analysis of charge-offs on multi-family and commercial real estate mortgage loans, during the twelve months ended September 30, 2014, which generally related to certain delinquent and non-performing loans transferred to held-for-sale, loans modified in a TDR or loans foreclosed upon and transferred to REO, indicated an average loss severity of approximately 28%, compared to approximately 27% in our 2014 third quarter analysis and approximately 19% in our 2013 fourth quarter analysis. We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses. However, the uniqueness of each multi-family and commercial real estate loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses. We also consider the significant growth in our multi-family and commercial real estate mortgage loan portfolio in evaluating the adequacy of the allowance for loan losses. The ratio of the allowance for loan losses to non-performing loans was approximately 87% at December 31, 2014, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses.

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

During the 2014 first quarter, total delinquent loans decreased $31.3 million since December 31, 2013 and net loan charge-offs decreased compared to the 2013 fourth quarter. The national unemployment rate was 6.7% for March 2014, unchanged compared to December 2013, and there were job gains for the quarter totaling 533,000 at the time of our analysis. We continued to update our charge-off and loss analysis during the 2014 first quarter and updated our allowance coverage percentages accordingly. As a result of these factors, our allowance for loan losses decreased compared to December 31, 2013 and totaled $134.0 million at March 31, 2014 which resulted in a provision for loan losses charged to operations of $1.6 million for the 2014 first quarter. As of June 30, 2014, we designated a pool of non-performing residential mortgage loans as held-for-sale, substantially all of which were 90 days or more past due, which resulted in a significant decline in total delinquent loans remaining in our loan portfolio at June 30, 2014 compared to March 31, 2014. Net loan charge-offs were higher in the 2014 second quarter compared to the 2014 first quarter, primarily due to the loan charge-off recorded in the second quarter in connection with designating the aforementioned pool of loans as held-for-sale. The national unemployment rate decreased to 6.1% for June 2014 and job gains in the 2014 second quarter totaled 816,000 at the time of our analysis. We continued to update our charge-off and loss analysis during the 2014 second quarter and updated our allowance coverage percentages accordingly. As a result of these factors, our allowance for loan losses decreased compared to March 31, 2014 and totaled $118.6 million at June 30, 2014 which resulted in a provision for loan losses credited to operations of $5.7 million for the 2014 second quarter and $4.1 million for the six months ended June 30, 2014. During the 2014 third quarter, total delinquent loans decreased $8.5 million since June 30, 2014. The national unemployment rate decreased to 5.9% for September 2014 and there were job gains for the quarter totaling 671,000 at the time of our analysis. Net loan charge-offs decreased for the 2014 third quarter compared to the 2014 second quarter, which had included the loan charge-off discussed above related to the designation of loans as held-for-sale. We continued to update our charge-off and loss analysis during the 2014 third quarter and modified our allowance coverage percentages accordingly. As a result of these factors, our allowance for loan losses decreased compared to June 30, 2014 and totaled $113.6 million at September 30, 2014 which resulted in a provision for loan losses credited to operations of $3.0 million for the three months ended September 30, 2014 and $7.2 million for the nine months ended September 30, 2014. During the 2014 fourth quarter, total delinquent loans increased $18.8 million since September 30, 2014. Net loan recoveries for the 2014 fourth quarter totaled $316,000, compared to net loan charge-offs of $2.0 million for the 2014 third quarter. The national unemployment rate decreased to 5.6% for December 2014 and there were job gains for the quarter totaling 866,000 at the time of our analysis. We continued to update our charge-off and loss analysis during the 2014 fourth quarter and modified our allowance coverage percentages accordingly. As a result of these factors, our allowance for loan losses decreased compared to September 30, 2014 and totaled $111.6 million at December 31, 2014 which resulted in a provision for loan losses credited to operations of $2.3 million for the 2014 fourth quarter and $9.5 million for the year ended December 31, 2014.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses. We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, the levels and composition of delinquent and non-performing loans, our loss history and our evaluation of the housing and real estate markets and the current economic environment. The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2014 and December 31, 2013.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies - Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality.”

Non-Interest Income

Non-interest income decreased $14.7 million to $54.8 million for the year ended December 31, 2014, from $69.6 million for the year ended December 31, 2013. This decrease reflects lower mortgage banking income, net, other non-interest income, gain on sales of securities and customer service fees.

Customer service fees decreased $1.1 million to $35.7 million for the year ended December 31, 2014, from $36.8 million for the year ended December 31, 2013, primarily due to decreases in checking account charges, including inactivity fees, check printing fees and overdraft charges, and ATM fees, partially offset by an increase in safe deposit box rental fees.

Gain on sales of securities declined $1.9 million to $141,000 for the year ended December 31, 2014, compared to $2.1 million for the year ended December 31, 2013. These gains were the result of sales of mortgage-backed securities from the available-for-sale securities portfolio with an amortized cost of $14.3 million during the year ended December 31, 2014 and $39.5 million during the year ended December 31, 2013.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, decreased $9.9 million to $3.3 million for the year ended December 31, 2014, from $13.2 million for the year ended December 31, 2013. The decrease in mortgage banking income, net, was primarily due to a recovery recorded in the valuation allowance for the impairment of MSR of $5.4 million for the year ended December 31, 2013 and a decline in net gain on sales of loans for the year ended December 31, 2014 compared to the year ended December 31, 2013. The recovery recorded in 2013 was primarily the result of a significant decrease in the estimated weighted average constant prepayment rate on mortgages and a corresponding increase in the estimated weighted average life of the servicing portfolio at December 31, 2013 compared to December 31, 2012 as long-term interest rates moved higher in the latter part of the 2013 second quarter and into the remainder of 2013. Net gain on sales of loans totaled $1.8 million for the year ended December 31, 2014, compared to $6.9 million for the year ended December 31, 2013. The decline in net gain on sales of loans primarily reflected a decrease in the volume of loans sold during the year ended December 31, 2014, compared to the year ended December 31, 2013, attributable to a decline in the levels of originations of such loans in 2014 compared to 2013. In addition, during the 2013 first quarter, we eliminated a backlog of loan sale closings that existed at December 31, 2012, resulting from delays in the 2012 fourth quarter as the New York metropolitan area recovered from Hurricane Sandy, which elevated the volume of loans sold and net gains on the sale of loans during 2013.

Other non-interest income declined $2.2 million to $4.7 million for the year ended December 31, 2014, compared to $6.9 million for the year ended December 31 2013. The decline was primarily attributable to a loss recognized in the 2014 third quarter on the sale of non-performing residential mortgage loans held-for-sale with a carrying value of $4.0 million that were not sold in the bulk sale transaction that closed on July 31, 2014 and were not otherwise resolved through either foreclosure and transfer to REO or satisfaction via short sales or payoffs. For additional information on the 2014 third quarter dispositions of the non-performing residential mortgage loans held-for-sale, see "Asset Quality." Also contributing to the decline in non-interest income were decreases in rental income, income from real estate joint ventures and a gain recognized in 2013 related to insurance proceeds from an individual life insurance policy on a former executive.

Non-Interest Expense

Non-interest expense decreased $3.1 million to $284.4 million for the year ended December 31, 2014, from $287.5 million for the year ended December 31, 2013, primarily due to a reduction in federal deposit insurance premium expense in 2014 compared to 2013 and a $4.3 million prepayment charge for the early extinguishment of our junior subordinated debentures recognized in 2013, partially offset by increases in advertising expense, compensation and benefits expense and occupancy, equipment and systems expense in 2014 compared to 2013. Our percentage of general and administrative expense to average assets increased to 1.82% for the year ended December 31, 2014, compared to 1.78% for the year ended December 31, 2013, reflecting the decline in average assets, partially offset by the decline in general and administrative expense for 2014 compared to 2013.

Compensation and benefits expense increased $4.5 million to $138.2 million for the year ended December 31, 2014, from $133.7 million for the year ended December 31, 2013, reflecting higher salaries and fringe benefits, stock-based compensation costs and incentive compensation in 2014 compared to 2013 and a $3.1 million reduction in compensation and benefits expense in the 2013 first quarter to reflect changes in certain compensation policies related to compensated absences which became effective January 1, 2013. The absence of costs related to the Employee Stock Ownership Plan, or ESOP, and lower pension related expenses in 2014 compared to 2013 partially offset these increases. There were no ESOP related expenses in 2014 as a result of the final allocation of shares to participant accounts as of December 31, 2013, compared to $11.2 million for the year ended December 31, 2013. Effective April 1, 2014, the ESOP was merged into the Astoria Bank 401(k) Plan, or the 401(k) Plan. The decline in pension related expenses in 2014 reflected the recognition of a net periodic benefit for our defined benefit pension plans of $2.8 million for the year ended December 31, 2014 compared to a net periodic cost of $146,000 for the year ended December 31, 2013, primarily due to an improvement in the expected return on pension plan assets, coupled with lower other postretirement benefit plan costs.

Occupancy, equipment and systems expense increased $1.2 million to $71.9 million for the year ended December 31, 2014, compared to $70.7 million for the year ended December 31, 2013. The increase in 2014 included rental expense for our Manhattan branch which opened on March 31, 2014 and our Melville branch which opened on December 1, 2014, and increases in equipment expenses, data processing charges and depreciation expense. These increases were partially offset by a one-time charge of $2.5 million in 2013 to conform to a straight-line basis the rental expense on operating leases for certain branch locations.

Federal deposit insurance premium expense decreased $11.0 million to $26.2 million for the year ended December 31, 2014, compared to $37.2 million for the year ended December 31, 2013. The decline reflected reductions in both our assessment base and assessment rate during 2014, particularly in the 2014 fourth quarter as a result of the sales of non-performing residential mortgage loans in the 2014 third quarter.

Advertising expense increased $6.1 million to $12.5 million for the year ended December 31, 2014 compared to $6.4 million for the year ended December 31, 2013. The increase reflected our continued advertising and branding expenses primarily related to our continued focus on growing our business banking operations, including the opening of our Manhattan branch on March 31, 2014 and our Melville, New York branch on December 1, 2014, and included significant brand awareness advertising in one of the busiest commuter travel hubs, Pennsylvania Station in New York City, during the entire month of September 2014.

Income Tax Expense

For the year ended December 31, 2014, income tax expense declined to $26.3 million, compared to $37.7 million for the year ended December 31, 2013. This decline was primarily attributable to NYS income tax legislation enacted on March 31, 2014 in connection with the approval of the NYS 2014-2015 budget. Portions of the new legislation result in significant changes in the calculation of income taxes imposed on banks and thrifts operating in NYS, including changes to (1) future period NYS tax rates, (2) rules related to sourcing of revenue for NYS tax purposes and (3) the NYS taxation of entities within one corporate structure, among other provisions. In recent years, we have been subject to taxation in NYS under an alternative taxation method based on assets. The new legislation, among other things, removes that alternative method. Further, the new law (1) requires that we will be taxed in a manner that we believe may result in an increase in our tax expense beginning in 2015 and (2) caused us to recognize temporary differences and net operating loss carryforward benefits in 2014 which we were unable to recognize previously. In addition, during the 2014 fourth quarter we resolved an income tax matter with NYS. The impact of the 2014 changes in the NYS income tax legislation, including the effects of the 2014 fourth quarter resolution of the matter with NYS, was an increase in our net deferred tax asset in the statement of financial condition with a corresponding reduction in income tax expense of $15.7 million in 2014. Excluding the impact of the 2014 changes in the NYS income tax legislation, our income tax expense resulting from current operations for the year ended December 31, 2014 totaled $42.0 million, representing an effective tax rate of 34.4%, compared to an effective tax rate of 36.2% for the year ended December 31, 2013. The decline in the effective tax rate for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily reflects the absence of ESOP expense in 2014, a portion of which is not deductible for tax purposes. We anticipate that our effective tax rate will increase in 2015 and 2016 as the provisions of the 2014 NYS income tax legislation become applicable to us. For additional information regarding income taxes, see Item 1, "Business - State and Local Taxation" and Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” See "Results of Operations - General" for a reconciliation of income tax expense as reported and income tax expense excluding the impact of the 2014 changes in the NYS income tax legislation which is a non-GAAP financial measure.

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

Our multi-family mortgage loan portfolio increased $889.8 million to $3.30 billion at December 31, 2013, from $2.41 billion at December 31, 2012, and represented 26% of our total loan portfolio at December 31, 2013.  Our commercial real estate mortgage loan portfolio increased $39.1 million to $813.0 million at December 31, 2013, from $773.9 million at December 31, 2012, and represented 7% of our total loan portfolio at December 31, 2013.  Multi-family and commercial real estate loan originations totaled $1.55 billion during the year ended December 31, 2013, compared to $1.61 billion during the year ended December 31, 2012, reflecting continued strong loan production as we concentrate on growing these portfolios.  During the year ended December 31, 2013, our multi-family and commercial real estate mortgage loan originations reflected loan balances averaging approximately $2.6 million with a weighted average loan-to-value ratio, at the time of origination, of approximately 43% and a weighted average debt service coverage ratio of approximately 1.74.

Our securities portfolio increased $214.8 million to $2.25 billion at December 31, 2013, from $2.04 billion at December 31, 2012, and represented 14% of total assets at December 31, 2013.  This increase reflects purchases totaling$1.07 billion which were in excess of repayments of $783.6 million and sales of $39.6 million during the year ended December 31, 2013.  At December 31, 2013, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost totaling $1.78 billion, a weighted average current coupon of 2.98%, a weighted average collateral coupon of 4.41% and a weighted average life of 4.0 years.

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

Total borrowings, net, decreased $236.3 million to $4.14 billion at December 31, 2013, from $4.37 billion at December 31, 2012.  The decrease in borrowings was primarily due to a decrease of $443.0 million in FHLB-NY advances and the prepayment of our junior subordinated debentures which were included in other borrowings, net, partially offset by our use of short-term federal funds purchased in 2013 which totaled $335.0 million at December 31, 2013.  During 2013, we prepaid in whole our junior subordinated debentures pursuant to the optional prepayment provisions of the indenture at a prepayment price of 103.413% of the $128.9 million aggregate principal amount, plus accrued and unpaid interest to, but not including, the date of repayment.

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

Results of Operations

General

Net income available to common shareholders for the year ended December 31, 2013 increased $6.3 million to $59.4 million, compared to $53.1 million for the year ended December 31, 2012, reflecting an increase of $13.5 million in net income to $66.6 million for the year ended December 31, 2013, compared to $53.1 million for the year ended December 31, 2012, partially offset by preferred stock dividends declared totaling $7.2 million during the year ended December 31, 2013.  Diluted EPS increased to $0.60 per common share for the year ended December 31, 2013, compared to $0.55 per common share for the year ended December 31, 2012.  The increase in net income primarily reflected a decline in the provision for loan losses and a reduction in non-interest expense, partially offset by lower net interest income and non-interest income.  Return on average assets increased to 0.41% for the year ended December 31, 2013, compared to 0.31% for the year ended December 31, 2012, due to the increase in net income, coupled with a decline in average assets.  Return on average common stockholders’ equity increased to 4.50% for the year ended December 31, 2013, compared to 4.15% for the year ended December 31, 2012.  Return on average tangible common stockholders’ equity, which represents average common stockholders’ equity less average goodwill, increased to 5.23% for the year ended December 31, 2013, compared to 4.86% for the year ended December 31, 2012.  The increases in the returns on average common stockholders’ equity and average tangible common stockholders’ equity for the year ended December 31, 2013, compared to the year ended December 31, 2012, were due to the increase in net income available to common shareholders, partially offset by an increase in average common stockholders’ equity.

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

Mortgage banking income, net, increased $6.4 million to $13.2 million for the year ended December 31, 2013, from $6.8 million for the year ended December 31, 2012.  The increase in mortgage banking income, net, was primarily due to recoveries recorded in the valuation allowance for the impairment of MSR totaling $5.4 million for the year ended December 31, 2013, compared to provisions totaling $931,000 for the year ended December 31, 2012.  The recoveries recorded in 2013 were primarily the result of a significant decrease in the estimated weighted average constant prepayment rate on mortgages and a corresponding increase in the estimated weighted average life of the servicing portfolio at December 31, 2013 compared to December 31, 2012 as long-term interest rates moved higher during the latter part of the 2013 second quarter and into the remainder of 2013.

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

Compensation and benefits expense decreased $5.4 million to $133.7 million for the year ended December 31, 2013, from $139.1 million for the year ended December 31, 2012.  The reduction in compensation and benefits expense largely relates to the impact of the cost control initiatives implemented in the 2012 first quarter.  Compensation and benefits expense for the year ended December 31, 2012 included one-time net charges totaling $5.6 million associated with these initiatives.  As a result of plan amendments which were approved by our Board of Directors in the 2012 first quarter in conjunction with our overall cost control initiatives, the net periodic cost for our defined benefit pension plans decreased to $146,000 for the year ended December 31, 2013, compared to $8.5 million for the year ended December 31, 2012.  Also contributing to the decrease in compensation and benefits expense for the year ended December 31, 2013 was a $3.1 million reduction in the 2013 first quarter resulting from a revision in the accrual for compensated absences related to changes in certain compensation policies which became effective January 1, 2013.  Increases in salaries, officer incentive accruals and stock-based compensation, coupled with employer matching contributions for the 401(k) Plan which began in 2013, partially offset the aforementioned declines in compensation and benefits expense for the year ended December 31, 2013 compared to the year ended December 31, 2012.

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

Income Tax Expense

For the year ended December 31, 2013, income tax expense totaled $37.7 million, representing an effective tax rate of 36.2%, compared to $27.9 million, representing an effective tax rate of 34.4%, for the year ended December 31, 2012.  The increase in the effective tax rate for the year ended December 31, 2013, compared to the year ended December 31, 2012, reflects an increase in pre-tax book income without a corresponding increase in net favorable permanent differences.  For additional information regarding income taxes, see Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

In connection with the designation of the pool of loans as held-for-sale, we recorded a loan charge-off of $8.7 million against the allowance for loan losses during the 2014 second quarter to write down the pool of loans from its immediately previous aggregate recorded investment of $195.0 million to its estimated fair value at that time of $186.3 million. As a result of our quarterly review of the adequacy of the allowance for loan losses as of June 30, 2014, $5.7 million of reserves previously attributable to this pool of loans was deemed no longer required and was credited to the provision for loan losses as a reserve release in the 2014 second quarter. On July 31, 2014, we completed a bulk sale transaction of substantially all of the non-performing residential mortgage loans held-for-sale at terms approximating their carrying value at June 30, 2014. Total loans sold in that transaction had a carrying value of $173.7 million, reflecting the previous write down to the estimated fair value through June 30, 2014. The majority of the remaining loans from the pool designated as held-for-sale as of June 30, 2014 were either foreclosed upon and transferred to REO or were satisfied via short sales or payoffs during the 2014 third quarter with no material impact on our financial condition or results of operations. On September 12, 2014, we completed a second sale transaction, with the same counterparty as the bulk sale transaction, in which we sold all of the remaining non-performing residential mortgage loans held-for-

sale with a carrying value of $4.0 million, reflecting the previous write down to the estimated fair value through June 30, 2014, and recorded a loss on the sale of such loans in the 2014 third quarter of $920,000, which is included in other non-interest income in the consolidated statement of income for the year ended December 31, 2014.

As a result of our continuing efforts to reposition the asset mix of our balance sheet, we have experienced increases in our multi-family and commercial real estate mortgage loan portfolios and a decline in our residential mortgage loan portfolio. Our multi-family mortgage loan portfolio increased to represent 33% of our total loan portfolio at December 31, 2014, compared to 26% at December 31, 2013, and our commercial real estate mortgage loan portfolio also increased and represented 7% of our total loan portfolio at December 31, 2014 and 2013. In contrast, our residential mortgage loan portfolio decreased to represent 58% of our total loan portfolio at December 31, 2014, compared to 65% at December 31, 2013. At December 31, 2014 and 2013, the remaining 2% of our total loan portfolio was comprised of consumer and other loans.

We continue to adhere to prudent underwriting standards. We underwrite our residential mortgage loans primarily based upon our evaluation of the borrower’s ability to pay. We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods. Additionally, we do not originate one-year ARM loans. The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period. In 2006, we began underwriting our residential interest-only hybrid ARM loans based on a fully amortizing loan (in effect, underwriting interest-only hybrid ARM loans as if they were amortizing hybrid ARM loans). Prior to 2007, we would underwrite our residential interest-only hybrid ARM loans using the initial note rate, which may have been a discounted rate. In 2007, we began underwriting our residential interest-only hybrid ARM loans at the higher of the fully indexed rate or the initial note rate. In 2009, we began underwriting our residential interest-only and amortizing hybrid ARM loans at the higher of the fully indexed rate, the initial note rate or 6.00%. During the 2010 second quarter, we reduced the underwriting interest rate floor from 6.00% to 5.00% to reflect the interest rate environment. During the 2010 third quarter, we stopped offering interest-only loans. At December 31, 2014, $1.06 billion of residential mortgage loans originated in prior years as interest-only loans were included in our portfolio of amortizing residential mortgage loans as a result of a refinance with us or through the conversion to amortizing loans at the end of their initial interest-only period, of which $354.3 million were refinanced or converted to amortizing loans during 2014. Non-performing amortizing residential mortgage loans at December 31, 2014 included $12.9 million of loans originated as interest-only loans that are amortizing as a result of a refinance with us or through the conversion to amortizing at the end of their initial interest-only period. Reduced documentation loans in our loan portfolio are comprised primarily of SIFA loans. To a lesser extent, reduced documentation loans in our portfolio also include SISA loans. During the 2007 fourth quarter, we stopped offering reduced documentation loans.

Effective January 2014, we became subject to rules adding restrictions and requirements to mortgage origination and servicing practices and establishing certain protections from liability for loans that meet the requirements of a Qualified Mortgage. Under the rules, Qualified Mortgages are residential mortgage loans that meet standards prohibiting or limiting certain high risk products and features. Our current policy is to only originate mortgage loans that meet the requirements of a Qualified Mortgage. For additional information, see Item 1, “Business - Regulation and Supervision - CFPB Regulation of Mortgage Origination and Servicing.”

Full documentation loans comprised 91% of our total mortgage loan portfolio at December 31, 2014, compared to 90% at December 31, 2013, and comprised 85% of our residential mortgage loan portfolio at December 31, 2014 and 2013. The following table provides further details on the composition of our residential mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At December 31,
	2014		2013
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Residential mortgage loans:
Full documentation interest-only (1)	$854,182	12.43%	$1,382,201	17.20%
Full documentation amortizing	5,003,693	72.79	5,419,457	67.42
Reduced documentation interest-only (1)(2)	611,008	8.89	839,661	10.45
Reduced documentation amortizing (2)	404,653	5.89	395,957	4.93
Total residential mortgage loans	$6,873,536	100.00%	$8,037,276	100.00%

(1)
Includes interest-only hybrid ARM loans originated prior to 2007 which were underwritten at the initial note rate, which may have been a discounted rate, totaling $1.06 billion at December 31, 2014 and $1.66 billion at December 31, 2013.

(2)	Includes SISA loans totaling $148.9 million at December 31, 2014 and $193.0 million at December 31, 2013.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

	At December 31,
(Dollars in Thousands)	2014	2013	2012	2011	2010
Non-performing loans (1) (2):
Mortgage loans:
Residential	$100,155	$305,626	$291,051	$317,867	$342,315
Multi-family	13,646	12,539	10,658	8,022	36,292
Commercial real estate	7,971	7,857	6,869	900	6,529
Consumer and other loans	6,040	5,980	6,508	6,068	5,574
Total non-performing loans	127,812	332,002	315,086	332,857	390,710
REO, net (3)	35,723	42,636	28,523	48,059	63,782
Total non-performing assets	$163,535	$374,638	$343,609	$380,916	$454,492
Non-performing loans to total loans	1.07%	2.67%	2.38%	2.51%	2.75%
Non-performing loans to total assets	0.82	2.10	1.91	1.96	2.16
Non-performing assets to total assets	1.05	2.37	2.08	2.24	2.51

(1)
Non-performing loans, substantially all of which are non-accrual loans, included loans modified in a TDR totaling $68.4 million at December 31, 2014, $109.8 million at December 31, 2013, $32.8 million at December 31, 2012, $18.8 million at December 31, 2011 and $47.5 million at December 31, 2010. Non-performing loans exclude loans held-for-sale and loans which have been modified in a TDR that have been returned to accrual status.

(2)
Includes mortgage loans past due 90 days or more, primarily as to their maturity date but not their interest due, and still accruing interest totaling $4.1 million at December 31, 2014, $384,000 at December 31, 2013, $328,000 at December 31, 2012, $162,000 at December 31, 2011 and $845,000 at December 31, 2010.

(3)
REO, substantially all of which are residential properties, is net of a valuation allowance totaling $839,000 at December 31, 2014, $834,000 at December 31, 2013, $1.6 million at December 31, 2012, $2.5 million at December 31, 2011 and $1.5 million at December 31, 2010.

Total non-performing assets decreased $211.1 million to $163.5 million at December 31, 2014 compared to $374.6 million at December 31, 2013. This decline reflects, in large part, the previously discussed sale of the non-performing residential mortgage loans in the 2014 third quarter, coupled with a decrease in REO, net. Non-performing loans, which are comprised primarily of mortgage loans and exclude loans held-for-sale, totaled $127.8 million at December 31, 2014, up $18.1 million compared to $109.7 million at June 30, 2014 and down $204.2 million compared to $332.0 million at December 31, 2013. The ratio of non-performing loans to total loans was 1.07% at December 31, 2014, compared to 0.91% at June 30, 2014 and 2.67% at December 31, 2013. The increase in non-performing loans and related ratio at December 31, 2014 compared to June 30, 2014 was primarily attributable to an increase in non-performing residential mortgage loans. The decline in non-performing loans and related ratio at December 31, 2014 compared to December 31, 2013 reflects, in large part, the sale of the non-performing residential mortgage loans during the 2014 third quarter. The ratio of non-performing assets to total assets was 1.05% at December 31, 2014, compared to 2.37% at December 31, 2013. The decline in this ratio as of December 31, 2014, compared to December 31, 2013, was primarily attributable to the decline in non-performing assets.

Loans modified in a TDR are individually classified as impaired and are initially placed on non-accrual status regardless of their delinquency status and reported as non-performing loans. Loans modified in a TDR which are included in non-performing loans totaled $68.4 million at December 31, 2014, $72.0 million at June 30, 2014 and $109.8 million at December 31, 2013, of which $60.4 million at December 31, 2014, $67.6 million at June 30, 2014 and $79.4 million at December 31, 2013 were current or less than 90 days past due. The sale of non-performing residential mortgage loans, previously discussed, included loans that had been modified in a TDR and contributed to the decline in non-performing loans modified in a TDR at December 31, 2014, compared to December 31, 2013. Loans modified in a TDR remain as non-performing loans in non-accrual status until we determine that future collection of principal and interest is reasonably assured. Where we have agreed to modify the contractual terms of a borrower’s loan, we require the borrower to demonstrate performance according to the restructured terms, generally for a period of at least six months, prior to returning the loan to accrual status. Loans modified in a TDR which have been returned to accrual status are excluded from non-performing loans, but remain classified as impaired. As a result of the migration of restructured loans from non-accrual to accrual status as borrowers complied with the terms of their restructure agreement for a satisfactory period of time, restructured accruing loans increased to $106.0 million at December 31, 2014, compared to $100.5 million at December 31, 2013, $98.7 million at December 31, 2012, $73.7 million at December 31, 2011 and $49.2 million at December 31, 2010.

If all non-accrual loans at December 31, 2014, 2013 and 2012 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $5.6 million for the year ended December 31, 2014, $15.6 million for the year ended December 31, 2013 and $16.8 million for the year ended December 31, 2012. The decline in interest income that would have been recorded with respect to such loans for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily reflects the reduction in the level of non-accrual loans at December 31, 2014 due in large part to the previously discussed sale of non-performing residential mortgage loans in 2014. Actual payments recorded as interest income, with respect to such loans, totaled $3.6 million for the year ended December 31, 2014, $6.2 million for the year ended December 31, 2013 and $4.3 million for the year ended December 31, 2012.

In addition to non-performing loans, we had $132.8 million of potential problem loans at December 31, 2014, including $85.3 million of residential mortgage loans and $46.5 million of multi-family and commercial real estate mortgage loans, compared to $182.0 million at December 31, 2013, including $82.2 million of residential mortgage loans and $98.4 million of multi-family and commercial real estate mortgage loans. Such loans include loans 60-89 days past due and accruing interest and certain other internally adversely classified loans.

Non-performing residential mortgage loans continue to include a greater concentration of reduced documentation loans as compared to the entire residential mortgage loan portfolio. Reduced documentation loans represented only 15% of the residential mortgage loan portfolio, yet represented 50% of non-performing residential mortgage loans at December 31, 2014. The following table provides further details on the composition of our non-performing residential mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At December 31,
	2014		2013
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-performing residential mortgage loans:
Full documentation interest-only	$28,027	27.98%	$100,228	32.79%
Full documentation amortizing	21,813	21.78	54,909	17.97
Reduced documentation interest-only	42,584	42.52	118,158	38.66
Reduced documentation amortizing	7,731	7.72	32,331	10.58
Total non-performing residential mortgage loans (1)	$100,155	100.00%	$305,626	100.00%

(1)
Includes $55.2 million of loans less than 90 days past due at December 31, 2014, of which $49.1 million were current, and includes $71.2 million of loans less than 90 days past due at December 31, 2013, of which $62.8 million were current.

The following table provides details on the geographic composition of both our total and non-performing residential mortgage loans as of December 31, 2014.

	Residential Mortgage Loans At December 31, 2014
(Dollars in Millions)	Total Loans	Percent of Total Loans	Total Non-Performing Loans (1)	Percent of Total Non-Performing Loans	Non-Performing Loans as Percent of State Totals
State:
New York	$2,042.4	29.6%	$11.4	11.4%	0.56%
Connecticut	677.1	9.9	4.5	4.5	0.66
Illinois	601.5	8.8	14.4	14.3	2.39
Massachusetts	589.6	8.6	4.4	4.4	0.75
Virginia	514.3	7.5	10.3	10.3	2.00
New Jersey	472.1	6.9	14.0	14.0	2.97
Maryland	437.2	6.4	15.0	14.9	3.43
California	394.8	5.7	11.9	11.9	3.01
Washington	211.0	3.1	—	—	—
Texas	181.1	2.6	—	—	—
All other states (2) (3)	752.4	10.9	14.3	14.3	1.90
Total	$6,873.5	100.0%	$100.2	100.0%	1.46%

(1)	Includes $55.2 million of loans which were current or less than 90 days past due.

(2)	Includes 25 states and Washington, D.C.

(3)	Includes Florida with total loans of $120.3 million, of which $3.9 million were non-performing loans.

At December 31, 2014, substantially all of our multi-family and commercial real estate mortgage loans were secured by properties located in the New York metropolitan area. At December 31, 2014, 85% of the non-performing multi-family and commercial real estate mortgage loans were secured by properties located in the New York metropolitan area with the remainder in Pennsylvania.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
At December 31, 2014:
Mortgage loans:
Residential	255	$73,326	70	$21,290	148	$44,989
Multi-family	26	4,294	11	2,568	26	8,917
Commercial real estate	7	2,476	1	493	2	2,888
Consumer and other loans	58	2,430	17	962	52	6,040
Total delinquent loans	346	$82,526	99	$25,313	228	$62,834
Delinquent loans to total loans		0.69%		0.21%		0.53%

At December 31, 2013:
Mortgage loans:
Residential	316	$96,302	62	$22,393	784	$234,378
Multi-family	52	13,844	6	1,327	24	9,054
Commercial real estate	6	2,659	3	1,690	3	1,154
Consumer and other loans	76	3,177	24	1,340	48	5,948
Total delinquent loans	450	$115,982	95	$26,750	859	$250,534
Delinquent loans to total loans		0.93%		0.21%		2.01%

At December 31, 2012:
Mortgage loans:
Residential	352	$108,280	101	$27,814	946	$280,671
Multi-family	39	21,743	14	5,382	13	7,359
Commercial real estate	10	13,536	6	3,126	6	6,869
Consumer and other loans	82	3,223	33	1,315	56	6,508
Total delinquent loans	483	$146,782	154	$37,637	1,021	$301,407
Delinquent loans to total loans		1.11%		0.28%		2.28%

Delinquent loans totaled $170.7 million at December 31, 2014, an increase of $10.3 million compared to $160.4 million at June 30, 2014, excluding the residential non-performing mortgage loans held-for-sale at June 30, 2014, and a decline of $222.6 million compared to $393.3 million at December 31, 2013. The increase in total delinquent loans at December 31, 2014 compared to June 30, 2014 primarily reflects an increase of $23.3 million in residential mortgage loans 90 days or more past due, partially offset by a decline of $14.4 million in loans 30 to 89 days past due. The decline in total delinquent loans at December 31, 2014 compared to December 31, 2013 is primarily attributable to a decline in total delinquent residential mortgage loans, particularly residential mortgage loans 90 days or more past due, reflecting in large part the impact of the previously discussed sale of the non-performing residential mortgage loans, substantially all of which were 90 days or more past due.

Allowance for Losses

The following table sets forth the changes in our allowance for loan losses for the years indicated.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2014	2013	2012	2011	2010
Balance at beginning of year	$139,000	$145,501	$157,185	$201,499	$194,049
Provision (credited) charged to operations	(9,469)	19,601	40,400	37,000	115,000
Charge-offs:
Residential	(19,868)	(26,644)	(49,794)	(64,834)	(84,537)
Multi-family	(4,365)	(4,732)	(6,275)	(22,160)	(29,158)
Commercial real estate	(3,283)	(3,748)	(2,607)	(4,138)	(6,970)
Consumer and other loans	(2,073)	(1,916)	(2,541)	(1,665)	(2,583)
Total charge-offs	(29,589)	(37,040)	(61,217)	(92,797)	(123,248)
Recoveries:
Residential	9,278	8,346	8,407	10,844	12,957
Multi-family	1,575	1,237	206	502	1,867
Commercial real estate	440	535	1	—	725
Consumer and other loans	365	820	519	137	149
Total recoveries	11,658	10,938	9,133	11,483	15,698
Net charge-offs (1) (2)	(17,931)	(26,102)	(52,084)	(81,314)	(107,550)
Balance at end of year	$111,600	$139,000	$145,501	$157,185	$201,499

Net charge-offs to average loans outstanding	0.15%	0.20%	0.39%	0.60%	0.70%
Allowance for loan losses to total loans	0.93	1.12	1.10	1.18	1.42
Allowance for loan losses to non-performing loans	87.32	41.87	46.18	47.22	51.57

(1)
Includes a charge-off of $8.7 million related to the pool of non-performing residential mortgage loans designated as held-for-sale at June 30, 2014, net recoveries of $63,000 related to reduced documentation residential mortgage loans and net charge-offs of $243,000 related to certain delinquent and non-performing loans transferred to held-for-sale for the year ended December 31, 2014.

(2)
Includes net charge-offs related to reduced documentation residential mortgage loans totaling $6.2 million, $18.6 million, $28.7 million and $39.6 million for the years ended December 31, 2013, 2012, 2011 and 2010, respectively, and net charge-offs related to certain delinquent and non-performing loans transferred to held-for-sale totaling $4.6 million, $1.7 million, $21.6 million and $26.1 million for the years ended December 31, 2013, 2012, 2011 and 2010, respectively.

The following table sets forth the changes in our valuation allowance for REO for the years indicated.

	At or For the Year Ended December 31,
(In Thousands)	2014	2013	2012	2011	2010
Balance at beginning of year	$834	$1,555	$2,499	$1,513	$816
Provision charged to operations	1,356	1,298	2,914	4,039	2,805
Charge-offs	(1,759)	(2,421)	(4,428)	(3,248)	(2,369)
Recoveries	408	402	570	195	261
Balance at end of year	$839	$834	$1,555	$2,499	$1,513

The following table sets forth our allocation of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
(Dollars in Thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Residential	$46,283	57.71%	$80,337	64.89%	$89,267	73.82%	$105,991	80.02%	$125,524	76.77%
Multi-family	39,250	32.86	36,703	26.61	35,514	18.29	35,422	12.84	56,266	15.58
Commercial real estate	17,242	7.34	13,136	6.56	14,404	5.88	11,972	5.00	15,563	5.46
Consumer and other loans	8,825	2.09	8,824	1.94	6,316	2.01	3,800	2.14	4,146	2.19
Total allowance for loan losses	$111,600	100.00%	$139,000	100.00%	$145,501	100.00%	$157,185	100.00%	$201,499	100.00%

The allowance for loan losses is allocated by loan category, but the portion of the allowance for loan losses allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance for loan losses is available for losses applicable to the entire loan portfolio. The decrease in the allowance for loan losses allocated to residential mortgage loans at December 31, 2014, compared to December 31, 2013, primarily reflected a significant reduction in the level of non-performing loans, due in large part to the sale of a significant portion of our non-performing residential mortgage loans in 2014, and the continued improvement in our loan loss experience, as well as the improved asset quality in our loan portfolio as a result of reductions in the balances of certain loan classes we believe bear higher risk, such as interest-only loans and loans originated prior to 2008, the high quality of our loan originations and the contraction of the overall loan portfolio. The increase in the allowance for loan losses allocated to multi-family mortgage loans at December 31, 2014, compared to December 31, 2013, primarily reflected the net growth in the portfolio attributable to originations during 2014, partially offset by a decline in the balances of multi-family loans originated prior to 2011. The increase in the allowance for loan losses allocated to commercial real estate mortgage loans at December 31, 2014, compared to December 31, 2013, also primarily reflected the net growth in the portfolio, coupled with increases in the level of reserves attributable to impaired and non-performing loans. The allowance for loan losses allocated to our consumer and other loan portfolio at December 31, 2014 was essentially unchanged from the year ago allocation. The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2014, 2013, 2012, 2011 and 2010.

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

In January 2014, the FASB issued ASU 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Qualified Affordable Housing Projects,” which applies to all reporting entities that invest in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  Prior to the effective date of ASU 2014-01, a reporting entity that invested in a qualified affordable housing project may have elected to account for that investment using the effective yield method if all of the conditions were met.  For those investments that were not accounted for using the effective yield method, they were required to be accounted for under either the equity method or the cost method.  Certain of the conditions required to be met to use the effective yield method were restrictive and thus prevented many such investments from qualifying for the use of the effective yield method.  The amendments in this update modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to use the proportional amortization method to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit).  Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments.  The amendments in ASU 2014-01 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.   Our adoption of this guidance on January 1, 2015 did not have an impact on our financial condition or results of operations.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860) — Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” which applies to all entities that enter into repurchase-to-maturity transactions or repurchase financings (reverse repurchase agreements or securities sold under agreements to repurchase).  The amendments in this update change the accounting for repurchase-to-maturity transactions and linked repurchase financings (a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty) to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.  In addition, the amendments in this update require an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements and provide disclosures to increase transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  The amendments in ASU 2014-11 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.  Early application for a public business entity is prohibited.  All of our repurchase agreements (reverse repurchase agreements) are accounted for as secured borrowings.  Therefore, our adoption of this guidance on January 1, 2015 did not have an impact on our financial condition or results of operations.

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

As a financial institution, the primary component of our market risk is IRR. Net interest income is the primary component of our net income. Net interest income is the difference between the interest earned on our loans, securities and other interest-earning assets and the interest expense incurred on our deposits and borrowings. The yields, costs and volumes of loans, securities, deposits and borrowings are directly affected by the levels of and changes in market interest rates. Additionally, changes in interest rates also affect the related cash flows of our assets and liabilities as the option to prepay assets or withdraw liabilities remains with our customers, in most cases without penalty. The objective of our IRR management policy is to maintain an appropriate mix and level of assets, liabilities and off-balance sheet items to enable us to meet our earnings and/or growth objectives, while maintaining specified minimum capital levels as required by our primary banking regulator, in the case of Astoria Bank, and as established by our Board of Directors. We use a variety of analyses to monitor, control and adjust our asset and liability positions, primarily interest rate sensitivity gap analysis, or gap analysis, and net interest income sensitivity analysis. Additional IRR modeling is done by Astoria Bank in conformity with regulatory requirements. In conjunction with performing these analyses we also consider related factors including, but not limited to, our overall credit profile, non-interest income and non-interest expense. We do not enter into financial transactions or hold financial instruments for trading purposes.

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods.  The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2014 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment activity.  The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities.  Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the underlying collateral is located, seasonal factors, demographic variables and the assumability of the underlying mortgages.

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

The Gap Table includes $900.0 million of borrowings callable within one year and on a quarterly basis thereafter, classified according to their maturity dates primarily in the more than three years to five years category, and $1.05 billion of borrowings callable in more than one year to three years, classified according to their maturity dates in the more than five years category. In addition, the Gap Table includes callable securities with an amortized cost of $218.0 million, substantially all of which are callable within one year and at various times thereafter, classified according to their maturity dates in the more than five years category. The classification of callable borrowings and securities according to their maturity dates is based on our experience with, and expectations of, the behavior of these types of instruments in the current interest rate environment.

As indicated in the Gap Table, our one-year cumulative gap at December 31, 2014 was negative 1.87% compared to positive 2.59% at December 31, 2013. The change in our one-year cumulative gap primarily reflects an increase in the balance of borrowings projected to mature or reprice within one year at December 31, 2014, compared to December 31, 2013.

	At December 31, 2014
(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$3,819,135	$3,230,377	$3,473,551	$1,078,325	$11,601,388
Consumer and other loans (1)	215,764	20,459	2,481	4,624	243,328
Interest-earning cash accounts	110,570	—	—	—	110,570
Securities available-for-sale	72,081	77,286	98,072	132,040	379,479
Securities held-to-maturity	222,293	351,880	497,853	1,034,988	2,107,014
FHLB-NY stock	—	—	—	140,754	140,754
Total interest-earning assets	4,439,843	3,680,002	4,071,957	2,390,731	14,582,533
Net unamortized purchase premiums and deferred costs (2)	19,921	18,440	21,422	18,885	78,668
Net interest-earning assets (3)	4,459,764	3,698,442	4,093,379	2,409,616	14,661,201
Interest-bearing liabilities:
Savings	287,698	352,963	352,963	1,243,518	2,237,142
Money market	1,313,370	323,241	323,241	413,632	2,373,484
NOW and demand deposit	133,914	267,814	267,814	1,529,235	2,198,777
Certificates of deposit	1,578,865	829,044	287,597	—	2,695,506
Borrowings, net	1,438,472	799,219	800,000	1,150,000	4,187,691
Total interest-bearing liabilities	4,752,319	2,572,281	2,031,615	4,336,385	13,692,600
Interest rate sensitivity gap	(292,555)	1,126,161	2,061,764	(1,926,769)	$968,601
Cumulative interest rate sensitivity gap	$(292,555)	$833,606	$2,895,370	$968,601

Cumulative interest rate sensitivity gap as a percentage of total assets	(1.87)%	5.33%	18.51%	6.19%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	93.84%	111.38%	130.95%	107.07%

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

We perform analyses of interest rate increases and decreases of up to 400 basis points (when reasonably practical) over various time horizons although changes in interest rates of 200 basis points over a one year horizon is a more common and reasonable scenario for analytical purposes. Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning January 1, 2015 would decrease by approximately 7.18% from the base projection. At December 31, 2013, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2014 would have decreased by approximately 4.00% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the twelve month period beginning January 1, 2015 would decrease by approximately 2.66% from the base projection. At December 31, 2013, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2014 would have decreased by approximately 1.99% from the base projection. The down 100 basis point scenarios include some limitations as well since certain indices, yields and costs are already below 1.00%.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time. Accordingly, although our net interest income sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis. These include income from BOLI and changes in the fair value of MSR. With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning January 1, 2015 would increase by approximately $3.3 million. Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning January 1, 2015 would decrease by approximately $3.2 million with respect to these items alone.

For information regarding our credit risk, see “Asset Quality,” in Item 7, “MD&A.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For our Consolidated Financial Statements, see the index on page A - 1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Monte N. Redman, our President and Chief Executive Officer, and Frank E. Fusco, our Senior Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2014.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding directors and executive officers who are not directors of Astoria Financial Corporation is presented in the tables under the headings “Board Nominees, Directors and Executive Officers,” “Committees and Meetings of the Board” and “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 27, 2015, which will be filed with the SEC within 120 days from December 31, 2014, and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of our Board of Directors, including information regarding an audit committee financial expert serving on the audit committee, is presented under the heading “Committees and Meetings of the Board” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 27, 2015, which will be filed with the SEC within 120 days from December 31, 2014, and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer and principal financial officer, which is available on our investor relations website at http://ir.astoriabank.com under the heading “Corporate Governance.” In addition, copies of our code of business conduct and ethics will be provided upon written request to Astoria Financial Corporation, Investor Relations Department, One Astoria Bank Plaza, Lake Success, New York 11042 at no charge.

Corporate Governance

Our Corporate Governance Guidelines and Nominating and Corporate Governance Committee Charter are available on our investor relations website at http://ir.astoriabank.com under the heading “Corporate Governance.” In addition, copies of such documents will be provided to shareholders upon written request to Astoria Financial Corporation, Investor Relations Department, One Astoria Bank Plaza, Lake Success, New York 11042 at no charge.

During the year ended December 31, 2014, there were no material changes to procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive (and director) compensation is included under the headings “Transactions with Certain Related Persons,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Stock Vested Table,” “Pension Benefits Table,” “Other Potential Post-Employment Payments” and “Director Compensation,” including related narratives, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 27, 2015 which will be filed with the SEC within 120 days from December 31, 2014, and is incorporated herein by reference.

The Compensation Committee Charter is available on our investor relations website at http://ir.astoriabank.com under the heading “Corporate Governance.” In addition, copies of our Compensation Committee Charter will be provided to shareholders upon written request to Astoria Financial Corporation, Investor Relations Department, One Astoria Bank Plaza, Lake Success, New York 11042 at no charge.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management is included under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” and related narrative, in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 27, 2015, which will be filed with the SEC within 120 days from December 31, 2014, and is incorporated herein by reference.

The following table provides information as of December 31, 2014 with respect to compensation plans, including individual compensation agreements, under which equity securities of Astoria Financial Corporation are authorized for issuance.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	812,500	$28.58	3,739,899
Equity compensation plans not approved by security holders	—	—	—
Total (2)	812,500	$28.58	3,739,899

(1)
Excluded is any employee benefit plan that is intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code, such as the 401(k) Plan. Also excluded are 607,042 shares of our common stock which represent unvested restricted stock awards made pursuant to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan, 85,161 shares of our common stock which represent unvested restricted stock awards made pursuant to the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2014 Employee Stock Plan, and 60,498 shares of our common stock which represent unvested restricted stock awards made pursuant to the Astoria Financial Corporation 2007 Non-

Employee Directors Stock Plan, as amended, or the 2007 Director Stock Plan, since such shares, while unvested, were issued and outstanding as of December 31, 2014. The only equity security issuable under the equity compensation plans referenced in the table is our common stock. The only equity compensation plans are stock option plans or arrangements which provide for the issuance of our common stock upon the exercise of options, the 2005 Employee Stock Plan and the 2014 Employee Stock Plan which provide for the grant of equity settled stock appreciation rights and awards of restricted stock or equity settled restricted stock units and the 2007 Director Stock Plan which provides for awards of restricted stock. The securities to be issued upon exercise of outstanding options, warrants and rights would be issued on the exercise of options granted under the 1999 Directors Option Plan. Of the number of securities remaining available for future issuance in the above table, 3,672,764 were authorized pursuant to the 2014 Employee Stock Plan and 67,135 were authorized pursuant to the 2007 Director Stock Plan. Both plans provide for automatic adjustments to outstanding options or grants upon certain changes in capitalization. In the event of any stock split, stock dividend or other event generally affecting the number of shares of our common stock held by each person who is then a record holder of our common stock, the number of shares covered by each outstanding option, grant or award and the number of shares available for grant under the plans shall be adjusted to account for such event.

(2)
Included in the number of securities to be issued upon exercise of outstanding options, warrants and rights in column (a) are options to acquire 36,000 shares of our common stock with a weighted average exercise price of $28.58 shown in column (b) and 776,500 shares of our common stock covered by unvested performance-based restricted stock units which are not included in the weighted average exercise price shown in column (b).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is included under the headings “Transactions with Certain Related Persons,” “Compensation Committee Interlocks and Insider Participation” and “Director Independence” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 27, 2015, which will be filed with the SEC within 120 days from December 31, 2014, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services and the pre-approval of such services and fees is included under the headings “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees,” and in the related narrative, in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 27, 2015, which will be filed with the SEC within 120 days from December 31, 2014, and is incorporated herein by reference.

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

Astoria Financial Corporation

/s/	Monte N. Redman	Date:	February 27, 2015
Monte N. Redman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	NAME	DATE

/s/	Ralph F. Palleschi	February 27, 2015
Ralph F. Palleschi
Chairman

/s/	Monte N. Redman	February 27, 2015
Monte N. Redman
President, Chief Executive Officer and Director

/s/	Frank E. Fusco	February 27, 2015
Frank E. Fusco
Senior Executive Vice President and
Chief Financial Officer

/s/	John F. Kennedy	February 27, 2015
John F. Kennedy
Senior Vice President and
Chief Accounting Officer

/s/	Gerard C. Keegan	February 27, 2015
Gerard C. Keegan
Vice Chairman, Senior Executive Vice President and
Chief Operating Officer

/s/	John R. Chrin	February 27, 2015
John R. Chrin
Director

/s/	John J. Corrado	February 27, 2015
John J. Corrado
Director

/s/	Brian M. Leeney	February 27, 2015
Brian M. Leeney
Director

/s/	Patricia M. Nazemetz	February 27, 2015
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

Astoria Financial Corporation management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992).  Based on our assessment we believe that, as of December 31, 2014, the company’s internal control over financial reporting is effective based on those criteria.

Astoria Financial Corporation’s independent registered public accounting firm has issued an audit report on the effectiveness of the company’s internal control over financial reporting as of December 31, 2014.  This report appears on page A - 3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Astoria Financial Corporation:

We have audited the internal control over financial reporting of Astoria Financial Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

New York, New York
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Astoria Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astoria Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York
February 27, 2015

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
(In Thousands, Except Share Data)	2014	2013

ASSETS:
Cash and due from banks	$143,185	$121,950
Available-for-sale securities:
Encumbered	110,784	105,234
Unencumbered	273,575	296,456
Total available-for-sale securities	384,359	401,690
Held-to-maturity securities, fair value of $2,131,371 and $1,811,122, respectively:
Encumbered	1,147,991	1,150,315
Unencumbered	985,813	699,211
Total held-to-maturity securities	2,133,804	1,849,526
Federal Home Loan Bank of New York stock, at cost	140,754	152,207
Loans held-for-sale, net	7,640	7,375
Loans receivable	11,957,448	12,442,066
Allowance for loan losses	(111,600)	(139,000)
Loans receivable, net	11,845,848	12,303,066
Mortgage servicing rights, net	11,401	12,800
Accrued interest receivable	36,628	37,926
Premises and equipment, net	111,622	112,530
Goodwill	185,151	185,151
Bank owned life insurance	430,768	423,375
Real estate owned, net	35,723	42,636
Other assets	173,138	143,490
Total assets	$15,640,021	$15,793,722

LIABILITIES:
Deposits	$9,504,909	$9,855,310
Borrowings, net	4,187,691	4,137,161
Mortgage escrow funds	115,400	109,458
Accrued expenses and other liabilities	251,951	172,280
Total liabilities	14,059,951	14,274,209

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 5,000,000 shares authorized: Series C (150,000 shares authorized; and 135,000 shares issued and outstanding)	129,796	129,796
Common stock, $0.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 99,940,399 and 98,841,960 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	897,049	894,297
Retained earnings	1,992,833	1,930,026
Treasury stock (66,554,489 and 67,652,928 shares, at cost, respectively)	(1,375,322)	(1,398,021)
Accumulated other comprehensive loss	(65,951)	(38,250)
Total stockholders’ equity	1,580,070	1,519,513
Total liabilities and stockholders’ equity	$15,640,021	$15,793,722

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In Thousands, Except Share Data)	2014	2013	2012
Interest income:
Residential mortgage loans	$241,417	$289,790	$372,478
Multi-family and commercial real estate mortgage loans	178,795	163,352	149,694
Consumer and other loans	8,532	8,797	9,258
Mortgage-backed and other securities	57,065	49,563	61,757
Repurchase agreements and interest-earning cash accounts	321	263	338
Federal Home Loan Bank of New York stock	6,220	6,665	6,984
Total interest income	492,350	518,430	600,509
Interest expense:
Deposits	51,355	62,617	98,021
Borrowings	98,707	113,911	154,219
Total interest expense	150,062	176,528	252,240
Net interest income	342,288	341,902	348,269
Provision for loan losses (credited) charged to operations	(9,469)	19,601	40,400
Net interest income after provision for loan losses	351,757	322,301	307,869
Non-interest income:
Customer service fees	35,710	36,786	39,520
Other loan fees	2,493	2,230	2,640
Gain on sales of securities	141	2,057	8,477
Mortgage banking income, net	3,326	13,241	6,820
Income from bank owned life insurance	8,476	8,404	9,439
Other	4,702	6,854	6,339
Total non-interest income	54,848	69,572	73,235
Non-interest expense:
General and administrative:
Compensation and benefits	138,177	133,689	139,140
Occupancy, equipment and systems	71,948	70,711	67,406
Federal deposit insurance premium	26,179	37,188	47,363
Advertising	12,450	6,400	6,392
Extinguishment of debt	—	4,266	1,212
Other	35,656	35,277	38,620
Total non-interest expense	284,410	287,531	300,133
Income before income tax expense	122,195	104,342	80,971
Income tax expense	26,279	37,749	27,880
Net income	95,916	66,593	53,091
Preferred stock dividends	8,775	7,214	—
Net income available to common shareholders	$87,141	$59,379	$53,091

Basic earnings per common share	$0.88	$0.60	$0.55
Diluted earnings per common share	$0.88	$0.60	$0.55

Basic weighted average common shares outstanding	98,384,443	97,121,497	95,455,344
Diluted weighted average common shares outstanding	98,384,443	97,121,497	95,455,344

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In Thousands)	2014	2013	2012

Net income	$95,916	$66,593	$53,091

Other comprehensive (loss) income, net of tax:
Net unrealized gain (loss) on securities available-for-sale:
Net unrealized holding gain (loss) on securities arising during the year	9,143	(10,485)	(1,320)
Reclassification adjustment for gain on sales of securities included in net income	(91)	(1,332)	(5,490)
Net unrealized gain (loss) on securities available-for-sale	9,052	(11,817)	(6,810)

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	(37,467)	44,180	9,143
Reclassification adjustment for net actuarial loss included in net income	591	2,335	3,527
Net actuarial loss adjustment on pension plans and other postretirement benefits	(36,876)	46,515	12,670

Prior service cost adjustment on pension plans and other postretirement benefits:
Prior service cost adjustment arising during the year	—	—	(3,538)
Reclassification adjustment for prior service cost included in net income	123	142	98
Prior service cost adjustment on pension plans and other postretirement benefits	123	142	(3,440)

Reclassification adjustment for loss on cash flow hedge included in net income	—	—	151

Total other comprehensive (loss) income, net of tax	(27,701)	34,840	2,571

Comprehensive income	$68,215	$101,433	$55,662

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

(In Thousands, Except Share Data)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP

Balance at December 31, 2011	$1,251,198	$—	$1,665	$875,395	$1,861,592	$(1,404,311)	$(75,661)	$(7,482)

Net income	53,091	—	—	—	53,091	—	—	—
Other comprehensive income, net of tax	2,571	—	—	—	—	—	2,571	—
Dividends on common stock ($0.25 per share)	(24,104)	—	—	—	(24,104)	—	—	—
Restricted stock grants (157,000 shares)	—	—	—	(1,541)	(1,703)	3,244	—	—
Forfeitures of restricted stock (275,397 shares)	—	—	—	3,918	1,770	(5,688)	—	—
Stock-based compensation	5,166	—	—	4,790	376	—	—	—
Net tax benefit shortfall from stock-based compensation	(4,123)	—	—	(4,123)	—	—	—	—
Allocation of ESOP stock	10,190	—	—	6,250	—	—	—	3,940
Balance at December 31, 2012	1,293,989	—	1,665	884,689	1,891,022	(1,406,755)	(73,090)	(3,542)

Net income	66,593	—	—	—	66,593	—	—	—
Other comprehensive income, net of tax	34,840	—	—	—	—	—	34,840	—
Issuance of Preferred Stock, Series C (135,000 shares)	129,796	129,796	—	—	—	—	—	—
Dividends on preferred stock ($53.44 per share)	(7,214)	—	—	—	(7,214)	—	—	—
Dividends on common stock ($0.16 per share)	(15,667)	—	—	—	(15,667)	—	—	—
Restricted stock grants (536,110 shares)	—	—	—	(5,200)	(5,878)	11,078	—	—
Forfeitures of restricted stock (113,468 shares)	—	—	—	1,234	1,110	(2,344)	—	—
Stock-based compensation	6,969	—	—	6,909	60	—	—	—
Net tax benefit shortfall from stock-based compensation	(800)	—	—	(800)	—	—	—	—
Allocation of ESOP stock	11,007	—	—	7,465	—	—	—	3,542
Balance at December 31, 2013	1,519,513	129,796	1,665	894,297	1,930,026	(1,398,021)	(38,250)	—

Net income	95,916	—	—	—	95,916	—	—	—
Other comprehensive loss, net of tax	(27,701)	—	—	—	—	—	(27,701)	—
Dividends on preferred stock ($65.00 per share)	(8,775)	—	—	—	(8,775)	—	—	—
Dividends on common stock ($0.16 per share)	(15,868)	—	—	—	(15,868)	—	—	—
Sales of treasury stock (615,340 shares)	8,121	—	—	—	(4,595)	12,716	—	—
Restricted stock grants (514,507 shares)	—	—	—	(6,472)	(4,160)	10,632	—	—
Forfeitures of restricted stock (31,408 shares)	—	—	—	374	275	(649)	—	—
Stock-based compensation	8,672	—	—	8,658	14	—	—	—
Net tax benefit excess from stock-based compensation	192	—	—	192	—	—	—	—
Balance at December 31, 2014	$1,580,070	$129,796	$1,665	$897,049	$1,992,833	$(1,375,322)	$(65,951)	$—

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In Thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$95,916	$66,593	$53,091
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on loans	11,738	20,511	26,101
Net amortization on securities and borrowings	9,021	15,794	16,762
Net provision for loan and real estate losses (credited) charged to operations	(8,113)	20,899	43,314
Depreciation and amortization	11,872	11,566	11,861
Net gain on sales of loans and securities	(1,012)	(9,059)	(17,333)
Mortgage servicing rights amortization and valuation allowance adjustments, net	2,522	(2,172)	4,840
Stock-based compensation and allocation of ESOP stock	8,672	17,976	15,356
Originations of loans held-for-sale	(105,176)	(256,048)	(380,356)
Proceeds from sales and principal repayments of loans held-for-sale	104,947	325,088	324,520
Decrease in accrued interest receivable	1,298	3,762	4,840
Bank owned life insurance income and insurance proceeds received, net	(7,393)	(5,220)	(8,518)
(Increase) decrease in other assets	(10,407)	51,231	101,170
Increase (decrease) in accrued expenses and other liabilities	20,191	(28,257)	(8,235)
Net cash provided by operating activities	134,076	232,664	187,413
Cash flows from investing activities:
Originations of loans receivable	(1,560,090)	(2,228,450)	(3,272,511)
Loan purchases through third parties	(196,283)	(407,532)	(942,873)
Principal payments on loans receivable	1,985,246	3,302,519	4,135,995
Proceeds from sales of delinquent and non-performing loans	181,295	19,511	23,220
Purchases of securities held-to-maturity	(630,366)	(850,716)	(533,687)
Purchases of securities available-for-sale	(25,479)	(221,080)	(256,901)
Principal payments on securities held-to-maturity	338,691	687,902	948,994
Principal payments on securities available-for-sale	40,906	95,687	201,147
Proceeds from sales of securities available-for-sale	14,447	41,640	60,318
Net redemptions (purchases) of Federal Home Loan Bank of New York stock	11,453	18,987	(39,527)
Redemption of Astoria Capital Trust I common securities	—	3,866	—
Proceeds from sales of real estate owned, net	49,089	35,949	59,892
Purchases of premises and equipment, net of proceeds from sales	(10,961)	(9,621)	(6,435)
Net cash provided by investing activities	197,948	488,662	377,632
Cash flows from financing activities:
Net decrease in deposits	(350,401)	(588,648)	(801,656)
Net increase in borrowings with original terms of three months or less	200,000	317,000	448,000
Proceeds from borrowings with original terms greater than three months	—	—	950,000
Repayments of borrowings with original terms greater than three months	(150,000)	(553,866)	(1,144,000)
Cash payments for debt issuance costs	—	—	(2,653)
Net increase (decrease) in mortgage escrow funds	5,942	(3,643)	2,260
Proceeds from sales of treasury stock	8,121	—	—
Proceeds from issuance of preferred stock	—	135,000	—
Cash payments for preferred stock issuance costs	—	(5,204)	—
Cash dividends paid to stockholders	(24,643)	(20,688)	(24,104)
Net tax benefit excess (shortfall) from stock-based compensation	192	(800)	(4,123)
Net cash used in financing activities	(310,789)	(720,849)	(576,276)
Net increase (decrease) in cash and cash equivalents	21,235	477	(11,231)
Cash and cash equivalents at beginning of year	121,950	121,473	132,704
Cash and cash equivalents at end of year	$143,185	$121,950	$121,473

Supplemental disclosures:
Interest paid	$150,026	$180,871	$258,503
Income taxes paid	$21,658	$28,820	$6,002
Additions to real estate owned	$43,532	$51,360	$43,270
Loans transferred to held-for-sale	$190,594	$16,605	$6,501

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

(a)            Basis of Presentation

The accompanying consolidated financial statements include the accounts of Astoria Financial Corporation and its wholly-owned subsidiaries: Astoria Bank and its subsidiaries, referred to as Astoria Bank, and AF Insurance Agency, Inc.  AF Insurance Agency, Inc. is a licensed life insurance agency which, through contractual agreements with various third parties, makes insurance products available primarily to the customers of Astoria Bank.  As used in this annual report, “we,” “us” and “our” refer to Astoria Financial Corporation and its consolidated subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

In addition to Astoria Bank and AF Insurance Agency, Inc., we had another subsidiary, Astoria Capital Trust I, which was not consolidated with Astoria Financial Corporation for financial reporting purposes.  On May 14, 2013, we filed a Certificate of Cancellation of Certificate of Trust of Astoria Capital Trust I with the Delaware Secretary of State.  See Note 7 for further discussion of Astoria Capital Trust I.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues, expenses and other comprehensive income/loss during the reporting periods.  The estimate of our allowance for loan losses, the valuation of mortgage servicing rights, or MSR, judgments regarding goodwill and securities impairment and the estimates related to our income taxes and pension plans and other postretirement benefits are particularly critical because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions and estimates about highly uncertain matters.  Actual results may differ from our assumptions, estimates and judgments.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(b)    Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and repurchase agreements with original maturities of three months or less.  We may purchase securities under agreements to resell (repurchase agreements).  These agreements represent short-term loans and are reflected as an asset in the consolidated statements of financial condition. There were no repurchase agreements outstanding at December 31, 2014 and 2013.

Astoria Bank is required by the Federal Reserve System to maintain cash reserves equal to a percentage of certain deposits.  The reserve requirement totaled $42.2 million at December 31, 2014 and $37.7 million at December 31, 2013.

(c)    Securities

Securities are classified as held-to-maturity, available-for-sale or trading.  Management determines the appropriate classification of securities at the time of acquisition.  Our securities available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity.  Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.  Premiums and discounts are recognized as adjustments to interest income using the interest method over the remaining period to contractual maturity, adjusted for prepayments.  Gains and losses on the sale of all securities are determined using the specific identification method and are reflected in earnings when realized.  For the years ended December 31, 2014, 2013 and 2012, we did not maintain a trading securities portfolio.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(d)    Federal Home Loan Bank of New York Stock

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

(e)               Loans Held-for-Sale

Loans held-for-sale, net, includes 15 and 30 year fixed rate one-to-four family, or residential, mortgage loans originated for sale that conform to government-sponsored enterprise, or GSE, guidelines (conforming loans), as well as certain delinquent and non-performing mortgage loans.

Generally, we originate 15 and 30 year conforming fixed rate residential mortgage loans for sale to various GSEs or other investors on a servicing released or retained basis.  The sale of such loans is generally arranged through a master commitment on a mandatory delivery or best efforts basis.  Loans held-for-sale are carried at the lower of cost or estimated fair value, as determined on an aggregate basis.  Net unrealized losses, if any, are recognized in a valuation allowance through charges to earnings.  Premiums and discounts and origination fees and costs on loans held-for-sale are deferred and recognized as a component of the gain or loss on sale.  Gains and losses on sales of loans held-for-sale are included in mortgage banking income, net, recognized on settlement dates and are determined by the difference between the sale proceeds and the carrying value of the loans.  These transactions are accounted for as sales based on our satisfaction of the criteria for such accounting which provide that, as transferor, we have surrendered control over the loans.

Upon our decision to sell certain delinquent and non-performing mortgage loans held in portfolio, we transfer them to held-for-sale at the lower of cost or fair value, less estimated selling costs.  Reductions in carrying values are reflected as a write-down of the recorded investment in the loans resulting in a new cost basis, with credit-related losses charged to the allowance for loan losses.  Such loans are assessed for impairment based on fair value at each reporting date.  Lower of cost or market write-downs, if any, are recognized in a valuation allowance through charges to earnings.  Increases in the fair value of non-performing loans held-for-sale are recognized only up to the amount of the previously recognized valuation allowances.  Lower of cost or market write-downs and recoveries are included in other non-interest income along with gains and losses recognized on sales of such loans.  Our delinquent and non-performing loans are sold without recourse, except as discussed in Note 9, and we do not provide financing.

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

We may agree, in certain instances, to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR.  Modifications as a result of a TDR may include, but are not limited to, interest rate modifications, payment deferrals, restructuring of payments to interest-only from amortizing and/or extensions of maturity dates.  Modifications which result in insignificant payment delays and payment shortfalls are generally not classified as a TDR.  Residential mortgage loans discharged in a Chapter 7 bankruptcy filing, or bankruptcy loans, are also reported as loans modified in a TDR as relief granted by a court is also viewed as a concession to the borrower in the loan agreement.  Loans modified in a TDR are individually classified as impaired loans and are initially placed on non-accrual status regardless of their delinquency status.  Loans modified in a TDR remain in non-accrual status until we determine that future collection of principal and interest is reasonably assured.  Where we have agreed to modify the contractual terms of a borrower’s loan, we require the borrower to demonstrate performance according to the restructured terms, generally for

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

a period of at least six months, prior to returning the loan to accrual status.  Loans modified in a TDR which have been returned to accrual status are excluded from non-performing loans but remain classified as impaired.

We establish and maintain an allowance for loan losses based on our evaluation of the probable inherent losses in our loan portfolio.  Loan charge-offs in the period the loans, or portions thereof, are deemed uncollectible reduce the allowance for loan losses.  Recoveries of amounts previously charged-off increase the allowance for loan losses in the period they are received. The allowance is adjusted through provisions for loan losses charged or credited to operations to increase or decrease the allowance, based on a comprehensive analysis of our loan portfolio.  We evaluate the adequacy of the allowance on a quarterly basis.  The allowance is comprised of both valuation allowances related to individual loans and general valuation allowances, although the total allowance for loan losses is available for losses applicable to the entire loan portfolio.  In estimating specific allocations of the allowance, we review loans deemed to be impaired and measure impairment losses based on either the fair value of the collateral, the present value of expected future cash flows, or the observable market price of the loan.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  When an impairment analysis indicates the need for a specific allocation of the allowance on an individual loan, such allocation would be established sufficient to cover probable incurred losses at the evaluation date based on the facts and circumstances of the loan.  When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged-off against the allowance for loan losses. For loans individually classified as impaired, the portion of the recorded investment in the loan in excess of the present value of the discounted cash flows of a modified loan or, for collateral dependent loans, the portion of the recorded investment in the loan in excess of the estimated fair value of the underlying collateral less estimated selling costs, is charged-off.

Residential mortgage and home equity and other consumer loan portfolios are generally reviewed collectively by delinquency and net loss trends. However, our residential mortgage loans are individually evaluated for impairment at 180 days past due and earlier in certain instances, including for loans to borrowers who have filed for bankruptcy, and, to the extent the loans remain delinquent, annually thereafter.  Updated estimates of collateral values on residential loans are obtained primarily through automated valuation models.

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

We segment our residential mortgage loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans and origination time periods and analyze our historical loss experience and delinquency levels and trends of these segments.  We analyze multi-family and commercial real estate mortgage loans by portfolio, geographic location and origination time periods.  We analyze our consumer and other loan portfolio by home equity lines of credit, commercial and industrial loans and other consumer loans and perform similar historical loss analyses.  In our analysis of non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral along with the migration of delinquent loans based on the portfolio segments noted above.  These analyses and the resulting loss rates are used as an integral part of our judgment in developing estimated loss percentages to apply to the loan portfolio segments. We monitor credit risk on interest-only hybrid adjustable rate mortgage, or ARM, loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner that we monitor credit risk on all interest-only hybrid ARM loans.  We monitor interest rate reset dates of our loan portfolio, in the aggregate, and the current interest rate environment and consider the impact, if any, on borrowers’ ability to continue to make timely principal and interest payments in determining our allowance for loan losses.  We also consider the size, composition, risk profile and delinquency levels of our loan portfolio, as well as our credit administration and asset management procedures.  We monitor property value trends in our market areas by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our general valuation allowances.  In addition, we evaluate and consider the impact that current and anticipated economic and market conditions may have on the loan portfolio and known and inherent risks in the portfolio.  We update our analyses quarterly and refine our evaluations as experience provides clearer guidance, our product offerings change and as economic conditions evolve.

We analyze our historical loss experience over 12, 15, 18 and 24 month periods. The loss history used in calculating our quantitative allowance coverage percentages varies based on loan type.  Also, for a particular loan type we may not have sufficient loss history to develop a reasonable estimate of loss and consider our loss experience for other, similar loan types and may evaluate those losses over a longer period than two years.  Additionally, multi-family and commercial real estate loss experience may be adjusted based on the composition of the losses (loan sales, short sales and partial charge-offs).  Our evaluation of loss experience factors

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

considers trends in such factors over the prior two years for substantially all of the loan portfolio, with the exception of multi-family and commercial real estate mortgage loans originated after 2010, for which our evaluation includes detailed modeling techniques.  These modeling techniques utilize data inputs for each loan in the portfolio, including credit facility terms and performance to date, property details and borrower financial performance data. The model also incorporates real estate market data from an established real estate market database company to forecast future performance of the properties, and includes a loan loss predictive model based on studies of defaulted commercial real estate loans. The model then generates a probability of default, loss given default and ultimately an estimated loss for each loan quarterly over the remaining life of the loan. The appropriate timeframe from which to assign an estimated loss percentage to the pool of loans is assessed by management. We update our historical loss analyses quarterly and evaluate the need to modify our quantitative allowances as a result of our updated charge-off and loss analyses.

We consider qualitative factors with the purpose of assessing the adequacy of the overall allowance for loan losses as well as the allocation of the allowance for loan losses by loan category.  The qualitative factors we consider generally include, but are not limited to, changes in (1) lending policies and procedures, (2) economic and business conditions and developments that affect collectibility of our loan portfolio, (3) the nature and volume of our loan portfolio and in the terms of loans, (4) the experience, ability and depth of lending management and other staff, (5) the volume and severity of past due, non-accrual and adversely classified loans, (6) the quality of the loan review system, (7) the value of underlying collateral, (8) the existence or effect of any credit concentrations and (9) external factors such as competition and legal or regulatory requirements.  In addition to the nine qualitative factors noted, we also review certain analytical information such as our coverage ratios and peer analysis.

Allowance adequacy calculations are adjusted quarterly, based on the results of our quantitative and qualitative analyses, to reflect our current estimates of the amount of probable losses inherent in our loan portfolio in determining our allowance for loan losses.  Allocations of the allowance to each loan category are adjusted quarterly to reflect probable inherent losses using the same quantitative and qualitative analyses used in connection with the overall allowance adequacy calculations.  The portion of the allowance allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance for loan losses is available for losses applicable to the entire loan portfolio. The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2014 and 2013.  Actual results could differ from our estimates as a result of changes in economic or market conditions.  Changes in estimates could result in a material change in the allowance for loan losses.  While we believe that the allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, future adjustments may be necessary if portfolio performance or economic or market conditions differ substantially from the conditions that existed at the time of the initial determinations.

(g)            Mortgage Servicing Rights

We recognize as separate assets the rights to service mortgage loans.  The right to service loans for others is generally obtained through the sale of residential mortgage loans with servicing retained.  The initial asset recognized for originated MSR is measured at fair value.  The fair value of MSR is estimated by reference to current market values of similar loans sold servicing released.  MSR are amortized in proportion to and over the period of estimated net servicing income.  We apply the amortization method for measurements of our MSR.  MSR are assessed for impairment based on fair value at each reporting date.  MSR impairment, if any, is recognized in a valuation allowance through charges to earnings.  Increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance.  Fees earned for servicing loans are reported as income, as a component of mortgage banking income, net, in the consolidated statements of income, when the related mortgage loan payments are collected.

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

We outsource the servicing of our residential mortgage loan portfolio, including our portfolio of mortgage loans serviced for other investors, to an unrelated third party under a sub-servicing agreement.  Fees paid under the sub-servicing agreement are reported as a component of occupancy, equipment and systems expense in the consolidated statements of income.

(h)               Premises and Equipment

Land is carried at cost.  Buildings and improvements, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization totaling $203.9 million at December 31, 2014 and $194.1 million at

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2013.  Buildings and improvements and furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized using the straight-line method over the shorter of the term of the related leases or the estimated useful lives of the improved property.

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

For purposes of our goodwill impairment testing, we have identified a single reporting unit.  We consider the quoted market price of our common stock on our impairment testing date as an initial indicator of estimating the fair value of our reporting unit.  We also consider our average stock price, both before and after our impairment test date, as well as market-based control premiums in determining the estimated fair value of our reporting unit.  In addition to our internal goodwill impairment analysis, we periodically obtain a goodwill impairment analysis from an independent third party valuation firm.  The independent third party utilizes multiple valuation approaches including comparable transactions, control premium, public market peers and discounted cash flow.  Management reviews the assumptions and inputs used in the third party analysis for reasonableness. At December 31, 2014, the carrying amount of our goodwill totaled $185.2 million.  As of September 30, 2014, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

(j)    Bank Owned Life Insurance

Bank owned life insurance, or BOLI, is carried at the amount that could be realized under our life insurance contract as of the date of the statement of financial condition and is classified as a non-interest-earning asset.  Increases in the carrying value are recorded as non-interest income and insurance proceeds received are recorded as a reduction of the carrying value.  The carrying value consisted of a cash surrender value of $402.1 million and a claims stabilization reserve of $28.7 million at December 31, 2014 and a cash surrender value of $395.8 million, a claims stabilization reserve of $27.6 million and deferred acquisition costs of $1,000 at December 31, 2013.  Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) and the deferred acquisition costs (costs incurred by the insurance carrier for the policy issuance) are guaranteed by the insurance carrier provided that certain conditions are met at the date of a contract surrender.  We satisfied these conditions at December 31, 2014 and 2013.

(k)     Real Estate Owned

Real estate owned, or REO, represents real estate acquired through foreclosure or by deed in lieu of foreclosure and is initially recorded at the lower of cost or fair value, less estimated selling costs.  Write-downs required at the time of acquisition are charged to the allowance for loan losses.  Thereafter, we maintain a valuation allowance, representing decreases in the properties’ estimated fair value, through charges to earnings.  Such charges are included in other non-interest expense along with any additional property maintenance and protection expenses incurred in owning the property.  REO is reported net of a valuation allowance of $839,000 at December 31, 2014 and $834,000 at December 31, 2013.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

at the maturities of the agreements.  We retain the right of substitution of collateral throughout the terms of the agreements.  The securities underlying the agreements are classified as encumbered securities in our consolidated statements of financial condition.

(m)    Derivative Financial Instruments

As part of our interest rate risk management, we may utilize, from time-to-time, derivative financial instruments which are recorded as either assets or liabilities in the consolidated statements of financial condition at fair value.  Changes in the fair values of derivatives are reported in our results of operations or other comprehensive income/loss depending on the use of the derivative and whether it qualifies for hedge accounting.  We may enter into derivative financial instruments with no hedging designation.  Changes in the fair values of these derivatives are recognized currently in our results of operations, generally in other non-interest expense.  We do not use derivatives for trading purposes.

(n)    Income Taxes

We use the asset and liability method to provide for income taxes on all transactions recorded in the consolidated financial statements.  Income tax expense consists of income taxes that are currently payable and deferred income taxes.  Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates, applicable to future years, to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and net operating loss carryforwards.  We assess our deferred tax assets and establish a valuation allowance if realization of a deferred tax asset is not considered to be more likely than not.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  Certain tax benefits attributable to stock options, restricted stock and restricted stock units, including the tax benefit related to dividends paid on unvested restricted stock awards, are credited to additional paid-in-capital.  We maintain a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty and evaluate each of our tax positions and strategies to determine whether the reserve continues to be appropriate.  Accruals of interest and penalties related to unrecognized tax benefits are recognized in income tax expense.

(o)            Earnings Per Common Share

Basic earnings per common share, or EPS, is computed pursuant to the two-class method by dividing net income available to common shareholders less dividends paid on participating securities (unvested shares of restricted common stock) and any undistributed earnings attributable to participating securities by the weighted average common shares outstanding during the year.  The weighted average common shares outstanding includes the weighted average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted common stock and, through December 31, 2013, unallocated common shares held by the Employee Stock Ownership Plan, or ESOP.  For EPS calculations, unallocated ESOP shares that had been committed to be released were considered outstanding.  ESOP shares that had not been committed to be released were excluded from outstanding shares on a weighted average basis for EPS calculations.  As of December 31, 2013, there were no remaining unallocated ESOP shares.

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

(p)            Employee Benefits

Astoria Bank has a qualified, non-contributory defined benefit pension plan, or the Astoria Bank Pension Plan, covering employees meeting specified eligibility criteria.  Astoria Bank’s policy is to fund pension costs in accordance with the minimum funding requirement.  In addition, Astoria Bank has non-qualified and unfunded supplemental retirement plans covering certain officers and directors including the Astoria Bank Excess Benefit Plan and the Astoria Bank Supplemental Benefit Plan, or the Astoria Excess and Supplemental Benefit Plans, and the Astoria Bank Directors’ Retirement Plan, or the Astoria Directors’ Retirement Plan.  Effective April 30, 2012, the Astoria Bank Pension Plan, the Astoria Excess and Supplemental Benefit Plans and the Astoria Directors’ Retirement Plan were amended to, among other things, change the manner in which benefits were computed for service through April 30, 2012 and to suspend accrual of additional benefits for all of the aforementioned plans effective April 30, 2012.  These amendments resulted in a significant reduction in net periodic cost for our defined benefit pension plans for periods subsequent to April 30, 2012.

We also sponsor a health care plan that provides for postretirement medical and dental coverage to select individuals.  The costs of postretirement benefits are accrued during an employee’s active working career.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Prior to January 1, 2014, we recorded compensation expense related to the ESOP at an amount equal to the shares allocated by the ESOP multiplied by the average fair value of our common stock during the year of allocation, plus the cash contributions made to participant accounts.  The difference between the fair value of shares for the period and the cost of the shares allocated by the ESOP was recorded as an adjustment to additional paid-in capital. As of December 31, 2013 all shares in the ESOP were allocated to participants and the plan was frozen. On April 1, 2014, the ESOP was merged into the Astoria Bank 401(k) Plan, or the 401(k) Plan, and all participant balances under the ESOP were transferred to participant accounts under the 401(k) Plan.

(q)     Stock Incentive Plans

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

In January 2014, the FASB issued ASU 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Qualified Affordable Housing Projects,” which applies to all reporting entities that invest in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  Prior to the effective date of ASU 2014-01, a reporting entity that invested in a qualified affordable housing project may have elected to account for that investment using the effective yield method if all of the conditions were met.  For those investments that were not accounted for using the effective yield method, they were required to be accounted for under either the equity method or the cost method.  Certain of the conditions required to be met to use the effective yield method were restrictive and thus prevented many such investments from qualifying for the use of the effective yield method.  The amendments in this update modify the conditions

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to use the proportional amortization method to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit).  Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments.  The amendments in ASU 2014-01 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.  Our adoption of this guidance on January 1, 2015 did not have an impact on our financial condition or results of operations.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860) — Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” which applies to all entities that enter into repurchase-to-maturity transactions or repurchase financings (reverse repurchase agreements or securities sold under agreements to repurchase).  The amendments in this update change the accounting for repurchase-to-maturity transactions and linked repurchase financings (a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty) to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.  In addition, the amendments in this update require an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements and provide disclosures to increase transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  The amendments in ASU 2014-11 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.  Early application for a public business entity is prohibited.  All of our repurchase agreements (reverse repurchase agreements) are accounted for as secured borrowings.  Therefore, our adoption of this guidance on January 1, 2015 did not have an impact on our financial condition or results of operations.

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

(2)    Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At December 31, 2014
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs (1)	$266,946	$3,608	$(1,556)	$268,998
Non-GSE issuance REMICs and CMOs	5,071	34	(1)	5,104
GSE pass-through certificates	12,919	640	(2)	13,557
Total residential mortgage-backed securities	284,936	4,282	(1,559)	287,659
Obligations of GSEs	98,680	—	(1,982)	96,698
Fannie Mae stock	15	—	(13)	2
Total securities available-for-sale	$383,631	$4,282	$(3,554)	$384,359
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,575,402	$14,536	$(14,041)	$1,575,897
Non-GSE issuance REMICs and CMOs	2,482	31	(7)	2,506
GSE pass-through certificates	281,685	2,442	(3,877)	280,250
Total residential mortgage-backed securities	1,859,569	17,009	(17,925)	1,858,653
Multi-family mortgage-backed securities:
GSE issuance REMICs	154,381	554	(590)	154,345
Obligations of GSEs	119,336	42	(1,523)	117,855
Other	518	—	—	518
Total securities held-to-maturity	$2,133,804	$17,605	$(20,038)	$2,131,371
 (1) Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2013
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$292,131	$1,077	$(7,134)	$286,074
Non-GSE issuance REMICs and CMOs	7,516	57	(1)	7,572
GSE pass-through certificates	16,120	770	(2)	16,888
Total residential mortgage-backed securities	315,767	1,904	(7,137)	310,534
Obligations of GSEs	98,675	—	(7,522)	91,153
Fannie Mae stock	15	—	(12)	3
Total securities available-for-sale	$414,457	$1,904	$(14,671)	$401,690
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,474,506	$12,877	$(33,925)	$1,453,458
Non-GSE issuance REMICs and CMOs	3,833	61	(10)	3,884
GSE pass-through certificates	282,473	85	(10,089)	272,469
Total residential mortgage-backed securities	1,760,812	13,023	(44,024)	1,729,811
Obligations of GSEs	88,128	—	(7,403)	80,725
Other	586	—	—	586
Total securities held-to-maturity	$1,849,526	$13,023	$(51,427)	$1,811,122

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

	At December 31, 2014
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$20,587	$(159)	$75,444	$(1,397)	$96,031	$(1,556)
Non-GSE issuance REMICs and CMOs	—	—	96	(1)	96	(1)
GSE pass-through certificates	53	(1)	64	(1)	117	(2)
Obligations of GSEs	24,586	(395)	72,112	(1,587)	96,698	(1,982)
Fannie Mae stock	—	—	2	(13)	2	(13)
Total temporarily impaired securities available-for-sale	$45,226	$(555)	$147,718	$(2,999)	$192,944	$(3,554)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$121,861	$(302)	$500,348	$(13,739)	$622,209	$(14,041)
Non-GSE issuance REMICs and CMOs	—	—	294	(7)	294	(7)
GSE pass-through certificates	—	—	164,453	(3,877)	164,453	(3,877)
Multi-family mortgage backed securities:
GSE issuance REMICs	100,355	(590)	—	—	100,355	(590)
Obligations of GSEs	—	—	79,413	(1,523)	79,413	(1,523)
Total temporarily impaired securities held-to-maturity	$222,216	$(892)	$744,508	$(19,146)	$966,724	$(20,038)

	At December 31, 2013
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$243,149	$(7,134)	$—	$—	$243,149	$(7,134)
Non-GSE issuance REMICs and CMOs	—	—	132	(1)	132	(1)
GSE pass-through certificates	172	(1)	70	(1)	242	(2)
Obligations of GSEs	91,153	(7,522)	—	—	91,153	(7,522)
Fannie Mae stock	—	—	3	(12)	3	(12)
Total temporarily impaired securities available-for-sale	$334,474	$(14,657)	$205	$(14)	$334,679	$(14,671)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$719,715	$(25,611)	$151,581	$(8,314)	$871,296	$(33,925)
Non-GSE issuance REMICs and CMOs	392	(10)	—	—	392	(10)
GSE pass-through certificates	230,795	(10,088)	28	(1)	230,823	(10,089)
Obligations of GSEs	80,725	(7,403)	—	—	80,725	(7,403)
Total temporarily impaired securities held-to-maturity	$1,031,627	$(43,112)	$151,609	$(8,315)	$1,183,236	$(51,427)

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

We held 80 securities which had an unrealized loss at December 31, 2014 and 109 at December 31, 2013.  At December 31, 2014 and 2013, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to the change in interest rates.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  None of the unrealized losses are related to credit losses.  Therefore, at December 31, 2014 and 2013, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

Proceeds from sales of securities from the available-for-sale portfolio totaled $14.4 million, resulting in gross realized gains of $141,000, during the year ended December 31, 2014, $41.6 million, resulting in gross realized gains of $2.1 million, during the year ended December 31, 2013 and $60.3 million, resulting in gross realized gains of $8.5 million, during the year ended December 31, 2012.

At December 31, 2014, available-for-sale debt securities, excluding mortgage-backed securities, had an amortized cost of $98.7 million, an estimated fair value of $96.7 million and contractual maturities in 2021 and 2022.  At December 31, 2014, held-to-maturity debt securities, excluding mortgage-backed securities, had an amortized cost of $119.9 million, an estimated fair value of $118.4 million and contractual maturities in 2021 and 2023.  Actual maturities may differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

At December 31, 2014, the amortized cost of callable securities in our portfolio totaled $218.0 million, of which $201.6 million are callable within one year and at various times thereafter.

The balance of accrued interest receivable for securities totaled $6.7 million at December 31, 2014 and $6.3 million at December 31, 2013.

(3)            Loans Held-for-Sale

Non-performing loans held-for-sale, net of valuation allowances, included in loans held-for-sale, net, totaled $153,000 at December 31, 2014 and $791,000 at December 31, 2013.  At December 31, 2014, we held-for-sale one non-performing multi-family mortgage loan. Substantially all of the non-performing loans held-for-sale at December 31, 2013 were multi-family mortgage loans.

We sold certain delinquent and non-performing mortgage loans, primarily multi-family and commercial real estate loans, totaling $4.9 million, net of charge-offs of $517,000 during the year ended December 31, 2014, $19.4 million, net of charge-offs of $5.2 million, during the year ended December 31, 2013 and $22.0 million, net of charge-offs of $11.5 million, during the year ended December 31, 2012.  In addition, during the 2014 third quarter we sold a pool of non-performing residential mortgage loans, substantially all of which were 90 days or more past due, which were designated as held-for-sale at June 30, 2014. For additional information on this pool of loans, see Note 4.

Net loss on sales of non-performing loans held-for-sale totaled $892,000 for the year ended December 31, 2014. Net gain on sales of non-performing loans held-for-sale totaled $122,000 for the year ended December 31, 2013 and $1.3 million for the year ended December 31, 2012. There were no lower of cost or market write-downs on non-performing loans held-for-sale for the year ended December 31, 2014. We recorded net lower of cost or market write-downs on non-performing loans held-for-sale totaling $87,000 for the year ended December 31, 2013 and $272,000 for the year ended December 31, 2012.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(4)     Loans Receivable and Allowance for Loan Losses

The following tables set forth the composition of our loans receivable portfolio, and an aging analysis by accruing and non-accrual loans, by segment and class at the dates indicated.

	At December 31, 2014
	Past Due
	30-59	60-89	90 Days	Total
(In Thousands)	Days	Days	or More	Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$13,943	$7,332	$—	$21,275	$804,880	$826,155
Full documentation amortizing	25,878	7,611	144	33,633	4,948,391	4,982,024
Reduced documentation interest-only	18,490	2,584	—	21,074	547,350	568,424
Reduced documentation amortizing	11,024	1,648	—	12,672	384,250	396,922
Total residential	69,335	19,175	144	88,654	6,684,871	6,773,525
Multi-family	3,646	2,222	1,790	7,658	3,893,539	3,901,197
Commercial real estate	1,686	493	2,159	4,338	863,615	867,953
Total mortgage loans	74,667	21,890	4,093	100,650	11,442,025	11,542,675
Consumer and other loans (gross):
Home equity and other consumer	2,430	962	—	3,392	175,121	178,513
Commercial and industrial	—	—	—	—	64,815	64,815
Total consumer and other loans	2,430	962	—	3,392	239,936	243,328
Total accruing loans	$77,097	$22,852	$4,093	$104,042	$11,681,961	$11,786,003
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$2,371	$358	$11,502	$14,231	$13,796	$28,027
Full documentation amortizing	204	238	14,211	14,653	7,016	21,669
Reduced documentation interest-only	820	453	16,289	17,562	25,022	42,584
Reduced documentation amortizing	596	1,066	2,843	4,505	3,226	7,731
Total residential	3,991	2,115	44,845	50,951	49,060	100,011
Multi-family	648	346	7,127	8,121	3,735	11,856
Commercial real estate	790	—	729	1,519	4,293	5,812
Total mortgage loans	5,429	2,461	52,701	60,591	57,088	117,679
Consumer and other loans (gross):
Home equity and other consumer	—	—	6,040	6,040	—	6,040
Commercial and industrial	—	—	—	—	—	—
Total consumer and other loans	—	—	6,040	6,040	—	6,040
Total non-accrual loans	$5,429	$2,461	$58,741	$66,631	$57,088	$123,719
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$16,314	$7,690	$11,502	$35,506	$818,676	$854,182
Full documentation amortizing	26,082	7,849	14,355	48,286	4,955,407	5,003,693
Reduced documentation interest-only	19,310	3,037	16,289	38,636	572,372	611,008
Reduced documentation amortizing	11,620	2,714	2,843	17,177	387,476	404,653
Total residential	73,326	21,290	44,989	139,605	6,733,931	6,873,536
Multi-family	4,294	2,568	8,917	15,779	3,897,274	3,913,053
Commercial real estate	2,476	493	2,888	5,857	867,908	873,765
Total mortgage loans	80,096	24,351	56,794	161,241	11,499,113	11,660,354
Consumer and other loans (gross):
Home equity and other consumer	2,430	962	6,040	9,432	175,121	184,553
Commercial and industrial	—	—	—	—	64,815	64,815
Total consumer and other loans	2,430	962	6,040	9,432	239,936	249,368
Total loans	$82,526	$25,313	$62,834	$170,673	$11,739,049	$11,909,722
Net unamortized premiums and
deferred loan origination costs						47,726
Loans receivable						11,957,448
Allowance for loan losses						(111,600)
Loans receivable, net						$11,845,848

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	At December 31, 2013
	Past Due
	30-59	60-89	90 Days	Total
(In Thousands)	Days	Days	or More	Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$27,291	$5,220	$—	$32,511	$1,249,462	$1,281,973
Full documentation amortizing	31,189	7,415	151	38,755	5,325,944	5,364,699
Reduced documentation interest-only	22,635	5,208	—	27,843	693,660	721,503
Reduced documentation amortizing	8,993	2,311	—	11,304	352,322	363,626
Total residential	90,108	20,154	151	110,413	7,621,388	7,731,801
Multi-family	12,740	970	—	13,710	3,270,206	3,283,916
Commercial real estate	1,729	1,690	233	3,652	801,690	805,342
Total mortgage loans	104,577	22,814	384	127,775	11,693,284	11,821,059
Consumer and other loans (gross):
Home equity and other consumer	3,177	1,340	—	4,517	198,426	202,943
Commercial and industrial	—	—	—	—	30,758	30,758
Total consumer and other loans	3,177	1,340	—	4,517	229,184	233,701
Total accruing loans	$107,754	$24,154	$384	$132,292	$11,922,468	$12,054,760
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$2,185	$582	$78,271	$81,038	$19,190	$100,228
Full documentation amortizing	1,327	653	41,934	43,914	10,844	54,758
Reduced documentation interest-only	2,065	579	87,910	90,554	27,604	118,158
Reduced documentation amortizing	617	425	26,112	27,154	5,177	32,331
Total residential	6,194	2,239	234,227	242,660	62,815	305,475
Multi-family	1,104	357	9,054	10,515	2,024	12,539
Commercial real estate	930	—	921	1,851	5,773	7,624
Total mortgage loans	8,228	2,596	244,202	255,026	70,612	325,638
Consumer and other loans (gross):
Home equity and other consumer	—	—	5,948	5,948	32	5,980
Commercial and industrial	—	—	—	—	—	—
Total consumer and other loans	—	—	5,948	5,948	32	5,980
Total non-accrual loans	$8,228	$2,596	$250,150	$260,974	$70,644	$331,618
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$29,476	$5,802	$78,271	$113,549	$1,268,652	$1,382,201
Full documentation amortizing	32,516	8,068	42,085	82,669	5,336,788	5,419,457
Reduced documentation interest-only	24,700	5,787	87,910	118,397	721,264	839,661
Reduced documentation amortizing	9,610	2,736	26,112	38,458	357,499	395,957
Total residential	96,302	22,393	234,378	353,073	7,684,203	8,037,276
Multi-family	13,844	1,327	9,054	24,225	3,272,230	3,296,455
Commercial real estate	2,659	1,690	1,154	5,503	807,463	812,966
Total mortgage loans	112,805	25,410	244,586	382,801	11,763,896	12,146,697
Consumer and other loans (gross):
Home equity and other consumer	3,177	1,340	5,948	10,465	198,458	208,923
Commercial and industrial	—	—	—	—	30,758	30,758
Total consumer and other loans	3,177	1,340	5,948	10,465	229,216	239,681
Total loans	$115,982	$26,750	$250,534	$393,266	$11,993,112	$12,386,378
Net unamortized premiums and
deferred loan origination costs						55,688
Loans receivable						12,442,066
Allowance for loan losses						(139,000)
Loans receivable, net						$12,303,066

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At June 30, 2014, we designated a pool of non-performing residential mortgage loans, substantially all of which were 90 days or more past due, as held-for-sale. In connection with the designation of the pool of loans as held-for-sale, we recorded a loan charge-off of $8.7 million against the allowance for loan losses during the 2014 second quarter to write down the pool of loans from its immediately previous aggregate recorded investment of $195.0 million to its estimated fair value at the time of $186.3 million. As a result of our quarterly review of the adequacy of the allowance for loan losses as of June 30, 2014, $5.7 million of reserves previously attributable to this pool of loans was deemed no longer required and was credited to the provision for loan losses as a reserve release in the 2014 second quarter. On July 31, 2014, we completed a bulk sale transaction of substantially all of the non-performing residential mortgage loans held-for-sale at terms approximating their carrying value at June 30, 2014. Total loans sold in that transaction had a carrying value of $173.7 million, reflecting the previous write down to the estimated fair value through June 30, 2014. The majority of the remaining loans from the pool designated as held-for-sale as of June 30, 2014 were either foreclosed upon and transferred to REO or were satisfied via short sales or payoffs during the 2014 third quarter with no material impact on our financial condition or results of operations. On September 12, 2014, we completed a second sale transaction, with the same counterparty as the bulk sale transaction, in which we sold all of the remaining non-performing residential mortgage loans held-for-sale with a carrying value of $4.0 million, reflecting the previous write down to the estimated fair value through June 30, 2014, and recorded a loss on the sale of such loans in the 2014 third quarter of $920,000.

Our residential mortgage loans consist primarily of interest-only and amortizing hybrid ARM loans.  We offer amortizing hybrid ARM loans which initially have a fixed rate for five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period and require the borrower to make principal and interest payments during the entire loan term.  Prior to 2014, we also offered amortizing hybrid ARM loans with an initial fixed rate period of three years. Prior to the 2010 fourth quarter, we offered interest-only hybrid ARM loans, which have an initial fixed rate for five or seven years and convert into one year interest-only ARM loans at the end of the initial fixed rate period.  Our interest-only hybrid ARM loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  We do not originate one year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  Our hybrid ARM loans may be offered with an initial interest rate which is less than the fully indexed rate for the loan at the time of origination, referred to as a discounted rate.  We determine the initial interest rate in accordance with market and competitive factors giving consideration to the spread over our funding sources in conjunction with our overall interest rate risk management strategies.  Residential interest-only hybrid ARM loans originated prior to 2007 were underwritten at the initial note rate which may have been a discounted rate.  Such loans totaled $1.06 billion at December 31, 2014 and $1.66 billion at December 31, 2013.  We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.

Within our residential mortgage loan portfolio we have reduced documentation loan products, which totaled $1.02 billion at December 31, 2014 and $1.24 billion at December 31, 2013.  Reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans.  To a lesser extent, reduced documentation loans in our portfolio also include SISA (stated income, stated asset) loans, which totaled $148.9 million at December 31, 2014 and $193.0 million at December 31, 2013.  SIFA and SISA loans require a prospective borrower to complete a standard mortgage loan application.  Reduced documentation loans require the receipt of an appraisal of the real estate used as collateral for the mortgage loan and a credit report on the prospective borrower.  In addition, SIFA loans require the verification of a potential borrower’s asset information on the loan application, but not the income information provided.  During the 2007 fourth quarter, we stopped offering reduced documentation loans.

Included in loans receivable at December 31, 2014 are loans in the process of foreclosure collateralized by residential real estate property with a recorded investment of $24.7 million.

Accrued interest receivable on all loans totaled $29.9 million at December 31, 2014 and $31.7 million at December 31, 2013. If all non-accrual loans at December 31, 2014, 2013 and 2012 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $5.6 million for the year ended December 31, 2014, $15.6 million for the year ended December 31, 2013 and $16.8 million for the year ended December 31, 2012.  This compares to actual payments recorded as interest income, with respect to such loans, of $3.6 million for the year ended December 31, 2014, $6.2 million for the year ended December 31, 2013 and $4.3 million for the year ended December 31, 2012.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the changes in our allowance for loan losses by loan receivable segment for the years indicated.

	Mortgage Loans			Consumer and Other Loans
(In Thousands)	Residential	Multi- Family	Commercial Real Estate		Total
Balance at December 31, 2011	$105,991	$35,422	$11,972	$3,800	$157,185
Provision charged to operations	24,663	6,161	5,038	4,538	40,400
Charge-offs	(49,794)	(6,275)	(2,607)	(2,541)	(61,217)
Recoveries	8,407	206	1	519	9,133
Balance at December 31, 2012	89,267	35,514	14,404	6,316	145,501
Provision charged to operations	9,368	4,684	1,945	3,604	19,601
Charge-offs	(26,644)	(4,732)	(3,748)	(1,916)	(37,040)
Recoveries	8,346	1,237	535	820	10,938
Balance at December 31, 2013	80,337	36,703	13,136	8,824	139,000
Provision (credited) charged to operations	(23,464)	5,337	6,949	1,709	(9,469)
Charge-offs	(19,868)	(4,365)	(3,283)	(2,073)	(29,589)
Recoveries	9,278	1,575	440	365	11,658
Balance at December 31, 2014	$46,283	$39,250	$17,242	$8,825	$111,600

The following table sets forth the balances of our residential interest-only mortgage loans at December 31, 2014 by the year in which such loans are scheduled to enter their amortization period.

(In Thousands)	Recorded Investment
Amortization scheduled to begin in:
2015	$573,633
2016	415,608
2017	390,439
2018 and thereafter	85,510
Total	$1,465,190

The following tables set forth the balances of our residential mortgage and consumer and other loan receivable segments by class and credit quality indicator at the dates indicated.

	At December 31, 2014
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity and Other Consumer	Commercial and Industrial
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing
Performing	$826,155	$4,981,880	$568,424	$396,922	$178,513	$64,815
Non-performing:
Current or past due less than 90 days	16,525	7,458	26,295	4,888	—	—
Past due 90 days or more	11,502	14,355	16,289	2,843	6,040	—
Total	$854,182	$5,003,693	$611,008	$404,653	$184,553	$64,815

	At December 31, 2013
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity and Other Consumer	Commercial and Industrial
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing
Performing	$1,281,973	$5,364,548	$721,503	$363,626	$202,943	$30,758
Non-performing:
Current or past due less than 90 days	21,957	12,824	30,248	6,219	32	—
Past due 90 days or more	78,271	42,085	87,910	26,112	5,948	—
Total	$1,382,201	$5,419,457	$839,661	$395,957	$208,923	$30,758

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the balances of our multi-family and commercial real estate mortgage loan receivable segments by credit quality indicator at the dates indicated.

	At December 31,
	2014		2013
(In Thousands)	Multi-Family	Commercial Real Estate	Multi-Family	Commercial Real Estate
Not criticized	$3,850,068	$817,404	$3,209,786	$759,114
Criticized:
Special mention	30,975	22,584	14,063	9,760
Substandard	31,264	32,664	72,606	44,092
Doubtful	746	1,113	—	—
Total	$3,913,053	$873,765	$3,296,455	$812,966

The following tables set forth the balances of our loans receivable and the related allowance for loan loss allocation by segment and by the impairment methodology followed in determining the allowance for loan losses at the dates indicated.

	At December 31, 2014
	Mortgage Loans			Consumer and Other Loans
(In Thousands)	Residential	Multi-Family	Commercial Real Estate		Total
Loans:
Individually evaluated for impairment	$181,402	$42,611	$19,270	$5,153	$248,436
Collectively evaluated for impairment	6,692,134	3,870,442	854,495	244,215	11,661,286
Total loans	$6,873,536	$3,913,053	$873,765	$249,368	$11,909,722
Allowance for loan losses:
Individually evaluated for impairment	$10,304	$3,172	$2,446	$3,810	$19,732
Collectively evaluated for impairment	35,979	36,078	14,796	5,015	91,868
Total allowance for loan losses	$46,283	$39,250	$17,242	$8,825	$111,600

	At December 31, 2013
	Mortgage Loans			Consumer and Other Loans
(In Thousands)	Residential	Multi-Family	Commercial Real Estate		Total
Loans:
Individually evaluated for impairment	$311,930	$52,538	$20,054	$—	$384,522
Collectively evaluated for impairment	7,725,346	3,243,917	792,912	239,681	12,001,856
Total loans	$8,037,276	$3,296,455	$812,966	$239,681	$12,386,378
Allowance for loan losses:
Individually evaluated for impairment	$18,352	$2,877	$302	$—	$21,531
Collectively evaluated for impairment	61,985	33,826	12,834	8,824	117,469
Total allowance for loan losses	$80,337	$36,703	$13,136	$8,824	$139,000

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes information related to our impaired loans by segment and class at the dates indicated.

	At December 31,
	2014				2013
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$55,352	$46,331	$(3,391)	$42,940	$142,659	$109,877	$(6,019)	$103,858
Full documentation amortizing	43,044	39,994	(1,425)	38,569	41,136	36,091	(2,458)	33,633
Reduced documentation interest-only	90,171	76,960	(4,661)	72,299	183,280	140,357	(7,673)	132,684
Reduced documentation amortizing	19,463	18,117	(827)	17,290	30,660	25,605	(2,202)	23,403
Multi-family	34,972	28,109	(3,172)	24,937	19,748	19,748	(2,877)	16,871
Commercial real estate	24,991	19,270	(2,446)	16,824	5,790	5,790	(302)	5,488
Consumer and other loans:
Home equity lines of credit	5,436	5,153	(3,810)	1,343	—	—	—	—
Without an allowance recorded:
Mortgage loans:
Multi-family	16,308	14,502	—	14,502	39,871	32,790	—	32,790
Commercial real estate	—	—	—	—	19,988	14,264	—	14,264
Total impaired loans	$289,737	$248,436	$(19,732)	$228,704	$483,132	$384,522	$(21,531)	$362,991

The following table sets forth the average recorded investment, interest income recognized and cash basis interest income related to our impaired loans by segment and class for the years indicated.

	For the Year Ended December 31,
	2014			2013			2012
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$84,264	$1,860	$1,920	$106,720	$2,938	$3,068	$10,436	$348	$350
Full documentation amortizing	38,340	1,491	1,498	30,790	948	974	4,482	193	200
Reduced documentation interest-only	112,172	3,646	3,671	145,490	4,179	4,371	11,352	542	543
Reduced documentation amortizing	22,137	655	653	25,460	696	729	2,445	114	119
Multi-family	30,291	1,320	1,339	19,130	737	789	48,196	663	715
Commercial real estate	17,341	1,065	1,154	8,112	367	377	12,724	495	540
Consumer and other loans:
Home equity lines of credit	5,202	45	54	—	—	—	—	—	—
Without an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	—	—	—	11,547	—	—	82,631	1,633	1,739
Full documentation amortizing	365	—	—	3,517	—	—	17,554	299	332
Reduced documentation interest-only	—	—	—	1,669	—	—	115,593	2,555	2,655
Reduced documentation amortizing	—	—	—	—	—	—	17,319	367	384
Multi-family	17,225	632	633	33,193	1,606	1,671	14,617	2,053	2,088
Commercial real estate	2,853	—	—	10,947	745	698	5,411	519	547
Total impaired loans	$330,190	$10,714	$10,922	$396,575	$12,216	$12,677	$342,760	$9,781	$10,212

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth information about our mortgage loans receivable by segment and class at December 31, 2014, 2013 and 2012 which were modified in a TDR during the years indicated.

	Modifications During the Year Ended December 31,
	2014			2013			2012
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at December 31, 2014	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at December 31, 2013	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at December 31, 2012
Residential:
Full documentation interest-only	21	$9,244	$8,726	26	$6,760	$6,730	20	$4,390	$4,355
Full documentation amortizing	4	889	812	11	3,753	3,734	11	3,319	3,291
Reduced documentation interest-only	19	6,819	6,774	37	12,199	12,227	29	11,141	11,125
Reduced documentation amortizing	5	809	745	11	3,404	3,325	14	3,984	3,860
Multi-family	4	2,501	1,981	8	6,751	5,888	16	36,262	32,005
Commercial real estate	3	2,482	2,433	7	10,232	9,104	3	3,898	2,305
Total	56	$22,744	$21,471	100	$43,099	$41,008	93	$62,994	$56,941

The following table sets forth information about our mortgage loans receivable by segment and class at December 31, 2014, 2013 and 2012 which were modified in a TDR during the years ended December 31, 2014, 2013 and 2012 and had a payment default subsequent to the modification during the years indicated.

	During the Year Ended December 31,
	2014		2013		2012
(Dollars In Thousands)	Number of Loans	Recorded Investment at December 31, 2014	Number of Loans	Recorded Investment at December 31, 2013	Number of Loans	Recorded Investment at December 31, 2012
Residential:
Full documentation interest-only	1	$621	11	$2,191	1	$165
Full documentation amortizing	2	319	4	1,334	2	643
Reduced documentation interest-only	3	1,123	17	4,190	5	1,829
Reduced documentation amortizing	—	—	3	788	4	1,628
Multi-family	3	1,400	2	1,018	2	3,589
Total	9	$3,463	37	$9,521	14	$7,854

The following table details the percentage of our total residential mortgage loans at December 31, 2014 by state where we have a concentration of greater than 5% of our total residential mortgage loans or total non-performing residential mortgage loans.

State	Percent of Total Residential Loans	Percent of Total Non-Performing Residential Loans
New York	29.6%	11.4%
Connecticut	9.9	4.5
Illinois	8.8	14.3
Massachusetts	8.6	4.4
Virginia	7.5	10.3
New Jersey	6.9	14.0
Maryland	6.4	14.9
California	5.7	11.9

At December 31, 2014, substantially all of our multi-family and commercial real estate mortgage loans were secured by properties located in the New York metropolitan area, which includes New York, New Jersey and Connecticut. At December 31, 2014, 85%

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

of the non-performing multi-family and commercial real estate mortgage loans were secured by properties located in the New York metropolitan area with the remainder in Pennsylvania.

(5) Mortgage Servicing Rights

We own rights to service mortgage loans for investors with aggregate unpaid principal balances of $1.45 billion at December 31, 2014 and $1.50 billion at December 31, 2013, which are not reflected in the accompanying consolidated statements of financial condition.  As described in Note 1, we outsource our residential mortgage loan servicing to a third party under a sub-servicing agreement.

The estimated fair value of our MSR was $11.4 million at December 31, 2014 and $12.8 million at December 31, 2013.  The fair value of MSR is highly sensitive to changes in assumptions.  See Note 16 for a description of the assumptions used to estimate the fair value of MSR.

The following table summarizes MSR activity for the years indicated.

	For the Year Ended December 31,
(In Thousands)	2014	2013	2012
Carrying amount before valuation allowance at beginning of year	$15,595	$15,143	$15,401
Additions – servicing obligations that result from transfers of financial assets	1,123	3,681	3,651
Amortization	(2,582)	(3,229)	(3,909)
Carrying amount before valuation allowance at end of year	14,136	15,595	15,143
Valuation allowance at beginning of year	(2,795)	(8,196)	(7,265)
Recovery of (provision for) valuation allowance	60	5,401	(931)
Valuation allowance at end of year	(2,735)	(2,795)	(8,196)
Net carrying amount at end of year	$11,401	$12,800	$6,947

The following table summarizes mortgage banking income, net, for the years indicated.

	For the Year Ended December 31,
(In Thousands)	2014	2013	2012
Loan servicing fees	$4,085	$4,189	$4,070
Net gain on sales of loans	1,763	6,880	7,590
Amortization of MSR	(2,582)	(3,229)	(3,909)
Recovery of (provision for) valuation allowance on MSR	60	5,401	(931)
Total mortgage banking income, net	$3,326	$13,241	$6,820

At December 31, 2014, estimated future MSR amortization through 2019 was as follows:  $2.3 million for 2015, $2.0 million for 2016, $1.6 million for 2017, $1.4 million for 2018 and $1.2 million for 2019.  Actual results will vary depending upon the level of repayments on the loans currently serviced.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(6)            Deposits

The following table summarizes deposits at the dates indicated.

	At December 31,
		2014			2013
(Dollars in Thousands)	Weighted Average Rate	Balance	Percent of Total	Weighted Average Rate	Balance	Percent of Total
Core deposits:
Savings	0.05%	$2,237,142	23.54%	0.05%	$2,493,899	25.31%
Money market	0.24	2,373,484	24.96	0.25	1,972,136	20.01
NOW	0.06	1,331,345	14.01	0.06	1,231,890	12.50
Non-interest bearing NOW and demand deposit	—	867,432	9.13	—	865,588	8.78
Total core deposits	0.11	6,809,403	71.64	0.11	6,563,513	66.60
Certificates of deposit	1.47	2,695,506	28.36	1.50	3,291,797	33.40
Total deposits	0.50%	$9,504,909	100.00%	0.57%	$9,855,310	100.00%

The aggregate amount of certificates of deposit with balances equal to or greater than $100,000 was $871.2 million at December 31, 2014 and $1.06 billion at December 31, 2013.  There were no brokered certificates of deposit at December 31, 2014 and 2013.

The following table details the scheduled maturities of our certificates of deposit at December 31, 2014.

Year	Weighted Average Rate	Balance	Percent of Total
		(In Thousands)
2015	1.44%	$1,577,360	58.52%
2016	1.78	551,619	20.46
2017	1.09	277,620	10.30
2018	1.10	101,213	3.76
2019	1.50	186,384	6.91
2020 and thereafter	1.70	1,310	0.05
Total	1.47%	$2,695,506	100.00%

The following table summarizes interest expense on deposits for the years indicated.

	For the Year Ended December 31,
(In Thousands)	2014	2013	2012
Savings	$1,182	$1,329	$4,437
Money market	5,527	5,646	8,944
Interest-bearing NOW	706	691	978
Certificates of deposit	43,940	54,951	83,662
Total interest expense on deposits	$51,355	$62,617	$98,021

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(7) Borrowings

The following table summarizes our borrowings at the dates indicated.

	At December 31,
	2014		2013
(Dollars in Thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal funds purchased	$455,000	0.31%	$335,000	0.28%
Reverse repurchase agreements	1,100,000	3.62	1,100,000	3.87
FHLB-NY advances	2,384,000	1.72	2,454,000	1.79
Other borrowings, net	248,691	5.00	248,161	5.00
Total borrowings, net	$4,187,691	2.26%	$4,137,161	2.41%

Through the Federal Reserve Bank of New York discount window we have the ability to borrow additional funds should the need arise on a short-term basis, primarily overnight. Our borrowing capacity through the discount window totaled approximately $350.0 million at December 31, 2014. In order to have the ability to borrow through the discount window, the Federal Reserve Bank of New York requires that collateral is pledged. In accordance with such requirements, at December 31, 2014, we had pledged as collateral with the Federal Reserve Bank of New York securities with an amortized cost of $102.1 million and commercial real estate mortgage loans with an unpaid principal balance of $601.2 million. We view the discount window as a secondary source of liquidity and, during 2014 and 2013, we did not utilize this source.

Federal Funds Purchased

The outstanding federal funds purchased at December 31, 2014 and 2013 were due overnight. During the year ended December 31, 2014, federal funds purchased averaged $377.1 million with a weighted average interest rate of 0.30% and the maximum amount outstanding at any month end was $455.0 million. During the year ended December 31, 2013, federal funds purchased averaged $209.4 million with a weighted average interest rate of 0.28% and the maximum outstanding at any month end was $335.0 million.  There were no federal funds purchased outstanding at or during the year ended December 31, 2012.

Reverse Repurchase Agreements

The outstanding reverse repurchase agreements at December 31, 2014 and 2013 were fixed rate and had original contractual maturities ranging from four to ten years.  Securities collateralizing these agreements, which were primarily mortgage-backed securities, had an amortized cost of $1.26 billion and an estimated fair value of $1.26 billion, including accrued interest, at December 31, 2014 and an amortized cost of $1.26 billion and an estimated fair value of $1.24 billion, including accrued interest, at December 31, 2013 and are classified as encumbered securities in the consolidated statements of financial condition.

The following table summarizes information relating to reverse repurchase agreements.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2014	2013	2012
Average balance during the year	$1,100,000	$1,100,000	$1,422,678
Maximum balance at any month end during the year	1,100,000	1,100,000	1,700,000
Balance outstanding at end of year	1,100,000	1,100,000	1,100,000
Weighted average interest rate during the year	3.82%	4.06%	4.28%
Weighted average interest rate at end of year	3.62	3.87	4.32

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table details the contractual maturities of our reverse repurchase agreements at December 31, 2014.

Year	Amount
	(In Thousands)
2018	$200,000	(1)
2019	600,000	(1)
2020	300,000	(2)
Total	$1,100,000

(1)	Callable in 2015.

(2)	Includes $100.0 million of borrowings which are callable in 2015, $100.0 million of borrowings which are callable in 2016 and $100.0 million of borrowings which are callable in 2017.

FHLB-NY Advances

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of our stock in the FHLB-NY, certain qualifying mortgage loans and mortgage-backed and other securities not otherwise pledged.

The following table summarizes information relating to FHLB-NY advances.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2014	2013	2012
Average balance during the year	$2,332,718	$2,512,425	$2,765,985
Maximum balance at any month end during the year	2,617,000	2,881,000	3,215,000
Balance outstanding at end of year	2,384,000	2,454,000	2,897,000
Weighted average interest rate during the year	1.78%	2.00%	2.24%
Weighted average interest rate at end of year	1.72	1.79	2.07

The following table details the contractual maturities of FHLB-NY advances at December 31, 2014.

Year	Amount
	(In Thousands)
2015	$984,000	(1)
2016	550,000
2020	850,000	(2)
Total	$2,384,000

(1)	Includes $209.0 million of borrowings due overnight, $475.0 million of borrowings due in less than 30 days and $300.0 million of borrowings due after 90 days.

(2)	Callable in 2017.

Other Borrowings

On June 19, 2012, we completed the sale of $250.0 million aggregate principal amount of 5.00% senior unsecured notes due 2017, or 5.00% Senior Notes.  The notes are registered with the Securities and Exchange Commission, or SEC, bear a fixed rate of interest of 5.00% and mature on June 19, 2017.  We may redeem all or part of the 5.00% Senior Notes at any time, subject to a 30 day minimum notice requirement, at par together with accrued and unpaid interest to the redemption date.  The carrying amount of the notes was $248.7 million at December 31, 2014 and $248.2 million at December 31, 2013.  The terms of these notes subject us to certain debt covenants. We were in compliance with such covenants at December 31, 2014.

Our former finance subsidiary, Astoria Capital Trust I, was formed for the purpose of issuing $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, and $3.9 million of common securities (which

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The following table summarizes interest expense on borrowings for the years indicated.

	For the Year Ended December 31,
(In Thousands)	2014	2013	2012
Federal funds purchased	$1,139	$587	$—
Reverse repurchase agreements	42,626	45,272	61,855
FHLB-NY advances	41,911	50,654	62,675
Other borrowings	13,031	17,398	29,689
Total interest expense on borrowings	$98,707	$113,911	$154,219

(8)        Stockholders’ Equity

We have an automatic shelf registration statement on Form S-3 on file with the SEC, which allow us to periodically offer and sell, from time to time, in one or more offerings, individually or in any combination, common stock, preferred stock, depositary shares, senior notes, warrants to purchase common stock or preferred stock and units consisting of one or more of the foregoing.  This shelf registration statement provides us with greater capital management flexibility and enables us to more readily access the capital markets in order to pursue growth opportunities that may become available to us in the future or should there be any changes in the regulatory environment that call for increased capital requirements.  Although the shelf registration statement does not limit the amount of the foregoing items that we may offer and sell, our ability and any decision to do so is subject to market conditions and our capital needs.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

On January 7, 2014, we adopted the Astoria Financial Corporation Dividend Reinvestment and Stock Purchase Plan, or the Stock Purchase Plan, and terminated the previously existing plan.  The Stock Purchase Plan allows our shareholders to automatically reinvest the cash dividend paid on all or a portion of their shares of our common stock into additional shares of our common stock and make optional cash purchases, up to $10,000 per month, of additional shares of our common stock, unless we grant a waiver permitting a higher amount of optional cash purchases.  Shares of common stock may be purchased either directly from us from authorized but unissued shares or from treasury shares, or on the open market. We have registered 1,500,000 shares of our common stock under the Securities Act of 1933, as amended, for offer and sale from time to time pursuant to the Stock Purchase Plan. During the year ended December 31, 2014, 615,340 shares of our common stock were purchased pursuant to the Stock Purchase Plan directly from us from treasury shares for net proceeds totaling $8.1 million.

On April 18, 2007, our Board of Directors approved our twelfth stock repurchase plan authorizing the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding in open-market or privately negotiated transactions.  At December 31, 2014, a maximum of 8,107,300 shares may yet be purchased under this plan.  However, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

We are subject to the laws of the State of Delaware which generally limit dividends on capital stock to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over our statutory capital, or if there is no such excess, to our net profits for the current and/or immediately preceding fiscal year.  We are also required to seek the approval of the Board of Governors of the Federal Reserve System, or FRB, prior to declaring a dividend.  Our ability to pay dividends, service our debt obligations and repurchase our common stock is dependent primarily upon receipt of dividend payments from Astoria Bank.  Our primary banking regulator, the Office of the Comptroller of the Currency, or OCC, regulates all capital distributions by Astoria Bank directly or indirectly to us, including dividend payments.  Astoria Bank must file an application to receive approval from the OCC for a proposed capital distribution if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year-to-date plus the retained net income for the preceding two years.  During 2014, Astoria Bank was not required to file such applications, but was required to, and did, notify the OCC of its intent to pay dividends, to which the OCC did not object.  Astoria Bank may not pay dividends to us if: (1) after paying those dividends, it would fail to meet applicable regulatory capital requirements; (2) the payment would violate any statute, regulation, regulatory agreement or condition; or (3) after making such distribution, the institution would become “undercapitalized” (as such term is used in the Federal Deposit Insurance Act).  Payment of dividends by Astoria Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice.  Astoria Bank must also provide notice to the FRB at least 30 days prior to declaring a dividend.  Astoria Bank paid dividends to Astoria Financial Corporation totaling $39.4 million during 2014.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(9)     Commitments and Contingencies

Lease Commitments

At December 31, 2014, we were obligated through 2035 under various non-cancelable operating leases on buildings and land used for office space and banking purposes.  These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices.  Rent expense under the operating leases totaled $12.5 million for the year ended December 31, 2014, $13.5 million for the year ended December 31, 2013 and $11.1 million for the year ended December 31, 2012.

The minimum rental payments due under the terms of the non-cancelable operating leases at December 31, 2014, which have not been reduced by minimum sublease rentals of $4.1 million due in the future under non-cancelable subleases, are summarized below.

Year	Amount
(In Thousands)
2015	$12,323
2016	12,347
2017	10,858
2018	9,513
2019	8,619
2020 and thereafter	36,591
Total	$90,251

Outstanding Commitments

The following table summarizes our outstanding commitments at the dates indicated.

	At December 31,
(In Thousands)	2014	2013
Mortgage loans:
Commitments to extend credit – adjustable rate	$289,086	$216,675
Commitments to extend credit – fixed rate (1)	74,157	50,303
Commitments to purchase – adjustable rate	10,334	8,521
Commitments to purchase – fixed rate	27,818	24,326
Commitments to extend credit on consumer and other loans	12,345	—
Unused lines of credit:
Home equity and other consumer loans	101,329	139,598
Commercial and industrial loans	64,074	38,372
Commitments to sell loans	20,904	19,114
_______________________________

(1)	Includes commitments to originate loans held-for-sale totaling $14.8 million at December 31, 2014 and $9.2 million at December 31, 2013.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Assets Sold with Recourse

We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market.  Generally the loans we sell in the secondary market are subject to recourse for fraud and adherence to underwriting or quality control guidelines.  We were not required to repurchase any loans during 2014 as a result of these recourse provisions.  The principal balance of loans sold in the secondary market with recourse provisions in addition to fraud and adherence to underwriting or quality control guidelines amounted to $355.0 million at December 31, 2014 and $358.1 million at December 31, 2013.  We estimate the liability for such loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse.  The carrying amount of this liability was immaterial at December 31, 2014 and 2013.

On July 31, 2014, we completed a bulk sale transaction of certain non-performing residential mortgage loans that had a carrying value of $173.7 million. On September 12, 2014, we completed a second sale transaction, with the same counterparty as the bulk sale transaction, in which we sold additional non-performing residential mortgage loans with a carrying value of $4.0 million. The loan sale agreements governing the sale transactions contain usual and customary indemnification provisions protecting the purchaser from breaches of our representations, warranties and covenants. The indemnification protection expires 180 days after the closing. In addition, the loan sale agreements contain customary provisions obligating us to cure certain document deficiencies with respect to the loans that the purchaser identified to us prior to the closing. We have agreed that if we are unable to cure such deficiencies within 90 days after the closing or if we receive a valid indemnification claim with respect to a loan within 180 days after the closing, we will negotiate an adjustment to the purchase price for such loans, or, if we prefer, repurchase such loans. There were no adjustments to the purchase price for such loans or repurchases during 2014. The indemnification and document cure provisions are not expected to have a material impact on our liquidity, financial condition or results of operations. See Note 3 and Note 4 for additional information regarding these loan sales.

Guarantees

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  The guarantees generally extend for a term of up to one year and are fully collateralized.  For each guarantee issued, if the customer defaults on a payment or performance to the third party, we would have to perform under the guarantee.  Outstanding standby letters of credit totaled $1.2 million at December 31, 2014 and $513,000 at December 31, 2013.  The fair values of these obligations were immaterial at December 31, 2014 and 2013.

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

City of New York Notice of Determination
By “Notice of Determination” dated September 14, 2010 and August 26, 2011, or the 2010 and 2011 Notices, the City of New York notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies related to our operation of two subsidiaries of Astoria Bank, Fidata Service Corp., or Fidata, and Astoria Federal Mortgage Corp., or AF Mortgage.  We disagree with the assertion of the tax deficiencies.  Hearings in this matter were held before the New York City Tax Appeals Tribunal, or the NYC Tax Appeals Tribunal, in March and April 2013.  On October 29, 2014, the NYC Tax Appeals Tribunal issued a decision favorable to us canceling the 2010 and 2011 Notices. The City of New York appealed the decision of the NYC Tax Appeals Tribunal. The parties are in the process of preparing and submitting briefs to the NYC Tax Appeals Tribunal and a hearing date for the appeal will be set after all briefs have been submitted. At this time, management believes it is more likely than not that we will succeed in defending against the City of New York’s appeal. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at December 31, 2014 with respect to this matter.

By “Notice of Determination” dated November 19, 2014, or the 2014 Notice, the City of New York notified us of an alleged tax deficiency in the amount of $6.1 million, including interest and penalties, related to our 2009 and 2010 tax years. This deficiency related to our operation of Fidata and AF Mortgage and the basis of the 2014 Notice is substantially the same as that of the 2010 and 2011 Notices. We disagree with the assertion of the tax deficiency and we filed a Petition for Hearing with the City of New York on February 13, 2015 to oppose the 2014 Notice. At this time, management believes it is more likely than not that we will

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

succeed in refuting the City of New York’s position asserted in the 2014 Notice. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at December 31, 2014 with respect to this matter.
No assurance can be given as to whether or to what extent we will be required to pay the amount of the tax deficiencies asserted by the City of New York, whether additional tax will be assessed for years subsequent to 2010, that these matters will not be costly to oppose, that these matters will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.
(10)     Income Taxes

The following table summarizes income tax expense for the years indicated.

	For the Year Ended December 31,
(In Thousands)	2014	2013	2012
Current:
Federal	$17,435	$24,524	$(29,202)
State and local	4,033	3,722	3,201
Total current	21,468	28,246	(26,001)
Deferred:
Federal	27,452	9,496	52,969
State and local	(22,641)	7	912
Total deferred	4,811	9,503	53,881
Total income tax expense	$26,279	$37,749	$27,880

The following is a reconciliation of income tax expense computed by applying the federal income tax rate to income before income tax expense to income tax expense included in the consolidated statements of income for the years indicated.

	For the Year Ended December 31,
(In Thousands)	2014	2013	2012
Expected income tax expense at statutory federal rate	$42,768	$36,520	$28,340
State and local taxes, net of federal tax effect (1)	(12,096)	2,424	2,673
Tax exempt income (principally on BOLI)	(2,970)	(2,945)	(3,356)
Non-deductible ESOP compensation	—	2,613	2,187
Low income housing tax credit	(1,676)	(1,676)	(1,727)
Other, net	253	813	(237)
Total income tax expense	$26,279	$37,749	$27,880

(1)
Includes net tax benefits of $15.7 million, net of federal tax effects, for the year ended December 31, 2014 related to the impact of the changes in New York State, or NYS, income tax legislation enacted on March 31, 2014.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at the dates indicated.

	At December 31,
(In Thousands)	2014	2013
Deferred tax assets:
Allowances for losses	$48,243	$54,511
Compensation and benefits (principally pension and other postretirement benefit plans)	45,849	21,955
Mortgage loans (principally deferred loan origination costs)	981	7,524
Net unrealized loss on securities available-for-sale	—	4,010
State and local net operating loss carryforwards	16,122	—
Other deductible temporary differences	4,540	5,558
Total gross deferred tax assets	115,735	93,558
Less valuation allowance	(7,220)	—
Deferred tax assets, net of valuation allowance	108,515	93,558
Deferred tax liabilities:
Premises and equipment	(3,102)	(3,882)
Net unrealized gain on securities available-for-sale	(1,035)	—
MSR	(910)	(69)
Total gross deferred tax liabilities	(5,047)	(3,951)
Net deferred tax assets (included in other assets)	$103,468	$89,607

We believe that our historical and future results of operations, and tax planning strategies which could be employed, will more likely than not generate sufficient taxable income to enable us to realize our net deferred tax assets.

NYS income tax legislation was enacted on March 31, 2014 in connection with the approval of the NYS 2014-2015 budget. Portions of the new legislation result in significant changes in the calculation of income taxes imposed on banks and thrifts operating in NYS, including changes to (1) future period NYS tax rates, (2) rules related to sourcing of revenue for NYS tax purposes and (3) the NYS taxation of entities within one corporate structure, among other provisions. In recent years, we have been subject to taxation in NYS under an alternative taxation method based on assets. Deferred tax items related to net operating loss carryforwards and temporary differences could not be utilized under the alternative taxation method and were not anticipated to become utilizable in the future. As such, no deferred tax assets were previously established for these items. The new legislation, among other things, removes that alternative method. Further, the new law (1) requires that we will be taxed in a manner that we believe may result in an increase in our tax expense beginning in 2015 and (2) caused us to recognize temporary differences and net operating loss carryforward benefits in 2014 which we were unable to recognize previously. The impact of the 2014 changes in the NYS income tax legislation, including the effects of a 2014 fourth quarter resolution of an income tax matter with NYS, was an increase in our net deferred tax asset in the statement of financial condition with a corresponding reduction in income tax expense of $15.7 million in 2014.

At December 31, 2014, we have available a NYS net operating loss carryforward of $199.2 million which expires in 2035. Utilization of this net operating loss carryforward, and the ability to carryover any remaining unused amount to subsequent years, is subject to certain limitations as well as elections that may be made by us.

As was the case with NYS, for New York City we have been subject to income taxes on an alternative method based on assets through December 31, 2014 which similarly precluded recognition of deferred tax items. As such, no deferred tax assets were previously established for New York City purposes. Consistent with the establishment of our net deferred tax asset for NYS during 2014, we established a deferred tax asset, net of federal tax effects, of $7.2 million at December 31, 2014 reflecting the benefit of New York City net operating loss carryforwards of $85.3 million, which expire in various years from 2026 through 2034, and other temporary differences. However, under currently existing New York City income tax regulations, future realization of the net deferred tax asset related to New York City is not more likely than not and a valuation allowance in an amount equal to this portion of our net deferred tax asset was established as of December 31, 2014.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We file income tax returns in the United States federal jurisdiction and in NYS and New York City jurisdictions, as well as various other state jurisdictions in which we do business.  With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2011.

The following is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the years indicated.  The amounts have not been reduced by the federal deferred tax effects of unrecognized state tax benefits.

	For the Year Ended December 31,
(In Thousands)	2014	2013	2012
Unrecognized tax benefits at beginning of year	$4,009	$3,428	$3,856
Additions as a result of a tax position taken during the current period	675	600	630
Reductions as a result of tax positions taken during a prior period	—	(19)	—
Reductions relating to settlement with taxing authorities	(2,529)	—	(1,058)
Unrecognized tax benefits at end of year	$2,155	$4,009	$3,428

If realized, all of our unrecognized tax benefits at December 31, 2014 would affect our effective income tax rate.  After the related federal tax effects, realization of those benefits would reduce income tax expense by $1.4 million.

In addition to the above unrecognized tax benefits, we have accrued liabilities for interest and penalties related to uncertain tax positions totaling $469,000 at December 31, 2014, $1.1 million at December 31, 2013 and $730,000 at December 31, 2012.  We accrued interest and penalties on uncertain tax positions as an element of our income tax expense, net of the related federal tax effects, totaling $247,000 during the year ended December 31, 2014, $224,000 during the year ended December 31, 2013 and $316,000 during the year ended December 31, 2012.  Realization of all of our unrecognized tax benefits would result in a further reduction in income tax expense of $341,000 for the reversal of accrued interest and penalties, net of the related federal tax effects.

Astoria Bank’s retained earnings at December 31, 2014 and 2013 includes base-year bad debt reserves, created for tax purposes prior to 1988, totaling $165.8 million.  A related deferred federal income tax liability of $58.0 million has not been recognized.  Base-year reserves are subject to recapture in the unlikely event that Astoria Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(11)     Earnings Per Common Share

The following table is a reconciliation of basic and diluted EPS for the years indicated.

	For the Year Ended December 31,
(In Thousands, Except Share Data)	2014	2013	2012
Net income	$95,916	$66,593	$53,091
Preferred stock dividends	(8,775)	(7,214)	—
Net income available to common shareholders	87,141	59,379	53,091
Income allocated to participating securities	(973)	(720)	(463)
Net income allocated to common shareholders	$86,168	$58,659	$52,628

Basic weighted average common shares outstanding	98,384,443	97,121,497	95,455,344
Dilutive effect of stock options and restricted stock units (1) (2)	—	—	—
Diluted weighted average common shares outstanding	98,384,443	97,121,497	95,455,344

Basic EPS	$0.88	$0.60	$0.55
Diluted EPS	$0.88	$0.60	$0.55

(1)
Excludes options to purchase 962,783 shares of common stock which were outstanding during the year ended December 31, 2014; options to purchase 2,096,708 shares of common stock which were outstanding during the year ended December 31, 2013; and options to purchase 5,495,748 shares of common stock which were outstanding during the year ended December 31, 2012 because their inclusion would be anti-dilutive.

(2)
Excludes 758,792 unvested restricted stock units which were outstanding during the year ended December 31, 2014 and 387,791 unvested restricted stock units which were outstanding during the year ended December 31, 2013 because the performance conditions have not been satisfied.  There were no unvested restricted stock units outstanding during the year ended December 31, 2012.

(12)     Other Comprehensive Income/Loss

The following tables set forth the components of accumulated other comprehensive loss, net of related tax effects, at the dates indicated and the changes during the years ended December 31, 2014 and 2013.

(In Thousands)	At December 31, 2013	Other Comprehensive Income (Loss)	At December 31, 2014
Net unrealized (loss) gain on securities available-for-sale	$(4,366)	$9,052	$4,686
Net actuarial loss on pension plans and other postretirement benefits	(30,600)	(36,876)	(67,476)
Prior service cost on pension plans and other postretirement benefits	(3,284)	123	(3,161)
Accumulated other comprehensive loss	$(38,250)	$(27,701)	$(65,951)

(In Thousands)	At December 31, 2012	Other Comprehensive (Loss) Income	At December 31, 2013
Net unrealized gain (loss) on securities available-for-sale	$7,451	$(11,817)	$(4,366)
Net actuarial loss on pension plans and other postretirement benefits	(77,115)	46,515	(30,600)
Prior service cost on pension plans and other postretirement benefits	(3,426)	142	(3,284)
Accumulated other comprehensive loss	$(73,090)	$34,840	$(38,250)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

 The following table sets forth the components of other comprehensive income/loss for the years indicated.

(In Thousands)	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
For the Year Ended December 31, 2014
Net unrealized gain on securities available-for-sale:
Net unrealized holding gain on securities arising during the year	$14,134	$(4,991)	$9,143
Reclassification adjustment for gain on sales of securities included in net income	(141)	50	(91)
Net unrealized gain on securities available-for-sale	13,993	(4,941)	9,052

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	(60,583)	23,116	(37,467)
Reclassification adjustment for net actuarial loss included in net income	913	(322)	591
Net actuarial loss adjustment on pension plans and other postretirement benefits	(59,670)	22,794	(36,876)

Reclassification adjustment for prior service cost included in net income	190	(67)	123
Other comprehensive loss	$(45,487)	$17,786	$(27,701)

For the Year Ended December 31, 2013
Net unrealized loss on securities available-for-sale:
Net unrealized holding loss on securities arising during the year	$(16,202)	$5,717	$(10,485)
Reclassification adjustment for gain on sales of securities included in net income	(2,057)	725	(1,332)
Net unrealized loss on securities available-for-sale	(18,259)	6,442	(11,817)

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	68,150	(23,970)	44,180
Reclassification adjustment for net actuarial loss included in net income	3,610	(1,275)	2,335
Net actuarial loss adjustment on pension plans and other postretirement benefits	71,760	(25,245)	46,515

Reclassification adjustment for prior service cost included in net income	213	(71)	142
Other comprehensive income	$53,714	$(18,874)	$34,840

For the Year Ended December 31, 2012
Net unrealized loss on securities available-for-sale:
Net unrealized holding loss on securities arising during the year	$(2,040)	$720	$(1,320)
Reclassification adjustment for gain on sales of securities included in net income	(8,477)	2,987	(5,490)
Net unrealized loss on securities available-for-sale	(10,517)	3,707	(6,810)

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	14,141	(4,998)	9,143
Reclassification adjustment for net actuarial loss included in net income	5,447	(1,920)	3,527
Net actuarial loss adjustment on pension plans and other postretirement benefits	19,588	(6,918)	12,670

Prior service cost adjustment on pension plans and other postretirement benefits:
Prior service cost adjustment arising during the year	(5,463)	1,925	(3,538)
Reclassification adjustment for prior service cost included in net income	152	(54)	98
Prior service cost adjustment on pension plans and other postretirement benefits	(5,311)	1,871	(3,440)

Reclassification adjustment for loss on cash flow hedge included in net income	261	(110)	151
Other comprehensive income	$4,021	$(1,450)	$2,571

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to, and the affected line items in, the consolidated statement of income for the years indicated.

(In Thousands)	For the Year Ended December 31,		Income Statement Line Item
	2014	2013
Reclassification adjustment for gain on sales of securities	$141	$2,057	Gain on sales of securities
Reclassification adjustment for net actuarial loss (1)	(913)	(3,610)	Compensation and benefits
Reclassification adjustment for prior service cost (1)	(190)	(213)	Compensation and benefits
Total reclassifications, before tax	(962)	(1,766)
Income tax effect	339	621	Income tax expense
Total reclassifications, net of tax	$(623)	$(1,145)	Net income

(1)  These other comprehensive income/loss components are included in the computations of net periodic (benefit) cost for our defined benefit pension plans and other postretirement benefit plan.  See Note 13 for additional details.

(13) Benefit Plans

Pension Plans and Other Postretirement Benefits

The following table sets forth information regarding our defined benefit pension plans and other postretirement benefit plan at and for the periods indicated.

	Pension Benefits		Other Postretirement Benefits
	At or For the Year Ended December 31,		At or For the Year Ended December 31,
(In Thousands)	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$230,361	$260,108	$18,766	$35,476
Service cost	—	—	1,241	1,578
Interest cost	10,450	9,549	930	1,279
Actuarial loss (gain)	48,633	(28,749)	8,371	(18,572)
Benefits paid	(19,172)	(10,547)	(763)	(995)
Benefit obligation at end of year	270,272	230,361	28,545	18,766
Change in plan assets:
Fair value of plan assets at beginning of year	189,367	160,683	—	—
Actual return on plan assets	11,264	33,583	—	—
Employer contribution	5,615	5,648	763	995
Benefits paid	(19,172)	(10,547)	(763)	(995)
Fair value of plan assets at end of year	187,074	189,367	—	—
Funded status at end of year	$(83,198)	$(40,994)	$(28,545)	$(18,766)

The underfunded pension benefits and other postretirement benefits at December 31, 2014 and 2013 are included in other liabilities in our consolidated statements of financial condition.

During 2014, we contributed $5.0 million to the Astoria Bank Pension Plan.  We do not expect to make a contribution in 2015. No pension plan assets are expected to be returned to us.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the pre-tax components of accumulated other comprehensive loss related to pension plans and other postretirement benefits at the dates indicated.  We expect that $3.0 million in net actuarial loss and $190,000 in prior service cost will be recognized as components of net periodic cost in 2015.

	Pension Benefits		Other Postretirement Benefits
	At December 31,		At December 31,
(In Thousands)	2014	2013	2014	2013
Net actuarial loss (gain)	$108,137	$57,327	$771	$(8,089)
Prior service cost	4,950	5,140	—	—
Total accumulated other comprehensive loss (income)	$113,087	$62,467	$771	$(8,089)

The accumulated benefit obligation for all defined benefit pension plans was $270.3 million at December 31, 2014 and $230.4 million at December 31, 2013.  Included in the tables of pension benefits are the Astoria Excess and Supplemental Benefit Plans, Astoria Directors’ Retirement Plan, the Greater New York Savings Bank, or Greater, Directors’ Retirement Plan and the Long Island Bancorp, Inc., or LIB, Directors’ Retirement Plan, which are unfunded plans.  The projected benefit obligation and accumulated benefit obligation for these plans each totaled $15.1 million at December 31, 2014 and $13.1 million at December 31, 2013.

The following table presents the discount rates used to determine the benefit obligations at the dates indicated.

	At December 31,
	2014	2013
Pension Benefit Plans:
Astoria Bank Pension Plan	3.77%	4.66%
Astoria Excess and Supplemental Benefit Plans	3.60	4.39
Astoria Directors’ Retirement Plan	3.47	4.23
Greater Directors’ Retirement Plan	3.12	3.64
LIB Directors’ Retirement Plan	0.59	0.50
Other Postretirement Benefit Plan:
Astoria Bank Retiree Health Care Plan	3.89	4.80

The following table summarizes the components of net periodic (benefit) cost for the years indicated.

	Pension Benefits			Other Postretirement Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
(In Thousands)	2014	2013	2012	2014	2013	2012
Service cost	$—	$—	$2,025	$1,241	$1,578	$1,061
Interest cost	10,450	9,549	10,992	930	1,279	1,378
Expected return on plan assets	(14,843)	(12,754)	(11,947)	—	—	—
Recognized net actuarial loss (gain)	1,401	3,138	4,930	(488)	472	517
Amortization of prior service cost (credit)	190	213	177	—	—	(25)
Settlement	—	—	2,302	—	—	—
Net periodic (benefit) cost	$(2,802)	$146	$8,479	$1,683	$3,329	$2,931

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the assumptions used to determine the net periodic (benefit) cost for the years ended December 31, 2014 and 2013.

	Discount Rate		Expected Return on Plan Assets
	2014	2013	2014	2013
Pension Benefit Plans:
Astoria Bank Pension Plan	4.66%	3.77%	8.00%	8.00%
Astoria Excess and Supplemental Benefit Plans	4.39	3.49	N/A	N/A
Astoria Directors’ Retirement Plan	4.23	3.21	N/A	N/A
Greater Directors’ Retirement Plan	3.64	2.77	N/A	N/A
LIB Directors’ Retirement Plan	0.50	0.63	N/A	N/A
Other Postretirement Benefit Plan:
Astoria Bank Retiree Health Care Plan	4.80	3.98	N/A	N/A

To determine the expected return on plan assets, we consider the long-term historical return information on plan assets, the mix of investments that comprise plan assets and the historical returns on indices comparable to the fund classes in which the plan invests.

The following table presents the assumed health care cost trend rates at the dates indicated.

	At December 31,
	2014	2013
Health care cost trend rate assumed for the next year:
Pre-age 65	6.70%	7.00%
Post-age 65	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2021

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  The following table presents the effects of a one-percentage point change in assumed health care cost trend rates.

(In Thousands)	One Percentage Point Increase	One Percentage Point Decrease
Effect on total service and interest cost components	$418	$(328)
Effect on the postretirement benefit obligation	5,301	(4,092)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes total benefits expected to be paid under our defined benefit pension plans and other postretirement benefit plan as of December 31, 2014, which reflect expected future service as appropriate.

Year	Pension Benefits	Other Postretirement Benefits
	(In Thousands)
2015	$11,961	$973
2016	15,932	1,043
2017	13,991	1,094
2018	13,143	1,176
2019	13,644	1,226
2020-2024	70,132	6,780

The Astoria Bank Pension Plan’s assets are measured at estimated fair value on a recurring basis.  The Astoria Bank Pension Plan groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.  These levels are described in Note 16.  Other than the Astoria Bank Pension Plan’s investment in Astoria Financial Corporation common stock, the assets are managed by Prudential Retirement Insurance and Annuity Company, or PRIAC.

The following tables set forth the carrying values of the Astoria Bank Pension Plan’s assets measured at estimated fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at the dates indicated.

	Carrying Value at December 31, 2014
(In Thousands)	Total	Level 1	Level 2	Level 3
PRIAC Pooled Separate Accounts (1)	$162,808	$—	$162,808	$—
Astoria Financial Corporation common stock	12,404	12,404	—	—
PRIAC Guaranteed Deposit Account	11,858	—	—	11,858
Cash and cash equivalents	4	4	—	—
Total	$187,074	$12,408	$162,808	$11,858

(1)	Consists of 41% large-cap equity securities, 38% debt securities, 9% international equities, 7% small-cap equity securities and 5% mid-cap equity securities.

	Carrying Value at December 31, 2013
(In Thousands)	Total	Level 1	Level 2	Level 3
PRIAC Pooled Separate Accounts (1)	$170,377	$—	$170,377	$—
Astoria Financial Corporation common stock	12,687	12,687	—	—
PRIAC Guaranteed Deposit Account	6,299	—	—	6,299
Cash and cash equivalents	4	4	—	—
Total	$189,367	$12,691	$170,377	$6,299

(1)	Consists of 41% large-cap equity securities, 35% debt securities, 11% international equities, 8% small-cap equity securities and 5% mid-cap equity securities.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth a summary of changes in the estimated fair value of the Astoria Bank Pension Plan’s Level 3 assets for the years indicated.

	For the Year Ended December 31,
(In Thousands)	2014	2013
Fair value at beginning of year	$6,299	$7,177
Total net gain, realized and unrealized, included in change in net assets (1)	191	21
Purchases	23,925	9,000
Sales	(18,557)	(9,899)
Fair value at end of year	$11,858	$6,299

(1)
Includes unrealized gain related to assets held at December 31, 2014 of $477,000 for the year ended December 31, 2014 and unrealized gain related to assets held at December 31, 2013 of $313,000 for the year ended December 31, 2013.

The following table presents information about significant unobservable inputs related to the Astoria Bank Pension Plan’s investment in Level 3 assets at the dates indicated.

	PRIAC Guaranteed Deposit Account Range at December 31,
	2014			2013
Significant unobservable inputs:
Composite market value factor	1.018	-	1.081	0.988	-	1.073
Gross guaranteed crediting rate (1)	2.50%	-	4.00%	2.10%	-	4.35%
_______________________________

(1)	Gross guaranteed crediting rates must be greater than or equal to contractual minimum crediting rate.

The overall strategy of the Astoria Bank Pension Plan investment policy is to have a diverse investment portfolio that reasonably spans established risk/return levels, preserves liquidity and provides long-term investment returns equal to or greater than the actuarial assumptions.  The strategy allows for a moderate risk approach in order to achieve greater long-term asset growth.  The asset mix within the various insurance company pooled separate accounts and trust company trust funds can vary but should not be more than 80% in equity securities, 50% in debt securities and 25% in liquidity funds. Within equity securities, the mix is further clarified to have ranges not to exceed 10% in any one company, 30% in any one industry, 50% in funds that mirror the S&P 500, 50% in large-cap equity securities, 20% in mid-cap equity securities, 20% in small-cap equity securities and 10% in international equities.  In addition, up to 15% of total plan assets may be held in Astoria Financial Corporation common stock.  However, the Astoria Bank Pension Plan will not acquire Astoria Financial Corporation common stock to the extent that, immediately after the acquisition, such common stock would represent more than 10% of total plan assets.

The following is a description of valuation methodologies used for the Astoria Bank Pension Plan's assets measured at estimated fair value on a recurring basis.

PRIAC Pooled Separate Accounts
The fair value of the Astoria Bank Pension Plan’s investments in the PRIAC Pooled Separate Accounts is based on the fair value of the underlying securities included in the pooled separate accounts which consist of equity securities and bonds.  Investments in these accounts are represented by units and a per unit value.  The unit values are calculated by PRIAC.  For the underlying equity securities, PRIAC obtains closing market prices for those securities traded on a national exchange.  For bonds, PRIAC obtains prices from a third party pricing service using inputs such as benchmark yields, reported trades, broker/dealer quotes and issuer spreads.  Prices are reviewed by PRIAC and are challenged if PRIAC believes the price is not reflective of fair value.  There are no restrictions as to the redemption of these pooled separate accounts nor does the Astoria Bank Pension Plan have any contractual obligations to further invest in any of the individual pooled separate accounts.  These investments are classified as Level 2.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation common stock
The fair value of the Astoria Bank Pension Plan’s investment in Astoria Financial Corporation common stock is obtained from a quoted market price in an active market and, as such, is classified as Level 1.

PRIAC Guaranteed Deposit Account
The fair value of the Astoria Bank Pension Plan’s investment in the PRIAC Guaranteed Deposit Account is calculated by PRIAC and approximates the fair value of the underlying investments by discounting expected future investment cash flows from both investment income and repayment of principal for each investment purchased directly for the general account.  The discount rates assumed in the calculation reflect both the current level of market rates and spreads appropriate to the quality, average life and type of investment being valued.  PRIAC calculates a contract-specific composite market value factor, which is determined by summing the product of each investment year's market value factor as of the plan year end by the particular contract's balance within the investment year and dividing the result by the contract's total investment year balance. This contract-specific market value factor is then multiplied by the contract value, which represents deposits made to the contract, plus earnings at the guaranteed crediting rates, less withdrawals and fees, to arrive at the estimated fair value. This investment is classified as Level 3.

Cash and cash equivalents
The fair value of the Astoria Bank Pension Plan’s cash and cash equivalents represents the amount available on demand and, as such, are classified as Level 1.

Incentive Savings Plan

Astoria Bank maintains the 401(k) Plan which provides for contributions by both Astoria Bank and its participating employees.  Under the 401(k) Plan, which is a qualified, defined contribution pension plan, participants may contribute up to 30% of their pre-tax base salary, generally not to exceed $17,500 for the calendar year ended December 31, 2014.  Effective January 1, 2013, Astoria Bank made matching contributions equal to 50% of each employee's contributions not in excess of 6% of each employee's compensation, for a maximum contribution of 3% of a participating employee's compensation. Effective January 1, 2015, Astoria Bank will make matching contributions equal to 100% of each employee's contributions up to 3% of each employee's compensation plus 50% of each employee's contributions over 3% but not in excess of 6% of each employee's compensation for a maximum contribution of 4.5% of a participating employee's compensation.  Matching contributions totaled $2.2 million for the year ended December 31, 2014 and $2.0 million for the year ended December 31, 2013.  Participants vest immediately in their own contributions and, effective January 1, 2013, after a period of one year for Astoria Bank contributions.  During 2012, matching contributions were permitted at the discretion of Astoria Bank.  No matching contributions were made for the year ended December 31, 2012.

Employee Stock Ownership Plan

Astoria Bank maintained an ESOP for its eligible employees, which was a defined contribution pension plan.  To fund the purchase of the ESOP shares, the ESOP borrowed funds from us.  Astoria Bank made contributions to fund debt service.  The ESOP loans, which had an aggregated outstanding principal balance of $5.9 million at December 31, 2012, were prepaid in full on December 20, 2013.  The ESOP loans had an interest rate of 6.00%, a maturity date of December 31, 2029 and were collateralized by our common stock purchased with the loan proceeds.

Shares purchased by the ESOP were held in trust for allocation among participants as the loans were repaid.  Pursuant to the loan agreements, the number of shares released annually was based upon a specified percentage of aggregate eligible payroll for our covered employees.  As a result of the prepayment of the ESOP loans in full on December 20, 2013, the remaining 967,013 unallocated shares were released from the pledge agreement and allocated to participants as of December 31, 2013.  Shares allocated to participants totaled 1,075,354 for the year ended December 31, 2012. Through December 31, 2013, 15,068,562 shares were allocated to participants and no shares remained unallocated. Effective December 31, 2013 the ESOP was frozen. As a result, no contributions were made to the ESOP subsequent to December 31, 2013.  On April 1, 2014, the ESOP was merged into the 401(k) Plan.

In addition to shares allocated, Astoria Bank made an annual cash contribution to participant accounts in an amount equal to dividends paid on unallocated shares.  This cash contribution totaled $155,000 for the year ended December 31, 2013 and $513,000 for the year ended December 31, 2012. Compensation expense related to the ESOP totaled $11.2 million for the year ended December 31, 2013 and $10.7 million for the year ended December 31, 2012.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(14)     Stock Incentive Plans

On May 21, 2014, our shareholders approved the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2014 Employee Stock Plan, which amended and restated the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan, as of that date.  The 2014 Employee Stock Plan authorized 3,250,000 shares of common stock for future grants to officers and employees on and after May 21, 2014.  In addition, immediately prior to the approval of the 2014 Employee Stock Plan, there remained 507,925 shares available for future grants under the 2005 Employee Stock Plan which were carried over to the 2014 Employee Stock Plan and no further grants may be made under the 2005 Employee Stock Plan. Accordingly, under the 2014 Employee Stock Plan, a total of 3,757,925 shares of common stock were reserved for options, restricted stock, restricted stock units and/or stock appreciation right grants, of which 3,672,764 shares remain available for issuance of future grants at December 31, 2014.

Employee grants generally occur annually, upon approval by our Board of Directors, on the third business day after we issue a press release announcing annual financial results for the prior year.  Discretionary grants may be made to eligible employees from time to time upon approval by our Board of Directors.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2014 Employee Stock Plan and the 2005 Employee Stock Plan, all options and restricted common stock granted pursuant to such plans immediately vest, except for a performance-based restricted common stock award granted in 2011 which, in the event of death or disability prior to vesting, will remain outstanding subject to satisfaction of the performance and vesting conditions, unless otherwise settled.

The following table summarizes employee restricted common stock grant awards by year for grant years with unvested shares outstanding at December 31, 2014 and the remaining vesting schedule.

	2014	2013	2012	2011
Number of shares of restricted common stock:
Granted during the year	482,001	494,420	155,000	663,530
Unvested at December 31, 2014	341,861	154,040	51,500	144,802
Scheduled to vest during the year ending:
December 31, 2015	156,137	152,040	51,500	79,802
December 31, 2016	157,337	2,000	—	65,000	(1)
December 31, 2017	28,387	—	—	—
 _______________________________

(1)	Shares of restricted common stock granted under a performance-based award which will vest on June 30, 2016 if the performance conditions are met.

In addition to the restricted common stock grants detailed in the table above, performance-based restricted stock units were granted to select officers under the 2005 Employee Stock Plan during the years ended December 31, 2014 and 2013.  Each restricted stock unit granted represents a right, under the 2005 Employee Stock Plan, to receive one share of our common stock in the future, subject to meeting certain criteria.  The restricted stock units have specified performance objectives within a specified performance measurement period and no voting or dividend rights prior to vesting and delivery of shares.  Shares will be issued on the vest date at a specified percentage of units granted, ranging from 0% to 125%, based on actual performance during the performance measurement period, as defined by the grant.  However, in the event of a change in control during the performance measurement period, the restricted stock units will vest on the change in control date and shares will be issued at 100% of units granted.  Absent a change in control, if a grantee’s employment terminates prior to the end of the performance measurement period all restricted stock units will be forfeited.  In the event the grantee's employment terminates during the period on or after the end of the performance measurement period through the vest date due to death, disability, retirement or a change in control, the grantee will remain entitled to the shares otherwise earned.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes restricted stock units awarded by year for grant years with unvested units outstanding at December 31, 2014.

	2014	2013
Number of shares of restricted stock units:
Granted during the year	395,900	432,300
Unvested at December 31, 2014	382,600	393,900
Vest date	February 1, 2017	February 1, 2016
Performance measurement period:
Fiscal year ended	December 31, 2016	December 31, 2015

Under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, or the 2007 Director Stock Plan, 240,080 shares of common stock were reserved for restricted stock grants, of which 32,506 shares of restricted common stock were granted in 2014 and 67,135 shares remain available at December 31, 2014 for issuance of future grants.  Annual awards and discretionary grants, as such terms are defined in the plan, are authorized under the 2007 Director Stock Plan.  Annual awards to non-employee directors occur on the third business day after we issue a press release announcing annual financial results for the prior year.  Discretionary grants may be made to eligible directors from time to time as consideration for services rendered or promised to be rendered.  Such grants are made on such terms and conditions as determined by a committee of independent directors.

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

The following table summarizes restricted common stock and performance-based restricted stock unit activity in our stock incentive plans for the year ended December 31, 2014.

	Restricted Common Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested at beginning of year	781,644	$11.46	409,100	$9.22
Granted	514,507	12.58	395,900	12.14
Vested	(512,042)	(11.91)	—	—
Forfeited	(31,408)	(11.91)	(28,500)	(10.58)
Unvested at end of year	752,701	11.90	776,500	10.66

The aggregate fair value on the vest date of restricted common stock awards which vested totaled $6.6 million during the year ended December 31, 2014, $9.6 million during the year ended December 31, 2013 and $6.2 million during the year ended December 31, 2012. The weighted average grant date fair value of restricted common stock was $12.58 per share during the year ended December 31, 2014, $9.70 per share during the year ended December 31, 2013 and $9.82 per share during the year ended December 31, 2012.

Options outstanding at December 31, 2014, granted under plans other than the 2014 Employee Stock Plan, 2005 Employee Stock Plan and 2007 Director Stock Plan, have a maximum term of ten years and were granted in tandem with limited stock appreciation rights exercisable only in the event we experience a change in control, as defined by the plans.  Common shares are issued from treasury stock upon the exercise of stock options.  No options were exercised during the years ended December 31, 2014, 2013 and 2012.  We have an adequate number of shares available in treasury stock for future stock option exercises.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes option activity in our stock incentive plans for the year ended December 31, 2014.

	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,102,650	$26.68
Expired	(1,066,650)	(26.62)
Outstanding and exercisable at end of year	36,000	28.58

At December 31, 2014, options outstanding and exercisable had no intrinsic value and a weighted average remaining contractual term of approximately 7 months.

Stock-based compensation expense totaled $5.6 million, net of taxes of $3.1 million, for the year ended December 31, 2014, $4.5 million, net of taxes of $2.5 million, for the year ended December 31, 2013 and $3.3 million, net of taxes of $1.8 million, for the year ended December 31, 2012.  At December 31, 2014, pre-tax compensation cost related to all unvested awards of restricted common stock and restricted stock units not yet recognized totaled $10.8 million and will be recognized over a weighted average period of approximately 1.8 years, which excludes $1.8 million of pre-tax compensation cost related to 65,000 shares of performance-based restricted common stock granted in 2011 and 98,475 performance-based restricted stock units granted in 2013, for which compensation cost will begin to be recognized when the achievement of the performance conditions becomes probable.

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

(15)     Regulatory Matters

Federal law requires that savings associations, such as Astoria Bank, maintain minimum capital requirements.  These capital standards are required to be no less stringent than standards applicable to national banks.  At December 31, 2014 and 2013, Astoria Bank was in compliance with all regulatory capital requirements.

The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established a system of prompt corrective action, or the Prompt Corrective Action Provisions, to resolve the problems of undercapitalized institutions.  The regulators adopted rules which require them to take action against undercapitalized institutions, based upon the five categories of capitalization which FDICIA created: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  The rules adopted generally provide that an insured institution whose capital ratios exceed the specified targets and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the primary federal regulator shall be considered a well capitalized institution.  At December 31, 2014 and 2013, all of Astoria Bank’s ratios were above the minimum levels required to be considered well capitalized.

The following tables set forth information regarding the regulatory capital requirements applicable to Astoria Bank at the dates indicated.

	At December 31, 2014
	Actual		Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible	$1,632,390	10.62%	$230,633	1.50%	N/A	N/A
Tier 1 leverage	1,632,390	10.62	615,022	4.00	$768,777	5.00%
Tier 1 risk-based	1,632,390	17.55	372,118	4.00	558,177	6.00
Total risk-based	1,744,905	18.76	744,236	8.00	930,295	10.00

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	At December 31, 2013
	Actual		Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible	$1,543,764	9.93%	$233,158	1.50%	N/A	N/A
Tier 1 leverage	1,543,764	9.93	621,755	4.00	$777,194	5.00%
Tier 1 risk-based	1,543,764	15.79	391,083	4.00	586,625	6.00
Total risk-based	1,666,637	17.05	782,167	8.00	977,708	10.00

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Reform Act, in July 2013, the federal bank regulatory agencies issued rules that subjected many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements. The rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Third Basel Accord adopted by the Basel Committee on Banking Supervision.  In doing so, the rules:

•                Established a new minimum common equity Tier 1 risk-based capital ratio (common equity Tier 1 capital to total risk-weighted assets) of 4.5% and increased the minimum Tier 1 risk-based capital ratio from 4.0% to 6.0%, while maintaining the minimum Total risk-based capital ratio of 8.0% and the minimum Tier 1 leverage capital ratio of 4.0%.
•                Revised the rules for calculating risk-weighted assets to enhance their risk sensitivity.
•                Phased out trust preferred securities and cumulative perpetual preferred stock as Tier 1 capital.
•                Added a requirement to maintain a minimum Conservation Buffer, composed of common equity Tier 1 capital, of 2.5% of risk-weighted assets, to be applied to the new common equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the Total risk-based capital ratio, which means that banking organizations, on a fully phased in basis no later than January 1, 2019, must maintain a minimum common equity Tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5% and a minimum Total risk-based capital ratio of 10.5%.
•                Changed the definitions of capital categories for insured depository institutions for purposes of the Prompt Corrective Action Provisions.  Under these revised definitions, to be considered well-capitalized, Astoria Bank must have a common equity Tier 1 risk-based capital ratio of at least 6.5%, a Tier 1 leverage capital ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 8.0% and a Total risk-based capital ratio of at least 10.0%.

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for Astoria Financial Corporation and Astoria Bank on January 1, 2015.  The required minimum Conservation Buffer will be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met.

(16)    Fair Value Measurements

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

	Carrying Value at December 31, 2014
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$268,998	$—	$268,998
Non-GSE issuance REMICs and CMOs	5,104	—	5,104
GSE pass-through certificates	13,557	—	13,557
Obligations of GSEs	96,698	—	96,698
Fannie Mae stock	2	2	—
Total securities available-for-sale	$384,359	$2	$384,357

	Carrying Value at December 31, 2013
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$286,074	$—	$286,074
Non-GSE issuance REMICs and CMOs	7,572	—	7,572
GSE pass-through certificates	16,888	—	16,888
Obligations of GSEs	91,153	—	91,153
Fannie Mae stock	3	3	—
Total securities available-for-sale	$401,690	$3	$401,687

The following is a description of valuation methodologies used for assets measured at estimated fair value on a recurring basis.

Residential mortgage-backed securities
Residential mortgage-backed securities comprised 75% of our securities available-for-sale portfolio at December 31, 2014 and 77% at December 31, 2013.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  GSE securities, for which an active market exists for similar securities making observable inputs readily available, comprised 98% of our available-for-sale residential mortgage-backed securities portfolio at December 31, 2014 and 2013.

We review changes in the pricing service fair values from month to month taking into consideration changes in market conditions including changes in mortgage spreads, changes in treasury yields and changes in generic pricing on 15 and 30 year securities.  Significant month over month price changes are analyzed further using discounted cash flow models and, on occasion, third party quotes.  Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

Obligations of GSEs
Obligations of GSEs comprised 25% of our securities available-for-sale portfolio at December 31, 2014 and 23% at December 31, 2013 and consisted of debt securities issued by GSEs.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service gathers information from market sources and integrates relative credit information, observed market movements and sector news into their pricing applications and models.  Spread scales, representing credit risk, are created and are based on the new issue market, secondary trading and dealer quotes.  Option adjusted spread, or OAS,  models are incorporated to adjust spreads of issues that have early redemption features.  Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

Fannie Mae stock
The fair value of the Fannie Mae stock in our available-for-sale securities portfolio is obtained from quoted market prices for identical instruments in active markets and, as such, is classified as Level 1.

Non-Recurring Fair Value Measurements

From time to time, we may be required to record at fair value assets or liabilities on a non-recurring basis, such as MSR, loans receivable, certain loans held-for-sale and REO.  These non-recurring fair value adjustments involve the application of lower of cost or market accounting or impairment write-downs of individual assets.

The following table sets forth the carrying values of those of our assets which were measured at fair value on a non-recurring basis at the dates indicated.  The fair value measurements for all of these assets fall within Level 3 of the fair value hierarchy.

	Carrying Value at December 31,
(In Thousands)	2014	2013
Non-performing loans held-for-sale, net	$153	$791
Impaired loans	140,663	271,408
MSR, net	11,401	12,800
REO, net	19,375	27,101
Total	$171,592	$312,100

The following table provides information regarding the losses recognized on our assets measured at fair value on a non-recurring basis for the years indicated.

	For the Year Ended December 31,
(In Thousands)	2014	2013	2012
Non-performing loans held-for-sale, net (1)	$—	$520	$1,066
Impaired loans (2)	6,311	21,992	40,018
MSR, net (3)	—	—	931
REO, net (4)	1,654	3,788	3,137
Total	$7,965	$26,300	$45,152

(1)
Losses are charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to held-for-sale.  Losses subsequent to the transfer of a loan to held-for-sale are charged to other non-interest income.

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

Loans-held-for-sale, net (non-performing loans held-for-sale)
Fair values of non-performing loans held-for-sale are estimated through either preliminary bids from potential purchasers of the loans or the estimated fair value of the underlying collateral discounted for factors necessary to solicit acceptable bids, and adjusted as necessary based on management’s experience with sales of similar types of loans and, as such, are classified as Level 3.  At December 31, 2014, we held-for-sale one non-performing multi-family mortgage loan. At December 31, 2013, substantially all of the non-performing loans held-for-sale were multi-family mortgage loans.

Loans receivable, net (impaired loans)
Impaired loans were comprised of 73% residential mortgage loans, 25% multi-family and commercial real estate mortgage loans and 2% home equity lines of credit at December 31, 2014 and 81% residential mortgage loans and 19% multi-family and commercial real estate mortgage loans at December 31, 2013.  Impaired loans for which a fair value adjustment was recognized were comprised of 69% residential mortgage loans, 30% multi-family and commercial real estate mortgage loans and 1% home equity lines of credit at December 31, 2014 and 83% residential mortgage loans and 17% multi-family and commercial real estate mortgage loans at December 31, 2013.  Our impaired loans are generally collateral dependent and, as such, are generally carried at the estimated fair value of the underlying collateral less estimated selling costs.

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

MSR, net
MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At December 31, 2014, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.48%, a weighted average constant prepayment rate on mortgages of 12.35% and a weighted average life of 5.7 years.  At December 31, 2013, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.45%, a weighted average constant prepayment rate on mortgages of 10.52% and a weighted average life of 6.3 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

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

REO, net
At December 31, 2014, REO totaled $35.7 million, including residential properties with a carrying value of $33.7 million. At December 31, 2013, REO totaled $42.6 million, all of which were residential properties.  The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

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

The following tables set forth the carrying values and estimated fair values of our financial instruments which are carried in the consolidated statements of financial condition at either cost or at lower of cost or fair value in accordance with GAAP, and are not measured or recorded at fair value on a recurring basis, and the level within the fair value hierarchy in which the fair value measurements fall at the dates indicated.

	At December 31, 2014
	Carrying Value	Estimated Fair Value
(In Thousands)		Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,133,804	$2,131,371	$2,131,371	$—
FHLB-NY stock	140,754	140,754	140,754	—
Loans held-for-sale, net (1)	7,640	7,955	—	7,955
Loans receivable, net (1)	11,845,848	11,967,608	—	11,967,608
MSR, net (1)	11,401	11,406	—	11,406
Financial Liabilities:
Deposits	9,504,909	9,534,918	9,534,918	—
Borrowings, net	4,187,691	4,395,604	4,395,604	—

	At December 31, 2013
	Carrying Value	Estimated Fair Value
(In Thousands)		Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$1,849,526	$1,811,122	$1,811,122	$—
FHLB-NY stock	152,207	152,207	152,207	—
Loans held-for-sale, net (1)	7,375	7,436	—	7,436
Loans receivable, net (1)	12,303,066	12,480,533	—	12,480,533
MSR, net (1)	12,800	12,804	—	12,804
Financial Liabilities:
Deposits	9,855,310	9,922,631	9,922,631	—
Borrowings, net	4,137,161	4,376,336	4,376,336	—
 _______________________________

(1)	Includes assets measured at fair value on a non-recurring basis.

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

Loans held-for-sale, net
The fair values of 15 and 30 year conforming fixed rate residential mortgage loans originated for sale are estimated using an option-based pricing methodology designed to take into account interest rate volatility, which has a significant effect on the value of the options and structural features embedded in loans.  This methodology involves generating simulated interest rates, calculating the OAS of a mortgage-backed security whose price is known, which serves as a benchmark price, and using the benchmark OAS to estimate the pricing for similar mortgage instruments whose prices are not known.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(17)  Condensed Parent Company Only Financial Statements

The following condensed parent company only financial statements reflect our investments in our wholly-owned consolidated subsidiaries, Astoria Bank and AF Insurance Agency, Inc., using the equity method of accounting.

Astoria Financial Corporation - Condensed Statements of Financial Condition

	At December 31,
(In Thousands)	2014	2013
Assets:
Cash	$75,199	$63,418
Other assets	711	103
Investment in Astoria Bank	1,755,078	1,705,964
Investment in AF Insurance Agency, Inc.	1,134	1,233
Total assets	$1,832,122	$1,770,718
Liabilities and stockholders’ equity:
Other borrowings, net	$248,691	$248,161
Other liabilities	3,361	3,044
Stockholders’ equity	1,580,070	1,519,513
Total liabilities and stockholders’ equity	$1,832,122	$1,770,718

Astoria Financial Corporation - Condensed Statements of Income

	For the Year Ended December 31,
(In Thousands)	2014	2013	2012
Interest income:
Repurchase agreements	$—	$—	$18
ESOP loans receivable	—	344	728
Total interest income	—	344	746
Interest expense on borrowings	13,031	17,398	29,689
Net interest expense	13,031	17,054	28,943
Cash dividends from subsidiaries	40,620	45,150	42,000
Non-interest expense:
Compensation and benefits	2,925	3,261	3,735
Extinguishment of debt	—	4,266	1,212
Other	3,262	3,148	2,878
Total non-interest expense	6,187	10,675	7,825
Income before income taxes and equity in undistributed earnings of subsidiaries	21,402	17,421	5,232
Income tax benefit	6,662	9,644	12,844
Income before equity in undistributed earnings of subsidiaries	28,064	27,065	18,076
Equity in undistributed earnings of subsidiaries	67,852	39,528	35,015
Net income	95,916	66,593	53,091
Preferred stock dividends	8,775	7,214	—
Net income available to common shareholders	$87,141	$59,379	$53,091

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation - Condensed Statements of Cash Flows

	For the Year Ended December 31,
(In Thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$95,916	$66,593	$53,091
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(67,852)	(39,528)	(35,015)
Amortization of deferred costs	531	531	837
(Increase) decrease in other assets, net of other liabilities and amounts due to subsidiaries	(484)	(998)	846
Net cash provided by operating activities	28,111	26,598	19,759
Cash flows from investing activities:
Principal payments on ESOP loans receivable	—	5,908	6,235
Redemption of Astoria Capital Trust I common securities	—	3,866	—
Net cash provided by investing activities	—	9,774	6,235
Cash flows from financing activities:
Proceeds from borrowings with original terms greater than three months	—	—	250,000
Repayment of borrowings with original terms greater than three months	—	(128,866)	(250,000)
Cash payments for debt issuance costs	—	—	(2,653)
Proceeds from issuance of common and preferred stock	8,121	135,000	—
Cash payments for preferred stock issuance costs	—	(5,204)	—
Cash dividends paid to stockholders	(24,643)	(20,688)	(24,104)
Net tax benefit excess (shortfall) from stock-based compensation	192	(800)	(4,123)
Net cash used in financing activities	(16,330)	(20,558)	(30,880)
Net increase (decrease) in cash and cash equivalents	11,781	15,814	(4,886)
Cash and cash equivalents at beginning of year	63,418	47,604	52,490
Cash and cash equivalents at end of year	$75,199	$63,418	$47,604

Supplemental disclosure:
Cash paid during the year for interest	$12,500	$18,898	$31,535

Q U A R T E R L Y  R E S U L T S  O F  O P E R A T I O N S  (Unaudited)

	For the Year Ended December 31, 2014
(In Thousands, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$126,009	$123,380	$122,215	$120,746
Interest expense	38,039	37,606	37,595	36,822
Net interest income	87,970	85,774	84,620	83,924
Provision for loan losses charged (credited) to operations	1,631	(5,742)	(3,042)	(2,316)
Net interest income after provision for loan losses	86,339	91,516	87,662	86,240
Non-interest income	13,669	13,845	13,753	13,581
Total income	100,008	105,361	101,415	99,821
General and administrative expense	70,223	71,593	72,351	70,243
Income before income tax (benefit) expense	29,785	33,768	29,064	29,578
Income tax (benefit) expense (1)	(1,764)	11,468	10,256	6,319
Net income	31,549	22,300	18,808	23,259
Preferred stock dividends	2,194	2,194	2,194	2,193
Net income available to common shareholders	$29,355	$20,106	$16,614	$21,066
Basic earnings per common share	$0.30	$0.20	$0.17	$0.21
Diluted earnings per common share	$0.30	$0.20	$0.17	$0.21

	For the Year Ended December 31, 2013
(In Thousands, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$134,041	$129,774	$127,595	$127,020
Interest expense	50,009	44,873	41,391	40,255
Net interest income	84,032	84,901	86,204	86,765
Provision for loan losses charged to operations	9,126	4,526	2,541	3,408
Net interest income after provision for loan losses	74,906	80,375	83,663	83,357
Non-interest income	18,278	18,582	15,309	17,403
Total income	93,184	98,957	98,972	100,760
General and administrative expense	71,551	74,397	72,534	69,049
Income before income tax expense	21,633	24,560	26,438	31,711
Income tax expense	7,781	8,895	9,514	11,559
Net income	13,852	15,665	16,924	20,152
Preferred stock dividends	—	2,827	2,194	2,193
Net income available to common shareholders	$13,852	$12,838	$14,730	$17,959
Basic earnings per common share	$0.14	$0.13	$0.15	$0.18
Diluted earnings per common share	$0.14	$0.13	$0.15	$0.18
 _______________________________
(1) Includes net tax benefits of $11.5 million recognized in the 2014 first quarter and $4.2 million recognized in the 2014 fourth quarter related to the impact of the changes in the New York State income tax legislation enacted on March 31, 2014, including the effects of the 2014 fourth quarter resolution of an income tax matter with New York State.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

3.1	Certificate of Incorporation of Astoria Financial Corporation, as amended effective as of June 3, 1998 and as further amended on September 6, 2006 and September 20, 2006. (1)

3.2	Bylaws of Astoria Financial Corporation, as amended March 19, 2008. (2)

3.3	Certificate of Designations of 6.50% Non-Cumulative Perpetual Preferred Stock, Series C of Astoria Financial Corporation. (3)

4.1	Astoria Financial Corporation Specimen Stock Certificate. (4)

4.2	Federal Stock Charter of Astoria Bank. (*)

4.3	Bylaws of Astoria Federal Savings and Loan Association n/k/a Astoria Bank, as amended effective January 29, 2014. (5)

4.4	Indenture, dated as of June 19, 2012, between Astoria Financial Corporation and Wilmington Trust, National Association, as Trustee. (6)

4.5	Form of 5.00% Senior Notes due 2017. (6)

4.6
Deposit Agreement, dated as of March 19, 2013, by and among Astoria Financial Corporation, Computershare Shareholder Services, LLC, as depositary, and the holders from time to time of the depositary receipts described therein. (3)

4.7	Form of depositary receipt representing the depositary shares of 6.50% Non-Cumulative Perpetual Preferred Stock, Series C of Astoria Financial Corporation. (3)

4.8	Form of Certificate representing the 6.50% Non-Cumulative Perpetual Preferred Stock, Series C of Astoria Financial Corporation. (3)

4.9	Astoria Financial Corporation Dividend Reinvestment and Stock Purchase Plan. (7)

Exhibits 10.1 through 10.62 are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(b) of this report.

10.1	Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Astoria Financial Corporation Directors’ Retirement Plan, as amended and restated effective February 15, 2012. (8)

10.2	The Long Island Bancorp, Inc., Non-Employee Directors Retirement Benefit Plan, as amended June 24, 1997 and as further Amended December 31, 2008. (9)

10.3	Astoria Financial Corporation Death Benefit Plan for Outside Directors. (4)

10.4	Astoria Financial Corporation Death Benefit Plan for Outside Directors - Amendment No. 1. (9)

10.5	Deferred Compensation Plan for Directors of Astoria Financial Corporation as Amended Effective January 1, 2009. (9)

10.6	1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, as amended December 29, 2005. (10)

10.7	2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (11)

Exhibit No.	Identification of Exhibit

10.8	Amendment No. 1 to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (12)

10.9	Amendment No. 2 to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (13)

10.10	2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (14)

10.11	Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (15)

10.12	Amendment No. 1 to the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (16)

10.13	Amendment No. 2 to the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (17)

10.14
Form of Performance-Based Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and Award Recipients utilized in connection with the award to Monte N. Redman dated July 1, 2011 pursuant to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, as amended. (18)

10.15
Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (19)

10.16
Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the Astoria Financial Corporation 2007 Non-employee Director Stock Plan. (19)

10.17
Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (*)

10.18	Astoria Federal Savings and Loan Association n/k/a Astoria Bank Annual Incentive Plan for Select Executives. (20)

10.19	Amendment No. 1 to the Astoria Federal Savings and Loan Association n/k/a Astoria Bank Annual Incentive Plan for Select Executives effective December 31, 2008, dated November 12, 2009. (21)

10.20	Astoria Financial Corporation Executive Officer Annual Incentive Plan, as amended March 19, 2014. (14)

10.21	Astoria Financial Corporation Amended and Restated Employment Agreement with Monte N. Redman, entered into as of October 16, 2014. (22)

10.22	Astoria Bank Amended and Restated Employment Agreement with Monte N. Redman, entered into as of October 16, 2014. (22)

Exhibit No.	Identification of Exhibit

10.23	Astoria Financial Corporation Amended and Restated Employment Agreement with Gerard C. Keegan, entered into as of October 16, 2014. (22)

10.24	Astoria Bank Amended and Restated Employment Agreement with Gerard C. Keegan, entered into as of October 16, 2014. (22)

10.25	Astoria Financial Corporation Amended and Restated Employment Agreement with Alan P. Eggleston, entered into as of October 16, 2014. (22)

10.26	Astoria Bank Amended and Restated Employment Agreement with Alan P. Eggleston, entered into as of October 16, 2014. (22)

10.27	Astoria Financial Corporation Amended and Restated Employment Agreement with Frank E. Fusco, entered into as of October 16, 2014. (22)

10.28	Astoria Bank Amended and Restated Employment Agreement with Frank E. Fusco, entered into as of October 16, 2014. (22)

10.29	Astoria Financial Corporation Employment Agreement with Hugh J. Donlon, entered into as of October 14, 2014. (22)

10.30	Astoria Bank Employment Agreement with Hugh J. Donlon, entered into as of October 14, 2014. (22)

10.31	Employment Agreement by and between Astoria Financial Corporation and Josie Callari, entered into as of January 1, 2012. (23)

10.32	Employment Agreement by and between Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Josie Callari, entered into as of January 1, 2012. (23)

10.33	Employment Agreement by and between Astoria Financial Corporation and Robert J. DeStefano, entered into as of January 1, 2012. (24)

10.34	Employment Agreement by and between Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Robert J. DeStefano, entered into as of January 1, 2012. (24)

10.35	Employment Agreement by and between Astoria Financial Corporation and Brian T. Edwards, entered into as of January 1, 2012. (23)

10.36	Employment Agreement by and between Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Brian T. Edwards, entered into as of January 1, 2012. (23)

10.37	Employment Agreement by and between Astoria Financial Corporation and Stephen J. Sipola, entered into as of January 1, 2013. (25)

10.38	Employment Agreement by and between Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Stephen J. Sipola, entered into as of January 1, 2013. (25)

10.39	Confirmation and acknowledgement of Bonus Schedule by Astoria Financial Corporation and Stephen J. Sipola as of March 5, 2013. (25) (26)

Exhibit No.	Identification of Exhibit

10.40	Confirmation and acknowledgement of Bonus Schedule by Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Stephen J. Sipola as of March 5, 2013. (25) (26)

10.41	Employment Agreement by and between Astoria Financial Corporation and Matthew J. Gutauskas, entered into as of January 1, 2014. (5)

10.42	Employment Agreement by and between Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Matthew J. Gutauskas, entered into as of January 1, 2014. (5)

10.43
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and William J. Mannix, Jr. (9)

10.44
Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and William J. Mannix, Jr. dated as of April 21, 2010. (27)

10.45
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Ira M. Yourman. (9)

10.46
Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Ira M. Yourman dated as of April 21, 2010. (27)

10.47
Change of Control Severance Agreement, entered into as of January 1, 2011, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Peter M. Finn. (28)

10.48
Change of Control Severance Agreement, entered into as of January 1, 2012, by and among Astoria Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Teresa A. Rotondo. (8)

10.49
Change of Control Severance Agreement, entered into as of February 15, 2012, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and John F. Kennedy. (8)

10.50
Change of Control Severance Agreement, entered into as of April 19, 2012, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Kevin Corbett. (8)

10.51
Change of Control Severance Agreement, entered into as of December 10, 2012, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Daniel F. Dougherty. (29)

10.52
Change of Control Severance Agreement, entered into as of January 1, 2013, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Rise Jacobs. (29)

10.53
Change of Control Severance Agreement, entered into as of January 1, 2013, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Rosina Manzi. (29)

Exhibit No.	Identification of Exhibit

10.54
Change of Control Severance Agreement, entered into as of January 1, 2013, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Nancy Tomich. (29)

10.55
Change of Control Severance Agreement, entered into as of January 7, 2013, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Mayra DiRico. (29)

10.56
Change of Control Severance Agreement, entered into as of September 18, 2013, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Barbara Glasser. (5)

10.57
Change of Control Severance Agreement, entered into as of April 16, 2014, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Javier L. Evans. (30)

10.58	Change of Control Severance Agreement, entered into as of January 1, 2015, by and among Astoria Bank, Astoria Financial Corporation and David J. DeBaun. (*)

10.59	Change of Control Severance Agreement, entered into as of January 1, 2015, by and among Astoria Bank, Astoria Financial Corporation and Michele M. Weber. (*)

10.60	Astoria Federal Savings and Loan Association n/k/a Astoria Bank Excess Benefit Plan, as amended effective April 30, 2012. (8)

10.61	Astoria Federal Savings and Loan Association n/k/a Astoria Bank Supplemental Benefit Plan, as amended effective April 30, 2012. (8)

10.62	Astoria Federal Savings and Loan Association’s n/k/a Astoria Bank Amended and Restated Retirement Medical and Dental Benefit Policy for Senior Officers (Vice Presidents & Above). (9)

12.1	Statement regarding computation of ratios. (*)

21.1	Subsidiaries of Astoria Financial Corporation. (*)

23.1	Consent of Independent Registered Public Accounting Firm. (*)

31.1	Certifications of Chief Executive Officer. (*)

31.2	Certifications of Chief Financial Officer. (*)

32.1
Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to Securities and Exchange Commission rules, this exhibit will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. (*)

99.1
Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2015, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2014, is incorporated herein by reference.

Exhibit No.	Identification of Exhibit

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema Document (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

_______________________________

(*)
Filed herewith.  Copies of exhibits other than Exhibit No. 101, the Interactive Data (XBRL) files which are not available in paper form, will be provided to shareholders upon written request to Astoria Financial Corporation, Investor Relations Department, One Astoria Bank Plaza, Lake Success, New York 11042 at a charge of $0.10 per page.  Copies are also available at no charge through the Securities and Exchange Commission’s website at www.sec.gov/edgar/searchedgar/webusers.htm.

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

(5)
Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on February 27, 2014 (File Number 001-11967).

(6)	Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K, dated June 14, 2012, filed with the Securities Exchange Commission on June 20, 2012 (File Number 001-11967).

(7)	Incorporated by reference to Form 424B5 Prospectus Supplement, filed with the Securities and Exchange Commission on January 8, 2014 (File Number 333-182041).

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

(13)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 11, 2011 (File Number 001-11967).

(14)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 11, 2014 (File Number 001-11967).

(15)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 10, 2007 (File Number 001-11967).

(16)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2010 (File Number 001-11967).

(17)	Incorporated by reference to Astoria Financial Corporation’s Form S-8, filed with the Securities and Exchange Commission on November 30, 2010 (File No. 333-170874).

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

(22)
Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 6, 2014 (File Number 001-11967).

(23)
Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 7, 2012 (File Number 001-11967).

(24)
Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 7, 2012 (File Number 001-11967).

(25)
Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 8, 2013 (File Number 001-11967).

(26)	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

(27)	Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on April 22, 2010 (File Number 001-11967).

(28)
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

(30)
Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 8, 2014 (File Number 001-11967).