Form 10-Q
period 2015-03-31
ASTORIA FINANCIAL CORP
filed 2015-05-08
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Large accelerated filer ☒ Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, April 30, 2015
$0.01 Par Value	100,797,334

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	(Unaudited)
(In Thousands, Except Share Data)	At March 31, 2015	At December 31, 2014
Assets:
Cash and due from banks	$165,766	$143,185
Available-for-sale securities:
Encumbered	110,199	110,784
Unencumbered	303,204	273,575
Total available-for-sale securities	413,403	384,359
Held-to-maturity securities, fair value of $2,137,907 and $2,131,371, respectively:
Encumbered	1,113,681	1,147,991
Unencumbered	1,005,861	985,813
Total held-to-maturity securities	2,119,542	2,133,804
Federal Home Loan Bank of New York stock, at cost	141,622	140,754
Loans held-for-sale, net	8,066	7,640
Loans receivable	11,821,867	11,957,448
Allowance for loan losses	(110,500)	(111,600)
Loans receivable, net	11,711,367	11,845,848
Mortgage servicing rights, net	10,585	11,401
Accrued interest receivable	37,208	36,628
Premises and equipment, net	111,562	111,622
Goodwill	185,151	185,151
Bank owned life insurance	432,965	430,768
Real estate owned, net	30,160	35,723
Other assets	168,175	173,138
Total assets	$15,535,572	$15,640,021
Liabilities:
Deposits:
Savings	$2,230,516	$2,237,142
Money market	2,407,520	2,373,484
NOW and demand deposit	2,301,022	2,198,777
Certificates of deposit	2,467,971	2,695,506
Total deposits	9,407,029	9,504,909
Federal funds purchased	365,000	455,000
Reverse repurchase agreements	1,100,000	1,100,000
Federal Home Loan Bank of New York advances	2,400,000	2,384,000
Other borrowings, net	248,824	248,691
Mortgage escrow funds	162,129	115,400
Accrued expenses and other liabilities	249,300	251,951
Total liabilities	13,932,282	14,059,951
Stockholders’ Equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series C (150,000 shares authorized; and 135,000 shares issued and outstanding)	129,796	129,796
Common stock, $0.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 100,396,907 and 99,940,399 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	898,788	897,049
Retained earnings	2,002,389	1,992,833
Treasury stock (66,097,981 and 66,554,489 shares, at cost, respectively)	(1,365,888)	(1,375,322)
Accumulated other comprehensive loss	(63,460)	(65,951)
Total stockholders’ equity	1,603,290	1,580,070
Total liabilities and stockholders’ equity	$15,535,572	$15,640,021
See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
(In Thousands, Except Share Data)	2015	2014
Interest income:
Residential mortgage loans	$53,962	$64,954
Multi-family and commercial real estate mortgage loans	47,492	43,390
Consumer and other loans	2,190	2,086
Mortgage-backed and other securities	15,070	13,677
Interest-earning cash accounts	89	69
Federal Home Loan Bank of New York stock	1,522	1,833
Total interest income	120,325	126,009
Interest expense:
Deposits	10,729	13,229
Borrowings	23,875	24,810
Total interest expense	34,604	38,039
Net interest income	85,721	87,970
Provision for loan losses (credited) charged to operations	(343)	1,631
Net interest income after provision for loan losses	86,064	86,339
Non-interest income:
Customer service fees	8,211	9,020
Other loan fees	553	608
Mortgage banking income, net	327	800
Income from bank owned life insurance	2,197	1,989
Other	1,645	1,252
Total non-interest income	12,933	13,669
Non-interest expense:
General and administrative:
Compensation and benefits	36,281	33,388
Occupancy, equipment and systems	19,658	18,174
Federal deposit insurance premium	4,201	8,569
Advertising	2,264	1,712
Other	7,708	8,380
Total non-interest expense	70,112	70,223
Income before income tax expense (benefit)	28,885	29,785
Income tax expense (benefit)	9,578	(1,764)
Net income	19,307	31,549
Preferred stock dividends	2,194	2,194
Net income available to common shareholders	$17,113	$29,355

Basic earnings per common share	$0.17	$0.30
Diluted earnings per common share	$0.17	$0.30

Basic weighted average common shares outstanding	99,252,031	98,106,045
Diluted weighted average common shares outstanding	99,252,031	98,106,045

 See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
(In Thousands)	2015	2014

Net income	$19,307	$31,549

Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale arising during the period	1,993	2,993

Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	469	135

Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	29	30

Total other comprehensive income, net of tax	2,491	3,158

Comprehensive income	$21,798	$34,707

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2015

(In Thousands, Except Share Data)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss

Balance at December 31, 2014	$1,580,070	$129,796	$1,665	$897,049	$1,992,833	$(1,375,322)	$(65,951)

Net income	19,307	—	—	—	19,307	—	—

Other comprehensive income, net of tax	2,491	—	—	—	—	—	2,491

Dividends on preferred stock ($16.25 per share)	(2,194)	—	—	—	(2,194)	—	—

Dividends on common stock ($0.04 per share)	(3,995)	—	—	—	(3,995)	—	—

Sales of treasury stock (471,680 shares)	6,009	—	—	—	(3,739)	9,748	—

Restricted stock grants (26,232 shares)	—	—	—	(330)	(212)	542	—

Forfeitures of restricted stock (41,404 shares)	—	—	—	478	378	(856)	—

Stock-based compensation	1,608	—	—	1,597	11	—	—

Net tax benefit shortfall from stock-based compensation	(6)	—	—	(6)	—	—	—

Balance at March 31, 2015	$1,603,290	$129,796	$1,665	$898,788	$2,002,389	$(1,365,888)	$(63,460)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
(In Thousands)	2015	2014
Cash flows from operating activities:
Net income	$19,307	$31,549
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on loans	2,883	2,596
Net amortization on securities and borrowings	2,322	2,361
Net provision for loan and real estate losses (credited) charged to operations	(181)	1,953
Depreciation and amortization	3,024	2,901
Net gain on sales of loans	(463)	(465)
Mortgage servicing rights amortization and valuation allowance adjustments, net	1,130	674
Stock-based compensation	1,608	2,016
Originations of loans held-for-sale	(27,463)	(18,129)
Proceeds from sales and principal repayments of loans held-for-sale	27,585	22,622
Increase in accrued interest receivable	(580)	(566)
Bank owned life insurance income and insurance proceeds received, net	(2,197)	(906)
Decrease in other assets	3,648	6,842
(Decrease) increase in accrued expenses and other liabilities	(1,847)	2,440
Net cash provided by operating activities	28,776	55,888
Cash flows from investing activities:
Originations of loans receivable	(389,387)	(292,124)
Loan purchases through third parties	(49,855)	(43,548)
Principal payments on loans receivable	563,529	465,709
Proceeds from sales of delinquent and non-performing loans	5,806	652
Purchases of securities held-to-maturity	(93,428)	(140,526)
Purchases of securities available-for-sale	(37,049)	—
Principal payments on securities held-to-maturity	105,752	81,849
Principal payments on securities available-for-sale	10,949	8,992
Net (purchases) redemptions of Federal Home Loan Bank of New York stock	(868)	1,910
Proceeds from sales of real estate owned, net	6,670	11,500
Purchases of premises and equipment, net of proceeds from sales	(2,977)	(1,635)
Net cash provided by investing activities	119,142	92,779
Cash flows from financing activities:
Net decrease in deposits	(97,880)	(134,232)
Net (decrease) increase in borrowings with original terms of three months or less	(74,000)	58,000
Repayments of borrowings with original terms greater than three months	—	(100,000)
Net increase in mortgage escrow funds	46,729	42,340
Proceeds from sales of treasury stock	6,009	2,012
Cash dividends paid to stockholders	(6,189)	(6,164)
Net tax benefit shortfall from stock-based compensation	(6)	(16)
Net cash used in financing activities	(125,337)	(138,060)
Net increase in cash and cash equivalents	22,581	10,607
Cash and cash equivalents at beginning of period	143,185	121,950
Cash and cash equivalents at end of period	$165,766	$132,557

Supplemental disclosures:
Interest paid	$31,708	$35,406
Income taxes paid	$1,477	$751
Additions to real estate owned	$1,269	$15,391
Loans transferred to held-for-sale	$6,205	$726

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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2015 and December 31, 2014, our results of operations and other comprehensive income for the three months ended March 31, 2015 and 2014, changes in our stockholders’ equity for the three months ended March 31, 2015 and our cash flows for the three months ended March 31, 2015 and 2014.  In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of March 31, 2015 and December 31, 2014, and amounts of revenues, expenses and other comprehensive income in the consolidated statements of income and comprehensive income for the three months ended March 31, 2015 and 2014.  The results of operations and other comprehensive income for the three months ended March 31, 2015 are not necessarily indicative of the results of operations and other comprehensive income to be expected for the remainder of the year.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.

These consolidated financial statements should be read in conjunction with our December 31, 2014 audited consolidated financial statements and related notes included in our 2014 Annual Report on Form 10-K.

Changes in New York State and New York City Income Tax Legislation

New York State, or NY State, income tax reform legislation, or the 2014 NY State legislation, was enacted on March 31, 2014.  While the 2014 NY State legislation generally became effective in 2015, the nature of the changes resulted in the recognition of certain deferred tax assets in the 2014 first quarter. Prior to the effective date of the 2014 NY State legislation, we were subject to taxation in NY State under an alternative taxation method based on assets.  The 2014 NY State legislation, among other things, removed that alternative method.  Further, the new law (1) requires that we will be taxed in a manner that resulted in an increase in our income tax expense beginning in 2015 and (2) caused us to recognize temporary differences and net operating loss carry-forward benefits in 2014 which we were unable to recognize previously.  The result of the 2014 NY State legislation was an increase in our net deferred tax asset with a corresponding reduction in income tax expense of $11.5 million in the 2014 first quarter.

On April 13, 2015, a package of bills, or the 2015 NY State legislation, was signed into law in NY State that, among other things, (1) conforms New York City, or NY City, banking income tax laws to the 2014 NY State legislation, and (2) makes technical corrections to the 2014 NY State legislation. The 2015 NY State legislation is effective retroactively to tax years beginning on or after January 1, 2015. Under GAAP, the effects of changes in tax law on current and deferred taxes are accounted for in the period that includes the enactment date of the change, which means that we will be adjusting to the impact of the legislation in the second quarter of 2015. We are presently reviewing the impact of the 2015 NY State legislation, and anticipate the net impact of adjusting to the legislation will result in a credit to income tax expense in the 2015 second quarter, followed most likely by a higher effective income tax rate going forward. We currently expect that the effects of the 2015 NY State legislation in the 2015 second quarter will include (i) the reduction or elimination of our valuation allowance, totaling $7.2 million at March 31, 2015, which presently offsets certain net deferred tax assets related to NY City income taxes, and (ii) the recognition of additional deferred tax assets relating to NY City income tax benefits to become realizable in future periods, which in the aggregate will more than offset (iii) additional one-time income tax expense to be recorded in the 2015 second quarter, applicable to the first quarter of 2015, as this legislative change is retroactively applicable to January 1, 2015.

2.  Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At March 31, 2015
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE (1) issuance REMICs and CMOs (2)	$294,026	$5,238	$(829)	$298,435
Non-GSE issuance REMICs and CMOs	4,524	28	(1)	4,551
GSE pass-through certificates	12,234	594	(2)	12,826
Total residential mortgage-backed securities	310,784	5,860	(832)	315,812
Obligations of GSEs	98,681	—	(1,092)	97,589
Fannie Mae stock	15	—	(13)	2
Total securities available-for-sale	$409,480	$5,860	$(1,937)	$413,403
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,490,860	$20,981	$(7,138)	$1,504,703
Non-GSE issuance REMICs and CMOs	2,299	27	(7)	2,319
GSE pass-through certificates	271,379	3,431	(1,665)	273,145
Total residential mortgage-backed securities	1,764,538	24,439	(8,810)	1,780,167
Multi-family mortgage-backed securities:
GSE issuance REMICs	225,738	2,748	(73)	228,413
Obligations of GSEs	128,769	536	(476)	128,829
Other	497	1	—	498
Total securities held-to-maturity	$2,119,542	$27,724	$(9,359)	$2,137,907

(1)    Government-sponsored enterprise
(2)    Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2014
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$266,946	$3,608	$(1,556)	$268,998
Non-GSE issuance REMICs and CMOs	5,071	34	(1)	5,104
GSE pass-through certificates	12,919	640	(2)	13,557
Total residential mortgage-backed securities	284,936	4,282	(1,559)	287,659
Obligations of GSEs	98,680	—	(1,982)	96,698
Fannie Mae stock	15	—	(13)	2
Total securities available-for-sale	$383,631	$4,282	$(3,554)	$384,359
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,575,402	$14,536	$(14,041)	$1,575,897
Non-GSE issuance REMICs and CMOs	2,482	31	(7)	2,506
GSE pass-through certificates	281,685	2,442	(3,877)	280,250
Total residential mortgage-backed securities	1,859,569	17,009	(17,925)	1,858,653
Multi-family mortgage-backed securities:
GSE issuance REMICs	154,381	554	(590)	154,345
Obligations of GSEs	119,336	42	(1,523)	117,855
Other	518	—	—	518
Total securities held-to-maturity	$2,133,804	$17,605	$(20,038)	$2,131,371

The following tables set forth the estimated fair values of securities with gross unrealized losses at the dates indicated, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the dates indicated.

	At March 31, 2015
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$75,161	$(829)	$—	$—	$75,161	$(829)
Non-GSE issuance REMICs and CMOs	—	—	89	(1)	89	(1)
GSE pass-through certificates	86	(1)	63	(1)	149	(2)
Obligations of GSEs	24,857	(125)	72,732	(967)	97,589	(1,092)
Fannie Mae stock	—	—	2	(13)	2	(13)
Total temporarily impaired securities available-for-sale	$100,104	$(955)	$72,886	$(982)	$172,990	$(1,937)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$52,357	$(294)	$339,709	$(6,844)	$392,066	$(7,138)
Non-GSE issuance REMICs and CMOs	—	—	294	(7)	294	(7)
GSE pass-through certificates	—	—	120,367	(1,665)	120,367	(1,665)
Multi-family mortgage-backed securities:
GSE issuance REMICs	25,013	(73)	—	—	25,013	(73)
Obligations of GSEs	29,947	(29)	24,553	(447)	54,500	(476)
Total temporarily impaired securities held-to-maturity	$107,317	$(396)	$484,923	$(8,963)	$592,240	$(9,359)

	At December 31, 2014
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$20,587	$(159)	$75,444	$(1,397)	$96,031	$(1,556)
Non-GSE issuance REMICs and CMOs	—	—	96	(1)	96	(1)
GSE pass-through certificates	53	(1)	64	(1)	117	(2)
Obligations of GSEs	24,586	(395)	72,112	(1,587)	96,698	(1,982)
Fannie Mae stock	—	—	2	(13)	2	(13)
Total temporarily impaired securities available-for-sale	$45,226	$(555)	$147,718	$(2,999)	$192,944	$(3,554)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$121,861	$(302)	$500,348	$(13,739)	$622,209	$(14,041)
Non-GSE issuance REMICs and CMOs	—	—	294	(7)	294	(7)
GSE pass-through certificates	—	—	164,453	(3,877)	164,453	(3,877)
Multi-family mortgage-backed securities:
GSE issuance REMICs	100,355	(590)	—	—	100,355	(590)
Obligations of GSEs	—	—	79,413	(1,523)	79,413	(1,523)
Total temporarily impaired securities held-to-maturity	$222,216	$(892)	$744,508	$(19,146)	$966,724	$(20,038)

We held 56 securities which had an unrealized loss at March 31, 2015 and 80 securities which had an unrealized loss at December 31, 2014.  At March 31, 2015 and December 31, 2014, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  None of the unrealized losses are related to credit losses.  Therefore, at March 31, 2015 and December 31, 2014, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

At March 31, 2015, available-for-sale debt securities, excluding mortgage-backed securities, had an amortized cost of $98.7 million, an estimated fair value of $97.6 million and contractual maturities in 2021 and 2022.  At March 31, 2015, held-to-maturity debt securities, excluding mortgage-backed securities, had an amortized cost and an estimated fair value of $129.3 million and contractual maturities primarily in 2021 and 2023.  Actual maturities may differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

At March 31, 2015, the amortized cost of callable securities in our portfolio totaled $227.4 million, of which $211.0 million are callable within one year and at various times thereafter.

The balance of accrued interest receivable for securities totaled $6.7 million at March 31, 2015 and December 31, 2014.

3. Loans Receivable and Allowance for Loan Losses

The following tables set forth the composition of our loans receivable portfolio, and an aging analysis by accruing and non-accrual loans, by segment and class at the dates indicated.

	At March 31, 2015
	Past Due
(In Thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$7,894	$3,796	$—	$11,690	$719,237	$730,927
Full documentation amortizing	25,321	6,707	—	32,028	4,858,702	4,890,730
Reduced documentation interest-only	10,885	3,355	—	14,240	512,426	526,666
Reduced documentation amortizing	9,120	2,801	—	11,921	401,526	413,447
Total residential	53,220	16,659	—	69,879	6,491,891	6,561,770
Multi-family	6,796	334	—	7,130	3,977,772	3,984,902
Commercial real estate	681	180	—	861	863,179	864,040
Total mortgage loans	60,697	17,173	—	77,870	11,332,842	11,410,712
Consumer and other loans (gross):
Home equity and other consumer	1,168	767	—	1,935	169,420	171,355
Commercial and industrial	—	—	—	—	74,894	74,894
Total consumer and other loans	1,168	767	—	1,935	244,314	246,249
Total accruing loans	$61,865	$17,940	$—	$79,805	$11,577,156	$11,656,961
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$333	$—	$11,278	$11,611	$13,122	$24,733
Full documentation amortizing	3,312	188	16,478	19,978	7,184	27,162
Reduced documentation interest-only	1,014	264	14,231	15,509	24,414	39,923
Reduced documentation amortizing	732	97	4,762	5,591	1,721	7,312
Total residential	5,391	549	46,749	52,689	46,441	99,130
Multi-family	298	403	2,064	2,765	3,239	6,004
Commercial real estate	780	—	—	780	6,129	6,909
Total mortgage loans	6,469	952	48,813	56,234	55,809	112,043
Consumer and other loans (gross):
Home equity and other consumer	—	—	6,691	6,691	145	6,836
Commercial and industrial	—	—	—	—	—	—
Total consumer and other loans	—	—	6,691	6,691	145	6,836
Total non-accrual loans	$6,469	$952	$55,504	$62,925	$55,954	$118,879
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$8,227	$3,796	$11,278	$23,301	$732,359	$755,660
Full documentation amortizing	28,633	6,895	16,478	52,006	4,865,886	4,917,892
Reduced documentation interest-only	11,899	3,619	14,231	29,749	536,840	566,589
Reduced documentation amortizing	9,852	2,898	4,762	17,512	403,247	420,759
Total residential	58,611	17,208	46,749	122,568	6,538,332	6,660,900
Multi-family	7,094	737	2,064	9,895	3,981,011	3,990,906
Commercial real estate	1,461	180	—	1,641	869,308	870,949
Total mortgage loans	67,166	18,125	48,813	134,104	11,388,651	11,522,755
Consumer and other loans (gross):
Home equity and other consumer	1,168	767	6,691	8,626	169,565	178,191
Commercial and industrial	—	—	—	—	74,894	74,894
Total consumer and other loans	1,168	767	6,691	8,626	244,459	253,085
Total loans	$68,334	$18,892	$55,504	$142,730	$11,633,110	$11,775,840
Net unamortized premiums and deferred loan origination costs						46,027
Loans receivable						11,821,867
Allowance for loan losses						(110,500)
Loans receivable, net						$11,711,367

	At December 31, 2014
	Past Due
(In Thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$13,943	$7,332	$—	$21,275	$804,880	$826,155
Full documentation amortizing	25,878	7,611	144	33,633	4,948,391	4,982,024
Reduced documentation interest-only	18,490	2,584	—	21,074	547,350	568,424
Reduced documentation amortizing	11,024	1,648	—	12,672	384,250	396,922
Total residential	69,335	19,175	144	88,654	6,684,871	6,773,525
Multi-family	3,646	2,222	1,790	7,658	3,893,539	3,901,197
Commercial real estate	1,686	493	2,159	4,338	863,615	867,953
Total mortgage loans	74,667	21,890	4,093	100,650	11,442,025	11,542,675
Consumer and other loans (gross):
Home equity and other consumer	2,430	962	—	3,392	175,121	178,513
Commercial and industrial	—	—	—	—	64,815	64,815
Total consumer and other loans	2,430	962	—	3,392	239,936	243,328
Total accruing loans	$77,097	$22,852	$4,093	$104,042	$11,681,961	$11,786,003
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$2,371	$358	$11,502	$14,231	$13,796	$28,027
Full documentation amortizing	204	238	14,211	14,653	7,016	21,669
Reduced documentation interest-only	820	453	16,289	17,562	25,022	42,584
Reduced documentation amortizing	596	1,066	2,843	4,505	3,226	7,731
Total residential	3,991	2,115	44,845	50,951	49,060	100,011
Multi-family	648	346	7,127	8,121	3,735	11,856
Commercial real estate	790	—	729	1,519	4,293	5,812
Total mortgage loans	5,429	2,461	52,701	60,591	57,088	117,679
Consumer and other loans (gross):
Home equity and other consumer	—	—	6,040	6,040	—	6,040
Commercial and industrial	—	—	—	—	—	—
Total consumer and other loans	—	—	6,040	6,040	—	6,040
Total non-accrual loans	$5,429	$2,461	$58,741	$66,631	$57,088	$123,719
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$16,314	$7,690	$11,502	$35,506	$818,676	$854,182
Full documentation amortizing	26,082	7,849	14,355	48,286	4,955,407	5,003,693
Reduced documentation interest-only	19,310	3,037	16,289	38,636	572,372	611,008
Reduced documentation amortizing	11,620	2,714	2,843	17,177	387,476	404,653
Total residential	73,326	21,290	44,989	139,605	6,733,931	6,873,536
Multi-family	4,294	2,568	8,917	15,779	3,897,274	3,913,053
Commercial real estate	2,476	493	2,888	5,857	867,908	873,765
Total mortgage loans	80,096	24,351	56,794	161,241	11,499,113	11,660,354
Consumer and other loans (gross):
Home equity and other consumer	2,430	962	6,040	9,432	175,121	184,553
Commercial and industrial	—	—	—	—	64,815	64,815
Total consumer and other loans	2,430	962	6,040	9,432	239,936	249,368
Total loans	$82,526	$25,313	$62,834	$170,673	$11,739,049	$11,909,722
Net unamortized premiums and deferred loan origination costs						47,726
Loans receivable						11,957,448
Allowance for loan losses						(111,600)
Loans receivable, net						$11,845,848

We segment our one-to-four family, or residential, mortgage loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans and origination time periods and analyze our historical loss experience and delinquency levels and trends of these segments.  We analyze multi-family and commercial real estate mortgage loans by portfolio using predictive modeling techniques for loans originated after 2010 and by geographic location for loans originated prior to 2010.  We analyze our consumer and other loan portfolio by home equity lines of credit, commercial and industrial loans and other consumer loans and perform similar historical loss analyses.

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

The following tables set forth the changes in our allowance for loan losses by loan receivable segment for the periods indicated.

	For the Three Months Ended March 31, 2015
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at January 1, 2015	$46,283	$39,250	$17,242	$8,825	$111,600
Provision (credited) charged to operations	(1,851)	256	18	1,234	(343)
Charge-offs	(1,757)	(242)	(142)	(349)	(2,490)
Recoveries	806	818	—	109	1,733
Balance at March 31, 2015	$43,481	$40,082	$17,118	$9,819	$110,500

	For the Three Months Ended March 31, 2014
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at January 1, 2014	$80,337	$36,703	$13,136	$8,824	$139,000
Provision (credited) charged to operations	(3,476)	(1,412)	4,538	1,981	1,631
Charge-offs	(4,093)	(869)	(2,976)	(897)	(8,835)
Recoveries	1,949	156	—	99	2,204
Balance at March 31, 2014	$74,717	$34,578	$14,698	$10,007	$134,000

The following table sets forth the balances of our residential interest-only mortgage loans at March 31, 2015 by the period in which such loans are scheduled to enter their amortization period.

(In Thousands)	Recorded Investment
Amortization scheduled to begin in:
12 months or less	$587,456
13 to 24 months	371,233
25 to 36 months	298,396
Over 36 months	65,164
Total	$1,322,249

The following tables set forth the balances of our residential mortgage and consumer and other loan receivable segments by class and credit quality indicator at the dates indicated.

	At March 31, 2015
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity and Other Consumer	Commercial and Industrial
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing
Performing	$730,927	$4,890,730	$526,666	$413,447	$171,355	$74,894
Non-performing:
Current or past due less than 90 days	13,455	10,684	25,692	2,550	145	—
Past due 90 days or more	11,278	16,478	14,231	4,762	6,691	—
Total	$755,660	$4,917,892	$566,589	$420,759	$178,191	$74,894

	At December 31, 2014
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity and Other Consumer	Commercial and Industrial
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing
Performing	$826,155	$4,981,880	$568,424	$396,922	$178,513	$64,815
Non-performing:
Current or past due less than 90 days	16,525	7,458	26,295	4,888	—	—
Past due 90 days or more	11,502	14,355	16,289	2,843	6,040	—
Total	$854,182	$5,003,693	$611,008	$404,653	$184,553	$64,815

The following table sets forth the balances of our multi-family and commercial real estate mortgage loan receivable segments by credit quality indicator at the dates indicated.

	At March 31, 2015		At December 31, 2014
		Commercial Real Estate		Commercial Real Estate
(In Thousands)	Multi-Family		Multi-Family
Not criticized	$3,917,675	$814,941	$3,850,068	$817,404
Criticized:
Special mention	43,832	21,443	30,975	22,584
Substandard	28,660	33,461	31,264	32,664
Doubtful	739	1,104	746	1,113
Total	$3,990,906	$870,949	$3,913,053	$873,765

The following tables set forth the balances of our loans receivable and the related allowance for loan loss allocation by segment and by the impairment methodology followed in determining the allowance for loan losses at the dates indicated.

	At March 31, 2015
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Loans:
Individually evaluated for impairment	$186,779	$33,990	$19,530	$6,504	$246,803
Collectively evaluated for impairment	6,474,121	3,956,916	851,419	246,581	11,529,037
Total loans	$6,660,900	$3,990,906	$870,949	$253,085	$11,775,840
Allowance for loan losses:
Individually evaluated for impairment	$10,519	$2,785	$2,481	$4,938	$20,723
Collectively evaluated for impairment	32,962	37,297	14,637	4,881	89,777
Total allowance for loan losses	$43,481	$40,082	$17,118	$9,819	$110,500

	At December 31, 2014
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Loans:
Individually evaluated for impairment	$181,402	$42,611	$19,270	$5,153	$248,436
Collectively evaluated for impairment	6,692,134	3,870,442	854,495	244,215	11,661,286
Total loans	$6,873,536	$3,913,053	$873,765	$249,368	$11,909,722
Allowance for loan losses:
Individually evaluated for impairment	$10,304	$3,172	$2,446	$3,810	$19,732
Collectively evaluated for impairment	35,979	36,078	14,796	5,015	91,868
Total allowance for loan losses	$46,283	$39,250	$17,242	$8,825	$111,600

The following table summarizes information related to our impaired loans by segment and class at the dates indicated.

	At March 31, 2015				At December 31, 2014
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$51,533	$43,187	$(3,503)	$39,684	$55,352	$46,331	$(3,391)	$42,940
Full documentation amortizing	52,320	47,983	(1,841)	46,142	43,044	39,994	(1,425)	38,569
Reduced documentation interest-only	89,147	75,831	(4,538)	71,293	90,171	76,960	(4,661)	72,299
Reduced documentation amortizing	21,302	19,778	(637)	19,141	19,463	18,117	(827)	17,290
Multi-family	24,380	20,974	(2,785)	18,189	34,972	28,109	(3,172)	24,937
Commercial real estate	25,383	19,530	(2,481)	17,049	24,991	19,270	(2,446)	16,824
Consumer and other loans:
Home equity lines of credit	6,813	6,504	(4,938)	1,566	5,436	5,153	(3,810)	1,343
Without an allowance recorded:
Mortgage loans:
Multi-family	14,290	13,016	—	13,016	16,308	14,502	—	14,502
Total impaired loans	$285,168	$246,803	$(20,723)	$226,080	$289,737	$248,436	$(19,732)	$228,704

The following table sets forth the average recorded investment, interest income recognized and cash basis interest income related to our impaired loans by segment and class for the periods indicated.

	For the Three Months Ended March 31,
	2015			2014
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$44,759	$349	$353	$108,696	$650	$650
Full documentation amortizing	43,989	395	386	37,802	301	294
Reduced documentation interest-only	76,396	730	737	137,429	1,062	1,041
Reduced documentation amortizing	18,948	162	162	25,503	121	119
Multi-family	24,542	260	268	28,660	358	377
Commercial real estate	19,400	268	286	14,046	175	283
Consumer and other loans:
Home equity lines of credit	5,829	6	16	4,083	4	6
Without an allowance recorded:
Mortgage loans:
Residential:
Full documentation amortizing	—	—	—	600	8	8
Multi-family	13,759	154	155	22,393	141	141
Commercial real estate	—	—	—	7,132	—	—
Total impaired loans	$247,622	$2,324	$2,363	$386,344	$2,820	$2,919

The following table sets forth information about our mortgage loans receivable by segment and class at March 31, 2015 and 2014 which were modified in a troubled debt restructuring, or TDR, during the periods indicated.

	Modifications During the Three Months Ended March 31,
	2015			2014
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at March 31, 2015	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at March 31, 2014
Residential:
Full documentation interest-only	4	$2,035	$2,030	9	$4,083	$3,691
Full documentation amortizing	6	2,059	2,016	5	1,509	1,481
Reduced documentation interest-only	4	1,687	1,687	4	1,099	1,097
Reduced documentation amortizing	—	—	—	2	317	264
Multi-family	—	—	—	2	1,060	952
Commercial real estate	2	2,902	2,878	1	659	647
Total	16	$8,683	$8,611	23	$8,727	$8,132

The following table sets forth information about our mortgage loans receivable by segment and class at March 31, 2015 and 2014 which were modified in a TDR during the twelve month periods ended March 31, 2015 and 2014 and had a payment default subsequent to the modification during the periods indicated.

	For the Three Months Ended March 31,
	2015		2014
(Dollars In Thousands)	Number of Loans	Recorded Investment at March 31, 2015	Number of Loans	Recorded Investment at March 31, 2014
Residential:
Full documentation interest-only	1	$648	6	$1,138
Full documentation amortizing	2	854	5	1,308
Reduced documentation interest-only	2	1,314	11	3,058
Reduced documentation amortizing	—	—	3	846
Multi-family	3	1,387	2	1,015
Commercial real estate	—	—	1	1,569
Total	8	$4,203	28	$8,934

Included in loans receivable at March 31, 2015 are loans in the process of foreclosure collateralized by residential real estate property with a recorded investment of $34.1 million.

For additional information regarding our loans receivable and allowance for loan losses, see “Asset Quality” and “Critical Accounting Policies” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

4. Reverse Repurchase Agreements

Effective January 1, 2015, we adopted the guidance in Accounting Standards Update, or ASU, 2014-11, “Transfers and Servicing (Topic 860) — Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” which applies to all entities that enter into repurchase-to-maturity transactions or repurchase financings (reverse repurchase agreements or securities sold under agreements to repurchase).  The amendments in this update changed the accounting for repurchase-to-maturity transactions and linked repurchase financings (a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty) to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.  All of our repurchase agreements (reverse repurchase agreements) are accounted for as secured borrowings.  Therefore, our adoption of this guidance did not have an impact on our financial condition or results of operations. In addition, effective for interim periods beginning after March 15, 2015, the amendments in this update require an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements, which for us is not applicable as we have no such transfers. The amendments in this guidance also require, effective for interim periods beginning after March 15, 2015, the following disclosures to increase transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.

The following table details the remaining contractual maturities of our reverse repurchase agreements at March 31, 2015.

Year	Amount
	(In Thousands)
2018	$200,000	(1)
2019	600,000	(1)
2020	300,000	(2)
Total	$1,100,000

(1)	Callable in 2015.

(2)	Includes $100.0 million of borrowings which are callable in 2015, $100.0 million of borrowings which are callable in 2016 and $100.0 million of borrowings which are callable in 2017.

The outstanding reverse repurchase agreements at March 31, 2015 were fixed rate and collateralized by GSE securities, of which 83% were residential mortgage-backed securities and 17% were obligations of GSEs. Securities collateralizing these agreements are classified as encumbered securities in the consolidated statements of financial condition. The amount of excess collateral required is governed by each individual contract. The primary risk associated with these secured borrowings is the requirement to pledge a market value based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with our policies, eligible counterparties are defined and monitored to minimize our exposure.

5.  Earnings Per Common Share

The following table is a reconciliation of basic and diluted earnings per common share, or EPS.

	For the Three Months Ended March 31,
(In Thousands, Except Share Data)	2015	2014
Net income	$19,307	$31,549
Preferred stock dividends	(2,194)	(2,194)
Net income available to common shareholders	17,113	29,355
Income allocated to participating securities	(114)	(312)
Net income allocated to common shareholders	$16,999	$29,043

Basic weighted average common shares outstanding	99,252,031	98,106,045
Dilutive effect of stock options and restricted stock units (1) (2)	—	—
Diluted weighted average common shares outstanding	99,252,031	98,106,045

Basic EPS	$0.17	$0.30
Diluted EPS	$0.17	$0.30

(1)
Excludes options to purchase 20,667 shares of common stock which were outstanding during the three months ended March 31, 2015 and options to purchase 1,050,083 shares of common stock which were outstanding during the three months ended March 31, 2014 because their inclusion would be anti-dilutive.

(2)
Excludes 762,038 unvested restricted stock units which were outstanding during the three months ended March 31, 2015 and 659,837 unvested restricted stock units which were outstanding during the three months ended March 31, 2014 because the performance conditions have not been satisfied.

6.  Other Comprehensive Income

The following tables set forth the components of accumulated other comprehensive loss, net of related tax effects, at the dates indicated and the changes during the three months ended March 31, 2015 and 2014.

(In Thousands)	At December 31, 2014	Other Comprehensive Income	At March 31, 2015
Net unrealized gain on securities available-for-sale	$4,686	$1,993	$6,679
Net actuarial loss on pension plans and other postretirement benefits	(67,476)	469	(67,007)
Prior service cost on pension plans and other postretirement benefits	(3,161)	29	(3,132)
Accumulated other comprehensive loss	$(65,951)	$2,491	$(63,460)

(In Thousands)	At December 31, 2013	Other Comprehensive Income	At March 31, 2014
Net unrealized loss on securities available-for-sale	$(4,366)	$2,993	$(1,373)
Net actuarial loss on pension plans and other postretirement benefits	(30,600)	135	(30,465)
Prior service cost on pension plans and other postretirement benefits	(3,284)	30	(3,254)
Accumulated other comprehensive loss	$(38,250)	$3,158	$(35,092)

The following tables set forth the components of other comprehensive income for the periods indicated.

	For the Three Months Ended March 31, 2015
(In Thousands)	Before Tax Amount	Income Tax Expense	After Tax Amount
Net unrealized holding gain on securities available-for-sale arising during the period	$3,223	$(1,230)	$1,993
Reclassification adjustment for net actuarial loss included in net income	757	(288)	469
Reclassification adjustment for prior service cost included in net income	47	(18)	29
Other comprehensive income	$4,027	$(1,536)	$2,491

	For the Three Months Ended March 31, 2014
(In Thousands)	Before Tax Amount	Income Tax Expense	After Tax Amount
Net unrealized holding gain on securities available-for-sale arising during the period	$4,628	$(1,635)	$2,993
Reclassification adjustment for net actuarial loss included in net income	208	(73)	135
Reclassification adjustment for prior service cost included in net income	47	(17)	30
Other comprehensive income	$4,883	$(1,725)	$3,158

The following tables set forth information about amounts reclassified from accumulated other comprehensive loss to, and the affected line items in, the consolidated statements of income for the periods indicated.

	For the Three Months Ended March 31,		Income Statement Line Item
(In Thousands)	2015	2014
Reclassification adjustment for net actuarial loss (1)	$(757)	$(208)	Compensation and benefits
Reclassification adjustment for prior service cost (1)	(47)	(47)	Compensation and benefits
Total reclassifications, before tax	(804)	(255)
Income tax effect	306	90	Income tax expense (benefit)
Total reclassifications, net of tax	$(498)	$(165)	Net income

(1)
These other comprehensive income components are included in the computations of net periodic (benefit) cost for our defined benefit pension plans and other postretirement benefit plan. See Note 7 for additional details.

7.  Pension Plans and Other Postretirement Benefits

The following table sets forth information regarding the components of net periodic (benefit) cost for our defined benefit pension plans and other postretirement benefit plan for the periods indicated.

	Pension Benefits		Other Postretirement Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
(In Thousands)	2015	2014	2015	2014
Service cost	$—	$—	$469	$219
Interest cost	2,510	2,633	276	222
Expected return on plan assets	(3,633)	(3,713)	—	—
Recognized net actuarial loss (gain)	757	359	—	(151)
Amortization of prior service cost	47	47	—	—
Net periodic (benefit) cost	$(319)	$(674)	$745	$290

8.  Stock Incentive Plans

During the three months ended March 31, 2015, 26,232 shares of restricted common stock were granted to directors under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, of which 21,860 remain outstanding at March 31, 2015 and vest 100% in February 2018, although awards immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.

No stock-based compensation awards were made to our officers or employees during the three months ended March 31, 2015. On April 27, 2015, 400,320 shares of restricted common stock were granted to select officers under the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2014 Employee Stock Plan, with a grant date fair value of $13.07 per share, substantially all of which vest one-third per year on or about December 14, beginning December 2015.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2014 Employee Stock Plan, all restricted common stock granted pursuant to such plan immediately vests.  Also, on April 27, 2015, 409,800 performance-based restricted stock units were granted to select officers under the 2014 Employee Stock Plan with a grant date fair value of $12.64 per unit.  Each restricted stock unit granted represents a right, under the 2014 Employee Stock Plan, to receive one share of our common stock in the future, subject to meeting certain criteria.  The restricted stock units have specified performance objectives within a specified performance measurement period and no voting or dividend rights prior to vesting and delivery of shares.  The performance measurement period for these restricted stock units is the fiscal year ending December 31, 2017 and the vest date is February 1, 2018.  Shares will be issued on the vest date at a specified percentage of units granted, ranging from 0% to 125%, based on actual performance during the performance measurement period.  However, in the event of a change in control prior to the end of the performance measurement period, the restricted stock units will vest on the change in control date and shares will be issued at 100% of units granted.  Absent a change in control, if a grantee’s employment terminates prior to the end of the performance measurement period all restricted stock units will be forfeited.  In the event a grantee’s employment terminates during the period on or after the end of the performance measurement period through the vest date due to death, disability, retirement or a change in control, the grantee will remain entitled to the shares otherwise earned.

The following table summarizes restricted common stock and performance-based restricted stock unit activity in our stock incentive plans for the three months ended March 31, 2015.

	Restricted Common Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	752,701	$11.90	776,500	$10.66
Granted	26,232	12.58	—	—
Vested	(4,000)	(8.95)	—	—
Forfeited	(41,404)	(11.54)	(32,300)	(10.89)
Unvested at March 31, 2015	733,529	11.96	744,200	10.65

Stock-based compensation expense is recognized on a straight-line basis over the vesting period and totaled $995,000, net of taxes of $614,000, for the three months ended March 31, 2015 and $1.3 million, net of taxes of $712,000, for the three months ended March 31, 2014.  At March 31, 2015, exclusive of the compensation cost related to the April 27, 2015 grant, pre-tax compensation cost related to all nonvested awards of restricted common stock and restricted stock units not yet recognized totaled $9.0 million and will be recognized over a weighted average period of approximately 1.6 years, which excludes $1.7 million of pre-tax compensation cost related to 65,000 shares of performance-based restricted common stock and 95,025 performance-based restricted stock units, for which compensation cost will begin to be recognized when the achievement of the performance conditions becomes probable.

9. Investments in Affordable Housing Limited Partnerships

Effective January 1, 2015, we adopted the guidance in ASU 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Qualified Affordable Housing Projects,” which applies to all reporting entities that invest in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this update modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to use the proportional amortization method to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). We have not elected to use the proportional amortization method for our investments in qualified affordable housing projects. Therefore, our adoption of this guidance did not have an impact on our financial condition or results of operations. Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects which are presented below.

As part of our community reinvestment initiatives, we invest in affordable housing limited partnerships that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits and other tax benefits for these investments.

Our investment in affordable housing limited partnerships, reflected in other assets in the consolidated statements of financial condition, totaled $18.0 million at March 31, 2015 and $18.3 million at December 31, 2014. Our obligation related to such investments, reflected in other liabilities in the consolidated statements of financial condition, totaled $14.1 million at March 31, 2015 and $15.0 million at December 31, 2014. Installments are due on an "as needed" basis, currently projected over the next four years, the timing of which cannot be estimated.

Expense related to our investments in affordable housing limited partnerships, included in other non-interest expense in the consolidated statements of income, totaled $257,000 for the three months ended March 31, 2015 and $376,000 for the three months ended March 31, 2014. Affordable housing tax credits and other tax benefits recognized as a component of income tax expense in the consolidated statements of income totaled $358,000 for the three months ended March 31, 2015 and $551,000 for the three months ended March 31, 2014.

10.  Regulatory Matters

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Reform Act, in July 2013, the federal bank regulatory agencies, or the Agencies, issued final rules, or the Final Capital Rules, that subjected many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements effective January 1, 2015. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III capital standards.  In doing so, the Final Capital Rules:

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

•
Changed the definitions of capital categories for insured depository institutions for purposes of the Federal Deposit Insurance Corporation Improvement Act of 1991 prompt corrective action provisions.  Under these revised definitions, to be considered well-capitalized, an insured depository institution must have a Tier 1 leverage capital ratio of at least 5.0%, a Common equity tier 1 risk-based capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8.0% and a Total risk-based capital ratio of at least 10.0%.

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

At March 31, 2015, the capital levels of both Astoria Financial Corporation and Astoria Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The following table sets forth information regarding the regulatory capital requirements applicable to Astoria Financial Corporation and Astoria Bank at March 31, 2015.

	Actual		Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Astoria Financial Corporation:
Tier 1 leverage	$1,471,058	9.56%	$615,813	4.00%	$769,767	5.00%
Common equity tier 1 risk-based	1,347,582	14.85	408,225	4.50	589,658	6.50
Tier 1 risk-based	1,471,058	16.22	544,299	6.00	725,733	8.00
Total risk-based	1,582,466	17.44	725,733	8.00	907,166	10.00

Astoria Bank:
Tier 1 leverage	$1,629,273	10.63%	$613,074	4.00%	$766,343	5.00%
Common equity tier 1 risk-based	1,629,273	18.00	407,380	4.50	588,438	6.50
Tier 1 risk-based	1,629,273	18.00	543,173	6.00	724,231	8.00
Total risk-based	1,740,681	19.23	724,231	8.00	905,289	10.00

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

	Carrying Value at March 31, 2015
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$298,435	$—	$298,435
Non-GSE issuance REMICs and CMOs	4,551	—	4,551
GSE pass-through certificates	12,826	—	12,826
Obligations of GSEs	97,589	—	97,589
Fannie Mae stock	2	2	—
Total securities available-for-sale	$413,403	$2	$413,401

	Carrying Value at December 31, 2014
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$268,998	$—	$268,998
Non-GSE issuance REMICs and CMOs	5,104	—	5,104
GSE pass-through certificates	13,557	—	13,557
Obligations of GSEs	96,698	—	96,698
Fannie Mae stock	2	2	—
Total securities available-for-sale	$384,359	$2	$384,357

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

Residential mortgage-backed securities
Residential mortgage-backed securities comprised 76% of our securities available-for-sale portfolio at March 31, 2015 and 75% at December 31, 2014.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  GSE securities, for which an active market exists for similar securities making observable inputs readily available, comprised 99% of our available-for-sale residential mortgage-backed securities portfolio at March 31, 2015 and 98% December 31, 2014.

We review changes in the pricing service fair values from month to month taking into consideration changes in market conditions including changes in mortgage spreads, changes in treasury yields and changes in pricing on 15 and 30 year pass-through mortgage-backed securities.  Significant month over month price changes are analyzed further using discounted cash flow models and, on occasion, third party quotes.  Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

Obligations of GSEs
Obligations of GSEs comprised 24% of our securities available-for-sale portfolio at March 31, 2015 and 25% at December 31, 2014 and consisted of debt securities issued by GSEs.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service gathers information from market sources and integrates relative credit information, observed market movements and sector news into their pricing applications and models.  Spread scales, representing credit risk, are created and are based on the new issue market, secondary trading and dealer quotes.  Option adjusted spread, or OAS, models are incorporated to adjust spreads of issues that have early redemption features.  Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

Fannie Mae stock
The fair value of the Fannie Mae stock in our available-for-sale securities portfolio is obtained from quoted market prices for identical instruments in active markets and, as such, is classified as Level 1.

Non-Recurring Fair Value Measurements

From time to time, we may be required to record at fair value assets or liabilities on a non-recurring basis, such as mortgage servicing rights, or MSR, loans receivable, certain loans held-for-sale and real estate owned, or REO.  These non-recurring fair value adjustments involve the application of lower of cost or market accounting or impairment write-downs of individual assets.

The following table sets forth the carrying values of those of our assets which were measured at fair value on a non-recurring basis at the dates indicated.  The fair value measurements for all of these assets fall within Level 3 of the fair value hierarchy.

	Carrying Value
(In Thousands)	At March 31, 2015	At December 31, 2014
Non-performing loans held-for-sale, net	$551	$153
Impaired loans	139,302	140,663
MSR, net	10,585	11,401
REO, net	17,295	19,375
Total	$167,733	$171,592

The following table provides information regarding the losses recognized on our assets measured at fair value on a non-recurring basis for the periods indicated.

	For the Three Months Ended March 31,
(In Thousands)	2015	2014
Non-performing loans held-for-sale, net (1)	$188	$533
Impaired loans (2)	1,964	6,419
MSR, net (3)	513	13
REO, net (4)	304	898
Total	$2,969	$7,863

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

Loans held-for-sale, net (non-performing loans held-for-sale)
Included in loans held-for-sale, net, are non-performing loans held-for-sale for which fair values are estimated through either preliminary bids from potential purchasers of the loans or the estimated fair value of the underlying collateral discounted for factors necessary to solicit acceptable bids, and adjusted as necessary based on management’s experience with sales of similar types of loans and, as such, are classified as Level 3. At March 31, 2015, non-performing loans held-for-sale were comprised of 60% multi-family mortgage loans and 40% residential mortgage loans. At December 31, 2014, we held-for-sale one non-performing multi-family mortgage loan.

Loans receivable, net (impaired loans)
Loans which meet certain criteria are evaluated individually for impairment.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans were comprised of 75% residential mortgage loans, 22% multi-family and commercial real estate mortgage loans and 3% home equity lines of credit at March 31, 2015 and 73% residential mortgage loans, 25% multi-family and commercial real estate mortgage loans and 2% home equity lines of credit at December 31, 2014.  Impaired loans for which a fair value adjustment was recognized were comprised of 73% residential mortgage loans, 26% multi-family and commercial real estate mortgage loans and 1% home equity lines of credit at March 31, 2015 and 69% residential mortgage loans, 30% multi-family and commercial real estate mortgage loans and 1% home equity lines of credit at December 31, 2014.  Our impaired loans are generally collateral dependent and, as such, are generally carried at the estimated fair value of the underlying collateral less estimated selling costs.

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

MSR, net
The right to service loans for others is generally obtained through the sale of residential mortgage loans with servicing retained.  MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At March 31, 2015, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.47%, a weighted average constant prepayment rate on mortgages of 13.35% and a weighted average life of 5.4 years.  At December 31, 2014, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.48%, a weighted average constant prepayment rate on mortgages of 12.35% and a weighted average life of 5.7 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

REO, net
REO represents real estate acquired through foreclosure or by deed in lieu of foreclosure. At March 31, 2015, REO totaled $30.2 million, including residential properties with a carrying value of $28.1 million. At December 31, 2014, REO totaled $35.7 million, including residential properties with a carrying value of $33.7 million. REO is generally initially recorded at estimated fair value less estimated selling costs.  Thereafter, we maintain a valuation allowance representing decreases in the properties' estimated fair value. The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

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

	At March 31, 2015
	Carrying Value	Estimated Fair Value
(In Thousands)		Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,119,542	$2,137,907	$2,137,907	$—
FHLB-NY stock	141,622	141,622	141,622	—
Loans held-for-sale, net (1)	8,066	8,385	—	8,385
Loans receivable, net (1)	11,711,367	11,862,011	—	11,862,011
MSR, net (1)	10,585	10,589	—	10,589
Financial Liabilities:
Deposits	9,407,029	9,439,513	9,439,513	—
Borrowings, net	4,113,824	4,337,180	4,337,180	—

	At December 31, 2014
	Carrying Value	Estimated Fair Value
(In Thousands)		Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,133,804	$2,131,371	$2,131,371	$—
FHLB-NY stock	140,754	140,754	140,754	—
Loans held-for-sale, net (1)	7,640	7,955	—	7,955
Loans receivable, net (1)	11,845,848	11,967,608	—	11,967,608
MSR, net (1)	11,401	11,406	—	11,406
Financial Liabilities:
Deposits	9,504,909	9,534,918	9,534,918	—
Borrowings, net	4,187,691	4,395,604	4,395,604	—

_______________________________________________________

(1)	Includes assets measured at fair value on a non-recurring basis.

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

Borrowings, net
The fair values of borrowings are based upon third party dealers’ estimated market values which are reviewed by management quarterly using an OAS model. An industry standard OAS model is used to to estimate the fair value borrowings for which broker quotes are unavailable.

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

City of New York Notice of Determination
By “Notice of Determination” dated September 14, 2010 and August 26, 2011, or the 2010 and 2011 Notices, the City of New York notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies related to our operation of Fidata Service Corp., or Fidata, and Astoria Federal Mortgage Corp., or AF Mortgage, subsidiaries of Astoria Bank. We disagree with the assertion of the tax deficiencies.  Hearings in this matter were held before the New York City Tax Appeals Tribunal, or the NYC Tax Appeals Tribunal, in March and April 2013.  On October 29, 2014, the NYC Tax Appeals Tribunal issued a decision favorable to us canceling the 2010 and 2011 Notices. The City of New York appealed the decision of the NYC Tax Appeals Tribunal. The parties are in the process of preparing and submitting briefs to the NYC Tax Appeals Tribunal and a hearing date for the appeal will be set after all briefs have been submitted. At this time, management believes it is more likely than not that we will succeed in defending against the City of New York’s appeal. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at March 31, 2015 with respect to this matter.

By “Notice of Determination” dated November 19, 2014, or the 2014 Notice, the City of New York notified us of an alleged tax deficiency in the amount of $6.1 million, including interest and penalties, related to our 2009 and 2010 tax years. This deficiency related to our operation of Fidata and AF Mortgage and the basis of the 2014 Notice is substantially the same as that of the 2010 and 2011 Notices. We disagree with the assertion of the tax deficiency and we filed a Petition for Hearing with the City of New York on February 13, 2015 to oppose the 2014 Notice. At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position asserted in the 2014 Notice. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at March 31, 2015 with respect to this matter.
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

13.  Impact of Accounting Standards and Interpretations

In June 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-12, “Compensation — Stock Compensation (Topic 718) — Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which applies to all entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period.  The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant date fair value of the award.  The amendments in ASU 2014-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and may be applied either prospectively to all awards granted or modified after the effective date, or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.  Early adoption is permitted. The terms of our share-based payment awards currently do not provide that a performance target that affects vesting could be achieved after the requisite service period. Therefore, this guidance is not expected to have an impact on our financial condition or results of operations.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. Therefore this guidance will not have an impact on our financial condition or results of operations. The amendments in ASU 2015-03 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and must be adopted on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. At March 31, 2015 and December 31, 2014, our debt issuance costs are presented as a direct reduction from the carrying amount of that debt liability in the consolidated statements of financial condition.

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

Forward-looking statements are based on various assumptions and analyses made by us in light of our management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  These factors include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond our control;

•	increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment;

•	changes in deposit flows, loan demand or real estate values;

•	changes in accounting principles, policies or guidelines;

•	changes in general economic conditions, either nationally or locally in some or all areas in which we do business, or conditions in the real estate or securities markets or the banking industry;

•	legislative or regulatory changes, including the implementation of the Reform Act and any actions regarding foreclosures;

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

Astoria Financial Corporation is a Delaware corporation organized as the unitary savings and loan holding company of Astoria Bank.  As the premier Long Island community bank, Astoria Bank offers a wide range of financial services and solutions designed to meet customers’ personal, family and business banking needs.  Our goals are to enhance shareholder value while continuing to strengthen and expand our position as a more fully diversified, full service community bank.   We focus on growing our core businesses of mortgage portfolio lending and deposit gathering while maintaining strong asset quality and controlling operating expenses.  We continue to implement our strategies to diversify earning assets and to increase low cost savings, money market and NOW and demand deposit (checking) accounts, or core deposits.  These strategies include a greater level of participation in the local multi-family and commercial real estate mortgage lending markets and expanding our array of business banking products and services, focusing on small and middle market businesses with an emphasis on attracting clients from larger competitors.  Our physical presence consists presently of our branch network of 87 locations plus our dedicated business banking office in midtown Manhattan. We continue to explore opportunities to selectively expand into other prime locations in Manhattan and on Long Island from which to better serve and build our business banking relationships.

We are impacted by both national and regional economic factors, with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut. Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging. Interest rates have been at or near historical lows and we expect them to remain low for the near term. Long-term interest rates declined during 2014 and into the 2015 first quarter, with the ten-year U.S. Treasury rate decreasing from 2.17% at the end of December 2014 to 1.92% at the end of March 2015. The national unemployment rate remained essentially unchanged at 5.5% for March 2015 compared to December 2014, and new job growth in 2015 has continued its slow pace. We believe market conditions generally remain favorable in the New York metropolitan area with respect to our multi-family mortgage loan origination activities, though some competitor institutions in this market have offered rates and/or product terms at levels which we have chosen not to offer and which we believe do not fit our current risk tolerance.

Net income available to common shareholders for the three months ended March 31, 2015 decreased compared to the three months ended March 31, 2014. This decrease was primarily attributable to an increase in income tax expense largely due to an $11.5 million net tax benefit recognized in the 2014 first quarter reflecting the impact of the 2014 NY State legislation enacted on March 31, 2014. A decline in pre-tax income for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, reflected decreases in net interest income and non-interest income which were partially offset by a provision for loan losses credited to operations in the 2015 first quarter compared to a provision for loan losses charged to operations in the 2014 first quarter.

Net interest income, the net interest rate spread and the net interest margin decreased for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The decrease in net interest income reflected a decline in interest income which was partially offset by a decline in interest expense. With the decline in long-term interest rates in 2014 which continued into the 2015 first quarter, in an already low interest rate environment, coupled with the changing mix and levels of our interest-earning assets and interest-bearing liabilities, the average yield on our interest-earning assets declined more rapidly than the decline in the average cost of our interest-bearing liabilities for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease in interest income for the 2015 first quarter, compared to the 2014 first quarter, reflected a significant decline in the average balance of our residential mortgage loan portfolio as well as a decline in the average yield on mortgage loans, partially offset by increases in the average balances of multi-family and commercial real estate mortgage loans and mortgage-backed and other securities. The decrease in interest expense for the 2015 first quarter compared to the same period a year ago was primarily due to a decline in the average balance of our certificates of deposit, coupled with a decrease in the average cost of borrowings reflecting in part the restructuring of borrowings primarily in the 2014 fourth quarter.

The provision for loan losses credited to operations for the 2015 first quarter totaled $343,000, compared to a provision for loan losses charged to operations of $1.6 million for the 2014 first quarter. The allowance for loan losses totaled $110.5 million at March 31, 2015, compared to $111.6 million at December 31, 2014. The reduction in the allowance for loan losses at March 31, 2015 compared to December 31, 2014, and the provision credited to operations for the three months ended March 31, 2015, reflects the results of our quarterly reviews of the adequacy of the allowance for loan losses. We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the levels of delinquent and non-performing loans and continued improvement in our loan loss experience, as well as the improved asset quality in our loan portfolio as a result of reductions in the balances of certain loan classes we believe bear higher risk, the high quality of our loan originations and the contraction of the overall loan portfolio.

Non-interest income decreased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to lower customer service fees and mortgage banking income, net, partially offset by increases in other non-interest income and income from bank owned life insurance. Non-interest expense was essentially unchanged for the 2015 first quarter compared to the 2014 first quarter as decreases in federal deposit insurance premium expense and other non-interest expense, primarily foreclosure and REO related expenses, were substantially offset by increases in compensation and benefits expense, occupancy, equipment and systems expense and advertising expense.

Total assets declined during the three months ended March 31, 2015 reflecting a decrease in residential mortgage loans, partially offset by growth in our multi-family and commercial real estate mortgage loan portfolio which represented 41% of our total loan portfolio at March 31, 2015. During the 2015 first quarter, as interest rates moved lower, our multi-family and commercial real estate mortgage loan portfolio grew at a slower pace than had previously been experienced as we maintained our disciplined approach to lending. Our residential mortgage loan portfolio continued to decline in the 2015 first quarter, reflecting an excess of mortgage loan repayments over originations and purchases. We remain focused on the strategic shift in our balance sheet.

While total deposits declined during the three months ended March 31, 2015 as a result of a decline in certificates of deposit, core deposits, particularly checking accounts, increased during the 2015 first quarter. At March 31, 2015, core deposits represented 74% of total deposits, up from 72% at December 31, 2014. Total deposits included $946.7 million of business deposits at March 31, 2015, up $16.3 million from December 31, 2014, substantially all of which were core deposits. We expect that the continued growth of our business banking operations should allow us to continue to grow our low cost core deposits.

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business has changed significantly in recent years. The Final Capital Rules approved by the Agencies in 2013 subjected many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements effective January 1, 2015. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, revised the calculation of risk-weighted assets to enhance their risk sensitivity and added a requirement to maintain a minimum Conservation Buffer. The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for Astoria Financial Corporation and Astoria Bank on January 1, 2015. The required minimum Conservation Buffer will be phased in incrementally starting on January 1, 2016. At March 31, 2015, the capital levels of both Astoria Financial Corporation and Astoria Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.

We look forward to continuing to strengthen and expand our position as a more fully diversified, full service community bank. Despite the current low interest rate environment, we continued to see positive results from the strategic shift in our balance sheet in the 2015 first quarter, such as the increase in both consumer and business core deposits and continued growth in our multi-family and commercial real estate mortgage loan portfolio, even as we maintained our disciplined approach in this challenging lending environment. As we maintain our disciplined approach to lending in this low interest rate, low spread environment, we expect to see a reduced pace of growth in our multi-family and commercial real estate mortgage loan portfolio.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of our 2014 Annual Report on Form 10-K, as supplemented by this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR, judgments regarding goodwill and securities impairment and the estimates related to income taxes and our pension plans and other postretirement benefits are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions and estimates about highly uncertain matters.  Actual results may differ from our assumptions, estimates and judgments.  The use of different assumptions, estimates and judgments could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section of our 2014 Annual Report on Form 10-K.

Allowance for Loan Losses

We establish and maintain an allowance for loan losses based on our evaluation of the probable inherent losses in our loan portfolio.  Loan charge-offs in the period the loans, or portions thereof, are deemed uncollectible reduce the allowance for loan losses.  Recoveries of amounts previously charged-off increase the allowance for loan losses in the period they are received. The allowance is adjusted to an appropriate level through provisions for loan losses charged or credited to operations to increase or decrease the allowance based on a comprehensive analysis of our loan portfolio.  We evaluate the adequacy of the allowance on a quarterly basis.  The allowance is comprised of both valuation allowances related to individual loans and general valuation allowances, although the total allowance for loan losses is available for losses applicable to the entire loan portfolio.  In estimating specific allocations of the allowance, we review loans deemed to be impaired and measure impairment losses based on either the fair value of the collateral, the observable market price of the loan or the present value of expected future cash flows.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include the financial condition of the borrower, payment history, delinquency status, collateral value, our lien position and the probability of collecting principal and interest payments when due. When an impairment analysis indicates the need for a specific allocation of the allowance on an individual loan, such allocation would be established sufficient to cover probable incurred losses at the evaluation date based on the facts and circumstances of the loan.  When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged-off against the allowance for loan losses. For loans individually classified as impaired, the portion of the recorded investment in excess of either the estimated fair value of the underlying collateral less estimated selling costs, for collateral dependent loans, the observable market price of the loan or the present value of the discounted cash flows of a modified loan, is charged-off.

Our Asset Review Department employs a risk based loan review approach for multi-family and commercial real estate mortgage loans and commercial and industrial loans with balances of $250,000 or greater. Under this approach, individual loans are selected by a combination of individual loan reviews, targeted loan reviews, concentration of credit reviews and reviews of loans to one borrower to achieve, at a minimum on an annual basis, a review coverage rate of the outstanding principal balance of 30% for the multi-family mortgage loan portfolio, 40% for the commercial real estate mortgage loan portfolio and 60% for the commercial and industrial loan portfolio. Further, multi-family and commercial real estate portfolio management personnel also perform annual reviews for certain multi-family and commercial real estate mortgage loans and recommend further review by our Credit and Asset Review Departments as appropriate. The residential mortgage loan portfolio, home equity and other consumer loan portfolio and commercial and industrial loans with balances of less than $250,000 are reviewed collectively by delinquency and net loss trends.

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

We segment our residential mortgage loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans and origination time periods and analyze our historical loss experience and delinquency levels and trends of these segments.  We analyze multi-family and commercial real estate mortgage loans by portfolio using predictive modeling techniques for loans originated after 2010 and by geographic location for loans originated prior to 2010.  We analyze our consumer and other loan portfolio by home equity lines of credit, commercial and industrial loans and other consumer loans and perform similar historical loss analyses.  In our analysis of non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral along with the migration of delinquent loans based on the portfolio segments noted above.  These analyses and the resulting loss rates are used as an integral part of our judgment in developing estimated loss percentages to apply to the loan portfolio segments. We monitor credit risk on interest-only hybrid adjustable rate mortgage, or ARM, loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner that we monitor credit risk on all interest-only hybrid ARM loans.  We monitor interest rate reset dates of our loan portfolio, in the aggregate, and the current interest rate environment and consider the impact, if any, on borrowers’ ability to continue to make timely principal and interest payments in determining our allowance for loan losses.  We also consider the size, composition, risk profile and delinquency levels of our loan portfolio, as well as our credit administration and asset management procedures.  We monitor property value trends in our market areas by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our general valuation allowances.  In addition, we evaluate and consider the impact that current and anticipated economic and market conditions may have on the loan portfolio and known and inherent risks in the portfolio.  We update our analyses quarterly and refine our evaluations as experience provides clearer guidance, our product offerings change and as economic conditions evolve.

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

Based on our evaluation of the composition and size of our loan portfolio, the levels and composition of delinquent and non-performing loans, our loss history, the housing and real estate markets and the current economic environment, we determined that an allowance for loan losses of $110.5 million was appropriate at March 31, 2015, compared to $111.6 million at December 31, 2014. The provision for loan losses credited to operations totaled $343,000 for the three months ended March 31, 2015.

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

For additional information regarding our allowance for loan losses, see “Provision for Loan Losses (Credited) Charged to Operations” and “Asset Quality” in this document and Part II, Item 7, “MD&A,” in our 2014 Annual Report on Form 10-K.

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

At March 31, 2015, our MSR had a carrying value of $10.6 million, net of a valuation allowance of $3.2 million, which approximated the estimated fair value based on expected future cash flows considering a weighted average discount rate of 9.47%, a weighted average constant prepayment rate on mortgages of 13.35% and a weighted average life of 5.4 years. At December 31, 2014, our MSR had a carrying value of $11.4 million, net of a valuation allowance of $2.7 million, which approximated the estimated fair value based on expected future cash flows considering a weighted average discount rate of 9.48%, a weighted average constant prepayment rate on mortgages of 12.35% and a weighted average life of 5.7 years.

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

At March 31, 2015, the carrying amount of our goodwill totaled $185.2 million. As of September 30, 2014, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

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

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer. GSE issuance mortgage-backed securities comprised 91% of our securities portfolio at March 31, 2015. Non-GSE issuance mortgage-backed securities at March 31, 2015 comprised less than 1% of our securities portfolio and had an amortized cost of $6.8 million, with 66% classified as available-for-sale and 34% classified as held-to-maturity. Substantially all of our non-GSE issuance securities are investment grade securities and have performed similarly to our GSE issuance securities. Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices. The balance of our securities portfolio is primarily comprised of debt securities issued by GSEs.

The fair value of our securities portfolio is primarily impacted by changes in interest rates. We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes. At March 31, 2015, we held 56 securities with an estimated fair value totaling $765.2 million which had an unrealized loss totaling $11.3 million. Of the securities in an unrealized loss position at March 31, 2015, $557.8 million, with an unrealized loss of $9.9 million, had been in a continuous unrealized loss position for 12 months or longer. At March 31, 2015, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

Income Taxes

Our provision for income tax expense is based on our income, statutory tax rates and other provisions of tax law applicable to us in various jurisdictions. We file income tax returns in the United States federal jurisdiction and in NY State and NY City jurisdictions, as well as various other state jurisdictions in which we do business. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws to our business activities, as well as the timing of when certain items may affect taxable income. Our interpretations may be subject to review during examination by taxing authorities and disputes may arise over our tax positions. We attempt to resolve these disputes during the tax examination and audit process and ultimately through the court systems when applicable. Changes to our income tax estimates can occur due to changes in tax rates, implementation of new business strategies, resolution of matters with taxing authorities regarding previously taken tax positions and newly enacted statutory, judicial and regulatory guidance. Such changes could affect the amount of our provision for income taxes and could be material to our financial condition or results of operations.

Our income tax expense consists of income taxes that are currently payable and deferred income taxes. We also maintain a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty and evaluate each of our tax positions and strategies to determine whether the reserve continues to be appropriate. Accruals of interest and penalties related to unrecognized tax benefits are recognized in income tax expense. Our current income tax expense approximates taxes to be paid or refunded for the current period. Our deferred income tax expense results from changes in our deferred tax assets and liabilities between periods. Deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and net operating loss carryforwards. We assess our deferred tax assets and establish a valuation allowance if realization of a deferred tax asset is not considered to be more likely than not. We evaluate the recoverability of these future tax deductions by assessing the adequacy of expected taxable income from all sources, including taxable income in carryback years, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of taxable income rely heavily on estimates and we use our historical experience and our short- and long-range business forecasts in making such estimates. We have recorded deferred tax assets, net of deferred tax liabilities and valuation allowances, of $100.4 million at March 31, 2015 and $103.5 million at December 31, 2014. We believe that our historical and future results of operations, and tax planning strategies which could be employed, will more likely than not generate sufficient taxable income to enable us to realize our net deferred tax assets. If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we would adjust our valuation allowances in the period that our change in judgment occurs and record a corresponding increase or charge to income.

Pension Benefits and Other Postretirement Benefit Plans

Astoria Bank has a qualified, non-contributory defined benefit pension plan covering employees meeting specified eligibility criteria.  In addition, Astoria Bank has non-qualified and unfunded supplemental retirement plans covering certain officers and directors.  In 2012, all such plans were amended to, among other things, change the manner in which benefits were computed for service through April 30, 2012 and to suspend accrual of additional benefits effective April 30, 2012.  We also sponsor a health care plan that provides for postretirement medical and dental coverage to select individuals.

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

For further information on the actuarial assumptions used for our pension benefits and other postretirement benefit plans, see Note 13 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2014 Annual Report on Form 10-K.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. Principal payments on loans and securities increased to $680.2 million for the three months ended March 31, 2015, compared to $556.6 million for the three months ended March 31, 2014, primarily reflecting an increase in mortgage loan prepayments as longer-term interest rates moved lower in the 2015 first quarter.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $28.8 million for the three months ended March 31, 2015 and $55.9 million for the three months ended March 31, 2014. Deposits decreased $97.9 million during the three months ended March 31, 2015 and $134.2 million during the three months ended March 31, 2014, due to decreases in certificates of deposit, partially offset by increases in core deposits. During the three months ended March 31, 2015 and 2014, we continued to allow high cost certificates of deposit to run off. Total deposits included business deposits of $946.7 million at March 31, 2015, substantially all of which are core deposits, an increase of $16.3 million since December 31, 2014 reflecting our continued focus on our business banking operations, a component of the strategic shift in our balance sheet. At March 31, 2015, core deposits represented 74% of total deposits, up from 72% at December 31, 2014. This reflects our efforts to reposition the liability mix of our balance sheet, reducing high cost certificates of deposit and increasing low cost core deposits. Net borrowings decreased $73.9 million during the three months ended March 31, 2015 and $41.9 million during the three months ended March 31, 2014.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities. Gross mortgage loans originated and purchased for portfolio during the three months ended March 31, 2015 increased to $400.4 million, compared to $316.3 million during the three months ended March 31, 2014, reflecting increases in both residential and multi-family and commercial real estate mortgage loan production as refinance activity increased with the decline in longer-term interest rates in the 2015 first quarter. Multi-family and commercial real estate loan originations totaled $259.9 million during the three months ended March 31, 2015, compared to $218.0 million during the three months ended March 31, 2014. We remain committed to grow these portfolios, while maintaining our disciplined approach in this challenging lending environment as some competitor institutions have offered rates and/or product terms at levels which we have chosen not to offer and which we believe do not fit our current risk tolerance. Residential mortgage loan originations and purchases for portfolio totaled $140.5 million during the three months ended March 31, 2015, of which $91.2 million were originations and $49.3 million were purchases of individual residential mortgage loans through our third party loan origination program, compared to $98.3 million during the three months ended March 31, 2014, of which $55.2 million were originations and $43.1 million were purchases. Given the low interest rate environment, and consistent with our strategy to diversify our earning assets, we have focused on multi-family and commercial real estate mortgage lending and our business banking operations, with reduced emphasis on the origination and purchase of residential mortgage loans. Purchases of securities totaled $130.5 million during the three months ended March 31, 2015 and $145.7 million during the three months ended March 31, 2014.

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

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks totaled $165.8 million at March 31, 2015 and $143.2 million at December 31, 2014. At March 31, 2015, we had $1.59 billion of borrowings with a weighted average interest rate of 0.58% maturing over the next 12 months. We have the flexibility to either repay or rollover these borrowings as they mature. Included in our borrowings are various obligations which, by their terms, may be called by the counterparty. At March 31, 2015, we had $1.95 billion of callable borrowings, of which $900.0 million were contractually callable by the counterparty within the next 12 months and on a quarterly basis thereafter. We believe the potential for these borrowings to be called does not present a liquidity concern as they have above current market coupons and, as such, are not likely to be called absent a significant increase in market interest rates. In addition, to the extent such borrowings were to be called, we believe we can readily obtain replacement funding, although such funding may be at higher rates. At March 31, 2015, FHLB-NY advances totaled $2.40 billion, or 58% of total borrowings. We do not believe any of our borrowing counterparty concentrations represent a material risk to our liquidity. In addition, we had $1.39 billion of certificates of deposit at March 31, 2015 with a weighted average interest rate of 1.41% maturing over the next 12 months. We believe we have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average interest rates at March 31, 2015.

	Borrowings			Certificates of Deposit
			Weighted Average Rate		Weighted Average Rate

(Dollars in Millions)	Amount			Amount
Contractual Maturity:
12 months or less	$1,590		0.58%	$1,387	1.41%
13 to 36 months	575		2.82	687	1.19
37 to 60 months	800	(1)	3.56	393	1.46
Over 60 months	1,150	(2)	3.54	1	1.71
Total	$4,115		2.30%	$2,468	1.36%

(1)	Callable by the counterparty within the next 12 months and on a quarterly basis thereafter.

(2)
Includes $100.0 million of borrowings, with an interest rate of 4.05%, which are callable by the counterparty within the next 12 months and on a quarterly basis thereafter and $1.05 billion of borrowings, with a weighted average interest rate of 3.49%, which are callable by the counterparty in 13 to 36 months.

Through the Federal Reserve Bank of New York discount window we have the ability to borrow additional funds should the need arise on a short-term basis, primarily overnight. Our borrowing capacity through the discount window totaled approximately $489.0 million at March 31, 2015. In order to have the ability to borrow through the discount window, the Federal Reserve Bank of New York requires that collateral is pledged. In accordance with such requirements, at March 31, 2015 we had pledged as collateral with the Federal Reserve Bank of New York securities with an amortized cost of $99.5 million and commercial real estate mortgage loans with an unpaid principal balance of $895.3 million. We view the discount window as a secondary source of liquidity and, during the three months ended March 31, 2015, we did not utilize this source.

Additional sources of liquidity at the holding company level have included public and private issuances of debt and equity securities into the capital markets.  Holding company debt obligations are included in other borrowings.  We have an automatic shelf registration statement on Form S-3 on file with the SEC which allows us to periodically offer and sell, from time to time, in one or more offerings, individually or in any combination, common stock, preferred stock, depositary shares, senior notes, warrants to purchase common stock or preferred stock and units consisting of one or more of the foregoing.  This shelf registration statement provides us with greater capital management flexibility and enables us to more readily access the capital markets in order to pursue growth opportunities that may become available to us in the future or should there be any changes in the regulatory environment that call for increased capital requirements.  Although the shelf registration statement does not limit the amount of the foregoing items that we may offer and sell, our ability and any decision to do so is subject to market conditions and our capital needs.  Our ability to continue to access the capital markets for additional financing at favorable terms may be limited by, among other things, market conditions, interest rates, our capital levels, Astoria Bank’s ability to pay dividends to Astoria Financial Corporation, our credit profile and ratings and our business model.

We have registered 1,500,000 shares of our common stock under the Securities Act for offer and sale from time to time pursuant to the Astoria Financial Corporation Dividend Reinvestment and Stock Purchase Plan, or the Stock Purchase Plan, which allows our shareholders to automatically reinvest the cash dividend paid on all or a portion of their shares of our common stock into additional shares of our common stock and make optional cash purchases, up to $10,000 per month, of additional shares of our common stock, unless we grant a waiver permitting a higher amount of optional cash purchases. Shares of common stock may be purchased either directly from us from authorized but unissued shares or from treasury shares, or on the open market. During the three months ended March 31, 2015, 471,680 shares of our common stock were purchased pursuant to the Stock Purchase Plan directly from us from treasury shares for net proceeds totaling $6.0 million.

Astoria Financial Corporation’s primary uses of funds include payment of dividends on common and preferred stock and payment of interest on its debt obligations. During the three months ended March 31, 2015, Astoria Financial Corporation paid dividends on common and preferred stock totaling $6.2 million. On March 19, 2015, our Board of Directors declared a quarterly cash dividend on the Series C Preferred Stock aggregating $2.2 million, or $16.25 per share, for the quarterly period from January 15, 2015 through and including April 14, 2015, which was paid on April 15, 2015 to stockholders of record as of March 31, 2015. On April 22, 2015, our Board of Directors declared a quarterly cash dividend of $0.04 per share on shares of our common stock payable on June 1, 2015 to stockholders of record as of May 15, 2015.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Bank. Astoria Bank paid dividends to Astoria Financial Corporation totaling $19.7 million during the three months ended March 31, 2015. Since Astoria Bank is a federally chartered savings association, there are regulatory limits on its ability to make distributions to Astoria Financial Corporation. During the three months ended March 31, 2015, Astoria Bank was required to, and did, notify the OCC of its intent to pay dividends. Astoria Bank must also provide notice to the FRB at least 30 days prior to declaring a dividend. See Part I, Item 1, “Business - Regulation and Supervision - Limitations on Capital Distributions,” in our 2014 Annual Report on Form 10-K for further discussion of limitations on capital distributions from Astoria Bank.

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At March 31, 2015, our tangible common equity ratio, which represents common stockholders’ equity less goodwill divided by total assets less goodwill, was 8.39%. Pursuant to the Reform Act, in July 2013, the Agencies issued Final Capital Rules that subjected many savings and loan holding companies, including

Astoria Financial Corporation, to consolidated capital requirements effective January 1, 2015. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards. For a more detailed description of these rules, see Part I, Item 1, “Business - Regulation and Supervision - Capital Requirements,” in our 2014 Annual Report on Form 10-K. At March 31, 2015, the capital levels of both Astoria Financial Corporation and Astoria Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.

At March 31, 2015, Astoria Financial Corporation's Tier 1 leverage capital ratio was 9.56%, Common equity tier 1 risk-based capital ratio was 14.85%, Tier 1 risk-based capital ratio was 16.22% and Total risk-based capital ratio was 17.44%, and Astoria Bank’s Tier 1 leverage capital ratio was 10.63%, Common equity tier 1 risk-based and Tier 1 risk-based capital ratios were 18.00% and Total risk-based capital ratio was 19.23%. For additional information on the regulatory capital ratios of Astoria Financial Corporation and Astoria Bank at March 31, 2015, see Note 10 of Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, "Financial Statements (Unaudited)."

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  We also have commitments to fund loans held-for-sale and commitments to sell loans in connection with our mortgage banking activities which are considered derivative financial instruments.  Commitments to sell loans totaled $26.3 million at March 31, 2015.  The fair values of our mortgage banking derivative financial instruments are immaterial to our financial condition and results of operations.  We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2014.

The following table details our contractual obligations at March 31, 2015.

	Payments Due by Period
(In Thousands)	Total	Less than One Year	Over One to Three Years	Over Three to Five Years	More than Five Years
On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$3,050,000	$525,000	$575,000	$800,000	$1,150,000
Off-balance sheet contractual obligations:
Commitments to originate and purchase loans (1)	422,315	422,315	—	—	—
Commitments to fund unused lines of credit (2)	174,542	174,542	—	—	—
Total	$3,646,857	$1,121,857	$575,000	$800,000	$1,150,000

(1)   Includes commitments to originate loans held-for-sale of $17.8 million.
(2)   Includes commitments to fund home equity lines of credit of $60.2 million, commercial and industrial lines of credit of $79.5 million and other consumer lines of credit of $34.8 million.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions which have not changed significantly from December 31, 2014 and are not included in the table above as the amounts and timing of their resolution cannot be estimated.  For further information regarding these liabilities, see Note 10 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” in our 2014 Annual Report on Form 10-K.  Similarly, we have an obligation related to our investments in affordable housing limited partnerships totaling $14.1 million at March 31, 2015 which is not included in the table above as the timing of installments, which are due on an "as needed" basis, currently projected over the next four years, cannot be estimated. We also have contingent liabilities related to assets sold with recourse and standby letters of credit which have not changed significantly from December 31, 2014.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “MD&A,” in our 2014 Annual Report on Form 10-K.

Comparison of Financial Condition as of March 31, 2015 and December 31, 2014 and Operating Results for the Three Months Ended March 31, 2015 and 2014

Financial Condition

Total assets declined $104.4 million to $15.54 billion at March 31, 2015, from $15.64 billion at December 31, 2014, primarily attributable to a net decline in our loan portfolio. Loans receivable decreased $135.6 million to $11.82 billion at March 31, 2015, from $11.96 billion at December 31, 2014, and represented 76% of total assets at March 31, 2015. Growth in our multi-family mortgage loan portfolio was more than offset by the decline in our residential mortgage loan portfolio resulting in a net decline of $137.6 million in our total mortgage loan portfolio to $11.52 billion at March 31, 2015, compared to $11.66 billion at December 31, 2014. The decline in our mortgage loan portfolio reflects repayments of $530.0 million which were in excess of originations and purchases of $400.4 million during the 2015 first quarter.

Our multi-family mortgage loan portfolio increased $77.9 million to $3.99 billion at March 31, 2015, from $3.91 billion at December 31, 2014, and represented 34% of our total loan portfolio at March 31, 2015. Our commercial real estate mortgage loan portfolio decreased slightly to $870.9 million at March 31, 2015 compared to $873.8 million at December 31, 2014 and represented 7% of our total loan portfolio at March 31, 2015. Multi-family and commercial real estate loan originations totaled $259.9 million during the three months ended March 31, 2015. Our levels of originations reflect our continued commitment to grow these portfolios while maintaining our disciplined approach in this challenging lending environment. However, our originations of commercial real estate mortgage loans did not keep pace with the levels of repayments resulting in a slight decline in that portfolio. During the three months ended March 31, 2015, our multi-family and commercial real estate mortgage loan originations reflected loan balances averaging approximately $2.7 million with a weighted average loan-to-value ratio, at the time of origination, of approximately 50% and a weighted average debt service coverage ratio of approximately 1.64.

Our residential mortgage loan portfolio decreased $212.6 million to $6.66 billion at March 31, 2015, from $6.87 billion at December 31, 2014, and represented 57% of our total loan portfolio at March 31, 2015. Residential mortgage loan repayments continued to outpace our origination and purchase volume during the three months ended March 31, 2015. Residential mortgage loan originations and purchases totaled $140.5 million during the three months ended March 31, 2015, of which $91.2 million were originations and $49.3 million were purchases. During the three months ended March 31, 2015, the loan-to-value ratio of our residential mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 62% and the loan amount averaged approximately $633,000.

Our securities portfolio increased slightly to $2.53 billion at March 31, 2015 compared to $2.52 billion at December 31, 2014 and represented 16% of total assets at March 31, 2015. Purchases totaling $130.5 million were in excess of repayments of $116.7 million during the three months ended March 31, 2015 resulting in the slight increase in the portfolio. At March 31, 2015, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost of $2.02 billion, a weighted average current coupon of 2.86%, a weighted average collateral coupon of 4.19% and a weighted average life of 3.7 years.

Total liabilities declined $127.7 million to $13.93 billion at March 31, 2015, from $14.06 billion at December 31, 2014, primarily due to a decline in total deposits. Deposits totaled $9.41 billion at March 31, 2015, or 68% of total liabilities, a decline of $97.9 million compared to $9.50 billion at December 31, 2014. While total deposits declined during the 2015 first quarter, primarily as a result of a decrease of $227.6 million in certificates of deposit, core deposits increased $129.7 million. At March 31, 2015, core deposits totaled $6.94 billion and represented 74% of total deposits, up from 72% at December 31, 2014. This reflects our efforts to reposition the liability mix of our balance sheet. The net increase in core deposits at March 31, 2015, compared to December 31, 2014, primarily reflected an increase of $102.2 million in checking accounts, both consumer and business accounts, to $2.30 billion at March 31, 2015 and an increase of $34.0 million in money market accounts to $2.41 billion at March 31, 2015. The net increase in core deposits during the three months ended March 31, 2015 reflects our efforts to grow our core deposits, including our efforts to expand our business banking customer base, as well as customers' preference for the liquidity these types of deposits provide. At March 31, 2015, total deposits included $946.7 million of business deposits, an increase of $16.3 million since December 31, 2014, substantially all of which were core deposits.

Stockholders' equity increased $23.2 million to $1.60 billion at March 31, 2015, from $1.58 billion at December 31, 2014. The increase in stockholders’ equity was primarily due to net income of $19.3 million and capital raised through our Stock Purchase Plan of $6.0 million, partially offset by dividends on common and preferred stock totaling $6.2 million.

Results of Operations

General

Net income available to common shareholders for the three months ended March 31, 2015 decreased $12.3 million to $17.1 million, or $0.17 diluted EPS per common share, compared to $29.4 million for the three months ended March 31, 2014, or $0.30 diluted EPS per common share. The decrease in net income available to common shareholders and decline in diluted EPS for the 2015 first quarter compared to the 2014 first quarter was primarily attributable to an increase in income tax expense to $9.6 million for the three months ended March 31, 2015 compared to an income tax benefit of $1.8 million for the three months ended March 31, 2014, largely due to an $11.5 million net tax benefit recognized in the 2014 first quarter reflecting the impact of the 2014 NY State legislation enacted on March 31, 2014. A decline in pre-tax income to $28.9 million for the three months ended March 31, 2015, compared to $29.8 million for the three months ended March 31, 2014, reflected decreases in net interest income and non-interest income which were partially offset by a provision for loan losses credited to operations in the 2015 first quarter compared to a provision for loan losses charged to operations in the 2014 first quarter.

Return on average common stockholders’ equity decreased to 4.69% for the three months ended March 31, 2015, compared to 8.37% for the three months ended March 31, 2014. Return on average tangible common stockholders’ equity, which represents average common stockholders’ equity less average goodwill, decreased to 5.37% for the three months ended March 31, 2015, compared to 9.64% for the three months ended March 31, 2014. The decreases in the returns on average common stockholders’ equity and average tangible common stockholders’ equity were due to the decrease in net income available to common shareholders, coupled with the increase in average common stockholders’ equity, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. Return on average assets decreased to 0.50% for the three months ended March 31, 2015, compared to 0.80% for the three months ended March 31, 2014, reflecting the decrease in net income, partially offset by a reduction in average assets, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014.

As indicated above, our results of operations for the three months ended March 31, 2014 include an $11.5 million net tax benefit reflecting the impact of the 2014 NY State legislation enacted on March 31, 2014. For the three months ended March 31, 2014, this reduction in income tax expense increased diluted EPS by $0.12 per common share, return on average common stockholders’ equity by 328 basis points, return on average tangible common stockholders’ equity by 377 basis points and return on average assets by 29 basis points. See Note 1 of Notes to Consolidated Financial Statements (Unaudited) and “Income Tax Expense” below for further discussion of the impact of the 2014 NY State legislation.

Income and expense and related financial ratios adjusted to exclude the effect of the 2014 NY State legislation represent non-GAAP financial measures which we believe provide investors with a meaningful comparison for effectively evaluating our operating results. Non-GAAP financial ratios are calculated by substituting non-GAAP net income, non-GAAP net income available to common shareholders and non-GAAP income tax expense for net income, net income available to common shareholders and income tax benefit in the corresponding calculations.

The following table provides a reconciliation between the non-GAAP financial measures to the comparable GAAP measures as reported in our consolidated statement of income for the three months ended March 31, 2014 and related financial ratios.

	For the Three Months Ended March 31, 2014
(In Thousands, Except Per Share Data)	As Reported	Effect of Change in Tax Legislation	Non-GAAP
Income before income tax expense	$29,785	$—	$29,785
Income tax (benefit) expense	(1,764)	11,487	9,723
Net income	31,549	(11,487)	20,062
Preferred stock dividends	2,194	—	2,194
Net income available to common shareholders	$29,355	$(11,487)	$17,868
Basic and diluted earnings per common share	$0.30	$(0.12)	$0.18
Return on average:
Common stockholders’ equity	8.37%	(3.28)%	5.09%
Tangible common stockholders’ equity	9.64	(3.77)	5.87
Assets	0.80	(0.29)	0.51
Effective tax rate	(5.92)	38.56	32.64

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

Net interest income decreased $2.3 million to $85.7 million for the three months ended March 31, 2015, compared to $88.0 million for the three months ended March 31, 2014. The net interest rate spread decreased three basis points to 2.26% for the three months ended March 31, 2015, from 2.29% for the three months ended March 31, 2014. The net interest margin decreased two basis points to 2.34% for the three months ended March 31, 2015, from 2.36% for the three months ended March 31, 2014. The decrease in net interest income reflected a decline in interest expense which was more than offset by a decline in interest income. With the decline in long-term interest rates in 2014 which continued into the 2015 first quarter, in an already low interest rate environment, coupled with the changing mix and levels of our interest-earning assets and interest-bearing liabilities, the average yield on our interest-earning assets declined more rapidly than the decline in the average cost of our interest-bearing liabilities for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease in interest income for the 2015 first quarter, compared to the 2014 first quarter, reflected a significant decline in the average balance of our residential mortgage loan portfolio as well as a decline in the average yield on mortgage loans, partially offset by increases in the average balances of multi-family and commercial real estate mortgage loans and mortgage-backed and other securities. The decrease in interest expense for the 2015 first quarter compared to the same period a year ago was primarily due to a decline in the average balance of our certificates of deposit, coupled with a decrease in the average cost of borrowings reflecting in part the restructuring of borrowings primarily in the 2014 fourth quarter. The average balance of net interest-earning assets increased $74.9 million to $1.08 billion for the three months ended March 31, 2015, from $1.01 billion for the three months ended March 31, 2014.

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

	For the Three Months Ended March 31,
	2015			2014
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
			(Annualized)			(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$6,817,565	$53,962	3.17%	$7,984,747	$64,954	3.25%
Multi-family and commercial real estate	4,832,043	47,492	3.93	4,152,276	43,390	4.18
Consumer and other loans (1)	255,392	2,190	3.43	238,962	2,086	3.49
Total loans	11,905,000	103,644	3.48	12,375,985	110,430	3.57
Mortgage-backed and other securities (2)	2,504,112	15,070	2.41	2,262,530	13,677	2.42
Interest-earning cash accounts	130,744	89	0.27	96,523	69	0.29
FHLB-NY stock	144,495	1,522	4.21	151,603	1,833	4.84
Total interest-earning assets	14,684,351	120,325	3.28	14,886,641	126,009	3.39
Goodwill	185,151			185,151
Other non-interest-earning assets	721,508			659,660
Total assets	$15,591,010			$15,731,452

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,230,405	275	0.05	$2,468,658	304	0.05
Money market	2,378,929	1,555	0.26	2,027,845	1,260	0.25
NOW and demand deposit	2,208,170	189	0.03	2,081,356	165	0.03
Total core deposits	6,817,504	2,019	0.12	6,577,859	1,729	0.11
Certificates of deposit	2,550,291	8,710	1.37	3,151,979	11,500	1.46
Total deposits	9,367,795	10,729	0.46	9,729,838	13,229	0.54
Borrowings	4,236,228	23,875	2.25	4,151,418	24,810	2.39
Total interest-bearing liabilities	13,604,023	34,604	1.02	13,881,256	38,039	1.10
Non-interest-bearing liabilities	397,005			316,928
Total liabilities	14,001,028			14,198,184
Stockholders’ equity	1,589,982			1,533,268
Total liabilities and stockholders’ equity	$15,591,010			$15,731,452

Net interest income/ net interest rate spread (3)		$85,721	2.26%		$87,970	2.29%

Net interest-earning assets/ net interest margin (4)	$1,080,328		2.34%	$1,005,385		2.36%

Ratio of interest-earning assets to interest-bearing liabilities	1.08 x			1.07 x
__________________________________

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Increase (Decrease) for the Three Months ended March 31, 2015 Compared to the Three Months ended March 31, 2014
(In Thousands)	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
Residential	$(9,408)	$(1,584)	$(10,992)
Multi-family and commercial real estate	6,806	(2,704)	4,102
Consumer and other loans	141	(37)	104
Mortgage-backed and other securities	1,450	(57)	1,393
Interest-earning cash accounts	25	(5)	20
FHLB-NY stock	(82)	(229)	(311)
Total	(1,068)	(4,616)	(5,684)
Interest-bearing liabilities:
Savings	(29)	—	(29)
Money market	239	56	295
NOW and demand deposit	24	—	24
Certificates of deposit	(2,109)	(681)	(2,790)
Borrowings	510	(1,445)	(935)
Total	(1,365)	(2,070)	(3,435)
Net change in net interest income	$297	$(2,546)	$(2,249)

Interest Income

Interest income decreased $5.7 million to $120.3 million for the three months ended March 31, 2015, from $126.0 million for the three months ended March 31, 2014, due to a decrease in the average yield on interest-earning assets to 3.28% for the three months ended March 31, 2015, from 3.39% for the three months ended March 31, 2014, coupled with a decrease of $202.3 million in the average balance of interest-earning assets to $14.68 billion for the three months ended March 31, 2015, from $14.89 billion for the three months ended March 31, 2014. The decrease in the average yield on interest-earning assets was primarily due to a lower average yield on mortgage loans. The decrease in the average balance of interest-earning assets was primarily due to a significant decline in the average balance of residential mortgage loans, partially offset by increases in the average balances of multi-family and commercial real estate mortgage loans and mortgage-backed and other securities.

Interest income on residential mortgage loans decreased $11.0 million to $54.0 million for the three months ended March 31, 2015, from $65.0 million for the three months ended March 31, 2014, due to a decrease of $1.16 billion in the average balance to $6.82 billion for the three months ended March 31, 2015, from $7.98 billion for the three months ended March 31, 2014, coupled with a decrease in the average yield to 3.17%

for the three months ended March 31, 2015, from 3.25% for the three months ended March 31, 2014. The decrease in the average balance of residential mortgage loans reflected the continued decline of this portfolio as repayments outpaced our originations over the past year. The decrease in the average yield was primarily due to new originations at lower interest rates than the interest rates on loans repaid over the past year and the impact of the downward repricing of our ARM loans. Net premium and deferred loan origination cost amortization totaled $2.6 million for the three months ended March 31, 2015 and $2.4 million for the three months ended March 31, 2014.

Interest income on multi-family and commercial real estate mortgage loans increased $4.1 million to $47.5 million for the three months ended March 31, 2015, from $43.4 million for the three months ended March 31, 2014, due to an increase of $679.8 million in the average balance to $4.83 billion for the three months ended March 31, 2015, from $4.15 billion for the three months ended March 31, 2014, partially offset by a decrease in the average yield to 3.93% for the three months ended March 31, 2015, from 4.18% for the three months ended March 31, 2014. The increase in the average balance of multi-family and commercial real estate loans was attributable to originations of such loans which exceeded repayments over the past year. The decrease in the average yield was due in part to new originations at interest rates below the weighted average interest rate of the portfolio as well as the interest rates on loans repaid, coupled with the impact of the downward repricing of our ARM loans. Prepayment penalties totaled $2.2 million for the three months ended March 31, 2015 and $2.4 million for the three months ended March 31, 2014.

Interest income on mortgage-backed and other securities increased $1.4 million to $15.1 million for the three months ended March 31, 2015, from $13.7 million for the three months ended March 31, 2014, primarily due to an increase of $241.6 million in the average balance of the portfolio to $2.50 billion for the three months ended March 31, 2015, from $2.26 billion for the three months ended March 31, 2014, reflecting securities purchases over the past year in excess of repayments and sales. The average yield decreased slightly to 2.41% for the three months ended March 31, 2015, from 2.42% for the three months ended March 31, 2014. Net premium amortization was essentially unchanged for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 and totaled $2.2 million.

Interest Expense

Interest expense decreased $3.4 million to $34.6 million for the three months ended March 31, 2015, from $38.0 million for the three months ended March 31, 2014, due to a decrease in the average cost of interest-bearing liabilities to 1.02% for the three months ended March 31, 2015, from 1.10% for the three months ended March 31, 2014, coupled with a decrease of $277.2 million in the average balance of interest-bearing liabilities to $13.60 billion for the three months ended March 31, 2015, from $13.88 billion for the three months ended March 31, 2014. The decrease in the average cost of interest-bearing liabilities was primarily due to a decrease in the average cost of borrowings and certificates of deposit. The decrease in the average balance of interest-bearing liabilities primarily reflected a decrease in the average balance of certificates of deposit, partially offset by increases in the average balances of core deposits and borrowed funds.

Interest expense on total deposits decreased $2.5 million to $10.7 million for the three months ended March 31, 2015, from $13.2 million for the three months ended March 31, 2014, due to a decrease of $362.0 million in the average balance of total deposits to $9.37 billion for the three months ended March 31, 2015, from $9.73 billion for the three months ended March 31, 2014, coupled with a decrease in the average cost to 0.46% for the three months ended March 31, 2015, from 0.54% for the three months ended March 31, 2014. The decrease in the average balance of total deposits was primarily due to decreases in the average balances of certificates of deposit and savings accounts, partially offset by increases in money market and checking accounts. The decrease in the average cost of total deposits was primarily due to a decrease in the average cost of our certificates of deposit accounts.

Interest expense on certificates of deposit decreased $2.8 million to $8.7 million for the three months ended March 31, 2015, from $11.5 million for the three months ended March 31, 2014, due to a decrease of $601.7 million in the average balance, coupled with a decrease in the average cost to 1.37% for the three months ended March 31, 2015, from 1.46% for the three months ended March 31, 2014. The decrease in the average balance of certificates of deposit was primarily the result of our reduced focus on certificates of deposit, reflecting our efforts to reposition the liability mix of our balance sheet to increase our core deposits and reduce certificates of deposit. The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher interest rates maturing and being replaced at lower interest rates. During the three months ended March 31, 2015, $677.2 million of certificates of deposit, with a weighted average interest rate of 1.34% and a weighted average maturity at inception of 30 months, matured and $440.9 million of certificates of deposit were issued or repriced, with a weighted average interest rate of 0.65% and a weighted average maturity at inception of 25 months.

Interest expense on borrowings decreased $935,000 to $23.9 million for the three months ended March 31, 2015, from $24.8 million for the three months ended March 31, 2014, primarily due to a decrease in the average cost to 2.25% for the three months ended March 31, 2015, from 2.39% for the three months ended March 31, 2014, partially offset by an increase of $84.8 million in the average balance to $4.24 billion for the three months ended March 31, 2015, from $4.15 billion for the three months ended March 31, 2014. The decline in the average cost of borrowings for the 2015 first quarter compared to the 2014 first quarter was primarily due to the restructuring of $600.0 million of borrowings, primarily in the 2014 fourth quarter, which resulted in a reduction of the weighted average interest rate on such borrowings from 4.19% to 3.73% and an extension of terms from a weighted average remaining term at the time of the restructuring of approximately 2.5 years to approximately 4.5 years. Increased utilization of lower cost short-term borrowings, coupled with the repayment of higher rate borrowings as they matured during 2014, also contributed to the decline in the average cost of borrowings for the 2015 first quarter compared to the 2014 first quarter.

Provision for Loan Losses (Credited) Charged to Operations

We review our allowance for loan losses on a quarterly basis. Material factors considered during our quarterly review are the composition and size of our loan portfolio, the levels and composition of delinquent and non-performing loans, our loss history and our evaluation of the housing and real estate markets and the current economic environment. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. We are impacted by both national and regional economic factors, with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area. Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging. Interest rates have been at or near historical lows and we expect them to remain low for the near term. Long-term interest rates declined during 2014 and into the 2015 first quarter, with the ten-year U.S. Treasury rate decreasing from 2.17% at the end of December 2014 to 1.92% at the end of March 2015. The national unemployment rate remained essentially unchanged at 5.5% for March 2015 compared to December 2014, and new job growth in 2015 has continued its slow pace. We believe market conditions generally remain favorable in the New York metropolitan area with respect to our multi-family mortgage loan origination activities, though some competitor institutions in this market have offered rates and/or product terms at levels which we have chosen not to offer and which we believe do not fit our current risk tolerance.

We recorded a provision for loan losses credited to operations of $343,000 for the three months ended March 31, 2015, compared to a provision for loan losses charged to operations of $1.6 million for the three months ended March 31, 2014. The allowance for loan losses totaled $110.5 million at March 31, 2015, compared to $111.6 million at December 31, 2014, representing 0.93% of total loans at March 31, 2015 and December 31, 2014. The allowance for loan losses as a percentage of non-performing loans increased to 92.95% at March 31, 2015, compared to 87.32% at December 31, 2014, primarily reflecting a decline in non-performing loans. The reduction in the allowance for loan losses at March 31, 2015 compared to December 31, 2014, and the provision credited to operations for the three months ended March 31, 2015, reflects the results of our quarterly reviews of the adequacy of the allowance for loan losses. We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the levels of delinquent and non-performing loans and continued improvement in our loan loss experience, as well as the improved asset quality in our loan portfolio as a result of reductions in the balances of certain loan classes we believe bear higher risk, such as residential interest-only loans and loans originated prior to 2008 and multi-family and commercial real estate mortgage loans originated prior to 2011, the high quality of our loan originations and the contraction of the overall loan portfolio.

Non-performing loans, which are comprised primarily of mortgage loans and exclude loans held-for-sale, totaled $118.9 million, or 1.01% of total loans, at March 31, 2015, compared to $127.8 million, or 1.07% of total loans, at December 31, 2014. The decrease in non-performing loans and related ratio at March 31, 2015 compared to December 31, 2014 is primarily attributable to an decrease in non-performing multi-family mortgage loans. The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages related to our non-performing loans are generally higher than the allowance coverage percentages related to our performing loans. In evaluating our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral. Net loan charge-offs decreased to $757,000, or three basis points of average loans outstanding, annualized, for the three months ended March 31, 2015, compared to $6.6 million, or 21 basis points of average loans outstanding, annualized, for the three months ended March 31, 2014. The decrease in net loan charge-offs for the 2015 first quarter compared to the 2014 first quarter reflected declines in net charge-offs in all loan categories.

When analyzing our asset quality trends and coverage ratios, consideration is given to the accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio. Included in our non-performing loans are residential mortgage loans which are 180 days or more past due for which we update our estimates of collateral values annually. We record a charge-off for the portion of the recorded investment in these loans in excess of the estimated fair value of the underlying collateral less estimated selling costs. Therefore, certain losses inherent in our non-performing residential mortgage loans are being recognized through a charge-off at 180 days past due and annually thereafter. The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans. Therefore, when reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs is considered. Non-performing residential mortgage loans which were 180 days or more past due at March 31, 2015 totaled $31.3 million, net of $3.4 million in charge-offs related to such loans, compared to $23.8 million, net of $2.1 million in charge-offs related to such loans, at December 31, 2014.

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio. We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time. Our 2015 first quarter analysis of loss severity on residential mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO or a short sale) to the loan’s original principal balance, indicated an average loss severity of approximately 26%, unchanged from our 2014 fourth quarter analysis. Our analysis in the 2015 first quarter involved a review of residential REO sales and short sales which occurred during the 12 months ended December 31, 2014, as well as the sale of a substantial portion of our non-performing residential mortgage loans in the 2014 third quarter, and included both full documentation and reduced documentation loans in a variety of states with varying years of origination. Our 2015 first quarter analysis of charge-offs on multi-family and commercial real estate mortgage loans during the 12 months ended December 31, 2014, which generally related to certain delinquent and non-performing loans transferred to held-for-sale, loans modified in a TDR or loans foreclosed upon and transferred to REO, indicated an average loss severity of approximately 32%, compared to approximately 28% in our 2014 fourth quarter analysis. We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses. However, the uniqueness of each multi-family and commercial real estate loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses. We also consider the growth in our multi-family and commercial real estate mortgage loan portfolio in evaluating the adequacy of the allowance for loan losses. The ratio of the allowance for loan losses to non-performing loans was approximately 93% at March 31, 2015, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses. For additional information on the sale of non-performing residential mortgage loans in the 2014 third quarter, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2014 Annual Report on Form 10-K.

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

Total delinquent loans declined $28.0 million to $142.7 million at March 31, 2015, compared to $170.7 million at December 31, 2014. The decrease in total delinquent loans at March 31, 2015 compared to December 31, 2014 includes a decrease of $17.0 million in delinquent residential mortgage loans, due primarily to a decline in loans which were 30-59 days past due, and a decline of $10.1 million in delinquent multi-family and commercial real estate mortgage loans, due primarily to a decline in loans which were 90 days or more past due. Net loan charge-offs increased to $757,000 for the 2015 first quarter compared to net loan recoveries of $316,000 for the 2014 fourth quarter. The national unemployment rate was 5.5% for March 2015, compared to 5.6% for December 2014, and there were job gains for the quarter totaling 591,000 at the time of our analysis. We continued to update our charge-off and loss analyses, including our predictive models, during the 2015 first quarter and updated our allowance coverage percentages accordingly. As a result of these factors, our allowance for loan losses decreased compared to December 31, 2014 and totaled $110.5 million at March 31, 2015 which resulted in a provision for loan losses credited to operations of $343,000 for the 2015 first quarter.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses. We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, the levels and composition of delinquent and non-performing loans, our loss history and our evaluation of the housing and real estate markets and the current economic environment. The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at March 31, 2015 and December 31, 2014.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality” and Note 3 of Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, “Financial Statements (Unaudited).”

Non-Interest Income

Non-interest income decreased $736,000 to $12.9 million for the three months ended March 31, 2015, from $13.7 million for the three months ended March 31, 2014, primarily due to decreases in customer service fees and mortgage banking income, net, partially offset by increases in other non-interest income, primarily due to insurance proceeds in 2015 from an individual life insurance policy on a former executive, and income from bank owned life insurance reflecting an increase in the crediting rate paid on our investment.

Customer service fees decreased $809,000 to $8.2 million for the three months ended March 31, 2015, compared to $9.0 million for the three months ended March 31, 2014. This decline was primarily due to lower commissions on sales of annuity and insurance products, checking account charges, including overdraft charges, and automated teller machine fees.
Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and provision for MSR valuation, decreased to $327,000 for the three months ended March 31, 2015, compared to $800,000 for the three months ended March 31, 2014. This decrease was primarily due to a higher provision for MSR valuation in the 2015 first quarter compared to the 2014 first quarter. The provision recorded in 2015 was reflective of an increase in the weighted average constant prepayment rate on mortgages and a corresponding decrease in the estimated weighted average life of the servicing portfolio at March 31, 2015, compared to December 31, 2014, primarily attributable to the decrease in the U.S. Treasury rates in the 2015 first quarter.
Non-Interest Expense

Non-interest expense decreased slightly to $70.1 million for the three months ended March 31, 2015, compared to $70.2 million for the three months ended March 31, 2014, as decreases in federal deposit insurance premium expense and other non-interest expense were substantially offset by increases in compensation and benefits expense, occupancy, equipment and systems expense and advertising expense. Our percentage of general and administrative expense to average assets, annualized, was 1.80% for the three months ended March 31, 2015 and 1.79% for the three months ended March 31, 2014.

Compensation and benefits expense increased $2.9 million to $36.3 million for the three months ended March 31, 2015, from $33.4 million for the three months ended March 31, 2014. The increase included higher salaries, pension and other postretirement benefit costs and employer matching contributions for the 401(k) plan, partially offset by lower stock-based compensation costs, for the 2015 first quarter compared to the 2014 first quarter. Net periodic cost for our defined benefit pension plans and other postretirement benefit plan totaled $426,000 for the 2015 first quarter, compared to a net periodic benefit of $384,000 for the 2014 first quarter, an increase of $810,000 in this cost. This increase was primarily attributable to an increase in recognized net actuarial loss.

Occupancy, equipment and systems expense increased $1.5 million to $19.7 million for the three months ended March 31, 2015, compared to $18.2 million for the three months ended March 31, 2014, reflecting increases in building repairs and maintenance, software maintenance and other data processing charges, depreciation expense and rent expense. Federal deposit insurance premium expense decreased $4.4 million to $4.2 million for the three months ended March 31, 2015, compared to $8.6 million for the three months ended March 31, 2014, primarily due to a reduction in our assessment rate. Other non-interest expense decreased $672,000 to $7.7 million for the 2015 first quarter, compared to $8.4 million for the 2014 first quarter, primarily due to a decline in foreclosure and other REO related expenses to $896,000 for the three months ended March 31, 2015, compared to $1.7 million for the three months ended March 31, 2014.

Income Tax Expense (Benefit)

Income tax expense increased $11.4 million to $9.6 million, representing an effective tax rate of 33.2%, for the three months ended March 31, 2015, compared to an income tax benefit of $1.8 million for the three months ended March 31, 2014. The increase in income tax expense was largely due to an $11.5 million net tax benefit recognized in the 2014 first quarter reflecting the impact of the 2014 NY State legislation enacted on March 31, 2014. While the 2014 NY State legislation generally became effective in 2015, the nature of the changes resulted in the recognition of certain deferred tax assets, with a corresponding reduction of income tax expense, in the 2014 first quarter. Prior to the effective date of the 2014 NY State legislation, we were subject to taxation in NY State under an alternative taxation method based on assets. The 2014 NY State legislation, among other things, removes that alternative method. Further, the new law (1) requires that we will be taxed in a manner that resulted in an increase in our tax expense beginning in 2015 and (2) caused us to recognize temporary differences and net operating loss carry-forward benefits in 2014 which we were unable to recognize previously. The impact of the 2014 NY State legislation more than offset our income tax expense resulting from current operations of $9.7 million for the three months ended March 31, 2014, representing an effective tax rate of 32.6%. See "Results of Operations - General" for a reconciliation of income tax expense as reported and income tax expense excluding the impact of the 2014 NY State legislation for the three months ended March 31, 2014 which is a non-GAAP financial measure.

On April 13, 2015, 2015 NY State legislation was signed into law in NY State that, among other things, (1) conforms NY City banking income tax laws to the 2014 NY State legislation, and (2) makes technical corrections to the 2014 NY State legislation. See Note 1 of Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, "Financial Statements (Unaudited)," and Part II, Item 1A, "Risk Factors," for additional information.

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

As a result of our continuing efforts to reposition the asset mix of our balance sheet, we have experienced increases in our multi-family and commercial real estate mortgage loan portfolio and declines in our residential mortgage loan portfolio over the past few years. During the 2015 first quarter, our multi-family mortgage loan portfolio increased to represent 34% of our total loan portfolio at March 31, 2015, compared to 33% at December 31, 2014. In contrast, our residential mortgage loan portfolio decreased to represent 57% of our total loan portfolio at March 31, 2015, compared to 58% at December 31, 2014. At March 31, 2015 and December 31, 2014, our commercial real estate mortgage loan portfolio represented 7% of our total loan portfolio and the remaining 2% of our total loan portfolio was comprised of consumer and other loans.

We continue to adhere to prudent underwriting standards.  We underwrite our residential mortgage loans primarily based upon our evaluation of the borrower’s ability to pay.  We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.  Additionally, we do not originate one-year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  Interest-only loans in our portfolio require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term. During the 2010 third quarter, we stopped offering interest-only loans.  At March 31, 2015, $1.14 billion of residential mortgage loans originated in prior years as interest-only loans were included in our portfolio of amortizing residential mortgage loans as a result of a refinance with us or through the conversion to amortizing loans at the end of their initial interest-only period, of which $131.3 million were refinanced or converted to amortizing loans during the three months ended March 31, 2015. Non-performing amortizing residential mortgage loans at March 31, 2015 included $19.9 million of loans originated as interest-only loans that are amortizing as a result of a refinance with us or through the conversion to amortizing at the end of their initial interest-only period. Reduced documentation loans in our portfolio are comprised primarily of SIFA (stated income, full asset) loans.  To a lesser extent, reduced documentation loans in our portfolio also include SISA (stated income, stated asset) loans.  During the 2007 fourth quarter, we stopped offering reduced documentation loans.

At March 31, 2015 and at December 31, 2014, full documentation loans comprised 91% of our total mortgage loan portfolio and comprised 85% of our residential mortgage loan portfolio.  The following table provides further details on the composition of our residential mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At March 31, 2015		At December 31, 2014
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Residential mortgage loans:
Full documentation interest-only (1)	$755,660	11.34%	$854,182	12.43%
Full documentation amortizing	4,917,892	73.83	5,003,693	72.79
Reduced documentation interest-only (1)(2)	566,589	8.51	611,008	8.89
Reduced documentation amortizing (2)	420,759	6.32	404,653	5.89
Total residential mortgage loans	$6,660,900	100.00%	$6,873,536	100.00%

(1)
Includes interest-only hybrid ARM loans originated prior to 2007 which were underwritten at the initial note rate, which may have been a discounted rate, totaling $926.6 million at March 31, 2015 and $1.06 billion at December 31, 2014.

(2)	Includes SISA loans totaling $146.4 million at March 31, 2015 and $148.9 million at December 31, 2014.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At March 31, 2015	At December 31, 2014
Non-performing loans (1) (2):
Mortgage loans:
Residential	$99,130	$100,155
Multi-family	6,004	13,646
Commercial real estate	6,909	7,971
Consumer and other loans	6,836	6,040
Total non-performing loans	118,879	127,812
REO, net (3)	30,160	35,723
Total non-performing assets	$149,039	$163,535
Non-performing loans to total loans	1.01%	1.07%
Non-performing loans to total assets	0.77	0.82
Non-performing assets to total assets	0.96	1.05
Allowance for loan losses to non-performing loans	92.95	87.32
Allowance for loan losses to total loans	0.93	0.93
 _______________________________________________

(1)
Non-performing loans, substantially all of which are non-accrual loans, included loans modified in a TDR totaling $67.4 million at March 31, 2015 and $68.4 million at December 31, 2014. Non-performing loans exclude loans which have been modified in a TDR that have been returned to accrual status.

(2)	Includes mortgage loans 90 days or more past due, primarily as to their maturity date but not their interest due, and still accruing interest totaling $4.1 million at December 31, 2014.

(3)
REO is net of a valuation allowance of $791,000 at March 31, 2015 and $839,000 at December 31, 2014 and included residential properties with a carrying value of $28.1 million at March 31, 2015 and $33.7 million at December 31, 2014.

Total non-performing assets decreased $14.5 million to $149.0 million at March 31, 2015 compared to $163.5 million at December 31, 2014, primarily due to a decrease in non-performing loans, which are comprised primarily of mortgage loans and exclude loans held-for-sale, coupled with a decrease in REO, net. The ratio of non-performing assets to total assets decreased to 0.96% at March 31, 2015, compared to 1.05% at December 31, 2014, primarily due to the decline in non-performing assets. Non-performing loans, the most significant component of non-performing assets, decreased $8.9 million to $118.9 million at March 31, 2015, compared to $127.8 million at December 31, 2014. The ratio of non-performing loans to total loans decreased to 1.01% at March 31, 2015, compared to 1.07% at December 31, 2014. The decrease in non-performing loans and related ratio at March 31, 2015 compared to December 31, 2014 was primarily attributable to a decrease in non-performing multi-family mortgage loans, due in large part to the sale of a group of related loans to an unrelated third party at a price that approximated the recorded investment in the loans. REO, net, decreased $5.6 million during the 2015 first quarter to $30.2 million at March 31, 2015. This decline reflected an excess of the volume of REO sold over the volume of loans that shifted from non-performing delinquent loans to REO through the completion of the foreclosure process during the 2015 first quarter.

We may agree, in certain instances, to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR.  Modifications as a result of a TDR may include, but are not limited to, interest rate modifications, payment deferrals, restructuring of payments to interest-only from amortizing and/or extensions of maturity dates.  Modifications which result in insignificant payment delays and payment shortfalls are generally not classified as a TDR. Residential mortgage loans discharged in a Chapter 7 bankruptcy filing are also reported as loans modified in a TDR as relief granted by a court is also viewed as a concession to the borrower in the loan agreement.  Loans modified in a TDR are individually classified as impaired and are initially placed on non-accrual status regardless of their delinquency status and reported as non-performing loans.  Loans modified in a TDR which are included in non-performing loans totaled $67.4 million at March 31, 2015 and $68.4 million at December 31, 2014, of which $58.1 million at March 31, 2015 and $60.4 million at December 31, 2014 were current or less than 90 days past due. Loans modified in a TDR remain as non-performing loans in non-accrual status until we determine that future collection of principal and interest is reasonably assured.  Where we have agreed to modify the contractual terms of a borrower’s loan, we require the borrower to demonstrate performance according to the restructured terms, generally for a period of at least six months, prior to returning the loan to accrual status.  Loans modified in a TDR which have been returned to accrual status are excluded from non-performing loans, but remain classified as impaired.  As a result of the migration of restructured loans from non-accrual to accrual status as borrowers complied with the terms of their restructure agreement for a satisfactory period of time, restructured accruing loans increased to $111.3 million at March 31, 2015, compared to $106.0 million at December 31, 2014.

We discontinue accruing interest on loans when they become 90 days past due as to their payment due date and at the time a loan is deemed a TDR.  We may also discontinue accruing interest on certain other loans because of deterioration in financial or other conditions of the borrower.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and, presuming we deem the remaining recorded investment in the loan to be fully collectible, income is recognized only to the extent cash is received until a return to accrual status is warranted.  In some circumstances, we may continue to accrue interest on mortgage loans 90 days or more past due, primarily as to their maturity date but not their interest due.  In other cases, we may defer recognition of income until the principal balance has been recovered.  If all non-accrual loans at March 31, 2015 and 2014 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $1.3 million for the three months ended March 31, 2015 and $3.7 million for the three months ended March 31, 2014.  Actual payments recorded as interest income, with respect to such loans, totaled $691,000 for the three months ended March 31, 2015 and $1.1 million for the three months ended March 31, 2014.

In addition to non-performing loans, we had $138.5 million of potential problem loans at March 31, 2015, including $83.7 million of residential mortgage loans and $51.6 million of multi-family and commercial real estate mortgage loans, compared to $132.8 million of potential problem loans at December 31, 2014, including $85.3 million of residential mortgage loans and $46.5 million of multi-family and commercial real estate mortgage loans. Such loans include loans 60-89 days past due and accruing interest and certain other internally adversely classified loans.

Non-performing residential mortgage loans continue to include a greater concentration of reduced documentation loans as compared to the entire residential mortgage loan portfolio. Reduced documentation loans represented only 15% of the residential mortgage loan portfolio, yet represented 48% of non-performing residential mortgage loans at March 31, 2015. The following table provides further details on the composition of our non-performing residential mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At March 31, 2015		At December 31, 2014
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-performing residential mortgage loans:
Full documentation interest-only	$24,733	24.95%	$28,027	27.98%
Full documentation amortizing	27,162	27.40	21,813	21.78
Reduced documentation interest-only	39,923	40.27	42,584	42.52
Reduced documentation amortizing	7,312	7.38	7,731	7.72
Total non-performing residential mortgage loans (1)	$99,130	100.00%	$100,155	100.00%

(1)
Includes $52.4 million of loans less than 90 days past due at March 31, 2015, of which $46.4 million were current, and includes $55.2 million of loans less than 90 days past due at December 31, 2014, of which $49.1 million were current.

The following table provides details on the geographic composition of both our total and non-performing residential mortgage loans at March 31, 2015.

	Residential Mortgage Loans At March 31, 2015
(Dollars in Millions)	Total Loans	Percent of Total Loans	Total Non-Performing Loans (1)	Percent of Total Non-Performing Loans	Non-Performing Loans as Percent of State Totals
State:
New York	$1,982.3	29.6%	$10.5	10.6%	0.53%
Connecticut	654.5	9.8	6.2	6.3	0.95
Illinois	576.7	8.7	13.3	13.4	2.31
Massachusetts	569.9	8.6	2.7	2.7	0.47
Virginia	503.2	7.6	12.2	12.3	2.42
New Jersey	458.7	6.9	16.5	16.7	3.60
Maryland	426.4	6.4	14.5	14.6	3.40
California	380.6	5.7	10.9	11.0	2.86
Washington	210.2	3.2	—	—	—
Texas	168.5	2.5	—	—	—
All other states (2)(3)	729.9	11.0	12.3	12.4	1.69
Total	$6,660.9	100.0%	$99.1	100.0%	1.49%

(1)   Includes $52.4 million of loans which were current or less than 90 days past due.
(2)     Includes 25 states and Washington, D.C.
(3)     Includes Florida with $116.3 million of total loans, of which $3.5 million were non-performing loans.

At March 31, 2015, substantially all of our multi-family and commercial real estate mortgage loans and all of the non-performing multi-family and commercial real estate mortgage loans were secured by properties located in the New York metropolitan area.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
At March 31, 2015:
Mortgage loans:
Residential	204	$58,611	59	$17,208	158	$46,749
Multi-family	29	7,094	5	737	15	2,064
Commercial real estate	4	1,461	1	180	—	—
Consumer and other loans	40	1,168	17	767	54	6,691
Total delinquent loans	277	$68,334	82	$18,892	227	$55,504
Delinquent loans to total loans		0.58%		0.16%		0.47%

At December 31, 2014:
Mortgage loans:
Residential	255	$73,326	70	$21,290	148	$44,989
Multi-family	26	4,294	11	2,568	26	8,917
Commercial real estate	7	2,476	1	493	2	2,888
Consumer and other loans	58	2,430	17	962	52	6,040
Total delinquent loans	346	$82,526	99	$25,313	228	$62,834
Delinquent loans to total loans		0.69%		0.21%		0.53%

Delinquent loans totaled $142.7 million at March 31, 2015, a decline of $28.0 million compared to $170.7 million at December 31, 2014. The decrease in total delinquent loans at March 31, 2015 compared to December 31, 2014 includes a decrease of $17.0 million in delinquent residential mortgage loans, due primarily to a decline in loans which were 30-59 days past due, and a decline of $10.1 million in delinquent multi-family and commercial real estate mortgage loans, due primarily to a decline in loans which were 90 days or more past due.

Allowance for Loan Losses

The following table summarizes activity in the allowance for loan losses.

(In Thousands)	For the Three Months Ended March 31, 2015
Balance at January 1, 2015	$111,600
Provision credited to operations	(343)
Charge-offs:
Residential	(1,757)
Multi-family	(242)
Commercial real estate	(142)
Consumer and other loans	(349)
Total charge-offs	(2,490)
Recoveries:
Residential	806
Multi-family	818
Consumer and other loans	109
Total recoveries	1,733
Net charge-offs	(757)
Balance at March 31, 2015	$110,500

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As a financial institution, the primary component of our market risk is interest rate risk.  The objective of our interest rate risk management policy is to maintain an appropriate mix and level of assets, liabilities and off-balance sheet items to enable us to meet our earnings and/or growth objectives, while maintaining specified minimum capital levels as required by our primary banking regulator and as established by our Board of Directors.  We use a variety of analyses to monitor, control and adjust our asset and liability positions, primarily interest rate sensitivity gap analysis, or gap analysis, and net interest income sensitivity analysis.  Additional interest rate risk modeling is done by Astoria Bank in conformity with regulatory requirements.

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2015 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The Gap Table includes $900.0 million of borrowings which are callable within one year and on a quarterly basis thereafter, classified according to their maturity dates primarily in the more than three years to five years category, and $1.05 billion of borrowings callable in more than one year to three years, classified according to their maturity dates in the more than five years category.  In addition, the

Gap Table includes callable securities with an amortized cost of $227.4 million, substantially all of which are callable within one year and at various times thereafter, classified according to their maturity dates in the more than five years category.  The classification of callable borrowings and securities according to their maturity dates is based on our experience with, and expectations of, the behavior of these types of instruments in the current interest rate environment.  As indicated in the Gap Table, our one-year interest rate sensitivity gap at March 31, 2015 was negative 0.02% compared to negative 1.87% at December 31, 2014.

	At March 31, 2015
(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$3,988,612	$3,466,582	$2,987,316	$1,028,649	$11,471,159
Consumer and other loans (1)	218,781	20,390	2,476	4,602	246,249
Interest-earning cash accounts	136,805	—	—	—	136,805
Securities available-for-sale	79,031	87,937	104,363	134,998	406,329
Securities held-to-maturity	287,328	390,651	530,986	885,036	2,094,001
FHLB-NY stock	—	—	—	141,622	141,622
Total interest-earning assets	4,710,557	3,965,560	3,625,141	2,194,907	14,496,165
Net unamortized purchase premiums and deferred costs (2)	20,731	19,189	19,035	15,764	74,719
Net interest-earning assets (3)	4,731,288	3,984,749	3,644,176	2,210,671	14,570,884
Interest-bearing liabilities:
Savings	285,777	352,112	352,112	1,240,515	2,230,516
Money market	1,330,185	327,874	327,874	421,587	2,407,520
NOW and demand deposit	140,038	280,051	280,051	1,600,882	2,301,022
Certificates of deposit	1,387,950	686,859	393,162	—	2,467,971
Borrowings, net	1,590,000	573,824	800,000	1,150,000	4,113,824
Total interest-bearing liabilities	4,733,950	2,220,720	2,153,199	4,412,984	13,520,853
Interest rate sensitivity gap	(2,662)	1,764,029	1,490,977	(2,202,313)	$1,050,031
Cumulative interest rate sensitivity gap	$(2,662)	$1,761,367	$3,252,344	$1,050,031

Cumulative interest rate sensitivity gap as a percentage of total assets	(0.02)%	11.34%	20.93%	6.76%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	99.94%	125.33%	135.71%	107.77%

 _______________________________________________

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

We perform analyses of interest rate increases and decreases of up to 400 basis points (when reasonably practical) over various time horizons although changes in interest rates of 200 basis points over a one year horizon is a more common and reasonable scenario for analytical purposes. Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the 12 month period beginning April 1, 2015 would decrease by approximately 6.44% from the base projection. At December 31, 2014, in the up 200 basis point scenario, our projected net interest income for the 12 month period beginning January 1, 2015 would have decreased by approximately 7.18% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net interest income for the 12 month period beginning April 1, 2015 would decrease by approximately 2.31% from the base projection. At December 31, 2014, in the down 100 basis point scenario, our projected net interest income for the 12 month period beginning January 1, 2015 would have decreased by approximately 2.66% from the base projection. The down 100 basis point scenarios include some limitations as well since certain indices, yields and costs are already below 1.00%.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, although our net interest income sensitivity analyses may provide an indication of our interest rate risk exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from bank owned life insurance and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the 12 month period beginning April 1, 2015 would increase by approximately $3.6 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the 12 month period beginning April 1, 2015 would decrease by approximately $3.3 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and net interest income sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2014 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Monte N. Redman, our President and Chief Executive Officer, and Frank E. Fusco, our Senior Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2015.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

City of New York Notice of Determination
By "Notice of Determination" dated September 14, 2010 and August 26, 2011, or the 2010 and 2011 Notices, the City of New York notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years. The deficiencies related to our operation of Fidata and AF Mortgage, subsidiaries of Astoria Bank. We disagree with the assertion of the tax deficiencies. Hearings in this matter were held before the NYC Tax Appeals Tribunal in March and April 2013. On October 29, 2014, the NYC Tax Appeals Tribunal issued a decision favorable to us canceling the 2010 and 2011 Notices. The City of New York appealed the decision of the NYC Tax Appeals Tribunal. The parties are in the process of preparing and submitting briefs to the NYC Tax Appeals Tribunal and a hearing date for the appeal will be set after all briefs have been submitted. At this time, management believes it is more likely than not that we will succeed in defending against the City of New York's appeal. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at March 31, 2015 with respect to this matter.

By "Notice of Determination" dated November 19, 2014, or the 2014 Notice, the City of New York notified us of an alleged tax deficiency in the amount of $6.1 million, including interest and penalties, related to our 2009 and 2010 tax years. This deficiency related to our operation of Fidata and AF Mortgage and the basis of the 2014 Notice is substantially the same as that of the 2010 and 2011 Notices. We disagree with the assertion of the tax deficiency and we filed a Petition for Hearing with the City of New York on February 13, 2015 to oppose the 2014 Notice. At this time, management believes it is more likely than not that we will succeed in refuting the City of New York's position asserted in the 2014 Notice. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at March 31, 2015 with respect to this matter.

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

ITEM 1A.  Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2014 Annual Report on Form 10-K.  There were no material changes in risk factors relevant to our operations since December 31, 2014 except as discussed below.

Recent NY State income tax legislation may result in an increase in income tax expense in the future.

On April 13, 2015, the 2015 NY State legislation was signed into law in NY State that, among other things, conforms NY City banking income tax laws to the 2014 NY State legislation that was enacted on March 31, 2014. The 2015 NY State legislation is effective retroactively to tax years beginning on or after January 1, 2015. Under GAAP, the effects of changes in tax law on current and deferred taxes are accounted for in the period that includes the enactment date of the change, which means that we will be adjusting to the impact of the legislation in the second quarter of 2015. We are continuing to evaluate and interpret the 2015 NY State legislation and the impact such legislation will have on us in future periods. We presently anticipate the net impact of adjusting to the legislation will result in a credit to income tax expense in the 2015 second quarter, followed most likely by a higher effective income tax rate going forward. The ultimate impact of the 2015 NY State legislation on our effective income tax rate going forward will depend on, among other things, the level and sources of our revenue and how that revenue is treated under the new legislation. However, we cannot predict the magnitude of such impact or whether such impact will be material to our future income tax expense and, therefore, on our results of operations.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At March 31, 2015, a maximum of 8,107,300 shares may yet be purchased under this plan.  However, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

See Index of Exhibits on page 71.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

Dated:	May 8, 2015	By:	/s/	Monte N. Redman
Monte N. Redman
President and Chief Executive Officer

Dated:	May 8, 2015	By:	/s/	Frank E. Fusco
Frank E. Fusco
Senior Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Dated:	May 8, 2015	By:	/s/	John F. Kennedy
John F. Kennedy
Senior Vice President and
Chief Accounting Officer

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

10.1	Letter Agreement, entered into as of September 14, 2014, by and between Astoria Bank and Hugh J. Donlon.

31.1	Certifications of Chief Executive Officer.

31.2	Certifications of Chief Financial Officer.

32.1
Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document