Form 10-Q
period 2015-06-30
ASTORIA FINANCIAL CORP
filed 2015-08-07
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Large accelerated filer ☒ Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, July 31, 2015
$0.01 Par Value	100,793,269

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	(Unaudited)
(In Thousands, Except Share Data)	At June 30, 2015	At December 31, 2014
Assets:
Cash and due from banks	$168,790	$143,185
Available-for-sale securities:
Encumbered	107,523	110,784
Unencumbered	321,222	273,575
Total available-for-sale securities	428,745	384,359
Held-to-maturity securities, fair value of $2,152,091 and $2,131,371, respectively:
Encumbered	1,097,541	1,147,991
Unencumbered	1,059,341	985,813
Total held-to-maturity securities	2,156,882	2,133,804
Federal Home Loan Bank of New York stock, at cost	138,384	140,754
Loans held-for-sale, net	8,318	7,640
Loans receivable	11,514,056	11,957,448
Allowance for loan losses	(107,500)	(111,600)
Loans receivable, net	11,406,556	11,845,848
Mortgage servicing rights, net	11,463	11,401
Accrued interest receivable	36,752	36,628
Premises and equipment, net	110,950	111,622
Goodwill	185,151	185,151
Bank owned life insurance	435,144	430,768
Real estate owned, net	23,399	35,723
Other assets	184,822	173,138
Total assets	$15,295,356	$15,640,021
Liabilities:
Deposits:
Savings	$2,186,470	$2,237,142
Money market	2,446,428	2,373,484
NOW and demand deposit	2,287,319	2,198,777
Certificates of deposit	2,307,553	2,695,506
Total deposits	9,227,770	9,504,909
Federal funds purchased	370,000	455,000
Reverse repurchase agreements	1,100,000	1,100,000
Federal Home Loan Bank of New York advances	2,340,000	2,384,000
Other borrowings, net	248,957	248,691
Mortgage escrow funds	132,902	115,400
Accrued expenses and other liabilities	247,205	251,951
Total liabilities	13,666,834	14,059,951
Stockholders’ Equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series C (150,000 shares authorized; and 135,000 shares issued and outstanding)	129,796	129,796
Common stock, $0.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 100,791,839 and 99,940,399 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	895,984	897,049
Retained earnings	2,024,611	1,992,833
Treasury stock (65,703,049 and 66,554,489 shares, at cost, respectively)	(1,357,727)	(1,375,322)
Accumulated other comprehensive loss	(65,807)	(65,951)
Total stockholders’ equity	1,628,522	1,580,070
Total liabilities and stockholders’ equity	$15,295,356	$15,640,021
See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands, Except Share Data)	2015	2014	2015	2014
Interest income:
Residential mortgage loans	$51,375	$62,294	$105,337	$127,248
Multi-family and commercial real estate mortgage loans	48,611	43,347	96,103	86,737
Consumer and other loans	2,242	2,085	4,432	4,171
Mortgage-backed and other securities	15,238	14,116	30,308	27,793
Interest-earning cash accounts	107	80	196	149
Federal Home Loan Bank of New York stock	1,461	1,458	2,983	3,291
Total interest income	119,034	123,380	239,359	249,389
Interest expense:
Deposits	9,944	12,823	20,673	26,052
Borrowings	23,940	24,783	47,815	49,593
Total interest expense	33,884	37,606	68,488	75,645
Net interest income	85,150	85,774	170,871	173,744
Provision for loan losses credited to operations	(2,967)	(5,742)	(3,310)	(4,111)
Net interest income after provision for loan losses	88,117	91,516	174,181	177,855
Non-interest income:
Customer service fees	8,871	9,030	17,082	18,050
Other loan fees	553	647	1,106	1,255
Gain on sales of securities	72	—	72	—
Mortgage banking income, net	2,076	610	2,403	1,410
Income from bank owned life insurance	2,179	2,139	4,376	4,128
Other	1,591	1,419	3,236	2,671
Total non-interest income	15,342	13,845	28,275	27,514
Non-interest expense:
General and administrative:
Compensation and benefits	37,655	34,415	73,936	67,803
Occupancy, equipment and systems	18,980	17,793	38,638	35,967
Federal deposit insurance premium	4,335	7,277	8,536	15,846
Advertising	2,801	2,438	5,065	4,150
Other	8,105	9,670	15,813	18,050
Total non-interest expense	71,876	71,593	141,988	141,816
Income before income tax expense	31,583	33,768	60,468	63,553
Income tax expense	152	11,468	9,730	9,704
Net income	31,431	22,300	50,738	53,849
Preferred stock dividends	2,194	2,194	4,388	4,388
Net income available to common shareholders	$29,237	$20,106	$46,350	$49,461

Basic earnings per common share	$0.29	$0.20	$0.46	$0.50
Diluted earnings per common share	$0.29	$0.20	$0.46	$0.50

Basic weighted average common shares outstanding	99,664,442	98,275,886	99,459,376	98,191,434
Diluted weighted average common shares outstanding	99,664,442	98,275,886	99,459,376	98,191,434

 See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014

Net income	$31,431	$22,300	$50,738	$53,849

Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on securities available-for-sale:
Net unrealized holding (loss) gain on securities arising during the period	(2,748)	4,699	(755)	7,692
Reclassification adjustment for gain on sales of securities included in net income	(43)	—	(43)	—
Net unrealized (loss) gain on securities available-for-sale	(2,791)	4,699	(798)	7,692

Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	417	161	886	296

Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	27	31	56	61

Total other comprehensive (loss) income, net of tax	(2,347)	4,891	144	8,049

Comprehensive income	$29,084	$27,191	$50,882	$61,898

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2015

(In Thousands, Except Share Data)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss

Balance at December 31, 2014	$1,580,070	$129,796	$1,665	$897,049	$1,992,833	$(1,375,322)	$(65,951)

Net income	50,738	—	—	—	50,738	—	—

Other comprehensive income, net of tax	144	—	—	—	—	—	144

Dividends on preferred stock ($32.50 per share)	(4,388)	—	—	—	(4,388)	—	—

Dividends on common stock ($0.08 per share)	(8,024)	—	—	—	(8,024)	—	—

Sales of treasury stock (475,182 shares)	6,055	—	—	—	(3,765)	9,820	—

Restricted stock grants (426,552 shares)	—	—	—	(5,562)	(3,252)	8,814	—

Forfeitures of restricted stock (50,294 shares)	—	—	—	583	456	(1,039)	—

Stock-based compensation	3,916	—	—	3,903	13	—	—

Net tax benefit excess from stock-based compensation	11	—	—	11	—	—	—

Balance at June 30, 2015	$1,628,522	$129,796	$1,665	$895,984	$2,024,611	$(1,357,727)	$(65,807)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
(In Thousands)	2015	2014
Cash flows from operating activities:
Net income	$50,738	$53,849
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on loans	6,219	5,678
Net amortization on securities and borrowings	4,855	4,701
Net provision for loan and real estate losses credited to operations	(2,774)	(3,287)
Depreciation and amortization	6,134	5,804
Net gain on sales of loans and securities	(1,081)	(816)
Mortgage servicing rights amortization and valuation allowance adjustments, net	611	1,437
Stock-based compensation	3,916	4,253
Originations of loans held-for-sale	(61,079)	(40,957)
Proceeds from sales and principal repayments of loans held-for-sale	60,759	41,650
Increase in accrued interest receivable	(124)	(154)
Bank owned life insurance income and insurance proceeds received, net	(4,376)	(3,045)
Increase in other assets	(11,436)	(54)
(Decrease) increase in accrued expenses and other liabilities	(3,882)	5,461
Net cash provided by operating activities	48,480	74,520
Cash flows from investing activities:
Originations of loans receivable	(767,399)	(726,125)
Loan purchases through third parties	(117,596)	(72,375)
Principal payments on loans receivable	1,311,864	937,327
Proceeds from sales of delinquent and non-performing loans	6,183	1,310
Purchases of securities held-to-maturity	(272,524)	(276,388)
Purchases of securities available-for-sale	(88,156)	—
Principal payments on securities held-to-maturity	245,317	161,171
Principal payments on securities available-for-sale	22,977	20,194
Proceeds from sales of securities available-for-sale	19,026	—
Net redemptions of Federal Home Loan Bank of New York stock	2,370	1,919
Proceeds from sales of real estate owned, net	15,524	29,314
Purchases of premises and equipment, net of proceeds from sales	(5,478)	(4,400)
Net cash provided by investing activities	372,108	71,947
Cash flows from financing activities:
Net decrease in deposits	(277,139)	(195,939)
Net (decrease) increase in borrowings with original terms of three months or less	(129,000)	163,000
Repayments of borrowings with original terms greater than three months	—	(100,000)
Net increase in mortgage escrow funds	17,502	18,228
Proceeds from sales of treasury stock	6,055	4,064
Cash dividends paid to stockholders	(12,412)	(12,335)
Net tax benefit excess from stock-based compensation	11	—
Net cash used in financing activities	(394,983)	(122,982)
Net increase in cash and cash equivalents	25,605	23,485
Cash and cash equivalents at beginning of period	143,185	121,950
Cash and cash equivalents at end of period	$168,790	$145,435

Supplemental disclosures:
Interest paid	$68,450	$75,519
Income taxes paid	$17,732	$6,741
Additions to real estate owned	$3,736	$31,646
Loans transferred to held-for-sale	$6,205	$187,769

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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2015 and December 31, 2014, our results of operations and other comprehensive income for the three and six months ended June 30, 2015 and 2014, changes in our stockholders’ equity for the six months ended June 30, 2015 and our cash flows for the six months ended June 30, 2015 and 2014.  In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of June 30, 2015 and December 31, 2014, and amounts of revenues, expenses and other comprehensive income in the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2015 and 2014.  The results of operations and other comprehensive income for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations and other comprehensive income to be expected for the remainder of the year.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.

These consolidated financial statements should be read in conjunction with our December 31, 2014 audited consolidated financial statements and related notes included in our 2014 Annual Report on Form 10-K.

Changes in Income Tax Legislation

New York State, or NY State, income tax reform legislation, or the 2014 NY State legislation, was enacted on March 31, 2014.  While the 2014 NY State legislation generally became effective in 2015, the nature of the changes resulted in the recognition of certain deferred tax assets in the 2014 first quarter. Prior to the effective date of the 2014 NY State legislation, we were subject to taxation in NY State under an alternative taxation method based on assets.  The 2014 NY State legislation, among other things, removed that alternative method.  Further, the new law (1) required that we be taxed in a manner that resulted in an increase in our NY State income tax expense beginning in 2015 and (2) caused us to recognize temporary differences and net operating loss carry-forward benefits in 2014 which we were unable to recognize previously.

On April 13, 2015, a package of additional legislation, or the 2015 NY State legislation, was signed into law in NY State that, among other things, (1) largely conforms New York City, or NY City, banking income tax laws to the 2014 NY State legislation, and (2) makes technical corrections to the 2014 NY State legislation. The 2015 NY State legislation is effective retroactively to tax years beginning on or after January 1, 2015. In addition, on June 30, 2015, the State of Connecticut enacted tax legislation that changed the method for calculating Connecticut income taxes, resulting in the recognition of certain deferred tax assets. Under GAAP, the effects of changes in tax law on current and deferred taxes are accounted for in the period that includes the enactment date of the change, which means that we recorded the impacts of the legislation in the second quarter of 2015.

The tax law changes effective in 2014 and 2015 resulted in an increase in our net deferred tax asset with a corresponding reduction in income tax expense of $11.5 million in the 2014 first quarter and a reduction in income tax expense of $11.4 million in the 2015 second quarter comprised of (i) the elimination of our valuation allowance totaling $7.2 million, which previously offset certain deferred tax assets, and (ii) the recognition of additional deferred tax assets totaling $4.2 million, primarily related to NY City taxation.

As a result of these changes to state and local tax legislation, we expect our effective income tax rate in future periods to be higher than that in prior periods.

2.  Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At June 30, 2015
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE (1) issuance REMICs and CMOs (2)	$314,975	$3,663	$(2,238)	$316,400
Non-GSE issuance REMICs and CMOs	3,986	22	(2)	4,006
GSE pass-through certificates	11,738	573	(2)	12,309
Total residential mortgage-backed securities	330,699	4,258	(2,242)	332,715
Obligations of GSEs	98,682	—	(2,654)	96,028
Fannie Mae stock	15	—	(13)	2
Total securities available-for-sale	$429,396	$4,258	$(4,909)	$428,745
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,450,045	$13,315	$(15,281)	$1,448,079
Non-GSE issuance REMICs and CMOs	298	—	(7)	291
GSE pass-through certificates	260,948	2,009	(2,837)	260,120
Total residential mortgage-backed securities	1,711,291	15,324	(18,125)	1,708,490
Multi-family mortgage-backed securities:
GSE issuance REMICs	237,771	1,451	(553)	238,669
Obligations of GSEs	207,344	21	(2,909)	204,456
Other	476	—	—	476
Total securities held-to-maturity	$2,156,882	$16,796	$(21,587)	$2,152,091

(1)    Government-sponsored enterprise
(2)    Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2014
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$266,946	$3,608	$(1,556)	$268,998
Non-GSE issuance REMICs and CMOs	5,071	34	(1)	5,104
GSE pass-through certificates	12,919	640	(2)	13,557
Total residential mortgage-backed securities	284,936	4,282	(1,559)	287,659
Obligations of GSEs	98,680	—	(1,982)	96,698
Fannie Mae stock	15	—	(13)	2
Total securities available-for-sale	$383,631	$4,282	$(3,554)	$384,359
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,575,402	$14,536	$(14,041)	$1,575,897
Non-GSE issuance REMICs and CMOs	2,482	31	(7)	2,506
GSE pass-through certificates	281,685	2,442	(3,877)	280,250
Total residential mortgage-backed securities	1,859,569	17,009	(17,925)	1,858,653
Multi-family mortgage-backed securities:
GSE issuance REMICs	154,381	554	(590)	154,345
Obligations of GSEs	119,336	42	(1,523)	117,855
Other	518	—	—	518
Total securities held-to-maturity	$2,133,804	$17,605	$(20,038)	$2,131,371

The following tables set forth the estimated fair values of securities with gross unrealized losses at the dates indicated, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the dates indicated.

	At June 30, 2015
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$119,668	$(2,238)	$—	$—	$119,668	$(2,238)
Non-GSE issuance REMICs and CMOs	32	(1)	83	(1)	115	(2)
GSE pass-through certificates	43	(1)	97	(1)	140	(2)
Obligations of GSEs	24,492	(491)	71,536	(2,163)	96,028	(2,654)
Fannie Mae stock	—	—	2	(13)	2	(13)
Total temporarily impaired securities available-for-sale	$144,235	$(2,731)	$71,718	$(2,178)	$215,953	$(4,909)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$378,600	$(2,836)	$317,649	$(12,445)	$696,249	$(15,281)
Non-GSE issuance REMICs and CMOs	—	—	291	(7)	291	(7)
GSE pass-through certificates	39,186	(273)	115,769	(2,564)	154,955	(2,837)
Multi-family mortgage-backed securities:
GSE issuance REMICs	94,128	(553)	—	—	94,128	(553)
Obligations of GSEs	131,976	(1,977)	24,069	(932)	156,045	(2,909)
Total temporarily impaired securities held-to-maturity	$643,890	$(5,639)	$457,778	$(15,948)	$1,101,668	$(21,587)

	At December 31, 2014
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$20,587	$(159)	$75,444	$(1,397)	$96,031	$(1,556)
Non-GSE issuance REMICs and CMOs	—	—	96	(1)	96	(1)
GSE pass-through certificates	53	(1)	64	(1)	117	(2)
Obligations of GSEs	24,586	(395)	72,112	(1,587)	96,698	(1,982)
Fannie Mae stock	—	—	2	(13)	2	(13)
Total temporarily impaired securities available-for-sale	$45,226	$(555)	$147,718	$(2,999)	$192,944	$(3,554)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$121,861	$(302)	$500,348	$(13,739)	$622,209	$(14,041)
Non-GSE issuance REMICs and CMOs	—	—	294	(7)	294	(7)
GSE pass-through certificates	—	—	164,453	(3,877)	164,453	(3,877)
Multi-family mortgage-backed securities:
GSE issuance REMICs	100,355	(590)	—	—	100,355	(590)
Obligations of GSEs	—	—	79,413	(1,523)	79,413	(1,523)
Total temporarily impaired securities held-to-maturity	$222,216	$(892)	$744,508	$(19,146)	$966,724	$(20,038)

We held 94 securities which had an unrealized loss at June 30, 2015 and 80 securities which had an unrealized loss at December 31, 2014.  At June 30, 2015 and December 31, 2014, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  None of the unrealized losses are related to credit losses.  Therefore, at June 30, 2015 and December 31, 2014, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

During the six months ended June 30, 2015, proceeds from sales of securities from the available-for-sale portfolio totaled $19.0 million, resulting in gross realized gains of $72,000. There were no sales of securities from the available-for-sale portfolio during the six months ended June 30, 2014.

At June 30, 2015, available-for-sale debt securities, excluding mortgage-backed securities, had an amortized cost of $98.7 million, an estimated fair value of $96.0 million and contractual maturities in 2021 and 2022.  At June 30, 2015, held-to-maturity debt securities, excluding mortgage-backed securities, had an amortized cost of $207.8 million, an estimated fair value of $204.9 million and contractual maturities primarily in 2021 through 2025.  Actual maturities may differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

At June 30, 2015, the amortized cost of callable securities in our portfolio totaled $306.0 million, of which $289.6 million are callable within one year and at various times thereafter. The balance of accrued interest receivable for securities totaled $7.1 million at June 30, 2015 and $6.7 million at December 31, 2014.

3. Loans Receivable and Allowance for Loan Losses

The following tables set forth the composition of our loans receivable portfolio, and an aging analysis by accruing and non-accrual loans, by segment and class at the dates indicated.

	At June 30, 2015
	Past Due
(In Thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$10,810	$3,769	$—	$14,579	$624,504	$639,083
Full documentation amortizing	31,191	5,124	—	36,315	4,731,728	4,768,043
Reduced documentation interest-only	15,684	4,917	—	20,601	451,641	472,242
Reduced documentation amortizing	9,483	2,824	—	12,307	424,345	436,652
Total residential	67,168	16,634	—	83,802	6,232,218	6,316,020
Multi-family	5,023	1,127	737	6,887	3,931,487	3,938,374
Commercial real estate	1,692	—	2,234	3,926	854,329	858,255
Total mortgage loans	73,883	17,761	2,971	94,615	11,018,034	11,112,649
Consumer and other loans (gross):
Home equity and other consumer	1,067	499	—	1,566	164,175	165,741
Commercial and industrial	—	—	—	—	71,354	71,354
Total consumer and other loans	1,067	499	—	1,566	235,529	237,095
Total accruing loans	$74,950	$18,260	$2,971	$96,181	$11,253,563	$11,349,744
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$1,155	$—	$12,338	$13,493	$11,361	$24,854
Full documentation amortizing	1,567	1,795	21,020	24,382	7,601	31,983
Reduced documentation interest-only	536	492	13,513	14,541	23,261	37,802
Reduced documentation amortizing	491	342	5,397	6,230	3,345	9,575
Total residential	3,749	2,629	52,268	58,646	45,568	104,214
Multi-family	296	339	4,113	4,748	1,334	6,082
Commercial real estate	816	—	560	1,376	1,806	3,182
Total mortgage loans	4,861	2,968	56,941	64,770	48,708	113,478
Consumer and other loans (gross):
Home equity and other consumer	—	—	6,243	6,243	143	6,386
Commercial and industrial	—	—	—	—	—	—
Total consumer and other loans	—	—	6,243	6,243	143	6,386
Total non-accrual loans	$4,861	$2,968	$63,184	$71,013	$48,851	$119,864
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$11,965	$3,769	$12,338	$28,072	$635,865	$663,937
Full documentation amortizing	32,758	6,919	21,020	60,697	4,739,329	4,800,026
Reduced documentation interest-only	16,220	5,409	13,513	35,142	474,902	510,044
Reduced documentation amortizing	9,974	3,166	5,397	18,537	427,690	446,227
Total residential	70,917	19,263	52,268	142,448	6,277,786	6,420,234
Multi-family	5,319	1,466	4,850	11,635	3,932,821	3,944,456
Commercial real estate	2,508	—	2,794	5,302	856,135	861,437
Total mortgage loans	78,744	20,729	59,912	159,385	11,066,742	11,226,127
Consumer and other loans (gross):
Home equity and other consumer	1,067	499	6,243	7,809	164,318	172,127
Commercial and industrial	—	—	—	—	71,354	71,354
Total consumer and other loans	1,067	499	6,243	7,809	235,672	243,481
Total loans	$79,811	$21,228	$66,155	$167,194	$11,302,414	$11,469,608
Net unamortized premiums and deferred loan origination costs						44,448
Loans receivable						11,514,056
Allowance for loan losses						(107,500)
Loans receivable, net						$11,406,556

	At December 31, 2014
	Past Due
(In Thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$13,943	$7,332	$—	$21,275	$804,880	$826,155
Full documentation amortizing	25,878	7,611	144	33,633	4,948,391	4,982,024
Reduced documentation interest-only	18,490	2,584	—	21,074	547,350	568,424
Reduced documentation amortizing	11,024	1,648	—	12,672	384,250	396,922
Total residential	69,335	19,175	144	88,654	6,684,871	6,773,525
Multi-family	3,646	2,222	1,790	7,658	3,893,539	3,901,197
Commercial real estate	1,686	493	2,159	4,338	863,615	867,953
Total mortgage loans	74,667	21,890	4,093	100,650	11,442,025	11,542,675
Consumer and other loans (gross):
Home equity and other consumer	2,430	962	—	3,392	175,121	178,513
Commercial and industrial	—	—	—	—	64,815	64,815
Total consumer and other loans	2,430	962	—	3,392	239,936	243,328
Total accruing loans	$77,097	$22,852	$4,093	$104,042	$11,681,961	$11,786,003
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$2,371	$358	$11,502	$14,231	$13,796	$28,027
Full documentation amortizing	204	238	14,211	14,653	7,016	21,669
Reduced documentation interest-only	820	453	16,289	17,562	25,022	42,584
Reduced documentation amortizing	596	1,066	2,843	4,505	3,226	7,731
Total residential	3,991	2,115	44,845	50,951	49,060	100,011
Multi-family	648	346	7,127	8,121	3,735	11,856
Commercial real estate	790	—	729	1,519	4,293	5,812
Total mortgage loans	5,429	2,461	52,701	60,591	57,088	117,679
Consumer and other loans (gross):
Home equity and other consumer	—	—	6,040	6,040	—	6,040
Commercial and industrial	—	—	—	—	—	—
Total consumer and other loans	—	—	6,040	6,040	—	6,040
Total non-accrual loans	$5,429	$2,461	$58,741	$66,631	$57,088	$123,719
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$16,314	$7,690	$11,502	$35,506	$818,676	$854,182
Full documentation amortizing	26,082	7,849	14,355	48,286	4,955,407	5,003,693
Reduced documentation interest-only	19,310	3,037	16,289	38,636	572,372	611,008
Reduced documentation amortizing	11,620	2,714	2,843	17,177	387,476	404,653
Total residential	73,326	21,290	44,989	139,605	6,733,931	6,873,536
Multi-family	4,294	2,568	8,917	15,779	3,897,274	3,913,053
Commercial real estate	2,476	493	2,888	5,857	867,908	873,765
Total mortgage loans	80,096	24,351	56,794	161,241	11,499,113	11,660,354
Consumer and other loans (gross):
Home equity and other consumer	2,430	962	6,040	9,432	175,121	184,553
Commercial and industrial	—	—	—	—	64,815	64,815
Total consumer and other loans	2,430	962	6,040	9,432	239,936	249,368
Total loans	$82,526	$25,313	$62,834	$170,673	$11,739,049	$11,909,722
Net unamortized premiums and deferred loan origination costs						47,726
Loans receivable						11,957,448
Allowance for loan losses						(111,600)
Loans receivable, net						$11,845,848

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

The following tables set forth the changes in our allowance for loan losses by loan receivable segment for the periods indicated.

	For the Three Months Ended June 30, 2015
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at April 1, 2015	$43,481	$40,082	$17,118	$9,819	$110,500
Provision charged (credited) to operations	1,497	(1,663)	(1,728)	(1,073)	(2,967)
Charge-offs	(1,602)	(103)	—	(86)	(1,791)
Recoveries	1,170	478	—	110	1,758
Balance at June 30, 2015	$44,546	$38,794	$15,390	$8,770	$107,500

	For the Six Months Ended June 30, 2015
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at January 1, 2015	$46,283	$39,250	$17,242	$8,825	$111,600
Provision (credited) charged to operations	(354)	(1,407)	(1,710)	161	(3,310)
Charge-offs	(3,359)	(345)	(142)	(435)	(4,281)
Recoveries	1,976	1,296	—	219	3,491
Balance at June 30, 2015	$44,546	$38,794	$15,390	$8,770	$107,500

	For the Three Months Ended June 30, 2014
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at April 1, 2014	$74,717	$34,578	$14,698	$10,007	$134,000
Provision (credited) charged to operations	(9,132)	2,686	735	(31)	(5,742)
Charge-offs	(12,834)	(270)	—	(527)	(13,631)
Recoveries	3,801	81	—	91	3,973
Balance at June 30, 2014	$56,552	$37,075	$15,433	$9,540	$118,600

	For the Six Months Ended June 30, 2014
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at January 1, 2014	$80,337	$36,703	$13,136	$8,824	$139,000
Provision (credited) charged to operations	(12,608)	1,274	5,273	1,950	(4,111)
Charge-offs	(16,927)	(1,139)	(2,976)	(1,424)	(22,466)
Recoveries	5,750	237	—	190	6,177
Balance at June 30, 2014	$56,552	$37,075	$15,433	$9,540	$118,600

The following table sets forth the balances of our residential interest-only mortgage loans at June 30, 2015 by the period in which such loans are scheduled to enter their amortization period.

(In Thousands)	Recorded Investment
Amortization scheduled to begin in:
12 months or less	$559,500
13 to 24 months	377,632
25 to 36 months	188,770
Over 36 months	48,079
Total	$1,173,981

The following tables set forth the balances of our residential mortgage and consumer and other loan receivable segments by class and credit quality indicator at the dates indicated.

	At June 30, 2015
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity and Other Consumer	Commercial and Industrial
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing
Performing	$639,083	$4,768,043	$472,242	$436,652	$165,741	$71,354
Non-performing:
Current or past due less than 90 days	12,516	10,963	24,289	4,178	143	—
Past due 90 days or more	12,338	21,020	13,513	5,397	6,243	—
Total	$663,937	$4,800,026	$510,044	$446,227	$172,127	$71,354

	At December 31, 2014
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity and Other Consumer	Commercial and Industrial
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing
Performing	$826,155	$4,981,880	$568,424	$396,922	$178,513	$64,815
Non-performing:
Current or past due less than 90 days	16,525	7,458	26,295	4,888	—	—
Past due 90 days or more	11,502	14,355	16,289	2,843	6,040	—
Total	$854,182	$5,003,693	$611,008	$404,653	$184,553	$64,815

The following table sets forth the balances of our multi-family and commercial real estate mortgage loan receivable segments by credit quality indicator at the dates indicated.

	At June 30, 2015		At December 31, 2014
		Commercial Real Estate		Commercial Real Estate
(In Thousands)	Multi-Family		Multi-Family
Not criticized	$3,868,976	$811,729	$3,850,068	$817,404
Criticized:
Special mention	51,296	16,415	30,975	22,584
Substandard	23,444	32,199	31,264	32,664
Doubtful	740	1,094	746	1,113
Total	$3,944,456	$861,437	$3,913,053	$873,765

The following tables set forth the balances of our loans receivable and the related allowance for loan loss allocation by segment and by the impairment methodology followed in determining the allowance for loan losses at the dates indicated.

	At June 30, 2015
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Loans:
Individually evaluated for impairment	$190,952	$29,499	$16,982	$5,854	$243,287
Collectively evaluated for impairment	6,229,282	3,914,957	844,455	237,627	11,226,321
Total loans	$6,420,234	$3,944,456	$861,437	$243,481	$11,469,608
Allowance for loan losses:
Individually evaluated for impairment	$11,056	$999	$906	$4,334	$17,295
Collectively evaluated for impairment	33,490	37,795	14,484	4,436	90,205
Total allowance for loan losses	$44,546	$38,794	$15,390	$8,770	$107,500

	At December 31, 2014
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Loans:
Individually evaluated for impairment	$181,402	$42,611	$19,270	$5,153	$248,436
Collectively evaluated for impairment	6,692,134	3,870,442	854,495	244,215	11,661,286
Total loans	$6,873,536	$3,913,053	$873,765	$249,368	$11,909,722
Allowance for loan losses:
Individually evaluated for impairment	$10,304	$3,172	$2,446	$3,810	$19,732
Collectively evaluated for impairment	35,979	36,078	14,796	5,015	91,868
Total allowance for loan losses	$46,283	$39,250	$17,242	$8,825	$111,600

The following table summarizes information related to our impaired loans by segment and class at the dates indicated.

	At June 30, 2015				At December 31, 2014
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$49,005	$41,113	$(3,809)	$37,304	$55,352	$46,331	$(3,391)	$42,940
Full documentation amortizing	58,641	53,254	(2,025)	51,229	43,044	39,994	(1,425)	38,569
Reduced documentation interest-only	85,832	72,588	(4,521)	68,067	90,171	76,960	(4,661)	72,299
Reduced documentation amortizing	25,884	23,997	(701)	23,296	19,463	18,117	(827)	17,290
Multi-family	9,187	8,487	(999)	7,488	34,972	28,109	(3,172)	24,937
Commercial real estate	10,653	7,972	(906)	7,066	24,991	19,270	(2,446)	16,824
Consumer and other loans:
Home equity lines of credit	6,181	5,854	(4,334)	1,520	5,436	5,153	(3,810)	1,343
Without an allowance recorded:
Mortgage loans:
Multi-family	24,551	21,012	—	21,012	16,308	14,502	—	14,502
Commercial real estate	12,122	9,010	—	9,010	—	—	—	—
Total impaired loans	$282,056	$243,287	$(17,295)	$225,992	$289,737	$248,436	$(19,732)	$228,704

The following tables set forth the average recorded investment, interest income recognized and cash basis interest income related to our impaired loans by segment and class for the periods indicated.

	For the Three Months Ended June 30,
	2015			2014
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$42,150	$295	$291	$105,897	$618	$608
Full documentation amortizing	50,619	380	391	41,213	307	306
Reduced documentation interest-only	74,210	840	821	132,784	1,087	1,083
Reduced documentation amortizing	21,888	203	207	24,981	134	138
Multi-family	14,731	75	81	37,277	364	380
Commercial real estate	13,751	100	101	21,232	262	274
Consumer and other loans:
Home equity lines of credit	6,179	20	22	5,067	3	7
Without an allowance recorded:
Mortgage loans:
Residential:
Full documentation amortizing	—	—	—	913	—	—
Multi-family	17,014	138	138	11,782	136	137
Commercial real estate	4,505	266	266	—	—	—
Total impaired loans	$245,047	$2,317	$2,318	$381,146	$2,911	$2,933

	For the Six Months Ended June 30,
	2015			2014
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$43,544	$608	$614	$107,224	$1,222	$1,244
Full documentation amortizing	47,077	798	816	39,505	653	645
Reduced documentation interest-only	75,126	1,528	1,527	135,308	2,163	2,146
Reduced documentation amortizing	20,631	392	401	25,189	265	263
Multi-family	19,190	159	183	31,434	730	764
Commercial real estate	15,591	197	209	16,084	462	559
Consumer and other loans:
Home equity lines of credit	5,837	32	39	5,030	13	21
Without an allowance recorded:
Mortgage loans:
Residential:
Full documentation amortizing	—	—	—	609	—	—
Multi-family	16,177	534	534	18,785	274	275
Commercial real estate	3,003	277	275	4,755	—	—
Total impaired loans	$246,176	$4,525	$4,598	$383,923	$5,782	$5,917

The following tables set forth information about our mortgage loans receivable by segment and class at June 30, 2015 and 2014 which were modified in a troubled debt restructuring, or TDR, during the periods indicated.

	Modifications During the Three Months Ended June 30,
	2015			2014
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at June 30, 2015	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at June 30, 2014
Residential:
Full documentation interest-only	4	$1,315	$1,309	7	$2,940	$2,939
Full documentation amortizing	5	1,142	1,136	—	—	—
Reduced documentation interest-only	1	209	209	4	1,278	1,277
Reduced documentation amortizing	2	339	339	—	—	—
Multi-family	—	—	—	1	357	357
Commercial real estate	—	—	—	1	254	251
Total	12	$3,005	$2,993	13	$4,829	$4,824

	Modifications During the Six Months Ended June 30,
	2015			2014
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at June 30, 2015	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at June 30, 2014
Residential:
Full documentation interest-only	8	$3,350	$3,340	18	$7,797	$7,374
Full documentation amortizing	11	3,201	3,126	3	519	489
Reduced documentation interest-only	5	1,896	1,903	8	2,301	2,290
Reduced documentation amortizing	2	339	339	2	317	262
Multi-family	—	—	—	2	1,060	946
Commercial real estate	2	2,902	2,864	2	913	892
Total	28	$11,688	$11,572	35	$12,907	$12,253

The following tables set forth information about our mortgage loans receivable by segment and class at June 30, 2015 and 2014 which were modified in a TDR during the twelve month periods ended June 30, 2015 and 2014 and had a payment default subsequent to the modification during the periods indicated.

	For the Three Months Ended June 30,
	2015		2014
(Dollars In Thousands)	Number of Loans	Recorded Investment at June 30, 2015	Number of Loans	Recorded Investment at June 30, 2014
Residential:
Full documentation interest-only	4	$1,957	—	$—
Full documentation amortizing	1	387	2	447
Reduced documentation interest-only	4	1,967	1	579
Reduced documentation amortizing	—	—	1	93
Multi-family	2	1,036	—	—
Commercial real estate	—	—	1	1,569
Total	11	$5,347	5	$2,688

	For the Six Months Ended June 30,
	2015		2014
(Dollars In Thousands)	Number of Loans	Recorded Investment at June 30, 2015	Number of Loans	Recorded Investment at June 30, 2014
Residential:
Full documentation interest-only	4	$1,957	2	$399
Full documentation amortizing	2	845	2	447
Reduced documentation interest-only	4	1,967	3	889
Reduced documentation amortizing	—	—	1	93
Multi-family	2	1,036	—	—
Commercial real estate	—	—	1	1,569
Total	12	$5,805	9	$3,397

Included in loans receivable at June 30, 2015 are loans in the process of foreclosure collateralized by residential real estate property with a recorded investment of $37.8 million.

For additional information regarding our loans receivable and allowance for loan losses, see “Asset Quality” and “Critical Accounting Policies” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

4. Reverse Repurchase Agreements

Effective January 1, 2015, we adopted the guidance in Accounting Standards Update, or ASU, 2014-11, “Transfers and Servicing (Topic 860) — Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” which applies to all entities that enter into repurchase-to-maturity transactions or repurchase financings (reverse repurchase agreements or securities sold under agreements to repurchase).  The amendments in this update changed the accounting for repurchase-to-maturity transactions and linked repurchase financings (a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty) to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.  All of our repurchase agreements (reverse repurchase agreements) are accounted for as secured borrowings.  Therefore, our adoption of this guidance did not have an impact on our financial condition or results of operations. In addition, effective for interim periods beginning after March 15, 2015, the amendments in this update require an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements, which for us is not applicable as we have no such transfers. The amendments in this guidance also require, effective for interim periods beginning after March 15, 2015, the following disclosures to increase transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.

The following table details the remaining contractual maturities of our reverse repurchase agreements at June 30, 2015.

Year	Amount
	(In Thousands)
2018	$200,000	(1)
2019	600,000	(1)
2020	300,000	(2)
Total	$1,100,000

(1)	Callable in 2015.

(2)	Includes $100.0 million of borrowings which are callable in 2015, $100.0 million of borrowings which are callable in 2016 and $100.0 million of borrowings which are callable in 2017.

The outstanding reverse repurchase agreements at June 30, 2015 were fixed rate and collateralized by GSE securities, of which 83% were residential mortgage-backed securities and 17% were obligations of GSEs. Securities collateralizing these agreements are classified as encumbered securities in the consolidated statements of financial condition. The amount of excess collateral required is governed by each individual contract. The primary risk associated with these secured borrowings is the requirement to pledge a market value based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with our policies, eligible counterparties are defined and monitored to minimize our exposure.

5.  Earnings Per Common Share

The following table is a reconciliation of basic and diluted earnings per common share, or EPS.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands, Except Share Data)	2015	2014	2015	2014
Net income	$31,431	$22,300	$50,738	$53,849
Preferred stock dividends	(2,194)	(2,194)	(4,388)	(4,388)
Net income available to common shareholders	29,237	20,106	46,350	49,461
Income allocated to participating securities	(295)	(232)	(394)	(552)
Net income allocated to common shareholders	$28,942	$19,874	$45,956	$48,909

Basic weighted average common shares outstanding	99,664,442	98,275,886	99,459,376	98,191,434
Dilutive effect of stock options and restricted stock units (1) (2)	—	—	—	—
Diluted weighted average common shares outstanding	99,664,442	98,275,886	99,459,376	98,191,434

Basic EPS	$0.29	$0.20	$0.46	$0.50
Diluted EPS	$0.29	$0.20	$0.46	$0.50

(1)
Excludes options to purchase 12,000 shares of common stock which were outstanding during the three months ended June 30, 2015; options to purchase 1,011,219 shares of common stock which were outstanding during the three months ended June 30, 2014; options to purchase 16,334 shares of common stock which were outstanding during the six months ended June 30, 2015; and options to purchase 1,030,651 shares of common stock which were outstanding during the six months ended June 30, 2014 because their inclusion would be anti-dilutive.

(2)
Excludes 1,029,336 unvested restricted stock units which were outstanding during the three months ended June 30, 2015; 803,318 unvested restricted stock units which were outstanding during the three months ended June 30, 2014; 896,425 unvested restricted stock units which were outstanding during the six months ended June 30, 2015; and 731,973 unvested restricted stock units which were outstanding during the six months ended June 30, 2014 because the performance conditions have not been satisfied.

6.  Other Comprehensive Income/Loss

The following tables set forth the components of accumulated other comprehensive loss, net of related tax effects, at the dates indicated and the changes during the three and six months ended June 30, 2015 and 2014.

(In Thousands)	At March 31, 2015	Other Comprehensive (Loss) Income	At June 30, 2015
Net unrealized gain on securities available-for-sale	$6,679	$(2,791)	$3,888
Net actuarial loss on pension plans and other postretirement benefits	(67,007)	417	(66,590)
Prior service cost on pension plans and other postretirement benefits	(3,132)	27	(3,105)
Accumulated other comprehensive loss	$(63,460)	$(2,347)	$(65,807)

(In Thousands)	At December 31, 2014	Other Comprehensive (Loss) Income	At June 30, 2015
Net unrealized gain on securities available-for-sale	$4,686	$(798)	$3,888
Net actuarial loss on pension plans and other postretirement benefits	(67,476)	886	(66,590)
Prior service cost on pension plans and other postretirement benefits	(3,161)	56	(3,105)
Accumulated other comprehensive loss	$(65,951)	$144	$(65,807)

(In Thousands)	At March 31, 2014	Other Comprehensive Income	At June 30, 2014
Net unrealized (loss) gain on securities available-for-sale	$(1,373)	$4,699	$3,326
Net actuarial loss on pension plans and other postretirement benefits	(30,465)	161	(30,304)
Prior service cost on pension plans and other postretirement benefits	(3,254)	31	(3,223)
Accumulated other comprehensive loss	$(35,092)	$4,891	$(30,201)

(In Thousands)	At December 31, 2013	Other Comprehensive Income	At June 30, 2014
Net unrealized (loss) gain on securities available-for-sale	$(4,366)	$7,692	$3,326
Net actuarial loss on pension plans and other postretirement benefits	(30,600)	296	(30,304)
Prior service cost on pension plans and other postretirement benefits	(3,284)	61	(3,223)
Accumulated other comprehensive loss	$(38,250)	$8,049	$(30,201)

The following tables set forth the components of other comprehensive (loss) income for the periods indicated.

	For the Three Months Ended June 30, 2015
(In Thousands)	Before Tax Amount	Income Tax Expense	After Tax Amount
Net unrealized loss on securities available-for-sale:
Net unrealized holding loss on securities arising during the period	$(4,491)	$1,743	$(2,748)
Reclassification adjustment for gain on sales of securities included in net income	(72)	29	(43)
Net unrealized loss on securities available-for-sale	$(4,563)	$1,772	$(2,791)
Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	729	(312)	417
Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	48	(21)	27
Other comprehensive loss	$(3,786)	$1,439	$(2,347)

	For the Six Months Ended June 30, 2015
(In Thousands)	Before Tax Amount	Income Tax Expense	After Tax Amount
Net unrealized loss on securities available-for-sale:
Net unrealized holding loss on securities arising during the period	$(1,268)	$513	$(755)
Reclassification adjustment for gain on sales of securities included in net income	(72)	29	(43)
Net unrealized loss on securities available-for-sale	$(1,340)	$542	$(798)
Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	1,486	(600)	886
Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	95	(39)	56
Other comprehensive income	$241	$(97)	$144

	For the Three Months Ended June 30, 2014
(In Thousands)	Before Tax Amount	Income Tax Expense	After Tax Amount
Net unrealized holding gain on securities available-for-sale arising during the period	$7,263	$(2,564)	$4,699
Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	249	(88)	161
Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	48	(17)	31
Other comprehensive income	$7,560	$(2,669)	$4,891

	For the Six Months Ended June 30, 2014
(In Thousands)	Before Tax Amount	Income Tax Expense	After Tax Amount
Net unrealized holding gain on securities available-for-sale arising during the period	$11,891	$(4,199)	$7,692
Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	457	(161)	296
Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	95	(34)	61
Other comprehensive income	$12,443	$(4,394)	$8,049

The following tables set forth information about amounts reclassified from accumulated other comprehensive loss to, and the affected line items in, the consolidated statements of income for the periods indicated.

	For the Three Months Ended June 30,		Income Statement Line Item
(In Thousands)	2015	2014
Reclassification adjustment for gain on sales of securities	$72	$—	Gain on sales of securities
Reclassification adjustment for net actuarial loss (1)	(729)	(249)	Compensation and benefits
Reclassification adjustment for prior service cost (1)	(48)	(48)	Compensation and benefits
Total reclassifications, before tax	(705)	(297)
Income tax effect	304	105	Income tax expense
Total reclassifications, net of tax	$(401)	$(192)	Net income

	For the Six Months Ended June 30,		Income Statement Line Item
(In Thousands)	2015	2014
Reclassification adjustment for gain on sales of securities	$72	$—	Gain on sales of securities
Reclassification adjustment for net actuarial loss (1)	(1,486)	(457)	Compensation and benefits
Reclassification adjustment for prior service cost (1)	(95)	(95)	Compensation and benefits
Total reclassifications, before tax	(1,509)	(552)
Income tax effect	610	195	Income tax expense
Total reclassifications, net of tax	$(899)	$(357)	Net income

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

	Pension Benefits		Other Postretirement Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Service cost	$—	$—	$596	$402
Interest cost	2,455	2,592	226	243
Expected return on plan assets	(3,634)	(3,709)	—	—
Recognized net actuarial loss (gain)	729	342	—	(93)
Amortization of prior service cost	48	48	—	—
Net periodic (benefit) cost	$(402)	$(727)	$822	$552

	Pension Benefits		Other Postretirement Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Service cost	$—	$—	$1,065	$621
Interest cost	4,965	5,225	502	465
Expected return on plan assets	(7,267)	(7,422)	—	—
Recognized net actuarial loss (gain)	1,486	701	—	(244)
Amortization of prior service cost	95	95	—	—
Net periodic (benefit) cost	$(721)	$(1,401)	$1,567	$842
8.  Stock Incentive Plans

During the six months ended June 30, 2015, 400,320 shares of restricted common stock were granted to select officers under the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2014 Employee Stock Plan, of which 397,890 shares remain outstanding at June 30, 2015 and substantially all of which vest one-third per year on or about December 14, beginning December 2015.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2014 Employee Stock Plan, all restricted common stock granted pursuant to such plan immediately vests.  Also, during the six months ended

June 30, 2015, 409,800 performance-based restricted stock units were granted to select officers under the 2014 Employee Stock Plan, of which 407,200 units remain outstanding at June 30, 2015.  Each restricted stock unit granted represents a right, under the 2014 Employee Stock Plan, to receive one share of our common stock in the future, subject to meeting certain criteria.  The restricted stock units have specified performance objectives within a specified performance measurement period and no voting or dividend rights prior to vesting and delivery of shares.  The performance measurement period for these restricted stock units is the fiscal year ending December 31, 2017 and the vest date is February 1, 2018.  Shares will be issued on the vest date at a specified percentage of units granted, ranging from 0% to 125%, based on actual performance during the performance measurement period.  However, in the event of a change in control prior to the end of the performance measurement period, the restricted stock units will vest on the change in control date and shares will be issued at 100% of units granted.  Absent a change in control, if a grantee’s employment terminates prior to the end of the performance measurement period all restricted stock units will be forfeited.  In the event a grantee’s employment terminates during the period on or after the end of the performance measurement period through the vest date due to death, disability, retirement or a change in control, the grantee will remain entitled to the shares otherwise earned.

During the six months ended June 30, 2015, 26,232 shares of restricted common stock were granted to directors under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, of which 21,860 remain outstanding at June 30, 2015 and vest 100% in February 2018, although awards immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.

The following table summarizes restricted common stock and performance-based restricted stock unit activity in our stock incentive plans for the six months ended June 30, 2015.

	Restricted Common Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	752,701	$11.90	776,500	$10.66
Granted	426,552	13.04	409,800	12.64
Vested	(4,000)	(8.95)	—	—
Forfeited	(50,294)	(11.59)	(46,900)	(10.92)
Unvested at June 30, 2015	1,124,959	12.36	1,139,400	11.36

Stock-based compensation expense is recognized on a straight-line basis over the vesting period and totaled $1.3 million, net of taxes of $1.0 million, for the three months ended June 30, 2015 and $2.3 million, net of taxes of $1.6 million, for the six months ended June 30, 2015.  Stock-based compensation expense totaled $1.4 million, net of taxes of $790,000, for the three months ended June 30, 2014 and $2.8 million, net of taxes of $1.5 million, for the six months ended June 30, 2014. At June 30, 2015, pre-tax compensation cost related to all nonvested awards of restricted common stock and restricted stock units not yet recognized totaled $14.3 million and will be recognized over a weighted average period of approximately 1.9 years, which excludes $4.3 million of pre-tax compensation cost related to 65,000 shares of performance-based restricted common stock and 297,050 performance-based restricted stock units, for which compensation cost will begin to be recognized when the achievement of the performance conditions becomes probable.

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

Our investment in affordable housing limited partnerships, reflected in other assets in the consolidated statements of financial condition, totaled $17.7 million at June 30, 2015 and $18.3 million at December 31, 2014. Our funding obligation related to such investments, reflected in other liabilities in the consolidated statements of financial condition, totaled $14.0 million at June 30, 2015 and $15.0 million at December 31, 2014. Funding installments are due on an "as needed" basis, currently projected over the next four years, the timing of which cannot be estimated.

Expense related to our investments in affordable housing limited partnerships, included in other non-interest expense in the consolidated statements of income, totaled $299,000 for the three months ended June 30, 2015 and $376,000 for the three months ended June 30, 2014. Such expenses totaled $556,000 for the six months ended June 30, 2015 and $752,000 for the six months ended June 30, 2014. Affordable housing tax credits and other tax benefits recognized as a component of income tax expense in the consolidated statements of income totaled $348,000 for the three months ended June 30, 2015 and $551,000 for the three months ended June 30, 2014. Such tax credits and other tax benefits totaled $706,000 for the six months ended June 30, 2015 and $1.1 million for the six months ended June 30, 2014.

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

At June 30, 2015, the capital levels of both Astoria Financial Corporation and Astoria Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The following table sets forth information regarding the regulatory capital requirements applicable to Astoria Financial Corporation and Astoria Bank at June 30, 2015.

	Actual		Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Astoria Financial Corporation:
Tier 1 leverage	$1,493,488	9.83%	$607,703	4.00%	$759,629	5.00%
Common equity tier 1 risk-based	1,373,101	15.59	396,238	4.50	572,344	6.50
Tier 1 risk-based	1,493,488	16.96	528,318	6.00	704,424	8.00
Total risk-based	1,602,063	18.19	704,424	8.00	880,530	10.00

Astoria Bank:
Tier 1 leverage	$1,654,366	10.95%	$604,495	4.00%	$755,619	5.00%
Common equity tier 1 risk-based	1,654,366	18.83	395,447	4.50	571,201	6.50
Tier 1 risk-based	1,654,366	18.83	527,263	6.00	703,017	8.00
Total risk-based	1,762,941	20.06	703,017	8.00	878,771	10.00

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

	Carrying Value at June 30, 2015
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$316,400	$—	$316,400
Non-GSE issuance REMICs and CMOs	4,006	—	4,006
GSE pass-through certificates	12,309	—	12,309
Obligations of GSEs	96,028	—	96,028
Fannie Mae stock	2	2	—
Total securities available-for-sale	$428,745	$2	$428,743

	Carrying Value at December 31, 2014
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$268,998	$—	$268,998
Non-GSE issuance REMICs and CMOs	5,104	—	5,104
GSE pass-through certificates	13,557	—	13,557
Obligations of GSEs	96,698	—	96,698
Fannie Mae stock	2	2	—
Total securities available-for-sale	$384,359	$2	$384,357

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

Residential mortgage-backed securities
Residential mortgage-backed securities comprised 78% of our securities available-for-sale portfolio at June 30, 2015 and 75% at December 31, 2014.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  GSE securities, for which an active market exists for similar securities making observable inputs readily available, comprised 99% of our available-for-sale residential mortgage-backed securities portfolio at June 30, 2015 and 98% at December 31, 2014.

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

Obligations of GSEs
Obligations of GSEs comprised 22% of our securities available-for-sale portfolio at June 30, 2015 and 25% at December 31, 2014 and consisted of debt securities issued by GSEs.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service gathers information from market sources, including new issue and secondary markets, and integrates relative credit information, observed market movements and sector news into their pricing applications and models.  Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

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

	Carrying Value
(In Thousands)	At June 30, 2015	At December 31, 2014
Non-performing loans held-for-sale, net	$150	$153
Impaired loans	141,775	140,663
MSR, net	11,463	11,401
REO, net	15,300	19,375
Total	$168,688	$171,592

The following table provides information regarding the gains (losses) recognized on our assets measured at fair value on a non-recurring basis for the periods indicated.

	For the Six Months Ended June 30,
(In Thousands)	2015	2014
Non-performing loans held-for-sale, net (1)	$—	$(8,806)
Impaired loans (2)	(3,442)	(2,220)
MSR, net (3)	616	(123)
REO, net (4)	(60)	(1,888)
Total	$(2,886)	$(13,037)

(1)
Losses are charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to held-for-sale. Losses subsequent to the transfer of a loan to held-for-sale are charged to other non-interest income.

(2)	Losses are charged against the allowance for loan losses.

(3)	Gains (losses) are credited/charged to mortgage banking income, net.

(4)
Gains (losses) are credited/charged to the allowance for loan losses in the case of an estimated fair value adjustment upon the transfer of a loan to REO. Losses subsequent to the transfer of a loan to REO are charged to REO expense which is a component of other non-interest expense.

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Loans held-for-sale, net (non-performing loans held-for-sale)
Included in loans held-for-sale, net, are non-performing loans held-for-sale for which fair values are estimated through either preliminary bids from potential purchasers of the loans or the estimated fair value of the underlying collateral discounted for factors necessary to solicit acceptable bids, and adjusted as necessary based on management’s experience with sales of similar types of loans and, as such, are classified as Level 3.  At June 30, 2015 and December 31, 2014, we held-for-sale one non-performing loan, which was a multi-family mortgage loan.

Loans receivable, net (impaired loans)
Loans which meet certain criteria are evaluated individually for impairment.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans were comprised of 79% residential mortgage loans, 19% multi-family and commercial real estate mortgage loans and 2% home equity lines of credit at June 30, 2015 and 73% residential mortgage loans, 25% multi-family and commercial real estate mortgage loans and 2% home equity lines of credit at December 31, 2014.  Impaired loans for which a fair value adjustment was recognized were comprised of 75% residential mortgage loans, 24% multi-family and commercial real estate mortgage loans and 1% home equity lines of credit at June 30, 2015 and 69% residential mortgage loans, 30% multi-family and commercial real estate mortgage loans and 1% home equity lines of credit at December 31, 2014.  Our impaired loans are generally collateral dependent and, as such, are generally carried at the estimated fair value of the underlying collateral less estimated selling costs.

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

MSR, net
The right to service loans for others is generally obtained through the sale of residential mortgage loans with servicing retained.  MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At June 30, 2015, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.49%, a weighted average constant prepayment rate on mortgages of 11.76% and a weighted average life of 6.0 years.  At December 31, 2014, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.48%, a weighted average constant prepayment rate on mortgages of 12.35% and a weighted average life of 5.7 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

REO, net
REO represents real estate acquired through foreclosure or by deed in lieu of foreclosure. At June 30, 2015, REO totaled $23.4 million, including residential properties with a carrying value of $21.4 million. At December 31, 2014, REO totaled $35.7 million, including residential properties with a carrying value of $33.7 million. REO is generally initially recorded at estimated fair value less estimated selling costs.  Thereafter, we maintain a valuation allowance representing decreases in the properties' estimated fair value. The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

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

	At June 30, 2015
	Carrying Value	Estimated Fair Value
(In Thousands)		Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,156,882	$2,152,091	$2,152,091	$—
FHLB-NY stock	138,384	138,384	138,384	—
Loans held-for-sale, net (1)	8,318	8,354	—	8,354
Loans receivable, net (1)	11,406,556	11,466,373	—	11,466,373
MSR, net (1)	11,463	11,466	—	11,466
Financial Liabilities:
Deposits	9,227,770	9,253,520	9,253,520	—
Borrowings, net	4,058,957	4,264,239	4,264,239	—

	At December 31, 2014
	Carrying Value	Estimated Fair Value
(In Thousands)		Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,133,804	$2,131,371	$2,131,371	$—
FHLB-NY stock	140,754	140,754	140,754	—
Loans held-for-sale, net (1)	7,640	7,955	—	7,955
Loans receivable, net (1)	11,845,848	11,967,608	—	11,967,608
MSR, net (1)	11,401	11,406	—	11,406
Financial Liabilities:
Deposits	9,504,909	9,534,918	9,534,918	—
Borrowings, net	4,187,691	4,395,604	4,395,604	—

_______________________________________________________

(1)	Includes assets measured at fair value on a non-recurring basis.

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

Loans held-for-sale, net
Included in loans held-for-sale, net, are 15 and 30 year fixed rate residential mortgage loans originated for sale that conform to GSE guidelines (conforming loans) for which fair values are estimated using market reference rates and spreads, credit spread adjustments, discounted cash flow analysis, benchmark pricing and option based pricing, as appropriate.

Loans receivable, net
Fair values of loans are estimated using market reference rates and spreads, credit spread adjustments, discounted cash flow analysis, benchmark pricing and option based pricing, as appropriate.

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

Deposits
The fair values of deposits with no stated maturity, such as savings, money market and NOW and demand deposit (checking) accounts, are equal to the amount payable on demand.  The fair values of certificates of deposit are based on discounted contractual cash flows using the weighted average remaining life of the portfolio discounted by the corresponding Swap Curve.

Borrowings, net
The fair values of borrowings are based upon an industry standard option adjusted spread, or OAS, model. This OAS model is calibrated to available counter party dealers' market quotes, as necessary.

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

City of New York Notice of Determination
By “Notice of Determination” dated September 14, 2010 and August 26, 2011, or the 2010 and 2011 Notices, the City of New York notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies related to our operation of Fidata Service Corp., or Fidata, and Astoria Federal Mortgage Corp., or AF Mortgage, subsidiaries of Astoria Bank.  We disagree with the assertion of the tax deficiencies.  Hearings in this matter, or the 2006-08 Tax Matter, were held before the New York City Tax Appeals Tribunal, or the NYC Tax Appeals Tribunal, in March and April 2013. On October 29, 2014, the NYC Tax Appeals Tribunal issued a decision favorable to us canceling the 2010 and 2011 Notices. The City of New York appealed the decision of the NYC Tax Appeals Tribunal. The parties have prepared and submitted briefs to the NYC Tax Appeals Tribunal and are awaiting the scheduling of a hearing date for the appeal. At this time, management believes it is more likely than not that we will succeed in defending against the City of New York’s appeal. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at June 30, 2015 with respect to this matter.

By “Notice of Determination” dated November 19, 2014, or the 2014 Notice, the City of New York notified us of an alleged tax deficiency in the amount of $6.1 million, including interest and penalties, related to our 2009 and 2010 tax years. This deficiency related to our operation of Fidata and AF Mortgage and the basis of the 2014 Notice is substantially the same as that of the 2010 and 2011 Notices. We disagree with the assertion of the tax deficiency and we filed a Petition for Hearing with the City of New York on February 13, 2015 to oppose the 2014 Notice. By notice dated June 4, 2015, the NYC Tax Appeals Tribunal informed the parties that these proceedings have been adjourned pending the resolution of the 2006-08 Tax Matter, the outcome of which may be determinative of some or all of the issues in this matter. At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position asserted in the 2014 Notice. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at June 30, 2015 with respect to this matter.

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

In April 2015, the FASB issued ASU 2015-03, “Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. Therefore this guidance will not have an impact on our financial condition or results of operations. The amendments in ASU 2015-03 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and must be adopted on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. At June 30, 2015 and December 31, 2014, our debt issuance costs are presented as a direct reduction from the carrying amount of that debt liability in the consolidated statements of financial condition.

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

Forward-looking statements are based on various assumptions and analyses made by us in light of our management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  These factors include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond our control;

•	increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment;

•	changes in deposit flows, loan demand or collateral values;

•	changes in accounting principles, policies or guidelines;

•	changes in general economic conditions, either nationally or locally in some or all areas in which we do business, or conditions in the real estate or securities markets or the banking industry;

•	legislative or regulatory changes, including the implementation of the Reform Act and any actions regarding foreclosures;

•
enhanced supervision and examination by the Office of the Comptroller of the Currency, or OCC, the Board of Governors of the Federal Reserve System, or the FRB, and the Consumer Financial Protection Bureau;

•	effects of changes in existing U.S. government or government-sponsored mortgage programs;

•	our ability to successfully implement technological changes;

•	our ability to successfully consummate new business initiatives;

•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future; or

•	our ability to implement enhanced risk management policies, procedures and controls commensurate with shifts in our business strategies and regulatory expectations.

We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Executive Summary

The following overview should be read in conjunction with our MD&A in its entirety.

Astoria Financial Corporation is a Delaware corporation organized as the unitary savings and loan holding company of Astoria Bank.  As the premier Long Island community bank, Astoria Bank offers a wide range of financial services and solutions designed to meet customers’ personal, family and business banking needs.  Our goals are to enhance shareholder value while continuing to strengthen and expand our position as a more fully diversified, full service community bank. We focus on growing our core businesses of mortgage portfolio lending and deposit gathering while maintaining strong asset quality and controlling operating expenses.  We continue to implement our strategies to diversify earning assets and to increase low cost savings, money market and NOW and demand deposit (checking) accounts, or core deposits.  These strategies include a greater level of participation in the local multi-family and commercial real estate mortgage lending markets and expanding our array of business banking products and services, focusing on small and middle market businesses with an emphasis on attracting clients from larger competitors.  Our physical presence consists presently of our branch network of 87 locations plus our dedicated business banking office in midtown Manhattan. We continue to explore opportunities to selectively expand into other prime locations in Manhattan and on Long Island from which to better serve and build our business banking relationships. We expect to open our 88th branch in Long Island City, New York before the end of 2015.

We are impacted by both national and regional economic factors, with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut. Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging. Interest rates have been at or near historical lows and we expect them to remain low for the near term. Long-term interest rates declined during 2014 and the first quarter of 2015, while rising later in the second quarter of 2015, with the ten-year U.S. Treasury rate decreasing from 2.17% at the end of December 2014 to 1.92% at the end of March 2015 and increasing to 2.35% at the end of June 2015. The national unemployment rate has decreased to 5.3% for June 2015 from 5.6% for December 2014 and 5.5% for March 2015, and new job growth in 2015 has continued its slow pace. We believe market conditions generally remain favorable in the New York metropolitan area with respect to our multi-family mortgage loan origination activities, though some competitor institutions in this market have offered rates and/or product terms at levels which we have chosen not to offer.

Net income available to common shareholders for the three months ended June 30, 2015 increased compared to the three months ended June 30, 2014. This increase was primarily attributable to an $11.4 million reduction in income tax expense reflecting the impact of tax legislation enacted during the 2015 second quarter, primarily related to New York City taxation. Net income available to common shareholders for the six months ended June 30, 2015 decreased compared to the six months ended June 30, 2014. A decline in pre-tax income for the three and six months ended June 30, 2015, compared to the 2014 periods, reflected decreases in net interest income and the provision for loan losses credited to operations and an increase in non-interest expenses, partially offset by an increase in non-interest income.

Net interest income for the three and six months ended June 30, 2015 decreased compared to the 2014 periods, reflecting a decline in interest income which was partially offset by a decline in interest expense. The decrease in interest income for the 2015 second quarter and the six months ended June 30, 2015, compared to the comparable 2014 periods, reflected a significant decline in the average balance of our residential mortgage loan portfolio as well as a decline in the average yield on mortgage loans, partially offset by increases in the average balances of multi-family and commercial real estate mortgage loans and mortgage-backed and other securities. The decrease in interest expense compared to the same periods a year ago was primarily due to a decline in the average balance and average rate of our certificates of deposit, coupled with a decrease in the average cost of borrowings, reflecting in part the restructuring of borrowings primarily in the 2014 fourth quarter.

The provision for loan losses credited to operations for the three months ended June 30, 2015 totaled $3.0 million compared to a provision for loan losses credited to operations of $5.7 million for the three months ended June 30, 2014. In the second quarter of 2014, we designated the majority of our non-performing residential mortgage loans at that time as held-for-sale and marked them to market, based upon prices indicated. As a result, previously established reserves in the amount of $5.7 million applicable to these loans were released and credited to operations. For the six months, the provision for loans losses credited to operations was $3.3 million in 2015 compared to $4.1 million in 2014. The allowance for loan losses totaled $107.5 million at June 30, 2015, compared to $111.6 million at December 31, 2014. The reduction in the allowance for loan losses at June 30, 2015 compared to December 31, 2014, and the provision credited to operations for the three and six months ended June 30, 2015, reflects the results of our quarterly reviews of the adequacy of the allowance for loan losses. Changes in the composition and size of our loan portfolio have resulted in reduced reserve needs in the 2015 periods. We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the levels of delinquent and non-performing loans and continued improvement in our loan loss experience, as well as the improved asset quality in our loan portfolio as a result of reductions in the balances of certain loan classes we believe bear higher risk, the high quality of our loan originations and the contraction of the overall loan portfolio.

Non-interest income increased for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, primarily due to higher mortgage banking income, net, partially offset by lower customer service fees. Non-interest expense was essentially unchanged for the 2015 second quarter and six month periods compared to the 2014 periods as increases in compensation and benefits expense, occupancy expense, and advertising expense, were substantially offset by decreases in federal deposit insurance premium expense and other non-interest expense, primarily foreclosure and REO related expenses.

Total assets declined during the six months ended June 30, 2015 reflecting a decrease in residential mortgage loans, partially offset by growth in our multi-family and commercial real estate mortgage loan portfolio, which represented 42% of our total loan portfolio at June 30, 2015. During the first half of 2015, our multi-family and commercial real estate mortgage loan portfolio grew at a slower pace than had previously been experienced as we maintained our disciplined approach to lending. Our residential mortgage loan portfolio continued to decline in the 2015 second quarter, reflecting an excess of mortgage loan repayments over originations and purchases. We remain focused on the strategic shift in our balance sheet.

While total deposits declined during the six months ended June 30, 2015 as a result of a decline in certificates of deposit, core deposits, particularly checking accounts, increased during the 2015 period. At June 30, 2015, core deposits represented 75% of total deposits, up from 72% at December 31, 2014. Total deposits included $980.9 million of business deposits at June 30, 2015, up $50.4 million from December 31, 2014, substantially all of which were core deposits. We expect that the continued growth of our business banking operations should allow us to continue to grow our low cost core deposits.

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business has changed significantly in recent years. The Final Capital Rules approved by the Agencies in 2013 subjected many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements effective January 1, 2015. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, revised the calculation of risk-weighted assets to enhance their risk sensitivity and added a requirement to maintain a minimum Conservation Buffer. The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for Astoria Financial Corporation and Astoria Bank on January 1, 2015. The required minimum Conservation Buffer will be phased in incrementally starting on January 1, 2016. At June 30, 2015, the capital levels of both Astoria Financial Corporation and Astoria Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.

We look forward to continuing to strengthen and expand our position as a more fully diversified, full service community bank. Despite the current low interest rate environment, we continued to see positive results from the strategic shift in our balance sheet in the 2015 second quarter, such as the increase in both consumer and business core deposits. We have maintained our disciplined approach to lending in this low interest rate, low spread environment, and expect to see growth in our multi-family and commercial real estate mortgage loan portfolio for the balance of 2015.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of our 2014 Annual Report on Form 10-K, as supplemented by our March 31, 2015 Quarterly Report on Form 10-Q and this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR, judgments regarding goodwill and securities impairment and the estimates related to income taxes and our pension plans and other postretirement benefits are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions and estimates about highly uncertain matters.  Actual results may differ from our assumptions, estimates and judgments.  The use of different assumptions, estimates and judgments could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section of our 2014 Annual Report on Form 10-K.

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

Our Asset Review Department employs a risk based loan review approach for multi-family and commercial real estate mortgage loans and commercial and industrial loans with balances of $250,000 or greater. Under this approach, individual loans are selected by a combination of individual loan reviews, targeted loan reviews, concentration of credit reviews and reviews of loans to one borrower to achieve, at a minimum on an annual basis, a review coverage rate of the outstanding principal balance of 30% for the multi-family mortgage loan portfolio, 40% for the commercial real estate mortgage loan portfolio and 60% for the commercial and industrial loan portfolio. Further, multi-family and commercial real estate portfolio management personnel also perform annual reviews for certain multi-family and commercial real estate mortgage loans and recommend further review by our Credit and Asset Review Departments, as appropriate. The residential mortgage loan portfolio, home equity and other consumer loan portfolio and commercial and industrial loans with balances of less than $250,000 are reviewed collectively by delinquency and net loss trends.

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

Based on our evaluation of the composition and size of our loan portfolio, the levels and composition of delinquent and non-performing loans, our loss history, the housing and real estate markets and the current economic environment, we determined that an allowance for loan losses of $107.5 million was appropriate at June 30, 2015, compared to $110.5 million at March 31, 2015 and $111.6 million at December 31, 2014. The provision for loan losses credited to operations totaled $3.3 million for the six months ended June 30, 2015.

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

For additional information regarding our allowance for loan losses, see “Provision for Loan Losses Credited to Operations” and “Asset Quality” in this document and Part II, Item 7, “MD&A,” in our 2014 Annual Report on Form 10-K.

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

At June 30, 2015, our MSR had a carrying value of $11.5 million, net of a valuation allowance of $2.1 million, which approximated the estimated fair value based on expected future cash flows considering a weighted average discount rate of 9.49%, a weighted average constant prepayment rate on mortgages of 11.76% and a weighted average life of 6.0 years. At December 31, 2014, our MSR had a carrying value of $11.4 million, net of a valuation allowance of $2.7 million, which approximated the estimated fair value based on expected future cash flows considering a weighted average discount rate of 9.48%, a weighted average constant prepayment rate on mortgages of 12.35% and a weighted average life of 5.7 years.

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

At June 30, 2015, the carrying amount of our goodwill totaled $185.2 million. As of September 30, 2014, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

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

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer. GSE issuance mortgage-backed securities comprised 88% of our securities portfolio at June 30, 2015. Non-GSE issuance mortgage-backed securities at June 30, 2015 comprised less than 1% of our securities portfolio and had an amortized cost of $4.3 million, with 93% classified as available-for-sale and 7% classified as held-to-maturity. Our non-GSE issuance securities are primarily investment grade securities and have performed similarly to our GSE issuance securities. Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices. The balance of our securities portfolio is primarily comprised of debt securities issued by GSEs.

The fair value of our securities portfolio is primarily impacted by changes in interest rates. We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to not sell the securities. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes. At June 30, 2015, we held 94 securities with an estimated fair value totaling $1.32 billion which had an unrealized loss totaling $26.5 million. Of the securities in an unrealized loss position at June 30, 2015, $529.5 million, with an unrealized loss of $18.1 million, had been in a continuous unrealized loss position for 12 months or longer. At June 30, 2015, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

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

Our income tax expense consists of income taxes that are currently payable and deferred income taxes. We also maintain a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty and evaluate each of our tax positions and strategies to determine whether the reserve continues to be appropriate. Accruals of interest and penalties related to unrecognized tax benefits are recognized in income tax expense. Our current income tax expense approximates taxes to be paid or refunded for the current period. Our deferred income tax expense results from changes in our deferred tax assets and liabilities between periods. Deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and net operating loss carryforwards. We assess our deferred tax assets and establish a valuation allowance if realization of a deferred tax asset is not considered to be more likely than not. We evaluate the recoverability of these future tax deductions by assessing the adequacy of expected taxable income from all sources, including taxable income in carryback years, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of taxable income rely heavily on estimates and we use our historical experience and our short- and long-range business forecasts in making such estimates. We have recorded deferred tax assets, net of deferred tax liabilities and valuation allowances, of $112.9 million at June 30, 2015, compared to $100.4 million at March 31, 2015 and $103.5 million at December 31, 2014. We believe that our historical and future results of operations, and tax planning strategies which could be employed, will more likely than not generate sufficient taxable income to enable us to realize our net deferred tax assets. If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we would adjust our valuation allowances in the period that our change in judgment occurs and record a corresponding increase or charge to income.

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

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. Principal payments on loans and securities increased to $1.58 billion for the six months ended June 30, 2015, compared to $1.12 billion for the six months ended June 30, 2014, primarily reflecting an increase in mortgage loan prepayments as longer-term interest rates moved lower for a significant portion of the first half of 2015.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $48.5 million for the six months ended June 30, 2015 and $74.5 million for the six months ended June 30, 2014. Deposits decreased $277.1 million during the six months ended June 30, 2015 and $195.9 million during the six months ended June 30, 2014, due to decreases in certificates of deposit, partially offset by increases in core deposits. During the six months ended June 30, 2015 and 2014, we continued to allow high cost certificates of deposit to run off. Total deposits included business deposits of $980.9 million at June 30, 2015, substantially all of which are core deposits, an increase of $50.4 million since December 31, 2014, reflecting our continued focus on our business banking operations, a component of the strategic shift in our balance sheet. At June 30, 2015, core deposits represented 75% of total deposits, up from 72% at December 31, 2014. This reflects our efforts to reposition the liability mix of our balance sheet, reducing high cost certificates of deposit and increasing low cost core deposits. Net borrowings decreased $128.7 million during the six months ended June 30, 2015 and increased $63.3 million during the six months ended June 30, 2014. The decrease in net borrowings for the six months ended June 30, 2015 reflects decreases in both federal funds purchased and FHLB-NY advances. The increase in net borrowings during the six months ended June 30, 2014 was primarily due to an increase in federal funds purchased.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities. Gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2015 totaled $815.3 million, of which $452.7 million were multi-family and commercial real estate mortgage loan originations, $246.3 million were residential mortgage loan originations and $116.3 million were purchases of individual residential mortgage loans through our third party loan origination program. This compares to gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2014 totaling $753.0 million, of which $571.5 million were multi-family and commercial real estate mortgage loan originations, $109.9 million were residential mortgage loan originations and $71.6 million were residential mortgage loan purchases. Given the low interest rate environment, and consistent with our strategy to diversify our earning assets, we have focused on multi-family and commercial real estate mortgage lending and our business banking operations, with reduced emphasis on the origination and purchase of residential mortgage loans. Although residential mortgage loan originations and purchases increased during the first half of 2015, as refinance activity increased with the decline in longer-term interest rates in the 2015 first quarter and into the 2015 second quarter, they did not keep pace with the level of repayments during the same period. Multi-family and commercial real estate mortgage loan originations declined for the six months ended June 30, 2015 compared to the six months ended 2014 despite our continued commitment to grow these portfolios, as we maintained our disciplined approach in this challenging lending environment, while some competitor institutions offered rates and/or product terms at levels which we have chosen not to offer and which we believe do not fit our current risk tolerance. Purchases of securities totaled $360.7 million during the six months ended June 30, 2015 and $276.4 million during the six months ended June 30, 2014.

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

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks totaled $168.8 million at June 30, 2015 and $143.2 million at December 31, 2014. At June 30, 2015, we had $1.74 billion of borrowings with a weighted average interest rate of 0.65% maturing over the next 12 months. We have the flexibility to either repay or rollover these borrowings as they mature. Included in our borrowings are various obligations which, by their terms, may be called by the counterparty. At June 30, 2015, we had $1.95 billion of callable borrowings, of which $1.00 billion were contractually callable by the counterparty within the next 12 months and on a quarterly basis thereafter. We believe the potential for these borrowings to be called does not present a liquidity concern as they have above current market coupons and, as such, are not likely to be called absent a significant increase in market interest rates. In addition, to the extent such borrowings were to be called, we believe we can readily obtain replacement funding, although such funding may be at higher rates. At June 30, 2015, FHLB-NY advances totaled $2.34 billion, or 58% of total borrowings. We do not believe any of our borrowing counterparty concentrations represent a material risk to our liquidity. In addition, we had $1.24 billion of certificates of deposit at June 30, 2015 with a weighted average interest rate of 1.39% maturing over the next 12 months. We believe we have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average interest rates at June 30, 2015.

	Borrowings			Certificates of Deposit
			Weighted Average Rate		Weighted Average Rate

(Dollars in Millions)	Amount			Amount
Contractual Maturity:
12 months or less	$1,735		0.65%	$1,242	1.39%
13 to 36 months	375		3.73	628	1.01
37 to 60 months	1,850	(1)	3.52	437	1.49
Over 60 months	100	(2)	4.05	1	1.71
Total	$4,060		2.33%	$2,308	1.31%

(1)
Includes $900.0 million of borrowings, with a weighted average interest rate of 3.57%, which are callable by the counterparty within the next 12 months and on a quarterly basis thereafter, and $950.0 million of borrowings, with a weighted average interest rate of 3.47%, which are callable by the counterparty in 13 to 36 months.

(2)	Callable by the counterparty within the next 12 months and on a quarterly basis thereafter.

Through the Federal Reserve Bank of New York discount window we have the ability to borrow additional funds should the need arise on a short-term basis, primarily overnight. Our borrowing capacity through the discount window totaled approximately $483.0 million at June 30, 2015. In order to have the ability to borrow through the discount window, the Federal Reserve Bank of New York requires that collateral is pledged. In accordance with such requirements, at June 30, 2015 we had pledged as collateral with the Federal Reserve Bank of New York securities with an amortized cost of $96.5 million and commercial real estate mortgage loans with an unpaid principal balance of $899.8 million. We view the discount window as a secondary source of liquidity and, during the six months ended June 30, 2015, we did not utilize this source.

Additional sources of liquidity at the holding company level have included public and private issuances of debt and equity securities into the capital markets.  Holding company debt obligations are included in other borrowings.  We have an automatic shelf registration statement on Form S-3 on file with the SEC that we renewed in the 2015 second quarter, which allows us to periodically offer and sell, from time to time, in one or more offerings, individually or in any combination, common stock, preferred stock, depositary shares, senior notes, subordinated notes, warrants to purchase common stock or preferred stock and units consisting of one or more of the foregoing.  This shelf registration statement provides us with greater capital management flexibility and enables us to more readily access the capital markets in order to pursue growth opportunities that may become available to us in the future or should there be any changes in the regulatory environment that call for increased capital requirements.  Although the shelf registration statement does not limit the amount of the foregoing items that we may offer and sell, our ability and any decision to do so is subject to market conditions and our capital needs.  Our ability to continue to access the capital markets for additional financing at favorable terms may be limited by, among other things, market conditions, interest rates, our capital levels, Astoria Bank’s ability to pay dividends to Astoria Financial Corporation, our credit profile and ratings and our business model.

We have registered 1,500,000 shares of our common stock under the Securities Act for offer and sale from time to time pursuant to the Astoria Financial Corporation Dividend Reinvestment and Stock Purchase Plan, or the Stock Purchase Plan, which allows our shareholders to automatically reinvest the cash dividend paid on all or a portion of their shares of our common stock into additional shares of our common stock and make optional cash purchases, up to $10,000 per month, of additional shares of our common stock, unless we grant a waiver permitting a higher amount of optional cash purchases. Shares of common stock may be purchased either directly from us from authorized but unissued shares or from treasury shares, or on the open market. During the six months ended June 30, 2015, 475,182 shares of our common stock were purchased pursuant to the Stock Purchase Plan directly from us from treasury shares for net proceeds totaling $6.1 million.

Astoria Financial Corporation’s primary uses of funds include payment of dividends on common and preferred stock and payment of interest on its debt obligations. During the six months ended June 30, 2015, Astoria Financial Corporation paid dividends on common and preferred stock totaling $12.4 million. On June 18, 2015, our Board of Directors declared a quarterly cash dividend on the Series C Preferred Stock aggregating $2.2 million, or $16.25 per share, for the quarterly period from April 15, 2015 through and including July 14, 2015, which was paid on July 15, 2015 to stockholders of record as of June 30, 2015. On July 22, 2015, our Board of Directors declared a quarterly cash dividend of $0.04 per share on shares of our common stock payable on September 1, 2015 to stockholders of record as of August 14, 2015.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Bank. Astoria Bank paid dividends to Astoria Financial Corporation totaling $25.9 million during the six months ended June 30, 2015. Since Astoria Bank is a federally chartered savings association, there are regulatory limits on its ability to make distributions to Astoria Financial Corporation. Astoria Bank is required to notify the OCC and the FRB prior to declaring a dividend. See Part I, Item 1, “Business - Regulation and Supervision - Limitations on Capital Distributions,” in our 2014 Annual Report on Form 10-K for further discussion of limitations on capital distributions from Astoria Bank.

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At June 30, 2015, our tangible common equity ratio, which represents common stockholders’ equity less goodwill divided by total assets less goodwill, was 8.69%. Pursuant to the Reform Act, in July 2013, the

Agencies issued Final Capital Rules that subjected many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements effective January 1, 2015. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards. For a more detailed description of these rules, see Part I, Item 1, “Business - Regulation and Supervision - Capital Requirements,” in our 2014 Annual Report on Form 10-K. At June 30, 2015, the capital levels of both Astoria Financial Corporation and Astoria Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.

At June 30, 2015, Astoria Financial Corporation's Tier 1 leverage capital ratio was 9.83%, Common equity tier 1 risk-based capital ratio was 15.59%, Tier 1 risk-based capital ratio was 16.96% and Total risk-based capital ratio was 18.19%, and Astoria Bank’s Tier 1 leverage capital ratio was 10.95%, Common equity tier 1 risk-based and Tier 1 risk-based capital ratios were 18.83% and Total risk-based capital ratio was 20.06%. For additional information on the regulatory capital ratios of Astoria Financial Corporation and Astoria Bank at June 30, 2015, see Note 10 of Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, "Financial Statements (Unaudited)."

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  We also have commitments to fund loans held-for-sale and commitments to sell loans in connection with our mortgage banking activities which are considered derivative financial instruments.  Commitments to sell loans totaled $24.6 million at June 30, 2015.  The fair values of our mortgage banking derivative financial instruments are immaterial to our financial condition and results of operations.  We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2014.

The following table details our contractual obligations at June 30, 2015.

	Payments Due by Period
(In Thousands)	Total	Less than One Year	Over One to Three Years	Over Three to Five Years	More than Five Years
On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$3,050,000	$725,000	$375,000	$1,850,000	$100,000
Off-balance sheet contractual obligations:
Commitments to originate and purchase loans (1)	321,837	321,837	—	—	—
Commitments to fund unused lines of credit (2)	184,873	184,873	—	—	—
Total	$3,556,710	$1,231,710	$375,000	$1,850,000	$100,000

(1)   Includes commitments to originate loans held-for-sale of $16.8 million.
(2)   Includes commitments to fund commercial and industrial lines of credit of $97.3 million, home equity lines of credit of $53.2 million, and other consumer lines of credit of $34.4 million.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions which have not changed significantly from December 31, 2014 and are not included in the table above as the amounts and timing of their resolution cannot be estimated.  For further information regarding these liabilities, see Note 10 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” in our 2014 Annual Report on Form 10-K.  Similarly, we have an obligation related to our investments in affordable housing limited partnerships totaling $14.0 million at June 30, 2015 which is not included in the table above as the timing of funding installments, which are due on an "as needed" basis, currently projected over the next four years, cannot be estimated. We also have contingent liabilities related to assets sold with recourse and standby letters of credit which have not changed significantly from December 31, 2014.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “MD&A,” in our 2014 Annual Report on Form 10-K.

Comparison of Financial Condition as of June 30, 2015 and December 31, 2014 and Operating Results for the Three and Six Months Ended June 30, 2015 and 2014

Financial Condition

Total assets declined $344.7 million to $15.30 billion at June 30, 2015, from $15.64 billion at December 31, 2014, primarily attributable to a net decline in our loan portfolio, partially offset by an increase in our securities portfolio. Loans receivable decreased $443.4 million to $11.51 billion at June 30, 2015, from $11.96 billion at December 31, 2014, and represented 75% of total assets at June 30, 2015. Growth in our multi-family mortgage loan portfolio was more than offset by the decline in our residential mortgage loan portfolio resulting in a net decline of $434.2 million in our total mortgage loan portfolio to $11.23 billion at June 30, 2015, compared to $11.66 billion at December 31, 2014. The decline in our mortgage loan portfolio reflects repayments of $1.24 billion which were in excess of originations and purchases of $815.3 million during the first half of 2015.

Our multi-family mortgage loan portfolio increased $31.4 million to $3.94 billion at June 30, 2015, from $3.91 billion at December 31, 2014, and represented 34% of our total loan portfolio at June 30, 2015. Our commercial real estate mortgage loan portfolio decreased slightly to $861.4 million at June 30, 2015 compared to $873.8 million at December 31, 2014 and represented 8% of our total loan portfolio at June 30, 2015. Multi-family and commercial real estate loan originations totaled $452.7 million during the six months ended June 30, 2015. Our levels of originations reflect our continued commitment to grow these portfolios while maintaining our disciplined approach. However, our originations of commercial real estate mortgage loans did not keep pace with the levels of repayments resulting in a slight decline in that portfolio. During the six months ended June 30, 2015, our multi-family and commercial real estate mortgage loan originations reflected loan balances averaging approximately $2.5 million with a weighted average loan-to-value ratio, at the time of origination, of approximately 51% and a weighted average debt service coverage ratio of approximately 1.50.

Our residential mortgage loan portfolio decreased $453.3 million to $6.42 billion at June 30, 2015, from $6.87 billion at December 31, 2014, and represented 56% of our total loan portfolio at June 30, 2015. Residential mortgage loan repayments continued to outpace our origination and purchase volume during the six months ended June 30, 2015, reflecting our reduced emphasis on the origination and purchase of residential mortgage loans and the reduced interest rate environment that has prevailed for a significant portion of the first half of 2015. Residential mortgage loan originations and purchases totaled $362.6 million during the six months ended June 30, 2015, of which $246.3 million were originations and $116.3 million were purchases. During the six months ended June 30, 2015, the loan-to-value ratio of our residential mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 60% and the loan amount averaged approximately $620,000.

Our securities portfolio increased $67.5 million to $2.59 billion at June 30, 2015 compared to $2.52 billion at December 31, 2014 and represented 17% of total assets at June 30, 2015. Purchases totaling $360.7 million were in excess of repayments of $268.3 million and sales of $19.0 million during the six months ended June 30, 2015. At June 30, 2015, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost of $2.01 billion, a weighted average current coupon of 2.84%, a weighted average collateral coupon of 4.15% and a weighted average life of 4.1 years.

Total liabilities declined $393.1 million to $13.67 billion at June 30, 2015, from $14.06 billion at December 31, 2014, primarily due to declines in total deposits and borrowings. Deposits totaled $9.23 billion at June 30, 2015, or 68% of total liabilities, a decline of $277.1 million compared to $9.50 billion at December 31, 2014. While total deposits declined during the 2015 second quarter, primarily as a result of a decrease of $388.0 million in certificates of deposit, core deposits increased $110.8 million. At June 30, 2015, core deposits totaled $6.92 billion and represented 75% of total deposits, up from 72% at December 31, 2014. This reflects our efforts to reposition the liability mix of our balance sheet. The net increase in core deposits at June 30, 2015, compared to December 31, 2014, primarily reflected an increase of $88.5 million in checking accounts, both consumer and business banking accounts, to $2.29 billion billion at June 30, 2015 and an increase of $72.9 million in money market accounts to $2.45 billion at June 30, 2015. The net increase in core deposits during the six months ended June 30, 2015 reflects our efforts to grow our core deposits, including our efforts to expand our business banking customer base, as well as customers' preference for the liquidity these types of deposits provide. At June 30, 2015, total deposits included $980.9 million of business deposits, an increase of $50.4 million since December 31, 2014, substantially all of which were core deposits.

Total borrowings, net, decreased $128.7 million to $4.06 billion at June 30, 2015, from $4.19 billion at December 31, 2014. The decrease in borrowings was due to a decrease of $85.0 million in federal funds purchased and a decrease of $44.0 million in FHLB-NY advances.

Stockholders' equity increased $48.5 million to $1.63 billion at June 30, 2015, from $1.58 billion at December 31, 2014. The increase in stockholders’ equity was primarily due to net income of $50.7 million, sale of treasury stock of $6.1 million, and stock-based compensation of $3.9 million, partially offset by dividends on common and preferred stock totaling $12.4 million.

Results of Operations

General

Net income available to common shareholders for the three months ended June 30, 2015 increased $9.1 million to $29.2 million, or $0.29 diluted EPS, compared to $20.1 million, or $0.20 diluted EPS, for the three months ended June 30, 2014. The increase in net income available to common shareholders and diluted EPS for the 2015 second quarter compared to the 2014 second quarter was largely due to a reduction in income tax expense of $11.4 million, or $0.11 diluted EPS, in the 2015 period, caused mainly by the 2015 NY State income tax legislation enacted in the 2015 second quarter. See Note 1 of Notes to Consolidated Financial Statements (Unaudited) and “Income Tax Expense” below for further discussion of the impact of the 2015 NY State legislation. This reduction in income tax expense was partially offset by a $2.8 million decline in the provision for loan losses credited to operations in the 2015 second quarter compared to the 2014 period.

Return on average common stockholders’ equity increased to 7.89% for the three months ended June 30, 2015, compared to 5.61% for the three months ended June 30, 2014. Return on average tangible common stockholders’ equity, which represents average common stockholders’ equity less average goodwill, increased to 9.01% for the three months ended June 30, 2015, compared to 6.44% for the three months ended June 30, 2014. The increases in the returns on average common stockholders’ equity and average tangible common stockholders’ equity were due to the increase in net income available to common shareholders, partially offset by the increase in average common stockholders’ equity for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. Return on average assets increased to 0.82% for the three months ended June 30, 2015, compared to 0.57% for the three months ended June 30, 2014, reflecting the increase in net income, coupled with a reduction in average assets, for the 2015 second quarter, compared to the 2014 second quarter.

For the six months ended June 30, 2015, net income available to common shareholders decreased $3.1 million to $46.4 million, or $0.46 diluted EPS, compared to $49.5 million, or $0.50 diluted EPS, for the six months ended June 30, 2014. This decrease was primarily due to decreases in both net interest income and provision for loan losses credited to operations and a slight increase in non-interest expense, partially offset by an increase in non-interest income.

Return on average common stockholders' equity decreased to 6.30% for the six months ended June 30, 2015, compared to 6.98% for the six months ended June 30, 2014. Return on average tangible common stockholders’ equity decreased to 7.21% for the six months ended June 30, 2015, compared to 8.03% for the six months ended June 30, 2014. The decreases in the returns on average common stockholders’ equity and average tangible common stockholders’ equity were due to the decrease in net income available to common shareholders, coupled with an increase in average common stockholders’ equity for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. Return on average assets decreased to 0.65% for the six months ended June 30, 2015, compared to 0.69% for the six months ended June 30, 2014, reflecting the decrease in net income, partially offset by a reduction in average assets for the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

Our results of operations for the six months ended June 30, 2014 include an $11.5 million net tax benefit reflecting the impact of the 2014 NY State legislation enacted on March 31, 2014. For the six months ended June 30, 2014, this reduction in income tax expense increased diluted EPS by $0.12 per common share, return on average common stockholders’ equity by 162 basis points, return on average tangible common stockholders’ equity by 187 basis points, and return on average assets by 15 basis points. See Note 1 of

Notes to Consolidated Financial Statements (Unaudited) and “Income Tax Expense” below for further discussion of the impact of the 2014 NY State legislation.

Income and expense and related financial ratios adjusted to exclude the effect of the 2015 NY State legislation and the 2014 NY State legislation represent non-GAAP financial measures which we believe provide investors with a meaningful comparison for effectively evaluating our operating results. Non-GAAP financial ratios are calculated by substituting non-GAAP net income, non-GAAP net income available to common shareholders and non-GAAP income tax expense for net income, net income available to common shareholders and income tax benefit in the corresponding calculations.

The following tables provide a reconciliation between the non-GAAP financial measures to the comparable GAAP measures as reported in our consolidated statement of income for the periods indicated and related financial ratios.

	For the Three Months Ended June 30,
	2015			2014
(In Thousands, Except Per Share Data)	As Reported	Effect of Change in Tax Legislation	Non-GAAP	As Reported	Effect of Change in Tax Legislation	Non-GAAP
Income before income tax expense	$31,583	$—	$31,583	$33,768	$—	$33,768
Income tax expense	152	11,404	11,556	11,468	—	11,468
Net income	31,431	(11,404)	20,027	22,300	—	22,300
Preferred stock dividends	2,194	—	2,194	2,194	—	2,194
Net income available to common shareholders	$29,237	$(11,404)	$17,833	$20,106	$—	$20,106
Basic and diluted earnings per common share	$0.29	$(0.11)	$0.18	$0.20	$—	$0.20
Return on average:
Common stockholders’ equity	7.89%	(3.08)%	4.81%	5.61%	—%	5.61%
Tangible common stockholders’ equity	9.01	(3.51)	5.50	6.44	—	6.44
Assets	0.82	(0.30)	0.52	0.57	—	0.57
Effective tax rate	0.48	36.11	36.59	33.96	—	33.96

	For the Six Months Ended June 30,
	2015			2014
(In Thousands, Except Per Share Data)	As Reported	Effect of Change in Tax Legislation	Non-GAAP	As Reported	Effect of Change in Tax Legislation	Non-GAAP
Income before income tax expense	$60,468	$—	$60,468	$63,553	$—	$63,553
Income tax expense	9,730	11,404	21,134	9,704	11,487	21,191
Net income	50,738	(11,404)	39,334	53,849	(11,487)	42,362
Preferred stock dividends	4,388	—	4,388	4,388	—	4,388
Net income available to common shareholders	$46,350	$(11,404)	$34,946	$49,461	$(11,487)	$37,974
Basic and diluted earnings per common share	$0.46	$(0.11)	$0.35	$0.50	$(0.12)	$0.38
Return on average:
Common stockholders’ equity	6.30%	(1.55)%	4.75%	6.98%	(1.62)%	5.36%
Tangible common stockholders’ equity	7.21	(1.77)	5.44	8.03	(1.87)	6.16
Assets	0.65	(0.14)	0.51	0.69	(0.15)	0.54
Effective tax rate	16.09	18.86	34.95	15.27	18.07	33.34

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

Net interest income decreased $624,000 to $85.2 million for the three months ended June 30, 2015, compared to $85.8 million for the three months ended June 30, 2014, and decreased $2.8 million to $170.9 million for the six months ended June 30, 2015, compared to $173.7 million for the six months ended June 30, 2014, reflecting an overall decrease in our balance sheet, partially offset by an increase of our net interest margin. The net interest rate spread increased five basis points to 2.28% for the three months ended June 30, 2015, from 2.23% for the three months ended June 30, 2014, and decreased one basis points to 2.26% for the six months ended June 30, 2015, from 2.27% for the six months ended June 30, 2014. The net interest margin increased four basis points to 2.35% for the three months ended June 30, 2015, from 2.31% for the three months ended June 30, 2014, and was unchanged at 2.34% for the six months ended June 30, 2015 and June 30, 2014. The decreases in net interest income reflected a decline in interest income which was partially offset by a decline in interest expense. The decrease in interest income for the 2015 second quarter, compared to the 2014 second quarter, reflected a significant decline in the average balance and average yield of our residential mortgage loan portfolio, partially offset by increases in the average balances of multi-family and commercial real estate mortgage loans and mortgage-backed and other securities. The decrease in interest expense for the 2015 second quarter compared to the same period a year ago was primarily due to a decline in the average balance and average cost of our certificates of deposit, coupled with a decrease in the average cost of borrowings reflecting in part the restructuring of borrowings, primarily in the 2014 fourth quarter, and a decline in the average balance of borrowings. The decrease in interest income for the first half of 2015, compared to the first half of 2014, reflected a significant decline in the average balance of our residential mortgage loan portfolio and declines in the average yield of mortgage loans, partially offset by increases in the average balances of multi-family and commercial real estate mortgage loans and mortgage-backed and other securities. The decrease in interest expense for the first half of 2015 compared to the same period a year ago was primarily due to a decline in the average balance and average cost of our certificates of deposit, coupled with a decrease in the average cost of borrowings. The average balance of net interest-earning assets increased $78.6 million to $1.13 billion for the three months ended June 30, 2015, from $1.05 billion for the three months ended June 30, 2014, and increased $76.8 million to $1.10 billion for the six months ended June 30, 2015, from $1.03 billion for the six months ended June 30, 2014.

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

	For the Three Months Ended June 30,
	2015			2014
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
			(Annualized)			(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$6,585,358	$51,375	3.12%	$7,731,250	$62,294	3.22%
Multi-family and commercial real estate	4,808,839	48,611	4.04	4,297,463	43,347	4.03
Consumer and other loans (1)	250,253	2,242	3.58	238,164	2,085	3.50
Total loans	11,644,450	102,228	3.51	12,266,877	107,726	3.51
Mortgage-backed and other securities (2)	2,551,521	15,238	2.39	2,325,214	14,116	2.43
Interest-earning cash accounts	147,230	107	0.29	104,033	80	0.31
FHLB-NY stock	137,635	1,461	4.25	147,224	1,458	3.96
Total interest-earning assets	14,480,836	119,034	3.29	14,843,348	123,380	3.32
Goodwill	185,151			185,151
Other non-interest-earning assets	730,500			674,527
Total assets	$15,396,487			$15,703,026

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,211,870	276	0.05	$2,411,953	301	0.05
Money market	2,421,514	1,599	0.26	2,103,462	1,160	0.22
NOW and demand deposit (3)	2,284,443	194	0.03	2,136,667	175	0.03
Total core deposits	6,917,827	2,069	0.12	6,652,082	1,636	0.10
Certificates of deposit	2,384,967	7,875	1.32	3,016,811	11,187	1.48
Total deposits	9,302,794	9,944	0.43	9,668,893	12,823	0.53
Borrowings	4,052,628	23,940	2.36	4,127,661	24,783	2.40
Total interest-bearing liabilities	13,355,422	33,884	1.01	13,796,554	37,606	1.09
Non-interest-bearing liabilities	428,607			343,589
Total liabilities	13,784,029			14,140,143
Stockholders’ equity	1,612,458			1,562,883
Total liabilities and stockholders’ equity	$15,396,487			$15,703,026

Net interest income/ net interest rate spread (4)		$85,150	2.28%		$85,774	2.23%

Net interest-earning assets/ net interest margin (5)	$1,125,414		2.35%	$1,046,794		2.31%

Ratio of interest-earning assets to interest-bearing liabilities	1.08 x			1.08 x
__________________________________

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)
NOW and demand deposit accounts include non-interest bearing accounts with an average balance of $935.9 million for the three months ending June 30, 2015 and $902.7 million for the three months ended June 30, 2014.

(4)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,
	2015			2014
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
			(Annualized)			(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$6,700,820	$105,337	3.14%	$7,857,298	$127,248	3.24%
Multi-family and commercial real estate	4,820,377	96,103	3.99	4,225,270	86,737	4.11
Consumer and other loans (1)	252,808	4,432	3.51	238,561	4,171	3.50
Total loans	11,774,005	205,872	3.50	12,321,129	218,156	3.54
Mortgage-backed and other securities (2)	2,527,947	30,308	2.40	2,294,045	27,793	2.42
Interest-earning cash accounts	139,033	196	0.28	100,299	149	0.30
FHLB-NY stock	141,046	2,983	4.23	149,401	3,291	4.41
Total interest-earning assets	14,582,031	239,359	3.28	14,864,874	249,389	3.36
Goodwill	185,151			185,151
Other non-interest-earning assets	725,667			666,483
Total assets	$15,492,849			$15,716,508

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,221,086	551	0.05	$2,440,149	605	0.05
Money market	2,400,339	3,154	0.26	2,065,862	2,420	0.23
NOW and demand deposit (3)	2,246,517	383	0.03	2,109,164	340	0.03
Total core deposits	6,867,942	4,088	0.12	6,615,175	3,365	0.10
Certificates of deposit	2,467,172	16,585	1.34	3,084,022	22,687	1.47
Total deposits	9,335,114	20,673	0.44	9,699,197	26,052	0.54
Borrowings	4,143,921	47,815	2.31	4,139,474	49,593	2.40
Total interest-bearing liabilities	13,479,035	68,488	1.02	13,838,671	75,645	1.09
Non-interest-bearing liabilities	412,890			330,332
Total liabilities	13,891,925			14,169,003
Stockholders’ equity	1,600,924			1,547,505
Total liabilities and stockholders’ equity	$15,492,849			$15,716,508

Net interest income/ net interest rate spread (4)		$170,871	2.26%		$173,744	2.27%

Net interest-earning assets/ net interest margin (5)	$1,102,996		2.34%	$1,026,203		2.34%

Ratio of interest-earning assets to interest-bearing liabilities	1.08 x			1.07 x
__________________________________

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)
NOW and demand deposit accounts include non-interest bearing accounts with an average balance of $909.8 million for the six months ending June 30, 2015 and $890.7 million for the six months ended June 30, 2014.

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

	Increase (Decrease) for the Three Months ended June 30, 2015 Compared to the Three Months ended June 30, 2014			Increase (Decrease) for the Six Months ended June 30, 2015 Compared to the Six Months ended June 30, 2014
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
Residential	$(9,027)	$(1,892)	$(10,919)	$(18,113)	$(3,798)	$(21,911)
Multi-family and commercial real estate	5,157	107	5,264	11,957	(2,591)	9,366
Consumer and other loans	108	49	157	249	12	261
Mortgage-backed and other securities	1,358	(236)	1,122	2,750	(235)	2,515
Interest-earning cash accounts	32	(5)	27	57	(10)	47
FHLB-NY stock	(99)	102	3	(178)	(130)	(308)
Total	(2,471)	(1,875)	(4,346)	(3,278)	(6,752)	(10,030)
Interest-bearing liabilities:
Savings	(25)	—	(25)	(54)	—	(54)
Money market	200	239	439	407	327	734
NOW and demand deposit	19	—	19	43	—	43
Certificates of deposit	(2,184)	(1,128)	(3,312)	(4,231)	(1,871)	(6,102)
Borrowings	(440)	(403)	(843)	54	(1,832)	(1,778)
Total	(2,430)	(1,292)	(3,722)	(3,781)	(3,376)	(7,157)
Net change in net interest income	$(41)	$(583)	$(624)	$503	$(3,376)	$(2,873)

Interest Income

Interest income decreased $4.4 million to $119.0 million for the three months ended June 30, 2015, from $123.4 million for the three months ended June 30, 2014, due to a decrease of $362.5 million in the average balance of interest-earning assets to $14.48 billion for the three months ended June 30, 2015, from $14.84 billion for the three months ended June 30, 2014, coupled with a decrease in the average yield on interest-earning assets to 3.29% for the three months ended June 30, 2015, from 3.32% for the three months ended June 30, 2014. The decrease in the average balance of interest-earning assets was primarily due to a significant decline in the average balance of residential mortgage loans, partially offset by increases in the average balances of multi-family and commercial real estate mortgage loans and mortgage-backed and other securities. The decrease in the average yield on interest-earning assets was primarily due to a lower average yield on residential mortgage loans and mortgage-backed and other securities, offset in part by the impact of the increase in the average balance of our higher yielding multi-family and commercial real estate mortgage loans.

Interest income on residential mortgage loans decreased $10.9 million to $51.4 million for the three months ended June 30, 2015, from $62.3 million for the three months ended June 30, 2014, due to a decrease of

$1.14 billion in the average balance to $6.59 billion for the three months ended June 30, 2015, from $7.73 billion for the three months ended June 30, 2014, coupled with a decrease in the average yield to 3.12% for the three months ended June 30, 2015, from 3.22% for the three months ended June 30, 2014. The decrease in the average balance of residential mortgage loans reflected the continued decline of this portfolio as repayments outpaced our originations over the past year. The decrease in the average yield was primarily due to new originations at lower interest rates than the interest rates on loans repaid over the past year and the impact of the downward repricing of our ARM loans. Net premium and deferred loan origination cost amortization totaled $3.1 million for the three months ended June 30, 2015 and $2.9 million for the three months ended June 30, 2014.

Interest income on multi-family and commercial real estate mortgage loans increased $5.3 million to $48.6 million for the three months ended June 30, 2015, from $43.3 million for the three months ended June 30, 2014, due to an increase of $511.4 million in the average balance to $4.81 billion for the three months ended June 30, 2015, from $4.30 billion for the three months ended June 30, 2014, coupled with a slight increase in the average yield to 4.04% for the three months ended June 30, 2015, from 4.03% for the three months ended June 30, 2014. The increase in the average balance of multi-family and commercial real estate loans was attributable to originations of such loans which exceeded repayments over the past year. The increase in the average yield was primarily due to larger prepayment penalties collected in the three months ended June 30, 2015 than June 30, 2014, partially offset by new originations at interest rates below the weighted average interest rate of the portfolio as well as the interest rates on loans repaid, coupled with the impact of the downward repricing of our ARM loans. Prepayment penalties increased $2.5 million to $3.6 million for the three months ended June 30, 2015, from $1.1 million for the three months ended June 30, 2014.
Interest income on mortgage-backed and other securities increased $1.1 million to $15.2 million for the three months ended June 30, 2015, from $14.1 million for the three months ended June 30, 2014, primarily due to an increase of $226.3 million in the average balance of the portfolio to $2.55 billion for the three months ended June 30, 2015, from $2.33 billion for the three months ended June 30, 2014, reflecting securities purchases over the past year in excess of repayments and sales, partially offset by a decrease in the average yield to 2.39% for the three months ended June 30, 2015, from 2.43% for the three months ended June 30, 2014. Net premium amortization totaled $2.4 million for the three months ended June 30, 2015 and $2.2 million for the three months ended June 30, 2014.

Interest income decreased $10.0 million to $239.4 million for the six months ended June 30, 2015, from $249.4 million for the six months ended June 30, 2014, due to a decrease in the average yield on interest-earning assets to 3.28% for the six months ended June 30, 2015, from 3.36% for the six months ended June 30, 2014, coupled with a decrease of $282.8 million in the average balance of interest-earning assets to $14.58 billion for the six months ended June 30, 2015, from $14.86 billion for the six months ended June 30, 2014. The decrease in the average yield on interest-earning assets was primarily due to a lower average yield on mortgage loans. The decrease in the average balance of interest-earning assets was primarily due to a decline in the average balance of residential mortgage loans offset by increases in the average balances of multi-family and commercial real estate mortgage loans and mortgage-backed and other securities.

Interest income on residential mortgage loans decreased $21.9 million to $105.3 million for the six months ended June 30, 2015, from $127.2 million for the six months ended June 30, 2014, due to a decrease of $1.16 billion in the average balance to $6.70 billion for the six months ended June 30, 2015, from $7.86 billion for the six months ended June 30, 2014, coupled with a decrease in the average yield to 3.14% for the six months ended June 30, 2015, from 3.24% for the six months ended June 30, 2014. Net premium and deferred loan origination cost amortization totaled $5.7 million for the six months ended June 30, 2015 and $5.3 million for the six months ended June 30, 2014.

Interest income on multi-family and commercial real estate mortgage loans increased $9.4 million to $96.1 million for the six months ended June 30, 2015, from $86.7 million for the six months ended June 30, 2014, due to an increase of $595.1 million in the average balance to $4.82 billion for the six months ended June 30, 2015, from $4.23 billion for the six months ended June 30, 2014, partially offset by a decrease in the average yield to 3.99% for the six months ended June 30, 2015, from 4.11% for the six months ended June 30, 2014. Prepayment penalties increased $2.5 million to $5.9 million for the six months ended June 30, 2015, from $3.4 million for the six months ended June 30, 2014.

Interest income on mortgage-backed and other securities increased $2.5 million to $30.3 million for the six months ended June 30, 2015, from $27.8 million for the six months ended June 30, 2014, primarily due to an increase of $233.9 million in the average balance of the portfolio to $2.53 billion for the six months ended June 30, 2015, from $2.29 billion for the six months ended June 30, 2014, reflecting securities purchases over the past year in excess of repayments and sales. The average yield decreased slightly to 2.40% for the six months ended June 30, 2015, from 2.42% for the six months ended June 30, 2014. Net premium amortization on mortgage-backed and other securities totaled $4.6 million for the six months ended June 30, 2015 and $4.4 million for the six months ended June 30, 2014.

The principal reasons for the changes in the average yields and average balances of the various assets noted above for the six months ended June 30, 2015 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2015.

Interest Expense

Interest expense decreased $3.7 million to $33.9 million for the three months ended June 30, 2015, from $37.6 million for the three months ended June 30, 2014, due to a decrease of $441.1 million in the average balance of interest-bearing liabilities to $13.36 billion for the three months ended June 30, 2015, from $13.80 billion for the three months ended June 30, 2014, coupled with a decrease in the average cost of interest-bearing liabilities to 1.01% for the three months ended June 30, 2015, from 1.09% for the three months ended June 30, 2014. The decrease in the average balance and average cost of interest-bearing liabilities primarily reflected decreases in the average balance and average cost of certificates of deposit and borrowings.

Interest expense on total deposits decreased $2.9 million to $9.9 million for the three months ended June 30, 2015, from $12.8 million for the three months ended June 30, 2014, due to a decrease of $366.1 million in the average balance of total deposits to $9.30 billion for the three months ended June 30, 2015, from $9.67 billion for the three months ended June 30, 2014, coupled with a decrease in the average cost to 0.43% for the three months ended June 30, 2015, from 0.53% for the three months ended June 30, 2014. The decreases in the average balance and average cost of total deposits was primarily due to decreases in the average balance and average cost of certificates of deposit, partially offset by increases in the average balance and average cost of money market accounts. The decrease in the average balance of certificates of deposit and the increase in the average balance of money market accounts were reflective of our efforts to reposition the liability mix of our balance sheet to increase our core deposits and reduce certificates of deposit.

Interest expense on certificates of deposit decreased $3.3 million to $7.9 million for the three months ended June 30, 2015, from $11.2 million for the three months ended June 30, 2014, due to a decrease of $631.8 million in the average balance, coupled with a decrease in the average cost to 1.32% for the three months ended June 30, 2015, from 1.48% for the three months ended June 30, 2014. The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher interest rates maturing and being replaced at lower interest rates. During the three months ended June 30, 2015, $514.0 million of certificates of deposit, with a weighted average interest rate of 0.98% and a weighted average maturity at inception of 26 months, matured and $345.6 million of certificates of deposit were issued or repriced, with a weighted average interest rate of 0.44% and a weighted average maturity at inception of 19 months.

Interest expense on borrowings decreased $843,000 to $23.9 million for the three months ended June 30, 2015, from $24.8 million for the three months ended June 30, 2014, due to a decrease of $75.0 million in the average balance to $4.05 billion for the three months ended June 30, 2015, from $4.13 billion for the three months ended June 30, 2014, and a decrease in the average cost to 2.36% for the three months ended June 30, 2015, from 2.40% for the three months ended June 30, 2014. The decline in the average balance of borrowings reflects a decreased utilization of short term borrowings. The decline in the average cost of borrowings for the 2015 second quarter compared to the 2014 second quarter was primarily due to the restructuring of $600.0 million of borrowings, primarily in the 2014 fourth quarter, which resulted in a reduction of the weighted average interest rate on such borrowings from 4.19% to 3.73% and an extension of terms from a weighted average remaining term at the time of the restructuring of approximately 2.5 years to approximately 4.5 years.

Interest expense decreased $7.1 million to $68.5 million for the six months ended June 30, 2015, from $75.6 million for the six months ended June 30, 2014, due to a decrease of $359.6 million in the average balance of interest-bearing liabilities to $13.48 billion for the six months ended June 30, 2015, from $13.84 billion for the six months ended June 30, 2014, coupled with a decrease in the average cost of interest-bearing liabilities to 1.02% for the six months ended June 30, 2015, from 1.09% for the six months ended June 30, 2014. The decrease in the average balance of interest-bearing liabilities primarily reflected a decrease in the average balance of certificates of deposit, partially offset by increases in the average balances of core deposits and borrowings. The decrease in the average cost of interest-bearing liabilities was primarily due to decreases in the average cost of certificates of deposit and borrowings.

Interest expense on total deposits decreased $5.4 million to $20.7 million for the six months ended June 30, 2015, from $26.1 million for the six months ended June 30, 2014, due to a decrease of $364.1 million in the average balance of total deposits to $9.34 billion for the six months ended June 30, 2015, from $9.70 billion for the six months ended June 30, 2014, coupled with a decrease in the average cost to 0.44% for the six months ended June 30, 2015, from 0.54% for the six months ended June 30, 2014. The decrease in the average balance of total deposits was primarily due to decreases in the average balances of certificates of deposit and savings accounts, partially offset by increases in money market and checking accounts. The decrease in the average cost of total deposits was primarily due to a decrease in the average cost of certificates of deposit, partially offset by an increase in the average cost of our money market accounts.

Interest expense on certificates of deposit decreased $6.1 million to $16.6 million for the six months ended June 30, 2015, from $22.7 million for the six months ended June 30, 2014, due to a decrease of $616.9 million in the average balance, coupled with a decrease in the average cost to 1.34% for the six months ended June 30, 2015, from 1.47% for the six months ended June 30, 2014. During the six months ended June 30, 2015, $1.19 billion of certificates of deposit, with a weighted average interest rate of 1.19% and a weighted average maturity at inception of 28 months, matured and $786.6 million of certificates of deposit were issued or repriced, with a weighted average interest rate of 0.56% and a weighted average maturity at inception of 22 months.

Interest expense on money market accounts increased $734,000 to $3.2 million for the six months ended June 30, 2015, from $2.4 million for the six months ended June 30, 2014, primarily due to an increase of $334.5 million in the average balance to $2.40 billion for the six months ended June 30, 2015, from $2.07 billion for the six months ended June 30, 2014, coupled with a increase in the average cost to 0.26% for the six months ended June 30, 2015, from 0.23% for the six months ended June 30, 2014.

Interest expense on borrowings decreased $1.8 million to $47.8 million for the six months ended June 30, 2015, from $49.6 million for the six months ended June 30, 2014, primarily due to a decrease in the average cost to 2.31% for the six months ended June 30, 2015, from 2.40% for the six months ended June 30, 2014.

Except as noted above, the principal reasons for the changes in the average costs and average balances of the various liabilities noted above for the six months ended June 30, 2015 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2015.

Provision for Loan Losses Credited to Operations

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

We recorded a provision for loan losses credited to operations of $3.0 million for the three months ended June 30, 2015 and $3.3 million for the six months ended June 30, 2015. This compares to a provision for loan losses credited to operations of $5.7 million for the three months ended June 30, 2014 and $4.1 million for the six months ended June 30, 2014. The allowance for loan losses totaled $107.5 million at June 30, 2015, compared to $110.5 million at March 31, 2015 and $111.6 million at December 31, 2014, representing 0.93% of total loans at June 30, 2015, March 31, 2015 and December 31, 2014. The allowance for loan losses as a percentage of non-performing loans was 87.52% at June 30, 2015, compared to 92.95% at March 31, 2015 and 87.32% at December 31, 2014. The reduction in the allowance for loan losses at June 30, 2015 compared to December 31, 2014, and the provision credited to operations for the three and six months ended June 30, 2015, reflects the results of our quarterly reviews of the adequacy of the allowance for loan losses. We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the levels of delinquent and non-performing loans and continued improvement in our loan loss experience, as well as the improved asset quality in our loan portfolio as a result of reductions in the balances of certain loan classes we believe bear higher risk, such as residential interest-only loans and loans originated prior to 2008 and multi-family and commercial real estate mortgage loans originated prior to 2011, the high quality of our loan originations and the contraction of the overall loan portfolio.

Non-performing loans, which are comprised primarily of mortgage loans and exclude loans held-for-sale, totaled $122.8 million, or 1.07% of total loans, at June 30, 2015, compared to $127.8 million, or 1.07% of total loans, at December 31, 2014. The decrease in non-performing loans at June 30, 2015 compared to December 31, 2014 is primarily attributable to a decrease in non-performing multi-family and commercial real estate mortgage loans, partially offset by an increase in non-performing residential mortgage loans. The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages related to our non-performing loans are generally higher than the allowance coverage percentages related to our performing loans. In evaluating our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral. Net loan charge-offs totaled $33,000 for the three months ended June 30, 2015 and $790,000 for the six months ended June 30, 2015. This compares to $9.7 million, or 31 basis points of average loans outstanding, annualized, for the three months ended June 30, 2014 and $16.3 million or 26 basis points of average loans outstanding, annualized, for the six months ended June 30, 2014. Net loan charge-offs for the three and six months ended June 30, 2014 included $8.7 million related to the designation of a pool of non-performing residential mortgage loans as loans held-for-sale as of June 30, 2014.

When analyzing our asset quality trends and coverage ratios, consideration is given to the accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio. Included in our non-performing loans are residential mortgage loans which are 180 days or more past due for which we update our estimates of collateral values annually. We record a charge-off for the portion of the recorded investment in these loans in excess of the estimated fair value of the underlying collateral less estimated selling costs. Therefore, certain losses inherent in our non-performing residential mortgage loans are being recognized through a charge-off at 180 days past due and annually thereafter. The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans. Therefore, when reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs is considered. Non-performing residential mortgage loans which were 180 days or more past due at June 30, 2015 totaled $35.9 million, net of $4.5 million in charge-offs related to such loans, compared to $23.8 million, net of $2.1 million in charge-offs related to such loans, at December 31, 2014.

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio. We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time. Our 2015 second quarter analysis of loss severity on residential mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO or a short sale) to the loan’s original principal balance, indicated an average loss severity of approximately 26%, unchanged from our 2015 first quarter analysis and our 2014 fourth quarter analysis. Our analysis in the 2015 second quarter involved a review of residential REO sales and short sales which occurred during the 12 months ended March 31, 2015, as well as the sale of a substantial portion of our non-performing residential mortgage loans in the 2014 third quarter, and included both full documentation and reduced documentation loans in a variety of states with varying years of origination. Our 2015 second quarter analysis of charge-offs on multi-family and commercial real estate mortgage loans, which generally related to certain delinquent and non-performing loans transferred to held-for-sale and loans modified in a TDR during the 12 months ended March 31, 2015, indicated an average loss severity of approximately 29%, compared to approximately 32% in our 2015 first quarter analysis and 28% in our 2014 fourth quarter analysis. We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses. However, the uniqueness of each multi-family and commercial real estate loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses. We also consider the growth in our multi-family and commercial real estate mortgage loan portfolio in evaluating the adequacy of the allowance for loan losses. The ratio of the allowance for loan losses to non-performing loans was approximately 88% at June 30, 2015, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses. For additional information on the designation of a pool of non-performing residential mortgage loans as loans held-for-sale at June 30, 2014 and the subsequent sale in the 2014 third quarter, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2014 Annual Report on Form 10-K.

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

During the 2015 first quarter, total delinquent loans declined $28.0 million to $142.7 million at March 31, 2015, compared to $170.7 million at December 31, 2014. The decrease in total delinquent loans at March 31, 2015 compared to December 31, 2014 included a decrease of $17.0 million in delinquent residential mortgage loans, due primarily to a decline in loans which were 30-59 days past due, and a decline of $10.1 million in delinquent multi-family and commercial real estate mortgage loans, due primarily to a decline in loans which were 90 days or more past due. Net loan charge-offs increased to $757,000 for the 2015 first quarter compared to net loan recoveries of $316,000 for the 2014 fourth quarter. We continued to update our charge-off and loss analysis, including our predictive models, during the 2015 first quarter and updated our allowance coverage percentages accordingly. As a result of these factors, our allowance for loan losses decreased compared to December 31, 2014 and totaled $110.5 million at March 31, 2015 which resulted in a provision for loan losses credited to operations of $343,000 for the 2015 first quarter. During the 2015 second quarter, total delinquent loans increased $24.5 million to $167.2 million at June 30, 2015 compared to March 31, 2015. The increase in total delinquent loans at June 30, 2015 compared to March 31, 2015 included an increase of $19.9 million in delinquent residential mortgage loans, due in large part to an increase in loans which were 30-59 days past due, and an increase of $5.4 million in delinquent multi-family and commercial real estate mortgage loans, due to an increase in loans which were 90 days or more past due. Net loan charge-offs decreased to $33,000 for the 2015 second quarter compared to $757,000 for the 2015 first quarter. We continued to update our charge-off and loss analyses, including our predictive models, during the 2015 second quarter and updated our allowance coverage percentages accordingly. As a result of these factors, our allowance for loan losses decreased compared to March 31, 2015 and totaled $107.5 million at June 30, 2015 which resulted in a provision for loan losses credited to operations of $3.0 million for the three months ended June 30, 2015 and $3.3 million for the six months ended June 30, 2015.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses. We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, the levels and composition of delinquent and non-performing loans, our loss history and our evaluation of the housing and real estate markets and the current economic environment. The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at June 30, 2015 and December 31, 2014.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality” and Note 3 of Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, “Financial Statements (Unaudited).”

Non-Interest Income

Non-interest income increased $1.5 million to $15.3 million for the three months ended June 30, 2015, from $13.8 million for the three months ended June 30, 2014 primarily due to an increase in mortgage banking income, net. For the six months ended June 30, 2015, non-interest income increased $761,000 to $28.3 million, from $27.5 million for the six months ended June 30, 2014, primarily due to increases in mortgage banking income, net, and other non-interest income, partially offset by a decrease in customer service fees.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and provision for MSR valuation, increased $1.5 million to $2.1 million for the three months ended June 30, 2015, from $610,000 for the three months ended June 30, 2014. For the six months ended June 30, 2015, mortgage banking income, net increased $1.0 million to $2.4 million, from $1.4 million for the six months ended June 30, 2014. These increases were primarily due to a recovery recorded in the valuation allowance for the impairment of MSR in the three and six months ended June 30, 2015 compared to provisions recorded for the 2014 periods. The recovery recorded in 2015 was reflective of a decrease in the weighted average constant prepayment rate on mortgages and a corresponding increase in the estimated weighted average life of the servicing portfolio at June 30, 2015, compared to December 31, 2014, primarily attributable to the increase in the U.S. Treasury rates at the end of the 2015 second quarter. Net gain on sales of loans totaled $569,000 for the three months ended June 30, 2015 and $1.0 million for the six months ended June 30, 2015, compared to $347,000 for the three months ended June 30, 2014 and $794,000 for the six months ended June 30, 2014. The increase in net gain on sales of loans primarily reflected an increase in the volume of loans sold during the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, attributable to an increase in the levels of originations of such loans in 2015 compared to 2014.

Customer service fees decreased $159,000 to $8.9 million for the three months ended June 30, 2015, from $9.0 million for the three months ended June 30, 2014, and decreased $1.0 million to $17.1 million for the six months ended June 30, 2015, from $18.1 million for the six months ended June 30, 2014. These declines were primarily due to lower checking account charges, including overdraft charges, and automated teller machine fees.
Non-Interest Expense

Non-interest expense increased $283,000 to $71.9 million for the three months ended June 30, 2015, from $71.6 million for the three months ended June 30, 2014, and increased $172,000 to $142.0 million for the six months ended June 30, 2015, compared to $141.8 million for the six months ended June 30, 2014, as increases in compensation and benefits expense, occupancy, equipment and systems expense and advertising expense were substantially offset by decreases in federal deposit insurance premium expense and other non-interest expense. Our percentage of general and administrative expense to average assets, annualized, was 1.87% for the three months ended June 30, 2015 and 1.83% for the six months ended June 30, 2015, compared to 1.82% for the three months ended June 30, 2014 and 1.80% for the six months ended June 30, 2014, primarily due to the decline in average assets, coupled with the increase in general and administrative expense.

Compensation and benefits expense increased $3.3 million to $37.7 million for the three months ended June 30, 2015, from $34.4 million for the three months ended June 30, 2014, and increased $6.1 million to $73.9 million for the six months ended June 30, 2015, from $67.8 million for the six months ended June 30, 2014, reflective, in part, of growth in our business banking and certain risk management and systems areas. The increases included higher salaries, pension and other postretirement benefit costs and employer matching contributions for the 401(k) plan for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, partially offset by lower stock-based compensation costs for the first half of 2015 compared to the first half of 2014. Net periodic cost for our defined benefit pension plans and other postretirement benefit plan totaled $420,000 for the three months ended June 30, 2015 and $846,000 for the six months ended June 30, 2015, compared to a net periodic benefit of $175,000 for the three months ended June 30, 2014 and $559,000 for the six months ended June 30, 2014. This increase was primarily attributable to an increase in recognized net actuarial loss.

Occupancy, equipment and systems expense increased $1.2 million to $19.0 million for the three months ended June 30, 2015, compared to $17.8 million for the three months ended June 30, 2014, and increased $2.6 million to $38.6 million for the six months ended June 30, 2015, compared to $36.0 million for the six months ended June 30, 2014, reflecting increases in building repairs and maintenance, software maintenance and other data processing charges, depreciation expense and rent expense.

Federal deposit insurance premium expense decreased $3.0 million to $4.3 million for the three months ended June 30, 2015, compared to $7.3 million for the three months ended June 30, 2014, and decreased $7.3 million to $8.5 million for the six months ended June 30, 2015, compared to $15.8 million for the six months ended June 30, 2014, primarily due to a reduction in our assessment rate. Other non-interest expense decreased $1.6 million to $8.1 million for the three months ended June 30, 2015, compared to $9.7 million for the three months ended June 30, 2014, and decreased $2.3 million to $15.8 million for the six months ended June 30, 2015, compared to $18.1 million for the six months ended June 30, 2014, primarily due to a decline in foreclosure and other REO related expenses, partially offset by an increase in consulting expense.

Income Tax Expense

For the three months ended June 30, 2015, income tax expense totaled $152,000. On April 13, 2015, 2015 NY State legislation was signed into law in NY State that, among other things, (1) conforms NY City banking income tax laws to the 2014 NY State legislation, and (2) makes technical corrections to the 2014 NY State legislation. The 2015 NY State legislation is effective retroactively to tax years beginning on or after January 1, 2015. In addition, on June 30, 2015, the State of Connecticut enacted tax legislation which, for us, results in an increased apportionment of income subject to Connecticut taxation. The result of these legislative changes was the recognition of certain deferred tax assets and a reduction in income tax expense of $11.4 million. The impact of this change in tax legislation partially offset our income tax expense resulting from current operations of $11.6 million for the 2015 second quarter, representing an effective tax rate of 36.6%. This compares to income tax expense of $11.5 million for the three months ended June 30, 2014, representing an effective tax rate of 34.0%. See Note 1 of Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, "Financial Statements (Unaudited)," for additional information.

For the six months ended June 30, 2015, income tax expense totaled $9.7 million, essentially flat compared to the six months ended June 30, 2014. Both periods' results were impacted by changes in tax legislation that reduced income tax by $11.4 million for the six months ended June 30, 2015 and by $11.5 million for the six months ended June 30, 2014. The nature of the changes in the 2014 NY State legislation resulted in the recognition of certain deferred tax assets, with a corresponding reduction of income tax expense in the six months ended June 30, 2014. Prior to the effective date of the 2014 NY State legislation, we were subject to taxation in NY State under an alternative taxation method based on assets. The 2014 NY State legislation, among other things, removed that alternative method. Further, the new law (1) required that we will be taxed in a manner that resulted in an increase in our tax expense beginning in 2015 and (2) caused us to recognize temporary differences and net operating loss carry-forward benefits in 2014 which we were unable to recognize previously. The impact of these 2015 legislative changes partially offset our income tax expense resulting from current operations of $21.1 million for the six months ended June 30, 2015, representing an effective tax rate of 35.0%. The impact of the 2014 NY State legislation partially offset our income tax expense resulting from current operations of $21.2 million for the six months ended June 30, 2014, representing an effective tax rate of 33.3%. See "Results of Operations - General" for a reconciliation of income tax expense as reported and income tax expense excluding the impact of these legislative changes for the three and six months ended June 30, 2015 and June 30, 2014 which is a non-GAAP financial measure.

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

As a result of our continuing efforts to reposition the asset mix of our balance sheet, we have experienced increases in our multi-family and commercial real estate mortgage loan portfolio and declines in our residential mortgage loan portfolio over the past few years. Our multi-family mortgage loan portfolio increased to represent 34% of our total loan portfolio at June 30, 2015, compared to 33% at December 31, 2014, and our commercial real estate mortgage loan portfolio increased to represent 8% of our total loan portfolio compared to 7% at December 31, 2014. In contrast, our residential mortgage loan portfolio decreased to represent 56% of our total loan portfolio at June 30, 2015, compared to 58% at December 31, 2014. At June 30, 2015 and December 31, 2014, the remaining 2% of our total loan portfolio was comprised of consumer and other loans.

We continue to adhere to prudent underwriting standards.  We underwrite our residential mortgage loans primarily based upon our evaluation of the borrower’s ability to pay.  We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.  Additionally, we do not originate one-year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  Interest-only loans in our portfolio require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term. During the 2010 third quarter, we stopped offering interest-only loans.  At June 30, 2015, $1.15 billion of residential mortgage loans originated in prior years as interest-only loans were included in our portfolio of amortizing residential mortgage loans as a result of a refinance with us or through the conversion to amortizing loans at the end of their initial interest-only period, of which $207.7 million were refinanced or converted to amortizing loans during the six months ended June 30, 2015. Non-performing amortizing residential mortgage loans at June 30, 2015 included $27.2 million of loans originated as interest-only loans that are amortizing as a result of a refinance with us or through the conversion to amortizing at the end of their initial interest-only period. Reduced documentation loans in our portfolio are comprised primarily of SIFA (stated income, full asset) loans.  To a lesser extent, reduced documentation loans in our portfolio also include SISA (stated income, stated asset) loans.  During the 2007 fourth quarter, we stopped offering reduced documentation loans.

At June 30, 2015 and December 31, 2014, full documentation loans comprised 91% of our total mortgage loan portfolio and comprised 85% of our residential mortgage loan portfolio at June 30, 2015 and December 31, 2014.  The following table provides further details on the composition of our residential mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At June 30, 2015		At December 31, 2014
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Residential mortgage loans:
Full documentation interest-only (1)	$663,937	10.34%	$854,182	12.43%
Full documentation amortizing	4,800,026	74.77	5,003,693	72.79
Reduced documentation interest-only (1)(2)	510,044	7.94	611,008	8.89
Reduced documentation amortizing (2)	446,227	6.95	404,653	5.89
Total residential mortgage loans	$6,420,234	100.00%	$6,873,536	100.00%

(1)
Includes interest-only hybrid ARM loans originated prior to 2007 which were underwritten at the initial note rate, which may have been a discounted rate, totaling $795.6 million at June 30, 2015 and $1.06 billion at December 31, 2014.

(2)	Includes SISA loans totaling $145.0 million at June 30, 2015 and $148.9 million at December 31, 2014.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At June 30, 2015	At December 31, 2014
Non-performing loans (1) (2):
Mortgage loans:
Residential	$104,214	$100,155
Multi-family	6,819	13,646
Commercial real estate	5,416	7,971
Consumer and other loans	6,386	6,040
Total non-performing loans	122,835	127,812
REO, net (3)	23,399	35,723
Total non-performing assets	$146,234	$163,535
Non-performing loans to total loans	1.07%	1.07%
Non-performing loans to total assets	0.80	0.82
Non-performing assets to total assets	0.96	1.05
Allowance for loan losses to non-performing loans	87.52	87.32
Allowance for loan losses to total loans	0.93	0.93
 _______________________________________________

(1)
Non-performing loans, substantially all of which are non-accrual loans, included loans modified in a TDR totaling $64.6 million at June 30, 2015 and $68.4 million at December 31, 2014. Non-performing loans exclude loans which have been modified in a TDR that have been returned to accrual status.

(2)
Includes mortgage loans 90 days or more past due, primarily as to their maturity date but not their interest due, and still accruing interest totaling $3.0 million at June 30, 2015 and $4.1 million at December 31, 2014.

(3)
REO is net of a valuation allowance of $876,000 at June 30, 2015 and $839,000 at December 31, 2014 and included residential properties with a carrying value of $21.4 million at June 30, 2015 and $33.7 million at December 31, 2014.

Total non-performing assets decreased $17.3 million to $146.2 million at June 30, 2015 compared to $163.5 million at December 31, 2014, primarily due to a decrease in REO, net, coupled with a decrease in non-performing loans, which are comprised primarily of mortgage loans and exclude loans held-for-sale. The ratio of non-performing assets to total assets decreased to 0.96% at June 30, 2015, compared to 1.05% at December 31, 2014, due to the decline in non-performing assets, partially offset by a decrease in total assets. REO, net, decreased $12.3 million to $23.4 million at June 30, 2015, compared to $35.7 million at December 31, 2014. This decline reflected an excess of the volume of REO sold over the volume of loans that shifted from non-performing delinquent loans to REO through the completion of the foreclosure process during the first half of 2015. Non-performing loans, the most significant component of non-performing assets, decreased $5.0 million to $122.8 million at June 30, 2015, compared to $127.8 million at December 31, 2014. The ratio of non-performing loans to total loans was 1.07% at June 30, 2015, unchanged from December 31, 2014. The decrease in non-performing loans at June 30, 2015 compared to December 31, 2014 was primarily attributable to a decrease in non-performing multi-family mortgage loans, due in large part to the sale of a group of related loans to an unrelated third party at a price that approximated the recorded investment in the loans.

We may agree, in certain instances, to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR.  Modifications as a result of a TDR may include, but are not limited to, interest rate modifications, payment deferrals, restructuring of payments to interest-only from amortizing and/or extensions of maturity dates.  Modifications which result in insignificant payment delays and payment shortfalls are generally not classified as a TDR. Residential mortgage loans discharged in a Chapter 7 bankruptcy filing are also reported as loans modified in a TDR as relief granted by a court is also viewed as a concession to the borrower in the loan agreement.  Loans modified in a TDR are individually classified as impaired and are initially placed on non-accrual status regardless of their delinquency status and reported as non-performing loans.  Loans modified in a TDR which are included in non-performing loans totaled $64.6 million at June 30, 2015 and $68.4 million at December 31, 2014, of which $53.5 million at June 30, 2015 and $60.4 million at December 31, 2014 were current or less than 90 days past due. Loans modified in a TDR remain as non-performing loans in non-accrual status until we determine that future collection of principal and interest is reasonably assured.  Where we have agreed to modify the contractual terms of a borrower’s loan, we require the borrower to demonstrate performance according to the restructured terms, generally for a period of at least six months, prior to returning the loan to accrual status.  Loans modified in a TDR which have been returned to accrual status are excluded from non-performing loans, but remain classified as impaired.  As a result of the migration of restructured loans from non-accrual to accrual status as borrowers complied with the terms of their restructure agreement for a satisfactory period of time, restructured accruing loans increased to $107.2 million at June 30, 2015, compared to $106.0 million at December 31, 2014.

We discontinue accruing interest on loans when they become 90 days past due as to their payment due date and at the time a loan is deemed a TDR.  We may also discontinue accruing interest on certain other loans because of deterioration in financial or other conditions of the borrower.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and, presuming we deem the remaining recorded investment in the loan to be fully collectible, income is recognized only to the extent cash is received until a return to accrual status is warranted.  In some circumstances, we may continue to accrue interest on mortgage loans 90 days or more past due, primarily as to their maturity date but not their interest due.  In other cases, we may defer recognition of income until the principal balance has been recovered.  If all non-accrual loans at June 30, 2015 and 2014 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $2.5 million for the six months ended June 30, 2015 and $6.5 million for the six months ended June 30, 2014.  Actual payments recorded as interest income, with respect to such loans, totaled $1.4 million for the six months ended June 30, 2015 and $2.2 million for the six months ended June 30, 2014.

In addition to non-performing loans, we had $131.5 million of potential problem loans at June 30, 2015, including $82.6 million of residential mortgage loans and $46.0 million of multi-family and commercial real estate mortgage loans, compared to $132.8 million of potential problem loans at December 31, 2014, including $85.3 million of residential mortgage loans and $46.5 million of multi-family and commercial real estate mortgage loans. Such loans include loans 60-89 days past due and accruing interest and certain other internally adversely classified loans.

Non-performing residential mortgage loans continue to include a greater concentration of reduced documentation loans as compared to the entire residential mortgage loan portfolio. Reduced documentation loans represented only 15% of the residential mortgage loan portfolio, yet represented 45% of non-performing residential mortgage loans at June 30, 2015. The following table provides further details on the composition of our non-performing residential mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At June 30, 2015		At December 31, 2014
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-performing residential mortgage loans:
Full documentation interest-only	$24,854	23.85%	$28,027	27.98%
Full documentation amortizing	31,983	30.69	21,813	21.78
Reduced documentation interest-only	37,802	36.27	42,584	42.52
Reduced documentation amortizing	9,575	9.19	7,731	7.72
Total non-performing residential mortgage loans (1)	$104,214	100.00%	$100,155	100.00%

(1)
Includes $51.9 million of loans less than 90 days past due at June 30, 2015, of which $45.6 million were current, and includes $55.2 million of loans less than 90 days past due at December 31, 2014, of which $49.1 million were current.

The following table provides details on the geographic composition of both our total and non-performing residential mortgage loans at June 30, 2015.

	Residential Mortgage Loans At June 30, 2015
(Dollars in Millions)	Total Loans	Percent of Total Loans	Total Non-Performing Loans (1)	Percent of Total Non-Performing Loans	Non-Performing Loans as Percent of State Totals
State:
New York	$1,920.1	30.0%	$10.5	10.1%	0.55%
Connecticut	631.8	9.8	6.1	5.9	0.97
Illinois	548.5	8.5	13.0	12.5	2.37
Massachusetts	543.8	8.5	3.7	3.6	0.68
Virginia	494.0	7.7	11.9	11.4	2.41
New Jersey	448.6	7.0	18.2	17.3	4.06
Maryland	412.4	6.4	16.0	15.4	3.88
California	352.8	5.5	10.8	10.4	3.06
Washington	206.6	3.2	—	—	—
Texas	163.1	2.5	—	—	—
All other states (2)(3)	698.5	10.9	14.0	13.4	2.00
Total	$6,420.2	100.0%	$104.2	100.0%	1.62%

(1) Includes $51.9 million of loans which were current or less than 90 days past due.
(2) Includes 25 states and Washington, D.C.
(3) Includes Florida with $112.1 million of total loans, of which $4.2 million were non-performing loans.

At June 30, 2015, substantially all of our multi-family and commercial real estate mortgage loans and all of the non-performing multi-family and commercial real estate mortgage loans were secured by properties located in the New York metropolitan area.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
At June 30, 2015:
Mortgage loans:
Residential	227	$70,917	65	$19,263	175	$52,268
Multi-family	30	5,319	10	1,466	20	4,850
Commercial real estate	5	2,508	—	—	2	2,794
Consumer and other loans	28	1,067	12	499	50	6,243
Total delinquent loans	290	$79,811	87	$21,228	247	$66,155
Delinquent loans to total loans		0.69%		0.18%		0.57%

At December 31, 2014:
Mortgage loans:
Residential	255	$73,326	70	$21,290	148	$44,989
Multi-family	26	4,294	11	2,568	26	8,917
Commercial real estate	7	2,476	1	493	2	2,888
Consumer and other loans	58	2,430	17	962	52	6,040
Total delinquent loans	346	$82,526	99	$25,313	228	$62,834
Delinquent loans to total loans		0.69%		0.21%		0.53%

Delinquent loans totaled $167.2 million at June 30, 2015, a decline of $3.5 million compared to $170.7 million at December 31, 2014. The decrease in total delinquent loans at June 30, 2015 compared to December 31, 2014 includes decreases of $4.1 million in delinquent multi-family mortgage loans, due primarily to a decline in loans which were 90 days or more past due, and $1.6 million in consumer and other loans, due primarily to a decline in loans which were 30-89 days past due, partially offset by an increase of $2.8 million in delinquent residential mortgage loans due to an increase in loans which were 90 days or more past due, partially offset by a decrease in loans which were 30-89 days past due.

During the 2015 second quarter, total delinquent loans increased $24.5 million to $167.2 million at June 30, 2015 compared to March 31, 2015. The increase in total delinquent loans at June 30, 2015 compared to March 31, 2015 included an increase of $19.9 million in delinquent residential mortgage loans, due in large part to an increase in loans which were 30-59 days past due, and an increase of $5.4 million in delinquent multi-family and commercial real estate mortgage loans, due to an increase in loans which were 90 days or more past due.

Allowance for Loan Losses

The following table summarizes activity in the allowance for loan losses.

(In Thousands)	For the Six Months Ended June 30, 2015
Balance at January 1, 2015	$111,600
Provision credited to operations	(3,310)
Charge-offs:
Residential	(3,359)
Multi-family	(345)
Commercial real estate	(142)
Consumer and other loans	(435)
Total charge-offs	(4,281)
Recoveries:
Residential	1,976
Multi-family	1,296
Consumer and other loans	219
Total recoveries	3,491
Net charge-offs	(790)
Balance at June 30, 2015	$107,500

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

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods.  Gap analysis does not indicate the impact of general interest rate movements on our net interest income because the actual repricing dates of various assets and liabilities will differ from our estimates and it does not give consideration to the runoff and repricing rates of the assets and liabilities. In addition to the foregoing, the exercise of embedded call options modeled in the Gap analysis may differ from actual experience.

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2015 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The Gap Table includes $450.0 million of callable borrowings that mature in three to five years, that are classified according to their projected call dates in the more than one year to three years category. In addition, the Gap Table includes callable securities with an amortized cost of $306.0 million, substantially all of which are callable within one year and at various times thereafter, classified according to their maturity dates in the more than five years category. The classification of callable borrowings and securities according to their maturity or projected call dates is based on the market value analytics of our interest rate risk model.  As indicated in the Gap Table, our one-year interest rate sensitivity gap at June 30, 2015 was positive 1.34% compared to negative 1.87% at December 31, 2014.

	At June 30, 2015
(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$4,024,640	$2,964,044	$2,275,634	$1,952,608	$11,216,926
Consumer and other loans (1)	220,324	9,445	4,496	3,265	237,530
Interest-earning cash accounts	137,481	—	—	—	137,481
Securities available-for-sale (2)	64,117	67,752	59,594	237,933	429,396
Securities held-to-maturity	330,859	391,499	339,654	1,094,870	2,156,882
FHLB-NY stock	—	—	—	138,384	138,384
Total interest-earning assets	4,777,421	3,432,740	2,679,378	3,427,060	14,316,599
Interest-bearing liabilities:
Savings	294,118	353,410	294,092	1,244,850	2,186,470
Money market	1,223,214	733,867	489,347	—	2,446,428
NOW and demand deposit	76,215	211,863	191,437	1,807,804	2,287,319
Certificates of deposit	1,243,288	627,114	437,151	—	2,307,553
Borrowings, net (3)	1,735,000	823,957	1,400,000	100,000	4,058,957
Total interest-bearing liabilities	4,571,835	2,750,211	2,812,027	3,152,654	13,286,727
Interest rate sensitivity gap	205,586	682,529	(132,649)	274,406	$1,029,872
Cumulative interest rate sensitivity gap	$205,586	$888,115	$755,466	$1,029,872

Cumulative interest rate sensitivity gap as a percentage of total assets	1.34%	5.81%	4.94%	6.73%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	104.50%	112.13%	107.45%	107.75%

 _______________________________________________

(1)
Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-accrual loans, except non-accrual residential mortgage loans which are current or less than 90 days past due, and the allowance for loan losses.

(2)	At amortized cost.

(3)	Classified according to projected repricing, maturity or call date.

Net Interest Income Sensitivity Analysis

In managing interest rate risk, we also use an internal income simulation model for our net interest income sensitivity analyses.  These analyses measure changes in projected net interest income over various time periods resulting from hypothetical changes in interest rates.  The interest rate scenarios most commonly analyzed reflect gradual and reasonable changes over a specified time period, which is typically one or two years.  The base net interest income projection utilizes similar assumptions as those reflected in the Gap Table, assumes that cash flows are reinvested in similar assets and liabilities and that interest rates as of the reporting date remain constant over the projection period.  For each alternative interest rate scenario, corresponding changes in the cash flow and repricing assumptions of each financial instrument, consisting of all our interest-earning assets and interest-bearing liabilities included in the Gap Table, are made to determine the impact on net interest income.

We perform analyses of interest rate increases and decreases of up to 400 basis points (when reasonably practical) over various time horizons although changes in interest rates of 200 basis points over a one year horizon is a more common and reasonable scenario for analytical purposes. Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the 12 month period beginning July 1, 2015 would decrease by approximately 2.76% from the base projection. At December 31, 2014, in the up 200 basis point scenario, our projected net interest income for the 12 month period beginning January 1, 2015 would have decreased by approximately 7.18% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points through quarterly parallel decrements of 25 basis points, subject to floors, beginning with our June 30, 2015 analysis, that have been established based on historical observation, our projected net interest income for the 12 month period beginning July 1, 2015 would decrease by approximately 2.19% from the base projection. At December 31, 2014, in the down 100 basis point scenario, our projected net interest income for the 12 month period beginning January 1, 2015 would have decreased by approximately 2.66% from the base projection. The December 31, 2014 analysis did not include the floor assumptions used in the June 30, 2015 analysis.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, although our net interest income sensitivity analyses may provide an indication of our interest rate risk exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from bank owned life insurance and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the 12 month period beginning July 1, 2015 would increase by approximately $2.8 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the 12 month period beginning July 1, 2015 would decrease by approximately $2.6 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and net interest income sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2014 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Monte N. Redman, our President and Chief Executive Officer, and Frank E. Fusco, our Senior Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2015.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

City of New York Notice of Determination
By "Notice of Determination" dated September 14, 2010 and August 26, 2011, or the 2010 and 2011 Notices, the City of New York notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years. The deficiencies related to our operation of Fidata and AF Mortgage, subsidiaries of Astoria Bank. We disagree with the assertion of the tax deficiencies. Hearings in the 2006-08 Tax Matter were held before the NYC Tax Appeals Tribunal in March and April 2013. On October 29, 2014, the NYC Tax Appeals Tribunal issued a decision favorable to us canceling the 2010 and 2011 Notices. The City of New York appealed the decision of the NYC Tax Appeals Tribunal. The parties have prepared and submitted briefs to the NYC Tax Appeals Tribunal and are awaiting the scheduling of a hearing date for the appeal. At this time, management believes it is more likely than not that we will succeed in defending against the City of New York’s appeal. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at June 30, 2015 with respect to this matter.

By “Notice of Determination” dated November 19, 2014, or the 2014 Notice, the City of New York notified us of an alleged tax deficiency in the amount of $6.1 million, including interest and penalties, related to our 2009 and 2010 tax years. This deficiency related to our operation of Fidata and AF Mortgage and the basis of the 2014 Notice is substantially the same as that of the 2010 and 2011 Notices. We disagree with the assertion of the tax deficiency and we filed a Petition for Hearing with the City of New York on February 13, 2015 to oppose the 2014 Notice. By notice dated June 4, 2015, the NYC Tax Appeals Tribunal informed the parties that these proceedings have been adjourned pending the resolution of the 2006-08 Tax Matter, the outcome of which may be determinative of some or all of the issues in this matter. At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position asserted in the 2014 Notice. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at June 30, 2015 with respect to this matter.

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

ITEM 1A.  Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2014 Annual Report on Form 10-K and Part II, Item 1A, "Risk Factors," in our March 31, 2015 Quarterly Report on Form 10-Q.  There were no material changes in risk factors relevant to our operations since March 31, 2015.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At June 30, 2015, a maximum of 8,107,300 shares may yet be purchased under this plan.  However, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

See Index of Exhibits on page 81.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

Dated:	August 7, 2015	By:	/s/	Monte N. Redman
Monte N. Redman
President and Chief Executive Officer

Dated:	August 7, 2015	By:	/s/	Frank E. Fusco
Frank E. Fusco
Senior Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Dated:	August 7, 2015	By:	/s/	John F. Kennedy
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