Form 10-Q
period 2015-09-30
ASTORIA FINANCIAL CORP
filed 2015-11-06
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Large accelerated filer ☒ Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, October 30, 2015
$0.01 Par Value	100,786,299

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	(Unaudited)
(In Thousands, Except Share Data)	At September 30, 2015	At December 31, 2014
Assets:
Cash and due from banks	$196,525	$143,185
Available-for-sale securities:
Encumbered	108,580	110,784
Unencumbered	338,878	273,575
Total available-for-sale securities	447,458	384,359
Held-to-maturity securities, fair value of $2,215,444 and $2,131,371, respectively:
Encumbered	1,092,518	1,147,991
Unencumbered	1,105,111	985,813
Total held-to-maturity securities	2,197,629	2,133,804
Federal Home Loan Bank of New York stock, at cost	128,687	140,754
Loans held-for-sale, net	5,918	7,640
Loans receivable	11,253,372	11,957,448
Allowance for loan losses	(103,500)	(111,600)
Loans receivable, net	11,149,872	11,845,848
Mortgage servicing rights, net	10,488	11,401
Accrued interest receivable	36,769	36,628
Premises and equipment, net	111,205	111,622
Goodwill	185,151	185,151
Bank owned life insurance	437,366	430,768
Real estate owned, net	19,146	35,723
Other assets	172,990	173,138
Total assets	$15,099,204	$15,640,021
Liabilities:
Deposits:
NOW and demand deposit	$2,273,670	$2,198,777
Money market	2,523,575	2,373,484
Savings	2,151,262	2,237,142
Certificates of deposit	2,099,954	2,695,506
Total deposits	9,048,461	9,504,909
Federal funds purchased	530,000	455,000
Reverse repurchase agreements	1,100,000	1,100,000
Federal Home Loan Bank of New York advances	2,127,000	2,384,000
Other borrowings, net	249,089	248,691
Mortgage escrow funds	144,565	115,400
Accrued expenses and other liabilities	252,907	251,951
Total liabilities	13,452,022	14,059,951
Stockholders’ Equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series C (150,000 shares authorized; and 135,000 shares issued and outstanding)	129,796	129,796
Common stock, $0.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 100,786,186 and 99,940,399 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	898,631	897,049
Retained earnings	2,037,367	1,992,833
Treasury stock (65,708,702 and 66,554,489 shares, at cost, respectively)	(1,357,844)	(1,375,322)
Accumulated other comprehensive loss	(62,433)	(65,951)
Total stockholders’ equity	1,647,182	1,580,070
Total liabilities and stockholders’ equity	$15,099,204	$15,640,021
See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands, Except Share Data)	2015	2014	2015	2014
Interest income:
Residential mortgage loans	$49,899	$58,268	$155,236	$185,516
Multi-family and commercial real estate mortgage loans	47,979	45,693	144,082	132,430
Consumer and other loans	2,208	2,157	6,640	6,328
Mortgage-backed and other securities	15,816	14,528	46,124	42,321
Interest-earning cash accounts	109	83	305	232
Federal Home Loan Bank of New York stock	1,407	1,486	4,390	4,777
Total interest income	117,418	122,215	356,777	371,604
Interest expense:
Deposits	8,577	12,804	29,250	38,856
Borrowings	24,107	24,791	71,922	74,384
Total interest expense	32,684	37,595	101,172	113,240
Net interest income	84,734	84,620	255,605	258,364
Provision for loan losses credited to operations	(4,439)	(3,042)	(7,749)	(7,153)
Net interest income after provision for loan losses	89,173	87,662	263,354	265,517
Non-interest income:
Customer service fees	8,322	9,183	25,404	27,233
Other loan fees	637	591	1,743	1,846
Gain on sales of securities	—	141	72	141
Mortgage banking income, net	132	1,252	2,535	2,662
Income from bank owned life insurance	2,222	2,150	6,598	6,278
Other	1,539	436	4,775	3,107
Total non-interest income	12,852	13,753	41,127	41,267
Non-interest expense:
General and administrative:
Compensation and benefits	38,356	34,191	112,292	101,994
Occupancy, equipment and systems	18,962	18,048	57,600	54,015
Federal deposit insurance premium	4,163	6,558	12,699	22,404
Advertising	2,784	5,023	7,849	9,173
Other	8,324	8,531	24,137	26,581
Total non-interest expense	72,589	72,351	214,577	214,167
Income before income tax expense	29,436	29,064	89,904	92,617
Income tax expense	10,530	10,256	20,260	19,960
Net income	18,906	18,808	69,644	72,657
Preferred stock dividends	2,194	2,194	6,582	6,582
Net income available to common shareholders	$16,712	$16,614	$63,062	$66,075

Basic earnings per common share	$0.17	$0.17	$0.63	$0.66
Diluted earnings per common share	$0.17	$0.17	$0.63	$0.66

Basic weighted average common shares outstanding	99,700,759	98,453,265	99,540,721	98,279,671
Diluted weighted average common shares outstanding	100,067,159	98,453,265	99,907,121	98,279,671

 See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014

Net income	$18,906	$18,808	$69,644	$72,657

Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale:
Net unrealized holding gain (loss) on securities arising during the period	2,903	(420)	2,148	7,272
Reclassification adjustment for gain on sales of securities included in net income	—	(91)	(43)	(91)
Net unrealized gain (loss) on securities available-for-sale	2,903	(511)	2,105	7,181

Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	442	147	1,328	443

Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	29	31	85	92

Total other comprehensive income (loss), net of tax	3,374	(333)	3,518	7,716

Comprehensive income	$22,280	$18,475	$73,162	$80,373

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2015 and 2014

(In Thousands, Except Share Data)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss

Balance at December 31, 2014	$1,580,070	$129,796	$1,665	$897,049	$1,992,833	$(1,375,322)	$(65,951)

Net income	69,644	—	—	—	69,644	—	—

Other comprehensive income, net of tax	3,518	—	—	—	—	—	3,518

Dividends on preferred stock ($48.75 per share)	(6,582)	—	—	—	(6,582)	—	—

Dividends on common stock ($0.12 per share)	(12,052)	—	—	—	(12,052)	—	—

Sales of treasury stock (479,751 shares)	6,124	—	—	—	(3,789)	9,913	—

Restricted stock grants (429,752 shares)	—	—	—	(5,608)	(3,273)	8,881	—

Forfeitures of restricted stock (63,716 shares)	—	—	—	747	569	(1,316)	—

Stock-based compensation	6,432	—	—	6,415	17	—	—

Net tax benefit excess from stock-based compensation	28	—	—	28	—	—	—

Balance at September 30, 2015	$1,647,182	$129,796	$1,665	$898,631	$2,037,367	$(1,357,844)	$(62,433)

Balance at December 31, 2013	$1,519,513	$129,796	$1,665	$894,297	$1,930,026	$(1,398,021)	$(38,250)

Net income	72,657	—	—	—	72,657	—	—

Other comprehensive income, net of tax	7,716	—	—	—	—	—	7,716

Dividends on preferred stock ($48.75 per share)	(6,582)	—	—	—	(6,582)	—	—

Dividends on common stock ($0.12 per share)	(11,929)	—	—	—	(11,929)	—	—

Sales of treasury stock (459,836 shares)	6,092	—	—	—	(3,410)	9,502	—

Restricted stock grants (429,346 shares)	—	—	—	(5,422)	(3,450)	8,872	—

Forfeitures of restricted stock (23,590 shares)	—	—	—	281	206	(487)	—

Stock-based compensation	6,488	—	—	6,477	11	—	—

Net tax benefit excess from stock-based compensation	51	—	—	51	—	—	—

Balance at September 30, 2014	$1,594,006	$129,796	$1,665	$895,684	$1,977,529	$(1,380,134)	$(30,534)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
(In Thousands)	2015	2014
Cash flows from operating activities:
Net income	$69,644	$72,657
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on loans	9,018	8,905
Net amortization on securities and borrowings	7,067	6,947
Net provision for loan and real estate losses credited to operations	(6,703)	(6,137)
Depreciation and amortization	9,495	8,889
Net gain on sales of loans and securities	(1,567)	(528)
Mortgage servicing rights amortization and valuation allowance adjustments, net	1,941	1,681
Stock-based compensation	6,432	6,488
Originations of loans held-for-sale	(90,841)	(73,653)
Proceeds from sales and principal repayments of loans held-for-sale	94,495	73,289
(Increase) decrease in accrued interest receivable	(141)	290
Bank owned life insurance income and insurance proceeds received, net	(6,598)	(5,195)
(Increase) decrease in other assets	(1,926)	7,162
Increase in accrued expenses and other liabilities	2,611	32,159
Net cash provided by operating activities	92,927	132,954
Cash flows from investing activities:
Originations of loans receivable	(1,028,137)	(1,062,910)
Loan purchases through third parties	(187,821)	(141,033)
Principal payments on loans receivable	1,897,447	1,482,443
Proceeds from sales of delinquent and non-performing loans	7,483	178,470
Purchases of securities held-to-maturity	(425,463)	(459,943)
Purchases of securities available-for-sale	(113,833)	—
Principal payments on securities held-to-maturity	355,657	250,468
Principal payments on securities available-for-sale	34,736	31,031
Proceeds from sales of securities available-for-sale	19,026	14,447
Net redemptions of Federal Home Loan Bank of New York stock	12,067	18,809
Proceeds from sales of real estate owned, net	20,114	40,718
Purchases of premises and equipment, net of proceeds from sales	(9,098)	(6,945)
Net cash provided by investing activities	582,178	345,555
Cash flows from financing activities:
Net decrease in deposits	(456,448)	(242,549)
Net decrease in borrowings with original terms of three months or less	(182,000)	(76,000)
Repayments of borrowings with original terms greater than three months	—	(150,000)
Net increase in mortgage escrow funds	29,165	28,885
Proceeds from sales of treasury stock	6,124	6,092
Cash dividends paid to stockholders	(18,634)	(18,511)
Net tax benefit excess from stock-based compensation	28	51
Net cash used in financing activities	(621,765)	(452,032)
Net increase in cash and cash equivalents	53,340	26,477
Cash and cash equivalents at beginning of period	143,185	121,950
Cash and cash equivalents at end of period	$196,525	$148,427

Supplemental disclosures:
Interest paid	$97,982	$110,171
Income taxes paid	$27,217	$10,665
Additions to real estate owned	$4,583	$41,556
Loans transferred to held-for-sale	$8,948	$187,769

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1.    Basis of Presentation

The accompanying consolidated financial statements include the accounts of Astoria Financial Corporation and its wholly-owned subsidiaries: Astoria Bank and its subsidiaries, referred to as Astoria Bank, and AF Insurance Agency, Inc.  As used in this quarterly report, "Astoria," “we,” “us” and “our” refer to Astoria Financial Corporation and its consolidated subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2015 and December 31, 2014, our results of operations and other comprehensive income for the three and nine months ended September 30, 2015 and 2014, changes in our stockholders’ equity for the nine months ended September 30, 2015 and our cash flows for the nine months ended September 30, 2015 and 2014.  In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of September 30, 2015 and December 31, 2014, and amounts of revenues, expenses and other comprehensive income in the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2015 and 2014.  The results of operations and other comprehensive income for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations and other comprehensive income to be expected for the remainder of the year.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.

These consolidated financial statements should be read in conjunction with our December 31, 2014 audited consolidated financial statements and related notes included in our 2014 Annual Report on Form 10-K.

Recent Developments

On October 28, 2015, Astoria entered into an Agreement and Plan of Merger, or the Merger Agreement, with New York Community Bancorp, Inc., a Delaware corporation, or NYCB. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Astoria will merge with and into NYCB, with NYCB as the surviving corporation, such merger referred to as the Merger. Immediately following the Merger, Astoria’s wholly owned subsidiary, Astoria Bank, will merge with and into NYCB’s wholly owned subsidiary, New York Community Bank, such merger referred to as the Bank Merger. New York Community Bank will be the surviving entity in the Bank Merger. The Merger Agreement was unanimously approved and adopted by the Board of Directors of each of Astoria and NYCB.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, or the Effective Time, Astoria stockholders will have the right to receive one share of common stock, par value $0.01 per share, of NYCB, or NYCB Common Stock, for each share of common stock, par value $0.01 per share, of Astoria Financial Corporation, or Astoria Common Stock, and $0.50 in cash.

The Merger Agreement also provides that, among other things, the boards of directors of NYCB and New York Community Bank following the Effective Time will each be increased in size by two, and NYCB will appoint Monte N. Redman, President and Chief Executive Officer of Astoria and Astoria Bank, and Ralph

Palleschi, Chairman of Astoria and Astoria Bank to fill the resulting vacancies. The Merger Agreement also provides that NYCB will invite the Astoria directors who do not join the boards of directors of NYCB and New York Community Bank to serve as members of the board of the Astoria Bank Division of New York Community Bank for three years.

The Merger Agreement contains customary representations and warranties from both Astoria and NYCB, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of Astoria’s and NYCB’s businesses during the interim period between the execution of the Merger Agreement and the Effective Time, (2) the obligation of NYCB to call a meeting of its stockholders to adopt the Merger Agreement and approve an amendment to its charter to increase the authorized shares of NYCB Common Stock from 600 million to 900 million, and, subject to certain exceptions, to recommend that its stockholders adopt the Merger Agreement and the transactions contemplated thereby, (3) the obligation of Astoria to call a meeting of its stockholders to adopt the Merger Agreement, and, subject to certain exceptions, to recommend that its stockholders adopt the Merger Agreement, (4) Astoria’s non-solicitation obligations relating to alternative acquisition proposals. Astoria and NYCB have agreed to use their reasonable best efforts to prepare and file all applications, notices, and other documents to obtain all necessary consents and approvals for consummation of the transactions contemplated by the Merger Agreement.

The completion of the Merger is subject to customary conditions, including (1) adoption of the Merger Agreement by Astoria’s stockholders, (2) adoption of the Merger Agreement and approval of the charter amendment by NYCB’s stockholders, (3) authorization for listing on the New York Stock Exchange, or NYSE, of the shares of NYCB Common Stock to be issued in the Merger, (4) the receipt of required regulatory approvals, including the approval of the Board of Governors of the Federal Reserve System, or the FRB, the Federal Deposit Insurance Corporation, or the FDIC, and the New York State Department of Financial Services, or the DFS, (5) effectiveness of the registration statement on Form S-4 for the NYCB Common Stock to be issued in the Merger, and (6) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (2) performance in all material respects by the other party of its obligations under the Merger Agreement and (3) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, or the Code.

The Merger Agreement also provides certain termination rights for both Astoria and NYCB and further provides that a termination fee of $69.5 million will be payable by either Astoria or NYCB, as applicable, upon termination of the Merger Agreement under certain circumstances.

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

	At September 30, 2015
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE (1) issuance REMICs and CMOs (2)	$329,635	$4,821	$(472)	$333,984
Non-GSE issuance REMICs and CMOs	3,548	16	(8)	3,556
GSE pass-through certificates	11,205	531	(2)	11,734
Total residential mortgage-backed securities	344,388	5,368	(482)	349,274
Obligations of GSEs	98,683	14	(515)	98,182
Fannie Mae stock	15	—	(13)	2
Total securities available-for-sale	$443,086	$5,382	$(1,010)	$447,458
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,411,120	$18,691	$(6,804)	$1,423,007
Non-GSE issuance REMICs and CMOs	200	—	(5)	195
GSE pass-through certificates	258,825	2,946	(1,649)	260,122
Total residential mortgage-backed securities	1,670,145	21,637	(8,458)	1,683,324
Multi-family mortgage-backed securities:
GSE issuance REMICs	289,674	4,359	(12)	294,021
Obligations of GSEs	207,355	659	(295)	207,719
Corporate debt securities	30,000	—	(75)	29,925
Other	455	—	—	455
Total securities held-to-maturity	$2,197,629	$26,655	$(8,840)	$2,215,444

(1)	Government-sponsored enterprise

(2)	Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2014
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$266,946	$3,608	$(1,556)	$268,998
Non-GSE issuance REMICs and CMOs	5,071	34	(1)	5,104
GSE pass-through certificates	12,919	640	(2)	13,557
Total residential mortgage-backed securities	284,936	4,282	(1,559)	287,659
Obligations of GSEs	98,680	—	(1,982)	96,698
Fannie Mae stock	15	—	(13)	2
Total securities available-for-sale	$383,631	$4,282	$(3,554)	$384,359
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,575,402	$14,536	$(14,041)	$1,575,897
Non-GSE issuance REMICs and CMOs	2,482	31	(7)	2,506
GSE pass-through certificates	281,685	2,442	(3,877)	280,250
Total residential mortgage-backed securities	1,859,569	17,009	(17,925)	1,858,653
Multi-family mortgage-backed securities:
GSE issuance REMICs	154,381	554	(590)	154,345
Obligations of GSEs	119,336	42	(1,523)	117,855
Other	518	—	—	518
Total securities held-to-maturity	$2,133,804	$17,605	$(20,038)	$2,131,371

The following tables set forth the estimated fair values of securities with gross unrealized losses at the dates indicated, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the dates indicated.

	At September 30, 2015
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$70,706	$(472)	$—	$—	$70,706	$(472)
Non-GSE issuance REMICs and CMOs	80	(2)	70	(6)	150	(8)
GSE pass-through certificates	97	(1)	107	(1)	204	(2)
Obligations of GSEs	24,952	(32)	48,225	(483)	73,177	(515)
Fannie Mae stock	—	—	2	(13)	2	(13)
Total temporarily impaired securities available-for-sale	$95,835	$(507)	$48,404	$(503)	$144,239	$(1,010)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$66,064	$(485)	$305,095	$(6,319)	$371,159	$(6,804)
Non-GSE issuance REMICs and CMOs	—	—	195	(5)	195	(5)
GSE pass-through certificates	18	(1)	110,412	(1,648)	110,430	(1,649)
Multi-family mortgage-backed securities:
GSE issuance REMICs	10,686	(12)	—	—	10,686	(12)
Obligations of GSEs	51,080	(295)	—	—	51,080	(295)
Corporate debt securities	19,925	(75)	—	—	19,925	(75)
Total temporarily impaired securities held-to-maturity	$147,773	$(868)	$415,702	$(7,972)	$563,475	$(8,840)

	At December 31, 2014
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$20,587	$(159)	$75,444	$(1,397)	$96,031	$(1,556)
Non-GSE issuance REMICs and CMOs	—	—	96	(1)	96	(1)
GSE pass-through certificates	53	(1)	64	(1)	117	(2)
Obligations of GSEs	24,586	(395)	72,112	(1,587)	96,698	(1,982)
Fannie Mae stock	—	—	2	(13)	2	(13)
Total temporarily impaired securities available-for-sale	$45,226	$(555)	$147,718	$(2,999)	$192,944	$(3,554)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$121,861	$(302)	$500,348	$(13,739)	$622,209	$(14,041)
Non-GSE issuance REMICs and CMOs	—	—	294	(7)	294	(7)
GSE pass-through certificates	—	—	164,453	(3,877)	164,453	(3,877)
Multi-family mortgage-backed securities:
GSE issuance REMICs	100,355	(590)	—	—	100,355	(590)
Obligations of GSEs	—	—	79,413	(1,523)	79,413	(1,523)
Total temporarily impaired securities held-to-maturity	$222,216	$(892)	$744,508	$(19,146)	$966,724	$(20,038)

We held 70 securities which had an unrealized loss at September 30, 2015 and 80 securities which had an unrealized loss at December 31, 2014.  At September 30, 2015 and December 31, 2014, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  None of the unrealized losses are related to credit losses.  Therefore, at September 30, 2015 and December 31, 2014, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

During the nine months ended September 30, 2015, proceeds from sales of securities from the available-for-sale portfolio totaled $19.0 million, resulting in gross realized gains of $72,000. During the nine months ended September 30, 2014, proceeds from sales of securities from the available-for-sale portfolio totaled $14.4 million, resulting in gross realized gains of $141,000.

At September 30, 2015, available-for-sale debt securities, excluding mortgage-backed securities, had an amortized cost of $98.7 million, an estimated fair value of $98.2 million and contractual maturities in 2021 and 2022.  At September 30, 2015, held-to-maturity debt securities, excluding mortgage-backed securities, had an amortized cost of $237.8 million, an estimated fair value of $238.1 million and contractual maturities primarily in 2021 through 2027.  Actual maturities may differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

At September 30, 2015, the amortized cost of callable securities in our portfolio totaled $306.0 million, of which $289.6 million are callable within one year and at various times thereafter. The balance of accrued interest receivable for securities totaled $7.3 million at September 30, 2015 and $6.7 million at December 31, 2014.

3.    Loans Receivable and Allowance for Loan Losses

The following tables set forth the composition of our loans receivable portfolio, and an aging analysis by accruing and non-accrual loans, by segment and class at the dates indicated.

	At September 30, 2015
	Past Due
(In Thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$6,863	$3,017	$—	$9,880	$501,991	$511,871
Full documentation amortizing	29,944	8,394	142	38,480	4,696,199	4,734,679
Reduced documentation interest-only	12,619	3,898	—	16,517	345,582	362,099
Reduced documentation amortizing	16,535	3,246	—	19,781	485,168	504,949
Total residential	65,961	18,555	142	84,658	6,028,940	6,113,598
Multi-family	3,524	2,882	491	6,897	3,896,917	3,903,814
Commercial real estate	1,752	179	1,763	3,694	817,507	821,201
Total mortgage loans	71,237	21,616	2,396	95,249	10,743,364	10,838,613
Consumer and other loans (gross):
Home equity and other consumer	2,189	396	—	2,585	158,273	160,858
Commercial and industrial	—	—	—	—	81,587	81,587
Total consumer and other loans	2,189	396	—	2,585	239,860	242,445
Total accruing loans	$73,426	$22,012	$2,396	$97,834	$10,983,224	$11,081,058
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$1,167	$—	$14,021	$15,188	$9,172	$24,360
Full documentation amortizing	1,242	1,750	26,246	29,238	8,667	37,905
Reduced documentation interest-only	1,632	—	15,659	17,291	17,042	34,333
Reduced documentation amortizing	2,168	190	6,052	8,410	8,861	17,271
Total residential	6,209	1,940	61,978	70,127	43,742	113,869
Multi-family	744	1,380	1,842	3,966	988	4,954
Commercial real estate	247	552	190	989	3,291	4,280
Total mortgage loans	7,200	3,872	64,010	75,082	48,021	123,103
Consumer and other loans (gross):
Home equity and other consumer	—	—	6,209	6,209	—	6,209
Commercial and industrial	—	—	—	—	—	—
Total consumer and other loans	—	—	6,209	6,209	—	6,209
Total non-accrual loans	$7,200	$3,872	$70,219	$81,291	$48,021	$129,312
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$8,030	$3,017	$14,021	$25,068	$511,163	$536,231
Full documentation amortizing	31,186	10,144	26,388	67,718	4,704,866	4,772,584
Reduced documentation interest-only	14,251	3,898	15,659	33,808	362,624	396,432
Reduced documentation amortizing	18,703	3,436	6,052	28,191	494,029	522,220
Total residential	72,170	20,495	62,120	154,785	6,072,682	6,227,467
Multi-family	4,268	4,262	2,333	10,863	3,897,905	3,908,768
Commercial real estate	1,999	731	1,953	4,683	820,798	825,481
Total mortgage loans	78,437	25,488	66,406	170,331	10,791,385	10,961,716
Consumer and other loans (gross):
Home equity and other consumer	2,189	396	6,209	8,794	158,273	167,067
Commercial and industrial	—	—	—	—	81,587	81,587
Total consumer and other loans	2,189	396	6,209	8,794	239,860	248,654
Total loans	$80,626	$25,884	$72,615	$179,125	$11,031,245	$11,210,370
Net unamortized premiums and deferred loan origination costs						43,002
Loans receivable						11,253,372
Allowance for loan losses						(103,500)
Loans receivable, net						$11,149,872

	At December 31, 2014
	Past Due
(In Thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$13,943	$7,332	$—	$21,275	$804,880	$826,155
Full documentation amortizing	25,878	7,611	144	33,633	4,948,391	4,982,024
Reduced documentation interest-only	18,490	2,584	—	21,074	547,350	568,424
Reduced documentation amortizing	11,024	1,648	—	12,672	384,250	396,922
Total residential	69,335	19,175	144	88,654	6,684,871	6,773,525
Multi-family	3,646	2,222	1,790	7,658	3,893,539	3,901,197
Commercial real estate	1,686	493	2,159	4,338	863,615	867,953
Total mortgage loans	74,667	21,890	4,093	100,650	11,442,025	11,542,675
Consumer and other loans (gross):
Home equity and other consumer	2,430	962	—	3,392	175,121	178,513
Commercial and industrial	—	—	—	—	64,815	64,815
Total consumer and other loans	2,430	962	—	3,392	239,936	243,328
Total accruing loans	$77,097	$22,852	$4,093	$104,042	$11,681,961	$11,786,003
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$2,371	$358	$11,502	$14,231	$13,796	$28,027
Full documentation amortizing	204	238	14,211	14,653	7,016	21,669
Reduced documentation interest-only	820	453	16,289	17,562	25,022	42,584
Reduced documentation amortizing	596	1,066	2,843	4,505	3,226	7,731
Total residential	3,991	2,115	44,845	50,951	49,060	100,011
Multi-family	648	346	7,127	8,121	3,735	11,856
Commercial real estate	790	—	729	1,519	4,293	5,812
Total mortgage loans	5,429	2,461	52,701	60,591	57,088	117,679
Consumer and other loans (gross):
Home equity and other consumer	—	—	6,040	6,040	—	6,040
Commercial and industrial	—	—	—	—	—	—
Total consumer and other loans	—	—	6,040	6,040	—	6,040
Total non-accrual loans	$5,429	$2,461	$58,741	$66,631	$57,088	$123,719
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$16,314	$7,690	$11,502	$35,506	$818,676	$854,182
Full documentation amortizing	26,082	7,849	14,355	48,286	4,955,407	5,003,693
Reduced documentation interest-only	19,310	3,037	16,289	38,636	572,372	611,008
Reduced documentation amortizing	11,620	2,714	2,843	17,177	387,476	404,653
Total residential	73,326	21,290	44,989	139,605	6,733,931	6,873,536
Multi-family	4,294	2,568	8,917	15,779	3,897,274	3,913,053
Commercial real estate	2,476	493	2,888	5,857	867,908	873,765
Total mortgage loans	80,096	24,351	56,794	161,241	11,499,113	11,660,354
Consumer and other loans (gross):
Home equity and other consumer	2,430	962	6,040	9,432	175,121	184,553
Commercial and industrial	—	—	—	—	64,815	64,815
Total consumer and other loans	2,430	962	6,040	9,432	239,936	249,368
Total loans	$82,526	$25,313	$62,834	$170,673	$11,739,049	$11,909,722
Net unamortized premiums and deferred loan origination costs						47,726
Loans receivable						11,957,448
Allowance for loan losses						(111,600)
Loans receivable, net						$11,845,848

We segment our one-to-four family, or residential, mortgage loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans, and origination time periods. We analyze our historical loss experience and delinquency levels and trends of these segments.  We analyze multi-family and commercial real estate mortgage loans by portfolio using predictive modeling techniques for loans originated after 2010 and by geographic location for loans originated prior to 2010.  We analyze our consumer and other loan portfolio by home equity lines of credit, commercial and industrial loans and other consumer loans and perform similar historical loss analyses.

We analyze our historical loss experience over 12, 15, 18 and 24 month periods.  The loss history used in calculating our quantitative allowance coverage percentages varies based on loan type.  Also, for a particular loan type we may not have sufficient loss history to develop a reasonable estimate of loss and consider our loss experience for other, similar loan types and may evaluate those losses over a longer period than two years.  Additionally, multi-family and commercial real estate loss experience may be adjusted based on the composition of the losses (loan sales, short sales and partial charge-offs).  Our evaluation of loss experience factors considers trends in such factors over the prior three years, as well as an estimate of the average amount of time from an event signaling the potential inability of a borrower to continue to pay as agreed to the point at which a loss is confirmed, for substantially all of the loan portfolio, with the exception of multi-family and commercial real estate loans originated after 2010, for which our evaluation includes detailed modeling techniques.  These modeling techniques utilize data inputs for each loan in the portfolio, including credit facility terms and performance to date, property details and borrower financial performance data. The model also incorporates real estate market data from an established real estate market database company to forecast future performance of the properties, and includes a loan loss predictive model based on studies of defaulted commercial real estate loans. The model then generates a probability of default, loss given default and ultimately an estimated loss for each loan quarterly over the remaining life of the loan. The appropriate timeframe from which to assign an estimated loss percentage to the pool of loans is assessed by management. We update our historical loss analyses quarterly and evaluate the need to modify our quantitative allowances as a result of our updated charge-off and loss analyses.  We also consider qualitative factors with the purpose of assessing the adequacy of the overall allowance for loan losses as well as the allocation of the allowance for loan losses by loan category.

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

The following tables set forth the changes in our allowance for loan losses by loan receivable segment for the periods indicated.

	For the Three Months Ended September 30, 2015
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at July 1, 2015	$44,546	$38,794	$15,390	$8,770	$107,500
Provision (credited) charged to operations	(1,992)	409	(3,058)	202	(4,439)
Charge-offs	(982)	(553)	—	(80)	(1,615)
Recoveries	669	216	1,087	82	2,054
Balance at September 30, 2015	$42,241	$38,866	$13,419	$8,974	$103,500

	For the Nine Months Ended September 30, 2015
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at January 1, 2015	$46,283	$39,250	$17,242	$8,825	$111,600
Provision (credited) charged to operations	(2,346)	(998)	(4,768)	363	(7,749)
Charge-offs	(4,341)	(898)	(142)	(515)	(5,896)
Recoveries	2,645	1,512	1,087	301	5,545
Balance at September 30, 2015	$42,241	$38,866	$13,419	$8,974	$103,500

	For the Three Months Ended September 30, 2014
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at July 1, 2014	$56,552	$37,075	$15,433	$9,540	$118,600
Provision (credited) charged to operations	(7,617)	3,183	1,245	147	(3,042)
Charge-offs	(2,134)	(2,275)	(143)	(352)	(4,904)
Recoveries	2,531	324	—	91	2,946
Balance at September 30, 2014	$49,332	$38,307	$16,535	$9,426	$113,600

	For the Nine Months Ended September 30, 2014
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at January 1, 2014	$80,337	$36,703	$13,136	$8,824	$139,000
Provision (credited) charged to operations	(20,225)	4,457	6,518	2,097	(7,153)
Charge-offs	(19,061)	(3,414)	(3,119)	(1,776)	(27,370)
Recoveries	8,281	561	—	281	9,123
Balance at September 30, 2014	$49,332	$38,307	$16,535	$9,426	$113,600

The following table sets forth the balances of our residential interest-only mortgage loans at September 30, 2015 by the period in which such loans are scheduled to enter their amortization period.

(In Thousands)	Recorded Investment
Amortization scheduled to begin in:
12 months or less	$416,082
13 to 24 months	388,670
25 to 36 months	94,985
Over 36 months	32,926
Total	$932,663

The following tables set forth the balances of our residential mortgage and consumer and other loan receivable segments by class and credit quality indicator at the dates indicated.

	At September 30, 2015
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity and Other Consumer	Commercial and Industrial
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing
Performing	$511,871	$4,734,537	$362,099	$504,949	$160,858	$81,587
Non-performing:
Current or past due less than 90 days	10,339	11,659	18,674	11,219	—	—
Past due 90 days or more	14,021	26,388	15,659	6,052	6,209	—
Total	$536,231	$4,772,584	$396,432	$522,220	$167,067	$81,587

	At December 31, 2014
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity and Other Consumer	Commercial and Industrial
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing
Performing	$826,155	$4,981,880	$568,424	$396,922	$178,513	$64,815
Non-performing:
Current or past due less than 90 days	16,525	7,458	26,295	4,888	—	—
Past due 90 days or more	11,502	14,355	16,289	2,843	6,040	—
Total	$854,182	$5,003,693	$611,008	$404,653	$184,553	$64,815

The following table sets forth the balances of our multi-family and commercial real estate mortgage loan receivable segments by credit quality indicator at the dates indicated.

	At September 30, 2015		At December 31, 2014
		Commercial Real Estate		Commercial Real Estate
(In Thousands)	Multi-Family		Multi-Family
Not criticized	$3,866,033	$775,666	$3,850,068	$817,404
Criticized:
Special mention	18,965	17,492	30,975	22,584
Substandard	23,770	31,238	31,264	32,664
Doubtful	—	1,085	746	1,113
Total	$3,908,768	$825,481	$3,913,053	$873,765

The following tables set forth the balances of our loans receivable and the related allowance for loan loss allocation by segment and by the impairment methodology followed in determining the allowance for loan losses at the dates indicated.

	At September 30, 2015
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Loans:
Individually evaluated for impairment	$190,767	$25,879	$16,763	$5,447	$238,856
Collectively evaluated for impairment	6,036,700	3,882,889	808,718	243,207	10,971,514
Total loans	$6,227,467	$3,908,768	$825,481	$248,654	$11,210,370
Allowance for loan losses:
Individually evaluated for impairment	$12,978	$369	$765	$3,920	$18,032
Collectively evaluated for impairment	29,263	38,497	12,654	5,054	85,468
Total allowance for loan losses	$42,241	$38,866	$13,419	$8,974	$103,500

	At December 31, 2014
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Loans:
Individually evaluated for impairment	$181,402	$42,611	$19,270	$5,153	$248,436
Collectively evaluated for impairment	6,692,134	3,870,442	854,495	244,215	11,661,286
Total loans	$6,873,536	$3,913,053	$873,765	$249,368	$11,909,722
Allowance for loan losses:
Individually evaluated for impairment	$10,304	$3,172	$2,446	$3,810	$19,732
Collectively evaluated for impairment	35,979	36,078	14,796	5,015	91,868
Total allowance for loan losses	$46,283	$39,250	$17,242	$8,825	$111,600

The following table summarizes information related to our impaired loans by segment and class at the dates indicated.

	At September 30, 2015				At December 31, 2014
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$43,489	$36,269	$(4,554)	$31,715	$55,352	$46,331	$(3,391)	$42,940
Full documentation amortizing	63,266	57,677	(2,199)	55,478	43,044	39,994	(1,425)	38,569
Reduced documentation interest-only	71,182	59,686	(4,961)	54,725	90,171	76,960	(4,661)	72,299
Reduced documentation amortizing	40,243	37,135	(1,264)	35,871	19,463	18,117	(827)	17,290
Multi-family	6,415	6,428	(369)	6,059	34,972	28,109	(3,172)	24,937
Commercial real estate	5,861	5,881	(765)	5,116	24,991	19,270	(2,446)	16,824
Consumer and other loans:
Home equity lines of credit	5,774	5,447	(3,920)	1,527	5,436	5,153	(3,810)	1,343
Without an allowance recorded:
Mortgage loans:
Multi-family	22,823	19,451	—	19,451	16,308	14,502	—	14,502
Commercial real estate	15,174	10,882	—	10,882	—	—	—	—
Total impaired loans	$274,227	$238,856	$(18,032)	$220,824	$289,737	$248,436	$(19,732)	$228,704

The following tables set forth the average recorded investment, interest income recognized and cash basis interest income related to our impaired loans by segment and class for the periods indicated.

	For the Three Months Ended September 30,
	2015			2014
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$38,691	$265	$268	$78,799	$440	$461
Full documentation amortizing	55,466	433	430	38,051	289	283
Reduced documentation interest-only	66,137	620	617	104,522	782	814
Reduced documentation amortizing	30,566	336	323	20,781	141	147
Multi-family	7,458	72	72	33,013	329	328
Commercial real estate	6,927	82	73	19,673	289	261
Consumer and other loans:
Home equity lines of credit	5,651	13	15	5,546	5	13
Without an allowance recorded:
Mortgage loans:
Residential:
Full documentation amortizing	—	—	—	314	—	—
Multi-family	20,232	240	246	13,419	175	175
Commercial real estate	9,946	157	168	—	—	—
Total impaired loans	$241,074	$2,218	$2,212	$314,118	$2,450	$2,482

	For the Nine Months Ended September 30,
	2015			2014
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$41,725	$798	$807	$93,748	$1,644	$1,695
Full documentation amortizing	49,727	1,309	1,323	37,926	993	992
Reduced documentation interest-only	71,266	1,927	1,911	120,976	2,922	2,939
Reduced documentation amortizing	24,757	966	972	23,142	478	482
Multi-family	16,000	236	238	30,836	952	970
Commercial real estate	13,163	219	223	16,859	748	813
Consumer and other loans:
Home equity lines of credit	5,740	32	40	5,215	37	51
Without an allowance recorded:
Mortgage loans:
Residential:
Full documentation amortizing	—	—	—	457	—	—
Multi-family	16,995	748	753	17,906	529	530
Commercial real estate	4,973	496	507	3,566	—	—
Total impaired loans	$244,346	$6,731	$6,774	$350,631	$8,303	$8,472

The following tables set forth information about our mortgage loans receivable by segment and class at September 30, 2015 and 2014 which were modified in a troubled debt restructuring, or TDR, during the periods indicated.

	Modifications During the Three Months Ended September 30,
	2015			2014
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at September 30, 2015	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at September 30, 2014
Residential:
Full documentation interest-only	4	$1,270	$1,239	3	$1,447	$1,447
Full documentation amortizing	6	1,156	1,138	—	—	—
Reduced documentation interest-only	4	1,324	1,323	9	3,585	3,581
Reduced documentation amortizing	3	764	757	1	282	281
Multi-family	—	—	—	2	1,441	1,055
Commercial real estate	—	—	—	1	1,569	1,569
Total	17	$4,514	$4,457	16	$8,324	$7,933

	Modifications During the Nine Months Ended September 30,
	2015			2014
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at September 30, 2015	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at September 30, 2014
Residential:
Full documentation interest-only	12	$4,620	$4,505	21	$9,244	$8,776
Full documentation amortizing	17	4,357	4,241	3	519	485
Reduced documentation interest-only	9	3,220	3,233	17	5,885	5,860
Reduced documentation amortizing	5	1,103	1,099	3	599	541
Multi-family	—	—	—	4	2,501	1,994
Commercial real estate	2	2,902	2,849	3	2,482	2,453
Total	45	$16,202	$15,927	51	$21,230	$20,109

The following tables set forth information about our mortgage loans receivable by segment and class at September 30, 2015 and 2014 which were modified in a TDR during the twelve month periods ended September 30, 2015 and 2014 and had a payment default subsequent to the modification during the periods indicated.

	For the Three Months Ended September 30,
	2015		2014
(Dollars In Thousands)	Number of Loans	Recorded Investment at September 30, 2015	Number of Loans	Recorded Investment at September 30, 2014
Residential:
Full documentation interest-only	6	$2,244	2	$714
Full documentation amortizing	5	1,687	3	852
Reduced documentation interest-only	2	758	2	910
Reduced documentation amortizing	3	729	—	—
Total	16	$5,418	7	$2,476

	For the Nine Months Ended September 30,
	2015		2014
(Dollars In Thousands)	Number of Loans	Recorded Investment at September 30, 2015	Number of Loans	Recorded Investment at September 30, 2014
Residential:
Full documentation interest-only	6	$2,244	3	$854
Full documentation amortizing	5	1,687	4	1,057
Reduced documentation interest-only	4	1,395	4	1,799
Reduced documentation amortizing	3	729	1	92
Total	18	$6,055	12	$3,802

Included in loans receivable at September 30, 2015 are loans in the process of foreclosure collateralized by residential real estate property with a recorded investment of $44.1 million.

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

The following table details the remaining contractual maturities of our reverse repurchase agreements at September 30, 2015.

Year	Amount
	(In Thousands)
2018	$200,000	(1)
2019	600,000	(1)
2020	300,000	(2)
Total	$1,100,000

(1)	Callable in 2015.

(2)	Includes $100.0 million of borrowings which are callable in 2015, $100.0 million of borrowings which are callable in 2016 and $100.0 million of borrowings which are callable in 2017.

The outstanding reverse repurchase agreements at September 30, 2015 were fixed rate and collateralized by GSE securities, of which 83% were residential mortgage-backed securities and 17% were obligations of GSEs. Securities collateralizing these agreements are classified as encumbered securities in the consolidated statements of financial condition. The amount of excess collateral required is governed by each individual contract. The primary risk associated with these secured borrowings is the requirement to pledge a market value based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with our policies, eligible counterparties are defined and monitored to minimize our exposure.

5.    Earnings Per Common Share

The following table is a reconciliation of basic and diluted earnings per common share, or EPS.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands, Except Share Data)	2015	2014	2015	2014
Net income	$18,906	$18,808	$69,644	$72,657
Preferred stock dividends	(2,194)	(2,194)	(6,582)	(6,582)
Net income available to common shareholders	16,712	16,614	63,062	66,075
Income allocated to participating securities	(173)	(187)	(578)	(742)
Net income allocated to common shareholders	$16,539	$16,427	$62,484	$65,333

Basic weighted average common shares outstanding	99,700,759	98,453,265	99,540,721	98,279,671
Dilutive effect of stock options and restricted stock units (1) (2)	366,400	—	366,400	—
Diluted weighted average common shares outstanding	100,067,159	98,453,265	99,907,121	98,279,671

Basic EPS	$0.17	$0.17	$0.63	$0.66
Diluted EPS	$0.17	$0.17	$0.63	$0.66

(1)
Excludes options to purchase 12,000 shares of common stock which were outstanding during the three months ended September 30, 2015; options to purchase 988,050 shares of common stock which were outstanding during the three months ended September 30, 2014; options to purchase 14,889 shares of common stock which were outstanding during the nine months ended September 30, 2015; and options to purchase 1,016,451 shares of common stock which were outstanding during the nine months ended September 30, 2014 because their inclusion would be anti-dilutive.

(2)
Excludes 760,979 unvested restricted stock units which were outstanding during the three months ended September 30, 2015; 788,874 unvested restricted stock units which were outstanding during the three months ended September 30, 2014; 607,856 unvested restricted stock units which were outstanding during the nine months ended September 30, 2015; and 751,149 unvested restricted stock units which were outstanding during the nine months ended September 30, 2014 because the performance conditions have not been satisfied.

6.    Other Comprehensive Income/Loss

The following tables set forth the components of accumulated other comprehensive loss, net of related tax effects, at the dates indicated and the changes during the three and nine months ended September 30, 2015 and 2014.

(In Thousands)	At June 30, 2015	Other Comprehensive Income	At September 30, 2015
Net unrealized gain on securities available-for-sale	$3,888	$2,903	$6,791
Net actuarial loss on pension plans and other postretirement benefits	(66,590)	442	(66,148)
Prior service cost on pension plans and other postretirement benefits	(3,105)	29	(3,076)
Accumulated other comprehensive loss	$(65,807)	$3,374	$(62,433)

(In Thousands)	At December 31, 2014	Other Comprehensive Income	At September 30, 2015
Net unrealized gain on securities available-for-sale	$4,686	$2,105	$6,791
Net actuarial loss on pension plans and other postretirement benefits	(67,476)	1,328	(66,148)
Prior service cost on pension plans and other postretirement benefits	(3,161)	85	(3,076)
Accumulated other comprehensive loss	$(65,951)	$3,518	$(62,433)

(In Thousands)	At June 30, 2014	Other Comprehensive (Loss) Income	At September 30, 2014
Net unrealized gain on securities available-for-sale	$3,326	$(511)	$2,815
Net actuarial loss on pension plans and other postretirement benefits	(30,304)	147	(30,157)
Prior service cost on pension plans and other postretirement benefits	(3,223)	31	(3,192)
Accumulated other comprehensive loss	$(30,201)	$(333)	$(30,534)

(In Thousands)	At December 31, 2013	Other Comprehensive Income	At September 30, 2014
Net unrealized (loss) gain on securities available-for-sale	$(4,366)	$7,181	$2,815
Net actuarial loss on pension plans and other postretirement benefits	(30,600)	443	(30,157)
Prior service cost on pension plans and other postretirement benefits	(3,284)	92	(3,192)
Accumulated other comprehensive loss	$(38,250)	$7,716	$(30,534)
The following tables set forth the components of other comprehensive income (loss) for the periods indicated.

	For the Three Months Ended September 30, 2015
(In Thousands)	Before Tax Amount	Income Tax Expense	After Tax Amount
Net unrealized gain on securities available-for-sale:
Net unrealized holding gain on securities arising during the period	$4,873	$(1,970)	$2,903
Reclassification adjustment for gain on sales of securities included in net income	—	—	—
Net unrealized gain on securities available-for-sale	4,873	(1,970)	2,903
Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	743	(301)	442
Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	48	(19)	29
Other comprehensive income	$5,664	$(2,290)	$3,374

	For the Nine Months Ended September 30, 2015
(In Thousands)	Before Tax Amount	Income Tax Expense	After Tax Amount
Net unrealized gain on securities available-for-sale:
Net unrealized holding gain on securities arising during the period	$3,605	$(1,457)	$2,148
Reclassification adjustment for gain on sales of securities included in net income	(72)	29	(43)
Net unrealized gain on securities available-for-sale	3,533	(1,428)	2,105
Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	2,229	(901)	1,328
Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	143	(58)	85
Other comprehensive income	$5,905	$(2,387)	$3,518

	For the Three Months Ended September 30, 2014
(In Thousands)	Before Tax Amount	Income Tax Expense	After Tax Amount
Net unrealized loss on securities available-for-sale:
Net unrealized holding loss on securities arising during the period	$(649)	$229	$(420)
Reclassification adjustment for gain on sales of securities included in net income	(141)	50	(91)
Net unrealized loss on securities available-for-sale	(790)	279	(511)
Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	228	(81)	147
Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	47	(16)	31
Other comprehensive loss	$(515)	$182	$(333)

	For the Nine Months Ended September 30, 2014
(In Thousands)	Before Tax Amount	Income Tax Expense	After Tax Amount
Net unrealized gain on securities available-for-sale:
Net unrealized holding gain on securities arising during the period	$11,242	$(3,970)	$7,272
Reclassification adjustment for gain on sales of securities included in net income	(141)	50	(91)
Net unrealized gain on securities available-for-sale	11,101	(3,920)	7,181
Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	685	(242)	443
Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	142	(50)	92
Other comprehensive income	$11,928	$(4,212)	$7,716

The following tables set forth information about amounts reclassified from accumulated other comprehensive loss to the affected line items in the consolidated statements of income for the periods indicated.

	For the Three Months Ended September 30,		Income Statement Line Item
(In Thousands)	2015	2014
Reclassification adjustment for gain on sales of securities	$—	$141	Gain on sales of securities
Reclassification adjustment for net actuarial loss (1)	(743)	(228)	Compensation and benefits
Reclassification adjustment for prior service cost (1)	(48)	(47)	Compensation and benefits
Total reclassifications, before tax	(791)	(134)
Income tax effect	320	47	Income tax expense
Total reclassifications, net of tax	$(471)	$(87)	Net income

	For the Nine Months Ended September 30,		Income Statement Line Item
(In Thousands)	2015	2014
Reclassification adjustment for gain on sales of securities	$72	$141	Gain on sales of securities
Reclassification adjustment for net actuarial loss (1)	(2,229)	(685)	Compensation and benefits
Reclassification adjustment for prior service cost (1)	(143)	(142)	Compensation and benefits
Total reclassifications, before tax	(2,300)	(686)
Income tax effect	930	242	Income tax expense
Total reclassifications, net of tax	$(1,370)	$(444)	Net income

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

	Pension Benefits		Other Postretirement Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Service cost	$—	$—	$532	$309
Interest cost	2,482	2,613	251	233
Expected return on plan assets	(3,634)	(3,710)	—	—
Recognized net actuarial loss (gain)	743	350	—	(122)
Amortization of prior service cost	48	47	—	—
Net periodic (benefit) cost	$(361)	$(700)	$783	$420

	Pension Benefits		Other Postretirement Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Service cost	$—	$—	$1,597	$930
Interest cost	7,447	7,838	753	698
Expected return on plan assets	(10,901)	(11,132)	—	—
Recognized net actuarial loss (gain)	2,229	1,051	—	(366)
Amortization of prior service cost	143	142	—	—
Net periodic (benefit) cost	$(1,082)	$(2,101)	$2,350	$1,262

8.    Stock Incentive Plans

During the nine months ended September 30, 2015, 401,520 shares of restricted common stock were granted to select officers under the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2014 Employee Stock Plan, of which 394,470 shares remain outstanding at September 30, 2015 and substantially all of which vest one-third per year on or about December 14, beginning December 2015.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2014 Employee Stock Plan, all restricted common stock granted pursuant to such plan immediately vests.  Also, during the nine months ended September 30, 2015, 409,800 performance-based restricted stock units were granted to select officers under the 2014 Employee Stock Plan, of which 402,200 units remain outstanding at September 30, 2015.  Each restricted stock unit granted represents a right, under the 2014 Employee Stock Plan, to receive one share of our common stock in the future, subject to meeting certain criteria.  The restricted stock units have specified performance objectives within a specified performance measurement period and no voting or dividend rights prior to vesting and delivery of shares.  The performance measurement period for these restricted stock units is the fiscal year ending December 31, 2017 and the vest date is February 1, 2018.  Shares will be issued on the vest date at a specified percentage of units granted, ranging from 0% to 125%, based on actual performance during the performance measurement period.  However, in the event of a change in control prior to the end of the performance measurement period, the restricted stock units will vest on the change in control date and shares will be issued at 100% of units granted.  Absent a change in control, if a grantee’s employment terminates prior to the end of the performance measurement period all restricted stock units will be forfeited.  In the event a grantee’s employment terminates during the period on or after the end of the performance measurement period through the vest date due to death, disability, retirement or a change in control, the grantee will remain entitled to the shares otherwise earned.

During the nine months ended September 30, 2015, 28,232 shares of restricted common stock were granted to directors under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, of which 23,860 remain outstanding at September 30, 2015 and vest 100% in February 2018, although awards immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.

The following table summarizes restricted common stock and performance-based restricted stock unit activity in our stock incentive plans for the nine months ended September 30, 2015.

	Restricted Common Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	752,701	$11.90	776,500	$10.66
Granted	429,752	13.05	409,800	12.64
Vested	(39,000)	(9.84)	—	—
Forfeited	(63,716)	(11.73)	(65,800)	(10.98)
Unvested at September 30, 2015	1,079,737	12.44	1,120,500	11.37

Stock-based compensation expense is recognized on a straight-line basis over the vesting period and totaled $1.5 million, net of taxes of $1.0 million, for the three months ended September 30, 2015 and $3.8 million, net of taxes of $2.6 million, for the nine months ended September 30, 2015.  Stock-based compensation expense totaled $1.4 million, net of taxes of $789,000, for the three months ended September 30, 2014 and $4.2 million, net of taxes of $2.3 million, for the nine months ended September 30, 2014. At September 30, 2015, pre-tax compensation cost related to all nonvested awards of restricted common stock and restricted stock units not yet recognized totaled $11.3 million and will be recognized over a weighted average period of approximately 1.8 years, which excludes $4.5 million of pre-tax compensation cost related to 65,000 shares of performance-based restricted common stock and 289,075 performance-based restricted stock units, for which compensation cost will begin to be recognized when the achievement of the performance conditions becomes probable.

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

Our investment in affordable housing limited partnerships, reflected in other assets in the consolidated statements of financial condition, totaled $17.5 million at September 30, 2015 and $18.3 million at December 31, 2014. Our funding obligation related to such investments, reflected in other liabilities in the consolidated statements of financial condition, totaled $13.7 million at September 30, 2015 and $15.0 million at December 31, 2014. Funding installments are due on an "as needed" basis, currently projected over the next four years, the timing of which cannot be estimated.

Expense related to our investments in affordable housing limited partnerships, included in other non-interest expense in the consolidated statements of income, totaled $278,000 for the three months ended September 30, 2015 and $376,000 for the three months ended September 30, 2014. Such expenses totaled $834,000 for the nine months ended September 30, 2015 and $1,128,000 for the nine months ended September 30, 2014. Affordable housing tax credits and other tax benefits recognized as a component of income tax expense in the consolidated statements of income totaled $353,000 for the three months ended September 30, 2015 and $551,000 for the three months ended September 30, 2014. Such tax credits and other tax benefits totaled $1.1 million for the nine months ended September 30, 2015 and $1.7 million for the nine months ended September 30, 2014.

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

At September 30, 2015, the capital levels of both Astoria Financial Corporation and Astoria Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The following table sets forth information regarding the regulatory capital requirements applicable to Astoria Financial Corporation and Astoria Bank at September 30, 2015.

	Actual		Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Astoria Financial Corporation:
Tier 1 leverage	$1,508,479	10.06%	$599,878	4.00%	$749,848	5.00%
Common equity tier 1 risk-based	1,388,269	16.03	389,630	4.50	562,798	6.50
Tier 1 risk-based	1,508,479	17.42	519,506	6.00	692,675	8.00
Total risk-based	1,613,140	18.63	692,675	8.00	865,844	10.00

Astoria Bank:
Tier 1 leverage	$1,640,848	11.00%	$596,649	4.00%	$745,811	5.00%
Common equity tier 1 risk-based	1,640,848	19.00	388,548	4.50	561,237	6.50
Tier 1 risk-based	1,640,848	19.00	518,065	6.00	690,753	8.00
Total risk-based	1,745,509	20.22	690,753	8.00	863,441	10.00

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

	Carrying Value at September 30, 2015
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$333,984	$—	$333,984
Non-GSE issuance REMICs and CMOs	3,556	—	3,556
GSE pass-through certificates	11,734	—	11,734
Obligations of GSEs	98,182	—	98,182
Fannie Mae stock	2	2	—
Total securities available-for-sale	$447,458	$2	$447,456

	Carrying Value at December 31, 2014
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$268,998	$—	$268,998
Non-GSE issuance REMICs and CMOs	5,104	—	5,104
GSE pass-through certificates	13,557	—	13,557
Obligations of GSEs	96,698	—	96,698
Fannie Mae stock	2	2	—
Total securities available-for-sale	$384,359	$2	$384,357

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

Residential mortgage-backed securities
Residential mortgage-backed securities comprised 78% of our securities available-for-sale portfolio at September 30, 2015 and 75% at December 31, 2014.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including options based pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  GSE securities, for which an active market exists for similar securities making observable inputs readily available, comprised 99% of our available-for-sale residential mortgage-backed securities portfolio at September 30, 2015 and 98% at December 31, 2014.

We review changes in the pricing service fair values from month to month taking into consideration changes in market conditions including changes in mortgage spreads, changes in treasury yields and changes in pricing on 15 and 30 year pass-through mortgage-backed securities.  Significant month over month price changes are analyzed further using option based pricing, discounted cash flow models and third party quotes.  Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

Obligations of GSEs
Obligations of GSEs comprised 22% of our securities available-for-sale portfolio at September 30, 2015 and 25% at December 31, 2014 and consisted of debt securities issued by GSEs.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service gathers information from market sources, including new issue and secondary markets, and integrates relative credit information, observed market movements and sector news into their pricing applications and models.  Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

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

	Carrying Value
(In Thousands)	At September 30, 2015	At December 31, 2014
Non-performing loans held-for-sale, net	$1,591	$153
Impaired loans	135,672	140,663
MSR, net	10,488	11,401
REO, net	12,372	19,375
Total	$160,123	$171,592

The following table provides information regarding the gains (losses) recognized on our assets measured at fair value on a non-recurring basis for the periods indicated.

	For the Nine Months Ended September 30,
(In Thousands)	2015	2014
Non-performing loans held-for-sale, net (1)	$(445)	$—
Impaired loans (2)	(3,246)	(5,187)
MSR, net (3)	(172)	290
REO, net (4)	(287)	(1,811)
Total	$(4,150)	$(6,708)

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

Loans held-for-sale, net (non-performing loans held-for-sale)
Included in loans held-for-sale, net, are non-performing loans held-for-sale for which fair values are estimated through either preliminary bids from potential purchasers of the loans or the estimated fair value of the underlying collateral discounted for factors necessary to solicit acceptable bids, and adjusted as necessary based on management’s experience with sales of similar types of loans and, as such, are classified as Level 3.  At September 30, 2015, non-performing loans held for sale were comprised of 80% multi-family mortgage loans and 20% residential mortgage loans. At December 31, 2014, we held-for-sale one non-performing loan, which was a multi-family mortgage loan.

Loans receivable, net (impaired loans)
Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans were comprised of 80% residential mortgage loans, 18% multi-family and commercial real estate mortgage loans and 2% home equity lines of credit at September 30, 2015 and 73% residential mortgage loans, 25% multi-family and commercial real estate mortgage loans and 2% home equity lines of credit at December 31, 2014.  Impaired loans for which a fair value adjustment was recognized were comprised of 78% residential mortgage loans, 21% multi-family and commercial real estate mortgage loans and 1% home equity lines of credit at September 30, 2015 and 69% residential mortgage loans, 30% multi-family and commercial real estate mortgage loans and 1% home equity lines of credit at December 31, 2014.  Our impaired loans are generally collateral dependent and, as such, are generally carried at the estimated fair value of the underlying collateral less estimated selling costs.

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

MSR, net
The right to service loans for others is generally obtained through the sale of residential mortgage loans with servicing retained.  MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At September 30, 2015, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.97%, a weighted average constant prepayment rate on mortgages of 11.62% and a weighted average life of 6.0 years.  At December 31, 2014, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.48%, a weighted average constant prepayment rate on mortgages of 12.35% and a weighted average life of 5.7 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

REO, net
REO represents real estate acquired through foreclosure or by deed in lieu of foreclosure. At September 30, 2015, REO totaled $19.1 million, including residential properties with a carrying value of $17.1 million. At December 31, 2014, REO totaled $35.7 million, including residential properties with a carrying value of $33.7 million. REO is generally initially recorded at estimated fair value less estimated selling costs.  Thereafter, we maintain a valuation allowance representing decreases in the properties' estimated fair value. The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

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

	At September 30, 2015
	Carrying Value	Estimated Fair Value
(In Thousands)		Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,197,629	$2,215,444	$2,215,444	$—
FHLB-NY stock	128,687	128,687	128,687	—
Loans held-for-sale, net (1)	5,918	5,951	—	5,951
Loans receivable, net (1)	11,149,872	11,200,091	—	11,200,091
MSR, net (1)	10,488	10,489	—	10,489
Financial Liabilities:
Deposits	9,048,461	9,082,148	9,082,148	—
Borrowings, net	4,006,089	4,215,025	4,215,025	—

	At December 31, 2014
	Carrying Value	Estimated Fair Value
(In Thousands)		Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,133,804	$2,131,371	$2,131,371	$—
FHLB-NY stock	140,754	140,754	140,754	—
Loans held-for-sale, net (1)	7,640	7,955	—	7,955
Loans receivable, net (1)	11,845,848	11,967,608	—	11,967,608
MSR, net (1)	11,401	11,406	—	11,406
Financial Liabilities:
Deposits	9,504,909	9,534,918	9,534,918	—
Borrowings, net	4,187,691	4,395,604	4,395,604	—

_______________________________________________________

(1)	Includes assets measured at fair value on a non-recurring basis.

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

Deposits
The fair values of deposits with no stated maturity, such as NOW and demand deposit (checking), money market and savings accounts, are equal to the amount payable on demand.  The fair values of certificates of deposit are based on discounted contractual cash flows using the weighted average remaining life of the portfolio discounted by the corresponding Swap Curve.

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

City of New York Notice of Determination
By “Notice of Determination” dated September 14, 2010 and August 26, 2011, or the 2010 and 2011 Notices, the City of New York notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies related to our operation of Fidata Service Corp., or Fidata, and Astoria Federal Mortgage Corp., or AF Mortgage, subsidiaries of Astoria Bank.  We disagree with the assertion of the tax deficiencies.  Hearings on the 2010 and 2011 Notices were held before the New York City Tax Appeals Tribunal, or the NYC Tax Appeals Tribunal, in March and April 2013. On October 29, 2014, the NYC Tax Appeals Tribunal issued a decision favorable to us canceling the 2010 and 2011 Notices. The City of New York appealed the decision of the NYC Tax Appeals Tribunal. The parties have prepared and submitted briefs to the NYC Tax Appeals Tribunal and are scheduled to present oral arguments on November 19, 2015. At this time, management believes it is more likely than not that we will succeed in defending against the City of New York’s appeal. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at September 30, 2015 with respect to this matter.

By “Notice of Determination” dated November 19, 2014, or the 2014 Notice, the City of New York notified us of an alleged tax deficiency in the amount of $6.1 million, including interest and penalties, related to our 2009 and 2010 tax years, and by "Notice of Determination" dated August 5, 2015, or the 2015 Notice, the City of New York notified us of an alleged tax deficiency in the amount of $2.1 million, including interest and penalties, related to our 2011 through 2013 tax years. These deficiencies related to our operation of Fidata and AF Mortgage and the bases of the 2014 Notice and the 2015 Notice are substantially the same as that of the 2010 and 2011 Notices. We disagree with the assertion of the tax deficiencies, and we filed Petitions for Hearing with the City of New York on February 13, 2015 and September 9, 2015 to oppose the 2014 Notice and the 2015 Notice, respectively. By notice dated June 4, 2015, the NYC Tax Appeals Tribunal informed the parties that the proceedings relating to the 2014 Notice were adjourned pending the resolution of the proceedings with respect to the 2010 and 2011 Notices, the outcome of which may be determinative of some or all of the issues in this matter. On September 17, 2015, the NYC Tax Appeals Tribunal informed the parties that, barring the filing of an objection, the September 2015 Petition for Hearing would be consolidated with the February 2015 Petition and thus also adjourned pending resolution of the proceedings related to the 2010 and 2011 Notices. At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position asserted in the 2014 Notice and the 2015 Notice. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at September 30, 2015 with respect to this matter.

No assurance can be given as to whether or to what extent we will be required to pay the amount of the tax deficiencies asserted by the City of New York, whether additional tax will be assessed for years subsequent to 2013, that these matters will not be costly to oppose, that these matters will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

Merger-related Litigation
On November 4, 2015, a putative class action complaint was filed in the Supreme Court of the State of New York, County of Nassau, naming as defendants Astoria, its directors and NYCB. The complaint alleges that the Astoria directors breached their fiduciary duties to Astoria’s public shareholders by approving the Merger at an unfair price, that the Merger was the product of a flawed sales process, that the directors approved provisions in the Merger Agreement that constitute impermissible deal protection devices and that certain directors of Astoria will receive personal benefits from the Merger not shared in by other Astoria stockholders. The complaint further alleges that NYCB aided and abetted the alleged breaches of fiduciary duties. The lawsuit seeks, among other things, to enjoin completion of the Merger and an award of costs and attorneys’ fees. Astoria believes this action is without merit and intends to vigorously defend this lawsuit.

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

In April 2015, the FASB issued ASU 2015-03, “Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. Therefore this guidance will not have an impact on our financial condition or results of operations. The amendments in ASU 2015-03 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and must be adopted on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. At September 30, 2015 and December 31, 2014, our debt issuance costs are presented as a direct reduction from the carrying amount of that debt liability in the consolidated statements of financial condition.

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

Forward-looking statements are based on various assumptions and analyses made by us in light of our management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  These factors include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond our control;

•	increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment;

•	changes in deposit flows, loan demand or collateral values;

•	changes in accounting principles, policies or guidelines;

•	changes in general economic conditions, either nationally or locally in some or all areas in which we do business, or conditions in the real estate or securities markets or the banking industry;

•	legislative or regulatory changes, including the implementation of the Reform Act and any actions regarding foreclosures;

•	enhanced supervision and examination by the Office of the Comptroller of the Currency, or OCC, the FRB and the Consumer Financial Protection Bureau;

•	effects of changes in existing U.S. government or government-sponsored mortgage programs;

•	our ability to successfully implement technological changes;

•	our ability to successfully consummate new business initiatives;

•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future;

•	our ability to implement enhanced risk management policies, procedures and controls commensurate with shifts in our business strategies and regulatory expectations;

•
the actual results of the Merger with NYCB could vary materially as a result of a number of factors, including the possibility that various closing conditions for the transaction may not be satisfied or waived, and the Merger Agreement could be terminated under certain circumstances; and

•	delays in closing the Merger.

We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Executive Summary

The following overview should be read in conjunction with our MD&A in its entirety.

Astoria Financial Corporation is a Delaware corporation organized as the unitary savings and loan holding company of Astoria Bank.  As the premier Long Island community bank, Astoria Bank offers a wide range of financial services and solutions designed to meet customers’ personal, family and business banking needs.  Our goals are to enhance shareholder value while continuing to strengthen and expand our position as a more fully diversified, full service community bank. We focus on growing our core businesses of mortgage portfolio lending and deposit gathering while maintaining strong asset quality and controlling operating expenses.  We continue to implement our strategies to diversify earning assets and to increase low cost NOW and demand deposit (checking), money market and savings accounts, or core deposits.  These strategies include a greater level of participation in the local multi-family and commercial real estate mortgage lending markets and expanding our array of business banking products and services, focusing on small and middle market businesses with an emphasis on attracting clients from larger competitors.  Our physical presence consists presently of our branch network of 87 locations plus our dedicated business banking office in midtown Manhattan. We expect to open our 88th branch in Long Island City, New York before the end of 2015.

Recent Developments

On October 28, 2015, Astoria entered into the Merger Agreement with NYCB. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Astoria will merge with and into NYCB, with NYCB as the surviving corporation in the Merger. Immediately following the Merger, Astoria’s wholly owned subsidiary, Astoria Bank, will merge with and into NYCB’s wholly owned subsidiary, New York Community Bank. New York Community Bank will be the surviving entity in the Bank Merger. The Merger Agreement was unanimously approved and adopted by the Board of Directors of each of Astoria and NYCB.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, Astoria stockholders will have the right to receive one share of NYCB Common Stock for each share of Astoria Common Stock and $0.50 in cash.

The Merger Agreement also provides that, among other things, the boards of directors of NYCB and New York Community Bank following the Effective Time will each be increased in size by two, and NYCB will appoint Monte N. Redman, President and Chief Executive Officer of Astoria and Astoria Bank, and Ralph Palleschi, Chairman of Astoria and Astoria Bank to fill the resulting vacancies. The Merger Agreement also provides that NYCB will invite the Astoria directors who do not join the boards of directors of NYCB and New York Community Bank to serve as members of the board of the Astoria Bank Division of New York Community Bank for three years.

The Merger Agreement contains customary representations and warranties from both Astoria and NYCB, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of Astoria’s and NYCB’s businesses during the interim period between the execution of the Merger Agreement and the Effective Time, (2) the obligation of NYCB to call a meeting of its stockholders to adopt the Merger Agreement and approve an amendment to its charter to increase the authorized shares of NYCB Common Stock from 600 million to 900 million, and, subject to certain exceptions, to recommend that its stockholders adopt the Merger Agreement and the transactions contemplated thereby, (3) the obligation of Astoria to call a meeting of its stockholders to adopt the Merger Agreement, and, subject to certain exceptions, to recommend that its stockholders adopt the Merger Agreement, (4) Astoria’s non-solicitation obligations relating to alternative acquisition proposals. Astoria and NYCB have agreed to use their reasonable best efforts to prepare and file all applications, notices, and other documents to obtain all necessary consents and approvals for consummation of the transactions contemplated by the Merger Agreement.

The completion of the Merger is subject to customary conditions, including (1) adoption of the Merger Agreement by Astoria’s stockholders, (2) adoption of the Merger Agreement and approval of the charter amendment by NYCB’s stockholders, (3) authorization for listing on the NYSE of the shares of NYCB Common Stock to be issued in the Merger, (4) the receipt of required regulatory approvals, including the approval of the FRB, the FDIC and the DFS, (5) effectiveness of the registration statement on Form S-4 for the NYCB Common Stock to be issued in the Merger, and (6) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (2) performance in all material respects by the other party of its obligations under the Merger Agreement and (3) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code.

The Merger Agreement provides certain termination rights for both Astoria and NYCB and further provides that a termination fee of $69.5 million will be payable by either Astoria or NYCB, as applicable, upon termination of the Merger Agreement under certain circumstances.

Financial Condition and Results of Operations

We are impacted by both national and regional economic factors, with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut. Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging. Interest rates have been at or near historical lows and we expect them to remain low for the near term. Long-term interest rates declined during 2014 and, despite an increase in the second quarter of 2015, have declined overall during the first nine months of 2015, with the ten-year U.S. Treasury rate decreasing from 2.17% at the end of December 2014 to 2.04% at the end of September 2015. The national unemployment rate has decreased to 5.1% for September 2015 from 5.6% for December 2014 and 5.3% for June 2015, as new job growth in 2015 has continued its slow pace. We believe market conditions generally remain favorable in the New York metropolitan area with respect to our multi-family mortgage loan origination activities, though some competitor institutions in this market have offered rates and/or product terms at levels which we have chosen not to offer.

Net income available to common shareholders for the three months ended September 30, 2015 increased modestly compared to the three months ended September 30, 2014. This increase was primarily attributable to an increase in the provision for loan losses credited to operations, partly offset by a decrease in non-interest income. Net income available to common shareholders for the nine months ended September 30, 2015 decreased compared to the nine months ended September 30, 2014 reflecting a decrease in net interest income.

Net interest income for the three months ended September 30, 2015 increased slightly compared to the 2014 period, reflecting a reduction in total interest expense that was partly offset by a decrease in total interest income. The decrease in interest expense for the 2015 third quarter, compared to the comparable 2014 period, reflected the replacement of more costly FHLB-NY borrowings with federal funds purchased (due to the restructuring of our borrowings that occurred primarily in the fourth quarter of 2014) and the maturity of longer term certificates of deposit. The impact of the improvement in our funding sources was partially offset by the impact of a decrease in our residential mortgage loan portfolio. Net interest income for the nine months ended September 30, 2015 decreased compared to the comparable 2014 period. The decline was primarily due to a lower level of interest earning assets, principally in our residential mortgage loan portfolio, that was partly offset by lower funding costs primarily in our FHLB-NY borrowings and certificates of deposit.

The provision for loan losses credited to operations for the three months ended September 30, 2015 totaled $4.4 million compared to a provision for loan losses credited to operations of $3.0 million for the three months ended September 30, 2014. For the nine months, the provision for loans losses credited to operations was $7.7 million in 2015 compared to $7.2 million in 2014. In the second quarter of 2014, we designated the majority of our non-performing residential mortgage loans at that time as held-for-sale and marked them to market, based upon prices indicated. As a result, previously established reserves in the amount of $5.7 million applicable to these loans were released and credited to operations. The allowance for loan losses totaled $103.5 million at September 30, 2015, compared to $111.6 million at December 31, 2014. The reduction in the allowance for loan losses at September 30, 2015 compared to December 31, 2014, and the provision credited to operations for the three and nine months ended September 30, 2015, reflects the results of our quarterly reviews of the adequacy of the allowance for loan losses. Changes in the composition and size of our loan portfolio have resulted in reduced reserve needs in the 2015 periods. We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the continued improvement in our loan loss experience, as well as the improved asset quality in our loan portfolio as a result of reductions in the balances of certain loan classes we believe bear higher risk, the quality of our loan originations and the contraction of the overall loan portfolio.

Non-interest income decreased for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, primarily due to lower mortgage banking income, net, and lower customer service fees. Non-interest expense was essentially unchanged for the 2015 third quarter and nine month periods compared to the 2014 periods as increases in compensation and benefits expense, and occupancy expense, were substantially offset by decreases in federal deposit insurance premium expense and other non-interest expense, primarily foreclosure and REO related expenses.

Total assets declined during the nine months ended September 30, 2015 reflecting a decrease in residential mortgage loans, partially offset by growth in our multi-family and commercial real estate mortgage loan portfolio, which represented 42% of our total loan portfolio at September 30, 2015. During the nine months ended September 30, 2015, our multi-family and commercial real estate mortgage loan portfolio grew at a slower pace than had previously been experienced as we maintained our disciplined approach to lending. Our residential mortgage loan portfolio continued to decline in the 2015 third quarter, reflecting an excess of mortgage loan repayments over originations and purchases. We remain focused on the strategic shift in our balance sheet.

While total deposits declined during the nine months ended September 30, 2015 as a result of a decline in certificates of deposit, core deposits, particularly checking accounts, increased during the 2015 period. At September 30, 2015, core deposits represented 77% of total deposits, up from 72% at December 31, 2014. Total deposits included $1.02 billion of business deposits at September 30, 2015, up $85.1 million from December 31, 2014, substantially all of which were core deposits. We expect that the continued growth of our business banking operations should allow us to continue to grow our low cost core deposits.

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business has changed significantly in recent years. The Final Capital Rules approved by the Agencies in 2013 subjected many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements effective January 1, 2015. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, revised the calculation of risk-weighted assets to enhance their risk sensitivity and added a requirement to maintain a minimum Conservation Buffer. The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for Astoria Financial Corporation and Astoria Bank on January 1, 2015. The required minimum Conservation Buffer will be phased in incrementally starting on January 1, 2016. At September 30, 2015, the capital levels of both Astoria Financial Corporation and Astoria Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.

We look forward to continuing to strengthen and expand our position as a more fully diversified, full service community bank. Despite the current low interest rate environment, we continued to see positive results from the strategic shift in our balance sheet in the 2015 third quarter, such as the increase in both consumer and business core deposits. We have maintained our disciplined approach to lending in this low interest rate, low spread environment, and expect to see growth in our multi-family and commercial real estate mortgage loan portfolio for the balance of 2015.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of our 2014 Annual Report on Form 10-K, as supplemented by our March 31, 2015 and June 30, 2015 Quarterly Reports on Form 10-Q and this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR, judgments regarding goodwill and securities impairment and the estimates related to income taxes and our pension plans and other post-retirement benefits are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions and estimates about highly uncertain matters.  Actual results may differ from our assumptions, estimates and judgments.  The use of different assumptions, estimates and judgments could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section of our 2014 Annual Report on Form 10-K.

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

We segment our residential mortgage loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans, and origination time periods, and analyze our historical loss experience, and delinquency levels and trends of these segments.  We analyze multi-family and commercial real estate mortgage loans by portfolio using predictive modeling techniques for loans originated after 2010 and by geographic location for loans originated prior to 2010.  We analyze our consumer and other loan portfolio by home equity lines of credit, commercial and industrial loans and other consumer loans and perform similar historical loss analyses.  In our analysis of non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral along with the migration of delinquent loans based on the portfolio segments noted above.  These analyses and the resulting loss rates are used as an integral part of our judgment in developing estimated loss percentages to apply to the loan portfolio segments. We monitor credit risk on interest-only hybrid adjustable rate mortgage, or ARM, loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner that we monitor credit risk on all interest-only hybrid ARM loans.  We monitor interest rate reset dates of our loan portfolio, in the aggregate, and the current interest rate environment and consider the impact, if any, on borrowers’ ability to continue to make timely principal and interest payments in determining our allowance for loan losses.  We also consider the size, composition, risk profile and delinquency levels of our loan portfolio, as well as our credit administration and asset management procedures.  We monitor property value trends in our market areas by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our general valuation allowances.  In addition, we evaluate and consider the impact that current and anticipated economic and market conditions may have on the loan portfolio and known and inherent risks in the portfolio.  We update our analyses quarterly and refine our evaluations as experience provides clearer guidance, our product offerings change and as economic conditions evolve.

We analyze our historical loss experience over 12, 15, 18 and 24 month periods. The loss history used in calculating our quantitative allowance coverage percentages varies based on loan type.  Also, for a particular loan type we may not have sufficient loss history to develop a reasonable estimate of loss and consider our loss experience for other, similar loan types and may evaluate those losses over a longer period than two years.  Additionally, multi-family and commercial real estate loss experience may be adjusted based on the composition of the losses (loan sales, short sales and partial charge-offs).  Our evaluation of loss experience factors considers trends in such factors over the prior three years, as well as an estimate of the average amount of time from an event signaling the potential inability of a borrower to continue to pay as agreed to the point at which a loss is confirmed, for substantially all of the loan portfolio, with the exception of multi-family and commercial real estate mortgage loans originated after 2010, for which our evaluation includes detailed modeling techniques.  These modeling techniques utilize data inputs for each loan in the portfolio, including credit facility terms and performance to date, property details and borrower financial performance data. The model also incorporates real estate market data from an established real estate market database company to forecast future performance of the properties, and includes a loan loss predictive model based on studies of defaulted commercial real estate loans. The model then generates a probability of default, loss given default and ultimately an estimated loss for each loan quarterly over the remaining life of the loan. The appropriate timeframe from which to assign an estimated loss percentage to the pool of loans is assessed by management. We update our historical loss analyses quarterly and evaluate the need to modify our quantitative allowances as a result of our updated charge-off and loss analyses.

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

Based on our evaluation of the composition and size of our loan portfolio, the levels and composition of delinquent and non-performing loans, our loss history, the housing and real estate markets and the current economic environment, we determined that an allowance for loan losses of $103.5 million was appropriate at September 30, 2015, compared to $107.5 million at June 30, 2015 and $111.6 million at December 31, 2014. The provision for loan losses credited to operations totaled $7.7 million for the nine months ended September 30, 2015.

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

At September 30, 2015, our MSR had a carrying value of $10.5 million, net of a valuation allowance of $2.9 million, which approximated the estimated fair value based on expected future cash flows considering a weighted average discount rate of 9.97%, a weighted average constant prepayment rate on mortgages of 11.62% and a weighted average life of 6.0 years. At December 31, 2014, our MSR had a carrying value of $11.4 million, net of a valuation allowance of $2.7 million, which approximated the estimated fair value based on expected future cash flows considering a weighted average discount rate of 9.48%, a weighted average constant prepayment rate on mortgages of 12.35% and a weighted average life of 5.7 years.

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

At September 30, 2015, the carrying amount of our goodwill totaled $185.2 million. As of September 30, 2015, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

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

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer. GSE issuance mortgage-backed securities comprised 87% of our securities portfolio at September 30, 2015. Non-GSE issuance mortgage-backed securities at September 30, 2015 comprised less than 1% of our securities portfolio and had an amortized cost of $3.7 million, with 95% classified as available-for-sale and 5% classified as held-to-maturity. Our non-GSE issuance securities are primarily investment grade securities and have performed similarly to our GSE issuance securities. Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices. The balance of our securities portfolio is primarily comprised of debt securities issued by GSEs.

The fair value of our securities portfolio is primarily impacted by changes in interest rates. We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to hold the securities. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes. At September 30, 2015, we held 70 securities with an estimated fair value totaling $707.7 million which had an unrealized loss totaling $9.9 million. Of the securities in an unrealized loss position at September 30, 2015, $464.1 million, with an unrealized loss of $8.5 million, had been in a continuous unrealized loss position for 12 months or longer. At September 30, 2015, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

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

Our income tax expense consists of income taxes that are currently payable and deferred income taxes. We also maintain a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty and evaluate each of our tax positions and strategies to determine whether the reserve continues to be appropriate. Accruals of interest and penalties related to unrecognized tax benefits are recognized in income tax expense. Our current income tax expense approximates taxes to be paid or refunded for the current period. Our deferred income tax expense results from changes in our deferred tax assets and liabilities between periods. Deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and net operating loss carryforwards. We assess our deferred tax assets and establish a valuation allowance if realization of a deferred tax asset is not considered to be more likely than not. We evaluate the recoverability of these future tax deductions by assessing the adequacy of expected taxable income from all sources, including taxable income in carryback years, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of taxable income rely heavily on estimates and we use our historical experience and our short- and long-range business forecasts in making such estimates. We have recorded deferred tax assets, net of deferred tax liabilities and valuation allowances, of $110.5 million at September 30, 2015, compared to $112.9 million at June 30, 2015 and $103.5 million at December 31, 2014. We believe that our historical and future results of operations, and tax planning strategies which could be employed, will more likely than not generate sufficient taxable income to enable us to realize our net deferred tax assets. If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we would adjust our valuation allowances in the period that our change in judgment occurs and record a corresponding increase or charge to income.

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

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. Principal payments on loans and securities increased to $2.29 billion for the nine months ended September 30, 2015, compared to $1.76 billion for the nine months ended September 30, 2014, primarily reflecting an increase in mortgage loan prepayments as longer-term interest rates moved lower for a significant portion of the first nine months of 2015.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $92.9 million for the nine months ended September 30, 2015 and $133.0 million for the nine months ended September 30, 2014. Deposits decreased $456.4 million during the nine months ended September 30, 2015 and $242.5 million during the nine months ended September 30, 2014, due to decreases in certificates of deposit, partially offset by increases in core deposits. During the nine months ended September 30, 2015 and 2014, we continued to allow high cost certificates of deposit to run off. Total deposits included business deposits of $1.02 billion at September 30, 2015, substantially all of which are core deposits, an increase of $85.1 million since December 31, 2014, reflecting our continued focus on our business banking operations, a component of the strategic shift in our balance sheet. At September 30, 2015, core deposits represented 77% of total deposits, up from 72% at December 31, 2014. This reflects our efforts to reposition the liability mix of our balance sheet, reducing the balance of high cost certificates of deposit and increasing the balance of low cost core deposits. Net borrowings decreased $181.6 million during the nine months ended September 30, 2015 and decreased $225.6 million during the nine months ended September 30, 2014. The decreases in net borrowings for the nine months ended September 30, 2015 and 2014 were primarily due to decreases in FHLB-NY advances.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities. Gross mortgage loans originated and purchased for portfolio during the nine months ended September 30, 2015 totaled $1.10 billion, of which $590.3 million were multi-family and commercial real estate mortgage loan originations, $328.1 million were residential mortgage loan originations and $185.9 million were purchases of individual residential mortgage loans through our third party loan origination program. This compares to gross mortgage loans originated and purchased for portfolio during the nine months ended September 30, 2014 totaling $1.13 billion, of which $798.5 million were multi-family and commercial real estate mortgage loan originations, $187.2 million were residential mortgage loan originations and $139.6 million were residential mortgage loan purchases. Given the low interest rate environment, and consistent with our strategy to diversify our earning assets, we have focused on multi-family and commercial real estate mortgage lending and our business banking operations, with reduced emphasis on the origination and purchase of residential mortgage loans. Although residential mortgage loan originations and purchases increased during 2015, as refinance activity increased with the decline in longer-term interest rates for a significant portion of 2015, they did not keep pace with the level of repayments during the same period. Multi-family and commercial real estate mortgage loan originations declined for the nine months ended September 30, 2015 compared to the nine months ended 2014 despite our continued commitment to grow these portfolios, as we maintained our disciplined approach in this challenging lending environment, while some competitor institutions offered rates and/or product terms at levels which we have chosen not to offer and which we believe do not fit our current risk tolerance. Purchases of securities totaled $539.3 million during the nine months ended September 30, 2015 and $459.9 million during the nine months ended September 30, 2014.

Our policies and procedures with respect to managing funding and liquidity risk are established to ensure our safe and sound operation in compliance with applicable bank regulatory requirements. Our liquidity management process is sufficient to meet our daily funding needs and cover both expected and unexpected deviations from normal daily operations. Processes are in place to appropriately identify, measure, monitor and control liquidity and funding risk. The primary tools we use for measuring and managing liquidity risk include cash flow projections, diversified funding sources, key risk indicators, stress testing, a cushion of liquid assets and an up to date contingency funding plan.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks totaled $196.5 million at September 30, 2015 and $143.2 million at December 31, 2014. At September 30, 2015, we had $1.81 billion of borrowings with a weighted average interest rate of 0.67% maturing over the next 12 months. We have the flexibility to either repay or rollover these borrowings as they mature. Included in our borrowings are various obligations which, by their terms, may be called by the counterparty. At September 30, 2015, we had $1.95 billion of callable borrowings, of which $1.00 billion were contractually callable by the counterparty within the next 12 months and on a quarterly basis thereafter. We believe the potential for these borrowings to be called does not present a liquidity concern as they have above current market coupons and, as such, are not likely to be called absent a significant increase in market interest rates. In addition, to the extent such borrowings were to be called, we believe we can readily obtain replacement funding, although such funding may be at higher rates. At September 30, 2015, FHLB-NY advances totaled $2.13 billion, or 53% of total borrowings. We do not believe any of our borrowing counterparty concentrations represent a material risk to our liquidity. In addition, we had $988.5 million of certificates of deposit at September 30, 2015 with a weighted average interest rate of 1.09% maturing over the next 12 months. We believe we have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average interest rates at September 30, 2015.

	Borrowings			Certificates of Deposit
			Weighted Average Rate		Weighted Average Rate

(Dollars in Millions)	Amount			Amount
Contractual Maturity:
12 months or less	$1,807		0.67%	$989	1.09%
13 to 36 months	450	(1)	4.12	612	0.95
37 to 60 months	1,750	(2)	3.60	498	1.53
Over 60 months	—		—	1	1.71
Total	$4,007		2.34%	$2,100	1.15%

(1)	Includes $200.0 million of borrowings, with a weighted average interest rate of 3.03%, which are callable by the counterparty within the next 3 months and on a quarterly basis thereafter.

(2)
Includes $800.0 million of borrowings, with a weighted average interest rate of 3.76%, which are callable by the counterparty within the next 12 months and on a quarterly basis thereafter, and $950.0 million of borrowings, with a weighted average interest rate of 3.47%, which are callable by the counterparty in 13 to 36 months.

Through the Federal Reserve Bank of New York discount window we have the ability to borrow additional funds should the need arise on a short-term basis, primarily overnight. Our borrowing capacity through the discount window totaled approximately $455.7 million at September 30, 2015. In order to have the ability to borrow through the discount window, the Federal Reserve Bank of New York requires that collateral is pledged. In accordance with such requirements, at September 30, 2015 we had pledged as collateral with the Federal Reserve Bank of New York securities with an amortized cost of $94.2 million and commercial real estate mortgage loans with an unpaid principal balance of $900.0 million. We view the discount window as a secondary source of liquidity and, during the nine months ended September 30, 2015, we did not utilize this source.

Through its membership in the FHLB-NY, the Bank has access to borrowings on an overnight and term basis to the extent that it has qualifying collateral in place at the FHLB-NY. At September 30, 2015, the Bank had residential mortgage loans pledged to the FHLB-NY sufficient to support additional borrowings of approximately $2.37 billion.
The Bank also has the ability to use its portfolio of unencumbered investment securities available for sale and held to maturity as collateral for borrowings from the Federal Reserve Bank of New York, the FHLB-NY and repurchase agreement counterparties. At September 30, 2015, the Bank had approximately $1.35 billion (amortized cost) of investment securities available to be pledged to support borrowings.

Additional sources of liquidity at the holding company level have included public and private issuances of debt and equity securities into the capital markets.  Holding company debt obligations are included in other borrowings.  We have a shelf registration statement on Form S-3 on file with the SEC that we renewed in the 2015 second quarter, which allows us to periodically offer and sell, from time to time, in one or more offerings, individually or in any combination, common stock, preferred stock, depositary shares, senior notes, subordinated notes, warrants to purchase common stock or preferred stock and units consisting of one or more of the foregoing.  This shelf registration statement provides us with greater capital management flexibility and enables us to more readily access the capital markets in order to pursue growth opportunities that may become available to us in the future or should there be any changes in the regulatory environment that call for increased capital requirements.  Although the shelf registration statement does not limit the amount of the foregoing items that we may offer and sell, our ability and any decision to do so is subject to market conditions and our capital needs.  Our ability to continue to access the capital markets for additional financing at favorable terms may be limited by, among other things, market conditions, interest rates, our capital levels, Astoria Bank’s ability to pay dividends to Astoria Financial Corporation, our credit profile and ratings and our business model.

We have registered 1,500,000 shares of our common stock under the Securities Act for offer and sale from time to time pursuant to the Astoria Financial Corporation Dividend Reinvestment and Stock Purchase Plan, or the Stock Purchase Plan, which allows our shareholders to automatically reinvest the cash dividend paid on all or a portion of their shares of our common stock into additional shares of our common stock and make optional cash purchases, up to $10,000 per month, of additional shares of our common stock, unless we grant a waiver permitting a higher amount of optional cash purchases. Shares of common stock may be purchased either directly from us from authorized but unissued shares or from treasury shares, or on the open market. During the nine months ended September 30, 2015, 479,751 shares of our common stock were purchased pursuant to the Stock Purchase Plan directly from us from treasury shares for net proceeds totaling $6.1 million.

Astoria Financial Corporation’s primary uses of funds include payment of dividends on common and preferred stock and payment of interest on its debt obligations. During the nine months ended September 30, 2015, Astoria Financial Corporation paid dividends on common and preferred stock totaling $18.6 million. On September 17, 2015, our Board of Directors declared a quarterly cash dividend on the Series C Preferred Stock aggregating $2.2 million, or $16.25 per share, for the quarterly period from July 15, 2015 through and including October 14, 2015, which was paid on October 15, 2015 to stockholders of record as of September 30, 2015. On October 28, 2015, our Board of Directors declared a quarterly cash dividend of $0.04 per share on shares of our common stock payable on December 1, 2015 to stockholders of record as of November 13, 2015.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Bank. Astoria Bank paid dividends to Astoria Financial Corporation totaling $63.4 million during the nine months ended September 30, 2015. Since Astoria Bank is a federally chartered savings association, there are regulatory limits on its ability to make distributions to Astoria Financial Corporation. Astoria Bank is required to notify the OCC and the FRB prior to declaring a dividend. See Part I, Item 1, “Business - Regulation and Supervision - Limitations on Capital Distributions,” in our 2014 Annual Report on Form 10-K for further discussion of limitations on capital distributions from Astoria Bank.

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At September 30, 2015, our tangible common equity ratio, which represents common stockholders’ equity less goodwill divided by total assets less goodwill, was 8.93%. Pursuant to the Reform Act, in July 2013, the Agencies issued Final Capital Rules that subjected many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements effective January 1, 2015. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards. For a more detailed description of these rules, see Part I, Item 1, “Business - Regulation and Supervision - Capital Requirements,” in our 2014 Annual Report on Form 10-K. At September 30, 2015, the capital levels of both Astoria Financial Corporation and Astoria Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.

At September 30, 2015, Astoria Financial Corporation's Tier 1 leverage capital ratio was 10.06%, Common equity tier 1 risk-based capital ratio was 16.03%, Tier 1 risk-based capital ratio was 17.42% and Total risk-based capital ratio was 18.63%, and Astoria Bank’s Tier 1 leverage capital ratio was 11.00%, Common equity tier 1 risk-based and Tier 1 risk-based capital ratios were 19.00% and Total risk-based capital ratio was 20.22%. For additional information on the regulatory capital ratios of Astoria Financial Corporation and Astoria Bank at September 30, 2015, see Note 10 of Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, "Financial Statements (Unaudited)."

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  We also have commitments to fund loans held-for-sale and commitments to sell loans in connection with our mortgage banking activities which are considered derivative financial instruments.  Commitments to sell loans totaled $27.9 million at September 30, 2015.  The fair values of our mortgage banking derivative financial instruments are immaterial to our financial condition and results of operations.  We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2014.

The following table details our contractual obligations at September 30, 2015.

	Payments Due by Period
(In Thousands)	Total	Less than One Year	Over One to Three Years	Over Three to Five Years	More than Five Years
On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$3,070,000	$870,000	$450,000	$1,750,000	$—
Off-balance sheet contractual obligations:
Commitments to originate and purchase loans (1)	399,224	399,224	—	—	—
Commitments to fund unused lines of credit (2)	191,040	191,040	—	—	—
Total	$3,660,264	$1,460,264	$450,000	$1,750,000	$—

(1)	Includes commitments to originate loans held-for-sale of $20.1 million.

(2)	Includes commitments to fund commercial and industrial lines of credit of $109.8 million, home equity lines of credit of $47.1 million, and other consumer lines of credit of $34.2 million.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions which have not changed significantly from December 31, 2014 and are not included in the table above as the amounts and timing of their resolution cannot be estimated.  For further information regarding these liabilities, see Note 10 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” in our 2014 Annual Report on Form 10-K.  Similarly, we have an obligation related to our investments in affordable housing limited partnerships totaling $13.7 million at September 30, 2015 which is not included in the table above as the timing of funding installments, which are due on an "as needed" basis, currently projected over the next four years, cannot be estimated. We also have contingent liabilities related to assets sold with recourse and standby letters of credit which have not changed significantly from December 31, 2014.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “MD&A,” in our 2014 Annual Report on Form 10-K.

Comparison of Financial Condition as of September 30, 2015 and December 31, 2014 and Operating Results for the Three and Nine Months Ended September 30, 2015 and 2014

Financial Condition

Total assets declined $540.8 million to $15.10 billion at September 30, 2015, from $15.64 billion at December 31, 2014, primarily attributable to a net decline in our loan portfolio, partially offset by increases in our securities portfolio and cash and due from banks. Loans receivable decreased $704.1 million to $11.25 billion at September 30, 2015, from $11.96 billion at December 31, 2014, and represented 75% of total assets at September 30, 2015. The decline in our mortgage loan portfolio reflects repayments of $1.79 billion which were in excess of originations and purchases of $1.10 billion during the nine months ended September 30, 2015.

Our residential mortgage loan portfolio decreased $646.1 million to $6.23 billion at September 30, 2015, from $6.87 billion at December 31, 2014, and represented 56% of our total loan portfolio at September 30, 2015. Residential mortgage loan repayments continued to outpace our origination and purchase volume during the nine months ended September 30, 2015, reflecting our reduced emphasis on the origination and purchase of residential mortgage loans and the reduced interest rate environment that has prevailed for a significant portion of the nine months ended September 30, 2015. Residential mortgage loan originations and purchases totaled $514.0 million during the nine months ended September 30, 2015, of which $328.1 million were originations and $185.9 million were purchases. During the nine months ended September 30, 2015, the loan-to-value ratio of our residential mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 62% and the loan amount averaged approximately $609,000.

Our multi-family mortgage loan portfolio declined slightly and totaled $3.91 billion at September 30, 2015, unchanged from December 31, 2014, which represented 35% of our total loan portfolio at September 30, 2015. Our commercial real estate mortgage loan portfolio decreased $48.3 million to $825.5 million at September 30, 2015 compared to $873.8 million at December 31, 2014 and represented 7% of our total loan portfolio at September 30, 2015. Multi-family and commercial real estate loan originations totaled $590.3 million during the nine months ended September 30, 2015. Our levels of originations reflect our continued commitment to grow these portfolios while maintaining our disciplined approach. However, our originations did not keep pace with the levels of repayments resulting in declines in these portfolios. During the nine months ended September 30, 2015, our multi-family and commercial real estate mortgage loan originations reflected loan balances averaging approximately $2.4 million with a weighted average loan-to-value ratio, at the time of origination, of approximately 49% and a weighted average debt service coverage ratio of approximately 1.52.

Our securities portfolio increased $126.9 million to $2.65 billion at September 30, 2015 compared to $2.52 billion at December 31, 2014 and represented 18% of total assets at September 30, 2015. Purchases totaling $539.3 million were in excess of repayments of $390.4 million and sales of $19.0 million during the nine months ended September 30, 2015. At September 30, 2015, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost of $2.03 billion, a weighted average current coupon of 2.82%, a weighted average collateral coupon of 4.12% and a weighted average life of 4.0 years.

Total liabilities declined $607.9 million to $13.45 billion at September 30, 2015, from $14.06 billion at December 31, 2014, primarily due to declines in total deposits and borrowings. Deposits totaled $9.05 billion at September 30, 2015, or 67% of total liabilities, a decline of $456.4 million compared to $9.50 billion at December 31, 2014. While total deposits declined, primarily as a result of a decrease of $595.5 million in certificates of deposit, core deposits increased $139.1 million. At September 30, 2015, core deposits totaled $6.95 billion and represented 77% of total deposits, up from 72% at December 31, 2014. This reflects our efforts to reposition the liability mix of our balance sheet. The net increase in core deposits at September 30, 2015, compared to December 31, 2014, primarily reflected an increase of $150.1 million in money market accounts to $2.52 billion and an increase of $74.9 million in checking accounts, both consumer and business banking accounts, to $2.27 billion at September 30, 2015. The net increase in core deposits during the nine months ended September 30, 2015 reflects our efforts to grow our core deposits, including our efforts to expand our business banking customer base, as well as customers' preference for the liquidity these types of deposits provide. At September 30, 2015, total deposits included $1.02 billion of business deposits, an increase of $85.1 million since December 31, 2014, substantially all of which were core deposits.

Total borrowings, net, decreased $181.6 million to $4.01 billion at September 30, 2015, from $4.19 billion at December 31, 2014. The decrease in borrowings was due to a decrease of $257.0 million in FHLB-NY advances, partially offset by a $75.0 million increase in federal funds purchased.

Stockholders' equity increased $67.1 million to $1.65 billion at September 30, 2015, from $1.58 billion at December 31, 2014. The increase in stockholders’ equity was primarily due to net income of $69.6 million, sale of treasury stock of $6.1 million, stock-based compensation of $6.4 million and an increase in other comprehensive income, net of tax, of $3.5 million, partially offset by dividends on common and preferred stock totaling $18.6 million.

Results of Operations

General

Net income available to common shareholders for the three months ended September 30, 2015 increased $98,000 to $16.7 million, or $0.17 diluted EPS, compared to $16.6 million, or $0.17 diluted EPS, for the three months ended September 30, 2014. The increase in net income available to common shareholders for the 2015 third quarter compared to the 2014 third quarter was largely due to an increase in the provision for loan losses credited to operations of $4.4 million in the 2015 third quarter, compared to $3.0 million in 2014 third quarter, partially offset by a reduction in non-interest income as compared to 2014 third quarter.

Return on average common stockholders’ equity decreased to 4.44% for the three months ended September 30, 2015, compared to 4.57% for the three months ended September 30, 2014. Return on average tangible common stockholders’ equity, which represents average common stockholders’ equity less average goodwill, decreased to 5.06% for the three months ended September 30, 2015, compared to 5.23% for the three months ended September 30, 2014. The decreases in the returns on average common stockholders’ equity and average tangible common stockholders’ equity were due to the increase in average common stockholders’ equity, partially offset by the increase in net income available to common shareholders for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. Return on average assets increased to 0.50% for the three months ended September 30, 2015, compared to 0.48% for the three months ended September 30, 2014, reflecting the increase in net income, coupled with a reduction in average assets, for the 2015 third quarter, compared to the 2014 third quarter.

For the nine months ended September 30, 2015, net income available to common shareholders decreased $3.0 million to $63.1 million, or $0.63 diluted EPS, compared to $66.1 million, or $0.66 diluted EPS, for the nine months ended September 30, 2014. This decrease was primarily due to a decrease in net interest income and a slight increase in non-interest expense, partially offset by an increase in provision for loan losses credited to operations.

Return on average common stockholders' equity decreased to 5.67% for the nine months ended September 30, 2015, compared to 6.16% for the nine months ended September 30, 2014. Return on average tangible common stockholders’ equity decreased to 6.48% for the nine months ended September 30, 2015, compared to 7.08% for the nine months ended September 30, 2014. The decreases in the returns on average common stockholders’ equity and average tangible common stockholders’ equity were due to the decrease in net income available to common shareholders, coupled with an increase in average common stockholders’ equity for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. Return on average assets decreased to 0.60% for the nine months ended September 30, 2015, compared to 0.62% for the nine months ended September 30, 2014, reflecting the decrease in net income, partially offset by a reduction in average assets for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

Our results of operations for the nine months ended September 30, 2015 included an $11.4 million net tax benefit reflecting the impact of the 2015 NY State income tax legislation enacted in the 2015 second quarter. For the nine months ended September 30, 2015, this reduction in income tax expense increased diluted EPS by $0.12 per common share, return on average common stockholders’ equity by 102 basis points, return on average tangible common stockholders’ equity by 117 basis points and return on average assets by 10 basis points.

Our results of operations for the nine months ended September 30, 2014 include an $11.5 million net tax benefit reflecting the impact of the 2014 NY State legislation enacted on March 31, 2014. For the nine months ended September 30, 2014, this reduction in income tax expense increased diluted EPS by $0.11 per common share, return on average common stockholders’ equity by 107 basis points, return on average tangible common stockholders’ equity by 123 basis points, and return on average assets by 10 basis points.

See Note 1 of Notes to Consolidated Financial Statements (Unaudited) and “Income Tax Expense” below for further discussion of the impact of the 2015 NY State legislation and the 2014 NY State legislation.

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

	For the Nine Months Ended September 30,
	2015			2014
(In Thousands, Except Per Share Data)	As Reported	Effect of Change in Tax Legislation	Non-GAAP	As Reported	Effect of Change in Tax Legislation	Non-GAAP
Income before income tax expense	$89,904	$—	$89,904	$92,617	$—	$92,617
Income tax expense	20,260	11,404	31,664	19,960	11,487	31,447
Net income	69,644	(11,404)	58,240	72,657	(11,487)	61,170
Preferred stock dividends	6,582	—	6,582	6,582	—	6,582
Net income available to common shareholders	$63,062	$(11,404)	$51,658	$66,075	$(11,487)	$54,588
Basic earnings per common share	$0.63	$(0.12)	$0.51	$0.66	$(0.11)	$0.55
Diluted earnings per common share	$0.63	$(0.12)	$0.51	$0.66	$(0.11)	$0.55
Return on average:
Common stockholders’ equity	5.67%	(1.02)%	4.65%	6.16%	(1.07)%	5.09%
Tangible common stockholders’ equity	6.48	(1.17)	5.31	7.08	(1.23)	5.85
Assets	0.60	(0.10)	0.50	0.62	(0.10)	0.52
Effective tax rate	22.54	12.68	35.22	21.55	12.40	33.95

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

Net interest income increased $114,000 to $84.7 million for the three months ended September 30, 2015, compared to $84.6 million for the three months ended September 30, 2014, reflecting an increase in the net interest margin, partially offset by an overall decrease in our balance sheet. Net interest income decreased $2.8 million to $255.6 million for the nine months ended September 30, 2015, compared to $258.4 million for the nine months ended September 30, 2014, reflecting an overall decrease in our balance sheet, partially offset by an increase of our net interest margin. The net interest rate spread increased seven basis points to 2.30% for the three months ended September 30, 2015, from 2.23% for the three months ended September 30, 2014, and increased two basis points to 2.27% for the nine months ended September 30, 2015, from 2.25% for the nine months ended September 30, 2014. The net interest margin increased six basis points to 2.37% for the three months ended September 30, 2015, from 2.31% for the three months ended September 30, 2014, and increased two basis points to 2.35% for the nine months ended September 30, 2015 from 2.33% for the nine months ended September 30, 2014. The increase in net interest income for the 2015 third quarter, compared to the 2014 third quarter, reflected a decline in interest expense, partially offset by a decline in interest income. The decrease in interest expense for the 2015 third quarter, compared to the same period a year ago, was primarily due to a decline in the average balance and average cost of our certificates of deposit, coupled with a decrease in the average cost of borrowings reflecting in part the restructuring of borrowings, primarily in the 2014 fourth quarter. The average balance of net interest-earning assets increased $92.0 million to $1.12 billion for the three months ended September 30, 2015, from $1.03 billion for the three months ended September 30, 2014. The decrease in net interest income for the nine months ended September 30, 2015, compared to the same period a year ago, reflected a decline in interest income which was partially offset by a decline in interest expense. The decrease in interest income for the 2015 third quarter, compared to the 2014 third quarter, reflected a significant decline in the average balance and average yield of our residential mortgage loan portfolio, partially offset by increases in the average balances of multi-family and commercial real estate mortgage loans and mortgage-backed and other securities. The decrease in interest income for the nine months ended September 30, 2015, compared to the same period a year ago, reflected a significant decline in the average balance of our residential mortgage loan portfolio and declines in the average yield of mortgage loans, partially offset by increases in the average balances of multi-family and commercial real estate mortgage loans and mortgage-backed and other securities. The decrease in interest expense for the nine months ended September 30, 2015, compared to the same period a year ago, was primarily due to a decline in the average balance and average cost of our certificates of deposit, coupled with a decrease in the average cost of borrowings. The average balance of net interest-earning assets increased $81.9 million to $1.11 billion for the nine months ended September 30, 2015, from $1.03 billion for the nine months ended September 30, 2014.

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

	For the Three Months Ended September 30,
	2015			2014
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
			(Annualized)			(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$6,359,317	$49,899	3.14%	$7,308,943	$58,268	3.19%
Multi-family and commercial real estate	4,789,550	47,979	4.01	4,493,537	45,693	4.07
Consumer and other loans (1)	245,987	2,208	3.59	241,107	2,157	3.58
Total loans	11,394,854	100,086	3.51	12,043,587	106,118	3.52
Mortgage-backed and other securities (2)	2,608,324	15,816	2.43	2,380,251	14,528	2.44
Interest-earning cash accounts	147,229	109	0.30	109,766	83	0.30
FHLB-NY stock	134,648	1,407	4.18	141,265	1,486	4.21
Total interest-earning assets	14,285,055	117,418	3.29	14,674,869	122,215	3.33
Goodwill	185,151			185,151
Other non-interest-earning assets	728,658			707,949
Total assets	$15,198,864			$15,567,969

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW and demand deposit (3)	$2,273,963	$198	0.03	$2,145,803	$182	0.03
Money market	2,487,984	1,645	0.26	2,268,405	1,475	0.26
Savings	2,171,057	273	0.05	2,327,037	293	0.05
Total core deposits	6,933,004	2,116	0.12	6,741,245	1,950	0.12
Certificates of deposit	2,153,084	6,461	1.20	2,892,094	10,854	1.50
Total deposits	9,086,088	8,577	0.38	9,633,339	12,804	0.53
Borrowings	4,077,448	24,107	2.36	4,012,018	24,791	2.47
Total interest-bearing liabilities	13,163,536	32,684	0.99	13,645,357	37,595	1.10
Non-interest-bearing liabilities	398,874			337,887
Total liabilities	13,562,410			13,983,244
Stockholders’ equity	1,636,454			1,584,725
Total liabilities and stockholders’ equity	$15,198,864			$15,567,969

Net interest income/ net interest rate spread (4)		$84,734	2.30%		$84,620	2.23%

Net interest-earning assets/ net interest margin (5)	$1,121,519		2.37%	$1,029,512		2.31%

Ratio of interest-earning assets to interest-bearing liabilities	1.09 x			1.08 x
__________________________________

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)
NOW and demand deposit accounts include non-interest bearing accounts with an average balance of $931.2 million for the three months ending September 30, 2015 and $905.1 million for the three months ended September 30, 2014.

(4)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30,
	2015			2014
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
			(Annualized)			(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$6,585,735	$155,236	3.14%	$7,672,504	$185,516	3.22%
Multi-family and commercial real estate	4,809,988	144,082	3.99	4,315,675	132,430	4.09
Consumer and other loans (1)	250,509	6,640	3.53	239,419	6,328	3.52
Total loans	11,646,232	305,958	3.50	12,227,598	324,274	3.54
Mortgage-backed and other securities (2)	2,555,034	46,124	2.41	2,323,096	42,321	2.43
Interest-earning cash accounts	141,795	305	0.29	103,489	232	0.30
FHLB-NY stock	138,890	4,390	4.21	146,659	4,777	4.34
Total interest-earning assets	14,481,951	356,777	3.28	14,800,842	371,604	3.35
Goodwill	185,151			185,151
Other non-interest-earning assets	726,154			679,814
Total assets	$15,393,256			$15,665,807

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW and demand deposit (3)	$2,255,767	$581	0.03	$2,121,511	$522	0.03
Money market	2,429,875	4,799	0.26	2,134,118	3,895	0.24
Savings	2,204,226	824	0.05	2,402,031	898	0.05
Total core deposits	6,889,868	6,204	0.12	6,657,660	5,315	0.11
Certificates of deposit	2,361,325	23,046	1.30	3,019,343	33,541	1.48
Total deposits	9,251,193	29,250	0.42	9,677,003	38,856	0.54
Borrowings	4,121,519	71,922	2.33	4,096,522	74,384	2.42
Total interest-bearing liabilities	13,372,712	101,172	1.01	13,773,525	113,240	1.10
Non-interest-bearing liabilities	408,167			332,878
Total liabilities	13,780,879			14,106,403
Stockholders’ equity	1,612,377			1,559,404
Total liabilities and stockholders’ equity	$15,393,256			$15,665,807

Net interest income/ net interest rate spread (4)		$255,605	2.27%		$258,364	2.25%

Net interest-earning assets/ net interest margin (5)	$1,109,239		2.35%	$1,027,317		2.33%

Ratio of interest-earning assets to interest-bearing liabilities	1.08 x			1.07 x
__________________________________

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)
NOW and demand deposit accounts include non-interest bearing accounts with an average balance of $917.0 million for the nine months ending September 30, 2015 and $895.6 million for the nine months ended September 30, 2014.

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

	Increase (Decrease) for the Three Months ended September 30, 2015 Compared to the Three Months ended September 30, 2014			Increase (Decrease) for the Nine Months ended September 30, 2015 Compared to the Nine Months ended September 30, 2014
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
Residential	$(7,468)	$(901)	$(8,369)	$(25,761)	$(4,519)	$(30,280)
Multi-family and commercial real estate	2,970	(684)	2,286	14,937	(3,285)	11,652
Consumer and other loans	45	6	51	294	18	312
Mortgage-backed and other securities	1,350	(62)	1,288	4,157	(354)	3,803
Interest-earning cash accounts	26	—	26	81	(8)	73
FHLB-NY stock	(68)	(11)	(79)	(247)	(140)	(387)
Total	(3,145)	(1,652)	(4,797)	(6,539)	(8,288)	(14,827)
Interest-bearing liabilities:
NOW and demand deposit	16	—	16	59	—	59
Money market	170	—	170	564	340	904
Savings	(20)	—	(20)	(74)	—	(74)
Certificates of deposit	(2,464)	(1,929)	(4,393)	(6,736)	(3,759)	(10,495)
Borrowings	408	(1,092)	(684)	433	(2,895)	(2,462)
Total	(1,890)	(3,021)	(4,911)	(5,754)	(6,314)	(12,068)
Net change in net interest income	$(1,255)	$1,369	$114	$(785)	$(1,974)	$(2,759)

Interest Income

Interest income decreased $4.8 million to $117.4 million for the three months ended September 30, 2015, from $122.2 million for the three months ended September 30, 2014, due to a decrease of $389.8 million in the average balance of interest-earning assets to $14.29 billion for the three months ended September 30, 2015, from $14.67 billion for the three months ended September 30, 2014, coupled with a decrease in the average yield on interest-earning assets to 3.29% for the three months ended September 30, 2015, from 3.33% for the three months ended September 30, 2014. The decrease in the average balance of interest-earning assets was primarily due to a significant decline in the average balance of residential mortgage loans, partially offset by increases in the average balances of multi-family and commercial real estate mortgage loans and mortgage-backed and other securities. The decrease in the average yield on interest-earning assets was primarily due to a lower average yield on mortgage loans and mortgage-backed and other securities.

Interest income on residential mortgage loans decreased $8.4 million to $49.9 million for the three months ended September 30, 2015, from $58.3 million for the three months ended September 30, 2014, due to a decrease of $949.6 million in the average balance to $6.36 billion for the three months ended September 30, 2015, from $7.31 billion for the three months ended September 30, 2014, coupled with a decrease in the average yield to 3.14% for the three months ended September 30, 2015, from 3.19% for the three months ended September 30, 2014. The decrease in the average balance of residential mortgage loans reflected the continued decline of this portfolio as repayments outpaced our originations over the past year. The decrease in the average yield was primarily due to new originations at lower interest rates than the interest rates on loans repaid over the past year and the impact of the downward repricing of our ARM loans.

Interest income on multi-family and commercial real estate mortgage loans increased $2.3 million to $48.0 million for the three months ended September 30, 2015, from $45.7 million for the three months ended September 30, 2014, due to an increase of $296.0 million in the average balance to $4.79 billion for the three months ended September 30, 2015, from $4.49 billion for the three months ended September 30, 2014, partially offset by a decrease in the average yield to 4.01% for the three months ended September 30, 2015, from 4.07% for the three months ended September 30, 2014. The increase in the average balance of multi-family and commercial real estate loans was attributable to originations of such loans which exceeded repayments over the past year. The decrease in the average yield was primarily due to new originations at interest rates below the weighted average interest rate of the portfolio as well as the interest rates on loans repaid, coupled with the impact of the downward repricing of our ARM loans, partially offset by larger prepayment penalties collected in the three months ended September 30, 2015 than September 30, 2014. Prepayment penalties increased $1.7 million to $3.3 million for the three months ended September 30, 2015, from $1.6 million for the three months ended September 30, 2014.

Interest income on mortgage-backed and other securities increased $1.3 million to $15.8 million for the three months ended September 30, 2015, from $14.5 million for the three months ended September 30, 2014, primarily due to an increase of $228.1 million in the average balance of the portfolio to $2.61 billion for the three months ended September 30, 2015, from $2.38 billion for the three months ended September 30, 2014, reflecting securities purchases over the past year in excess of repayments and sales.

Interest income decreased $14.8 million to $356.8 million for the nine months ended September 30, 2015, from $371.6 million for the nine months ended September 30, 2014, due to a decrease in the average yield on interest-earning assets to 3.28% for the nine months ended September 30, 2015, from 3.35% for the nine months ended September 30, 2014, coupled with a decrease of $318.9 million in the average balance of interest-earning assets to $14.48 billion for the nine months ended September 30, 2015, from $14.80 billion for the nine months ended September 30, 2014. The decrease in the average yield on interest-earning assets was primarily due to a lower average yield on mortgage loans. The decrease in the average balance of interest-earning assets was primarily due to a decline in the average balance of residential mortgage loans offset by increases in the average balances of multi-family and commercial real estate mortgage loans and mortgage-backed and other securities.

Interest income on residential mortgage loans decreased $30.3 million to $155.2 million for the nine months ended September 30, 2015, from $185.5 million for the nine months ended September 30, 2014, due to a decrease of $1.09 billion in the average balance to $6.59 billion for the nine months ended September 30, 2015, from $7.67 billion for the nine months ended September 30, 2014, coupled with a decrease in the average yield to 3.14% for the nine months ended September 30, 2015, from 3.22% for the nine months ended September 30, 2014.

Interest income on multi-family and commercial real estate mortgage loans increased $11.7 million to $144.1 million for the nine months ended September 30, 2015, from $132.4 million for the nine months ended September 30, 2014, due to an increase of $494.3 million in the average balance to $4.81 billion for the nine months ended September 30, 2015, from $4.32 billion for the nine months ended September 30, 2014, partially offset by a decrease in the average yield to 3.99% for the nine months ended September 30, 2015, from 4.09% for the nine months ended September 30, 2014. The decrease in the average yield was partially offset by prepayment penalties which increased $4.1 million to $9.2 million for the nine months ended September 30, 2015, from $5.1 million for the nine months ended September 30, 2014.

Interest income on mortgage-backed and other securities increased $3.8 million to $46.1 million for the nine months ended September 30, 2015, from $42.3 million for the nine months ended September 30, 2014, primarily due to an increase of $231.9 million in the average balance of the portfolio to $2.56 billion for the nine months ended September 30, 2015, from $2.32 billion for the nine months ended September 30, 2014, reflecting securities purchases over the past year in excess of repayments and sales. The average yield decreased slightly to 2.41% for the nine months ended September 30, 2015, from 2.43% for the nine months ended September 30, 2014. Net premium amortization on mortgage-backed and other securities totaled $6.7 million for the nine months ended September 30, 2015 and $6.6 million for the nine months ended September 30, 2014.

The principal reasons for the changes in the average yields and average balances of the various assets noted above for the nine months ended September 30, 2015 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2015.

Interest Expense

Interest expense decreased $4.9 million to $32.7 million for the three months ended September 30, 2015, from $37.6 million for the three months ended September 30, 2014, due to a decrease in the average cost of interest-bearing liabilities to 0.99% for the three months ended September 30, 2015, from 1.10% for the three months ended September 30, 2014, coupled with a decrease of $481.8 million in the average balance of interest-bearing liabilities to $13.16 billion for the three months ended September 30, 2015, from $13.65 billion for the three months ended September 30, 2014. The decrease in the average cost of interest-bearing liabilities primarily reflected decreases in the average cost of certificates of deposit and borrowings. The decrease in the average balance of interest-bearing liabilities is primarily due to the decrease in the average balance of certificates of deposit, partially offset by an increase in the average balance of borrowings.

Interest expense on total deposits decreased $4.2 million to $8.6 million for the three months ended September 30, 2015, from $12.8 million for the three months ended September 30, 2014, due to a decrease of $547.3 million in the average balance of total deposits to $9.09 billion for the three months ended September 30, 2015, from $9.63 billion for the three months ended September 30, 2014, coupled with a decrease in the average cost to 0.38% for the three months ended September 30, 2015, from 0.53% for the three months ended September 30, 2014. The decreases in the average balance and average cost of total deposits was primarily due to decreases in the average balance and average cost of certificates of deposit, partially offset by an increase in the average balance of money market accounts. The decrease in the average balance of certificates of deposit and the increase in the average balance of money market accounts were reflective of our efforts to reposition the liability mix of our balance sheet to increase our core deposits and reduce certificates of deposit.

Interest expense on certificates of deposit decreased $4.4 million to $6.5 million for the three months ended September 30, 2015, from $10.9 million for the three months ended September 30, 2014, due to a decrease of $739.0 million in the average balance, coupled with a decrease in the average cost to 1.20% for the three months ended September 30, 2015, from 1.50% for the three months ended September 30, 2014. The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher interest rates maturing and being replaced at lower interest rates. During the three months ended September 30, 2015, $509.6 million of certificates of deposit, with a weighted average interest rate of 1.45% and a weighted average maturity at inception of 33 months, matured and $295.6 million of certificates of deposit were issued or repriced, with a weighted average interest rate of 0.47% and a weighted average maturity at inception of 18 months.

Interest expense on borrowings decreased $684,000 to $24.1 million for the three months ended September 30, 2015, from $24.8 million for the three months ended September 30, 2014, due to a decrease in the average cost to 2.36% for the three months ended September 30, 2015, from 2.47% for the three months ended September 30, 2014, and partially offset by an increase of $65.4 million in the average balance to $4.08 billion for the three months ended September 30, 2015, from $4.01 billion for the three months ended September 30, 2014. The decline in the average cost of borrowings for the 2015 third quarter compared to the 2014 third quarter was primarily due to the restructuring of $600.0 million of borrowings, primarily in the 2014 fourth quarter, which resulted in a reduction of the weighted average interest rate on such borrowings from 4.19% to 3.73% and an extension of terms from a weighted average remaining term at the time of the restructuring of approximately 2.5 years to approximately 4.5 years. The increase in the average balance of borrowings reflects an increased utilization of short term borrowings.

Interest expense decreased $12.0 million to $101.2 million for the nine months ended September 30, 2015, from $113.2 million for the nine months ended September 30, 2014, due to a decrease in the average cost of interest-bearing liabilities to 1.01% for the nine months ended September 30, 2015, from 1.10% for the nine months ended September 30, 2014, coupled with a decrease of $400.8 million in the average balance of interest-bearing liabilities to $13.37 billion for the nine months ended September 30, 2015, from $13.77 billion for the nine months ended September 30, 2014. The decrease in the average cost of interest-bearing liabilities was primarily due to decreases in the average cost of certificates of deposit and borrowings. The decrease in the average balance of interest-bearing liabilities primarily reflects a decrease in the average balance of certificates of deposit, partially offset by increases in the average balances of money market accounts and borrowings.

Interest expense on total deposits decreased $9.6 million to $29.3 million for the nine months ended September 30, 2015, from $38.9 million for the nine months ended September 30, 2014, due to a decrease of $425.8 million in the average balance of total deposits to $9.25 billion for the nine months ended September 30, 2015, from $9.68 billion for the nine months ended September 30, 2014, coupled with a decrease in the average cost to 0.42% for the nine months ended September 30, 2015, from 0.54% for the nine months ended September 30, 2014. The decrease in the average balance of total deposits was primarily due to a decrease in the average balances of certificates of deposit, partially offset by an increase in money market accounts. The decrease in the average cost of total deposits was primarily due to a decrease in the average cost of certificates of deposit, partially offset by an increase in the average cost of our money market accounts.

Interest expense on certificates of deposit decreased $10.5 million to $23.0 million for the nine months ended September 30, 2015, from $33.5 million for the nine months ended September 30, 2014, due to a decrease of $658.0 million in the average balance, coupled with a decrease in the average cost to 1.30% for the nine months ended September 30, 2015, from 1.48% for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, $1.70 billion of certificates of deposit, with a weighted average interest rate of 1.27% and a weighted average maturity at inception of 30 months, matured and $1.08 billion of certificates of deposit were issued or repriced, with a weighted average interest rate of 0.53% and a weighted average maturity at inception of 21 months.

Interest expense on money market accounts increased $904,000 to $4.8 million for the nine months ended September 30, 2015, from $3.9 million for the nine months ended September 30, 2014, primarily due to an increase of $295.8 million in the average balance to $2.43 billion for the nine months ended September 30, 2015, from $2.13 billion for the nine months ended September 30, 2014, coupled with a increase in the average cost to 0.26% for the nine months ended September 30, 2015, from 0.24% for the nine months ended September 30, 2014.

Interest expense on borrowings decreased $2.5 million to $71.9 million for the nine months ended September 30, 2015, from $74.4 million for the nine months ended September 30, 2014, primarily due to a decrease in the average cost to 2.33% for the nine months ended September 30, 2015, from 2.42% for the nine months ended September 30, 2014.

Except as noted above, the principal reasons for the changes in the average costs and average balances of the various liabilities noted above for the nine months ended September 30, 2015 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2015.

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

We recorded a provision for loan losses credited to operations of $4.4 million for the three months ended September 30, 2015 and $7.7 million for the nine months ended September 30, 2015. This compares to a provision for loan losses credited to operations of $3.0 million for the three months ended September 30, 2014 and $7.2 million for the nine months ended September 30, 2014. The allowance for loan losses totaled $103.5 million at September 30, 2015, compared to $107.5 million at June 30, 2015 and $111.6 million at December 31, 2014, representing 0.92% of total loans at September 30, 2015, compared to 0.93% at June 30, 2015 and 0.93% at December 31, 2014. The allowance for loan losses as a percentage of non-performing loans was 78.58% at September 30, 2015, compared to 87.52% at June 30, 2015 and 87.32% at December 31, 2014. The reduction in the allowance for loan losses at September 30, 2015 compared to December 31, 2014, and the provision credited to operations for the three and nine months ended September 30, 2015, reflects the results of our quarterly reviews of the adequacy of the allowance for loan losses. We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the continued improvement in our loan loss experience, as well as the improved asset quality in our loan portfolio as a result of reductions in the balances of certain loan classes we believe bear higher risk, such as residential interest-only loans and loans originated prior to 2008 and multi-family and commercial real estate mortgage loans originated prior to 2011, the quality of our loan originations and the contraction of the overall loan portfolio.

Non-performing loans, which are comprised primarily of mortgage loans and exclude loans held-for-sale, totaled $131.7 million, or 1.17% of total loans, at September 30, 2015, compared to $127.8 million, or 1.07% of total loans, at December 31, 2014. The increase in non-performing loans at September 30, 2015 compared to December 31, 2014 is primarily attributable to an increase in non-performing residential mortgage loans, partially offset by a decrease in non-performing multi-family and commercial real estate mortgage loans. The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages related to our non-performing loans are generally higher than the allowance coverage percentages related to our performing loans. In evaluating our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral. We had net loan recoveries of $439,000 for the three months ended September 30, 2015 and net loan charge-offs of $351,000 for the nine months ended September 30, 2015. This compares to net loan charge-offs of $2.0 million for the three months ended September 30, 2014 and $18.2 million for the nine months ended September 30, 2014. Net loan charge-offs for the nine months ended September 30, 2014 included $8.7 million related to the designation of a pool of non-performing residential mortgage loans as loans held-for-sale as of June 30, 2014.

When analyzing our asset quality trends and coverage ratios, consideration is given to the accounting for non-performing loans, particularly when reviewing our allowance for loan losses to non-performing loans ratio. Included in our non-performing loans are residential mortgage loans which are 180 days or more past due for which we update our estimates of collateral values annually. We record a charge-off for the portion of the recorded investment in these loans in excess of the estimated fair value of the underlying collateral less estimated selling costs. Therefore, certain losses inherent in our non-performing residential mortgage loans are being recognized through a charge-off at 180 days past due and annually thereafter. The impact of updating these estimates of collateral value and recognizing any required charge-offs is to increase charge-offs and reduce the allowance for loan losses required on these loans. Therefore, when reviewing the adequacy of the allowance for loan losses as a percentage of non-performing loans, the impact of these charge-offs is considered. Non-performing residential mortgage loans which were 180 days or more past due at September 30, 2015 totaled $40.6 million, net of $4.3 million in charge-offs related to such loans, compared to $23.8 million, net of $2.1 million in charge-offs related to such loans, at December 31, 2014.

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio. We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time. Our 2015 third quarter analysis of loss severity on residential mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO or a short sale) to the loan’s original principal balance, indicated an average loss severity of approximately 26%, unchanged from our 2015 first and second quarter analyses and our 2014 fourth quarter analysis. Our analysis in the 2015 third quarter involved a review of residential REO sales and short sales which occurred during the 12 months ended June 30, 2015, as well as the sale of a substantial portion of our non-performing residential mortgage loans in the 2014 third quarter, and included both full documentation and reduced documentation loans in a variety of states with varying years of origination. Our 2015 third quarter analysis of charge-offs on multi-family and commercial real estate mortgage loans, which generally related to certain delinquent and non-performing loans transferred to held-for-sale and loans modified in a TDR during the 12 months ended June 30, 2015, indicated an average loss severity of approximately 29%, unchanged from our 2015 second quarter analysis, compared to approximately 32% in our 2015 first quarter analysis and 28% in our 2014 fourth quarter analysis. We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses. However, the uniqueness of each multi-family and commercial real estate loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses. We also consider the growth in our multi-family and commercial real estate mortgage loan portfolio in evaluating the adequacy of the allowance for loan losses. The ratio of the allowance for loan losses to non-performing loans was approximately 79% at September 30, 2015, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses. For additional information on the designation of a pool of non-performing residential mortgage loans as loans held-for-sale at June 30, 2014 and the subsequent sale in the 2014 third quarter, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2014 Annual Report on Form 10-K.

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

During the 2015 first quarter, total delinquent loans declined $28.0 million to $142.7 million at March 31, 2015, compared to $170.7 million at December 31, 2014. The decrease in total delinquent loans at March 31, 2015 compared to December 31, 2014 included a decrease of $17.0 million in delinquent residential mortgage loans, due primarily to a decline in loans which were 30-59 days past due, and a decline of $10.1 million in delinquent multi-family and commercial real estate mortgage loans, due primarily to a decline in loans which were 90 days or more past due. Net loan charge-offs increased to $757,000 for the 2015 first quarter compared to net loan recoveries of $316,000 for the 2014 fourth quarter. We continued to update our charge-off and loss analysis, including our predictive models, during the 2015 first quarter and updated our allowance coverage percentages accordingly. As a result of these factors, our allowance for loan losses decreased compared to December 31, 2014 and totaled $110.5 million at March 31, 2015 which resulted in a provision for loan losses credited to operations of $343,000 for the 2015 first quarter. During the 2015 second quarter, total delinquent loans increased $24.5 million to $167.2 million at June 30, 2015 compared to March 31, 2015. The increase in total delinquent loans at June 30, 2015 compared to March 31, 2015 included an increase of $19.9 million in delinquent residential mortgage loans, due in large part to an increase in loans which were 30-59 days past due, and an increase of $5.4 million in delinquent multi-family and commercial real estate mortgage loans, due to an increase in loans which were 90 days or more past due. Net loan charge-offs decreased to $33,000 for the 2015 second quarter compared to $757,000 for the 2015 first quarter. We continued to update our charge-off and loss analyses, including our predictive models, during the 2015 second quarter and updated our allowance coverage percentages accordingly. As a result of these factors, our allowance for loan losses decreased compared to March 31, 2015 and totaled $107.5 million at June 30, 2015 which resulted in a provision for loan losses credited to operations of $3.0 million for the three months ended June 30, 2015 and $3.3 million for the six months ended June 30, 2015. During the 2015 third quarter, total delinquent loans increased $11.9 million to $179.1 million at September 30, 2015 compared to June 30, 2015. The increase in total delinquent loans at September 30, 2015 compared to June 30, 2015 included an increase of $12.3 million in delinquent residential mortgage loans, due in large part to an increase in loans which were 90 days or more past due. We had net loan recoveries of $439,000 for the 2015 third quarter compared to net loan charge-offs $33,000 for the 2015 second quarter. We continued to update our charge-off and loss analyses, including our predictive models, during the 2015 third quarter and updated our allowance coverage percentages accordingly. As a result of these factors, along with the overall decline in our loan portfolio of $259.3 million for the three months ended September 30, 2015 and $699.4 million since December 31, 2014, our allowance for loan losses decreased compared to June 30, 2015 and December 31, 2014; and totaled $103.5 million at September 30, 2015 which resulted in a provision for loan losses credited to operations of $4.4 million for the three months ended September 30, 2015 and $7.7 million for the nine months ended September 30, 2015.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses. We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, the levels and composition of delinquent and non-performing loans, our loss history and our evaluation of the housing and real estate markets and the current economic environment. The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at September 30, 2015 and December 31, 2014.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality” and Note 3 of Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, “Financial Statements (Unaudited).”

Non-Interest Income

Non-interest income decreased $901,000 to $12.9 million for the three months ended September 30, 2015, from $13.8 million for the three months ended September 30, 2014 primarily due to a decrease in mortgage banking income, net and customer service fees, partially offset by an increase in other non-interest income. For the nine months ended September 30, 2015, non-interest income decrease $140,000 to $41.1 million, from $41.3 million for the nine months ended September 30, 2014, primarily due to a decrease in customer service fees and partially offset by an increase in other non-interest income.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and provision for MSR valuation, decreased $1.1 million to $132,000 for the three months ended September 30, 2015, from $1.3 million for the three months ended September 30, 2014. This decrease was primarily due to a provision recorded in the valuation allowance for the impairment of MSR in the three months ended September 30, 2015 compared to a recovery recorded for the 2014 period. The provision recorded in 2015 was reflective of an increase in the weighted average discount rate along with a decrease in the weighted average constant prepayment rate on mortgages, partially offset by a slight increase in the estimated weighted average life of the servicing portfolio at September 30, 2015, compared to September 30, 2014, primarily attributable to the decrease in the U.S. Treasury rates at the end of the 2015 third quarter.

Customer service fees decreased $861,000 to $8.3 million for the three months ended September 30, 2015, from $9.2 million for the three months ended September 30, 2014, and decreased $1.8 million to $25.4 million for the nine months ended September 30, 2015, from $27.2 million for the nine months ended September 30, 2014. These declines were primarily due to the discontinuation of a customer value program in the middle of the third quarter of 2015, lower checking account charges, including overdraft charges, and automated teller machine fees.
Other operating income increased $1.1 million to $1.5 million for the three months ended September 30, 2015, from $436,000 for the three months ended September 30, 2014, and increased $1.7 million to $4.8 million for the nine months ended September 30, 2015 from $3.1 million. These increases were primarily attributable to the $920,000 loss recognized in the 2014 third quarter on the sale of non-performing residential mortgage loans held-for-sale with a carrying value of $4.0 million that were not sold in the bulk sale transaction that closed on July 31, 2014 and were not otherwise resolved through either foreclosure and transfer to REO or satisfaction via short sales or payoffs.

Non-Interest Expense

Non-interest expense increased $238,000 to $72.6 million for the three months ended September 30, 2015, from $72.4 million for the three months ended September 30, 2014, and increased $410,000 to $214.6 million for the nine months ended September 30, 2015, compared to $214.2 million for the nine months ended September 30, 2014, as increases in compensation and benefits expense, and occupancy, equipment and systems expense were substantially offset by decreases in federal deposit insurance premium expense, advertising expense and other non-interest expense. Our percentage of general and administrative expense to average assets, annualized, was 1.91% for the three months ended September 30, 2015 and 1.86% for the nine months ended September 30, 2015, compared to 1.86% for the three months ended September 30, 2014 and 1.82% for the nine months ended September 30, 2014, primarily due to the decline in average assets, coupled with the increase in general and administrative expense.

Compensation and benefits expense increased $4.2 million to $38.4 million for the three months ended September 30, 2015, from $34.2 million for the three months ended September 30, 2014, and increased $10.3 million to $112.3 million for the nine months ended September 30, 2015, from $102.0 million for the nine months ended September 30, 2014, reflective, in part, of growth in our business banking and certain risk management and systems departments. The increases included higher salaries, pension and other postretirement benefit costs and employer matching contributions for the 401(k) plan for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014. Net periodic cost for our defined benefit pension plans and other postretirement benefit plan totaled $422,000 for the three months ended September 30, 2015 and $1.3 million for the nine months ended September 30, 2015, compared to a net periodic benefit of $280,000 for the three months ended September 30, 2014 and $839,000 for the nine months ended September 30, 2014. This increase was primarily attributable to an increase in recognized net actuarial loss.

Occupancy, equipment and systems expense increased $914,000 to $19.0 million for the three months ended September 30, 2015, compared to $18.0 million for the three months ended September 30, 2014, and increased $3.6 million to $57.6 million for the nine months ended September 30, 2015, compared to $54.0 million for the nine months ended September 30, 2014, reflecting increases in building repairs and maintenance, software maintenance and other data processing charges, depreciation expense and rent expense.

Federal deposit insurance premium expense decreased $2.4 million to $4.2 million for the three months ended September 30, 2015, compared to $6.6 million for the three months ended September 30, 2014, and decreased $9.7 million to $12.7 million for the nine months ended September 30, 2015, compared to $22.4 million for the nine months ended September 30, 2014, primarily due to a reduction in our assessment rate. Other non-interest expense decreased $207,000 to $8.3 million for the three months ended September 30, 2015, compared to $8.5 million for the three months ended September 30, 2014, and decreased $2.5 million to $24.1 million for the nine months ended September 30, 2015, compared to $26.6 million for the nine months ended September 30, 2014, primarily due to a decline in foreclosure and other REO related expenses, partially offset by an increase in consulting expense.

Income Tax Expense

For the three months ended September 30, 2015, income tax expense totaled $10.5 million, representing an effective tax rate of 35.8%. This compares to income tax expense of $10.3 million for the three months ended September 30, 2014, representing an effective tax rate of 35.3%. For the nine months ended September 30, 2015, income tax expense totaled $20.3 million, a slight increase compared to the nine months ended September 30, 2014. Both periods' results were impacted by changes in tax legislation that reduced income tax by $11.4 million for the nine months ended September 30, 2015 and by $11.5 million for the nine months ended September 30, 2014. See Note 1 of Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, "Financial Statements (Unaudited)," for additional information.

On April 13, 2015, the 2015 NY State legislation was signed into law in NY State that, among other things, (1) conforms NY City banking income tax laws to the 2014 NY State legislation, and (2) makes technical corrections to the 2014 NY State legislation. The 2015 NY State legislation is effective retroactively to tax years beginning on or after January 1, 2015. In addition, on June 30, 2015, the State of Connecticut enacted tax legislation which, for us, results in an increased apportionment of income subject to Connecticut taxation. The impact of these 2015 legislative changes partially offset our income tax expense resulting from current operations of $31.7 million for the nine months ended September 30, 2015, representing an effective tax rate of 35.2%. The nature of the changes in the 2014 NY State legislation resulted in the recognition of certain deferred tax assets, with a corresponding reduction of income tax expense in the nine months ended September 30, 2014. Prior to the effective date of the 2014 NY State legislation, we were subject to taxation in NY State under an alternative taxation method based on assets. The 2014 NY State legislation, among other things, removed that alternative method. Further, the new law (1) required that we will be taxed in a manner that resulted in an increase in our tax expense beginning in 2015 and (2) caused us to recognize temporary differences and net operating loss carry-forward benefits in 2014 which we were unable to recognize previously. The impact of the 2014 NY State legislation partially offset our income tax expense resulting from current operations of $31.4 million for the nine months ended September 30, 2014, representing an effective tax rate of 34.0%. See "Results of Operations - General" for a reconciliation of income tax expense as reported and income tax expense excluding the impact of these legislative changes for the nine months ended September 30, 2015 and September 30, 2014 which is a non-GAAP financial measure.

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

As a result of our continuing efforts to reposition the asset mix of our balance sheet, we have experienced increases in our multi-family and commercial real estate mortgage loan portfolio and declines in our residential mortgage loan portfolio over the past few years. Our multi-family mortgage loan portfolio increased to represent 35% of our total loan portfolio at September 30, 2015, compared to 33% at December 31, 2014. In contrast, our residential mortgage loan portfolio decreased to represent 56% of our total loan portfolio at September 30, 2015, compared to 58% at December 31, 2014. At September 30, 2015 and December 31, 2014, our commercial real estate mortgage loan portfolio represented 7% of our total loan portfolio and the remaining 2% of our total loan portfolio was comprised of consumer and other loans.

We continue to adhere to prudent underwriting standards.  We underwrite our residential mortgage loans primarily based upon our evaluation of the borrower’s ability to pay.  We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.  Additionally, we do not originate one-year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  Interest-only loans in our portfolio require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term. During the 2010 third quarter, we stopped offering interest-only loans.  At September 30, 2015, $1.24 billion of residential mortgage loans originated in prior years as interest-only loans were included in our portfolio of amortizing residential mortgage loans as a result of a refinance with us or through the conversion to amortizing loans at the end of their initial interest-only period, of which $353.6 million were refinanced or converted to amortizing loans during the nine months ended September 30, 2015. Non-performing amortizing residential mortgage loans at September 30, 2015 included $39.7 million of loans originated as interest-only loans that are amortizing as a result of a refinance with us or through the conversion to amortizing at the end of their initial interest-only period. Reduced documentation loans in our portfolio are comprised primarily of SIFA (stated income, full asset) loans.  To a lesser extent, reduced documentation loans in our portfolio also include SISA (stated income, stated asset) loans.  During the 2007 fourth quarter, we stopped offering reduced documentation loans.

Full documentation loans comprised 92% of our total mortgage loan portfolio at September 30, 2015, compared to 91% at December 31, 2014, and comprised 85% of our residential mortgage loan portfolio at September 30, 2015 and December 31, 2014.  The following table provides further details on the composition of our residential mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At September 30, 2015		At December 31, 2014
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Residential mortgage loans:
Full documentation interest-only (1)	$536,231	8.61%	$854,182	12.43%
Full documentation amortizing	4,772,584	76.63	5,003,693	72.79
Reduced documentation interest-only (1)(2)	396,432	6.37	611,008	8.89
Reduced documentation amortizing (2)	522,220	8.39	404,653	5.89
Total residential mortgage loans	$6,227,467	100.00%	$6,873,536	100.00%

(1)
Includes interest-only hybrid ARM loans originated prior to 2007 which were underwritten at the initial note rate, which may have been a discounted rate, totaling $570.2 million at September 30, 2015 and $1.06 billion at December 31, 2014.

(2)	Includes SISA loans totaling $139.1 million at September 30, 2015 and $148.9 million at December 31, 2014.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At September 30, 2015	At December 31, 2014
Non-performing loans (1) (2):
Mortgage loans:
Residential	$114,011	$100,155
Multi-family	5,445	13,646
Commercial real estate	6,043	7,971
Consumer and other loans	6,209	6,040
Total non-performing loans	131,708	127,812
REO, net (3)	19,146	35,723
Total non-performing assets	$150,854	$163,535
Non-performing loans to total loans	1.17%	1.07%
Non-performing loans to total assets	0.87	0.82
Non-performing assets to total assets	1.00	1.05
Allowance for loan losses to non-performing loans	78.58	87.32
Allowance for loan losses to total loans	0.92	0.93
_______________________________________________

(1)
Non-performing loans, substantially all of which are non-accrual loans, included loans modified in a TDR totaling $62.6 million at September 30, 2015 and $68.4 million at December 31, 2014. Non-performing loans exclude loans which have been modified in a TDR that have been returned to accrual status.

(2)
Includes mortgage loans 90 days or more past due, primarily as to their maturity date but not their interest due, and still accruing interest totaling $2.4 million at September 30, 2015 and $4.1 million at December 31, 2014.

(3)
REO is net of a valuation allowance of $1.1 million at September 30, 2015 and $839,000 at December 31, 2014 and included residential properties with a carrying value of $17.1 million at September 30, 2015 and $33.7 million at December 31, 2014.

Total non-performing assets decreased $12.6 million to $150.9 million at September 30, 2015 compared to $163.5 million at December 31, 2014, primarily due to a decrease in REO, net, partially offset with an increase in non-performing loans, which are comprised primarily of mortgage loans and exclude loans held-for-sale. The ratio of non-performing assets to total assets decreased to 1.00% at September 30, 2015, compared to 1.05% at December 31, 2014, due to the decline in non-performing assets, partially offset by a decrease in total assets. REO, net, decreased $16.6 million to $19.1 million at September 30, 2015, compared to $35.7 million at December 31, 2014. This decline reflected an excess of the volume of REO sold over the volume of loans that shifted from non-performing delinquent loans to REO through the completion of the foreclosure process during the nine months ended September 30, 2015. Non-performing loans, the most significant component of non-performing assets, increased $3.9 million to $131.7 million at September 30, 2015, compared to $127.8 million at December 31, 2014. The ratio of non-performing loans to total loans was 1.17% at September 30, 2015, compared to 1.07% at December 31, 2014. The increase in non-performing loans at September 30, 2015 compared to December 31, 2014 was primarily attributable to an increase in non-performing residential mortgage loans, partially offset by a decrease in non-performing multi-family mortgage loans, due in large part to the sale of a group of related loans to an unrelated third party at a price that approximated the recorded investment in the loans.

We may agree, in certain instances, to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR.  Modifications as a result of a TDR may include, but are not limited to, interest rate modifications, payment deferrals, restructuring of payments to interest-only from amortizing and/or extensions of maturity dates.  Modifications which result in insignificant payment delays and payment shortfalls are generally not classified as a TDR. Residential mortgage loans discharged in a Chapter 7 bankruptcy filing are also reported as loans modified in a TDR as relief granted by a court is also viewed as a concession to the borrower in the loan agreement.  Loans modified in a TDR are individually classified as impaired and are initially placed on non-accrual status regardless of their delinquency status and reported as non-performing loans.  Loans modified in a TDR which are included in non-performing loans totaled $62.6 million at September 30, 2015 and $68.4 million at December 31, 2014, of which $53.3 million at September 30, 2015 and $60.4 million at December 31, 2014 were current or less than 90 days past due. Loans modified in a TDR remain as non-performing loans in non-accrual status until we determine that future collection of principal and interest is reasonably assured.  Where we have agreed to modify the contractual terms of a borrower’s loan, we require the borrower to demonstrate performance according to the restructured terms, generally for a period of at least six months, prior to returning the loan to accrual status.  Loans modified in a TDR which have been returned to accrual status are excluded from non-performing loans, but remain classified as impaired.  As a result of the migration of restructured loans from non-accrual to accrual status as borrowers complied with the terms of their restructure agreement for a satisfactory period of time, restructured accruing loans totaled $104.2 million at September 30, 2015 and $106.0 million at December 31, 2014.

We discontinue accruing interest on loans when they become 90 days past due as to their payment due date and at the time a loan is deemed a TDR.  We may also discontinue accruing interest on certain other loans because of deterioration in financial or other conditions of the borrower.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and, presuming we deem the remaining recorded investment in the loan to be fully collectible, income is recognized only to the extent cash is received until a return to accrual status is warranted.  In some circumstances, we may continue to accrue interest on mortgage loans 90 days or more past due, primarily as to their maturity date but not their interest due.  In other cases, we may defer recognition of income until the principal balance has been recovered.  If all non-accrual loans at September 30, 2015 and 2014 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $3.9 million for the nine months ended September 30, 2015 and $3.8 million for the nine months ended September 30, 2014.  Actual payments recorded as interest income, with respect to such loans, totaled $2.4 million for both the nine months ended September 30, 2015 and 2014.

In addition to non-performing loans, we had $129.4 million of potential problem loans at September 30, 2015, including $81.5 million of residential mortgage loans and $46.5 million of multi-family and commercial real estate mortgage loans, compared to $132.8 million of potential problem loans at December 31, 2014, including $85.3 million of residential mortgage loans and $46.5 million of multi-family and commercial real estate mortgage loans. Such loans include loans 60-89 days past due and accruing interest and certain other internally adversely classified loans.

Non-performing residential mortgage loans continue to include a greater concentration of reduced documentation loans as compared to the entire residential mortgage loan portfolio. Reduced documentation loans represented only 15% of the residential mortgage loan portfolio, yet represented 45% of non-performing residential mortgage loans at September 30, 2015. The following table provides further details on the composition of our non-performing residential mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At September 30, 2015		At December 31, 2014
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-performing residential mortgage loans:
Full documentation interest-only	$24,360	21.37%	$28,027	27.98%
Full documentation amortizing	38,047	33.37	21,813	21.78
Reduced documentation interest-only	34,333	30.11	42,584	42.52
Reduced documentation amortizing	17,271	15.15	7,731	7.72
Total non-performing residential mortgage loans (1)	$114,011	100.00%	$100,155	100.00%

(1)
Includes $51.9 million of loans less than 90 days past due at September 30, 2015, of which $43.7 million were current, and includes $55.2 million of loans less than 90 days past due at December 31, 2014, of which $49.1 million were current.

The following table provides details on the geographic composition of both our total and non-performing residential mortgage loans at September 30, 2015.

	Residential Mortgage Loans At September 30, 2015
(Dollars in Millions)	Total Loans	Percent of Total Loans	Total Non-Performing Loans (1)	Percent of Total Non-Performing Loans	Non-Performing Loans as Percent of State Totals
State:
New York	$1,869.5	30.0%	$10.6	9.3%	0.57%
Connecticut	614.0	9.9	7.9	6.9	1.29
Massachusetts	531.2	8.5	4.5	3.9	0.85
Illinois	522.1	8.4	14.8	13.0	2.83
Virginia	474.5	7.6	12.8	11.2	2.70
New Jersey	441.0	7.1	18.1	16.0	4.10
Maryland	399.2	6.4	16.4	14.4	4.11
California	337.7	5.4	13.6	11.9	4.03
Washington	206.5	3.3	—	—	—
Texas	154.0	2.5	—	—	—
All other states (2)(3)	677.8	10.9	15.3	13.4	2.26
Total	$6,227.5	100.0%	$114.0	100.0%	1.83%

(1)	Includes $51.9 million of loans which were current or less than 90 days past due.

(2)	Includes 25 states and Washington, D.C.

(3)	Includes Florida with $108.9 million of total loans, of which $4.6 million were non-performing loans.

At September 30, 2015, substantially all of our multi-family and commercial real estate mortgage loans and non-performing multi-family and commercial real estate mortgage loans were secured by properties located in the New York metropolitan area.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
At September 30, 2015:
Mortgage loans:
Residential	247	$72,170	68	$20,495	202	$62,120
Multi-family	25	4,268	14	4,262	15	2,333
Commercial real estate	4	1,999	2	731	2	1,953
Consumer and other loans	46	2,189	13	396	52	6,209
Total delinquent loans	322	$80,626	97	$25,884	271	$72,615
Delinquent loans to total loans		0.72%		0.23%		0.65%

At December 31, 2014:
Mortgage loans:
Residential	255	$73,326	70	$21,290	148	$44,989
Multi-family	26	4,294	11	2,568	26	8,917
Commercial real estate	7	2,476	1	493	2	2,888
Consumer and other loans	58	2,430	17	962	52	6,040
Total delinquent loans	346	$82,526	99	$25,313	228	$62,834
Delinquent loans to total loans		0.69%		0.21%		0.53%

Delinquent loans totaled $179.1 million at September 30, 2015, an increase of $8.4 million compared to $170.7 million at December 31, 2014. The increase in total delinquent loans at September 30, 2015 compared to December 31, 2014 includes an increase of $15.2 million in delinquent residential mortgage loans primarily due to an increase in loans which were 90 days or more past due, partially offset by a decrease in loans which were 30-89 days past due. The increase in delinquent residential mortgage loans was partially offset by a decrease of $6.1 million in delinquent multi-family and commercial real estate mortgage loans due primarily to a decline in loans which were 90 days or more past due, partially offset by an increase in loans which were 60-89 days past due.

During the 2015 third quarter, total delinquent loans increased $11.9 million to $179.1 million at September 30, 2015 compared to $167.2 million at June 30, 2015. The increase in total delinquent loans at September 30, 2015 compared to June 30, 2015 included an increase of $12.3 million in delinquent residential mortgage loans, due in large part to a $9.9 million increase in loans which were 90 days or more past due.

Allowance for Loan Losses

The following table summarizes activity in the allowance for loan losses.

(In Thousands)	For the Nine Months Ended September 30, 2015
Balance at January 1, 2015	$111,600
Provision credited to operations	(7,749)
Charge-offs:
Residential	(4,341)
Multi-family	(898)
Commercial real estate	(142)
Consumer and other loans	(515)
Total charge-offs	(5,896)
Recoveries:
Residential	2,645
Multi-family	1,512
Commercial real estate	1,087
Consumer and other loans	301
Total recoveries	5,545
Net charge-offs	(351)
Balance at September 30, 2015	$103,500

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2015 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The Gap Table includes $1.00 billion of borrowings, which are callable within one year and on a quarterly basis thereafter, and $950.0 million of borrowings, callable in more than one year to three years, classified according to their maturity dates, primarily all of which are in the more than three years to five years category. In addition, the Gap Table includes callable securities with an amortized cost of $306.0 million, substantially all of which are callable within one year and at various times thereafter, classified according to their maturity dates in the more than five years category. The classification of callable borrowings and securities according to their maturity or projected call dates is based on the market value analytics of our interest rate risk model.  As indicated in the Gap Table, our one-year interest rate sensitivity gap at September 30, 2015 was positive 2.01% compared to negative 1.87% at December 31, 2014.

	At September 30, 2015
(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$3,959,356	$2,889,811	$2,196,581	$1,893,114	$10,938,862
Consumer and other loans (1)	224,040	10,004	4,956	4,007	243,007
Interest-earning cash accounts	165,817	—	—	—	165,817
Securities available-for-sale (2)	93,270	80,458	52,819	216,539	443,086
Securities held-to-maturity	350,112	466,134	302,517	1,078,866	2,197,629
FHLB-NY stock	—	—	—	128,687	128,687
Total interest-earning assets	4,792,595	3,446,407	2,556,873	3,321,213	14,117,088
Interest-bearing liabilities:
Savings	338,353	408,390	289,514	1,115,005	2,151,262
Money market	1,261,788	757,009	504,778	—	2,523,575
NOW and demand deposit	91,770	208,360	189,314	1,784,226	2,273,670
Certificates of deposit	989,981	612,101	497,872	—	2,099,954
Borrowings, net (3)	1,807,000	449,089	1,750,000	—	4,006,089
Total interest-bearing liabilities	4,488,892	2,434,949	3,231,478	2,899,231	13,054,550
Interest rate sensitivity gap	303,703	1,011,458	(674,605)	421,982	$1,062,538
Cumulative interest rate sensitivity gap	$303,703	$1,315,161	$640,556	$1,062,538

Cumulative interest rate sensitivity gap as a percentage of total assets	2.01%	8.71%	4.24%	7.04%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	106.77%	118.99%	106.31%	108.14%

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

Net Interest Income Sensitivity Analysis

In managing interest rate risk, we also use an internal income simulation model for our net interest income sensitivity analyses.  These analyses measure changes in projected net interest income over various time periods resulting from hypothetical changes in interest rates.  The interest rate scenarios most commonly analyzed reflect gradual and reasonable changes over a specified time period, which is typically one or two years.  The base net interest income projection utilizes assumptions similar to those reflected in the Gap Table, assumes that cash flows are reinvested in similar assets and liabilities and that interest rates as of the reporting date remain constant over the projection period.  For each alternative interest rate scenario, corresponding changes in the forecasted cash flows and repricing characteristics of each financial instrument, consisting of all our interest-earning assets and interest-bearing liabilities are made to determine the impact on net interest income.

We perform analyses of interest rate increases and decreases of up to 400 basis points (when reasonably practical) over various time horizons although changes in interest rates of 200 basis points over a one year horizon is a more common and reasonable scenario for analytical purposes. Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the 12 month period beginning October 1, 2015 would decrease by approximately 1.62% from the base projection. At December 31, 2014, in the up 200 basis point scenario, our projected net interest income for the 12 month period beginning January 1, 2015 would have decreased by approximately 7.18% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points through quarterly parallel decrements of 25 basis points, subject to floors, that have been established based on historical observation, our projected net interest income for the 12 month period beginning October 1, 2015 would decrease by approximately 1.81% from the base projection. At December 31, 2014, in the down 100 basis point scenario, our projected net interest income for the 12 month period beginning January 1, 2015 would have decreased by approximately 2.66% from the base projection. The December 31, 2014 analysis did not include the floor assumptions used in the September 30, 2015 analysis.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot necessarily be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  Accordingly, although our net interest income sensitivity analyses may provide an indication of our interest rate risk exposure, such analyses may not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results may differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from bank owned life insurance and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the 12 month period beginning October 1, 2015 would increase by approximately $3.2 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the 12 month period beginning October 1, 2015 would decrease by approximately $2.6 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and net interest income sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2014 Annual Report on Form 10-K.

ITEM 4.    Controls and Procedures

Monte N. Redman, our President and Chief Executive Officer, and Frank E. Fusco, our Senior Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2015.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

City of New York Notice of Determination
By "Notice of Determination" dated September 14, 2010 and August 26, 2011, or the 2010 and 2011 Notices, the City of New York notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years. The deficiencies related to our operation of Fidata and AF Mortgage, subsidiaries of Astoria Bank. We disagree with the assertion of the tax deficiencies. Hearings on the 2010 and 2011 Notices were held before the NYC Tax Appeals Tribunal in March and April 2013. On October 29, 2014, the NYC Tax Appeals Tribunal issued a decision favorable to us canceling the 2010 and 2011 Notices. The City of New York appealed the decision of the NYC Tax Appeals Tribunal. The parties have prepared and submitted briefs to the NYC Tax Appeals Tribunal and are scheduled to present oral arguments on November 19, 2015. At this time, management believes it is more likely than not that we will succeed in defending against the City of New York’s appeal. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at September 30, 2015 with respect to this matter.

By “Notice of Determination” dated November 19, 2014, or the 2014 Notice, the City of New York notified us of an alleged tax deficiency in the amount of $6.1 million, including interest and penalties, related to our 2009 and 2010 tax years, and by "Notice of Determination" dated August 5, 2015, or the 2015 Notice, the City of New York notified us of an alleged tax deficiency in the amount of $2.1 million, including interest and penalties, related to our 2011 through 2013 tax years. These deficiencies related to our operation of Fidata and AF Mortgage and the bases of the 2014 Notice and the 2015 Notice are substantially the same as that of the 2010 and 2011 Notices. We disagree with the assertion of the tax deficiencies and we filed Petitions for Hearing with the City of New York on February 13, 2015 and September 9, 2015 to oppose the 2014 Notice and 2015 Notice, respectively. By notice dated June 4, 2015, the NYC Tax Appeals Tribunal informed the parties that the proceedings relating to the 2014 Notice were adjourned pending the resolution of the proceedings with respect to the 2010 and 2011 Notices, the outcome of which may be determinative of some or all of the issues in this matter. On September 17, 2015, the NYC Tax Appeals Tribunal informed the parties that, barring the filing of an objection, the September 2015 Petition for Hearing would be consolidated with the February 2015 Petition and thus also adjourned pending resolution of the proceedings related to the 2010 and 2011 Notices. At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position asserted in the 2014 Notice and the 2015 Notice. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at September 30, 2015 with respect to this matter.

No assurance can be given as to whether or to what extent we will be required to pay the amount of the tax deficiencies asserted by the City of New York, whether additional tax will be assessed for years subsequent to 2013, that these matters will not be costly to oppose, that these matters will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

Merger-related Litigation
On November 4, 2015, a putative class action complaint was filed in the Supreme Court of the State of New York, County of Nassau, naming as defendants Astoria, its directors and NYCB. The complaint alleges that the Astoria directors breached their fiduciary duties to Astoria’s public shareholders by approving the Merger at an unfair price, that the Merger was the product of a flawed sales process, that the directors approved provisions in the Merger Agreement that constitute impermissible deal protection devices and that certain directors of Astoria will receive personal benefits from the Merger not shared in by other Astoria stockholders. The complaint further alleges that NYCB aided and abetted the alleged breaches of fiduciary duties. The lawsuit seeks, among other things, to enjoin completion of the Merger and an award of costs and attorneys’ fees. Astoria believes this action is without merit and intends to vigorously defend this lawsuit.

ITEM 1A.    Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2014 Annual Report on Form 10-K and Part II, Item 1A, "Risk Factors," in our March 31, 2015 Quarterly Report on Form 10-Q.  There were no material changes in risk factors relevant to our operations since March 31, 2015 except as discussed below.

The FDIC has issued a proposed rule regarding deposit insurance assessments that, if adopted, may increase our non-interest expense beginning in 2016 and may have a material effect on our results of operations.

On October 22, 2015, the FDIC issued a proposal to increase the reserve ratio for the Deposit Insurance Fund, or DIF, to the minimum level of 1.35% as required by the Reform Act. The proposed rule would impose on Astoria Bank, as an insured depository institution with $10 billion or more in total consolidated assets, a quarterly surcharge equal to an annual rate of 4.5 basis points applied to Astoria Bank’s deposit insurance assessment base, after making certain adjustments. If the rule is adopted as proposed, the FDIC expects that these surcharges would commence in 2016 and continue for approximately eight quarters; however, if the reserve ratio for the DIF does not reach the required level by December 31, 2018, the FDIC would impose a shortfall assessment on March 31, 2019, which would be collected on June 30, 2019. If adopted as proposed, this new rule could result in higher FDIC deposit insurance assessments, which would increase our non-interest expense commencing in 2016. We are continuing to review the impact that this proposed rulemaking will have on our financial condition and results of operations.

Astoria Financial Corporation will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on Astoria. These uncertainties may impair Astoria’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with Astoria to seek to change existing business relationships with Astoria. Retention of certain employees may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, Astoria’s business could be negatively impacted. In addition, the Merger Agreement restricts Astoria from making certain acquisitions and taking other specified actions until the Merger occurs without the consent of NYCB. These restrictions may prevent Astoria from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the Merger and the Bank Merger may be completed, NYCB must obtain approvals from the FRB, the FDIC and the DFS. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party. An adverse development in either party’s regulatory standing or these factors could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the Merger or the Bank Merger or require changes to the terms of the Merger or the Bank Merger. Such conditions or changes could have the effect of delaying or preventing completion of the Merger or the Bank Merger or imposing additional costs on or limiting the revenues of the combined company following the Merger or the Bank Merger, any of which might have an adverse effect on the combined company following the Merger.

The processing time for obtaining regulatory approvals for bank mergers, particularly for larger institutions, has increased since the financial crisis. Specifically, the Reform Act requires bank regulators to consider financial stability concerns when evaluating a proposed bank merger. Upon completion of the Merger, NYCB’s total consolidated assets will exceed $50 billion. We are only aware of one other transaction since the enactment of the Reform Act that caused the surviving entity to cross the $50 billion in total consolidated assets threshold.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

The Merger Agreement is subject to a number of conditions that must be fulfilled in order to complete the Merger. These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed. In addition, if the Merger is not completed by December 31, 2016, either Astoria or NYCB may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time. In addition, NYCB and Astoria may elect to terminate the Merger Agreement in certain other circumstances and Astoria may be required to pay a termination fee.

Termination of the Merger Agreement could negatively impact Astoria Financial Corporation.

If the Merger Agreement is terminated, Astoria’s business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger. In addition, if the Merger Agreement is terminated, the market price of Astoria Common Stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated and Astoria’s Board of Directors seeks another merger or business combination, Astoria’s stockholders cannot be certain that Astoria will be able to find a party willing to offer equivalent or more attractive consideration than the consideration NYCB has agreed to provide in the Merger. If the Merger Agreement is terminated under certain circumstances, Astoria may be required to pay a termination fee of $69.5 million to NYCB.

If the Merger is not completed, Astoria Financial Corporation will have incurred substantial expenses without realizing the expected benefits of the merger.

Astoria has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, Astoria would have to recognize these expenses without realizing the expected benefits of the Merger.

Lawsuits that may be filed against Astoria Financial Corporation and NYCB could result in an injunction preventing the completion of the Merger or a judgment resulting in the payment of damages.

On November 4, 2015, a putative class action complaint was filed in the Supreme Court of the State of New York, County of Nassau, naming as defendants Astoria, its directors and NYCB. This lawsuit seeks, among other things, to enjoin completion of the Merger. Additional plaintiffs may also file lawsuits against Astoria or NYCB and/or their directors and officers in connection with the Merger. The outcome of any such litigation is uncertain. If the cases are not resolved, these lawsuits could prevent or delay completion of the Merger and result in substantial costs to Astoria, including any costs associated with the indemnification of directors and officers. One of the conditions to the closing of the Merger is that no order, injunction or decree issued by any court or agency of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Merger shall be in effect. As such, if plaintiffs are successful in obtaining an injunction prohibiting the completion of the Merger on the agreed-upon terms, then such injunction may prevent the Merger from being completed, or from being completed within the expected timeframe.

Because the market price of NYCB Common Stock fluctuates, Astoria stockholders cannot be certain of the precise value of the stock portion of the Merger consideration that they may receive in the Merger.

At the time the Merger is completed, each issued and outstanding share of Astoria Common Stock (except for certain shares specified in the Merger Agreement) will be converted into the right to receive the merger consideration, which is in the form of a combination of NYCB Common Stock and cash.

There will be a time lapse between each of the date of the mailing of the joint proxy statement/prospectus relating to the Merger, the date on which Astoria stockholders vote on a proposal to adopt the Merger Agreement at a special meeting of stockholders and the date on which Astoria stockholders entitled to receive NYCB Common Stock actually receive such shares. The market value of NYCB Common Stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in NYCB’s businesses, operations and prospects and regulatory considerations. Many of these factors are outside the control of Astoria and NYCB. Consequently, at the time Astoria stockholders must decide whether to adopt the Merger Agreement, they will not know the actual market value of the NYCB Common Stock that they will be entitled to receive at the Effective Time. The actual value of the NYCB Common Stock received by Astoria stockholders will depend on the market value of the NYCB Common Stock. This market value may differ, possibly materially, from the value used at the time that the Board of Directors of Astoria adopted and approved the Merger Agreement and at the time Astoria stockholders vote on whether to adopt the Merger Agreement. Astoria stockholders should obtain current stock quotations for NYCB Common Stock before voting their shares of Astoria Common Stock.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At September 30, 2015, a maximum of 8,107,300 shares may yet be purchased under this plan.  However, we are not currently repurchasing additional shares of our common stock and have not since the 2008 third quarter. In addition, pursuant to the terms of the Merger Agreement, we may not repurchase shares of our common stock without the consent of NYCB.

ITEM 3.    Defaults Upon Senior Securities

Not applicable.

ITEM 4.    Mine Safety Disclosures

Not applicable.

ITEM 5.    Other Information

Not applicable.

ITEM 6.    Exhibits

See Index of Exhibits on page 87.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

Dated:	November 6, 2015	By:	/s/	Monte N. Redman
Monte N. Redman
President and Chief Executive Officer

Dated:	November 6, 2015	By:	/s/	Frank E. Fusco
Frank E. Fusco
Senior Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Dated:	November 6, 2015	By:	/s/	John F. Kennedy
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