Form 10-K
period 2015-12-31
ASTORIA FINANCIAL CORP
filed 2016-02-29
CIK 910322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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
Large accelerated filer    X   Accelerated Filer        Non-accelerated filer        Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES        NO  X
The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2015, based on the closing price for a share of the registrant’s Common Stock on that date as reported by the New York Stock Exchange, was $1.35 billion.
The number of shares of the registrant’s Common Stock outstanding as of February 16, 2016 was 101,404,957 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be utilized in connection with the 2016 Annual Meeting of Stockholders or any amendments to this Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2015, are incorporated by reference into Part  III.

ASTORIA FINANCIAL CORPORATION
2015 ANNUAL REPORT ON FORM 10-K

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

•
the actual results of our proposed merger with and into New York Community Bancorp, Inc. could vary materially as a result of a number of factors, including the possibility that various closing conditions for the transaction may not be satisfied or waived, and the merger agreement could be terminated under certain circumstances;

•	the potential impact of the announcement of the proposed merger with and into New York Community Bancorp, Inc. on relationships with third parties, including customers, employees and competitors; and

•	delays in closing the merger with and into New York Community Bancorp, Inc.

We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

PART I

As used in this Form 10-K, “Astoria,” “we,” “us” and “our” refer to Astoria Financial Corporation and its consolidated subsidiaries, principally Astoria Bank, formerly known as Astoria Federal Savings and Loan Association.

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

Astoria Bank was established in 1888 as a local, community-oriented bank that delivered exceptional service, a core philosophy that remains our focus today. Since inception, we operated on a simple business model of providing residential mortgage loans funded primarily by retail deposits of the customers that live and work near our branch franchise. In 2011, we set forth on developing plans to transform our balance sheet, both the asset side and the liability side, through the expansion of the products and services we offer, as well as enhancements to the delivery channels, in the communities and to the customers we serve. Through these initiatives, during 2015 we have continued to strengthen and expand our position as a more fully diversified, full service community bank. We focus on growing our core businesses of mortgage portfolio lending and deposit gathering while maintaining strong asset quality and controlling operating expenses. We continue to implement our strategies to diversify earning assets and to increase low cost NOW and demand deposit, money market and savings accounts, or core deposits. These strategies include a greater level of participation in the local multi-family and commercial real estate mortgage lending markets and expanding our array of business banking products and services, focusing on small and middle market businesses with an emphasis on attracting clients from larger competitors. Our physical presence consists presently of our branch network of 88 locations, including our Long Island City, New York branch, which opened in late 2015, plus our dedicated business banking office in midtown Manhattan.

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

On October 28, 2015, Astoria entered into an Agreement and Plan of Merger, or the Merger Agreement, with New York Community Bancorp, Inc., a Delaware corporation, or NYCB. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Astoria will merge with and into NYCB, with NYCB as the surviving corporation in the merger, such merger referred to as the Merger. Immediately following the Merger, Astoria’s wholly owned subsidiary, Astoria Bank, will merge with and into NYCB’s wholly owned subsidiary, New York Community Bank, such merger referred to as the Bank Merger. New York Community Bank will be the surviving entity in the Bank Merger. The Merger Agreement was unanimously approved and adopted by the Board of Directors of each of Astoria and NYCB and is subject to the receipt of customary shareholder and regulatory approvals, among other customary closing conditions. For additional information on the Merger and Bank Merger, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

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

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans. At December 31, 2015, 54% of our total loan portfolio was secured by residential properties and 44% was secured by multi-family properties and commercial real estate, compared to 58% secured by residential properties and 40% secured by multi-family properties and commercial real estate at December 31, 2014. The remainder of the loan portfolio consists of a variety of consumer and other loans, including commercial and industrial loans and home equity loans. At December 31, 2015, our net loan portfolio totaled $11.06 billion, or 73% of total assets.

We originate multi-family and commercial real estate mortgage loans either indirectly through commercial mortgage brokers or through direct solicitation by our banking officers in New York in connection with our business banking operations. We originate residential mortgage loans either directly through our banking and loan production offices in New York or indirectly through brokers and our third party loan origination program. Mortgage loan originations and purchases for portfolio totaled $1.51 billion for the year ended December 31, 2015 and $1.64 billion for the year ended December 31, 2014. At December 31, 2015, $6.45 billion, or 59%, of our total mortgage loan portfolio was secured by properties located in New York and $4.41 billion, or 41%, of our total mortgage loan portfolio was secured by properties located in 34 other states and the District of Columbia. In addition to New York, we have a concentration of 5% or greater of our total mortgage loan portfolio in Connecticut at 6% and in New Jersey at 5%.

We also originate mortgage loans for sale in the secondary market. Generally, we originate 15 and 30 year fixed rate residential mortgage loans that conform to GSE guidelines (conforming loans) for sale to various GSEs or other investors on a servicing released or retained basis. The sale of such loans is generally arranged through a master commitment on a mandatory delivery or best efforts basis. Originations of residential mortgage loans held-for-sale totaled $127.7 million in 2015 and $105.2 million in 2014, all of which were originated through our retail loan origination program. Loans serviced for others totaled $1.40 billion at December 31, 2015.

We outsource the servicing of our residential mortgage loan portfolio, including our portfolio of mortgage loans serviced for other investors, to an unrelated third party under a sub-servicing agreement.

Residential Mortgage Lending

Our primary residential lending emphasis is on the origination and purchase of first mortgage loans secured by properties that serve as the primary residence of the owner. We also originate a limited number of second home mortgage loans. At December 31, 2015, residential mortgage loans totaled $6.02 billion, or 54% of our total loan portfolio, of which

$4.27 billion, or 71%, were hybrid adjustable rate mortgage, or ARM, loans and $1.75 billion, or 29%, were fixed rate loans.

Residential mortgage loan originations and purchases for portfolio totaled $616.9 million during 2015 and $455.9 million during 2014. Our residential retail loan origination program accounted for $311.3 million of portfolio originations during 2015 and $205.5 million during 2014. We also have a residential broker network covering four states, primarily along the East Coast. Our residential broker loan origination program consists of relationships with mortgage brokers and accounted for $78.6 million of portfolio originations during 2015 and $56.2 million during 2014. We purchase individual mortgage loans through our third party loan origination program which are subject to the same underwriting standards as our retail and broker originations. Our third party loan origination program includes relationships with other financial institutions and mortgage bankers covering 13 states and the District of Columbia and accounted for residential portfolio purchases of $227.0 million during 2015 and $194.2 million during 2014. Our various loan origination programs provide efficient and diverse delivery channels for deployment of our cash flows. Additionally, our broker and third party loan origination programs provide geographic diversification, reducing our exposure to concentrations of credit risk.

We offer amortizing hybrid ARM loans with terms up to 30 years which initially have a fixed rate for five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period. Prior to 2014, we also offered amortizing hybrid ARM loans with terms up to 40 years and loans with an initial fixed rate period of three years. Our amortizing hybrid ARM loans require the borrower to make principal and interest payments during the entire loan term. Our portfolio of residential amortizing hybrid ARM loans totaled $3.53 billion, or 59% of our total residential mortgage loan portfolio, at December 31, 2015. Prior to the 2010 fourth quarter, we offered interest-only hybrid ARM loans with terms of up to forty years, which have an initial fixed rate for five or seven years and convert into one year interest-only ARM loans at the end of the initial fixed rate period. Our interest-only hybrid ARM loans require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term. Our portfolio of residential interest-only hybrid ARM loans totaled $735.5 million, or 12% of our total residential mortgage loan portfolio, at December 31, 2015. We do not originate one year ARM loans. The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period. We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.

Within our residential mortgage loan portfolio we have reduced documentation loan products, substantially all of which are hybrid ARM loans (interest-only and amortizing). Reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans. To a lesser extent, our portfolio of reduced documentation loans also includes SISA (stated income, stated asset) loans. During the 2007 fourth quarter, we stopped offering reduced documentation loans. Reduced documentation loans in our residential mortgage loan portfolio totaled $885.2 million, or 15% of our total residential mortgage loan portfolio at December 31, 2015, and included $135.7 million of SISA loans.

Generally, ARM loans pose credit risks somewhat greater than the risks posed by fixed rate loans primarily because, as interest rates rise, the underlying payments of the borrower increase when the loan is beyond its initial fixed rate period, particularly if the interest rate during the initial fixed rate period was at a discounted rate, increasing the potential for default. Interest-only hybrid ARM loans have an additional potential risk element when the loan payments adjust after the tenth anniversary of the loan to include principal payments, resulting in a further increase in the underlying payments. Since our interest-only hybrid ARM loans have a relatively long period to the principal payment adjustment, we believe this alleviates some of the additional credit risk due to the longer period for the borrower’s income to adjust to anticipated higher future payments. Additionally, we consider these risk factors in our underwriting of such loans and we do not offer loans with initial rates at deep discounts to the fully indexed rate. At December 31, 2015, $1.36 billion of residential mortgage loans originated in prior years as interest-only loans were included in our portfolio of amortizing residential mortgage loans as a result of a refinance with us or through the conversion to amortizing loans at the end of their initial interest-only period, of which $517.7 million were refinanced or converted to amortizing loans during 2015.

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

All of our hybrid ARM loans have annual and lifetime interest rate ceilings and floors. Such loans have, at times, been offered with an initial interest rate which is less than the fully indexed rate for the loan at the time of origination, referred to as a discounted rate. We determine the initial interest rate in accordance with market and competitive factors giving consideration to the spread over our funding sources in conjunction with our overall interest rate risk, or IRR, management strategies. In 2006, to recognize the credit risks associated with interest-only hybrid ARM loans, we began underwriting such loans based on a fully amortizing loan (in effect underwriting interest-only hybrid ARM loans as if they were amortizing hybrid ARM loans). Prior to 2007, we would underwrite our interest-only hybrid ARM loans using the initial note rate, which may have been a discounted rate. We monitor credit risk on interest-only hybrid ARM loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner as we monitor credit risk on all interest-only hybrid ARM loans. Our portfolio of residential interest-only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaled $388.0 million, or 6% of our total residential mortgage loan portfolio, at December 31, 2015. In 2007, we began underwriting our interest-only hybrid ARM loans at the higher of the fully indexed rate or the initial note rate. In 2009, we began underwriting our interest-only and amortizing hybrid ARM loans at the higher of the fully indexed rate, the initial note rate or 6.00%. During the 2010 second quarter, we reduced the underwriting interest rate floor from 6.00% to 5.00% to reflect the interest rate environment. During the 2010 third quarter we stopped offering interest-only loans.

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

Multi-Family and Commercial Real Estate Lending

Our primary multi-family and commercial real estate lending emphasis is on the origination of mortgage loans on rent controlled and rent stabilized apartment buildings located in the greater New York metropolitan area, including the five boroughs of New York City, Nassau, Suffolk and Westchester counties in New York, and parts of New Jersey and Connecticut. At December 31, 2015, multi-family mortgage loans totaled $4.02 billion, or 36% of our total loan portfolio, and commercial real estate loans totaled $819.5 million, or 7% of our total loan portfolio. The multi-family and commercial real estate loans in our portfolio consist of both fixed rate and adjustable rate loans which were originated at prevailing market rates. Multi-family and commercial real estate loans we currently offer generally include adjustable and fixed rate balloon loans with terms up to 15 years, amortized over 15 to 30 years. We also offer interest-only mortgage loans, primarily for loans secured by multi-family cooperative properties, to qualified borrowers, underwritten on an amortizing basis. Such loans generally require interest-only payments for the term of the loan, which generally ranges from five to ten years, and typically provide for a balloon payment at maturity. Interest-only loans represented less than 7% of our total multi-family and commercial real estate loan portfolio at December 31, 2015. Included in our multi-family and commercial real estate loan portfolios are mixed use loans secured by properties which are intended for both residential and commercial use. Mixed use loans are classified as multi-family or commercial real estate based on the respective percentage of income from residential and commercial uses.

Our policy generally has been to originate multi-family and commercial real estate mortgage loans in the New York metropolitan area, which includes New York, New Jersey and Connecticut. During 2009, due primarily to conditions in the real estate market and economic environment at that time, we suspended originations of multi-family and commercial real estate loans. During the 2011 third quarter, we resumed originations of such loans in the New York metropolitan area. Our current strategies include greater participation in the local multi-family and commercial real estate mortgage lending markets. Originations of multi-family and commercial real estate loans totaled $890.7 million during the year ended December 31, 2015 and $1.19 billion during the year ended December 31, 2014.

In originating multi-family and commercial real estate loans, we primarily consider the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and our lending experience with the borrower. Our current policy for multi-family loans is to require a minimum debt service coverage ratio of 1.20 times and to finance up to

75% of the lesser of the purchase price or appraised value of the property securing the loan on purchases or 75% of the appraised value on refinances. For commercial real estate loans, our current policy is to require a minimum debt service coverage ratio of 1.25 times and to finance up to 70% of the lesser of the purchase price or appraised value of the property securing the loan on purchases or 70% of the appraised value on refinances. In addition, we perform analyses to determine the ability of the net operating income generated by the real estate to meet the debt service obligation under various stress scenarios.

The majority of the multi-family loans in our portfolio are secured by five to fifty-unit apartment buildings and mixed use properties (containing both residential and commercial uses). Commercial real estate loans are typically secured by retail, office and mixed use properties (more commercial than residential uses). The average balance of multi-family and commercial real estate loans originated during 2015 was $2.6 million. At December 31, 2015, our single largest multi-family credit had an outstanding balance of $36.0 million, was current and was secured by a 432-unit cooperative apartment building with 22 retail units in the Bronx. At December 31, 2015, the average balance of loans in our multi-family portfolio was approximately $1.8 million. At December 31, 2015, our single largest commercial real estate credit had an outstanding principal balance of $14.3 million, was current and was secured by a building with 100% commercial tenancy in Manhattan. At December 31, 2015, the average balance of loans in our commercial real estate portfolio was approximately $1.6 million.

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

Consumer and Other Loans

At December 31, 2015, $252.7 million, or 2%, of our total loan portfolio, consisted of consumer and other loans. Included in consumer and other loans at December 31, 2015 were $160.8 million of home equity and other consumer loans and $91.9 million of commercial and industrial loans.

Home equity and other consumer loans consist primarily of home equity lines of credit. Other consumer loans in this portfolio include overdraft protection, lines of credit and passbook loans which are primarily offered on a fixed rate, short-term basis. Home equity lines of credit are adjustable rate loans which are indexed to the prime rate and generally reset monthly. Such lines of credit were underwritten based on our evaluation of the borrower’s ability to repay the debt. Prior to the 2007 fourth quarter, these lines of credit were generally limited to aggregate outstanding indebtedness secured by up to 90% of the appraised value of the property. During the 2007 fourth quarter, we revised our policy on originations of home equity lines of credit to limit aggregate outstanding indebtedness to 75% of the appraised value of the property and only for loans where we hold the first lien mortgage on the property. During the 2008 third quarter, we revised our policy to limit aggregate outstanding indebtedness to 60% of the appraised value of the property and only for properties located in New York. During the 2010 first quarter, we discontinued originating home equity lines of credit. In the 2014 fourth quarter, we resumed originations of home equity lines of credit, limited to an aggregate outstanding indebtedness secured by up to 80% of the appraised value of the property, up to a combined loan amount of $750,000 and up to 75% for loan amounts over $750,000 and not more than $1.0 million.

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

Commercial and industrial loans offered through our business banking operations primarily include secured lines of credit, equipment loans, letters of credit and term loans. Substantially all of our commercial and industrial loans at December 31, 2015 were originated since 2012 as part of our strategy to expand our business banking operations and diversify our earning assets. We focus on making commercial and industrial loans to small and medium-sized businesses, primarily located in our branch footprint, in a wide variety of industries. These loans are underwritten based upon the cash flow and earnings of the borrower and the value of the collateral securing such loans, if any.

Loan Approval Procedures and Authority

For individual loans with balances of $5.0 million or less or when the overall lending relationship is $60.0 million or less, loan approval authority has been delegated by the Board of Directors to various members of our underwriting and management staff. For individual loan amounts or overall lending relationships in excess of these amounts, loan approval authority has been delegated by the Board of Directors to members of our Executive Loan Committee, which consists of senior executive management.

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

Pursuant to the terms of the Merger Agreement, we are limited in our ability to make loans or extensions of credit outside of the ordinary course of business or in excess of $10 million in a single transaction, in each case, without the consent of NYCB. NYCB has agreed not to unreasonably withhold any such consent.

Loan Portfolio Composition

The following table sets forth the composition of our loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At December 31,
	2015		2014		2013		2012		2011
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans (gross):
Residential	$6,015,415	54.14%	$6,873,536	57.71%	$8,037,276	64.89%	$9,711,226	73.82%	$10,561,539	80.02%
Multi-family	4,024,105	36.21	3,913,053	32.86	3,296,455	26.61	2,406,678	18.29	1,693,871	12.84
Commercial real estate	819,514	7.38	873,765	7.34	812,966	6.56	773,916	5.88	659,706	5.00
Total mortgage loans	10,859,034	97.73	11,660,354	97.91	12,146,697	98.06	12,891,820	97.99	12,915,116	97.86
Consumer and other loans (gross):
Home equity and other consumer	160,819	1.44	184,553	1.55	208,923	1.69	242,119	1.84	270,408	2.05
Commercial and industrial	91,874	0.83	64,815	0.54	30,758	0.25	21,975	0.17	12,036	0.09
Total consumer and other loans	252,693	2.27	249,368	2.09	239,681	1.94	264,094	2.01	282,444	2.14
Total loans (gross)	11,111,727	100.00%	11,909,722	100.00%	12,386,378	100.00%	13,155,914	100.00%	13,197,560	100.00%
Net unamortized premiums and deferred loan origination costs	41,354		47,726		55,688		68,058		77,044
Loans receivable	11,153,081		11,957,448		12,442,066		13,223,972		13,274,604
Allowance for loan losses	(98,000)		(111,600)		(139,000)		(145,501)		(157,185)
Loans receivable, net	$11,055,081		$11,845,848		$12,303,066		$13,078,471		$13,117,419

Loan Maturity, Repricing and Activity

The following table shows the contractual maturities of our loafns receivable at December 31, 2015 and does not reflect the effect of prepayments or scheduled principal amortization.

	At December 31, 2015
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	Consumer and Other	Total
Amount due:
Within one year	$5,112	$31,877	$45,181	$68,668	$150,838
After one year:
Over one to three years	12,324	559,963	177,999	6,966	757,252
Over three to five years	18,524	596,155	196,217	13,308	824,204
Over five to ten years	206,736	1,551,209	190,658	11,379	1,959,982
Over ten to twenty years	2,244,291	1,272,287	208,366	99,286	3,824,230
Over twenty years	3,528,428	12,614	1,093	53,086	3,595,221
Total due after one year	6,010,303	3,992,228	774,333	184,025	10,960,889
Total amount due	$6,015,415	$4,024,105	$819,514	$252,693	$11,111,727
Net unamortized premiums and deferred loan origination costs					41,354
Allowance for loan losses					(98,000)
Loans receivable, net					$11,055,081

The following table sets forth at December 31, 2015, the dollar amount of our loans receivable contractually maturing after December 31, 2016, and whether such loans have fixed interest rates or adjustable interest rates.  Our interest-only and amortizing hybrid ARM loans are classified as adjustable rate loans.

	Maturing After December 31, 2016
(In Thousands)	Fixed	Adjustable	Total
Mortgage loans:
Residential	$1,744,773	$4,265,530	$6,010,303
Multi-family	2,626,673	1,365,555	3,992,228
Commercial real estate	494,800	279,533	774,333
Consumer and other loans	29,223	154,802	184,025
Total	$4,895,469	$6,065,420	$10,960,889

The following table sets forth our loan originations, purchases, sales and principal repayments for the periods indicated, including loans held-for-sale.

	For the Year Ended December 31,
(In Thousands)	2015	2014	2013
Mortgage loans (gross) (1):
Balance at beginning of year	$11,667,994	$12,154,132	$12,968,186
Originations:
Residential	517,618	366,792	848,607
Multi-family	784,063	1,012,150	1,319,837
Commercial real estate	106,616	174,341	233,330
Total originations	1,408,297	1,553,283	2,401,774
Purchases (2)	227,034	194,237	403,481
Principal repayments	(2,291,194)	(1,887,465)	(3,201,751)
Sales	(135,365)	(286,522)	(341,219)
Transfer of loans to real estate owned	(7,783)	(43,448)	(51,333)
Net loans charged off	(993)	(16,223)	(25,006)
Balance at end of year	$10,867,990	$11,667,994	$12,154,132
Consumer and other loans (gross):
Balance at beginning of year	$249,368	$239,681	$264,094
Originations and advances	162,943	109,208	77,597
Principal repayments	(159,083)	(97,813)	(100,914)
Net loans charged off	(535)	(1,708)	(1,096)
Balance at end of year	$252,693	$249,368	$239,681

(1)
Includes loans classified as held-for-sale totaling $9.0 million at December 31, 2015, $7.6 million at December 31, 2014 and $7.4 million at December 31, 2013, exclusive of valuation allowances totaling $54,000 at December 31, 2013.

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

We are impacted by both national and regional economic factors, with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area. Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging. Interest rates have been at or near historical lows, and despite the December 2015 action by the Federal Open Market Committee, or FOMC, to raise the federal funds interest rate by 25 basis points and the FOMC's economic projections implying several additional increases in 2016, the federal funds futures market appears to be discounting such actions. Long term interest rates have been volatile during the past year and sensitive to varied economic data, the uncertainty of the impact of the FOMC's first rate hike in almost a decade and the divergence in monetary policy of the FOMC and its global counterparts. The ten-year U.S. Treasury rate started 2015 at 2.17% and ended the year at 2.27%, while ranging between a low of 1.68% and a high of 2.50%. The national unemployment rate decreased to 5.0% for December 2015 compared to 5.6% for December 2014, and new job growth in 2015 has continued its slow pace. We believe market conditions remain favorable in the New York metropolitan area with respect to our multi-family mortgage loan origination activities, though some competitor institutions in this market have offered rates and/or product terms at levels which we have chosen not to offer.

Pursuant to the terms of the Merger Agreement, we are limited in our ability to change in any material respect our risk and asset liability management policies without the consent of NYCB. NYCB has agreed not to unreasonably withhold any such consent.

Non-performing Assets

Non-performing assets, which include non-performing loans and real estate owned, or REO, decreased $5.5 million to $158.0 million at December 31, 2015, from $163.5 million at December 31, 2014, reflecting a significant decline in REO, net, partially offset by an increase in non-performing loans. At December 31, 2015 REO, net, totaled $19.8 million, down $15.9 million from $35.7 million at December 31, 2014. Non-performing loans, which are comprised primarily of mortgage loans, include all non-accrual loans, and, to a lesser extent, mortgage loans past due 90 days or more and still accruing interest, and exclude loans held-for-sale and loans modified in a troubled debt restructuring, or TDR, which have been returned to accrual status. At December 31, 2015, non-performing loans totaled $138.2 million, up $10.4 million compared to $127.8 million at December 31, 2014. The ratio of non-performing assets to total assets was 1.05% at December 31, 2015, unchanged from December 31, 2014. The ratio of non-performing loans to total loans increased to 1.24% at December 31, 2015, from 1.07% at December 31, 2014. The allowance for loan losses as a percentage of total non-performing loans decreased to 70.90% at December 31, 2015, from 87.32% at December 31, 2014. For further discussion of our non-performing assets, non-performing loans and the allowance for loan losses, see Item 7, “MD&A.”

We may agree, in certain instances, to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR. Modifications as a result of a TDR may include, but are not limited to, interest rate modifications, payment deferrals, restructuring of payments to interest-only from amortizing and/or extensions of maturity dates. Modifications which result in insignificant payment delays and payment shortfalls are generally not classified as a TDR. Residential mortgage loans discharged in a Chapter 7 bankruptcy filing, or bankruptcy loans, are also reported as loans modified in a TDR as relief granted by a court is also viewed as a concession to the borrower in the loan agreement. Loans modified in a TDR are individually classified as impaired and are initially placed on non-accrual status regardless of their delinquency status. Loans modified in a TDR which are included in non-performing loans totaled $61.0 million at December 31, 2015 and $68.4 million at December 31, 2014, of which $47.6 million at December 31, 2015 and $60.4 million at December 31, 2014 were current or less than 90 days past due. Loans modified in a TDR remain in non-accrual status until we determine that future collection of principal and interest is reasonably assured. Where we have agreed to modify the contractual terms of a borrower’s loan, we require the borrower to demonstrate performance according to the restructured terms, generally for a period of at least six months, prior to returning the loan to accrual status. Loans modified in a TDR which have been returned to accrual status are excluded from non-performing loans but remain classified as impaired. Restructured accruing loans totaled $101.8 million at December 31, 2015 and $106.0 million at December 31, 2014. For further detail on loans modified in a TDR, see Note 1 and Note 5 in Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

We discontinue accruing interest on loans when they become 90 days past due as to their payment due date and at the time a loan is deemed a TDR. We may also discontinue accruing interest on certain other loans earlier because of deterioration in financial or other conditions of the borrower. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and, presuming we deem the remaining recorded investment in the loan to be fully collectible, income is recognized only to the extent cash is received until a return to accrual status is warranted. In some circumstances, we may continue to accrue interest on mortgage loans past due 90 days or more, primarily as to their maturity date but not their interest due. In other cases, we may defer recognition of income until the principal balance has been recovered.

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

We proactively manage our non-performing assets, in part, through the sale of certain individual delinquent and non-performing loans. During the year ended December 31, 2015, we sold $7.5 million, net of recoveries of $1.1 million, of delinquent and non-performing mortgage loans, primarily multi-family and commercial real estate mortgage loans. At December 31, 2015, included in loans held-for-sale, net, were non-performing mortgage loans totaling $1.6 million, which primarily consisted of multi-family mortgage loans. Such non-performing loans held-for-sale are excluded from non-performing loans, non-performing assets and related ratios.

In the 2014 second quarter, we conducted an evaluation of our residential mortgage loans 90 days or more past due for the purpose of determining whether a greater value could be derived in a potential bulk sale, should such be sought, in excess of that which we have realized in recent periods through our traditional approach of working loans out individually.  This evaluation indicated that market conditions at that time could be favorable for a potential bulk sale and, in June 2014, we sought indicative bid values on a designated pool of our non-performing residential mortgage loans from multiple potential investors, and at June 30, 2014 we designated the pool as non-performing loans held-for-sale. In connection with the designation of the pool of loans as held-for-sale, we recorded a charge-off of $8.7 million against the allowance for loan losses during the 2014 second quarter to write down the pool of loans from its immediately previous aggregate recorded investment of $195.0 million to its estimated fair value at the time of $186.3 million. As a result of our quarterly review of the adequacy of the allowance for loan losses as of June 30, 2014, $5.7 million of reserves previously attributable to this pool of loans was deemed no longer required and was credited to the provision for loan losses as a reserve release in the 2014 second quarter. During the 2014 third quarter, we completed a bulk sale transaction of substantially all of the non-performing residential mortgage loans held-for-sale. The majority of the remaining loans from the pool designated as held-for-sale as of June 30, 2014 were either foreclosed upon and transferred to REO, or were satisfied via short sales or payoffs during the 2014 third quarter with the balance of the loans held-for-sale sold in a second transaction in September 2014, with the same counterparty as the bulk sale transaction. In 2015, no loans were sold in a bulk sale transaction.

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is initially recorded at estimated fair value less estimated selling costs. Thereafter, we maintain a valuation allowance, representing decreases in the properties’ estimated fair value, through charges to earnings. Such charges are included in other non-interest expense along with any additional property maintenance and protection expenses incurred in owning the property. Fair value is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker. As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions. At December 31, 2015 we held 50 properties in REO totaling $19.8 million, net of a valuation allowance of $1.3 million, $17.8 million of which were residential properties. At December 31, 2014 we held 111 properties in REO totaling $35.7 million, net of a valuation allowance of $839,000, substantially all of which were residential properties.

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

A loan is considered impaired when, based upon current information and events, it is probable we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include the financial condition of the borrower, payment history, delinquency status, collateral value, our lien position and the probability of collecting principal and interest payments when due. When an impairment analysis indicates the need for a specific allocation of the allowance on an individual loan, such allocation would be established sufficient to cover probable incurred losses at the evaluation date based on the facts and circumstances of the loan. When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged-off against the allowance for loan losses. For loans individually classified as impaired, the portion of the recorded investment in the loan in excess of either the estimated fair value of the underlying collateral less estimated selling costs, for collateral dependent loans, the observable market price of the loan or the present value of the discounted cash flows of a modified loan, is generally charged-off.

Impaired loans totaled $222.7 million, net of their related allowance for loan losses of $14.8 million, at December 31, 2015 and $228.7 million, net of their related allowance for loan losses of $19.7 million, at December 31, 2014. Interest income recognized on impaired loans amounted to $8.8 million for the year ended December 31, 2015. For further detail on our impaired loans, see Note 1 and Note 5 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Allowance for Loan Losses

For a discussion of our accounting policy related to the allowance for loan losses, see “Critical Accounting Policies - Allowance for Loan Losses” in Item 7, “MD&A.”

In addition to the requirements of U.S. generally accepted accounting principles, or GAAP, related to loss contingencies, a federally chartered savings association’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC. The OCC, in conjunction with the other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate valuation allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the federal regulatory agencies. While we believe that the allowance for loan losses has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ substantially from the conditions used in making our estimates at December 31, 2015. In addition, there can be no assurance that the OCC or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not request that we alter our allowance for loan losses, thereby affecting our financial condition and earnings.

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

Pursuant to the terms of the Merger Agreement, we are limited in our ability to (i) make material investments, (ii) transfer our material assets and (iii) materially restructure or change our investment portfolio or interest rate exposure, in each case, without the consent of NYCB. NYCB has agreed not to unreasonably withhold any such consent.

Securities

At December 31, 2015, our securities portfolio totaled $2.71 billion, or 18% of total assets, and was comprised primarily of mortgage-backed securities. At December 31, 2015, our mortgage-backed securities, which were primarily collateralized by residential mortgage loans, totaled $2.40 billion, or 89% of total securities, of which $2.13 billion, or 79% of total securities, were REMIC and CMO securities. Substantially all of our REMIC and CMO securities had fixed interest rates and were guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae as issuer, with the balance of this portfolio comprised of privately issued securities, which were primarily investment grade securities. In addition to our REMIC and CMO securities, at December 31, 2015, we had $272.0 million, or 10% of total securities, in mortgage-backed pass-through certificates guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae. These securities provide liquidity, collateral for borrowings and minimal credit risk while providing appropriate returns and are an attractive alternative to other investments due to the wide variety of maturity and repayment options available.

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

In addition to mortgage-backed securities, at December 31, 2015, we had $311.3 million of other securities, consisting primarily of obligations of GSEs which, by their terms, may be called by the issuer, typically after the passage of a fixed period of time. At December 31, 2015, the amortized cost of callable securities totaled $252.7 million. During the year ended December 31, 2015, eight securities with a carrying value of $108.4 million were called. In addition, we had $60.0 million of corporate debt securities that were all investment grade securities.

At December 31, 2015, our securities available-for-sale totaled $416.8 million and our securities held-to-maturity totaled $2.30 billion. For further discussion of our securities portfolio, see Item 7, “MD&A,” Note 1 and Note 3 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” and the tables that follow.

The following table sets forth the composition of our available-for-sale and held-to-maturity securities portfolios at their respective carrying values in dollar amounts and percentages of the portfolios at the dates indicated.  Our available-for-sale securities portfolio is carried at estimated fair value and our held-to-maturity securities portfolio is carried at amortized cost.

	At December 31,
	2015		2014		2013
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$330,539	79.31%	$268,998	69.99%	$286,074	71.22%
Non-GSE issuance REMICs and CMOs	3,054	0.73	5,104	1.33	7,572	1.89
GSE pass-through certificates	11,264	2.70	13,557	3.53	16,888	4.20
Obligations of GSEs	71,939	17.26	96,698	25.16	91,153	22.69
Fannie Mae stock	2	—	2	—	3	—
Total securities available-for-sale	$416,798	100.00%	$384,359	100.00%	$401,690	100.00%
Securities held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,361,907	59.30%	$1,575,402	73.83%	$1,474,506	79.73%
Non-GSE issuance REMICs and CMOs	198	0.01	2,482	0.12	3,833	0.21
GSE pass-through certificates	260,707	11.35	281,685	13.20	282,473	15.27
Multi-family mortgage-backed securities:
GSE issuance REMICs	434,587	18.92	154,381	7.24	—	—
Obligations of GSEs	178,967	7.79	119,336	5.59	88,128	4.76
Corporate debt securities	60,000	2.61	—	—	—	—
Other	433	0.02	518	0.02	586	0.03
Total securities held-to-maturity	$2,296,799	100.00%	$2,133,804	100.00%	$1,849,526	100.00%

The following contractual maturity table sets forth certain information regarding the amortized costs, estimated fair values and weighted average yields of our FHLB-NY stock, securities available-for-sale and securities held-to-maturity at December 31, 2015 and does not reflect the effect of prepayments or scheduled principal amortization on our REMICs, CMOs and pass-through certificates or the effect of callable features on our obligations of GSEs.

	Within One Year		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Total Securities
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
FHLB-NY stock (1)(2)	$—	—%	$—	—%	$—	—%	$131,137	4.10%	$131,137	$131,137	4.10%
Securities available-for-sale:
Residential REMICs and CMOs:
GSE issuance	$—	—%	$1,016	4.25%	$6,700	3.76%	$323,383	2.48%	$331,099	$330,539	2.51%
Non-GSE issuance	—	—	2,986	3.29	62	2.77	—	—	3,048	3,054	3.28
GSE pass-through certificates	123	6.75	344	4.46	4,969	2.36	5,345	2.65	10,781	11,264	2.62
Obligations of GSEs (3)	—	—	—	—	73,701	2.17	—	—	73,701	71,939	2.17
Fannie Mae stock (1)(4)	—	—	—	—	—	—	15	—	15	2	—
Total securities available-for-sale	$123	6.75%	$4,346	3.61%	$85,432	2.31%	$328,743	2.48%	$418,644	$416,798	2.46%
Securities held-to-maturity:
Residential REMICs and CMOs:
GSE issuance	$—	—%	$2,340	1.30%	$36,855	3.09%	$1,322,712	2.45%	$1,361,907	$1,355,914	2.47%
Non-GSE issuance	—	—	—	—	—	—	198	4.75	198	193	4.75
GSE pass-through certificates	1	9.60	32	9.09	—	—	260,674	2.18	260,707	258,829	2.18
Multi-family REMICs - GSE issuance	—	—	—	—	—	—	434,587	2.57	434,587	433,508	2.57
Obligations of GSEs (3)	—	—	—	—	178,967	2.53	—	—	178,967	178,707	2.53
Corporate debt securities	—	—	—	—	50,000	3.51	10,000	4.00	60,000	58,507	3.59
Other	1	3.13	431	7.23	—	—	1	7.00	433	434	7.23
Total securities held-to-maturity	$2	6.37%	$2,803	2.30%	$265,822	2.79%	$2,028,172	2.45%	$2,296,799	$2,286,092	2.49%

(1)	Equity securities have no stated maturities and are therefore classified in the over ten years category.

(2)	The carrying amount of FHLB-NY stock equals cost. The weighted average yield represents the 2015 third quarter annualized dividend rate declared by the FHLB-NY in November 2015.

(3)	Substantially all are callable in 2016 and at various times thereafter.

(4)	The weighted average yield of Fannie Mae stock reflects the Federal Housing Finance Agency decision to suspend dividend payments indefinitely.

The following table sets forth the aggregate amortized cost and estimated fair value of our securities where the aggregate amortized cost of securities from a single issuer exceeds 10% of our stockholders’ equity at December 31, 2015.

(In Thousands)	Amortized Cost	Estimated Fair Value
Fannie Mae	$1,140,434	$1,129,301
Freddie Mac	830,816	831,185

Sources of Funds

General

Our primary sources of funds are the cash flows provided by our deposit gathering activities and investing activities, including principal and interest payments on loans and securities. Our other sources of funds are provided by operating activities (primarily net income) and borrowing activities.

Deposits

We offer a variety of deposit accounts with a range of interest rates and terms. We presently offer NOW and demand deposit accounts, money market accounts, passbook and statement savings accounts and certificates of deposit. At December 31, 2015, our deposits totaled $9.11 billion. Of the total deposit balance, $849.0 million, or 9%, represent Individual Retirement Accounts. We held no brokered deposits at December 31, 2015.

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

Core deposits represented 78% of total deposits at December 31, 2015. Our deposit growth strategy includes expanding our business banking sales force and expanding our branch network into other prime locations on Long Island and in Manhattan. We opened a branch in Long Island City, New York in late 2015. We focus on small and middle market businesses within our market area in order to further increase core deposits. Total deposits included $1.05 billion of business deposits at December 31, 2015, an increase of 13% since December 31, 2014, substantially all of which were core deposits, reflecting the expansion of our business banking operations, a component of the strategic shift in our balance sheet.

For further discussion of our deposits, see Item 7, “MD&A,” Note 7 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” and the tables that follow.

The following table presents our deposit activity for the periods indicated.

	For the Year Ended December 31,
(Dollars in Thousands)	2015	2014	2013
Opening balance	$9,504,909	$9,855,310	$10,443,958
Net withdrawals	(436,225)	(401,756)	(651,265)
Interest credited	37,343	51,355	62,617
Ending balance	$9,106,027	$9,504,909	$9,855,310
Net decrease	$398,882	$350,401	$588,648
Percentage decrease	4.20%	3.56%	5.64%

The following table sets forth the maturity periods of our certificates of deposit in amounts of $100,000 or more at December 31, 2015.

(In Thousands)	Amount
Within three months	$159,953
Over three to six months	56,591
Over six to twelve months	50,881
Over twelve months	323,161
Total	$590,586

The following table sets forth the distribution of our average deposit balances for the periods indicated and the weighted average interest rates for each category of deposit presented.

	For the Year Ended December 31,
	2015			2014			2013
(Dollars in Thousands)	Average Balance	Percent of Total	Weighted Average Rate	Average Balance	Percent of Total	Weighted Average Rate	Average Balance	Percent of Total	Weighted Average Rate
NOW	$1,342,958	14.60%	0.06%	$1,236,760	12.82%	0.06%	$1,221,094	12.00%	0.06%
Non-interest bearing NOW and demand deposit	928,022	10.09	—	897,517	9.30	—	873,151	8.58	—
Money market	2,459,170	26.73	0.26	2,187,718	22.68	0.25	1,824,729	17.93	0.31
Savings	2,186,704	23.77	0.05	2,364,679	24.52	0.05	2,659,433	26.13	0.05
Total	6,916,854	75.19	0.12	6,686,674	69.32	0.11	6,578,407	64.64	0.12
Certificates of deposit (1):
Within one year	404,862	4.40	0.07	508,160	5.27	0.07	705,385	6.93	0.07
Over one to three years	605,168	6.58	0.74	890,318	9.23	0.83	1,199,758	11.79	0.96
Over three to five years	1,267,179	13.78	1.91	1,552,188	16.09	2.33	1,677,391	16.48	2.56
Over five years	1,285	0.01	1.71	901	0.01	1.66	516	0.01	1.74
Jumbo	3,544	0.04	0.11	8,064	0.08	0.14	15,247	0.15	0.16
Total	2,282,038	24.81	1.27	2,959,631	30.68	1.48	3,598,297	35.36	1.53
Total deposits	$9,198,892	100.00%	0.41%	$9,646,305	100.00%	0.53%	$10,176,704	100.00%	0.62%

(1)	Terms indicated are original, not term remaining to maturity.

The following table presents, by rate categories, the remaining periods to maturity of our certificates of deposit outstanding at December 31, 2015 and the balances of our certificates of deposit outstanding at December 31, 2015, 2014 and 2013.

	Period to Maturity From December 31, 2015				At December 31,
(In Thousands)	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three Years	2015	2014	2013
Certificates of deposit rate categories:
0.49% or less	$487,362	$69,274	$134	$—	$556,770	$763,913	$949,313
0.50% to 0.99%	52,406	65,060	30,957	—	148,423	96,535	116,525
1.00% to 1.99%	76,044	258,278	153,742	489,994	978,058	910,355	1,024,184
2.00% to 2.99%	310,223	120	23	75	310,441	502,012	555,463
3.00% to 3.99%	206	12	103	39	360	422,391	646,118
4.00% and over	—	—	130	—	130	300	194
Total	$926,241	$392,744	$185,089	$490,108	$1,994,182	$2,695,506	$3,291,797

Borrowings

Borrowings are used as a complement to deposit gathering as a funding source for asset growth and are an integral part of our IRR management strategy. We utilize federal funds purchased and we enter into reverse repurchase agreements (securities sold under agreements to repurchase) with approved securities dealers and the FHLB-NY. Reverse repurchase agreements are accounted for as borrowings and are secured by the securities sold under the agreements. We also obtain overnight and term advances from the FHLB-NY. At December 31, 2015, FHLB-NY advances totaled $2.18 billion, or 55% of total borrowings. Such advances are generally secured by a blanket lien against, among other things, our residential mortgage loan portfolio and our investment in FHLB-NY stock. The maximum amount that the FHLB-NY will advance, for purposes other than for meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. See “Regulation and Supervision - Federal Home Loan Bank System.” Occasionally, we will obtain funds through the issuance of unsecured debt obligations. These obligations are classified as other borrowings in our consolidated statements of financial condition. At December 31, 2015, borrowings totaled $3.96 billion.

Included in our borrowings are various obligations which, by their terms, may be called by the counterparty. At December 31, 2015, we had $1.95 billion of callable borrowings. At December 31, 2015, $1.00 billion of these borrowings were contractually callable by the counterparty within one year and on a quarterly basis thereafter. We believe the potential for these borrowings to be called does not present a liquidity concern as they have above current market coupons and, as such, are not likely to be called absent a significant increase in market interest rates. In addition, to the extent such borrowings were to be called, we believe we can readily obtain replacement funding, although such funding may be at higher rates. The remaining $950.0 million of callable borrowings at December 31, 2015 are contractually callable by the counterparty in 2017.

For further information regarding our borrowings, including our borrowings outstanding, average borrowings, maximum borrowings and weighted average interest rates at and for each of the years ended December 31, 2015, 2014 and 2013, see Item 7, “MD&A,” and Note 8 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

Astoria Bank’s deposit gathering sources are primarily concentrated in the communities surrounding Astoria Bank’s banking offices in Queens, Kings (Brooklyn), Nassau, Suffolk, Westchester and New York (Manhattan) counties of New York. Astoria Bank ranked eighth in deposit market share in the Long Island market, which includes the counties of Queens, Kings, Nassau and Suffolk, with a 4% market share based on the annual Federal Deposit Insurance Corporation, or FDIC, “Summary of Deposits - Market Share Report” dated June 30, 2015.

Astoria Bank originates multi-family and commercial real estate loans, primarily on rent controlled and rent stabilized apartment buildings located in the greater New York metropolitan area and originates residential mortgage loans through its banking and loan production offices in New York, through a broker network covering four states, primarily along the East Coast, and through a third party loan origination program covering 13 states and the District of Columbia. Our various loan origination programs provide efficient and diverse delivery channels for deployment of our cash flows. Additionally, our broker and third party residential loan origination programs provide geographic diversification, reducing our exposure to concentrations of credit risk.

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

At December 31, 2015, the following were wholly-owned subsidiaries of Astoria Bank and are reported on a consolidated basis.

AF Agency, Inc. was formed in 1990 and makes various annuity products available primarily to the customers of Astoria Bank through an unaffiliated third party vendor. Astoria Bank is reimbursed for expenses it incurs on behalf of AF Agency, Inc. Fees generated by AF Agency, Inc. totaled $2.3 million for the year ended December 31, 2015.

Astoria Federal Mortgage Corp., or AF Mortgage, is an operating subsidiary through which Astoria Bank engages in lending activities primarily outside the State of New York through our third party loan origination program.

Astoria Federal Savings and Loan Association Revocable Grantor Trust was formed in November 2000 in connection with the establishment of a BOLI program by Astoria Bank. Premiums paid to purchase BOLI in 2000 and 2002 totaled $350.0 million. The carrying amount of our investment in BOLI was $439.6 million, or 3% of total assets, at December 31, 2015. See Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for further discussion of BOLI.

Fidata Service Corp., or Fidata, was incorporated in the State of New York in November 1982. Fidata qualified as a Connecticut passive investment company and for alternative tax treatment, through 2014, under Article 9A of the New York State, or NYS, tax law. Fidata maintains offices in Norwalk, Connecticut and invests in loans secured by real property which qualify as intangible investments permitted to be held by a Connecticut passive investment company. Fidata held mortgage loans totaling $2.88 billion at December 31, 2015.

Marcus I Inc. was incorporated in the State of New York in April 2006 and was formed to serve as assignee of certain loans in default and REO properties. Marcus I Inc. assets were not material to our financial condition at December 31, 2015.

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

Personnel

As of December 31, 2015, we had 1,501 full-time employees and 100 part-time employees, or 1,551 full time equivalents.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

This regulation and supervision establishes a comprehensive framework to regulate and control the activities in which we can engage and is intended primarily for the protection of the DIF, the depositors and other consumers. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OCC, the FDIC, the CFPB, the FRB or U.S. Congress, could have a material adverse impact on Astoria Bank and our respective operations.

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

In October 2006, the federal bank regulatory agencies, or the Agencies, published the “Interagency Guidance on Nontraditional Mortgage Product Risks,” or the Nontraditional Mortgage Guidance. The Nontraditional Mortgage Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest-only loans. The Nontraditional Mortgage Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection.

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

In June 2007, the Agencies issued the “Statement on Subprime Mortgage Lending,” or the Subprime Lending Statement, to address the growing concerns facing the subprime mortgage market, particularly with respect to rapidly rising subprime default rates that may indicate borrowers do not have the ability to repay adjustable rate subprime loans originated by financial institutions. In particular, the Agencies expressed concern in the Subprime Lending Statement that current underwriting practices do not take into account that many subprime borrowers are not prepared for “payment shock” and that the current subprime lending practices compound risk for financial institutions. The Subprime Lending Statement describes the prudent safety and soundness and consumer protection standards that financial institutions should follow to ensure borrowers obtain loans that they can afford to repay. The Subprime Lending Statement also reinforces the April 2007 Interagency Statement on Working with Mortgage Borrowers, in which the Agencies encouraged institutions to work constructively with residential borrowers who are financially unable or reasonably expected to be unable to meet their contractual payment obligations on their home loans.

In October 2009, the Agencies adopted a policy statement supporting prudent commercial real estate mortgage loan workouts, or the 2009 CRE Policy Statement. The 2009 CRE Policy Statement provides guidance for examiners, and for financial institutions that are working with commercial real estate mortgage loan borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties. The 2009 CRE Policy Statement details risk-management practices for loan workouts that support prudent and pragmatic credit and business decision-making within the framework of financial accuracy, transparency, and timely loss recognition. Financial institutions that implement prudent loan workout arrangements after performing comprehensive reviews of borrowers' financial conditions will not be subject to criticism for engaging in these efforts, even if the restructured loans have weaknesses that result in adverse credit classifications. In addition, performing loans, including those renewed or restructured on reasonable modified terms, made to creditworthy borrowers, will not be subject to adverse classification solely because the value of the underlying collateral declined. The 2009 CRE Policy Statement reiterates existing guidance that examiners are expected to take a balanced approach in assessing institutions’ risk-management practices for loan workout activities.

In December 2015, the Agencies released a statement entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending”, or the 2015 CRE Statement. In the 2015 CRE Statement, the Agencies express concerns about easing commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that they will continue to pay special attention to commercial real estate lending activities and concentration going forward.

We have evaluated the Nontraditional Mortgage Guidance, the CRE Guidance, the Subprime Lending Statement, the 2009 CRE Policy Statement and the 2015 CRE Statement to determine our compliance and, as necessary, modified our risk management practices, underwriting guidelines and consumer protection standards. See “Lending Activities - Residential Mortgage Lending and Multi-Family and Commercial Real Estate Lending” for a discussion of our loan product offerings and related underwriting standards and “Asset Quality” in Item 7, “MD&A,” for information regarding our loan portfolio composition.

In January 2013, pursuant to the Reform Act, the Agencies issued final rules on appraisal requirements for higher-priced mortgage loans which became effective in January 2014. For mortgage loans with an annual percentage rate that exceeds a certain threshold, Astoria Bank must obtain an appraisal using a licensed or certified appraiser, subject to certain exemptions. The appraiser must prepare a written appraisal report based on a physical inspection of the interior of the property. Astoria Bank must also then disclose to applicants information about the purpose of the appraisal and provide them with a free copy of the appraisal report. Qualified Mortgages are exempt from these appraisal requirements.

In December 2013, the Agencies, the SEC and the Commodity Futures Trading Commission adopted final rules implementing Section 619 of the Reform Act. Section 619 and the final implementing rules are commonly known as the “Volcker Rule.” While Section 619 of the Reform Act provided that banking organizations were required to conform their activities and investments by July 21, 2014, in connection with issuing the final Volcker Rule, the FRB extended the conformance period until July 21, 2015. The FRB is permitted, by rule or order, to extend the conformance period for one year at a time, for a total of not more than 3 years. On December 18, 2014, the FRB issued an order, or the Extension Order, that further extends until July 21, 2016 the conformance period under the Volcker Rule. The FRB stated in the Extension Order that it intends to exercise its authority again and grant the final one-year extension in order to permit banking organizations until July 21, 2017 to conform to the requirements of the Volcker Rule.

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

We do not currently anticipate that the Volcker Rule will have a material effect on our operations as we do not engage in proprietary trading, do not have any ownership interest in any funds that are not permitted under the Volcker Rule and do not engage in any other of the activities prohibited by the Volcker Rule. As a depositary institution with over $10 billion in assets, we have adopted additional policies and systems to ensure compliance with the Volcker Rule.

Capital Requirements

At December 31, 2015, Astoria Bank exceeded each of its capital requirements with a Tier 1 leverage capital ratio of 11.29%, Common equity tier 1 risk-based capital ratio of 19.12%, Tier 1 risk-based capital ratio of 19.12% and Total risk-based capital ratio of 20.25%. At December 31, 2015, Astoria Financial Corporation also exceeded each of its capital requirements with a Tier 1 leverage capital ratio of 10.21% , Common equity tier 1 risk-based capital ratio of 16.00%, Tier 1 risk-based capital ratio of 17.37% and Total risk-based capital ratio of 18.51%.

Pursuant to the Reform Act, in July 2013, the Agencies, issued final rules, or the Final Capital Rules, that subjected many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements effective January 1, 2015. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III capital standards.  In doing so, the Final Capital Rules:

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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for Astoria Bank and Astoria Financial Corporation on January 1, 2015. The required minimum Conservation Buffer began to be phased in incrementally, starting at 0.625% on January 1, 2016 and will increase to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019.

The Final Capital Rules established common equity Tier 1 capital as a new capital component. Common equity Tier 1 capital consists of common stock instruments that meet the eligibility criteria in the Final Capital Rules, retained earnings, accumulated other comprehensive income/loss and common equity Tier 1 minority interest. As a result, Tier 1 capital has two components: common equity Tier 1 capital and additional Tier 1 capital. The Final Capital Rules also revised the eligibility criteria for inclusion in additional Tier 1 and Tier 2 capital. As a result of these changes, certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities, are excluded as a component of Tier 1 capital for institutions of our size.

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

The Final Capital Rules provide that the failure to maintain the minimum Conservation Buffer will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. If a banking organization’s

Conservation Buffer is less than 0.625%, the banking organization may not make any capital distributions or discretionary cash bonus payments to executive officers. If the Conservation Buffer is greater than 0.625% but not greater than 1.25%, capital distributions and discretionary cash bonus payments are limited to 20% of net income for the four calendar quarters preceding the applicable calendar quarter (net of any such capital distributions), or Eligible Retained Income. If the Conservation Buffer is greater than 1.25% but not greater than 1.875%, the limit is 40% of Eligible Retained Income, and if the Conservation Buffer is greater than 1.875% but not greater than 2.5%, the limit is 60% of Eligible Retained Income. The preceding thresholds for the Conservation Buffer and related restrictions represent the fully phased in rules effective no later than January 1, 2019. Such thresholds will be phased in incrementally throughout the phase in period, with the lowest thresholds having become effective January 1, 2016. As a result, under the Final Capital Rules, if Astoria Bank fails to maintain the minimum Conservation Buffer, we will be subject to limits, and possibly prohibitions, on our ability to obtain capital distributions from Astoria Bank. If we do not receive sufficient cash dividends from Astoria Bank, then we may not have sufficient funds to pay dividends on our common and preferred stock, service our debt obligations or repurchase our common stock. In addition, if Astoria Bank fails to maintain the minimum Conservation Buffer, we may be limited in our ability to pay certain cash bonuses to our executive officers which may make it more difficult to retain key personnel.

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

Stress Tests

The Reform Act requires national banks and federal savings associations with total consolidated assets of more than $10 billion to conduct annual stress tests. In October 2012, the OCC published its final rules requiring annual capital-adequacy stress tests for national banks and federal savings associations with consolidated assets of more than $10 billion, or the Stress Test Rule. Pursuant to the Stress Test Rule, Astoria Bank must conduct annual stress tests using financial data as of September 30, report the results of the stress test to the OCC on or before March 31 and publicly disclose a summary of the results of the stress test between June 15 and June 30.  The Stress Test Rule also requires each institution to establish and maintain a system of controls, oversight and documentation, including policies and procedures, designed to ensure that the stress testing processes used by the institution are effective in meeting the requirements of the rules. In December 2014, the OCC amended the Stress Test Rule to shift the dates of the annual stress testing cycle, or the Amended Stress Test Rule. In accordance with the Amended Stress Test Rule, commencing January 1, 2016, Astoria Bank must conduct its annual stress test using financial data as of December 31 of the prior year, report the results of the stress test to the OCC on or before July 31 and publicly disclose a summary of the results of its annual stress test between October 15 and October 31.

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

Prior to January 1, 2015, under OCC regulations, an insured depository institution was considered well capitalized if its Total risk-based capital ratio was 10.0% or greater, its Tier 1 risk-based capital ratio was 6.0% or greater and its Tier 1 leverage capital ratio was 5.0% or greater, and it was not subject to any order or directive by the OCC to meet a specific capital level. Under the Final Capital Rules, described above, effective January 1, 2015, to be considered well capitalized, an insured depository institution must maintain a Total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater and a Tier 1 leverage capital ratio of 5.0% or greater and not be subject to any order or directive by the OCC to meet a specific capital level. As of December 31, 2015, Astoria Bank’s capital ratios were above the minimum levels required to be considered well capitalized by the OCC, with a Total risk-based capital ratio of 20.25%, Tier 1 risk-based capital ratio of 19.12% and Tier 1 leverage capital ratio of 19.12%.

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

Enforcement. The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial protection laws and regulations by institutions under its supervision and is authorized, individually or jointly with the Agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. The CFPB may bring an administrative enforcement proceeding or civil action in Federal district court. In addition, in accordance with a memorandum of understanding entered into between the CFPB and the Department of Justice, or DOJ, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations, and have done so on a number of occasions in the past year. As an independent bureau within the FRB, the CFPB may impose requirements more severe than the previous bank regulatory agencies.

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

The FDIC annually establishes for the DIF a designated reserve ratio, or DRR, of estimated insured deposits. The FDIC has announced that the DRR for 2016 will remain at 2.00%, which is the same ratio that has been in effect since January 1, 2011. The FDIC is authorized to change deposit insurance assessment rates as necessary to maintain the DRR, without further notice-and-comment rulemaking, provided that: (1) no such adjustment can be greater than three basis points from one quarter to the next, (2) adjustments cannot result in rates more than three basis points above or below the base rates and (3) rates cannot be negative.

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

On October 22, 2015, the FDIC issued a proposal to increase the reserve ratio for the DIF to the minimum level of 1.35% as required by the Reform Act. The proposed rule would impose on Astoria Bank, as an insured depository institution with $10 billion or more in total consolidated assets, a quarterly surcharge equal to an annual rate of 4.5 basis points applied to Astoria Bank’s deposit insurance assessment base, after making certain adjustments. If the rule is adopted as proposed, the FDIC expects that these surcharges would commence in 2016 and continue for approximately eight quarters; however, if the reserve ratio for the DIF does not reach the required level by December 31, 2018, the FDIC would impose a shortfall assessment on March 31, 2019, which would be collected on June 30, 2019.

Our expense for FDIC deposit insurance assessments totaled $15.6 million in 2015 and $25.3 million in 2014. The FDIC deposit insurance assessments are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation.

The Financing Corporation payments will continue until the bonds mature in 2017 through 2019. Our expense for these payments totaled $822,000 in 2015 and $884,000 in 2014.

Loans to One Borrower

Under the HOLA, savings associations are generally subject to the national bank limits on loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution's unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral. Astoria Bank is in compliance with the applicable loans to one borrower limitations. At December 31, 2015, Astoria Bank’s largest aggregate amount of loans to one borrower totaled $56.1 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Astoria Bank.

Qualified Thrift Lender Test

The HOLA requires savings associations to meet a Qualified Thrift Lender, or QTL, test. Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily mortgage loans secured by one-to-four family and multi-family residential properties and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2015, Astoria Bank maintained in excess of 87% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months in the year ended December 31, 2015. Therefore, Astoria Bank qualified under the QTL test.

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

The OCC regulates all capital distributions by Astoria Bank directly or indirectly to us, including dividend payments. A subsidiary of a savings and loan holding company, such as Astoria Bank, must file a notice or seek affirmative approval from the OCC at least 30 days prior to each proposed capital distribution. Whether an application is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. During 2015, Astoria Bank was required to file such applications with the OCC for proposed capital distributions, and such applications were approved by the OCC. In addition, as a subsidiary of a savings and loan holding company, Astoria Bank must provide notice to the FRB at least 30 days prior to declaring a dividend. Astoria Bank paid dividends to Astoria Financial Corporation totaling $63.4 million in 2015.

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

Assessments

The OCC charges assessments to recover the costs of examining savings associations and their affiliates. Our expense for these assessments totaled $2.8 million in 2015 and $2.3 million in 2014.

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

Astoria Bank was in compliance with the FHLB-NY minimum stock investment requirements with an investment in FHLB-NY stock at December 31, 2015 of $131.1 million. Dividends from the FHLB-NY to Astoria Bank amounted to $5.8 million for the year ended December 31, 2015.

Federal Reserve System

FRB regulations require federally chartered savings associations to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $15.2 million and $110.2 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $110.2 million. The first $15.2 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Astoria Bank is in compliance with the foregoing requirements.

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

Gramm-Leach also restricts the powers of new unitary savings and loan holding companies. Unitary savings and loan holding companies that are “grandfathered,” i.e., unitary savings and loan holding companies in existence or with savings and loan holding company applications filed on or before May 4, 1999, such as us, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for financial holding companies, as defined under Gramm-Leach. Gramm-Leach also prohibits non-financial companies from acquiring grandfathered unitary savings and loan holding companies.

Except under limited circumstances, a savings and loan holding company is prohibited (directly or indirectly, or through one or more subsidiaries) from (1) acquiring control of another savings association or holding company thereof, or acquiring all or substantially all of the assets thereof, without prior written approval of the FRB; (2) acquiring or retaining, with certain exceptions, more than 5% of the voting shares of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or (3) acquiring or retaining control of a depository institution that is not federally insured. In evaluating applications by holding companies to acquire savings associations, the FRB must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the DIF, the convenience and needs of the community and competitive factors.

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

In October 2012, the FRB published two final rules with stress testing requirements for certain bank holding companies, state member banks, and savings and loan holding companies. In accordance with these rules, we would have been required to conduct annual stress tests as of September 30 of each year, submit regulatory reports to the FRB on our stress tests by the following March 31 and publicly disclose a summary of the results of the stress test between June 15 and June 30, beginning with the stress test cycle commencing in the year after the year in which we became subject to consolidated capital requirements. In October 2014 and December 2015, the FRB published final rules that modified the start date of the stress test cycles such that we will be subject to the stress test requirements for the stress test cycle beginning January 1, 2017. Accordingly, we must conduct our first annual stress test using financial data as of December 31, 2016, report the results of the stress test to the FRB on or before July 31, 2017 and publicly disclose a summary of the results of the stress test between October 15 and October 31, 2017.

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

NYS Taxation

For tax years ending on or before December 31, 2014, NYS imposed an annual franchise tax on banking corporations, based on net income allocable to NYS, at a rate of 7.1%. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, “alternative” net income, or a flat minimum fee) resulted in a greater tax, such alternative minimum tax was imposed. We were subject to the alternative minimum tax for NYS for the year ended December 31, 2014. In addition, NYS imposed a tax surcharge of 17.0% of the NYS Franchise Tax, calculated using an annual franchise tax rate of 9.0% (which represented the 2000 annual franchise tax rate), allocable to business activities carried on in the Metropolitan Commuter Transportation District. The rules regarding the determination of net income allocated to NYS and alternative minimum taxes differed for our subsidiaries.

Our subsidiary Fidata qualified for alternative tax treatment under Article 9A of the NYS tax law, through 2014, as a Connecticut passive investment company. Fidata maintains an office in Norwalk, Connecticut and invests in loans secured by real property. Such loans constitute intangible investments permitted to be held by a Connecticut passive investment company.

NYS income tax legislation was enacted on March 31, 2014 in connection with the approval of the NYS 2014-2015 budget. Portions of the new legislation, or the 2014 NYS Tax Legislation, resulted in significant changes in the calculation of income taxes imposed on banks and thrifts operating in NYS, including changes to (1) future period NYS tax rates, (2) rules related to sourcing of revenue for NYS tax purposes and (3) the NYS taxation of entities within one corporate structure, among other provisions. The new legislation, among other things, removed the alternative method of taxation based on assets to which we were subject for tax years ending on and prior to December 31, 2014. The new legislation also removed the alternative tax treatment applicable to Fidata. Enactment of the 2014 NYS Tax Legislation in the first quarter of 2014 caused us to recognize temporary differences and net operating loss carryforward benefits which we had been unable to recognize for NYS tax purposes previously, resulting in an increase in our net deferred tax assets in our statement of financial condition.

Effective January 1, 2015, NYS imposes an annual franchise tax on corporations, based on net income allocable to NYS, at a rate of 7.1%. NYS also imposes a tax surcharge of 25.6% of the NYS Franchise Tax, allocable to business activities carried on in the Metropolitan Commuter Transportation District. This tax applies to us, Astoria Bank and certain of Astoria Bank’s subsidiaries.

New York City Taxation

For tax years ending on or before December 31, 2014, Astoria was also subject to the New York City Financial Corporation Tax, calculated, subject to a New York City income and expense allocation, on a basis similar to that of the NYS Franchise Tax. A significant portion of Astoria Bank’s entire net income was derived from outside of the New York City jurisdiction, which had the effect of reducing the New York City taxable income of Astoria Bank. As was the case with NYS, for New York City we were subject to income taxes on an alternative method based on assets (which was similar to the NYS alternative minimum tax) through December 31, 2014.

On April 13, 2015, a package of additional legislation, or the 2015 NYS Tax Legislation, was signed into law in NYS that, among other things, largely conformed New York City banking income tax laws to the 2014 NYS Tax Legislation. The 2015 NYS Tax Legislation was made effective retroactively to tax years beginning on or after January 1, 2015. The enactment of the new legislation caused us to be able to recognize certain temporary differences and net operating loss carryforward benefits which we had been unable to recognize for New York City purposes previously. As a result the valuation allowance against the deferred tax asset for New York City purposes was reversed in the second quarter of 2015.

Effective January 1, 2015, New York City imposes an annual franchise tax on corporations, based on net income allocable to New York City, at a rate of 8.85%. This tax applies to us, Astoria Bank and certain of Astoria Bank’s subsidiaries.

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

At December 31, 2015, $900.0 million of our borrowings contain features that would allow them to be called during the 2016 first quarter and on a quarterly basis thereafter. This would generally occur during periods of rising interest rates. If this were to occur, we would need to either renew the borrowings at a potentially higher rate of interest, which would negatively impact our net interest income, or repay such borrowings. If we sell securities or other assets to fund the repayment of such borrowings, any decline in estimated market value with respect to the securities or assets sold would be realized and could result in a loss upon such sale.

Interest rates do and will continue to fluctuate. Although we cannot predict future FOMC or FRB actions or other factors that will cause rates to change, the FOMC reaffirmed its view that an accommodative monetary policy stance remains appropriate. Despite the December 2015 action by the FRB to raise short-term interest rates by 25 basis points, interest rates remain near historical lows and mortgage loan prepayments remain elevated. If long-term interest rates remain low, a flattening of the U.S. Treasury yield curve may continue and adversely impact our net interest rate spread and net interest margin. No assurance can be given that changes in interest rates or mortgage loan prepayments will not have a negative impact on our net interest income, net interest rate spread or net interest margin.

Our results of operations are affected by economic conditions in the New York metropolitan area and nationally.

Our retail banking and a significant portion of our lending business (approximately 47% of our residential mortgage loan portfolio and substantially all of our multi-family and commercial real estate mortgage loan portfolio at December 31, 2015) are concentrated in the New York metropolitan area. As a result of this geographic concentration, our results of operations largely depend upon economic conditions in this area, although they also depend on economic conditions in other areas.

We are operating in a challenging economic environment, both nationally and locally. Financial institutions are affected by softness in the housing and real estate markets. Depressed real estate values and home sales volumes and financial stress on borrowers as a result of the economic environment, including elevated unemployment levels, could have an adverse effect on our borrowers, which could adversely affect our results of operations, as well as adversely affect our financial condition. In addition, depressed real estate values could adversely affect the value of property used as collateral for our loans. At December 31, 2015, the average loan-to-value ratio of our mortgage loan portfolio was less than 52% based on current principal balances and original appraised values. However, no assurance can be given that the original appraised values are reflective of current market conditions as we have experienced significant declines in real estate values in all markets in which we lend.

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

We have historically been a community-oriented retail bank offering traditional deposit products and focusing on residential mortgage lending. However, the economic environment over the past several years has made it difficult for us to profitably grow our business in the same manner as it has in the past. Accordingly, we continue to implement strategies to grow other loan categories to diversify earning assets and to increase low cost core deposits. These strategies include continued reliance on our multi-family and commercial real estate mortgage lending operations and expanding our business banking operations. Our business banking initiative includes focusing on small and middle market businesses, with an emphasis on attracting clients from larger competitors. There are costs, risks and uncertainties associated with the development, implementation and execution of these initiatives, including the investment of time and resources, the possibility that these initiatives will be unprofitable and the risk of additional liabilities associated with these initiatives. In addition, our ability to successfully execute on these new initiatives will depend in part on our ability to attract and retain talented individuals to help manage these initiatives and the existence of satisfactory market conditions that will allow us to profitably grow these businesses. Our potential inability to successfully execute these initiatives could have a material adverse effect on our business, financial condition or results of operations. We expect our non-interest expense to increase in connection with the increased staff related to these initiatives. We anticipate realizing these costs in advance of realizing increased revenues and deposit growth from these initiatives.

Multi-family and commercial real estate lending may expose us to increased lending risks.

Our policy generally has been to originate multi-family and commercial real estate mortgage loans in the New York metropolitan area. At December 31, 2015, multi-family mortgage loans totaled $4.02 billion, or 36% of our total loan portfolio, and commercial real estate mortgage loans totaled $819.5 million, or 7% of our total loan portfolio. Our combined multi-family and commercial real estate mortgage loan portfolio increased $56.8 million, or 1%, from December 31, 2014 to December 31, 2015. As a result of our growth of these portfolios in the past several years and planned future growth, these loans require more ongoing evaluation and monitoring and we are implementing enhanced risk management policies, procedures and controls. Multi-family and commercial real estate mortgage loans generally involve a greater degree of credit risk than residential mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by multi-family properties and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Commercial real estate prices, according to many U.S. commercial real estate indices, are currently above the 2007 peak levels that contributed to the financial crisis. Accordingly, the Agencies have expressed concerns about weaknesses in the current commercial real estate market. Our failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses, from this portfolio. At December 31, 2015, non-performing multi-family and commercial real estate mortgage loans totaled $10.8 million, or 0.22% of our total portfolio of multi-family and commercial real estate mortgage loans.

The shift in the status of loans in our residential mortgage loan portfolio from interest-only to amortizing may expose us to increased risk of borrower delinquencies.

At December 31, 2015, our interest-only residential mortgage loan portfolio totaled $735.5 million, of which $324.8 million is scheduled to commence principal amortization during 2016. In addition, at December 31, 2015, $1.36 billion of residential mortgage loans originated in prior years as interest-only loans were included in our portfolio of amortizing residential mortgage loans as a result of a refinance with us or through the conversion to amortizing loans at the end of their initial interest-only period, of which $517.7 million were refinanced or converted to amortizing loans during 2015. After a refinance or conversion to an amortizing loan, a borrower’s monthly payment may increase by a substantial amount and the borrower may not be able to afford the increased monthly payment, which could result in increased delinquencies and, accordingly, adversely affect our results of operations. At December 31, 2015 $80.9 million of interest-only residential mortgage loans that converted to amortizing loans were past due.

Astoria Bank’s ability to pay dividends or lend funds to us is subject to regulatory limitations which, to the extent we need but are not able to access such funds, may prevent us from making future dividend payments or principal and interest payments due on our debt obligations.

We are a unitary savings and loan holding company currently regulated by the FRB and almost all of our operating assets are owned by Astoria Bank. We rely primarily on dividends from Astoria Bank to pay cash dividends to our stockholders, to engage in share repurchase programs and to pay principal and interest on our debt obligations. The OCC regulates all capital distributions by Astoria Bank directly or indirectly to us, including dividend payments. As the subsidiary of a savings and loan holding company, Astoria Bank must file a notice with the OCC at least 30 days prior to each capital distribution. If Astoria Bank does not qualify for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Astoria Bank must file an application to receive the approval of the OCC for a proposed capital distribution. During 2015, Astoria Bank was required to file such applications for proposed capital distributions, and such applications were approved by the OCC. Astoria Bank must also provide notice to the FRB at least 30 days prior to declaring a dividend.

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

The CFPB has the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations and, with respect to institutions of our size, has exclusive examination and primary enforcement authority with respect to such laws and regulations and is authorized, individually or jointly with the Agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. In addition, in accordance with a memorandum of understanding entered into between the CFPB and DOJ, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations, and have done so on a number of occasions in the past year.

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

Both Fannie Mae and Freddie Mac are under conservatorship with the Federal Housing Finance Agency, or the FHFA. In February 2012, the FHFA delivered a strategic plan to U.S. Congress to wind down Fannie Mae and Freddie Mac over the next several years. This plan included building a new infrastructure for the secondary mortgage market, continuing to shrink Fannie Mae’s and Freddie Mac’s operations by reducing direct funding of mortgages, and maintaining foreclosure prevention activities and credit availability for new and refinanced mortgages. In addition, in August 2012, the FHFA and the U.S. Treasury announced further steps to expedite the winding down of Fannie Mae and Freddie Mac by accelerating the rate at which Fannie Mae’s and Freddie Mac’s investment portfolios will be reduced. Pursuant to these steps, Fannie Mae’s and Freddie Mac’s investment portfolios must be reduced to the agreed target four years earlier than previously scheduled. In May 2014, the FHFA set forth a new strategic plan which included maintaining and improving Fannie Mae’s and Freddie Mac’s foreclosure prevention activities and credit availability, reducing taxpayer risk through increasing the role of private capital in the mortgage market and building a new single-family securitization infrastructure for use by Fannie Mae and Freddie Mac, and adaptable for use by other participants in the secondary market. We cannot be certain if or when Fannie Mae and Freddie Mac will be wound down, if or when reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted.

Changes in the fair value of our securities may reduce our stockholders’ equity and net income.

At December 31, 2015, $416.8 million of our securities were classified as available-for-sale. The estimated fair value of our available-for-sale securities portfolio may increase or decrease depending on changes in interest rates. In general, as interest rates rise, the estimated fair value of our fixed rate securities portfolio will decrease. Our securities portfolio is comprised primarily of fixed rate securities. We increase or decrease stockholders’ equity by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax effect, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease will be recovered over the life of the securities.

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

At December 31, 2015, the carrying amount of our goodwill totaled $185.2 million. We performed our annual goodwill impairment test as of September 30, 2015 and determined there was no goodwill impairment as of our annual impairment test date. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Our market capitalization is less than our total stockholders’ equity at December 31, 2015. We considered this and other factors in our goodwill impairment analyses. No assurance can be given that we will not record an impairment loss on goodwill in a subsequent period. However, our tangible capital ratio and Astoria Bank’s regulatory capital ratios would not be affected by this potential non-cash expense.

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

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, execution of transactions or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, and therefore could adversely affect us.

The FDIC has issued a proposed rule regarding deposit insurance assessments that, if adopted, may increase our non-interest expense beginning in 2016 and may have a material effect on our results of operations.

On October 22, 2015, the FDIC issued a proposal to increase the reserve ratio for the DIF to the minimum level of 1.35% as required by the Reform Act. The proposed rule would impose on Astoria Bank, as an insured depository institution with $10 billion or more in total consolidated assets, a quarterly surcharge equal to an annual rate of 4.5 basis points applied to Astoria Bank’s deposit insurance assessment base, after making certain adjustments. If the rule is adopted as proposed, the FDIC expects that these surcharges would commence in 2016 and continue for approximately eight quarters; however, if the reserve ratio for the DIF does not reach the required level by December 31, 2018, the FDIC would impose a shortfall assessment on March 31, 2019, which would be collected on June 30, 2019. If adopted as proposed, this new rule could result in higher FDIC deposit insurance assessments, which would increase our non-interest expense commencing in 2016. We are continuing to review the impact that this proposed rulemaking will have on our financial condition and results of operations.

Astoria Financial Corporation will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on Astoria. These uncertainties may impair Astoria’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with Astoria to seek to change existing business relationships with Astoria. Retention of certain employees may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, Astoria’s business could be negatively impacted. In addition, the Merger Agreement restricts Astoria from making certain acquisitions and taking other specified actions until the Merger occurs without the consent of NYCB. These restrictions may prevent Astoria from pursuing attractive business opportunities that may arise prior to the completion of the Merger. In addition, the terms of the Merger Agreement limit our ability to pay quarterly cash dividends in excess of $0.04 per share of our common stock without the consent of NYCB. NYCB has agreed not to unreasonably withhold any such consent.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the Merger and the Bank Merger may be completed, NYCB must obtain approvals from the FRB, the FDIC and the New York State Department of Financial Services, or the DFS. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the Merger or the Bank Merger or require changes to the terms of the Merger or the Bank Merger. Such conditions or changes could have the effect of delaying or preventing completion of the Merger or the Bank Merger or imposing additional costs on or limiting the revenues of the combined company following the Merger or the Bank Merger, any of which might have an adverse effect on the combined company following the Merger.

The processing time for obtaining regulatory approvals for bank mergers, particularly for larger institutions, has increased since the financial crisis. Specifically, the Reform Act requires bank regulators to consider financial stability concerns when evaluating a proposed bank merger. Upon completion of the Merger, NYCB’s total consolidated assets will exceed $50 billion and NYCB will be treated as a systemically important financial institution for regulatory purposes.

In a recent approval order, the FRB has stated that if material weaknesses are identified by examiners before a banking organization applies to engage in expansionary activity, the FRB will not in the future allow the application to remain pending while the banking organization addresses its weaknesses. The FRB explained that, in the future, if issues arise during the processing of an application, it will require the applicant banking organization to withdraw its application pending resolution of any supervisory concerns. Accordingly, if there is an adverse development in either party’s regulatory standing, NYCB may be required to withdraw some or all of the applications for approval of the Merger and Bank Merger and, if possible, resubmit it after the applicable supervisory concerns have been resolved.

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

Termination of the Merger Agreement could negatively impact Astoria Financial Corporation.

If the Merger Agreement is terminated, Astoria’s business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger. In addition, if the Merger Agreement is terminated, the market price of Astoria Financial Corporation common stock, or Astoria Common Stock, might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated and Astoria’s Board of Directors seeks another merger or business combination, Astoria’s stockholders cannot be certain that Astoria will be able to find a party willing to offer equivalent or more attractive consideration than the consideration NYCB has agreed to provide in the Merger. If the Merger Agreement is terminated under certain circumstances, Astoria may be required to pay a termination fee of $69.5 million to NYCB.

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

Lawsuits that may be filed against Astoria Financial Corporation and NYCB could result in an injunction preventing the completion of the Merger, a judgment resulting in the payment of damages or substantial costs.

Following the announcement of the execution of the Merger Agreement, six lawsuits challenging the proposed Merger were filed in the Supreme Court of the State of New York, County of Nassau. In addition, a seventh lawsuit was filed challenging the proposed transaction in the Delaware Court of Chancery. Each of the lawsuits is a putative class action filed on behalf of the stockholders of Astoria and names as defendants Astoria, its directors and NYCB. These lawsuits seek, among other things, to enjoin completion of the Merger. Additional plaintiffs may also file lawsuits against Astoria or NYCB and/or their directors and officers in connection with the Merger. The outcome of any such litigation is uncertain. If the cases are not resolved, these lawsuits could prevent or delay completion of the Merger and result in substantial costs to Astoria, including any costs associated with the indemnification of directors and officers. One of the conditions to the closing of the Merger is that no order, injunction or decree issued by any court or agency of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Merger shall be in effect. As such, if plaintiffs are successful in obtaining an injunction prohibiting the completion of the Merger on the agreed-upon terms, then such injunction may prevent the Merger from being completed, or from being completed within the expected timeframe. No assurance can be given at this time that the litigation against us will be resolved in our favor, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material. For additional information regarding the lawsuits, see Item 3, “Legal Proceedings.”

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

There will be a time lapse between each of the date of the mailing of the joint proxy statement/prospectus relating to the Merger, the date on which Astoria stockholders vote on a proposal to adopt the Merger Agreement at a special meeting of stockholders and the date on which Astoria stockholders entitled to receive NYCB Common Stock actually receive such shares. The market value of NYCB Common Stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in NYCB’s businesses, operations and prospects and regulatory considerations. Many of these factors are outside the control of Astoria and NYCB. Consequently, at the time Astoria stockholders must decide whether to adopt the Merger Agreement, they will not know the actual market value of the NYCB Common Stock that they will be entitled to receive at the effective time of the Merger, or the Effective Time. The actual value of the NYCB Common Stock received by Astoria stockholders will depend on the market value of the NYCB Common Stock. This market value may differ, possibly materially, from the value used at the time that the Board of Directors of Astoria adopted and approved the Merger Agreement and at the time Astoria stockholders vote on whether to adopt the Merger Agreement. Astoria stockholders should obtain current stock quotations for NYCB Common Stock before voting their shares of Astoria Common Stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate 88 full-service banking offices, of which 50 are owned and 38 are leased. We own our principal executive office located in Lake Success, New York. We are obligated under a lease commitment through 2017 for our residential mortgage operating facility in Mineola, New York. At December 31, 2015, approximately two-thirds of our Mineola facility was sublet. We are obligated under an operating lease commitment through 2021 for office space in Jericho, New York, at which our multi-family and commercial real estate lending and business banking departments and other operations are located, and under an operating lease commitment through 2017 for our business banking office in midtown Manhattan. We lease office facilities for our wholly-owned subsidiaries Fidata, in Norwalk, Connecticut, and Suffco, in Farmingdale, New York. We believe such facilities are suitable and adequate for our operational needs. For further information regarding our lease obligations, see Item 7, “MD&A,” and Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

City of New York Notice of Determination
By “Notice of Determination” dated September 14, 2010 and August 26, 2011, or the 2010 and 2011 Notices, the City of New York notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies related to our operation of Fidata, and AF Mortgage, subsidiaries of Astoria Bank.  We disagree with the assertion of the tax deficiencies.  Hearings on the 2010 and 2011 Notices were held before the New York City Tax Appeals Tribunal, or the NYC Tax Appeals Tribunal, in March and April 2013. On October 29, 2014, the NYC Tax Appeals Tribunal issued a decision favorable to us canceling the 2010 and 2011 Notices. The City of New York appealed the decision of the NYC Tax Appeals Tribunal. The parties have prepared and submitted briefs to the NYC Tax Appeals Tribunal and presented oral arguments on November 19, 2015. At this time, management believes it is more likely than not that we will succeed in defending against the City of New York’s appeal. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at December 31, 2015 with respect to this matter.

By “Notice of Determination” dated November 19, 2014, or the 2014 Notice, the City of New York notified us of an alleged tax deficiency in the amount of $6.1 million, including interest and penalties, related to our 2009 and 2010 tax years, and by "Notice of Determination" dated August 5, 2015, or the 2015 Notice, the City of New York notified us of an alleged tax deficiency in the amount of $2.1 million, including interest and penalties, related to our 2011 through 2013 tax years. These deficiencies related to our operation of Fidata and AF Mortgage and the bases of the 2014 Notice and the 2015 Notice are substantially the same as that of the 2010 and 2011 Notices. We disagree with the assertion of the tax deficiencies, and we filed Petitions for Hearing with the City of New York on February 13, 2015 and September 9, 2015 to oppose the 2014 Notice and the 2015 Notice, respectively. By notice dated June 4, 2015, the NYC Tax Appeals Tribunal informed the parties that the proceedings relating to the 2014 Notice were adjourned pending the resolution of the proceedings with respect to the 2010 and 2011 Notices, the outcome of which may be determinative of some or all of the issues in this matter. On September 17, 2015, the NYC Tax Appeals Tribunal informed the parties that, barring the filing of an objection, the September 2015 Petition for Hearing would be consolidated with the February 2015 Petition and thus also adjourned pending resolution of the proceedings related to the 2010 and 2011 Notices. At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position asserted in the 2014 Notice and the 2015 Notice. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at December 31, 2015 with respect to this matter.

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

Merger-related Litigation
Following the announcement of the execution of the Merger Agreement, six lawsuits challenging the proposed Merger were filed in the Supreme Court of the State of New York, County of Nassau. These actions are captioned: (1) Sandra E. Weiss IRA v. Chrin, et al., Index No. 607132/2015 (filed November 4, 2015); (2) Raul v. Palleschi, et al., Index No. 607238/2015 (filed November 6, 2015); (3) Lowinger v. Redman, et al., Index No. 607268/2015 (filed November 9, 2015); (4) Minzer v. Astoria Fin. Corp., et al., Index No. 607358/2015 (filed November 12, 2015); (5) MSS 12-09 Trust v. Palleschi, et al., Index No. 607472/2015 (filed November 13, 2015); and (6) The Firemen’s Retirement System of St. Louis v. Keegan, et al., Index No. 607612/2015 (filed November 23, 2015). On January 15, 2016, the court consolidated the New York lawsuits under the caption In re Astoria Financial Corporation Shareholders Litigation, Index No. 607132/2015, and on January 29, 2016 the lead plaintiffs filed an amended consolidated complaint.  In addition, a seventh lawsuit was filed challenging the proposed transaction in the Delaware Court of Chancery, captioned O’Connell v. Astoria Financial Corp., et al., Case No. 11928 (filed January 22, 2016). The plaintiff in this case filed an amended complaint on February 17, 2016. Each of the lawsuits is a putative class action filed on behalf of the stockholders of Astoria and names as defendants Astoria, its directors and NYCB.

The various complaints generally allege that the directors of Astoria breached their fiduciary duties in connection with their approval of the Merger Agreement because they failed to properly value Astoria and to take steps to maximize value to Astoria’s public stockholders, resulting in inadequate merger consideration. The complaints further allege that the directors of Astoria approved the Merger through a flawed and unfair sales process, alleging the absence of a competitive sales process and that the process was tainted by certain alleged conflicts of interest on the part of the Astoria directors regarding certain personal and financial benefits they will receive upon consummation of the proposed transaction that public stockholders of Astoria will not receive. The complaints also variously allege that the Astoria directors breached their fiduciary duties because they improperly agreed to deal protection devices that allegedly preclude other bidders from making a successful competing offer for Astoria, including a no solicitation provision that allegedly prevents other buyers from participating in discussions which may lead to a superior proposal, a matching rights provision that allows NYCB to match any competing proposal in the event one is made and a provision that requires Astoria to pay NYCB a termination fee of $69.5 million under certain circumstances. In addition, the lawsuit filed in Delaware also alleges that Astoria’s directors breached their fiduciary duties by causing a false and materially misleading Form S-4 Registration Statement to be filed with the SEC. Each of the complaints further alleges that NYCB aided and abetted the alleged fiduciary breaches by the Astoria directors.

Each of the actions seek, among other things, an order enjoining completion of the proposed Merger and an award of costs and attorneys’ fees. Certain of the actions also seek compensatory damages arising from the alleged breaches of fiduciary duty. The defendants believe these actions are without merit. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at December 31, 2015 with respect to these matters.

Other potential plaintiffs may also file additional lawsuits challenging the proposed Merger. The outcome of the pending and any additional future litigation is uncertain. If the cases are not resolved, these lawsuits could result in substantial costs to Astoria, including any costs associated with the indemnification of Astoria’s directors and officers. No assurance can be given at this time that the litigation against us will be resolved in our favor, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

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

	2015		2014
	High	Low	High	Low
First Quarter	$13.44	$12.20	$14.67	$12.48
Second Quarter	14.10	12.67	14.23	12.44
Third Quarter	17.16	13.34	13.95	12.33
Fourth Quarter	18.13	15.15	13.70	11.96

As of February 16, 2016, we had 2,936 shareholders of record.  As of December 31, 2015, there were 100,721,358 shares of common stock outstanding.

The following schedule summarizes the cash dividends paid per common share for the periods indicated.

	2015	2014
First Quarter	$0.04	$0.04
Second Quarter	0.04	0.04
Third Quarter	0.04	0.04
Fourth Quarter	0.04	0.04

On January 27, 2016, our Board of Directors declared a quarterly cash dividend of $0.04 per common share, payable on March 1, 2016, to common stockholders of record as of the close of business on February 12, 2016. As in the past, our Board of Directors reviews the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other factors. In addition, pursuant to the terms of the Merger Agreement, we may not pay quarterly cash dividends in excess of $0.04 per share of our common stock without the consent of NYCB. NYCB has agreed not to unreasonably withhold any such consent.

We are subject to the laws of the State of Delaware which generally limit dividends on capital stock to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over our statutory capital, or if there is no such excess, to our net profits for the current and/or immediately preceding fiscal year. Additionally, no dividend shall be declared, paid or set aside for payment on our common stock unless the full dividends for the most recently completed dividend period have been declared and paid on our Series C Preferred Stock. Prior to declaring a dividend, we are required to seek the approval of the FRB. Our payment of dividends is dependent, in large part, upon receipt of dividends from Astoria Bank. Astoria Bank is subject to certain restrictions which may limit its ability to pay us dividends. See Item 1, “Business - Regulation and Supervision,” for an explanation of regulatory requirements with respect to Astoria Bank’s and Astoria Financial Corporation’s ability to pay dividends. We are also subject to certain financial covenants and other limitations pursuant to the terms of various debt instruments that have been issued by us, which could have an impact on our ability to pay dividends in certain circumstances. See Item 7, “MD&A - Liquidity and Capital Resources,” for further discussion of such financial covenants and other limitations. See Item 1, “Business - Federal Taxation,” and Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for an explanation of the tax impact of the unlikely event that Astoria Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes; (2) redeems its stock; or (3) liquidates.

Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions. At December 31, 2015, a maximum of 7,675,593 shares may yet be purchased under this plan. Pursuant to the terms of the Merger Agreement, we may not repurchase shares of our common stock without the consent of NYCB. NYCB has agreed not to unreasonably withhold any such consent.

On June 1, 2015, our Chief Executive Officer submitted his annual certification to the NYSE indicating that he was not aware of any violation by Astoria Financial Corporation of NYSE corporate governance listing standards as of the June 1, 2015 certification date.

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return on Astoria Common Stock, during the five fiscal years ended December 31, 2015, with the cumulative total returns of both a broad market index, the Standard & Poor’s, or S&P, 500 Stock Index, and a peer group index, the S&P Midcap 400 Financials Index. The comparison assumes $100 was invested on December 31, 2010 in Astoria Common Stock and in each of the S&P indices and assumes that all of the dividends were reinvested.

Astoria Common Stock, Market and Peer Group Indices

	Astoria Common Stock	S&P 500 Stock Index	S&P Midcap 400 Financials Index
December 31, 2010	$100.00	$100.00	$100.00
December 31, 2011	64.01	102.11	95.02
December 31, 2012	72.59	118.45	111.88
December 31, 2013	108.80	156.82	139.93
December 31, 2014	106.38	178.28	160.90
December 31, 2015	127.61	180.75	169.15

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data.  This financial data is derived in part from, and should be read in conjunction with, our consolidated financial statements and related notes.

	At December 31,
(In Thousands)	2015	2014	2013	2012	2011
Selected Financial Data:
Total assets	$15,076,211	$15,640,021	$15,793,722	$16,496,642	$17,022,055
Securities available-for-sale	416,798	384,359	401,690	336,300	344,187
Securities held-to-maturity	2,296,799	2,133,804	1,849,526	1,700,141	2,130,804
Loans receivable, net	11,055,081	11,845,848	12,303,066	13,078,471	13,117,419
Deposits	9,106,027	9,504,909	9,855,310	10,443,958	11,245,614
Borrowings, net	3,964,222	4,187,691	4,137,161	4,373,496	4,121,573
Stockholders’ equity	1,663,448	1,580,070	1,519,513	1,293,989	1,251,198

	For the Year Ended December 31,
(In Thousands, Except Per Share Data)	2015	2014	2013	2012	2011
Selected Operating Data:
Interest income	$473,416	$492,350	$518,430	$600,509	$695,248
Interest expense	133,127	150,062	176,528	252,240	319,822
Net interest income	340,289	342,288	341,902	348,269	375,426
Provision for loan losses (credited) charged to operations	(12,072)	(9,469)	19,601	40,400	37,000
Net interest income after provision for loan losses	352,361	351,757	322,301	307,869	338,426
Non-interest income	54,596	54,848	69,572	73,235	68,915
General and administrative expense	289,083	284,410	287,531	300,133	301,417
Income before income tax expense	117,874	122,195	104,342	80,971	105,924
Income tax expense	29,799	26,279	37,749	27,880	38,715
Net income	88,075	95,916	66,593	53,091	67,209
Preferred stock dividends	8,775	8,775	7,214	—	—
Net income available to common shareholders	$79,300	$87,141	$59,379	$53,091	$67,209
Basic earnings per common share	$0.79	$0.88	$0.60	$0.55	$0.70
Diluted earnings per common share	$0.79	$0.88	$0.60	$0.55	$0.70

	At or For the Year Ended December 31,
	2015		2014		2013		2012		2011

Selected Financial Ratios and Other Data:
Return on average assets (1)	0.57%		0.61%		0.41%		0.31%		0.39%
Return on average common stockholders’ equity (1)	5.31		6.06		4.50		4.15		5.31
Return on average tangible common stockholders’ equity (1)(2)	6.07		6.96		5.23		4.86		6.22

Average stockholders’ equity to average assets	10.59		10.04		8.79		7.47		7.28

Stockholders’ equity to total assets	11.03		10.10		9.62		7.84		7.35
Common stockholders’ equity to total assets	10.17		9.27		8.80		7.84		7.35
Tangible common stockholders’ equity to tangible assets (tangible common equity ratio) (2)(3)	9.06		8.19		7.72		6.80		6.33

Net interest rate spread (4)	2.29		2.25		2.17		2.09		2.23
Net interest margin (5)	2.36		2.32		2.25		2.16		2.30
Average interest-earning assets to average interest-bearing liabilities	1.08	x	1.08	x	1.06	x	1.05	x	1.04	x

General and administrative expense to average assets	1.89%		1.82%		1.78%		1.75%		1.73%
Efficiency ratio (6)	73.21		71.62		69.88		71.21		67.83

Cash dividends paid per common share	$0.16		$0.16		$0.16		$0.25		$0.52
Dividend payout ratio	20.25%		18.18%		26.67%		45.45%		74.29%

Asset Quality Ratios:
Non-performing loans to total loans (7)	1.24%		1.07%		2.67%		2.38%		2.51%
Non-performing loans to total assets (7)	0.92		0.82		2.10		1.91		1.96
Non-performing assets to total assets (8)	1.05		1.05		2.37		2.08		2.24
Allowance for loan losses to non-performing loans (7)	70.90		87.32		41.87		46.18		47.22
Allowance for loan losses to total loans	0.88		0.93		1.12		1.10		1.18

Other Data:
Number of deposit accounts	475,272		510,363		557,625		613,871		703,454
Mortgage loans serviced for others (in thousands)	$1,404,480		$1,452,645		$1,504,654		$1,443,672		$1,446,646
Full service banking offices	88		87		85		85		85
Full time equivalent employees	1,551		1,594		1,540		1,530		1,636
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

(7)
Non-performing loans, substantially all of which are non-accrual loans, included loans modified in a TDR totaling $61.0 million at December 31, 2015, $68.4 million at December 31, 2014, $109.8 million at December 31, 2013, $32.8 million at December 31, 2012 and $18.8 million at December 31, 2011. Non-performing loans exclude loans held-for-sale and loans which have been modified in a TDR that have been returned to accrual status.

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

As the premier Long Island community bank, Astoria Bank offers a wide range of financial services and solutions designed to meet customers’ personal, family and business banking needs. Our goals are to enhance shareholder value while continuing to strengthen and expand our position as a more fully diversified, full service community bank. We focus on growing our core businesses of mortgage portfolio lending and deposit gathering while maintaining strong asset quality and controlling operating expenses. We continue to implement our strategies to diversify earning assets and to increase low cost core deposits. These strategies include a greater level of participation in the local multi-family and commercial real estate mortgage lending markets and expanding our array of business banking products and services, focusing on small and middle market businesses with an emphasis on attracting clients from larger competitors. Our physical presence consists presently of our branch network of 88 locations, including our Long Island City, New York branch, which opened in late 2015, plus our dedicated business banking office in midtown Manhattan.

We are impacted by both national and regional economic factors, with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area. Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging. Interest rates have been at or near historical lows, and despite the December 2015 action by the FMOC to raise the federal funds interest rate by 25 basis points and the FOMC's economic projections implying several additional increases in 2016, the federal funds futures market appears to be discounting such actions. Long term interest rates have been volatile during the past year and sensitive to varied economic data, the uncertainty of the impact of the FOMC's first rate hike in almost a decade and the divergence in monetary policy of the FOMC and its global counterparts. The ten-year U.S. Treasury rate started 2015 at 2.17% and ended the year at 2.27%, while ranging between a low of 1.68% and a high of 2.50%. The national unemployment rate decreased to 5.0% for December 2015 compared to 5.6% for December 2014, and new job growth in 2015 has continued its slow pace. We believe market conditions remain favorable in the New York metropolitan area with respect to our multi-family mortgage loan origination activities, though some competitor institutions in this market have offered rates and/or product terms at levels which we have chosen not to offer.

Net income available to common shareholders for the year ended December 31, 2015 decreased compared to the year ended December 31, 2014 reflecting a decrease in net interest income and increases in general and administrative expenses and income tax expense.

The provision for loan losses credited to operations for the year ended December 31, 2015 totaled $12.1 million. This compares to a provision for loan losses credited to operations of $9.5 million for the year ended December 31, 2014. The allowance for loan losses totaled $98.0 million at December 31, 2015, compared to $111.6 million at December 31, 2014. The reduction in the allowance for loan losses at December 31, 2015 compared to December 31, 2014, and the provision credited to operations for 2015, reflects the results of our quarterly reviews of the adequacy of the allowance for loan losses. Changes in the composition and size of our loan portfolio resulted in reduced reserve needs in 2015. In the second quarter of 2014, we designated the majority of our non-performing residential mortgage loans at that time as held-for-sale and marked them to market, with a charge of $8.7 million, based upon prices indicated. As a result, previously established reserves in the amount of $5.7 million applicable to these loans were released and credited to operations. We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the continued improvement in our loan loss experience, as well as the improved asset quality in our loan portfolio as a result of reductions in the balances of certain loan classes we believe bear higher risk, the quality of our loan originations and the contraction of the overall loan portfolio.

Net interest income decreased for the year ended December 31, 2015, compared to the year ended December 31, 2014. The decline was primarily due to a lower level of interest earning assets, principally in our residential mortgage loan portfolio, that was partly offset by lower funding costs primarily in our certificates of deposit.

Non-interest income was lower in 2015 compared to 2014, reflecting declines in customer service fees and other loan fees, partially offset by higher mortgage banking income and the impact of a loss incurred during 2014 from the bulk sale of certain non-performing residential real estate loans. Non-interest expense increased in 2015 compared to 2014, primarily due to expenses related to the pending merger with NYCB, as well as increased compensation and benefits expense unrelated to the merger and increased occupancy and equipment expense reflecting the addition of two branch offices in 2014 and one new branch office in 2015, partially offset by a decrease in FDIC expense.

Income tax expense after adjusting for the impact of NYS and NYC tax law changes in 2015 and 2014 was relatively unchanged in 2015 compared to 2014. Included in the 2015 full year results is a reduction in income tax expense of $11.4 million primarily related to the impact of the NYC tax law changes. Included in the 2014 full year results were reductions in income tax expense related to the impact of changes in NYS income tax legislation and resolution of an income tax matter with NYS of $15.7 million. For additional information regarding our income tax expense, see "Comparison of Financial Condition and Operating Results for the Years Ended December 31, 2015 and 2014 - Income Tax Expense."

Total assets declined during the year ended December 31, 2015, due primarily to a decrease in our residential mortgage loan portfolio, partially offset by growth in our multi-family and commercial real estate mortgage loan portfolio as well as our securities portfolio. At December 31, 2015, our multi-family and commercial real estate mortgage loan portfolio represented 44% of our total loan portfolio, up from 40% at December 31, 2014, reflecting our continued focus on the strategic shift in our balance sheet. The decline in our residential mortgage loan portfolio reflects an excess of loan repayments over originations and purchases during 2015.

Total deposits declined during the year ended December 31, 2015 as a result of a decrease in certificates of deposit, partially offset by a net increase in our core deposits. The growth in core deposits reflected increases in money market and checking accounts which more than offset a decline in savings accounts. At December 31, 2015, core deposits represented 78% of total deposits, up from 72% at December 31, 2014. Total deposits included $1.05 billion of business deposits at December 31, 2015, an increase of 13% since December 31, 2014, substantially all of which were core deposits, reflecting the expansion of our business banking operations, a component of the strategic shift in our balance sheet. We expect that the continued growth of our business banking operations should allow us to continue to grow our low cost core deposits.

Stockholders’ equity increased as of December 31, 2015 compared to December 31, 2014. The increase was primarily the result of earnings in excess of dividends on our common and preferred stock, stock-based compensation recognized and capital raised from the issuance of common stock pursuant to the Astoria Financial Corporation Dividend Reinvestment and Stock Purchase Plan, or the Stock Purchase Plan, during the year ended December 31, 2015.

Merger Agreement with New York Community Bank

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

Subject to the terms and conditions of the Merger Agreement, at the Effective Time of the Merger, Astoria stockholders will have the right to receive one share of common stock, par value $0.01 per share, of NYCB, or NYCB Common Stock, and $0.50 in cash for each share of common stock, par value $0.01 per share, of Astoria Common Stock.

Also in the Merger, each share of Astoria 6.50% Non-Cumulative Perpetual Preferred Stock, Series C, par value $1.00 per share, with a liquidation preference of $1,000 per share, issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive one share of NYCB 6.50% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share.

The Merger Agreement contains customary representations and warranties from both Astoria and NYCB, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of Astoria’s and NYCB’s businesses during the interim period between the execution of the Merger Agreement and the Effective Time, (2) the obligation of NYCB to call a meeting of its stockholders to adopt the Merger Agreement and approve an amendment to its charter to increase the authorized shares of NYCB Common Stock from 600 million to 900 million, and, subject to certain exceptions, to recommend that its stockholders adopt the Merger Agreement and the transactions contemplated thereby, (3) the obligation of Astoria to call a meeting of its stockholders to adopt the Merger Agreement, and, subject to certain exceptions, to recommend that its stockholders adopt the Merger Agreement, and (4) Astoria’s non-solicitation obligations relating to alternative acquisition proposals. Astoria and NYCB have agreed to use their reasonable best efforts to prepare and file all applications, notices, and other documents to obtain all necessary consents and approvals for consummation of the transactions contemplated by the Merger Agreement.

The completion of the Merger is subject to customary conditions, including (1) adoption of the Merger Agreement by Astoria’s stockholders, (2) adoption of the Merger Agreement and approval of the NYCB charter amendment by NYCB’s stockholders, (3) authorization for listing on the NYSE of the shares of NYCB Common Stock to be issued in the Merger, (4) the receipt of required regulatory approvals, including the approval of the FRB, the FDIC, and the DFS, (5) effectiveness of the registration statement on Form S-4 for the NYCB Common Stock to be issued in the Merger, and (6) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (2) performance in all material respects by the other party of its obligations under the Merger Agreement and (3) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

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

Allowance for Loan Losses

We establish and maintain an allowance for loan losses based on our evaluation of the probable inherent losses in our loan portfolio. Loan charge-offs in the period the loans, or portions thereof, are deemed uncollectible reduce the allowance for loan losses. Recoveries of amounts previously charged-off increase the allowance for loan losses in the period they are received. The allowance is adjusted to an appropriate level through provisions for loan losses charged or credited to operations to increase or decrease the allowance based on a comprehensive analysis of our loan portfolio. We evaluate the adequacy of the allowance on a quarterly basis. The allowance is comprised of both valuation allowances related to individual loans and general valuation allowances, although the total allowance for loan losses is available for losses applicable to the entire loan portfolio. In estimating specific allocations of the allowance, we review loans deemed to be impaired and measure impairment losses based on either the fair value of the collateral, the observable market price of the loan or the present value of expected future cash flows. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include the financial condition of the borrower, payment history, delinquency status, collateral value, our lien position and the probability of collecting principal and interest payments when due. When an impairment analysis indicates the need for a specific allocation of the allowance on an individual loan, such allocation would be established sufficient to cover probable incurred losses at the evaluation date based on the facts and circumstances of the loan. When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged-off against the allowance for loan losses. For loans individually classified as impaired, the portion of the recorded investment in the loan in excess of either the estimated fair value of the underlying collateral less estimated selling costs, for collateral dependent loans, the observable market price of the loan or the present value of the discounted cash flows of a modified loan, is generally charged-off.

Our Asset Review Department utilizes a risk-based loan review approach for multi-family and commercial real estate mortgage loans and commercial and industrial loans with balances of $250,000 or greater. Under this approach, individual loans are selected by a combination of individual loan reviews, targeted loan reviews, concentration of credit reviews and reviews of loans to one borrower to achieve, at a minimum on an annual basis, a review coverage rate of the outstanding principal balance of 30% for the multi-family mortgage loan portfolio, 40% for the commercial real estate mortgage loan portfolio and 60% for the commercial and industrial loan portfolio. Further, multi-family and commercial real estate management personnel also perform annual reviews for certain multi-family and commercial real estate mortgage loans and recommend further review by our Credit and Asset Review Departments as appropriate. The residential mortgage loan portfolio, home equity and other consumer loan portfolio and commercial and industrial loans with balances of less than $250,000 are reviewed collectively by delinquency and net loss trends. Prior to the fourth quarter of 2014, loan reviews were performed by our Asset Review Department quarterly for all loans individually classified by our Asset Classification Committee and were performed annually for multi-family and commercial real estate mortgage loans modified in a TDR, multi-family and commercial real estate mortgage loans with balances of $5.0 million or greater and commercial and industrial loans with balances of $500,000 or greater. In addition, our Asset Review Department reviewed annually borrowing relationships whose combined outstanding balance were $5.0 million or greater, with such reviews covering approximately 50% of the outstanding principal balance of the loans to such relationships.

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

We segment our residential mortgage loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans, and origination time periods, and analyze our historical loss experience and delinquency levels and trends of these segments.  We analyze multi-family and commercial real estate mortgage loans by portfolio using predictive modeling techniques for loans originated after 2010 and by geographic location for loans originated prior to 2011. We analyze our consumer and other loan portfolio by home equity lines of credit, commercial and industrial loans and other consumer loans and perform similar historical loss analyses. In our analysis of non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral along with the migration of delinquent loans based on the portfolio segments noted above. These analyses and the resulting loss rates are used as an integral part of our judgment in developing estimated loss percentages to apply to the loan portfolio segments. We monitor credit risk on interest-only hybrid ARM loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner that we monitor credit risk on all interest-only hybrid ARM loans. We monitor interest rate reset dates of our loan portfolio, in the aggregate, and the current interest rate environment and consider the impact, if any, on borrowers’ ability to continue to make timely principal and interest payments in determining our allowance for loan losses. We also consider the size, composition, risk profile and delinquency levels of our loan portfolio, as well as our credit administration and asset management procedures. We monitor property value trends in our market areas by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our general valuation allowances. In addition, we evaluate and consider the impact that current and anticipated economic and market conditions may have on the loan portfolio and known and inherent risks in the portfolio. We update our analyses quarterly and refine our evaluations as experience provides clearer guidance, our product offerings change and as economic conditions evolve.

We analyze our historical loss experience over 12, 15, 18 and 24 month periods. The loss history used in calculating our quantitative allowance coverage percentages varies based on loan type. Also, for a particular loan type, we may not have sufficient loss history to develop a reasonable estimate of loss and in these instances we may consider our loss experience for other, similar loan types and may evaluate those losses over a longer period than two years. Additionally, multi-family and commercial real estate loss experience may be adjusted based on the composition of the losses (loan sales, short sales and partial charge-offs). Our evaluation of loss experience factors considers trends in such factors over the prior three years, as well as an estimate of the average amount of time from an event signaling the potential inability of a borrower to continue to pay as agreed to the point at which a loss is confirmed, for substantially all of the loan portfolio, with the exception of multi-family and commercial real estate mortgage loans originated after 2010, for which our evaluation includes detailed modeling techniques. These modeling techniques utilize data inputs for each loan in the portfolio, including credit facility terms and performance to date, property details and borrower financial performance data. The model also incorporates real estate market data from an established real estate market database company to forecast future performance of the properties, and includes a loan loss predictive model based on studies of defaulted commercial real estate loans. The model then generates a probability of default, loss given default and ultimately an estimated loss for each loan quarterly over the remaining life of the loan. The appropriate timeframe from which to assign an estimated loss percentage to the pool of loans is assessed by management. We update our historical loss analyses, as well as our predictive model, quarterly and evaluate the need to modify our quantitative allowances as a result of our updated charge-off and loss analyses.

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

We use ratio analyses as a supplemental tool for evaluating the overall reasonableness and adequacy of the allowance for loan losses. As such, we consider our asset quality ratios as well as the allowance ratios and coverage percentages set forth in both peer group and regulatory agency data. We also consider any comments from our primary banking regulator resulting from their review of our general valuation allowance methodology during regulatory examinations. We consider the observed trends in our asset quality ratios in combination with our primary focus on our historical loss experience and the impact of current economic conditions. After evaluating these variables, we determine appropriate allowance coverage percentages for each of our portfolio segments and the appropriate level of our allowance for loan losses. We do not determine the appropriate level of our allowance for loan losses based exclusively on a single factor or asset quality ratio. We periodically review the actual performance and charge-off history of our loan portfolio and compare that to our previously determined allowance coverage percentages and individual valuation allowances. In doing so, we evaluate the impact the previously mentioned variables may have had on the loan portfolio to determine which changes, if any, should be made to our assumptions and analyses.

Allowance adequacy calculations are adjusted quarterly, based on the results of our quantitative and qualitative analyses, to reflect our current estimates of the amount of probable losses inherent in our loan portfolio. Allocations of the allowance to each loan category are adjusted quarterly to reflect probable inherent losses using the same quantitative and qualitative analyses used in connection with the overall allowance adequacy calculations. The portion of the allowance allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance for loan losses is available for losses applicable to the entire loan portfolio. Based on our evaluation of the composition and size of our loan portfolio, the levels and composition of delinquent and non-performing loans, our loss history, the housing and real estate markets and the current economic environment, we determined that an allowance for loan losses of $98.0 million was appropriate at December 31, 2015, compared to $111.6 million at December 31, 2014. The provision for loan losses credited to operations totaled $12.1 million for the year ended December 31, 2015.

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

At December 31, 2015, our MSR had a carrying value of $11.0 million, net of a valuation allowance of $2.2 million, which approximated the estimated fair value based on expected future cash flows considering a weighted average discount rate of 9.97%, a weighted average constant prepayment rate on mortgages of 10.47% and a weighted average life of 6.1 years. At December 31, 2014, our MSR had a carrying value of $11.4 million, net of a valuation allowance of $2.7 million, which approximated the estimated fair value based on expected future cash flows considering a weighted average discount rate of 9.48%, a weighted average constant prepayment rate on mortgages of 12.35% and a weighted average life of 5.7 years.

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

At December 31, 2015, the carrying amount of our goodwill totaled $185.2 million. As of September 30, 2015, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

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

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer. GSE issuance mortgage-backed securities comprised 88% of our securities portfolio at December 31, 2015. Non-GSE issuance mortgage-backed securities at December 31, 2015 comprised less than 1% of our securities portfolio and had an amortized cost of $3.2 million, with 94% classified as available-for-sale and 6% classified as held-to-maturity. Our non-GSE issuance securities are primarily investment grade securities and have performed similarly to our GSE issuance securities. Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices. The balance of our securities portfolio is primarily comprised of debt securities issued by GSEs.

The fair value of our securities portfolio is primarily impacted by changes in interest rates. We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of OTTI considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to hold the securities. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes. At December 31, 2015, we held 129 securities with an estimated fair value totaling $1.55 billion which had an unrealized loss totaling $26.6 million. Of the securities in an unrealized loss position at December 31, 2015, $444.1 million, with an unrealized loss of $14.4 million, had been in a continuous unrealized loss position for twelve months or longer. At December 31, 2015, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

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

Our income tax expense consists of income taxes that are currently payable and deferred income taxes. We also maintain a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty and evaluate each of our tax positions and strategies to determine whether the reserve continues to be appropriate. Accruals of interest and penalties related to unrecognized tax benefits are recognized in income tax expense. Our current income tax expense approximates taxes to be paid or refunded for the current period. Our deferred income tax expense results from changes in our deferred tax assets and liabilities between periods. Deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and net operating loss carryforwards. We assess our deferred tax assets and establish a valuation allowance if realization of a deferred tax asset is not considered to be more likely than not. We evaluate the recoverability of these future tax deductions by assessing the adequacy of expected taxable income from all sources, including taxable income in carryback years, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of taxable income rely heavily on estimates and we use our historical experience and our short- and long-range business forecasts in making such estimates. At December 31, 2015, we had recorded deferred tax assets, net of deferred tax liabilities, of $101.5 million compared to $103.5 million at December 31, 2014, net of a valuation allowance of $7.2 million. We believe that our historical and future results of operations, and tax planning strategies which could be employed, will more likely than not generate sufficient taxable income to enable us to realize our net deferred tax assets. If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we would adjust our valuation allowances in the period that our change in judgment occurs and record a corresponding increase or charge to income.

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

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. As mortgage interest rates increase, customers’ refinance activities tend to decelerate causing the cash flow from both our mortgage loan portfolio and our mortgage-backed securities portfolio to decrease. When mortgage rates decrease, the opposite tends to occur. Principal payments on loans and securities totaled $3.04 billion for the year ended December 31, 2015 and $2.37 billion for the year ended December 31, 2014. Loan and securities repayments increased for the year ended December 31, 2015, compared to the year ended December 31, 2014, due primarily to the relative level of market interest rates and other factors.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $107.2 million for the year ended December 31, 2015 and $134.1 million for the year ended December 31, 2014. Deposits decreased $398.9 million during the year ended December 31, 2015 and decreased $350.4 million during the year ended December 31, 2014 due to decreases in certificates of deposit, partially offset by net increases in core deposits. During the years ended December 31, 2015 and 2014, we continued to allow high cost certificates of deposit to run off. Total deposits included business deposits of $1.05 billion at December 31, 2015, an increase of 13% since December 31, 2014, reflecting the expansion of our business banking operations, a component of the strategic shift in our balance sheet, which included enhanced marketing efforts and the addition of two branches in 2014 and one branch in 2015. At December 31, 2015, core deposits represented 78% of total deposits, up from 72% at December 31, 2014. This reflects our efforts to reposition the liability mix of our balance sheet, reducing the balance of high cost certificates of deposit and increasing the balance of low cost core deposits. Net borrowings decreased $223.5 million during the year ended December 31, 2015 and increased $50.5 million during the year ended December 31, 2014. The decrease in net borrowings during the year ended December 31, 2015 was due to decreases in FHLB-NY advances and federal funds purchased. The increase in net borrowings during the year ended December 31, 2014 was due to an increase in federal funds purchased, partially offset by a decrease in FHLB-NY advances.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities. Gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2015 declined to $1.51 billion, compared to $1.64 billion during the year ended December 31, 2014, reflecting a decline in multi-family and commercial real estate mortgage loan production, partially offset by an increase in residential mortgage loan production. Residential mortgage loan originations and purchases for portfolio totaled $616.9 million during the year ended December 31, 2015, of which $389.9 million were originations and $227.0 million were purchases of individual residential mortgage loans through our third party loan origination program, compared to $455.9 million during the year ended December 31, 2014, of which $261.7 million were originations and $194.2 million were purchases. Given the low interest rate environment, and consistent with our strategy to diversify our earning assets, we have focused on multi-family and commercial real estate mortgage lending and our business banking operations, with reduced emphasis on the origination and purchase of residential mortgage loans. Although residential mortgage loan originations and purchases increased during 2015, they did not keep pace with the level of repayments during the same period resulting in a net reduction of $858.1 million in that portfolio. Multi-family and commercial real estate loan originations declined to $890.7 million during the year ended December 31, 2015, compared to $1.19 billion during the year ended December 31, 2014, despite our continued commitment to grow these portfolios, as we maintained our disciplined approach in this challenging lending environment, while some competitor institutions offered rates and/or product terms at levels which we have chosen not to offer. Purchases of securities totaled $811.6 million during the year ended December 31, 2015 and $655.8 million during the year ended December 31, 2014.

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

We maintain liquidity levels to meet our operational needs in the normal course of our business and to be prepared for the possibility of adverse conditions which could result in the need for additional liquidity. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks totaled $200.5 million at December 31, 2015 and $143.2 million at December 31, 2014. At December 31, 2015, we had $1.77 billion of borrowings with a weighted average interest rate of 0.78% maturing over the next twelve months. We have the flexibility to either repay or rollover these borrowings as they mature. Included in our borrowings are various obligations which, by their terms, may be called by the counterparty. At December 31, 2015, we had $1.95 billion of callable borrowings, of which $1.00 billion were contractually callable by the counterparty within twelve months and on a quarterly basis thereafter. We believe the potential for these borrowings to be called does not present a liquidity concern as they have above current market coupons and, as such, are not likely to be called absent a significant increase in market interest rates. In addition, to the extent such borrowings were to be called, we believe we can readily obtain replacement funding, although such funding may be at higher rates. At December 31, 2015, FHLB-NY advances totaled $2.18 billion, or 55% of total borrowings. We do not believe any of our borrowing counterparty concentrations represent a material risk to our liquidity. In addition, we had $926.2 million in certificates of deposit at December 31, 2015 with a weighted average interest rate of 1.06% maturing over the next twelve months. We believe we have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average interest rates at December 31, 2015.

	Borrowings			Certificates of Deposit
			Weighted Average Rate		Weighted Average Rate

(Dollars in Millions)	Amount			Amount
Contractual Maturity:
2016	$1,765		0.78%	$926	1.06%
2017	250		5.00	393	0.94
2018	200	(1)	3.03	185	1.08
2019	600	(1)	3.73	184	1.46
2020 and thereafter	1,150	(2)	3.53	306	1.60
Total	$3,965		2.40%	$1,994	1.16%

(1)	Callable by the counterparty within the next three months and on a quarterly basis thereafter.

(2)
Includes $200.0 million of borrowings, with a weighted average interest rate of 3.86%, which are callable by the counterparty in 2016 and on a quarterly basis thereafter, and $950.0 million of borrowings, with a weighted average interest rate of 3.47%, which are callable by the counterparty in 2017.

Through the Federal Reserve Bank of New York discount window we have the ability to borrow additional funds should the need arise on a short-term basis, primarily overnight. Our borrowing capacity through the discount window totaled approximately $506.2 million at December 31, 2015. In order to have the ability to borrow through the discount window, the Federal Reserve Bank of New York requires that collateral is pledged. In accordance with such requirements, at December 31, 2015, we had pledged as collateral with the Federal Reserve Bank of New York securities with an amortized cost of $150.8 million and commercial real estate mortgage loans with an unpaid principal balance of $899.9 million. We view the discount window as a secondary source of liquidity and, during 2015 and 2014, we did not utilize this source.

Through its membership in the FHLB-NY, the Bank has access to borrowings on an overnight and term basis to the extent that it has qualifying collateral in place at the FHLB-NY. At December 31, 2015, the Bank had residential mortgage loans pledged to the FHLB-NY sufficient to support additional borrowings of approximately $2.31 billion.

The Bank also has the ability to use its portfolio of unencumbered investment securities available for sale and held to maturity as collateral for borrowings from the Federal Reserve Bank of New York, the FHLB-NY and repurchase agreement counterparties. At December 31, 2015, the Bank had approximately $1.36 billion (amortized cost) of investment securities available to be pledged to support borrowings.

Additional sources of liquidity at the holding company level have included public and private issuances of debt and equity securities into the capital markets. Holding company debt obligations are included in other borrowings. We have a shelf registration statement on Form S-3 on file with the SEC that we renewed in the 2015 second quarter, which allows us to periodically offer and sell, from time to time, in one or more offerings, individually or in any combination, common stock, preferred stock, depositary shares, debt securities, warrants to purchase common stock, preferred stock or debt securities and units consisting of one or more of the foregoing. This shelf registration statement provides us with greater capital management flexibility and enables us to more readily access the capital markets in order to pursue growth opportunities that may become available to us in the future or should there be any changes in the regulatory environment that call for increased capital requirements. Although the shelf registration statement does not limit the amount of the foregoing items that we may offer and sell, our ability and any decision to do so is subject to market conditions and our capital needs. Our ability to continue to access the capital markets for additional financing at favorable terms may be limited by, among other things, market conditions, interest rates, our capital levels, Astoria Bank’s ability to pay dividends to Astoria Financial Corporation, our credit profile and ratings and our business model.

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

On January 7, 2014, we adopted the Stock Purchase Plan and terminated the previously existing plan. The Stock Purchase Plan allows our shareholders to automatically reinvest the cash dividend paid on all or a portion of their shares of our common stock into additional shares of our common stock and make optional cash purchases, up to $10,000 per month, of additional shares of our common stock, unless we grant a waiver permitting a higher amount of optional cash purchases. Shares of common stock may be purchased either directly from us from authorized but unissued shares or from treasury shares, or on the open market. We have registered 1,500,000 shares of our common stock under the Securities Act for offer and sale from time to time pursuant to the Stock Purchase Plan. During the year ended December 31, 2015, 482,460 shares of our common stock were purchased pursuant to the Stock Purchase Plan directly from us from treasury shares for net proceeds totaling $6.2 million.

Astoria Financial Corporation’s primary uses of funds include payment of dividends on common and preferred stock and payment of interest on its debt obligations. During the year ended December 31, 2015, Astoria Financial Corporation paid dividends on common and preferred stock totaling $24.9 million and paid interest on its debt obligations totaling $12.5 million. On December 17, 2015, our Board of Directors declared a quarterly cash dividend on the Series C Preferred Stock aggregating $2.2 million, or $16.25 per share, for the quarterly period from October 15, 2015 through and including January 14, 2016, which was paid on January 15, 2016 to stockholders of record as of December 31, 2015. On January 27, 2016, our Board of Directors declared a quarterly cash dividend of $0.04 per share on shares of our common stock payable on March 1, 2016 to stockholders of record as of February 12, 2016.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Bank. During 2015, Astoria Bank paid dividends to Astoria Financial Corporation totaling $63.4 million. Since Astoria Bank is a federally chartered savings association, there are regulatory limits on its ability to make distributions to Astoria Financial Corporation. During 2015, Astoria Bank was required to file applications with the OCC for proposed capital distributions, and such applications were approved by the OCC.

Astoria Bank must also provide notice to the FRB at least 30 days prior to declaring a dividend. For further discussion of limitations on capital distributions from Astoria Bank, see Item 1, “Business - Regulation and Supervision.”

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At December 31, 2015, our tangible common equity ratio, which represents common stockholders’ equity less goodwill divided by total assets less goodwill, was 9.06%. Pursuant to the Reform Act, in July 2013, the Agencies issued Final Capital Rules that subjected many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements effective January 1, 2015. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards. For a more detailed description of these rules, see Part I, Item 1, “Business - Regulation and Supervision - Capital Requirements.” At December 31, 2015, the capital levels of both Astoria Financial Corporation and Astoria Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.

At December 31, 2015, Astoria Financial Corporation's Tier 1 leverage capital ratio was 10.21%, Common equity tier 1 risk-based capital ratio was 16.00%, Tier 1 risk-based capital ratio was 17.37% and Total risk-based capital ratio was 18.51%, and Astoria Bank’s Tier 1 leverage capital ratio was 11.29%, Common equity tier 1 risk-based and Tier 1 risk-based capital ratios were 19.12% and Total risk-based capital ratio was 20.25%. For additional information on the regulatory capital ratios of Astoria Financial Corporation and Astoria Bank at December 31, 2015, see Note 17 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and supplementary Data."

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

We also have commitments to fund loans held-for-sale and commitments to sell loans in connection with our mortgage banking activities which are considered derivative financial instruments.  Commitments to sell loans totaled $29.8 million at December 31, 2015 and represent obligations to sell residential mortgage loans either servicing retained or servicing released on a mandatory delivery or best efforts basis.  We enter into commitments to sell loans as an economic hedge against our pipeline of conforming fixed rate loans which we originate primarily for sale into the secondary market.  The fair values of our mortgage banking derivative financial instruments are immaterial to our financial condition and results of operations.

In addition to our lending commitments, we have contractual obligations related to operating lease commitments.  Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes.

The following table details our contractual obligations at December 31, 2015.

	Payments Due by Period
(In Thousands)	Total	Less than One Year	Over One to Three Years	Over Three to Five Years	More than Five Years

On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$2,875,000	$675,000	$450,000	$1,750,000	$—
Off-balance sheet contractual obligations:
Minimum rental payments due under non-cancelable operating leases	82,082	12,704	21,180	17,503	30,695
Commitments to originate and purchase loans (1)	398,788	398,788	—	—	—
Commitments to fund unused lines of credit (2)	186,744	186,744	—	—	—
Total	$3,542,614	$1,273,236	$471,180	$1,767,503	$30,695

(1)	Includes commitments to originate loans held-for-sale of $15.4 million.

(2)	Includes commitments to fund commercial and industrial lines of credit of $107.6 million, home equity lines of credit of $45.1 million and other consumer lines of credit of $34.0 million.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions which are not included in the table above as the amounts and timing of their resolution cannot be estimated. For further information regarding these liabilities, see Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”  Similarly, we have an obligation related to our investments in affordable housing limited partnerships totaling $12.9 million at December 31, 2015 which is not included in the table above as the timing of funding installments, which are due on an "as needed" basis, currently projected over the next four years, cannot be estimated.

We also have contingent liabilities related to assets sold with recourse and standby letters of credit.  We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market.  Generally the loans we sell in the secondary market are subject to recourse for fraud and adherence to underwriting or quality control guidelines.  We were required to repurchase one loan during 2015 as a result of these recourse provisions.  The principal balance of loans sold in the secondary market with recourse provisions in addition to fraud and adherence to underwriting or quality control guidelines amounted to $344.2 million at December 31, 2015.  We estimate the liability for such loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse.  The carrying amount of this liability was immaterial at December 31, 2015.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  The guarantees generally extend for a term of up to one year and are fully collateralized.  For each guarantee issued, if the customer defaults on a payment or performance to the third party, we would have to perform under the guarantee. Outstanding standby letters of credit totaled $3.3 million at December 31, 2015.

On July 31, 2014, we completed a bulk sale transaction of certain non-performing residential mortgage loans that had a carrying value of $173.7 million. On September 12, 2014, we completed a second sale transaction, with the same counterparty as the bulk sale transaction, in which we sold additional non-performing residential mortgage loans with a carrying value of $4.0 million. The loan sale agreements governing the sale transactions contained usual and customary document cure provisions and indemnification provisions protecting the purchaser from breaches of our representations, warranties and covenants. These provisions expired in 2015 without any material claims presented. Accordingly, there were no adjustments to the purchase price for such loans, repurchases or indemnification payments during 2015 and 2014.

See Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for additional information regarding our commitments and contingent liabilities.

Comparison of Financial Condition and Operating Results for the Years Ended December 31, 2015 and 2014

Financial Condition

Total assets decreased $563.8 million to $15.08 billion at December 31, 2015, from $15.64 billion at December 31, 2014, primarily reflecting a decrease in our residential mortgage loan portfolio, partially offset by increases in our multi-family and commercial real estate mortgage loan portfolio and our securities portfolio.

Loans receivable decreased $804.4 million to $11.15 billion at December 31, 2015, from $11.96 billion at December 31, 2014, and represented 74% of total assets at December 31, 2015. The growth in our multi-family mortgage loan portfolio was more than offset by the declines in our residential and commercial real estate mortgage loan portfolios resulting in a net decline of $801.3 million in our total mortgage loan portfolio to $10.86 billion at December 31, 2015, compared to $11.66 billion at December 31, 2014. At December 31, 2015, our residential mortgage loan portfolio represented 54% of our total loan portfolio, down from 58% at December 31, 2014, and our multi-family and commercial real estate mortgage loan portfolio represented 44% of our total loan portfolio, up from 40% at December 31, 2014. This reflects our continued focus on repositioning the asset mix of our balance sheet. Gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2015 declined to $1.51 billion, compared to $1.64 billion during the year ended December 31, 2014, reflecting a decrease in the multi-family and commercial real estate mortgage loan production, partially offset by an increase in the residential mortgage loan production. Mortgage loan repayments increased to $2.29 billion for the year ended December 31, 2015, compared to $1.89 billion for the year ended December 31, 2014, primarily due to an increase in multi-family and commercial real estate mortgage loan prepayments.

Our residential mortgage loan portfolio decreased $858.1 million to $6.02 billion at December 31, 2015, from $6.87 billion at December 31, 2014. Residential mortgage loan repayments increased during 2015, compared to 2014, and continued to outpace our origination and purchase volume during the year ended December 31, 2015, reflecting the reduced interest rate environment that prevailed for a significant portion of 2015. Residential mortgage loan originations and purchases for portfolio totaled $616.9 million for the year ended December 31, 2015, of which $389.9 million were originations and $227.0 million were purchases, compared to $455.9 million for the year ended December 31, 2014, of which $261.7 million were originations and $194.2 million were purchases. During the year ended December 31, 2015, the loan-to-value ratio of our residential mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 61% and the loan amount averaged approximately $608,000.

Our multi-family mortgage loan portfolio increased $111.1 million to $4.02 billion at December 31, 2015, from $3.91 billion at December 31, 2014, and represented 36% of our total loan portfolio at December 31, 2015. Our commercial real estate mortgage loan portfolio decreased $54.3 million to $819.5 million at December 31, 2015, from $873.8 million at December 31, 2014, and represented 7% of our total loan portfolio at December 31, 2015. Multi-family and commercial real estate loan originations totaled $890.7 million during the year ended December 31, 2015, compared to $1.19 billion during the year ended December 31, 2014. Our levels of originations reflect our continued commitment to grow these portfolios while maintaining our disciplined approach. However, our commercial real estate originations did not keep pace with the level of repayments, resulting in a decline in that portfolio. During the year ended December 31, 2015, our multi-family and commercial real estate mortgage loan originations reflected loan balances averaging approximately $2.6 million with a weighted average loan-to-value ratio, at the time of origination, of approximately 45% and a weighted average debt service coverage ratio of approximately 1.49.

Our securities portfolio increased $195.4 million to $2.71 billion at December 31, 2015, from $2.52 billion at December 31, 2014, and represented 18% of total assets at December 31, 2015. This increase reflected purchases totaling $811.6 million which were in excess of repayments of $586.2 million and sales of $19.0 million during the year ended December 31, 2015. At December 31, 2015, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost totaling $2.13 billion, a weighted average coupon of 2.80%, a weighted average collateral coupon of 4.09% and a weighted average life of 4.1 years.

Total liabilities declined $647.2 million to $13.41 billion at December 31, 2015, from $14.06 billion at December 31, 2014, primarily due to a decline in deposits and borrowings, net. Deposits totaled $9.11 billion at December 31, 2015, or 68% of total liabilities, a decline of $398.9 million compared to $9.50 billion at December 31, 2014. The decrease in deposits reflected a decline of $701.3 million in certificates of deposit, partially offset by a net increase of $302.4 million in core deposits. At December 31, 2015, core deposits totaled $7.11 billion and represented 78% of total deposits, up from 72% at December 31, 2014. This reflected our efforts to reposition the liability mix of our balance sheet. The net increase in core deposits at December 31, 2015, compared to December 31, 2014, reflected increases in NOW and demand deposit accounts and money market accounts, partially offset by a decline in savings accounts. NOW and demand deposit accounts increased $215.0 million since December 31, 2014 to $2.41 billion at December 31, 2015. Money market accounts increased $186.7 million since December 31, 2014 to $2.56 billion at December 31, 2015. Savings accounts decreased $99.3 million since December 31, 2014 to $2.14 billion at December 31, 2015. The net increase in core deposits during the year ended December 31, 2015 reflects our efforts to grow our core deposits, including our efforts to expand our business banking customer base, as well as customers' preference for the liquidity these types of deposits provide.

Total borrowings, net, decreased $223.5 million to $3.96 billion at December 31, 2015, from $4.19 billion at December 31, 2014. The decrease in borrowings was due to a decrease of $204.0 million in FHLB-NY advances, coupled with a decrease of $20.0 million in federal funds purchased.

Stockholders' equity increased $83.4 million to $1.66 billion at December 31, 2015, from $1.58 billion at December 31, 2014. The increase in stockholders’ equity was primarily due to net income of $88.1 million, stock based compensation of $11.4 million, a decrease in accumulated other comprehensive loss of $7.3 million and capital raised through our Stock Purchase Plan of $6.2 million, partially offset by dividends on common and preferred stock totaling $24.9 million and common stock repurchases (resulting from the transfer of vested restricted common stock awards by the recipients back to us to facilitate the withholding of individual income taxes related to the vesting of such awards) of $6.9 million.

Results of Operations

General

Net income available to common shareholders for the year ended December 31, 2015 decreased $7.8 million to $79.3 million, compared to $87.1 million for the year ended December 31, 2014. The decline was largely due to an increase in non-interest expense of $4.7 million, an increase in income tax expense of $3.5 million and a decrease in net interest income of $2.0 million, which was partly offset by increase of $2.6 million in the provision for loan losses credited to operations. Diluted earnings per common share, or EPS, decreased to $0.79 per common share for the year ended December 31, 2015, from $0.88 per common share for the year ended December 31, 2014. Return on average assets decreased to 0.57% for the year ended December 31, 2015, compared to 0.61% for the year ended December 31, 2014, due to the reduction in net income, partially offset by a decrease in average assets. Return on average common stockholders’ equity decreased to 5.31% for the year ended December 31, 2015, compared to 6.06% for the year ended December 31, 2014. Return on average tangible common stockholders’ equity, which represents average common stockholders’ equity less average goodwill, decreased to 6.07% for the year ended December 31, 2015, compared to 6.96% for the year ended December 31, 2014. The decreases in the returns on average common stockholders’ equity and average tangible common stockholders’ equity for the year ended December 31, 2015, compared to the year ended December 31, 2014, were due to the decrease in net income available to common shareholders, coupled with an increase in average common stockholders’ equity.

Our results of operations for the year ended December 31, 2015 included a reduction in income tax expense of $11.4 million related to the 2015 NYS income tax legislation enacted in the 2015 second quarter. For the year ended December 31, 2015, this reduction in income tax expense increased diluted EPS by $0.12 per common share, return on average common stockholders’ equity by 76 basis points, return on average tangible common stockholders’ equity by 88 basis points and return on average assets by 7 basis points.

Our results of operations for the year ended December 31, 2014 included reductions in income tax expense of $15.7 million, of which $11.5 million related to the 2014 NYS income tax legislation enacted on March 31, 2014 and $4.2 million related to a fourth quarter 2014 resolution of an income tax matter with NYS. For the year ended December 31, 2014, this reduction in income tax expense increased diluted EPS by $0.16 per common share, return on average common stockholders’ equity by 109 basis points, return on average tangible common stockholders’ equity by 126 basis points and return on average assets by 10 basis points.

See “Income Tax Expense” below for further discussion of the impact of the 2015 NYS legislation and the 2014 NYS legislation.

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

	For the Years ended December 31,
	2015			2014
(In Thousands, Except Per Share Data)	As Reported	Effect of Change in Tax Legislation	Non-GAAP	As Reported	Effect of Change in Tax Legislation	Non-GAAP
Income before income tax expense	$117,874	$—	$117,874	$122,195	$—	$122,195
Income tax expense	29,799	11,404	41,203	26,279	15,709	41,988
Net income	88,075	(11,404)	76,671	95,916	(15,709)	80,207
Preferred stock dividends	8,775	—	8,775	8,775	—	8,775
Net income available to common shareholders	$79,300	$(11,404)	$67,896	$87,141	$(15,709)	$71,432
Basic earnings per common share	$0.79	$(0.11)	$0.68	$0.88	$(0.16)	$0.72
Diluted earnings per common share	$0.79	$(0.12)	$0.67	$0.88	$(0.16)	$0.72
Return on average:
Common stockholders’ equity	5.31%	(0.76)%	4.55%	6.06%	(1.09)%	4.97%
Tangible common stockholders’ equity	6.07	(0.88)	5.19	6.96	(1.26)	5.70
Assets	0.57	(0.07)	0.50	0.61	(0.10)	0.51
Effective tax rate	25.28	9.68	34.96	21.51	12.85	34.36

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

Net interest income totaled $340.3 million for the year ended December 31, 2015, a small decrease compared to $342.3 million for the year ended December 31, 2014. During 2015, the repositioning of our balance sheet continued as our residential mortgage loan portfolio continued to decline while our combined multi-family and commercial real estate loan portfolio increased, but not at the same pace as the reduction in the residential portfolio, resulting in a net decline in interest-earning assets. In addition, the investment securities portfolio increased as mortgage-backed securities and high quality corporate bonds were added to the portfolio. As a result of the continued low rate environment, the average rate earned on our interest-earning assets declined 5 basis points to 3.29% in 2015 from 3.34% in 2014. On the liability side, deposits decreased as higher cost certificates of deposit were allowed to run-off while net core deposits increased, resulting in a decrease in the cost of deposits and borrowed funds to 1.00% in 2015 from 1.09% in 2014. The continued low interest rate environment, coupled with the changing mix of our interest-earning assets and interest-bearing liabilities, has resulted in the average cost of interest-bearing liabilities declining more than the average yield on interest-earning assets for the year ended December 31, 2015, compared to the year ended December 31, 2014, resulting in improvements in both our net interest rate spread and our net interest margin. The net interest rate spread increased 4 basis points to 2.29% for the year ended December 31, 2015, from 2.25% for the year ended December 31, 2014. The net interest margin increased 4 basis points to 2.36% for the year ended December 31, 2015, from 2.32% for the year ended December 31, 2014. The average balance of net interest-earning assets increased $80.7 million to $1.12 billion for the year ended December 31, 2015, compared to $1.04 billion for the year ended December 31, 2014.

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

	For the Year Ended December 31,
	2015			2014			2013
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$6,481,319	$203,950	3.15%	$7,509,317	$241,417	3.21%	$8,810,950		$289,790	3.29%
Multi-family and commercial real estate	4,800,044	191,643	3.99	4,401,493	178,795	4.06	3,680,551		163,352	4.44
Consumer and other loans (1)	251,181	8,870	3.53	241,556	8,532	3.53	253,465		8,797	3.47
Total loans	11,532,544	404,463	3.51	12,152,366	428,744	3.53	12,744,966		461,939	3.62
Mortgage-backed and other securities (2)	2,586,882	62,754	2.43	2,342,486	57,065	2.44	2,211,700		49,563	2.24
Interest-earning cash accounts	148,359	418	0.28	107,977	321	0.30	95,892		263	0.27
FHLB-NY stock	134,434	5,781	4.30	142,782	6,220	4.36	154,478		6,665	4.31
Total interest-earning assets	14,402,219	473,416	3.29	14,745,611	492,350	3.34	15,207,036		518,430	3.41
Goodwill	185,151			185,151			185,151
Other non-interest-earning assets	732,611			682,583			748,080
Total assets	$15,319,981			$15,613,345			$16,140,267
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW and demand deposit (3)	$2,270,980	778	0.03	$2,134,277	706	0.03	$2,094,245		691	0.03
Money market	2,459,170	6,496	0.26	2,187,718	5,527	0.25	1,824,729		5,646	0.31
Savings	2,186,704	1,093	0.05	2,364,679	1,182	0.05	2,659,433		1,329	0.05
Total core deposits	6,916,854	8,367	0.12	6,686,674	7,415	0.11	6,578,407		7,666	0.12
Certificates of deposit	2,282,038	28,976	1.27	2,959,631	43,940	1.48	3,598,297		54,951	1.53
Total deposits	9,198,892	37,343	0.41	9,646,305	51,355	0.53	10,176,704		62,617	0.62
Borrowings	4,081,488	95,784	2.35	4,058,192	98,707	2.43	4,115,259		113,911	2.77
Total interest-bearing liabilities	13,280,380	133,127	1.00	13,704,497	150,062	1.09	14,291,963		176,528	1.24
Non-interest-bearing liabilities	417,480			341,246			428,920
Total liabilities	13,697,860			14,045,743			14,720,883
Stockholders’ equity	1,622,121			1,567,602			1,419,384
Total liabilities and stockholders’ equity	$15,319,981			$15,613,345			$16,140,267

Net interest income/ net interest rate spread (4)		$340,289	2.29%		$342,288	2.25%			$341,902	2.17%

Net interest-earning assets/ net interest margin (5)	$1,121,839		2.36%	$1,041,114		2.32%	$915,073			2.25%

Ratio of interest-earning assets to interest-bearing liabilities	1.08x			1.08x			1.06	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)
NOW and demand deposit accounts include non-interest bearing accounts with an average balance of $928.0 million, $897.5 million and $873.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

	Increase (Decrease) for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014			Increase (Decrease) for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
Residential	$(32,966)	$(4,501)	$(37,467)	$(41,536)	$(6,837)	$(48,373)
Multi-family and commercial real estate	15,969	(3,121)	12,848	30,214	(14,771)	15,443
Consumer and other loans	338	—	338	(416)	151	(265)
Mortgage-backed and other securities	5,925	(236)	5,689	2,989	4,513	7,502
Interest-earning cash accounts	119	(22)	97	31	27	58
FHLB-NY stock	(355)	(84)	(439)	(520)	75	(445)
Total	(10,970)	(7,964)	(18,934)	(9,238)	(16,842)	(26,080)
Interest-bearing liabilities:
NOW and demand deposit	72	—	72	15	—	15
Money market	733	236	969	1,049	(1,168)	(119)
Savings	(89)	—	(89)	(147)	—	(147)
Certificates of deposit	(9,238)	(5,726)	(14,964)	(9,299)	(1,712)	(11,011)
Borrowings	530	(3,453)	(2,923)	(1,544)	(13,660)	(15,204)
Total	(7,992)	(8,943)	(16,935)	(9,926)	(16,540)	(26,466)
Net change in net interest income	$(2,978)	$979	$(1,999)	$688	$(302)	$386

Interest Income

Interest income decreased $19.0 million to $473.4 million for the year ended December 31, 2015, from $492.4 million for the year ended December 31, 2014, due to a decrease of $343.4 million in the average balance of interest-earning assets to $14.40 billion for the year ended December 31, 2015, from $14.75 billion for the year ended December 31, 2014, coupled with the decline in yield on interest-earning assets. The decrease in the average balance of interest-earning assets primarily reflected declines in the average balance of residential mortgage loans, partially offset by increases in the average balances of multi-family and commercial real estate mortgage loans and mortgage-backed and other securities. The decrease in the average yield on interest-earning assets reflects the continued low interest rate environment.

Interest income on residential mortgage loans decreased $37.4 million to $204.0 million for the year ended December 31, 2015, from $241.4 million for the year ended December 31, 2014, due to a decrease of $1.03 billion in the average balance of such loans to $6.48 billion for the year ended December 31, 2015, from $7.51 billion for the year ended December 31, 2014, coupled with a decrease in the average yield to 3.15% for the year ended December 31, 2015, from 3.21% for the year ended December 31, 2014. The decrease in the average balance of residential mortgage loans reflected the continued decline in this portfolio as repayments outpaced our originations over the past year. The decrease in the average yield was primarily due to new originations at lower interest rates than the rates on loans repaid over the past year, partially offset by a decline in amortization of net premium and deferred loan origination cost and the impact of the upward repricing of our ARM loans. Net premium and deferred loan origination cost amortization decreased slightly to $10.7 million for the year ended December 31, 2015, from $10.9 million for the year ended December 31, 2014.

Interest income on multi-family and commercial real estate mortgage loans increased $12.8 million to $191.6 million for the year ended December 31, 2015, from $178.8 million for the year ended December 31, 2014, due to an increase of $398.6 million in the average balance to $4.80 billion for the year ended December 31, 2015, from $4.40 billion for the year ended December 31, 2014, partially offset by a decrease in the average yield to 3.99% for the year ended December 31, 2015, from 4.06% for the year ended December 31, 2014. The increase in the average balance of multi-family and commercial real estate loans was attributable to the levels of originations of such loans which exceeded repayments over the past year. The decrease in the average yield reflected the lower interest rate environment resulting in new originations at interest rates below the weighted average rate of the portfolio and the interest rates on loans repaid, partially offset by larger prepayment penalties collected. Prepayment penalties totaled $12.3 million for the year ended December 31, 2015, compared to $6.5 million for the year ended December 31, 2014.

Interest income on mortgage-backed and other securities increased $5.7 million to $62.8 million for the year ended December 31, 2015, from $57.1 million for the year ended December 31, 2014, due to an increase of $244.4 million in the average balance of the portfolio to $2.59 billion for the year ended December 31, 2015, from $2.34 billion for the year ended December 31, 2014. The increase in the average balance reflected securities purchased over the past year in excess of repayments and sales. The average yield declined slightly to 2.43% for the year ended December 31, 2015, from 2.44% for the year ended December 31, 2014.

Interest Expense

Interest expense decreased $17.0 million to $133.1 million for the year ended December 31, 2015, from $150.1 million for the year ended December 31, 2014, due to a decrease in the average cost of interest-bearing liabilities to 1.00% for the year ended December 31, 2015, from 1.09% for the year ended December 31, 2014, coupled with a decrease of $424.1 million in the average balance of interest-bearing liabilities to $13.28 billion for the year ended December 31, 2015, from $13.70 billion for the year ended December 31, 2014. The decrease in the average cost of interest-bearing liabilities primarily reflected decreases in the average cost of certificates of deposit and borrowings. The decrease in the average balance of interest-bearing liabilities was primarily due to a decrease in the average balance of certificates of deposit.

Interest expense on total deposits decreased $14.1 million to $37.3 million for the year ended December 31, 2015, from $51.4 million for the year ended December 31, 2014, primarily due to a decrease in interest expense on certificates of deposit. The average balance of total deposits decreased $447.4 million to $9.20 billion for the year ended December 31, 2015, from $9.65 billion for the year ended December 31, 2014, reflecting declines in the average balances of certificates of deposit and savings accounts, partially offset by increases in the average balance of money market and NOW and demand deposit accounts. The average cost of total deposits decreased to 0.41% for the year ended December 31, 2015, from 0.53% for the year ended December 31, 2014, primarily due to the decrease in the average cost of certificates of deposit.

Interest expense on certificates of deposit decreased $14.9 million to $29.0 million for the year ended December 31, 2015, from $43.9 million for the year ended December 31, 2014, due to a decrease of $677.6 million in the average balance to $2.28 billion for the year ended December 31, 2015, from $2.96 billion for the year ended December 31, 2014, coupled with a decrease in the average cost to 1.27% for the year ended December 31, 2015, from 1.48% for the year ended December 31, 2014. The decrease in the average balance of certificates of deposit was primarily the result of our efforts to reposition the liability mix of our balance sheet to increase our core deposits and reduce certificates of deposit. The decrease in the average cost of certificates of deposit reflected the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates. During the year ended December 31, 2015, $2.01 billion of certificates of deposit with a weighted average interest rate of 1.14% and a weighted average maturity at inception of 28 months matured and $1.28 billion of certificates of deposit were issued or repriced with a weighted average interest rate of 0.48% and a weighted average maturity at inception of 19 months.

Interest expense on borrowings decreased $2.9 million to $95.8 million for the year ended December 31, 2015, from $98.7 million for the year ended December 31, 2014, primarily due to a decrease in the average cost to 2.35% for the year ended December 31, 2015, from 2.43% for the year ended December 31, 2014. The decrease in the average cost of borrowings was primarily due to the restructuring of $600.0 million of borrowings, primarily in the 2014 fourth quarter, which resulted in a reduction of the weighted average interest rate on such borrowings from 4.19% to 3.73% and an extension of terms from a weighted average remaining term at the time of the restructuring of approximately 2.5 years to approximately 4.5 years.

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

We recorded a provision for loan losses credited to operations of $12.1 million for the year ended December 31, 2015, compared to a provision for loan losses credited to operations of $9.5 million for the year ended December 31, 2014. Net loan charge-offs totaled $1.5 million, or one basis point of average loans outstanding, for the year ended December 31, 2015, compared to $17.9 million, or 15 basis points of average loans outstanding, for the year ended December 31, 2014. Net loan charge-offs for the year ended December 31, 2014 include $8.7 million related to the designation of the pool of non-performing residential mortgage loans as held-for-sale as of June 30, 2014. Given an overall decline in our loan portfolio of $798.0 million since December 31, 2014, coupled with reduced losses reflected through net charge-offs, our allowance for loan losses decreased to $98.0 million at December 31, 2015, representing 0.88% of total loans, compared to $111.6 million at December 31, 2014, or 0.93% of total loans at December 31, 2014. We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the continued improvement in our loan loss experience, as well as the improved asset quality in our loan portfolio as a result of reductions in the balances of certain loan classes we believe bear higher risk, such as residential interest-only mortgage loans, residential mortgage loans originated prior to 2008 and multi-family and commercial real estate mortgage loans originated prior to 2011, the quality of our loan originations and the contraction of the overall loan portfolio.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies - Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality.”

Non-Interest Income

Non-interest income decreased $252,000 to $54.6 million for the year ended December 31, 2015, from $54.8 million for the year ended December 31, 2014. This decrease reflects lower customer service fees and other loan fees, partially offset by higher mortgage banking income and the impact of a loss incurred in 2014 on the sale of certain non-performing loans in the third quarter of 2014.

Customer service fees decreased $2.9 million to $32.8 million for the year ended December 31, 2015, from $35.7 million for the year ended December 31, 2014, primarily due to the discontinuation of a customer value program in the third quarter of 2015 and decreases in checking account charges, including inactivity fees and overdraft charges related to transaction accounts, commissions on sales of annuities and ATM fees.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, increased $896,000 to $4.2 million for the year ended December 31, 2015, from $3.3 million for the year ended December 31, 2014. The increase in mortgage banking income, net, was primarily due to a recovery of the value of mortgage servicing rights and amortization of MSR as long-term interest rates increased year over year.

Other non-interest income increased $1.6 million to $6.3 million for the year ended December 31, 2015, compared to $4.7 million for the year ended December 31 2014. The increase was primarily attributable to a loss of $920,000 related to the sale of non-performing residential mortgage loans in the third quarter of 2014.

Non-Interest Expense

Non-interest expense increased $4.7 million to $289.1 million for the year ended December 31, 2015, from $284.4 million for the year ended December 31, 2014, primarily due to expenses related to the pending Merger with NYCB. These expenses included investment banking fees, legal fees and certain compensation items that were recognized in 2015 instead of their normal vesting date of 2016 and related payroll taxes. Excluding these Merger-related expenses, non-interest expense in 2015 would have been substantially the same as the 2014 level.

Compensation and benefits expense increased $14.7 million to $152.9 million for the year ended December 31, 2015, from $138.2 million for the year ended December 31, 2014, reflecting higher salaries and fringe benefits including pension and other postretirement benefit costs, stock-based compensation costs and incentive compensation in 2015 compared to 2014. The increase also included a $2.4 million charge related to the accelerated vesting in December 2015 of stock awards that would have contractually vested in 2016 and $600,000 for payroll taxes related to those stock awards vested and to the accelerated payment in December 2015 of cash incentive awards that would have otherwise been paid in early 2016. The accelerated vesting of stock awards and the early cash incentive award payments were related to tax planning initiatives related to the Merger. Occupancy, equipment and systems expense increased $4.9 million to $76.8 million for the year ended December 31, 2015, compared to $71.9 million for the year ended December 31, 2014. The increase in 2015 included a full-year of rental expense for the Manhattan and Melville branches which were opened during 2014, and increases in office building expense for repairs at various branches and increases in equipment expenses, data processing charges and depreciation expense. Federal deposit insurance premium expense decreased $9.8 million to $16.4 million for the year ended December 31, 2015, compared to $26.2 million for the year ended December 31, 2014. The decline reflected reductions in both our assessment base and assessment rate during 2015. Advertising expense decreased $2.4 million to $10.1 million for the year ended December 31, 2015 compared to $12.5 million for the year ended December 31, 2014, reflecting a leveling off of our advertising and promotion efforts.

Income Tax Expense

For the year ended December 31, 2015, income tax expense increased to $29.8 million, compared to $26.3 million for the year ended December 31, 2014. Both periods' results were impacted by changes in tax legislation that reduced income tax by $11.4 million for the year ended December 31, 2015 and by $11.5 million for the year ended December 31, 2014. The 2014 year was also impacted by a favorable settlement of a tax matter with NYS that resulted in a $4.2 million reduction in income tax expense.

On April 13, 2015, the 2015 NYS legislation was signed into law in NYS that, among other things, conformed New York City banking income tax laws to the 2014 NYS legislation. The 2015 NYS legislation is effective retroactively to tax years beginning on or after January 1, 2015. In addition, on June 30, 2015, the State of Connecticut enacted tax legislation which, for us, results in an increased apportionment of income subject to Connecticut taxation. The impact of these 2015 legislative changes partially offset our income tax expense resulting from current operations of $41.2 million for the year ended December 31, 2015, representing an effective tax rate of 35.0%. The nature of the changes in the 2014 NYS legislation resulted in the recognition of certain deferred tax assets, with a corresponding reduction of income tax expense for the year ended December 31, 2014. Prior to the effective date of the 2014 NYS legislation, we were subject to taxation in NYS under an alternative taxation method based on assets. The 2014 NYS legislation, among other things, removed that alternative method. Enactment of the new law caused us to recognize temporary differences and net operating loss carry-forward benefits in 2014 which we were unable to recognize previously. In addition, during the 2014 fourth quarter we resolved an income tax matter with NYS. The impact of the 2014 changes in the NYS income tax legislation, including the effects of the 2014 fourth quarter resolution of the matter with NYS, partially offset our income tax expense resulting from current operations of $42.0 million for the year ended December 31, 2014, representing an effective tax rate of 34.4%, For additional information regarding income taxes, see Item 1, "Business - State and Local Taxation" and Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” See "Results of Operations - General" for a reconciliation of income tax expense as reported and income tax expense excluding the impact of the 2015 and 2014 changes in the NYS income tax legislation and the 2014 settlement with NYS which is a non-GAAP financial measure.

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

Results of Operations

General

Net income available to common shareholders for the year ended December 31, 2014 increased $27.7 million to $87.1 million, compared to $59.4 million for the year ended December 31, 2013. The increase was largely due to a provision for loan losses credited to operations of $9.5 million for 2014 compared to a provision for loans losses charged to operations of $19.6 million for 2013, coupled with a reduction in income tax expense for 2014 compared to 2013. The reduction in income tax expense was primarily attributable to the impact of the NYS income tax legislation enacted on March 31, 2014 which resulted in a reduction in income tax expense of $15.7 million. Lower non-interest income for 2014, compared to 2013, partially offset these increases. Diluted EPS, increased to $0.88 per common share for the year ended December 31, 2014, compared to $0.60 per common share for the year ended December 31, 2013. Return on average assets increased to 0.61% for the year ended December 31, 2014, compared to 0.41% for the year ended December 31, 2013, due to the increase in net income, coupled with a decline in average assets. Return on average common stockholders’ equity increased to 6.06% for the year ended December 31, 2014, compared to 4.50% for the year ended December 31, 2013. Return on average tangible common stockholders’ equity, which represents average common stockholders’ equity less average goodwill, increased to 6.96% for the year ended December 31, 2014, compared to 5.23% for the year ended December 31, 2013. The increases in the returns on average common stockholders’ equity and average tangible common stockholders’ equity for the year ended December 31, 2014, compared to the year ended December 31, 2013, were due to the increase in net income available to common shareholders, partially offset by an increase in average common stockholders’ equity.

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

We recorded a provision for loan losses credited to operations of $9.5 million for the year ended December 31, 2014, compared to a provision for loan losses charged to operations of $19.6 million for the year ended December 31, 2013. Net loan charge-offs totaled $17.9 million, or 15 basis points of average loans outstanding, for the year ended December 31, 2014, compared to $26.1 million, or 20 basis points of average loans outstanding, for the year ended December 31, 2013. Net loan charge-offs for the year ended December 31, 2014 include the aforementioned $8.7 million charge-off related to the designation of the pool of loans as held-for-sale as of June 30, 2014. The allowance for loan losses declined to $111.6 million at December 31, 2014, compared to $139.0 million at December 31, 2013. The allowance for loan losses as a percentage of total loans was 0.93% at December 31, 2014, compared to 1.12% at December 31, 2013. The reduction in the allowance for loan losses at December 31, 2014 compared to December 31, 2013, and the provision credited to operations for the year ended December 31, 2014, reflected the results of our quarterly reviews of the adequacy of the allowance for loan losses and included the release of $5.7 million of reserves as of June 30, 2014 which were previously attributable to a pool of non-performing residential mortgage loans designated as held-for-sale discussed below, substantially all of which were sold during the 2014 third quarter. We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the significant reduction in non-performing loans and continued improvement in our loan loss experience, as well as the improved asset quality in our loan portfolio as a result of reductions in the balances of certain loan classes we believe bear higher risk, such as residential interest-only loans and loans originated prior to 2008 and multi-family and commercial real estate mortgage loans originated prior to 2011, the high quality of our loan originations and the contraction of the overall loan portfolio.

At June 30, 2014, we designated a pool of non-performing residential mortgage loans, substantially all of which were 90 days or more past due, as held-for-sale. In connection with the designation of the pool of loans as held-for-sale, we recorded a loan charge-off of $8.7 million against the allowance for loan losses during the 2014 second quarter to write down the pool of loans from its immediately previous aggregate recorded investment of $195.0 million to its estimated fair value at that time of $186.3 million. As a result of our quarterly review of the adequacy of the allowance for loan losses as of June 30, 2014, $5.7 million of reserves previously attributable to this pool of loans was deemed no longer required and was credited to the provision for loan losses as a reserve release in the 2014 second quarter. During the 2014 third quarter, we completed a bulk sale transaction of substantially all of the non-performing residential mortgage loans held-for-sale. The majority of the remaining loans from the pool designated as held-for-sale as of June 30, 2014 were either foreclosed upon and transferred to REO or were satisfied via short sales or payoffs during the 2014 third quarter with the balance of the loans held-for-sale sold in a second sale transaction, with the same counterparty as the bulk sale transaction, in September 2014. For additional information on the designation of the non-performing residential mortgage loans as held-for-sale as of June 30, 2014 and the 2014 third quarter dispositions of such loans, see "Asset Quality" and Note 4 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

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

Non-Interest Income

Non-interest income decreased $14.8 million to $54.8 million for the year ended December 31, 2014, from $69.6 million for the year ended December 31, 2013. This decrease reflects lower mortgage banking income, net, other non-interest income, gain on sales of securities and customer service fees.

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

Other non-interest income declined $2.2 million to $4.7 million for the year ended December 31, 2014, compared to $6.9 million for the year ended December 31 2013. The decline was primarily attributable to a loss recognized in the 2014 third quarter on the sale of non-performing residential mortgage loans held-for-sale with a carrying value of $4.0 million that were not sold in the bulk sale transaction that closed on July 31, 2014 and were not otherwise resolved through either foreclosure and transfer to REO or satisfaction via short sales or payoffs. For additional information on the 2014 third quarter dispositions of the non-performing residential mortgage loans held-for-sale, see "Asset Quality" and Note 5 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data." Also contributing to the decline in non-interest income were decreases in rental income, income from real estate joint ventures and a gain recognized in 2013 related to insurance proceeds from an individual life insurance policy on a former executive.

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

Income Tax Expense

For the year ended December 31, 2014, income tax expense declined to $26.3 million, compared to $37.7 million for the year ended December 31, 2013. This decline was primarily attributable to NYS income tax legislation enacted on March 31, 2014 in connection with the approval of the NYS 2014-2015 budget. Portions of the new legislation result in significant changes in the calculation of income taxes imposed on banks and thrifts operating in NYS, including changes to (1) future period NYS tax rates, (2) rules related to sourcing of revenue for NYS tax purposes and (3) the NYS taxation of entities within one corporate structure, among other provisions. In recent years, we have been subject to taxation in NYS under an alternative taxation method based on assets. The new legislation, among other things, removes that alternative method. Further, the new law (1) requires that we will be taxed in a manner that we believe may result in an increase in our tax expense beginning in 2015 and (2) caused us to recognize temporary differences and net operating loss carryforward benefits in 2014 which we were unable to recognize previously. In addition, during the 2014 fourth quarter we resolved an income tax matter with NYS. The impact of the 2014 changes in the NYS income tax legislation, including the effects of the 2014 fourth quarter resolution of the matter with NYS, was an increase in our net deferred tax asset in the statement of financial condition with a corresponding reduction in income tax expense of $15.7 million in 2014. Excluding the impact of the 2014 changes in the NYS income tax legislation, our income tax expense resulting from current operations for the year ended December 31, 2014 totaled $42.0 million, representing an effective tax rate of 34.4%, compared to an effective tax rate of 36.2% for the year ended December 31,

2013. The decline in the effective tax rate for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily reflects the absence of ESOP expense in 2014, a portion of which is not deductible for tax purposes. We anticipate that our effective tax rate will increase in 2015 and 2016 as the provisions of the 2014 NYS income tax legislation become applicable to us. For additional information regarding income taxes, see Item 1, "Business - State and Local Taxation" and Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” See "Results of Operations - General" for a reconciliation of income tax expense as reported and income tax expense excluding the impact of the 2014 changes in the NYS income tax legislation which is a non-GAAP financial measure.

Asset Quality

As a result of our continuing efforts to reposition the asset mix of our balance sheet, we have experienced increases in our multi-family and commercial real estate mortgage loan portfolios and a decline in our residential mortgage loan portfolio over the past few years. Our multi-family mortgage loan portfolio increased to represent 36% of our total loan portfolio at December 31, 2015, compared to 33% at December 31, 2014. In contrast, our residential mortgage loan portfolio decreased to represent 54% of our total loan portfolio at December 31, 2015, compared to 58% at December 31, 2014. At December 31, 2015 and 2014, our commercial real estate mortgage loan portfolio represented 7% of our total loan portfolio and the remaining 2% of our total loan portfolio was comprised of consumer and other loans.

We continue to adhere to prudent underwriting standards. We underwrite our residential mortgage loans primarily based upon our evaluation of the borrower’s ability to pay. We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods. Additionally, we do not originate one-year ARM loans. The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period. Interest-only loans in our portfolio require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term. In 2006, we began underwriting our residential interest-only hybrid ARM loans based on a fully amortizing loan (in effect, underwriting interest-only hybrid ARM loans as if they were amortizing hybrid ARM loans). Prior to 2007, we would underwrite our residential interest-only hybrid ARM loans using the initial note rate, which may have been a discounted rate. In 2007, we began underwriting our residential interest-only hybrid ARM loans at the higher of the fully indexed rate or the initial note rate. In 2009, we began underwriting our residential interest-only and amortizing hybrid ARM loans at the higher of the fully indexed rate, the initial note rate or 6.00%. During the 2010 second quarter, we reduced the underwriting interest rate floor from 6.00% to 5.00% to reflect the interest rate environment. During the 2010 third quarter, we stopped offering interest-only loans. At December 31, 2015, $1.36 billion of residential mortgage loans originated in prior years as interest-only loans were included in our portfolio of amortizing residential mortgage loans as a result of a refinance with us or through the conversion to amortizing loans at the end of their initial interest-only period, of which $517.7 million were refinanced or converted to amortizing loans during 2015. Non-performing amortizing residential mortgage loans at December 31, 2015 included $56.2 million of loans originated as interest-only loans that are amortizing as a result of a refinance with us or through the conversion to amortizing at the end of their initial interest-only period. Reduced documentation loans in our loan portfolio are comprised primarily of SIFA loans. To a lesser extent, reduced documentation loans in our portfolio also include SISA loans. During the 2007 fourth quarter, we stopped offering reduced documentation loans.

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

Full documentation loans comprised 92% of our total mortgage loan portfolio at December 31, 2015, compared to 91% at December 31, 2014, and comprised 85% of our residential mortgage loan portfolio at December 31, 2015 and 2014. The following table provides further details on the composition of our residential mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At December 31,
	2015		2014
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Residential mortgage loans:
Full documentation interest-only (1)	$432,288	7.19%	$854,182	12.43%
Full documentation amortizing	4,697,966	78.10	5,003,693	72.79
Reduced documentation interest-only (1)(2)	303,231	5.04	611,008	8.89
Reduced documentation amortizing (2)	581,930	9.67	404,653	5.89
Total residential mortgage loans	$6,015,415	100.00%	$6,873,536	100.00%

(1)
Includes interest-only hybrid ARM loans originated prior to 2007 which were underwritten at the initial note rate, which may have been a discounted rate, totaling $388.0 million at December 31, 2015 and $1.06 billion at December 31, 2014.

(2)	Includes SISA loans totaling $135.7 million at December 31, 2015 and $148.9 million at December 31, 2014.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

	At December 31,
(Dollars in Thousands)	2015	2014	2013	2012	2011
Non-performing loans (1) (2):
Mortgage loans:
Residential	$120,336	$100,155	$305,626	$291,051	$317,867
Multi-family	6,833	13,646	12,539	10,658	8,022
Commercial real estate	3,939	7,971	7,857	6,869	900
Consumer and other loans	7,108	6,040	5,980	6,508	6,068
Total non-performing loans	138,216	127,812	332,002	315,086	332,857
REO, net (3)	19,798	35,723	42,636	28,523	48,059
Total non-performing assets	$158,014	$163,535	$374,638	$343,609	$380,916
Non-performing loans to total loans	1.24%	1.07%	2.67%	2.38%	2.51%
Non-performing loans to total assets	0.92	0.82	2.10	1.91	1.96
Non-performing assets to total assets	1.05	1.05	2.37	2.08	2.24

(1)
Non-performing loans, substantially all of which are non-accrual loans, included loans modified in a TDR totaling $61.0 million at December 31, 2015, $68.4 million at December 31, 2014, $109.8 million at December 31, 2013, $32.8 million at December 31, 2012 and $18.8 million at December 31, 2011. Non-performing loans exclude loans held-for-sale and loans which have been modified in a TDR that have been returned to accrual status.

(2)
Includes mortgage loans past due 90 days or more, primarily as to their maturity date but not their interest due, and still accruing interest totaling $332,000 at December 31, 2015, $4.1 million at December 31, 2014, $384,000 at December 31, 2013, $328,000 at December 31, 2012 and $162,000 at December 31, 2011.

(3)
REO, substantially all of which are residential properties, is net of a valuation allowance totaling $1.3 million at December 31, 2015, $839,000 at December 31, 2014, $834,000 at December 31, 2013, $1.6 million at December 31, 2012 and $2.5 million at December 31, 2011.

Total non-performing assets decreased $5.5 million to $158.0 million at December 31, 2015 compared to $163.5 million at December 31, 2014, primarily due to a decrease in REO, net, partially offset by an increase in non-performing loans. The ratio of non-performing assets to total assets was 1.05% at December 31, 2015, unchanged from December 31, 2014. REO, net, decreased $15.9 million to $19.8 million at December 31, 2015, compared to $35.7 million at

December 31, 2014, reflecting an excess of the volume of REO sold over the volume of loans that shifted from non-performing delinquent loans to REO through the completion of the foreclosure process during the year ended December 31, 2015.

Non-performing loans, which consist primarily of mortgage loans and exclude loans held-for-sale, increased $10.4 million to $138.2 million at December 31, 2015, compared to $127.8 million at December 31, 2014. The ratio of non-performing loans to total loans was 1.24% at December 31, 2015, compared to 1.07% at December 31, 2014. The increase in non-performing loans at December 31, 2015 compared to December 31, 2014 was primarily attributable to an increase in non-performing residential mortgage loans, partially offset by a decrease in non-performing multi-family mortgage loans, due in large part to the sale of a group of related loans to an unrelated third party at a price that approximated the recorded investment in the loans, and a decrease in non-performing commercial real estate mortgage loans. The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages related to our non-performing loans are generally higher than the allowance coverage percentages related to our performing loans. In evaluating our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral.

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

In connection with the designation of the pool of loans as held-for-sale, we recorded a loan charge-off of $8.7 million against the allowance for loan losses during the 2014 second quarter to write down the pool of loans from its immediately previous aggregate recorded investment of $195.0 million to its estimated fair value at that time of $186.3 million. As a result of our quarterly review of the adequacy of the allowance for loan losses as of June 30, 2014, $5.7 million of reserves previously attributable to this pool of loans was deemed no longer required and was credited to the provision for loan losses as a reserve release in the 2014 second quarter. On July 31, 2014, we completed a bulk sale transaction of substantially all of the non-performing residential mortgage loans held-for-sale at terms approximating their carrying value at June 30, 2014. Total loans sold in that transaction had a carrying value of $173.7 million, reflecting the previous write down to the estimated fair value through June 30, 2014. The majority of the remaining loans from the pool designated as held-for-sale as of June 30, 2014 were either foreclosed upon and transferred to REO or were satisfied via short sales or payoffs during the 2014 third quarter with no material impact on our financial condition or results of operations. On September 12, 2014, we completed a second sale transaction, with the same counterparty as the bulk sale transaction, in which we sold all of the remaining non-performing residential mortgage loans held-for-sale with a carrying value of $4.0 million, reflecting the previous write down to the estimated fair value through June 30, 2014, and recorded a loss on the sale of such loans in the 2014 third quarter of $920,000, which is included in other non-interest income in the consolidated statement of income for the year ended December 31, 2014. In 2015, no loans were sold in a bulk sale transaction.

Loans modified in a TDR are individually classified as impaired and are initially placed on non-accrual status regardless of their delinquency status and reported as non-performing loans. Loans modified in a TDR which are included in non-performing loans totaled $61.0 million at December 31, 2015 and $68.4 million at December 31, 2014, of which $47.6 million at December 31, 2015 and $60.4 million at December 31, 2014 were current or less than 90 days past due. Loans modified in a TDR remain as non-performing loans in non-accrual status until we determine that future collection of principal and interest is reasonably assured. Where we have agreed to modify the contractual terms of a borrower’s loan, we require the borrower to demonstrate performance according to the restructured terms, generally for a period of at least six months, prior to returning the loan to accrual status. Loans modified in a TDR which have been returned to accrual status are excluded from non-performing loans, but remain classified as impaired. As a result of the migration of restructured loans from non-accrual to accrual status as borrowers complied with the terms of their restructure agreement for a satisfactory period of time, restructured accruing loans increased to $101.8 million at

December 31, 2015, compared to $106.0 million at December 31, 2014, $100.5 million at December 31, 2013, $98.7 million at December 31, 2012 and $73.7 million at December 31, 2011.

If all non-accrual loans at December 31, 2015, 2014 and 2013 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $5.4 million for the year ended December 31, 2015, $5.6 million for the year ended December 31, 2014 and $15.6 million for the year ended December 31, 2013. The decline in interest income that would have been recorded with respect to such loans for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily reflects the reduction in the level of non-accrual loans at December 31, 2014 due in large part to the previously discussed sale of non-performing residential mortgage loans in 2014. Actual payments recorded as interest income, with respect to such loans, totaled $3.4 million for the year ended December 31, 2015, $3.6 million for the year ended December 31, 2014 and $6.2 million for the year ended December 31, 2013.

In addition to non-performing loans, we had $131.5 million of potential problem loans at December 31, 2015, including $80.1 million of residential mortgage loans and $50.9 million of multi-family and commercial real estate mortgage loans, compared to $132.8 million of potential problem loans at December 31, 2014, including $85.3 million of residential mortgage loans and $46.5 million of multi-family and commercial real estate mortgage loans. Such loans include loans 60-89 days past due and accruing interest and certain other internally adversely classified loans.

Non-performing residential mortgage loans continue to include a greater concentration of reduced documentation loans as compared to the entire residential mortgage loan portfolio. Reduced documentation loans represented only 15% of the residential mortgage loan portfolio, yet represented 48% of non-performing residential mortgage loans at December 31, 2015. The following table provides further details on the composition of our non-performing residential mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At December 31,
	2015		2014
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-performing residential mortgage loans:
Full documentation interest-only	$18,375	15.27%	$28,027	27.98%
Full documentation amortizing	44,529	37.01	21,813	21.78
Reduced documentation interest-only	27,572	22.91	42,584	42.52
Reduced documentation amortizing	29,860	24.81	7,731	7.72
Total non-performing residential mortgage loans (1)	$120,336	100.00%	$100,155	100.00%

(1)
Includes $46.5 million of loans less than 90 days past due at December 31, 2015, of which $37.7 million were current, and includes $55.2 million of loans less than 90 days past due at December 31, 2014, of which $49.1 million were current.

The following table provides details on the geographic composition of both our total and non-performing residential mortgage loans as of December 31, 2015.

	Residential Mortgage Loans At December 31, 2015
(Dollars in Millions)	Total Loans	Percent of Total Loans	Total Non-Performing Loans (1)	Percent of Total Non-Performing Loans	Non-Performing Loans as Percent of State Totals
State:
New York	$1,819.2	30.2%	$12.9	10.7%	0.71%
Connecticut	589.9	9.8	11.8	9.8	2.00
Massachusetts	505.0	8.4	4.7	3.9	0.93
Illinois	495.3	8.2	14.9	12.4	3.01
Virginia	463.5	7.7	12.6	10.5	2.72
New Jersey	426.6	7.1	20.6	17.1	4.83
Maryland	393.6	6.5	17.9	14.9	4.55
California	322.3	5.4	11.1	9.2	3.44
Washington	203.3	3.4	—	—	—
Texas	150.5	2.5	—	—	—
All other states (2) (3)	646.2	10.8	13.8	11.5	2.14
Total	$6,015.4	100.0%	$120.3	100.0%	2.00%

(1)	Includes $46.5 million of loans which were current or less than 90 days past due.

(2)	Includes 25 states and Washington, D.C.

(3)	Includes Florida with total loans of $106.4 million, of which $5.1 million were non-performing loans.

At December 31, 2015, substantially all of our multi-family and commercial real estate mortgage loans and non-performing multi-family and commercial real estate mortgage loans were secured by properties located in the New York metropolitan area.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
At December 31, 2015:
Mortgage loans:
Residential	270	$84,841	68	$20,965	244	$73,833
Multi-family	20	2,387	11	2,692	14	2,441
Commercial real estate	2	487	2	1,689	1	572
Consumer and other loans	76	2,358	22	502	50	7,108
Total delinquent loans	368	$90,073	103	$25,848	309	$83,954
Delinquent loans to total loans		0.81%		0.23%		0.75%

At December 31, 2014:
Mortgage loans:
Residential	255	$73,326	70	$21,290	148	$44,989
Multi-family	26	4,294	11	2,568	26	8,917
Commercial real estate	7	2,476	1	493	2	2,888
Consumer and other loans	58	2,430	17	962	52	6,040
Total delinquent loans	346	$82,526	99	$25,313	228	$62,834
Delinquent loans to total loans		0.69%		0.21%		0.53%

At December 31, 2013:
Mortgage loans:
Residential	316	$96,302	62	$22,393	784	$234,378
Multi-family	52	13,844	6	1,327	24	9,054
Commercial real estate	6	2,659	3	1,690	3	1,154
Consumer and other loans	76	3,177	24	1,340	48	5,948
Total delinquent loans	450	$115,982	95	$26,750	859	$250,534
Delinquent loans to total loans		0.93%		0.21%		2.01%

Delinquent loans totaled $199.9 million at December 31, 2015, an increase of $29.2 million compared to $170.7 million at December 31, 2014. The increase in total delinquent loans at December 31, 2015 compared to December 31, 2014 includes an increase of $40.0 million in delinquent residential mortgage loans primarily due to an increase in loans which were 90 days or more past due, coupled with an increase in loans which were 30-59 days past due. The increase in delinquent residential mortgage loans at December 31, 2015 compared to December 31, 2014 was primarily attributable to interest-only loans that converted to amortizing loans, partially offset by a decrease of $11.4 million in delinquent multi-family and commercial real estate mortgage loans due primarily to a decline in loans which were 90 days or more past due, coupled with a decline in loans which were 30-59 days past due.

Allowance for Loan Losses

The following table sets forth the changes in our allowance for loan losses for the years indicated.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2015	2014	2013	2012	2011
Balance at beginning of year	$111,600	$139,000	$145,501	$157,185	$201,499
Provision (credited) charged to operations	(12,072)	(9,469)	19,601	40,400	37,000
Charge-offs:
Residential	(6,149)	(19,868)	(26,644)	(49,794)	(64,834)
Multi-family	(907)	(4,365)	(4,732)	(6,275)	(22,160)
Commercial real estate	(302)	(3,283)	(3,748)	(2,607)	(4,138)
Consumer and other loans	(912)	(2,073)	(1,916)	(2,541)	(1,665)
Total charge-offs	(8,270)	(29,589)	(37,040)	(61,217)	(92,797)
Recoveries:
Residential	3,297	9,278	8,346	8,407	10,844
Multi-family	1,981	1,575	1,237	206	502
Commercial real estate	1,087	440	535	1	—
Consumer and other loans	377	365	820	519	137
Total recoveries	6,742	11,658	10,938	9,133	11,483
Net charge-offs (1) (2) (3)	(1,528)	(17,931)	(26,102)	(52,084)	(81,314)
Balance at end of year	$98,000	$111,600	$139,000	$145,501	$157,185

Net charge-offs to average loans outstanding	0.01%	0.15%	0.20%	0.39%	0.60%
Allowance for loan losses to total loans	0.88	0.93	1.12	1.10	1.18
Allowance for loan losses to non-performing loans	70.90	87.32	41.87	46.18	47.22

(1)
Includes net charge-offs related to reduced documentation residential mortgage loans totaling $609,000 and net recoveries related to certain delinquent and non-performing loans transferred to held-for-sale totaling $677,000 for the year ended December 31, 2015

(2)
Includes a charge-off of $8.7 million related to the pool of non-performing residential mortgage loans designated as held-for-sale at June 30, 2014, net recoveries of $63,000 related to reduced documentation residential mortgage loans and net charge-offs of $243,000 related to certain delinquent and non-performing loans transferred to held-for-sale for the year ended December 31, 2014.

(3)
Includes net charge-offs related to reduced documentation residential mortgage loans totaling $6.2 million, $18.6 million and $28.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, and net charge-offs related to certain delinquent and non-performing loans transferred to held-for-sale totaling $4.6 million, $1.7 million and $21.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio. We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time. Our 2015 fourth quarter analysis of loss severity on residential mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO or a short sale) to the loan’s original principal balance, indicated an average loss severity of approximately 27%, compared to approximately 26% in both our 2015 third quarter and our 2014 fourth quarter analysis.

The following table sets forth the changes in our valuation allowance for REO for the years indicated.

	At or For the Year Ended December 31,
(In Thousands)	2015	2014	2013	2012	2011
Balance at beginning of year	$839	$834	$1,555	$2,499	$1,513
Provision charged to operations	1,584	1,356	1,298	2,914	4,039
Charge-offs	(1,605)	(1,759)	(2,421)	(4,428)	(3,248)
Recoveries	446	408	402	570	195
Balance at end of year	$1,264	$839	$834	$1,555	$2,499

The following table sets forth our allocation of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated.

	At December 31,
	2015		2014		2013		2012		2011
(Dollars in Thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Residential	$44,951	54.14%	$46,283	57.71%	$80,337	64.89%	$89,267	73.82%	$105,991	80.02%
Multi-family	35,544	36.21	39,250	32.86	36,703	26.61	35,514	18.29	35,422	12.84
Commercial real estate	11,217	7.38	17,242	7.34	13,136	6.56	14,404	5.88	11,972	5.00
Consumer and other loans	6,288	2.27	8,825	2.09	8,824	1.94	6,316	2.01	3,800	2.14
Total allowance for loan losses	$98,000	100.00%	$111,600	100.00%	$139,000	100.00%	$145,501	100.00%	$157,185	100.00%

The allowance for loan losses is allocated by loan category, but the portion of the allowance for loan losses allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance for loan losses is available for losses applicable to the entire loan portfolio. The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2015, 2014, 2013, 2012 and 2011.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses. We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, the levels and composition of delinquent and non-performing loans, our loss history and our evaluation of the housing and real estate markets and the current economic environment. The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2015 and December 31, 2014.

Impact of Recent Accounting Standards and Interpretations

In June 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-12, “Compensation — Stock Compensation (Topic 718) — Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which applies to all entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period.  The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant date fair value of the award.  The amendments in ASU 2014-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and may be applied either prospectively to all awards granted or modified after the effective date, or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.  Early adoption is permitted. The terms of our share-based payment awards currently do not provide that a performance target that affects vesting could be achieved after the requisite service period. Therefore, this guidance is not expected to have an impact on our financial condition or results of operations.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. Therefore this guidance will not have an impact on our financial condition or results of operations. The amendments in ASU 2015-03 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and must be adopted on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. At December 31, 2015 and 2014, our debt issuance costs are presented as a direct reduction from the carrying amount of that debt liability in the consolidated statements of financial condition.

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

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods.  The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2015 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment activity.  The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities.  Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the underlying collateral is located, seasonal factors, demographic variables and the assumability of the underlying mortgages.

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

The Gap Table includes $1.00 billion of borrowings callable within one year and on a quarterly basis thereafter, classified according to their maturity dates in the more than three years to five years category, and $950.0 million of borrowings callable in more than one year to three years, classified according to their maturity dates primarily in the more than three years to five years category. In addition, the Gap Table includes callable securities with an amortized cost of $252.7 million, substantially all of which are callable within one year and at various times thereafter, classified according to their maturity dates in the more than five years category. The classification of callable borrowings and securities according to their maturity dates is based on our experience with, and expectations of, the behavior of these types of instruments in the current interest rate environment.

As indicated in the Gap Table, our one-year cumulative gap at December 31, 2015 was positive 2.19% compared to negative 1.87% at December 31, 2014. The change in our one-year cumulative gap primarily reflects a decline in the balance of maturing certificates of deposit and increases in securities and loans repricing within one year, partially offset by an increase in borrowings maturing within one year at December 31, 2015, compared to December 31, 2014.

	At December 31, 2015
(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$3,887,320	$2,872,229	$2,088,317	$1,976,597	$10,824,463
Consumer and other loans (1)	220,877	12,742	7,308	5,270	246,197
Interest-earning cash accounts	168,757	—	—	—	168,757
Securities available-for-sale (2)	66,250	74,426	44,119	233,849	418,644
Securities held-to-maturity	360,999	470,542	287,922	1,177,336	2,296,799
FHLB-NY stock	—	—	—	131,137	131,137
Total interest-earning assets	4,704,203	3,429,939	2,427,666	3,524,189	14,085,997
Interest-bearing liabilities:
Savings	311,039	399,480	293,989	1,133,310	2,137,818
Money market	1,280,102	767,997	512,105	—	2,560,204
NOW and demand deposit	90,754	224,536	201,881	1,896,652	2,413,823
Certificates of deposit	927,542	577,703	488,937	—	1,994,182
Borrowings, net (3)	1,765,000	849,222	1,350,000	—	3,964,222
Total interest-bearing liabilities	4,374,437	2,818,938	2,846,912	3,029,962	13,070,249
Interest rate sensitivity gap	329,766	611,001	(419,246)	494,227	$1,015,748
Cumulative interest rate sensitivity gap	$329,766	$940,767	$521,521	$1,015,748

Cumulative interest rate sensitivity gap as a percentage of total assets	2.19%	6.24%	3.46%	6.74%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	107.54%	113.08%	105.19%	107.77%

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

We perform analyses of interest rate increases and decreases of up to 400 basis points (when reasonably practical) over various time horizons although changes in interest rates of 200 basis points over a one year horizon is a more common and reasonable scenario for analytical purposes. Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning January 1, 2016 would decrease by approximately 2.09% from the base projection. At December 31, 2014, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2015 would have decreased by approximately 7.18% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, subject to floors that have been established based upon historical observation, our projected net interest income for the twelve month period beginning January 1, 2016 would decrease by approximately 2.12% from the base projection. At December 31, 2014, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2015 would have decreased by approximately 2.66% from the base projection. The December 31, 2014 analysis did not include the floor assumptions used in the December 31, 2015 analysis.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot necessarily be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. Accordingly, although our net interest income sensitivity analyses may provide an indication of our IRR exposure, such analyses may not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results may differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis. These include income from BOLI and changes in the fair value of MSR. With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning January 1, 2016 would increase by approximately $2.9 million. Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning January 1, 2016 would decrease by approximately $2.2 million with respect to these items alone.

For information regarding our credit risk, see “Asset Quality,” in Item 7, “MD&A.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For our Consolidated Financial Statements, see the index on page A - 1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Monte N. Redman, our President and Chief Executive Officer, and Frank E. Fusco, our Senior Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2015.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding directors and executive officers who are not directors of Astoria Financial Corporation is presented in the tables under the headings “Board Nominees, Directors and Executive Officers,” “Committees and Meetings of the Board” and “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be utilized in connection with our 2016 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K, which will be filed with the SEC within 120 days from December 31, 2015, and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of our Board of Directors, including information regarding an audit committee financial expert serving on the audit committee, is presented under the heading “Committees and Meetings of the Board” in our definitive Proxy Statement to be utilized in connection with our 2016 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K, which will be filed with the SEC within 120 days from December 31, 2015, and is incorporated herein by reference.

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

During the year ended December 31, 2015, there were no material changes to procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive (and director) compensation is included under the headings “Transactions with Certain Related Persons,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Stock Vested Table,” “Pension Benefits Table,” “Other Potential Post-Employment Payments” and “Director Compensation,” including related narratives, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” in our

definitive Proxy Statement to be utilized in connection with our 2016 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K, which will be filed with the SEC within 120 days from December 31, 2015, and is incorporated herein by reference.

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
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management is included under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” and related narrative, in our definitive Proxy Statement to be utilized in connection with our 2016 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K, which will be filed with the SEC within 120 days from December 31, 2015, and is incorporated herein by reference.

The following table provides information as of December 31, 2015 with respect to compensation plans, including individual compensation agreements, under which equity securities of Astoria Financial Corporation are authorized for issuance.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	763,500	$29.76	3,360,624
Equity compensation plans not approved by security holders	—	—	—
Total (2)	763,500	$29.76	3,360,624

(1)
Excluded is any employee benefit plan that is intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code, such as the 401(k) Plan. Also excluded are 100,040 shares of our common stock which represent unvested restricted stock awards made pursuant to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan, 198,777 shares of our common stock which represent unvested restricted stock awards made pursuant to the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2014 Employee Stock Plan, and 76,000 shares of our common stock which represent unvested restricted stock awards made pursuant to the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, or the 2007 Director Stock Plan, since such shares, while unvested, were issued and outstanding as of December 31, 2015. The only equity security issuable under the equity compensation plans referenced in the table is our common stock. The only equity compensation plans are stock option plans or arrangements which provide for the issuance of our common stock upon the exercise of options, the 2005 Employee Stock Plan and the 2014 Employee Stock Plan which provide for the grant of equity settled stock appreciation rights and awards of restricted stock or equity settled restricted stock units and the 2007 Director Stock Plan which provides for awards of restricted stock. The securities to be issued upon exercise of outstanding options, warrants and rights would be issued on the exercise of options granted under the 1999 Directors Option Plan. Of the number of securities remaining available for future issuance in the above table, 3,310,991 were authorized pursuant to the 2014 Employee Stock Plan and 49,633 were authorized pursuant to the 2007 Director Stock Plan. Both plans provide for automatic adjustments to outstanding options or grants upon certain changes in capitalization. In the event of any stock split, stock dividend or other event generally affecting the number of shares of our common stock held by each person who is then a record holder of our common stock, the number of shares covered by each outstanding option, grant or award and the number of shares available for grant under the plans shall be adjusted to account for such event.

(2)
Included in the number of securities to be issued upon exercise of outstanding options, warrants and rights in column (a) are options to acquire 12,000 shares of our common stock with a weighted average exercise price of $29.76 shown in column (b) and 751,500 shares of our common stock covered by unvested performance-based restricted stock units which are not included in the weighted average exercise price shown in column (b).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is included under the headings “Transactions with Certain Related Persons,” “Compensation Committee Interlocks and Insider Participation” and “Director Independence” in our definitive Proxy Statement to be utilized in connection with our 2016 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K, which will be filed with the SEC within 120 days from December 31, 2015, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services and the pre-approval of such services and fees is included under the headings “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees,” and in the related narrative, in our definitive Proxy Statement to be utilized in connection with our 2016 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K, which will be filed with the SEC within 120 days from December 31, 2015, and is incorporated herein by reference.

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

Astoria Financial Corporation

/s/	Monte N. Redman	Date:	February 29, 2016
Monte N. Redman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	NAME	DATE

/s/	Ralph F. Palleschi	February 29, 2016
Ralph F. Palleschi
Chairman

/s/	Monte N. Redman	February 29, 2016
Monte N. Redman
President, Chief Executive Officer and Director

/s/	Frank E. Fusco	February 29, 2016
Frank E. Fusco
Senior Executive Vice President and
Chief Financial Officer

/s/	John F. Kennedy	February 29, 2016
John F. Kennedy
Senior Vice President and
Chief Accounting Officer

/s/	Gerard C. Keegan	February 29, 2016
Gerard C. Keegan
Vice Chairman, Senior Executive Vice President and
Chief Operating Officer

/s/	John R. Chrin	February 29, 2016
John R. Chrin
Director

/s/	John J. Corrado	February 29, 2016
John J. Corrado
Director

/s/	Robert Giambrone	February 29, 2016
Robert Giambrone
Director

/s/	Brian M. Leeney	February 29, 2016
Brian M. Leeney
Director

/s/	Patricia M. Nazemetz	February 29, 2016
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

Astoria Financial Corporation management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).  Based on our assessment we believe that, as of December 31, 2015, the company’s internal control over financial reporting is effective based on those criteria.

Astoria Financial Corporation’s independent registered public accounting firm has issued an audit report on the effectiveness of the company’s internal control over financial reporting as of December 31, 2015.  This report appears on page A - 3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Astoria Financial Corporation:

We have audited the internal control over financial reporting of Astoria Financial Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

New York, New York
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Astoria Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astoria Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York
February 29, 2016

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
(In Thousands, Except Share Data)	2015	2014

ASSETS:
Cash and due from banks	$200,538	$143,185
Available-for-sale securities:
Encumbered	81,481	110,784
Unencumbered	335,317	273,575
Total available-for-sale securities	416,798	384,359
Held-to-maturity securities, fair value of $2,286,092, and $2,131,371, respectively:
Encumbered	1,123,480	1,147,991
Unencumbered	1,173,319	985,813
Total held-to-maturity securities	2,296,799	2,133,804
Federal Home Loan Bank of New York stock, at cost	131,137	140,754
Loans held-for-sale, net	8,960	7,640
Loans receivable	11,153,081	11,957,448
Allowance for loan losses	(98,000)	(111,600)
Loans receivable, net	11,055,081	11,845,848
Mortgage servicing rights, net	11,014	11,401
Accrued interest receivable	34,996	36,628
Premises and equipment, net	109,758	111,622
Goodwill	185,151	185,151
Bank owned life insurance	439,646	430,768
Real estate owned, net	19,798	35,723
Other assets	166,535	173,138
Total assets	$15,076,211	$15,640,021

LIABILITIES:
Deposits	$9,106,027	$9,504,909
Borrowings, net	3,964,222	4,187,691
Mortgage escrow funds	115,435	115,400
Accrued expenses and other liabilities	227,079	251,951
Total liabilities	13,412,763	14,059,951

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 5,000,000 shares authorized: Series C (150,000 shares authorized; and 135,000 shares issued and outstanding)	129,796	129,796
Common stock, $0.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 100,721,358 and 99,940,399 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	902,349	897,049
Retained earnings	2,045,391	1,992,833
Treasury stock (65,773,530 and 66,554,489 shares, at cost, respectively)	(1,357,136)	(1,375,322)
Accumulated other comprehensive loss	(58,617)	(65,951)
Total stockholders’ equity	1,663,448	1,580,070
Total liabilities and stockholders’ equity	$15,076,211	$15,640,021

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In Thousands, Except Share Data)	2015	2014	2013
Interest income:
Residential mortgage loans	$203,950	$241,417	$289,790
Multi-family and commercial real estate mortgage loans	191,643	178,795	163,352
Consumer and other loans	8,870	8,532	8,797
Mortgage-backed and other securities	62,754	57,065	49,563
Interest-earning cash accounts	418	321	263
Federal Home Loan Bank of New York stock	5,781	6,220	6,665
Total interest income	473,416	492,350	518,430
Interest expense:
Deposits	37,343	51,355	62,617
Borrowings	95,784	98,707	113,911
Total interest expense	133,127	150,062	176,528
Net interest income	340,289	342,288	341,902
Provision for loan losses (credited) charged to operations	(12,072)	(9,469)	19,601
Net interest income after provision for loan losses	352,361	351,757	322,301
Non-interest income:
Customer service fees	32,833	35,710	36,786
Other loan fees	2,284	2,493	2,230
Gain on sales of securities	72	141	2,057
Mortgage banking income, net	4,222	3,326	13,241
Income from bank owned life insurance	8,878	8,476	8,404
Other	6,307	4,702	6,854
Total non-interest income	54,596	54,848	69,572
Non-interest expense:
General and administrative:
Compensation and benefits	152,924	138,177	133,689
Occupancy, equipment and systems	76,801	71,948	70,711
Federal deposit insurance premium	16,421	26,179	37,188
Advertising	10,052	12,450	6,400
Extinguishment of debt	—	—	4,266
Other	32,885	35,656	35,277
Total non-interest expense	289,083	284,410	287,531
Income before income tax expense	117,874	122,195	104,342
Income tax expense	29,799	26,279	37,749
Net income	88,075	95,916	66,593
Preferred stock dividends	8,775	8,775	7,214
Net income available to common shareholders	$79,300	$87,141	$59,379

Basic earnings per common share	$0.79	$0.88	$0.60
Diluted earnings per common share	$0.79	$0.88	$0.60

Basic weighted average common shares outstanding	99,612,473	98,384,443	97,121,497
Diluted weighted average common shares outstanding	99,969,838	98,384,443	97,121,497

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In Thousands)	2015	2014	2013

Net income	$88,075	$95,916	$66,593

Other comprehensive income (loss), net of tax:
Net unrealized (loss) gain on securities available-for-sale:
Net unrealized holding (loss) gain on securities arising during the year	(1,816)	9,143	(10,485)
Reclassification adjustment for gain on sales of securities included in net income	(43)	(91)	(1,332)
Net unrealized (loss) gain on securities available-for-sale	(1,859)	9,052	(11,817)

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	7,309	(37,467)	44,180
Reclassification adjustment for net actuarial loss included in net income	1,771	591	2,335
Net actuarial loss adjustment on pension plans and other postretirement benefits	9,080	(36,876)	46,515

Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	113	123	142

Total other comprehensive income (loss), net of tax	7,334	(27,701)	34,840

Comprehensive income	$95,409	$68,215	$101,433

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

(In Thousands, Except Share Data)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP

Balance at December 31, 2012	$1,293,989	$—	$1,665	$884,689	$1,891,022	$(1,406,755)	$(73,090)	$(3,542)

Net income	66,593	—	—	—	66,593	—	—	—
Other comprehensive income, net of tax	34,840	—	—	—	—	—	34,840	—
Issuance of Preferred Stock, Series C (135,000 shares)	129,796	129,796	—	—	—	—	—	—
Dividends on preferred stock ($53.44 per share)	(7,214)	—	—	—	(7,214)	—	—	—
Dividends on common stock ($0.16 per share)	(15,667)	—	—	—	(15,667)	—	—	—
Restricted stock grants (536,110 shares)	—	—	—	(5,200)	(5,878)	11,078	—	—
Forfeitures of restricted stock (113,468 shares)	—	—	—	1,234	1,110	(2,344)	—	—
Stock-based compensation	6,969	—	—	6,909	60	—	—	—
Net tax benefit shortfall from stock-based compensation	(800)	—	—	(800)	—	—	—	—
Allocation of ESOP stock	11,007	—	—	7,465	—	—	—	3,542
Balance at December 31, 2013	1,519,513	129,796	1,665	894,297	1,930,026	(1,398,021)	(38,250)	—

Net income	95,916	—	—	—	95,916	—	—	—
Other comprehensive loss, net of tax	(27,701)	—	—	—	—	—	(27,701)	—
Dividends on preferred stock ($65.00 per share)	(8,775)	—	—	—	(8,775)	—	—	—
Dividends on common stock ($0.16 per share)	(15,868)	—	—	—	(15,868)	—	—	—
Sales of treasury stock (615,340 shares)	8,121	—	—	—	(4,595)	12,716	—	—
Restricted stock grants (514,507 shares)	—	—	—	(6,472)	(4,160)	10,632	—	—
Forfeitures of restricted stock (31,408 shares)	—	—	—	374	275	(649)	—	—
Stock-based compensation	8,672	—	—	8,658	14	—	—	—
Net tax benefit excess from stock-based compensation	192	—	—	192	—	—	—	—
Balance at December 31, 2014	1,580,070	129,796	1,665	897,049	1,992,833	(1,375,322)	(65,951)	—

Net income	88,075	—	—	—	88,075	—	—	—
Other comprehensive income, net of tax	7,334	—	—	—	—	—	7,334	—
Dividends on preferred stock ($65.00 per share)	(8,775)	—	—	—	(8,775)	—	—	—
Dividends on common stock ($0.16 per share)	(16,081)	—	—	—	(16,081)	—	—	—
Sales of treasury stock (482,460 shares)	6,168	—	—	—	(3,802)	9,970	—	—
Common Stock repurchased (431,707 shares)	(6,869)	—	—	—	—	(6,869)	—	—
Restricted stock units vesting (366,400 shares)	—	—	—	(3,378)	(4,189)	7,567	—	—
Restricted stock grants (429,752 shares)	—	—	—	(5,608)	(3,273)	8,881	—	—
Forfeitures of restricted stock (65,946 shares)	—	—	—	777	586	(1,363)	—	—
Stock-based compensation	11,411	—	—	11,394	17	—	—	—
Net tax benefit excess from stock-based compensation	2,115	—	—	2,115	—	—	—	—
Balance at December 31, 2015	$1,663,448	$129,796	$1,665	$902,349	$2,045,391	$(1,357,136)	$(58,617)	$—

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In Thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$88,075	$95,916	$66,593
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on loans	11,625	11,738	20,511
Net amortization on securities and borrowings	8,921	9,021	15,794
Net provision for loan and real estate losses (credited) charged to operations	(10,488)	(8,113)	20,899
Depreciation and amortization	13,069	11,872	11,566
Net gain on sales of loans and securities	(2,070)	(1,012)	(9,059)
Mortgage servicing rights amortization and valuation allowance adjustments, net	1,739	2,522	(2,172)
Stock-based compensation and allocation of ESOP stock	11,411	8,672	17,976
Deferred income tax (benefit) expense	(2,686)	4,811	9,503
Originations of loans held-for-sale	(127,746)	(105,176)	(256,048)
Proceeds from sales and principal repayments of loans held-for-sale	128,537	104,947	325,088
Decrease in accrued interest receivable	1,632	1,298	3,762
Bank owned life insurance income and insurance proceeds received, net	(8,878)	(7,393)	(5,220)
Decrease (increase) in other assets	4,301	(15,218)	41,728
(Decrease) increase in accrued expenses and other liabilities	(10,233)	20,191	(28,257)
Net cash provided by operating activities	107,209	134,076	232,664
Cash flows from investing activities:
Originations of loans receivable	(1,446,856)	(1,560,090)	(2,228,450)
Loan purchases through third parties	(229,419)	(196,283)	(407,532)
Principal payments on loans receivable	2,450,264	1,985,246	3,302,519
Proceeds from sales of delinquent and non-performing loans	7,483	181,295	19,511
Purchases of securities held-to-maturity	(685,918)	(630,366)	(850,716)
Purchases of securities available-for-sale	(125,674)	(25,479)	(221,080)
Principal payments on securities held-to-maturity	515,441	338,691	687,902
Principal payments on securities available-for-sale	70,799	40,906	95,687
Proceeds from sales of securities available-for-sale	19,026	14,447	41,640
Net redemptions of Federal Home Loan Bank of New York stock	9,617	11,453	18,987
Redemption of Astoria Capital Trust I common securities	—	—	3,866
Proceeds from sales of real estate owned, net	22,895	49,089	35,949
Purchases of premises and equipment, net of proceeds from sales	(11,225)	(10,961)	(9,621)
Net cash provided by investing activities	596,433	197,948	488,662
Cash flows from financing activities:
Net decrease in deposits	(398,882)	(350,401)	(588,648)
Net (decrease) increase in borrowings with original terms of three months or less	(394,000)	200,000	317,000
Proceeds from borrowings with original terms greater than three months	470,000	—	—
Repayments of borrowings with original terms greater than three months	(300,000)	(150,000)	(553,866)
Net increase (decrease) in mortgage escrow funds	35	5,942	(3,643)
Proceeds from sales of treasury stock	6,168	8,121	—
Cost to repurchase common stock	(6,869)	—	—
Proceeds from issuance of preferred stock	—	—	135,000
Cash payments for preferred stock issuance costs	—	—	(5,204)
Cash dividends paid to stockholders	(24,856)	(24,643)	(20,688)
Net tax benefit excess (shortfall) from stock-based compensation	2,115	192	(800)
Net cash used in financing activities	(646,289)	(310,789)	(720,849)
Net increase in cash and cash equivalents	57,353	21,235	477
Cash and cash equivalents at beginning of year	143,185	121,950	121,473
Cash and cash equivalents at end of year	$200,538	$143,185	$121,950

Supplemental disclosures:
Interest paid	$132,687	$150,026	$180,871
Income taxes paid	$35,925	$21,658	$28,820
Additions to real estate owned	$8,554	$43,532	$51,360
Loans transferred to held-for-sale	$8,948	$190,594	$16,605

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

(a)    Basis of Presentation

The accompanying consolidated financial statements include the accounts of Astoria Financial Corporation and its wholly-owned subsidiaries: Astoria Bank and its subsidiaries, referred to as Astoria Bank, and AF Insurance Agency, Inc.  AF Insurance Agency, Inc. is a licensed life insurance agency which, through contractual agreements with various third parties, makes insurance products available primarily to the customers of Astoria Bank.  As used in this annual report, "Astoria," “we,” “us” and “our” refer to Astoria Financial Corporation and its consolidated subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

(b)    Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and repurchase agreements with original maturities of three months or less.  We may purchase securities under agreements to resell (repurchase agreements).  These agreements represent short-term loans and are reflected as an asset in the consolidated statements of financial condition. There were no repurchase agreements outstanding at December 31, 2015 and 2014.

Astoria Bank is required by the Federal Reserve System to maintain cash reserves equal to a percentage of certain deposits.  The reserve requirement totaled $45.8 million at December 31, 2015 and $42.2 million at December 31, 2014.

(c)    Securities

Securities are classified as held-to-maturity, available-for-sale or trading.  Management determines the appropriate classification of securities at the time of acquisition.  Our securities available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/(loss) in stockholders’ equity.  Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.  Premiums and discounts are recognized as adjustments to interest income using the interest method over the remaining period to contractual maturity, adjusted for prepayments.  Gains and losses on the sale of all securities are determined using the specific identification method and are reflected in earnings when realized.  For the years ended December 31, 2015, 2014 and 2013, we did not maintain a trading securities portfolio.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to hold the securities.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.

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

Generally, we originate 15 and 30 year conforming fixed rate residential mortgage loans for sale to various GSEs or other investors on a servicing released or retained basis.  The sale of such loans is generally arranged through a master commitment on a mandatory delivery or best efforts basis.  Loans held-for-sale are carried at the lower of cost or estimated fair value.  Net unrealized losses, if any, are recognized in a valuation allowance through charges to earnings.  Premiums and discounts and origination fees and costs on loans held-for-sale are deferred and recognized as a component of the gain or loss on sale.  Gains and losses on sales of loans held-for-sale are included in mortgage banking income, net, recognized on settlement dates and are determined by the difference between the sale proceeds and the carrying value of the loans.  These transactions are accounted for as sales based on our satisfaction of the criteria for such accounting which provide that, as transferor, we have surrendered control over the loans.

Upon our decision to sell certain delinquent and non-performing mortgage loans held in portfolio, we transfer them to held-for-sale at the lower of cost or fair value, less estimated selling costs.  Reductions in carrying values are reflected as a write-down of the recorded investment in the loans resulting in a new cost basis, with credit-related losses charged to the allowance for loan losses.  Such loans are assessed for impairment based on fair value at each reporting date.  Lower of cost or market write-downs, if any, are recognized in a valuation allowance through charges to earnings.  Increases in the fair value of non-performing loans held-for-sale are recognized only up to the amount of the previously recognized valuation allowances.  Lower of cost or market write-downs and recoveries are included in other non-interest income along with gains and losses recognized on sales of such loans.  Our delinquent and non-performing loans are sold without recourse, except as discussed in Note 10, and we do not provide financing.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

six months, prior to returning the loan to accrual status.  Loans modified in a TDR which have been returned to accrual status are excluded from non-performing loans but remain classified as impaired.

We establish and maintain an allowance for loan losses based on our evaluation of the probable inherent losses in our loan portfolio.  Loan charge-offs in the period the loans, or portions thereof, are deemed uncollectible reduce the allowance for loan losses.  Recoveries of amounts previously charged-off increase the allowance for loan losses in the period they are received. The allowance is adjusted to an appropriate level through provisions for loan losses charged or credited to operations to increase or decrease the allowance based on a comprehensive analysis of our loan portfolio.  We evaluate the adequacy of the allowance on a quarterly basis.  The allowance is comprised of both valuation allowances related to individual loans and general valuation allowances, although the total allowance for loan losses is available for losses applicable to the entire loan portfolio.  In estimating specific allocations of the allowance, we review loans deemed to be impaired and measure impairment losses based on either the fair value of the collateral, the observable market price of the loan or the present value of expected future cash flows.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include the financial condition of the borrower, payment history, delinquency status, collateral value, our lien position and the probability of collecting principal and interest payments when due. When an impairment analysis indicates the need for a specific allocation of the allowance on an individual loan, such allocation would be established sufficient to cover probable incurred losses at the evaluation date based on the facts and circumstances of the loan.  When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged-off against the allowance for loan losses. For loans individually classified as impaired, the portion of the recorded investment in the loan in excess of either the estimated fair value of the underlying collateral less estimated selling costs, for collateral dependent loans, the observable market price of the loan or the present value of the discounted cash flows of a modified loan, is generally charged-off.

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

We segment our residential mortgage loan portfolio by interest-only and amortizing loans, full documentation and reduced documentation loans, and origination time periods, and we analyze our historical loss experience and delinquency levels and trends of these segments.  We analyze multi-family and commercial real estate mortgage loans by portfolio using predictive modeling techniques for loans originated after 2010 and by geographic location for loans originated prior to 2011.  We analyze our consumer and other loan portfolio by home equity lines of credit, commercial and industrial loans and other consumer loans and perform similar historical loss analyses.  In our analysis of non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral along with the migration of delinquent loans based on the portfolio segments noted above. These analyses and the resulting loss rates are used as an integral part of our judgment in developing estimated loss percentages to apply to the loan portfolio segments. We monitor credit risk on interest-only hybrid adjustable rate mortgage, or ARM, loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner that we monitor credit risk on all interest-only hybrid ARM loans.  We monitor interest rate reset dates of our loan portfolio, in the aggregate, and the current interest rate environment and consider the impact, if any, on borrowers’ ability to continue to make timely principal and interest payments in determining our allowance for loan losses. We also consider the size, composition, risk profile and delinquency levels of our loan portfolio, as well as our credit administration and asset management procedures.  We monitor property value trends in our market areas by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our general valuation allowances.  In addition, we evaluate and consider the impact that current and anticipated economic and market conditions may have on the loan portfolio and known and inherent risks in the portfolio.  We update our analyses quarterly and refine our evaluations as experience provides clearer guidance, our product offerings change and as economic conditions evolve.

We analyze our historical loss experience over 12, 15, 18 and 24 month periods. The loss history used in calculating our quantitative allowance coverage percentages varies based on loan type.  Also, for a particular loan type, we may not have sufficient loss history to develop a reasonable estimate of loss and in these instances we may consider our loss experience for other, similar loan types and may evaluate those losses over a longer period than two years.  Additionally, multi-family and commercial real estate loss experience may be adjusted based on the composition of the losses (loan sales, short sales and partial charge-offs).  Our evaluation of loss experience factors considers trends in such factors over the prior three years, as well as an estimate of the average amount of time from an event signaling the potential inability of a borrower to continue to pay as agreed to the point at which a loss is confirmed, for substantially all of the loan portfolio, with the except of multi-family and commercial real estate loans originated

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

after 2010, for which our evaluation includes predictive modeling techniques.  These modeling techniques utilize data inputs for each loan in the portfolio, including credit facility terms and performance to date, property details and borrower financial performance data. The model also incorporates real estate market data from an established real estate market database company to forecast future performance of the properties, and includes a loan loss predictive model based on studies of defaulted commercial real estate loans. The model then generates a probability of default, loss given default and ultimately an estimated loss for each loan quarterly over the remaining life of the loan. The appropriate timeframe from which to assign an estimated loss percentage to the pool of loans is assessed by management. We update our historical loss analyses, as well as our predictive model, quarterly and evaluate the need to modify our quantitative allowances as a result of our updated charge-off and loss analyses.

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

Allowance adequacy calculations are adjusted quarterly, based on the results of our quantitative and qualitative analyses, to reflect our current estimates of the amount of probable losses inherent in our loan portfolio.  Allocations of the allowance to each loan category are adjusted quarterly to reflect probable inherent losses using the same quantitative and qualitative analyses used in connection with the overall allowance adequacy calculations.  The portion of the allowance allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance for loan losses is available for losses applicable to the entire loan portfolio. The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2015 and 2014.  Actual results could differ from our estimates as a result of changes in economic or market conditions.  Changes in estimates could result in a material change in the allowance for loan losses.  While we believe that the allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, future adjustments may be necessary if portfolio performance or economic or market conditions differ substantially from the conditions that existed at the time of the initial determinations.

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

(h)    Premises and Equipment

Land is carried at cost.  Buildings and improvements, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization. Premises and equipment at cost totaled $305.0 million with accumulated depreciation and amortization totaling $195.2 million at December 31, 2015, and totaled $315.5 million with accumulated depreciation and amortization totaling $203.9 million at December 31, 2014.  Buildings and improvements and furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

are amortized using the straight-line method over the shorter of the term of the related leases or the estimated useful lives of the improved property.

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

For purposes of our goodwill impairment testing, we have identified a single reporting unit.  We consider the quoted market price of our common stock on our impairment testing date as an initial indicator of estimating the fair value of our reporting unit.  We also consider our average stock price, both before and after our impairment test date, as well as market-based control premiums in determining the estimated fair value of our reporting unit.  In addition to our internal goodwill impairment analysis, we periodically obtain a goodwill impairment analysis from an independent third party valuation firm.  The independent third party utilizes multiple valuation approaches including comparable transactions, control premium, public market peers and discounted cash flow.  Management reviews the assumptions and inputs used in the third party analysis for reasonableness. At December 31, 2015, the carrying amount of our goodwill totaled $185.2 million.  As of September 30, 2015, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

(j)    Bank Owned Life Insurance

Bank owned life insurance, or BOLI, is carried at the amount that could be realized under our life insurance contract as of the date of the statement of financial condition and is classified as a non-interest-earning asset.  Increases in the carrying value are recorded as non-interest income and insurance proceeds received are recorded as a reduction of the carrying value.  The carrying value consisted of a cash surrender value of $409.4 million and a claims stabilization reserve of $30.3 million at December 31, 2015 and a cash surrender value of $402.1 million and a claims stabilization reserve of $28.7 million at December 31, 2014.  Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) is guaranteed by the insurance carrier provided that certain conditions are met at the date of a contract surrender.  We satisfied these conditions at December 31, 2015 and 2014.

(k)    Real Estate Owned

Real estate owned, or REO, represents real estate acquired through foreclosure or by deed in lieu of foreclosure and is initially recorded at estimated fair value less estimated selling costs.  Thereafter, we maintain a valuation allowance, representing decreases in the properties’ estimated fair value, through charges to earnings.  Such charges are included in other non-interest expense along with any additional property maintenance and protection expenses incurred in owning the property.  REO totaled $19.8 million, which is net of a valuation allowance of $1.3 million, at December 31, 2015 and $35.7 million, which is net of a valuation allowance of $839,000, at December 31, 2014.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

(s)    Impact of Recent Accounting Standards and Interpretations

In June 2014, the Financial Accounting Standard Board, or FASB, issued Accounting Standards Update, or ASU, 2014-12, “Compensation — Stock Compensation (Topic 718) — Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which applies to all entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period.  The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant date fair value of the award.  The amendments in ASU 2014-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and may be applied either prospectively to all awards granted or modified after the effective date, or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.  Early adoption is permitted. The terms of our share-based payment awards currently do not provide that a performance target that affects vesting could be achieved after the requisite service period. Therefore, this guidance is not expected to have an impact on our financial condition or results of operations.

In April 2015, the FASB issued ASU 2015-03, “Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. Therefore this guidance will not have an impact on our financial condition or results of operations. The amendments in ASU 2015-03 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and must be adopted on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. At December 31, 2015 and 2014, our debt issuance costs are presented as a direct reduction from the carrying amount of that debt liability in the consolidated statements of financial condition.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(2)    Merger Agreement with New York Community Bancorp, Inc.

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

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, or the Effective Time, Astoria stockholders will have the right to receive one share of common stock, par value $0.01 per share, of NYCB, or NYCB Common Stock, and $0.50 in cash for each share of common stock, par value $0.01 per share, of Astoria Financial Corporation, or Astoria Common Stock. Also in the Merger, each share of Astoria 6.50% Non-Cumulative Perpetual Preferred Stock, Series C, par value value $1.00 per share, with a liquidation preference of $1,000 per share, issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive one share of NYCB 6.50% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share. For additional information regarding our preferred stock, see Note 9.

The Merger Agreement contains customary representations and warranties from both Astoria and NYCB, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of Astoria’s and NYCB’s businesses during the interim period between the execution of the Merger Agreement and the Effective Time, (2) the obligation of NYCB to call a meeting of its stockholders to adopt the Merger Agreement and approve an amendment to its charter to increase the authorized shares of NYCB Common Stock from 600 million to 900 million, and, subject to certain exceptions, to recommend that its stockholders adopt the Merger Agreement and the transactions contemplated thereby, (3) the obligation of Astoria to call a meeting of its stockholders to adopt the Merger Agreement, and, subject to certain exceptions, to recommend that its stockholders adopt the Merger Agreement, and (4) Astoria’s non-solicitation obligations relating to alternative acquisition proposals. Astoria and NYCB have agreed to use their reasonable best efforts to prepare and file all applications, notices, and other documents to obtain all necessary consents and approvals for consummation of the transactions contemplated by the Merger Agreement.

The completion of the Merger is subject to customary conditions, including (1) adoption of the Merger Agreement by Astoria’s stockholders, (2) adoption of the Merger Agreement and approval of the NYCB charter amendment by NYCB’s stockholders, (3) authorization for listing on the New York Stock Exchange of the shares of NYCB Common Stock to be issued in the Merger, (4) the receipt of required regulatory approvals, including the approval of the Board of Governors of the Federal Reserve System, or the FRB, the Federal Deposit Insurance Corporation and the New York State Department of Financial Services (5) effectiveness of the registration statement on Form S-4 for the NYCB Common Stock to be issued in the Merger, and (6) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (2) performance in all material respects by the other party of its obligations under the Merger Agreement and (3) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

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

	At December 31, 2015
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs (1)	$331,099	$2,374	$(2,934)	$330,539
Non-GSE issuance REMICs and CMOs	3,048	13	(7)	3,054
GSE pass-through certificates	10,781	485	(2)	11,264
Total residential mortgage-backed securities	344,928	2,872	(2,943)	344,857
Obligations of GSEs	73,701	—	(1,762)	71,939
Fannie Mae stock	15	—	(13)	2
Total securities available-for-sale	$418,644	$2,872	$(4,718)	$416,798
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,361,907	$8,135	$(14,128)	$1,355,914
Non-GSE issuance REMICs and CMOs	198	—	(5)	193
GSE pass-through certificates	260,707	1,535	(3,413)	258,829
Total residential mortgage-backed securities	1,622,812	9,670	(17,546)	1,614,936
Multi-family mortgage-backed securities:
GSE issuance REMICs	434,587	1,255	(2,334)	433,508
Obligations of GSEs	178,967	220	(480)	178,707
Corporate debt securities	60,000	—	(1,493)	58,507
Other	433	1	—	434
Total securities held-to-maturity	$2,296,799	$11,146	$(21,853)	$2,286,092

(1)	Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2014
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$266,946	$3,608	$(1,556)	$268,998
Non-GSE issuance REMICs and CMOs	5,071	34	(1)	5,104
GSE pass-through certificates	12,919	640	(2)	13,557
Total residential mortgage-backed securities	284,936	4,282	(1,559)	287,659
Obligations of GSEs	98,680	—	(1,982)	96,698
Fannie Mae stock	15	—	(13)	2
Total securities available-for-sale	$383,631	$4,282	$(3,554)	$384,359
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,575,402	$14,536	$(14,041)	$1,575,897
Non-GSE issuance REMICs and CMOs	2,482	31	(7)	2,506
GSE pass-through certificates	281,685	2,442	(3,877)	280,250
Total residential mortgage-backed securities	1,859,569	17,009	(17,925)	1,858,653
Multi-family mortgage-backed securities:
GSE issuance REMICs	154,381	554	(590)	154,345
Obligations of GSEs	119,336	42	(1,523)	117,855
Other	518	—	—	518
Total securities held-to-maturity	$2,133,804	$17,605	$(20,038)	$2,131,371

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

	At December 31, 2015
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$189,364	$(2,934)	$—	$—	$189,364	$(2,934)
Non-GSE issuance REMICs and CMOs	75	(2)	64	(5)	139	(7)
GSE pass-through certificates	97	(1)	103	(1)	200	(2)
Obligations of GSEs	24,602	(390)	47,337	(1,372)	71,939	(1,762)
Fannie Mae stock	—	—	2	(13)	2	(13)
Total temporarily impaired securities available-for-sale	$214,138	$(3,327)	$47,506	$(1,391)	$261,644	$(4,718)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$395,659	$(3,972)	$289,645	$(10,156)	$685,304	$(14,128)
Non-GSE issuance REMICs and CMOs	—	—	193	(5)	193	(5)
GSE pass-through certificates	56,503	(586)	106,738	(2,827)	163,241	(3,413)
Multi-family mortgage backed securities:
GSE issuance REMICs	276,601	(2,334)	—	—	276,601	(2,334)
Obligations of GSEs	107,824	(480)	—	—	107,824	(480)
Corporate debt securities	58,507	(1,493)	—	—	58,507	(1,493)
Total temporarily impaired securities held-to-maturity	$895,094	$(8,865)	$396,576	$(12,988)	$1,291,670	$(21,853)

	At December 31, 2014
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$20,587	$(159)	$75,444	$(1,397)	$96,031	$(1,556)
Non-GSE issuance REMICs and CMOs	—	—	96	(1)	96	(1)
GSE pass-through certificates	53	(1)	64	(1)	117	(2)
Obligations of GSEs	24,586	(395)	72,112	(1,587)	96,698	(1,982)
Fannie Mae stock	—	—	2	(13)	2	(13)
Total temporarily impaired securities available-for-sale	$45,226	$(555)	$147,718	$(2,999)	$192,944	$(3,554)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$121,861	$(302)	$500,348	$(13,739)	$622,209	$(14,041)
Non-GSE issuance REMICs and CMOs	—	—	294	(7)	294	(7)
GSE pass-through certificates	—	—	164,453	(3,877)	164,453	(3,877)
Multi-family mortgage backed securities:
GSE issuance REMICs	100,355	(590)	—	—	100,355	(590)
Obligations of GSEs	—	—	79,413	(1,523)	79,413	(1,523)
Total temporarily impaired securities held-to-maturity	$222,216	$(892)	$744,508	$(19,146)	$966,724	$(20,038)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer.  Our non-GSE issuance securities are primarily investment grade securities and have performed similarly to our GSE issuance securities.  Credit quality concerns have not impacted the performance of our non-GSE securities or our ability to obtain reliable prices.

We held 129 securities which had an unrealized loss at December 31, 2015 and 80 which had an unrealized loss at December 31, 2014.  At December 31, 2015 and 2014, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  None of the unrealized losses are related to credit losses.  Therefore, at December 31, 2015 and 2014, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

Proceeds from sales of securities from the available-for-sale portfolio totaled $19.0 million, resulting in gross realized gains of $72,000, during the year ended December 31, 2015, $14.4 million, resulting in gross realized gains of $141,000, during the year ended December 31, 2014 and $41.6 million, resulting in gross realized gains of $2.1 million, during the year ended December 31, 2013.

At December 31, 2015, available-for-sale debt securities, excluding mortgage-backed securities, had an amortized cost of $73.7 million, an estimated fair value of $71.9 million and contractual maturities in 2021 and 2022.  At December 31, 2015, held-to-maturity debt securities, excluding mortgage-backed securities, had an amortized cost of $239.4 million, an estimated fair value of $237.6 million and contractual maturities between 2021 and 2027.  Actual maturities may differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

At December 31, 2015, the amortized cost of callable securities in our portfolio totaled $252.7 million, of which $236.3 million are callable within one year and at various times thereafter.

The balance of accrued interest receivable for securities totaled $7.4 million at December 31, 2015 and $6.7 million at December 31, 2014.

(4)    Loans Held-for-Sale

Non-performing loans held-for-sale, net of valuation allowances, included in loans held-for-sale, net, totaled $1.6 million at December 31, 2015 and $153,000 at December 31, 2014.  Non-performing loans held-for-sale consisted primarily of multi-family mortgage loans at December 31, 2015. All of the non-performing loans held-for-sale at December 31, 2014 were multi-family mortgage loans.

We sold certain delinquent and non-performing mortgage loans, primarily multi-family and commercial real estate loans, totaling $7.5 million, net of recoveries of $1.1 million during the year ended December 31, 2015, $4.9 million, net of charge-offs of $517,000, during the year ended December 31, 2014 and $19.4 million, net of charge-offs of $5.2 million, during the year ended December 31, 2013. In addition, during the 2014 third quarter we sold a pool of non-performing residential mortgage loans, substantially all of which were 90 days or more past due, which were designated as held-for-sale at June 30, 2014. For additional information on this pool of loans, see Note 5.

Net loss on sales of non-performing loans held-for-sale totaled $23,000 for the year ended December 31, 2015 and $892,000 for the year ended December 31, 2014. Net gain on sales of non-performing loans held-for-sale totaled $122,000 for the year ended December 31, 2013. There were no lower of cost or market write-downs on non-performing loans held-for-sale for the year ended December 31, 2015 and December 31, 2014. We recorded net lower of cost or market write-downs on non-performing loans held-for-sale totaling $87,000 for the year ended December 31, 2013.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(5)    Loans Receivable and Allowance for Loan Losses

The following tables set forth the composition of our loans receivable portfolio, and an aging analysis by accruing and non-accrual loans, by segment and class at the dates indicated.

	At December 31, 2015
	Past Due
	30-59	60-89	90 Days	Total
(In Thousands)	Days	Days	or More	Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$10,045	$2,382	$—	$12,427	$401,486	$413,913
Full documentation amortizing	40,151	10,346	332	50,829	4,602,940	4,653,769
Reduced documentation interest-only	7,254	2,321	—	9,575	266,084	275,659
Reduced documentation amortizing	20,135	4,369	—	24,504	527,566	552,070
Total residential	77,585	19,418	332	97,335	5,798,076	5,895,411
Multi-family	1,662	2,069	—	3,731	4,013,541	4,017,272
Commercial real estate	246	1,689	—	1,935	813,640	815,575
Total mortgage loans	79,493	23,176	332	103,001	10,625,257	10,728,258
Consumer and other loans (gross):
Home equity and other consumer	2,358	502	—	2,860	151,554	154,414
Commercial and industrial	—	—	—	—	91,171	91,171
Total consumer and other loans	2,358	502	—	2,860	242,725	245,585
Total accruing loans	$81,851	$23,678	$332	$105,861	$10,867,982	$10,973,843
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$1,182	$—	$11,359	$12,541	$5,834	$18,375
Full documentation amortizing	3,579	603	32,535	36,717	7,480	44,197
Reduced documentation interest-only	257	579	15,285	16,121	11,451	27,572
Reduced documentation amortizing	2,238	365	14,322	16,925	12,935	29,860
Total residential	7,256	1,547	73,501	82,304	37,700	120,004
Multi-family	725	623	2,441	3,789	3,044	6,833
Commercial real estate	241	—	572	813	3,126	3,939
Total mortgage loans	8,222	2,170	76,514	86,906	43,870	130,776
Consumer and other loans (gross):
Home equity and other consumer	—	—	6,405	6,405	—	6,405
Commercial and industrial	—	—	703	703	—	703
Total consumer and other loans	—	—	7,108	7,108	—	7,108
Total non-accrual loans	$8,222	$2,170	$83,622	$94,014	$43,870	$137,884
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$11,227	$2,382	$11,359	$24,968	$407,320	$432,288
Full documentation amortizing	43,730	10,949	32,867	87,546	4,610,420	4,697,966
Reduced documentation interest-only	7,511	2,900	15,285	25,696	277,535	303,231
Reduced documentation amortizing	22,373	4,734	14,322	41,429	540,501	581,930
Total residential	84,841	20,965	73,833	179,639	5,835,776	6,015,415
Multi-family	2,387	2,692	2,441	7,520	4,016,585	4,024,105
Commercial real estate	487	1,689	572	2,748	816,766	819,514
Total mortgage loans	87,715	25,346	76,846	189,907	10,669,127	10,859,034
Consumer and other loans (gross):
Home equity and other consumer	2,358	502	6,405	9,265	151,554	160,819
Commercial and industrial	—	—	703	703	91,171	91,874
Total consumer and other loans	2,358	502	7,108	9,968	242,725	252,693
Total loans	$90,073	$25,848	$83,954	$199,875	$10,911,852	$11,111,727
Net unamortized premiums and
deferred loan origination costs						41,354
Loans receivable						11,153,081
Allowance for loan losses						(98,000)
Loans receivable, net						$11,055,081

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Our residential mortgage loans consist primarily of interest-only and amortizing hybrid ARM loans.  We offer amortizing hybrid ARM loans which initially have a fixed rate for five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period and require the borrower to make principal and interest payments during the entire loan term.  Prior to 2014, we also offered amortizing hybrid ARM loans with an initial fixed rate period of three years. Prior to the 2010 fourth quarter, we offered interest-only hybrid ARM loans, which have an initial fixed rate for five or seven years and convert into one year interest-only ARM loans at the end of the initial fixed rate period.  Our interest-only hybrid ARM loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  We do not originate one year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  Our hybrid ARM loans may be offered with an initial interest rate which is less than the fully indexed rate for the loan at the time of origination, referred to as a discounted rate.  We determine the initial interest rate in accordance with market and competitive factors giving consideration to the spread over our funding sources in conjunction with our overall interest rate risk management strategies.  Residential interest-only hybrid ARM loans originated prior to 2007 were underwritten at the initial note rate which may have been a discounted rate.  Such loans totaled $388.0 million at December 31, 2015 and $1.06 billion at December 31, 2014.  We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.

Within our residential mortgage loan portfolio we have reduced documentation loan products, which totaled $885.2 million at December 31, 2015 and $1.02 billion at December 31, 2014.  Reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans.  To a lesser extent, reduced documentation loans in our portfolio also include SISA (stated income, stated asset) loans, which totaled $135.7 million at December 31, 2015 and $148.9 million at December 31, 2014.  SIFA and SISA loans require a prospective borrower to complete a standard mortgage loan application.  Reduced documentation loans require the receipt of an appraisal of the real estate used as collateral for the mortgage loan and a credit report on the prospective borrower.  In addition, SIFA loans require the verification of a potential borrower’s asset information on the loan application, but not the income information provided.  During the 2007 fourth quarter, we stopped offering reduced documentation loans.

Included in loans receivable are loans in the process of foreclosure collateralized by residential real estate property with a recorded investment of $51.0 million at December 31, 2015 and $24.7 million at December 31, 2014. At June 30, 2014, we designated a pool of non-performing residential mortgage loans, substantially all of which were 90 days or more past due, as held-for-sale. In connection with the designation of the pool of loans as held-for-sale, we recorded a loan charge-off of $8.7 million against the allowance for loan losses during the 2014 second quarter to write down the pool of loans from its immediately previous aggregate recorded investment of $195.0 million to its estimated fair value at the time of $186.3 million. As a result of our quarterly review of the adequacy of the allowance for loan losses as of June 30, 2014, $5.7 million of reserves previously attributable to this pool of loans was deemed no longer required and was credited to the provision for loan losses as a reserve release in the 2014 second quarter. On July 31, 2014, we completed a bulk sale transaction of substantially all of the non-performing residential mortgage loans held-for-sale at terms approximating their carrying value at June 30, 2014. Total loans sold in that transaction had a carrying value of $173.7 million, reflecting the previous write down to the estimated fair value through June 30, 2014. The majority of the remaining loans from the pool designated as held-for-sale as of June 30, 2014 were either foreclosed upon and transferred to REO or were satisfied via short sales or payoffs during the 2014 third quarter with no material impact on our financial condition or results of operations. On September 12, 2014, we completed a second sale transaction, with the same counterparty as the bulk sale transaction, in which we sold all of the remaining non-performing residential mortgage loans held-for-sale with a carrying value of $4.0 million, reflecting the previous write down to the estimated fair value through June 30, 2014, and recorded a loss on the sale of such loans in the 2014 third quarter of $920,000. In 2015, no loans were sold in a bulk sale transaction.

Accrued interest receivable on all loans totaled $27.6 million at December 31, 2015 and $29.9 million at December 31, 2014. If all non-accrual loans at December 31, 2015, 2014 and 2013 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $5.4 million for the year ended December 31, 2015, $5.6 million for the year ended December 31, 2014 and $15.6 million for the year ended December 31, 2013.  This compares to actual payments recorded as interest income, with respect to such loans, of $3.4 million for the year ended December 31, 2015, $3.6 million for the year ended December 31, 2014 and $6.2 million for the year ended December 31, 2013.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the changes in our allowance for loan losses by loan receivable segment for the years indicated.

	Mortgage Loans			Consumer and Other Loans
(In Thousands)	Residential	Multi- Family	Commercial Real Estate		Total
Balance at December 31, 2012	$89,267	$35,514	$14,404	$6,316	$145,501
Provision charged to operations	9,368	4,684	1,945	3,604	19,601
Charge-offs	(26,644)	(4,732)	(3,748)	(1,916)	(37,040)
Recoveries	8,346	1,237	535	820	10,938
Balance at December 31, 2013	80,337	36,703	13,136	8,824	139,000
Provision (credited) charged to operations	(23,464)	5,337	6,949	1,709	(9,469)
Charge-offs	(19,868)	(4,365)	(3,283)	(2,073)	(29,589)
Recoveries	9,278	1,575	440	365	11,658
Balance at December 31, 2014	46,283	39,250	17,242	8,825	111,600
Provision charged (credited) to operations	1,520	(4,780)	(6,810)	(2,002)	(12,072)
Charge-offs	(6,149)	(907)	(302)	(912)	(8,270)
Recoveries	3,297	1,981	1,087	377	6,742
Balance at December 31, 2015	$44,951	$35,544	$11,217	$6,288	$98,000

The following table sets forth the balances of our residential interest-only mortgage loans at December 31, 2015 by the year in which such loans are scheduled to enter their amortization period.

(In Thousands)	Recorded Investment
Amortization scheduled to begin in:
2016	$324,772
2017	344,356
2018	42,549
2019 and thereafter	23,842
Total	$735,519

The following tables set forth the balances of our residential mortgage and consumer and other loan receivable segments by class and credit quality indicator at the dates indicated.

	At December 31, 2015
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity and Other Consumer	Commercial and Industrial
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing
Performing	$413,913	$4,653,437	$275,659	$552,070	$154,414	$91,171
Non-performing:
Current or past due less than 90 days	7,016	11,662	12,287	15,538	—	—
Past due 90 days or more	11,359	32,867	15,285	14,322	6,405	703
Total	$432,288	$4,697,966	$303,231	$581,930	$160,819	$91,874

	At December 31, 2014
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity and Other Consumer	Commercial and Industrial
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing
Performing	$826,155	$4,981,880	$568,424	$396,922	$178,513	$64,815
Non-performing:
Current or past due less than 90 days	16,525	7,458	26,295	4,888	—	—
Past due 90 days or more	11,502	14,355	16,289	2,843	6,040	—
Total	$854,182	$5,003,693	$611,008	$404,653	$184,553	$64,815

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the balances of our multi-family and commercial real estate mortgage loan receivable segments by credit quality indicator at the dates indicated.

	At December 31,
	2015		2014
(In Thousands)	Multi-Family	Commercial Real Estate	Multi-Family	Commercial Real Estate
Not criticized	$3,981,050	$769,029	$3,850,068	$817,404
Criticized:
Special mention	14,931	20,441	30,975	22,584
Substandard	28,124	30,044	31,264	32,664
Doubtful	—	—	746	1,113
Total	$4,024,105	$819,514	$3,913,053	$873,765

The following tables set forth the balances of our loans receivable and the related allowance for loan loss allocation by segment and by the impairment methodology followed in determining the allowance for loan losses at the dates indicated.

	At December 31, 2015
	Mortgage Loans			Consumer and Other Loans
(In Thousands)	Residential	Multi-Family	Commercial Real Estate		Total
Loans:
Individually evaluated for impairment	$192,914	$24,643	$14,993	$4,968	$237,518
Collectively evaluated for impairment	5,822,501	3,999,462	804,521	247,725	10,874,209
Total loans	$6,015,415	$4,024,105	$819,514	$252,693	$11,111,727
Allowance for loan losses:
Individually evaluated for impairment	$13,148	$456	$788	$421	$14,813
Collectively evaluated for impairment	31,803	35,088	10,429	5,867	83,187
Total allowance for loan losses	$44,951	$35,544	$11,217	$6,288	$98,000

	At December 31, 2014
	Mortgage Loans			Consumer and Other Loans
(In Thousands)	Residential	Multi-Family	Commercial Real Estate		Total
Loans:
Individually evaluated for impairment	$181,402	$42,611	$19,270	$5,153	$248,436
Collectively evaluated for impairment	6,692,134	3,870,442	854,495	244,215	11,661,286
Total loans	$6,873,536	$3,913,053	$873,765	$249,368	$11,909,722
Allowance for loan losses:
Individually evaluated for impairment	$10,304	$3,172	$2,446	$3,810	$19,732
Collectively evaluated for impairment	35,979	36,078	14,796	5,015	91,868
Total allowance for loan losses	$46,283	$39,250	$17,242	$8,825	$111,600

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes information related to our impaired loans by segment and class at the dates indicated.

	At December 31,
	2015				2014
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$37,454	$30,631	$(4,051)	$26,580	$55,352	$46,331	$(3,391)	$42,940
Full documentation amortizing	69,242	63,223	(2,534)	60,689	43,044	39,994	(1,425)	38,569
Reduced documentation interest-only	55,939	46,540	(4,253)	42,287	90,171	76,960	(4,661)	72,299
Reduced documentation amortizing	57,955	52,520	(2,310)	50,210	19,463	18,117	(827)	17,290
Multi-family	8,029	7,950	(456)	7,494	34,972	28,109	(3,172)	24,937
Commercial real estate	6,651	6,723	(788)	5,935	24,991	19,270	(2,446)	16,824
Consumer and other loans:
Home equity lines of credit	5,295	4,968	(421)	4,547	5,436	5,153	(3,810)	1,343
Without an allowance recorded:
Mortgage loans:
Multi-family	19,523	16,693	—	16,693	16,308	14,502	—	14,502
Commercial real estate	11,104	8,270	—	8,270	—	—	—	—
Total impaired loans	$271,192	$237,518	$(14,813)	$222,705	$289,737	$248,436	$(19,732)	$228,704

The following table sets forth the average recorded investment, interest income recognized and cash basis interest income related to our impaired loans by segment and class for the years indicated.

	For the Year Ended December 31,
	2015			2014			2013
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$39,506	$860	$877	$84,264	$1,860	$1,920	$106,720	$2,938	$3,068
Full documentation amortizing	52,426	1,893	1,920	38,340	1,491	1,498	30,790	948	974
Reduced documentation interest-only	66,321	1,910	1,923	112,172	3,646	3,671	145,490	4,179	4,371
Reduced documentation amortizing	30,310	1,927	1,936	22,137	655	653	25,460	696	729
Multi-family	14,390	415	417	30,291	1,320	1,339	19,130	737	789
Commercial real estate	11,875	333	348	17,341	1,065	1,154	8,112	367	377
Consumer and other loans:
Home equity lines of credit	5,585	48	54	5,202	45	54	—	—	—
Without an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	—	—	—	—	—	—	11,547	—	—
Full documentation amortizing	—	—	—	365	—	—	3,517	—	—
Reduced documentation interest-only	—	—	—	—	—	—	1,669	—	—
Multi-family	16,935	857	862	17,225	632	633	33,193	1,606	1,671
Commercial real estate	5,632	522	528	2,853	—	—	10,947	745	698
Total impaired loans	$242,980	$8,765	$8,865	$330,190	$10,714	$10,922	$396,575	$12,216	$12,677

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth information about our mortgage loans receivable by segment and class at December 31, 2015, 2014 and 2013 which were modified in a TDR during the years indicated.

	Modifications During the Year Ended December 31,
	2015			2014			2013
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at December 31, 2015	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at December 31, 2014	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at December 31, 2013
Residential:
Full documentation interest-only	12	$4,620	$4,496	21	$9,244	$8,726	26	$6,760	$6,730
Full documentation amortizing	19	5,063	4,894	4	889	812	11	3,753	3,734
Reduced documentation interest-only	10	3,431	3,429	19	6,819	6,774	37	12,199	12,227
Reduced documentation amortizing	7	2,911	2,902	5	809	745	11	3,404	3,325
Multi-family	—	—	—	4	2,501	1,981	8	6,751	5,888
Commercial real estate	2	2,902	2,835	3	2,482	2,433	7	10,232	9,104
Total	50	$18,927	$18,556	56	$22,744	$21,471	100	$43,099	$41,008

The following table sets forth information about our mortgage loans receivable by segment and class at December 31, 2015, 2014 and 2013 which were modified in a TDR during the years ended December 31, 2015, 2014 and 2013 and had a payment default subsequent to the modification during the years indicated.

	During the Year Ended December 31,
	2015		2014		2013
(Dollars In Thousands)	Number of Loans	Recorded Investment at December 31, 2015	Number of Loans	Recorded Investment at December 31, 2014	Number of Loans	Recorded Investment at December 31, 2013
Residential:
Full documentation interest-only	6	$2,240	1	$621	11	$2,191
Full documentation amortizing	6	1,749	2	319	4	1,334
Reduced documentation interest-only	2	380	3	1,123	17	4,190
Reduced documentation amortizing	2	606	—	—	3	788
Multi-family	—	—	3	1,400	2	1,018
Total	16	$4,975	9	$3,463	37	$9,521

The following table details the percentage of our total residential mortgage loans at December 31, 2015 by state where we have a concentration of greater than 5% of our total residential mortgage loans or total non-performing residential mortgage loans.

State	Percent of Total Residential Loans	Percent of Total Non-Performing Residential Loans
New York	30.2%	10.7%
Connecticut	9.8	9.8
Massachusetts	8.4	3.9
Illinois	8.2	12.4
Virginia	7.7	10.5
New Jersey	7.1	17.1
Maryland	6.5	14.9
California	5.4	9.2

At December 31, 2015, substantially all of our multi-family and commercial real estate mortgage loans and non-performing multi-family and commercial real estate mortgage loans were secured by properties located in the New York metropolitan area, which includes New York, New Jersey and Connecticut.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(6)    Mortgage Servicing Rights

We own rights to service mortgage loans for investors with aggregate unpaid principal balances of $1.40 billion at December 31, 2015 and $1.45 billion at December 31, 2014, which are not reflected in the accompanying consolidated statements of financial condition.  As described in Note 1, we outsource our residential mortgage loan servicing to a third party under a sub-servicing agreement.

The estimated fair value of our MSR was $11.0 million at December 31, 2015 and $11.4 million at December 31, 2014.  The fair value of MSR is highly sensitive to changes in assumptions.  See Note 18 for a description of the assumptions used to estimate the fair value of MSR.

The following table summarizes MSR activity for the years indicated.

	For the Year Ended December 31,
(In Thousands)	2015	2014	2013
Carrying amount before valuation allowance at beginning of year	$14,136	$15,595	$15,143
Additions – servicing obligations that result from transfers of financial assets	1,352	1,123	3,681
Amortization	(2,307)	(2,582)	(3,229)
Carrying amount before valuation allowance at end of year	13,181	14,136	15,595
Valuation allowance at beginning of year	(2,735)	(2,795)	(8,196)
Recovery of valuation allowance	568	60	5,401
Valuation allowance at end of year	(2,167)	(2,735)	(2,795)
Net carrying amount at end of year	$11,014	$11,401	$12,800

The following table summarizes mortgage banking income, net, for the years indicated.

	For the Year Ended December 31,
(In Thousands)	2015	2014	2013
Loan servicing fees	$3,940	$4,085	$4,189
Net gain on sales of loans	2,021	1,763	6,880
Amortization of MSR	(2,307)	(2,582)	(3,229)
Recovery of valuation allowance on MSR	568	60	5,401
Total mortgage banking income, net	$4,222	$3,326	$13,241

At December 31, 2015, estimated future MSR amortization through 2020 was as follows: $1.8 million for 2016, $1.6 million for 2017, $1.4 million for 2018, $1.2 million for 2019 and $1.1 million for 2020.  Actual results will vary depending upon the level of repayments on the loans currently serviced.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(7)    Deposits

The following table summarizes deposits at the dates indicated.

	At December 31,
		2015			2014
(Dollars in Thousands)	Weighted Average Rate	Balance	Percent of Total	Weighted Average Rate	Balance	Percent of Total
Core deposits:
NOW	0.06%	$1,415,430	15.54%	0.06%	$1,331,345	14.01%
Non-interest bearing NOW and demand deposit	—	998,393	10.96	—	867,432	9.13
Money market	0.26	2,560,204	28.12	0.24	2,373,484	24.96
Savings	0.05	2,137,818	23.48	0.05	2,237,142	23.54
Total core deposits	0.12	7,111,845	78.10	0.11	6,809,403	71.64
Certificates of deposit	1.16	1,994,182	21.90	1.47	2,695,506	28.36
Total deposits	0.35%	$9,106,027	100.00%	0.50%	$9,504,909	100.00%

The aggregate amount of certificates of deposit with balances equal to or greater than $100,000 was $590.6 million at December 31, 2015 and $871.2 million at December 31, 2014.  There were no brokered certificates of deposit at December 31, 2015 and 2014.

The following table details the scheduled maturities of our certificates of deposit at December 31, 2015.

Year	Weighted Average Rate	Balance	Percent of Total
		(In Thousands)
2016	1.06%	$926,241	46.45%
2017	0.94	392,744	19.69
2018	1.08	185,089	9.28
2019	1.46	183,596	9.21
2020	1.60	305,363	15.31
2021 and thereafter	1.70	1,149	0.06
Total	1.16%	$1,994,182	100.00%

The following table summarizes interest expense on deposits for the years indicated.

	For the Year Ended December 31,
(In Thousands)	2015	2014	2013
Interest-bearing NOW	$778	$706	$691
Money market	6,496	5,527	5,646
Savings	1,093	1,182	1,329
Certificates of deposit	28,976	43,940	54,951
Total interest expense on deposits	$37,343	$51,355	$62,617

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(8)    Borrowings

The following table summarizes our borrowings at the dates indicated.

	At December 31,
	2015		2014
(Dollars in Thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal funds purchased	$435,000	0.57%	$455,000	0.31%
Reverse repurchase agreements	1,100,000	3.62	1,100,000	3.62
FHLB-NY advances	2,180,000	1.86	2,384,000	1.72
Other borrowings, net	249,222	5.00	248,691	5.00
Total borrowings, net	$3,964,222	2.40%	$4,187,691	2.26%

Through the Federal Reserve Bank of New York discount window we have the ability to borrow additional funds should the need arise on a short-term basis, primarily overnight. Our borrowing capacity through the discount window totaled approximately $506.2 million at December 31, 2015. In order to have the ability to borrow through the discount window, the Federal Reserve Bank of New York requires that collateral is pledged. In accordance with such requirements, at December 31, 2015, we had pledged as collateral with the Federal Reserve Bank of New York securities with an amortized cost of $150.8 million and commercial real estate mortgage loans with an unpaid principal balance of $899.9 million. We view the discount window as a secondary source of liquidity and, during 2015 and 2014, we did not utilize this source.

Federal Funds Purchased

The outstanding federal funds purchased at December 31, 2015 and 2014 were due overnight. During the year ended December 31, 2015, federal funds purchased averaged $481.9 million with a weighted average interest rate of 0.33% and the maximum amount outstanding at any month end was $660.0 million. During the year ended December 31, 2014, federal funds purchased averaged $377.1 million with a weighted average interest rate of 0.30% and the maximum outstanding at any month end was $455.0 million.  During the year ended December 31, 2013, federal funds purchased averaged $209.4 million with a weighted average interest rate of 0.28% and the maximum outstanding at any month end was $335.0 million.

Reverse Repurchase Agreements

The outstanding reverse repurchase agreements at December 31, 2015 and 2014 were fixed rate, had original contractual maturities ranging from four to seven years and were collateralized by GSE securities, of which 83% were residential mortgage-backed securities and 17% were obligations of GSEs. Securities collateralizing these agreements had an amortized cost of $1.21 billion and an estimated fair value of $1.20 billion, including accrued interest, at December 31, 2015 and an amortized cost of $1.26 billion and an estimated fair value of $1.26 billion, including accrued interest, at December 31, 2014 and are classified as encumbered securities in the consolidated statements of financial condition. The amount of excess collateral required is governed by each individual contract. The primary risk associated with these secured borrowings is the requirement to pledge a market value based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with our policies, criteria for eligible counterparties has been established and excess collateral pledged is monitored to minimize our exposure.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes information relating to reverse repurchase agreements.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2015	2014	2013
Average balance during the year	$1,100,000	$1,100,000	$1,100,000
Maximum balance at any month end during the year	1,100,000	1,100,000	1,100,000
Balance outstanding at end of year	1,100,000	1,100,000	1,100,000
Weighted average interest rate during the year	3.62%	3.82%	4.06%
Weighted average interest rate at end of year	3.62	3.62	3.87

The following table details the contractual maturities of our reverse repurchase agreements at December 31, 2015.

Year	Amount
	(In Thousands)
2018	$200,000	(1)
2019	600,000	(1)
2020	300,000	(2)
Total	$1,100,000

(1)	Callable in 2016.

(2)	Includes $200.0 million of borrowings which are callable in 2016 and $100.0 million of borrowings which are callable in 2017.

FHLB-NY Advances

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of our stock in the FHLB-NY, certain qualifying mortgage loans and mortgage-backed and other securities not otherwise pledged.

The following table summarizes information relating to FHLB-NY advances.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2015	2014	2013
Average balance during the year	$2,250,592	$2,332,718	$2,512,425
Maximum balance at any month end during the year	2,515,000	2,617,000	2,881,000
Balance outstanding at end of year	2,180,000	2,384,000	2,454,000
Weighted average interest rate during the year	1.79%	1.78%	2.00%
Weighted average interest rate at end of year	1.86	1.72	1.79

The following table details the contractual maturities of FHLB-NY advances at December 31, 2015.

Year	Amount
	(In Thousands)
2016	$1,330,000	(1)
2020	850,000	(2)
Total	$2,180,000

(1)
Includes $210.0 million of borrowings due overnight, $220.0 million of borrowings due in less than 30 days, $225.0 million of borrowings due after 30 to 90 days and $675.0 million of borrowings due after 90 days.

(2)	Callable in 2017.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Other Borrowings

On June 19, 2012, we completed the sale of $250.0 million aggregate principal amount of 5.00% senior unsecured notes due 2017, or 5.00% Senior Notes.  The notes are registered with the Securities and Exchange Commission, or SEC, bear a fixed rate of interest of 5.00% and mature on June 19, 2017.  We may redeem all or part of the 5.00% Senior Notes at any time, subject to a 30 day minimum notice requirement, at par together with accrued and unpaid interest to the redemption date.  The carrying amount of the notes was $249.2 million at December 31, 2015 and $248.7 million at December 31, 2014.  The terms of these notes subject us to certain debt covenants.We were in compliance with such covenants at December 31, 2015.

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

The following table summarizes interest expense on borrowings for the years indicated.

	For the Year Ended December 31,
(In Thousands)	2015	2014	2013
Federal funds purchased	$1,590	$1,139	$587
Reverse repurchase agreements	40,373	42,626	45,272
FHLB-NY advances	40,790	41,911	50,654
Other borrowings	13,031	13,031	17,398
Total interest expense on borrowings	$95,784	$98,707	$113,911

(9)    Stockholders’ Equity

We have an automatic shelf registration statement on Form S-3 on file with the SEC, which allows us to periodically offer and sell, from time to time, in one or more offerings, individually or in any combination, common stock, preferred stock, depositary shares, debt securities, warrants to purchase common stock, preferred stock or debt securities and units consisting of one or more of the foregoing.  This shelf registration statement provides us with greater capital management flexibility and enables us to more readily access the capital markets in order to pursue growth opportunities that may become available to us in the future or should there be any changes in the regulatory environment that call for increased capital requirements.  Although the shelf registration statement does not limit the amount of the foregoing items that we may offer and sell, our ability and any decision to do so is subject to market conditions and our capital needs. In addition, pursuant to the terms of the Merger Agreement, we are limited in our ability to issue or sell our capital stock without the consent of NYCB. NYCB has agreed not to unreasonably withhold any such consent.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

On January 7, 2014, we adopted the Astoria Financial Corporation Dividend Reinvestment and Stock Purchase Plan, or the Stock Purchase Plan, and terminated the previously existing plan.  The Stock Purchase Plan allows our shareholders to automatically reinvest the cash dividend paid on all or a portion of their shares of our common stock into additional shares of our common stock and make optional cash purchases, up to $10,000 per month, of additional shares of our common stock, unless we grant a waiver permitting a higher amount of optional cash purchases.  Shares of common stock may be purchased either directly from us from authorized but unissued shares or from treasury shares, or on the open market. We have registered 1,500,000 shares of our common stock under the Securities Act of 1933, as amended, for offer and sale from time to time pursuant to the Stock Purchase Plan. During the year ended December 31, 2015, 482,460 shares of our common stock were purchased pursuant to the Stock Purchase Plan directly from us from treasury shares for net proceeds totaling $6.2 million.

On April 18, 2007, our Board of Directors approved our twelfth stock repurchase plan authorizing the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding in open-market or privately negotiated transactions.  At December 31, 2015, a maximum of 7,675,593 shares may yet be purchased under this plan. Pursuant to the terms of the Merger Agreement, we may not repurchase shares of our common stock without the consent of NYCB. NYCB has agreed not to unreasonably withhold any such consent. In December 2015, to facilitate the withholding of individual income taxes related to the vesting of restricted common stock awards in that month, a portion of the vested restricted stock awards was transferred by the recipients back to us. This transaction is presented in our Consolidated Statements of Changes in Stockholders' Equity as a repurchase of common stock, which increases treasury stock.

We are subject to the laws of the State of Delaware which generally limit dividends on capital stock to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over our statutory capital, or if there is no such excess, to our net profits for the current and/or immediately preceding fiscal year.  We are also required to seek the approval of the FRB prior to declaring a dividend.  Our ability to pay dividends, service our debt obligations and repurchase our common stock is dependent primarily upon receipt of dividend payments from Astoria Bank.  Our primary banking regulator, the Office of the Comptroller of the Currency, or OCC, regulates all capital distributions by Astoria Bank directly or indirectly to us, including dividend payments.  Astoria Bank must file an application to receive approval from the OCC for a proposed capital distribution if it does not qualify for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year-to-date plus the retained net income for the preceding two years.  During 2015, Astoria Bank was required to file such applications, and such applications were approved by the OCC.  Astoria Bank may not pay dividends to us if: (1) after paying those dividends, it would fail to meet applicable regulatory capital requirements; (2) the payment would violate any statute, regulation, regulatory agreement or condition; or (3) after making such distribution, the institution would become “undercapitalized” (as such term is used in the Federal Deposit Insurance Act).  Payment of dividends by Astoria Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice.  Astoria Bank must also provide notice to the FRB at least 30 days prior to declaring a dividend.  Astoria Bank paid dividends to Astoria Financial Corporation totaling $63.4 million during 2015. In addition, pursuant to the terms of the Merger Agreement, we may not pay quarterly cash dividends in excess of $0.04 per share on our common stock without the consent of NYCB. NYCB has agreed not to unreasonably withhold any such consent.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(10)    Commitments and Contingencies

Lease Commitments

At December 31, 2015, we were obligated through 2035 under various non-cancelable operating leases on buildings and land used for office space and banking purposes.  These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices.  Rent expense under the operating leases totaled $12.9 million for the year ended December 31, 2015, $12.5 million for the year ended December 31, 2014 and $13.5 million for the year ended December 31, 2013.

The minimum rental payments due under the terms of the non-cancelable operating leases at December 31, 2015, which have not been reduced by minimum sublease rentals of $2.3 million due in the future under non-cancelable subleases, are summarized below.

Year	Amount
(In Thousands)
2016	$12,704
2017	11,256
2018	9,924
2019	9,045
2020	8,458
2021 and thereafter	30,695
Total	$82,082

Outstanding Commitments

The following table summarizes our outstanding commitments at the dates indicated.

	At December 31,
(In Thousands)	2015	2014
Mortgage loans:
Commitments to extend credit – adjustable rate	$227,966	$289,086
Commitments to extend credit – fixed rate (1)	131,641	74,157
Commitments to purchase – adjustable rate	3,339	10,334
Commitments to purchase – fixed rate	19,685	27,818
Commitments to extend credit on consumer and other loans	16,157	12,345
Unused lines of credit:
Home equity and other consumer loans	79,119	101,329
Commercial and industrial loans	107,625	64,074
Commitments to sell loans	29,754	20,904
_______________________________

(1)	Includes commitments to originate loans held-for-sale totaling $15.4 million at December 31, 2015 and $14.8 million at December 31, 2014.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Assets Sold with Recourse

We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market.  Generally the loans we sell in the secondary market are subject to recourse for fraud and adherence to underwriting or quality control guidelines.  We repurchased one loan during 2015 as a result of these recourse provisions.  The principal balance of loans sold in the secondary market with recourse provisions in addition to fraud and adherence to underwriting or quality control guidelines amounted to $344.2 million at December 31, 2015 and $355.0 million at December 31, 2014.  We estimate the liability for such loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse.  The carrying amount of this liability was immaterial at December 31, 2015 and 2014.

On July 31, 2014, we completed a bulk sale transaction of certain non-performing residential mortgage loans that had a carrying value of $173.7 million. On September 12, 2014, we completed a second sale transaction, with the same counterparty as the bulk sale transaction, in which we sold additional non-performing residential mortgage loans with a carrying value of $4.0 million. The loan sale agreements governing the sale transactions contained usual and customary document cure provisions and indemnification provisions protecting the purchaser from breaches of our representations, warranties and covenants. These provisions expired in 2015 without any material claims presented. Accordingly, there were no adjustments to the purchase price for such loans, repurchases or indemnification payments during 2015 and 2014. See Notes 4 and 5 for additional information regarding these loan sales.

Guarantees

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  The guarantees generally extend for a term of up to one year and are fully collateralized.  For each guarantee issued, if the customer defaults on a payment or performance to the third party, we would have to perform under the guarantee.  Outstanding standby letters of credit totaled $3.3 million at December 31, 2015 and $1.2 million at December 31, 2014.  The fair values of these obligations were immaterial at December 31, 2015 and 2014.

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

City of New York Notice of Determination
By “Notice of Determination” dated September 14, 2010 and August 26, 2011, or the 2010 and 2011 Notices, the City of New York notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies related to our operation of Fidata Service Corp., or Fidata, and Astoria Federal Mortgage Corp., or AF Mortgage, subsidiaries of Astoria Bank. We disagree with the assertion of the tax deficiencies.  Hearings on the 2010 and 2011 Notices were held before the New York City Tax Appeals Tribunal, or the NYC Tax Appeals Tribunal, in March and April 2013. On October 29, 2014, the NYC Tax Appeals Tribunal issued a decision favorable to us canceling the 2010 and 2011 Notices. The City of New York appealed the decision of the NYC Tax Appeals Tribunal. The parties have submitted briefs to the NYC Tax Appeals Tribunal and presented oral arguments on November 19, 2015. At this time, management believes it is more likely than not that we will succeed in defending against the City of New York’s appeal. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at December 31, 2015 with respect to this matter.

By “Notice of Determination” dated November 19, 2014, or the 2014 Notice, the City of New York notified us of an alleged tax deficiency in the amount of $6.1 million, including interest and penalties, related to our 2009 and 2010 tax years, and by "Notice of Determination" dated August 5, 2015, or the 2015 Notice, the City of New York notified us of an alleged tax deficiency in the amount of $2.1 million, including interest and penalties, related to our 2011 through 2013 tax years. These deficiencies related to our operation of Fidata and AF Mortgage and the bases of the 2014 Notice and the 2015 Notice are substantially the same as that of the 2010 and 2011 Notices. We disagree with the assertion of the tax deficiencies, and we filed Petitions for Hearing with the City of New York on February 13, 2015 and September 9, 2015 to oppose the 2014 Notice and the 2015 Notice, respectively. By notice dated June 4, 2015, the NYC Tax Appeals Tribunal informed the parties that the proceedings relating to the 2014 Notice were adjourned pending the resolution of the proceedings with respect to the 2010 and 2011 Notices, the outcome of which may be determinative of some or all of the issues in this matter. On September 17, 2015, the NYC Tax Appeals Tribunal informed the parties that, barring the filing of an objection, the September 2015 Petition for Hearing would be consolidated with the February 2015 Petition and thus also adjourned pending resolution of the proceedings related to the 2010 and 2011 Notices. At this time,

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

management believes it is more likely than not that we will succeed in refuting the City of New York’s position asserted in the 2014 Notice and the 2015 Notice. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at December 31, 2015 with respect to this matter.

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

Merger-related Litigation
Following the announcement of the execution of the Merger Agreement, six lawsuits challenging the proposed Merger were filed in the Supreme Court of the State of New York, County of Nassau. These actions are captioned: (1) Sandra E. Weiss IRA v. Chrin, et al., Index No. 607132/2015 (filed November 4, 2015); (2) Raul v. Palleschi, et al., Index No. 607238/2015 (filed November 6, 2015); (3) Lowinger v. Redman, et al., Index No. 607268/2015 (filed November 9, 2015); (4) Minzer v. Astoria Fin. Corp., et al., Index No. 607358/2015 (filed November 12, 2015); (5) MSS 12-09 Trust v. Palleschi, et al., Index No. 607472/2015 (filed November 13, 2015); and (6) The Firemen’s Retirement System of St. Louis v. Keegan, et al., Index No. 607612/2015 (filed November 23, 2015). On January 15, 2016, the court consolidated the New York lawsuits under the caption In re Astoria Financial Corporation Shareholders Litigation, Index No. 607132/2015, and on January 29, 2016 the lead plantiffs filed an amended consolidated complaint.  In addition, a seventh lawsuit was filed challenging the proposed transaction in the Delaware Court of Chancery, captioned O’Connell v. Astoria Financial Corp., et al., Case No. 11928 (filed January 22, 2016). The plaintiff in this case filed an amended complaint on February 17, 2016. Each of the lawsuits is a putative class action filed on behalf of the stockholders of Astoria and names as defendants Astoria, its directors and NYCB.

The various complaints generally allege that the directors of Astoria breached their fiduciary duties in connection with their approval of the Merger Agreement because they failed to properly value Astoria and to take steps to maximize value to Astoria’s public stockholders, resulting in inadequate merger consideration. The complaints further allege that the directors of Astoria approved the Merger through a flawed and unfair sales process, alleging the absence of a competitive sales process and that the process was tainted by certain alleged conflicts of interest on the part of the Astoria directors regarding certain personal and financial benefits they will receive upon consummation of the proposed transaction that public stockholders of Astoria will not receive. The complaints also variously allege that the Astoria directors breached their fiduciary duties because they improperly agreed to deal protection devices that allegedly preclude other bidders from making a successful competing offer for Astoria, including a no solicitation provision that allegedly prevents other buyers from participating in discussions which may lead to a superior proposal, a matching rights provision that allows NYCB to match any competing proposal in the event one is made and a provision that requires Astoria to pay NYCB a termination fee of $69.5 million under certain circumstances. In addition, the lawsuit filed in Delaware also alleges that Astoria’s directors breached their fiduciary duties by causing a false and materially misleading Form S-4 Registration Statement to be filed with the SEC. Each of the complaints further alleges that NYCB aided and abetted the alleged fiduciary breaches by the Astoria directors.

Each of the actions seek, among other things, an order enjoining completion of the proposed Merger and an award of costs and attorneys’ fees. Certain of the actions also seek compensatory damages arising from the alleged breaches of fiduciary duty. The defendants believe these actions are without merit. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at December 31, 2015 with respect to these matters.

Other potential plaintiffs may also file additional lawsuits challenging the proposed Merger. The outcome of the pending and any additional future litigation is uncertain. If the cases are not resolved, these lawsuits could result in substantial costs to Astoria, including any costs associated with the indemnification of Astoria’s directors and officers. No assurance can be given at this time that the litigation against us will be resolved in our favor, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(11)    Income Taxes

The following table summarizes income tax expense for the years indicated.

	For the Year Ended December 31,
(In Thousands)	2015	2014	2013
Current:
Federal	$30,410	$17,435	$24,524
State and local	2,075	4,033	3,722
Total current	32,485	21,468	28,246
Deferred:
Federal	13,573	27,452	9,496
State and local	(16,259)	(22,641)	7
Total deferred	(2,686)	4,811	9,503
Total income tax expense	$29,799	$26,279	$37,749

The following is a reconciliation of income tax expense computed by applying the federal income tax rate to income before income tax expense to income tax expense included in the consolidated statements of income for the years indicated.

	For the Year Ended December 31,
(In Thousands)	2015	2014	2013
Expected income tax expense at statutory federal rate	$41,256	$42,768	$36,520
State and local taxes, net of federal tax effect	(9,220)	(12,096)	2,424
Tax exempt income (principally on BOLI)	(3,107)	(2,970)	(2,945)
Non-deductible ESOP compensation	—	—	2,613
Low income housing tax credit	(1,036)	(1,676)	(1,676)
Other, net	1,906	253	813
Total income tax expense	$29,799	$26,279	$37,749

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at the dates indicated.

	At December 31,
(In Thousands)	2015	2014
Deferred tax assets:
Allowances for losses	$41,924	$48,243
Compensation and benefits (principally pension and other postretirement benefit plans)	40,072	45,849
Mortgage loans (principally deferred loan origination costs)	2,548	981
Net unrealized loss on securities available-for-sale	194	—
State and local net operating loss carryforwards	16,341	16,122
Other deductible temporary differences	4,568	4,540
Total gross deferred tax assets	105,647	115,735
Less valuation allowance	—	(7,220)
Deferred tax assets, net of valuation allowance	105,647	108,515
Deferred tax liabilities:
Premises and equipment	(3,665)	(3,102)
Net unrealized gain on securities available-for-sale	—	(1,035)
MSR	(438)	(910)
Total gross deferred tax liabilities	(4,103)	(5,047)
Net deferred tax assets (included in other assets)	$101,544	$103,468

We believe that our historical and future results of operations, and tax planning strategies which could be employed, will more likely than not generate sufficient taxable income to enable us to realize our net deferred tax assets.

NYS income tax legislation, or the 2014 NYS legislation, was enacted on March 31, 2014 in connection with the approval of the NYS 2014-2015 budget. Portions of the new legislation result in significant changes in the calculation of income taxes imposed on banks and thrifts operating in NYS, including changes to (1) future period NYS tax rates, (2) rules related to sourcing of revenue for NYS tax purposes and (3) the NYS taxation of entities within one corporate structure, among other provisions. In recent years, we have been subject to taxation in NYS under an alternative taxation method based on assets. Deferred tax items related to net operating loss carryforwards and temporary differences could not be utilized under the alternative taxation method and were not anticipated to become utilizable in the future. As such, no deferred tax assets were previously established for these items. The new legislation, among other things, removed that alternative method. Further, the new law (1) resulted in an increase in our tax expense beginning in 2015 and (2) caused us to recognize temporary differences and net operating loss carryforward benefits in 2014 which we were unable to recognize previously. The impact of the 2014 changes in the NYS income tax legislation, including the effects of a 2014 fourth quarter resolution of an income tax matter with NYS, was an increase in our net deferred tax asset in the statement of financial condition with a corresponding reduction in income tax expense of $15.7 million in 2014. As was the case with NYS, for New York City we had been subject to income taxes on an alternative method based on assets through December 31, 2014 which similarly precluded recognition of deferred tax items. As such, we established a full valuation allowance and no deferred tax assets were recognized for New York City purposes at December 31, 2014.

On April 13, 2015, a package of additional NYS legislation, or the 2015 NYS legislation, was signed into law that, among other things, largely conformed New York City banking income tax laws to the 2014 NYS legislation. The 2015 NYS legislation is effective retroactively to tax years beginning on or after January 1, 2015. In addition, on June 30, 2015, the State of Connecticut enacted tax legislation that changed the method for calculating Connecticut income taxes, resulting in the recognition of certain deferred tax assets. The impacts of the legislation resulted in the reversal of our valuation allowance and an increase in our net deferred tax asset in the statement of financial condition with a corresponding reduction in income tax expense of $11.4 million in the second quarter of 2015.

At December 31, 2015, we have available a NYS net operating loss carryforward of $202.3 million which expires in 2035. Utilization of this net operating loss carryforward, and the ability to carryover any remaining unused amount to subsequent years,

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

is subject to certain limitations as well as elections that may be made by us. In addition, we have available New York City net operating loss carryforwards of $74.7 million, which expire in various years from 2026 through 2034.

We file income tax returns in the United States federal jurisdiction and in NYS and New York City jurisdictions, as well as various other state jurisdictions in which we do business.  With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2013.

The following is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the years indicated.  The amounts have not been reduced by the federal deferred tax effects of unrecognized state tax benefits.

	For the Year Ended December 31,
(In Thousands)	2015	2014	2013
Unrecognized tax benefits at beginning of year	$2,155	$4,009	$3,428
Additions as a result of a tax position taken during the current period	830	675	600
Reductions as a result of tax positions taken during a prior period	—	—	(19)
Reductions relating to settlement with taxing authorities	(1,500)	(2,529)	—
Unrecognized tax benefits at end of year	$1,485	$2,155	$4,009

If realized, all of our unrecognized tax benefits at December 31, 2015 would affect our effective income tax rate.  After the related federal tax effects, realization of those benefits would reduce income tax expense by $973,000.

In addition to the above unrecognized tax benefits, we have accrued liabilities for interest and penalties related to uncertain tax positions totaling $437,000 at December 31, 2015, $469,000 at December 31, 2014 and $1.1 million at December 31, 2013. We accrued interest and penalties on uncertain tax positions as an element of our income tax expense, net of the related federal tax effects, totaling $194,000 during the year ended December 31, 2015, $247,000 during the year ended December 31, 2014 and $224,000 during the year ended December 31, 2013.  Realization of all of our unrecognized tax benefits would result in a further reduction in income tax expense of $329,000 for the reversal of accrued interest and penalties, net of the related federal tax effects.

Astoria Bank’s retained earnings at December 31, 2015 and 2014 includes base-year bad debt reserves, created for tax purposes prior to 1988, totaling $165.8 million.  A related deferred federal income tax liability of $58.0 million has not been recognized.  Base-year reserves are subject to recapture in the unlikely event that Astoria Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(12)    Earnings Per Common Share

The following table is a reconciliation of basic and diluted EPS for the years indicated.

	For the Year Ended December 31,
(In Thousands, Except Share Data)	2015	2014	2013
Net income	$88,075	$95,916	$66,593
Preferred stock dividends	(8,775)	(8,775)	(7,214)
Net income available to common shareholders	79,300	87,141	59,379
Income allocated to participating securities	(726)	(973)	(720)
Net income allocated to common shareholders	$78,574	$86,168	$58,659

Basic weighted average common shares outstanding	99,612,473	98,384,443	97,121,497
Dilutive effect of stock options and restricted stock units (1) (2)	357,365	—	—
Diluted weighted average common shares outstanding	99,969,838	98,384,443	97,121,497

Basic EPS	$0.79	$0.88	$0.60
Diluted EPS	$0.79	$0.88	$0.60

(1)
Excludes options to purchase 14,167 shares of common stock which were outstanding during the year ended December 31, 2015; options to purchase 962,783 shares of common stock which were outstanding during the year ended December 31, 2014; and options to purchase 2,096,708 shares of common stock which were outstanding during the year ended December 31, 2013 because their inclusion would be anti-dilutive.

(2)
Excludes 644,319 unvested restricted stock units which were outstanding during the year ended December 31, 2015; 758,792 unvested restricted stock units which were outstanding during the year ended December 31, 2014; and 387,791 unvested restricted stock units outstanding during the year ended December 31, 2013 because their inclusion would be anti-dilutive.

(13)    Other Comprehensive Income/Loss

The following tables set forth the components of accumulated other comprehensive loss, net of related tax effects, at the dates indicated and the changes during the years ended December 31, 2015 and 2014.

(In Thousands)	At December 31, 2014	Other Comprehensive Income (Loss)	At December 31, 2015
Net unrealized gain (loss) on securities available-for-sale	$4,686	$(1,859)	$2,827
Net actuarial loss on pension plans and other postretirement benefits	(67,476)	9,080	(58,396)
Prior service cost on pension plans and other postretirement benefits	(3,161)	113	(3,048)
Accumulated other comprehensive loss	$(65,951)	$7,334	$(58,617)

(In Thousands)	At December 31, 2013	Other Comprehensive Income (Loss)	At December 31, 2014
Net unrealized (loss) gain on securities available-for-sale	$(4,366)	$9,052	$4,686
Net actuarial loss on pension plans and other postretirement benefits	(30,600)	(36,876)	(67,476)
Prior service cost on pension plans and other postretirement benefits	(3,284)	123	(3,161)
Accumulated other comprehensive loss	$(38,250)	$(27,701)	$(65,951)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the components of other comprehensive income/loss for the years indicated.

(In Thousands)	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
For the Year Ended December 31, 2015
Net unrealized loss on securities available-for-sale:
Net unrealized holding loss on securities arising during the year	$(3,048)	$1,232	$(1,816)
Reclassification adjustment for gain on sales of securities included in net income	(72)	29	(43)
Net unrealized loss on securities available-for-sale	(3,120)	1,261	(1,859)

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	12,265	(4,956)	7,309
Reclassification adjustment for net actuarial loss included in net income	2,973	(1,202)	1,771
Net actuarial loss adjustment on pension plans and other postretirement benefits	15,238	(6,158)	9,080

Reclassification adjustment for prior service cost on pension plans and other post retirement benefits included in net income	190	(77)	113
Other comprehensive income	$12,308	$(4,974)	$7,334

For the Year Ended December 31, 2014
Net unrealized gain on securities available-for-sale:
Net unrealized holding gain on securities arising during the year	$14,134	$(4,991)	$9,143
Reclassification adjustment for gain on sales of securities included in net income	(141)	50	(91)
Net unrealized gain on securities available-for-sale	13,993	(4,941)	9,052

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	(60,583)	23,116	(37,467)
Reclassification adjustment for net actuarial loss included in net income	913	(322)	591
Net actuarial loss adjustment on pension plans and other postretirement benefits	(59,670)	22,794	(36,876)

Reclassification adjustment for prior service cost on pension plans and other post retirement benefits included in net income	190	(67)	123
Other comprehensive loss	$(45,487)	$17,786	$(27,701)

For the Year Ended December 31, 2013
Net unrealized loss on securities available-for-sale:
Net unrealized holding loss on securities arising during the year	$(16,202)	$5,717	$(10,485)
Reclassification adjustment for gain on sales of securities included in net income	(2,057)	725	(1,332)
Net unrealized loss on securities available-for-sale	(18,259)	6,442	(11,817)

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	68,150	(23,970)	44,180
Reclassification adjustment for net actuarial loss included in net income	3,610	(1,275)	2,335
Net actuarial loss adjustment on pension plans and other postretirement benefits	71,760	(25,245)	46,515

Reclassification adjustment for prior service cost on pension plans and other post retirement benefits included in net income	213	(71)	142
Other comprehensive income	$53,714	$(18,874)	$34,840

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to, and the affected line items in, the consolidated statement of income for the years indicated.

(In Thousands)	For the Year Ended December 31,		Income Statement Line Item
	2015	2014
Reclassification adjustment for gain on sales of securities	$72	$141	Gain on sales of securities
Reclassification adjustment for net actuarial loss (1)	(2,973)	(913)	Compensation and benefits
Reclassification adjustment for prior service cost (1)	(190)	(190)	Compensation and benefits
Total reclassifications, before tax	(3,091)	(962)
Income tax effect	1,250	339	Income tax expense
Total reclassifications, net of tax	$(1,841)	$(623)	Net income

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

	Pension Benefits		Other Postretirement Benefits
	At or For the Year Ended December 31,		At or For the Year Ended December 31,
(In Thousands)	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$270,272	$230,361	$28,545	$18,766
Service cost	—	—	2,129	1,241
Interest cost	9,929	10,450	1,004	930
Actuarial (gain) loss	(16,739)	48,633	(6,179)	8,371
Benefits paid	(11,111)	(19,172)	(554)	(763)
Benefit obligation at end of year	252,351	270,272	24,945	28,545
Change in plan assets:
Fair value of plan assets at beginning of year	187,074	189,367	—	—
Actual return on plan assets	3,881	11,264	—	—
Employer contribution	543	5,615	554	763
Benefits paid	(11,111)	(19,172)	(554)	(763)
Fair value of plan assets at end of year	180,387	187,074	—	—
Funded status at end of year	$(71,964)	$(83,198)	$(24,945)	$(28,545)
The underfunded pension benefits and other postretirement benefits at December 31, 2015 and 2014 are included in other liabilities in our consolidated statements of financial condition.

We did not make a contribution to the Astoria Bank Pension Plan in 2015 and we do not expect to make a contribution in 2016. No pension plan assets are expected to be returned to us.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the pre-tax components of accumulated other comprehensive loss related to pension plans and other postretirement benefits at the dates indicated.  We expect that $2.7 million in net actuarial loss and $190,000 in prior service cost will be recognized as components of net periodic cost in 2016.

	Pension Benefits		Other Postretirement Benefits
	At December 31,		At December 31,
(In Thousands)	2015	2014	2015	2014
Net actuarial loss (gain)	$99,078	$108,137	$(5,408)	$771
Prior service cost	4,760	4,950	—	—
Total accumulated other comprehensive loss (income)	$103,838	$113,087	$(5,408)	$771

The accumulated benefit obligation for all defined benefit pension plans was $252.4 million at December 31, 2015 and $270.3 million at December 31, 2014.  Included in the tables of pension benefits are the Astoria Excess and Supplemental Benefit Plans, Astoria Directors’ Retirement Plan, the Greater New York Savings Bank, or Greater, Directors’ Retirement Plan and the Long Island Bancorp, Inc., or LIB, Directors’ Retirement Plan, which are unfunded plans.  The projected benefit obligation and accumulated benefit obligation for these plans each totaled $14.4 million at December 31, 2015 and $15.1 million at December 31, 2014.

The following table presents the discount rates used to determine the benefit obligations at the dates indicated.

	At December 31,
	2015	2014
Pension Benefit Plans:
Astoria Bank Pension Plan	4.09%	3.77%
Astoria Excess and Supplemental Benefit Plans	3.86	3.60
Astoria Directors’ Retirement Plan	3.67	3.47
Greater Directors’ Retirement Plan	3.30	3.12
LIB Directors’ Retirement Plan	0.95	0.59
Other Postretirement Benefit Plan:
Astoria Bank Retiree Health Care Plan	4.25	3.89

The following table summarizes the components of net periodic (benefit) cost for the years indicated.

	Pension Benefits			Other Postretirement Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
(In Thousands)	2015	2014	2013	2015	2014	2013
Service cost	$—	$—	$—	$2,129	$1,241	$1,578
Interest cost	9,929	10,450	9,549	1,004	930	1,279
Expected return on plan assets	(14,534)	(14,843)	(12,754)	—	—	—
Recognized net actuarial loss (gain)	2,973	1,401	3,138	—	(488)	472
Amortization of prior service cost	190	190	213	—	—	—
Net periodic (benefit) cost	$(1,442)	$(2,802)	$146	$3,133	$1,683	$3,329

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the assumptions used to determine the net periodic (benefit) cost for the years ended December 31, 2015 and 2014.

	Discount Rate		Expected Return on Plan Assets
	2015	2014	2015	2014
Pension Benefit Plans:
Astoria Bank Pension Plan	3.77%	4.66%	8.00%	8.00%
Astoria Excess and Supplemental Benefit Plans	3.60	4.39	N/A	N/A
Astoria Directors’ Retirement Plan	3.47	4.23	N/A	N/A
Greater Directors’ Retirement Plan	3.12	3.64	N/A	N/A
LIB Directors’ Retirement Plan	0.59	0.50	N/A	N/A
Other Postretirement Benefit Plan:
Astoria Bank Retiree Health Care Plan	3.89	4.80	N/A	N/A

To determine the expected return on plan assets, we consider the long-term historical return information on plan assets, the mix of investments that comprise plan assets and the historical returns on indices comparable to the fund classes in which the plan invests.

The following table presents the assumed health care cost trend rates at the dates indicated.

	At December 31,
	2015	2014
Health care cost trend rate assumed for the next year:
Pre-age 65	7.50%	6.70%
Post-age 65	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.75%	5.00%
Year that the rate reaches the ultimate trend rate	2026	2021

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  The following table presents the effects of a one-percentage point change in assumed health care cost trend rates.

(In Thousands)	One Percentage Point Increase	One Percentage Point Decrease
Effect on total service and interest cost components	$736	$(560)
Effect on the postretirement benefit obligation	4,518	(3,524)

The following table summarizes total benefits expected to be paid under our defined benefit pension plans and other postretirement benefit plan as of December 31, 2015, which reflect expected future service as appropriate.

Year	Pension Benefits	Other Postretirement Benefits
	(In Thousands)
2016	$15,589	$883
2017	13,875	932
2018	12,999	976
2019	13,501	1,043
2020	13,162	1,131
2021-2025	69,927	6,625

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

	Carrying Value at December 31, 2015
(In Thousands)	Total	Level 1	Level 2	Level 3
PRIAC Pooled Separate Accounts (1)	$155,215	$—	$155,215	$—
Astoria Financial Corporation common stock	14,880	14,880	—	—
PRIAC Guaranteed Deposit Account	10,288	—	—	10,288
Cash and cash equivalents	4	4	—	—
Total	$180,387	$14,884	$155,215	$10,288

(1)	Consists of 44% large-cap equity securities, 33% debt securities, 11% international equities, 7% small-cap equity securities and 5% mid-cap equity securities.

	Carrying Value at December 31, 2014
(In Thousands)	Total	Level 1	Level 2	Level 3
PRIAC Pooled Separate Accounts (1)	$162,808	$—	$162,808	$—
Astoria Financial Corporation common stock	12,404	12,404	—	—
PRIAC Guaranteed Deposit Account	11,858	—	—	11,858
Cash and cash equivalents	4	4	—	—
Total	$187,074	$12,408	$162,808	$11,858

(1)	Consists of 41% large-cap equity securities, 38% debt securities, 9% international equities, 7% small-cap equity securities and 5% mid-cap equity securities.

The following table sets forth a summary of changes in the estimated fair value of the Astoria Bank Pension Plan’s Level 3 assets for the years indicated.

	For the Year Ended December 31,
(In Thousands)	2015	2014
Fair value at beginning of year	$11,858	$6,299
Total net (loss) gain, realized and unrealized, included in change in net assets (1)	(1)	191
Purchases	9,000	23,925
Sales	(10,569)	(18,557)
Fair value at end of year	$10,288	$11,858

(1)
Includes unrealized gain related to assets held at December 31, 2015 of $210,000 for the year ended December 31, 2015 and unrealized gain related to assets held at December 31, 2014 of $477,000 for the year ended December 31, 2014.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents information about significant unobservable inputs related to the Astoria Bank Pension Plan’s investment in Level 3 assets at the dates indicated.

	PRIAC Guaranteed Deposit Account Range at December 31,
	2015			2014
Significant unobservable inputs:
Composite market value factor	0.996	-	1.137	1.018	-	1.081
Gross guaranteed crediting rate (1)	2.85%	-	3.35%	2.50%	-	4.00%
_______________________________

(1)	Gross guaranteed crediting rates must be greater than or equal to contractual minimum crediting rate.

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

PRIAC Pooled Separate Accounts
The fair value of the Astoria Bank Pension Plan’s investments in the PRIAC Pooled Separate Accounts is based on the fair value of the underlying securities included in the pooled separate accounts which consist of equity securities and bonds.  Investments in these accounts are represented by units and a per unit value.  The unit values are calculated by PRIAC and fair value is reported at unit value as a practical expedient for fair value.  For the underlying equity securities, PRIAC obtains closing market prices for those securities traded on a national exchange.  For bonds, PRIAC obtains prices from a third party pricing service using inputs such as benchmark yields, reported trades, broker/dealer quotes and issuer spreads.  Prices are reviewed by PRIAC and are challenged if PRIAC believes the price is not reflective of fair value.  There are no restrictions as to the redemption of these pooled separate accounts nor does the Astoria Bank Pension Plan have any contractual obligations to further invest in any of the individual pooled separate accounts.  These investments are classified as Level 2.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Incentive Savings Plan

Astoria Bank maintains the 401(k) Plan which provides for contributions by both Astoria Bank and its participating employees.  Under the 401(k) Plan, which is a qualified, defined contribution pension plan, participants may contribute up to 30% of their pre-tax base salary, generally not to exceed $18,000 for the calendar year ended December 31, 2015.  Effective January 1, 2013, Astoria Bank made matching contributions equal to 50% of each employee's contributions not in excess of 6% of each employee's compensation, for a maximum contribution of 3% of a participating employee's compensation. Effective January 1, 2015, Astoria Bank makes matching contributions equal to 100% of each employee's contributions up to 3% of each employee's compensation plus 50% of each employee's contributions over 3% but not in excess of 6% of each employee's compensation for a maximum contribution of 4.5% of a participating employee's compensation.  Matching contributions totaled $3.9 million for the year ended December 31, 2015 and $2.2 million for the year ended December 31, 2014.  Participants vest immediately in their own contributions and after a period of one year for Astoria Bank contributions.

Employee Stock Ownership Plan

Astoria Bank maintained an ESOP for its eligible employees, which was a defined contribution pension plan.  To fund the purchase of the ESOP shares, the ESOP borrowed funds from us.  Astoria Bank made contributions to fund debt service.  The ESOP loans were prepaid in full on December 20, 2013. Shares purchased by the ESOP were held in trust for allocation among participants as the loans were repaid. As a result of the prepayment of the ESOP loans in full on December 20, 2013, the remaining 967,013 unallocated shares were released from the pledge agreement and allocated to participants as of December 31, 2013. Effective December 31, 2013 the ESOP was frozen and on April 1, 2014, the ESOP was merged into the 401(k) Plan. Compensation expense related to the ESOP totaled $11.2 million for the year ended December 31, 2013.

(15)    Stock Incentive Plans

On May 21, 2014, our shareholders approved the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2014 Employee Stock Plan, which amended and restated the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan, as of that date.  The 2014 Employee Stock Plan authorized 3,250,000 shares of common stock for future grants to officers and employees on and after May 21, 2014.  In addition, immediately prior to the approval of the 2014 Employee Stock Plan, there remained 507,925 shares available for future grants under the 2005 Employee Stock Plan which were carried over to the 2014 Employee Stock Plan and no further grants may be made under the 2005 Employee Stock Plan. Accordingly, under the 2014 Employee Stock Plan, a total of 3,757,925 shares of common stock were reserved for options, restricted stock, restricted stock units and/or stock appreciation right grants, of which 3,310,991 shares remain available for issuance of future grants at December 31, 2015.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes employee restricted common stock grant awards by year for grant years with unvested shares outstanding at December 31, 2015 and the remaining vesting schedule.

	2015	2014		2013		2012	2011
Number of shares of restricted common stock:
Granted during the year	401,520	482,001		494,420		155,000	663,530
Unvested at December 31, 2015	170,390	63,427		—		—	65,000
Scheduled to vest during the year ending:
December 31, 2016	44,020	35,040	(2)	—	(2)	—	65,000	(1)
December 31, 2017	126,370	28,387		—		—	—
______________________________

(1)	Shares of restricted common stock granted under a performance-based award which will vest on June 30, 2016 if the performance conditions are met.

(2)	In December 2015, vesting conditions were accelerated for the remaining 2013 and certain 2014 restricted common stock grant awards, totaling 200,797 shares, otherwise scheduled to vest in 2016.

In addition to the restricted common stock grants detailed in the table above, performance-based restricted stock units were granted to select officers under the 2014 Employee Stock Plan during the year ended December 31, 2015 and under the 2005 Employee Stock Plan during the years ended December 31, 2014 and 2013.  Each restricted stock unit granted represents a right to receive one share of our common stock in the future, subject to meeting certain criteria.  The restricted stock units have specified performance objectives within a specified performance measurement period and no voting or dividend rights prior to vesting and delivery of shares.  Shares will be issued on the vest date at a specified percentage of units granted, ranging from 0% to 125%, based on actual performance of the Company during the performance measurement period, as defined by the grant.  However, in the event of a change in control prior to the end of the performance measurement period, the restricted stock units will vest on the change in control date and shares will be issued at 100% of units granted.  Absent a change in control, if a grantee’s employment terminates prior to the end of the performance measurement period all restricted stock units will be forfeited.  In the event the grantee's employment terminates during the period on or after the end of the performance measurement period through the vest date due to death, disability, retirement or a change in control, the grantee will remain entitled to the shares otherwise earned.

The following table summarizes restricted stock units awarded by year for grant years with unvested units outstanding at December 31, 2015.

	2015	2014	2013
Number of shares of restricted stock units:
Granted during the year	409,800	395,900	432,300
Unvested at December 31, 2015	400,600	350,900	—	(1)
Vest date	February 1, 2018	February 1, 2017	February 1, 2016
Performance measurement period:
Fiscal year ended	December 31, 2017	December 31, 2016	December 31, 2015
______________________________

(1)	In December 2015 vesting conditions for the remaining 366,400 shares of the 2013 restricted stock units granted were deemed to have been achieved.

Under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, or the 2007 Director Stock Plan, 240,080 shares of common stock were reserved for restricted stock grants, of which 28,232 shares of restricted common stock were granted in 2015 and 49,633 shares remain available at December 31, 2015 for issuance of future grants.  Annual awards and discretionary grants, as such terms are defined in the plan, are authorized under the 2007 Director Stock Plan.  Annual awards to non-employee directors occur on the third business day after we issue a press release announcing annual financial results for the prior year.  Discretionary grants may be made to eligible directors from time to time as consideration for services rendered or promised to be rendered.  Such grants are made on such terms and conditions as determined by a committee of independent directors.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The following table summarizes restricted common stock and performance-based restricted stock unit activity in our stock incentive plans for the year ended December 31, 2015.

	Restricted Common Stock			Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value		Number of Units	Weighted Average Grant Date Fair Value
Unvested at beginning of year	752,701		$11.90	776,500		$10.66
Granted	429,752		13.05	409,800		12.64
Vested	(741,690)	(1)	(12.18)	(366,400)	(2)	(9.22)
Forfeited	(65,946)		(11.77)	(68,400)		(11.03)
Unvested at end of year	374,817		12.68	751,500		12.41

(1)	Includes 200,797 shares originally scheduled to vest at various times during 2016 that had a compensation expense of $2.4 million.

(2)	Shares originally scheduled to vest in February 2016.

The aggregate fair value on the vest date of restricted common stock awards which vested totaled $11.7 million during the year ended December 31, 2015, $6.6 million during the year ended December 31, 2014 and $9.6 million during the year ended December 31, 2013. The weighted average grant date fair value of restricted common stock was $13.05 per share during the year ended December 31, 2015, $12.58 per share during the year ended December 31, 2014 and $9.70 per share during the year ended December 31, 2013.

Options outstanding at December 31, 2015, granted under plans other than the 2014 Employee Stock Plan, 2005 Employee Stock Plan and 2007 Director Stock Plan, have a maximum term of ten years and were granted in tandem with limited stock appreciation rights exercisable only in the event we experience a change in control, as defined by the plans.  Common shares are issued from treasury stock upon the exercise of stock options.  No options were exercised during the years ended December 31, 2015, 2014 and 2013.  We have an adequate number of shares available in treasury stock for future stock option exercises.

The following table summarizes option activity in our stock incentive plans for the year ended December 31, 2015.

	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	36,000	$28.58
Expired	(24,000)	(27.99)
Outstanding and exercisable at end of year	12,000	29.76

At December 31, 2015, options outstanding and exercisable had no intrinsic value and a weighted average remaining contractual term of approximately 7 months.

Stock-based compensation expense totaled $6.8 million, net of taxes of $4.6 million, for the year ended December 31, 2015, $5.6 million, net of taxes of $3.1 million, for the year ended December 31, 2014 and $4.5 million, net of taxes of $2.5 million, for the year ended December 31, 2013.  At December 31, 2015, pre-tax compensation cost related to all unvested awards of restricted common stock and restricted stock units not yet recognized totaled $6.3 million and will be recognized over a weighted average period of approximately 1.8 years which excludes $4.5 million of pre-tax compensation cost related to 65,000 shares of performance-based restricted common stock granted in 2011 and 288,025 performance-based restricted stock units granted in 2014 and 2015, for which compensation cost will begin to be recognized when the achievement of the performance conditions becomes probable.

(16)    Investments in Affordable Housing Limited Partnerships

Effective January 1, 2015, we adopted the guidance in ASU 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Qualified Affordable Housing Projects,” which applies to all reporting entities that invest in

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Our investment in affordable housing limited partnerships, reflected in other assets in the consolidated statements of financial condition, totaled $17.2 million at December 31, 2015 and $18.3 million at December 31, 2014. Our funding obligation related to such investments, reflected in other liabilities in the consolidated statements of financial condition, totaled $12.9 million at December 31, 2015 and $15.0 million at December 31, 2014. Funding installments are due on an "as needed" basis, currently projected over the next three years, the timing of which cannot be estimated.

Expense related to our investments in affordable housing limited partnerships, included in other non-interest expense in the consolidated statements of income, totaled $1.1 million for the year ended December 31, 2015, $1.5 million for the year ended December 31, 2014 and $1.5 million for the year ended December 31, 2013. Affordable housing tax credits and other tax benefits recognized as a component of income tax expense in the consolidated statements of income totaled $1.4 million for the year ended December 31, 2015, $2.2 million for the year ended December 31, 2014 and $2.2 million for the year ended December 31, 2013.

(17)    Regulatory Matters

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Reform Act, in July 2013, the federal bank regulatory agencies issued final rules, or the Final Capital Rules, that subjected many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements effective January 1, 2015. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Third Basel Accord adopted by the Basel Committee on Banking Supervision.  In doing so, the Final Capital Rules:

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

•
Changed the definitions of capital categories for insured depository institutions for purposes of the Federal Deposit Insurance Corporation Improvement Act of 1991 prompt corrective action provisions. Under these revised definitions, to be considered well-capitalized, an insured depository institution must have a Tier 1 leverage capital ratio of at least 5.0% a Common equity tier 1 risk-based capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8.0% and a Total risk-based capital ratio of at least 10.0%.

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for Astoria Financial Corporation and Astoria Bank on January 1, 2015. The required minimum Conservation Buffer began to be phased in incrementally starting at 0.625% on January 1, 2016 and will increase to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At December 31, 2015, the capital levels of both Astoria Financial Corporation and Astoria Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The following table sets forth information regarding the regulatory capital requirements applicable to Astoria Financial Corporation and Astoria Bank at December 31, 2015.

	At December 31, 2015
	Actual		Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Astoria Financial Corporation:
Tier 1 leverage	$1,521,367	10.21%	$596,022	4.00%	$745,027	5.00%
Common equity tier 1 risk-based	1,401,376	16.00	394,092	4.50	569,244	6.50
Tier 1 risk-based	1,521,367	17.37	525,456	6.00	700,608	8.00
Total risk-based	1,620,612	18.51	700,608	8.00	875,760	10.00

Astoria Bank:
Tier 1 leverage	$1,670,312	11.29%	$591,787	4.00%	$739,734	5.00%
Common equity tier 1 risk-based	1,670,312	19.12	393,153	4.50	567,888	6.50
Tier 1 risk-based	1,670,312	19.12	524,204	6.00	698,939	8.00
Total risk-based	1,769,557	20.25	698,939	8.00	873,674	10.00

At December 31, 2014 Astoria Bank was in compliance with all regulatory capital requirements then in effect. The following table sets forth information regarding the regulatory capital requirements applicable to Astoria Bank at December 31, 2014.

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

	Carrying Value at December 31, 2015
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$330,539	$—	$330,539
Non-GSE issuance REMICs and CMOs	3,054	—	3,054
GSE pass-through certificates	11,264	—	11,264
Obligations of GSEs	71,939	—	71,939
Fannie Mae stock	2	2	—
Total securities available-for-sale	$416,798	$2	$416,796

	Carrying Value at December 31, 2014
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$268,998	$—	$268,998
Non-GSE issuance REMICs and CMOs	5,104	—	5,104
GSE pass-through certificates	13,557	—	13,557
Obligations of GSEs	96,698	—	96,698
Fannie Mae stock	2	2	—
Total securities available-for-sale	$384,359	$2	$384,357

The following is a description of valuation methodologies used for assets measured at estimated fair value on a recurring basis.

Residential mortgage-backed securities
Residential mortgage-backed securities comprised 83% of our securities available-for-sale portfolio at December 31, 2015 and 75% at December 31, 2014.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including options based pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  GSE securities, for which an active market exists for similar securities making observable inputs readily available, comprised 99% of our available-for-sale residential mortgage-backed securities portfolio at December 31, 2015 and 98% at December 31, 2014.

We review changes in the pricing service fair values from month to month taking into consideration changes in market conditions including changes in mortgage spreads, changes in treasury yields and changes in pricing on 15 and 30 year pass-through mortgage-backed securities.  Significant month over month price changes are analyzed further using discounted cash flow models and third

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

party quotes.  Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

Obligations of GSEs
Obligations of GSEs comprised 17% of our securities available-for-sale portfolio at December 31, 2015 and 25% at December 31, 2014 and consisted of debt securities issued by GSEs.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service gathers information from market sources and integrates relative credit information, observed market movements and sector news into their pricing applications and models.  Spread scales, representing credit risk, are created and are based on the new issue market, secondary trading and dealer quotes.  Option adjusted spread, or OAS, models are incorporated to adjust spreads of issues that have early redemption features.  Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

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

	Carrying Value at December 31,
(In Thousands)	2015	2014
Non-performing loans held-for-sale, net	$1,582	$153
Impaired loans	134,910	140,663
MSR, net	11,014	11,401
REO, net	16,307	19,375
Total	$163,813	$171,592

The following table provides information regarding the gains (losses) recognized on our assets measured at fair value on a non-recurring basis for the years indicated.

	For the Year Ended December 31,
(In Thousands)	2015	2014	2013
Non-performing loans held-for-sale, net (1)	$(445)	$—	$(520)
Impaired loans (2)	(4,284)	(6,311)	(21,992)
MSR, net (3)	568	60	5,401
REO, net (4)	(824)	(1,654)	(3,788)
Total	$(4,985)	$(7,905)	$(20,899)

(1)
Losses are charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to held-for-sale.  Losses subsequent to the transfer of a loan to held-for-sale are charged to other non-interest income.

(2)	Losses are charged against the allowance for loan losses.

(3)	Gains (losses) are credited/charged to mortgage banking income, net.

(4)
Gains (losses) are credited/charged to the allowance for loan losses upon the transfer of a loan to REO.  Losses subsequent to the transfer of a loan to REO are charged to REO expense which is a component of other non-interest expense.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Loans-held-for-sale, net (non-performing loans held-for-sale)
Fair values of non-performing loans held-for-sale are estimated through either preliminary bids from potential purchasers of the loans or the estimated fair value of the underlying collateral discounted for factors necessary to solicit acceptable bids, and adjusted as necessary based on management’s experience with sales of similar types of loans and, as such, are classified as Level 3.  At December 31, 2015, non-performing loans held for sale were comprised of 80% multi-family mortgage loans and 20% residential mortgage loans. At December 31, 2014, we held-for-sale one non-performing multi-family mortgage loan.

Loans receivable, net (impaired loans)
Impaired loans were comprised of 81% residential mortgage loans, 17% multi-family and commercial real estate mortgage loans and 2% home equity lines of credit at December 31, 2015 and 73% residential mortgage loans, 25% multi-family and commercial real estate mortgage loans and 2% home equity lines of credit at December 31, 2014.  Impaired loans for which a fair value adjustment was recognized were comprised of 80% residential mortgage loans, 19% multi-family and commercial real estate mortgage loans and 1% home equity lines of credit at December 31, 2015 and 69% residential mortgage loans, 30% multi-family and commercial real estate mortgage loans and 1% home equity lines of credit at December 31, 2014.  Our impaired loans are generally collateral dependent and, as such, are generally carried at the estimated fair value of the underlying collateral less estimated selling costs.

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

MSR, net
MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At December 31, 2015, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.97%, a weighted average constant prepayment rate on mortgages of 10.47% and a weighted average life of 6.1 years.  At December 31, 2014, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.48%, a weighted average constant prepayment rate on mortgages of 12.35% and a weighted average life of 5.7 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

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

REO, net
At December 31, 2015, REO totaled $19.8 million, including residential properties with a carrying value of $17.8 million. At December 31, 2014, REO totaled $35.7 million, including residential properties with a carrying value of $33.7 million. REO is initially recorded at estimated fair value less estimated selling costs.  Thereafter, we maintain a valuation allowance representing decreases in the properties' estimated fair value. The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

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

	At December 31, 2015
	Carrying Value	Estimated Fair Value
(In Thousands)		Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,296,799	$2,286,092	$2,286,092	$—
FHLB-NY stock	131,137	131,137	131,137	—
Loans held-for-sale, net (1)	8,960	9,037	—	9,037
Loans receivable, net (1)	11,055,081	11,112,709	—	11,112,709
MSR, net (1)	11,014	11,017	—	11,017
Financial Liabilities:
Deposits	9,106,027	9,123,740	9,123,740	—
Borrowings, net	3,964,222	4,132,940	4,132,940	—

	At December 31, 2014
	Carrying Value	Estimated Fair Value
(In Thousands)		Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,133,804	$2,131,371	$2,131,371	$—
FHLB-NY stock	140,754	140,754	140,754	—
Loans held-for-sale, net (1)	7,640	7,955	—	7,955
Loans receivable, net (1)	11,845,848	11,967,608	—	11,967,608
MSR, net (1)	11,401	11,406	—	11,406
Financial Liabilities:
Deposits	9,504,909	9,534,918	9,534,918	—
Borrowings, net	4,187,691	4,395,604	4,395,604	—
_______________________________

(1)	Includes assets measured at fair value on a non-recurring basis.

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

Borrowings, net
The fair values of borrowings are based upon an industry standard OAS model. This OAS model is calibrated to available counter party dealers' market quotes, as necessary.

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

Astoria Financial Corporation - Condensed Statements of Financial Condition

	At December 31,
(In Thousands)	2015	2014
Assets:
Cash	$102,338	$75,199
Other assets	760	711
Investment in Astoria Bank	1,812,393	1,755,078
Investment in AF Insurance Agency, Inc.	952	1,134
Total assets	$1,916,443	$1,832,122
Liabilities and stockholders’ equity:
Other borrowings, net	$249,222	$248,691
Other liabilities	3,773	3,361
Stockholders’ equity	1,663,448	1,580,070
Total liabilities and stockholders’ equity	$1,916,443	$1,832,122

Astoria Financial Corporation - Condensed Statements of Income

	For the Year Ended December 31,
(In Thousands)	2015	2014	2013
Interest income:
ESOP loans receivable	$—	$—	$344
Total interest income	—	—	344
Interest expense on borrowings	13,031	13,031	17,398
Net interest expense	13,031	13,031	17,054
Cash dividends from subsidiaries	64,524	40,620	45,150
Non-interest expense:
Compensation and benefits	2,820	2,925	3,261
Extinguishment of debt	—	—	4,266
Other	4,927	3,262	3,148
Total non-interest expense	7,747	6,187	10,675
Income before income taxes and equity in undistributed earnings of subsidiaries	43,746	21,402	17,421
Income tax benefit	8,056	6,662	9,644
Income before equity in undistributed earnings of subsidiaries	51,802	28,064	27,065
Equity in undistributed earnings of subsidiaries	36,273	67,852	39,528
Net income	88,075	95,916	66,593
Preferred stock dividends	8,775	8,775	7,214
Net income available to common shareholders	$79,300	$87,141	$59,379

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation - Condensed Statements of Cash Flows

	For the Year Ended December 31,
(In Thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$88,075	$95,916	$66,593
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(36,273)	(67,852)	(39,528)
Amortization of deferred costs	531	531	531
Increase in other assets, net of other liabilities and amounts due to subsidiaries	(1,752)	(484)	(998)
Net cash provided by operating activities	50,581	28,111	26,598
Cash flows from investing activities:
Principal payments on ESOP loans receivable	—	—	5,908
Redemption of Astoria Capital Trust I common securities	—	—	3,866
Net cash provided by investing activities	—	—	9,774
Cash flows from financing activities:
Repayment of borrowings with original terms greater than three months	—	—	(128,866)
Proceeds from issuance of common and preferred stock	6,168	8,121	135,000
Common stock repurchases	(6,869)	—	—
Cash payments for preferred stock issuance costs	—	—	(5,204)
Cash dividends paid to stockholders	(24,856)	(24,643)	(20,688)
Net tax benefit excess (shortfall) from stock-based compensation	2,115	192	(800)
Net cash used in financing activities	(23,442)	(16,330)	(20,558)
Net increase in cash and cash equivalents	27,139	11,781	15,814
Cash and cash equivalents at beginning of year	75,199	63,418	47,604
Cash and cash equivalents at end of year	$102,338	$75,199	$63,418

Supplemental disclosure:
Cash paid during the year for interest	$12,500	$12,500	$18,898

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	For the Year Ended December 31, 2015
(In Thousands, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$120,325	$119,034	$117,418	$116,639
Interest expense	34,604	33,884	32,684	31,955
Net interest income	85,721	85,150	84,734	84,684
Provision for loan losses credited to operations	(343)	(2,967)	(4,439)	(4,323)
Net interest income after provision for loan losses	86,064	88,117	89,173	89,007
Non-interest income	12,933	15,342	12,852	13,469
Total income	98,997	103,459	102,025	102,476
General and administrative expense	70,112	71,876	72,589	74,506
Income before income tax expense	28,885	31,583	29,436	27,970
Income tax expense (1)	9,578	152	10,530	9,539
Net income	19,307	31,431	18,906	18,431
Preferred stock dividends	2,194	2,194	2,194	2,193
Net income available to common shareholders	$17,113	$29,237	$16,712	$16,238
Basic earnings per common share	$0.17	$0.29	$0.17	$0.16
Diluted earnings per common share	$0.17	$0.29	$0.17	$0.16

	For the Year Ended December 31, 2014
(In Thousands, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$126,009	$123,380	$122,215	$120,746
Interest expense	38,039	37,606	37,595	36,822
Net interest income	87,970	85,774	84,620	83,924
Provision for loan losses charged (credited) to operations	1,631	(5,742)	(3,042)	(2,316)
Net interest income after provision for loan losses	86,339	91,516	87,662	86,240
Non-interest income	13,669	13,845	13,753	13,581
Total income	100,008	105,361	101,415	99,821
General and administrative expense	70,223	71,593	72,351	70,243
Income before income tax expense	29,785	33,768	29,064	29,578
Income tax (benefit) expense (2)	(1,764)	11,468	10,256	6,319
Net income	31,549	22,300	18,808	23,259
Preferred stock dividends	2,194	2,194	2,194	2,193
Net income available to common shareholders	$29,355	$20,106	$16,614	$21,066
Basic earnings per common share	$0.30	$0.20	$0.17	$0.21
Diluted earnings per common share	$0.30	$0.20	$0.17	$0.21
_______________________________

(1)	Includes net tax benefit of $11.4 million recognized in the 2015 second quarter related to the impact of income tax legislation enacted in the second quarter of 2015.

(2)
Includes net tax benefits of $11.5 million recognized in the 2014 first quarter and $4.2 million recognized in the 2014 fourth quarter related to the impact of the changes in the NYS income tax legislation enacted on March 31, 2014, including the effects of the 2014 fourth quarter resolution of an income tax matter with NYS.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

2.1	Agreement and Plan of Merger by and between Astoria Financial Corporation and New York Community Bancorp, Inc., dated October 28, 2015. (1)

3.1	Certificate of Incorporation of Astoria Financial Corporation, as amended effective as of June 3, 1998 and as further amended on September 6, 2006 and September 20, 2006. (2)

3.2	Bylaws of Astoria Financial Corporation, as amended March 19, 2008. (3)

3.3	Certificate of Designations of 6.50% Non-Cumulative Perpetual Preferred Stock, Series C of Astoria Financial Corporation. (4)

4.1	Astoria Financial Corporation Specimen Stock Certificate. (5)

4.2	Federal Stock Charter of Astoria Bank. (6)

4.3	Bylaws of Astoria Federal Savings and Loan Association n/k/a Astoria Bank, as amended effective January 29, 2014. (7)

4.4	Indenture, dated as of June 19, 2012, between Astoria Financial Corporation and Wilmington Trust, National Association, as Trustee. (8)

4.5	Form of 5.00% Senior Notes due 2017. (8)

4.6
Deposit Agreement, dated as of March 19, 2013, by and among Astoria Financial Corporation, Computershare Shareholder Services, LLC, as depositary, and the holders from time to time of the depositary receipts described therein. (4)

4.7	Form of depositary receipt representing the depositary shares of 6.50% Non-Cumulative Perpetual Preferred Stock, Series C of Astoria Financial Corporation. (4)

4.8	Form of Certificate representing the 6.50% Non-Cumulative Perpetual Preferred Stock, Series C of Astoria Financial Corporation. (4)

4.9	Astoria Financial Corporation Dividend Reinvestment and Stock Purchase Plan. (9)

Exhibits 10.1 through 10.59 are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(b) of this report.

10.1	Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Astoria Financial Corporation Directors’ Retirement Plan, as amended and restated effective February 15, 2012. (10)

10.2	The Long Island Bancorp, Inc., Non-Employee Directors Retirement Benefit Plan, as amended June 24, 1997 and as further Amended December 31, 2008. (11)

10.3	Astoria Financial Corporation Death Benefit Plan for Outside Directors. (5)

10.4	Astoria Financial Corporation Death Benefit Plan for Outside Directors - Amendment No. 1. (11)

10.5	Deferred Compensation Plan for Directors of Astoria Financial Corporation as Amended Effective January 1, 2009. (11)

10.6	1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, as amended December 29, 2005. (12)

10.7	2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (13)

Exhibit No.	Identification of Exhibit

10.8	Amendment No. 1 to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (14)

10.9	Amendment No. 2 to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (15)

10.10	2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (16)

10.11	Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (17)

10.12	Amendment No. 1 to the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (18)

10.13	Amendment No. 2 to the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (19)

10.14
Form of Performance-Based Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and Award Recipients utilized in connection with the award to Monte N. Redman dated July 1, 2011 pursuant to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, as amended. (20)

10.15
Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (21)

10.16
Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the Astoria Financial Corporation 2007 Non-employee Director Stock Plan. (21)

10.17
Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (6)

10.18	Astoria Federal Savings and Loan Association n/k/a Astoria Bank Annual Incentive Plan for Select Executives. (22)

10.19	Amendment No. 1 to the Astoria Federal Savings and Loan Association n/k/a Astoria Bank Annual Incentive Plan for Select Executives effective December 31, 2008, dated November 12, 2009. (23)

10.20	Astoria Financial Corporation Executive Officer Annual Incentive Plan, as amended March 19, 2014. (16)

10.21	Astoria Financial Corporation Amended and Restated Employment Agreement with Monte N. Redman, entered into as of October 16, 2014. (24)

10.22	Astoria Bank Amended and Restated Employment Agreement with Monte N. Redman, entered into as of October 16, 2014. (24)

Exhibit No.	Identification of Exhibit

10.23	Astoria Financial Corporation Amended and Restated Employment Agreement with Gerard C. Keegan, entered into as of October 16, 2014. (24)

10.24	Astoria Bank Amended and Restated Employment Agreement with Gerard C. Keegan, entered into as of October 16, 2014. (24)

10.25	Astoria Financial Corporation Amended and Restated Employment Agreement with Alan P. Eggleston, entered into as of October 16, 2014. (24)

10.26	Astoria Bank Amended and Restated Employment Agreement with Alan P. Eggleston, entered into as of October 16, 2014. (24)

10.27	Astoria Financial Corporation Amended and Restated Employment Agreement with Frank E. Fusco, entered into as of October 16, 2014. (24)

10.28	Astoria Bank Amended and Restated Employment Agreement with Frank E. Fusco, entered into as of October 16, 2014. (24)

10.29	Letter Agreement, entered into as of September 14, 2014, by and between Astoria Bank and Hugh J. Donlon. (25)

10.30	Astoria Financial Corporation Employment Agreement with Hugh J. Donlon, entered into as of October 14, 2014. (24)

10.31	Astoria Bank Employment Agreement with Hugh J. Donlon, entered into as of October 14, 2014. (24)

10.32	Employment Agreement by and between Astoria Financial Corporation and Josie Callari, entered into as of January 1, 2012. (26)

10.33	Employment Agreement by and between Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Josie Callari, entered into as of January 1, 2012. (26)

10.34	Employment Agreement by and between Astoria Financial Corporation and Robert J. DeStefano, entered into as of January 1, 2012. (27)

10.35	Employment Agreement by and between Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Robert J. DeStefano, entered into as of January 1, 2012. (27)

10.36	Employment Agreement by and between Astoria Financial Corporation and Brian T. Edwards, entered into as of January 1, 2012. (26)

10.37	Employment Agreement by and between Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Brian T. Edwards, entered into as of January 1, 2012. (26)

10.38	Employment Agreement by and between Astoria Financial Corporation and Stephen J. Sipola, entered into as of January 1, 2013. (28)

10.39	Employment Agreement by and between Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Stephen J. Sipola, entered into as of January 1, 2013. (28)

10.40	Confirmation and acknowledgement of Bonus Schedule by Astoria Financial Corporation and Stephen J. Sipola as of March 5, 2013. (28) (29)

Exhibit No.	Identification of Exhibit

10.41	Confirmation and acknowledgement of Bonus Schedule by Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Stephen J. Sipola as of March 5, 2013. (28) (29)

10.42
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and William J. Mannix, Jr. (11)

10.43
Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and William J. Mannix, Jr. dated as of April 21, 2010. (30)

10.44
Change of Control Severance Agreement, entered into as of January 1, 2011, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Peter M. Finn. (31)

10.45
Change of Control Severance Agreement, entered into as of January 1, 2012, by and among Astoria Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Teresa A. Rotondo. (10)

10.46
Change of Control Severance Agreement, entered into as of February 15, 2012, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and John F. Kennedy. (10)

10.47
Change of Control Severance Agreement, entered into as of April 19, 2012, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Kevin Corbett. (10)

10.48
Change of Control Severance Agreement, entered into as of December 10, 2012, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Daniel F. Dougherty. (32)

10.49
Change of Control Severance Agreement, entered into as of January 1, 2013, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Rise Jacobs. (32)

10.50
Change of Control Severance Agreement, entered into as of January 1, 2013, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Rosina Manzi. (32)

10.51
Change of Control Severance Agreement, entered into as of January 1, 2013, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Nancy Tomich. (32)

10.52
Change of Control Severance Agreement, entered into as of January 7, 2013, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Mayra DiRico. (32)

10.53
Change of Control Severance Agreement, entered into as of September 18, 2013, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Barbara Glasser. (7)

10.54
Change of Control Severance Agreement, entered into as of April 16, 2014, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Javier L. Evans. (33)

10.55	Change of Control Severance Agreement, entered into as of January 1, 2015, by and among Astoria Bank, Astoria Financial Corporation and David J. DeBaun. (6)

Exhibit No.	Identification of Exhibit

10.56	Change of Control Severance Agreement, entered into as of January 1, 2015, by and among Astoria Bank, Astoria Financial Corporation and Michele M. Weber. (6)

10.57	Astoria Federal Savings and Loan Association n/k/a Astoria Bank Excess Benefit Plan, as amended effective April 30, 2012. (10)

10.58	Astoria Federal Savings and Loan Association n/k/a Astoria Bank Supplemental Benefit Plan, as amended effective April 30, 2012. (10)

10.59	Astoria Federal Savings and Loan Association’s n/k/a Astoria Bank Amended and Restated Retirement Medical and Dental Benefit Policy for Senior Officers (Vice Presidents & Above). (11)

12.1	Statement regarding computation of ratios. (*)

21.1	Subsidiaries of Astoria Financial Corporation. (*)

23.1	Consent of Independent Registered Public Accounting Firm. (*)

31.1	Certifications of Chief Executive Officer. (*)

31.2	Certifications of Chief Financial Officer. (*)

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

(1)
Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K, dated October 28, 2015, filed with the Securities and Exchange Commission on October 29, 2015 (File Number 001-11967) (Film Number 151183783).

(2)
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

(3)
Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K, dated March 19, 2008, filed with the Securities and Exchange Commission on March 20, 2008 (File Number 001-11967).

(4)	Incorporated by reference to Astoria Financial Corporation’s Registration Statement on Form 8-A dated and filed with the Securities and Exchange Commission on March 19, 2013 (File Number 001-11967).

(5)	Incorporated by reference to Astoria Financial Corporation’s Registration Statement on Form S-3 dated and filed with the Securities and Exchange Commission on May 19, 2010 (File Number 333-166957).

(6)
Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015 (File Number 001-11967).

(7)
Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on February 27, 2014 (File Number 001-11967).

(8)	Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K, dated June 14, 2012, filed with the Securities Exchange Commission on June 20, 2012 (File Number 001-11967).

(9)	Incorporated by reference to Form 424B5 Prospectus Supplement, filed with the Securities and Exchange Commission on May 29, 2015 (File Number 333-204555).

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

(13)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement filed with the Securities and Exchange Commission on April 11, 2005 (File Number 001-11967).

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

(25)
Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission on May 8, 2015 (File Number 001-11967).

(26)
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

(29)	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

(30)	Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on April 22, 2010 (File Number 001-11967).

(31)
Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011 (File Number 001-11967).

(32)
Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on February 27, 2013 (File Number 001-11967).

(33)
Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 8, 2014 (File Number 001-11967).