Form 10-K/A
period 2015-12-31
ASTORIA FINANCIAL CORP
filed 2016-04-11
CIK 910322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

The number of shares of the registrant’s Common Stock outstanding as of February 29, 2016 was 101,405,071 shares.

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report of Astoria Financial Corporation on Form 10-K/A, or this Form 10-K/A, amends our Annual Report on Form 10-K for the year ended December 31, 2015, which was originally filed with the Securities and Exchange Commission, or SEC, on February 29, 2016, or the Original Form 10-K. This Form 10-K/A is being filed for the sole purpose of providing information required by Part III of Form 10-K that was not included in the Original Form 10-K. The Part III information may be incorporated by reference from our definitive proxy statement, or if such proxy statement is not filed with the SEC within 120 days after the end of our fiscal year, such information may be included in an amendment to the Form 10-K.

Except as expressly noted herein, this Form 10-K/A does not modify or update in any way the disclosures made in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K.

As used in this Form 10-K/A, “AFC,” “Astoria,” “we,” “us” and “our” refer to Astoria Financial Corporation and its consolidated subsidiaries, principally Astoria Bank, or the Bank, formerly known as Astoria Federal Savings and Loan Association.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding the members of the board of directors of AFC, referred to as the Board or the Board of Directors.

Name	Age(1)	Positions Held with AFC(2)	Director Since	Term Expires
Ralph F. Palleschi	69	Director and Chairman of the Board	1996	2017
Monte N. Redman	65	Director, President and Chief Executive Officer	2011	2018
Gerard C. Keegan	69	Director, Vice Chairman, Senior Executive Vice President and Chief Operating Officer	1997	2018
John R. Chrin	52	Director	2009	2016
John J. Corrado	51	Director	2012	2016
Robert S. Giambrone	61	Director	2015	2016
Brian M. Leeney	66	Director	2009	2016
Patricia M. Nazemetz	66	Director	2013	2018

(1)          As of February 29, 2016.

(2)          All directors of AFC also serve as directors of the Bank.

The following table sets forth information regarding the non-director executive officers of AFC.

Name	Age(1)	Positions Held With AFC(1)
Hugh J. Donlon	52	Senior Executive Vice President and Chief Lending Officer
Alan P. Eggleston	62	Senior Executive Vice President and Chief Risk Officer
Frank E. Fusco	52	Senior Executive Vice President and Chief Financial Officer
Josie Callari	63	Executive Vice President
Robert J. DeStefano	57	Executive Vice President
Brian T. Edwards	55	Executive Vice President
Stephen J. Sipola	58	Executive Vice President

(1)            As of February 29, 2016

All executive officers of AFC are elected annually and serve until their respective successors have been chosen, subject to their removal as officers at any time by the affirmative vote of a majority of the authorized number of directors then constituting the Board. For additional information, see “Compensation Discussion and Analysis,” referred to as the CD&A.

Biographical Information

The following is a brief description of the business experience of the directors and executive officers of AFC for at least the past five years and their respective directorships, if any, with other public companies that are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Also set forth below for each director is a description of the specific experience, qualifications, attributes or skills that led the Nominating and Corporate Governance Committee and the Board to the conclusion that such person should serve as a director of AFC.

There is no family relationship between any director or executive officer of AFC. There are no proceedings to which AFC or any of its subsidiaries is a party or of which any of their property is the subject to which any director, officer or affiliate of AFC, any owner of record or beneficially of more than five percent (5%) of any class of AFC voting stock, or any associate of any such director, officer, affiliate or security holder, is a party adverse to AFC or any of its subsidiaries or has a material interest adverse to AFC or its subsidiaries.

Directors

Monte N. Redman has served as President, Chief Executive Officer and a director of AFC and the Bank since July 2011. He served as President and Chief Operating Officer of AFC and the Bank from August 2007 to June 2011. He served as Executive Vice President and Chief Financial Officer of AFC from December 1997 to August 2007. He served as Senior Vice President, Treasurer and Chief Financial Officer of AFC from its formation in 1993 to 1997. He joined the Bank in 1977. In 1979, he was named Assistant Controller, and, in 1982, Assistant Vice President. Mr. Redman became Vice President and Investment Officer in 1985, was appointed Senior Vice President, Treasurer and Chief Financial Officer in 1989 and was appointed Executive Vice President and Chief Financial Officer in 1997. He is a member of the board of directors of the Federal Home Loan Bank of New York. He serves on the board of directors of the New York Banker’s Association and is the past Chairman and current member of the board of directors of the Tourette Association of America. He also serves as a member of the board of trustees of New York Institute of Technology.

Mr. Redman brings to his position over thirty-eight years of experience with the Bank, with over twenty-six of them as an executive officer, of which for eighteen years he was Chief Financial Officer. As such, he is familiar with all material aspects of the business of AFC and the Bank, their culture and markets. Mr. Redman has been a primary spokesman for AFC with the investing public since AFC’s initial public offering in 1993. He is well versed in the regulatory and other issues facing AFC and its industry.

Mr. Redman, a magna cum laude graduate of New York Institute of Technology with a degree in accounting, has extensive experience managing the Bank through a wide range of interest rate and economic cycles. His executive management experience includes interest rate risk management, strategic and operational planning and the implementation and management of effective operating controls.

Gerard C. Keegan has been Vice Chairman, Senior Executive Vice President, Chief Operating Officer and a director of AFC and the Bank since January 2012. He served as Vice Chairman, Chief Administrative Officer and a director from September 30, 1997, when he joined AFC following the acquisition of The Greater New York Savings Bank, referred to as The Greater, and its merger with and into the Bank. He is responsible for the retail banking, business banking, multi-family/commercial real estate lending, residential mortgage lending and marketing areas of the Bank. Prior to joining AFC, Mr. Keegan served from 1991 to 1997 as Chairman, President and Chief Executive Officer of The Greater. From 1988 to 1991, he served as President and Chief Operating Officer of The Greater. He served as a director of The Greater from 1988 to 1997.

Mr. Keegan brings to his position a long history of executive management and leadership service to the Bank and its predecessors. He has extensive experience in the banking industry covering numerous operating areas and a wide variety of economic and interest rate cycles. He has an extensive knowledge of the history of the Bank and the markets in which it operates. He has served in executive management in a predecessor thrift institution and, therefore, has experienced a diversity of corporate cultures. He has experience both at the management level and working day to day in a retail banking setting. He is familiar with the regulatory and other issues facing AFC and its industry. His extensive executive management experience includes, but is not limited to, lending, loan workouts, marketing, sales management and integrating sales incentives with effective operating controls.

John R. Chrin has been a director of AFC and the Bank since December 2009. He serves as Chairman of the Audit Committee of the Board. Since February 2012, he has been a partner in Circle Wealth Management, LLC, a registered investment advisor. From August 2009 through December 2011, Mr. Chrin served as Global Financial Services Executive-in-Residence and Financial Services Laboratory Fellow at Lehigh University. From 1999 until 2009, he served in a variety of capacities with JPMorgan Chase & Co., culminating in his serving as a Managing Director, Financial Institutions Group and co-head of Financial Institutions Mergers and Acquisitions. From 1994 to 1999, he served in a variety of capacities with Merrill Lynch & Co., culminating in his service as Director, Financial Institutions Group. From 1988 to 1994, he served in a variety of capacities with JPMorgan & Co., culminating in his service as a Vice President, Financial Institutions Group. Mr. Chrin also serves as a senior advisor to Century Capital Management, LLC, a Boston based private equity firm, and Aire, Ltd.

Mr. Chrin brings extensive experience in analyzing and valuing financial institutions and assessing their strengths and weaknesses. He has extensive knowledge of the capital markets and of mergers and acquisitions, specifically within the financial services industry. He has an MBA from Columbia University in finance and marketing and has extensive experience in reviewing and assessing the business plans and strategies of numerous financial institutions, both larger and smaller than AFC.

John J. Corrado has been a director of AFC and the Bank since September 2012. He serves as Chairman of the Loan Committee of the board of directors of the Bank. Since 1995, he has served as President of Suffolk Bus Corp. and Suffolk Transportation Service, Inc., the largest bus company in Suffolk County, New York. As such, he is responsible for the management and supervision of all operations. From 1988 to 1995, he served as Vice President of Suffolk Bus Corp. From 1986 to 1988, he was employed by the public accounting firm of Deloitte Haskins & Sells, the predecessor of Deloitte LLP. From 2000 to 2014, he was a member of the SUNY Stony Brook Council. Mr. Corrado is a past chairman and currently serves on the executive board of United Way of Long Island, and serves on the boards of directors of NYC COP-SHOT, the Suffolk County Parks Foundation and the Make It Count Foundation.

Mr. Corrado is a certified public accountant. He brings extensive business and financial experience in managing, operating and providing strategic planning for a $150 million business in the Long Island market, as well as extensive community leadership experience focused on the needs of the Long Island region.

Robert S. Giambrone has been a director of AFC and the Bank since July 2015. Mr. Giambrone served as a member of the board of directors, Chief Financial and Administrative Officer and Executive Vice President of Keefe, Bruyette & Woods, Inc., or KBW, an investment bank specializing in the financial services sector, from 2002 until his retirement in 2013. As global head of the financial operational and administrative functions of KBW, Mr. Giambrone managed all of KBW’s key strategic initiatives including the initial public offering of its shares. Mr. Giambrone is a former partner of KPMG LLP, where he served as client service partner for major financial institutions in the New York metropolitan area during his nearly 20-year career. He subsequently served as Executive Director and Chief Administrative Officer of Morgan Stanley Investment Management. Mr. Giambrone is a member of the board of directors of WSP/Parsons Brinckerhoff, a leading professional services firm providing environmental engineering and design expertise in environmental and urban planning and transportation projects.

Mr. Giambrone brings extensive business, financial and administrative experience in managing, planning and operating a financial services business. He also has investment banking, securities and asset management experience.

Brian M. Leeney has been a director of AFC and the Bank since August 2009. He serves as Chairman of the Enterprise Risk Management Committee of the Board. From 1968 to 2003, Mr. Leeney served in a variety of capacities for Allied Irish Banks and its subsidiary companies. From 2002 to 2003 and from 1996 to 2001, he served as Executive Vice President and Director of Mergers and Acquisitions and as Executive Vice President and General Manager, respectively, of Allied Irish Banks USA. From 2001 to 2002, he served as Chairman and Chief Executive Officer of CCS, Inc., a philanthropic fund raising consulting firm. From 1994 to 1995, he served as Executive Vice President and Head of the Commercial Real Estate Division of First Maryland Bancorp. From 1991 to 1994, he served as Senior Vice President and General Manager of Allied Irish Banks New York and, from 1968 to 1990, he held a variety of positions with Allied Irish Banks in Dublin, Ireland.

Mr. Leeney brings extensive experience in commercial banking, commercial and industrial lending and real estate lending. He has extensive experience in management, strategic planning and operating a large financial institution. He has experience in mergers and acquisitions and in credit, risk management, bank marketing, sales and community outreach efforts.

Patricia M. Nazemetz has been a director of AFC and the Bank since January 2013. She serves as Chair of the Compensation Committee of the Board. Since 2011, she has served as principal of NAZ DEC LLC, a human resources consulting company specializing in executive succession and transition. From 1999 to 2011, she served as Corporate Vice President and Chief Human Resources Officer of Xerox Corporation, overseeing all human resources programs, policies and practices, and providing regular advice and counsel to the CEO and the senior management team. From 1979 to 1999, she worked within the Human Resources Department of Xerox Corporation and was responsible for executive compensation, employee benefits, global pay strategy, workplace diversity and information systems. Ms. Nazemetz served on the board of directors of WMS Industries Inc., a company listed on the New York Stock Exchange, or NYSE, as well as such board’s compensation committee and nominating and corporate governance committee until its acquisition by Scientific Games Corporation in October 2013. She served on the board of directors of the Catholic Health Services of Long Island, where she chaired the personnel and benefits committee and served as a member of the compensation and audit committees. She is a member of the board of trustees of Fordham University and also serves on the board of directors of the Muscular Dystrophy Association. Since March 2015, she has served as a member of the board of directors of YRC Worldwide Inc., a public company, and served as a member of the board of directors of Energy East Corp., a public company, from 2007 to 2008.

Ms. Nazemetz brings extensive experience to all aspects of human resources management, including executive compensation, succession planning, employee benefits, health care and corporate ethics. Ms. Nazemetz has extensive experience as an independent director on the boards of other mid-sized to large public companies.

Ralph F. Palleschi has served as Chairman of the Board and Chairman of the board of directors of the Bank since June 2012, and as a director of AFC and the Bank since 1996. He serves as Chairman of the Nominating and Corporate Governance Committee of the Board. In 1983, he co-founded First Long Island Investors, Inc., an investment advisor registered under the Investment Advisers Act of 1940, as amended, and a broker/dealer registered with the SEC. He continues to serve as a director and is President and Chief Operating Officer of its successor companies, First Long Island Investors, LLC and FLI Investors, LLC. From 1993 to 1997, he served as Chief Operating Officer of the New York Islanders hockey team. From 1977 to 1983, he served as Vice President — Finance and Chief Financial Officer of Entenmann’s Inc., a publicly traded food products company. From 1968 to 1977, he was employed by Peat, Marwick, Mitchell & Co., the predecessor of KPMG LLP. He is Chairman of the board of trustees of the Variety Child Learning Center and a member of the board of directors of the Viscardi Center where he is the chairman of its investment committee.

Mr. Palleschi, a certified public accountant, brings extensive experience in managing, planning and operating a financial services business in the Long Island market. He brings significant experience and knowledge of the equity markets. He has expertise in developing, reviewing and maintaining systems of internal controls and in financial controls, reporting and analysis. He also has experience in the operation of a significant retail products company focused on customer demands.

Executive Officers Who Are Not Directors

Hugh J. Donlon has served as Senior Executive Vice President and Chief Lending Officer of AFC and the Bank since October 2014. He is responsible for the overall management and growth of the Bank’s loan portfolio and lending activities including residential mortgage lending, multi-family/commercial real estate lending and business banking. Prior to joining the Bank, he served as President of the Eastern Region of KeyBank from 2008 to 2014. At KeyBank, he was responsible for eight district teams and 1,800 employees across New York including the metro New York City area, Vermont, Maine and Florida. His responsibilities included KeyBank’s 340 branch retail franchise, business banking, commercial banking, which covered middle market companies with annual revenues up to $500 million, and private banking, which provided investment management, trust and advisory services to high net worth individuals. Prior to joining KeyBank, Mr. Donlon spent 23 years at Citibank in a variety of sales and leadership roles of increasing responsibility in retail, business and commercial banking. These included Sales Director of Citibank F.S.B New Jersey, Executive Vice President of the Commercial Markets Group responsible for Manhattan Commercial Banking and Managing Director of U.S. Business Banking for Citibank North America. He serves on the board of directors of the New York Business Development Corporation and is a member of its executive committee.

Alan P. Eggleston, an attorney, has served as Senior Executive Vice President and Chief Risk Officer of AFC and the Bank since January 2012 and Assistant Secretary of AFC and the Bank since January 2014. He served as Secretary of AFC and the Bank from March 2001 to December 2013. He is responsible for the legal, regulatory affairs, enterprise risk management, credit, asset review and compliance areas of AFC and the Bank. He served as Executive Vice President and General Counsel of AFC and the Bank from December 1997 to December 2011. He served as Senior Vice President and General Counsel of AFC from 1996 to 1997. He joined the Bank in 1993 as Vice President and General Counsel. In 1994, he was named Vice President and General Counsel of AFC. In 1995, he became First Vice President and General Counsel of AFC and the Bank. Prior to joining the Bank, he served as an executive officer and counsel to several thrift institutions.

Frank E. Fusco, a certified public accountant, has served as Senior Executive Vice President since January 2012 and as Chief Financial Officer of AFC and the Bank since August 2007. He served as Treasurer of AFC and the Bank from 2007 to 2012. He is responsible for the treasury operations, investments, accounting operations, investor relations, financial, management and tax reporting areas, the financial planning area and the information services area of the Bank and AFC. He joined the Bank in 1989. He served as Assistant Vice President from 1990 to 1992, as Vice President from 1992 to 1994, as First Vice President from 1994 to 1997, as Senior Vice President and Treasurer from 1997 to 2007, as Executive Vice President, Treasurer and Chief Financial Officer from 2007 to 2011. He served in the same positions with AFC commencing in 1993. Prior to joining the Bank, Mr. Fusco was employed as an auditor by Peat, Marwick, Mitchell & Co., predecessor to KPMG LLP, and as an officer of another thrift institution.

Josie Callari has served as Executive Vice President and Chief Support Services Officer of AFC and the Bank since January 2012. She is responsible for the human resources, general services, facilities and security areas of AFC and the Bank. Ms. Callari joined the Bank in December 1975 and held various positions in the retail branch network until 1987. From December 1987 to 1989 she served as Assistant Vice President, Operations and Product Development. She served as First Assistant Vice President, Retail Operations and Support from 1989 to 1993, and as Vice President, Retail Operations and Support from December 1993 to December 1997. She served as Senior Vice President and Director of Banking Operations of the Bank from December 1997 to December 2011. Ms. Callari serves on the corporate committees of the Association for the Help of Retarded Children and the School for Language and Communication Development and she is a member of the board of directors of the YMCA of Long Island.

Robert J. DeStefano has served as Executive Vice President and Chief Information Officer of AFC and the Bank since January 2012. He served as Senior Vice President and Chief Information Officer of the Bank from December 1997 to January 2012. He is responsible for the implementation of information technology strategies throughout the organization. He joined the Bank in 1986. From 1986 to 1992 he held various positions in the Internal Audit Department, including Assistant Vice President and Information Technology Manager. In 1993, he was appointed Vice President and Director of the Information Services Department. Mr. DeStefano holds several business and technical certifications from the Information Services Audit and Control Association and the Certified Fraud Examiners Association. He is a member of the Association of Information Technology Professionals, the Contingency Planning Exchange and the Wall Street Technology Association. He has held past positions as Vice President and a member of the Board of Governors of the Long Island Chapter of the Institute of Internal Auditors, member of Verizon’s Customer Advisory Board, member of the International Information Security Consortium, and member of the board of directors of Mercy Haven, Inc. Prior to joining the Bank, Mr. DeStefano held positions with several financial institutions.

Brian T. Edwards has served as Executive Vice President of AFC and the Bank, and Managing Director of the Retail Banking Group of the Bank, since January 2012. He is responsible for the retail banking, marketing, public relations, product management, banking operations and corporate education areas of the Bank. Mr. Edwards served as Senior Vice President and Director of Marketing of the Bank from December 2000 to December 2011. He joined the Bank in 1998 as First Vice President. Prior to joining the Bank, Mr. Edwards was employed as a senior officer at two commercial banks, and held marketing and sales management positions with the New York Islanders and in the consumer packaged goods industry. He serves as Vice Chairman of the board of directors of SCO Family of Services in New York and is a member of the Education Assistance Corporation of Long Island board of directors, and is the past Chairman and President and a current board member of the Advancement for Commerce, Industry and Technology of Long Island.

Stephen J. Sipola has served as Executive Vice President of AFC and the Bank, and Managing Director of the Bank’s Business Banking Group, since January 2013. He served as Senior Vice President and Director of Business Banking of the Bank from April 2011 to December 2012. Mr. Sipola is responsible for the Business Banking Group’s new business development, loan operations and treasury management products and services. Prior to joining the Bank in 2011, Mr. Sipola was employed as a Senior Vice President at North Fork Bank and its successor, Capital One Bank from March 2003 to April 2011 with responsibilities that included sourcing and underwriting loans for middle market companies in the New York metropolitan area. At Capital One Bank, he supervised a portfolio of middle market customers with loan commitments in excess of $1 billion. He served as a Vice President at The Bank of New York from March 1993 to March 2003, with responsibilities in the Small Business, Middle Market and Marine Transportation Divisions. Prior to 1993, he held several positions in the Business Banking Division of Manufacturer’s Hanover Trust Company. Mr. Sipola is a Council Member of the Tilles Center and a member of the board of directors of the American Heart Association on Long Island and the Long Island Association. He has previously served on the board of directors of the Outreach Project, The Long Island Home, and the Advancement for Commerce, Industry and Technology of Long Island.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires AFC’s directors and executive officers, among others, to file reports of ownership and changes in ownership of their AFC equity securities with the SEC and to furnish AFC with copies of all such reports. Based solely upon a review of the copies of these reports and amendments thereto received by AFC, AFC believes that all applicable filing requirements were complied with for 2015.

Audit Committee

The Board of AFC has a separately designated standing Audit Committee. The Audit Committee consists of Mr. Chrin, as Chairman, Mr. Corrado, Mr. Giambrone, Ms. Nazemetz and Mr. Palleschi. The Board has determined that Mr. Chrin is an “audit committee financial expert,” as defined by the rules and regulations of the SEC and the NYSE Listed Company Manual. All members of the Audit Committee have been determined by the Board to be independent as defined in the NYSE Listed Company Manual. For a discussion of director independence, see “Director Independence.”

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Ms. Nazemetz, as Chair, Mr. Chrin, Mr. Corrado, Mr. Leeney and Mr. Palleschi. Other than Mr. Corrado, who was appointed to the Compensation Committee in August of 2015, all such members of the Compensation Committee served throughout 2015. No individual who served on the Compensation Committee in 2015 is a current or former officer or employee of AFC or the Bank.

There were no transactions or relationships involving members of the Compensation Committee requiring disclosure in this Form 10-K/A. During 2015, none of AFC’s executive officers served as a director or member of the compensation committee (or equivalent body) of another entity where a director or member of AFC’s Compensation Committee served as an executive officer or director.

Compensation Committee Report

1)       The Compensation Committee has reviewed and discussed the CD&A required by Item 402(b) of SEC Regulation S-K with management; and

2)       Based on the review and discussion referred to in Paragraph 1 above, the Compensation Committee recommended to the Board of AFC that the CD&A be included in this Form 10-K/A.

Compensation Committee of AFC

Patricia M. Nazemetz — Chair

John R. Chrin

John J. Corrado

Brian M. Leeney

Ralph F. Palleschi

The information set forth in the Compensation Committee Report shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K/A into any filing under the Securities Act or the Exchange Act, except to the extent that AFC specifically incorporates this information by reference, and otherwise shall not be deemed “soliciting materials” or to be “filed” with the SEC or subject to Regulations 14A or 14C of the SEC or subject to the liabilities of Section 18 of the Exchange Act.

Compensation Discussion and Analysis (CD&A)

Private Securities Litigation Reform Act Safe Harbor Statement

This CD&A contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. These statements may be identified by the use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases, including references to assumptions.

Forward-looking statements are based on various assumptions and analyses made by us in light of our management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond our control;

•	increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment;

•	changes in deposit flows, loan demand or collateral values;

•	changes in accounting principles, policies or guidelines;

•	changes in general economic conditions, either nationally or locally in some or all areas in which we do business, or conditions in the real estate or securities markets or the banking industry;

•	legislative or regulatory changes, including the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and any actions regarding foreclosures;

•	enhanced supervision and examination by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, referred to as the FRB, and the Consumer Financial Protection Bureau;

•	effects of changes in existing U.S. government or government-sponsored mortgage programs;

•	our ability to successfully implement technological changes;

•	our ability to successfully consummate new business initiatives;

•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future;

•	our ability to implement enhanced risk management policies, procedures and controls commensurate with shifts in our business strategies and regulatory expectations;

•	the actual results of our proposed merger with and into New York Community Bancorp, Inc. could vary materially as a result of a number of factors, including the possibility that various closing conditions for the transaction may not be satisfied or waived, and the merger agreement could be terminated under certain circumstances;

•	the potential impact of the announcement of the proposed merger with and into New York Community Bancorp, Inc. on relationships with third parties, including customers, employees and competitors; and

•	delays in closing the merger with and into New York Community Bancorp, Inc.

We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Introduction

Under rules established by the SEC, AFC is required to provide certain data and information regarding the compensation and benefits provided to AFC’s Chief Executive Officer, Chief Financial Officer and certain other executives of AFC. The disclosure requirements for the Chief Executive Officer and such other executives, referred to as the Named Executives, include the use of tables and the CD&A. The CD&A is intended to review the compensation awarded to, earned by or paid to the Named Executives. This review explains material elements of AFC’s compensation of the Named Executives and describes the objectives of AFC’s compensation programs, what the program is designed to reward, each element of compensation, why AFC chooses to pay each element, how AFC determines the amount, and, where applicable, the formula for each element, and how each element and AFC’s decisions regarding that element fit into AFC’s overall compensation objectives and affect decisions regarding other elements. The Named Executives include the Chief Executive Officer, the Chief Financial Officer and AFC’s three most highly compensated executive officers other than the Chief Executive Officer and the Chief Financial Officer of AFC as of December 31, 2015. For 2015, the Named Executives of AFC are Monte N. Redman, Frank E. Fusco, Gerard C. Keegan, Alan P. Eggleston and Hugh J. Donlon.

Executive Compensation Philosophy

The primary objective of the executive compensation program of AFC and the Bank is to attract and retain highly skilled and motivated executive officers to manage AFC in a manner to promote prudent growth and profitability and advance the interests of its shareholders.

The compensation program is designed to provide levels of compensation which comply with regulatory requirements and are competitive and reflective of the organization’s performance in achieving its goals and objectives, both financial and non-financial, as determined in its business and strategic plans. The program aligns the interests of the executives with those of the shareholders of AFC by providing a proprietary interest in AFC, the value of which can be significantly enhanced by the appreciation of common stock, par value $0.01 per share, of AFC, or AFC Common Stock. The program also seeks to provide a mechanism to adequately provide for the needs of the executives upon retirement, based upon their compensation levels, length of service provided to AFC and the Bank and the appreciation of AFC Common Stock.

The Named Executives are highly skilled and experienced in the management of banking institutions. Each of Mr. Redman, Mr. Keegan and Mr. Eggleston has more than thirty (30) years of experience in the banking industry and more than twenty-five (25) years of experience as an executive officer responsible for managing AFC, the Bank and/or other banking institutions. Mr. Fusco has more than twenty-five (25) years of banking experience and more than fifteen (15) years of management experience as a senior officer of AFC or the Bank. Mr. Donlon has more than twenty-five (25) years of management level banking experience. Each of Mr. Redman, Mr. Fusco, Mr. Keegan and Mr. Eggleston has extensive experience in the management of public companies, and all Named Executives have a commitment to excellence, prudent operations and promoting the interests of shareholders.

Given the experience of the executives, their proven track record of performance at AFC and the investment AFC and the Bank have made in these individuals, their retention is important. AFC has taken a number of steps to further this goal, such as entering into employment contracts with each of the Named Executives, providing vesting over time with multi-year performance measurement periods for equity grants and awards and providing change of control packages that provide meaningful incentives for the Named Executives to remain employed by AFC.

To a significant degree, the compensation program for the executive officers mirrors that utilized throughout most of AFC’s operations. The overall compensation of the Named Executives is tied directly to their obtaining clearly defined results in a prudent manner. Since their responsibility is to manage AFC, their performance objectives are related directly to AFC’s performance. This is accomplished through the Astoria Financial Corporation Executive Officer Annual Incentive Plan, as amended in 2014, referred to as the Executive Incentive Plan, and the equity-based compensation program.

AFC believes that an effective way to ensure that the Named Executives advance the interests of the shareholders is to ensure that each of the executive officers is a significant shareholder. The Compensation Committee has established share ownership requirements applicable to its executives as a multiple of their base salaries. For example, the Chief Executive Officer is required to hold direct or indirect non-derivative shares of AFC Common Stock having a value, based upon the prior year’s average price per share of AFC Common Stock, equal to five (5) times his annual salary. Each of the other Named Executives is required to hold direct or indirect non-derivative shares of AFC Common Stock having a value, based upon the prior year’s average price per share of AFC Common Stock, equal to three (3) times their respective annual salaries. The policy contains a phase-in period to accommodate promotions or newly hired executives. The Chief Executive Officer and each of the other Named Executives, with the exception of Mr. Donlon, met such requirements without regard to the phase in period. Mr. Donlon is still in the phase-in period applicable to newly hired executives. See the section entitled “Security Ownership of Management” for additional information regarding the investment of the Named Executives in AFC Common Stock. Through AFC’s equity-based incentive program, the Named Executives also receive a substantial portion of their compensation in AFC Common Stock. The better AFC Common Stock performs for AFC’s shareholders, the higher the total compensation that is earned by the Named Executives.

The executive compensation program of AFC consists of four (4) primary elements: Base Salary, Short-Term Non-Equity Incentive Plan Compensation, Equity-Based Compensation, and Retirement Benefits. In addition, the Bank provides medical benefits, life insurance and disability and other benefits common to all its full time employees. AFC and the Bank also provide certain other benefits, or Perquisites, to the Named Executives. The Perquisites are considered an immaterial component of the overall program and are generally associated with furthering the business interests of AFC. AFC and the Bank have each entered into employment agreements with each of the Named Executives. These agreements, which are discussed more fully below, impose certain obligations on and provide certain benefits to the Named Executives which extend beyond the terms of their employment.

The Board has adopted a strategic plan for AFC, referred to as the Strategic Plan, which provides for AFC and the Bank over time to transition into a more fully diversified, full service community bank. In order to achieve that goal, the Strategic Plan set forth several strategic objectives, including but not limited to diversifying earning assets, increasing low cost core deposits, increasing participation in the local multi-family and commercial real estate mortgage lending markets and expanding business banking products and services, focusing on small and middle market businesses with an emphasis on attracting clients from larger competitors. The strategies established recognize the challenges presented by the federal government’s effective nationalization of the residential mortgage market and the need to reposition the liability structure of the Bank’s balance sheet during the current low interest rate environment to position AFC for future improved performance.

During 2015, AFC and the Bank continued to diversify the balance sheet while remaining focused on growing the core businesses of mortgage portfolio lending and deposit gathering, maintaining strong asset quality and controlling operating expenses. The multi-family/commercial real estate lending line of business continued to become a larger percentage of the loan portfolio, increasing to 44% of the Bank’s total loan portfolio at year end. The Bank’s expansion into business banking has enabled it to increase low cost core deposits, with business deposits growing 13% from year end 2014 to December 31, 2015, which was a contributing factor in the expansion of the net interest margin in 2015. At December 31, 2015, total business deposits exceeded one billion dollars. The establishment of a New York City business banking office in September 2013 and the opening of the Bank’s first branch office in Manhattan, strategically located near Pennsylvania Station, in March 2014, was followed by the opening of a branch in Melville, New York on December 1, 2014 and the opening of a branch in Long Island City, New York in late 2015.

The efforts of AFC and the Bank to successfully execute the Strategic Plan have been undertaken in the challenging economic environment of slow growth and low interest rates. The regulation and oversight of their business has changed significantly over time. AFC and the Bank are affected by both national and regional economic factors. Although the U.S. economy has shown signs of improvement, the operating environment continues to remain challenging. Interest rates have remained at or near historical lows.

The continued implementation of the Strategic Plan’s goal for AFC and the Bank to expand their position as a more fully diversified, full service community bank is a transformative and ongoing process which has necessitated certain expenses, the returns for which are not expected to be immediately recognized. The retention of key employees, necessary to carry out the objectives of the Strategic Plan, is imperative. As a result, after a period of five years during which salaries were increased only on a case-by-case basis, in recognition of promotions or increased responsibilities, the salary levels of our key employees, including Messrs. Redman, Fusco, Keegan and Eggleston, were adjusted in 2013 in order to compensate such individuals for the broad increases in responsibilities assumed in connection with implementing the long-term goals of the Strategic Plan. Appropriate adjustments were again made in 2014 and for Mr. Fusco in 2015. See “Base Salary” below for a discussion regarding salary increases relating to 2015.

In addition, the financial performance goals under the Executive Incentive Plan for 2015 were designed to be challenging yet, reasonably attainable within the context of the Strategic Plan and the objectives set forth therein. In December 2015, after reviewing AFC’s financial performance compared to the performance goals established for 2015, the Compensation Committee determined to award incentive payments for 2015 under the Executive Incentive Plan. See “Short-Term Non-Equity Incentive Plan Compensation” below for a discussion of incentive payments related to 2015 and “Merger with New York Community Bancorp, Inc.” below for a discussion of the timing of these awards.

In structuring its executive compensation program, AFC considers the before and after tax financial impact the elements of the program will have on AFC and the Bank. Section 162(m) of the Internal Revenue Code of 1986, as amended, referred to as the Code, places a limitation of $1,000,000 on the deductibility by AFC of certain elements of compensation earned by each of the Named Executives other than the Chief Financial Officer. AFC has previously submitted incentive compensation and other benefit plans to its shareholders for approval, when required, in order to preserve the potential deductibility of payments made to the Named Executives. AFC believes that the cash payments under its Executive Incentive Plan and performance-based restricted stock awards, referred to as RSAs, are not subject to the deduction limitations under Section 162(m) of the Code. However, the Compensation Committee considers a variety of factors in structuring compensation programs and making compensation decisions, and has and may decide to authorize compensation, all or part of which would be non-deductible for federal tax purposes. In particular, certain non-performance-based equity awards may be subject to these deduction limits, depending on the aggregate amount of other non-performance-based compensation paid to a Named Executive in a particular year.

Other than levels of compensation, an increased emphasis on the performance-based components of compensation and the use of employment contracts, there are no material differences in the compensation or benefit policies applicable to the executive officers in comparison to other senior officers. The Compensation Committee believes that the differences in the levels of compensation among the executive officers is reflective of their roles and responsibilities within AFC, their experience in those roles and competitive compensation levels in the marketplace.

Merger with New York Community Bancorp, Inc.

On October 28, 2015, AFC entered into an Agreement and Plan of Merger, or the Merger Agreement, with New York Community Bancorp, Inc., a Delaware corporation, or NYCB. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, AFC will merge with and into NYCB, with NYCB as the surviving corporation in the merger, such merger referred to as the Merger. Immediately following the Merger, AFC’s wholly owned subsidiary, Astoria Bank, will merge with and into NYCB’s wholly owned subsidiary, New York Community Bank, such merger referred to as the Bank Merger. New York Community Bank will be the surviving entity in the Bank Merger. The Merger Agreement was unanimously approved and adopted by the Board of Directors of each of AFC and NYCB.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, or the Effective Time, AFC stockholders will have the right to receive one share of common stock, par value $0.01 per share, of NYCB, or NYCB Common Stock, and $0.50 in cash for each share of AFC Common Stock. Also in the Merger, each share of AFC 6.50% Non-Cumulative Perpetual Preferred Stock, Series C, par value $1.00 per share, with a liquidation preference of $1,000 per share, issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive one share of NYCB 6.50% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share.

The completion of the Merger is subject to customary conditions, including (1) adoption of the Merger Agreement by AFC’s stockholders, (2) adoption of the Merger Agreement and approval of the NYCB charter amendment by NYCB’s stockholders, (3) authorization for listing on the NYSE of the shares of NYCB Common Stock to be issued in the Merger, (4) the receipt of required regulatory approvals, including the approval of the FRB, the Federal Deposit Insurance Corporation, or the FDIC, and the New York State Department of Financial Services, (5) effectiveness of the registration statement on Form S-4 for the NYCB Common Stock to be issued in the Merger, and (6) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (2) performance in all material respects by the other party of its obligations under the Merger Agreement, and (3) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code.

During December 2015, in anticipation of the Merger, the Compensation Committee took certain actions to reduce the impact of Code Section 280G and applicable regulations on the combined entity, which actions were agreed to by NYCB in connection with entering into the Merger Agreement. These actions included accelerating the approval of the payment of 2015 short-term cash incentives from 2016 to December 2015, accelerating the vesting of certain time-based RSAs from various dates in 2016 to December 2015 and accelerating the vesting of certain performance- and time-based restricted stock units, referred to as RSUs, from February 2016 to December 2015. In each case where applicable, the Compensation Committee determined that performance criteria were satisfied. The result of these actions was to increase the taxable income of the effected officers, including the Named Executives, for 2015, thereby reducing or eliminating the potential impact of Code Section 280G on the combined entity following the Merger.

Additionally, AFC and NYCB have undertaken further covenants with respect to the completion of the Merger and their respective operations during the pendency of the Merger. With respect to AFC’s compensation and benefits practices, prior to the effective time of the Merger (or earlier termination of the Merger Agreement), subject to specified exceptions, AFC may not, and AFC may not permit any of its subsidiaries to, without prior written consent of NYCB (such consent not to be unreasonably withheld), undertake the following:

•	grant any stock options, stock appreciation rights, performance shares, restricted stock units, restricted shares, or other equity-based awards or interests, or grant any individual, corporation, or other entity any right to acquire any shares of its capital stock;

•	except as required under applicable law or the terms of any AFC benefit plan, (i) enter into, adopt, or terminate any AFC benefit plan, (ii) amend any AFC benefit plan, other than amendments in the ordinary course of business consistent with past practice, that do not materially increase the cost to AFC of maintaining such AFC benefit plan, (iii) increase the compensation or benefits payable to any current or former employee, officer, or director, except for annual base salary or wage rate increases for employees and officers in the ordinary course of business consistent with past practice, that do not exceed, in the aggregate, 4% of the aggregate cost of all employee annual base salaries and wage rates in effect as of October 28, 2015, (iv) pay or award, or commit to pay or award, any bonuses or incentive compensation, (v) enter into any new, or amend any existing, employment, severance, change in control, retention, collective bargaining agreement or similar agreement, or arrangement, (vii) fund any rabbi trust or similar arrangement, or (viii) hire or terminate the employment of any officer or employee having a title that is above First Vice President, other than for cause; and

•	terminate, materially amend, or waive any material provision of any material AFC contract, or make any change in any instrument or agreement governing the terms of any of its securities, or material lease or contract, other than normal renewals of contracts and leases without material adverse changes of terms with respect to AFC, or enter into any contract that would constitute a material AFC contract if it were in effect on the date of the Merger Agreement.

In connection with entering into the Merger Agreement, NYCB consented to the grant of equity awards by AFC to its employees in the ordinary course of business, consistent with past practice, with an aggregate grant date value not to exceed $10 million, provided that all such awards provide for time-based vesting. Accordingly, on February 1, 2016, the Compensation Committee approved equity grants consisting of a total of 663,960 time-based RSAs to, collectively, officers holding the title of vice president or higher and equity grants consisting of a total of 21,912 time-based RSAs to, collectively, AFC’s independent directors.

The Merger Agreement also provides that NYCB shall assume and honor all of AFC’s benefit plans, including employment agreements and change of control agreements.

Compensation Committee

The Compensation Committee consists of Ms. Nazemetz, as Chair, Mr. Chrin, Mr. Corrado, Mr. Leeney and Mr. Palleschi. The function of the Compensation Committee is to carry out the duties and responsibilities set forth in the Charter of the Compensation Committee, including but not limited to, (i) discharging the responsibilities of the Board relating to AFC’s compensation and benefit plans and practices, including its executive compensation plans and its incentive compensation and equity-based plans; (ii) preparing an annual Compensation Committee Report as required by the SEC, to be included in AFC’s annual proxy statements or report on Form 10-K; and (iii) otherwise assisting the Board in its oversight responsibilities with respect to the human resources, compensation and benefits activities of AFC and its subsidiaries. The Compensation Committee administers the Executive Incentive Plan, establishes target incentives and goals, and reviews performance relative to such goals pursuant to the Executive Incentive Plan. The Compensation Committee also administers the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of AFC, referred to as the 2014 Stock Incentive Plan, which amended and restated the 2005 Re-Designated, Amended and Restated Stock Incentive Plan for Officers and Employees of AFC, referred to as the 2005 Stock Incentive Plan, including the granting of various forms of equity compensation pursuant to the 2005 Stock Incentive Plan and the 2014 Stock Incentive Plan. The Committee also administers the 1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, referred to as the 1999 Directors Option Plan, and the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan, referred to as the 2007 Director Stock Plan. The Compensation Committee meets as needed and met ten (10) times during 2015.

The Compensation Committee has the authority to establish compensation levels, performance goals and other significant terms of employment for the executive officers and it annually reviews director compensation. As a matter of practice, the actions of the Compensation Committee with respect to executive officer compensation and recommendations the Compensation Committee may make with respect to director compensation are reviewed by the Board at the next regular Board meeting for ratification and approval. The Compensation Committee may not delegate its authority except to a subcommittee of the Compensation Committee. The Compensation Committee is responsible for reviewing the results of each non-binding advisory vote on executive officer compensation, and considering whether to make any responsive adjustments to AFC’s executive compensation policies and practices. All members of the Compensation Committee are independent as determined by the Board and as such term is defined in the NYSE Listed Company Manual, including those requirements specific to members of a compensation committee of a listed company’s board of directors. For a discussion of director independence, see “Director Independence.”

Recommendations to the Compensation Committee of AFC with respect to executive and non-executive officers’ salaries and other compensation components are presented by Mr. Redman, other executive officers and human resources management. Recommendations concerning non-executive officer compensation are developed based in large part upon input from the executive officer to whom such officers report. Mr. Redman also provides insight to the Compensation Committee regarding his performance and that of the other officers of AFC, both executive and non-executive. Mr. Redman does not participate in the Compensation Committee’s deliberations or approval of compensation issues relating to his own compensation.

During 2015, Mr. Redman, Mr. Eggleston, Mr. Fusco, Mr. Keegan, Mr. Donlon and Ms. Callari attended meetings of the Compensation Committee and assisted the Compensation Committee in the performance of its responsibilities relative to director and executive compensation. The significant matters discussed with the Compensation Committee by management were the following:

i)	AFC’s actual performance for 2014 and its projected performance for 2015;

ii)	review and approval of 2014 corporate incentive plan results;

iii)	executive officer share ownership requirements;

iv)	director equity grants;

v)	officer equity grant criteria and corporate incentive plan criteria for 2015;

vi)	review of executive compensation as compared to peer groups;

vii)	discussion regarding certain results of say-on-pay vote;

viii)	the Compensation Committee Report and CD&A contained in AFC’s Proxy Statement for the Annual Meeting of Shareholders held on May 27, 2015;

ix)	equity grant awards made to directors and officers in April 2015 and the methodology used to calculate such awards;

x)	retention of a consulting firm to evaluate and make recommendations regarding executive compensation and related matters;

xi)	review and approval of 2015 corporate incentive plan results and accelerated payment of awards;

xii)	review and approval of RSUs performance results and vesting acceleration;

xiii)	review and approval of RSAs vesting acceleration;

xiv)	review of preliminary recommendations regarding 2016 incentive plans;

xv)	review and approval of 2016 officer compensation; and

xvi)	review of executive officer employment agreements.

Officers attend Compensation Committee meetings only at the invitation of the Compensation Committee. It is generally the practice of the Compensation Committee to meet in executive session following management participation in meetings to allow time for discussion without management present.

In addition, members of the Compensation Committee are provided unrestricted access to all officers of AFC and the Bank throughout the year. AFC and its executive management do not monitor or maintain records regarding the frequency or subject matter of such contacts.

The Compensation Committee, from time to time, retains a compensation consultant to review executive officer and director compensation.

In October 2014, the Compensation Committee retained the services of Pearl Meyer & Partners, LLC, referred to as Pearl Meyer, who had also been retained by the management of AFC and the Bank, to provide annual incentive performance metrics used by peers in connection with the compensation of executive officers and to conduct a market assessment of the non-employee director compensation program. The Compensation Committee considered whether any conflict would result from Pearl Meyer’s retention by management and concluded that none existed. The only instruction beyond the scope of these engagements was to direct that a preliminary draft of their report would, in each case, be simultaneously delivered to both the Chairman of the Compensation Committee and to management. This process was established to ensure that the consultants were free from any interference from management in presenting their conclusions to the Compensation Committee’s representative and so that management would be provided with an opportunity to review the report so that any errors or inaccuracies could be corrected by the consultants before a final report was presented to the Compensation Committee. Pearl Meyer concluded that the incentive metrics utilized by the Bank have been historically similar to those used by the Bank’s peers, however they further noted that during the past year several higher growth banks, similar in size to the Bank, commenced utilizing growth related metrics, including but not limited to return on equity, return on assets and growth relative to peers. Pearl Meyer provided three basic designs relating to changes they recommended the Bank make to its incentive metrics and/or targets. The Compensation Committee determined that further research was necessary prior to implementing any changes. With respect to the non-employee director compensation program, noting the split between equity and cash AFC provides to each non-employee director, Pearl Meyer concluded that the structure of the non-employee director compensation program is generally consistent with AFC’s peer group and that, overall, the compensation of non-employee directors is consistent with market practice. No changes to the non-employee director compensation program were made since the compensation was determined to be competitive to the Bank’s peers. See the discussion under “Director Compensation” for additional information regarding director compensation. The peer group utilized for these studies consisted of 13 companies with median assets and revenues of $18.5 billion and $734 million, respectively, including BankUnited, Inc., First Niagara Financial Group, Inc., Fulton Financial Corporation, Investors Bancorp Inc., New York Community Bancorp Inc., National Penn Bancshares Inc., People’s United Financial Inc., Signature Bank, TCF Financial Corporation, Valley National Bancorp., Webster Financial Corporation and UMB Financial Corp. For further information regarding the role of the executive officers in determining or recommending the amount and form of executive officer and director compensation and the role and identity of compensation consultants utilized and the nature of the assignments undertaken, see “Compensation Committee Interlocks and Insider Participation,” “Director Compensation” and “Compensation Discussion & Analysis.”

In March 2015, the Compensation Committee again retained the services of Pearl Meyer to assist the Compensation Committee in its ongoing effort to link management compensation to the goals of the Bank, keeping in mind the Bank was still in a strategic transition to a more fully diversified, full service community bank. Pearl Meyer reviewed the Bank’s short-term and long-term incentive plans. They also reviewed “best practices” in connection with the design of both short-term and long-term incentive compensation plans. These “best practices” include, but are not limited to: (i) aligning payouts with performance; (ii) maintaining an appropriate balance between fixed and variable compensation as well as company and individual performance; (iii) driving top business priorities without encouraging excessive risk taking; (iv) ensuring long-term incentives reward long-term behaviors; and (v) maintaining appropriate risk mitigation measures. Pearl Meyer suggested certain possible performance metrics and suggested that whatever performance measures were selected should align with the Strategic Plan. Pearl Meyer concluded that, on an overall basis, aggregate short-term target compensation levels, including base salary and short-term incentive compensation, as well as long-term incentive compensation were generally competitive with the market while actual short-term compensation and long-term incentive compensation lagged the market. Both short-term and long-term target annual incentive opportunities tended to exceed market levels, while actual short-term and long-term incentive payout tended to lag the market as target performance goals were not reached. Pearl Meyer also pointed out that the Compensation Committee should consider the fundamental issue of whether the executives should be compensated based on completion of the strategic transition, based solely on peer comparisons of performance or a balance of the two. The peer group utilized for these studies consisted of 15 companies with median assets of $18.8 billion, including Associated Banc-Corp, EverBank Financial Corp., F.N.B. Corporation, Fulton Financial Corporation, Investors Bancorp Inc., MB Financial Inc., National Penn Bancshares Inc., PrivateBancorp, Inc., Prosperity Bancshares Inc., Signature Bank, TCF Financial Corporation, UMB Financial Corporation, Valley National Bancorp, Webster Financial Corp. and Wintrust Financial Corporation. Pearl Meyer also reviewed with the Compensation Committee the results of the say-on-pay vote at the 2015 Annual Meeting of Shareholders. For more information on this review, see “Consideration of Prior Say-on-Pay Votes.”

Oversight of Risk Management

In 2011, the Board established a dedicated Enterprise Risk Management Committee. The Enterprise Risk Management Committee consists of all independent directors, with Mr. Leeney serving as Chairman. In December 2011, the Board established a dedicated Chief Risk Officer position and appointed Mr. Eggleston, a senior executive officer, to fill this role. In addition to overseeing the enterprise risk management function, the Chief Risk Officer oversees AFC’s other significant risk control areas, including the Compliance, Credit, Asset Review, Regulatory Affairs and Legal Departments.

The Board, through the Enterprise Risk Management Committee, exercises its role in AFC’s risk oversight process by receiving regular reports from executive and senior management concerning, among other things, the development and maintenance of appropriate risk tolerances, AFC’s strategic and capital plans, and other areas of material risk to AFC including but not limited to operational, compliance and regulatory risk. These reports allow the Board and the Enterprise Risk Management Committee to understand and direct necessary adjustments to AFC’s risk appetite framework, risk appetite statement, risk limits and risk mitigation strategies. The Board, primarily through the Enterprise Risk Management Committee and the Audit Committee, reviews and oversees the implementation of all actions contained in communications between AFC and the Bank and the various regulatory authorities which oversee their operations. The Enterprise Risk Management Committee annually reviews and approves AFC’s risk management policy which outlines material risks facing AFC and the Bank, and specifies the manner in which such risks are managed.

Consideration of Prior Say-on-Pay Votes

Beginning in May 2011, AFC annually has submitted to a vote of its shareholders the approval, on a non-binding basis, of the compensation of the named executive officers identified in the proxy materials for such meeting. Accordingly, in May 2015, the approval, on a non-binding basis, of the compensation of the named executive officers identified in the 2015 proxy materials, was submitted to a vote of AFC’s shareholders. Of the total votes cast on this proposal at the 2015 Annual Meeting, 40.3% voted to approve, on a non-binding basis, the compensation of the named executive officers identified in the proxy materials for such meeting. The Compensation Committee noted that, other than actuarial changes in pension values, changes in actual compensation of the Named Executives from 2013 to 2014 was not material and that the results of the 2013 and 2014 say-on-pay votes each exceeded 75% in favor. Following the 2015 Annual Meeting, the Compensation Committee retained Pearl Meyer to assist it in developing a shareholder outreach program and a strategy to address the Code Section 280G tax gross-up provisions of the Named Executives’ employment agreements. In August 2015, Pearl Meyer presented reports to the Compensation Committee detailing a competitive review of the executive officers’ compensation and estimates of the Code Section 280G impact of the executive officers’ employment agreements in the event of a change of control. These reports also detailed the impact of replacing the tax gross-up provisions of the Named Executives’ employment agreements with provisions that provide that gross benefits under such employment agreements for the Named Executives would be reduced to avoid an excess parachute payment under Section 280G of the Code if doing so would result in a greater after-tax benefit to the Named Executive. Such impact included substantial savings that could inure to AFC and the impact such changes might have on the Named Executives. It was recognized that in the short-term any such revisions would require the consent of the affected Named Executives. In September 2015, the Compensation Committee’s ongoing evaluation of these matters was curtailed as the Board was evaluating the AFC’s strategic alternatives and ultimately deciding to enter into the Merger Agreement. As a result of AFC’s entering into the Merger Agreement and in consideration of the provisions of the Merger Agreement and related materials with respect to compensation and benefits matters of AFC, the Compensation Committee decided to not engage in a shareholder outreach program in connection with its decision making process related to 2016 compensation. Instead, the Compensation Committee focused on issues of retention and incentives for the successful completion of the Merger. The Compensation Committee also recognized that any potential adjustments to the employment agreements of the executive officers in response to the 2015 say-on-pay vote would be difficult if not impossible to effect in light of the execution of the Merger Agreement and the benefits to which the executive officers would become entitled in connection with the closing of the Merger.

The following details the components of AFC’s executive compensation program.

Base Salary

Salary levels are designed to be competitive with cash compensation levels paid to similar executives at banking institutions of similar size and standing, giving due consideration to the marketplace in which AFC and the Bank operate. Base salary levels are considered in conjunction with the short-term non-equity incentive plan compensation component of the executive compensation program.

AFC’s performance to a significant degree is dependent upon factors which, in the short-term, may be positively or negatively impacted by events outside of the control of management. Our operating results are dependent primarily on our net interest income, which is the difference between the interest earned on our assets and the interest paid on deposits and borrowings. Our earnings are particularly susceptible to changes in market interest rates and U.S. Treasury yield curves, government policies and the actions of regulatory authorities. Generally, the Compensation Committee seeks to balance these factors together with the performance of AFC and set base salary at a level which provides a reasonably competitive level of base compensation.

In determining whether the level of base salary and short-term non-equity incentive plan compensation, or total cash compensation, is competitive, the Compensation Committee reviews information from a variety of sources, including peer data and national and regional compensation surveys. These sources, taken together, are utilized ultimately to confirm that the level and structure of executive compensation, and that of other officers, are fair, competitive and reasonable. For example, the Compensation Committee receives information and, from time to time, recommendations from management and has direct access to publications reflecting industry practices. In addition, from time to time, when the Compensation Committee deems necessary, the Compensation Committee retains the services of compensation consultants who report directly to the Compensation Committee. Although management necessarily assists the Compensation Committee and its consultants during this process, controls are implemented to ensure that the consultants’ opinions and recommendations are reported directly to the Compensation Committee, independent of management.

In reviewing information on compensation practices with regard to executive officers within the banking industry, the primary factors which influence salary and short-term non-equity incentive plan compensation levels are the size and complexity of the institution or business unit being managed, the marketplace in which the institution is located, the position held by the executive and the performance of the institution.

Generally, the Compensation Committee reviews Named Executives’ total cash compensation for the ensuing year in December of each year at the same time as such matters are considered for all other officers of AFC and the Bank. In conducting such review, the Compensation Committee considers the performance of AFC, the performance of each of the executive officers (based both on the directors’ own insights and discussions with Mr. Redman), the salary and compensation history of the Named Executives and both the proposed short-term non-equity incentive plan compensation targets for the coming year and proposed equity compensation grants.

On an organization-wide basis, a base salary increase target of 3% was established for 2015 based in part upon survey data indicating projected base salary increases of between 2.9% and 3.2% nationally. Among the surveys utilized were WorldAtWork 2015/2016 Salary Budget Survey, All Industries, Finance and Insurance, New York Metropolitan Area and Mercer 2015/2016 U.S. Compensation Planning Survey, All Industries and National and Northeast Financial Services.

In developing the Strategic Plan for 2015, the Board recognized that achievement of the goals set forth therein would be an ongoing, multi-year process which, although not generating immediate returns, would require the retention of certain employees in order to be successful. For 2015, the Compensation Committee and the Board determined not to award across-the-board base salary increases to the Named Executives but, in recognizing the need to keep the total cash compensation of the Named Executives competitive in the industry, approved a salary increase of 5.6% for Mr. Fusco. The Compensation Committee also determined that it was appropriate to award incentive bonuses for 2015. See “Short-Term Non-Equity Incentive Plan Compensation” below.

Short-Term Non-Equity Incentive Plan Compensation

Short-term non-equity incentive plan compensation for our Named Executives generally consists of awards paid pursuant to the Executive Incentive Plan. This plan, which was most recently approved by the shareholders of AFC in 2015, is a performance-based plan. Annually, the Compensation Committee establishes, in advance, performance objectives. These performance objectives are derived from the Strategic Plan, which is reviewed and approved by the Board annually, and typically covers the ensuing three years. The compensation payable under the Executive Incentive Plan, while it may be reduced by the Compensation Committee in its discretion, is otherwise tied directly to the attainment of the pre-established performance objectives. The Executive Incentive Plan has been structured in this manner to maintain the tax deductibility to AFC of awards under this plan pursuant to Section 162(m) of the Code. Therefore, the Compensation Committee has no discretion under this plan to reward performance by a particular Named Executive that may have favorably impacted AFC’s results disproportionately or reward performance that is not immediately captured in the financial performance matrix utilized.

As noted above, the Board and Compensation Committee of AFC recognize that the performance of AFC is substantially affected by the environment in which it operates, particularly interest rate movements and the shape of the yield curve. It is expected that AFC’s executives will maintain systems to monitor such environment and over time take steps to prudently manage the various risks that such environment presents. As a general matter, the Board and the Compensation Committee believe that, to be effective, the attainment of targets established under the Executive Incentive Plan should be challenging, yet prudently attainable, so as not to encourage either imprudent risk taking or the sacrifice of long-term performance for short-term gains.

In 2015, the Committee retained Pearl Meyer to assist in the review of market surveys and peer group comparisons. Compensation and other financial data for our peer group are compiled from publicly available information as well as from various surveys for similarly-sized and similar industry companies. Because the information is based on publicly available data, the comparisons are always against the data for the immediately preceding year (i.e., the 2015 study was based on data included in the 2014 annual reports and 2014 proxy statements of our compensation peer group).

The compensation peer group we used in 2015 was selected after an extensive review of our prior peer group and exploration of new peer possibilities which were better aligned with our size and business. The companies were chosen on the basis of one or more of the following factors:

•	As compared to AFC, they were within a reasonable range for revenue size and equity market capitalization;

•	They had executive positions comparable to those at AFC, which required a similar set of management skills and experience;

•	They were representative of institutions used by proxy advisory firms as our peers; and/or

•	They compete with us for business and executive talent.

The following table shows the 2014 peer group compared to the 2015 peer group, with overlapping companies marked with an asterisk:

2014 Peer Group	2015 Peer Group
First Niagara Financial Group, Inc.	Associated Banc-Corp
Flushing Financial Corp.	EverBank Financial Corp.
Hudson City Bancorp, Inc.	F.N.B. Corporation
Huntington Bancshares Inc.	Fulton Financial Corporation
New York Community Bancorp	Investors Bancorp Inc.
People’s United Financial, Inc.	MB Financial Inc.
Provident Financial Services, Inc.	National Penn Bancshares Inc.
Signature Bank*	PrivateBancorp, Inc.
TCF Financial Corporation*	Prosperity Bancshares Inc.
Valley National Bancorp.*	Signature Bank*
Washington Federal, Inc.	TCF Financial Corporation*
Webster Financial Corp.*	UMB Financial Corporation
Zions Bancorporation	Valley National Bancorp*
Webster Financial Corp.*
Wintrust Financial Corporation

The Executive Incentive Plan for 2015 provided for a target incentive opportunity equal to eighty percent (80%) of base salary for the President and Chief Executive Officer and sixty-five percent (65%) of base salary for the senior executive officers, including Messrs. Eggleston, Fusco and Keegan. While Mr. Donlon participated in the Executive Incentive Plan in 2015, his plan based incentive was less than his guaranteed 2015 bonus of $325,000, provided as part of his new hire package.

The performance measurements used for the Executive Incentive Plan for 2015 were AFC’s return on average assets, referred to as ROA, and AFC’s return on average tangible common equity, referred to as ROATCE. Based upon the Strategic Plan, a series of achievement levels were established in advance for ROA and ROATCE, with each level assigned a percentage award ranging from 0% to 200% of the target incentive opportunity. Increasing performance within this range would result in a ten-to-twenty percentage point incremental increase in the award for each achievement level met or exceeded to 100% and a twenty-five percentage point incremental increase thereafter up to 200%. ROA accounted for 40% of each executive’s incentive opportunity, and was required to equal or exceed 0.24% for a 20% award, 0.34% for a 40% award, 0.47% for a 50% award, 0.54% for a 60% award, 0.59% for a 70% award, 0.64% for an 80% award, 0.74% for a 100% award and 1.14% for a 200% award. ROATCE accounted for 60% of each executive’s incentive opportunity, and was required to equal or exceed 3.07% for a 20% award, 4.07% for a 40% award, 5.07% for a 50% award, 6.07% for a 60% award, 6.57% for a 70% award, 7.07% for an 80% award, 8.07% for a 100% award and 12.07% for a 200% award. The amount, if any, of the incentive payment under the Executive Incentive Plan for each of the Named Executives (other than Mr. Donlon), was based upon the level of performance measurements achieved.

The Compensation Committee believes that these performance measurements are over time, on an institution-wide basis, within the sufficient control of management and should be captured in the total returns provided to shareholders of AFC Common Stock.

At the time the ranges were established in March 2015, the Compensation Committee, consistent with past practice, also authorized certain financial statement categories for potential adjustments to AFC’s ROA and ROATCE, as reported in accordance with U.S. generally accepted accounting principles, referred to as GAAP, in determining the ultimate performance under the Executive Incentive Plan. In such cases, typically, business plan assumptions are substituted for items that reflect changes in GAAP or are unknown, highly unpredictable or uncontrollable by management at the time the business plan for the coming year is developed or approved. The nature of the adjustments authorized for 2015 was generally consistent with adjustments authorized pursuant to the Executive Incentive Plan in previous years.

The specific adjustments made to AFC’s GAAP net earnings and average tangible common equity for 2015 to arrive at adjusted ROA and adjusted ROATCE for purposes of determining the performance under the Executive Incentive Plan were as follows:

i)	General and administrative expenses were decreased by $3.6 million to reflect business plan assumptions which were substituted for GAAP expenses related to stock-based compensation expense;
ii)	The income tax provision was adjusted by the following:

a)    the provision was increased by $1.3 million related to the general and administrative adjustment noted above; and

b)    the income tax benefit of $11.4 million related to the impact of income tax legislation enacted in the 2015 second quarter, primarily applicable to New York City, was eliminated; and

iii)	Average tangible common equity was decreased by the following:

a)    $5.5 million to reflect the adjustments to net earnings available to common stockholders as set forth above; and

b)    $1.2 million to eliminate any gain, other than that which existed at December 31, 2014, with respect to accumulated other comprehensive net income.

As a result, and after factoring in the impact of the incentive payment amounts themselves, for fiscal year 2015, the Compensation Committee, pursuant to the terms of the Executive Incentive Plan, certified that AFC’s financial performance goals resulted in overall 50% of target incentive payments based upon an adjusted ROA of 0.52% and an adjusted ROATCE of 5.40%.

Under the terms of the Merger Agreement, AFC was permitted to determine and pay annual bonuses in respect of the 2015 fiscal year based on actual performance taking into account the expenses and costs related to the Merger, but no such adjustments were made. AFC also, in consultation with NYCB, accelerated the determination and payment of the 2015 annual bonuses so that such amounts were paid in December 2015. The Board took this action to seek to eliminate or reduce (i) the excise tax the executive officers may have incurred on payments they are entitled to receive in connection with the Merger and that are considered excess parachute payments under section 280G of the Code and (ii) the corresponding “gross-up” payments NYCB might otherwise have incurred to the executive officers under the employment agreements the executive officers entered into with AFC and the Bank.

Equity-Based Compensation

The equity-based compensation portion of AFC’s and the Bank’s 2015 compensation program consists of awards of RSAs and RSUs pursuant to the 2014 Stock Incentive Plan. As of February 29, 2016, there were 2,651,371 shares of AFC Common Stock available for future awards pursuant to the 2014 Stock Incentive Plan. The purpose of the 2014 Stock Incentive Plan is to promote the growth and profitability of AFC, to provide certain key officers and employees of AFC and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence and to provide such individuals with an equity interest in AFC.

Since 2006, the Compensation Committee has only granted RSAs and RSUs, and not options, to AFC’s executive officers. Through 2012, these restricted stock grants have been made in the form of RSAs, which have voting and dividend rights. Since RSAs consist of outstanding common shares, the dividend rate applicable to RSAs is the same rate applicable to AFC Common Stock outstanding generally. Commencing in January 2013, the Compensation Committee also began granting performance-based RSUs, which represent a right to receive one share of common stock in the future, subject to meeting certain criteria. In order for RSUs to vest, specific performance objectives must be achieved within a specified performance measurement period. RSUs have no voting or dividend rights prior to vesting and delivery of shares. The performance measurement period for the RSUs granted in April 2015 is the fiscal year ending December 31, 2017 and the vesting date of such RSUs is February 1, 2018. Shares will be issued on the vesting date at 125%, 100%, 75%, 50%, 25% or 0% of units granted depending upon actual performance achieved during the measurement period.

Since 2008, it has been the practice of AFC generally to award restricted stock to senior officers of the Bank and AFC annually following the release of AFC’s prior fiscal year results in late January. These awards historically have been made to officers having the title of Vice President or higher. This totaled 116 officers as of the grant date of April 27, 2015, 115 of which were eligible to receive grants. The Compensation Committee believes that this group of individuals has the greatest ability to impact the overall performance and therefore the stock price of AFC.

In April 2015, the Compensation Committee approved equity grants, of which a total of 400,320 RSAs and 409,800 RSUs were granted to officers holding the title of Vice President or higher, of which a total of 176,550 RSAs and 177,000 RSUs were granted to the nine executive officers, and of which a total of 132,690 RSAs and 133,000 RSUs were granted to the Named Executives. The aggregate value of these awards, based on the closing price of AFC Common Stock on the NYSE as of the date of grant totaled $2,307,509 for RSAs and $2,237,280 for RSUs, with respect to grants made to the nine executive officers and $1,734,258 for RSAs and $1,681,120 for RSUs, with respect to grants made to the Named Executives. In all cases, the value ascribed to awards of RSAs has been the closing price of AFC Common Stock on the NYSE on the date of the grant or award, and the value ascribed to RSUs has been the closing price of AFC Common Stock on the date of the grant or award, reduced by the present value of the expected dividend stream during the vesting period for the RSUs using a risk-free interest rate.

On occasion, grants or awards may also be made at or near the time a new officer is hired, or at the time an officer is promoted to a position involving an enhanced degree of responsibility. In 2015, 1,200 shares of AFC Common Stock were granted to such non-executive officers.

When awarded, the level of restricted stock granted to each officer, including the executive officers, is established at the discretion of the Compensation Committee. Among the specific factors considered in determining the level of grant for any particular officer was the overall cost and value of the awards and the officer’s rank, responsibilities and ability to impact the overall financial performance of AFC, the officer’s salary and the officer’s individual performance. Among the elements of individual performance and contribution considered by the Compensation Committee for each Named Executive were the extent to which such officer demonstrated leadership and motivational qualities, the effectiveness of such officer in managing operations within his areas of responsibility, such officer’s effectiveness in adapting to unforeseen circumstances, the extent to which such officer’s individual performance contributed to AFC meeting its corporate and strategic goals for the year as compared to other executive officers, and how such officer’s individual performance measured up to the individual goals and objectives set at the beginning of the fiscal year. In the case of the Chief Executive Officer, the Compensation Committee also takes into account the extent to which he succeeded in implementing the Strategic Plan, as well as how effectively he guided executive management in connection with AFC’s corporate performance goals.

In accordance with the terms of the Merger Agreement and in consultation with NYCB, AFC accelerated the vesting of certain equity awards that would otherwise have vested later so that such awards vested in December 2015. At meetings held in December 2015, the Compensation Committee, in anticipation of the pending Merger, approved the accelerated vesting of portions of RSAs and RSUs of the AFC Common Stock held by executive officers of the AFC, including portions of awards held by the Named Executives.

The affected awards were granted in 2013, 2014, 2015 under the 2005 Stock Incentive Plan and 2014 Stock Incentive Plan, and were subject to vesting based on the continued service of the recipient until a specified date and, in some cases, the achievement of an established performance objective. Under the original terms of these awards, given continued service and attainment of performance objectives, all portions of the awards that were accelerated would have vested either during 2016 pursuant to the original vesting schedule or immediately before the closing of the Merger (except for the 9,580 shares granted to Mr. Keegan, vested on December 14, 2015, the original vesting date of which was December 31, 2015). The Compensation Committee reviewed and confirmed the satisfaction of the performance objectives applicable to the awards being accelerated. The total numbers of shares accelerated for Named Executives was 278,837.

The Compensation Committee accelerated the vesting of the awards to seek to eliminate or reduce (i) the excise tax the executive officers may have incurred on payments they are entitled to receive in connection with the Merger and that are considered excess parachute payments under section 280G of the Code and (ii) the corresponding “gross-up” payments NYCB might otherwise have incurred to the executive officers under the employment agreements the executive officers entered into with AFC and the Bank.

See “Security Ownership of Management,” “Summary Compensation Table” and “2015 Outstanding Equity Awards at Fiscal Year End Table” for further information regarding certain restricted stock outstanding with respect to the Named Executives.

Retirement Benefits

Retirement benefits are designed to provide for an adequate level of income to each participating employee following his or her retirement from AFC and the Bank based upon compensation level and length of service and more recently their own participation in contributing toward their retirement. These benefits are also designed to support the goals and objectives of the remainder of the compensation program. Among those goals and objectives has been the retention of participating employees.

Retirement benefits are provided through the Astoria Bank 401(k) Plan, referred to as the 401(k) Plan, the Astoria Bank Employees’ Pension Plan, the Bank Excess Benefit Plan, referred to as the Excess Plan, and the Bank Supplemental Benefit Plan, referred to as the Supplemental Plan. The Employee Pension Plan, the Excess Plan and the Supplemental Plan are referred to collectively as the DB Plans. Certain post-retirement benefits are also provided through the Bank’s Retirement Medical and Dental Benefit Policy for Vice Presidents and above, referred to as the Post-retirement Medical Plan.

In 1986, the Bank implemented the Incentive Savings Plan which is now called the Astoria Bank 401(k) Plan, a defined contribution 401(k) plan. At the time it was implemented, the 401(k) Plan operated as a profit sharing plan pursuant to which employees received from the Bank matching contributions, based upon their level of voluntary participation in the plan. The 401(k) Plan gave employees an incentive to save, helped provide for their retirement, provided certain tax benefits to participants, helped focus employees on the profitability of the Bank and allowed employees to rollover vested balances if they left the Bank’s employ prior to retirement age. The 401(k) Plan continues to be maintained and employees can continue to make voluntary contributions into the 401(k) Plan. From 1993 through 2012, the Bank and AFC made no contributions to the 401(k) Plan. In January, 2013, the Bank resumed making matching contributions equal to 50% of an employee’s contribution up to 6% of the employee’s compensation, for a maximum contribution of 3% of the participating employee's compensation, in anticipation of the elimination of benefits under the Astoria Federal Savings and Loan Association Employee Stock Ownership Plan, or ESOP, which was frozen as of December 31, 2013 and merged with and into the 401(k) Plan effective April 1, 2014. In January 2015, the Bank enhanced the contributions to the 401(k) Plan. Currently, the Bank makes matching contributions equal to 100% of each employee's contributions up to 3% of the employee's compensation plus 50% of each employee's contributions over 3% but not in excess of 6% of the employee's compensation for a maximum contribution of 4.5% of the participating employee's compensation.

The Employee Pension Plan is a qualified defined benefit plan. This plan, historically, was the primary retirement vehicle for the Bank, which, when the plan was originally adopted in 1949 and until 1993, was a relatively small mutual thrift institution. The benefit formula under the Employee Pension Plan, which evolved over time based primarily upon Code requirements, is based upon length of service and, prior to April 30, 2012, the average compensation level for the five years preceding retirement. As described in more detail below, the Employee Pension Plan was amended effective April 30, 2012, to freeze benefit accruals. In connection with this change, the plan was amended to base benefits on the higher of the average of the five highest years of salary of a participant during the ten years immediately preceding retirement on or before April 30, 2012, or the annual rate of the participant’s salary as of April 30, 2012, whichever was greater.

As a tax qualified plan, the compensation level which can be considered in the benefit formula is capped in accordance with applicable provisions of the Code. As a result, the Employee Pension Plan, over time, failed to capture significant amounts of compensation in the benefit formula, at the higher salary and compensation levels within the Bank.

In 1983, the Excess Plan, a non-qualified defined benefit plan, was instituted. This plan applies the Employee Pension Plan benefit formula to salary-based compensation above the Internal Revenue Service, or IRS, compensation limits.

In 1991, the Bank instituted the Supplemental Plan, also a non-qualified defined benefit plan, to maintain the then current benefit formula for a group of officers impacted by a reduction in the benefits formula under the qualified plan and, indirectly, the Excess Plan due to changes mandated under the Code. Mr. Redman is the only Named Executive who is currently a participant in the Supplemental Plan. See the discussion under the heading “Additional DB Plan Information” regarding the benefit formulas applicable to the DB Plans and the effect of the freezing of the DB Plans as of April 30, 2012.

Increasingly, over time, defined benefit plan expense has become extremely volatile and of a material magnitude. Increasingly, companies have moved from providing defined benefit based retirement programs to defined contribution programs which, while generally providing lower benefit levels, encourage employee participation in the retirement savings process while creating expense structures which are predictable and controllable. As part of the 2012 expense control initiative, the DB Plans were frozen effective April 30, 2012.

The Post-retirement Medical Plan provides executive and other senior officers and their spouses, if any, with medical and dental insurance coverage following such officers’ retirement from the Bank at age 55 or older with at least ten years of service. Based upon the officer’s age at retirement, the Bank pays between fifty percent (50%) and one hundred percent (100%) of the premiums for such coverage. AFC views this plan as another vehicle to encourage the retention of its senior officers.

Perquisites

The executive officers are provided with certain perquisites detailed below. These perquisites are modest in cost and scope. See the section entitled “Transactions with Certain Related Persons” for a discussion of the Bank’s Employee & Director Mortgage Loan Policy.

Other Banking Services

The Bank provides to its employees, officers and directors routine retail banking services, including primarily checking, savings and certificate of deposit accounts. The Bank from time to time waives, for such individuals, certain de minimis fees associated with such accounts. As these amounts are waived on a non-discriminatory basis to the Bank’s employees generally, under SEC regulations, they are not included in the Summary Compensation Table for the Named Executives or the 2015 Director Compensation Table for the directors and are not considered to be related-party transactions.

Company-Provided Automobiles

All executive officers are provided with a company owned or leased automobile for their business and personal use. The Bank pays the maintenance, insurance and licensing-related costs of the automobile, but not fuel costs. The value of this benefit, net of direct business usage, for which other employees are reimbursed, is included in the Summary Compensation Table under the All Other Compensation column.

Use of Corporate Aircraft and Other Travel-Related Expenses

AFC maintains a fractional leasehold interest in a corporate aircraft for use by its executives for business purposes only. Personal use of the aircraft is not permitted. The use of this aircraft by the executives is viewed by AFC as integrally and directly related to their job performance. As a result, this use is not viewed as a perquisite as defined by SEC regulations.

AFC has a policy when Named Executives travel on business to allow the executives to be accompanied by their spouses. This benefit is utilized sparingly by the executives and is considered a perquisite. The estimated incremental cost of the spouse’s attendance is included in the Summary Compensation Table under the All Other Compensation column where such amount can be determined. In all cases, such benefit is immaterial to the compensation of the Named Executives. If a Named Executive is traveling on business utilizing the corporate aircraft and there is otherwise room available on the aircraft for the executive’s spouse to accompany the executive, the spouse may do so. As there is no incremental cost to AFC for the spouse accompanying the executive on such flight, no amount has been included in the Summary Compensation Table with respect to such usage. To the extent a commercial flight was utilized and AFC bore the cost of the spouse’s air travel, the cost of such air travel is included in the Summary Compensation Table under the All Other Compensation column.

Other Benefits

All senior officers, including the Named Executives, are offered the opportunity to have an annual physical examination at the Bank’s expense. In the alternative, senior officers may consult their own physicians and submit the cost of such physical through the officer’s medical insurance coverage which is available to all full time employees. The Bank will reimburse senior officers who consult their own physician the amount in excess of any medical insurance reimbursement less the amount the employee may receive pursuant to the employee’s medical flexible spending account, if any.

Cash versus Non-cash and Current versus Future Compensation

The Compensation Committee does not maintain a stated policy which dictates cash versus non-cash compensation or current versus future compensation. However, the allocation of cash and non-cash compensation for each of the Named Executives is reviewed by the Compensation Committee annually and reflects its best efforts to balance the short and long-term objectives of AFC.

Compensation Clawback Policy

AFC has adopted a compensation clawback policy that applies to its officers and employees who receive performance-based compensation, including incentive cash bonuses and equity grants with performance vesting conditions. Under this policy, in the event of the restatement of AFC’s audited financial statements, performance-based compensation paid during the three-year period preceding the date on which the restatement occurs (subject to extension) will be reviewed by the non-interested members of the Board or such committee of the Board as the Board may determine, or the Clawback Review Committee. The Clawback Review Committee shall determine whether to demand repayment of any performance-based compensation overpayment, based in part on a report from management identifying the performance-based compensation paid during the three-year period compared to the amount that would have been payable based on the corrected financial statements, as well as such other information, evidence, advice and other considerations as the Clawback Review Committee may, in its discretion, deem relevant.

Summary Compensation Table

						Change in
						Pension
					Non-	Value and
					Equity	Nonqualified	All
					Incentive	Deferred	Other
Name and				Stock	Plan	Compensation	Compen-
Principal		Salary	Bonus	Awards	Compensation	Earnings	sation	Total
Position(1)	Year	($)(3)	($)(4)	($)(5)	($)(6)	($)(7)	($)(8)	($)

Monte N. Redman	2015	960,000	0	1,324,283	384,000	0	49,946	2,718,229
President and Chief	2014	960,000	0	1,319,077	460,800	1,227,292	45,741	4,012,910
Executive Officer	2013	930,000	0	1,225,434	558,000	0	97,260	2,810,694

Frank E. Fusco	2015	565,000	0	667,806	183,265	0	45,225	1,461,296
Senior Executive Vice President	2014	535,000	0	630,623	208,650	425,399	41,038	1,840,710
and Chief Financial Officer	2013	515,000	0	578,370	251,063	0	83,580	1,428,013

Gerard C. Keegan	2015	625,000	0	369,832	203,125	0	37,236	1,235,193
Vice Chairman, Senior	2014	625,000	0	736,965	243,750	421,976	37,160	2,064,851
Executive Vice President and Chief Operating Officer	2013	600,000	0	673,358	292,500	0	84,844	1,650,702

Alan P. Eggleston	2015	535,000	0	632,074	173,875	0	42,227	1,383,176
Senior Executive Vice	2014	535,000	0	630,623	208,650	364,968	38,939	1,778,180
President and Chief Risk Officer	2013	515,000	251,063	578,370	0	0	81,993	1,426,426

Hugh J. Donlon	2015	450,000	675,000	421,383	0	21,177	40,016	1,607,576
Senior Executive Vice	2014	95,192	325,000	1,050,035	0	0	3,925	1,474,152
President and Chief Lending Officer (2)

(1)	All titles were held throughout 2015.
(2)	Mr. Donlon has served as Senior Executive Vice President and Chief Lending Officer since October 14, 2014. The amount reflected in the Salary column for 2014 represents Mr. Donlon’s salary earned from October 14, 2014, his hire date, through December 31, 2014.
(3)	Each of the Named Executives elected to contribute a portion of his salary into the 401(k) Plan. Each of the Named Executives also elected to contribute a portion of his salary into a medical flexible spending account. Participation in these plans is not discriminatory in favor of the Named Executives. Such employee contributions are included in the figures reported as salary.
(4)	This column reflects the incentive award paid to Mr. Eggleston in 2013 which was based upon his personal performance and set at the discretion of the Compensation Committee and bonuses paid to Mr. Donlon under the terms of his offer letter, including sign-on bonuses of $325,000 in 2014 and $350,000 in 2015, along with a guaranteed minimum bonus of $325,000 for 2015.
(5)	This column represents the aggregate grant date fair value of RSA and RSU awards made to the Named Executives in 2013, 2014 and 2015 pursuant to the 2005 Stock Incentive Plan and the 2014 Stock Incentive Plan, which plans were previously approved by the shareholders of AFC. The figures in this column for 2015 include fair values for the 2015 RSUs reflecting the probable outcome of performance conditions, as determined as of the grant date pursuant to FASB ASC Topic 718. The maximum amounts payable for RSUs that will vest in the event that AFC performs at the maximum payout percentages (125% of the target award) for the year ending December 31, 2017, would be $815,280 for Mr. Redman, $410,800 for Mr. Fusco, $227,520 for Mr. Keegan, $388,680 for Mr. Eggleston and $259,120 for Mr. Donlon. If these maximum amounts were included in the table above, the resulting aggregates reported would be $2,881,285 for Mr. Redman, $1,543,456 for Mr. Fusco, $1,280,697 for Mr. Keegan $1,460,912 for Mr. Eggleston and $1,659,400 for Mr. Donlon. Mr. Donlon was hired on October 14, 2014 and did not participate in the 2005 Stock Incentive Plan for 2014 but received a one-time grant of 85,161 RSAs pursuant to the 2014 Stock Incentive Plan as part of his new hire package. The fair value of the RSAs is calculated using the closing price of AFC Common Stock as quoted on the NYSE on the date of the award. The fair value of the RSUs is calculated using the closing price of AFC Common Stock as quoted on the NYSE on the date of the award, reduced by the present value of the expected dividend stream during the vesting period of such awards using a risk-free interest rate. For additional information, see Note 15 of the Notes to the Consolidated Financial Statements. For additional information regarding RSAs and RSUs held by the Named Executives, see the 2015 Outstanding Equity Awards At Fiscal Year-End Table.

(6)	This column represents the incentive bonus award payments made to the Named Executive for 2013, 2014 and 2015 pursuant to the Executive Incentive Plan, which plan was previously approved by the shareholders of AFC. For additional information, see the 2015 Grants of Plan-Based Awards Table. Mr. Donlon was hired on October 14, 2014 and was not eligible for an incentive bonus award for 2014. While Mr. Donlon did participate in the Executive Incentive Plan in 2015, his plan based incentive was less than his guaranteed 2015 bonus of $325,000.00, provided as part of his new hire package.
(7)	This column represents the sum of the actuarial change in pension value in 2013, 2014 and 2015 for Mr. Redman, Mr. Fusco, Mr. Keegan and Mr. Eggleston according to their respective participation in the DB Plans. Mr. Donlon was hired on October 14, 2014 and does not participate in any of the DB Plans. For information regarding the assumptions used in determining the present value of such benefits, as well as additional information regarding the Named Executives’ participation in such plans, see “Additional DB Plan Information” and the 2015 Pension Benefits Table. Pursuant to SEC regulations, Messrs. Redman, Fusco, Keegan and Eggleston’s change in pension value for 2015 is disclosed as $0.00 because the changes in the actuarial value of their benefits from December 31, 2014 to December 31, 2015 were negative $375,643, $107,570, $374,570 and $52,186, respectively. Pursuant to SEC regulations, Messrs. Redman, Fusco, Keegan and Eggleston’s change in pension value for 2013 is disclosed as $0.00 because the changes in the actuarial value of their benefits from December 31, 2012 to December 31, 2013 were negative $365,912, $212,405, $334,853 and $129,011, respectively.
(8)	This column represents compensation amounts reportable with respect to the Named Executives for 2013, 2014 and 2015 pursuant to SEC regulations and not properly reportable in any other column of the Summary Compensation Table. AFC has not paid any tax gross-up amounts with respect to any compensation or benefits reflected in the Summary Compensation Table or otherwise. AFC does not allow Named Executives or other officers and employees to acquire AFC Common Stock at a discount. While the Bank provides group life insurance coverage with respect to the Named Executives, such benefit is provided on a non-discriminatory basis to all full time employees of the Bank and, therefore, has been excluded pursuant to SEC regulations, as have other group medical and health coverages. The following table sets forth additional detail regarding All Other Compensation amounts for the year ended December 31, 2015:

All Other Compensation Table

	Dividends
	Received
	on	Perquisites
	Restricted	and Other	Employer
	Stock	Personal	Contributions
	Awards	Benefits	To 401(k)	Total
Name	($)(a)	($)(b)	Plan ($)(c)	($)

Monte N. Redman	18,453	19,568	11,925	49,946

Frank E. Fusco	9,066	24,234	11,925	45,225

Gerard C. Keegan	8,676	16,635	11,925	37,236

Alan P. Eggleston	9,021	21,281	11,925	42,227

Hugh J. Donlon	14,456	13,635	11,925	40,016

(a)	This column represents dividends paid during 2015 to each of the Named Executives by AFC with respect to the AFC Common Stock previously awarded to the Named Executives as unvested RSAs pursuant to the 2005 Stock Incentive Plan and the 2014 Stock Incentive Plan. Such dividends are, for federal and state tax purposes, treated as wages and as such are subject to tax withholding. The amount reflected is the gross amount paid before tax withholding.

(b)	This column represents perquisites and other personal benefits incurred by AFC and the Bank with respect to the Named Executives for the 2015 fiscal year. For each of the Named Executives, such benefits consisted of the value of an automobile provided to each by the Bank and utilized for non-business purposes. Automobiles are provided to the Named Executives by the Bank, which the Named Executives may use for business purposes, commuting and for personal use. The amount included as a perquisite was determined based upon the total cost incurred by the Bank for the automobile including annual depreciation, as well as insurance, registration and inspection fees and maintenance costs, less the cost the Bank would have reimbursed the executive for business mileage had the executive used their personal automobile, adjusted positively or negatively for the gain or loss realized on any owned automobile traded in during the year, based upon the estimated salvage value established at the time the automobile was acquired. This amount represents the incremental cost of such automobiles to AFC and does not represent the amount of income attributable to the Named Executive for tax purposes as a result of the non-business use of such automobile. For a description of the policies of AFC with respect to providing automobiles to its executive officers, see “Perquisites.” In the case of Mr. Keegan, this column also includes the amount reimbursed to him for a health examination, and in the case of Messrs. Redman, Fusco and Eggleston, includes the amount paid for their respective health examinations.

(c)	This column represents the net amount of employer contributions allocated to the Named Executives as a result of their participation in the 401(k) Plan.

Mr. Redman’s salary and incentive award payment for 2015 represent approximately 49% of his total compensation. Mr. Fusco’s salary and incentive award payment for 2015 represent approximately 51% of his total compensation. Mr. Keegan’s salary and incentive award payment for 2015 represent approximately 67% of his total compensation. Mr. Eggleston’s salary and incentive award payment for 2015 represent approximately 51% of his total compensation. Mr. Donlon’s salary, bonus and incentive award payment for 2015 represent approximately 70% of his total compensation.

The following table sets forth information regarding bonus awards and equity grants pursuant to the Executive Incentive Plan and the 2014 Stock Incentive Plan, respectively, made to the Named Executives during 2015. Pursuant to the terms of the Executive Incentive Plan, the Compensation Committee annually establishes an annual incentive for the executive officers of AFC. For a discussion of the goals and targets applicable for 2015, see “Short-Term Non-Equity Incentive Plan Compensation.” Equity grants are made at the discretion of the Compensation Committee. For a discussion of the 2014 Stock Incentive Plan, see “Equity-Based Compensation.”

2015 Grants of Plan-Based Awards Table

								All Other
								Stock
								Awards:	Grant
								Numbers	Date Fair
								of Shares	Value of
		Estimated Future Payouts			Estimated Future Payouts			of Stock	Stock
		Under Non-Equity Incentive			Under Equity Incentive			or Units	Awards
Name	Grant Date (1)	Plan Awards (2)			Plan Awards (3)			(#)(4)	($)(5)
		Threshold	Target	Maximum	Threshold	Target	Maximum
		($)	($)	($)	(#)	(#)	(#)

Monte N. Redman		153,600	768,000	1,536,000
	4/27/2015				12,900	51,600	64,500		652,224
	4/27/2015							51,420	672,059

Frank E. Fusco		73,450	367,250	734,500
	4/27/2015				6,500	26,000	32,500		328,640
	4/27/2015							25,950	339,166

Gerard C. Keegan		81,250	406,250	812,500
	4/27/2015				3,600	14,400	18,000		182,016
	4/27/2015							14,370	187,816

Alan P. Eggleston		69,550	347,750	695,500
	4/27/2015				6,150	24,600	30,750		310,944
	4/27/2015							24,570	321,130

Hugh J. Donlon		325,000	325,000	585,000
	4/27/2015				4,100	16,400	20,500		207,296
	4/27/2015							16,380	214,087

(1)	All grants of Non-Equity Incentive Plan Awards to the Named Executives were made pursuant to the Executive Incentive Plan, with the exception of Mr. Donlon who, having joined the Bank in October 2014, was guaranteed a minimum bonus of $325,000 governed by the terms of his employment contracts with AFC and the Bank. For additional information regarding the Executive Incentive Plan, see “Short-Term Non-Equity Incentive Plan Compensation.” Grants to the Named Executives of equity-based awards during 2015 were made pursuant to the 2014 Stock Incentive Plan. For additional information regarding the 2014 Stock Incentive Plan, see “Equity-Based Compensation.”

(2)	The amounts reflected under the Estimated Future Payouts under Non-Equity Incentive Plan Awards columns reflect the incentive bonus program for the Named Executives for fiscal year 2015. The Threshold column reflects the minimum bonus which could be earned by the Named Executive earning any bonus. Performance of AFC below the specified level would result in no bonus, with the exception of Mr. Donlon who, having joined the Bank in October 2014, was guaranteed a minimum bonus of $325,000 governed by the terms of his employment contracts with AFC and the Bank. The Target column and the Maximum column represent the amounts that would be earned had AFC performed at the one hundred percent (100%) payout and maximum payout percentages as specified under the goals established in connection with the Executive Incentive Plan for 2015. The maximum payout percentage was two hundred percent (200%) for 2015. In December 2015, the Compensation Committee of AFC determined that AFC’s performance in 2015 exceeded the threshold requirements, and therefore the Compensation Committee determined to award incentive payments under the Non-Equity Incentive Plan for 2015. See Summary Compensation Table for the amount of the incentive payment earned by each of the Named Executives during 2015 and “Short-Term Non-Equity Incentive Plan Compensation” for the performance targets for these awards.

(3)	The amounts reflected under the Estimated Future Payouts Under Equity Incentive Plan Awards columns reflect the RSU awards granted during fiscal year 2015 under the 2014 Stock Incentive Plan for the Named Executives. The Threshold column reflects the minimum number of RSUs which will vest in the Named Executive in the event that AFC performs at the twenty-five percent (25%) payout percentage as specified under the goals established in connection with the 2014 Stock Incentive Plan for the year ending December 31, 2017. Performance of AFC below the specified level would result in no RSUs vesting. The Target column and the Maximum column represent the number of RSUs that will vest in the event that AFC performs at the one hundred percent (100%) payout and the maximum payout percentages as specified under the goals established in connection with the 2014 Stock Incentive Plan for the year ending December 31, 2017. The Maximum payout percentage for the 2015 awards was one hundred twenty-five percent (125%). To receive a Threshold, Target or Maximum grant of RSUs for 2015, certain performance goals are required to be achieved for the year ending December 31, 2017. The goals established for a Threshold grant of RSUs are reasonably attainable, the goals established in order to receive a Target grant of RSUs are reasonably attainable, but challenging, and the goals established in order to receive a Maximum grant of RSUs are extremely challenging.

(4)	The amounts reflected under this column reflect the RSA awards granted under the 2014 Stock Incentive Plan for the Named Executives granted during fiscal year 2015. These awards were granted subject to the recipients’ continued service through December 14 of 2015, 2016 and 2017, with the exception of the awards to Mr. Keegan, which were granted subject to his continued service through December 31, 2015 and June 30, 2016.

(5)	The amount reflected under the Grant Date Fair Value of Stock Awards column, computed in accordance with FASB ASC Topic 718, excluding the impact of estimated forfeitures related to service-based vesting conditions, reflects the Target level of RSUs and the total number of RSAs. For the RSU component, the amount reflects the grant date fair value of the award, which on a per share basis is equal to the closing price per share of AFC Common Stock as quoted on the NYSE on the date of the grant, reduced by the present value of the expected dividend stream during the vesting period using a risk-free interest rate, resulting in a grant date fair value of $12.64 per unit. For the RSA component, the amount reflects the grant date fair value of the award, which on a per share basis is equal to the closing price per share of AFC Common Stock as quoted on the NYSE on the date of the grant, which was $13.07 per share. The Named Executives paid no consideration for these awards other than for services rendered in performing their duties and responsibilities as executive officers.

The following table provides information on the current holdings of both RSAs and RSUs by the Named Executives as of December 31, 2015. This table includes unvested RSAs and RSUs. Each equity grant or award outstanding at fiscal year-end is shown separately for each Named Executive. There were no unvested options outstanding as of December 31, 2015. The vesting schedule for each grant or award is shown following this table, based on the RSA or RSU award date. The market value of the RSAs is based on the closing price per share of AFC Common Stock as quoted on the NYSE on December 31, 2015, or $15.85. The fair value of the RSUs is based on the closing price per share of AFC Common Stock as quoted on the NYSE on December 31, 2015 which was $15.85 and reduced by the present value of the expected dividend stream during the vesting period using a risk-free interest rate which results in a market value of $15.69 per unit for RSUs awarded in 2014 and $15.53 per unit for RSUs awarded in 2015. For additional information about the RSAs and RSUs, see “Equity-Based Compensation.”

2015 Outstanding Equity Awards At Fiscal Year-End Table

		Stock Awards
Name	RSA/RSU Award Date (1)(2)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Monte N. Redman	7/1/2011			65,000	1,030,250
	2/3/2014			53,300	836,277
	4/27/2015	17,140	271,669
	4/27/2015			51,600	801,348

Frank E. Fusco	2/3/2014			25,500	400,095
	4/27/2015	8,650	137,103
	4/27/2015			26,000	403,780

Gerard C. Keegan	2/3/2014			29,800	467,562
	4/27/2015			14,400	223,632

Alan P. Eggleston	2/3/2014			25,500	400,095
	4/27/2015	8,190	129,812
	4/27/2015			24,600	382,038

Hugh J. Donlon	10/15/2014	28,387	449,934
	4/27/2015	5,460	86,541
	4/27/2015			16,400	254,692

(1)	The following table details the vesting date for all outstanding RSAs held by the Named Executives as of December 31, 2015, based upon the award date of such RSAs.

RSA Vesting Schedule

Award Date	Initial Vesting Date(a)
7/1/2011	6/30/2016
10/15/2014	10/1/2015
4/27/2015	12/14/2015

(a)	Shares awarded to the Named Executives vest one-third per year of the awarded shares commencing on the vesting date set forth above and on the anniversary thereafter as to those shares awarded on October 15, 2014 and April 27, 2015, respectively. In addition to the dates indicated, all RSAs, except the RSAs granted to Mr. Redman on July 1, 2011, would vest early upon death or disability. The RSAs granted to Mr. Redman on July 1, 2011 vest on June 30, 2016, subject to continued service and satisfaction of performance goals through June 30, 2016. The performance goals include meeting or exceeding a 12% compound annual growth in tangible book value of shareholders’ equity per common share, adjusted for cash common dividends, by the conclusion of the five year period. In the event of Mr. Redman’s death, disability or termination with a right to severance under his employment agreement prior to vesting, such RSAs will remain outstanding subject to satisfaction of the performance and vesting conditions. All RSAs indicated would also vest assuming attainment of each performance goal at the target level in the event of a change of control of either AFC or the Bank. AFC and the Bank, in consultation with NYCB, accelerated the vesting of certain equity awards that would otherwise have vested in 2016, so that such awards vested in December 2015.

(2)	The numbers and values of unearned unvested shares represent amounts distributable upon attainment of target performance goals for these awards. The following table details the vesting date for all outstanding RSUs held by the Named Executives as of December 31, 2015, based upon the award date of such RSU:

RSU Vesting Schedule

Award Date	Vesting Date(a)
2/3/2014	2/1/2017
4/27/2015	2/1/2018

(a)	All RSUs awarded to the Named Executives vest on the date indicated provided the performance goals that are set for the measurement period are attained. With respect to the RSUs awarded on February 3, 2014, in the event of a recipient’s termination of employment due to death, disability or retirement on or after December 31, 2016, service conditions for these RSUs shall be considered met, subject to satisfaction of performance conditions. All performance conditions would be considered achieved at the target level in the event a change of control of either AFC or the Bank occurs during the performance period, and any service conditions will be deemed met on service through the date of the change of control. Absent a change of control, if a recipient’s employment terminates prior to December 31, 2016, these RSUs will be forfeited. With respect to the RSUs awarded on April 27, 2015, in the event of a recipient’s termination of employment due to death, disability or retirement on or after December 31, 2017, service conditions for these RSUs shall be considered met, subject to satisfaction of performance conditions. All performance conditions would be considered achieved at the target level in the event a change of control of either AFC or the Bank occurs during the performance period, and any service conditions will be deemed met on service through the date of the change of control. Absent a change of control, if a recipient’s employment terminates prior to December 31, 2017, these RSUs will be forfeited. AFC and the Bank, in consultation with NYCB, determined that performance goals for 2015 had been met and accelerated the vesting of certain equity awards that would otherwise have vested in 2016, so that such awards vested in December 2015.

The following table provides information, for the Named Executives, regarding the number of shares acquired upon vesting during 2015, and the value realized before their payment of any applicable withholding tax and broker commissions.

2015 Stock Vested

	Stock Awards
Name	Number of Shares Acquired On Vesting (#)	Value Realized On Vesting ($)(1)
Monte N. Redman	175,848	2,826,348
Frank E. Fusco	85,098	1,367,732
Gerard C. Keegan	93,418	1,501,371
Alan P. Eggleston	84,936	1,365,114
Hugh J. Donlon	67,694	1,095,791

(1)	Value realized is calculated by multiplying the number of shares of AFC Common Stock that vested by the closing price per share of AFC Common Stock as quoted on the NYSE on the date of vesting.

Additional DB Plan Information

The following details the components of AFC’s pension benefits for the Named Executives.

Employee Pension Plan

The Employee Pension Plan is a funded and tax qualified retirement program that covers approximately 3,384 eligible employees and retirees of the Bank and its predecessors as of December 31, 2015. As applicable to the Named Executives, the plan provided benefits based on a formula that takes into account a portion of the executive’s earnings for each fiscal year, subject to applicable IRS limitations. Since 1992, the formula provides for a normal benefit accrual for each year of service (up to a maximum of 30 years) equal to 1.00% of the executive’s average base salary over the 5 years immediately preceding retirement up to “covered compensation” and 1.6% of such average base salary in excess of “covered compensation.” “Covered compensation” varies based upon a participant’s normal retirement date based upon changes in the average of the Social Security taxable wage bases. Effective April 30, 2012, a participant’s normal annual benefit will be the greater of his or her benefit under the formula above, or his or her benefit under such formula using his or her annual rate of base salary as of April 30, 2012 in lieu of the average base salary. Effective April 30, 2012, the plan was frozen such that no additional service credit is provided for service beyond April 30, 2012. See the Pension Benefits Table for the accrued benefit of each of the Named Executives under the Employee Pension Plan as of December 31, 2015.

The accumulated benefit an employee earns over his or her career with the company is payable starting after retirement on a monthly basis for life with a guaranteed minimum term of ten years. The normal retirement age as defined in the Employee Pension Plan is 65. Of the Named Executives, only Mr. Redman and Mr. Keegan are currently eligible for normal retirement. Employees may receive a reduced benefit under the Employee Pension Plan upon early retirement at or after age 55 with at least ten years of service. Of the Named Executives, only Mr. Eggleston is currently eligible for early retirement. The benefit reduction is based upon a table of simplified option factors used to convert the benefit at normal retirement age to the reduced amount. On average, the reduction equates to approximately an 8.2% discount per year for each year retirement is accelerated prior to normal retirement age. Similarly, retirees with at least ten years of service may receive an enhanced benefit if they defer the receipt of their benefit beyond their 65th birthday. For those individuals retiring after April 30, 2012, the enhanced benefit will be limited to those increases required by law. In addition, the Employee Pension Plan provides for spousal joint and survivor annuity options.

Benefits under the Employee Pension Plan are subject to the limitations on annual benefits imposed under Section 415 of the Code. The Section 415 limit for 2015 is $210,000 per year for a single life annuity payable at an IRS-prescribed retirement age. This ceiling may be actuarially adjusted in accordance with IRS rules for items such as employee contributions, other forms of distribution and different annuity starting dates.

Effective April 30, 2012, the Employee Pension Plan has been frozen such that no new participants can be added, and existing participants will receive no further benefit service credit, compensation credit, or other accrued benefit increases except for additional service credits which may affect a participant’s vesting or early retirement eligibility, or as otherwise required by law to maintain the tax-qualified status of such plan.

Supplemental Plan

In 1991, the Bank adopted the Supplemental Plan, a non-qualified plan for tax purposes. The Supplemental Plan, at the time of its adoption, applied to a specified group of thirty officers of the Bank. Two participants remain in the employ of the Bank. Mr. Redman is the only Named Executive that is a participant in the plan. The Supplemental Plan was adopted to preserve for the participating employees the benefit formula that had been in effect pursuant to the Employee Pension Plan prior to the adoption of the Supplemental Plan at which time the Employee Pension Plan formula was amended and reduced. The Supplemental Plan is unfunded and is not qualified for tax purposes.

The benefit payable under the Supplemental Plan is calculated and compared to the benefit payable under the Employee Pension Plan and Excess Plan. The participant receives, under the Supplemental Plan, the shortfall, if any, in the Employee Pension Plan and Excess Plan benefit. The Supplemental Plan formula provides for an annual benefit equal to 60% of the participant’s average base salary over the 5 years immediately preceding retirement less 67% of the participant’s primary Social Security benefit times a number equal to years of service divided by 30 (but not greater than one).

Pursuant to the Supplemental Plan, normal retirement age is defined as age 65. Employees may receive a reduced benefit under the Supplemental Plan upon early retirement at or after age 55 with at least ten years of service. In addition, participants with at least ten years of service may receive an enhanced benefit if they defer receipt of their benefit beyond their 65th birthday. For those individuals retiring after April 30, 2012, the enhanced benefit will be limited to those increases required by law under the Employee Pension Plan. These retirees are entitled to the greater of their normal retirement benefit as of their normal retirement age, increased to reflect the delay of payment, and the normal retirement benefit as of the date of their retirement. On average, the increase prior to April 30, 2012 equates to approximately a 10.5% enhancement per year that retirement is deferred beyond normal retirement age. Prior to January 1, 2009, Mr. Redman elected to receive his Supplemental Plan benefit, if any, in a lump sum at retirement, calculated to be actuarially equivalent to the benefit he would have received had he received a benefit in the same form as under the Employee Pension Plan.

Effective April 30, 2012, the Supplemental Plan has been frozen such that participants will receive no further benefit service credit, compensation credit or other accrued benefit increase.

Excess Plan

The Excess Plan, which was adopted in 1983, is not qualified for tax purposes. Participants in this plan include those participants in the Employee Pension Plan whose compensation exceeds the limitations established under the Code. Benefits payable under the Excess Plan are equal to the excess of (1) the amount that would be payable in accordance with the terms of the Employee Pension Plan disregarding the limitations imposed pursuant to Sections 401(a)(17) and 415 of the Code over (2) the pension benefit actually payable under the Employee Pension Plan taking the Sections 401(a)(17) and 415 limitations into account. All of the Named Executives, with the exception of Mr. Donlon who is not a participant in the Excess Plan, prior to January 1, 2009, elected to receive their Excess Plan benefit in a lump sum at retirement, calculated to be actuarially equivalent to the benefit they would have received had they received a benefit in the same form as under the Employee Pension Plan.

Effective April 30, 2012, the Excess Plan has been frozen such that no new participants can be added, and existing participants will receive no further service credit, compensation credit or other accrued benefit, except for additional service credits which may affect a participant’s vesting or early retirement eligibility.

The amounts reported in the Pension Benefits Table below equal the present value of the accumulated benefit at December 31, 2015 for the Named Executives under each of the DB Plans. The accumulated benefit calculation is based upon certain assumptions which are discussed in Note 14 of the Notes to the Consolidated Financial Statements. The calculation assumes service and base salary earned through April 30, 2012, when the plans were frozen. The present value assumes the executive will begin to receive retirement benefits at age 65 (or immediately, if the executive is already over 65 years of age). Age 65 is the earliest age executives can receive benefits without a reduction in benefits. The interest rate assumption used to calculate the present value varies by plan, based upon the age of the participants and the resulting projected benefit payouts of the plan in the aggregate. For the Employee Pension Plan, the interest rate assumption is 4.09%, while for both the Excess Plan and the Supplemental Plan the interest rate assumption is 3.86%. The post-retirement mortality assumption is based on RP-2014 Total Dataset (adjusted to 2006) with MP-2015 generational improvement for assumed distributions after 2016.  The Applicable Mortality Table prescribed under Code Section 417(e) for 2016 distributions was used for payments assumed to commence in 2016.

The following table sets forth information on the pension benefits for the Named Executives under each of the aforementioned pension plans:

2015 Pension Benefits Table

Name	Plan Name	Number of Years Credited Service(2)	Present Value of Accumulated Benefit ($)

Monte N. Redman	Employee Pension Plan	34 years 11 months	1,492,729
	Excess Plan	34 years 11 months	4,341,526
	Supplemental Plan	34 years 11 months	753,157

Frank E. Fusco	Employee Pension Plan	22 years 6 months	671,764
	Excess Plan	22 years 6 months	851,210

Gerard C. Keegan	Employee Pension Plan	41 years 1 month	1,371,308
	Excess Plan	41 years 1 month	1,952,492

Alan P. Eggleston	Employee Pension Plan	18 years 5 months	813,809
	Excess Plan	18 years 5 months	978,105

Hugh J. Donlon(1)			0

(1)	Mr. Donlon does not have a vested benefit in any of the DB Plans.
(2)	The number of years of credited service for benefit accrual purposes is capped at 30 years. Since the DB Plans were frozen as of April 30, 2012, none of the Named Executives received any additional service credit subsequent thereto. For the Supplemental Plan, if a participant takes early retirement, his benefit is reduced by a fraction the numerator of which is his actual years of credited service (without reference to any cap) and the denominator is his projected years of credited service at normal retirement age. Under such plan, the only augmentation that occurs for service beyond normal retirement age is the result of any potential base salary increases which the executive may have received prior to April 30, 2012.

As noted above, the Supplemental Plan only provides a benefit if it exceeds the benefit that is payable pursuant to the terms of the Employee Pension Plan and the Excess Plan.

Other Potential Post-Employment Payments

As noted in the CD&A, AFC and the Bank have entered into employment agreements with each of the Named Executives. The employment agreements for the Named Executives provide for a three-year term, with the exception of Mr. Keegan’s employment agreement that terminates on August 28, 2016 because he will be reaching mandatory retirement age for executive officers. The Bank’s employment agreements each run from the first day of January. On or about January 1st each year, the board of directors of the Bank may extend the employment agreements with the Bank for an additional year such that the remaining terms shall be three (3) years. The agreements with AFC automatically extend daily so as to maintain their original term, unless written notice of non-renewal is given by the Board or the executive. Extensions of the employment agreements are capped so that the term of each agreement will not extend beyond the 70th birthday of the Named Executive.

The employment agreements provide for minimum salaries and the Named Executives’ participation in retirement plans, group life, medical and disability insurance plans and any other employee benefit programs. The employment agreements also provide that AFC and the Bank will maintain, for the benefit of the Named Executives, director and officer liability insurance and will indemnify the Named Executives on prescribed terms for claims and related costs and liabilities arising from the services provided pursuant to the employment agreements for the maximum period allowed by applicable law beyond the termination of such agreements.

The employment agreements provide for termination of each of the Named Executives’ employment at any time by AFC or the Bank with or without cause. Each Named Executive would be entitled to severance benefits in the event the Named Executive’s employment terminates (1) as a result of the Named Executive’s resignation for “good reason” due to AFC’s or the Bank’s respective (A) failure to re-elect the executive to his current positions; (B) failure by whatever cause to vest in the Named Executive the functions, duties or responsibilities prescribed for the executive in such agreement; (C) material breach of the employment agreements or reduction of the executive’s base salary or other change to the terms and conditions of the executive’s compensation and benefits which either individually or in the aggregate, as to such Named Executive, has a material adverse effect on the aggregate value of the total compensation package provided to such Named Executive (a change that generally applies to similarly situated employees); or (D) relocation of the Named Executive’s principal place of employment outside of Nassau or Queens Counties of New York or (2) for reasons other than (A) for cause; (B) voluntary resignation, except as a result of the actions specified under clause (1) above or following a change of control, as defined in the agreements; (C) death; (D) long-term disability; or (E) expiration of the term of the employment agreement.

The Named Executives agree that for a period of one year following termination of their employment, or the remaining contract term, whichever is less, they will not accept employment and will not serve as an officer, employee, consultant, director or trustee to any banking or thrift institution with an office or an application pending to open an office in any city, town or county in which AFC or the Bank have an office. This non-compete provision does not apply if a Named Executive resigns his employment for “good reason” as discussed in the preceding paragraph or if AFC or the Bank terminates the Named Executive’s employment without cause. Also, this non-compete provision does not apply if the Named Executive’s employment terminates as a result of disability, and AFC declines to accept a written offer by the Named Executive to serve in a comparable position. In addition, the Named Executives agree in all cases to keep confidential and not use for their own benefit or the benefit of anyone else other than AFC any material non-public documents or information obtained while employed by AFC, unless required by law, until such time as the document or material is either no longer material or is otherwise publicly available through no fault of the executive. The Named Executives also agree, for a period of one year following their termination, not to solicit for employment, or to provide any advice or recommendations to a third party, regarding any officer or employee of AFC or the Bank with respect to any bank, thrift or other financial institution in the business of accepting deposits or making loans in areas where AFC or the Bank is located. They also agree, for a period of one year following their termination, not to solicit or otherwise seek to encourage any customer of AFC or the Bank to terminate their relationship with AFC or the Bank.

In situations where a Named Executive would have been entitled to severance benefits, the severance benefits to which the Named Executive would have been entitled include:

i)	continued life, medical and disability insurance benefits for the remainder of the contract term at no cost to the executive (During their employment, the executives contribute to their medical coverage on the same basis as all salaried employees of the Bank based upon the coverage selected);

ii)	a lump sum payment equal to the base salary the executive would have earned during the remainder of the contract term;

iii)	a lump sum payment equal to potential incentive compensation the executive could have earned during the remainder of the contract term (three (3) times the target incentive bonus available pursuant to the Executive Incentive Plan — See the 2015 Grants of Plan-Based Awards Table and “Short-Term Non-Equity Incentive Plan Compensation” for a discussion of the manner in which incentive awards under the Executive Incentive Plan are calculated);

iv)	a lump sum payment equal to the employer contributions the executive would have received under defined contribution plans of AFC and the Bank during the remainder of the contract term; the Bank revised the matching program under its 401(k) Plan; under this revised program, the Bank matches 100% of each participant’s contributions to that plan up to 3% per payroll period, plus 50% of participants deferred contributions in excess of 3%, but not more than 6% of the participant’s compensation for the payroll period recognizable under that plan (up to $265,000 annually for 2015);

v)	accelerated vesting of all outstanding non-performance-based RSAs and RSUs;

vi)	service conditions for performance-based RSAs and RSUs would be deemed satisfied (subject to attainment of performance goals);

vii)	director and officer liability insurance coverage and AFC’s agreement to indemnify the Named Executives to the fullest extent authorized by Delaware law for the maximum period allowed by applicable law following termination of the contract; and

viii)	at the election of either AFC or the Bank, a cash settlement of all outstanding RSAs and RSUs.

In the event of termination of employment due to disability, the Named Executives are entitled to the following enhanced termination-related benefits:

i)	The Named Executive’s base salary is paid for up to one (1) full year following the Named Executive becoming disabled;

ii)	The Named Executive, pursuant to the terms of the Executive Incentive Plan, is entitled to receive a prorated bonus, based upon AFC’s attainment of the established performance goals for the plan year; and

iii)	The RSAs provided to the Named Executives all provide for accelerated vesting in the event of disability, and RSUs provided to the Named Executives all provide for accelerated vesting in the event of termination for disability after the end of the performance period.

In the event of termination of employment due to death, the Named Executives are entitled to the following enhanced termination-related benefits:

i)	The estate of any Named Executive who participates in the Executive Incentive Plan in the year of termination is entitled to receive a prorated bonus pursuant to the terms of that plan, based upon AFC’s attainment of the established performance goals for the plan year; and

ii)	The RSAs provided to the Named Executives all provide for accelerated vesting in the event of death, and the RSUs provided to the Named Executives all provide for accelerated vesting in the event of termination for death after the end of the performance period.

In the event of a change in control of either AFC or the Bank, all of the Named Executives’ outstanding RSAs and RSUs would vest. In this case, where the size of the awards varies based on attainment of performance goals, the goals will be deemed to have been met at the target level.

As of December 31, 2015, the amounts of the Named Executives’ termination-related benefits, excluding those termination-related benefits that are not discriminatory in favor of the Named Executives, such as group life insurance or disability insurance payments, are estimated to be as follows:

Name	Nature of Payment	Disability Payment ($)(1)	Payments upon Death ($)(2)	Severance Payment ($)(3)
Monte N. Redman	Salary	818,374	-	2,880,000
	Bonus	381,862	384,000	2,304,000
	Value of Defined Contribution Benefit	-	-	35,775
	Welfare Benefit Payment	-	-	12,064
	Acceleration of Restricted Stock (4)	1,301,919	1,301,919	2,964,584

Frank E. Fusco	Salary	424,523	-	1,695,000
	Bonus	182,602	208,650	1,101,750
	Value of Defined Contribution Benefit	-	-	35,775
	Welfare Benefit Payment	-	-	111,067
	Acceleration of Restricted Stock (4)	137,103	137,103	953,378

Gerard C. Keegan	Salary	484,349	-	413,194
	Bonus	201,994	203,125	268,576
	Value of Defined Contribution Benefit	-	-	7,884
	Welfare Benefit Payment	-	-	2,682
	Acceleration of Restricted Stock (4)	-	-	700,570

Alan P. Eggleston	Salary	394,611	-	1,605,000
	Bonus	172,907	173,875	1,043,250
	Value of Defined Contribution Benefit	-	-	35,100
	Welfare Benefit Payment	-	-	21,670
	Acceleration of Restricted Stock (4)	129,812	129,812	923,897

Hugh J. Donlon	Salary	309,858	-	1,350,000
	Bonus (5)	145,436	325,000	975,000
	Value of Defined Contribution Benefit	-	-	35,100
	Welfare Benefit Payment	-	-	108,789
	Acceleration of Restricted Stock (4)	12,895	12,895	796,415

(1)	Assumes the Named Executive became disabled on December 31, 2015 and is terminated from employment on June 30, 2016. A disabled Named Executive would initially be entitled to receive up to 26 weeks of New York State statutory disability benefits, followed by long-term disability benefits under the Bank’s welfare benefit program available to all salaried employees. AFC’s contracts with the Named Executives provide that AFC may, under applicable circumstances, terminate the Named Executive’s employment for disability and continue to pay the Named Executive’s salary for an additional six (6) months. One of these circumstances arises if the disability prevents the Named Executive from performing assigned duties on a substantially full-time basis for a period of 180 days. The number reflected in the Disability Payment column under the Salary heading is the present value of the net salary payable to the Named Executive for six (6) months of employment and another six (6) months of disability severance, after taking into consideration the New York State statutory disability benefits and long-term disability benefits to which the Named Executive is entitled during those periods. The number reflected under the Bonus heading is the present value of any applicable incentive award under the Executive Incentive Plan for the year 2016, paid at the beginning of 2017, and prorated for employment through the first half of the year, assuming that target goals for 2016 bonuses are attained. See footnote (6) below for more information on these payments.
(2)	Assumes the Named Executive died on December 31, 2015. Upon termination of employment for death, a Named Executive’s estate is entitled to a bonus for the year of death, pro-rated for the period of employment during that year, and subject to the attainment of the performance goals for that year. The Number reflected under the Bonus heading of the Payments upon Death column is the actual bonus paid to the Named Executive under the Executive Incentive Plan for 2015 since the prorated bonus would cover the entire twelve (12) month period. While Mr. Donlon did participate in the Executive Incentive Plan in 2015, he had a right to a minimum bonus for 2015 in connection with his offer letter. See footnote (6) below for more information on these payments.

(3)	Severance payments are calculated assuming the Named Executive’s employment was terminated as of December 31, 2015. All Named Executives, with the exception of Mr. Fusco, who does not yet meet the age requirement for vesting, and Mr. Donlon, who does not yet meet the age requirement or service requirement for vesting, would upon termination be eligible to receive health related welfare benefits pursuant to the Post-retirement Medical Plan discussed below.
(4)	The estimated values of Acceleration of Restricted Stock are based on the fair market value of AFC Common Stock covered by any RSAs or RSUs for which vesting would be accelerated upon the applicable event. The estimated values of Acceleration of Restricted Stock for Severance Payments include the value of performance-based RSUs that would remain subject to satisfaction of performance conditions but not future service, and the value of performance-based RSUs that would vest at target levels on a change in control. The fair market value is the closing price of AFC Common Stock on December 31, 2015, or $15.85.
(5)	Mr. Donlon’s offer letter provides that his bonus for 2015 shall not be less than $325,000. For purposes of estimating the bonus severance payment payable to Mr. Donlon on a termination on December 31, 2015, this amount has been treated as his target opportunity.

In the event of a change of control, for any taxable year in which a Named Executive would be liable for the payment of excise taxes under Section 4999 of the Code with respect to any compensation paid by AFC or any of its affiliated companies, AFC will pay to or on behalf of the executive, an amount, in addition to the severance payments noted above, sufficient to maintain the after-tax severance benefit as though the excise tax specified in Section 4999 of the Code did not apply. As of December 31, 2015, based upon the assumptions indicated, these sums with respect to the Named Executives are estimated to be as follows:

Name	Excise Tax Gross-up ($)(1)
Monte N. Redman	3,567,240
Frank E. Fusco	1,662,295
Gerard C. Keegan	0
Alan P. Eggleston	0
Hugh J. Donlon	1,379,219

(1)	The excise tax-gross up calculation is based on the assumption that a change of control for tax purposes, and the Named Executive’s termination, occurred as of December 31, 2015 and that the consideration provided to shareholders of AFC Common Stock was equal to the closing price of AFC Common Stock as quoted on the NYSE, on December 31, 2015, or $15.85.

The Bank also maintains the Post-retirement Medical Plan for its officers with a rank of Vice President and higher. The Post-retirement Medical Plan provides that in the event a participant retires at age 55 or older with a minimum of ten years of service, the officer will be provided with medical benefits for the remainder of the officer’s life and that of his or her spouse. The Bank pays between 50% and 100% of the premiums for such coverage. The following table shows for each of the Named Executives the present value of the accumulated benefits with respect to the Post-retirement Medical Plan, as of December 31, 2015.

Name	Post-retirement Medical Plan Benefit ($)(1)
Monte N. Redman	266,626
Frank E. Fusco	205,288
Gerard C. Keegan	202,750
Alan P. Eggleston	245,096
Hugh J. Donlon	26,577

(1)	This column represents the present value of the accumulated benefit as of December 31, 2015, for the Named Executives under the Post-retirement Medical Plan based upon the assumptions as described in Note 14 of the Notes to the Consolidated Financial Statements. As of December 31, 2015, Mr. Fusco and Mr. Donlon were not vested in this benefit.

Annually, the Compensation Committee receives from management a review of the costs associated with the executive officers’ employment contracts.

Director Compensation

The following section sets forth information regarding director compensation.

Directors’ and Other Fee Arrangements

All non-employee directors of AFC, except Mr. Palleschi, receive an annual retainer of $22,000. No additional fees for attendance at Board meetings are paid. All members of the Board also serve as directors of the Bank. All non-employee directors of the Bank, except Mr. Palleschi, receive an annual retainer of $44,000. No additional fees for attendance at Bank Board of Directors meetings are paid. Mr. Palleschi, who became Chairman of the Board and Chairman of the board of directors of the Bank effective June 20, 2012, receives a total annual retainer of $250,000 for service as Chairman of the Board and Chairman of the board of directors of the Bank. He does not receive any other per meeting fees, retainers or fees for serving on any of the committees of either the Board or the board of directors of the Bank. Each of the Chairman of the Audit Committee of AFC and the Bank, the Chair of the Compensation Committee of AFC and the Bank, the Chairman of the Enterprise Risk Management Committee of AFC and the Bank, and the Chairman of the Loan Committee of the Bank receives an additional annual retainer of $15,000 and each member of such committees, with the exception of Mr. Palleschi, receives a $1,000 fee per committee meeting attended. Each non-employee director who serves on the Bank’s Community Reinvestment Act Committee, referred to as the CRA Committee, receives a $1,000 fee per CRA Committee Meeting attended. Typically, committee meetings of AFC and the Bank are held as joint meetings and in such cases only a single meeting attendance fee is paid.

The aggregate of fees paid to each director for his or her service as a director of both AFC and the Bank is reflected in the Fees Earned or Paid in Cash column of the 2015 Director Compensation Table.

1999 Directors Option Plan

AFC maintains the 1999 Directors Option Plan pursuant to which non-employee directors of AFC and the Bank have been granted options on terms previously approved by the shareholders of AFC.

The purpose of the 1999 Directors Option Plan was to promote the growth and profitability of AFC, to provide directors of AFC and its affiliates with an incentive to achieve corporate objectives, to attract and retain key directors of outstanding competence and to provide such directors with an equity interest in AFC.

Pursuant to the 1999 Directors Option Plan, each person who first became a non-employee director of AFC or the Bank after May 19, 1999 was granted, on the 15th day of the month following the month in which he or she became a non-employee director, an option to purchase 12,000 shares of AFC Common Stock at an exercise price per share equal to the fair market value of AFC Common Stock, as defined in the 1999 Directors Option Plan, on the date of grant. In addition, on January 15th of each succeeding year, or the following business day if January 15th was not a business day, each person who was then a non-employee director was granted an option to purchase an additional 6,000 shares of AFC Common Stock at an exercise price per share equal to the fair market value of AFC Common Stock, as defined in the 1999 Directors Option Plan, on the date of grant.

All options granted pursuant to the 1999 Directors Option Plan vested upon grant and expire upon the earlier of ten years following the date of grant or one year following the date the director ceases to be a director for any reason other than removal for cause, in which case the director’s options immediately terminate. The only options outstanding under the 1999 Directors Option Plan are Ralph Palleschi’s 6,000 options remaining outstanding, which will forfeit if not exercised by January 15, 2017.

In May 2007, the shareholders of AFC approved the 2007 Director Stock Plan. As a result, the 1999 Directors Option Plan was frozen such that no further options will be granted under the 1999 Directors Option Plan.

2007 Director Stock Plan

The shareholders of AFC approved the 2007 Director Stock Plan in May 2007 and approved an amendment to said plan in May 2010. This plan provides for an annual grant to each non-employee director of restricted stock having a fair market value, as defined in the plan, equal to $45,000 at the time of the grant. Such grants commenced in 2008 and are made annually on the third business day following AFC’s release of its prior year annual financial results. The plan also provides for discretionary grants. During 2015, each non-employee director received a discretionary grant of shares, valued at $10,000. Mr. Giambrone was granted 2,000 shares of restricted stock as a new director in July 2015.

The shares awarded pursuant to the 2007 Director Stock Plan vest three years after the date of the award, unless otherwise specified at the time of the award, or, if earlier, upon the director’s death, mandatory retirement, in the event of a change of control or in the event a director incurs an involuntary termination from the Board, each as defined in the plan.

Upon award, shares granted pursuant to the 2007 Director Stock Plan have both voting rights and the right to receive dividends.

The 2007 Director Stock Plan, as amended, authorizes the issuance of 150,000 shares of AFC Common Stock to be utilized for RSAs following May 19, 2010. As of February 29, 2016, there were 27,721 shares of AFC Common Stock available for future awards pursuant to the plan.

Directors’ Retirement Plan

The Directors’ Retirement Plan provided retirement benefits for directors of AFC or the Bank with at least ten years of service who had never been employees of AFC, the Bank or any of their predecessors in interest. The Directors’ Retirement Plan was frozen as of April 30, 2012, such that eligible participating directors will receive no further service credit or other accrued benefit increases after such date. Final benefit calculations will be based upon retainers and fees earned between May 1, 2011 and April 30, 2012. The only current director eligible to receive benefits pursuant to the plan is Mr. Palleschi who has a vesting percentage of 80%.

The basic benefit payable under the Directors’ Retirement Plan is a monthly benefit for the life of the director, commencing on the earlier of (a) retirement from the Boards of Directors of AFC and the Bank or age 65, whichever is later, (b) the date the director ceases to serve on the Boards of Directors due to disability, as defined in the Plan, or (c) death of the director, which basic benefit, on an annual basis, was equal to the sum of (i) the annual retainers paid by AFC and the Bank to their directors, (ii) any annual retainers the director was receiving from AFC and the Bank for service as the chairman of a committee of the Boards of AFC or the Bank, and (iii) a sum equal to the meeting fees paid to the director for committee meeting attendance. Any benefit which a director received pursuant to a retirement plan for service on the Board of Directors of a company merged into AFC or the Bank acts as an offset against the benefit due the director pursuant to the Directors’ Retirement Plan.

Included in the 2015 Director Compensation Table under the Change in Pension Value and Nonqualified Deferred Compensation Earnings column is the change in the actuarial value during 2015 attributable to each of the directors who participates in the Directors’ Retirement Plan based upon the same assumptions utilized for financial statement reporting in the Consolidated Financial Statements. For further information regarding the assumptions utilized and changes in such assumptions from time to time see Note 14 of the Notes to the Consolidated Financial Statements. Pursuant to SEC regulations, AFC is not allowed to disclose in the Director Compensation Table a change in pension value that is less than zero even though for financial statement purposes AFC may accrue the actual change.

Directors’ Death Benefit

This plan provides that if a non-employee director dies while in service as a director of AFC or the Bank, the director’s designated beneficiary will receive from AFC a payment equal to one year’s directors’ fees, including annual retainers, meeting attendance fees and committee chairman retainers, at the rate in effect immediately preceding his or her death. If a director leaves the service of AFC and the Bank for any reason other than death, all rights to any benefit under this plan cease. This is an unfunded benefit for which AFC does not accrue an expense. Therefore, no amount has been reflected in the 2015 Director Compensation Table for the value of this obligation.

Effective January 1, 2009, active participants in the Directors Retirement Plan were excluded from eligibility for this benefit.

Travel Expenses and Other Perquisites

AFC and the Bank pay or reimburse directors for their travel expenses, including lodging, for attendance at meetings of the Board of Directors and committees of AFC, the Bank or their subsidiary companies on which directors may serve and at other business-related functions. Included in the All Other Compensation column of the 2015 Director Compensation Table is the cost associated with travel and lodging expenses incurred by AFC for the directors’ attendance at meetings at AFC’s corporate headquarters.

From time to time, directors’ spouses are invited to attend business-related functions away from AFC’s corporate headquarters with respect to which participation by the directors and their spouses is expected and/or encouraged. These have included director and executive officer retreats, director educational programs and other industry-related functions. Pursuant to SEC regulations, the attendance of a director’s spouse at these functions is considered a perquisite. The estimated incremental cost to AFC of having a spouse attend such functions is included in the All Other Compensation column of the 2015 Director Compensation Table. AFC believes that having the directors’ spouses attend such functions, when they are held, as invited guests of the Bank, serves the business purposes of the Bank and AFC by reinforcing the collegiality of the Board, resulting overall in a more efficient and productive Board.

AFC maintains a fractional leasehold interest in a corporate aircraft for use by its executives for business purposes only. Personal use of the aircraft is not permitted. When an executive officer is traveling on business utilizing the corporate aircraft and room is otherwise available on the aircraft, directors traveling on AFC’s business and the directors’ spouses traveling with the directors may accompany the executive on such business. See the “Use of Corporate Aircraft and Other Travel-Related Expenses,” “CD&A” and the Summary Compensation Table.

The following table sets forth details regarding compensation provided to the directors of AFC for the fiscal year ended December 31, 2015.

2015 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)

Jane D. Carlin	8,500	55,000	0	0	63,500
John R. Chrin	120,000	55,000	0	2,304	177,304
John J. Corrado	118,000	55,000	0	2,554	175,554
Robert S. Giambrone	44,000	28,560	0	160	72,720
Brian M. Leeney	114,000	55,000	0	5,349	174,349
Patricia M. Nazemetz	104,000	55,000	0	3,298	162,298
Ralph F. Palleschi	250,000	55,000	0	2,385	307,385

(1)	Fees Earned or Paid in Cash represent fees earned by directors for the annual retainer paid by AFC, the annual retainer paid by the Bank, committee meeting attendance fees, and fees for service as committee chair, as applicable. See “Directors’ and Other Fee Arrangements.”
(2)	This column represents the aggregate grant date fair value of RSAs made to the directors in 2015 pursuant to the 2007 Director Stock Plan. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. The fair value of RSAs is calculated using the closing price of AFC Common Stock as quoted on the NYSE on the date of the award. For additional information, see Note 15 of the Notes to the Consolidated Financial Statements. The aggregate numbers of options and RSAs outstanding to each non-employee director at December 31, 2015 was, respectively, Ms. Carlin, -0- and -0-; Mr. Chrin, -0- and 14,400; Mr. Corrado, -0- and 14,400; Mr. Giambrone, -0- and 2,000; Mr. Leeney, -0- and 14,400; Ms. Nazemetz, -0- and 16,400; and Mr. Palleschi, 12,000 and 14,400. Ms. Carlin resigned from the Board and the board of directors of the Bank effective February 10, 2015. All grants of RSAs were forfeited upon her resignation.
(3)	This column represents the sum of the actuarial change in pension value in 2015. Pursuant to SEC regulations, Mr. Palleschi’s change in pension value for 2015 is disclosed as $0.00 because the change in the actuarial value of his benefits from December 31, 2014 to December 31, 2015 was negative $85,570.
(4)	All Other Compensation for each director includes travel expenses to attend onsite meetings of the Board and other AFC and travel and entertainment expenses with respect to other Bank-related functions. All Other Compensation for each director also includes dividends on RSAs.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of February 29, 2016, with respect to the beneficial ownership of AFC Common Stock by each person or group of persons, as defined by Rule 13d-3 promulgated under the Exchange Act, known to AFC to be the beneficial owner of more than five percent (5%) of AFC voting stock.

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)

BlackRock, Inc. 55 East 52nd Street New York, New York 10055	8,490,230	(2)	8.37

Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	8,270,861	(3)	8.16

Committee appointed as Plan Administrator of the 401(k) Plan, and Trustee of the Bank Employees’ Pension Plan c/o Astoria Bank One Astoria Bank Plaza Lake Success, New York 11042	7,541,688	(4)	7.44

FMR LLC 245 Summer Street Boston, Massachusetts 02210	7,403,525	(5)	7.30

The Vanguard Group 100 Vanguard Boulevard Malvern, Pennsylvania 19355	6,799,294	(6)	6.71

Wellington Management Group LLP Wellington Group Holdings LLP Wellington Investment Advisors Holdings LLP Wellington Management Company LLP c/o Wellington Management Company LLP 280 Congress Street Boston, Massachusetts 02210	6,381,305	(7)	6.29

(1)	Based on shares outstanding as of February 29, 2016.
(2)	According to a filing on Schedule 13G, Amendment No. 7, filed on or about February 10, 2016, BlackRock, Inc. claims sole voting power with respect to 8,290,405 shares of AFC Common Stock and sole dispositive power with respect to 8,490,230 shares of AFC Common Stock as of December 31, 2015.
(3)	According to a filing on Schedule 13G, Amendment No. 2, filed on or about February 9, 2016, Dimensional Fund Advisors LP claims sole voting power with respect to 7,953,829 shares of AFC Common Stock, and sole dispositive power with respect to 8,270,861 shares of AFC Common Stock as of December 31, 2015.

(4)	The seven individuals who comprise the Committee appointed as Plan Administrator of the 401(k) Plan also serve as trustees of the Bank Employees’ Pension Plan, referred to as the Plan Committees. The 401(k) Plan is a defined contribution pension plan under ERISA and the Employee Pension Plan is a defined benefit pension plan under ERISA. As of December 31, 2015, the Employee Pension Plan held 938,805 shares of AFC Common Stock. The trustees will determine the manner in which such shares are voted at any meeting of shareholders. The 401(k) Plan, as of December 31, 2015, held 6,602,883 shares of AFC Common Stock for the account of individual participants of the 401(k) Plan. For voting purposes, each participant with a 401(k) Plan account invested in whole or in part in shares of AFC Common Stock will be eligible to provide voting instructions which will be taken into account by the Bank, through the Committee appointed as Plan Administrator under the 401(k) Plan, in directing Prudential Bank & Trust Company, as trustee of the 401(k) Plan, how to vote at any meeting of shareholders as to the number of shares of AFC Common Stock which have been allocated to such participant’s account under the 401(k) Plan. In certain circumstances, ERISA may confer upon the Bank, the Committee appointed as Plan Administrator of the 401(k) Plan and/or the trustees the power and duty to control the voting and tendering of AFC Common Stock allocated to the accounts of participating employees and beneficiaries who fail to exercise their voting and/or tender rights. Based on a Schedule 13G, Amendment No. 1, filed on February 16, 2016 and other information available to AFC, as of December 31, 2015, the Plan Committees beneficially owned 7,541,688 shares of AFC Common Stock, with sole voting and dispositive power with respect to 938,805 shares of AFC Common Stock and shared voting and dispositive power with respect to 6,602,883 shares of AFC Common Stock. No individual member of the Plan Committees controls the actions of the Plan Committees and each such individual disclaims beneficial ownership of shares beneficially owned by the Plan Committees except as to shares held or allocated to their respective individual accounts.
(5)	According to a filing on Schedule 13G, Amendment No. 6, filed on or about February 12, 2016, FMR LLC and Abigail P. Johnson, filing as joint filers pursuant to Rule13d-1(k)(1) under the Exchange Act, claim sole voting power with respect to 30,325 shares of AFC Common Stock and sole dispositive power with respect to 7,403,525 shares of AFC Common Stock as of December 31, 2015. According to a filing on Schedule 13G, Amendment No. 7, filed on or about March 10, 2016 (the most recent amendment that has been filed), FMR LLC and Abigail P. Johnson, filing as joint filers pursuant to Rule13d-1(k)(1) under the Exchange Act, beneficially own 286,495 shares of AFC Common Stock, which is less than five percent of AFC Common Stock, and claim sole voting power with respect to 46,265 shares of AFC Common Stock and sole dispositive power with respect to 286,495 shares of AFC Common Stock.
(6)	According to a filing on Schedule 13G, Amendment No. 1, filed on or about February 10, 2016, The Vanguard Group claims sole voting power with respect to 113,279 shares of AFC Common Stock, sole dispositive power with respect to 6,684,115 shares of AFC Common Stock, shared voting power with respect to 7,500 shares of AFC Common Stock and shared dispositive power with respect to 115,179 shares of AFC Common Stock as of December 31, 2015.
(7)	According to a filing on Schedule 13G, Amendment No. 2, filed on or about February 11, 2016, by and on behalf of Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP, filing as joint filers pursuant to Rule 13d-1(k) under the Exchange Act, Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP claim shared voting and dispositive power with respect to 6,381,305 shares of AFC Common Stock as of December 31, 2015.

Security Ownership of Management

The following table sets forth information concerning the interests in equity securities of AFC as of February 29, 2016 of each director of AFC, each Named Executive and all directors and executive officers of AFC as a group.

Name of Beneficial Owner	Class of Securities	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Monte N. Redman	Common Stock	995,516	(3)(4)
Gerard C. Keegan	Common Stock	422,154	(3)(5)
John R. Chrin	Common Stock	113,176	(6)
	Depositary Shares	4,658	(6)
John J. Corrado	Common Stock	64,752	(7)
Robert S. Giambrone	Common Stock	7,452	(8)
Brian M. Leeney	Common Stock	32,673	(9)
Patricia M. Nazemetz	Common Stock	20,052	(10)
Ralph F. Palleschi	Common Stock	88,972	(11)
Alan P. Eggleston	Common Stock	446,521	(3)(12)
Frank E. Fusco	Common Stock	470,511	(3)(13)
Hugh J. Donlon	Common Stock	86,928	(3)(14)
All directors and executive officers as a group (15 persons)	Common Stock	10,407,137	(3)(15)	10.26
All directors and executive officers as a group (15 persons)	Depositary Shares	4,658

(1)	Except as otherwise indicated, each person listed has sole voting and investment power with respect to the shares of AFC Common Stock indicated.
(2)	Except as otherwise indicated, the percent of class beneficially owned does not exceed one percent (1.00%).

(3)	Messrs. Redman, Keegan, Eggleston, Fusco and Donlon are among the trustees and members of the Plan Committees. The Plan Committees are each composed of the same seven individual members, six of which are executive officers. The shared membership of the Plan Committees may constitute an arrangement or relationship that results in indirect beneficial ownership by each of them under Rule 13d-3(a) of the Exchange Act of those shares beneficially owned by each of the others. Each of the trustees and members of the Plan Committees disclaims membership in a group and affirms that they have not agreed to act together with any of the others for any purpose of acquiring, holding, voting or disposing of the AFC Common Stock. Each of the Plan Committees acts by majority vote of their seven members and no member of any of the Plan Committees may act individually to vote or dispose of shares of the AFC Common Stock by means of their membership in any or all of the Plan Committees. The Plan Committees claim sole voting and dispositive power with respect to 938,805 shares of AFC Common Stock and shared voting and dispositive power with respect to 6,602,883 shares of AFC Common Stock as of December 31, 2015. The amount shown for all directors and executive officers as a group includes 7,541,627 shares beneficially owned by the Plan Committees. See “Security Ownership of Certain Beneficial Owners.” The Plan Committee has engaged State Street Bank and Trust Company to act as an independent fiduciary with respect to voting such shares in connection with the special meeting to be held in accordance with the Merger Agreement in a manner other than directed by the Plan Committee if such fiduciary determines under applicable law that doing so would be prudent.
(4)	Included are 9,540 shares of AFC Common Stock as to which Mr. Redman has shared voting and investment power, 147,900 shares of AFC Common Stock as to which he has sole voting and no investment power and 92,313 shares of AFC Common Stock as to which he has shared voting and sole investment power. Mr. Redman has pledged 742,921 shares of AFC Common Stock pursuant to a margin account arrangement. The margin balance outstanding, if any, pursuant to such arrangement may vary from time to time.
(5)	Included are 225,467 shares of AFC Common Stock as to which Mr. Keegan has shared voting and investment power, 53,550 shares of AFC Common Stock as to which he has sole voting and no investment power and 43,384 shares of AFC Common Stock as to which he has shared voting and sole investment power.
(6)	Included are 100,794 shares of AFC Common Stock as to which Mr. Chrin has shared voting and investment power and 12,382 shares of AFC Common Stock as to which he has sole voting and no investment power. Also included are 4,658 Depositary Shares, each representing a 1/40th interest in Preferred Stock, as to which Mr. Chrin has sole voting and investment power but which by their terms may only be voted under certain limited circumstances. Mr. Chrin has pledged 86,503 shares of AFC Common Stock and 4,658 Depositary Shares pursuant to a margin account arrangement. The margin balance outstanding, if any, pursuant to such arrangement may vary from time to time.
(7)	Included are 52,370 shares of AFC Common Stock as to which Mr. Corrado has shared voting and investment power and 12,382 shares of AFC Common Stock as to which he has sole voting and no investment power.
(8)	Included are 1,800 shares of AFC Common Stock as to which Mr. Giambrone has shared voting and investment power and 5,652 shares of AFC Common Stock as to which he has sole voting and no investment power.
(9)	Included are 12,382 shares of AFC Common Stock as to which Mr. Leeney has sole voting and no investment power. Mr. Leeney has pledged 6,000 shares of AFC Common Stock pursuant to a margin account arrangement. The margin balance outstanding, if any, pursuant to such arrangement may vary from time to time.
(10)	Included are 12,382 shares of AFC Common Stock as to which Ms. Nazemetz has sole voting and no investment power.
(11)	Included are 70,590 shares of AFC Common Stock as to which Mr. Palleschi has shared voting and investment power, 12,382 shares of AFC Common Stock as to which he has sole voting and no investment power and 6,000 shares of AFC Common Stock issuable pursuant to presently exercisable stock options. Mr. Palleschi has pledged 70,590 shares of AFC Common Stock pursuant to a margin account arrangement. The margin balance outstanding, if any, pursuant to such arrangement may vary from time to time.
(12)	Included are 283,622 shares of AFC Common Stock as to which Mr. Eggleston has shared voting and investment power, 53,850 shares as to which he has sole voting and no investment power and 84,338 shares as to which he has shared voting and sole investment power. Mr. Eggleston has pledged 283,622 shares of AFC Common Stock pursuant to a margin account arrangement. The margin balance outstanding, if any, pursuant to such arrangement may vary from time to time.
(13)	Included are 1,200 shares of AFC Common Stock as to which Mr. Fusco has shared voting and investment power, 59,710 shares of AFC Common Stock as to which he has sole voting and no investment power and 57,873 shares as to which he has shared voting and sole investment power. Mr. Fusco has pledged 61,345 shares of AFC Common Stock pursuant to a margin account arrangement. The margin balance outstanding, if any, pursuant to such arrangement may vary from time to time.
(14)	Included are 49,147 shares of AFC Common Stock as to which Mr. Donlon has sole voting and no investment power. Mr. Donlon has pledged 37,781 shares of AFC Common Stock pursuant to a margin account arrangement. The margin balance outstanding, if any, pursuant to such arrangement may vary from time to time.
(15)	Included are 7,482,120 shares of AFC Common Stock as to which all directors and executive officers, as a group, have shared voting power, 7,482,120 shares of AFC Common Stock as to which all directors and executive officers as a group, have shared investment power, and 527,339 shares of AFC Common Stock as to which all directors and executive officers, as a group, have no investment power.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Certain Related Persons

AFC maintains a written policy, which is set forth in its Code of Business Conduct and Ethics, detailing its approval process for related party transactions. Under the written policy, loans and extensions of credit by the Bank to directors and executive officers of AFC must be approved by the Bank’s Board. The written policy also mandates that the following business dealings must be approved by the Board, with any officer or director who is interested or related to the interested party refraining from participating in the consideration or determination of the matter: (i) any transaction to purchase or lease from, jointly own with, or sell or lease to, a related party real or personal property, directly or indirectly; (ii) the use of AFC’s personnel, facilities, or real or personal property for other than AFC’s benefit; (iii) the payment by AFC of commissions and/or fees, including, but not limited to, brokerage commissions or investment banking, management, consulting, architectural or legal fees; and (iv) service agreements. These business dealings may only be entered into if the transaction is for the benefit of AFC, and not merely an accommodation for the director, officer, or interested party, and if the transaction is determined to be on terms not more favorable to the director, officer or interested party than would be available in an arms-length transaction. The Code of Business Conduct and Ethics is posted on AFC’s investor relations website at http://ir.astoriabank.com under the heading “Corporate Governance.” Shareholders may request a printed copy of such document by contacting AFC’s Investor Relations Department by calling (516) 327-7869 or writing to Astoria Financial Corporation, Investor Relations Department, One Astoria Bank Plaza, Lake Success, New York 11042.

AFC does not engage in loan transactions with its directors or executive officers or members of their families or in loan or other transactions with holders of five percent (5%) or more of the shares of any class of its common stock, other than through the Bank as described below.

The Bank is a federally chartered savings and loan association and engages in the lending business. All loan transactions between the Bank and the directors and executive officers of AFC or the Bank, members of their families, and holders of five percent (5%) or more of the shares of any class of AFC’s stock, and affiliates thereof, have been made either in accordance with the Bank’s Employee & Director Mortgage Loan Policy, discussed more fully below, or:

i)	were made only in the ordinary course of AFC’s and the Bank’s businesses;

ii)	were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to AFC or the Bank; and

iii)	did not involve more than the normal risk of collectability or present other unfavorable features.

As noted above, the Bank maintains an Employee & Director Mortgage Loan Policy. Pursuant to the Employee & Director Mortgage Loan Policy, all full time employees, officers and directors of the Bank in good standing and having at least three months of continuous service are eligible to obtain discounts on certain mortgage loans provided by the Bank. The discount is available only on loans secured by the participant’s owner-occupied, primary residence. The discount is not available on mortgage loan products which are not intended to be held in portfolio by the Bank. The loans must, in all respects, satisfy all normal underwriting parameters applicable to non-affiliated customers. Such loans may not involve more than the normal risk of collection or present other unfavorable features.

For eligible mortgage loans, the following discounts are provided:

i)	discount/origination fees, up to a maximum of 2% of the loan amount, if applicable, are waived at closing;

ii)	underwriting and document preparation fees, if applicable, are waived at closing; and

iii)	the interest rate is adjusted as follows:

a)	on fixed rate mortgage loans, the applicable interest rate is lowered by 0.50%;

b)	on adjustable rate mortgage loans, both the initial rate and the margin used on future rate adjustments are reduced by 0.50%.

Once a discounted mortgage loan is obtained, it may be refinanced through use of the Bank’s refinance programs once within the first ten years and the discounts will continue to be available. After ten years, the property can be refinanced one time with new discounts applied.

The interest rate discounts continue to apply so long as the participant continues in the service of the Bank, or after the participant ceases service due to disability or retirement at or after age 55 with at least ten years of service. In the event of death, the benefit is available to the participant’s spouse for as long as the spouse occupies the principal residence. Upon retirement, no discounts are allowed on refinances of any kind or if a new primary residence is purchased.

The following directors and executive officers have received the benefit of interest rate or other discounts during 2015 as specified in the Bank’s Employee & Director Mortgage Loan Policy:

Name	Interest Rate Payable on Indebtedness (%)(1)		Highest Aggregate Amount of Indebtedness Outstanding since January 1, 2015 ($)	Principal Balance Outstanding as of February 29, 2016 ($)	Amount of Principal Paid on Indebtedness during 2015 ($)	Amount of Interest Paid on Such Indebtedness during 2015 ($)

Robert J. DeStefano	2.750		106,050	105,096	571	760
Brian T. Edwards	3.000	(2)	303,927	0	303,927	1,989
Alan P. Eggleston	3.500		148,845	133,275	13,307	4,997
Frank E. Fusco	2.625	(2)	167,315	157,008	8,837	3,944
Monte N. Redman	3.500		343,986	311,074	28,128	11,591

(1)	The interest rates reflected in this table are the rates in effect as of December 31, 2015.
(2)	The loans to Mr. Edwards and Mr. Fusco are adjustable rate mortgage loans as to which the interest rates adjusted, according to the loan’s terms, in 2015.

All loans outstanding to the directors or executive officers of AFC or members of their immediate families were made in conformity with the Bank’s policies in this regard and have not been classified as non-accrual, past due, restructured or potential problem loans. All such loans are subject to and comply with the insider lending restrictions of Section 22(h) of the Federal Reserve Act (12 U.S.C. 375b).

Except as described above, there have been no transactions since January 1, 2015, and there are no currently proposed transactions, in which AFC was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Director Independence

As required by the NYSE Listed Company Manual, the Board has determined that at least a majority of the current directors of AFC are independent. Specifically, the Board has determined that, with the exception of Mr. Keegan and Mr. Redman, all directors of AFC are independent and that those directors who serve on the Compensation Committee are independent. Mr. Keegan and Mr. Redman have been determined not to be independent due to their positions as current executive officers of AFC and the Bank.

With regard to Jane D. Carlin, who served as a director of AFC during 2015, but who is not a current director of AFC, the Board determined that she was independent.

In addition to utilizing the specific independence standards set forth in Section 303A of the NYSE Listed Company Manual, the Board has adopted Director Independence Standards, a copy of which are posted on AFC’s investor relations website under the heading “Corporate Governance” at http://ir.astoriabank.com. The Director Independence Standards are intended to supplement the NYSE independence standards and to cover three specific situations: (i) directors who obtain routine banking services from the Bank; (ii) donations by AFC or the Bank to charities with which directors are associated; and (iii) direct or indirect payments for services by executive officers to companies with whom directors are affiliated made under circumstances where the payments, if made by AFC for services rendered to AFC, would not impair the directors’ independence pursuant to the NYSE Listed Company Manual.

During its review of director independence for each member of the Board that have been identified as independent, the Board considered transactions and relationships between each director or any member of his or her immediate family and AFC and its subsidiaries, affiliates and equity investors, including those reported under the heading “Transactions with Certain Related Persons.” The Board also examined transactions and relationships between directors or their affiliates and members of executive management or their affiliates. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent.

Specifically, with respect to the directors determined to be independent, the Nominating and Corporate Governance Committee and the Board considered the deposit relationships maintained, either directly or indirectly, by Ms. Nazemetz and Mr. Corrado with the Bank, including those deposit relationships which exceeded FDIC deposit insurance limitations.

In addition, the Nominating and Corporate Governance Committee and the Board annually review the charitable contributions made by the Bank and determined that no contributions were made of sufficient size to impair the independence of any director who may be affiliated with such charities.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following chart details fees billed or fees estimated to be billed for professional or other services rendered by AFC’s independent registered public accounting firm, KPMG LLP, for AFC’s fiscal years ended December 31, 2014 and 2015:

KPMG LLP Fees Billed for the Fiscal Years Ended December 31, 2014 and 2015

Service Categories	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 31, 2015
Audit Fees(1)	$1,260,000	$1,325,000
Audit-Related Fees(2)	$130,000	$110,000
Tax Fees(3)	$33,500	$36,500
All Other Fees(4)	$0.00	$0.00

(1)	Audit Fees reflect aggregate fees billed or estimated to be billed for professional services rendered for the audit of AFC’s consolidated annual financial statements, the reviews of the financial statements included in AFC’s Quarterly Reports on Form 10-Q and services normally provided in connection with statutory and regulatory filings or engagements, including services rendered in connection with the audit of internal controls over financial reporting maintained by AFC.
(2)	Audit-Related Fees reflect aggregate fees billed or estimated to be billed for assurance and related services that are reasonably related to the performance of the audit or review of AFC’s consolidated financial statements and not reported as Audit Fees. During the periods shown, such services consisted primarily of the audit of AFC’s employee benefit plans.
(3)	Tax Fees reflect aggregate fees billed or estimated to be billed for professional services for tax compliance, tax advice and tax planning. During the periods shown, such services consisted primarily of the review of state and federal tax returns and quarterly tax payments.
(4)	All Other Fees reflect aggregate fees billed for products and services provided by KPMG LLP other than those set forth above as Audit Fees, Audit-Related Fees and Tax Fees.

It is the policy of the Audit Committee to pre-approve all services provided by KPMG LLP to AFC. In the absence of contrary action by the Audit Committee, of which there has been none, the Board has also delegated to the Chairman of the Audit Committee the authority to pre-approve such services. The Chairman of the Audit Committee is then responsible to report such authorization to the Audit Committee at its next scheduled meeting. All services provided by KPMG LLP during fiscal years 2014 and 2015 were pre-approved by the Audit Committee or the Chairman of the Audit Committee pursuant to the delegation of authority and procedure outlined above.

The Audit Committee, as part of its review of the disclosures and letter from KPMG LLP required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees,” considered whether the provision of the services rendered, the fees for which are reflected in the chart above entitled “KPMG LLP Fees Billed for the Fiscal Years ended December 31, 2014 and 2015” under the captions entitled “Audit-Related Fees,” “Tax Fees” and “All Other Fees,” were, and found them to be, compatible with maintaining the independence of KPMG LLP.

The “Interagency Advisory on the Unsafe and Unsound Use of Limitation of Liability Provisions in External Audit Engagement Letters,” collectively published by the federal banking regulatory agencies, including the FRB, specifies that agreeing to certain limitation of liability provisions in an audit engagement letter would constitute an unsafe and unsound banking practice on the part of AFC. AFC believes that its engagement letters with KPMG LLP fully comply with the “Interagency Advisory on the Unsafe and Unsound Use of Limitation of Liability Provisions in External Audit Engagement Letters,” as applicable.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

See Index to Consolidated Financial Statements on page A - 1 of the Original Form 10-K.

2.	Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, “Financial Statements and Supplementary Data.”

(b)	Exhibits

See Index of Exhibits on page A - 1 of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

/s/	Monte N. Redman	Date:	April 11, 2016
Monte N. Redman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	NAME	DATE

/s/	Ralph F. Palleschi	April 11, 2016
Ralph F. Palleschi
Chairman

/s/	Monte N. Redman	April 11, 2016
Monte N. Redman
President, Chief Executive Officer and Director

/s/	Frank E. Fusco	April 11, 2016
Frank E. Fusco
Senior Executive Vice President and
Chief Financial Officer

/s/	John F. Kennedy	April 11, 2016
John F. Kennedy
Senior Vice President and
Chief Accounting Officer

/s/	Gerard C. Keegan	April 11, 2016
Gerard C. Keegan
Vice Chairman, Senior Executive Vice President and
Chief Operating Officer

/s/	John R. Chrin	April 11, 2016
John R. Chrin
Director

/s/	John J. Corrado	April 11, 2016
John J. Corrado
Director

/s/	Robert S. Giambrone	April 11, 2016
Robert S. Giambrone
Director

/s/	Brian M. Leeney	April 11, 2016
Brian M. Leeney
Director

/s/	Patricia M. Nazemetz	April 11, 2016
Patricia M. Nazemetz
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

10.1	Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Astoria Financial Corporation Directors’ Retirement Plan, as amended and restated effective February 15, 2012. (10)

10.2	The Long Island Bancorp, Inc., Non-Employee Directors Retirement Benefit Plan, as amended June 24, 1997 and as further Amended December 31, 2008. (11)

Exhibit No.	Identification of Exhibit

10.3	Astoria Financial Corporation Death Benefit Plan for Outside Directors. (5)

10.4	Astoria Financial Corporation Death Benefit Plan for Outside Directors - Amendment No. 1. (11)

10.5	Deferred Compensation Plan for Directors of Astoria Financial Corporation as Amended Effective January 1, 2009. (11)

10.6	1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, as amended December 29, 2005. (12)

10.7	2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (13)

10.8	Amendment No. 1 to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (14)

10.9	Amendment No. 2 to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (15)

10.10	2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (16)

10.11	Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (17)

10.12	Amendment No. 1 to the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (18)

10.13	Amendment No. 2 to the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (19)

10.14	Form of Performance-Based Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and Award Recipients utilized in connection with the award to Monte N. Redman dated July 1, 2011 pursuant to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, as amended. (20)

10.15	Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (21)

10.16	Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the Astoria Financial Corporation 2007 Non-employee Director Stock Plan. (21)

10.17	Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (6)

Exhibit No.	Identification of Exhibit

10.18	Astoria Federal Savings and Loan Association n/k/a Astoria Bank Annual Incentive Plan for Select Executives. (22)

10.19	Amendment No. 1 to the Astoria Federal Savings and Loan Association n/k/a Astoria Bank Annual Incentive Plan for Select Executives effective December 31, 2008, dated November 12, 2009. (23)

10.20	Astoria Financial Corporation Executive Officer Annual Incentive Plan, as amended March 19, 2014. (16)

10.21	Astoria Financial Corporation Amended and Restated Employment Agreement with Monte N. Redman, entered into as of October 16, 2014. (24)

10.22	Astoria Bank Amended and Restated Employment Agreement with Monte N. Redman, entered into as of October 16, 2014. (24)

10.23	Astoria Financial Corporation Amended and Restated Employment Agreement with Gerard C. Keegan, entered into as of October 16, 2014. (24)

10.24	Astoria Bank Amended and Restated Employment Agreement with Gerard C. Keegan, entered into as of October 16, 2014. (24)

10.25	Astoria Financial Corporation Amended and Restated Employment Agreement with Alan P. Eggleston, entered into as of October 16, 2014. (24)

10.26	Astoria Bank Amended and Restated Employment Agreement with Alan P. Eggleston, entered into as of October 16, 2014. (24)

10.27	Astoria Financial Corporation Amended and Restated Employment Agreement with Frank E. Fusco, entered into as of October 16, 2014. (24)

10.28	Astoria Bank Amended and Restated Employment Agreement with Frank E. Fusco, entered into as of October 16, 2014. (24)

10.29	Letter Agreement, entered into as of September 14, 2014, by and between Astoria Bank and Hugh J. Donlon. (25)

10.30	Astoria Financial Corporation Employment Agreement with Hugh J. Donlon, entered into as of October 14, 2014. (24)

10.31	Astoria Bank Employment Agreement with Hugh J. Donlon, entered into as of October 14, 2014. (24)

10.32	Employment Agreement by and between Astoria Financial Corporation and Josie Callari, entered into as of January 1, 2012. (26)

Exhibit No.	Identification of Exhibit

10.33	Employment Agreement by and between Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Josie Callari, entered into as of January 1, 2012. (26)

10.34	Employment Agreement by and between Astoria Financial Corporation and Robert J. DeStefano, entered into as of January 1, 2012. (27)

10.35	Employment Agreement by and between Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Robert J. DeStefano, entered into as of January 1, 2012. (27)

10.36	Employment Agreement by and between Astoria Financial Corporation and Brian T. Edwards, entered into as of January 1, 2012. (26)

10.37	Employment Agreement by and between Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Brian T. Edwards, entered into as of January 1, 2012. (26)

10.38	Employment Agreement by and between Astoria Financial Corporation and Stephen J. Sipola, entered into as of January 1, 2013. (28)

10.39	Employment Agreement by and between Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Stephen J. Sipola, entered into as of January 1, 2013. (28)

10.40	Confirmation and acknowledgement of Bonus Schedule by Astoria Financial Corporation and Stephen J. Sipola as of March 5, 2013. (28) (29)

10.41	Confirmation and acknowledgement of Bonus Schedule by Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Stephen J. Sipola as of March 5, 2013. (28) (29)

10.42	Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and William J. Mannix, Jr. (11)

10.43	Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and William J. Mannix, Jr. dated as of April 21, 2010. (30)

10.44	Change of Control Severance Agreement, entered into as of January 1, 2011, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Peter M. Finn. (31)

10.45	Change of Control Severance Agreement, entered into as of January 1, 2012, by and among Astoria Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Teresa A. Rotondo. (10)

10.46	Change of Control Severance Agreement, entered into as of February 15, 2012, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and John F. Kennedy. (10)

10.47	Change of Control Severance Agreement, entered into as of April 19, 2012, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Kevin Corbett. (10)

Exhibit No.	Identification of Exhibit

10.48	Change of Control Severance Agreement, entered into as of December 10, 2012, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Daniel F. Dougherty. (32)

10.49	Change of Control Severance Agreement, entered into as of January 1, 2013, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Rise Jacobs. (32)

10.50	Change of Control Severance Agreement, entered into as of January 1, 2013, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Rosina Manzi. (32)

10.51	Change of Control Severance Agreement, entered into as of January 1, 2013, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Nancy Tomich. (32)

10.52	Change of Control Severance Agreement, entered into as of January 7, 2013, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Mayra DiRico. (32)

10.53	Change of Control Severance Agreement, entered into as of September 18, 2013, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Barbara Glasser. (7)

10.54	Change of Control Severance Agreement, entered into as of April 16, 2014, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Javier L. Evans. (33)

10.55	Change of Control Severance Agreement, entered into as of January 1, 2015, by and among Astoria Bank, Astoria Financial Corporation and David J. DeBaun. (6)

10.56	Change of Control Severance Agreement, entered into as of January 1, 2015, by and among Astoria Bank, Astoria Financial Corporation and Michele M. Weber. (6)

10.57	Astoria Federal Savings and Loan Association n/k/a Astoria Bank Excess Benefit Plan, as amended effective April 30, 2012. (10)

10.58	Astoria Federal Savings and Loan Association n/k/a Astoria Bank Supplemental Benefit Plan, as amended effective April 30, 2012. (10)

10.59	Astoria Federal Savings and Loan Association’s n/k/a Astoria Bank Amended and Restated Retirement Medical and Dental Benefit Policy for Senior Officers (Vice Presidents & Above). (11)

12.1	Statement regarding computation of ratios. (34)

21.1	Subsidiaries of Astoria Financial Corporation. (34)

Exhibit No.	Identification of Exhibit

23.1	Consent of Independent Registered Public Accounting Firm. (34)

23.2	Consent of Independent Registered Public Accounting Firm. (*)

31.1	Certifications of Chief Executive Officer. (34)

31.2	Certifications of Chief Financial Officer. (34)

31.3	Certifications of Chief Executive Officer. (*)

31.4	Certifications of Chief Financial Officer. (*)

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to Securities and Exchange Commission rules, this exhibit will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. (34)

101.INS	XBRL Instance Document (34)

101.SCH	XBRL Taxonomy Extension Schema Document (34)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (34)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (34)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (34)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (34)

(*)	Filed herewith. Copies of exhibits other than Exhibit No. 101, the Interactive Data (XBRL) files which are not available in paper form, will be provided to shareholders upon written request to Astoria Financial Corporation, Investor Relations Department, One Astoria Bank Plaza, Lake Success, New York 11042 at a charge of $0.10 per page. Copies are also available at no charge through the Securities and Exchange Commission’s website at www.sec.gov/edgar/searchedgar/webusers.htm.

(1)	Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K, dated October 28, 2015, filed with the Securities and Exchange Commission on October 29, 2015 (File Number 001-11967) (Film Number 151183783).

(2)	Incorporated by reference to (i) Astoria Financial Corporation’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on September 10, 1998 (File Number 000-22228), (ii) Astoria Financial Corporation’s Current Report on Form 8-K, dated September 6, 2006, filed with the Securities and Exchange Commission on September 11, 2006 (File Number 001-11967) and (iii) Astoria Financial Corporation’s Current Report on Form 8-K, dated September 20, 2006, filed with the Securities and Exchange Commission on September 22, 2006 (File Number 001-11967).

(3)	Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K, dated March 19, 2008, filed with the Securities and Exchange Commission on March 20, 2008 (File Number 001-11967).

(4)	Incorporated by reference to Astoria Financial Corporation’s Registration Statement on Form 8-A dated and filed with the Securities and Exchange Commission on March 19, 2013 (File Number 001-11967).

(5)	Incorporated by reference to Astoria Financial Corporation’s Registration Statement on Form S-3 dated and filed with the Securities and Exchange Commission on May 19, 2010 (File Number 333-166957).

(6)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015 (File Number 001-11967).

(7)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on February 27, 2014 (File Number 001-11967).

(8)	Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K, dated June 14, 2012, filed with the Securities Exchange Commission on June 20, 2012 (File Number 001-11967).

(9)	Incorporated by reference to Form 424B5 Prospectus Supplement, filed with the Securities and Exchange Commission on May 29, 2015 (File Number 333-204555).

(10)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on May 10, 2012 (File Number 001-11967).

(11)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009 (File Number 001-11967).

(12)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 10, 2006 (File Number 001-11967).

(13)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement filed with the Securities and Exchange Commission on April 11, 2005 (File Number 001-11967).

(14)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 6, 2011 (File Number 001-11967).

(15)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 11, 2011 (File Number 001-11967).

(16)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 11, 2014 (File Number 001-11967).

(17)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 10, 2007 (File Number 001-11967).

(18)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2010 (File Number 001-11967).

(19)	Incorporated by reference to Astoria Financial Corporation’s Form S-8, filed with the Securities and Exchange Commission on November 30, 2010 (File No. 333-170874).

(20)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 5, 2011 (File Number 001-11967).

(21)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 8, 2009 (File Number 001-11967).

(22)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 24, 1999 (File Number 000-22228).

(23)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010 (File Number 001-11967).

(24)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 6, 2014 (File Number 001-11967).

(25)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission on May 8, 2015 (File Number 001-11967).

(26)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 7, 2012 (File Number 001-11967).

(27)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 7, 2012 (File Number 001-11967).

(28)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 8, 2013 (File Number 001-11967).

(29)	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

(30)	Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on April 22, 2010 (File Number 001-11967).

(31)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011 (File Number 001-11967).

(32)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on February 27, 2013 (File Number 001-11967).

(33)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 8, 2014 (File Number 001-11967).

(34)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on February 29, 2016 (File Number 001-11967).