Form 10-Q
period 2016-03-31
ASTORIA FINANCIAL CORP
filed 2016-05-06
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, April 29, 2016
$0.01 Par Value	101,406,677

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	(Unaudited)
(In Thousands, Except Share Data)	At March 31, 2016	At December 31, 2015
Assets:
Cash and due from banks	$186,051	$200,538
Available-for-sale securities:
Encumbered	82,444	81,481
Unencumbered	306,434	335,317
Total available-for-sale securities	388,878	416,798
Held-to-maturity securities, fair value of $2,469,458 and $2,286,092, respectively:
Encumbered	1,112,134	1,123,480
Unencumbered	1,331,369	1,173,319
Total held-to-maturity securities	2,443,503	2,296,799
Federal Home Loan Bank of New York stock, at cost	131,582	131,137
Loans held-for-sale, net	7,672	8,960
Loans receivable	11,005,081	11,153,081
Allowance for loan losses	(94,200)	(98,000)
Loans receivable, net	10,910,881	11,055,081
Mortgage servicing rights, net	9,900	11,014
Accrued interest receivable	36,139	34,996
Premises and equipment, net	108,172	109,758
Goodwill	185,151	185,151
Bank owned life insurance	441,935	439,646
Real estate owned, net	12,691	19,798
Other assets	160,982	166,535
Total assets	$15,023,537	$15,076,211
Liabilities:
Deposits:
NOW and demand deposit	$2,482,665	$2,413,823
Money market	2,635,057	2,560,204
Savings	2,136,721	2,137,818
Certificates of deposit	1,797,096	1,994,182
Total deposits	9,051,539	9,106,027
Federal funds purchased	355,000	435,000
Reverse repurchase agreements	1,100,000	1,100,000
Federal Home Loan Bank of New York advances	2,195,000	2,180,000
Other borrowings, net	249,354	249,222
Mortgage escrow funds	163,231	115,435
Accrued expenses and other liabilities	227,612	227,079
Total liabilities	13,341,736	13,412,763
Stockholders’ Equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series C (150,000 shares authorized; and 135,000 shares issued and outstanding)	129,796	129,796
Common stock, $0.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 101,406,550 and 100,721,358 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	893,648	902,349
Retained earnings	2,053,897	2,045,391
Treasury stock (65,088,338 and 65,773,530 shares, at cost, respectively)	(1,342,998)	(1,357,136)
Accumulated other comprehensive loss	(54,207)	(58,617)
Total stockholders’ equity	1,681,801	1,663,448
Total liabilities and stockholders’ equity	$15,023,537	$15,076,211
See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
(In Thousands, Except Share Data)	2016	2015
Interest income:
Residential mortgage loans	$47,375	$53,962
Multi-family and commercial real estate mortgage loans	46,805	47,492
Consumer and other loans	2,372	2,190
Mortgage-backed and other securities	16,904	15,070
Interest-earning cash accounts	120	89
Federal Home Loan Bank of New York stock	1,421	1,522
Total interest income	114,997	120,325
Interest expense:
Deposits	7,462	10,729
Borrowings	24,283	23,875
Total interest expense	31,745	34,604
Net interest income	83,252	85,721
Provision for loan losses credited to operations	(3,127)	(343)
Net interest income after provision for loan losses	86,379	86,064
Non-interest income:
Customer service fees	6,988	8,211
Other loan fees	534	553
Gain on sales of securities	86	—
Mortgage banking (loss) income, net	(37)	327
Income from bank owned life insurance	2,289	2,197
Other	1,541	1,645
Total non-interest income	11,401	12,933
Non-interest expense:
General and administrative:
Compensation and benefits	38,253	36,281
Occupancy, equipment and systems	19,391	19,658
Federal deposit insurance premium	3,530	4,201
Advertising	1,453	2,264
Other	6,895	7,708
Total non-interest expense	69,522	70,112
Income before income tax expense	28,258	28,885
Income tax expense	9,693	9,578
Net income	18,565	19,307
Preferred stock dividends	2,194	2,194
Net income available to common shareholders	$16,371	$17,113

Basic earnings per common share	$0.16	$0.17
Diluted earnings per common share	$0.16	$0.17

Basic weighted average common shares outstanding	100,368,931	99,252,031
Diluted weighted average common shares outstanding	100,368,931	99,252,031

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
(In Thousands)	2016	2015

Net income	$18,565	$19,307

Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale:
Net unrealized holding gain on securities arising during the period	4,036	1,993
Reclassification adjustment for gain on sales of securities included in net income	(51)	—
Net unrealized gain on securities available-for-sale	3,985	1,993

Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	397	469

Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	28	29

Total other comprehensive income, net of tax	4,410	2,491

Comprehensive income	$22,975	$21,798

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2016 and 2015

(In Thousands, Except Share Data)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss

Balance at December 31, 2015	$1,663,448	$129,796	$1,665	$902,349	$2,045,391	$(1,357,136)	$(58,617)

Net income	18,565	—	—	—	18,565	—	—
Other comprehensive income, net of tax	4,410	—	—	—	—	—	4,410
Dividends on preferred stock ($16.25 per share)	(2,194)	—	—	—	(2,194)	—	—
Dividends on common stock ($0.04 per share)	(4,053)	—	—	—	(4,053)	—	—
Sales of treasury stock (2,710 shares)	41	—	—	—	(15)	56	—
Restricted stock grants (685,872 shares)	—	—	—	(10,329)	(3,823)	14,152	—
Forfeitures of restricted stock (3,390 shares)	—	—	—	45	25	(70)	—
Stock-based compensation	1,581	—	—	1,580	1	—	—
Net tax benefit excess from stock-based compensation	3	—	—	3	—	—	—

Balance at March 31, 2016	$1,681,801	$129,796	$1,665	$893,648	$2,053,897	$(1,342,998)	$(54,207)

Balance at December 31, 2014	$1,580,070	$129,796	$1,665	$897,049	$1,992,833	$(1,375,322)	$(65,951)

Net income	19,307	—	—	—	19,307	—	—
Other comprehensive income, net of tax	2,491	—	—	—	—	—	2,491
Dividends on preferred stock ($16.25 per share)	(2,194)	—	—	—	(2,194)	—	—
Dividends on common stock ($0.04 per share)	(3,995)	—	—	—	(3,995)	—	—
Sales of treasury stock (471,680 shares)	6,009	—	—	—	(3,739)	9,748	—
Restricted stock grants (26,232 shares)	—	—	—	(330)	(212)	542	—
Forfeitures of restricted stock (41,404 shares)	—	—	—	478	378	(856)	—
Stock-based compensation	1,608	—	—	1,597	11	—	—
Net tax benefit shortfall from stock-based compensation	(6)	—	—	(6)	—	—	—

Balance at March 31, 2015	$1,603,290	$129,796	$1,665	$898,788	$2,002,389	$(1,365,888)	$(63,460)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
(In Thousands)	2016	2015
Cash flows from operating activities:
Net income	$18,565	$19,307
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on loans	2,310	2,883
Net amortization on securities and borrowings	1,822	2,322
Net provision for loan and real estate losses credited to operations	(2,918)	(181)
Depreciation and amortization	3,694	3,024
Net gain on sales of loans and securities	(518)	(463)
Mortgage servicing rights amortization and valuation allowance adjustments, net	1,404	1,130
Stock-based compensation	1,581	1,608
Deferred income tax expense	75	1,191
Originations of loans held-for-sale	(27,258)	(27,463)
Proceeds from sales and principal repayments of loans held-for-sale	28,288	27,585
Increase in accrued interest receivable	(1,143)	(580)
Bank owned life insurance income and insurance proceeds received, net	(2,289)	(2,197)
Decrease in other assets	2,572	2,457
Increase (decrease) in accrued expenses and other liabilities	1,219	(1,847)
Net cash provided by operating activities	27,404	28,776
Cash flows from investing activities:
Originations of loans receivable	(309,871)	(389,387)
Loan purchases through third parties	(29,048)	(49,855)
Principal payments on loans receivable	482,897	563,529
Proceeds from sales of delinquent and non-performing loans	400	5,806
Purchases of securities held-to-maturity	(354,392)	(93,428)
Purchases of securities available-for-sale	—	(37,049)
Principal payments on securities held-to-maturity	206,196	105,752
Principal payments on securities available-for-sale	11,447	10,949
Proceeds from sales of securities available-for-sale	23,065	—
Net purchases of Federal Home Loan Bank of New York stock	(445)	(868)
Proceeds from sales of real estate owned, net	7,863	6,670
Purchases of premises and equipment, net of proceeds from sales	(2,108)	(2,977)
Net cash provided by investing activities	36,004	119,142
Cash flows from financing activities:
Net decrease in deposits	(54,488)	(97,880)
Net decrease in borrowings with original terms of three months or less	(270,000)	(74,000)
Repayments of borrowings with original terms greater than three months	(345,000)	—
Proceeds from borrowings with terms greater than three months	550,000	—
Net increase in mortgage escrow funds	47,796	46,729
Proceeds from sales of treasury stock	41	6,009
Cash dividends paid to stockholders	(6,247)	(6,189)
Net tax benefit excess (shortfall) from stock-based compensation	3	(6)
Net cash used in financing activities	(77,895)	(125,337)
Net (decrease) increase in cash and cash equivalents	(14,487)	22,581
Cash and cash equivalents at beginning of period	200,538	143,185
Cash and cash equivalents at end of period	$186,051	$165,766

Supplemental disclosures:
Interest paid	$27,977	$31,708
Income taxes paid	$4,613	$1,477
Additions to real estate owned	$965	$1,269
Loans transferred to held-for-sale	$—	$6,205

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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2016 and December 31, 2015, our results of operations and other comprehensive income for the three months ended March 31, 2016 and 2015, changes in our stockholders’ equity for the three months ended March 31, 2016 and 2015 and our cash flows for the three months ended March 31, 2016 and 2015.  In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of March 31, 2016 and December 31, 2015, and amounts of revenues, expenses and other comprehensive income in the consolidated statements of income and comprehensive income for the three months ended March 31, 2016 and 2015.  The results of operations and other comprehensive income for the three months ended March 31, 2016 are not necessarily indicative of the results of operations and other comprehensive income to be expected for the remainder of the year.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.

These consolidated financial statements should be read in conjunction with our December 31, 2015 audited consolidated financial statements and related notes included in our 2015 Annual Report on Form 10-K.

2.    Merger Agreement with New York Community Bancorp, Inc.

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

The completion of the Merger is subject to customary conditions, including (1) adoption of the Merger Agreement by Astoria’s stockholders, (2) adoption of the Merger Agreement and approval of the NYCB charter amendment by NYCB’s stockholders, (3) authorization for listing on the New York Stock Exchange of the shares of NYCB Common Stock to be issued in the Merger, (4) the receipt of required regulatory approvals, including the approval of the Board of Governors of the Federal Reserve System, or FRB, the Federal Deposit Insurance Corporation, or FDIC, and the New York State Department of Financial Services, or DFS, (5) effectiveness of the registration statement on Form S-4 for the NYCB Common Stock to be issued in the Merger, and (6) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. The registration statement on Form S-4 for the NYCB Common Stock to be issued in the Merger became effective on March 16, 2016, and special meetings of Astoria’s and NYCB’s respective stockholders were held on April 26, 2016, at which Astoria’s stockholders adopted the Merger Agreement and NYCB’s stockholders adopted the Merger Agreement and approved the NYCB charter amendment. In addition, all applications and notices necessary to obtain the required regulatory approvals to complete the Merger have been submitted or sent by Astoria or NYCB.

Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (2) performance in all material respect by the other party of its obligations under the Merger Agreement and (3) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

The Merger Agreement also provides certain termination rights for both Astoria and NYCB and further provides that a termination fee of $69.5 million will be payable by either Astoria or NYCB, as applicable, upon termination of the Merger Agreement under certain circumstances.

3.    Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At March 31, 2016
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE (1) issuance REMICs and CMOs (2)	$297,400	$4,846	$(459)	$301,787
Non-GSE issuance REMICs and CMOs	2,612	7	(2)	2,617
GSE pass-through certificates	10,292	454	(2)	10,744
Total residential mortgage-backed securities	310,304	5,307	(463)	315,148
Obligations of GSEs	73,701	28	—	73,729
Fannie Mae stock	15	—	(14)	1
Total securities available-for-sale	$384,020	$5,335	$(477)	$388,878
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,305,818	$20,083	$(3,049)	$1,322,852
Non-GSE issuance REMICs and CMOs	197	—	(7)	190
GSE pass-through certificates	250,658	3,420	(881)	253,197
Total residential mortgage-backed securities	1,556,673	23,503	(3,937)	1,576,239
Multi-family mortgage-backed securities:
GSE issuance REMICs	613,877	8,381	(171)	622,087
Obligations of GSEs	192,541	483	(87)	192,937
Corporate Debt securities	80,000	214	(2,432)	77,782
Other	412	1	—	413
Total securities held-to-maturity	$2,443,503	$32,582	$(6,627)	$2,469,458

(1)	Government-sponsored enterprise

(2)	Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2015
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$331,099	$2,374	$(2,934)	$330,539
Non-GSE issuance REMICs and CMOs	3,048	13	(7)	3,054
GSE pass-through certificates	10,781	485	(2)	11,264
Total residential mortgage-backed securities	344,928	2,872	(2,943)	344,857
Obligations of GSEs	73,701	—	(1,762)	71,939
Fannie Mae stock	15	—	(13)	2
Total securities available-for-sale	$418,644	$2,872	$(4,718)	$416,798
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,361,907	$8,135	$(14,128)	$1,355,914
Non-GSE issuance REMICs and CMOs	198	—	(5)	193
GSE pass-through certificates	260,707	1,535	(3,413)	258,829
Total residential mortgage-backed securities	1,622,812	9,670	(17,546)	1,614,936
Multi-family mortgage-backed securities:
GSE issuance REMICs	434,587	1,255	(2,334)	433,508
Obligations of GSEs	178,967	220	(480)	178,707
Corporate debt securities	60,000	—	(1,493)	58,507
Other	433	1	—	434
Total securities held-to-maturity	$2,296,799	$11,146	$(21,853)	$2,286,092

The following tables set forth the estimated fair values of securities with gross unrealized losses at the dates indicated, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the dates indicated.

	At March 31, 2016
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$19,950	$(131)	$23,962	$(328)	$43,912	$(459)
Non-GSE issuance REMICs and CMOs	109	(1)	63	(1)	172	(2)
GSE pass-through certificates	16	(1)	99	(1)	115	(2)
Fannie Mae stock	—	—	1	(14)	1	(14)
Total temporarily impaired securities available-for-sale	$20,075	$(133)	$24,125	$(344)	$44,200	$(477)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$51,103	$(149)	$234,606	$(2,900)	$285,709	$(3,049)
Non-GSE issuance REMICs and CMOs	—	—	190	(7)	190	(7)
GSE pass-through certificates	—	—	104,675	(881)	104,675	(881)
Multi-family mortgage-backed securities:
GSE issuance REMICs	79,344	(171)	—	—	79,344	(171)
Obligations of GSEs	24,888	(87)	—	—	24,888	(87)
Corporate debt securities	67,569	(2,432)	—	—	67,569	(2,432)
Total temporarily impaired securities held-to-maturity	$222,904	$(2,839)	$339,471	$(3,788)	$562,375	$(6,627)

	At December 31, 2015
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$189,364	$(2,934)	$—	$—	$189,364	$(2,934)
Non-GSE issuance REMICs and CMOs	75	(2)	64	(5)	139	(7)
GSE pass-through certificates	97	(1)	103	(1)	200	(2)
Obligations of GSEs	24,602	(390)	47,337	(1,372)	71,939	(1,762)
Fannie Mae stock	—	—	2	(13)	2	(13)
Total temporarily impaired securities available-for-sale	$214,138	$(3,327)	$47,506	$(1,391)	$261,644	$(4,718)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$395,659	$(3,972)	$289,645	$(10,156)	$685,304	$(14,128)
Non-GSE issuance REMICs and CMOs	—	—	193	(5)	193	(5)
GSE pass-through certificates	56,503	(586)	106,738	(2,827)	163,241	(3,413)
Multi-family mortgage-backed securities:
GSE issuance REMICs	276,601	(2,334)	—	—	276,601	(2,334)
Obligations of GSEs	107,824	(480)	—	—	107,824	(480)
Corporate debt securities	58,507	(1,493)	—	—	58,507	(1,493)
Total temporarily impaired securities held-to-maturity	$895,094	$(8,865)	$396,576	$(12,988)	$1,291,670	$(21,853)

We held 61 securities which had an unrealized loss at March 31, 2016 and 129 securities which had an unrealized loss at December 31, 2015.  Securities in unrealized loss positions are analyzed as part of our ongoing assessment of other-than-temporary impairment. Our assertion regarding our intent not to sell, or that it is not more likely than not that we will be required to sell a security before its anticipated recovery, is based on a number of factors, including a quantitative estimate of the expected recovery period (which may extend to maturity), and our intended strategy with respect to the identified security or portfolio. If we do have the intent to sell, or believe it is more likely than not that we will be required to sell the security before its anticipated recovery, the unrealized loss is charged directly to earnings in the Consolidated Statements of Income and Comprehensive Income. Other factors considered in determining whether or not an impairment is temporary include the severity of the impairment; the duration of the impairment; the cause of the impairment; the near-term prospects of the issuer; and the estimated recovery period. The unrealized losses on our residential and multi-family mortgage-backed securities and GSE obligations at March 31, 2016 were primarily caused by movements in market interest rates subsequent to the purchase of such securities or obligations. The unrealized losses on our corporate debt obligations was primarily due to the observed credit spread widening that occurred during the first quarter of 2016, which we attribute to the contemporaneous broad-based equity market volatility. We do not consider the resulting unrealized losses to be anything other than temporary impairment.

During the three months ended March 31, 2016, proceeds from sales of securities from the available-for-sale portfolio totaled $23.1 million, resulting in gross realized gains of $86,000. There were no sales of securities from the available-for-sale portfolio during the three months ended March 31, 2015.

At March 31, 2016, available-for-sale debt securities, excluding mortgage-backed securities, had an amortized cost of $73.7 million, an estimated fair value of $73.7 million and contractual maturities in 2021 and 2022.  At March 31, 2016, held-to-maturity debt securities, excluding mortgage-backed securities, had an amortized cost of $273.0 million, an estimated fair value of $271.1 million and contractual maturities primarily in 2016 through 2027.  Actual maturities may differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

At March 31, 2016, the amortized cost of callable securities in our portfolio totaled $211.3 million, of which $194.9 million are callable within one year and at various times thereafter. The balance of accrued interest receivable for securities totaled $7.2 million at March 31, 2016 and $7.4 million at December 31, 2015.

4.    Loans Receivable and Allowance for Loan Losses

The following tables set forth the composition of our loans receivable portfolio, and an aging analysis by accruing and non-accrual loans, by segment and class at the dates indicated.

	At March 31, 2016
	Past Due
(In Thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$3,802	$1,490	$—	$5,292	$356,324	$361,616
Full documentation amortizing	31,902	9,725	433	42,060	4,498,438	4,540,498
Reduced documentation interest-only	7,111	2,405	—	9,516	202,030	211,546
Reduced documentation amortizing	16,404	3,679	—	20,083	556,416	576,499
Total residential	59,219	17,299	433	76,951	5,613,208	5,690,159
Multi-family	6,632	2,609	484	9,725	4,060,832	4,070,557
Commercial real estate	—	859	2,239	3,098	805,136	808,234
Total mortgage loans	65,851	20,767	3,156	89,774	10,479,176	10,568,950
Consumer and other loans (gross):
Home equity and other consumer	1,259	125	—	1,384	147,666	149,050
Commercial and industrial	—	—	—	—	100,237	100,237
Total consumer and other loans	1,259	125	—	1,384	247,903	249,287
Total accruing loans	$67,110	$20,892	$3,156	$91,158	$10,727,079	$10,818,237
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$1,238	$951	$12,380	$14,569	$4,687	$19,256
Full documentation amortizing	2,012	792	38,184	40,988	5,764	46,752
Reduced documentation interest-only	217	135	14,634	14,986	9,179	24,165
Reduced documentation amortizing	1,979	47	24,004	26,030	14,143	40,173
Total residential	5,446	1,925	89,202	96,573	33,773	130,346
Multi-family	1,168	383	1,855	3,406	4,470	7,876
Commercial real estate	1,321	—	585	1,906	769	2,675
Total mortgage loans	7,935	2,308	91,642	101,885	39,012	140,897
Consumer and other loans (gross):
Home equity and other consumer	—	—	5,595	5,595	—	5,595
Commercial and industrial	—	—	574	574	—	574
Total consumer and other loans	—	—	6,169	6,169	—	6,169
Total non-accrual loans	$7,935	$2,308	$97,811	$108,054	$39,012	$147,066
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$5,040	$2,441	$12,380	$19,861	$361,011	$380,872
Full documentation amortizing	33,914	10,517	38,617	83,048	4,504,202	4,587,250
Reduced documentation interest-only	7,328	2,540	14,634	24,502	211,209	235,711
Reduced documentation amortizing	18,383	3,726	24,004	46,113	570,559	616,672
Total residential	64,665	19,224	89,635	173,524	5,646,981	5,820,505
Multi-family	7,800	2,992	2,339	13,131	4,065,302	4,078,433
Commercial real estate	1,321	859	2,824	5,004	805,905	810,909
Total mortgage loans	73,786	23,075	94,798	191,659	10,518,188	10,709,847
Consumer and other loans (gross):
Home equity and other consumer	1,259	125	5,595	6,979	147,666	154,645
Commercial and industrial	—	—	574	574	100,237	100,811
Total consumer and other loans	1,259	125	6,169	7,553	247,903	255,456
Total loans	$75,045	$23,200	$100,967	$199,212	$10,766,091	$10,965,303
Net unamortized premiums and deferred loan origination costs						39,778
Loans receivable						11,005,081
Allowance for loan losses						(94,200)
Loans receivable, net						$10,910,881

	At December 31, 2015
	Past Due
(In Thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$10,045	$2,382	$—	$12,427	$401,486	$413,913
Full documentation amortizing	40,151	10,346	332	50,829	4,602,940	4,653,769
Reduced documentation interest-only	7,254	2,321	—	9,575	266,084	275,659
Reduced documentation amortizing	20,135	4,369	—	24,504	527,566	552,070
Total residential	77,585	19,418	332	97,335	5,798,076	5,895,411
Multi-family	1,662	2,069	—	3,731	4,013,541	4,017,272
Commercial real estate	246	1,689	—	1,935	813,640	815,575
Total mortgage loans	79,493	23,176	332	103,001	10,625,257	10,728,258
Consumer and other loans (gross):
Home equity and other consumer	2,358	502	—	2,860	151,554	154,414
Commercial and industrial	—	—	—	—	91,171	91,171
Total consumer and other loans	2,358	502	—	2,860	242,725	245,585
Total accruing loans	$81,851	$23,678	$332	$105,861	$10,867,982	$10,973,843
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$1,182	$—	$11,359	$12,541	$5,834	$18,375
Full documentation amortizing	3,579	603	32,535	36,717	7,480	44,197
Reduced documentation interest-only	257	579	15,285	16,121	11,451	27,572
Reduced documentation amortizing	2,238	365	14,322	16,925	12,935	29,860
Total residential	7,256	1,547	73,501	82,304	37,700	120,004
Multi-family	725	623	2,441	3,789	3,044	6,833
Commercial real estate	241	—	572	813	3,126	3,939
Total mortgage loans	8,222	2,170	76,514	86,906	43,870	130,776
Consumer and other loans (gross):
Home equity and other consumer	—	—	6,405	6,405	—	6,405
Commercial and industrial	—	—	703	703	—	703
Total consumer and other loans	—	—	7,108	7,108	—	7,108
Total non-accrual loans	$8,222	$2,170	$83,622	$94,014	$43,870	$137,884
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$11,227	$2,382	$11,359	$24,968	$407,320	$432,288
Full documentation amortizing	43,730	10,949	32,867	87,546	4,610,420	4,697,966
Reduced documentation interest-only	7,511	2,900	15,285	25,696	277,535	303,231
Reduced documentation amortizing	22,373	4,734	14,322	41,429	540,501	581,930
Total residential	84,841	20,965	73,833	179,639	5,835,776	6,015,415
Multi-family	2,387	2,692	2,441	7,520	4,016,585	4,024,105
Commercial real estate	487	1,689	572	2,748	816,766	819,514
Total mortgage loans	87,715	25,346	76,846	189,907	10,669,127	10,859,034
Consumer and other loans (gross):
Home equity and other consumer	2,358	502	6,405	9,265	151,554	160,819
Commercial and industrial	—	—	703	703	91,171	91,874
Total consumer and other loans	2,358	502	7,108	9,968	242,725	252,693
Total loans	$90,073	$25,848	$83,954	$199,875	$10,911,852	$11,111,727
Net unamortized premiums and deferred loan origination costs						41,354
Loans receivable						11,153,081
Allowance for loan losses						(98,000)
Loans receivable, net						$11,055,081

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

The following tables set forth the changes in our allowance for loan losses by loan receivable segment for the periods indicated.

	For the Three Months Ended March 31, 2016
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at January 1, 2016	$44,951	$35,544	$11,217	$6,288	$98,000
Provision charged (credited) to operations	138	(3,257)	(849)	841	(3,127)
Charge-offs	(1,665)	(310)	—	(765)	(2,740)
Recoveries	954	1,043	—	70	2,067
Balance at March 31, 2016	$44,378	$33,020	$10,368	$6,434	$94,200

	For the Three Months Ended March 31, 2015
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at January 1, 2015	$46,283	$39,250	$17,242	$8,825	$111,600
Provision (credited) charged to operations	(1,851)	256	18	1,234	(343)
Charge-offs	(1,757)	(242)	(142)	(349)	(2,490)
Recoveries	806	818	—	109	1,733
Balance at March 31, 2015	$43,481	$40,082	$17,118	$9,819	$110,500

The following table sets forth the balances of our residential interest-only mortgage loans at March 31, 2016 by the period in which such loans are scheduled to enter their amortization period.

(In Thousands)	Recorded Investment
Amortization scheduled to begin in:
12 months or less	$309,631
13 to 24 months	256,659
25 to 36 months	29,120
Over 36 months	21,173
Total	$616,583

The following tables set forth the balances of our residential mortgage and consumer and other loan receivable segments by class and credit quality indicator at the dates indicated.

	At March 31, 2016
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity and Other Consumer	Commercial and Industrial
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing
Performing	$361,616	$4,540,065	$211,546	$576,499	$149,050	$100,237
Non-performing:
Current or past due less than 90 days	6,876	8,568	9,531	16,169	—	—
Past due 90 days or more	12,380	38,617	14,634	24,004	5,595	574
Total	$380,872	$4,587,250	$235,711	$616,672	$154,645	$100,811

	At December 31, 2015
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity and Other Consumer	Commercial and Industrial
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing
Performing	$413,913	$4,653,437	$275,659	$552,070	$154,414	$91,171
Non-performing:
Current or past due less than 90 days	7,016	11,662	12,287	15,538	—	—
Past due 90 days or more	11,359	32,867	15,285	14,322	6,405	703
Total	$432,288	$4,697,966	$303,231	$581,930	$160,819	$91,874

The following table sets forth the balances of our multi-family and commercial real estate mortgage loan receivable segments by credit quality indicator at the dates indicated.

	At March 31, 2016		At December 31, 2015
		Commercial Real Estate		Commercial Real Estate
(In Thousands)	Multi-Family		Multi-Family
Not criticized	$4,037,071	$770,883	$3,981,050	$769,029
Criticized:
Special mention	16,630	12,215	14,931	20,441
Substandard	24,732	27,811	28,124	30,044
Doubtful	—	—	—	—
Total	$4,078,433	$810,909	$4,024,105	$819,514

The following tables set forth the balances of our loans receivable and the related allowance for loan loss allocation by segment and by the impairment methodology followed in determining the allowance for loan losses at the dates indicated.

	At March 31, 2016
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Loans:
Individually evaluated for impairment	$196,365	$15,733	$13,168	$4,537	$229,803
Collectively evaluated for impairment	5,624,140	4,062,700	797,741	250,919	10,735,500
Total loans	$5,820,505	$4,078,433	$810,909	$255,456	$10,965,303
Allowance for loan losses:
Individually evaluated for impairment	$13,337	$173	$85	$381	$13,976
Collectively evaluated for impairment	31,041	32,847	10,283	6,053	80,224
Total allowance for loan losses	$44,378	$33,020	$10,368	$6,434	$94,200

	At December 31, 2015
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Loans:
Individually evaluated for impairment	$192,914	$24,643	$14,993	$4,968	$237,518
Collectively evaluated for impairment	5,822,501	3,999,462	804,521	247,725	10,874,209
Total loans	$6,015,415	$4,024,105	$819,514	$252,693	$11,111,727
Allowance for loan losses:
Individually evaluated for impairment	$13,148	$456	$788	$421	$14,813
Collectively evaluated for impairment	31,803	35,088	10,429	5,867	83,187
Total allowance for loan losses	$44,951	$35,544	$11,217	$6,288	$98,000

The following table summarizes information related to our impaired loans by segment and class at the dates indicated.

	At March 31, 2016				At December 31, 2015
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$34,525	$28,292	$(3,724)	$24,568	$37,454	$30,631	$(4,051)	$26,580
Full documentation amortizing	73,169	66,492	(3,021)	63,471	69,242	63,223	(2,534)	60,689
Reduced documentation interest-only	47,328	39,696	(3,720)	35,976	55,939	46,540	(4,253)	42,287
Reduced documentation amortizing	69,004	61,885	(2,872)	59,013	57,955	52,520	(2,310)	50,210
Multi-family	5,791	5,676	(173)	5,503	8,029	7,950	(456)	7,494
Commercial real estate	942	1,027	(85)	942	6,651	6,723	(788)	5,935
Consumer and other loans:
Home equity lines of credit	4,896	4,537	(381)	4,156	5,595	4,968	(421)	4,547
Without an allowance recorded:
Mortgage loans:
Multi-family	11,761	10,057	—	10,057	19,523	16,693	—	16,693
Commercial real estate	14,975	12,141	—	12,141	11,104	8,270	—	8,270
Total impaired loans	$262,391	$229,803	$(13,976)	$215,827	$271,492	$237,518	$(14,813)	$222,705

The following table sets forth the average recorded investment, interest income recognized and cash basis interest income related to our impaired loans by segment and class for the periods indicated.

	For the Three Months Ended March 31,
	2016			2015
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$29,462	$189	$186	$44,759	$349	$353
Full documentation amortizing	64,858	494	478	43,989	395	386
Reduced documentation interest-only	43,118	391	385	76,396	730	737
Reduced documentation amortizing	57,203	525	529	18,948	162	162
Multi-family	6,813	67	79	24,542	260	268
Commercial real estate	3,875	6	7	19,400	268	286
Consumer and other loans:
Home equity lines of credit	4,753	5	9	5,829	6	16
Without an allowance recorded:
Mortgage loans:
Multi-family	13,375	152	149	13,759	154	155
Commercial real estate	10,206	166	171	—	—	—
Total impaired loans	$233,663	$1,995	$1,993	$247,622	$2,324	$2,363

The following table sets forth information about our mortgage loans receivable by segment and class at March 31, 2016 and 2015 which were modified in a troubled debt restructuring, or TDR, during the periods indicated.

	Modifications During the Three Months Ended March 31,
	2016			2015
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at March 31, 2016	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at March 31, 2015
Residential:
Full documentation interest-only	4	$888	$889	4	$2,035	$2,030
Full documentation amortizing	2	591	589	6	2,059	2,016
Reduced documentation interest-only	3	1,691	1,686	4	1,687	1,687
Reduced documentation amortizing	3	995	985	—	—	—
Commercial real estate	—	—	—	2	2,902	2,878
Total	12	$4,165	$4,149	16	$8,683	$8,611

The following table sets forth information about our mortgage loans receivable by segment and class at March 31, 2016 and 2015 which were modified in a TDR during the twelve month periods ended March 31, 2016 and 2015 and had a payment default subsequent to the modification during the periods indicated.

	For the Three Months Ended March 31,
	2016		2015
(Dollars In Thousands)	Number of Loans	Recorded Investment at March 31, 2016	Number of Loans	Recorded Investment at March 31, 2015
Residential:
Full documentation interest-only	2	$533	1	$648
Full documentation amortizing	2	408	2	854
Reduced documentation interest-only	4	1,947	2	1,314
Reduced documentation amortizing	1	288	—	—
Multi-family	—	—	3	1,387
Total	9	$3,176	8	$4,203

Included in loans receivable at March 31, 2016 are loans in the process of foreclosure collateralized by residential real estate property with a recorded investment of $61.0 million.

For additional information regarding our loans receivable and allowance for loan losses, see “Asset Quality” and “Critical Accounting Policies” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

5.    Reverse Repurchase Agreements

The following table details the remaining contractual maturities of our reverse repurchase agreements at March 31, 2016.

Year	Amount
	(In Thousands)
2018	$200,000	(1)
2019	600,000	(1)
2020	300,000	(2)
Total	$1,100,000

(1)	Callable in 2016.

(2)	Includes $200.0 million of borrowings which are callable in 2016 and $100.0 million of borrowings which are callable in 2017.

The outstanding reverse repurchase agreements at March 31, 2016 were fixed rate and collateralized by GSE securities, of which 84% were residential mortgage-backed securities and 16% were obligations of GSEs. Securities collateralizing these agreements are classified as encumbered securities in the consolidated statements of financial condition. The amount of excess collateral required is governed by each individual contract. The primary risk associated with these secured borrowings is the requirement to pledge a market value based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with our policies, eligible counterparties are defined and monitored to minimize our exposure.

6.    Earnings Per Common Share

The following table is a reconciliation of basic and diluted earnings per common share, or EPS.

	For the Three Months Ended March 31,
(In Thousands, Except Share Data)	2016	2015
Net income	$18,565	$19,307
Preferred stock dividends	(2,194)	(2,194)
Net income available to common shareholders	16,371	17,113
Income allocated to participating securities	(135)	(114)
Net income allocated to common shareholders	$16,236	$16,999

Basic weighted average common shares outstanding	100,368,931	99,252,031
Dilutive effect of stock options and restricted stock units (1) (2)	—	—
Diluted weighted average common shares outstanding	100,368,931	99,252,031

Basic EPS	$0.16	$0.17
Diluted EPS	$0.16	$0.17

(1)
Excludes options to purchase 6,989 shares of common stock which were outstanding during the three months ended March 31, 2016 and options to purchase 20,667 shares of common stock which were outstanding during the three months ended March 31, 2015 because their inclusion would be anti-dilutive.

(2)
Excludes 747,132 unvested restricted stock units which were outstanding during the three months ended March 31, 2016 and 762,038 unvested restricted stock units which were outstanding during the three months ended March 31, 2015 because the performance conditions have not been satisfied.

7.    Other Comprehensive Income/Loss

The following tables set forth the components of accumulated other comprehensive loss, net of related tax effects, at the dates indicated and the changes during the three months ended March 31, 2016 and 2015.

(In Thousands)	At December 31, 2015	Other Comprehensive Income	At March 31, 2016
Net unrealized gain on securities available-for-sale	$2,827	$3,985	$6,812
Net actuarial loss on pension plans and other postretirement benefits	(58,396)	397	(57,999)
Prior service cost on pension plans and other postretirement benefits	(3,048)	28	(3,020)
Accumulated other comprehensive loss	$(58,617)	$4,410	$(54,207)

(In Thousands)	At December 31, 2014	Other Comprehensive Income	At March 31, 2015
Net unrealized gain on securities available-for-sale	$4,686	$1,993	$6,679
Net actuarial loss on pension plans and other postretirement benefits	(67,476)	469	(67,007)
Prior service cost on pension plans and other postretirement benefits	(3,161)	29	(3,132)
Accumulated other comprehensive loss	$(65,951)	$2,491	$(63,460)

The following tables set forth the components of other comprehensive income for the periods indicated.

	For the Three Months Ended March 31, 2016
(In Thousands)	Before Tax Amount	Income Tax Expense	After Tax Amount
Net unrealized gain on securities available-for-sale:
Net unrealized holding gain on securities available-for-sale arising during the period	$6,774	$(2,738)	$4,036
Reclassification adjustment for gain on sales of securities included in net income	(86)	35	(51)
Net unrealized gain on securities available-for-sale	6,688	(2,703)	3,985
Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	667	(270)	397
Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	47	(19)	28
Other comprehensive income	$7,402	$(2,992)	$4,410

	For the Three Months Ended March 31, 2015
(In Thousands)	Before Tax Amount	Income Tax Expense	After Tax Amount
Net unrealized holding gain on securities available-for-sale arising during the period	$3,223	$(1,230)	$1,993
Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	757	(288)	469
Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	47	(18)	29
Other comprehensive income	$4,027	$(1,536)	$2,491

The following tables set forth information about amounts reclassified from accumulated other comprehensive loss to the affected line items in the consolidated statements of income for the periods indicated.

	For the Three Months Ended March 31,		Income Statement Line Item
(In Thousands)	2016	2015
Reclassification adjustment for gain on sales of securities	$86	$—	Gain on sales of securities
Reclassification adjustment for net actuarial loss (1)	(667)	(757)	Compensation and benefits
Reclassification adjustment for prior service cost (1)	(47)	(47)	Compensation and benefits
Total reclassifications, before tax	(628)	(804)
Income tax effect	254	306	Income tax expense
Total reclassifications, net of tax	$(374)	$(498)	Net income

(1)
These other comprehensive income components are included in the computations of net periodic (benefit) cost for our defined benefit pension plans and other postretirement benefit plan. See Note 8 for additional details.

8.    Pension Plans and Other Postretirement Benefits

The following tables set forth information regarding the components of net periodic cost (benefit) for our defined benefit pension plans and other postretirement benefit plan for the periods indicated.

	Pension Benefits		Other Postretirement Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
(In Thousands)	2016	2015	2016	2015
Service cost	$—	$—	$472	$469
Interest cost	2,536	2,510	263	276
Expected return on plan assets	(3,058)	(3,633)	—	—
Recognized net actuarial loss (gain)	734	757	(67)	—
Amortization of prior service cost	47	47	—	—
Net periodic cost (benefit)	$259	$(319)	$668	$745

9.    Stock Incentive Plans

During the three months ended March 31, 2016, 663,960 shares of restricted common stock were granted to select officers under the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2014 Employee Stock Plan, of which 663,510 shares remain outstanding at March 31, 2016 and all of which vest one-third per year on or about December 14, beginning December 2016.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2014 Employee Stock Plan, all restricted common stock granted pursuant to such plan immediately vests.

During the three months ended March 31, 2016, 21,912 shares of restricted common stock were granted to directors under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, all of which remain outstanding at March 31, 2016 and vest 100% in February 2019, although awards immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.

The following table summarizes restricted common stock and performance-based restricted stock unit activity in our stock incentive plans for the three months ended March 31, 2016.

	Restricted Common Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2016	374,817	$12.68	751,500	$12.41
Granted	685,872	15.06	—	—
Vested	(30,350)	(9.72)	—	—
Forfeited	(3,390)	(13.24)	(5,500)	(12.45)
Unvested at March, 2016	1,026,949	14.36	746,000	12.41

Stock-based compensation expense is recognized on a straight-line basis over the vesting period and totaled $942,000, net of taxes of $639,000, for the three months ended March 31, 2016 and $995,000, net of taxes of $614,000, for the three months ended March 31, 2015. At March 31, 2016, pre-tax compensation cost related to all nonvested awards of restricted common stock and restricted stock units not yet recognized totaled $15.0 million and will be recognized over a weighted average period of approximately 2.3 years, which excludes $4.4 million of pre-tax compensation cost related to 65,000 shares of performance-based restricted common stock and 285,800 performance-based restricted stock units, for which compensation cost will begin to be recognized when the achievement of the performance conditions becomes probable.

10.    Investments in Affordable Housing Limited Partnerships

As part of our community reinvestment initiatives, we invest in affordable housing limited partnerships that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits and other tax benefits for these investments.

Our investment in affordable housing limited partnerships, reflected in other assets in the consolidated statements of financial condition, totaled $16.8 million at March 31, 2016 and $17.2 million at December 31, 2015. Our funding obligation related to such investments, reflected in other liabilities in the consolidated statements of financial condition, totaled $12.8 million at March 31, 2016 and $12.9 million at December 31, 2015. Funding installments are due on an "as needed" basis, currently projected over the next three years, the timing of which cannot be estimated.

Expense related to our investments in affordable housing limited partnerships, included in other non-interest expense in the consolidated statements of income, totaled $352,000 for the three months ended March 31, 2016 and $257,000 for the three months ended March 31, 2015. Affordable housing tax credits and other tax benefits recognized as a component of income tax expense in the consolidated statements of income totaled $390,000 for the three months ended March 31, 2016 and $358,000 for the three months ended March 31, 2015.

11.    Regulatory Matters

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Reform Act, in July 2013, the federal bank regulatory agencies, or the Agencies, issued final rules, or the Final Capital Rules, that subjected many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements effective January 1, 2015. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III capital standards.  In addition, the Final Capital Rules added a requirement to maintain a minimum Conservation Buffer, composed of Common equity tier 1 capital, of 2.5% of risk-weighted assets, to be phased in over three years and applied to the Common equity tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the Total risk-based capital ratio. Accordingly, banking organizations, on a fully phased in basis no later than January 1, 2019, must maintain a minimum Common equity tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5% and a minimum Total risk-based capital ratio of 10.5%.

The required minimum Conservation Buffer began to be phased in incrementally, starting at 0.625% on January 1, 2016 and will increase to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019. The Final Capital Rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met.

At March 31, 2016, the capital levels of both Astoria Financial Corporation and Astoria Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both Astoria Financial Corporation and Astoria Bank at March 31, 2016 also exceeded the minimum capital requirements shown in the table below including the currently applicable Conservation Buffer of 0.625%. The following table sets forth information regarding the regulatory capital requirements applicable to Astoria Financial Corporation and Astoria Bank.

	At March 31, 2016
	Actual		Minimum Capital Requirements		Minimum Capital Requirements with Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Astoria Financial Corporation:
Tier 1 leverage	$1,536,901	10.35%	$593,791	4.00%	N/A	N/A	$742,238	5.00%
Common equity tier 1 risk-based	1,413,001	16.48	385,796	4.50	$439,379	5.125%	557,261	6.50
Tier 1 risk-based	1,536,901	17.93	514,395	6.00	567,978	6.625	685,860	8.00
Total risk-based	1,632,143	19.04	685,860	8.00	739,443	8.625	857,325	10.00

Astoria Bank:
Tier 1 leverage	$1,676,272	11.37%	$589,580	4.00%	N/A	N/A	$736,975	5.00%
Common equity tier 1 risk-based	1,676,272	19.60	384,778	4.50	$438,219	5.125%	555,790	6.50
Tier 1 risk-based	1,676,272	19.60	513,037	6.00	566,479	6.625	684,050	8.00
Total risk-based	1,771,514	20.72	684,050	8.00	737,491	8.625	855,062	10.00

12.    Fair Value Measurements

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

	Carrying Value at March 31, 2016
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$301,787	$—	$301,787
Non-GSE issuance REMICs and CMOs	2,617	—	2,617
GSE pass-through certificates	10,744	—	10,744
Obligations of GSEs	73,729	—	73,729
Fannie Mae stock	1	1	—
Total securities available-for-sale	$388,878	$1	$388,877

	Carrying Value at December 31, 2015
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$330,539	$—	$330,539
Non-GSE issuance REMICs and CMOs	3,054	—	3,054
GSE pass-through certificates	11,264	—	11,264
Obligations of GSEs	71,939	—	71,939
Fannie Mae stock	2	2	—
Total securities available-for-sale	$416,798	$2	$416,796

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

Residential mortgage-backed securities
Residential mortgage-backed securities comprised 81% of our securities available-for-sale portfolio at March 31, 2016 and 83% at December 31, 2015.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including options based pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  GSE securities, for which an active market exists for similar securities making observable inputs readily available, comprised 99% of our available-for-sale residential mortgage-backed securities portfolio at March 31, 2016 and December 31, 2015.

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

Obligations of GSEs
Obligations of GSEs comprised 19% of our securities available-for-sale portfolio at March 31, 2016 and 17% at December 31, 2015 and consisted of debt securities issued by GSEs.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service gathers information from market sources, including new issue and secondary markets, and integrates relative credit information, observed market movements and sector news into their pricing applications and models.  Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

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

	Carrying Value
(In Thousands)	At March 31, 2016	At December 31, 2015
Non-performing loans held-for-sale, net	$914	$1,582
Impaired loans	126,349	134,910
MSR, net	9,900	11,014
REO, net	9,758	16,307
Total	$146,921	$163,813

The following table provides information regarding the gains (losses) recognized on our assets measured at fair value on a non-recurring basis for the periods indicated.

	For the Three Months Ended March 31,
(In Thousands)	2016	2015
Non-performing loans held-for-sale, net (1)	$—	$(188)
Impaired loans (2)	(1,858)	(1,964)
MSR, net (3)	(877)	(513)
REO, net (4)	(250)	(304)
Total	$(2,985)	$(2,969)

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

Loans held-for-sale, net (non-performing loans held-for-sale)
Included in loans held-for-sale, net, are non-performing loans held-for-sale for which fair values are estimated through either preliminary bids from potential purchasers of the loans or the estimated fair value of the underlying collateral discounted for factors necessary to solicit acceptable bids, and adjusted as necessary based on management’s experience with sales of similar types of loans and, as such, are classified as Level 3.  At March 31, 2016, non-performing loans held for sale were comprised of 72% multi-family mortgage loans and 28% residential mortgage loans. At December 31, 2015, non-performing loans held for sale were comprised of 80% multi-family mortgage loans and 20% residential mortgage loans.

Loans receivable, net (impaired loans)
Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans were comprised of 85% residential mortgage loans, 13% multi-family and commercial real estate mortgage loans and 2% home equity lines of credit at March 31, 2016 and 81% residential mortgage loans, 17% multi-family and commercial real estate mortgage loans and 2% home equity lines of credit at December 31, 2015.  Impaired loans for which a fair value adjustment was recognized were comprised of 86% residential mortgage loans, 13% multi-family and commercial real estate mortgage loans and 1% home equity lines of credit at March 31, 2016 and 80% residential mortgage loans, 19% multi-family and commercial real estate mortgage loans and 1% home equity lines of credit at December 31, 2015.  Our impaired loans are generally collateral dependent and, as such, are generally carried at the estimated fair value of the underlying collateral less estimated selling costs.

We obtain updated estimates of collateral values on residential mortgage loans at 180 days past due and earlier in certain instances, including for loans to borrowers who have filed for bankruptcy, and, to the extent the loans remain delinquent, annually thereafter.  Updated estimates of collateral value on residential loans are obtained primarily through automated valuation models. Additionally, our loan servicer performs property inspections to monitor and manage the collateral on our residential loans when they become 45 days past due and monthly thereafter until the foreclosure process is complete.  We obtain updated estimates of collateral value using third party appraisals on non-performing multi-family and commercial real estate mortgage loans when the loans initially become non-performing and annually thereafter and multi-family and commercial real estate loans modified in a TDR at the time of the modification and annually thereafter.  Appraisals on multi-family and commercial real estate loans are reviewed by our internal certified appraisers. We analyze our home equity lines of credit when such loans become 90 days past due and consider our lien position, the estimated fair value of the underlying collateral value and the results of recent property inspections in determining the need for an individual valuation allowance. Adjustments to final appraised values obtained from independent third party appraisers and automated valuation models are not made.  The fair values of impaired loans are based upon unobservable inputs and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

MSR, net
The right to service loans for others is generally obtained through the sale of residential mortgage loans with servicing retained.  MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At March 31, 2016, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.96%, a weighted average constant prepayment rate on mortgages of 11.07% and a weighted average life of 5.8 years.  At December 31, 2015, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.97%, a weighted average constant prepayment rate on mortgages of 10.47% and a weighted average life of 6.1 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

REO, net
REO represents real estate acquired through foreclosure or by deed in lieu of foreclosure. At March 31, 2016, REO totaled $12.7 million, all of which were residential properties. At December 31, 2015, REO totaled $19.8 million, including residential properties with a carrying value of $17.8 million. REO is initially recorded at estimated fair value less estimated selling costs.  Thereafter, we maintain a valuation allowance representing decreases in the properties' estimated fair value. The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

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

	At March 31, 2016
	Carrying Value	Estimated Fair Value
(In Thousands)		Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,443,503	$2,469,458	$2,469,458	$—
FHLB-NY stock	131,582	131,582	131,582	—
Loans held-for-sale, net (1)	7,672	7,819	—	7,819
Loans receivable, net (1)	10,910,881	11,004,964	—	11,004,964
MSR, net (1)	9,900	9,901	—	9,901
Financial Liabilities:
Deposits	9,051,539	9,083,402	9,083,402	—
Borrowings, net	3,899,354	4,091,603	4,091,603	—

	At December 31, 2015
	Carrying Value	Estimated Fair Value
(In Thousands)		Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,296,799	$2,286,092	$2,286,092	$—
FHLB-NY stock	131,137	131,137	131,137	—
Loans held-for-sale, net (1)	8,960	9,037	—	9,037
Loans receivable, net (1)	11,055,081	11,112,709	—	11,112,709
MSR, net (1)	11,014	11,017	—	11,017
Financial Liabilities:
Deposits	9,106,027	9,123,740	9,123,740	—
Borrowings, net	3,964,222	4,132,940	4,132,940	—
_______________________________________________________

(1)	Includes assets measured at fair value on a non-recurring basis.

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

13.    Litigation

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

City of New York Notice of Determination
By “Notice of Determination” dated September 14, 2010 and August 26, 2011, or the 2010 and 2011 Notices, the City of New York notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies related to our operation of Fidata Service Corp., or Fidata, and Astoria Federal Mortgage Corp., or AF Mortgage, subsidiaries of Astoria Bank. We disagree with the assertion of the tax deficiencies.  Hearings on the 2010 and 2011 Notices were held before the New York City Tax Appeals Tribunal, or the NYC Tax Appeals Tribunal, in March and April 2013. On October 29, 2014, the NYC Tax Appeals Tribunal issued a decision favorable to us canceling the 2010 and 2011 Notices. The City of New York appealed the decision of the NYC Tax Appeals Tribunal. The parties presented oral arguments on November 19, 2015 and are now awaiting a decision from the NYC Tax Appeals Tribunal. At this time, management believes it is more likely than not that we will succeed in defending against the City of New York’s appeal. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at March 31, 2016 with respect to this matter.

By “Notice of Determination” dated November 19, 2014, or the 2014 Notice, the City of New York notified us of an alleged tax deficiency in the amount of $6.1 million, including interest and penalties, related to our 2009 and 2010 tax years, and by "Notice of Determination" dated August 5, 2015, or the 2015 Notice, the City of New York notified us of an alleged tax deficiency in the amount of $2.1 million, including interest and penalties, related to our 2011 through 2013 tax years. These deficiencies related to our operation of Fidata and AF Mortgage and the bases of the 2014 Notice and the 2015 Notice are substantially the same as that of the 2010 and 2011 Notices. We disagree with the assertion of the tax deficiencies, and we filed Petitions for Hearing with the City of New York on February 13, 2015 and September 9, 2015 to oppose the 2014 Notice and the 2015 Notice, respectively. By notice dated June 4, 2015, the NYC Tax Appeals Tribunal informed the parties that the proceedings relating to the 2014 Notice were adjourned pending the resolution of the proceedings with respect to the 2010 and 2011 Notices, the outcome of which may be determinative of some or all of the issues in this matter. On September 17, 2015, the NYC Tax Appeals Tribunal informed the parties that, barring the filing of an objection, the September 2015 Petition for Hearing would be consolidated with the February 2015 Petition and thus also adjourned pending resolution of the proceedings related to the 2010 and 2011 Notices. At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position asserted in the 2014 Notice and the 2015 Notice. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at March 31, 2016 with respect to this matter.

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

Merger-related Litigation
Following the announcement of the execution of the Merger Agreement, six lawsuits challenging the proposed Merger were filed in the Supreme Court of the State of New York, County of Nassau. These actions are captioned: (1) Sandra E. Weiss IRA v. Chrin, et al., Index No. 607132/2015 (filed November 4, 2015); (2) Raul v. Palleschi, et al., Index No. 607238/2015 (filed November 6, 2015); (3) Lowinger v. Redman, et al., Index No. 607268/2015 (filed November 9, 2015); (4) Minzer v. Astoria Fin. Corp., et al., Index No. 607358/2015 (filed November 12, 2015); (5) MSS 12-09 Trust v. Palleschi, et al., Index No. 607472/2015 (filed November 13, 2015); and (6) The Firemen’s Retirement System of St. Louis v. Keegan, et al., Index No. 607612/2015 (filed November 23, 2015). On January 15, 2016, the court consolidated the New York lawsuits under the caption In re Astoria Financial Corporation Shareholders Litigation, Index No. 607132/2015, and on January 29, 2016 the lead plaintiffs filed an amended consolidated complaint.  In addition, a seventh lawsuit was filed challenging the proposed transaction in the Delaware Court of Chancery, captioned O’Connell v. Astoria Financial Corp., et al., Case No. 11928 (filed January 22, 2016). The plaintiff in this case filed an amended complaint on February 17, 2016. Each of the lawsuits is a putative class action filed on behalf of the stockholders of Astoria and names as defendants Astoria, its directors and NYCB, or collectively, the defendants.

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

Each of the actions seek, among other things, an order enjoining completion of the proposed Merger and an award of costs and attorneys’ fees. Certain of the actions also seek compensatory damages arising from the alleged breaches of fiduciary duty. The defendants believe these actions are without merit. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at March 31, 2016 with respect to these matters.

On April 6, 2016, the defendants and lead plaintiffs for the consolidated New York lawsuits entered into a memorandum of understanding, or the MOU, which provides for the settlement of the New York lawsuits. The MOU contemplates, among other things, that Astoria will make certain supplemental disclosures relating to the Merger. Although the defendants deny the allegations made in the New York lawsuits (including the amended consolidated complaint) and believe that no supplemental disclosure is required under applicable laws, in order to avoid the burden and expense of further litigation, Astoria agreed to make such supplemental disclosures pursuant to the terms of the MOU. The supplemental disclosures were made available to Astoria’s shareholders on April 8, 2016 through a filing with the SEC by Astoria on a Current Report on Form 8-K.

The settlement contemplated by the MOU is subject to confirmatory discovery and customary conditions, including court approval following notice to Astoria’s stockholders. A hearing will be scheduled at which the Supreme Court of the State of New York will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims by stockholders of Astoria challenging any aspect of the Merger, the Merger Agreement, and any disclosure made in connection therewith, pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement. There can be no assurance that the court will approve the settlement contemplated by the MOU. If the court does not approve the settlement, or if the settlement is otherwise disallowed, the proposed settlement as contemplated by the MOU may be terminated. If the MOU is terminated, no assurance can be given at this time that the litigation against us will be resolved in our favor, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

14.    Impact of Accounting Standards and Interpretations

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, "Leases (Topic 842)", which requires lessees to recognize most leases, including operating leases, on-balance sheet via a right-to-use asset and lease liability. This will require many companies, to include more existing leases on-balance sheet. For banks, this could impact branch leases or other equipment leases. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within fiscal years. We are currently evaluating the impact of ASU 2016-02 on our accounting and have not yet concluded on the impact ASU 2016-02 will have on our financial condition, results of operations or cash flows.

In March 2016, the FASB, issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting,” which applies to all entities that issue share-based payment awards to their employees. The amendments involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments are part of FASB's Simplification Initiative, the stated objective of which is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in ASU 2016-09 for public business entities are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted for any entity in any interim or annual period and if so elected, adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact of ASU 2016-09 on our accounting and do not expect this guidance to have a significant impact on our financial condition, results of operations or cash flow.

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

Forward-looking statements are based on various assumptions and analyses made by us in light of our management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  These factors include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond our control;

•	increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment;

•	changes in deposit flows, loan demand or collateral values;

•	changes in accounting principles, policies or guidelines;

•	changes in general economic conditions, either nationally or locally in some or all areas in which we do business, or conditions in the real estate or securities markets or the banking industry;

•	legislative or regulatory changes, including the implementation of the Reform Act and any actions regarding foreclosures;

•	enhanced supervision and examination by the Office of the Comptroller of the Currency, the FRB and the Consumer Financial Protection Bureau;

•	effects of changes in existing U.S. government or government-sponsored mortgage programs;

•	our ability to successfully implement technological changes;

•	our ability to successfully consummate new business initiatives;

•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future;

•	our ability to implement enhanced risk management policies, procedures and controls commensurate with shifts in our business strategies and regulatory expectations;

•
the actual results of the proposed Merger could vary materially as a result of a number of factors, including the possibility that various closing conditions for the transaction may not be satisfied or waived, and the Merger Agreement could be terminated under certain circumstances;

•	the potential impact of the announcement of the proposed Merger on relationships with third parties, including customers, employees and competitors; and

•	delays in closing the Merger.

We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Executive Summary

The following overview should be read in conjunction with our MD&A in its entirety.

Astoria Financial Corporation is a Delaware corporation organized as the unitary savings and loan holding company of Astoria Bank.  As the premier Long Island community bank, Astoria Bank offers a wide range of financial services and solutions designed to meet customers’ personal, family and business banking needs.  Our goals are to enhance shareholder value while continuing to strengthen and expand our position as a more fully diversified, full service community bank. We focus on growing our core businesses of mortgage portfolio lending and deposit gathering while maintaining strong asset quality and controlling operating expenses. We continue to implement our strategies to diversify earning assets and to increase low cost NOW and demand deposit (checking), money market and and savings accounts, or core deposits. These strategies include a greater level of participation in the local multi-family and commercial real estate mortgage lending markets and expanding our array of business banking products and services, focusing on small and middle market businesses with an emphasis on attracting clients from larger competitors. Our physical presence consists presently of our branch network of 88 locations, plus our dedicated business banking office in midtown Manhattan.

We are impacted by both national and regional economic factors, with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut. Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging. Interest rates have been at or near historical lows, and despite the December 2015 action by the Federal Open Market Committee, or FOMC, to raise the federal funds interest rate by 25 basis points and the FOMC's economic projections implying several additional increases in 2016, the federal funds futures market appears to be discounting such actions. Long term interest rates have been volatile during the past year and sensitive to varied economic data, the uncertainty of the impact of the FOMC's first rate hike in almost a decade and the divergence in monetary policy of the FOMC and its global counterparts. The ten-year U.S. Treasury rate started 2015 at 2.17% and ended the year at 2.27%, while ranging between a low of 1.68% and a high of 2.50% and was 1.77% at the end of March 2016. The national unemployment rate was 5.0% for March 2016 and December 2015, and new job growth in 2016 has continued its slow pace. We believe market conditions remain favorable in the New York metropolitan area with respect to our multi-family mortgage loan origination activities.

Net income available to common shareholders for the three months ended March 31, 2016 decreased modestly compared to the three months ended March 31, 2015. This decrease was primarily attributable to decreases in net interest income and non-interest income, partially offset by an increase in the provision for loan losses credited to operations in the 2016 first quarter.

The provision for loan losses credited to operations for the three months ended March 31, 2016 totaled $3.1 million compared to a provision for loan losses credited to operations of $343,000 for the three months ended March 31, 2015. The allowance for loan losses totaled $94.2 million at March 31, 2016, compared to $98.0 million at December 31, 2015. The reduction in the allowance for loan losses at March 31, 2016 compared to December 31, 2015, and the provision credited to operations for the three months ended March 31, 2016, reflects the results of our quarterly review of the adequacy of the allowance for loan losses. Changes in the composition and size of our loan portfolio have resulted in reduced reserve needs in the 2016 first quarter. We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the continued improvement in our loan loss experience, as well as reductions in the balances of certain loan classes we believe bear higher risk, the quality of our loan originations and the contraction of the overall loan portfolio.

Net interest income for the three months ended March 31, 2016 decreased compared to the three months ended March 31, 2015. The decline was primarily due to a lower level of interest earning assets, principally in our residential mortgage loan portfolio, that was partly offset by an increase in our net interest margin.

Non-interest income decreased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to lower customer service fees. Non-interest expense decreased slightly for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 as decreases in other non-interest expense, advertising expense and federal deposit insurance premium were partially offset by an increase in compensation and fringe benefits expense.

Total assets declined during the three months ended March 31, 2016 primarily due to a decrease in total mortgage loans, partially offset by an increase in total securities. The decrease in mortgage loans was due to a decline in residential mortgage loans, partially offset by growth in our multi-family and commercial real estate mortgage loan portfolio, which represented 45% of our total loan portfolio at March 31, 2016, compared to 44% at December 31, 2015. The decline in our residential mortgage loan portfolio reflects an excess of loan repayments over originations and purchases during the 2016 first quarter.

While total deposits declined during the three months ended March 31, 2016 as a result of a decline in certificates of deposit, core deposits increased during the 2016 first quarter. At March 31, 2016, core deposits represented 80% of total deposits, up from 78% at December 31, 2015. Total deposits included $1.13 billion of business deposits at March 31, 2016, up $80.2 million from December 31, 2015, substantially all of which were core deposits.

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

The completion of the Merger is subject to customary conditions, including (1) adoption of the Merger Agreement by Astoria’s stockholders, (2) adoption of the Merger Agreement and approval of the NYCB charter amendment by NYCB’s stockholders, (3) authorization for listing on the NYSE of the shares of NYCB Common Stock to be issued in the Merger, (4) the receipt of required regulatory approvals, including the approval of the FRB, the FDIC, and the DFS, (5) effectiveness of the registration statement on Form S-4 for the NYCB Common Stock to be issued in the Merger, and (6) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. The registration statement on Form S-4 for the NYCB Common Stock to be issued in the Merger became effective on March 16, 2016, and special meetings of Astoria’s and NYCB’s respective stockholders were held on April 26, 2016, at which Astoria’s stockholders adopted the Merger Agreement and NYCB’s stockholders adopted the Merger Agreement and approved the NYCB charter amendment. In addition, all applications and notices necessary to obtain the regulatory approvals required to complete the Merger have been submitted or sent by Astoria or NYCB.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of our 2015 Annual Report on Form 10-K, as supplemented by this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR, judgments regarding goodwill and securities impairment and the estimates related to income taxes and our pension plans and other post-retirement benefits are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions and estimates about highly uncertain matters.  Actual results may differ from our assumptions, estimates and judgments.  The use of different assumptions, estimates and judgments could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section of our 2015 Annual Report on Form 10-K.

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

We analyze our historical loss experience over 12, 15, 18 and 24 month periods. The loss history used in calculating our quantitative allowance coverage percentages varies based on loan type. Also, for a particular loan type, we may not have sufficient loss history to develop a reasonable estimate of loss and in these instances we may consider our loss experience for other, similar loan types and may evaluate those losses over a longer period than two years. Additionally, multi-family and commercial real estate loss experience may be adjusted based on the composition of the losses (loan sales, short sales and partial charge-offs). Our evaluation of loss experience factors considers trends in such factors over the prior three years, as well as an estimate of the average amount of time from an event signaling the potential inability of a borrower to continue to pay as agreed to the point at which a loss is confirmed, for substantially all of the loan portfolio, with the exception of multi-family and commercial real estate mortgage loans originated after 2010, for which our evaluation includes predictive modeling techniques. These modeling techniques utilize data inputs for each loan in the portfolio, including credit facility terms and performance to date, property details and borrower financial performance data. The model also incorporates real estate market data from an established real estate market database company to forecast future performance of the properties, and includes a loan loss predictive model based on studies of defaulted commercial real estate loans. The model then generates a probability of default, loss given default and ultimately an estimated loss for each loan quarterly over the remaining life of the loan. The appropriate timeframe from which to assign an estimated loss percentage to the pool of loans is assessed by management. We update our historical loss analyses, as well as our predictive model, quarterly and evaluate the need to modify our quantitative allowances as a result of our updated charge-off and loss analyses.

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

Based on our evaluation of the composition and size of our loan portfolio, the levels and composition of delinquent and non-performing loans, our loss history, the housing and real estate markets and the current economic environment, we determined that an allowance for loan losses of $94.2 million was appropriate at March 31, 2016, compared to $98.0 million at December 31, 2015. The provision for loan losses credited to operations totaled $3.1 million for the three months ended March 31, 2016.

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

For additional information regarding our allowance for loan losses, see “Provision for Loan Losses Credited to Operations” and “Asset Quality” in this document and Part II, Item 7, “MD&A,” in our 2015 Annual Report on Form 10-K.

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

At March 31, 2016, our MSR had a carrying value of $9.9 million, net of a valuation allowance of $3.0 million, which approximated the estimated fair value based on expected future cash flows considering a weighted average discount rate of 9.96%, a weighted average constant prepayment rate on mortgages of 11.07% and a weighted average life of 5.8 years. At December 31, 2015, our MSR had a carrying value of $11.0 million, net of a valuation allowance of $2.2 million, which approximated the estimated fair value based on expected future cash flows considering a weighted average discount rate of 9.97%, a weighted average constant prepayment rate on mortgages of 10.47% and a weighted average life of 6.1 years.

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

At March 31, 2016, the carrying amount of our goodwill totaled $185.2 million. As of September 30, 2015, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

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

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer. GSE issuance mortgage-backed securities comprised 88% of our securities portfolio at March 31, 2016. Non-GSE issuance mortgage-backed securities at March 31, 2016 comprised less than 1% of our securities portfolio and had an amortized cost of $2.8 million, with 93% classified as available-for-sale and 7% classified as held-to-maturity. Our non-GSE issuance securities are primarily investment grade securities and have performed similarly to our GSE issuance securities. Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices. The balance of our securities portfolio is primarily comprised of debt securities issued by GSEs.

The fair value of our securities portfolio is primarily impacted by changes in interest rates. We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to hold the securities. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes. At March 31, 2016, we held 61 securities with an estimated fair value totaling $606.6 million which had an unrealized loss totaling $7.1 million. Of the securities in an unrealized loss position at March 31, 2016, $363.6 million, with an unrealized loss of $4.1 million, had been in a continuous unrealized loss position for 12 months or longer. At March 31, 2016, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

Income Taxes

Our provision for income tax expense is based on our income, statutory tax rates and other provisions of tax law applicable to us in various jurisdictions. We file income tax returns in the United States federal jurisdiction and in New York State and New York City jurisdictions, as well as various other state jurisdictions in which we do business. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws to our business activities, as well as the timing of when certain items may affect taxable income. Our interpretations may be subject to review during examination by taxing authorities and disputes may arise over our tax positions. We attempt to resolve these disputes during the tax examination and audit process and ultimately through the court systems when applicable. Changes to our income tax estimates can occur due to changes in tax rates, implementation of new business strategies, resolution of matters with taxing authorities regarding previously taken tax positions and newly enacted statutory, judicial and regulatory guidance. Such changes could affect the amount of our provision for income taxes and could be material to our financial condition or results of operations.

Our income tax expense consists of income taxes that are currently payable and deferred income taxes. We also maintain a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty and evaluate each of our tax positions and strategies to determine whether the reserve continues to be appropriate. Accruals of interest and penalties related to unrecognized tax benefits are recognized in income tax expense. Our current income tax expense approximates taxes to be paid or refunded for the current period. Our deferred income tax expense results from changes in our deferred tax assets and liabilities between periods. Deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and net operating loss carryforwards. We assess our deferred tax assets and establish a valuation allowance if realization of a deferred tax asset is not considered to be more likely than not. We evaluate the recoverability of these future tax deductions by assessing the adequacy of expected taxable income from all sources, including taxable income in carryback years, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of taxable income rely heavily on estimates and we use our historical experience and our short- and long-range business forecasts in making such estimates. We have recorded deferred tax assets, net of deferred tax liabilities and valuation allowances, of $98.6 million at March 31, 2016, compared to $101.5 million at December 31, 2015. We believe that our historical and future results of operations, and tax planning strategies which could be employed, will more likely than not generate sufficient taxable income to enable us to realize our net deferred tax assets. If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we would adjust our valuation allowances in the period that our change in judgment occurs and record a corresponding increase or charge to income.

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

For further information on the actuarial assumptions used for our pension benefits and other postretirement benefit plans, see Note 14 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2015 Annual Report on Form 10-K.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. Principal payments on loans and securities increased to $700.5 million for the three months ended March 31, 2016, compared to $680.2 million for the three months ended March 31, 2015, due primarily to the relative level of market interest rates and other factors.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $27.4 million for the three months ended March 31, 2016 and $28.8 million for the three months ended March 31, 2015. Deposits decreased $54.5 million during the three months ended March 31, 2016 and $97.9 million during the three months ended March 31, 2015, due to decreases in certificates of deposit, partially offset by increases in core deposits. During the three months ended March 31, 2016 and 2015, we continued to allow high cost certificates of deposit to run off. Total deposits included business deposits of $1.13 billion at March 31, 2016, an increase of $80.2 million since December 31, 2015. At March 31, 2016, core deposits represented 80% of total deposits, up from 78% at December 31, 2015. This reflects our continued efforts to reposition the liability mix of our balance sheet, reducing the balance of high cost certificates of deposit and increasing the balance of low cost core deposits. Net borrowings decreased $64.9 million during the three months ended March 31, 2016 and decreased $73.9 million during the three months ended March 31, 2015. The decrease in net borrowings for the three months ended March 31, 2016 and March 31, 2015 were due to a decrease in federal funds purchased, partially offset by an increase in FHLB-NY borrowings.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities. Gross mortgage loans originated and purchased for portfolio during the three months ended March 31, 2016 totaled $306.9 million, of which $217.4 million were multi-family and commercial real estate mortgage loan originations, $60.8 million were residential mortgage loan originations and $28.7 million were purchases of individual residential mortgage loans through our third party loan origination program. This compares to gross mortgage loans originated and purchased for portfolio during the three months ended March 31, 2015 totaling $400.4 million, of which $259.9 million were multi-family and commercial real estate mortgage loan originations, $91.2 million were residential mortgage loan originations and $49.3 million were residential mortgage loan purchases. Given the low interest rate environment, and consistent with our strategy to diversify our earning assets, we have focused on multi-family and commercial real estate mortgage lending and our business banking operations, with reduced emphasis on the origination and purchase of residential mortgage loans. Multi-family and commercial real estate mortgage loan originations declined for the three months ended March 31, 2016 compared to the three months ended 2015 despite our continued commitment to grow these portfolios, as we maintained our disciplined approach in this challenging lending environment. Purchases of securities totaled $354.4 million during the three months ended March 31, 2016 and $130.5 million during the three months ended March 31, 2015.

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

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks totaled $186.1 million at March 31, 2016 and $200.5 million at December 31, 2015. At March 31, 2016, we had $1.70 billion of borrowings with a weighted average interest rate of 0.81% maturing over the next 12 months. We have the flexibility to either repay or rollover these borrowings as they mature. Included in our borrowings are various obligations which, by their terms, may be called by the counterparty. At March 31, 2016, we had $1.95 billion of callable borrowings, of which $1.00 billion were contractually callable by the counterparty within the next 12 months and on a quarterly basis thereafter. We believe the potential for these borrowings to be called does not present a liquidity concern as they have above current market coupons and, as such, are not likely to be called absent a significant increase in market interest rates. In addition, to the extent such borrowings were to be called, we believe we can readily obtain replacement funding, although such funding may be at higher rates. At March 31, 2016, FHLB-NY advances totaled $2.20 billion, or 56% of total borrowings. We do not believe any of our borrowing counterparty concentrations represent a material risk to our liquidity. In addition, we had $765.0 million of certificates of deposit at March 31, 2016 with a weighted average interest rate of 0.68% maturing over the next 12 months. We believe we have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average interest rates at March 31, 2016.

	Borrowings			Certificates of Deposit
			Weighted Average Rate		Weighted Average Rate

(Dollars in Millions)	Amount			Amount
Contractual Maturity:
12 months or less	$1,700		0.81%	$765	0.68%
13 to 36 months	650	(1)	4.03	520	1.05
37 to 60 months	1,550	(2)	3.58	511	1.53
Over 60 months	—		—	1	1.75
Total	$3,900		2.45%	$1,797	1.03%

(1)	Includes $400.0 million of borrowings, with a weighted average interest rate of 3.43%, which are callable by the counterparty within the next 3 months and on a quarterly basis thereafter.

(2)
Includes $600.0 million of borrowings, with a weighted average interest rate of 3.74%, which are callable by the counterparty within the next 12 months and on a quarterly basis thereafter, and $950.0 million of borrowings, with a weighted average interest rate of 3.47%, which are callable by the counterparty in 2017.

Through the Federal Reserve Bank of New York discount window we have the ability to borrow additional funds should the need arise on a short-term basis, primarily overnight. Our borrowing capacity through the discount window totaled approximately $521.2 million at March 31, 2016. In order to have the ability to borrow through the discount window, the Federal Reserve Bank of New York requires that collateral is pledged. In accordance with such requirements, at March 31, 2016 we had pledged as collateral with the Federal Reserve Bank of New York securities with an amortized cost of $167.7 million and commercial real estate mortgage loans with an unpaid principal balance of $899.9 million. We view the discount window as a secondary source of liquidity and, during the three months ended March 31, 2016, we did not utilize this source.

Through its membership in the FHLB-NY, the Bank has access to borrowings on an overnight and term basis to the extent that it has qualifying collateral in place at the FHLB-NY. At March 31, 2016, the Bank had residential mortgage loans pledged to the FHLB-NY sufficient to support additional borrowings of approximately $2.28 billion.

The Bank also has the ability to use its portfolio of unencumbered investment securities available for sale and held to maturity as collateral for borrowings from the Federal Reserve Bank of New York, the FHLB-NY and repurchase agreement counterparties. At March 31, 2016, the Bank had approximately $1.47 billion (amortized cost) of investment securities available to be pledged to support borrowings.

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

We have registered 1,500,000 shares of our common stock under the Securities Act for offer and sale from time to time pursuant to the Astoria Financial Corporation Dividend Reinvestment and Stock Purchase Plan, or the Stock Purchase Plan, which allows our shareholders to automatically reinvest the cash dividend paid on all or a portion of their shares of our common stock into additional shares of our common stock and make optional cash purchases, up to $10,000 per month, of additional shares of our common stock, unless we grant a waiver permitting a higher amount of optional cash purchases. Shares of common stock may be purchased either directly from us from authorized but unissued shares or from treasury shares, or on the open market. During the three months ended March 31, 2016, 2,710 shares of our common stock were purchased pursuant to the dividend reinvestment provisions of the Stock Purchase Plan directly from us from treasury shares for net proceeds totaling $41,000.

Astoria Financial Corporation’s primary uses of funds include payment of dividends on common and preferred stock and payment of interest on its debt obligations. During the three months ended March 31, 2016, Astoria Financial Corporation paid dividends on common and preferred stock totaling $6.2 million. On March 17, 2016, our Board of Directors declared a quarterly cash dividend on the Series C Preferred Stock aggregating $2.2 million, or $16.25 per share, for the quarterly period from January 15, 2016 through and including April 14, 2016, which was paid on April 15, 2016 to stockholders of record as of March 31, 2016. On April 21, 2016, our Board of Directors declared a quarterly cash dividend of $0.04 per share on shares of our common stock payable on May 17, 2016 to stockholders of record as of May 6, 2016.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Bank. Astoria Bank paid dividends to Astoria Financial Corporation totaling $18.7 million during the three months ended March 31, 2016. Since Astoria Bank is a federally chartered savings association, there are regulatory limits on its ability to make distributions to Astoria Financial Corporation. See Part I, Item 1, “Business - Regulation and Supervision - Limitations on Capital Distributions,” in our 2015 Annual Report on Form 10-K for further discussion of limitations on capital distributions from Astoria Bank. In addition, pursuant to the terms of the Merger Agreement, we may not pay quarterly cash dividends in excess of $0.04 per share of our common stock or repurchase shares of our common stock without the consent of NYCB. NYCB has agreed not to unreasonably withhold any such consent.

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At March 31, 2016, our tangible common equity ratio, which represents common stockholders’ equity less goodwill divided by total assets less goodwill, was 9.21%. Pursuant to the Reform Act, in July 2013, the Agencies issued Final Capital Rules that subjected many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements effective January 1, 2015. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards. For a more detailed description of these rules, see Part I, Item 1, “Business - Regulation and Supervision - Capital Requirements,” in our 2015 Annual Report on Form 10-K. At March 31, 2016, the capital levels of both Astoria Financial Corporation and Astoria Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes and above the minimum levels required to satisfy the newly applicable capital Conservation Buffer imposed pursuant to the Reform Act.

At March 31, 2016, Astoria Financial Corporation's Tier 1 leverage capital ratio was 10.3532%, Common equity tier 1 risk-based capital ratio was 16.4815%, Tier 1 risk-based capital ratio was 17.9267% and Total risk-based capital ratio was 19.0376%, and Astoria Bank’s Tier 1 leverage capital ratio was 11.3726%, Common equity tier 1 risk-based and Tier 1 risk-based capital ratios were 19.6041% and Total risk-based capital ratio was 20.7180%. For additional information on the regulatory capital ratios of Astoria Financial Corporation and Astoria Bank at March 31, 2016, see Note 11 of Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, "Financial Statements (Unaudited)."

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  We also have commitments to fund loans held-for-sale and commitments to sell loans in connection with our mortgage banking activities which are considered derivative financial instruments.  Commitments to sell loans totaled $23.5 million at March 31, 2016.  The fair values of our mortgage banking derivative financial instruments are immaterial to our financial condition and results of operations.

The following table details our contractual obligations at March 31, 2016.

	Payments Due by Period
(In Thousands)	Total	Less than One Year	Over One to Three Years	Over Three to Five Years	More than Five Years
On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$3,900,000	$1,700,000	$650,000	$1,550,000	$—
Off-balance sheet contractual obligations: (1)
Commitments to originate and purchase loans (2)	430,844	430,844	—	—	—
Commitments to fund unused lines of credit (3)	188,512	188,512	—	—	—
Total	$4,519,356	$2,319,356	$650,000	$1,550,000	$—

(1)	Excludes contractual obligations related to operating lease commitments which have not changed significantly since December 31, 2015.

(2)	Includes commitments to originate loans held-for-sale of $18.0 million.

(3)	Includes commitments to fund commercial and industrial lines of credit of $110.2 million, home equity lines of credit of $44.6 million, and other consumer lines of credit of $33.7 million.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions which have not changed significantly from December 31, 2015 and are not included in the table above as the amounts and timing of their resolution cannot be estimated.  For further information regarding these liabilities, see Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” in our 2015 Annual Report on Form 10-K.  Similarly, we have an obligation related to our investments in affordable housing limited partnerships totaling $12.8 million at March 31, 2016 which is not included in the table above as the timing of funding installments, which are due on an "as needed" basis, currently projected over the next three years, cannot be estimated. We also have contingent liabilities related to assets sold with recourse and standby letters of credit which have not changed significantly from December 31, 2015.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “MD&A,” in our 2015 Annual Report on Form 10-K.

Comparison of Financial Condition as of March 31, 2016 and December 31, 2015 and Operating Results for the Three Months Ended March 31, 2016 and 2015

Financial Condition

Total assets declined $52.7 million to $15.02 billion at March 31, 2016, from $15.08 billion at December 31, 2015, primarily attributable to a net decline in our loan portfolio, partially offset by an increase in our securities portfolio. Loans receivable decreased $148.0 million to $11.01 billion at March 31, 2016, from $11.15 billion at December 31, 2015, and represented 73% of total assets at March 31, 2016. The decline in our mortgage loan portfolio reflects repayments of $455.2 million which were in excess of originations and purchases of $306.9 million during the three months ended March 31, 2016.

Our residential mortgage loan portfolio decreased $194.9 million to $5.82 billion at March 31, 2016, from $6.02 billion at December 31, 2015, and represented 53% of our total loan portfolio at March 31, 2016. Residential mortgage loan repayments continued to outpace our origination and purchase volume during the three months ended March 31, 2016, reflecting the reduced interest rate environment that has prevailed for a significant portion of 2015 and into 2016 and our reduced emphasis on the origination and purchase of residential mortgage loans for portfolio. Residential mortgage loan originations and purchases for portfolio totaled $89.5 million during the three months ended March 31, 2016, of which $60.8 million were originations and $28.7 million were purchases. During the three months ended March 31, 2016, the loan-to-value ratio of our residential mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 59% and the loan amount averaged approximately $543,000.

Our multi-family mortgage loan portfolio increased $54.3 million and totaled $4.08 billion at March 31, 2016, from $4.02 billion at December 31, 2015, and represented 38% of our total loan portfolio at March 31, 2016. Our commercial real estate mortgage loan portfolio decreased $8.6 million to $810.9 million at March 31, 2016 compared to $819.5 million at December 31, 2015 and represented 7% of our total loan portfolio at March 31, 2016. Multi-family and commercial real estate loan originations totaled $217.4 million during the three months ended March 31, 2016. Our levels of originations reflect our continued commitment to grow these portfolios while maintaining our disciplined approach. During the three months ended March 31, 2016, our multi-family and commercial real estate mortgage loan originations reflected loan balances averaging approximately $2.7 million with a weighted average loan-to-value ratio, at the time of origination, of approximately 42% and a weighted average debt service coverage ratio of approximately 1.41.

Our securities portfolio increased $118.8 million to $2.83 billion at March 31, 2016 compared to $2.71 billion at December 31, 2015 and represented 19% of total assets at March 31, 2016. Purchases totaling $354.4 million were in excess of repayments of $217.6 million and sales of $23.0 million during the three months ended March 31, 2016. At March 31, 2016, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost of $2.22 billion, a weighted average current coupon of 2.77%, a weighted average collateral coupon of 4.04% and a weighted average life of 3.9 years.

Total liabilities declined $71.0 million to $13.34 billion at March 31, 2016, from $13.41 billion at December 31, 2015, primarily due to declines in deposits and borrowings, net. Deposits totaled $9.05 billion at March 31, 2016, or 68% of total liabilities, a decline of $54.5 million compared to $9.11 billion at December 31, 2015. While total deposits declined, primarily as a result of a decrease of $197.1 million in certificates of deposit, core deposits increased $142.6 million. At March 31, 2016, core deposits totaled $7.25 billion and represented 80% of total deposits, up from 78% at December 31, 2015. This reflects our efforts to reposition the liability mix of our balance sheet. The net increase in core deposits at March 31, 2016, compared to December 31, 2015, primarily reflected an increase of $74.9 million in money market accounts to $2.64 billion and an increase of $68.8 million in NOW and demand deposit accounts to $2.48 billion at March 31, 2016. The net increase in core deposits during the three months ended March 31, 2016 reflects our efforts to grow our core deposits, including our efforts to expand our business banking customer base, as well as customers' preference for the liquidity these types of deposits provide.

Total borrowings, net, decreased $64.9 million to $3.90 billion at March 31, 2016, from $3.96 billion at December 31, 2015. The decrease in borrowings was due to a decrease of $80.0 million in federal funds purchased, partially offset by a $15.0 million increase in FHLB-NY advances.

Stockholders' equity increased $18.4 million to $1.68 billion at March 31, 2016, from $1.66 billion at December 31, 2015. The increase in stockholders’ equity was primarily due to net income of $18.6 million, a decrease in accumulated other comprehensive loss of $4.4 million, stock-based compensation of $1.6 million and sale of treasury stock of $41,000, partially offset by dividends on common and preferred stock totaling $6.2 million.

Results of Operations

General

Net income available to common shareholders for the three months ended March 31, 2016 decreased $742,000 to $16.4 million, or $0.16 diluted EPS, compared to $17.1 million, or $0.17 diluted EPS, for the three months ended March 31, 2015. The decrease in net income available to common shareholders for the 2016 first quarter compared to the 2015 first quarter was due to decreases in net interest income and non-interest income, partially offset by an increase in the provision for loan losses credited to operations.

Return on average common stockholders’ equity decreased to 4.25% for the three months ended March 31, 2016, compared to 4.69% for the three months ended March 31, 2015. Return on average tangible common stockholders’ equity, which represents average common stockholders’ equity less average goodwill, decreased to 4.82% for the three months ended March 31, 2016, compared to 5.37% for the three months ended March 31, 2015. The decreases in the returns on average common stockholders’ equity and average tangible common stockholders’ equity were due to the decrease in net income available to common shareholders, coupled with the increase in average common stockholders’ equity for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Return on average assets decreased to 0.49% for the three months ended March 31, 2016, compared to 0.50% for the three months ended March 31, 2015, reflecting the decrease in net income, partially offset by a reduction in average assets, for the 2016 first quarter, compared to the 2015 first quarter.

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

Net interest income decreased $2.4 million to $83.3 million for the three months ended March 31, 2016, compared to $85.7 million for the three months ended March 31, 2015, reflecting an overall decrease in our balance sheet, partially offset by an increase in the net interest margin. The net interest rate spread increased two basis points to 2.28% for the three months ended March 31, 2016, from 2.26% for the three months ended March 31, 2015. The net interest margin increased two basis points to 2.36% for the three months ended March 31, 2016, from 2.34% for the three months ended March 31, 2015. The decrease in net interest income for the 2016 first quarter, compared to the 2015 first quarter, reflected a decline in interest income, partially offset by a decline in interest expense. The decrease in interest income for the 2016 first quarter, compared to the 2015 first quarter, reflected a significant decline in the average balance of our residential mortgage loan portfolio as well as a decline in the average yield of multi-family and commercial real estate mortgage loans, partially offset by an increase in the average balances of mortgage-backed and other securities. The decrease in interest expense for the 2016 first quarter, compared to the same period a year ago, was primarily due to a decline in the average balance and average cost of our certificates of deposit, coupled with a decrease in the average balance of borrowings, partially offset by an increase in the average cost of borrowings. The average balance of net interest-earning assets increased $61.7 million to $1.14 billion for the three months ended March 31, 2016, from $1.08 billion for the three months ended March 31, 2015.

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

	For the Three Months Ended March 31,
	2016			2015
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
			(Annualized)			(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$5,961,860	$47,375	3.18%	$6,817,565	$53,962	3.17%
Multi-family and commercial real estate	4,878,436	46,805	3.84	4,832,043	47,492	3.93
Consumer and other loans (1)	253,518	2,372	3.74	255,392	2,190	3.43
Total loans	11,093,814	96,552	3.48	11,905,000	103,644	3.48
Mortgage-backed and other securities (2)	2,729,321	16,904	2.48	2,504,112	15,070	2.41
Interest-earning cash accounts	162,233	120	0.30	130,744	89	0.27
FHLB-NY stock	132,896	1,421	4.28	144,495	1,522	4.21
Total interest-earning assets	14,118,264	114,997	3.26	14,684,351	120,325	3.28
Goodwill	185,151			185,151
Other non-interest-earning assets	743,391			721,508
Total assets	$15,046,806			$15,591,010

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW and demand deposit (3)	$2,375,285	$195	0.03	$2,208,170	$189	0.03
Money market	2,608,009	1,765	0.27	2,378,929	1,555	0.26
Savings	2,125,860	265	0.05	2,230,405	275	0.05
Total core deposits	7,109,154	2,225	0.13	6,817,504	2,019	0.12
Certificates of deposit	1,904,346	5,237	1.10	2,550,291	8,710	1.37
Total deposits	9,013,500	7,462	0.33	9,367,795	10,729	0.46
Borrowings	3,962,709	24,283	2.45	4,236,228	23,875	2.25
Total interest-bearing liabilities	12,976,209	31,745	0.98	13,604,023	34,604	1.02
Non-interest-bearing liabilities	398,179			397,005
Total liabilities	13,374,388			14,001,028
Stockholders’ equity	1,672,418			1,589,982
Total liabilities and stockholders’ equity	$15,046,806			$15,591,010

Net interest income/ net interest rate spread (4)		$83,252	2.28%		$85,721	2.26%

Net interest-earning assets/ net interest margin (5)	$1,142,055		2.36%	$1,080,328		2.34%

Ratio of interest-earning assets to interest-bearing liabilities	1.09 x			1.08 x
__________________________________

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)
NOW and demand deposit accounts include non-interest bearing accounts with an average balance of $1.00 billion for the three months ending March 31, 2016 and $883.4 million for the three months ended March 31, 2015.

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

	Increase (Decrease) for the Three Months ended March 31, 2016 Compared to the Three Months ended March 31, 2015
(In Thousands)	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
Residential	$(6,758)	$171	$(6,587)
Multi-family and commercial real estate	439	(1,126)	(687)
Consumer and other loans	(16)	198	182
Mortgage-backed and other securities	1,386	448	1,834
Interest-earning cash accounts	21	10	31
FHLB-NY stock	(125)	24	(101)
Total	(5,053)	(275)	(5,328)
Interest-bearing liabilities:
NOW and demand deposit	6	—	6
Money market	150	60	210
Savings	(10)	—	(10)
Certificates of deposit	(1,953)	(1,520)	(3,473)
Borrowings	(1,082)	1,490	408
Total	(2,889)	30	(2,859)
Net change in net interest income	$(2,164)	$(305)	$(2,469)

Interest Income

Interest income decreased $5.3 million to $115.0 million for the three months ended March 31, 2016, from $120.3 million for the three months ended March 31, 2015, due to a decrease of $566.1 million in the average balance of interest-earning assets to $14.12 billion for the three months ended March 31, 2016, from $14.68 billion for the three months ended March 31, 2015, coupled with a decrease in the average yield on interest-earning assets to 3.26% for the three months ended March 31, 2016, from 3.28% for the three months ended March 31, 2015. The decrease in the average balance of interest-earning assets was primarily due to a significant decline in the average balance of residential mortgage loans, partially offset by increases in the average balances of mortgage-backed and other securities and multi-family and commercial real estate mortgage loans. The decrease in the average yield on interest-earning assets was primarily due to a lower average yield on multi-family and commercial real estate mortgage loans.

Interest income on residential mortgage loans decreased $6.6 million to $47.4 million for the three months ended March 31, 2016, from $54.0 million for the three months ended March 31, 2015, due to a decrease of $855.7 million in the average balance to $5.96 billion for the three months ended March 31, 2016, from $6.82 billion for the three months ended March 31, 2015, partially offset by a slight increase in the average yield to 3.18% for the three months ended March 31, 2016, from 3.17% for the three months ended March 31,

2015. The decrease in the average balance of residential mortgage loans reflected the continued decline of this portfolio as repayments outpaced our originations over the past year. The increase in the average yield was primarily due to the impact of the upward repricing of our ARM loans, reflecting slightly higher short-term market interest rates, and the decrease in net premium and deferred loan origination cost amortization to $2.1 million for the three months ended March 31, 2016, from $2.6 million for the three months ended March 31, 2015, offset by new originations at lower interest rates than the interest rates on loans repaid over the past year.

Interest income on multi-family and commercial real estate mortgage loans decreased $687,000 to $46.8 million for the three months ended March 31, 2016, from $47.5 million for the three months ended March 31, 2015, due to a decrease in the average yield to 3.84% for the three months ended March 31, 2016, from 3.93% for the three months ended March 31, 2015, partially offset by an increase of $46.4 million in the average balance to $4.88 billion for the three months ended March 31, 2016, from $4.83 billion for the three months ended March 31, 2015. The increase in the average balance of multi-family and commercial real estate loans was attributable to originations of such loans which exceeded repayments over the past year. The decrease in the average yield was primarily due to new originations at interest rates below the weighted average interest rate of the portfolio as well as the interest rates on loans repaid and lower prepayment penalties collected in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Prepayment penalties decreased to $2.0 million for the three months ended March 31, 2016, compared to $2.2 million for the three months ended March 31, 2015.

Interest income on mortgage-backed and other securities increased $1.8 million to $16.9 million for the three months ended March 31, 2016, from $15.1 million for the three months ended March 31, 2015, primarily due to an increase of $225.2 million in the average balance of the portfolio to $2.73 billion for the three months ended March 31, 2016, from $2.50 billion for the three months ended March 31, 2015, reflecting securities purchases over the past year in excess of repayments and sales.

Interest Expense

Interest expense decreased $2.9 million to $31.7 million for the three months ended March 31, 2016, from $34.6 million for the three months ended March 31, 2015, due to a decrease of $627.8 million in the average balance of interest-bearing liabilities to $12.98 billion for the three months ended March 31, 2016, from $13.60 billion for the three months ended March 31, 2015, coupled with a decrease in the average cost of interest-bearing liabilities to 0.98% for the three months ended March 31, 2016, from 1.02% for the three months ended March 31, 2015. The decrease in the average balance of interest-bearing liabilities is primarily due to the decrease in the average balance of certificates of deposit and borrowings. The decrease in the average cost of interest-bearing liabilities primarily reflected decreases in the average cost of certificates of deposit, partially offset by an increase in the average cost of borrowings.

Interest expense on total deposits decreased $3.2 million to $7.5 million for the three months ended March 31, 2016, from $10.7 million for the three months ended March 31, 2015, due to a decrease of $354.3 million in the average balance of total deposits to $9.01 billion for the three months ended March 31, 2016, from $9.37 billion for the three months ended March 31, 2015, coupled with a decrease in the average cost to 0.33% for the three months ended March 31, 2016, from 0.46% for the three months ended March 31, 2015. The decreases in the average balance and average cost of total deposits was primarily due to decreases in the average balance and average cost of certificates of deposit, partially offset by an increase in the average balance of money market accounts. The decrease in the average balance of certificates of deposit and the increase in the average balance of money market accounts were reflective of our efforts to reposition the liability mix of our balance sheet to increase our core deposits and reduce certificates of deposit.

Interest expense on certificates of deposit decreased $3.5 million to $5.2 million for the three months ended March 31, 2016, from $8.7 million for the three months ended March 31, 2015, due to a decrease of $645.9 million in the average balance, coupled with a decrease in the average cost to 1.10% for the three months ended March 31, 2016, from 1.37% for the three months ended March 31, 2015. The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher interest rates maturing and being replaced at lower interest rates. During the three months ended March 31, 2016, $464.0 million of certificates of deposit, with a weighted average interest rate of 1.25% and a weighted average maturity at inception of 32 months, matured and $261.7 million of certificates of deposit were issued or repriced, with a weighted average interest rate of 0.43% and a weighted average maturity at inception of 20 months.

Interest expense on borrowings increased $408,000 to $24.3 million for the three months ended March 31, 2016, from $23.9 million for the three months ended March 31, 2015, due to an increase in the average cost to 2.45% for the three months ended March 31, 2016, from 2.25% for the three months ended March 31, 2015, partially offset by a decrease of $273.5 million in the average balance to $3.96 billion for the three months ended March 31, 2016, from $4.24 billion for the three months ended March 31, 2015. The increase in the average cost of borrowings for the 2016 first quarter compared to the 2015 first quarter was primarily due to an increase in short term interest rates, resulting from the increase in the federal funds rate in December 2015.

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

We recorded a provision for loan losses credited to operations of $3.1 million for the three months ended March 31, 2016, compared to a provision for loan losses credited to operations of $343,000 for the three months ended March 31, 2015. We had net loan charge-offs of $673,000 for the three months ended March 31, 2016, compared to net loan charge-offs of $757,000 for the three months ended March 31, 2015. Given the overall decline in our loan portfolio from December 31, 2015, coupled with reduced losses reflected through net charge-offs, our allowance for loan losses decreased to $94.2 million at March 31, 2016, representing 0.86% of total loans, compared to $98.0 million, or 0.88% of total loans, at December 31, 2015. We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the continued improvement in our loan loss experience, as well as reductions in the balances of certain loan classes we believe bear higher risk, such as residential interest-only loans, residential mortgage loans originated prior to 2008 and multi-family and commercial real estate mortgage loans originated prior to 2011, the quality of our loan originations and the contraction of the overall loan portfolio.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality” and Note 4 of Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, “Financial Statements (Unaudited).”

Non-Interest Income

Non-interest income decreased $1.5 million to $11.4 million for the three months ended March 31, 2016, from $12.9 million for the three months ended March 31, 2015, primarily due to decreases in customer service fees and mortgage banking (loss) income, net.

Customer service fees decreased $1.2 million to $7.0 million for the three months ended March 31, 2016, from $8.2 million for the three months ended March 31, 2015, primarily due to the discontinuation of one of our deposit programs in the middle of the third quarter of 2015 and lower commissions on sales of annuity and insurance products and checking account charges, including overdraft charges.

Mortgage banking (loss) income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR valuation, decreased $364,000 to net loss of $37,000 for the three months ended March 31, 2016, from net income of $327,000 for the three months ended March 31, 2015. This decrease was primarily due to a higher provision for the MSR valuation in the 2016 first quarter compared to the 2015 first quarter. The provision recorded in 2016 was reflective of a decrease in the weighted average discount rate along with a decrease in the estimated weighted average life of the servicing portfolio, partially offset by an increase in the weighted average constant prepayment rate on mortgages at March 31, 2016, compared to December 31, 2015, primarily attributable to the decrease in the U.S. Treasury rates in the 2016 first quarter.

Non-Interest Expense

Non-interest expense decreased $590,000 to $69.5 million for the three months ended March 31, 2016, from $70.1 million for the three months ended March 31, 2015, reflecting decreases in other non-interest expense, advertising expense and federal deposit insurance premium expense, which were largely offset by an increase in compensation and benefits expense. Our percentage of general and administrative expense to average assets, annualized, was 1.85% for the three months ended March 31, 2016, compared to 1.80% for the three months ended March 31, 2015.

Compensation and benefits expense increased $2.0 million to $38.3 million for the three months ended March 31, 2016, from $36.3 million for the three months ended March 31, 2015, reflective, in part, of growth in our business banking and certain risk management and systems departments. The increases included higher salaries, pension and other postretirement benefit costs and employer matching contributions for the 401(k) plan for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Net periodic cost for our defined benefit pension plans and other postretirement benefit plan totaled $927,000 for the three months ended March 31, 2016, compared to a net periodic cost of $426,000 for the three months ended March 31, 2015. This increase was primarily attributable to an increase in recognized net actuarial loss.

Federal deposit insurance premium expense decreased $671,000 to $3.5 million for the three months ended March 31, 2016, compared to $4.2 million for the three months ended March 31, 2015, primarily due to a reduction in our assessment rate. Advertising expense decreased $811,000 to $1.5 million for the three months ended March 31, 2016, compared to $2.3 million for the three months ended March 31, 2015. Other non-interest expense decreased $813,000 to $6.9 million for the three months ended March 31, 2016, compared to $7.7 million for the three months ended March 31, 2015, primarily due to a decline in other REO related expenses, checking account expense related to the customer value program discontinued in 2015, and consulting fees expense.

Income Tax Expense

For the three months ended March 31, 2016, income tax expense totaled $9.7 million, representing an effective tax rate of 34.3%. This compares to income tax expense of $9.6 million for the three months ended March 31, 2015, representing an effective tax rate of 33.2%.

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

As a result of our continuing efforts to reposition the asset mix of our balance sheet, we have experienced increases in our multi-family and commercial real estate mortgage loan portfolio and declines in our residential mortgage loan portfolio over the past few years. Our multi-family mortgage loan portfolio increased to represent 38% of our total loan portfolio at March 31, 2016, compared to 36% at December 31, 2015. In contrast, our residential mortgage loan portfolio decreased to represent 53% of our total loan portfolio at March 31, 2016, compared to 54% at December 31, 2015. At March 31, 2016 and December 31, 2015, our commercial real estate mortgage loan portfolio represented 7% of our total loan portfolio and the remaining 2% of our total loan portfolio was comprised of consumer and other loans.

We continue to adhere to prudent underwriting standards.  We underwrite our residential mortgage loans primarily based upon our evaluation of the borrower’s ability to pay.  We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.  Additionally, we do not originate one-year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  Interest-only loans in our portfolio require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term. During the 2010 third quarter, we stopped offering interest-only loans.  At March 31, 2016, $1.41 billion of residential mortgage loans originated in prior years as interest-only loans were included in our portfolio of amortizing residential mortgage loans as a result of a refinance with us or through the conversion to amortizing loans at the end of their initial interest-only period, of which $115.7 million were refinanced or converted to amortizing loans during the three months ended March 31, 2016. Non-performing amortizing residential mortgage loans at March 31, 2016 included $70.1 million of loans originated as interest-only loans that are amortizing as a result of a refinance with us or through the conversion to amortizing at the end of their initial interest-only period. Reduced documentation loans in our portfolio are comprised primarily of SIFA (stated income, full asset) loans.  To a lesser extent, reduced documentation loans in our portfolio also include SISA (stated income, stated asset) loans.  During the 2007 fourth quarter, we stopped offering reduced documentation loans.

The following table provides further details on the composition of our residential mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At March 31, 2016		At December 31, 2015
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Residential mortgage loans:
Full documentation interest-only (1)	$380,872	6.54%	$432,288	7.19%
Full documentation amortizing	4,587,250	78.82	4,697,966	78.10
Reduced documentation interest-only (1)(2)	235,711	4.05	303,231	5.04
Reduced documentation amortizing (2)	616,672	10.59	581,930	9.67
Total residential mortgage loans	$5,820,505	100.00%	$6,015,415	100.00%

(1)
Includes interest-only hybrid ARM loans originated prior to 2007 which were underwritten at the initial note rate, which may have been a discounted rate, totaling $282.1 million at March 31, 2016 and $388.0 million at December 31, 2015.

(2)	Includes SISA loans totaling $130.2 million at March 31, 2016 and $135.7 million at December 31, 2015.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At March 31, 2016	At December 31, 2015
Non-performing loans (1) (2):
Mortgage loans:
Residential	$130,779	$120,336
Multi-family	8,360	6,833
Commercial real estate	4,914	3,939
Consumer and other loans	6,169	7,108
Total non-performing loans	150,222	138,216
REO, net (3)	12,691	19,798
Total non-performing assets	$162,913	$158,014
Non-performing loans to total loans	1.37%	1.24%
Non-performing loans to total assets	1.00	0.92
Non-performing assets to total assets	1.08	1.05
Allowance for loan losses to non-performing loans	62.71	70.90
Allowance for loan losses to total loans	0.86	0.88
_______________________________________________

(1)
Non-performing loans, substantially all of which are non-accrual loans, included loans modified in a TDR totaling $59.2 million at March 31, 2016 and $61.0 million at December 31, 2015. Non-performing loans exclude loans held-for-sale and loans which have been modified in a TDR that have been returned to accrual status.

(2)
Includes mortgage loans 90 days or more past due, primarily as to their maturity date but not their interest due, and still accruing interest totaling $3.2 million at March 31, 2016 and $332,000 at December 31, 2015.

(3)
At March 31, 2016, REO, all of which were residential properties, is net of a valuation allowance of $889,500. At December 31, 2015, REO is net of a valuation allowance of $1.3 million and included residential properties with a carrying value of $17.8 million.

Total non-performing assets increased $4.9 million to $162.9 million at March 31, 2016 compared to $158.0 million at December 31, 2015, due to an increase in non-performing loans, partially offset by a decrease in REO, net. The ratio of non-performing assets to total assets increased to 1.08% at March 31, 2016, compared to 1.05% at December 31, 2015, primarily due to the increase in non-performing assets.

Non-performing loans, which are comprised primarily of mortgage loans and exclude loans held-for-sale, increased $12.0 million to $150.2 million at March 31, 2016, compared to $138.2 million at December 31, 2015. The ratio of non-performing loans to total loans was 1.37% at March 31, 2016, compared to 1.24% at December 31, 2015. The increase in non-performing loans at March 31, 2016 compared to December 31, 2015 was primarily attributable to an increase in non-performing residential mortgage loans, comprised primarily of loans recently converted from interest-only to amortizing, as well as, to a lesser degree, an increase in non-performing multi-family and commercial real estate mortgage loans. The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages related to our non-performing loans are generally higher than the allowance coverage percentages related to our performing loans. In evaluating our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral. REO, net, decreased $7.1 million to $12.7 million at March 31, 2016, compared to $19.8 million at December 31, 2015, reflecting an excess of the volume of REO sold over the volume of loans that shifted from non-performing delinquent loans to REO through the completion of the foreclosure process during the three months ended March 31, 2016.

We may agree, in certain instances, to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR.  Modifications as a result of a TDR may include, but are not limited to, interest rate modifications, payment deferrals, restructuring of payments to interest-only from amortizing and/or extensions of maturity dates.  Modifications which result in insignificant payment delays and payment shortfalls are generally not classified as a TDR. Residential mortgage loans discharged in a Chapter 7 bankruptcy filing are also reported as loans modified in a TDR as relief granted by a court is also viewed as a concession to the borrower in the loan agreement.  Loans modified in a TDR are individually classified as impaired and are initially placed on non-accrual status regardless of their delinquency status and reported as non-performing loans.  Loans modified in a TDR which are included in non-performing loans totaled $59.2 million at March 31, 2016 and $61.0 million at December 31, 2015, of which $42.4 million at March 31, 2016 and $47.6 million at December 31, 2015 were current or less than 90 days past due. Loans modified in a TDR remain as non-performing loans in non-accrual status until we determine that future collection of principal and interest is reasonably assured.  Where we have agreed to modify the contractual terms of a borrower’s loan, we require the borrower to demonstrate performance according to the restructured terms, generally for a period of at least six months, prior to returning the loan to accrual status.  Loans modified in a TDR which have been returned to accrual status are excluded from non-performing loans, but remain classified as impaired.  Restructured accruing loans totaled $95.9 million at March 31, 2016 and $101.8 million at December 31, 2015.

We discontinue accruing interest on loans when they become 90 days past due as to their payment due date and at the time a loan is deemed a TDR.  We may also discontinue accruing interest on certain other loans because of deterioration in financial or other conditions of the borrower.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and, presuming we deem the remaining recorded investment in the loan to be fully collectible, income is recognized only to the extent cash is received until a return to accrual status is warranted.  In some circumstances, we may continue to accrue interest on mortgage loans 90 days or more past due, primarily as to their maturity date but not their interest due.  In other cases, we may defer recognition of income until the principal balance has been recovered.  If all non-accrual loans at March 31, 2016 and 2015 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $1.5 million for the three months ended March 31, 2016 and $1.3 million for the three months ended March 31, 2015.  Actual payments recorded as interest income, with respect to such loans, totaled $607,000 for both the three months ended March 31, 2016 and and $691,000 for the three months ended March 31, 2015.

In addition to non-performing loans, we had $117.1 million of potential problem loans at March 31, 2016, including $75.1 million of residential mortgage loans and $41.8 million of multi-family and commercial real estate mortgage loans, compared to $131.5 million of potential problem loans at December 31, 2015, including $80.1 million of residential mortgage loans and $50.9 million of multi-family and commercial real estate mortgage loans. Such loans include loans 60-89 days past due and accruing interest and certain other internally adversely classified loans.

Non-performing residential mortgage loans continue to include a greater concentration of reduced documentation loans as compared to the entire residential mortgage loan portfolio. Reduced documentation loans represented only 15% of the residential mortgage loan portfolio, yet represented 49% of non-performing residential mortgage loans at March 31, 2016. The following table provides further details on the composition of our non-performing residential mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At March 31, 2016		At December 31, 2015
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-performing residential mortgage loans:
Full documentation interest-only	$19,256	14.72%	$18,375	15.27%
Full documentation amortizing	47,185	36.08	44,529	37.01
Reduced documentation interest-only	24,165	18.48	27,572	22.91
Reduced documentation amortizing	40,173	30.72	29,860	24.81
Total non-performing residential mortgage loans (1)	$130,779	100.00%	$120,336	100.00%

(1)
Includes $41.1 million of loans less than 90 days past due at March 31, 2016, of which $33.8 million were current, and includes $46.5 million of loans less than 90 days past due at December 31, 2015, of which $37.7 million were current.

The following table provides details on the geographic composition of both our total and non-performing residential mortgage loans at March 31, 2016.

	Residential Mortgage Loans At March 31, 2016
(Dollars in Millions)	Total Loans	Percent of Total Loans	Total Non-Performing Loans (1)	Percent of Total Non-Performing Loans	Non-Performing Loans as Percent of State Totals
State:
New York	$1,767.7	30.4%	$13.9	10.6%	0.79%
Connecticut	568.8	9.8	14.4	11.0	2.53
Massachusetts	484.0	8.3	3.9	3.0	0.81
Illinois	475.6	8.2	16.5	12.6	3.47
Virginia	450.3	7.7	17.6	13.5	3.91
New Jersey	418.7	7.2	24.8	19.0	5.92
Maryland	379.8	6.5	18.5	14.1	4.87
California	311.1	5.3	10.0	7.6	3.21
Washington	198.5	3.4	—	—	—
Texas	143.1	2.5	—	—	—
All other states (2)(3)	622.9	10.7	11.2	8.6	1.80
Total	$5,820.5	100.0%	$130.8	100.0%	2.25%

(1)	Includes $41.1 million of loans which were current or less than 90 days past due.

(2)	Includes 25 states and Washington, D.C.

(3)	Includes Florida with $99.3 million of total loans, of which $3.0 million were non-performing loans.

At March 31, 2016, substantially all of our multi-family and commercial real estate mortgage loans and non-performing multi-family and commercial real estate mortgage loans were secured by properties located in the New York metropolitan area.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
At March 31, 2016:
Mortgage loans:
Residential	217	$64,665	61	$19,224	277	$89,635
Multi-family	36	7,800	9	2,992	10	2,339
Commercial real estate	3	1,321	3	859	3	2,824
Consumer and other loans	34	1,259	11	125	50	6,169
Total delinquent loans	290	$75,045	84	$23,200	340	$100,967
Delinquent loans to total loans		0.68%		0.21%		0.92%

At December 31, 2015:
Mortgage loans:
Residential	270	$84,841	68	$20,965	244	$73,833
Multi-family	20	2,387	11	2,692	14	2,441
Commercial real estate	2	487	2	1,689	1	572
Consumer and other loans	76	2,358	22	502	50	7,108
Total delinquent loans	368	$90,073	103	$25,848	309	$83,954
Delinquent loans to total loans		0.81%		0.23%		0.75%

Delinquent loans totaled $199.2 million at March 31, 2016, a decrease of $663,000 compared to $199.9 million at December 31, 2015. The decrease in total delinquent loans at March 31, 2016 compared to December 31, 2015 includes a decrease of $6.1 million in delinquent residential mortgage loans primarily due to a decrease in loans which were 30-89 days past due, partially offset by an increase in loans which were 90 days or more past due. The decrease in delinquent residential mortgage loans was partially offset by an increase of $5.6 million in delinquent multi-family mortgage loans due primarily to an increase in loans which were 30-59 days past due.

Allowance for Loan Losses

The following table summarizes activity in the allowance for loan losses.

(In Thousands)	For the Three Months Ended March 31, 2016
Balance at January 1, 2016	$98,000
Provision credited to operations	(3,127)
Charge-offs:
Residential	(1,665)
Multi-family	(310)
Consumer and other loans	(765)
Total charge-offs	(2,740)
Recoveries:
Residential	954
Multi-family	1,043
Consumer and other loans	70
Total recoveries	2,067
Net charge-offs	(673)
Balance at March 31, 2016	$94,200

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio. We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time. Our 2016 first quarter analysis of loss severity on residential mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO or a short sale) to the loan’s original principal balance, indicated an average loss severity of approximately 27%, unchanged from our 2015 fourth quarter analysis. Our analysis in the 2016 first quarter involved a review of residential REO sales and short sales which occurred during the 12 months ended December 31, 2015, and included both full documentation and reduced documentation loans in a variety of states with varying years of origination. Our 2016 first quarter analysis of charge-offs on multi-family and commercial real estate mortgage loans, which generally related to certain delinquent and non-performing loans transferred to held-for-sale and loans modified in a TDR during the 12 months ended December 31, 2015, indicated an average loss severity of approximately 29%, compared to approximately 27% in our 2015 fourth quarter analysis. We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses. However, the uniqueness of each multi-family and commercial real estate loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses. We also consider the growth in our multi-family and commercial real estate mortgage loan portfolio in evaluating the adequacy of the allowance for loan losses. The ratio of the allowance for loan losses to non-performing loans was approximately 63% at March 31, 2016, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses.

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2016 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The Gap Table includes $1.00 billion of borrowings, which are callable within one year and on a quarterly basis thereafter, and $950.0 million of borrowings, callable in more than one year to three years, classified according to their maturity dates, primarily all of which are in the more than three years to five years category. In addition, the Gap Table includes callable securities with an amortized cost of $144.9 million, maturing in five years or more, classified according to their projected call dates within one year and includes $66.4 million, primarily all of which are callable within one year and at various times thereafter, classified according to their maturity dates in the more than five years category. The classification of callable borrowings and securities according to their maturity or projected call dates is based on the market value analytics of our interest rate risk model.  As indicated in the Gap Table, our one-year interest rate sensitivity gap at March 31, 2016 was positive 5.37% compared to positive 2.19% at December 31, 2015.

	At March 31, 2016
(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$4,037,936	$2,803,363	$1,932,745	$1,882,802	$10,656,846
Consumer and other loans (1)	223,427	13,449	7,660	5,449	249,985
Interest-earning cash accounts	153,331	—	—	—	153,331
Securities available-for-sale (2)	122,269	67,179	37,485	157,087	384,020
Securities held-to-maturity	483,394	498,130	291,598	1,170,381	2,443,503
FHLB-NY stock	—	—	—	131,582	131,582
Total interest-earning assets	5,020,357	3,382,121	2,269,488	3,347,301	14,019,267
Interest-bearing liabilities:
Savings	330,391	416,264	290,915	1,099,151	2,136,721
Money market	1,317,529	790,451	527,077	—	2,635,057
NOW and demand deposit	99,920	227,560	206,749	1,948,436	2,482,665
Certificates of deposit	765,794	520,234	511,068	—	1,797,096
Borrowings, net (3)	1,700,000	849,354	1,350,000	—	3,899,354
Total interest-bearing liabilities	4,213,634	2,803,863	2,885,809	3,047,587	12,950,893
Interest rate sensitivity gap	806,723	578,258	(616,321)	299,714	$1,068,374
Cumulative interest rate sensitivity gap	$806,723	$1,384,981	$768,660	$1,068,374

Cumulative interest rate sensitivity gap as a percentage of total assets	5.37%	9.22%	5.12%	7.11%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	119.15%	119.74%	107.76%	108.25%
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

We perform analyses of interest rate increases and decreases of up to 400 basis points (when reasonably practical) over various time horizons although changes in interest rates of 200 basis points over a one year horizon is a more common and reasonable scenario for analytical purposes. Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the 12 month period beginning April 1, 2016 would decrease by approximately 1.09% from the base projection. At December 31, 2015, in the up 200 basis point scenario, our projected net interest income for the 12 month period beginning January 1, 2016 would have decreased by approximately 2.09% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points through quarterly parallel decrements of 25 basis points, subject to floors, that have been established based on historical observation, our projected net interest income for the 12 month period beginning April 1, 2016 would decrease by approximately 1.56% from the base projection. At December 31, 2015, in the down 100 basis point scenario, our projected net interest income for the 12 month period beginning January 1, 2016 would have decreased by approximately 2.12% from the base projection.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot necessarily be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  Accordingly, although our net interest income sensitivity analyses may provide an indication of our interest rate risk exposure, such analyses may not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results may differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from bank owned life insurance and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the 12 month period beginning April 1, 2016 would increase by approximately $3.5 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the 12 month period beginning April 1, 2016 would decrease by approximately $2.6 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and net interest income sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2015 Annual Report on Form 10-K.

ITEM 4.    Controls and Procedures

Monte N. Redman, our President and Chief Executive Officer, and Frank E. Fusco, our Senior Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2016.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

City of New York Notice of Determination
By “Notice of Determination” dated September 14, 2010 and August 26, 2011, or the 2010 and 2011 Notices, the City of New York notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies related to our operation of Fidata Service Corp., or Fidata, and Astoria Federal Mortgage Corp., or AF Mortgage, subsidiaries of Astoria Bank. We disagree with the assertion of the tax deficiencies.  Hearings on the 2010 and 2011 Notices were held before the New York City Tax Appeals Tribunal, or the NYC Tax Appeals Tribunal, in March and April 2013. On October 29, 2014, the NYC Tax Appeals Tribunal issued a decision favorable to us canceling the 2010 and 2011 Notices. The City of New York appealed the decision of the NYC Tax Appeals Tribunal. The parties presented oral arguments on November 19, 2015 and are now awaiting a decision from the NYC Tax Appeals Tribunal. At this time, management believes it is more likely than not that we will succeed in defending against the City of New York’s appeal. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at March 31, 2016 with respect to this matter.

By “Notice of Determination” dated November 19, 2014, or the 2014 Notice, the City of New York notified us of an alleged tax deficiency in the amount of $6.1 million, including interest and penalties, related to our 2009 and 2010 tax years, and by "Notice of Determination" dated August 5, 2015, or the 2015 Notice, the City of New York notified us of an alleged tax deficiency in the amount of $2.1 million, including interest and penalties, related to our 2011 through 2013 tax years. These deficiencies related to our operation of Fidata and AF Mortgage and the bases of the 2014 Notice and the 2015 Notice are substantially the same as that of the 2010 and 2011 Notices. We disagree with the assertion of the tax deficiencies, and we filed

Petitions for Hearing with the City of New York on February 13, 2015 and September 9, 2015 to oppose the 2014 Notice and the 2015 Notice, respectively. By notice dated June 4, 2015, the NYC Tax Appeals Tribunal informed the parties that the proceedings relating to the 2014 Notice were adjourned pending the resolution of the proceedings with respect to the 2010 and 2011 Notices, the outcome of which may be determinative of some or all of the issues in this matter. On September 17, 2015, the NYC Tax Appeals Tribunal informed the parties that, barring the filing of an objection, the September 2015 Petition for Hearing would be consolidated with the February 2015 Petition and thus also adjourned pending resolution of the proceedings related to the 2010 and 2011 Notices. At this time, management believes it is more likely than not that we will succeed in refuting the City of New York’s position asserted in the 2014 Notice and the 2015 Notice. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at March 31, 2016 with respect to this matter.

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

Merger-related Litigation
Following the announcement of the execution of the Merger Agreement, six lawsuits challenging the proposed Merger were filed in the Supreme Court of the State of New York, County of Nassau. These actions are captioned: (1) Sandra E. Weiss IRA v. Chrin, et al., Index No. 607132/2015 (filed November 4, 2015); (2) Raul v. Palleschi, et al., Index No. 607238/2015 (filed November 6, 2015); (3) Lowinger v. Redman, et al., Index No. 607268/2015 (filed November 9, 2015); (4) Minzer v. Astoria Fin. Corp., et al., Index No. 607358/2015 (filed November 12, 2015); (5) MSS 12-09 Trust v. Palleschi, et al., Index No. 607472/2015 (filed November 13, 2015); and (6) The Firemen’s Retirement System of St. Louis v. Keegan, et al., Index No. 607612/2015 (filed November 23, 2015). On January 15, 2016, the court consolidated the New York lawsuits under the caption In re Astoria Financial Corporation Shareholders Litigation, Index No. 607132/2015, and on January 29, 2016 the lead plaintiffs filed an amended consolidated complaint.  In addition, a seventh lawsuit was filed challenging the proposed transaction in the Delaware Court of Chancery, captioned O’Connell v. Astoria Financial Corp., et al., Case No. 11928 (filed January 22, 2016). The plaintiff in this case filed an amended complaint on February 17, 2016. Each of the lawsuits is a putative class action filed on behalf of the stockholders of Astoria and names as defendants Astoria, its directors and NYCB, or collectively, the defendants.

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

Each of the actions seek, among other things, an order enjoining completion of the proposed Merger and an award of costs and attorneys’ fees. Certain of the actions also seek compensatory damages arising from the alleged breaches of fiduciary duty. The defendants believe these actions are without merit. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at March 31, 2016 with respect to these matters.

On April 6, 2016, the defendants and lead plaintiffs for the consolidated New York lawsuits entered into a memorandum of understanding, or the MOU, which provides for the settlement of the New York lawsuits. The MOU contemplates, among other things, that Astoria will make certain supplemental disclosures relating to the Merger. Although the defendants deny the allegations made in the New York lawsuits (including the amended consolidated complaint) and believe that no supplemental disclosure is required under applicable laws, in order to avoid the burden and expense of further litigation, Astoria agreed to make such supplemental disclosures pursuant to the terms of the MOU. The supplemental disclosures were made available to Astoria’s shareholders on April 8, 2016 through a filing with the SEC by Astoria on a Current Report on Form 8-K.

The settlement contemplated by the MOU is subject to confirmatory discovery and customary conditions, including court approval following notice to Astoria’s stockholders. A hearing will be scheduled at which the Supreme Court of the State of New York will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims by stockholders of Astoria challenging any aspect of the Merger, the Merger Agreement, and any disclosure made in connection therewith, pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement. There can be no assurance that the court will approve the settlement contemplated by the MOU. If the court does not approve the settlement, or if the settlement is otherwise disallowed, the proposed settlement as contemplated by the MOU may be terminated. If the MOU is terminated, no assurance can be given at this time that the litigation against us will be resolved in our favor, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

ITEM 1A.    Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2015 Annual Report on Form 10-K.  There were no material changes in risk factors relevant to our operations since December 31, 2015.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At March 31, 2016, a maximum of 7,675,593 shares may yet be purchased under this plan.  Pursuant to the terms of the Merger Agreement, we may not repurchase shares of our common stock without the consent of NYCB. NYCB has agreed not to unreasonably withhold any such consent.

ITEM 3.    Defaults Upon Senior Securities

Not applicable.

ITEM 4.    Mine Safety Disclosures

Not applicable.

ITEM 5.    Other Information

Not applicable.

ITEM 6.    Exhibits

See Index of Exhibits on page 73.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

Dated:	May 6, 2016	By:	/s/	Monte N. Redman
Monte N. Redman
President and Chief Executive Officer

Dated:	May 6, 2016	By:	/s/	Frank E. Fusco
Frank E. Fusco
Senior Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Dated:	May 6, 2016	By:	/s/	John F. Kennedy
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