Form 10-Q
period 2016-06-30
ASTORIA FINANCIAL CORP
filed 2016-08-05
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, July 29, 2016
$0.01 Par Value	101,341,264

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	(Unaudited)
(In Thousands, Except Share Data)	At June 30, 2016	At December 31, 2015
Assets:
Cash and due from banks	$132,195	$200,538
Available-for-sale securities:
Encumbered	32,951	81,481
Unencumbered	323,396	335,317
Total available-for-sale securities	356,347	416,798
Held-to-maturity securities, fair value of $2,716,702 and $2,286,092, respectively:
Encumbered	1,153,806	1,123,480
Unencumbered	1,524,124	1,173,319
Total held-to-maturity securities	2,677,930	2,296,799
Federal Home Loan Bank of New York stock, at cost	137,909	131,137
Loans held-for-sale, net	6,843	8,960
Loans receivable	10,839,329	11,153,081
Allowance for loan losses	(90,000)	(98,000)
Loans receivable, net	10,749,329	11,055,081
Mortgage servicing rights, net	8,881	11,014
Accrued interest receivable	35,565	34,996
Premises and equipment, net	106,601	109,758
Goodwill	185,151	185,151
Bank owned life insurance	442,271	439,646
Real estate owned, net	14,940	19,798
Other assets	163,109	166,535
Total assets	$15,017,071	$15,076,211
Liabilities:
Deposits:
NOW and demand deposit	$2,463,702	$2,413,823
Money market	2,674,935	2,560,204
Savings	2,104,975	2,137,818
Certificates of deposit	1,707,518	1,994,182
Total deposits	8,951,130	9,106,027
Federal funds purchased	295,000	435,000
Reverse repurchase agreements	1,100,000	1,100,000
Federal Home Loan Bank of New York advances	2,374,000	2,180,000
Other borrowings, net	249,487	249,222
Mortgage escrow funds	131,042	115,435
Accrued expenses and other liabilities	221,088	227,079
Total liabilities	13,321,747	13,412,763
Stockholders’ Equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series C (150,000 shares authorized; and 135,000 shares issued and outstanding)	129,796	129,796
Common stock, $0.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 101,341,169 and 100,721,358 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	895,095	902,349
Retained earnings	2,066,471	2,045,391
Treasury stock (65,153,719 and 65,773,530 shares, at cost, respectively)	(1,344,347)	(1,357,136)
Accumulated other comprehensive loss	(53,356)	(58,617)
Total stockholders’ equity	1,695,324	1,663,448
Total liabilities and stockholders’ equity	$15,017,071	$15,076,211
See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands, Except Share Data)	2016	2015	2016	2015
Interest income:
Residential mortgage loans	$45,683	$51,375	$93,058	$105,337
Multi-family and commercial real estate mortgage loans	46,607	48,611	93,412	96,103
Consumer and other loans	2,435	2,242	4,807	4,432
Mortgage-backed and other securities	17,400	15,238	34,304	30,308
Interest-earning cash accounts	116	107	236	196
Federal Home Loan Bank of New York stock	1,487	1,461	2,908	2,983
Total interest income	113,728	119,034	228,725	239,359
Interest expense:
Deposits	6,557	9,944	14,019	20,673
Borrowings	24,085	23,940	48,368	47,815
Total interest expense	30,642	33,884	62,387	68,488
Net interest income	83,086	85,150	166,338	170,871
Provision for loan losses credited to operations	(3,006)	(2,967)	(6,133)	(3,310)
Net interest income after provision for loan losses	86,092	88,117	172,471	174,181
Non-interest income:
Customer service fees	7,542	8,871	14,530	17,082
Other loan fees	567	553	1,101	1,106
Gain on sales of securities	—	72	86	72
Mortgage banking income, net	155	2,076	118	2,403
Income from bank owned life insurance	2,336	2,179	4,625	4,376
Other	1,316	1,591	2,857	3,236
Total non-interest income	11,916	15,342	23,317	28,275
Non-interest expense:
General and administrative:
Compensation and benefits	36,708	37,655	74,961	73,936
Occupancy, equipment and systems	18,840	18,980	38,231	38,638
Federal deposit insurance premium	3,031	4,335	6,561	8,536
Advertising	3,018	2,801	4,471	5,065
Other	8,452	8,105	15,347	15,813
Total non-interest expense	70,049	71,876	139,571	141,988
Income before income tax expense	27,959	31,583	56,217	60,468
Income tax expense	9,623	152	19,316	9,730
Net income	18,336	31,431	36,901	50,738
Preferred stock dividends	2,194	2,194	4,388	4,388
Net income available to common shareholders	$16,142	$29,237	$32,513	$46,350

Basic earnings per common share	$0.16	$0.29	$0.32	$0.46
Diluted earnings per common share	$0.16	$0.29	$0.32	$0.46

Basic weighted average common shares outstanding	100,380,937	99,664,442	100,374,934	99,459,376
Diluted weighted average common shares outstanding	100,380,937	99,664,442	100,374,934	99,459,376

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015

Net income	$18,336	$31,431	$36,901	$50,738

Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale:
Net unrealized holding gain (loss) on securities arising during the period	507	(2,748)	4,543	(755)
Reclassification adjustment for gain on sales of securities included in net income	—	(43)	(51)	(43)
Net unrealized gain (loss) on securities available-for-sale	507	(2,791)	4,492	(798)

Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	315	417	712	886

Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	29	27	57	56

Total other comprehensive income (loss), net of tax	851	(2,347)	5,261	144

Comprehensive income	$19,187	$29,084	$42,162	$50,882

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2016 and 2015

(In Thousands, Except Share Data)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss

Balance at December 31, 2015	$1,663,448	$129,796	$1,665	$902,349	$2,045,391	$(1,357,136)	$(58,617)

Net income	36,901	—	—	—	36,901	—	—
Other comprehensive income, net of tax	5,261	—	—	—	—	—	5,261
Dividends on preferred stock ($32.50 per share)	(4,388)	—	—	—	(4,388)	—	—
Dividends on common stock ($0.08 per share)	(8,107)	—	—	—	(8,107)	—	—
Sales of treasury stock (5,519 shares)	83	—	—	—	(31)	114	—
Restricted stock grants (685,872 shares)	—	—	—	(10,329)	(3,823)	14,152	—
Forfeitures of restricted stock (71,580 shares)	—	—	—	950	527	(1,477)	—
Stock-based compensation	2,107	—	—	2,106	1	—	—
Net tax benefit excess from stock-based compensation	19	—	—	19	—	—	—

Balance at June 30, 2016	$1,695,324	$129,796	$1,665	$895,095	$2,066,471	$(1,344,347)	$(53,356)

Balance at December 31, 2014	$1,580,070	$129,796	$1,665	$897,049	$1,992,833	$(1,375,322)	$(65,951)

Net income	50,738	—	—	—	50,738	—	—
Other comprehensive income, net of tax	144	—	—	—	—	—	144
Dividends on preferred stock ($32.50 per share)	(4,388)	—	—	—	(4,388)	—	—
Dividends on common stock ($0.08 per share)	(8,024)	—	—	—	(8,024)	—	—
Sales of treasury stock (475,182 shares)	6,055	—	—	—	(3,765)	9,820	—
Restricted stock grants (426,552 shares)	—	—	—	(5,562)	(3,252)	8,814	—
Forfeitures of restricted stock (50,294 shares)	—	—	—	583	456	(1,039)	—
Stock-based compensation	3,916	—	—	3,903	13	—	—
Net tax benefit excess from stock-based compensation	11	—	—	11	—	—	—

Balance at June 30, 2015	$1,628,522	$129,796	$1,665	$895,984	$2,024,611	$(1,357,727)	$(65,807)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
(In Thousands)	2016	2015
Cash flows from operating activities:
Net income	$36,901	$50,738
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on loans	5,058	6,219
Net amortization on securities and borrowings	3,988	4,855
Net provision for loan and real estate losses credited to operations	(5,545)	(2,774)
Depreciation and amortization	7,299	6,134
Net gain on sales of loans and securities	(1,091)	(1,081)
Mortgage servicing rights amortization and valuation allowance adjustments, net	2,696	611
Stock-based compensation	2,107	3,916
Deferred income tax expense (benefit)	1,206	(10,019)
Originations of loans held-for-sale	(55,461)	(61,079)
Proceeds from sales and principal repayments of loans held-for-sale	57,312	60,759
Increase in accrued interest receivable	(569)	(124)
Bank owned life insurance income and insurance proceeds received, net	(2,625)	(4,376)
Increase in other assets	(1,498)	(1,417)
Decrease in accrued expenses and other liabilities	(4,657)	(3,882)
Net cash provided by operating activities	45,121	48,480
Cash flows from investing activities:
Originations of loans receivable	(641,986)	(767,399)
Loan purchases through third parties	(101,252)	(117,596)
Principal payments on loans receivable	1,042,436	1,311,864
Proceeds from sales of delinquent and non-performing loans	2,182	6,183
Purchases of securities held-to-maturity	(822,576)	(272,524)
Purchases of securities available-for-sale	(30,000)	(88,156)
Principal payments on securities held-to-maturity	438,127	245,317
Principal payments on securities available-for-sale	74,610	22,977
Proceeds from sales of securities available-for-sale	23,065	19,026
Net (purchases) redemptions of Federal Home Loan Bank of New York stock	(6,772)	2,370
Proceeds from sales of real estate owned, net	10,527	15,524
Purchases of premises and equipment, net of proceeds from sales	(4,142)	(5,478)
Net cash (used in) provided by investing activities	(15,781)	372,108
Cash flows from financing activities:
Net decrease in deposits	(154,897)	(277,139)
Net decrease in borrowings with original terms of three months or less	(426,000)	(129,000)
Repayments of borrowings with original terms greater than three months	(895,000)	—
Proceeds from borrowings with terms greater than three months	1,375,000	—
Net increase in mortgage escrow funds	15,607	17,502
Proceeds from sales of treasury stock	83	6,055
Cash dividends paid to stockholders	(12,495)	(12,412)
Net tax benefit excess from stock-based compensation	19	11
Net cash used in financing activities	(97,683)	(394,983)
Net (decrease) increase in cash and cash equivalents	(68,343)	25,605
Cash and cash equivalents at beginning of period	200,538	143,185
Cash and cash equivalents at end of period	$132,195	$168,790

Supplemental disclosures:
Interest paid	$61,544	$68,450
Income taxes paid	$13,595	$17,732
Additions to real estate owned	$6,257	$3,736
Loans transferred to held-for-sale	$1,562	$6,205

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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2016 and December 31, 2015, our results of operations and other comprehensive income for the three and six months ended June 30, 2016 and 2015, changes in our stockholders’ equity for the six months ended June 30, 2016 and 2015 and our cash flows for the six months ended June 30, 2016 and 2015.  In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of June 30, 2016 and December 31, 2015, and amounts of revenues, expenses and other comprehensive income in the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2016 and 2015.  The results of operations and other comprehensive income for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations and other comprehensive income to be expected for the remainder of the year.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.

These consolidated financial statements should be read in conjunction with our December 31, 2015 audited consolidated financial statements and related notes included in our 2015 Annual Report on Form 10-K.

Changes in Income Tax Legislation

New York State, or NY State, income tax reform legislation, or the 2014 NY State legislation, was enacted on March 31, 2014 and generally became effective in 2015.  Prior to the effective date of the 2014 NY State legislation, we were subject to taxation in NY State under an alternative taxation method based on assets.  The 2014 NY State legislation, among other things, removed that alternative method and required that we be taxed in a manner that resulted in an increase in our NY State income tax expense beginning in 2015.

On April 13, 2015, a package of additional legislation, or the 2015 NY State legislation, was signed into law in NY State that, among other things, largely conformed New York City, or NY City, banking income tax laws to the 2014 NY State legislation. The 2015 NY State legislation was effective retroactively to tax years beginning on or after January 1, 2015. In addition, on June 30, 2015, the State of Connecticut enacted tax legislation that changed the method for calculating Connecticut income taxes, resulting in the recognition of certain deferred tax assets. Under GAAP, the effects of changes in tax law on current and deferred taxes are accounted for in the period that includes the enactment date of the change, which means that we recorded the impacts of the legislation in the second quarter of 2015.

The tax law changes effective in 2015 resulted in a reduction in income tax expense of $11.4 million in the 2015 second quarter comprised of (i) the elimination of our valuation allowance totaling $7.2 million, which previously offset certain deferred tax assets, and (ii) the recognition of additional deferred tax assets totaling $4.2 million, primarily related to NY City taxation.

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

	At June 30, 2016
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE (1) issuance REMICs and CMOs (2)	$283,609	$5,278	$(75)	$288,812
Non-GSE issuance REMICs and CMOs	2,213	6	(2)	2,217
GSE pass-through certificates	9,821	448	(2)	10,267
Total residential mortgage-backed securities	295,643	5,732	(79)	301,296
Obligations of GSEs	54,992	57	—	55,049
Fannie Mae stock	15	—	(13)	2
Total securities available-for-sale	$350,650	$5,789	$(92)	$356,347
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,217,296	$22,029	$(1,131)	$1,238,194
Non-GSE issuance REMICs and CMOs	196	—	(7)	189
GSE pass-through certificates	238,763	4,383	(274)	242,872
Total residential mortgage-backed securities	1,456,255	26,412	(1,412)	1,481,255
Multi-family mortgage-backed securities:
GSE issuance REMICs	895,011	14,624	(47)	909,588
Obligations of GSEs	246,274	870	—	247,144
Corporate Debt securities	80,000	436	(2,112)	78,324
Other	390	1	—	391
Total securities held-to-maturity	$2,677,930	$42,343	$(3,571)	$2,716,702

(1)	Government-sponsored enterprise

(2)	Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2015
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$331,099	$2,374	$(2,934)	$330,539
Non-GSE issuance REMICs and CMOs	3,048	13	(7)	3,054
GSE pass-through certificates	10,781	485	(2)	11,264
Total residential mortgage-backed securities	344,928	2,872	(2,943)	344,857
Obligations of GSEs	73,701	—	(1,762)	71,939
Fannie Mae stock	15	—	(13)	2
Total securities available-for-sale	$418,644	$2,872	$(4,718)	$416,798
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,361,907	$8,135	$(14,128)	$1,355,914
Non-GSE issuance REMICs and CMOs	198	—	(5)	193
GSE pass-through certificates	260,707	1,535	(3,413)	258,829
Total residential mortgage-backed securities	1,622,812	9,670	(17,546)	1,614,936
Multi-family mortgage-backed securities:
GSE issuance REMICs	434,587	1,255	(2,334)	433,508
Obligations of GSEs	178,967	220	(480)	178,707
Corporate debt securities	60,000	—	(1,493)	58,507
Other	433	1	—	434
Total securities held-to-maturity	$2,296,799	$11,146	$(21,853)	$2,286,092

The following tables set forth the estimated fair values of securities with gross unrealized losses at the dates indicated, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the dates indicated.

	At June 30, 2016
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$—	$—	$22,913	$(75)	$22,913	$(75)
Non-GSE issuance REMICs and CMOs	38	(1)	79	(1)	117	(2)
GSE pass-through certificates	74	(1)	92	(1)	166	(2)
Fannie Mae stock	—	—	2	(13)	2	(13)
Total temporarily impaired securities available-for-sale	$112	$(2)	$23,086	$(90)	$23,198	$(92)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$9,800	$(1)	$157,856	$(1,130)	$167,656	$(1,131)
Non-GSE issuance REMICs and CMOs	—	—	189	(7)	189	(7)
GSE pass-through certificates	—	—	69,687	(274)	69,687	(274)
Multi-family mortgage-backed securities:
GSE issuance REMICs	45,407	(47)	—	—	45,407	(47)
Corporate debt securities	67,888	(2,112)	—	—	67,888	(2,112)
Total temporarily impaired securities held-to-maturity	$123,095	$(2,160)	$227,732	$(1,411)	$350,827	$(3,571)

	At December 31, 2015
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$189,364	$(2,934)	$—	$—	$189,364	$(2,934)
Non-GSE issuance REMICs and CMOs	75	(2)	64	(5)	139	(7)
GSE pass-through certificates	97	(1)	103	(1)	200	(2)
Obligations of GSEs	24,602	(390)	47,337	(1,372)	71,939	(1,762)
Fannie Mae stock	—	—	2	(13)	2	(13)
Total temporarily impaired securities available-for-sale	$214,138	$(3,327)	$47,506	$(1,391)	$261,644	$(4,718)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$395,659	$(3,972)	$289,645	$(10,156)	$685,304	$(14,128)
Non-GSE issuance REMICs and CMOs	—	—	193	(5)	193	(5)
GSE pass-through certificates	56,503	(586)	106,738	(2,827)	163,241	(3,413)
Multi-family mortgage-backed securities:
GSE issuance REMICs	276,601	(2,334)	—	—	276,601	(2,334)
Obligations of GSEs	107,824	(480)	—	—	107,824	(480)
Corporate debt securities	58,507	(1,493)	—	—	58,507	(1,493)
Total temporarily impaired securities held-to-maturity	$895,094	$(8,865)	$396,576	$(12,988)	$1,291,670	$(21,853)

We held 55 securities which had an unrealized loss at June 30, 2016 and 129 securities which had an unrealized loss at December 31, 2015.  Securities in unrealized loss positions are analyzed as part of our ongoing assessment of other-than-temporary impairment. Our assertion regarding our intent not to sell, or that it is not more likely than not that we will be required to sell a security before its anticipated recovery, is based on a number of factors, including a quantitative estimate of the expected recovery period (which may extend to maturity), and our intended strategy with respect to the identified security or portfolio. If we do have the intent to sell, or believe it is more likely than not that we will be required to sell the security before its anticipated recovery, the unrealized loss is charged directly to earnings in the Consolidated Statements of Income and Comprehensive Income. Other factors considered in determining whether or not an impairment is temporary include the severity of the impairment; the duration of the impairment; the cause of the impairment; the near-term prospects of the issuer; and the estimated recovery period. The unrealized losses on our residential and multi-family mortgage-backed securities and GSE obligations at June 30, 2016 were primarily caused by movements in market interest rates subsequent to the purchase of such securities or obligations. The unrealized losses on our corporate debt obligations were primarily due to the observed credit spread widening that occurred during the first half of 2016, which we attribute to the contemporaneous broad-based equity market volatility. We do not consider these unrealized losses to be other than temporary impairment.

During the six months ended June 30, 2016, proceeds from sales of securities from the available-for-sale portfolio totaled $23.1 million, resulting in gross realized gains of $86,000. During the six months ended June 30, 2015, proceeds from sales of securities from the available-for-sale portfolio totaled $19.0 million, resulting in gross realized gains of $72,000.

At June 30, 2016, available-for-sale debt securities, excluding mortgage-backed securities, had an amortized cost of $55.0 million, an estimated fair value of $55.0 million and contractual maturities in 2022 through 2026.  At June 30, 2016, held-to-maturity debt securities, excluding mortgage-backed securities, had an amortized cost of $326.7 million, an estimated fair value of $325.9 million and contractual maturities primarily in 2016 through 2027.  Actual maturities may differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

At June 30, 2016, the amortized cost of callable securities in our portfolio totaled $251.3 million, of which $234.9 million are callable within one year and at various times thereafter. The balance of accrued interest receivable for securities totaled $7.4 million at June 30, 2016 and $7.4 million at December 31, 2015.

4.    Loans Receivable and Allowance for Loan Losses

The following tables set forth the composition of our loans receivable portfolio, and an aging analysis by accruing and non-accrual loans, by segment and class at the dates indicated.

	At June 30, 2016
	Past Due
(In Thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$4,510	$943	$—	$5,453	$313,953	$319,406
Full documentation amortizing	34,084	7,312	—	41,396	4,392,925	4,434,321
Reduced documentation interest-only	5,150	1,004	—	6,154	156,689	162,843
Reduced documentation amortizing	15,267	5,435	—	20,702	558,642	579,344
Total residential	59,011	14,694	—	73,705	5,422,209	5,495,914
Multi-family	4,504	136	716	5,356	4,107,115	4,112,471
Commercial real estate	181	1,654	1,702	3,537	784,840	788,377
Total mortgage loans	63,696	16,484	2,418	82,598	10,314,164	10,396,762
Consumer and other loans (gross):
Home equity and other consumer	2,668	541	—	3,209	140,616	143,825
Commercial and industrial	—	—	—	—	107,558	107,558
Total consumer and other loans	2,668	541	—	3,209	248,174	251,383
Total accruing loans	$66,364	$17,025	$2,418	$85,807	$10,562,338	$10,648,145
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$—	$—	$12,952	$12,952	$4,812	$17,764
Full documentation amortizing	1,494	886	41,035	43,415	10,637	54,052
Reduced documentation interest-only	579	365	12,980	13,924	5,497	19,421
Reduced documentation amortizing	512	1,447	29,132	31,091	15,179	46,270
Total residential	2,585	2,698	96,099	101,382	36,125	137,507
Multi-family	493	1,451	2,437	4,381	3,192	7,573
Commercial real estate	230	166	—	396	1,251	1,647
Total mortgage loans	3,308	4,315	98,536	106,159	40,568	146,727
Consumer and other loans (gross):
Home equity and other consumer	—	—	5,284	5,284	271	5,555
Commercial and industrial	—	—	491	491	—	491
Total consumer and other loans	—	—	5,775	5,775	271	6,046
Total non-accrual loans	$3,308	$4,315	$104,311	$111,934	$40,839	$152,773
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$4,510	$943	$12,952	$18,405	$318,765	$337,170
Full documentation amortizing	35,578	8,198	41,035	84,811	4,403,562	4,488,373
Reduced documentation interest-only	5,729	1,369	12,980	20,078	162,186	182,264
Reduced documentation amortizing	15,779	6,882	29,132	51,793	573,821	625,614
Total residential	61,596	17,392	96,099	175,087	5,458,334	5,633,421
Multi-family	4,997	1,587	3,153	9,737	4,110,307	4,120,044
Commercial real estate	411	1,820	1,702	3,933	786,091	790,024
Total mortgage loans	67,004	20,799	100,954	188,757	10,354,732	10,543,489
Consumer and other loans (gross):
Home equity and other consumer	2,668	541	5,284	8,493	140,887	149,380
Commercial and industrial	—	—	491	491	107,558	108,049
Total consumer and other loans	2,668	541	5,775	8,984	248,445	257,429
Total loans	$69,672	$21,340	$106,729	$197,741	$10,603,177	$10,800,918
Net unamortized premiums and deferred loan origination costs						38,411
Loans receivable						10,839,329
Allowance for loan losses						(90,000)
Loans receivable, net						$10,749,329

	At December 31, 2015
	Past Due
(In Thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$10,045	$2,382	$—	$12,427	$401,486	$413,913
Full documentation amortizing	40,151	10,346	332	50,829	4,602,940	4,653,769
Reduced documentation interest-only	7,254	2,321	—	9,575	266,084	275,659
Reduced documentation amortizing	20,135	4,369	—	24,504	527,566	552,070
Total residential	77,585	19,418	332	97,335	5,798,076	5,895,411
Multi-family	1,662	2,069	—	3,731	4,013,541	4,017,272
Commercial real estate	246	1,689	—	1,935	813,640	815,575
Total mortgage loans	79,493	23,176	332	103,001	10,625,257	10,728,258
Consumer and other loans (gross):
Home equity and other consumer	2,358	502	—	2,860	151,554	154,414
Commercial and industrial	—	—	—	—	91,171	91,171
Total consumer and other loans	2,358	502	—	2,860	242,725	245,585
Total accruing loans	$81,851	$23,678	$332	$105,861	$10,867,982	$10,973,843
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$1,182	$—	$11,359	$12,541	$5,834	$18,375
Full documentation amortizing	3,579	603	32,535	36,717	7,480	44,197
Reduced documentation interest-only	257	579	15,285	16,121	11,451	27,572
Reduced documentation amortizing	2,238	365	14,322	16,925	12,935	29,860
Total residential	7,256	1,547	73,501	82,304	37,700	120,004
Multi-family	725	623	2,441	3,789	3,044	6,833
Commercial real estate	241	—	572	813	3,126	3,939
Total mortgage loans	8,222	2,170	76,514	86,906	43,870	130,776
Consumer and other loans (gross):
Home equity and other consumer	—	—	6,405	6,405	—	6,405
Commercial and industrial	—	—	703	703	—	703
Total consumer and other loans	—	—	7,108	7,108	—	7,108
Total non-accrual loans	$8,222	$2,170	$83,622	$94,014	$43,870	$137,884
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$11,227	$2,382	$11,359	$24,968	$407,320	$432,288
Full documentation amortizing	43,730	10,949	32,867	87,546	4,610,420	4,697,966
Reduced documentation interest-only	7,511	2,900	15,285	25,696	277,535	303,231
Reduced documentation amortizing	22,373	4,734	14,322	41,429	540,501	581,930
Total residential	84,841	20,965	73,833	179,639	5,835,776	6,015,415
Multi-family	2,387	2,692	2,441	7,520	4,016,585	4,024,105
Commercial real estate	487	1,689	572	2,748	816,766	819,514
Total mortgage loans	87,715	25,346	76,846	189,907	10,669,127	10,859,034
Consumer and other loans (gross):
Home equity and other consumer	2,358	502	6,405	9,265	151,554	160,819
Commercial and industrial	—	—	703	703	91,171	91,874
Total consumer and other loans	2,358	502	7,108	9,968	242,725	252,693
Total loans	$90,073	$25,848	$83,954	$199,875	$10,911,852	$11,111,727
Net unamortized premiums and deferred loan origination costs						41,354
Loans receivable						11,153,081
Allowance for loan losses						(98,000)
Loans receivable, net						$11,055,081

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

The following tables set forth the changes in our allowance for loan losses by loan receivable segment for the periods indicated.

	For the Three Months Ended June 30, 2016
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at April 1, 2016	$44,378	$33,020	$10,368	$6,434	$94,200
Provision (credited) charged to operations	(1,658)	(1,270)	(596)	518	(3,006)
Charge-offs	(1,826)	(99)	(63)	(95)	(2,083)
Recoveries	326	480	—	83	889
Balance at June 30, 2016	$41,220	$32,131	$9,709	$6,940	$90,000

	For the Six Months Ended June 30, 2016
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at January 1, 2016	$44,951	$35,544	$11,217	$6,288	$98,000
Provision (credited) charged to operations	(1,520)	(4,527)	(1,445)	1,359	(6,133)
Charge-offs	(3,491)	(409)	(63)	(860)	(4,823)
Recoveries	1,280	1,523	—	153	2,956
Balance at June 30, 2016	$41,220	$32,131	$9,709	$6,940	$90,000

	For the Three Months Ended June 30, 2015
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at April 1, 2015	$43,481	$40,082	$17,118	$9,819	$110,500
Provision charged (credited) to operations	1,497	(1,663)	(1,728)	(1,073)	(2,967)
Charge-offs	(1,602)	(103)	—	(86)	(1,791)
Recoveries	1,170	478	—	110	1,758
Balance at June 30, 2015	$44,546	$38,794	$15,390	$8,770	$107,500

	For the Six Months Ended June 30, 2015
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at January 1, 2015	$46,283	$39,250	$17,242	$8,825	$111,600
Provision (credited) charged to operations	(354)	(1,407)	(1,710)	161	(3,310)
Charge-offs	(3,359)	(345)	(142)	(435)	(4,281)
Recoveries	1,976	1,296	—	219	3,491
Balance at June 30, 2015	$44,546	$38,794	$15,390	$8,770	$107,500

The following table sets forth the balances of our residential interest-only mortgage loans at June 30, 2016 by the period in which such loans are scheduled to enter their amortization period.

(In Thousands)	Recorded Investment
Amortization scheduled to begin in:
12 months or less	$322,891
13 to 24 months	162,300
25 to 36 months	16,391
Over 36 months	17,852
Total	$519,434

The following tables set forth the balances of our residential mortgage and consumer and other loan receivable segments by class and credit quality indicator at the dates indicated.

	At June 30, 2016
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity and Other Consumer	Commercial and Industrial
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing
Performing	$319,406	$4,434,321	$162,843	$579,344	$143,825	$107,558
Non-performing:
Current or past due less than 90 days	4,812	13,017	6,441	17,138	271	—
Past due 90 days or more	12,952	41,035	12,980	29,132	5,284	491
Total	$337,170	$4,488,373	$182,264	$625,614	$149,380	$108,049

	At December 31, 2015
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity and Other Consumer	Commercial and Industrial
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing
Performing	$413,913	$4,653,437	$275,659	$552,070	$154,414	$91,171
Non-performing:
Current or past due less than 90 days	7,016	11,662	12,287	15,538	—	—
Past due 90 days or more	11,359	32,867	15,285	14,322	6,405	703
Total	$432,288	$4,697,966	$303,231	$581,930	$160,819	$91,874

The following table sets forth the balances of our multi-family and commercial real estate mortgage loan receivable segments by credit quality indicator at the dates indicated.

	At June 30, 2016		At December 31, 2015
		Commercial Real Estate		Commercial Real Estate
(In Thousands)	Multi-Family		Multi-Family
Not criticized	$4,074,281	$748,936	$3,981,050	$769,029
Criticized:
Special mention	21,342	14,255	14,931	20,441
Substandard	24,421	26,833	28,124	30,044
Doubtful	—	—	—	—
Total	$4,120,044	$790,024	$4,024,105	$819,514

The following tables set forth the balances of our loans receivable and the related allowance for loan loss allocation by segment and by the impairment methodology followed in determining the allowance for loan losses at the dates indicated.

	At June 30, 2016
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Loans:
Individually evaluated for impairment	$199,584	$13,500	$11,937	$4,438	$229,459
Collectively evaluated for impairment	5,433,837	4,106,544	778,087	252,991	10,571,459
Total loans	$5,633,421	$4,120,044	$790,024	$257,429	$10,800,918
Allowance for loan losses:
Individually evaluated for impairment	$12,066	$147	$21	$370	$12,604
Collectively evaluated for impairment	29,154	31,984	9,688	6,570	77,396
Total allowance for loan losses	$41,220	$32,131	$9,709	$6,940	$90,000

	At December 31, 2015
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Loans:
Individually evaluated for impairment	$192,914	$24,643	$14,993	$4,968	$237,518
Collectively evaluated for impairment	5,822,501	3,999,462	804,521	247,725	10,874,209
Total loans	$6,015,415	$4,024,105	$819,514	$252,693	$11,111,727
Allowance for loan losses:
Individually evaluated for impairment	$13,148	$456	$788	$421	$14,813
Collectively evaluated for impairment	31,803	35,088	10,429	5,867	83,187
Total allowance for loan losses	$44,951	$35,544	$11,217	$6,288	$98,000

The following table summarizes information related to our impaired loans by segment and class at the dates indicated.

	At June 30, 2016				At December 31, 2015
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$31,384	$25,196	$(3,127)	$22,069	$37,454	$30,631	$(4,051)	$26,580
Full documentation amortizing	82,711	75,484	(3,601)	71,883	69,242	63,223	(2,534)	60,689
Reduced documentation interest-only	39,060	31,990	(2,459)	29,531	55,939	46,540	(4,253)	42,287
Reduced documentation amortizing	74,827	66,914	(2,879)	64,035	57,955	52,520	(2,310)	50,210
Multi-family	4,724	4,788	(147)	4,641	8,029	7,950	(456)	7,494
Commercial real estate	323	344	(21)	323	6,651	6,723	(788)	5,935
Consumer and other loans:
Home equity lines of credit	4,796	4,438	(370)	4,068	5,295	4,968	(421)	4,547
Without an allowance recorded:
Mortgage loans:
Multi-family	9,935	8,712	—	8,712	19,523	16,693	—	16,693
Commercial real estate	14,427	11,593	—	11,593	11,104	8,270	—	8,270
Total impaired loans	$262,187	$229,459	$(12,604)	$216,855	$271,192	$237,518	$(14,813)	$222,705

The following tables set forth the average recorded investment, interest income recognized and cash basis interest income related to our impaired loans by segment and class for the periods indicated.

	For the Three Months Ended June 30,
	2016			2015
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$26,744	$154	$154	$42,150	$295	$291
Full documentation amortizing	70,988	524	534	50,619	380	391
Reduced documentation interest-only	35,843	300	300	74,210	840	821
Reduced documentation amortizing	64,400	594	597	21,888	203	207
Multi-family	5,232	56	68	14,731	75	81
Commercial real estate	686	5	5	13,751	100	101
Consumer and other loans:
Home equity lines of credit	4,488	11	9	6,179	20	22
Without an allowance recorded:
Mortgage loans:
Multi-family	9,385	113	121	17,014	138	138
Commercial real estate	11,867	164	167	4,505	266	266
Total impaired loans	$229,633	$1,921	$1,955	$245,047	$2,317	$2,318

	For the Six Months Ended June 30,
	2016			2015
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$28,040	$290	$302	$43,544	$608	$614
Full documentation amortizing	68,400	1,070	1,077	47,077	798	816
Reduced documentation interest-only	39,409	622	615	75,126	1,528	1,527
Reduced documentation amortizing	60,440	1,156	1,178	20,631	392	401
Multi-family	6,138	120	138	19,190	159	183
Commercial real estate	2,698	11	12	15,591	197	209
Consumer and other loans:
Home equity lines of credit	4,648	21	20	5,837	32	39
Without an allowance recorded:
Mortgage loans:
Multi-family	11,821	243	254	16,177	534	534
Commercial real estate	10,668	334	337	3,003	277	275
Total impaired loans	$232,262	$3,867	$3,933	$246,176	$4,525	$4,598

The following tables set forth information about our mortgage loans receivable by segment and class at June 30, 2016 and 2015 which were modified in a troubled debt restructuring, or TDR, during the periods indicated.

	Modifications During the Three Months Ended June 30,
	2016			2015
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at June 30, 2016	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at June 30, 2015
Residential:
Full documentation interest-only	3	$1,947	$1,943	4	$1,315	$1,309
Full documentation amortizing	11	4,274	4,264	5	1,142	1,136
Reduced documentation interest-only	1	498	489	1	209	209
Reduced documentation amortizing	2	529	526	2	339	339
Multi-family	1	338	332	—	—	—
Commercial real estate	1	515	487	—	—	—
Total	19	$8,101	$8,041	12	$3,005	$2,993

	Modifications During the Six Months Ended June 30,
	2016			2015
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at June 30, 2016	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at June 30, 2015
Residential:
Full documentation interest-only	7	$2,836	$2,829	8	$3,350	$3,340
Full documentation amortizing	13	4,865	4,852	11	3,201	3,126
Reduced documentation interest-only	3	1,212	1,196	5	1,896	1,903
Reduced documentation amortizing	5	1,524	1,506	2	339	339
Multi-family	1	338	332	—	—	—
Commercial real estate	1	515	487	2	2,902	2,864
Total	30	$11,290	$11,202	28	$11,688	$11,572

The following tables set forth information about our mortgage loans receivable by segment and class at June 30, 2016 and 2015 which were modified in a TDR during the twelve month periods ended June 30, 2016 and 2015 and had a payment default subsequent to the modification during the periods indicated.

	For the Three Months Ended June 30,
	2016		2015
(Dollars In Thousands)	Number of Loans	Recorded Investment at June 30, 2016	Number of Loans	Recorded Investment at June 30, 2015
Residential:
Full documentation interest-only	3	$1,084	4	$1,957
Full documentation amortizing	9	2,345	1	387
Reduced documentation interest-only	2	395	4	1,967
Multi-family	—	—	2	1,036
Total	14	$3,824	11	$5,347

	For the Six Months Ended June 30,
	2016		2015
(Dollars In Thousands)	Number of Loans	Recorded Investment at June 30, 2016	Number of Loans	Recorded Investment at June 30, 2015
Residential:
Full documentation interest-only	3	$1,084	4	$1,957
Full documentation amortizing	9	2,345	2	845
Reduced documentation interest-only	3	970	4	1,967
Multi-family	—	—	2	1,036
Total	15	$4,399	12	$5,805

Included in loans receivable at June 30, 2016 are loans in the process of foreclosure collateralized by residential real estate property with a recorded investment of $67.1 million.

For additional information regarding our loans receivable and allowance for loan losses, see “Asset Quality” and “Critical Accounting Policies” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

5.    Reverse Repurchase Agreements

The following table details the remaining contractual maturities of our reverse repurchase agreements at June 30, 2016.

Year	Amount
	(In Thousands)
2018	$200,000	(1)
2019	600,000	(1)
2020	300,000	(2)
Total	$1,100,000

(1)	Callable in 2016.

(2)	Includes $200.0 million of borrowings which are callable in 2016 and $100.0 million of borrowings which are callable in 2017.

The outstanding reverse repurchase agreements at June 30, 2016 were fixed rate and collateralized by GSE securities, of which 85% were residential mortgage-backed securities and 15% were obligations of GSEs. Securities collateralizing these agreements are classified as encumbered securities in the consolidated statements of financial condition. The amount of excess collateral required is governed by each individual contract. The primary risk associated with these secured borrowings is the requirement to pledge a market value based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with our policies, eligible counterparties are defined and monitored to minimize our exposure.

6.    Earnings Per Common Share

The following table is a reconciliation of basic and diluted earnings per common share, or EPS.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands, Except Share Data)	2016	2015	2016	2015
Net income	$18,336	$31,431	$36,901	$50,738
Preferred stock dividends	(2,194)	(2,194)	(4,388)	(4,388)
Net income available to common shareholders	16,142	29,237	32,513	46,350
Income allocated to participating securities	(160)	(295)	(296)	(394)
Net income allocated to common shareholders	$15,982	$28,942	$32,217	$45,956

Basic weighted average common shares outstanding	100,380,937	99,664,442	100,374,934	99,459,376
Dilutive effect of stock options and restricted stock units (1) (2)	—	—	—	—
Diluted weighted average common shares outstanding	100,380,937	99,664,442	100,374,934	99,459,376

Basic EPS	$0.16	$0.29	$0.32	$0.46
Diluted EPS	$0.16	$0.29	$0.32	$0.46

(1)
Excludes options to purchase 6,000 shares of common stock which were outstanding during the three months ended June 30, 2016; options to purchase 12,000 shares of common stock which were outstanding during the three months ended June 30, 2015; options to purchase 6,495 shares of common stock which were outstanding during the six months ended June 30, 2016; and options to purchase 16,334 shares of common stock which were outstanding during the six months ended June 30, 2015 because their inclusion would be anti-dilutive.

(2)
Excludes 744,923 unvested restricted stock units which were outstanding during the three months ended June 30, 2016; 1,029,336 unvested restricted stock units which were outstanding during the three months ended June 30, 2015; 746,027 unvested restricted stock units which were outstanding during the six months ended June 30, 2016; and 896,425 unvested restricted stock units which were outstanding during the six months ended June 30, 2015 because the performance conditions have not been satisfied.

7.    Other Comprehensive Income/Loss

The following tables set forth the components of accumulated other comprehensive loss, net of related tax effects, at the dates indicated and the changes during the three and six months ended June 30, 2016 and 2015.

(In Thousands)	At March 31, 2016	Other Comprehensive Income	At June 30, 2016
Net unrealized gain on securities available-for-sale	$6,812	$507	$7,319
Net actuarial loss on pension plans and other postretirement benefits	(57,999)	315	(57,684)
Prior service cost on pension plans and other postretirement benefits	(3,020)	29	(2,991)
Accumulated other comprehensive loss	$(54,207)	$851	$(53,356)

(In Thousands)	At December 31, 2015	Other Comprehensive Income	At June 30, 2016
Net unrealized gain on securities available-for-sale	$2,827	$4,492	$7,319
Net actuarial loss on pension plans and other postretirement benefits	(58,396)	712	(57,684)
Prior service cost on pension plans and other postretirement benefits	(3,048)	57	(2,991)
Accumulated other comprehensive loss	$(58,617)	$5,261	$(53,356)

(In Thousands)	At March 31, 2015	Other Comprehensive (Loss) Income	At June 30, 2015
Net unrealized gain on securities available-for-sale	$6,679	$(2,791)	$3,888
Net actuarial loss on pension plans and other postretirement benefits	(67,007)	417	(66,590)
Prior service cost on pension plans and other postretirement benefits	(3,132)	27	(3,105)
Accumulated other comprehensive loss	$(63,460)	$(2,347)	$(65,807)

(In Thousands)	At December 31, 2014	Other Comprehensive (Loss) Income	At June 30, 2015
Net unrealized gain on securities available-for-sale	$4,686	$(798)	$3,888
Net actuarial loss on pension plans and other postretirement benefits	(67,476)	886	(66,590)
Prior service cost on pension plans and other postretirement benefits	(3,161)	56	(3,105)
Accumulated other comprehensive loss	$(65,951)	$144	$(65,807)
The following tables set forth the components of other comprehensive income (loss) for the periods indicated.

	For the Three Months Ended June 30, 2016
(In Thousands)	Before Tax Amount	Income Tax Expense	After Tax Amount
Net unrealized holding gain on securities available-for-sale arising during the period	$852	$(345)	$507
Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	528	(213)	315
Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	48	(19)	29
Other comprehensive income	$1,428	$(577)	$851

	For the Six Months Ended June 30, 2016
(In Thousands)	Before Tax Amount	Income Tax (Expense) Benefit	After Tax Amount
Net unrealized gain on securities available-for-sale:
Net unrealized holding gain on securities available-for-sale arising during the period	$7,626	$(3,083)	$4,543
Reclassification adjustment for gain on sales of securities included in net income	(86)	35	(51)
Net unrealized gain on securities available-for-sale	7,540	(3,048)	4,492
Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	1,195	(483)	712
Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	95	(38)	57
Other comprehensive income	$8,830	$(3,569)	$5,261

	For the Three Months Ended June 30, 2015
(In Thousands)	Before Tax Amount	Income Tax Benefit (Expense)	After Tax Amount
Net unrealized loss on securities available-for-sale:
Net unrealized holding loss on securities arising during the period	$(4,491)	$1,743	$(2,748)
Reclassification adjustment for gain on sales of securities included in net income	(72)	29	(43)
Net unrealized loss on securities available-for-sale	(4,563)	1,772	(2,791)
Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	729	(312)	417
Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	48	(21)	27
Other comprehensive loss	$(3,786)	$1,439	$(2,347)

	For the Six Months Ended June 30, 2015
(In Thousands)	Before Tax Amount	Income Tax Benefit (Expense)	After Tax Amount
Net unrealized loss on securities available-for-sale:
Net unrealized holding loss on securities arising during the period	$(1,268)	$513	$(755)
Reclassification adjustment for gain on sales of securities included in net income	(72)	29	(43)
Net unrealized loss on securities available-for-sale	(1,340)	542	(798)
Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	1,486	(600)	886
Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	95	(39)	56
Other comprehensive income	$241	$(97)	$144

The following tables set forth information about amounts reclassified from accumulated other comprehensive loss to the affected line items in the consolidated statements of income for the periods indicated.

	For the Three Months Ended June 30,		Income Statement Line Item
(In Thousands)	2016	2015
Reclassification adjustment for gain on sales of securities	$—	$72	Gain on sales of securities
Reclassification adjustment for net actuarial loss (1)	(528)	(729)	Compensation and benefits
Reclassification adjustment for prior service cost (1)	(48)	(48)	Compensation and benefits
Total reclassifications, before tax	(576)	(705)
Income tax effect	232	304	Income tax expense
Total reclassifications, net of tax	$(344)	$(401)	Net income

	For the Six Months Ended June 30,		Income Statement Line Item
(In Thousands)	2016	2015
Reclassification adjustment for gain on sales of securities	$86	$72	Gain on sales of securities
Reclassification adjustment for net actuarial loss (1)	(1,195)	(1,486)	Compensation and benefits
Reclassification adjustment for prior service cost (1)	(95)	(95)	Compensation and benefits
Total reclassifications, before tax	(1,204)	(1,509)
Income tax effect	486	610	Income tax expense
Total reclassifications, net of tax	$(718)	$(899)	Net income

(1)
These other comprehensive income components are included in the computations of net periodic cost (benefit) for our defined benefit pension plans and other postretirement benefit plan. See Note 8 for additional details.

8.    Pension Plans and Other Postretirement Benefits

The following tables set forth information regarding the components of net periodic cost (benefit) for our defined benefit pension plans and other postretirement benefit plan for the periods indicated.

	Pension Benefits		Other Postretirement Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Service cost	$—	$—	$460	$596
Interest cost	2,485	2,455	234	226
Expected return on plan assets	(3,058)	(3,634)	—	—
Recognized net actuarial loss (gain)	673	729	(145)	—
Amortization of prior service cost	48	48	—	—
Net periodic cost (benefit)	$148	$(402)	$549	$822

	Pension Benefits		Other Postretirement Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Service cost	$—	$—	$932	$1,065
Interest cost	5,021	4,965	497	502
Expected return on plan assets	(6,116)	(7,267)	—	—
Recognized net actuarial loss (gain)	1,407	1,486	(212)	—
Amortization of prior service cost	95	95	—	—
Net periodic cost (benefit)	$407	$(721)	$1,217	$1,567

9.    Stock Incentive Plans

During the six months ended June 30, 2016, 663,960 shares of restricted common stock were granted to select officers under the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2014 Employee Stock Plan, of which 661,290 shares remain outstanding at June 30, 2016 and vest one-third per year beginning in December 2016.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2014 Employee Stock Plan, all restricted common stock granted pursuant to such plan immediately vests.

During the six months ended June 30, 2016, 21,912 shares of restricted common stock were granted to directors under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, all of which remain outstanding at June 30, 2016 and vest 100% in February 2019, although awards immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.

The following table summarizes restricted common stock and performance-based restricted stock unit activity in our stock incentive plans for the six months ended June 30, 2016.

	Restricted Common Stock			Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value		Number of Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2016	374,817		$12.68	751,500	$12.41
Granted	685,872		15.06	—	—
Vested	(30,350)		(9.72)	—	—
Forfeited	(6,580)		(13.81)	(7,500)	(12.43)
Expired	(65,000)	(1)	(13.23)	—	—
Unvested at June 30, 2016	958,759		14.43	744,000	12.41

(1)	Expired on June 30, 2016. Performance-based conditions were not achieved.

Stock-based compensation expense is recognized on a straight-line basis over the vesting period and totaled $314,000, net of taxes of $213,000, for the three months ended June 30, 2016 and $1.3 million, net of taxes of $852,000, for the six months ended June 30, 2016. Stock-based compensation expense totaled $1.3 million, net of taxes of $1.0 million, for the three months ended June 30, 2015 and $2.3 million, net of taxes of $1.6 million, for the six months ended June 30, 2015. At June 30, 2016, pre-tax compensation cost related to all nonvested awards of restricted common stock and restricted stock units not yet recognized totaled $12.2 million and will be recognized over a weighted average period of approximately 2.2 years, which excludes $5.9 million of pre-tax compensation cost related to 471,050 performance-based restricted stock units, for which compensation cost will begin to be recognized when the achievement of the performance conditions becomes probable.

10.    Investments in Affordable Housing Limited Partnerships

As part of our community reinvestment initiatives, we invest in affordable housing limited partnerships that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits and other tax benefits for these investments.

Our investment in affordable housing limited partnerships, reflected in other assets in the consolidated statements of financial condition, totaled $16.5 million at June 30, 2016 and $17.2 million at December 31, 2015. Our funding obligation related to such investments, reflected in other liabilities in the consolidated statements of financial condition, totaled $12.8 million at June 30, 2016 and $12.9 million at December 31, 2015. Funding installments are due on an "as needed" basis, currently projected over the next three years, the timing of which cannot be estimated.

Expense related to our investments in affordable housing limited partnerships, included in other non-interest expense in the consolidated statements of income, totaled $353,000 for the three months ended June 30, 2016 and $299,000 for the three months ended June 30, 2015. Such expenses totaled $705,000 for the six months ended June 30, 2016 and $556,000 for the six months ended June 30, 2015. Affordable housing tax credits and other tax benefits recognized as a component of income tax expense in the consolidated statements of income totaled $483,000 for the three months ended June 30, 2016 and $348,000 for the three months ended June 30, 2015. Such tax credits and other tax benefits totaled $873,000 for the six months ended June 30, 2016 and $706,000 for the six months ended June 30, 2015.

11.    Regulatory Matters

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Reform Act, in July 2013, the federal bank regulatory agencies, or the Agencies, issued final rules, or the Final Capital Rules, that subjected many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements effective January 1, 2015. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III capital standards.  In addition, the Final Capital Rules added a requirement to maintain a minimum conservation buffer, or the Conservation Buffer, composed of Common equity tier 1 capital, of 2.5% of risk-weighted assets, to be phased in over three years and applied to the Common equity tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the Total risk-based capital ratio. Accordingly, banking organizations, on a fully phased in basis no later than January 1, 2019, must maintain a minimum Common equity tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5% and a minimum Total risk-based capital ratio of 10.5%.

The required minimum Conservation Buffer began to be phased in incrementally, starting at 0.625% on January 1, 2016 and will increase to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019. The Final Capital Rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met.

At June 30, 2016, the capital levels of both Astoria Financial Corporation and Astoria Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both Astoria Financial Corporation and Astoria Bank at June 30, 2016 also exceeded the minimum capital requirements shown in the table below including the currently applicable Conservation Buffer of 0.625%. The following table sets forth information regarding the regulatory capital requirements applicable to Astoria Financial Corporation and Astoria Bank.

	At June 30, 2016
	Actual		Minimum Capital Requirements		Minimum Capital Requirements with Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Astoria Financial Corporation:
Tier 1 leverage	$1,550,012	10.46%	$592,626	4.00%	N/A	N/A	$740,782	5.00%
Common equity tier 1 risk-based	1,425,940	16.93	378,939	4.50	$431,570	5.125%	547,357	6.50
Tier 1 risk-based	1,550,012	18.41	505,252	6.00	557,883	6.625	673,670	8.00
Total risk-based	1,640,591	19.48	673,670	8.00	726,300	8.625	842,087	10.00

Astoria Bank:
Tier 1 leverage	$1,698,440	11.54%	$588,743	4.00%	N/A	N/A	$735,929	5.00%
Common equity tier 1 risk-based	1,698,440	20.22	378,034	4.50	$430,539	5.125%	546,049	6.50
Tier 1 risk-based	1,698,440	20.22	504,046	6.00	556,550	6.625	672,061	8.00
Total risk-based	1,789,019	21.30	672,061	8.00	724,565	8.625	840,076	10.00

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

	Carrying Value at June 30, 2016
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$288,812	$—	$288,812
Non-GSE issuance REMICs and CMOs	2,217	—	2,217
GSE pass-through certificates	10,267	—	10,267
Obligations of GSEs	55,049	—	55,049
Fannie Mae stock	2	2	—
Total securities available-for-sale	$356,347	$2	$356,345

	Carrying Value at December 31, 2015
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$330,539	$—	$330,539
Non-GSE issuance REMICs and CMOs	3,054	—	3,054
GSE pass-through certificates	11,264	—	11,264
Obligations of GSEs	71,939	—	71,939
Fannie Mae stock	2	2	—
Total securities available-for-sale	$416,798	$2	$416,796

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

Residential mortgage-backed securities
Residential mortgage-backed securities comprised 85% of our securities available-for-sale portfolio at June 30, 2016 and 83% at December 31, 2015.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including options based pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  GSE securities, for which an active market exists for similar securities making observable inputs readily available, comprised 99% of our available-for-sale residential mortgage-backed securities portfolio at June 30, 2016 and December 31, 2015.

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

Obligations of GSEs
Obligations of GSEs comprised 15% of our securities available-for-sale portfolio at June 30, 2016 and 17% at December 31, 2015 and consisted of debt securities issued by GSEs.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service gathers information from market sources, including new issue and secondary markets, and integrates relative credit information, observed market movements and sector news into their pricing applications and models. Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

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

	Carrying Value
(In Thousands)	At June 30, 2016	At December 31, 2015
Non-performing loans held-for-sale, net	$673	$1,582
Impaired loans	126,192	134,910
MSR, net	8,881	11,014
REO, net	12,434	16,307
Total	$148,180	$163,813

The following table provides information regarding the gains (losses) recognized on our assets measured at fair value on a non-recurring basis for the periods indicated.

	For the Six Months Ended June 30,
(In Thousands)	2016	2015
Non-performing loans held-for-sale, net (1)	$(167)	$—
Impaired loans (2)	(3,019)	(3,442)
MSR, net (3)	(1,622)	616
REO, net (4)	(789)	(60)
Total	$(5,597)	$(2,886)

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

Loans held-for-sale, net (non-performing loans held-for-sale)
Included in loans held-for-sale, net, are non-performing loans held-for-sale for which fair values are estimated through either preliminary bids from potential purchasers of the loans or the estimated fair value of the underlying collateral discounted for factors necessary to solicit acceptable bids, and adjusted as necessary based on management’s experience with sales of similar types of loans and, as such, are classified as Level 3.  At June 30, 2016, non-performing loans held for sale were comprised of 62% multi-family mortgage loans and 38% residential mortgage loans. At December 31, 2015, non-performing loans held for sale were comprised of 80% multi-family mortgage loans and 20% residential mortgage loans.

Loans receivable, net (impaired loans)
Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans were comprised of 87% residential mortgage loans, 11% multi-family and commercial real estate mortgage loans and 2% home equity lines of credit at June 30, 2016 and 81% residential mortgage loans, 17% multi-family and commercial real estate mortgage loans and 2% home equity lines of credit at December 31, 2015.  Impaired loans for which a fair value adjustment was recognized were comprised of 88% residential mortgage loans, 11% multi-family and commercial real estate mortgage loans and 1% home equity lines of credit at June 30, 2016 and 80% residential mortgage loans, 19% multi-family and commercial real estate mortgage loans and 1% home equity lines of credit at December 31, 2015.  Our impaired loans are generally collateral dependent and, as such, are generally carried at the estimated fair value of the underlying collateral less estimated selling costs.

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

MSR, net
The right to service loans for others is generally obtained through the sale of residential mortgage loans with servicing retained.  MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At June 30, 2016, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.96%, a weighted average constant prepayment rate on mortgages of 12.69% and a weighted average life of 5.3 years.  At December 31, 2015, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.97%, a weighted average constant prepayment rate on mortgages of 10.47% and a weighted average life of 6.1 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

REO, net
REO represents real estate acquired through foreclosure or by deed in lieu of foreclosure. At June 30, 2016, REO totaled $14.9 million, all of which were residential properties. At December 31, 2015, REO totaled $19.8 million, including residential properties with a carrying value of $17.8 million. REO is initially recorded at estimated fair value less estimated selling costs.  Thereafter, we maintain a valuation allowance representing decreases in the properties' estimated fair value. The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

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

	At June 30, 2016
	Carrying Value	Estimated Fair Value
(In Thousands)		Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,677,930	$2,716,702	$2,716,702	$—
FHLB-NY stock	137,909	137,909	137,909	—
Loans held-for-sale, net (1)	6,843	6,973	—	6,973
Loans receivable, net (1)	10,749,329	10,871,364	—	10,871,364
MSR, net (1)	8,881	8,882	—	8,882
Financial Liabilities:
Deposits	8,951,130	8,986,940	8,986,940	—
Borrowings, net	4,018,487	4,188,733	4,188,733	—

	At December 31, 2015
	Carrying Value	Estimated Fair Value
(In Thousands)		Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,296,799	$2,286,092	$2,286,092	$—
FHLB-NY stock	131,137	131,137	131,137	—
Loans held-for-sale, net (1)	8,960	9,037	—	9,037
Loans receivable, net (1)	11,055,081	11,112,709	—	11,112,709
MSR, net (1)	11,014	11,017	—	11,017
Financial Liabilities:
Deposits	9,106,027	9,123,740	9,123,740	—
Borrowings, net	3,964,222	4,132,940	4,132,940	—
_______________________________________________________

(1)	Includes assets measured at fair value on a non-recurring basis.

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

City of New York Notices of Determination
By “Notice of Determination” dated September 14, 2010 and August 26, 2011, or the 2010 and 2011 Notices, the City of New York notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies related to our operation of Fidata Service Corp., or Fidata, and Astoria Federal Mortgage Corp., or AF Mortgage, subsidiaries of Astoria Bank. We disagreed with the assertion of the tax deficiencies, and hearings on the 2010 and 2011 Notices were held before the New York City Tax Appeals Tribunal, or the NYC Tax Appeals Tribunal, in March and April 2013. On October 29, 2014, an Administrative Law Judge with the NYC Tax Appeals Tribunal issued a decision favorable to us canceling the 2010 and 2011 Notices, which decision was appealed by the City of New York. In addition, by “Notice of Determination” dated November 19, 2014, or the 2014 Notice, the City of New

York notified us of an alleged tax deficiency in the amount of $6.1 million, including interest and penalties, related to our 2009 and 2010 tax years, and by “Notice of Determination” dated August 5, 2015, or the 2015 Notice, the City of New York notified us of an alleged tax deficiency in the amount of $2.1 million, including interest and penalties, related to our 2011 through 2013 tax years. The bases of the 2014 Notice and the 2015 Notice were substantially the same as that of the 2010 and 2011 Notices, which we similarly opposed. The proceedings relating to the 2014 Notice and the 2015 Notice were adjourned in 2015 pending the resolution of the proceedings with respect to the 2010 and 2011 Notices, as the outcome of those proceedings was expected to be determinative of some or all of the issues in the proceedings with respect to the 2014 Notice and the 2015 Notice.

On May 19, 2016, the NYC Tax Appeals Tribunal issued a decision affirming the Administrative Law Judge's original decision regarding the 2010 and 2011 Notices, which the City of New York cannot appeal, resulting in the tax years 2006 through 2008 being closed. Following the NYC Tax Appeals Tribunal's decision canceling the 2010 and 2011 Notices, the City of New York canceled the 2014 and 2015 Notices, resulting in tax years 2009 through 2013 being closed, with no additional tax liability.

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

Each of the actions seek, among other things, an order enjoining completion of the proposed Merger and an award of costs and attorneys’ fees. Certain of the actions also seek compensatory damages arising from the alleged breaches of fiduciary duty. The defendants believe these actions are without merit. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at June 30, 2016 with respect to these matters.

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

14.    Impact of Accounting Standards and Interpretations

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, "Leases (Topic 842)", which requires lessees to recognize most leases, including operating leases, on-balance sheet via a right-to-use asset and lease liability. This will require many companies to include more existing leases on-balance sheet. For banks, this could impact branch leases or other equipment leases. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2016-02 on our accounting and have not yet concluded on the impact ASU 2016-02 will have on our financial condition, results of operations or cash flows.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which require a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement is to take place at the time an asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” methodology for recognizing credit losses required under current GAAP, which delays recognition until it is probable a loss has been incurred. The new standard is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2016-13 on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard becomes effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

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

Forward-looking statements are based on various assumptions and analyses made by us in light of our management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  These factors include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond our control;

•	increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment;

•	changes in deposit flows, loan demand or collateral values;

•	changes in accounting principles, policies or guidelines;

•	changes in general economic conditions, either nationally or locally in some or all areas in which we do business, or conditions in the real estate or securities markets or the banking industry;

•	legislative or regulatory changes, including the implementation of the Reform Act and any actions regarding foreclosures;

•	enhanced supervision and examination by the Office of the Comptroller of the Currency, or the OCC, the FRB and the Consumer Financial Protection Bureau;

•	effects of changes in existing U.S. government or government-sponsored mortgage programs;

•	our ability to successfully implement technological changes;

•	our ability to successfully consummate new business initiatives;

•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future;

•	our ability to implement enhanced risk management policies, procedures and controls commensurate with shifts in our business strategies and regulatory expectations;

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

We are impacted by both national and regional economic factors, with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut. Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging. Interest rates have been at or near historical lows, despite the December 2015 action by the Federal Open Market Committee, or FOMC, to raise the federal funds interest rate by 25 basis points. Long term interest rates have been volatile during the past year and sensitive to varied economic data and the divergence in monetary policy of the FOMC and its global counterparts. The ten-year U.S. Treasury rate started 2016 at 2.27% and ended June 30, 2016 at 1.47%, while ranging between a low of 1.44% and a high of 2.27%. The national unemployment rate was 4.9% for June 2016 and 5.0% for December 2015, and new job growth in 2016 has continued its slow pace. We believe market conditions remain favorable in the New York metropolitan area with respect to our multi-family mortgage loan origination activities.

Net income available to common shareholders for the three months ended June 30, 2016 decreased compared to the three months ended June 30, 2015. This decrease was primarily attributable to an $11.4 million reduction in income tax expense reflecting the impact of tax legislation enacted during the 2015 second quarter, primarily related to New York City taxation. Net income available to common shareholders for the six months ended June 30, 2016 decreased compared to the six months ended June 30, 2015. This decrease was primarily attributable to decreases in net interest income and non-interest income, partially offset by an increase in the provision for loan losses credited to operations and a decrease in non-interest expense in the first half of 2016.

The provision for loan losses credited to operations for the three months ended June 30, 2016 and 2015 totaled $3.0 million for both periods. For the six months ended June 30, 2016, the provision for loan losses credited to operations was $6.1 million compared to $3.3 million for the six months ended June 30, 2015. The allowance for loan losses totaled $90.0 million at June 30, 2016, compared to $98.0 million at December 31, 2015. The reduction in the allowance for loan losses at June 30, 2016 compared to December 31, 2015, and the provision credited to operations for the three and six months ended June 30, 2016, reflects the results of our quarterly review of the adequacy of the allowance for loan losses. Changes in the composition and size of our loan portfolio have resulted in reduced reserve needs in the 2016 periods. We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the contraction of the overall loan portfolio, the continued improvement in our loan loss experience, as well as reductions in the balances of certain loan classes we believe bear higher risk, and the quality of our loan originations.

Net interest income for the three and six months ended June 30, 2016 decreased compared to the three and six months ended June 30, 2015. The decline was primarily due to a lower level of interest earning assets, principally in our residential mortgage loan portfolio and the impact of lower interest rates on our multi-family and commercial real estate mortgage loan portfolio during the respective periods.

Non-interest income decreased for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, primarily due to lower customer service fees and mortgage banking income, net. Non-interest expense decreased slightly for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, reflecting a reduction in federal deposit insurance premium expense and compensation and benefits expense. Non-interest expense decreased slightly for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, reflecting a reduction in federal deposit insurance premium expense, advertising expense and other expense.

Total assets declined during the six months ended June 30, 2016 primarily due to a decrease in total mortgage loans, partially offset by an increase in total securities. The decrease in mortgage loans was due to a decline in residential mortgage loans, partially offset by growth in our multi-family and commercial real estate mortgage loan portfolio, which represented 45% of our total loan portfolio at June 30, 2016, compared to 44% at December 31, 2015. The decline in our residential mortgage loan portfolio reflects an excess of loan repayments over originations and purchases during the first half of 2016.

While total deposits declined during the six months ended June 30, 2016 as a result of a decline in certificates of deposit, core deposits increased during the 2016 period. At June 30, 2016, core deposits represented 81% of total deposits, up from 78% at December 31, 2015. Total deposits included $1.13 billion of business deposits at June 30, 2016, up $81.5 million from December 31, 2015, substantially all of which were core deposits.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of our 2015 Annual Report on Form 10-K, as supplemented by our March 31, 2016 Quarterly Report on Form 10-Q and this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR, judgments regarding goodwill and securities impairment and the estimates related to income taxes and our pension plans and other post-retirement benefits are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions and estimates about highly uncertain matters.  Actual results may differ from our assumptions, estimates and judgments.  The use of different assumptions, estimates and judgments could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section of our 2015 Annual Report on Form 10-K.

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

Based on our evaluation of the composition and size of our loan portfolio, the levels and composition of delinquent and non-performing loans, our loss history, the housing and real estate markets and the current economic environment, we determined that an allowance for loan losses of $90.0 million was appropriate at June 30, 2016, compared to $98.0 million at December 31, 2015. The provision for loan losses credited to operations totaled $6.1 million for the six months ended June 30, 2016.

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

At June 30, 2016, our MSR had a carrying value of $8.9 million, net of a valuation allowance of $3.8 million, which approximated the estimated fair value based on expected future cash flows considering a weighted average discount rate of 9.96%, a weighted average constant prepayment rate on mortgages of 12.69% and a weighted average life of 5.3 years. At December 31, 2015, our MSR had a carrying value of $11.0 million, net of a valuation allowance of $2.2 million, which approximated the estimated fair value based on expected future cash flows considering a weighted average discount rate of 9.97%, a weighted average constant prepayment rate on mortgages of 10.47% and a weighted average life of 6.1 years.

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

At June 30, 2016, the carrying amount of our goodwill totaled $185.2 million. As of September 30, 2015, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

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

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer. GSE issuance mortgage-backed securities comprised 87% of our securities portfolio at June 30, 2016. Non-GSE issuance mortgage-backed securities at June 30, 2016 comprised less than 1% of our securities portfolio and had an amortized cost of $2.2 million, with 91% classified as available-for-sale and 9% classified as held-to-maturity. Our non-GSE issuance securities are primarily investment grade securities and have performed similarly to our GSE issuance securities. Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices. The balance of our securities portfolio is primarily comprised of debt securities issued by GSEs.

The fair value of our securities portfolio is primarily impacted by changes in interest rates. We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to hold the securities. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes. At June 30, 2016, we held 55 securities with an estimated fair value totaling $374.0 million which had an unrealized loss totaling $3.7 million. Of the securities in an unrealized loss position at June 30, 2016, $250.8 million, with an unrealized loss of $1.5 million, had been in a continuous unrealized loss position for 12 months or longer. At June 30, 2016, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

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

Our income tax expense consists of income taxes that are currently payable and deferred income taxes. We also maintain a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty and evaluate each of our tax positions and strategies to determine whether the reserve continues to be appropriate. Accruals of interest and penalties related to unrecognized tax benefits are recognized in income tax expense. Our current income tax expense approximates taxes to be paid or refunded for the current period. Our deferred income tax expense results from changes in our deferred tax assets and liabilities between periods. Deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and net operating loss carryforwards. We assess our deferred tax assets and establish a valuation allowance if realization of a deferred tax asset is not considered to be more likely than not. We evaluate the recoverability of these future tax deductions by assessing the adequacy of expected taxable income from all sources, including taxable income in carryback years, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of taxable income rely heavily on estimates and we use our historical experience and our short- and long-range business forecasts in making such estimates. We have recorded deferred tax assets, net of deferred tax liabilities and valuation allowances, of $96.8 million at June 30, 2016, compared to $101.5 million at December 31, 2015. We believe that our historical and future results of operations, and tax planning strategies which could be employed, will more likely than not generate sufficient taxable income to enable us to realize our net deferred tax assets. If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we would adjust our valuation allowances in the period that our change in judgment occurs and record a corresponding increase or charge to income.

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

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. Principal payments on loans and securities decreased to $1.56 billion for the six months ended June 30, 2016, compared to $1.58 billion for the six months ended June 30, 2015.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $45.1 million for the six months ended June 30, 2016 and $48.5 million for the six months ended June 30, 2015. Deposits decreased $154.9 million during the six months ended June 30, 2016 and $277.1 million during the six months ended June 30, 2015, due to decreases in certificates of deposit, partially offset by increases in core deposits. During the six months ended June 30, 2016 and 2015, we continued to allow high cost certificates of deposit to run off. Total deposits included business deposits of $1.13 billion at June 30, 2016, an increase of $81.5 million since December 31, 2015. At June 30, 2016, core deposits represented 81% of total deposits, up from 78% at December 31, 2015. This reflects our continued efforts to reposition the liability mix of our balance sheet, reducing the balance of high cost certificates of deposit and increasing the balance of low cost core deposits. Net borrowings increased $54.3 million during the six months ended June 30, 2016 and decreased $128.7 million during the six months ended June 30, 2015. The increase in net borrowings for the six months ended June 30, 2016 was due to an increase in FHLB-NY borrowings partially offset by a decrease in federal funds purchased. The decrease in borrowings for the six months ended June 30, 2015 reflected decreases in both federal funds purchased and FHLB-NY advances.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities. Gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2016 totaled $673.7 million, of which $411.0 million were multi-family and commercial real estate mortgage loan originations, $162.5 million were residential mortgage loan originations and $100.2 million were purchases of individual residential mortgage loans through our third party loan origination program. This compares to gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2015 totaling $815.3 million, of which $452.7 million were multi-family and commercial real estate mortgage loan originations, $246.3 million were residential mortgage loan originations and $116.3 million were residential mortgage loan purchases. Given the low interest rate environment, and consistent with our strategy to diversify our earning assets, we have focused on multi-family and commercial real estate mortgage lending and our business banking operations, with reduced emphasis on the origination and purchase of residential mortgage loans. Multi-family and commercial real estate mortgage loan originations declined for the six months ended June 30, 2016 compared to the six months ended 2015 despite our continued commitment to grow these portfolios, as we continued to maintain our disciplined approach to credit terms in this challenging lending environment. Purchases of securities totaled $852.6 million during the six months ended June 30, 2016 and $360.7 million during the six months ended June 30, 2015.

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

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks totaled $132.2 million at June 30, 2016 and $200.5 million at December 31, 2015. At June 30, 2016, we had $2.07 billion of borrowings with a weighted average interest rate of 1.29% maturing over the next 12 months. We have the flexibility to either repay or rollover these borrowings as they mature. Included in our borrowings are various obligations which, by their terms, may be called by the counterparty. At June 30, 2016, we had $1.95 billion of callable borrowings, which were contractually callable by the counterparty within the next 12 months and on a quarterly basis thereafter. We believe the potential for these borrowings to be called does not present a liquidity concern as they have above current market coupons and, as such, are not likely to be called absent a significant increase in market interest rates. In addition, to the extent such borrowings were to be called, we believe we can readily obtain replacement funding, although such funding may be at higher rates. At June 30, 2016, FHLB-NY advances totaled $2.37 billion, or 59% of total borrowings. We do not believe any of our borrowing counterparty concentrations represent a material risk to our liquidity. In addition, we had $718.0 million of certificates of deposit at June 30, 2016 with a weighted average interest rate of 0.54% maturing over the next 12 months. We believe we have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average interest rates at June 30, 2016.

	Borrowings			Certificates of Deposit
			Weighted Average Rate		Weighted Average Rate

(Dollars in Millions)	Amount			Amount
Contractual Maturity:
12 months or less	$2,069		1.29%	$718	0.54%
13 to 36 months	700	(1)	3.54	466	1.07
37 to 60 months	1,250	(2)	3.55	523	1.51
Over 60 months	—		—	1	1.75
Total	$4,019		2.38%	$1,708	0.98%

(1)	Callable by the counterparty within the next 3 months and on a quarterly basis thereafter.

(2)
Includes $300.0 million of borrowings, with a weighted average interest rate of 3.79%, which are callable by the counterparty within the next 3 months and on a quarterly basis thereafter, and $950.0 million of borrowings, with a weighted average interest rate of 3.47%, which are callable by the counterparty within the next 12 months and on a quarterly basis thereafter.

Through the Federal Reserve Bank of New York discount window we have the ability to borrow additional funds should the need arise on a short-term basis, primarily overnight. Our borrowing capacity through the discount window totaled approximately $550.4 million at June 30, 2016. In order to have the ability to borrow through the discount window, the Federal Reserve Bank of New York requires that collateral is pledged. In accordance with such requirements, at June 30, 2016 we had pledged as collateral with the Federal Reserve Bank of New York securities with an amortized cost of $164.6 million and commercial real estate mortgage loans with an unpaid principal balance of $899.8 million. We view the discount window as a secondary source of liquidity and, during the six months ended June 30, 2016, we did not utilize this source.

Through its membership in the FHLB-NY, the Bank has access to borrowings on an overnight and term basis to the extent that it has qualifying collateral in place at the FHLB-NY. At June 30, 2016, the Bank had residential mortgage loans pledged to the FHLB-NY sufficient to support additional borrowings of approximately $2.10 billion.

The Bank also has the ability to use its portfolio of unencumbered investment securities available for sale and held to maturity as collateral for borrowings from the Federal Reserve Bank of New York, the FHLB-NY and repurchase agreement counterparties. At June 30, 2016, the Bank had approximately $1.68 billion (amortized cost) of investment securities available to be pledged to support borrowings.

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

We have registered 1,500,000 shares of our common stock under the Securities Act for offer and sale from time to time pursuant to the Astoria Financial Corporation Dividend Reinvestment and Stock Purchase Plan, or the Stock Purchase Plan, which allows our shareholders to automatically reinvest the cash dividend paid on all or a portion of their shares of our common stock into additional shares of our common stock and make optional cash purchases, up to $10,000 per month, of additional shares of our common stock, unless we grant a waiver permitting a higher amount of optional cash purchases. Shares of common stock may be purchased either directly from us from authorized but unissued shares or from treasury shares, or on the open market. During the six months ended June 30, 2016, 5,519 shares of our common stock were purchased pursuant to the dividend reinvestment provisions of the Stock Purchase Plan directly from us from treasury shares for net proceeds totaling $83,000.

Astoria Financial Corporation’s primary uses of funds include payment of dividends on common and preferred stock and payment of interest on its debt obligations. During the six months ended June 30, 2016, Astoria Financial Corporation paid dividends on common and preferred stock totaling $12.5 million. On June 17, 2016, our Board of Directors declared a quarterly cash dividend on the Series C Preferred Stock aggregating $2.2 million, or $16.25 per share, for the quarterly period from April 15, 2016 through and including July 14, 2016, which was paid on July 15, 2016 to stockholders of record as of June 30, 2016. On July 27, 2016, our Board of Directors declared a quarterly cash dividend of $0.04 per share on shares of our common stock payable on August 19, 2016 to stockholders of record as of August 8, 2016.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Bank. Astoria Bank paid dividends to Astoria Financial Corporation totaling $18.7 million during the six months ended June 30, 2016. Since Astoria Bank is a federally chartered savings association, there are regulatory limits on its ability to make distributions to Astoria Financial Corporation. See Part I, Item 1, “Business - Regulation and Supervision - Limitations on Capital Distributions,” in our 2015 Annual Report on Form 10-K for further discussion of limitations on capital distributions from Astoria Bank. In addition, pursuant to the terms of the Merger Agreement, we may not pay quarterly cash dividends in excess of $0.04 per share of our common stock or repurchase shares of our common stock without the consent of NYCB. NYCB has agreed not to unreasonably withhold any such consent.

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At June 30, 2016, our tangible common equity ratio, which represents common stockholders’ equity less goodwill divided by total assets less goodwill, was 9.31%. Pursuant to the Reform Act, in July 2013, the Agencies issued Final Capital Rules that subjected many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements effective January 1, 2015. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards. For a more detailed description of these rules, see Part I, Item 1, “Business - Regulation and Supervision - Capital Requirements,” in our 2015 Annual Report on Form 10-K. At June 30, 2016, the capital levels of both Astoria Financial Corporation and Astoria Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes and above the minimum levels required to satisfy the newly applicable capital Conservation Buffer imposed pursuant to the Reform Act.

At June 30, 2016, Astoria Financial Corporation's Tier 1 leverage capital ratio was 10.46%, Common equity tier 1 risk-based capital ratio was 16.93%, Tier 1 risk-based capital ratio was 18.41% and Total risk-based capital ratio was 19.48%, and Astoria Bank’s Tier 1 leverage capital ratio was 11.54%, Common equity tier 1 risk-based and Tier 1 risk-based capital ratios were 20.22% and Total risk-based capital ratio was 21.30%. For additional information on the regulatory capital ratios of Astoria Financial Corporation and Astoria Bank at June 30, 2016, see Note 11 of Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, "Financial Statements (Unaudited)."

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  We also have commitments to fund loans held-for-sale and commitments to sell loans in connection with our mortgage banking activities which are considered derivative financial instruments.  Commitments to sell loans totaled $27.6 million at June 30, 2016.  The fair values of our mortgage banking derivative financial instruments are immaterial to our financial condition and results of operations.

The following table details our contractual obligations at June 30, 2016.

	Payments Due by Period
(In Thousands)	Total	Less than One Year	Over One to Three Years	Over Three to Five Years	More than Five Years
On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$4,019,000	$2,069,000	$700,000	$1,250,000	$—
Off-balance sheet contractual obligations: (1)
Commitments to originate and purchase loans (2)	508,527	508,527	—	—	—
Commitments to fund unused lines of credit (3)	205,330	205,330	—	—	—
Total	$4,732,857	$2,782,857	$700,000	$1,250,000	$—

(1)	Excludes contractual obligations related to operating lease commitments which have not changed significantly since December 31, 2015.

(2)	Includes commitments to originate loans held-for-sale of $23.0 million.

(3)	Includes commitments to fund commercial and industrial lines of credit of $130.7 million, home equity lines of credit of $41.6 million, and other consumer lines of credit of $33.1 million.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions which have not changed significantly from December 31, 2015 and are not included in the table above as the amounts and timing of their resolution cannot be estimated.  For further information regarding these liabilities, see Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” in our 2015 Annual Report on Form 10-K.  Similarly, we have an obligation related to our investments in affordable housing limited partnerships totaling $12.8 million at June 30, 2016 which is not included in the table above as the timing of funding installments, which are due on an "as needed" basis, currently projected over the next three years, cannot be estimated. We also have contingent liabilities related to assets sold with recourse and standby letters of credit which have not changed significantly from December 31, 2015.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “MD&A,” in our 2015 Annual Report on Form 10-K.

Comparison of Financial Condition as of June 30, 2016 and December 31, 2015 and Operating Results for the Three and Six Months Ended June 30, 2016 and 2015

Financial Condition

Total assets declined $59.1 million to $15.02 billion at June 30, 2016, from $15.08 billion at December 31, 2015, primarily attributable to a net decline in our loan portfolio, partially offset by an increase in our securities portfolio. Loans receivable decreased $313.8 million to $10.84 billion at June 30, 2016, from $11.15 billion at December 31, 2015, and represented 72% of total assets at June 30, 2016. The decline in our mortgage loan portfolio reflects repayments of $981.7 million which were in excess of originations and purchases of $673.7 million during the six months ended June 30, 2016.

Our residential mortgage loan portfolio decreased $382.0 million to $5.63 billion at June 30, 2016, from $6.02 billion at December 31, 2015, and represented 52% of our total loan portfolio at June 30, 2016. Residential mortgage loan repayments continued to outpace our origination and purchase volume during the six months ended June 30, 2016, reflecting the reduced interest rate environment that has prevailed for a significant portion of 2015 and into 2016 and our reduced emphasis on the origination and purchase of residential mortgage loans for portfolio. Residential mortgage loan originations and purchases for portfolio totaled $262.7 million during the six months ended June 30, 2016, of which $162.5 million were originations and $100.2 million were purchases. During the six months ended June 30, 2016, the loan-to-value ratio of our residential mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 59% and the loan amount averaged approximately $574,000.

Our multi-family mortgage loan portfolio increased $95.9 million and totaled $4.12 billion at June 30, 2016, from $4.02 billion at December 31, 2015, and represented 38% of our total loan portfolio at June 30, 2016. Our commercial real estate mortgage loan portfolio decreased $29.5 million to $790.0 million at June 30, 2016 compared to $819.5 million at December 31, 2015 and represented 7% of our total loan portfolio at June 30, 2016. Multi-family and commercial real estate loan originations totaled $411.0 million during the six months ended June 30, 2016. Our levels of originations reflect our commitment to grow these portfolios while continuing to maintain our disciplined approach to credit terms. During the six months ended June 30, 2016, our multi-family and commercial real estate mortgage loan originations reflected loan balances averaging approximately $2.6 million with a weighted average loan-to-value ratio, at the time of origination, of approximately 43% and a weighted average debt service coverage ratio of approximately 1.54.

Our securities portfolio increased $320.7 million to $3.03 billion at June 30, 2016 compared to $2.71 billion at December 31, 2015 and represented 20% of total assets at June 30, 2016. Purchases totaling $852.6 million were in excess of repayments and maturities of $512.7 million and sales of $23.0 million during the six months ended June 30, 2016. At June 30, 2016, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost of $2.40 billion, a weighted average current coupon of 2.73%, a weighted average collateral coupon of 3.90% and a weighted average life of 3.7 years.

Total liabilities declined $91.0 million to $13.32 billion at June 30, 2016, from $13.41 billion at December 31, 2015, primarily due to a decline in total deposits, partially offset by an increase in borrowings, net. Deposits totaled $8.95 billion at June 30, 2016, or 67% of total liabilities, a decline of $154.9 million compared to $9.11 billion at December 31, 2015. While total deposits declined, primarily as a result of a decrease of

$286.7 million in certificates of deposit, core deposits increased $131.8 million. At June 30, 2016, core deposits totaled $7.24 billion and represented 81% of total deposits, up from 78% at December 31, 2015. This reflects our efforts to reposition the liability mix of our balance sheet. The net increase in core deposits at June 30, 2016, compared to December 31, 2015, primarily reflected an increase of $114.7 million in money market accounts to $2.67 billion and an increase of $49.9 million in NOW and demand deposit accounts to $2.46 billion at June 30, 2016. The net increase in core deposits during the six months ended June 30, 2016 reflects our efforts to grow our core deposits, including our efforts to expand our business banking customer base, as well as customers' preference for the liquidity these types of deposits provide.

Total borrowings, net, increased $54.3 million to $4.02 billion at June 30, 2016, from $3.96 billion at December 31, 2015. The increase in borrowings was due to an increase of $194.0 million in FHLB-NY advances partially offset by a $140.0 million decrease in federal funds purchased.

Stockholders' equity increased $31.9 million to $1.70 billion at June 30, 2016, from $1.66 billion at December 31, 2015. The increase in stockholders’ equity was primarily due to net income of $36.9 million, an increase in accumulated other comprehensive income of $5.3 million, stock-based compensation of $2.1 million and sale of treasury stock of $83,000, partially offset by dividends on common and preferred stock totaling $12.5 million.

Results of Operations

General

Net income available to common shareholders for the three months ended June 30, 2016 decreased $13.1 million to $16.1 million, or $0.16 diluted EPS, compared to $29.2 million, or $0.29 diluted EPS, for the three months ended June 30, 2015. The decrease in net income available to common shareholders for the 2016 second quarter compared to the 2015 second quarter was largely due to a reduction in income tax expense of $11.4 million, or $0.11 diluted EPS, in the 2015 period, caused mainly by the 2015 NY State income tax legislation enacted in the 2015 second quarter. See Note 1 of Notes to Consolidated Financial Statements (Unaudited) and “Income Tax Expense” below for further discussion of the impact of the 2015 NY State legislation. Income before income tax expense for the three months ended June 30, 2016 decreased approximately $3.6 million compared to the three months ended June 30, 2015, reflecting a decline in net interest income and non-interest income, partially offset by a decline in non-interest expense.

Return on average common stockholders’ equity decreased to 4.15% for the three months ended June 30, 2016, compared to 7.89% for the three months ended June 30, 2015. Return on average tangible common stockholders’ equity, which represents average common stockholders’ equity less average goodwill, decreased to 4.71% for the three months ended June 30, 2016, compared to 9.01% for the three months ended June 30, 2015. The decreases in the returns on average common stockholders’ equity and average tangible common stockholders’ equity were due to the decrease in net income available to common shareholders, coupled with the increase in average common stockholders’ equity for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Return on average assets decreased to 0.49% for the three months ended June 30, 2016, compared to 0.82% for the three months ended June 30, 2015, reflecting the decrease in net income, partially offset by a reduction in average assets, for the 2016 second quarter, compared to the 2015 second quarter.

Net income available to common shareholders for the six months ended June 30, 2016 decreased $13.9 million to $32.5 million, or $0.32 diluted EPS, compared to $46.4 million, or $0.46 diluted EPS, for the six months ended June 30, 2015. This decrease was primarily due to lower income tax expense in the 2015 period combined with decreases in net interest income and non-interest income, partially offset by an increase in the provision for loan losses credited to operations and a decrease in non-interest expense.

Return on average common stockholders’ equity decreased to 4.20% for the six months ended June 30, 2016, compared to 6.30% for the six months ended June 30, 2015. Return on average tangible common stockholders’ equity decreased to 4.77% for the six months ended June 30, 2016, compared to 7.21% for the six months ended June 30, 2015. The decreases in the returns on average common stockholders’ equity and average tangible common stockholders’ equity were due to the decrease in net income available to common shareholders, coupled with the increase in average common stockholders’ equity for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Return on average assets decreased to 0.49% for the six months ended June 30, 2016, compared to 0.65% for the six months ended June 30, 2015, reflecting the decrease in net income, partially offset by a reduction in average assets, for the 2016 period, compared to the 2015 period.

Income and expense and related financial ratios adjusted to exclude the effect of the 2015 NY State legislation represent non-GAAP financial measures which we believe provide investors with a meaningful comparison for effectively evaluating our operating results. Non-GAAP financial ratios are calculated by substituting non-GAAP net income, non-GAAP net income available to common shareholders and non-GAAP income tax expense for net income, net income available to common shareholders and income tax benefit in the corresponding calculations.

The following tables provide a reconciliation between the non-GAAP financial measures to the comparable GAAP measures as reported in our consolidated statement of income for the periods indicated and related financial ratios.

	For the Three Months Ended June 30, 2015			For the Six Months Ended June 30, 2015
(In Thousands, Except Per Share Data)	As Reported	Effect of Change in Tax Legislation	Non-GAAP	As Reported	Effect of Change in Tax Legislation	Non-GAAP
Income before income tax expense	$31,583	$—	$31,583	$60,468	$—	$60,468
Income tax expense	152	11,404	11,556	9,730	11,404	21,134
Net income	31,431	(11,404)	20,027	50,738	(11,404)	39,334
Preferred stock dividends	2,194	—	2,194	4,388	—	4,388
Net income available to common shareholders	$29,237	$(11,404)	$17,833	$46,350	$(11,404)	$34,946
Basic and diluted earnings per common share	$0.29	$(0.11)	$0.18	$0.46	$(0.11)	$0.35
Return on average:
Common stockholders’ equity	7.89%	(3.08)%	4.81%	6.30%	(1.55)%	4.75%
Tangible common stockholders’ equity	9.01	(3.51)	5.50	7.21	(1.77)	5.44
Assets	0.82	(0.30)	0.52	0.65	(0.14)	0.51
Effective tax rate	0.48	36.11	36.59	16.09	18.86	34.95

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

Net interest income decreased $2.1 million to $83.1 million for the three months ended June 30, 2016, compared to $85.2 million for the three months ended June 30, 2015, and decreased $4.6 million to $166.3 million for the six months ended June 30, 2016, compared to $170.9 million for the six months ended June 30, 2015, reflecting a decrease in our balance sheet, partially offset by an increase in the net interest margin. The net interest rate spread was 2.28% for each of the three months ended June 30, 2016 and the three months ended June 30, 2015, and increased three basis points to 2.29% for the six months ended June 30, 2016, from 2.26% for the six months ended June 30, 2015. The net interest margin increased one basis point to 2.36% for the three months ended June 30, 2016, from 2.35% for the three months ended June 30, 2015 and increased two basis points to 2.36% for the six months ended June 30, 2016, from 2.34% for the six months ended June 30, 2015. The decreases in net interest income reflected a decline in interest income, partially offset by a decline in interest expense. The decrease in interest income for the 2016 second quarter, compared to the 2015 second quarter, reflected a significant decline in the average balance of our residential mortgage loan portfolio as well as a decline in the average yield of multi-family and commercial real estate mortgage loans, partially offset by an increase in the average balances of mortgage-backed and other securities, and our multi-family and commercial real estate mortgage loan portfolio. The decrease in interest expense for the 2016 second quarter, compared to the same period a year ago, was primarily due to a decline in the average balance and average cost of our certificates of deposit, coupled with a decrease in the average balance of borrowings, partially offset by an increase in the average cost of borrowings. The decrease in interest income for the first half of 2016, compared to the first half of 2015, reflected a significant decline in the average balance of our residential mortgage loan portfolio as well as a decline in the average yield of multi-family and commercial real estate mortgage loans, partially offset by an increase in the average balances of mortgage-backed and other securities, and our multi-family and commercial real estate mortgage loan portfolio. The decrease in interest expense for the first half of 2016, compared to the same period a year ago, was primarily due to a decline in the average balance and average cost of our certificates of deposit, coupled with a decrease in the average balance of borrowings, partially offset by an increase in the average cost of borrowings. The average balance of net interest-earning assets increased $57.0 million to $1.18 billion for the three months ended June 30, 2016, from $1.13 billion for the three months ended June 30, 2015, and increased $59.3 million to $1.16 billion for the six months ended June 30, 2016, from $1.10 billion for the six months ended June 30, 2015.

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

	For the Three Months Ended June 30,
	2016			2015
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
			(Annualized)			(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$5,765,172	$45,683	3.17%	$6,585,358	$51,375	3.12%
Multi-family and commercial real estate	4,919,210	46,607	3.79	4,808,839	48,611	4.04
Consumer and other loans (1)	259,680	2,435	3.75	250,253	2,242	3.58
Total loans	10,944,062	94,725	3.46	11,644,450	102,228	3.51
Mortgage-backed and other securities (2)	2,884,084	17,400	2.41	2,551,521	15,238	2.39
Interest-earning cash accounts	111,036	116	0.42	147,230	107	0.29
FHLB-NY stock	129,290	1,487	4.60	137,635	1,461	4.25
Total interest-earning assets	14,068,472	113,728	3.23	14,480,836	119,034	3.29
Goodwill	185,151			185,151
Other non-interest-earning assets	765,655			730,500
Total assets	$15,019,278			$15,396,487

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW and demand deposit (3)	$2,465,516	$203	0.03	$2,284,443	$194	0.03
Money market	2,642,778	1,805	0.27	2,421,514	1,599	0.26
Savings	2,121,019	264	0.05	2,211,870	276	0.05
Total core deposits	7,229,313	2,272	0.13	6,917,827	2,069	0.12
Certificates of deposit	1,742,512	4,285	0.98	2,384,967	7,875	1.32
Total deposits	8,971,825	6,557	0.29	9,302,794	9,944	0.43
Borrowings	3,914,205	24,085	2.46	4,052,628	23,940	2.36
Total interest-bearing liabilities	12,886,030	30,642	0.95	13,355,422	33,884	1.01
Non-interest-bearing liabilities	446,130			428,607
Total liabilities	13,332,160			13,784,029
Stockholders’ equity	1,687,118			1,612,458
Total liabilities and stockholders’ equity	$15,019,278			$15,396,487

Net interest income/ net interest rate spread (4)		$83,086	2.28%		$85,150	2.28%

Net interest-earning assets/ net interest margin (5)	$1,182,442		2.36%	$1,125,414		2.35%

Ratio of interest-earning assets to interest-bearing liabilities	1.09 x			1.08 x
__________________________________

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)
NOW and demand deposit accounts include non-interest bearing accounts with an average balance of $1.05 billion for the three months ending June 30, 2016 and $935.9 million for the three months ending June 30, 2015.

(4)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,
	2016			2015
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
			(Annualized)			(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$5,863,516	$93,058	3.17%	$6,700,820	$105,337	3.14%
Multi-family and commercial real estate	4,898,823	93,412	3.81	4,820,377	96,103	3.99
Consumer and other loans (1)	256,599	4,807	3.75	252,808	4,432	3.51
Total loans	11,018,938	191,277	3.47	11,774,005	205,872	3.50
Mortgage-backed and other securities (2)	2,806,702	34,304	2.44	2,527,947	30,308	2.40
Interest-earning cash accounts	136,634	236	0.35	139,033	196	0.28
FHLB-NY stock	131,093	2,908	4.44	141,046	2,983	4.23
Total interest-earning assets	14,093,367	228,725	3.25	14,582,031	239,359	3.28
Goodwill	185,151			185,151
Other non-interest-earning assets	754,232			725,667
Total assets	$15,032,750			$15,492,849

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW and demand deposit (3)	$2,420,400	$398	0.03	$2,246,517	$383	0.03
Money market	2,625,394	3,570	0.27	2,400,339	3,154	0.26
Savings	2,123,439	529	0.05	2,221,086	551	0.05
Total core deposits	7,169,233	4,497	0.13	6,867,942	4,088	0.12
Certificates of deposit	1,823,429	9,522	1.04	2,467,172	16,585	1.34
Total deposits	8,992,662	14,019	0.31	9,335,114	20,673	0.44
Borrowings	3,938,457	48,368	2.46	4,143,921	47,815	2.31
Total interest-bearing liabilities	12,931,119	62,387	0.96	13,479,035	68,488	1.02
Non-interest-bearing liabilities	422,154			412,890
Total liabilities	13,353,273			13,891,925
Stockholders’ equity	1,679,477			1,600,924
Total liabilities and stockholders’ equity	$15,032,750			$15,492,849

Net interest income/ net interest rate spread (4)		$166,338	2.29%		$170,871	2.26%

Net interest-earning assets/ net interest margin (5)	$1,162,248		2.36%	$1,102,996		2.34%

Ratio of interest-earning assets to interest-bearing liabilities	1.09 x			1.08 x
__________________________________

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)
NOW and demand deposit accounts include non-interest bearing accounts with an average balance of $1.03 billion for the six months ending June 30, 2016 and $909.8 million for the six months ending June 30, 2015.

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

	Increase (Decrease) for the Three Months ended June 30, 2016 Compared to the Three Months ended June 30, 2015			Increase (Decrease) for the Six Months ended June 30, 2016 Compared to the Six Months ended June 30, 2015
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
Residential	$(6,502)	$810	$(5,692)	$(13,274)	$995	$(12,279)
Multi-family and commercial real estate	1,084	(3,088)	(2,004)	1,587	(4,278)	(2,691)
Consumer and other loans	85	108	193	68	307	375
Mortgage-backed and other securities	2,031	131	2,162	3,471	525	3,996
Interest-earning cash accounts	(31)	40	9	(3)	43	40
FHLB-NY stock	(91)	117	26	(218)	143	(75)
Total	(3,424)	(1,882)	(5,306)	(8,369)	(2,265)	(10,634)
Interest-bearing liabilities:
NOW and demand deposit	9	—	9	15	—	15
Money market	145	61	206	295	121	416
Savings	(12)	—	(12)	(22)	—	(22)
Certificates of deposit	(1,835)	(1,755)	(3,590)	(3,801)	(3,262)	(7,063)
Borrowings	(840)	985	145	(2,452)	3,005	553
Total	(2,533)	(709)	(3,242)	(5,965)	(136)	(6,101)
Net change in net interest income	$(891)	$(1,173)	$(2,064)	$(2,404)	$(2,129)	$(4,533)

Interest Income

Interest income decreased $5.3 million to $113.7 million for the three months ended June 30, 2016, from $119.0 million for the three months ended June 30, 2015, due to a decrease of $412.4 million in the average balance of interest-earning assets to $14.07 billion for the three months ended June 30, 2016, from $14.48 billion for the three months ended June 30, 2015, coupled with a decrease in the average yield on interest-earning assets to 3.23% for the three months ended June 30, 2016, from 3.29% for the three months ended June 30, 2015. The decrease in the average balance of interest-earning assets was primarily due to a significant decline in the average balance of residential mortgage loans, partially offset by increases in the average balances of mortgage-backed and other securities and multi-family and commercial real estate mortgage loans. The decrease in the average yield on interest-earning assets was primarily due to a lower average yield on multi-family and commercial real estate mortgage loans.

Interest income on residential mortgage loans decreased $5.7 million to $45.7 million for the three months ended June 30, 2016, from $51.4 million for the three months ended June 30, 2015, due to a decrease of $820.2 million in the average balance to $5.77 billion for the three months ended June 30, 2016, from $6.59 billion for the three months ended June 30, 2015, partially offset by a slight increase in the average yield to 3.17% for the three months ended June 30, 2016, from 3.12% for the three months ended June 30, 2015.

The decrease in the average balance of residential mortgage loans reflected the continued decline of this portfolio as repayments outpaced our originations over the past year. The increase in the average yield was primarily due to the impact of the upward repricing of our ARM loans, reflecting slightly higher short-term market interest rates, and the decrease in net premium and deferred loan origination cost amortization to $2.5 million for the three months ended June 30, 2016, from $3.1 million for the three months ended June 30, 2015, offset by new originations at lower interest rates than the interest rates on loans repaid over the past year.

Interest income on multi-family and commercial real estate mortgage loans decreased $2.0 million to $46.6 million for the three months ended June 30, 2016, from $48.6 million for the three months ended June 30, 2015, due to a decrease in the average yield to 3.79% for the three months ended June 30, 2016, from 4.04% for the three months ended June 30, 2015, partially offset by an increase of $110.4 million in the average balance to $4.92 billion for the three months ended June 30, 2016, from $4.81 billion for the three months ended June 30, 2015. The increase in the average balance of multi-family and commercial real estate loans was attributable to originations of such loans which exceeded repayments over the past year. The decrease in the average yield was primarily due to new originations at interest rates below the weighted average interest rate of the portfolio as well as the interest rates on loans repaid and lower prepayment penalties collected in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Prepayment penalties decreased to $1.7 million for the three months ended June 30, 2016, compared to $3.6 million for the three months ended June 30, 2015.

Interest income on mortgage-backed and other securities increased $2.2 million to $17.4 million for the three months ended June 30, 2016, from $15.2 million for the three months ended June 30, 2015, primarily due to an increase of $332.6 million in the average balance of the portfolio to $2.88 billion for the three months ended June 30, 2016, from $2.55 billion for the three months ended June 30, 2015, reflecting securities purchases over the past year in excess of repayments and sales.

Interest income decreased $10.6 million to $228.7 million for the six months ended June 30, 2016, from $239.4 million for the six months ended June 30, 2015, due to a decrease of $488.7 million in the average balance of interest-earning assets to $14.09 billion for the six months ended June 30, 2016, from $14.58 billion for the six ended June 30, 2015, coupled with a decrease in the average yield on interest-earning assets to 3.25% for the six months ended June 30, 2016, from 3.28% for the six months ended June 30, 2015.

Interest income on residential mortgage loans decreased $12.2 million to $93.1 million for the six months ended June 30, 2016, from $105.3 million for the six months ended June 30, 2015, due to a decrease of $837.3 million in the average balance to $5.86 billion for the six months ended June 30, 2016, from $6.70 billion for the six months ended June 30, 2015, partially offset by a slight increase in the average yield to 3.17% for the six months ended June 30, 2016, from 3.14% for the six months ended June 30, 2015. Net premium and deferred loan origination cost amortization totaled $4.7 million for the six months ended June 30, 2016, from $5.7 million for the six months ended June 30, 2015.

Interest income on multi-family and commercial real estate mortgage loans decreased $2.7 million to $93.4 million for the six months ended June 30, 2016, from $96.1 million for the six months ended June 30, 2015, due to a decrease in the average yield to 3.81% for the six months ended June 30, 2016, from 3.99% for the six months ended June 30, 2015, partially offset by an increase of $78.4 million in the average balance to $4.90 billion for the six months ended June 30, 2016, from $4.82 billion for the six months ended June 30, 2015. Prepayment penalties decreased to $3.7 million for the six months ended June 30, 2016, compared to $5.9 million for the six months ended June 30, 2015.

Interest income on mortgage-backed and other securities increased $4.0 million to $34.3 million for the six months ended June 30, 2016, from $30.3 million for the six months ended June 30, 2015, primarily due to an increase of $278.8 million in the average balance of the portfolio to $2.81 billion for the six months ended June 30, 2016, from $2.53 billion for the six months ended June 30, 2015, reflecting securities purchases over the past year in excess of repayments and sales.

Except as noted above, the principal reasons for the changes in the average yields and average balances of the various assets noted above for the six months ended June 30, 2016 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2016.

Interest Expense

Interest expense decreased $3.3 million to $30.6 million for the three months ended June 30, 2016, from $33.9 million for the three months ended June 30, 2015, due to a decrease of $469.4 million in the average balance of interest-bearing liabilities to $12.89 billion for the three months ended June 30, 2016, from $13.36 billion for the three months ended June 30, 2015, coupled with a decrease in the average cost of interest-bearing liabilities to 0.95% for the three months ended June 30, 2016, from 1.01% for the three months ended June 30, 2015. The decrease in the average balance of interest-bearing liabilities is primarily due to the decreases in the average balances of certificates of deposit and borrowings. The decrease in the average cost of interest-bearing liabilities primarily reflected a decrease in the average cost of certificates of deposit, partially offset by an increase in the average cost of borrowings.

Interest expense on total deposits decreased $3.3 million to $6.6 million for the three months ended June 30, 2016, from $9.9 million for the three months ended June 30, 2015, due to a decrease of $331.0 million in the average balance of total deposits to $8.97 billion for the three months ended June 30, 2016, from $9.30 billion for the three months ended June 30, 2015, coupled with a decrease in the average cost to 0.29% for the three months ended June 30, 2016, from 0.43% for the three months ended June 30, 2015. The decreases in the average balance and average cost of total deposits was primarily due to decreases in the average balance and average cost of certificates of deposit, partially offset by an increase in the average balance of money market accounts and NOW and demand deposit. The decrease in the average balance of certificates of deposit and the increase in the average balance of money market accounts were reflective of our efforts to reposition the liability mix of our balance sheet to increase our core deposits and reduce certificates of deposit.

Interest expense on certificates of deposit decreased $3.6 million to $4.3 million for the three months ended June 30, 2016, from $7.9 million for the three months ended June 30, 2015, due to a decrease of $642.5 million in the average balance, coupled with a decrease in the average cost to 0.98% for the three months ended June 30, 2016, from 1.32% for the three months ended June 30, 2015. The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher interest rates maturing and being replaced at lower interest rates. During the three months ended June 30, 2016, $331.6 million of certificates of deposit, with a weighted average interest rate of 0.78% and a weighted average maturity at inception of 25 months, matured and $237.7 million of certificates of deposit were issued or repriced, with a weighted average interest rate of 0.34% and a weighted average maturity at inception of 16 months.

Interest expense on borrowings increased $145,000 to $24.1 million for the three months ended June 30, 2016, from $23.9 million for the three months ended June 30, 2015, due to an increase in the average cost to 2.46% for the three months ended June 30, 2016, from 2.36% for the three months ended June 30, 2015, partially offset by a decrease of $138.4 million in the average balance to $3.91 billion for the three months ended June 30, 2016, from $4.05 billion for the three months ended June 30, 2015. The increase in the average cost of borrowings for the 2016 second quarter compared to the 2015 second quarter was primarily due to an increase in short term interest rates, resulting from the increase in the federal funds rate in December 2015.

Interest expense decreased $6.1 million to $62.4 million for the six months ended June 30, 2016, from $68.5 million for the six months ended June 30, 2015, due to a decrease of $547.9 million in the average balance of interest-bearing liabilities to $12.93 billion for the six months ended June 30, 2016, from $13.48 billion for the six months ended June 30, 2015, coupled with a decrease in the average cost of interest-bearing liabilities to 0.96% for the six months ended June 30, 2016, from 1.02% for the six months ended June 30, 2015.

Interest expense on total deposits decreased $6.7 million to $14.0 million for the six months ended June 30, 2016, from $20.7 million for the six months ended June 30, 2015, due to a decrease of $342.5 million in the average balance of total deposits to $8.99 billion for the six months ended June 30, 2016, from $9.34 billion for the six months ended June 30, 2015, coupled with a decrease in the average cost to 0.31% for the six months ended June 30, 2016, from 0.44% for the six months ended June 30, 2015.

Interest expense on certificates of deposit decreased $7.1 million to $9.5 million for the six months ended June 30, 2016, from $16.6 million for the six months ended June 30, 2015, due to a decrease of $643.7 million in the average balance, coupled with a decrease in the average cost to 1.04% for the six months ended June 30, 2016, from 1.34% for the six months ended June 30, 2015. During the six months ended June 30, 2016, $795.6 million of certificates of deposit, with a weighted average interest rate of 1.05% and a weighted average maturity at inception of 29 months, matured and $499.4 million of certificates of deposit were issued or repriced, with a weighted average interest rate of 0.39% and a weighted average maturity at inception of 18 months.

Interest expense on borrowings increased $553,000 to $48.4 million for the six months ended June 30, 2016, from $47.8 million for the six months ended June 30, 2015, due to an increase in the average cost to 2.46% for the six months ended June 30, 2016, from 2.31% for the six months ended June 30, 2015, partially offset by a decrease of $205.5 million in the average balance to $3.94 billion for the six months ended June 30, 2016, from $4.14 billion for the six months ended June 30, 2015.

Except as noted above, the principal reasons for the changes in the average costs and average balances of the various liabilities noted above for the six months ended June 30, 2016 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2016.

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

We recorded a provision for loan losses credited to operations of $3.0 million for the three months ended June 30, 2016 and $6.1 million for the six months ended June 30, 2016. This compares to a provision for loan losses credited to operations of $3.0 million for the three months ended June 30, 2015 and $3.3 million for the six months ended June 30, 2015. We had net loan charge-offs of $1.2 million for the three months ended June 30, 2016 and $1.9 million for the six months ended June 30, 2016. This compares to net loan charge-offs of $33,000 for the three months ended June 30, 2015 and $790,000 for the six months ended June 30, 2015. Our allowance for loan losses decreased to $90.0 million at June 30, 2016, representing 0.83% of total loans, compared to $98.0 million, or 0.88% of total loans, at December 31, 2015. We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the contraction of the overall loan portfolio, the continued improvement in our loan loss experience, as well as reductions in the balances of certain loan classes we believe bear higher risk, such as residential interest-only loans, residential mortgage loans originated prior to 2008 and multi-family and commercial real estate mortgage loans originated prior to 2011, and the quality of our loan originations.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality” and Note 4 of Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, “Financial Statements (Unaudited).”

Non-Interest Income

Non-interest income decreased $3.4 million to $11.9 million for the three months ended June 30, 2016, from $15.3 million for the three months ended June 30, 2015, and decreased $5.0 million to $23.3 million for the six months ended June 30, 2016, from $28.3 million for the six months ended June 30, 2015. These decreases primarily reflected declines in customer service fees and mortgage banking income, net.

Customer service fees decreased $1.4 million to $7.5 million for the three months ended June 30, 2016, from $8.9 million for the three months ended June 30, 2015, and decreased $2.6 million to $14.5 million for the six months ended June 30, 2016, from $17.1 million for the six months ended June 30, 2015. These declines were primarily due to the discontinuation of one of our deposit programs in the middle of the third quarter of 2015 coupled with lower commission income on sales of annuity products and checking account charges, including overdraft charges, during the three and six months ended June 30, 2016 compared to the 2015 periods.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR valuation, decreased $1.9 million to $155,000 for the three months ended June 30, 2016, from $2.1 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, mortgage banking income, net, decreased $2.3 million to $118,000, from $2.4 million for the six months ended June 30, 2015. These decreases were primarily due to provisions recorded in the valuation allowance for the impairment of MSR for the three and six months ended June 30, 2016 compared to recoveries recorded for the 2015 periods. The provisions recorded in the 2016 periods were reflective of increases in the weighted average constant prepayment rate on mortgages, and corresponding decreases in the estimated weighted average life of the servicing portfolio, at June 30, 2016 compared to March 31, 2016 and December 31, 2015, primarily attributable to the decrease in U.S. Treasury rates during the first half of 2016.

Non-Interest Expense

Non-interest expense decreased $1.9 million to $70.0 million for the three months ended June 30, 2016, from $71.9 million for the three months ended June 30, 2015, primarily due to decreases in federal deposit insurance premium expense and compensation and benefits expense, partially offset by increases in advertising expenses. For the six months ended June 30, 2016, non-interest expense decreased $2.4 million to $139.6 million, compared to $142.0 million for the six months ended June 30, 2015, reflecting decreases in federal deposit insurance premium expense, advertising expense, other non-interest expense and occupancy, equipment and systems expense, which were largely offset by an increase in compensation and benefits expense. Our percentage of general and administrative expense to average assets, annualized, was 1.87% for the three months ended June 30, 2016 and 1.86% for the six months ended June 30, 2016, compared to 1.87% for the three months ended June 30, 2015 and 1.83% for the six months ended June 30, 2015.

Federal deposit insurance premium expense decreased $1.3 million to $3.0 million for the three months ended June 30, 2016, compared to $4.3 million for the three months ended June 30, 2015, and decreased $1.9 million to $6.6 million for the six months ended June 30, 2016, compared to $8.5 million for the six months ended June 30, 2015, primarily due to a reduction in our assessment rate and a reduction in our assessment base.

Compensation and benefits expense decreased $1.0 million to $36.7 million for the three months ended June 30, 2016, from $37.7 million for the three months ended June 30, 2015, and increased $1.1 million to $75.0 million for the six months ended June 30, 2016, compared to $73.9 million for the six months ended June 30, 2015. Increases in incentive compensation and employee benefit costs, such as life insurance, pension and matching 401(k) contributions, were more than offset by declines in stock-based compensation and salaries resulting in the decline in compensation and benefits for the 2016 second quarter compared to the 2015 second quarter. For the first half of 2016, compared to the first half 2015, the increase in compensation and benefits primarily reflected the increases in incentive compensation and employee benefit costs which was partially offset by the decline in stock-based compensation.

Occupancy equipment and systems expense decreased $407,000 to $38.2 million for the six months ended June 30, 2016, compared to $38.6 million for the six months ended June 30, 2015, primarily due to a decline in office building expenses, partially offset by increases in leasehold amortization, computer equipment and data processing expenses. Advertising expense increased $217,000 to $3.0 million for the three months ended June 30, 2016, compared to $2.8 million for the three months ended June 30, 2015, and decreased $594,000 to $4.5 million for the six months ended June 30, 2016, compared to $5.1 million for the six months ended June 30, 2015. Other non-interest expense increased $347,000 to $8.5 million for the three months ended June 30, 2016, compared to $8.1 million for the three months ended June 30, 2015, primarily due to increases in REO related expenses, charitable contributions and OCC assessment expense, coupled with merger related expenses in 2016. These increases were partially offset by declines in various other expenses, including consulting fees, checking account expense related to the customer value program discontinued in 2015, legal fees and other expenses. For the six months ended June 30, 2016, declines in these various other expenses were partially offset by increases in OCC assessment expense and charitable contributions and merger related expenses, resulting in an increase in other expenses to $15.3 million, compared to $15.8 million for the six months ended June 30, 2015.

Income Tax Expense

For the three months ended June 30, 2016, income tax expense totaled $9.6 million, representing an effective tax rate of 34.4%, and for the six months ended June 30, 2016, income tax expense totaled $19.3 million, representing an effective tax rate of 34.4%.

On April 13, 2015, the 2015 NY State legislation was signed into law that, among other things, conformed NY City banking income tax laws to the 2014 NY State legislation. The 2015 NY State legislation was effective retroactively to tax years beginning on or after January 1, 2015. In addition, on June 30, 2015, the State of Connecticut enacted tax legislation which, for us, resulted in an increased apportionment of income subject to Connecticut taxation. The result of these legislative changes was an increase in our net deferred tax asset in the statement of financial condition with a corresponding reduction in income tax expense of $11.4 million in the 2015 second quarter. Income tax expense resulting from current operations of $11.6 million for the 2015 second quarter, representing an effective tax rate of 36.6%, and $21.1 million for the first half of 2015, representing an effective tax rate of 35.0%, was partially offset by the impact of these changes in tax legislation, resulting in income tax expense of $152,000 for the three months ended June 30, 2015 and $9.7 million for the six months ended June 30, 2015.

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

As a result of our continuing efforts to reposition the asset mix of our balance sheet, we have experienced increases in our multi-family and commercial real estate mortgage loan portfolio and declines in our residential mortgage loan portfolio over the past few years. Our multi-family mortgage loan portfolio increased to represent 38% of our total loan portfolio at June 30, 2016, compared to 36% at December 31, 2015. In contrast, our residential mortgage loan portfolio decreased to represent 52% of our total loan portfolio at June 30, 2016, compared to 54% at December 31, 2015. At June 30, 2016 and December 31, 2015, our commercial real estate mortgage loan portfolio represented 7% of our total loan portfolio, with the remainder of our portfolio consisting of consumer and other loans.

We continue to adhere to prudent underwriting standards.  We underwrite our residential mortgage loans primarily based upon our evaluation of the borrower’s ability to pay.  We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.  Additionally, we do not originate one-year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  Interest-only loans in our portfolio require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term. During the 2010 third quarter, we stopped offering interest-only loans.  At June 30, 2016, $1.42 billion of residential mortgage loans originated in prior years as interest-only loans were included in our portfolio of amortizing residential mortgage loans as a result of a refinance with us or through the conversion to amortizing loans at the end of their initial interest-only period, of which $187.6 million were refinanced or converted to amortizing loans during the six months ended June 30, 2016. Non-performing amortizing residential mortgage loans at June 30, 2016 included $80.0 million of loans originated as interest-only loans that are amortizing as a result of a refinance with us or through the conversion to amortizing at the end of their initial interest-only period. Reduced documentation loans in our portfolio are comprised primarily of SIFA (stated income, full asset) loans.  To a lesser extent, reduced documentation loans in our portfolio also include SISA (stated income, stated asset) loans.  During the 2007 fourth quarter, we stopped offering reduced documentation loans.

The following table provides further details on the composition of our residential mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At June 30, 2016		At December 31, 2015
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Residential mortgage loans:
Full documentation interest-only (1)	$337,170	5.99%	$432,288	7.19%
Full documentation amortizing	4,488,373	79.67	4,697,966	78.10
Reduced documentation interest-only (1)(2)	182,264	3.24	303,231	5.04
Reduced documentation amortizing (2)	625,614	11.10	581,930	9.67
Total residential mortgage loans	$5,633,421	100.00%	$6,015,415	100.00%

(1)
Includes interest-only hybrid ARM loans originated prior to 2007 which were underwritten at the initial note rate, which may have been a discounted rate, totaling $200.1 million at June 30, 2016 and $388.0 million at December 31, 2015.

(2)	Includes SISA loans totaling $124.3 million at June 30, 2016 and $135.7 million at December 31, 2015.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At June 30, 2016	At December 31, 2015
Non-performing loans (1) (2):
Mortgage loans:
Residential	$137,507	$120,336
Multi-family	8,289	6,833
Commercial real estate	3,349	3,939
Consumer and other loans	6,046	7,108
Total non-performing loans	155,191	138,216
REO, net (3)	14,940	19,798
Total non-performing assets	$170,131	$158,014
Non-performing loans to total loans	1.43%	1.24%
Non-performing loans to total assets	1.03	0.92
Non-performing assets to total assets	1.13	1.05
Allowance for loan losses to non-performing loans	57.99	70.90
Allowance for loan losses to total loans	0.83	0.88
_______________________________________________

(1)
Non-performing loans, substantially all of which are non-accrual loans, included loans modified in a TDR totaling $66.2 million at June 30, 2016 and $61.0 million at December 31, 2015. Non-performing loans exclude loans held-for-sale and loans which have been modified in a TDR that have been returned to accrual status.

(2)
Includes mortgage loans 90 days or more past due, primarily as to their maturity date but not their interest due, and still accruing interest totaling $2.4 million at June 30, 2016 and $332,000 at December 31, 2015.

(3)
At June 30, 2016, REO, all of which were residential properties, is net of a valuation allowance of $994,000. At December 31, 2015, REO is net of a valuation allowance of $1.3 million and included residential properties with a carrying value of $17.8 million.

Total non-performing assets increased $12.1 million to $170.1 million at June 30, 2016 compared to $158.0 million at December 31, 2015, due to an increase in non-performing loans, partially offset by a decrease in REO, net. The ratio of non-performing assets to total assets increased to 1.13% at June 30, 2016, compared to 1.05% at December 31, 2015, primarily due to the increase in non-performing assets.

Non-performing loans, which are comprised primarily of mortgage loans and exclude loans held-for-sale, increased $17.0 million to $155.2 million at June 30, 2016, compared to $138.2 million at December 31, 2015. The ratio of non-performing loans to total loans was 1.43% at June 30, 2016, compared to 1.24% at December 31, 2015. The increase in non-performing loans at June 30, 2016 compared to December 31, 2015 was primarily attributable to an increase in non-performing residential mortgage loans, comprised primarily of loans recently converted from interest-only to amortizing, as well as, to a lesser degree, an increase in non-performing multi-family and commercial real estate mortgage loans. The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages related to our non-performing loans are generally higher than the allowance coverage percentages related to our performing loans. In evaluating our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral. REO, net, decreased $4.9 million to $14.9 million at June 30, 2016, compared to $19.8 million at December 31, 2015, reflecting an excess of the volume of REO sold over the volume of loans that shifted from non-performing delinquent loans to REO through the completion of the foreclosure process during the six months ended June 30, 2016.

We may agree, in certain instances, to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR.  Modifications as a result of a TDR may include, but are not limited to, interest rate modifications, payment deferrals, restructuring of payments to interest-only from amortizing and/or extensions of maturity dates.  Modifications which result in insignificant payment delays and payment shortfalls are generally not classified as a TDR. Residential mortgage loans discharged in a Chapter 7 bankruptcy filing are also reported as loans modified in a TDR as relief granted by a court is also viewed as a concession to the borrower in the loan agreement.  Loans modified in a TDR are individually classified as impaired and are initially placed on non-accrual status regardless of their delinquency status and reported as non-performing loans.  Loans modified in a TDR which are included in non-performing loans totaled $66.2 million at June 30, 2016 and $61.0 million at December 31, 2015, of which $44.5 million at June 30, 2016 and $47.6 million at December 31, 2015 were current or less than 90 days past due. Loans modified in a TDR remain as non-performing loans in non-accrual status until we determine that future collection of principal and interest is reasonably assured.  Where we have agreed to modify the contractual terms of a borrower’s loan, we require the borrower to demonstrate performance according to the restructured terms, generally for a period of at least six months, prior to returning the loan to accrual status.  Loans modified in a TDR which have been returned to accrual status are excluded from non-performing loans, but remain classified as impaired.  Restructured accruing loans totaled $89.7 million at June 30, 2016 and $101.8 million at December 31, 2015.

We discontinue accruing interest on loans when they become 90 days past due as to their payment due date and at the time a loan is deemed a TDR.  We may also discontinue accruing interest on certain other loans because of deterioration in financial or other conditions of the borrower.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and, presuming we deem the remaining recorded investment in the loan to be fully collectible, income is recognized only to the extent cash is received until a return to accrual status is warranted.  In some circumstances, we may continue to accrue interest on mortgage loans 90 days or more past due, primarily as to their maturity date but not their interest due.  In other cases, we may defer recognition of income until the principal balance has been recovered.  If all non-accrual loans at June 30, 2016 and 2015 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $3.1 million for the six months ended June 30, 2016 and $2.5 million for the six months ended June 30, 2015.  Actual payments recorded as interest income, with respect to such loans, totaled $1.3 million for the six months ended June 30, 2016 and $1.4 million for the six months ended June 30, 2015.

In addition to non-performing loans, we had $94.8 million of potential problem loans at June 30, 2016, including $52.9 million of residential mortgage loans and $41.4 million of multi-family and commercial real estate mortgage loans, compared to $131.5 million of potential problem loans at December 31, 2015, including $80.1 million of residential mortgage loans and $50.9 million of multi-family and commercial real estate mortgage loans. Such loans include loans 60-89 days past due and accruing interest and certain other internally adversely classified loans.

Non-performing residential mortgage loans continue to include a greater concentration of reduced documentation loans as compared to the entire residential mortgage loan portfolio. Reduced documentation loans represented only 14% of the residential mortgage loan portfolio, yet represented 48% of non-performing residential mortgage loans at June 30, 2016. The following table provides further details on the composition of our non-performing residential mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At June 30, 2016		At December 31, 2015
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-performing residential mortgage loans:
Full documentation interest-only	$17,764	12.92%	$18,375	15.27%
Full documentation amortizing	54,052	39.31	44,529	37.01
Reduced documentation interest-only	19,421	14.12	27,572	22.91
Reduced documentation amortizing	46,270	33.65	29,860	24.81
Total non-performing residential mortgage loans (1)	$137,507	100.00%	$120,336	100.00%

(1)
Includes $41.4 million of loans less than 90 days past due at June 30, 2016, of which $36.1 million were current, and includes $46.5 million of loans less than 90 days past due at December 31, 2015, of which $37.7 million were current.

The following table provides details on the geographic composition of both our total and non-performing residential mortgage loans at June 30, 2016.

	Residential Mortgage Loans At June 30, 2016
(Dollars in Millions)	Total Loans	Percent of Total Loans	Total Non-Performing Loans (1)	Percent of Total Non-Performing Loans	Non-Performing Loans as Percent of State Totals
State:
New York	$1,709.0	30.3%	$13.3	9.7%	0.78%
Connecticut	550.6	9.8	16.6	12.1	3.01
Massachusetts	465.0	8.2	4.9	3.6	1.05
Illinois	449.4	8.0	16.9	12.3	3.76
Virginia	434.7	7.7	14.9	10.8	3.43
New Jersey	415.6	7.4	25.5	18.5	6.14
Maryland	369.2	6.5	21.9	15.9	5.93
California	303.5	5.4	12.4	9.0	4.09
Washington	201.4	3.6	0.7	0.5	0.35
Texas	133.6	2.4	—	—	—
All other states (2)(3)	601.4	10.7	10.4	7.6	1.73
Total	$5,633.4	100.0%	$137.5	100.0%	2.44%

(1)	Includes $41.4 million of loans which were current or less than 90 days past due.

(2)	Includes 25 states and Washington, D.C.

(3)	Includes Florida with $94.8 million of total loans, of which $2.8 million were non-performing loans.

At June 30, 2016, substantially all of our multi-family and commercial real estate mortgage loans and all of our non-performing multi-family and commercial real estate mortgage loans were secured by properties located in the New York metropolitan area.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
At June 30, 2016:
Mortgage loans:
Residential	214	$61,596	56	$17,392	296	$96,099
Multi-family	31	4,997	8	1,587	15	3,153
Commercial real estate	2	411	3	1,820	1	1,702
Consumer and other loans	43	2,668	14	541	43	5,775
Total delinquent loans	290	$69,672	81	$21,340	355	$106,729
Delinquent loans to total loans		0.64%		0.20%		0.98%

At December 31, 2015:
Mortgage loans:
Residential	270	$84,841	68	$20,965	244	$73,833
Multi-family	20	2,387	11	2,692	14	2,441
Commercial real estate	2	487	2	1,689	1	572
Consumer and other loans	76	2,358	22	502	50	7,108
Total delinquent loans	368	$90,073	103	$25,848	309	$83,954
Delinquent loans to total loans		0.81%		0.23%		0.75%

Delinquent loans totaled $197.7 million at June 30, 2016, a decrease of $2.2 million compared to $199.9 million at December 31, 2015. The decrease in total delinquent loans at June 30, 2016 compared to December 31, 2015 includes a decrease of $4.6 million in delinquent residential mortgage loans primarily due to a decrease in loans which were 30-89 days past due, partially offset by an increase in loans which were 90 days or more past due. The decrease in delinquent residential mortgage loans was partially offset by an increase of $2.2 million in delinquent multi-family mortgage loans due primarily to an increase in loans which were 30-59 days past due.

Allowance for Loan Losses

The following table summarizes activity in the allowance for loan losses.

(In Thousands)	For the Six Months Ended June 30, 2016
Balance at January 1, 2016	$98,000
Provision credited to operations	(6,133)
Charge-offs:
Residential	(3,491)
Multi-family	(409)
Commercial real estate	(63)
Consumer and other loans	(860)
Total charge-offs	(4,823)
Recoveries:
Residential	1,280
Multi-family	1,523
Consumer and other loans	153
Total recoveries	2,956
Net charge-offs	(1,867)
Balance at June 30, 2016	$90,000

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio. We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time. Our 2016 second quarter analysis of loss severity on residential mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO or a short sale) to the loan’s original principal balance, indicated an average loss severity of approximately 28%, compared to approximately 27% in our 2016 first quarter analysis and our 2015 fourth quarter analysis. Our analysis in the 2016 second quarter involved a review of residential REO sales and short sales which occurred during the 12 months ended March 31, 2016, and included both full documentation and reduced documentation loans in a variety of states with varying years of origination. Our 2016 second quarter analysis of charge-offs on multi-family and commercial real estate mortgage loans, which generally related to certain delinquent and non-performing loans transferred to held-for-sale and loans modified in a TDR during the 12 months ended March 31, 2016, indicated an average loss severity of approximately 31%, compared to approximately 29% in our 2016 first quarter analysis and approximately 27% in our 2015 fourth quarter analysis. We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses. However, the uniqueness of each multi-family and commercial real estate loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses. We also consider the growth in our multi-family and commercial real estate mortgage loan portfolio in evaluating the adequacy of the allowance for loan losses. The ratio of the allowance for loan losses to non-performing loans was approximately 58% at June 30, 2016, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses.

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2016 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The Gap Table includes $1.95 billion of borrowings, which are callable within one year and on a quarterly basis thereafter, classified according to their maturity dates, the majority of which are in the more than three years to five years category. In addition, the Gap Table includes callable securities maturing in five years or more with an amortized cost of $251.3 million, substantially all of which are callable within one year, of which $159.9 million are classified according to their projected call dates within one year and $91.4 million are classified according to their maturity dates. The classification of callable borrowings and securities according to their maturity or projected call dates is based on the market value analytics of our interest rate risk model.  As indicated in the Gap Table, our one-year interest rate sensitivity gap at June 30, 2016 was positive 4.10% compared to positive 2.19% at December 31, 2015.

	At June 30, 2016
(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$4,191,293	$2,660,690	$1,779,266	$1,851,446	$10,482,695
Consumer and other loans (1)	221,107	16,184	9,779	5,042	252,112
Interest-earning cash accounts	97,170	—	—	—	97,170
Securities available-for-sale (2)	100,495	63,919	33,396	152,840	350,650
Securities held-to-maturity	557,334	497,178	306,423	1,316,995	2,677,930
FHLB-NY stock	—	—	—	137,909	137,909
Total interest-earning assets	5,167,399	3,237,971	2,128,864	3,464,232	13,998,466
Interest-bearing liabilities:
Savings	325,364	414,957	288,940	1,075,714	2,104,975
Money market	1,337,467	802,413	535,055	—	2,674,935
NOW and demand deposit	100,903	229,013	203,454	1,930,332	2,463,702
Certificates of deposit	719,272	465,825	522,421	—	1,707,518
Borrowings, net	2,068,487	700,000	1,250,000	—	4,018,487
Total interest-bearing liabilities	4,551,493	2,612,208	2,799,870	3,006,046	12,969,617
Interest rate sensitivity gap	615,906	625,763	(671,006)	458,186	$1,028,849
Cumulative interest rate sensitivity gap	$615,906	$1,241,669	$570,663	$1,028,849

Cumulative interest rate sensitivity gap as a percentage of total assets	4.10%	8.27%	3.80%	6.85%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	113.53%	117.33%	105.73%	107.93%
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

We perform analyses of interest rate increases and decreases of up to 400 basis points (when reasonably practical) over various time horizons although changes in interest rates of 200 basis points over a one year horizon is a more common and reasonable scenario for analytical purposes. Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the 12 month period beginning July 1, 2016 would decrease by approximately 1.99% from the base projection. At December 31, 2015, in the up 200 basis point scenario, our projected net interest income for the 12 month period beginning January 1, 2016 would have decreased by approximately 2.09% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points through quarterly parallel decrements of 25 basis points, subject to floors, that have been established based on historical observation, our projected net interest income for the 12 month period beginning July 1, 2016 would decrease by approximately 0.71% from the base projection. At December 31, 2015, in the down 100 basis point scenario, our projected net interest income for the 12 month period beginning January 1, 2016 would have decreased by approximately 2.12% from the base projection.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot necessarily be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  Accordingly, although our net interest income sensitivity analyses may provide an indication of our interest rate risk exposure, such analyses may not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results may differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from bank owned life insurance and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the 12 month period beginning July 1, 2016 would increase by approximately $3.9 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the 12 month period beginning July 1, 2016 would decrease by approximately $2.5 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and net interest income sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2015 Annual Report on Form 10-K.

ITEM 4.    Controls and Procedures

Monte N. Redman, our President and Chief Executive Officer, and Frank E. Fusco, our Senior Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2016.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

City of New York Notices of Determination
By “Notice of Determination” dated September 14, 2010 and August 26, 2011, or the 2010 and 2011 Notices, the City of New York notified us of alleged tax deficiencies in the amount of $13.3 million, including interest and penalties, related to our 2006 through 2008 tax years.  The deficiencies related to our operation of Fidata Service Corp., or Fidata, and Astoria Federal Mortgage Corp., or AF Mortgage, subsidiaries of Astoria Bank. We disagreed with the assertion of the tax deficiencies, and hearings on the 2010 and 2011 Notices were held before the New York City Tax Appeals Tribunal, or the NYC Tax Appeals Tribunal, in March and April 2013. On October 29, 2014, an Administrative Law Judge with the NYC Tax Appeals Tribunal issued a decision favorable to us canceling the 2010 and 2011 Notices, which decision was appealed by the City of New York. In addition, by “Notice of Determination” dated November 19, 2014, or the 2014 Notice, the City of New York notified us of an alleged tax deficiency in the amount of $6.1 million, including interest and penalties, related to our 2009 and 2010 tax years, and by “Notice of Determination” dated August 5, 2015, or the 2015 Notice, the City of New York notified us of an alleged tax deficiency in the amount of $2.1 million, including interest and penalties, related to our 2011 through 2013 tax years. The bases of the 2014 Notice and the 2015 Notice were substantially the same as that of the 2010 and 2011 Notices, which we similarly opposed. The proceedings relating to the 2014 Notice and the 2015 Notice were adjourned in 2015 pending the resolution of the proceedings with respect to the 2010 and 2011 Notices, as the outcome of those proceedings was expected to be determinative of some or all of the issues in the proceedings with respect to the 2014 Notice and the 2015 Notice.

On May 19, 2016, the NYC Tax Appeals Tribunal issued a decision affirming the Administrative Law Judge's original decision regarding the 2010 and 2011 Notices, which the City of New York cannot appeal, resulting in the tax years 2006 through 2008 being closed. Following the NYC Tax Appeals Tribunal's decision canceling the 2010 and 2011 Notices, the City of New York canceled the 2014 and 2015 Notices, resulting in tax years 2009 through 2013 being closed, with no additional tax liability.

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

Each of the actions seek, among other things, an order enjoining completion of the proposed Merger and an award of costs and attorneys’ fees. Certain of the actions also seek compensatory damages arising from the alleged breaches of fiduciary duty. The defendants believe these actions are without merit. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at June 30, 2016 with respect to these matters.

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

ITEM 1A.    Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2015 Annual Report on Form 10-K.  There were no material changes in risk factors relevant to our operations since December 31, 2015, except as discussed below.

The FASB’s recently adopted ASU 2016-13 will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss model, or CECL. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At June 30, 2016, a maximum of 7,675,593 shares may yet be purchased under this plan.  Pursuant to the terms of the Merger Agreement, we may not repurchase shares of our common stock without the consent of NYCB. NYCB has agreed not to unreasonably withhold any such consent.

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

Astoria Financial Corporation

Dated:	August 5, 2016	By:	/s/	Monte N. Redman
Monte N. Redman
President and Chief Executive Officer

Dated:	August 5, 2016	By:	/s/	Frank E. Fusco
Frank E. Fusco
Senior Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Dated:	August 5, 2016	By:	/s/	John F. Kennedy
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