Form 10-Q
period 2016-09-30
ASTORIA FINANCIAL CORP
filed 2016-11-09
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, October 28, 2016
$0.01 Par Value	101,328,834

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	(Unaudited)
(In Thousands, Except Share Data)	At September 30, 2016	At December 31, 2015
Assets:
Cash and due from banks	$132,799	$200,538
Available-for-sale securities:
Encumbered	36,922	81,481
Unencumbered	271,309	335,317
Total available-for-sale securities	308,231	416,798
Held-to-maturity securities, fair value of $2,773,570 and $2,286,092, respectively:
Encumbered	1,162,662	1,123,480
Unencumbered	1,588,513	1,173,319
Total held-to-maturity securities	2,751,175	2,296,799
Federal Home Loan Bank of New York stock, at cost	130,820	131,137
Loans held-for-sale, net	5,550	8,960
Loans receivable	10,630,661	11,153,081
Allowance for loan losses	(87,700)	(98,000)
Loans receivable, net	10,542,961	11,055,081
Mortgage servicing rights, net	8,580	11,014
Accrued interest receivable	34,834	34,996
Premises and equipment, net	103,971	109,758
Goodwill	185,151	185,151
Bank owned life insurance	442,228	439,646
Real estate owned, net	14,592	19,798
Other assets	153,050	166,535
Total assets	$14,813,942	$15,076,211
Liabilities:
Deposits:
NOW and demand deposit	$2,478,959	$2,413,823
Money market	2,719,547	2,560,204
Savings	2,079,553	2,137,818
Certificates of deposit	1,649,585	1,994,182
Total deposits	8,927,644	9,106,027
Federal funds purchased	245,000	435,000
Reverse repurchase agreements	1,100,000	1,100,000
Federal Home Loan Bank of New York advances	2,220,000	2,180,000
Other borrowings, net	249,620	249,222
Mortgage escrow funds	143,383	115,435
Accrued expenses and other liabilities	220,633	227,079
Total liabilities	13,106,280	13,412,763
Stockholders’ Equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series C (150,000 shares authorized; and 135,000 shares issued and outstanding)	129,796	129,796
Common stock, $0.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 101,328,740 and 100,721,358 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	895,741	902,349
Retained earnings	2,078,990	2,045,391
Treasury stock (65,166,148 and 65,773,530 shares, at cost, respectively)	(1,344,603)	(1,357,136)
Accumulated other comprehensive loss	(53,927)	(58,617)
Total stockholders’ equity	1,707,662	1,663,448
Total liabilities and stockholders’ equity	$14,813,942	$15,076,211
See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands, Except Share Data)	2016	2015	2016	2015
Interest income:
Residential mortgage loans	$44,582	$49,899	$137,640	$155,236
Multi-family and commercial real estate mortgage loans	47,795	47,979	141,207	144,082
Consumer and other loans	2,456	2,208	7,263	6,640
Mortgage-backed and other securities	17,873	15,816	52,177	46,124
Interest-earning cash accounts	110	109	346	305
Federal Home Loan Bank of New York stock	1,526	1,407	4,434	4,390
Total interest income	114,342	117,418	343,067	356,777
Interest expense:
Deposits	6,463	8,577	20,482	29,250
Borrowings	24,238	24,107	72,606	71,922
Total interest expense	30,701	32,684	93,088	101,172
Net interest income	83,641	84,734	249,979	255,605
Provision for loan losses credited to operations	(995)	(4,439)	(7,128)	(7,749)
Net interest income after provision for loan losses	84,636	89,173	257,107	263,354
Non-interest income:
Customer service fees	7,107	8,322	21,637	25,404
Other loan fees	566	637	1,667	1,743
Gain on sales of securities	—	—	86	72
Mortgage banking income, net	916	132	1,034	2,535
Income from bank owned life insurance	2,294	2,222	6,919	6,598
Other	1,883	1,539	4,740	4,775
Total non-interest income	12,766	12,852	36,083	41,127
Non-interest expense:
General and administrative:
Compensation and benefits	37,725	38,356	112,686	112,292
Occupancy, equipment and systems	19,713	18,962	57,944	57,600
Federal deposit insurance premium	3,151	4,163	9,712	12,699
Advertising	742	2,784	5,213	7,849
Other	7,377	8,324	22,724	24,137
Total non-interest expense	68,708	72,589	208,279	214,577
Income before income tax expense	28,694	29,436	84,911	89,904
Income tax expense	10,003	10,530	29,319	20,260
Net income	18,691	18,906	55,592	69,644
Preferred stock dividends	2,194	2,194	6,582	6,582
Net income available to common shareholders	$16,497	$16,712	$49,010	$63,062

Basic earnings per common share	$0.16	$0.17	$0.48	$0.63
Diluted earnings per common share	$0.16	$0.17	$0.48	$0.63

Basic weighted average common shares outstanding	100,383,631	99,700,759	100,377,618	99,540,721
Diluted weighted average common shares outstanding	100,383,631	100,067,159	100,377,618	99,907,121

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015

Net income	$18,691	$18,906	$55,592	$69,644

Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on securities available-for-sale:
Net unrealized holding (loss) gain on securities arising during the period	(955)	2,903	3,588	2,148
Reclassification adjustment for gain on sales of securities included in net income	—	—	(51)	(43)
Net unrealized (loss) gain on securities available-for-sale	(955)	2,903	3,537	2,105

Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	356	442	1,068	1,328

Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	28	29	85	85

Total other comprehensive (loss) income, net of tax	(571)	3,374	4,690	3,518

Comprehensive income	$18,120	$22,280	$60,282	$73,162

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2016 and 2015

(In Thousands, Except Share Data)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss

Balance at December 31, 2015	$1,663,448	$129,796	$1,665	$902,349	$2,045,391	$(1,357,136)	$(58,617)

Net income	55,592	—	—	—	55,592	—	—
Other comprehensive income, net of tax	4,690	—	—	—	—	—	4,690
Dividends on preferred stock ($48.75 per share)	(6,582)	—	—	—	(6,582)	—	—
Dividends on common stock ($0.12 per share)	(12,161)	—	—	—	(12,161)	—	—
Sales of treasury stock (8,140 shares)	122	—	—	—	(46)	168	—
Restricted stock grants (685,872 shares)	—	—	—	(10,329)	(3,823)	14,152	—
Forfeitures of restricted stock (86,630 shares)	—	—	—	1,171	616	(1,787)	—
Stock-based compensation	2,518	—	—	2,515	3	—	—
Net tax benefit excess from stock-based compensation	35	—	—	35	—	—	—

Balance at September 30, 2016	$1,707,662	$129,796	$1,665	$895,741	$2,078,990	$(1,344,603)	$(53,927)

Balance at December 31, 2014	$1,580,070	$129,796	$1,665	$897,049	$1,992,833	$(1,375,322)	$(65,951)

Net income	69,644	—	—	—	69,644	—	—
Other comprehensive income, net of tax	3,518	—	—	—	—	—	3,518
Dividends on preferred stock ($48.75 per share)	(6,582)	—	—	—	(6,582)	—	—
Dividends on common stock ($0.12 per share)	(12,052)	—	—	—	(12,052)	—	—
Sales of treasury stock (479,751 shares)	6,124	—	—	—	(3,789)	9,913	—
Restricted stock grants (429,752 shares)	—	—	—	(5,608)	(3,273)	8,881	—
Forfeitures of restricted stock (63,716 shares)	—	—	—	747	569	(1,316)	—
Stock-based compensation	6,432	—	—	6,415	17	—	—
Net tax benefit excess from stock-based compensation	28	—	—	28	—	—	—

Balance at September 30, 2015	$1,647,182	$129,796	$1,665	$898,631	$2,037,367	$(1,357,844)	$(62,433)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
(In Thousands)	2016	2015
Cash flows from operating activities:
Net income	$55,592	$69,644
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on loans	8,021	9,018
Net amortization on securities and borrowings	6,260	7,067
Net provision for loan and real estate losses credited to operations	(6,226)	(6,703)
Depreciation and amortization	10,392	9,495
Net gain on sales of loans and securities	(1,690)	(1,567)
Mortgage servicing rights amortization and valuation allowance adjustments, net	3,321	1,941
Stock-based compensation	2,518	6,432
Deferred income tax expense (benefit)	2,753	(9,573)
Originations of loans held-for-sale	(84,425)	(90,841)
Proceeds from sales and principal repayments of loans held-for-sale	87,879	94,495
Decrease (increase) in accrued interest receivable	162	(141)
Bank owned life insurance income and insurance proceeds received, net	(2,582)	(6,598)
Decrease in other assets	7,544	7,647
(Decrease) increase in accrued expenses and other liabilities	(4,422)	2,611
Net cash provided by operating activities	85,097	92,927
Cash flows from investing activities:
Originations of loans receivable	(1,003,596)	(1,028,137)
Loan purchases through third parties	(247,680)	(187,821)
Principal payments on loans receivable	1,750,607	1,897,447
Proceeds from sales of delinquent and non-performing loans	2,457	7,483
Purchases of securities held-to-maturity	(1,155,291)	(425,463)
Purchases of securities available-for-sale	(30,000)	(113,833)
Principal payments on securities held-to-maturity	695,738	355,657
Principal payments on securities available-for-sale	120,895	34,736
Proceeds from sales of securities available-for-sale	23,065	19,026
Net redemptions of Federal Home Loan Bank of New York stock	317	12,067
Proceeds from sales of real estate owned, net	14,278	20,114
Purchases of premises and equipment, net of proceeds from sales	(4,605)	(9,098)
Net cash provided by investing activities	166,185	582,178
Cash flows from financing activities:
Net decrease in deposits	(178,383)	(456,448)
Net decrease in borrowings with original terms of three months or less	(455,000)	(182,000)
Repayments of borrowings with original terms greater than three months	(1,770,000)	—
Proceeds from borrowings with terms greater than three months	2,075,000	—
Net increase in mortgage escrow funds	27,948	29,165
Proceeds from sales of treasury stock	122	6,124
Cash dividends paid to stockholders	(18,743)	(18,634)
Net tax benefit excess from stock-based compensation	35	28
Net cash used in financing activities	(319,021)	(621,765)
Net (decrease) increase in cash and cash equivalents	(67,739)	53,340
Cash and cash equivalents at beginning of period	200,538	143,185
Cash and cash equivalents at end of period	$132,799	$196,525

Supplemental disclosures:
Interest paid	$88,581	$97,982
Income taxes paid	$18,253	$27,217
Additions to real estate owned	$9,974	$4,583
Loans transferred to held-for-sale	$1,872	$8,948

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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2016 and December 31, 2015, our results of operations and other comprehensive income for the three and nine months ended September 30, 2016 and 2015, changes in our stockholders’ equity for the nine months ended September 30, 2016 and 2015 and our cash flows for the nine months ended September 30, 2016 and 2015.  In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of September 30, 2016 and December 31, 2015, and amounts of revenues, expenses and other comprehensive income in the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2016 and 2015.  The results of operations and other comprehensive income for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations and other comprehensive income to be expected for the remainder of the year.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.

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

NYCB has informed us that based on discussions they have had with their regulators, they do not expect to receive, prior to the end of 2016, the regulatory approvals required to consummate the merger. Under the merger agreement, either NYCB or Astoria may terminate the agreement, without penalty, if the merger has not occurred by December 31, 2016. Astoria and NYCB remain committed to the transaction, but any extension to the end date or other modification under the merger agreement is subject to the discretionary approval of the Board of Directors of each company, and there can be no assurance that each Board will agree to any such extension or other modification.

3.    Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At September 30, 2016
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE (1) issuance REMICs and CMOs (2)	$263,153	$4,031	$(275)	$266,909
Non-GSE issuance REMICs and CMOs	1,856	4	(1)	1,859
GSE pass-through certificates	9,061	390	(1)	9,450
Total residential mortgage-backed securities	274,070	4,425	(277)	278,218
Obligations of GSEs	30,000	37	(26)	30,011
Fannie Mae stock	15	—	(13)	2
Total securities available-for-sale	$304,085	$4,462	$(316)	$308,231
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,119,583	$14,824	$(1,877)	$1,132,530
Non-GSE issuance REMICs and CMOs	194	—	(6)	188
GSE pass-through certificates	226,896	4,165	(427)	230,634
Total residential mortgage-backed securities	1,346,673	18,989	(2,310)	1,363,352
Multi-family mortgage-backed securities:
GSE issuance REMICs	964,778	9,583	(747)	973,614
Obligations of GSEs	359,357	629	(713)	359,273
Corporate Debt securities	80,000	325	(3,362)	76,963
Other	367	1	—	368
Total securities held-to-maturity	$2,751,175	$29,527	$(7,132)	$2,773,570

(1)	Government-sponsored enterprise

(2)	Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2015
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$331,099	$2,374	$(2,934)	$330,539
Non-GSE issuance REMICs and CMOs	3,048	13	(7)	3,054
GSE pass-through certificates	10,781	485	(2)	11,264
Total residential mortgage-backed securities	344,928	2,872	(2,943)	344,857
Obligations of GSEs	73,701	—	(1,762)	71,939
Fannie Mae stock	15	—	(13)	2
Total securities available-for-sale	$418,644	$2,872	$(4,718)	$416,798
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,361,907	$8,135	$(14,128)	$1,355,914
Non-GSE issuance REMICs and CMOs	198	—	(5)	193
GSE pass-through certificates	260,707	1,535	(3,413)	258,829
Total residential mortgage-backed securities	1,622,812	9,670	(17,546)	1,614,936
Multi-family mortgage-backed securities:
GSE issuance REMICs	434,587	1,255	(2,334)	433,508
Obligations of GSEs	178,967	220	(480)	178,707
Corporate debt securities	60,000	—	(1,493)	58,507
Other	433	1	—	434
Total securities held-to-maturity	$2,296,799	$11,146	$(21,853)	$2,286,092

The following tables set forth the estimated fair values of securities with gross unrealized losses at the dates indicated, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the dates indicated.

	At September 30, 2016
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$13,375	$(55)	$21,347	$(220)	$34,722	$(275)
Non-GSE issuance REMICs and CMOs	—	—	105	(1)	105	(1)
GSE pass-through certificates	—	—	120	(1)	120	(1)
Obligations of GSEs	14,974	(26)	—	—	14,974	(26)
Fannie Mae stock	—	—	2	(13)	2	(13)
Total temporarily impaired securities available-for-sale	$28,349	$(81)	$21,574	$(235)	$49,923	$(316)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$130,318	$(353)	$147,383	$(1,524)	$277,701	$(1,877)
Non-GSE issuance REMICs and CMOs	—	—	188	(6)	188	(6)
GSE pass-through certificates	—	—	65,629	(427)	65,629	(427)
Multi-family mortgage-backed securities:
GSE issuance REMICs	275,035	(747)	—	—	275,035	(747)
Obligations of GSEs	125,623	(713)	—	—	125,623	(713)
Corporate debt securities	57,151	(2,849)	9,488	(513)	66,639	(3,362)
Total temporarily impaired securities held-to-maturity	$588,127	$(4,662)	$222,688	$(2,470)	$810,815	$(7,132)

	At December 31, 2015
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$189,364	$(2,934)	$—	$—	$189,364	$(2,934)
Non-GSE issuance REMICs and CMOs	75	(2)	64	(5)	139	(7)
GSE pass-through certificates	97	(1)	103	(1)	200	(2)
Obligations of GSEs	24,602	(390)	47,337	(1,372)	71,939	(1,762)
Fannie Mae stock	—	—	2	(13)	2	(13)
Total temporarily impaired securities available-for-sale	$214,138	$(3,327)	$47,506	$(1,391)	$261,644	$(4,718)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$395,659	$(3,972)	$289,645	$(10,156)	$685,304	$(14,128)
Non-GSE issuance REMICs and CMOs	—	—	193	(5)	193	(5)
GSE pass-through certificates	56,503	(586)	106,738	(2,827)	163,241	(3,413)
Multi-family mortgage-backed securities:
GSE issuance REMICs	276,601	(2,334)	—	—	276,601	(2,334)
Obligations of GSEs	107,824	(480)	—	—	107,824	(480)
Corporate debt securities	58,507	(1,493)	—	—	58,507	(1,493)
Total temporarily impaired securities held-to-maturity	$895,094	$(8,865)	$396,576	$(12,988)	$1,291,670	$(21,853)

We held 84 securities which had an unrealized loss at September 30, 2016 and 129 securities which had an unrealized loss at December 31, 2015.  Securities in unrealized loss positions are analyzed as part of our ongoing assessment of other-than-temporary impairment. Our assertion regarding our intent not to sell, or that it is not more likely than not that we will be required to sell a security before its anticipated recovery, is based on a number of factors, including a quantitative estimate of the expected recovery period (which may extend to maturity), and our intended strategy with respect to the identified security or portfolio. If we do have the intent to sell, or believe it is more likely than not that we will be required to sell the security before its anticipated recovery, the unrealized loss is charged directly to earnings in the Consolidated Statements of Income and Comprehensive Income. Other factors considered in determining whether or not an impairment is temporary include the severity of the impairment; the duration of the impairment; the cause of the impairment; the near-term prospects of the issuer; and the estimated recovery period. The unrealized losses on our residential and multi-family mortgage-backed securities and GSE obligations at September 30, 2016 were primarily caused by movements in market interest rates subsequent to the purchase of such securities or obligations. The unrealized losses on our corporate debt obligations were primarily due to the observed credit spread widening that occurred during the nine months ended September 30, 2016, which we attribute to the contemporaneous broad-based equity market volatility. We do not consider these unrealized losses to be other than temporary impairment.

During the nine months ended September 30, 2016, proceeds from sales of securities from the available-for-sale portfolio totaled $23.1 million, resulting in gross realized gains of $86,000. During the nine months ended September 30, 2015, proceeds from sales of securities from the available-for-sale portfolio totaled $19.0 million, resulting in gross realized gains of $72,000.

At September 30, 2016, available-for-sale debt securities, excluding mortgage-backed securities, had an amortized cost of $30.0 million, an estimated fair value of $30.0 million and contractual maturities in 2025 through 2026.  At September 30, 2016, held-to-maturity debt securities, excluding mortgage-backed securities, had an amortized cost of $439.7 million, an estimated fair value of $436.6 million and contractual maturities primarily in 2016 through 2027.  Actual maturities may differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

At September 30, 2016, the amortized cost of callable securities in our portfolio totaled $344.4 million, of which $328.0 million are callable within one year and at various times thereafter. The balance of accrued interest receivable for securities totaled $8.0 million at September 30, 2016 and $7.4 million at December 31, 2015.

4.    Loans Receivable and Allowance for Loan Losses

The following tables set forth the composition of our loans receivable portfolio, and an aging analysis by accruing and non-accrual loans, by segment and class at the dates indicated.

	At September 30, 2016
	Past Due
(In Thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$4,948	$233	$—	$5,181	$268,405	$273,586
Full documentation amortizing	36,938	6,843	—	43,781	4,342,747	4,386,528
Reduced documentation interest-only	3,711	724	—	4,435	119,308	123,743
Reduced documentation amortizing	21,412	4,016	—	25,428	556,203	581,631
Total residential	67,009	11,816	—	78,825	5,286,663	5,365,488
Multi-family	3,414	156	476	4,046	4,083,193	4,087,239
Commercial real estate	420	176	—	596	751,966	752,562
Total mortgage loans	70,843	12,148	476	83,467	10,121,822	10,205,289
Consumer and other loans (gross):
Home equity and other consumer	1,159	48	—	1,207	138,909	140,116
Commercial and industrial	—	529	—	529	96,634	97,163
Total consumer and other loans	1,159	577	—	1,736	235,543	237,279
Total accruing loans	$72,002	$12,725	$476	$85,203	$10,357,365	$10,442,568
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$—	$160	$11,492	$11,652	$4,387	$16,039
Full documentation amortizing	2,956	1,050	41,016	45,022	10,104	55,126
Reduced documentation interest-only	—	—	13,228	13,228	5,121	18,349
Reduced documentation amortizing	1,408	1,002	31,201	33,611	11,801	45,412
Total residential	4,364	2,212	96,937	103,513	31,413	134,926
Multi-family	876	406	1,417	2,699	2,571	5,270
Commercial real estate	388	—	—	388	4,844	5,232
Total mortgage loans	5,628	2,618	98,354	106,600	38,828	145,428
Consumer and other loans (gross):
Home equity and other consumer	—	—	4,718	4,718	—	4,718
Commercial and industrial	—	—	282	282	—	282
Total consumer and other loans	—	—	5,000	5,000	—	5,000
Total non-accrual loans	$5,628	$2,618	$103,354	$111,600	$38,828	$150,428
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$4,948	$393	$11,492	$16,833	$272,792	$289,625
Full documentation amortizing	39,894	7,893	41,016	88,803	4,352,851	4,441,654
Reduced documentation interest-only	3,711	724	13,228	17,663	124,429	142,092
Reduced documentation amortizing	22,820	5,018	31,201	59,039	568,004	627,043
Total residential	71,373	14,028	96,937	182,338	5,318,076	5,500,414
Multi-family	4,290	562	1,893	6,745	4,085,764	4,092,509
Commercial real estate	808	176	—	984	756,810	757,794
Total mortgage loans	76,471	14,766	98,830	190,067	10,160,650	10,350,717
Consumer and other loans (gross):
Home equity and other consumer	1,159	48	4,718	5,925	138,909	144,834
Commercial and industrial	—	529	282	811	96,634	97,445
Total consumer and other loans	1,159	577	5,000	6,736	235,543	242,279
Total loans	$77,630	$15,343	$103,830	$196,803	$10,396,193	$10,592,996
Net unamortized premiums and deferred loan origination costs						37,665
Loans receivable						10,630,661
Allowance for loan losses						(87,700)
Loans receivable, net						$10,542,961

	At December 31, 2015
	Past Due
(In Thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$10,045	$2,382	$—	$12,427	$401,486	$413,913
Full documentation amortizing	40,151	10,346	332	50,829	4,602,940	4,653,769
Reduced documentation interest-only	7,254	2,321	—	9,575	266,084	275,659
Reduced documentation amortizing	20,135	4,369	—	24,504	527,566	552,070
Total residential	77,585	19,418	332	97,335	5,798,076	5,895,411
Multi-family	1,662	2,069	—	3,731	4,013,541	4,017,272
Commercial real estate	246	1,689	—	1,935	813,640	815,575
Total mortgage loans	79,493	23,176	332	103,001	10,625,257	10,728,258
Consumer and other loans (gross):
Home equity and other consumer	2,358	502	—	2,860	151,554	154,414
Commercial and industrial	—	—	—	—	91,171	91,171
Total consumer and other loans	2,358	502	—	2,860	242,725	245,585
Total accruing loans	$81,851	$23,678	$332	$105,861	$10,867,982	$10,973,843
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$1,182	$—	$11,359	$12,541	$5,834	$18,375
Full documentation amortizing	3,579	603	32,535	36,717	7,480	44,197
Reduced documentation interest-only	257	579	15,285	16,121	11,451	27,572
Reduced documentation amortizing	2,238	365	14,322	16,925	12,935	29,860
Total residential	7,256	1,547	73,501	82,304	37,700	120,004
Multi-family	725	623	2,441	3,789	3,044	6,833
Commercial real estate	241	—	572	813	3,126	3,939
Total mortgage loans	8,222	2,170	76,514	86,906	43,870	130,776
Consumer and other loans (gross):
Home equity and other consumer	—	—	6,405	6,405	—	6,405
Commercial and industrial	—	—	703	703	—	703
Total consumer and other loans	—	—	7,108	7,108	—	7,108
Total non-accrual loans	$8,222	$2,170	$83,622	$94,014	$43,870	$137,884
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$11,227	$2,382	$11,359	$24,968	$407,320	$432,288
Full documentation amortizing	43,730	10,949	32,867	87,546	4,610,420	4,697,966
Reduced documentation interest-only	7,511	2,900	15,285	25,696	277,535	303,231
Reduced documentation amortizing	22,373	4,734	14,322	41,429	540,501	581,930
Total residential	84,841	20,965	73,833	179,639	5,835,776	6,015,415
Multi-family	2,387	2,692	2,441	7,520	4,016,585	4,024,105
Commercial real estate	487	1,689	572	2,748	816,766	819,514
Total mortgage loans	87,715	25,346	76,846	189,907	10,669,127	10,859,034
Consumer and other loans (gross):
Home equity and other consumer	2,358	502	6,405	9,265	151,554	160,819
Commercial and industrial	—	—	703	703	91,171	91,874
Total consumer and other loans	2,358	502	7,108	9,968	242,725	252,693
Total loans	$90,073	$25,848	$83,954	$199,875	$10,911,852	$11,111,727
Net unamortized premiums and deferred loan origination costs						41,354
Loans receivable						11,153,081
Allowance for loan losses						(98,000)
Loans receivable, net						$11,055,081

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

The following tables set forth the changes in our allowance for loan losses by loan receivable segment for the periods indicated.

	For the Three Months Ended September 30, 2016
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at July 1, 2016	$41,220	$32,131	$9,709	$6,940	$90,000
Provision (credited) charged to operations	(505)	1,831	(887)	(1,434)	(995)
Charge-offs	(2,822)	—	(378)	(378)	(3,578)
Recoveries	469	443	981	380	2,273
Balance at September 30, 2016	$38,362	$34,405	$9,425	$5,508	$87,700

	For the Nine Months Ended September 30, 2016
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at January 1, 2016	$44,951	$35,544	$11,217	$6,288	$98,000
Provision credited to operations	(2,025)	(2,696)	(2,332)	(75)	(7,128)
Charge-offs	(6,313)	(409)	(441)	(1,238)	(8,401)
Recoveries	1,749	1,966	981	533	5,229
Balance at September 30, 2016	$38,362	$34,405	$9,425	$5,508	$87,700

	For the Three Months Ended September 30, 2015
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at July 1, 2015	$44,546	$38,794	$15,390	$8,770	$107,500
Provision (credited) charged to operations	(1,992)	409	(3,058)	202	(4,439)
Charge-offs	(982)	(553)	—	(80)	(1,615)
Recoveries	669	216	1,087	82	2,054
Balance at September 30, 2015	$42,241	$38,866	$13,419	$8,974	$103,500

	For the Nine Months Ended September 30, 2015
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at January 1, 2015	$46,283	$39,250	$17,242	$8,825	$111,600
Provision (credited) charged to operations	(2,346)	(998)	(4,768)	363	(7,749)
Charge-offs	(4,341)	(898)	(142)	(515)	(5,896)
Recoveries	2,645	1,512	1,087	301	5,545
Balance at September 30, 2015	$42,241	$38,866	$13,419	$8,974	$103,500

The following table sets forth the balances of our residential interest-only mortgage loans at September 30, 2016 by the period in which such loans are scheduled to enter their amortization period.

(In Thousands)	Recorded Investment
Amortization scheduled to begin in:
12 months or less	$329,098
13 to 24 months	80,135
25 to 36 months	10,375
Over 36 months	12,109
Total	$431,717

The following tables set forth the balances of our residential mortgage and consumer and other loan receivable segments by class and credit quality indicator at the dates indicated.

	At September 30, 2016
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity and Other Consumer	Commercial and Industrial
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing
Performing	$273,586	$4,386,528	$123,743	$581,631	$140,116	$97,163
Non-performing:
Current or past due less than 90 days	4,547	14,110	5,121	14,211	—	—
Past due 90 days or more	11,492	41,016	13,228	31,201	4,718	282
Total	$289,625	$4,441,654	$142,092	$627,043	$144,834	$97,445

	At December 31, 2015
	Residential Mortgage Loans				Consumer and Other Loans
	Full Documentation		Reduced Documentation		Home Equity and Other Consumer	Commercial and Industrial
(In Thousands)	Interest-only	Amortizing	Interest-only	Amortizing
Performing	$413,913	$4,653,437	$275,659	$552,070	$154,414	$91,171
Non-performing:
Current or past due less than 90 days	7,016	11,662	12,287	15,538	—	—
Past due 90 days or more	11,359	32,867	15,285	14,322	6,405	703
Total	$432,288	$4,697,966	$303,231	$581,930	$160,819	$91,874

The following table sets forth the balances of our multi-family and commercial real estate mortgage loan receivable segments by credit quality indicator at the dates indicated.

	At September 30, 2016		At December 31, 2015
		Commercial Real Estate		Commercial Real Estate
(In Thousands)	Multi-Family		Multi-Family
Not criticized	$4,054,211	$728,058	$3,981,050	$769,029
Criticized:
Special mention	21,214	11,605	14,931	20,441
Substandard	17,084	18,131	28,124	30,044
Doubtful	—	—	—	—
Total	$4,092,509	$757,794	$4,024,105	$819,514

The following tables set forth the balances of our loans receivable and the related allowance for loan loss allocation by segment and by the impairment methodology followed in determining the allowance for loan losses at the dates indicated.

	At September 30, 2016
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Loans:
Individually evaluated for impairment	$197,176	$9,469	$10,197	$4,514	$221,356
Collectively evaluated for impairment	5,303,238	4,083,040	747,597	237,765	10,371,640
Total loans	$5,500,414	$4,092,509	$757,794	$242,279	$10,592,996
Allowance for loan losses:
Individually evaluated for impairment	$9,921	$17	$1	$319	$10,258
Collectively evaluated for impairment	28,441	34,388	9,424	5,189	77,442
Total allowance for loan losses	$38,362	$34,405	$9,425	$5,508	$87,700

	At December 31, 2015
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Loans:
Individually evaluated for impairment	$192,914	$24,643	$14,993	$4,968	$237,518
Collectively evaluated for impairment	5,822,501	3,999,462	804,521	247,725	10,874,209
Total loans	$6,015,415	$4,024,105	$819,514	$252,693	$11,111,727
Allowance for loan losses:
Individually evaluated for impairment	$13,148	$456	$788	$421	$14,813
Collectively evaluated for impairment	31,803	35,088	10,429	5,867	83,187
Total allowance for loan losses	$44,951	$35,544	$11,217	$6,288	$98,000

The following table summarizes information related to our impaired loans by segment and class at the dates indicated.

	At September 30, 2016				At December 31, 2015
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$26,329	$20,955	$(2,383)	$18,572	$37,454	$30,631	$(4,051)	$26,580
Full documentation amortizing	85,959	77,475	(3,767)	73,708	69,242	63,223	(2,534)	60,689
Reduced documentation interest-only	35,748	29,537	(1,705)	27,832	55,939	46,540	(4,253)	42,287
Reduced documentation amortizing	78,493	69,209	(2,066)	67,143	57,955	52,520	(2,310)	50,210
Multi-family	3,370	3,380	(17)	3,363	8,029	7,950	(456)	7,494
Commercial real estate	269	269	(1)	268	6,651	6,723	(788)	5,935
Consumer and other loans:
Home equity lines of credit	4,591	4,232	(319)	3,913	5,295	4,968	(421)	4,547
Without an allowance recorded:
Mortgage loans:
Multi-family	6,868	6,089	—	6,089	19,523	16,693	—	16,693
Commercial real estate	11,686	9,928	—	9,928	11,104	8,270	—	8,270
Consumer and other loans:
Commercial and industrial	730	282	—	282	—	—	—	—
Total impaired loans	$254,043	$221,356	$(10,258)	$211,098	$271,192	$237,518	$(14,813)	$222,705

The following tables set forth the average recorded investment, interest income recognized and cash basis interest income related to our impaired loans by segment and class for the periods indicated.

	For the Three Months Ended September 30,
	2016			2015
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$23,076	$135	$135	$38,691	$265	$268
Full documentation amortizing	76,480	548	556	55,466	433	430
Reduced documentation interest-only	30,764	265	267	66,137	620	617
Reduced documentation amortizing	68,062	596	577	30,566	336	323
Multi-family	4,084	58	58	7,458	72	72
Commercial real estate	307	3	4	6,927	82	73
Consumer and other loans:
Home equity lines of credit	4,335	14	14	5,651	13	15
Without an allowance recorded:
Mortgage loans:
Multi-family	7,401	81	81	20,232	240	246
Commercial real estate	10,761	131	147	9,946	157	168
Consumer and other loans:
Commercial and industrial	141	4	4	—	—	—
Total impaired loans	$225,411	$1,835	$1,843	$241,074	$2,218	$2,212

	For the Nine Months Ended September 30,
	2016			2015
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$26,269	$378	$393	$41,725	$798	$807
Full documentation amortizing	70,669	1,642	1,677	49,727	1,309	1,323
Reduced documentation interest-only	36,941	817	815	71,266	1,927	1,911
Reduced documentation amortizing	62,632	1,804	1,815	24,757	966	972
Multi-family	5,449	154	168	16,000	236	238
Commercial real estate	2,091	15	17	13,163	219	223
Consumer and other loans:
Home equity lines of credit	4,544	37	37	5,740	32	40
Without an allowance recorded:
Mortgage loans:
Multi-family	10,388	246	257	16,995	748	753
Commercial real estate	10,483	429	447	4,973	496	507
Consumer and other loans:
Commercial and industrial	71	20	20	—	—	—
Total impaired loans	$229,537	$5,542	$5,646	$244,346	$6,731	$6,774

The following tables set forth information about our mortgage loans receivable by segment and class at September 30, 2016 and 2015 which were modified in a troubled debt restructuring, or TDR, during the periods indicated.

	Modifications During the Three Months Ended September 30,
	2016			2015
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at September 30, 2016	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at September 30, 2015
Residential:
Full documentation interest-only	3	$895	$803	4	$1,270	$1,239
Full documentation amortizing	4	1,404	1,340	6	1,156	1,138
Reduced documentation interest-only	1	589	587	4	1,324	1,323
Reduced documentation amortizing	—	—	—	3	764	757
Total	8	$2,888	$2,730	17	$4,514	$4,457

	Modifications During the Nine Months Ended September 30,
	2016			2015
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at September 30, 2016	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at September 30, 2015
Residential:
Full documentation interest-only	9	$3,481	$3,350	12	$4,620	$4,505
Full documentation amortizing	17	6,269	6,020	17	4,357	4,241
Reduced documentation interest-only	4	1,801	1,761	9	3,220	3,233
Reduced documentation amortizing	5	1,524	1,497	5	1,103	1,099
Multi-family	1	338	332	—	—	—
Commercial real estate	1	515	464	2	2,902	2,849
Total	37	$13,928	$13,424	45	$16,202	$15,927

The following tables set forth information about our mortgage loans receivable by segment and class at September 30, 2016 and 2015 which were modified in a TDR during the twelve month periods ended September 30, 2016 and 2015 and had a payment default subsequent to the modification during the periods indicated.

	For the Three Months Ended September 30,
	2016		2015
(Dollars In Thousands)	Number of Loans	Recorded Investment at September 30, 2016	Number of Loans	Recorded Investment at September 30, 2015
Residential:
Full documentation interest-only	1	$590	6	$2,244
Full documentation amortizing	6	2,315	5	1,687
Reduced documentation interest-only	1	489	2	758
Reduced documentation amortizing	1	923	3	729
Total	9	$4,317	16	$5,418

	For the Nine Months Ended September 30,
	2016		2015
(Dollars In Thousands)	Number of Loans	Recorded Investment at September 30, 2016	Number of Loans	Recorded Investment at September 30, 2015
Residential:
Full documentation interest-only	1	$590	6	$2,244
Full documentation amortizing	7	2,781	5	1,687
Reduced documentation interest-only	1	489	4	1,395
Reduced documentation amortizing	1	923	3	729
Total	10	$4,783	18	$6,055

Included in loans receivable at September 30, 2016 are loans in the process of foreclosure collateralized by residential real estate property with a recorded investment of $73.6 million.

For additional information regarding our loans receivable and allowance for loan losses, see “Asset Quality” and “Critical Accounting Policies” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

5.    Reverse Repurchase Agreements

The following table details the remaining contractual maturities of our reverse repurchase agreements at September 30, 2016.

Year	Amount
	(In Thousands)
2018	$200,000	(1)
2019	600,000	(1)
2020	300,000	(2)
Total	$1,100,000

(1)	Callable at various dates throughout the fourth quarter of 2016.

(2)	Includes $200.0 million of borrowings which are callable in 2016 and $100.0 million of borrowings which are callable in 2017.

The outstanding reverse repurchase agreements at September 30, 2016 were fixed rate and collateralized by GSE securities, of which 83% were residential mortgage-backed securities and 17% were obligations of GSEs. Securities collateralizing these agreements are classified as encumbered securities in the consolidated statements of financial condition. The amount of excess collateral required is governed by each individual contract. The primary risk associated with these secured borrowings is the requirement to pledge a market value based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with our policies, eligible counterparties are defined and monitored to minimize our exposure.

6.    Earnings Per Common Share

The following table is a reconciliation of basic and diluted earnings per common share, or EPS.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands, Except Share Data)	2016	2015	2016	2015
Net income	$18,691	$18,906	$55,592	$69,644
Preferred stock dividends	(2,194)	(2,194)	(6,582)	(6,582)
Net income available to common shareholders	16,497	16,712	49,010	63,062
Income allocated to participating securities	(153)	(173)	(448)	(578)
Net income allocated to common shareholders	$16,344	$16,539	$48,562	$62,484

Basic weighted average common shares outstanding	100,383,631	99,700,759	100,377,618	99,540,721
Dilutive effect of stock options and restricted stock units (1) (2)	—	366,400	—	366,400
Diluted weighted average common shares outstanding	100,383,631	100,067,159	100,377,618	99,907,121

Basic EPS	$0.16	$0.17	$0.48	$0.63
Diluted EPS	$0.16	$0.17	$0.48	$0.63

(1)
Excludes options to purchase 6,000 shares of common stock which were outstanding during the three months ended September 30, 2016; options to purchase 12,000 shares of common stock which were outstanding during the three months ended September 30, 2015; options to purchase 6,330 shares of common stock which were outstanding during the nine months ended September 30, 2016; and options to purchase 14,889 shares of common stock which were outstanding during the nine months ended September 30, 2015 because their inclusion would be anti-dilutive.

(2)
Excludes 737,315 unvested restricted stock units which were outstanding during the three months ended September 30, 2016; 760,979 unvested restricted stock units which were outstanding during the three months ended September 30, 2015; 743,102 unvested restricted stock units which were outstanding during the nine months ended September 30, 2016; and 607,856 unvested restricted stock units which were outstanding during the nine months ended September 30, 2015 because the performance conditions have not been satisfied.

7.    Other Comprehensive Income/Loss

The following tables set forth the components of accumulated other comprehensive loss, net of related tax effects, at the dates indicated and the changes during the three and nine months ended September 30, 2016 and 2015.

(In Thousands)	At June 30, 2016	Other Comprehensive (Loss) Income	At September 30, 2016
Net unrealized gain on securities available-for-sale	$7,319	$(955)	$6,364
Net actuarial loss on pension plans and other postretirement benefits	(57,684)	356	(57,328)
Prior service cost on pension plans and other postretirement benefits	(2,991)	28	(2,963)
Accumulated other comprehensive loss	$(53,356)	$(571)	$(53,927)

(In Thousands)	At December 31, 2015	Other Comprehensive Income	At September 30, 2016
Net unrealized gain on securities available-for-sale	$2,827	$3,537	$6,364
Net actuarial loss on pension plans and other postretirement benefits	(58,396)	1,068	(57,328)
Prior service cost on pension plans and other postretirement benefits	(3,048)	85	(2,963)
Accumulated other comprehensive loss	$(58,617)	$4,690	$(53,927)

(In Thousands)	At June 30, 2015	Other Comprehensive Income	At September 30, 2015
Net unrealized gain on securities available-for-sale	$3,888	$2,903	$6,791
Net actuarial loss on pension plans and other postretirement benefits	(66,590)	442	(66,148)
Prior service cost on pension plans and other postretirement benefits	(3,105)	29	(3,076)
Accumulated other comprehensive loss	$(65,807)	$3,374	$(62,433)

(In Thousands)	At December 31, 2014	Other Comprehensive Income	At September 30, 2015
Net unrealized gain on securities available-for-sale	$4,686	$2,105	$6,791
Net actuarial loss on pension plans and other postretirement benefits	(67,476)	1,328	(66,148)
Prior service cost on pension plans and other postretirement benefits	(3,161)	85	(3,076)
Accumulated other comprehensive loss	$(65,951)	$3,518	$(62,433)

The following tables set forth the components of other comprehensive income (loss) for the periods indicated.

	For the Three Months Ended September 30, 2016
(In Thousands)	Before Tax Amount	Income Tax Benefit (Expense)	After Tax Amount
Net unrealized holding loss on securities available-for-sale arising during the period	$(1,603)	$648	$(955)
Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	598	(242)	356
Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	48	(20)	28
Other comprehensive loss	$(957)	$386	$(571)

	For the Nine Months Ended September 30, 2016
(In Thousands)	Before Tax Amount	Income Tax (Expense) Benefit	After Tax Amount
Net unrealized gain on securities available-for-sale:
Net unrealized holding gain on securities available-for-sale arising during the period	$6,023	$(2,435)	$3,588
Reclassification adjustment for gain on sales of securities included in net income	(86)	35	(51)
Net unrealized gain on securities available-for-sale	5,937	(2,400)	3,537
Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	1,793	(725)	1,068
Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	143	(58)	85
Other comprehensive income	$7,873	$(3,183)	$4,690

	For the Three Months Ended September 30, 2015
(In Thousands)	Before Tax Amount	Income Tax Expense	After Tax Amount
Net unrealized holding gain on securities available-for-sale arising during the period	$4,873	$(1,970)	$2,903
Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	743	(301)	442
Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	48	(19)	29
Other comprehensive income	$5,664	$(2,290)	$3,374

	For the Nine Months Ended September 30, 2015
(In Thousands)	Before Tax Amount	Income Tax (Expense) Benefit	After Tax Amount
Net unrealized gain on securities available-for-sale:
Net unrealized holding gain on securities arising during the period	$3,605	$(1,457)	$2,148
Reclassification adjustment for gain on sales of securities included in net income	(72)	29	(43)
Net unrealized gain on securities available-for-sale	3,533	(1,428)	2,105
Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	2,229	(901)	1,328
Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	143	(58)	85
Other comprehensive income	$5,905	$(2,387)	$3,518

The following tables set forth information about amounts reclassified from accumulated other comprehensive loss to the affected line items in the consolidated statements of income for the periods indicated.

	For the Three Months Ended September 30,		Income Statement Line Item
(In Thousands)	2016	2015
Reclassification adjustment for net actuarial loss (1)	$(598)	$(743)	Compensation and benefits
Reclassification adjustment for prior service cost (1)	(48)	(48)	Compensation and benefits
Total reclassifications, before tax	(646)	(791)
Income tax effect	262	320	Income tax expense
Total reclassifications, net of tax	$(384)	$(471)	Net income

	For the Nine Months Ended September 30,		Income Statement Line Item
(In Thousands)	2016	2015
Reclassification adjustment for gain on sales of securities	$86	$72	Gain on sales of securities
Reclassification adjustment for net actuarial loss (1)	(1,793)	(2,229)	Compensation and benefits
Reclassification adjustment for prior service cost (1)	(143)	(143)	Compensation and benefits
Total reclassifications, before tax	(1,850)	(2,300)
Income tax effect	748	930	Income tax expense
Total reclassifications, net of tax	$(1,102)	$(1,370)	Net income

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

	Pension Benefits		Other Postretirement Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Service cost	$—	$—	$465	$532
Interest cost	2,510	2,482	249	251
Expected return on plan assets	(3,058)	(3,634)	—	—
Recognized net actuarial loss (gain)	703	743	(105)	—
Amortization of prior service cost	48	48	—	—
Net periodic cost (benefit)	$203	$(361)	$609	$783

	Pension Benefits		Other Postretirement Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Service cost	$—	$—	$1,397	$1,597
Interest cost	7,531	7,447	746	753
Expected return on plan assets	(9,174)	(10,901)	—	—
Recognized net actuarial loss (gain)	2,110	2,229	(317)	—
Amortization of prior service cost	143	143	—	—
Net periodic cost (benefit)	$610	$(1,082)	$1,826	$2,350

9.    Stock Incentive Plans

During the nine months ended September 30, 2016, 663,960 shares of restricted common stock were granted to select officers under the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2014 Employee Stock Plan, of which 649,230 shares remain outstanding at September 30, 2016 and vest one-third per year beginning in December 2016.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2014 Employee Stock Plan, all restricted common stock granted pursuant to such plan immediately vests.

During the nine months ended September 30, 2016, 21,912 shares of restricted common stock were granted to directors under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, all of which remain outstanding at September 30, 2016 and vest 100% in February 2019, although awards immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.

The following table summarizes restricted common stock and performance-based restricted stock unit activity in our stock incentive plans for the nine months ended September 30, 2016.

	Restricted Common Stock			Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value		Number of Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2016	374,817		$12.68	751,500	$12.41
Granted	685,872		15.06	—	—
Vested	(30,350)		(9.72)	—	—
Forfeited	(21,630)		(14.46)	(19,800)	12.41
Expired	(65,000)	(1)	(13.23)	—	—
Unvested at September 30, 2016	943,709		14.43	731,700	12.41

(1)	Expired on June 30, 2016. Performance-based conditions were not achieved.

Stock-based compensation expense is recognized on a straight-line basis over the vesting period and totaled $245,000, net of taxes of $166,000, for the three months ended September 30, 2016 and $1.5 million, net of taxes of $1.0 million, for the three months ended September 30, 2015. Stock-based compensation expense totaled $1.5 million, net of taxes of $1.0 million, for the nine months ended September 30, 2016 and $3.8 million, net of taxes of $2.6 million, for the nine months ended September 30, 2015. At September 30, 2016, pre-tax compensation cost related to all nonvested awards of restricted common stock and restricted stock units not yet recognized totaled $10.6 million and will be recognized over a weighted average period of approximately 2.0 years, which excludes $6.6 million of pre-tax compensation cost related to 536,700 performance-based restricted stock units, for which compensation cost will begin to be recognized when the achievement of the performance conditions becomes probable.

10.    Investments in Affordable Housing Limited Partnerships

As part of our community reinvestment initiatives, we invest in affordable housing limited partnerships that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits and other tax benefits for these investments.

Our investment in affordable housing limited partnerships, reflected in other assets in the consolidated statements of financial condition, totaled $16.1 million at September 30, 2016 and $17.2 million at December 31, 2015. Our funding obligation related to such investments, reflected in other liabilities in the consolidated statements of financial condition, totaled $12.0 million at September 30, 2016 and $12.9 million at December 31, 2015. Funding installments are due on an "as needed" basis, currently projected over the next three years, the timing of which cannot be estimated.

Expense related to our investments in affordable housing limited partnerships, included in other non-interest expense in the consolidated statements of income, totaled $400,000 for the three months ended September 30, 2016 and $278,000 for the three months ended September 30, 2015. Such expenses totaled $1.1 million for the nine months ended September 30, 2016 and $834,000 for the nine months ended September 30, 2015. Affordable housing tax credits and other tax benefits recognized as a component of income tax expense in the consolidated statements of income totaled $284,000 for the three months ended September 30, 2016 and $353,000 for the three months ended September 30, 2015. Such tax credits and other tax benefits totaled $1.2 million for the nine months ended September 30, 2016 and $1.1 million for the nine months ended September 30, 2015.

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

At September 30, 2016, the capital levels of both Astoria Financial Corporation and Astoria Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both Astoria Financial Corporation and Astoria Bank at September 30, 2016 also exceeded the minimum capital requirements shown in the table below including the currently applicable Conservation Buffer of 0.625%. The following table sets forth information regarding the regulatory capital requirements applicable to Astoria Financial Corporation and Astoria Bank.

	At September 30, 2016
	Actual		Minimum Capital Requirements		Minimum Capital Requirements with Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Astoria Financial Corporation:
Tier 1 leverage	$1,563,322	10.61%	$589,317	4.00%	N/A	N/A	$736,646	5.00%
Common equity tier 1 risk-based	1,439,077	17.58	368,440	4.50	$419,612	5.125%	532,191	6.50
Tier 1 risk-based	1,563,322	19.09	491,254	6.00	542,426	6.625	655,005	8.00
Total risk-based	1,651,504	20.17	655,005	8.00	706,177	8.625	818,756	10.00

Astoria Bank:
Tier 1 leverage	$1,720,711	11.75%	$585,844	4.00%	N/A	N/A	$732,305	5.00%
Common equity tier 1 risk-based	1,720,711	21.07	367,584	4.50	$418,637	5.125%	530,955	6.50
Tier 1 risk-based	1,720,711	21.07	490,112	6.00	541,165	6.625	653,483	8.00
Total risk-based	1,808,893	22.14	653,483	8.00	704,536	8.625	816,853	10.00

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

	Carrying Value at September 30, 2016
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$266,909	$—	$266,909
Non-GSE issuance REMICs and CMOs	1,859	—	1,859
GSE pass-through certificates	9,450	—	9,450
Obligations of GSEs	30,011	—	30,011
Fannie Mae stock	2	2	—
Total securities available-for-sale	$308,231	$2	$308,229

	Carrying Value at December 31, 2015
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$330,539	$—	$330,539
Non-GSE issuance REMICs and CMOs	3,054	—	3,054
GSE pass-through certificates	11,264	—	11,264
Obligations of GSEs	71,939	—	71,939
Fannie Mae stock	2	2	—
Total securities available-for-sale	$416,798	$2	$416,796

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

Residential mortgage-backed securities
Residential mortgage-backed securities comprised 90% of our securities available-for-sale portfolio at September 30, 2016 and 83% at December 31, 2015.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including options based pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  GSE securities, for which an active market exists for similar securities making observable inputs readily available, comprised 99% of our available-for-sale residential mortgage-backed securities portfolio at September 30, 2016 and December 31, 2015.

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

Obligations of GSEs
Obligations of GSEs comprised 10% of our securities available-for-sale portfolio at September 30, 2016 and 17% at December 31, 2015 and consisted of debt securities issued by GSEs.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service gathers information from market sources, including new issue and secondary markets, and integrates relative credit information, observed market movements and sector news into their pricing applications and models. Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

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

	Carrying Value
(In Thousands)	At September 30, 2016	At December 31, 2015
Non-performing loans held-for-sale, net	$706	$1,582
Impaired loans	126,854	134,910
MSR, net	8,580	11,014
REO, net	13,166	16,307
Total	$149,306	$163,813

The following table provides information regarding the gains (losses) recognized on our assets measured at fair value on a non-recurring basis for the periods indicated.

	For the Nine Months Ended September 30,
(In Thousands)	2016	2015
Non-performing loans held-for-sale, net (1)	$(120)	$(445)
Impaired loans (2)	(5,971)	(3,246)
MSR, net (3)	(1,663)	(172)
REO, net (4)	(979)	(287)
Total	$(8,733)	$(4,150)

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

Loans held-for-sale, net (non-performing loans held-for-sale)
Included in loans held-for-sale, net, are non-performing loans held-for-sale for which fair values are estimated through either preliminary bids from potential purchasers of the loans or the estimated fair value of the underlying collateral discounted for factors necessary to solicit acceptable bids, and adjusted as necessary based on management’s experience with sales of similar types of loans and, as such, are classified as Level 3.  At September 30, 2016, non-performing loans held for sale were comprised of 44% commercial real estate mortgage loans, 36% residential mortgage loans and 20% multi-family mortgage loans. At December 31, 2015, non-performing loans held for sale were comprised of 80% multi-family mortgage loans and 20% residential mortgage loans.

Loans receivable, net (impaired loans)
Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans were comprised of 89% residential mortgage loans, 9% multi-family and commercial real estate mortgage loans and 2% home equity lines of credit at September 30, 2016 and 81% residential mortgage loans, 17% multi-family and commercial real estate mortgage loans and 2% home equity lines of credit at December 31, 2015.  Impaired loans for which a fair value adjustment was recognized were comprised of 89% residential mortgage loans, 10% multi-family and commercial real estate mortgage loans and 1% home equity lines of credit at September 30, 2016 and 80% residential mortgage loans, 19% multi-family and commercial real estate mortgage loans and 1% home equity lines of credit at December 31, 2015.  Our impaired loans are generally collateral dependent and, as such, are generally carried at the estimated fair value of the underlying collateral less estimated selling costs.

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

MSR, net
The right to service loans for others is generally obtained through the sale of residential mortgage loans with servicing retained.  MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At September 30, 2016, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.94%, a weighted average constant prepayment rate on mortgages of 13.35% and a weighted average life of 5.1 years.  At December 31, 2015, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.97%, a weighted average constant prepayment rate on mortgages of 10.47% and a weighted average life of 6.1 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

REO, net
REO represents real estate acquired through foreclosure or by deed in lieu of foreclosure. At September 30, 2016, REO totaled $14.6 million, all of which were residential properties. At December 31, 2015, REO totaled $19.8 million, including residential properties with a carrying value of $17.8 million. REO is initially recorded at estimated fair value less estimated selling costs.  Thereafter, we maintain a valuation allowance representing decreases in the properties' estimated fair value. The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

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

	At September 30, 2016
	Carrying Value	Estimated Fair Value
(In Thousands)		Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,751,175	$2,773,570	$2,773,570	$—
FHLB-NY stock	130,820	130,820	130,820	—
Loans held-for-sale, net (1)	5,550	5,653	—	5,653
Loans receivable, net (1)	10,542,961	10,685,073	—	10,685,073
MSR, net (1)	8,580	8,582	—	8,582
Financial Liabilities:
Deposits	8,927,644	8,953,874	8,953,874	—
Borrowings, net	3,814,620	3,973,159	3,973,159	—

	At December 31, 2015
	Carrying Value	Estimated Fair Value
(In Thousands)		Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,296,799	$2,286,092	$2,286,092	$—
FHLB-NY stock	131,137	131,137	131,137	—
Loans held-for-sale, net (1)	8,960	9,037	—	9,037
Loans receivable, net (1)	11,055,081	11,112,709	—	11,112,709
MSR, net (1)	11,014	11,017	—	11,017
Financial Liabilities:
Deposits	9,106,027	9,123,740	9,123,740	—
Borrowings, net	3,964,222	4,132,940	4,132,940	—
_______________________________________________________

(1)	Includes assets measured at fair value on a non-recurring basis.

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

Merger-related Litigation
Following the announcement of the execution of the Merger Agreement, six lawsuits challenging the proposed Merger were filed in the Supreme Court of the State of New York, County of Nassau. These actions are captioned: (1) Sandra E. Weiss IRA v. Chrin, et al., Index No. 607132/2015 (filed November 4, 2015); (2) Raul v. Palleschi, et al., Index No. 607238/2015 (filed November 6, 2015); (3) Lowinger v. Redman, et al., Index No. 607268/2015 (filed November 9, 2015); (4) Minzer v. Astoria Fin. Corp., et al., Index No. 607358/2015 (filed November 12, 2015); (5) MSS 12-09 Trust v. Palleschi, et al., Index No. 607472/2015 (filed November 13, 2015); and (6) The Firemen’s Retirement System of St. Louis v. Keegan, et al., Index No. 607612/2015 (filed November 23, 2015). On January 15, 2016, the court consolidated the New York lawsuits under the caption In re Astoria Financial Corporation Shareholders Litigation, Index No. 607132/2015, and on January 29, 2016 the lead plaintiffs filed an amended consolidated complaint.  In addition, a seventh lawsuit was filed challenging the proposed transaction in the Delaware Court of Chancery, captioned O’Connell v. Astoria Financial Corp., et al., Case No. 11928 (filed January 22, 2016). The plaintiff in this case voluntarily dismissed the case on September 26, 2016. Each of the lawsuits is a putative class action filed on behalf of the stockholders of Astoria and names as defendants Astoria, its directors and NYCB, or collectively, the defendants.

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

Each of the actions seek, among other things, an order enjoining completion of the proposed Merger and an award of costs and attorneys’ fees. Certain of the actions also seek compensatory damages arising from the alleged breaches of fiduciary duty. The defendants believe these actions are without merit. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at September 30, 2016 with respect to these matters.

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

•	the potential impact of the proposed Merger on relationships with third parties, including customers, employees and competitors; and

•	delays in closing the Merger.

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

We are impacted by both national and regional economic factors, with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut. Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging. Interest rates have been at or near historical lows, despite the December 2015 action by the Federal Open Market Committee, or FOMC, to raise the federal funds interest rate by 25 basis points. Long term interest rates have been volatile during the past year and sensitive to varied economic data and the divergence in monetary policy of the FOMC and its global counterparts. The ten-year U.S. Treasury rate started 2016 at 2.27% and ended September 30, 2016 at 1.60%, while ranging between a low of 1.36% and a high of 2.27%. The national unemployment rate was 5.0% for September 2016, unchanged from December 2015, and new job growth in 2016 has continued its slow pace. We believe market conditions remain favorable in the New York metropolitan area with respect to our multi-family mortgage loan origination activities.

Net income available to common shareholders for the three months ended September 30, 2016 decreased slightly compared to the three months ended September 30, 2015. This decrease was primarily attributable to a decline in the provision for loan losses credited to operations and lower net interest income, partially offset by reduced non-interest expense. Net income available to common shareholders for the nine months ended September 30, 2016 decreased compared to the nine months ended September 30, 2015. This decrease was primarily attributable to an $11.4 million reduction in income tax expense reflecting the impact of tax legislation enacted during the 2015 second quarter, primarily related to New York City taxation, along with declines in net interest income and non-interest income, partially offset by a decrease in non-interest expense.

The provision for loan losses credited to operations for the three months ended September 30, 2016 totaled $1.0 million compared to $4.4 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the provision for loan losses credited to operations was $7.1 million compared to $7.7 million for the nine months ended September 30, 2015. The allowance for loan losses totaled $87.7 million at September 30, 2016, compared to $98.0 million at December 31, 2015. The reduction in the allowance for loan losses at September 30, 2016 compared to December 31, 2015, and the provision credited to operations for the three and nine months ended September 30, 2016, reflects the results of our quarterly review of the adequacy of the allowance for loan losses. Changes in the composition and size of our loan portfolio have resulted in reduced reserve needs in the 2016 periods. We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the contraction of the overall loan portfolio, as well as reductions in the balances of certain loan classes we believe bear higher risk, and the quality of our loan originations.

Net interest income for the three and nine months ended September 30, 2016 decreased compared to the three and nine months ended September 30, 2015. The decline was primarily due to a lower level of interest earning assets, principally in our residential mortgage loan portfolio and the impact of lower interest rates on our multi-family and commercial real estate mortgage loan portfolio during the respective periods.

Non-interest income decreased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to lower customer service fees. Non-interest income decreased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to lower customer service fees and mortgage banking income, net. Non-interest expense decreased for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, reflecting a reduction in federal deposit insurance premium expense, advertising expense and other expense.

Total assets declined during the nine months ended September 30, 2016 primarily due to a decrease in total mortgage loans, partially offset by an increase in total securities. The decrease in mortgage loans was due to a decline in residential mortgage loans, partially offset by growth in our multi-family and commercial real estate mortgage loan portfolio, which represented 46% of our total loan portfolio at September 30, 2016, compared to 44% at December 31, 2015. The decline in our residential mortgage loan portfolio reflects an excess of loan repayments over originations and purchases during the nine months ended September 30, 2016.

While total deposits declined during the nine months ended September 30, 2016 as a result of a decline in certificates of deposit, core deposits increased during the 2016 period. At September 30, 2016, core deposits represented 82% of total deposits, up from 78% at December 31, 2015. Total deposits included $1.16 billion of business deposits at September 30, 2016, up $107.9 million from December 31, 2015, substantially all of which were core deposits.

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

NYCB has informed us that based on discussions they have had with their regulators, they do not expect to receive, prior to the end of 2016, the regulatory approvals required to consummate the merger. Under the merger agreement, either NYCB or Astoria may terminate the agreement, without penalty, if the merger has not occurred by December 31, 2016. Astoria and NYCB remain committed to the transaction, but any extension to the end date or other modification under the merger agreement is subject to the discretionary approval of the Board of Directors of each company, and there can be no assurance that each Board will agree to any such extension or other modification.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of our 2015 Annual Report on Form 10-K, as supplemented by our March 31, 2016 and June 30, 2016 Quarterly Reports on Form 10-Q and this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR, judgments regarding goodwill and securities impairment and the estimates related to income taxes and our pension plans and other post-retirement benefits are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions and estimates about highly uncertain matters.  Actual results may differ from our assumptions, estimates and judgments.  The use of different assumptions, estimates and judgments could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section of our 2015 Annual Report on Form 10-K.

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

Based on our evaluation of the composition and size of our loan portfolio, the levels and composition of delinquent and non-performing loans, our loss history, the housing and real estate markets and the current economic environment, we determined that an allowance for loan losses of $87.7 million was appropriate at September 30, 2016, compared to $98.0 million at December 31, 2015. The provision for loan losses credited to operations totaled $7.1 million for the nine months ended September 30, 2016.

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

At September 30, 2016, our MSR had a carrying value of $8.6 million, net of a valuation allowance of $3.8 million, which approximated the estimated fair value based on expected future cash flows considering a weighted average discount rate of 9.94%, a weighted average constant prepayment rate on mortgages of 13.35% and a weighted average life of 5.1 years. At December 31, 2015, our MSR had a carrying value of $11.0 million, net of a valuation allowance of $2.2 million, which approximated the estimated fair value based on expected future cash flows considering a weighted average discount rate of 9.97%, a weighted average constant prepayment rate on mortgages of 10.47% and a weighted average life of 6.1 years.

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

At September 30, 2016, the carrying amount of our goodwill totaled $185.2 million. As of September 30, 2016, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

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

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer. GSE issuance mortgage-backed securities comprised 85% of our securities portfolio at September 30, 2016. Non-GSE issuance mortgage-backed securities at September 30, 2016 comprised less than 1% of our securities portfolio and had an amortized cost of $2.1 million, with 91% classified as available-for-sale and 9% classified as held-to-maturity. Our non-GSE issuance securities are primarily investment grade securities and have performed similarly to our GSE issuance securities. Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices. The balance of our securities portfolio is primarily comprised of debt securities issued by GSEs.

The fair value of our securities portfolio is primarily impacted by changes in interest rates. We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to hold the securities. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes. At September 30, 2016, we held 84 securities with an estimated fair value totaling $860.7 million which had an unrealized loss totaling $7.4 million. Of the securities in an unrealized loss position at September 30, 2016, $244.3 million, with an unrealized loss of $2.7 million, had been in a continuous unrealized loss position for 12 months or longer. At September 30, 2016, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

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

Our income tax expense consists of income taxes that are currently payable and deferred income taxes. We also maintain a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty and evaluate each of our tax positions and strategies to determine whether the reserve continues to be appropriate. Accruals of interest and penalties related to unrecognized tax benefits are recognized in income tax expense. Our current income tax expense approximates taxes to be paid or refunded for the current period. Our deferred income tax expense results from changes in our deferred tax assets and liabilities between periods. Deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and net operating loss carryforwards. We assess our deferred tax assets and establish a valuation allowance if realization of a deferred tax asset is not considered to be more likely than not. We evaluate the recoverability of these future tax deductions by assessing the adequacy of expected taxable income from all sources, including taxable income in carryback years, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of taxable income rely heavily on estimates and we use our historical experience and our short- and long-range business forecasts in making such estimates. We have recorded deferred tax assets, net of deferred tax liabilities and valuation allowances, of $93.8 million at September 30, 2016, compared to $101.5 million at December 31, 2015. We believe that our historical and future results of operations, and tax planning strategies which could be employed, will more likely than not generate sufficient taxable income to enable us to realize our net deferred tax assets. If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we would adjust our valuation allowances in the period that our change in judgment occurs and record a corresponding increase or charge to income.

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

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. Principal payments on loans and securities increased to $2.57 billion for the nine months ended September 30, 2016, compared to $2.29 billion for the nine months ended September 30, 2015.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $85.1 million for the nine months ended September 30, 2016 and $92.9 million for the nine months ended September 30, 2015. Deposits decreased $178.4 million during the nine months ended September 30, 2016 and $456.4 million during the nine months ended September 30, 2015, due to decreases in certificates of deposit, partially offset by increases in core deposits. During the nine months ended September 30, 2016 and 2015, we continued to allow high cost certificates of deposit to run off. Total deposits included business deposits of $1.16 billion at September 30, 2016, an increase of $107.9 million since December 31, 2015. At September 30, 2016, core deposits represented 82% of total deposits, up from 78% at December 31, 2015. This reflects our continued efforts to reposition the liability mix of our balance sheet, reducing the balance of high cost certificates of deposit and increasing the balance of low cost core deposits. Net borrowings decreased $149.6 million during the nine months ended September 30, 2016 and decreased

$181.6 million during the nine months ended September 30, 2015. The decrease in net borrowings for the nine months ended September 30, 2016 was due to a decrease in federal funds purchased partially offset by an increase in FHLB-NY advances. The decrease in borrowings for the nine months ended September 30, 2015 was primarily due to a decrease in FHLB-NY advances.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities. Gross mortgage loans originated and purchased for portfolio during the nine months ended September 30, 2016 totaled $1.14 billion, of which $620.2 million were multi-family and commercial real estate mortgage loan originations, $279.1 million were residential mortgage loan originations and $245.1 million were purchases of individual residential mortgage loans through our third party loan origination program. This compares to gross mortgage loans originated and purchased for portfolio during the nine months ended September 30, 2015 totaling $1.10 billion, of which $590.3 million were multi-family and commercial real estate mortgage loan originations, $328.1 million were residential mortgage loan originations and $185.9 million were residential mortgage loan purchases. Given the low interest rate environment, and consistent with our strategy to diversify our earning assets, we have focused on multi-family and commercial real estate mortgage lending and our business banking operations, with reduced emphasis on the origination and purchase of residential mortgage loans. Multi-family and commercial real estate mortgage loan originations declined for the nine months ended September 30, 2016 compared to the nine months ended 2015 despite our continued commitment to grow these portfolios, as we continued to maintain our disciplined approach to credit terms in this challenging lending environment. Purchases of securities totaled $1.19 billion during the nine months ended September 30, 2016 and $539.3 million during the nine months ended September 30, 2015.

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

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks totaled $132.8 million at September 30, 2016 and $200.5 million at December 31, 2015. At September 30, 2016, we had $1.87 billion of borrowings with a weighted average interest rate of 1.30% maturing over the next 12 months. We have the flexibility to either repay or rollover these borrowings as they mature. Included in our borrowings are various obligations which, by their terms, may be called by the counterparty. At September 30, 2016, we had $1.95 billion of callable borrowings, which were contractually callable by the counterparty within the next 12 months and on a quarterly basis thereafter, compared to $1.95 billion of callable borrowings at December 31, 2015, of which $1.00 billion were contractually callable by the counterparty within twelve months and on a quarterly basis thereafter. We believe the potential for these borrowings to be called does not present a liquidity concern as they have above current market coupons and, as such, are not likely to be called absent a significant increase in market interest rates. In addition, to the extent such borrowings were to be called, we believe we can readily obtain replacement funding, although such funding may be at higher rates. At September 30, 2016, FHLB-NY advances totaled $2.22 billion, or 58% of total borrowings. We do not believe any of our borrowing counterparty concentrations represent a material risk to our liquidity. In addition, we had $720.9 million of certificates of deposit at September 30, 2016 with a weighted average interest rate of 0.54% maturing over the next 12 months. We believe we have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average interest rates at September 30, 2016.

	Borrowings			Certificates of Deposit
			Weighted Average Rate		Weighted Average Rate

(Dollars in Millions)	Amount			Amount
Contractual Maturity:
12 months or less	$1,865		1.30%	$721	0.54%
13 to 36 months	800	(1)	3.56	425	1.11
37 to 60 months	1,150	(2)	3.54	503	1.50
Over 60 months	—		—	1	1.64
Total	$3,815		2.45%	$1,650	0.98%

(1)	Callable by the counterparty within the next 3 months and on a quarterly basis thereafter.

(2)
Includes $200.0 million of borrowings, with a weighted average interest rate of 3.86%, which are callable by the counterparty within the next 3 months and on a quarterly basis thereafter, and $950.0 million of borrowings, with a weighted average interest rate of 3.47%, which are callable by the counterparty within the next 12 months and on a quarterly basis thereafter.

Through the Federal Reserve Bank of New York discount window we have the ability to borrow additional funds should the need arise on a short-term basis, primarily overnight. Our borrowing capacity through the discount window totaled approximately $560.8 million at September 30, 2016. In order to have the ability to borrow through the discount window, the Federal Reserve Bank of New York requires that collateral is pledged. In accordance with such requirements, at September 30, 2016 we had pledged as collateral with the Federal Reserve Bank of New York securities with an amortized cost of $161.4 million and commercial real estate mortgage loans with an unpaid principal balance of $900.6 million. We view the discount window as a secondary source of liquidity and, during the nine months ended September 30, 2016, we did not utilize this source.

Through its membership in the FHLB-NY, the Bank has access to borrowings on an overnight and term basis to the extent that it has qualifying collateral in place at the FHLB-NY. At September 30, 2016, the Bank had residential mortgage loans pledged to the FHLB-NY sufficient to support additional borrowings of approximately $2.2 billion.

The Bank also has the ability to use its portfolio of unencumbered investment securities available for sale and held to maturity as collateral for borrowings from the Federal Reserve Bank of New York, the FHLB-NY and repurchase agreement counterparties. At September 30, 2016, the Bank had approximately $1.70 billion (amortized cost) of investment securities available to be pledged to support borrowings.

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

We have registered 1,500,000 shares of our common stock under the Securities Act for offer and sale from time to time pursuant to the Astoria Financial Corporation Dividend Reinvestment and Stock Purchase Plan, or the Stock Purchase Plan, which allows our shareholders to automatically reinvest the cash dividend paid on all or a portion of their shares of our common stock into additional shares of our common stock and make optional cash purchases, up to $10,000 per month, of additional shares of our common stock, unless we grant a waiver permitting a higher amount of optional cash purchases. Shares of common stock may be purchased either directly from us from authorized but unissued shares or from treasury shares, or on the open market. During the nine months ended September 30, 2016, 8,140 shares of our common stock were purchased pursuant to the dividend reinvestment provisions of the Stock Purchase Plan directly from us from treasury shares for net proceeds totaling $122,000.

Astoria Financial Corporation’s primary uses of funds include payment of dividends on common and preferred stock and payment of interest on its debt obligations. During the nine months ended September 30, 2016, Astoria Financial Corporation paid dividends on common and preferred stock totaling $18.7 million. On September 16, 2016, our Board of Directors declared a quarterly cash dividend on the Series C Preferred Stock aggregating $2.2 million, or $16.25 per share, for the quarterly period from July 15, 2016 through and including October 14, 2016, which was paid on October 17, 2016 to stockholders of record as of September 30, 2016. On October 26, 2016, our Board of Directors declared a quarterly cash dividend of $0.04 per share on shares of our common stock payable on November 18, 2016 to stockholders of record as of November 7, 2016.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Bank. Astoria Bank paid dividends to Astoria Financial Corporation totaling $18.7 million during the nine months ended September 30, 2016. Since Astoria Bank is a federally chartered savings association, there are regulatory limits on its ability to make distributions to Astoria Financial Corporation. See Part I, Item 1, “Business - Regulation and Supervision - Limitations on Capital Distributions,” in our 2015 Annual Report on Form 10-K for further discussion of limitations on capital distributions from Astoria Bank. In addition, pursuant to the terms of the Merger Agreement, we may not pay quarterly cash dividends in excess of $0.04 per share of our common stock or repurchase shares of our common stock without the consent of NYCB. NYCB has agreed not to unreasonably withhold any such consent.

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At September 30, 2016, our tangible common equity ratio, which represents common stockholders’ equity less goodwill divided by total assets less goodwill, was 9.52%. Pursuant to the Reform Act, in July 2013, the Agencies issued Final Capital Rules that subjected many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements effective January 1, 2015. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards. For a more detailed description of these rules, see Part I, Item 1, “Business - Regulation and Supervision - Capital Requirements,”

in our 2015 Annual Report on Form 10-K. At September 30, 2016, the capital levels of both Astoria Financial Corporation and Astoria Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes and above the minimum levels required to satisfy the newly applicable capital Conservation Buffer imposed pursuant to the Reform Act.

At September 30, 2016, Astoria Financial Corporation's Tier 1 leverage capital ratio was 10.61%, Common equity tier 1 risk-based capital ratio was 17.58%, Tier 1 risk-based capital ratio was 19.09% and Total risk-based capital ratio was 20.17%, and Astoria Bank’s Tier 1 leverage capital ratio was 11.75%, Common equity tier 1 risk-based and Tier 1 risk-based capital ratios were 21.07% and Total risk-based capital ratio was 22.14%. For additional information on the regulatory capital ratios of Astoria Financial Corporation and Astoria Bank at September 30, 2016, see Note 11 of Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, "Financial Statements (Unaudited)."

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  We also have commitments to fund loans held-for-sale and commitments to sell loans in connection with our mortgage banking activities which are considered derivative financial instruments.  Commitments to sell loans totaled $35.2 million at September 30, 2016.  The fair values of our mortgage banking derivative financial instruments are immaterial to our financial condition and results of operations.

The following table details our contractual obligations at September 30, 2016.

	Payments Due by Period
(In Thousands)	Total	Less than One Year	Over One to Three Years	Over Three to Five Years	More than Five Years
On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$3,815,000	$1,865,000	$800,000	$1,150,000	$—
Off-balance sheet contractual obligations: (1)
Commitments to originate and purchase loans (2)	410,670	410,670	—	—	—
Commitments to fund unused lines of credit (3)	217,919	217,919	—	—	—
Total	$4,443,589	$2,493,589	$800,000	$1,150,000	$—

(1)	Excludes contractual obligations related to operating lease commitments which have not changed significantly since December 31, 2015.

(2)	Includes commitments to originate loans held-for-sale of $26.8 million.

(3)	Includes commitments to fund commercial and industrial lines of credit of $146.0 million, home equity lines of credit of $40.1 million, and other consumer lines of credit of $31.7 million.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions which have not changed significantly from December 31, 2015 and are not included in the table above as the amounts and timing of their resolution cannot be estimated.  For further information regarding these liabilities, see Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” in our 2015 Annual

Report on Form 10-K.  Similarly, we have an obligation related to our investments in affordable housing limited partnerships totaling $12.0 million at September 30, 2016 which is not included in the table above as the timing of funding installments, which are due on an "as needed" basis, currently projected over the next three years, cannot be estimated. We also have contingent liabilities related to assets sold with recourse and standby letters of credit which have not changed significantly from December 31, 2015.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “MD&A,” in our 2015 Annual Report on Form 10-K.

Comparison of Financial Condition as of September 30, 2016 and December 31, 2015 and Operating Results for the Three and Nine Months Ended September 30, 2016 and 2015

Financial Condition

Total assets declined $262.3 million to $14.81 billion at September 30, 2016, from $15.08 billion at December 31, 2015, primarily attributable to a net decline in our loan portfolio, partially offset by an increase in our securities portfolio. Loans receivable decreased $522.4 million to $10.63 billion at September 30, 2016, from $11.15 billion at December 31, 2015, and represented 72% of total assets at September 30, 2016. The decline in our mortgage loan portfolio reflects repayments of $1.64 billion which were in excess of originations and purchases of $1.14 billion during the nine months ended September 30, 2016.

Our residential mortgage loan portfolio decreased $515.0 million to $5.50 billion at September 30, 2016, from $6.02 billion at December 31, 2015, and represented 52% of our total loan portfolio at September 30, 2016. Residential mortgage loan repayments continued to outpace our origination and purchase volume during the nine months ended September 30, 2016, reflecting the reduced interest rate environment that has prevailed for a significant portion of 2015 and into 2016 and our reduced emphasis on the origination and purchase of residential mortgage loans for portfolio. Residential mortgage loan originations and purchases for portfolio totaled $524.2 million during the nine months ended September 30, 2016, of which $279.1 million were originations and $245.1 million were purchases. During the nine months ended September 30, 2016, the loan-to-value ratio of our residential mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 61% and the loan amount averaged approximately $592,000.

Our multi-family mortgage loan portfolio increased $68.4 million and totaled $4.09 billion at September 30, 2016, from $4.02 billion at December 31, 2015, and represented 39% of our total loan portfolio at September 30, 2016. Our commercial real estate mortgage loan portfolio decreased $61.7 million to $757.8 million at September 30, 2016 compared to $819.5 million at December 31, 2015 and represented 7% of our total loan portfolio at September 30, 2016. Multi-family and commercial real estate loan originations totaled $620.2 million during the nine months ended September 30, 2016. Our levels of originations reflect our commitment to grow these portfolios while continuing to maintain our disciplined approach to credit terms. During the nine months ended September 30, 2016, our multi-family and commercial real estate mortgage loan originations reflected loan balances averaging approximately $2.7 million with a weighted average loan-to-value ratio, at the time of origination, of approximately 44% and a weighted average debt service coverage ratio of approximately 1.57.

Our securities portfolio increased $345.8 million to $3.06 billion at September 30, 2016 compared to $2.71 billion at December 31, 2015 and represented 21% of total assets at September 30, 2016. Purchases totaling $1.19 billion were in excess of repayments and maturities of $816.6 million and sales of $23.0 million during the nine months ended September 30, 2016. At September 30, 2016, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost of $2.35 billion, a weighted average current coupon of 2.70%, a weighted average collateral coupon of 3.96% and a weighted average life of 3.7 years.

Total liabilities declined $306.5 million to $13.11 billion at September 30, 2016, from $13.41 billion at December 31, 2015, primarily due to a decline in total deposits and a decline in borrowings, net. Deposits totaled $8.93 billion at September 30, 2016, or 68% of total liabilities, a decline of $178.4 million compared to $9.11 billion at December 31, 2015. While total deposits declined, primarily as a result of a decrease of $344.6 million in certificates of deposit, core deposits increased $166.2 million. At September 30, 2016, core deposits totaled $7.28 billion and represented 82% of total deposits, up from 78% at December 31, 2015. This reflects our efforts to reposition the liability mix of our balance sheet. The net increase in core deposits at September 30, 2016, compared to December 31, 2015, primarily reflected an increase of $159.3 million in money market accounts to $2.72 billion and an increase of $65.1 million in NOW and demand deposit accounts to $2.48 billion at September 30, 2016. The net increase in core deposits during the nine months ended September 30, 2016 reflects our efforts to grow our core deposits, including our efforts to expand our business banking customer base, as well as customers' preference for the liquidity these types of deposits provide.

Total borrowings, net, decreased $149.6 million to $3.81 billion at September 30, 2016, from $3.96 billion at December 31, 2015. The decrease in borrowings was due to a $190.0 million decrease in federal funds purchased, partially offset by a $40.0 million increase in FHLB-NY advances.

Stockholders' equity increased $44.2 million to $1.71 billion at September 30, 2016, from $1.66 billion at December 31, 2015. The increase in stockholders’ equity was primarily due to net income of $55.6 million, an increase in accumulated other comprehensive income of $4.7 million, stock-based compensation of $2.5 million and sale of treasury stock of $122,000, partially offset by dividends on common and preferred stock totaling $18.7 million.

Results of Operations

General

Net income available to common shareholders for the three months ended September 30, 2016 decreased $215,000 to $16.5 million, or $0.16 diluted EPS, compared to $16.7 million, or $0.17 diluted EPS, for the three months ended September 30, 2015. The decrease in net income available to common shareholders for the 2016 third quarter compared to the 2015 third quarter was primarily due to a lower provision for loan losses credited to operations and lower net interest income, partially offset by a decline in non-interest expense.

Return on average common stockholders’ equity decreased to 4.20% for the three months ended September 30, 2016, compared to 4.44% for the three months ended September 30, 2015. Return on average tangible common stockholders’ equity, which represents average common stockholders’ equity less average goodwill, decreased to 4.76% for the three months ended September 30, 2016, compared to 5.06% for the three months ended September 30, 2015. The decreases in the returns on average common stockholders’ equity and average tangible common stockholders’ equity were due to the decrease in net income available to common shareholders, coupled with the increase in average common stockholders’ equity for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Return on average assets was 0.50% for the three months ended September 30, 2016, unchanged from the three months ended September 30, 2015.

Net income available to common shareholders for the nine months ended September 30, 2016 decreased $14.1 million to $49.0 million, or $0.48 diluted EPS, compared to $63.1 million, or $0.63 diluted EPS, for the nine months ended September 30, 2015. The decrease in net income available to common shareholders for the 2016 nine month period compared to the 2015 nine month period was largely due to a reduction in income tax expense of $11.4 million, or $0.12 diluted EPS, in the 2015 period, caused mainly by the 2015 NY State income tax legislation enacted in the 2015 second quarter. See Note 1 of Notes to Consolidated Financial Statements (Unaudited) and “Income Tax Expense” below for further discussion of the impact of the 2015 NY State legislation. Income before income tax expense for the nine months ended September 30, 2016 decreased approximately $5.0 million compared to the nine months ended September 30, 2015, reflecting a decline in net interest income and non-interest income, partially offset by a decline in non-interest expense.

Return on average common stockholders’ equity decreased to 4.20% for the nine months ended September 30, 2016, compared to 5.67% for the nine months ended September 30, 2015. Return on average tangible common stockholders’ equity decreased to 4.76% for the nine months ended September 30, 2016, compared to 6.48% for the nine months ended September 30, 2015. The decreases in the returns on average common stockholders’ equity and average tangible common stockholders’ equity were due to the decrease in net income available to common shareholders, coupled with the increase in average common stockholders’ equity for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. Return on average assets decreased to 0.49% for the nine months ended September 30, 2016, compared to 0.60% for the nine months ended September 30, 2015, reflecting the decrease in net income, partially offset by a reduction in average assets, for the 2016 period, compared to the 2015 period.

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

	For the Nine Months Ended September 30, 2015
(In Thousands, Except Per Share Data)	As Reported	Effect of Change in Tax Legislation	Non-GAAP
Income before income tax expense	$89,904	$—	$89,904
Income tax expense	20,260	11,404	31,664
Net income	69,644	(11,404)	58,240
Preferred stock dividends	6,582	—	6,582
Net income available to common shareholders	$63,062	$(11,404)	$51,658
Basic and diluted earnings per common share	$0.63	$(0.12)	$0.51
Return on average:
Common stockholders’ equity	5.67%	(1.02)%	4.65%
Tangible common stockholders’ equity	6.48	(1.17)	5.31
Assets	0.60	(0.10)	0.50
Effective tax rate	22.54	12.68	35.22

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

Net interest income decreased $1.1 million to $83.6 million for the three months ended September 30, 2016, compared to $84.7 million for the three months ended September 30, 2015, and decreased $5.6 million to $250.0 million for the nine months ended September 30, 2016, compared to $255.6 million for the nine months ended September 30, 2015, reflecting a decrease in our balance sheet, partially offset by an increase in the net interest margin. The net interest rate spread was 2.31% for the three months ended September 30, 2016 compared to 2.30% for the three months ended September 30, 2015, and increased two basis points to 2.29% for the nine months ended September 30, 2016, from 2.27% for the nine months ended September 30, 2015. The net interest margin increased two basis points to 2.39% for the three months ended September 30, 2016, from 2.37% for the three months ended September 30, 2015 and increased two basis points to 2.37% for the nine months ended September 30, 2016, from 2.35% for the nine months ended September 30, 2015. The decreases in net interest income reflected a decline in interest income, partially offset by a decline in interest expense. The decrease in interest income for the 2016 third quarter, compared to the 2015 third quarter, reflected a significant decline in the average balance of our residential mortgage loan portfolio as well as a decline in the average yield of multi-family and commercial real estate mortgage loans, partially offset by an increase in the average balances of mortgage-backed and other securities, and our multi-family and commercial real estate mortgage loan portfolio. The decrease in interest expense for the 2016 third quarter, compared to the same period a year ago, was primarily due to a decline in the average balance and average cost of our certificates of deposit, coupled with a decrease in the average balance of borrowings, partially offset by an increase in the average cost of borrowings. The decrease in interest income for the nine months ended September 30, 2016, compared to the same period a year ago, reflected a significant decline in the average balance of our residential mortgage loan portfolio as well as a decline in the average yield of multi-family and commercial real estate mortgage loans, partially offset by an increase in the average balances of mortgage-backed and other securities, and our multi-family and commercial real estate mortgage loan portfolio. The decrease in interest expense for the nine months ended September 30, 2016, compared to the same period a year ago, was primarily due to a decline in the average balance and average cost of our certificates of deposit, coupled with a decrease in the average balance of borrowings, partially offset by an increase in the average cost of borrowings. The average balance of net interest-earning assets increased $28.6 million to $1.15 billion for the three months ended September 30, 2016, from $1.12 billion for the three months ended September 30, 2015, and increased $48.9 million to $1.16 billion for the nine months ended September 30, 2016, from $1.11 billion for the nine months ended September 30, 2015.

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

	For the Three Months Ended September 30,
	2016			2015
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
			(Annualized)			(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$5,599,532	$44,582	3.18%	$6,359,317	$49,899	3.14%
Multi-family and commercial real estate	4,880,055	47,795	3.92	4,789,550	47,979	4.01
Consumer and other loans (1)	248,053	2,456	3.96	245,987	2,208	3.59
Total loans	10,727,640	94,833	3.54	11,394,854	100,086	3.51
Mortgage-backed and other securities (2)	3,024,369	17,873	2.36	2,608,324	15,816	2.43
Interest-earning cash accounts	107,872	110	0.41	147,229	109	0.30
FHLB-NY stock	134,553	1,526	4.54	134,648	1,407	4.18
Total interest-earning assets	13,994,434	114,342	3.27	14,285,055	117,418	3.29
Goodwill	185,151			185,151
Other non-interest-earning assets	757,396			728,658
Total assets	$14,936,981			$15,198,864

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW and demand deposit (3)	$2,464,974	$204	0.03	$2,273,963	$198	0.03
Money market	2,692,930	1,911	0.28	2,487,984	1,645	0.26
Savings	2,093,032	264	0.05	2,171,057	273	0.05
Total core deposits	7,250,936	2,379	0.13	6,933,004	2,116	0.12
Certificates of deposit	1,676,833	4,084	0.97	2,153,084	6,461	1.20
Total deposits	8,927,769	6,463	0.29	9,086,088	8,577	0.38
Borrowings	3,916,586	24,238	2.48	4,077,448	24,107	2.36
Total interest-bearing liabilities	12,844,355	30,701	0.96	13,163,536	32,684	0.99
Non-interest-bearing liabilities	391,504			398,874
Total liabilities	13,235,859			13,562,410
Stockholders’ equity	1,701,122			1,636,454
Total liabilities and stockholders’ equity	$14,936,981			$15,198,864

Net interest income/ net interest rate spread (4)		$83,641	2.31%		$84,734	2.30%

Net interest-earning assets/ net interest margin (5)	$1,150,079		2.39%	$1,121,519		2.37%

Ratio of interest-earning assets to interest-bearing liabilities	1.09 x			1.09 x
__________________________________

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)
NOW and demand deposit accounts include non-interest bearing accounts with an average balance of $1.06 billion for the three months ending September 30, 2016 and $931.2 million for the three months ending September 30, 2015.

(4)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30,
	2016			2015
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
			(Annualized)			(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$5,774,879	$137,640	3.18%	$6,585,735	$155,236	3.14%
Multi-family and commercial real estate	4,892,522	141,207	3.85	4,809,988	144,082	3.99
Consumer and other loans (1)	253,730	7,263	3.82	250,509	6,640	3.53
Total loans	10,921,131	286,110	3.49	11,646,232	305,958	3.50
Mortgage-backed and other securities (2)	2,879,787	52,177	2.42	2,555,034	46,124	2.41
Interest-earning cash accounts	126,976	346	0.36	141,795	305	0.29
FHLB-NY stock	132,255	4,434	4.47	138,890	4,390	4.21
Total interest-earning assets	14,060,149	343,067	3.25	14,481,951	356,777	3.28
Goodwill	185,151			185,151
Other non-interest-earning assets	755,101			726,154
Total assets	$15,000,401			$15,393,256

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW and demand deposit (3)	$2,435,367	$602	0.03	$2,255,767	$581	0.03
Money market	2,648,070	5,481	0.28	2,429,875	4,799	0.26
Savings	2,113,229	793	0.05	2,204,226	824	0.05
Total core deposits	7,196,666	6,876	0.13	6,889,868	6,204	0.12
Certificates of deposit	1,774,207	13,606	1.02	2,361,325	23,046	1.30
Total deposits	8,970,873	20,482	0.30	9,251,193	29,250	0.42
Borrowings	3,931,114	72,606	2.46	4,121,519	71,922	2.33
Total interest-bearing liabilities	12,901,987	93,088	0.96	13,372,712	101,172	1.01
Non-interest-bearing liabilities	411,863			408,167
Total liabilities	13,313,850			13,780,879
Stockholders’ equity	1,686,551			1,612,377
Total liabilities and stockholders’ equity	$15,000,401			$15,393,256

Net interest income/ net interest rate spread (4)		$249,979	2.29%		$255,605	2.27%

Net interest-earning assets/ net interest margin (5)	$1,158,162		2.37%	$1,109,239		2.35%

Ratio of interest-earning assets to interest-bearing liabilities	1.09 x			1.08 x
__________________________________

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)
NOW and demand deposit accounts include non-interest bearing accounts with an average balance of $1.04 billion for the nine months ending September 30, 2016 and $917.0 million for the nine months ending September 30, 2015.

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

	Increase (Decrease) for the Three Months ended September 30, 2016 Compared to the Three Months ended September 30, 2015			Increase (Decrease) for the Nine Months ended September 30, 2016 Compared to the Nine Months ended September 30, 2015
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
Residential	$(5,954)	$637	$(5,317)	$(19,527)	$1,931	$(17,596)
Multi-family and commercial real estate	901	(1,085)	(184)	2,373	(5,248)	(2,875)
Consumer and other loans	19	229	248	84	539	623
Mortgage-backed and other securities	2,515	(458)	2,057	5,861	192	6,053
Interest-earning cash accounts	(34)	35	1	(32)	73	41
FHLB-NY stock	(1)	120	119	(217)	261	44
Total	(2,554)	(522)	(3,076)	(11,458)	(2,252)	(13,710)
Interest-bearing liabilities:
NOW and demand deposit	6	—	6	21	—	21
Money market	138	128	266	367	315	682
Savings	(9)	—	(9)	(31)	—	(31)
Certificates of deposit	(1,274)	(1,103)	(2,377)	(5,058)	(4,382)	(9,440)
Borrowings	(1,011)	1,142	131	(3,330)	4,014	684
Total	(2,150)	167	(1,983)	(8,031)	(53)	(8,084)
Net change in net interest income	$(404)	$(689)	$(1,093)	$(3,427)	$(2,199)	$(5,626)

Interest Income

Interest income decreased $3.1 million to $114.3 million for the three months ended September 30, 2016, from $117.4 million for the three months ended September 30, 2015, due to a decrease of $290.6 million in the average balance of interest-earning assets to $13.99 billion for the three months ended September 30, 2016, from $14.29 billion for the three months ended September 30, 2015, coupled with a decrease in the average yield on interest-earning assets to 3.27% for the three months ended September 30, 2016, from 3.29% for the three months ended September 30, 2015. The decrease in the average balance of interest-earning assets was primarily due to a significant decline in the average balance of residential mortgage loans, partially offset by increases in the average balances of mortgage-backed and other securities and multi-family and commercial real estate mortgage loans. The decrease in the average yield on interest-earning assets was primarily due to a lower average yield on multi-family and commercial real estate mortgage loans.

Interest income on residential mortgage loans decreased $5.3 million to $44.6 million for the three months ended September 30, 2016, from $49.9 million for the three months ended September 30, 2015, due to a decrease of $759.8 million in the average balance to $5.60 billion for the three months ended September 30, 2016, from $6.36 billion for the three months ended September 30, 2015, partially offset by a slight increase in the average yield to 3.18% for the three months ended September 30, 2016, from 3.14% for the three months ended September 30, 2015. The decrease in the average balance of residential mortgage loans reflected the continued decline of this portfolio as repayments outpaced our originations over the past year. The increase in the average yield was primarily due to the impact of the upward repricing of our ARM loans, reflecting slightly higher short-term market interest rates, offset by new originations at lower interest rates than the interest rates on loans repaid over the past year, and the slight increase in net premium and deferred loan origination cost amortization to $2.7 million for the three months ended September 30, 2016, from $2.6 million for the three months ended September 30, 2015.

Interest income on multi-family and commercial real estate mortgage loans decreased $184,000 to $47.8 million for the three months ended September 30, 2016, from $48.0 million for the three months ended September 30, 2015, due to a decrease in the average yield to 3.92% for the three months ended September 30, 2016, from 4.01% for the three months ended September 30, 2015, partially offset by an increase of $90.5 million in the average balance to $4.88 billion for the three months ended September 30, 2016, from $4.79 billion for the three months ended September 30, 2015. The increase in the average balance of multi-family and commercial real estate loans was attributable to originations of such loans which exceeded repayments over the past year. The decrease in the average yield was primarily due to new originations at interest rates below the weighted average interest rate of the portfolio as well as the interest rates on loans repaid and lower prepayment penalties collected in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Prepayment penalties decreased to $3.1 million for the three months ended September 30, 2016, compared to $3.3 million for the three months ended September 30, 2015.

Interest income on mortgage-backed and other securities increased $2.1 million to $17.9 million for the three months ended September 30, 2016, from $15.8 million for the three months ended September 30, 2015, primarily due to an increase of $416.0 million in the average balance of the portfolio to $3.02 billion for the three months ended September 30, 2016, from $2.61 billion for the three months ended September 30, 2015, reflecting securities purchases over the past year in excess of repayments and sales.

Interest income decreased $13.7 million to $343.1 million for the nine months ended September 30, 2016, from $356.8 million for the nine months ended September 30, 2015, due to a decrease of $421.8 million in the average balance of interest-earning assets to $14.06 billion for the nine months ended September 30, 2016, from $14.48 billion for the nine ended September 30, 2015, coupled with a decrease in the average yield on interest-earning assets to 3.25% for the nine months ended September 30, 2016, from 3.28% for the nine months ended September 30, 2015.

Interest income on residential mortgage loans decreased $17.6 million to $137.6 million for the nine months ended September 30, 2016, from $155.2 million for the nine months ended September 30, 2015, due to a decrease of $810.9 million in the average balance to $5.77 billion for the nine months ended September 30, 2016, from $6.59 billion for the nine months ended September 30, 2015, partially offset by a slight increase in the average yield to 3.18% for the nine months ended September 30, 2016, from 3.14% for the nine months ended September 30, 2015. Net premium and deferred loan origination cost amortization totaled $7.4 million for the nine months ended September 30, 2016 compared to $8.3 million for the nine months ended September 30, 2015.

Interest income on multi-family and commercial real estate mortgage loans decreased $2.9 million to $141.2 million for the nine months ended September 30, 2016, from $144.1 million for the nine months ended September 30, 2015, due to a decrease in the average yield to 3.85% for the nine months ended September 30, 2016, from 3.99% for the nine months ended September 30, 2015, partially offset by an increase of $82.5 million in the average balance to $4.89 billion for the nine months ended September 30, 2016, from $4.81 billion for the nine months ended September 30, 2015. Prepayment penalties decreased to $6.8 million for the nine months ended September 30, 2016, compared to $9.2 million for the nine months ended September 30, 2015.

Interest income on mortgage-backed and other securities increased $6.1 million to $52.2 million for the nine months ended September 30, 2016, from $46.1 million for the nine months ended September 30, 2015, primarily due to an increase of $324.8 million in the average balance of the portfolio to $2.88 billion for the nine months ended September 30, 2016, from $2.56 billion for the nine months ended September 30, 2015.

Except as noted above, the principal reasons for the changes in the average yields and average balances of the various assets noted above for the nine months ended September 30, 2016 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2016.

Interest Expense

Interest expense decreased $2.0 million to $30.7 million for the three months ended September 30, 2016, from $32.7 million for the three months ended September 30, 2015, primarily due to a decrease of $319.2 million in the average balance of interest-bearing liabilities to $12.84 billion for the three months ended September 30, 2016, from $13.16 billion for the three months ended September 30, 2015, coupled with a decrease in the average cost of interest-bearing liabilities to 0.96% for the three months ended September 30, 2016, from 0.99% for the three months ended September 30, 2015. The decrease in the average balance of interest-bearing liabilities is primarily due to the decreases in the average balances of certificates of deposit and borrowings. The decrease in the average cost of interest-bearing liabilities primarily reflected a decrease in the average cost of certificates of deposit, partially offset by an increase in the average cost of borrowings.

Interest expense on total deposits decreased $2.1 million to $6.5 million for the three months ended September 30, 2016, from $8.6 million for the three months ended September 30, 2015, due to a decrease of $158.3 million in the average balance of total deposits to $8.93 billion for the three months ended September 30, 2016, from $9.09 billion for the three months ended September 30, 2015, coupled with a decrease in the average cost to 0.29% for the three months ended September 30, 2016, from 0.38% for the three months ended September 30, 2015. The decreases in the average balance and average cost of total deposits was primarily due to decreases in the average balance and average cost of certificates of deposit, partially offset by an increase in the average balance of money market accounts. The decrease in the average balance of certificates of deposit and the increase in the average balance of money market accounts were reflective of our efforts to reposition the liability mix of our balance sheet to increase our core deposits and reduce certificates of deposit.

Interest expense on certificates of deposit decreased $2.4 million to $4.1 million for the three months ended September 30, 2016, from $6.5 million for the three months ended September 30, 2015, due to a decrease of $476.3 million in the average balance, coupled with a decrease in the average cost to 0.97% for the three months ended September 30, 2016, from 1.20% for the three months ended September 30, 2015. The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher interest rates maturing and being replaced at lower interest rates. During the three months ended September 30, 2016, $228.0 million of certificates of deposit, with a weighted average interest rate of 0.40% and a weighted average maturity at inception of 16 months, matured and $165.9 million of certificates of deposit were issued or repriced, with a weighted average interest rate of 0.20% and a weighted average maturity at inception of 10 months.

Interest expense on borrowings increased $131,000 to $24.2 million for the three months ended September 30, 2016, from $24.1 million for the three months ended September 30, 2015, due to an increase in the average cost to 2.48% for the three months ended September 30, 2016, from 2.36% for the three months ended September 30, 2015, partially offset by a decrease of $160.9 million in the average balance to $3.92 billion for the three months ended September 30, 2016, from $4.08 billion for the three months ended September 30, 2015. The increase in the average cost of borrowings for the 2016 third quarter compared to the 2015 third quarter was primarily due to an increase in short term interest rates, resulting from the increase in the federal funds rate in December 2015.

Interest expense decreased $8.1 million to $93.1 million for the nine months ended September 30, 2016, from $101.2 million for the nine months ended September 30, 2015, due to a decrease of $470.7 million in the average balance of interest-bearing liabilities to $12.90 billion for the nine months ended September 30, 2016, from $13.37 billion for the nine months ended September 30, 2015, coupled with a decrease in the average cost of interest-bearing liabilities to 0.96% for the nine months ended September 30, 2016, from 1.01% for the nine months ended September 30, 2015.

Interest expense on total deposits decreased $8.8 million to $20.5 million for the nine months ended September 30, 2016, from $29.3 million for the nine months ended September 30, 2015, due to a decrease of $280.3 million in the average balance of total deposits to $8.97 billion for the nine months ended September 30, 2016, from $9.25 billion for the nine months ended September 30, 2015, coupled with a decrease in the average cost to 0.30% for the nine months ended September 30, 2016, from 0.42% for the nine months ended September 30, 2015.

Interest expense on certificates of deposit decreased $9.4 million to $13.6 million for the nine months ended September 30, 2016, from $23.0 million for the nine months ended September 30, 2015, due to a decrease of $587.1 million in the average balance, coupled with a decrease in the average cost to 1.02% for the nine months ended September 30, 2016, from 1.30% for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, $1.02 billion of certificates of deposit, with a weighted average interest rate of 0.91% and a weighted average maturity at inception of 26 months, matured and $665.3 million of certificates of deposit were issued or repriced, with a weighted average interest rate of 0.34% and a weighted average maturity at inception of 16 months.

Interest expense on borrowings increased $684,000 to $72.6 million for the nine months ended September 30, 2016, from $71.9 million for the nine months ended September 30, 2015, due to an increase in the average cost to 2.46% for the nine months ended September 30, 2016, from 2.33% for the nine months ended September 30, 2015, partially offset by a decrease of $190.4 million in the average balance to $3.93 billion for the nine months ended September 30, 2016, from $4.12 billion for the nine months ended September 30, 2015.

Except as noted above, the principal reasons for the changes in the average costs and average balances of the various liabilities noted above for the nine months ended September 30, 2016 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2016.

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

We recorded a provision for loan losses credited to operations of $1.0 million for the three months ended September 30, 2016 and $7.1 million for the nine months ended September 30, 2016. This compares to a provision for loan losses credited to operations of $4.4 million for the three months ended September 30, 2015 and $7.7 million for the nine months ended September 30, 2015. We had net loan charge-offs of $1.3 million for the three months ended September 30, 2016 and $3.2 million for the nine months ended September 30, 2016. This compares to net loan recoveries of $439,000 for the three months ended September 30, 2015 and net loan charge-offs of $351,000 for the nine months ended September 30, 2015. Our allowance for loan losses decreased to $87.7 million at September 30, 2016, representing 0.83% of total loans, compared to $98.0 million, or 0.88% of total loans, at December 31, 2015. We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the contraction of the overall loan portfolio, as well as reductions in the balances of certain loan classes we believe bear higher risk, such as residential interest-only loans, residential mortgage loans originated prior to 2008 and multi-family and commercial real estate mortgage loans originated prior to 2011, and the quality of our loan originations.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality” and Note 4 of Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, “Financial Statements (Unaudited).”

Non-Interest Income

Non-interest income decreased $86,000 to $12.8 million for the three months ended September 30, 2016, from $12.9 million for the three months ended September 30, 2015, primarily due to a decrease in customer service fees, partially offset by an increase in mortgage banking income, net and other non-interest income. For the nine months ended September 30, 2016, non-interest income decreased $5.0 million to $36.1 million, from $41.1 million for the nine months ended September 30, 2015, primarily due to decreases in customer service fees and mortgage banking income, net.

Customer service fees decreased $1.2 million to $7.1 million for the three months ended September 30, 2016, from $8.3 million for the three months ended September 30, 2015, and decreased $3.8 million to $21.6 million for the nine months ended September 30, 2016, from $25.4 million for the nine months ended September 30, 2015. These declines were primarily due to the discontinuation of one of our deposit programs in the middle of the third quarter of 2015 coupled with lower commission income on sales of annuity products and checking account charges, including overdraft charges and inactivity charges, during the three and nine months ended September 30, 2016 compared to the 2015 periods.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR valuation, increased $784,000 to $916,000 for the three months ended September 30, 2016, from $132,000 for the three months ended September 30, 2015. The increase was primarily due to a lower provisions recorded in the valuation allowance for the impairment of MSR in the three months ended September 30, 2016. For the nine months ended September 30, 2016, mortgage banking income, net, decreased $1.5 million to $1.0 million, from $2.5 million for the nine months ended September 30, 2015, primarily due to provisions recorded in the valuation allowance for the impairment of MSR for the nine months ended September 30, 2016. The provisions recorded in the 2016 periods were reflective of increases in the weighted average constant prepayment rate on mortgages, and corresponding decreases in the estimated weighted average life of the servicing portfolio, at September 30, 2016 compared to September 30, 2015, primarily attributable to the decrease in U.S. Treasury rates during the nine months of 2016.

Non-Interest Expense

Non-interest expense decreased $3.9 million to $68.7 million for the three months ended September 30, 2016, from $72.6 million for the three months ended September 30, 2015, and decreased $6.3 million to $208.3 million for the nine months ended September 30, 2016, compared to $214.6 million for the nine months ended September 30, 2015. These decreases primarily reflected declines in federal deposit insurance premium expense, advertising and other non-interest expense. Our percentage of general and administrative expense to average assets, annualized, was 1.84% for the three months ended September 30, 2016 and 1.85% for the nine months ended September 30, 2016, compared to 1.91% for the three months ended September 30, 2015 and 1.86% for the nine months ended September 30, 2015.

Federal deposit insurance premium expense decreased $1.0 million to $3.2 million for the three months ended September 30, 2016, compared to $4.2 million for the three months ended September 30, 2015, and decreased $3.0 million to $9.7 million for the nine months ended September 30, 2016, compared to $12.7 million for the nine months ended September 30, 2015, primarily due to a reduction in our assessment rate and a reduction in our assessment base.

Advertising expense decreased $2.0 million to $742,000 for the three months ended September 30, 2016, compared to $2.8 million for the three months ended September 30, 2015, and decreased $2.6 million to $5.2 million for the nine months ended September 30, 2016, compared to $7.8 million for the nine months ended September 30, 2015 due to the differences in the timing of advertising campaigns during the three- and nine-month periods ended September 30, 2016 compared to the three- and nine-month periods ended September 30, 2015. Other non-interest expense decreased $947,000 to $7.4 million for the three months ended September 30, 2016, compared to $8.3 million for the three months ended September 30, 2015, primarily due to decreases in consulting fees, checking account expense related to the customer value program discontinued in 2015, off balance sheet provisions and recruiting fees. These decreases were partially offset by increases in various other expenses, including merger related expenses in 2016 and REO related expenses. For the nine months ended September 30, 2016, declines in these various other expenses were partially offset by merger related expenses, increases in REO related expenses, OCC assessment expense, charitable contributions and miscellaneous office and stationary expenses, resulting in a decrease in other expenses to $22.7 million, compared to $24.1 million for the nine months ended September 30, 2015.

Income Tax Expense

For the three months ended September 30, 2016, income tax expense totaled $10.0 million, representing an effective tax rate of 34.9%, and for the nine months ended September 30, 2016, income tax expense totaled $29.3 million, representing an effective tax rate of 34.5%. This compares to income tax expense of $10.5 million, representing an effective tax rate of 35.8% and $20.3 million, representing an effective tax rate of 22.5% for both the three and nine months ended September 30, 2015. The reduction in income tax expense for the nine months ended September 30, 2015 was due to 2015 NY State and State of Connecticut enacted tax legislation that was signed into law during the second quarter of 2015. The result of these legislative changes was an increase of $11.4 million in our net deferred tax asset in the statement of financial condition with a corresponding reduction in income tax expense for the nine months ended September 30, 2015.

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

As a result of our continuing efforts to reposition the asset mix of our balance sheet, we have experienced increases in our multi-family and commercial real estate mortgage loan portfolio and declines in our residential mortgage loan portfolio over the past few years. Our multi-family mortgage loan portfolio increased to represent 39% of our total loan portfolio at September 30, 2016, compared to 36% at December 31, 2015. In contrast, our residential mortgage loan portfolio decreased to represent 52% of our total loan portfolio at September 30, 2016, compared to 54% at December 31, 2015. At September 30, 2016 and December 31, 2015, our commercial real estate mortgage loan portfolio represented 7% of our total loan portfolio, with the remainder of our portfolio consisting of consumer and other loans.

We continue to adhere to prudent underwriting standards.  We underwrite our residential mortgage loans primarily based upon our evaluation of the borrower’s ability to pay.  We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.  Additionally, we do not originate one-year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  Interest-only loans in our portfolio require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term. During the 2010 third quarter, we stopped offering interest-only loans.  At September 30, 2016, $1.42 billion of residential mortgage loans originated in prior years as interest-only loans were included in our portfolio of amortizing residential mortgage loans as a result of a refinance with us or through the conversion to amortizing loans at the end of their initial interest-only period, of which $233.7 million were refinanced or converted to amortizing loans during the nine months ended September 30, 2016. Non-performing amortizing residential mortgage loans at September 30, 2016 included $79.2 million of loans originated as interest-only loans that are amortizing as a result of a refinance with us or through the conversion to amortizing at the end of their initial interest-only period. Reduced documentation loans in our portfolio are comprised primarily of SIFA (stated income, full asset) loans.  To a lesser extent, reduced documentation loans in our portfolio also include SISA (stated income, stated asset) loans.  During the 2007 fourth quarter, we stopped offering reduced documentation loans.

The following table provides further details on the composition of our residential mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At September 30, 2016		At December 31, 2015
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Residential mortgage loans:
Full documentation interest-only (1)	$289,625	5.27%	$432,288	7.19%
Full documentation amortizing (2)	4,441,654	80.75	4,697,966	78.10
Reduced documentation interest-only (1)(3)	142,092	2.58	303,231	5.04
Reduced documentation amortizing (3)(4)	627,043	11.40	581,930	9.67
Total residential mortgage loans	$5,500,414	100.00%	$6,015,415	100.00%

(1)
Includes interest-only hybrid ARM loans originated prior to 2007 which were underwritten at the initial note rate, which may have been a discounted rate, totaling $126.2 million at September 30, 2016 and $388.0 million at December 31, 2015.

(2)
Includes loans previously categorized as full documentation interest-only that have converted to full documentation amortizing status totaling $958.3 million at September 30, 2016 and $992.0 million at December 31, 2015.

(3)	Includes SISA loans totaling $119.6 million at September 30, 2016 and $135.7 million at December 31, 2015.

(4)
Includes loans previously categorized as reduced documentation interest-only that have converted to reduced documentation amortizing status totaling $459.8 million at September 30, 2016 and $365.4 million at December 31, 2015.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At September 30, 2016	At December 31, 2015
Non-performing loans (1) (2):
Mortgage loans:
Residential	$134,926	$120,336
Multi-family	5,746	6,833
Commercial real estate	5,232	3,939
Consumer and other loans	5,000	7,108
Total non-performing loans	150,904	138,216
REO, net (3)	14,592	19,798
Total non-performing assets	$165,496	$158,014
Non-performing loans to total loans	1.42%	1.24%
Non-performing loans to total assets	1.02	0.92
Non-performing assets to total assets	1.12	1.05
Allowance for loan losses to non-performing loans	58.12	70.90
Allowance for loan losses to total loans	0.83	0.88
_______________________________________________

(1)
Non-performing loans, substantially all of which are non-accrual loans, included loans modified in a TDR totaling $64.0 million at September 30, 2016 and $61.0 million at December 31, 2015. Non-performing loans exclude loans held-for-sale and loans which have been modified in a TDR that have been returned to accrual status.

(2)
Includes mortgage loans 90 days or more past due, primarily as to their maturity date but not their interest due, and still accruing interest totaling $476,000 at September 30, 2016 and $332,000 at December 31, 2015.

(3)
At September 30, 2016, REO, all of which were residential properties, is net of a valuation allowance of $1.2 million. At December 31, 2015, REO is net of a valuation allowance of $1.3 million and included residential properties with a carrying value of $17.8 million.

Total non-performing assets increased $7.5 million to $165.5 million at September 30, 2016 compared to $158.0 million at December 31, 2015, due to an increase in non-performing loans, partially offset by a decrease in REO, net. The ratio of non-performing assets to total assets increased to 1.12% at September 30, 2016, compared to 1.05% at December 31, 2015, primarily due to the increase in non-performing assets.

Non-performing loans, which are comprised primarily of mortgage loans and exclude loans held-for-sale, increased $12.7 million to $150.9 million at September 30, 2016, compared to $138.2 million at December 31,

2015. The ratio of non-performing loans to total loans was 1.42% at September 30, 2016, compared to 1.24% at December 31, 2015. The increase in non-performing loans at September 30, 2016 compared to December 31, 2015 was primarily attributable to an increase in non-performing residential mortgage loans, comprised primarily of loans recently converted from interest-only to amortizing, partially offset by a decrease in non-performing consumer and other loans. The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages related to our non-performing loans are generally higher than the allowance coverage percentages related to our performing loans. In evaluating our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral. REO, net, decreased $5.2 million to $14.6 million at September 30, 2016, compared to $19.8 million at December 31, 2015, reflecting an excess of the volume of REO sold over the volume of loans that shifted from non-performing delinquent loans to REO through the completion of the foreclosure process during the nine months ended September 30, 2016.

We may agree, in certain instances, to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR.  Modifications as a result of a TDR may include, but are not limited to, interest rate modifications, payment deferrals, restructuring of payments to interest-only from amortizing and/or extensions of maturity dates.  Modifications which result in insignificant payment delays and payment shortfalls are generally not classified as a TDR. Residential mortgage loans discharged in a Chapter 7 bankruptcy filing are also reported as loans modified in a TDR as relief granted by a court is also viewed as a concession to the borrower in the loan agreement.  Loans modified in a TDR are individually classified as impaired and are initially placed on non-accrual status regardless of their delinquency status and reported as non-performing loans.  Loans modified in a TDR which are included in non-performing loans totaled $64.0 million at September 30, 2016 and $61.0 million at December 31, 2015, of which $43.5 million at September 30, 2016 and $47.6 million at December 31, 2015 were current or less than 90 days past due. Loans modified in a TDR remain as non-performing loans in non-accrual status until we determine that future collection of principal and interest is reasonably assured.  Where we have agreed to modify the contractual terms of a borrower’s loan, we require the borrower to demonstrate performance according to the restructured terms, generally for a period of at least nine months, prior to returning the loan to accrual status.  Loans modified in a TDR which have been returned to accrual status are excluded from non-performing loans, but remain classified as impaired.  Restructured accruing loans totaled $84.6 million at September 30, 2016 and $101.8 million at December 31, 2015.

We discontinue accruing interest on loans when they become 90 days past due as to their payment due date and at the time a loan is deemed a TDR.  We may also discontinue accruing interest on certain other loans because of deterioration in financial or other conditions of the borrower.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and, presuming we deem the remaining recorded investment in the loan to be fully collectible, income is recognized only to the extent cash is received until a return to accrual status is warranted.  In some circumstances, we may continue to accrue interest on mortgage loans 90 days or more past due, primarily as to their maturity date but not their interest due.  In other cases, we may defer recognition of income until the principal balance has been recovered.  If all non-accrual loans at September 30, 2016 and 2015 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $4.8 million for the nine months ended September 30, 2016 and $3.9 million for the nine months ended September 30, 2015.  Actual payments recorded as interest income, with respect to such loans, totaled $2.1 million for the nine months ended September 30, 2016 and $2.4 million for the nine months ended September 30, 2015.

In addition to non-performing loans, we had $93.7 million of potential problem loans at September 30, 2016, including $68.5 million of residential mortgage loans and $24.6 million of multi-family and commercial real estate mortgage loans, compared to $131.5 million of potential problem loans at December 31, 2015, including $80.1 million of residential mortgage loans and $50.9 million of multi-family and commercial real estate mortgage loans. Such loans include loans 60-89 days past due and accruing interest and certain other internally adversely classified loans.

Non-performing residential mortgage loans continue to include a greater concentration of reduced documentation loans as compared to the entire residential mortgage loan portfolio. Reduced documentation loans represented only 14% of the residential mortgage loan portfolio, yet represented 47% of non-performing residential mortgage loans at September 30, 2016. The following table provides further details on the composition of our non-performing residential mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At September 30, 2016		At December 31, 2015
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-performing residential mortgage loans:
Full documentation interest-only	$16,039	11.89%	$18,375	15.27%
Full documentation amortizing	55,126	40.85	44,529	37.01
Reduced documentation interest-only	18,349	13.60	27,572	22.91
Reduced documentation amortizing	45,412	33.66	29,860	24.81
Total non-performing residential mortgage loans (1)	$134,926	100.00%	$120,336	100.00%

(1)
Includes $38.0 million of loans less than 90 days past due at September 30, 2016, of which $31.4 million were current, and includes $46.5 million of loans less than 90 days past due at December 31, 2015, of which $37.7 million were current.

The following table provides details on the geographic composition of both our total and non-performing residential mortgage loans at September 30, 2016.

	Residential Mortgage Loans At September 30, 2016
(Dollars in Millions)	Total Loans	Percent of Total Loans	Total Non-Performing Loans (1)	Percent of Total Non-Performing Loans	Non-Performing Loans as Percent of State Totals
State:
New York	$1,678.1	30.5%	$13.0	9.6%	0.77%
Connecticut	533.0	9.7	16.6	12.3	3.11
Massachusetts	460.1	8.4	5.6	4.2	1.22
Illinois	424.5	7.7	17.3	12.8	4.08
Virginia	422.2	7.7	13.0	9.6	3.08
New Jersey	412.1	7.5	25.3	18.8	6.14
Maryland	361.7	6.6	21.7	16.1	6.00
California	293.6	5.3	11.6	8.6	3.95
Washington	199.9	3.6	0.7	0.5	0.35
Texas	129.2	2.3	—	—	—
All other states (2)(3)	586.0	10.7	10.1	7.5	1.72
Total	$5,500.4	100.0%	$134.9	100.0%	2.45%

(1)	Includes $38.0 million of loans which were current or less than 90 days past due.

(2)	Includes 25 states and Washington, D.C.

(3)	Includes Florida with $89.7 million of total loans, of which $2.8 million were non-performing loans.

At September 30, 2016, substantially all of our multi-family and commercial real estate mortgage loans and all of our non-performing multi-family and commercial real estate mortgage loans were secured by properties located in the New York metropolitan area.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
At September 30, 2016:
Mortgage loans:
Residential	233	$71,373	54	$14,028	304	$96,937
Multi-family	28	4,290	7	562	11	1,893
Commercial real estate	4	808	1	176	—	—
Consumer and other loans	34	1,159	12	577	40	5,000
Total delinquent loans	299	$77,630	74	$15,343	355	$103,830
Delinquent loans to total loans		0.73%		0.14%		0.98%

At December 31, 2015:
Mortgage loans:
Residential	270	$84,841	68	$20,965	244	$73,833
Multi-family	20	2,387	11	2,692	14	2,441
Commercial real estate	2	487	2	1,689	1	572
Consumer and other loans	76	2,358	22	502	50	7,108
Total delinquent loans	368	$90,073	103	$25,848	309	$83,954
Delinquent loans to total loans		0.81%		0.23%		0.75%

Delinquent loans totaled $196.8 million at September 30, 2016, a decrease of $3.1 million compared to $199.9 million at December 31, 2015. The decrease in total delinquent loans at September 30, 2016 compared to December 31, 2015 includes a decrease of $3.2 million in delinquent consumer and other loans, primarily in loans which were 30-59 days past due and 90 days or more past due, and a decrease of $1.8 million in delinquent commercial real estate mortgage loans, primarily in loans which were 60-89 days past due. These decreases were partially offset by an increase of $2.7 million in delinquent residential mortgage loans primarily due to an increase in loans which were 90 days or more past due, partially offset by a decrease in loans which were 30-89 days past due.

Allowance for Loan Losses

The following table summarizes activity in the allowance for loan losses.

(In Thousands)	For the Nine Months Ended September 30, 2016
Balance at January 1, 2016	$98,000
Provision credited to operations	(7,128)
Charge-offs:
Residential	(6,313)
Multi-family	(409)
Commercial real estate	(441)
Consumer and other loans	(1,238)
Total charge-offs	(8,401)
Recoveries:
Residential	1,749
Multi-family	1,966
Commercial real estate	981
Consumer and other loans	533
Total recoveries	5,229
Net charge-offs	(3,172)
Balance at September 30, 2016	$87,700

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio. We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time. Our 2016 third quarter analysis of loss severity on residential mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO or a short sale) to the loan’s original principal balance, indicated an average loss severity of approximately 30%, compared to approximately 28% in our 2016 second quarter analysis and approximately 27% in our 2015 fourth quarter analysis. Our analysis in the 2016 third quarter involved a review of residential REO sales and short sales which occurred during the 12 months ended June 30, 2016, and included both full documentation and reduced documentation loans in a variety of states with varying years of origination. Our 2016 third quarter analysis of charge-offs on multi-family and commercial real estate mortgage loans, which generally related to certain delinquent and non-performing loans transferred to held-for-sale and loans modified in a TDR during the 12 months ended June 30, 2016, indicated an average loss severity of approximately 25%, compared to approximately 31% in our 2016 second quarter analysis and approximately 27% in our 2015 fourth quarter analysis. We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses. However, the uniqueness of each multi-family and commercial real estate loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses. We also consider the growth in our multi-family and commercial real estate mortgage loan portfolio in evaluating the adequacy of the allowance for loan losses. The ratio of the allowance for loan losses to non-performing loans was approximately 58% at September 30, 2016, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses.

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2016 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The Gap Table includes $1.95 billion of borrowings, which are callable within one year and on a quarterly basis thereafter, classified primarily according to their maturity dates, which are in the more than one year to three years category and in the more than three years to five years category. In addition, the Gap Table includes callable securities maturing in five years or more with an amortized cost of $344.4 million, substantially all of which are callable within one year, of which $250.1 million are classified according to their projected call dates within one year and $94.3 million are classified according to their maturity dates. The classification of callable borrowings and securities according to their maturity or projected call dates is based on the market value analytics of our interest rate risk model.  As indicated in the Gap Table, our one-year interest rate sensitivity gap at September 30, 2016 was positive 8.77% compared to positive 2.19% at December 31, 2015. The change in the one-year cumulative gap is primarily due to an increase in the balances of mortgage loans and securities projected to mature or reprice within one year at September 30, 2016, compared to December 31, 2015.

	At September 30, 2016
(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$4,608,776	$2,525,536	$1,457,115	$1,694,292	$10,285,719
Consumer and other loans (1)	202,066	18,583	11,910	5,494	238,053
Interest-earning cash accounts	101,593	—	—	—	101,593
Securities available-for-sale (2)	103,707	61,305	32,056	107,017	304,085
Securities held-to-maturity	632,207	492,558	307,024	1,319,386	2,751,175
FHLB-NY stock	—	—	—	130,820	130,820
Total interest-earning assets	5,648,349	3,097,982	1,808,105	3,257,009	13,811,445
Interest-bearing liabilities:
Savings	306,589	401,673	286,298	1,084,993	2,079,553
Money market	1,359,773	815,796	543,978	—	2,719,547
NOW and demand deposit	95,256	228,230	206,026	1,949,447	2,478,959
Certificates of deposit	722,192	424,427	502,966	—	1,649,585
Borrowings, net (3)	1,864,620	1,000,000	950,000	—	3,814,620
Total interest-bearing liabilities	4,348,430	2,870,126	2,489,268	3,034,440	12,742,264
Interest rate sensitivity gap	1,299,919	227,856	(681,163)	222,569	$1,069,181
Cumulative interest rate sensitivity gap	$1,299,919	$1,527,775	$846,612	$1,069,181

Cumulative interest rate sensitivity gap as a percentage of total assets	8.77%	10.31%	5.71%	7.22%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	129.89%	121.16%	108.72%	108.39%
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

We perform analyses of interest rate increases and decreases of up to 400 basis points (when reasonably practical) over various time horizons although changes in interest rates of 200 basis points over a one year horizon is a more common and reasonable scenario for analytical purposes. Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the 12 month period beginning October 1, 2016 would decrease by approximately 2.09% from the base projection. At December 31, 2015, in the up 200 basis point scenario, our projected net interest income for the 12 month period beginning January 1, 2016 would have decreased by approximately 2.09% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points through quarterly parallel decrements of 25 basis points, subject to floors, that have been established based on historical observation, our projected net interest income for the 12 month period beginning October 1, 2016 would decrease by approximately 1.35% from the base projection. At December 31, 2015, in the down 100 basis point scenario, our projected net interest income for the 12 month period beginning January 1, 2016 would have decreased by approximately 2.12% from the base projection.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot necessarily be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  Accordingly, although our net interest income sensitivity analyses may provide an indication of our interest rate risk exposure, such analyses may not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results may differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from bank owned life insurance and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the 12 month period beginning October 1, 2016 would increase by approximately $3.9 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the 12 month period beginning October 1, 2016 would decrease by approximately $2.5 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and net interest income sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2015 Annual Report on Form 10-K.

ITEM 4.    Controls and Procedures

Monte N. Redman, our President and Chief Executive Officer, and Frank E. Fusco, our Senior Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2016.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Merger-related Litigation
Following the announcement of the execution of the Merger Agreement, six lawsuits challenging the proposed Merger were filed in the Supreme Court of the State of New York, County of Nassau. These actions are captioned: (1) Sandra E. Weiss IRA v. Chrin, et al., Index No. 607132/2015 (filed November 4, 2015); (2) Raul v. Palleschi, et al., Index No. 607238/2015 (filed November 6, 2015); (3) Lowinger v. Redman, et al., Index No. 607268/2015 (filed November 9, 2015); (4) Minzer v. Astoria Fin. Corp., et al., Index No. 607358/2015 (filed November 12, 2015); (5) MSS 12-09 Trust v. Palleschi, et al., Index No. 607472/2015 (filed November 13, 2015); and (6) The Firemen’s Retirement System of St. Louis v. Keegan, et al., Index No. 607612/2015 (filed November 23, 2015). On January 15, 2016, the court consolidated the New York lawsuits under the caption In re Astoria Financial Corporation Shareholders Litigation, Index No. 607132/2015, and on January 29, 2016 the lead plaintiffs filed an amended consolidated complaint.  In addition, a seventh lawsuit was filed challenging the proposed transaction in the Delaware Court of Chancery, captioned O’Connell v. Astoria Financial Corp., et al., Case No. 11928 (filed January 22, 2016). The plaintiff in this case voluntarily dismissed the case on September 26, 2016. Each of the lawsuits is a putative class action filed on behalf of the stockholders of Astoria and names as defendants Astoria, its directors and NYCB, or collectively, the defendants.

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

Each of the actions seek, among other things, an order enjoining completion of the proposed Merger and an award of costs and attorneys’ fees. Certain of the actions also seek compensatory damages arising from the alleged breaches of fiduciary duty. The defendants believe these actions are without merit. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at September 30, 2016 with respect to these matters.

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

ITEM 1A.    Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2015 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors,” in our June 30, 2016 Quarterly Report on Form 10-Q.  There were no material changes in risk factors relevant to our operations since June 30, 2016.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At September 30, 2016, a maximum of 7,675,593 shares may yet be purchased under this plan.  Pursuant to the terms of the Merger Agreement, we may not repurchase shares of our common stock without the consent of NYCB. NYCB has agreed not to unreasonably withhold any such consent.

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

Astoria Financial Corporation

Dated:	November 9, 2016	By:	/s/	Monte N. Redman
Monte N. Redman
President and Chief Executive Officer

Dated:	November 9, 2016	By:	/s/	Frank E. Fusco
Frank E. Fusco
Senior Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Dated:	November 9, 2016	By:	/s/	John F. Kennedy
John F. Kennedy
Senior Vice President and
Chief Accounting Officer

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

10.1	Astoria Financial Corporation Amendment to the Employment Agreement with Josie Callari, entered into on August 8, 2016.

10.2	Astoria Bank Amendment to the Employment Agreement with Josie Callari, entered into on August 8, 2016.

10.3	Astoria Financial Corporation Amendment to the Employment Agreement with Robert DeStefano, entered into on August 8, 2016.

10.4	Astoria Bank Amendment to the Employment Agreement with Robert DeStefano, entered into on August 8, 2016.

10.5	Astoria Financial Corporation Amendment to the Employment Agreement with Brian Edwards, entered into on August 8, 2016.

10.6	Astoria Bank Amendment to the Employment Agreement with Brian Edwards, entered into on August 8, 2016.

10.7	Astoria Financial Corporation Amendment to the Employment Agreement with Stephen Sipola, entered into on August 8, 2016.

10.8	Astoria Bank Amendment to the Employment Agreement with Stephen Sipola, entered into on August 8, 2016.

10.9	Astoria Financial Corporation Amendment to the Amended and Restated Employment Agreement with Hugh Donlon, entered into on August 8, 2016.

10.10	Astoria Bank Amendment to the Amended and Restated Employment Agreement with Hugh Donlon, entered into on August 8, 2016.

10.11	Astoria Financial Corporation Amendment to the Amended and Restated Employment Agreement with Alan Eggleston, entered into on August 8, 2016.

10.12	Astoria Bank Amendment to the Amended and Restated Employment Agreement with Alan Eggleston, entered into on August 8, 2016.

10.13	Astoria Financial Corporation Amendment to the Amended and Restated Employment Agreement with Frank Fusco, entered into on August 8, 2016.

10.14	Astoria Bank Amendment to the Amended and Restated Employment Agreement with Frank Fusco, entered into on August 8, 2016.

10.15	Astoria Financial Corporation Amendment to the Amended and Restated Employment Agreement with Monte Redman, entered into on August 8, 2016.

10.16	Astoria Bank Amendment to the Amended and Restated Employment Agreement with Monte Redman, entered into on August 8, 2016.

31.1	Certifications of Chief Executive Officer.

31.2	Certifications of Chief Financial Officer.

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