Form 10-K
period 2016-12-31
ASTORIA FINANCIAL CORP
filed 2017-02-28
CIK 910322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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
Large accelerated filer    X   Accelerated Filer        Non-accelerated filer        Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES        NO  X
The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2016, based on the closing price for a share of the registrant’s Common Stock on that date as reported by the New York Stock Exchange, was $1.50 billion.
The number of shares of the registrant’s Common Stock outstanding as of February 16, 2017 was 101,228,083 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be utilized in connection with the 2017 Annual Meeting of Stockholders or any amendments to this Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2016, are incorporated by reference into Part  III.

ASTORIA FINANCIAL CORPORATION
2016 ANNUAL REPORT ON FORM 10-K

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

•
the impact of the termination of the Agreement and Plan of Merger, or the Merger Agreement with New York Community Bancorp, Inc., a Delaware corporation, or NYCB, including any resulting changes in our operations;

•	increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment;

•	changes in deposit flows, loan demand or collateral values;

•	changes in accounting principles, policies or guidelines;

•	changes in general economic conditions, either nationally or locally in some or all areas in which we do business, or conditions in the real estate or securities markets or the banking industry;

•	legislative or regulatory changes, including those that may be implemented by the new administration in Washington, D.C.;

•
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

Astoria Bank was established in 1888 as a local, community-oriented bank that delivered exceptional service, a core philosophy that remains our focus today. Since inception, we have operated on a simple business model of providing residential mortgage loans funded primarily by retail deposits of the customers that live and work near our branch franchise. In 2011, we set forth on developing plans to transform our balance sheet, both the asset side and the liability side, through the expansion of the products and services we offer, as well as enhancements to the delivery channels, in the communities and to the customers we serve. We focus on growing our core businesses of mortgage portfolio lending and deposit gathering while maintaining strong asset quality and operating expense management. We continue to implement our strategies to diversify earning assets and to increase low cost negotiable order of withdrawal, or NOW, and demand deposit, money market and savings accounts, or core deposits. These strategies include a greater level of participation in the local multi-family and commercial real estate mortgage lending markets and expanding our array of business banking products and services, focusing on small and middle market businesses with an emphasis on attracting clients from larger competitors. Our physical presence consists presently of our branch network of 88 locations, plus our dedicated business banking office in midtown Manhattan.

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

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans. At December 31, 2016, 52% of our total loan portfolio was secured by residential properties and 46% was secured by multi-family properties and commercial real estate, compared to 54% and 44%, respectively, at December 31, 2015. The remainder of the loan portfolio consists of a variety of consumer and other loans, including commercial and industrial loans and home equity loans. At December 31, 2016, our net loan portfolio totaled $10.33 billion, or 71% of total assets.

We originate multi-family and commercial real estate mortgage loans either indirectly through commercial mortgage brokers or through direct solicitation by our banking officers in New York in connection with our business banking operations. We originate residential mortgage loans either directly through our banking and loan production offices in New York or indirectly through brokers and our third party loan origination program. Mortgage loan originations and purchases for portfolio totaled $1.48 billion for the year ended December 31, 2016 and $1.51 billion for the year ended December 31, 2015. At December 31, 2016, $6.28 billion, or 62%, of our total mortgage loan portfolio was secured by properties located in New York and $3.86 billion, or 38%, of our total mortgage loan portfolio was secured by properties located in 34 other states and the District of Columbia. In addition to New York, we have a concentration of 5% or greater of our total mortgage loan portfolio in Connecticut at 5%, and in New Jersey, at 5%.

We also originate mortgage loans for sale in the secondary market. Generally, we originate 15 and 30 year fixed rate residential mortgage loans that conform to GSE guidelines (conforming loans) for sale to various GSEs or other investors on a servicing released or retained basis. The sale of such loans is generally arranged through a master commitment on a mandatory delivery or best efforts basis. Originations of residential mortgage loans held-for-sale totaled $129.7 million in 2016 and $127.7 million in 2015, all of which were originated through our retail loan origination program. Loans serviced for others totaled $1.35 billion at December 31, 2016.

We outsource the servicing of our residential mortgage loan portfolio, including our portfolio of mortgage loans serviced for other investors, to an unrelated third party under a sub-servicing agreement.

Residential Mortgage Lending

Our primary residential lending emphasis is on the origination and purchase of first mortgage loans secured by properties that serve as the primary residence of the owner. We also originate a limited number of second home mortgage loans, which are reflected as a component of our consumer and other loans, described further below. At December 31, 2016, residential mortgage loans totaled $5.37 billion, or 52% of our total loan portfolio, of which $3.43 billion, or 64%, were hybrid adjustable rate mortgage, or ARM, loans and $1.94 billion, or 36%, were fixed rate loans.

Residential mortgage loan originations and purchases for portfolio totaled $763.9 million during 2016 and $616.9 million during 2015. Our residential retail loan origination program accounted for $317.9 million of portfolio originations during 2016 and $311.3 million during 2015. We also have a residential broker network covering four states, primarily along the East Coast. Our residential broker loan origination program consists of relationships with mortgage brokers and accounted for $72.1 million of portfolio originations during 2016 and $78.6 million during 2015. We purchase individual mortgage loans through our third party loan origination program which are subject to the same underwriting standards as our retail and broker originations. Our third party loan origination program includes relationships with other financial institutions and mortgage bankers covering 13 states and the District of Columbia and accounted for residential portfolio purchases of $373.9 million during 2016 and $227.0 million during 2015. Our various loan origination programs provide efficient and diverse delivery channels for deployment of our cash flows.

Additionally, our broker and third party loan origination programs provide geographic diversification, reducing our exposure to concentrations of credit risk.

We offer amortizing hybrid ARM loans with terms up to 30 years which initially have a fixed rate for five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period. Prior to 2014, we also offered amortizing hybrid ARM loans with terms up to 40 years and loans with an initial fixed rate period of three years. Our amortizing hybrid ARM loans require the borrower to make principal and interest payments during the entire loan term. Our portfolio of residential amortizing hybrid ARM loans totaled $3.10 billion, or 58% of our total residential mortgage loan portfolio, at December 31, 2016. Prior to the 2010 fourth quarter, we offered interest-only hybrid ARM loans with terms of up to forty years, which have an initial fixed rate for five or seven years and convert into one year interest-only ARM loans at the end of the initial fixed rate period. Our interest-only hybrid ARM loans require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term. Our portfolio of residential interest-only hybrid ARM loans totaled $330.5 million, or 6% of our total residential mortgage loan portfolio, at December 31, 2016. We do not originate one year ARM loans. The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period. We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.

Within our residential mortgage loan portfolio we have reduced documentation loan products, substantially all of which are hybrid ARM loans (interest-only and amortizing). Reduced documentation loans are comprised primarily stated income, full asset, or SIFA, loans. To a lesser extent, our portfolio of reduced documentation loans also includes stated income, stated asset, or SISA, loans. During the 2007 fourth quarter, we stopped offering reduced documentation loans. Reduced documentation loans in our residential mortgage loan portfolio totaled $731.8 million, or 14% of our total residential mortgage loan portfolio at December 31, 2016, and included $114.8 million of SISA loans.

Generally, ARM loans pose credit risks somewhat greater than the risks posed by fixed rate loans primarily because, as interest rates rise, the underlying payments of the borrower increase when the loan is beyond its initial fixed rate period, particularly if the interest rate during the initial fixed rate period was at a discounted rate, increasing the potential for default. Interest-only hybrid ARM loans have an additional potential risk element when the loan payments adjust after the tenth anniversary of the loan to include principal payments, resulting in a further increase in the underlying payments. Since our interest-only hybrid ARM loans have a relatively long period to the principal payment adjustment, we believe this alleviates some of the additional credit risk due to the longer period for the borrower’s income to adjust to anticipated higher future payments. Additionally, we consider these risk factors in our underwriting of such loans and we do not offer loans with initial rates at deep discounts to the fully indexed rate. At December 31, 2016, $1.41 billion of residential mortgage loans originated in prior years as interest-only loans were included in our portfolio of amortizing residential mortgage loans. Such loans consist of $870.3 million of loans which converted pursuant to their contractual terms and $542.8 million of loans which were refinanced at an earlier stage through a program under which certain re-underwriting procedures were completed. Of total loans which had previously been interest-only, $84.1 million were non-performing at December 31, 2016, the majority of which converted pursuant to their contractual terms.

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

All of our hybrid ARM loans have annual and lifetime interest rate ceilings and floors. Such loans have, at times, been offered with an initial interest rate which is less than the fully indexed rate for the loan at the time of origination, referred to as a discounted rate. We determine the initial interest rate in accordance with market and competitive factors giving consideration to the spread over our funding sources in conjunction with our overall interest rate risk, or IRR, management strategies. In 2006, to recognize the credit risks associated with interest-only hybrid ARM loans, we began underwriting such loans based on a fully amortizing loan (in effect underwriting interest-only hybrid ARM loans as if they were amortizing hybrid ARM loans). Prior to 2007, we would underwrite our interest-only hybrid ARM loans using the initial note rate, which may have been a discounted rate. We monitor credit risk on interest-only hybrid ARM loans that were underwritten at the initial note rate, which may have been a discounted rate, in the same manner as we monitor credit risk on all interest-only hybrid ARM loans. Our portfolio of residential interest-only hybrid ARM loans which were underwritten at the initial note rate, which may have been a discounted rate, totaled $45.4 million, or 1% of our total residential mortgage loan portfolio, at December 31, 2016. In 2007, we began underwriting our interest-only hybrid ARM loans at the higher of the fully indexed rate or the initial note rate. In 2009, we began underwriting our interest-only and amortizing hybrid ARM loans at the higher of the fully indexed rate, the initial note rate or 6.00%. During the 2010 second quarter, we reduced the underwriting interest rate floor from 6.00% to 5.00% to reflect the interest rate environment. During the 2010 third quarter we stopped offering interest-only loans.

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

Multi-Family and Commercial Real Estate Lending

Our primary multi-family and commercial real estate lending emphasis is on the origination of mortgage loans on rent controlled and rent stabilized apartment buildings located in the greater New York metropolitan area, including the five boroughs of New York City, Nassau, Suffolk and Westchester counties in New York, and parts of New Jersey and Connecticut. At December 31, 2016, multi-family mortgage loans totaled $4.05 billion, or 39% of our total loan portfolio, and commercial real estate loans totaled $729.3 million, or 7% of our total loan portfolio. The multi-family and commercial real estate loans in our portfolio consist of both fixed rate and adjustable rate loans which were originated at prevailing market rates. Multi-family and commercial real estate loans we currently offer generally include adjustable and fixed rate balloon loans with terms up to 15 years, amortized over 15 to 30 years. We also offer interest-only mortgage loans, primarily for loans secured by multi-family cooperative properties, to qualified borrowers, underwritten on an amortizing basis. Such loans generally require interest-only payments for the term of the loan, which generally ranges from five to ten years, and typically provide for a balloon payment at maturity. Interest-only loans represented less than 9% of our total multi-family and commercial real estate loan portfolio at December 31, 2016. Included in our multi-family and commercial real estate loan portfolios are mixed use loans secured by properties which are intended for both residential and commercial use. Mixed use loans are classified as multi-family or commercial real estate based on the respective percentage of income from residential and commercial uses.

Originations of multi-family and commercial real estate loans totaled $717.7 million during the year ended December 31, 2016 and $890.7 million during the year ended December 31, 2015. In originating multi-family and commercial real estate loans, we primarily consider the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and our lending experience with the borrower. Our current policy for multi-family loans is to require a minimum debt service coverage ratio of 1.20 times and to finance up to 75% of the lesser of the purchase price or appraised value of the property securing the loan on purchases or 75% of the appraised value on refinances. For commercial real estate loans, our current policy is to require a minimum debt service coverage ratio of 1.25 times and to finance up to 70% of the lesser of the purchase price or appraised value of the property securing the loan on purchases or 70% of the appraised value on refinances. In addition, we perform analyses to determine the ability of the net operating income generated by the real estate to meet the debt service obligation under various stress scenarios.

The majority of the multi-family loans in our portfolio are secured by five to fifty-unit apartment buildings and mixed use properties (containing both residential and commercial uses). Commercial real estate loans are typically secured by retail, office and mixed use properties (more commercial than residential uses). The average balance of multi-family and commercial real estate loans originated during 2016 was $2.7 million. At December 31, 2016, our single largest multi-family credit had an outstanding balance of $36.0 million, was current and was secured by a 432-unit cooperative apartment building with 22 retail units in the Bronx. At December 31, 2016, the average balance of loans in our multi-family portfolio was approximately $1.9 million. At December 31, 2016, our single largest commercial real estate credit had an outstanding principal balance of $14.0 million, was current and was secured by a building with 100% commercial tenancy in Manhattan. At December 31, 2016, the average balance of loans in our commercial real estate portfolio was approximately $1.6 million.

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

Consumer and Other Loans

At December 31, 2016, $239.1 million, or 2%, of our total loan portfolio, consisted of consumer and other loans. Included in consumer and other loans at December 31, 2016 were $139.3 million of home equity and other consumer loans and $99.8 million of commercial and industrial loans.

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

Commercial and industrial loans offered through our business banking operations primarily include secured lines of credit, equipment loans, letters of credit and term loans. All of our commercial and industrial loans at December 31, 2016 were originated in 2012 or later as part of our strategy to expand our business banking operations and diversify our earning assets. We focus on making commercial and industrial loans to small and medium-sized businesses, primarily located in our branch footprint, in a wide variety of industries. These loans are underwritten based upon the cash flow and earnings of the borrower and the value of the collateral securing such loans, if any.

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

For mortgage loans secured by residential properties, upon receipt of a completed application from a prospective borrower, we generally order a credit report, verify income and other information and, if necessary, obtain additional financial or credit related information. For mortgage loans secured by multi-family and commercial real estate properties, we obtain financial information concerning the operation of the property as well as credit information on the principal and borrower entity. Personal guarantees are generally not obtained with respect to multi-family and commercial real estate loans. An appraisal of the real estate used as collateral for mortgage loans is also obtained as part of the underwriting process. All appraisals are performed by licensed or certified appraisers, the majority of which are licensed independent third party appraisers. We have an internal appraisal review process to monitor third party appraisals. The Board of Directors annually reviews and approves our appraisal policy.

Loan Portfolio Composition

The following table sets forth the composition of our loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At December 31,
	2016		2015		2014		2013		2012
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans (gross):
Residential	$5,365,363	51.69%	$6,015,415	54.14%	$6,873,536	57.71%	$8,037,276	64.89%	$9,711,226	73.82%
Multi-family	4,046,622	38.98	4,024,105	36.21	3,913,053	32.86	3,296,455	26.61	2,406,678	18.29
Commercial real estate	729,259	7.03	819,514	7.38	873,765	7.34	812,966	6.56	773,916	5.88
Total mortgage loans	10,141,244	97.70	10,859,034	97.73	11,660,354	97.91	12,146,697	98.06	12,891,820	97.99
Consumer and other loans (gross):
Home equity and other consumer	139,338	1.34	160,819	1.44	184,553	1.55	208,923	1.69	242,119	1.84
Commercial and industrial	99,776	0.96	91,874	0.83	64,815	0.54	30,758	0.25	21,975	0.17
Total consumer and other loans	239,114	2.30	252,693	2.27	249,368	2.09	239,681	1.94	264,094	2.01
Total loans (gross)	10,380,358	100.00%	11,111,727	100.00%	11,909,722	100.00%	12,386,378	100.00%	13,155,914	100.00%
Net unamortized premiums and deferred loan origination costs	36,829		41,354		47,726		55,688		68,058
Loans receivable	10,417,187		11,153,081		11,957,448		12,442,066		13,223,972
Allowance for loan losses	(86,100)		(98,000)		(111,600)		(139,000)		(145,501)
Loans receivable, net	$10,331,087		$11,055,081		$11,845,848		$12,303,066		$13,078,471

Loan Maturity, Repricing and Activity

The following table shows the contractual maturities of our loans receivable at December 31, 2016 and does not reflect the effect of prepayments or scheduled principal amortization.

	At December 31, 2016
(In Thousands)	Residential	Multi- Family	Commercial Real Estate	Consumer and Other	Total
Amount due:
Within one year	$4,416	$173,981	$84,979	$63,774	$327,150
After one year:
Over one to three years	12,226	308,480	147,728	6,122	474,556
Over three to five years	20,322	366,425	94,795	25,167	506,709
Over five to ten years	318,526	1,994,973	241,405	12,337	2,567,241
Over ten to twenty years	2,095,388	1,193,659	159,687	98,780	3,547,514
Over twenty years	2,914,485	9,104	665	32,934	2,957,188
Total due after one year	5,360,947	3,872,641	644,280	175,340	10,053,208
Total amount due	$5,365,363	$4,046,622	$729,259	$239,114	$10,380,358
Net unamortized premiums and deferred loan origination costs					36,829
Allowance for loan losses					(86,100)
Loans receivable, net					$10,331,087

The following table sets forth at December 31, 2016, the dollar amount of our loans receivable contractually maturing after December 31, 2017, and whether such loans have fixed interest rates or adjustable interest rates.  Our interest-only and amortizing hybrid ARM loans are classified as adjustable rate loans.

	Maturing After December 31, 2017
(In Thousands)	Fixed	Adjustable	Total
Mortgage loans:
Residential	$1,937,196	$3,423,751	$5,360,947
Multi-family	2,160,895	1,711,746	3,872,641
Commercial real estate	382,266	262,014	644,280
Consumer and other loans	42,669	132,671	175,340
Total	$4,523,026	$5,530,182	$10,053,208

The following table sets forth our loan originations, purchases, sales and principal repayments for the periods indicated, including loans held-for-sale.

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014
Mortgage loans (gross) (1):
Balance at beginning of year	$10,867,990	$11,667,994	$12,154,132
Originations:
Residential	519,757	517,618	366,792
Multi-family	662,328	784,063	1,012,150
Commercial real estate	55,355	106,616	174,341
Total originations	1,237,440	1,408,297	1,553,283
Purchases (2)	373,882	227,034	194,237
Principal repayments	(2,182,349)	(2,291,194)	(1,887,465)
Sales	(128,617)	(135,365)	(286,522)
Transfer of loans to real estate owned	(13,239)	(7,783)	(43,448)
Net loans charged off	(2,248)	(993)	(16,223)
Balance at end of year	$10,152,859	$10,867,990	$11,667,994
Consumer and other loans (gross):
Balance at beginning of year	$252,693	$249,368	$239,681
Originations and advances	133,457	162,943	109,208
Principal repayments	(146,535)	(159,083)	(97,813)
Net loans charged off	(501)	(535)	(1,708)
Balance at end of year	$239,114	$252,693	$249,368

(1)	Includes loans classified as held-for-sale totaling $11.6 million at December 31, 2016, $9.0 million at December 31, 2015 and $7.6 million at December 31, 2014.

(2)	Purchases of mortgage loans represent third party loan originations and are secured by residential properties.

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

The underlying credit quality of our loan portfolio is dependent primarily on each borrower’s ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral securing the loan, if any. A borrower’s ability to pay is typically dependent, in the case of residential mortgage loans and consumer loans, on employment, along with other sources of income, and in the case of multi-family and commercial real estate mortgage loans, on the cash flow generated by the property, which in turn is impacted by general economic conditions. Other factors, such as unanticipated expenditures or changes in the financial markets, may also impact a borrower’s ability to pay. Collateral values, particularly real estate values, are also impacted by a variety of factors including general economic conditions, demographics, natural disasters, maintenance and collection or foreclosure delays.

Non-performing Assets

Non-performing assets, which include non-performing loans and real estate owned, or REO, totaled $163.4 million at December 31, 2016, compared with $158.0 million at December 31, 2015, reflecting an increase in non-performing loans, partially offset by a decline in REO, net. Non-performing loans, which are comprised primarily of mortgage loans, include all non-accrual loans, and, to a lesser extent, mortgage loans past due 90 days or more and still accruing interest, and exclude loans held-for-sale and loans modified in a troubled debt restructuring, or TDR, which have been returned to accrual status. At December 31, 2016, non-performing loans totaled $148.2 million, up $10.0 million compared to $138.2 million at December 31, 2015. The ratio of non-performing assets to total assets was 1.12% at December 31, 2016, compared to 1.05% at December 31, 2015. The ratio of non-performing loans to total loans increased to 1.42% at December 31, 2016, from 1.24% at December 31, 2015. The allowance for loan losses as a percentage of total non-performing loans decreased to 58.1% at December 31, 2016, from 70.9% at December 31, 2015. At December 31, 2016 REO, net, totaled $15.1 million, down $4.7 million, compared to $19.8 million at December 31, 2015. For further discussion of our non-performing assets, non-performing loans and the allowance for loan losses, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

We may agree, in certain instances, to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR. Modifications as a result of a TDR may include, but are not limited to, interest rate modifications, payment deferrals, restructuring of payments to interest-only from amortizing and/or extensions of maturity dates. Modifications which result in insignificant payment delays and payment shortfalls are generally not classified as a TDR. Residential mortgage loans discharged in a Chapter 7 bankruptcy filing, or bankruptcy loans, are also reported as loans modified in a TDR as relief granted by a court is also viewed as a concession to the borrower in the loan agreement. Loans modified in a TDR are individually classified as impaired and are initially placed on non-accrual status regardless of their delinquency status and remain in non-accrual status until we determine that future collection of principal and interest is reasonably assured. Where we have agreed to modify the contractual terms of a borrower’s loan, we require the borrower to demonstrate performance according to the restructured terms, generally for a period of at least six months, prior to returning the loan to accrual status. Loans modified in a TDR which have been returned to accrual status are excluded from non-performing loans but remain classified as impaired. Loans modified in a TDR which are included in non-performing loans totaled $58.6 million at December 31, 2016 and $61.0 million at December 31, 2015, of which $38.0 million at December 31, 2016 and $47.6 million at December 31, 2015 were current or less than 90 days past due. Restructured accruing loans totaled $84.1 million at December 31, 2016 and $101.8 million at December 31, 2015. For further detail on loans modified in a TDR, see Note 1 and Note 5 in Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

We discontinue accruing interest on loans when they become 90 days past due as to their payment due date and at the time a loan is deemed a TDR. We may also discontinue accruing interest on certain other loans earlier because of deterioration in financial or other conditions of the borrower. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and, presuming we deem the remaining recorded investment in the loan to be fully collectible, income is recognized only to the extent cash is received until a return to accrual status is warranted. In some circumstances, mortgage loans will reach their maturity date with the borrower having an intent to refinance. If such loans become 30 days past maturity, we continue to consider such loans as current to the extent such borrowers continue to make monthly payments to us consistent with the original terms of the loan, and where we do not have a reason to believe that any loss will be incurred on the loan, in which case we continue to accrue interest. In other cases, we may defer recognition of income until the principal balance has been recovered. At December 31, 2016 there was one multi-family mortgage loan for $1.2 million that was 30 days past maturity, where the borrower had an intent and ability to refinance, classified as current. There were no loans 30 days past maturity at December 31, 2015. Should a loan reach 60 days past maturity we then classify such loan as past due. There were no loans 60 days past maturity at either December 31, 2016 or 2015.

We obtain updated estimates of collateral values on residential mortgage loans at 180 days past due and earlier in certain instances, including for loans to borrowers who have filed for bankruptcy, and, to the extent the loans remain delinquent, annually thereafter. Updated estimates of collateral values on residential loans are obtained primarily through automated valuation models. Additionally, our loan servicer performs property inspections to monitor and manage the collateral on our residential loans when they become 45 days past due and monthly thereafter until the foreclosure process is complete. We obtain updated estimates of collateral value using third party appraisals on non-

performing multi-family and commercial real estate mortgage loans when the loans initially become non-performing and annually thereafter and multi-family and commercial real estate loans modified in a TDR at the time of the modification and annually thereafter. Appraisals on multi-family and commercial real estate loans are reviewed by our internal certified appraisers. We analyze our home equity lines of credit when such loans become 90 days past due and consider our lien position, the estimated fair value of the underlying collateral value and the results of recent property inspections in determining the need for an individual valuation allowance. We also obtain updated estimates of collateral value for certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral. Adjustments to final appraised values obtained from independent third party appraisers and automated valuation models are not made.

We proactively manage our non-performing assets, in part, through the sale of certain individual delinquent and non-performing loans. During the year ended December 31, 2016, we sold $2.9 million, net of charge-offs of $672,000, of delinquent and non-performing mortgage loans, primarily multi-family and commercial real estate mortgage loans. At December 31, 2016, included in loans held-for-sale, net, was one non-performing multi-family mortgage loan totaling $143,000. Such non-performing loans held-for-sale are excluded from non-performing loans, non-performing assets and related ratios.

REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is initially recorded at estimated fair value less estimated selling costs. Thereafter, we maintain a valuation allowance, representing decreases in the properties’ estimated fair value, through charges to earnings. Such charges are included in other non-interest expense along with any additional property maintenance and protection expenses incurred in owning the property. Fair value is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker. As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions. At December 31, 2016, we held 50 properties in REO totaling $15.1 million, net of a valuation allowance of $1.2 million, all of which were residential properties. At December 31, 2015, we held 50 properties in REO totaling $19.8 million, net of a valuation allowance of $1.3 million, $17.8 million of which were residential properties.

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

Impaired loans totaled $204.3 million, net of their related allowance for loan losses of $9.4 million, at December 31, 2016 and $222.7 million, net of their related allowance for loan losses of $14.8 million, at December 31, 2015. Interest income recognized on impaired loans amounted to $7.2 million for the year ended December 31, 2016. For further detail on our impaired loans, see Note 1 and Note 5 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Allowance for Loan Losses

For a discussion of our accounting policy related to the allowance for loan losses, see “Critical Accounting Policies - Allowance for Loan Losses” in Item 7, “MD&A.”

In addition to the requirements of U.S. generally accepted accounting principles, or GAAP, related to loss contingencies, a federally chartered savings association’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC. The OCC, in conjunction with the other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate valuation allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectability of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the federal regulatory agencies. While we believe that the allowance for loan losses has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ substantially from the conditions used in making our estimates at December 31, 2016. In addition, there can be no assurance that the OCC or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not request that we alter our allowance for loan losses, thereby affecting our financial condition and earnings.

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

Securities

At December 31, 2016, our securities portfolio totaled $3.02 billion, or 21% of total assets, and was comprised primarily of mortgage-backed securities. At December 31, 2016, our mortgage-backed securities, which were primarily collateralized by residential mortgage loans, totaled $2.53 billion, or 84% of total securities, of which $2.29 billion, or 76% of total securities, were REMIC and CMO securities. Substantially all of our REMIC and CMO securities had fixed interest rates and were guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae as issuer, with the balance of this portfolio comprised of privately issued securities, which were primarily investment grade securities. In addition to our REMIC and CMO securities, at December 31, 2016, we had $237.9 million, or 8% of total securities, in mortgage-backed pass-through certificates guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae. These securities provide liquidity, collateral for borrowings and minimal credit risk while providing appropriate returns and are an attractive alternative to other investments due to the wide variety of maturity and repayment options available.

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

In addition to mortgage-backed securities, at December 31, 2016, we had $493.5 million of other securities, consisting primarily of obligations of GSEs which, by their terms, may be called by the issuer, typically after the passage of a fixed period of time. At December 31, 2016, the amortized cost of callable securities totaled $374.3 million. During the year ended December 31, 2016, 19 securities with a carrying value of $354.6 million were called. In addition, we had $80.0 million of corporate debt securities that were all investment grade securities.

Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Reform Act, and the final implementing rules, among other things, prohibits banking entities from acquiring and retaining an ownership interest in, sponsoring, or having certain relationships with a “covered fund.” We do not own any securities or have an ownership interest in any funds that are not permitted under the Reform Act. For further discussion, see “Regulation and Supervision - Federally Chartered Savings Association Regulation - Business Activities.”

At December 31, 2016, our securities available-for-sale totaled $280.0 million and our securities held-to-maturity totaled $2.74 billion. For further discussion of our securities portfolio, see Item 7, “MD&A,” Note 1 and Note 3 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” and the tables that follow.

The following table sets forth the composition of our available-for-sale and held-to-maturity securities portfolios at their respective carrying values in dollar amounts and percentages of the portfolios at the dates indicated.  Our available-for-sale securities portfolio is carried at estimated fair value and our held-to-maturity securities portfolio is carried at amortized cost.

	At December 31,
	2016		2015		2014
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$240,793	85.98%	$330,539	79.31%	$268,998	69.99%
Non-GSE issuance REMICs and CMOs	1,443	0.52	3,054	0.73	5,104	1.33
GSE pass-through certificates	8,930	3.19	11,264	2.70	13,557	3.53
Obligations of GSEs	28,875	10.31	71,939	17.26	96,698	25.16
Fannie Mae stock	4	—	2	—	2	—
Total securities available-for-sale	$280,045	100.00%	$416,798	100.00%	$384,359	100.00%
Securities held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,119,175	40.84%	$1,361,907	59.30%	$1,575,402	73.83%
Non-GSE issuance REMICs and CMOs	193	0.01	198	0.01	2,482	0.12
GSE pass-through certificates	228,976	8.36	260,707	11.35	281,685	13.20
Multi-family mortgage-backed securities:
GSE issuance REMICs	927,119	33.83	434,587	18.92	154,381	7.24
Obligations of GSEs	384,325	14.03	178,967	7.79	119,336	5.59
Corporate debt securities	80,000	2.92	60,000	2.61	—	—
Other	344	0.01	433	0.02	518	0.02
Total securities held-to-maturity	$2,740,132	100.00%	$2,296,799	100.00%	$2,133,804	100.00%

The following contractual maturity table sets forth certain information regarding the amortized costs, estimated fair values and weighted average yields of our FHLB-NY stock, securities available-for-sale and securities held-to-maturity at December 31, 2016 and does not reflect the effect of prepayments or scheduled principal amortization on our REMICs, CMOs and pass-through certificates or the effect of callable features on our obligations of GSEs.

	Within One Year		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Total Securities
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
FHLB-NY stock (1)(2)	$—	—%	$—	—%	$—	—%	$124,807	5.00%	$124,807	$124,807	5.00%
Securities available-for-sale:
Residential REMICs and CMOs:
GSE issuance	$—	—%	$326	4.25%	$3,643	3.72%	$238,203	2.46%	$242,172	$240,793	2.48%
Non-GSE issuance	—	—	1,407	3.28	35	3.06	—	—	1,442	1,443	3.27
GSE pass-through certificates	4	5.26	254	2.55	3,952	2.66	4,361	2.93	8,571	8,930	2.80
Obligations of GSEs (3)	—	—	—	—	30,000	2.47	—	—	30,000	28,875	2.47
Fannie Mae stock (1)(4)	—	—	—	—	—	—	15	—	15	4	—
Total securities available-for-sale	$4	5.26%	$1,987	3.35%	$37,630	2.61%	$242,579	2.47%	$282,200	$280,045	2.49%
Securities held-to-maturity
Residential REMICs and CMOs
GSE issuance	$—	—%	$1,041	1.51%	$50,638	2.90%	$1,067,496	2.38%	$1,119,175	$1,112,114	2.40%
Non-GSE issuance	—	—	—	—	—	—	193	4.75	193	186	4.75
GSE pass-through certificates	—	—	13	9.53	2,612	1.52	226,351	2.18	228,976	226,359	2.17
Multi-family REMICs - GSE issuance	—	—	—	—	—	—	927,119	2.41	927,119	908,192	2.41
Obligations of GSEs (3)	39,987	0.44	16,400	2.47	260,053	2.36	67,885	2.37	384,325	367,869	2.17
Corporate debt securities	—	—	—	—	70,000	3.65	10,000	4.00	80,000	75,482	3.69
Other	—	—	343	7.25	—	—	1	7.00	344	344	7.25
Total securities held-to-maturity	$39,987	0.44%	$17,797	2.51%	$383,303	2.66%	$2,299,045	2.38%	$2,740,132	$2,690,546	2.39%

(1)	Equity securities have no stated maturities and are therefore classified in the over ten years category.

(2)	The carrying amount of FHLB-NY stock equals cost. The weighted average yield represents the 2016 third quarter annualized dividend rate declared by the FHLB-NY in November 2016.

(3)	Callable in 2017 and at various times thereafter.

(4)	The weighted average yield of Fannie Mae stock reflects the Federal Housing Finance Agency decision to suspend dividend payments indefinitely.

The following table sets forth the aggregate amortized cost and estimated fair value of our securities where the aggregate amortized cost of securities from a single issuer exceeds 10% of our stockholders’ equity at December 31, 2016.

(In Thousands)	Amortized Cost	Estimated Fair Value
Fannie Mae	$910,519	$901,022
Freddie Mac	654,700	651,011
Federal Farm Credit Bank	262,740	251,150

Sources of Funds

General

Our primary sources of funds are the cash flows provided by our deposit gathering activities and investing activities, including principal and interest payments on loans and securities. Our other sources of funds are provided by operating activities (primarily net income) and borrowing activities.

Deposits

We offer a variety of deposit accounts with a range of interest rates and terms. We presently offer NOW and demand deposit accounts, money market accounts, passbook and statement savings accounts and certificates of deposit. At December 31, 2016, our deposits totaled $8.88 billion. Of the total deposit balance, $720.1 million, or 8%, represent Individual Retirement Accounts. We held no brokered deposits at December 31, 2016.

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

Core deposits represented 82% of total deposits at December 31, 2016. Our core deposit growth strategy includes focusing on individual customer relationships and on small and middle market businesses. Total deposits included $1.09 billion of business deposits at December 31, 2016, substantially all of which were core deposits, reflecting the expansion of our business banking operations, a component of the strategic shift in our balance sheet.

For further discussion of our deposits, see Item 7, “MD&A,” Note 7 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” and the tables that follow.

The following table presents our deposit activity for the periods indicated.

	For the Year Ended December 31,
(Dollars in Thousands)	2016	2015	2014
Opening balance	$9,106,027	$9,504,909	$9,855,310
Net withdrawals	(255,871)	(436,225)	(401,756)
Interest credited	26,899	37,343	51,355
Ending balance	$8,877,055	$9,106,027	$9,504,909
Net decrease	$228,972	$398,882	$350,401
Percentage decrease	2.51%	4.20%	3.56%

The following table sets forth the maturity periods of our certificates of deposit in amounts of $250,000 or more at December 31, 2016.

(In Thousands)	Amount
Within three months	$13,963
Over three to six months	8,533
Over six to twelve months	6,834
Over twelve months	52,348
Total	$81,678

The following table sets forth the distribution of our average deposit balances for the periods indicated and the weighted average interest rates for each category of deposit presented.

	For the Year Ended December 31,
	2016			2015			2014
(Dollars in Thousands)	Average Balance	Percent of Total	Weighted Average Rate	Average Balance	Percent of Total	Weighted Average Rate	Average Balance	Percent of Total	Weighted Average Rate
NOW	$1,402,498	15.67%	0.06%	$1,342,958	14.60%	0.06%	$1,236,760	12.82%	0.06%
Non-interest bearing NOW and demand deposit	1,043,511	11.66	—	928,022	10.09	—	897,517	9.30	—
Money market	2,667,905	29.81	0.28	2,459,170	26.73	0.26	2,187,718	22.68	0.25
Savings	2,099,651	23.46	0.05	2,186,704	23.77	0.05	2,364,679	24.52	0.05
Total	7,213,565	80.60	0.13	6,916,854	75.19	0.12	6,686,674	69.32	0.11
Certificates of deposit (1):
Within one year	315,796	3.53	0.07	404,862	4.40	0.07	508,160	5.27	0.07
Over one to three years	519,950	5.81	0.79	605,168	6.58	0.74	890,318	9.23	0.83
Over three to five years	896,995	10.02	1.48	1,267,179	13.78	1.91	1,552,188	16.09	2.33
Over five years	1,070	0.01	1.78	1,285	0.01	1.71	901	0.01	1.66
Jumbo	2,357	0.03	0.13	3,544	0.04	0.11	8,064	0.08	0.14
Total	1,736,168	19.40	1.02	2,282,038	24.81	1.27	2,959,631	30.68	1.48
Total deposits	$8,949,733	100.00%	0.30%	$9,198,892	100.00%	0.41%	$9,646,305	100.00%	0.53%

(1)	Terms indicated are original, not term remaining to maturity.

The following table presents, by rate categories, the remaining periods to maturity of our certificates of deposit outstanding at December 31, 2016 and the balances of our certificates of deposit outstanding at December 31, 2016, 2015 and 2014.

	Period to Maturity From December 31, 2016				At December 31,
(In Thousands)	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three Years	2016	2015	2014
Certificates of deposit rate categories:
0.49% or less	$354,639	$3,940	$30	$—	$358,609	$556,770	$763,913
0.50% to 0.99%	79,635	90,628	15,495	927	186,685	148,423	96,535
1.00% to 1.99%	240,384	172,525	186,440	455,496	1,054,845	978,058	910,355
2.00% to 2.99%	346	22	3	79	450	310,441	502,012
3.00% to 3.99%	12	106	32	—	150	360	422,391
4.00% and over	—	125	—	—	125	130	300
Total	$675,016	$267,346	$202,000	$456,502	$1,600,864	$1,994,182	$2,695,506

Borrowings

Borrowings are used as a complement to deposit gathering as a funding source for asset growth and are an integral part of our IRR management strategy. We utilize federal funds purchased and we enter into sales of securities sold under agreements to repurchase, or repo agreements, transactions with approved securities dealers and banks, and the FHLB-NY. Repo agreements are accounted for as borrowings and are secured by the securities sold under the agreements. We also obtain overnight and term advances from the FHLB-NY. At December 31, 2016, FHLB-NY advances totaled $2.09 billion, or 58% of total borrowings. Such advances are generally secured by a blanket lien against, among other things, our residential mortgage loan portfolio and our investment in FHLB-NY stock. The maximum amount that the FHLB-NY will advance, for purposes other than for meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. See “Regulation and Supervision - Federal Home Loan Bank System.” Occasionally, we will obtain funds through the issuance of unsecured debt obligations. These obligations are classified as other borrowings in our consolidated statements of financial condition. At December 31, 2016, borrowings totaled $3.63 billion.

Included in our borrowings are various obligations which, by their terms, may be called by the counterparty. At December 31, 2016, we had $1.95 billion of callable borrowings, all of which were contractually callable by the counterparty within one year and on a quarterly basis thereafter. We believe the potential for these borrowings to be called does not present a liquidity concern as they have above current market coupons and, as such, are not likely to be called absent a significant increase in market interest rates. In addition, to the extent such borrowings were to be called, we believe we can readily obtain replacement funding, although such funding may be at higher rates.

For further information regarding our borrowings, including our borrowings outstanding, average borrowings, maximum borrowings and weighted average interest rates at and for each of the years ended December 31, 2016, 2015 and 2014, see Item 7, “MD&A,” and Note 8 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Market Area and Competition

Astoria Bank has been, and continues to be, a community-oriented federally chartered savings association, offering a variety of financial services to meet the needs of the communities it serves. Our retail banking network includes multiple delivery channels including full service banking offices, automated teller machines, or ATMs, and telephone, internet and mobile banking capabilities. We consider our strong retail banking network, together with our reputation for financial strength and customer service, as well as our competitive pricing, as our major strengths in attracting and retaining customers in our market areas. Our business banking operations also generate new core relationships within the communities we serve and deepen our existing relationships.

Astoria Bank’s deposit gathering sources are primarily concentrated in the communities surrounding Astoria Bank’s banking offices in Queens, Kings (Brooklyn), Nassau, Suffolk, Westchester and New York (Manhattan) counties of New York. Astoria Bank ranked eighth in deposit market share in the Long Island market, which includes the counties of Queens, Kings, Nassau and Suffolk, with a 4% market share based on the annual Federal Deposit Insurance Corporation, or FDIC, “Summary of Deposits - Market Share Report” dated June 30, 2016.

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

The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger and have greater financial resources than we have. Our competition for loans, both locally and nationally, comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies and credit unions. U.S. government activism in banking and mortgage banking, through regulation and examination, a sustained, low interest rate environment and rapidly evolving traditional and non-traditional competition in our marketplace, have combined to adversely impact current and projected operating results. The U.S. government's intervention in the mortgage and credit markets has resulted in a narrowing of mortgage spreads, lower yields and accelerated mortgage prepayments. We have expanded our multi-family and commercial real estate lending and business banking operations. These business lines are also being aggressively pursued by a number of competitors, both large and small. Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. We also face competition for deposits from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies. In December 2016, the OCC announced that it would begin considering applications from financial technology companies to become special purpose national banks. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.

Subsidiary Activities

We have two direct wholly-owned subsidiaries, Astoria Bank and AF Insurance Agency, Inc., which are reported on a consolidated basis. AF Insurance Agency, Inc. is a licensed life insurance agency which, through contractual agreements with various third parties, makes insurance products available primarily to the customers of Astoria Bank.

At December 31, 2016, the following were wholly-owned subsidiaries of Astoria Bank and are reported on a consolidated basis.

AF Agency, Inc. was formed in 1990 and makes various annuity products available primarily to the customers of Astoria Bank through an unaffiliated third party vendor. Astoria Bank is reimbursed for expenses it incurs on behalf of AF Agency, Inc. Fees generated by AF Agency, Inc. totaled $2.0 million for the year ended December 31, 2016.

Astoria Federal Mortgage Corp. is an operating subsidiary through which Astoria Bank engages in lending activities primarily outside the State of New York through our third party loan origination program.

Astoria Federal Savings and Loan Association Revocable Grantor Trust was formed in November 2000 in connection with the establishment of a BOLI program by Astoria Bank. Premiums paid to purchase BOLI in 2000 and 2002 totaled $350.0 million. The carrying amount of our investment in BOLI was $441.1 million, or 3% of total assets, at December 31, 2016. See Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for further discussion of BOLI.

Fidata Service Corp., or Fidata, was incorporated in the State of New York in November 1982. Fidata qualified as a Connecticut passive investment company and for alternative tax treatment, through 2014, under Article 9A of the New York State, or NYS, tax law. Fidata maintains offices in Norwalk, Connecticut and invests in loans secured by real property which qualify as intangible investments permitted to be held by a Connecticut passive investment company. Fidata held mortgage loans totaling $2.55 billion at December 31, 2016.

Marcus I Inc. was incorporated in the State of New York in April 2006 and was formed to serve as assignee of certain loans in default and REO properties. Marcus I Inc. assets were not material to our financial condition at December 31, 2016.

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

Personnel

As of December 31, 2016, we had 1,328 full-time employees and 98 part-time employees, or 1,377 full time equivalents.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

In December 2013, the Agencies, the SEC and the Commodity Futures Trading Commission adopted final rules implementing Section 619 of the Reform Act. Section 619 and the final implementing rules are commonly known as the “Volcker Rule.” The Volcker Rule prohibits banking entities from acquiring and retaining an ownership interest in, sponsoring, or having certain relationships with a “covered fund.” The Volcker Rule generally treats as a covered fund any entity that would be an investment company under the Investment Company Act of 1940, or the 1940 Act, but for the application of the exemptions from SEC registration set forth in Section 3(c)(1) (fewer than 100 beneficial owners) or Section 3(c)(7) (qualified purchasers) of the 1940 Act. In addition to prohibiting a banking entity from sponsoring or having an ownership interest in a covered fund, the Volcker Rule also limits the term of relationships between banking entities and covered funds and imposes new disclosure obligations for covered funds serviced by banking entities. Under the Volcker Rule, banking entities are also prohibited from engaging in proprietary trading.

The Volcker Rule has not had a material effect on our operations as we do not engage in proprietary trading, do not have any ownership interest in any funds that are not permitted under the Volcker Rule and do not engage in any other of the activities prohibited by the Volcker Rule. As a depositary institution with over $10 billion in assets, we have adopted additional policies and systems to ensure compliance with the Volcker Rule.

Capital Requirements

At December 31, 2016, Astoria Bank exceeded each of its capital requirements with a Tier 1 leverage capital ratio of 12.09%, Common equity tier 1 risk-based capital ratio of 20.85%, Tier 1 risk-based capital ratio of 20.85% and Total risk-based capital ratio of 21.88%. At December 31, 2016, Astoria Financial Corporation also exceeded each of its capital requirements with a Tier 1 leverage capital ratio of 10.85%, Common equity tier 1 risk-based capital ratio of 17.29%, Tier 1 risk-based capital ratio of 18.78% and Total risk-based capital ratio of 19.81%.

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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for Astoria Bank and Astoria Financial Corporation on January 1, 2015. The required minimum Conservation Buffer began to be phased in incrementally, starting at 0.625% on January 1, 2016, increased to 1.25% on January 1, 2017, and will increase to 1.875% on January 1, 2018 and 2.5% on January 1, 2019.

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

Stress Tests

The Reform Act requires national banks and federal savings associations with total consolidated assets of more than $10 billion to conduct annual stress tests. In October 2012, the OCC published its final rules requiring annual capital-adequacy stress tests for national banks and federal savings associations with consolidated assets of more than $10 billion, or the Stress Test Rule.  The Stress Test Rule also requires each institution to establish and maintain a system of controls, oversight and documentation, including policies and procedures, designed to ensure that the stress testing processes used by the institution are effective in meeting the requirements of the rules. In December 2014, the OCC amended the Stress Test Rule to shift the dates of the annual stress testing cycle. In accordance with the Stress Test Rule, Astoria Bank conducted its annual stress test using financial data as of December 31, 2015, reported the results of the stress test to the OCC on July 27, 2016 and publicly disclosed a summary of the results of its annual stress test on October 21, 2016 that concluded we remain above regulatory-defined well-capitalized thresholds.

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

In addition, during the 2014 first quarter, the Agencies issued final guidance outlining high-level principles for implementation of the stress tests required by the Reform Act and the Stress Test Rule, or the Stress Test Guidance, which is applicable to all bank and savings and loan holding companies, national banks, state-member banks, state non-member banks, federal savings associations and state chartered savings associations with more than $10 billion but less than $50 billion in total consolidated assets. The Stress Test Guidance discusses supervisory expectations for stress test practices under the Stress Test Rule. The Stress Test Guidance states that a company is expected to ensure that projected balance sheet and risk-weighted assets remain consistent with regulatory and accounting changes, are applied consistently across the company, and are consistent with the economic scenarios provided by the OCC for use in the stress test and the company’s past history of managing through different business environments. Furthermore, the Stress Test Guidance states that a company must consider the results of stress testing in the company’s capital planning, assessment of capital adequacy and risk management practices.

Interest Rate Risk

The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, required that the Agencies revise their risk-based capital standards to take into account IRR concentration of risk and the risks of non-traditional activities. The OCC regulations do not include a specific IRR component of the risk based capital requirement. However, the OCC expects all federal savings associations to have an independent IRR measurement process in place that measures both earnings and capital at risk, as described in the Advisory on Interest Rate Risk Management, or the 2010 IRR Advisory, and a Joint Agency Policy Statement on IRR, or the 1996 IRR policy statement, each described below.

The 1996 IRR policy statement emphasizes the need for active board of director and senior management oversight and a comprehensive risk management process that effectively identifies, measures and controls IRR.

The 2010 IRR Advisory reminds institutions of the supervisory expectations regarding sound practices for managing IRR. While some degree of IRR is inherent in the business of banking, the Agencies expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposures, and IRR management should be an integral component of an institution’s risk management infrastructure. The Agencies expect all institutions to manage their IRR exposures using processes and systems commensurate with their earnings and capital levels, complexity, business model, risk profile and scope of operations, and the 2010 IRR Advisory reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing, and internal controls related to the IRR exposures of institutions.

The 2010 IRR Advisory encourages institutions to use a variety of techniques to measure IRR exposure which includes simple maturity gap analysis, income measurement and valuation measurement for assessing the impact of changes in market rates as well as simulation modeling to measure IRR exposure. Institutions are encouraged to use the full complement of analytical capabilities of their IRR simulation models. The 2010 IRR Advisory also reminds institutions that stress testing, which includes both scenario and sensitivity analysis, is an integral component of IRR management. The 2010 IRR Advisory indicates that institutions should regularly assess IRR exposures beyond typical industry conventions, including changes in rates of greater magnitude (for example, up and down 300 and 400 basis points as compared to up and down 200 basis points which is the general practice) across different tenors to reflect changing slopes and twists of the yield curve.

The 2010 IRR Advisory emphasizes that effective IRR management not only involves the identification and measurement of IRR, but also provides for appropriate actions to control this risk. The adequacy and effectiveness of an institution’s IRR management process and the level of its IRR exposure are critical factors in the Agencies’ evaluation of an institution’s sensitivity to changes in interest rates and capital adequacy.

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

Prior to January 1, 2015, under OCC regulations, an insured depository institution was considered well capitalized if its Total risk-based capital ratio was 10.0% or greater, its Tier 1 risk-based capital ratio was 6.0% or greater and its Tier 1 leverage capital ratio was 5.0% or greater, and it was not subject to any order or directive by the OCC to meet a specific capital level. Under the Final Capital Rules, described above, effective January 1, 2015, to be considered well capitalized, an insured depository institution must maintain a Total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater and a Tier 1 leverage capital ratio of 5.0% or greater and not be subject to any order or directive by the OCC to meet a specific capital level. As of December 31, 2016, Astoria Bank’s capital ratios were above the minimum levels required to be considered well capitalized by the OCC, with a Tier 1 leverage capital ratio of 12.09%, Common Equity Tier 1 risk-based capital ratio of 20.85%, Tier 1 risk-based capital ratio of 20.85% and Total risk-based capital ratio of 21.88%.

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

In August 2016, the CFPB issued a final rule amending the Mortgage Servicing Rules, which further amends both Regulation X and Regulation Z. The final rule, among other things, requires servicers to provide certain borrowers with foreclosure protections more than once over the life of the loan, expands consumer protections to surviving family members and other homeowners, requires servicers to notify borrowers when loss mitigation applications are complete, protects struggling borrowers during servicing transfers, clarifies when a borrower becomes delinquent and provides more information to borrowers in bankruptcy.

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

Enforcement. The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial protection laws and regulations by institutions under its supervision and is authorized, individually or jointly with the Agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. The CFPB may bring an administrative enforcement proceeding or civil action in federal district court. In addition, in accordance with a memorandum of understanding entered into between the CFPB and the Department of Justice, or DOJ, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations, and have done so on a number of occasions. As an independent bureau within the FRB, the CFPB may impose requirements more severe than the previous bank regulatory agencies.

Arbitration Rule. In May 2016, the CFPB issued a proposed rule that would prohibit banking organizations from using a pre-dispute arbitration agreement to block consumer class actions in court and would require banking organizations to insert language into their arbitration agreements reflecting this limitation. The proposed rule would also require banking organizations that use pre-dispute arbitration agreements to submit certain records relating to arbitral proceedings to the CFPB. The proposed rule would generally apply to contracts entered into more than 180 days after the effective date of any final rule.

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

However, for large insured depository institutions, generally defined as those with at least $10 billion in total assets, such as Astoria Bank, the FDIC has eliminated risk categories when calculating the initial base assessment rates and now combine CAMELS ratings and financial measures into two scorecards to calculate assessment rates, one for most large insured depository institutions and another for highly complex insured depository institutions (which are generally those with more than $50 billion in total assets that are controlled by a parent company with more than $500 billion in total assets). Each scorecard has two components - a performance score and loss severity score, which are combined and converted to an initial assessment rate. The FDIC has the ability to adjust a large or highly complex insured depository institution’s total score by a maximum of 15 points, up or down, based upon significant risk factors that are not captured by the scorecard. Under the current assessment rate schedule, the initial base assessment rate for large and highly complex insured depository institutions ranges from three to 30 basis points, and the total base assessment rate, after applying the unsecured debt and brokered deposit adjustments, ranges from one and one-half to 40 basis points.

The FDIC annually establishes for the DIF a designated reserve ratio, or DRR, of estimated insured deposits. The FDIC has announced that the DRR for 2017 will remain at 2.00%, which is the same ratio that has been in effect since January 1, 2011. The FDIC is authorized to change deposit insurance assessment rates as necessary to maintain the DRR, without further notice-and-comment rulemaking, provided that: (1) no such adjustment can be greater than three basis points from one quarter to the next, (2) adjustments cannot result in rates more than three basis points above or below the base rates and (3) rates cannot be negative.

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

On October 22, 2015, the FDIC issued a proposal to increase the reserve ratio for the DIF to the minimum level of 1.35% as required by the Reform Act. The final rule was adopted on March 15, 2016 and imposed on Astoria Bank, as an insured depository institution with $10 billion or more in total consolidated assets, a quarterly surcharge equal to an annual rate of 4.5 basis points applied to Astoria Bank’s deposit insurance assessment base, after making certain adjustments. These surcharges commenced in the fourth quarter of 2016 and are expected to continue for approximately eight quarters; however, if the reserve ratio for the DIF does not reach the required level by December 31, 2018, the FDIC would impose a shortfall assessment on March 31, 2019, which would be collected on June 30, 2019.

Our expense for FDIC deposit insurance assessments totaled $11.4 million in 2016 and $15.6 million in 2015. The FDIC deposit insurance assessments are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation.

The Financing Corporation payments will continue until the bonds mature in 2017 through 2019. Our expense for these payments totaled $753,000 in 2016 and $822,000 in 2015.

Loans to One Borrower

Under the HOLA, savings associations are generally subject to the national bank limits on loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution's unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral. Astoria Bank is in compliance with the applicable loans to one borrower limitations. At December 31, 2016, Astoria Bank’s largest aggregate amount of loans to one borrower totaled $65.9 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Astoria Bank.

Qualified Thrift Lender Test

The HOLA requires savings associations to meet a Qualified Thrift Lender, or QTL, test. Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily mortgage loans secured by one-to-four family and multi-family residential properties and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2016, Astoria Bank maintained in excess of 87% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months in the year ended December 31, 2016. Therefore, Astoria Bank qualified under the QTL test.

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

The OCC regulates all capital distributions by Astoria Bank directly or indirectly to us, including dividend payments. A subsidiary of a savings and loan holding company, such as Astoria Bank, must file a notice or seek affirmative approval from the OCC at least 30 days prior to each proposed capital distribution. Whether an application is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. During 2016, Astoria Bank was required to file such applications, but did not make a request to the OCC for capital distributions.  Effective 2017, Astoria Bank is not required to file such applications, but is required to notify the OCC of its intent to pay future dividends. In addition, as a subsidiary of a savings and loan holding company, Astoria Bank must provide notice to the FRB at least 30 days prior to declaring a dividend. During 2016, Astoria Bank paid dividends to Astoria Financial Corporation totaling $18.7 million pursuant to an approved application for the payment of a dividend filed with the OCC in September 2015.
.

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

Assessments

The OCC charges assessments to recover the costs of examining savings associations and their affiliates. Our expense for these assessments totaled $3.3 million in 2016 and $2.8 million in 2015.

Branching

Federally chartered savings associations may branch nationwide to the extent allowed by federal statute. All of Astoria Bank’s branches are located in New York.

Community Reinvestment

Under the CRA, as implemented by OCC regulations, a federally chartered savings association has a continuing and affirmative obligation, consistent with its safe and sound operation, to ascertain and meet the credit needs of its entire community, including low and moderate income areas. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OCC, in connection with its examination of a federally chartered savings association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The assessment focuses on three tests: (1) a lending test, to evaluate the institution’s record of making loans, including community development loans, in its designated assessment areas; (2) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and areas and small businesses; and (3) a service test, to evaluate the institution’s delivery of banking services throughout its CRA assessment area, including low and moderate income areas. The CRA also requires all institutions to make public disclosure of their CRA ratings. Astoria Bank was rated as “satisfactory” in its last CRA examination. Regulations require that we publicly disclose certain agreements that are in fulfillment of CRA. We have no such agreements in place at this time.

Transactions with Related Parties

Astoria Bank is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, or FRA, and Regulation W and Regulation O issued by the FRB. These provisions, among other things, prohibit, limit or place restrictions upon a savings institution extending credit to, or entering into certain transactions with, its affiliates (which for Astoria Bank would include us and our non-federally chartered savings association subsidiaries, if any), principal stockholders, directors and executive officers. The Reform Act expanded the affiliate transaction rules in Sections 23A and 23B of the FRA to broaden the definition of affiliate and to apply this definition to securities lending, repurchase agreement and derivatives activities that Astoria Bank may have with an affiliate. In addition, the FRB regulations include additional restrictions on savings associations under Section 11 of HOLA, including provisions prohibiting a savings association from making a loan to an affiliate that is engaged in non-bank holding company activities and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary. The FRB regulations also include certain specific exemptions from these prohibitions. The FRB and the OCC require each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W.

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

In July 2010, the Agencies issued Guidance on Sound Incentive Compensation Policies that applies to all banking organizations supervised by the Agencies. Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors.

Section 956 of the Reform Act requires the Agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. The Agencies issued such proposed rules in April 2011 and issued a revised proposed rule in June 2016. The revised proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets, for which it would go beyond the existing Guidance on Sound Incentive Compensation Policies to (i) prohibit certain types and features of incentive-based compensation arrangements for senior executive officers, (ii) require incentive-based compensation arrangements to adhere to certain basic principles to avoid a presumption of encouraging inappropriate risk, (iii) require appropriate board or committee oversight and (iv) establish minimum recordkeeping and (v) mandate disclosures to the appropriate federal banking agency.

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

Privacy Protection and Cybersecurity

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

The Agencies, including the OCC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. In October 2016, the Agencies issued an advance notice of proposed rulemaking on enhanced cybersecurity risk-management and resilience standards that would apply to large and interconnected banking organizations and to services provided by third parties to these firms. These enhanced standards would apply only to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more.

Anti-Money Laundering and Customer Identification

Astoria Bank is subject to regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, or the BSA, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

In addition, bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications. In May 2016, the regulations implementing the BSA were amended to explicitly include risk-based procedures for conducting ongoing customer due diligence, to include understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile. In addition, banks must identify and verify the identity of the beneficial owners of all legal entity customers (other than those that are excluded) at the time a new account is opened (other than accounts that are exempted). We must comply with these amendments and new requirements by May 11, 2018.

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

Astoria Bank was in compliance with the FHLB-NY minimum stock investment requirements with an investment in FHLB-NY stock at December 31, 2016 of $124.8 million. Dividends from the FHLB-NY to Astoria Bank amounted to $6.1 million for the year ended December 31, 2016.

Federal Reserve System

FRB regulations require federally chartered savings associations to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $15.5 million and $115.1 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $115.1 million. The first $15.5 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Astoria Bank is in compliance with the foregoing requirements.

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

We are subject to the supervisory guidance issued by the FRB regarding the payment of dividends, which states that we should either eliminate, defer or significantly reduce dividends if (1) our net income available to common shareholders over the past year is insufficient to fully fund a dividend, (2) our prospective rate of earnings retention is not consistent with our capital needs and our overall current or prospective financial condition or (3) we will not meet, or are in danger of not meeting, our minimum regulatory capital adequacy ratios.

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

In October 2012, the FRB published two final rules with stress testing requirements for certain bank holding companies, state member banks, and savings and loan holding companies. In October 2014 and December 2015, the FRB published final rules that modified the start date of the stress test cycles such that we will be subject to the stress test requirements for the stress test cycle beginning January 1, 2017. Accordingly, going forward, we must conduct our annual stress test using financial data as of December 31, report the results of the stress test to the FRB on or before July 31 and publicly disclose a summary of the results of the stress test between October 15 and October 31.

Future Legislation and Regulation

At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of a new President of the United States and the first year since 2010 in which both Houses of Congress have majority representation from the same political party as the President. In recent years, however, both the new President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, including amendments to the Reform Act and structural changes to Agencies and the CFPB. In addition, on January 20, 2017, President Trump’s Chief of Staff issued a memorandum to the heads of executive departments and agencies directing them, with certain exceptions, to effectively freeze the administrative rule-making process until a department or agency head appointed or designated by President Trump reviews and approves the regulation. On February 3, 2017, President Trump signed an executive order establishing the administration’s policy to regulate the U.S. financial system according to a set of principles. The executive order also requires the Treasury Secretary to report to the President, within 120 days of the date of the executive order, on the extent to which any existing laws, treaties, regulations, guidance, reporting, and recordkeeping requirements promote or inhibit the principles described in the executive order. It is difficult to predict the impact that any legislative or regulatory changes will have on us, our competitors and on the financial services industry as a whole, as well as when, if ever, regulations frozen by the Trump Administration will take effect or in what form they ultimately will become effective. See “Risk Factors-The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.”

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

Distributions

To the extent that Astoria Bank makes “nondividend distributions” to shareholders, such distributions will be considered to result in distributions from Astoria Bank’s “base year reserve” (i.e., its tax bad debt reserve as of December 31, 1987), to the extent thereof, and then from its supplemental tax-basis reserve for losses on loans, and an amount based on the amount distributed will be included in Astoria Bank’s taxable income. Nondividend distributions include distributions in excess of Astoria Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of Astoria Bank’s current or accumulated earnings and profits will not constitute nondividend distributions and, therefore, will not be included in Astoria Bank’s taxable income.

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

NYS Taxation

For tax years ending on or before December 31, 2014, NYS imposed an annual franchise tax on banking corporations, based on net income allocable to NYS, at a rate of 7.1%. If, however, the application of an AMT (based on taxable assets allocated to New York, “alternative” net income, capital, or a flat minimum fee) resulted in a greater tax, such AMT was imposed. We were subject to the AMT for NYS for the year ended December 31, 2014. In addition, NYS imposed a tax surcharge of 17.0% of the NYS Franchise Tax, calculated using an annual franchise tax rate of 9.0% (which represented the 2000 annual franchise tax rate), allocable to business activities carried on in the Metropolitan Commuter Transportation District. The rules regarding the determination of net income allocated to NYS and AMTs differed for our subsidiaries.

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

Effective January 1, 2015, NYS imposes an annual franchise tax on corporations, based on net income allocable to NYS, at a rate of 7.1%. If, however, the application of an AMT (based on capital) resulted in a greater tax such AMT would be imposed. For the tax year ending December 31, 2015, we were subject to the NYS tax based on net income allocable to NYS at a rate of 7.1%. NYS also imposes a tax surcharge of 25.6% of the NYS Franchise Tax, allocable to business activities carried on in the Metropolitan Commuter Transportation District. This tax applies to us, Astoria Bank and certain of Astoria Bank’s subsidiaries.

New York City Taxation

For tax years ending on or before December 31, 2014, Astoria was also subject to the New York City Financial Corporation Tax, calculated, subject to a New York City income and expense allocation, on a basis similar to that of the NYS Franchise Tax. A significant portion of Astoria Bank’s entire net income was derived from outside of the

New York City jurisdiction, which had the effect of reducing the New York City taxable income of Astoria Bank. As was the case with NYS, for New York City we were subject to income taxes on an alternative method based on assets (which was similar to the NYS AMT) through December 31, 2014.

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

Effective January 1, 2015, New York City imposed an annual franchise tax on corporations, based on net income allocable to New York City, at a rate of 8.85%. This tax applies to us, Astoria Bank, and certain of Astoria Bank’s subsidiaries.

ITEM 1A.	RISK FACTORS

The following is a summary of risk factors relevant to our operations which should be carefully reviewed. These risk factors do not necessarily appear in the order of importance.

Astoria Financial Corporation was subject to business uncertainties and contractual restrictions while the Merger was pending.

During the pendency of the Merger, we were unable to significantly advance our existing strategic initiatives to the extent previously anticipated due in part to the focus of management on the proposed Merger. In addition, the Merger Agreement restricted Astoria from making certain acquisitions and taking other specified actions without the consent of NYCB, further restricting our opportunities. Employee retention was challenging during the pendency of the Merger, as employees experienced uncertainty about their future roles. Although we retained the majority of our key personnel, we experienced an 11% decline in workforce during 2016. Uncertainty about the effect of the Merger also impaired our ability to attract replacement personnel during this period. We believe this uncertainty inhibited our ability to compete for new customers and additional business from existing customers, the impacts of which could carry forward into 2017.

We may not be able to fully execute on our strategic initiatives which could have a material adverse effect on our financial condition or results of operations. The termination of the Merger Agreement has resulted in the reevaluation of our strategic plan.

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

In view of the termination of the Merger, we are reviewing our strategic plan, taking into account anticipated potential changes in interest rates, business activity, financial services legislation and regulation and overall regulatory climate. This review may result in changes to our strategic objectives, product offerings, balance sheet size and composition, staffing and operations. Our ability to successfully implement our strategic plan and to execute on new initiatives will depend in part on our ability to attract and retain talented individuals to help manage any new initiatives and the existence of satisfactory market conditions that will allow us to profitably grow our businesses. Our potential inability to successfully execute new initiatives could have a material adverse effect on our business, financial condition or results of operations.

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

At December 31, 2016, $1.95 billion of our borrowings contain features that would allow them to be called within one year and on a quarterly basis thereafter, of which $1.00 billion of our borrowings contain features that would allow them to be called during the 2017 first quarter. We expect that such call features are more likely to be exercised during periods of rising interest rates. If this were to occur, we would need to either renew the borrowings at a potentially higher rate of interest, which would negatively impact our net interest income, or repay such borrowings. If we sell securities or other assets to fund the repayment of such borrowings, any decline in estimated market value with respect to the securities or assets sold would be realized and could result in a loss upon such sale.

Interest rates do and will continue to fluctuate. Although we cannot predict future Federal Open Market Committee, or FOMC, or FRB actions or other factors that will cause rates to change, the FOMC reaffirmed its view that an accommodative monetary policy stance remains appropriate. Despite the December 2015 and December 2016 actions by the FRB to raise short-term interest rates by 25 basis points in each instance, interest rates remain near historical lows and mortgage loan prepayments remain elevated. If long-term interest rates remain low, a flattening of the U.S. Treasury yield curve may continue and adversely impact our net interest rate spread and net interest margin. No assurance can be given that changes in interest rates or mortgage loan prepayments will not have a negative impact on our net interest income, net interest rate spread or net interest margin.

Our results of operations are affected by economic conditions in the New York metropolitan area and nationally.

Our retail banking and a significant portion of our lending business (approximately 48% of our residential mortgage loan portfolio and substantially all of our multi-family and commercial real estate mortgage loan portfolio at December 31, 2016) are concentrated in the New York metropolitan area. As a result of this geographic concentration, our results of operations largely depend upon economic conditions in this area, although they also depend on economic conditions in other areas.

While housing and real estate market values have improved from the significant declines experienced from 2007 to 2014, we are still operating in a challenging economic environment, both nationally and locally. Unemployment levels have improved to 4.7% and the number of people re-entering the job market has increased. At December 31, 2016, the average loan-to-value ratio of our mortgage loan portfolio was less than 51% based on current principal balances and original appraised values. However, no assurance can be given that the original appraised values are reflective of current market conditions. Real estate values and home sales volumes and financial stress on borrowers as a result of the economic environment could have an adverse effect on our borrowers, which could adversely affect our results of operations, as well as adversely affect our financial condition.

Strong competition within our industry and market areas could hurt our profits and slow growth.

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

In December 2016, the OCC announced that it would begin considering applications from financial technology companies to become special purpose national banks, and requested comments about how it can foster responsible innovation in the chartering process while continuing to provide robust oversight. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Multi-family and commercial real estate lending may expose us to increased lending risks.

Our policy generally has been to originate multi-family and commercial real estate mortgage loans in the New York metropolitan area. At December 31, 2016, multi-family mortgage loans totaled $4.05 billion, or 39% of our total loan portfolio, and commercial real estate mortgage loans totaled $729.3 million, or 7% of our total loan portfolio. Our combined multi-family and commercial real estate mortgage loan portfolio decreased $67.7 million, or 1%, from December 31, 2015 to December 31, 2016. Multi-family and commercial real estate mortgage loans generally involve a greater degree of credit risk than residential mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by multi-family properties and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Commercial real estate prices, according to many U.S. commercial real estate indices, are currently above the 2007 peak levels that contributed to the financial crisis. Accordingly, the Agencies have expressed concerns about weaknesses in the current commercial real estate market. Our failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses, from this portfolio. At December 31, 2016, non-performing multi-family and commercial real estate mortgage loans totaled $9.7 million, or 0.20% of our total portfolio of multi-family and commercial real estate mortgage loans.

Loans in our residential mortgage loan portfolio which have recently shifted from interest-only to amortizing may expose us to increased risk of borrower delinquencies.

At December 31, 2016, our interest-only residential mortgage loan portfolio totaled $330.5 million, of which $278.9 million is scheduled to commence principal amortization during 2017. In addition, at December 31, 2016, $1.41 billion of residential mortgage loans originated in prior years as interest-only loans were included in our portfolio of amortizing residential mortgage loans. Such loans consist of $870.3 million of loans which converted pursuant to their contractual terms and $542.8 million of loans which were refinanced at an earlier stage through a program under which certain re-underwriting procedures were completed. After a refinance or conversion to an amortizing loan, a borrower’s monthly payment may increase by a substantial amount and the borrower may not be able to afford the increased monthly payment, which could result in increased delinquencies and, accordingly, adversely affect our results of operations. Of total loans which had previously been interest-only, $84.1 million were non-performing at December 31, 2016, the majority of which converted pursuant to their contractual terms.

The FASB’s recently adopted ASU 2016-13 will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss model, or CECL. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

We are a unitary savings and loan holding company currently regulated by the FRB and almost all of our operating assets are owned by Astoria Bank. We rely primarily on dividends from Astoria Bank to pay cash dividends to our stockholders, to engage in share repurchase programs and to pay principal and interest on our debt obligations. The OCC regulates all capital distributions by Astoria Bank directly or indirectly to us, including dividend payments. As the subsidiary of a savings and loan holding company, Astoria Bank must file a notice with the OCC at least 30 days prior to each capital distribution. If Astoria Bank does not qualify for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Astoria Bank must file an application to receive the approval of the OCC for a proposed capital distribution. During 2016, Astoria Bank was required to file such applications, but did not make a request to the OCC for capital distributions. Effective 2017, Astoria Bank is not required to file such applications, but is required to notify the OCC of its intent to pay future dividends. Astoria Bank must also provide notice to the FRB at least 30 days prior to declaring a dividend.

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

We are currently subject to the supervisory guidance issued by the FRB regarding the payment of dividends, which states that we should either eliminate, defer or significantly reduce dividends if (1) our net income available to common shareholders over the past year is insufficient to fully fund a dividend, (2) our prospective rate of earnings retention is not consistent with our capital needs and our overall current or prospective financial condition or (3) we will not meet, or are in danger of not meeting, our minimum regulatory capital adequacy ratios.

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

The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.

At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of a new President of the United States and the first year since 2010 in which both Houses of Congress have majority representation from the same political party as the President. In recent years, however, both the new President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, including amendments to the Reform Act and structural changes to Agencies and the CFPB. On January 20, 2017, President Trump’s Chief of Staff issued a memorandum to the heads of executive departments and agencies directing them, with certain exceptions, to effectively freeze the administrative rule-making process until a department or agency head appointed or designated by President Trump reviews and approves the regulation. The memorandum, however, is unclear as to its applicability to the Agencies and the CFPB. On February 3, 2017, President Trump signed an executive order establishing the administration’s policy to regulate the U.S. financial system according to a set of principles. The executive order also requires the Treasury Secretary to report to the President, within 120 days of the date of the executive order, on the extent to which any existing laws, treaties, regulations, guidance, reporting, and recordkeeping requirements promote or inhibit the principles described in the executive order. The new Administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. New appointments to the FRB could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could materially affect us and the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

New and future rulemaking from the CFPB may have a material effect on our operations and operating costs.

The CFPB has the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations and, with respect to institutions of our size, has exclusive examination and primary enforcement authority with respect to such laws and regulations and is authorized, individually or jointly with the Agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. In addition, in accordance with a memorandum of understanding entered into between the CFPB and DOJ, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations, and have done so on a number of occasions.

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

In May 2016, the CFPB issued a proposed rule that would prohibit banking organizations from using a pre-dispute arbitration agreement to block consumer class actions in court and would require banking organizations to insert language into their arbitration agreements reflecting this limitation. The proposed rule would also require banking organizations that use pre-dispute arbitration agreements to submit certain records relating to arbitral proceedings to the CFPB. The proposed rule would generally apply to contracts entered into more than 180 days after the effective date of any final rule. If adopted as proposed, this rule could result in increased litigation and defense costs as plaintiff’s class action firms would feel encouraged to seek clients as class representatives for alleged consumer harm that otherwise would have been the subject to the existing arbitration clauses in consumer contracts. This proposed rule, if adopted, and other CFPB regulations likely will continue to increase our compliance expenses.

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

At December 31, 2016, $280.0 million of our securities were classified as available-for-sale. The estimated fair value of our available-for-sale securities portfolio may increase or decrease depending on changes in interest rates. In general, as interest rates rise, the estimated fair value of our fixed rate securities portfolio will decrease. Our securities portfolio is comprised primarily of fixed rate securities. We increase or decrease stockholders’ equity by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax effect, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease will be recovered over the life of the securities.

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

At December 31, 2016, the carrying amount of our goodwill totaled $185.2 million. We performed our annual goodwill impairment test as of September 30, 2016 and determined there was no goodwill impairment as of our annual impairment test date. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Our market capitalization is less than our total stockholders’ equity at December 31, 2016. We considered this and other factors in our goodwill impairment analyses. No assurance can be given that we will not record an impairment loss on goodwill in a subsequent period. However, our tangible capital ratio and Astoria Bank’s regulatory capital ratios would not be affected by this potential non-cash expense.

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

Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as customer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources.

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

The occurrence of any of the foregoing could subject us to litigation or regulatory scrutiny, cause us significant reputational damage or erode confidence in the security of our systems, products and services, cause us to lose customers or have greater difficulty in attracting new customers, have an adverse effect on the value of our common stock or subject us to financial losses that are either not insured or not fully covered by insurance, any of which could have a material adverse effect on our business, financial condition or results of operations. Our cybersecurity procedures are increasingly subject to regulations administered and enforced by our regulators, which could result in elevated liability from these disruptions. Furthermore, as information security risks and cyber threats continue to evolve, we may be required to expend significant additional resources to further enhance or modify our information security measures and/or to investigate and remediate any information security vulnerabilities or other exposures arising from operational and security risks.

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

We operate 88 full-service banking offices, of which 50 are owned and 38 are leased. We own our principal executive office located in Lake Success, New York. We are obligated under a lease commitment through March 31, 2017 for our residential mortgage operating facility in Mineola, New York. At December 31, 2016, approximately two-thirds of our Mineola facility was sublet. We are obligated under an operating lease commitment through 2021 for office space in Jericho, New York, at which our multi-family and commercial real estate lending and business banking departments and other operations are located, and under an operating lease commitment through August 31, 2017 for our business banking office in midtown Manhattan. We lease office facilities for our wholly-owned subsidiaries Fidata, in Norwalk, Connecticut, and Suffco, in Farmingdale, New York. We believe such facilities are suitable and adequate for our operational needs. For further information regarding our lease obligations, see Item 7, “MD&A,” and Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

Merger-related Litigation
Following the announcement of the execution of the Merger Agreement, six lawsuits challenging the proposed Merger were filed in the Supreme Court of the State of New York, County of Nassau. These actions were captioned: (1) Sandra E. Weiss IRA v. Chrin, et al., Index No. 607132/2015 (filed November 4, 2015); (2) Raul v. Palleschi, et al., Index No. 607238/2015 (filed November 6, 2015); (3) Lowinger v. Redman, et al., Index No. 607268/2015 (filed November 9, 2015); (4) Minzer v. Astoria Fin. Corp., et al., Index No. 607358/2015 (filed November 12, 2015); (5) MSS 12-09 Trust v. Palleschi, et al., Index No. 607472/2015 (filed November 13, 2015); and (6) The Firemen’s Retirement System of St. Louis v. Keegan, et al., Index No. 607612/2015 (filed November 23, 2015). On January 15, 2016, the court consolidated the New York lawsuits under the caption In re Astoria Financial Corporation Shareholders Litigation, Index No. 607132/2015. Each of the lawsuits was a putative class action filed on behalf of the stockholders of Astoria and named as defendants Astoria, its directors and NYCB, or collectively, the defendants.

The complaints generally alleged that the directors of Astoria breached their fiduciary duties in connection with their approval of the Merger Agreement because they failed to properly value Astoria and to take steps to maximize value to Astoria’s stockholders, resulting in inadequate merger consideration, and improperly agreed to deal protection devices that allegedly precluded other bidders from making a successful competing offer for Astoria. The complaints further alleged that the directors of Astoria approved the Merger through a flawed and unfair sales process tainted by certain alleged conflicts of interest on the part of the Astoria directors.

Each of the actions sought, among other things, an order enjoining completion of the Merger and an award of costs and attorneys’ fees. Certain of the actions also sought compensatory damages arising from the alleged breaches of fiduciary duty. The defendants believed these actions were without merit. Accordingly, no liability or reserve was recognized in our consolidated statement of financial condition at December 31, 2016 with respect to these matters.

On April 6, 2016, the defendants and lead plaintiffs entered into a memorandum of understanding, or the MOU, which provided for the settlement of the consolidated New York lawsuits. The MOU contemplated, among other things, that Astoria would make certain supplemental disclosures relating to the Merger, which supplemental disclosures were made on April 8, 2016 through a filing with the SEC by Astoria on a Current Report on Form 8-K.

The settlement contemplated by the MOU was subject to the consummation of the Merger and became null and void and of no further effect upon the termination of the Merger Agreement. In light of the termination of the Merger Agreement and the voidance of the MOU, on February 23, 2017, the defendants and the plaintiffs agreed to voluntarily discontinue the consolidated lawsuits without prejudice and without any costs to any party.

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

	2016		2015
	High	Low	High	Low
First Quarter	$16.12	$13.92	$13.44	$12.20
Second Quarter	16.06	14.39	14.10	12.67
Third Quarter	15.82	14.31	17.16	13.34
Fourth Quarter	19.05	14.11	18.13	15.15

As of February 16, 2017, we had 2,812 shareholders of record.  As of December 31, 2016, there were 101,210,478 shares of common stock outstanding.

The following schedule summarizes the cash dividends paid per common share for the periods indicated.

	2016	2015
First Quarter	$0.04	$0.04
Second Quarter	0.04	0.04
Third Quarter	0.04	0.04
Fourth Quarter	0.04	0.04

On January 25, 2017, our Board of Directors declared a quarterly cash dividend of $0.04 per common share, payable on March 1, 2017, to common stockholders of record as of the close of business on February 15, 2017. Our Board of Directors reviews the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other factors.

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

Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions. At December 31, 2016, a maximum of 7,566,693 shares may yet be purchased under this plan.

On January 10, 2017, our Chief Executive Officer submitted his annual certification to the NYSE indicating that he was not aware of any violation by Astoria Financial Corporation of NYSE corporate governance listing standards as of the January 10, 2017 certification date.

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return on Astoria Financial Corporation common stock, or Astoria Common Stock, during the five fiscal years ended December 31, 2016, with the cumulative total returns of both a broad market index, the Standard & Poor’s, or S&P, 500 Stock Index, and a peer group index, the S&P Midcap 400 Financials Index. The comparison assumes $100 was invested on December 31, 2011 in Astoria Common Stock and in each of the S&P indices and assumes that all of the dividends were reinvested.

Astoria Common Stock, Market and Peer Group Indices

	Astoria Common Stock	S&P 500 Stock Index	S&P Midcap 400 Financials Index
December 31, 2011	$100.00	$100.00	$100.00
December 31, 2012	113.41	116.00	117.75
December 31, 2013	169.97	153.57	147.27
December 31, 2014	166.20	174.60	169.33
December 31, 2015	199.37	177.01	178.02
December 31, 2016	237.16	198.18	231.10

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data.  This financial data is derived in part from, and should be read in conjunction with, our consolidated financial statements and related notes.

	At December 31,
(In Thousands)	2016	2015	2014	2013	2012
Selected Financial Data:
Total assets	$14,558,652	$15,076,211	$15,640,021	$15,793,722	$16,496,642
Securities available-for-sale	280,045	416,798	384,359	401,690	336,300
Securities held-to-maturity	2,740,132	2,296,799	2,133,804	1,849,526	1,700,141
Loans receivable, net	10,331,087	11,055,081	11,845,848	12,303,066	13,078,471
Deposits	8,877,055	9,106,027	9,504,909	9,855,310	10,443,958
Borrowings, net	3,634,752	3,964,222	4,187,691	4,137,161	4,373,496
Stockholders’ equity	1,714,073	1,663,448	1,580,070	1,519,513	1,293,989

	For the Year Ended December 31,
(In Thousands, Except Per Share Data)	2016	2015	2014	2013	2012
Selected Operating Data:
Interest income	$454,873	$473,416	$492,350	$518,430	$600,509
Interest expense	123,259	133,127	150,062	176,528	252,240
Net interest income	331,614	340,289	342,288	341,902	348,269
Provision for loan losses (credited) charged to operations	(9,151)	(12,072)	(9,469)	19,601	40,400
Net interest income after provision for loan losses	340,765	352,361	351,757	322,301	307,869
Non-interest income	50,962	54,596	54,848	69,572	73,235
General and administrative expense	279,470	289,083	284,410	287,531	300,133
Income before income tax expense	112,257	117,874	122,195	104,342	80,971
Income tax expense	40,728	29,799	26,279	37,749	27,880
Net income	71,529	88,075	95,916	66,593	53,091
Preferred stock dividends	8,775	8,775	8,775	7,214	—
Net income available to common shareholders	$62,754	$79,300	$87,141	$59,379	$53,091
Basic earnings per common share	$0.62	$0.79	$0.88	$0.60	$0.55
Diluted earnings per common share	$0.62	$0.79	$0.88	$0.60	$0.55

	At or For the Year Ended December 31,
	2016		2015		2014		2013		2012

Selected Financial Ratios and Other Data:
Return on average assets (1)	0.48%		0.57%		0.61%		0.41%		0.31%
Return on average common stockholders’ equity (1)	4.02		5.31		6.06		4.50		4.15
Return on average tangible common stockholders’ equity (1)(2)	4.56		6.07		6.96		5.23		4.86

Average stockholders’ equity to average assets	11.34		10.59		10.04		8.79		7.47

Stockholders’ equity to total assets	11.77		11.03		10.10		9.62		7.84
Common stockholders’ equity to total assets	10.88		10.17		9.27		8.80		7.84
Tangible common stockholders’ equity to tangible assets (tangible common equity ratio) (2)(3)	9.73		9.06		8.19		7.72		6.80

Net interest rate spread (4)	2.29		2.29		2.25		2.17		2.09
Net interest margin (5)	2.37		2.36		2.32		2.25		2.16
Average interest-earning assets to average interest-bearing liabilities	1.09	x	1.08	x	1.08	x	1.06	x	1.05	x

General and administrative expense to average assets	1.87%		1.89%		1.82%		1.78%		1.75%
Efficiency ratio (6)	73.05		73.21		71.62		69.88		71.21

Cash dividends paid per common share	$0.16		$0.16		$0.16		$0.16		$0.25
Dividend payout ratio	25.81%		20.25%		18.18%		26.67%		45.45%

Asset Quality Ratios:
Non-performing loans to total loans (7)	1.42%		1.24%		1.07%		2.67%		2.38%
Non-performing loans to total assets (7)	1.02		0.92		0.82		2.10		1.91
Non-performing assets to total assets (8)	1.12		1.05		1.05		2.37		2.08
Allowance for loan losses to non-performing loans (7)	58.08		70.90		87.32		41.87		46.18
Allowance for loan losses to total loans	0.83		0.88		0.93		1.12		1.10

Other Data:
Number of deposit accounts	451,537		475,272		510,363		557,625		613,871
Mortgage loans serviced for others (in thousands)	$1,346,647		$1,404,480		$1,452,645		$1,504,654		$1,443,672
Full service banking offices	88		88		87		85		85
Full time equivalent employees	1,377		1,551		1,594		1,540		1,530
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

(7)
Non-performing loans, substantially all of which are non-accrual loans, included loans modified in a TDR totaling $58.6 million at December 31, 2016, $61.0 million at December 31, 2015, $68.4 million at December 31, 2014, $109.8 million at December 31, 2013 and $32.8 million at December 31, 2012. Non-performing loans exclude loans held-for-sale and loans which have been modified in a TDR that have been returned to accrual status.

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

Astoria Bank offers a wide range of financial services and solutions designed to meet customers’ personal, family and business banking needs. Our goals are to enhance shareholder value while continuing to strengthen and expand our position as a more fully diversified, full service community bank. We focus on growing our core businesses of mortgage portfolio lending and deposit gathering while maintaining strong asset quality and operating expense management. We continue to implement our strategies to diversify earning assets and to increase low cost core deposits. These strategies include a greater level of participation in the local multi-family and commercial real estate mortgage lending markets and expanding our array of business banking products and services, focusing on small and middle market businesses with an emphasis on attracting clients from larger competitors. Our physical presence consists presently of our branch network of 88 locations, plus our dedicated business banking office in midtown Manhattan.

We are impacted by both national and regional economic factors, with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area. Although U.S. economic activity has been expanding at a moderate pace since mid-2016, the operating environment continues to remain challenging. Interest rates have been at or near historical lows, despite the December 2015 and December 2016 actions by the FOMC to raise the federal funds interest rate by 25 basis points in each instance. Long term interest rates have been volatile during the past year and sensitive to varied economic data, the uncertainty of the impact of the FOMC's rate increases and the divergence in monetary policy of the FOMC and its global counterparts. The ten-year U.S. Treasury rate started 2016 at 2.27% and ended the year at 2.44%, while ranging between a low of 1.36% and a high of 2.62%. The national unemployment rate decreased to 4.7% for December 2016 compared to 5.0% for December 2015, and new job growth has been solid in recent months. We believe market conditions remain favorable in the New York metropolitan area with respect to our multi-family mortgage loan origination activities.

Net income available to common shareholders for the year ended December 31, 2016 decreased compared to the year ended December 31, 2015 reflecting a decrease in net interest income and an increase in income tax expense, as well as a decline in the provision for loan losses credited to operations and non-interest income, partially offset by a decrease in non-interest expense.

Net interest income decreased for the year ended December 31, 2016, compared to the year ended December 31, 2015. The decline was primarily due to a lower level of interest earning assets, principally in our residential mortgage loan portfolio, that was partly offset by lower funding costs primarily in our certificates of deposit. The lower funding costs helped achieve a slight increase in our net interest margin.

The provision for loan losses credited to operations for the year ended December 31, 2016 totaled $9.2 million. This compares to a provision for loan losses credited to operations of $12.1 million for the year ended December 31, 2015. The allowance for loan losses totaled $86.1 million at December 31, 2016, compared to $98.0 million at December 31, 2015. The reduction in the allowance for loan losses at December 31, 2016 compared to December 31, 2015, and the provision credited to operations for 2016, reflects the results of our quarterly reviews of the adequacy of the allowance for loan losses. Changes in the size and composition of our loan portfolio resulted in reduced reserve needs in 2016. We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the continued improvement in our loan loss experience, as well as the improved asset quality in our loan portfolio as a result of reductions in the balances of certain loan classes we believe bear higher risk, the quality of our loan originations and the contraction of the overall loan portfolio.

Non-interest income was lower in 2016 compared to 2015, reflecting declines in customer service fees and other loan fees and mortgage banking income, net. Non-interest expense decreased in 2016 compared to 2015, primarily attributable to decreases in FDIC insurance premiums and advertising expense.

Income tax expense was significantly higher in 2016 compared to 2015, as the 2015 full year results reflected a reduction in income tax expense of $11.4 million primarily related to the impact of the NYC tax law changes. After adjusting for the impact of NYC tax law changes in 2015, income tax expense was relatively unchanged in 2016 compared to 2015.

Total assets declined during the year ended December 31, 2016, due primarily to a decrease in our residential mortgage loan portfolio, partially offset by growth in our securities portfolio. At December 31, 2016, our multi-family and commercial real estate mortgage loan portfolio represented 46% of our total loan portfolio, up from 44% at December 31, 2015, reflecting our continued focus on the strategic shift in our balance sheet. The continued overall balance sheet decline reflects the prolonged low interest rate environment which caused an excess of loan repayments over originations and purchases during 2016 within the residential mortgage loan portfolio.

Total deposits declined during the year ended December 31, 2016 as a result of a decrease in certificates of deposit, partially offset by a net increase in our core deposits. The growth in core deposits reflected increases in money market and checking accounts which more than offset a decline in savings accounts. At December 31, 2016, core deposits represented 82% of total deposits, up from 78% at December 31, 2015. Total deposits included $1.09 billion of business deposits at December 31, 2016, an increase of 4% since December 31, 2015, substantially all of which were core deposits, reflecting the expansion of our business banking operations, a component of the strategic shift in our balance sheet. We expect that the continued growth of our business banking operations should allow us to continue to grow our low cost core deposits.

Stockholders’ equity increased as of December 31, 2016 compared to December 31, 2015. The increase was primarily the result of earnings in excess of dividends on our common and preferred stock, stock-based compensation recognized and capital raised from the issuance of common stock pursuant to the Astoria Financial Corporation Dividend Reinvestment and Stock Purchase Plan, or the Stock Purchase Plan, during the year ended December 31, 2016.

Termination of Merger Agreement with New York Community Bank

On October 28, 2015, Astoria entered into a Merger Agreement with NYCB, which provided for the merger of Astoria with and into NYCB, with NYCB as the surviving corporation, such merger referred to as the Merger. On November 19, 2016, NYCB announced that, based on discussions with its regulators, it did not expect to receive the regulatory approvals required to consummate the Merger by the end of 2016, noting that failure to complete the Merger by that date would allow either party to terminate the Merger Agreement. On December 20, 2016, Astoria and NYCB announced that their boards of directors had mutually agreed to terminate the Merger Agreement effective January 1, 2017.

We are reviewing our strategic plan, taking into account anticipated potential changes in interest rates, business activity, financial services legislation and regulation and overall regulatory climate. This review may result in changes to our strategic objectives, product offerings, balance sheet size and composition, staffing and operations. We intend to be deliberate in this review and will continue to conduct our operations pursuant to the strategic plan in place prior to entering into the Merger Agreement until such time as we revise our strategic plan. This includes a focus on core deposit growth and a shift in loan portfolio mix from residential mortgage loans to multi-family and commercial real estate mortgage loans. In addition, as part of this review, we are examining various strategies to position our balance sheet for the future as market conditions change.

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

Our Asset Review Department utilizes a risk-based loan review approach for multi-family and commercial real estate mortgage loans and commercial and industrial loans. Under this approach, individual loans are selected by a combination of individual loan reviews, targeted loan reviews, concentration of credit reviews and reviews of loans to one borrower to achieve, at a minimum on an annual basis, a review coverage rate of the outstanding principal balance of 30% for the multi-family mortgage loan portfolio, 40% for the commercial real estate mortgage loan portfolio and 60% for the commercial and industrial loan portfolio. Further, multi-family and commercial real estate management personnel also perform annual reviews for certain multi-family and commercial real estate mortgage loans and recommend further review by our Credit and Asset Review Departments as appropriate. The residential mortgage loan portfolio and home equity and other consumer loan portfolio are reviewed collectively by delinquency and net loss trends.

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

The determination of the loans on which full collectability is not reasonably assured, the estimates of the fair value of the underlying collateral and the assessment of economic and regulatory conditions are subject to assumptions and judgments by management. Individual valuation allowances and charge-off amounts could differ materially as a result of changes in these assumptions and judgments.

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

Our evaluation of loss experience factors considers trends in such factors over the prior three years, as well as an estimate of the average amount of time from an event signaling the potential inability of a borrower to continue to pay as agreed to the point at which a loss is confirmed, for substantially all of the loan portfolio, with the exception of multi-family and commercial real estate mortgage loans originated after 2010, for which our evaluation includes predictive modeling techniques. We also analyze our historical loss experience over 12, 15, 18 and 24 month periods. The loss history used in calculating our quantitative allowance coverage percentages varies based on loan type. Also, for a particular loan type, we may not have sufficient loss history to develop a reasonable estimate of loss and in these instances we may consider our loss experience for other, similar loan types and may evaluate those losses over a longer period than two years. Additionally, multi-family and commercial real estate loss experience may be adjusted based on the composition of the losses (loan sales, short sales and partial charge-offs). Modeling techniques utilize data inputs for each loan in the portfolio, including credit facility terms and performance to date, property details and borrower financial performance data. The model also incorporates real estate market data from an established real estate market database company to forecast future performance of the properties, and includes a loan loss predictive model based on studies of defaulted commercial real estate loans. The model then generates a probability of default, loss given default and ultimately an estimated loss for each loan quarterly over the remaining life of the loan. The appropriate timeframe from which to assign an estimated loss percentage to the pool of loans is assessed by management. We update our historical loss analyses, as well as our predictive model, quarterly and evaluate the need to modify our quantitative allowances as a result of our updated charge-off and loss analyses.

We also consider qualitative factors with the purpose of assessing the adequacy of the overall allowance for loan losses as well as the allocation of the allowance for loan losses by loan category. The qualitative factors we consider generally include, but are not limited to, changes in (1) lending policies and procedures, (2) economic and business conditions and developments that affect collectability of our loan portfolio, (3) the nature and volume of our loan portfolio and in the terms of loans, (4) the experience, ability and depth of lending management and other staff, (5) the volume and severity of past due, non-accrual and adversely classified loans, (6) the quality of the loan review system, (7) the value of underlying collateral, (8) the existence or effect of any credit concentrations, (9) external factors such as competition and legal or regulatory requirements and (10) factors arising outside the scope of the aforementioned nine factors may also be considered as appropriate. In addition to the ten qualitative factors noted, we also review certain analytical information such as our coverage ratios and peer analysis.

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

Allowance adequacy calculations are adjusted quarterly, based on the results of our quantitative and qualitative analyses, to reflect our current estimates of the amount of probable losses inherent in our loan portfolio. Allocations of the allowance to each loan category are adjusted quarterly to reflect probable inherent losses using the same quantitative and qualitative analyses used in connection with the overall allowance adequacy calculations. The portion of the allowance allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance for loan losses is available for losses applicable to the entire loan portfolio. Based on our evaluation of the composition and size of our loan portfolio, the levels and composition of delinquent and non-performing loans, our loss history, the housing and real estate markets and the current economic environment, we determined that an allowance for loan losses of $86.1 million was appropriate at December 31, 2016, compared to $98.0 million at December 31, 2015. The provision for loan losses credited to operations totaled $9.2 million for the year ended December 31, 2016.

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

For additional information regarding our allowance for loan losses, see “Provision for Loan Losses Credited to Operations” and “Asset Quality.”

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

At December 31, 2016, our MSR had a carrying value of $10.1 million, net of a valuation allowance of $2.2 million, which approximated the estimated fair value based on expected future cash flows considering a weighted average discount rate of 9.94%, a weighted average constant prepayment rate on mortgages of 10.63% and a weighted average life of 6.0 years. At December 31, 2015, our MSR had a carrying value of $11.0 million, net of a valuation allowance of $2.2 million, which approximated the estimated fair value based on expected future cash flows considering a weighted average discount rate of 9.97%, a weighted average constant prepayment rate on mortgages of 10.47% and a weighted average life of 6.1 years.

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

At December 31, 2016, the carrying amount of our goodwill totaled $185.2 million. As of September 30, 2016, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

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

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer. GSE issuance mortgage-backed securities comprised 84% of our securities portfolio at December 31, 2016. Non-GSE issuance mortgage-backed securities at December 31, 2016 comprised less than 1% of our securities portfolio and had an amortized cost of $1.6 million, with 88% classified as available-for-sale and 12% classified as held-to-maturity. Our non-GSE issuance securities are primarily investment grade securities and have performed similarly to our GSE issuance securities. Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices. The balance of our securities portfolio is primarily comprised of debt securities issued by GSEs.

The fair value of our securities portfolio is primarily impacted by changes in interest rates. We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of OTTI considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to hold the securities. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes. At December 31, 2016, we held 188 securities with an estimated fair value totaling $2.25 billion which had an unrealized loss totaling $59.4 million. Of the securities in an unrealized loss position at December 31, 2016, $251.6 million, with an unrealized loss of $9.1 million, had been in a continuous unrealized loss position for twelve months or longer. At December 31, 2016, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

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

Our income tax expense consists of income taxes that are currently payable and deferred income taxes. We also maintain a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty and evaluate each of our tax positions and strategies to determine whether the reserve continues to be appropriate. Accruals of interest and penalties related to unrecognized tax benefits are recognized in income tax expense. Our current income tax expense approximates taxes to be paid or refunded for the current period. Our deferred income tax expense results from changes in our deferred tax assets and liabilities between periods. Deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and net operating loss carryforwards. We assess our deferred tax assets and establish a valuation allowance if realization of a deferred tax asset is not considered to be more likely than not. We evaluate the recoverability of these future tax deductions by assessing the adequacy of expected taxable income from all sources, including taxable income in carryback years, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of taxable income rely heavily on estimates and we use our historical experience and our short- and long-range business forecasts in making such estimates. At December 31, 2016, we have recorded deferred tax assets, net of deferred tax liabilities, of $93.1 million compared to $101.5 million at December 31, 2015, with no valuation allowance being appropriate at either year-end. We believe that our historical and future results of operations, and tax planning strategies which could be employed, will more likely than not generate sufficient taxable income to enable us to realize our net deferred tax assets. If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we would adjust our valuation allowances in the period that our change in judgment occurs and record a corresponding increase or charge to income.

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

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. As mortgage interest rates increase, customers’ refinance activities tend to decelerate causing the cash flow from both our mortgage loan portfolio and our mortgage-backed securities portfolio to decrease. When mortgage rates decrease, the opposite tends to occur. Principal payments on loans and securities totaled $3.37 billion for the year ended December 31, 2016 and $3.04 billion for the year ended December 31, 2015. Loan and securities repayments increased for the year ended December 31, 2016, compared to the year ended December 31, 2015, due primarily to the relative level of market interest rates and other factors.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $105.0 million for the year ended December 31, 2016 and $107.2 million for the year ended December 31, 2015. Deposits decreased $229.0 million during the year ended December 31, 2016 and decreased $398.9 million during the year ended December 31, 2015 due to decreases in certificates of deposit, partially offset by net increases in core deposits. During the years ended December 31, 2016 and 2015, we continued to allow high cost certificates of deposit to run off. Total deposits included business deposits of $1.09 billion at December 31, 2016, an increase of 4% since December 31, 2015. At December 31, 2016, core deposits represented 82% of total deposits, up from 78% at December 31, 2015. This reflects our efforts to reposition the liability mix of our balance sheet, reducing the balance of high cost certificates of deposit and increasing the balance of low cost core deposits. Net borrowings decreased

$329.5 million during the year ended December 31, 2016 and decreased $223.5 million during the year ended December 31, 2015 due to decreases in federal funds purchased and FHLB-NY advances.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities. Gross mortgage loans originated and purchased for portfolio during the year ended December 31, 2016 declined to $1.48 billion, compared to $1.51 billion during the year ended December 31, 2015, reflecting a decline in multi-family and commercial real estate mortgage loan production, partially offset by an increase in residential mortgage loan production. Residential mortgage loan originations and purchases for portfolio totaled $763.9 million during the year ended December 31, 2016, of which $390.0 million were originations and $373.9 million were purchases of individual residential mortgage loans through our third party loan origination program, compared to $616.9 million during the year ended December 31, 2015, of which $389.9 million were originations and $227.0 million were purchases. Given the low interest rate environment, and consistent with our strategy to diversify our earning assets, we have focused on multi-family and commercial real estate mortgage lending and our business banking operations, with reduced emphasis on the origination and purchase of residential mortgage loans. Although residential mortgage loan originations and purchases increased during 2016, they did not keep pace with the level of repayments during the same period resulting in a net reduction in that portfolio of $650.1 million. Multi-family and commercial real estate mortgage loan originations declined to $717.7 million during the year ended December 31, 2016, compared to $890.7 million during the year ended December 31, 2015, despite our continued commitment to grow these portfolios, as we maintained our disciplined approach to credit terms in this challenging lending environment. Purchases of securities totaled $1.38 billion during the year ended December 31, 2016 and $811.6 million during the year ended December 31, 2015.

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

We maintain liquidity levels to meet our operational needs in the normal course of our business and to be prepared for the possibility of adverse conditions which could result in the need for additional liquidity. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks totaled $129.9 million at December 31, 2016 and $200.5 million at December 31, 2015. At December 31, 2016, we had $1.69 billion of borrowings with a weighted average interest rate of 1.42% maturing over the next 12 months. We have the flexibility to either repay or rollover these borrowings as they mature. Included in our borrowings are various obligations which, by their terms, may be called by the counterparty. At December 31, 2016, we had $1.95 billion of callable borrowings, which were contractually callable by the counterparty within 12 months and on a quarterly basis thereafter. We believe the potential for these borrowings to be called does not present a liquidity concern as they have above current market coupons and, as such, are not likely to be called absent a significant increase in market interest rates. In addition, to the extent such borrowings were to be called, we believe we can readily obtain replacement funding, although such funding may be at higher rates. At December 31, 2016, FHLB-NY advances totaled $2.09 billion, or 58% of total borrowings. We do not believe any of our borrowing counterparty concentrations represent a material risk to our liquidity. In addition, we had $675.0 million in certificates of deposit at December 31, 2016 with a weighted average interest rate of 0.56% maturing over the next 12 months. We believe we have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average interest rates at December 31, 2016.

	Borrowings			Certificates of Deposit
			Weighted Average Rate		Weighted Average Rate

(Dollars in Millions)	Amount			Amount
Contractual Maturity:
2017	$1,685		1.42%	$675	0.56%
2018	200	(1)	3.03	267	1.00
2019	600	(1)	3.73	202	1.37
2020	1,150	(2)	3.54	284	1.59
2021 and thereafter	—		—	173	1.42
Total	$3,635		2.56%	$1,601	1.01%

(1)	Callable by the counterparty within the next three months and on a quarterly basis thereafter.

(2)
Includes $200.0 million of borrowings, with a weighted average interest rate of 3.86%, which are callable by the counterparty within the next three months and on a quarterly basis thereafter, and $950.0 million of borrowings, with a weighted average interest rate of 3.47%, which are callable by the counterparty within the next 12 months and on a quarterly basis thereafter.

Through the Federal Reserve Bank of New York discount window we have the ability to borrow additional funds should the need arise on a short-term basis, primarily overnight. Our borrowing capacity through the discount window totaled approximately $549.6 million at December 31, 2016. In order to have the ability to borrow through the discount window, the Federal Reserve Bank of New York requires that collateral is pledged. In accordance with such requirements, at December 31, 2016, we had pledged as collateral with the Federal Reserve Bank of New York securities with an amortized cost of $157.5 million and commercial real estate mortgage loans with an unpaid principal balance of $900.1 million. We view the discount window as a secondary source of liquidity and, during 2016 and 2015, we did not utilize this source.

Through its membership in the FHLB-NY, Astoria Bank has access to borrowings on an overnight and term basis to the extent that it has qualifying collateral in place at the FHLB-NY. At December 31, 2016, Astoria Bank had residential mortgage loans pledged to the FHLB-NY sufficient to support additional borrowings of approximately $2.25 billion.

Astoria Bank also has the ability to use its portfolio of unencumbered investment securities available for sale and held to maturity as collateral for borrowings from the Federal Reserve Bank of New York, the FHLB-NY and repurchase agreement counterparties. At December 31, 2016, Astoria Bank had approximately $1.63 billion (amortized cost) of investment securities available to be pledged to support borrowings.

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

We have outstanding $250.0 million of 5.00% senior unsecured notes included in other borrowings which mature on June 19, 2017. The terms of these notes restrict our ability to sell, transfer or pledge as collateral the shares of Astoria

Bank and restrict our ability to permit Astoria Bank to issue additional shares of voting stock, unless, in either case, we will continue to own at least 80% of Astoria Bank’s voting stock. Such terms also restrict our ability to permit Astoria Bank to merge or consolidate with any person or sell or transfer all or substantially all of the assets of Astoria Bank to another person unless, in either case, such other person is Astoria Financial Corporation or we will own at least 80% of the voting stock of such other person. We may redeem all or part of these notes at any time, subject to a 30 day minimum notice requirement, at par together with accrued and unpaid interest to the redemption date. We believe that we have sufficient liquidity available from ordinary cash flows and access to the capital markets to repay the senior notes when they become due. For further discussion of our debt obligations, see Note 8 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

The Stock Purchase Plan allows our shareholders to automatically reinvest the cash dividend paid on all or a portion of their shares of our common stock into additional shares of our common stock and make optional cash purchases, up to $10,000 per month, of additional shares of our common stock, unless we grant a waiver permitting a higher amount of optional cash purchases. Shares of common stock may be purchased either directly from us from authorized but unissued shares or from treasury shares, or on the open market. We have registered 1,500,000 shares of our common stock under the Securities Act for offer and sale from time to time pursuant to the Stock Purchase Plan. During the year ended December 31, 2016, 10,498 shares of our common stock were purchased pursuant to the dividend reinvestment provisions of the Stock Purchase Plan directly from us from treasury shares for net proceeds totaling $159,000. During the year ended December 31, 2015, 482,460 shares of our common stock were purchased pursuant to the Stock Purchase Plan, of which 468,675 shares were purchased under waivers of the limitation on optional cash purchases, for total net proceeds of $6.2 million.

Astoria Financial Corporation’s primary uses of funds include payment of dividends on common and preferred stock and payment of interest on its debt obligations. During the year ended December 31, 2016, Astoria Financial Corporation paid dividends on common and preferred stock totaling $25.0 million and paid interest on its debt obligations totaling $12.5 million. On December 16, 2016, our Board of Directors declared a quarterly cash dividend on the Series C Preferred Stock aggregating $2.2 million, or $16.25 per share, for the quarterly period from October 15, 2016 through and including January 14, 2017, which was paid on January 17, 2017 to stockholders of record as of December 31, 2016. On January 25, 2017, our Board of Directors declared a quarterly cash dividend of $0.04 per share on shares of our common stock payable on March 1, 2017 to stockholders of record as of February 15, 2017.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Bank. During 2016, Astoria Bank paid dividends to Astoria Financial Corporation totaling $18.7 million. Since Astoria Bank is a federally chartered savings association, there are regulatory limits on its ability to make distributions to Astoria Financial Corporation. For further discussion of limitations on capital distributions from Astoria Bank, see Item 1, “Business - Regulation and Supervision.”

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At December 31, 2016, our tangible common equity ratio, which represents common stockholders’ equity less goodwill divided by total assets less goodwill, was 9.73%. Pursuant to the Reform Act, in July 2013, the Agencies issued Final Capital Rules that subjected many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements effective January 1, 2015. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards. For a more detailed description of these rules, see Part I, Item 1, “Business - Regulation and Supervision - Capital Requirements.” At December 31, 2016, the capital levels of both Astoria Financial Corporation and Astoria Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes and above the minimum levels required to satisfy the newly applicable Conservation Buffer imposed pursuant to the Reform Act.

At December 31, 2016, Astoria Financial Corporation's Tier 1 leverage capital ratio was 10.85%, Common equity tier 1 risk-based capital ratio was 17.29%, Tier 1 risk-based capital ratio was 18.78% and Total risk-based capital ratio was 19.81%, and Astoria Bank’s Tier 1 leverage capital ratio was 12.09%, Common equity tier 1 risk-based and Tier 1 risk-based capital ratios were 20.85% and Total risk-based capital ratio was 21.88%. For additional information on the regulatory capital ratios of Astoria Financial Corporation and Astoria Bank at December 31, 2016, see Note 17 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

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

We also have commitments to fund loans held-for-sale and commitments to sell loans in connection with our mortgage banking activities which are considered derivative financial instruments.  Commitments to sell loans totaled $36.2 million at December 31, 2016 and represent obligations to sell residential mortgage loans either servicing retained or servicing released on a mandatory delivery or best efforts basis.  We enter into commitments to sell loans as an economic hedge against our pipeline of conforming fixed rate loans which we originate primarily for sale into the secondary market.  The fair values of our mortgage banking derivative financial instruments are immaterial to our financial condition and results of operations.

In addition to our lending commitments, we have contractual obligations related to operating lease commitments.  Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes.

The following table details our contractual obligations at December 31, 2016.

	Payments Due by Period
(In Thousands)	Total	Less than One Year	Over One to Three Years	Over Three to Five Years	More than Five Years

On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$3,400,000	$1,450,000	$800,000	$1,150,000	$—
Off-balance sheet contractual obligations:
Minimum rental payments due under non-cancelable operating leases	72,427	11,610	19,642	16,356	24,819
Commitments to originate and purchase loans (1)	302,576	302,576	—	—	—
Commitments to fund unused lines of credit (2)	217,801	217,801	—	—	—
Total	$3,992,804	$1,981,987	$819,642	$1,166,356	$24,819

(1)	Includes commitments to originate loans held-for-sale of $21.9 million.

(2)	Includes commitments to fund commercial and industrial lines of credit of $148.9 million, home equity lines of credit of $38.0 million and other consumer lines of credit of $30.9 million.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions which are not included in the table above as the amounts and timing of their resolution cannot be estimated. For further information regarding these liabilities, see Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”  Similarly, we have an obligation related to our investments in affordable housing limited partnerships totaling $12.0 million at December 31, 2016 which is not included in the table above as the timing of funding installments, which are due on an "as needed" basis, currently projected over the next four years, cannot be estimated.

We also have contingent liabilities related to assets sold with recourse and standby letters of credit.  We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market.  Generally, the loans we sell in the secondary market are subject to recourse for fraud and adherence to underwriting or quality control guidelines.  No loans were repurchased during 2016 as a result of these recourse provisions.  The principal balance of loans sold in the secondary market with recourse provisions in addition to fraud and adherence to underwriting or quality control guidelines amounted to $312.3 million at December 31, 2016.  We estimate the liability for such loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse.  The carrying amount of this liability was immaterial at December 31, 2016.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  The guarantees generally extend for a term of up to one year and are fully collateralized.  For each guarantee issued, if the customer defaults on a payment or performance to the third party, we would have to perform under the guarantee. Outstanding standby letters of credit totaled $5.0 million at December 31, 2016.

See Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for additional information regarding our commitments and contingent liabilities.

Comparison of Financial Condition and Operating Results for the Years Ended December 31, 2016 and 2015

Financial Condition

Total assets decreased $517.6 million to $14.56 billion at December 31, 2016, from $15.08 billion at December 31, 2015, primarily reflecting a decrease in our loan portfolio, partially offset by an increase in our securities portfolio. Loans receivable decreased $735.9 million to $10.42 billion at December 31, 2016, from $11.15 billion at December 31, 2015, and represented 72% of total assets at December 31, 2016. The decline in our mortgage loan portfolio reflects repayments of $2.18 billion which were in excess of originations and purchases of $1.48 billion for the year ended December 31, 2016.

Our residential mortgage loan portfolio decreased $650.1 million to $5.37 billion at December 31, 2016, from $6.02 billion at December 31, 2015, and represented 52% of our total loan portfolio at December 31, 2016. Residential mortgage loan repayments outpaced our origination and purchase volume during the year ended December 31, 2016, reflecting the low interest rate environment and our reduced emphasis on the origination and purchase of residential mortgage loans for portfolio. Residential mortgage loan originations and purchases for portfolio totaled $763.9 million for the year ended December 31, 2016, of which $390.0 million were originations and $373.9 million were purchases, compared to $616.9 million for the year ended December 31, 2015, of which $389.9 million were originations and $227.0 million were purchases. During the year ended December 31, 2016, the loan-to-value ratio of our residential mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 60% and the loan amount averaged approximately $598,000.

Our multi-family mortgage loan portfolio increased $22.5 million to $4.05 billion at December 31, 2016, from $4.02 billion at December 31, 2015, and represented 39% of our total loan portfolio at December 31, 2016. Our commercial real estate mortgage loan portfolio decreased $90.2 million to $729.3 million at December 31, 2016, from $819.5 million at December 31, 2015, and represented 7% of our total loan portfolio at December 31, 2016. Multi-family and commercial real estate loan originations totaled $717.7 million during the year ended December 31, 2016, compared to $890.7 million during the year ended December 31, 2015. During the year ended December 31, 2016, our multi-family and commercial real estate mortgage loan originations reflected loan balances averaging approximately $2.7 million with a weighted average loan-to-value ratio, at the time of origination, of approximately 43% and a weighted average debt service coverage ratio of approximately 1.65.

Our securities portfolio increased $306.6 million to $3.02 billion at December 31, 2016, from $2.71 billion at December 31, 2015, and represented 21% of total assets at December 31, 2016. This increase reflected purchases totaling $1.38 billion which were in excess of repayments of $1.04 billion and sales of $23.0 million during the year ended December 31, 2016. At December 31, 2016, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost totaling $2.29 billion, a weighted average coupon of 2.67%, a weighted average collateral coupon of 4.00% and a weighted average life of 4.1 years.

Total liabilities declined $568.2 million to $12.84 billion at December 31, 2016, from $13.41 billion at December 31, 2015, primarily due to a decline in deposits and borrowings, net. Deposits totaled $8.88 billion at December 31, 2016, or 69% of total liabilities, a decline of $229.0 million compared to $9.11 billion at December 31, 2015. The decrease in deposits reflected a decline of $393.3 million in certificates of deposit, partially offset by a net increase of $164.3 million in core deposits. At December 31, 2016, core deposits totaled $7.28 billion and represented 82% of total deposits, up from 78% at December 31, 2015. This reflected our efforts to reposition the liability mix of our balance sheet. The net increase in core deposits at December 31, 2016, compared to December 31, 2015, reflected increases in NOW and demand deposit accounts and money market accounts, partially offset by a decline in savings accounts. NOW and demand deposit accounts increased $107.3 million from December 31, 2015 to $2.52 billion at December 31, 2016. Money market accounts increased $146.7 million from December 31, 2015 to $2.71 billion at December 31, 2016. Savings accounts decreased $89.6 million from December 31, 2015 to $2.05 billion at December 31, 2016. The net increase in core deposits during the year ended December 31, 2016 reflects our efforts to grow our core deposits, including our efforts to expand our business banking customer base, as well as customers' preference for the liquidity these types of deposits provide.

Total borrowings, net, decreased $329.5 million to $3.63 billion at December 31, 2016, from $3.96 billion at December 31, 2015. The decrease in borrowings was primarily due to a decrease of $240.0 million in federal funds purchased, coupled with $90.0 million in FHLB-NY advances.

Stockholders' equity increased $50.6 million to $1.71 billion at December 31, 2016, from $1.66 billion at December 31, 2015. The increase in stockholders’ equity was primarily due to net income of $71.5 million and stock based compensation of $4.1 million, partially offset by dividends on common and preferred stock totaling $25.0 million.

Results of Operations

General

Net income available to common shareholders for the year ended December 31, 2016 decreased $16.5 million to $62.8 million, compared to $79.3 million for the year ended December 31, 2015. The decline was largely due to an increase in income tax expense of $10.9 million, a decrease in net interest income of $8.7 million and a decrease in the provision for loan losses credited to operations of $2.9 million, partly offset by a decrease in non-interest expense of $9.6 million. Diluted earnings per common share, or EPS, decreased to $0.62 per common share for the year ended December 31, 2016, from $0.79 per common share for the year ended December 31, 2015. Return on average assets decreased to 0.48% for the year ended December 31, 2016, compared to 0.57% for the year ended December 31, 2015, due to the reduction in net income. Return on average common stockholders’ equity decreased to 4.02% for the year ended December 31, 2016, compared to 5.31% for the year ended December 31, 2015. Return on average tangible common stockholders’ equity, which represents average common stockholders’ equity less average goodwill, decreased to 4.56% for the year ended December 31, 2016, compared to 6.07% for the year ended December 31, 2015. The decreases in the returns on average common stockholders’ equity and average tangible common stockholders’ equity for the year ended December 31, 2016, compared to the year ended December 31, 2015, were due to the decrease in net income available to common shareholders, coupled with an increase in average common stockholders’ equity.

Our results of operations for the year ended December 31, 2015 included a reduction in income tax expense of $11.4 million related to the 2015 NYS Tax Legislation enacted in the 2015 second quarter. For the year ended December 31, 2015, this reduction in income tax expense increased diluted EPS by $0.12 per common share, return on average common stockholders’ equity by 76 basis points, return on average tangible common stockholders’ equity by 88 basis points and return on average assets by 7 basis points.

See “Income Tax Expense” below for further discussion of the impact of the 2015 NYS Tax Legislation.

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

The following table provides a reconciliation between the non-GAAP financial measures to the comparable GAAP measures as reported in our consolidated statement of income for the year ended December 31, 2015 and related financial ratios.

(In Thousands, Except Per Share Data)	As Reported	Effect of Change in Tax Legislation	Non-GAAP
Income before income tax expense	$117,874	$—	$117,874
Income tax expense	29,799	11,404	41,203
Net income	88,075	(11,404)	76,671
Preferred stock dividends	8,775	—	8,775
Net income available to common shareholders	$79,300	$(11,404)	$67,896
Basic earnings per common share	$0.79	$(0.11)	$0.68
Diluted earnings per common share	$0.79	$(0.12)	$0.67
Return on average:
Common stockholders’ equity	5.31%	(0.76)%	4.55%
Tangible common stockholders’ equity	6.07	(0.88)	5.19
Assets	0.57	(0.07)	0.50
Effective tax rate	25.28	9.68	34.96

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

Net interest income decreased $8.7 million to $331.6 million for the year ended December 31, 2016, compared to $340.3 million for the year ended December 31, 2015, reflecting a decrease in our average balance sheet, offset by a slight increase in our net interest margin. The net interest rate spread for the year ended December 31, 2016 was 2.29% unchanged from the year ended December 31, 2015. The net interest margin increased one basis point to 2.37% for the year ended December 31, 2016, from 2.36% for the year ended December 31, 2015. The decrease in net interest income reflected a decline in interest income, partially offset by a decline in interest expense. The decrease in interest income for the year ended December 31, 2016, compared to the year ended December 31, 2015, reflected a significant decline in the average balance of our residential mortgage loan portfolio as well as a decline in the average yield of multi-family and commercial real estate mortgage loans, partially offset by an increase in the average balances of mortgage-backed and other securities, and our multi-family and commercial real estate mortgage loan portfolio. The decrease in interest expense for the year ended December 31, 2016, compared to the year ended December 31, 2015, was primarily due to a decline in the average balance and average cost of our certificates of deposit, coupled with a decrease in the average balance of borrowings, partially offset by an increase in the average cost of borrowings. The average balance of net interest-earning assets increased $45.7 million to $1.17 billion for the year ended December 31, 2016, compared to $1.12 billion for the year ended December 31, 2015.

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

	For the Year Ended December 31,
	2016			2015			2014
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$5,699,839	$181,788	3.19%	$6,481,319	$203,950	3.15%	$7,509,317		$241,417	3.21%
Multi-family and commercial real estate	4,872,076	186,910	3.84	4,800,044	191,643	3.99	4,401,493		178,795	4.06
Consumer and other loans (1)	251,328	9,614	3.83	251,181	8,870	3.53	241,556		8,532	3.53
Total loans	10,823,243	378,312	3.50	11,532,544	404,463	3.51	12,152,366		428,744	3.53
Mortgage-backed and other securities (2)	2,912,329	69,966	2.40	2,586,882	62,754	2.43	2,342,486		57,065	2.44
Interest-earning cash accounts	123,871	469	0.38	148,359	418	0.28	107,977		321	0.30
FHLB-NY stock	130,763	6,126	4.68	134,434	5,781	4.30	142,782		6,220	4.36
Total interest-earning assets	13,990,206	454,873	3.25	14,402,219	473,416	3.29	14,745,611		492,350	3.34
Goodwill	185,151			185,151			185,151
Other non-interest-earning assets	748,362			732,611			682,583
Total assets	$14,923,719			$15,319,981			$15,613,345
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW and demand deposit (3)	$2,446,009	808	0.03	$2,270,980	778	0.03	$2,134,277		706	0.03
Money market	2,667,905	7,398	0.28	2,459,170	6,496	0.26	2,187,718		5,527	0.25
Savings	2,099,651	1,052	0.05	2,186,704	1,093	0.05	2,364,679		1,182	0.05
Total core deposits	7,213,565	9,258	0.13	6,916,854	8,367	0.12	6,686,674		7,415	0.11
Certificates of deposit	1,736,168	17,641	1.02	2,282,038	28,976	1.27	2,959,631		43,940	1.48
Total deposits	8,949,733	26,899	0.30	9,198,892	37,343	0.41	9,646,305		51,355	0.53
Borrowings	3,872,958	96,360	2.49	4,081,488	95,784	2.35	4,058,192		98,707	2.43
Total interest-bearing liabilities	12,822,691	123,259	0.96	13,280,380	133,127	1.00	13,704,497		150,062	1.09
Non-interest-bearing liabilities	408,533			417,480			341,246
Total liabilities	13,231,224			13,697,860			14,045,743
Stockholders’ equity	1,692,495			1,622,121			1,567,602
Total liabilities and stockholders’ equity	$14,923,719			$15,319,981			$15,613,345

Net interest income/ net interest rate spread (4)		$331,614	2.29%		$340,289	2.29%			$342,288	2.25%

Net interest-earning assets/ net interest margin (5)	$1,167,515		2.37%	$1,121,839		2.36%	$1,041,114			2.32%

Ratio of interest-earning assets to interest-bearing liabilities	1.09x			1.08x			1.08	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)
NOW and demand deposit accounts include non-interest bearing accounts with an average balance of $1.04 billion, $928.0 million and $897.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

	Increase (Decrease) for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015			Increase (Decrease) for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
Residential	$(24,742)	$2,580	$(22,162)	$(32,966)	$(4,501)	$(37,467)
Multi-family and commercial real estate	2,758	(7,491)	(4,733)	15,969	(3,121)	12,848
Consumer and other loans	5	739	744	338	—	338
Mortgage-backed and other securities	7,981	(769)	7,212	5,925	(236)	5,689
Interest-earning cash accounts	(78)	129	51	119	(22)	97
FHLB-NY stock	(160)	505	345	(355)	(84)	(439)
Total	(14,236)	(4,307)	(18,543)	(10,970)	(7,964)	(18,934)
Interest-bearing liabilities:
NOW and demand deposit	30	—	30	72	—	72
Money market	473	429	902	733	236	969
Savings	(41)	—	(41)	(89)	—	(89)
Certificates of deposit	(6,218)	(5,117)	(11,335)	(9,238)	(5,726)	(14,964)
Borrowings	(5,010)	5,586	576	530	(3,453)	(2,923)
Total	(10,766)	898	(9,868)	(7,992)	(8,943)	(16,935)
Net change in net interest income	$(3,470)	$(5,205)	$(8,675)	$(2,978)	$979	$(1,999)

Interest Income

Interest income decreased $18.5 million to $454.9 million for the year ended December 31, 2016, from $473.4 million for the year ended December 31, 2015, due to a decrease of $412.0 million in the average balance of interest-earning assets to $13.99 billion for the year ended December 31, 2016, from $14.40 billion for the year ended December 31, 2015, coupled with the decline in yield on interest-earning assets. The decrease in the average balance of interest-earning assets primarily reflects a decline in the average balances of residential mortgage loans, partially offset by increases in the average balance of mortgage-backed and other securities and multi-family and commercial real estate mortgage loans. The decrease in the average yield on interest-earning assets reflects the continued low interest rate environment.

Interest income on residential mortgage loans decreased $22.2 million to $181.8 million for the year ended December 31, 2016, from $204.0 million for the year ended December 31, 2015, due to a decrease of $781.5 million in the average balance of such loans to $5.70 billion for the year ended December 31, 2016, from $6.48 billion for the year ended December 31, 2015, partially offset by a slight increase in the average yield to 3.19% for the year ended December 31, 2016, from 3.15% for the year ended December 31, 2015. The decrease in the average balance of residential mortgage loans reflected the continued decline in this portfolio as repayments outpaced our originations over the past year. The increase in the average yield was primarily due to the impact of the upward repricing of our ARM loans, reflecting slightly higher short-term market interest rates, coupled with lower net premium and deferred loan origination cost amortization, offset by new originations at lower interest rates than the rates on loans repaid over the past year. Net premium and deferred loan origination cost amortization decreased to $10.0 million for the year ended December 31, 2016, from $10.7 million for the year ended December 31, 2015.

Interest income on multi-family and commercial real estate mortgage loans decreased $4.7 million to $186.9 million for the year ended December 31, 2016, from $191.6 million for the year ended December 31, 2015, due to a decrease in the average yield to 3.84% for the year ended December 31, 2016, from 3.99% for the year ended December 31, 2015, partially offset by an increase of $72.0 million in the average balance to $4.87 billion for the year ended December 31, 2016, from $4.80 billion for the year ended December 31, 2015. The increase in the average balance of multi-family and commercial real estate loans was attributable to the levels of originations of such loans which exceeded repayments over the past year. The decrease in the average yield reflected the lower interest rate environment resulting in new originations at interest rates below the weighted average rate of the portfolio and the interest rates on loans repaid, coupled with lower prepayment penalties collected. Prepayment penalties totaled $8.7 million for the year ended December 31, 2016, compared to $12.3 million for the year ended December 31, 2015.

Interest income on mortgage-backed and other securities increased $7.2 million to $70.0 million for the year ended December 31, 2016, from $62.8 million for the year ended December 31, 2015, due to an increase of $325.4 million in the average balance of the portfolio to $2.91 billion for the year ended December 31, 2016, from $2.59 billion for the year ended December 31, 2015. The increase in the average balance reflected securities purchased over the past year in excess of repayments and sales. The average yield declined slightly to 2.40% for the year ended December 31, 2016, from 2.43% for the year ended December 31, 2015.

Interest Expense

Interest expense decreased $9.8 million to $123.3 million for the year ended December 31, 2016, from $133.1 million for the year ended December 31, 2015, due to a decrease of $457.7 million in the average balance of interest-bearing liabilities to $12.82 billion for the year ended December 31, 2016, from $13.28 billion for the year ended December 31, 2015. The decrease in the average balance of interest-bearing liabilities was primarily due to decreases in the average balance of certificates of deposit and borrowings.

Interest expense on total deposits decreased $10.4 million to $26.9 million for the year ended December 31, 2016, from $37.3 million for the year ended December 31, 2015, primarily due to decreases in both the average balance and average cost of certificates of deposit. The average balance of total deposits decreased $249.2 million to $8.95 billion for the year ended December 31, 2016, from $9.20 billion for the year ended December 31, 2015, reflecting a decline in the average balances of certificates of deposit, partially offset by an increase in the average balance of money market and NOW and demand deposit accounts. The average cost of total deposits decreased to 0.30% for the year ended December 31, 2016, from 0.41% for the year ended December 31, 2015, primarily due to the decrease in the average cost of certificates of deposit.

Interest expense on certificates of deposit decreased $11.4 million to $17.6 million for the year ended December 31, 2016, from $29.0 million for the year ended December 31, 2015, due to a decrease of $545.9 million in the average balance to $1.74 billion for the year ended December 31, 2016, from $2.28 billion for the year ended December 31, 2015, coupled with a decrease in the average cost to 1.02% for the year ended December 31, 2016, from 1.27% for the year ended December 31, 2015. The decrease in the average balance of certificates of deposit was primarily the result of our efforts to reposition the liability mix of our balance sheet to increase our core deposits and reduce certificates of deposit. The decrease in the average cost of certificates of deposit reflected the impact of certificates of deposit at higher rates maturing and being replaced at lower interest rates. During the year ended December 31, 2016, $1.26 billion of certificates of deposit with a weighted average interest rate of 0.79% and a weighted average maturity at inception of 24 months matured and $846.4 million of certificates of deposit were issued or repriced with a weighted average interest rate of 0.34% and a weighted average maturity at inception of 14 months. Interest expense on money market accounts increased $902,000, to $7.4 million for the year ended December 31, 2016, from $6.5 million for the year ended December 31, 2015, primarily due to an increase of $208.7 million in the average balance to $2.67 billion for the year ended December 31, 2016, from $2.46 billion for the year ended December 31, 2015.

Interest expense on borrowings increased $576,000 to $96.4 million for the year ended December 31, 2016, from $95.8 million for the year ended December 31, 2015, primarily due to an increase in the average cost to 2.49% for the year ended December 31, 2016, from 2.35% for the year ended December 31, 2015, partially offset by a decrease of $208.5 million in the average balance to $3.87 billion for the year ended December 31, 2016, from $4.08 billion for the year ended December 31, 2015.

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

We recorded a provision for loan losses credited to operations of $9.2 million for the year ended December 31, 2016, compared to a provision for loan losses credited to operations of $12.1 million for the year ended December 31, 2015. Net loan charge-offs totaled $2.7 million, or three basis point of average loans outstanding, for the year ended December 31, 2016, compared to $1.5 million, or one basis points of average loans outstanding, for the year ended December 31, 2015. Our allowance for loan losses decreased to $86.1 million at December 31, 2016, representing 0.83% of total loans, compared to $98.0 million at December 31, 2015, or 0.88% of total loans at December 31, 2015. We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the contraction of the overall loan portfolio, as well as a result of reductions in the balances of certain loan classes we believe bear higher risk, such as residential interest-only mortgage loans, residential mortgage loans originated prior to 2008 and multi-family and commercial real estate mortgage loans originated prior to 2011 and the quality of our loan originations.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies - Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality.”

Non-Interest Income

Non-interest income decreased $3.6 million to $51.0 million for the year ended December 31, 2016, from $54.6 million for the year ended December 31, 2015. This decrease reflects lower customer service fees and mortgage banking income, net, partially offset by an increase in other non-interest income.

Customer service fees decreased $4.2 million to $28.6 million for the year ended December 31, 2016, from $32.8 million for the year ended December 31, 2015, primarily due to the discontinuation of one of our deposit programs in the middle of the third quarter of 2015 coupled with lower commission income on sales of annuity products and checking account charges, including overdraft charges and inactivity charges.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, decreased $496,000 to $3.7 million for the year ended December 31, 2016, from $4.2 million for the year ended December 31, 2015. The decrease in mortgage banking income, net, was primarily due to a net provision of $25,000 recorded in the valuation allowance for the impairment of MSR for the year ended December 31, 2016, compared to a net recovery of $568,000 recorded for the year ended December 31, 2015. Other non-interest income increased $836,000 to $7.1 million for the year ended December 31, 2016, compared to $6.3 million for the year ended December 31, 2015.

Non-Interest Expense

Non-interest expense decreased $9.6 million to $279.5 million for the year ended December 31, 2016, from $289.1 million for the year ended December 31, 2015, primarily due to declines in the federal deposit insurance premium expense, advertising, and compensation and benefits expense.

Federal deposit insurance premium expense decreased $4.2 million to $12.2 million for the year ended December 31, 2016 from $16.4 million for the year ended December 31, 2015, due to both a reduction in our assessment rate and our assessment base. Advertising expense decreased $3.6 million to $6.5 million for the year ended December 31, 2016 from $10.1 million for the year ended December 31, 2015, due to differences in the timing of advertising campaigns.

Compensation and benefits expense decreased $2.1 million to $150.8 million for the year ended December 31, 2016, from $152.9 million for the year ended December 31, 2015. The decrease is attributable to a $2.4 million charge related to accelerated vesting in December 2015 of stock awards that would have contractually vested in 2016 and $600,000 for payroll taxes related to those stock awards vested and to the accelerated payment in December 2015 of cash incentive awards that would have otherwise been paid in early 2016. The accelerated vesting of stock awards and the early cash incentive award payments were related to tax planning initiatives related to the then potential Merger.

Income Tax Expense

For the year ended December 31, 2016, income tax expense totaled $40.7 million, representing an effective tax rate of 36.3%, compared to $29.8 million for the year ended December 31, 2015, representing an effective tax rate of 25.3%. The reduction in income tax expense for the year ended December 31, 2015 was primarily due to the 2015 NYS Tax Legislation and State of Connecticut tax legislation that was signed into law during the second quarter of 2015. The 2015 NYS Tax Legislation, among other things, conformed New York City banking income tax laws to the 2014 NYS Tax Legislation. The 2015 NYS Tax Legislation is effective retroactively to tax years beginning on or after January 1, 2015. The State of Connecticut tax legislation, for us, results in an increased apportionment of income subject to Connecticut taxation. The impact from these 2015 legislative changes partially offset our income tax expense resulting from current operations of $41.2 million for the year ended December 31, 2015, representing an effective tax rate of 35.0%. A further result of these legislative changes was an increase of $11.4 million in our net deferred tax asset in the statement of financial condition with a corresponding reduction in income tax expense for the year ended December 31, 2015.

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

Results of Operations

General

Net income available to common shareholders for the year ended December 31, 2015 decreased $7.8 million to $79.3 million, compared to $87.1 million for the year ended December 31, 2014. The decline was largely due to an increase in non-interest expense of $4.7 million, an increase in income tax expense of $3.5 million and a decrease in net interest income of $2.0 million, which was partly offset by increase of $2.6 million in the provision for loan losses credited to operations. EPS decreased to $0.79 per common share for the year ended December 31, 2015, from $0.88 per common share for the year ended December 31, 2014. Return on average assets decreased to 0.57% for the year ended December 31, 2015, compared to 0.61% for the year ended December 31, 2014, due to the reduction in net income, partially offset by a decrease in average assets. Return on average common stockholders’ equity decreased to 5.31% for the year ended December 31, 2015, compared to 6.06% for the year ended December 31, 2014. Return on average tangible common stockholders’ equity, which represents average common stockholders’ equity less average goodwill, decreased to 6.07% for the year ended December 31, 2015, compared to 6.96% for the year ended December 31, 2014. The decreases in the returns on average common stockholders’ equity and average tangible common stockholders’ equity for the year ended December 31, 2015, compared to the year ended December 31, 2014, were due to the decrease in net income available to common shareholders, coupled with an increase in average common stockholders’ equity.

Our results of operations for the year ended December 31, 2015 included a reduction in income tax expense of $11.4 million related to the 2015 NYS Tax Legislation enacted in the 2015 second quarter. For the year ended December 31, 2015, this reduction in income tax expense increased diluted EPS by $0.12 per common share, return on average common stockholders’ equity by 76 basis points, return on average tangible common stockholders’ equity by 88 basis points and return on average assets by 7 basis points.

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

See “Income Tax Expense” below for further discussion of the impact of the 2015 NYS Tax Legislation and the 2014 NYS Tax Legislation.

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

	For the Years ended December 31,
	2015			2014
(In Thousands, Except Per Share Data)	As Reported	Effect of Change in Tax Legislation	Non-GAAP	As Reported	Effect of Change in Tax Legislation	Non-GAAP
Income before income tax expense	$117,874	$—	$117,874	$122,195	$—	$122,195
Income tax expense	29,799	11,404	41,203	26,279	15,709	41,988
Net income	88,075	(11,404)	76,671	95,916	(15,709)	80,207
Preferred stock dividends	8,775	—	8,775	8,775	—	8,775
Net income available to common shareholders	$79,300	$(11,404)	$67,896	$87,141	$(15,709)	$71,432
Basic earnings per common share	$0.79	$(0.11)	$0.68	$0.88	$(0.16)	$0.72
Diluted earnings per common share	$0.79	$(0.12)	$0.67	$0.88	$(0.16)	$0.72
Return on average:
Common stockholders’ equity	5.31%	(0.76)%	4.55%	6.06%	(1.09)%	4.97%
Tangible common stockholders’ equity	6.07	(0.88)	5.19	6.96	(1.26)	5.70
Assets	0.57	(0.07)	0.50	0.61	(0.10)	0.51
Effective tax rate	25.28	9.68	34.96	21.51	12.85	34.96

Net Interest Income

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

Interest Income

Interest income decreased $19.0 million to $473.4 million for the year ended December 31, 2015, from $492.4 million for the year ended December 31, 2014, due to a decrease of $343.4 million in the average balance of interest-earning assets to $14.40 billion for the year ended December 31, 2015, from $14.75 billion for the year ended December 31, 2014, coupled with the decline in yield on interest-earning assets. The decrease in the average balance of interest-

earning assets primarily reflected declines in the average balance of residential mortgage loans, partially offset by increases in the average balances of multi-family and commercial real estate mortgage loans and mortgage-backed and other securities. The decrease in the average yield on interest-earning assets reflects the continued low interest rate environment.

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

On April 13, 2015, the 2015 NYS legislation was signed into law in NYS that, among other things, conformed New York City banking income tax laws to the 2014 NYS legislation. The 2015 NYS legislation is effective retroactively to tax years beginning on or after January 1, 2015. In addition, on June 30, 2015, the State of Connecticut enacted tax legislation which, for us, results in an increased apportionment of income subject to Connecticut taxation. The impact of these 2015 legislative changes partially offset our income tax expense resulting from current operations of $41.2 million for the year ended December 31, 2015, representing an effective tax rate of 35.0%. The nature of the changes in the 2014 NYS Tax Legislation resulted in the recognition of certain deferred tax assets, with a corresponding reduction of income tax expense for the year ended December 31, 2014. Prior to the effective date of the 2014 NYS Tax Legislation, we were subject to taxation in NYS under an alternative taxation method based on assets. The 2014 NYS Tax Legislation, among other things, removed that alternative method. Enactment of the new law caused us to recognize temporary differences and net operating loss carry-forward benefits in 2014 which we were unable to recognize previously. In addition, during the 2014 fourth quarter we resolved an income tax matter with NYS. The impact of the 2014 changes in the NYS income tax legislation, including the effects of the 2014 fourth quarter resolution of the matter with NYS, partially offset our income tax expense resulting from current operations of $42.0 million for the year ended December 31, 2014, representing an effective tax rate of 34.4%, For additional information regarding income taxes, see Item 1, "Business - State and Local Taxation" and Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” See "Results of Operations - General" for a reconciliation of income tax expense as reported and income tax expense excluding the impact of the 2015 and 2014 changes in the NYS income tax legislation and the 2014 settlement with NYS which is a non-GAAP financial measure.

Asset Quality

As a result of our continuing efforts to reposition the asset mix of our balance sheet, we have experienced increases in our multi-family and commercial real estate mortgage loan portfolios and a decline in our residential mortgage loan portfolio over the past few years. Our multi-family mortgage loan portfolio increased to represent 39% of our total loan portfolio at December 31, 2016, compared to 36% at December 31, 2015. In contrast, our residential mortgage loan portfolio decreased to represent 52% of our total loan portfolio at December 31, 2016, compared to 54% at December 31, 2015. At December 31, 2016 and 2015, our commercial real estate mortgage loan portfolio represented 7% of our total loan portfolio and the remaining 2% of our total loan portfolio was comprised of consumer and other loans.

We continue to adhere to prudent underwriting standards. We underwrite our residential mortgage loans primarily based upon our evaluation of the borrower’s ability to pay. We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods. Additionally, we do not originate one-year ARM loans. The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period. Interest-only loans in our portfolio require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term. In 2006, we began underwriting our residential interest-only hybrid ARM loans based on a fully amortizing loan (in effect, underwriting interest-only hybrid ARM loans as if they were amortizing hybrid ARM loans). Prior to 2007, we would underwrite our residential interest-only hybrid ARM loans using the initial note rate, which may have been a discounted rate. In 2007, we began underwriting our residential interest-only hybrid ARM loans at the higher of the fully indexed rate or the initial note rate. In 2009, we began underwriting our residential interest-only and amortizing hybrid ARM loans at the higher of the fully indexed rate, the initial note rate or 6.00%. During the 2010 second quarter, we reduced the underwriting interest rate floor from 6.00% to 5.00% to reflect the interest rate environment. During the 2010 third quarter, we stopped offering interest-only loans. At December 31, 2016, $1.41 billion of residential mortgage loans originated in prior years as interest-only loans were included in our portfolio of amortizing residential mortgage loans. Such loans consist of $870.3 million of loans which converted pursuant to their contractual terms and $542.8 million of loans which were refinanced at an earlier stage through a program under which certain re-underwriting procedures were completed. Of total loans which had previously been interest-only, $84.1 million were non-performing at December 31, 2016, the majority of which converted pursuant to their contractual terms. Reduced documentation loans in our loan portfolio are comprised primarily of SIFA loans. To a lesser extent, reduced documentation loans in our portfolio also include SISA loans. During the 2007 fourth quarter, we stopped offering reduced documentation loans.

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

	At December 31,
	2016		2015
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Residential mortgage loans:
Full documentation interest-only (1)	$230,986	4.31%	$432,288	7.19%
Full documentation amortizing (2)	4,402,605	82.05	4,697,966	78.10
Reduced documentation interest-only (1)(3)	99,561	1.86	303,231	5.04
Reduced documentation amortizing (3)(4)	632,211	11.78	581,930	9.67
Total residential mortgage loans	$5,365,363	100.00%	$6,015,415	100.00%

(1)
Includes interest-only hybrid ARM loans originated prior to 2007 which were underwritten at the initial note rate, which may have been a discounted rate, totaling $45.4 million at December 31, 2016 and $388.0 million at December 31, 2015.

(2)
Includes loans previously categorized as full documentation interest-only that have converted to full documentation amortizing status totaling $941.3 million at December 31, 2016 and $992.0 million at December 31, 2015.

(3)	Includes SISA loans totaling $114.8 million at December 31, 2016 and $135.7 million at December 31, 2015.

(4)
Includes loans previously categorized as reduced documentation interest-only that have converted to reduced documentation amortizing status totaling $471.8 million at December 31, 2016 and $365.4 million at December 31, 2015.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

	At December 31,
(Dollars in Thousands)	2016	2015	2014	2013	2012
Non-performing loans (1) (2):
Mortgage loans:
Residential	$133,994	$120,336	$100,155	$305,626	$291,051
Multi-family	4,381	6,833	13,646	12,539	10,658
Commercial real estate	5,336	3,939	7,971	7,857	6,869
Consumer and other loans	4,525	7,108	6,040	5,980	6,508
Total non-performing loans	148,236	138,216	127,812	332,002	315,086
REO, net (3)	15,144	19,798	35,723	42,636	28,523
Total non-performing assets	$163,380	$158,014	$163,535	$374,638	$343,609
Non-performing loans to total loans	1.42%	1.24%	1.07%	2.67%	2.38%
Non-performing loans to total assets	1.02	0.92	0.82	2.10	1.91
Non-performing assets to total assets	1.12	1.05	1.05	2.37	2.08

(1)
Non-performing loans, substantially all of which are non-accrual loans, included loans modified in a TDR totaling $58.6 million at December 31, 2016, $61.0 million at December 31, 2015, $68.4 million at December 31, 2014, $109.8 million at December 31, 2013 and $32.8 million at December 31, 2012. Non-performing loans exclude loans held-for-sale and loans which have been modified in a TDR that have been returned to accrual status.

(2)
Includes mortgage loans past due 90 days or more, primarily as to their maturity date but not their interest due, and still accruing interest totaling $332,000 at December 31, 2015, $4.1 million at December 31, 2014, $384,000 at December 31, 2013 and $328,000 at December 31, 2012. There were no such loans at December 31, 2016.

(3)
REO, substantially all of which are residential properties, is net of a valuation allowance totaling $1.2 million at December 31, 2016, $1.3 million at December 31, 2015, $839,000 at December 31, 2014, $834,000 at December 31, 2013 and $1.6 million at December 31, 2012.

Total non-performing assets increased to $163.4 million at December 31, 2016 compared to $158.0 million at December 31, 2015, primarily due to an increase in non-performing loans, partially offset by a decrease in REO, net. The ratio of non-performing assets to total assets was 1.12% at December 31, 2016, compared to 1.05% at December 31, 2015.

Non-performing loans, which consist primarily of mortgage loans and exclude loans held-for-sale, increased $10.0 million to $148.2 million at December 31, 2016, compared to $138.2 million at December 31, 2015. The ratio of non-performing loans to total loans was 1.42% at December 31, 2016, compared to 1.24% at December 31, 2015. The increase in non-performing loans at December 31, 2016 compared to December 31, 2015 was primarily attributable to an increase in non-performing residential mortgage loans, comprised primarily of loans recently converted from interest-only to amortizing. The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages related to our non-performing loans are generally higher than the allowance coverage percentages related to our performing loans. In evaluating our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral. REO, net, decreased $4.7 million to $15.1 million at December 31, 2016, compared to $19.8 million at December 31, 2015, reflecting an excess of the volume of REO sold over the volume of loans that shifted from non-performing delinquent loans to REO through the completion of the foreclosure process during the year ended December 31, 2016.

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

In connection with the designation of the pool of loans as held-for-sale, we recorded a loan charge-off of $8.7 million against the allowance for loan losses during the 2014 second quarter to write down the pool of loans from its immediately previous aggregate recorded investment of $195.0 million to its estimated fair value at that time of $186.3 million. As a result of our quarterly review of the adequacy of the allowance for loan losses as of June 30, 2014, $5.7 million of reserves previously attributable to this pool of loans was deemed no longer required and was credited to the provision for loan losses as a reserve release in the 2014 second quarter. On July 31, 2014, we completed a bulk sale transaction of substantially all of the non-performing residential mortgage loans held-for-sale at terms approximating their carrying value at June 30, 2014. Total loans sold in that transaction had a carrying value of $173.7 million, reflecting the previous write down to the estimated fair value through June 30, 2014. The majority of the remaining loans from the pool designated as held-for-sale as of June 30, 2014 were either foreclosed upon and transferred to REO or were satisfied via short sales or payoffs during the 2014 third quarter with no material impact on our financial condition or results of operations. On September 12, 2014, we completed a second sale transaction, with the same counterparty as the bulk sale transaction, in which we sold all of the remaining non-performing residential mortgage loans held-for-sale with a carrying value of $4.0 million, reflecting the previous write down to the estimated fair value through June 30, 2014, and recorded a loss on the sale of such loans in the 2014 third quarter of $920,000, which is included in other non-interest income in the consolidated statement of income for the year ended December 31, 2014. In 2015 and 2016, no loans were sold in a bulk sale transaction.

Loans modified in a TDR are individually classified as impaired and are initially placed on non-accrual status regardless of their delinquency status and reported as non-performing loans. Loans modified in a TDR which are included in non-performing loans totaled $58.6 million at December 31, 2016 and $61.0 million at December 31, 2015, of which $38.0 million at December 31, 2016 and $47.6 million at December 31, 2015 were current or less than 90 days past due. Loans modified in a TDR remain as non-performing loans in non-accrual status until we determine that future collection of principal and interest is reasonably assured. Where we have agreed to modify the contractual terms of a borrower’s loan, we require the borrower to demonstrate performance according to the restructured terms, generally for a period of at least six months, prior to returning the loan to accrual status. Loans modified in a TDR which have been returned to accrual status are excluded from non-performing loans, but remain classified as impaired. Restructured accruing loans totaled $84.1 million at December 31, 2016, compared to $101.8 million at December 31, 2015, $106.0 million at December 31, 2014, $100.5 million at December 31, 2013 and $98.7 million at December 31, 2012.

If all non-accrual loans at December 31, 2016, 2015 and 2014 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $6.3 million for the year ended December 31, 2016, $5.4 million for the year ended December 31, 2015 and $5.6 million for the year ended December 31, 2014. Actual payments recorded as interest income, with respect to such loans, totaled $2.8 million for the year ended December 31, 2016, $3.4 million for the year ended December 31, 2015 and $3.6 million for the year ended December 31, 2014.

In addition to non-performing loans, we had $99.5 million of potential problem loans at December 31, 2016, including $72.5 million of residential mortgage loans and $25.8 million of multi-family and commercial real estate mortgage loans, compared to $131.5 million of potential problem loans at December 31, 2015, including $80.1 million of residential mortgage loans and $50.9 million of multi-family and commercial real estate mortgage loans. Such loans include loans 60-89 days past due and accruing interest and certain other internally adversely classified loans.

Non-performing residential mortgage loans continue to include a greater concentration of reduced documentation loans as compared to the entire residential mortgage loan portfolio. Reduced documentation loans represented only 14% of the residential mortgage loan portfolio, yet represented 47% of non-performing residential mortgage loans at December 31, 2016. The following table provides further details on the composition of our non-performing residential mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At December 31,
	2016		2015
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-performing residential mortgage loans:
Full documentation interest-only	$14,090	10.52%	$18,375	15.27%
Full documentation amortizing	57,205	42.69	44,529	37.01
Reduced documentation interest-only	15,392	11.49	27,572	22.91
Reduced documentation amortizing	47,307	35.30	29,860	24.81
Total non-performing residential mortgage loans (1)	$133,994	100.00%	$120,336	100.00%

(1)
Includes $32.4 million of loans less than 90 days past due at December 31, 2016, of which $27.5 million were current, and includes $46.5 million of loans less than 90 days past due at December 31, 2015, of which $37.7 million were current.

The following table provides details on the geographic composition of both our total and non-performing residential mortgage loans as of December 31, 2016.

	Residential Mortgage Loans At December 31, 2016
(Dollars in Millions)	Total Loans	Percent of Total Loans	Total Non-Performing Loans (1)	Percent of Total Non-Performing Loans	Non-Performing Loans as Percent of State Totals
State:
New York	$1,656.6	30.8%	$13.5	10.1%	0.81%
Connecticut	511.6	9.5	17.5	13.1	3.42
Massachusetts	443.3	8.3	5.5	4.1	1.24
Virginia	407.0	7.6	12.9	9.6	3.17
New Jersey	405.3	7.6	24.8	18.5	6.12
Illinois	401.8	7.5	18.4	13.7	4.58
Maryland	352.8	6.6	21.9	16.4	6.21
California	285.6	5.3	8.5	6.3	2.98
Washington	208.2	3.9	0.7	0.5	0.34
Texas	121.9	2.3	—	—	—
All other states (2) (3)	571.3	10.6	10.3	7.7	1.80
Total	$5,365.4	100.0%	$134.0	100.0%	2.50%

(1)	Includes $32.4 million of loans which were current or less than 90 days past due.

(2)	Includes 25 states and Washington, D.C.

(3)	Includes Florida with total loans of $85.7 million, of which $3.3 million were non-performing loans.

At December 31, 2016, substantially all of our multi-family and commercial real estate mortgage loans and non-performing multi-family and commercial real estate mortgage loans were secured by properties located in the New York metropolitan area.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
At December 31, 2016:
Mortgage loans:
Residential	240	$72,445	59	$18,314	315	$101,563
Multi-family	17	1,488	5	1,406	12	1,244
Commercial real estate	3	2,262	2	1,298	—	—
Consumer and other loans	37	1,281	20	1,197	39	4,525
Total delinquent loans	297	$77,476	86	$22,215	366	$107,332
Delinquent loans to total loans		0.74%		0.21%		1.03%

At December 31, 2015:
Mortgage loans:
Residential	270	$84,841	68	$20,965	244	$73,833
Multi-family	20	2,387	11	2,692	14	2,441
Commercial real estate	2	487	2	1,689	1	572
Consumer and other loans	76	2,358	22	502	50	7,108
Total delinquent loans	368	$90,073	103	$25,848	309	$83,954
Delinquent loans to total loans		0.81%		0.23%		0.75%

At December 31, 2014:
Mortgage loans:
Residential	255	$73,326	70	$21,290	148	$44,989
Multi-family	26	4,294	11	2,568	26	8,917
Commercial real estate	7	2,476	1	493	2	2,888
Consumer and other loans	58	2,430	17	962	52	6,040
Total delinquent loans	346	$82,526	99	$25,313	228	$62,834
Delinquent loans to total loans		0.69%		0.21%		0.53%

Delinquent loans totaled $207.0 million at December 31, 2016, an increase of $7.1 million compared to $199.9 million at December 31, 2015. The increase in total delinquent loans at December 31, 2016 compared to December 31, 2015 includes an increase of $12.7 million in delinquent residential mortgage loans primarily due to an increase in loans which were 90 days or more past due, partially offset by a decrease in loans which were 30-89 days past due. Amortizing residential mortgage loans which had previously been interest-only and which were 90 days or more past due, totaling $61.4 million, $36.1 million and $6.8 million at December 31, 2016, 2015 and 2014, respectively, were the primary cause for the increases in loans 90 days or more past due. This increase in delinquent residential mortgage loans at December 31, 2016 compared to December 31, 2015 was partially offset by decreases in delinquent multi-family mortgage loans and consumer and other loans.

Allowance for Loan Losses

The following table sets forth the changes in our allowance for loan losses for the years indicated.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2016	2015	2014	2013	2012
Balance at beginning of year	$98,000	$111,600	$139,000	$145,501	$157,185
Provision (credited) charged to operations	(9,151)	(12,072)	(9,469)	19,601	40,400
Charge-offs:
Residential	(7,977)	(6,149)	(19,868)	(26,644)	(49,794)
Multi-family	(409)	(907)	(4,365)	(4,732)	(6,275)
Commercial real estate	(441)	(302)	(3,283)	(3,748)	(2,607)
Consumer and other loans	(1,364)	(912)	(2,073)	(1,916)	(2,541)
Total charge-offs	(10,191)	(8,270)	(29,589)	(37,040)	(61,217)
Recoveries:
Residential	3,445	3,297	9,278	8,346	8,407
Multi-family	2,153	1,981	1,575	1,237	206
Commercial real estate	981	1,087	440	535	1
Consumer and other loans	863	377	365	820	519
Total recoveries	7,442	6,742	11,658	10,938	9,133
Net charge-offs (1) (2) (3) (4)	(2,749)	(1,528)	(17,931)	(26,102)	(52,084)
Balance at end of year	$86,100	$98,000	$111,600	$139,000	$145,501

Net charge-offs to average loans outstanding	0.03%	0.01%	0.15%	0.20%	0.39%
Allowance for loan losses to total loans	0.83	0.88	0.93	1.12	1.10
Allowance for loan losses to non-performing loans	58.08	70.90	87.32	41.87	46.18

(1)
Includes net charge-offs related to reduced documentation residential mortgage loans totaling $1.2 million and net charge-offs related to certain delinquent and non-performing loans transferred to held-for-sale totaling $282,000 for the year ended December 31, 2016.

(2)
Includes net charge-offs related to reduced documentation residential mortgage loans totaling $609,000 and net recoveries related to certain delinquent and non-performing loans transferred to held-for-sale totaling $677,000 for the year ended December 31, 2015.

(3)
Includes a charge-off of $8.7 million related to the pool of non-performing residential mortgage loans designated as held-for-sale at June 30, 2014, net recoveries of $63,000 related to reduced documentation residential mortgage loans and net charge-offs of $243,000 related to certain delinquent and non-performing loans transferred to held-for-sale for the year ended December 31, 2014.

(4)
Includes net charge-offs related to reduced documentation residential mortgage loans totaling $6.2 million and $18.6 million for the years ended December 31, 2013 and 2012, respectively, and net charge-offs related to certain delinquent and non-performing loans transferred to held-for-sale totaling $4.6 million and $1.7 million for the years ended December 31, 2013 and 2012, respectively.

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio. We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time. Our 2016 fourth quarter analysis of loss severity on residential mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO or a short sale) to the loan’s original principal balance, indicated an average loss severity of approximately 30%, compared to approximately 28% in our 2016 third quarter and 27% in our 2015 fourth quarter analysis. Our analysis in the 2016 fourth quarter involved a review of residential REO sales, short sales and sales of the non-performing residential mortgage loans which occurred during the twelve months ended September 30, 2016 and included both full documentation and reduced documentation loans in a variety of states with varying years of origination. Our 2016 fourth quarter analysis of charge-offs on multi-family and commercial real estate mortgage loans during the twelve months ended September 30, 2016, which generally related to certain delinquent and non-performing loans transferred to held-for-sale, loans modified in a TDR or loans foreclosed upon and transferred to REO, indicated an average loss severity of approximately 17%, compared to approximately

25% in our 2016 third quarter analysis and approximately 27% in our 2015 fourth quarter analysis. We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses. However, the uniqueness of each multi-family and commercial real estate loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses. We also consider the growth in our multi-family and commercial real estate mortgage loan portfolio in evaluating the adequacy of the allowance for loan losses. The ratio of the allowance for loan losses to non-performing loans was approximately 58% at December 31, 2016, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses.

The following table sets forth the changes in our valuation allowance for REO for the years indicated.

	At or For the Year Ended December 31,
(In Thousands)	2016	2015	2014	2013	2012
Balance at beginning of year	$1,264	$839	$834	$1,555	$2,499
Provision charged to operations	1,075	1,584	1,356	1,298	2,914
Charge-offs	(1,330)	(1,605)	(1,759)	(2,421)	(4,428)
Recoveries	206	446	408	402	570
Balance at end of year	$1,215	$1,264	$839	$834	$1,555

The following table sets forth our allocation of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated.

	At December 31,
	2016		2015		2014		2013		2012
(Dollars in Thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Residential	$36,439	51.69%	$44,951	54.14%	$46,283	57.71%	$80,337	64.89%	$89,267	73.82%
Multi-family	34,901	38.98	35,544	36.21	39,250	32.86	36,703	26.61	35,514	18.29
Commercial real estate	9,299	7.03	11,217	7.38	17,242	7.34	13,136	6.56	14,404	5.88
Consumer and other loans	5,461	2.30	6,288	2.27	8,825	2.09	8,824	1.94	6,316	2.01
Total allowance for loan losses	$86,100	100.00%	$98,000	100.00%	$111,600	100.00%	$139,000	100.00%	$145,501	100.00%

The allowance for loan losses is allocated by loan category, but the portion of the allowance for loan losses allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance for loan losses is available for losses applicable to the entire loan portfolio. The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2016, 2015, 2014, 2013 and 2012.

There are no material assumptions relied on by management which have not been made apparent in our disclosures or reflected in our asset quality ratios and activity in the allowance for loan losses. We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, the levels and composition of delinquent and non-performing loans, our loss history and our evaluation of the housing and real estate markets and the current economic environment. The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2016 and December 31, 2015.

Impact of Recent Accounting Standards and Interpretations

In May 2014, the FASB, issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” to replace all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance, providing a unified model to determine when and how revenue is recognized. We will adopt this guidance in the first quarter of 2018 using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings, as appropriate. Our revenue is comprised of net interest income on financial assets and financial liabilities and non-interest income. The scope of ASU 2014-09 explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. Accordingly, the majority of our revenues will not be affected. Other recurring revenue streams are within the scope of ASU 2014-09, including revenues associated with certain products and services offered by our banking and insurance businesses. Our preliminary analysis suggests that adoption of ASU 2014-09 is not expected to have a material impact on our financial condition or results of operations.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01 require all equity investments to be measured at fair value, with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those resulting in consolidation of the investee). The amendments in ASU 2016-01 also require an entity to present separately in “other comprehensive income” the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in ASU 2016-01 eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 is not expected to have a material effect on our consolidated statements of condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize most leases, including operating leases, on-balance sheet via a right-to-use asset that will be depreciated over the term of the lease and a lease liability measured on a discounted basis. This will require many entities including Astoria Bank to include more existing leases on-balance sheet. We have identified several areas that are within the scope of ASU 2016-02, including Astoria Bank's contracts with respect to leased real estate and office equipment. We continue to evaluate the impact of ASU 2016-02, including determining whether other contracts exist that are deemed to be in scope. As such, no conclusions have yet been reached regarding the potential impact of adoption on our financial condition, results of operations or cash flows. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, including interim period within those fiscal years.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting,” which applies to all entities that issue share-based payment awards to their employees. The amendments involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments are part of FASB's Simplification Initiative, the stated objective of which is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. We adopted ASU 2016-09 prospectively, effective for the fourth quarter of 2016. Upon adoption, we recorded a cumulative-effect adjustment to the opening balance of retained earnings of $67.0 million. In addition, ASU 2016-09 requires that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than equity. This resulted in a $475,000 benefit to income tax expense in the fourth quarter of 2016. Relative to forfeitures, ASU 2016-09 allows an entity’s accounting policy election to either continue to estimate the number of awards that are expected to vest, as under current guidance, or account for forfeitures when they occur. We have elected to continue our existing practice of estimating the number of awards that are expected to vest. The income tax effects of ASU 2016-09 on the statement of cash flows are now classified as cash flows from operating activities, rather than cash flows from financing activities. We elected to apply this cash flow classification guidance prospectively and, therefore, prior periods have not been adjusted. ASU 2016-09 also requires the presentation of certain employee withholding taxes as a financing activity on the Consolidated Statement of Cash Flows; this is consistent with the manner in which we have presented such employee withholding taxes in the past. Accordingly, no reclassification for prior periods is required.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which require a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement is to take place at the time an asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” methodology for recognizing credit losses required under current GAAP, which delays recognition until it is probable a loss has been incurred. The new standard is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2016-13 on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard becomes effective. While we have begun the process of compiling historical loss data by loan category, we cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. Further, to date, no guidance has been issued by either our or Astoria Bank’s primary regulator with respect to how the impact of ASU 2016-13 is to be treated for regulatory capital purposes.

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

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods.  The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2016 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment activity.  The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities.  Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the underlying collateral is located, seasonal factors, demographic variables and the assumability of the underlying mortgages.

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

The Gap Table includes $1.95 billion of borrowings callable within one year and on a quarterly basis thereafter, of which $1.10 billion are classified according to their maturity dates primarily in the more than one year to three years category, and $850.0 million are classified according to their projected call dates in the more than one year to three years category. In addition, the Gap Table includes callable securities with an amortized cost of $374.3 million, which are callable within one year and at various times thereafter, classified according to their maturity dates substantially all in the more than five years category. The classification of callable borrowings and securities according to their maturity or projected call dates is based on the market value analytics of our interest rate risk model. As indicated in the Gap Table, our one-year cumulative gap at December 31, 2016 was positive 5.06% compared to positive 2.19% at December 31, 2015.

	At December 31, 2016
(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$4,162,082	$2,545,837	$1,489,636	$1,880,044	$10,077,599
Consumer and other loans (1)	200,650	18,879	10,793	5,045	235,367
Interest-earning cash accounts	98,555	—	—	—	98,555
Securities available-for-sale (2)	51,596	46,632	31,932	152,040	282,200
Securities held-to-maturity	322,308	460,525	340,231	1,617,068	2,740,132
FHLB-NY stock	—	—	—	124,807	124,807
Total interest-earning assets	4,835,191	3,071,873	1,872,592	3,779,004	13,558,660
Interest-bearing liabilities:
Savings	289,376	380,318	282,355	1,096,153	2,048,202
Money market	1,353,447	812,001	541,447	—	2,706,895
NOW and demand deposit	94,821	235,893	211,005	1,979,375	2,521,094
Certificates of deposit	676,250	469,154	455,460	—	1,600,864
Borrowings, net (3)	1,684,752	1,650,000	300,000	—	3,634,752
Total interest-bearing liabilities	4,098,646	3,547,366	1,790,267	3,075,528	12,511,807
Interest rate sensitivity gap	736,545	(475,493)	82,325	703,476	$1,046,853
Cumulative interest rate sensitivity gap	$736,545	$261,052	$343,377	$1,046,853

Cumulative interest rate sensitivity gap as a percentage of total assets	5.06%	1.79%	2.36%	7.19%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	117.97%	103.41%	103.64%	108.37%

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

We perform analyses of interest rate increases and decreases of up to 400 basis points (when reasonably practical) over various time horizons although changes in interest rates of 200 basis points over a one year horizon is a more common and reasonable scenario for analytical purposes. Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the twelve month period beginning January 1, 2017 would decrease by approximately 3.01% from the base projection. At December 31, 2015, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2016 would have decreased by approximately 2.09% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, subject to floors that have been established based upon historical observation, our projected net interest income for the twelve month period beginning January 1, 2017 would decrease by approximately 1.75% from the base projection. At December 31, 2015, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2016 would have decreased by approximately 2.12% from the base projection.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot necessarily be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. Accordingly, although our net interest income sensitivity analyses may provide an indication of our IRR exposure, such analyses may not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results may differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis. These include income from BOLI and changes in the fair value of MSR. With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the twelve month period beginning January 1, 2017 would increase by approximately $3.1 million. Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the twelve month period beginning January 1, 2017 would decrease by approximately $2.6 million with respect to these items alone.

For information regarding our credit risk, see “Asset Quality,” in Item 7, “MD&A.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For our Consolidated Financial Statements, see the index on page A - 1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Monte N. Redman, our President and Chief Executive Officer, and Frank E. Fusco, our Senior Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2016.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding directors and executive officers who are not directors of Astoria Financial Corporation is presented in the tables under the headings “Board Nominees, Directors and Executive Officers,” “Committees and Meetings of the Board” and “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be utilized in connection with our 2017 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K, which will be filed with the SEC within 120 days from December 31, 2016, and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of our Board of Directors, including information regarding an audit committee financial expert serving on the audit committee, is presented under the heading “Committees and Meetings of the Board” in our definitive Proxy Statement to be utilized in connection with our 2017 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K, which will be filed with the SEC within 120 days from December 31, 2016, and is incorporated herein by reference.

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

During the year ended December 31, 2016, there were no material changes to procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive (and director) compensation is included under the headings “Transactions with Certain Related Persons,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Stock Vested Table,” “Pension Benefits Table,” “Other Potential Post-Employment Payments” and “Director Compensation,” including related narratives, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” in our definitive Proxy Statement to be utilized in connection with our 2017 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K, which will be filed with the SEC within 120 days from December 31, 2016, and is incorporated herein by reference.

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
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management is included under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” and related narrative, in our definitive Proxy Statement to be utilized in connection with our 2017 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K, which will be filed with the SEC within 120 days from December 31, 2016, and is incorporated herein by reference.

The following table provides information as of December 31, 2016 with respect to compensation plans, including individual compensation agreements, under which equity securities of Astoria Financial Corporation are authorized for issuance.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	711,600	$29.72	2,838,812
Equity compensation plans not approved by security holders	—	—	—
Total (2)	711,600	$29.72	2,838,812

(1)
Excluded is any employee benefit plan that is intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code, such as the 401(k) Plan. Also excluded are 571,767 shares of our common stock which represent unvested restricted stock awards made pursuant to the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2014 Employee Stock Plan, and 67,562 shares of our common stock which represent unvested restricted stock awards made pursuant to the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, or the 2007 Director Stock Plan, since such shares, while unvested, were issued and outstanding as of December 31, 2016. The only equity security issuable under the equity compensation plans referenced in the table is our common stock. The only equity compensation plans are stock option plans or arrangements which provide for the issuance of our common stock upon the exercise of options, the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of AFC and the 2014 Employee Stock Plan which provide for the grant of equity settled stock appreciation rights and awards of restricted stock or equity settled restricted stock units and the 2007 Director Stock Plan which provides for awards of restricted stock. The securities to be issued upon exercise of outstanding options, warrants and rights would be issued on the exercise of options granted under the 1999 Directors Option Plan. Of the number of securities remaining available for future issuance in the above table, 2,811,091 were authorized pursuant to the 2014 Employee Stock Plan and 27,721 were authorized pursuant to the 2007 Director Stock Plan. Both plans provide for automatic adjustments to outstanding options or grants upon certain changes in capitalization. In the event of any stock split, stock dividend or other event generally affecting the number of shares of our common stock held by each person who is then a record holder of our common stock, the number of shares covered by each outstanding option, grant or award and the number of shares available for grant under the plans shall be adjusted to account for such event.

(2)
Included in the number of securities to be issued upon exercise of outstanding options, warrants and rights in column (a) are options to acquire 6,000 shares of our common stock with a weighted average exercise price of $29.72 shown in column (b) and 705,600 shares of our common stock covered by unvested performance-based restricted stock units which are not included in the weighted average exercise price shown in column (b).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is included under the headings “Transactions with Certain Related Persons,” “Compensation Committee Interlocks and Insider Participation” and “Director Independence” in our definitive Proxy Statement to be utilized in connection with our 2017 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K, which will be filed with the SEC within 120 days from December 31, 2016, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services and the pre-approval of such services and fees is included under the headings “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees,” and in the related narrative, in our definitive Proxy Statement to be utilized in connection with our 2017 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K, which will be filed with the SEC within 120 days from December 31, 2016, and is incorporated herein by reference.

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

Astoria Financial Corporation

/s/	Monte N. Redman	Date:	February 28, 2017
Monte N. Redman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	NAME	DATE

/s/	Ralph F. Palleschi	February 28, 2017
Ralph F. Palleschi
Chairman

/s/	Monte N. Redman	February 28, 2017
Monte N. Redman
President, Chief Executive Officer and Director

/s/	Frank E. Fusco	February 28, 2017
Frank E. Fusco
Senior Executive Vice President and
Chief Financial Officer

/s/	John F. Kennedy	February 28, 2017
John F. Kennedy
Senior Vice President and
Chief Accounting Officer

/s/	Gerard C. Keegan	February 28, 2017
Gerard C. Keegan
Vice Chairman, Senior Executive Vice President and
Chief Operating Officer

/s/	John R. Chrin	February 28, 2017
John R. Chrin
Director

/s/	John J. Corrado	February 28, 2017
John J. Corrado
Director

/s/	Robert Giambrone	February 28, 2017
Robert Giambrone
Director

/s/	Brian M. Leeney	February 28, 2017
Brian M. Leeney
Director

/s/	Patricia M. Nazemetz	February 28, 2017
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

Astoria Financial Corporation management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).  Based on our assessment we believe that, as of December 31, 2016, the company’s internal control over financial reporting is effective based on those criteria.

Astoria Financial Corporation’s independent registered public accounting firm has issued an audit report on the effectiveness of the company’s internal control over financial reporting as of December 31, 2016.  This report appears on page A - 3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Astoria Financial Corporation:

We have audited Astoria Financial Corporation's (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

New York, New York
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Astoria Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astoria Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Astoria Financial Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York
February 28, 2017

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
(In Thousands, Except Share Data)	2016	2015

ASSETS:
Cash and due from banks	$129,944	$200,538
Available-for-sale securities:
Encumbered	35,080	81,481
Unencumbered	244,965	335,317
Total available-for-sale securities	280,045	416,798
Held-to-maturity securities, fair value of $2,690,546, and $2,286,092, respectively:
Encumbered	1,194,685	1,123,480
Unencumbered	1,545,447	1,173,319
Total held-to-maturity securities	2,740,132	2,296,799
Federal Home Loan Bank of New York stock, at cost	124,807	131,137
Loans held-for-sale, net	11,584	8,960
Loans receivable	10,417,187	11,153,081
Allowance for loan losses	(86,100)	(98,000)
Loans receivable, net	10,331,087	11,055,081
Mortgage servicing rights, net	10,130	11,014
Accrued interest receivable	34,994	34,996
Premises and equipment, net	101,021	109,758
Goodwill	185,151	185,151
Bank owned life insurance	441,064	439,646
Real estate owned, net	15,144	19,798
Other assets	153,549	166,535
Total assets	$14,558,652	$15,076,211

LIABILITIES:
Deposits	$8,877,055	$9,106,027
Borrowings, net	3,634,752	3,964,222
Mortgage escrow funds	112,975	115,435
Accrued expenses and other liabilities	219,797	227,079
Total liabilities	12,844,579	13,412,763

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 5,000,000 shares authorized: Series C (150,000 shares authorized; and 135,000 shares issued and outstanding)	129,796	129,796
Common stock, $0.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 101,210,478 and 100,721,358 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	830,417	902,349
Retained earnings	2,155,785	2,045,391
Treasury stock (65,284,410 and 65,773,530 shares, at cost, respectively)	(1,346,709)	(1,357,136)
Accumulated other comprehensive loss	(56,881)	(58,617)
Total stockholders’ equity	1,714,073	1,663,448
Total liabilities and stockholders’ equity	$14,558,652	$15,076,211

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In Thousands, Except Share Data)	2016	2015	2014
Interest income:
Residential mortgage loans	$181,788	$203,950	$241,417
Multi-family and commercial real estate mortgage loans	186,910	191,643	178,795
Consumer and other loans	9,614	8,870	8,532
Mortgage-backed and other securities	69,966	62,754	57,065
Interest-earning cash accounts	469	418	321
Federal Home Loan Bank of New York stock	6,126	5,781	6,220
Total interest income	454,873	473,416	492,350
Interest expense:
Deposits	26,899	37,343	51,355
Borrowings	96,360	95,784	98,707
Total interest expense	123,259	133,127	150,062
Net interest income	331,614	340,289	342,288
Provision for loan losses credited to operations	(9,151)	(12,072)	(9,469)
Net interest income after provision for loan losses	340,765	352,361	351,757
Non-interest income:
Customer service fees	28,594	32,833	35,710
Other loan fees	2,231	2,284	2,493
Gain on sales of securities	86	72	141
Mortgage banking income, net	3,726	4,222	3,326
Income from bank owned life insurance	9,182	8,878	8,476
Other	7,143	6,307	4,702
Total non-interest income	50,962	54,596	54,848
Non-interest expense:
General and administrative:
Compensation and benefits	150,820	152,924	138,177
Occupancy, equipment and systems	77,418	76,801	71,948
Federal deposit insurance premium	12,192	16,421	26,179
Advertising	6,495	10,052	12,450
Other	32,545	32,885	35,656
Total non-interest expense	279,470	289,083	284,410
Income before income tax expense	112,257	117,874	122,195
Income tax expense	40,728	29,799	26,279
Net income	71,529	88,075	95,916
Preferred stock dividends	8,775	8,775	8,775
Net income available to common shareholders	$62,754	$79,300	$87,141

Basic earnings per common share	$0.62	$0.79	$0.88
Diluted earnings per common share	$0.62	$0.79	$0.88

Basic weighted average common shares outstanding	100,388,802	99,612,473	98,384,443
Diluted weighted average common shares outstanding	100,388,802	99,969,838	98,384,443

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014

Net income	$71,529	$88,075	$95,916

Other comprehensive income (loss), net of tax:
Net unrealized (loss) gain on securities available-for-sale:
Net unrealized holding (loss) gain on securities arising during the year	(515)	(1,816)	9,143
Reclassification adjustment for gain on sales of securities included in net income	(51)	(43)	(91)
Net unrealized (loss) gain on securities available-for-sale	(566)	(1,859)	9,052

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	765	7,309	(37,467)
Reclassification adjustment for net actuarial loss included in net income	1,424	1,771	591
Net actuarial loss adjustment on pension plans and other postretirement benefits	2,189	9,080	(36,876)

Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	113	113	123

Total other comprehensive income (loss), net of tax	1,736	7,334	(27,701)

Comprehensive income	$73,265	$95,409	$68,215

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

(In Thousands, Except Share Data)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss

Balance at December 31, 2013	$1,519,513	$129,796	$1,665	$894,297	$1,930,026	$(1,398,021)	$(38,250)

Net income	95,916	—	—	—	95,916	—	—
Other comprehensive loss, net of tax	(27,701)	—	—	—	—	—	(27,701)
Dividends on preferred stock ($65.00 per share)	(8,775)	—	—	—	(8,775)	—	—
Dividends on common stock ($0.16 per share)	(15,868)	—	—	—	(15,868)	—	—
Sales of treasury stock (615,340 shares)	8,121	—	—	—	(4,595)	12,716	—
Restricted stock grants (514,507 shares)	—	—	—	(6,472)	(4,160)	10,632	—
Forfeitures of restricted stock (31,408 shares)	—	—	—	374	275	(649)	—
Stock-based compensation	8,672	—	—	8,658	14	—	—
Net tax benefit excess from stock-based compensation	192	—	—	192	—	—	—
Balance at December 31, 2014	1,580,070	129,796	1,665	897,049	1,992,833	(1,375,322)	(65,951)

Net income	88,075	—	—	—	88,075	—	—
Other comprehensive income, net of tax	7,334	—	—	—	—	—	7,334
Dividends on preferred stock ($65.00 per share)	(8,775)	—	—	—	(8,775)	—	—
Dividends on common stock ($0.16 per share)	(16,081)	—	—	—	(16,081)	—	—
Sales of treasury stock (482,460 shares)	6,168	—	—	—	(3,802)	9,970	—
Common Stock repurchased (431,707 shares)	(6,869)	—	—	—	—	(6,869)	—
Restricted stock units vesting (366,400 shares)	—	—	—	(3,378)	(4,189)	7,567	—
Restricted stock grants (429,752 shares)	—	—	—	(5,608)	(3,273)	8,881	—
Forfeitures of restricted stock (65,946 shares)	—	—	—	777	586	(1,363)	—
Stock-based compensation	11,411	—	—	11,394	17	—	—
Net tax benefit excess from stock-based compensation	2,115	—	—	2,115	—	—	—
Balance at December 31, 2015	1,663,448	129,796	1,665	902,349	2,045,391	(1,357,136)	(58,617)

Net income	71,529	—	—	—	71,529	—	—
Other comprehensive income, net of tax	1,736	—	—	—	—	—	1,736
Dividends on preferred stock ($65.00 per share)	(8,775)	—	—	—	(8,775)	—	—
Dividends on common stock ($0.16 per share)	(16,214)	—	—	—	(16,214)	—	—
Sales of treasury stock (10,498 shares)	159	—	—	—	(58)	217	—
Common stock repurchased (108,900 shares)	(1,913)	—	—	—	—	(1,913)	—
Restricted stock grants (685,872 shares)	—	—	—	(10,329)	(3,823)	14,152	—
Forfeitures of restricted stock (98,350 shares)	—	—	—	1,341	688	(2,029)	—
Stock-based compensation	4,103	—	—	4,097	6	—	—
Adjustment to additional paid-in capital and retained earnings upon adoption of ASU 2016-09 as of December 31, 2016	—	—	—	(67,041)	67,041	—	—
Balance at December 31, 2016	$1,714,073	$129,796	$1,665	$830,417	$2,155,785	$(1,346,709)	$(56,881)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$71,529	$88,075	$95,916
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on loans	10,769	11,625	11,738
Net amortization on securities and borrowings	8,806	8,921	9,021
Net provision for loan and real estate losses credited to operations	(8,076)	(10,488)	(8,113)
Depreciation and amortization	14,456	13,069	11,872
Net gain on sales of loans and securities	(2,367)	(2,070)	(1,012)
Mortgage servicing rights amortization and valuation allowance adjustments, net	2,185	1,739	2,522
Stock-based compensation	4,103	11,411	8,672
Deferred income tax expense (benefit)	7,254	(2,686)	4,811
Originations of loans held-for-sale	(129,719)	(127,746)	(105,176)
Proceeds from sales and principal repayments of loans held-for-sale	126,810	128,537	104,947
Decrease in accrued interest receivable	2	1,632	1,298
Bank owned life insurance income and insurance proceeds received, net	(1,418)	(8,878)	(7,393)
Decrease (increase) in other assets	4,015	4,301	(15,218)
(Decrease) increase in accrued expenses and other liabilities	(3,330)	(10,233)	20,191
Net cash provided by operating activities	105,019	107,209	134,076
Cash flows from investing activities:
Originations of loans receivable	(1,243,791)	(1,446,856)	(1,560,090)
Loan purchases through third parties	(377,655)	(229,419)	(196,283)
Principal payments on loans receivable	2,328,569	2,450,264	1,985,246
Proceeds from sales of delinquent and non-performing loans	3,049	7,483	181,295
Purchases of securities held-to-maturity	(1,347,939)	(685,918)	(630,366)
Purchases of securities available-for-sale	(30,000)	(125,674)	(25,479)
Principal payments on securities held-to-maturity	897,280	515,441	338,691
Principal payments on securities available-for-sale	142,515	70,799	40,906
Proceeds from sales of securities available-for-sale	23,065	19,026	14,447
Purchases of Federal Home Loan Bank of New York stock	(95,561)	(81,536)	(117,294)
Redemptions of Federal Home Loan Bank of New York stock	101,891	91,153	128,747
Proceeds from sales of real estate owned, net	16,858	22,895	49,089
Purchases of premises and equipment, net of proceeds from sales	(5,719)	(11,225)	(10,961)
Net cash provided by investing activities	412,562	596,433	197,948
Cash flows from financing activities:
Net decrease in deposits	(228,972)	(398,882)	(350,401)
Net (decrease) increase in borrowings with original terms of three months or less	(510,000)	(394,000)	200,000
Proceeds from borrowings with original terms greater than three months	2,675,000	470,000	—
Repayments of borrowings with original terms greater than three months	(2,495,000)	(300,000)	(150,000)
Net (decrease) increase in mortgage escrow funds	(2,460)	35	5,942
Proceeds from sales of treasury stock	159	6,168	8,121
Cost to repurchase common stock	—	(6,869)	—
Payments relating to treasury shares received for restricted stock award tax payments	(1,913)	—	—
Cash dividends paid to stockholders	(24,989)	(24,856)	(24,643)
Net tax benefit excess from stock-based compensation	—	2,115	192
Net cash used in financing activities	(588,175)	(646,289)	(310,789)
Net (decrease) increase in cash and cash equivalents	(70,594)	57,353	21,235
Cash and cash equivalents at beginning of year	200,538	143,185	121,950
Cash and cash equivalents at end of year	$129,944	$200,538	$143,185

Supplemental disclosures:
Interest paid	$121,544	$132,687	$150,026
Income taxes paid	$28,167	$35,925	$21,658
Additions to real estate owned	$13,279	$8,554	$43,532
Loans transferred to held-for-sale	$1,872	$8,948	$190,594

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues, expenses and other comprehensive income/loss during the reporting periods.  The estimate of our allowance for loan losses, the valuation of mortgage servicing rights, or MSR, judgments regarding goodwill and securities impairment and the estimates related to our income taxes and pension plans and other postretirement benefits are particularly critical because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions and estimates about highly uncertain matters.  Actual results may differ from our assumptions, estimates and judgments.  When necessary, certain reclassifications are made to prior-year amounts to conform to the current-year presentation. The presentation of Federal Home Loan Bank of New York, or FHLB-NY, stock in the Consolidated Statements of Cash Flows for the year ended December 31, 2015 and 2014 are presented on a gross basis to conform to the presentation for the year ended December 31, 2016.

(b)    Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and securities purchased under agreements to resell, or reverse repo agreements, with original maturities of three months or less.  These agreements represent short-term loans and are reflected as an asset in the consolidated statements of financial condition. There were no reverse repo agreements outstanding at December 31, 2016 and 2015.

Astoria Bank is required by the Federal Reserve System to maintain cash reserves equal to a percentage of certain deposits.  The reserve requirement totaled $52.0 million at December 31, 2016 and $45.8 million at December 31, 2015.

(c)    Securities

Securities are classified as held-to-maturity, available-for-sale or trading.  Management determines the appropriate classification of securities at the time of acquisition.  Our securities available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/(loss) in stockholders’ equity.  Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.  Premiums and discounts are recognized as adjustments to interest income using the interest method over the remaining period to contractual maturity, adjusted for prepayments.  Gains and losses on the sale of all securities are determined using the specific identification method and are reflected in earnings when realized.  For the years ended December 31, 2016, 2015 and 2014, we did not maintain a trading securities portfolio.  We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to hold the securities.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(d)    Federal Home Loan Bank of New York Stock

As a member of the FHLB-NY, we are required to acquire and hold shares of the FHLB-NY Class B stock.  Our holding requirement varies based on our activities, primarily our outstanding borrowings, with the FHLB-NY.  Our investment in FHLB-NY stock is carried at cost.  We conduct a periodic review and evaluation of our FHLB-NY stock to determine if any impairment exists.

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

We discontinue accruing interest on loans when they become 90 days past due as to their payment due date and at the time a loan is deemed a troubled debt restructuring, or TDR.  We may also discontinue accruing interest on certain other loans earlier because of deterioration in financial or other conditions of the borrower.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and, presuming we deem the remaining recorded investment in the loan to be fully collectible, income is recognized only to the extent cash is received until a return to accrual status is warranted.  In some circumstances, mortgage loans will reach their maturity date with the borrower having an intent to refinance. If such loans become 30 days past maturity, we continue to consider such loans as current to the extent such borrowers continue to make monthly payments to us consistent with the original terms of the loan, and where we do not have a reason to believe that any loss will be incurred on the loan, in which case we continue to accrue interest.  In other cases, we may defer recognition of income until the principal balance has been recovered. Should a loan reach 60 days past maturity we then classify such loan as past due.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Our evaluation of loss experience factors considers trends in such factors over the prior three years, as well as an estimate of the average amount of time from an event signaling the potential inability of a borrower to continue to pay as agreed to the point at which a loss is confirmed, for substantially all of the loan portfolio, with the exception of multi-family and commercial real estate mortgage loans originated after 2010, for which our evaluation includes predictive modeling techniques. We also analyze our historical loss experience over 12, 15, 18 and 24 month periods. The loss history used in calculating our quantitative allowance coverage percentages varies based on loan type.  Also, for a particular loan type, we may not have sufficient loss history to develop a reasonable estimate of loss and in these instances we may consider our loss experience for other, similar loan types and may

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

evaluate those losses over a longer period than two years.  Additionally, multi-family and commercial real estate loss experience may be adjusted based on the composition of the losses (loan sales, short sales and partial charge-offs).  Modeling techniques utilize data inputs for each loan in the portfolio, including credit facility terms and performance to date, property details and borrower financial performance data. The model also incorporates real estate market data from an established real estate market database company to forecast future performance of the properties, and includes a loan loss predictive model based on studies of defaulted commercial real estate loans. The model then generates a probability of default, loss given default and ultimately an estimated loss for each loan quarterly over the remaining life of the loan. The appropriate timeframe from which to assign an estimated loss percentage to the pool of loans is assessed by management. We update our historical loss analyses, as well as our predictive model, quarterly and evaluate the need to modify our quantitative allowances as a result of our updated charge-off and loss analyses.

We also consider qualitative factors with the purpose of assessing the adequacy of the overall allowance for loan losses as well as the allocation of the allowance for loan losses by loan category.  The qualitative factors we consider generally include, but are not limited to, changes in (1) lending policies and procedures, (2) economic and business conditions and developments that affect collectability of our loan portfolio, (3) the nature and volume of our loan portfolio and in the terms of loans, (4) the experience, ability and depth of lending management and other staff, (5) the volume and severity of past due, non-accrual and adversely classified loans, (6) the quality of the loan review system, (7) the value of underlying collateral, (8) the existence or effect of any credit concentrations (9) external factors such as competition and legal or regulatory requirements and (10) factors arising outside the scope of the aforementioned nine factors may also be considered as appropriate.  In addition to the ten qualitative factors noted, we also review certain analytical information such as our coverage ratios and peer analysis.

Allowance adequacy calculations are adjusted quarterly, based on the results of our quantitative and qualitative analyses, to reflect our current estimates of the amount of probable losses inherent in our loan portfolio.  Allocations of the allowance to each loan category are adjusted quarterly to reflect probable inherent losses using the same quantitative and qualitative analyses used in connection with the overall allowance adequacy calculations.  The portion of the allowance allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance for loan losses is available for losses applicable to the entire loan portfolio. The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2016 and 2015.  Actual results could differ from our estimates as a result of changes in economic or market conditions.  Changes in estimates could result in a material change in the allowance for loan losses.  While we believe that the allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, future adjustments may be necessary if portfolio performance or economic or market conditions differ substantially from the conditions that existed at the time of the initial determinations.

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

(h)    Premises and Equipment

Land is carried at cost.  Buildings and improvements, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization. Premises and equipment at cost totaled $308.4 million with accumulated

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

depreciation and amortization totaling $207.4 million at December 31, 2016, and totaled $305.0 million with accumulated depreciation and amortization totaling $195.2 million at December 31, 2015.  Buildings and improvements and furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized using the straight-line method over the shorter of the term of the related leases or the estimated useful lives of the improved property.

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

For purposes of our goodwill impairment testing, we have identified a single reporting unit.  We consider the quoted market price of our common stock on our impairment testing date as an initial indicator of estimating the fair value of our reporting unit.  We also consider our average stock price, both before and after our impairment test date, as well as market-based control premiums in determining the estimated fair value of our reporting unit.  In addition to our internal goodwill impairment analysis, we periodically obtain a goodwill impairment analysis from an independent third party valuation firm.  The independent third party utilizes multiple valuation approaches including comparable transactions, control premium, public market peers and discounted cash flow.  Management reviews the assumptions and inputs used in the third party analysis for reasonableness. At December 31, 2016, the carrying amount of our goodwill totaled $185.2 million.  As of September 30, 2016, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment.  We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

(j)    Bank Owned Life Insurance

Bank owned life insurance, or BOLI, is carried at the amount that could be realized under our life insurance contract as of the date of the statement of financial condition and is classified as a non-interest-earning asset.  Increases in the carrying value are recorded as non-interest income and insurance proceeds received are recorded as a reduction of the carrying value.  The carrying value consisted of a cash surrender value of $410.2 million and a claims stabilization reserve of $30.9 million at December 31, 2016 and a cash surrender value of $409.4 million and a claims stabilization reserve of $30.3 million at December 31, 2015.  Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) is guaranteed by the insurance carrier provided that certain conditions are met at the date of a contract surrender.  We satisfied these conditions at December 31, 2016 and 2015.

(k)    Real Estate Owned

Real estate owned, or REO, represents real estate acquired through foreclosure or by deed in lieu of foreclosure and is initially recorded at estimated fair value less estimated selling costs.  Thereafter, we maintain a valuation allowance, representing decreases in the properties’ estimated fair value, through charges to earnings.  Such charges are included in other non-interest expense along with any additional property maintenance and protection expenses incurred in owning the property.  REO totaled $15.1 million, which is net of a valuation allowance of $1.2 million, at December 31, 2016 and $19.8 million, which is net of a valuation allowance of $1.3 million, at December 31, 2015.

(l)    Securities Sold Under Agreements to Repurchase

We enter into sales of securities under agreements to repurchase, or repo agreements, with approved securities dealers and banks, and the FHLB-NY.  Such agreements are accounted for as secured financing transactions since we maintain effective control over the transferred securities and the transfer meets the other criteria for such accounting.  Obligations under repo agreements are reflected as a liability in our consolidated statements of financial condition.  The securities underlying the agreements are delivered to a custodial account for the benefit of the dealer or bank with whom each transaction is executed.  The dealers or banks, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agree to resell us

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

the same securities at the maturities of the agreements.  We retain the right of substitution of collateral throughout the terms of the agreements.  The securities underlying the agreements are classified as encumbered securities in our consolidated statements of financial condition.

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

(o)    Earnings Per Common Share

Basic earnings per common share, or EPS, is computed pursuant to the two-class method by dividing net income available to common shareholders less dividends paid on participating securities (unvested shares of restricted common stock) and any undistributed earnings attributable to participating securities by the weighted average common shares outstanding during the year.  The weighted average common shares outstanding includes the weighted average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted common stock.

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

(s)    Impact of Recent Accounting Standards and Interpretations

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers (Topic 606),” to replace all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance, providing a unified model to determine when and how revenue is recognized. We will adopt this guidance in the first quarter of 2018 using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings, as appropriate. Our revenue is comprised of net interest income on financial assets and financial liabilities and non-interest income. The scope of ASU 2014-09 explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. Accordingly, the majority of our revenues will not be affected. Other recurring revenue streams are within the scope of ASU 2014-09, including revenues associated with certain products and services offered by our banking and insurance businesses. Our preliminary analysis suggests that adoption of ASU 2014-09 is not expected to have a material impact on our financial condition or results of operations.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01 require all equity investments to be measured at fair value, with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those resulting in consolidation of the investee). The amendments in ASU 2016-01 also require an entity to present separately in “other comprehensive income” the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in ASU 2016-01 eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 is not expected to have a material effect on our consolidated statements of condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize most leases, including operating leases, on-balance sheet via a right-to-use asset that will be depreciated over the term of the lease and a lease liability measured on a discounted basis. This will require many entities including Astoria Bank to include more existing leases on-balance sheet. We have identified several areas that are within the scope of ASU 2016-02, including Astoria Bank's contracts with respect to leased real estate and office equipment. We continue to evaluate the impact of ASU 2016-02, including determining whether other contracts exist that are deemed to be in scope. As such, no conclusions have yet been reached regarding the potential impact of adoption on our financial condition, results of operations or cash flows. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, including interim period within those fiscal years.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting,” which applies to all entities that issue share-based payment awards to their employees. The amendments involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

amendments are part of FASB's Simplification Initiative, the stated objective of which is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. We adopted ASU 2016-09 prospectively, effective for the fourth quarter of 2016. Upon adoption, we recorded a cumulative-effect adjustment to the opening balance of retained earnings of $67.0 million. In addition, ASU 2016-09 requires that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than equity. This resulted in a $475,000 benefit to income tax expense in the fourth quarter of 2016. Relative to forfeitures, ASU 2016-09 allows an entity’s accounting policy election to either continue to estimate the number of awards that are expected to vest, as under current guidance, or account for forfeitures when they occur. We have elected to continue our existing practice of estimating the number of awards that are expected to vest. The income tax effects of ASU 2016-09 on the statement of cash flows are now classified as cash flows from operating activities, rather than cash flows from financing activities. We elected to apply this cash flow classification guidance prospectively and, therefore, prior periods have not been adjusted. ASU 2016-09 also requires the presentation of certain employee withholding taxes as a financing activity on the Consolidated Statement of Cash Flows; this is consistent with the manner in which we have presented such employee withholding taxes in the past. Accordingly, no reclassification for prior periods is required.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which require a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement is to take place at the time an asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” methodology for recognizing credit losses required under current GAAP, which delays recognition until it is probable a loss has been incurred. The new standard is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2016-13 on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard becomes effective. While we have begun the process of compiling historical loss data by loan category, we cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. Further, to date, no guidance has been issued by either our or Astoria Bank’s primary regulator with respect to how the impact of ASU 2016-13 is to be treated for regulatory capital purposes.

(2)    Termination of the Merger Agreement with New York Community Bancorp, Inc.

On October 28, 2015, Astoria entered into an Agreement and Plan of Merger, or the Merger Agreement, with New York Community Bancorp, Inc., a Delaware corporation, or NYCB, which provided for the merger of Astoria with and into NYCB, with NYCB as the surviving corporation, such merger referred to as the Merger. On November 19, 2016, NYCB announced that, based on discussions with its regulators, it did not expect to receive the regulatory approvals required to consummate the Merger by the end of 2016, noting that failure to complete the Merger by that date would allow either party to terminate the Merger Agreement. On December 20, 2016, Astoria and NYCB announced that their boards of directors had mutually agreed to terminate the Merger Agreement effective January 1, 2017.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(3)    Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At December 31, 2016
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs (1)	$242,172	$1,327	$(2,706)	$240,793
Non-GSE issuance REMICs and CMOs	1,442	2	(1)	1,443
GSE pass-through certificates	8,571	361	(2)	8,930
Total residential mortgage-backed securities	252,185	1,690	(2,709)	251,166
Obligations of GSEs	30,000	—	(1,125)	28,875
Fannie Mae stock	15	—	(11)	4
Total securities available-for-sale	$282,200	$1,690	$(3,845)	$280,045
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,119,175	$4,896	$(11,957)	$1,112,114
Non-GSE issuance REMICs and CMOs	193	—	(7)	186
GSE pass-through certificates	228,976	665	(3,282)	226,359
Total residential mortgage-backed securities	1,348,344	5,561	(15,246)	1,338,659
Multi-family mortgage-backed securities:
GSE issuance REMICs	927,119	363	(19,290)	908,192
Obligations of GSEs	384,325	54	(16,510)	367,869
Corporate debt securities	80,000	—	(4,518)	75,482
Other	344	—	—	344
Total securities held-to-maturity	$2,740,132	$5,978	$(55,564)	$2,690,546

(1)	Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2015
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$331,099	$2,374	$(2,934)	$330,539
Non-GSE issuance REMICs and CMOs	3,048	13	(7)	3,054
GSE pass-through certificates	10,781	485	(2)	11,264
Total residential mortgage-backed securities	344,928	2,872	(2,943)	344,857
Obligations of GSEs	73,701	—	(1,762)	71,939
Fannie Mae stock	15	—	(13)	2
Total securities available-for-sale	$418,644	$2,872	$(4,718)	$416,798
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,361,907	$8,135	$(14,128)	$1,355,914
Non-GSE issuance REMICs and CMOs	198	—	(5)	193
GSE pass-through certificates	260,707	1,535	(3,413)	258,829
Total residential mortgage-backed securities	1,622,812	9,670	(17,546)	1,614,936
Multi-family mortgage-backed securities:
GSE issuance REMICs	434,587	1,255	(2,334)	433,508
Obligations of GSEs	178,967	220	(480)	178,707
Corporate debt securities	60,000	—	(1,493)	58,507
Other	433	1	—	434
Total securities held-to-maturity	$2,296,799	$11,146	$(21,853)	$2,286,092

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following contractual maturity table sets forth certain information regarding the amortized costs and estimated fair values of our securities available-for-sale and securities held-to-maturity at December 31, 2016 and does not reflect the effect of prepayments or scheduled principal amortization on our REMICs, CMOs and pass-through certificates or the effect of callable features on our obligations of GSEs (all of which are callable in 2017 and at various times thereafter).

	December 31, 2016
	Available-for-Sale		Held-to-Maturity
(Dollars in Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities remaining period to contractual maturity:
Within One Year	$4	$4	$39,987	$39,989
Over one to five years	1,987	1,995	17,797	17,848
Over five to ten years	37,630	36,737	383,303	368,091
Over ten years	242,579	241,309	2,299,045	2,264,618
Total securities	$282,200	$280,045	$2,740,132	$2,690,546

The following tables set forth the estimated fair values of securities with gross unrealized losses at the dates indicated, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the dates indicated.

	At December 31, 2016
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$140,638	$(1,886)	$20,026	$(820)	$160,664	$(2,706)
Non-GSE issuance REMICs and CMOs	—	—	92	(1)	92	(1)
GSE pass-through certificates	71	(1)	90	(1)	161	(2)
Obligations of GSEs	28,875	(1,125)	—	—	28,875	(1,125)
Fannie Mae stock	—	—	4	(11)	4	(11)
Total temporarily impaired securities available-for-sale	$169,584	$(3,012)	$20,212	$(833)	$189,796	$(3,845)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$515,537	$(7,457)	$131,629	$(4,500)	$647,166	$(11,957)
Non-GSE issuance REMICs and CMOs	—	—	186	(7)	186	(7)
GSE pass-through certificates	104,538	(1,775)	61,872	(1,507)	166,410	(3,282)
Multi-family mortgage backed securities:
GSE issuance REMICs	871,436	(19,290)	—	—	871,436	(19,290)
Obligations of GSEs	296,427	(16,510)	—	—	296,427	(16,510)
Corporate debt securities	37,785	(2,216)	37,698	(2,302)	75,483	(4,518)
Total temporarily impaired securities held-to-maturity	$1,825,723	$(47,248)	$231,385	$(8,316)	$2,057,108	$(55,564)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	At December 31, 2015
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$189,364	$(2,934)	$—	$—	$189,364	$(2,934)
Non-GSE issuance REMICs and CMOs	75	(2)	64	(5)	139	(7)
GSE pass-through certificates	97	(1)	103	(1)	200	(2)
Obligations of GSEs	24,602	(390)	47,337	(1,372)	71,939	(1,762)
Fannie Mae stock	—	—	2	(13)	2	(13)
Total temporarily impaired securities available-for-sale	$214,138	$(3,327)	$47,506	$(1,391)	$261,644	$(4,718)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$395,659	$(3,972)	$289,645	$(10,156)	$685,304	$(14,128)
Non-GSE issuance REMICs and CMOs	—	—	193	(5)	193	(5)
GSE pass-through certificates	56,503	(586)	106,738	(2,827)	163,241	(3,413)
Multi-family mortgage backed securities:
GSE issuance REMICs	276,601	(2,334)	—	—	276,601	(2,334)
Obligations of GSEs	107,824	(480)	—	—	107,824	(480)
Corporate debt securities	58,507	(1,493)	—	—	58,507	(1,493)
Total temporarily impaired securities held-to-maturity	$895,094	$(8,865)	$396,576	$(12,988)	$1,291,670	$(21,853)

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer.  Our non-GSE issuance securities are primarily investment grade securities and have performed similarly to our GSE issuance securities.  Credit quality concerns have not impacted the performance of our non-GSE securities or our ability to obtain reliable prices.

We held 188 securities which had an unrealized loss at December 31, 2016 and 129 which had an unrealized loss at December 31, 2015.  Securities in unrealized loss positions are analyzed as part of our ongoing assessment of other-than-temporary impairment. Our assertion regarding our intent not to sell, or that it is not more likely than not that we will be required to sell a security before its anticipated recovery, is based on a number of factors, including a quantitative estimate of the expected recovery period (which may extend to maturity), and our intended strategy with respect to the identified security or portfolio. If we do have the intent to sell, or believe it is more likely than not that we will be required to sell the security before its anticipated recovery, the unrealized loss is charged directly to earnings in the Consolidated Statements of Income and Comprehensive Income. Other factors considered in determining whether or not an impairment is temporary include the severity of the impairment; the duration of the impairment; the cause of the impairment; the near-term prospects of the issuer; and the estimated recovery period. The unrealized losses on our residential and multi-family mortgage-backed securities and GSE obligations at December 31, 2016 were primarily caused by movements in market interest rates subsequent to the purchase of such securities or obligations. The unrealized losses on our corporate debt obligations were primarily due to the observed credit spread widening that occurred during the year ended December 31, 2016, which we attribute to the contemporaneous broad-based equity market volatility. We do not consider these unrealized losses to be other than temporary impairment.

Proceeds from sales of securities from the available-for-sale portfolio totaled $23.1 million, resulting in gross realized gains of $86,000, during the year ended December 31, 2016, $19.0 million, resulting in gross realized gains of $72,000, during the year ended December 31, 2015 and $14.4 million, resulting in gross realized gains of $141,000, during the year ended December 31, 2014.

At December 31, 2016, available-for-sale debt securities, excluding mortgage-backed securities, had an amortized cost of $30.0 million, an estimated fair value of $28.9 million and contractual maturities in 2025 and 2026.  At December 31, 2016, held-to-maturity debt securities, excluding mortgage-backed securities, had an amortized cost of $464.7 million, an estimated fair value of $443.7 million and contractual maturities between 2017 and 2027.  Actual maturities may differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At December 31, 2016, the amortized cost of callable securities in our portfolio totaled $374.3 million, which are callable within one year and at various times thereafter.

The balance of accrued interest receivable for securities totaled $8.1 million at December 31, 2016 and $7.4 million at December 31, 2015.

(4)    Loans Held-for-Sale

Included in loans held-for-sale, net are non-performing loans held-for-sale, net of valuation allowances, totaling $143,000 at December 31, 2016 and $1.6 million at December 31, 2015.  At December 31, 2016, there was one non-performing multi-family mortgage loan held-for-sale. Non-performing loans held-for-sale at December 31, 2015 consisted primarily of multi-family mortgage loans.

We sold certain delinquent and non-performing mortgage loans, primarily multi-family and commercial real estate loans, totaling $2.9 million, net of charge-offs of $672,000 during the year ended December 31, 2016, $7.5 million, net of recoveries of $1.1 million, during the year ended December 31, 2015 and $4.9 million, net of charge-offs of $517,000, during the year ended December 31, 2014. In addition, at June 30, 2014, we designated a pool of non-performing residential mortgage loans, substantially all of which were 90 days or more past due, as held-for-sale. In connection with the designation of the pool of loans as held-for-sale, we recorded a loan charge-off of $8.7 million against the allowance for loan losses during the 2014 second quarter to write down the pool of loans from its immediately previous aggregate recorded investment of $195.0 million to its estimated fair value at the time of $186.3 million. As a result of our quarterly review of the adequacy of the allowance for loan losses as of June 30, 2014, $5.7 million of reserves previously attributable to this pool of loans was deemed no longer required and was credited to the provision for loan losses as a reserve release in the 2014 second quarter. On July 31, 2014, we completed a bulk sale transaction of substantially all of the non-performing residential mortgage loans held-for-sale at terms approximating their carrying value at June 30, 2014. Total loans sold in that transaction had a carrying value of $173.7 million, reflecting the previous write down to the estimated fair value through June 30, 2014. The majority of the remaining loans from the pool designated as held-for-sale as of June 30, 2014 were either foreclosed upon and transferred to REO or were satisfied via short sales or payoffs during the 2014 third quarter with no material impact on our financial condition or results of operations. On September 12, 2014, we completed a second sale transaction, with the same counterparty as the bulk sale transaction, in which we sold all of the remaining non-performing residential mortgage loans held-for-sale with a carrying value of $4.0 million, reflecting the previous write down to the estimated fair value through June 30, 2014, and recorded a loss on the sale of such loans in the 2014 third quarter of $920,000.

Net gain on sales of non-performing loans held-for-sale totaled $140,000 for the year ended December 31, 2016. Net loss on sales of non-performing loans held-for-sale totaled $23,000 for the year ended December 31, 2015 and $892,000 for the year ended December 31, 2014. We recorded net lower of cost or market write-downs on non-performing loans held-for-sale totaling $68,000 for the year ended December 31, 2016. There were no lower of cost or market write-downs on non-performing loans held-for-sale for the year ended December 31, 2015 and December 31, 2014.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(5)    Loans Receivable and Allowance for Loan Losses

The following tables set forth the composition of our loans receivable portfolio, and an aging analysis by accruing and non-accrual loans, by segment and class at the dates indicated.

	At December 31, 2016
	Past Due
	30-59	60-89	90 Days	Total
(In Thousands)	Days	Days	or More	Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$1,476	$3,104	$—	$4,580	$212,316	$216,896
Full documentation amortizing	36,563	8,217	—	44,780	4,300,620	4,345,400
Reduced documentation interest-only	2,974	779	—	3,753	80,416	84,169
Reduced documentation amortizing	27,449	5,222	—	32,671	552,233	584,904
Total residential	68,462	17,322	—	85,784	5,145,585	5,231,369
Multi-family	1,060	795	—	1,855	4,040,386	4,042,241
Commercial real estate	2,043	1,298	—	3,341	720,582	723,923
Total mortgage loans	71,565	19,415	—	90,980	9,906,553	9,997,533
Consumer and other loans (gross):
Home equity and other consumer	1,281	550	—	1,831	133,024	134,855
Commercial and industrial	—	647	—	647	99,087	99,734
Total consumer and other loans	1,281	1,197	—	2,478	232,111	234,589
Total accruing loans	$72,846	$20,612	$—	$93,458	$10,138,664	$10,232,122
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$437	$—	$11,605	$12,042	$2,048	$14,090
Full documentation amortizing	2,469	—	42,983	45,452	11,753	57,205
Reduced documentation interest-only	—	—	11,624	11,624	3,768	15,392
Reduced documentation amortizing	1,077	992	35,351	37,420	9,887	47,307
Total residential	3,983	992	101,563	106,538	27,456	133,994
Multi-family	428	611	1,244	2,283	2,098	4,381
Commercial real estate	219	—	—	219	5,117	5,336
Total mortgage loans	4,630	1,603	102,807	109,040	34,671	143,711
Consumer and other loans (gross):
Home equity and other consumer	—	—	4,483	4,483	—	4,483
Commercial and industrial	—	—	42	42	—	42
Total consumer and other loans	—	—	4,525	4,525	—	4,525
Total non-accrual loans	$4,630	$1,603	$107,332	$113,565	$34,671	$148,236
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$1,913	$3,104	$11,605	$16,622	$214,364	$230,986
Full documentation amortizing	39,032	8,217	42,983	90,232	4,312,373	4,402,605
Reduced documentation interest-only	2,974	779	11,624	15,377	84,184	99,561
Reduced documentation amortizing	28,526	6,214	35,351	70,091	562,120	632,211
Total residential	72,445	18,314	101,563	192,322	5,173,041	5,365,363
Multi-family	1,488	1,406	1,244	4,138	4,042,484	4,046,622
Commercial real estate	2,262	1,298	—	3,560	725,699	729,259
Total mortgage loans	76,195	21,018	102,807	200,020	9,941,224	10,141,244
Consumer and other loans (gross):
Home equity and other consumer	1,281	550	4,483	6,314	133,024	139,338
Commercial and industrial	—	647	42	689	99,087	99,776
Total consumer and other loans	1,281	1,197	4,525	7,003	232,111	239,114
Total loans	$77,476	$22,215	$107,332	$207,023	$10,173,335	$10,380,358
Net unamortized premiums and
deferred loan origination costs						36,829
Loans receivable						10,417,187
Allowance for loan losses						(86,100)
Loans receivable, net						$10,331,087

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Our residential mortgage loans consist primarily of interest-only and amortizing hybrid ARM loans.  We offer amortizing hybrid ARM loans which initially have a fixed rate for five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period and require the borrower to make principal and interest payments during the entire loan term.  Prior to 2014, we also offered amortizing hybrid ARM loans with an initial fixed rate period of three years. Prior to the 2010 fourth quarter, we offered interest-only hybrid ARM loans, which have an initial fixed rate for five or seven years and convert into one year interest-only ARM loans at the end of the initial fixed rate period.  Our interest-only hybrid ARM loans require the borrower to pay interest only during the first ten years of the loan term.  After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.  We do not originate one year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  Our hybrid ARM loans may be offered with an initial interest rate which is less than the fully indexed rate for the loan at the time of origination, referred to as a discounted rate.  We determine the initial interest rate in accordance with market and competitive factors giving consideration to the spread over our funding sources in conjunction with our overall interest rate risk management strategies.  Residential interest-only hybrid ARM loans originated prior to 2007 were underwritten at the initial note rate which may have been a discounted rate.  Such loans totaled $45.4 million at December 31, 2016 and $388.0 million at December 31, 2015.  We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.

Within our residential mortgage loan portfolio we have reduced documentation loan products, which totaled $731.8 million at December 31, 2016 and $885.2 million at December 31, 2015.  Reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans.  To a lesser extent, reduced documentation loans in our portfolio also include SISA (stated income, stated asset) loans, which totaled $114.8 million at December 31, 2016 and $135.7 million at December 31, 2015.  SIFA and SISA loans require a prospective borrower to complete a standard mortgage loan application.  Reduced documentation loans require the receipt of an appraisal of the real estate used as collateral for the mortgage loan and a credit report on the prospective borrower.  In addition, SIFA loans require the verification of a potential borrower’s asset information on the loan application, but not the income information provided.  During the 2007 fourth quarter, we stopped offering reduced documentation loans.

Included in loans receivable are loans in the process of foreclosure collateralized by residential real estate property with a recorded investment of $73.4 million at December 31, 2016 and $51.0 million at December 31, 2015.

Accrued interest receivable on all loans totaled $26.9 million at December 31, 2016 and $27.6 million at December 31, 2015. If all non-accrual loans at December 31, 2016, 2015 and 2014 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $6.3 million for the year ended December 31, 2016, $5.4 million for the year ended December 31, 2015 and $5.6 million for the year ended December 31, 2014.  This compares to actual payments recorded as interest income, with respect to such loans, of $2.8 million for the year ended December 31, 2016, $3.4 million for the year ended December 31, 2015 and $3.6 million for the year ended December 31, 2014.

The following table sets forth the changes in our allowance for loan losses by loan receivable segment for the years indicated.

	Mortgage Loans			Consumer and Other Loans
(In Thousands)	Residential	Multi- Family	Commercial Real Estate		Total
Balance at December 31, 2013	$80,337	$36,703	$13,136	$8,824	$139,000
Provision (credited) charged to operations	(23,464)	5,337	6,949	1,709	(9,469)
Charge-offs	(19,868)	(4,365)	(3,283)	(2,073)	(29,589)
Recoveries	9,278	1,575	440	365	11,658
Balance at December 31, 2014	46,283	39,250	17,242	8,825	111,600
Provision charged (credited) to operations	1,520	(4,780)	(6,810)	(2,002)	(12,072)
Charge-offs	(6,149)	(907)	(302)	(912)	(8,270)
Recoveries	3,297	1,981	1,087	377	6,742
Balance at December 31, 2015	44,951	35,544	11,217	6,288	98,000
Provision credited to operations	(3,980)	(2,387)	(2,458)	(326)	(9,151)
Charge-offs	(7,977)	(409)	(441)	(1,364)	(10,191)
Recoveries	3,445	2,153	981	863	7,442
Balance at December 31, 2016	$36,439	$34,901	$9,299	$5,461	$86,100

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the balances of our residential interest-only mortgage loans at December 31, 2016 by the year in which such loans are scheduled to enter their amortization period.

(In Thousands)	Recorded Investment
Amortization scheduled to begin in:
2017 (1)	$278,861
2018	33,960
2019	9,756
2020 and thereafter	7,970
Total	$330,547

(1)	Includes $15.6 million of past due loans that were scheduled to enter amortization prior to December 31, 2016.

Pursuant to Federal Regulations and our policy, loans considered to be of lesser quality, are rated as special mention, substandard, doubtful or loss. A loan rated as special mention has potential weaknesses, which, if uncorrected, may result in the deterioration of the repayment prospects or in our credit position at some future date. A loan rated as substandard is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard loans include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Loans rated as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full satisfaction of the loan amount, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans rated as loss are those considered uncollectable and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Those assets classified as substandard, doubtful or loss are considered adversely classified.

The following table sets forth the balances of our loan portfolio segments by credit quality indicator at the dates indicated.

	At December 31, 2016
	Mortgage Loans			Consumer and Other Loans
(In Thousands)	Residential	Multi-Family	Commercial Real Estate	Home Equity and Other Consumer	Commercial and Industrial	Total
Not criticized	$5,158,878	$4,005,703	$702,697	$134,305	$99,087	$10,100,670
Criticized:
Special mention	14,922	24,804	9,235	550	647	50,158
Substandard	191,563	16,115	17,327	4,483	42	229,530
Doubtful	—	—	—	—	—	—
Total	$5,365,363	$4,046,622	$729,259	$139,338	$99,776	$10,380,358

	At December 31, 2015
	Mortgage Loans			Consumer and Other Loans
(In Thousands)	Residential	Multi-Family	Commercial Real Estate	Home Equity and Other Consumer	Commercial and Industrial	Total
Not criticized	$5,814,975	$3,981,050	$769,029	$153,911	$89,744	$10,808,709
Criticized:
Special mention	16,837	14,931	20,441	502	1,427	54,138
Substandard	183,603	28,124	30,044	6,406	—	248,177
Doubtful	—	—	—	—	703	703
Total	$6,015,415	$4,024,105	$819,514	$160,819	$91,874	$11,111,727

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables set forth the balances of our loans receivable and the related allowance for loan loss allocation by segment and by the impairment methodology followed in determining the allowance for loan losses at the dates indicated.

	At December 31, 2016
	Mortgage Loans			Consumer and Other Loans
(In Thousands)	Residential	Multi-Family	Commercial Real Estate		Total
Loans:
Individually evaluated for impairment	$192,427	$7,112	$10,033	$4,091	$213,663
Collectively evaluated for impairment	5,172,936	4,039,510	719,226	235,023	10,166,695
Total loans	$5,365,363	$4,046,622	$729,259	$239,114	$10,380,358
Allowance for loan losses:
Individually evaluated for impairment	$9,044	$24	$—	$310	$9,378
Collectively evaluated for impairment	27,395	34,877	9,299	5,151	76,722
Total allowance for loan losses	$36,439	$34,901	$9,299	$5,461	$86,100

	At December 31, 2015
	Mortgage Loans			Consumer and Other Loans
(In Thousands)	Residential	Multi-Family	Commercial Real Estate		Total
Loans:
Individually evaluated for impairment	$192,914	$24,643	$14,993	$4,968	$237,518
Collectively evaluated for impairment	5,822,501	3,999,462	804,521	247,725	10,874,209
Total loans	$6,015,415	$4,024,105	$819,514	$252,693	$11,111,727
Allowance for loan losses:
Individually evaluated for impairment	$13,148	$456	$788	$421	$14,813
Collectively evaluated for impairment	31,803	35,088	10,429	5,867	83,187
Total allowance for loan losses	$44,951	$35,544	$11,217	$6,288	$98,000

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes information related to our impaired loans by segment and class at the dates indicated.

	At December 31,
	2016				2015
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$21,202	$16,535	$(1,863)	$14,672	$37,454	$30,631	$(4,051)	$26,580
Full documentation amortizing	88,106	79,584	(3,494)	76,090	69,242	63,223	(2,534)	60,689
Reduced documentation interest-only	28,637	23,090	(1,589)	21,501	55,939	46,540	(4,253)	42,287
Reduced documentation amortizing	79,670	70,623	(2,098)	68,525	57,955	52,520	(2,310)	50,210
Multi-family	2,427	2,432	(24)	2,408	8,029	7,950	(456)	7,494
Commercial real estate	—	—	—	—	6,651	6,723	(788)	5,935
Consumer and other loans:
Home equity lines of credit	4,414	4,049	(310)	3,739	5,295	4,968	(421)	4,547
Without an allowance recorded:
Mortgage loans:
Residential:
Reduced documentation amortizing	2,965	2,595	—	2,595	—	—	—	—
Multi-family	5,272	4,680	—	4,680	19,523	16,693	—	16,693
Commercial real estate	11,791	10,033	—	10,033	11,104	8,270	—	8,270
Consumer and other loans:
Commercial and industrial	90	42	—	42	—	—	—	—
Total impaired loans	$244,574	$213,663	$(9,378)	$204,285	$271,192	$237,518	$(14,813)	$222,705

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the average recorded investment, interest income recognized and cash basis interest income related to our impaired loans by segment and class for the years indicated.

	For the Year Ended December 31,
	2016			2015			2014
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$24,322	$364	$380	$39,506	$860	$877	$84,264	$1,860	$1,920
Full documentation amortizing	72,452	2,359	2,388	52,426	1,893	1,920	38,340	1,491	1,498
Reduced documentation interest-only	34,171	861	851	66,321	1,910	1,923	112,172	3,646	3,671
Reduced documentation amortizing	64,230	2,454	2,472	30,310	1,927	1,936	22,137	655	653
Multi-family	4,845	145	149	14,390	415	417	30,291	1,320	1,339
Commercial real estate	1,673	—	—	11,875	333	348	17,341	1,065	1,154
Consumer and other loans:
Home equity lines of credit	4,445	124	126	5,585	48	54	5,202	45	54
Without an allowance recorded:
Mortgage loans:
Residential:
Full documentation amortizing	—	—	—	—	—	—	365	—	—
Reduced documentation amortizing	519	79	78	—	—	—	—	—	—
Multi-family	9,246	249	262	16,935	857	862	17,225	632	633
Commercial real estate	10,393	581	601	5,632	522	528	2,853	—	—
Consumer and other loans:
Commercial and industrial	65	2	2	—	—	—	—	—	—
Total impaired loans	$226,361	$7,218	$7,309	$242,980	$8,765	$8,865	$330,190	$10,714	$10,922

The following table sets forth information about our mortgage loans receivable by segment and class at December 31, 2016, 2015 and 2014 which were modified in a TDR during the years indicated. Modifications in a TDR for the year ended December 31, 2016 included interest rate modifications of $8.3 million and concessions in the form of payment deferrals or term extensions of $2.5 million. In addition, $4.4 million of loans were classified as TDRs as a result of relief granted under Chapter 7 bankruptcy filing.

	Modifications During the Year Ended December 31,
	2016			2015			2014
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at December 31, 2016	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at December 31, 2015	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at December 31, 2014
Residential:
Full documentation interest-only	9	$3,683	$3,362	12	$4,620	$4,496	21	$9,244	$8,726
Full documentation amortizing	21	7,493	7,291	19	5,063	4,894	4	889	812
Reduced documentation interest-only	5	2,127	2,078	10	3,431	3,429	19	6,819	6,774
Reduced documentation amortizing	6	1,741	1,713	7	2,911	2,902	5	809	745
Multi-family	1	338	330	—	—	—	4	2,501	1,981
Commercial real estate	1	515	441	2	2,902	2,835	3	2,482	2,433
Total	43	$15,897	$15,215	50	$18,927	$18,556	56	$22,744	$21,471

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth information about our mortgage loans receivable by segment and class at December 31, 2016, 2015 and 2014 which were modified in a TDR during the years ended December 31, 2016, 2015 and 2014 and had a payment default subsequent to the modification during the years indicated.

	During the Year Ended December 31,
	2016		2015		2014
(Dollars In Thousands)	Number of Loans	Recorded Investment at December 31, 2016	Number of Loans	Recorded Investment at December 31, 2015	Number of Loans	Recorded Investment at December 31, 2014
Residential:
Full documentation interest-only	3	$1,628	6	$2,240	1	$621
Full documentation amortizing	8	2,937	6	1,749	2	319
Reduced documentation interest-only	1	483	2	380	3	1,123
Reduced documentation amortizing	—	—	2	606	—	—
Multi-family	1	330	—	—	3	1,400
Total	13	$5,378	16	$4,975	9	$3,463

The following table details the percentage of our total residential mortgage loans at December 31, 2016 by state where we have a concentration of greater than 5% of our total residential mortgage loans or total non-performing residential mortgage loans.

State	Percent of Total Residential Loans	Percent of Total Non-Performing Residential Loans
New York	30.8%	10.1%
Connecticut	9.5	13.1
Massachusetts	8.3	4.1
Virginia	7.6	9.6
New Jersey	7.6	18.5
Illinois	7.5	13.7
Maryland	6.6	16.4
California	5.3	6.3

At December 31, 2016, substantially all of our multi-family and commercial real estate mortgage loans and all of our non-performing multi-family and commercial real estate mortgage loans were secured by properties located in the New York metropolitan area, which includes New York, New Jersey and Connecticut.

(6)    Mortgage Servicing Rights

We own rights to service mortgage loans for investors with aggregate unpaid principal balances of $1.35 billion at December 31, 2016 and $1.40 billion at December 31, 2015, which are not reflected in the accompanying consolidated statements of financial condition.  As described in Note 1, we outsource our residential mortgage loan servicing to a third party under a sub-servicing agreement.

The estimated fair value of our MSR was $10.1 million at December 31, 2016 and $11.0 million at December 31, 2015.  The fair value of MSR is highly sensitive to changes in assumptions.  See Note 18 for a description of the assumptions used to estimate the fair value of MSR.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes MSR activity for the years indicated.

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014
Carrying amount before valuation allowance at beginning of year	$13,181	$14,136	$15,595
Additions – servicing obligations that result from transfers of financial assets	1,301	1,352	1,123
Amortization	(2,160)	(2,307)	(2,582)
Carrying amount before valuation allowance at end of year	12,322	13,181	14,136
Valuation allowance at beginning of year	(2,167)	(2,735)	(2,795)
(Provision for) recovery of valuation allowance	(25)	568	60
Valuation allowance at end of year	(2,192)	(2,167)	(2,735)
Net carrying amount at end of year	$10,130	$11,014	$11,401

The following table summarizes mortgage banking income, net, for the years indicated.

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014
Loan servicing fees	$3,769	$3,940	$4,085
Net gain on sales of loans	2,142	2,021	1,763
Amortization of MSR	(2,160)	(2,307)	(2,582)
(Provision for) recovery of valuation allowance on MSR	(25)	568	60
Total mortgage banking income, net	$3,726	$4,222	$3,326

At December 31, 2016, estimated future MSR amortization through 2021 was as follows: $1.6 million for 2017, $1.5 million for 2018, $1.3 million for 2019, $1.1 million for 2020 and $1.0 million for 2021.  Actual results will vary depending upon the level of repayments on the loans currently serviced.

(7)    Deposits

The following table summarizes deposits at the dates indicated.

	At December 31,
		2016			2015
(Dollars in Thousands)	Weighted Average Rate	Balance	Percent of Total	Weighted Average Rate	Balance	Percent of Total
Core deposits:
NOW	0.06%	$1,466,751	16.52%	0.06%	$1,415,430	15.54%
Non-interest bearing NOW and demand deposit	—	1,054,343	11.88	—	998,393	10.96
Money market	0.26	2,706,895	30.50	0.26	2,560,204	28.12
Savings	0.05	2,048,202	23.07	0.05	2,137,818	23.48
Total core deposits	0.12	7,276,191	81.97	0.12	7,111,845	78.10
Certificates of deposit	1.01	1,600,864	18.03	1.16	1,994,182	21.90
Total deposits	0.28%	$8,877,055	100.00%	0.35%	$9,106,027	100.00%

The aggregate amount of certificates of deposit with balances equal to or greater than $250,000 was $81.7 million at December 31, 2016 and $113.3 million at December 31, 2015.  There were no brokered certificates of deposit at December 31, 2016 and 2015.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table details the scheduled maturities of our certificates of deposit at December 31, 2016.

Year	Weighted Average Rate	Balance	Percent of Total
		(In Thousands)
2017	0.56%	$675,017	42.16%
2018	1.00	267,346	16.70
2019	1.37	202,000	12.62
2020	1.59	283,692	17.72
2021	1.42	172,014	10.75
2022 and thereafter	1.64	795	0.05
Total	1.01%	$1,600,864	100.00%

The following table summarizes interest expense on deposits for the years indicated.

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014
Interest-bearing NOW	$808	$778	$706
Money market	7,398	6,496	5,527
Savings	1,052	1,093	1,182
Certificates of deposit	17,641	28,976	43,940
Total interest expense on deposits	$26,899	$37,343	$51,355

(8)    Borrowings

The following table summarizes our borrowings at the dates indicated.

	At December 31,
	2016		2015
(Dollars in Thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal funds purchased	$195,000	0.81%	$435,000	0.57%
Securities sold under agreements to repurchase	1,100,000	3.62	1,100,000	3.62
FHLB-NY advances	2,090,000	1.88	2,180,000	1.86
Other borrowings, net	249,752	5.00	249,222	5.00
Total borrowings, net	$3,634,752	2.56%	$3,964,222	2.40%

Through the Federal Reserve Bank of New York discount window we have the ability to borrow additional funds should the need arise on a short-term basis, primarily overnight. Our borrowing capacity through the discount window totaled approximately $549.6 million at December 31, 2016. In order to have the ability to borrow through the discount window, the Federal Reserve Bank of New York requires that collateral is pledged. In accordance with such requirements, at December 31, 2016, we had pledged as collateral with the Federal Reserve Bank of New York securities with an amortized cost of $157.5 million and commercial real estate mortgage loans with an unpaid principal balance of $900.1 million. We view the discount window as a secondary source of liquidity and, during 2016 and 2015, we did not utilize this source.

Federal Funds Purchased

The outstanding federal funds purchased at December 31, 2016 and 2015 were due overnight. During the year ended December 31, 2016, federal funds purchased averaged $317.4 million with a weighted average interest rate of 0.57% and the maximum amount outstanding at any month end was $370.0 million. During the year ended December 31, 2015, federal funds purchased averaged

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

$481.9 million with a weighted average interest rate of 0.33% and the maximum outstanding at any month end was $660.0 million.  During the year ended December 31, 2014, federal funds purchased averaged $377.1 million with a weighted average interest rate of 0.30% and the maximum outstanding at any month end was $455.0 million.

Securities Sold Under Agreements to Repurchase

The outstanding repo agreements at December 31, 2016 and 2015 were fixed rate, had original contractual maturities ranging from four to seven years and were collateralized by GSE securities, of which 82% were residential mortgage-backed securities and 18% were obligations of GSEs. Securities collateralizing these agreements had an amortized cost of $1.23 billion and an estimated fair value of $1.22 billion, including accrued interest, at December 31, 2016 and an amortized cost of $1.21 billion and an estimated fair value of $1.20 billion, including accrued interest, at December 31, 2015 and are classified as encumbered securities in the consolidated statements of financial condition. The amount of excess collateral required is governed by each individual contract. The primary risk associated with these secured borrowings is the requirement to pledge a market value based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with our policies, criteria for eligible counterparties has been established and excess collateral pledged is monitored to minimize our exposure.

The following table summarizes information relating to repo agreements.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2016	2015	2014
Average balance during the year	$1,100,000	$1,100,000	$1,100,000
Maximum balance at any month end during the year	1,100,000	1,100,000	1,100,000
Balance outstanding at end of year	1,100,000	1,100,000	1,100,000
Weighted average interest rate during the year	3.62%	3.62%	3.82%
Weighted average interest rate at end of year	3.62	3.62	3.62

The following table details the contractual maturities of our repo agreements at December 31, 2016.

Year	Amount
	(In Thousands)
2018	$200,000	(1)
2019	600,000	(1)
2020	300,000	(1)
Total	$1,100,000
(1)    Callable in 2017.

FHLB-NY Advances

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of our stock in the FHLB-NY, certain qualifying mortgage loans and mortgage-backed and other securities not otherwise pledged.

The following table summarizes information relating to FHLB-NY advances.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2016	2015	2014
Average balance during the year	$2,206,074	$2,250,592	$2,332,718
Maximum balance at any month end during the year	2,374,000	2,515,000	2,617,000
Balance outstanding at end of year	2,090,000	2,180,000	2,384,000
Weighted average interest rate during the year	1.83%	1.79%	1.78%
Weighted average interest rate at end of year	1.88	1.86	1.72

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table details the contractual maturities of FHLB-NY advances at December 31, 2016.

Year	Amount
	(In Thousands)
2017	$1,240,000	(1)
2020	850,000	(2)
Total	$2,090,000

(1)
Includes $40.0 million of borrowings due overnight, $300.0 million of borrowings due within 30 days, $500.0 million of borrowings due after 30 to 90 days and $400.0 million of borrowings due after 90 days.

(2)	Callable in 2017.

Other Borrowings

On June 19, 2012, we completed the sale of $250.0 million aggregate principal amount of 5.00% senior unsecured notes due 2017, or 5.00% Senior Notes.  The notes are registered with the Securities and Exchange Commission, or SEC, bear a fixed rate of interest of 5.00% and mature on June 19, 2017.  We may redeem all or part of the 5.00% Senior Notes at any time, subject to a 30 day minimum notice requirement, at par together with accrued and unpaid interest to the redemption date.  The carrying amount of the notes was $249.8 million at December 31, 2016 and $249.2 million at December 31, 2015.  The terms of these notes subject us to certain debt covenants. We were in compliance with such covenants at December 31, 2016.

The following table summarizes interest expense on borrowings for the years indicated.

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014
Federal funds purchased	$1,838	$1,590	$1,139
Securities sold under agreements to repurchase	40,484	40,373	42,626
FHLB-NY advances	41,007	40,790	41,911
Other borrowings	13,031	13,031	13,031
Total interest expense on borrowings	$96,360	$95,784	$98,707

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

On January 7, 2014, we adopted the Astoria Financial Corporation Dividend Reinvestment and Stock Purchase Plan, or the Stock Purchase Plan, and terminated the previously existing plan.  The Stock Purchase Plan allows our shareholders to automatically reinvest the cash dividend paid on all or a portion of their shares of our common stock into additional shares of our common stock and make optional cash purchases, up to $10,000 per month, of additional shares of our common stock, unless we grant a waiver permitting a higher amount of optional cash purchases.  Shares of common stock may be purchased either directly from us from authorized but unissued shares or from treasury shares, or on the open market. We have registered 1,500,000 shares of our common stock under the Securities Act of 1933, as amended, for offer and sale from time to time pursuant to the Stock Purchase Plan. During the year ended December 31, 2016, 10,498 shares of our common stock were purchased pursuant to the Stock Purchase Plan directly from our treasury shares for net proceeds totaling $159,000. During the year ended December 31, 2015, 482,460 shares of our common stock were purchased pursuant to the Stock Purchase Plan, of which 468,675 were purchased under waivers of the limitation on optional cash purchases, for total net proceeds of $6.2 million.

On April 18, 2007, our Board of Directors approved our twelfth stock repurchase plan authorizing the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding in open-market or privately negotiated transactions.  At December 31, 2016, a maximum of 7,566,693 shares may yet be purchased under this plan. In December 2016 and 2015, to facilitate the withholding of individual income taxes related to the vesting of restricted common stock awards in that month, a portion of the vested restricted stock awards was transferred by the recipients back to us. This transaction is presented in our Consolidated Statements of Changes in Stockholders' Equity as a repurchase of common stock, which increases treasury stock.

We are subject to the laws of the State of Delaware which generally limit dividends on capital stock to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over our statutory capital, or if there is no such excess, to our net profits for the current and/or immediately preceding fiscal year.  Our ability to pay dividends, service our debt obligations and repurchase our common stock is dependent primarily upon receipt of dividend payments from Astoria Bank.  Our primary banking regulator, the Office of the Comptroller of the Currency, or OCC, regulates all capital distributions by Astoria Bank directly or indirectly to us, including dividend payments.  Astoria Bank must file an application to receive approval from the OCC for a proposed capital distribution if it does not qualify for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year-to-date plus the retained net income for the preceding two years.  During 2016, Astoria Bank was required to file such applications, but did not make a request to the OCC for capital distributions.  Effective 2017, Astoria Bank is not required to file such applications, but is required to notify the OCC of its intent to pay future dividends. Astoria Bank may not pay dividends to us if: (1) after paying those dividends, it would fail to meet applicable regulatory capital requirements; (2) the payment would violate any statute, regulation, regulatory agreement or condition; or (3) after making such distribution, the institution would become “undercapitalized” (as such term is used in the Federal Deposit Insurance Act).  Payment of dividends by Astoria Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice.  Astoria Bank must also provide notice to the Board of Governors of the Federal Reserve System at least 30 days prior to declaring a dividend.  During 2016, Astoria Bank paid dividends to Astoria Financial Corporation totaling $18.7 million pursuant to an approved application for the payment of a dividend filed with the OCC in September 2015.

(10)    Commitments and Contingencies

Lease Commitments

At December 31, 2016, we were obligated through 2035 under various non-cancelable operating leases on buildings and land used for office space and banking purposes.  These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices.  Rent expense under the operating leases totaled $13.1 million for the year ended December 31, 2016, $12.9 million for the year ended December 31, 2015 and $12.5 million for the year ended December 31, 2014.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The minimum rental payments due under the terms of the non-cancelable operating leases at December 31, 2016, which have not been reduced by minimum sublease rentals of $470,000 due in 2017 under non-cancelable subleases, are summarized below.

Year	Amount
(In Thousands)
2017	$11,610
2018	10,260
2019	9,382
2020	8,795
2021	7,561
2022 and thereafter	24,819
Total	$72,427

Outstanding Commitments

The following table summarizes our outstanding commitments at the dates indicated.

	At December 31,
(In Thousands)	2016	2015
Mortgage loans:
Commitments to extend credit – adjustable rate	$180,144	$227,966
Commitments to extend credit – fixed rate (1)	61,404	131,641
Commitments to purchase – adjustable rate	6,099	3,339
Commitments to purchase – fixed rate	49,109	19,685
Commitments to extend credit on consumer and other loans	5,820	16,157
Unused lines of credit:
Home equity and other consumer loans	68,902	79,119
Commercial and industrial loans	148,899	107,625
Commitments to sell loans	36,158	29,754
_______________________________

(1)	Includes commitments to originate loans held-for-sale totaling $21.9 million at December 31, 2016 and $15.4 million at December 31, 2015.

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

Assets Sold with Recourse

We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market.  Generally the loans we sell in the secondary market are subject to recourse for fraud and adherence to underwriting or quality control guidelines. No loans were repurchased during 2016 as a result of these recourse provisions.  The principal balance of loans sold in the secondary market with recourse provisions in addition to fraud and adherence to underwriting or quality control guidelines amounted to $312.3 million at December 31, 2016 and $344.2 million at December 31, 2015.  We estimate the liability for such loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse.  The carrying amount of this liability was immaterial at December 31, 2016 and 2015.

On July 31, 2014, we completed a bulk sale transaction of certain non-performing residential mortgage loans that had a carrying value of $173.7 million. On September 12, 2014, we completed a second sale transaction, with the same counterparty as the bulk sale transaction, in which we sold additional non-performing residential mortgage loans with a carrying value of $4.0 million. The loan sale agreements governing the sale transactions contained usual and customary document cure provisions and indemnification

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

provisions protecting the purchaser from breaches of our representations, warranties and covenants. These provisions expired in 2015 without any material claims presented. Accordingly, there were no adjustments to the purchase price for such loans, repurchases or indemnification payments during 2015. See Note 4 for additional information regarding these loan sales.

Guarantees

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  The guarantees generally extend for a term of up to one year and are fully collateralized.  For each guarantee issued, if the customer defaults on a payment or performance to the third party, we would have to perform under the guarantee.  Outstanding standby letters of credit totaled $5.0 million at December 31, 2016 and $3.3 million at December 31, 2015.  The fair values of these obligations were immaterial at December 31, 2016 and 2015.

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

Merger-related Litigation
Following the announcement of the execution of the Merger Agreement, six lawsuits challenging the proposed Merger were filed in the Supreme Court of the State of New York, County of Nassau. These actions were captioned: (1) Sandra E. Weiss IRA v. Chrin, et al., Index No. 607132/2015 (filed November 4, 2015); (2) Raul v. Palleschi, et al., Index No. 607238/2015 (filed November 6, 2015); (3) Lowinger v. Redman, et al., Index No. 607268/2015 (filed November 9, 2015); (4) Minzer v. Astoria Fin. Corp., et al., Index No. 607358/2015 (filed November 12, 2015); (5) MSS 12-09 Trust v. Palleschi, et al., Index No. 607472/2015 (filed November 13, 2015); and (6) The Firemen’s Retirement System of St. Louis v. Keegan, et al., Index No. 607612/2015 (filed November 23, 2015). On January 15, 2016, the court consolidated the New York lawsuits under the caption In re Astoria Financial Corporation Shareholders Litigation, Index No. 607132/2015. Each of the lawsuits was a putative class action filed on behalf of the stockholders of Astoria and named as defendants Astoria, its directors and NYCB, or collectively, the defendants.

The complaints generally alleged that the directors of Astoria breached their fiduciary duties in connection with their approval of the Merger Agreement because they failed to properly value Astoria and to take steps to maximize value to Astoria’s stockholders, resulting in inadequate merger consideration, and improperly agreed to deal protection devices that allegedly precluded other bidders from making a successful competing offer for Astoria. The complaints further alleged that the directors of Astoria approved the Merger through a flawed and unfair sales process tainted by certain alleged conflicts of interest on the part of the Astoria directors.

Each of the actions sought, among other things, an order enjoining completion of the Merger and an award of costs and attorneys’ fees. Certain of the actions also sought compensatory damages arising from the alleged breaches of fiduciary duty. The defendants believed these actions were without merit. Accordingly, no liability or reserve was recognized in our consolidated statement of financial condition at December 31, 2016 with respect to these matters.

On April 6, 2016, the defendants and lead plaintiffs entered into a memorandum of understanding, or the MOU, which provided for the settlement of the consolidated New York lawsuits. The MOU contemplated, among other things, that Astoria would make certain supplemental disclosures relating to the Merger, which supplemental disclosures were made on April 8, 2016 through a filing with the SEC by Astoria on a Current Report on Form 8-K.

The settlement contemplated by the MOU was subject to the consummation of the Merger and became null and void and of no further effect upon the termination of the Merger Agreement. In light of the termination of the Merger Agreement and the voidance of the MOU, on February 23, 2017, the defendants and the plaintiffs agreed to voluntarily discontinue the consolidated lawsuits without prejudice and without any costs to any party.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(11)    Income Taxes

The following table summarizes income tax expense for the years indicated.

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014
Current:
Federal	$29,882	$30,410	$17,435
State and local	3,592	2,075	4,033
Total current	33,474	32,485	21,468
Deferred:
Federal	1,330	13,573	27,452
State and local	5,924	(16,259)	(22,641)
Total deferred	7,254	(2,686)	4,811
Total income tax expense	$40,728	$29,799	$26,279

The following is a reconciliation of income tax expense computed by applying the federal income tax rate to income before income tax expense to income tax expense included in the consolidated statements of income for the years indicated.

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014
Expected income tax expense at statutory federal rate	$39,290	$41,256	$42,768
State and local taxes, net of federal tax effect	6,038	(9,220)	(12,096)
Tax exempt income (principally on BOLI)	(3,213)	(3,107)	(2,970)
Low income housing tax credit	(916)	(1,036)	(1,676)
Other, net	(471)	1,906	253
Total income tax expense	$40,728	$29,799	$26,279

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at the dates indicated.

	At December 31,
(In Thousands)	2016	2015
Deferred tax assets:
Allowances for losses	$36,084	$41,924
Compensation and benefits (principally pension and other postretirement benefit plans)	40,759	40,072
Mortgage loans (principally deferred loan origination costs)	2,871	2,548
Net unrealized loss on securities available-for-sale	577	194
State and local net operating loss carryforwards	13,467	16,341
Other deductible temporary differences	4,320	4,568
Total gross deferred tax assets	98,078	105,647
Less valuation allowance	—	—
Deferred tax assets, net of valuation allowance	98,078	105,647
Deferred tax liabilities:
Premises and equipment	(3,465)	(3,665)
MSR	(1,534)	(438)
Total gross deferred tax liabilities	(4,999)	(4,103)
Net deferred tax assets (included in other assets)	$93,079	$101,544

We believe that our historical and future results of operations, and tax planning strategies which could be employed, will more likely than not generate sufficient taxable income to enable us to realize our net deferred tax assets.

New York State, or NY State, income tax reform legislation, or the 2014 NY State legislation, was enacted on March 31, 2014 and generally became effective in 2015.  Prior to the effective date of the 2014 NY State legislation, we were subject to taxation in NY State under an alternative taxation method based on assets.  The 2014 NY State legislation, among other things, removed that alternative method and required that we be taxed in a manner that resulted in an increase in our NY State income tax expense beginning in 2015. The impact of the 2014 NY State legislation, including the effects of a 2014 fourth quarter resolution of an income tax matter with NY State, was an increase in our net deferred tax asset in the statement of financial condition with a corresponding reduction in income tax expense of $15.7 million in 2014. As was the case with NY State, for New York City we had been subject to income taxes on an alternative method based on assets through December 31, 2014 which similarly precluded recognition of deferred tax items. As such, we established a full valuation allowance and no deferred tax assets were recognized for New York City purposes at December 31, 2014.

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

At December 31, 2016, we have available a NY State net operating loss carryforward of $171.9 million which expires in 2035. Utilization of this net operating loss carryforward, and the ability to carryover any remaining unused amount to subsequent years, is subject to certain limitations as well as elections that may be made by us. In addition, we have available New York City net operating loss carryforwards of $46.6 million, which expire in various years from 2026 through 2034.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We file income tax returns in the United States federal jurisdiction and in NY State and New York City jurisdictions, as well as various other state jurisdictions in which we do business.  With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2013.

The following is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the years indicated.  The amounts have not been reduced by the federal deferred tax effects of unrecognized state tax benefits.

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014
Unrecognized tax benefits at beginning of year	$1,485	$2,155	$4,009
Additions as a result of a tax position taken during the current period	15	830	675
Reductions relating to settlement with taxing authorities	(88)	(1,500)	(2,529)
Unrecognized tax benefits at end of year	$1,412	$1,485	$2,155

If realized, all of our unrecognized tax benefits at December 31, 2016 would affect our effective income tax rate.  After the related federal tax effects, realization of those benefits would reduce income tax expense by $926,000.

In addition to the above unrecognized tax benefits, we have accrued liabilities for interest and penalties related to uncertain tax positions totaling $462,000 at December 31, 2016, $437,000 at December 31, 2015 and $469,000 at December 31, 2014. We accrued interest and penalties on uncertain tax positions as an element of our income tax expense, net of the related federal tax effects, totaling $71,000 during the year ended December 31, 2016, $194,000 during the year ended December 31, 2015 and $247,000 during the year ended December 31, 2014.  Realization of all of our unrecognized tax benefits would result in a further reduction in income tax expense of $345,000 for the reversal of accrued interest and penalties, net of the related federal tax effects.

Astoria Bank’s retained earnings at December 31, 2016 and 2015 includes base-year bad debt reserves, created for tax purposes prior to 1988, totaling $165.8 million.  A related deferred federal income tax liability of $58.0 million has not been recognized.  Base-year reserves are subject to recapture in the unlikely event that Astoria Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(12)    Earnings Per Common Share

The following table is a reconciliation of basic and diluted EPS for the years indicated.

	For the Year Ended December 31,
(In Thousands, Except Share Data)	2016	2015	2014
Net income	$71,529	$88,075	$95,916
Preferred stock dividends	(8,775)	(8,775)	(8,775)
Net income available to common shareholders	62,754	79,300	87,141
Income allocated to participating securities	(566)	(726)	(973)
Net income allocated to common shareholders	$62,188	$78,574	$86,168

Basic weighted average common shares outstanding	100,388,802	99,612,473	98,384,443
Dilutive effect of stock options and restricted stock units (1) (2)	—	357,365	—
Diluted weighted average common shares outstanding	100,388,802	99,969,838	98,384,443

Basic EPS	$0.62	$0.79	$0.88
Diluted EPS	$0.62	$0.79	$0.88

(1)
Excludes options to purchase 6,247 shares of common stock which were outstanding during the year ended December 31, 2016; options to purchase 14,167 shares of common stock which were outstanding during the year ended December 31, 2015; and options to purchase 962,783 shares of common stock which were outstanding during the year ended December 31, 2014 because their inclusion would be anti-dilutive.

(2)
Excludes 740,093 unvested restricted stock units which were outstanding during the year ended December 31, 2016; 644,319 unvested restricted stock units which were outstanding during the year ended December 31, 2015; and 758,792 unvested restricted stock units outstanding during the year ended December 31, 2014 because their inclusion would be anti-dilutive.

(13)    Other Comprehensive Income/Loss

The following tables set forth the components of accumulated other comprehensive loss, net of related tax effects, at the dates indicated and the changes during the years ended December 31, 2016 and 2015.

(In Thousands)	At December 31, 2015	Other Comprehensive (Loss) Income	At December 31, 2016
Net unrealized gain on securities available-for-sale	$2,827	$(566)	$2,261
Net actuarial loss on pension plans and other postretirement benefits	(58,396)	2,189	(56,207)
Prior service cost on pension plans and other postretirement benefits	(3,048)	113	(2,935)
Accumulated other comprehensive loss	$(58,617)	$1,736	$(56,881)

(In Thousands)	At December 31, 2014	Other Comprehensive (Loss) Income	At December 31, 2015
Net unrealized gain on securities available-for-sale	$4,686	$(1,859)	$2,827
Net actuarial loss on pension plans and other postretirement benefits	(67,476)	9,080	(58,396)
Prior service cost on pension plans and other postretirement benefits	(3,161)	113	(3,048)
Accumulated other comprehensive loss	$(65,951)	$7,334	$(58,617)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the components of other comprehensive income/loss for the years indicated.

(In Thousands)	Before Tax Amount	Tax Benefit (Expense)	After Tax Amount
For the Year Ended December 31, 2016
Net unrealized loss on securities available-for-sale:
Net unrealized holding loss on securities arising during the year	$(864)	$349	$(515)
Reclassification adjustment for gain on sales of securities included in net income	(86)	35	(51)
Net unrealized loss on securities available-for-sale	(950)	384	(566)

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	1,284	(519)	765
Reclassification adjustment for net actuarial loss included in net income	2,390	(966)	1,424
Net actuarial loss adjustment on pension plans and other postretirement benefits	3,674	(1,485)	2,189

Reclassification adjustment for prior service cost on pension plans and other post retirement benefits included in net income	190	(77)	113
Other comprehensive income	$2,914	$(1,178)	$1,736

For the Year Ended December 31, 2015
Net unrealized loss on securities available-for-sale:
Net unrealized holding loss on securities arising during the year	$(3,048)	$1,232	$(1,816)
Reclassification adjustment for gain on sales of securities included in net income	(72)	29	(43)
Net unrealized loss on securities available-for-sale	(3,120)	1,261	(1,859)

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	12,265	(4,956)	7,309
Reclassification adjustment for net actuarial loss included in net income	2,973	(1,202)	1,771
Net actuarial loss adjustment on pension plans and other postretirement benefits	15,238	(6,158)	9,080

Reclassification adjustment for prior service cost on pension plans and other post retirement benefits included in net income	190	(77)	113
Other comprehensive income	$12,308	$(4,974)	$7,334

For the Year Ended December 31, 2014
Net unrealized gain on securities available-for-sale:
Net unrealized holding gain on securities arising during the year	$14,134	$(4,991)	$9,143
Reclassification adjustment for gain on sales of securities included in net income	(141)	50	(91)
Net unrealized gain on securities available-for-sale	13,993	(4,941)	9,052

Net actuarial loss adjustment on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	(60,583)	23,116	(37,467)
Reclassification adjustment for net actuarial loss included in net income	913	(322)	591
Net actuarial loss adjustment on pension plans and other postretirement benefits	(59,670)	22,794	(36,876)

Reclassification adjustment for prior service cost on pension plans and other post retirement benefits included in net income	190	(67)	123
Other comprehensive loss	$(45,487)	$17,786	$(27,701)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to, and the affected line items in, the consolidated statement of income for the years indicated.

(In Thousands)	For the Year Ended December 31,		Income Statement Line Item
	2016	2015
Reclassification adjustment for gain on sales of securities	$86	$72	Gain on sales of securities
Reclassification adjustment for net actuarial loss (1)	(2,390)	(2,973)	Compensation and benefits
Reclassification adjustment for prior service cost (1)	(190)	(190)	Compensation and benefits
Total reclassifications, before tax	(2,494)	(3,091)
Income tax effect	1,008	1,250	Income tax expense
Total reclassifications, net of tax	$(1,486)	$(1,841)	Net income

(1)
These other comprehensive income/loss components are included in the computations of net periodic cost/benefit for our defined benefit pension plans and other postretirement benefit plan.  See Note 14 for additional details.

(14)    Benefit Plans

Pension Plans and Other Postretirement Benefits

The following table sets forth information regarding our defined benefit pension plans and other postretirement benefit plan at and for the periods indicated.

	Pension Benefits		Other Postretirement Benefits
	At or For the Year Ended December 31,		At or For the Year Ended December 31,
(In Thousands)	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$252,351	$270,272	$24,945	$28,545
Service cost	—	—	1,863	2,129
Interest cost	10,042	9,929	994	1,004
Actuarial loss (gain)	1,423	(16,739)	(1,760)	(6,179)
Benefits paid	(11,225)	(11,111)	(599)	(554)
Benefit obligation at end of year	252,591	252,351	25,443	24,945
Change in plan assets:
Fair value of plan assets at beginning of year	180,387	187,074	—	—
Actual return on plan assets	13,179	3,881	—	—
Employer contribution	429	543	599	554
Benefits paid	(11,225)	(11,111)	(599)	(554)
Fair value of plan assets at end of year	182,770	180,387	—	—
Funded status at end of year	$(69,821)	$(71,964)	$(25,443)	$(24,945)

The underfunded pension benefits and other postretirement benefits at December 31, 2016 and 2015 are included in other liabilities in our consolidated statements of financial condition.

We did not make a contribution to the Astoria Bank Pension Plan in 2016 and we do not expect to make a contribution in 2017. No pension plan assets are expected to be returned to us.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the pre-tax components of accumulated other comprehensive loss related to pension plans and other postretirement benefits at the dates indicated.  We expect that $2.5 million in net actuarial loss and $190,000 in prior service cost will be recognized as components of net periodic cost in 2017.

	Pension Benefits		Other Postretirement Benefits
	At December 31,		At December 31,
(In Thousands)	2016	2015	2016	2015
Net actuarial loss (gain)	$96,741	$99,078	$(6,745)	$(5,408)
Prior service cost	4,570	4,760	—	—
Total accumulated other comprehensive loss (income)	$101,311	$103,838	$(6,745)	$(5,408)

The accumulated benefit obligation for all defined benefit pension plans was $252.6 million at December 31, 2016 and $252.4 million at December 31, 2015.  Included in the tables of pension benefits are the Astoria Excess and Supplemental Benefit Plans, Astoria Directors’ Retirement Plan, the Greater New York Savings Bank, or Greater, Directors’ Retirement Plan and the Long Island Bancorp, Inc., or LIB, Directors’ Retirement Plan, which are unfunded plans.  The projected benefit obligation and accumulated benefit obligation for these plans each totaled $14.6 million at December 31, 2016 and $14.4 million at December 31, 2015.

The following table presents the discount rates used to determine the benefit obligations at the dates indicated.

	At December 31,
	2016	2015
Pension Benefit Plans:
Astoria Bank Pension Plan	3.92%	4.09%
Astoria Excess and Supplemental Benefit Plans	3.70	3.86
Astoria Directors’ Retirement Plan	3.51	3.67
Greater Directors’ Retirement Plan	3.20	3.30
LIB Directors’ Retirement Plan	N/A	0.95
Other Postretirement Benefit Plan:
Astoria Bank Retiree Health Care Plan	4.05	4.25

The following table summarizes the components of net periodic (benefit) cost for the years indicated.

	Pension Benefits			Other Postretirement Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
(In Thousands)	2016	2015	2014	2016	2015	2014
Service cost	$—	$—	$—	$1,863	$2,129	$1,241
Interest cost	10,042	9,929	10,450	994	1,004	930
Expected return on plan assets	(12,232)	(14,534)	(14,843)	—	—	—
Recognized net actuarial loss (gain)	2,813	2,973	1,401	(423)	—	(488)
Amortization of prior service cost	190	190	190	—	—	—
Net periodic (benefit) cost	$813	$(1,442)	$(2,802)	$2,434	$3,133	$1,683

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the assumptions used to determine the net periodic (benefit) cost for the years ended December 31, 2016 and 2015.

	Discount Rate		Expected Return on Plan Assets
	2016	2015	2016	2015
Pension Benefit Plans:
Astoria Bank Pension Plan	4.09%	3.77%	7.00%	8.00%
Astoria Excess and Supplemental Benefit Plans	3.86	3.60	N/A	N/A
Astoria Directors’ Retirement Plan	3.67	3.47	N/A	N/A
Greater Directors’ Retirement Plan	3.30	3.12	N/A	N/A
LIB Directors’ Retirement Plan	0.95	0.59	N/A	N/A
Other Postretirement Benefit Plan:
Astoria Bank Retiree Health Care Plan	4.25	3.89	N/A	N/A

To determine the expected return on plan assets, we consider the long-term historical return information on plan assets, the mix of investments that comprise plan assets and the historical returns on indices comparable to the fund classes in which the plan invests.

The following table presents the assumed health care cost trend rates at the dates indicated.

	At December 31,
	2016	2015
Health care cost trend rate assumed for the next year:
Pre-age 65	7.25%	7.50%
Post-age 65	7.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2026	2026

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  The following table presents the effects of a one-percentage point change in assumed health care cost trend rates.

(In Thousands)	One Percentage Point Increase	One Percentage Point Decrease
Effect on total service and interest cost components	$635	$(490)
Effect on the postretirement benefit obligation	4,581	(3,597)
The following table summarizes total benefits expected to be paid under our defined benefit pension plans and other postretirement benefit plan as of December 31, 2016, which reflect expected future service as appropriate.

Year	Pension Benefits	Other Postretirement Benefits
	(In Thousands)
2017	$14,779	$917
2018	13,534	944
2019	13,875	1,015
2020	13,357	1,105
2021	16,929	1,154
2022-2026	68,533	6,990

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

	Carrying Value at December 31, 2016
(In Thousands)	Total	Level 1	Level 2	Level 3
PRIAC Pooled Separate Accounts (1)	$155,925	$155,925	$—	$—
Astoria Financial Corporation common stock	17,695	17,695	—	—
PRIAC Guaranteed Deposit Account	9,146	—	—	9,146
Cash and cash equivalents	4	4	—	—
Total	$182,770	$173,624	$—	$9,146

(1)	Consists of 42% large-cap equity securities, 34% debt securities, 10% international equities, 8% small-cap equity securities and 6% mid-cap equity securities.

	Carrying Value at December 31, 2015
(In Thousands)	Total	Level 1	Level 2	Level 3
PRIAC Pooled Separate Accounts (1) (2)	$155,215	$155,215	$—	$—
Astoria Financial Corporation common stock	14,880	14,880	—	—
PRIAC Guaranteed Deposit Account	10,288	—	—	10,288
Cash and cash equivalents	4	4	—	—
Total	$180,387	$170,099	$—	$10,288

(1)	Consists of 44% large-cap equity securities, 33% debt securities, 11% international equities, 7% small-cap equity securities and 5% mid-cap equity securities.

(2)	Upon the adoption of ASU 2015-10, "Technical Corrections and Improvements", the fair value of the PRIAC Pooled Separate Accounts was changed from Level 2 to Level 1.

The following table sets forth a summary of changes in the estimated fair value of the Astoria Bank Pension Plan’s Level 3 assets for the years indicated.

	For the Year Ended December 31,
(In Thousands)	2016	2015
Fair value at beginning of year	$10,288	$11,858
Total net gain (loss), realized and unrealized, included in change in net assets (1)	309	(1)
Purchases	9,345	9,000
Sales	(10,796)	(10,569)
Fair value at end of year	$9,146	$10,288

(1)
Includes unrealized gain related to assets held at December 31, 2016 of $207,000 for the year ended December 31, 2016 and unrealized gain related to assets held at December 31, 2015 of $210,000 for the year ended December 31, 2015.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents information about significant unobservable inputs related to the Astoria Bank Pension Plan’s investment in Level 3 assets at the dates indicated.

	PRIAC Guaranteed Deposit Account Range at December 31,
	2016			2015
Significant unobservable inputs:
Composite market value factor	0.979	-	1.037	0.996	-	1.137
Gross guaranteed crediting rate (1)	2.50%	-	3.65%	2.85%	-	3.35%
_______________________________

(1)	Gross guaranteed crediting rates must be greater than or equal to contractual minimum crediting rate.

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

PRIAC Pooled Separate Accounts
The fair value of the Astoria Bank Pension Plan’s investments in the PRIAC Pooled Separate Accounts is based on the fair value of the underlying securities included in the pooled separate accounts which consist of equity securities and bonds.  Investments in these accounts are represented by units and a per unit value.  The unit values are calculated by PRIAC and fair value is reported at unit value which is priced daily.  For the underlying equity securities, PRIAC obtains closing market prices for those securities traded on a national exchange.  For bonds, PRIAC obtains prices from a third party pricing service using inputs such as benchmark yields, reported trades, broker/dealer quotes and issuer spreads.  Prices are reviewed by PRIAC and are challenged if PRIAC believes the price is not reflective of fair value.  There are no restrictions as to the redemption of these pooled separate accounts nor does the Astoria Bank Pension Plan have any contractual obligations to further invest in any of the individual pooled separate accounts.  These investments are classified as Level 1.

Astoria Financial Corporation common stock
The fair value of the Astoria Bank Pension Plan’s investment in Astoria Financial Corporation common stock is obtained from a quoted market price in an active market and, as such, this investment is classified as Level 1.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Incentive Savings Plan

Astoria Bank maintains the 401(k) Plan which provides for contributions by both Astoria Bank and its participating employees.  Under the 401(k) Plan, which is a qualified, defined contribution pension plan, participants may contribute up to 30% of their pre-tax base salary, generally not to exceed $18,000 for the calendar year ended December 31, 2016.  For 2014, Astoria Bank made matching contributions equal to 50% of each employee's contributions not in excess of 6% of each employee's compensation, for a maximum contribution of 3% of a participating employee's compensation. Effective January 1, 2015, Astoria Bank makes matching contributions equal to 100% of each employee's contributions up to 3% of each employee's compensation plus 50% of each employee's contributions over 3% but not in excess of 6% of each employee's compensation for a maximum contribution of 4.5% of a participating employee's compensation.  Matching contributions totaled $4.0 million for the year ended December 31, 2016, $3.9 million for the year ended December 31, 2015 and $2.2 million for the year ended December 31, 2014.  Participants vest immediately in their own contributions and after a period of one year of service for Astoria Bank contributions.

(15)    Stock Incentive Plans

On May 21, 2014, our shareholders approved the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2014 Employee Stock Plan, which amended and restated the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Plan, as of that date.  The 2014 Employee Stock Plan authorized 3,250,000 shares of common stock for future grants to officers and employees on and after May 21, 2014.  In addition, immediately prior to the approval of the 2014 Employee Stock Plan, there remained 507,925 shares available for future grants under the 2005 Employee Stock Plan which were carried over to the 2014 Employee Stock Plan and no further grants may be made under the 2005 Employee Stock Plan. Accordingly, under the 2014 Employee Stock Plan, a total of 3,757,925 shares of common stock were reserved for options, restricted stock, restricted stock units and/or stock appreciation right grants, of which 2,811,091 shares remain available for issuance of future grants at December 31, 2016.

Employee grants generally occur annually, upon approval by our Board of Directors, on the third business day after we issue a press release announcing annual financial results for the prior year.  Discretionary grants may be made to eligible employees from time to time upon approval by our Board of Directors.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2014 Employee Stock Plan and the 2005 Employee Stock Plan, all options and restricted common stock granted pursuant to such plans immediately vest.

The following table summarizes employee restricted common stock grant awards by year for grant years with unvested shares outstanding at December 31, 2016 and the remaining vesting schedule.

	2016	2015	2014
Number of shares of restricted common stock:
Granted during the year	663,960	401,520	482,001
Unvested at December 31, 2016	425,160	118,220	28,387
Scheduled to vest during the year ending:
December 31, 2017	212,580	118,220	28,387
December 31, 2018	212,580	—	—

In addition to the restricted common stock grants detailed in the table above, performance-based restricted stock units were granted to select officers under the 2014 Employee Stock Plan during the year ended December 31, 2015 and under the 2005 Employee Stock Plan during the year ended December 31, 2014.  Each restricted stock unit granted represents a right to receive one share of our common stock in the future, subject to meeting certain criteria.  The restricted stock units have specified performance objectives within a specified performance measurement period and no voting or dividend rights prior to vesting and delivery of shares.  Shares will be issued on the vest date at a specified percentage of units granted, ranging from 0% to 125%, based on actual performance of the Company during the performance measurement period, as defined by the grant.  However, in the event of a change in control prior to the end of the performance measurement period, the restricted stock units will vest on the change in control date and shares will be issued at 100% of units granted.  Absent a change in control, if a grantee’s employment terminates prior to the end of the performance measurement period all restricted stock units will be forfeited.  In the event the grantee's employment terminates during the period on or after the end of the performance measurement period through the vest date due to death, disability, retirement or a change in control, the grantee will remain entitled to the shares otherwise earned.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes restricted stock units awarded by year for grant years with unvested units outstanding at December 31, 2016.

	2016	2015	2014
Number of shares of restricted stock units:
Granted during the year	—	409,800	395,900
Unvested at December 31, 2016	—	377,800	327,800
Vest date	N/A	February 1, 2018	February 1, 2017
Performance measurement period:
Fiscal year ended	N/A	December 31, 2017	December 31, 2016

Under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, or the 2007 Director Stock Plan, 240,080 shares of common stock were reserved for restricted stock grants, of which 21,912 shares of restricted common stock were granted in 2016 and 27,721 shares remain available at December 31, 2016 for issuance of future grants.  Annual awards and discretionary grants, as such terms are defined in the plan, are authorized under the 2007 Director Stock Plan.  Annual awards to non-employee directors occur on the third business day after we issue a press release announcing annual financial results for the prior year.  Discretionary grants may be made to eligible directors from time to time as consideration for services rendered or promised to be rendered.  Such grants are made on such terms and conditions as determined by a committee of independent directors.

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

The following table summarizes restricted common stock and performance-based restricted stock unit activity in our stock incentive plans for the year ended December 31, 2016.

	Restricted Common Stock			Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value		Number of Units	Weighted Average Grant Date Fair Value
Unvested at beginning of year	374,817		$12.68	751,500	$12.41
Granted	685,872		15.06	—	—
Vested	(323,010)		(14.04)	—	—
Forfeited	(33,350)		(14.43)	(45,900)	(12.39)
Expired	(65,000)	(1)	(13.23)	—	—
Unvested at end of year	639,329		14.40	705,600	12.41

(1)	Expired on June 30, 2016. Performance-based conditions were not achieved.

The aggregate fair value on the vest date of restricted common stock awards which vested totaled $5.6 million during the year ended December 31, 2016, $11.7 million during the year ended December 31, 2015 and $6.6 million during the year ended December 31, 2014. The weighted average grant date fair value of restricted common stock was $15.06 per share during the year ended December 31, 2016, $13.05 per share during the year ended December 31, 2015 and $12.58 per share during the year ended December 31, 2014.

Options outstanding at December 31, 2016, granted under plans other than the 2014 Employee Stock Plan, 2005 Employee Stock Plan and 2007 Director Stock Plan, have a maximum term of ten years and were granted in tandem with limited stock appreciation rights exercisable only in the event we experience a change in control, as defined by the plans.  Common shares are issued from treasury stock upon the exercise of stock options.  No options were exercised during the years ended December 31, 2016, 2015 and 2014.  We have an adequate number of shares available in treasury stock for future stock option exercises.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes option activity in our stock incentive plans for the year ended December 31, 2016.

	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	12,000	$29.76
Expired	(6,000)	(29.79)
Outstanding and exercisable at end of year	6,000	29.72

At December 31, 2016, options outstanding and exercisable had no intrinsic value and a weighted average remaining contractual term of under 1 month.

Stock-based compensation expense totaled $2.4 million, net of taxes of $1.7 million, for the year ended December 31, 2016, $6.8 million, net of taxes of $4.6 million, for the year ended December 31, 2015 and $5.6 million, net of taxes of $3.1 million, for the year ended December 31, 2014.  At December 31, 2016, pre-tax compensation cost related to all unvested awards of restricted common stock and restricted stock units not yet recognized totaled $8.9 million and will be recognized over a weighted average period of approximately 1.7 years which excludes $6.4 million of pre-tax compensation cost related 516,700 performance-based restricted stock units granted in 2014 and 2015, for which compensation cost will begin to be recognized when the achievement of the performance conditions becomes probable.

(16)    Investments in Affordable Housing Limited Partnerships

As part of our community reinvestment initiatives, we invest in affordable housing limited partnerships that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits and other tax benefits for these investments. Our investment in affordable housing limited partnerships, reflected in other assets in the consolidated statements of financial condition, totaled $15.7 million at December 31, 2016 and $17.2 million at December 31, 2015. Our funding obligation related to such investments, reflected in other liabilities in the consolidated statements of financial condition, totaled $12.0 million at December 31, 2016 and $12.9 million at December 31, 2015. Funding installments are due on an "as needed" basis, currently projected over the next two years, the timing of which cannot be estimated. Expense related to our investments in affordable housing limited partnerships, included in other non-interest expense in the consolidated statements of income, totaled $1.5 million for the year ended December 31, 2016, $1.1 million for the year ended December 31, 2015 and $1.5 million for the year ended December 31, 2014. Affordable housing tax credits and other tax benefits recognized as a component of income tax expense in the consolidated statements of income totaled $1.4 million for the year ended December 31, 2016, $1.4 million for the year ended December 31, 2015 and $2.2 million for the year ended December 31, 2014.

(17)    Regulatory Matters

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Reform Act, in July 2013, the federal bank regulatory agencies, issued final rules, or the Final Capital Rules, that subjected many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements effective January 1, 2015. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III capital standards.  In addition, the Final Capital Rules added a requirement to maintain a minimum conservation buffer, or the Conservation Buffer, composed of Common equity tier 1 capital, of 2.5% of risk-weighted assets, to be phased in over three years and applied to the Common equity tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the Total risk-based capital ratio. Accordingly, banking organizations, on a fully phased in basis no later than January 1, 2019, must maintain a minimum Common equity tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5% and a minimum Total risk-based capital ratio of 10.5%.

The required minimum Conservation Buffer began to be phased in incrementally, starting at 0.625% on January 1, 2016, increased to 1.25% on January 1, 2017, and will increase to 1.875% on January 1, 2018 and 2.5% on January 1, 2019. The Final Capital Rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At December 31, 2016 and 2015, the capital levels of both Astoria Financial Corporation and Astoria Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both Astoria Financial Corporation and Astoria Bank at December 31, 2016 and 2015 also exceeded the minimum capital requirements shown in the table below including, at December 31, 2016, the currently applicable Conservation Buffer of 0.625%. The following table sets forth information regarding the regulatory capital requirements applicable to Astoria Financial Corporation and Astoria Bank.

	At December 31, 2016
	Actual		Minimum Capital Requirements		Minimum Capital Requirements with Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Astoria Financial Corporation:
Tier 1 leverage	$1,572,750	10.85%	$579,829	4.00%	N/A	N/A	$724,786	5.00%
Common equity tier 1 risk-based	1,448,341	17.29	376,857	4.50	$429,199	5.125%	544,350	6.50
Tier 1 risk-based	1,572,750	18.78	502,477	6.00	554,818	6.625	669,969	8.00
Total risk-based	1,659,221	19.81	669,969	8.00	722,310	8.625	837,461	10.00

Astoria Bank:
Tier 1 leverage	$1,742,580	12.09%	$576,660	4.00%	N/A	N/A	$720,825	5.00%
Common equity tier 1 risk-based	1,742,580	20.85	376,129	4.50	$428,369	5.125%	543,297	6.50
Tier 1 risk-based	1,742,580	20.85	501,505	6.00	553,745	6.625	668,673	8.00
Total risk-based	1,829,051	21.88	668,673	8.00	720,913	8.625	835,841	10.00

	At December 31, 2015
	Actual		Minimum Capital Requirements		Minimum Capital Requirements with Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Astoria Financial Corporation:
Tier 1 leverage	$1,521,367	10.21%	$596,022	4.00%	N/A	N/A	$745,027	5.00%
Common equity tier 1 risk-based	1,401,376	16.00	394,092	4.50	N/A	N/A	569,244	6.50
Tier 1 risk-based	1,521,367	17.37	525,456	6.00	N/A	N/A	700,608	8.00
Total risk-based	1,620,612	18.51	700,608	8.00	N/A	N/A	875,760	10.00

Astoria Bank:
Tier 1 leverage	$1,670,312	11.29%	$591,787	4.00%	N/A	N/A	$739,734	5.00%
Common equity tier 1 risk-based	1,670,312	19.12	393,153	4.50	N/A	N/A	567,888	6.50
Tier 1 risk-based	1,670,312	19.12	524,204	6.00	N/A	N/A	698,939	8.00
Total risk-based	1,769,557	20.25	698,939	8.00	N/A	N/A	873,674	10.00

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

	Carrying Value at December 31, 2016
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$240,793	$—	$240,793
Non-GSE issuance REMICs and CMOs	1,443	—	1,443
GSE pass-through certificates	8,930	—	8,930
Obligations of GSEs	28,875	—	28,875
Fannie Mae stock	4	4	—
Total securities available-for-sale	$280,045	$4	$280,041

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Carrying Value at December 31, 2015
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$330,539	$—	$330,539
Non-GSE issuance REMICs and CMOs	3,054	—	3,054
GSE pass-through certificates	11,264	—	11,264
Obligations of GSEs	71,939	—	71,939
Fannie Mae stock	2	2	—
Total securities available-for-sale	$416,798	$2	$416,796

The following is a description of valuation methodologies used for assets measured at estimated fair value on a recurring basis.

Residential mortgage-backed securities
Residential mortgage-backed securities comprised 90% of our securities available-for-sale portfolio at December 31, 2016 and 83% at December 31, 2015.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including options based pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  GSE securities, for which an active market exists for similar securities making observable inputs readily available, comprised 99% of our available-for-sale residential mortgage-backed securities portfolio at December 31, 2016 and 2015.

We review changes in the pricing service fair values from month to month taking into consideration changes in market conditions including changes in mortgage spreads, changes in treasury yields and changes in pricing on 15 and 30 year pass-through mortgage-backed securities.  Significant month over month price changes are analyzed further using discounted cash flow models and third party quotes.  Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

Obligations of GSEs
Obligations of GSEs comprised 10% of our securities available-for-sale portfolio at December 31, 2016 and 17% at December 31, 2015 and consisted of debt securities issued by GSEs.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service gathers information from market sources and integrates relative credit information, observed market movements and sector news into their pricing applications and models.  Spread scales, representing credit risk, are created and are based on the new issue market, secondary trading and dealer quotes.  Option adjusted spread, or OAS, models are incorporated to adjust spreads of issues that have early redemption features.  Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

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

	Carrying Value at December 31,
(In Thousands)	2016	2015
Non-performing loans held-for-sale, net	$143	$1,582
Impaired loans	124,101	134,910
MSR, net	10,130	11,014
REO, net	14,428	16,307
Total	$148,802	$163,813

The following table provides information regarding the gains (losses) recognized on our assets measured at fair value on a non-recurring basis for the years indicated.

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014
Non-performing loans held-for-sale, net (1)	$—	$(445)	$—
Impaired loans (2)	(6,513)	(4,284)	(6,311)
MSR, net (3)	(25)	568	60
REO, net (4)	(845)	(824)	(1,654)
Total	$(7,383)	$(4,985)	$(7,905)

(1)
Losses are charged against the allowance for loan losses in the case of a write-down upon the transfer of a loan to held-for-sale.  Losses subsequent to the transfer of a loan to held-for-sale are charged to other non-interest income.

(2)	Losses are charged against the allowance for loan losses.

(3)	Gains (losses) are credited/charged to mortgage banking income, net.

(4)
Upon the transfer of a loan to REO, losses are charged to the allowance for loan losses and gains are credited to the allowance for loan losses, to the extent of prior period loan charge-offs taken, or credited to fair value gain which is a component of other non-interest income.  Losses subsequent to the transfer of a loan to REO are charged to REO expense which is a component of other non-interest expense.

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Loans-held-for-sale, net (non-performing loans held-for-sale)
Fair values of non-performing loans held-for-sale are estimated through either preliminary bids from potential purchasers of the loans or the estimated fair value of the underlying collateral discounted for factors necessary to solicit acceptable bids, and adjusted as necessary based on management’s experience with sales of similar types of loans and, as such, are classified as Level 3.  At December 31, 2016, we held-for-sale one non-performing multi-family mortgage loan. At December 31, 2015, non-performing loans held-for-sale were comprised of 80% multi-family mortgage loans and 20% residential mortgage loans.

Loans receivable, net (impaired loans)
Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Impaired loans were comprised of 90% residential mortgage loans, 8% multi-family and commercial real estate mortgage loans and 2% home equity lines of credit at December 31, 2016 and 81% residential mortgage loans, 17% multi-family and commercial real estate mortgage loans and 2% home equity lines of credit at December 31, 2015.  Impaired loans for which a fair value adjustment was recognized were comprised of 90% residential mortgage loans, 9% multi-family and commercial real estate mortgage loans and 1% home equity lines of credit at December 31, 2016 and 80% residential mortgage loans, 19% multi-family and commercial real estate mortgage loans and 1% home equity lines of credit at December 31, 2015.  Our impaired loans are generally collateral dependent and, as such, are generally carried at the estimated fair value of the underlying collateral less estimated selling costs.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

MSR, net
MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At December 31, 2016, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.94%, a weighted average constant prepayment rate on mortgages of 10.63% and a weighted average life of 6.0 years.  At December 31, 2015, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.97%, a weighted average constant prepayment rate on mortgages of 10.47% and a weighted average life of 6.1 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

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

REO, net
At December 31, 2016, REO totaled $15.1 million, all of which were residential properties. At December 31, 2015, REO totaled $19.8 million, including residential properties with a carrying value of $17.8 million. REO is initially recorded at estimated fair value less estimated selling costs.  Thereafter, we maintain a valuation allowance representing decreases in the properties' estimated fair value. The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

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

	At December 31, 2016
	Carrying Value	Estimated Fair Value
(In Thousands)		Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,740,132	$2,690,546	$2,690,546	$—
FHLB-NY stock	124,807	124,807	124,807	—
Loans held-for-sale, net (1)	11,584	11,589	—	11,589
Loans receivable, net (1)	10,331,087	10,318,246	—	10,318,246
MSR, net (1)	10,130	10,133	—	10,133
Financial Liabilities:
Deposits	8,877,055	8,887,745	8,887,745	—
Borrowings, net	3,634,752	3,747,657	3,747,657	—

	At December 31, 2015
	Carrying Value	Estimated Fair Value
(In Thousands)		Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,296,799	$2,286,092	$2,286,092	$—
FHLB-NY stock	131,137	131,137	131,137	—
Loans held-for-sale, net (1)	8,960	9,037	—	9,037
Loans receivable, net (1)	11,055,081	11,112,709	—	11,112,709
MSR, net (1)	11,014	11,017	—	11,017
Financial Liabilities:
Deposits	9,106,027	9,123,740	9,123,740	—
Borrowings, net	3,964,222	4,132,940	4,132,940	—
_______________________________

(1)	Includes assets measured at fair value on a non-recurring basis.

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

Astoria Financial Corporation - Condensed Statements of Financial Condition

	At December 31,
(In Thousands)	2016	2015
Assets:
Cash	$42,994	$102,338
Unencumbered securities held-to-maturity (fair value of $39,989)	39,987	—
Other assets	1,500	760
Investment in Astoria Bank	1,883,903	1,812,393
Investment in AF Insurance Agency, Inc.	765	952
Total assets	$1,969,149	$1,916,443
Liabilities and stockholders’ equity:
Other borrowings, net	$249,752	$249,222
Other liabilities	5,324	3,773
Stockholders’ equity	1,714,073	1,663,448
Total liabilities and stockholders’ equity	$1,969,149	$1,916,443

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation - Condensed Statements of Income

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014
Interest income on securities held-to-maturity	$126	$—	$—
Interest expense on borrowings	13,031	13,031	13,031
Net interest expense	12,905	13,031	13,031
Cash dividends from subsidiaries	19,500	64,524	40,620
Non-interest expense:
Compensation and benefits	2,782	2,820	2,925
Other	6,156	4,927	3,262
Total non-interest expense	8,938	7,747	6,187
(Loss) income before income taxes and equity in undistributed earnings of subsidiaries	(2,343)	43,746	21,402
Income tax benefit	8,389	8,056	6,662
Income before equity in undistributed earnings of subsidiaries	6,046	51,802	28,064
Equity in undistributed earnings of subsidiaries	65,483	36,273	67,852
Net income	71,529	88,075	95,916
Preferred stock dividends	8,775	8,775	8,775
Net income available to common shareholders	$62,754	$79,300	$87,141

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation - Condensed Statements of Cash Flows

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$71,529	$88,075	$95,916
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(65,483)	(36,273)	(67,852)
Amortization of deferred costs	404	531	531
Decrease (increase) in other assets, net of other liabilities and amounts due to subsidiaries	810	(1,752)	(484)
Net cash provided by operating activities	7,260	50,581	28,111
Cash flows from investing activities:
Purchases of securities held-to-maturity	(199,861)	—	—
Proceeds from maturities of securities held-to-maturity	160,000	—	—
Net cash used by investing activities	(39,861)	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock	159	6,168	8,121
Common stock repurchases	—	(6,869)	—
Payments relating to treasury shares received for restricted stock award tax payments	(1,913)	—	—
Cash dividends paid to stockholders	(24,989)	(24,856)	(24,643)
Net tax benefit excess from stock-based compensation	—	2,115	192
Net cash used in financing activities	(26,743)	(23,442)	(16,330)
Net (decrease) increase in cash and cash equivalents	(59,344)	27,139	11,781
Cash and cash equivalents at beginning of year	102,338	75,199	63,418
Cash and cash equivalents at end of year	$42,994	$102,338	$75,199

Supplemental disclosure:
Cash paid during the year for interest	$12,500	$12,500	$12,500

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	For the Year Ended December 31, 2016
(In Thousands, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$114,997	$113,728	$114,342	$111,806
Interest expense	31,745	30,642	30,701	30,171
Net interest income	83,252	83,086	83,641	81,635
Provision for loan losses credited to operations	(3,127)	(3,006)	(995)	(2,023)
Net interest income after provision for loan losses	86,379	86,092	84,636	83,658
Non-interest income	11,401	11,916	12,766	14,879
Total income	97,780	98,008	97,402	98,537
General and administrative expense	69,522	70,049	68,708	71,191
Income before income tax expense	28,258	27,959	28,694	27,346
Income tax expense	9,693	9,623	10,003	11,409
Net income	18,565	18,336	18,691	15,937
Preferred stock dividends	2,194	2,194	2,194	2,193
Net income available to common shareholders	$16,371	$16,142	$16,497	$13,744
Basic earnings per common share	$0.16	$0.16	$0.16	$0.14
Diluted earnings per common share	$0.16	$0.16	$0.16	$0.14

	For the Year Ended December 31, 2015
(In Thousands, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$120,325	$119,034	$117,418	$116,639
Interest expense	34,604	33,884	32,684	31,955
Net interest income	85,721	85,150	84,734	84,684
Provision for loan losses credited to operations	(343)	(2,967)	(4,439)	(4,323)
Net interest income after provision for loan losses	86,064	88,117	89,173	89,007
Non-interest income	12,933	15,342	12,852	13,469
Total income	98,997	103,459	102,025	102,476
General and administrative expense	70,112	71,876	72,589	74,506
Income before income tax expense	28,885	31,583	29,436	27,970
Income tax expense (1)	9,578	152	10,530	9,539
Net income	19,307	31,431	18,906	18,431
Preferred stock dividends	2,194	2,194	2,194	2,193
Net income available to common shareholders	$17,113	$29,237	$16,712	$16,238
Basic earnings per common share	$0.17	$0.29	$0.17	$0.16
Diluted earnings per common share	$0.17	$0.29	$0.17	$0.16
_______________________________

(1)	Includes net tax benefit of $11.4 million recognized in the 2015 second quarter related to the impact of income tax legislation enacted in the second quarter of 2015.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

3.1	Certificate of Incorporation of Astoria Financial Corporation, as amended effective as of June 3, 1998 and as further amended on September 6, 2006 and September 20, 2006. (1)

3.2	Bylaws of Astoria Financial Corporation, as amended March 19, 2008. (2)

3.3	Certificate of Designations of 6.50% Non-Cumulative Perpetual Preferred Stock, Series C of Astoria Financial Corporation. (3)

4.1	Astoria Financial Corporation Specimen Stock Certificate. (4)

4.2	Federal Stock Charter of Astoria Bank. (5)

4.3	Bylaws of Astoria Federal Savings and Loan Association n/k/a Astoria Bank, as amended effective January 29, 2014. (6)

4.4	Indenture, dated as of June 19, 2012, between Astoria Financial Corporation and Wilmington Trust, National Association, as Trustee. (7)

4.5	Form of 5.00% Senior Notes due 2017. (7)

4.6
Deposit Agreement, dated as of March 19, 2013, by and among Astoria Financial Corporation, Computershare Shareholder Services, LLC, as depositary, and the holders from time to time of the depositary receipts described therein. (3)

4.7	Form of depositary receipt representing the depositary shares of 6.50% Non-Cumulative Perpetual Preferred Stock, Series C of Astoria Financial Corporation. (3)

4.8	Form of Certificate representing the 6.50% Non-Cumulative Perpetual Preferred Stock, Series C of Astoria Financial Corporation. (3)

4.9	Astoria Financial Corporation Dividend Reinvestment and Stock Purchase Plan. (8)

Exhibits 10.1 through 10.66 are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(b) of this report.

10.1	Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Astoria Financial Corporation Directors’ Retirement Plan, as amended and restated effective February 15, 2012. (9)

10.2	The Long Island Bancorp, Inc., Non-Employee Directors Retirement Benefit Plan, as amended June 24, 1997 and as further Amended December 31, 2008. (10)

10.3	Astoria Financial Corporation Death Benefit Plan for Outside Directors. (4)

10.4	Astoria Financial Corporation Death Benefit Plan for Outside Directors - Amendment No. 1. (10)

10.5	Deferred Compensation Plan for Directors of Astoria Financial Corporation as Amended Effective January 1, 2009. (10)

10.6	1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, as amended December 29, 2005. (11)

10.7	2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (12)

10.8	Amendment No. 1 to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (13)

Exhibit No.	Identification of Exhibit

10.9	Amendment No. 2 to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (14)

10.10	2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (15)

10.11	Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (16)

10.12	Amendment No. 1 to the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (17)

10.13	Amendment No. 2 to the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (18)

10.14
Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (19)

10.15
Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the Astoria Financial Corporation 2007 Non-employee Director Stock Plan. (19)

10.16
Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (5)

10.17
Form of Performance Based Restricted Stock Unit Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (*)

10.18	Astoria Federal Savings and Loan Association n/k/a Astoria Bank Annual Incentive Plan for Select Executives. (20)

10.19	Amendment No. 1 to the Astoria Federal Savings and Loan Association n/k/a Astoria Bank Annual Incentive Plan for Select Executives effective December 31, 2008, dated November 12, 2009. (21)

10.20	Astoria Financial Corporation Executive Officer Annual Incentive Plan, as amended March 19, 2014. (15)

10.21	Astoria Financial Corporation Amended and Restated Employment Agreement with Monte N. Redman, entered into as of October 16, 2014. (22)
10.22	Astoria Financial Corporation Amendment to the Amended and Restated Employment Agreement with Monte N. Redman, entered into on August 8, 2016. (23)

10.23	Astoria Bank Amended and Restated Employment Agreement with Monte N. Redman, entered into as of October 16, 2014. (22)

10.24	Astoria Bank Amendment to the Amended and Restated Employment Agreement with Monte N. Redman, entered into on August 8, 2016. (23)

10.25	Astoria Financial Corporation Amended and Restated Employment Agreement with Alan P. Eggleston, entered into as of October 16, 2014. (22)

10.26	Astoria Financial Corporation Amendment to the Amended and Restated Employment Agreement with Alan P. Eggleston, entered into on August 8, 2016. (23)

Exhibit No.	Identification of Exhibit

10.27	Astoria Bank Amended and Restated Employment Agreement with Alan P. Eggleston, entered into as of October 16, 2014. (22)

10.28	Astoria Bank Amendment to the Amended and Restated Employment Agreement with Alan P. Eggleston, entered into on August 8, 2016. (23)

10.29	Astoria Financial Corporation Amended and Restated Employment Agreement with Frank E. Fusco, entered into as of October 16, 2014. (22)

10.30	Astoria Financial Corporation Amendment to the Amended and Restated Employment Agreement with Frank E. Fusco, entered into on August 8, 2016. (23)

10.31	Astoria Bank Amended and Restated Employment Agreement with Frank E. Fusco, entered into as of October 16, 2014. (22)

10.32	Astoria Bank Amendment to the Amended and Restated Employment Agreement with Frank E. Fusco, entered into on August 8, 2016. (23)

10.33	Letter Agreement, entered into as of September 14, 2014, by and between Astoria Bank and Hugh J. Donlon. (24)

10.34	Astoria Financial Corporation Employment Agreement with Hugh J. Donlon, entered into as of October 14, 2014. (22)

10.35	Astoria Financial Corporation Amendment to the Amended and Restated Employment Agreement with Hugh J. Donlon, entered into on August 8, 2016. (23)

10.36	Astoria Bank Employment Agreement with Hugh J. Donlon, entered into as of October 14, 2014. (22)

10.37	Astoria Bank Amendment to the Amended and Restated Employment Agreement with Hugh J. Donlon, entered into on August 8, 2016. (23)

10.38	Employment Agreement by and between Astoria Financial Corporation and Josie Callari, entered into as of January 1, 2012. (25)

10.39	Astoria Financial Corporation Amendment to the Employment Agreement with Josie Callari, entered into on August 8, 2016. (23)

10.40	Employment Agreement by and between Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Josie Callari, entered into as of January 1, 2012. (25)

10.41	Astoria Bank Amendment to the Employment Agreement with Josie Callari, entered into on August 8, 2016. (23)

10.42	Employment Agreement by and between Astoria Financial Corporation and Robert J. DeStefano, entered into as of January 1, 2012. (26)

10.43	Astoria Financial Corporation Amendment to the Employment Agreement with Robert J. DeStefano, entered into on August 8, 2016. (23)

10.44	Employment Agreement by and between Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Robert J. DeStefano, entered into as of January 1, 2012. (26)

10.45	Astoria Bank Amendment to the Employment Agreement with Robert J. DeStefano, entered into on August 8, 2016. (23)

10.46	Employment Agreement by and between Astoria Financial Corporation and Brian T. Edwards, entered into as of January 1, 2012. (25)

Exhibit No.	Identification of Exhibit

10.47	Astoria Financial Corporation Amendment to the Employment Agreement with Brian T. Edwards, entered into on August 8, 2016. (23)

10.48	Employment Agreement by and between Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Brian T. Edwards, entered into as of January 1, 2012. (25)

10.49	Astoria Bank Amendment to the Employment Agreement with Brian T. Edwards, entered into on August 8, 2016. (23)

10.50
Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and William J. Mannix, Jr. (10)

10.51
Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and William J. Mannix, Jr. dated as of April 21, 2010. (27)

10.52
Change of Control Severance Agreement, entered into as of January 1, 2011, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Peter M. Finn. (28)

10.53
Change of Control Severance Agreement, entered into as of January 1, 2012, by and among Astoria Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Teresa A. Rotondo. (9)

10.54
Change of Control Severance Agreement, entered into as of February 15, 2012, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and John F. Kennedy. (9)

10.55
Change of Control Severance Agreement, entered into as of April 19, 2012, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Kevin Corbett. (9)

10.56
Change of Control Severance Agreement, entered into as of January 1, 2013, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Rise Jacobs. (29)

10.57
Change of Control Severance Agreement, entered into as of January 1, 2013, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Rosina Manzi. (29)

10.58
Change of Control Severance Agreement, entered into as of January 1, 2013, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Nancy Tomich. (29)

10.59
Change of Control Severance Agreement, entered into as of January 7, 2013, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Mayra DiRico. (29)

10.60
Change of Control Severance Agreement, entered into as of September 18, 2013, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Barbara Glasser. (6)

10.61
Change of Control Severance Agreement, entered into as of April 16, 2014, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Javier L. Evans. (30)

10.62	Change of Control Severance Agreement, entered into as of January 1, 2015, by and among Astoria Bank, Astoria Financial Corporation and David J. DeBaun. (5)

Exhibit No.	Identification of Exhibit

10.63	Change of Control Severance Agreement, entered into as of January 1, 2015, by and among Astoria Bank, Astoria Financial Corporation and Michele M. Weber. (5)

10.64	Astoria Federal Savings and Loan Association n/k/a Astoria Bank Excess Benefit Plan, as amended effective April 30, 2012. (9)

10.65	Astoria Federal Savings and Loan Association n/k/a Astoria Bank Supplemental Benefit Plan, as amended effective April 30, 2012. (9)

10.66	Astoria Federal Savings and Loan Association’s n/k/a Astoria Bank Amended and Restated Retirement Medical and Dental Benefit Policy for Senior Officers (Vice Presidents & Above). (10)

12.1	Statement regarding computation of ratios. (*)

21.1	Subsidiaries of Astoria Financial Corporation. (*)

23.1	Consent of Independent Registered Public Accounting Firm. (*)

31.1	Certifications of Chief Executive Officer. (*)

31.2	Certifications of Chief Financial Officer. (*)

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

(7)	Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K, dated June 14, 2012, filed with the Securities Exchange Commission on June 20, 2012 (File Number 001-11967).

(8)	Incorporated by reference to Form 424B5 Prospectus Supplement, filed with the Securities and Exchange Commission on May 29, 2015 (File Number 333-204555).

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

(14)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 11, 2011 (File Number 001-11967).

(15)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 11, 2014 (File Number 001-11967).

(16)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 10, 2007 (File Number 001-11967).

(17)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2010 (File Number 001-11967).

(18)	Incorporated by reference to Astoria Financial Corporation’s Form S-8, filed with the Securities and Exchange Commission on November 30, 2010 (File No. 333-170874).

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

(23)
Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Securities and Exchange Commission on November 9, 2016 (File Number 001-11967).

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