Form 10-K/A
period 2016-12-31
ASTORIA FINANCIAL CORP
filed 2017-04-13
CIK 910322

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

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

The number of shares of the registrant’s Common Stock outstanding as of March 31, 2017 was 101,731,174 shares.

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report of Astoria Financial Corporation on Form 10-K/A, or this Form 10-K/A, amends our Annual Report on Form 10-K for the year ended December 31, 2016, which was originally filed with the Securities and Exchange Commission, or SEC, on February 28, 2017, or the Original Form 10-K. This Form 10-K/A is being filed for the sole purpose of providing information required by Part III of Form 10-K that was not included in the Original Form 10-K. The Part III information may be incorporated by reference from our definitive proxy statement, or if such proxy statement is not filed with the SEC within 120 days after the end of our fiscal year, such information may be included in an amendment to the Form 10-K.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding the members of the board of directors of AFC, referred to as the Board or the Board of Directors.

Name	Age(1)	Positions Held with AFC(2)	Director Since	Term Expires
Ralph F. Palleschi	70	Director and Chairman of the Board	1996	2017
Monte N. Redman	66	Director, President and Chief Executive Officer	2011	2018
Gerard C. Keegan	70	Director and Vice Chairman of the Board (3)	1997	2018
John R. Chrin	53	Director	2009	2019
John J. Corrado	52	Director	2012	2019
Robert Giambrone	62	Director	2015	2017
Brian M. Leeney	67	Director	2009	2019
Patricia M. Nazemetz	67	Director	2013	2018

(1)	As of March 31, 2017.
(2)	All directors of AFC also serve as directors of the Bank.
(3)	Mr. Keegan also served as the Senior Executive Vice President and Chief Operating Officer of AFC and the Bank in 2016 and 2017 until his retirement on March 31, 2017.

The following table sets forth information regarding the non-director executive officers of AFC.

Name	Age(1)	Positions Held With AFC(1)
Hugh J. Donlon	53	Senior Executive Vice President and Chief Lending Officer
Alan P. Eggleston	63	Senior Executive Vice President and Chief Risk Officer
Frank E. Fusco	53	Senior Executive Vice President and Chief Financial Officer
Josie Callari	64	Executive Vice President and Chief Support Services Officer
Robert J. DeStefano	58	Executive Vice President and Chief Information Officer
Brian T. Edwards	56	Executive Vice President

(1)	As of March 31, 2017.

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

Mr. Redman brings to his position over thirty-nine years of experience with the Bank, with over twenty-eight of them as an executive officer, of which for eighteen years he was Chief Financial Officer. As such, he is familiar with all material aspects of the business of AFC and the Bank, their culture and the markets in which they operate. Mr. Redman has been a primary spokesman for AFC with the investing public since AFC’s initial public offering in 1993. He is well versed in the regulatory and other issues facing AFC and its industry.

Mr. Redman, a magna cum laude graduate of New York Institute of Technology with a degree in accounting, has extensive experience managing the Bank through a wide range of interest rate and economic cycles. His executive management experience includes interest rate risk management, strategic and operational planning and the implementation and management of effective operating controls.

Gerard C. Keegan has been a director and Vice Chairman of the Board and the Board of Directors of the Bank since 1997. He was also the Senior Executive Vice President and Chief Operating Officer from January 2012 until his retirement as a senior executive officer on March 31, 2017. He also served as Vice Chairman, Chief Administrative Officer and a director from September 30, 1997, when he joined AFC following the acquisition of The Greater New York Savings Bank, referred to as The Greater, and its merger with and into the Bank. He was responsible for the retail banking, business banking, multi-family/commercial real estate lending, residential mortgage lending and marketing areas of the Bank. Prior to joining AFC, Mr. Keegan served from 1991 to 1997 as Chairman, President and Chief Executive Officer of The Greater. From 1988 to 1991, he served as President and Chief Operating Officer of The Greater. He served as a director of The Greater from 1988 to 1997.

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

John J. Corrado has been a director of AFC and the Bank since September 2012. He serves as Chairman of the Loan Committee of the Board of Directors of the Bank. Since 1995, he has served as President of Suffolk Bus Corp. and Suffolk Transportation Service, Inc., the largest bus company in Suffolk County, New York. As such, he is responsible for the management and supervision of all operations. From 1988 to 1995, he served as Vice President of Suffolk Bus Corp. From 1986 to 1988, he was employed by the public accounting firm of Deloitte Haskins & Sells, the predecessor of Deloitte LLP. From 2000 to 2014, he was a member of the SUNY Stony Brook Council. Mr. Corrado serves on the executive board of United Way of Long Island, and serves on the boards of directors of NYC COP-SHOT, the Suffolk County Parks Foundation and the Make It Count Foundation.

Mr. Corrado is a certified public accountant. He brings extensive business and financial experience in managing, operating and providing strategic planning for a $150 million business in the Long Island market, as well as extensive community leadership experience focused on the needs of the Long Island region.

Robert Giambrone has been a director of AFC and the Bank since July 2015. Mr. Giambrone served as a member of the board of directors, Chief Financial and Administrative Officer and Executive Vice President of Keefe, Bruyette & Woods, Inc., or KBW, an investment bank specializing in the financial services sector, from 2002 until his retirement in 2013. As global head of the financial operational and administrative functions of KBW, Mr. Giambrone managed all of KBW’s key strategic initiatives including the initial public offering of its shares. Mr. Giambrone is a former partner of KPMG LLP, where he served as client service partner for major financial institutions in the New York metropolitan area during his nearly 20-year career. He subsequently served as Executive Director and Chief Administrative Officer of Morgan Stanley Investment Management. Mr. Giambrone is a member of the board of directors of WSP USA Buildings Inc., a leading professional services firm providing environmental engineering and design expertise in environmental and urban planning and transportation projects.

Mr. Giambrone brings extensive business, financial and administrative experience in managing, planning and operating a financial services business. He also has investment banking, securities and asset management experience.

Brian M. Leeney has been a director of AFC and the Bank since August 2009. He serves as Chairman of the Enterprise Risk Management Committee of the Board. From 1968 to 2003, Mr. Leeney served in a variety of capacities for Allied Irish Banks and its subsidiary companies. From 2002 to 2003 and from 1996 to 2001, he served as Executive Vice President and Director of Mergers and Acquisitions and as Executive Vice President and General Manager, respectively, of Allied Irish Banks USA. From 2001 to 2002, he served as Chairman and Chief Executive Officer of CCS, Inc., a philanthropic fund raising consulting firm. From 1994 to 1995, he served as Executive Vice President and Head of the Commercial Real Estate Division of First Maryland Bancorp and President of First Maryland Mortgage Corporation. From 1991 to 1994, he served as Senior Vice President and General Manager of Allied Irish Banks New York and, from 1968 to 1990, he held a variety of positions with Allied Irish Banks in Dublin, Ireland.

Mr. Leeney brings extensive experience in commercial banking, commercial and industrial lending and real estate lending. He has extensive experience in management, strategic planning and operating a large financial institution. He has experience in mergers and acquisitions and in credit, risk management, bank marketing, sales and community outreach efforts.

Patricia M. Nazemetz has been a director of AFC and the Bank since January 2013. She serves as Chair of the Compensation Committee of the Board. Since 2011, she has served as principal of NAZ DEC LLC, a human resources consulting company specializing in executive succession and transition. From 1999 to 2011, she served as Corporate Vice President and Chief Human Resources Officer of Xerox Corporation, overseeing all human resources programs, policies and practices, and providing regular advice and counsel to the CEO and the senior management team. From 1979 to 1999, she worked within the Human Resources Department of Xerox Corporation and was responsible for executive compensation, employee benefits, global pay strategy, workplace diversity and learning and development systems. Ms. Nazemetz served on the board of directors of WMS Industries Inc., a company listed on the New York Stock Exchange, or the NYSE, as well as such board’s compensation committee and nominating and corporate governance committee until its acquisition by Scientific Games Corporation in October 2013. She served on the board of directors of the Catholic Health Services of Long Island, where she chaired the personnel and benefits committee and served as a member of the compensation and audit committees. She is a member of the board of trustees of Fordham University and also serves on the board of directors of the Muscular Dystrophy Association. Since March 2015, she has served as a member of the board of YRC Worldwide Inc., a public company, and served as a member of the board of directors of Energy East Corp., a public company, from 2007 to 2008.

Ms. Nazemetz brings extensive experience to all aspects of human resources management, including executive compensation, succession planning, employee benefits, health care and corporate ethics. Ms. Nazemetz has extensive experience as an independent director on the boards of other mid-sized to large public companies.

Ralph F. Palleschi has served as Chairman of the Board and Chairman of the Board of Directors of the Bank since June 2012, and as a director of AFC and the Bank since 1996. He serves as Chairman of the Nominating and Corporate Governance Committee of the Board. In 1983, he co-founded First Long Island Investors, Inc., an investment advisor registered under the Investment Advisers Act of 1940, as amended, and a broker/dealer registered with the SEC. He continues to serve as a director and is President and Chief Operating Officer of its successor companies, First Long Island Investors, LLC and FLI Investors, LLC. From 1993 to 1997, he served as Chief Operating Officer of the New York Islanders hockey team. From 1977 to 1983, he served as Vice President — Finance and Chief Financial Officer of Entenmann’s Inc., a publicly traded food products company. From 1968 to 1977, he was employed by Peat, Marwick, Mitchell & Co., the predecessor of KPMG LLP. He is Chairman of the board of trustees of the Variety Child Learning Center and a member of the board of directors of the Viscardi Center.

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

Executive Officers Who Are Not Directors

Hugh J. Donlon has served as Senior Executive Vice President and Chief Lending Officer of AFC and the Bank since October 2014. He is responsible for the overall management and growth of the Bank’s loan portfolio and lending activities including residential mortgage lending, multi-family/commercial real estate lending and business banking. Prior to joining the Bank, he served as President of the Eastern Region of KeyBank from 2008 to 2014. At KeyBank, he was responsible for eight district teams and 1,800 employees across New York including the metro New York City area, Vermont, Maine and Florida. His responsibilities included KeyBank’s 340 branch retail franchise, business banking, commercial banking and private banking which provides investment management, trust and advisory services to high net worth individuals. Prior to joining KeyBank, Mr. Donlon spent 23 years at Citibank in a variety of sales and leadership roles of increasing responsibility in retail, business and commercial banking. These included Sales Director of Citibank F.S.B New Jersey, Executive Vice President of the Commercial Markets Group responsible for Manhattan Commercial Banking and Managing Director of U.S. Business Banking for Citibank North America. He serves on the board of directors of the New York Business Development Corporation and is a member of its Executive Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires AFC’s directors and executive officers, among others, to file reports of ownership and changes in ownership of their AFC equity securities with the SEC and to furnish AFC with copies of all such reports. Based solely upon a review of the copies of these reports and amendments thereto received by AFC, AFC believes that all applicable filing requirements were complied with for 2016.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Ms. Nazemetz, as Chair, Mr. Chrin, Mr. Corrado, Mr. Leeney and Mr. Palleschi. All such members of the Compensation Committee served throughout 2016. No individual who served on the Compensation Committee in 2016 is a current or former officer or employee of AFC or the Bank.

There were no transactions or relationships involving members of the Compensation Committee requiring disclosure in this Form 10-K/A. During 2016, none of AFC’s executive officers served as a director or member of the compensation committee (or equivalent body) of another entity where a director or member of AFC’s Compensation Committee served as an executive officer or director.

Compensation Committee Report

(1)	The Compensation Committee has reviewed and discussed the CD&A required by Item 402(b) of SEC Regulation S-K with management; and

(2)	Based on the review and discussion referred to in Paragraph 1 above, the Compensation Committee recommended to the Board of AFC that the CD&A be included in this Form 10-K/A.

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

Forward-looking statements are based on various assumptions and analyses made by us in light of our management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond our control;

•	the impact of the termination of the Agreement and Plan of Merger with New York Community Bancorp, Inc., or NYCB, including any resulting changes in our operations;

•	increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment;

•	changes in deposit flows, loan demand or collateral values;

•	changes in accounting principles, policies or guidelines;

•	changes in general economic conditions, either nationally or locally in some or all areas in which we do business, or conditions in the real estate or securities markets or the banking industry;

•	legislative or regulatory changes, including those that may be implemented by the new administration in Washington, D.C.;

•	supervision and examination by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, referred to as the FRB, and the Consumer Financial Protection Bureau;

•	effects of changes in existing U.S. government or government-sponsored mortgage programs;

•	our ability to successfully implement technological changes;

•	our ability to successfully consummate new business initiatives;

•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future;

•	our ability to implement enhanced risk management policies, procedures and controls commensurate with shifts in our business strategies and regulatory expectations;

•	the actual results of our proposed merger with and into Sterling Bancorp, Inc. could vary materially as a result of a number of factors, including the possibility that various closing conditions for the transaction may not be satisfied or waived, and the merger agreement could be terminated under certain circumstances;

•	the potential impact of the announcement of the proposed merger with and into Sterling Bancorp, Inc. on relationships with third parties, including customers, employees and competitors;

•	business disruption following the proposed merger with and into Sterling Bancorp, Inc.;

•	difficulties and delays in integrating the AFC and Sterling Bancorp, Inc. businesses or fully realizing cost savings and other benefits; and

•	delays in closing the merger with and into Sterling Bancorp, Inc.

We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Introduction

Under rules established by the SEC, AFC is required to provide certain data and information regarding the compensation and benefits provided to AFC’s Chief Executive Officer, Chief Financial Officer and certain other executives of AFC. The disclosure requirements for the Chief Executive Officer and such other executives, referred to as the Named Executives, include the use of tables and the CD&A. The CD&A is intended to review the compensation awarded to, earned by or paid to the Named Executives. This review explains material elements of AFC’s compensation of the Named Executives and describes the objectives of AFC’s compensation programs, what the program is designed to reward, each element of compensation, why AFC chooses to pay each element, how AFC determines the amount, and, where applicable, the formula for each element, and how each element and AFC’s decisions regarding that element fit into AFC’s overall compensation objectives and affect decisions regarding other elements. The Named Executives include the Chief Executive Officer, the Chief Financial Officer and AFC’s three most highly compensated executive officers other than the Chief Executive Officer and the Chief Financial Officer of AFC as of December 31, 2016. For 2016, the Named Executives of AFC are Monte N. Redman, Frank E. Fusco, Gerard C. Keegan, Alan P. Eggleston and Hugh J. Donlon.

Terminated Merger with New York Community Bancorp, Inc.

On October 28, 2015, AFC entered into an Agreement and Plan of Merger, or the NYCB Merger Agreement, with NYCB, which provided for the merger of AFC with and into NYCB, or the NYCB Merger. On November 19, 2016, NYCB announced that, based on discussions with its regulators, it did not expect to receive the regulatory approval required to consummate the NYCB Merger by the end of 2016, noting that failure to complete the NYCB Merger by that date would allow either party to terminate the NYCB Merger Agreement. On December 20, 2016, AFC and NYCB announced that their boards of directors had mutually agreed to terminate the NYCB Merger Agreement effective January 1, 2017.

Under the NYCB Merger Agreement, AFC and NYCB had agreed to covenants with respect to their respective operations during the pendency of the NYCB Merger. With respect to AFC’s compensation and benefits practices, prior to the effective time of the NYCB Merger (or earlier termination of the NYCB Merger Agreement), subject to specified exceptions, AFC could not, and AFC could not permit any of its subsidiaries to, without prior written consent of NYCB (such consent not to be unreasonably withheld), undertake any of the following:

•	grant any stock options, stock appreciation rights, performance shares, restricted stock units, restricted shares, or other equity-based awards or interests, or any right to acquire any shares of its capital stock;

•	except as required under applicable law or the terms of any AFC benefit plan, (i) enter into, adopt, or terminate any AFC benefit plan, (ii) amend any AFC benefit plan, other than amendments in the ordinary course of business consistent with past practice that did not materially increase the cost to AFC of maintaining such plan, (iii) increase the compensation or benefits payable to any current or former employee, officer, or director, except for annual base salary or wage rate increases for employees and officers in the ordinary course of business consistent with past practice that did not exceed, in the aggregate, 4% of the aggregate cost of all employee annual base salaries and wage rates in effect as of October 28, 2015, (iv) pay or award, or commit to pay or award, any bonuses or incentive compensation, (v) enter into any new, or amend any existing, employment, severance, change in control, retention, collective bargaining agreement or similar agreement, or arrangement, (vii) fund any rabbi trust or similar arrangement, or (viii) hire or terminate the employment of any officer or employee having a title that was above First Vice President, other than for cause;

•	terminate, materially amend, or waive any material provision of any material AFC contract, or make any change in any instrument or agreement governing the terms of any of its securities, or material leases or contracts, other than normal renewals of contracts and leases without material adverse changes of terms with respect to AFC, or enter into any contract that would constitute a material AFC contract if it were in effect on the date of the NYCB Merger Agreement; and

•	agree to take, make any commitment to take, or adopt any resolutions of its board of directors or similar governing body in support of, any of these prohibited actions.

Specified exceptions from these covenants relevant to compensation of AFC’s directors and Named Executives allowed AFC and the Bank to (i) continue to provide cash and equity-based compensation for non-employee directors, and annual cash incentives and equity awards for officers, all in the ordinary course of business consistent with past practice (provided that performance measurements for annual equity awards could exclude expenses or costs or non-recurring charges incurred in connection with the transactions contemplated by the NYCB Merger Agreement, and vesting of equity awards would be based on continued service only, and not on attainment of performance goals); (ii) take certain actions in 2015 to mitigate taxes on golden parachute payments; (iii) amend employment agreements of executive officers to provide credit for age and service under the Bank’s retiree welfare policy for the period of severance paid under that agreement; (iv) amend employment agreements to provide the executives with rights to acquire their company-provided automobile at book value, plus any taxes and registration fees on closing of the NYCB Merger or their subsequent termination of employment; and (v) amend the employment agreements with Mr. Edwards and other executive officers with employment agreements with two-year terms, to extend the agreements to their full term on closing of the NYCB Merger.

In connection with entering into the NYCB Merger Agreement, NYCB consented to the annual grant of equity awards by AFC to its employees for 2016 in the ordinary course of business, consistent with past practice, with an aggregate grant date value not to exceed $10 million, provided that all such awards provide for time-based (rather than performance-based) vesting. Accordingly, on February 1, 2016, the Compensation Committee approved equity grants consisting of a total of 663,960 time-based restricted stock awards, referred to as RSAs, to, collectively, officers holding the title of vice president or higher. On February 1, 2016, the Compensation Committee also approved equity grants consisting of a total of 21,912 time-based RSAs to, collectively, AFC’s independent directors.

Actions by AFC and the Bank to amend employment agreements with the Named Executives in accordance with the NYCB Merger Agreement are discussed in “Other Potential Post-Employment Payments” below.

Pending Merger with Sterling Bancorp, Inc.

On March 6, 2017, AFC entered into an Agreement and Plan of Merger, or the Sterling Merger Agreement, with Sterling Bancorp, Inc., a Delaware corporation, or Sterling. The Sterling Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, AFC will merge with and into Sterling, with Sterling as the surviving corporation in the merger, such merger referred to as the Sterling Merger. Immediately following the Sterling Merger, AFC’s wholly owned subsidiary, Astoria Bank, will merge with and into Sterling’s wholly owned subsidiary, Sterling National Bank, such merger referred to as the Bank Merger. Sterling National Bank will be the surviving entity in the Bank Merger. The Sterling Merger Agreement was unanimously approved and adopted by the Board of Directors of each of AFC and Sterling. Completion of the Sterling Merger is subject to receipt of the approvals of the shareholders of each of AFC and Sterling, applicable regulatory approvals and other customary closing conditions.

AFC and Sterling agreed to covenants set forth in the Sterling Merger Agreement with respect to the completion of the Sterling Merger and their respective operations during the pendency of the Sterling Merger that are substantially similar to provisions contained in the NYCB Merger Agreement. With respect to AFC’s compensation and benefits practices, prior to the effective time of the Sterling Merger (or earlier termination of the Sterling Merger Agreement), subject to specified exceptions, AFC may not, and AFC may not permit any of its subsidiaries to, without the prior written consent of Sterling (such consent not to be unreasonably withheld), undertake the following:

•	grant any stock options, stock appreciation rights, performance shares, restricted stock units, restricted shares, or other equity-based awards or interests, or any right to acquire any shares of its capital stock;

•	except as required under applicable law or the terms of any AFC benefit plan, (i) enter into, adopt, or terminate any AFC benefit plan, (ii) amend any AFC benefit plan, other than amendments in the ordinary course of business consistent with past practice, that do not materially increase the cost to AFC of maintaining such plan, (iii) increase the compensation or benefits payable to any current or former employee, officer, or director, except for annual base salary or wage rate increases for employees and officers in the ordinary course of business consistent with past practice, that do not exceed, in the aggregate, 3.5% of the aggregate cost of all employee annual base salaries and wage rates in effect as of March 6, 2017, (iv) pay or award, or commit to pay or award, any bonuses or incentive compensation, (v) enter into any new, or amend any existing, employment, severance, change in control, retention, collective bargaining agreement or similar agreement, or arrangement, (vii) fund any rabbi trust or similar arrangement, or (viii) hire or terminate the employment of any officer or employee having a title that is above First Vice President, other than for cause;

•	terminate, materially amend, or waive any material provision of any material AFC contract, or make any change in any instrument or agreement governing the terms of any of its securities, or material leases or contracts, other than normal renewals of contracts and leases without material adverse changes of terms with respect to AFC, or enter into any contract that would constitute a material AFC contract if it were in effect on the date of the Sterling Merger Agreement; and

•	agree to take, make any commitment to take, or adopt any resolutions of its board of directors or similar governing body in support of, any of these prohibited actions.

In connection with entering into the Sterling Merger Agreement, Sterling consented to the annual grant of equity awards by AFC to its employees for 2017 in the ordinary course of business, consistent with past practice, with an aggregate grant date value not to exceed $10 million, provided that all such awards provide for time-based (rather than performance-based) vesting. Accordingly, on March 22, 2017, the Compensation Committee approved equity grants consisting of a total of 504,252 time-based RSAs to, collectively, officers holding the title of vice president or higher.

The Sterling Merger Agreement also provides that Sterling shall assume and honor all of AFC’s benefit plans, including employment agreements and change of control agreements.

Specified exceptions from these covenants relevant to compensation of AFC’s directors and Named Executives allowed AFC and the Bank to (i) continue to provide cash and equity-based compensation for non-employee directors, and annual cash incentives and equity awards for officers, all in the ordinary course of business consistent with past practice (provided that performance measurements for annual equity awards could exclude expenses or costs or non-recurring charges incurred in connection with the transactions contemplated by the Sterling Merger Agreement, annual incentives for 2017 and 2018 may be paid out at the greater of target and actual attainment, and vesting of equity awards would be based on continued service only, and not on attainment of performance goals); (ii) take certain actions in 2017 to mitigate taxes on golden parachute payments; (iii) provide the executives with rights to acquire their company-provided automobile at the wholesale price, plus any taxes and registration fees on closing of the merger or their subsequent termination of employment; and (iv) provide that the employment agreements with Mr. Edwards and other executive officers with two-year employment terms will extend to their full terms on closing of the Sterling Merger.

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

Given the experience of the executives, their proven track record of performance at AFC and the investment AFC and the Bank have made in these individuals, their retention is important. AFC has taken a number of steps to further this goal, such as entering into employment contracts with each of the Named Executives, providing vesting over time with multi-year performance measurement periods for equity grants and awards and providing change of control packages that provide meaningful incentives for the Named Executives to remain employed by AFC. With the exception of Mr. Keegan, whose employment agreement terminated on August 28, 2016 upon his reaching the age of 70, all other Named Executives have such employment contracts in place. At the Board’s request, Mr. Keegan agreed to remain employed by AFC and the Bank on an “at will” basis with the same functions and on substantially the same financial terms, other than severance benefits, as those of his expired employment agreement through the date of his retirement, as further discussed under “Other Potential Post-Employment Payments.”

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

AFC believes that an effective way to ensure that the Named Executives advance the interests of the shareholders is to ensure that each of the executive officers is a significant shareholder. The Compensation Committee has established share ownership requirements applicable to its executives as a multiple of their base salaries. For example, the Chief Executive Officer is required to hold direct or indirect non-derivative shares of AFC Common Stock having a value, based upon the prior year’s average price per share of AFC Common Stock, equal to five (5) times his annual salary. Each of the other Named Executives is required to hold direct or indirect non-derivative shares of AFC Common Stock having a value, based upon the prior year’s average price per share of AFC Common Stock, equal to three (3) times their respective annual salaries. The policy contains a phase-in period to accommodate promotions or newly hired executives. The Chief Executive Officer and each of the other Named Executives, with the exception of Mr. Donlon, meet such requirements without regard to the phase-in period. Mr. Donlon is still in the phase-in period applicable to newly hired executives. See the section entitled “Security Ownership of Management” for additional information regarding the investment of the Named Executives in AFC Common Stock. Through AFC’s equity-based incentive program, the Named Executives also receive a substantial portion of their compensation in AFC Common Stock. The better AFC Common Stock performs for AFC’s shareholders, the higher the total compensation that is earned by the Named Executives.

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

In 2014, the Board adopted a strategic plan for AFC, referred to as the Strategic Plan, which provides for AFC and the Bank over time to transition into a more fully diversified, full service community bank. In order to achieve that goal, the Strategic Plan set forth several strategic objectives, including but not limited to diversifying earning assets, increasing low cost core deposits, increasing participation in the local multi-family and commercial real estate mortgage lending markets and expanding business banking products and services, focusing on small and middle market businesses with an emphasis on attracting clients from larger competitors. The strategies established recognize the challenges presented by the federal government’s effective nationalization of the residential mortgage market and the need to reposition the liability structure of the Bank’s balance sheet during the current low interest rate environment to position AFC for future improved performance.

AFC was subject to the terms of the NYCB Merger Agreement through all of 2016. Accordingly, AFC was subject to a variety of covenants by which AFC agreed to operate in the ordinary course and not make material changes to its business model. In addition, senior management devoted significant time and effort to preparing for the agreed upon NYCB Merger. During the pendency of the NYCB Merger, AFC was unable to significantly advance its existing strategic initiatives to the extent previously anticipated due in part to the focus of management on the proposed NYCB Merger. In addition, the NYCB Merger Agreement restricted AFC from making certain acquisitions and taking other specified actions without the consent of NYCB, further restricting AFC’s opportunities.

In 2016, while subject to the NYCB Merger Agreement, AFC and the Bank continued to pursue the goals of the Strategic Plan and diversify the balance sheet while remaining focused on growing the core businesses of mortgage portfolio lending and deposit gathering, maintaining strong asset quality and controlling operating expenses. The multi-family/commercial real estate lending line of business continued to become a larger percentage of the loan portfolio, increasing to 46% of the Bank’s total loan portfolio at year end. The Bank’s expansion into business banking has enabled it to increase low cost core deposits, with business deposits growing 4% from year end 2015 to December 31, 2016, which was a contributing factor in the modest expansion of the net interest margin in 2016. At December 31, 2016, total business deposits exceeded one billion dollars.

The efforts of AFC and the Bank to successfully execute the Strategic Plan have been undertaken in the challenging economic environment of slow growth and low interest rates. The regulation and oversight of their business has changed significantly over time. AFC and the Bank are affected by both national and regional economic factors. Although the U.S. economy has shown signs of improvement, the operating environment remained challenging in 2016. Interest rates have remained near historical lows.

After a period of five years during which salaries were increased only on a case-by-case basis, in recognition of promotions or increased responsibilities, the salary levels of our key employees, including Messrs. Redman, Fusco, Keegan and Eggleston, were adjusted in 2013 in order to compensate such individuals for the broad increases in responsibilities assumed in connection with implementing the long-term goals of the Strategic Plan. Appropriate adjustments for these officers were again made in 2014 and for Mr. Fusco in 2015 and 2016. Due to the pendency of the NYCB Merger, the retention of key employees was imperative to help ensure a successful transaction on AFC’s part. Accordingly, the Compensation Committee approved increases in base salary for the Named Executives in 2016. See “Base Salary” for a discussion regarding salary increases relating to 2016.

In addition, the financial performance goals under the Executive Incentive Plan for 2016 were designed to be challenging yet reasonably attainable within the context of the Strategic Plan and the objectives set forth therein and the existence of the pending NYCB Merger. In December 2016, after reviewing AFC’s financial performance compared to the performance goals established for 2016, the Compensation Committee determined to award incentive payments for 2016 under the Executive Incentive Plan. See “Short-Term Non-Equity Incentive Plan Compensation” for a discussion of incentive payments related to 2016 and “Terminated Merger with New York Community Bancorp, Inc.” for a discussion of the timing of these awards.

In structuring its executive compensation program, AFC considers the before and after tax financial impact the elements of the program will have on AFC and the Bank. Section 162(m) of the Internal Revenue Code of 1986, as amended, referred to as the Code, places a limitation of $1,000,000 on the deductibility by AFC of certain elements of compensation earned by each of the Named Executives other than the Chief Financial Officer. AFC has previously submitted incentive compensation and other benefit plans to its shareholders for approval, when required, in order to preserve the potential deductibility of payments made to the Named Executives. AFC believes that the cash payments under its Executive Incentive Plan and performance-based restricted stock units, referred to as RSUs, are not subject to the deduction limitations under Section 162(m) of the Code. However, the Compensation Committee considers a variety of factors in structuring compensation programs and making compensation decisions, and may decide to authorize compensation, all or part of which would be non-deductible for federal tax purposes. In particular, certain non-performance-based equity awards may be subject to these deduction limits, depending on the aggregate amount of other non-performance-based compensation paid to a Named Executive in a particular year.

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

Compensation Committee

The Compensation Committee consists of Ms. Nazemetz, as Chair, Mr. Chrin, Mr. Corrado, Mr. Leeney and Mr. Palleschi. The function of the Compensation Committee is to carry out the duties and responsibilities set forth in the Charter of the Compensation Committee, including but not limited to, (i) discharging the responsibilities of the Board relating to AFC’s compensation and benefit plans and practices, including its executive compensation plans and its incentive compensation and equity-based plans; (ii) preparing an annual Compensation Committee Report as required by the SEC, to be included in AFC’s annual proxy statements or report on Form 10-K; and (iii) otherwise assisting the Board in its oversight responsibilities with respect to the human resources, compensation and benefits activities of AFC and its subsidiaries. The Compensation Committee administers the Executive Incentive Plan, establishes target incentives and goals, and reviews performance relative to such goals pursuant to the Executive Incentive Plan. The Compensation Committee also administers the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of AFC, referred to as the 2014 Stock Incentive Plan, which amended and restated the 2005 Re-Designated, Amended and Restated Stock Incentive Plan for Officers and Employees of AFC, referred to as the 2005 Stock Incentive Plan, including the granting of various forms of equity compensation pursuant to the 2005 Stock Incentive Plan and the 2014 Stock Incentive Plan. The Committee also administers the 1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, referred to as the 1999 Directors Option Plan, and the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan, referred to as the 2007 Director Stock Plan. The Compensation Committee meets as needed and met seven (7) times during 2016.

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

During 2016, Mr. Redman, Mr. Eggleston, Mr. Fusco, Mr. Keegan, Mr. Donlon and Ms. Callari attended meetings of the Compensation Committee and assisted the Compensation Committee in the performance of its responsibilities relative to director and executive compensation. The significant matters discussed with the Compensation Committee by management were the following:

(i)	AFC’s projected performance for 2016;

(ii)	executive officer share ownership requirements;

(iii)	director equity grants;

(iv)	officer equity grant criteria and corporate incentive plan criteria for 2016;

(v)	review of executive compensation as compared to peer groups;

(vi)	discussion regarding certain results of say-on-pay vote;

(vii)	the Compensation Committee Report and CD&A contained in AFC’s Form 10K-A filed with the SEC on April 11, 2016 and the Compensation Committee Report and CD&A contained in AFC’s Proxy Statement for the Annual Meeting of Shareholders held December 21, 2016;

(viii)	equity grant awards made to directors and officers in February 2016 and the methodology used to calculate such awards;

(ix)	retention of a consulting firm to evaluate and make recommendations regarding executive compensation and related matters;

(x)	review and approval of 2016 corporate incentive plan results;

(xi)	review and approval of amendments to the Astoria Bank Amended & Restated Severance Compensation Plan and the Astoria Bank Severance Pay Plan;

(xii)	review of preliminary recommendations regarding 2017 incentive plans;

(xiii)	review of proposed 2017 officer compensation;

(xiv)	review and approval of amendments to the executive officer employment agreements including amendments thereto in connection with the NYCB Merger; and

(xv)	discussions regarding the establishment of a bonus retention pool.

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

In October 2014, the Compensation Committee retained the services of Pearl Meyer & Partners, LLC, referred to as Pearl Meyer, who had also been retained by the management of AFC and the Bank, to provide annual incentive performance metrics used by peers in connection with the compensation of executive officers and to conduct a market assessment of the non-employee director compensation program. The Compensation Committee considered whether any conflict would result from Pearl Meyer’s retention by management and concluded that none existed. The only instruction beyond the scope of these engagements was to direct that a preliminary draft of their report would, in each case, be simultaneously delivered to both the Chairman of the Compensation Committee and to management. This process was established to ensure that the consultants were free from any interference from management in presenting their conclusions to the Compensation Committee’s representative and so that management would be provided with an opportunity to review the report so that any errors or inaccuracies could be corrected by the consultants before a final report was presented to the Compensation Committee. Pearl Meyer concluded that the incentive metrics utilized by the Bank have been historically similar to those used by the Bank’s peers, however they further noted that during 2014 several higher growth banks, similar in size to the Bank, commenced utilizing growth related metrics, including but not limited to return on equity, return on assets and growth relative to peers. Pearl Meyer provided three basic designs relating to changes they recommended the Bank make to its incentive metrics and/or targets. The Compensation Committee determined that further research was necessary prior to implementing any changes. With respect to the non-employee director compensation program, noting the split between equity and cash AFC provides to each non-employee director, Pearl Meyer concluded that the structure of the non-employee director compensation program is generally consistent with AFC’s peer group and that, overall, the compensation of non-employee directors is consistent with market practice. No changes to the non-employee director compensation program were made since the compensation was determined to be competitive to the Bank’s peers. See the discussion under “Director Compensation” for additional information regarding director compensation. The peer group utilized for these studies consisted of 13 companies with median assets and revenues of $18.5 billion and $734 million, respectively, including BankUnited, Inc., First Niagara Financial Group, Inc., Fulton Financial Corporation, Investors Bancorp Inc., NYCB, National Penn Bancshares Inc., People’s United Financial Inc., Signature Bank, TCF Financial Corporation, Valley National Bancorp., Webster Financial Corporation and UMB Financial Corp. For further information regarding the role of the executive officers in determining or recommending the amount and form of executive officer and director compensation and the role and identity of compensation consultants utilized and the nature of the assignments undertaken, see “Compensation Committee Interlocks and Insider Participation” and “Director Compensation.”

In March 2015, the Compensation Committee again retained the services of Pearl Meyer to assist the Compensation Committee in its ongoing effort to link management compensation to the goals of the Bank, keeping in mind the Bank was still in a strategic transition to a more fully diversified, full service community bank. Pearl Meyer reviewed the Bank’s short-term and long-term incentive plans. They also reviewed “best practices” in connection with the design of both short-term and long-term incentive compensation plans. These “best practices” included, but were not limited to: (i) aligning payouts with performance; (ii) maintaining an appropriate balance between fixed and variable compensation as well as company and individual performance; (iii) driving top business priorities without encouraging excessive risk taking; (iv) ensuring long-term incentives reward long-term behaviors; and (v) maintaining appropriate risk mitigation measures. Pearl Meyer suggested certain possible performance metrics and suggested that whatever performance measures were selected should align with the Strategic Plan. Pearl Meyer concluded that, on an overall basis, aggregate short-term target compensation levels, including base salary and short-term incentive compensation, as well as long-term incentive compensation, were generally competitive with the market while actual short-term compensation and long-term incentive compensation lagged the market. Both short-term and long-term target annual incentive opportunities tended to exceed market levels, while actual short-term and long-term incentive payout tended to lag the market as target performance goals were not reached. Pearl Meyer also pointed out that the Compensation Committee should consider the fundamental issue of whether the executives should be compensated based on completion of the strategic transition, based solely on peer comparisons of performance or a balance of the two. The peer group utilized for these studies consisted of 15 companies with median assets of $18.8 billion, including Associated Banc-Corp, EverBank Financial Corp., F.N.B. Corporation, Fulton Financial Corporation, Investors Bancorp Inc., MB Financial Inc., National Penn Bancshares Inc., PrivateBancorp, Inc., Prosperity Bancshares Inc., Signature Bank, TCF Financial Corporation, UMB Financial Corporation, Valley National Bancorp, Webster Financial Corp. and Wintrust Financial Corporation. Pearl Meyer also reviewed with the Compensation Committee the results of the say-on-pay vote at the 2015 Annual Meeting. For more information on this review, see “Consideration of Prior Say-on-Pay Votes.”

In November 2016, the Compensation Committee retained the services of Pearl Meyer to assist the Compensation Committee in determining certain pay actions should the NYCB Merger Agreement not receive regulatory approval prior to the end of 2016. Pearl Meyer outlined preliminary recommendations regarding whether the Bank should extend a merit increase to employees in 2017; annual incentive payouts for 2016 performance; and any other actions to ensure the retention of critical employees.

Oversight and Risk Management

In 2011, the Board established a dedicated Enterprise Risk Management Committee. The Enterprise Risk Management Committee consists entirely of independent directors, with Mr. Leeney serving as Chairman. In December 2011, the Board established a dedicated Chief Risk Officer position and appointed Mr. Eggleston, a senior executive officer, to fill this role. In addition to overseeing the enterprise risk management function, the Chief Risk Officer oversees AFC’s other significant risk control areas, including the Compliance, Credit, Asset Review, Regulatory Affairs and Legal Departments.

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

Consideration of Prior Say-on-Pay Votes

Beginning in May 2011, AFC annually has submitted to a vote of its shareholders the approval, on a non-binding basis, of the compensation of the named executive officers identified in the proxy materials for such meeting. Accordingly, the approval, on a non-binding basis, of the compensation of the named executive officers identified in the 2016 proxy materials, was submitted to a vote of AFC’s shareholders at the Annual Meeting held in December 2016. Of the total votes cast on this proposal at the 2016 Annual Meeting, 53.5% voted to approve, on a non-binding basis, the compensation of the named executive officers identified in the proxy materials for such meeting. In May 2015, the approval, on a non-binding basis, of the compensation of the named executive officers identified in the 2015 proxy materials, was submitted to a vote of AFC’s shareholders. Of the total votes cast on this proposal at the 2015 Annual Meeting, 40.3% voted to approve, on a non-binding basis, the compensation of the named executive officers identified in the proxy materials for such meeting.

Following the 2015 Annual Meeting, the Compensation Committee retained Pearl Meyer to assist it in developing a shareholder outreach program and a strategy to address the Code Section 280G tax gross-up provisions of the Named Executives’ employment agreements. In August 2015, Pearl Meyer presented reports to the Compensation Committee detailing a competitive review of the executive officers’ compensation and estimates of the Code Section 280G impact of the executive officers’ employment agreements in the event of a change of control. These reports also detailed the potential impact of replacing the tax gross-up provisions of the Named Executives’ employment agreements with provisions that provide that gross benefits under such employment agreements for the Named Executives would be reduced to avoid an excess parachute payment under Section 280G of the Code if doing so would result in a greater after-tax benefit to the Named Executive. The reports explained that this change, if agreed to by each Named Executive, would result in substantial savings that could inure to AFC. The reports also described the impact this change might have on the Named Executives. It was recognized that in the short-term any such revisions would require the consent of the affected Named Executives.

In September 2015, the Compensation Committee’s ongoing evaluation of these matters was curtailed as the Board was evaluating AFC’s strategic alternatives and ultimately decided to enter into the NYCB Merger Agreement. As a result of AFC’s entering into the NYCB Merger Agreement and in consideration of the provisions of the NYCB Merger Agreement and related materials with respect to compensation and benefits matters of AFC, the Compensation Committee decided to not engage in a shareholder outreach program in connection with its decision-making process related to 2016 compensation. Instead, the Compensation Committee focused on issues of retention and incentives for the successful completion of the NYCB Merger. The Compensation Committee also recognized that any potential adjustments to the employment agreements of the executive officers in response to the 2015 say-on-pay vote would be difficult if not impossible to effect in light of the execution of the NYCB Merger Agreement and the benefits to which the executive officers would become entitled in connection with the closing of the NYCB Merger.

Since the NYCB Merger Agreement provisions with respect to compensation and benefits matters of AFC no longer applied following the termination of the NYCB Merger Agreement, the Compensation Committee determined to renew its evaluation of the Pearl Meyer reports and the 2015 and 2016 say-on-pay votes and consider conducting a shareholder outreach program to help inform the Compensation Committee with respect to 2017 compensation decisions, including its evaluation of the existing employment agreements. However, given the short period of time between the termination of the NYCB Merger Agreement and the negotiation and execution of the Sterling Merger Agreement, the Compensation Committee has curtailed its evaluation since potential adjustments of the employment agreements of executive officers would again be difficult, if not impossible, in light of the benefits to which the executive officers would become entitled in connection with the closing of the Sterling Merger.

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

In determining whether the level of base salary and short-term non-equity incentive plan compensation, or total cash compensation, is competitive, the Compensation Committee reviews information from a variety of sources, including peer data and national and regional compensation surveys. These sources, taken together, are utilized ultimately to confirm that the level and structure of executive compensation, and that of other officers, are fair, competitive and reasonable. For example, the Compensation Committee receives information and, from time to time, recommendations from management. In addition, from time to time, when the Compensation Committee deems necessary, the Compensation Committee retains the services of compensation consultants who report directly to the Compensation Committee. Although management necessarily assists the Compensation Committee and its consultants during this process, controls are implemented to ensure that the consultants’ opinions and recommendations are reported directly to the Compensation Committee, independent of management.

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

On an organization-wide basis, a base salary increase target of 3% was established for 2016 based in part upon survey data indicating projected base salary increases of between 2.9% and 3.2% nationally. Among the surveys utilized by management in making its recommendations to the Compensation Committee were WorldAtWork 2015/2016 Salary Budget Survey, All Industries, Finance and Insurance, New York Metropolitan Area and Mercer 2015/2016 U.S. Compensation Planning Survey, All Industries and National and Northeast Financial Services.

Due to the pendency of the NYCB Merger, the retention of key employees was imperative to help assure a successful transaction on AFC’s part. Accordingly, the Compensation Committee approved increases in base salary for the Named Executives in 2016 and in recognizing the need to keep the total cash compensation of the Named Executives competitive in the industry, approved an additional salary adjustment for Mr. Fusco. The Compensation Committee also determined that it was appropriate to award incentive bonuses for 2016. See “Short-Term Non-Equity Incentive Plan Compensation” below.

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

The compensation peer group used in 2015 was selected after an extensive review of our prior peer group and exploration of new peer possibilities which were better aligned with our size and business. The companies were chosen on the basis of one or more of the following factors:

•	As compared to AFC, they were within a reasonable range for revenue size and equity market capitalization;

•	They had executive positions comparable to those at AFC, which required a similar set of management skills and experience;

•	They were representative of institutions used by proxy advisory firms as our peers; and/or

•	They compete with us for business and executive talent.

The following table shows the 2015 peer group:

2015 Peer Group
Associated Banc-Corp
EverBank Financial Corp.
F.N.B. Corporation
Fulton Financial Corporation
Investors Bancorp Inc.
MB Financial Inc.
National Penn Bancshares Inc.
PrivateBancorp, Inc.
Prosperity Bancshares Inc.
Signature Bank
TCF Financial Corporation
UMB Financial Corporation
Valley National Bancorp
Webster Financial Corp.
Wintrust Financial Corporation

No change in the peer group or specific analysis of the peer comparison of compensation was made in 2016 because the Bank’s ability to change compensation was constrained in many respects as a result of the NYCB Merger Agreement.

The Executive Incentive Plan for 2016 provided for a target incentive opportunity equal to eighty percent (80%) of base salary for the President and Chief Executive Officer and sixty-five percent (65%) of base salary for the senior executive officers, including Messrs. Donlon, Eggleston, Fusco and Keegan.

The performance measurements used for the Executive Incentive Plan for 2016 were AFC’s return on average assets, referred to as ROA, and AFC’s return on average tangible common equity, referred to as ROATCE. Based upon the Strategic Plan, a series of achievement levels were established in advance for ROA and ROATCE, with each level assigned a percentage award ranging from 0% to 200% of the target incentive opportunity. Increasing performance within this range would result in a ten-to-twenty percentage point incremental increase in the award for each achievement level met or exceeded to 100% and a twenty-five percentage point incremental increase thereafter up to 200%. ROA accounted for 40% of each executive’s incentive opportunity, and was required to equal or exceed 0.24% for a 20% award, 0.34% for a 40% award, 0.47% for a 50% award, 0.54% for a 60% award, 0.59% for a 70% award, 0.64% for an 80% award, 0.74% for a 100% award and 1.14% for a 200% award. ROATCE accounted for 60% of each executive’s incentive opportunity, and was required to equal or exceed 3.07% for a 20% award, 4.07% for a 40% award, 5.07% for a 50% award, 6.07% for a 60% award, 6.57% for a 70% award, 7.07% for an 80% award, 8.07% for a 100% award and 12.07% for a 200% award.

The Compensation Committee believes that these performance measurements are over time, on an institution-wide basis, within the sufficient control of management and should be captured in the total returns provided to shareholders of AFC Common Stock.

At the time the ranges were established in January 2016, the Compensation Committee, consistent with past practice, also authorized certain financial statement categories for potential adjustments to AFC’s ROA and ROATCE, as reported in accordance with U.S. generally accepted accounting principles, referred to as GAAP, in determining the ultimate performance under the Executive Incentive Plan. In such cases, typically, business plan assumptions are substituted for items that reflect changes in GAAP or are unknown, highly unpredictable or uncontrollable by management at the time the business plan for the coming year is developed or approved. The nature of the adjustments authorized for 2016 was generally consistent with adjustments authorized pursuant to the Executive Incentive Plan in previous years.

The specific adjustments made to AFC’s GAAP net earnings and average tangible common equity for 2016 to arrive at adjusted ROA and adjusted ROATCE for purposes of determining the performance under the Executive Incentive Plan were as follows:

(i)	General and administrative expenses were increased by $3.1 million to reflect business plan assumptions which were substituted for GAAP expenses related to stock-based compensation expense;

(ii)	General and administrative expenses were decreased by $2.7 million to eliminate expenses that were associated with, or arose in connection with the transactions contemplated by the NYCB Merger Agreement;

(iii)	The income tax provision was adjusted by the following:

a.	the provision for income taxes was decreased by $147,000 related to the general and administrative expense adjustments noted above; and

b.	the provision for income taxes was increased to eliminate the income tax benefit of $495,000 related to the impact of a change in GAAP; and

(iv)	Average tangible common equity was decreased by the following:

a.	$131,000 to reflect the adjustments to net earnings available to common stockholders as set forth above; and

b.	$2.5 million to eliminate any gain, other than that which existed at December 31, 2015, with respect to accumulated other comprehensive net income.

As a result, and after factoring in the impact of the incentive payment amounts themselves, for fiscal year 2016, the Compensation Committee, pursuant to the terms of the Executive Incentive Plan, certified that AFC’s financial performance goals resulted in overall 44% of target incentive payments based upon an adjusted ROA of 0.47% and an adjusted ROATCE of 4.51%.

Under the terms of the NYCB Merger Agreement, AFC was permitted to determine and pay annual bonuses in respect of the 2016 fiscal year at 100% of target. The goals were met at a level of 44% of target. Pearl Meyer and Mr. Redman recommended paying the annual incentive bonus at 100% of target in order to reflect the additional workload and responsibilities that a number of participants had assumed in light of other employee departures and to foster good employee morale in light of the pending NYCB Merger and future retention. AFC determined that all participants, with the exception of Mr. Redman, should receive an additional incentive payout so that the total incentive payouts received by each participant equaled 100%. The Compensation Committee determined that, in light of Mr. Redman’s overall compensation, the incentive payment would not have the same indicative impact to him as it would to the other senior executive officers and determined to pay his incentive compensation at the 44% of target level rather than awarding the 100% target award. AFC also accelerated the determination and payment of the 2016 annual bonuses so that such amounts were paid in December 2016. The Board took this action to seek to eliminate or reduce (i) the excise tax the executive officers may have incurred on payments they are entitled to receive in connection with the NYCB Merger and that are considered excess parachute payments under section 280G of the Code and (ii) the corresponding “gross-up” payments NYCB might otherwise have incurred to the executive officers under the employment agreements the executive officers entered into with AFC and the Bank.

Equity-Based Compensation

The equity-based compensation portion of AFC’s and the Bank’s 2016 compensation program consists of awards of RSAs and RSUs pursuant to the 2014 Stock Incentive Plan. As of March 31, 2017, there were 2,310,749 shares of AFC Common Stock available for future awards pursuant to the 2014 Stock Incentive Plan. The purpose of the 2014 Stock Incentive Plan is to promote the growth and profitability of AFC, to provide certain key officers and employees of AFC and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence and to provide such individuals with an equity interest in AFC.

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

Since 2008, it has been the practice of AFC generally to award restricted stock to senior officers of the Bank and AFC annually following the release of AFC’s prior fiscal year results in late January. These awards historically have been made to officers having the title of Vice President or higher. This totaled 115 officers as of the grant date of February 1, 2016, 114 of which received grants. The Compensation Committee believes that this group of individuals has the greatest ability to impact the overall performance and therefore the stock price of AFC.

In February 2016, in accordance with the terms of the NYCB Merger Agreement, the Compensation Committee approved equity grants for 2016 that only included RSAs (and no performance-based RSUs), including a total of 663,960 RSAs that were granted to officers holding the title of Vice President or higher, of which a total of 300,840 RSAs were granted to the eight executive officers, and of which a total of 231,330 RSAs were granted to the Named Executives. The aggregate value of these awards, based on the closing price of AFC Common Stock on the NYSE as of the date of grant totaled $4,530,650 for RSAs, with respect to grants made to the eight executive officers and $3,483,830 for RSAs, with respect to grants made to the Named Executives. In all cases, the value ascribed to awards of RSAs has been the closing price of AFC Common Stock on the NYSE on the date of the grant or award. The Compensation Committee determined that, in light of the NYCB Merger Agreement, it would be difficult to establish meaningful performance metrics for RSUs at that time.

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

In accordance with the terms of the NYCB Merger Agreement and in consultation with NYCB, AFC accelerated the vesting of certain equity awards that would otherwise have vested later so that such awards vested in December 2015. At meetings held in December 2015, the Compensation Committee, in anticipation of the pending NYCB Merger, approved the accelerated vesting of portions of RSAs and RSUs of the AFC Common Stock held by executive officers of the AFC, including portions of awards held by the Named Executives.

The affected awards were granted in 2013, 2014 and 2015 under the 2005 Stock Incentive Plan and the 2014 Stock Incentive Plan, and were subject to vesting based on the continued service of the recipient until a specified date and, in some cases, the achievement of an established performance objective. Under the original terms of these awards, given continued service and attainment of performance objectives, all portions of the awards that were accelerated would have vested either during 2016 pursuant to the original vesting schedule or immediately before the closing of the NYCB Merger (except for the 9,580 shares granted to Mr. Keegan, that vested on December 14, 2015, the original vesting date of which was December 31, 2015). The Compensation Committee reviewed and confirmed the satisfaction of the performance objectives applicable to the awards being accelerated. The total number of shares for which the vesting date was accelerated for Named Executives was 278,837.

The Compensation Committee accelerated the vesting of the awards to seek to eliminate or reduce (i) the excise tax the executive officers may have incurred on payments they are entitled to receive in connection with the NYCB Merger and that are considered excess parachute payments under section 280G of the Code and (ii) the corresponding “gross-up” payments NYCB might otherwise have incurred to the executive officers under the employment agreements the executive officers entered into with AFC and the Bank.

See “Security Ownership of Management,” the Summary Compensation Table and the 2016 Outstanding Equity Awards at Fiscal Year End Table for further information regarding certain restricted stock outstanding with respect to the Named Executives.

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

Retirement benefits are provided through the Astoria Bank 401(k) Plan, referred to as the 401(k) Plan, the Astoria Bank Employees’ Pension Plan, the Bank Excess Benefit Plan, referred to as the Excess Plan, and the Bank Supplemental Benefit Plan, referred to as the Supplemental Plan. The Employee Pension Plan, the Excess Plan and the Supplemental Plan are referred to collectively as the DB Plans. Certain post-retirement benefits are also provided through the Bank’s Amended and Restated Retirement Medical, Dental and Vision Benefit Plan for Senior Officers (Corporate Vice Presidents & Above).

In 1986, the Bank implemented the Incentive Savings Plan which is now called the Astoria Bank 401(k) Plan, a defined contribution 401(k) plan. At the time it was implemented, the 401(k) Plan operated as a profit sharing plan pursuant to which employees received from the Bank matching contributions, based upon their level of voluntary participation in the plan. The 401(k) Plan gave employees an incentive to save, helped provide for their retirement, provided certain tax benefits to participants, helped focus employees on the profitability of the Bank and allowed employees to rollover vested balances if they left the Bank’s employ prior to retirement age. The 401(k) Plan continues to be maintained and employees can continue to make voluntary contributions into the 401(k) Plan. From 1993 through 2012, the Bank and AFC made no contributions to the 401(k) Plan. In January 2013, the Bank resumed making matching contributions equal to 50% of an employee’s contribution up to 6% of the employee’s compensation, for a maximum contribution of 3% of the participating employee's compensation, in anticipation of the elimination of benefits under the Astoria Federal Savings and Loan Association Employee Stock Ownership Plan which was frozen as of December 31, 2013 and merged with and into the 401(k) Plan effective April 1, 2014. In January 2015, the Bank enhanced the contributions to the 401(k) Plan. Currently, the Bank makes matching contributions equal to 100% of each employee's contributions up to 3% of the employee's compensation plus 50% of each employee's contributions over 3% but not in excess of 6% of the employee's compensation for a maximum contribution of 4.5% of the participating employee's compensation.

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

In 1991, the Bank instituted the Supplemental Plan, also a non-qualified defined benefit plan, to maintain the then current benefit formula for a group of officers impacted by a reduction in the benefits formula under the qualified plan and, indirectly, the Excess Plan due to changes mandated under the Code. Mr. Redman is the only Named Executive who is currently a participant in the Supplemental Plan. See the discussion under “Additional DB Plan Information” regarding the benefit formulas applicable to the DB Plans and the effect of the freezing of the DB Plans as of April 30, 2012.

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

The Bank maintained an Amended and Restated Retirement Medical and Dental Benefit Policy for Senior Officers through the end of 2016, and in February 2017, the Bank amended and restated this policy as the Amended and Restated Retirement Medical, Dental and Vision Benefit Plan for Senior Officers, together referred to as the Post-retirement Medical Plan. The Post-retirement Medical Plan provides executive and other senior officers and their spouses, if any, with medical, dental and vision coverage following such officers’ retirement from the Bank at age 55 or older with at least ten years of service. Based upon the officer’s age at retirement, the Bank pays between fifty percent (50%) and one hundred percent (100%) of the premiums for such coverage. AFC views this benefit as another vehicle to encourage the retention of its senior officers. For more information on the impact of the February 2017 amendment and restatement of the (Corporate Vice President and Above), see “Other Potential Post-Employment Payments” below.

Perquisites

The executive officers are provided with certain perquisites detailed below. These perquisites are modest in cost and scope. See the section entitled “Transactions with Certain Related Persons” for a discussion of the Bank’s Employee & Director Mortgage Loan Policy.

Other Banking Services

The Bank provides to its employees, officers and directors routine retail banking services, including primarily checking, savings and certificate of deposit accounts. The Bank from time to time waives, for such individuals, certain de minimis fees associated with such accounts. As these amounts are waived on a non-discriminatory basis to the Bank’s employees generally, under SEC regulations, they are not included in the Summary Compensation Table for the Named Executives or the 2016 Director Compensation Table for the directors and are not considered to be related-party transactions.

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

Primarily due to the pending NYCB Merger, the corporate aircraft was not used during 2016.

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

Summary Compensation Table

						Change in
						Pension
					Non-	Value and
					Equity	Nonqualified	All
					Incentive	Deferred	Other
Name				Stock	Plan	Compensation	Compen-
and		Salary	Bonus	Awards	Compensation	Earnings	sation	Total
Principal Position(1)	Year	($)(3)	($)(4)	($)(5)	($)(6)	($)(7)	($)(8)	($)

Monte N. Redman	2016	990,000	0	990,346	348,480	0	41,235	2,370,061
President and Chief	2015	960,000	0	1,324,283	384,000	0	49,946	2,718,229
Executive Officer	2014	960,000	0	1,319,077	460,800	1,227,292	45,741	4,012,910

Frank E. Fusco	2016	615,000	223,860	768,964	175,890	94,748	41,691	1,920,153
Senior Executive Vice	2015	565,000	0	667,806	183,265	0	45,225	1,461,296
President and Chief Financial Officer	2014	535,000	0	630,623	208,650	425,399	41,038	1,840,710

Gerard C. Keegan	2016	645,000	234,780	806,463	184,470	0	36,701	1,907,414
Vice Chairman, Senior	2015	625,000	0	369,832	203,125	0	37,236	1,235,193
Executive Vice President and Chief Operating Officer	2014	625,000	0	736,965	243,750	421,976	37,160	2,064,851

Alan P. Eggleston	2016	550,000	200,200	687,640	157,300	82,496	40,526	1,718,162
Senior Executive Vice	2015	535,000	0	632,074	173,875	0	42,227	1,383,176
President and Chief Risk Officer	2014	535,000	0	630,623	208,650	364,968	38,939	1,778,180

Hugh J. Donlon	2016	460,000	167,440	230,418	131,560	0	31,475	1,020,893
Senior Executive Vice	2015	450,000	675,000	421,383	0	0	40,016	1,586,399
President and Chief Lending Officer (2)	2014	95,192	325,000	1,050,035	0	0	3,925	1,474,152

(1)	All titles were held throughout 2016.

(2)	Mr. Donlon has served as Senior Executive Vice President and Chief Lending Officer since October 14, 2014. The amount reflected in the Salary column for 2014 represents Mr. Donlon’s salary earned from October 14, 2014, his hire date, through December 31, 2014.

(3)	Each of the Named Executives elected to contribute a portion of his salary into the 401(k) Plan. Each of the Named Executives also elected to contribute a portion of his salary into a medical flexible spending account. Participation in these plans is not discriminatory in favor of the Named Executives. Such employee contributions are included in the figures reported as salary.

(4)	This column reflects the bonuses paid to Mr. Donlon under the terms of his offer letter, including sign-on bonuses of $325,000 in 2014 and $350,000 in 2015, along with a guaranteed minimum bonus of $325,000 for 2015. As described under “Short-Term Non-Equity Incentive Plan Compensation,” AFC paid out bonuses for 2016 to Messrs. Fusco, Keegan, Eggleston and Donlon at 100% of the target opportunity, although the applicable goals were met at a level of 44% of target. Pursuant to SEC guidance regarding presentation of compensation in this summary table, the amount of each such incentive payment that is based on the 44% attainment level appears in the Non-Equity Incentive Plan Compensation column, while the remainder appears under this Bonus column.

(5)	This column represents the aggregate grant date fair value of RSAs awarded to the Named Executives in 2016 and RSAs and RSUs awarded to the Named Executives in 2014 and 2015 pursuant to the 2005 Stock Incentive Plan and the 2014 Stock Incentive Plan, which plans were previously approved by the shareholders of AFC. The figures in this column for 2015 include fair values for the 2015 RSUs reflecting the probable outcome of performance conditions, as determined as of the grant date pursuant to FASB ASC Topic 718. The maximum amounts payable for RSUs that will vest in the event that AFC performs at the maximum payout percentages (125% of the target award) for the year ending December 31, 2017, would be $815,280 for Mr. Redman, $410,800 for Mr. Fusco, $227,520 for Mr. Keegan, $388,680 for Mr. Eggleston and $259,120 for Mr. Donlon. If these maximum amounts were included in the table above for 2015, the resulting aggregates reported would be $2,881,285 for Mr. Redman, $1,543,456 for Mr. Fusco, $1,280,697 for Mr. Keegan $1,460,912 for Mr. Eggleston and $1,638,223 for Mr. Donlon. Mr. Donlon was hired on October 14, 2014 and did not participate in the 2005 Stock Incentive Plan for 2014 but received a one-time grant of 85,161 RSAs pursuant to the 2014 Stock Incentive Plan as part of his new hire package. The fair value of the RSAs is calculated using the closing price of AFC Common Stock as quoted on the NYSE on the date of the award. The fair value of the RSUs is calculated using the closing price of AFC Common Stock as quoted on the NYSE on the date of the award, reduced by the present value of the expected dividend stream during the vesting period of such awards using a risk-free interest rate. For additional information, see Note 15 of the Notes to AFC’s 2016 Consolidated Financial Statements, or the 2016 Consolidated Financial Statements. For additional information regarding RSAs and RSUs held by the Named Executives, see the 2016 Outstanding Equity Awards At Fiscal Year-End Table.

(6)	This column represents the incentive bonus award payments made to the Named Executive for 2014, 2015 and 2016 pursuant to the Executive Incentive Plan, which plan was previously approved by the shareholders of AFC. For additional information, see the 2016 Grants of Plan-Based Awards Table. Mr. Donlon was hired on October 14, 2014 and was not eligible for an incentive bonus award for 2014. While Mr. Donlon did participate in the Executive Incentive Plan in 2015, his plan based incentive was less than his guaranteed 2015 bonus of $325,000.00, provided as part of his new hire package.

(7)	This column represents the sum of the actuarial change in pension value in 2014, 2015 and 2016 for Mr. Redman, Mr. Fusco, Mr. Keegan and Mr. Eggleston according to their respective participation in the DB Plans. Mr. Donlon was hired on October 14, 2014 and does not participate in any of the DB Plans. For information regarding the assumptions used in determining the present value of such benefits, as well as additional information regarding the Named Executives’ participation in such plans, see “Additional DB Plan Information” and the 2016 Pension Benefits Table. Pursuant to SEC regulations, Messrs. Redman and Keegan’s change in pension value for 2016 is disclosed as $0.00 because the changes in the actuarial value of their benefits from December 31, 2015 to December 31, 2016 were negative $66,273 and $52,166, respectively. Pursuant to SEC regulations, Messrs. Redman, Fusco, Keegan and Eggleston’s change in pension value for 2015 is disclosed as $0.00 because the changes in the actuarial value of their benefits from December 31, 2014 to December 31, 2015 were negative $375,643, $107,570, $374,570 and $52,186, respectively.

(8)	This column represents compensation amounts reportable with respect to the Named Executives for 2014, 2015 and 2016 pursuant to SEC regulations and not properly reportable in any other column of the Summary Compensation Table. AFC has not paid any tax gross-up amounts with respect to any compensation or benefits reflected in the Summary Compensation Table or otherwise. AFC does not allow Named Executives or other officers and employees to acquire AFC Common Stock at a discount. While the Bank provides group life insurance coverage with respect to the Named Executives, such benefit is provided on a non-discriminatory basis to all full time employees of the Bank and, therefore, has been excluded pursuant to SEC regulations, as have other group medical and health coverages. The following table sets forth additional detail regarding All Other Compensation amounts for the year ended December 31, 2016:

All Other Compensation Table

	Dividends
	Received
	On	Perquisites
	Restricted	and Other	Employer
	Stock	Personal	Contributions
	Awards	Benefits	To 401(k)	Total
Name	($)(a)	($)(b)	Plan ($)(c)	($)

Monte N. Redman	13,264	16,046	11,925	41,235

Frank E. Fusco	9,554	20,212	11,925	41,691

Gerard C. Keegan	8,568	16,208	11,925	36,701

Alan P. Eggleston	8,616	19,985	11,925	40,526

Hugh J. Donlon	7,864	11,686	11,925	31,475

(a)	This column represents dividends paid during 2016 to each of the Named Executives by AFC with respect to the AFC Common Stock previously awarded to the Named Executives as unvested RSAs pursuant to the 2005 Stock Incentive Plan and the 2014 Stock Incentive Plan. Such dividends are, for federal and state tax purposes, treated as wages and as such are subject to tax withholding. The amount reflected is the gross amount paid before tax withholding.
(b)	This column represents perquisites and other personal benefits incurred by AFC and the Bank with respect to the Named Executives for the 2016 fiscal year. For each of the Named Executives, such benefits consisted of the value of an automobile provided to each by the Bank and utilized for non-business purposes. Automobiles are provided to the Named Executives by the Bank, which the Named Executives may use for business purposes, commuting and for personal use. The amount included as a perquisite was determined based upon the total cost incurred by the Bank for the automobile including annual depreciation, as well as insurance, registration and inspection fees and maintenance costs, less the cost the Bank would have reimbursed the executive for business mileage had the executive used their personal automobile, adjusted positively or negatively for the gain or loss realized on any owned automobile traded in during the year, based upon the estimated salvage value established at the time the automobile was acquired. This amount represents the incremental cost of such automobiles to AFC and does not represent the amount of income attributable to the Named Executive for tax purposes as a result of the non-business use of such automobile. For a description of the policies of AFC with respect to providing automobiles to its executive officers, see “Perquisites.” In the case of Mr. Keegan, this column also includes the amount reimbursed to him for a health examination.
(c)	This column represents the net amount of employer contributions allocated to the Named Executives as a result of their participation in the 401(k) Plan.

Mr. Redman’s salary and incentive award payment for 2016 represent approximately 56% of his total compensation. Mr. Fusco’s salary, bonus and incentive award payment for 2016 represent approximately 53% of his total compensation. Mr. Keegan’s salary, bonus and incentive award payment for 2016 represent approximately 56% of his total compensation. Mr. Eggleston’s salary, bonus and incentive award payment for 2016 represent approximately 53% of his total compensation. Mr. Donlon’s salary, bonus and incentive award payment for 2016 represent approximately 74% of his total compensation.

The following table sets forth information regarding cash incentive award opportunities and equity grants pursuant to the Executive Incentive Plan and the 2014 Stock Incentive Plan, respectively, provided to the Named Executives during 2016. Pursuant to the terms of the Executive Incentive Plan, the Compensation Committee annually establishes an annual cash incentive opportunity for the executive officers of AFC. For a discussion of the goals and targets applicable for 2016, see “Short-Term Non-Equity Incentive Plan Compensation.” Equity grants are made at the discretion of the Compensation Committee. For a discussion of the 2014 Stock Incentive Plan, see “Equity-Based Compensation.”

2016 Grants of Plan-Based Awards Table

					All Other Stock Awards:	Grant
					Numbers of Shares	Date Fair Value of
		Estimated Future Payouts			of Stock	Stock
		Under Non-Equity Incentive			or Units	Awards
Name	Grant Date (1)	Plan Awards (2)			(#)(3)	($)(4)
		Threshold	Target	Maximum
		($)	($)	($)

Monte N. Redman		158,400	792,000	1,584,000
	2/1/2016				65,760	990,346

Frank E. Fusco		79,950	399,750	799,500
	2/1/2016				51,060	768,964

Gerard C. Keegan		83,850	419,250	838,500
	2/1/2016				53,550	806,463

Alan P. Eggleston		71,500	357,500	715,000
	2/1/2016				45,660	687,640

Hugh J. Donlon		59,800	299,000	598,000
	2/1/2016				15,300	230,418

(1)	All grants of Non-Equity Incentive Plan Awards to the Named Executives were made pursuant to the Executive Incentive Plan. For additional information regarding the Executive Incentive Plan, see “Short-Term Non-Equity Incentive Plan Compensation.” Grants to the Named Executives of equity-based awards during 2016 were made pursuant to the 2014 Stock Incentive Plan. For additional information regarding the 2014 Stock Incentive Plan, see “Equity-Based Compensation.”
(2)	The amounts reflected under the Estimated Future Payouts under Non-Equity Incentive Plan Awards columns reflect the incentive bonus program for the Named Executives for fiscal year 2016. The Threshold column reflects the minimum bonus which could be earned by the Named Executive earning any bonus. Performance of AFC below the specified level would result in no bonus. The Target column represents the amounts that would be earned had AFC performed at the one hundred percent (100%) payout percentage as specified under the goals established in connection with the Executive Incentive Plan for 2016. The maximum payout percentage was two hundred percent (200%) for 2016. In December 2016, the Compensation Committee of AFC determined that AFC’s performance in 2016 exceeded the threshold requirements, and therefore the Compensation Committee determined to award incentive payments under the Non-Equity Incentive Plan for 2016. See Summary Compensation Table for the amount of the incentive payment earned by each of the Named Executives during 2016 and “Short-Term Non-Equity Incentive Plan Compensation” for the performance targets for these awards.
(3)	The amounts reflected under this column reflect the RSA awards granted under the 2014 Stock Incentive Plan for the Named Executives granted during fiscal year 2016. These awards were granted subject to the recipients’ continued service through December 14 of 2016, 2017 and 2018.
(4)	The amount reflected under the Grant Date Fair Value of Stock Awards column, computed in accordance with FASB ASC Topic 718, excluding the impact of estimated forfeitures related to service-based vesting conditions, reflects the total number of RSAs. The amount reflects the grant date fair value of the award, which on a per share basis is equal to the closing price per share of AFC Common Stock as quoted on the NYSE on the date of the grant, which was $15.06 per share. The Named Executives paid no consideration for these awards other than for services rendered in performing their duties and responsibilities as executive officers.

The following table provides information on the current holdings of both RSAs and RSUs by the Named Executives as of December 31, 2016. This table includes unvested RSAs and RSUs. Each equity grant or award outstanding at fiscal year-end is shown separately for each Named Executive. There were no unvested options outstanding as of December 31, 2016. The vesting schedule for each grant or award is shown following this table, based on the RSA or RSU award date. The market value of the RSAs is based on the closing price per share of AFC Common Stock as quoted on the NYSE on the last trading day of December 2016, or $18.65. The fair value of the RSUs is based on the closing price per share of AFC Common Stock as quoted on the NYSE on the last trading day of December 2016 which was $18.65 and reduced by the present value of the expected dividend stream during the vesting period using a risk-free interest rate which results in a market value of $18.65 per unit for RSUs awarded in 2014 and $18.49 per unit for RSUs awarded in 2015. For additional information about the RSAs and RSUs, see “Equity-Based Compensation.”

2016 Outstanding Equity Awards At Fiscal Year-End Table

		Stock Awards
Name	RSA/RSU Award Date (1)(2)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Monte N. Redman	2/3/2014			53,300	994,045
	4/27/2015	17,140	319,661
	4/27/2015			51,600	954,084
	2/1/2016	43,840	817,616

Frank E. Fusco	2/3/2014			25,500	475,575
	4/27/2015	8,650	161,323
	4/27/2015			26,000	480,740
	2/1/2016	34,040	634,846

Gerard C. Keegan	2/3/2014			29,800	555,770
	4/27/2015			14,400	266,256
	2/1/2016	35,700	665,805

Alan P. Eggleston	2/3/2014			25,500	475,575
	4/27/2015	8,190	152,744
	4/27/2015			24,600	454,854
	2/1/2016	30,440	567,706

Hugh J. Donlon	10/15/2014	28,387	529,418
	4/27/2015	5,460	101,829
	4/27/2015			16,400	303,236
	2/1/2016	10,200	190,230

(1)	The following table details the vesting date for all outstanding RSAs held by the Named Executives as of December 31, 2016, based upon the award date of such RSAs.

RSA Vesting Schedule

Award Date	Initial Vesting Date(a)
10/15/2014	10/1/2015
4/27/2015	12/14/2015
2/1/2016	12/14/2016

(a)

Shares awarded to the Named Executives vest one-third per year of the awarded shares commencing on the vesting date set forth above and on the anniversary thereafter as to those shares awarded on October 15, 2014, April 27, 2015 and February 1, 2016, respectively. In addition to the dates indicated, all RSAs would vest early upon death or disability. All RSAs indicated would also vest in the event of a change of control of either AFC or the Bank.

(2)	The numbers and values of unearned unvested shares represent amounts distributable upon attainment of target performance goals for these awards. The following table details the vesting date for all outstanding RSUs held by the Named Executives as of December 31, 2016, based upon the award date of such RSU:

RSU Vesting Schedule

Award Date	Vesting Date(a)
2/3/2014	2/1/2017
4/27/2015	2/1/2018

(a)	All RSUs awarded to the Named Executives vest on the date indicated provided the performance goals that are set for the measurement period are attained. With respect to the RSUs awarded on February 3, 2014, in the event of a recipient’s termination of employment due to death, disability or retirement on or after December 31, 2016, service conditions for these RSUs shall be considered met, subject to satisfaction of performance conditions. All performance conditions would be considered achieved at the target level in the event a change of control of either AFC or the Bank occurs during the performance period, and any service conditions will be deemed met on service through the date of the change of control. Absent a change of control, if a recipient ceases to perform services in any capacity, whether as an employee, officer, non-employee director or consultant, prior to December 31, 2016, these RSUs will be forfeited. With respect to the RSUs awarded on April 27, 2015, in the event of a recipient’s termination of employment due to death, disability or retirement on or after December 31, 2017, service conditions for these RSUs shall be considered met, subject to satisfaction of performance conditions. All performance conditions would be considered achieved at the target level in the event a change of control of either AFC or the Bank occurs during the performance period, and any service conditions will be deemed met on service through the date of the change of control. Absent a change of control, if a recipient ceases to perform services in any capacity, whether as an employee, officer, non-employee director or consultant, prior to December 31, 2017, these RSUs will be forfeited.

The following table provides information, for the Named Executives, regarding the number of shares acquired upon vesting during 2016, and the value realized before their payment of any applicable withholding tax and broker commissions.

2016 Stock Vested

	Stock Awards
Name	Number of Shares Acquired On Vesting (#)	Value Realized On Vesting ($)(1)
Monte N. Redman	21,920	383,819
Frank E. Fusco	17,020	298,020
Gerard C. Keegan	17,850	312,554
Alan P. Eggleston	15,220	266,502
Hugh J. Donlon	5,100	89,301

(1)	Value realized is calculated by multiplying the number of shares of AFC Common Stock that vested by the closing price per share of AFC Common Stock as quoted on the NYSE on the date of vesting.

Additional DB Plan Information

The following details the components of AFC’s pension benefits for the Named Executives.

Employee Pension Plan

The Employee Pension Plan is a funded and tax qualified retirement program that covers approximately 3,463 eligible employees and retirees of the Bank and its predecessors as of December 31, 2016. As applicable to the Named Executives, the plan provided benefits based on a formula that takes into account a portion of the executive’s earnings for each fiscal year, subject to applicable IRS limitations. Since 1992, the formula provides for a normal benefit accrual for each year of service (up to a maximum of 30 years) equal to 1.00% of the executive’s average base salary over the 5 years immediately preceding retirement up to “covered compensation” and 1.6% of such average base salary in excess of “covered compensation.” “Covered compensation” varies based upon a participant’s normal retirement date based upon changes in the average of the Social Security taxable wage bases. Effective April 30, 2012, a participant’s normal annual benefit will be the greater of his or her benefit under the formula above, or his or her benefit under such formula using his or her annual rate of base salary as of April 30, 2012 in lieu of the average base salary. Effective April 30, 2012, the plan was frozen such that no additional service credit is provided for service beyond April 30, 2012. See the Pension Benefits Table for the accrued benefit of each of the Named Executives under the Employee Pension Plan as of December 31, 2016.

The accumulated benefit an employee earned over his or her career with the company is payable starting after retirement on a monthly basis for life with a guaranteed minimum term of ten years. The normal retirement age as defined in the Employee Pension Plan is 65. Of the Named Executives, only Mr. Redman and Mr. Keegan are currently eligible for normal retirement. Employees may receive a reduced benefit under the Employee Pension Plan upon early retirement at or after age 55 with at least ten years of service. Of the Named Executives, only Mr. Eggleston is currently eligible for early retirement. The benefit reduction is based upon a table of simplified option factors used to convert the benefit at normal retirement age to the reduced amount. On average, the reduction equates to approximately an 8.2% discount per year for each year retirement is accelerated prior to normal retirement age. Similarly, retirees with at least ten years of service may receive an enhanced benefit if they defer the receipt of their benefit beyond their 65th birthday. For those individuals retiring after April 30, 2012, the enhanced benefit will be limited to those increases required by law. In addition, the Employee Pension Plan provides for spousal joint and survivor annuity options.

Benefits under the Employee Pension Plan are subject to the limitations on annual benefits imposed under Section 415 of the Code. The Section 415 limit for 2016 is $210,000 per year for a single life annuity payable at an IRS-prescribed retirement age. This ceiling may be actuarially adjusted in accordance with IRS rules for items such as employee contributions, other forms of distribution and different annuity starting dates.

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

The amounts reported in the Pension Benefits Table below equal the present value of the accumulated benefit at December 31, 2016 for the Named Executives under each of the DB Plans. The accumulated benefit calculation is based upon certain assumptions which are discussed in Note 14 of the Notes to the 2016 Consolidated Financial Statements. The calculation assumes service and base salary earned through April 30, 2012, when the plans were frozen. The present value assumes the executive will begin to receive retirement benefits at age 65 (or immediately, if the executive is already over 65 years of age). Age 65 is the earliest age executives can receive benefits without a reduction in benefits. The interest rate assumption used to calculate the present value varies by plan, based upon the age of the participants and the resulting projected benefit payouts of the plan in the aggregate. For the Employee Pension Plan, the interest rate assumption is 3.92%, while for both the Excess Plan and the Supplemental Plan the interest rate assumption is 3.70%. The post-retirement mortality assumption is based on RP-2014 Total Dataset (adjusted to 2006) with MP-2016 generational improvement for assumed distributions after 2017.  The Applicable Mortality Table prescribed under Code Section 417(e) for 2017 distributions was used for payments assumed to commence in 2017.

The following table sets forth information on the pension benefits for the Named Executives under each of the aforementioned pension plans:

2016 Pension Benefits Table

Name	Plan Name	Number of Years Credited Service(2)	Present Value of Accumulated Benefit ($)

Monte N. Redman	Employee Pension Plan	34 years 11 months	1,466,889
	Excess Plan	34 years 11 months	4,307,071
	Supplemental Plan	34 years 11 months	747,179

Frank E. Fusco	Employee Pension Plan	22 years 6 months	714,962
	Excess Plan	22 years 6 months	902,760

Gerard C. Keegan	Employee Pension Plan	41 years 1 month	1,342,393
	Excess Plan	41 years 1 month	1,929,241

Alan P. Eggleston	Employee Pension Plan	18 years 5 months	852,430
	Excess Plan	18 years 5 months	1,021,980

Hugh J. Donlon(1)			0

(1)	Mr. Donlon does not have a vested benefit in any of the DB Plans.
(2)	The number of years of credited service for benefit accrual purposes is capped at 30 years. Since the DB Plans were frozen as of April 30, 2012, none of the Named Executives received any additional service credit subsequent thereto. For the Supplemental Plan, if a participant takes early retirement, his benefit is reduced by a fraction the numerator of which is his actual years of credited service (without reference to any cap) and the denominator is his projected years of credited service at normal retirement age. Under such plan, the only augmentation that occurs for service beyond normal retirement age is the result of any potential base salary increases which the executive may have received prior to April 30, 2012.

As noted above, the Supplemental Plan only provides a benefit if it exceeds the benefit that is payable pursuant to the terms of the Employee Pension Plan and the Excess Plan.

Other Potential Post-Employment Payments

Employment Agreements

As noted in the CD&A, AFC and the Bank have entered into employment agreements with each of the Named Executives. These agreements generally provide for a three-year term.

The agreements with AFC automatically extend daily so as to maintain their original term, unless written notice of non-renewal is given by the Board or the executive. The Bank’s employment agreements each run from the first day of January. On or about January 1st each year, the board of directors of the Bank may extend the employment agreements with the Bank for an additional year such that the remaining terms shall be three (3) years. Recently the Bank determined to phase out these separate Bank employment agreements in favor of a single employment agreement with each executive at the holding company level. Accordingly, the Bank’s Board of Directors determined not to extend these employment agreements in connection with the January 1, 2017 anniversary date. As a result, the terms of these agreements are set to expire on January 1, 2019. Extensions of the employment agreements are capped so that the term of each agreement will not extend beyond the 70th birthday of the Named Executive. Mr. Keegan attained age 70 on August 28, 2016 and thus his employment agreements with AFC and the Bank terminated on that date. The following discussion applies to those employment agreements currently in effect.

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

In situations where a Named Executive would have been entitled to severance benefits, the severance benefits to which the Named Executive would have been entitled include:

(i)	continued life, medical and disability insurance benefits for the remainder of the contract term at no cost to the executive (during their employment, the executives contribute to their medical coverage on the same basis as all salaried employees of the Bank based upon the coverage selected);

(ii)	a lump sum payment equal to the base salary the executive would have earned during the remainder of the contract term;

(iii)	a lump sum payment equal to potential incentive compensation the executive could have earned during the remainder of the contract term (three (3) times the target incentive bonus available pursuant to the Executive Incentive Plan — See the 2016 Grants of Plan-Based Awards Table and “Short-Term Non-Equity Incentive Plan Compensation” for a discussion of the manner in which incentive awards under the Executive Incentive Plan are calculated);

(iv)	a lump sum payment equal to the employer contributions the executive would have received under defined contribution plans of AFC and the Bank during the remainder of the contract term; the Bank revised the matching program under its 401(k) Plan; under this revised program, the Bank matches 100% of each participant’s contributions to that plan up to 3% per payroll period, plus 50% of participants deferred contributions in excess of 3%, but not more than 6% of the participant’s compensation for the payroll period recognizable under that plan (up to $265,000 annually for 2016);

(v)	accelerated vesting of all outstanding non-performance-based RSAs and RSUs;

(vi)	service conditions for performance-based RSAs and RSUs would be deemed satisfied (subject to attainment of performance goals);

(vii)	director and officer liability insurance coverage and AFC’s agreement to indemnify the Named Executives to the fullest extent authorized by Delaware law for the maximum period allowed by applicable law following termination of the contract; and

(viii)	at the election of either AFC or the Bank, a cash settlement of all outstanding RSAs and RSUs.

In the event of termination of employment due to disability, the Named Executives are entitled to the following enhanced termination-related benefits:

(i)	The Named Executive’s base salary is paid for up to one (1) full year following the Named Executive becoming disabled;

(ii)	The Named Executive, pursuant to the terms of the Executive Incentive Plan, is entitled to receive a prorated bonus, based upon AFC’s attainment of the established performance goals for the plan year; and

(iii)	The RSAs provided to the Named Executives all provide for accelerated vesting in the event of disability, and RSUs provided to the Named Executives all provide for accelerated vesting in the event of termination for disability after the end of the performance period.

In the event of termination of employment due to death, the Named Executives are entitled to the following enhanced termination-related benefits:

(i)	The estate of any Named Executive who participates in the Executive Incentive Plan in the year of termination is entitled to receive a prorated bonus pursuant to the terms of that plan, based upon AFC’s attainment of the established performance goals for the plan year; and

(ii)	The RSAs provided to the Named Executives all provide for accelerated vesting in the event of death, and the RSUs provided to the Named Executives all provide for accelerated vesting in the event of termination for death after the end of the performance period.

In the event of a change in control of either AFC or the Bank, all of the Named Executives’ outstanding RSAs and RSUs would vest. In this case, where the size of the awards varies based on attainment of performance goals, the goals will be deemed to have been met at the target level.

As discussed under “Terminated Merger with New York Community Bancorp, Inc.” above, under the NYCB Merger Agreement, on August 8, 2016, in preparation for and subject to closing of the NYCB Merger, AFC and the Bank amended the employment agreements with the Named Executives as follows:

(i)	for each of Mr. Eggleston and Mr. Fusco, to provide age and service credit for the remainder of the contract term for purposes of his participation in the Post-retirement Medical Plan, and

(ii)	for each Named Executive, to provide that he may purchase his Bank-provided car at book value, plus any sales tax and registration fees, on or following the effective time of the NYCB Merger.

Upon termination of the NYCB Merger Agreement on January 1, 2017 without closing, these amendments became null and void. In February 2017, however, the Bank amended and restated its Post-retirement Medical Plan. Among other things, this amendment provides eligible officers, including the Named Executives, with age and service credit for any period of severance paid out under an employment or change of control agreement.

Severance Compensation Plan

The Bank maintains a Severance Compensation Plan for its officers who are not covered by an employment agreement or change of control severance agreement with the Bank. The Bank has generally maintained employment agreements or change of control severance agreements with each of its Named Executives and its other officers with titles of senior vice president or higher. However, from the termination of Mr. Keegan’s employment agreement on August 28, 2016 until his retirement on March 31, 2017, Mr. Keegan had been eligible to participate in this plan. No payments were made to Mr. Keegan under this plan.

Under the Severance Compensation Plan, participants are eligible for benefits in the event that a change of control (as defined in the plan) occurs, and, within one year after the change of control, the participant’s employment is terminated without just cause (as defined in the plan) or the participant resigns for any of the specified reasons provided in the Severance Compensation Plan.

A participant who becomes eligible for benefits under the Severance Compensation Plan would receive a lump sum severance payment equal to a designated percentage of the participant’s annual base salary, with the designated percentage determined by the participant’s title. Such a participant would also be eligible for outplacement services and cash-out of accrued but unused vacation time.

The Severance Compensation Plan was amended on February 22, 2017. Among other changes, the amendment increased from 150% to 200% the percentage of annual base salary payable to an eligible participant with a title of Senior Vice President or above. The amendment also expanded severance benefits for eligible participants to include continued participation in the Bank’s medical, dental and life insurance policies for a fixed period after termination, which is four months for an eligible participant with a title of vice president or higher.

As of December 31, 2016, the amounts of the Named Executives’ termination-related benefits, excluding those termination-related benefits that are not discriminatory in favor of the Named Executives, such as group life insurance or disability insurance payments, are estimated to be as follows:

Name	Nature of Payment	Disability Payment ($)(1)	Payments upon Death ($)(2)	Severance Payment ($)(3)
Monte N. Redman	Salary	847,551		3,084,231
	Bonus	393,091	348,480	2,376,000
	Value of Defined Contribution Benefit			36,450
	Welfare Benefits			12,688
	Acceleration of Restricted Stock (4)	1,137,277	1,137,277	3,093,662

Frank E. Fusco	Salary	473,993		1,915,962
	Bonus	198,407	399,750	1,199,250
	Value of Defined Contribution Benefit			36,450
	Welfare Benefits (5)			412,879
	Acceleration of Restricted Stock (4)	796,169	796,169	1,756,644

Gerard C. Keegan(6)	Salary	503,877		1,364,423
	Bonus	208,085	419,250	0
	Value of Defined Contribution Benefit			0
	Welfare Benefits			777
	Acceleration of Restricted Stock (4)	665,805	665,805	1,490,135

Alan P. Eggleston	Salary	409,242	-	1,713,462
	Bonus	177,437	357,500	1,072,500
	Value of Defined Contribution Benefit			36,450
	Welfare Benefits (5)			43,823
	Acceleration of Restricted Stock (4)	720,450	720,450	1,654,815

Name	Nature of Payment	Disability Payment ($)(1)	Payments upon Death ($)(2)	Severance Payment ($)(3)

Hugh J. Donlon	Salary	319,588		1,415,385
	Bonus	148,402	299,000	897,000
	Value of Defined Contribution Benefit			36,450
	Welfare Benefits			115,803
	Acceleration of Restricted Stock (4)	821,477	821,477	1,127,337

(1)	Assumes the Named Executive became disabled on December 31, 2016 and is terminated from employment on June 30, 2017. A disabled Named Executive would initially be entitled to receive up to 26 weeks of New York State statutory disability benefits, followed by long-term disability benefits under the Bank’s welfare benefit program available to all salaried employees. AFC’s contracts with the Named Executives provide that AFC may, under applicable circumstances, terminate the Named Executive’s employment for disability and continue to pay the Named Executive’s salary for an additional six (6) months. One of these circumstances arises if the disability prevents the Named Executive from performing assigned duties on a substantially full-time basis for a period of 180 days. The number reflected in the Disability Payment column under the Salary heading is the present value of the net salary payable to the Named Executive for six (6) months of employment and another six (6) months of disability severance, after taking into consideration the New York State statutory disability benefits and long-term disability benefits to which the Named Executive is entitled during those periods. The number reflected under the Bonus heading is the present value of any applicable incentive award under the Executive Incentive Plan for the year 2017, paid at the beginning of 2018, and prorated for employment through the first half of the year, assuming that target goals for 2017 bonuses are attained.
(2)	Assumes the Named Executive died on December 31, 2016. Upon termination of employment for death, a Named Executive’s estate is entitled to a bonus for the year of death, pro-rated for the period of employment during that year, and subject to the attainment of the performance goals for that year. The number reflected under the Bonus heading of the Payments upon Death column is the actual bonus paid to the Named Executive under the Executive Incentive Plan for 2016 since the prorated bonus would cover the entire twelve (12) month period.
(3)	Severance payments are calculated assuming the Named Executive’s employment was terminated as of December 31, 2016. The figures for payments in the nature of Salary include the estimated value of lump sum cash outs of accrued but unused vacation at maximum accrual levels (four weeks for Mr. Donlon and six weeks for each other Named Executive).
(4)	The estimated values of Acceleration of Restricted Stock are based on the fair market value of AFC Common Stock covered by any RSAs or RSUs for which vesting would be accelerated upon the applicable event. The estimated values of Acceleration of Restricted Stock for Severance Payments include the value of performance-based RSUs that would vest at target levels on a change in control. The fair market value is the closing price of AFC Common Stock on the last trading day of December 2016, or $18.65.
(5)	The estimated values of Welfare Benefits for Mr. Fusco and Mr. Eggleston for Severance Payments include $353,524 and $33,035 respectively for the value of additional age and service credit under the Post-retirement Medical Benefit for the periods of severance under their employment agreements, based on premiums in effect as of December 31, 2016 and assumptions described in Note 14 of the Notes to the 2016 Consolidated Financial Statements. While this credit would not have applied for a termination on December 31, 2016, we include this figure to show the value of these credits provided under the benefit as amended on February 22, 2017. Mr. Eggleston has met the requirements for vesting under the benefit, but this additional credit would increase the Bank’s contribution from 90% to 100% of his cost for standard benefits. Mr. Fusco has not yet met the age requirement for vesting under this benefit, but this additional credit would cause him to become vested, with a Bank contribution of 55% of his cost of standard benefits. Mr. Redman and Mr. Keegan are already fully vested with a Bank contribution of 100% of the cost of standard benefits. Mr. Donlon does not yet meet the service requirement for vesting, even with this additional service credit.
(6)	Mr. Keegan’s employment agreements with AFC and the Bank terminated on August 28, 2016, his 70th birthday. Accordingly, as of December 31, 2016 and until his retirement on March 31, 2017, Mr. Keegan had been eligible for participation in the Bank’s Severance Compensation Plan.

In the event of a change of control, for any taxable year in which a Named Executive would be liable for the payment of excise taxes under Section 4999 of the Code with respect to any compensation paid by AFC or any of its affiliated companies, AFC will pay to or on behalf of the executive, an amount, in addition to the severance payments noted above, sufficient to maintain the after-tax severance benefit as though the excise tax specified in Section 4999 of the Code did not apply. As of December 31, 2016, based upon the assumptions indicated, these sums with respect to the Named Executives are estimated to be as follows:

Name	Excise Tax Gross-up ($)(1)
Monte N. Redman	0
Frank E. Fusco	2,090,384
Gerard C. Keegan	0
Alan P. Eggleston	0
Hugh J. Donlon	0

(1)	The excise tax gross-up calculation is based on the assumption that a change of control for tax purposes, and the Named Executive’s termination, occurred as of December 31, 2016 and that the consideration provided to shareholders of AFC Common Stock was equal to the closing price of AFC Common Stock as quoted on the NYSE, on the last trading day of December 2016, or $18.65.

The Bank also maintains the Post-retirement Medical Benefit for its officers with a rank of vice president and higher. The Post-retirement Medical Benefit provides that in the event a participant retires at age 55 or older with a minimum of ten years of service, the officer will be provided with medical benefits for the remainder of the officer’s life and that of his or her spouse. The Bank pays between 50% and 100% of the premiums for such coverage. The following table shows for each of the Named Executives the present value of the accumulated benefits with respect to the Post-retirement Medical Benefit, as of December 31, 2016.

Name	Post-retirement Medical Benefit ($)(1)
Monte N. Redman	244,380
Frank E. Fusco	213,918
Gerard C. Keegan	187,276
Alan P. Eggleston	253,693
Hugh J. Donlon	48,276

(1)	This column represents the present value of the accumulated benefit as of December 31, 2016, for the Named Executives under the Post-retirement Medical Benefit based upon the assumptions as described in Note 14 of the Notes to the 2016 Consolidated Financial Statements. As of December 31, 2016, Mr. Fusco and Mr. Donlon were not vested in this benefit.

Annually, the Compensation Committee receives from management a review of the costs associated with the executive officers’ employment contracts.

Director Compensation

The following section sets forth information regarding director compensation.

Directors’ and Other Fee Arrangements

All non-employee directors of AFC, except Mr. Palleschi, receive an annual retainer of $22,000. No additional fees for attendance at Board meetings are paid. All members of the Board also serve as directors of the Bank. All non-employee directors of the Bank, except Mr. Palleschi, receive an annual retainer of $44,000. No additional fees for attendance at Bank Board of Directors meetings are paid. Mr. Palleschi, who became Chairman of the Board and Chairman of the board of directors of the Bank effective June 20, 2012, receives a total annual retainer of $250,000 for service as Chairman of the Board and Chairman of the board of directors of the Bank. He does not receive any other per meeting fees, retainers or fees for serving on any of the committees of either the Board or the board of directors of the Bank. Each of the Chairman of the Audit Committee of AFC and the Bank, the Chair of the Compensation Committee of AFC and the Bank, the Chairman of the Enterprise Risk Management Committee of AFC and the Bank, and the Chairman of the Loan Committee of the Bank receives an additional annual retainer of $15,000 and each member of such committees, with the exception of Mr. Palleschi, receives a $1,000 fee per committee meeting attended. Each non-employee director who serves on the Bank’s Community Reinvestment Act and Fair Lending Committee, referred to as the CRA and FL Committee, receives a $1,000 fee per CRA and FL Committee Meeting attended. Typically, committee meetings of AFC and the Bank are held as joint meetings and in such cases only a single meeting attendance fee is paid.

The aggregate of fees paid to each director for his or her service as a director of both AFC and the Bank is reflected in the Fees Earned or Paid in Cash column of the 2016 Director Compensation Table.

2007 Director Stock Plan

The shareholders of AFC approved the 2007 Director Stock Plan in May 2007 and approved an amendment to said plan in May 2010. This plan provides for an annual grant to each non-employee director of restricted stock having a fair market value, as defined in the plan, equal to $45,000 at the time of the grant. Such grants commenced in 2008 and are made annually on the third business day following AFC’s release of its prior year annual financial results. The plan also provides for discretionary grants. During 2016, each non-employee director received a discretionary grant of shares, valued at $10,000.

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

The 2007 Director Stock Plan, as amended, authorizes the issuance of 150,000 shares of AFC Common Stock to be utilized for RSAs following May 19, 2010. As of March 31, 2017, there were 10,189 shares of AFC Common Stock available for future awards pursuant to the plan.

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

Included in the 2016 Director Compensation Table under the Change in Pension Value and Nonqualified Deferred Compensation Earnings column is the change in the actuarial value during 2016 attributable to each of the directors who participates in the Directors’ Retirement Plan based upon the same assumptions utilized for financial statement reporting in the 2016 Consolidated Financial Statements. For further information regarding the assumptions utilized and changes in such assumptions from time to time see Note 14 of the Notes to the 2016 Consolidated Financial Statements. Pursuant to SEC regulations, AFC is not allowed to disclose in the Director Compensation Table a change in pension value that is less than zero even though for financial statement purposes AFC may accrue the actual change.

Directors’ Death Benefit

This plan provides that if a non-employee director dies while in service as a director of AFC or the Bank, the director’s designated beneficiary will receive from AFC a payment equal to one year’s directors’ fees, including annual retainers, meeting attendance fees and committee chairman retainers, at the rate in effect immediately preceding his or her death. If a director leaves the service of AFC and the Bank for any reason other than death, all rights to any benefit under this plan cease. This is an unfunded benefit for which AFC does not accrue an expense. Therefore, no amount has been reflected in the 2016 Director Compensation Table for the value of this obligation.

Effective January 1, 2009, active participants in the Directors Retirement Plan were excluded from eligibility for this benefit.

Travel Expenses and Other Perquisites

AFC and the Bank pay or reimburse directors for their travel expenses, including lodging, for attendance at meetings of the Board of Directors and committees of AFC, the Bank or their subsidiary companies on which directors may serve and at other business-related functions. Included in the All Other Compensation column of the 2016 Director Compensation Table is the cost associated with travel and lodging expenses incurred by AFC for the directors’ attendance at meetings at AFC’s corporate headquarters.

From time to time, directors’ spouses are invited to attend business-related functions away from AFC’s corporate headquarters with respect to which participation by the directors and their spouses is expected and/or encouraged. These have included director and executive officer retreats, director educational programs and other industry-related functions. Pursuant to SEC regulations, the attendance of a director’s spouse at these functions is considered a perquisite. The estimated incremental cost to AFC of having a spouse attend such functions is included in the All Other Compensation column of the 2016 Director Compensation Table. AFC believes that having the directors’ spouses attend such functions, when they are held, as invited guests of the Bank, serves the business purposes of the Bank and AFC by reinforcing the collegiality of the Board, resulting overall in a more efficient and productive Board.

AFC maintains a fractional leasehold interest in a corporate aircraft for use by its executives for business purposes only. Personal use of the aircraft is not permitted. When an executive officer is traveling on business utilizing the corporate aircraft and room is otherwise available on the aircraft, directors traveling on AFC’s business and the directors’ spouses traveling with the directors may accompany the executive on such business. Primarily due to the pending NYCB Merger, the corporate aircraft was not used during 2016. See the “Use of Corporate Aircraft and Other Travel-Related Expenses.”

The following table sets forth details regarding compensation provided to the independent directors of AFC for the fiscal year ended December 31, 2016:

2016 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
John R. Chrin	112,000	55,000	0	6,205	173,205
John J. Corrado	114,000	55,000	0	1,981	170,981
Robert Giambrone	93,000	55,000	0	3,129	151,129
Brian M. Leeney	106,000	55,000	0	2,443	163,443
Patricia M. Nazemetz	100,000	55,000	0	2,468	157,468
Ralph F. Palleschi	250,000	55,000	17,076	2,741	324,817

(1)	Fees Earned or Paid in Cash represent fees earned by directors for the annual retainer paid by AFC, the annual retainer paid by the Bank, committee meeting attendance fees, and fees for service as committee chair, as applicable.
(2)	This column represents the aggregate grant date fair value of RSAs made to the directors in 2016 pursuant to the 2007 Director Stock Plan. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. The fair value of RSAs is calculated using the closing price of AFC Common Stock as quoted on the NYSE on the date of the award. For additional information, see Note 15 of the Notes to the 2016 Consolidated Financial Statements. The aggregate numbers of options and RSAs outstanding to each non-employee director at December 31, 2016 was, respectively, Mr. Chrin, -0- and 12,382; Mr. Corrado, -0- and 12,382; Mr. Giambrone, -0- and 5,652; Mr. Leeney, -0- and 12,382; Ms. Nazemetz, -0- and 12,382; and Mr. Palleschi, 6,000 and 12,382.
(3)	This column represents the sum of the actuarial change in pension value in 2016. The only current director eligible to receive benefits pursuant to the Directors’ Retirement Plan is Mr. Palleschi.
(4)	All Other Compensation for each director includes travel expenses to attend onsite meetings of the Board and other AFC functions and travel and entertainment expenses with respect to other Bank-related functions. All Other Compensation for each director also includes dividends on RSAs.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of March 31, 2017, with respect to the beneficial ownership of AFC Common Stock by each person or group of persons, as defined by Rule 13d-3 promulgated under the Exchange Act, known to AFC to be the beneficial owner of more than five percent (5%) of AFC voting stock.

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
BlackRock, Inc.	10,589,826	(2)	10.4
55 East 52nd Street
New York, New York 10055

Dimensional Fund Advisors LP	8,242,983	(3)	8.1
Palisades West, Building One
6300 Bee Cave Road
Austin, Texas 78746

The Vanguard Group	7,777,412	(4)	7.6
100 Vanguard Boulevard
Malvern, Pennsylvania 19355

Committee appointed as Plan Administrator of	5,894,648	(5)	5.8
The 401(k) Plan, and Trustee of the Bank Employees’ Pension Plan
c/o Astoria Bank
One Astoria Bank Plaza
Lake Success, New York 11042

(1)	Based on shares outstanding as of March 31, 2017.
(2)	According to a filing on Schedule 13G, Amendment No. 9, filed on or about January 12, 2017, BlackRock, Inc. claims sole voting power with respect to 10,395,556 shares of AFC Common Stock and sole dispositive power with respect to 10,589,826 shares of AFC Common Stock as of December 31, 2016.
(3)	According to a filing on Schedule 13G, Amendment No. 2, filed on or about February 9, 2017, Dimensional Fund Advisors LP claims sole voting power with respect to 7,931,751 shares of AFC Common Stock, and sole dispositive power with respect to 8,242,983 shares of AFC Common Stock as of December 31, 2016.
(4)	According to a filing on Schedule 13G, Amendment No. 2, filed on or about February 9, 2017, The Vanguard Group claims sole voting power with respect to 109,509 shares of AFC Common Stock, sole dispositive power with respect to 7,660,403 shares of AFC Common Stock, shared voting power with respect to 12,000 shares of AFC Common Stock and shared dispositive power with respect to 117,009 shares of AFC Common Stock as of December 31, 2016.
(5)	The seven individuals who comprise the Committee appointed as Plan Administrator of the 401(k) Plan also serve as trustees of the Bank Employees’ Pension Plan, referred to as the Plan Committees. The 401(k) Plan is a defined contribution pension plan under ERISA and the Employee Pension Plan is a defined benefit pension plan under ERISA. As of December 31, 2016, the Employee Pension Plan held 948,787 shares of AFC Common Stock. The trustees will determine the manner in which such shares are voted at any meeting of shareholders. The 401(k) Plan, as of December 31, 2016, held 5,894,648 shares of AFC Common Stock for the account of individual participants of the 401(k) Plan. For voting purposes, each participant with a 401(k) Plan account invested in whole or in part in shares of AFC Common Stock will be eligible to provide voting instructions which will be taken into account by the Bank, through the Committee appointed as Plan Administrator under the 401(k) Plan, in directing Prudential Bank & Trust Company, as trustee of the 401(k) Plan, how to vote at any meeting of shareholders as to the number of shares of AFC Common Stock which have been allocated to such participant’s account under the 401(k) Plan. In certain circumstances, ERISA may confer upon the Bank, the Committee appointed as Plan Administrator of the 401(k) Plan and/or the trustees the power and duty to control the voting and tendering of AFC Common Stock allocated to the accounts of participating employees and beneficiaries who fail to exercise their voting and/or tender rights. Based on information available to AFC, as of the March 31, 2017, the Plan Committees beneficially own 6,843,435 shares of AFC Common Stock, with sole voting and dispositive power with respect to 948,787 shares of AFC Common Stock and shared voting and dispositive power with respect to 5,894,648 shares of AFC Common Stock. No individual member of the Plan Committees controls the actions of the Plan Committees and each such individual disclaims beneficial ownership of shares beneficially owned by the Plan Committees except as to shares held or allocated to their respective individual accounts.

Security Ownership of Management

The following table sets forth information concerning the interests in equity securities of AFC as of March 31, 2017 of each director of AFC, each Named Executive and all directors and executive officers of AFC as a group.

Name of Beneficial Owner	Class of Securities	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Monte N. Redman	Common Stock	981,281	(3)(4)
Gerard C. Keegan	Common Stock	301,189	(3)(5)
John R. Chrin	Common Stock	116,098	(6)
	Depositary Shares	4,658	(6)
John J. Corrado	Common Stock	67,674	(7)
Robert Giambrone	Common Stock	10,374	(8)
Brian M. Leeney	Common Stock	35,595	(9)
Patricia M. Nazemetz	Common Stock	19,974	(10)
Ralph F. Palleschi	Common Stock	85,894	(11)
Alan P. Eggleston	Common Stock	478,732	(3)(12)
Frank E. Fusco	Common Stock	506,838	(3)(13)
Hugh J. Donlon	Common Stock	71,621	(3)(14)
All directors and executive officers as a group (14 persons)	Common Stock	9,613,766	(3)(15)	9.45
All directors and executive officers as a group (14 persons)	Depositary Shares	4,658

(1)	Except as otherwise indicated, each person listed has sole voting and investment power with respect to the shares of AFC Common Stock indicated.
(2)	Except as otherwise indicated, the percent of class beneficially owned does not exceed one percent (1.00%).
(3)	Messrs. Redman, Keegan, Eggleston, Fusco and Donlon are among the trustees and members of the Plan Committees. The Plan Committees are each composed of the same seven individual members, six of which are executive officers. The shared membership of the Plan Committees may constitute an arrangement or relationship that results in indirect beneficial ownership by each of them under Rule 13d-3(a) of the Exchange Act of those shares beneficially owned by each of the others. Each of the trustees and members of the Plan Committees disclaims membership in a group and affirms that they have not agreed to act together with any of the others for any purpose of acquiring, holding, voting or disposing of the AFC Common Stock. Each of the Plan Committees acts by majority vote of their seven members and no member of any of the Plan Committees may act individually to vote or dispose of shares of the AFC Common Stock by means of their membership in any or all of the Plan Committees. The Plan Committees claim sole voting and dispositive power with respect to 948,787 shares of AFC Common Stock and shared voting and dispositive power with respect to 5,894,648 shares of AFC Common Stock as of December 31, 2016. The amount shown for all directors and executive officers as a group includes 6,843,435 shares beneficially owned by the Plan Committees. See “Security Ownership of Certain Beneficial Owners.” The Plan Committee has engaged State Street Bank and Trust Company to act as an independent fiduciary with respect to voting such shares in connection with the special meeting to be held in accordance with the Merger Agreement in a manner other than directed by the Plan Committee if such fiduciary determines under applicable law that doing so would be prudent.
(4)	Included are 9,663 shares of AFC Common Stock as to which Mr. Redman has shared voting and investment power, 110,930 shares of AFC Common Stock as to which he has sole voting and no investment power and 93,492 shares of AFC Common Stock as to which he has shared voting and sole investment power. Mr. Redman has pledged 567,655 shares of AFC Common Stock pursuant to a margin account arrangement. The margin balance outstanding, if any, pursuant to such arrangement may vary from time to time.
(5)	Included are 162,814 shares of AFC Common Stock as to which Mr. Keegan has shared voting and investment power and 38,622 shares of AFC Common Stock as to which he has sole voting and no investment power.
(6)	Included are 105,152 shares of AFC Common Stock as to which Mr. Chrin has shared voting and investment power and 10,946 shares of AFC Common Stock as to which he has sole voting and no investment power. Also included are 4,658 Depositary Shares, each representing a 1/40th interest in AFC’s Series C Non-Cumulative Perpetual Preferred Stock, as to which Mr. Chrin has sole voting and investment power but which by their terms may only be voted under certain limited circumstances. Mr. Chrin has pledged 86,503 shares of AFC Common Stock and 4,658 Depositary Shares pursuant to a margin account arrangement. The margin balance outstanding, if any, pursuant to such arrangement may vary from time to time.
(7)	Included are 56,728 shares of AFC Common Stock as to which Mr. Corrado has shared voting and investment power and 10,946 shares of AFC Common Stock as to which he has sole voting and no investment power.

(8)	Included are 1,800 shares of AFC Common Stock as to which Mr. Giambrone has shared voting and investment power and 8,574 shares of AFC Common Stock as to which he has sole voting and no investment power.
(9)	Included are 10,946 shares of AFC Common Stock as to which Mr. Leeney has sole voting and no investment power. Mr. Leeney has pledged 24,469 shares of AFC Common Stock pursuant to a margin account arrangement. The margin balance outstanding, if any, pursuant to such arrangement may vary from time to time.
(10)	Included are 10,946 shares of AFC Common Stock as to which Ms. Nazemetz has sole voting and no investment power.
(11)	Included are 74,948 shares of AFC Common Stock as to which Mr. Palleschi has shared voting and investment power, 10,946 shares of AFC Common Stock as to which he has sole voting and no investment power. Mr. Palleschi has pledged 74,948 shares of AFC Common Stock pursuant to a margin account arrangement. The margin balance outstanding, if any, pursuant to such arrangement may vary from time to time.
(12)	Included are 293,215 shares of AFC Common Stock as to which Mr. Eggleston has shared voting and investment power, 73,310 shares as to which he has sole voting and no investment power and 87,496 shares as to which he has shared voting and sole investment power. Mr. Eggleston has pledged 293,215 shares of AFC Common Stock pursuant to a margin account arrangement. The margin balance outstanding, if any, pursuant to such arrangement may vary from time to time.
(13)	Included are 1,200 shares of AFC Common Stock as to which Mr. Fusco has shared voting and investment power, 84,570 shares of AFC Common Stock as to which he has sole voting and no investment power and 58,613 shares as to which he has shared voting and sole investment power. Mr. Fusco has pledged 61,345 shares of AFC Common Stock pursuant to a margin account arrangement. The margin balance outstanding, if any, pursuant to such arrangement may vary from time to time.
(14)	Included are 68,407 shares of AFC Common Stock as to which Mr. Donlon has sole voting and no investment power.
(15)	Included are 6,730,014 shares of AFC Common Stock as to which all directors and executive officers, as a group, have shared voting power, 6,730,014 shares of AFC Common Stock as to which all directors and executive officers, as a group, have shared investment power, and 545,873 shares of AFC Common Stock as to which all directors and executive officers, as a group, have no investment power.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Certain Related Persons

AFC maintains a written policy, which is set forth in its Code of Business Conduct and Ethics, detailing its approval process for related party transactions. Under the written policy, loans and extensions of credit by the Bank to directors and executive officers of AFC must be approved by the Bank’s Board. The written policy also mandates that the following business dealings must be approved by the Board, with any officer or director who is interested or related to the interested party refraining from participating in the consideration or determination of the matter: (i) any transaction to purchase or lease from, jointly own with, or sell or lease to, a related party real or personal property, directly or indirectly; (ii) the use of AFC’s personnel, facilities, or real or personal property for other than AFC’s benefit; (iii) the payment by AFC of commissions and/or fees, including, but not limited to, brokerage commissions or investment banking, management, consulting, architectural or legal fees; and (iv) service agreements. These business dealings may only be entered into if the transaction is for the benefit of AFC, and not merely an accommodation for the director, officer, or interested party, and if the transaction is determined to be on terms not more favorable to the director, officer or interested party than would be available in an arms-length transaction. The Code of Business Conduct and Ethics is posted on AFC’s investor relations website at http://ir.astoriabank.com under the heading “Corporate Governance.” Shareholders may request a printed copy of such document by contacting AFC’s Investor Relations Department by calling (516) 327-7877 or writing to Astoria Financial Corporation, Investor Relations Department, One Astoria Bank Plaza, Lake Success, New York 11042.

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

The Bank is a federally chartered savings and loan association and engages in the lending business. All loan transactions between the Bank and the directors and executive officers of AFC or the Bank, members of their families, and holders of five percent (5%) or more of the shares of any class of AFC’s stock, and affiliates thereof, have been made either in accordance with the Bank’s Employee & Director Mortgage Loan Policy, discussed more fully below, or:

(i)	were made only in the ordinary course of AFC’s and the Bank’s businesses;

(ii)	were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to AFC or the Bank; and

(iii)	did not involve more than the normal risk of collectability or present other unfavorable features.

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

For eligible mortgage loans, the following discounts are provided:

(i)	discount/origination fees, up to a maximum of 2% of the loan amount, if applicable, are waived at closing;

(ii)	underwriting and document preparation fees, if applicable, are waived at closing; and

(iii)	the interest rate is adjusted as follows:

a.	on fixed rate mortgage loans, the applicable interest rate is lowered by 0.50%;

b.	on adjustable rate mortgage loans, both the initial rate and the margin used on future rate adjustments are reduced by 0.50%.

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

The following directors and executive officers have received the benefit of interest rate or other discounts during 2016 as specified in the Bank’s Employee & Director Mortgage Loan Policy:

Name	Interest Rate Payable on Indebtedness (%)(1)	Highest Aggregate Amount of Indebtedness Outstanding since January 1, 2016 ($)	Principal Balance Outstanding as of March 31, 2017 ($)	Amount of Principal Paid on Indebtedness during 2016 ($)	Amount of Interest Paid on Such Indebtedness during 2016 ($)

Robert J. DeStefano	2.750	105,479	102,564.25	2,324	2,872
Alan P. Eggleston	3.500	135,538	118,237.26	13,780	4,524
Frank E. Fusco	1.875	158,478	147,137.19	8,952	3,975
Monte N. Redman	3.500	315,858	279,287.31	29,130	10,591

(1)	The interest rates reflected in this table are the rates in effect as of December 31, 2016.

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

Except as described above, there have been no transactions since January 1, 2016, and there are no currently proposed transactions, in which AFC was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Director Independence

As required by the NYSE Listed Company Manual, the Board has determined that at least a majority of the current directors of AFC are independent. Specifically, the Board has determined that, with the exception of Mr. Keegan and Mr. Redman, all directors of AFC are independent and that those directors who serve on the Compensation Committee are independent. Mr. Keegan and Mr. Redman have been determined not to be independent due to their positions as executive officers of AFC and the Bank.

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

The following chart details fees billed or fees estimated to be billed for professional or other services rendered by AFC’s independent registered public accounting firm, KPMG LLP, for AFC’s fiscal years ended December 31, 2015 and 2016:

KPMG LLP Fees Billed for the Fiscal Years Ended December 31, 2015 and 2016

Service Categories	Fiscal Year Ended December 31, 2015	Fiscal Year Ended December 31, 2016
Audit Fees(1)	$1,435,000	$1,873,000
Audit-Related Fees(2)	$100,000	$150,000
Tax Fees(3)	$36,500	$38,500
All Other Fees(4)	$0.00	$0.00

(1)	Audit Fees reflect aggregate fees billed or estimated to be billed for professional services rendered for the audit of AFC’s consolidated annual financial statements, the reviews of the financial statements included in AFC’s Quarterly Reports on Form 10-Q and services normally provided in connection with statutory and regulatory filings or engagements, including services rendered in connection with the audit of internal controls over financial reporting maintained by AFC. Audit Fees for fiscal year ended December 31, 2015 includes an additional fee of $110,000 for additional billings that was presented to Astoria after the Audit Committee meeting on February 24, 2016.
(2)	Audit-Related Fees reflect aggregate fees billed or estimated to be billed for assurance and related services that are reasonably related to the performance of the audit or review of AFC’s consolidated financial statements and not reported as Audit Fees. During the periods shown, such services consisted primarily of the audit of AFC’s employee benefit plans. Audit-Related Fees for the fiscal year ended December 31, 2015 includes $25,000 related to audit and review work performed by KPMG on the S-4 for the proposed merger with NYCB. Audit-Related Fees for the fiscal year ended December 31, 2016 includes $70,000 of fees for KPMG issuing seven separate reports consenting to the use of their audit opinion in various merger-related documents.
(3)	Tax Fees reflect aggregate fees billed or estimated to be billed for professional services for tax compliance, tax advice and tax planning. During the periods shown, such services consisted primarily of the review of state and federal tax returns and quarterly tax payments.
(4)	All Other Fees reflect aggregate fees billed for products and services provided by KPMG LLP other than those set forth above as Audit Fees, Audit-Related Fees and Tax Fees.

It is the policy of the Audit Committee to pre-approve all services provided by KPMG LLP to AFC. In the absence of contrary action by the Audit Committee, of which there has been none, the Board has also delegated to the Chairman of the Audit Committee the authority to pre-approve such services. The Chairman of the Audit Committee is then responsible to report such authorization to the Audit Committee at its next scheduled meeting. All services provided by KPMG LLP during fiscal years 2015 and 2016 were pre-approved by the Audit Committee or the Chairman of the Audit Committee pursuant to the delegation of authority and procedure outlined above.

The Audit Committee, as part of its review of the disclosures and letter from KPMG LLP required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees,” considered whether the provision of the services rendered, the fees for which are reflected in the chart above entitled “KPMG LLP Fees Billed for the Fiscal Years ended December 31, 2015 and 2016” under the captions entitled “Audit-Related Fees,” “Tax Fees” and “All Other Fees,” were, and found them to be, compatible with maintaining the independence of KPMG LLP.

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

Astoria Financial Corporation

/s/	Monte N. Redman	Date:	April 13, 2017
Monte N. Redman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	NAME	DATE

/s/	Ralph F. Palleschi	April 13, 2017
Ralph F. Palleschi
Chairman

/s/	Monte N. Redman	April 13, 2017
Monte N. Redman
President, Chief Executive Officer and Director

/s/	Frank E. Fusco	April 13, 2017
Frank E. Fusco
Senior Executive Vice President and
Chief Financial Officer

/s/	John F. Kennedy	April 13, 2017
John F. Kennedy
Senior Vice President and
Chief Accounting Officer

/s/	Gerard C. Keegan	April 13, 2017
Gerard C. Keegan
Vice Chairman

/s/	John R. Chrin	April 13, 2017
John R. Chrin
Director

/s/	John J. Corrado	April 13, 2017
John J. Corrado
Director

/s/	Robert Giambrone	April 13, 2017
Robert Giambrone
Director

/s/	Brian M. Leeney	April 13, 2017
Brian M. Leeney
Director

/s/	Patricia M. Nazemetz	April 13, 2017
Patricia M. Nazemetz
Director

Exhibit No.	Identification of Exhibit

3.1	Certificate of Incorporation of Astoria Financial Corporation, as amended effective as of June 3, 1998 and as further amended on September 6, 2006 and September 20, 2006. (1)

3.2	Bylaws of Astoria Financial Corporation, as amended March 19, 2008. (2)

3.3	Certificate of Designations of 6.50% Non-Cumulative Perpetual Preferred Stock, Series C of Astoria Financial Corporation. (3)

4.1	Astoria Financial Corporation Specimen Stock Certificate. (4)

4.2	Federal Stock Charter of Astoria Bank. (5)

4.3	Bylaws of Astoria Federal Savings and Loan Association n/k/a Astoria Bank, as amended effective January 29, 2014. (6)

4.4	Indenture, dated as of June 19, 2012, between Astoria Financial Corporation and Wilmington Trust, National Association, as Trustee. (7)

4.5	Form of 5.00% Senior Notes due 2017. (7)

4.6	Deposit Agreement, dated as of March 19, 2013, by and among Astoria Financial Corporation, Computershare Shareholder Services, LLC, as depositary, and the holders from time to time of the depositary receipts described therein. (3)

4.7	Form of depositary receipt representing the depositary shares of 6.50% Non-Cumulative Perpetual Preferred Stock, Series C of Astoria Financial Corporation. (3)

4.8	Form of Certificate representing the 6.50% Non-Cumulative Perpetual Preferred Stock, Series C of Astoria Financial Corporation. (3)

4.9	Astoria Financial Corporation Dividend Reinvestment and Stock Purchase Plan. (8)

Exhibits 10.1 through 10.67 are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(b) of this report.

10.1	Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Astoria Financial Corporation Directors’ Retirement Plan, as amended and restated effective February 15, 2012. (9)

10.2	The Long Island Bancorp, Inc., Non-Employee Directors Retirement Benefit Plan, as amended June 24, 1997 and as further Amended December 31, 2008. (10)

10.3	Astoria Financial Corporation Death Benefit Plan for Outside Directors. (4)

10.4	Astoria Financial Corporation Death Benefit Plan for Outside Directors - Amendment No. 1. (10)

10.5	Deferred Compensation Plan for Directors of Astoria Financial Corporation as Amended Effective January 1, 2009. (10)

10.6	1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, as amended December 29, 2005. (11)

10.7	2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (12)

10.8	Amendment No. 1 to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (13)

10.9	Amendment No. 2 to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (14)

10.10	2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (15)

10.11	Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (16)

10.12	Amendment No. 1 to the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (17)

10.13	Amendment No. 2 to the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan. (18)

10.14	Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (19)

10.15	Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the Astoria Financial Corporation 2007 Non-employee Director Stock Plan. (19)

10.16	Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (5)

10.17	Form of Performance Based Restricted Stock Unit Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients utilized in connection with awards pursuant to the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (20)

10.18	Astoria Federal Savings and Loan Association n/k/a Astoria Bank Annual Incentive Plan for Select Executives. (21)

10.19	Amendment No. 1 to the Astoria Federal Savings and Loan Association n/k/a Astoria Bank Annual Incentive Plan for Select Executives effective December 31, 2008, dated November 12, 2009. (22)

10.20	Astoria Financial Corporation Executive Officer Annual Incentive Plan, as amended March 19, 2014. (15)

10.21	Astoria Financial Corporation Amended and Restated Employment Agreement with Monte N. Redman, entered into as of October 16, 2014. (23)

10.22	Astoria Financial Corporation Amendment to the Amended and Restated Employment Agreement with Monte N. Redman, entered into on August 8, 2016. (24)

10.23	Astoria Bank Amended and Restated Employment Agreement with Monte N. Redman, entered into as of October 16, 2014. (23)

10.24	Astoria Bank Amendment to the Amended and Restated Employment Agreement with Monte N. Redman, entered into on August 8, 2016. (24)

10.25	Astoria Financial Corporation Amended and Restated Employment Agreement with Alan P. Eggleston, entered into as of October 16, 2014. (23)

10.26	Astoria Financial Corporation Amendment to the Amended and Restated Employment Agreement with Alan P. Eggleston, entered into on August 8, 2016. (24)

10.27	Astoria Bank Amended and Restated Employment Agreement with Alan P. Eggleston, entered into as of October 16, 2014. (23)

10.28	Astoria Bank Amendment to the Amended and Restated Employment Agreement with Alan P. Eggleston, entered into on August 8, 2016. (24)

10.29	Astoria Financial Corporation Amended and Restated Employment Agreement with Frank E. Fusco, entered into as of October 16, 2014. (23)

10.30	Astoria Financial Corporation Amendment to the Amended and Restated Employment Agreement with Frank E. Fusco, entered into on August 8, 2016. (24)

10.31	Astoria Bank Amended and Restated Employment Agreement with Frank E. Fusco, entered into as of October 16, 2014. (23)

10.32	Astoria Bank Amendment to the Amended and Restated Employment Agreement with Frank E. Fusco, entered into on August 8, 2016. (24)

10.33	Letter Agreement, entered into as of September 14, 2014, by and between Astoria Bank and Hugh J. Donlon. (25)

10.34	Astoria Financial Corporation Employment Agreement with Hugh J. Donlon, entered into as of October 14, 2014. (23)

10.35	Astoria Financial Corporation Amendment to the Amended and Restated Employment Agreement with Hugh J. Donlon, entered into on August 8, 2016. (24)

10.36	Astoria Bank Employment Agreement with Hugh J. Donlon, entered into as of October 14, 2014. (23)

10.37	Astoria Bank Amendment to the Amended and Restated Employment Agreement with Hugh J. Donlon, entered into on August 8, 2016. (24)

10.38	Employment Agreement by and between Astoria Financial Corporation and Josie Callari, entered into as of January 1, 2012. (26)

10.39	Astoria Financial Corporation Amendment to the Employment Agreement with Josie Callari, entered into on August 8, 2016. (24)

10.40	Employment Agreement by and between Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Josie Callari, entered into as of January 1, 2012. (26)

10.41	Astoria Bank Amendment to the Employment Agreement with Josie Callari, entered into on August 8, 2016. (24)

10.42	Employment Agreement by and between Astoria Financial Corporation and Robert J. DeStefano, entered into as of January 1, 2012. (27)

10.43	Astoria Financial Corporation Amendment to the Employment Agreement with Robert J. DeStefano, entered into on August 8, 2016. (24)

10.44	Employment Agreement by and between Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Robert J. DeStefano, entered into as of January 1, 2012. (27)

10.45	Astoria Bank Amendment to the Employment Agreement with Robert J. DeStefano, entered into on August 8, 2016. (24)

10.46	Employment Agreement by and between Astoria Financial Corporation and Brian T. Edwards, entered into as of January 1, 2012. (26)

10.47	Astoria Financial Corporation Amendment to the Employment Agreement with Brian T. Edwards, entered into on August 8, 2016. (24)

10.48	Employment Agreement by and between Astoria Federal Savings and Loan Association n/k/a Astoria Bank and Brian T. Edwards, entered into as of January 1, 2012. (26)

10.49	Astoria Bank Amendment to the Employment Agreement with Brian T. Edwards, entered into on August 8, 2016. (24)

10.50	Amended and Restated Change of Control Severance Agreement, entered into as of January 1, 2009, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and William J. Mannix, Jr. (10)

10.51	Amendment No. 1 to Amended and Restated Change of Control Severance Agreement by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and William J. Mannix, Jr. dated as of April 21, 2010. (28)

10.52	Change of Control Severance Agreement, entered into as of January 1, 2011, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Peter M. Finn. (29)

10.53	Change of Control Severance Agreement, entered into as of January 1, 2012, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Teresa A. Rotondo. (9)

10.54	Change of Control Severance Agreement, entered into as of February 15, 2012, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and John F. Kennedy. (9)

10.55	Change of Control Severance Agreement, entered into as of April 19, 2012, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Kevin Corbett. (9)

10.56	Change of Control Severance Agreement, entered into as of January 1, 2013, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Rise Jacobs. (30)

10.57	Change of Control Severance Agreement, entered into as of January 1, 2013, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Rosina Manzi. (30)

10.58	Change of Control Severance Agreement, entered into as of January 1, 2013, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Nancy Tomich. (30)

10.59	Change of Control Severance Agreement, entered into as of January 7, 2013, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Mayra DiRico. (30)

10.60	Change of Control Severance Agreement, entered into as of September 18, 2013, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Barbara Glasser. (6)

10.61	Change of Control Severance Agreement, entered into as of April 16, 2014, by and among Astoria Federal Savings and Loan Association n/k/a Astoria Bank, Astoria Financial Corporation and Javier L. Evans. (31)

10.62	Change of Control Severance Agreement, entered into as of January 1, 2015, by and among Astoria Bank, Astoria Financial Corporation and David J. DeBaun. (5)

10.63	Change of Control Severance Agreement, entered into as of January 1, 2015, by and among Astoria Bank, Astoria Financial Corporation and Michele M. Weber. (5)

10.64	Astoria Federal Savings and Loan Association n/k/a Astoria Bank Excess Benefit Plan, as amended effective April 30, 2012. (9)

10.65	Astoria Federal Savings and Loan Association n/k/a Astoria Bank Supplemental Benefit Plan, as amended effective April 30, 2012. (9)

10.66	Astoria Bank Amended and Restated Retirement Medical, Dental and Vision Benefit Plan for Senior Officers (Corporate Vice Presidents & Above), as amended on February 22, 2017. (*)

10.67	Astoria Bank Amended and Restated Severance Compensation Plan. (*)

12.1	Statement regarding computation of ratios. (20)

21.1	Subsidiaries of Astoria Financial Corporation. (20)

23.1	Consent of Independent Registered Public Accounting Firm. (20)

23.2	Consent of Independent Registered Public Accounting Firm. (*)

31.1	Certifications of Chief Executive Officer. (20)

31.2	Certifications of Chief Financial Officer. (20)

31.3	Certifications of Chief Executive Officer. (*)

31.4	Certifications of Chief Financial Officer. (*)

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to Securities and Exchange Commission rules, this exhibit will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. (20)

101.INS	XBRL Instance Document (20)

101.SCH	XBRL Taxonomy Extension Schema Document (20)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (20)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (20)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (20)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (20)

(*)	Filed herewith. Copies of exhibits other than Exhibit No. 101, the Interactive Data (XBRL) files which are not available in paper form, will be provided to shareholders upon written request to Astoria Financial Corporation, Investor Relations Department, One Astoria Bank Plaza, Lake Success, New York 11042 at a charge of $0.10 per page. Copies are also available at no charge through the Securities and Exchange Commission’s website at www.sec.gov/edgar/searchedgar/webusers.htm.

(1)	Incorporated by reference to (i) Astoria Financial Corporation’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on September 10, 1998 (File Number 000-22228), (ii) Astoria Financial Corporation’s Current Report on Form 8-K, dated September 6, 2006, filed with the Securities and Exchange Commission on September 11, 2006 (File Number 001-11967) and (iii) Astoria Financial Corporation’s Current Report on Form 8-K, dated September 20, 2006, filed with the Securities and Exchange Commission on September 22, 2006 (File Number 001-11967).

(2)	Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K, dated March 19, 2008, filed with the Securities and Exchange Commission on March 20, 2008 (File Number 001-11967).

(3)	Incorporated by reference to Astoria Financial Corporation’s Registration Statement on Form 8-A dated and filed with the Securities and Exchange Commission on March 19, 2013 (File Number 001-11967).

(4)	Incorporated by reference to Astoria Financial Corporation’s Registration Statement on Form S-3 dated and filed with the Securities and Exchange Commission on May 19, 2010 (File Number 333-166957).

(5)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015 (File Number 001-11967).

(6)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on February 27, 2014 (File Number 001-11967).

(7)	Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K, dated June 14, 2012, filed with the Securities Exchange Commission on June 20, 2012 (File Number 001-11967).

(8)	Incorporated by reference to Form 424B5 Prospectus Supplement, filed with the Securities and Exchange Commission on May 29, 2015 (File Number 333-204555).

(9)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on May 10, 2012 (File Number 001-11967).

(10)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009 (File Number 001-11967).

(11)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 10, 2006 (File Number 001-11967).

(12)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement filed with the Securities and Exchange Commission on April 11, 2005 (File Number 001-11967).

(13)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 6, 2011 (File Number 001-11967).

(14)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 11, 2011 (File Number 001-11967).

(15)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 11, 2014 (File Number 001-11967).

(16)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 10, 2007 (File Number 001-11967).

(17)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2010 (File Number 001-11967).

(18)	Incorporated by reference to Astoria Financial Corporation’s Form S-8, filed with the Securities and Exchange Commission on November 30, 2010 (File No. 333-170874).

(19)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 8, 2009 (File Number 001-11967).

(20)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on February 28, 2017 (File Number 001-11967).

(21)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 24, 1999 (File Number 000-22228).

(22)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010 (File Number 001-11967).

(23)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 6, 2014 (File Number 001-11967).

(24)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Securities and Exchange Commission on November 9, 2016 (File Number 001-11967).

(25)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission on May 8, 2015 (File Number 001-11967).

(26)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 7, 2012 (File Number 001-11967).

(27)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 7, 2012 (File Number 001-11967).

(28)	Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on April 22, 2010 (File Number 001-11967).

(29)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011 (File Number 001-11967).

(30)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on February 27, 2013 (File Number 001-11967).

(31)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 8, 2014 (File Number 001-11967).

