Form 10-Q
period 2017-03-31
ASTORIA FINANCIAL CORP
filed 2017-05-05
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
YES ☒  NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐ (Do not check if a smaller reporting company)    Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, April 28, 2017
$0.01 Par Value	101,725,639

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	(Unaudited)
(In Thousands, Except Share Data)	At March 31, 2017	At December 31, 2016
Assets:
Cash and due from banks	$139,272	$129,944
Available-for-sale securities:
Encumbered	34,480	35,080
Unencumbered	231,419	244,965
Total available-for-sale securities	265,899	280,045
Held-to-maturity securities, fair value of $2,721,723 and $2,690,546, respectively:
Encumbered	1,170,447	1,194,685
Unencumbered	1,598,929	1,545,447
Total held-to-maturity securities	2,769,376	2,740,132
Federal Home Loan Bank of New York stock, at cost	107,166	124,807
Loans held-for-sale, net	6,236	11,584
Loans receivable	10,200,966	10,417,187
Allowance for loan losses	(82,500)	(86,100)
Loans receivable, net	10,118,466	10,331,087
Mortgage servicing rights, net	10,237	10,130
Accrued interest receivable	34,478	34,994
Premises and equipment, net	98,199	101,021
Goodwill	185,151	185,151
Bank owned life insurance	443,216	441,064
Real estate owned, net	13,500	15,144
Other assets	151,414	153,549
Total assets	$14,342,610	$14,558,652
Liabilities:
Deposits:
NOW and demand deposit	$2,577,459	$2,521,094
Money market	2,781,555	2,706,895
Savings	2,057,651	2,048,202
Certificates of deposit	1,573,582	1,600,864
Total deposits	8,990,247	8,877,055
Federal funds purchased	195,000	195,000
Securities sold under agreements to repurchase	1,100,000	1,100,000
Federal Home Loan Bank of New York advances	1,700,000	2,090,000
Other borrowings, net	249,885	249,752
Mortgage escrow funds	160,472	112,975
Accrued expenses and other liabilities	223,042	219,797
Total liabilities	12,618,646	12,844,579
Stockholders’ Equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series C (150,000 shares authorized; and 135,000 shares issued and outstanding)	129,796	129,796
Common stock, $0.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 101,731,174 and 101,210,478 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	821,856	830,417
Retained earnings	2,163,528	2,155,785
Treasury stock (64,763,714 and 65,284,410 shares, at cost, respectively)	(1,335,968)	(1,346,709)
Accumulated other comprehensive loss	(56,913)	(56,881)
Total stockholders’ equity	1,723,964	1,714,073
Total liabilities and stockholders’ equity	$14,342,610	$14,558,652
See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
(In Thousands, Except Share Data)	2017	2016
Interest income:
Residential mortgage loans	$44,060	$47,375
Multi-family and commercial real estate mortgage loans	43,406	46,805
Consumer and other loans	2,292	2,372
Mortgage-backed and other securities	18,000	16,904
Interest-earning cash accounts	161	120
Federal Home Loan Bank of New York stock	1,794	1,421
Total interest income	109,713	114,997
Interest expense:
Deposits	6,359	7,462
Borrowings	23,239	24,283
Total interest expense	29,598	31,745
Net interest income	80,115	83,252
Provision for loan losses credited to operations	(2,486)	(3,127)
Net interest income after provision for loan losses	82,601	86,379
Non-interest income:
Customer service fees	6,609	6,988
Other loan fees	595	534
Gain on sales of securities	—	86
Mortgage banking income (loss), net	1,294	(37)
Income from bank owned life insurance	2,152	2,289
Other	1,224	1,541
Total non-interest income	11,874	11,401
Non-interest expense:
General and administrative:
Compensation and benefits	36,997	38,253
Occupancy, equipment and systems	20,212	19,391
Federal deposit insurance premium	2,298	3,530
Advertising	589	1,453
Other	11,868	6,895
Total non-interest expense	71,964	69,522
Income before income tax expense	22,511	28,258
Income tax expense	8,104	9,693
Net income	14,407	18,565
Preferred stock dividends	2,194	2,194
Net income available to common shareholders	$12,213	$16,371

Basic earnings per common share	$0.12	$0.16
Diluted earnings per common share	$0.12	$0.16

Basic weighted average common shares outstanding	100,585,603	100,368,931
Diluted weighted average common shares outstanding	100,585,603	100,368,931

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
(In Thousands)	2017	2016

Net income	$14,407	$18,565

Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on securities available-for-sale:
Net unrealized holding (loss) gain on securities arising during the period	(432)	4,036
Reclassification adjustment for gain on sales of securities included in net income	—	(51)
Net unrealized (loss) gain on securities available-for-sale	(432)	3,985

Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	371	397

Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	29	28

Total other comprehensive (loss) income, net of tax	(32)	4,410

Comprehensive income	$14,375	$22,975

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2017 and 2016

(In Thousands, Except Share Data)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss

Balance at December 31, 2016	$1,714,073	$129,796	$1,665	$830,417	$2,155,785	$(1,346,709)	$(56,881)

Net income	14,407	—	—	—	14,407	—	—
Other comprehensive loss, net of tax	(32)	—	—	—	—	—	(32)
Dividends on preferred stock ($16.25 per share)	(2,194)	—	—	—	(2,194)	—	—
Dividends on common stock ($0.04 per share)	(4,049)	—	—	—	(4,049)	—	—
Sales of treasury stock (1,822 shares)	34	—	—	—	(4)	38	—
Restricted stock grants (521,784 shares)	—	—	—	(10,329)	(434)	10,763	—
Forfeitures of restricted stock (2,910 shares)	—	—	—	43	17	(60)	—
Stock-based compensation	1,725	—	—	1,725	—	—	—

Balance at March 31, 2017	$1,723,964	$129,796	$1,665	$821,856	$2,163,528	$(1,335,968)	$(56,913)

Balance at December 31, 2015	$1,663,448	$129,796	$1,665	$902,349	$2,045,391	$(1,357,136)	$(58,617)

Net income	18,565	—	—	—	18,565	—	—
Other comprehensive income, net of tax	4,410	—	—	—	—	—	4,410
Dividends on preferred stock ($16.25 per share)	(2,194)	—	—	—	(2,194)	—	—
Dividends on common stock ($0.04 per share)	(4,053)	—	—	—	(4,053)	—	—
Sales of treasury stock (2,710 shares)	41	—	—	—	(15)	56	—
Restricted stock grants (685,872 shares)	—	—	—	(10,329)	(3,823)	14,152	—
Forfeitures of restricted stock (3,390 shares)	—	—	—	45	25	(70)	—
Stock-based compensation	1,581	—	—	1,580	1	—	—
Net tax benefit excess from stock-based compensation	3	—	—	3	—	—	—

Balance at March 31, 2016	$1,681,801	$129,796	$1,665	$893,648	$2,053,897	$(1,342,998)	$(54,207)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
(In Thousands)	2017	2016
Cash flows from operating activities:
Net income	$14,407	$18,565
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on loans	2,136	2,310
Net amortization on securities and borrowings	1,601	1,822
Net provision for loan and real estate losses credited to operations	(2,084)	(2,918)
Depreciation and amortization	3,422	3,694
Net gain on sales of loans and securities	(610)	(518)
Mortgage servicing rights amortization and valuation allowance adjustments, net	238	1,404
Stock-based compensation	1,725	1,581
Deferred income tax (benefit) expense	(1,695)	75
Originations of loans held-for-sale	(30,585)	(27,258)
Proceeds from sales and principal repayments of loans held-for-sale	36,198	28,288
Decrease (increase) in accrued interest receivable	516	(1,143)
Bank owned life insurance income and insurance proceeds received, net	(2,152)	(2,289)
Decrease in other assets	3,935	2,572
Increase in accrued expenses and other liabilities	3,916	1,219
Net cash provided by operating activities	30,968	27,404
Cash flows from investing activities:
Originations of loans receivable	(203,866)	(309,871)
Loan purchases through third parties	(59,167)	(29,048)
Principal payments on loans receivable	471,853	482,897
Proceeds from sales of delinquent and non-performing loans	300	400
Purchases of securities held-to-maturity	(192,645)	(354,392)
Principal payments on securities held-to-maturity	162,092	206,196
Principal payments on securities available-for-sale	13,279	11,447
Proceeds from sales of securities available-for-sale	—	23,065
Purchases of Federal Home Loan Bank of New York stock	(5,286)	(25,548)
Redemptions of Federal Home Loan Bank of New York stock	22,927	25,103
Proceeds from sales of real estate owned, net	4,993	7,863
Purchases of premises and equipment, net of proceeds from sales	(600)	(2,108)
Net cash provided by investing activities	213,880	36,004
Cash flows from financing activities:
Net increase (decrease) in deposits	113,192	(54,488)
Net increase (decrease) in borrowings with original terms of three months or less	110,000	(270,000)
Proceeds from borrowings with terms greater than three months	300,000	550,000
Repayments of borrowings with original terms greater than three months	(800,000)	(345,000)
Net increase in mortgage escrow funds	47,497	47,796
Proceeds from sales of treasury stock	34	41
Cash dividends paid to stockholders	(6,243)	(6,247)
Net tax benefit excess from stock-based compensation	—	3
Net cash used in financing activities	(235,520)	(77,895)
Net increase (decrease) in cash and cash equivalents	9,328	(14,487)
Cash and cash equivalents at beginning of period	129,944	200,538
Cash and cash equivalents at end of period	$139,272	$186,051

Supplemental disclosures:
Interest paid	$27,024	$27,977
Income taxes paid	$269	$4,613
Additions to real estate owned	$3,755	$965
Loans transferred to held-for-sale	$300	$—

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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2017 and December 31, 2016, our results of operations and other comprehensive income for the three months ended March 31, 2017 and 2016, changes in our stockholders’ equity for the three months ended March 31, 2017 and 2016 and our cash flows for the three months ended March 31, 2017 and 2016.  In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of March 31, 2017 and December 31, 2016, and amounts of revenues, expenses and other comprehensive income in the consolidated statements of income and comprehensive income for the three months ended March 31, 2017 and 2016.  The results of operations and other comprehensive income for the three months ended March 31, 2017 are not necessarily indicative of the results of operations and other comprehensive income to be expected for the remainder of the year.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.

These consolidated financial statements should be read in conjunction with our December 31, 2016 audited consolidated financial statements and related notes included in our 2016 Annual Report on Form 10-K.

2.    Merger Agreement with Sterling Bancorp

On March 6, 2017, Astoria entered into an Agreement and Plan of Merger, or the Sterling Merger Agreement, with Sterling Bancorp, a Delaware corporation, or Sterling. The Sterling Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Astoria will merge with and into Sterling, with Sterling as the surviving corporation, such merger referred to as the Sterling Merger. Immediately following the consummation of the Sterling Merger, Astoria’s wholly owned subsidiary, Astoria Bank, will merge with and into Sterling’s wholly owned subsidiary, Sterling National Bank, such merger referred to as the Sterling Bank Merger. Sterling National Bank will be the surviving entity in the Sterling Bank Merger. The Sterling Merger Agreement was unanimously approved and adopted by the Board of Directors of each of Astoria and Sterling.

Subject to the terms and conditions of the Sterling Merger Agreement, at the effective time of the Sterling Merger, or the Effective Time, Astoria stockholders will have the right to receive 0.875 shares of common stock, par value $0.01 per share, of Sterling, or Sterling Common Stock, for each share of common stock, par value $0.01 per share, of Astoria Financial Corporation, or Astoria Common Stock. Also in the Sterling Merger, each share of Astoria 6.50% Non-Cumulative Perpetual Preferred Stock, Series C, par value $1.00 per share, with a liquidation preference of $1,000 per share, issued and outstanding immediately prior to the

Effective Time will be automatically converted into the right to receive one share of Sterling 6.50% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share.

The Sterling Merger Agreement contains customary representations and warranties from both Astoria and Sterling, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of Astoria’s and Sterling’s businesses during the interim period between the execution of the Sterling Merger Agreement and the Effective Time, (2) the obligation of Sterling to call a meeting of its stockholders to adopt the Sterling Merger Agreement and approve an amendment to its charter to increase the authorized shares of Sterling Common Stock from 190 million to 310 million, and, subject to certain exceptions, to recommend that its stockholders adopt the Sterling Merger Agreement and the transactions contemplated thereby, (3) the obligation of Astoria to call a meeting of its stockholders to adopt the Sterling Merger Agreement, and, subject to certain exceptions, to recommend that its stockholders adopt the Sterling Merger Agreement, and (4) Astoria’s non-solicitation obligations relating to alternative acquisition proposals. Astoria and Sterling have agreed to use their reasonable best efforts to prepare and file all applications, notices, and other documents to obtain all necessary consents and approvals for consummation of the transactions contemplated by the Sterling Merger Agreement.

The completion of the Sterling Merger is subject to customary conditions, including (1) adoption of the Sterling Merger Agreement by Astoria’s stockholders, (2) adoption of the Sterling Merger Agreement and approval of the Sterling charter amendment by Sterling’s stockholders, (3) authorization for listing on the New York Stock Exchange of the shares of Sterling Common Stock to be issued in the Sterling Merger, (4) the receipt of required regulatory approvals, including the approval of the Board of Governors of the Federal Reserve System, or FRB, and the Office of the Comptroller of the Currency, or OCC, (5) effectiveness of the registration statement on Form S-4 for the Sterling Common Stock to be issued in the Sterling Merger, and (6) the absence of any order, injunction or other legal restraint preventing the completion of the Sterling Merger or making the completion of the Sterling Merger illegal. The registration statement on Form S-4 for the Sterling Common Stock to be issued in the Sterling Merger was filed on April 5, 2017 and was declared effective by the SEC on April 28, 2017. Special meetings of Astoria’s and Sterling’s respective stockholders are scheduled to be held on June 13, 2017, at which Astoria’s stockholders will vote on the Sterling Merger Agreement and Sterling’s stockholders will vote on the Sterling Merger Agreement and the Sterling charter amendment. In addition, all applications and notices necessary to obtain the required regulatory approvals to complete the Sterling Merger have been submitted or sent by Astoria or Sterling.

Each party’s obligation to complete the Sterling Merger is also subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (2) performance in all material respect by the other party of its obligations under the Sterling Merger Agreement, and (3) receipt by such party of an opinion from its counsel to the effect that the Sterling Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

The Sterling Merger Agreement also provides certain termination rights for both Astoria and Sterling and further provides that a termination fee of $75.7 million will be payable by either Astoria or Sterling, as applicable, upon termination of the Sterling Merger Agreement under certain circumstances.

3.    Securities

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At March 31, 2017
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE (1) issuance REMICs and CMOs (2)	$229,367	$1,311	$(3,386)	$227,292
Non-GSE issuance REMICs and CMOs	1,141	—	(5)	1,136
GSE pass-through certificates	8,239	339	(2)	8,576
Total residential mortgage-backed securities	238,747	1,650	(3,393)	237,004
Obligations of GSEs	30,000	—	(1,107)	28,893
Fannie Mae stock	15	—	(13)	2
Total securities available-for-sale	$268,762	$1,650	$(4,513)	$265,899
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,182,307	$4,893	$(11,311)	$1,175,889
Non-GSE issuance REMICs and CMOs	191	—	(7)	184
GSE pass-through certificates	221,058	909	(2,384)	219,583
Total residential mortgage-backed securities	1,403,556	5,802	(13,702)	1,395,656
Multi-family mortgage-backed securities:
GSE issuance REMICs	906,183	217	(19,581)	886,819
Obligations of GSEs	379,316	23	(16,249)	363,090
Corporate Debt securities	80,000	—	(4,163)	75,837
Other	321	—	—	321
Total securities held-to-maturity	$2,769,376	$6,042	$(53,695)	$2,721,723

(1)	Government-sponsored enterprise

(2)	Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2016
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$242,172	$1,327	$(2,706)	$240,793
Non-GSE issuance REMICs and CMOs	1,442	2	(1)	1,443
GSE pass-through certificates	8,571	361	(2)	8,930
Total residential mortgage-backed securities	252,185	1,690	(2,709)	251,166
Obligations of GSEs	30,000	—	(1,125)	28,875
Fannie Mae stock	15	—	(11)	4
Total securities available-for-sale	$282,200	$1,690	$(3,845)	$280,045
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,119,175	$4,896	$(11,957)	$1,112,114
Non-GSE issuance REMICs and CMOs	193	—	(7)	186
GSE pass-through certificates	228,976	665	(3,282)	226,359
Total residential mortgage-backed securities	1,348,344	5,561	(15,246)	1,338,659
Multi-family mortgage-backed securities:
GSE issuance REMICs	927,119	363	(19,290)	908,192
Obligations of GSEs	384,325	54	(16,510)	367,869
Corporate debt securities	80,000	—	(4,518)	75,482
Other	344	—	—	344
Total securities held-to-maturity	$2,740,132	$5,978	$(55,564)	$2,690,546

The following contractual maturity table sets forth certain information regarding the amortized costs and estimated fair values of our securities available-for-sale and securities held-to-maturity at March 31, 2017 and does not reflect the effect of prepayments or scheduled principal amortization on our REMICs, CMOs and pass-through certificates or the effect of callable features on our obligations of GSEs (all of which are callable in 2017 and at various times thereafter).

	March 31, 2017
	Available-for-Sale		Held-to-Maturity
(Dollars in Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities remaining period to contractual maturity:
Within one year	$202	$204	$34,977	$34,979
Over one to five years	1,333	1,329	17,522	17,541
Over five to ten years	36,822	35,912	406,424	389,288
Over ten years	230,405	228,454	2,310,453	2,279,915
Total securities	$268,762	$265,899	$2,769,376	$2,721,723

The following tables set forth the estimated fair values of securities with gross unrealized losses at the dates indicated, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the dates indicated.

	At March 31, 2017
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$113,064	$(2,634)	$19,720	$(752)	$132,784	$(3,386)
Non-GSE issuance REMICs and CMOs	1,022	(4)	81	(1)	1,103	(5)
GSE pass-through certificates	62	(1)	59	(1)	121	(2)
Obligations of GSEs	28,893	(1,107)	—	—	28,893	(1,107)
Fannie Mae stock	—	—	2	(13)	2	(13)
Total temporarily impaired securities available-for-sale	$143,041	$(3,746)	$19,862	$(767)	$162,903	$(4,513)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$569,367	$(7,110)	$125,051	$(4,201)	$694,418	$(11,311)
Non-GSE issuance REMICs and CMOs	—	—	184	(7)	184	(7)
GSE pass-through certificates	81,074	(1,235)	60,450	(1,149)	141,524	(2,384)
Multi-family mortgage-backed securities:
GSE issuance REMICs	834,947	(19,581)	—	—	834,947	(19,581)
Obligations of GSEs	311,690	(16,249)	—	—	311,690	(16,249)
Corporate debt securities	9,327	(673)	66,510	(3,490)	75,837	(4,163)
Total temporarily impaired securities held-to-maturity	$1,806,405	$(44,848)	$252,195	$(8,847)	$2,058,600	$(53,695)

	At December 31, 2016
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$140,638	$(1,886)	$20,026	$(820)	$160,664	$(2,706)
Non-GSE issuance REMICs and CMOs	—	—	92	(1)	92	(1)
GSE pass-through certificates	71	(1)	90	(1)	161	(2)
Obligations of GSEs	28,875	(1,125)	—	—	28,875	(1,125)
Fannie Mae stock	—	—	4	(11)	4	(11)
Total temporarily impaired securities available-for-sale	$169,584	$(3,012)	$20,212	$(833)	$189,796	$(3,845)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$515,537	$(7,457)	$131,629	$(4,500)	$647,166	$(11,957)
Non-GSE issuance REMICs and CMOs	—	—	186	(7)	186	(7)
GSE pass-through certificates	104,538	(1,775)	61,872	(1,507)	166,410	(3,282)
Multi-family mortgage-backed securities:
GSE issuance REMICs	871,436	(19,290)	—	—	871,436	(19,290)
Obligations of GSEs	296,427	(16,510)	—	—	296,427	(16,510)
Corporate debt securities	37,785	(2,216)	37,698	(2,302)	75,483	(4,518)
Total temporarily impaired securities held-to-maturity	$1,825,723	$(47,248)	$231,385	$(8,316)	$2,057,108	$(55,564)

We held 195 securities which had an unrealized loss at March 31, 2017 and 188 securities which had an unrealized loss at December 31, 2016.  Securities in unrealized loss positions are analyzed as part of our ongoing assessment of other-than-temporary impairment. Our assertion regarding our intent not to sell, or that it is not more likely than not that we will be required to sell a security before its anticipated recovery, is based on a number of factors, including a quantitative estimate of the expected recovery period (which may extend to maturity), and our intended strategy with respect to the identified security or portfolio. If we do have the intent to sell, or believe it is more likely than not that we will be required to sell the security before its anticipated recovery, the unrealized loss is charged directly to earnings in the Consolidated Statements of Income and Comprehensive Income. Other factors considered in determining whether or not an impairment is temporary include the severity of the impairment; the duration of the impairment; the cause of the impairment; the near-term prospects of the issuer; and the estimated recovery period. The unrealized losses on our residential and multi-family mortgage-backed securities and GSE obligations at March 31, 2017 were primarily caused by movements in market interest rates subsequent to the purchase of such securities or obligations. The unrealized losses on our corporate debt obligations were primarily due to the observed credit spread widening that occurred during the three months ended March 31, 2017, which we attribute to the contemporaneous broad-based equity market volatility. We do not consider these unrealized losses to be other than temporary impairment.

There were no sales of securities from the available-for-sale portfolio during the three months ended March 31, 2017. During the three months ended March 31, 2016, proceeds from sales of securities from the available-for-sale portfolio totaled $23.1 million, resulting in gross realized gains of $86,000.

At March 31, 2017, available-for-sale debt securities, excluding mortgage-backed securities, had an amortized cost of $30.0 million, an estimated fair value of $28.9 million and contractual maturities in 2025 and 2026.  At March 31, 2017, held-to-maturity debt securities, excluding mortgage-backed securities, had an amortized cost of $459.6 million, an estimated fair value of $439.2 million and contractual maturities primarily in 2017 through 2027.  Actual maturities may differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

At March 31, 2017, the amortized cost of callable securities in our portfolio totaled $374.3 million, which are callable in 2017 and at various times thereafter. The balance of accrued interest receivable for securities totaled $8.3 million at March 31, 2017 and $8.1 million at December 31, 2016.

4.    Loans Receivable and Allowance for Loan Losses

The following tables set forth the composition of our loans receivable portfolio, and an aging analysis by accruing and non-accrual loans, by segment and class at the dates indicated.

	At March 31, 2017
	Past Due
(In Thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$1,120	$—	$—	$1,120	$166,790	$167,910
Full documentation amortizing	32,903	5,047	—	37,950	4,240,703	4,278,653
Reduced documentation interest-only	2,186	302	—	2,488	54,181	56,669
Reduced documentation amortizing	22,149	9,375	—	31,524	554,455	585,979
Total residential	58,358	14,724	—	73,082	5,016,129	5,089,211
Multi-family	5,162	151	—	5,313	4,014,746	4,020,059
Commercial real estate	1,695	521	1,639	3,855	692,064	695,919
Total mortgage loans	65,215	15,396	1,639	82,250	9,722,939	9,805,189
Consumer and other loans (gross):
Home equity and other consumer	1,609	495	—	2,104	128,610	130,714
Commercial and industrial	375	—	—	375	90,567	90,942
Total consumer and other loans	1,984	495	—	2,479	219,177	221,656
Total accruing loans	$67,199	$15,891	$1,639	$84,729	$9,942,116	$10,026,845
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$—	$—	$9,073	$9,073	$877	$9,950
Full documentation amortizing	2,353	498	45,117	47,968	9,273	57,241
Reduced documentation interest-only	—	—	9,503	9,503	1,919	11,422
Reduced documentation amortizing	929	884	35,286	37,099	9,847	46,946
Total residential	3,282	1,382	98,979	103,643	21,916	125,559
Multi-family	437	396	558	1,391	2,314	3,705
Commercial real estate	680	—	627	1,307	3,649	4,956
Total mortgage loans	4,399	1,778	100,164	106,341	27,879	134,220
Consumer and other loans (gross):
Home equity and other consumer	—	—	4,139	4,139	—	4,139
Commercial and industrial	—	—	32	32	—	32
Total consumer and other loans	—	—	4,171	4,171	—	4,171
Total non-accrual loans	$4,399	$1,778	$104,335	$110,512	$27,879	$138,391
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$1,120	$—	$9,073	$10,193	$167,667	$177,860
Full documentation amortizing	35,256	5,545	45,117	85,918	4,249,976	4,335,894
Reduced documentation interest-only	2,186	302	9,503	11,991	56,100	68,091
Reduced documentation amortizing	23,078	10,259	35,286	68,623	564,302	632,925
Total residential	61,640	16,106	98,979	176,725	5,038,045	5,214,770
Multi-family	5,599	547	558	6,704	4,017,060	4,023,764
Commercial real estate	2,375	521	2,266	5,162	695,713	700,875
Total mortgage loans	69,614	17,174	101,803	188,591	9,750,818	9,939,409
Consumer and other loans (gross):
Home equity and other consumer	1,609	495	4,139	6,243	128,610	134,853
Commercial and industrial	375	—	32	407	90,567	90,974
Total consumer and other loans	1,984	495	4,171	6,650	219,177	225,827
Total loans	$71,598	$17,669	$105,974	$195,241	$9,969,995	$10,165,236
Net unamortized premiums and deferred loan origination costs						35,730
Loans receivable						10,200,966
Allowance for loan losses						(82,500)
Loans receivable, net						$10,118,466

	At December 31, 2016
	Past Due
(In Thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$1,476	$3,104	$—	$4,580	$212,316	$216,896
Full documentation amortizing	36,563	8,217	—	44,780	4,300,620	4,345,400
Reduced documentation interest-only	2,974	779	—	3,753	80,416	84,169
Reduced documentation amortizing	27,449	5,222	—	32,671	552,233	584,904
Total residential	68,462	17,322	—	85,784	5,145,585	5,231,369
Multi-family	1,060	795	—	1,855	4,040,386	4,042,241
Commercial real estate	2,043	1,298	—	3,341	720,582	723,923
Total mortgage loans	71,565	19,415	—	90,980	9,906,553	9,997,533
Consumer and other loans (gross):
Home equity and other consumer	1,281	550	—	1,831	133,024	134,855
Commercial and industrial	—	647	—	647	99,087	99,734
Total consumer and other loans	1,281	1,197	—	2,478	232,111	234,589
Total accruing loans	$72,846	$20,612	$—	$93,458	$10,138,664	$10,232,122
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$437	$—	$11,605	$12,042	$2,048	$14,090
Full documentation amortizing	2,469	—	42,983	45,452	11,753	57,205
Reduced documentation interest-only	—	—	11,624	11,624	3,768	15,392
Reduced documentation amortizing	1,077	992	35,351	37,420	9,887	47,307
Total residential	3,983	992	101,563	106,538	27,456	133,994
Multi-family	428	611	1,244	2,283	2,098	4,381
Commercial real estate	219	—	—	219	5,117	5,336
Total mortgage loans	4,630	1,603	102,807	109,040	34,671	143,711
Consumer and other loans (gross):
Home equity and other consumer	—	—	4,483	4,483	—	4,483
Commercial and industrial	—	—	42	42	—	42
Total consumer and other loans	—	—	4,525	4,525	—	4,525
Total non-accrual loans	$4,630	$1,603	$107,332	$113,565	$34,671	$148,236
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$1,913	$3,104	$11,605	$16,622	$214,364	$230,986
Full documentation amortizing	39,032	8,217	42,983	90,232	4,312,373	4,402,605
Reduced documentation interest-only	2,974	779	11,624	15,377	84,184	99,561
Reduced documentation amortizing	28,526	6,214	35,351	70,091	562,120	632,211
Total residential	72,445	18,314	101,563	192,322	5,173,041	5,365,363
Multi-family	1,488	1,406	1,244	4,138	4,042,484	4,046,622
Commercial real estate	2,262	1,298	—	3,560	725,699	729,259
Total mortgage loans	76,195	21,018	102,807	200,020	9,941,224	10,141,244
Consumer and other loans (gross):
Home equity and other consumer	1,281	550	4,483	6,314	133,024	139,338
Commercial and industrial	—	647	42	689	99,087	99,776
Total consumer and other loans	1,281	1,197	4,525	7,003	232,111	239,114
Total loans	$77,476	$22,215	$107,332	$207,023	$10,173,335	$10,380,358
Net unamortized premiums and deferred loan origination costs						36,829
Loans receivable						10,417,187
Allowance for loan losses						(86,100)
Loans receivable, net						$10,331,087

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

The following tables set forth the changes in our allowance for loan losses by loan receivable segment for the periods indicated.

	For the Three Months Ended March 31, 2017
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at January 1, 2017	$36,439	$34,901	$9,299	$5,461	$86,100
Provision credited to operations	(901)	(957)	(503)	(125)	(2,486)
Charge-offs	(2,235)	(34)	—	(112)	(2,381)
Recoveries	1,048	39	109	71	1,267
Balance at March 31, 2017	$34,351	$33,949	$8,905	$5,295	$82,500

	For the Three Months Ended March 31, 2016
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at January 1, 2016	$44,951	$35,544	$11,217	$6,288	$98,000
Provision charged (credited) to operations	138	(3,257)	(849)	841	(3,127)
Charge-offs	(1,665)	(310)	—	(765)	(2,740)
Recoveries	954	1,043	—	70	2,067
Balance at March 31, 2016	$44,378	$33,020	$10,368	$6,434	$94,200

The following table sets forth the balances of our residential interest-only mortgage loans at March 31, 2017 by the period in which such loans are scheduled to enter their amortization period.

(In Thousands)	Recorded Investment
Amortization scheduled to begin in:
12 months or less (1)	$206,063
13 to 24 months	24,107
25 to 36 months	10,314
Over 36 months	5,467
Total	$245,951

(1)	Includes $14.4 million of past due loans that were scheduled to enter amortization prior to March 31, 2017.

Pursuant to federal regulations and our policy, loans considered to be of lesser quality are rated as special mention, substandard, doubtful or loss. A loan rated as special mention has potential weaknesses, which, if uncorrected, may result in the deterioration of the repayment prospects or in our credit position at some future date. A loan rated as substandard is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard loans include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Loans rated as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full satisfaction of the loan amount, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans rated as loss are those considered uncollectable and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Those assets classified as substandard, doubtful or loss are considered adversely classified.

The following tables set forth the balances of our loan portfolio segments by credit quality indicator at the dates indicated.

	At March 31, 2017
	Mortgage Loans			Consumer and Other Loans
(In Thousands)	Residential	Multi-Family	Commercial Real Estate	Home Equity and Other Consumer	Commercial and Industrial	Total
Not criticized	$5,019,425	$3,984,135	$673,838	$130,219	$89,075	$9,896,692
Criticized:
Special mention	12,849	23,777	6,856	495	1,867	45,844
Substandard	182,496	15,852	20,181	4,139	32	222,700
Doubtful	—	—	—	—	—	—
Total	$5,214,770	$4,023,764	$700,875	$134,853	$90,974	$10,165,236

	At December 31, 2016
	Mortgage Loans			Consumer and Other Loans
(In Thousands)	Residential	Multi-Family	Commercial Real Estate	Home Equity and Other Consumer	Commercial and Industrial	Total
Not criticized	$5,158,878	$4,005,703	$702,697	$134,305	$99,087	$10,100,670
Criticized:
Special mention	14,922	24,804	9,235	550	647	50,158
Substandard	191,563	16,115	17,327	4,483	42	229,530
Doubtful	—	—	—	—	—	—
Total	$5,365,363	$4,046,622	$729,259	$139,338	$99,776	$10,380,358

The following tables set forth the balances of our loans receivable and the related allowance for loan loss allocation by segment and by the impairment methodology followed in determining the allowance for loan losses at the dates indicated.

	At March 31, 2017
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Loans:
Individually evaluated for impairment	$190,955	$6,059	$11,429	$3,928	$212,371
Collectively evaluated for impairment	5,023,815	4,017,705	689,446	221,899	9,952,865
Total loans	$5,214,770	$4,023,764	$700,875	$225,827	$10,165,236
Allowance for loan losses:
Individually evaluated for impairment	$8,691	$1	$70	$286	$9,048
Collectively evaluated for impairment	25,660	33,948	8,835	5,009	73,452
Total allowance for loan losses	$34,351	$33,949	$8,905	$5,295	$82,500

	At December 31, 2016
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Loans:
Individually evaluated for impairment	$192,427	$7,112	$10,033	$4,091	$213,663
Collectively evaluated for impairment	5,172,936	4,039,510	719,226	235,023	10,166,695
Total loans	$5,365,363	$4,046,622	$729,259	$239,114	$10,380,358
Allowance for loan losses:
Individually evaluated for impairment	$9,044	$24	$—	$310	$9,378
Collectively evaluated for impairment	27,395	34,877	9,299	5,151	76,722
Total allowance for loan losses	$36,439	$34,901	$9,299	$5,461	$86,100

The following table summarizes information related to our impaired loans by segment and class at the dates indicated.

	At March 31, 2017				At December 31, 2016
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$17,600	$13,753	$(1,634)	$12,119	$21,202	$16,535	$(1,863)	$14,672
Full documentation amortizing	89,948	81,243	(3,373)	77,870	88,106	79,584	(3,494)	76,090
Reduced documentation interest-only	18,646	15,673	(1,367)	14,306	28,637	23,090	(1,589)	21,501
Reduced documentation amortizing	88,981	77,591	(2,317)	75,274	79,670	70,623	(2,098)	68,525
Multi-family	1,449	1,449	(1)	1,448	2,427	2,432	(24)	2,408
Commercial real estate	2,266	2,266	(70)	2,196	—	—	—	—
Consumer and other loans:
Home equity lines of credit	4,261	3,896	(286)	3,610	4,414	4,049	(310)	3,739
Without an allowance recorded:
Mortgage loans:
Residential:
Reduced documentation amortizing	3,123	2,695	—	2,695	2,965	2,595	—	2,595
Multi-family	5,164	4,610	—	4,610	5,272	4,680	—	4,680
Commercial real estate	10,812	9,163	—	9,163	11,791	10,033	—	10,033
Consumer and other loans:
Commercial and industrial	80	32	—	32	90	42	—	42
Total impaired loans	$242,330	$212,371	$(9,048)	$203,323	$244,574	$213,663	$(9,378)	$204,285

The following table sets forth the average recorded investment, interest income recognized and cash basis interest income related to our impaired loans by segment and class for the periods indicated.

	For the Three Months Ended March 31,
	2017			2016
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$15,144	$153	$156	$29,462	$189	$186
Full documentation amortizing	80,414	624	614	64,858	494	478
Reduced documentation interest-only	19,382	111	103	43,118	391	385
Reduced documentation amortizing	74,107	757	738	57,203	525	529
Multi-family	1,941	26	26	6,813	67	79
Commercial real estate	1,133	34	30	3,875	6	7
Consumer and other loans:
Home equity lines of credit	3,973	13	13	4,753	5	9
Without an allowance recorded:
Mortgage loans:
Residential:
Reduced documentation amortizing	2,645	23	21	—	—	—
Multi-family	4,645	51	55	13,375	152	149
Commercial real estate	9,598	128	129	10,206	166	171
Consumer and other loans:
Commercial and industrial	37	2	2	—	—	—
Total impaired loans	$213,019	$1,922	$1,887	$233,663	$1,995	$1,993

The following table sets forth information about our mortgage loans receivable by segment and class at March 31, 2017 and 2016 which were modified in a troubled debt restructuring, or TDR, during the periods indicated. Modifications in a TDR for the three months ended March 31, 2017 included interest rate modifications of $1.7 million. In addition, $884,000 of loans at March 31, 2017 were classified as TDRs as a result of relief granted under Chapter 7 bankruptcy filings.

	Modifications During the Three Months Ended March 31,
	2017			2016
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at March 31, 2017	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at March 31, 2016
Residential:
Full documentation interest-only	1	$196	$189	4	$888	$889
Full documentation amortizing	2	485	482	2	591	589
Reduced documentation interest-only	3	1,121	1,099	3	1,691	1,686
Reduced documentation amortizing	4	795	788	3	995	985
Total	10	$2,597	$2,558	12	$4,165	$4,149

The following table sets forth information about our mortgage loans receivable by segment and class at March 31, 2017 and 2016 which were modified in a TDR during the twelve month periods ended March 31, 2017 and 2016 and had a subsequent payment default during the periods indicated.

	For the Three Months Ended March 31,
	2017		2016
(Dollars In Thousands)	Number of Loans	Recorded Investment at March 31, 2017	Number of Loans	Recorded Investment at March 31, 2016
Residential:
Full documentation interest-only	3	$1,078	2	$533
Full documentation amortizing	4	1,566	2	408
Reduced documentation interest-only	2	1,063	4	1,947
Reduced documentation amortizing	—	—	1	288
Total	9	$3,707	9	$3,176

Included in loans receivable at March 31, 2017 are loans in the process of foreclosure collateralized by residential real estate property with a recorded investment of $75.0 million.

For additional information regarding our loans receivable and allowance for loan losses, see “Asset Quality” and “Critical Accounting Policies” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

5.    Securities Sold Under Agreements to Repurchase

The following table details the remaining contractual maturities of our agreements to repurchase, or repo agreements, at March 31, 2017.

Year	Amount
	(In Thousands)
2018	$200,000
2019	600,000
2020	300,000
Total	$1,100,000	(1)

(1)	Callable within the next three months and on a quarterly basis thereafter.

The outstanding repo agreements at March 31, 2017 were fixed rate and collateralized by GSE securities, of which 82% were residential mortgage-backed securities and 18% were obligations of GSEs. Securities collateralizing these agreements are classified as encumbered securities in the consolidated statements of financial condition. The amount of excess collateral required is governed by each individual contract. The primary risk associated with these secured borrowings is the requirement to pledge a market value based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with our policies, criteria for eligible counterparties has been established and excess collateral pledged is monitored to minimize our exposure.

6.    Earnings Per Common Share

The following table is a reconciliation of basic and diluted earnings per common share, or EPS.

	For the Three Months Ended March 31,
(In Thousands, Except Share Data)	2017	2016
Net income	$14,407	$18,565
Preferred stock dividends	(2,194)	(2,194)
Net income available to common shareholders	12,213	16,371
Income allocated to participating securities	(80)	(135)
Net income allocated to common shareholders	$12,133	$16,236

Basic weighted average common shares outstanding	100,585,603	100,368,931
Dilutive effect of stock options and restricted stock units (1) (2)	—	—
Diluted weighted average common shares outstanding	100,585,603	100,368,931

Basic EPS	$0.12	$0.16
Diluted EPS	$0.12	$0.16

(1)
Excludes options to purchase 933 shares of common stock which were outstanding during the three months ended March 31, 2017 and options to purchase 6,989 shares of common stock which were outstanding during the three months ended March 31, 2016 because their inclusion would be anti-dilutive.

(2)
Excludes 490,387 unvested restricted stock units which were outstanding during the three months ended March 31, 2017 and 747,132 unvested restricted stock units which were outstanding during the three months ended March 31, 2016 because the performance conditions have not been satisfied.

7.    Other Comprehensive Income/Loss

The following tables set forth the components of accumulated other comprehensive loss, net of related tax effects, at the dates indicated and the changes during the three months ended March 31, 2017 and 2016.

(In Thousands)	At December 31, 2016	Other Comprehensive (Loss) Income	At March 31, 2017
Net unrealized gain on securities available-for-sale	$2,261	$(432)	$1,829
Net actuarial loss on pension plans and other postretirement benefits	(56,207)	371	(55,836)
Prior service cost on pension plans and other postretirement benefits	(2,935)	29	(2,906)
Accumulated other comprehensive loss	$(56,881)	$(32)	$(56,913)

(In Thousands)	At December 31, 2015	Other Comprehensive Income	At March 31, 2016
Net unrealized gain on securities available-for-sale	$2,827	$3,985	$6,812
Net actuarial loss on pension plans and other postretirement benefits	(58,396)	397	(57,999)
Prior service cost on pension plans and other postretirement benefits	(3,048)	28	(3,020)
Accumulated other comprehensive loss	$(58,617)	$4,410	$(54,207)

The following tables set forth the components of other comprehensive income/loss for the periods indicated.

	For the Three Months Ended March 31, 2017
(In Thousands)	Before Tax Amount	Income Tax Benefit (Expense)	After Tax Amount
Net unrealized holding loss on securities available-for-sale arising during the period	$(724)	$292	$(432)
Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	623	(252)	371
Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	48	(19)	29
Other comprehensive loss	$(53)	$21	$(32)

	For the Three Months Ended March 31, 2016
(In Thousands)	Before Tax Amount	Income Tax (Expense) Benefit	After Tax Amount
Net unrealized gain on securities available-for-sale:
Net unrealized holding gain on securities arising during the period	$6,774	$(2,738)	$4,036
Reclassification adjustment for gain on sales of securities included in net income	(86)	35	(51)
Net unrealized gain on securities available-for-sale	6,688	(2,703)	3,985
Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	667	(270)	397
Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	47	(19)	28
Other comprehensive income	$7,402	$(2,992)	$4,410

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to, and the affected line items in, the consolidated statements of income for the periods indicated.

	For the Three Months Ended March 31,		Income Statement Line Item
(In Thousands)	2017	2016
Reclassification adjustment for gain on sales of securities	$—	$86	Gain on sales of securities
Reclassification adjustment for net actuarial loss (1)	(623)	(667)	Compensation and benefits
Reclassification adjustment for prior service cost (1)	(48)	(47)	Compensation and benefits
Total reclassifications, before tax	(671)	(628)
Income tax effect	271	254	Income tax expense
Total reclassifications, net of tax	$(400)	$(374)	Net income

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

	Pension Benefits		Other Postretirement Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
(In Thousands)	2017	2016	2017	2016
Service cost	$—	$—	$490	$472
Interest cost	2,430	2,536	255	263
Expected return on plan assets	(3,097)	(3,058)	—	—
Recognized net actuarial loss (gain)	722	734	(99)	(67)
Amortization of prior service cost	48	47	—	—
Settlement	61	—	—	—
Net periodic cost	$164	$259	$646	$668

9.    Stock Incentive Plans

During the three months ended March 31, 2017, 504,252 shares of restricted common stock were granted to select officers under the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2014 Employee Stock Plan, all of which remain outstanding at March 31, 2017 and vest one-third per year beginning in December 2017.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2014 Employee Stock Plan, all restricted common stock granted pursuant to such plan immediately vests.

During the three months ended March 31, 2017, 17,532 shares of restricted common stock were granted to directors under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, all of which remain outstanding at March 31, 2017 and vest 100% in January 2020, although awards immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.

The following table summarizes restricted common stock and performance-based restricted stock unit activity in our stock incentive plans for the three months ended March 31, 2017.

	Restricted Common Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2017	639,329	$14.40	705,600		$12.41
Granted	521,784	19.80	—		—
Vested	(21,790)	(12.62)	—		—
Forfeited	(2,910)	(14.85)	(1,000)		(12.64)
Expired	—	—	(327,800)	(1)	(12.14)
Unvested at March 31, 2017	1,136,413	16.91	376,800		12.64

(1)	Expired on February 1, 2017. Performance-based conditions were not achieved.

Stock-based compensation expense is recognized on a straight-line basis over the vesting period and totaled $1.0 million, net of taxes of $697,000, for the three months ended March 31, 2017 and $942,000, net of taxes of $639,000, for the three months ended March 31, 2016. At March 31, 2017, pre-tax compensation cost related to all unvested awards of restricted common stock and restricted stock units not yet recognized totaled $17.4 million and will be recognized over a weighted average period of approximately 2.2 years, which excludes $2.4 million of pre-tax compensation cost related to 188,400 performance-based restricted stock units granted in 2015, for which compensation cost will begin to be recognized when the achievement of the performance conditions becomes probable.

10.    Investments in Affordable Housing Limited Partnerships

As part of our community reinvestment initiatives, we invest in affordable housing limited partnerships that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits and other tax benefits for these investments.

Our investment in affordable housing limited partnerships, reflected in other assets in the consolidated statements of financial condition, totaled $15.1 million at March 31, 2017 and $15.7 million at December 31, 2016. Our funding obligation related to such investments, reflected in other liabilities in the consolidated statements of financial condition, totaled $12.0 million at March 31, 2017 and December 31, 2016. Funding installments are due on an "as needed" basis, currently projected over the next two years, the timing of which cannot be estimated.

Expense related to our investments in affordable housing limited partnerships totaled $653,000 for the three months ended March 31, 2017, which was included in income tax expense in the consolidated statements of income. Such expense totaled $352,000 for the three months ended March 31, 2016, which was included in other non-interest expense in the consolidated statements of income. Affordable housing tax credits and other tax benefits recognized as a component of income tax expense in the consolidated statements of income totaled $590,000 for the three months ended March 31, 2017 and $390,000 for the three months ended March 31, 2016.

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

The required minimum Conservation Buffer began to be phased in incrementally, starting at 0.625% on January 1, 2016, increased to 1.25% on January 1, 2017 and will increase to 1.875% on January 1, 2018 and 2.5% on January 1, 2019. The Final Capital Rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met.

At March 31, 2017, the capital levels of both Astoria Financial Corporation and Astoria Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both Astoria Financial Corporation and Astoria Bank at March 31, 2017 also exceeded the minimum capital requirements shown in the table below including the currently applicable Conservation Buffer of 1.25%. The following table sets forth information regarding the regulatory capital requirements applicable to Astoria Financial Corporation and Astoria Bank.

	At March 31, 2017
	Actual		Minimum Capital Requirements		Minimum Capital Requirements with Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Astoria Financial Corporation:
Tier 1 leverage	$1,583,061	11.12%	$569,684	4.00%	N/A	N/A	$712,105	5.00%
Common equity tier 1 risk-based	1,455,879	18.02	363,516	4.50	$464,492	5.75%	525,078	6.50
Tier 1 risk-based	1,583,061	19.60	484,688	6.00	585,664	7.25	646,250	8.00
Total risk-based	1,665,994	20.62	646,250	8.00	747,227	9.25	807,813	10.00

Astoria Bank:
Tier 1 leverage	$1,762,569	12.44%	$566,931	4.00%	N/A	N/A	$708,664	5.00%
Common equity tier 1 risk-based	1,762,569	21.86	362,844	4.50	$463,634	5.75%	524,108	6.50
Tier 1 risk-based	1,762,569	21.86	483,792	6.00	584,582	7.25	645,056	8.00
Total risk-based	1,845,502	22.89	645,056	8.00	745,846	9.25	806,320	10.00

	At December 31, 2016
	Actual		Minimum Capital Requirements		Minimum Capital Requirements with Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Astoria Financial Corporation:
Tier 1 leverage	$1,572,750	10.85%	$579,829	4.00%	N/A	N/A	$724,786	5.00%
Common equity tier 1 risk-based	1,448,341	17.29	376,857	4.50	$429,199	5.125%	544,350	6.50
Tier 1 risk-based	1,572,750	18.78	502,477	6.00	554,818	6.625	669,969	8.00
Total risk-based	1,659,221	19.81	669,969	8.00	722,310	8.625	837,461	10.00

Astoria Bank:
Tier 1 leverage	$1,742,580	12.09%	$576,660	4.00%	N/A	N/A	$720,825	5.00%
Common equity tier 1 risk-based	1,742,580	20.85	376,129	4.50	$428,369	5.125%	543,297	6.50
Tier 1 risk-based	1,742,580	20.85	501,505	6.00	553,745	6.625	668,673	8.00
Total risk-based	1,829,051	21.88	668,673	8.00	720,913	8.625	835,841	10.00

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

	Carrying Value at March 31, 2017
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$227,292	$—	$227,292
Non-GSE issuance REMICs and CMOs	1,136	—	1,136
GSE pass-through certificates	8,576	—	8,576
Obligations of GSEs	28,893	—	28,893
Fannie Mae stock	2	2	—
Total securities available-for-sale	$265,899	$2	$265,897

	Carrying Value at December 31, 2016
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$240,793	$—	$240,793
Non-GSE issuance REMICs and CMOs	1,443	—	1,443
GSE pass-through certificates	8,930	—	8,930
Obligations of GSEs	28,875	—	28,875
Fannie Mae stock	4	4	—
Total securities available-for-sale	$280,045	$4	$280,041

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

Residential mortgage-backed securities
Residential mortgage-backed securities comprised 89% of our securities available-for-sale portfolio at March 31, 2017 and 90% at December 31, 2016.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including options based pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  GSE securities, for which an active market exists for similar securities making observable inputs readily available, comprised 100% of our available-for-sale residential mortgage-backed securities portfolio at March 31, 2017 and 99% at December 31, 2016.

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

Obligations of GSEs
Obligations of GSEs comprised 11% of our securities available-for-sale portfolio at March 31, 2017 and 10% at December 31, 2016 and consisted of debt securities issued by GSEs.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service gathers information from market sources and integrates relative credit information, observed market movements and sector news into their pricing applications and models. Spread scales, representing credit risk, are created and are based on the new issue market, secondary trading and dealer quotes.  Option adjusted spread, or OAS, models are incorporated to adjust spreads of issues that have early redemption features. Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

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

	Carrying Value
(In Thousands)	At March 31, 2017	At December 31, 2016
Non-performing loans held-for-sale, net	$141	$143
Impaired loans	124,766	124,101
MSR, net	10,237	10,130
REO, net	13,500	14,428
Total	$148,644	$148,802

The following table provides information regarding the gains (losses) recognized on our assets measured at fair value on a non-recurring basis for the periods indicated.

	For the Three Months Ended March 31,
(In Thousands)	2017	2016
Non-performing loans held-for-sale, net (1)	$—	$—
Impaired loans (2)	(1,704)	(1,858)
MSR, net (3)	215	(877)
REO, net (4)	(623)	(250)
Total	$(2,112)	$(2,985)

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

Loans held-for-sale, net (non-performing loans held-for-sale)
Fair values of non-performing loans held-for-sale are estimated through either preliminary bids from potential purchasers of the loans or the estimated fair value of the underlying collateral discounted for factors necessary to solicit acceptable bids, and adjusted as necessary based on management’s experience with sales of similar types of loans and, as such, are classified as Level 3.  At March 31, 2017 and December 31, 2016, we held- for-sale one non-performing multi-family mortgage loan.

Loans receivable, net (impaired loans)
Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans were comprised of 90% residential mortgage loans, 8% multi-family and commercial real estate mortgage loans and 2% home equity lines of credit at March 31, 2017 and December 31, 2016.  Impaired loans for which a fair value adjustment was recognized were comprised of 91% residential mortgage loans, 8% multi-family and commercial real estate mortgage loans and 1% home equity lines of credit at March 31, 2017 and 90% residential mortgage loans, 9% multi-family and commercial real estate mortgage loans and 1% home equity lines of credit at December 31, 2016.  Our impaired loans are generally collateral dependent and, as such, are generally carried at the estimated fair value of the underlying collateral less estimated selling costs.

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

MSR, net
The right to service loans for others is generally obtained through the sale of residential mortgage loans with servicing retained.  MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At March 31, 2017, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.93%, a weighted average constant prepayment rate on mortgages of 10.24% and a weighted average life of 6.1 years.  At December 31, 2016, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.94%, a weighted average constant prepayment rate on mortgages of 10.63% and a weighted average life of 6.0 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

REO, net
REO represents real estate acquired through foreclosure or by deed in lieu of foreclosure. All of our REO consisted of residential properties at March 31, 2017 and December 31, 2016. REO is initially recorded at estimated fair value less estimated selling costs.  Thereafter, we maintain a valuation allowance representing decreases in the properties' estimated fair value. The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

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

	At March 31, 2017
	Carrying Value	Estimated Fair Value
(In Thousands)		Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,769,376	$2,721,723	$2,721,723	$—
FHLB-NY stock	107,166	107,166	107,166	—
Loans held-for-sale, net (1)	6,236	6,360	—	6,360
Loans receivable, net (1)	10,118,466	10,097,856	—	10,097,856
MSR, net (1)	10,237	10,240	—	10,240
Financial Liabilities:
Deposits	8,990,247	8,998,724	8,998,724	—
Borrowings, net	3,244,885	3,339,515	3,339,515	—

	At December 31, 2016
	Carrying Value	Estimated Fair Value
(In Thousands)		Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,740,132	$2,690,546	$2,690,546	$—
FHLB-NY stock	124,807	124,807	124,807	—
Loans held-for-sale, net (1)	11,584	11,589	—	11,589
Loans receivable, net (1)	10,331,087	10,318,246	—	10,318,246
MSR, net (1)	10,130	10,133	—	10,133
Financial Liabilities:
Deposits	8,877,055	8,887,745	8,887,745	—
Borrowings, net	3,634,752	3,747,657	3,747,657	—
_______________________________________________________

(1)	Includes assets measured at fair value on a non-recurring basis.

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

New York Community Bancorp, Inc. Merger-related Litigation
Following the announcement of the execution of the Agreement and Plan of Merger with New York Community Bancorp, Inc., or NYCB, on October 28, 2015, referred to as the NYCB Merger Agreement, six lawsuits challenging the proposed merger with NYCB, or the NYCB Merger, were filed in the Supreme Court of the State of New York, County of Nassau. These actions were captioned: (1) Sandra E. Weiss IRA v. Chrin, et al., Index No. 607132/2015 (filed November 4, 2015); (2) Raul v. Palleschi, et al., Index No. 607238/2015 (filed November 6, 2015); (3) Lowinger v. Redman, et al., Index No. 607268/2015 (filed November 9, 2015); (4) Minzer v. Astoria Fin. Corp., et al., Index No. 607358/2015 (filed November 12, 2015); (5) MSS 12-09 Trust v. Palleschi, et al., Index No. 607472/2015 (filed November 13, 2015); and (6)

The Firemen’s Retirement System of St. Louis v. Keegan, et al., Index No. 607612/2015 (filed November 23, 2015). On January 15, 2016, the court consolidated the New York lawsuits under the caption In re Astoria Financial Corporation Shareholders Litigation, Index No. 607132/2015. Each of the lawsuits was a putative class action filed on behalf of the stockholders of Astoria and named as defendants Astoria, its directors and NYCB, or collectively, the defendants. The NYCB Merger Agreement was terminated effective January 1, 2017.

On February 23, 2017, in light of the termination of the NYCB Merger Agreement, the defendants and the plaintiffs agreed to voluntarily discontinue the consolidated lawsuits without prejudice and without any costs to any party. For additional information regarding the NYCB Merger-related litigation, see Part I, Item 3, “Legal Proceedings,” in our 2016 Annual Report on Form 10-K.

Sterling Merger-related Litigation
Following the announcement of the execution of the Sterling Merger Agreement, a number of lawsuits challenging the proposed Sterling Merger were filed: (1) MSS 1209 Trust v. Astoria Financial Corporation, et al, Index No. 602161/2017, filed March 13, 2017 in the Supreme Court of the State of New York, County of Nassau, or the MSS Complaint; (2) Parshall v. Astoria Financial Corporation, et al, Case No. 2:17-cv-02165, filed April 10, 2017 in the United States District Court for the Eastern District of New York, or the Parshall Complaint; (3) Minzer v. Astoria Financial Corporation, et al., Case No. 2017-0284, filed April 12, 2017 in the Court of Chancery of the State of Delaware, or the Minzer Complaint; (4) O’Connell v. Astoria Financial Corporation, et al., Index No. 603703/2017, filed April 28, 2017 in the Supreme Court of the State of New York, County of Nassau, or the O’Connell Complaint, and together with the MSS Complaint and the Minzer Complaint, the State Court Complaints; and (5) Jenkins v. Astoria Financial Corporation, et al., filed May 2, 2017 in the United States District Court for the Eastern District of New York, or the Jenkins Complaint, and together with the Parshall Complaint, the Federal Complaints. Each of these lawsuits is a putative class action filed on behalf of stockholders of Astoria and names as defendants Astoria, its directors and Sterling.

The State Court Complaints generally allege that the directors of Astoria breached their fiduciary duties in connection with their approval of the Sterling Merger Agreement because they failed to properly value Astoria and to take steps to maximize value to Astoria’s public stockholders, resulting in inadequate merger consideration. The State Court Complaints further variously allege that the directors of Astoria approved the Sterling Merger through a flawed sales process, alleging the absence of a competitive sales process and that the process was tainted by certain alleged conflicts of interest on the part of the Astoria directors. The State Court Complaints also allege that the directors of Astoria breached their fiduciary duties because they agreed to unreasonable deal protection devices that allegedly preclude other bidders from making a successful competing offer for Astoria, including, among others, a no solicitation provision that allegedly prevents other buyers from participating in discussions which may lead to a superior proposal, a recurring and unlimited information rights provision, which allegedly gives Astoria 24 hours to provide Sterling unfettered access to confidential, non-public information about competing proposals from third parties, and a provision that requires Astoria to pay Sterling a termination fee of $75.7 million under certain circumstances. The State Court Complaints further allege that Sterling aided and abetted the alleged fiduciary breaches by the Astoria Board of Directors.

The Federal Complaints variously allege that the defendants violated federal securities laws by disseminating a registration statement that omits material information with respect to the Sterling Merger, including because it allegedly omits material information regarding Astoria’s and Sterling’s financial projections and financial analyses performed by their respective financial advisors, as well as material information regarding the process leading to the proposed Sterling Merger. The O’Connell Complaint and the Minzer Complaint also allege that the registration statement is materially misleading.

Plaintiffs in the state and federal actions seek, among other things, an order enjoining completion of the proposed Sterling Merger, additional disclosure, rescission of the transaction or rescissory damages if the Sterling Merger is consummated, and an award of costs and attorneys’ fees.

In addition, on April 26, 2017, a lawsuit challenging the proposed Sterling Merger was filed in the Supreme Court of the State of New York, County of Rockland, Garfield v. Sterling Bancorp, et al, Index No. 031888/2017. This lawsuit is also a putative class action, but was brought on behalf of the stockholders of Sterling and names Sterling, its directors, and Astoria as defendants. The complaint alleges, among other things, that Astoria has aided and abetted a breach of the Sterling directors’ fiduciary duty of candor by jointly filing a materially deficient and misleading proxy statement. The complaint states that plaintiffs are seeking an order, requiring, among other things, the defendants to cause Sterling to make corrective and complete disclosures on the proxy statement, or enjoinment and unwinding of the proposed Sterling Merger Agreement if they do not, and an award of rescissory and other damages to plaintiffs, including attorneys’ fees and costs.

The defendants believe these actions are without merit. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at March 31, 2017 with respect to these matters.

Other potential plaintiffs may file additional lawsuits challenging the proposed Sterling Merger. The outcome of the pending and any additional future litigation is uncertain. If the cases are not resolved, these lawsuits could result in substantial costs to Astoria, including any costs associated with the indemnification of Astoria’s directors and officers. No assurance can be given at this time that the litigation against us will be resolved in our favor, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment,” as an update for entities that perform an annual goodwill impairment test. This update eliminates Step 2 from the goodwill impairment test and allows companies to measure impairment by comparing the fair value of a reporting unit with its carrying amount. Thus, an entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The new standard is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We continue to evaluate the impact of ASU 2017-04, but the adoption is not expected to have a material effect on our consolidated statements of condition or results of operations.

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

Forward-looking statements are based on various assumptions and analyses made by us in light of our management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  These factors include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond our control;

•	increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment;

•	changes in deposit flows, loan demand or collateral values;

•	changes in accounting principles, policies or guidelines;

•	changes in general economic conditions, either nationally or locally in some or all areas in which we do business, or conditions in the real estate or securities markets or the banking industry;

•	legislative or regulatory changes, including those that may be implemented by the new administration in Washington, D.C.;

•	supervision and examination by the OCC, the FRB and the Consumer Financial Protection Bureau;

•	effects of changes in existing U.S. government or government-sponsored mortgage programs;

•	our ability to successfully implement technological changes;

•	our ability to successfully consummate new business initiatives;

•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future;

•	our ability to implement enhanced risk management policies, procedures and controls commensurate with shifts in our business strategies and regulatory expectations;

•
the actual results of the proposed Sterling Merger could vary materially as a result of a number of factors, including the possibility that various closing conditions for the transaction may not be satisfied or waived, and the Sterling Merger Agreement could be terminated under certain circumstances;

•	the potential impact of the proposed Sterling Merger on relationships with third parties, including customers, employees and competitors; and

•	delays in closing the Sterling Merger.

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

We are impacted by both national and regional economic factors, with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut. Although U.S. economic activity has been expanding at a moderate pace since mid-2016, the operating environment continues to remain challenging. Interest rates have been at or near historical lows, despite the December 2016 and March 2017 actions by the Federal Open Market Committee, or FOMC, to raise the federal funds interest rate by 25 basis points in each instance. Long term interest rates have been volatile during the past year and sensitive to varied economic data, the uncertainty of the impact of the FOMC's rate increases and the divergence in monetary policy of the FOMC and its global counterparts. For example, the ten-year U.S. Treasury rate ranged between a high of 2.62% and a low of 1.36% throughout 2016, even though it began 2016 at 2.27% and ended it at 2.44%. During the first quarter of 2017, the ten-year U.S. Treasury rate has stabilized and was 2.39% at March 31, 2017. The national unemployment rate decreased to 4.5% for March 2017, compared to 4.7% for December 2016, and new job growth has been solid in recent months.

Net income available to common shareholders for the three months ended March 31, 2017 decreased compared to the three months ended March 31, 2016. The decrease was primarily attributable to a decline in net interest income and an increase in non-interest expense, partially offset by reduced income tax expense. The increase in non-interest expense was primarily due to a $4.0 million one-time charge associated with the recognition of the anticipated settlement cost related to lease obligations in connection with the residential lending team being relocated to other existing office space.

Net interest income for the three months ended March 31, 2017 decreased compared to the three months ended March 31, 2016. The decline was primarily due to a reduction in our residential mortgage loan portfolio, as well as declines in both the balance and average yield on our multi-family and commercial real estate mortgage loan portfolio.

The provision for loan losses credited to operations for the three months ended March 31, 2017 totaled $2.5 million compared to $3.1 million for the three months ended March 31, 2016. The allowance for loan losses totaled $82.5 million at March 31, 2017, compared to $86.1 million at December 31, 2016. The reduction in the allowance for loan losses at March 31, 2017 compared to December 31, 2016, and the provision credited to operations for the three months ended March 31, 2017, reflects the results of our quarterly review of the adequacy of the allowance for loan losses. Changes in the size and composition of our loan portfolio resulted in reduced reserve needs in the 2017 first quarter. We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the continued improvement in our loan loss experience, as well as improved asset quality in our loan portfolio as a result of reductions in the balances of certain loan classes we believe bear higher risk, the quality of our loan originations and the contraction of the overall loan portfolio.

Non-interest income increased slightly for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, reflecting an increase in mortgage banking income, net, partially offset by declines in customer service fee income and other income. Non-interest expense increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, reflecting an increase in other expense and occupancy, equipment and systems expense, partially offset by reductions in compensation and benefits expense, federal deposit insurance premium expense and advertising expense. The increase in other expense was primarily due to a $4.0 million one-time charge associated with the recognition of the anticipated settlement cost related to lease obligations in connection with the residential lending team being relocated to other existing office space.

Total assets declined during the three months ended March 31, 2017, primarily due to decreases in our residential, multi-family and commercial real estate mortgage loan portfolios. The continued overall balance sheet decline reflects primarily the prolonged low interest rate environment which caused an excess of loan repayments over originations and purchases during the three months ended March 31, 2017 within the mortgage loan portfolios, particularly as it relates to residential loans. With respect to our multi-family and commercial real estate lending, the higher interest rate environment in the first quarter of 2017 as compared with the same period in 2016, had the effect of reducing refinancing activities by borrowers. In addition, we believe that market perceptions of Astoria's merger activities served to dampen opportunities for new business growth in the multi-family and commercial real estate portfolios.

As a result of a decrease in our loan portfolios, borrowed funds declined during the three months ended March 31, 2017. An increase in core deposits also served to reduce borrowing needs. The growth in core deposits reflected increases in money market, checking and savings accounts. At March 31, 2017, core deposits represented 82% of total deposits, unchanged from December 31, 2016. Total deposits included $1.16 billion of business deposits at March 31, 2017, an increase of 7% since December 31, 2016, substantially all of which were core deposits, reflecting the expansion of our business banking operations, a significant component of the strategic shift in our balance sheet. We expect that the continued growth of our business banking operations should allow us to continue to grow our low cost core deposits.

Stockholders’ equity increased to $1.72 billion as of March 31, 2017 compared to $1.71 billion as of December 31, 2016. The increase was primarily the result of earnings in excess of dividends on our common and preferred stock and stock-based compensation recognized during the three months ended March 31, 2017.

Merger Agreement with Sterling Bancorp

On March 6, 2017, Astoria entered into the Sterling Merger Agreement. The Sterling Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Astoria will merge with and into Sterling, with Sterling as the surviving corporation. Immediately following the consummation of the Sterling Merger, Astoria’s wholly owned subsidiary, Astoria Bank, will merge with and into Sterling’s wholly owned subsidiary, Sterling National Bank. Sterling National Bank will be the surviving entity in the Sterling Bank Merger. The Sterling Merger Agreement was unanimously approved and adopted by the Board of Directors of each of Astoria and Sterling.

Subject to the terms and conditions of the Sterling Merger Agreement, at the Effective Time of the Sterling Merger, Astoria stockholders will have the right to receive 0.875 shares of Sterling Common Stock for each share of Astoria Common Stock. Also in the Sterling Merger, each share of Astoria 6.50% Non-Cumulative Perpetual Preferred Stock, Series C, par value $1.00 per share, with a liquidation preference of $1,000 per share, issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive one share of Sterling 6.50% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share.

The Sterling Merger Agreement contains customary representations and warranties from both Astoria and Sterling, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of Astoria’s and Sterling’s businesses during the interim period between the execution of the Sterling Merger Agreement and the Effective Time, (2) the obligation of Sterling to call a meeting of its stockholders to adopt the Sterling Merger Agreement and approve an amendment to its charter to increase the authorized shares of Sterling Common Stock from 190 million to 310 million, and, subject to certain exceptions, to recommend that its stockholders adopt the Sterling Merger Agreement and the transactions contemplated thereby, (3) the obligation of Astoria to call a meeting of its stockholders to adopt the Sterling Merger Agreement, and, subject to certain exceptions, to recommend that its stockholders adopt the Sterling Merger Agreement, and (4) Astoria’s non-solicitation obligations relating to alternative acquisition proposals. Astoria and Sterling have agreed to use their reasonable best efforts to prepare and file all applications, notices, and other documents to obtain all necessary consents and approvals for consummation of the transactions contemplated by the Sterling Merger Agreement.

The completion of the Sterling Merger is subject to customary conditions, including (1) adoption of the Sterling Merger Agreement by Astoria’s stockholders, (2) adoption of the Sterling Merger Agreement and approval of the Sterling charter amendment by Sterling’s stockholders, (3) authorization for listing on the New York Stock Exchange of the shares of Sterling Common Stock to be issued in the Sterling Merger, (4) the receipt of required regulatory approvals, including the approval of the FRB and the OCC, (5) effectiveness of the registration statement on Form S-4 for the Sterling Common Stock to be issued in the Sterling Merger, and (6) the absence of any order, injunction or other legal restraint preventing the completion of the Sterling Merger or making the completion of the Sterling Merger illegal. The registration statement on Form S-4 for the Sterling Common Stock to be issued in the Sterling Merger was filed on April 5, 2017 and was declared effective by the SEC on April 28, 2017. Special meetings of Astoria’s and Sterling’s respective stockholders are scheduled to be held on June 13, 2017, at which Astoria’s stockholders will vote on the Sterling Merger Agreement and Sterling’s stockholders will vote on the Sterling Merger Agreement and the Sterling charter amendment. In addition, all applications and notices necessary to obtain the required regulatory approvals to complete the Sterling Merger have been submitted or sent by Astoria or Sterling.

Each party’s obligation to complete the Sterling Merger is also subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (2) performance in all material respect by the other party of its obligations under the Sterling Merger Agreement, and (3) receipt by such party of an opinion from its counsel to the effect that the Sterling Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

The Sterling Merger Agreement also provides certain termination rights for both Astoria and Sterling and further provides that a termination fee of $75.7 million will be payable by either Astoria or Sterling, as applicable, upon termination of the Sterling Merger Agreement under certain circumstances.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of our 2016 Annual Report on Form 10-K, as supplemented by this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR, judgments regarding goodwill and securities impairment and the estimates related to income taxes and our pension plans and other postretirement benefits are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions and estimates about highly uncertain matters.  Actual results may differ from our assumptions, estimates and judgments.  The use of different assumptions, estimates and judgments could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section of our 2016 Annual Report on Form 10-K.

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

Based on our evaluation of the composition and size of our loan portfolio, the levels and composition of delinquent and non-performing loans, our loss history, the housing and real estate markets and the current economic environment, we determined that an allowance for loan losses of $82.5 million was appropriate at March 31, 2017, compared to $86.1 million at December 31, 2016. The provision for loan losses credited to operations totaled $2.5 million for the three months ended March 31, 2017.

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

For additional information regarding our allowance for loan losses, see “Provision for Loan Losses Credited to Operations” and “Asset Quality” in this document and Part II, Item 7, “MD&A,” in our 2016 Annual Report on Form 10-K.

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

At March 31, 2017, our MSR had a carrying value of $10.2 million, net of a valuation allowance of $2.0 million, which approximated the estimated fair value based on expected future cash flows considering a weighted average discount rate of 9.93%, a weighted average constant prepayment rate on mortgages of 10.24% and a weighted average life of 6.1 years. At December 31, 2016, our MSR had a carrying value of $10.1 million, net of a valuation allowance of $2.2 million, which approximated the estimated fair value based on expected future cash flows considering a weighted average discount rate of 9.94%, a weighted average constant prepayment rate on mortgages of 10.63% and a weighted average life of 6.0 years.

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

At March 31, 2017, the carrying amount of our goodwill totaled $185.2 million. As of September 30, 2016, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

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

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer. GSE issuance mortgage-backed securities comprised 84% of our securities portfolio at March 31, 2017. Non-GSE issuance mortgage-backed securities at March 31, 2017 comprised less than 1% of our securities portfolio and had an amortized cost of $1.3 million, with 86% classified as available-for-sale and 14% classified as held-to-maturity. Our non-GSE issuance securities are primarily investment grade securities and have performed similarly to our GSE issuance securities. Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices. The balance of our securities portfolio is primarily comprised of debt securities issued by GSEs.

The fair value of our securities portfolio is primarily impacted by changes in interest rates. We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to hold the securities. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes. At March 31, 2017, we held 195 securities with an estimated fair value totaling $2.2 billion which had an unrealized loss totaling $58.2 million. Of the securities in an unrealized loss position at March 31, 2017, $272.1 million, with an unrealized loss of $9.6 million, had been in a continuous unrealized loss position for 12 months or longer. At March 31, 2017, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

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

Our income tax expense consists of income taxes that are currently payable and deferred income taxes. We also maintain a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty and evaluate each of our tax positions and strategies to determine whether the reserve continues to be appropriate. Accruals of interest and penalties related to unrecognized tax benefits are recognized in income tax expense. Our current income tax expense approximates taxes to be paid or refunded for the current period. Our deferred income tax expense results from changes in our deferred tax assets and liabilities between periods. Deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and net operating loss carryforwards. We assess our deferred tax assets and establish a valuation allowance if realization of a deferred tax asset is not considered to be more likely than not. We evaluate the recoverability of these future tax deductions by assessing the adequacy of expected taxable income from all sources, including taxable income in carryback years, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of taxable income rely heavily on estimates and we use our historical experience and our short- and long-range business forecasts in making such estimates. We have recorded deferred tax assets, net of deferred tax liabilities, of $94.5 million at March 31, 2017, compared to $93.1 million at December 31, 2016, with no valuation allowance being appropriate for either period. We believe that our historical and future results of operations, and tax planning strategies which could be employed, will more likely than not generate sufficient taxable income to enable us to realize our net deferred tax assets. If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we would adjust our valuation allowances in the period that our change in judgment occurs and record a corresponding increase or charge to income.

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

For further information on the actuarial assumptions used for our pension benefits and other postretirement benefit plans, see Note 14 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” in our 2016 Annual Report on Form 10-K.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. Principal payments on loans and securities decreased to $647.2 million for the three months ended March 31, 2017, compared to $700.5 million for the three months ended March 31, 2016.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $31.0 million for the three months ended March 31, 2017 and $27.4 million for the three months ended March 31, 2016. Deposits increased $113.2 million during the three months ended March 31, 2017 and decreased $54.5 million during the three months ended March 31, 2016. The increase for the three months ended March 31, 2017 was due to a net increase in core deposits, partially offset by a decrease in certificates of deposit. The decrease in deposits for the three months ended March 31, 2016 was due to a decrease in certificates of deposit, partially offset by a net increase in core deposits. During the three months ended March 31, 2017 and 2016, we continued to allow high cost certificates of deposit to run off. Total deposits included business deposits of $1.16 billion at March 31, 2017, an increase of $75.6 million since December 31, 2016. At March 31, 2017, core deposits represented 82% of total deposits. We have continued

our efforts to reposition the liability mix of our balance sheet, reducing the balance of high cost certificates of deposit and increasing the balance of low cost core deposits. Net borrowings decreased $389.9 million during the three months ended March 31, 2017 compared to a decrease of $64.9 million during the three months ended March 31, 2016. The decrease in net borrowings for the three months ended March 31, 2017 was due to reduced funding needs for the quarter.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities. Gross mortgage loans originated and purchased for portfolio during the three months ended March 31, 2017 totaled $230.8 million, of which $95.0 million were multi-family and commercial real estate mortgage loan originations, $77.1 million were residential mortgage loan originations and $58.7 million were purchases of individual residential mortgage loans through our third party loan origination program. This compares to gross mortgage loans originated and purchased for portfolio during the three months ended March 31, 2016 totaling $306.9 million, of which $217.4 million were multi-family and commercial real estate mortgage loan originations, $60.8 million were residential mortgage loan originations and $28.7 million were residential mortgage loan purchases. Given the low interest rate environment, and consistent with our strategy to diversify our earning assets, we have focused on multi-family and commercial real estate mortgage lending and our business banking operations, with reduced emphasis on the origination and purchase of residential mortgage loans. Although residential mortgage loan originations and purchases increased during the three months ended March 31, 2017, they did not keep pace with the level of repayments during the same period, resulting in a net reduction in that portfolio of $150.6 million. Multi-family and commercial real estate mortgage loan originations declined for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, reflective of reduced refinancing activities by borrowers, a result of a higher interest rate environment. In addition, we believe that market perceptions of Astoria’s merger activities served to dampen opportunities for new business growth in the multi-family and commercial real estate portfolios. Purchases of securities totaled $192.6 million during the three months ended March 31, 2017 and $354.4 million during the three months ended March 31, 2016.

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

We maintain liquidity levels to meet our operational needs in the normal course of our business and to be prepared for the possibility of adverse conditions which could result in the need for additional liquidity. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks totaled $139.3 million at March 31, 2017 and $129.9 million at December 31, 2016. At March 31, 2017, we had $1.30 billion of borrowings with a weighted average interest rate of 1.73% maturing over the next 12 months. We have the flexibility to either repay or rollover these borrowings as they mature. Included in our borrowings are various obligations which, by their terms, may be called by the counterparty. At March 31, 2017, we had $1.95 billion of callable borrowings, which were contractually callable by the counterparty within the next three months and on a quarterly basis thereafter. We believe the potential for these borrowings to be called does not present a liquidity concern as they have above current market coupons and, as such, are not likely to be called absent a significant increase in market interest rates. In addition, to the extent such borrowings were to be called, we believe we can readily obtain replacement funding, although such funding may be at higher rates. At March 31, 2017, FHLB-NY advances totaled $1.70 billion, or 52% of total borrowings. We do not believe any of our borrowing counterparty concentrations represent a material risk to our liquidity. In addition, we had $597.0 million of certificates of deposit at March 31, 2017 with a weighted average interest rate of 0.57% maturing over the next 12 months. We believe we have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average interest rates at March 31, 2017.

	Borrowings			Certificates of Deposit
			Weighted Average Rate		Weighted Average Rate

(Dollars in Millions)	Amount			Amount
Contractual Maturity:
12 months or less	$1,295	(1)	1.73%	$597	0.57%
13 to 36 months	800	(2)	3.56	608	1.27
37 to 60 months	1,150	(2)	3.54	368	1.52
Over 60 months	—		—	1	1.64
Total	$3,245		2.82%	$1,574	1.06%

(1)	Includes $250.0 million of 5.00% senior notes, which mature on June 19, 2017.

(2)	Callable by the counterparty within the next three months and on a quarterly basis thereafter.

Through the Federal Reserve Bank of New York discount window we have the ability to borrow additional funds should the need arise on a short-term basis, primarily overnight. Our borrowing capacity through the discount window totaled approximately $568.0 million at March 31, 2017. In order to have the ability to borrow through the discount window, the Federal Reserve Bank of New York requires that collateral is pledged. In accordance with such requirements, at March 31, 2017, we had pledged as collateral with the Federal Reserve Bank of New York securities with an amortized cost of $154.6 million and commercial real estate mortgage loans with an unpaid principal balance of $900.1 million. We view the discount window as a secondary source of liquidity and, during the three months ended March 31, 2017, we did not utilize this source.

Through its membership in the FHLB-NY, Astoria Bank has access to borrowings on an overnight and term basis to the extent that it has qualifying collateral in place at the FHLB-NY. At March 31, 2017, Astoria Bank had residential mortgage loans pledged to the FHLB-NY sufficient to support additional borrowings of approximately $2.58 billion.

Astoria Bank also has the ability to use its portfolio of unencumbered investment securities available for sale and held to maturity as collateral for borrowings from the Federal Reserve Bank of New York, the FHLB-NY and repurchase agreement counterparties. At March 31, 2017, Astoria Bank had approximately $1.68 billion (amortized cost) of investment securities available to be pledged to support borrowings.

Additional sources of liquidity at the holding company level have included public and private issuances of debt and equity securities into the capital markets.  Holding company debt obligations are included in other borrowings.  We have a shelf registration statement on Form S-3 on file with the SEC that we renewed in the 2015 second quarter, which allows us to periodically offer and sell, from time to time, in one or more offerings, individually or in any combination, common stock, preferred stock, depositary shares, senior notes, subordinated notes, warrants to purchase common stock or preferred stock and units consisting of one or more of the foregoing.  This shelf registration statement provides us with greater capital management flexibility and enables us to more readily access the capital markets in order to pursue growth opportunities that may become available to us in the future or should there be any changes in the regulatory environment that call for increased capital requirements.  Although the shelf registration statement does not limit the amount of the foregoing items that we may offer and sell, our ability and any decision to do so is subject to market conditions and our capital needs.  Our ability to continue to access the capital markets for additional financing at favorable terms may be limited by, among other things, market conditions, interest rates, our capital levels, Astoria Bank’s ability to pay dividends to Astoria Financial Corporation, our credit profile and ratings and our business model. In addition, pursuant to the terms of the Sterling Merger Agreement, we are limited in our ability to issue or sell our capital stock without the consent of Sterling. Sterling has agreed not to unreasonably withhold any such consent. In addition, the Sterling Merger Agreement permits us to refinance all or a portion of our $250.0 million outstanding 5.00% senior notes due June 19, 2017 at market rates and terms through an issuance of new unsecured debt or an extension of the maturity of such notes.

We have registered 1,500,000 shares of our common stock under the Securities Act for offer and sale from time to time pursuant to the Astoria Financial Corporation Dividend Reinvestment and Stock Purchase Plan, or the Stock Purchase Plan, which allows our shareholders to automatically reinvest the cash dividend paid on all or a portion of their shares of our common stock into additional shares of our common stock and make optional cash purchases, up to $10,000 per month, of additional shares of our common stock, unless we grant a waiver permitting a higher amount of optional cash purchases. Shares of common stock may be purchased either directly from us from authorized but unissued shares or from treasury shares, or on the open market. During the three months ended March 31, 2017, 1,822 shares of our common stock were purchased pursuant to the dividend reinvestment provisions of the Stock Purchase Plan directly from us from treasury shares for net proceeds totaling $34,000.

Astoria Financial Corporation’s primary uses of funds include payment of dividends on common and preferred stock and payment of interest on its debt obligations. During the three months ended March 31, 2017, Astoria Financial Corporation paid dividends on common and preferred stock totaling $6.2 million. On March 17, 2017, our Board of Directors declared a quarterly cash dividend on the Series C Preferred Stock aggregating $2.2 million, or $16.25 per share, for the quarterly period from January 15, 2017 through and including April 14, 2017, which was paid on April 17, 2017 to stockholders of record as of March 31, 2017. On April 26, 2017, our Board of Directors declared a quarterly cash dividend of $0.04 per share on shares of our common stock payable on May 22, 2017 to stockholders of record as of May 8, 2017.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Bank. On April 5, 2017, Astoria Bank paid dividends to Astoria Financial Corporation totaling $12.5 million. Since Astoria Bank is a federally chartered savings association, there are regulatory limits on its ability to make distributions to Astoria Financial Corporation. See Part I, Item 1, “Business - Regulation and Supervision - Limitations on Capital Distributions,” in our 2016 Annual Report on Form 10-K for further discussion of limitations on capital distributions from Astoria Bank. In addition, pursuant to the terms of the Sterling Merger Agreement, we may not pay quarterly cash dividends in excess of $0.04 per share of Astoria Common Stock or repurchase shares of Astoria Common Stock without the consent of Sterling. Sterling has agreed not to unreasonably withhold any such consent.

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At March 31, 2017, our tangible common equity ratio, which represents common stockholders’ equity less goodwill divided by total assets less goodwill, was 9.95%. Pursuant to the Reform Act, in July 2013, the Agencies issued Final Capital Rules that subjected many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements effective January 1, 2015. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards. For a more detailed description of these rules, see Part I, Item 1, “Business - Regulation and Supervision - Capital Requirements,” in our 2016 Annual Report on Form 10-K. At March 31, 2017, the capital levels of both Astoria Financial Corporation and Astoria Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes and above the minimum levels required to satisfy the newly applicable capital Conservation Buffer imposed pursuant to the Reform Act.

At March 31, 2017, Astoria Financial Corporation's Tier 1 leverage capital ratio was 11.12%, Common equity tier 1 risk-based capital ratio was 18.02%, Tier 1 risk-based capital ratio was 19.60% and Total risk-based capital ratio was 20.62%, and Astoria Bank’s Tier 1 leverage capital ratio was 12.44%, Common equity tier 1 risk-based and Tier 1 risk-based capital ratios were 21.86% and Total risk-based capital ratio was 22.89%. For additional information on the regulatory capital ratios of Astoria Financial Corporation and Astoria Bank at March 31, 2017, see Note 11 of Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, "Financial Statements (Unaudited)."

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  We also have commitments to fund loans held-for-sale and commitments to sell loans in connection with our mortgage banking activities which are considered derivative financial instruments.  Commitments to sell loans totaled $22.2 million at March 31, 2017.  The fair values of our mortgage banking derivative financial instruments are immaterial to our financial condition and results of operations.

The following table details our contractual obligations at March 31, 2017.

	Payments Due by Period
(In Thousands)	Total	Less than One Year	Over One to Three Years	Over Three to Five Years	More than Five Years
On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$2,900,000	$950,000	$800,000	$1,150,000	$—
Off-balance sheet contractual obligations: (1)
Commitments to originate and purchase loans (2)	287,805	287,805	—	—	—
Commitments to fund unused lines of credit (3)	221,862	221,862	—	—	—
Total	$3,409,667	$1,459,667	$800,000	$1,150,000	$—

(1)	Excludes contractual obligations related to operating lease commitments which have not changed significantly since December 31, 2016.

(2)	Includes commitments to originate loans held-for-sale of $9.5 million.

(3)	Includes commitments to fund commercial and industrial lines of credit of $152.1 million, home equity lines of credit of $39.0 million, and other consumer lines of credit of $30.8 million.

In addition to the contractual obligations previously discussed, we have liabilities for gross unrecognized tax benefits and interest and penalties related to uncertain tax positions which have not changed significantly from December 31, 2016 and are not included in the table above as the amounts and timing of their resolution cannot be estimated.  For further information regarding these liabilities, see Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” in our 2016 Annual Report on Form 10-K.  Similarly, we have an obligation related to our investments in affordable housing limited partnerships totaling $12.0 million at March 31, 2017 which is not included in the table above as the timing of funding installments, which are due on an "as needed" basis, currently projected over the next two years, cannot be estimated. We also have contingent liabilities related to assets sold with recourse and standby letters of credit which have not changed significantly from December 31, 2016.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “MD&A,” in our 2016 Annual Report on Form 10-K.

Comparison of Financial Condition as of March 31, 2017 and December 31, 2016 and Operating Results for the Three Months Ended March 31, 2017 and 2016

Financial Condition

Total assets declined $216.0 million to $14.34 billion at March 31, 2017, from $14.56 billion at December 31, 2016, primarily attributable to a net decline in our loan portfolio. Loans receivable decreased $216.2 million to $10.20 billion at March 31, 2017, from $10.42 billion at December 31, 2016, and represented 71% of total assets at March 31, 2017. The decline in our mortgage loan portfolio reflects repayments of $427.5 million which were in excess of originations and purchases of $230.8 million during the three months ended March 31, 2017.

Our residential mortgage loan portfolio decreased $150.6 million to $5.21 billion at March 31, 2017, from $5.37 billion at December 31, 2016, and represented 51% of our total loan portfolio at March 31, 2017. Residential mortgage loan repayments outpaced our origination and purchase volume during the three months ended March 31, 2017, reflecting the low interest rate environment and our reduced emphasis on the origination and purchase of residential mortgage loans for portfolio. Residential mortgage loan originations and purchases for portfolio totaled $135.8 million during the three months ended March 31, 2017, of which $77.1 million were originations and $58.7 million were purchases. During the three months ended March 31, 2017, the loan-to-value ratio of our residential mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 57% and the loan amount averaged approximately $561,000.

Our multi-family mortgage loan portfolio decreased $22.9 million to $4.02 billion at March 31, 2017, from $4.05 billion at December 31, 2016, and represented 40% of our total loan portfolio at March 31, 2017. Our commercial real estate mortgage loan portfolio decreased $28.4 million to $700.9 million at March 31, 2017 compared to $729.3 million at December 31, 2016 and represented 7% of our total loan portfolio at March 31, 2017. Multi-family and commercial real estate loan originations totaled $95.0 million during the three months ended March 31, 2017. During the three months ended March 31, 2017, our multi-family and commercial real estate mortgage loan originations reflected loan balances averaging approximately $2.3 million with a weighted average loan-to-value ratio, at the time of origination, of approximately 38% and a weighted average debt service coverage ratio of approximately 1.37.

Our securities portfolio increased $15.1 million to $3.04 billion at March 31, 2017 compared to $3.02 billion at December 31, 2016 and represented 21% of total assets at March 31, 2017. Purchases totaling $192.6 million were in excess of repayments and maturities of $175.4 million. At March 31, 2017, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost of $2.32 billion, a weighted average current coupon of 2.66%, a weighted average collateral coupon of 3.99% and a weighted average life of 4.3 years.

Total liabilities declined $225.9 million to $12.62 billion at March 31, 2017, from $12.84 billion at December 31, 2016, primarily due to a decline in borrowings, partially offset by an increase in deposits.

Total borrowings, net, decreased $389.9 million to $3.24 billion at March 31, 2017, from $3.63 billion at December 31, 2016. The decrease in borrowings was due to a $390.0 million decrease in FHLB-NY advances.

Deposits totaled $8.99 billion at March 31, 2017, or 71% of total liabilities, an increase of $113.2 million compared to $8.88 billion at December 31, 2016. The increase in deposits reflected a net increase of $140.5 million in core deposits, partially offset by a decrease of $27.3 million in certificates of deposit. At March 31, 2017, core deposits totaled $7.42 billion and represented 82% of total deposits. The net increase in core deposits at March 31, 2017, compared to December 31, 2016, primarily reflected an increase of $74.7 million in money market accounts to $2.78 billion and an increase of $56.4 million in NOW and demand deposit accounts to $2.58 billion at March 31, 2017. The net increase in core deposits during the three months ended March 31, 2017 reflects our efforts to grow our core deposits, including our efforts to expand our business banking customer base, as well as customers' preference for the liquidity these types of deposits provide.

Stockholders' equity increased $9.9 million to $1.72 billion at March 31, 2017, from $1.71 billion at December 31, 2016. The increase in stockholders’ equity was primarily due to net income of $14.4 million and stock-based compensation of $1.7 million, partially offset by dividends on common and preferred stock totaling $6.2 million.

Results of Operations

General

Net income available to common shareholders for the three months ended March 31, 2017 decreased $4.2 million to $12.2 million, or $0.12 diluted EPS, compared to $16.4 million, or $0.16 diluted EPS, for the three months ended March 31, 2016. The decrease in net income available to common shareholders for the 2017 first quarter compared to the 2016 first quarter was primarily due to a decrease in net interest income and an increase in non-interest expense, partially offset by a decrease in income tax expense.

Return on average common stockholders’ equity decreased to 3.07% for the three months ended March 31, 2017, compared to 4.25% for the three months ended March 31, 2016. Return on average tangible common stockholders’ equity, which represents average common stockholders’ equity less average goodwill, decreased to 3.48% for the three months ended March 31, 2017, compared to 4.82% for the three months ended March 31, 2016. The decreases in the returns on average common stockholders’ equity and average tangible common stockholders’ equity were due to the decrease in net income available to common shareholders, coupled with the increase in average common stockholders’ equity for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Return on average assets was 0.40% for the three months ended March 31, 2017, compared to 0.49% the three months ended March 31, 2016.

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

Net interest income decreased $3.2 million to $80.1 million for the three months ended March 31, 2017, compared to $83.3 million for the three months ended March 31, 2016, reflecting a decrease in our average balance sheet, partially offset by a slight increase in the net interest margin. The net interest rate spread for the three months ended March 31, 2017 was 2.28%, unchanged from the three months ended March 31, 2016. The net interest margin increased one basis points to 2.37% for the three months ended March 31, 2017, from 2.36% for the three months ended March 31, 2016. The decrease in net interest income reflected a decline in interest income, partially offset by a decline in interest expense. The decrease in interest income for the 2017 first quarter, compared to the 2016 first quarter, reflected a decline in the average balance of our residential mortgage loan and multi-family and commercial real estate mortgage loan portfolios as well as a decline in the average yield on multi-family and commercial real estate mortgage loans, partially offset by an increase in the average yield on residential mortgage loans and an increase in the average balance of mortgage-backed and other securities. The decrease in interest expense for the 2017 first quarter, compared to the same period a year ago, was primarily due to declines in the average balance of borrowings and certificates of deposit and a decline in the average cost of our certificates of deposit, partially offset by an increase in the average cost of borrowings. The average balance of net interest-earning assets increased $50.4 million to $1.19 billion for the three months ended March 31, 2017, from $1.14 billion for the three months ended March 31, 2016.

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

	For the Three Months Ended March 31,
	2017			2016
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
			(Annualized)			(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$5,335,844	$44,060	3.30%	$5,961,860	$47,375	3.18%
Multi-family and commercial real estate	4,745,176	43,406	3.66	4,878,436	46,805	3.84
Consumer and other loans (1)	233,042	2,292	3.93	253,518	2,372	3.74
Total loans	10,314,062	89,758	3.48	11,093,814	96,552	3.48
Mortgage-backed and other securities (2)	2,989,831	18,000	2.41	2,729,321	16,904	2.48
Interest-earning cash accounts	119,036	161	0.54	162,233	120	0.30
FHLB-NY stock	116,811	1,794	6.14	132,896	1,421	4.28
Total interest-earning assets	13,539,740	109,713	3.24	14,118,264	114,997	3.26
Goodwill	185,151			185,151
Other non-interest-earning assets	713,627			743,391
Total assets	$14,438,518			$15,046,806

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW and demand deposit (3)	$2,500,385	$201	0.03	$2,375,285	$195	0.03
Money market	2,754,002	1,887	0.27	2,608,009	1,765	0.27
Savings	2,048,919	252	0.05	2,125,860	265	0.05
Total core deposits	7,303,306	2,340	0.13	7,109,154	2,225	0.13
Certificates of deposit	1,585,512	4,019	1.01	1,904,346	5,237	1.10
Total deposits	8,888,818	6,359	0.29	9,013,500	7,462	0.33
Borrowings	3,458,473	23,239	2.69	3,962,709	24,283	2.45
Total interest-bearing liabilities	12,347,291	29,598	0.96	12,976,209	31,745	0.98
Non-interest-bearing liabilities	372,167			398,179
Total liabilities	12,719,458			13,374,388
Stockholders’ equity	1,719,060			1,672,418
Total liabilities and stockholders’ equity	$14,438,518			$15,046,806

Net interest income/ net interest rate spread (4)		$80,115	2.28%		$83,252	2.28%

Net interest-earning assets/ net interest margin (5)	$1,192,449		2.37%	$1,142,055		2.36%

Ratio of interest-earning assets to interest-bearing liabilities	1.10 x			1.09 x
__________________________________

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)
NOW and demand deposit accounts include non-interest bearing accounts with an average balance of $1.06 billion for the three months ending March 31, 2017 and $1.00 billion for the three months ending March 31, 2016.

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

	Increase (Decrease) for the Three Months ended March 31, 2017 Compared to the Three Months ended March 31, 2016
(In Thousands)	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
Residential	$(5,070)	$1,755	$(3,315)
Multi-family and commercial real estate	(1,251)	(2,148)	(3,399)
Consumer and other loans	(197)	117	(80)
Mortgage-backed and other securities	1,583	(487)	1,096
Interest-earning cash accounts	(38)	79	41
FHLB-NY stock	(188)	561	373
Total	(5,161)	(123)	(5,284)
Interest-bearing liabilities:
NOW and demand deposit	6	—	6
Money market	122	—	122
Savings	(13)	—	(13)
Certificates of deposit	(819)	(399)	(1,218)
Borrowings	(3,277)	2,233	(1,044)
Total	(3,981)	1,834	(2,147)
Net change in net interest income	$(1,180)	$(1,957)	$(3,137)

Interest Income

Interest income decreased $5.3 million to $109.7 million for the three months ended March 31, 2017, from $115.0 million for the three months ended March 31, 2016, due to a decrease of $578.5 million in the average balance of interest-earning assets to $13.54 billion for the three months ended March 31, 2017, from $14.12 billion for the three months ended March 31, 2016, coupled with a decrease in the average yield on interest-earning assets to 3.24% for the three months ended March 31, 2017, from 3.26% for the three months ended March 31, 2016. The decrease in the average balance of interest-earning assets primarily reflects declines in the average balance of residential mortgage loans and multi-family and commercial real estate mortgage loans, partially offset by an increase in the average balance of mortgage-backed and other securities. The decrease in the average yield on interest-earning assets was primarily due to lower average yields on multi-family and commercial real estate mortgage loans and mortgage-backed and other securities, partially offset by an increase in the average yield on residential mortgage loans.

Interest income on residential mortgage loans decreased $3.3 million to $44.1 million for the three months ended March 31, 2017, from $47.4 million for the three months ended March 31, 2016, due to a decrease of $626.0 million in the average balance to $5.34 billion for the three months ended March 31, 2017, from $5.96 billion for the three months ended March 31, 2016, partially offset by an increase in the average yield to 3.30% for the three months ended March 31, 2017, from 3.18% for the three months ended March 31, 2016. The decrease in the average balance of residential mortgage loans reflected the continued decline in this portfolio as repayments outpaced our originations over the past year. The increase in the average yield was primarily due to the impact of the upward repricing of our ARM loans, reflecting higher short-term market interest rates, offset by new originations at lower interest rates than the interest rates on loans repaid over the past year.

Interest income on multi-family and commercial real estate mortgage loans decreased $3.4 million to $43.4 million for the three months ended March 31, 2017, from $46.8 million for the three months ended March 31, 2016, due to a decrease in the average yield to 3.66% for the three months ended March 31, 2017, from 3.84% for the three months ended March 31, 2016, combined with a decrease of $133.3 million in the average balance to $4.75 billion for the three months ended March 31, 2017, from $4.88 billion for the three months ended March 31, 2016. The decrease in the average yield reflected new originations at interest rates below the weighted average interest rate of the portfolio and the interest rates on loans repaid, coupled with lower prepayment penalties collected. Prepayment penalties totaled $1.0 million for the three months ended March 31, 2017, compared to $2.0 million for the three months ended March 31, 2016. The decrease in the average balance of multi-family and commercial real estate loans was attributable to repayments outpacing originations over the past year.

Interest income on mortgage-backed and other securities increased $1.1 million to $18.0 million for the three months ended March 31, 2017, from $16.9 million for the three months ended March 31, 2016, due to an increase of $260.5 million in the average balance of the portfolio to $2.99 billion for the three months ended March 31, 2017, from $2.73 billion for the three months ended March 31, 2016, reflecting securities purchases over the past year in excess of repayments and sales, partially offset by a decrease in the average yield to 2.41% for the three months ended March 31, 2017, from 2.48% for the three months ended March 31, 2016.

Interest Expense

Interest expense decreased $2.1 million to $29.6 million for the three months ended March 31, 2017, from $31.7 million for the three months ended March 31, 2016, primarily due to a decrease of $628.9 million in the average balance of interest-bearing liabilities to $12.35 billion for the three months ended March 31, 2017, from $12.98 billion for the three months ended March 31, 2016, coupled with a slight decrease in the average cost of interest-bearing liabilities to 0.96% for the three months ended March 31, 2017, from 0.98% for the three months ended March 31, 2016. The decrease in the average balance of interest-bearing liabilities is primarily due to the decreases in the average balances of borrowings and certificates of deposit. The decrease in the average cost of interest-bearing liabilities primarily reflected a decrease in the average cost of certificates of deposit, partially offset by an increase in the average cost of borrowings.

Interest expense on total deposits decreased $1.1 million to $6.4 million for the three months ended March 31, 2017, from $7.5 million for the three months ended March 31, 2016, due to a decrease of $124.7 million in the average balance of total deposits to $8.89 billion for the three months ended March 31, 2017, from $9.01 billion for the three months ended March 31, 2016, coupled with a decrease in the average cost to 0.29% for the three months ended March 31, 2017, from 0.33% for the three months ended March 31, 2016. The decrease in the average balance of total deposits were primarily due to a decrease in the average balance of certificates of deposit, partially offset by an increase in the average balance of money market and NOW and demand deposit accounts. The decrease in the average balance of certificates of deposit and the increase in the average balance of money market and NOW and demand deposit accounts were reflective of our efforts to reposition the liability mix of our balance sheet to increase our core deposits and reduce certificates of deposit. The decrease in the average cost of total deposits was due to the decrease in the average cost of certificates of deposit.

Interest expense on certificates of deposit decreased $1.2 million to $4.0 million for the three months ended March 31, 2017, from $5.2 million for the three months ended March 31, 2016, due to a decrease of $318.8 million in the average balance, coupled with a decrease in the average cost to 1.01% for the three months ended March 31, 2017, from 1.10% for the three months ended March 31, 2016. The decrease in the average cost of certificates of deposit reflects the impact of certificates of deposit at higher interest rates maturing and being replaced at lower interest rates during 2016.

Interest expense on borrowings decreased $1.1 million to $23.2 million for the three months ended March 31, 2017, from $24.3 million for the three months ended March 31, 2016, due to a decrease of $504.2 million in the average balance to $3.46 billion for the three months ended March 31, 2017, from $3.96 billion for the three months ended March 31, 2016, partially offset by an increase in the average cost to 2.69% for the three months ended March 31, 2017, from 2.45% for the three months ended March 31, 2016.

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

We recorded a provision for loan losses credited to operations of $2.5 million for the three months ended March 31, 2017 compared to a provision for loan losses credited to operations of $3.1 million for the three months ended March 31, 2016. We had net loan charge-offs of $1.1 million for the three months ended March 31, 2017 compared to net loan charge-offs of $673,000 for the three months ended March 31, 2016. Our allowance for loan losses decreased to $82.5 million at March 31, 2017, representing 0.81% of total loans, compared to $86.1 million, or 0.83% of total loans, at December 31, 2016. We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the contraction of the overall loan portfolio, as well as reductions in the balances of certain loan classes we believe bear higher risk, such as residential interest-only loans, residential mortgage loans originated prior to 2008 and multi-family and commercial real estate mortgage loans originated prior to 2011, and the quality of our loan originations.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality” and Note 4 of Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, “Financial Statements (Unaudited).”

Non-Interest Income

Non-interest income increased $473,000 to $11.9 million for the three months ended March 31, 2017, from $11.4 million for the three months ended March 31, 2016, primarily due to an increase in mortgage banking income (loss), net, partially offset by decreases in customer service fees and other non-interest income.

Mortgage banking income (loss), net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR valuation, increased $1.3 million to net income of $1.3 million for the three months ended March 31, 2017, from a net loss of $37,000 for the three months ended March 31, 2016. The increase was primarily due to a net recovery of $215,000 recorded in the valuation allowance for the impairment of MSR for the three months ended March 31, 2017, compared to a net provision of $877,000 recorded for the three months ended March 31, 2016.

Customer service fees decreased $379,000 to $6.6 million for the three months ended March 31, 2017, from $7.0 million for the three months ended March 31, 2016, primarily due to the discontinuation of an inactivity fee charge in the third quarter of 2016, lower commission income on sales of annuity and insurance products and lower ATM fees.

Non-Interest Expense

Non-interest expense increased $2.5 million to $72.0 million for the three months ended March 31, 2017, from $69.5 million for the three months ended March 31, 2016, primarily due to an increase in other non-interest expense, partially offset by decreases in compensation and benefits expense and federal deposit insurance premium expense. Our percentage of general and administrative expense to average assets, annualized, was 1.99% for the three months ended March 31, 2017, compared to 1.85% for the three months ended March 31, 2016.

Other non-interest expense increased $5.0 million to $11.9 million for the three months ended March 31, 2017, compared to $6.9 million for the three months ended March 31, 2016, primarily due to a $4.0 million one-time charge associated with the recognition of the anticipated settlement cost related to lease obligations in connection with our residential mortgage operating facility. Our residential mortgage operations are being relocated to another existing Astoria facility.

Compensation and benefits decreased $1.3 million to $37.0 million for the three months ended March 31, 2017, compared to $38.3 million for the three months ended March 31, 2016, primarily due to lower headcount, partially offset by an increase in medical insurance premiums. Federal deposit insurance premium expense decreased $1.2 million to $2.3 million for the three months ended March 31, 2017, compared to $3.5 million for the three months ended March 31, 2016, primarily due to a reduction in our assessment rate and a reduction in our assessment base.

Income Tax Expense

For the three months ended March 31, 2017, income tax expense totaled $8.1 million, representing an effective tax rate of 36.0%, compared to income tax expense of $9.7 million, representing an effective tax rate of 34.3% for the three months ended March 31, 2016.

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

As a result of our continuing efforts to reposition the asset mix of our balance sheet, we have experienced increases in our multi-family and commercial real estate mortgage loan portfolio and declines in our residential mortgage loan portfolio over the past few years. Our multi-family mortgage loan portfolio represents 40% of our total loan portfolio at March 31, 2017, compared to 39% at December 31, 2016. In contrast, our residential mortgage loan portfolio decreased to represent 51% of our total loan portfolio at March 31, 2017, compared to 52% at December 31, 2016. At March 31, 2017 and December 31, 2016, our commercial real estate mortgage loan portfolio represented 7% of our total loan portfolio and the remaining 2% of our total portfolio was comprised of consumer and other loans.

We continue to adhere to prudent underwriting standards.  We underwrite our residential mortgage loans primarily based upon our evaluation of the borrower’s ability to pay.  We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.  Additionally, we do not originate one-year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  Interest-only loans in our portfolio require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term. During the 2010 third quarter, we stopped offering interest-only loans.  At March 31, 2017, $1.40 billion of residential mortgage loans originated in prior years as interest-only loans were included in our portfolio of amortizing residential mortgage loans. Such loans consist of $877.5 million of loans which converted pursuant to their contractual terms and $519.1 million of loans which were refinanced at an earlier stage through a program under which certain re-underwriting procedures were completed. Of total loans which had previously been interest-only, $81.7 million were non-performing at March 31, 2017, the majority of which converted pursuant to their contractual terms. Reduced documentation loans in our portfolio are comprised primarily stated income, full asset, or SIFA, loans.  To a lesser extent, reduced documentation loans in our portfolio also include stated income, stated asset, or SISA, loans.  During the 2007 fourth quarter, we stopped offering reduced documentation loans.

The following table provides further details on the composition of our residential mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At March 31, 2017		At December 31, 2016
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Residential mortgage loans:
Full documentation interest-only (1)	$177,860	3.41%	$230,986	4.31%
Full documentation amortizing (2)	4,335,894	83.15	4,402,605	82.05
Reduced documentation interest-only (1)(3)	68,091	1.31	99,561	1.86
Reduced documentation amortizing (3)(4)	632,925	12.13	632,211	11.78
Total residential mortgage loans	$5,214,770	100.00%	$5,365,363	100.00%

(1)
Includes interest-only hybrid ARM loans originated prior to 2007 which were underwritten at the initial note rate, which may have been a discounted rate, totaling $12.6 million at March 31, 2017 and $45.4 million at December 31, 2016.

(2)
Includes loans previously categorized as full documentation interest-only that have converted to full documentation amortizing status totaling $919.4 million at March 31, 2017 and $941.3 million at December 31, 2016.

(3)	Includes SISA loans totaling $109.3 million at March 31, 2017 and $114.8 million at December 31, 2016.

(4)
Includes loans previously categorized as reduced documentation interest-only that have converted to reduced documentation amortizing status totaling $477.1 million at March 31, 2017 and $471.8 million at December 31, 2016.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At March 31, 2017	At December 31, 2016
Non-performing loans (1) (2):
Mortgage loans:
Residential	$125,559	$133,994
Multi-family	3,705	4,381
Commercial real estate	6,595	5,336
Consumer and other loans	4,171	4,525
Total non-performing loans	140,030	148,236
REO, net (3)	13,500	15,144
Total non-performing assets	$153,530	$163,380
Non-performing loans to total loans	1.37%	1.42%
Non-performing loans to total assets	0.98	1.02
Non-performing assets to total assets	1.07	1.12
Allowance for loan losses to non-performing loans	58.92	58.08
Allowance for loan losses to total loans	0.81	0.83
_______________________________________________

(1)
Non-performing loans, substantially all of which are non-accrual loans, included loans modified in a TDR totaling $51.2 million at March 31, 2017 and $58.6 million at December 31, 2016. Non-performing loans exclude loans held-for-sale and loans which have been modified in a TDR that have been returned to accrual status.

(2)
Includes mortgage loans 90 days or more past due, primarily as to their maturity date but not their interest due, and still accruing interest totaling $1.6 million at March 31, 2017. There were no such loans at December 31, 2016.

(3)	REO, all of which were residential properties, is net of a valuation allowance of $1.4 million at March 31, 2017 and $1.2 million at December 31, 2016.

Total non-performing assets decreased $9.9 million to $153.5 million at March 31, 2017 compared to $163.4 million at December 31, 2016, due to a decrease in non-performing loans, coupled with a decrease in REO, net. The ratio of non-performing assets to total assets increased to 1.07% at March 31, 2017, compared to 1.12% at December 31, 2016, primarily due to the decrease in non-performing assets.

Non-performing loans, which are comprised primarily of mortgage loans and exclude loans held-for-sale, decreased $8.2 million to $140.0 million at March 31, 2017, compared to $148.2 million at December 31, 2016. The ratio of non-performing loans to total loans was 1.37% at March 31, 2017, compared to 1.42% at December 31, 2016. The decrease in non-performing loans at March 31, 2017 compared to December 31, 2016 was primarily attributable to a decrease in non-performing residential mortgage loans. The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages related to our non-performing loans are generally higher than the allowance coverage percentages related to our performing loans. In evaluating our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral. REO, net, decreased $1.6 million to $13.5 million at March 31, 2017, compared to $15.1 million at December 31, 2016, reflecting an excess of the volume of REO sold over the volume of loans that shifted from non-performing delinquent loans to REO through the completion of the foreclosure process during the three months ended March 31, 2017.

We may agree, in certain instances, to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR.  Modifications as a result of a TDR may include, but are not limited to, interest rate modifications, payment deferrals, restructuring of payments to interest-only from amortizing and/or extensions of maturity dates.  Modifications which result in insignificant payment delays and payment shortfalls are generally not classified as a TDR. Residential mortgage loans discharged in a Chapter 7 bankruptcy filing are also reported as loans modified in a TDR as relief granted by a court is also viewed as a concession to the borrower in the loan agreement.  Loans modified in a TDR are individually classified as impaired and are initially placed on non-accrual status regardless of their delinquency status and remain in non-accrual status until we determine that future collection of principal and interest is reasonably assured.  Where we have agreed to modify the contractual terms of a borrower’s loan, we require the borrower to demonstrate performance according to the restructured terms, generally for a period of at least six months, prior to returning the loan to accrual status. Loans modified in a TDR which have been returned to accrual status are excluded from non-performing loans but remain classified as impaired. Loans modified in a TDR which are included in non-performing loans totaled $51.2 million at March 31, 2017 and $58.6 million at December 31, 2016, of which $31.4 million at March 31, 2017 and $38.0 million at December 31, 2016 were current or less than 90 days past due. Loans modified in a TDR remain as non-performing loans in non-accrual status until we determine that future collection of principal and interest is reasonably assured. Restructured accruing loans totaled $84.4 million at March 31, 2017 and $84.1 million at December 31, 2016.

We discontinue accruing interest on loans when they become 90 days past due as to their payment due date and at the time a loan is deemed a TDR.  We may also discontinue accruing interest on certain other loans because of deterioration in financial or other conditions of the borrower.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and, presuming we deem the remaining recorded investment in the loan to be fully collectible, income is recognized only to the extent cash is received until a return to accrual status is warranted.  In some circumstances, mortgage loans will reach their maturity date with the borrower having an intent to refinance. If such loans become 30 days past maturity, we continue to consider such loans as current to the extent such borrowers continue to make monthly payments to us consistent with the original terms of the loan, and where we do not have a reason to believe that any loss will be incurred on the loan,in which case we continue to accrue interest.  In other cases, we may defer recognition of income until the principal balance has been recovered.  At March 31, 2017 there was one commercial real estate mortgage loan for $5.1 million that was 30 days past maturity, where the borrower had the intent and ability to refinance, classified as current. At December 31, 2016 there was one multi-family mortgage loan for $1.2 million that was 30 days past maturity, where the borrower had the intent and ability to refinance, classified as current. Should a loan reach 60 days past maturity we then classify such loans as past due. At March 31, 2017 there was one commercial real estate mortgage loan for $521,000 that was 60 days past maturity. There were no loans 60 days past maturity at December 31, 2016. If all non-accrual loans at March 31, 2017 and 2016 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $1.5 million for the three months ended March 31, 2017 and 2016.  Actual payments recorded as interest income, with respect to such loans, totaled $462,000 for the three months ended March 31, 2017 and $607,000 for the three months ended March 31, 2016.

In addition to non-performing loans, we had $96.7 million of potential problem loans at March 31, 2017, including $69.8 million of residential mortgage loans and $26.4 million of multi-family and commercial real estate mortgage loans, compared to $99.5 million of potential problem loans at December 31, 2016, including $72.5 million of residential mortgage loans and $25.8 million of multi-family and commercial real estate mortgage loans. Such loans include loans 60-89 days past due and accruing interest and certain other internally adversely classified loans.

Non-performing residential mortgage loans continue to include a greater concentration of reduced documentation loans as compared to the entire residential mortgage loan portfolio. Reduced documentation loans represented only 13% of the residential mortgage loan portfolio, yet represented 46% of non-performing residential mortgage loans at March 31, 2017. The following table provides further details on the composition of our non-performing residential mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At March 31, 2017		At December 31, 2016
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-performing residential mortgage loans:
Full documentation interest-only	$9,950	7.92%	$14,090	10.52%
Full documentation amortizing	57,241	45.59	57,205	42.69
Reduced documentation interest-only	11,422	9.10	15,392	11.49
Reduced documentation amortizing	46,946	37.39	47,307	35.30
Total non-performing residential mortgage loans (1)	$125,559	100.00%	$133,994	100.00%

(1)
Includes $26.6 million of loans less than 90 days past due at March 31, 2017, of which $21.9 million were current, and includes $32.4 million of loans less than 90 days past due at December 31, 2016, of which $27.5 million were current.

The following table provides details on the geographic composition of both our total and non-performing residential mortgage loans at March 31, 2017.

	Residential Mortgage Loans At March 31, 2017
(Dollars in Millions)	Total Loans	Percent of Total Loans	Total Non-Performing Loans (1)	Percent of Total Non-Performing Loans	Non-Performing Loans as Percent of State Totals
State:
New York	$1,607.3	30.8%	$14.1	11.2%	0.88%
Connecticut	488.8	9.4	15.6	12.4	3.19
Massachusetts	429.9	8.2	4.4	3.5	1.02
New Jersey	399.8	7.7	24.7	19.8	6.18
Virginia	397.3	7.6	12.7	10.1	3.20
Illinois	381.6	7.3	15.7	12.5	4.11
Maryland	341.9	6.6	19.5	15.5	5.70
California	276.9	5.3	8.6	6.8	3.11
Washington	216.4	4.1	—	—	—
Texas	119.5	2.3	—	—	—
All other states (2)(3)	555.4	10.7	10.3	8.2	1.85
Total	$5,214.8	100.0%	$125.6	100.0%	2.41%

(1)	Includes $26.6 million of loans which were current or less than 90 days past due.

(2)	Includes 25 states and Washington, D.C.

(3)	Includes Florida with $81.4 million of total loans, of which $2.7 million were non-performing loans.

At March 31, 2017, substantially all of our multi-family and commercial real estate mortgage loans and all of our non-performing multi-family and commercial real estate mortgage loans were secured by properties located in the New York metropolitan area.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
At March 31, 2017:
Mortgage loans:
Residential	192	$61,640	49	$16,106	307	$98,979
Multi-family	24	5,599	4	547	10	558
Commercial real estate	3	2,375	1	521	2	2,266
Consumer and other loans	28	1,984	7	495	34	4,171
Total delinquent loans	247	$71,598	61	$17,669	353	$105,974
Delinquent loans to total loans		0.70%		0.17%		1.04%

At December 31, 2016:
Mortgage loans:
Residential	240	$72,445	59	$18,314	315	$101,563
Multi-family	17	1,488	5	1,406	12	1,244
Commercial real estate	3	2,262	2	1,298	—	—
Consumer and other loans	37	1,281	20	1,197	39	4,525
Total delinquent loans	297	$77,476	86	$22,215	366	$107,332
Delinquent loans to total loans		0.74%		0.21%		1.03%

Delinquent loans totaled $195.2 million at March 31, 2017, a decrease of $11.8 million compared to $207.0 million at December 31, 2016. The decrease in total delinquent loans at March 31, 2017 compared to December 31, 2016 includes a decrease of $15.6 million in delinquent residential mortgage loans, primarily in loans which were 30-59 days past due, partially offset by an increase of $4.2 million in delinquent multi-family and commercial real estate mortgage loans, primarily in loans which were 30-59 days past due.

Allowance for Loan Losses

The following table summarizes activity in the allowance for loan losses.

	For the Three Months Ended March 31,
(In Thousands)	2017	2016
Balance at January 1,	$86,100	$98,000
Provision credited to operations	(2,486)	(3,127)
Charge-offs:
Residential	(2,235)	(1,665)
Multi-family	(34)	(310)
Commercial real estate	—	—
Consumer and other loans	(112)	(765)
Total charge-offs	(2,381)	(2,740)
Recoveries:
Residential	1,048	954
Multi-family	39	1,043
Commercial real estate	109	—
Consumer and other loans	71	70
Total recoveries	1,267	2,067
Net charge-offs	(1,114)	(673)
Balance at March 31,	$82,500	$94,200

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio. We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time. Our 2017 first quarter analysis of loss severity on residential mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO or a short sale) to the loan’s original principal balance, indicated an average loss severity of approximately 27%, compared to approximately 30% in our 2016 fourth quarter analysis and approximately 27% in our 2016 first quarter analysis. Our analysis in the 2017 first quarter involved a review of residential REO sales and short sales which occurred during the 12 months ended December 31, 2016, and included both full documentation and reduced documentation loans in a variety of states with varying years of origination. Our 2017 first quarter analysis of charge-offs on multi-family and commercial real estate mortgage loans, which generally related to certain delinquent and non-performing loans transferred to held-for-sale and loans modified in a TDR during the 12 months ended December 31, 2016, indicated an average loss severity of approximately 11%, compared to approximately 17% in our 2016 fourth quarter analysis and approximately 29% in our 2016 first quarter analysis. We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses. However, the uniqueness of each multi-family and commercial real estate loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses. We also consider the growth in our multi-family and commercial real estate mortgage loan portfolio in evaluating the adequacy of the allowance for loan losses. The ratio of the allowance for loan losses to non-performing loans was approximately 59% at March 31, 2017, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses.

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2017 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The Gap Table includes $1.95 billion of borrowings, which are callable within the next three months and on a quarterly basis thereafter, of which $1.15 billion are classified according to their projected call dates primarily in the one year to three years category and $800 million are classified according to their maturity dates in the more than one year to three years category. In addition, the Gap Table includes callable securities with an amortized cost of $374.3 million, all of which are callable in 2017 and at various times thereafter, classified according to their maturity dates substantially in the more than five years category. The classification of callable borrowings and securities according to their maturity or projected call dates is based on the market value analytics of our interest rate risk model.  As indicated in the Gap Table, our one-year interest rate sensitivity gap at March 31, 2017 was positive 7.38% compared to positive 5.06% at December 31, 2016, resulting in part from a reduction in short-term borrowings.

	At March 31, 2017
(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$4,074,870	$2,614,136	$1,378,467	$1,805,429	$9,872,902
Consumer and other loans (1)	188,455	19,239	10,408	4,387	222,489
Interest-earning cash accounts	109,972	—	—	—	109,972
Securities available-for-sale (2)	46,087	42,140	31,282	149,253	268,762
Securities held-to-maturity	318,260	466,207	352,370	1,632,539	2,769,376
FHLB-NY stock	—	—	—	107,166	107,166
Total interest-earning assets	4,737,644	3,141,722	1,772,527	3,698,774	13,350,667
Interest-bearing liabilities:
Savings	295,735	390,443	281,174	1,090,299	2,057,651
Money market	1,390,777	834,396	556,382	—	2,781,555
NOW and demand deposit	100,082	240,951	215,337	2,021,089	2,577,459
Certificates of deposit	597,788	607,958	367,836	—	1,573,582
Borrowings, net (3)	1,294,885	1,850,000	100,000	—	3,244,885
Total interest-bearing liabilities	3,679,267	3,923,748	1,520,729	3,111,388	12,235,132
Interest rate sensitivity gap	1,058,377	(782,026)	251,798	587,386	$1,115,535
Cumulative interest rate sensitivity gap	$1,058,377	$276,351	$528,149	$1,115,535

Cumulative interest rate sensitivity gap as a percentage of total assets	7.38%	1.93%	3.68%	7.78%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	128.77%	103.63%	105.79%	109.12%
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

We perform analyses of interest rate increases and decreases of up to 400 basis points (when reasonably practical) over various time horizons although changes in interest rates of 200 basis points over a one year horizon is a more common and reasonable scenario for analytical purposes. Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the 12 month period beginning April 1, 2017 would decrease by approximately 2.01% from the base projection. At December 31, 2016, in the up 200 basis point scenario, our projected net interest income for the 12 month period beginning January 1, 2017 would have decreased by approximately 3.01% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points through quarterly parallel decrements of 25 basis points, subject to floors, that have been established based on historical observation, our projected net interest income for the 12 month period beginning April 1, 2017 would decrease by approximately 1.94% from the base projection. At December 31, 2016, in the down 100 basis point scenario, our projected net interest income for the 12 month period beginning January 1, 2017 would have decreased by approximately 1.75% from the base projection.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot necessarily be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  Accordingly, although our net interest income sensitivity analyses may provide an indication of our interest rate risk exposure, such analyses may not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results may differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from bank owned life insurance and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the 12 month period beginning April 1, 2017 would increase by approximately $2.9 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the 12 month period beginning April 1, 2017 would decrease by approximately $2.6 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and net interest income sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2016 Annual Report on Form 10-K.

ITEM 4.    Controls and Procedures

Monte N. Redman, our President and Chief Executive Officer, and Frank E. Fusco, our Senior Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2017.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NYCB Merger-related Litigation
Following the announcement of the execution of the NYCB Merger Agreement six lawsuits challenging the proposed merger with NYCB, or the NYCB Merger, were filed in the Supreme Court of the State of New York, County of Nassau. These actions are captioned: (1) Sandra E. Weiss IRA v. Chrin, et al., Index No. 607132/2015 (filed November 4, 2015); (2) Raul v. Palleschi, et al., Index No. 607238/2015 (filed November 6, 2015); (3) Lowinger v. Redman, et al., Index No. 607268/2015 (filed November 9, 2015); (4) Minzer v. Astoria Fin. Corp., et al., Index No. 607358/2015 (filed November 12, 2015); (5) MSS 12-09 Trust v. Palleschi, et al., Index No. 607472/2015 (filed November 13, 2015); and (6) The Firemen’s Retirement System of St. Louis v. Keegan, et al., Index No. 607612/2015 (filed November 23, 2015). On January 15, 2016, the court consolidated the New York lawsuits under the caption In re Astoria Financial Corporation Shareholders Litigation, Index No. 607132/2015, and on January 29, 2016 the lead plaintiffs filed an amended consolidated complaint.  In addition, a seventh lawsuit was filed challenging the proposed transaction in the Delaware Court of Chancery, captioned O’Connell v. Astoria Financial Corp., et al., Case No. 11928 (filed January 22, 2016). The plaintiff in this case voluntarily dismissed the case on September 26, 2016. Each of the lawsuits is a putative class action filed on behalf of the stockholders of Astoria and names as defendants Astoria, its directors and NYCB, or collectively, the defendants. The NYCB Merger Agreement was terminated effective January 1, 2017.

On February 23, 2017, in light of the termination of the NYCB Merger Agreement, the defendants and the plaintiffs agreed to voluntarily discontinue the consolidated lawsuits without prejudice and without any costs to any party. For additional information regarding the NYCB Merger-related litigation, see Part I, Item 3, “Legal Proceedings,” in our 2016 Annual Report on Form 10-K.

Sterling Merger-related Litigation
Following the announcement of the execution of the Sterling Merger Agreement, a number of lawsuits challenging the proposed Sterling Merger were filed: (1) MSS 1209 Trust v. Astoria Financial Corporation, et al, Index No. 602161/2017, filed March 13, 2017 in the Supreme Court of the State of New York, County of Nassau, or the MSS Complaint; (2) Parshall v. Astoria Financial Corporation, et al, Case No. 2:17-cv-02165, filed April 10, 2017 in the United States District Court for the Eastern District of New York, or the Parshall Complaint; (3) Minzer v. Astoria Financial Corporation, et al., Case No. 2017-0284, filed April 12, 2017 in the Court of Chancery of the State of Delaware, or the Minzer Complaint; (4) O’Connell v. Astoria Financial Corporation, et al., Index No. 603703/2017, filed April 28, 2017 in the Supreme Court of the State of New York, County of Nassau, or the O’Connell Complaint, and together with the MSS Complaint and the Minzer Complaint, the State Court Complaints; and (5) Jenkins v. Astoria Financial Corporation, et al., filed May 2, 2017 in the United States District Court for the Eastern District of New York, or the Jenkins Complaint, and together with the Parshall Complaint, the Federal Complaints. Each of these lawsuits is a putative class action filed on behalf of stockholders of Astoria and names as defendants Astoria, its directors and Sterling.

The State Court Complaints generally allege that the directors of Astoria breached their fiduciary duties in connection with their approval of the Sterling Merger Agreement because they failed to properly value Astoria and to take steps to maximize value to Astoria’s public stockholders, resulting in inadequate merger consideration. The State Court Complaints further variously allege that the directors of Astoria approved the Sterling Merger through a flawed sales process, alleging the absence of a competitive sales process and that the process was tainted by certain alleged conflicts of interest on the part of the Astoria directors. The State Court Complaints also allege that the directors of Astoria breached their fiduciary duties because they agreed to unreasonable deal protection devices that allegedly preclude other bidders from making a successful competing offer for Astoria, including, among others, a no solicitation provision that allegedly prevents other buyers from participating in discussions which may lead to a superior proposal, a recurring and unlimited information rights provision, which allegedly gives Astoria 24 hours to provide Sterling unfettered access to confidential, non-public information about competing proposals from third parties, and a provision that requires Astoria to pay Sterling a termination fee of $75.7 million under certain circumstances. The State Court Complaints further allege that Sterling aided and abetted the alleged fiduciary breaches by the Astoria Board of Directors.

The Federal Complaints variously allege that the defendants violated federal securities laws by disseminating a registration statement that omits material information with respect to the Sterling Merger, including because it allegedly omits material information regarding Astoria’s and Sterling’s financial projections and financial analyses performed by their respective financial advisors, as well as material information regarding the process leading to the proposed Sterling Merger. The O’Connell Complaint and the Minzer Complaint also allege that the registration statement is materially misleading.

Plaintiffs in the state and federal actions seek, among other things, an order enjoining completion of the proposed Sterling Merger, additional disclosure, rescission of the transaction or rescissory damages if the Sterling Merger is consummated, and an award of costs and attorneys’ fees.

In addition, on April 26, 2017, a lawsuit challenging the proposed Sterling Merger was filed in the Supreme Court of the State of New York, County of Rockland, Garfield v. Sterling Bancorp, et al, Index No. 031888/2017. This lawsuit is also a putative class action, but was brought on behalf of the stockholders of

Sterling and names Sterling, its directors, and Astoria as defendants. The complaint alleges, among other things, that Astoria has aided and abetted a breach of the Sterling directors’ fiduciary duty of candor by jointly filing a materially deficient and misleading proxy statement. The complaint states that plaintiffs are seeking an order, requiring, among other things, the defendants to cause Sterling to make corrective and complete disclosures on the proxy statement, or enjoinment and unwinding of the proposed Sterling Merger Agreement if they do not, and an award of rescissory and other damages to plaintiffs, including attorneys’ fees and costs.

The defendants believe these actions are without merit. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at March 31, 2017 with respect to these matters.

Other potential plaintiffs may file additional lawsuits challenging the proposed Sterling Merger. The outcome of the pending and any additional future litigation is uncertain. If the cases are not resolved, these lawsuits could result in substantial costs to Astoria, including any costs associated with the indemnification of Astoria’s directors and officers. No assurance can be given at this time that the litigation against us will be resolved in our favor, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

ITEM 1A.    Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2016 Annual Report on Form 10-K.  There were no material changes in risk factors relevant to our operations since December 31, 2016, except as discussed below.

Astoria Financial Corporation will be subject to business uncertainties and contractual restrictions while the Sterling Merger is pending.

Uncertainty about the effect of the Sterling Merger on employees and customers may have an adverse effect on Astoria. These uncertainties may impair Astoria’s ability to attract, retain and motivate key personnel until the Sterling Merger is completed, and could cause customers and others that deal with Astoria to seek to change existing business relationships with Astoria. Retention of certain employees may be challenging while the Sterling Merger is pending, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, Astoria’s business could be harmed. In addition, the Sterling Merger Agreement restricts Astoria from making certain acquisitions and taking other specified actions without the consent of Sterling. These restrictions may prevent Astoria from pursuing attractive business opportunities that may arise prior to the completion of the Sterling Merger. Furthermore, the terms of the Sterling Merger Agreement limit our ability to pay quarterly cash dividends in excess of $0.04 per share of our common stock without the consent of Sterling. Sterling has agreed not to unreasonably withhold any such consent.

The Sterling Merger Agreement limits Astoria’s ability to pursue acquisition proposals and requires Astoria to pay a termination fee of $75.7 million under limited circumstances, including circumstances relating to acquisition proposals. Additionally, certain provisions of the Astoria charter and bylaws may deter potential acquirers.

The Sterling Merger Agreement prohibits Astoria from initiating, soliciting, knowingly encouraging, or knowingly facilitating certain third-party acquisition proposals. The Sterling Merger agreement also provides that Astoria will be required to pay a termination fee in the amount of $75.7 million in the event that the

Sterling Merger agreement is terminated under certain circumstances, including a change of recommendation by Astoria’s Board of Directors. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Astoria from considering or proposing such an acquisition. Under the Astoria charter, certain business combinations involving affiliates or interested stockholders require the approval of a supermajority of stockholders unless they are approved by a majority of the disinterested directors on the Board of Directors or certain other requirements are met, and the Astoria charter generally prohibits holders of shares that are beneficially owned by a person who beneficially owns more than 10% of the outstanding shares of Astoria Common Stock, as applicable, from voting shares in excess of such 10% limit. These provisions and other provisions of the Astoria charter or bylaws, including provisions regarding Astoria’s classified Board of Directors, or of Delaware General Corporation Law, could make it more difficult for a third-party to acquire control of Astoria and may discourage a potential competing acquirer.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Sterling Merger.

Before the Sterling Merger and the Sterling Bank Merger may be completed, Sterling and Astoria must obtain approvals from the FRB and the OCC. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals, the regulators consider a variety of factors, including the regulatory standing of each party. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain these approvals or delay their receipt. The regulators may impose conditions on the completion of the Sterling Merger or the Sterling Bank Merger or require changes to the terms of the Sterling Merger or the Sterling Bank Merger. Such conditions or changes could have the effect of delaying or preventing completion of the Sterling Merger or the Sterling Bank Merger or imposing additional costs on or limiting the revenues of the combined company following the Sterling Merger or the Sterling Bank Merger, any of which might have an adverse effect on the combined company following the Sterling Merger.

The processing time for obtaining regulatory approvals for bank mergers, particularly for larger institutions, has increased since the financial crisis. In a recent approval order, the FRB stated that if material weaknesses are identified by examiners before a banking organization applies to engage in expansionary activity, the FRB will not in the future allow the application to remain pending while the banking organization addresses its weaknesses. The FRB explained that, in the future, if issues arise during the processing of an application, it will require the applicant banking organization to withdraw its application pending resolution of any supervisory concerns. Accordingly, if there is an adverse development in either party’s regulatory standing, Sterling may be required to withdraw some or all of the applications for approval of the Sterling Merger and Sterling Bank Merger and, if possible, resubmit them after the applicable supervisory concerns have been resolved.

The Sterling Merger Agreement may be terminated in accordance with its terms and the Sterling Merger may not be completed.

The Sterling Merger Agreement is subject to a number of conditions that must be fulfilled in order to complete the Sterling Merger. These conditions to the closing of the Sterling Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Sterling Merger may be delayed or may not be completed. In addition, if the Sterling Merger is not completed by May 31, 2018, either Astoria or Sterling may choose not to proceed with the merger, and the parties can mutually decide to terminate the Sterling Merger Agreement at any time.

In addition, Sterling and Astoria may elect to terminate the Sterling Merger Agreement in certain other circumstances and Astoria may be required to pay a termination fee.

Termination of the Sterling Merger Agreement could negatively impact Astoria Financial Corporation.

If the Sterling Merger Agreement is terminated, Astoria’s business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Sterling Merger. In addition, if the Sterling Merger Agreement is terminated, the market price of Astoria Common Stock could decline to the extent that the current market price reflects a market assumption that the Sterling Merger will be completed. If the Sterling Merger Agreement is terminated and Astoria’s Board of Directors seeks another merger or business combination, Astoria’s stockholders cannot be certain that Astoria will be able to find a party willing to offer equivalent or more attractive consideration than the consideration Sterling has agreed to provide in the Sterling Merger. If the Sterling Merger Agreement is terminated under certain circumstances, Astoria may be required to pay a termination fee of $75.7 million to Sterling.

If the Sterling Merger is not completed, Astoria Financial Corporation will have incurred substantial expenses without realizing the expected benefits of the Sterling Merger.

Astoria has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Sterling Merger Agreement. If the Sterling Merger is not completed, Astoria would have to recognize these expenses without realizing the expected benefits of the Sterling Merger.

Pending Litigation Against Sterling and Astoria Could Result in an Injunction Preventing the Completion of the Merger.

Following the announcement of the execution of the Sterling Merger Agreement, four lawsuits challenging the proposed Sterling Merger were filed in state courts of New York and Delaware and in a federal district court in New York. Each of the lawsuits is a putative class action filed on behalf of the stockholders of Astoria and names as defendants Astoria, its directors and Sterling. These lawsuits seek, among other things, to enjoin completion of the Sterling Merger, damages, additional disclosures and an award of costs and attorneys’ fees. Additional plaintiffs may also file lawsuits against Astoria or Sterling and/or their directors and officers in connection with the Sterling Merger. The outcome of any such litigation is uncertain. If the cases are not resolved, these lawsuits could prevent or delay completion of the Sterling Merger and result in substantial costs to Astoria, including any costs associated with the indemnification of directors and officers. One of the conditions to the closing of the Sterling Merger is that no order, injunction or decree issued by any court or agency of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Sterling Merger shall be in effect. As such, if plaintiffs are successful in obtaining an injunction prohibiting the completion of the Sterling Merger on the agreed-upon terms, then such injunction may prevent the Sterling Merger from being completed, or from being completed within the expected timeframe. No assurance can be given at this time that the litigation against us will be resolved in our favor, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material. For additional information regarding the lawsuits, see Part II, Item 1, “Legal Proceedings.”

Because the market price of Sterling Common Stock will fluctuate, Astoria common stockholders cannot be certain of the market value of the merger consideration they will receive in the Sterling Merger.

Upon completion of the Sterling Merger, each outstanding share of Astoria Common Stock (except for specified shares of Astoria Common Stock held by Astoria or Sterling) will be converted into 0.875 shares of Sterling Common Stock. The market value of the merger consideration will vary from the closing price of Sterling Common Stock on the date Sterling and Astoria announced the Sterling Merger, on the date that the joint proxy statement/prospectus relating to the Sterling Merger is mailed to Astoria common stockholders, on the date of the special meeting of the Astoria common stockholders at which such stockholders must decide whether to adopt the Sterling Merger Agreement, and on the date the Sterling Merger is completed. Any change in the market price of Sterling Common Stock prior to the completion of the Sterling Merger will affect the market value of the merger consideration that Astoria common stockholders will receive upon completion of the Sterling Merger, and there will be no adjustment to the merger consideration for changes in the market price of either shares of Sterling Common Stock or shares of Astoria Common Stock. The market price of Sterling Common Stock could be subject to significant fluctuations due to a variety of factors, including: changes in sentiment in the market regarding Sterling’s operations or business prospects, including market sentiment regarding Sterling’s entry into the Sterling Merger Agreement, general market and economic conditions, changes in Sterling’s businesses, operations and prospects and regulatory considerations. Astoria common stockholders should obtain current stock quotations for shares of Sterling Common Stock and for shares of Astoria Common Stock.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At March 31, 2017, a maximum of 7,566,693 shares may yet be purchased under this plan.  Pursuant to the terms of the Sterling Merger Agreement, we may not repurchase shares of our common stock without the consent of Sterling. Sterling has agreed not to unreasonably withhold any such consent.

ITEM 3.    Defaults Upon Senior Securities

Not applicable.

ITEM 4.    Mine Safety Disclosures

Not applicable.

ITEM 5.    Other Information

Not applicable.

ITEM 6.    Exhibits

See Index of Exhibits on page 77.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

Dated:	May 5, 2017	By:	/s/	Monte N. Redman
Monte N. Redman
President and Chief Executive Officer

Dated:	May 5, 2017	By:	/s/	Frank E. Fusco
Frank E. Fusco
Senior Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Dated:	May 5, 2017	By:	/s/	John F. Kennedy
John F. Kennedy
Senior Vice President and
Chief Accounting Officer

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

2.1	Agreement and Plan of Merger by and between Astoria Financial Corporation and Sterling Bancorp, dated March 6, 2017. (1)

31.1	Certifications of Chief Executive Officer. (*)

31.2	Certifications of Chief Financial Officer. (*)

32.1
Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. (*)

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema Document (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

(*)    Filed herewith

(1)
Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K, dated March 6, 2017, filed with the Securities and Exchange Commission on March 9, 2017 (File Number 001-11967).